Form 10-Q
period 2017-03-31
BANK OF AMERICA CORP /DE/
filed 2017-05-02
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
Yes ✓ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ✓	Accelerated filer	Non-accelerated filer (do not check if a smaller reporting company)	Smaller reporting company
Emerging growth company
Yes No ✓
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes No
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes No ✓
On May 1, 2017, there were 9,951,898,904 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation and Subsidiaries
March 31, 2017
Form 10-Q
INDEX
Part I. Financial Information

1 Bank of America

Part II. Other Information
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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of our 2016 Annual Report on Form 10-K and in any of the Corporation’s subsequent Securities and Exchange Commission filings: potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation and regulatory proceedings, including inquiries into our retail sales practices, and the possibility that amounts may be in excess of the Corporation’s recorded liability and estimated range of possible loss for litigation exposures; the possibility that the Corporation could face increased servicing, securities, fraud, indemnity, contribution or other claims from one or more counterparties, including trustees, purchasers of loans, underwriters, issuers, other parties involved in securitizations, monolines or private-label and other investors; the possibility that future representations and warranties losses may occur in excess of the Corporation’s recorded liability and estimated range of possible loss for its representations and warranties exposures; the Corporation’s ability to resolve representations and warranties repurchase and related claims, including claims brought by investors or trustees seeking to avoid the statute of limitations for repurchase claims; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates, currency exchange rates and economic conditions; the impact on the Corporation's business, financial condition and results of operations of a potential higher interest rate environment; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions, and other uncertainties; the impact on the Corporation’s business, financial condition and results of operations from a protracted period of lower oil prices or ongoing volatility with respect to oil prices; the Corporation's ability to achieve its expense targets or net interest income or other projections; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; estimates of the fair value of certain of the Corporation’s assets and liabilities; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements, including the approval of our internal models methodology for calculating counterparty credit risk for derivatives; the potential impact of total loss-absorbing capacity requirements; potential adverse changes to our global systemically important bank (G-SIB) surcharge; the impact of Federal Reserve actions on the Corporation’s capital plans; the possible impact of the Corporation's failure to remediate shortcomings identified by banking regulators in the Corporation's Resolution Plan; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including, but not limited to, recovery and resolution planning requirements, Federal Deposit Insurance Corporation (FDIC) assessments, the Volcker Rule, fiduciary standards and derivatives regulations; a failure in or breach of the Corporation’s operational or security systems or infrastructure, or those of third parties, including as a result of cyberattacks; the impact on the Corporation's business, financial condition and results of operations from the planned exit of the United Kingdom (U.K.) from the European Union (EU); and other similar matters.
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

Bank of America 2

Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “the Corporation” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At March 31, 2017, the Corporation had approximately $2.2 trillion in assets and approximately 209,000 full-time equivalent employees.
As of March 31, 2017, we operated in all 50 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico and more than 35 countries. Our retail banking footprint covers approximately 83 percent of the U.S. population, and we serve approximately 47 million consumer and small business relationships with approximately 4,600 retail financial centers, approximately 15,900 ATMs, and leading digital banking platforms (www.bankofamerica.com) with approximately 35 million active users, including more than 22 million mobile active users. We offer industry-leading support to approximately three million small business owners. Our wealth management businesses, with client balances of approximately $2.6 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
First Quarter 2017 Economic and Business Environment
Macroeconomic trends in the U.S. were largely stable during the first quarter. Following a pronounced deceleration in economic growth in the fourth quarter of 2016, there was little sign of a first quarter acceleration to start 2017. Consumer spending softened, as vehicle sales flattened at high levels and utility consumption was restrained by warmer than normal temperatures. Partially offsetting slower consumer spending, business investment (including energy-related equipment and infrastructure) strengthened on stabilizing energy costs and a lift in business confidence. Domestic final sales growth may have declined slightly below two percent on an annualized basis despite solid growth in housing construction. The labor market remained healthy, with sustained strong non-farm payroll gains in excess of 200,000 in both January and February. With signs of gradually firming inflation, the Federal Reserve raised the federal funds rate target range by 25 basis points (bps) to a range of 0.75 percent to one percent in March, in line with market expectations.

Consumer and business attitudes on the economy improved markedly, continuing trends that began with the Presidential election last November. Financial markets also responded to several ongoing developments: first, in response to the March rate hike and the potential for several additional hikes over 2017, the treasury yield curve flattened as short-term yields rose while longer term rates remained relatively unchanged. Second, with expectations of more expansionary fiscal policy and regulatory relief from the new Presidential Administration, equity markets rallied, with the S&P 500 index gaining over five percent in the first quarter of 2017. Meanwhile, the U.S. Dollar weakened, erasing some of the previous quarter’s gains. Forward markets captured the shift in financial market expectations and risks with federal fund futures falling and equity volatility remaining stable at historically low levels throughout the quarter.
Abroad, the impact of the U.K. vote to exit the EU (Brexit) has been muted to date, even as the British government approached and then triggered Article 50 of the Treaty on EU in late March. The resilient economic outlook, combined with a stronger than expected pickup in inflation, has shifted the Bank of England from a loosening to a tightening bias. Recent indicators suggest that the recovery in the eurozone has continued to gain momentum and move closer to historical trends. Inflationary pressures showed signs of building, as headline inflation moved closer to the European Central Bank’s inflation target. However, the pickup was mainly driven by food and energy prices; core inflation remained at historical low levels. As a result, although the European Central Bank kept its policy rate unchanged, it adopted a slightly more hawkish tone.
The upward revision of the fourth quarter GDP indicated that the Japanese recovery has gathered momentum, driven by a strengthening of domestic demand. The new monetary policy regime of yield curve targeting has kept the Japanese yield curve in check against the global rise in long-term interest rates. Underlying inflation also showed signs of bottoming and turning positive over the quarter. In China, the service sector remained a key driver of economic growth amid signs that activity in the industrial sector could pick up steam in the coming months. The Yuan was stable against the dollar during the quarter as efforts to stem capital outflows by the government started to show improvements.
Recent Events
Capital Management
During the first quarter of 2017, we repurchased approximately $2.7 billion of common stock pursuant to the Board of Directors’ (the Board) authorization of our 2016 Comprehensive Capital Analysis and Review (CCAR) capital plan and to offset equity-based compensation awards. This also included repurchases related to the January 13, 2017 announcement of our plan to repurchase an additional $1.8 billion of common stock during the first half of 2017. For additional information, see Capital Management on page 21.

3 Bank of America

Selected Financial Data
Table 1 provides selected consolidated financial data for the three months ended March 31, 2017 and 2016, and at March 31, 2017 and December 31, 2016.

Table 1	Selected Financial Data
		Three Months Ended March 31
(Dollars in millions, except per share information)		2017	2016
Income statement
Revenue, net of interest expense		$22,248	$20,790
Net income		4,856	3,472
Diluted earnings per common share		0.41	0.28
Dividends paid per common share		0.075	0.05
Performance ratios
Return on average assets		0.88%	0.64%
Return on average common shareholders' equity		7.27	5.11
Return on average tangible common shareholders’ equity (1)		10.28	7.33
Efficiency ratio		66.74	71.27

		March 31 2017	December 31 2016
Balance sheet
Total loans and leases		$906,242	$906,683
Total assets		2,247,701	2,187,702
Total deposits		1,272,141	1,260,934
Total common shareholders’ equity		242,933	241,620
Total shareholders’ equity		268,153	266,840

(1)
Return on average tangible common shareholders' equity is a non-GAAP financial measure. For additional information and a corresponding reconciliation to accounting principles generally accepted in the United States of America (GAAP) financial measures, see Non-GAAP Reconciliations on page 61.

Financial Highlights
Net income was $4.9 billion, or $0.41 per diluted share for the three months ended March 31, 2017 compared to $3.5 billion, or $0.28 per diluted share for the same period in 2016. The results for the three months ended March 31, 2017 compared to the same period in 2016 were driven by higher revenue and lower provision for credit losses.
Total assets increased $60.0 billion from December 31, 2016 to $2.2 trillion at March 31, 2017 primarily driven by higher cash and cash equivalents from seasonal increases in deposits and higher short-term bank funding as well as seasonal increases in trading account assets due to increased client financing activities and securities borrowed or purchased under agreements to resell. Total liabilities increased $58.7 billion from December 31, 2016 to $2.0 trillion at March 31, 2017 primarily driven by higher securities loaned or sold under agreements to repurchase and short-term borrowings due to increased Federal Home Loan Bank (FHLB) advances for liquidity purposes as well as increases in trading account liabilities and a seasonal increase in deposits. Shareholders' equity increased $1.3 billion from December 31, 2016 primarily due to net income, partially offset by $2.7 billion of common stock repurchases.

Table 2	Summary Income Statement

		Three Months Ended March 31
(Dollars in millions)		2017	2016
Net interest income		$11,058	$10,485
Noninterest income		11,190	10,305
Total revenue, net of interest expense		22,248	20,790
Provision for credit losses		835	997
Noninterest expense		14,848	14,816
Income before income taxes		6,565	4,977
Income tax expense		1,709	1,505
Net income		4,856	3,472
Preferred stock dividends		502	457
Net income applicable to common shareholders		$4,354	$3,015

Per common share information
Earnings		$0.43	$0.29
Diluted earnings		0.41	0.28
Net Interest Income
Net interest income increased $573 million to $11.1 billion for the three months ended March 31, 2017 compared to the same period in 2016, and the net interest yield increased six bps to 2.35 percent. Among other factors, these increases were primarily driven by the higher interest rate environment, primarily short-end rates, and growth in loans and deposits. For information regarding interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 58.

Bank of America 4

Noninterest Income

Table 3	Noninterest Income

		Three Months Ended March 31
(Dollars in millions)		2017	2016
Card income		$1,449	$1,430
Service charges		1,918	1,837
Investment and brokerage services		3,262	3,182
Investment banking income		1,584	1,153
Trading account profits		2,331	1,662
Mortgage banking income		122	433
Gains on sales of debt securities		52	190
Other income		472	418
Total noninterest income		$11,190	$10,305
Noninterest income increased $885 million to $11.2 billion for the three months ended March 31, 2017 compared to the same period in 2016. The following highlights the more significant changes.

●	Investment banking income increased $431 million driven by higher debt and equity issuance fees, and advisory fees driven by an increase in overall client activity and market fee pools.

●	Trading account profits increased $669 million due to a stronger performance across credit products led by mortgages, improved trading performance and increased client financing activity in equities.

●
Mortgage banking income decreased $311 million primarily driven by lower net servicing income and a decline in production income. Net servicing income decreased primarily due to lower mortgage servicing rights (MSR) results, net of the related hedge performance and lower servicing fees driven by a smaller servicing portfolio. Production income declined primarily due to lower volume.

●	Gains on sales of debt securities decreased $138 million primarily driven by lower sales volume.
Provision for Credit Losses
The provision for credit losses decreased $162 million to $835 million for the three months ended March 31, 2017 compared to the same period in 2016 primarily driven by credit quality improvements in energy exposures in the commercial portfolio. We expect the provision for credit losses will approximate net charge-offs for the second quarter of 2017. For more information on the provision for credit losses, see Provision for Credit Losses on page 51. For more information on our energy sector exposure, see Commercial Portfolio Credit Risk Management – Industry Concentrations on page 47.

Noninterest Expense

Table 4	Noninterest Expense

		Three Months Ended March 31
(Dollars in millions)		2017	2016
Personnel		$9,158	$8,852
Occupancy		1,000	1,028
Equipment		438	463
Marketing		332	419
Professional fees		456	425
Amortization of intangibles		162	187
Data processing		794	838
Telecommunications		191	173
Other general operating		2,317	2,431
Total noninterest expense		$14,848	$14,816
Noninterest expense of $14.8 billion remained relatively unchanged for the three months ended March 31, 2017 compared to the same period in 2016 reflecting broad-based reductions in operating and support costs, offset by higher personnel and FDIC expenses. Personnel expense increased $306 million and included retirement-eligible incentive costs of $964 million compared to $850 million as well as seasonally elevated payroll tax costs. Also impacting the increase were higher incentive costs due to the impact of changes in share price on employee stock awards, and higher revenue-related incentive costs. Other general operating expense decreased $114 million largely driven by lower litigation expense.
Income Tax Expense

Table 5	Income Tax Expense

		Three Months Ended March 31
(Dollars in millions)		2017	2016
Income before income taxes		$6,565	$4,977
Income tax expense		1,709	1,505
Effective tax rate		26.0%	30.2%
The effective tax rates for the three months ended March 31, 2017 and 2016 were driven by the impact of our recurring tax preference benefits. The effective tax rate for the three months ended March 31, 2017 also included a tax benefit of $222 million related to new accounting guidance for the tax impact associated with share-based compensation. For additional information, see Note 11 – Shareholders’ Equity to the Consolidated Financial Statements. We expect our effective tax rate to be approximately 30 percent for the remainder of 2017, absent unusual items.

5 Bank of America

Table 6	Selected Quarterly Financial Data

		2017 Quarter	2016 Quarters
(Dollars in millions, except per share information)		First	Fourth	Third	Second	First
Income statement
Net interest income		$11,058	$10,292	$10,201	$10,118	$10,485
Noninterest income		11,190	9,698	11,434	11,168	10,305
Total revenue, net of interest expense		22,248	19,990	21,635	21,286	20,790
Provision for credit losses		835	774	850	976	997
Noninterest expense		14,848	13,161	13,481	13,493	14,816
Income before income taxes		6,565	6,055	7,304	6,817	4,977
Income tax expense		1,709	1,359	2,349	2,034	1,505
Net income		4,856	4,696	4,955	4,783	3,472
Net income applicable to common shareholders		4,354	4,335	4,452	4,422	3,015
Average common shares issued and outstanding		10,100	10,170	10,250	10,328	10,370
Average diluted common shares issued and outstanding		10,915	10,959	11,000	11,059	11,100
Performance ratios
Return on average assets		0.88%	0.85%	0.90%	0.88%	0.64%
Four quarter trailing return on average assets (1)		0.88	0.82	0.76	0.74	0.73
Return on average common shareholders’ equity		7.27	7.04	7.27	7.40	5.11
Return on average tangible common shareholders’ equity (2)		10.28	9.92	10.28	10.54	7.33
Return on average shareholders' equity		7.35	6.91	7.33	7.25	5.36
Return on average tangible shareholders’ equity (2)		10.00	9.38	9.98	9.93	7.40
Total ending equity to total ending assets		11.93	12.20	12.30	12.23	12.03
Total average equity to total average assets		12.01	12.24	12.28	12.13	11.98
Dividend payout		17.37	17.68	17.32	11.73	17.13
Per common share data
Earnings		$0.43	$0.43	$0.43	$0.43	$0.29
Diluted earnings		0.41	0.40	0.41	0.41	0.28
Dividends paid		0.075	0.075	0.075	0.05	0.05
Book value		24.36	24.04	24.19	23.71	23.14
Tangible book value (2)		17.23	16.95	17.14	16.71	16.19
Market price per share of common stock
Closing		$23.59	$22.10	$15.65	$13.27	$13.52
High closing		25.50	23.16	16.19	15.11	16.43
Low closing		22.05	15.63	12.74	12.18	11.16
Market capitalization		$235,291	$222,163	$158,438	$135,577	$139,427

(1)	Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.

(2)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and for corresponding reconciliations to GAAP financial measures, see Non-GAAP Reconciliations on page 61.

(3)	For more information on the impact of the purchased credit-impaired (PCI) loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 31.

(4)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(5)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 41 and corresponding Table 31, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 46 and corresponding Table 38.

(6)
Asset quality metrics include $242 million and $243 million of non-U.S. credit card allowance for loan and lease losses and $9.5 billion and $9.2 billion of non-U.S. credit card loans in the first quarter of 2017 and in the fourth quarter of 2016, which are included in assets of business held for sale on the Consolidated Balance Sheet.

(7)	Primarily includes amounts allocated to the U.S. credit card and unsecured consumer lending portfolios in Consumer Banking, PCI loans and the non-U.S. credit card portfolio in All Other.

(8)
Net charge-offs exclude $33 million, $70 million, $83 million, $82 million, and $105 million of write-offs in the PCI loan portfolio in the first quarter of 2017 and in the fourth, third, second and first quarters of 2016, respectively. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 39.

(9)
Includes net charge-offs of $44 million and $41 million on non-U.S. credit card loans, which are included in assets of business held for sale on the Consolidated Balance Sheet at March 31, 2017 and December 31, 2016.

(10)	Risk-based capital ratios are reported under Basel 3 Advanced - Transition. For additional information, see Capital Management on page 21.

Bank of America 6

Table 6	Selected Quarterly Financial Data (continued)

		2017 Quarter	2016 Quarters
(Dollars in millions)		First	Fourth	Third	Second	First
Average balance sheet
Total loans and leases		$914,144	$908,396	$900,594	$899,670	$892,984
Total assets		2,231,420	2,208,039	2,189,490	2,188,241	2,173,922
Total deposits		1,256,632	1,250,948	1,227,186	1,213,291	1,198,455
Long-term debt		221,468	220,587	227,269	233,061	233,654
Common shareholders’ equity		242,883	245,139	243,679	240,376	237,229
Total shareholders’ equity		268,103	270,360	268,899	265,354	260,423
Asset quality (3)
Allowance for credit losses (4)		$11,869	$11,999	$12,459	$12,587	$12,696
Nonperforming loans, leases and foreclosed properties (5)		7,637	8,084	8,737	8,799	9,281
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5, 6)		1.25%	1.26%	1.30%	1.32%	1.35%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5, 6)		156	149	140	142	136
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (5, 6)		150	144	135	135	129
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (7)		$4,047	$3,951	$4,068	$4,087	$4,138
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases (5, 7)		100%	98%	91%	93%	90%
Net charge-offs (8, 9)		$934	$880	$888	$985	$1,068
Annualized net charge-offs as a percentage of average loans and leases outstanding (5, 8)		0.42%	0.39%	0.40%	0.44%	0.48%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (5)		0.42	0.39	0.40	0.45	0.49
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (5)		0.43	0.42	0.43	0.48	0.53
Nonperforming loans and leases as a percentage of total loans and leases outstanding (5, 6)		0.80	0.85	0.93	0.94	0.99
Nonperforming loans, leases and foreclosed properties as a percentage of total loans, leases and foreclosed properties (5, 6)		0.84	0.89	0.97	0.98	1.04
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs (6, 8)		3.00	3.28	3.31	2.99	2.81
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs, excluding the PCI loan portfolio (6)		2.88	3.16	3.18	2.85	2.67
Ratio of the allowance for loan and lease losses at period end to annualized net charge-offs and PCI write-offs (6)		2.90	3.04	3.03	2.76	2.56
Capital ratios at period end (10)
Risk-based capital:
Common equity tier 1 capital		11.0%	11.0%	11.0%	10.6%	10.3%
Tier 1 capital		12.5	12.4	12.4	12.0	11.5
Total capital		14.4	14.3	14.2	13.9	13.4
Tier 1 leverage		8.8	8.9	9.1	8.9	8.7
Tangible equity (2)		9.1	9.2	9.4	9.3	9.1
Tangible common equity (2)		7.9	8.1	8.2	8.1	7.9
For footnotes see page 6.

7 Bank of America

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
We may present certain key performance indicators and ratios excluding certain items (e.g., debit valuation adjustment (DVA)) which result in non-GAAP financial measures. We believe that the presentation of measures that exclude these items are useful because they provide additional information to assess the underlying operational performance and trends of our businesses and to allow better comparison of period-to-period operating performance.

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
The aforementioned supplemental data and performance measures are presented in Table 6.
Table 7 presents certain non-GAAP financial measures and performance measurements on an FTE basis.

Table 7	Supplemental Financial Data

		Three Months Ended March 31
(Dollars in millions)		2017	2016
Fully taxable-equivalent basis data
Net interest income		$11,255	$10,700
Total revenue, net of interest expense		22,445	21,005
Net interest yield		2.39%	2.33%
Efficiency ratio		66.15	70.54

Bank of America 8

Table 8	Quarterly Average Balances and Interest Rates – FTE Basis

	First Quarter 2017			First Quarter 2016
(Dollars in millions)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$123,921	$202	0.66%	$138,574	$155	0.45%
Time deposits placed and other short-term investments	11,497	47	1.65	9,156	32	1.41
Federal funds sold and securities borrowed or purchased under agreements to resell	216,402	439	0.82	209,183	276	0.53
Trading account assets	125,661	1,111	3.58	136,306	1,212	3.57
Debt securities (1)	430,234	2,573	2.39	399,978	2,537	2.56
Loans and leases (2):
Residential mortgage	193,627	1,661	3.44	186,980	1,629	3.49
Home equity	65,508	639	3.94	75,328	711	3.79
U.S. credit card	89,628	2,111	9.55	87,163	2,021	9.32
Non-U.S. credit card	9,367	211	9.15	9,822	253	10.36
Direct/Indirect consumer (3)	93,291	608	2.65	89,342	550	2.48
Other consumer (4)	2,547	27	4.07	2,138	16	3.03
Total consumer	453,968	5,257	4.68	450,773	5,180	4.61
U.S. commercial	287,468	2,222	3.14	270,511	1,936	2.88
Commercial real estate (5)	57,764	479	3.36	57,271	434	3.05
Commercial lease financing	22,123	231	4.17	21,077	182	3.46
Non-U.S. commercial	92,821	595	2.60	93,352	585	2.52
Total commercial	460,176	3,527	3.11	442,211	3,137	2.85
Total loans and leases (1)	914,144	8,784	3.88	892,984	8,317	3.74
Other earning assets	73,514	751	4.13	58,641	694	4.75
Total earning assets (6)	1,895,373	13,907	2.96	1,844,822	13,223	2.88
Cash and due from banks (1)	27,196			28,844
Other assets, less allowance for loan and lease losses (1)	308,851			300,256
Total assets	$2,231,420			$2,173,922
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$52,193	$1	0.01%	$47,845	$1	0.01%
NOW and money market deposit accounts	617,749	74	0.05	577,779	71	0.05
Consumer CDs and IRAs	46,711	31	0.27	49,617	35	0.28
Negotiable CDs, public funds and other deposits	33,695	52	0.63	31,739	29	0.37
Total U.S. interest-bearing deposits	750,348	158	0.09	706,980	136	0.08
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	2,616	5	0.76	4,123	9	0.84
Governments and official institutions	1,013	2	0.81	1,472	2	0.53
Time, savings and other	58,418	117	0.81	56,943	78	0.55
Total non-U.S. interest-bearing deposits	62,047	124	0.81	62,538	89	0.57
Total interest-bearing deposits	812,395	282	0.14	769,518	225	0.12
Federal funds purchased, securities loaned or sold under agreements to repurchase and short-term borrowings	231,717	647	1.13	221,990	613	1.11
Trading account liabilities	69,695	264	1.53	72,299	292	1.63
Long-term debt	221,468	1,459	2.65	233,654	1,393	2.39
Total interest-bearing liabilities (6)	1,335,275	2,652	0.80	1,297,461	2,523	0.78
Noninterest-bearing sources:
Noninterest-bearing deposits	444,237			428,937
Other liabilities	183,805			187,101
Shareholders’ equity	268,103			260,423
Total liabilities and shareholders’ equity	$2,231,420			$2,173,922
Net interest spread			2.16%			2.10%
Impact of noninterest-bearing sources			0.23			0.23
Net interest income/yield on earning assets		$11,255	2.39%		$10,700	2.33%

(1)
Includes assets of the Corporation's non-U.S. consumer credit card business, which are included in assets of business held for sale on the Consolidated Balance Sheet at March 31, 2017. The impact on net interest yield of the earning assets included in assets of business held for sale is not significant.

(2)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis. PCI loans were recorded at fair value upon acquisition and accrete interest income over the estimated life of the loan.

(3)	Includes non-U.S. consumer loans of $2.9 billion and $3.8 billion in the first quarter of 2017 and 2016.

(4)
Includes consumer finance loans of $454 million and $551 million; consumer leases of $1.9 billion and $1.4 billion, and consumer overdrafts of $170 million and $161 million in the first quarter of 2017 and 2016, respectively.

(5)
Includes U.S. commercial real estate loans of $54.7 billion and $53.8 billion, and non-U.S. commercial real estate loans of $3.1 billion and $3.4 billion in the first quarter of 2017 and 2016, respectively.

(6)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $17 million and $35 million in the first quarter of 2017 and 2016. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $424 million and $565 million in the first quarter of 2017 and 2016. For additional information, see Interest Rate Risk Management for the Banking Book on page 58.

9 Bank of America

Business Segment Operations
Segment Description and Basis of Presentation
We report our results of operations through the following four business segments: Consumer Banking, GWIM, Global Banking and Global Markets, with the remaining operations recorded in All Other. We periodically review capital allocated to our businesses and allocate capital annually during the strategic and capital planning processes. We utilize a methodology that considers the effect of regulatory capital requirements in addition to internal risk-

based capital models. Our internal risk-based capital models use a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk on page 21. For more information on the basis of presentation for business segments and reconciliations to consolidated total revenue, net income and period-end total assets, see Note 17 – Business Segment Information to the Consolidated Financial Statements.
Consumer Banking

	Three Months Ended March 31
	Deposits		Consumer Lending		Total Consumer Banking
(Dollars in millions)	2017	2016	2017	2016	2017	2016	% Change
Net interest income (FTE basis)	$3,063	$2,692	$2,718	$2,636	$5,781	$5,328	9%
Noninterest income:
Card income	2	3	1,222	1,208	1,224	1,211	1
Service charges	1,050	997	—	—	1,050	997	5
Mortgage banking income (1)	—	—	119	190	119	190	(37)
All other income	102	115	8	16	110	131	(16)
Total noninterest income	1,154	1,115	1,349	1,414	2,503	2,529	(1)
Total revenue, net of interest expense (FTE basis)	4,217	3,807	4,067	4,050	8,284	7,857	5

Provision for credit losses	55	48	783	483	838	531	58
Noninterest expense	2,523	2,455	1,883	2,083	4,406	4,538	(3)
Income before income taxes (FTE basis)	1,639	1,304	1,401	1,484	3,040	2,788	9
Income tax expense (FTE basis)	618	479	528	545	1,146	1,024	12
Net income	$1,021	$825	$873	$939	$1,894	$1,764	7

Net interest yield (FTE basis)	1.96%	1.88%	4.34%	4.52%	3.50%	3.53%
Return on average allocated capital	35	28	14	17	21	21
Efficiency ratio (FTE basis)	59.85	64.50	46.29	51.43	53.19	57.77

Balance Sheet
	Three Months Ended March 31
Average	2017	2016	2017	2016	2017	2016	% Change
Total loans and leases	$4,979	$4,732	$252,966	$233,176	$257,945	$237,908	8%
Total earning assets (2)	634,704	576,634	254,066	234,362	668,865	607,302	10
Total assets (2)	661,769	603,429	265,783	246,781	707,647	646,516	9
Total deposits	629,337	571,462	6,257	6,731	635,594	578,193	10
Allocated capital	12,000	12,000	25,000	22,000	37,000	34,000	9

Period end	March 31 2017	December 31 2016	March 31 2017	December 31 2016	March 31 2017	December 31 2016	% Change
Total loans and leases	$4,938	$4,938	$253,483	$254,053	$258,421	$258,991	—%
Total earning assets (2)	660,888	631,172	254,291	255,511	694,883	662,698	5
Total assets (2)	688,277	658,316	266,106	268,002	734,087	702,333	5
Total deposits	655,714	625,727	5,893	7,059	661,607	632,786	5

(1)	Total consolidated mortgage banking income of $122 million and $433 million for the three months ended March 31, 2017 and 2016 was recorded primarily in Consumer Lending and All Other.

(2)
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

Bank of America 10

Consumer Banking Results
Net income for Consumer Banking increased $130 million to $1.9 billion for the three months ended March 31, 2017 compared to the same period in 2016 primarily driven by higher net interest income and lower noninterest expense, partially offset by higher provision for credit losses. Net interest income increased $453 million to $5.8 billion primarily due to the beneficial impact of an increase in investable assets as a result of higher deposits. Noninterest income decreased $26 million to $2.5 billion.
The provision for credit losses increased $307 million to $838 million due to loan growth and portfolio seasoning in the U.S. credit card portfolio. The three months ended March 31, 2017 included a net reserve increase of $66 million compared to a $208 million release for the same period in 2016. Noninterest expense decreased $132 million to $4.4 billion driven by improved operating efficiencies, partially offset by higher FDIC expense.
The return on average allocated capital remained unchanged at 21 percent. For more information on capital allocations, see Business Segment Operations on page 10.
Deposits
Deposits includes the results of consumer deposit activities which consist of a comprehensive range of products provided to consumers and small businesses. Our deposit products include traditional savings accounts, money market savings accounts, CDs and IRAs, noninterest- and interest-bearing checking accounts, as well as investment accounts and products. Net interest income is allocated to the deposit products using our funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Deposits generates fees such as account service fees, non-sufficient funds fees, overdraft charges and ATM fees, as well as investment and brokerage fees from Merrill Edge accounts. Merrill Edge is an integrated investing and banking service targeted at customers with less than $250,000 in investable assets. Merrill Edge provides investment advice and guidance, client brokerage asset services, a self-directed online investing platform and key banking capabilities including access to the Corporation’s network of financial centers and ATMs.
Deposits includes the net impact of migrating customers and their related deposit and brokerage asset balances between Deposits and GWIM as well as other client-managed businesses. For more information on the migration of customer balances to or from GWIM, see GWIM – Net Migration Summary on page 14.
Net income for Deposits increased $196 million to $1.0 billion for the three months ended March 31, 2017 compared to the same period in 2016 driven by higher revenue, partially offset by higher noninterest expense. Net interest income increased $371 million to $3.1 billion primarily due to the beneficial impact of an increase in investable assets as a result of higher deposits. Noninterest income increased $39 million to $1.2 billion primarily due to higher service charges. The prior-year period also included gains on certain divestitures.
The provision for credit losses increased $7 million to $55 million. Noninterest expense increased $68 million to $2.5 billion primarily driven by higher FDIC expense.
Average deposits increased $57.9 billion to $629.3 billion driven by strong organic growth. Growth in checking, traditional savings and money market savings of $61.4 billion was partially offset by a decline in time deposits of $3.5 billion.

Key Statistics – Deposits

	Three Months Ended March 31
	2017	2016
Total deposit spreads (excludes noninterest costs) (1)	1.67%	1.65%

Period end
Client brokerage assets (in millions)	$153,786	$126,921
Digital banking active users (units in thousands)	34,527	32,647
Mobile banking active users (units in thousands)	22,217	19,595
Financial centers	4,559	4,689
ATMs	15,939	16,003

(1)	Includes deposits held in Consumer Lending.
Client brokerage assets increased $26.9 billion driven by strong client flows and market performance. Mobile banking active users increased 2.6 million reflecting continuing changes in our customers’ banking preferences. The number of financial centers declined 130 driven by changes in customer preferences to self-service options as we continue to optimize our consumer banking network and improve our cost-to-serve.
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
We classify consumer real estate loans as core or non-core based on loan and customer characteristics such as origination date, product type, loan-to-value (LTV), Fair Isaac Corporation (FICO) score and delinquency status. For more information on the core and non-core portfolios, see Consumer Portfolio Credit Risk Management on page 31. At March 31, 2017, total owned loans in the core portfolio held in Consumer Lending were $103.7 billion, an increase of $11.3 billion from March 31, 2016, primarily driven by higher residential mortgage balances, partially offset by a decline in home equity.
Consumer Lending includes the net impact of migrating customers and their related loan balances between Consumer Lending and GWIM. For more information on the migration of customer balances to or from GWIM, see GWIM – Net Migration Summary on page 14.

11 Bank of America

Net income for Consumer Lending decreased $66 million to $873 million for the three months ended March 31, 2017 compared to the same period in 2016 driven by higher provision for credit losses and lower noninterest income, partially offset by lower noninterest expense and higher net interest income. Net interest income increased $82 million to $2.7 billion primarily driven by the impact of an increase in loan balances. Noninterest income decreased $65 million to $1.3 billion driven by lower mortgage banking income, partially offset by higher card income.
The provision for credit losses increased $300 million to $783 million due to loan growth and portfolio seasoning in the U.S. credit card portfolio. The three months ended March 31, 2017 included a net reserve increase of $62 million compared to a $204 million release for the same period in 2016. Noninterest expense decreased $200 million to $1.9 billion primarily driven by improved operating efficiencies.
Average loans increased $19.8 billion to $253.0 billion primarily driven by increases in residential mortgages and consumer vehicle loans, partially offset by lower home equity loan balances.

Key Statistics – Consumer Lending

	Three Months Ended March 31
(Dollars in millions)	2017	2016
Total U.S. credit card (1)
Gross interest yield	9.55%	9.32%
Risk-adjusted margin	8.89	9.05
New accounts (in thousands)	1,184	1,208
Purchase volumes	$55,321	$51,154
Debit card purchase volumes	$70,611	$69,147

(1)	In addition to the U.S. credit card portfolio in Consumer Banking, the remaining U.S. credit card portfolio is in GWIM.
During the three months ended March 31, 2017, the total U.S. credit card risk-adjusted margin decreased 16 bps primarily driven by higher credit card rewards costs. Total U.S. credit card purchase volumes increased $4.2 billion to $55.3 billion and debit card purchase volumes increased $1.5 billion to $70.6 billion, reflecting higher levels of consumer spending.
Mortgage Banking Income
Mortgage banking income in Consumer Banking includes production income and net servicing income. Production income is comprised primarily of revenue from the fair value gains and losses recognized on our interest rate lock commitments (IRLCs) and loans held-for-sale (LHFS), the related secondary market execution, and costs related to representations and warranties made in the sales transactions along with other obligations incurred in the sales of mortgage loans. Production income decreased $84 million to $54 million for the three months ended March 31, 2017 compared to the same period in 2016 due to a decision to retain a higher percentage of residential mortgage production in Consumer Banking, as well as the impact of a higher interest rate environment driving lower refinances.
Net servicing income within Consumer Banking includes income earned in connection with servicing activities and MSR valuation adjustments for the core portfolio, net of results from risk management activities used to hedge certain market risks of the MSRs. Net servicing income increased $13 million to $65 million for the three months ended March 31, 2017 compared to the same period in 2016.
Mortgage Servicing Rights
At March 31, 2017, the core MSR portfolio, held within Consumer Lending, was $1.9 billion compared to $1.8 billion at March 31, 2016. The increase was primarily driven by changes in fair value as well as new additions, which exceeded the amortization of expected cash flows. For more information on MSRs, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.

Key Statistics

	Three Months Ended March 31
(Dollars in millions)	2017	2016
Loan production (1):
Total (2):
First mortgage	$11,442	$12,623
Home equity	4,053	3,805
Consumer Banking:
First mortgage	$7,629	$9,078
Home equity	3,667	3,515

(1)	The loan production amounts represent the unpaid principal balance of loans and in the case of home equity, the principal amount of the total line of credit.

(2)	In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations in Consumer Banking and for the total Corporation decreased $1.4 billion and $1.2 billion in the three months ended March 31, 2017 compared to the same period in 2016 primarily driven by a higher interest rate environment driving lower first-lien mortgage refinances.
Home equity production in Consumer Banking and for the total Corporation increased $152 million and $248 million for the three months ended March 31, 2017 compared to the same period in 2016 due to a higher demand in the market based on improving housing trends.

Bank of America 12

Global Wealth & Investment Management

	Three Months Ended March 31
(Dollars in millions)	2017	2016	% Change
Net interest income (FTE basis)	$1,560	$1,513	3%
Noninterest income:
Investment and brokerage services	2,648	2,536	4
All other income	384	420	(9)
Total noninterest income	3,032	2,956	3
Total revenue, net of interest expense (FTE basis)	4,592	4,469	3

Provision for credit losses	23	25	(8)
Noninterest expense	3,333	3,273	2
Income before income taxes (FTE basis)	1,236	1,171	6
Income tax expense (FTE basis)	466	430	8
Net income	$770	$741	4

Net interest yield (FTE basis)	2.28%	2.18%
Return on average allocated capital	22	23
Efficiency ratio (FTE basis)	72.58	73.25

Balance Sheet
	Three Months Ended March 31
Average	2017	2016	% Change
Total loans and leases	$148,405	$139,098	7%
Total earning assets	277,989	279,605	(1)
Total assets	293,432	295,710	(1)
Total deposits	257,386	260,482	(1)
Allocated capital	14,000	13,000	8

Period end	March 31 2017	December 31 2016	% Change
Total loans and leases	$149,110	$148,179	1%
Total earning assets	275,214	283,151	(3)
Total assets	291,177	298,931	(3)
Total deposits	254,595	262,530	(3)
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
Client assets managed under advisory and/or discretion of GWIM are assets under management (AUM) and are typically held in diversified portfolios. The majority of client AUM have an investment strategy with a duration of greater than one year and are, therefore, considered long-term AUM. Fees earned on long-term AUM are calculated as a percentage of total AUM. The asset management fees charged to clients per year depend on various factors, but are generally driven by the breadth of the client’s relationship and generally range from 50 to 150 bps on their total AUM. The net client long-term AUM flows represent the net change in clients’ long-term AUM balances over a specified period of time, excluding market appreciation/depreciation and other adjustments.
Net income for GWIM increased $29 million to $770 million for the three months ended March 31, 2017 compared to the same period in 2016 due to higher revenue, partially offset by an increase in expense. The operating margin was 27 percent compared to 26 percent a year ago.
Net interest income increased $47 million to $1.6 billion driven by the impact of growth in loan balances. Noninterest income, which primarily includes investment and brokerage services income, increased $76 million to $3.0 billion. The increase in noninterest income was driven by higher asset management fees primarily due to higher market valuations and long-term AUM flows, partially offset by lower transactional revenue. Noninterest expense increased $60 million to $3.3 billion primarily due to higher revenue-related incentives and FDIC expense.
Return on average allocated capital was 22 percent, down from 23 percent a year ago as the impact of higher net income was more than offset by higher allocated capital.

13 Bank of America

Key Indicators and Metrics
	Three Months Ended March 31
(Dollars in millions, except as noted)	2017	2016
Revenue by Business
Merrill Lynch Global Wealth Management	$3,782	$3,667
U.S. Trust	809	777
Other (1)	1	25
Total revenue, net of interest expense (FTE basis)	$4,592	$4,469

Client Balances by Business, at period end
Merrill Lynch Global Wealth Management	$2,167,536	$1,998,145
U.S. Trust	417,841	390,262
Other (1)	—	77,751
Total client balances	$2,585,377	$2,466,158

Client Balances by Type, at period end
Long-term assets under management	$946,778	$812,916
Liquidity assets under management (1)	—	77,747
Assets under management	946,778	890,663
Brokerage assets	1,106,109	1,056,752
Assets in custody	126,086	115,537
Deposits	254,595	260,565
Loans and leases (2)	151,809	142,641
Total client balances	$2,585,377	$2,466,158

Assets Under Management Rollforward
Assets under management, beginning of period	$886,148	$900,863
Net long-term client flows	29,214	(599)
Net liquidity client flows	—	(3,820)
Market valuation/other (1)	31,416	(5,781)
Total assets under management, end of period	$946,778	$890,663

Associates, at period end (3, 4)
Number of financial advisors	16,576	16,671
Total wealth advisors, including financial advisors	18,435	18,486
Total primary sales professionals, including financial advisors and wealth advisors	19,431	19,366

Merrill Lynch Global Wealth Management Metric (4)
Financial advisor productivity (5) (in thousands)	$999	$984

U.S. Trust Metric, at period end (4)
Primary sales professionals	1,671	1,595

(1)
Includes the results of BofA Global Capital Management, the cash management division of Bank of America, and certain administrative items. Also reflects the sale to a third party of approximately $80 billion of BofA Global Capital Management's AUM during the three months ended June 30, 2016.

(2)	Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.

(3)	Includes financial advisors in the Consumer Banking segment of 2,092 and 2,259 at March 31, 2017 and 2016.

(4)	Associate headcount computation is based upon full-time equivalents.

(5)
Financial advisor productivity is defined as MLGWM total revenue, excluding the allocation of certain asset and liability management (ALM) activities, divided by the total number of financial advisors (excluding financial advisors in the Consumer Banking segment).

AUM increased $56.1 billion, or six percent, to $946.8 billion during the three months ended March 31, 2017 compared to the same period in 2016. The increase in AUM was primarily due to higher market valuations and positive net flows, which reflected client activity and a shift from brokerage assets to long-term AUM, partially offset by the sale of BofA Global Capital Management's liquidity AUM in the second quarter of 2016.
Client balances increased $119.2 billion, or five percent, to nearly $2.6 trillion at March 31, 2017 driven by higher market valuations and positive net flows, partially offset by the impact of the sale of liquidity AUM in 2016.
During the three months ended March 31, 2017, revenue from MLGWM of $3.8 billion increased three percent due to higher net interest income and asset management fees driven by higher market valuations and long-term AUM flows, partially offset by lower transactional revenue. U.S. Trust revenue of $809 million increased four percent reflecting higher net interest income and asset management fees driven by higher market valuations and long-term AUM flows.
Net Migration Summary
GWIM results are impacted by the net migration of clients and their corresponding deposit, loan and brokerage balances primarily to or from Consumer Banking, as presented in the table below. Migrations result from the movement of clients between business segments to better align with client needs.

Net Migration Summary (1)
	Three Months Ended March 31
(Dollars in millions)	2017	2016
Total deposits, net – to (from) GWIM	$(97)	$(391)
Total loans, net – to (from) GWIM	(127)	9
Total brokerage, net – to (from) GWIM	94	(240)

(1)	Migration occurs primarily between GWIM and Consumer Banking.

Bank of America 14

Global Banking

	Three Months Ended March 31
(Dollars in millions)	2017	2016	% Change
Net interest income (FTE basis)	$2,774	$2,545	9%
Noninterest income:
Service charges	765	745	3
Investment banking fees	925	636	45
All other income	491	528	(7)
Total noninterest income	2,181	1,909	14
Total revenue, net of interest expense (FTE basis)	4,955	4,454	11

Provision for credit losses	17	553	(97)
Noninterest expense	2,163	2,174	(1)
Income before income taxes (FTE basis)	2,775	1,727	61
Income tax expense (FTE basis)	1,046	635	65
Net income	$1,729	$1,092	58

Net interest yield (FTE basis)	3.08%	3.00%
Return on average allocated capital	18	12
Efficiency ratio (FTE basis)	43.66	48.80

Balance Sheet
	Three Months Ended March 31
Average	2017	2016	% Change
Total loans and leases	$342,857	$328,643	4%
Total earning assets	365,775	341,387	7
Total assets	415,856	391,775	6
Total deposits	304,137	297,134	2
Allocated capital	40,000	37,000	8

Period end	March 31 2017	December 31 2016	% Change
Total loans and leases	$344,451	$339,271	2%
Total earning assets	366,567	356,241	3
Total assets	416,710	408,268	2
Total deposits	296,178	306,430	(3)
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

Net income for Global Banking increased $637 million to $1.7 billion for the three months ended March 31, 2017 compared to the same period in 2016 driven by higher revenue and lower provision for credit losses.
Revenue increased $501 million to $5.0 billion for the three months ended March 31, 2017 compared to the same period in 2016 driven by higher net interest income and noninterest income. Net interest income increased $229 million to $2.8 billion driven by the impact of growth in loans and leases, partially offset by loan spread compression. Noninterest income increased $272 million to $2.2 billion largely due to higher investment banking fees.
The provision for credit losses decreased $536 million to $17 million driven by improvements in energy exposures. For additional information, see Commercial Portfolio Credit Risk Management – Industry Concentrations on page 47. Noninterest expense of $2.2 billion remained relatively unchanged as higher revenue-related incentives and FDIC expense were offset by lower other personnel and operating expense.
The return on average allocated capital was 18 percent, up from 12 percent, as higher net income was partially offset by an increased capital allocation. For more information on capital allocated to the business segments, see Business Segment Operations on page 10.

15 Bank of America

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
The table below and following discussion presents a summary of the results, which exclude certain investment banking activities in Global Banking.

Global Corporate, Global Commercial and Business Banking
	Three Months Ended March 31
	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Revenue
Business Lending	$1,102	$1,054	$1,044	$1,009	$101	$97	$2,247	$2,160
Global Transaction Services	797	715	707	702	197	187	1,701	1,604
Total revenue, net of interest expense	$1,899	$1,769	$1,751	$1,711	$298	$284	$3,948	$3,764

Balance Sheet
Average
Total loans and leases	$155,358	$150,921	$169,818	$160,498	$17,696	$17,196	$342,872	$328,615
Total deposits	145,377	137,637	122,904	125,321	35,861	34,182	304,142	297,140

Period end
Total loans and leases	$155,801	$154,398	$171,074	$161,816	$17,599	$17,274	$344,474	$333,488
Total deposits	142,094	139,691	118,435	124,010	35,653	34,376	296,182	298,077
Business Lending revenue increased $87 million for the three months ended March 31, 2017 compared to the same period in 2016 driven by the impact of loan growth, partially offset by loan spread compression.
Global Transaction Services revenue increased $97 million for the three months ended March 31, 2017 compared to the same period in 2016 driven by growth in treasury-related revenue.
Average loans and leases increased four percent for the three months ended March 31, 2017 compared to the same period in 2016 driven by growth in the commercial and industrial, and leasing portfolios. Average deposits increased two percent due to continued portfolio growth with new and existing clients.
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

Investment Banking Fees
	Three Months Ended March 31
	Global Banking		Total Corporation
(Dollars in millions)	2017	2016	2017	2016
Products
Advisory	$390	$305	$405	$346
Debt issuance	412	265	926	669
Equity issuance	123	66	312	188
Gross investment banking fees	925	636	1,643	1,203
Self-led deals	(23)	(11)	(59)	(50)
Total investment banking fees	$902	$625	$1,584	$1,153
Total Corporation investment banking fees of $1.6 billion, excluding self-led deals, included within Global Banking and Global Markets, increased 37 percent for the three months ended March 31, 2017 compared to the same period in 2016 driven by higher debt and equity issuance fees and higher advisory fees driven by an increase in overall client activity and market fee pools.

Bank of America 16

Global Markets

	Three Months Ended March 31
(Dollars in millions)	2017	2016	% Change
Net interest income (FTE basis)	$1,049	$1,184	(11)%
Noninterest income:
Investment and brokerage services	531	568	(7)
Investment banking fees	666	494	35
Trading account profits	2,177	1,595	36
All other income	285	110	159
Total noninterest income	3,659	2,767	32
Total revenue, net of interest expense (FTE basis)	4,708	3,951	19

Provision for credit losses	(17)	9	n/m
Noninterest expense	2,757	2,449	13
Income before income taxes (FTE basis)	1,968	1,493	32
Income tax expense (FTE basis)	671	520	29
Net income	$1,297	$973	33

Return on average allocated capital	15%	11%
Efficiency ratio (FTE basis)	58.56	62.01

Balance Sheet
	Three Months Ended March 31
Average	2017	2016	% Change
Trading-related assets:
Trading account securities	$203,866	$187,931	8%
Reverse repurchases	96,835	85,411	13
Securities borrowed	81,312	80,807	1
Derivative assets	40,346	53,512	(25)
Total trading-related assets (1)	422,359	407,661	4
Total loans and leases	70,064	69,283	1
Total earning assets (1)	429,906	418,198	3
Total assets	607,010	581,226	4
Total deposits	33,158	35,886	(8)
Allocated capital	35,000	37,000	(5)

Period end	March 31 2017	December 31 2016	% Change
Total trading-related assets (1)	$418,259	$380,562	10%
Total loans and leases	71,053	72,743	(2)
Total earning assets (1)	425,582	397,023	7
Total assets	604,015	566,060	7
Total deposits	33,629	34,927	(4)

(1)	Trading-related assets include derivative assets, which are considered non-earning assets.
n/m = not meaningful
Global Markets offers sales and trading services, including research, to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in a broad range of financial products including government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, syndicated loans, mortgage-backed securities (MBS), commodities and asset-backed securities (ABS). The economics of certain investment banking and underwriting activities are shared primarily between Global Markets and Global Banking under an internal revenue-sharing arrangement. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For information on investment banking fees on a consolidated basis, see page 16.
Net income for Global Markets increased $324 million to $1.3 billion for the three months ended March 31, 2017 compared to the same period in 2016 primarily driven by higher sales and trading revenue and investment banking fees, partially offset by higher noninterest expense. Net DVA losses were $130 million compared to gains of $154 million in the same period in 2016. Excluding net DVA, net income increased $500 million to $1.4 billion primarily driven by the same factors as described above. Sales and trading revenue, excluding net DVA, increased $741 million primarily due to a stronger performance across credit and mortgage products. Noninterest expense increased $308 million to $2.8 billion primarily due to litigation expense in the three

17 Bank of America

months ended March 31, 2017 compared to a litigation recovery in the same period in 2016 and higher revenue-related expenses, partially offset by lower operating and support costs.
Average earning assets increased $11.7 billion to $429.9 billion and period-end trading-related assets increased $37.7 billion to $418.3 billion both primarily driven by increased client financing activities in the global equities business.
The return on average allocated capital was 15 percent, up from 11 percent, reflecting an increase in net income and a decrease in allocated capital.
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

Sales and Trading Revenue (1, 2)

	Three Months Ended March 31
(Dollars in millions)	2017	2016
Sales and trading revenue
Fixed-income, currencies and commodities	$2,810	$2,405
Equities	1,089	1,037
Total sales and trading revenue	$3,899	$3,442

Sales and trading revenue, excluding net DVA (3)
Fixed-income, currencies and commodities	$2,930	$2,265
Equities	1,099	1,023
Total sales and trading revenue, excluding net DVA	$4,029	$3,288

(1)
Includes FTE adjustments of $47 million and $45 million for the three months ended March 31, 2017 and 2016. For more information on sales and trading revenue, see Note 2 – Derivatives to the Consolidated Financial Statements.

(2)	Includes Global Banking sales and trading revenue of $58 million and $159 million for the three months ended March 31, 2017 and 2016.

(3)
Fixed-income, currencies and commodities (FICC) and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA losses were $120 million for the three months ended March 31, 2017 compared to net DVA gains of $140 million for the same period in 2016. Equities net DVA losses were $10 million for the three months ended March 31, 2017 compared to net DVA gains of $14 million for the same period in 2016.

The explanations for period-over-period changes in sales and trading, FICC and Equities revenue, as set forth below, would be the same if net DVA was included.
FICC revenue, excluding net DVA, increased $665 million due to a more favorable market environment in credit and mortgage products with increased client activity combining for a stronger financial performance. Equities revenue, excluding net DVA, increased $76 million primarily due to stronger performance internationally in derivatives and client financing on improved investor sentiment. For more information on sales and trading revenue, see Note 2 – Derivatives to the Consolidated Financial Statements.

Bank of America 18

All Other

	Three Months Ended March 31
(Dollars in millions)	2017	2016	% Change
Net interest income (FTE basis)	$91	$130	(30)%
Noninterest income:
Card income	42	44	(5)
Mortgage banking income	2	242	(99)
Gains on sales of debt securities	52	190	(73)
All other loss	(281)	(332)	(15)
Total noninterest income	(185)	144	n/m
Total revenue, net of interest expense (FTE basis)	(94)	274	n/m

Provision for credit losses	(26)	(121)	(79)
Noninterest expense	2,189	2,382	(8)
Loss before income taxes (FTE basis)	(2,257)	(1,987)	14
Income tax benefit (FTE basis)	(1,423)	(889)	60
Net loss	$(834)	$(1,098)	(24)

Balance Sheet (1)
	Three Months Ended March 31
Average	2017	2016	% Change
Total loans and leases	$94,873	$118,052	(20)%
Total deposits	26,357	26,760	(2)

Period end	March 31 2017	December 31 2016	% Change
Total loans and leases (2)	$92,712	$96,713	(4)%
Total deposits	26,132	24,261	8

(1)
In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Such allocated assets were $522.0 billion and $493.5 billion for the three months ended March 31, 2017 and 2016, and $543.4 billion and $518.7 billion at March 31, 2017 and December 31, 2016.

(2)	Includes $9.5 billion and $9.2 billion of non-U.S. credit card, which are included in assets of business held for sale on the Consolidated Balance Sheet at March 31, 2017 and December 31, 2016.
n/m = not meaningful
All Other consists of ALM activities, equity investments, the non-U.S. consumer credit card business, non-core mortgage loans and servicing activities, the net impact of periodic revisions to the MSR valuation model for both core and non-core MSRs and the related economic hedge results and ineffectiveness, other liquidating businesses, residual expense allocations and other. ALM activities encompass certain residential mortgages, debt securities, interest rate and foreign currency risk management activities, the impact of certain allocation methodologies and accounting hedge ineffectiveness. The results of certain ALM activities are allocated to our business segments. For more information on our ALM activities, see Note 17 – Business Segment Information to the Consolidated Financial Statements. Equity investments include our merchant services joint venture as well as Global Principal Investments (GPI) which is comprised of a portfolio of equity, real estate and other alternative investments. For more information on our merchant services joint venture, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.
On December 20, 2016, we entered into an agreement to sell our non-U.S. consumer credit card business to a third party. Subject to regulatory approval, this transaction is expected to close by mid-2017. For more information on the sale of our non-U.S. consumer credit card business, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
The Corporation classifies consumer real estate loans as core or non-core based on loan and customer characteristics such as origination date, product type, LTV, FICO score and delinquency status. For more information on the core and non-core portfolios, see Consumer Portfolio Credit Risk Management on page 31. Residential mortgage loans that are held for ALM purposes, including interest rate or liquidity risk management, are classified as core and are presented on the balance sheet of All Other. For more information on our interest rate and liquidity risk management activities, see Liquidity Risk on page 28 and Interest Rate Risk Management for the Banking Book on page 58. During the three months ended March 31, 2017, residential mortgage loans held for ALM activities decreased $1.9 billion to $32.8 billion at March 31, 2017 primarily as a result of payoffs, paydowns and loan sales outpacing new originations. Non-core residential mortgage and home equity loans, which are principally run-off portfolios, including certain loans accounted for under the fair value option and MSRs pertaining to non-core loans serviced for others, are also held in All Other. During the three months ended March 31, 2017, total non-core loans decreased $2.7 billion to $50.4 billion at March 31, 2017 due largely to payoffs and paydowns, as well as loan sales.
The net loss for All Other decreased $264 million to $834 million for the three months ended March 31, 2017 compared to the same period in 2016 due to lower noninterest expense and a higher income tax benefit, partially offset by lower mortgage banking income, lower gains on sales of debt securities and a decrease in the benefit in the provision for credit losses.

19 Bank of America

Mortgage banking income in All Other decreased $240 million primarily driven by lower MSR results, net of the related hedge performance, and lower servicing fees driven by a smaller servicing portfolio. Gains on sales of loans, including nonperforming and other delinquent loans were $17 million compared to gains of $157 million in the same period in 2016.
The benefit in the provision for credit losses decreased $95 million to a benefit of $26 million resulting in lower reserve releases in the non-core consumer real estate loan portfolio as it continues to run-off. Noninterest expense decreased $193 million to $2.2 billion driven by lower litigation expense and a decline in non-core mortgage servicing costs. Annual retirement-eligible incentive costs of $964 million and $850 million were recorded on a consolidated basis for the three months ended March 31, 2017 and 2016. These costs are allocated to the business segments throughout the year.
The income tax benefit was $1.4 billion for the three months ended March 31, 2017 compared to a benefit of $889 million in the same period in 2016. The increase was driven by a $222 million tax benefit related to new accounting guidance effective this quarter for the tax impact associated with share-based compensation, and the change in the pretax loss. Both periods include income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.
Off-Balance Sheet Arrangements and Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. For more information on obligations and commitments, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, Off-Balance Sheet Arrangements and Contractual Obligations in the MD&A of the Corporation's 2016 Annual Report on Form 10-K, as well as Note 11 – Long-term Debt and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.
Representations and Warranties
We securitize first-lien residential mortgage loans generally in the form of RMBS guaranteed by the government-sponsored enterprises (GSEs), which include Freddie Mac (FHLMC) and Fannie Mae (FNMA), or by the Government National Mortgage Association (GNMA) in the case of Federal Housing Administration (FHA)-insured, U.S. Department of Veterans Affairs (VA)-guaranteed and Rural Housing Service-guaranteed mortgage loans, and sell pools of first-lien residential mortgage loans in the form of whole loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans. In connection with these transactions, we or certain of our subsidiaries or legacy companies make and have made various representations and warranties. Breaches of these representations and warranties have resulted in and may continue to result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to investors, securitization trusts, guarantors, insurers or other parties (collectively, repurchases).
At both March 31, 2017 and December 31, 2016, we had $18.3 billion of unresolved repurchase claims, predominately related to subprime and pay option first-lien loans and home equity loans. Outstanding repurchase claims remain unresolved primarily due to (1) the level of detail, support and analysis accompanying such claims, which impact overall claim quality and, therefore, claim resolution and (2) the lack of an established process to resolve disputes related to these claims.
In addition to unresolved repurchase claims, we have received notifications from sponsors of third-party securitizations with whom we engaged in whole-loan transactions indicating that we may have indemnity obligations with respect to loans for which we have not received a repurchase request. These outstanding notifications totaled $1.3 billion at both March 31, 2017 and December 31, 2016. There were no new notifications received during the three months ended March 31, 2017.
The liability for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in mortgage banking income. At March 31, 2017 and 2016, the liability for representations and warranties was $2.3 billion and $2.8 billion. The representations and warranties provision was a benefit of $3 million for the three months ended March 31, 2017 compared to a provision of $42 million for the same period in 2016.
In addition, we currently estimate that the range of possible loss for representations and warranties exposures could be up to $2 billion over existing accruals at March 31, 2017. The estimated range of possible loss represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.
Future provisions and/or ranges of possible loss associated with obligations under representations and warranties may be significantly impacted if future experiences are different from historical experience or our understandings, interpretations or assumptions. Adverse developments, with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss, such as counterparties successfully challenging or avoiding the application of the relevant statute of limitations, could result in significant increases to future provisions and/or the estimated range of possible loss. For more information on representations and warranties, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and, for more information related to the sensitivity of the assumptions used to estimate our liability for representations and warranties, see Complex Accounting Estimates – Representations and Warranties Liability in the MD&A of the Corporation's 2016 Annual Report on Form 10-K.
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

Bank of America 20

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
For more information on our risk management activities, including our Risk Framework, and the key types of risk faced by the Corporation, see the Managing Risk through Reputational Risk sections in the MD&A of the Corporation's 2016 Annual Report on Form 10-K.
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
We periodically review capital allocated to our businesses and allocate capital annually during the strategic and capital planning processes. For additional information, see Business Segment Operations on page 10.
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and requests for capital actions on an annual basis, consistent with the rules governing the CCAR capital plan.
Our 2016 CCAR capital plan included requests: (i) to repurchase $5.0 billion of common stock over four quarters beginning in the third quarter of 2016, (ii) to repurchase common stock to offset the dilution resulting from certain equity-based compensation awards, and (iii) to increase the quarterly common stock dividend from $0.05 per share to $0.075 per share.
On January 13, 2017, we announced a plan to repurchase an additional $1.8 billion of common stock during the first half of 2017, outside of the scope of the 2016 CCAR capital plan, to which the Federal Reserve did not object. The common stock repurchase authorization includes both common stock and warrants. As of March 31, 2017, we have repurchased $5.5 billion in connection with our 2016 CCAR capital plan and this additional authorization.
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
In April 2017, we submitted our 2017 CCAR capital plan and related supervisory stress tests. The Federal Reserve has announced that it will release CCAR capital plan summary results, including supervisory projections of capital ratios, losses and revenues under stress scenarios, and publish the results of stress tests conducted under the supervisory adverse and supervisory severely adverse scenarios by June 30, 2017.

21 Bank of America

Regulatory Capital
As a financial services holding company, we are subject to regulatory capital rules issued by U.S. banking regulators including Basel 3, which includes certain transition provisions through January 1, 2019. The Corporation and its primary affiliated banking entity, BANA, are Basel 3 Advanced approaches institutions.
Basel 3 Overview
Basel 3 updated the composition of capital and established a Common equity tier 1 capital ratio. Common equity tier 1 capital primarily includes common stock, retained earnings and accumulated other comprehensive income (OCI), net of deductions and adjustments primarily related to goodwill, deferred tax assets, intangibles, MSRs and defined benefit pension assets. Under the Basel 3 regulatory capital transition provisions, certain deductions and adjustments to Common equity tier 1 capital are phased in through January 1, 2018. As of January 1, 2017, under the transition provisions, 80 percent of these deductions and adjustments was recognized. Basel 3 also revised minimum capital ratios and buffer requirements, added a supplementary leverage ratio (SLR), and addressed the adequately capitalized minimum requirements under the Prompt Corrective Action (PCA) framework. Finally, Basel 3 established two methods of calculating risk-weighted assets, the Standardized approach and the Advanced approaches. The Standardized approach relies primarily on supervisory risk weights based on exposure type, and the Advanced approaches determine risk weights based on internal models.
As an Advanced approaches institution, we are required to report regulatory risk-based capital ratios and risk-weighted assets under both the Standardized and Advanced approaches. The approach that yields the lower ratio is used to assess capital adequacy including under the PCA framework.
Minimum Capital Requirements
Minimum capital requirements and related buffers are being phased in from January 1, 2014 through January 1, 2019. The PCA framework establishes categories of capitalization including “well capitalized,” based on the Basel 3 regulatory ratio requirements. U.S. banking regulators are required to take certain mandatory actions depending on the category of capitalization, with no mandatory actions required for “well-capitalized” banking organizations, which included BANA at March 31, 2017.
We are subject to a capital conservation buffer, a countercyclical capital buffer and a global systemically important bank (G-SIB) surcharge that are being phased in over a three-year period ending January 1, 2019. Once fully phased in, the Corporation’s risk-based capital ratio requirements will include a capital conservation buffer greater than 2.5 percent, plus any applicable countercyclical capital buffer and a G-SIB surcharge in order to avoid restrictions on capital distributions and discretionary bonus payments. The buffers and surcharge must be comprised solely of Common equity tier 1 capital. Under the phase-in provisions, we were required to maintain a capital conservation buffer greater than 1.25 percent plus a G-SIB surcharge of 1.5 percent at March 31, 2017. The countercyclical capital buffer is currently set at zero. We estimate that our fully phased-in G-SIB surcharge will be 2.5 percent. The G-SIB surcharge may differ from this estimate over time. For more information on the Corporation's transition and fully phased-in capital ratios and regulatory requirements, see Table 9.
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

Bank of America 22

Capital Composition and Ratios
Table 9 presents Bank of America Corporation’s transition and fully phased-in capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at March 31, 2017 and December 31, 2016. Fully phased-in estimates are non-GAAP financial measures that the Corporation considers to be useful measures in evaluating compliance with new regulatory capital requirements that are not yet effective. For reconciliations to GAAP financial measures, see Table 12. As of March 31, 2017 and December 31, 2016, the Corporation meets the definition of “well capitalized” under current regulatory requirements.

Table 9	Bank of America Corporation Regulatory Capital under Basel 3 (1)

	March 31, 2017
	Transition			Fully Phased-in
(Dollars in millions)	Standardized Approach	Advanced Approaches	Regulatory Minimum (2)	Standardized Approach	Advanced Approaches (3)	Regulatory Minimum (4)
Risk-based capital metrics:
Common equity tier 1 capital	$167,351	$167,351		$164,333	$164,333
Tier 1 capital	190,332	190,332		188,954	188,954
Total capital (5)	227,250	218,112		223,955	214,817
Risk-weighted assets (in billions)	1,398	1,517		1,416	1,498
Common equity tier 1 capital ratio	12.0%	11.0%	7.25%	11.6%	11.0%	9.5%
Tier 1 capital ratio	13.6	12.5	8.75	13.3	12.6	11.0
Total capital ratio	16.3	14.4	10.75	15.8	14.3	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (6)	$2,153	$2,153		$2,152	$2,152
Tier 1 leverage ratio	8.8%	8.8%	4.0	8.8%	8.8%	4.0

SLR leverage exposure (in billions)					$2,716
SLR					7.0%	5.0

	December 31, 2016
Risk-based capital metrics:
Common equity tier 1 capital	$168,866	$168,866		$162,729	$162,729
Tier 1 capital	190,315	190,315		187,559	187,559
Total capital (5)	228,187	218,981		223,130	213,924
Risk-weighted assets (in billions)	1,399	1,530		1,417	1,512
Common equity tier 1 capital ratio	12.1%	11.0%	5.875%	11.5%	10.8%	9.5%
Tier 1 capital ratio	13.6	12.4	7.375	13.2	12.4	11.0
Total capital ratio	16.3	14.3	9.375	15.8	14.2	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (6)	$2,131	$2,131		$2,131	$2,131
Tier 1 leverage ratio	8.9%	8.9%	4.0	8.8%	8.8%	4.0

SLR leverage exposure (in billions)					$2,702
SLR					6.9%	5.0

(1)
As an Advanced approaches institution, we are required to report regulatory capital risk-weighted assets and ratios under both the Standardized and Advanced approaches. The approach that yields the lower ratio is to be used to assess capital adequacy and was the Advanced approaches method at March 31, 2017 and December 31, 2016.

(2)
The March 31, 2017 and December 31, 2016 amounts include a transition capital conservation buffer of 1.25 percent and 0.625 percent, and a transition G-SIB surcharge of 1.5 percent and 0.75 percent. The countercyclical capital buffer for both periods is zero.

(3)
Basel 3 fully phased-in Advanced approaches estimates assume approval by U.S. banking regulators of our internal analytical models, including approval of the internal models methodology (IMM) for calculating counterparty credit risk regulatory capital for derivatives. Basel 3 fully phased-in Common equity tier 1 capital ratio would be reduced by approximately 25 bps if IMM is not used.

(4)
Fully phased-in regulatory minimums assume a capital conservation buffer of 2.5 percent and estimated G-SIB surcharge of 2.5 percent. The estimated fully phased-in countercyclical capital buffer is currently set at zero. We will be subject to fully phased-in regulatory minimums on January 1, 2019. The fully phased-in SLR minimum assumes a leverage buffer of 2.0 percent and is applicable on January 1, 2018.

(5)	Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.

(6)	Reflects adjusted average total assets for the three months ended March 31, 2017 and December 31, 2016.
Common equity tier 1 capital under Basel 3 Advanced – Transition was $167.4 billion at March 31, 2017, a decrease of $1.5 billion compared to December 31, 2016 driven by the phase-in under Basel 3 transition provisions of deductions, primarily related to deferred tax assets, common stock repurchases and dividends, partially offset by earnings. During the three months ended March 31, 2017, Total capital decreased $869 million primarily driven by the same factors as the decrease in Common equity tier 1 capital, along with maturities of subordinated debt and phase-out under the Basel 3 transition provisions of trust preferred securities.
Risk-weighted assets decreased $13 billion during the three months ended March 31, 2017 to $1,517 billion primarily due to lower credit card exposures, lower market risk, and lower exposures and improved credit quality on legacy retail products.

23 Bank of America

Table 10 presents the capital composition as measured under Basel 3 – Transition at March 31, 2017 and December 31, 2016.

Table 10	Capital Composition under Basel 3 – Transition (1, 2)

(Dollars in millions)		March 31 2017	December 31 2016
Total common shareholders’ equity		$242,933	$241,620
Goodwill		(69,187)	(69,191)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(6,375)	(4,976)
Adjustments for amounts recorded in accumulated OCI attributed to defined benefit postretirement plans		691	1,392
Net unrealized (gains) losses on debt and equity securities and net (gains) losses on derivatives recorded in accumulated OCI, net-of-tax		1,130	1,402
Intangibles, other than mortgage servicing rights and goodwill		(1,497)	(1,198)
DVA related to liabilities and derivatives		513	413
Other		(857)	(596)
Common equity tier 1 capital		167,351	168,866
Qualifying preferred stock, net of issuance cost		25,220	25,220
Deferred tax assets arising from net operating loss and tax credit carryforwards		(1,594)	(3,318)
Defined benefit pension fund assets		(175)	(341)
DVA related to liabilities and derivatives under transition		128	276
Other		(598)	(388)
Total Tier 1 capital		190,332	190,315
Long-term debt qualifying as Tier 2 capital		22,952	23,365
Eligible credit reserves included in Tier 2 capital		2,973	3,035
Nonqualifying capital instruments subject to phase out from Tier 2 capital		1,893	2,271
Other		(38)	(5)
Total Basel 3 Capital		$218,112	$218,981

(1)	See Table 9, footnote 1.

(2)
Deductions from and adjustments to regulatory capital subject to transition provisions under Basel 3 are generally recognized in 20 percent annual increments, and will be fully recognized as of January 1, 2018. Any assets that are a direct deduction from the computation of capital are excluded from risk-weighted assets and adjusted average total assets.

Table 11 presents the components of our risk-weighted assets as measured under Basel 3 – Transition at March 31, 2017 and December 31, 2016.

Table 11	Risk-weighted assets under Basel 3 – Transition

		March 31, 2017		December 31, 2016
(Dollars in billions)		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
Credit risk		$1,337	$896	$1,334	$903
Market risk		61	60	65	63
Operational risk		n/a	500	n/a	500
Risks related to CVA		n/a	61	n/a	64
Total risk-weighted assets		$1,398	$1,517	$1,399	$1,530
n/a = not applicable

Bank of America 24

Table 12 presents a reconciliation of regulatory capital in accordance with Basel 3 Standardized – Transition to the Basel 3 Standardized approach fully phased-in estimates and Basel 3 Advanced approaches fully phased-in estimates at March 31, 2017 and December 31, 2016.

Table 12	Regulatory Capital Reconciliations between Basel 3 Transition to Fully Phased-in (1)

(Dollars in millions)	March 31 2017	December 31 2016
Common equity tier 1 capital (transition)	$167,351	$168,866
Deferred tax assets arising from net operating loss and tax credit carryforwards phased in during transition	(1,594)	(3,318)
Accumulated OCI phased in during transition	(964)	(1,899)
Intangibles phased in during transition	(375)	(798)
Defined benefit pension fund assets phased in during transition	(175)	(341)
DVA related to liabilities and derivatives phased in during transition	128	276
Other adjustments and deductions phased in during transition	(38)	(57)
Common equity tier 1 capital (fully phased-in)	164,333	162,729
Additional Tier 1 capital (transition)	22,981	21,449
Deferred tax assets arising from net operating loss and tax credit carryforwards phased out during transition	1,594	3,318
Defined benefit pension fund assets phased out during transition	175	341
DVA related to liabilities and derivatives phased out during transition	(128)	(276)
Other transition adjustments to additional Tier 1 capital	(1)	(2)
Additional Tier 1 capital (fully phased-in)	24,621	24,830
Tier 1 capital (fully phased-in)	188,954	187,559
Tier 2 capital (transition)	27,780	28,666
Nonqualifying capital instruments phased out during transition	(1,893)	(2,271)
Other adjustments to Tier 2 capital	9,114	9,176
Tier 2 capital (fully phased-in)	35,001	35,571
Basel 3 Standardized approach Total capital (fully phased-in)	223,955	223,130
Change in Tier 2 qualifying allowance for credit losses	(9,138)	(9,206)
Basel 3 Advanced approaches Total capital (fully phased-in)	$214,817	$213,924

Risk-weighted assets – As reported to Basel 3 (fully phased-in)
Basel 3 Standardized approach risk-weighted assets as reported	$1,398,343	$1,399,477
Changes in risk-weighted assets from reported to fully phased-in	17,784	17,638
Basel 3 Standardized approach risk-weighted assets (fully phased-in)	$1,416,127	$1,417,115

Basel 3 Advanced approaches risk-weighted assets as reported	$1,516,686	$1,529,903
Changes in risk-weighted assets from reported to fully phased-in	(19,133)	(18,113)
Basel 3 Advanced approaches risk-weighted assets (fully phased-in) (2)	$1,497,553	$1,511,790

(1)	See Table 9, footnote 1.

(2)
Basel 3 fully phased-in Advanced approaches estimates assume approval by U.S. banking regulators of our internal analytical models, including approval of the IMM for calculating counterparty credit risk regulatory capital for derivatives. Basel 3 fully phased-in Common equity tier 1 capital ratio would be reduced by approximately 25 bps if IMM is not used.

Bank of America, N.A. Regulatory Capital
Table 13 presents transition regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at March 31, 2017 and December 31, 2016. As of March 31, 2017, BANA met the definition of “well capitalized” under the PCA framework.

Table 13		Bank of America, N.A. Regulatory Capital under Basel 3

	March 31, 2017
	Standardized Approach			Advanced Approaches
(Dollars in millions)	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
Common equity tier 1 capital	12.6%	$147,808	6.5%	14.3%	$147,808	6.5%
Tier 1 capital	12.6	147,808	8.0	14.3	147,808	8.0
Total capital	13.7	161,375	10.0	14.7	152,689	10.0
Tier 1 leverage	9.1	147,808	5.0	9.1	147,808	5.0

	December 31, 2016
Common equity tier 1 capital	12.7%	$149,755	6.5%	14.3%	$149,755	6.5%
Tier 1 capital	12.7	149,755	8.0	14.3	149,755	8.0
Total capital	13.9	163,471	10.0	14.8	154,697	10.0
Tier 1 leverage	9.3	149,755	5.0	9.3	149,755	5.0

(1)	Percent required to meet guidelines to be considered “well capitalized” under the PCA framework.

25 Bank of America

Regulatory Developments
Minimum Total Loss-Absorbing Capacity
The Federal Reserve has established a final rule effective January 1, 2019, which includes minimum external total loss-absorbing capacity (TLAC) requirements to improve the resolvability and resiliency of large, interconnected BHCs. We estimate our minimum required external TLAC would be the greater of 22.5 percent of risk-weighted assets or 9.5 percent of SLR leverage exposure. In addition, U.S. G-SIBs must meet a minimum long-term debt requirement. Our minimum required long-term debt is estimated to be the greater of 8.5 percent of risk-weighted assets or 4.5 percent of SLR leverage exposure. The impact of the TLAC rule is not expected to be material to our results of operations.
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
Revisions to the G-SIB Assessment Framework
On March 30, 2017, the Basel Committee issued a consultative document with proposed revisions to the G-SIB surcharge assessment framework. The proposed revisions would include removing the cap on the substitutability category, expanding the scope of consolidation to include insurance subsidiaries in three categories (size, interconnectedness and complexity) and modifying the substitutability category weights with the introduction of a new trading volume indicator. The Basel Committee has also requested feedback on a new short-term wholesale funding indicator, which would be included in the interconnectedness category. The U.S. banking regulators may update the U.S. G-SIB surcharge rule to incorporate the Basel Committee revisions.
For more information on our Regulatory Developments see Capital Management – Regulatory Developments in the MD&A of the Corporation's 2016 Annual Report on Form 10-K.
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
MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At March 31, 2017, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $12.5 billion and exceeded the minimum requirement of $1.7 billion by $10.8 billion. MLPCC’s net capital of $3.4 billion exceeded the minimum requirement of $518 million by $2.9 billion.
In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5.0 billion. At March 31, 2017, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.
Merrill Lynch International (MLI), a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority, and is subject to certain regulatory capital requirements. At March 31, 2017, MLI’s capital resources were $35.4 billion which exceeded the minimum requirement of $16.5 billion.

Bank of America 26

Common and Preferred Stock Dividends
Table 14 is a summary of our cash dividend declarations on preferred stock during the first quarter of 2017 and through May 2, 2017. During the first quarter of 2017, we declared $502 million of cash dividends on preferred stock. For more information on preferred stock and a summary of our declared quarterly cash dividends on common stock, see Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.

Table 14	Preferred Stock Cash Dividend Summary

	March 31, 2017
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (1)	$1	January 26, 2017	April 11, 2017	April 25, 2017	7.00%	$1.75
		April 26, 2017	July 11, 2017	July 25, 2017	7.00	1.75
Series D (2)	$654	January 9, 2017	February 28, 2017	March 14, 2017	6.204%	$0.38775
		April 14, 2017	May 31, 2017	June 14, 2017	6.204	0.38775
Series E (2)	$317	January 9, 2017	January 31, 2017	February 15, 2017	Floating	$0.25556
		April 14, 2017	April 28, 2017	May 15, 2017	Floating	0.24722
Series F	$141	January 9, 2017	February 28, 2017	March 15, 2017	Floating	$1,000.00
		April 14, 2017	May 31, 2017	June 15, 2017	Floating	1,022.22222
Series G	$493	January 9, 2017	February 28, 2017	March 15, 2017	Adjustable	$1,000.00
		April 14, 2017	May 31, 2017	June 15, 2017	Adjustable	1,022.22222
Series I (2)	$365	January 9, 2017	March 15, 2017	April 3, 2017	6.625%	$0.4140625
		April 14, 2017	June 15, 2017	July 3, 2017	6.625	0.4140625
Series K (3, 4)	$1,544	January 9, 2017	January 15, 2017	January 30, 2017	Fixed-to-floating	$40.00
Series L	$3,080	March 17, 2017	April 1, 2017	May 1, 2017	7.25%	$18.125
Series M (3, 4)	$1,310	April 14, 2017	April 30, 2017	May 15, 2017	Fixed-to-floating	$40.625
Series T	$5,000	January 26, 2017	March 26, 2017	April 10, 2017	6.00%	$1,500.00
		April 26, 2017	June 25, 2017	July 10, 2017	6.00	1,500.00
Series U (3, 4)	$1,000	April 14, 2017	May 15, 2017	June 1, 2017	Fixed-to-floating	$26.00
Series V (3, 4)	$1,500	April 14, 2017	June 1, 2017	June 19, 2017	Fixed-to-floating	$25.625
Series W (2)	$1,100	January 9, 2017	February 15, 2017	March 9, 2017	6.625%	$0.4140625
		April 14, 2017	May 15, 2017	June 9, 2017	6.625	0.4140625
Series X (3, 4)	$2,000	January 9, 2017	February 15, 2017	March 6, 2017	Fixed-to-floating	$31.25
Series Y (2)	$1,100	March 17, 2017	April 1, 2017	April 27, 2017	6.50%	$0.40625
Series Z (3, 4)	$1,400	March 17, 2017	April 1, 2017	April 24, 2017	Fixed-to-floating	$32.50
Series AA (3, 4)	$1,900	January 9, 2017	March 1, 2017	March 17, 2017	Fixed-to-floating	$30.50
Series CC (2)	$1,100	March 17, 2017	April 1, 2017	May 1, 2017	6.20%	$0.3875
Series DD (3,4)	$1,000	January 9, 2017	February 15, 2017	March 10, 2017	Fixed-to-floating	$31.50
Series EE (2)	$900	March 17, 2017	April 1, 2017	April 25, 2017	6.00%	$0.375
Series 1 (5)	$98	January 9, 2017	February 15, 2017	February 28, 2017	Floating	$0.18750
		April 14, 2017	May 15, 2017	May 30, 2017	Floating	0.18750
Series 2 (5)	$299	January 9, 2017	February 15, 2017	February 28, 2017	Floating	$0.19167
		April 14, 2017	May 15, 2017	May 30, 2017	Floating	0.18542
Series 3 (5)	$653	January 9, 2017	February 15, 2017	February 28, 2017	6.375%	$0.3984375
		April 14, 2017	May 15, 2017	May 30, 2017	6.375	0.3984375
Series 4 (5)	$210	January 9, 2017	February 15, 2017	February 28, 2017	Floating	$0.25556
		April 14, 2017	May 15, 2017	May 30, 2017	Floating	0.24722
Series 5 (5)	$422	January 9, 2017	February 1, 2017	February 21, 2017	Floating	$0.25556
		April 14, 2017	May 1, 2017	May 22, 2017	Floating	0.24722

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1,000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

(5)	Dividends per depositary share, each representing a 1/1,200th interest in a share of preferred stock.

27 Bank of America

Liquidity Risk
Funding and Liquidity Risk Management
Our primary liquidity risk management objective is to meet expected or unexpected cash flow and collateral needs while continuing to support our businesses and customers under a range of economic conditions. To achieve that objective, we analyze and monitor our liquidity risk under expected and stressed conditions, maintain liquidity and access to diverse funding sources, including our stable deposit base, and seek to align liquidity-related incentives and risks.
We define liquidity as readily available assets, limited to cash and high-quality, liquid, unencumbered securities that we can use to meet our contractual and contingent financial obligations as those obligations arise. We manage our liquidity position through line of business and ALM activities, as well as through our legal entity funding strategy, on both a forward and current (including intraday) basis under both expected and stressed conditions. We believe that a centralized approach to funding and liquidity management within Corporate Treasury enhances our ability to monitor liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to liquidity events. For more information regarding global funding and liquidity risk management, see Liquidity Risk – Time-to-required Funding and Stress Modeling in the MD&A of the Corporation's 2016 Annual Report on Form 10-K.
NB Holdings, Inc.
We have intercompany arrangements with certain key subsidiaries under which we transferred certain of our parent company assets, and agreed to transfer certain additional parent company assets, to NB Holdings, Inc., a wholly-owned holding company subsidiary (NB Holdings). The parent company is expected to continue to have access to the same flow of dividends, interest and other amounts of cash necessary to service its debt, pay dividends and perform other obligations as it would have had if it had not entered into these arrangements and transferred any assets.
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
Global Liquidity Sources and Other Unencumbered Assets
We maintain liquidity available to the Corporation, including the parent company and selected subsidiaries, in the form of cash and high-quality, liquid, unencumbered securities. Our liquidity buffer, referred to as Global Liquidity Sources (GLS), is comprised of assets that are readily available to the parent company and selected subsidiaries, including holding company, bank and broker-dealer subsidiaries, even during stressed market conditions. Our cash is primarily on deposit with the Federal Reserve and, to a lesser extent, central banks outside of the U.S. We limit the composition of high-quality, liquid, unencumbered securities to U.S. government securities, U.S. agency securities, U.S. agency MBS and a select group of non-U.S. government securities. We believe we can quickly obtain cash for these securities, even in stressed conditions, through repurchase agreements or outright sales. We hold our GLS in legal entities that allow us to meet the liquidity requirements of our global businesses, and we consider the impact of potential regulatory, tax, legal and other restrictions that could limit the transferability of funds among entities.
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. For more information on the final LCR rules, see Liquidity Risk – Basel 3 Liquidity Standards on page 29.
Our GLS were $519 billion and $499 billion at March 31, 2017 and December 31, 2016 and were as shown in Table 15.

Table 15	Global Liquidity Sources

			Average Three Months Ended March 31 2017
(Dollars in billions)	March 31 2017	December 31 2016
Parent company and NB Holdings	$79	$76	$78
Bank subsidiaries	392	372	381
Other regulated entities	48	51	48
Total Global Liquidity Sources	$519	$499	$507
As shown in Table 15, parent company and NB Holdings liquidity totaled $79 billion and $76 billion at March 31, 2017 and December 31, 2016. The increase in parent company and NB Holdings liquidity was primarily due to net debt issuance during the quarter. Typically, parent company and NB Holdings liquidity is in the form of cash deposited with BANA.
Liquidity held at our bank subsidiaries totaled $392 billion and $372 billion at March 31, 2017 and December 31, 2016. The increase in bank subsidiaries’ liquidity was primarily due to net FHLB advances and deposit growth. Liquidity at bank subsidiaries excludes the cash deposited by the parent company and NB Holdings. Our bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain FHLBs and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $292 billion and $310 billion at March 31, 2017 and December 31, 2016. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries and can only be transferred to the parent company or nonbank subsidiaries with prior regulatory approval.
Liquidity held at our other regulated entities, comprised primarily of broker-dealer subsidiaries, totaled $48 billion and $51 billion at March 31, 2017 and December 31, 2016. The decrease in other regulated entities’ liquidity was primarily due to broker-dealer funding requirements. Our other regulated entities also held unencumbered investment-grade securities and equities that we

Bank of America 28

believe could be used to generate additional liquidity. Liquidity held in an other regulated entity is primarily available to meet the obligations of that entity and transfers to the parent company or to any other subsidiary may be subject to prior regulatory approval due to regulatory restrictions and minimum requirements.
Table 16 presents the composition of GLS at March 31, 2017 and December 31, 2016.

Table 16	Global Liquidity Sources Composition

(Dollars in billions)	March 31 2017	December 31 2016
Cash on deposit	$132	$106
U.S. Treasury securities	59	58
U.S. agency securities and mortgage-backed securities	317	318
Non-U.S. government securities	11	17
Total Global Liquidity Sources	$519	$499
Time-to-required Funding and Liquidity Stress Analysis
We use a variety of metrics to determine the appropriate amounts of liquidity to maintain at the parent company and our subsidiaries. One metric we use to evaluate the appropriate level of liquidity at the parent company and NB Holdings is “time-to-required funding (TTF).” This debt coverage measure indicates the number of months the parent company can continue to meet its unsecured contractual obligations as they come due using only the parent company and NB Holdings' liquidity sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation. These include certain unsecured debt instruments, primarily structured liabilities, which we may be required to settle for cash prior to maturity. TTF was 40 months at March 31, 2017 compared to 35 months at December 31, 2016. The increase in TTF was driven by debt issuances outpacing maturities.
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
The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. The LCR regulatory requirement of 100 percent as of January 1, 2017 is applicable to the Corporation on a consolidated basis and to our insured depository institutions. As of March 31, 2017, the consolidated Corporation and its insured depository institutions were above the 2017 LCR requirements. Our LCR may fluctuate from period to period due to normal business flows from customer activity. Beginning with the second quarter 2017 results, we will be required to disclose publicly, on a quarterly basis, quantitative information about our LCR calculation and a discussion of the factors that have a significant effect on our LCR. We plan on disclosing this information in a Pillar 3 Liquidity Disclosure report on our Investor Relations website.
U.S. banking regulators have issued a proposal for an NSFR requirement applicable to U.S. financial institutions following the Basel Committee's final standard. While not finalized, the U.S. NSFR would apply to the Corporation on a consolidated basis and to our insured depository institutions beginning on January 1, 2018. We expect to meet the NSFR requirement within the regulatory timeline. The standard is intended to reduce funding risk over a longer time horizon. The NSFR is designed to ensure an appropriate amount of stable funding, generally capital and liabilities maturing beyond one year, given the mix of assets and off-balance sheet items.
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
We fund a substantial portion of our lending activities through our deposits, which were $1.27 trillion and $1.26 trillion at March 31, 2017 and December 31, 2016. Deposits are primarily generated by our Consumer Banking, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe

29 Bank of America

this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including credit card securitizations and securitizations with GSEs, the FHA and private-label investors, as well as FHLB loans.
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
During the three months ended March 31, 2017, we issued $17.1 billion of long-term debt consisting of $12.7 billion for Bank of America Corporation, substantially all of which was TLAC compliant, $2.0 billion for Bank of America, N.A. and $2.4 billion of other debt.
Table 17 presents the carrying value of aggregate annual contractual maturities of long-term debt as of March 31, 2017. During the three months ended March 31, 2017, we had total long-term debt maturities and purchases of $13.5 billion consisting of $6.0 billion for Bank of America Corporation, $4.3 billion for Bank of America, N.A. and $3.2 billion of other debt.

Table 17	Long-term Debt by Maturity

(Dollars in millions)		Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Bank of America Corporation
Senior notes		$15,068	$19,705	$17,849	$12,188	$10,468	$56,050	$131,328
Senior structured notes		3,054	3,088	1,356	989	410	7,617	16,514
Subordinated notes		2,968	2,636	1,441	—	352	21,148	28,545
Junior subordinated notes		—	—	—	—	—	3,834	3,834
Total Bank of America Corporation		21,090	25,429	20,646	13,177	11,230	88,649	180,221
Bank of America, N.A.
Senior notes		1,900	5,763	—	—	—	20	7,683
Subordinated notes		1,300	—	1	—	—	1,672	2,973
Advances from Federal Home Loan Banks		8	9	14	11	2	115	159
Securitizations and other Bank VIEs (1)		3,049	2,284	3,195	1,999	—	163	10,690
Other		2,961	104	111	7	—	57	3,240
Total Bank of America, N.A.		9,218	8,160	3,321	2,017	2	2,027	24,745
Other debt
Senior notes		1	—	—	—	—	—	1
Structured liabilities		1,737	2,337	1,533	1,272	894	7,357	15,130
Nonbank VIEs (1)		214	22	4	—	—	1,014	1,254
Other		—	—	—	—	—	34	34
Total other debt		1,952	2,359	1,537	1,272	894	8,405	16,419
Total long-term debt		$32,260	$35,948	$25,504	$16,466	$12,126	$99,081	$221,385

(1)	Represents the total long-term debt included in the liabilities of consolidated variable interest entities (VIEs) on the Consolidated Balance Sheet.
Table 18 presents our long-term debt by major currency at March 31, 2017 and December 31, 2016.

Table 18	Long-term Debt by Major Currency

	March 31 2017	December 31 2016
(Dollars in millions)
U.S. Dollar	$171,957	$172,082
Euro	32,041	28,236
British Pound	6,625	6,588
Japanese Yen	4,195	3,919
Australian Dollar	2,936	2,900
Canadian Dollar	1,761	1,049
Other	1,870	2,049
Total long-term debt	$221,385	$216,823

Total long-term debt increased $4.6 billion, or two percent, in three months ended March 31, 2017, primarily due to issuances outpacing maturities. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on prevailing market conditions, liquidity and other factors. In addition, our other regulated entities may make markets in our debt instruments to provide liquidity for investors. For information on long-term debt funding, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K and for more information regarding funding and liquidity risk management, see Liquidity Risk – Time-to-required Funding and Stress Modeling in the MD&A of the Corporation's 2016 Annual Report on Form 10-K.

Bank of America 30

We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For more information on our ALM activities, see Interest Rate Risk Management for the Banking Book on page 58.
We may also issue unsecured debt in the form of structured notes for client purposes, certain of which qualify as TLAC eligible debt. During the three months ended March 31, 2017, we issued $682 million of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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
Credit Ratings
Credit ratings and outlooks are opinions expressed by rating agencies on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset securitizations. Table 19 presents the Corporation's current long-term/short-term senior debt ratings and outlooks expressed by the rating agencies. These ratings have not changed from those disclosed in the Corporation's 2016 Annual Report on Form 10-K. For more information on credit ratings, see Liquidity Risk – Credit Ratings in the MD&A of the Corporation's 2016 Annual Report on Form 10-K.
For information on the additional collateral and termination payments that could be required in connection with certain over-the-counter (OTC) derivative contracts and other trading agreements as a result of such a credit rating downgrade, see Note 2 – Derivatives to the Consolidated Financial Statements herein and Item 1A. Risk factors of the Corporation's 2016 Annual Report on Form 10-K.

Table 19	Senior Debt Ratings

	Moody’s Investors Service			Standard & Poor’s Global Ratings			Fitch Ratings
	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook
Bank of America Corporation	Baa1	P-2	Positive	BBB+	A-2	Stable	A	F1	Stable
Bank of America, N.A.	A1	P-1	Positive	A+	A-1	Stable	A+	F1	Stable
Merrill Lynch, Pierce, Fenner & Smith	NR	NR	NR	A+	A-1	Stable	A+	F1	Stable
Merrill Lynch International	NR	NR	NR	A+	A-1	Stable	A	F1	Stable
NR = not rated
Credit Risk Management
For more information on our credit risk management activities, see Consumer Portfolio Credit Risk Management below, Commercial Portfolio Credit Risk Management on page 42, Non-U.S. Portfolio on page 50, Provision for Credit Losses on page 51, Allowance for Credit Losses on page 51, and Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.
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
Consumer Credit Portfolio
Improvement in the U.S. unemployment rate and home prices continued during the three months ended March 31, 2017 resulting in improved credit quality and lower credit losses in the consumer real estate portfolio compared to the same period in 2016. The 30 and 90 days or more past due balances declined across most consumer loan portfolios during the three months ended March 31, 2017 as a result of improved delinquency trends.

31 Bank of America

Improved credit quality, continued loan balance run-off and sales in the consumer real estate portfolio drove an $86 million decrease in the consumer allowance for loan and lease losses in the three months ended March 31, 2017 to $6.1 billion at March 31, 2017. For additional information, see Allowance for Credit Losses on page 51.
For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and troubled debt restructurings (TDRs) for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.
In connection with an agreement to sell our non-U.S. consumer credit card business, this business, which includes $9.5 billion and $9.2 billion of non-U.S. credit card loans and related allowance for loan and lease losses of $242 million and $243 million, is presented in assets of business held for sale on the Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016. In this section, all applicable amounts and ratios include these balances, unless otherwise noted.
Table 20 presents our outstanding consumer loans and leases, and the PCI loan portfolio. In addition to being included in the “Outstandings” columns in Table 20, PCI loans are also shown separately in the “Purchased Credit-impaired Loan Portfolio” columns. The impact of the PCI loan portfolio on certain credit statistics is reported where appropriate. For more information on PCI loans, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 39 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 20	Consumer Loans and Leases

		Outstandings		Purchased Credit-impaired Loan Portfolio
(Dollars in millions)		March 31 2017	December 31 2016	March 31 2017	December 31 2016
Residential mortgage (1)		$193,843	$191,797	$9,831	$10,127
Home equity		63,915	66,443	3,396	3,611
U.S. credit card		88,552	92,278	n/a	n/a
Non-U.S. credit card		9,505	9,214	n/a	n/a
Direct/Indirect consumer (2)		92,794	94,089	n/a	n/a
Other consumer (3)		2,539	2,499	n/a	n/a
Consumer loans excluding loans accounted for under the fair value option		451,148	456,320	13,227	13,738
Loans accounted for under the fair value option (4)		1,032	1,051	n/a	n/a
Total consumer loans and leases (5)		$452,180	$457,371	$13,227	$13,738

(1)	Outstandings include pay option loans of $1.8 billion at both March 31, 2017 and December 31, 2016. We no longer originate pay option loans.

(2)
Outstandings include auto and specialty lending loans of $48.7 billion and $48.9 billion, unsecured consumer lending loans of $530 million and $585 million, U.S. securities-based lending loans of $39.5 billion and $40.1 billion, non-U.S. consumer loans of $2.9 billion and $3.0 billion, student loans of $479 million and $497 million and other consumer loans of $644 million and $1.1 billion at March 31, 2017 and December 31, 2016.

(3)
Outstandings include consumer finance loans of $441 million and $465 million, consumer leases of $2.0 billion and $1.9 billion and consumer overdrafts of $124 million and $157 million at March 31, 2017 and December 31, 2016.

(4)
Consumer loans accounted for under the fair value option include residential mortgage loans of $694 million and $710 million and home equity loans of $338 million and $341 million at March 31, 2017 and December 31, 2016. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.

(5)	Includes $9.5 billion and $9.2 billion of non-U.S. credit card, which are included in assets of business held for sale on the Consolidated Balance Sheet at March 31, 2017 and December 31, 2016.
n/a = not applicable

Bank of America 32

Table 21 presents consumer nonperforming loans and accruing consumer loans past due 90 days or more. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer loans not secured by real estate (loans discharged in Chapter 7 bankruptcy are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans that are insured by the FHA or individually insured under long-term standby agreements with FNMA and FHLMC (collectively, the fully-insured loan portfolio) are reported as accruing as opposed to nonperforming since the principal repayment is insured. Fully-insured loans included in accruing past due 90 days or more are primarily from our repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA. Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the PCI loan portfolio or loans accounted for under the fair value option even though the customer may be contractually past due.

Table 21	Consumer Credit Quality

		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		March 31 2017	December 31 2016	March 31 2017	December 31 2016
Residential mortgage (1)		$2,729	$3,056	$4,226	$4,793
Home equity		2,796	2,918	—	—
U.S. credit card		n/a	n/a	801	782
Non-U.S. credit card		n/a	n/a	71	66
Direct/Indirect consumer		19	28	31	34
Other consumer		2	2	4	4
Total (2)		$5,546	$6,004	$5,133	$5,679
Consumer loans and leases as a percentage of outstanding consumer loans and leases (2)		1.23%	1.32%	1.14%	1.24%
Consumer loans and leases as a percentage of outstanding loans and leases, excluding PCI and fully-insured loan portfolios (2)		1.35	1.45	0.22	0.21

(1)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At March 31, 2017 and December 31, 2016, residential mortgage included $2.7 billion and $3.0 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $1.5 billion and $1.8 billion of loans on which interest was still accruing.

(2)
Balances exclude consumer loans accounted for under the fair value option. At March 31, 2017 and December 31, 2016, $43 million and $48 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.

n/a = not applicable
Table 22 presents net charge-offs and related ratios for consumer loans and leases.

Table 22	Consumer Net Charge-offs and Related Ratios

		Three Months Ended March 31
		Net Charge-offs (1)		Net Charge-off Ratios (1, 2)
(Dollars in millions)		2017	2016	2017	2016
Residential mortgage		$17	$91	0.04%	0.20%
Home equity		64	112	0.40	0.60
U.S. credit card		606	587	2.74	2.71
Non-U.S. credit card		44	45	1.91	1.85
Direct/Indirect consumer		48	34	0.21	0.15
Other consumer		48	48	7.61	9.07
Total		$827	$917	0.74	0.82

(1)
Net charge-offs exclude write-offs in the PCI loan portfolio. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 39.

(2)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.
Net charge-off ratios, excluding the PCI and fully-insured loan portfolios, were 0.05 percent and 0.26 percent for residential mortgage, 0.42 percent and 0.64 percent for home equity and 0.82 percent and 0.93 percent for the total consumer portfolio for the three months ended March 31, 2017 and 2016, respectively. These are the only product classifications that include PCI and fully-insured loans.
Net charge-offs, as shown in Tables 22 and 23, exclude write-offs in the PCI loan portfolio of $9 million and $39 million in residential mortgage and $24 million and $66 million in home equity for the three months ended March 31, 2017 and 2016. Net charge-off ratios including the PCI write-offs were 0.06 percent and 0.28 percent for residential mortgage and 0.55 percent and 0.95 percent for home equity for the three months ended March 31, 2017 and 2016. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 39.

33 Bank of America

Table 23 presents outstandings, nonperforming balances, net charge-offs, allowance for loan and lease losses and provision for loan and lease losses for the core and non-core portfolios within the consumer real estate portfolio. We categorize consumer real estate loans as core and non-core based on loan and customer characteristics such as origination date, product type, LTV, FICO score and delinquency status consistent with our current consumer and mortgage servicing strategy. Generally, loans that were originated after January 1, 2010, qualified under government-sponsored enterprise underwriting guidelines, or otherwise met our underwriting guidelines in place in 2015 are characterized as core loans. Loans held in legacy private-label securitizations, government-insured loans originated prior to 2010, loan products no longer originated, and loans originated prior to 2010 and classified as nonperforming or modified in a TDR prior to 2016 are generally characterized as non-core loans, and are principally run-off portfolios. Core loans as reported in Table 23 include loans held in the Consumer Banking and GWIM segments, as well as loans held for ALM activities in All Other. For more information on core and non-core loans, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.
As shown in Table 23, outstanding core consumer real estate loans increased $2.2 billion during the three months ended March 31, 2017 driven by an increase of $3.9 billion in residential mortgage, partially offset by a $1.6 billion decrease in home equity. The increase in residential mortgage was due to a decision to retain a higher percentage of residential mortgage production in Consumer Banking and GWIM. The decrease in home equity was driven by paydowns outpacing new originations and draws on existing lines.

Table 23	Consumer Real Estate Portfolio (1)

	Outstandings		Nonperforming		Net Charge-offs (2)
	March 31 2017	December 31 2016	March 31 2017	December 31 2016	Three Months Ended March 31
(Dollars in millions)					2017	2016
Core portfolio
Residential mortgage	$160,359	$156,497	$1,099	$1,274	$4	$19
Home equity	47,730	49,373	939	969	31	45
Total core portfolio	208,089	205,870	2,038	2,243	35	64
Non-core portfolio
Residential mortgage	33,484	35,300	1,630	1,782	13	72
Home equity	16,185	17,070	1,857	1,949	33	67
Total non-core portfolio	49,669	52,370	3,487	3,731	46	139
Consumer real estate portfolio
Residential mortgage	193,843	191,797	2,729	3,056	17	91
Home equity	63,915	66,443	2,796	2,918	64	112
Total consumer real estate portfolio	$257,758	$258,240	$5,525	$5,974	$81	$203

			Allowance for Loan and Lease Losses		Provision for Loan and Lease Losses
			March 31 2017	December 31 2016	Three Months Ended March 31
					2017	2016
Core portfolio
Residential mortgage			$247	$252	$(1)	$(14)
Home equity			518	560	(11)	25
Total core portfolio			765	812	(12)	11
Non-core portfolio
Residential mortgage			771	760	33	(43)
Home equity			1,029	1,178	(92)	(118)
Total non-core portfolio			1,800	1,938	(59)	(161)
Consumer real estate portfolio
Residential mortgage			1,018	1,012	32	(57)
Home equity			1,547	1,738	(103)	(93)
Total consumer real estate portfolio			$2,565	$2,750	$(71)	$(150)

(1)
Outstandings and nonperforming loans exclude loans accounted for under the fair value option. Consumer loans accounted for under the fair value option include residential mortgage loans of $694 million and $710 million and home equity loans of $338 million and $341 million at March 31, 2017 and December 31, 2016. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)
Net charge-offs exclude write-offs in the PCI loan portfolio. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 39.

We believe that the presentation of information adjusted to exclude the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage and home equity portfolios, we provide information that excludes the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option in certain credit quality statistics. We separately disclose information on the PCI loan portfolio on page 39.

Bank of America 34

Residential Mortgage
The residential mortgage portfolio makes up the largest percentage of our consumer loan portfolio at 43 percent of consumer loans and leases at March 31, 2017. Approximately 35 percent of the residential mortgage portfolio is in GWIM and represents residential mortgages originated for the home purchase and refinancing needs of our wealth management clients. Approximately 34 percent of the residential mortgage portfolio is in All Other and is comprised of originated loans, purchased loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with GNMA as well as loans repurchased related to our representations and warranties. The remaining portion of the portfolio is primarily in Consumer Banking.
Outstanding balances in the residential mortgage portfolio, excluding loans accounted for under the fair value option, increased $2.0 billion during the three months ended March 31, 2017 as retention of new originations was partially offset by loan sales of $687 million, and run-off.
At March 31, 2017 and December 31, 2016, the residential mortgage portfolio included $27.6 billion and $28.7 billion of outstanding fully-insured loans. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of either FHA insurance or long-term standby agreements that provide for the transfer of credit risk to FNMA and FHLMC. At March 31, 2017 and December 31, 2016, $21.0 billion and $22.3 billion had FHA insurance with the remainder protected by long-term standby agreements. At March 31, 2017 and December 31, 2016, $6.8 billion and $7.4 billion of the FHA-insured loan population were repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA.
Table 24 presents certain residential mortgage key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio, our fully-insured loan portfolio and loans accounted for under the fair value option. Additionally, in the “Reported Basis” columns in the table below, accruing balances past due and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the residential mortgage portfolio excluding the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 39.

Table 24	Residential Mortgage – Key Credit Statistics

	Reported Basis (1)		Excluding Purchased Credit-impaired and Fully-insured Loans
(Dollars in millions)	March 31 2017	December 31 2016	March 31 2017	December 31 2016
Outstandings	$193,843	$191,797	$156,452	$152,941
Accruing past due 30 days or more	6,862	8,232	1,331	1,835
Accruing past due 90 days or more	4,226	4,793	—	—
Nonperforming loans	2,729	3,056	2,729	3,056
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100	4%	5%	3%	3%
Refreshed LTV greater than 100	4	4	2	3
Refreshed FICO below 620	8	9	3	4
2006 and 2007 vintages (2)	13	13	11	12

	Three Months Ended March 31
	2017	2016	2017	2016
Net charge-off ratio (3)	0.04%	0.20%	0.05%	0.26%

(1)	Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.

(2)
These vintages of loans account for $880 million, or 32 percent, and $931 million, or 31 percent, of nonperforming residential mortgage loans at March 31, 2017 and December 31, 2016. For the three months ended March 31, 2017 and 2016, these vintages accounted for $5 million, or 30 percent, and $7 million, or eight percent of total residential mortgage net charge-offs.

(3)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
Nonperforming residential mortgage loans decreased $327 million during the three months ended March 31, 2017 as outflows, including a transfer to held-for-sale of $143 million and sales of $142 million, outpaced new inflows. Of the nonperforming residential mortgage loans at March 31, 2017, $869 million, or 32 percent, were current on contractual payments. Loans accruing past due 30 days or more decreased $504 million primarily due to an improvement in collections associated with the consumer real estate servicer conversion that occurred during the fourth quarter of 2016.
Net charge-offs decreased $74 million to $17 million for the three months ended March 31, 2017, compared to $91 million for the same period in 2016. This decrease in net charge-offs was primarily driven by recoveries of $11 million related to nonperforming loan sales during the three months ended March 31, 2017 compared to nonperforming loan sale-related charge-offs of $42 million for the same period in 2016. Additionally, net charge-offs declined driven by favorable portfolio trends and decreased write-downs on loans greater than 180 days past due, which were written down to the estimated fair value of the collateral, less costs to sell, due in part to improvement in home prices and the U.S. economy.
Loans with a refreshed LTV greater than 100 percent represented two percent and three percent of the residential mortgage loan portfolio at March 31, 2017 and December 31, 2016. Of the loans with a refreshed LTV greater than 100 percent, 99 percent and 98 percent were performing at March 31, 2017 and December 31, 2016. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent primarily due to home price deterioration since 2006, partially offset by subsequent appreciation.

35 Bank of America

Of the $156.5 billion in total residential mortgage loans outstanding at March 31, 2017, as shown in Table 25, 36 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $11.0 billion, or 19 percent, at March 31, 2017. Residential mortgage loans that have entered the amortization period generally have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At March 31, 2017, $272 million, or two percent of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.3 billion, or one percent for the entire residential mortgage portfolio. In addition, at March 31, 2017, $456 million, or four percent of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $239 million were contractually current, compared to $2.7 billion, or two percent for the entire residential mortgage portfolio, of which $869 million were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three to ten years. More than 80 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2020 or later.
Table 25 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 16 percent and 15 percent of outstandings at March 31, 2017 and December 31, 2016. For the three months ended March 31, 2017 and 2016, loans within this MSA contributed net charge-offs of $5 million and net recoveries of $3 million within the residential mortgage portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 12 percent of outstandings at both March 31, 2017 and December 31, 2016. For the three months ended March 31, 2017 and 2016, loans within this MSA contributed a net recovery of $1 million and net charge-offs of $22 million within the residential mortgage portfolio.

Table 25	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	March 31 2017	December 31 2016	March 31 2017	December 31 2016	Three Months Ended March 31
(Dollars in millions)					2017	2016
California	$60,188	$58,295	$468	$554	$(4)	$(23)
New York (3)	15,339	14,476	262	290	(2)	14
Florida (3)	10,328	10,213	306	322	1	15
Texas	6,728	6,607	124	132	1	6
Massachusetts	5,411	5,344	69	77	—	3
Other U.S./Non-U.S.	58,458	58,006	1,500	1,681	21	76
Residential mortgage loans (4)	$156,452	$152,941	$2,729	$3,056	$17	$91
Fully-insured loan portfolio	27,560	28,729
Purchased credit-impaired residential mortgage loan portfolio (5)	9,831	10,127
Total residential mortgage loan portfolio	$193,843	$191,797

(1)	Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

(2)
Net charge-offs exclude $9 million and $39 million of write-offs in the residential mortgage PCI loan portfolio for the three months ended March 31, 2017 and 2016. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 39.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amounts exclude the PCI residential mortgage and fully-insured loan portfolios.

(5)	At March 31, 2017 and December 31, 2016, 47 percent and 48 percent of PCI residential mortgage loans were in California. There were no other significant single state concentrations.
Home Equity
At March 31, 2017, the home equity portfolio made up 14 percent of the consumer portfolio and is comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages.
At March 31, 2017, our HELOC portfolio had an outstanding balance of $56.4 billion, or 88 percent of the total home equity portfolio compared to $58.6 billion, or 88 percent, at December 31, 2016. HELOCs generally have an initial draw period of 10 years and the borrowers typically are only required to pay the interest due on the loans on a monthly basis. After the initial draw period ends, the loans generally convert to 15-year amortizing loans.
At March 31, 2017, our home equity loan portfolio had an outstanding balance of $5.5 billion, or nine percent of the total home equity portfolio compared to $5.9 billion, or nine percent, at December 31, 2016. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years and of the $5.5 billion at March 31, 2017, 56 percent have 25- to 30-year terms. At March 31, 2017, our reverse mortgage portfolio had an outstanding balance, excluding loans accounted for under the fair value option, of $2.0 billion, or three percent of the total home equity portfolio compared to $1.9 billion, or three percent, at December 31, 2016. We no longer originate reverse mortgages.
At March 31, 2017, approximately 67 percent of the home equity portfolio was in Consumer Banking, 25 percent was in All Other and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio, excluding loans accounted for under the fair value option, decreased $2.5 billion during the three months ended March 31, 2017 primarily due to paydowns and charge-offs outpacing new originations and draws on existing lines. Of the total home equity portfolio at March 31, 2017 and December 31, 2016, $19.3 billion and $19.6 billion, or 30 percent and 29 percent, were in first-lien positions (32 percent and 31 percent excluding the PCI home equity portfolio). At March 31, 2017, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $10.5 billion, or 17 percent of our total home equity portfolio excluding the PCI loan portfolio.
Unused HELOCs totaled $46.9 billion at March 31, 2017 compared to $47.2 billion at December 31, 2016. The decrease was primarily due to accounts reaching the end of their draw period,

Bank of America 36

which automatically eliminates open line exposure, and customers choosing to close accounts. Both of these more than offset the impact of new production. The HELOC utilization rate was 55 percent at both March 31, 2017 and December 31, 2016.
Table 26 presents certain home equity portfolio key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio and loans accounted for under the fair value option. Additionally, in the “Reported Basis” columns in the table below, accruing balances past due 30 days or more and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the home equity portfolio excluding the PCI loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 39.

Table 26	Home Equity – Key Credit Statistics

	Reported Basis (1)		Excluding Purchased Credit-impaired Loans
(Dollars in millions)	March 31 2017	December 31 2016	March 31 2017	December 31 2016
Outstandings	$63,915	$66,443	$60,519	$62,832
Accruing past due 30 days or more (2)	533	566	533	566
Nonperforming loans (2)	2,796	2,918	2,796	2,918
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	5%	5%	4%	4%
Refreshed CLTV greater than 100	8	8	7	7
Refreshed FICO below 620	7	7	6	6
2006 and 2007 vintages (3)	35	37	32	34

	Three Months Ended March 31
	2017	2016	2017	2016
Net charge-off ratio (4)	0.40%	0.60%	0.42%	0.64%

(1)	Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.

(2)
Accruing past due 30 days or more includes $72 million and $81 million and nonperforming loans include $344 million and $340 million of loans where we serviced the underlying first-lien at March 31, 2017 and December 31, 2016.

(3)
These vintages of loans have higher refreshed combined LTV ratios and accounted for 52 percent and 50 percent of nonperforming home equity loans at March 31, 2017 and December 31, 2016, and 89 percent and 41 percent of net charge-offs for the three months ended March 31, 2017 and 2016.

(4)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
Nonperforming outstanding balances in the home equity portfolio decreased $122 million during the three months ended March 31, 2017 as outflows, including $78 million of transfers to held-for-sale, outpaced new inflows. Of the nonperforming home equity portfolio at March 31, 2017, $1.5 billion, or 52 percent, were current on contractual payments. Nonperforming loans that are contractually current primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, junior-lien loans where the underlying first-lien is 90 days or more past due, as well as loans that have not yet demonstrated a sustained period of payment performance following a TDR. In addition, $820 million, or 29 percent of nonperforming home equity loans, were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $33 million during the three months ended March 31, 2017, primarily due to the improvement in collections associated with a consumer real estate servicer conversion that occurred during the fourth quarter of 2016.
In some cases, the junior-lien home equity outstanding balance that we hold is performing, but the underlying first-lien is not. For outstanding balances in the home equity portfolio on which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans where the first-lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first-lien. Given that the credit bureau database we use does not include a property address for the mortgages, we are unable to identify with certainty whether a reported delinquent first-lien mortgage pertains to the same property for which we hold a junior-lien loan. For certain loans, we utilize a third-party vendor to combine credit bureau and public record data to better link a junior-lien loan with the underlying first-lien mortgage. At March 31, 2017, we estimate that $966 million of current and $143 million of 30 to 89 days past due junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $156 million of these combined amounts, with the remaining $953 million serviced by third parties. Of the $1.1 billion of current to 89 days past due junior-lien loans, based on available credit bureau data and our own internal servicing data, we estimate that approximately $412 million had first-lien loans that were 90 days or more past due.
Net charge-offs decreased $48 million to $64 million for the three months ended March 31, 2017, compared to $112 million for the same period in 2016 driven by favorable portfolio trends due in part to improvement in home prices and the U.S. economy.
Outstanding balances with refreshed combined loan-to-value (CLTV) greater than 100 percent comprised seven percent of the home equity portfolio at both March 31, 2017 and December 31, 2016. Outstanding balances in the home equity portfolio with a refreshed CLTV greater than 100 percent reflect loans where our loan and available line of credit combined with any outstanding senior liens against the property are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 95 percent of the customers were current on their home equity loan and 89 percent of second-lien loans with a refreshed CLTV greater than 100 percent were current on both their second-lien and underlying first-lien loans at March 31, 2017.

37 Bank of America

Of the $60.5 billion in total home equity portfolio outstandings at March 31, 2017, as shown in Table 27, 47 percent require interest-only payments. The outstanding balance of HELOCs that have entered the amortization period was $15.7 billion at March 31, 2017. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At March 31, 2017, $300 million, or two percent of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at March 31, 2017, $1.8 billion, or 12 percent of outstanding HELOCs that had entered the amortization period were nonperforming, of which $931 million were contractually current. Loans in our HELOC portfolio generally have an initial draw period of 10 years and 17 percent of these loans will enter the amortization period in the remainder of 2017 and will be required to make fully-amortizing payments. We communicate to contractually current customers more than a year prior to the end of their draw period to inform them of the potential change to the payment structure before entering the amortization period, and provide payment options to customers prior to the end of the draw period.
Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During the three months ended March 31, 2017, approximately 38 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 27 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent of the outstanding home equity portfolio at both March 31, 2017 and December 31, 2016. For the three months ended March 31, 2017 and 2016, loans within this MSA contributed 20 percent and 13 percent of net charge-offs within the home equity portfolio. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent of the outstanding home equity portfolio at both March 31, 2017 and December 31, 2016. For the three months ended March 31, 2017 and 2016, loans within this MSA contributed net recoveries of $4 million and net charge-offs of $2 million within the home equity portfolio.

Table 27	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	March 31 2017	December 31 2016	March 31 2017	December 31 2016	Three Months Ended March 31
(Dollars in millions)					2017	2016
California	$16,837	$17,563	$806	$829	$(7)	$10
Florida (3)	7,026	7,319	422	442	11	17
New Jersey (3)	4,935	5,102	194	201	10	11
New York (3)	4,577	4,720	264	271	8	10
Massachusetts	2,979	3,078	100	100	1	3
Other U.S./Non-U.S.	24,165	25,050	1,010	1,075	41	61
Home equity loans (4)	$60,519	$62,832	$2,796	$2,918	$64	$112
Purchased credit-impaired home equity portfolio (5)	3,396	3,611
Total home equity loan portfolio	$63,915	$66,443

(1)	Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

(2)
Net charge-offs exclude $24 million and $66 million of write-offs in the home equity PCI loan portfolio for the three months ended March 31, 2017 and 2016. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 39.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amount excludes the PCI home equity portfolio.

(5)	At both March 31, 2017 and December 31, 2016, 29 percent of PCI home equity loans were in California. There were no other significant single state concentrations.

Bank of America 38

Purchased Credit-impaired Loan Portfolio
Loans acquired with evidence of credit quality deterioration since origination and for which it is probable at purchase that we will be unable to collect all contractually required payments are accounted for under the accounting guidance for PCI loans. For more information on PCI loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of

the Corporation's 2016 Annual Report on Form 10-K and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.
Table 28 presents the unpaid principal balance, carrying value, related valuation allowance and the net carrying value as a percentage of the unpaid principal balance for the PCI loan portfolio.

Table 28	Purchased Credit-impaired Loan Portfolio

	March 31, 2017
(Dollars in millions)	Unpaid Principal Balance	Gross Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	Percent of Unpaid Principal Balance
Residential mortgage (1)	$10,026	$9,831	$219	$9,612	95.87%
Home equity	3,470	3,396	235	3,161	91.10
Total purchased credit-impaired loan portfolio	$13,496	$13,227	$454	$12,773	94.64

	December 31, 2016
Residential mortgage (1)	$10,330	$10,127	$169	$9,958	96.40%
Home equity	3,689	3,611	250	3,361	91.11
Total purchased credit-impaired loan portfolio	$14,019	$13,738	$419	$13,319	95.01

(1)
At March 31, 2017 and December 31, 2016, pay option loans had an unpaid principal balance of $1.8 billion and $1.9 billion and a carrying value of $1.8 billion for both periods. This includes $1.5 billion and $1.6 billion of loans that were credit-impaired upon acquisition and $189 million and $226 million of loans that are 90 days or more past due at March 31, 2017 and December 31, 2016. The total unpaid principal balance of pay option loans with accumulated negative amortization was $278 million and $303 million, including $15 million and $16 million of negative amortization at March 31, 2017 and December 31, 2016.

The total PCI unpaid principal balance decreased $523 million, or four percent, during the three months ended March 31, 2017 primarily driven by payoffs, paydowns and write-offs. During the three months ended March 31, 2017, we had no PCI loan sales compared to sales of $174 million for the same period in 2016.
Of the unpaid principal balance of $13.5 billion at March 31, 2017, $12.0 billion, or 89 percent, was current based on the contractual terms, $795 million, or six percent, was in early stage delinquency, and $534 million was 180 days or more past due, including $465 million of first-lien mortgages and $69 million of home equity loans.
During the three months ended March 31, 2017, we recorded a provision expense of $68 million for the PCI loan portfolio which included $59 million for residential mortgage and $9 million for home equity. This compared to a total provision benefit of $77 million for the three months ended March 31, 2016. The provision expense for the three months ended March 31, 2017 was primarily driven by lower expected cash flows.
The PCI valuation allowance increased $35 million during the three months ended March 31, 2017 due to a provision expense of $68 million, partially offset by write-offs in the PCI loan portfolio of $9 million in residential mortgage and $24 million in home equity.
The PCI residential mortgage loan portfolio represented 74 percent of the total PCI loan portfolio at March 31, 2017. Those loans to borrowers with a refreshed FICO score below 620 represented 27 percent of the PCI residential mortgage loan portfolio at March 31, 2017. Loans with a refreshed LTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 21 percent of the PCI residential mortgage loan portfolio and 24 percent based on the unpaid principal balance at March 31, 2017.

The PCI home equity portfolio represented 26 percent of the total PCI loan portfolio at March 31, 2017. Those loans with a refreshed FICO score below 620 represented 16 percent of the PCI home equity portfolio at March 31, 2017. Loans with a refreshed CLTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 45 percent of the PCI home equity portfolio and 48 percent based on the unpaid principal balance at March 31, 2017.
U.S. Credit Card
At March 31, 2017, 97 percent of the U.S. credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the U.S. credit card portfolio decreased $3.7 billion during the three months ended March 31, 2017 due to paydowns and a seasonal decline in purchase volume. Net charge-offs increased $19 million to $606 million in the three months ended March 31, 2017 compared to the same period in 2016 due to loan growth and portfolio seasoning. U.S. credit card loans 30 days or more past due and still accruing interest decreased $15 million from seasonal declines while loans 90 days or more past due and still accruing interest increased $19 million during the three months ended March 31, 2017, driven by the same factors as described for net charge-offs.
Unused lines of credit for U.S. credit card totaled $327.4 billion and $321.6 billion at March 31, 2017 and December 31, 2016. The increase was driven by a seasonal decrease in line utilization due to a decrease in transaction volume as well as account growth and lines of credit increases.

39 Bank of America

Table 29 presents certain state concentrations for the U.S. credit card portfolio.

Table 29	U.S. Credit Card State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	March 31 2017	December 31 2016	March 31 2017	December 31 2016	Three Months Ended March 31
(Dollars in millions)					2017	2016
California	$13,800	$14,251	$120	$115	$96	$92
Florida	7,606	7,864	87	85	67	64
Texas	6,864	7,037	67	65	47	41
New York	5,473	5,683	63	60	45	40
Washington	3,931	4,128	18	18	14	14
Other U.S.	50,878	53,315	446	439	337	336
Total U.S. credit card portfolio	$88,552	$92,278	$801	$782	$606	$587
Non-U.S. Credit Card
On December 20, 2016, we entered into an agreement to sell our non-U.S. consumer credit card business to a third party. Subject to regulatory approval, this transaction is expected to close by mid-2017. For more information on the sale of our non-U.S. consumer credit card business, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Outstandings in the non-U.S. credit card portfolio, which are recorded in All Other, increased $291 million during the three months ended March 31, 2017 primarily driven by higher cash and purchase volumes as well as strengthening of the British Pound against the U.S. Dollar. For the three months ended March 31, 2017, net charge-offs decreased $1 million to $44 million compared to the same period in 2016.
Unused lines of credit for non-U.S. credit card totaled $25.2 billion and $24.4 billion at March 31, 2017 and December 31,

2016. The $784 million increase was driven by account growth and line of credit increases coupled with strengthening of the British Pound against the U.S. Dollar.
Direct/Indirect Consumer
At March 31, 2017, approximately 53 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and specialty lending – automotive, marine, aircraft, recreational vehicle loans and consumer personal loans) and 46 percent was included in GWIM (principally securities-based lending loans).
Outstandings in the direct/indirect portfolio decreased $1.3 billion during the three months ended March 31, 2017 primarily driven by lower draws and utilization in the securities-based lending portfolio.
Table 30 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 30	Direct/Indirect State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	March 31 2017	December 31 2016	March 31 2017	December 31 2016	Three Months Ended March 31
(Dollars in millions)					2017	2016
California	$11,218	$11,300	$2	$3	$5	$4
Florida	9,406	9,418	4	3	9	7
Texas	9,391	9,406	4	5	10	4
New York	5,107	5,253	1	1	1	1
Georgia	3,249	3,255	3	4	3	3
Other U.S./Non-U.S.	54,423	55,457	17	18	20	15
Total direct/indirect loan portfolio	$92,794	$94,089	$31	$34	$48	$34
Other Consumer
At March 31, 2017, approximately 78 percent of the $2.5 billion other consumer portfolio was consumer auto leases included in Consumer Banking. The remainder is primarily associated with certain consumer finance businesses that we previously exited.
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 31 presents nonperforming consumer loans, leases and foreclosed properties activity for the three months ended March 31, 2017 and 2016. For more information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2016

Annual Report on Form 10-K and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements. During the three months ended March 31, 2017, nonperforming consumer loans declined $458 million to $5.5 billion primarily driven by net transfers of loans to held-for-sale of $221 million and loan sales of $142 million. Additionally, nonperforming loans declined as outflows outpaced new inflows.
The outstanding balance of a real estate-secured loan that is in excess of the estimated property value less costs to sell is charged off no later than the end of the month in which the loan becomes 180 days past due unless repayment of the loan is fully insured. At March 31, 2017, $2.3 billion, or 40 percent of nonperforming consumer real estate loans and foreclosed

Bank of America 40

properties had been written down to their estimated property value less costs to sell, including $2.0 billion of nonperforming loans 180 days or more past due and $328 million of foreclosed properties. In addition, at March 31, 2017, $2.3 billion, or 42 percent of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties decreased $35 million during the three months ended March 31, 2017 as liquidations outpaced additions. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date; however, once we acquire the underlying real estate upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. PCI-related foreclosed properties decreased $10 million during the three months ended March 31, 2017. Not included in foreclosed properties at March 31, 2017 was $1.1 billion of real estate that was acquired upon foreclosure of certain delinquent government-

guaranteed loans (principally FHA-insured loans). We exclude these amounts from our nonperforming loans and foreclosed properties activity as we expect we will be reimbursed once the property is conveyed to the guarantor for principal and, up to certain limits, costs incurred during the foreclosure process and interest incurred during the holding period.
Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. These concessions typically result from our loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructuring and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months. Nonperforming TDRs, excluding those modified loans in the PCI loan portfolio, are included in Table 31.

Table 31	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity (1)

	Three Months Ended March 31
(Dollars in millions)	2017	2016
Nonperforming loans and leases, January 1	$6,004	$8,165
Additions to nonperforming loans and leases:
New nonperforming loans and leases	818	951
Reductions to nonperforming loans and leases:
Paydowns and payoffs	(230)	(133)
Sales	(142)	(823)
Returns to performing status (2)	(386)	(441)
Charge-offs	(240)	(395)
Transfers to foreclosed properties (3)	(57)	(77)
Transfers to loans held-for-sale	(221)	—
Total net reductions to nonperforming loans and leases	(458)	(918)
Total nonperforming loans and leases, March 31 (4)	5,546	7,247
Foreclosed properties, January 1	363	444
Additions to foreclosed properties:
New foreclosed properties (3)	99	110
Reductions to foreclosed properties:
Sales	(110)	(119)
Write-downs	(24)	(14)
Total net reductions to foreclosed properties	(35)	(23)
Total foreclosed properties, March 31 (5)	328	421
Nonperforming consumer loans, leases and foreclosed properties, March 31	$5,874	$7,668
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (6)	1.23%	1.62%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (6)	1.30	1.71

(1)
Balances do not include nonperforming LHFS of $179 million and $5 million and nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $28 million and $36 million at March 31, 2017 and 2016 as well as loans accruing past due 90 days or more as presented in Table 21 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

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

(4)	At March 31, 2017, 36 percent of nonperforming loans were 180 days or more past due.

(5)	Foreclosed property balances do not include properties insured by certain government-guaranteed loans, principally FHA-insured loans, of $1.1 billion and $1.4 billion at March 31, 2017 and 2016.

(6)	Outstanding consumer loans and leases exclude loans accounted for under the fair value option.

41 Bank of America

Our policy is to record any losses in the value of foreclosed properties as a reduction in the allowance for loan and lease losses during the first 90 days after transfer of a loan to foreclosed properties. Thereafter, further losses in value as well as gains and losses on sale are recorded in noninterest expense. New foreclosed properties included in Table 31 are net of $19 million and $18 million of charge-offs and write-offs of PCI loans for the three months ended March 31, 2017 and 2016, recorded during the first 90 days after transfer.

We classify junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At March 31, 2017 and December 31, 2016, $412 million and $428 million of such junior-lien home equity loans were included in nonperforming loans and leases.
Table 32 presents TDRs for the consumer real estate portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 31.

Table 32	Consumer Real Estate Troubled Debt Restructurings

	March 31, 2017			December 31, 2016
(Dollars in millions)	Total	Nonperforming	Performing	Total	Nonperforming	Performing
Residential mortgage (1, 2)	$11,880	$1,779	$10,101	$12,631	$1,992	$10,639
Home equity (3)	2,842	1,563	1,279	2,777	1,566	1,211
Total consumer real estate troubled debt restructurings	$14,722	$3,342	$11,380	$15,408	$3,558	$11,850

(1)
At March 31, 2017 and December 31, 2016, residential mortgage TDRs deemed collateral dependent totaled $3.3 billion and $3.5 billion, and included $1.4 billion and $1.6 billion of loans classified as nonperforming and $1.9 billion of loans classified as performing for both periods.

(2)	Residential mortgage performing TDRs included $4.9 billion and $5.3 billion of loans that were fully-insured at March 31, 2017 and December 31, 2016.

(3)
Home equity TDRs deemed collateral dependent totaled $1.7 billion and $1.6 billion, and included $1.3 billion of loans classified as nonperforming for both periods, and $337 million and $301 million of loans classified as performing at March 31, 2017 and December 31, 2016, respectively.

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
Modifications of credit card and other consumer loans are made through renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded in large part from Table 31 as substantially all of the loans remain on accrual status until either charged off or paid in full. At March 31, 2017 and December 31, 2016, our renegotiated TDR portfolio was $594 million and $610 million, of which $474 million and $493 million were current or less than 30 days past due under the modified terms. The decline in the renegotiated TDR portfolio was primarily driven by paydowns and charge-offs as well as lower program enrollments. For more information on the renegotiated TDR portfolio, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Commercial Portfolio Credit Risk Management
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 37, 40 and 45 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, including our utilized exposure to the energy sector, which was three percent of total commercial utilized exposure at both March 31, 2017 and December 31, 2016, see Commercial Portfolio Credit Risk Management – Industry Concentrations on page 47 and Table 40.
For more information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.

Bank of America 42

Commercial Credit Portfolio
During the three months ended March 31, 2017, other than in the higher risk energy sub-sectors, credit quality among large corporate borrowers was strong. We saw further improvement in the energy sector in the three months ended March 31, 2017, with continued stability in oil prices. Credit quality of commercial real estate borrowers continued to be strong with conservative LTV ratios, stable market rents in most sectors and vacancy rates remaining low.
Outstanding commercial loans and leases increased $5.0 billion during the three months ended March 31, 2017 primarily in U.S. commercial. Nonperforming commercial loans and leases decreased $7 million to $1.8 billion during the three months ended

March 31, 2017. Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases, excluding loans accounted for under the fair value option, was 0.38 percent at both March 31, 2017 and December 31, 2016. Reservable criticized balances decreased $252 million to $16.1 billion during the three months ended March 31, 2017 driven by improvements in the energy sector. The allowance for loan and lease losses for the commercial portfolio decreased $40 million to $5.2 billion at March 31, 2017. For additional information, see Allowance for Credit Losses on page 51.
Table 33 presents our commercial loans and leases portfolio and related credit quality information at March 31, 2017 and December 31, 2016.

Table 33	Commercial Loans and Leases

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2017	December 31 2016	March 31 2017	December 31 2016	March 31 2017	December 31 2016
U.S. commercial	$274,868	$270,372	$1,246	$1,256	$112	$106
Commercial real estate (1)	57,849	57,355	74	72	—	7
Commercial lease financing	21,873	22,375	37	36	9	19
Non-U.S. commercial	89,179	89,397	311	279	45	5
	443,769	439,499	1,668	1,643	166	137
U.S. small business commercial (2)	13,302	12,993	60	60	69	71
Commercial loans excluding loans accounted for under the fair value option	457,071	452,492	1,728	1,703	235	208
Loans accounted for under the fair value option (3)	6,496	6,034	52	84	—	—
Total commercial loans and leases	$463,567	$458,526	$1,780	$1,787	$235	$208

(1)
Includes U.S. commercial real estate loans of $54.7 billion and $54.3 billion at March 31, 2017 and December 31, 2016 and includes $3.1 billion of non-U.S. commercial real estate loans for both periods.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial loans of $3.5 billion and $2.9 billion and non-U.S. commercial loans of $3.0 billion and $3.1 billion at March 31, 2017 and December 31, 2016. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.

Table 34 presents net charge-offs and related ratios for our commercial loans and leases for the three months ended March 31, 2017 and 2016. The decrease in net charge-offs of $44 million for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to lower energy sector related losses.

Table 34	Commercial Net Charge-offs and Related Ratios
	Three Months Ended March 31
	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2017	2016	2017	2016
U.S. commercial	$44	$65	0.06%	0.10%
Commercial real estate	(4)	(6)	(0.03)	(0.04)
Commercial lease financing	—	(2)	—	(0.05)
Non-U.S. commercial	15	42	0.07	0.19
	55	99	0.05	0.09
U.S. small business commercial	52	52	1.61	1.64
Total commercial	$107	$151	0.10	0.14

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

43 Bank of America

Table 35 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes standby letters of credit (SBLCs) and financial guarantees, bankers’ acceptances and commercial letters of credit that have been issued and for which we are legally bound to advance funds under prescribed conditions during a specified time period and excludes exposure related to trading account assets. Although funds have not yet been advanced, these exposure types are considered utilized for credit risk management purposes.
Total commercial utilized credit exposure increased $9.3 billion during the three months ended March 31, 2017 primarily driven by increases in loans and leases and LHFS. The utilization rate for loans and leases, SBLCs and financial guarantees, commercial letters of credit and bankers acceptances, in the aggregate, was 58 percent at March 31, 2017 and December 31, 2016.

Table 35	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	March 31 2017	December 31 2016	March 31 2017	December 31 2016	March 31 2017	December 31 2016
Loans and leases (5)	$469,329	$464,260	$359,969	$366,106	$829,298	$830,366
Derivative assets (6)	40,078	42,512	—	—	40,078	42,512
Standby letters of credit and financial guarantees	33,465	33,135	596	660	34,061	33,795
Debt securities and other investments	26,318	26,244	5,618	5,474	31,936	31,718
Loans held-for-sale	12,964	6,510	2,433	3,824	15,397	10,334
Commercial letters of credit	1,313	1,464	121	112	1,434	1,576
Bankers’ acceptances	364	395	—	13	364	408
Other	391	372	—	—	391	372
Total	$584,222	$574,892	$368,737	$376,189	$952,959	$951,081

(1)
Commercial utilized exposure includes loans of $6.5 billion and $6.0 billion and issued letters of credit with a notional amount of $308 million and $284 million accounted for under the fair value option at March 31, 2017 and December 31, 2016.

(2)	Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $5.6 billion and $6.7 billion at March 31, 2017 and December 31, 2016.

(3)	Excludes unused business card lines which are not legally binding.

(4)
Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated or participated) to other financial institutions. The distributed amounts were $11.9 billion and $12.1 billion at March 31, 2017 and December 31, 2016.

(5)	Includes credit risk exposure associated with assets under operating lease arrangements of $5.8 billion and $5.7 billion at March 31, 2017 and December 31, 2016.

(6)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $35.5 billion and $43.3 billion at March 31, 2017 and December 31, 2016. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $24.8 billion and $25.3 billion at March 31, 2017 and December 31, 2016, which consists primarily of other marketable securities.

Table 36 presents commercial utilized reservable criticized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial utilized reservable criticized exposure decreased $252 million, or two percent, during the three months ended March 31, 2017 driven by paydowns and net upgrades in the energy portfolio. Approximately 76 percent of commercial utilized reservable criticized exposure was secured at both March 31, 2017 and December 31, 2016.

Table 36	Commercial Utilized Reservable Criticized Exposure

	March 31, 2017		December 31, 2016
(Dollars in millions)	Amount (1)	Percent (2)	Amount (1)	Percent (2)
U.S. commercial	$10,337	3.42%	$10,311	3.46%
Commercial real estate	387	0.65	399	0.68
Commercial lease financing	828	3.78	810	3.62
Non-U.S. commercial	3,668	3.86	3,974	4.17
	15,220	3.18	15,494	3.27
U.S. small business commercial	848	6.37	826	6.36
Total commercial utilized reservable criticized exposure	$16,068	3.27	$16,320	3.35

(1)
Total commercial utilized reservable criticized exposure includes loans and leases of $14.8 billion and $14.9 billion and commercial letters of credit of $1.3 billion and $1.4 billion at March 31, 2017 and December 31, 2016.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.
U.S. Commercial
At March 31, 2017, 72 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 16 percent in Global Markets, 10 percent in GWIM (generally business-purpose loans for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans, excluding loans accounted for under the fair value option, increased $4.5 billion, or two percent, during the three months ended March 31, 2017 due to growth across most of the commercial businesses. Reservable criticized balances increased and nonperforming loans and leases decreased in the three months ended March 31, 2017, each with changes of less than one percent. Net charge-offs decreased $21 million for the three months ended March 31, 2017 compared to the same period in 2016 due to lower energy sector related losses.
Commercial Real Estate
Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 23 percent of the commercial real estate loans and leases portfolio at both March 31, 2017 and December 31, 2016. The commercial real estate portfolio is

Bank of America 44

predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. Outstanding loans increased $494 million, or one percent, during the three months ended March 31, 2017 due to new originations slightly outpacing paydowns.
For the three months ended March 31, 2017, we continued to see low default rates and solid credit quality in both the residential and non-residential portfolios. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures to management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Nonperforming commercial real estate loans and foreclosed properties increased $23 million, or 27 percent, due to higher foreclosed properties. Reservable criticized balances decreased $12 million, or three percent, during the three months ended March 31, 2017 primarily due to loan resolutions. Net recoveries were $4 million and $6 million for the three months ended March 31, 2017 and 2016. Table 37 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 37	Outstanding Commercial Real Estate Loans

(Dollars in millions)	March 31 2017	December 31 2016
By Geographic Region
California	$13,158	$13,450
Northeast	9,939	10,329
Southwest	7,559	7,567
Southeast	5,915	5,630
Midwest	4,412	4,380
Florida	3,380	3,213
Northwest	2,684	2,430
Midsouth	2,605	2,346
Illinois	2,452	2,408
Non-U.S.	3,118	3,103
Other (1)	2,627	2,499
Total outstanding commercial real estate loans	$57,849	$57,355
By Property Type
Non-residential
Office	$17,207	$16,643
Shopping centers/retail	8,908	8,794
Multi-family rental	8,472	8,817
Hotels / Motels	5,819	5,550
Industrial / Warehouse	5,162	5,357
Multi-Use	2,935	2,822
Unsecured	1,967	1,730
Land and land development	315	357
Other	5,428	5,595
Total non-residential	56,213	55,665
Residential	1,636	1,690
Total outstanding commercial real estate loans	$57,849	$57,355

(1)
Includes unsecured loans to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

At March 31, 2017, total committed non-residential exposure was $78.4 billion compared to $76.9 billion at December 31, 2016, of which $56.2 billion and $55.7 billion were funded loans. Non-residential nonperforming loans and foreclosed properties increased $24 million, or 30 percent, to $104 million at March 31, 2017 due to higher foreclosed properties. The non-residential nonperforming loans and foreclosed properties represented 0.18 percent and 0.14 percent of total non-residential loans and foreclosed properties at March 31, 2017 and December 31, 2016. Non-residential utilized reservable criticized exposure decreased $12 million, or three percent, to $385 million at March 31, 2017 compared to $397 million at December 31, 2016, which represented 0.67 percent and 0.70 percent of non-residential utilized reservable exposure, related to strong commercial real estate fundamentals in most sectors. For the non-residential portfolio, net recoveries decreased $2 million to $4 million for the three months ended March 31, 2017 compared to the same period in 2016.

At March 31, 2017, total committed residential exposure was $3.3 billion compared to $3.7 billion at December 31, 2016, of which $1.6 billion and $1.7 billion were funded secured loans. The nonperforming loans, leases and foreclosed properties and the utilized reservable criticized ratios for the residential portfolio were 0.32 percent and 0.13 percent at March 31, 2017 compared to 0.35 percent and 0.16 percent at December 31, 2016.
At March 31, 2017 and December 31, 2016, the commercial real estate loan portfolio included $7.0 billion and $6.8 billion of funded construction and land development loans that were originated to fund the construction and/or rehabilitation of commercial properties. Reservable criticized construction and land development loans totaled $122 million and $107 million, and nonperforming construction and land development loans and foreclosed properties totaled $56 million and $44 million at March 31, 2017 and December 31, 2016. During a property’s construction phase, interest income is typically paid from interest reserves that are established at the inception of the loan. As construction is completed and the property is put into service,

45 Bank of America

these interest reserves are depleted and interest payments from operating cash flows begin. We do not recognize interest income on nonperforming loans regardless of the existence of an interest reserve.
Non-U.S. Commercial
At March 31, 2017, 78 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 22 percent in Global Markets. Outstanding loans, excluding loans accounted for under the fair value option, decreased $218 million during the three months ended March 31, 2017 primarily due to payoffs. Net charge-offs decreased $27 million to $15 million for the three months ended March 31, 2017 compared to the same period in 2016, primarily due to a decline in energy sector related losses. For more information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 50.
U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans managed in Consumer Banking. Credit card-related products were 50 percent and 48 percent of the U.S. small business commercial portfolio at March 31, 2017 and December 31, 2016. Net charge-offs were unchanged at $52 million for the three months ended March 31, 2017 compared to the same period in 2016. Of the U.S. small business commercial net charge-offs, 88 percent were credit card-related products for the three months ended March 31, 2017 compared to 89 percent for the same period in 2016.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 38 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three months ended March 31, 2017 and 2016. Nonperforming loans do not include loans accounted for under the fair value option. During the three months ended March 31, 2017, nonperforming commercial loans and leases increased $25 million to $1.7 billion. Approximately 76 percent of commercial nonperforming loans, leases and foreclosed properties were secured and approximately 67 percent were contractually current. Commercial nonperforming loans were carried at approximately 89 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less costs to sell.

Table 38	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)
	Three Months Ended March 31
(Dollars in millions)	2017	2016
Nonperforming loans and leases, January 1	$1,703	$1,212
Additions to nonperforming loans and leases:
New nonperforming loans and leases	458	697
Advances	14	9
Reductions to nonperforming loans and leases:
Paydowns	(267)	(120)
Sales	(22)	(6)
Returns to performing status (3)	(54)	(47)
Charge-offs	(82)	(142)
Transfers to foreclosed properties (4)	(22)	—
Total net additions to nonperforming loans and leases	25	391
Total nonperforming loans and leases, March 31	1,728	1,603
Foreclosed properties, January 1	14	15
Additions to foreclosed properties:
New foreclosed properties (4)	21	—
Reductions to foreclosed properties:
Sales	—	(5)
Total net additions (reductions) to foreclosed properties	21	(5)
Total foreclosed properties, March 31	35	10
Nonperforming commercial loans, leases and foreclosed properties, March 31	$1,763	$1,613
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (5)	0.38%	0.36%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (5)	0.39	0.36

(1)	Balances do not include nonperforming LHFS of $246 million and $260 million at March 31, 2017 and 2016.

(2)	Includes U.S. small business commercial activity. Small business card loans are excluded as they are not classified as nonperforming.

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

Bank of America 46

Table 39 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and small business loans. The renegotiated small business card loans are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due. For more information on TDRs, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 39	Commercial Troubled Debt Restructurings

	March 31, 2017			December 31, 2016
(Dollars in millions)	Total	Non-performing	Performing	Total	Non-performing	Performing
U.S. commercial	$1,574	$553	$1,021	$1,860	$720	$1,140
Commercial real estate	80	41	39	140	45	95
Commercial lease financing	2	—	2	4	2	2
Non-U.S. commercial	263	13	250	308	25	283
	1,919	607	1,312	2,312	792	1,520
U.S. small business commercial	13	—	13	15	2	13
Total commercial troubled debt restructurings	$1,932	$607	$1,325	$2,327	$794	$1,533
Industry Concentrations
Table 40 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $1.9 billion, or less than one percent, during the three months ended March 31, 2017 to $953.0 billion. The increase in commercial committed exposure was concentrated in the Food, Beverage and Tobacco sector and the Materials sector. Increases were partially offset by lower exposure to the Diversified Financials, Healthcare Equipment and Services, and Banking sectors.
Industry limits are used internally to manage industry concentrations and are based on committed exposure that is allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring. The Management Risk Committee oversees industry limit governance.
Diversified Financials, our largest industry concentration with committed exposure of $121.4 billion, decreased $3.2 billion, or three percent, during the three months ended March 31, 2017.The decrease primarily reflected a decline in several counterparties.
Real estate, our second largest industry concentration with committed exposure of $85.3 billion, increased $1.6 billion, or two percent, during the three months ended March 31, 2017. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 44.
Retailing committed exposure decreased $1.5 billion, or two percent, to $67.0 billion during the three months ended March 31, 2017. The decrease in committed exposure occurred primarily in the Specialty Retail sector.
Our energy-related committed exposure decreased $1.3 billion, or three percent, to $37.9 billion during the three months ended March 31, 2017. Energy sector net charge-offs were $3 million during the three months ended March 31, 2017 compared to $102 million for the same period in 2016. Energy sector reservable criticized exposure decreased $725 million to $4.8 billion during the three months ended March 31, 2017 due to exposure reductions and fewer new criticized exposures. The energy allowance for credit losses decreased $75 million to $850 million during the three months ended March 31, 2017.

47 Bank of America

Table 40	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	March 31 2017	December 31 2016	March 31 2017	December 31 2016
Diversified financials	$78,211	$81,156	$121,369	$124,535
Real estate (3)	63,384	61,203	85,286	83,658
Retailing	41,548	41,630	67,003	68,507
Capital goods	34,234	34,278	64,304	64,202
Healthcare equipment and services	38,737	37,656	62,117	64,663
Government and public education	45,843	45,694	54,354	54,626
Materials	23,645	22,578	46,485	44,357
Banking	38,184	39,877	45,320	47,799
Consumer services	28,994	27,413	44,141	42,523
Food, beverage and tobacco	21,205	19,669	41,273	37,145
Energy	18,002	19,686	37,920	39,231
Commercial services and supplies	21,372	21,241	34,164	35,360
Utilities	12,805	11,349	27,925	27,140
Transportation	19,645	19,805	27,609	27,483
Media	13,156	13,419	25,492	27,116
Individuals and trusts	16,404	16,364	22,854	21,764
Technology hardware and equipment	7,822	7,793	19,104	18,429
Software and services	9,540	7,991	19,084	19,790
Pharmaceuticals and biotechnology	5,943	5,539	18,858	18,910
Telecommunication services	7,020	6,317	17,593	16,925
Insurance, including monolines	6,724	7,406	13,779	13,936
Automobiles and components	5,744	5,459	13,111	12,969
Consumer durables and apparel	5,965	6,042	11,185	11,460
Food and staples retailing	5,724	4,795	9,565	8,869
Religious and social organizations	4,732	4,423	6,419	6,252
Other	9,639	6,109	16,645	13,432
Total commercial credit exposure by industry	$584,222	$574,892	$952,959	$951,081
Net credit default protection purchased on total commitments (4)			$(3,099)	$(3,477)

(1)	Includes U.S. small business commercial exposure.

(2)
Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated or participated) to other financial institutions. The distributed amounts were $11.9 billion and $12.1 billion at March 31, 2017 and December 31, 2016.

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
At March 31, 2017 and December 31, 2016, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $3.1 billion and $3.5 billion. We recorded net losses of $31 million for the three months ended March 31, 2017 compared to net losses of $203 million for the same period in 2016 on these positions. The gains and losses on these instruments were offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 48. For additional information, see Trading Risk Management on page 54.

Tables 41 and 42 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at March 31, 2017 and December 31, 2016.

Table 41	Net Credit Default Protection by Maturity

	March 31 2017	December 31 2016
Less than or equal to one year	65%	56%
Greater than one year and less than or equal to five years	32	41
Greater than five years	3	3
Total net credit default protection	100%	100%

Bank of America 48

Table 42	Net Credit Default Protection by Credit Exposure Debt Rating

	March 31, 2017		December 31, 2016
(Dollars in millions)	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
Ratings (2, 3)
A	$(135)	4.4%	$(135)	3.9%
BBB	(1,735)	56.0	(1,884)	54.2
BB	(723)	23.3	(871)	25.1
B	(416)	13.4	(477)	13.7
CCC and below	(67)	2.2	(81)	2.3
NR (4)	(23)	0.7	(29)	0.8
Total net credit default protection	$(3,099)	100.0%	$(3,477)	100.0%

(1)	Represents net credit default protection purchased.

(2)	Ratings are refreshed on a quarterly basis.

(3)	Ratings of BBB- or higher are considered to meet the definition of investment grade.

(4)	NR is comprised of index positions held and any names that have not been rated.
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
Table 43 presents the total contract/notional amount of credit derivatives outstanding and includes both purchased and written credit derivatives. The credit risk amounts are measured as net asset exposure by counterparty, taking into consideration all contracts with the counterparty. For more information on our written credit derivatives, see Note 2 – Derivatives to the Consolidated Financial Statements.
The credit risk amounts discussed above and presented in Table 43 take into consideration the effects of legally enforceable master netting agreements while amounts disclosed in Note 2 – Derivatives to the Consolidated Financial Statements are shown on a gross basis. Credit risk reflects the potential benefit from offsetting exposure to non-credit derivative products with the same counterparties that may be netted upon the occurrence of certain events, thereby reducing our overall exposure.

Table 43	Credit Derivatives

	March 31, 2017		December 31, 2016
(Dollars in millions)	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
Purchased credit derivatives:
Credit default swaps	$599,908	$2,522	$603,979	$2,732
Total return swaps/other	34,256	291	21,165	433
Total purchased credit derivatives	$634,164	$2,813	$625,144	$3,165
Written credit derivatives:
Credit default swaps	$595,823	n/a	$614,355	n/a
Total return swaps/other	41,476	n/a	25,354	n/a
Total written credit derivatives	$637,299	n/a	$639,709	n/a
n/a = not applicable
Counterparty Credit Risk Valuation Adjustments
We record counterparty credit risk valuation adjustments on certain derivative assets, including our credit default protection purchased, in order to properly reflect the credit risk of the counterparty, as presented in Table 44. We calculate CVA based on a modeled expected exposure that incorporates current market risk factors including changes in market spreads and non-credit related market factors that affect the value of a derivative. The exposure also takes into consideration credit mitigants such as legally enforceable master netting agreements and collateral. For additional information, see Note 2 – Derivatives to the Consolidated Financial Statements.
We enter into risk management activities to offset market driven exposures. We often hedge the counterparty spread risk in CVA with credit default swaps (CDS). We hedge other market risks in CVA primarily with currency and interest rate swaps. In certain instances, the net-of-hedge amounts in the table below move in the same direction as the gross amount or may move in the opposite direction. This movement is a consequence of the complex interaction of the risks being hedged, resulting in limitations in the ability to perfectly hedge all of the market exposures at all times.

Table 44	Credit Valuation Gains and Losses

	Three Months Ended March 31
Gains (Losses)	2017			2016
(Dollars in millions)	Gross	Hedge	Net	Gross	Hedge	Net
Credit valuation	$161	$(135)	$26	$(209)	$261	$52

49 Bank of America

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
Table 45 presents our 20 largest non-U.S. country exposures as of March 31, 2017. These exposures accounted for 87 percent and 88 percent of our total non-U.S. exposure at March 31, 2017 and December 31, 2016. Net country exposure for these 20 countries increased $2.7 billion in the three months ended March 31, 2017 primarily driven by increases in the United Kingdom, Germany and Australia, partially offset by reductions in Switzerland, Japan and Canada. On a product basis, the increase was driven by an increase in funded loans and loan equivalents in the United Kingdom, Singapore and Japan, and higher unfunded commitments in Australia and Germany.
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
Net country exposure represents country exposure less hedges and credit default protection purchased, net of credit default protection sold. We hedge certain country exposures with credit default protection primarily in the form of single-name, as well as indexed and tranched CDS. The exposures associated with these hedges represent the amount that would be realized upon the isolated default of an individual issuer in the relevant country assuming a zero recovery rate for that individual issuer, and are calculated based on the CDS notional amount adjusted for any fair value receivable or payable. Changes in the assumption of an isolated default can produce different results in a particular tranche.

Table 45	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at March 31 2017	Hedges and Credit Default Protection	Net Country Exposure at March 31 2017	Increase (Decrease) from December 31 2016
United Kingdom	$34,566	$15,773	$6,235	$1,431	$58,005	$(4,947)	$53,058	$5,325
Germany	13,018	9,915	1,846	3,110	27,889	(4,187)	23,702	1,324
Canada	7,127	7,099	1,750	2,425	18,401	(1,750)	16,651	(2,123)
Brazil	8,787	419	560	3,617	13,383	(273)	13,110	(556)
Japan	13,098	586	1,272	509	15,465	(2,843)	12,622	(2,389)
France	3,454	5,115	1,953	5,667	16,189	(4,959)	11,230	536
China	9,139	696	670	1,208	11,713	(552)	11,161	276
Australia	4,951	4,286	328	1,061	10,626	(456)	10,170	1,247
India	6,497	205	366	2,353	9,421	(548)	8,873	(355)
Netherlands	4,363	3,024	1,042	1,633	10,062	(1,843)	8,219	821
Hong Kong	5,727	199	438	770	7,134	(43)	7,091	(388)
South Korea	4,377	646	852	1,775	7,650	(585)	7,065	959
Switzerland	3,965	3,951	368	221	8,505	(1,549)	6,956	(2,690)
Singapore	3,826	278	520	1,607	6,231	(60)	6,171	753
Mexico	3,073	1,416	136	480	5,105	(383)	4,722	238
Turkey	2,727	115	15	133	2,990	(1)	2,989	299
Italy	1,835	960	532	787	4,114	(1,142)	2,972	(1,115)
United Arab Emirates	2,085	139	498	42	2,764	(89)	2,675	(68)
Belgium	1,186	683	118	746	2,733	(363)	2,370	444
Taiwan	1,566	34	341	310	2,251	(1)	2,250	169
Total top 20 non-U.S. countries exposure	$135,367	$55,539	$19,840	$29,885	$240,631	$(26,574)	$214,057	$2,707

Bank of America 50

A number of economic conditions and geopolitical events have driven risk aversion in certain emerging markets. Our two largest emerging market country exposures at March 31, 2017 were Brazil and China. At March 31, 2017, net exposure to Brazil was $13.1 billion, concentrated in sovereign securities, oil and gas companies and commercial banks. At March 31, 2017, net exposure to China was $11.2 billion, concentrated in large state-owned companies, subsidiaries of multinational corporations and commercial banks.
The outlook for policy direction and therefore economic performance in the EU remains uncertain as a consequence of reduced political cohesion among EU countries. Our largest EU country exposure at March 31, 2017 was the United Kingdom. At March 31, 2017, net exposure to the United Kingdom was $53.1 billion, concentrated in multinational corporations and sovereign clients. For additional information, see Executive Summary – First Quarter 2017 Economic and Business Environment on page 3.
Provision for Credit Losses
The provision for credit losses decreased $162 million to $835 million for the three months ended March 31, 2017 compared to the same period in 2016. The provision for credit losses was $99 million lower than net charge-offs for the three months ended March 31, 2017, resulting in a reduction in the allowance for credit losses. This compared to a reduction of $71 million in the allowance for credit losses for the three months ended March 31, 2016. We expect the provision for credit losses will approximate net charge-offs for the second quarter of 2017.
The provision for credit losses for the consumer portfolio increased $370 million to $772 million for the three months ended March 31, 2017 compared to the same period in 2016 due to loan growth and portfolio seasoning in the U.S. credit card portfolio. Included in the provision is an expense of $68 million related to the PCI loan portfolio for the three months ended March 31, 2017 compared to a benefit of $77 million for the same period in 2016.
The provision for credit losses for the commercial portfolio, including unfunded lending commitments, decreased $532 million to $63 million for the three months ended March 31, 2017 compared to the same period in 2016 driven by improvements in energy exposures due in part to stabilized oil prices.
Allowance for Credit Losses
Allowance for Loan and Lease Losses
The allowance for loan and lease losses is comprised of two components. The first component covers nonperforming commercial loans and TDRs. The second component covers loans and leases on which there are incurred losses that are not yet individually identifiable, as well as incurred losses that may not be represented in the loss forecast models. We evaluate the adequacy of the allowance for loan and lease losses based on the total of these two components. The allowance for loan and lease losses excludes LHFS and loans accounted for under the fair value option as the fair value reflects a credit risk component. For more information on the allowance for loan and lease losses, see Allowance for Credit Losses in the MD&A of the Corporation's 2016 Annual Report on Form 10-K.
During the three months ended March 31, 2017, the factors that impacted the allowance for loan and lease losses included improvements in the credit quality of the consumer real estate portfolios driven by continuing improvements in the U.S. economy and labor markets, proactive credit risk management initiatives and the impact of high credit quality originations. Evidencing the improvements in the U.S. economy and labor markets are downward unemployment trends and increases in home prices. In addition to these improvements, in the consumer portfolio, nonperforming consumer loans decreased $458 million in the three months ended March 31, 2017 as returns to performing status, paydowns, loan sales and charge-offs continued to outpace new nonaccrual loans. During the three months ended March 31, 2017, the allowance for loan and lease losses in the commercial portfolio reflected decreased energy reserves due in part to stabilized oil prices which contributed to a modest improvement in energy-related exposure.
The allowance for loan and lease losses for the consumer portfolio, as presented in Table 47, was $6.1 billion at March 31, 2017, a decrease of $86 million from December 31, 2016. The decrease was primarily in the home equity portfolio, partially offset by an increase in the U.S. credit card portfolio. The reductions in the home equity portfolio were due to improved home prices, lower nonperforming loans and a decrease in consumer loan balances. The increase in the U.S. credit card portfolio was driven by loan growth and the seasoning of newer vintages within the portfolio.
The allowance for loan and lease losses for the commercial portfolio, as presented in Table 47, was $5.2 billion at March 31, 2017, a decrease of $40 million from December 31, 2016 driven by decreased energy reserves for the higher risk energy sub-sectors due in part to stabilized oil prices. Commercial utilized reservable criticized exposure decreased to $16.1 billion at March 31, 2017 from $16.3 billion (to 3.27 percent from 3.35 percent of total commercial utilized reservable exposure) at December 31, 2016, largely due to net upgrades and paydowns in the energy portfolio. Nonperforming commercial loans were $1.7 billion (0.38 percent of outstanding commercial loans excluding loans accounted for under the fair value option) at both March 31, 2017 and December 31, 2016. See Tables 33, 34 and 36 for additional details on key commercial credit statistics.
The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.25 percent at March 31, 2017 compared to 1.26 percent at December 31, 2016. The March 31, 2017 and December 31, 2016 ratios above include the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.22 percent and 1.24 percent at March 31, 2017 and December 31, 2016.
Reserve for Unfunded Lending Commitments
In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments such as letters of credit, financial guarantees, unfunded bankers’ acceptances and binding loan commitments, excluding commitments accounted for under the fair value option. For more information on the reserve for unfunded lending commitments, see Allowance for Credit Losses in the MD&A of the Corporation's 2016 Annual Report on Form 10-K.
The reserve for unfunded lending commitments of $757 million at March 31, 2017 remained relatively unchanged from December 31, 2016.

51 Bank of America

Table 46 presents a rollforward of the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, for the three months ended March 31, 2017 and 2016.

Table 46	Allowance for Credit Losses

		Three Months Ended March 31
(Dollars in millions)		2017	2016
Allowance for loan and lease losses, January 1		$11,237	$12,234
Loans and leases charged off
Residential mortgage		(61)	(185)
Home equity		(143)	(193)
U.S. credit card		(718)	(693)
Non-U.S. credit card		(59)	(61)
Direct/Indirect consumer		(114)	(101)
Other consumer		(55)	(57)
Total consumer charge-offs		(1,150)	(1,290)
U.S. commercial (1)		(137)	(158)
Commercial real estate		—	(5)
Commercial lease financing		(3)	—
Non-U.S. commercial		(20)	(43)
Total commercial charge-offs		(160)	(206)
Total loans and leases charged off		(1,310)	(1,496)
Recoveries of loans and leases previously charged off
Residential mortgage		44	94
Home equity		79	81
U.S. credit card		112	106
Non-U.S. credit card		15	16
Direct/Indirect consumer		66	67
Other consumer		7	9
Total consumer recoveries		323	373
U.S. commercial (2)		41	41
Commercial real estate		4	11
Commercial lease financing		3	2
Non-U.S. commercial		5	1
Total commercial recoveries		53	55
Total recoveries of loans and leases previously charged off		376	428
Net charge-offs (3)		(934)	(1,068)
Write-offs of PCI loans		(33)	(105)
Provision for loan and lease losses		840	1,016
Other (4)		1	(8)
Allowance for loan and lease losses, March 31		11,111	12,069
Less: Change in the allowance included in assets of business held for sale (5)		1	—
Total allowance for loan and lease losses, March 31		11,112	12,069
Reserve for unfunded lending commitments, January 1		762	646
Provision for unfunded lending commitments		(5)	(19)
Reserve for unfunded lending commitments, March 31		757	627
Allowance for credit losses, March 31		$11,869	$12,696

(1)	Includes U.S. small business commercial charge-offs of $64 million and $62 million for the three months ended March 31, 2017 and 2016.

(2)	Includes U.S. small business commercial recoveries of $12 million and $10 million for the three months ended March 31, 2017 and 2016.

(3)	Includes net charge-offs of $44 million on non-U.S. credit card loans, which are included in assets of business held for sale on the Consolidated Balance Sheet at March 31, 2017.

(4)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, foreign currency translation adjustments and certain other reclassifications.

(5)
Represents the change in the allowance for loan and lease losses related to the non-U.S. credit card loan portfolio, which is included in assets of business held for sale on the Consolidated Balance Sheet at March 31, 2017.

Bank of America 52

Table 46	Allowance for Credit Losses (continued)

		Three Months Ended March 31
(Dollars in millions)		2017	2016
Loan and allowance ratios (6):
Loans and leases outstanding at March 31 (7)		$908,219	$892,901
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at March 31 (7)		1.25%	1.35%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at March 31 (8)		1.36	1.51
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at March 31 (9)		1.14	1.19
Average loans and leases outstanding (7)		$906,585	$885,655
Annualized net charge-offs as a percentage of average loans and leases outstanding (7, 10)		0.42%	0.48%
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (7)		0.43	0.53
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at March 31 (7, 11)		156	136
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs (10)		3.00	2.81
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs and PCI write-offs		2.90	2.56
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at March 31 (12)		$4,047	$4,138
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at March 31 (7, 12)		100%	90%
Loan and allowance ratios excluding PCI loans and the related valuation allowance: (6, 13)
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at March 31 (7)		1.22%	1.31%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at March 31 (8)		1.30	1.42
Annualized net charge-offs as a percentage of average loans and leases outstanding (7)		0.42	0.49
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at March 31 (7, 11)		150	129
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs		2.88	2.67

(6)
Loan and allowance ratios include $242 million of non-U.S. credit card allowance for loan and lease losses and $9.5 billion of ending non-U.S. credit card loans, which are included in assets of business held for sale on the Consolidated Balance Sheet at March 31, 2017.

(7)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $7.5 billion and $8.2 billion at March 31, 2017 and 2016. Average loans accounted for under the fair value option were $7.6 billion and $7.3 billion for the three months ended March 31, 2017 and 2016.

(8)	Excludes consumer loans accounted for under the fair value option of $1.0 billion and $1.9 billion at March 31, 2017 and 2016.

(9)	Excludes commercial loans accounted for under the fair value option of $6.5 billion and $6.3 billion at March 31, 2017 and 2016.

(10)
Net charge-offs exclude $33 million and $105 million of write-offs in the PCI loan portfolio for the three months ended March 31, 2017 and 2016. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 39.

(11)	For more information on our definition of nonperforming loans, see pages 41 and 46.

(12)	Primarily includes amounts allocated to U.S. credit card and unsecured consumer lending portfolios in Consumer Banking, PCI loans and the non-U.S. credit card portfolio in All Other.

(13)
For more information on the PCI loan portfolio and the valuation allowance for PCI loans, see Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.

For reporting purposes, we allocate the allowance for credit losses across products as presented in Table 47.

Table 47	Allocation of the Allowance for Credit Losses by Product Type

	March 31, 2017			December 31, 2016
(Dollars in millions)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
Allowance for loan and lease losses
Residential mortgage	$1,018	8.97%	0.53%	$1,012	8.82%	0.53%
Home equity	1,547	13.62	2.42	1,738	15.14	2.62
U.S. credit card	3,003	26.45	3.39	2,934	25.56	3.18
Non-U.S. credit card	242	2.13	2.54	243	2.12	2.64
Direct/Indirect consumer	276	2.43	0.30	244	2.13	0.26
Other consumer	50	0.44	2.00	51	0.44	2.01
Total consumer	6,136	54.04	1.36	6,222	54.21	1.36
U.S. commercial (2)	3,306	29.12	1.15	3,326	28.97	1.17
Commercial real estate	927	8.16	1.60	920	8.01	1.60
Commercial lease financing	135	1.19	0.62	138	1.20	0.62
Non-U.S. commercial	850	7.49	0.95	874	7.61	0.98
Total commercial (3)	5,218	45.96	1.14	5,258	45.79	1.16
Allowance for loan and lease losses (4)	11,354	100.00%	1.25	11,480	100.00%	1.26
Less: Allowance included in assets of business held for sale (5)	(242)			(243)
Total allowance for loan and lease losses	11,112			11,237
Reserve for unfunded lending commitments	757			762
Allowance for credit losses	$11,869			$11,999

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $694 million and $710 million and home equity loans of $338 million and $341 million at March 31, 2017 and December 31, 2016. Commercial loans accounted for under the fair value option included U.S. commercial loans of $3.5 billion and $2.9 billion and non-U.S. commercial loans of $3.0 billion and $3.1 billion at March 31, 2017 and December 31, 2016.

(2)	Includes allowance for loan and lease losses for U.S. small business commercial loans of $415 million and $416 million at March 31, 2017 and December 31, 2016.

(3)	Includes allowance for loan and lease losses for impaired commercial loans of $274 million and $273 million at March 31, 2017 and December 31, 2016.

(4)	Includes $454 million and $419 million of valuation allowance presented with the allowance for loan and lease losses related to PCI loans at March 31, 2017 and December 31, 2016.

(5)	Represents allowance for loan and lease losses related to the non-U.S. credit card loan portfolio, which is included in assets of business held for sale on the Consolidated Balance Sheet.

53 Bank of America

Market Risk Management
For more information on our market risk management process, see Market Risk Management in the MD&A of the Corporation's 2016 Annual Report on Form 10-K.
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
VaR may not be indicative of realized revenue volatility as changes in market conditions or in the composition of the portfolio can have a material impact on the results. In particular, the historical data used for the VaR calculation might indicate higher or lower levels of portfolio diversification than will be experienced. In order for the VaR model to reflect current market conditions, Global Risk Management updates the historical data underlying our VaR model on a weekly basis, or more frequently during periods of market stress, and regularly review the assumptions underlying the model. A relatively minor portion of risks related to our trading positions is not included in VaR. These risks are reviewed as part of our Internal Capital Adequacy Assessment Process (ICAAP). For more information regarding ICAAP, see Capital Management in the MD&A of the Corporation's 2016 Annual Report on Form 10-K.
Global Risk Management continually reviews, evaluates and enhances our VaR model so that it reflects the material risks in our trading portfolio. Changes to the VaR model are reviewed and approved prior to implementation and any material changes are reported to management through the appropriate management committees.
Given the noted limitations of the VaR statistic, we also consider other quantitative measures of market risk. For example, Maximum Observed Loss is the largest estimated loss using a 10-day holding period over the historical dates since 2007. This statistic is calculated on a daily basis for the Corporation and across lines of businesses. For individual risks and product types, Global Risk Management reviews estimated gains and losses for specific scenarios, such as a 25 percent decrease in equity prices or sudden exchange rate movements. Global Markets Risk Management also has an extensive stress testing program. For more information, see Trading Portfolio Stress Testing on page 57.
Trading limits on quantitative risk measures, such as those described above, are independently set by Global Markets Risk Management and reviewed on a regular basis to ensure the limits remain relevant and within our overall risk appetite for market risks. Trading limits are reviewed in the context of market liquidity, volatility and strategic business priorities. Trading limits are set at both a granular level to allow for extensive coverage of risks as well as at aggregated portfolios to account for correlations among risk factors. All trading limits are approved at least annually. Approved trading limits are stored and tracked in a centralized limits management system. Trading limit excesses are communicated to management for review. Certain quantitative market risk measures and corresponding limits have been identified as critical in the Corporation’s Risk Appetite Statement. These risk appetite limits are reported on a daily basis and are approved at least annually by the ERC and the Board.
In periods of market stress, Global Markets senior leadership communicates daily to discuss losses, key risk positions and any limit excesses. As a result of this process, the businesses may selectively reduce risk.
Table 48 presents the total market-based trading portfolio VaR which is the combination of the covered positions trading portfolio and the impact from less liquid trading exposures. Covered positions are defined by regulatory standards as trading assets and liabilities, both on- and off-balance sheet, that meet a defined set of specifications. These specifications identify the most liquid trading positions which are intended to be held for a short-term horizon and where we are able to hedge the material risk elements in a two-way market. Positions in less liquid markets, or where there are restrictions on the ability to trade the positions, typically do not qualify as covered positions. Foreign exchange and commodity positions are always considered covered positions, except for structural foreign currency positions that are excluded with prior regulatory approval. In addition, Table 48 presents our fair value option portfolio, which includes substantially all of the funded and unfunded exposures for which we elect the fair value option, and their corresponding hedges. The fair value option portfolio combined with the total market-based trading portfolio VaR represents our total market-based portfolio VaR. Additionally, market risk VaR for trading activities as presented in Table 48 differs from VaR used for regulatory capital calculations due to the holding period being used. The holding period for VaR used for

Bank of America 54

regulatory capital calculations is 10 days, while for the market risk VaR presented below it is one day. Both measures utilize the same process and methodology.
The total market-based portfolio VaR results in Table 48 include market risk to which we are exposed from all business segments,

excluding CVA and DVA. The majority of this portfolio is within the Global Markets segment. Table 48 presents period-end, average, high and low daily trading VaR for the three months ended March 31, 2017, December 31, 2016 and March 31, 2016, using a 99 percent confidence level.

Table 48	Market Risk VaR for Trading Activities

	Three Months Ended
	March 31, 2017				December 31, 2016				March 31, 2016
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)
Foreign exchange	$23	$12	$23	$5	$8	$8	$12	$5	$10	$11	$16	$7
Interest rate	28	17	28	11	11	13	16	10	18	23	30	16
Credit	26	26	29	22	25	28	33	25	31	31	35	27
Equity	24	19	30	14	19	16	28	11	15	19	27	13
Commodity	6	4	7	3	4	7	12	4	5	5	7	3
Portfolio diversification	(58)	(45)	—	—	(39)	(43)	—	—	(44)	(50)	—	—
Total covered positions trading portfolio	49	33	49	25	28	29	41	24	35	39	50	29
Impact from less liquid exposures	10	5	—	—	6	7	—	—	5	3	—	—
Total market-based trading portfolio	59	38	59	28	34	36	49	28	40	42	58	34
Fair value option loans	11	12	14	11	14	14	16	12	28	35	40	28
Fair value option hedges	6	6	7	5	6	7	8	5	15	18	22	14
Fair value option portfolio diversification	(7)	(8)	—	—	(10)	(11)	—	—	(31)	(38)	—	—
Total fair value option portfolio	10	10	11	9	10	10	12	8	12	15	20	11
Portfolio diversification	(6)	(4)	—	—	(4)	(4)	—	—	(4)	(7)	—	—
Total market-based portfolio	$63	$44	$63	$32	$40	$42	$55	$32	$48	$50	$69	$40

(1)
The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore the impact from less liquid exposures and the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, are not relevant.

The average total market-based trading portfolio VaR decreased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to reduced exposure to the interest rate and credit markets.

The graph below presents the daily total market-based trading portfolio VaR for the previous five quarters, corresponding to the data in Table 48.

55 Bank of America

Additional VaR statistics produced within our single VaR model are provided in Table 49 at the same level of detail as in Table 48. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 49 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for the three months ended March 31, 2017, December 31, 2016 and March 31, 2016.

Table 49	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	Three Months Ended
	March 31, 2017		December 31, 2016		March 31, 2016
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$12	$8	$8	$4	$11	$6
Interest rate	17	11	13	8	23	14
Credit	26	14	28	17	31	18
Equity	19	10	16	10	19	12
Commodity	4	3	7	4	5	2
Portfolio diversification	(45)	(28)	(43)	(27)	(50)	(31)
Total covered positions trading portfolio	33	18	29	16	39	21
Impact from less liquid exposures	5	3	7	3	3	2
Total market-based trading portfolio	38	21	36	19	42	23
Fair value option loans	12	7	14	8	35	19
Fair value option hedges	6	4	7	5	18	11
Fair value option portfolio diversification	(8)	(5)	(11)	(7)	(38)	(21)
Total fair value option portfolio	10	6	10	6	15	9
Portfolio diversification	(4)	(4)	(4)	(3)	(7)	(5)
Total market-based portfolio	$44	$23	$42	$22	$50	$27
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. A backtesting excess occurs when a trading loss exceeds the VaR for the corresponding day. These excesses are evaluated to understand the positions and market moves that produced the trading loss and to ensure that the VaR methodology accurately represents those losses. The frequency of trading losses in excess of VaR are expected to be in line with the confidence level of the VaR statistic being tested. For example, with a 99 percent confidence level, one trading loss in excess of VaR is expected every 100 days or between two to three trading losses in excess of VaR over the course of a year. The number of backtesting excesses observed can differ from the statistically expected number of excesses if the current level of market volatility is materially different than the level of market volatility that existed during the three years of historical data used in the VaR calculation.
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
Global Risk Management conducts daily backtesting on our trading portfolios, ranging from the total market-based portfolio to individual trading areas. Additionally, daily backtesting is conducted on the VaR results used for regulatory capital calculations as well as the VaR results for key legal entities, regions and risk factors. These results are reported to senior market risk management. Senior management regularly reviews and evaluates the results of these tests.
During the three months ended March 31, 2017, there were no days in which there was a backtesting excess for our total market-based portfolio VaR, utilizing a one-day holding period.
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

Bank of America 56

The histogram below is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended March 31, 2017 compared to the three months ended December 31, 2016. During the three months ended March 31, 2017, positive trading-related revenue was recorded for all of the trading days, of which 89 percent were daily trading gains of over $25 million. This compares to the three months ended December 31, 2016 where positive trading-related revenue was recorded for 97 percent of the trading days, of which 75 percent were daily trading gains of over $25 million and the largest loss was $24 million.

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
Stress testing for the trading portfolio is integrated with enterprise-wide stress testing and incorporated into the limits framework. The macroeconomic scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For additional information, see Managing Risk on page 21.

57 Bank of America

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
The interest rate scenarios that we analyze incorporate balance sheet assumptions such as loan and deposit growth and pricing, changes in funding mix, product repricing, maturity characteristics and investment securities premium amortization. Our overall goal is to manage interest rate risk so that movements in interest rates do not significantly adversely affect earnings and capital.
Table 50 presents the spot and 12-month forward rates used in our baseline forecasts at March 31, 2017 and December 31, 2016.

Table 50	Forward Rates

		March 31, 2017
		Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates		1.00%	1.15%	2.38%
12-month forward rates		1.50	1.64	2.54

		December 31, 2016
Spot rates		0.75%	1.00%	2.34%
12-month forward rates		1.25	1.51	2.49
Table 51 shows the pretax dollar impact to forecasted net interest income over the next 12 months from March 31, 2017 and December 31, 2016, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment.
In the three months ended March 31, 2017, the asset sensitivity of our balance sheet to rising rates was largely unchanged. We continue to be asset sensitive to a parallel move in interest rates with the majority of that benefit coming from the short end of the yield curve. Additionally, higher interest rates impact the fair value of debt securities and, accordingly, for debt securities classified as available-for-sale (AFS), may adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital is reduced over time by offsetting positive impacts to net interest income. For more information on the transition provisions of Basel 3, see Capital Management – Regulatory Capital on page 22.

Table 51			Estimated Banking Book Net Interest Income Sensitivity

	Short Rate (bps)	Long Rate (bps)
(Dollars in millions)			March 31 2017	December 31 2016
Curve Change
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$3,337	$3,370
-50 bps instantaneous shift	-50	-50	(2,237)	(2,900)
Flatteners
Short-end instantaneous change	+100	—	2,476	2,473
Long-end instantaneous change	—	-50	(903)	(961)
Steepeners
Short-end instantaneous change	-50	—	(1,317)	(1,918)
Long-end instantaneous change	—	+100	876	928
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
Changes to the composition of our derivatives portfolio during the three months ended March 31, 2017 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based on the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet

Bank of America 58

composition and trends, and the relative mix of our cash and derivative positions.
Table 52 presents derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments and shows the notional amount, fair value, weighted-

average receive-fixed and pay-fixed rates, expected maturity and average estimated durations of our open ALM derivatives at March 31, 2017 and December 31, 2016. These amounts do not include derivative hedges on our MSRs.

Table 52	Asset and Liability Management Interest Rate and Foreign Exchange Contracts

		March 31, 2017
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	Remainder of 2017	2018	2019	2020	2021	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$3,332								5.26
Notional amount		$130,974	$14,649	$25,851	$10,283	$9,515	$5,307	$65,369
Weighted-average fixed-rate		2.68%	3.54%	2.80%	2.31%	1.98%	3.18%	2.56%
Pay-fixed interest rate swaps (1)	(48)								5.39
Notional amount		$27,080	$75	$7,120	$—	$—	$—	$19,885
Weighted-average fixed-rate		2.06%	1.08%	1.56%	—%	—%	—%	2.24%
Same-currency basis swaps (2)	(38)
Notional amount		$52,238	$13,708	$11,028	$6,786	$1,180	$2,802	$16,734
Foreign exchange basis swaps (1, 3, 4)	(3,920)
Notional amount		120,117	17,992	22,972	12,148	12,211	8,663	46,131
Option products (5)	(3)
Notional amount (6)		(2,500)	(2,514)	—	—	—	—	14
Foreign exchange contracts (1, 4, 7)	1,278
Notional amount (6)		10,638	(758)	(1,932)	2,011	(8)	2,232	9,093
Futures and forward rate contracts	1
Notional amount (6)		32,013	32,013	—	—	—	—	—
Net ALM contracts	$602

		December 31, 2016
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2017	2018	2019	2020	2021	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$4,055								4.81
Notional amount		$118,603	$21,453	$25,788	$10,283	$7,515	$5,307	$48,257
Weighted-average fixed-rate		2.83%	3.64%	2.81%	2.31%	2.07%	3.18%	2.67%
Pay-fixed interest rate swaps (1)	159								2.77
Notional amount		$22,400	$1,527	$9,168	$2,072	$7,975	$213	$1,445
Weighted-average fixed-rate		1.37%	1.84%	1.47%	0.97%	1.08%	1.00%	2.45%
Same-currency basis swaps (2)	(26)
Notional amount		$59,274	$20,775	$11,027	$6,784	$1,180	$2,799	$16,709
Foreign exchange basis swaps (1, 3, 4)	(4,233)
Notional amount		125,522	26,509	22,724	12,178	12,150	8,365	43,596
Option products (5)	5
Notional amount (6)		1,687	1,673	—	—	—	—	14
Foreign exchange contracts (1, 4, 7)	3,180
Notional amount (6)		(20,285)	(30,199)	197	1,961	(8)	881	6,883
Futures and forward rate contracts	19
Notional amount (6)		37,896	37,896	—	—	—	—	—
Net ALM contracts	$3,159

(1)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities, which are hedged using derivatives designated as fair value hedging instruments, that substantially offset the fair values of these derivatives.

(2)
At March 31, 2017 and December 31, 2016, the notional amount of same-currency basis swaps included $52.2 billion and $59.3 billion in both foreign currency and U.S. Dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(3)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(4)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(5)
The notional amount of option products of $(2.5) billion at March 31, 2017 was comprised of $(2.5) billion in foreign exchange options and $14 million in purchased caps/floors. Option products of $1.7 billion at December 31, 2016 were comprised of $1.7 billion in foreign exchange options and $14 million in purchased caps/floors.

(6)	Reflects the net of long and short positions. Amounts shown as negative reflect a net short position.

(7)
The notional amount of foreign exchange contracts of $10.6 billion at March 31, 2017 was comprised of $23.6 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(10.0) billion in net foreign currency forward rate contracts, $(4.1) billion in foreign currency-denominated pay-fixed swaps and $1.1 billion in net foreign currency futures contracts. Foreign exchange contracts of $(20.3) billion at December 31, 2016 were comprised of $21.5 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(38.5) billion in net foreign currency forward rate contracts, $(4.6) billion in foreign currency-denominated pay-fixed swaps and $1.3 billion in foreign currency futures contracts.

59 Bank of America

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated cash flow hedge derivative instruments recorded in accumulated OCI were $1.4 billion, on a pretax basis, at both March 31, 2017 and December 31, 2016. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at March 31, 2017, the pretax net losses are expected to be reclassified into earnings as follows: $301 million, or 22 percent within the next year, 51 percent in years two through five, and 16 percent in years six through ten, with the remaining 11 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 2 – Derivatives to the Consolidated Financial Statements.
We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. Dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps and foreign exchange options. We recorded net after-tax losses on derivatives in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at March 31, 2017.
Mortgage Banking Risk Management
We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be held-for-investment or held-for-sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.

Interest rate risk and market risk can be substantial in the mortgage business. Changes in interest rates and other market factors impact the volume of mortgage originations. Changes in interest rates also impact the value of IRLCs and the related residential first mortgage LHFS between the date of the IRLC and the date the loans are sold to the secondary market. An increase in mortgage interest rates typically leads to a decrease in the value of these instruments. Conversely, the value of the MSRs will increase driven by lower prepayment expectations when there is an increase in interest rates. Because the interest rate risks of these two hedged items offset, we combine them into one overall hedged item with one combined economic hedge portfolio consisting of derivative contracts and securities.
For the three months ended March 31, 2017, we recorded gains in mortgage banking income of $25 million related to the change in fair value of the MSRs, IRLCs and LHFS, net of gains and losses on the hedge portfolio, compared to gains of $131 million for the same period in 2016. For more information on MSRs, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements and for more information on mortgage banking income, see Consumer Banking on page 10.
Complex Accounting Estimates
Our significant accounting principles are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments. For additional information, see Complex Accounting Estimates in the MD&A of the Corporation's 2016 Annual Report on Form 10-K and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.

Bank of America 60

Non-GAAP Reconciliations

Tables 53 and 54 provide reconciliations of certain non-GAAP financial measures to GAAP financial measures.

Table 53	Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures

	Three Months Ended March 31
	2017			2016
(Dollars in millions)	As Reported	Fully taxable-equivalent adjustment	Fully taxable-equivalent basis	As Reported	Fully taxable-equivalent adjustment	Fully taxable-equivalent basis
Net interest income	$11,058	$197	$11,255	$10,485	$215	$10,700
Total revenue, net of interest expense	22,248	197	22,445	20,790	215	21,005
Income tax expense	1,709	197	1,906	1,505	215	1,720

Table 54	Period-end and Average Supplemental Financial Data and Reconciliations to GAAP Financial Measures

			Average
	Period-end		Three Months Ended March 31
(Dollars in millions)	March 31 2017	December 31 2016	2017	2016
Common shareholders' equity	$242,933	$241,620	$242,883	$237,229
Goodwill	(69,744)	(69,744)	(69,744)	(69,761)
Intangible assets (excluding MSRs)	(2,827)	(2,989)	(2,923)	(3,687)
Related deferred tax liabilities	1,513	1,545	1,539	1,707
Tangible common shareholders' equity	$171,875	$170,432	$171,755	$165,488

Shareholders' equity	$268,153	$266,840	$268,103	$260,423
Goodwill	(69,744)	(69,744)	(69,744)	(69,761)
Intangible assets (excluding MSRs)	(2,827)	(2,989)	(2,923)	(3,687)
Related deferred tax liabilities	1,513	1,545	1,539	1,707
Tangible shareholders' equity	$197,095	$195,652	$196,975	$188,682

Total assets	$2,247,701	$2,187,702
Goodwill	(69,744)	(69,744)
Intangible assets (excluding MSRs)	(2,827)	(2,989)
Related deferred tax liabilities	1,513	1,545
Tangible assets	$2,176,643	$2,116,514

Bank of America 61

Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Market Risk Management on page 54 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Bank of America 62

Part I. Financial Information
Item 1. Financial Statements
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income
	Three Months Ended March 31
(Dollars in millions, except per share information)	2017	2016
Interest income
Loans and leases	$8,754	$8,260
Debt securities	2,541	2,517
Federal funds sold and securities borrowed or purchased under agreements to resell	439	276
Trading account assets	1,076	1,179
Other interest income	900	776
Total interest income	13,710	13,008

Interest expense
Deposits	282	225
Short-term borrowings	647	613
Trading account liabilities	264	292
Long-term debt	1,459	1,393
Total interest expense	2,652	2,523
Net interest income	11,058	10,485

Noninterest income
Card income	1,449	1,430
Service charges	1,918	1,837
Investment and brokerage services	3,262	3,182
Investment banking income	1,584	1,153
Trading account profits	2,331	1,662
Mortgage banking income	122	433
Gains on sales of debt securities	52	190
Other income	472	418
Total noninterest income	11,190	10,305
Total revenue, net of interest expense	22,248	20,790

Provision for credit losses	835	997

Noninterest expense
Personnel	9,158	8,852
Occupancy	1,000	1,028
Equipment	438	463
Marketing	332	419
Professional fees	456	425
Amortization of intangibles	162	187
Data processing	794	838
Telecommunications	191	173
Other general operating	2,317	2,431
Total noninterest expense	14,848	14,816
Income before income taxes	6,565	4,977
Income tax expense	1,709	1,505
Net income	$4,856	$3,472
Preferred stock dividends	502	457
Net income applicable to common shareholders	$4,354	$3,015

Per common share information
Earnings	$0.43	$0.29
Diluted earnings	0.41	0.28
Dividends paid	0.075	0.05
Average common shares issued and outstanding (in thousands)	10,099,557	10,370,094
Average diluted common shares issued and outstanding (in thousands)	10,914,815	11,100,067
See accompanying Notes to Consolidated Financial Statements.

63 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Comprehensive Income

	Three Months Ended March 31
(Dollars in millions)	2017	2016
Net income	$4,856	$3,472
Other comprehensive income (loss), net-of-tax:
Net change in debt and marketable equity securities	(99)	2,356
Net change in debit valuation adjustments	9	127
Net change in derivatives	38	24
Employee benefit plan adjustments	27	10
Net change in foreign currency translation adjustments	(3)	12
Other comprehensive income (loss)	(28)	2,529
Comprehensive income	$4,828	$6,001
See accompanying Notes to Consolidated Financial Statements.

Bank of America 64

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

(Dollars in millions)	March 31 2017	December 31 2016
Assets
Cash and due from banks	$28,955	$30,719
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	139,070	117,019
Cash and cash equivalents	168,025	147,738
Time deposits placed and other short-term investments	11,967	9,861
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $58,545 and $49,750 measured at fair value)	210,733	198,224
Trading account assets (includes $119,058 and $106,057 pledged as collateral)	209,044	180,209
Derivative assets	40,078	42,512
Debt securities:
Carried at fair value (includes $27,870 and $29,804 pledged as collateral)	312,012	313,660
Held-to-maturity, at cost (fair value – $114,003 and $115,285; $8,244 and $8,233 pledged as collateral)	116,033	117,071
Total debt securities	428,045	430,731
Loans and leases (includes $7,528 and $7,085 measured at fair value and $47,410 and $31,805 pledged as collateral)	906,242	906,683
Allowance for loan and lease losses	(11,112)	(11,237)
Loans and leases, net of allowance	895,130	895,446
Premises and equipment, net	9,319	9,139
Mortgage servicing rights	2,610	2,747
Goodwill	68,969	68,969
Intangible assets	2,766	2,922
Loans held-for-sale (includes $3,745 and $4,026 measured at fair value)	14,751	9,066
Customer and other receivables (includes $250 measured at fair value at March 31, 2017)	59,534	58,759
Assets of business held for sale (includes $691 and $619 measured at fair value)	11,025	10,670
Other assets (includes $14,639 and $13,802 measured at fair value)	115,705	120,709
Total assets	$2,247,701	$2,187,702

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$5,180	$5,773
Loans and leases	53,187	56,001
Allowance for loan and lease losses	(1,004)	(1,032)
Loans and leases, net of allowance	52,183	54,969
Loans held-for-sale	128	188
All other assets	2,161	1,596
Total assets of consolidated variable interest entities	$59,652	$62,526

See accompanying Notes to Consolidated Financial Statements.

65 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet (continued)

(Dollars in millions)	March 31 2017	December 31 2016
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$436,972	$438,125
Interest-bearing (includes $598 and $731 measured at fair value)	762,161	750,891
Deposits in non-U.S. offices:
Noninterest-bearing	13,223	12,039
Interest-bearing	59,785	59,879
Total deposits	1,272,141	1,260,934
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $36,663 and $35,766 measured at fair value)	186,098	170,291
Trading account liabilities	77,283	63,031
Derivative liabilities	36,428	39,480
Short-term borrowings (includes $1,041 and $2,024 measured at fair value)	44,162	23,944
Accrued expenses and other liabilities (includes $16,245 and $14,630 measured at fair value and $757 and $762 of reserve for unfunded lending commitments)	142,051	146,359
Long-term debt (includes $29,617 and $30,037 measured at fair value)	221,385	216,823
Total liabilities	1,979,548	1,920,862
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities, Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 10 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,887,329 and 3,887,329 shares	25,220	25,220
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 9,974,189,863 and 10,052,625,604 shares	144,782	147,038
Retained earnings	105,467	101,870
Accumulated other comprehensive income (loss)	(7,316)	(7,288)
Total shareholders’ equity	268,153	266,840
Total liabilities and shareholders’ equity	$2,247,701	$2,187,702

Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings	$185	$348
Long-term debt (includes $11,730 and $10,417 of non-recourse debt)	11,944	10,646
All other liabilities (includes $34 and $38 of non-recourse liabilities)	37	41
Total liabilities of consolidated variable interest entities	$12,166	$11,035
See accompanying Notes to Consolidated Financial Statements.

Bank of America 66

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2015	$22,273	10,380,265	$151,042	$88,219	$(5,358)	$256,176
Net income				3,472		3,472
Net change in debt and marketable equity securities					2,356	2,356
Net change in debit valuation adjustments					127	127
Net change in derivatives					24	24
Employee benefit plan adjustments					10	10
Net change in foreign currency translation adjustments					12	12
Dividends declared:
Common				(517)		(517)
Preferred				(457)		(457)
Issuance of preferred stock	2,069					2,069
Common stock issued under employee plans, net, and related tax effects		4,936	732			732
Common stock repurchased		(72,541)	(1,000)			(1,000)
Balance, March 31, 2016	$24,342	10,312,660	$150,774	$90,717	$(2,829)	$263,004

Balance, December 31, 2016	$25,220	10,052,626	$147,038	$101,870	$(7,288)	$266,840
Net income				4,856		4,856
Net change in debt and marketable equity securities					(99)	(99)
Net change in debit valuation adjustments					9	9
Net change in derivatives					38	38
Employee benefit plan adjustments					27	27
Net change in foreign currency translation adjustments					(3)	(3)
Dividends declared:
Common				(757)		(757)
Preferred				(502)		(502)
Common stock issued under employee plans, net		35,949	472			472
Common stock repurchased		(114,385)	(2,728)			(2,728)
Balance, March 31, 2017	$25,220	9,974,190	$144,782	$105,467	$(7,316)	$268,153
See accompanying Notes to Consolidated Financial Statements.

67 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Three Months Ended March 31
(Dollars in millions)	2017	2016
Operating activities
Net income	$4,856	$3,472
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	835	997
Gains on sales of debt securities	(52)	(190)
Realized debit valuation adjustments on structured liabilities	6	7
Depreciation and premises improvements amortization	372	379
Amortization of intangibles	162	187
Net amortization of premium/discount on debt securities	544	528
Deferred income taxes	1,109	1,704
Stock-based compensation	1,060	831
Loans held-for-sale:
Originations and purchases	(13,309)	(5,728)
Proceeds from sales and paydowns of loans originally classified as held-for-sale	7,528	6,675
Net change in:
Trading and derivative instruments	(16,463)	8,135
Other assets	3,577	2,361
Accrued expenses and other liabilities	(4,518)	(8,556)
Other operating activities, net	1,447	95
Net cash (used in) provided by operating activities	(12,846)	10,897
Investing activities
Net change in:
Time deposits placed and other short-term investments	(2,106)	1,853
Federal funds sold and securities borrowed or purchased under agreements to resell	(12,509)	(28,647)
Debt securities carried at fair value:
Proceeds from sales	22,087	17,384
Proceeds from paydowns and maturities	24,015	25,510
Purchases	(44,198)	(30,988)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	3,874	2,768
Purchases	(3,033)	(4,334)
Loans and leases:
Proceeds from sales	2,557	8,021
Purchases	(1,648)	(4,224)
Other changes in loans and leases, net	(1,811)	(9,309)
Other investing activities, net	(1,247)	592
Net cash used in investing activities	(14,019)	(21,374)
Financing activities
Net change in:
Deposits	11,207	20,002
Federal funds purchased and securities loaned or sold under agreements to repurchase	15,807	14,669
Short-term borrowings	20,131	2,783
Long-term debt:
Proceeds from issuance	17,378	6,260
Retirement of long-term debt	(13,617)	(14,404)
Preferred stock: Proceeds from issuance	—	2,069
Common stock repurchased	(2,728)	(1,000)
Cash dividends paid	(1,255)	(974)
Other financing activities, net	(584)	(77)
Net cash provided by financing activities	46,339	29,328
Effect of exchange rate changes on cash and cash equivalents	813	1,406
Net increase in cash and cash equivalents	20,287	20,257
Cash and cash equivalents at January 1	147,738	159,353
Cash and cash equivalents at March 31	$168,025	$179,610
See accompanying Notes to Consolidated Financial Statements.

Bank of America 68

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
Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements include the accounts of the Corporation and its majority-owned subsidiaries and those variable interest entities (VIEs) where the Corporation is the primary beneficiary. Intercompany accounts and transactions have been eliminated. Results of operations of acquired companies are included from the dates of acquisition and for VIEs, from the dates that the Corporation became the primary beneficiary. Assets held in an agency or fiduciary capacity are not included in the Consolidated Financial Statements. The Corporation accounts for investments in companies for which it owns a voting interest and for which it has the ability to exercise significant influence over operating and financing decisions using the equity method of accounting. These investments are included in other assets. Equity method investments are subject to impairment testing, and the Corporation’s proportionate share of income or loss is included in other income.
The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect reported amounts and disclosures. Realized results could differ from those estimates and assumptions.
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.
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
On December 20, 2016, the Corporation entered into an agreement to sell its non-U.S. consumer credit card business to a third party. Subject to regulatory approval, this transaction is expected to close by mid-2017. After closing, the Corporation will retain substantially all payment protection insurance (PPI) exposure above existing reserves. The Corporation has considered this exposure in its estimate of a small after-tax gain on the sale. This transaction will reduce risk-weighted assets and goodwill upon closing, benefiting regulatory capital. The assets of this business, which are presented in the assets of business held for sale line on the Consolidated Balance Sheet, included consumer credit card receivables of $9.5 billion and $9.2 billion, an allowance for loan losses of $242 million and $243 million, goodwill of $775 million for both periods, available-for-sale (AFS) debt securities of $691 million and $619 million and all other assets of $296 million and $305 million at March 31, 2017 and December 31, 2016, respectively. Liabilities are primarily comprised of intercompany borrowings. This business is included in All Other for reporting purposes.
New Accounting Pronouncements
Accounting for Financial Instruments -- Credit Losses
The Financial Accounting Standards Board (FASB) issued new accounting guidance effective on January 1, 2020, with early adoption permitted on January 1, 2019, that will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. The Corporation is in the process of identifying and implementing required changes to loan loss estimation models and processes and evaluating the impact of this new accounting guidance, which at the date of adoption is expected to increase the allowance for credit losses with a resulting negative adjustment to retained earnings.
Revenue Recognition
The FASB issued new accounting guidance effective on January 1, 2018 for recognizing revenue from contracts with customers. While the new guidance does not apply to revenue associated with loans or securities, the Corporation has been working to identify the customer contracts within the scope of the new guidance and assess the related revenues to determine if any accounting or internal control changes will be required for the new provisions. While the assessment is not complete, the timing of the Corporation’s revenue recognition is not expected to materially change. The classification of certain contract costs continues to be evaluated, and the final interpretation may impact the presentation of certain contract costs. Overall, the Corporation does not expect the new guidance to have a material impact on its consolidated financial position or results of operations. The next phase of the Corporation’s implementation work will be to evaluate any changes that may be required to the Corporation’s applicable disclosures.
Lease Accounting
The FASB issued new accounting guidance effective on January 1, 2019 that requires substantially all leases to be recorded as assets and liabilities on the balance sheet. This new accounting guidance uses a modified retrospective transition that will be applied to all prior periods presented. The Corporation is in the process of reviewing its existing lease portfolios, as well as other service contracts for embedded leases, to evaluate the impact of the new accounting guidance on the financial statements, as well as the impact to regulatory capital and risk-weighted assets. The effect of the adoption will depend on its lease portfolio at the time of transition; however, the Corporation does not expect the new accounting guidance to have a material impact on its consolidated financial position or results of operations. Upon completion of the inventory review and consideration of system requirements, the Corporation will evaluate the impacts of adopting the new accounting guidance on its disclosures.

69 Bank of America

Recognition and Measurement of Financial Assets and Financial Liabilities
The FASB issued new accounting guidance effective on January 1, 2018, with early adoption permitted for the provisions related to debit valuation adjustment (DVA), on recognition and measurement of financial instruments, including certain equity investments and financial liabilities recorded at fair value under the fair value option. In 2015, the Corporation early adopted, retrospective to January 1, 2015, the provisions of this new accounting guidance related to DVA on financial liabilities accounted for under the fair value option. The Corporation does not expect the remaining provisions of this new accounting guidance to have a material impact on its consolidated financial position or results of operations.
NOTE 2 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading, or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at March 31, 2017 and December 31, 2016. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral received or paid.

		March 31, 2017
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$17,448.7	$326.3	$5.1	$331.4	$327.9	$2.1	$330.0
Futures and forwards	6,720.2	2.1	—	2.1	2.1	—	2.1
Written options	1,147.0	—	—	—	46.8	—	46.8
Purchased options	1,252.2	48.0	—	48.0	—	—	—
Foreign exchange contracts
Swaps	1,866.1	39.5	2.3	41.8	42.8	4.3	47.1
Spot, futures and forwards	4,441.1	47.8	1.1	48.9	48.4	0.8	49.2
Written options	346.8	—	—	—	5.9	—	5.9
Purchased options	323.4	5.4	—	5.4	—	—	—
Equity contracts
Swaps	209.9	4.0	—	4.0	4.1	—	4.1
Futures and forwards	91.1	1.8	—	1.8	1.1	—	1.1
Written options	511.2	—	—	—	23.4	—	23.4
Purchased options	449.1	25.1	—	25.1	—	—	—
Commodity contracts
Swaps	44.9	2.0	—	2.0	4.3	—	4.3
Futures and forwards	49.4	3.4	—	3.4	0.4	—	0.4
Written options	29.2	—	—	—	1.6	—	1.6
Purchased options	30.2	1.6	—	1.6	—	—	—
Credit derivatives
Purchased credit derivatives:
Credit default swaps	599.9	6.1	—	6.1	10.6	—	10.6
Total return swaps/other	34.3	0.2	—	0.2	1.5	—	1.5
Written credit derivatives:
Credit default swaps	595.8	10.7	—	10.7	5.5	—	5.5
Total return swaps/other	41.5	1.0	—	1.0	0.2	—	0.2
Gross derivative assets/liabilities		$525.0	$8.5	$533.5	$526.6	$7.2	$533.8
Less: Legally enforceable master netting agreements				(457.9)			(457.9)
Less: Cash collateral received/paid				(35.5)			(39.5)
Total derivative assets/liabilities (2)				$40.1			$36.4

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

(2)
Derivative assets and liabilities reflect a central clearing counterparty's amendments to legally re-characterize daily cash variation margin from collateral, which secures an outstanding exposure, to settlement, which discharges an outstanding exposure, effective early in 2017.

Bank of America 70

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
The Offsetting of Derivatives table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at March 31, 2017 and December 31, 2016 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Exchange-traded derivatives include listed options transacted on an exchange. Over-the-counter (OTC) derivatives include bilateral transactions between the Corporation and a particular counterparty. OTC-cleared derivatives include bilateral transactions between the Corporation and a counterparty where the transaction is cleared through a clearinghouse. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements which includes reducing the balance for counterparty netting and cash collateral received or paid.
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

71 Bank of America

Offsetting of Derivatives

	March 31, 2017		December 31, 2016
(Dollars in billions)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate contracts
Over-the-counter	$251.3	$241.8	$267.3	$258.2
Over-the-counter cleared	128.5	135.0	177.2	182.8
Foreign exchange contracts
Over-the-counter	92.6	98.2	124.3	126.7
Over-the-counter cleared	0.9	0.9	0.3	0.3
Equity contracts
Over-the-counter	17.2	14.8	15.6	13.7
Exchange-traded	12.6	11.7	11.4	10.8
Commodity contracts
Over-the-counter	3.0	4.1	3.7	4.9
Exchange-traded	0.9	0.8	1.1	1.0
Credit derivatives
Over-the-counter	12.9	12.6	15.3	14.7
Over-the-counter cleared	4.5	4.6	4.3	4.3
Total gross derivative assets/liabilities, before netting
Over-the-counter	377.0	371.5	426.2	418.2
Exchange-traded	13.5	12.5	12.5	11.8
Over-the-counter cleared	133.9	140.5	181.8	187.4
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(350.8)	(347.9)	(398.2)	(392.6)
Exchange-traded	(9.1)	(9.1)	(8.9)	(8.9)
Over-the-counter cleared	(133.5)	(140.4)	(181.5)	(187.3)
Derivative assets/liabilities, after netting	31.0	27.1	31.9	28.6
Other gross derivative assets/liabilities (1)	9.1	9.3	10.6	10.9
Total derivative assets/liabilities (2)	40.1	36.4	42.5	39.5
Less: Financial instruments collateral (3)	(12.5)	(8.4)	(13.5)	(10.5)
Total net derivative assets/liabilities	$27.6	$28.0	$29.0	$29.0

(1)	Consists of derivatives entered into under master netting agreements where the enforceability of these agreements is uncertain.

(2)
Derivative assets and liabilities reflect a central clearing counterparty's amendments to legally re-characterize daily cash variation margin from collateral, which secures an outstanding exposure, to settlement of the exposure, which discharges an outstanding exposure, effective early in 2017.

(3)	These amounts are limited to the derivative asset/liability balance and, accordingly, do not include excess collateral received/pledged.
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
Market risk, including interest rate risk, can be substantial in the mortgage business. Market risk in the mortgage business is the risk that values of mortgage assets or revenues will be adversely affected by changes in market conditions such as interest rate movements. To mitigate the interest rate risk in mortgage banking production income, the Corporation utilizes forward loan sale commitments and other derivative instruments, including purchased options, and certain debt securities. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and eurodollar futures to hedge certain market risks of mortgage servicing rights (MSRs). For more information on MSRs, see Note 14 – Fair Value Measurements.
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

Bank of America 72

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
Fair Value Hedges
The table below summarizes information related to fair value hedges for the three months ended March 31, 2017 and 2016, including hedges of interest rate risk on long-term debt that were acquired as part of a business combination and redesignated at that time. At redesignation, the fair value of the derivatives was positive. As the derivatives mature, the fair value will approach zero. As a result, ineffectiveness will occur and the fair value changes in the derivatives and the long-term debt being hedged may be directionally the same in certain scenarios. Based on a regression analysis, the derivatives continue to be highly effective at offsetting changes in the fair value of the long-term debt attributable to interest rate risk.

Derivatives Designated as Fair Value Hedges

Gains (Losses)	Three Months Ended March 31, 2017
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness
Interest rate risk on long-term debt (1)	$(750)	$566	$(184)
Interest rate and foreign currency risk on long-term debt (1)	123	(133)	(10)
Interest rate risk on available-for-sale securities (2)	17	(37)	(20)
Price risk on commodity inventory (3)	6	(6)	—
Total	$(604)	$390	$(214)

	Three Months Ended March 31, 2016
Interest rate risk on long-term debt (1)	$2,661	$(2,854)	$(193)
Interest rate and foreign currency risk on long-term debt (1)	839	(846)	(7)
Interest rate risk on available-for-sale securities (2)	(151)	132	(19)
Price risk on commodity inventory (3)	2	(2)	—
Total	$3,351	$(3,570)	$(219)

(1)	Amounts are recorded in interest expense on long-term debt and in other income.

(2)	Amounts are recorded in interest income on debt securities.

(3)	Amounts relating to commodity inventory are recorded in trading account profits.
Cash Flow and Net Investment Hedges
The table below summarizes certain information related to cash flow hedges and net investment hedges for the three months ended March 31, 2017 and 2016. Of the $857 million after-tax net loss ($1.4 billion on a pretax basis) on derivatives in accumulated other comprehensive income (OCI) at March 31, 2017, $188 million after-tax ($301 million on a pretax basis) is expected to be reclassified into earnings in the next 12 months.

These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. Amounts related to price risk on restricted stock awards reclassified from accumulated OCI are recorded in personnel expense. For terminated cash flow hedges, the time period over which substantially all of the forecasted transactions are hedged is approximately seven years, with a maximum length of time for certain forecasted transactions of 19 years.

73 Bank of America

Derivatives Designated as Cash Flow and Net Investment Hedges

	Three Months Ended March 31, 2017
(Dollars in millions, amounts pretax)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Hedge Ineffectiveness and Amounts Excluded from Effectiveness Testing (1)
Cash flow hedges
Interest rate risk on variable-rate portfolios	$(37)	$(112)	$3
Price risk on restricted stock awards (2)	28	42	—
Total	$(9)	$(70)	$3
Net investment hedges
Foreign exchange risk	$(389)	$(130)	$(15)

	Three Months Ended March 31, 2016
Cash flow hedges
Interest rate risk on variable-rate portfolios	$39	$(164)	$6
Price risk on restricted stock awards (2)	(198)	(34)	—
Total	$(159)	$(198)	$6
Net investment hedges
Foreign exchange risk	$(633)	$1	$(143)

(1)	Amounts related to cash flow hedges represent hedge ineffectiveness and amounts related to net investment hedges represent amounts excluded from effectiveness testing.

(2)	Gains (losses) recognized in accumulated OCI are primarily related to the change in the Corporation’s stock price for the period.
Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures. These derivatives are not qualifying accounting hedges because either they did not qualify for or were not designated as accounting hedges. The table below presents gains (losses) on these derivatives for the three months ended March 31, 2017 and 2016. These gains (losses) are largely offset by the income or expense that is recorded on the hedged item.

Other Risk Management Derivatives

Gains (Losses)
	Three Months Ended March 31
(Dollars in millions)	2017	2016
Interest rate risk on mortgage banking income (1)	$(24)	$546
Credit risk on loans (2)	(2)	(65)
Interest rate and foreign currency risk on ALM activities (3)	(290)	(884)
Price risk on restricted stock awards (4)	104	(741)
Other	1	26

(1)
Net gains (losses) on these derivatives are recorded in mortgage banking income as they are used to mitigate the interest rate risk related to MSRs, interest rate lock commitments (IRLCs) and mortgage loans held-for-sale, all of which are measured at fair value with changes in fair value recorded in mortgage banking income. The net gains on IRLCs related to the origination of mortgage loans that are held-for-sale, which are not included in the table but are considered derivative instruments, were $56 million and $151 million for the three months ended March 31, 2017 and 2016.

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
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. Through March 31, 2017 and December 31, 2016, the Corporation transferred $6.5 billion and $6.6 billion of primarily non-U.S. government-guaranteed mortgage-backed securities (MBS) to a third-party trust and received gross cash proceeds of $6.5 billion and $6.6 billion at the transfer dates. At March 31, 2017 and December 31, 2016, the fair value of these securities was $6.2 billion and $6.3 billion. Derivative assets of $42 million and $43 million and liabilities of $12 million and $10 million were recorded at March 31, 2017 and December 31, 2016, and are included in credit derivatives in the derivative instruments table on page 70.
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

Bank of America 74

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
The following table, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three months ended March 31, 2017 and 2016. The difference between total trading account profits in the following table and in the Consolidated Statement of Income represents trading activities in business segments other than Global Markets. This table includes debit valuation and funding valuation adjustment (DVA/FVA) gains (losses). Global Markets results in Note 17 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The following table is not presented on an FTE basis.

Sales and Trading Revenue

	Three Months Ended March 31, 2017
(Dollars in millions)	Trading Account Profits	Net Interest Income	Other (1)	Total
Interest rate risk	$348	$307	$118	$773
Foreign exchange risk	368	(3)	(41)	324
Equity risk	671	(75)	487	1,083
Credit risk	686	647	197	1,530
Other risk	104	5	33	142
Total sales and trading revenue	$2,177	$881	$794	$3,852

	Three Months Ended March 31, 2016
Interest rate risk	$495	$425	$52	$972
Foreign exchange risk	340	(1)	(36)	303
Equity risk	431	2	597	1,030
Credit risk	208	626	138	972
Other risk	121	(16)	15	120
Total sales and trading revenue	$1,595	$1,036	$766	$3,397

(1)
Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $524 million and $559 million for the three months ended March 31, 2017 and 2016.

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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at March 31, 2017 and December 31, 2016 are summarized in the following table. These instruments are classified as investment and non-investment grade based on the credit quality of the underlying referenced obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments. The Corporation discloses internal categorizations of investment grade and non-investment grade consistent with how risk is managed for these instruments.

75 Bank of America

Credit Derivative Instruments

	March 31, 2017
	Carrying Value
(Dollars in millions)	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Credit default swaps:
Investment grade	$5	$36	$277	$683	$1,001
Non-investment grade	237	655	574	3,004	4,470
Total	242	691	851	3,687	5,471
Total return swaps/other:
Investment grade	24	—	—	—	24
Non-investment grade	141	—	—	—	141
Total	165	—	—	—	165
Total credit derivatives	$407	$691	$851	$3,687	$5,636
Credit-related notes:
Investment grade	$—	$3	$546	$1,000	$1,549
Non-investment grade	19	14	30	1,382	1,445
Total credit-related notes	$19	$17	$576	$2,382	$2,994
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$111,737	$136,977	$110,112	$34,600	$393,426
Non-investment grade	80,990	62,329	37,069	22,009	202,397
Total	192,727	199,306	147,181	56,609	595,823
Total return swaps/other:
Investment grade	27,669	—	—	—	27,669
Non-investment grade	8,070	4,951	500	286	13,807
Total	35,739	4,951	500	286	41,476
Total credit derivatives	$228,466	$204,257	$147,681	$56,895	$637,299

	December 31, 2016
	Carrying Value
Credit default swaps:
Investment grade	$10	$64	$535	$783	$1,392
Non-investment grade	771	1,053	908	3,339	6,071
Total	781	1,117	1,443	4,122	7,463
Total return swaps/other:
Investment grade	16	—	—	—	16
Non-investment grade	127	10	2	1	140
Total	143	10	2	1	156
Total credit derivatives	$924	$1,127	$1,445	$4,123	$7,619
Credit-related notes:
Investment grade	$—	$12	$542	$1,423	$1,977
Non-investment grade	70	22	60	1,318	1,470
Total credit-related notes	$70	$34	$602	$2,741	$3,447
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$121,083	$143,200	$116,540	$21,905	$402,728
Non-investment grade	84,755	67,160	41,001	18,711	211,627
Total	205,838	210,360	157,541	40,616	614,355
Total return swaps/other:
Investment grade	12,792	—	—	—	12,792
Non-investment grade	6,638	5,127	589	208	12,562
Total	19,430	5,127	589	208	25,354
Total credit derivatives	$225,268	$215,487	$158,130	$40,824	$639,709
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
The Corporation manages its market risk exposure to credit derivatives by entering into a variety of offsetting derivative contracts and security positions. For example, in certain instances, the Corporation may purchase credit protection with identical underlying referenced names to offset its exposure. The carrying value and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical

Bank of America 76

underlying referenced names and terms were $2.6 billion and $486.6 billion at March 31, 2017, and $4.7 billion and $490.7 billion at December 31, 2016.
Credit-related notes in the table on page 76 include investments in securities issued by collateralized debt obligation (CDO), collateralized loan obligation (CLO) and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation’s maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned.
Credit-related Contingent Features and Collateral
The Corporation executes the majority of its derivative contracts in the OTC market with large, international financial institutions, including broker-dealers and, to a lesser degree, with a variety of non-financial companies. A significant majority of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit rating downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 71, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting the closeout and netting of transactions with the same counterparty upon the occurrence of certain events.
A majority of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At March 31, 2017 and December 31, 2016, the Corporation held cash and securities collateral of $77.1 billion and $85.5 billion, and posted cash and securities collateral of $64.0 billion and $71.1 billion in the normal course of business under derivative agreements. This excludes cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At March 31, 2017, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was approximately $2.4 billion, including $1.2 billion for Bank of America, N.A. (BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At March 31, 2017, the liability recorded for these derivative contracts was $41 million.
The table below presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at March 31, 2017 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Additional Collateral Required to be Posted Upon Downgrade

	March 31, 2017
(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$520	$819
Bank of America, N.A. and subsidiaries (1)	370	422

(1)	Included in Bank of America Corporation collateral requirements in this table.
The table below presents the derivative liabilities that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been contractually required at March 31, 2017 if the long-term senior debt ratings for the Corporation or certain subsidiaries had been lower by one incremental notch and by an additional second incremental notch.

Derivative Liabilities Subject to Unilateral Termination Upon Downgrade

	March 31, 2017
(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liabilities	$611	$1,439
Collateral posted	441	1,053
Valuation Adjustments on Derivatives
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives, which are recorded in trading account profits, on a gross and net of hedge basis for the three months ended March 31, 2017 and 2016. For more information on the valuation adjustments on derivatives, see Note 2 – Derivatives to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.

Valuation Adjustments on Derivatives

Gains (Losses)	Three Months Ended March 31
	2017		2016
(Dollars in millions)	Gross	Net	Gross	Net
Derivative assets (CVA) (1)	$161	$26	$(209)	$52
Derivative assets/liabilities (FVA) (1)	49	56	(56)	(56)
Derivative liabilities (DVA) (1)	(150)	(93)	306	184

(1)
At March 31, 2017 and December 31, 2016, cumulative CVA reduced the derivative assets balance by $846 million and $1.0 billion, cumulative FVA reduced the net derivatives balance by $247 million and $296 million, and cumulative DVA reduced the derivative liabilities balance by $624 million and $774 million, respectively.

77 Bank of America

NOTE 3 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value, held-to-maturity (HTM) debt securities and AFS marketable equity securities at March 31, 2017 and December 31, 2016.

Debt Securities and Available-for-Sale Marketable Equity Securities

	March 31, 2017
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$190,684	$553	$(2,194)	$189,043
Agency-collateralized mortgage obligations	7,848	78	(49)	7,877
Commercial	12,809	27	(264)	12,572
Non-agency residential (1)	1,758	209	(24)	1,943
Total mortgage-backed securities	213,099	867	(2,531)	211,435
U.S. Treasury and agency securities	51,056	168	(666)	50,558
Non-U.S. securities	6,744	13	(4)	6,753
Other taxable securities, substantially all asset-backed securities	9,754	76	(11)	9,819
Total taxable securities	280,653	1,124	(3,212)	278,565
Tax-exempt securities	17,443	80	(188)	17,335
Total available-for-sale debt securities	298,096	1,204	(3,400)	295,900
Less: Available-for-sale securities of business held for sale (2)	(691)	—	—	(691)
Other debt securities carried at fair value	16,714	164	(75)	16,803
Total debt securities carried at fair value	314,119	1,368	(3,475)	312,012
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	116,033	166	(2,196)	114,003
Total debt securities (3)	$430,152	$1,534	$(5,671)	$426,015
Available-for-sale marketable equity securities (4)	$8	$57	$—	$65

	December 31, 2016
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$190,809	$640	$(1,963)	$189,486
Agency-collateralized mortgage obligations	8,296	85	(51)	8,330
Commercial	12,594	21	(293)	12,322
Non-agency residential (1)	1,863	181	(31)	2,013
Total mortgage-backed securities	213,562	927	(2,338)	212,151
U.S. Treasury and agency securities	48,800	204	(752)	48,252
Non-U.S. securities	6,372	13	(3)	6,382
Other taxable securities, substantially all asset-backed securities	10,573	64	(23)	10,614
Total taxable securities	279,307	1,208	(3,116)	277,399
Tax-exempt securities	17,272	72	(184)	17,160
Total available-for-sale debt securities	296,579	1,280	(3,300)	294,559
Less: Available-for-sale securities of business held for sale (2)	(619)	—	—	(619)
Other debt securities carried at fair value	19,748	121	(149)	19,720
Total debt securities carried at fair value	315,708	1,401	(3,449)	313,660
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	117,071	248	(2,034)	115,285
Total debt securities (3)	$432,779	$1,649	$(5,483)	$428,945
Available-for-sale marketable equity securities (4)	$325	$51	$(1)	$375

(1)	At both March 31, 2017 and December 31, 2016, the underlying collateral type included approximately 60 percent prime, 19 percent Alt-A, and 21 percent subprime.

(2)	Represents AFS debt securities of business held for sale of which there were no unrealized gains or losses.

(3)
The Corporation had debt securities from Fannie Mae (FNMA) and Freddie Mac (FHLMC) that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $156.5 billion and $47.9 billion, and a fair value of $154.3 billion and $47.4 billion at March 31, 2017. Debt securities from FNMA and FHLMC that exceeded 10 percent of shareholders’ equity had an amortized cost of $156.4 billion and $48.7 billion, and a fair value of $154.4 billion and $48.3 billion at December 31, 2016.

(4)	Classified in other assets on the Consolidated Balance Sheet.
At March 31, 2017, the accumulated net unrealized loss on AFS debt securities included in accumulated OCI was $1.4 billion, net of the related income tax benefit of $838 million. The Corporation had nonperforming AFS debt securities of $121 million at both March 31, 2017 and December 31, 2016.
The following table presents the components of other debt securities carried at fair value where the changes in fair value are reported in other income. In the three months ended March 31, 2017, the Corporation recorded unrealized mark-to-market net gains of $117 million and realized net losses of $103 million, compared to unrealized mark-to-market net losses of $95 million and realized net losses of $3 million in the three months ended March 31, 2016. These amounts exclude hedge results.

Bank of America 78

Other Debt Securities Carried at Fair Value

(Dollars in millions)	March 31 2017	December 31 2016
Mortgage-backed securities:
Agency-collateralized mortgage obligations	$5	$5
Non-agency residential	3,082	3,139
Total mortgage-backed securities	3,087	3,144
Non-U.S. securities (1)	13,482	16,336
Other taxable securities, substantially all asset-backed securities	234	240
Total	$16,803	$19,720

(1)	These securities are primarily used to satisfy certain international regulatory liquidity requirements.
The gross realized gains and losses on sales of AFS debt securities for the three months ended March 31, 2017 and 2016 are presented in the following table.

Gains and Losses on Sales of AFS Debt Securities

	Three Months Ended March 31
(Dollars in millions)	2017	2016
Gross gains	$54	$203
Gross losses	(2)	(13)
Net gains on sales of AFS debt securities	$52	$190
Income tax expense attributable to realized net gains on sales of AFS debt securities	$20	$72
The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at March 31, 2017 and December 31, 2016.

Temporarily Impaired and Other-than-temporarily Impaired AFS Debt Securities

	March 31, 2017
	Less than Twelve Months		Twelve Months or Longer		Total
(Dollars in millions)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Temporarily impaired AFS debt securities
Mortgage-backed securities:
Agency	$142,657	$(2,076)	$3,603	$(118)	$146,260	$(2,194)
Agency-collateralized mortgage obligations	2,580	(24)	964	(25)	3,544	(49)
Commercial	8,460	(264)	—	—	8,460	(264)
Non-agency residential	201	(3)	162	(12)	363	(15)
Total mortgage-backed securities	153,898	(2,367)	4,729	(155)	158,627	(2,522)
U.S. Treasury and agency securities	31,304	(666)	—	—	31,304	(666)
Non-U.S. securities	96	(3)	5	(1)	101	(4)
Other taxable securities, substantially all asset-backed securities	273	(2)	1,352	(9)	1,625	(11)
Total taxable securities	185,571	(3,038)	6,086	(165)	191,657	(3,203)
Tax-exempt securities	3,567	(91)	2,865	(97)	6,432	(188)
Total temporarily impaired AFS debt securities	189,138	(3,129)	8,951	(262)	198,089	(3,391)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	—	—	125	(9)	125	(9)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$189,138	$(3,129)	$9,076	$(271)	$198,214	$(3,400)

	December 31, 2016
Temporarily impaired AFS debt securities
Mortgage-backed securities:
Agency	$135,210	$(1,846)	$3,770	$(117)	$138,980	$(1,963)
Agency-collateralized mortgage obligations	3,229	(25)	1,028	(26)	4,257	(51)
Commercial	9,018	(293)	—	—	9,018	(293)
Non-agency residential	212	(1)	204	(13)	416	(14)
Total mortgage-backed securities	147,669	(2,165)	5,002	(156)	152,671	(2,321)
U.S. Treasury and agency securities	28,462	(752)	—	—	28,462	(752)
Non-U.S. securities	52	(1)	142	(2)	194	(3)
Other taxable securities, substantially all asset-backed securities	762	(5)	1,438	(18)	2,200	(23)
Total taxable securities	176,945	(2,923)	6,582	(176)	183,527	(3,099)
Tax-exempt securities	4,782	(148)	1,873	(36)	6,655	(184)
Total temporarily impaired AFS debt securities	181,727	(3,071)	8,455	(212)	190,182	(3,283)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	94	(1)	401	(16)	495	(17)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$181,821	$(3,072)	$8,856	$(228)	$190,677	$(3,300)

(1)	Includes other-than-temporary impairment (OTTI) AFS debt securities on which an OTTI loss, primarily related to changes in interest rates, remains in accumulated OCI.

79 Bank of America

The Corporation recorded OTTI losses on AFS debt securities for the three months ended March 31, 2017 and 2016 as presented in the following table. Substantially all OTTI losses in the three months ended March 31, 2017 and 2016 consisted of credit losses on non-agency residential mortgage-backed securities (RMBS) and were recorded in other income in the Consolidated Statement of Income.

Net Credit-related Impairment Losses Recognized in Earnings

	Three Months Ended March 31
(Dollars in millions)	2017	2016
Total OTTI losses	$(35)	$(30)
Less: non-credit portion of total OTTI losses recognized in OCI	8	23
Net credit-related impairment losses recognized in earnings	$(27)	$(7)
The table below presents a rollforward of the credit losses recognized in earnings for the three months ended March 31, 2017 and 2016 on AFS debt securities that the Corporation does not have the intent to sell or will not more-likely-than-not be required to sell.

Rollforward of OTTI Credit Losses Recognized

	Three Months Ended March 31
(Dollars in millions)	2017	2016
Balance, beginning of period	$253	$266
Additions for credit losses recognized on AFS debt securities that had no previous impairment losses	4	1
Additions for credit losses recognized on AFS debt securities that had previously incurred impairment losses	22	6
Reductions for AFS debt securities matured, sold or intended to be sold	—	(4)
Balance, March 31	$279	$269

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
Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency RMBS were as follows at March 31, 2017.

Significant Assumptions

		Range (1)
	Weighted- average	10th Percentile (2)	90th Percentile (2)
Prepayment speed	11.4%	2.8%	20.0%
Loss severity	21.3	9.5	39.2
Life default rate	22.9	1.3	80.4

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.
Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers as measured using Fair Isaac Corporation (FICO) scores, and geographic concentrations. The weighted-average severity by collateral type was 17.8 percent for prime, 19.9 percent for Alt-A and 31.9 percent for subprime at March 31, 2017. Additionally, default rates are projected by considering collateral characteristics including, but not limited to, LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 16.3 percent for prime, 23.9 percent for Alt-A and 24.3 percent for subprime at March 31, 2017.

Bank of America 80

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at March 31, 2017 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the mortgages or other asset-backed securities (ABS) are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	March 31, 2017
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$4	4.75%	$48	3.80%	$347	2.63%	$190,285	3.23%	$190,684	3.25%
Agency-collateralized mortgage obligations	—	—	—	—	—	—	7,852	3.18	7,852	3.18
Commercial	48	7.92	542	1.95	11,668	2.47	551	2.29	12,809	2.46
Non-agency residential	—	—	—	—	30	0.01	4,729	8.29	4,759	8.24
Total mortgage-backed securities	52	7.68	590	2.10	12,045	2.47	203,417	3.34	216,104	3.31
U.S. Treasury and agency securities	695	0.71	29,457	1.59	20,790	1.87	114	5.40	51,056	1.70
Non-U.S. securities (2)	18,719	0.29	1,259	2.03	29	1.96	217	6.53	20,224	0.47
Other taxable securities, substantially all asset-backed securities	2,358	2.06	4,305	2.11	1,956	2.78	1,364	2.98	9,983	2.35
Total taxable securities	21,824	0.51	35,611	1.68	34,820	2.13	205,112	3.35	297,367	2.81
Tax-exempt securities	604	1.70	6,287	1.28	8,328	1.42	2,224	1.52	17,443	1.39
Total amortized cost of debt securities carried at fair value (2)	$22,428	0.54	$41,898	1.62	$43,148	1.99	$207,336	3.33	$314,810	2.73
Amortized cost of HTM debt securities (3)	$—	—	$24	4.43	$922	2.39	$115,087	3.01	$116,033	3.01

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$4		$49		$350		$188,640		$189,043
Agency-collateralized mortgage obligations	—		—		—		7,882		7,882
Commercial	48		543		11,446		535		12,572
Non-agency residential	—		—		40		4,985		5,025
Total mortgage-backed securities	52		592		11,836		202,042		214,522
U.S. Treasury and agency securities	697		29,297		20,443		121		50,558
Non-U.S. securities (2)	18,722		1,261		31		221		20,235
Other taxable securities, substantially all asset-backed securities	2,359		4,307		1,963		1,424		10,053
Total taxable securities	21,830		35,457		34,273		203,808		295,368
Tax-exempt securities	603		6,287		8,234		2,211		17,335
Total debt securities carried at fair value (2)	$22,433		$41,744		$42,507		$206,019		$312,703
Fair value of HTM debt securities (3)	$—		$24		$885		$113,094		$114,003

(1)
The average yield is computed based on a constant effective interest rate over the contractual life of each security. The average yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

(2)
Includes $691 million of amortized cost and fair value for AFS debt securities of business held for sale on the Consolidated Balance Sheet at March 31, 2017. These AFS debt securities mature in one year or less and have an average yield of 0.13 percent.

(3)	Substantially all U.S. agency MBS.

81 Bank of America

NOTE 4 Outstanding Loans and Leases
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at March 31, 2017 and December 31, 2016.
In connection with an agreement to sell the Corporation's non-U.S. consumer credit card business, this business, which includes

$9.5 billion and $9.2 billion of non-U.S. credit card loans and related allowance for loan and lease losses of $242 million and $243 million, was reclassified to assets of business held for sale on the Consolidated Balance Sheet as of March 31, 2017 and December 31, 2016. In this Note, all applicable amounts include these balances, unless otherwise noted. For additional information, see Note 1 – Summary of Significant Accounting Principles.

	March 31, 2017
(Dollars in millions)	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit-impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
Consumer real estate
Core portfolio
Residential mortgage	$1,013	$313	$1,125	$2,451	$157,908			$160,359
Home equity	220	109	411	740	46,990			47,730
Non-core portfolio
Residential mortgage (5)	1,077	553	4,683	6,313	17,340	$9,831		33,484
Home equity	251	126	763	1,140	11,649	3,396		16,185
Credit card and other consumer
U.S. credit card	459	320	801	1,580	86,972			88,552
Non-U.S. credit card	38	28	71	137	9,368			9,505
Direct/Indirect consumer (6)	218	64	32	314	92,480			92,794
Other consumer (7)	17	6	5	28	2,511			2,539
Total consumer	3,293	1,519	7,891	12,703	425,218	13,227		451,148
Consumer loans accounted for under the fair value option (8)							$1,032	1,032
Total consumer loans and leases	3,293	1,519	7,891	12,703	425,218	13,227	1,032	452,180
Commercial
U.S. commercial	650	639	363	1,652	273,216			274,868
Commercial real estate (9)	25	—	48	73	57,776			57,849
Commercial lease financing	157	29	10	196	21,677			21,873
Non-U.S. commercial	189	127	45	361	88,818			89,179
U.S. small business commercial	72	39	78	189	13,113			13,302
Total commercial	1,093	834	544	2,471	454,600			457,071
Commercial loans accounted for under the fair value option (8)							6,496	6,496
Total commercial loans and leases	1,093	834	544	2,471	454,600		6,496	463,567
Total consumer and commercial loans and leases (10)	$4,386	$2,353	$8,435	$15,174	$879,818	$13,227	$7,528	$915,747
Less: Loans of business held for sale (10)								(9,505)
Total loans and leases (11)								$906,242
Percentage of outstandings (10)	0.48%	0.26%	0.92%	1.66%	96.08%	1.44%	0.82%	100.00%

(1)
Consumer real estate loans 30-59 days past due includes fully-insured loans of $845 million and nonperforming loans of $259 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $460 million and nonperforming loans of $210 million.

(2)	Consumer real estate includes fully-insured loans of $4.2 billion.

(3)	Consumer real estate includes $2.3 billion and direct/indirect consumer includes $18 million of nonperforming loans.

(4)	Purchased credit-impaired (PCI) loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes pay option loans of $1.8 billion. The Corporation no longer originates this product.

(6)
Total outstandings includes auto and specialty lending loans of $48.7 billion, unsecured consumer lending loans of $530 million, U.S. securities-based lending loans of $39.5 billion, non-U.S. consumer loans of $2.9 billion, student loans of $479 million and other consumer loans of $644 million.

(7)	Total outstandings includes consumer finance loans of $441 million, consumer leases of $2.0 billion and consumer overdrafts of $124 million.

(8)
Consumer loans accounted for under the fair value option were residential mortgage loans of $694 million and home equity loans of $338 million. Commercial loans accounted for under the fair value option were U.S. commercial loans of $3.5 billion and non-U.S. commercial loans of $3.0 billion. For additional information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.

(9)	Total outstandings includes U.S. commercial real estate loans of $54.7 billion and non-U.S. commercial real estate loans of $3.1 billion.

(10)	Includes non-U.S. credit card loans, which are included in assets of business held for sale on the Consolidated Balance Sheet.

(11)
The Corporation pledged $144.4 billion of loans to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank (FHLB). This amount is not included in the parenthetical disclosure of loans and leases pledged as collateral on the Consolidated Balance Sheet as there were no related outstanding borrowings.

Bank of America 82

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

(8)
Consumer loans accounted for under the fair value option were residential mortgage loans of $710 million and home equity loans of $341 million. Commercial loans accounted for under the fair value option were U.S. commercial loans of $2.9 billion and non-U.S. commercial loans of $3.1 billion. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.

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

The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $6.6 billion and $6.4 billion at March 31, 2017 and December 31, 2016, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
The Corporation classifies junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At March 31, 2017 and December 31, 2016, $412 million and $428 million of such junior-lien home equity loans were included in nonperforming loans.

83 Bank of America

The Corporation classifies consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Corporation continues to have a lien on the underlying collateral. At March 31, 2017, nonperforming loans discharged in Chapter 7 bankruptcy with no change in repayment terms were $517 million of which $320 million were current on their contractual payments, while $166 million were 90 days or more past due. Of the contractually current nonperforming loans, approximately 83 percent were discharged in Chapter 7 bankruptcy over 12 months ago, and approximately 73 percent were discharged 24 months or more ago.
During the three months ended March 31, 2017 and 2016, the Corporation sold nonperforming and other delinquent consumer real estate loans with a carrying value of $142 million and $1.0 billion, including $0 and $174 million of PCI loans. The Corporation recorded net recoveries of $11 million and net charge-offs of $40 million related to these sales for the three months ended March 31, 2017 and 2016. Gains related to these sales of $6 million and $31 million were recorded in other income in the Consolidated Statement of Income for the three months ended March 31, 2017 and 2016. During the three months ended March 31, 2017, the Corporation transferred nonperforming loans with a net carrying value of $221 million to held-for-sale. There were no transfers of nonperforming loans to held-for-sale for the same period in 2016.
The table below presents the Corporation’s nonperforming loans and leases including nonperforming TDRs, and loans accruing past due 90 days or more at March 31, 2017 and December 31, 2016. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2017	December 31 2016	March 31 2017	December 31 2016
Consumer real estate
Core portfolio
Residential mortgage (1)	$1,099	$1,274	$443	$486
Home equity	939	969	—	—
Non-core portfolio
Residential mortgage (1)	1,630	1,782	3,783	4,307
Home equity	1,857	1,949	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	801	782
Non-U.S. credit card	n/a	n/a	71	66
Direct/Indirect consumer	19	28	31	34
Other consumer	2	2	4	4
Total consumer	5,546	6,004	5,133	5,679
Commercial
U.S. commercial	1,246	1,256	112	106
Commercial real estate	74	72	—	7
Commercial lease financing	37	36	9	19
Non-U.S. commercial	311	279	45	5
U.S. small business commercial	60	60	69	71
Total commercial	1,728	1,703	235	208
Total loans and leases	$7,274	$7,707	$5,368	$5,887

(1)
Residential mortgage loans in the core and non-core portfolios accruing past due 90 days or more are fully-insured loans. At March 31, 2017 and December 31, 2016, residential mortgage includes $2.7 billion and $3.0 billion of loans on which interest has been curtailed by the Federal Housing Administration (FHA), and therefore are no longer accruing interest, although principal is still insured, and $1.5 billion and $1.8 billion of loans on which interest is still accruing.

n/a = not applicable

Credit Quality Indicators
The Corporation monitors credit quality within its Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments based on primary credit quality indicators. For more information on the portfolio segments, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K. Within the Consumer Real Estate portfolio segment, the primary credit quality indicators are refreshed LTV and refreshed FICO score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of the property securing the loan, refreshed quarterly. Home equity loans are evaluated using combined loan-to-value (CLTV) which measures the carrying value of the Corporation’s loan and available line of credit combined with any outstanding senior liens against the property as a percentage of the value of the property securing the loan, refreshed quarterly. FICO score measures the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower’s credit history. FICO scores are typically refreshed quarterly or more frequently. Certain borrowers (e.g., borrowers that have had debts discharged in a bankruptcy proceeding) may not have their FICO scores updated. FICO scores are also a primary credit quality indicator for the Credit Card and Other Consumer portfolio segment and the business card portfolio within U.S. small business commercial. Within the Commercial portfolio segment, loans are evaluated using the internal classifications of pass rated or

Bank of America 84

reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by the Corporation as Special Mention, Substandard or Doubtful, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, the Corporation uses other credit quality indicators for certain types of loans.
The following tables present certain credit quality indicators for the Corporation’s Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at March 31, 2017 and December 31, 2016.

Consumer Real Estate – Credit Quality Indicators (1)
	March 31, 2017
(Dollars in millions)	Core Portfolio Residential Mortgage (2)	Non-core Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Portfolio Home Equity (2)	Non-core Home Equity (2)	Home Equity PCI
Refreshed LTV (4)
Less than or equal to 90 percent	$134,410	$13,745	$7,762	$45,750	$8,358	$1,884
Greater than 90 percent but less than or equal to 100 percent	3,509	1,318	944	912	1,541	582
Greater than 100 percent	1,741	1,728	1,125	1,068	2,890	930
Fully-insured loans (5)	20,699	6,862	—	—	—	—
Total consumer real estate	$160,359	$23,653	$9,831	$47,730	$12,789	$3,396
Refreshed FICO score
Less than 620	$2,403	$2,987	$2,643	$1,214	$2,566	$533
Greater than or equal to 620 and less than 680	5,039	2,620	2,118	2,738	2,908	597
Greater than or equal to 680 and less than 740	22,530	4,293	2,834	9,495	3,068	998
Greater than or equal to 740	109,688	6,891	2,236	34,283	4,247	1,268
Fully-insured loans (5)	20,699	6,862	—	—	—	—
Total consumer real estate	$160,359	$23,653	$9,831	$47,730	$12,789	$3,396

(1)	Excludes $1.0 billion of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $1.5 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators

	March 31, 2017
(Dollars in millions)	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
Refreshed FICO score
Less than 620	$4,432	$—	$1,572	$182
Greater than or equal to 620 and less than 680	12,033	—	2,112	220
Greater than or equal to 680 and less than 740	33,708	—	12,479	414
Greater than or equal to 740	38,379	—	33,051	1,595
Other internal credit metrics (2, 3, 4)	—	9,505	43,580	128
Total credit card and other consumer	$88,552	$9,505	$92,794	$2,539

(1)	At March 31, 2017, 17 percent of the other consumer portfolio is associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

(3)
Direct/indirect consumer includes $42.5 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk and $481 million of loans the Corporation no longer originates, primarily student loans.

(4)
Non-U.S. credit card represents the U.K. credit card portfolio which is evaluated using internal credit metrics, including delinquency status. At March 31, 2017, 98 percent of this portfolio was current or less than 30 days past due, one percent was 30-89 days past due and one percent was 90 days or more past due.

Commercial – Credit Quality Indicators (1)

	March 31, 2017
(Dollars in millions)	U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	Non-U.S. Commercial	U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$265,602	$57,464	$21,045	$85,761	$398
Reservable criticized	9,266	385	828	3,418	64
Refreshed FICO score (3)
Less than 620					217
Greater than or equal to 620 and less than 680					609
Greater than or equal to 680 and less than 740					1,802
Greater than or equal to 740					3,402
Other internal credit metrics (3, 4)					6,810
Total commercial	$274,868	$57,849	$21,873	$89,179	$13,302

(1)	Excludes $6.5 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $784 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At March 31, 2017, 99 percent of the balances where internal credit metrics are used was current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

85 Bank of America

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

Bank of America 86

Impaired Loans and Troubled Debt Restructurings
A loan is considered impaired when, based on current information, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans and all consumer and commercial TDRs. Impaired loans exclude nonperforming consumer loans and nonperforming commercial leases unless they are classified as TDRs. Loans accounted for under the fair value option are also excluded. PCI loans are excluded and reported separately on page 93. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.
Consumer Real Estate
Impaired consumer real estate loans within the Consumer Real Estate portfolio segment consist entirely of TDRs. Excluding PCI loans, most modifications of consumer real estate loans meet the definition of TDRs when a binding offer is extended to a borrower. For more information on impaired consumer real estate loans, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.
Consumer real estate loans that have been discharged in Chapter 7 bankruptcy with no change in repayment terms and not reaffirmed by the borrower of $1.4 billion were included in TDRs at March 31, 2017, of which $517 million were classified as nonperforming and $501 million were loans fully-insured by the

FHA. For more information on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.
At March 31, 2017 and December 31, 2016, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were immaterial. Consumer real estate foreclosed properties totaled $328 million and $363 million at March 31, 2017 and December 31, 2016. The carrying value of consumer real estate loans, including fully-insured and PCI loans, for which formal foreclosure proceedings were in process as of March 31, 2017 was $4.3 billion. During the three months ended March 31, 2017 and 2016, the Corporation reclassified $200 million and $416 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected on the Consolidated Statement of Cash Flows.
The table below provides the unpaid principal balance, carrying value and related allowance at March 31, 2017 and December 31, 2016, and the average carrying value and interest income recognized for the three months ended March 31, 2017 and 2016 for impaired loans in the Corporation’s Consumer Real Estate portfolio segment. Certain impaired consumer real estate loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Consumer Real Estate

	March 31, 2017			December 31, 2016
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
Residential mortgage	$10,367	$8,024	$—	$11,151	$8,695	$—
Home equity	3,701	1,962	—	3,704	1,953	—
With an allowance recorded
Residential mortgage	$3,975	$3,856	$241	$4,041	$3,936	$219
Home equity	971	880	169	910	824	137
Total
Residential mortgage	$14,342	$11,880	$241	$15,192	$12,631	$219
Home equity	4,672	2,842	169	4,614	2,777	137

	Three Months Ended March 31
	2017		2016
	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
With no recorded allowance
Residential mortgage	$8,456	$79	$11,418	$94
Home equity	1,991	27	1,808	13
With an allowance recorded
Residential mortgage	$3,832	$35	$6,072	$51
Home equity	825	5	898	6
Total
Residential mortgage	$12,288	$114	$17,490	$145
Home equity	2,816	32	2,706	19

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

87 Bank of America

The table below presents the March 31, 2017 and 2016 unpaid principal balance, carrying value, and average pre- and post-modification interest rates on consumer real estate loans that were modified in TDRs during the three months ended March 31, 2017 and 2016, and net charge-offs recorded during the period in which the modification occurred. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Consumer Real Estate – TDRs Entered into During the Three Months Ended March 31, 2017 and 2016 (1)

	March 31, 2017				Three Months Ended March 31, 2017
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (2)	Net Charge-offs (3)
Residential mortgage	$382	$344	4.68%	4.44%	$2
Home equity	248	189	4.90	3.80	6
Total	$630	$533	4.77	4.19	$8

	March 31, 2016				Three Months Ended March 31, 2016
Residential mortgage	$526	$488	4.72%	4.61%	$2
Home equity	231	181	3.50	3.39	10
Total	$757	$669	4.35	4.24	$12

(1)	During the three months ended March 31, 2017 and 2016, the Corporation forgave principal of $0 and $10 million related to residential mortgage loans in connection with TDRs.

(2)	The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.

(3)	Net charge-offs include amounts recorded on loans modified during the period that are no longer held by the Corporation at March 31, 2017 and 2016 due to sales and other dispositions.
The table below presents the March 31, 2017 and 2016 carrying value for consumer real estate loans that were modified in a TDR during the three months ended March 31, 2017 and 2016 by type of modification.

Consumer Real Estate – Modification Programs

	TDRs Entered into During the Three Months Ended March 31
	2017		2016
(Dollars in millions)	Residential Mortgage	Home Equity	Residential Mortgage	Home Equity
Modifications under government programs
Contractual interest rate reduction	$28	$4	$22	$5
Principal and/or interest forbearance	1	—	—	2
Other modifications (1)	2	—	9	—
Total modifications under government programs	31	4	31	7
Modifications under proprietary programs
Contractual interest rate reduction	13	1	12	1
Capitalization of past due amounts	5	—	7	1
Principal and/or interest forbearance	2	1	3	—
Other modifications (1)	1	29	1	1
Total modifications under proprietary programs	21	31	23	3
Trial modifications	237	135	368	149
Loans discharged in Chapter 7 bankruptcy (2)	55	19	66	22
Total modifications	$344	$189	$488	$181

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

Bank of America 88

The table below presents the carrying value of consumer real estate loans that entered into payment default during the three months ended March 31, 2017 and 2016 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification. Payment defaults on a trial modification where the borrower has not yet met the terms of the agreement are included in the table below if the borrower is 90 days or more past due three months after the offer to modify is made.

Consumer Real Estate – TDRs Entering Payment Default That Were Modified During the Preceding 12 Months

	Three Months Ended March 31
	2017		2016
(Dollars in millions)	Residential Mortgage	Home Equity	Residential Mortgage	Home Equity
Modifications under government programs	$25	$1	$93	$—
Modifications under proprietary programs	16	18	43	22
Loans discharged in Chapter 7 bankruptcy (1)	58	4	40	5
Trial modifications (2)	195	17	237	37
Total modifications	$294	$40	$413	$64

(1)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

(2)	Includes trial modification offers to which the customer did not respond.

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

89 Bank of America

The table below provides the unpaid principal balance, carrying value and related allowance at March 31, 2017 and December 31, 2016, and the average carrying value and interest income recognized for the three months ended March 31, 2017 and 2016 on TDRs within the Credit Card and Other Consumer portfolio segment.

Impaired Loans – Credit Card and Other Consumer

	March 31, 2017			December 31, 2016
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Unpaid Principal Balance	Carrying Value (1)	Related Allowance
With no recorded allowance
Direct/Indirect consumer	$43	$18	$—	$49	$22	$—
With an allowance recorded
U.S. credit card	$464	$470	$130	$479	$485	$128
Non-U.S. credit card	90	104	65	88	100	61
Direct/Indirect consumer	2	2	—	3	3	—
Total
U.S. credit card	$464	$470	$130	$479	$485	$128
Non-U.S. credit card	90	104	65	88	100	61
Direct/Indirect consumer	45	20	—	52	25	—

	Three Months Ended March 31
	2017		2016
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With no recorded allowance
Direct/Indirect consumer	$19	$—	$21	$—
With an allowance recorded
U.S. credit card	$477	$6	$606	$9
Non-U.S. credit card	102	1	122	1
Direct/Indirect consumer	3	—	18	—
Total
U.S. credit card	$477	$6	$606	$9
Non-U.S. credit card	102	1	122	1
Direct/Indirect consumer	22	—	39	—

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below provides information on the Corporation’s primary modification programs for the Credit Card and Other Consumer TDR portfolio at March 31, 2017 and December 31, 2016.

Credit Card and Other Consumer – TDRs by Program Type

	Internal Programs		External Programs		Other (1)		Total		Percent of Balances Current or Less Than 30 Days Past Due
(Dollars in millions)	March 31 2017	December 31 2016	March 31 2017	December 31 2016	March 31 2017	December 31 2016	March 31 2017	December 31 2016	March 31 2017	December 31 2016
U.S. credit card	$210	$220	$259	$264	$1	$1	$470	$485	88.55%	88.99%
Non-U.S. credit card	10	11	7	7	87	82	104	100	37.88	38.47
Direct/Indirect consumer	1	2	1	1	18	22	20	25	91.60	90.49
Total TDRs by program type	$221	$233	$267	$272	$106	$105	$594	$610	79.80	80.79

(1)	Other TDRs for non-U.S. credit card include modifications of accounts that are ineligible for a fixed payment plan.

Bank of America 90

The table below provides information on the Corporation’s Credit Card and Other Consumer TDR portfolio including the March 31, 2017 and 2016 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of loans that were modified in TDRs during three months ended March 31, 2017 and 2016, and net charge-offs recorded during the period in which the modification occurred.

Credit Card and Other Consumer – TDRs Entered into During the Three Months Ended March 31, 2017 and 2016

	March 31, 2017				Three Months Ended March 31, 2017
(Dollars in millions)	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate	Net Charge-offs
U.S. credit card	$52	$55	18.01%	5.30%	$1
Non-U.S. credit card	34	40	23.89	0.34	1
Direct/Indirect consumer	10	6	4.08	4.04	4
Total	$96	$101	19.51	3.28	$6

	March 31, 2016				Three Months Ended March 31, 2016
U.S. credit card	$46	$50	17.44%	5.51%	$1
Non-U.S. credit card	32	38	24.23	0.36	1
Direct/Indirect consumer	7	4	4.27	4.08	2
Total	$85	$92	19.59	3.34	$4

(1)	Includes accrued interest and fees.
Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for impaired credit card and other consumer loans. Based on historical experience, the Corporation estimates that 13 percent of new U.S. credit card TDRs, 90 percent of new non-U.S. credit card TDRs and 13 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification. Loans that entered into payment default during the three months ended March 31, 2017 and 2016 that had been modified in a TDR during the preceding 12 months were $7 million and $9 million for U.S. credit card, $32 million and $34 million for non-U.S. credit card, and $1 million for direct/indirect consumer for both periods.

Commercial Loans
Impaired commercial loans include nonperforming loans and TDRs (both performing and nonperforming). For more information on impaired commercial loans, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.
At March 31, 2017 and December 31, 2016, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were $425 million and $461 million.
Commercial foreclosed properties totaled $35 million and $14 million at March 31, 2017 and December 31, 2016.

91 Bank of America

The table below provides the unpaid principal balance, carrying value and related allowance at March 31, 2017 and December 31, 2016, and the average carrying value and interest income recognized for the three months ended March 31, 2017 and 2016 for impaired loans in the Corporation’s Commercial loan portfolio segment. Certain impaired commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Commercial

	March 31, 2017			December 31, 2016
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
With no recorded allowance
U.S. commercial	$983	$937	$—	$860	$827	$—
Commercial real estate	54	48	—	77	71	—
Non-U.S. commercial	85	85	—	130	130	—
With an allowance recorded
U.S. commercial	$1,676	$1,330	$131	$2,018	$1,569	$132
Commercial real estate	201	65	12	243	96	10
Commercial lease financing	5	2	—	6	4	—
Non-U.S. commercial	568	476	103	545	432	104
U.S. small business commercial (1)	87	73	28	85	73	27
Total
U.S. commercial	$2,659	$2,267	$131	$2,878	$2,396	$132
Commercial real estate	255	113	12	320	167	10
Commercial lease financing	5	2	—	6	4	—
Non-U.S. commercial	653	561	103	675	562	104
U.S. small business commercial (1)	87	73	28	85	73	27

	Three Months Ended March 31
	2017		2016
	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
With no recorded allowance
U.S. commercial	$882	$3	$583	$2
Commercial real estate	60	—	77	—
Non-U.S. commercial	108	—	5	—
With an allowance recorded
U.S. commercial	$1,487	$9	$1,439	$14
Commercial real estate	76	1	104	1
Commercial lease financing	3	—	—	—
Non-U.S. commercial	453	3	368	3
U.S. small business commercial (1)	74	—	102	—
Total
U.S. commercial	$2,369	$12	$2,022	$16
Commercial real estate	136	1	181	1
Commercial lease financing	3	—	—	—
Non-U.S. commercial	561	3	373	3
U.S. small business commercial (1)	74	—	102	—

(1)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

Bank of America 92

The table below presents the March 31, 2017 and 2016 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during the three months ended March 31, 2017 and 2016, and net charge-offs that were recorded during the period in which the modification occurred. The table below includes loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Commercial – TDRs Entered into During the Three Months Ended March 31, 2017 and 2016

	March 31, 2017		Three Months Ended March 31, 2017
(Dollars in millions)	Unpaid Principal Balance	Carrying Value	Net Charge-offs
U.S. commercial	$468	$440	$41
Commercial real estate	15	9	—
Commercial lease financing	—	—	—
Non-U.S. commercial	—	—	—
U.S. small business commercial (1)	2	2	—
Total	$485	$451	$41

	March 31, 2016		Three Months Ended March 31, 2016
U.S. commercial	$642	$625	$5
Commercial real estate	13	12	1
Non-U.S. commercial	199	163	36
U.S. small business commercial (1)	3	4	—
Total	$857	$804	$42

(1)	U.S. small business commercial TDRs are comprised of renegotiated small business card loans.
A commercial TDR is generally deemed to be in payment default when the loan is 90 days or more past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral when measuring the allowance for loan and lease losses. TDRs that were in payment default had a carrying value of $111 million for U.S. commercial for both periods and $33 million and $17 million for commercial real estate at March 31, 2017 and 2016.

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

Rollforward of Accretable Yield

(Dollars in millions)	Three Months Ended March 31, 2017
Accretable yield, January 1, 2017	$3,805
Accretion	(163)
Disposals/transfers	(91)
Reclassifications to nonaccretable difference	(1)
Accretable yield, March 31, 2017	$3,550
During the three months ended March 31, 2016, the Corporation sold PCI loans with a carrying value of $174 million, which excludes the related allowance of $20 million. There were no sales in the three months ended March 31, 2017. For more information on PCI loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K, and for the carrying value and valuation allowance for PCI loans, see Note 5 – Allowance for Credit Losses.
Loans Held-for-sale
The Corporation had LHFS of $14.8 billion and $9.1 billion at March 31, 2017 and December 31, 2016. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $7.7 billion and $7.3 billion for the three months ended March 31, 2017 and 2016. Cash used for originations and purchases of LHFS totaled $13.3 billion and $5.7 billion for the three months ended March 31, 2017 and 2016.

93 Bank of America

NOTE 5 Allowance for Credit Losses
The table below summarizes the changes in the allowance for credit losses by portfolio segment for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017
(Dollars in millions)	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total Allowance
Allowance for loan and lease losses, January 1 (1)	$2,750	$3,229	$5,258	$11,237
Loans and leases charged off	(204)	(946)	(160)	(1,310)
Recoveries of loans and leases previously charged off	123	200	53	376
Net charge-offs (2)	(81)	(746)	(107)	(934)
Write-offs of PCI loans	(33)	—	—	(33)
Provision for loan and lease losses	(71)	843	68	840
Other (3)	—	2	(1)	1
Allowance for loan and lease losses, March 31	2,565	3,328	5,218	11,111
Less: Change in allowance included in assets of business held for sale (4)	—	1	—	1
Total allowance for loan and lease losses, March 31 (1)	2,565	3,329	5,218	11,112
Reserve for unfunded lending commitments, January 1	—	—	762	762
Provision for unfunded lending commitments	—	—	(5)	(5)
Reserve for unfunded lending commitments, March 31	—	—	757	757
Allowance for credit losses, March 31 (1)	$2,565	$3,329	$5,975	$11,869

	Three Months Ended March 31, 2016
Allowance for loan and lease losses, January 1	$3,914	$3,471	$4,849	$12,234
Loans and leases charged off	(378)	(912)	(206)	(1,496)
Recoveries of loans and leases previously charged off	175	198	55	428
Net charge-offs	(203)	(714)	(151)	(1,068)
Write-offs of PCI loans	(105)	—	—	(105)
Provision for loan and lease losses	(150)	552	614	1,016
Other (3)	—	(7)	(1)	(8)
Allowance for loan and lease losses, March 31	3,456	3,302	5,311	12,069
Reserve for unfunded lending commitments, January 1	—	—	646	646
Provision for unfunded lending commitments	—	—	(19)	(19)
Reserve for unfunded lending commitments, March 31	—	—	627	627
Allowance for credit losses, March 31	$3,456	$3,302	$5,938	$12,696

(1)
Excludes $242 million and $243 million of allowance for loan and lease losses related to non-U.S. credit card loans, which is included in assets of business held for sale on the Consolidated Balance Sheet at March 31, 2017 and December 31, 2016.

(2)	Includes net charge-offs of $44 million on non-U.S. credit card loans, which are included in assets of business held for sale on the Consolidated Balance Sheet at March 31, 2017.

(3)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, foreign currency translation adjustments and certain other reclassifications.

(4)
Represents the change in the allowance for loan and lease losses related to the non-U.S. credit card loan portfolio, which is included in assets of business held for sale on the Consolidated Balance Sheet at March 31, 2017.

During the three months ended March 31, 2017, for the PCI loan portfolio, the Corporation recorded a provision expense of $68 million compared to a provision benefit of $77 million for the same period in 2016. Write-offs in the PCI loan portfolio totaled $33 million during the three months ended March 31, 2017 compared to $105 million for the same period in 2016. The valuation allowance associated with the PCI loan portfolio was $454 million and $419 million at March 31, 2017 and December 31, 2016.

Bank of America 94

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at March 31, 2017 and December 31, 2016.

Allowance and Carrying Value by Portfolio Segment

	March 31, 2017
(Dollars in millions)	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$410	$195	$274	$879
Carrying value (3)	14,722	594	3,016	18,332
Allowance as a percentage of carrying value	2.78%	32.83%	9.08%	4.79%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$1,701	$3,376	$4,944	$10,021
Carrying value (3, 4)	229,809	192,796	454,055	876,660
Allowance as a percentage of carrying value (4)	0.74%	1.75%	1.09%	1.14%
Purchased credit-impaired loans
Valuation allowance	$454	n/a	n/a	$454
Carrying value gross of valuation allowance	13,227	n/a	n/a	13,227
Valuation allowance as a percentage of carrying value	3.43%	n/a	n/a	3.43%
Less: Assets of business held for sale (5)
Allowance for loan and lease losses (6)	n/a	$(242)	n/a	$(242)
Carrying value (3)	n/a	(9,505)	n/a	(9,505)
Total
Total allowance for loan and lease losses	$2,565	$3,329	$5,218	$11,112
Carrying value (3, 4)	257,758	183,885	457,071	898,714
Total allowance as a percentage of carrying value (4)	1.00%	1.81%	1.14%	1.24%

	December 31, 2016
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$356	$189	$273	$818
Carrying value (3)	15,408	610	3,202	19,220
Allowance as a percentage of carrying value	2.31%	30.98%	8.53%	4.26%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$1,975	$3,283	$4,985	$10,243
Carrying value (3, 4)	229,094	197,470	449,290	875,854
Allowance as a percentage of carrying value (4)	0.86%	1.66%	1.11%	1.17%
Purchased credit-impaired loans
Valuation allowance	$419	n/a	n/a	$419
Carrying value gross of valuation allowance	13,738	n/a	n/a	13,738
Valuation allowance as a percentage of carrying value	3.05%	n/a	n/a	3.05%
Less: Assets of business held for sale (5)
Allowance for loan and lease losses (6)	n/a	$(243)	n/a	$(243)
Carrying value (3)	n/a	(9,214)	n/a	(9,214)
Total
Allowance for loan and lease losses	$2,750	$3,229	$5,258	$11,237
Carrying value (3, 4)	258,240	188,866	452,492	899,598
Allowance as a percentage of carrying value (4)	1.06%	1.71%	1.16%	1.25%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Allowance for loan and lease losses includes $28 million and $27 million related to impaired U.S. small business commercial at March 31, 2017 and December 31, 2016.

(3)	Amounts are presented gross of the allowance for loan and lease losses.

(4)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $7.5 billion and $7.1 billion at March 31, 2017 and December 31, 2016.

(5)
Represents allowance for loan and lease losses and loans related to the non-U.S. credit card loan portfolio, which is included in assets of business held for sale on the Consolidated Balance Sheet at March 31, 2017 and December 31, 2016.

(6)
Includes $65 million and $61 million of allowance for loan and lease losses related to impaired loans and TDRs and $177 million and $182 million related to loans collectively evaluated for impairment at March 31, 2017 and December 31, 2016.

n/a = not applicable

95 Bank of America

NOTE 6 Securitizations and Other Variable Interest Entities
The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The Corporation routinely securitizes loans and debt securities using VIEs as a source of funding for the Corporation and as a means of transferring the economic risk of the loans or debt securities to third parties. The assets are transferred into a trust or other securitization vehicle such that the assets are legally isolated from the creditors of the Corporation and are not available to satisfy its obligations. These assets can only be used to settle obligations of the trust or other securitization vehicle. The Corporation also administers, structures or invests in other VIEs including CDOs, investment vehicles and other entities. For more information on the Corporation’s utilization of VIEs, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.
The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at March 31, 2017 and December 31, 2016, in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum loss exposure at March 31, 2017 and December 31, 2016 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments, such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.
The Corporation invests in ABS issued by third-party VIEs with which it has no other form of involvement and enters into certain commercial lending arrangements that may also incorporate the use of VIEs to hold collateral. These securities and loans are included in Note 3 – Securities or Note 4 – Outstanding Loans and Leases. In addition, the Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities. For additional information, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K. The Corporation uses VIEs, such as common trust funds managed within Global Wealth & Investment Management (GWIM), to provide investment opportunities for clients. These VIEs, which are generally not consolidated by the Corporation, as applicable, are not included in the tables herein.
Except as described below, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three months ended March 31, 2017 or the year ended December 31, 2016 that it was not previously contractually required to provide, nor does it intend to do so.
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
The table below summarizes select information related to first-lien mortgage securitizations for the three months ended March 31, 2017 and 2016.

First-lien Mortgage Securitizations

	Three Months Ended March 31
	Residential Mortgage - Agency		Commercial Mortgage
(Dollars in millions)	2017	2016	2017	2016
Cash proceeds from new securitizations (1)	$4,656	$7,074	$609	$1,247
Gain (loss) on securitizations (2)	39	163	18	(3)
Repurchases from securitization trusts (3)	872	729	—	—

(1)
The Corporation transfers residential mortgage loans to securitizations sponsored by the GSEs or GNMA in the normal course of business and receives RMBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
A majority of the first-lien residential and commercial mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $90 million and $108 million, net of hedges, during the three months ended March 31, 2017 and 2016, are not included in the table above.

(3)
The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. The majority of repurchased loans are FHA-insured mortgages collateralizing GNMA securities.

In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $275 million and $898 million in connection with first-lien mortgage securitizations for the three months ended March 31, 2017 and 2016. The receipt of these securities represents non-cash operating and investing activities and, accordingly, is not reflected on the Consolidated Statement of Cash Flows. Substantially all of

these securities were initially classified as Level 2 assets within the fair value hierarchy. During the three months ended March 31, 2017 and 2016, there were no changes to the initial classification.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $316.0 billion and

Bank of America 96

$386.0 billion at March 31, 2017 and 2016. Servicing fee and ancillary fee income on serviced loans was $245 million and $302 million during the three months ended March 31, 2017 and 2016. Servicing advances on serviced loans were $5.8 billion and $6.2 billion at March 31, 2017 and December 31, 2016. For more information on MSRs, see Note 14 – Fair Value Measurements.
During the three months ended March 31, 2017 and 2016, the Corporation deconsolidated agency residential mortgage securitization vehicles with total assets of $0 and $2.7 billion following the sale of retained interests to third parties, after which the Corporation no longer had the unilateral ability to liquidate the vehicles. During the three months ended March 31, 2016, gains on sale of $113 million related to the deconsolidations were recorded in other income in the Consolidated Statement of Income.
The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at March 31, 2017 and December 31, 2016.

First-lien Mortgage VIEs

	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	March 31 2017	December 31 2016	March 31 2017	December 31 2016	March 31 2017	December 31 2016	March 31 2017	December 31 2016	March 31 2017	December 31 2016
Unconsolidated VIEs
Maximum loss exposure (1)	$20,855	$22,661	$704	$757	$2,642	$2,750	$529	$560	$271	$344
On-balance sheet assets
Senior securities held (2):
Trading account assets	$519	$1,399	$18	$20	$33	$112	$99	$118	$35	$51
Debt securities carried at fair value	16,774	17,620	411	441	2,211	2,235	302	305	—	—
Held-to-maturity securities	3,550	3,630	—	—	—	—	—	—	44	64
Subordinate securities held (2):
Trading account assets	—	—	1	1	16	23	1	1	5	14
Debt securities carried at fair value	—	—	8	8	2	2	22	23	48	54
Held-to-maturity securities	—	—	—	—	—	—	—	—	—	13
Residual interests held	—	—	—	—	—	—	—	—	23	25
All other assets (3)	12	12	26	28	—	—	105	113	—	—
Total retained positions	$20,855	$22,661	$464	$498	$2,262	$2,372	$529	$560	$155	$221
Principal balance outstanding (4)	$257,948	$265,332	$12,408	$16,280	$18,385	$19,373	$32,779	$35,788	$17,400	$23,826

Consolidated VIEs
Maximum loss exposure (1)	$16,795	$18,084	$—	$—	$—	$—	$—	$25	$—	$—
On-balance sheet assets
Trading account assets	$115	$434	$—	$—	$—	$—	$—	$99	$—	$—
Loans and leases	16,416	17,223	—	—	—	—	—	—	—	—
All other assets	264	427	—	—	—	—	—	—	—	—
Total assets	$16,795	$18,084	$—	$—	$—	$—	$—	$99	$—	$—
On-balance sheet liabilities
Long-term debt	$—	$—	$—	$—	$—	$—	$—	$74	$—	$—
All other liabilities	3	4	—	—	—	—	—	—	—	—
Total liabilities	$3	$4	$—	$—	$—	$—	$—	$74	$—	$—

(1)
Maximum loss exposure includes obligations under loss-sharing reinsurance and other arrangements for non-agency residential mortgage and commercial mortgage securitizations, but excludes the liability for representations and warranties obligations and corporate guarantees and also excludes servicing advances and other servicing rights and obligations. For additional information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 14 – Fair Value Measurements.

(2)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three months ended March 31, 2017 and 2016, the Corporation recognized $15 million and $2 million of credit-related impairment losses in earnings on those securities classified as AFS debt securities and none on HTM securities.

(3)
Not included in the table above are all other assets of $118 million and $189 million, representing the unpaid principal balance of mortgage loans eligible for repurchase from unconsolidated residential mortgage securitization vehicles, principally guaranteed by GNMA, and all other liabilities of $118 million and $189 million, representing the principal amount that would be payable to the securitization vehicles if the Corporation was to exercise the repurchase option, at March 31, 2017 and December 31, 2016.

(4)	Principal balance outstanding includes loans where the Corporation was the transferor to securitization vehicles with which it has continuing involvement, which may include servicing the loans.

97 Bank of America

Other Asset-backed Securitizations
The table below summarizes select information related to home equity loan, credit card and other asset-backed VIEs in which the Corporation held a variable interest at March 31, 2017 and December 31, 2016.

Home Equity Loan, Credit Card and Other Asset-backed VIEs

	Home Equity Loan (1)		Credit Card (2, 3)		Resecuritization Trusts		Municipal Bond Trusts		Other Securitization Trusts
(Dollars in millions)	March 31 2017	December 31 2016	March 31 2017	December 31 2016	March 31 2017	December 31 2016	March 31 2017	December 31 2016	March 31 2017	December 31 2016
Unconsolidated VIEs
Maximum loss exposure	$2,453	$2,732	$—	$—	$9,557	$9,906	$1,603	$1,635	$46	$47
On-balance sheet assets
Senior securities held (4, 5):
Trading account assets	$—	$—	$—	$—	$936	$902	$23	$—	$—	$—
Debt securities carried at fair value	43	46	—	—	2,181	2,338	—	—	46	47
Held-to-maturity securities	—	—	—	—	6,342	6,569	—	—	—	—
Subordinate securities held (4, 5):
Trading account assets	—	—	—	—	27	27	—	—	—	—
Debt securities carried at fair value	—	—	—	—	71	70	—	—	—	—
Total retained positions	$43	$46	$—	$—	$9,557	$9,906	$23	$—	$46	$47
Total assets of VIEs (6)	$3,949	$4,274	$—	$—	$18,792	$22,155	$2,336	$2,406	$169	$174

Consolidated VIEs
Maximum loss exposure	$139	$149	$23,156	$25,859	$282	$420	$1,326	$1,442	$—	$—
On-balance sheet assets
Trading account assets	$—	$—	$—	$—	$1,096	$1,428	$1,325	$1,454	$—	$—
Loans and leases	225	244	33,125	35,135	—	—	—	—	—	—
Allowance for loan and lease losses	(15)	(16)	(980)	(1,007)	—	—	—	—	—	—
All other assets	6	7	1,548	793	—	—	1	—	—	—
Total assets	$216	$235	$33,693	$34,921	$1,096	$1,428	$1,326	$1,454	$—	$—
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—	$185	$348	$—	$—
Long-term debt	97	108	10,527	9,049	814	1,008	—	12	—	—
All other liabilities	—	—	10	13	—	—	—	—	—	—
Total liabilities	$97	$108	$10,537	$9,062	$814	$1,008	$185	$360	$—	$—

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

(2)	At March 31, 2017 and December 31, 2016, loans and leases in the consolidated credit card trust included $13.9 billion and $17.6 billion of seller’s interest.

(3)	At March 31, 2017 and December 31, 2016, all other assets in the consolidated credit card trust included restricted cash, certain short-term investments, and unbilled accrued interest and fees.

(4)
As a holder of these securities, the Corporation receives scheduled principal and interest payments. During the three months ended March 31, 2017 and 2016, the Corporation recognized $2 million and $1 million of credit-related impairment losses in earnings on those securities classified as AFS debt securities and none on HTM securities.

(5)	The retained senior and subordinate securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).

(6)	Total assets include loans the Corporation transferred with which it has continuing involvement, which may include servicing the loan.
Home Equity Loans
The Corporation retains interests in home equity securitization trusts to which it transferred home equity loans. These retained interests include senior and subordinate securities and residual interests. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. The Corporation typically services the loans in the trusts. Except as described below and in Note 7 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties. There were no securitizations of home equity loans during the three months ended March 31, 2017 and 2016, and all of the home equity trusts that hold revolving home equity lines of credit (HELOCs) have entered the rapid amortization phase.
The maximum loss exposure in the table above includes the Corporation’s obligation to provide subordinate funding to the consolidated and unconsolidated home equity loan securitizations that have entered the rapid amortization phase. During this period, cash payments from borrowers are accumulated to repay outstanding debt securities, and the Corporation continues to make advances to borrowers when they draw on their lines of credit. At March 31, 2017 and December 31, 2016, home equity loan securitizations in rapid amortization for which the Corporation has a subordinate funding obligation, including both consolidated and unconsolidated trusts, had $2.4 billion and $2.7 billion of trust certificates outstanding that were held by third parties. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn available credit on the home equity lines, performance of the loans, the amount of subsequent draws and the timing of related cash flows. Amounts actually funded by the Corporation under this obligation totaled $0 and $1 million for the three months ended March 31, 2017 and 2016.

Bank of America 98

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
During the three months ended March 31, 2017 and 2016, $2.0 billion and $0 of new senior debt securities were issued to third-party investors from the credit card securitization trust.
The Corporation held subordinate securities issued by the credit card securitization trust with a notional principal amount of $7.7 billion and $7.5 billion at March 31, 2017 and December 31, 2016. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. There were $323 million and $0 of these subordinate securities issued during the three months ended March 31, 2017 and 2016.
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
The Corporation resecuritized $7.8 billion and $6.6 billion of securities during the three months ended March 31, 2017 and 2016. Securities transferred into resecuritization vehicles during the three months ended March 31, 2017 and 2016 were measured at fair value with changes in fair value recorded in trading account profits prior to the resecuritization and no gain or loss on sale was recorded. Resecuritization proceeds included securities with an initial fair value of $734 million and $1.0 billion during the three months ended March 31, 2017 and 2016. All of the securities received as resecuritization proceeds were classified as trading securities and were categorized as Level 2 within the fair value hierarchy.
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
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $1.6 billion at both March 31, 2017 and December 31, 2016. The weighted-average remaining life of bonds held in the trusts at March 31, 2017 was 5.2 years. There were no material write-downs or downgrades of assets or issuers during the three months ended March 31, 2017 and 2016.
Other Variable Interest Entities
The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at March 31, 2017 and December 31, 2016.

Other VIEs

	March 31, 2017			December 31, 2016
(Dollars in millions)	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
Maximum loss exposure	$6,210	$17,899	$24,109	$6,114	$17,707	$23,821
On-balance sheet assets
Trading account assets	$2,644	$224	$2,868	$2,358	$233	$2,591
Debt securities carried at fair value	—	161	161	—	75	75
Loans and leases	3,421	3,351	6,772	3,399	3,249	6,648
Allowance for loan and lease losses	(9)	(28)	(37)	(9)	(24)	(33)
Loans held-for-sale	128	906	1,034	188	464	652
All other assets	342	13,080	13,422	369	13,156	13,525
Total	$6,526	$17,694	$24,220	$6,305	$17,153	$23,458
On-balance sheet liabilities
Long-term debt (1)	$506	$—	$506	$395	$—	$395
All other liabilities	24	2,984	3,008	24	2,959	2,983
Total	$530	$2,984	$3,514	$419	$2,959	$3,378
Total assets of VIEs	$6,526	$63,875	$70,401	$6,305	$62,095	$68,400

(1)	Includes $214 million and $229 million of long-term debt at March 31, 2017 and December 31, 2016 issued by other consolidated VIEs, which has recourse to the general credit of the Corporation.

99 Bank of America

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
The Corporation’s maximum loss exposure to consolidated and unconsolidated customer vehicles totaled $2.6 billion and $2.9 billion at March 31, 2017 and December 31, 2016, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the vehicles. The maximum loss exposure has not been reduced to reflect the benefit of offsetting swaps with the customers or collateral arrangements. The Corporation also had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated vehicles of $64 million and $323 million at March 31, 2017 and December 31, 2016, that are included in the table above.
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
The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $586 million and $430 million at March 31, 2017 and December 31, 2016. This exposure is calculated on a gross basis and does not reflect any benefit from insurance purchased from third parties.
Investment Vehicles
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At March 31, 2017 and December 31, 2016, the Corporation’s consolidated investment vehicles had total assets of $778 million and $846 million. The Corporation also held investments in unconsolidated vehicles with total assets of $18.7 billion and $17.3 billion at March 31, 2017 and December 31, 2016. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment vehicles totaled $5.3 billion and $5.1 billion at March 31, 2017 and December 31, 2016 comprised primarily of on-balance sheet assets less non-recourse liabilities.

In prior periods, the Corporation transferred servicing advance receivables to independent third parties in connection with the sale of MSRs. Portions of the receivables were transferred into unconsolidated securitization trusts. The Corporation retained senior interests in such receivables with a maximum loss exposure and funding obligation of $90 million and $150 million, including a funded balance of $67 million and $75 million at March 31, 2017 and December 31, 2016, which were classified in other debt securities carried at fair value.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $2.7 billion and $2.6 billion at March 31, 2017 and December 31, 2016. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
Tax Credit Vehicles
The Corporation holds investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, wind and solar projects. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the vehicle. The Corporation earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure included in the Other VIEs table was $12.8 billion and $12.6 billion at March 31, 2017 and December 31, 2016. The Corporation’s risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment.
The Corporation's investments in affordable housing partnerships, which are reported in other assets on the Consolidated Balance Sheet, totaled $7.4 billion, including unfunded commitments to provide capital contributions of $2.7 billion at both March 31, 2017 and December 31, 2016. The unfunded commitments are expected to be paid over the next five years. The Corporation recognized tax credits and other tax benefits from investments in affordable housing partnerships of $251 million and reported pretax losses in other noninterest income of $196 million for the three months ended March 31, 2017. For the same period in 2016, the Corporation recognized tax credits and other tax benefits of $193 million and pretax losses of $198 million. Tax credits are recognized as part of the Corporation's annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year's expected tax benefits recognized in any given quarter may differ from 25 percent. The Corporation may from time to time be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant.
NOTE 7 Representations and Warranties Obligations and Corporate Guarantees
Background
The Corporation securitizes first-lien residential mortgage loans generally in the form of RMBS guaranteed by the GSEs or by GNMA in the case of FHA-insured, VA-guaranteed and Rural Housing

Bank of America 100

Service-guaranteed mortgage loans, and sells pools of first-lien residential mortgage loans in the form of whole loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans. In connection with these transactions, the Corporation or certain of its subsidiaries or legacy companies make and have made various representations and warranties. Breaches of these representations and warranties have resulted in and may continue to result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to investors, securitization trusts, guarantors, insurers or other parties (collectively, repurchases).
Settlement Actions
The Corporation has vigorously contested any request for repurchase where it has concluded that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve legacy mortgage-related issues, the Corporation has reached bulk settlements, certain of which have been for significant amounts, in lieu of a loan-by-loan review process, including settlements with the GSEs, four monoline insurers and Bank of New York Mellon (BNY Mellon), as trustee for certain securitization trusts. These bulk settlements generally did not cover all transactions with the relevant counterparties or all potential claims that may arise, including in some instances securities law, fraud, indemnification and servicing claims, some of which have been addressed separately. The Corporation’s liability in connection with the transactions and claims not covered by these settlements could be material to the Corporation’s results of operations or liquidity for any particular reporting period. The Corporation may reach other settlements in the future if opportunities arise on terms it believes to be advantageous. However, there can be no assurance that the Corporation will reach future settlements or, if it does, that the terms of past settlements can be relied upon to predict the terms of future settlements.
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
The table below presents unresolved repurchase claims at March 31, 2017 and December 31, 2016. The unresolved repurchase claims include only claims where the Corporation believes that the counterparty has the contractual right to submit claims. The unresolved repurchase claims predominantly relate to subprime and pay option first-lien loans and home equity loans. For additional information, see Private-label Securitizations and Whole-loan Sales Experience in this Note and Note 12 – Commitments and Contingencies to the Consolidated Financial

Statements of the Corporation's 2016 Annual Report on Form 10-K.

Unresolved Repurchase Claims by Counterparty, net of duplicate claims

(Dollars in millions)	March 31 2017	December 31 2016
By counterparty
Private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and other (1)	$16,678	$16,685
Monolines	1,583	1,583
GSEs	4	9
Total unresolved repurchase claims by counterparty, net of duplicate claims	$18,265	$18,277

(1)	Includes $11.9 billion of claims based on individual file reviews and $4.8 billion of claims submitted without individual file reviews at both March 31, 2017 and December 31, 2016.
During the three months ended March 31, 2017, the Corporation received $24 million in new repurchase claims and $36 million in claims were resolved. Of the remaining unresolved monoline claims, substantially all of the claims pertain to second-lien loans and are currently the subject of litigation with a single monoline insurer. There may be additional claims or file requests in the future.
In addition to the unresolved repurchase claims in the Unresolved Repurchase Claims by Counterparty, net of duplicate claims table, the Corporation has received notifications from sponsors of third-party securitizations with whom the Corporation engaged in whole-loan transactions indicating that the Corporation may have indemnity obligations with respect to loans for which the Corporation has not received a repurchase request. These outstanding notifications totaled $1.3 billion at both March 31, 2017 and December 31, 2016. There were no new notifications received during the three months ended March 31, 2017.
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
At both March 31, 2017 and December 31, 2016, for loans originated between 2004 and 2008, the notional amount of unresolved repurchase claims submitted by private-label

101 Bank of America

securitization trustees, whole-loan investors, including third-party securitization sponsors, and others was $16.6 billion. The notional amount of unresolved repurchase claims at both March 31, 2017 and December 31, 2016 included $5.6 billion of claims related to loans in specific private-label securitization groups or tranches where the Corporation owns substantially all of the outstanding securities or will otherwise realize the benefit of any repurchase claims paid.
The notional amount of outstanding unresolved repurchase claims remained relatively unchanged at March 31, 2017 compared to December 31, 2016. Outstanding repurchase claims remained unresolved primarily due to (1) the level of detail, support and analysis accompanying such claims, which impact overall claim quality and, therefore, claims resolution, and (2) the lack of an established process to resolve disputes related to these claims.
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
The Corporation’s representations and warranties liability and the corresponding estimated range of possible loss at March 31, 2017 considers, among other things, the repurchase experience implied in the settlements with BNY Mellon and other counterparties. Since the securitization trusts that were included in the settlements with BNY Mellon and other counterparties differ from other securitization trusts, the Corporation adjusts the experience implied by those prior settlements based on the characteristics of those trusts where the Corporation has a continuing possibility of timely claims in order to determine the representations and warranties liability and the corresponding estimated range of possible loss.

The table below presents a rollforward of the liability for representations and warranties and corporate guarantees.

Representations and Warranties and Corporate Guarantees
	Three Months Ended March 31
(Dollars in millions)	2017	2016
Liability for representations and warranties and corporate guarantees, January 1	$2,339	$11,326
Additions for new sales	1	1
Payments (1)	(43)	(8,557)
Provision (benefit)	(3)	42
Liability for representations and warranties and corporate guarantees, March 31	$2,294	$2,812

(1)	In February 2016, the Corporation made an $8.5 billion settlement payment to BNY Mellon as part of the settlement with BNY Mellon.
The representations and warranties liability represents the Corporation’s best estimate of probable incurred losses as of March 31, 2017. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. The Corporation currently estimates that the range of possible loss for representations and warranties exposures could be up to $2 billion over existing accruals at March 31, 2017. The Corporation treats claims that are time-barred as resolved and does not consider such claims in the estimated range of possible loss. The estimated range of possible loss reflects principally exposures related to loans in private-label securitization trusts. It represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.
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
Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from the Corporation’s assumptions in predictive models, including, without limitation, the actual repurchase rates on loans in trusts not settled as part of the settlements with BNY Mellon and other counterparties which may be different than the implied repurchase experience, estimated MI rescission rates, economic conditions, estimated home prices, consumer and counterparty behavior, the applicable statute of limitations, potential indemnity obligations to third parties to whom the Corporation has sold loans subject to representations and warranties, and a variety of other judgmental factors. Adverse developments with respect to one or more of the assumptions underlying the liability for representations and warranties and the corresponding estimated range of possible loss, such as counterparties successfully challenging or avoiding the application of the relevant statute of limitations, could result in significant increases to future provisions and/or the estimated range of possible loss.

Bank of America 102

NOTE 8 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment and All Other at March 31, 2017 and December 31, 2016. The reporting units utilized for goodwill impairment testing are the operating segments or one level below. For more information, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.

Goodwill
(Dollars in millions)	March 31 2017	December 31 2016
Consumer Banking	$30,123	$30,123
Global Wealth & Investment Management	9,681	9,681
Global Banking	23,923	23,923
Global Markets	5,197	5,197
All Other	820	820
Less: Goodwill of business held for sale (1)	(775)	(775)
Total goodwill	$68,969	$68,969

(1)	Reflects the goodwill assigned to the non-U.S. consumer credit card business, which is included in assets of business held for sale on the Consolidated Balance Sheet.
Intangible Assets
The table below presents the gross and net carrying values and accumulated amortization for intangible assets at March 31, 2017 and December 31, 2016.

Intangible Assets (1, 2)
	March 31, 2017			December 31, 2016
(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Purchased credit card and affinity relationships	$6,841	$6,311	$530	$6,830	$6,243	$587
Core deposit and other intangibles (3)	3,836	2,071	1,765	3,836	2,046	1,790
Customer relationships	3,887	3,355	532	3,887	3,275	612
Total intangible assets (4)	$14,564	$11,737	$2,827	$14,553	$11,564	$2,989

(1)	Excludes fully amortized intangible assets.

(2)	At March 31, 2017 and December 31, 2016, none of the intangible assets were impaired.

(3)	Includes $1.6 billion at both March 31, 2017 and December 31, 2016 of intangible assets associated with trade names that have an indefinite life and, accordingly, are not amortized.

(4)
Includes $61 million and $67 million at March 31, 2017 and December 31, 2016 of intangible assets assigned to the non-U.S. consumer credit card business, which is included in assets of business held for sale on the Consolidated Balance Sheet.

Amortization of intangibles expense was $162 million and $187 million for the three months ended March 31, 2017 and 2016. The Corporation estimates aggregate amortization expense will be $464 million for remainder of 2017, and $538 million, $109 million, $48 million, $2 million and $1 million for the years ended 2018, 2019, 2020, 2021, and 2022.

NOTE 9 Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings
The table below presents federal funds sold or purchased, securities financing agreements, which include securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase, and short-term borrowings. The Corporation elects to account for certain securities financing agreements and short-term borrowings under the fair value option. For more information on the election of the fair value option, see Note 15 – Fair Value Option.

	Three Months Ended March 31
	2017		2016
(Dollars in millions)	Amount	Rate	Amount	Rate
Federal funds sold and securities borrowed or purchased under agreements to resell
Average during period	$216,402	0.82%	$209,183	0.53%
Maximum month-end balance during period	223,499	n/a	221,129	n/a
Federal funds purchased and securities loaned or sold under agreements to repurchase
Average during period	$191,677	0.93%	$191,297	1.03%
Maximum month-end balance during period	199,926	n/a	196,631	n/a
Short-term borrowings
Average during period	40,040	2.11	30,693	1.58
Maximum month-end balance during period	44,944	n/a	30,881	n/a
n/a = not applicable

103 Bank of America

Offsetting of Securities Financing Agreements
The Corporation enters into securities financing agreements to accommodate customers (also referred to as “matched-book transactions”), obtain securities to cover short positions, and to finance inventory positions. Substantially all of the Corporation’s securities financing activities are transacted under legally enforceable master repurchase agreements or legally enforceable master securities lending agreements that give the Corporation, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Corporation offsets securities financing transactions with the same counterparty on the Consolidated Balance Sheet where it has such a legally enforceable master netting agreement and the transactions have the same maturity date.
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at March 31, 2017 and December 31, 2016. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 2 – Derivatives.
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

Securities Financing Agreements

	March 31, 2017
(Dollars in millions)	Gross Assets/Liabilities	Amounts Offset	Net Balance Sheet Amount	Financial Instruments	Net Assets/Liabilities
Securities borrowed or purchased under agreements to resell (1)	$354,116	$(143,383)	$210,733	$(164,220)	$46,513

Securities loaned or sold under agreements to repurchase	$329,468	$(143,383)	$186,085	$(154,145)	$31,940
Other	16,102	—	16,102	(16,102)	—
Total	$345,570	$(143,383)	$202,187	$(170,247)	$31,940

	December 31, 2016
Securities borrowed or purchased under agreements to resell (1)	$326,970	$(128,746)	$198,224	$(154,974)	$43,250

Securities loaned or sold under agreements to repurchase	$299,028	$(128,746)	$170,282	$(140,774)	$29,508
Other	14,448	—	14,448	(14,448)	—
Total	$313,476	$(128,746)	$184,730	$(155,222)	$29,508

(1)	Excludes repurchase activity of $9.5 billion and $10.1 billion reported in loans and leases on the Consolidated Balance Sheet at March 31, 2017 and December 31, 2016.

Bank of America 104

Repurchase Agreements and Securities Loaned Transactions Accounted for as Secured Borrowings
The tables below present securities sold under agreements to repurchase and securities loaned by remaining contractual term to maturity and class of collateral pledged. Included in “Other” are transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged as collateral or sold. Certain agreements contain a right to substitute collateral and/or terminate the agreement prior to maturity at the option of the Corporation or the counterparty. Such agreements are included in the table below based on the remaining contractual term to maturity. At March 31, 2017 and December 31, 2016, the Corporation had no outstanding repurchase-to-maturity transactions.

Remaining Contractual Maturity

	March 31, 2017
(Dollars in millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
Securities sold under agreements to repurchase	$134,495	$82,101	$36,219	$52,163	$304,978
Securities loaned	18,164	760	1,430	4,136	24,490
Other	16,102	—	—	—	16,102
Total	$168,761	$82,861	$37,649	$56,299	$345,570

	December 31, 2016
Securities sold under agreements to repurchase	$129,853	$77,780	$31,851	$40,752	$280,236
Securities loaned	8,564	6,602	1,473	2,153	18,792
Other	14,448	—	—	—	14,448
Total	$152,865	$84,382	$33,324	$42,905	$313,476

(1)	No agreements have maturities greater than three years.

Class of Collateral Pledged

	March 31, 2017
(Dollars in millions)	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
U.S. government and agency securities	$165,255	$—	$194	$165,449
Corporate securities, trading loans and other	10,582	1,792	163	12,537
Equity securities	26,685	15,092	15,702	57,479
Non-U.S. sovereign debt	94,628	7,606	43	102,277
Mortgage trading loans and ABS	7,828	—	—	7,828
Total	$304,978	$24,490	$16,102	$345,570

	December 31, 2016
U.S. government and agency securities	$153,184	$—	$70	$153,254
Corporate securities, trading loans and other	11,086	1,630	127	12,843
Equity securities	24,007	11,175	14,196	49,378
Non-U.S. sovereign debt	84,171	5,987	55	90,213
Mortgage trading loans and ABS	7,788	—	—	7,788
Total	$280,236	$18,792	$14,448	$313,476
The Corporation is required to post collateral with a market value equal to or in excess of the principal amount borrowed under repurchase agreements. For securities loaned transactions, the Corporation receives collateral in the form of cash, letters of credit or other securities. To help ensure that the market value of the underlying collateral remains sufficient, collateral is generally valued daily, and the Corporation may be required to deposit additional collateral or may receive or return collateral pledged when appropriate. Repurchase agreements and securities loaned transactions are generally either overnight, continuous (i.e., no stated term) or short-term. The Corporation manages liquidity risks related to these agreements by sourcing funding from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

105 Bank of America

NOTE 10 Commitments and Contingencies
In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Consolidated Balance Sheet. For more information on commitments and contingencies, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The table below includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated or participated) to other financial institutions. The distributed amounts were $11.9 billion and $12.1 billion at March 31, 2017 and December 31, 2016. At March 31, 2017, the carrying value of these commitments, excluding commitments accounted for under the fair value option, was $776 million, including deferred revenue of $19 million and a reserve for unfunded lending commitments of $757 million. At December 31, 2016, the comparable amounts were $779 million, $17 million and $762 million, respectively. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
The table below also includes the notional amount of commitments of $5.9 billion and $7.0 billion at March 31, 2017 and December 31, 2016 that are accounted for under the fair value option. However, the table below excludes cumulative net fair value of $135 million and $173 million on these commitments, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

Credit Extension Commitments

	March 31, 2017
(Dollars in millions)	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
Notional amount of credit extension commitments
Loan commitments	$77,131	$134,993	$148,994	$23,951	$385,069
Home equity lines of credit	8,973	8,539	2,469	26,912	46,893
Standby letters of credit and financial guarantees (1)	19,549	10,991	2,852	1,068	34,460
Letters of credit	1,164	101	97	49	1,411
Legally binding commitments	106,817	154,624	154,412	51,980	467,833
Credit card lines (2)	384,891	—	—	—	384,891
Total credit extension commitments	$491,708	$154,624	$154,412	$51,980	$852,724

	December 31, 2016
Notional amount of credit extension commitments
Loan commitments	$82,609	$133,063	$152,854	$22,129	$390,655
Home equity lines of credit	8,806	10,701	2,644	25,050	47,201
Standby letters of credit and financial guarantees (1)	19,165	10,754	3,225	1,027	34,171
Letters of credit	1,285	103	114	53	1,555
Legally binding commitments	111,865	154,621	158,837	48,259	473,582
Credit card lines (2)	377,773	—	—	—	377,773
Total credit extension commitments	$489,638	$154,621	$158,837	$48,259	$851,355

(1)
The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $25.8 billion and $8.3 billion at March 31, 2017, and $25.5 billion and $8.3 billion at December 31, 2016. Amounts in the table include consumer SBLCs of $399 million and $376 million at March 31, 2017 and December 31, 2016.

(2)	Includes business card unused lines of credit.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
Other Commitments
At March 31, 2017 and December 31, 2016, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $537 million and $767 million, and commitments to purchase commercial loans of $564 million and $636 million, which upon settlement will be included in loans or LHFS.
At March 31, 2017 and December 31, 2016, the Corporation had commitments to purchase commodities, primarily liquefied natural gas of $1.5 billion and $1.9 billion, which upon settlement will be included in trading account assets.
At March 31, 2017 and December 31, 2016, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $61.5 billion and $48.9 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $36.6 billion and $24.4 billion. These commitments expire within the next 12 months.
The Corporation has entered into agreements to purchase retail automotive loans from certain auto loan originators. These agreements provide for stated purchase amounts and contain cancellation provisions that allow the Corporation to terminate its commitment to purchase at any time, with a minimum notification period. At March 31, 2017 and December 31, 2016, the Corporation’s maximum purchase commitment was $175 million

Bank of America 106

and $475 million. In addition, the Corporation has a commitment to originate or purchase auto loans and leases from a strategic partner up to $1.9 billion for the remainder of 2017, with this commitment expiring on December 31, 2017.
The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $1.7 billion, $2.2 billion, $1.9 billion, $1.7 billion and $1.4 billion for the remainder of 2017 and the years through 2021, respectively, and $5.1 billion in the aggregate for all years thereafter.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At March 31, 2017 and December 31, 2016, the notional amount of these guarantees, which are recorded as derivatives totaled $14.0 billion and $13.9 billion. At both March 31, 2017 and December 31, 2016, the Corporation’s maximum exposure related to these guarantees totaled $3.2 billion, with estimated maturity dates between 2031 and 2039. The net fair value including the fee receivable associated with these guarantees was $3 million and $4 million at March 31, 2017 and December 31, 2016, and reflects the probability of surrender as well as the multiple structural protection features in the contracts.
Merchant Services
In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. If the merchant defaults on its obligation to reimburse the cardholder, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. For the three months ended March 31, 2017 and 2016, the sponsored entities processed and settled $186.8 billion and $159.4 billion of transactions and recorded losses of $7 million and $6 million. A significant portion of this activity was processed by a joint venture in which the Corporation holds a 49 percent ownership, and is recorded in other assets on the Consolidated Balance Sheet and in All Other. At both March 31, 2017 and December 31, 2016, the carrying value of the Corporation's investment in the merchant services joint venture was $2.9 billion. At March 31, 2017 and December 31, 2016, the sponsored merchant processing servicers held as collateral $210 million and $188 million of merchant escrow deposits which may be used to offset amounts due from the individual merchants.
The Corporation believes the maximum potential exposure for chargebacks would not exceed the total amount of merchant transactions processed through Visa and MasterCard for the last six months, which represents the claim period for the cardholder, plus any outstanding delayed-delivery transactions. As of March 31, 2017 and December 31, 2016, the maximum potential exposure for sponsored transactions totaled $322.8 billion and $325.7 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.
Other Guarantees
The Corporation has entered into additional guarantee agreements and commitments, including sold risk participation swaps, liquidity facilities, lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $6.4 billion and $6.7 billion at March 31, 2017 and December 31, 2016. The estimated maturity dates of these obligations extend up to 2040. The Corporation has made no material payments under these guarantees.
In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non-ISDA related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.
Payment Protection Insurance Claims Matter
In the U.K., the Corporation previously sold PPI through its international card services business to credit card customers and consumer loan customers. In response to customer complaints across the industry, media coverage and pressure from consumer advocacy groups, the Prudential Regulation Authority and the Financial Conduct Authority (FCA) investigated and raised concerns about the way some companies handled complaints related to the sale of these insurance policies. On March 2, 2017, the FCA issued its final rules and guidance on PPI complaints and included an August 29, 2019 deadline for customers to file a complaint.
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
The reserve for PPI claims was $225 million and $252 million at March 31, 2017 and December 31, 2016. The Corporation recorded no expense for the three months ended March 31, 2017 and 2016.
Litigation and Regulatory Matters
The following supplements the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K (the prior commitments and contingencies disclosure).
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

107 Bank of America

In accordance with applicable accounting guidance, the Corporation establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation-related expense of $274 million and $388 million was recognized for the three months ended March 31, 2017 and 2016.
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
Deposit Insurance Assessment
On February 24, 2017, BANA filed an answer to the complaint in which it disputed the Federal Deposit Insurance Corporation's (FDIC) claims and asserted a counterclaim against the FDIC challenging the validity of the 2011 and 2012 FDIC rules on which the FDIC's complaint is based. On March 9, 2017, the FDIC invoiced BANA for additional deposit insurance and interest in the amount of $583 million for the quarters ending March 31, 2012 through March 31, 2013. On April 7, 2017, the FDIC amended its complaint to add a claim for this additional amount. Pending final resolution, BANA has pledged security satisfactory to the FDIC related to the disputed additional assessment amounts reflected in the FDIC's December 15, 2016 and March 9, 2017 invoices.
Interchange and Related Litigation
On March 27, 2017, the United States Supreme Court denied the certiorari petition filed by counsel for the class seeking review of the Second Circuit decision.
U.S. Bank -- Harborview Mortgage Repurchase Litigation
On March 6, 2017, U.S. Bank, National Association (U.S. Bank), as trustee for the HarborView Mortgage Loan Trust 2005-10, filed a petition in the State of Minnesota, Hennepin County District Court, seeking instructions from that court regarding, among other things, the acceptance or rejection of the proposed settlement and the proposed allocation and distribution of any settlement proceeds received by U.S. Bank as trustee (the "Minnesota Action"). On March 23, 2017, the New York state court in the underlying action entered a stipulated order implementing a stay pending resolution of the Minnesota Action. Certain stakeholders have filed separate actions in New York federal court and Minnesota state court seeking, among other things, to enjoin U.S. Bank's acceptance of the proposed settlement.

Bank of America 108

NOTE 11 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share

April 26, 2017	June 2, 2017	June 30, 2017	$0.075
January 26, 2017	March 3, 2017	March 31, 2017	0.075

(1)	In 2017 and through May 2, 2017.
The Corporation’s 2016 Comprehensive Capital Analysis and Review (CCAR) capital plan included requests to repurchase $5.0 billion of common stock over four quarters beginning in the third quarter of 2016, to repurchase common stock to offset the dilution resulting from certain equity-based compensation awards and to increase the quarterly common stock dividend from $0.05 per share to $0.075. On January 13, 2017, the Corporation announced a plan to repurchase $1.8 billion of common stock during the first half of 2017, to which the Federal Reserve did not object, in addition to the previously announced repurchases associated with the 2016 CCAR capital plan. During the three months ended March 31, 2017, the Corporation repurchased and retired 114 million shares of common stock, which reduced shareholders' equity by $2.7 billion.
The Corporation has warrants outstanding and exercisable to purchase 122 million shares of its common stock expiring on October 28, 2018, and warrants outstanding and exercisable to purchase 150 million shares of common stock expiring on January 16, 2019. These warrants were originally issued in connection with preferred stock issuances to the U.S. Department of the Treasury in 2009 and 2008, and are listed on the New York Stock Exchange. The exercise price of the warrants expiring on January 16, 2019 is subject to continued adjustment each time the quarterly cash dividend is in excess of $0.01 per common share to compensate the holders of the warrants for dilution resulting from an increased dividend. As a result of the Corporation’s first-quarter 2017 dividend of $0.075 per common share, the exercise price of the warrants expiring on January 16, 2019 was adjusted to $12.904 per share. The warrants expiring on October 28, 2018, which have an exercise price of $30.79 per share, also contain this anti-dilution provision except the adjustment is triggered only when the Corporation declares quarterly dividends at a level greater than $0.32 per common share.
During the three months ended March 31, 2017, in connection with employee stock plans, the Corporation issued approximately 60 million shares and repurchased approximately 24 million shares of its common stock to satisfy tax withholding obligations. At March 31, 2017, the Corporation had reserved 1.6 billion unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.
Preferred Stock
During the three months ended March 31, 2017, the Corporation declared $502 million of cash dividends on preferred stock. There were no issuances of preferred stock during the three months ended March 31, 2017.
Restricted Stock Units
During the three months ended March 31, 2017, the Corporation granted 85 million restricted stock unit (RSU) awards to certain employees under the Bank of America Corporation Key Employee Equity Plan. Generally, one-third of the RSUs vest on each of the first three anniversaries of the grant date provided that the employee remains continuously employed with the Corporation during that time. The RSUs granted during the three months ended March 31, 2017 were authorized to settle predominantly in shares of common stock of the Corporation, and will be expensed ratably over the vesting period, net of estimated forfeitures, for non-retirement eligible employees based on the grant-date fair value of the shares. Certain RSUs will be settled in cash or contain settlement provisions that subject these awards to variable accounting whereby compensation expense is adjusted to fair value based on changes in the share price of the Corporation's common stock up to the settlement date. For RSUs granted to employees who are retirement eligible or will become retirement eligible during the vesting period, the RSUs are expensed as of the grant date or ratably over the period from the grant date to the date the employee becomes retirement eligible, net of estimated forfeitures. For additional information, see Note 18 – Stock-based Compensation Plans to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.
Accounting for Share-based Compensation
The FASB issued new accounting guidance, which was effective on January 1, 2017, that simplifies certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under this new accounting guidance, all excess tax benefits and tax deficiencies on the delivery of share-based awards are recognized as discrete items in income tax expense or benefit in the statement of income. Previously such amounts were recorded in shareholders' equity. The adoption of this new accounting guidance resulted in a $222 million tax benefit upon the delivery of share-settled awards in the three months ended March 31, 2017.

109 Bank of America

NOTE 12 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for the three months ended March 31, 2017 and 2016.

(Dollars in millions)	Debt Securities	Available-for- Sale Marketable Equity Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2015	$16	$62	$(611)	$(1,077)	$(2,956)	$(792)	$(5,358)
Net change	2,389	(33)	127	24	10	12	2,529
Balance, March 31, 2016	$2,405	$29	$(484)	$(1,053)	$(2,946)	$(780)	$(2,829)

Balance, December 31, 2016	$(1,299)	$32	$(767)	$(895)	$(3,480)	$(879)	$(7,288)
Net change	(103)	4	9	38	27	(3)	(28)
Balance, March 31, 2017	$(1,402)	$36	$(758)	$(857)	$(3,453)	$(882)	$(7,316)
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI before- and after-tax for the three months ended March 31, 2017 and 2016.

Changes in OCI Components Before- and After-tax
	Three Months Ended March 31
	2017			2016
(Dollars in millions)	Before-tax	Tax effect	After-tax	Before-tax	Tax effect	After-tax
Debt securities:
Net increase (decrease) in fair value	$(151)	$63	$(88)	$4,038	$(1,535)	$2,503
Reclassifications into earnings:
Gains on sales of debt securities	(52)	20	(32)	(190)	72	(118)
Other income	27	(10)	17	7	(3)	4
Net realized gains reclassified into earnings	(25)	10	(15)	(183)	69	(114)
Net change	(176)	73	(103)	3,855	(1,466)	2,389
Available-for-sale marketable equity securities:
Net increase (decrease) in fair value	27	(10)	17	(54)	21	(33)
Net realized gains reclassified into earnings (1)	(20)	7	(13)	—	—	—
Net change	7	(3)	4	(54)	21	(33)
Debit valuation adjustments:
Net increase in fair value	9	(4)	5	195	(72)	123
Net realized losses reclassified into earnings (1)	6	(2)	4	7	(3)	4
Net change	15	(6)	9	202	(75)	127
Derivatives:
Net decrease in fair value	(9)	3	(6)	(159)	59	(100)
Reclassifications into earnings:
Net interest income	112	(42)	70	164	(61)	103
Personnel	(42)	16	(26)	34	(13)	21
Net realized losses reclassified into earnings	70	(26)	44	198	(74)	124
Net change	61	(23)	38	39	(15)	24
Employee benefit plans:
Reclassifications into earnings:
Prior service cost	1	—	1	1	—	1
Net actuarial losses	42	(16)	26	24	(10)	14
Net realized losses reclassified into earnings (2)	43	(16)	27	25	(10)	15
Settlements, curtailments and other	—	—	—	—	(5)	(5)
Net change	43	(16)	27	25	(15)	10
Foreign currency:
Net decrease in fair value	(131)	108	(23)	(134)	146	12
Net gains reclassified into earnings (1)	(12)	32	20	—	—	—
Net change	(143)	140	(3)	(134)	146	12
Total other comprehensive income (loss)	$(193)	$165	$(28)	$3,933	$(1,404)	$2,529

(1)	Reclassifications of pretax AFS marketable equity securities, DVA and foreign currency are recorded in other income in the Consolidated Statement of Income.

(2)	Reclassifications of pretax employee benefit plan costs are recorded in personnel expense in the Consolidated Statement of Income.

Bank of America 110

NOTE 13 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for the three months ended March 31, 2017 and 2016 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.

	Three Months Ended March 31
(Dollars in millions, except per share information; shares in thousands)	2017	2016
Earnings per common share
Net income	$4,856	$3,472
Preferred stock dividends	(502)	(457)
Net income applicable to common shareholders	$4,354	$3,015
Average common shares issued and outstanding	10,099,557	10,370,094
Earnings per common share	$0.43	$0.29

Diluted earnings per common share
Net income applicable to common shareholders	$4,354	$3,015
Add preferred stock dividends due to assumed conversions	75	75
Net income allocated to common shareholders	$4,429	$3,090
Average common shares issued and outstanding	10,099,557	10,370,094
Dilutive potential common shares (1)	815,258	729,973
Total diluted average common shares issued and outstanding	10,914,815	11,100,067
Diluted earnings per common share	$0.41	$0.28

(1)	Includes incremental dilutive shares from RSUs, restricted stock and warrants.
The Corporation previously issued a warrant to purchase 700 million shares of the Corporation’s common stock to the holder of the Series T Preferred Stock. The warrant may be exercised, at the option of the holder, through tendering the Series T Preferred Stock or paying cash. For the three months ended March 31, 2017 and 2016, the 700 million average dilutive potential common shares were included in the diluted share count under the “if-converted” method.
For the three months ended March 31, 2017 and 2016, 62 million average dilutive potential common shares associated with the Series L Preferred Stock were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method. For the three months ended March 31, 2017 and 2016, average options to purchase 30 million and 53 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method. For the three months ended March 31, 2017 and 2016, average warrants to purchase 122 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method, and average warrants to purchase 150 million shares of common stock were included in the diluted EPS calculation under the treasury stock method.
NOTE 14 Fair Value Measurements
Under applicable accounting guidance, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. The Corporation categorizes its financial instruments into three levels based on the established fair value hierarchy. The Corporation conducts a review of its fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information regarding the fair value hierarchy and how the Corporation measures fair value, see Note 1 – Summary of Significant Accounting Principles and Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K. The Corporation accounts for certain financial instruments under the fair value option. For additional information, see Note 15 – Fair Value Option.
Valuation Processes and Techniques
The Corporation has various processes and controls in place so that fair value is reasonably estimated. A model validation policy governs the use and control of valuation models used to estimate fair value. This policy requires review and approval of models by personnel who are independent of the front office and periodic reassessments of models so that they are continuing to perform as designed. In addition, detailed reviews of trading gains and losses are conducted on a daily basis by personnel who are independent of the front office. A price verification group, which is also independent of the front office, utilizes available market information including executed trades, market prices and market-observable valuation model inputs so that fair values are reasonably estimated. The Corporation performs due diligence procedures over third-party pricing service providers in order to support their use in the valuation process. Where market information is not available to support internal valuations, independent reviews of the valuations are performed and any material exposures are escalated through a management review process. While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. During the three months ended March 31, 2017, there were no changes to valuation approaches or techniques that had, or are expected to have, a

111 Bank of America

material impact on the Corporation’s consolidated financial position or results of operations.
For information regarding Level 1, 2 and 3 valuation techniques, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at March 31, 2017 and December 31, 2016, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	March 31, 2017
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$58,545	$—	$—	$58,545
Trading account assets:
U.S. Treasury and agency securities (2)	40,582	1,006	—	—	41,588
Corporate securities, trading loans and other	219	27,691	2,029	—	29,939
Equity securities	58,970	25,168	288	—	84,426
Non-U.S. sovereign debt	12,430	13,023	527	—	25,980
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed (2)	—	18,442	—	—	18,442
Mortgage trading loans, ABS and other MBS	—	7,454	1,215	—	8,669
Total trading account assets (3)	112,201	92,784	4,059	—	209,044
Derivative assets (4)	8,218	521,097	4,152	(493,389)	40,078
AFS debt securities:
U.S. Treasury and agency securities	49,013	1,545	—	—	50,558
Mortgage-backed securities:
Agency	—	189,043	—	—	189,043
Agency-collateralized mortgage obligations	—	7,877	—	—	7,877
Non-agency residential	—	1,943	—	—	1,943
Commercial	—	12,572	—	—	12,572
Non-U.S. securities	1,945	3,910	207	—	6,062
Other taxable securities	—	9,240	579	—	9,819
Tax-exempt securities	—	16,815	520	—	17,335
Total AFS debt securities	50,958	242,945	1,306	—	295,209
Other debt securities carried at fair value:
Mortgage-backed securities:
Agency-collateralized mortgage obligations	—	5	—	—	5
Non-agency residential	—	3,058	24	—	3,082
Non-U.S. securities	12,177	1,305	—	—	13,482
Other taxable securities	—	234	—	—	234
Total other debt securities carried at fair value	12,177	4,602	24	—	16,803
Loans and leases	—	6,826	702	—	7,528
Mortgage servicing rights	—	—	2,610	—	2,610
Loans held-for-sale	—	2,953	792	—	3,745
Customer and other receivables	—	250	—	—	250
Debt securities in assets of business held for sale	691	—	—	—	691
Other assets	12,971	1,437	231	—	14,639
Total assets	$197,216	$931,439	$13,876	$(493,389)	$649,142
Liabilities
Interest-bearing deposits in U.S. offices	$—	$598	$—	$—	$598
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	36,437	226	—	36,663
Trading account liabilities:
U.S. Treasury and agency securities	18,392	91	—	—	18,483
Equity securities	30,203	3,064	—	—	33,267
Non-U.S. sovereign debt	13,547	3,723	—	—	17,270
Corporate securities and other	231	7,997	35	—	8,263
Total trading account liabilities	62,373	14,875	35	—	77,283
Derivative liabilities (4)	7,640	520,288	5,817	(497,317)	36,428
Short-term borrowings	—	1,041	—	—	1,041
Accrued expenses and other liabilities	14,650	1,586	9	—	16,245
Long-term debt	—	27,957	1,660	—	29,617
Total liabilities	$84,663	$602,782	$7,747	$(497,317)	$197,875

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $19.2 billion of GSE obligations.

(3)
Includes securities with a fair value of $18.1 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet.

(4)
During the three months ended March 31, 2017, $612 million of derivative assets and $400 million of derivative liabilities were transferred from Level 1 to Level 2 and $111 million of derivative assets and $123 million of derivative liabilities were transferred from Level 2 to Level 1 based on the inputs used to measure fair value. For further disaggregation of derivative assets and liabilities, see Note 2 – Derivatives.

Bank of America 112

	December 31, 2016
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$49,750	$—	$—	$49,750
Trading account assets:
U.S. Treasury and agency securities (2)	34,587	1,927	—	—	36,514
Corporate securities, trading loans and other	171	22,861	2,777	—	25,809
Equity securities	50,169	21,601	281	—	72,051
Non-U.S. sovereign debt	9,578	9,940	510	—	20,028
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed (2)	—	15,799	—	—	15,799
Mortgage trading loans, ABS and other MBS	—	8,797	1,211	—	10,008
Total trading account assets (3)	94,505	80,925	4,779	—	180,209
Derivative assets (4)	7,337	619,848	3,931	(588,604)	42,512
AFS debt securities:
U.S. Treasury and agency securities	46,787	1,465	—	—	48,252
Mortgage-backed securities:
Agency	—	189,486	—	—	189,486
Agency-collateralized mortgage obligations	—	8,330	—	—	8,330
Non-agency residential	—	2,013	—	—	2,013
Commercial	—	12,322	—	—	12,322
Non-U.S. securities	1,934	3,600	229	—	5,763
Other taxable securities	—	10,020	594	—	10,614
Tax-exempt securities	—	16,618	542	—	17,160
Total AFS debt securities	48,721	243,854	1,365	—	293,940
Other debt securities carried at fair value:
Mortgage-backed securities:
Agency-collateralized mortgage obligations	—	5	—	—	5
Non-agency residential	—	3,114	25	—	3,139
Non-U.S. securities	15,109	1,227	—	—	16,336
Other taxable securities	—	240	—	—	240
Total other debt securities carried at fair value	15,109	4,586	25	—	19,720
Loans and leases	—	6,365	720	—	7,085
Mortgage servicing rights	—	—	2,747	—	2,747
Loans held-for-sale	—	3,370	656	—	4,026
Debt securities in assets of business held for sale	619	—	—	—	619
Other assets	11,824	1,739	239	—	13,802
Total assets	$178,115	$1,010,437	$14,462	$(588,604)	$614,410
Liabilities
Interest-bearing deposits in U.S. offices	$—	$731	$—	$—	$731
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	35,407	359	—	35,766
Trading account liabilities:
U.S. Treasury and agency securities	15,854	197	—	—	16,051
Equity securities	25,884	3,014	—	—	28,898
Non-U.S. sovereign debt	9,409	2,103	—	—	11,512
Corporate securities and other	163	6,380	27	—	6,570
Total trading account liabilities	51,310	11,694	27	—	63,031
Derivative liabilities (4)	7,173	615,896	5,244	(588,833)	39,480
Short-term borrowings	—	2,024	—	—	2,024
Accrued expenses and other liabilities	12,978	1,643	9	—	14,630
Long-term debt	—	28,523	1,514	—	30,037
Total liabilities	$71,461	$695,918	$7,153	$(588,833)	$185,699

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $17.5 billion of GSE obligations.

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

113 Bank of America

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2017 and 2016, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements (1)

	Three Months Ended March 31, 2017
				Gross
(Dollars in millions)	Balance January 1 2017	Total Realized/Unrealized Gains/(Losses) (2)	Gains (Losses) in OCI (3)	Purchases	Sales	Issuances	Settlements		Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance March 31 2017	Change in Unrealized Gains/(Losses) Related to Financial Instruments Still Held (2)
Trading account assets:
Corporate securities, trading loans and other	$2,777	$84	$—	$199	$(480)	$—	$(127)		$75	$(499)	$2,029	$56
Equity securities	281	12	—	20	(17)	—	(10)		72	(70)	288	8
Non-U.S. sovereign debt	510	19	10	—	(9)	—	(6)		3	—	527	19
Mortgage trading loans, ABS and other MBS	1,211	107	—	339	(375)	—	(54)		28	(41)	1,215	74
Total trading account assets	4,779	222	10	558	(881)	—	(197)		178	(610)	4,059	157
Net derivative assets (4)	(1,313)	(474)	—	200	(247)	—	170		29	(30)	(1,665)	(489)
AFS debt securities:
Non-U.S. securities	229	—	3	20	—	—	(45)		—	—	207	—
Other taxable securities	594	3	4	—	—	—	(22)		—	—	579	—
Tax-exempt securities	542	—	2	—	(56)	—	(3)		35	—	520	—
Total AFS debt securities	1,365	3	9	20	(56)	—	(70)		35	—	1,306	—
Other debt securities carried at fair value – Non-agency residential MBS	25	(1)	—	—	—	—	—		—	—	24	—
Loans and leases (5, 6)	720	12	—	—	—	—	(30)		—	—	702	12
Mortgage servicing rights (6, 7, 8)	2,747	(27)	—	—	5	75	(190)	(7)	—	—	2,610	(117)
Loans held-for-sale (5)	656	29	6	—	(136)	—	(60)		315	(18)	792	22
Other assets	239	(6)	—	—	—	—	(2)		—	—	231	(6)
Federal funds purchased and securities loaned or sold under agreements to repurchase (5)	(359)	1	—	—	—	(2)	28		—	106	(226)	1
Trading account liabilities – Corporate securities and other	(27)	2	—	—	(10)	—	—		—	—	(35)	2
Accrued expenses and other liabilities (5)	(9)	—	—	—	—	—	—		—	—	(9)	—
Long-term debt (5)	(1,514)	(83)	7	11	—	(130)	159		(178)	68	(1,660)	(83)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)
Includes gains/losses reported in earnings in the following income statement line items: Trading account assets/liabilities - trading account profits (losses); Net derivative assets - primarily trading account profits (losses) and mortgage banking income (loss); MSRs - primarily mortgage banking income (loss); Long-term debt - primarily trading account profits (losses). For MSRs, the amounts reflect the changes in modeled MSR fair value due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve, and periodic adjustments to the valuation model to reflect changes in the modeled relationships between inputs and projected cash flows, as well as changes in cash flow assumptions including cost to service.

(3)
Includes gains/losses in OCI related to unrealized gains/losses on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.

(4)	Net derivatives include derivative assets of $4.2 billion and derivative liabilities of $5.8 billion.

(5)	Amounts represent instruments that are accounted for under the fair value option.

(6)	Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.

(7)	Settlements represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

(8)	MSRs include the $1.9 billion core MSR portfolio held in Consumer Banking, the $208 million non-core MSR portfolio held in All Other and the $481 million non-U.S. MSR portfolio held in Global Markets.

Significant transfers into Level 3, primarily due to decreased price observability, during the three months ended March 31, 2017 included $178 million of trading account assets, $315 million of LHFS and $178 million of long-term debt. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Significant transfers out of Level 3, primarily due to increased price observability, during the three months ended March 31, 2017 included $610 million of trading account assets and $106 million of federal funds purchased and securities loaned or sold under agreements to repurchase.

Bank of America 114

Level 3 – Fair Value Measurements (1)

	Three Months Ended March 31, 2016
				Gross
(Dollars in millions)	Balance January 1 2016	Total Realized/Unrealized Gains/(Losses) (2)	Gains (Losses) in OCI (3)	Purchases	Sales	Issuances	Settlements	Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance March 31 2016	Change in Unrealized Gains/(Losses) Related to Financial Instruments Still Held (2)
Trading account assets:
Corporate securities, trading loans and other	$2,838	$50	$1	$227	$(147)	$—	$(148)	$158	$(25)	$2,954	$33
Equity securities	407	60	—	10	(2)	—	(62)	4	—	417	7
Non-U.S. sovereign debt	521	42	49	3	(1)	—	(42)	—	—	572	41
Mortgage trading loans, ABS and other MBS	1,868	28	(2)	194	(404)	—	(73)	31	(28)	1,614	4
Total trading account assets	5,634	180	48	434	(554)	—	(325)	193	(53)	5,557	85
Net derivative assets (4)	(441)	403	—	89	(175)	—	12	(116)	(87)	(315)	257
AFS debt securities:
Non-agency residential MBS	106	—	5	135	(92)	—	(4)	—	—	150	—
Other taxable securities	757	1	(3)	—	—	—	(16)	—	—	739	—
Tax-exempt securities	569	—	(7)	1	—	—	(1)	—	—	562	—
Total AFS debt securities	1,432	1	(5)	136	(92)	—	(21)	—	—	1,451	—
Other debt securities carried at fair value – Non-agency residential MBS	30	(1)	—	—	—	—	—	—	—	29	—
Loans and leases (5, 6)	1,620	43	—	69	—	25	(35)	5	(30)	1,697	48
Mortgage servicing rights (6, 7, 8)	3,087	(380)	—	—	(1)	136	(211)	—	—	2,631	(437)
Loans held-for-sale (5)	787	73	27	20	(163)	—	(34)	13	(63)	660	58
Other assets	374	(25)	—	34	—	—	(10)	2	—	375	(22)
Federal funds purchased and securities loaned or sold under agreements to repurchase (5)	(335)	(3)	—	—	—	(14)	7	—	—	(345)	(9)
Trading account liabilities – Corporate securities and other	(21)	1	—	—	(8)	—	—	—	—	(28)	1
Short-term borrowings (5)	(30)	1	—	—	—	—	29	—	—	—	—
Accrued expenses and other liabilities (5)	(9)	—	—	—	—	—	—	—	—	(9)	—
Long-term debt (5)	(1,513)	(91)	(7)	9	—	(169)	56	(186)	87	(1,814)	(93)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)
Includes gains/losses reported in earnings in the following income statement line items: Trading account assets/liabilities - trading account profits (losses); Net derivative assets - primarily trading account profits (losses) and mortgage banking income (loss); MSRs - primarily mortgage banking income (loss); Long-term debt - primarily trading account profits (losses). For MSRs, the amounts reflect the changes in modeled MSR fair value due principally to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve.

(3)
Includes gains/losses in OCI related to unrealized gains/losses on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option.  For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.

(4)	Net derivatives include derivative assets of $5.5 billion and derivative liabilities of $5.8 billion.

(5)	Amounts represent instruments that are accounted for under the fair value option.

(6)	Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.

(7)	Settlements represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

(8)	MSRs include the $1.8 billion core MSR portfolio held in Consumer Banking, the $343 million non-core MSR portfolio held in All Other and the $479 million non-U.S. MSR portfolio held in Global Markets.
Significant transfers into Level 3, primarily due to decreased price observability, during the three months ended March 31, 2016 included $193 million of trading account assets, $116 million of net derivative assets and $186 million of long-term debt. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.
There were no significant transfers out of Level 3 during the three months ended March 31, 2016.

115 Bank of America

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at March 31, 2017 and December 31, 2016.

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2017

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$1,035	Discounted cash flow, Market comparables	Yield	0% to 35%	7%
Trading account assets – Mortgage trading loans, ABS and other MBS	320		Prepayment speed	0% to 21% CPR	12%
Loans and leases	702		Default rate	0% to 3% CDR	2%
Loans held-for-sale	13		Loss severity	0% to 54%	19%
Instruments backed by commercial real estate assets	$364	Discounted cash flow, Market comparables	Yield	0% to 25%	5%
Trading account assets – Corporate securities, trading loans and other	319		Price	$0 to $100	$65
Trading account assets – Mortgage trading loans, ABS and other MBS	45
Commercial loans, debt securities and other	$3,836	Discounted cash flow, Market comparables	Yield	0% to 29%	16%
Trading account assets – Corporate securities, trading loans and other	1,680		Prepayment speed	10% to 20%	11%
Trading account assets – Non-U.S. sovereign debt	527		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, ABS and other MBS	850		Loss severity	0% to 40%	30%
Loans held-for-sale	779		Duration	0 to 4 years	2 years
			Price	$0 to $292	$72
Auction rate securities	$1,129	Discounted cash flow, Market comparables	Price	$10 to $100	$94
Trading account assets – Corporate securities, trading loans and other	30
AFS debt securities – Other taxable securities	579
AFS debt securities – Tax-exempt securities	520
MSRs	$2,610	Discounted cash flow	Weighted-average life, fixed rate (4)	0 to 15 years	6 years
			Weighted-average life, variable rate (4)	0 to 10 years	3 years
			Option Adjusted Spread, fixed rate	9% to 14%	10%
			Option Adjusted Spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(1,660)	Discounted cash flow, Market comparables, Industry standard derivative pricing (2)	Equity correlation	8% to 100%	68%
			Long-dated equity volatilities	4% to 69%	24%
			Yield	5% to 27%	18%
			Price	$12 to $90	$79
			Duration	0 to 4 years	3 years
Net derivative assets
Credit derivatives	$88	Discounted cash flow, Stochastic recovery correlation model	Yield	0% to 24%	8%
			Upfront points	0 points to 100 points	72 points
			Credit spreads	51 bps to 668 bps	493 bps
			Credit correlation	26% to 87%	48%
			Prepayment speed	10% to 20% CPR	17%
			Default rate	1% to 4% CDR	3%
			Loss severity	35%	n/a
Equity derivatives	$(2,050)	Industry standard derivative pricing (2)	Equity correlation	8% to 100%	68%
			Long-dated equity volatilities	4% to 69%	24%
Commodity derivatives	$5	Discounted cash flow, Industry standard derivative pricing (2)	Natural gas forward price	$2/MMBtu to $6/MMBtu	$3/MMBtu
			Correlation	76% to 95%	90%
			Volatilities	24% to 112%	40%
Interest rate derivatives	$292	Industry standard derivative pricing (3)	Correlation (IR/IR)	15% to 99%	59%
			Correlation (FX/IR)	0% to 40%	1%
			Illiquid IR and long-dated inflation rates	-13% to 30%	3%
			Long-dated inflation volatilities	0% to 2%	1%
Total net derivative assets	$(1,665)

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 112: Trading account assets – Corporate securities, trading loans and other of $2.0 billion, Trading account assets – Non-U.S. sovereign debt of $527 million, Trading account assets – Mortgage trading loans, ABS and other MBS of $1.2 billion, AFS debt securities – Other taxable securities of $579 million, AFS debt securities – Tax-exempt securities of $520 million, Loans and leases of $702 million and LHFS of $792 million.

(2)	Includes models such as Monte Carlo simulation and Black-Scholes.

(3)	Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.

(4)	The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable

Bank of America 116

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2016

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$1,066	Discounted cash flow, Market comparables	Yield	0% to 50%	7%
Trading account assets – Mortgage trading loans, ABS and other MBS	337		Prepayment speed	0% to 27% CPR	14%
Loans and leases	718		Default rate	0% to 3% CDR	2%
Loans held-for-sale	11		Loss severity	0% to 54%	18%
Instruments backed by commercial real estate assets	$317	Discounted cash flow, Market comparables	Yield	0% to 39%	11%
Trading account assets – Corporate securities, trading loans and other	178		Price	$0 to $100	$65
Trading account assets – Mortgage trading loans, ABS and other MBS	53
Loans held-for-sale	86
Commercial loans, debt securities and other	$4,486	Discounted cash flow, Market comparables	Yield	1% to 37%	14%
Trading account assets – Corporate securities, trading loans and other	2,565		Prepayment speed	5% to 20%	19%
Trading account assets – Non-U.S. sovereign debt	510		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, ABS and other MBS	821		Loss severity	0% to 50%	19%
AFS debt securities – Other taxable securities	29		Price	$0 to $292	$68
Loans and leases	2		Duration	0 to 5 years	3 years
Loans held-for-sale	559		Enterprise value/EBITDA multiple	34x	n/a
Auction rate securities	$1,141	Discounted cash flow, Market comparables	Price	$10 to $100	$94
Trading account assets – Corporate securities, trading loans and other	34
AFS debt securities – Other taxable securities	565
AFS debt securities – Tax-exempt securities	542
MSRs	$2,747	Discounted cash flow	Weighted-average life, fixed rate (4)	0 to 15 years	6 years
			Weighted-average life, variable rate (4)	0 to 14 years	4 years
			Option Adjusted Spread, fixed rate	9% to 14%	10%
			Option Adjusted Spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(1,514)	Discounted cash flow, Market comparables Industry standard derivative pricing (2)	Equity correlation	13% to 100%	68%
			Long-dated equity volatilities	4% to 76%	26%
			Yield	6% to 37%	20%
			Price	$12 to $87	$73
			Duration	0 to 5 years	3 years
Net derivative assets
Credit derivatives	$(129)	Discounted cash flow, Stochastic recovery correlation model	Yield	0% to 24%	13%
			Upfront points	0 to 100 points	72 points
			Credit spreads	17 bps to 814 bps	248 bps
			Credit correlation	21% to 80%	44%
			Prepayment speed	10% to 20% CPR	18%
			Default rate	1% to 4% CDR	3%
			Loss severity	35%	n/a
Equity derivatives	$(1,690)	Industry standard derivative pricing (2)	Equity correlation	13% to 100%	68%
			Long-dated equity volatilities	4% to 76%	26%
Commodity derivatives	$6	Discounted cash flow, Industry standard derivative pricing (2)	Natural gas forward price	$2/MMBtu to $6/MMBtu	$4/MMBtu
			Correlation	66% to 95%	85%
			Volatilities	23% to 96%	36%

Interest rate derivatives	$500	Industry standard derivative pricing (3)	Correlation (IR/IR)	15% to 99%	56%
			Correlation (FX/IR)	0% to 40%	2%
			Illiquid IR and long-dated inflation rates	-12% to 35%	5%
			Long-dated inflation volatilities	0% to 2%	1%
Total net derivative assets	$(1,313)

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 113: Trading account assets – Corporate securities, trading loans and other of $2.8 billion, Trading account assets – Non-U.S. sovereign debt of $510 million, Trading account assets – Mortgage trading loans, ABS and other MBS of $1.2 billion, AFS debt securities – Other taxable securities of $594 million, AFS debt securities – Tax-exempt securities of $542 million, Loans and leases of $720 million and LHFS of $656 million.

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
FX = Foreign Exchange
n/a = not applicable

117 Bank of America

In the previous tables, instruments backed by residential and commercial real estate assets include RMBS, commercial MBS, whole loans and mortgage CDOs. Commercial loans, debt securities and other include corporate CLOs and CDOs, commercial loans and bonds, and securities backed by non-real estate assets. Structured liabilities primarily include equity-linked notes that are accounted for under the fair value option.
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
Mortgage Servicing Rights
The weighted-average lives and fair value of MSRs are sensitive to changes in modeled assumptions. The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions. The weighted-average life represents the average period of time that the MSRs' cash flows are expected to be received. Absent other changes, an increase (decrease) to the weighted-average life would generally result in an increase (decrease) in the fair value of the MSRs. For example, a 10 percent or 20 percent decrease in prepayment rates, which impact the weighted-average life, could result in an increase in fair value of $94 million or $196 million, while a 10 percent or 20 percent increase in prepayment rates could result in a decrease in fair value of $88 million or $169 million. A 100 bp or 200 bp decrease in option-adjusted spread (OAS) levels could result in an increase in fair value of $87 million or $180 million, while a 100 bp or 200 bp increase in OAS levels could result in a decrease in fair value of $81 million or $157 million. These sensitivities are hypothetical and actual amounts may vary materially. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of MSRs that continue to be held by the Corporation is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. In addition, these sensitivities do not reflect any hedge strategies that may be undertaken to mitigate such risk. The Corporation manages the risk in MSRs with derivatives such as options and interest rate swaps, which are not designated as accounting hedges, as well as securities including MBS and U.S. Treasury securities. The securities used to manage the risk in the MSRs are classified in other assets on the Consolidated Balance Sheet.
Structured Liabilities and Derivatives
For credit derivatives, a significant increase in market yield, upfront points (i.e., a single upfront payment made by a protection buyer at inception), credit spreads, default rates or loss severities would result in a significantly lower fair value for protection sellers and higher fair value for protection buyers. The impact of changes in prepayment speeds would have differing impacts depending on the seniority of the instrument.
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
For equity derivatives, commodity derivatives, interest rate derivatives and structured liabilities, a significant change in long-dated rates and volatilities and correlation inputs (e.g., the degree of correlation between an equity security and an index, between two different commodities, between two different interest rates, or between interest rates and foreign exchange rates) would result in a significant impact to the fair value; however, the magnitude and direction of the impact depend on whether the Corporation is long or short the exposure. For structured liabilities, a significant increase in yield or decrease in price would result in a significantly lower fair value. A significant decrease in duration may result in a significantly higher fair value.

Bank of America 118

Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value, but only in certain situations (e.g., impairment) and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2017 and 2016.

Assets Measured at Fair Value on a Nonrecurring Basis

	March 31, 2017		Three Months Ended March 31, 2017
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$69	$18	$(4)
Loans and leases (1)	—	438	(123)
Foreclosed properties (2, 3)	—	82	(25)
Other assets	91	—	(86)

	March 31, 2016		Three Months Ended March 31, 2016
Assets
Loans held-for-sale	$775	$29	$(21)
Loans and leases (1)	—	758	(182)
Foreclosed properties (2, 3)	—	82	(20)
Other assets	36	—	(18)

(1)
Includes $46 million of losses on loans that were written down to a collateral value of zero during the three months ended March 31, 2017, compared to losses on loans of $42 million for the same period in 2016.

(2)
Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses taken during the first 90 days after transfer of a loan to foreclosed properties.

(3)	Excludes $1.1 billion and $1.4 billion of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) as of March 31, 2017 and 2016.
The table below presents information about significant unobservable inputs related to the Corporation’s nonrecurring Level 3 financial assets and liabilities at March 31, 2017 and December 31, 2016. Loans and leases backed by residential real estate assets represent residential mortgages where the loan has been written down to the fair value of the underlying collateral.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

	March 31, 2017
(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and leases backed by residential real estate assets	$438	Market comparables	OREO discount	8% to 54%	21%
			Cost to sell	7% to 45%	9%

	December 31, 2016
Loans and leases backed by residential real estate assets	$1,416	Market comparables	OREO discount	8% to 56%	21%
			Cost to sell	7% to 45%	9%

119 Bank of America

NOTE 15 Fair Value Option
The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.

The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at March 31, 2017 and December 31, 2016, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three months ended March 31, 2017 and 2016.

Fair Value Option Elections

	March 31, 2017			December 31, 2016
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$58,545	$58,201	$344	$49,750	$49,615	$135
Loans reported as trading account assets (1)	6,300	11,410	(5,110)	6,215	11,557	(5,342)
Trading inventory – other	9,357	n/a	n/a	8,206	n/a	n/a
Consumer and commercial loans	7,528	7,613	(85)	7,085	7,190	(105)
Loans held-for-sale	3,745	5,459	(1,714)	4,026	5,595	(1,569)
Customer receivables and other assets	253	250	3	253	250	3
Long-term deposits	598	545	53	731	672	59
Federal funds purchased and securities loaned or sold under agreements to repurchase	36,663	36,750	(87)	35,766	35,929	(163)
Short-term borrowings	1,041	1,041	—	2,024	2,024	—
Unfunded loan commitments	135	n/a	n/a	173	n/a	n/a
Long-term debt (2)	29,617	29,528	89	30,037	29,862	175

(1)
A significant portion of the loans reported as trading account assets are distressed loans which trade and were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.

(2)	Includes structured liabilities with a fair value of $29.2 billion and $29.7 billion, and contractual principal outstanding of $29.2 billion and $29.5 billion at March 31, 2017 and December 31, 2016.
n/a = not applicable

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended March 31, 2017
(Dollars in millions)	Trading Account Profits (Losses)	Mortgage Banking Income (Loss)	Other Income (Loss)	Total
Federal funds sold and securities borrowed or purchased under agreements to resell	$(12)	$—	$—	$(12)
Loans reported as trading account assets	150	—	—	150
Trading inventory – other (1)	1,151	—	—	1,151
Consumer and commercial loans	5	—	19	24
Loans held-for-sale (2)	1	40	44	85
Long-term deposits	1	—	5	6
Federal funds purchased and securities loaned or sold under agreements to repurchase	(45)	—	—	(45)
Short-term borrowings	(2)	—	—	(2)
Unfunded loan commitments	—	—	38	38
Long-term debt (3, 4)	(162)	—	(37)	(199)
Total	$1,087	$40	$69	$1,196

	Three Months Ended March 31, 2016
Federal funds sold and securities borrowed or purchased under agreements to resell	$8	$—	$—	$8
Loans reported as trading account assets	112	—	—	112
Trading inventory – other (1)	(113)	—	—	(113)
Consumer and commercial loans	19	—	10	29
Loans held-for-sale (2)	—	130	35	165
Other assets	—	—	2	2
Long-term deposits	(9)	—	(22)	(31)
Federal funds purchased and securities loaned or sold under agreements to repurchase	(8)	—	—	(8)
Unfunded loan commitments	—	—	148	148
Long-term debt (3, 4)	(6)	—	(30)	(36)
Total	$3	$130	$143	$276

(1)	The gains (losses) in trading account profits (losses) are primarily offset by gains (losses) on trading liabilities that hedge these assets.

(2)	Includes the value of IRLCs on funded loans, including those sold during the period.

(3)
The majority of the net gains (losses) in trading account profits relate to the embedded derivative in structured liabilities and are offset by gains (losses) on derivatives and securities that hedge these liabilities.

(4)
For the cumulative impact of changes in the Corporation’s own credit spreads and the amount recognized in OCI, see Note 12 – Accumulated Other Comprehensive Income (Loss). For information on how the Corporation’s own credit spread is determined, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.

Bank of America 120

Gains (Losses) Related to Borrower-specific Credit Risk for Assets Accounted for Under the Fair Value Option

	Three Months Ended March 31
(Dollars in millions)	2017	2016
Loans reported as trading account assets	$13	$9
Consumer and commercial loans	19	(10)
Loans held-for-sale	—	(1)
NOTE 16 Fair Value of Financial Instruments
Financial instruments are classified within the fair value hierarchy using the methodologies described in Note 14 – Fair Value Measurements. The following disclosures include financial instruments that are not carried at fair value or only a portion of the ending balance at March 31, 2017 and December 31, 2016 is carried at fair value on the Consolidated Balance Sheet. For more information on these financial instruments and their valuation methodologies, see Note 20 – Fair Value Measurements and Note 22 – Fair Value of Financial Instruments to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at March 31, 2017 and December 31, 2016 are presented in the table below.

Fair Value of Financial Instruments

	March 31, 2017
		Fair Value
(Dollars in millions)	Carrying Value	Level 2	Level 3	Total
Financial assets
Loans	$873,392	$71,273	$817,029	$888,302
Loans held-for-sale	14,751	13,682	1,069	14,751
Financial liabilities
Deposits	1,272,141	1,272,197	—	1,272,197
Long-term debt	221,385	225,424	1,660	227,084

	December 31, 2016
Financial assets
Loans	$873,209	$71,793	$815,329	$887,122
Loans held-for-sale	9,066	8,082	984	9,066
Financial liabilities
Deposits	1,260,934	1,261,086	—	1,261,086
Long-term debt	216,823	220,071	1,514	221,585

Commercial Unfunded Lending Commitments
Fair values were generally determined using a discounted cash flow valuation approach which is applied using market-based CDS or internally developed benchmark credit curves. The Corporation accounts for certain loan commitments under the fair value option.
The carrying values and fair values of the Corporation’s commercial unfunded lending commitments were $893 million and $4.3 billion at March 31, 2017, and $937 million and $4.9 billion at December 31, 2016. Commercial unfunded lending commitments are primarily classified as Level 3. The carrying value of these commitments is classified in accrued expenses and other liabilities.
The Corporation does not estimate the fair values of consumer unfunded lending commitments because, in many instances, the Corporation can reduce or cancel these commitments by providing notice to the borrower. For more information on commitments, see Note 10 – Commitments and Contingencies.

121 Bank of America

NOTE 17 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, GWIM, Global Banking and Global Markets, with the remaining operations recorded in All Other. For additional information, see Note 24 – Business Segment Information to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K. The tables below present net income (loss) and the components thereto (with net interest income on an FTE basis) for three months ended March 31, 2017 and 2016, and total assets at March 31, 2017 and 2016 for each business segment, as well as All Other, including a reconciliation of the four business segments’ total revenue, net of interest expense, on an FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet.

Results of Business Segments and All Other

At and for the three months ended March 31	Total Corporation (1)		Consumer Banking
(Dollars in millions)	2017	2016	2017	2016
Net interest income (FTE basis)	$11,255	$10,700	$5,781	$5,328
Noninterest income	11,190	10,305	2,503	2,529
Total revenue, net of interest expense (FTE basis)	22,445	21,005	8,284	7,857
Provision for credit losses	835	997	838	531
Noninterest expense	14,848	14,816	4,406	4,538
Income before income taxes (FTE basis)	6,762	5,192	3,040	2,788
Income tax expense (FTE basis)	1,906	1,720	1,146	1,024
Net income	$4,856	$3,472	$1,894	$1,764
Period-end total assets	$2,247,701	$2,185,726	$734,087	$666,292

	Global Wealth & Investment Management		Global Banking
	2017	2016	2017	2016
Net interest income (FTE basis)	$1,560	$1,513	$2,774	$2,545
Noninterest income	3,032	2,956	2,181	1,909
Total revenue, net of interest expense (FTE basis)	4,592	4,469	4,955	4,454
Provision for credit losses	23	25	17	553
Noninterest expense	3,333	3,273	2,163	2,174
Income before income taxes (FTE basis)	1,236	1,171	2,775	1,727
Income tax expense (FTE basis)	466	430	1,046	635
Net income	$770	$741	$1,729	$1,092
Period-end total assets	$291,177	$296,199	$416,710	$394,736

	Global Markets		All Other
	2017	2016	2017	2016
Net interest income (FTE basis)	$1,049	$1,184	$91	$130
Noninterest income	3,659	2,767	(185)	144
Total revenue, net of interest expense (FTE basis)	4,708	3,951	(94)	274
Provision for credit losses	(17)	9	(26)	(121)
Noninterest expense	2,757	2,449	2,189	2,382
Income (loss) before income taxes (FTE basis)	1,968	1,493	(2,257)	(1,987)
Income tax expense (benefit) (FTE basis)	671	520	(1,423)	(889)
Net income (loss)	$1,297	$973	$(834)	$(1,098)
Period-end total assets	$604,015	$581,150	$201,712	$247,349

Business Segment Reconciliations
			Three Months Ended March 31
			2017	2016
Segments’ total revenue, net of interest expense (FTE basis)			$22,539	$20,731
Adjustments (2):
ALM activities			(45)	(106)
Liquidating businesses and other			(49)	380
FTE basis adjustment			(197)	(215)
Consolidated revenue, net of interest expense			$22,248	$20,790
Segments’ total net income			5,690	4,570
Adjustments, net-of-taxes (2):
ALM activities			(179)	(172)
Liquidating businesses and other			(655)	(926)
Consolidated net income			$4,856	$3,472

			March 31
			2017	2016
Segments’ total assets			$2,045,989	$1,938,377
Adjustments (2):
ALM activities, including securities portfolio			633,080	622,289
Liquidating businesses and other (3)			112,060	135,007
Elimination of segment asset allocations to match liabilities			(543,428)	(509,947)
Consolidated total assets			$2,247,701	$2,185,726

(1)	There were no material intersegment revenues.

(2)	Adjustments include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

(3)	Includes assets of the non-U.S. consumer credit card business which are included in assets of business held for sale on the Consolidated Balance Sheet.

Bank of America 122

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
Carrying Value (with respect to loans) – The amount at which a loan is recorded on the balance sheet. For loans recorded at amortized cost, carrying value is the unpaid principal balance net of unamortized deferred loan origination fees and costs and unamortized purchase premiums or discounts, less net charge-offs and interest payments applied as a reduction of principal under the cost recovery method for loans that have been on nonaccrual status. For PCI loans, the carrying value equals fair value upon acquisition adjusted for subsequent cash collections and yield accreted to date. For credit card loans, the carrying value also includes interest that has been billed to the customer. For loans classified as held-for-sale, carrying value is the lower of carrying value as described in the sentences above, or fair value. For loans where we have elected the fair value option, the carrying value is fair value.
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

123 Bank of America

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
Operating Margin – Income before income taxes divided by total revenue, net of interest expense.
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

Bank of America 124

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
AUM	Assets under management
BANA	Bank of America, National Association
BHC	Bank holding company
bps	basis points
CCAR	Comprehensive Capital Analysis and Review
CDO	Collateralized debt obligation
CDS	Credit default swap
CLO	Collateralized loan obligation
CLTV	Combined loan-to-value
CVA	Credit valuation adjustment
DVA	Debit valuation adjustment
EMV	Europay, Mastercard and Visa
EPS	Earnings per common share
ERC	Enterprise Risk Committee
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Freddie Mac
FICC	Fixed-income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
FVA	Funding valuation adjustment
GAAP	Accounting principles generally accepted in the United States of America
GLS	Global Liquidity Sources
GNMA	Government National Mortgage Association
GPI	Global Principal Investments
GSE	Government-sponsored enterprise
G-SIB	Global systemically important bank
GWIM	Global Wealth & Investment Management
HELOC	Home equity line of credit
HQLA	High Quality Liquid Assets
HTM	Held-to-maturity

ICAAP	Internal Capital Adequacy Assessment Process
IMM	Internal models methodology
IRLC	Interest rate lock commitment
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MI	Mortgage insurance
MLGWM	Merrill Lynch Global Wealth Management
MLI	Merrill Lynch International
MLPCC	Merrill Lynch Professional Clearing Corp
MLPF&S	Merrill Lynch, Pierce, Fenner & Smith Incorporated
MSA	Metropolitan Statistical Area
MSR	Mortgage servicing right
NSFR	Net Stable Funding Ratio
OAS	Option-adjusted spread
OCI	Other comprehensive income
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
PCA	Prompt Corrective Action
PCI	Purchased credit-impaired
PPI	Payment protection insurance
RMBS	Residential mortgage-backed securities
RSU	Restricted stock unit
SBLC	Standby letter of credit
SEC	Securities and Exchange Commission
SLR	Supplementary leverage ratio
TDR	Troubled debt restructurings
TLAC	Total Loss-Absorbing Capacity
VA	U.S. Department of Veterans Affairs
VaR	Value-at-Risk
VIE	Variable interest entity

125 Bank of America

Part II. Other Information
Bank of America Corporation and Subsidiaries

Item 1. Legal Proceedings
See Litigation and Regulatory Matters in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's 2016 Annual Report on Form 10-K.
Item 1A. Risk Factors
There are no material changes from the risk factors set forth under Part 1, Item 1A. Risk Factors of the Corporation's 2016 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents share repurchase activity for the three months ended March 31, 2017. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted-Average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority Amounts (2)
January 1 - 31, 2017	32,315	$22.62	26,918	$3,459
February 1 - 28, 2017	63,545	23.82	44,985	2,402
March 1 - 31, 2017	42,682	24.92	42,482	1,343
Three months ended March 31, 2017	138,542	23.88

(1)
Includes shares of the Corporation’s common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards under equity incentive plans.

(2)
The Corporation's 2016 CCAR capital plan included a request to repurchase $5.0 billion of common stock over four quarters beginning in the third quarter of 2016 and to repurchase common stock to offset the dilution resulting from certain equity-based compensation awards. On January 13, 2017, the Corporation announced that the Board approved the repurchase of an additional $1.8 billion of common stock during the first and second quarters of 2017. Amounts shown in this column include shares repurchased under this additional repurchase authority. During the three months ended March 31, 2017, pursuant to the Board's authorization, the Corporation repurchased $2.7 billion of common stock, which included common stock to offset equity-based compensation awards. For additional information, see Capital Management -- CCAR and Capital Planning on page 21 and Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.

The Corporation did not have any unregistered sales of equity securities during the three months ended March 31, 2017.

Bank of America 126

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

Exhibit 10(a)	Form of Time-Based Restricted Stock Units Award Agreement (February 2017) between the Corporation and certain executive officers of the Corporation, including certain Named Executive Officers (1, 2)

Exhibit 10(b)	Form of Performance Restricted Stock Units Award Agreement (February 2017) between the Corporation and certain executive officers of the Corporation, including certain Named Executive Officers (1, 2)

Exhibit 11	Earnings Per Share Computation – included in Note 13 – Earnings Per Common Share to the Consolidated Financial Statements (1)

Exhibit 12	Ratio of Earnings to Fixed Charges (1) Ratio of Earnings to Fixed Charges and Preferred Dividends (1)

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 101.INS	XBRL Instance Document (1)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1) Filed herewith.
(2) Exhibit is a management contract or compensatory plan or arrangement.

127 Bank of America

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation Registrant

Date:	May 2, 2017	/s/ Rudolf A. Bless
Rudolf A. Bless Chief Accounting Officer

Bank of America 128

Index to Exhibits

Exhibit No.	Description
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

Exhibit 10(a)	Form of Time-Based Restricted Stock Units Award Agreement (February 2017) between the Corporation and certain executive officers of the Corporation, including certain Named Executive Officers (1, 2)

Exhibit 10(b)	Form of Performance Restricted Stock Units Award Agreement (February 2017) between the Corporation and certain executive officers of the Corporation, including certain Named Executive Officers (1, 2)

Exhibit 11	Earnings Per Share Computation - included in Note 13 – Earnings Per Common Share to the Consolidated Financial Statements (1)

Exhibit 12	Ratio of Earnings to Fixed Charges (1) Ratio of Earnings to Fixed Charges and Preferred Dividends (1)

Exhibit 31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Exhibit 101.INS	XBRL Instance Document (1)

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document (1)

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)
___________________________
(1) Filed herewith.
(2) Exhibit is a management contract or compensatory plan or arrangement.

129 Bank of America