Form 10-K
period 2017-12-31
BANK OF AMERICA CORP /DE/
filed 2018-02-22
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[•]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
(do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock (“Common Stock”) held on June 30, 2017 by non-affiliates was approximately $239,643,149,085 (based on the June 30, 2017 closing price of Common Stock of $24.26 per share as reported on the New York Stock Exchange). At February 21, 2018, there were 10,243,688,896 shares of Common Stock outstanding.
Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders scheduled to be held on April 25, 2018 are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

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
Bank of America’s website is www.bankofamerica.com and the Investor Relations portion of our website is http://investor.bankofamerica.com. We use our website to distribute company information, including as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. We routinely post and make accessible financial and other information regarding us on our website. Accordingly, investors should monitor the Investor Relations portion of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) are available on the Investor Relations portion of our website under the heading

1 Bank of America 2017

Financial Information SEC Filings as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the U.S. Securities and Exchange Commission (SEC). Notwithstanding the foregoing, the information contained on our website as referenced in this paragraph is not incorporated by reference into this Annual Report on Form 10-K. Also, we make available on the Investor Relations portion of our website under the heading Corporate Governance: (i) our Code of Conduct (including our insider trading policy); (ii) our Corporate Governance Guidelines (accessible by clicking on the Governance Highlights link); and (iii) the charter of each active committee of our Board of Directors (the Board) (accessible by clicking on the committee names under the Committee Composition link). We also intend to disclose any amendments to our Code of Conduct, or waivers of our Code of Conduct on behalf of our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer, on the Investor Relations portion of website. All of these corporate governance materials are also available free of charge in print to shareholders who request them in writing to: Bank of America Corporation, Attention: Office of the Corporate Secretary, Hearst Tower, 214 North Tryon Street, NC1-027-18-05, Charlotte, North Carolina 28255.
Segments
Through our banking and various nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. Additional information related to our business segments and the products and services they provide is included in the information set forth on pages 30 through 39 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 23 – Business Segment Information to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data (Consolidated Financial Statements).
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
Employees
At December 31, 2017, we had approximately 209,000 employees. None of our domestic employees are subject to a collective bargaining agreement. Management considers our employee relations to be good.

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
As a registered financial holding company and BHC, the Corporation is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (Federal Reserve). Our U.S. bank subsidiaries (the Banks) organized as national banking associations are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC), the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve. U.S. financial holding companies, and the companies under their control, are permitted to engage in activities considered “financial in nature” as defined by the Gramm-Leach-Bliley Act and related Federal Reserve interpretations. Unless otherwise limited by the Federal Reserve, a financial holding company may engage directly or indirectly in activities considered financial in nature provided the financial holding company gives the Federal Reserve after-the-fact notice of the new activities. The Gramm-Leach-Bliley Act also permits national banks to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC.
The scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years in response to the financial crisis, as well as other factors such as technological and market changes. In addition, the banking and financial services sector is subject to substantial regulatory enforcement and fines. Many of these changes have occurred as a result of the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act). We cannot assess whether there will be any additional major changes in the regulatory environment and  expect that our business will remain subject to extensive regulation and supervision.
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
Our non-U.S. businesses are also subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, prudential regulators, central banks and other regulatory bodies, in the jurisdictions in which those businesses operate. For example, our financial services operations in the United Kingdom (U.K.) are subject to regulation

Bank of America 2017 2

by and supervision of the Prudential Regulatory Authority for prudential matters, and the Financial Conduct Authority (FCA) for the conduct of business matters.
Source of Strength
Under the Financial Reform Act and Federal Reserve policy, BHCs are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), in the event of a loss suffered or anticipated by the FDIC, either as a result of default of a bank subsidiary or related to FDIC assistance provided to such a subsidiary in danger of default, the affiliate banks of such a subsidiary may be assessed for the FDIC’s loss, subject to certain exceptions.
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
Deposit Insurance
Deposits placed at U.S. domiciled banks (U.S. banks) are insured by the FDIC, subject to limits and conditions of applicable law and the FDIC’s regulations. Pursuant to the Financial Reform Act, FDIC insurance coverage limits are $250,000 per customer. All insured depository institutions are required to pay assessments to the FDIC in order to fund the DIF.
The FDIC is required to maintain at least a designated minimum ratio of the DIF to insured deposits in the U.S. The Financial Reform Act requires the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35 percent by September 30, 2020. The FDIC has adopted regulations that establish a long-term target DIF ratio of greater than two percent. The DIF ratio is currently below the required targets and the FDIC has adopted a restoration plan that may result in increased deposit insurance assessments. In 2016, the FDIC implemented a surcharge to accelerate compliance with the 1.35 percentage requirement. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. For more information regarding deposit insurance, see Item 1A. Risk Factors – Regulatory, Compliance and Legal on page 12.
Capital, Liquidity and Operational Requirements
As a financial holding company, we and our bank subsidiaries are subject to the regulatory capital and liquidity guidelines issued by the Federal Reserve and other U.S. banking regulators, including the FDIC and the OCC. These rules are complex and are evolving as U.S. and international regulatory authorities propose and enact enhanced capital and liquidity rules. The Corporation seeks to manage its capital position to maintain sufficient capital to meet these regulatory guidelines and to support our business activities. These evolving rules are likely to influence our planning processes for, and may require additional regulatory capital and liquidity, as well as impose additional operational and compliance costs on the Corporation. In addition, the Federal Reserve and the OCC have adopted guidelines that establish minimum standards for the design, implementation and board oversight of BHCs’ and national banks’ risk governance frameworks. The Federal Reserve has also issued a final rule requiring us to maintain minimum amounts of long-term debt meeting specified eligibility requirements.
For more information on regulatory capital rules, capital composition and pending or proposed regulatory capital changes, see Capital Management – Regulatory Capital in the MD&A on page 45, and Note 16 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements, which are incorporated by reference in this Item 1.
Distributions
We are subject to various regulatory policies and requirements relating to capital actions, including payment of dividends and common stock repurchases. For instance, Federal Reserve regulations require major U.S. BHCs to submit a capital plan as part of an annual Comprehensive Capital Analysis and Review (CCAR). The purpose of the CCAR for the Federal Reserve is to assess the capital planning process of the BHC, including any planned capital actions, such as payment of dividends and common stock repurchases.
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
Resolution Planning
As a BHC with greater than $50 billion of assets, the Corporation is required by the Federal Reserve and the FDIC to periodically submit a plan for a rapid and orderly resolution in the event of material financial distress or failure.
Such resolution plan is intended to be a detailed roadmap for the orderly resolution of a BHC and material entities pursuant to the U.S. Bankruptcy Code and other applicable resolution regimes under one or more hypothetical scenarios assuming no extraordinary government assistance.
If both the Federal Reserve and the FDIC determine that the BHC’s plan is not credible, the Federal Reserve and the FDIC may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations. A description of our plan is available on the Federal Reserve and FDIC websites.

3 Bank of America 2017

The FDIC also requires the submission of a resolution plan for Bank of America, N.A. (BANA), which must describe how the insured depository institution would be resolved under the bank resolution provisions of the Federal Deposit Insurance Act. A description of this plan is available on the FDIC’s website.
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
For more information regarding our resolution plan, see Item 1A. Risk Factors – Liquidity on page 6.
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
Under the FDIC’s “single point of entry” strategy for resolving SIFIs, the FDIC could replace a distressed BHC with a bridge holding company, which could continue operations and result in an orderly resolution of the underlying bank, but whose equity is held solely for the benefit of creditors of the original BHC.
Furthermore, the Federal Reserve Board has finalized regulations regarding the minimum levels of long-term debt required for BHCs to provide adequate loss absorbing capacity in the event of a resolution.
For more information regarding our resolution, see Item 1A. Risk Factors – Liquidity on page 6.
Limitations on Acquisitions
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits a BHC to acquire banks located in states other than its home state without regard to state law, subject to certain conditions, including the condition that the BHC, after and as a result of the acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the U.S. and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state. At June 30, 2017, we held greater than 10 percent of the total amount of deposits of insured depository institutions in the U.S.
In addition, the Financial Reform Act restricts acquisitions by a financial institution if, as a result of the acquisition, the total liabilities of the financial institution would exceed 10 percent of the total liabilities of all financial institutions in the U.S. At June 30, 2017, our liabilities did not exceed 10 percent of the total liabilities of all financial institutions in the U.S.
The Volcker Rule
The Volcker Rule prohibits insured depository institutions and companies affiliated with insured depository institutions (collectively, banking entities) from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options for their own account. The Volcker Rule also imposes limits on banking entities’ investments in, and other relationships with, hedge funds and private equity funds. The Volcker Rule provides exemptions for certain activities, including market-making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds and private equity funds. The Volcker Rule also clarifies that certain activities are not prohibited, including acting as agent, broker or custodian. A banking entity with significant trading operations, such as the Corporation, is required to maintain a detailed compliance program to comply with the restrictions of the Volcker Rule.
Derivatives
Our derivatives operations are subject to extensive regulation globally. These operations are subject to regulation under the Financial Reform Act, the EU Markets in Financial Instruments Directive and Regulation, the European Market Infrastructure Regulation and similar regulatory regimes in other jurisdictions, that regulate or will regulate the derivatives markets in which we operate by, among other things: requiring clearing and exchange trading of certain derivatives; imposing new capital, margin, reporting, registration and business conduct requirements for certain market participants; imposing position limits on certain over-the-counter (OTC) derivatives; imposing derivatives trading transparency requirements; and requiring registration as swap dealers, major swap participants or analogous regulated entities. Most regulations of derivatives markets in which we operate are already in effect.
In addition, many G-20 jurisdictions, including the U.S., U.K., Germany and Japan, have adopted resolution stay regulations to address concerns that the close-out of derivatives and other financial contracts in resolution could impede orderly resolution of global systemically important banks (G-SIBs), and additional jurisdictions are expected to follow suit. We and 24 other G-SIBs have adhered to a protocol amending certain financial contracts to provide for contractual recognition of stays of termination rights under various statutory resolution regimes and a stay on the exercise of cross-default rights based on an affiliate’s entry into U.S. bankruptcy proceedings. As resolution stay regulations of a particular jurisdiction go into effect, we amend financial contracts in compliance with such regulations.
Consumer Regulations
Our consumer businesses are subject to extensive regulation and oversight by federal and state regulators. Certain federal consumer finance laws to which we are subject, including, but not limited to, the Equal Credit Opportunity Act, the Home Mortgage Disclosure

Bank of America 2017 4

Act, the Electronic Fund Transfer Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act and Truth in Savings Act, are enforced by the CFPB. Other federal consumer finance laws, such as the Servicemembers Civil Relief Act, are enforced by the OCC.
Privacy and Information Security
We are subject to many U.S. federal, state and international laws and regulations governing requirements for maintaining policies and procedures to protect the non-public confidential information of our customers and employees. The Gramm-Leach-Bliley Act requires us to periodically disclose Bank of America’s privacy policies and practices relating to sharing such information and enables retail customers to opt out of our ability to share information with unaffiliated third parties under certain circumstances. Other laws and regulations, at the international, federal and state level, impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The Gramm-Leach-Bliley Act also requires us to implement a comprehensive information security program that includes administrative, technical and physical safeguards to provide the security and confidentiality of customer records and information. These security and privacy policies and procedures for the protection of personal and confidential information are in effect across all businesses and geographic locations. The European Union (EU) has adopted the General Data Protection Regulation (GDPR) which replaces the Data Protection Directive and related implementing national laws in the Member States. The compliance date for the GDPR is May 25, 2018. It will have impacts across the enterprise and impact assessments are underway. Meanwhile other legislation, regulatory activity (the proposed e-Privacy Regulation, elements of the Fourth Money Laundering Directive) and court proceedings, and any impact of bilateral U.S. and EU political developments on the validity of cross-border data transfer mechanisms from the EU continue to lend uncertainty to privacy compliance in the EU.
Item 1A. Risk Factors
In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to our own businesses. The discussion below addresses the most significant factors, of which we are currently aware, that could affect our businesses, results of operations and financial condition. Additional factors that could affect our businesses, results of operations and financial condition are discussed in Forward-looking Statements in the MD&A on page 19. However, other factors not discussed below or elsewhere in this Annual Report on Form 10-K could also adversely affect our businesses, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face. For more information on how we manage risks, see Managing Risk in the MD&A on page 41.
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
Financial markets and general economic, political and social conditions in the U.S. and abroad, including the level and volatility of interest rates, unexpected changes in market financing conditions, gross domestic product (GDP) growth, inflation, consumer spending, employment levels, energy prices, home prices, bankruptcies, fluctuations or other significant changes in both debt and equity capital markets and currencies, liquidity of the global financial markets, the growth of global trade and commerce, trade policies, the availability and cost of capital and credit, investor sentiment and confidence, and the sustainability of economic growth all affect our business.
In the U.S. and abroad, uncertainties surrounding fiscal and monetary policies present economic challenges. Actions taken by the Federal Reserve, including the planned reduction in its balance sheet, and other central banks are beyond our control and difficult to predict and can affect interest rates and the value of financial instruments and other assets, such as debt securities and mortgage servicing rights (MSRs), and impact our borrowers, potentially increasing delinquency rates.
Changes to existing U.S. laws and regulatory policies including those related to financial regulation, taxation, international trade, fiscal policy and healthcare may adversely impact us. For example, significant fiscal policy initiatives, may increase uncertainty surrounding the formulation and direction of U.S. monetary policy, and volatility of interest rates. Higher U.S. interest rates relative to other major economies could increase the likelihood of a more volatile and appreciating U.S. dollar. Changes to certain trade policies or measures could upset financial markets, and disrupt world trade and commerce.
Any of these developments could adversely affect our consumer and commercial businesses, our securities and derivatives portfolios, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, our capital levels and liquidity and the costs of running our business, and our results of operations.
For more information about economic conditions and challenges discussed above, see Executive Summary – 2017 Economic and Business Environment in the MD&A on page 19.
Increased market volatility and adverse changes in other financial or capital market conditions may increase our market risk.
Our liquidity, competitive position, business, results of operations and financial condition are affected by market risks such as changes in interest and currency exchange rates, equity and futures prices, the implied volatility of interest rates, credit spreads and other economic and business factors. These market risks may adversely affect, among other things, (i) the value of our on- and off-balance sheet securities, trading assets, other financial instruments and MSRs, (ii) the cost of debt capital and our access to credit markets, (iii) the value of assets under management (AUM), (iv) fee income relating to AUM, (v) customer allocation of capital among investment alternatives, (vi) the volume of client activity in our trading operations, (vii) investment banking fees, (viii) the general profitability and risk level of the transactions in which we engage and (ix) our competitiveness with respect to deposit pricing. For example, the value of certain of our assets is sensitive to changes in market interest rates. If the Federal

5 Bank of America 2017

Reserve or a non-U.S. central bank changes or signals a change in monetary policy, market interest rates could be affected, which could adversely impact the value of such assets. In addition, the ongoing low interest rate environment and recent flattening of the yield curve could negatively impact our liquidity, financial condition or results of operations, including future revenue and earnings growth.
We use various models and strategies to assess and control our market risk exposures but those are subject to inherent limitations. For more information regarding models and strategies, see Item 1A. Risk Factors – Other on page 15. In times of market stress or other unforeseen circumstances, previously uncorrelated indicators may become correlated and vice versa. These types of market movements may limit the effectiveness of our hedging strategies and cause us to incur significant losses. These changes in correlation can be exacerbated where other market participants are using risk or trading models with assumption or algorithms that are similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists for certain assets. To the extent that we own securities that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions. In addition, challenging market conditions may also adversely affect our investment banking fees.
For more information about market risk and our market risk management policies and procedures, see Market Risk Management in the MD&A on page 76.
We may incur losses if the value of certain assets declines, including due to changes in interest rates and prepayment speeds.
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
Gains or losses on these instruments can have a direct impact on our results of operations, including higher or lower mortgage banking income and earnings, unless we have effectively hedged our exposures. For example, decreases in interest rates and increases in mortgage prepayment speeds, which are influenced by interest rates and other factors such as reductions in mortgage insurance premiums and origination costs, could adversely impact the value of our MSR asset, causing a significant acceleration of purchase premium amortization on our mortgage portfolio, because a decline in long-term interest rates shortens the expected lives of the securities, and adversely affects our net interest margin. Conversely, increases in interest rates may result in a decrease in residential mortgage loan originations. In addition, increases in interest rates may adversely impact the fair value of debt securities and, accordingly, for debt securities classified as AFS, may adversely affect accumulated other comprehensive income and, thus, capital levels.

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
For more information on fair value measurements, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements. For more information on our asset management businesses, see GWIM in the MD&A on page 33. For more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book in the MD&A on page 81.
Liquidity
If we are unable to access the capital markets, continue to maintain deposits, or our borrowing costs increase, our liquidity and competitive position will be negatively affected.
Liquidity is essential to our businesses. We fund our assets primarily with globally sourced deposits in our bank entities, as well as secured and unsecured liabilities transacted in the capital markets. We rely on certain secured funding sources, such as repo markets, which are typically short-term and credit-sensitive in nature. We also engage in asset securitization transactions, including with the government-sponsored enterprises (GSEs), to fund consumer lending activities. Our liquidity could be adversely affected by any inability to access the capital markets; illiquidity or volatility in the capital markets; changes to our relationships with our funding providers based on real or perceived changes in our risk profile; changes in regulations or guidance that impact our funding avenues or ability to access certain funding sources; the refusal or inability of the Federal Reserve to act as lender of last resort; increased regulatory liquidity, capital and margin requirements for our U.S. or international banks and their nonbank subsidiaries; significant failure by a third party, such as a clearing agent or custodian; reputational issues; or negative perceptions about our short- or long-term business prospects, including downgrades of our credit ratings. Several of these factors may arise due to circumstances beyond our control, such as a general market disruption or shock, negative views about the financial services industry generally or a specific news event, changes in the regulatory environment, actions by credit rating agencies or an operational problem that affects third parties or us. The impact of these events, whether within our control or not, could include an inability to sell assets, redeem investments or unforeseen outflows of cash, including customer deposits, additional funding for commitments and contingencies, as well as unexpected collateral calls, among other things.

Bank of America 2017 6

Our cost of obtaining funding is directly related to prevailing market interest rates and to our credit spreads. Credit spreads are the amount in excess of the interest rate of U.S. Treasury securities, or other benchmark securities, of a similar maturity that we need to pay to our funding providers. Increases in interest rates and our credit spreads can increase the cost of our funding. Changes in our credit spreads are market-driven and may be influenced by market perceptions of our creditworthiness. Changes to interest rates and our credit spreads occur continuously and may be unpredictable and highly volatile. Additionally, concentrations within our funding profile, such as maturities, currencies or counterparties, can reduce our funding efficiency.
For more information about our liquidity position and other liquidity matters, including credit ratings and outlooks and the policies and procedures we use to manage our liquidity risks, see Liquidity Risk in the MD&A on page 49.
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
A reduction in certain of our credit ratings could negatively affect our liquidity, access to credit markets, the related cost of funds, our businesses and certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. If the short-term credit ratings of our parent company, bank or broker-dealer subsidiaries were downgraded by one or more levels, we may suffer the potential loss of access to short-term funding sources such as repo financing, and/or increased cost of funds. Under the terms of certain OTC derivative contracts and other trading agreements, if our or our subsidiaries’ credit ratings are downgraded, the counterparties may require additional collateral or terminate these contracts or agreements.
While certain potential impacts are contractual and quantifiable, the full consequences of a credit rating downgrade to a financial institution are inherently uncertain, as they depend upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a firm’s long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties.
For more information on the amount of additional collateral required and derivative liabilities that would be subject to unilateral termination at December 31, 2017 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by each of two incremental notches, see Credit-related Contingent Features and Collateral in Note 2 – Derivatives to the Consolidated Financial Statements.

For more information about our credit ratings and their potential effects to our liquidity, see Liquidity Risk – Credit Ratings in the MD&A on page 52 and Note 2 – Derivatives to the Consolidated Financial Statements.
Bank of America Corporation is a holding company and we depend upon our subsidiaries for liquidity, including the ability to pay dividends to shareholders and to fund payments on other obligations. Applicable laws and regulations, including capital and liquidity requirements, and actions taken pursuant to our resolution plan could restrict our ability to transfer funds from subsidiaries to Bank of America Corporation or other subsidiaries.
Bank of America Corporation, as the parent company, is a separate and distinct legal entity from our banking and nonbank subsidiaries. We evaluate and manage liquidity on a legal entity basis. Legal entity liquidity is an important consideration as there are legal, contractual and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, including the parent company. The parent company depends on dividends, distributions, loans, advances and other payments from our banking and nonbank subsidiaries to fund dividend payments on our common stock and preferred stock and to fund all payments on our other obligations, including debt obligations. Many of our subsidiaries, including our bank and broker-dealer subsidiaries, are subject to laws that restrict dividend payments, or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the parent company or other subsidiaries. Our bank and broker-dealer subsidiaries are subject to restrictions on their ability to lend or transact with affiliates and to minimum regulatory capital and liquidity requirements, as well as restrictions on their ability to use funds deposited with them in bank or brokerage accounts to fund their businesses. Intercompany arrangements we entered into in connection with our resolution planning submissions could restrict the amount of funding available to the Corporation from our subsidiaries under certain adverse conditions.
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
In the event of our resolution under the single point of entry resolution strategy, such resolution could materially adversely affect our liquidity and financial condition and the ability to pay dividends to shareholders and to pay obligations.
Bank of America Corporation, our parent holding company, is required periodically to submit a plan to the FDIC and Federal Reserve describing its resolution strategy under the U.S. Bankruptcy Code in the event of material financial distress or failure. In the current plan, Bank of America Corporation’s preferred resolution strategy is a single point of entry strategy. This strategy provides that only the parent holding company files for resolution under the U.S. Bankruptcy Code and contemplates providing certain key operating subsidiaries with sufficient capital and liquidity to operate through severe stress and to enable such subsidiaries to continue operating or be wound down in a solvent

7 Bank of America 2017

manner following a bankruptcy of the parent holding company. Bank of America Corporation has entered into intercompany arrangements resulting in the contribution of most of its capital and liquidity to key subsidiaries. Pursuant to these arrangements, if Bank of America Corporation’s liquidity resources deteriorate so severely that resolution becomes imminent, Bank of America Corporation will no longer be able to draw liquidity from its key subsidiaries, and will be required to contribute its remaining financial assets to a wholly-owned holding company subsidiary, which could materially and adversely affect our liquidity and ability to meet our payment obligations.
In addition, if the FDIC and Federal Reserve jointly determine that Bank of America Corporation’s resolution plan is not credible, they could impose more stringent capital, leverage or liquidity requirements or restrictions on our growth, activities or operations. Further, we could be required to take certain actions that could impose operating costs and could potentially result in the divestiture or restructuring of certain businesses and subsidiaries.
Under the Financial Reform Act, when a G-SIB such as Bank of America Corporation is in default or danger of default, the FDIC may be appointed receiver in order to conduct an orderly liquidation of such institution. In the event of such appointment, the FDIC could, among other things, invoke the orderly liquidation authority, instead of the U.S. Bankruptcy Code, if the Secretary of the Treasury makes certain financial distress and systemic risk determinations. In 2013, the FDIC issued a notice describing its preferred “single point of entry” strategy for resolving a G-SIB. Under this approach, the FDIC could replace Bank of America Corporation with a bridge holding company, which could continue operations and result in an orderly resolution of the underlying bank, but whose equity would be held solely for the benefit of our creditors. The FDIC’s single point of entry strategy may result in our security holders suffering greater losses than would have been the case under a bankruptcy proceeding or a different resolution strategy.
Credit
Economic or market disruptions, insufficient credit loss reserves or concentration of credit risk may result in an increase in the provision for credit losses, which could have an adverse effect on our financial condition and results of operations.
A number of our products expose us to credit risk, including loans, letters of credit, derivatives, debt securities, trading account assets and assets held-for-sale. The financial condition of our consumer and commercial borrowers, counterparties and underlying collateral could adversely affect our financial condition and results of operations.
Global and U.S. economic conditions may impact our credit portfolios. Economic or market disruptions would likely increase the risk that borrowers or counterparties would default or become delinquent in their obligations to us. Increases in delinquencies and default rates could adversely affect our consumer credit card, home equity, residential mortgage and purchased credit-impaired portfolios through increased charge-offs and provision for credit losses. Additionally, a deteriorating economic environment could also adversely affect our commercial loan portfolios with weakened client and collateral positions.
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
We may suffer unexpected losses if the models and assumptions we use to establish reserves and make judgments in extending credit to our borrowers or counterparties prove inaccurate in predicting future events. In addition, external factors, such as natural disasters, can influence recognition of credit losses in our portfolios and impact our allowance for credit losses. Although we believe that our allowance for credit losses was in compliance with applicable accounting standards at December 31, 2017, there is no guarantee that it will be sufficient to address credit losses, particularly if economic conditions deteriorate. In such an event, we may increase the size of our allowance which would reduce our earnings.
In the ordinary course of our business, we also may be subject to a concentration of credit risk in a particular industry, geographic location, counterparty, borrower or issuer. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively affect our businesses, and the processes by which we set limits and monitor the level of our credit exposure to individual entities, industries and countries may not function as we have anticipated. While our activities expose us to many different industries and counterparties, we routinely execute a high volume of transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, insurers, mutual funds and hedge funds, and other institutional clients. This has resulted in significant credit concentration with respect to this industry. Financial services institutions and other counterparties are inter-related because of trading, funding, clearing or other relationships. As a result, defaults by, or even market uncertainty about the financial stability of one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity disruptions, losses and defaults. Many of these transactions expose us to credit risk and, in some cases, disputes and litigation in the event of default of a counterparty. In addition, our credit risk may be heightened by market risk when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the loan or derivatives exposure due to us. Further, disputes with obligors as to the valuation of collateral could increase in times of significant market stress, volatility or illiquidity, and we could suffer losses during such periods if we are unable to realize the fair value of the collateral or manage declines in the value of collateral.
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
We also have a concentration of credit risk with respect to our consumer real estate loans, including home equity lines of credit (HELOCs), auto loans, consumer credit card and commercial real estate portfolios, which represent a significant percentage of our overall credit portfolio. Our home equity portfolio includes HELOCs not yet in their amortization period. HELOCs that have entered the amortization period are characterized by a higher percentage of early stage delinquencies and nonperforming status relative to the HELOC portfolio as a whole. Loans in our HELOC portfolio generally have an initial draw period of 10 years and 10 percent of these

Bank of America 2017 8

loans will enter the amortization period during 2018. In addition, our home equity portfolio contains a significant percentage of loans in second-lien or more junior-lien positions which have elevated risk characteristics. As a result, delinquencies and defaults may increase in future periods. For more information, see Consumer Portfolio Credit Risk Management in the MD&A on page 54. Furthermore, our commercial portfolios include exposures to certain industries, including the energy sector. For more information, see Commercial Portfolio Credit Risk Management in the MD&A on page 63. Economic weaknesses, adverse business conditions, market disruptions, the collapse of speculative bubbles, greater volatility in areas where we have concentrated credit risk, or deterioration in real estate values or household incomes may cause us to experience higher credit losses in either our consumer or commercial portfolios or cause us to write-down the value of certain assets.
Liquidity disruptions in the financial markets may result in our inability to sell, syndicate or realize the value of our positions, leading to increased concentrations, which could increase the credit and market risk associated with our positions as well as increase our risk-weighted assets.
For more information about our credit risk and credit risk management policies and procedures, see Credit Risk Management in the MD&A on page 54, Note 1 – Summary of Significant Accounting Principles, Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.
If the U.S. housing market weakens, or home prices decline, our consumer loan portfolios, credit quality, credit losses, representations and warranties exposures, and earnings may be adversely affected.
While U.S. home prices continued to improve during 2017, declines in future periods may negatively impact the demand for many of our products. Additionally, our mortgage loan production volume is generally influenced by the rate of growth in residential mortgage debt outstanding and the size of the residential mortgage market. Conditions in the U.S. housing market in prior years have also resulted in both significant write-downs of asset values in several asset classes, notably mortgage-backed securities, and exposure to monolines. If the U.S. housing market were to weaken, the value of real estate could decline, which could negatively affect our exposure to representations and warranties and could have an adverse effect on our financial condition and results of operations.
Our derivatives businesses may expose us to unexpected risks and potential losses.
We are party to a large number of derivatives transactions, including credit derivatives. Our derivatives businesses may expose us to unexpected market, credit and operational risks that could cause us to suffer unexpected losses. Severe declines in asset values, unanticipated credit events or unforeseen circumstances that may cause previously uncorrelated factors to become correlated and vice versa may create losses resulting from risks not appropriately taken into account in the development, structuring or pricing of a derivative instrument. The terms of certain of our OTC derivative contracts and other trading agreements provide that upon the occurrence of certain specified events, such as a change in our credit ratings or that of certain of our subsidiaries, we may be required to provide additional collateral or other remedies, or our counterparties may have the right to terminate or otherwise diminish our rights under these contracts or agreements.
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
In the event of a downgrade of our credit ratings, certain derivative and other counterparties may request we substitute BANA (which has generally had equal or higher credit ratings than the parent company) as counterparty for certain derivative contracts and other trading agreements. Our ability to substitute or make changes to these agreements may be subject to certain limitations, including counterparty willingness, operational considerations, regulatory limitations on naming BANA as the new counterparty and the type or amount of collateral required. It is possible that such limitations on our ability to substitute or make changes to these agreements, including naming BANA as the new counterparty, could adversely affect our results of operations.
For more information on our derivatives exposure, see Note 2 – Derivatives to the Consolidated Financial Statements.
Geopolitical
We are subject to numerous political, economic, market, reputational, operational, legal, regulatory and other risks in the non-U.S. jurisdictions in which we operate.
We do business throughout the world, including in emerging markets. Our businesses and revenues derived from non-U.S. jurisdictions are subject to risk of loss from currency fluctuations, financial, social or judicial instability, changes in governmental policies or policies of central banks, expropriation, nationalization and/or confiscation of assets, price controls, capital controls, redenomination risk, exchange controls, protectionist trade policies, and other restrictive actions, unfavorable political and diplomatic developments, oil price fluctuation and changes in legislation. These risks are especially elevated in emerging markets. A number of non-U.S. jurisdictions in which we do business have been negatively impacted by slow growth rates or recessionary conditions, market volatility and/or political unrest. The political and economic environment in Europe has improved but remains challenging and the current degree of political and economic uncertainty could increase. In the U.K., the ongoing negotiation of the terms of the exit of the U.K. from the EU continues to inject uncertainty.
Potential risks of default on sovereign debt in some non-U.S. jurisdictions could expose us to substantial losses. Risks in one nation can limit our opportunities for portfolio growth and negatively affect our operations in other nations, including our U.S. operations. Market and economic disruptions of all types may affect consumer confidence levels and spending, corporate investment and job creation, bankruptcy rates, levels of incurrence and default on consumer and corporate debt, economic growth rates and asset values, among other factors. Any such unfavorable conditions or developments could have an adverse impact on our company.
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

9 Bank of America 2017

us to determine the exact requirements of local laws in every market or manage our relationships with multiple regulators in various jurisdictions. Our potential inability to remain in compliance with local laws in a particular market and manage our relationships with regulators could have an adverse effect not only on our businesses in that market but also on our reputation in general.
In addition to non-U.S. legislation, our international operations are also subject to U.S. legal requirements. For example, our international operations are subject to U.S. laws on foreign corrupt practices, the Office of Foreign Assets Control, know-your-customer requirements and anti-money laundering regulations. Emerging technologies, such as cryptocurrencies, could limit our ability to track the movement of funds. Our ability to comply with these laws is dependent on our ability to improve detection and reporting capabilities and reduce variation in control processes and oversight accountability.
We are subject to geopolitical risks, including acts or threats of terrorism, and actions taken by the U.S. or other governments in response thereto and/or military conflicts, which could adversely affect business and economic conditions abroad as well as in the U.S.
For more information on our non-U.S. credit and trading portfolios, see Non-U.S. Portfolio in the MD&A on page 70.
The U.K. Referendum, and the potential exit of the U.K. from the EU, could adversely affect us.
We conduct business in Europe primarily through our U.K. subsidiaries. For the year ended December 31, 2017, our operations in Europe, Middle East and Africa, including the U.K., represented approximately nine percent of our total revenue, net of interest expense.
A referendum was held in the U.K. on June 23, 2016, which resulted in a majority vote in favor of exiting the EU. Negotiations between the EU and U.K. regarding this exit are ongoing and consist of three phases: a divorce agreement, a new trade deal and an arrangement for a transition period. There has been progress on the agreement of divorce bill, which is expected to be finalized in the next 12 months. A high degree of uncertainty remains on the timing and the details of a future trade agreement and transition phase. In this context, the ultimate impact of the U.K.’s exit remains unclear and episodes of economic and market volatility may occur. If uncertainty resulting from the U.K.’s exit negatively impacts economic conditions, financial markets and consumer confidence, our business, results of operations, financial position and/or operational model could be adversely affected. In addition, if the terms of the U.K.’s exit limit the ability of our U.K. entities to conduct business in the EU or otherwise result in a significant increase in economic barriers between the U.K. and the EU, it is possible these changes could impose additional costs on us, cause us to be subject to different laws, regulations and/or regulatory authorities, cause adverse tax consequences to us, and could adversely impact our business, financial condition and operational model.
Business Operations
A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, and adversely impact our results of operations, liquidity and financial condition, as well as cause legal or reputational harm.
The potential for operational risk exposure exists throughout our organization and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. Our operational and security systems infrastructure and including our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or failure, or breach of systems or infrastructure, expose us to risk. We have taken measures to implement backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact or upon whom we rely. For example, technology project implementation challenges may cause business interruptions. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup or other operating or security systems and infrastructure or those of third parties with whom we interact or upon whom we rely may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our or such third party’s control, which could adversely affect our ability to process transactions or provide services. There could be sudden increases in customer transaction volume; electrical, telecommunications or other major physical infrastructure outages; newly identified vulnerabilities in key hardware or software; natural disasters such as earthquakes, tornadoes, hurricanes and floods; disease pandemics; and events arising from local or larger scale political or social matters, including terrorist acts. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and some data might not have been backed up. We continuously update the systems on which we rely to support our operations and growth and to remain compliant with all applicable laws, rules and regulations globally. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.
A cyber attack, information or security breach, or a technology failure of ours or of a third party could adversely affect our ability to conduct our business, manage our exposure to risk or expand our businesses, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause legal or reputational harm.
Our businesses are highly dependent on the security and efficacy of our infrastructure, computer and data management systems, as well as those of third parties with whom we interact or on whom we rely. Our businesses rely on the secure processing, transmission, storage and retrieval of confidential, proprietary and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our customers and other third parties may use personal mobile devices or computing devices that are outside of our network environment and are subject to their own cybersecurity risks.
We, our customers, regulators and other third parties have been subject to, and are likely to continue to be the target of, cyber attacks. These cyber attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of ours, our employees, our customers or of third parties, damages to systems, or otherwise material disruption to our or our customers’ or other third parties’ network access or business

Bank of America 2017 10

operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to protect the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate all security breaches, nor may we be able to implement guaranteed preventive measures against such security breaches. Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks.
Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies, and the use of the Internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal usage of web-based products and applications. In addition, cybersecurity risks have significantly increased in recent years in part due to the increased sophistication and activities of organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. The techniques used by bad actors change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. Additionally, the existence of cyber attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.
Although to date we have not experienced any material losses or other material consequences relating to technology failure, cyber attacks or other information or security breaches, whether directed at us or third parties, there can be no assurance that we will not suffer such losses or other consequences in the future. Our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of these threats, our prominent size and scale, and our role in the financial services industry and the broader economy, our plans to continue to implement our internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served, our continuous transmission of sensitive information to, and storage of such information by, third parties, including our vendors and regulators, our geographic footprint and international presence, the outsourcing of some of our business operations, threats of cyber terrorism, external extremist parties, including foreign state actors, in some circumstances as a means to promote political ends, and system and customer account updates and conversions. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority.
We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including financial counterparties; financial intermediaries such as clearing agents, exchanges and clearing houses; vendors; regulators; providers of critical infrastructure such as internet access and electrical power; and retailers for whom we process transactions. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyber attack or other information or security breach that significantly degrades, deletes or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including us. This consolidation interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any third-party technology failure, cyber attack or other information or security breach, termination or constraint could, among other things, adversely affect our ability to effect transactions, service our clients, manage our exposure to risk or expand our businesses.
Cyber attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences. Furthermore, the public perception that a cyber attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. A successful penetration or circumvention of system security could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.
Our mortgage loan repurchase obligations or claims from third parties could result in additional losses.
We and our legacy companies have sold significant amounts of residential mortgage loans. In connection with these sales, we or certain of our subsidiaries or legacy companies made various representations and warranties, breaches of which may result in a requirement that we repurchase the mortgage loans, or otherwise make whole or provide other remedies to counterparties. At December 31, 2017, we had $17.6 billion of unresolved repurchase claims, net of duplicate claims and excluding claims where the statute of limitations has expired without litigation being commenced. We have also received notifications pertaining to loans for which we have not received a repurchase request from sponsors of third-party securitizations with whom we engaged in whole-loan transactions and for which we may owe indemnity obligations.
We have recorded a liability of $1.9 billion for obligations under representations and warranties exposures. We also have an estimated range of possible loss of up to $1 billion over our recorded liability. The recorded liability and estimated range of possible loss are based on currently available information, significant judgment and a number of assumptions that are subject to change. Future representations and warranties losses may occur in excess of our recorded liability and estimated range of possible loss and such losses could have an adverse effect on our liquidity, financial condition and results of operations.
Additionally, our recorded liability for representations and warranties exposures and the corresponding estimated range of possible loss do not consider certain losses related to servicing, including foreclosure and related costs, fraud, indemnity or claims (including for residential mortgage-backed securities ) related to securities law. Losses with respect to one or more of these matters could be material to our results of operations or liquidity.
For more information about our representations and warranties exposure, including the estimated range of possible loss, see Off-

11 Bank of America 2017

Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties in the MD&A on page 40, Consumer Portfolio Credit Risk Management in the MD&A on page 54 and Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements.
Failure to satisfy our obligations as servicer for residential mortgage securitizations, along with other losses we could incur in our capacity as servicer, and foreclosure delays and/or investigations into our residential mortgage foreclosure practices could cause losses.
We and our legacy companies have securitized a significant portion of the residential mortgage loans that we originated or acquired. We service a portion of the loans we have securitized and also service loans on behalf of third-party securitization vehicles and other investors. If we commit a material breach of our obligations as servicer or master servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, which could cause us to lose servicing income. In addition, for loans principally held in private-label securitization trusts, we may have liability for any failure by us, as a servicer or master servicer, for any act or omission on our part that involves willful misfeasance, bad faith, gross negligence or reckless disregard of our duties. If any such breach were found to have occurred, it may harm our reputation, increase our servicing costs or adversely impact our results of operations. Additionally, with respect to foreclosures, we may incur costs or losses due to irregularities in the underlying documentation, or if the validity of a foreclosure action is challenged by a borrower or overturned by a court because of errors or deficiencies in the foreclosure process. We may also incur costs or losses relating to delays or alleged deficiencies in processing documents necessary to comply with state law governing foreclosure.
Changes in the structure of the GSEs and the relationship among the GSEs, the government and the private markets, or the conversion of the current conservatorship of Fannie Mae or Freddie Mac into receivership, could result in significant changes to our business operations and may adversely impact our business.
During 2017, we sold approximately $7.9 billion of loans to Fannie Mae and Freddie Mac. Each is currently in a conservatorship with its primary regulator, the Federal Housing Finance Agency, acting as conservator. We cannot predict whether the conservatorships will end, any associated changes to their business structure that could result or whether the conservatorships will end in receivership, privatization or other change in business structure. There are several proposed approaches to reform that, if enacted, could change the structure and the relationship among the GSEs, the government and the private markets, including the trading markets for agency conforming mortgage loans and markets for mortgage-related securities in which we participate. We cannot predict the prospects for the enactment, timing or content of legislative or rulemaking proposals regarding the future status of any GSEs. Accordingly, uncertainty regarding their future continues to exist, including whether they will continue to exist in their current forms or continue to guarantee mortgages and provide funding for mortgage loans.
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
Our risk management framework depends on a sound risk culture existing throughout the Corporation, and that we manage risks associated with third parties and vendors. Uncertain economic conditions, heightened legislative and regulatory scrutiny of the financial services industry and the overall complexity of our operations, among other developments, have resulted in a heightened level of risk for us. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage risks.
For more information about our risk management policies and procedures, see Managing Risk in the MD&A on page 41.
Regulatory, Compliance and Legal
We are subject to comprehensive government legislation and regulations, both domestically and internationally, which impact our operating costs, and could require us to make changes to our operations and result in an adverse impact on our results of operations. Additionally, these regulations and uncertainty surrounding the scope and requirements of the final rules implementing recently enacted and proposed legislation, as well as certain settlements and consent orders we have entered into, have increased and could continue to increase our compliance and operational risks and costs.
We are subject to comprehensive regulation under federal and state laws in the U.S. and the laws of the various jurisdictions in which we operate. These laws and regulations significantly affect and have the potential to restrict the scope of our existing businesses, limit our ability to pursue certain business opportunities or make our products and services more expensive for clients and customers.
In response to the financial crisis as well as other factors such as technological and market changes, the U.S. adopted the Financial Reform Act, which has resulted in significant rulemaking and proposed rulemaking by the U.S. Department of the Treasury, the Federal Reserve, the OCC, the CFPB, Financial Stability Oversight Council, the FDIC, the Department of Labor, the SEC and CFTC. Under the provisions of the Financial Reform Act known as the “Volcker Rule,” we are prohibited from proprietary trading and limited in our sponsorship of, and investment in, hedge funds, private equity funds and certain other covered private funds. Non-U.S. regulators, such as the U.K. financial regulators and the European Parliament and Commission, have adopted or proposed laws and regulations regarding financial institutions located in their jurisdictions, which have required and could require us to make significant modifications to our non-U.S. businesses, operations and legal entity structure in order to comply with these requirements.
We continue to make adjustments to our business and operations, legal entity structure and capital and liquidity management policies, procedures and controls to comply with these laws and regulations, as well as final rulemaking, guidance and interpretation by regulatory authorities. Further, we could become subject to regulatory requirements beyond those currently proposed, adopted or contemplated. Accordingly, the cumulative effect of all of the legislation and regulations on our business, operations and profitability remains uncertain. This uncertainty necessitates that in our business planning we make certain assumptions with respect to the scope and requirements of the proposed rules. If these assumptions prove incorrect, we could be subject to increased regulatory and compliance risks and costs

Bank of America 2017 12

as well as potential reputational harm. In addition, U.S. and international regulatory initiatives may overlap, and non-U.S. regulations and initiatives may be inconsistent or may conflict with current or proposed U.S. regulations, which could lead to compliance risks and increased costs.
Our regulators’ prudential and supervisory authority gives them broad power and discretion to direct our actions, and they have assumed an active oversight, inspection and investigatory role across the financial services industry. Regulatory focus is not limited to laws and regulations applicable to the financial services industry specifically, but also extends to other significant regulations such as the Foreign Corrupt Practices Act and U.S. and international anti-money laundering regulations. As part of their enforcement authority, our regulators have the authority to, among other things, assess significant civil or criminal monetary penalties, fines or restitution, issue cease and desist or removal orders and initiate injunctive actions. The amounts paid by us and other financial institutions to settle proceedings or investigations have been substantial and may continue to increase. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such settlements, which could have significant consequences for a financial institution, including reputational harm, loss of customers, restrictions on the ability to access capital markets, and the inability to operate certain businesses or offer certain products for a period of time.
The complexity of the federal and state regulatory and enforcement regimes in the U.S., coupled with the global scope of our operations and the aggressiveness of the regulatory environment worldwide also means that a single event or practice or a series of related events or practices may give rise to a large number of overlapping investigations and regulatory proceedings, either by multiple federal and state agencies in the U.S. or by multiple regulators and other governmental entities in different jurisdictions. Responding to inquiries, investigations, lawsuits and proceedings, regardless of the ultimate outcome of the matter, is time-consuming and expensive and can divert the attention of our senior management from our business. The outcome of such proceedings may be difficult to predict or estimate until late in the proceedings, which may last a number of years.
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
We face significant legal risks in our business, and the volume of claims and amount of damages, penalties and fines claimed in litigation, and regulatory and government proceedings against us and other financial institutions remain high. Greater than expected litigation and investigation costs, substantial legal liability or significant regulatory or government action against us could have adverse effects on our financial condition and results of operations or cause significant reputational harm to us, which in turn could adversely impact our liquidity, financial condition and results of operations. We continue to experience a significant volume of litigation and other disputes, including claims for contractual indemnification with counterparties regarding relative rights and responsibilities. Consumers, clients and other counterparties continue to be litigious. Among other things, financial institutions, including us, continue to be the subject of claims alleging anti-competitive conduct with respect to various products and markets, including U.S. antitrust class actions claiming joint and several liability for treble damages. In addition, regulatory authorities have had a supervisory focus on enforcement, including in connection with alleged violations of law and customer harm. For example, regulators and government agencies have pursued claims against financial institutions under FIRREA, the False Claims Act, and under the antitrust laws. Such claims may carry significant and, in certain cases, treble damages. The ongoing environment of extensive regulation, regulatory compliance burdens, litigation, and regulatory and government enforcement, combined with uncertainty related to the evolving regulatory environment, have resulted in operational and compliance costs and risks, which may limit our ability to continue providing certain products and services.
For more information on litigation risks, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.
U.S. federal banking agencies may require us to increase our regulatory capital, total loss absorbing capacity, long-term debt or liquidity requirements, which could result in the need to issue additional qualifying securities or to take other actions, such as to sell company assets.
We are subject to U.S. regulatory capital and liquidity rules. These rules, among other things, establish minimum requirements to qualify as a “well-capitalized” institution. If any of our subsidiary insured depository institutions fails to maintain its status as “well capitalized” under the applicable regulatory capital rules, the Federal Reserve will require us to agree to bring the insured depository institution back to “well-capitalized” status. For the duration of such an agreement, the Federal Reserve may impose restrictions on our activities. If we were to fail to enter into or comply with such an agreement, or fail to comply with the terms of such agreement, the Federal Reserve may impose more severe restrictions on our activities, including requiring us to cease and desist activities permitted under the Bank Holding Company Act of 1956.

13 Bank of America 2017

In the current regulatory environment, capital and liquidity requirements are frequently introduced and amended. It is possible that regulators may increase regulatory capital requirements, change how regulatory capital is calculated or increase liquidity requirements. Our risk-based capital surcharge (G-SIB surcharge) may increase from current estimates, and we are also subject to a countercyclical capital buffer which, while currently set at zero, may be increased by regulators. A significant component of regulatory capital ratios is calculating our risk-weighted assets, including operational risk, and our leverage exposure which may increase. Additionally, in April 2016, the U.S. banking regulators proposed Net Stable Funding Ratio requirements which target longer term liquidity risk and would apply to us and our subsidiary insured depository institutions. The Basel Committee on Banking Supervision has also revised several key methodologies for measuring risk-weighted assets, including a standardized approach for credit risk, standardized approach for operational risk, and constraints on the use of internal models as well as a capital floor based on the revised standardized approaches. U.S. banking regulators may update the U.S. Basel 3 rules to incorporate the Basel Committee revisions.
As part of its annual CCAR review, the Federal Reserve conducts stress testing on parts of our business using hypothetical economic scenarios prepared by the Federal Reserve. Those scenarios may affect our CCAR stress test results, which may have an effect on our projected regulatory capital amounts in the annual CCAR submission, including the CCAR capital plan affecting our dividends and stock repurchases.
We are also subject to the Federal Reserve’s rule effective January 1, 2019 requiring U.S. G-SIBs to maintain minimum amounts of external total loss-absorbing capacity (TLAC) to improve the resolvability and resiliency of large, interconnected BHCs, with minimum requirements for TLAC and long-term debt based on our risk-weighted assets, supplementary leverage exposure and G-SIB surcharge. Increases to these measures may impact our minimum external TLAC and long-term debt requirements.
Changes to and compliance with the regulatory capital and liquidity requirements may impact our operations by requiring us to liquidate assets, increase borrowings, issue additional equity or other securities, cease or alter certain operations, sell company assets, or hold highly liquid assets, which may adversely affect our results of operations. We may be prohibited from taking capital actions such as paying or increasing dividends, or repurchasing securities if the Federal Reserve objects to our CCAR capital plan. For more information, see Capital Management – Regulatory Capital in the MD&A on page 45.
Changes in accounting standards or assumptions in applying accounting policies could adversely affect us.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were incorrectly made, we could be required to correct and restate prior-period financial statements. Accounting standard-setters and those who interpret the accounting standards, the SEC, banking regulators and our independent registered public accounting firm may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes may be difficult to predict and could impact how we prepare and report our financial statements. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in us revising prior-period financial statements.
In June 2016, the Financial Accounting Standards Board issued a new accounting standard that will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. The new guidance is effective on January 1, 2020, with early adoption permitted on January 1, 2019. This new accounting standard is expected, on the date of adoption, to increase the allowance for credit losses with a resulting negative adjustment to retained earnings. For more information on some of our critical accounting policies and recent accounting changes, see Complex Accounting Estimates in the MD&A on page 84 and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
We may be adversely affected by changes in U.S. and non-U.S. tax laws and regulations.
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the Tax Act) which made significant changes to federal income tax law including, among other things, reducing the statutory corporate income tax rate to 21 percent from 35 percent and changing the taxation of our non-U.S. business activities. We have accounted for the effects of the Tax Act using reasonable estimates based on currently available information and our interpretations thereof. This accounting may change due to, among other things, changes in interpretations we have made and the issuance of new tax or accounting guidance.
In addition, we have U.K. net deferred tax assets which consist primarily of net operating losses that are expected to be realized by certain subsidiaries over an extended number of years. Adverse developments with respect to tax laws or to other material factors, such as prolonged worsening of Europe’s capital markets or changes in the ability of our U.K. subsidiaries to conduct business in the EU, could lead our management to reassess and/or change its current conclusion that no valuation allowance is necessary with respect to our U.K. net deferred tax assets.
It is possible that governmental authorities in the U.S. and/or other countries could further amend tax laws that would adversely affect us.
Reputation
Damage to our reputation could harm our businesses, including our competitive position and business prospects.
Our ability to attract and retain customers, clients, investors and employees is impacted by our reputation. Harm to our reputation can arise from various sources, including employee misconduct, security breaches, unethical behavior, litigation or regulatory outcomes, compensation practices, the suitability or reasonableness of recommending particular trading or investment strategies, prohibiting clients from engaging in certain transactions, sales practices, failing to deliver products, standards of service and quality expected by our customers, clients and the community, compliance failures, inadequacy of responsiveness to internal controls, unintended disclosure of confidential information, perception of our environmental, social and governance practices and disclosures, and the activities of our clients, customers and counterparties, including vendors. Actions by the financial services industry generally or by certain members or individuals in the industry also can adversely affect our reputation. In addition, adverse publicity or negative information posted on social media websites, whether or not factually correct, may adversely impact our business prospects or financial results.
We are subject to complex and evolving laws and regulations regarding privacy, know-your-customer requirements, data protection, including the EU General Data Protection Regulation

Bank of America 2017 14

(GDPR), cross-border data movement and other matters. Principles concerning the appropriate scope of consumer and commercial privacy vary considerably in different jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy may remain fluid. It is possible that these laws may be interpreted and applied by various jurisdictions in a manner inconsistent with our current or future practices, or that is inconsistent with one another. If personal, confidential or proprietary information of customers or clients in our possession is mishandled or misused, we may face regulatory, reputational and operational risks which could have an adverse effect on our financial condition and results of operations.
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
We operate in a highly competitive environment and will continue to experience intense competition from local and global financial institutions as well as new entrants, in both domestic and foreign markets. Additionally, the changing regulatory environment may create competitive disadvantages for certain financial institutions given geography-driven capital and liquidity requirements. For example, U.S. regulators have in certain instances adopted stricter capital and liquidity requirements than those applicable to non-U.S. institutions. To the extent we expand into new business areas and new geographic regions, we may face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to compete. In addition, technological advances and the growth of e-commerce have made it easier for non-depository institutions to offer products and services that traditionally were banking products, and for financial institutions to compete with technology companies in providing electronic and internet-based financial solutions including electronic securities trading, marketplace lending and payment processing. Further, clients may choose to conduct business with other market participants who engage in business or offer products in areas we deem speculative or risky, such as cryptocurrencies. Increased competition may negatively affect our earnings by creating pressure to lower prices or credit standards on our products and services requiring additional investment to improve the quality and delivery of our technology and/or reducing our market share, or affecting the willingness of our clients to do business with us.

Our inability to adapt our products and services to evolving industry standards and consumer preferences could harm our business.
Our business model is based on a diversified mix of businesses that provide a broad range of financial products and services, delivered through multiple distribution channels. Our success depends on our ability to adapt our products and services to evolving industry standards. There is increasing pressure by competitors to provide products and services at lower prices and this may impact our ability to grow revenue and/or effectively compete, in part, due to legislative and regulatory developments that affect the competitive landscape. Additionally, the competitive landscape may be impacted by the growth of non-depository institutions that offer products that were traditionally banking products as well as new innovative products. This can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including internet services, cryptocurrencies and payment systems, could require substantial expenditures to modify or adapt our existing products and services as we grow and develop our internet banking and mobile banking channel strategies in addition to remote connectivity solutions. We might not be successful in developing or introducing new products and services, integrating new products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers.
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
We use proprietary models and strategies extensively to measure and assess capital requirements for credit, country, market, operational and strategic risks and to assess and control

15 Bank of America 2017

our operations. These models require oversight and periodic re-validation and are subject to inherent limitations due to the use of historical trends and simplifying assumptions, and uncertainty regarding economic and financial outcomes. Our models may not be sufficiently predictive of future results due to limited historical patterns, extreme or unanticipated market movements and illiquidity, especially during severe market downturns or stress events. The models that we use to assess and control our market risk exposures also reflect assumptions about the degree of correlation among prices of various asset classes or other market indicators. Market conditions in recent years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk. We could suffer losses if our models and strategies fail to properly anticipate and manage risks.
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

Reforms to and uncertainty regarding LIBOR and certain other indices may adversely affect our business.
The U.K. FCA announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. This announcement, in conjunction with financial benchmark reforms more generally and changes in the interbank lending markets have resulted in uncertainty about the future of LIBOR and certain other rates or indices which are used as interest rate “benchmarks.” These actions and uncertainties may have the effect of triggering future changes in the rules or methodologies used to calculate benchmarks or lead to the discontinuance or unavailability of benchmarks. ICE Benchmark Administration is the administrator of LIBOR and maintains a reference panel of contributor banks, which includes Bank of America, N.A., London branch for certain LIBOR rates. Uncertainty as to the nature and effect of such reforms and actions, and the potential or actual discontinuance of benchmark quotes, may adversely affect the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to benchmarks, including any LIBOR-based securities, loans and derivatives, or our financial condition or results of operations. Furthermore, there can be no assurances that we and other market participants will be adequately prepared for an actual discontinuation of benchmarks, including LIBOR, that may have an unpredictable impact on contractual mechanics (including, but not limited to, interest rates to be paid to or by us) and cause significant disruption to financial markets that are relevant to our business segments, particularly Global Banking and Global Markets, among other adverse consequences, which may also result in adversely affecting our financial condition or results of operations.

Item 1B. Unresolved Staff Comments
None

Item 2. Properties
As of December 31, 2017, our principal offices and other materially important properties consisted of the following:

Facility Name	Location	General Character of the Physical Property	Primary Business Segment	Property Status	Property Square Feet (1)
Bank of America Corporate Center	Charlotte, NC	60 Story Building	Principal Executive Offices	Owned	1,212,177
Bank of America Tower at One Bryant Park	New York, NY	55 Story Building	GWIM, Global Banking and Global Markets	Leased (2)	1,836,575
Bank of America Merrill Lynch Financial Centre	London, UK	4 Building Campus	Global Banking and Global Markets	Leased	562,595
Cheung Kong Center	Hong Kong	62 Story Building	Global Banking and Global Markets	Leased	149,790

(1)	For leased properties, property square feet represents the square footage occupied by the Corporation.

(2)	The Corporation has a 49.9 percent joint venture interest in this property.
We own or lease approximately 79.1 million square feet in 20,000 facility and ATM locations globally, including approximately 74.1 million square feet in the U.S. (all 50 states and the District of Columbia, the U.S. Virgin Islands, Puerto Rico and Guam) and approximately 5.0 million square feet in more than 35 countries.
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

Item 3. Legal Proceedings
See Litigation and Regulatory Matters in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference.
Item 4. Mine Safety Disclosures
None

Bank of America 2017 16

Part II
Bank of America Corporation and Subsidiaries
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the New York Stock Exchange. As of February 21, 2018, there were 174,913 registered shareholders of common stock. The table below sets forth the high and low closing sales prices of the common stock on the New York Stock Exchange for the periods indicated during 2016 and 2017, as well as the dividends we paid on a quarterly basis:

	Quarter	High	Low	Dividend
2016	First	$16.43	$11.16	$0.05
	Second	15.11	12.18	0.05
	Third	16.19	12.74	0.075
	Fourth	23.16	15.63	0.075
2017	First	25.50	22.05	0.075
	Second	24.32	22.23	0.075
	Third	25.45	22.89	0.12
	Fourth	29.88	25.45	0.12
For more information regarding our ability to pay dividends, see Note 13 – Shareholders’ Equity and Note 16 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements, which are incorporated herein by reference.
For more information on our equity compensation plans, see Note 18 – Stock-based Compensation Plans to the Consolidated Financial Statements and Item 12 on page 193 of this report, which are incorporated herein by reference.

The table below presents share repurchase activity for the three months ended December 31, 2017. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its bank subsidiaries. Each of the bank subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted-Average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority Amounts (2)
October 1 - 31, 2017	32,986	$26.92	32,982	$9,040
November 1 - 30, 2017	68,951	27.23	68,951	7,162
December 1 - 31, 2017	72,075	29.18	72,073	10,059
Three months ended December 31, 2017	174,012	27.98

(1)
Includes shares of the Corporation’s common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards under equity incentive plans.

(2)
On June 28, 2017, following the Federal Reserve’s non-objection to our 2017 CCAR capital plan, the Board authorized the repurchase of $12.0 billion in common stock from July 1, 2017 through June 30, 2018, plus approximately $900 million to offset the effect of equity-based compensation plans during the same period. On December 5, 2017, the Corporation announced that the Board authorized the repurchase of an additional $5.0 billion of common stock by June 30, 2018. During the three months ended December 31, 2017, pursuant to the Board’s authorizations, the Corporation repurchased approximately $4.9 billion of common stock, which included common stock to offset equity-based compensation awards. For more information, see Capital Management -- CCAR and Capital Planning on page 45 and Note 13 – Shareholders’ Equity to the Consolidated Financial Statements.

On August 24, 2017, the holders of the Corporation’s Series T preferred stock exercised warrants to acquire 700 million shares of the Corporation’s common stock. To purchase the Corporation’s common stock upon exercise of the warrants, the holders submitted as consideration $5 billion of Series T preferred stock. On August 29, 2017, the Corporation issued 700 million shares of common stock to the holders. The terms of the warrants were previously disclosed in the Corporation’s Current Report on Form 8-K filed on August 25, 2011.  The sale of the Corporation’s common stock pursuant to exercise of the warrants has not been registered with the Securities and Exchange Commission. Such sale is exempt from registration pursuant to Section 4(2) and Section 3(a)(9) of the Securities Act of 1933, as amended. The Corporation did not receive any proceeds from the sale of the common stock upon exercise of the warrants; the cash proceeds the Corporation received in connection with the sale of the Series T preferred stock in August 2011 were used for general corporate purposes.
Item 6. Selected Financial Data
See Tables 7 and 8 in the MD&A beginning on page 25, which are incorporated herein by reference.

17 Bank of America 2017

Item 7. Bank of America Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bank of America 2017 18

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Bank of America Corporation (the “Corporation”) and its management may make certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipates,” “targets,” “expects,” “hopes,” “estimates,” “intends,” “plans,” “goals,” “believes,” “continue” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could”. Forward-looking statements represent the Corporation’s current expectations, plans or forecasts of its future results, revenues, expenses, efficiency ratio, capital measures, strategy and future business and economic conditions more generally, and other future matters. These statements are not guarantees of future results or performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of this Annual Report on Form 10-K: the Corporation’s potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions, including inquiries into our retail sales practices, and the possibility that amounts may be in excess of the Corporation’s recorded liability and estimated range of possible loss for litigation exposures; the possibility that the Corporation could face increased servicing, securities, fraud, indemnity, contribution or other claims from one or more counterparties, including trustees, purchasers of loans, underwriters, issuers, other parties involved in securitizations, monolines or private-label and other investors; the possibility that future representations and warranties losses may occur in excess of the Corporation’s recorded liability and estimated range of possible loss for its representations and warranties exposures; the Corporation’s ability to resolve representations and warranties repurchase and related claims, including claims brought by investors or trustees seeking to avoid the statute of limitations for repurchase claims; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates, currency exchange rates, economic conditions, and potential geopolitical instability; the impact on the Corporation’s business, financial condition and results of operations of a potential higher interest rate environment; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties; the Corporation’s ability to achieve its expense targets, net interest income expectations, or other projections; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; estimates of the fair value of certain of the Corporation’s assets and liabilities; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the potential impact of total loss-absorbing capacity requirements; potential adverse changes to our global systemically important bank surcharge; the potential impact of Federal Reserve actions on the Corporation’s capital plans; the possible impact of the Corporation’s failure to remediate a shortcoming identified by banking regulators in the Corporation’s Resolution Plan; the effect of regulations, other guidance or additional information on our estimated impact of the Tax Act; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including, but not limited to, recovery and resolution planning requirements, Federal Deposit Insurance Corporation (FDIC) assessments, the Volcker Rule, fiduciary standards and derivatives regulations; a failure in or breach of the Corporation’s operational or security systems or infrastructure, or those of third parties, including as a result of cyber attacks; the impact on the Corporation’s business, financial condition and results of operations from the planned exit of the United Kingdom from the European Union; and other similar matters.
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
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “the Corporation” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At December 31, 2017, the Corporation had approximately $2.3 trillion in assets and a headcount of approximately 209,000 employees. Headcount remained relatively unchanged since December 31, 2016.
As of December 31, 2017, we operated in all 50 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico and more than 35 countries. Our retail banking footprint covers approximately 85 percent of the U.S. population, and we serve approximately 47 million consumer and small business relationships with approximately 4,500 retail financial centers, approximately 16,000 ATMs, and leading digital banking platforms (www.bankofamerica.com) with approximately 35 million active users, including approximately 24 million mobile active users. We offer industry-leading support to approximately three million small business owners. Our wealth management businesses, with client balances of nearly $2.8 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a

19 Bank of America 2017

broad range of asset classes serving corporations, governments, institutions and individuals around the world.
2017 Economic and Business Environment
The U.S. economy gained momentum in 2017, as it grew for the eighth consecutive year. Following a soft start, partly driven by sharp inventory liquidation and adverse weather effects, GDP growth accelerated over the remainder of the year. Economic growth was supported by a noticeable pickup in business investment in high-tech equipment, a recovery in oil exploration and solid consumer demand growth. A revitalization in U.S. export growth, on the back of a weakening dollar and stronger global growth, also had beneficial impacts. GDP growth was limited by a mid-year softening in residential investment and a flat period for government consumption and investment. The housing market finished the year strongly. A lean supply of unsold inventory and solid demand was supportive of steady home price appreciation through much of the year.
The labor market continued to tighten as job creation exceeded the growth in the labor force. The unemployment rate fell to a 17-year low. Wage growth, however, remained relatively muted.
Inflation also remained low. The headline rate edged somewhat higher on recovering energy prices. But core inflation, excluding volatile food and energy components, slowed unexpectedly over much of the year, as goods’ prices and health care inflation softened, and the acceleration in rents leveled off. Core inflation once again finished the year below the Federal Reserve’s two percent target level.
Equity markets advanced strongly in 2017, with the S&P 500 increasing by approximately 20 percent. The anticipation of corporate tax reform and strong global earnings growth appeared to fuel the stock market’s strong performance. Following a mid-year decline, long-term Treasury yields recovered towards the end of 2017, but finished little changed from the start of the year. With short-end rates rising over the course of the year, the yield curve flattened considerably. After a brief surge following the 2016 election, the trade-weighted dollar declined over most of 2017.
The Federal Open Market Committee (FOMC) raised its target range for the Federal funds rate three times in 2017, bringing the total rise in the funds rate during the current cycle to 125 basis points (bps). The Federal Reserve also began allowing a small portion of its Treasury and mortgage-backed securities (MBS) to roll off as monetary policy normalization continued. Current Federal Reserve baseline forecasts suggest gradual rate increases will continue into 2018 against a backdrop of solid economic expansion and a tightening labor market.
The improved economic momentum in 2017 was not confined to the U.S. The eurozone posted its strongest GDP growth in 10 years, despite heightened political uncertainty and fragmentation.

In this context, the European Central Bank decided to taper its quantitative easing program even if domestic inflationary pressures remained historically weak. The impact of the 2016 U.K. referendum vote in favor of leaving the European Union (EU) started to materialize within the U.K. economy which, despite the robust global momentum, showed its weakest GDP growth in five years.
Supported by a very accommodative monetary policy stance and sustained growth in external demand, the Japanese economy expanded at the strongest pace since 2010 with headline inflation remaining positive throughout the year. Across emerging nations, economic activity was supported by China’s continued transition towards a more consumption-based growth model, as well as by the recovery in Brazil and Russia following the 2016 recession.
Recent Events
Capital Management
During 2017, we repurchased approximately $12.8 billion of common stock pursuant to the Board’s repurchase authorizations under our 2017 and 2016 Comprehensive Capital Analysis and Review (CCAR) capital plans, including repurchases to offset equity-based compensation awards, and pursuant to an additional $5 billion share repurchase authorization approved by the Board and the Federal Reserve in December 2017. For more information, see Capital Management on page 45.
Change in Tax Law
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the Tax Act) which made significant changes to federal income tax law including, among other things, reducing the statutory corporate income tax rate to 21 percent from 35 percent and changing the taxation of our non-U.S. business activities. Results for 2017 included an estimated reduction in net income of $2.9 billion due to the Tax Act, driven largely by a lower valuation of certain U.S. deferred tax assets and liabilities. We have accounted for the effects of the Tax Act using reasonable estimates based on currently available information and our interpretations thereof. This accounting may change due to, among other things, changes in interpretations we have made and the issuance of new tax or accounting guidance.
Long-term Debt Exchange
In December 2017, pursuant to a private offering, we exchanged $11.0 billion of outstanding long-term debt for new fixed/floating-rate senior notes, subject to certain terms and conditions. The impact on our results of operations related to this exchange was not significant. For more information on this exchange, see Liquidity Risk on page 49.

Bank of America 2017 20

Selected Financial Data
Table 1 provides selected consolidated financial data for 2017 and 2016.

Table 1	Selected Financial Data

(Dollars in millions, except per share information)		2017	2016
Income statement
Revenue, net of interest expense		$87,352	$83,701
Net income		18,232	17,822
Diluted earnings per common share		1.56	1.49
Dividends paid per common share		0.39	0.25
Performance ratios
Return on average assets		0.80%	0.81%
Return on average common shareholders’ equity		6.72	6.69
Return on average tangible common shareholders’ equity (1)		9.41	9.51
Efficiency ratio		62.67	65.81
Balance sheet at year end
Total loans and leases		$936,749	$906,683
Total assets		2,281,234	2,188,067
Total deposits		1,309,545	1,260,934
Total common shareholders’ equity		244,823	240,975
Total shareholders’ equity		267,146	266,195

(1)
Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to accounting principles generally accepted in the United States of America (GAAP) financial measures, see Non-GAAP Reconciliations on page 88.

Financial Highlights
Net income was $18.2 billion, or $1.56 per diluted share in 2017 compared to $17.8 billion, or $1.49 per diluted share in 2016. The results for 2017 include an estimated charge of $2.9 billion related to the Tax Act. The pre-tax results for 2017 compared to 2016 were driven by higher revenue, largely the result of an increase in net interest income, lower provision for credit losses and a decline in noninterest expense.
Effective October 1, 2017, we changed our accounting method for determining when certain stock-based compensation awards granted to retirement-eligible employees are deemed authorized, changing from the grant date to the beginning of the year preceding the grant date when the incentive award plans are generally approved.  As a result, the estimated value of the awards is now expensed ratably over the year preceding the grant date. All prior periods presented herein have been restated for this change in accounting method. The change affected consolidated financial information and All Other; it did not affect the business segments. Under the applicable bank regulatory rules, we are not required to and, accordingly, did not restate previously-filed capital metrics and ratios. The cumulative impact of the change in accounting method resulted in an insignificant pro forma change to our capital metrics and ratios. For more information, see Note 1 - Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Table 2	Summary Income Statement

(Dollars in millions)		2017	2016
Net interest income		$44,667	$41,096
Noninterest income		42,685	42,605
Total revenue, net of interest expense		87,352	83,701
Provision for credit losses		3,396	3,597
Noninterest expense		54,743	55,083
Income before income taxes		29,213	25,021
Income tax expense		10,981	7,199
Net income		18,232	17,822
Preferred stock dividends		1,614	1,682
Net income applicable to common shareholders		$16,618	$16,140

Per common share information
Earnings		$1.63	$1.57
Diluted earnings		1.56	1.49

21 Bank of America 2017

Net Interest Income
Net interest income increased $3.6 billion to $44.7 billion in 2017 compared to 2016. The net interest yield increased 11 bps to 2.32 percent for 2017. These increases were primarily driven by the benefits from higher interest rates and loan and deposit growth, partially offset by the sale of the non-U.S. consumer credit card business in the second quarter of 2017. For more information regarding interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 81.
Noninterest Income

Table 3	Noninterest Income

(Dollars in millions)		2017	2016
Card income		$5,902	$5,851
Service charges		7,818	7,638
Investment and brokerage services		13,281	12,745
Investment banking income		6,011	5,241
Trading account profits		7,277	6,902
Mortgage banking income		224	1,853
Gains on sales of debt securities		255	490
Other income		1,917	1,885
Total noninterest income		$42,685	$42,605
Noninterest income increased $80 million to $42.7 billion for 2017 compared to 2016. The following highlights the significant changes.

●	Service charges increased $180 million primarily driven by the impact of pricing strategies and higher treasury services-related revenue.

●
Investment and brokerage services income increased $536 million primarily driven by the impact of assets under management (AUM) flows and higher market valuations, partially offset by the impact of changing market dynamics on transactional revenue and AUM pricing.

●	Investment banking income increased $770 million primarily due to higher advisory fees and higher debt and equity issuance fees.

●	Trading account profits increased $375 million primarily due to increased client financing activity in equities, partially offset by weaker performance across most fixed-income products.

●
Mortgage banking income decreased $1.6 billion primarily driven by lower net servicing income due to lower net mortgage servicing rights (MSR) results, and lower production income primarily due to lower volume.

●	Gains on sales of debt securities decreased $235 million primarily driven by lower activity.

●
Other income remained relatively unchanged. Included was a $793 million pre-tax gain recognized in connection with the sale of the non-U.S. consumer credit card business and a downward valuation adjustment of $946 million on tax-advantaged energy investments in connection with the Tax Act.

Provision for Credit Losses
The provision for credit losses decreased $201 million to $3.4 billion for 2017 compared to 2016 primarily due to reductions in energy exposures in the commercial portfolio and credit quality improvements in the consumer real estate portfolio. This was partially offset by portfolio seasoning and loan growth in the U.S. credit card portfolio and a single-name non-U.S. commercial charge-off. For more information on the provision for credit losses, see Provision for Credit Losses on page 72.
Noninterest Expense

Table 4	Noninterest Expense

(Dollars in millions)		2017	2016
Personnel		$31,642	$31,748
Occupancy		4,009	4,038
Equipment		1,692	1,804
Marketing		1,746	1,703
Professional fees		1,888	1,971
Data processing		3,139	3,007
Telecommunications		699	746
Other general operating		9,928	10,066
Total noninterest expense		$54,743	$55,083
Noninterest expense decreased $340 million to $54.7 billion for 2017 compared to 2016. The decrease was primarily due to lower operating costs, a reduction from the sale of the non-U.S. consumer credit card business and lower litigation expense, partially offset by a $316 million impairment charge related to certain data centers in the process of being sold and $145 million for the shared success discretionary year-end bonus awarded to certain employees.
Income Tax Expense

Table 5	Income Tax Expense

(Dollars in millions)		2017	2016
Income before income taxes		$29,213	$25,021
Income tax expense		10,981	7,199
Effective tax rate		37.6%	28.8%
Tax expense for 2017 included a charge of $1.9 billion reflecting the impact of the Tax Act discussed below. Included in the tax charge was $2.3 billion related primarily to a lower valuation of certain deferred tax assets and liabilities and a $347 million tax benefit on the pre-tax loss from the lower valuation of our tax-advantaged energy investments. Other than the impact of the Tax Act, the effective tax rate for 2017 was driven by our recurring tax preference benefits as well as an expense recognized in connection with the sale of the non-U.S. consumer credit card business, largely offset by benefits related to the adoption of the new accounting standard for the tax impact associated with share-based compensation and the restructuring of certain subsidiaries. The effective tax rate for 2016 was driven by our recurring tax preferences and net tax benefits related to various tax audit matters, partially offset by a charge for the impact of U.K. tax law changes enacted in 2016.

Bank of America 2017 22

On December 22, 2017, the President signed into law the Tax Act which made significant changes to federal income tax law including, among other things, reducing the statutory corporate income tax rate to 21 percent from 35 percent and changing the taxation of our non-U.S. business activities. Results for 2017 included an estimated reduction in net income of $2.9 billion due to the Tax Act, driven largely by a lower valuation of certain U.S. deferred tax assets and liabilities. Additionally, the change in the corporate income tax rate impacted our tax-advantaged energy investments, resulting in a downward valuation adjustment of $946 million recorded in other income that was fully offset by tax benefits arising from lower deferred tax liabilities on these investments. We have accounted for the effects of the Tax Act using reasonable estimates based on currently available information and our interpretations thereof. This accounting may change due to, among other things, changes in interpretations we have made and the issuance of new tax or accounting guidance.
We expect the effective tax rate for 2018 to be approximately 20 percent, absent unusual items.
Our U.K. deferred tax assets, which consist primarily of net operating losses, are expected to be realized by certain subsidiaries over a number of years. Significant changes to management’s earnings forecasts for those subsidiaries, changes in applicable laws, further changes in tax laws or changes in the ability of our U.K. subsidiaries to conduct business in the EU, could lead management to reassess our ability to realize the U.K. deferred tax assets.
Balance Sheet Overview

Table 6	Selected Balance Sheet Data

		December 31
(Dollars in millions)		2017	2016	% Change
Assets
Cash and cash equivalents		$157,434	$147,738	7%
Federal funds sold and securities borrowed or purchased under agreements to resell		212,747	198,224	7
Trading account assets		209,358	180,209	16
Debt securities		440,130	430,731	2
Loans and leases		936,749	906,683	3
Allowance for loan and lease losses		(10,393)	(11,237)	(8)
All other assets		335,209	335,719	—
Total assets		$2,281,234	$2,188,067	4
Liabilities
Deposits		$1,309,545	$1,260,934	4
Federal funds purchased and securities loaned or sold under agreements to repurchase		176,865	170,291	4
Trading account liabilities		81,187	63,031	29
Short-term borrowings		32,666	23,944	36
Long-term debt		227,402	216,823	5
All other liabilities		186,423	186,849	—
Total liabilities		2,014,088	1,921,872	5
Shareholders’ equity		267,146	266,195	—
Total liabilities and shareholders’ equity		$2,281,234	$2,188,067	4
Assets
At December 31, 2017, total assets were approximately $2.3 trillion, up $93.2 billion from December 31, 2016. The increase in assets was primarily due to higher loans and leases driven by client demand for commercial loans, higher trading assets and securities borrowed or purchased under agreements to resell due to increased customer activity, and higher cash and cash equivalents and debt securities driven by the deployment of deposit inflows.
Cash and Cash Equivalents
Cash and cash equivalents increased $9.7 billion primarily driven by deposit growth and net debt issuances, partially offset by loan growth and net securities purchases.
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Federal funds transactions involve lending reserve balances on a short-term basis. Securities borrowed or purchased under agreements to resell are collateralized lending transactions utilized to accommodate customer transactions, earn interest rate spreads, and obtain securities for settlement and for collateral. Federal funds sold and securities borrowed or purchased under agreements to resell increased $14.5 billion due to a higher level of customer financing activity.

Trading Account Assets
Trading account assets consist primarily of long positions in equity and fixed-income securities including U.S. government and agency securities, corporate securities and non-U.S. sovereign debt. Trading account assets increased $29.1 billion primarily driven by additional inventory in fixed-income, currencies and commodities (FICC) to meet expected client demand and increased client financing activities in equities within Global Markets.
Debt Securities
Debt securities primarily include U.S. Treasury and agency securities, MBS, principally agency MBS, non-U.S. bonds, corporate bonds and municipal debt. We use the debt securities portfolio primarily to manage interest rate and liquidity risk and to take advantage of market conditions that create economically attractive returns on these investments. Debt securities increased $9.4 billion primarily driven by the deployment of deposit inflows. For more information on debt securities, see Note 3 – Securities to the Consolidated Financial Statements.
Loans and Leases
Loans and leases increased $30.1 billion compared to December 31, 2016. The increase was primarily due to net loan growth driven by strong client demand for commercial loans and increases in

23 Bank of America 2017

residential mortgage. For more information on the loan portfolio, see Credit Risk Management on page 54.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses decreased $844 million primarily due to the impact of improvements in credit quality from a stronger economy. For more information, see Allowance for Credit Losses on page 72.
Liabilities
At December 31, 2017, total liabilities were approximately $2.0 trillion, up $92.2 billion from December 31, 2016, primarily due to an increase in deposits, higher trading account liabilities due to an increase in short positions, and higher long-term debt due to net issuances.
Deposits
Deposits increased $48.6 billion primarily due to an increase in retail deposits.
Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase
Federal funds transactions involve borrowing reserve balances on a short-term basis. Securities loaned or sold under agreements to repurchase are collateralized borrowing transactions utilized to accommodate customer transactions, earn interest rate spreads and finance assets on the balance sheet. Federal funds purchased and securities loaned or sold under agreements to repurchase increased $6.6 billion primarily due to an increase in repurchase agreements.
Trading Account Liabilities
Trading account liabilities consist primarily of short positions in equity and fixed-income securities including U.S. Treasury and agency securities, corporate securities and non-U.S. sovereign debt. Trading account liabilities increased $18.2 billion primarily due to higher equity short positions and higher levels of short government bonds driven by expected client demand within Global Markets.
Short-term Borrowings
Short-term borrowings provide an additional funding source and primarily consist of Federal Home Loan Bank (FHLB) short-term borrowings, notes payable and various other borrowings that generally have maturities of one year or less. Short-term borrowings increased $8.7 billion primarily due to an increase in short-term bank notes and short-term FHLB Advances. For more information on short-term borrowings, see Note 10 – Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings to the Consolidated Financial Statements.
Long-term Debt
Long-term debt increased $10.6 billion primarily driven by issuances outpacing maturities and redemptions. For more information on long-term debt, see Note 11 – Long-term Debt to the Consolidated Financial Statements.
Shareholders’ Equity
Shareholders’ equity increased $1.0 billion driven by earnings, largely offset by returns of capital to shareholders of $18.4 billion through common and preferred stock dividends and share repurchases.
Cash Flows Overview
The Corporation’s operating assets and liabilities support our global markets and lending activities. We believe that cash flows from operations, available cash balances and our ability to generate cash through short- and long-term debt are sufficient to fund our operating liquidity needs. Our investing activities primarily include the debt securities portfolio and loans and leases. Our financing activities reflect cash flows primarily related to customer deposits, securities financing agreements and long-term debt. For more information on liquidity, see Liquidity Risk on page 49.

Bank of America 2017 24

Table 7	Five-year Summary of Selected Financial Data

(In millions, except per share information)		2017	2016	2015	2014	2013
Income statement
Net interest income		$44,667	$41,096	$38,958	$40,779	$40,719
Noninterest income		42,685	42,605	44,007	45,115	46,783
Total revenue, net of interest expense		87,352	83,701	82,965	85,894	87,502
Provision for credit losses		3,396	3,597	3,161	2,275	3,556
Noninterest expense		54,743	55,083	57,617	75,656	69,213
Income before income taxes		29,213	25,021	22,187	7,963	14,733
Income tax expense		10,981	7,199	6,277	2,443	4,194
Net income		18,232	17,822	15,910	5,520	10,539
Net income applicable to common shareholders		16,618	16,140	14,427	4,476	9,190
Average common shares issued and outstanding		10,196	10,284	10,462	10,528	10,731
Average diluted common shares issued and outstanding		10,778	11,047	11,236	10,585	11,491
Performance ratios
Return on average assets		0.80%	0.81%	0.74%	0.26%	0.49%
Return on average common shareholders’ equity		6.72	6.69	6.28	2.01	4.21
Return on average tangible common shareholders’ equity (1)		9.41	9.51	9.16	2.98	6.35
Return on average shareholders’ equity		6.72	6.70	6.33	2.32	4.51
Return on average tangible shareholders’ equity (1)		9.08	9.17	8.88	3.34	6.58
Total ending equity to total ending assets		11.71	12.17	11.92	11.57	11.06
Total average equity to total average assets		11.96	12.14	11.64	11.11	10.81
Dividend payout		24.24	15.94	14.49	28.20	4.66
Per common share data
Earnings		$1.63	$1.57	$1.38	$0.43	$0.86
Diluted earnings		1.56	1.49	1.31	0.42	0.83
Dividends paid		0.39	0.25	0.20	0.12	0.04
Book value		23.80	23.97	22.48	21.32	20.69
Tangible book value (1)		16.96	16.89	15.56	14.43	13.77
Market price per share of common stock
Closing		$29.52	$22.10	$16.83	$17.89	$15.57
High closing		29.88	23.16	18.45	18.13	15.88
Low closing		22.05	11.16	15.15	14.51	11.03
Market capitalization		$303,681	$222,163	$174,700	$188,141	$164,914
Average balance sheet
Total loans and leases		$918,731	$900,433	$876,787	$898,703	$918,641
Total assets		2,268,633	2,190,218	2,160,536	2,145,393	2,163,296
Total deposits		1,269,796	1,222,561	1,155,860	1,124,207	1,089,735
Long-term debt		225,133	228,617	240,059	253,607	263,417
Common shareholders’ equity		247,101	241,187	229,576	222,907	218,340
Total shareholders’ equity		271,289	265,843	251,384	238,317	233,819
Asset quality (2)
Allowance for credit losses (3)		$11,170	$11,999	$12,880	$14,947	$17,912
Nonperforming loans, leases and foreclosed properties (4)		6,758	8,084	9,836	12,629	17,772
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (4, 5)		1.12%	1.26%	1.37%	1.66%	1.90%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (4, 5)		161	149	130	121	102
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (4, 5)		156	144	122	107	87
Net charge-offs (6, 7)		$3,979	$3,821	$4,338	$4,383	$7,897
Net charge-offs as a percentage of average loans and leases outstanding (4, 6)		0.44%	0.43%	0.50%	0.49%	0.87%
Net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (4)		0.44	0.44	0.51	0.50	0.90
Capital ratios at year end (8)
Common equity tier 1 capital		11.8%	11.0%	10.2%	12.3%	n/a
Tier 1 common capital		n/a	n/a	n/a	n/a	10.9%
Tier 1 capital		13.2	12.4	11.3	13.4	12.2
Total capital		15.1	14.3	13.2	16.5	15.1
Tier 1 leverage		8.6	8.9	8.6	8.2	7.7
Tangible equity (1)		8.9	9.2	8.9	8.4	7.8
Tangible common equity (1)		7.9	8.0	7.8	7.5	7.2

(1)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios, see Supplemental Financial Data on page 27, and for corresponding reconciliations to GAAP financial measures, see Non-GAAP Reconciliations on page 88.

(2)	For more information on the impact of the purchased credit-impaired (PCI) loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 54.

(3)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(4)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 62 and corresponding Table 31, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 67 and corresponding Table 38.

(5)
Asset quality metrics for 2016 include $243 million of non-U.S. credit card allowance for loan and lease losses and $9.2 billion of non-U.S. credit card loans, which were included in assets of business held for sale on the Consolidated Balance Sheet at December 31, 2016. In 2017, the Corporation sold its non-U.S. consumer credit card business.

(6)
Net charge-offs exclude $207 million, $340 million, $808 million, $810 million and $2.3 billion of write-offs in the PCI loan portfolio for 2017, 2016, 2015, 2014 and 2013, respectively. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 60.

(7)
Includes net charge-offs of $75 million and $175 million on non-U.S. credit card loans in 2017 and 2016, which were included in assets of business held for sale on the Consolidated Balance Sheet at December 31, 2016.

(8)
Risk-based capital ratios are reported under Basel 3 Advanced - Transition at December 31, 2017, 2016 and 2015. We reported risk-based capital ratios under Basel 3 Standardized - Transition at December 31, 2014 and under the general risk-based approach at December 31, 2013. For more information, see Capital Management on page 45.

n/a = not applicable

25 Bank of America 2017

Table 8	Selected Quarterly Financial Data

	2017 Quarters				2016 Quarters
(In millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement
Net interest income	$11,462	$11,161	$10,986	$11,058	$10,292	$10,201	$10,118	$10,485
Noninterest income (1)	8,974	10,678	11,843	11,190	9,698	11,434	11,168	10,305
Total revenue, net of interest expense	20,436	21,839	22,829	22,248	19,990	21,635	21,286	20,790
Provision for credit losses	1,001	834	726	835	774	850	976	997
Noninterest expense	13,274	13,394	13,982	14,093	13,413	13,734	13,746	14,190
Income before income taxes	6,161	7,611	8,121	7,320	5,803	7,051	6,564	5,603
Income tax expense (1)	3,796	2,187	3,015	1,983	1,268	2,257	1,943	1,731
Net income (1)	2,365	5,424	5,106	5,337	4,535	4,794	4,621	3,872
Net income applicable to common shareholders	2,079	4,959	4,745	4,835	4,174	4,291	4,260	3,415
Average common shares issued and outstanding	10,471	10,198	10,014	10,100	10,170	10,250	10,328	10,370
Average diluted common shares issued and outstanding	10,622	10,747	10,835	10,920	10,992	11,034	11,086	11,108
Performance ratios
Return on average assets	0.41%	0.95%	0.90%	0.97%	0.82%	0.87%	0.85%	0.72%
Four quarter trailing return on average assets (2)	0.80	0.91	0.89	0.88	0.81	0.76	0.75	0.76
Return on average common shareholders’ equity	3.29	7.89	7.75	8.09	6.79	7.02	7.14	5.80
Return on average tangible common shareholders’ equity (3)	4.56	10.98	10.87	11.44	9.58	9.94	10.17	8.32
Return on average shareholders’ equity	3.43	7.88	7.56	8.09	6.69	7.10	7.01	5.99
Return on average tangible shareholders’ equity (3)	4.62	10.59	10.23	11.01	9.09	9.68	9.61	8.27
Total ending equity to total ending assets	11.71	11.91	12.00	11.92	12.17	12.28	12.21	12.02
Total average equity to total average assets	11.87	12.03	11.94	12.00	12.21	12.26	12.11	11.96
Dividend payout	60.35	25.59	15.78	15.64	18.37	17.97	12.17	15.12
Per common share data
Earnings	$0.20	$0.49	$0.47	$0.48	$0.41	$0.42	$0.41	$0.33
Diluted earnings	0.20	0.46	0.44	0.45	0.39	0.40	0.39	0.31
Dividends paid	0.12	0.12	0.075	0.075	0.075	0.075	0.05	0.05
Book value	23.80	23.87	24.85	24.34	23.97	24.14	23.68	23.13
Tangible book value (3)	16.96	17.18	17.75	17.22	16.89	17.09	16.68	16.18
Market price per share of common stock
Closing	$29.52	$25.34	$24.26	$23.59	$22.10	$15.65	$13.27	$13.52
High closing	29.88	25.45	24.32	25.50	23.16	16.19	15.11	16.43
Low closing	25.45	22.89	22.23	22.05	15.63	12.74	12.18	11.16
Market capitalization	$303,681	$264,992	$239,643	$235,291	$222,163	$158,438	$135,577	$139,427
Average balance sheet
Total loans and leases	$927,790	$918,129	$914,717	$914,144	$908,396	$900,594	$899,670	$892,984
Total assets	2,301,687	2,271,104	2,269,293	2,231,649	2,208,391	2,189,750	2,188,410	2,174,126
Total deposits	1,293,572	1,271,711	1,256,838	1,256,632	1,250,948	1,227,186	1,213,291	1,198,455
Long-term debt	227,644	227,309	224,019	221,468	220,587	227,269	233,061	233,654
Common shareholders’ equity	250,838	249,214	245,756	242,480	244,519	243,220	240,078	236,871
Total shareholders’ equity	273,162	273,238	270,977	267,700	269,739	268,440	265,056	260,065
Asset quality (4)
Allowance for credit losses (5)	$11,170	$11,455	$11,632	$11,869	$11,999	$12,459	$12,587	$12,696
Nonperforming loans, leases and foreclosed properties (6)	6,758	6,869	7,127	7,637	8,084	8,737	8,799	9,281
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6, 7)	1.12%	1.16%	1.20%	1.25%	1.26%	1.30%	1.32%	1.35%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (6, 7)	161	163	160	156	149	140	142	136
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the PCI loan portfolio (6, 7)	156	158	154	150	144	135	135	129
Net charge-offs (8, 9)	$1,237	$900	$908	$934	$880	$888	$985	$1,068
Annualized net charge-offs as a percentage of average loans and leases outstanding (6, 8)	0.53%	0.39%	0.40%	0.42%	0.39%	0.40%	0.44%	0.48%
Annualized net charge-offs as a percentage of average loans and leases outstanding, excluding the PCI loan portfolio (6)	0.54	0.40	0.41	0.42	0.39	0.40	0.45	0.49
Capital ratios at period end (10)
Common equity tier 1 capital	11.8%	11.9%	11.6%	11.0%	11.0%	11.0%	10.6%	10.3%
Tier 1 capital	13.2	13.3	13.2	12.5	12.4	12.4	12.0	11.5
Total capital	15.1	15.1	15.1	14.4	14.3	14.2	13.9	13.4
Tier 1 leverage	8.6	9.0	8.9	8.8	8.9	9.1	8.9	8.7
Tangible equity (3)	8.9	9.1	9.2	9.0	9.2	9.3	9.2	9.0
Tangible common equity (3)	7.9	8.1	8.0	7.9	8.0	8.1	8.1	7.9

(1)
Net income for the fourth quarter of 2017 included an estimated charge of $2.9 billion from enactment of the Tax Act which consisted of $946 million in noninterest income and $1.9 billion in income tax expense. For more information on Tax Act impacts, see Income Tax Expense on page 22.

(2)	Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.

(3)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios, see Supplemental Financial Data on page 27, and for corresponding reconciliations to GAAP financial measures, see Non-GAAP Reconciliations on page 88.

(4)	For more information on the impact of the PCI loan portfolio on asset quality, see Consumer Portfolio Credit Risk Management on page 54.

(5)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(6)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 62 and corresponding Table 31, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 67 and corresponding Table 38.

(7)
Asset quality metrics for the first quarter of 2017 and the fourth quarter of 2016 include $242 million and $243 million of non-U.S. credit card allowance for loan and lease losses and $9.5 billion and $9.2 billion of non-U.S. credit card loans, which were included in assets of business held for sale on the Consolidated Balance Sheet at March 31, 2017 and December 31, 2016. In 2017, the Corporation sold its non-U.S. consumer credit card business.

(8)
Net charge-offs exclude $46 million, $73 million, $55 million and $33 million of write-offs in the PCI loan portfolio in the fourth, third, second and first quarters of 2017, respectively, and $70 million, $83 million, $82 million and $105 million in the fourth, third, second and first quarters of 2016, respectively. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 60.

(9)
Includes net charge-offs of $31 million, $44 million and $41 million on non-U.S. credit card loans in the second and first quarters of 2017, and in the fourth quarter of 2016, which were included in assets of business held for sale on the Consolidated Balance Sheet at March 31, 2017 and December 31, 2016.

(10)	Risk-based capital ratios are reported under Basel 3 Advanced - Transition. For more information, see Capital Management on page 45.

Bank of America 2017 26

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
The aforementioned supplemental data and performance measures are presented in Tables 7 and 8.
For more information on the reconciliation of these non-GAAP financial measures to GAAP financial measures, see Non-GAAP Reconciliations on page 88.

27 Bank of America 2017

Table 9	Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
(Dollars in millions)	2017			2016			2015
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$127,431	$1,122	0.88%	$133,374	$605	0.45%	$136,391	$369	0.27%
Time deposits placed and other short-term investments	12,112	241	1.99	9,026	140	1.55	9,556	146	1.53
Federal funds sold and securities borrowed or purchased under agreements to resell	222,818	2,390	1.07	216,161	1,118	0.52	211,471	988	0.47
Trading account assets	129,007	4,618	3.58	129,766	4,563	3.52	137,837	4,547	3.30
Debt securities	435,005	10,626	2.44	418,289	9,263	2.23	390,849	9,233	2.38
Loans and leases (1):
Residential mortgage	197,766	6,831	3.45	188,250	6,488	3.45	201,366	6,967	3.46
Home equity	62,260	2,608	4.19	71,760	2,713	3.78	81,070	2,984	3.68
U.S. credit card	91,068	8,791	9.65	87,905	8,170	9.29	88,244	8,085	9.16
Non-U.S. credit card (2)	3,929	358	9.12	9,527	926	9.72	10,104	1,051	10.40
Direct/Indirect consumer (3)	93,374	2,622	2.81	91,853	2,296	2.50	84,585	2,040	2.41
Other consumer (4)	2,628	112	4.23	2,295	75	3.26	1,938	56	2.86
Total consumer	451,025	21,322	4.73	451,590	20,668	4.58	467,307	21,183	4.53
U.S. commercial	292,452	9,765	3.34	276,887	8,101	2.93	248,354	6,883	2.77
Commercial real estate (5)	58,502	2,116	3.62	57,547	1,773	3.08	52,136	1,521	2.92
Commercial lease financing	21,747	706	3.25	21,146	627	2.97	19,802	628	3.17
Non-U.S. commercial	95,005	2,566	2.70	93,263	2,337	2.51	89,188	2,008	2.25
Total commercial	467,706	15,153	3.24	448,843	12,838	2.86	409,480	11,040	2.70
Total loans and leases (2)	918,731	36,475	3.97	900,433	33,506	3.72	876,787	32,223	3.68
Other earning assets	76,957	3,032	3.94	59,775	2,762	4.62	62,040	2,890	4.66
Total earning assets (6)	1,922,061	58,504	3.04	1,866,824	51,957	2.78	1,824,931	50,396	2.76
Cash and due from banks	27,995			27,893			28,921
Other assets, less allowance for loan and lease losses	318,577			295,501			306,684
Total assets	$2,268,633			$2,190,218			$2,160,536
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$53,783	$5	0.01%	$49,495	$5	0.01%	$46,498	$7	0.01%
NOW and money market deposit accounts	628,647	873	0.14	589,737	294	0.05	543,133	273	0.05
Consumer CDs and IRAs	44,794	121	0.27	48,594	133	0.27	54,679	162	0.30
Negotiable CDs, public funds and other deposits	36,782	354	0.96	32,889	160	0.49	29,976	95	0.32
Total U.S. interest-bearing deposits	764,006	1,353	0.18	720,715	592	0.08	674,286	537	0.08
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	2,442	21	0.85	3,891	32	0.82	4,473	31	0.70
Governments and official institutions	1,006	10	0.95	1,437	9	0.64	1,492	5	0.33
Time, savings and other	62,386	547	0.88	59,183	382	0.65	54,767	288	0.53
Total non-U.S. interest-bearing deposits	65,834	578	0.88	64,511	423	0.66	60,732	324	0.53
Total interest-bearing deposits	829,840	1,931	0.23	785,226	1,015	0.13	735,018	861	0.12
Federal funds purchased, securities loaned or sold under agreements to repurchase, short-term borrowings and other interest-bearing liabilities	273,097	3,538	1.30	251,236	2,350	0.94	275,785	2,387	0.87
Trading account liabilities	45,518	1,204	2.64	37,897	1,018	2.69	46,206	1,343	2.91
Long-term debt	225,133	6,239	2.77	228,617	5,578	2.44	240,059	5,958	2.48
Total interest-bearing liabilities (6)	1,373,588	12,912	0.94	1,302,976	9,961	0.76	1,297,068	10,549	0.81
Noninterest-bearing sources:
Noninterest-bearing deposits	439,956			437,335			420,842
Other liabilities	183,800			184,064			191,242
Shareholders’ equity	271,289			265,843			251,384
Total liabilities and shareholders’ equity	$2,268,633			$2,190,218			$2,160,536
Net interest spread			2.10%			2.02%			1.95%
Impact of noninterest-bearing sources			0.27			0.23			0.24
Net interest income/yield on earning assets		$45,592	2.37%		$41,996	2.25%		$39,847	2.19%

(1)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis. PCI loans are recorded at fair value upon acquisition and accrete interest income over the estimated life of the loan.

(2)	Includes assets of the Corporation’s non-U.S. consumer credit card business, which was sold during the second quarter of 2017.

(3)	Includes non-U.S. consumer loans of $2.9 billion, $3.4 billion and $4.0 billion in 2017, 2016 and 2015, respectively.

(4)
Includes consumer finance loans of $321 million, $514 million and $619 million; consumer leases of $2.1 billion, $1.6 billion and $1.2 billion, and consumer overdrafts of $179 million, $173 million and $156 million in 2017, 2016 and 2015, respectively.

(5)
Includes U.S. commercial real estate loans of $55.0 billion, $54.2 billion and $49.0 billion, and non-U.S. commercial real estate loans of $3.5 billion, $3.4 billion and $3.1 billion in 2017, 2016 and 2015, respectively.

(6)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $44 million, $176 million and $59 million in 2017, 2016 and 2015, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $1.4 billion, $2.1 billion and $2.4 billion in 2017, 2016 and 2015, respectively. For more information, see Interest Rate Risk Management for the Banking Book on page 81.

Bank of America 2017 28

Table 10	Analysis of Changes in Net Interest Income - FTE Basis

	Due to Change in (1)		Net Change	Due to Change in (1)		Net Change
	Volume	Rate		Volume	Rate
(Dollars in millions)	From 2016 to 2017			From 2015 to 2016
Increase (decrease) in interest income
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$(32)	$549	$517	$(9)	$245	$236
Time deposits placed and other short-term investments	48	53	101	(8)	2	(6)
Federal funds sold and securities borrowed or purchased under agreements to resell	41	1,231	1,272	28	102	130
Trading account assets	(22)	77	55	(265)	281	16
Debt securities	438	925	1,363	722	(692)	30
Loans and leases:
Residential mortgage	335	8	343	(454)	(25)	(479)
Home equity	(360)	255	(105)	(343)	72	(271)
U.S. credit card	290	331	621	(33)	118	85
Non-U.S. credit card	(544)	(24)	(568)	(60)	(65)	(125)
Direct/Indirect consumer	38	288	326	174	82	256
Other consumer	11	26	37	10	9	19
Total consumer			654			(515)
U.S. commercial	468	1,196	1,664	787	431	1,218
Commercial real estate	29	314	343	159	93	252
Commercial lease financing	19	60	79	42	(43)	(1)
Non-U.S. commercial	48	181	229	90	239	329
Total commercial			2,315			1,798
Total loans and leases			2,969			1,283
Other earning assets	793	(523)	270	(104)	(24)	(128)
Total interest income			$6,547			$1,561
Increase (decrease) in interest expense
U.S. interest-bearing deposits:
Savings	$—	$—	$—	$(2)	$—	$(2)
NOW and money market deposit accounts	20	559	579	22	(1)	21
Consumer CDs and IRAs	(12)	—	(12)	(16)	(13)	(29)
Negotiable CDs, public funds and other deposits	20	174	194	10	55	65
Total U.S. interest-bearing deposits			761			55
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	(12)	1	(11)	(4)	5	1
Governments and official institutions	(3)	4	1	—	4	4
Time, savings and other	24	141	165	26	68	94
Total non-U.S. interest-bearing deposits			155			99
Total interest-bearing deposits			916			154
Federal funds purchased, securities loaned or sold under agreements to repurchase, short-term borrowings and other interest-bearing liabilities	217	971	1,188	(201)	164	(37)
Trading account liabilities	206	(20)	186	(240)	(85)	(325)
Long-term debt	(85)	746	661	(288)	(92)	(380)
Total interest expense			2,951			(588)
Net increase in net interest income			$3,596			$2,149

(1)
The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of change attributable to the variance in rate for that category. The unallocated change in rate or volume variance is allocated between the rate and volume variances.

29 Bank of America 2017

Business Segment Operations
Segment Description and Basis of Presentation
We report our results of operations through the following four business segments: Consumer Banking, GWIM, Global Banking and Global Markets, with the remaining operations recorded in All Other. The primary activities, products and businesses of the business segments and All Other are shown below.

Bank of America Corporation
Consumer Banking
Global Wealth & Investment Management
Global Banking
Global Markets
All Other
Deposits
Consumer Deposits
Merrill Edge
Small Business Client Management
Consumer Lending
Consumer and Small Business Credit Card
Debit Card
Core Consumer Real Estate Loans
Consumer Vehicle Lending
Merrill Lynch Global Wealth Management
U.S. Trust, Bank of America Private Wealth Management
Investment Banking
Global Corporate Banking
Global Commercial Banking
Business Banking
Fixed Income Markets
Equity Markets
ALM Activities
Non-Core Mortgage Loans
MSR Valuations
Liquidating Businesses
Equity Investments
Corporate Activities and Residual Expense Allocations
Accounting Reclassifications and Eliminations
Initial Impact of Tax Act

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

Bank of America 2017 30

Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
(Dollars in millions)	2017	2016	2017	2016	2017	2016	% Change
Net interest income (FTE basis)	$13,353	$10,701	$10,954	$10,589	$24,307	$21,290	14%
Noninterest income:
Card income	8	9	5,062	4,926	5,070	4,935	3
Service charges	4,265	4,141	1	1	4,266	4,142	3
Mortgage banking income (1)	—	—	481	960	481	960	(50)
All other income	391	403	6	1	397	404	(2)
Total noninterest income	4,664	4,553	5,550	5,888	10,214	10,441	(2)
Total revenue, net of interest expense (FTE basis)	18,017	15,254	16,504	16,477	34,521	31,731	9

Provision for credit losses	201	174	3,324	2,541	3,525	2,715	30
Noninterest expense	10,380	9,677	7,407	7,977	17,787	17,654	1
Income before income taxes (FTE basis)	7,436	5,403	5,773	5,959	13,209	11,362	16
Income tax expense (FTE basis)	2,816	1,993	2,186	2,197	5,002	4,190	19
Net income	$4,620	$3,410	$3,587	$3,762	$8,207	$7,172	14

Net interest yield (FTE basis)	2.05%	1.79%	4.18%	4.37%	3.54%	3.38%
Return on average allocated capital	39	28	14	17	22	21
Efficiency ratio (FTE basis)	57.61	63.44	44.88	48.41	51.53	55.64

Balance Sheet

Average
Total loans and leases	$5,084	$4,809	$260,974	$240,999	$266,058	$245,808	8%
Total earning assets (2)	651,963	598,043	261,802	242,445	686,612	629,984	9
Total assets (2)	679,306	624,592	273,253	254,287	725,406	668,375	9
Total deposits	646,930	592,417	6,390	7,234	653,320	599,651	9
Allocated capital	12,000	12,000	25,000	22,000	37,000	34,000	9

Year end
Total loans and leases	$5,143	$4,938	$275,330	$254,053	$280,473	$258,991	8%
Total earning assets (2)	675,485	631,172	275,742	255,511	709,832	662,698	7
Total assets (2)	703,330	658,316	287,390	268,002	749,325	702,333	7
Total deposits	670,802	625,727	5,728	7,059	676,530	632,786	7

(1)	Total consolidated mortgage banking income of $224 million for 2017 was recorded primarily in Consumer Lending and All Other compared to $1.9 billion for 2016.

(2)
In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.

Consumer Banking, which is comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. Our customers and clients have access to a coast to coast network including financial centers in 34 states and the District of Columbia. Our network includes approximately 4,500 financial centers, 16,000 ATMs, nationwide call centers, and leading digital banking platforms with approximately 35 million active users, including approximately 24 million mobile active users.
Consumer Banking Results
Net income for Consumer Banking increased $1.0 billion to $8.2 billion in 2017 compared to 2016 primarily driven by higher net interest income, partially offset by higher provision for credit losses and lower mortgage banking income. Net interest income increased $3.0 billion to $24.3 billion primarily due to the beneficial impact of an increase in investable assets as a result of higher deposits, as well as pricing discipline and loan growth. Noninterest income decreased $227 million to $10.2 billion driven by lower mortgage banking income, partially offset by higher card income and service charges.
The provision for credit losses increased $810 million to $3.5 billion due to portfolio seasoning and loan growth in the U.S. credit card portfolio. Noninterest expense increased $133 million to $17.8 billion driven by higher personnel expense, including the shared success discretionary year-end bonus, and increased FDIC expense, as well as investments in digital capabilities and business growth, including increased primary sales professionals, combined with investments in new financial centers and renovations. These increases were partially offset by improved operating efficiencies.
The return on average allocated capital was 22 percent, up from 21 percent, as higher net income was partially offset by an increased capital allocation. For more information on capital allocations, see Business Segment Operations on page 30.
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

31 Bank of America 2017

capabilities including access to the Corporation’s network of financial centers and ATMs.
Deposits includes the net impact of migrating customers and their related deposit and brokerage asset balances between Deposits and GWIM as well as other client-managed businesses. For more information on the migration of customer balances to or from GWIM, see GWIM – Net Migration Summary on page 35.
Net income for Deposits increased $1.2 billion to $4.6 billion in 2017 driven by higher revenue, partially offset by higher noninterest expense. Net interest income increased $2.7 billion to $13.4 billion primarily due to the beneficial impact of an increase in investable assets as a result of higher deposits, and pricing discipline. Noninterest income increased $111 million to $4.7 billion driven by higher service charges.
The provision for credit losses increased $27 million to $201 million in 2017. Noninterest expense increased $703 million to $10.4 billion primarily driven by investments in digital capabilities and business growth, including increased primary sales professionals, combined with investments in new financial centers and renovations, higher personnel expense, including the shared success discretionary year-end bonus, and increased FDIC expense.
Average deposits increased $54.5 billion to $646.9 billion in 2017 driven by strong organic growth. Growth in checking, money market savings and traditional savings of $57.9 billion was partially offset by a decline in time deposits of $3.5 billion.

Key Statistics – Deposits

	2017	2016
Total deposit spreads (excludes noninterest costs) (1)	1.84%	1.65%

Year end
Client brokerage assets (in millions)	$177,045	$144,696
Digital banking active users (units in thousands) (2)	34,855	32,942
Mobile banking active users (units in thousands)	24,238	21,648
Financial centers	4,470	4,579
ATMs	16,039	15,928

(1)	Includes deposits held in Consumer Lending.

(2)
Digital users represents mobile and/or online users across consumer businesses; historical information has been reclassified primarily due to the sale of the Corporation’s non-U.S. consumer credit card business in 2017.

Client brokerage assets increased $32.3 billion driven by strong client flows and market performance. Mobile banking active users increased 2.6 million reflecting continuing changes in our customers’ banking preferences. The number of financial centers declined 109 driven by changes in customer preferences to self-service options as we continue to optimize our consumer banking network and improve our cost-to-serve.
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
We classify consumer real estate loans as core or non-core based on loan and customer characteristics such as origination date, product type, loan-to-value (LTV), Fair Isaac Corporation (FICO) score and delinquency status. For more information on the core and non-core portfolios, see Consumer Portfolio Credit Risk Management on page 54. Total owned loans in the core portfolio held in Consumer Lending increased $14.7 billion to $115.9 billion in 2017, primarily driven by higher residential mortgage balances, partially offset by a decline in home equity balances.
Consumer Lending includes the net impact of migrating customers and their related loan balances between Consumer Lending and GWIM. For more information on the migration of customer balances to or from GWIM, see GWIM – Net Migration Summary on page 35.
Net income for Consumer Lending decreased $175 million to $3.6 billion in 2017 driven by higher provision for credit losses and lower noninterest income, partially offset by lower noninterest expense and higher net interest income. Net interest income increased $365 million to $11.0 billion primarily driven by the impact of an increase in loan balances. Noninterest income decreased $338 million to $5.6 billion driven by lower mortgage banking income, partially offset by higher card income.
The provision for credit losses increased $783 million to $3.3 billion in 2017 due to portfolio seasoning and loan growth in the U.S. credit card portfolio. Noninterest expense decreased $570 million to $7.4 billion primarily driven by improved operating efficiencies.
Average loans increased $20.0 billion to $261.0 billion in 2017 driven by increases in residential mortgages as well as consumer vehicle and U.S credit card loans, partially offset by lower home equity loan balances.

Key Statistics – Consumer Lending

(Dollars in millions)	2017	2016
Total U.S. credit card (1)
Gross interest yield	9.65%	9.29%
Risk-adjusted margin	8.67	9.04
New accounts (in thousands)	4,939	4,979
Purchase volumes	$244,753	$226,432
Debit card purchase volumes	$298,641	$285,612

(1)	In addition to the U.S. credit card portfolio in Consumer Banking, the remaining U.S. credit card portfolio is in GWIM.
During 2017, the total U.S. credit card risk-adjusted margin decreased 37 bps compared to 2016, primarily driven by compressed margins, increased net charge-offs and higher credit card rewards costs. Total U.S. credit card purchase volumes increased $18.3 billion to $244.8 billion, and debit card purchase volumes increased $13.0 billion to $298.6 billion, reflecting higher levels of consumer spending.

Bank of America 2017 32

Mortgage Banking Income
Mortgage banking income in Consumer Banking includes production income and net servicing income. Production income is comprised primarily of revenue from the fair value gains and losses recognized on our interest rate lock commitments (IRLCs) and loans held-for-sale (LHFS), the related secondary market execution, and costs related to representations and warranties made in the sales transactions along with other obligations incurred in the sales of mortgage loans. Production income decreased $461 million to $202 million in 2017 due to a decision to retain a higher percentage of residential mortgage production in Consumer Banking, as well as the impact of a higher interest rate environment driving lower refinances.
Net servicing income within Consumer Banking includes income earned in connection with servicing activities and MSR valuation adjustments for the core portfolio, net of results from risk management activities used to hedge certain market risks of the MSRs. Net servicing income decreased $18 million to $279 million in 2017 reflecting the decline in the size of the servicing portfolio.
Mortgage Servicing Rights
At December 31, 2017, the core MSR portfolio, held within Consumer Lending, was $1.7 billion compared to $2.1 billion at December 31, 2016. The decrease was primarily driven by the amortization of expected cash flows, which exceeded additions to the MSR portfolio, partially offset by the impact of changes in fair value from rising interest rates. For more information on MSRs, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements.

Key Statistics - Mortgage Banking

(Dollars in millions)	2017	2016
Loan production (1):
Total (2):
First mortgage	$50,581	$64,153
Home equity	16,924	15,214
Consumer Banking:
First mortgage	$34,065	$44,510
Home equity	15,199	13,675

(1)	The loan production amounts represent the unpaid principal balance of loans and in the case of home equity, the principal amount of the total line of credit.

(2)	In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations in Consumer Banking and for the total Corporation decreased $10.4 billion and $13.6 billion in 2017, primarily driven by a higher interest rate environment driving lower first-lien mortgage refinances.
Home equity production in Consumer Banking and for the total Corporation increased $1.5 billion and $1.7 billion in 2017 due to a higher demand based on improving housing trends, and improved engagement with customers.
Global Wealth & Investment Management

(Dollars in millions)	2017	2016	% Change
Net interest income (FTE basis)	$6,173	$5,759	7%
Noninterest income:
Investment and brokerage services	10,883	10,316	5
All other income	1,534	1,575	(3)
Total noninterest income	12,417	11,891	4
Total revenue, net of interest expense (FTE basis)	18,590	17,650	5

Provision for credit losses	56	68	(18)
Noninterest expense	13,564	13,175	3
Income before income taxes (FTE basis)	4,970	4,407	13
Income tax expense (FTE basis)	1,882	1,632	15
Net income	$3,088	$2,775	11

Net interest yield (FTE basis)	2.32%	2.09%
Return on average allocated capital	22	21
Efficiency ratio (FTE basis)	72.96	74.65

Balance Sheet

Average
Total loans and leases	$152,682	$142,429	7%
Total earning assets	265,670	275,799	(4)
Total assets	281,517	291,478	(3)
Total deposits	245,559	256,425	(4)
Allocated capital	14,000	13,000	8

Year end
Total loans and leases	$159,378	$148,179	8%
Total earning assets	267,026	283,151	(6)
Total assets	284,321	298,931	(5)
Total deposits	246,994	262,530	(6)

33 Bank of America 2017

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
Net income for GWIM increased $313 million to $3.1 billion in 2017 compared to 2016 due to higher revenue, partially offset by an increase in noninterest expense. The operating margin was 27 percent compared to 25 percent a year ago.

Net interest income increased $414 million to $6.2 billion driven by higher short-term interest rates. Noninterest income, which primarily includes investment and brokerage services income, increased $526 million to $12.4 billion. The increase in noninterest income was driven by the impact of AUM flows and higher market valuations, partially offset by the impact of changing market dynamics on transactional revenue and AUM pricing. Noninterest expense increased $389 million to $13.6 billion primarily driven by higher revenue-related incentive costs.
Return on average allocated capital was 22 percent in 2017, up from 21 percent a year ago, as higher net income was partially offset by an increased capital allocation.
Revenue from MLGWM of $15.3 billion increased six percent in 2017 compared to 2016 due to higher net interest income and asset management fees driven by AUM flows and higher market valuations, partially offset by lower transactional revenue and AUM pricing. U.S. Trust revenue of $3.3 billion increased seven percent in 2017 compared to 2016 reflecting higher net interest income and asset management fees driven by higher market valuations and AUM flows.

Key Indicators and Metrics

(Dollars in millions, except as noted)	2017	2016
Revenue by Business
Merrill Lynch Global Wealth Management	$15,288	$14,486
U.S. Trust	3,295	3,075
Other (1)	7	89
Total revenue, net of interest expense (FTE basis)	$18,590	$17,650

Client Balances by Business, at year end
Merrill Lynch Global Wealth Management	$2,305,664	$2,102,175
U.S. Trust	446,199	406,392
Total client balances	$2,751,863	$2,508,567

Client Balances by Type, at year end
Assets under management	$1,080,747	$886,148
Brokerage assets	1,125,282	1,085,826
Assets in custody	136,708	123,066
Deposits	246,994	262,530
Loans and leases (2)	162,132	150,997
Total client balances	$2,751,863	$2,508,567

Assets Under Management Rollforward
Assets under management, beginning of year	$886,148	$900,863
Net client flows (3)	95,707	30,582
Market valuation/other (1)	98,892	(45,297)
Total assets under management, end of year	$1,080,747	$886,148

Associates, at year end (4, 5)
Number of financial advisors	17,355	16,820
Total wealth advisors, including financial advisors	19,238	18,678
Total primary sales professionals, including financial advisors and wealth advisors	20,341	19,629

Merrill Lynch Global Wealth Management Metric (5)
Financial advisor productivity (6) (in thousands)	$1,005	$974

U.S. Trust Metric, at year end (5)
Primary sales professionals	1,714	1,677

(1)
Amounts for 2016 include the results of BofA Global Capital Management, the cash management division of Bank of America, and certain administrative items. Amounts also reflect the sale to a third party of approximately $80 billion of BofA Global Capital Management’s AUM in 2016.

(2)	Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.

(3)	For 2016, net client flows included $8.0 billion of net outflows related to BofA Global Capital Management’s AUM that were sold in 2016.

(4)	Includes financial advisors in the Consumer Banking segment of 2,402 and 2,200 at December 31, 2017 and 2016.

(5)	Associate computation is based on headcount.

(6)
Financial advisor productivity is defined as MLGWM total revenue, excluding the allocation of certain asset and liability management (ALM) activities, divided by the total average number of financial advisors (excluding financial advisors in the Consumer Banking segment).

Bank of America 2017 34

Client Balances
Client balances managed under advisory and/or discretion of GWIM are AUM and are typically held in diversified portfolios. Fees earned on AUM are calculated as a percentage of clients’ AUM balances. The asset management fees charged to clients per year depend on various factors, but are commonly driven by the breadth of the client’s relationship and generally range from 50 to 150 bps on their total AUM. The net client AUM flows represent the net change in clients’ AUM balances over a specified period of time, excluding market appreciation/depreciation and other adjustments.
Client balances increased $243.3 billion, or 10 percent, in 2017 to nearly $2.8 trillion at December 31, 2017, primarily due to AUM which increased $194.6 billion, or 22 percent, due to positive net flows and higher market valuations.

Net Migration Summary
GWIM results are impacted by the net migration of clients and their corresponding deposit, loan and brokerage balances primarily from Consumer Banking, as presented in the table below. Migrations result from the movement of clients between business segments to better align with client needs.

Net Migration Summary (1)

(Dollars in millions)	2017	2016
Total deposits, net – from GWIM	$356	$1,319
Total loans, net – from GWIM	154	7
Total brokerage, net – from GWIM	266	1,972

(1)	Migration occurs primarily between GWIM and Consumer Banking.
Global Banking

(Dollars in millions)	2017	2016	% Change
Net interest income (FTE basis)	$10,504	$9,471	11%
Noninterest income:
Service charges	3,125	3,094	1
Investment banking fees	3,471	2,884	20
All other income	2,899	2,996	(3)
Total noninterest income	9,495	8,974	6
Total revenue, net of interest expense (FTE basis)	19,999	18,445	8

Provision for credit losses	212	883	(76)
Noninterest expense	8,596	8,486	1
Income before income taxes (FTE basis)	11,191	9,076	23
Income tax expense (FTE basis)	4,238	3,347	27
Net income	$6,953	$5,729	21

Net interest yield (FTE basis)	2.93%	2.76%
Return on average allocated capital	17	15
Efficiency ratio (FTE basis)	42.98	46.01

Balance Sheet

Average
Total loans and leases	$346,089	$333,820	4%
Total earning assets	358,302	342,859	5
Total assets	416,038	396,737	5
Total deposits	312,859	304,741	3
Allocated capital	40,000	37,000	8

Year end
Total loans and leases	$350,668	$339,271	3%
Total earning assets	365,560	350,110	4
Total assets	424,533	408,330	4
Total deposits	329,273	307,630	7
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
Net income for Global Banking increased $1.2 billion to $7.0 billion in 2017 compared to 2016 driven by higher revenue and lower provision for credit losses.
Revenue increased $1.6 billion to $20.0 billion in 2017 compared to 2016 driven by higher net interest income and noninterest income. Net interest income increased $1.0 billion to $10.5 billion due to loan and deposit-related growth, higher short-

35 Bank of America 2017

term rates on an increased deposit base and the impact of the allocation of ALM activities, partially offset by credit spread compression. Noninterest income increased $521 million to $9.5 billion largely due to higher investment banking fees.
The provision for credit losses decreased $671 million to $212 million in 2017 primarily driven by reductions in energy exposures and continued portfolio improvement, partially offset by Global Banking’s portion of a single-name non-U.S. commercial charge-off. Noninterest expense increased $110 million to $8.6 billion in 2017 primarily driven by higher investments in technology and higher deposit insurance, partially offset by lower litigation costs.
The return on average allocated capital was 17 percent, up from 15 percent, as higher net income was partially offset by an increased capital allocation. For more information on capital allocated to the business segments, see Business Segment Operations on page 30.

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
The table below and following discussion present a summary of the results, which exclude certain investment banking activities in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Revenue
Business Lending	$4,387	$4,285	$4,280	$4,139	$404	$376	$9,071	$8,800
Global Transaction Services	3,322	2,996	3,017	2,718	849	740	7,188	6,454
Total revenue, net of interest expense	$7,709	$7,281	$7,297	$6,857	$1,253	$1,116	$16,259	$15,254

Balance Sheet

Average
Total loans and leases	$158,292	$152,944	$170,101	$163,309	$17,682	$17,537	$346,075	$333,790
Total deposits	148,704	143,233	127,720	126,253	36,435	35,256	312,859	304,742

Year end
Total loans and leases	$163,184	$152,589	$169,997	$168,828	$17,500	$17,882	$350,681	$339,299
Total deposits	155,614	144,016	137,538	128,210	36,120	35,409	329,272	307,635
Business Lending revenue increased $271 million in 2017 compared to 2016 driven by the impact of loan and lease-related growth and the allocation of ALM activities, partially offset by credit spread compression.
Global Transaction Services revenue increased $734 million in 2017 compared to 2016 driven by the impact of higher short-term rates on an increased deposit base, as well as the allocation of ALM activities.
Average loans and leases increased four percent in 2017 compared to 2016 driven by growth in the commercial and industrial, and leasing portfolios. Average deposits increased three percent due to growth with new and existing clients.
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

Investment Banking Fees

	Global Banking		Total Corporation
(Dollars in millions)	2017	2016	2017	2016
Products
Advisory	$1,557	$1,156	$1,691	$1,269
Debt issuance	1,506	1,407	3,635	3,276
Equity issuance	408	321	940	864
Gross investment banking fees	3,471	2,884	6,266	5,409
Self-led deals	(113)	(49)	(255)	(168)
Total investment banking fees	$3,358	$2,835	$6,011	$5,241
Total Corporation investment banking fees, excluding self-led deals, of $6.0 billion, which are primarily included within Global Banking and Global Markets, increased 15 percent in 2017 compared to 2016 driven by higher advisory fees and higher debt and equity issuance fees due to an increase in overall client activity and market fee pools.

Bank of America 2017 36

Global Markets

(Dollars in millions)	2017	2016	% Change
Net interest income (FTE basis)	$3,744	$4,558	(18)%
Noninterest income:
Investment and brokerage services	2,049	2,102	(3)
Investment banking fees	2,476	2,296	8
Trading account profits	6,710	6,550	2
All other income	972	584	66
Total noninterest income	12,207	11,532	6
Total revenue, net of interest expense (FTE basis)	15,951	16,090	(1)

Provision for credit losses	164	31	n/m
Noninterest expense	10,731	10,169	6
Income before income taxes (FTE basis)	5,056	5,890	(14)
Income tax expense (FTE basis)	1,763	2,072	(15)
Net income	$3,293	$3,818	(14)

Return on average allocated capital	9%	10%
Efficiency ratio (FTE basis)	67.28	63.21

Balance Sheet

Average
Trading-related assets:
Trading account securities	$216,996	$185,135	17%
Reverse repurchases	101,795	89,715	13
Securities borrowed	82,210	87,286	(6)
Derivative assets	40,811	50,769	(20)
Total trading-related assets (1)	441,812	412,905	7
Total loans and leases	71,413	69,641	3
Total earning assets (1)	449,441	423,579	6
Total assets	638,674	585,341	9
Total deposits	32,864	34,250	(4)
Allocated capital	35,000	37,000	(5)

Year end
Total trading-related assets (1)	$419,375	$380,562	10%
Total loans and leases	76,778	72,743	6
Total earning assets (1)	449,314	397,022	13
Total assets	629,007	566,060	11
Total deposits	34,029	34,927	(3)

(1)	Trading-related assets include derivative assets, which are considered non-earning assets.
n/m = not meaningful
Global Markets offers sales and trading services, including research, to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in a broad range of financial products including government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, syndicated loans, MBS, commodities and asset-backed securities. The economics of certain investment banking and underwriting activities are shared primarily between Global Markets and Global Banking under an internal revenue-sharing arrangement. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For information on investment banking fees on a consolidated basis, see page 36.
Net income for Global Markets decreased $525 million to $3.3 billion in 2017 compared to 2016. Net DVA losses were $428 million compared to losses of $238 million in 2016. Excluding net DVA, net income decreased $408 million to $3.6 billion primarily driven by higher noninterest expense, lower sales and trading revenue and an increase in the provision for credit losses, partially offset by higher investment banking fees.
Sales and trading revenue, excluding net DVA, decreased $423 million primarily due to weaker performance in rates products and emerging markets. The provision for credit losses increased $133 million to $164 million, reflecting Global Markets’ portion of a single-name non-U.S. commercial charge-off. Noninterest expense increased $562 million to $10.7 billion primarily due to higher litigation expense and continued investments in technology.
Average trading-related assets increased $28.9 billion to $441.8 billion in 2017 primarily driven by targeted growth in client financing activities in the global equities business. Year-end

37 Bank of America 2017

trading-related assets increased $38.8 billion to $419.4 billion at December 31, 2017 driven by additional inventory in FICC to meet expected client demand as well as targeted growth in client financing activities in the global equities business.
The return on average allocated capital decreased to nine percent, reflecting lower net income, partially offset by a decrease in average allocated capital.
Sales and Trading Revenue
Sales and trading revenue includes unrealized and realized gains and losses on trading and other assets, net interest income, and fees primarily from commissions on equity securities. Sales and trading revenue is segregated into fixed-income (government debt obligations, investment and non-investment grade corporate debt obligations, commercial MBS, residential mortgage-backed securities, collateralized loan obligations, interest rate and credit derivative contracts), currencies (interest rate and foreign exchange contracts), commodities (primarily futures, forwards, swaps and options) and equities (equity-linked derivatives and cash equity activity). The following table and related discussion present sales and trading revenue, substantially all of which is in Global Markets, with the remainder in Global Banking. In addition, the following table and related discussion present sales and trading revenue excluding the impact of net DVA, which is a non-GAAP financial measure. We believe the use of this non-GAAP financial measure provides additional useful information to assess the underlying performance of these businesses and to allow better comparison of year-over-year operating performance.

Sales and Trading Revenue (1, 2)

(Dollars in millions)	2017	2016
Sales and trading revenue
Fixed-income, currencies and commodities	$8,665	$9,373
Equities	4,112	4,017
Total sales and trading revenue	$12,777	$13,390

Sales and trading revenue, excluding net DVA (3)
Fixed-income, currencies and commodities	$9,059	$9,611
Equities	4,146	4,017
Total sales and trading revenue, excluding net DVA	$13,205	$13,628

(1)	Includes FTE adjustments of $236 million and $186 million for 2017 and 2016. For more information on sales and trading revenue, see Note 2 – Derivatives to the Consolidated Financial Statements.

(2)	Includes Global Banking sales and trading revenue of $236 million and $406 million for 2017 and 2016.

(3)
FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA losses were $394 million and $238 million for 2017 and 2016. Equities net DVA losses were $34 million and $0 for 2017 and 2016.

The following explanations for year-over-year changes in sales and trading, FICC and Equities revenue, would be the same if net DVA was included. FICC revenue, excluding net DVA, decreased $552 million from 2016 primarily due to lower revenue in rates products and emerging markets as lower volatility led to reduced client flow. The decline in FICC revenue was also impacted by higher funding costs which were driven by increases in market interest rates. Equities revenue, excluding net DVA, increased $129 million from 2016 due to higher revenue from the growth in client financing activities which was partially offset by lower revenue in cash and derivative trading due to lower levels of volatility and client activity.
All Other

(Dollars in millions)	2017	2016	% Change
Net interest income (FTE basis)	$864	$918	(6)%
Noninterest income:
Card income	69	189	(63)
Mortgage banking income (loss)	(263)	889	(130)
Gains on sales of debt securities	255	490	(48)
All other loss	(1,709)	(1,801)	(5)
Total noninterest income (loss)	(1,648)	(233)	n/m
Total revenue, net of interest expense (FTE basis)	(784)	685	n/m

Provision for credit losses	(561)	(100)	n/m
Noninterest expense	4,065	5,599	(27)
Loss before income taxes (FTE basis)	(4,288)	(4,814)	(11)
Income tax expense (benefit) (FTE basis)	(979)	(3,142)	(69)
Net loss	$(3,309)	$(1,672)	98

Balance Sheet (1)

Average
Total loans and leases	$82,489	$108,735	(24)%
Total assets (1)	206,998	248,287	(17)
Total deposits	25,194	27,494	(8)

Year end
Total loans and leases (2)	$69,452	$96,713	(28)%
Total assets (1)	194,048	212,413	(9)
Total deposits	22,719	23,061	(1)

(1)
In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Allocated assets were $515.6 billion and $500.0 billion for 2017 and 2016, and $520.4 billion and $518.7 billion at December 31, 2017 and 2016.

(2)
Included $9.2 billion of non-U.S. credit card loans at December 31, 2016, which were included in assets of business held for sale on the Consolidated Balance Sheet. In 2017, the Corporation sold its non-U.S. consumer credit card business.

n/m = not meaningful

Bank of America 2017 38

All Other consists of ALM activities, equity investments, non-core mortgage loans and servicing activities, the net impact of periodic revisions to the MSR valuation model for both core and non-core MSRs and the related economic hedge results and ineffectiveness, liquidating businesses, and residual expense allocations. ALM activities encompass certain residential mortgages, debt securities, interest rate and foreign currency risk management activities, the impact of certain allocation methodologies and accounting hedge ineffectiveness. The results of certain ALM activities are allocated to our business segments. For more information on our ALM activities, see Note 23 – Business Segment Information to the Consolidated Financial Statements. Equity investments include our merchant services joint venture as well as Global Principal Investments which is comprised of a portfolio of equity, real estate and other alternative investments. For more information on our merchant services joint venture, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements. Income tax is generally recorded in the business segments at the statutory rate; the initial impact of the Tax Act was recorded in All Other.
In 2017, the Corporation sold its non-U.S. consumer credit card business. For more information on the sale, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
The Corporation classifies consumer real estate loans as core or non-core based on loan and customer characteristics such as origination date, product type, LTV, FICO score and delinquency status. For more information on the core and non-core portfolios, see Consumer Portfolio Credit Risk Management on page 54. Residential mortgage loans that are held for ALM purposes, including interest rate or liquidity risk management, are classified as core and are presented on the balance sheet of All Other. For more information on our interest rate and liquidity risk management activities, see Liquidity Risk on page 49 and Interest Rate Risk Management for the Banking Book on page 81. During 2017, residential mortgage loans held for ALM activities decreased $6.1 billion to $28.5 billion at December 31, 2017 primarily as a result of payoffs and paydowns outpacing new originations. Non-core residential mortgage and home equity loans, which are principally run-off portfolios, including certain loans accounted for under the fair value option and MSRs pertaining to non-core loans serviced for others, are also held in All Other. During 2017, total non-core loans decreased $11.8 billion to $41.3 billion at December 31, 2017 due primarily to payoffs and paydowns, as well as loan sales.
The net loss for All Other increased $1.6 billion to a net loss of $3.3 billion, driven by an estimated charge of $2.9 billion due to enactment of the Tax Act. For more information, see Financial Highlights on page 21. The pre-tax loss for 2017 compared to 2016 decreased $526 million reflecting lower noninterest expense and a larger benefit in the provision for credit losses, partially offset by a decline in revenue.
Revenue declined $1.5 billion primarily due to lower mortgage banking income. Mortgage banking income declined $1.2 billion primarily due to less favorable valuations on MSRs, net of related hedges, and an increase in the provision for representations and warranties. All other noninterest loss decreased marginally and included a pre-tax gain of $793 million on the sale of the non-

U.S. credit card business and a downward valuation adjustment of $946 million on tax-advantaged energy investments in connection with the Tax Act. Gains on sales of loans included in all other loss, including nonperforming and other delinquent loans, were $134 million compared to gains of $232 million in the same period in 2016.
The benefit in the provision for credit losses increased $461 million to a benefit of $561 million primarily driven by continued runoff of the non-core portfolio, loan sale recoveries and the sale of the non-U.S. consumer credit card business.
Noninterest expense decreased $1.5 billion to $4.1 billion driven by lower litigation expense, lower personnel expense and a decline in non-core mortgage servicing costs, partially offset by a $316 million impairment charge related to certain data centers in the process of being sold.
The income tax benefit was $1.0 billion in 2017 compared to a benefit of $3.1 billion in 2016. The decrease in the tax benefit was driven by the impacts of the Tax Act, including an estimated income tax expense of $1.9 billion related primarily to a lower valuation of certain deferred tax assets and liabilities. Both periods include income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.
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
Other long-term liabilities include our contractual funding obligations related to the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans (collectively, the Plans). Obligations to the Plans are based on the current and projected obligations of the Plans, performance of the Plans’ assets, and any participant contributions, if applicable. During 2017 and 2016, we contributed $514 million and $256 million to the Plans, and we expect to make $128 million of contributions during 2018. The Plans are more fully discussed in Note 17 – Employee Benefit Plans to the Consolidated Financial Statements.
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

39 Bank of America 2017

Table 11 includes certain contractual obligations at December 31, 2017 and 2016.

Table 11	Contractual Obligations

	December 31, 2017					December 31 2016
(Dollars in millions)	Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total	Total
Long-term debt	$42,057	$42,145	$30,879	$112,321	$227,402	$216,823
Operating lease obligations	2,256	4,072	3,023	5,169	14,520	13,620
Purchase obligations	1,317	1,426	458	1,018	4,219	5,742
Time deposits	61,038	4,990	1,543	273	67,844	74,944
Other long-term liabilities	1,681	1,234	862	1,195	4,972	4,567
Estimated interest expense on long-term debt and time deposits (1)	5,590	8,796	6,909	27,828	49,123	39,447
Total contractual obligations	$113,939	$62,663	$43,674	$147,804	$368,080	$355,143

(1)
Represents forecasted net interest expense on long-term debt and time deposits based on interest rates at December 31, 2017. Forecasts are based on the contractual maturity dates of each liability, and are net of derivative hedges, where applicable.

Representations and Warranties
For background information on representations and warranties, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements. Breaches of representations and warranties made in connection with the sale of mortgage loans have resulted in and may continue to result in the requirement to repurchase mortgage loans or to otherwise make whole or provide other remedies to investors, securitization trusts, guarantors, insurers or other parties (collectively, repurchases).
At December 31, 2017 and 2016, we had $17.6 billion and $18.3 billion of unresolved repurchase claims, predominately related to subprime and pay option first-lien loans and home equity loans originated primarily between 2004 and 2008.
In addition to unresolved repurchase claims, we have received notifications indicating that we may have indemnity obligations with respect to specific loans for which we have not received a repurchase request. These notifications were received prior to 2015, and totaled $1.3 billion at both December 31, 2017 and 2016. During 2017, we reached agreements with certain parties requesting indemnity. One such agreement is subject to acceptance by a securitization trustee. The impact of these agreements is included in the provision and reserve for representations and warranties.
The reserve for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in mortgage banking income. At December 31, 2017 and 2016, the reserve for representations and warranties was $1.9 billion and $2.3 billion. The representations and warranties provision was $393 million for 2017 compared to $106 million for 2016 with the increase resulting from settlements or advanced negotiations with certain counterparties where we believe we will reach settlements on several outstanding legacy matters.
In addition, we currently estimate that the range of possible loss for representations and warranties exposures could be up to $1 billion over existing accruals at December 31, 2017. This estimate is lower than the estimate at December 31, 2016 due to recent reductions in risk as we reach settlements with counterparties. The estimated range of possible loss represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.
Future provisions and/or ranges of possible loss associated with obligations under representations and warranties may be significantly impacted if future experiences are different from historical experience or our understandings, interpretations or assumptions. Adverse developments with respect to one or more of the assumptions underlying the reserve for representations and warranties and the corresponding estimated range of possible loss, such as counterparties successfully challenging or avoiding the application of the relevant statute of limitations, could result in significant increases to future provisions and/or the estimated range of possible loss. For more information on representations and warranties, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements and, for more information related to the sensitivity of the assumptions used to estimate our liability for representations and warranties, see Complex Accounting Estimates – Representations and Warranties Liability on page 86.
Other Mortgage-related Matters
We continue to be subject to mortgage-related litigation and disputes, as well as governmental and regulatory scrutiny and investigations, related to our past and current origination, servicing, transfer of servicing and servicing rights, servicing compliance obligations, foreclosure activities, indemnification obligations, and mortgage insurance and captive reinsurance practices with mortgage insurers. The ongoing environment of regulatory scrutiny, heightened regulatory compliance obligations, and enhanced regulatory enforcement, combined with ongoing uncertainty related to the continuing evolution of the regulatory environment, has resulted in increased operational and compliance costs and may limit our ability to continue providing certain products and services. For more information on management’s estimate of the aggregate range of possible loss for certain litigation matters and on regulatory investigations, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.

Bank of America 2017 40

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

●
Strategic risk is the risk resulting from incorrect assumptions about external or internal factors, inappropriate business plans, ineffective business strategy execution, or failure to respond in a timely manner to changes in the regulatory, macroeconomic or competitive environments in the geographic locations in which we operate.

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

●	Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events.

●	Reputational risk is the risk that negative perceptions of the Corporation’s conduct or business practices may adversely impact its profitability or operations.
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
Our Risk Framework serves as the foundation for the consistent and effective management of risks facing the Corporation. The

Risk Framework sets forth clear roles, responsibilities and accountability for the management of risk and provides a blueprint for how the Board, through delegation of authority to committees and executive officers, establishes risk appetite and associated limits for our activities.
Executive management assesses, with Board oversight, the risk-adjusted returns of each business. Management reviews and approves the strategic and financial operating plans, as well as the capital plan and Risk Appetite Statement, and recommends them annually to the Board for approval. Our strategic plan takes into consideration return objectives and financial resources, which must align with risk capacity and risk appetite. Management sets financial objectives for each business by allocating capital and setting a target for return on capital for each business. Capital allocations and operating limits are regularly evaluated as part of our overall governance processes as the businesses and the economic environment in which we operate continue to evolve. For more information regarding capital allocations, see Business Segment Operations on page 30.
The Corporation’s risk appetite indicates the amount of capital, earnings or liquidity we are willing to put at risk to achieve our strategic objectives and business plans, consistent with applicable regulatory requirements. Our risk appetite provides a common and comparable set of measures for senior management and the Board to clearly indicate our aggregate level of risk and to monitor whether the Corporation’s risk profile remains in alignment with our strategic and capital plans. Our risk appetite is formally articulated in the Risk Appetite Statement, which includes both qualitative components and quantitative limits.
For a more detailed discussion of our risk management activities, see the discussion below and pages 44 through 84.
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

41 Bank of America 2017

The chart below illustrates the inter-relationship among the Board, Board committees and management committees that have the majority of risk oversight responsibilities for the Corporation.
(1) This presentation does not include committees for other legal entities.
(2) Reports to the CEO and CFO with oversight by the Audit Committee.
Board of Directors and Board Committees
The Board is comprised of 15 directors, all but one of whom are independent. The Board authorizes management to maintain an effective Risk Framework, and oversees compliance with safe and sound banking practices. In addition, the Board or its committees conduct inquiries of, and receive reports from management on risk-related matters to assess scope or resource limitations that could impede the ability of independent risk management (IRM) and/or Corporate Audit to execute its responsibilities. The Board committees discussed below have the principal responsibility for enterprise-wide oversight of our risk management activities. Through these activities, the Board and applicable committees are provided with information on our risk profile, and oversee executive management addressing key risks we face. Other Board committees as described below provide additional oversight of specific risks.
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
Other Board Committees
Our Corporate Governance Committee oversees our Board’s governance processes, identifies and reviews the qualifications of potential Board members, recommends nominees for election to our Board, recommends committee appointments for Board approval and reviews our Environmental, Social and Government (ESG) and stockholder engagement activities.
Our Compensation and Benefits Committee oversees establishing, maintaining and administering our compensation programs and employee benefit plans, including approving and recommending our Chief Executive Officer’s (CEO) compensation to our Board for further approval by all independent directors, and reviewing and approving all of our executive officers’ compensation, as well as compensation for non-management directors.
Management Committees
Management committees may receive their authority from the Board, a Board committee, another management committee or from one or more executive officers. Our primary management-level risk committee is the Management Risk Committee (MRC). Subject to Board oversight, the MRC is responsible for management oversight of key risks facing the Corporation. The MRC provides management oversight of our compliance and operational risk programs, balance sheet and capital management, funding activities and other liquidity activities, stress testing, trading activities, recovery and resolution planning, model risk, subsidiary governance, and activities between member banks and their nonbank affiliates pursuant to Federal Reserve rules and regulations, among other things.

Bank of America 2017 42

Lines of Defense
We have clear ownership and accountability across three lines of defense: Front Line Units (FLUs), IRM and Corporate Audit. We also have control functions outside of FLUs and IRM (e.g., Legal and Global Human Resources). The three lines of defense are integrated into our management-level governance structure. Each of these functional roles is described in more detail below.
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
Independent Risk Management
IRM is part of our control functions and includes Global Risk Management and Global Compliance. We have other control functions that are not part of IRM (other control functions may also provide oversight to FLU activities), including Legal, Global Human Resources and certain activities within the CAO Group, CFO Group and GM&CA. IRM, led by the Chief Risk Officer (CRO), is responsible for independently assessing and overseeing risks within FLUs and other control functions. IRM establishes written enterprise policies and procedures that include concentration risk limits, where appropriate. Such policies and procedures outline how aggregate risks are identified, measured, monitored and controlled.
The CRO has the stature, authority and independence to develop and implement a meaningful risk management framework. The CRO has unrestricted access to the Board and reports directly to both the ERC and to the CEO. Global Risk Management is organized into horizontal risk teams, FLU risk teams and control function risk teams that work collaboratively in executing their respective duties.
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
Risk Management Processes
The Risk Framework requires that strong risk management practices are integrated in key strategic, capital and financial planning processes and in day-to-day business processes across the Corporation, with a goal of ensuring risks are appropriately considered, evaluated and responded to in a timely manner.
We employ a risk management process, referred to as Identify, Measure, Monitor and Control, as part of our daily activities.
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

43 Bank of America 2017

The formal processes used to manage risk represent a part of our overall risk management process. We instill a strong and comprehensive culture of managing risk well through communications, training, policies, procedures and organizational roles and responsibilities. Establishing a culture reflective of our purpose to help make our customers’ financial lives better and delivering our responsible growth strategy are also critical to effective risk management. We understand that improper actions, behaviors or practices that are illegal, unethical or contrary to our core values could result in harm to the Corporation, our shareholders or our customers, damage the integrity of the financial markets, or negatively impact our reputation, and have established protocols and structures so that such conduct risk is governed and reported across the Corporation. Specifically, our Code of Conduct provides a framework for all of our employees to conduct themselves with the highest integrity. Additionally, we continue to strengthen the link between the employee performance management process and individual compensation to encourage employees to work toward enterprise-wide risk goals.
Corporation-wide Stress Testing
Integral to our Capital Planning, Financial Planning and Strategic Planning processes, we conduct capital scenario management and stress forecasting on a periodic basis to better understand balance sheet, earnings and capital sensitivities to certain economic and business scenarios, including economic and market conditions that are more severe than anticipated. These stress forecasts provide an understanding of the potential impacts from our risk profile on the balance sheet, earnings and capital, and serve as a key component of our capital and risk management practices. The intent of stress testing is to develop a comprehensive understanding of potential impacts of on- and off-balance sheet risks at the Corporation and how they impact financial resiliency, which provides confidence to management, regulators and our investors.
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

Bank of America 2017 44

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
We periodically review capital allocated to our businesses and allocate capital annually during the strategic and capital planning processes. For more information, see Business Segment Operations on page 30.
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and requests for capital actions on an annual basis, consistent with the rules governing the CCAR capital plan.
On June 28, 2017, following the Federal Reserve’s non-objection to our 2017 CCAR capital plan, the Board authorized the repurchase of $12.0 billion in common stock from July 1, 2017 through June 30, 2018, plus repurchases expected to be approximately $900 million to offset the effect of equity-based compensation plans during the same period. On December 5, 2017, following approval by the Federal Reserve, the Board authorized the repurchase of an additional $5.0 billion of common stock through June 30, 2018. The common stock repurchase authorizations include both common stock and warrants. During 2017, pursuant to the Board’s authorizations, including those related to our 2016 CCAR capital plan that expired June 30, 2017, we repurchased $12.8 billion of common stock, which includes common stock repurchases to offset equity-based compensation awards. At December 31, 2017, our remaining stock repurchase authorization was $10.1 billion.
The timing and amount of common stock repurchases will be subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price, and general market conditions, and may be suspended at any time. The common stock repurchases may be effected through open market purchases or privately negotiated transactions, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934. As a “well-capitalized” BHC, we may notify the Federal Reserve of our intention to make additional capital distributions not to exceed 0.25 percent of Tier 1 capital, and which were not contemplated in our capital plan, subject to the Federal Reserve’s non-objection.
Regulatory Capital
As a financial services holding company, we are subject to regulatory capital rules issued by U.S. banking regulators including Basel 3, which includes certain transition provisions through January 1, 2019. The Corporation and its primary affiliated banking entity, BANA, are Basel 3 Advanced approaches institutions.
Basel 3 Overview
Basel 3 updated the composition of capital and established a Common equity tier 1 capital ratio. Common equity tier 1 capital primarily includes common stock, retained earnings and accumulated other comprehensive income (OCI), net of deductions and adjustments primarily related to goodwill, deferred tax assets, intangibles and defined benefit pension assets. Under the Basel 3 regulatory capital transition provisions, certain deductions and adjustments to Common equity tier 1 capital were phased in through January 1, 2018. In 2017, under the transition provisions, 80 percent of these deductions and adjustments was recognized. Basel 3 also revised minimum capital ratios and buffer requirements, added a supplementary leverage ratio (SLR), and addressed the adequately capitalized minimum requirements under the Prompt Corrective Action (PCA) framework. Finally, Basel 3 established two methods of calculating risk-weighted assets, the Standardized approach and the Advanced approaches. The Standardized approach relies primarily on supervisory risk weights based on exposure type, and the Advanced approaches determine risk weights based on internal models. During the fourth quarter of 2017, we obtained approval from U.S. banking regulators to use our Internal Models Methodology (IMM) to calculate counterparty credit risk-weighted assets for derivatives under the Advanced approaches.
As an Advanced approaches institution, we are required to report regulatory risk-based capital ratios and risk-weighted assets under both the Standardized and Advanced approaches. The approach that yields the lower ratio is used to assess capital adequacy including under the PCA framework.
Minimum Capital Requirements
Minimum capital requirements and related buffers are being phased in from January 1, 2014 through January 1, 2019. The PCA framework establishes categories of capitalization including “well capitalized,” based on the Basel 3 regulatory ratio requirements. U.S. banking regulators are required to take certain mandatory actions depending on the category of capitalization, with no mandatory actions required for “well-capitalized” banking organizations, which included BANA at December 31, 2017.
We are subject to a capital conservation buffer, a countercyclical capital buffer and a global systemically important bank (G-SIB) surcharge that are being phased in over a three-year period ending January 1, 2019. Once fully phased in, the Corporation’s risk-based capital ratio requirements will include a capital conservation buffer greater than 2.5 percent, plus any applicable countercyclical capital buffer and a G-SIB surcharge in order to avoid restrictions on capital distributions and discretionary bonus payments. The buffers and surcharge must be comprised solely of Common equity tier 1 capital. Under the phase-in provisions, we were required to maintain a capital conservation buffer greater than 1.25 percent plus a G-SIB surcharge of 1.5 percent in 2017. The countercyclical capital buffer is currently set at zero. We estimate that our fully phased-in G-SIB surcharge will

45 Bank of America 2017

be 2.5 percent. The G-SIB surcharge may differ from this estimate over time. For more information on the Corporation’s transition and fully phased-in capital ratios and regulatory requirements, see Table 12.
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
Capital Composition and Ratios
Table 12 presents Bank of America Corporation’s transition and fully phased-in capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2017 and 2016. Fully phased-in estimates are non-GAAP financial measures that the Corporation considers to be useful measures in evaluating compliance with new regulatory capital requirements that are not yet effective. For reconciliations to GAAP financial measures, see Table 15. As of December 31, 2017 and 2016, the Corporation met the definition of “well capitalized” under current regulatory requirements.

Table 12	Bank of America Corporation Regulatory Capital under Basel 3 (1, 2)

	Transition			Fully Phased-in
	Standardized Approach	Advanced Approaches (3)	Regulatory Minimum (4)	Standardized Approach	Advanced Approaches (3)	Regulatory Minimum (5)
(Dollars in millions, except as noted)	December 31, 2017
Risk-based capital metrics:
Common equity tier 1 capital	$171,063	$171,063		$168,461	$168,461
Tier 1 capital	191,496	191,496		190,189	190,189
Total capital (6)	227,427	218,529		224,209	215,311
Risk-weighted assets (in billions)	1,434	1,449		1,443	1,459
Common equity tier 1 capital ratio	11.9%	11.8%	7.25%	11.7%	11.5%	9.5%
Tier 1 capital ratio	13.4	13.2	8.75	13.2	13.0	11.0
Total capital ratio	15.9	15.1	10.75	15.5	14.8	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (7)	$2,224	$2,224		$2,223	$2,223
Tier 1 leverage ratio	8.6%	8.6%	4.0	8.6%	8.6%	4.0

SLR leverage exposure (in billions)					$2,756
SLR					6.9%	5.0

	December 31, 2016
Risk-based capital metrics:
Common equity tier 1 capital	$168,866	$168,866		$162,729	$162,729
Tier 1 capital	190,315	190,315		187,559	187,559
Total capital (6)	228,187	218,981		223,130	213,924
Risk-weighted assets (in billions)	1,399	1,530		1,417	1,512
Common equity tier 1 capital ratio	12.1%	11.0%	5.875%	11.5%	10.8%	9.5%
Tier 1 capital ratio	13.6	12.4	7.375	13.2	12.4	11.0
Total capital ratio	16.3	14.3	9.375	15.8	14.2	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (7)	$2,131	$2,131		$2,131	$2,131
Tier 1 leverage ratio	8.9%	8.9%	4.0	8.8%	8.8%	4.0

SLR leverage exposure (in billions)					$2,702
SLR					6.9%	5.0

(1)
As an Advanced approaches institution, we are required to report regulatory capital risk-weighted assets and ratios under both the Standardized and Advanced approaches. The approach that yields the lower ratio is to be used to assess capital adequacy and was the Advanced approaches method at December 31, 2017 and 2016.

(2)
Under the applicable bank regulatory rules, we are not required to and, accordingly, will not restate previously-filed regulatory capital metrics and ratios in connection with the change in accounting method under GAAP for stock-based compensation awards granted to retirement-eligible employees. Therefore, the December 31, 2016 amounts in the table are as originally reported. The cumulative impact of the change in accounting method resulted in an insignificant pro forma change to our capital metrics and ratios. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

(3)
During the fourth quarter of 2017, we obtained approval from U.S. banking regulators to use our IMM to calculate counterparty credit risk-weighted assets for derivatives under the Advanced approaches. Fully phased-in estimates for prior periods assumed approval.

(4)
The December 31, 2017 and 2016 amounts include a transition capital conservation buffer of 1.25 percent and 0.625 percent and a transition G-SIB surcharge of 1.5 percent and 0.75 percent. The countercyclical capital buffer for both periods is zero.

(5)
Fully phased-in regulatory minimums assume a capital conservation buffer of 2.5 percent and estimated G-SIB surcharge of 2.5 percent. The estimated fully phased-in countercyclical capital buffer is zero. We will be subject to fully phased-in regulatory minimums on January 1, 2019. The fully phased-in SLR minimum assumes a leverage buffer of 2.0 percent and is applicable on January 1, 2018.

(6)	Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.

(7)	Reflects adjusted average total assets for the three months ended December 31, 2017 and 2016.

Bank of America 2017 46

Common equity tier 1 capital under Basel 3 Advanced – Transition was $171.1 billion at December 31, 2017, an increase of $2.2 billion compared to December 31, 2016 driven by earnings and the exercise of warrants associated with the Series T preferred stock, partially offset by common stock repurchases, dividends and the phase-in under Basel 3 transition provisions of deductions, primarily related to deferred tax assets. During 2017, total capital decreased $452 million primarily driven by common stock repurchases, dividends, lower eligible credit reserves and tier 2 capital instruments, in addition to the phase-in of Basel 3 transition provisions, partially offset by earnings.
Risk-weighted assets decreased $81 billion during 2017 to $1,449 billion primarily due to the implementation of Internal Models Methodology (IMM) for derivatives, improvements in credit risk capital models, the sale of the non-U.S. consumer credit card business and continued run-off of non-core assets.
Table 13 shows the capital composition as measured under Basel 3 – Transition at December 31, 2017 and 2016.

Table 13	Capital Composition under Basel 3 – Transition (1, 2)

		December 31
(Dollars in millions)		2017	2016
Total common shareholders’ equity		$244,823	$241,620
Goodwill		(68,576)	(69,191)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(5,244)	(4,976)
Adjustments for amounts recorded in accumulated OCI attributed to AFS Securities and defined benefit postretirement plans		879	1,899
Adjustments for amounts recorded in accumulated OCI attributed to certain cash flow hedges		831	895
Intangibles, other than mortgage servicing rights and goodwill		(1,395)	(1,198)
Defined benefit pension fund assets		(910)	(512)
DVA related to liabilities and derivatives		957	413
Other		(302)	(84)
Common equity tier 1 capital		171,063	168,866
Qualifying preferred stock, net of issuance cost		22,323	25,220
Deferred tax assets arising from net operating loss and tax credit carryforwards		(1,311)	(3,318)
Defined benefit pension fund assets		(228)	(341)
DVA related to liabilities and derivatives under transition		239	276
Other		(590)	(388)
Total Tier 1 capital		191,496	190,315
Long-term debt qualifying as Tier 2 capital		22,938	23,365
Eligible credit reserves included in Tier 2 capital		2,272	3,035
Nonqualifying capital instruments subject to phase out from Tier 2 capital		1,893	2,271
Other		(70)	(5)
Total Basel 3 Capital		$218,529	$218,981

(1)	See Table 12, footnotes 1 and 2.

(2)
Deductions from and adjustments to regulatory capital subject to transition provisions under Basel 3 are generally recognized in 20 percent annual increments, and are fully recognized as of January 1, 2018. Any assets that are a direct deduction from the computation of capital are excluded from risk-weighted assets and adjusted average total assets.

Table 14 shows the components of risk-weighted assets as measured under Basel 3 – Transition at December 31, 2017 and 2016.

Table 14	Risk-weighted Assets under Basel 3 – Transition

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
		December 31
(Dollars in billions)		2017		2016
Credit risk		$1,375	$857	$1,334	$903
Market risk		59	58	65	63
Operational risk		n/a	500	n/a	500
Risks related to CVA		n/a	34	n/a	64
Total risk-weighted assets		$1,434	$1,449	$1,399	$1,530
n/a = not applicable

47 Bank of America 2017

Table 15 presents a reconciliation of regulatory capital in accordance with Basel 3 Standardized – Transition to the Basel 3 Standardized approach fully phased-in estimates and Basel 3 Advanced approaches fully phased-in estimates at December 31, 2017 and 2016.

Table 15	Regulatory Capital Reconciliations between Basel 3 Transition to Fully Phased-in (1)

	December 31
(Dollars in millions)	2017	2016
Common equity tier 1 capital (transition)	$171,063	$168,866
Deferred tax assets arising from net operating loss and tax credit carryforwards phased in during transition	(1,311)	(3,318)
Accumulated OCI phased in during transition	(879)	(1,899)
Intangibles phased in during transition	(348)	(798)
Defined benefit pension fund assets phased in during transition	(228)	(341)
DVA related to liabilities and derivatives phased in during transition	239	276
Other adjustments and deductions phased in during transition	(75)	(57)
Common equity tier 1 capital (fully phased-in)	168,461	162,729
Additional Tier 1 capital (transition)	20,433	21,449
Deferred tax assets arising from net operating loss and tax credit carryforwards phased out during transition	1,311	3,318
Defined benefit pension fund assets phased out during transition	228	341
DVA related to liabilities and derivatives phased out during transition	(239)	(276)
Other transition adjustments to additional Tier 1 capital	(5)	(2)
Additional Tier 1 capital (fully phased-in)	21,728	24,830
Tier 1 capital (fully phased-in)	190,189	187,559
Tier 2 capital (transition)	27,033	28,666
Nonqualifying capital instruments phased out during transition	(1,893)	(2,271)
Other adjustments to Tier 2 capital	8,880	9,176
Tier 2 capital (fully phased-in)	34,020	35,571
Basel 3 Standardized approach Total capital (fully phased-in)	224,209	223,130
Change in Tier 2 qualifying allowance for credit losses	(8,898)	(9,206)
Basel 3 Advanced approaches Total capital (fully phased-in)	$215,311	$213,924

Risk-weighted assets – As reported to Basel 3 (fully phased-in)
Basel 3 Standardized approach risk-weighted assets as reported	$1,433,517	$1,399,477
Changes in risk-weighted assets from reported to fully phased-in	9,204	17,638
Basel 3 Standardized approach risk-weighted assets (fully phased-in)	$1,442,721	$1,417,115

Basel 3 Advanced approaches risk-weighted assets as reported	$1,449,222	$1,529,903
Changes in risk-weighted assets from reported to fully phased-in	9,757	(18,113)
Basel 3 Advanced approaches risk-weighted assets (fully phased-in)	$1,458,979	$1,511,790

(1)	See Table 12, footnotes 1, 2 and 4.
Bank of America, N.A. Regulatory Capital
Table 16 presents transition regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2017 and 2016. As of December 31, 2017, BANA met the definition of “well capitalized” under the PCA framework.

Table 16		Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach			Advanced Approaches
	Ratio	Amount	Minimum Required (1)	Ratio	Amount	Minimum Required (1)
(Dollars in millions)	December 31, 2017
Common equity tier 1 capital	12.5%	$150,552	6.5%	14.9%	$150,552	6.5%
Tier 1 capital	12.5	150,552	8.0	14.9	150,552	8.0
Total capital	13.6	163,243	10.0	15.4	154,675	10.0
Tier 1 leverage	9.0	150,552	5.0	9.0	150,552	5.0

	December 31, 2016
Common equity tier 1 capital	12.7%	$149,755	6.5%	14.3%	$149,755	6.5%
Tier 1 capital	12.7	149,755	8.0	14.3	149,755	8.0
Total capital	13.9	163,471	10.0	14.8	154,697	10.0
Tier 1 leverage	9.3	149,755	5.0	9.3	149,755	5.0

(1)	Percent required to meet guidelines to be considered “well capitalized” under the PCA framework.

Bank of America 2017 48

Regulatory Developments
Minimum Total Loss-Absorbing Capacity
The Federal Reserve has established a final rule effective January 1, 2019, which includes minimum external total loss-absorbing capacity (TLAC) requirements to improve the resolvability and resiliency of large, interconnected BHCs. We estimate our minimum required external TLAC would be the greater of 22.5 percent of risk-weighted assets or 9.5 percent of SLR leverage exposure. In addition, U.S. G-SIBs must meet a minimum long-term debt requirement. Our minimum required long-term debt is estimated to be the greater of 8.5 percent of risk-weighted assets or 4.5 percent of SLR leverage exposure. As of December 31, 2017, the Corporation’s TLAC and long-term debt exceeded our estimated 2019 minimum requirements.
Revisions to Approaches for Measuring Risk-weighted Assets
On December 7, 2017, the Basel Committee on Banking Supervision (Basel Committee) finalized several key methodologies for measuring risk-weighted assets. The revisions include a standardized approach for credit risk, standardized approach for operational risk, revisions to the credit valuation adjustment (CVA) risk framework and constraints on the use of internal models. The Basel Committee had also previously finalized a revised standardized model for counterparty credit risk, revisions to the securitization framework and its fundamental review of the trading book, which updates both modeled and standardized approaches for market risk measurement. The revisions also include a capital floor set at 72.5 percent of total risk-weighted assets based on the revised standardized approaches to limit the extent to which banks can reduce risk-weighted asset levels through the use of internal models. U.S. banking regulators may update the U.S. Basel 3 rules to incorporate the Basel Committee revisions.
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

MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At December 31, 2017, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $12.4 billion and exceeded the minimum requirement of $1.7 billion by $10.7 billion. MLPCC’s net capital of $3.4 billion exceeded the minimum requirement of $543 million by $2.9 billion.
In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5.0 billion. At December 31, 2017, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.
Merrill Lynch International (MLI), a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority, and is subject to certain regulatory capital requirements. At December 31, 2017, MLI’s capital resources were $35.1 billion which exceeded the minimum Pillar 1 requirement of $16.5 billion.
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
The Board approves our liquidity policy and the ERC approves the contingency funding plan, including establishing liquidity risk tolerance levels. The MRC monitors our liquidity position and reviews the impact of strategic decisions on our liquidity. The MRC is responsible for overseeing liquidity risks and directing management to maintain exposures within the established tolerance levels. The MRC reviews and monitors our liquidity position, stress testing scenarios and results, and reviews and approves certain liquidity risk limits. For more information, see Managing Risk on page 41. Under this governance framework, we have developed certain funding and liquidity risk management practices which include: maintaining liquidity at the parent company and selected subsidiaries, including our bank subsidiaries and other regulated entities; determining what amounts of liquidity are appropriate for these entities based on analysis of debt maturities and other potential cash outflows,

49 Bank of America 2017

including those that we may experience during stressed market conditions; diversifying funding sources, considering our asset profile and legal entity structure; and performing contingency planning.
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

For the three months ended December 31, 2017 and 2016, our average GLS were $522 billion and $515 billion, as shown in Table 17.

Table 17	Average Global Liquidity Sources

	Three Months Ended December 31
(Dollars in billions)	2017	2016
Parent company and NB Holdings	$79	$77
Bank subsidiaries	394	389
Other regulated entities	49	49
Total Average Global Liquidity Sources	$522	$515
Parent company and NB Holdings average liquidity was $79 billion and $77 billion for the three months ended December 31, 2017 and 2016. The increase in parent company and NB Holdings average liquidity was primarily due to debt issuances outpacing maturities. Typically, parent company and NB Holdings liquidity is in the form of cash deposited with BANA.
Average liquidity held at our bank subsidiaries was $394 billion and $389 billion for the three months ended December 31, 2017 and 2016. Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Liquidity at bank subsidiaries excludes the cash deposited by the parent company and NB Holdings. Our bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain FHLBs and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $308 billion and $310 billion at December 31, 2017 and 2016, with the decrease due to FHLB borrowings, which reduced available borrowing capacity, and adjustments to our valuation model. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the parent company or nonbank subsidiaries may be subject to prior regulatory approval.
Average liquidity held at our other regulated entities, comprised primarily of broker-dealer subsidiaries, was $49 billion for both the three months ended December 31, 2017 and 2016. Our other regulated entities also held unencumbered investment-grade securities and equities that we believe could be used to generate additional liquidity. Liquidity held in an other regulated entity is primarily available to meet the obligations of that entity and transfers to the parent company or to any other subsidiary may be subject to prior regulatory approval due to regulatory restrictions and minimum requirements.

Bank of America 2017 50

Table 18 presents the composition of average GLS for the three months ended December 31, 2017 and 2016.

Table 18	Average Global Liquidity Sources Composition

	Three Months Ended December 31
(Dollars in billions)	2017	2016
Cash on deposit	$118	$118
U.S. Treasury securities	62	58
U.S. agency securities and mortgage-backed securities	330	322
Non-U.S. government securities	12	17
Total Average Global Liquidity Sources	$522	$515
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. For the three months ended December 31, 2017, our average consolidated HQLA, on a net basis, was $439 billion and the average consolidated LCR was 125 percent. Our LCR will fluctuate due to normal business flows from customer activity.
Liquidity Stress Analysis and Time-to-required Funding
We utilize liquidity stress analysis to assist us in determining the appropriate amounts of liquidity to maintain at the parent company and our subsidiaries. The liquidity stress testing process is an integral part of analyzing our potential contractual and contingent cash outflows. We evaluate the liquidity requirements under a range of scenarios with varying levels of severity and time horizons. The scenarios we consider and utilize incorporate market-wide and Corporation-specific events, including potential credit rating downgrades for the parent company and our subsidiaries, and more severe events including potential resolution scenarios. The scenarios are based on our historical experience, experience of distressed and failed financial institutions, regulatory guidance, and both expected and unexpected future events.
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
We use a variety of metrics to determine the appropriate amounts of liquidity to maintain at the parent company and our subsidiaries. One metric we use to evaluate the appropriate level of liquidity at the parent company and NB Holdings is “time-to-required funding” (TTF). This debt coverage measure indicates the number of months the parent company can continue to meet its unsecured contractual obligations as they come due using only the parent company and NB Holdings’ liquidity sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation. These include certain unsecured debt instruments, primarily structured liabilities, which we may be required to settle for cash prior to maturity. TTF was 49 months at December 31, 2017 compared to 35 months at December 31, 2016. The increase in TTF was driven by debt issuances outpacing maturities.
Net Stable Funding Ratio
U.S. banking regulators issued a proposal for a Net Stable Funding Ratio (NSFR) requirement applicable to U.S. financial institutions following the Basel Committee’s final standard. The proposed U.S. NSFR would apply to the Corporation on a consolidated basis and to our insured depository institutions. While the final requirement remains pending and is subject to change, if finalized as proposed, we expect to be in compliance within the regulatory timeline. The standard is intended to reduce funding risk over a longer time horizon. The NSFR is designed to provide an appropriate amount of stable funding, generally capital and liabilities maturing beyond one year, given the mix of assets and off-balance sheet items.
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
We fund a substantial portion of our lending activities through our deposits, which were $1.31 trillion and $1.26 trillion at December 31, 2017 and 2016. Deposits are primarily generated by our Consumer Banking, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including credit card securitizations and securitizations with government-sponsored enterprises, the Federal Housing Administration (FHA) and private-label investors, as well as FHLB loans.

51 Bank of America 2017

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
During 2017, we issued $53.3 billion of long-term debt consisting of $37.7 billion for Bank of America Corporation, substantially all of which was TLAC compliant, $8.2 billion for Bank of America, N.A. and $7.4 billion of other debt.
In December 2017, pursuant to a private offering, we exchanged $11.0 billion of outstanding long-term debt for new fixed/floating-rate senior notes, subject to certain terms and conditions, to extend maturities and improve the structure of this debt for TLAC purposes. Based on the attributes of the exchange transactions, the newly issued securities are not considered substantially different, for accounting purposes, from the exchanged securities. Therefore, there was no impact to our results of operations as any amounts paid to debt holders were capitalized, and the premiums or discounts on the outstanding long-term debt were carried over to the new securities and will be amortized over their contractual lives using a revised effective interest rate.
Table 19 presents our long-term debt by major currency at December 31, 2017 and 2016.

Table 19	Long-term Debt by Major Currency

	December 31
(Dollars in millions)	2017	2016
U.S. dollar	$175,623	$172,082
Euro	35,481	28,236
British pound	7,016	6,588
Australian dollar	3,046	2,900
Japanese yen	2,993	3,919
Canadian dollar	1,966	1,049
Other	1,277	2,049
Total long-term debt	$227,402	$216,823
Total long-term debt increased $10.6 billion, or five percent, in 2017, primarily due to issuances outpacing maturities. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on prevailing market conditions, liquidity and other factors. In addition, our other regulated entities may make markets in our debt instruments to provide liquidity for investors.
We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For more information on our ALM activities, see Interest Rate Risk Management for the Banking Book on page 81.
We may also issue unsecured debt in the form of structured notes for client purposes, certain of which qualify as TLAC eligible debt. During 2017, we issued $5.4 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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

Bank of America 2017 52

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
On December 6, 2017, Moody’s Investors Services, Inc. (Moody’s) upgraded the long-term ratings of Bank of America Corporation and certain subsidiaries, including BANA, by one notch, moving their senior debt ratings to A3 and Aa3, respectively. The upgrade was based on the agency’s expectations for continued improvement in the Corporation’s profitability and management’s continued commitment to a conservative risk profile. At the same time, Moody’s affirmed all the short-term ratings for Bank of America Corporation and its rated subsidiaries. Moody’s concurrently moved the outlook on the ratings to stable. This action concluded the review for upgrade that Moody’s initiated on September 12, 2017.

On November 22, 2017, Standard & Poor’s Global Ratings (S&P) upgraded Bank of America Corporation’s long-term senior debt rating to A- from BBB+ following the agency’s periodic review of our ratings. S&P cited the improvement in the Corporation’s risk profile, while continuing to improve profitability metrics, as the driver for the upgrade, including tightening underwriting standards, reducing exposure to market risk, growing conservatively, and resolving legacy legal issues. S&P concurrently affirmed the ratings of the Corporation’s rated core operating subsidiaries, including BANA, MLPF&S, MLI and Bank of America Merrill Lynch International Limited. Those entities were affirmed rather than upgraded since their ratings had reached an inflection point under S&P’s methodology where the one notch S&P added to its assessment of our intrinsic creditworthiness (called an Unsupported Group Credit Profile, or UGCP) resulted in the subsidiaries receiving one less notch of support uplift under the agency’s Additional Loss Absorbing Capacity framework, thus leaving those entities’ ratings unchanged. S&P retained a stable outlook on the ratings of Bank of America Corporation and its core operating subsidiaries following the upgrade.
On September 28, 2017, Fitch Ratings (Fitch) completed its latest review of 12 large, complex securities trading and universal banks, including Bank of America. The agency affirmed the long-term and short-term senior debt ratings of Bank of America Corporation and its rated subsidiaries, including BANA, and maintained its stable outlook on those ratings.
Table 20 presents the Corporation’s current long-term/short-term senior debt ratings and outlooks expressed by the rating agencies.

Table 20	Senior Debt Ratings

	Moody’s Investors Service			Standard & Poor’s Global Ratings			Fitch Ratings
	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook
Bank of America Corporation	A3	P-2	Stable	A-	A-2	Stable	A	F1	Stable
Bank of America, N.A.	Aa3	P-1	Stable	A+	A-1	Stable	A+	F1	Stable
Merrill Lynch, Pierce, Fenner & Smith Incorporated	NR	NR	NR	A+	A-1	Stable	A+	F1	Stable
Merrill Lynch International	NR	NR	NR	A+	A-1	Stable	A	F1	Stable
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
While certain potential impacts are contractual and quantifiable, the full scope of the consequences of a credit rating downgrade to a financial institution is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a company’s long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties. For more information on potential impacts of credit rating downgrades, see Liquidity Risk – Time-to-required Funding and Liquidity Stress Analysis on page 51.
For more information on the additional collateral and termination payments that could be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit rating downgrade, see Note 2 – Derivatives to the Consolidated Financial Statements.
Common Stock Dividends
For a summary of our declared quarterly cash dividends on common stock during 2017 and through February 22, 2018, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements.

53 Bank of America 2017

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
For more information on our credit risk management activities, see Consumer Portfolio Credit Risk Management below, Commercial Portfolio Credit Risk Management on page 63, Non-U.S. Portfolio on page 70, Provision for Credit Losses on page 72, Allowance for Credit Losses on page 72, and Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.
During the third quarter of 2017, hurricanes impacted the southern United States and the Caribbean, bringing widespread flooding and wind damage to communities across the region. In the weeks after these storms, we supported our customers and clients in these communities by providing mobile financial centers and ATMs. In addition, we provided support for the recovery efforts including proactive fee refunds in affected areas, as well as home loan and other credit assistance, including payment deferrals, for impacted individuals and businesses. We do not believe that these storms will have a material financial impact on the Corporation.

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
Consumer Credit Portfolio
Improvement in the U.S. unemployment rate and home prices continued during 2017 resulting in improved credit quality and lower credit losses in the consumer real estate portfolio, partially offset by seasoning and loan growth in the U.S. credit card portfolio compared to 2016.
Improved credit quality, the sale of the non-U.S. consumer credit card business in 2017, continued loan balance run-off and sales in the consumer real estate portfolio drove a $839 million decrease in the consumer allowance for loan and lease losses in 2017 to $5.4 billion at December 31, 2017. For more information, see Allowance for Credit Losses on page 72.
For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and troubled debt restructurings (TDRs) for the consumer portfolio, including those related to bankruptcy and repossession, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Table 21 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer loans not secured by real estate (bankruptcy loans are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans that are insured by the FHA or individually insured under long-term standby agreements with Fannie Mae (FNMA) and Freddie Mac (FHLMC) (collectively, the fully-insured loan portfolio) are reported as accruing as opposed to nonperforming since the principal repayment is insured. Fully-insured loans included in accruing past due 90 days or more are primarily from our repurchases of delinquent FHA loans pursuant to our servicing agreements with the Government National Mortgage Association (GNMA). Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the PCI loan portfolio or loans accounted for under the fair value option even though the customer may be contractually past due.
For more information on PCI loans, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 60 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Bank of America 2017 54

Table 21	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
		December 31
(Dollars in millions)		2017	2016	2017	2016	2017	2016
Residential mortgage (1)		$203,811	$191,797	$2,476	$3,056	$3,230	$4,793
Home equity		57,744	66,443	2,644	2,918	—	—
U.S. credit card		96,285	92,278	n/a	n/a	900	782
Non-U.S. credit card		—	9,214	n/a	n/a	—	66
Direct/Indirect consumer (2)		93,830	94,089	46	28	40	34
Other consumer (3)		2,678	2,499	—	2	—	4
Consumer loans excluding loans accounted for under the fair value option		$454,348	$456,320	$5,166	$6,004	$4,170	$5,679
Loans accounted for under the fair value option (4)		928	1,051
Total consumer loans and leases (5)		$455,276	$457,371
Percentage of outstanding consumer loans and leases (6)		n/a	n/a	1.14%	1.32%	0.92%	1.24%
Percentage of outstanding consumer loans and leases, excluding PCI and fully-insured loan portfolios (6)		n/a	n/a	1.23	1.45	0.22	0.21

(1)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At December 31, 2017 and 2016, residential mortgage includes $2.2 billion and $3.0 billion of loans on which interest had been curtailed by the FHA, and therefore were no longer accruing interest, although principal was still insured, and $1.0 billion and $1.8 billion of loans on which interest was still accruing.

(2)
Outstandings include auto and specialty lending loans of $49.9 billion and $48.9 billion, unsecured consumer lending loans of $469 million and $585 million, U.S. securities-based lending loans of $39.8 billion and $40.1 billion, non-U.S. consumer loans of $3.0 billion for both periods, student loans of $0 and $497 million and other consumer loans of $684 million and $1.1 billion at December 31, 2017 and 2016.

(3)
Outstandings include consumer leases of $2.5 billion and $1.9 billion, consumer overdrafts of $163 million and $157 million and consumer finance loans of $0 and $465 million at December 31, 2017 and 2016.

(4)
Consumer loans accounted for under the fair value option include residential mortgage loans of $567 million and $710 million and home equity loans of $361 million and $341 million at December 31, 2017 and 2016. For more information on the fair value option, see Note 21 – Fair Value Option to the Consolidated Financial Statements.

(5)
Includes $9.2 billion of non-U.S. credit card loans, which were included in assets of business held for sale on the Consolidated Balance Sheet at December 31, 2016. In 2017, the Corporation sold its non-U.S. consumer credit card business.

(6) Balances exclude consumer loans accounted for under the fair value option. At December 31, 2017 and 2016, $26 million and $48 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.
n/a = not applicable
Table 22 presents net charge-offs and related ratios for consumer loans and leases.

Table 22	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs (1)		Net Charge-off Ratios (1, 2)
(Dollars in millions)	2017	2016	2017	2016
Residential mortgage	$(100)	$131	(0.05)%	0.07%
Home equity	213	405	0.34	0.57
U.S. credit card	2,513	2,269	2.76	2.58
Non-U.S. credit card	75	175	1.91	1.83
Direct/Indirect consumer	211	134	0.23	0.15
Other consumer	166	205	6.35	8.95
Total	$3,078	$3,319	0.68	0.74

(1)	Net charge-offs exclude write-offs in the PCI loan portfolio. For more information, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 60.

(2)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.
Net charge-offs, as shown in Tables 22 and 23, exclude write-offs in the PCI loan portfolio of $131 million and $144 million in residential mortgage and $76 million and $196 million in home equity for 2017 and 2016. Net charge-off ratios including the PCI write-offs were 0.02 percent and 0.15 percent for residential mortgage and 0.47 percent and 0.84 percent for home equity in 2017 and 2016. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 60.
Table 23 presents outstandings, nonperforming balances, net charge-offs, allowance for loan and lease losses and provision for loan and lease losses for the core and non-core portfolios within the consumer real estate portfolio. We categorize consumer real estate loans as core and non-core based on loan and customer characteristics such as origination date, product type, LTV, FICO score and delinquency status consistent with our current consumer and mortgage servicing strategy. Generally, loans that were originated after January 1, 2010, qualified under government-sponsored enterprise underwriting guidelines, or otherwise met our underwriting guidelines in place in 2015 are characterized as core loans. All other loans are generally characterized as non-core loans and represent run-off portfolios. Core loans as reported in Table 23 include loans held in the Consumer Banking and GWIM segments, as well as loans held for ALM activities in All Other. For more information, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

55 Bank of America 2017

As shown in Table 23, outstanding core consumer real estate loans increased $15.0 billion during 2017 driven by an increase of $20.1 billion in residential mortgage, partially offset by a $5.1 billion decrease in home equity.

Table 23	Consumer Real Estate Portfolio (1)

	Outstandings		Nonperforming		Net Charge-offs (2)
	December 31
(Dollars in millions)	2017	2016	2017	2016	2017	2016
Core portfolio
Residential mortgage	$176,618	$156,497	$1,087	$1,274	$(45)	$(29)
Home equity	44,245	49,373	1,079	969	100	113
Total core portfolio	220,863	205,870	2,166	2,243	55	84
Non-core portfolio
Residential mortgage	27,193	35,300	1,389	1,782	(55)	160
Home equity	13,499	17,070	1,565	1,949	113	292
Total non-core portfolio	40,692	52,370	2,954	3,731	58	452
Consumer real estate portfolio
Residential mortgage	203,811	191,797	2,476	3,056	(100)	131
Home equity	57,744	66,443	2,644	2,918	213	405
Total consumer real estate portfolio	$261,555	$258,240	$5,120	$5,974	$113	$536

			Allowance for Loan and Lease Losses		Provision for Loan and Lease Losses
			December 31
			2017	2016	2017	2016
Core portfolio
Residential mortgage			$218	$252	$(79)	$(98)
Home equity			367	560	(91)	10
Total core portfolio			585	812	(170)	(88)
Non-core portfolio
Residential mortgage			483	760	(201)	(86)
Home equity			652	1,178	(339)	(84)
Total non-core portfolio			1,135	1,938	(540)	(170)
Consumer real estate portfolio
Residential mortgage			701	1,012	(280)	(184)
Home equity			1,019	1,738	(430)	(74)
Total consumer real estate portfolio			$1,720	$2,750	$(710)	$(258)

(1)
Outstandings and nonperforming loans exclude loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $567 million and $710 million and home equity loans of $361 million and $341 million at December 31, 2017 and 2016. For more information, see Note 21 – Fair Value Option to the Consolidated Financial Statements.

(2)	Net charge-offs exclude write-offs in the PCI loan portfolio. For more information, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 60.
We believe that the presentation of information adjusted to exclude the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage and home equity portfolios, we provide information that excludes the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option in certain credit quality statistics. We separately disclose information on the PCI loan portfolio on page 60.
Residential Mortgage
The residential mortgage portfolio makes up the largest percentage of our consumer loan portfolio at 45 percent of consumer loans and leases at December 31, 2017. Approximately 37 percent of the residential mortgage portfolio is in Consumer Banking and approximately 35 percent is in GWIM. The remaining portion is in All Other and is comprised of originated loans, purchased loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with GNMA as well as loans repurchased related to our representations and warranties.
Outstanding balances in the residential mortgage portfolio, excluding loans accounted for under the fair value option, increased $12.0 billion in 2017 as retention of new originations was partially offset by loan sales of $3.9 billion, and run-off.

At December 31, 2017 and 2016, the residential mortgage portfolio included $23.7 billion and $28.7 billion of outstanding fully-insured loans. On this portion of the residential mortgage portfolio, we are protected against principal loss as a result of either FHA insurance or long-term standby agreements that provide for the transfer of credit risk to FNMA and FHLMC. At December 31, 2017 and 2016, $17.4 billion and $22.3 billion had FHA insurance with the remainder protected by long-term standby agreements. At December 31, 2017 and 2016, $5.2 billion and $7.4 billion of the FHA-insured loan population were repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA.
Table 24 presents certain residential mortgage key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. Additionally, in the “Reported Basis” columns in the following table, accruing balances past due and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the residential mortgage portfolio excluding the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 60.

Bank of America 2017 56

Table 24	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Purchased Credit-impaired and Fully-insured Loans
		December 31
(Dollars in millions)		2017	2016	2017	2016
Outstandings		$203,811	$191,797	$172,069	$152,941
Accruing past due 30 days or more		5,987	8,232	1,521	1,835
Accruing past due 90 days or more		3,230	4,793	—	—
Nonperforming loans		2,476	3,056	2,476	3,056
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		3%	5%	2%	3%
Refreshed LTV greater than 100		2	4	1	3
Refreshed FICO below 620		6	9	3	4
2006 and 2007 vintages (2)		10	13	8	12

		2017	2016	2017	2016
Net charge-off ratio (3)		(0.05)%	0.07%	(0.06)%	0.09%

(1)	Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.

(2)	These vintages of loans accounted for $825 million, or 33 percent, and $931 million, or 31 percent, of nonperforming residential mortgage loans at December 31, 2017 and 2016.

(3)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
Nonperforming residential mortgage loans decreased $580 million in 2017 as outflows, including sales of $460 million and net transfers to held-for-sale of $132 million, outpaced new inflows which included the addition of $140 million of nonperforming loans as a result of clarifying regulatory guidance related to bankruptcy loans. Of the nonperforming residential mortgage loans at December 31, 2017, $860 million, or 35 percent, were current on contractual payments. Loans accruing past due 30 days or more decreased $314 million due in part to the timing impact of a consumer real estate servicer conversion that occurred during the fourth quarter of 2016.
Net charge-offs decreased $231 million to $100 million of net recoveries in 2017 compared to $131 million of net charge-offs in 2016. This decrease in net charge-offs was primarily driven by net recoveries of $105 million related to loan sales in 2017, compared to loan sale-related net charge-offs of $26 million in 2016. Additionally, net charge-offs declined due to favorable portfolio trends and decreased write-downs on loans greater than 180 days past due driven by improvement in home prices and the U.S. economy.
Loans with a refreshed LTV greater than 100 percent represented one percent and three percent of the residential mortgage loan portfolio at December 31, 2017 and 2016. Of the loans with a refreshed LTV greater than 100 percent, 98 percent were performing at both December 31, 2017 and 2016. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent primarily due to home price deterioration since 2006, partially offset by subsequent appreciation.
Of the $172.1 billion in total residential mortgage loans outstanding at December 31, 2017, as shown in Table 25, 33 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $10.4 billion, or 18 percent, at December 31, 2017. Residential mortgage loans that have entered the amortization period generally have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At December 31, 2017, $283 million, or three percent of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.5 billion, or one percent for the entire residential mortgage portfolio. In addition, at December 31, 2017, $509 million, or five percent of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $253 million were contractually current, compared to $2.5 billion, or one percent for the entire residential mortgage portfolio, of which $860 million were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three to ten years. More than 80 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2020 or later.
Table 25 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 16 percent and 15 percent of outstandings at December 31, 2017 and 2016. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent and 12 percent of outstandings at December 31, 2017 and 2016.

57 Bank of America 2017

Table 25	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	December 31
(Dollars in millions)	2017	2016	2017	2016	2017	2016
California	$68,455	$58,295	$433	$554	$(103)	$(70)
New York (3)	17,239	14,476	227	290	(2)	18
Florida (3)	10,880	10,213	280	322	(13)	20
Texas	7,237	6,607	126	132	1	9
New Jersey (3)	6,099	5,307	130	174	—	25
Other U.S./Non-U.S.	62,159	58,043	1,280	1,584	17	129
Residential mortgage loans (4)	$172,069	$152,941	$2,476	$3,056	$(100)	$131
Fully-insured loan portfolio	23,741	28,729
Purchased credit-impaired residential mortgage loan portfolio (5)	8,001	10,127
Total residential mortgage loan portfolio	$203,811	$191,797

(1)	Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

(2)
Net charge-offs excluded $131 million and $144 million of write-offs in the residential mortgage PCI loan portfolio in 2017 and 2016. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 60.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amounts exclude the PCI residential mortgage and fully-insured loan portfolios.

(5)	At December 31, 2017 and 2016, 47 percent and 48 percent of PCI residential mortgage loans were in California. There were no other significant single state concentrations.
Home Equity
At December 31, 2017, the home equity portfolio made up 13 percent of the consumer portfolio and is comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages.
At December 31, 2017, our HELOC portfolio had an outstanding balance of $51.2 billion, or 89 percent of the total home equity portfolio compared to $58.6 billion, or 88 percent, at December 31, 2016. HELOCs generally have an initial draw period of 10 years and after the initial draw period ends, the loans generally convert to 15-year amortizing loans.
At December 31, 2017, our home equity loan portfolio had an outstanding balance of $4.4 billion, or seven percent of the total home equity portfolio compared to $5.9 billion, or nine percent, at December 31, 2016. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years and of the $4.4 billion at December 31, 2017, 57 percent have 25- to 30-year terms. At December 31, 2017, our reverse mortgage portfolio had an outstanding balance, excluding loans accounted for under the fair value option, of $2.1 billion, or four percent of the total home equity portfolio compared to $1.9 billion, or three percent, at December 31, 2016. We no longer originate reverse mortgages.
At December 31, 2017, approximately 69 percent of the home equity portfolio was in Consumer Banking, 23 percent was in All Other and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio, excluding loans accounted for under the fair value option, decreased $8.7 billion in 2017 primarily due to paydowns and charge-offs outpacing new originations and draws on existing lines. Of the total home equity portfolio at December 31, 2017 and 2016, $18.7 billion and $19.6 billion, or 32 percent and 29 percent, were in first-lien positions (34 percent and 31 percent excluding the PCI home equity portfolio). At December 31, 2017, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $9.4 billion, or 17 percent of our total home equity portfolio excluding the PCI loan portfolio.
Unused HELOCs totaled $44.2 billion and $47.2 billion at December 31, 2017 and 2016. The decrease was primarily due to accounts reaching the end of their draw period, which automatically eliminates open line exposure, and customers choosing to close accounts. Both of these more than offset the impact of new production. The HELOC utilization rate was 54 percent and 55 percent at December 31, 2017 and 2016.
Table 26 presents certain home equity portfolio key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio and loans accounted for under the fair value option. Additionally, in the “Reported Basis” columns in the following table, accruing balances past due 30 days or more and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the home equity portfolio excluding the PCI loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 60.

Bank of America 2017 58

Table 26	Home Equity – Key Credit Statistics

	Reported Basis (1)		Excluding Purchased Credit-impaired Loans
	December 31
(Dollars in millions)	2017	2016	2017	2016
Outstandings	$57,744	$66,443	$55,028	$62,832
Accruing past due 30 days or more (2)	502	566	502	566
Nonperforming loans (2)	2,644	2,918	2,644	2,918
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	3%	5%	3%	4%
Refreshed CLTV greater than 100	5	8	4	7
Refreshed FICO below 620	6	7	6	6
2006 and 2007 vintages (3)	29	37	27	34

	2017	2016	2017	2016
Net charge-off ratio (4)	0.34%	0.57%	0.36%	0.60%

(1)	Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.

(2)
Accruing past due 30 days or more included $67 million and $81 million and nonperforming loans included $344 million and $340 million of loans where we serviced the underlying first-lien at December 31, 2017 and 2016.

(3)
These vintages of loans have higher refreshed combined loan-to-value (CLTV) ratios and accounted for 52 percent and 50 percent of nonperforming home equity loans at December 31, 2017 and 2016, and 91 percent and 54 percent of net charge-offs in 2017 and 2016.

(4)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
Nonperforming outstanding balances in the home equity portfolio decreased $274 million in 2017 as outflows, including $66 million of net transfers to held-for-sale and $51 million of sales, outpaced new inflows, which included the addition of $135 million of nonperforming loans as a result of clarifying regulatory guidance related to bankruptcy loans. Of the nonperforming home equity portfolio at December 31, 2017, $1.4 billion, or 54 percent, were current on contractual payments. Nonperforming loans that are contractually current primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, junior-lien loans where the underlying first-lien is 90 days or more past due, as well as loans that have not yet demonstrated a sustained period of payment performance following a TDR. In addition, $693 million, or 26 percent, of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $64 million in 2017.
In some cases, the junior-lien home equity outstanding balance that we hold is performing, but the underlying first-lien is not. For outstanding balances in the home equity portfolio on which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans where the first-lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first-lien. Given that the credit bureau database we use does not include a property address for the mortgages, we are unable to identify with certainty whether a reported delinquent first-lien mortgage pertains to the same property for which we hold a junior-lien loan. For certain loans, we utilize a third-party vendor to combine credit bureau and public record data to better link a junior-lien loan with the underlying first-lien mortgage. At December 31, 2017, we estimate that $814 million of current and $141 million of 30 to 89 days past due junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $184 million of these combined amounts, with the remaining $771 million serviced by third parties. Of the $955 million of current to 89 days past due junior-lien loans, based on available credit bureau data and our own internal servicing data, we estimate that approximately $330 million had first-lien loans that were 90 days or more past due.

Net charge-offs decreased $192 million to $213 million in 2017 compared to $405 million in 2016 driven by favorable portfolio trends due in part to improvement in home prices and the U.S. economy, partially offset by $32 million of charge-offs as a result of clarifying regulatory guidance related to bankruptcy loans.
Outstanding balances with a refreshed CLTV greater than 100 percent comprised four percent and seven percent of the home equity portfolio at December 31, 2017 and 2016. Outstanding balances with a refreshed CLTV greater than 100 percent reflect loans where our loan and available line of credit combined with any outstanding senior liens against the property are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 95 percent of the customers were current on their home equity loan and 91 percent of second-lien loans with a refreshed CLTV greater than 100 percent were current on both their second-lien and underlying first-lien loans at December 31, 2017.
Of the $55.0 billion in total home equity portfolio outstandings at December 31, 2017, as shown in Table 27, 30 percent require interest-only payments. The outstanding balance of HELOCs that have reached the end of their draw period and have entered the amortization period was $18.4 billion at December 31, 2017. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At December 31, 2017, $343 million, or two percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at December 31, 2017, $2.1 billion, or 11 percent, of outstanding HELOCs that had entered the amortization period were nonperforming, of which $1.1 billion were contractually current. Loans in our HELOC portfolio generally have an initial draw period of 10 years and 10 percent of these loans will enter the amortization period during 2018 and will be required to make fully-amortizing payments. We communicate to contractually current customers more than a year

59 Bank of America 2017

prior to the end of their draw period to inform them of the potential change to the payment structure before entering the amortization period, and provide payment options to customers prior to the end of the draw period.
Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During 2017, approximately 19 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.

Table 27 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent of the outstanding home equity portfolio at both December 31, 2017 and 2016. Loans within this MSA contributed 27 percent and 17 percent of net charge-offs in 2017 and 2016 within the home equity portfolio. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent of the outstanding home equity portfolio at both December 31, 2017 and 2016. Loans within this MSA contributed net recoveries of $20 million and $2 million within the home equity portfolio in 2017 and 2016.

Table 27	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	December 31
(Dollars in millions)	2017	2016	2017	2016	2017	2016
California	$15,145	$17,563	$766	$829	$(37)	$7
Florida (3)	6,308	7,319	411	442	38	76
New Jersey (3)	4,546	5,102	191	201	44	50
New York (3)	4,195	4,720	252	271	35	45
Massachusetts	2,751	3,078	92	100	9	12
Other U.S./Non-U.S.	22,083	25,050	932	1,075	124	215
Home equity loans (4)	$55,028	$62,832	$2,644	$2,918	$213	$405
Purchased credit-impaired home equity portfolio (5)	2,716	3,611
Total home equity loan portfolio	$57,744	$66,443

(1)	Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

(2)
Net charge-offs excluded $76 million and $196 million of write-offs in the home equity PCI loan portfolio in 2017 and 2016. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amount excludes the PCI home equity portfolio.

(5)	At December 31, 2017 and 2016, 28 percent and 29 percent of PCI home equity loans were in California. There were no other significant single state concentrations.
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

Table 28	Purchased Credit-impaired Loan Portfolio

	Unpaid Principal Balance	Gross Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	Percent of Unpaid Principal Balance
(Dollars in millions)	December 31, 2017
Residential mortgage (1)	$8,117	$8,001	$117	$7,884	97.13%
Home equity	2,787	2,716	172	2,544	91.28
Total purchased credit-impaired loan portfolio	$10,904	$10,717	$289	$10,428	95.63

	December 31, 2016
Residential mortgage (1)	$10,330	$10,127	$169	$9,958	96.40%
Home equity	3,689	3,611	250	3,361	91.11
Total purchased credit-impaired loan portfolio	$14,019	$13,738	$419	$13,319	95.01

(1)
At December 31, 2017 and 2016, pay option loans had an unpaid principal balance of $1.4 billion and $1.9 billion and a carrying value of $1.4 billion and $1.8 billion. This includes $1.2 billion and $1.6 billion of loans that were credit-impaired upon acquisition and $141 million and $226 million of loans that were 90 days or more past due at December 31, 2017 and 2016. The total unpaid principal balance of pay option loans with accumulated negative amortization was $160 million and $303 million, including $9 million and $16 million of negative amortization at December 31, 2017 and 2016.

Bank of America 2017 60

The total PCI unpaid principal balance decreased $3.1 billion, or 22 percent, in 2017 primarily driven by payoffs, paydowns, write-offs and PCI loan sales with a carrying value of $803 million compared to $549 million in 2016.
Of the unpaid principal balance of $10.9 billion at December 31, 2017, $9.6 billion, or 88 percent, was current based on the contractual terms, $752 million, or seven percent, was in early stage delinquency, and $364 million was 180 days or more past due, including $302 million of first-lien mortgages and $62 million of home equity loans.
The PCI residential mortgage loan and home equity portfolios represented 75 percent and 25 percent of the total PCI loan portfolio at December 31, 2017. Those loans to borrowers with a refreshed FICO score below 620 represented 24 percent and 17 percent of the PCI residential mortgage loan and home equity portfolios at December 31, 2017. Residential mortgage and home equity loans with a refreshed LTV or CLTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 14 percent and 34 percent of their respective PCI loan portfolios and 16 percent and

37 percent based on the unpaid principal balance at December 31, 2017.
U.S. Credit Card
At December 31, 2017, 97 percent of the U.S. credit card portfolio was managed in Consumer Banking with the remainder in GWIM.
Outstandings in the U.S. credit card portfolio increased $4.0 billion to $96.3 billion in 2017 as retail volumes outpaced payments. Net charge-offs increased $244 million to $2.5 billion in 2017 due to portfolio seasoning and loan growth. U.S. credit card loans 30 days or more past due and still accruing interest increased $252 million and loans 90 days or more past due and still accruing interest increased $118 million in 2017, driven by portfolio seasoning and loan growth.
Unused lines of credit for U.S. credit card totaled $326.3 billion and $321.6 billion at December 31, 2017 and 2016. The increase was driven by account growth and lines of credit increases.
Table 29 presents certain state concentrations for the U.S. credit card portfolio.

Table 29	U.S. Credit Card State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	December 31
(Dollars in millions)	2017	2016	2017	2016	2017	2016
California	$15,254	$14,251	$136	$115	$412	$360
Florida	8,359	7,864	94	85	259	245
Texas	7,451	7,037	76	65	194	164
New York	5,977	5,683	91	60	218	161
Washington	4,350	4,128	20	18	56	56
Other U.S.	54,894	53,315	483	439	1,374	1,283
Total U.S. credit card portfolio	$96,285	$92,278	$900	$782	$2,513	$2,269
Direct/Indirect and Other Consumer
At December 31, 2017, approximately 54 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and specialty lending – automotive, marine, aircraft, recreational vehicle loans and consumer personal loans) and 46 percent was included in GWIM (principally securities-based lending loans). At December 31, 2017, approximately 94 percent of the $2.7 billion other consumer portfolio was consumer auto leases included in Consumer Banking.

Outstandings in the direct/indirect portfolio remained relatively unchanged at $93.8 billion at December 31, 2017. Net charge-offs increased $77 million to $211 million in 2017 due largely to portfolio seasoning and clarifying regulatory guidance related to bankruptcy and repossession.
Table 30 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 30	Direct/Indirect State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	December 31
(Dollars in millions)	2017	2016	2017	2016	2017	2016
California	$11,165	$11,300	$3	$3	$21	$13
Florida	10,946	9,418	5	3	42	29
Texas	10,623	9,406	5	5	38	21
New York	6,058	5,253	2	1	6	3
Georgia	3,502	3,255	4	4	15	9
Other U.S./Non-U.S.	51,536	55,457	21	18	89	59
Total direct/indirect loan portfolio	$93,830	$94,089	$40	$34	$211	$134

61 Bank of America 2017

Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 31 presents nonperforming consumer loans, leases and foreclosed properties activity during 2017 and 2016. For more information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements. During 2017, nonperforming consumer loans declined $838 million to $5.2 billion driven in part by loan sales of $511 million and net transfers of loans to held-for-sale of $198 million. Additionally, nonperforming loans declined as outflows outpaced new inflows, which included the addition of $295 million of nonperforming loans as a result of clarifying regulatory guidance related to bankruptcy loans.
At December 31, 2017, $1.9 billion, or 34 percent of nonperforming consumer real estate loans and foreclosed properties had been written down to their estimated property value less costs to sell, including $1.6 billion of nonperforming loans 180 days or more past due and $236 million of foreclosed properties. In addition, at December 31, 2017, $2.3 billion, or 45 percent of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.

Foreclosed properties decreased $127 million in 2017 as liquidations outpaced additions. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date; however, once we acquire the underlying real estate upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. Not included in foreclosed properties at December 31, 2017 was $801 million of real estate that was acquired upon foreclosure of certain delinquent government-guaranteed loans (principally FHA-insured loans). We exclude these amounts from our nonperforming loans and foreclosed properties activity as we expect we will be reimbursed once the property is conveyed to the guarantor for principal and, up to certain limits, costs incurred during the foreclosure process and interest accrued during the holding period.
We classify junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At December 31, 2017 and 2016, $330 million and $428 million of such junior-lien home equity loans were included in nonperforming loans and leases.
Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. Nonperforming TDRs, excluding those modified loans in the PCI loan portfolio, are included in Table 31.

Table 31	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity (1)

(Dollars in millions)		2017	2016
Nonperforming loans and leases, January 1		$6,004	$8,165
Additions		3,254	3,492
Reductions:
Paydowns and payoffs		(1,052)	(1,044)
Sales		(511)	(1,604)
Returns to performing status (2)		(1,438)	(1,628)
Charge-offs		(676)	(1,028)
Transfers to foreclosed properties		(217)	(294)
Transfers to loans held-for-sale		(198)	(55)
Total net reductions to nonperforming loans and leases		(838)	(2,161)
Total nonperforming loans and leases, December 31 (3)		5,166	6,004
Total foreclosed properties, December 31 (4)		236	363
Nonperforming consumer loans, leases and foreclosed properties, December 31		$5,402	$6,367
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (5)		1.14%	1.32%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (5)		1.19	1.39

(1)
Balances do not include nonperforming LHFS of $2 million and $69 million and nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $26 million and $27 million at December 31, 2017 and 2016 as well as loans accruing past due 90 days or more as presented in Table 21 and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.

(2)
Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.

(3)	At December 31, 2017, 31 percent of nonperforming loans were 180 days or more past due.

(4)	Foreclosed property balances do not include properties insured by certain government-guaranteed loans, principally FHA-insured, of $801 million and $1.2 billion at December 31, 2017 and 2016.

(5)	Outstanding consumer loans and leases exclude loans accounted for under the fair value option.

Bank of America 2017 62

Table 32 presents TDRs for the consumer real estate portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 31.

Table 32	Consumer Real Estate Troubled Debt Restructurings

	December 31, 2017			December 31, 2016
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Residential mortgage (1, 2)	$1,535	$8,163	$9,698	$1,992	$10,639	$12,631
Home equity (3)	1,457	1,399	2,856	1,566	1,211	2,777
Total consumer real estate troubled debt restructurings	$2,992	$9,562	$12,554	$3,558	$11,850	$15,408

(1)
At December 31, 2017 and 2016, residential mortgage TDRs deemed collateral dependent totaled $2.8 billion and $3.5 billion, and included $1.2 billion and $1.6 billion of loans classified as nonperforming and $1.6 billion and $1.9 billion of loans classified as performing.

(2)	Residential mortgage performing TDRs included $3.7 billion and $5.3 billion of loans that were fully-insured at December 31, 2017 and 2016.

(3)
Home equity TDRs deemed collateral dependent totaled $1.6 billion for both periods and included $1.2 billion and $1.3 billion of loans classified as nonperforming, and $388 million and $301 million of loans classified as performing at December 31, 2017 and 2016.

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
Modifications of credit card and other consumer loans are made through renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded in large part from Table 31 as substantially all of the loans remain on accrual status until either charged off or paid in full. At December 31, 2017 and 2016, our renegotiated TDR portfolio was $490 million and $610 million, of which $426 million and $493 million were current or less than 30 days past due under the modified terms. The decline in the renegotiated TDR portfolio was primarily driven by paydowns and charge-offs as well as lower program enrollments. For more information on the renegotiated TDR portfolio, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements.
Commercial Portfolio Credit Risk Management
Credit risk management for the commercial portfolio begins with an assessment of the credit risk profile of the borrower or counterparty based on an analysis of its financial position. As part of the overall credit risk assessment, our commercial credit exposures are assigned a risk rating and are subject to approval based on defined credit approval standards. Subsequent to loan origination, risk ratings are monitored on an ongoing basis, and if necessary, adjusted to reflect changes in the financial condition, cash flow, risk profile or outlook of a borrower or counterparty. In making credit decisions, we consider risk rating, collateral, country, industry and single-name concentration limits while also balancing these considerations with the total borrower or counterparty relationship. We use a variety of tools to continuously monitor the ability of a borrower or counterparty to perform under its obligations. We use risk rating aggregations to measure and evaluate concentrations within portfolios. In addition, risk ratings are a factor in determining the level of allocated capital and the allowance for credit losses.
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
Management of Commercial Credit Risk Concentrations
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 37, 40, 45 and 46 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, including our utilized exposure to the energy sector which was three percent of total commercial utilized exposure at both December 31, 2017 and 2016, see Commercial Portfolio Credit Risk Management – Industry Concentrations on page 67 and Table 40.
We account for certain large corporate loans and loan commitments, including issued but unfunded letters of credit which are considered utilized for credit risk management purposes, that exceed our single-name credit risk concentration guidelines under the fair value option. Lending commitments, both funded and unfunded, are actively managed and monitored, and as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with our credit view and market perspectives determining the size and timing of the hedging activity. In addition, we purchase credit protection to cover the funded portion as well as the unfunded portion of certain other credit exposures. To lessen the cost of obtaining our desired credit protection levels, credit exposure may be added within an industry, borrower or counterparty group by selling protection. These credit derivatives do not meet the requirements for treatment as accounting hedges. They are carried at fair value with changes in fair value recorded in other income.
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

63 Bank of America 2017

Commercial Credit Portfolio
During 2017, credit quality among large corporate borrowers was strong, other than in the higher risk energy sub-sectors, where we saw improvement in 2017. Credit quality of commercial real estate borrowers continued to be strong with conservative LTV ratios, stable market rents in most sectors and vacancy rates remaining low.
Total commercial utilized credit exposure increased $25.9 billion during 2017 to $600.8 billion at December 31, 2017 primarily driven by increases in loans and leases. The utilization rate for loans and leases, SBLCs and financial guarantees, and commercial letters of credit, in the aggregate, was 59 percent and 58 percent at December 31, 2017 and 2016.
Table 33 presents commercial credit exposure by type for utilized, unfunded and total binding committed credit exposure. Commercial utilized credit exposure includes SBLCs and financial guarantees and commercial letters of credit that have been issued and for which we are legally bound to advance funds under prescribed conditions during a specified time period, and excludes exposure related to trading account assets. Although funds have not yet been advanced, these exposure types are considered utilized for credit risk management purposes.

Table 33	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
	December 31
(Dollars in millions)	2017	2016	2017	2016	2017	2016
Loans and leases (5)	$487,748	$464,260	$364,743	$356,911	$852,491	$821,171
Derivative assets (6)	37,762	42,512	—	—	37,762	42,512
Standby letters of credit and financial guarantees	34,517	33,135	863	660	35,380	33,795
Debt securities and other investments	28,161	26,244	4,864	5,474	33,025	31,718
Loans held-for-sale	10,257	6,510	9,742	13,019	19,999	19,529
Commercial letters of credit	1,467	1,464	155	112	1,622	1,576
Other	888	767	—	13	888	780
Total	$600,800	$574,892	$380,367	$376,189	$981,167	$951,081

(1)
Commercial utilized exposure includes loans of $4.8 billion and $6.0 billion and issued letters of credit with a notional amount of $232 million and $284 million accounted for under the fair value option at December 31, 2017 and 2016.

(2)	Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $4.6 billion and $6.7 billion at December 31, 2017 and 2016.

(3)	Excludes unused business card lines, which are not legally binding.

(4)
Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated or participated) to other financial institutions. The distributed amounts were $11.0 billion and $12.1 billion at December 31, 2017 and 2016.

(5)	Includes credit risk exposure associated with assets under operating lease arrangements of $6.3 billion and $5.7 billion at December 31, 2017 and 2016.

(6)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $34.6 billion and $43.3 billion at December 31, 2017 and 2016. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $26.2 billion and $25.3 billion at December 31, 2017 and 2016, which consists primarily of other marketable securities.

Outstanding commercial loans and leases increased $22.9 billion during 2017 to $481.5 billion at December 31, 2017 primarily due to growth in commercial and industrial loans. During 2017, nonperforming commercial loans and leases decreased $440 million to $1.3 billion and reservable criticized balances decreased $2.8 billion to $13.6 billion both driven by improvements in the energy sector. The allowance for loan and lease losses for the commercial portfolio decreased $248 million during 2017 to $5.0 billion at December 31, 2017. For more information, see Allowance for Credit Losses on page 72. Table 34 presents our commercial loans and leases portfolio and related credit quality information at December 31, 2017 and 2016.

Table 34	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
	December 31
(Dollars in millions)	2017	2016	2017	2016	2017	2016
Commercial and industrial:
U.S. commercial	$284,836	$270,372	$814	$1,256	$144	$106
Non-U.S. commercial	97,792	89,397	299	279	3	5
Total commercial and industrial	382,628	359,769	1,113	1,535	147	111
Commercial real estate (1)	58,298	57,355	112	72	4	7
Commercial lease financing	22,116	22,375	24	36	19	19
	463,042	439,499	1,249	1,643	170	137
U.S. small business commercial (2)	13,649	12,993	55	60	75	71
Commercial loans excluding loans accounted for under the fair value option	476,691	452,492	1,304	1,703	245	208
Loans accounted for under the fair value option (3)	4,782	6,034	43	84	—	—
Total commercial loans and leases	$481,473	$458,526	$1,347	$1,787	$245	$208

(1)	Includes U.S. commercial real estate of $54.8 billion and $54.3 billion and non-U.S. commercial real estate of $3.5 billion and $3.1 billion at December 31, 2017 and 2016.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial of $2.6 billion and $2.9 billion and non-U.S. commercial of $2.2 billion and $3.1 billion at December 31, 2017 and 2016. For more information on the fair value option, see Note 21 – Fair Value Option to the Consolidated Financial Statements.

Bank of America 2017 64

Table 35 presents net charge-offs and related ratios for our commercial loans and leases for 2017 and 2016. The increase in net charge-offs of $399 million for 2017 was primarily driven by a single-name non-U.S. commercial charge-off of $292 million in the fourth quarter of 2017.

Table 35	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2017	2016	2017	2016
Commercial and industrial:
U.S. commercial	$232	$184	0.08%	0.07%
Non-U.S. commercial	440	120	0.48	0.13
Total commercial and industrial	672	304	0.18	0.09
Commercial real estate	9	(31)	0.02	(0.05)
Commercial lease financing	5	21	0.02	0.10
	686	294	0.15	0.07
U.S. small business commercial	215	208	1.60	1.60
Total commercial	$901	$502	0.20	0.11

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.
Table 36 presents commercial utilized reservable criticized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial utilized reservable criticized exposure decreased $2.8 billion, or 17 percent, during 2017 primarily driven by paydowns and upgrades in the energy portfolio. Approximately 84 percent and 76 percent of commercial utilized reservable criticized exposure was secured at December 31, 2017 and 2016.

Table 36	Commercial Utilized Reservable Criticized Exposure

	Amount (1)	Percent (2)	Amount (1)	Percent (2)
	December 31
(Dollars in millions)	2017		2016
Commercial and industrial:
U.S. commercial	$9,891	3.15%	$10,311	3.46%
Non-U.S. commercial	1,766	1.70	3,974	4.17
Total commercial and industrial	11,657	2.79	14,285	3.63
Commercial real estate	566	0.95	399	0.68
Commercial lease financing	581	2.63	810	3.62
	12,804	2.57	15,494	3.27
U.S. small business commercial	759	5.56	826	6.36
Total commercial utilized reservable criticized exposure	$13,563	2.65	$16,320	3.35

(1)
Total commercial utilized reservable criticized exposure includes loans and leases of $12.5 billion and $14.9 billion and commercial letters of credit of $1.1 billion and $1.4 billion at December 31, 2017 and 2016.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.
Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At December 31, 2017, 70 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 17 percent in Global Markets, 11 percent in GWIM (generally business-purpose loans for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans, excluding loans accounted for under the fair value option, increased $14.5 billion, or five percent, during 2017 to $284.8 billion at December 31, 2017 due to growth across most of the commercial businesses. Reservable criticized balances decreased $420 million, or four percent, and nonperforming loans and leases decreased $442 million, or 35 percent, in 2017 driven by improvements in the energy sector. Net charge-offs increased $48 million for 2017 compared to 2016.
Non-U.S. Commercial
At December 31, 2017, 79 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 21 percent in Global Markets. Outstanding loans, excluding loans accounted for under the fair value option, increased $8.4 billion in 2017. Reservable criticized balances decreased $2.2 billion, or 56 percent, due primarily to paydowns and upgrades in the energy portfolio. Net charge-offs increased $320 million in 2017 to $440 million due to a single-name non-U.S. commercial charge-off of $292 million in the fourth quarter of 2017. For more information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 70.

65 Bank of America 2017

Commercial Real Estate
Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 23 percent of the commercial real estate loans and leases portfolio at both December 31, 2017 and 2016. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. Outstanding loans increased $943 million, or two percent, during 2017 to $58.3 billion at December 31, 2017 due to new originations outpacing paydowns.
During 2017, we continued to see low default rates and solid credit quality in both the residential and non-residential portfolios.

We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures to management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Nonperforming commercial real estate loans and foreclosed properties increased $78 million, or 91 percent, during 2017 to $164 million at December 31, 2017 and reservable criticized balances increased $167 million, or 42 percent, to $566 million primarily due to loan downgrades. Net charge-offs were $9 million for 2017 compared to net recoveries of $31 million in 2016.
Table 37 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 37	Outstanding Commercial Real Estate Loans

	December 31
(Dollars in millions)	2017	2016
By Geographic Region
California	$13,607	$13,450
Northeast	10,072	10,329
Southwest	6,970	7,567
Southeast	5,487	5,630
Midwest	3,769	4,380
Illinois	3,263	2,408
Florida	3,170	3,213
Midsouth	2,962	2,346
Northwest	2,657	2,430
Non-U.S.	3,538	3,103
Other (1)	2,803	2,499
Total outstanding commercial real estate loans	$58,298	$57,355
By Property Type
Non-residential
Office	$16,718	$16,643
Shopping centers / Retail	8,825	8,794
Multi-family rental	8,280	8,817
Hotels / Motels	6,344	5,550
Industrial / Warehouse	6,070	5,357
Multi-use	2,771	2,822
Unsecured	2,187	1,730
Land and land development	160	357
Other	5,485	5,595
Total non-residential	56,840	55,665
Residential	1,458	1,690
Total outstanding commercial real estate loans	$58,298	$57,355

(1)
Includes unsecured loans to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans managed in Consumer Banking. Credit card-related products were 50 percent and 48 percent of the U.S. small business commercial portfolio at December 31, 2017 and 2016. Net charge-offs of $215 million during 2017 were relatively flat compared to $208 million during 2016. Of the U.S. small business commercial net charge-offs, 90 percent and 86 percent were credit card-related products in 2017 and 2016.

Bank of America 2017 66

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 38 presents the nonperforming commercial loans, leases and foreclosed properties activity during 2017 and 2016. Nonperforming loans do not include loans accounted for under the fair value option. During 2017, nonperforming commercial loans and leases decreased $399 million to $1.3 billion. Approximately

77 percent of commercial nonperforming loans, leases and foreclosed properties were secured and approximately 59 percent were contractually current. Commercial nonperforming loans were carried at approximately 87 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less costs to sell.

Table 38	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

(Dollars in millions)	2017	2016
Nonperforming loans and leases, January 1	$1,703	$1,212
Additions	1,616	2,347
Reductions:
Paydowns	(930)	(824)
Sales	(136)	(318)
Returns to performing status (3)	(280)	(267)
Charge-offs	(455)	(434)
Transfers to foreclosed properties	(40)	(4)
Transfers to loans held-for-sale	(174)	(9)
Total net additions/(reductions) to nonperforming loans and leases	(399)	491
Total nonperforming loans and leases, December 31	1,304	1,703
Total foreclosed properties, December 31	52	14
Nonperforming commercial loans, leases and foreclosed properties, December 31	$1,356	$1,717
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.27%	0.38%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.28	0.38

(1)	Balances do not include nonperforming LHFS of $339 million and $195 million at December 31, 2017 and 2016.

(2)	Includes U.S. small business commercial activity. Small business card loans are excluded as they are not classified as nonperforming.

(3)
Commercial loans and leases may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. TDRs are generally classified as performing after a sustained period of demonstrated payment performance.

(4)	Outstanding commercial loans exclude loans accounted for under the fair value option.
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

Table 39	Commercial Troubled Debt Restructurings

	December 31, 2017			December 31, 2016
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Commercial and industrial:
U.S. commercial	$370	$866	$1,236	$720	$1,140	$1,860
Non-U.S. commercial	11	219	230	25	283	308
Total commercial and industrial	381	1,085	1,466	745	1,423	2,168
Commercial real estate	38	9	47	45	95	140
Commercial lease financing	5	13	18	2	2	4
	424	1,107	1,531	792	1,520	2,312
U.S. small business commercial	4	15	19	2	13	15
Total commercial troubled debt restructurings	$428	$1,122	$1,550	$794	$1,533	$2,327
Industry Concentrations
Table 40 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $30.1 billion, or three percent, in 2017 to $981.2 billion at December 31, 2017. The increase in commercial committed exposure was concentrated in the Media, Food & Staples Retailing, Capital Goods, Food, Beverage and Tobacco and the Asset Managers and Funds sectors. Increases were partially offset by reduced exposure to the Healthcare Equipment and

Services, Telecommunications Services and the Technology Hardware and Equipment sectors.
Industry limits are used internally to manage industry concentrations and are based on committed exposure that is allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring. The MRC oversees industry limit governance.
Asset Managers and Funds, our largest industry concentration with committed exposure of $91.1 billion, increased $5.5 billion, or six percent, in 2017. The increase primarily reflected an increase in exposure to several counterparties.

67 Bank of America 2017

Real estate, our second largest industry concentration with committed exposure of $83.8 billion, increased $115 million, or less than one percent, in 2017. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 66.
Capital Goods, our third largest industry concentration with committed exposure of $70.4 billion, increased $6.2 billion, or nearly 10 percent, in 2017. The increase in committed exposure occurred primarily as a result of increases in large conglomerates and machinery manufacturers.
Our energy-related committed exposure decreased $2.5 billion, or six percent, in 2017 to $36.8 billion at December 31, 2017. Energy sector net charge-offs were $156 million in 2017 compared to $241 million in 2016. Energy sector reservable criticized exposure decreased $3.9 billion in 2017 to $1.6 billion at December 31, 2017, due to paydowns and upgrades in the energy portfolio. The energy allowance for credit losses decreased $365 million to $560 million at December 31, 2017.

Table 40	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
	December 31
(Dollars in millions)	2017	2016	2017	2016
Asset managers and funds	$59,190	$57,659	$91,092	$85,561
Real estate (3)	61,940	61,203	83,773	83,658
Capital goods	36,705	34,278	70,417	64,202
Government and public education	48,684	45,694	58,067	54,626
Healthcare equipment and services	37,780	37,656	57,256	64,663
Finance companies	34,050	35,452	53,107	52,953
Retailing	26,117	25,577	48,796	49,082
Materials	24,001	22,578	47,386	44,357
Consumer services	27,191	27,413	43,605	42,523
Food, beverage and tobacco	23,252	19,669	42,815	37,145
Energy	16,345	19,686	36,765	39,231
Commercial services and supplies	22,100	21,241	35,496	35,360
Media	19,155	13,419	33,955	27,116
Global commercial banks	29,491	27,267	31,764	30,712
Transportation	21,704	19,805	29,946	27,483
Utilities	11,342	11,349	27,935	27,140
Individuals and trusts	18,549	16,364	25,097	21,764
Technology hardware and equipment	10,728	9,625	22,071	25,318
Vehicle dealers	16,896	16,053	20,361	19,425
Pharmaceuticals and biotechnology	5,653	5,539	18,623	18,910
Software and services	8,562	7,991	18,202	19,790
Consumer durables and apparel	8,859	8,112	17,296	15,794
Food and staples retailing	4,955	4,795	15,589	8,869
Automobiles and components	5,988	5,459	13,318	12,969
Telecommunication services	6,389	6,317	13,108	16,925
Insurance	6,411	7,406	12,990	13,936
Religious and social organizations	4,454	4,423	6,318	6,252
Financial markets infrastructure (clearinghouses)	688	656	2,403	3,107
Other	3,621	2,206	3,616	2,210
Total commercial credit exposure by industry	$600,800	$574,892	$981,167	$951,081
Net credit default protection purchased on total commitments (4)			$(2,129)	$(3,477)

(1)	Includes U.S. small business commercial exposure.

(2)
Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated or participated) to other financial institutions. The distributed amounts were $11.0 billion and $12.1 billion at December 31, 2017 and 2016.

(3)
Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based on the borrowers’ or counterparties’ primary business activity using operating cash flows and primary source of repayment as key factors.

(4)	Represents net notional credit protection purchased. For more information, see Commercial Portfolio Credit Risk Management – Risk Mitigation.
Risk Mitigation
We purchase credit protection to cover the funded portion as well as the unfunded portion of certain credit exposures. To lower the cost of obtaining our desired credit protection levels, we may add credit exposure within an industry, borrower or counterparty group by selling protection.
At December 31, 2017 and 2016, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $2.1 billion and $3.5 billion. We recorded net losses of $66 million in 2017 compared to net losses of $438 million in 2016 on these positions. The gains and losses on these instruments were offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 49. For more information, see Trading Risk Management on page 77.

Bank of America 2017 68

Tables 41 and 42 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at December 31, 2017 and 2016.

Table 41	Net Credit Default Protection by Maturity

	December 31
	2017	2016
Less than or equal to one year	42%	56%
Greater than one year and less than or equal to five years	58	41
Greater than five years	—	3
Total net credit default protection	100%	100%

Table 42	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
	December 31
(Dollars in millions)	2017		2016
Ratings (2, 3)
A	$(280)	13.2%	$(135)	3.9%
BBB	(459)	21.6	(1,884)	54.2
BB	(893)	41.9	(871)	25.1
B	(403)	18.9	(477)	13.7
CCC and below	(84)	3.9	(81)	2.3
NR (4)	(10)	0.5	(29)	0.8
Total net credit default protection	$(2,129)	100.0%	$(3,477)	100.0%

(1)	Represents net credit default protection purchased.

(2)	Ratings are refreshed on a quarterly basis.

(3)	Ratings of BBB- or higher are considered to meet the definition of investment grade.

(4)	NR is comprised of index positions held and any names that have not been rated.

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

Table 43	Credit Derivatives

	Contract/ Notional	Credit Risk	Contract/ Notional	Credit Risk
	December 31
(Dollars in millions)	2017		2016
Purchased credit derivatives:
Credit default swaps	$470,907	$2,434	$603,979	$2,732
Total return swaps/options	54,135	277	21,165	433
Total purchased credit derivatives	$525,042	$2,711	$625,144	$3,165
Written credit derivatives:
Credit default swaps	$448,201	n/a	$614,355	n/a
Total return swaps/options	55,223	n/a	25,354	n/a
Total written credit derivatives	$503,424	n/a	$639,709	n/a
n/a = not applicable

69 Bank of America 2017

Counterparty Credit Risk Valuation Adjustments
We record counterparty credit risk valuation adjustments on certain derivative assets, including our credit default protection purchased, in order to properly reflect the credit risk of the counterparty, as presented in Table 44. We calculate CVA based on a modeled expected exposure that incorporates current market risk factors including changes in market spreads and non-credit related market factors that affect the value of a derivative. The exposure also takes into consideration credit mitigants such as legally enforceable master netting agreements and collateral. For more information, see Note 2 – Derivatives to the Consolidated Financial Statements.
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

Table 44	Credit Valuation Gains and Losses

(Dollars in millions)	2017			2016
Gains (Losses)	Gross	Hedge	Net	Gross	Hedge	Net
Credit valuation	$330	$(232)	$98	$374	$(160)	$214
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
Table 45 presents our 20 largest non-U.S. country exposures as of December 31, 2017. These exposures accounted for 86 percent and 88 percent of our total non-U.S. exposure at December 31, 2017 and 2016. Net country exposure for these 20 countries decreased $6.3 billion in 2017 primarily driven by reductions in the U.K., Japan, Switzerland and Brazil, partially offset by increases in China and Belgium. On a product basis, funded commitments decreased in the U.K., Japan and Brazil, partially offset by increases in China, Belgium and France. The decrease in the U.K. reflects the sale of the non-U.S. consumer credit card business in 2017. Unfunded commitments increased in the U.K., Germany and Belgium, which was partly offset by a decrease in Switzerland. Securities held decreased, driven by reduced holdings in France, the U.K. and Germany, while counterparty exposure decreased in Japan, Germany and the U.K.
Non-U.S. exposure is presented on an internal risk management basis and includes sovereign and non-sovereign credit exposure, securities and other investments issued by or domiciled in countries other than the U.S.
Funded loans and loan equivalents include loans, leases, and other extensions of credit and funds, including letters of credit and due from placements. Unfunded commitments are the undrawn portion of legally binding commitments related to loans and loan equivalents. Net counterparty exposure includes the fair value of derivatives, including the counterparty risk associated with CDS, and secured financing transactions. Securities and other investments are carried at fair value and long securities exposures are netted against short exposures with the same underlying issuer to, but not below, zero. Net country exposure represents country exposure less hedges and credit default protection purchased, net of credit default protection sold.

Bank of America 2017 70

Table 45	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at December 31 2017	Hedges and Credit Default Protection	Net Country Exposure at December 31 2017	Increase (Decrease) from December 31 2016
United Kingdom	$20,089	$14,906	$5,278	$1,962	$42,235	$(4,640)	$37,595	$(10,138)
Germany	12,572	9,856	1,061	1,102	24,591	(3,088)	21,503	(875)
Canada	7,037	7,645	2,016	2,579	19,277	(554)	18,723	(51)
China	13,634	728	746	1,058	16,166	(241)	15,925	5,040
Brazil	7,688	501	342	2,726	11,257	(541)	10,716	(2,950)
Australia	5,596	2,840	575	2,022	11,033	(444)	10,589	1,666
France	4,976	5,591	2,191	2,811	15,569	(5,026)	10,543	(151)
India	7,229	316	375	3,328	11,248	(751)	10,497	1,269
Japan	7,399	631	923	1,669	10,622	(1,532)	9,090	(5,921)
Hong Kong	6,925	187	585	1,056	8,753	(75)	8,678	1,199
Netherlands	5,357	3,212	650	930	10,149	(1,682)	8,467	1,069
South Korea	4,934	544	635	2,208	8,321	(420)	7,901	1,795
Singapore	3,571	312	504	1,953	6,340	(77)	6,263	845
Switzerland	3,792	2,810	274	184	7,060	(1,263)	5,797	(3,849)
Mexico	2,883	2,446	226	385	5,940	(453)	5,487	1,003
Italy	2,791	1,490	512	600	5,393	(1,147)	4,246	159
Belgium	2,440	1,184	82	511	4,217	(252)	3,965	2,039
United Arab Emirates	2,843	351	247	43	3,484	(97)	3,387	644
Spain	2,041	820	260	1,232	4,353	(1,245)	3,108	562
Turkey	2,761	83	66	82	2,992	(3)	2,989	299
Total top 20 non-U.S. countries exposure	$126,558	$56,453	$17,548	$28,441	$229,000	$(23,531)	$205,469	$(6,346)
A number of economic conditions and geopolitical events have given rise to risk aversion in certain emerging markets. Our two largest emerging market country exposures at December 31, 2017 were China and Brazil. At December 31, 2017, net exposure to China was $15.9 billion, concentrated in large state-owned companies, subsidiaries of multinational corporations and commercial banks. At December 31, 2017, net exposure to Brazil was $10.7 billion, concentrated in sovereign securities, oil and gas companies and commercial banks.
The outlook for policy direction and therefore economic performance in the EU remains uncertain as a consequence of reduced political cohesion among EU countries. Additionally, we believe that the uncertainty in the U.K.’s ability to negotiate a favorable exit from the EU will further weigh on economic performance. Our largest EU country exposure at December 31, 2017 was the U.K. with net exposure of $37.6 billion, concentrated in multinational corporations and sovereign clients. For more information, see Executive Summary – 2017 Economic and Business Environment on page 19.
Table 46 presents countries where total cross-border exposure exceeded one percent of our total assets. At December 31, 2017, the U.K. and France were the only countries where total cross-border exposure exceeded one percent of our total assets. At December 31, 2017, Germany had total cross-border exposure of $21.6 billion representing 0.95 percent of our total assets. No other countries had total cross-border exposure that exceeded 0.75 percent of our total assets at December 31, 2017.
Cross-border exposure includes the components of Country Risk Exposure as detailed in Table 45 as well as the notional amount of cash loaned under secured financing agreements. Local exposure, defined as exposure booked in local offices of a respective country with clients in the same country, is excluded.

Table 46		Total Cross-border Exposure Exceeding One Percent of Total Assets

(Dollars in millions)	December 31	Public Sector	Banks	Private Sector	Cross-border Exposure	Exposure as a Percent of Total Assets
United Kingdom	2017	$923	$2,984	$47,205	$51,112	2.24%
	2016	2,975	4,557	42,105	49,637	2.27
	2015	3,264	5,104	38,576	46,944	2.19
France	2017	2,964	1,521	27,903	32,388	1.42
	2016	4,956	1,205	23,193	29,354	1.34
	2015	3,343	1,766	17,099	22,208	1.04

71 Bank of America 2017

Provision for Credit Losses
The provision for credit losses decreased $201 million to $3.4 billion in 2017 compared to 2016. The provision for credit losses was $583 million lower than net charge-offs for 2017, resulting in a reduction in the allowance for credit losses. This compared to a reduction of $224 million in the allowance in 2016.
The provision for credit losses for the consumer portfolio increased $159 million to $2.7 billion in 2017 compared to 2016. The increase was primarily driven by a provision increase of $672 million in the U.S. credit card portfolio due to portfolio seasoning and loan growth, largely offset by the consumer real estate portfolio due to continued portfolio improvement and increased home prices. Included in the provision is an expense of $76 million related to the PCI loan portfolio for 2017 compared to a benefit of $45 million in 2016.
The provision for credit losses for the commercial portfolio, including unfunded lending commitments, decreased $360 million to $669 million in 2017 compared to 2016 driven by reductions in energy exposures, partially offset by a single-name non-U.S. commercial charge-off.
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
The second component of the allowance for loan and lease losses covers the remaining consumer and commercial loans and leases that have incurred losses that are not yet individually identifiable. The allowance for consumer and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Additionally, we incorporate the delinquency status of underlying first-lien loans on our junior-lien home equity portfolio in our allowance process. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. As of December 31, 2017, the loss forecast process resulted in reductions in the allowance related to the residential mortgage and home equity portfolios compared to December 31, 2016.
The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience, internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize our historical database of actual defaults and other data, including external default data. The loan risk ratings and composition of the commercial portfolios used to calculate the allowance are updated quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the loss given default (LGD) based on our historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable, the industry in which the obligor operates, the obligor’s liquidity and other financial indicators, and other quantitative and qualitative factors relevant to the obligor’s credit risk. As of December 31, 2017, the allowance decreased for the U.S. commercial and non-U.S. commercial portfolios compared to December 31, 2016.
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

Bank of America 2017 72

During 2017, the factors that impacted the allowance for loan and lease losses included improvements in the credit quality of the consumer real estate portfolios driven by continuing improvements in the U.S. economy and labor markets, proactive credit risk management initiatives and the impact of high credit quality originations. Evidencing the improvements in the U.S. economy and labor markets are downward unemployment trends and increases in home prices. In addition to these improvements, in the consumer portfolio, nonperforming consumer loans decreased $838 million in 2017 as returns to performing status, charge-offs, paydowns and loan sales continued to outpace new nonaccrual loans. During 2017, the allowance for loan and lease losses in the commercial portfolio reflected decreased energy reserves primarily driven by reductions in energy exposures including utilized reservable criticized exposures.
We monitor differences between estimated and actual incurred loan and lease losses. This monitoring process includes periodic assessments by senior management of loan and lease portfolios and the models used to estimate incurred losses in those portfolios.
The allowance for loan and lease losses for the consumer portfolio, as presented in Table 48, was $5.4 billion at December 31, 2017, a decrease of $839 million from December 31, 2016. The decrease was primarily in the consumer real estate portfolio and the non-U.S. card portfolio which was sold in 2017, partially offset by an increase in the U.S. credit card portfolio. The reduction in the consumer real estate portfolio was due to improved home prices, lower nonperforming loans and a decrease in loan balances in our non-core portfolio. The increase in the U.S. credit card portfolio was driven by portfolio seasoning and loan growth.
The allowance for loan and lease losses for the commercial portfolio, as presented in Table 48, was $5.0 billion at December 31, 2017, a decrease of $248 million from December 31, 2016 driven by decreased energy reserves due to reductions in the higher risk energy sub-sectors. Commercial utilized reservable criticized exposure decreased to $13.6 billion at December 31, 2017 from $16.3 billion (to 2.65 percent from 3.35 percent of total commercial utilized reservable exposure) at December 31, 2016, largely due to paydowns and net upgrades in the energy portfolio. Nonperforming commercial loans decreased to $1.3 billion at December 31, 2017 from $1.7 billion (to 0.27 percent from 0.38 percent of outstanding commercial loans excluding loans accounted for under the fair value option) at December 31, 2016 with the decrease primarily in the energy and metal and mining sectors. See Tables 34, 35 and 36 for more details on key commercial credit statistics.
The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.12 percent at December 31, 2017 compared to 1.26 percent at December 31, 2016. The decrease in the ratio was primarily due to improved credit quality in the consumer real estate portfolio driven by improved economic conditions. The December 31, 2017 and 2016 ratios above include the PCI loan portfolio. Excluding the PCI loan portfolio, the allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.10 percent and 1.24 percent at December 31, 2017 and 2016.
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
The reserve for unfunded lending commitments was $777 million at December 31, 2017 compared to $762 million at December 31, 2016.

73 Bank of America 2017

Table 47 presents a rollforward of the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, for 2017 and 2016.

Table 47	Allowance for Credit Losses

(Dollars in millions)		2017	2016
Allowance for loan and lease losses, January 1		$11,237	$12,234
Loans and leases charged off
Residential mortgage		(188)	(403)
Home equity		(582)	(752)
U.S. credit card		(2,968)	(2,691)
Non-U.S. credit card (1)		(103)	(238)
Direct/Indirect consumer		(487)	(392)
Other consumer		(216)	(232)
Total consumer charge-offs		(4,544)	(4,708)
U.S. commercial (2)		(589)	(567)
Non-U.S. commercial		(446)	(133)
Commercial real estate		(24)	(10)
Commercial lease financing		(16)	(30)
Total commercial charge-offs		(1,075)	(740)
Total loans and leases charged off		(5,619)	(5,448)
Recoveries of loans and leases previously charged off
Residential mortgage		288	272
Home equity		369	347
U.S. credit card		455	422
Non-U.S. credit card (1)		28	63
Direct/Indirect consumer		276	258
Other consumer		50	27
Total consumer recoveries		1,466	1,389
U.S. commercial (3)		142	175
Non-U.S. commercial		6	13
Commercial real estate		15	41
Commercial lease financing		11	9
Total commercial recoveries		174	238
Total recoveries of loans and leases previously charged off		1,640	1,627
Net charge-offs		(3,979)	(3,821)
Write-offs of PCI loans		(207)	(340)
Provision for loan and lease losses		3,381	3,581
Other (4)		(39)	(174)
Total allowance for loan and lease losses, December 31		10,393	11,480
Less: Allowance included in assets of business held for sale (5)		—	(243)
Allowance for loan and lease losses, December 31		10,393	11,237
Reserve for unfunded lending commitments, January 1		762	646
Provision for unfunded lending commitments		15	16
Other (4)		—	100
Reserve for unfunded lending commitments, December 31		777	762
Allowance for credit losses, December 31		$11,170	$11,999

(1)
Represents net charge-offs related to the non-U.S. credit card loan portfolio, which was included in assets of business held for sale on the Consolidated Balance Sheet at December 31, 2016. In 2017, the Corporation sold its non-U.S. consumer credit card business.

(2)	Includes U.S. small business commercial charge-offs of $258 million and $253 million in 2017 and 2016.

(3)	Includes U.S. small business commercial recoveries of $43 million and $45 million in 2017 and 2016.

(4)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, foreign currency translation adjustments, transfers to held-for-sale and certain other reclassifications.

(5)	Represents allowance related to the non-U.S. credit card loan portfolio, which was sold in 2017.

Bank of America 2017 74

Table 47	Allowance for Credit Losses (continued)

(Dollars in millions)		2017	2016
Loan and allowance ratios (6):
Loans and leases outstanding at December 31 (7)		$931,039	$908,812
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (7)		1.12%	1.26%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31 (8)		1.18	1.36
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31 (9)		1.05	1.16
Average loans and leases outstanding (7)		$911,988	$892,255
Net charge-offs as a percentage of average loans and leases outstanding (7, 10)		0.44%	0.43%
Net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (7)		0.46	0.47
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (7, 11)		161	149
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (10)		2.61	3.00
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs and PCI write-offs		2.48	2.76
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (12)		$3,971	$3,951
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (7, 12)		99%	98%
Loan and allowance ratios excluding PCI loans and the related valuation allowance (6, 13):
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (7)		1.10%	1.24%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31 (8)		1.15	1.31
Net charge-offs as a percentage of average loans and leases outstanding (7)		0.44	0.44
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (7, 11)		156	144
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs		2.54	2.89

(6)
Loan and allowance ratios for 2016 include $243 million of non-U.S. credit card allowance for loan and lease losses and $9.2 billion of ending non-U.S. credit card loans, which were included in assets of business held for sale on the Consolidated Balance Sheet at December 31, 2016. See footnote 1 for more information.

(7)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $5.7 billion and $7.1 billion at December 31, 2017 and 2016. Average loans accounted for under the fair value option were $6.7 billion and $8.2 billion in 2017 and 2016.

(8)	Excludes consumer loans accounted for under the fair value option of $928 million and $1.1 billion at December 31, 2017 and 2016.

(9)	Excludes commercial loans accounted for under the fair value option of $4.8 billion and $6.0 billion at December 31, 2017 and 2016.

(10)
Net charge-offs exclude $207 million and $340 million of write-offs in the PCI loan portfolio in 2017 and 2016. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 60.

(11)	For more information on our definition of nonperforming loans, see page 62 and page 67.

(12)	Primarily includes amounts allocated to U.S. credit card and unsecured consumer lending portfolios in Consumer Banking, PCI loans and the non-U.S. credit portfolio in All Other.

(13)
For more information on the PCI loan portfolio and the valuation allowance for PCI loans, see Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.

75 Bank of America 2017

For reporting purposes, we allocate the allowance for credit losses across products as presented in Table 48.

Table 48	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	December 31, 2017			December 31, 2016
Allowance for loan and lease losses
Residential mortgage	$701	6.74%	0.34%	$1,012	8.82%	0.53%
Home equity	1,019	9.80	1.76	1,738	15.14	2.62
U.S. credit card	3,368	32.41	3.50	2,934	25.56	3.18
Non-U.S. credit card	—	—	—	243	2.12	2.64
Direct/Indirect consumer	262	2.52	0.28	244	2.13	0.26
Other consumer	33	0.32	1.22	51	0.44	2.01
Total consumer	5,383	51.79	1.18	6,222	54.21	1.36
U.S. commercial (2)	3,113	29.95	1.04	3,326	28.97	1.17
Non-U.S. commercial	803	7.73	0.82	874	7.61	0.98
Commercial real estate	935	9.00	1.60	920	8.01	1.60
Commercial lease financing	159	1.53	0.72	138	1.20	0.62
Total commercial	5,010	48.21	1.05	5,258	45.79	1.16
Total allowance for loan and lease losses (3)	10,393	100.00%	1.12	11,480	100.00%	1.26
Less: Allowance included in assets of business held for sale (4)	—			(243)
Allowance for loan and lease losses	10,393			11,237
Reserve for unfunded lending commitments	777			762
Allowance for credit losses	$11,170			$11,999

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $567 million and $710 million and home equity loans of $361 million and $341 million at December 31, 2017 and 2016. Commercial loans accounted for under the fair value option included U.S. commercial loans of $2.6 billion and $2.9 billion and non-U.S. commercial loans of $2.2 billion and $3.1 billion at December 31, 2017 and 2016.

(2)	Includes allowance for loan and lease losses for U.S. small business commercial loans of $439 million and $416 million at December 31, 2017 and 2016.

(3)	Includes $289 million and $419 million of valuation allowance presented with the allowance for loan and lease losses related to PCI loans at December 31, 2017 and 2016.

(4)
Represents allowance for loan and lease losses related to the non-U.S. credit card loan portfolio, which was included in assets of business held for sale on the Consolidated Balance Sheet at December 31, 2016. In 2017, the Corporation sold its non-U.S. consumer credit card business.

Market Risk Management
Market risk is the risk that changes in market conditions may adversely impact the value of assets or liabilities, or otherwise negatively impact earnings. This risk is inherent in the financial instruments associated with our operations, primarily within our Global Markets segment. We are also exposed to these risks in other areas of the Corporation (e.g., our ALM activities). In the event of market stress, these risks could have a material impact on our results. For more information, see Interest Rate Risk Management for the Banking Book on page 81.
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

Bank of America 2017 76

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
Mortgage Risk
Mortgage risk represents exposures to changes in the values of mortgage-related instruments. The values of these instruments are sensitive to prepayment rates, mortgage rates, agency debt ratings, default, market liquidity, government participation and interest rate volatility. Our exposure to these instruments takes several forms. First, we trade and engage in market-making activities in a variety of mortgage securities including whole loans, pass-through certificates, commercial mortgages and collateralized mortgage obligations including collateralized debt obligations using mortgages as underlying collateral. Second, we originate a variety of MBS which involves the accumulation of mortgage-related loans in anticipation of eventual securitization. Third, we may hold positions in mortgage securities and residential mortgage loans as part of the ALM portfolio. Fourth, we create MSRs as part of our mortgage origination activities. For more information on MSRs, see Note 1 – Summary of Significant Accounting Principles and Note 20 – Fair Value Measurements to the Consolidated Financial Statements. Hedging instruments used to mitigate this risk include derivatives such as options, swaps, futures and forwards as well as securities including MBS and U.S. Treasury securities. For more information, see Mortgage Banking Risk Management on page 83.
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

77 Bank of America 2017

VaR may not be indicative of realized revenue volatility as changes in market conditions or in the composition of the portfolio can have a material impact on the results. In particular, the historical data used for the VaR calculation might indicate higher or lower levels of portfolio diversification than will be experienced. In order for the VaR model to reflect current market conditions, we update the historical data underlying our VaR model on a weekly basis, or more frequently during periods of market stress, and regularly review the assumptions underlying the model. A minor portion of risks related to our trading positions is not included in VaR. These risks are reviewed as part of our ICAAP. For more information regarding ICAAP, see Capital Management on page 45.
Global Risk Management continually reviews, evaluates and enhances our VaR model so that it reflects the material risks in our trading portfolio. Changes to the VaR model are reviewed and approved prior to implementation and any material changes are reported to management through the appropriate management committees.
Trading limits on quantitative risk measures, including VaR, are independently set by Global Markets Risk Management and reviewed on a regular basis so that trading limits remain relevant and within our overall risk appetite for market risks. Trading limits are reviewed in the context of market liquidity, volatility and strategic business priorities. Trading limits are set at both a granular level to allow for extensive coverage of risks as well as at aggregated portfolios to account for correlations among risk factors. All trading limits are approved at least annually. Approved trading limits are stored and tracked in a centralized limits management system. Trading limit excesses are communicated to management for review. Certain quantitative market risk measures and corresponding limits have been identified as critical in the Corporation’s Risk Appetite Statement. These risk appetite limits are reported on a daily basis and are approved at least annually by the ERC and the Board.

In periods of market stress, Global Markets senior leadership communicates daily to discuss losses, key risk positions and any limit excesses. As a result of this process, the businesses may selectively reduce risk.
Table 49 presents the total market-based trading portfolio VaR which is the combination of the covered positions trading portfolio and the impact from less liquid trading exposures. Covered positions are defined by regulatory standards as trading assets and liabilities, both on- and off-balance sheet, that meet a defined set of specifications. These specifications identify the most liquid trading positions which are intended to be held for a short-term horizon and where we are able to hedge the material risk elements in a two-way market. Positions in less liquid markets, or where there are restrictions on the ability to trade the positions, typically do not qualify as covered positions. Foreign exchange and commodity positions are always considered covered positions, except for structural foreign currency positions that are excluded with prior regulatory approval. In addition, Table 49 presents our fair value option portfolio, which includes substantially all of the funded and unfunded exposures for which we elect the fair value option, and their corresponding hedges. The fair value option portfolio combined with the total market-based trading portfolio VaR represents our total market-based portfolio VaR. Additionally, market risk VaR for trading activities as presented in Table 49 differs from VaR used for regulatory capital calculations due to the holding period being used. The holding period for VaR used for regulatory capital calculations is 10 days, while for the market risk VaR presented below it is one day. Both measures utilize the same process and methodology.
The total market-based portfolio VaR results in Table 49 include market risk to which we are exposed from all business segments, excluding CVA and DVA. The majority of this portfolio is within the Global Markets segment.
Table 49 presents year-end, average, high and low daily trading VaR for 2017 and 2016 using a 99 percent confidence level.

Table 49	Market Risk VaR for Trading Activities

	2017				2016
(Dollars in millions)	Year End	Average	High (1)	Low (1)	Year End	Average	High (1)	Low (1)
Foreign exchange	$7	$11	$25	$3	$8	$9	$16	$5
Interest rate	22	21	41	11	11	19	30	10
Credit	29	26	33	21	25	30	37	25
Equity	19	18	33	12	19	18	30	11
Commodity	5	5	9	3	4	6	12	3
Portfolio diversification	(49)	(47)	—	—	(39)	(46)	—	—
Total covered positions trading portfolio	33	34	53	23	28	36	50	24
Impact from less liquid exposures	5	6	—	—	6	5	—	—
Total market-based trading portfolio	38	40	63	26	34	41	58	28
Fair value option loans	9	10	14	7	14	23	40	12
Fair value option hedges	7	7	11	4	6	11	22	5
Fair value option portfolio diversification	(7)	(8)	—	—	(10)	(21)	—	—
Total fair value option portfolio	9	9	11	6	10	13	20	8
Portfolio diversification	(4)	(4)	—	—	(4)	(6)	—	—
Total market-based portfolio	$43	$45	69	29	$40	$48	70	32

(1)
The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore the impact from less liquid exposures and the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, is not relevant.

Bank of America 2017 78

The graph below presents the daily total market-based trading portfolio VaR for 2017, corresponding to the data in Table 49.
Additional VaR statistics produced within our single VaR model are provided in Table 50 at the same level of detail as in Table 49. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 50 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for 2017 and 2016.

Table 50	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	2017		2016
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$11	$6	$9	$5
Interest rate	21	14	19	12
Credit	26	15	30	18
Equity	18	10	18	11
Commodity	5	3	6	3
Portfolio diversification	(47)	(30)	(46)	(30)
Total covered positions trading portfolio	34	18	36	19
Impact from less liquid exposures	6	2	5	3
Total market-based trading portfolio	40	20	41	22
Fair value option loans	10	6	23	13
Fair value option hedges	7	5	11	8
Fair value option portfolio diversification	(8)	(6)	(21)	(13)
Total fair value option portfolio	9	5	13	8
Portfolio diversification	(4)	(3)	(6)	(4)
Total market-based portfolio	$45	$22	$48	$26
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. A backtesting excess occurs when a trading loss exceeds the VaR for the corresponding day. These excesses are evaluated to understand the positions and market moves that produced the trading loss and to assess whether the VaR methodology accurately represents those losses. We expect the frequency of trading losses in excess of VaR to be in line with the confidence level of the VaR statistic being tested. For example, with a 99 percent confidence level, we expect one trading loss in excess of VaR every 100 days or between two to three trading losses in excess of VaR over the course of a year. The number of backtesting excesses observed can differ from the statistically expected number of excesses if the current level of market volatility is materially different than the level of market volatility that existed during the three years of historical data used in the VaR calculation.

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
During 2017, there were no days in which there was a backtesting excess for our total market-based portfolio VaR, utilizing a one-day holding period.

79 Bank of America 2017

Total Trading-related Revenue
Total trading-related revenue, excluding brokerage fees, and CVA, DVA and funding valuation adjustment gains (losses), represents the total amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. Trading account assets and liabilities are reported at fair value. For more information on fair value, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements. Trading-related revenue can be volatile and is largely driven by general market conditions and customer demand. Also, trading-related revenue is dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. Significant daily revenue by business is monitored and the primary drivers of these are reviewed.
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for 2017 and 2016. During 2017, positive trading-related revenue was recorded for 100 percent of the trading days, of which 77 percent were daily trading gains of over $25 million. This compares to 2016 where positive trading-related revenue was recorded for 99 percent of the trading days, of which 84 percent were daily trading gains of over $25 million and the largest loss was $24 million.
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
Stress testing for the trading portfolio is integrated with enterprise-wide stress testing and incorporated into the limits framework. The macroeconomic scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For more information, see Managing Risk on page 41.

Bank of America 2017 80

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
Table 51 presents the spot and 12-month forward rates used in our baseline forecasts at December 31, 2017 and 2016.

Table 51	Forward Rates

	December 31, 2017
	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	1.50%	1.69%	2.40%
12-month forward rates	2.00	2.14	2.48

	December 31, 2016
Spot rates	0.75%	1.00%	2.34%
12-month forward rates	1.25	1.51	2.49
Table 52 shows the pre-tax dollar impact to forecasted net interest income over the next 12 months from December 31, 2017 and 2016, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment.
During 2017, the asset sensitivity of our balance sheet to rising rates was largely unchanged. We continue to be asset sensitive to a parallel move in interest rates with the majority of that benefit coming from the short end of the yield curve. Additionally, higher interest rates impact the fair value of debt securities and, accordingly, for debt securities classified as available for sale (AFS), may adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital is reduced over time by offsetting positive impacts to net interest income. For more information on Basel 3, see Capital Management – Regulatory Capital on page 45.

Table 52			Estimated Banking Book Net Interest Income Sensitivity

(Dollars in millions)	Short Rate (bps)	Long Rate (bps)	December 31
Curve Change			2017	2016
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$3,317	$3,370
-50 bps instantaneous shift	-50	-50	(2,273)	(2,900)
Flatteners
Short-end instantaneous change	+100	—	2,182	2,473
Long-end instantaneous change	—	-50	(1,246)	(961)
Steepeners
Short-end instantaneous change	-50	—	(1,021)	(1,918)
Long-end instantaneous change	—	+100	1,135	928
The sensitivity analysis in Table 52 assumes that we take no action in response to these rate shocks and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates. As part of our ALM activities, we use securities, certain residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.
The behavior of our deposit portfolio in the baseline forecast and in alternate interest rate scenarios is a key assumption in our projected estimates of net interest income. The sensitivity analysis in Table 52 assumes no change in deposit portfolio size or mix from the baseline forecast in alternate rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher-yielding deposits or market-based funding would reduce our benefit in those scenarios.
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
Changes to the composition of our derivatives portfolio during 2017 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based on the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.

81 Bank of America 2017

Table 53 presents derivatives utilized in our ALM activities including those designated as accounting and economic hedging instruments and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and average estimated durations of our open ALM derivatives at December 31, 2017 and 2016. These amounts do not include derivative hedges on our MSRs.

Table 53	Asset and Liability Management Interest Rate and Foreign Exchange Contracts

		December 31, 2017
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2018	2019	2020	2021	2022	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$2,330								5.38
Notional amount		$176,390	$21,850	$27,176	$16,347	$6,498	$19,120	$85,399
Weighted-average fixed-rate		2.42%	3.20%	1.87%	1.88%	2.99%	2.10%	2.52%
Pay-fixed interest rate swaps (1)	(37)								5.63
Notional amount		$45,873	$11,555	$1,210	$4,344	$1,616	$—	$27,148
Weighted-average fixed-rate		2.15%	1.73%	2.07%	2.16%	2.22%	—%	2.32%
Same-currency basis swaps (2)	(17)
Notional amount		$38,622	$11,028	$6,789	$1,180	$2,807	$955	$15,863
Foreign exchange basis swaps (1, 3, 4)	(1,616)
Notional amount		107,263	24,886	11,922	13,367	9,301	6,860	40,927
Option products (5)	13
Notional amount (6)		1,218	1,201	—	—	—	—	17
Foreign exchange contracts (1, 4, 7)	1,424
Notional amount (6)		(11,783)	(28,689)	2,231	(24)	2,471	2,919	9,309
Net ALM contracts	$2,097

		December 31, 2016
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2017	2018	2019	2020	2021	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$4,055								4.81
Notional amount		$118,603	$21,453	$25,788	$10,283	$7,515	$5,307	$48,257
Weighted-average fixed-rate		2.83%	3.64%	2.81%	2.31%	2.07%	3.18%	2.67%
Pay-fixed interest rate swaps (1)	159								2.77
Notional amount		$22,400	$1,527	$9,168	$2,072	$7,975	$213	$1,445
Weighted-average fixed-rate		1.37%	1.84%	1.47%	0.97%	1.08%	1.00%	2.45%
Same-currency basis swaps (2)	(26)
Notional amount		$59,274	$20,775	$11,027	$6,784	$1,180	$2,799	$16,709
Foreign exchange basis swaps (1, 3, 4)	(4,233)
Notional amount		125,522	26,509	22,724	12,178	12,150	8,365	43,596
Option products (5)	5
Notional amount (6)		1,687	1,673	—	—	—	—	14
Foreign exchange contracts (1, 4, 7)	3,180
Notional amount (6)		(20,285)	(30,199)	197	1,961	(8)	881	6,883
Futures and forward rate contracts	19
Notional amount (6)		37,896	37,896	—	—	—	—	—
Net ALM contracts	$3,159

(1)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities, which are hedged using derivatives designated as fair value hedging instruments, that substantially offset the fair values of these derivatives.

(2)
At December 31, 2017 and 2016, the notional amount of same-currency basis swaps included $38.6 billion and $59.3 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(3)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(4)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(5)	The notional amount of option products of $1.2 billion and $1.7 billion at December 31, 2017 and 2016 was substantially all in foreign exchange options.

(6)	Reflects the net of long and short positions. Amounts shown as negative reflect a net short position.

(7)
The notional amount of foreign exchange contracts of $(11.8) billion at December 31, 2017 was comprised of $29.1 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(35.6) billion in net foreign currency forward rate contracts, $(6.2) billion in foreign currency-denominated pay-fixed swaps and $940 million in net foreign currency futures contracts. Foreign exchange contracts of $(20.3) billion at December 31, 2016 were comprised of $21.5 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(38.5) billion in net foreign currency forward rate contracts, $(4.6) billion in foreign currency-denominated pay-fixed swaps and $1.3 billion in foreign currency futures contracts.

Bank of America 2017 82

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated cash flow hedge derivative instruments recorded in accumulated OCI were $1.3 billion and $1.4 billion, on a pre-tax basis, at December 31, 2017 and 2016. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at December 31, 2017, the pre-tax net losses are expected to be reclassified into earnings as follows: $208 million, or 16 percent, within the next year, 56 percent in years two through five, and 18 percent in years six through 10, with the remaining 10 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 2 – Derivatives to the Consolidated Financial Statements.
We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps and foreign exchange options. We recorded net after-tax losses on derivatives in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at December 31, 2017.
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
During 2017 and 2016, we recorded gains in mortgage banking income of $118 million and $366 million related to the change in fair value of the MSRs, IRLCs and LHFS, net of gains and losses on the hedge portfolio. For more information on MSRs, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements and for more information on mortgage banking income, see Consumer Banking on page 31.
Compliance Risk Management
Compliance risk is the risk of legal or regulatory sanctions, material financial loss or damage to the reputation of the Corporation arising from the failure of the Corporation to comply with the requirements of applicable laws, rules, regulations and related self-regulatory organizations’ standards and codes of conduct (collectively, applicable laws, rules and regulations). Global Compliance independently assesses compliance risk, and evaluates FLUs and control functions for adherence to applicable laws, rules and regulations, including identifying compliance issues and risks, performing monitoring and developing tests to be conducted by the Enterprise Independent Testing unit, and reporting on the state of compliance activities across the Corporation. Enterprise Independent Testing, an independent testing function within IRM, works with Global Compliance, the FLUs and control functions in the identification of testing needs and test design, and is accountable for test execution, reporting and analysis of results. Additionally, Global Compliance works with FLUs and control functions so that day-to-day activities operate in a compliant manner.
The Corporation’s approach to the management of compliance risk is described in the Global Compliance - Enterprise Policy, which outlines the requirements of the Corporation’s global compliance program, and defines roles and responsibilities of FLUs, IRM and Corporate Audit, the three lines of defense in managing compliance risk. The requirements work together to drive a comprehensive risk-based approach for the proactive identification, management and escalation of compliance risks throughout the Corporation. For more information on FLUs and control functions, see Managing Risk on page 41.
The Global Compliance - Enterprise Policy also sets the requirements for reporting compliance risk information to executive management as well as the Board or appropriate Board-level committees in support of Global Compliance’s responsibility for conducting independent oversight of the Corporation’s compliance risk management activities. The Board provides oversight of compliance risk through its Audit Committee and the ERC.
Operational Risk Management
Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk may occur anywhere in the Corporation, including third-party business processes, and is not limited to operations functions. Effects may extend beyond financial losses and may result in reputational risk impacts. Operational risk includes legal risk. Additionally, operational risk is a component in the calculation of total risk-weighted assets used in the Basel 3 capital calculation. For more information on Basel 3 calculations, see Capital Management on page 45.
The Corporation’s approach to Operational Risk Management is outlined in the Operational Risk - Enterprise Policy, and supporting standards which establish the requirements and accountabilities for managing operational risk through a comprehensive set of integrated practices implemented by the Corporation so that our business processes are designed and executed effectively. The Operational Risk - Enterprise Policy is the basis for the operational risk management program.
The operational risk management program describes the processes for identifying, measuring, monitoring, controlling and reporting operational risk information to executive management, as well as the Board or Appropriate Board-Level committees. Under the operational risk management program, FLUs and control functions are responsible for identifying, escalating and debating risk associated with their business activities. The operational risk management teams independently monitor and assess processes and controls, and develop tests to be conducted by the Enterprise Independent Testing unit to validate that processes are operating as intended. The requirements work together to drive a comprehensive risk-based approach for the proactive identification, management and escalation of operational risks throughout the Corporation.

83 Bank of America 2017

The MRC oversees the Corporation’s policies and processes for operational risk management and serves as an escalation point for critical operational risk matters with the Corporation. The MRC reports operational risk activities to the ERC of the Board.
Reputational Risk Management
Reputational risk is the risk that negative perceptions of the Corporation’s conduct or business practices may adversely impact its profitability or operations. Reputational risk may result from many of the Corporation’s activities, including those related to the management of our strategic, operational, compliance and credit risks.
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
The Corporation’s organization and governance structure provides oversight of reputational risks, and reputational risk reporting is provided regularly and directly to management and the ERC, which provides primary oversight of reputational risk. In addition, each FLU has a committee, which includes representatives from Compliance, Legal and Risk, that is responsible for the oversight of reputational risk. Such committees’ oversight includes providing approval for business activities that present elevated levels of reputational risks.
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
Our estimate for the allowance for loan and lease losses is sensitive to the loss rates and expected cash flows from our Consumer Real Estate and Credit Card and Other Consumer portfolio segments, as well as our U.S. small business commercial card portfolio within the Commercial portfolio segment. For each one-percent increase in the loss rates on loans collectively evaluated for impairment in our Consumer Real Estate portfolio segment, excluding PCI loans, coupled with a one-percent decrease in the discounted cash flows on those loans individually evaluated for impairment within this portfolio segment, the allowance for loan and lease losses at December 31, 2017 would have increased $36 million. We subject our PCI portfolio to stress scenarios to evaluate the potential impact given certain events. A one-percent decrease in the expected cash flows could result in a $99 million impairment of the portfolio. Within our Credit Card and Other Consumer portfolio segment and U.S. small business commercial card portfolio, for each one-percent increase in the loss rates on loans collectively evaluated for impairment coupled with a one-percent decrease in the expected cash flows on those loans individually evaluated for impairment, the allowance for loan and lease losses at December 31, 2017 would have increased $41 million.
Our allowance for loan and lease losses is sensitive to the risk ratings assigned to loans and leases within the Commercial portfolio segment (excluding the U.S. small business commercial card portfolio). Assuming a downgrade of one level in the internal risk ratings for commercial loans and leases, except loans and leases already risk-rated Doubtful as defined by regulatory authorities, the allowance for loan and lease losses would have increased $2.6 billion at December 31, 2017.
The allowance for loan and lease losses as a percentage of total loans and leases at December 31, 2017 was 1.12 percent and these hypothetical increases in the allowance would raise the ratio to 1.41 percent.
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

Bank of America 2017 84

Fair Value of Financial Instruments
We are, under applicable accounting standards, required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value. We classify fair value measurements of financial instruments and MSRs based on the three-level fair value hierarchy in the accounting standards.
The fair values of assets and liabilities may include adjustments, such as market liquidity and credit quality, where appropriate. Valuations of products using models or other techniques are sensitive to assumptions used for the significant inputs. Where market data is available, the inputs used for valuation reflect that information as of our valuation date. Inputs to valuation models are considered unobservable if they are supported by little or no market activity. In periods of extreme volatility, lessened liquidity or in illiquid markets, there may be more variability in market pricing or a lack of market data to use in the valuation process. In keeping with the prudent application of estimates and management judgment in determining the fair value of assets and liabilities, we have in place various processes and controls that include: a model validation policy that requires review and approval of quantitative models used for deal pricing, financial statement fair value determination and risk quantification; a trading product valuation policy that requires verification of all traded product valuations; and a periodic review and substantiation of daily profit and loss reporting for all traded products. Primarily through validation controls, we utilize both broker and pricing service inputs which can and do include both market-observable and internally-modeled values and/or valuation inputs. Our reliance on this information is affected by our understanding of how the broker and/or pricing service develops its data with a higher degree of reliance applied to those that are more directly observable and lesser reliance applied to those developed through their own internal modeling. Similarly, broker quotes that are executable are given a higher level of reliance than indicative broker quotes, which are not executable. These processes and controls are performed independently of the business. For more information, see Note 20 – Fair Value Measurements and Note 21 – Fair Value Option to the Consolidated Financial Statements.
Level 3 Assets and Liabilities
Financial assets and liabilities, and MSRs, where values are based on valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement are classified as Level 3 under the fair value hierarchy established in applicable accounting standards. The fair value of these Level 3 financial assets and liabilities and MSRs is determined using pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value requires significant management judgment or estimation. Total recurring Level 3 assets were $12.9 billion, or 0.57 percent of total assets, and total recurring Level 3 liabilities were $7.7 billion, or 0.38 percent of total liabilities, at December 31, 2017 compared to $14.5 billion or 0.66 percent and $7.2 billion or 0.37 percent at December 31, 2016.
Level 3 financial instruments may be hedged with derivatives classified as Level 1 or 2; therefore, gains or losses associated with Level 3 financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy. The Level 3 gains and losses recorded in earnings did not have a significant impact on our liquidity or capital. We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information on the significant transfers into and out of Level 3 during 2017 and 2016, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements.
Accrued Income Taxes and Deferred Tax Assets
Accrued income taxes, reported as a component of either other assets or accrued expenses and other liabilities on the Consolidated Balance Sheet, represent the net amount of current income taxes we expect to pay to or receive from various taxing jurisdictions attributable to our operations to date. We currently file income tax returns in more than 100 federal, state and non-U.S. jurisdictions and consider many factors, including statutory, judicial and regulatory guidance, in estimating the appropriate accrued income taxes for each jurisdiction.
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
Consistent with the applicable accounting standards, we monitor relevant tax authorities and change our estimates of accrued income taxes and/or net deferred tax assets due to changes in income tax laws and their interpretation by the courts and regulatory authorities. These revisions of our estimates, which also may result from our income tax planning and from the resolution of income tax audit matters, may be material to our operating results for any given period.
On December 22, 2017, the President signed into law the Tax Act which made significant changes to federal income tax law including, among other things, reducing the statutory corporate income tax rate to 21 percent from 35 percent and changing the taxation of our non-U.S. business activities. On that same date, the SEC issued Staff Accounting Bulletin No. 118, which specifies, among other things, that reasonable estimates of the income tax effects of the Tax Act should be used, if determinable. We have accounted for the effects of the Tax Act using reasonable estimates based on currently available information and our interpretations thereof. This accounting may change due to, among other things, changes in interpretations we have made and the issuance of new tax or accounting guidance.
See Note 19 – Income Taxes to the Consolidated Financial Statements for additional information. For more information, see Item 1A. Risk Factors - Regulatory, Compliance, and Legal.
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

85 Bank of America 2017

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
Under the income approach, we estimated the fair value of the individual reporting units based on the net present value of estimated future cash flows, utilizing internal forecasts, and an appropriate terminal value. Discount rates used ranged from 8.9 to 13.3 percent and were derived from a capital asset pricing model (i.e., cost of equity financing) that we believe adequately reflects the risk and uncertainty specifically in our internally-developed forecasts, the financial markets generally and industries similar to each of the reporting units. Cumulative average growth rates developed by management for revenues and expenses in each reporting unit ranged from zero to 5.1 percent.
A prolonged decrease in a particular assumption could eventually lead to the fair value of a reporting unit being less than its carrying value.
Based on the results of the test, we determined that the fair value exceeded the carrying value for all reporting units that had goodwill, indicating there was no impairment.
Representations and Warranties Liability
The methodology used to estimate the liability for obligations under representations and warranties related to transfers of residential mortgage loans considers, among other things, the repurchase experience implied in prior settlements, and adjusts the experience implied by those prior settlements based on the characteristics of those trusts where the Corporation has a continuing possibility of timely claims. The estimate of the liability for obligations under representations and warranties is based upon currently available information, significant judgment, and a number of factors, including those set forth above, that are subject to change. Changes to any one of these factors could significantly impact the estimate of our liability.
The estimate of the liability for representations and warranties is sensitive to future defaults, loss severity and the net repurchase rate. An assumed simultaneous increase or decrease of 10 percent in estimated future defaults, loss severity and the net repurchase rate would result in an increase of approximately $250 million or decrease of approximately $200 million in the representations and warranties liability as of December 31, 2017. These sensitivities are hypothetical and are intended to provide an indication of the impact of a significant change in these key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.
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

2016 Compared to 2015
The following discussion and analysis provide a comparison of our results of operations for 2016 and 2015. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes.
Overview
Net Income
Net income was $17.8 billion, or $1.49 per diluted share in 2016 compared to $15.9 billion, or $1.31 per diluted share in 2015. The results for 2016 compared to 2015 were driven by higher net interest income and lower noninterest expense, partially offset by a decline in noninterest income and higher provision for credit losses.
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
Noninterest Income
Noninterest income decreased $1.4 billion to $42.6 billion in 2016 compared to 2015. The following highlights the significant changes.

●	Service charges increased $257 million primarily due to higher treasury-related revenue.

●
Investment and brokerage services income decreased $592 million driven by lower transactional revenue, and decreased asset management fees due to lower market valuations, partially offset by the impact of higher long-term AUM flows.

●	Investment banking income decreased $331 million driven by lower equity issuance fees and advisory fees due to a decline in market fee pools.

●
Trading account profits increased $429 million due to a stronger performance across credit products led by mortgages, and continued strength in rates products, partially offset by reduced client activity in equities.

●
Mortgage banking income decreased $511 million primarily driven by a decline in production income, higher representations and warranties provision and lower servicing income, partially offset by more favorable MSR results, net of the related hedge performance.

●	Gains on sales of debt securities decreased $648 million primarily driven by lower sales volume.

●
Other income increased $102 million primarily due to lower DVA losses on structured liabilities, improved results from loans and the related hedging activities in the fair value option portfolio and lower payment protection insurance expense, partially offset by lower gains on asset sales. DVA losses related to structured liabilities were $97 million in 2015 compared to $633 million in 2015.

Provision for Credit Losses
The provision for credit losses increased $436 million to $3.6 billion for 2016 compared to 2015. The provision for credit losses was $224 million lower than net charge-offs for 2016, resulting in a reduction in the allowance for credit losses. This compared to a reduction of $1.2 billion in the allowance for credit losses in 2015.

Bank of America 2017 86

The provision for credit losses for the consumer portfolio increased $360 million to $2.6 billion in 2016 compared to 2015 due to a slower pace of credit quality improvement. Included in the provision is a benefit of $45 million related to the PCI loan portfolio for 2016 compared to a benefit of $40 million in 2015. The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $76 million to $1.0 billion in 2016 compared to 2015 driven by an increase in energy sector reserves in the first half of 2016 for the higher risk energy sub-sectors. While we experienced some deterioration in the energy sector in 2016, oil prices stabilized which contributed to a modest improvement in energy-related exposure by year end.
Noninterest Expense
Noninterest expense decreased $2.5 billion to $55.1 billion for 2016 compared to 2015. Personnel expense decreased $1.0 billion as we continued to manage headcount and achieve cost savings. Continued expense management, as well as the expiration of advisor retention awards, more than offset the increases in client-facing professionals. Professional fees decreased $293 million primarily due to lower legal fees. Other general operating expense decreased $655 million primarily driven by lower foreclosed properties expense and lower brokerage fees, partially offset by higher FDIC expense.
Income Tax Expense
The income tax expense was $7.2 billion on pretax income of $25.0 billion in 2016 compared to tax expense of $6.3 billion on pre-tax income of $22.2 billion in 2015. The effective tax rate for 2016 was 28.8 percent and was driven by our recurring tax preferences and net tax benefits related to various tax audit matters, partially offset by a $348 million charge for the impact of the U.K. tax law changes discussed below. The effective tax rate for 2015 was 28.3 percent and was driven by our recurring tax preferences and by tax benefits related to certain non-U.S. restructurings, partially offset by a charge for the impact of the U.K. tax law change enacted in 2015. The charge recorded in both years for the reduction in the U.K. corporate income tax rate was the result of remeasuring our U.K. net deferred tax assets using the lower tax rate.
Business Segment Operations
Consumer Banking
Net income for Consumer Banking increased $523 million to $7.2 billion in 2016 compared to 2015 primarily driven by lower noninterest expense and higher revenue, partially offset by higher provision for credit losses. Net interest income increased $862 million to $21.3 billion primarily due to the beneficial impact of an increase in investable assets as a result of higher deposits. Noninterest income decreased $650 million to $10.4 billion due to lower mortgage banking income and gains in 2015 on certain divestitures. The provision for credit losses increased $369 million to $2.7 billion in 2016 primarily driven by a slower pace of improvement in the credit card portfolio. Noninterest expense decreased $1.1 billion to $17.7 billion driven by improved operating efficiencies and lower fraud costs, partially offset by higher FDIC expense.
Global Wealth & Investment Management
Net income for GWIM increased $205 million to $2.8 billion in 2016 compared to 2015 driven by a decrease in noninterest expense, partially offset by a decrease in revenue. Net interest income increased $232 million to $5.8 billion driven by the impact of growth in loan and deposit balances. Noninterest income, which primarily includes investment and brokerage services income, decreased $616 million to $11.9 billion. The decline in noninterest income was driven by lower transactional revenue and decreased asset management fees primarily due to lower market valuations in 2016, partially offset by the impact of long-term AUM flows. Noninterest expense decreased $763 million to $13.2 billion primarily due to the expiration of advisor retention awards, lower revenue-related incentives and lower operating and support costs, partially offset by higher FDIC expense.
Global Banking
Net income for Global Banking increased $390 million to $5.7 billion in 2016 compared to 2015 as higher revenue more than offset an increase in the provision for credit losses. Revenue increased $824 million to $18.4 billion in 2016 compared to 2015 driven by higher net interest income, which increased $227 million to $9.5 billion driven by the impact of growth in loans and leases and higher deposits. Noninterest income increased $597 million to $9.0 billion primarily due to the impact from loans and the related loan hedging activities in the fair value option portfolio and higher treasury-related revenues, partially offset by lower investment banking fees. The provision for credit losses increased $197 million to $883 million in 2016 driven by increases in energy-related reserves as well as loan growth. Noninterest expense of $8.5 billion remained relatively unchanged in 2016 as investments in client-facing professionals in Commercial and Business Banking, higher severance costs and an increase in FDIC expense were largely offset by lower operating and support costs.
Global Markets
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
All Other
The net loss for All Other increased $601 million to $1.7 billion in 2016 primarily due to lower gains on the sale of debt securities, lower mortgage banking income, lower gains on sales of consumer real estate loans and an increase in noninterest expense, partially offset by an improvement in the provision for credit losses. Mortgage banking income decreased $133 million primarily due to higher representations and warranties provision, partially offset by more favorable net MSR results. Gains on the sales of loans were $232 million in 2016 compared to gains of $1.0 billion in 2015. The benefit in the provision for credit losses improved $79 million to a benefit of $100 million in 2016 primarily driven by lower loan and lease balances from continued run-off of non-core consumer real estate loans. Noninterest expense increased $486 million to $5.6 billion driven by litigation expense.

87 Bank of America 2017

Non-GAAP Reconciliations
Tables 54 and 55 provide reconciliations of certain non-GAAP financial measures to GAAP financial measures.

Table 54	Five-year Reconciliations to GAAP Financial Measures (1)

(Dollars in millions, shares in thousands)	2017	2016	2015	2014	2013
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$44,667	$41,096	$38,958	$40,779	$40,719
Fully taxable-equivalent adjustment	925	900	889	851	859
Net interest income on a fully taxable-equivalent basis	$45,592	$41,996	$39,847	$41,630	$41,578
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$87,352	$83,701	$82,965	$85,894	$87,502
Fully taxable-equivalent adjustment	925	900	889	851	859
Total revenue, net of interest expense on a fully taxable-equivalent basis	$88,277	$84,601	$83,854	$86,745	$88,361
Reconciliation of income tax expense to income tax expense on a fully taxable-equivalent basis
Income tax expense	$10,981	$7,199	$6,277	$2,443	$4,194
Fully taxable-equivalent adjustment	925	900	889	851	859
Income tax expense on a fully taxable-equivalent basis	$11,906	$8,099	$7,166	$3,294	$5,053
Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$247,101	$241,187	$229,576	$222,907	$218,340
Goodwill	(69,286)	(69,750)	(69,772)	(69,809)	(69,910)
Intangible assets (excluding MSRs)	(2,652)	(3,382)	(4,201)	(5,109)	(6,132)
Related deferred tax liabilities	1,463	1,644	1,852	2,090	2,328
Tangible common shareholders’ equity	$176,626	$169,699	$157,455	$150,079	$144,626
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$271,289	$265,843	$251,384	$238,317	$233,819
Goodwill	(69,286)	(69,750)	(69,772)	(69,809)	(69,910)
Intangible assets (excluding MSRs)	(2,652)	(3,382)	(4,201)	(5,109)	(6,132)
Related deferred tax liabilities	1,463	1,644	1,852	2,090	2,328
Tangible shareholders’ equity	$200,814	$194,355	$179,263	$165,489	$160,105
Reconciliation of year-end common shareholders’ equity to year-end tangible common shareholders’ equity
Common shareholders’ equity	$244,823	$240,975	$233,343	$224,167	$219,124
Goodwill	(68,951)	(69,744)	(69,761)	(69,777)	(69,844)
Intangible assets (excluding MSRs)	(2,312)	(2,989)	(3,768)	(4,612)	(5,574)
Related deferred tax liabilities	943	1,545	1,716	1,960	2,166
Tangible common shareholders’ equity	$174,503	$169,787	$161,530	$151,738	$145,872
Reconciliation of year-end shareholders’ equity to year-end tangible shareholders’ equity
Shareholders’ equity	$267,146	$266,195	$255,615	$243,476	$232,475
Goodwill	(68,951)	(69,744)	(69,761)	(69,777)	(69,844)
Intangible assets (excluding MSRs)	(2,312)	(2,989)	(3,768)	(4,612)	(5,574)
Related deferred tax liabilities	943	1,545	1,716	1,960	2,166
Tangible shareholders’ equity	$196,826	$195,007	$183,802	$171,047	$159,223
Reconciliation of year-end assets to year-end tangible assets
Assets	$2,281,234	$2,188,067	$2,144,606	$2,104,539	$2,102,064
Goodwill	(68,951)	(69,744)	(69,761)	(69,777)	(69,844)
Intangible assets (excluding MSRs)	(2,312)	(2,989)	(3,768)	(4,612)	(5,574)
Related deferred tax liabilities	943	1,545	1,716	1,960	2,166
Tangible assets	$2,210,914	$2,116,879	$2,072,793	$2,032,110	$2,028,812

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

Bank of America 2017 88

Table 55	Quarterly Reconciliations to GAAP Financial Measures (1)

	2017 Quarters				2016 Quarters
(Dollars in millions)	Fourth	Third	Second	First	Fourth	Third	Second	First
Reconciliation of net interest income to net interest income on a fully taxable-equivalent basis
Net interest income	$11,462	$11,161	$10,986	$11,058	$10,292	$10,201	$10,118	$10,485
Fully taxable-equivalent adjustment	251	240	237	197	234	228	223	215
Net interest income on a fully taxable-equivalent basis	$11,713	$11,401	$11,223	$11,255	$10,526	$10,429	$10,341	$10,700
Reconciliation of total revenue, net of interest expense to total revenue, net of interest expense on a fully taxable-equivalent basis
Total revenue, net of interest expense	$20,436	$21,839	$22,829	$22,248	$19,990	$21,635	$21,286	$20,790
Fully taxable-equivalent adjustment	251	240	237	197	234	228	223	215
Total revenue, net of interest expense on a fully taxable-equivalent basis	$20,687	$22,079	$23,066	$22,445	$20,224	$21,863	$21,509	$21,005
Reconciliation of income tax expense to income tax expense on a fully taxable-equivalent basis
Income tax expense	$3,796	$2,187	$3,015	$1,983	$1,268	$2,257	$1,943	$1,731
Fully taxable-equivalent adjustment	251	240	237	197	234	228	223	215
Income tax expense on a fully taxable-equivalent basis	$4,047	$2,427	$3,252	$2,180	$1,502	$2,485	$2,166	$1,946
Reconciliation of average common shareholders’ equity to average tangible common shareholders’ equity
Common shareholders’ equity	$250,838	$249,214	$245,756	$242,480	$244,519	$243,220	$240,078	$236,871
Goodwill	(68,954)	(68,969)	(69,489)	(69,744)	(69,745)	(69,744)	(69,751)	(69,761)
Intangible assets (excluding MSRs)	(2,399)	(2,549)	(2,743)	(2,923)	(3,091)	(3,276)	(3,480)	(3,687)
Related deferred tax liabilities	1,344	1,465	1,506	1,539	1,580	1,628	1,662	1,707
Tangible common shareholders’ equity	$180,829	$179,161	$175,030	$171,352	$173,263	$171,828	$168,509	$165,130
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity
Shareholders’ equity	$273,162	$273,238	$270,977	$267,700	$269,739	$268,440	$265,056	$260,065
Goodwill	(68,954)	(68,969)	(69,489)	(69,744)	(69,745)	(69,744)	(69,751)	(69,761)
Intangible assets (excluding MSRs)	(2,399)	(2,549)	(2,743)	(2,923)	(3,091)	(3,276)	(3,480)	(3,687)
Related deferred tax liabilities	1,344	1,465	1,506	1,539	1,580	1,628	1,662	1,707
Tangible shareholders’ equity	$203,153	$203,185	$200,251	$196,572	$198,483	$197,048	$193,487	$188,324
Reconciliation of period-end common shareholders’ equity to period-end tangible common shareholders’ equity
Common shareholders’ equity	$244,823	$249,646	$245,440	$242,770	$240,975	$244,379	$241,884	$238,501
Goodwill	(68,951)	(68,968)	(68,969)	(69,744)	(69,744)	(69,744)	(69,744)	(69,761)
Intangible assets (excluding MSRs)	(2,312)	(2,459)	(2,610)	(2,827)	(2,989)	(3,168)	(3,352)	(3,578)
Related deferred tax liabilities	943	1,435	1,471	1,513	1,545	1,588	1,637	1,667
Tangible common shareholders’ equity	$174,503	$179,654	$175,332	$171,712	$169,787	$173,055	$170,425	$166,829
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity
Shareholders’ equity	$267,146	$271,969	$270,660	$267,990	$266,195	$269,600	$267,104	$262,843
Goodwill	(68,951)	(68,968)	(68,969)	(69,744)	(69,744)	(69,744)	(69,744)	(69,761)
Intangible assets (excluding MSRs)	(2,312)	(2,459)	(2,610)	(2,827)	(2,989)	(3,168)	(3,352)	(3,578)
Related deferred tax liabilities	943	1,435	1,471	1,513	1,545	1,588	1,637	1,667
Tangible shareholders’ equity	$196,826	$201,977	$200,552	$196,932	$195,007	$198,276	$195,645	$191,171
Reconciliation of period-end assets to period-end tangible assets
Assets	$2,281,234	$2,284,174	$2,254,714	$2,247,794	$2,188,067	$2,195,588	$2,187,149	$2,185,818
Goodwill	(68,951)	(68,968)	(68,969)	(69,744)	(69,744)	(69,744)	(69,744)	(69,761)
Intangible assets (excluding MSRs)	(2,312)	(2,459)	(2,610)	(2,827)	(2,989)	(3,168)	(3,352)	(3,578)
Related deferred tax liabilities	943	1,435	1,471	1,513	1,545	1,588	1,637	1,667
Tangible assets	$2,210,914	$2,214,182	$2,184,606	$2,176,736	$2,116,879	$2,124,264	$2,115,690	$2,114,146

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

89 Bank of America 2017

Statistical Tables

Table I Outstanding Loans and Leases

	December 31
(Dollars in millions)	2017	2016	2015	2014	2013
Consumer
Residential mortgage (1)	$203,811	$191,797	$187,911	$216,197	$248,066
Home equity	57,744	66,443	75,948	85,725	93,672
U.S. credit card	96,285	92,278	89,602	91,879	92,338
Non-U.S. credit card	—	9,214	9,975	10,465	11,541
Direct/Indirect consumer (2)	93,830	94,089	88,795	80,381	82,192
Other consumer (3)	2,678	2,499	2,067	1,846	1,977
Total consumer loans excluding loans accounted for under the fair value option	454,348	456,320	454,298	486,493	529,786
Consumer loans accounted for under the fair value option (4)	928	1,051	1,871	2,077	2,164
Total consumer	455,276	457,371	456,169	488,570	531,950
Commercial
U.S. commercial (5)	298,485	283,365	265,647	233,586	225,851
Non-U.S. commercial	97,792	89,397	91,549	80,083	89,462
Commercial real estate (6)	58,298	57,355	57,199	47,682	47,893
Commercial lease financing	22,116	22,375	21,352	19,579	25,199
Total commercial loans excluding loans accounted for under the fair value option	476,691	452,492	435,747	380,930	388,405
Commercial loans accounted for under the fair value option (4)	4,782	6,034	5,067	6,604	7,878
Total commercial	481,473	458,526	440,814	387,534	396,283
Less: Loans of business held for sale (7)	—	(9,214)	—	—	—
Total loans and leases	$936,749	$906,683	$896,983	$876,104	$928,233

(1)
Includes pay option loans of $1.4 billion, $1.8 billion, $2.3 billion, $3.2 billion and $4.4 billion at December 31, 2017, 2016, 2015, 2014 and 2013, respectively. The Corporation no longer originates pay option loans.

(2)
Includes auto and specialty lending loans of $49.9 billion, $48.9 billion, $42.6 billion, $37.7 billion and $38.5 billion, unsecured consumer lending loans of $469 million, $585 million, $886 million, $1.5 billion and $2.7 billion, U.S. securities-based lending loans of $39.8 billion, $40.1 billion, $39.8 billion, $35.8 billion and $31.2 billion, non-U.S. consumer loans of $3.0 billion, $3.0 billion, $3.9 billion, $4.0 billion and $4.7 billion, student loans of $0, $497 million, $564 million, $632 million and $4.1 billion, and other consumer loans of $684 million, $1.1 billion, $1.0 billion, $761 million and $1.0 billion at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(3)
Includes consumer finance loans of $0, $465 million, $564 million, $676 million and $1.2 billion, consumer leases of $2.5 billion, $1.9 billion, $1.4 billion, $1.0 billion and $606 million, and consumer overdrafts of $163 million, $157 million, $146 million, $162 million and $176 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(4)
Consumer loans accounted for under the fair value option includes residential mortgage loans of $567 million, $710 million, $1.6 billion, $1.9 billion and $2.0 billion, and home equity loans of $361 million, $341 million, $250 million, $196 million and $147 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $2.6 billion, $2.9 billion, $2.3 billion, $1.9 billion and $1.5 billion, and non-U.S. commercial loans of $2.2 billion, $3.1 billion, $2.8 billion, $4.7 billion and $6.4 billion at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(5)
Includes U.S. small business commercial loans, including card-related products, of $13.6 billion, $13.0 billion, $12.9 billion, $13.3 billion and $13.3 billion at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(6)
Includes U.S. commercial real estate loans of $54.8 billion, $54.3 billion, $53.6 billion, $45.2 billion and $46.3 billion, and non-U.S. commercial real estate loans of $3.5 billion, $3.1 billion, $3.5 billion, $2.5 billion and $1.6 billion at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(7)	Represents non-U.S. credit card loans, which were included in assets of business held for sale on the Consolidated Balance Sheet.

Bank of America 2017 90

Table II Nonperforming Loans, Leases and Foreclosed Properties (1)

	December 31
(Dollars in millions)	2017	2016	2015	2014	2013
Consumer
Residential mortgage	$2,476	$3,056	$4,803	$6,889	$11,712
Home equity	2,644	2,918	3,337	3,901	4,075
Direct/Indirect consumer	46	28	24	28	35
Other consumer	—	2	1	1	18
Total consumer (2)	5,166	6,004	8,165	10,819	15,840
Commercial
U.S. commercial	814	1,256	867	701	819
Non-U.S. commercial	299	279	158	1	64
Commercial real estate	112	72	93	321	322
Commercial lease financing	24	36	12	3	16
	1,249	1,643	1,130	1,026	1,221
U.S. small business commercial	55	60	82	87	88
Total commercial (3)	1,304	1,703	1,212	1,113	1,309
Total nonperforming loans and leases	6,470	7,707	9,377	11,932	17,149
Foreclosed properties	288	377	459	697	623
Total nonperforming loans, leases and foreclosed properties	$6,758	$8,084	$9,836	$12,629	$17,772

(1)
Balances do not include PCI loans even though the customer may be contractually past due. PCI loans are recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan. In addition, balances do not include foreclosed properties insured by certain government-guaranteed loans, principally FHA-insured loans, that entered foreclosure of $801 million, $1.2 billion, $1.4 billion, $1.1 billion and $1.4 billion at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(2)
In 2017, $867 million in interest income was estimated to be contractually due on $5.2 billion of consumer loans and leases classified as nonperforming at December 31, 2017, as presented in the table above, plus $10.1 billion of TDRs classified as performing at December 31, 2017. Approximately $578 million of the estimated $867 million in contractual interest was received and included in interest income for 2017.

(3)
In 2017, $90 million in interest income was estimated to be contractually due on $1.3 billion of commercial loans and leases classified as nonperforming at December 31, 2017, as presented in the table above, plus $1.1 billion of TDRs classified as performing at December 31, 2017. Approximately $58 million of the estimated $90 million in contractual interest was received and included in interest income for 2017.

Table III Accruing Loans and Leases Past Due 90 Days or More (1)

	December 31
(Dollars in millions)	2017	2016	2015	2014	2013
Consumer
Residential mortgage (2)	$3,230	$4,793	$7,150	$11,407	$16,961
U.S. credit card	900	782	789	866	1,053
Non-U.S. credit card	—	66	76	95	131
Direct/Indirect consumer	40	34	39	64	408
Other consumer	—	4	3	1	2
Total consumer	4,170	5,679	8,057	12,433	18,555
Commercial
U.S. commercial	144	106	113	110	47
Non-U.S. commercial	3	5	1	—	17
Commercial real estate	4	7	3	3	21
Commercial lease financing	19	19	15	40	41
	170	137	132	153	126
U.S. small business commercial	75	71	61	67	78
Total commercial	245	208	193	220	204
Total accruing loans and leases past due 90 days or more (3)	$4,415	$5,887	$8,250	$12,653	$18,759

(1)
Our policy is to classify consumer real estate-secured loans as nonperforming at 90 days past due, except the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option as referenced in footnote 3.

(2)	Balances are fully-insured loans.

(3)
Balances exclude loans accounted for under the fair value option. At December 31, 2017, 2016, 2015, 2014 and 2013, $2 million, $1 million, $1 million, $5 million and $8 million of loans accounted for under the fair value option were past due 90 days or more and still accruing interest.

91 Bank of America 2017

Table IV Allowance for Credit Losses

(Dollars in millions)	2017	2016	2015	2014	2013
Allowance for loan and lease losses, January 1	$11,237	$12,234	$14,419	$17,428	$24,179
Loans and leases charged off
Residential mortgage	(188)	(403)	(866)	(855)	(1,508)
Home equity	(582)	(752)	(975)	(1,364)	(2,258)
U.S. credit card	(2,968)	(2,691)	(2,738)	(3,068)	(4,004)
Non-U.S. credit card (1)	(103)	(238)	(275)	(357)	(508)
Direct/Indirect consumer	(487)	(392)	(383)	(456)	(710)
Other consumer	(216)	(232)	(224)	(268)	(273)
Total consumer charge-offs	(4,544)	(4,708)	(5,461)	(6,368)	(9,261)
U.S. commercial (2)	(589)	(567)	(536)	(584)	(774)
Non-U.S. commercial	(446)	(133)	(59)	(35)	(79)
Commercial real estate	(24)	(10)	(30)	(29)	(251)
Commercial lease financing	(16)	(30)	(19)	(10)	(4)
Total commercial charge-offs	(1,075)	(740)	(644)	(658)	(1,108)
Total loans and leases charged off	(5,619)	(5,448)	(6,105)	(7,026)	(10,369)
Recoveries of loans and leases previously charged off
Residential mortgage	288	272	393	969	424
Home equity	369	347	339	457	455
U.S. credit card	455	422	424	430	628
Non-U.S. credit card	28	63	87	115	109
Direct/Indirect consumer	276	258	271	287	365
Other consumer	50	27	31	39	39
Total consumer recoveries	1,466	1,389	1,545	2,297	2,020
U.S. commercial (3)	142	175	172	214	287
Non-U.S. commercial	6	13	5	1	34
Commercial real estate	15	41	35	112	102
Commercial lease financing	11	9	10	19	29
Total commercial recoveries	174	238	222	346	452
Total recoveries of loans and leases previously charged off	1,640	1,627	1,767	2,643	2,472
Net charge-offs	(3,979)	(3,821)	(4,338)	(4,383)	(7,897)
Write-offs of PCI loans	(207)	(340)	(808)	(810)	(2,336)
Provision for loan and lease losses	3,381	3,581	3,043	2,231	3,574
Other (4)	(39)	(174)	(82)	(47)	(92)
Total allowance for loan and lease losses, December 31	10,393	11,480	12,234	14,419	17,428
Less: Allowance included in assets of business held for sale (5)	—	(243)	—	—	—
Allowance for loan and lease losses, December 31	10,393	11,237	12,234	14,419	17,428
Reserve for unfunded lending commitments, January 1	762	646	528	484	513
Provision for unfunded lending commitments	15	16	118	44	(18)
Other (4)	—	100	—	—	(11)
Reserve for unfunded lending commitments, December 31	777	762	646	528	484
Allowance for credit losses, December 31	$11,170	$11,999	$12,880	$14,947	$17,912

(1)
Represents net charge-offs related to the non-U.S. credit card loan portfolio, which was included in assets of business held for sale on the Consolidated Balance Sheet at December 31, 2016. In 2017, the Corporation sold its non-U.S. consumer credit card business.

(2)	Includes U.S. small business commercial charge-offs of $258 million, $253 million, $282 million, $345 million and $457 million in 2017, 2016, 2015, 2014 and 2013, respectively.

(3)	Includes U.S. small business commercial recoveries of $43 million, $45 million, $57 million, $63 million and $98 million in 2017, 2016, 2015, 2014 and 2013, respectively.

(4)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, foreign currency translation adjustments, transfers to held-for-sale and certain other reclassifications.

(5)	Represents allowance related to the non-U.S. credit card loan portfolio, which was sold in 2017.

Bank of America 2017 92

Table IV Allowance for Credit Losses (continued)

(Dollars in millions)	2017	2016	2015	2014	2013
Loan and allowance ratios (6):
Loans and leases outstanding at December 31 (7)	$931,039	$908,812	$890,045	$867,422	$918,191
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (7)	1.12%	1.26%	1.37%	1.66%	1.90%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31 (8)	1.18	1.36	1.63	2.05	2.53
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31 (9)	1.05	1.16	1.11	1.16	1.03
Average loans and leases outstanding (7)	$911,988	$892,255	$869,065	$888,804	$909,127
Net charge-offs as a percentage of average loans and leases outstanding (7, 10)	0.44%	0.43%	0.50%	0.49%	0.87%
Net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (7)	0.46	0.47	0.59	0.58	1.13
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (7, 11)	161	149	130	121	102
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (10)	2.61	3.00	2.82	3.29	2.21
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs and PCI write-offs	2.48	2.76	2.38	2.78	1.70
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (12)	$3,971	$3,951	$4,518	$5,944	$7,680
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (7, 12)	99%	98%	82%	71%	57%
Loan and allowance ratios excluding PCI loans and the related valuation allowance (6, 13):
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (7)	1.10%	1.24%	1.31%	1.51%	1.67%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31 (8)	1.15	1.31	1.50	1.79	2.17
Net charge-offs as a percentage of average loans and leases outstanding (7)	0.44	0.44	0.51	0.50	0.90
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (7, 11)	156	144	122	107	87
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs	2.54	2.89	2.64	2.91	1.89

(6)
Loan and allowance ratios for 2016 include $243 million of non-U.S. credit card allowance for loan and lease losses and $9.2 billion of ending non-U.S. credit card loans, which were included in assets of business held for sale on the Consolidated Balance Sheet at December 31, 2016. See footnote 1 for more information.

(7)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $5.7 billion, $7.1 billion, $6.9 billion, $8.7 billion and $10.0 billion at December 31, 2017, 2016, 2015, 2014 and 2013, respectively. Average loans accounted for under the fair value option were $6.7 billion, $8.2 billion, $7.7 billion, $9.9 billion and $9.5 billion in 2017, 2016, 2015, 2014 and 2013, respectively.

(8)
Excludes consumer loans accounted for under the fair value option of $928 million, $1.1 billion, $1.9 billion, $2.1 billion and $2.2 billion at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(9)
Excludes commercial loans accounted for under the fair value option of $4.8 billion, $6.0 billion, $5.1 billion, $6.6 billion and $7.9 billion at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(10)
Net charge-offs exclude $207 million, $340 million, $808 million, $810 million and $2.3 billion of write-offs in the PCI loan portfolio in 2017, 2016, 2015, 2014 and 2013 respectively. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 60.

(11)	For more information on our definition of nonperforming loans, see page 62 and page 67.

(12)	Primarily includes amounts allocated to U.S. credit card and unsecured consumer lending portfolios in Consumer Banking, PCI loans and the non-U.S. credit portfolio in All Other.

(13)
For more information on the PCI loan portfolio and the valuation allowance for PCI loans, see Note 4 – Outstanding Loans and Leases and Note 5 – Allowance for Credit Losses to the Consolidated Financial Statements.

93 Bank of America 2017

Table V Allocation of the Allowance for Credit Losses by Product Type

	December 31
	2017		2016		2015		2014		2013
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Allowance for loan and lease losses
Residential mortgage	$701	6.74%	$1,012	8.82%	$1,500	12.26%	$2,900	20.11%	$4,084	23.43%
Home equity	1,019	9.80	1,738	15.14	2,414	19.73	3,035	21.05	4,434	25.44
U.S. credit card	3,368	32.41	2,934	25.56	2,927	23.93	3,320	23.03	3,930	22.55
Non-U.S. credit card	—	—	243	2.12	274	2.24	369	2.56	459	2.63
Direct/Indirect consumer	262	2.52	244	2.13	223	1.82	299	2.07	417	2.39
Other consumer	33	0.32	51	0.44	47	0.38	59	0.41	99	0.58
Total consumer	5,383	51.79	6,222	54.21	7,385	60.36	9,982	69.23	13,423	77.02
U.S. commercial (1)	3,113	29.95	3,326	28.97	2,964	24.23	2,619	18.16	2,394	13.74
Non-U.S. commercial	803	7.73	874	7.61	754	6.17	649	4.50	576	3.30
Commercial real estate	935	9.00	920	8.01	967	7.90	1,016	7.05	917	5.26
Commercial lease financing	159	1.53	138	1.20	164	1.34	153	1.06	118	0.68
Total commercial	5,010	48.21	5,258	45.79	4,849	39.64	4,437	30.77	4,005	22.98
Total allowance for loan and lease losses (2)	10,393	100.00%	11,480	100.00%	12,234	100.00%	14,419	100.00%	17,428	100.00%
Less: Allowance included in assets of business held for sale (3)	—		(243)		—		—		—
Allowance for loan and lease losses	10,393		11,237		12,234		14,419		17,428
Reserve for unfunded lending commitments	777		762		646		528		484
Allowance for credit losses	$11,170		$11,999		$12,880		$14,947		$17,912

(1)
Includes allowance for loan and lease losses for U.S. small business commercial loans of $439 million, $416 million, $507 million, $536 million and $462 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(2)
Includes $289 million, $419 million, $804 million, $1.7 billion and $2.5 billion of valuation allowance presented with the allowance for loan and lease losses related to PCI loans at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

(3)
Represents allowance for loan and lease losses related to the non-U.S. credit card loan portfolio, which was included in assets of business held for sale on the Consolidated Balance Sheet at December 31, 2016. In 2017, the Corporation sold its non-U.S. consumer credit card business.

Table VI Selected Loan Maturity Data (1, 2)

	December 31, 2017
(Dollars in millions)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
U.S. commercial	$74,563	$177,459	$49,090	$301,112
U.S. commercial real estate	14,015	35,741	5,005	54,761
Non-U.S. and other (3)	42,933	53,094	7,457	103,484
Total selected loans	$131,511	$266,294	$61,552	$459,357
Percent of total	29%	58%	13%	100%
Sensitivity of selected loans to changes in interest rates for loans due after one year:
Fixed interest rates		$17,765	$27,992
Floating or adjustable interest rates		248,529	33,560
Total		$266,294	$61,552

(1)	Loan maturities are based on the remaining maturities under contractual terms.

(2)	Includes loans accounted for under the fair value option.

(3)	Loan maturities include non-U.S. commercial and commercial real estate loans.

Bank of America 2017 94

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
See Market Risk Management on page 76 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
Item 8. Financial Statements and Supplementary Data

95 Bank of America 2017

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2017, the Corporation’s internal control over financial reporting is effective.
The Corporation’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017.
Brian T. Moynihan
Chairman, Chief Executive Officer and President

Paul M. Donofrio
Chief Financial Officer

Bank of America 2017 96

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Bank of America Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Bank of America Corporation and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change In Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Corporation changed the manner in which it accounts for the determination of when certain stock-based compensation awards are considered authorized for purposes of determining their service inception date.
Basis for Opinions
The Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Corporation’s consolidated financial statements and on the Corporation’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Charlotte, North Carolina
February 22, 2018

We have served as the Corporation’s auditor since 1958.

97 Bank of America 2017

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

(Dollars in millions, except per share information)	2017	2016	2015
Interest income
Loans and leases	$36,221	$33,228	$31,918
Debt securities	10,471	9,167	9,178
Federal funds sold and securities borrowed or purchased under agreements to resell	2,390	1,118	988
Trading account assets	4,474	4,423	4,397
Other interest income	4,023	3,121	3,026
Total interest income	57,579	51,057	49,507

Interest expense
Deposits	1,931	1,015	861
Short-term borrowings	3,538	2,350	2,387
Trading account liabilities	1,204	1,018	1,343
Long-term debt	6,239	5,578	5,958
Total interest expense	12,912	9,961	10,549
Net interest income	44,667	41,096	38,958

Noninterest income
Card income	5,902	5,851	5,959
Service charges	7,818	7,638	7,381
Investment and brokerage services	13,281	12,745	13,337
Investment banking income	6,011	5,241	5,572
Trading account profits	7,277	6,902	6,473
Mortgage banking income	224	1,853	2,364
Gains on sales of debt securities	255	490	1,138
Other income	1,917	1,885	1,783
Total noninterest income	42,685	42,605	44,007
Total revenue, net of interest expense	87,352	83,701	82,965

Provision for credit losses	3,396	3,597	3,161

Noninterest expense
Personnel	31,642	31,748	32,751
Occupancy	4,009	4,038	4,093
Equipment	1,692	1,804	2,039
Marketing	1,746	1,703	1,811
Professional fees	1,888	1,971	2,264
Data processing	3,139	3,007	3,115
Telecommunications	699	746	823
Other general operating	9,928	10,066	10,721
Total noninterest expense	54,743	55,083	57,617
Income before income taxes	29,213	25,021	22,187
Income tax expense	10,981	7,199	6,277
Net income	$18,232	$17,822	$15,910
Preferred stock dividends	1,614	1,682	1,483
Net income applicable to common shareholders	$16,618	$16,140	$14,427

Per common share information
Earnings	$1.63	$1.57	$1.38
Diluted earnings	1.56	1.49	1.31
Dividends paid	0.39	0.25	0.20
Average common shares issued and outstanding (in thousands)	10,195,646	10,284,147	10,462,282
Average diluted common shares issued and outstanding (in thousands)	10,778,428	11,046,806	11,236,230
See accompanying Notes to Consolidated Financial Statements.

Bank of America 2017 98

Bank of America Corporation and Subsidiaries

Consolidated Statement of Comprehensive Income

(Dollars in millions)	2017	2016	2015
Net income	$18,232	$17,822	$15,910
Other comprehensive income (loss), net-of-tax:
Net change in debt and marketable equity securities	61	(1,345)	(1,580)
Net change in debit valuation adjustments	(293)	(156)	615
Net change in derivatives	64	182	584
Employee benefit plan adjustments	288	(524)	394
Net change in foreign currency translation adjustments	86	(87)	(123)
Other comprehensive income (loss)	206	(1,930)	(110)
Comprehensive income	$18,438	$15,892	$15,800

See accompanying Notes to Consolidated Financial Statements.

99 Bank of America 2017

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

	December 31
(Dollars in millions)	2017	2016
Assets
Cash and due from banks	$29,480	$30,719
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	127,954	117,019
Cash and cash equivalents	157,434	147,738
Time deposits placed and other short-term investments	11,153	9,861
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $52,906 and $49,750 measured at fair value)	212,747	198,224
Trading account assets (includes $106,274 and $106,057 pledged as collateral)	209,358	180,209
Derivative assets	37,762	42,512
Debt securities:
Carried at fair value (includes $29,830 and $29,804 pledged as collateral)	315,117	313,660
Held-to-maturity, at cost (fair value – $123,299 and $115,285; $6,007 and $8,233 pledged as collateral)	125,013	117,071
Total debt securities	440,130	430,731
Loans and leases (includes $5,710 and $7,085 measured at fair value and $40,051 and $31,805 pledged as collateral)	936,749	906,683
Allowance for loan and lease losses	(10,393)	(11,237)
Loans and leases, net of allowance	926,356	895,446
Premises and equipment, net	9,247	9,139
Mortgage servicing rights	2,302	2,747
Goodwill	68,951	68,969
Loans held-for-sale (includes $2,156 and $4,026 measured at fair value)	11,430	9,066
Customer and other receivables	61,623	58,759
Assets of business held for sale (includes $619 measured at fair value at December 31, 2016)	—	10,670
Other assets (includes $20,279 and $13,802 measured at fair value)	132,741	123,996
Total assets	$2,281,234	$2,188,067

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$6,521	$5,773
Loans and leases	48,929	56,001
Allowance for loan and lease losses	(1,016)	(1,032)
Loans and leases, net of allowance	47,913	54,969
Loans held-for-sale	27	188
All other assets	1,694	1,596
Total assets of consolidated variable interest entities	$56,155	$62,526

See accompanying Notes to Consolidated Financial Statements.

Bank of America 2017 100

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet (continued)

	December 31
(Dollars in millions)	2017	2016
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$430,650	$438,125
Interest-bearing (includes $449 and $731 measured at fair value)	796,576	750,891
Deposits in non-U.S. offices:
Noninterest-bearing	14,024	12,039
Interest-bearing	68,295	59,879
Total deposits	1,309,545	1,260,934
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $36,182 and $35,766 measured at fair value)	176,865	170,291
Trading account liabilities	81,187	63,031
Derivative liabilities	34,300	39,480
Short-term borrowings (includes $1,494 and $2,024 measured at fair value)	32,666	23,944
Accrued expenses and other liabilities (includes $22,840 and $14,630 measured at fair value and $777 and $762 of reserve for unfunded lending commitments)	152,123	147,369
Long-term debt (includes $31,786 and $30,037 measured at fair value)	227,402	216,823
Total liabilities	2,014,088	1,921,872
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities, Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 10 – Commitments and Contingencies)

Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,837,683 and 3,887,329 shares	22,323	25,220
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 10,287,302,431 and 10,052,625,604 shares	138,089	147,038
Retained earnings	113,816	101,225
Accumulated other comprehensive income (loss)	(7,082)	(7,288)
Total shareholders’ equity	267,146	266,195
Total liabilities and shareholders’ equity	$2,281,234	$2,188,067

Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings	$312	$348
Long-term debt (includes $9,872 and $10,417 of non-recourse debt)	9,873	10,646
All other liabilities (includes $34 and $38 of non-recourse liabilities)	37	41
Total liabilities of consolidated variable interest entities	$10,222	$11,035
See accompanying Notes to Consolidated Financial Statements.

101 Bank of America 2017

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(Dollars in millions, shares in thousands)		Shares	Amount
Balance, December 31, 2014	$19,309	10,516,542	$153,458	$74,731	$(4,022)	$243,476
Cumulative adjustment for accounting change related to debit valuation adjustments				1,226	(1,226)	—
Cumulative adjustment for accounting change related to retirement-eligible stock-based compensation expense				(635)		(635)
Net income				15,910		15,910
Net change in debt and marketable equity securities					(1,580)	(1,580)
Net change in debit valuation adjustments					615	615
Net change in derivatives					584	584
Employee benefit plan adjustments					394	394
Net change in foreign currency translation adjustments					(123)	(123)
Dividends declared:
Common				(2,091)		(2,091)
Preferred				(1,483)		(1,483)
Issuance of preferred stock	2,964					2,964
Common stock issued under employee plans, net, and related tax effects		4,054	(42)			(42)
Common stock repurchased		(140,331)	(2,374)			(2,374)
Balance, December 31, 2015	$22,273	10,380,265	$151,042	$87,658	$(5,358)	$255,615
Net income				17,822		17,822
Net change in debt and marketable equity securities					(1,345)	(1,345)
Net change in debit valuation adjustments					(156)	(156)
Net change in derivatives					182	182
Employee benefit plan adjustments					(524)	(524)
Net change in foreign currency translation adjustments					(87)	(87)
Dividends declared:
Common				(2,573)		(2,573)
Preferred				(1,682)		(1,682)
Issuance of preferred stock	2,947					2,947
Common stock issued under employee plans, net, and related tax effects		5,111	1,108			1,108
Common stock repurchased		(332,750)	(5,112)			(5,112)
Balance, December 31, 2016	$25,220	10,052,626	$147,038	$101,225	$(7,288)	$266,195
Net income				18,232		18,232
Net change in debt and marketable equity securities					61	61
Net change in debit valuation adjustments					(293)	(293)
Net change in derivatives					64	64
Employee benefit plan adjustments					288	288
Net change in foreign currency translation adjustments					86	86
Dividends declared:
Common				(4,027)		(4,027)
Preferred				(1,578)		(1,578)
Common stock issued in connection with exercise of warrants and exchange of preferred stock	(2,897)	700,000	2,933	(36)		—
Common stock issued under employee plans, net and other		43,329	932			932
Common stock repurchased		(508,653)	(12,814)			(12,814)
Balance, December 31, 2017	$22,323	10,287,302	$138,089	$113,816	$(7,082)	$267,146
See accompanying Notes to Consolidated Financial Statements.

Bank of America 2017 102

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(Dollars in millions)	2017	2016	2015
Operating activities
Net income	$18,232	$17,822	$15,910
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,396	3,597	3,161
Gains on sales of debt securities	(255)	(490)	(1,138)
Depreciation and premises improvements amortization	1,482	1,511	1,555
Amortization of intangibles	621	730	834
Net amortization of premium/discount on debt securities	2,251	3,134	2,613
Deferred income taxes	8,175	5,793	2,967
Stock-based compensation	1,649	1,367	(89)
Loans held-for-sale:
Originations and purchases	(43,506)	(33,107)	(37,933)
Proceeds from sales and paydowns of loans originally classified as held-for-sale	40,059	31,376	36,204
Net change in:
Trading and derivative instruments	(13,939)	(866)	2,550
Other assets	(19,859)	(13,802)	2,645
Accrued expenses and other liabilities	4,673	(35)	730
Other operating activities, net	7,424	1,331	(1,612)
Net cash provided by operating activities	10,403	18,361	28,397
Investing activities
Net change in:
Time deposits placed and other short-term investments	(1,292)	(2,117)	50
Federal funds sold and securities borrowed or purchased under agreements to resell	(14,523)	(5,742)	(659)
Debt securities carried at fair value:
Proceeds from sales	73,353	71,547	137,569
Proceeds from paydowns and maturities	93,874	108,592	92,498
Purchases	(166,975)	(189,061)	(219,412)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	16,653	18,677	12,872
Purchases	(25,088)	(39,899)	(36,575)
Loans and leases:
Proceeds from sales	11,761	18,230	22,316
Purchases	(6,846)	(12,283)	(12,629)
Other changes in loans and leases, net	(41,104)	(31,194)	(51,895)
Other investing activities, net	8,180	107	294
Net cash used in investing activities	(52,007)	(63,143)	(55,571)
Financing activities
Net change in:
Deposits	48,611	63,675	78,347
Federal funds purchased and securities loaned or sold under agreements to repurchase	7,024	(4,000)	(26,986)
Short-term borrowings	8,538	(4,014)	(3,074)
Long-term debt:
Proceeds from issuance	53,486	35,537	43,670
Retirement of long-term debt	(49,553)	(51,849)	(40,365)
Preferred stock: Proceeds from issuance	—	2,947	2,964
Common stock repurchased	(12,814)	(5,112)	(2,374)
Cash dividends paid	(5,700)	(4,194)	(3,574)
Other financing activities, net	(397)	(63)	(73)
Net cash provided by financing activities	49,195	32,927	48,535
Effect of exchange rate changes on cash and cash equivalents	2,105	240	(597)
Net increase (decrease) in cash and cash equivalents	9,696	(11,615)	20,764
Cash and cash equivalents at January 1	147,738	159,353	138,589
Cash and cash equivalents at December 31	$157,434	$147,738	$159,353
Supplemental cash flow disclosures
Interest paid	$12,852	$10,510	$10,623
Income taxes paid	3,297	1,633	2,326
Income taxes refunded	(62)	(590)	(151)

See accompanying Notes to Consolidated Financial Statements.

103 Bank of America 2017

Bank of America Corporation and Subsidiaries
Notes to Consolidated Financial Statements
NOTE 1 Summary of Significant Accounting Principles
Bank of America Corporation, a bank holding company and a financial holding company, provides a diverse range of financial services and products throughout the U.S. and in certain international markets. The term “the Corporation” as used herein may refer to Bank of America Corporation, individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates.
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
The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect reported amounts and disclosures. Realized results could materially differ from those estimates and assumptions. Certain prior-period amounts have been reclassified to conform to current period presentation.
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
Change in Tax Law
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the Tax Act) which made significant changes to federal income tax law including, among other things, reducing the statutory corporate income tax rate to 21 percent from 35 percent and changing the taxation of the Corporation’s non-U.S. business activities. On the same date, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 which specifies, among other things, that reasonable estimates of the income tax effects of the Tax Act should be used, if determinable. The Corporation has accounted for the effects of the Tax Act using reasonable estimates based on currently available information and its interpretations thereof. This accounting may change due to, among other things, changes in interpretations the Corporation has made and the issuance of new tax or accounting guidance. GAAP requires that the effects of a change in tax rate from revaluing deferred tax assets and deferred tax liabilities be recognized upon enactment, resulting in $1.9 billion of estimated incremental income tax expense recognized in 2017. The change in tax rate also resulted in a downward valuation adjustment, primarily related to tax-advantaged energy investments, of $946 million recorded in other income.
Change in Accounting Method
GAAP requires that stock-based compensation awards be expensed over the service period (the period they are earned), based on their grant-date fair value. Awards to retirement-eligible employees have no future service requirement, and historically, the Corporation has deemed these awards to be authorized on the grant date, resulting in full recognition of the related expense at that time. Effective October 1, 2017, the Corporation changed its accounting method for determining when these awards are deemed authorized, changing from the grant date to the beginning of the year preceding the grant date when the incentive award plans are generally approved. As a result, the estimated value of the awards is now expensed ratably over the year preceding the grant date. The Corporation believes this change is a preferable method of accounting as it is consistent with the accounting method used by several peer institutions for similar awards and results in an improved pattern of expense recognition.
Adoption of this change is voluntary and has been adopted retrospectively with all prior periods presented herein being restated. The change in accounting method resulted in a decrease in retained earnings of $635 million at January 1, 2015. All other effects of the change on the Consolidated Statement of Income and diluted earnings per share were not material for any period presented; additionally, the impact of the change in accounting method was not material to any interim periods. The change affected consolidated financial information and All Other; it did not affect the business segments.
The following Notes have been impacted by the change in accounting method: Note 13 – Shareholders’ Equity, Note 15 – Earnings Per Common Share, Note 16 – Regulatory Requirements and Restrictions and Note 18 – Stock-based Compensation Plans.
New Accounting Pronouncements
Accounting for Share-based Compensation
Effective January 1, 2017, the Corporation adopted the new accounting standard that simplifies certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under this new accounting standard, all excess tax benefits and tax deficiencies on the delivery of share-based awards are recognized as discrete items in income tax expense or benefit in the Consolidated Statement of Income. Previously such amounts were recorded in shareholders’ equity. The adoption of this new accounting standard resulted in $236 million of tax benefits upon the delivery of share-settled awards in 2017.

Bank of America 2017 104

Revenue Recognition
Effective January 1, 2018, the Corporation adopted the new accounting standard for recognizing revenue from contracts with customers. The new standard does not impact the timing or measurement of the Corporation’s revenue recognition as it is consistent with the Corporation’s existing accounting for contracts within the scope of the new standard. However, beginning prospectively in 2018, the Corporation’s presentation of certain costs, which are primarily related to underwriting activities, will be presented as operating expenses under the new standard rather than presented net in investment banking income, resulting in an expected increase to both line items of approximately $200 million for the year. The new accounting standard does not have a material impact on the Corporation’s consolidated financial position or results of operations and will not have a material impact on the disclosures in the Notes to the Consolidated Financial Statements.
Hedge Accounting
Effective January 1, 2018, the Corporation early adopted the new standard that simplifies and expands the ability to apply hedge accounting to certain risk management activities. The accounting standard does not have a material impact on the Corporation’s consolidated financial position or results of operations and will not have a material impact on the disclosures in the Notes to the Consolidated Financial Statements. The Corporation recognized an insignificant cumulative-effect adjustment to its January 1, 2018 opening retained earnings to reflect the impact of applying the new standard to certain outstanding hedge strategies, mainly related to fair value hedges of fixed-rate debt instruments.
Recognition and Measurement of Financial Assets and Financial Liabilities
The Financial Accounting Standards Board (FASB) issued a new accounting standard on recognition and measurement of financial instruments, including certain equity investments and financial liabilities recorded at fair value under the fair value option. Effective January 1, 2015, the Corporation early adopted the provisions related to debit valuation adjustments (DVA) on financial liabilities accounted for under the fair value option. The Corporation adopted the remaining provisions on January 1, 2018, which will not have a material impact on the Corporation’s consolidated financial position, results of operations or disclosures in the Notes to the Consolidated Financial Statements.
Tax Effects in Accumulated Other Comprehensive Income
The FASB issued a new accounting standard effective on January 1, 2019, with early adoption permitted, that addresses certain tax effects in accumulated other comprehensive income (OCI) related to the Tax Act. Under this new accounting standard, those tax effects, representing the difference between the newly enacted federal tax rate of 21 percent and the historical tax rate, may, at the entity’s election, be reclassified from accumulated OCI to retained earnings. The new accounting standard can be applied retrospectively to each period in which the effects of the change in federal tax rate are recognized or applied at the beginning of the period of adoption. The new accounting standard will not have a material impact on the Corporation’s consolidated financial position, results of operations or disclosures in the Notes to the Consolidated Financial Statements.

Lease Accounting
The FASB issued a new accounting standard effective on January 1, 2019 that requires substantially all leases to be recorded as assets and liabilities on the balance sheet. On January 5, 2018, the FASB issued an exposure draft proposing an amendment to the standard that, if approved, would permit companies the option to apply the provisions of the new lease standard either prospectively as of the effective date, without adjusting comparative periods presented, or using a modified retrospective transition applicable to all prior periods presented. The Corporation is in the process of reviewing its existing lease portfolios, including certain service contracts for embedded leases, to evaluate the impact of the standard on the consolidated financial statements, as well as the impact to regulatory capital and risk-weighted assets. The effect of the adoption will depend on the lease portfolio at the time of transition and the transition options ultimately available; however, the Corporation does not expect the new accounting standard to have a material impact on its consolidated financial position, results of operations or disclosures in the Notes to the Consolidated Financial Statements.
Accounting for Financial Instruments -- Credit Losses
The FASB issued a new accounting standard effective on January 1, 2020, with early adoption permitted on January 1, 2019, that will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. The standard also requires expanded credit quality disclosures, including credit quality indicators disaggregated by vintage. The Corporation is in the process of identifying and implementing required changes to loan loss estimation models and processes and evaluating the impact of this new accounting standard, which at the date of adoption is expected to increase the allowance for credit losses with a resulting negative adjustment to retained earnings.
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

105 Bank of America 2017

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
Collateral
The Corporation accepts securities and loans as collateral that it is permitted by contract or practice to sell or repledge. At December 31, 2017 and 2016, the fair value of this collateral was $561.9 billion and $452.1 billion, of which $476.1 billion and $372.0 billion was sold or repledged. The primary source of this collateral is securities borrowed or purchased under agreements to resell.
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
Derivatives used for other risk management activities are included in derivative assets or derivative liabilities. Derivatives used in other risk management activities have not been designated in qualifying accounting hedge relationships because they did not qualify or the risk that is being mitigated pertains to an item that is reported at fair value through earnings so that the effect of measuring the derivative instrument and the asset or liability to which the risk exposure pertains will offset in the Consolidated Statement of Income to the extent effective. The changes in the fair value of derivatives that serve to mitigate certain risks associated with mortgage servicing rights (MSRs), interest rate lock commitments (IRLCs) and first mortgage loans held-for-sale (LHFS) that are originated by the Corporation are recorded in mortgage banking income. Changes in the fair value of derivatives that serve to mitigate interest rate risk and foreign currency risk are included in other income. Credit derivatives are also used by the Corporation to mitigate the risk associated with various credit exposures. The changes in the fair value of these derivatives are included in other income.
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

Bank of America 2017 106

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
Cash flow hedges are used primarily to minimize the variability in cash flows of assets and liabilities, or forecasted transactions caused by interest rate or foreign exchange rate fluctuations. Changes in the fair value of derivatives used in cash flow hedges are recorded in accumulated OCI and are reclassified into the line item in the income statement in which the hedged item is recorded in the same period the hedged item affects earnings. Hedge ineffectiveness and gains and losses on the component of a derivative excluded in assessing hedge effectiveness are recorded in the same income statement line item.
Net investment hedges are used to manage the foreign exchange rate sensitivity arising from a net investment in a foreign operation. Changes in the fair value of derivatives designated as net investment hedges of foreign operations, to the extent effective, are recorded as a component of accumulated OCI.
Securities
Debt securities are reported on the Consolidated Balance Sheet at their trade date. Their classification is dependent on the purpose for which the assets were acquired. Debt securities purchased for use in the Corporation’s trading activities are reported in trading account assets at fair value with unrealized gains and losses included in trading account profits. Substantially all other debt securities purchased are used in the Corporation’s asset and liability management (ALM) activities and are reported on the Consolidated Balance Sheet as either debt securities carried at fair value or as debt securities held-to-maturity (HTM). Debt securities carried at fair value are either available-for-sale (AFS) securities with unrealized gains and losses net-of-tax included in accumulated OCI or carried at fair value with unrealized gains and losses reported in other income. Debt securities HTM, which are certain debt securities that management has the intent and ability to hold to maturity, are reported at amortized cost.
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
Marketable equity securities are classified based on management’s intention on the date of purchase and recorded on the Consolidated Balance Sheet as of the trade date. Marketable equity securities that are bought and held principally for the purpose of resale in the near term are classified as trading and are carried at fair value with unrealized gains and losses included in trading account profits. Other marketable equity securities are accounted for as AFS and classified in other assets. All AFS marketable equity securities are carried at fair value with net unrealized gains and losses included in accumulated OCI, net-of-tax. If there is an other-than-temporary decline in the fair value of any individual AFS marketable equity security, the cost basis is reduced and the Corporation reclassifies the associated net unrealized loss out of accumulated OCI with a corresponding charge to other income. Dividend income on AFS marketable equity securities is included in other income. Realized gains and losses on the sale of all AFS marketable equity securities, which are recorded in other income, are determined using the specific identification method.
Loans and Leases
Loans, with the exception of loans accounted for under the fair value option, are measured at historical cost and reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and for purchased loans, net of any unamortized premiums or discounts. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts and premiums are amortized to interest income using a level yield methodology. The Corporation elects to account for certain consumer and commercial loans under the fair value option with changes in fair value reported in other income.
Under applicable accounting guidance, for reporting purposes, the loan and lease portfolio is categorized by portfolio segment and, within each portfolio segment, by class of financing receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses, and a class of financing receivables is defined as the level of disaggregation of portfolio segments based on the initial measurement attribute, risk characteristics and methods for assessing risk. The Corporation’s three portfolio segments are Consumer Real Estate, Credit Card and Other Consumer, and Commercial. The classes within the Consumer Real Estate portfolio segment are residential mortgage and home equity. The classes within the Credit Card and Other Consumer portfolio segment are U.S. credit card, non-U.S. credit card (sold in 2017), direct/indirect consumer and other consumer. The classes within the Commercial portfolio segment are U.S. commercial, non-U.S. commercial, commercial real estate, commercial lease financing and U.S. small business commercial.

107 Bank of America 2017

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
Allowance for Credit Losses
The allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, represents management’s estimate of probable losses inherent in the Corporation’s lending activities excluding loans and unfunded lending commitments accounted for under the fair value option. The allowance for loan and lease losses represents the estimated probable credit losses on funded consumer and commercial loans and leases while the reserve for unfunded lending commitments, including standby letters of credit

(SBLCs) and binding unfunded loan commitments, represents estimated probable credit losses on these unfunded credit instruments based on utilization assumptions. Lending-related credit exposures deemed to be uncollectible, excluding loans carried at fair value, are charged off against these accounts. Write-offs on PCI loans on which there is a valuation allowance are recorded against the valuation allowance. For more information, see Purchased Credit-impaired Loans in this Note.
The Corporation performs periodic and systematic detailed reviews of its lending portfolios to identify credit risks and to assess the overall collectability of those portfolios. The allowance on certain homogeneous consumer loan portfolios, which generally consist of consumer real estate loans within the Consumer Real Estate portfolio segment and credit card loans within the Credit Card and Other Consumer portfolio segment, is based on aggregated portfolio segment evaluations generally by product type. Loss forecast models are utilized for these portfolios which consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, bankruptcies, economic conditions, credit scores and the amount of loss in the event of default.
For consumer loans secured by residential real estate, using statistical modeling methodologies, the Corporation estimates the number of loans that will default based on the individual loan attributes aggregated into pools of homogeneous loans with similar attributes. The attributes that are most significant to the probability of default and are used to estimate defaults include refreshed LTV or, in the case of a subordinated lien, refreshed combined LTV (CLTV), borrower credit score, months since origination (referred to as vintage) and geography, all of which are further broken down by present collection status (whether the loan is current, delinquent, in default or in bankruptcy). The severity or loss given default is estimated based on the refreshed LTV for first mortgages or CLTV for subordinated liens. The estimates are based on the Corporation’s historical experience with the loan portfolio, adjusted to reflect an assessment of environmental factors not yet reflected in the historical data underlying the loss estimates, such as changes in real estate values, local and national economies, underwriting standards and the regulatory environment. The probability of default models also incorporate recent experience with modification programs including re-defaults subsequent to modification, a loan’s default history prior to modification and the change in borrower payments post-modification. On home equity loans where the Corporation holds only a second-lien position and foreclosure is not the best alternative, the loss severity is estimated at 100 percent.
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

Bank of America 2017 108

For impaired loans, which include nonperforming commercial loans as well as consumer and commercial loans and leases modified in a troubled debt restructuring (TDR), management measures impairment primarily based on the present value of payments expected to be received, discounted at the loans’ original effective contractual interest rates. Credit card loans are discounted at the portfolio average contractual annual percentage rate, excluding promotionally priced loans, in effect prior to restructuring. Impaired loans and TDRs may also be measured based on observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less costs to sell. If the recorded investment in impaired loans exceeds this amount, a specific allowance is established as a component of the allowance for loan and lease losses unless these are secured consumer loans that are solely dependent on the collateral for repayment, in which case the amount that exceeds the fair value of the collateral is charged off.
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
In addition to the allowance for loan and lease losses, the Corporation also estimates probable losses related to unfunded lending commitments, such as letters of credit, financial guarantees and binding unfunded loan commitments. Unfunded lending commitments are subject to individual reviews and are analyzed and segregated by risk according to the Corporation’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, utilization assumptions, current economic conditions, performance trends within the portfolio and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments.
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
In accordance with the Corporation’s policies, consumer real estate-secured loans, including residential mortgages and home equity loans, are generally placed on nonaccrual status and classified as nonperforming at 90 days past due unless repayment of the loan is insured by the Federal Housing Administration (FHA) or through individually insured long-term standby agreements with Fannie Mae (FNMA) or Freddie Mac (FHLMC) (the fully-insured portfolio). Residential mortgage loans in the fully-insured portfolio are not placed on nonaccrual status and, therefore, are not reported as nonperforming. Junior-lien home equity loans are placed on nonaccrual status and classified as nonperforming when the underlying first-lien mortgage loan becomes 90 days past due even if the junior-lien loan is current. The outstanding balance of real estate-secured loans that is in excess of the estimated property value less costs to sell is charged off no later than the end of the month in which the loan becomes 180 days past due unless the loan is fully insured, or for loans in bankruptcy, within 60 days of receipt of notification of filing, with the remaining balance classified as nonperforming.
Consumer loans secured by personal property, credit card loans and other unsecured consumer loans are not placed on nonaccrual status prior to charge-off and, therefore, are not reported as nonperforming loans, except for certain secured consumer loans, including those that have been modified in a TDR. Personal property-secured loans (including auto loans) are charged off to collateral value no later than the end of the month in which the account becomes 120 days past due, or upon repossession of an auto or, for loans in bankruptcy, within 60 days of receipt of notification of filing. Credit card and other unsecured customer loans are charged off no later than the end of the month in which the account becomes 180 days past due or within 60 days after receipt of notification of death, bankruptcy or fraud.
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

109 Bank of America 2017

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
Goodwill and Intangible Assets
Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit is a business segment or one level below a business segment. The Corporation compares the fair value of each reporting unit with its carrying value, including goodwill, as measured by allocated equity. For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired; however, if the carrying value of the reporting unit exceeds its fair value, an additional step must be performed to measure potential impairment.
This step involves calculating an implied fair value of goodwill which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit. An impairment loss establishes a new basis in the goodwill and subsequent reversals of goodwill impairment losses are not permitted under applicable accounting guidance.
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
The Corporation primarily uses VIEs for its securitization activities, in which the Corporation transfers whole loans or debt securities into a trust or other vehicle. When the Corporation is the servicer of whole loans held in a securitization trust, including non-agency residential mortgages, home equity loans, credit cards, and other loans, the Corporation has the power to direct the most significant activities of the trust. The Corporation generally does

Bank of America 2017 110

not have the power to direct the most significant activities of a residential mortgage agency trust except in certain circumstances in which the Corporation holds substantially all of the issued securities and has the unilateral right to liquidate the trust. The power to direct the most significant activities of a commercial mortgage securitization trust is typically held by the special servicer or by the party holding specific subordinate securities which embody certain controlling rights. The Corporation consolidates a whole-loan securitization trust if it has the power to direct the most significant activities and also holds securities issued by the trust or has other contractual arrangements, other than standard representations and warranties, that could potentially be significant to the trust.
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

111 Bank of America 2017

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
Earnings Per Common Share
Earnings per common share (EPS) is computed by dividing net income allocated to common shareholders by the weighted-average common shares outstanding, excluding unvested common shares subject to repurchase or cancellation. Net income allocated to common shareholders is net income adjusted for preferred stock dividends including dividends declared, accretion of discounts on preferred stock including accelerated accretion when preferred stock is repaid early, and cumulative dividends related to the current dividend period that have not been declared as of period end, less income allocated to participating securities (see below for more information). Diluted EPS is computed by dividing income allocated to common shareholders plus dividends on dilutive convertible preferred stock and preferred stock that can be tendered to exercise warrants, by the weighted-average common shares outstanding plus amounts representing the dilutive effect of stock options outstanding, restricted stock, restricted stock units (RSUs), outstanding warrants and the dilution resulting from the conversion of convertible preferred stock, if applicable.
Foreign Currency Translation
Assets, liabilities and operations of foreign branches and subsidiaries are recorded based on the functional currency of each entity. When the functional currency of a foreign operation is the local currency, the assets, liabilities and operations are translated, for consolidation purposes, from the local currency to the U.S. dollar reporting currency at period-end rates for assets and liabilities and generally at average rates for results of operations. The resulting unrealized gains and losses are reported as a component of accumulated OCI, net-of-tax. When the foreign entity’s functional currency is the U.S. dollar, the resulting remeasurement gains or losses on foreign currency-denominated assets or liabilities are included in earnings.
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

Bank of America 2017 112

NOTE 2 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at December 31, 2017 and 2016. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by the cash collateral received or paid.

		December 31, 2017
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps (2)	$15,416.4	$175.1	$2.9	$178.0	$172.5	$1.7	$174.2
Futures and forwards (2)	4,332.4	0.5	—	0.5	0.5	—	0.5
Written options	1,170.5	—	—	—	35.5	—	35.5
Purchased options	1,184.5	37.6	—	37.6	—	—	—
Foreign exchange contracts
Swaps	2,011.1	35.6	2.2	37.8	36.1	2.7	38.8
Spot, futures and forwards	3,543.3	39.1	0.7	39.8	39.1	0.8	39.9
Written options	291.8	—	—	—	5.1	—	5.1
Purchased options	271.9	4.6	—	4.6	—	—	—
Equity contracts
Swaps	265.6	4.8	—	4.8	4.4	—	4.4
Futures and forwards	106.9	1.5	—	1.5	0.9	—	0.9
Written options	480.8	—	—	—	23.9	—	23.9
Purchased options	428.2	24.7	—	24.7	—	—	—
Commodity contracts
Swaps	46.1	1.8	—	1.8	4.6	—	4.6
Futures and forwards	47.1	3.5	—	3.5	0.6	—	0.6
Written options	21.7	—	—	—	1.4	—	1.4
Purchased options	22.9	1.4	—	1.4	—	—	—
Credit derivatives (3)
Purchased credit derivatives:
Credit default swaps (2)	470.9	4.1	—	4.1	11.1	—	11.1
Total return swaps/options	54.1	0.1	—	0.1	1.3	—	1.3
Written credit derivatives:
Credit default swaps (2)	448.2	10.6	—	10.6	3.6	—	3.6
Total return swaps/options	55.2	0.8	—	0.8	0.2	—	0.2
Gross derivative assets/liabilities		$345.8	$5.8	$351.6	$340.8	$5.2	$346.0
Less: Legally enforceable master netting agreements (2)				(279.2)			(279.2)
Less: Cash collateral received/paid (2)				(34.6)			(32.5)
Total derivative assets/liabilities				$37.8			$34.3

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

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

(3)
The net derivative asset and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $6.4 billion and $435.1 billion at December 31, 2017.

113 Bank of America 2017

		December 31, 2016
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$16,977.7	$385.0	$5.9	$390.9	$386.9	$2.0	$388.9
Futures and forwards	5,609.5	2.2	—	2.2	2.1	—	2.1
Written options	1,146.2	—	—	—	52.2	—	52.2
Purchased options	1,178.7	53.3	—	53.3	—	—	—
Foreign exchange contracts
Swaps	1,828.6	54.6	4.2	58.8	58.8	6.2	65.0
Spot, futures and forwards	3,410.7	58.8	1.7	60.5	56.6	0.8	57.4
Written options	356.6	—	—	—	9.4	—	9.4
Purchased options	342.4	8.9	—	8.9	—	—	—
Equity contracts
Swaps	189.7	3.4	—	3.4	4.0	—	4.0
Futures and forwards	68.7	0.9	—	0.9	0.9	—	0.9
Written options	431.5	—	—	—	21.4	—	21.4
Purchased options	385.5	23.9	—	23.9	—	—	—
Commodity contracts
Swaps	48.2	2.5	—	2.5	5.1	—	5.1
Futures and forwards	49.1	3.6	—	3.6	0.5	—	0.5
Written options	29.3	—	—	—	1.9	—	1.9
Purchased options	28.9	2.0	—	2.0	—	—	—
Credit derivatives (2)
Purchased credit derivatives:
Credit default swaps	604.0	8.1	—	8.1	10.3	—	10.3
Total return swaps/options	21.2	0.4	—	0.4	1.5	—	1.5
Written credit derivatives:
Credit default swaps	614.4	10.7	—	10.7	7.5	—	7.5
Total return swaps/options	25.4	1.0	—	1.0	0.2	—	0.2
Gross derivative assets/liabilities		$619.3	$11.8	$631.1	$619.3	$9.0	$628.3
Less: Legally enforceable master netting agreements				(545.3)			(545.3)
Less: Cash collateral received/paid				(43.3)			(43.5)
Total derivative assets/liabilities				$42.5			$39.5

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance

Sheet at December 31, 2017 and 2016 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements which includes reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 10 – Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings.

Bank of America 2017 114

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	December 31, 2017		December 31, 2016
Interest rate contracts
Over-the-counter	$211.7	$206.0	$267.3	$258.2
Over-the-counter cleared (2)	1.9	1.8	177.2	182.8
Foreign exchange contracts
Over-the-counter	78.7	80.8	124.3	126.7
Over-the-counter cleared	0.9	0.7	0.3	0.3
Equity contracts
Over-the-counter	18.3	16.2	15.6	13.7
Exchange-traded	9.1	8.5	11.4	10.8
Commodity contracts
Over-the-counter	2.9	4.4	3.7	4.9
Exchange-traded	0.7	0.8	1.1	1.0
Credit derivatives
Over-the-counter	9.1	9.6	15.3	14.7
Over-the-counter cleared (2)	6.1	6.0	4.3	4.3
Total gross derivative assets/liabilities, before netting
Over-the-counter	320.7	317.0	426.2	418.2
Exchange-traded	9.8	9.3	12.5	11.8
Over-the-counter cleared (2)	8.9	8.5	181.8	187.4
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(296.9)	(294.6)	(398.2)	(392.6)
Exchange-traded	(8.6)	(8.6)	(8.9)	(8.9)
Over-the-counter cleared (2)	(8.3)	(8.5)	(181.5)	(187.3)
Derivative assets/liabilities, after netting	25.6	23.1	31.9	28.6
Other gross derivative assets/liabilities (3)	12.2	11.2	10.6	10.9
Total derivative assets/liabilities	37.8	34.3	42.5	39.5
Less: Financial instruments collateral (4)	(11.2)	(10.4)	(13.5)	(10.5)
Total net derivative assets/liabilities	$26.6	$23.9	$29.0	$29.0

(1)
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

Market risk, including interest rate risk, can be substantial in the mortgage business. Market risk in the mortgage business is the risk that values of mortgage assets or revenues will be adversely affected by changes in market conditions such as interest rate movements. To mitigate the interest rate risk in mortgage banking production income, the Corporation utilizes forward loan sale commitments and other derivative instruments, including purchased options, and certain debt securities. The Corporation also utilizes derivatives such as interest rate options, interest rate swaps, forward settlement contracts and eurodollar futures to hedge certain market risks of MSRs. For more information on MSRs, see Note 20 – Fair Value Measurements.
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

115 Bank of America 2017

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
Fair Value Hedges
The following table summarizes information related to fair value hedges for 2017, 2016 and 2015, including hedges of interest rate risk on long-term debt that were acquired as part of a business combination and redesignated at that time. At redesignation, the fair value of the derivatives was positive. As the derivatives mature, the fair value will approach zero. As a result, ineffectiveness will occur and the fair value changes in the derivatives and the long-term debt being hedged may be directionally the same in certain scenarios. Based on a regression analysis, the derivatives continue to be highly effective at offsetting changes in the fair value of the long-term debt attributable to interest rate risk.

Derivatives Designated as Fair Value Hedges

Gains (Losses)	Derivative			Hedged Item			Hedge Ineffectiveness
(Dollars in millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Interest rate risk on long-term debt (1)	$(1,537)	$(1,488)	$(718)	$1,045	$646	$(77)	$(492)	$(842)	$(795)
Interest rate and foreign currency risk on long-term debt (1)	1,811	(941)	(1,898)	(1,767)	944	1,812	44	3	(86)
Interest rate risk on available-for-sale securities (2)	(67)	227	105	35	(286)	(127)	(32)	(59)	(22)
Total	$207	$(2,202)	$(2,511)	$(687)	$1,304	$1,608	$(480)	$(898)	$(903)

(1)	Amounts are recorded in interest expense on long-term debt and in other income.

(2)	Amounts are recorded in interest income on debt securities.
Cash Flow and Net Investment Hedges
The table below summarizes certain information related to cash flow hedges and net investment hedges for 2017, 2016, and 2015. Of the $831 million after-tax net loss ($1.3 billion pre-tax) on derivatives in accumulated OCI at December 31, 2017, $130 million after-tax ($208 million pre-tax) is expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. Amounts related to price risk on restricted stock awards reclassified from accumulated OCI are recorded in personnel expense. For terminated cash flow hedges, the time period over which the majority of the forecasted transactions are hedged is approximately seven years, with a maximum length of time for certain forecasted transactions of 19 years.

Derivatives Designated as Cash Flow and Net Investment Hedges

	Gains (Losses) Recognized in Accumulated OCI on Derivatives			Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pre-tax)	2017	2016	2015	2017	2016	2015
Cash flow hedges
Interest rate risk on variable-rate portfolios	$(109)	$(340)	$95	$(327)	$(553)	$(974)
Price risk on certain restricted stock awards (1)	59	41	(40)	148	(32)	91
Total (2)	$(50)	$(299)	$55	$(179)	$(585)	$(883)
Net investment hedges
Foreign exchange risk (3)	$(1,588)	$1,636	$3,010	$1,782	$3	$153

(1)	Gains (losses) recognized in accumulated OCI are primarily related to the change in the Corporation’s stock price for the period.

(2)	In 2017, 2016 and 2015, amounts representing hedge ineffectiveness were not significant.

(3)
In 2017, substantially all of the gains in income reclassified from accumulated OCI were comprised of the gain recognized on derivatives used to hedge the currency risk of the Corporation’s net investment in its non-U.S. consumer credit card business, which was sold in 2017. For more information, see Note 14 – Accumulated Other Comprehensive Income (Loss). In 2017, 2016 and 2015, amounts excluded from effectiveness testing in total were $120 million, $325 million and $298 million.

Bank of America 2017 116

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures. These derivatives are not qualifying accounting hedges because either they did not qualify for or were not designated as accounting hedges. The table below presents gains (losses) on these derivatives for 2017, 2016 and 2015. These gains (losses) are largely offset by the income or expense that is recorded on the hedged item.

Other Risk Management Derivatives

Gains (Losses)
(Dollars in millions)	2017	2016	2015
Interest rate risk on mortgage banking income (1)	$8	$461	$254
Credit risk on loans (2)	(6)	(107)	(22)
Interest rate and foreign currency risk on ALM activities (3)	(36)	(754)	(222)
Price risk on certain restricted stock awards (4)	301	9	(267)

(1)
Net gains (losses) on these derivatives are recorded in mortgage banking income as they are used to mitigate the interest rate risk related to MSRs, IRLCs and mortgage LHFS, all of which are measured at fair value with changes in fair value recorded in mortgage banking income. The fair value of IRLCs is derived from the fair value of related mortgage loans which is based on observable market data and includes the expected net future cash flows related to servicing of the loans. The net gains on IRLCs related to the origination of mortgage loans that are held-for-sale, which are not included in the table but are considered derivative instruments, were $220 million, $533 million and $714 million for 2017, 2016 and 2015, respectively.

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
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. Through December 31, 2017 and 2016, the Corporation transferred $6.0 billion and $6.6 billion of non-U.S. government-guaranteed MBS to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the

Corporation received gross cash proceeds of $6.0 billion and $6.6 billion at the transfer dates. At December 31, 2017 and 2016, the fair value of the transferred securities was $6.1 billion and $6.3 billion. Derivative assets of $46 million and $43 million and liabilities of $3 million and $10 million were recorded at December 31, 2017 and 2016, and are included in credit derivatives in the derivative instruments table on page 113.
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

117 Bank of America 2017

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for 2017, 2016 and 2015. The difference between total trading account profits in the following table and in the Consolidated Statement of Income represents trading activities in business segments other than Global Markets. This table includes DVA and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 23 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The following table is not presented on an FTE basis.

Sales and Trading Revenue

	Trading Account Profits	Net Interest Income	Other (1)	Total
(Dollars in millions)	2017
Interest rate risk	$1,145	$980	$417	$2,542
Foreign exchange risk	1,417	(1)	(162)	1,254
Equity risk	2,689	(525)	1,904	4,068
Credit risk	1,251	2,537	577	4,365
Other risk	204	33	75	312
Total sales and trading revenue	$6,706	$3,024	$2,811	$12,541

	2016
Interest rate risk	$1,613	$1,410	$304	$3,327
Foreign exchange risk	1,360	(10)	(154)	1,196
Equity risk	1,917	20	2,074	4,011
Credit risk	1,250	2,569	424	4,243
Other risk	407	(20)	40	427
Total sales and trading revenue	$6,547	$3,969	$2,688	$13,204

	2015
Interest rate risk	$1,290	$1,333	$(259)	$2,364
Foreign exchange risk	1,322	(10)	(117)	1,195
Equity risk	2,115	56	2,152	4,323
Credit risk	920	2,333	445	3,698
Other risk	459	(81)	62	440
Total sales and trading revenue	$6,106	$3,631	$2,283	$12,020

(1)
Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $2.0 billion, $2.1 billion, and $2.2 billion for 2017, 2016, and 2015, respectively.

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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at December 31, 2017 and 2016 are summarized in the following table.

Bank of America 2017 118

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	December 31, 2017
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$4	$3	$61	$245	$313
Non-investment grade	203	453	484	2,133	3,273
Total	207	456	545	2,378	3,586
Total return swaps/options:
Investment grade	30	—	—	—	30
Non-investment grade	150	—	—	3	153
Total	180	—	—	3	183
Total credit derivatives	$387	$456	$545	$2,381	$3,769
Credit-related notes:
Investment grade	$—	$—	$7	$689	$696
Non-investment grade	12	4	34	1,548	1,598
Total credit-related notes	$12	$4	$41	$2,237	$2,294
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$61,388	$115,480	$107,081	$21,579	$305,528
Non-investment grade	39,312	49,843	39,098	14,420	142,673
Total	100,700	165,323	146,179	35,999	448,201
Total return swaps/options:
Investment grade	37,394	2,581	—	143	40,118
Non-investment grade	13,751	514	143	697	15,105
Total	51,145	3,095	143	840	55,223
Total credit derivatives	$151,845	$168,418	$146,322	$36,839	$503,424

	December 31, 2016
	Carrying Value
Credit default swaps:
Investment grade	$10	$64	$535	$783	$1,392
Non-investment grade	771	1,053	908	3,339	6,071
Total	781	1,117	1,443	4,122	7,463
Total return swaps/options:
Investment grade	16	—	—	—	16
Non-investment grade	127	10	2	1	140
Total	143	10	2	1	156
Total credit derivatives	$924	$1,127	$1,445	$4,123	$7,619
Credit-related notes:
Investment grade	$—	$12	$542	$1,423	$1,977
Non-investment grade	70	22	60	1,318	1,470
Total credit-related notes	$70	$34	$602	$2,741	$3,447
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$121,083	$143,200	$116,540	$21,905	$402,728
Non-investment grade	84,755	67,160	41,001	18,711	211,627
Total	205,838	210,360	157,541	40,616	614,355
Total return swaps/options:
Investment grade	12,792	—	—	—	12,792
Non-investment grade	6,638	5,127	589	208	12,562
Total	19,430	5,127	589	208	25,354
Total credit derivatives	$225,268	$215,487	$158,130	$40,824	$639,709
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
The notional amount represents the maximum amount payable by the Corporation for most credit derivatives. However, the Corporation does not monitor its exposure to credit derivatives based solely on the notional amount because this measure does not take into consideration the probability of occurrence. As such, the notional amount is not a reliable indicator of the Corporation’s exposure to these contracts. Instead, a risk framework is used to define risk tolerances and establish limits so that certain credit risk-related losses occur within acceptable, predefined limits.
Credit-related notes in the table above include investments in securities issued by CDO, collateralized loan obligation (CLO) and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation’s maximum exposure to loss.

119 Bank of America 2017

The Corporation is not obligated to make any payments to the entities under the terms of the securities owned.
Credit-related Contingent Features and Collateral
The Corporation executes the majority of its derivative contracts in the OTC market with large, international financial institutions, including broker-dealers and, to a lesser degree, with a variety of non-financial companies. A significant majority of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit rating downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 114, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting closeout and netting of transactions with the same counterparty upon the occurrence of certain events.
A majority of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At December 31, 2017 and 2016, the Corporation held cash and securities collateral of $77.2 billion and $85.5 billion, and posted cash and securities collateral of $59.2 billion and $71.1 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At December 31, 2017, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was approximately $3.2 billion, including $2.1 billion for Bank of America, National Association (Bank of America, N.A. or BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At December 31, 2017 and 2016, the liability recorded for these derivative contracts was not significant.
The following table presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at December 31, 2017 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Additional Collateral Required to be Posted Upon Downgrade at December 31, 2017

(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$779	$487
Bank of America, N.A. and subsidiaries (1)	391	230

(1)	Included in Bank of America Corporation collateral requirements in this table.
The table below presents the derivative liabilities that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been contractually required at December 31, 2017 if the long-term senior debt ratings for the Corporation or certain subsidiaries had been lower by one incremental notch and by an additional second incremental notch.

Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at December 31, 2017

(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liabilities	$428	$1,163
Collateral posted	339	800

Bank of America 2017 120

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
The table below presents CVA, DVA and FVA gains (losses) on derivatives, which are recorded in trading account profits, on a gross and net of hedge basis for 2017, 2016 and 2015. CVA gains reduce the cumulative CVA thereby increasing the derivative assets balance. DVA gains increase the cumulative DVA thereby decreasing the derivative liabilities balance. CVA and DVA losses have the opposite impact. FVA gains related to derivative assets reduce the cumulative FVA thereby increasing the derivative assets balance. FVA gains related to derivative liabilities increase the cumulative FVA thereby decreasing the derivative liabilities balance. FVA losses have the opposite impact.

Valuation Adjustments on Derivatives (1)

Gains (Losses)	Gross	Net	Gross	Net	Gross	Net
(Dollars in millions)	2017		2016		2015
Derivative assets (CVA)	$330	$98	$374	$214	$255	$227
Derivative assets/liabilities (FVA)	160	178	186	102	16	16
Derivative liabilities (DVA)	(324)	(281)	24	(141)	(18)	(153)

(1)
At December 31, 2017, 2016 and 2015, cumulative CVA reduced the derivative assets balance by $677 million, $1.0 billion and $1.4 billion, cumulative FVA reduced the net derivatives balance by $136 million, $296 million and $481 million, and cumulative DVA reduced the derivative liabilities balance by $450 million, $774 million and $750 million, respectively.

121 Bank of America 2017

NOTE 3 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value, HTM debt securities and AFS marketable equity securities at December 31, 2017 and 2016.

Debt Securities and Available-for-Sale Marketable Equity Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	December 31, 2017
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$194,119	$506	$(1,696)	$192,929
Agency-collateralized mortgage obligations	6,846	39	(81)	6,804
Commercial	13,864	28	(208)	13,684
Non-agency residential (1)	2,410	267	(8)	2,669
Total mortgage-backed securities	217,239	840	(1,993)	216,086
U.S. Treasury and agency securities	54,523	18	(1,018)	53,523
Non-U.S. securities	6,669	9	(1)	6,677
Other taxable securities, substantially all asset-backed securities	5,699	73	(2)	5,770
Total taxable securities	284,130	940	(3,014)	282,056
Tax-exempt securities	20,541	138	(104)	20,575
Total available-for-sale debt securities	304,671	1,078	(3,118)	302,631
Other debt securities carried at fair value	12,273	252	(39)	12,486
Total debt securities carried at fair value	316,944	1,330	(3,157)	315,117
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	125,013	111	(1,825)	123,299
Total debt securities (2)	$441,957	$1,441	$(4,982)	$438,416
Available-for-sale marketable equity securities (3)	$27	$—	$(2)	$25

	December 31, 2016
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$190,809	$640	$(1,963)	$189,486
Agency-collateralized mortgage obligations	8,296	85	(51)	8,330
Commercial	12,594	21	(293)	12,322
Non-agency residential (1)	1,863	181	(31)	2,013
Total mortgage-backed securities	213,562	927	(2,338)	212,151
U.S. Treasury and agency securities	48,800	204	(752)	48,252
Non-U.S. securities	6,372	13	(3)	6,382
Other taxable securities, substantially all asset-backed securities	10,573	64	(23)	10,614
Total taxable securities	279,307	1,208	(3,116)	277,399
Tax-exempt securities	17,272	72	(184)	17,160
Total available-for-sale debt securities	296,579	1,280	(3,300)	294,559
Less: Available-for-sale securities of business held for sale (4)	(619)	—	—	(619)
Other debt securities carried at fair value	19,748	121	(149)	19,720
Total debt securities carried at fair value	315,708	1,401	(3,449)	313,660
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	117,071	248	(2,034)	115,285
Total debt securities (2)	$432,779	$1,649	$(5,483)	$428,945
Available-for-sale marketable equity securities (3)	$325	$51	$(1)	$375

(1)	At December 31, 2017 and 2016, the underlying collateral type included approximately 62 percent and 60 percent prime, 13 percent and 19 percent Alt-A, and 25 percent and 21 percent subprime.

(2)
The Corporation had debt securities from FNMA and FHLMC that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $163.6 billion and $50.3 billion, and a fair value of $162.1 billion and $50.0 billion at December 31, 2017, and an amortized cost of $156.4 billion and $48.7 billion, and a fair value of $154.4 billion and $48.3 billion at December 31, 2016.

(3)	Classified in other assets on the Consolidated Balance Sheet.

(4)	Represents AFS debt securities of business held for sale. In 2017, the Corporation sold its non-U.S. consumer credit card business.
At December 31, 2017, the accumulated net unrealized loss on AFS debt securities included in accumulated OCI was $1.2 billion, net of the related income tax benefit of $872 million. At December 31, 2017 and 2016, the Corporation had nonperforming AFS debt securities of $99 million and $121 million.

The following table presents the components of other debt securities carried at fair value where the changes in fair value are reported in other income. In 2017, the Corporation recorded unrealized mark-to-market net gains of $243 million and realized net losses of $49 million compared to unrealized mark-to-market net gains of $51 million and realized net losses of $128 million in 2016. These amounts exclude hedge results.

Bank of America 2017 122

Other Debt Securities Carried at Fair Value

	December 31
(Dollars in millions)	2017	2016
Mortgage-backed securities:
Agency-collateralized mortgage obligations	$5	$5
Non-agency residential	2,764	3,139
Total mortgage-backed securities	2,769	3,144
Non-U.S. securities (1)	9,488	16,336
Other taxable securities, substantially all asset-backed securities	229	240
Total	$12,486	$19,720

(1)	These securities are primarily used to satisfy certain international regulatory liquidity requirements.

The gross realized gains and losses on sales of AFS debt securities for 2017, 2016 and 2015 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

(Dollars in millions)	2017	2016	2015
Gross gains	$352	$520	$1,174
Gross losses	(97)	(30)	(36)
Net gains on sales of AFS debt securities	$255	$490	$1,138
Income tax expense attributable to realized net gains on sales of AFS debt securities	$97	$186	$432
The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at December 31, 2017 and 2016.

Temporarily Impaired and Other-than-temporarily Impaired AFS Debt Securities

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	December 31, 2017
Temporarily impaired AFS debt securities
Mortgage-backed securities:
Agency	$73,535	$(352)	$72,612	$(1,344)	$146,147	$(1,696)
Agency-collateralized mortgage obligations	2,743	(29)	1,684	(52)	4,427	(81)
Commercial	5,575	(50)	4,586	(158)	10,161	(208)
Non-agency residential	335	(7)	—	—	335	(7)
Total mortgage-backed securities	82,188	(438)	78,882	(1,554)	161,070	(1,992)
U.S. Treasury and agency securities	27,537	(251)	24,035	(767)	51,572	(1,018)
Non-U.S. securities	772	(1)	—	—	772	(1)
Other taxable securities, substantially all asset-backed securities	—	—	92	(2)	92	(2)
Total taxable securities	110,497	(690)	103,009	(2,323)	213,506	(3,013)
Tax-exempt securities	1,090	(2)	7,100	(102)	8,190	(104)
Total temporarily impaired AFS debt securities	111,587	(692)	110,109	(2,425)	221,696	(3,117)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	58	(1)	—	—	58	(1)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$111,645	$(693)	$110,109	$(2,425)	$221,754	$(3,118)

	December 31, 2016
Temporarily impaired AFS debt securities
Mortgage-backed securities:
Agency	$135,210	$(1,846)	$3,770	$(117)	$138,980	$(1,963)
Agency-collateralized mortgage obligations	3,229	(25)	1,028	(26)	4,257	(51)
Commercial	9,018	(293)	—	—	9,018	(293)
Non-agency residential	212	(1)	204	(13)	416	(14)
Total mortgage-backed securities	147,669	(2,165)	5,002	(156)	152,671	(2,321)
U.S. Treasury and agency securities	28,462	(752)	—	—	28,462	(752)
Non-U.S. securities	52	(1)	142	(2)	194	(3)
Other taxable securities, substantially all asset-backed securities	762	(5)	1,438	(18)	2,200	(23)
Total taxable securities	176,945	(2,923)	6,582	(176)	183,527	(3,099)
Tax-exempt securities	4,782	(148)	1,873	(36)	6,655	(184)
Total temporarily impaired AFS debt securities	181,727	(3,071)	8,455	(212)	190,182	(3,283)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	94	(1)	401	(16)	495	(17)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$181,821	$(3,072)	$8,856	$(228)	$190,677	$(3,300)

(1)	Includes OTTI AFS debt securities on which an OTTI loss, primarily related to changes in interest rates, remains in accumulated OCI.

123 Bank of America 2017

The Corporation had $41 million, $19 million and $81 million of credit-related OTTI losses on AFS debt securities that were recognized in other income in 2017, 2016 and 2015, respectfully. The amount of noncredit-related OTTI losses, which is recognized in OCI, was insignificant for all periods presented.
The cumulative credit loss component of OTTI losses that have been recognized in income related to AFS debt securities that the Corporation does not intend to sell was $274 million, $253 million and $266 million at December 31, 2017, 2016 and 2015, respectfully.
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

Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency residential mortgage-backed securities (RMBS) were as follows at December 31, 2017.

Significant Assumptions

		Range (1)
	Weighted- average	10th Percentile (2)	90th Percentile (2)
Prepayment speed	12.4%	3.0%	21.3%
Loss severity	20.2	9.1	36.7
Life default rate	20.9	1.2	76.6

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.
Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as LTV, creditworthiness of borrowers as measured using Fair Isaac Corporation (FICO) scores, and geographic concentrations. The weighted-average severity by collateral type was 17.5 percent for prime, 18.1 percent for Alt-A and 29.0 percent for subprime at December 31, 2017. Default rates are projected by considering collateral characteristics including, but not limited to, LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 16.9 percent for prime, 21.4 percent for Alt-A and 21.6 percent for subprime at December 31, 2017.

Bank of America 2017 124

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at December 31, 2017 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the mortgages or other ABS are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
(Dollars in millions)	December 31, 2017
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$5	4.20%	$28	3.69%	$555	2.57%	$193,531	3.22%	$194,119	3.22%
Agency-collateralized mortgage obligations	—	—	—	—	33	2.52	6,817	3.18	6,850	3.18
Commercial	54	7.45	974	1.98	11,866	2.43	970	2.78	13,864	2.44
Non-agency residential	—	—	—	—	24	0.01	4,955	9.32	4,979	9.28
Total mortgage-backed securities	59	7.18	1,002	2.03	12,478	2.43	206,273	3.36	219,812	3.31
U.S. Treasury and agency securities	490	0.39	23,395	1.42	30,615	2.03	23	2.52	54,523	1.75
Non-U.S. securities	13,832	1.02	2,111	0.97	48	0.72	167	6.60	16,158	1.07
Other taxable securities, substantially all asset-backed securities	1,979	2.53	2,029	3.02	1,151	3.22	751	4.74	5,910	3.11
Total taxable securities	16,360	1.21	28,537	1.52	44,292	2.17	207,214	3.37	296,403	2.89
Tax-exempt securities	1,327	1.81	6,927	1.88	9,132	1.79	3,155	1.84	20,541	1.83
Total amortized cost of debt securities carried at fair value	$17,687	1.25	$35,464	1.59	$53,424	2.11	$210,369	3.35	$316,944	2.82
Amortized cost of HTM debt securities (2)	$1	5.82	$71	3.06	$1,144	2.65	$123,797	3.03	$125,013	3.03

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$5		$28		$555		$192,341		$192,929
Agency-collateralized mortgage obligations	—		—		32		6,777		6,809
Commercial	54		969		11,703		958		13,684
Non-agency residential	—		—		33		5,400		5,433
Total mortgage-backed securities	59		997		12,323		205,476		218,855
U.S. Treasury and agency securities	491		22,898		30,111		23		53,523
Non-U.S. securities	13,830		2,115		48		172		16,165
Other taxable securities, substantially all asset-backed securities	1,981		2,006		1,184		828		5,999
Total taxable securities	16,361		28,016		43,666		206,499		294,542
Tax-exempt securities	1,326		6,934		9,162		3,153		20,575
Total debt securities carried at fair value	$17,687		$34,950		$52,828		$209,652		$315,117
Fair value of HTM debt securities (2)	$1		$71		$1,117		$122,110		$123,299

(1)
The average yield is computed based on a constant effective interest rate over the contractual life of each security. The average yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

(2)	Substantially all U.S. agency MBS.

125 Bank of America 2017

NOTE 4 Outstanding Loans and Leases
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at December 31, 2017 and 2016.
In 2017, the Corporation sold its non-U.S. consumer credit card business. This business, which at December 31, 2016 included

$9.2 billion of non-U.S. credit card loans and the related allowance for loan and lease losses of $243 million, was presented in assets of business held for sale on the Consolidated Balance Sheet. In this Note, all applicable amounts for December 31, 2016 include these balances, unless otherwise noted. For more information, see Note 1 – Summary of Significant Accounting Principles.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit-impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	December 31, 2017
Consumer real estate
Core portfolio
Residential mortgage	$1,242	$321	$1,040	$2,603	$174,015			$176,618
Home equity	215	108	473	796	43,449			44,245
Non-core portfolio
Residential mortgage (5)	1,028	468	3,535	5,031	14,161	$8,001		27,193
Home equity	224	121	572	917	9,866	2,716		13,499
Credit card and other consumer
U.S. credit card	542	405	900	1,847	94,438			96,285
Direct/Indirect consumer (6)	320	102	43	465	93,365			93,830
Other consumer (7)	10	2	1	13	2,665			2,678
Total consumer	3,581	1,527	6,564	11,672	431,959	10,717		454,348
Consumer loans accounted for under the fair value option (8)							$928	928
Total consumer loans and leases	3,581	1,527	6,564	11,672	431,959	10,717	928	455,276
Commercial
U.S. commercial	547	244	425	1,216	283,620			284,836
Non-U.S. commercial	52	1	3	56	97,736			97,792
Commercial real estate (9)	48	10	29	87	58,211			58,298
Commercial lease financing	110	68	26	204	21,912			22,116
U.S. small business commercial	95	45	88	228	13,421			13,649
Total commercial	852	368	571	1,791	474,900			476,691
Commercial loans accounted for under the fair value option (8)							4,782	4,782
Total commercial loans and leases	852	368	571	1,791	474,900		4,782	481,473
Total loans and leases (10)	$4,433	$1,895	$7,135	$13,463	$906,859	$10,717	$5,710	$936,749
Percentage of outstandings	0.48%	0.20%	0.76%	1.44%	96.81%	1.14%	0.61%	100.00%

(1)
Consumer real estate loans 30-59 days past due includes fully-insured loans of $850 million and nonperforming loans of $253 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $386 million and nonperforming loans of $195 million.

(2)	Consumer real estate includes fully-insured loans of $3.2 billion.

(3)	Consumer real estate includes $2.3 billion and direct/indirect consumer includes $43 million of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes pay option loans of $1.4 billion. The Corporation no longer originates this product.

(6)
Total outstandings includes auto and specialty lending loans of $49.9 billion, unsecured consumer lending loans of $469 million, U.S. securities-based lending loans of $39.8 billion, non-U.S. consumer loans of $3.0 billion and other consumer loans of $684 million.

(7)	Total outstandings includes consumer leases of $2.5 billion and consumer overdrafts of $163 million.

(8)
Consumer loans accounted for under the fair value option includes residential mortgage loans of $567 million and home equity loans of $361 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $2.6 billion and non-U.S. commercial loans of $2.2 billion. For more information, see Note 20 – Fair Value Measurements and Note 21 – Fair Value Option.

(9)	Total outstandings includes U.S. commercial real estate loans of $54.8 billion and non-U.S. commercial real estate loans of $3.5 billion.

(10)
The Corporation pledged $160.3 billion of loans to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank (FHLB). This amount is not included in the parenthetical disclosure of loans and leases pledged as collateral on the Consolidated Balance Sheet as there were no related outstanding borrowings.

Bank of America 2017 126

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit-impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	December 31, 2016
Consumer real estate
Core portfolio
Residential mortgage	$1,340	$425	$1,213	$2,978	$153,519			$156,497
Home equity	239	105	451	795	48,578			49,373
Non-core portfolio
Residential mortgage (5)	1,338	674	5,343	7,355	17,818	$10,127		35,300
Home equity	260	136	832	1,228	12,231	3,611		17,070
Credit card and other consumer
U.S. credit card	472	341	782	1,595	90,683			92,278
Non-U.S. credit card	37	27	66	130	9,084			9,214
Direct/Indirect consumer (6)	272	79	34	385	93,704			94,089
Other consumer (7)	26	8	6	40	2,459			2,499
Total consumer	3,984	1,795	8,727	14,506	428,076	13,738		456,320
Consumer loans accounted for under the fair value option (8)							$1,051	1,051
Total consumer loans and leases	3,984	1,795	8,727	14,506	428,076	13,738	1,051	457,371
Commercial
U.S. commercial	952	263	400	1,615	268,757			270,372
Non-U.S. commercial	348	4	5	357	89,040			89,397
Commercial real estate (9)	20	10	56	86	57,269			57,355
Commercial lease financing	167	21	27	215	22,160			22,375
U.S. small business commercial	96	49	84	229	12,764			12,993
Total commercial	1,583	347	572	2,502	449,990			452,492
Commercial loans accounted for under the fair value option (8)							6,034	6,034
Total commercial loans and leases	1,583	347	572	2,502	449,990		6,034	458,526
Total consumer and commercial loans and leases (10)	$5,567	$2,142	$9,299	$17,008	$878,066	$13,738	$7,085	$915,897
Less: Loans of business held for sale (10)								(9,214)
Total loans and leases (11)								$906,683
Percentage of outstandings (10)	0.61%	0.23%	1.02%	1.86%	95.87%	1.50%	0.77%	100.00%

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

(8)
Consumer loans accounted for under the fair value option includes residential mortgage loans of $710 million and home equity loans of $341 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $2.9 billion and non-U.S. commercial loans of $3.1 billion. For more information, see Note 20 – Fair Value Measurements and Note 21 – Fair Value Option.

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

The Corporation categorizes consumer real estate loans as core and non-core based on loan and customer characteristics such as origination date, product type, LTV, FICO score and delinquency status consistent with its current consumer and mortgage servicing strategy. Generally, loans that were originated after January 1, 2010, qualified under government-sponsored enterprise underwriting guidelines, or otherwise met the Corporation’s underwriting guidelines in place in 2015 are characterized as core loans. All other loans are generally characterized as non-core loans and represent run-off portfolios.
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $6.3 billion and $6.4 billion at December 31, 2017 and 2016, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans.

Nonperforming Loans and Leases
The Corporation classifies junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At December 31, 2017 and 2016, $330 million and $428 million of such junior-lien home equity loans were included in nonperforming loans.
The Corporation classifies consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Corporation continues to have a lien on the underlying collateral. At December 31, 2017, nonperforming loans discharged in Chapter 7 bankruptcy with no change in repayment terms were $358 million of which $209 million were current on their contractual payments, while $124 million were 90 days or more past due. Of the contractually current nonperforming loans, 66 percent were discharged in Chapter 7

127 Bank of America 2017

bankruptcy over 12 months ago, and 57 percent were discharged 24 months or more ago.
During 2017, the Corporation sold nonperforming and other delinquent consumer real estate loans with a carrying value of $1.3 billion, including $803 million of PCI loans, compared to $2.2 billion, including $549 million of PCI loans, in 2016. The Corporation recorded net recoveries of $105 million related to these sales during 2017 and net charge-offs of $30 million during 2016. Gains related to these sales of $57 million and $75 million were recorded in other income in the Consolidated Statement of Income during 2017 and 2016. In 2017 and 2016, the Corporation transferred consumer nonperforming loans with a net carrying value of $198 million and $55 million to held-for-sale.
The table below presents the Corporation’s nonperforming loans and leases including nonperforming TDRs, and loans accruing past due 90 days or more at December 31, 2017 and 2016. Nonperforming LHFS are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles.

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
	December 31 2017
(Dollars in millions)	2017	2016	2017	2016
Consumer real estate
Core portfolio
Residential mortgage (1)	$1,087	$1,274	$417	$486
Home equity	1,079	969	—	—
Non-core portfolio
Residential mortgage (1)	1,389	1,782	2,813	4,307
Home equity	1,565	1,949	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	900	782
Non-U.S. credit card	n/a	n/a	—	66
Direct/Indirect consumer	46	28	40	34
Other consumer	—	2	—	4
Total consumer	5,166	6,004	4,170	5,679
Commercial
U.S. commercial	814	1,256	144	106
Non-U.S. commercial	299	279	3	5
Commercial real estate	112	72	4	7
Commercial lease financing	24	36	19	19
U.S. small business commercial	55	60	75	71
Total commercial	1,304	1,703	245	208
Total loans and leases	$6,470	$7,707	$4,415	$5,887

(1)
Residential mortgage loans in the core and non-core portfolios accruing past due 90 days or more are fully-insured loans. At December 31, 2017 and 2016, residential mortgage includes $2.2 billion and $3.0 billion of loans on which interest has been curtailed by the FHA, and therefore are no longer accruing interest, although principal is still insured, and $1.0 billion and $1.8 billion of loans on which interest is still accruing.

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

Bank of America 2017 128

The following tables present certain credit quality indicators for the Corporation’s Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at December 31, 2017 and 2016.

Consumer Real Estate – Credit Quality Indicators (1)

	Core Residential Mortgage (2)	Non-core Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Home Equity (2)	Non-core Home Equity (2)	Home Equity PCI
(Dollars in millions)	December 31, 2017
Refreshed LTV (4)
Less than or equal to 90 percent	$153,669	$12,135	$6,872	$43,048	$7,944	$1,781
Greater than 90 percent but less than or equal to 100 percent	3,082	850	559	549	1,053	412
Greater than 100 percent	1,322	1,011	570	648	1,786	523
Fully-insured loans (5)	18,545	5,196	—	—	—	—
Total consumer real estate	$176,618	$19,192	$8,001	$44,245	$10,783	$2,716
Refreshed FICO score
Less than 620	$2,234	$2,390	$1,941	$1,169	$2,098	$452
Greater than or equal to 620 and less than 680	4,531	2,086	1,657	2,371	2,393	466
Greater than or equal to 680 and less than 740	22,934	3,519	2,396	8,115	2,723	786
Greater than or equal to 740	128,374	6,001	2,007	32,590	3,569	1,012
Fully-insured loans (5)	18,545	5,196	—	—	—	—
Total consumer real estate	$176,618	$19,192	$8,001	$44,245	$10,783	$2,716

(1)	Excludes $928 million of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $1.2 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators

	U.S. Credit Card	Direct/Indirect Consumer	Other Consumer
(Dollars in millions)	December 31, 2017
Refreshed FICO score
Less than 620	$4,730	$1,630	$49
Greater than or equal to 620 and less than 680	12,422	2,000	143
Greater than or equal to 680 and less than 740	35,656	11,906	398
Greater than or equal to 740	43,477	34,838	1,921
Other internal credit metrics (1, 2)	—	43,456	167
Total credit card and other consumer	$96,285	$93,830	$2,678

(1)	Other internal credit metrics may include delinquency status, geography or other factors.

(2)	Direct/indirect consumer includes $42.8 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk.

Commercial – Credit Quality Indicators (1)

	U.S. Commercial	Non-U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	U.S. Small Business Commercial (2)
(Dollars in millions)	December 31, 2017
Risk ratings
Pass rated	$275,904	$96,199	$57,732	$21,535	$322
Reservable criticized	8,932	1,593	566	581	50
Refreshed FICO score (3)
Less than 620					223
Greater than or equal to 620 and less than 680					625
Greater than or equal to 680 and less than 740					1,875
Greater than or equal to 740					3,713
Other internal credit metrics (3, 4)					6,841
Total commercial	$284,836	$97,792	$58,298	$22,116	$13,649

(1)	Excludes $4.8 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $709 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At December 31, 2017, 98 percent of the balances where internal credit metrics are used was current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

129 Bank of America 2017

Consumer Real Estate – Credit Quality Indicators (1)

	Core Residential Mortgage (2)	Non-core Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Home Equity (2)	Non-core Home Equity (2)	Home Equity PCI
(Dollars in millions)	December 31, 2016
Refreshed LTV (4)
Less than or equal to 90 percent	$129,737	$14,280	$7,811	$47,171	$8,480	$1,942
Greater than 90 percent but less than or equal to 100 percent	3,634	1,446	1,021	1,006	1,668	630
Greater than 100 percent	1,872	1,972	1,295	1,196	3,311	1,039
Fully-insured loans (5)	21,254	7,475	—	—	—	—
Total consumer real estate	$156,497	$25,173	$10,127	$49,373	$13,459	$3,611
Refreshed FICO score
Less than 620	$2,479	$3,198	$2,741	$1,254	$2,692	$559
Greater than or equal to 620 and less than 680	5,094	2,807	2,241	2,853	3,094	636
Greater than or equal to 680 and less than 740	22,629	4,512	2,916	10,069	3,176	1,069
Greater than or equal to 740	105,041	7,181	2,229	35,197	4,497	1,347
Fully-insured loans (5)	21,254	7,475	—	—	—	—
Total consumer real estate	$156,497	$25,173	$10,127	$49,373	$13,459	$3,611

(1)	Excludes $1.1 billion of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $1.6 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators

	U.S. Credit Card	Non-U.S. Credit Card	Direct/Indirect Consumer	Other Consumer (1)
(Dollars in millions)	December 31, 2016
Refreshed FICO score
Less than 620	$4,431	$—	$1,478	$187
Greater than or equal to 620 and less than 680	12,364	—	2,070	222
Greater than or equal to 680 and less than 740	34,828	—	12,491	404
Greater than or equal to 740	40,655	—	33,420	1,525
Other internal credit metrics (2, 3, 4)	—	9,214	44,630	161
Total credit card and other consumer	$92,278	$9,214	$94,089	$2,499

(1)	At December 31, 2016, 19 percent of the other consumer portfolio was associated with portfolios from certain consumer finance businesses that the Corporation previously exited.

(2)	Other internal credit metrics may include delinquency status, geography or other factors.

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

Commercial – Credit Quality Indicators (1)

	U.S. Commercial	Non-U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	U.S. Small Business Commercial (2)
(Dollars in millions)	December 31, 2016
Risk ratings
Pass rated	$261,214	$85,689	$56,957	$21,565	$453
Reservable criticized	9,158	3,708	398	810	71
Refreshed FICO score (3)
Less than 620					200
Greater than or equal to 620 and less than 680					591
Greater than or equal to 680 and less than 740					1,741
Greater than or equal to 740					3,264
Other internal credit metrics (3, 4)					6,673
Total commercial	$270,372	$89,397	$57,355	$22,375	$12,993

(1)	Excludes $6.0 billion of loans accounted for under the fair value option.

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

Bank of America 2017 130

Impaired Loans and Troubled Debt Restructurings
A loan is considered impaired when, based on current information, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans and all consumer and commercial TDRs. Impaired loans exclude nonperforming consumer loans and nonperforming commercial leases unless they are classified as TDRs. Loans accounted for under the fair value option are also excluded. PCI loans are excluded and reported separately on page 137. For more information, see Note 1 – Summary of Significant Accounting Principles.
Consumer Real Estate
Impaired consumer real estate loans within the Consumer Real Estate portfolio segment consist entirely of TDRs. Excluding PCI loans, most modifications of consumer real estate loans meet the definition of TDRs when a binding offer is extended to a borrower. Modifications of consumer real estate loans are done in accordance with government programs or the Corporation’s proprietary programs. These modifications are considered to be TDRs if concessions have been granted to borrowers experiencing financial difficulties. Concessions may include reductions in interest rates, capitalization of past due amounts, principal and/or interest forbearance, payment extensions, principal and/or interest forgiveness, or combinations thereof.
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
Consumer real estate loans that have been discharged in Chapter 7 bankruptcy with no change in repayment terms and not reaffirmed by the borrower of $1.2 billion were included in TDRs at December 31, 2017, of which $358 million were classified as nonperforming and $419 million were loans fully-insured by the FHA. For more information on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.
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
At December 31, 2017 and 2016, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were immaterial. Consumer real estate foreclosed properties totaled $236 million and $363 million at December 31, 2017 and 2016. The carrying value of consumer real estate loans, including fully-insured and PCI loans, for which formal foreclosure proceedings were in process at December 31, 2017 was $3.6 billion. During 2017 and 2016, the Corporation reclassified $815 million and $1.4 billion of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
The following table provides the unpaid principal balance, carrying value and related allowance at December 31, 2017 and 2016, and the average carrying value and interest income recognized for 2017, 2016 and 2015 for impaired loans in the Corporation’s Consumer Real Estate portfolio segment. Certain impaired consumer real estate loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

131 Bank of America 2017

Impaired Loans – Consumer Real Estate

	Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
(Dollars in millions)	December 31, 2017			December 31, 2016
With no recorded allowance
Residential mortgage	$8,856	$6,870	$—	$11,151	$8,695	$—
Home equity	3,622	1,956	—	3,704	1,953	—
With an allowance recorded
Residential mortgage	$2,908	$2,828	$174	$4,041	$3,936	$219
Home equity	972	900	174	910	824	137
Total
Residential mortgage	$11,764	$9,698	$174	$15,192	$12,631	$219
Home equity	4,594	2,856	174	4,614	2,777	137

	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
	2017		2016		2015
With no recorded allowance
Residential mortgage	$7,737	$311	$10,178	$360	$13,867	$403
Home equity	1,997	109	1,906	90	1,777	89
With an allowance recorded
Residential mortgage	$3,414	$123	$5,067	$167	$7,290	$236
Home equity	858	24	852	24	785	24
Total
Residential mortgage	$11,151	$434	$15,245	$527	$21,157	$639
Home equity	2,855	133	2,758	114	2,562	113

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below presents the December 31, 2017, 2016 and 2015 unpaid principal balance, carrying value, and average pre- and post-modification interest rates on consumer real estate loans that were modified in TDRs during 2017, 2016 and 2015, and net charge-offs recorded during the period in which the modification occurred. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Consumer Real Estate – TDRs Entered into During 2017, 2016 and 2015 (1)

	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (2)	Net Charge-offs (3)
(Dollars in millions)	December 31, 2017				2017
Residential mortgage	$824	$712	4.43%	4.16%	$6
Home equity	764	590	4.22	3.49	42
Total	$1,588	$1,302	4.33	3.83	$48

	December 31, 2016				2016
Residential mortgage	$1,130	$1,017	4.73%	4.16%	$11
Home equity	849	649	3.95	2.72	61
Total	$1,979	$1,666	4.40	3.54	$72

	December 31, 2015				2015
Residential mortgage	$2,986	$2,655	4.98%	4.43%	$97
Home equity	1,019	775	3.54	3.17	84
Total	$4,005	$3,430	4.61	4.11	$181

(1)	During 2017, there was no forgiveness of principal related to residential mortgage loans in connection with TDRs compared to $13 million and $396 million during 2016 and 2015.

(2)	The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.

(3)	Net charge-offs include amounts recorded on loans modified during the period that are no longer held by the Corporation at December 31, 2017, 2016 and 2015 due to sales and other dispositions.

Bank of America 2017 132

The table below presents the December 31, 2017, 2016 and 2015 carrying value for consumer real estate loans that were modified in a TDR during 2017, 2016 and 2015, by type of modification.

Consumer Real Estate – Modification Programs

	TDRs Entered into During
(Dollars in millions)	2017	2016	2015
Modifications under government programs
Contractual interest rate reduction	$59	$151	$431
Principal and/or interest forbearance	4	13	11
Other modifications (1)	22	23	46
Total modifications under government programs	85	187	488
Modifications under proprietary programs
Contractual interest rate reduction	281	235	219
Capitalization of past due amounts	63	40	79
Principal and/or interest forbearance	38	72	168
Other modifications (1)	55	75	129
Total modifications under proprietary programs	437	422	595
Trial modifications	569	831	1,968
Loans discharged in Chapter 7 bankruptcy (2)	211	226	379
Total modifications	$1,302	$1,666	$3,430

(1)	Includes other modifications such as term or payment extensions and repayment plans.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
The table below presents the carrying value of consumer real estate loans that entered into payment default during 2017, 2016 and 2015 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification.

Consumer Real Estate – TDRs Entering Payment Default that were Modified During the Preceding 12 Months

(Dollars in millions)	2017	2016	2015
Modifications under government programs	$81	$262	$457
Modifications under proprietary programs	138	196	287
Loans discharged in Chapter 7 bankruptcy (1)	116	158	285
Trial modifications (2)	391	824	3,178
Total modifications	$726	$1,440	$4,207

(1)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

(2)	Includes trial modification offers to which the customer did not respond.

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
The following table provides the unpaid principal balance, carrying value and related allowance at December 31, 2017 and 2016, and the average carrying value and interest income recognized for 2017, 2016 and 2015 on TDRs within the Credit Card and Other Consumer portfolio segment.

133 Bank of America 2017

Impaired Loans – Credit Card and Other Consumer

	Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Unpaid Principal Balance	Carrying Value (1)	Related Allowance
(Dollars in millions)	December 31, 2017			December 31, 2016
With no recorded allowance
Direct/Indirect consumer	$58	$28	$—	$49	$22	$—
With an allowance recorded
U.S. credit card	$454	$461	$125	$479	$485	$128
Non-U.S. credit card	n/a	n/a	n/a	88	100	61
Direct/Indirect consumer	1	1	—	3	3	—
Total
U.S. credit card	$454	$461	$125	$479	$485	$128
Non-U.S. credit card	n/a	n/a	n/a	88	100	61
Direct/Indirect consumer	59	29	—	52	25	—

	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
	2017		2016		2015
With no recorded allowance
Direct/Indirect consumer	$21	$2	$20	$—	$22	$—
With an allowance recorded
U.S. credit card	$464	$25	$556	$31	$749	$43
Non-U.S. credit card	47	1	111	3	145	4
Direct/Indirect consumer	2	—	10	1	51	3
Total
U.S. credit card	$464	$25	$556	$31	$749	$43
Non-U.S. credit card	47	1	111	3	145	4
Direct/Indirect consumer	23	2	30	1	73	3

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

n/a = not applicable
The table below provides information on the Corporation’s primary modification programs for the Credit Card and Other Consumer TDR portfolio at December 31, 2017 and 2016.

Credit Card and Other Consumer – TDRs by Program Type at December 31

	Internal Programs		External Programs		Other (1)		Total		Percent of Balances Current or Less Than 30 Days Past Due
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
U.S. credit card	$203	$220	$257	$264	$1	$1	$461	$485	86.92%	88.99%
Non-U.S. credit card	n/a	11	n/a	7	n/a	82	n/a	100	n/a	38.47
Direct/Indirect consumer	1	2	—	1	28	22	29	25	88.16	90.49
Total TDRs by program type	$204	$233	$257	$272	$29	$105	$490	$610	87.00	80.79

(1)	Other TDRs for non-U.S. credit card included modifications of accounts that are ineligible for a fixed payment plan.
n/a = not applicable

Bank of America 2017 134

The table below provides information on the Corporation’s Credit Card and Other Consumer TDR portfolio including the December 31, 2017, 2016 and 2015 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of loans that were modified in TDRs during 2017, 2016 and 2015, and net charge-offs recorded during the period in which the modification occurred.

Credit Card and Other Consumer – TDRs Entered into During 2017, 2016 and 2015

	Unpaid Principal Balance	Carrying Value (1)	Pre- Modification Interest Rate	Post- Modification Interest Rate
(Dollars in millions)	December 31, 2017
U.S. credit card	$203	$213	18.47%	5.32%
Direct/Indirect consumer	37	22	4.81	4.30
Total (2)	$240	$235	17.17	5.22

	December 31, 2016
U.S. credit card	$163	$172	17.54%	5.47%
Non-U.S. credit card	66	75	23.99	0.52
Direct/Indirect consumer	21	13	3.44	3.29
Total (2)	$250	$260	18.73	3.93

	December 31, 2015
U.S. credit card	$205	$218	17.07%	5.08%
Non-U.S. credit card	74	86	24.05	0.53
Direct/Indirect consumer	19	12	5.95	5.19
Total (2)	$298	$316	18.58	3.84

(1)	Includes accrued interest and fees.

(2)	Net charge-offs were $52 million, $74 million and $98 million in 2017, 2016 and 2015, respectively.
Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for impaired credit card and other consumer loans. Based on historical experience, the Corporation estimates that 13 percent of new U.S. credit card TDRs and 15 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification. Loans that entered into payment default during 2017, 2016 and 2015 that had been modified in a TDR during the preceding 12 months were $28 million, $30 million and $43 million for U.S. credit card, $0, $127 million and $152 million for non-U.S. credit card, and $4 million, $2 million and $3 million for direct/indirect consumer.
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
At December 31, 2017 and 2016, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were $205 million and $461 million.
Commercial foreclosed properties totaled $52 million and $14 million at December 31, 2017 and 2016.

135 Bank of America 2017

The table below provides information on impaired loans in the Commercial loan portfolio segment including the unpaid principal balance, carrying value and related allowance at December 31, 2017 and 2016, and the average carrying value and interest income recognized for 2017, 2016 and 2015. Certain impaired commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Commercial

	Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
(Dollars in millions)	December 31, 2017			December 31, 2016
With no recorded allowance
U.S. commercial	$576	$571	$—	$860	$827	$—
Non-U.S. commercial	14	11	—	130	130	—
Commercial real estate	83	80	—	77	71	—
With an allowance recorded
U.S. commercial	$1,393	$1,109	$98	$2,018	$1,569	$132
Non-U.S. commercial	528	507	58	545	432	104
Commercial real estate	133	41	4	243	96	10
Commercial lease financing	20	18	3	6	4	—
U.S. small business commercial (1)	84	70	27	85	73	27
Total
U.S. commercial	$1,969	$1,680	$98	$2,878	$2,396	$132
Non-U.S. commercial	542	518	58	675	562	104
Commercial real estate	216	121	4	320	167	10
Commercial lease financing	20	18	3	6	4	—
U.S. small business commercial (1)	84	70	27	85	73	27

	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
	2017		2016		2015
With no recorded allowance
U.S. commercial	$772	$12	$787	$14	$688	$14
Non-U.S. commercial	46	—	34	1	29	1
Commercial real estate	69	1	67	—	75	1
With an allowance recorded
U.S. commercial	$1,260	$33	$1,569	$59	$953	$48
Non-U.S. commercial	463	13	409	14	125	7
Commercial real estate	73	2	92	4	216	7
Commercial lease financing	8	—	2	—	—	—
U.S. small business commercial (1)	73	—	87	1	109	1
Total
U.S. commercial	$2,032	$45	$2,356	$73	$1,641	$62
Non-U.S. commercial	509	13	443	15	154	8
Commercial real estate	142	3	159	4	291	8
Commercial lease financing	8	—	2	—	—	—
U.S. small business commercial (1)	73	—	87	1	109	1

(1)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

Bank of America 2017 136

The table below presents the December 31, 2017, 2016 and 2015 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during 2017, 2016 and 2015, and net charge-offs that were recorded during the period in which the modification occurred. The table below includes loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Commercial – TDRs Entered into During 2017, 2016 and 2015

	Unpaid Principal Balance	Carrying Value
(Dollars in millions)	December 31, 2017
U.S. commercial	$1,033	$922
Non-U.S. commercial	105	105
Commercial real estate	35	24
Commercial lease financing	20	17
U.S. small business commercial (1)	13	13
Total (2)	$1,206	$1,081

	December 31, 2016
U.S. commercial	$1,556	$1,482
Non-U.S. commercial	255	253
Commercial real estate	77	77
Commercial lease financing	6	4
U.S. small business commercial (1)	1	1
Total (2)	$1,895	$1,817

	December 31, 2015
U.S. commercial	$853	$779
Non-U.S. commercial	329	326
Commercial real estate	42	42
U.S. small business commercial (1)	14	11
Total (2)	$1,238	$1,158

(1)	U.S. small business commercial TDRs are comprised of renegotiated small business card loans.

(2)	Net charge-offs were $138 million, $137 million and $31 million in 2017, 2016 and 2015, respectively.
A commercial TDR is generally deemed to be in payment default when the loan is 90 days or more past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral when measuring the allowance for loan and lease losses. TDRs that were in payment default had a carrying value of $64 million, $140 million and $105 million for U.S. commercial and $19 million, $34 million and $25 million for commercial real estate at December 31, 2017, 2016 and 2015, respectively.
Purchased Credit-impaired Loans
The table below shows activity for the accretable yield on PCI loans, which include the Countrywide Financial Corporation (Countrywide) portfolio and loans repurchased in connection with the 2013 settlement with FNMA. The amount of accretable yield is affected by changes in credit outlooks, including metrics such as default rates and loss severities, prepayment speeds, which can change the amount and period of time over which interest payments are expected to be received, and the interest rates on variable rate loans. The reclassifications from nonaccretable difference during 2017 and 2016 were primarily due to an increase in the expected principal and interest cash flows due to lower default estimates and rising interest rate environment.

Rollforward of Accretable Yield

(Dollars in millions)
Accretable yield, January 1, 2016	$4,569
Accretion	(722)
Disposals/transfers	(486)
Reclassifications from nonaccretable difference	444
Accretable yield, December 31, 2016	3,805
Accretion	(601)
Disposals/transfers	(634)
Reclassifications from nonaccretable difference	219
Accretable yield, December 31, 2017	$2,789
During 2017 and 2016, the Corporation sold PCI loans with a carrying value of $803 million and $549 million. For more information on PCI loans, see Note 1 – Summary of Significant Accounting Principles and for the carrying value and valuation allowance for PCI loans, see Note 5 – Allowance for Credit Losses.
Loans Held-for-sale
The Corporation had LHFS of $11.4 billion and $9.1 billion at December 31, 2017 and 2016. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $41.3 billion, $32.6 billion and $41.2 billion for 2017, 2016 and 2015, respectively. Cash used for originations and purchases of LHFS totaled $43.5 billion, $33.1 billion and $37.9 billion for 2017, 2016 and 2015, respectively.

137 Bank of America 2017

NOTE 5 Allowance for Credit Losses
The table below summarizes the changes in the allowance for credit losses by portfolio segment for 2017, 2016 and 2015.

	Consumer Real Estate (1)	Credit Card and Other Consumer	Commercial	Total Allowance
(Dollars in millions)	2017
Allowance for loan and lease losses, January 1	$2,750	$3,229	$5,258	$11,237
Loans and leases charged off	(770)	(3,774)	(1,075)	(5,619)
Recoveries of loans and leases previously charged off	657	809	174	1,640
Net charge-offs (2)	(113)	(2,965)	(901)	(3,979)
Write-offs of PCI loans (3)	(207)	—	—	(207)
Provision for loan and lease losses (4)	(710)	3,437	654	3,381
Other (5)	—	(38)	(1)	(39)
Allowance for loan and lease losses, December 31	1,720	3,663	5,010	10,393
Reserve for unfunded lending commitments, January 1	—	—	762	762
Provision for unfunded lending commitments	—	—	15	15
Reserve for unfunded lending commitments, December 31	—	—	777	777
Allowance for credit losses, December 31	$1,720	$3,663	$5,787	$11,170

	2016
Allowance for loan and lease losses, January 1	$3,914	$3,471	$4,849	$12,234
Loans and leases charged off	(1,155)	(3,553)	(740)	(5,448)
Recoveries of loans and leases previously charged off	619	770	238	1,627
Net charge-offs (2)	(536)	(2,783)	(502)	(3,821)
Write-offs of PCI loans (3)	(340)	—	—	(340)
Provision for loan and lease losses (4)	(258)	2,826	1,013	3,581
Other (5)	(30)	(42)	(102)	(174)
Total allowance for loan and lease losses, December 31	2,750	3,472	5,258	11,480
Less: Allowance included in assets of business held for sale (6)	—	(243)	—	(243)
Allowance for loan and lease losses, December 31	2,750	3,229	5,258	11,237
Reserve for unfunded lending commitments, January 1	—	—	646	646
Provision for unfunded lending commitments	—	—	16	16
Other (5)	—	—	100	100
Reserve for unfunded lending commitments, December 31	—	—	762	762
Allowance for credit losses, December 31	$2,750	$3,229	$6,020	$11,999

	2015
Allowance for loan and lease losses, January 1	$5,935	$4,047	$4,437	$14,419
Loans and leases charged off	(1,841)	(3,620)	(644)	(6,105)
Recoveries of loans and leases previously charged off	732	813	222	1,767
Net charge-offs	(1,109)	(2,807)	(422)	(4,338)
Write-offs of PCI loans (3)	(808)	—	—	(808)
Provision for loan and lease losses (4)	(70)	2,278	835	3,043
Other (5)	(34)	(47)	(1)	(82)
Allowance for loan and lease losses, December 31	3,914	3,471	4,849	12,234
Reserve for unfunded lending commitments, January 1	—	—	528	528
Provision for unfunded lending commitments	—	—	118	118
Reserve for unfunded lending commitments, December 31	—	—	646	646
Allowance for credit losses, December 31	$3,914	$3,471	$5,495	$12,880

(1)	Includes valuation allowance associated with the PCI loan portfolio.

(2)
Includes net charge-offs related to the non-U.S. credit card loan portfolio, which was included in assets of business held for sale on the Consolidated Balance Sheet at December 31, 2016. In 2017, the Corporation sold its non-U.S. consumer credit card business.

(3)	Includes write-offs of $87 million, $60 million and $234 million associated with the sale of PCI loans in 2017, 2016 and 2015, respectively.

(4)	Includes provision expense of $76 million and a benefit of $45 million and $40 million associated with the PCI loan portfolio in 2017, 2016 and 2015, respectively.

(5)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, foreign currency translation adjustments, transfers to held-for-sale and certain other reclassifications.

(6)	Represents allowance for loan and lease losses related to the non-U.S. credit card loan portfolio, which was sold in 2017.

Bank of America 2017 138

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at December 31, 2017 and 2016.

Allowance and Carrying Value by Portfolio Segment

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	December 31, 2017
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$348	$125	$190	$663
Carrying value (3)	12,554	490	2,407	15,451
Allowance as a percentage of carrying value	2.77%	25.51%	7.89%	4.29%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$1,083	$3,538	$4,820	$9,441
Carrying value (3, 4)	238,284	192,303	474,284	904,871
Allowance as a percentage of carrying value (4)	0.45%	1.84%	1.02%	1.04%
Purchased credit-impaired loans
Valuation allowance	$289	n/a	n/a	$289
Carrying value gross of valuation allowance	10,717	n/a	n/a	10,717
Valuation allowance as a percentage of carrying value	2.70%	n/a	n/a	2.70%
Total
Allowance for loan and lease losses	$1,720	$3,663	$5,010	$10,393
Carrying value (3, 4)	261,555	192,793	476,691	931,039
Allowance as a percentage of carrying value (4)	0.66%	1.90%	1.05%	1.12%

	December 31, 2016
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses (2)	$356	$189	$273	$818
Carrying value (3)	15,408	610	3,202	19,220
Allowance as a percentage of carrying value	2.31%	30.98%	8.53%	4.26%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$1,975	$3,283	$4,985	$10,243
Carrying value (3, 4)	229,094	197,470	449,290	875,854
Allowance as a percentage of carrying value (4)	0.86%	1.66%	1.11%	1.17%
Purchased credit-impaired loans
Valuation allowance	$419	n/a	n/a	$419
Carrying value gross of valuation allowance	13,738	n/a	n/a	13,738
Valuation allowance as a percentage of carrying value	3.05%	n/a	n/a	3.05%
Less: Assets of business held for sale (5)
Allowance for loan and lease losses (6)	n/a	$(243)	n/a	$(243)
Carrying value (3)	n/a	(9,214)	n/a	(9,214)
Total
Allowance for loan and lease losses	$2,750	$3,229	$5,258	$11,237
Carrying value (3, 4)	258,240	188,866	452,492	899,598
Allowance as a percentage of carrying value (4)	1.06%	1.71%	1.16%	1.25%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Allowance for loan and lease losses includes $27 million related to impaired U.S. small business commercial at both December 31, 2017 and 2016.

(3)	Amounts are presented gross of the allowance for loan and lease losses.

(4)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $5.7 billion and $7.1 billion at December 31, 2017 and 2016.

(5)
Represents allowance for loan and lease losses and loans related to the non-U.S. credit card loan portfolio, which was included in assets of business held for sale on the Consolidated Balance Sheet at December 31, 2016. In 2017, the Corporation sold its non-U.S. consumer credit card business.

(6)	Includes $61 million of allowance for loan and lease losses related to impaired loans and TDRs and $182 million related to loans collectively evaluated for impairment at December 31, 2016.
n/a = not applicable

139 Bank of America 2017

NOTE 6 Securitizations and Other Variable Interest Entities
The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The Corporation routinely securitizes loans and debt securities using VIEs as a source of funding for the Corporation and as a means of transferring the economic risk of the loans or debt securities to third parties. The assets are transferred into a trust or other securitization vehicle such that the assets are legally isolated from the creditors of the Corporation and are not available to satisfy its obligations. These assets can only be used to settle obligations of the trust or other securitization vehicle. The Corporation also administers, structures or invests in other VIEs including CDOs, investment vehicles and other entities. For more information on the Corporation’s use of VIEs, see Note 1 – Summary of Significant Accounting Principles.
The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at December 31, 2017 and 2016 in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum loss exposure at December 31, 2017 and 2016 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments, such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.
The Corporation invests in ABS issued by third-party VIEs with which it has no other form of involvement and enters into certain commercial lending arrangements that may also incorporate the use of VIEs, for example to hold collateral. These securities and loans are included in Note 3 – Securities or Note 4 – Outstanding Loans and Leases. In addition, the Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities. For more information, see Note 11 – Long-term Debt. These VIEs, which are generally not consolidated by the Corporation, as applicable, are not included in the tables herein.
Except as described below, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during 2017, 2016 and 2015 that it was not previously contractually required to provide, nor does it intend to do so.
First-lien Mortgage Securitizations
First-lien Mortgages
As part of its mortgage banking activities, the Corporation securitizes a portion of the first-lien residential mortgage loans it originates or purchases from third parties, generally in the form of RMBS guaranteed by government-sponsored enterprises, FNMA and FHLMC (collectively the GSEs), or the Government National Mortgage Association (GNMA) primarily in the case of FHA-insured and U.S. Department of Veterans Affairs (VA)-guaranteed mortgage loans. Securitization usually occurs in conjunction with or shortly after origination or purchase, and the Corporation may also securitize loans held in its residential mortgage portfolio. In addition, the Corporation may, from time to time, securitize commercial mortgages it originates or purchases from other entities. The Corporation typically services the loans it securitizes. Further, the Corporation may retain beneficial interests in the securitization trusts including senior and subordinate securities and equity tranches issued by the trusts. Except as described below and in Note 7 – Representations and Warranties Obligations and Corporate Guarantees, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties.
The table below summarizes select information related to first-lien mortgage securitizations for 2017, 2016 and 2015.

First-lien Mortgage Securitizations
	Residential Mortgage - Agency			Commercial Mortgage
(Dollars in millions)	2017	2016	2015	2017	2016	2015
Cash proceeds from new securitizations (1)	$14,467	$24,201	$27,164	$5,641	$3,887	$7,945
Gains on securitizations (2)	158	370	894	91	38	49
Repurchases from securitization trusts (3)	2,713	3,611	3,716	—	—	—

(1)
The Corporation transfers residential mortgage loans to securitizations sponsored by the GSEs or GNMA in the normal course of business and receives RMBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $243 million, $487 million and $750 million net of hedges, during 2017, 2016 and 2015, respectively, are not included in the table above.

(3)
The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.

In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $1.9 billion, $4.2 billion and $22.3 billion in connection with first-lien mortgage securitizations in 2017, 2016 and 2015. The receipt of these securities represents non-cash operating and investing activities and, accordingly, is not reflected in the Consolidated Statement of Cash Flows. Substantially all of these securities were initially classified as Level 2 assets within the fair value hierarchy. During 2017, 2016 and 2015, there were no changes to the initial classification.

Bank of America 2017 140

The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $277.6 billion and $326.2 billion at December 31, 2017 and 2016. Servicing fee and ancillary fee income on serviced loans was $893 million, $1.2 billion and $1.4 billion in 2017, 2016 and 2015. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $4.5 billion and $6.2 billion at December 31, 2017 and 2016. For more information on MSRs, see Note 20 – Fair Value Measurements.
During 2016 and 2015, the Corporation deconsolidated agency residential mortgage securitization vehicles with total assets of $3.8 billion and $4.5 billion, and total liabilities of $628 million and $0 following the sale of retained interests to third parties, after which the Corporation no longer had the unilateral ability to liquidate the vehicles. Of the balances deconsolidated in 2016, $706 million of assets and $628 million of liabilities represent non-cash investing and financing activities and, accordingly, are not reflected on the Consolidated Statement of Cash Flows. Gains on sale of $125 million and $287 million in 2016 and 2015 related to these deconsolidations were recorded in other income in the Consolidated Statement of Income. There were no deconsolidations of agency residential mortgage securitizations in 2017.
The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at December 31, 2017 and 2016.

First-lien Mortgage VIEs
	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
	December 31
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Unconsolidated VIEs
Maximum loss exposure (1)	$19,110	$22,661	$689	$757	$2,643	$2,750	$403	$560	$585	$344
On-balance sheet assets
Senior securities:
Trading account assets	$716	$1,399	$6	$20	$10	$112	$50	$118	$108	$51
Debt securities carried at fair value	15,036	17,620	477	441	2,221	2,235	351	305	—	—
Held-to-maturity securities	3,348	3,630	—	—	—	—	—	—	274	64
Subordinate securities	—	—	5	9	38	25	2	24	69	81
Residual interests	—	—	—	—	—	—	—	—	19	25
All other assets (2)	10	12	—	28	—	—	—	113	—	—
Total retained positions	$19,110	$22,661	$488	$498	$2,269	$2,372	$403	$560	$470	$221
Principal balance outstanding (3)	$232,761	$265,332	$10,549	$16,280	$10,254	$19,373	$28,129	$35,788	$26,504	$23,826

Consolidated VIEs
Maximum loss exposure (1)	$14,502	$18,084	$571	$—	$—	$—	$—	$25	$—	$—
On-balance sheet assets
Trading account assets	$232	$434	$571	$—	$—	$—	$—	$99	$—	$—
Loans and leases, net	14,030	17,223	—	—	—	—	—	—	—	—
All other assets	240	427	—	—	—	—	—	—	—	—
Total assets	$14,502	$18,084	$571	$—	$—	$—	$—	$99	$—	$—
On-balance sheet liabilities
Long-term debt	$—	$—	$—	$—	$—	$—	$—	$74	$—	$—
All other liabilities	3	4	—	—	—	—	—	—	—	—
Total liabilities	$3	$4	$—	$—	$—	$—	$—	$74	$—	$—

(1)
Maximum loss exposure includes obligations under loss-sharing reinsurance and other arrangements for non-agency residential mortgage and commercial mortgage securitizations, but excludes the reserve for representations and warranties obligations and corporate guarantees and also excludes servicing advances and other servicing rights and obligations. For more information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees and Note 20 – Fair Value Measurements.

(2)
Not included in the table above are all other assets of $148 million and $189 million, representing the unpaid principal balance of mortgage loans eligible for repurchase from unconsolidated residential mortgage securitization vehicles, principally guaranteed by GNMA, and all other liabilities of $148 million and $189 million, representing the principal amount that would be payable to the securitization vehicles if the Corporation was to exercise the repurchase option, at December 31, 2017 and 2016.

(3)	Principal balance outstanding includes loans where the Corporation was the transferor to securitization vehicles with which it has continuing involvement, which may include servicing the loans.

141 Bank of America 2017

Other Asset-backed Securitizations
The table below summarizes select information related to home equity loan, credit card and other asset-backed VIEs in which the Corporation held a variable interest at December 31, 2017 and 2016.

Home Equity Loan, Credit Card and Other Asset-backed VIEs

	Home Equity Loan (1)		Credit Card (2, 3)		Resecuritization Trusts		Municipal Bond Trusts
	December 31
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Unconsolidated VIEs
Maximum loss exposure	$1,522	$2,732	$—	$—	$8,204	$9,906	$1,631	$1,635
On-balance sheet assets
Senior securities (4):
Trading account assets	$—	$—	$—	$—	$869	$902	$33	$—
Debt securities carried at fair value	36	46	—	—	1,661	2,338	—	—
Held-to-maturity securities	—	—	—	—	5,644	6,569	—	—
Subordinate securities (4)	—	—	—	—	30	97	—	—
Total retained positions	$36	$46	$—	$—	$8,204	$9,906	$33	$—
Total assets of VIEs (5)	$2,432	$4,274	$—	$—	$19,281	$22,155	$2,287	$2,406

Consolidated VIEs
Maximum loss exposure	$112	$149	$24,337	$25,859	$628	$420	$1,453	$1,442
On-balance sheet assets
Trading account assets	$—	$—	$—	$—	$1,557	$1,428	$1,452	$1,454
Loans and leases	177	244	32,554	35,135	—	—	—	—
Allowance for loan and lease losses	(9)	(16)	(988)	(1,007)	—	—	—	—
All other assets	6	7	1,385	793	—	—	1	—
Total assets	$174	$235	$32,951	$34,921	$1,557	$1,428	$1,453	$1,454
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—	$312	$348
Long-term debt	76	108	8,598	9,049	929	1,008	—	12
All other liabilities	—	—	16	13	—	—	—	—
Total liabilities	$76	$108	$8,614	$9,062	$929	$1,008	$312	$360

(1)
For unconsolidated home equity loan VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves. For both consolidated and unconsolidated home equity loan VIEs, the maximum loss exposure excludes the reserve for representations and warranties obligations and corporate guarantees. For more information, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees.

(2)	At December 31, 2017 and 2016, loans and leases in the consolidated credit card trust included $15.6 billion and $17.6 billion of seller’s interest.

(3)	At December 31, 2017 and 2016, all other assets in the consolidated credit card trust included restricted cash, certain short-term investments, and unbilled accrued interest and fees.

(4)	The retained senior and subordinate securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).

(5)	Total assets include loans the Corporation transferred with which it has continuing involvement, which may include servicing the loan.
Home Equity Loans
The Corporation retains interests in home equity securitization trusts to which it transferred home equity loans. These retained interests primarily include senior securities. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. This obligation is included in the maximum loss exposure in the table above. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn portion of the home equity lines of credit (HELOCs), performance of the loans, the amount of subsequent draws and the timing of related cash flows.
During 2015, the Corporation deconsolidated several HELOC trusts with total assets of $488 million and total liabilities of $611 million as its obligation to provide subordinated funding is no longer considered to be a potentially significant variable interest in the trusts following a decline in the amount of credit available to be drawn by borrowers. In connection with deconsolidation, the Corporation recorded a gain of $123 million in other income in the Consolidated Statement of Income. The derecognition of assets and liabilities represents non-cash investing and financing activities and, accordingly, is not reflected on the Consolidated Statement of Cash Flows. There were no deconsolidations of HELOC trusts in 2017 or 2016.

Credit Card Securitizations
The Corporation securitizes originated and purchased credit card loans. The Corporation’s continuing involvement with the securitization trust includes servicing the receivables, retaining an undivided interest (seller’s interest) in the receivables, and holding certain retained interests including subordinate interests in accrued interest and fees on the securitized receivables and cash reserve accounts.
During 2017, 2016 and 2015, new senior debt securities issued to third-party investors from the credit card securitization trust were $3.1 billion, $750 million and $2.3 billion.
At December 31, 2017 and 2016, the Corporation held subordinate securities issued by the credit card securitization trust with a notional principal amount of $7.4 billion and $7.5 billion. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. During 2017, 2016 and 2015, the credit card securitization trust issued $500 million, $121 million and $371 million of these subordinate securities.

Bank of America 2017 142

Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization vehicles at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $25.1 billion, $23.4 billion and $30.7 billion of securities in 2017, 2016 and 2015. Securities transferred into resecuritization vehicles during 2017, 2016 and 2015 were measured at fair value with changes in fair value recorded in trading account profits prior to the resecuritization and no gain or loss on sale was recorded. During 2017, 2016 and 2015, resecuritization proceeds included securities with an initial fair value of $3.3 billion, $3.3 billion and $9.8 billion, including $6.9 billion which were classified as HTM during 2015. Substantially all of the other securities received as resecuritization proceeds were classified as trading securities and were categorized as Level 2 within the fair value hierarchy.

Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $1.6 billion at both December 31, 2017 and 2016. The weighted-average remaining life of bonds held in the trusts at December 31, 2017 was 6.0 years. There were no material write-downs or downgrades of assets or issuers during 2017, 2016 and 2015.
Other Variable Interest Entities
The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at December 31, 2017 and 2016.

Other VIEs

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
	December 31
(Dollars in millions)	2017			2016
Maximum loss exposure	$4,660	$19,785	$24,445	$6,114	$17,754	$23,868
On-balance sheet assets
Trading account assets	$2,709	$346	$3,055	$2,358	$233	$2,591
Debt securities carried at fair value	—	160	160	—	122	122
Loans and leases	2,152	3,596	5,748	3,399	3,249	6,648
Allowance for loan and lease losses	(3)	(32)	(35)	(9)	(24)	(33)
Loans held-for-sale	27	940	967	188	464	652
All other assets	62	14,276	14,338	369	13,156	13,525
Total	$4,947	$19,286	$24,233	$6,305	$17,200	$23,505
On-balance sheet liabilities
Long-term debt (1)	$270	$—	$270	$395	$—	$395
All other liabilities	18	3,417	3,435	24	2,959	2,983
Total	$288	$3,417	$3,705	$419	$2,959	$3,378
Total assets of VIEs	$4,947	$69,746	$74,693	$6,305	$62,269	$68,574

(1)	Includes $1 million and $229 million of long-term debt at December 31, 2017 and 2016 issued by other consolidated VIEs, which has recourse to the general credit of the Corporation.
Customer Vehicles
Customer vehicles include credit-linked, equity-linked and commodity-linked note vehicles, repackaging vehicles, and asset acquisition vehicles, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s maximum loss exposure to consolidated and unconsolidated customer vehicles totaled $2.3 billion and $2.9 billion at December 31, 2017 and 2016, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the vehicles. The Corporation also had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated vehicles of $442 million and $323 million at December 31, 2017 and 2016, that are included in the table above.
Collateralized Debt Obligation Vehicles
The Corporation receives fees for structuring CDO vehicles, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO vehicles fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $358 million and $430 million at December 31, 2017 and 2016.
Investment Vehicles
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment vehicles that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At December 31, 2017 and 2016, the Corporation’s consolidated investment vehicles had total assets of $249 million and $846 million. The Corporation also held investments in unconsolidated vehicles with total assets of $20.3 billion and $17.3 billion at December 31, 2017 and 2016. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment vehicles totaled $5.7 billion and $5.1 billion at December 31, 2017 and 2016 comprised primarily of on-balance sheet assets less non-recourse liabilities.
In prior periods, the Corporation transferred servicing advance receivables to independent third parties in connection with the sale of MSRs. Portions of the receivables were transferred into unconsolidated securitization trusts. The Corporation retained senior interests in such receivables with a maximum loss exposure and funding obligation of $50 million and $150 million,

143 Bank of America 2017

including a funded balance of $39 million and $75 million at December 31, 2017 and 2016, which were classified in other debt securities carried at fair value.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $2.0 billion and $2.6 billion at December 31, 2017 and 2016. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
Tax Credit Vehicles
The Corporation holds investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, wind and solar projects. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the vehicle. The Corporation earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure included in the Other VIEs table was $13.8 billion and $12.6 billion at December 31, 2017 and 2016. The Corporation’s risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment.
The Corporation’s investments in affordable housing partnerships, which are reported in other assets on the Consolidated Balance Sheet, totaled $8.0 billion and $7.4 billion, including unfunded commitments to provide capital contributions of $3.1 billion and $2.7 billion at December 31, 2017 and 2016. The unfunded commitments are expected to be paid over the next 5 years. During 2017, 2016 and 2015, the Corporation recognized tax credits and other tax benefits from investments in affordable housing partnerships of $1.0 billion, $1.1 billion and $928 million and reported pre-tax losses in other noninterest income of $766 million, $789 million and $629 million, respectively. Tax credits are recognized as part of the Corporation’s annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent. The Corporation may from time to time be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant.
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

Settlement Actions
The Corporation has vigorously contested any request for repurchase where it has concluded that a valid basis for repurchase does not exist and will continue to do so in the future. However, in an effort to resolve legacy mortgage-related issues, the Corporation has reached bulk settlements, certain of which have been for significant amounts, in lieu of a loan-by-loan review process. The Corporation’s liability in connection with the transactions and claims not covered by these settlements could be material to the Corporation’s results of operations or liquidity for any particular reporting period. The Corporation may reach other settlements in the future if opportunities arise on terms it believes to be advantageous. However, there can be no assurance that the Corporation will reach future settlements or, if it does, that the terms of past settlements can be relied upon to predict the terms of future settlements.
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
The table below presents unresolved repurchase claims at December 31, 2017 and 2016. The unresolved repurchase claims include only claims where the Corporation believes that the counterparty has the contractual right to submit claims. The unresolved repurchase claims predominantly relate to subprime and pay option first-lien loans and home equity loans originated primarily between 2004 and 2008. For more information, see Private-label Securitizations and Whole-loan Sales Experience in this Note and Note 12 – Commitments and Contingencies.

Unresolved Repurchase Claims by Counterparty, Net of Duplicate Claims

	December 31
(Dollars in millions)	2017	2016
By counterparty
Private-label securitization trustees, whole-loan investors, including third-party securitization sponsors and other (1)	$16,064	$16,685
Monolines	1,565	1,583
GSEs	5	9
Total unresolved repurchase claims by counterparty, net of duplicate claims	$17,634	$18,277

(1)	Includes $11.4 billion and $11.9 billion of claims based on individual file reviews and $4.7 billion and $4.8 billion of claims submitted without individual file reviews at December 31, 2017 and 2016.
During 2017, the Corporation received $151 million in new repurchase claims and $794 million in claims were resolved, including $640 million related to settlements. Of the remaining unresolved monoline claims, substantially all of the claims pertain to second-lien loans and are currently the subject of litigation with a single monoline insurer. There may be additional claims or file requests in the future.

Bank of America 2017 144

In addition to the unresolved repurchase claims in the Unresolved Repurchase Claims by Counterparty, Net of Duplicate Claims table, the Corporation has received notifications from a sponsor of third-party securitizations with whom the Corporation engaged in whole-loan transactions indicating that the Corporation may have indemnity obligations with respect to specific loans for which the Corporation has not received a repurchase request. These notifications were received prior to 2015, and totaled $1.3 billion at both December 31, 2017 and 2016. During 2017, the Corporation reached agreements with certain parties requesting indemnity. One such agreement is subject to acceptance by a securitization trustee. The impact of these agreements is included in the provision and reserve for representations and warranties.
The presence of repurchase claims on a given trust, receipt of notices of indemnification obligations and receipt of other communications, as discussed above, are all factors that inform the Corporation’s reserve for representations and warranties and the corresponding estimated range of possible loss.
Private-label Securitizations and Whole-loan Sales Experience
The notional amount of unresolved repurchase claims at December 31, 2017 and 2016 included $6.9 billion and $5.6 billion of claims related to loans in specific private-label securitization groups or tranches where the Corporation owns substantially all of the outstanding securities or will otherwise realize the benefit of any repurchase claims paid.
The overall decrease in the notional amount of outstanding unresolved repurchase claims in 2017 was primarily due to claims that were resolved as a result of settlements. Outstanding repurchase claims remained unresolved primarily due to (1) the level of detail, support and analysis accompanying such claims, which impact overall claim quality and, therefore, claims resolution, and (2) the lack of an established process to resolve disputes related to these claims.
The Corporation reviews properly presented repurchase claims on a loan-by-loan basis. For time-barred claims, the counterparty is informed that the claim is denied on the basis of the statute of limitations and the claim is treated as resolved. For timely claims, if the Corporation, after review, does not believe a claim is valid, it will deny the claim and generally indicate a reason for the denial. If the counterparty agrees with the Corporation’s denial of the claim, the counterparty may rescind the claim. If there is a disagreement as to the resolution of the claim, meaningful dialogue and negotiation between the parties are generally necessary to reach a resolution on an individual claim. The Corporation has performed an initial review with respect to substantially all outstanding claims and, although the Corporation does not believe a valid basis for repurchase has been established by the claimant, it considers such claims activity in the computation of its liability for representations and warranties.
Reserve and Estimated Range of Possible Loss
The reserve for representations and warranties and corporate guarantees is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in mortgage banking income in the Consolidated Statement of Income. The reserve for representations and warranties is established when those obligations are both probable and reasonably estimable.
The Corporation’s representations and warranties reserve and the corresponding estimated range of possible loss at December 31, 2017 consider, among other things, the repurchase experience implied in prior settlements, and uses the experience implied in those prior settlements in the assessment for those trusts where the Corporation has a continuing possibility of timely claims in order to determine the representations and warranties reserve and the corresponding estimated range of possible loss.
The table below presents a rollforward of the reserve for representations and warranties and corporate guarantees.

Representations and Warranties and Corporate Guarantees

(Dollars in millions)	2017	2016
Reserve for representations and warranties and corporate guarantees, January 1	$2,339	$11,326
Additions for new sales	4	4
Payments (1)	(814)	(9,097)
Provision	393	106
Reserve for representations and warranties and corporate guarantees, December 31	$1,922	$2,339

(1)	In February 2016, the Corporation made an $8.5 billion settlement payment as part of the settlement with BNY Mellon.
The representations and warranties reserve represents the Corporation’s best estimate of probable incurred losses as of December 31, 2017. However, it is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures.
The Corporation currently estimates that the range of possible loss for representations and warranties exposures could be up to $1 billion over existing accruals at December 31, 2017. This estimate is lower than the estimate at December 31, 2016 due to recent reductions in risk as we reach settlements with counterparties. The Corporation treats claims that are time-barred as resolved and does not consider such claims in the estimated range of possible loss. The estimated range of possible loss reflects principally exposures related to loans in private-label securitization trusts, including related indemnity claims. It represents a reasonably possible loss, but does not represent a probable loss, and is based on currently available information, significant judgment and a number of assumptions that are subject to change.
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
Future provisions and/or ranges of possible loss for representations and warranties may be significantly impacted if actual experiences are different from the Corporation’s assumptions in predictive models.

145 Bank of America 2017

NOTE 8 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment and All Other at December 31, 2017 and 2016. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill

	December 31
(Dollars in millions)	2017	2016
Consumer Banking	$30,123	$30,123
Global Wealth & Investment Management	9,677	9,681
Global Banking	23,923	23,923
Global Markets	5,182	5,197
All Other	46	820
Less: Goodwill of business held for sale (1)	—	(775)
Total goodwill	$68,951	$68,969

(1)
Reflects the goodwill assigned to the non-U.S. consumer credit card business, which was included in assets of business held for sale on the Consolidated Balance Sheet at December 31, 2016. In 2017, the Corporation sold its non-U.S. consumer credit card business.

During 2017, the Corporation completed its annual goodwill impairment test as of June 30, 2017 for all applicable reporting units. Based on the results of the annual goodwill impairment test, the Corporation determined there was no impairment.
Intangible Assets
The table below presents the gross and net carrying values and accumulated amortization for intangible assets at December 31, 2017 and 2016.

Intangible Assets (1, 2)

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(Dollars in millions)	December 31, 2017			December 31, 2016
Purchased credit card and affinity relationships	$5,919	$5,604	$315	$6,830	$6,243	$587
Core deposit and other intangibles (3)	3,835	2,140	1,695	3,836	2,046	1,790
Customer relationships	3,886	3,584	302	3,887	3,275	612
Total intangible assets (4)	$13,640	$11,328	$2,312	$14,553	$11,564	$2,989

(1)	Excludes fully amortized intangible assets.

(2)	At December 31, 2017 and 2016, none of the intangible assets were impaired.

(3)	Includes $1.6 billion at both December 31, 2017 and 2016 of intangible assets associated with trade names that have an indefinite life and, accordingly, are not amortized.

(4)
Includes $67 million at December 31, 2016 of intangible assets assigned to the non-U.S. consumer credit card business, which was included in assets of business held for sale on the Consolidated Balance Sheet at December 31, 2016.

Amortization of intangibles expense was $621 million, $730 million and $834 million for 2017, 2016 and 2015. The Corporation estimates aggregate amortization expense will be $538 million, $105 million and $53 million for the years through 2020 and none for the years thereafter.

Bank of America 2017 146

NOTE 9 Deposits
The table below presents information about the Corporation’s time deposits of $100 thousand or more at December 31, 2017 and 2016. The Corporation also had aggregate time deposits of $17.0 billion and $18.3 billion in denominations that met or exceeded the Federal Deposit Insurance Corporation (FDIC) insurance limit at December 31, 2017 and 2016.

Time Deposits of $100 Thousand or More

	December 31, 2017				December 31 2016
(Dollars in millions)	Three Months or Less	Over Three Months to Twelve Months	Thereafter	Total	Total
U.S. certificates of deposit and other time deposits	$12,505	$10,660	$2,027	$25,192	$32,898
Non-U.S. certificates of deposit and other time deposits	10,561	3,652	1,259	15,472	14,677
The scheduled contractual maturities for total time deposits at December 31, 2017 are presented in the table below.

Contractual Maturities of Total Time Deposits

(Dollars in millions)	U.S.	Non-U.S.	Total
Due in 2018	$46,774	$14,264	$61,038
Due in 2019	2,623	657	3,280
Due in 2020	1,661	49	1,710
Due in 2021	514	15	529
Due in 2022	452	562	1,014
Thereafter	264	9	273
Total time deposits	$52,288	$15,556	$67,844
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

	Amount	Rate	Amount	Rate
(Dollars in millions)	2017		2016
Federal funds sold and securities borrowed or purchased under agreements to resell
Average during year	$222,818	1.07%	$216,161	0.52%
Maximum month-end balance during year	237,064	n/a	225,015	n/a
Federal funds purchased and securities loaned or sold under agreements to repurchase
Average during year	$199,501	1.30%	$183,818	0.97%
Maximum month-end balance during year	218,017	n/a	196,631	n/a
Short-term borrowings
Average during year	37,337	2.48%	29,440	1.95%
Maximum month-end balance during year	46,202	n/a	33,051	n/a
n/a = not applicable
Bank of America, N.A. maintains a global program to offer up to a maximum of $75 billion outstanding at any one time, of bank notes with fixed or floating rates and maturities of at least seven days from the date of issue. Short-term bank notes outstanding under this program totaled $14.2 billion and $9.3 billion at December 31, 2017 and 2016. These short-term bank notes, along with FHLB advances, U.S. Treasury tax and loan notes, and term federal funds purchased, are included in short-term borrowings on the Consolidated Balance Sheet.

147 Bank of America 2017

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

The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at December 31, 2017 and 2016. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 2 – Derivatives.

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	December 31, 2017
Securities borrowed or purchased under agreements to resell (3)	$348,472	$(135,725)	$212,747	$(165,720)	$47,027
Securities loaned or sold under agreements to repurchase	$312,582	$(135,725)	$176,857	$(146,205)	$30,652
Other (4)	22,711	—	22,711	(22,711)	—
Total	$335,293	$(135,725)	$199,568	$(168,916)	$30,652

	December 31, 2016
Securities borrowed or purchased under agreements to resell (3)	$326,970	$(128,746)	$198,224	$(154,974)	$43,250
Securities loaned or sold under agreements to repurchase	$299,028	$(128,746)	$170,282	$(140,774)	$29,508
Other (4)	14,448	—	14,448	(14,448)	—
Total	$313,476	$(128,746)	$184,730	$(155,222)	$29,508

(1)	Includes activity where uncertainty exists as to the enforceability of certain master netting agreements under bankruptcy laws in some countries or industries.

(2)
Includes securities collateral received or pledged under repurchase or securities lending agreements where there is a legally enforceable master netting agreement. These amounts are not offset on the Consolidated Balance Sheet, but are shown as a reduction to derive a net asset or liability. Securities collateral received or pledged where the legal enforceability of the master netting agreements is uncertain is excluded from the table.

(3)	Excludes repurchase activity of $10.2 billion and $10.1 billion reported in loans and leases on the Consolidated Balance Sheet at December 31, 2017 and 2016.

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

Repurchase Agreements and Securities Loaned Transactions Accounted for as Secured Borrowings
The following tables present securities sold under agreements to repurchase and securities loaned by remaining contractual term to maturity and class of collateral pledged. Included in “Other” are transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged as collateral or sold. Certain agreements contain a right to substitute collateral and/or terminate the agreement prior to maturity at the option of the Corporation or the counterparty. Such agreements are included in the table below based on the remaining contractual term to maturity.

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	December 31, 2017
Securities sold under agreements to repurchase	$125,956	$79,913	$46,091	$38,935	$290,895
Securities loaned	9,853	5,658	2,043	4,133	21,687
Other	22,711	—	—	—	22,711
Total	$158,520	$85,571	$48,134	$43,068	$335,293

	December 31, 2016
Securities sold under agreements to repurchase	$129,853	$77,780	$31,851	$40,752	$280,236
Securities loaned	8,564	6,602	1,473	2,153	18,792
Other	14,448	—	—	—	14,448
Total	$152,865	$84,382	$33,324	$42,905	$313,476

(1)	No agreements have maturities greater than three years.

Bank of America 2017 148

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	December 31, 2017
U.S. government and agency securities	$158,299	$—	$409	$158,708
Corporate securities, trading loans and other	12,787	2,669	624	16,080
Equity securities	23,975	13,523	21,628	59,126
Non-U.S. sovereign debt	90,857	5,495	50	96,402
Mortgage trading loans and ABS	4,977	—	—	4,977
Total	$290,895	$21,687	$22,711	$335,293

	December 31, 2016
U.S. government and agency securities	$153,184	$—	$70	$153,254
Corporate securities, trading loans and other	11,086	1,630	127	12,843
Equity securities	24,007	11,175	14,196	49,378
Non-U.S. sovereign debt	84,171	5,987	55	90,213
Mortgage trading loans and ABS	7,788	—	—	7,788
Total	$280,236	$18,792	$14,448	$313,476
The Corporation is required to post collateral with a market value equal to or in excess of the principal amount borrowed under repurchase agreements. For securities loaned transactions, the Corporation receives collateral in the form of cash, letters of credit or other securities. To determine whether the market value of the underlying collateral remains sufficient, collateral is generally valued daily, and the Corporation may be required to deposit additional collateral or may receive or return collateral pledged when appropriate. Repurchase agreements and securities loaned transactions are generally either overnight, continuous (i.e., no stated term) or short-term. The Corporation manages liquidity risks related to these agreements by sourcing funding from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate.

149 Bank of America 2017

NOTE 11 Long-term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The table below presents the balance of long-term debt at December 31, 2017 and 2016, and the related contractual rates and maturity dates as of December 31, 2017.

	December 31
(Dollars in millions)	2017	2016
Notes issued by Bank of America Corporation
Senior notes:
Fixed, with a weighted-average rate of 3.64%, ranging from 0.39% to 8.40%, due 2018 to 2048	$119,548	$108,933
Floating, with a weighted-average rate of 1.54%, ranging from 0.04% to 6.13%, due 2018 to 2044	21,048	13,164
Senior structured notes	15,460	17,049
Subordinated notes:
Fixed, with a weighted-average rate of 4.90%, ranging from 2.94% to 8.57%, due 2018 to 2045	22,004	26,047
Floating, with a weighted-average rate of 1.00%, ranging from 0.20% to 2.56%, due 2018 to 2026	4,058	4,350
Junior subordinated notes (related to trust preferred securities):
Fixed, with a weighted-average rate of 6.91%, ranging from 5.25% to 8.05%, due 2027 to 2067	3,282	3,280
Floating, with a weighted-average rate of 2.13%, ranging from 1.91% to 2.60%, due 2027 to 2056	553	552
Total notes issued by Bank of America Corporation	185,953	173,375
Notes issued by Bank of America, N.A.
Senior notes:
Fixed, with a weighted-average rate of 1.78%, ranging from 0.02% to 2.05%, due in 2018	4,686	5,936
Floating, with a weighted-average rate of 2.60%, ranging from 1.44% to 2.80%, due 2018 to 2041	1,033	3,383
Subordinated notes:
Fixed, with a rate of 6.00%, due in 2036	1,679	4,424
Floating, with a rate of 1.33%, due in 2019	1	598
Advances from Federal Home Loan Banks:
Fixed, with a weighted-average rate of 5.22%, ranging from 0.01% to 7.72%, due 2018 to 2034	146	162
Floating, with a weighted-average rate of 1.42%, ranging from 1.35% to 1.60%, due 2018 to 2019	5,000	—
Securitizations and other BANA VIEs (1)	8,641	9,164
Other	432	3,084
Total notes issued by Bank of America, N.A.	21,618	26,751
Other debt
Structured liabilities	18,574	15,171
Nonbank VIEs (1)	1,232	1,482
Other	25	44
Total other debt	19,831	16,697
Total long-term debt	$227,402	$216,823

(1)	Represents the total long-term debt included in the liabilities of consolidated VIEs on the Consolidated Balance Sheet.
Bank of America Corporation and Bank of America, N.A. maintain various U.S. and non-U.S. debt programs to offer both senior and subordinated notes. The notes may be denominated in U.S. dollars or foreign currencies. At December 31, 2017 and 2016, the amount of foreign currency-denominated debt translated into U.S. dollars included in total long-term debt was $51.8 billion and $44.7 billion. Foreign currency contracts may be used to convert certain foreign currency-denominated debt into U.S. dollars.
At December 31, 2017, long-term debt of consolidated VIEs in the table above included debt from credit card, home equity and all other VIEs of $8.6 billion, $76 million and $1.2 billion, respectively. Long-term debt of VIEs is collateralized by the assets of the VIEs. For more information, see Note 6 – Securitizations and Other Variable Interest Entities.
The weighted-average effective interest rates for total long-term debt (excluding senior structured notes), total fixed-rate debt and total floating-rate debt were 3.44 percent, 3.87 percent and 1.49 percent, respectively, at December 31, 2017, and 3.80 percent, 4.36 percent and 1.52 percent, respectively, at December 31, 2016. The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect earnings and capital.

The weighted-average rates are the contractual interest rates on the debt and do not reflect the impacts of derivative transactions.
Certain senior structured notes and structured liabilities are accounted for under the fair value option. For more information on these notes, see Note 21 – Fair Value Option. Debt outstanding of $2.7 billion at December 31, 2017 was issued by a 100 percent owned finance subsidiary of the parent company and is unconditionally guaranteed by the parent company.
The following table shows the carrying value for aggregate annual contractual maturities of long-term debt as of December 31, 2017. Included in the table are certain structured notes issued by the Corporation that contain provisions whereby the borrowings are redeemable at the option of the holder (put options) at specified dates prior to maturity. Other structured notes have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, and the maturity may be accelerated based on the value of a referenced index or security. In both cases, the Corporation or a subsidiary may be required to settle the obligation for cash or other securities prior to the contractual maturity date. These borrowings are reflected in the table as maturing at their contractual maturity date.
During 2017, the Corporation had total long-term debt maturities and redemptions in the aggregate of $48.8 billion consisting of $29.1 billion for Bank of America Corporation, $13.3 billion for Bank of America, N.A. and $6.4 billion of other debt. During 2016, the Corporation had total long-term debt maturities and redemptions in the aggregate of $51.6 billion consisting of

Bank of America 2017 150

$30.6 billion for Bank of America Corporation, $11.6 billion for Bank of America, N.A. and $9.4 billion of other debt.
In December 2017, pursuant to a private offering, the Corporation exchanged $11.0 billion of outstanding long-term debt for new fixed/floating-rate senior notes, subject to certain terms and conditions. Based on the attributes of the exchange transactions, the newly issued securities are not considered substantially different, for accounting purposes, from the exchanged securities. Therefore, there was no impact to the Corporation’s results of operations as any amounts paid to debt holders were capitalized, and the premiums or discounts on the outstanding long-term debt were carried over to the new securities and will be amortized over their contractual lives using a revised effective interest rate.

Long-term Debt by Maturity

(Dollars in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Bank of America Corporation
Senior notes	$19,577	$15,115	$10,580	$16,196	$9,691	$69,437	$140,596
Senior structured notes	2,749	1,486	950	437	2,017	7,821	15,460
Subordinated notes	2,973	1,552	—	375	476	20,686	26,062
Junior subordinated notes	—	—	—	—	—	3,835	3,835
Total Bank of America Corporation	25,299	18,153	11,530	17,008	12,184	101,779	185,953
Bank of America, N.A.
Senior notes	5,699	—	—	—	—	20	5,719
Subordinated notes	—	1	—	—	—	1,679	1,680
Advances from Federal Home Loan Banks	3,009	2,013	11	2	3	108	5,146
Securitizations and other Bank VIEs (1)	2,300	3,200	3,098	—	—	43	8,641
Other	51	194	15	—	9	163	432
Total Bank of America, N.A.	11,059	5,408	3,124	2	12	2,013	21,618
Other debt
Structured liabilities	5,677	2,340	1,545	870	803	7,339	18,574
Nonbank VIEs (1)	22	45	—	—	—	1,165	1,232
Other	—	—	—	—	—	25	25
Total other debt	5,699	2,385	1,545	870	803	8,529	19,831
Total long-term debt	$42,057	$25,946	$16,199	$17,880	$12,999	$112,321	$227,402

(1)	Represents the total long-term debt included in the liabilities of consolidated VIEs on the Consolidated Balance Sheet.
Trust Preferred and Hybrid Securities
Trust preferred securities (Trust Securities) are primarily issued by trust companies (the Trusts) that are not consolidated. These Trust Securities are mandatorily redeemable preferred security obligations of the Trusts. The sole assets of the Trusts generally are junior subordinated deferrable interest notes of the Corporation or its subsidiaries (the Notes). The Trusts generally are 100 percent-owned finance subsidiaries of the Corporation. Obligations associated with the Notes are included in the long-term debt table on page 150.
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

151 Bank of America 2017

The Trust Securities Summary table details the outstanding Trust Securities and the related Notes previously issued which remained outstanding at December 31, 2017.

Trust Securities Summary
(Dollars in millions)

Issuer	Issuance Date	Aggregate Principal Amount of Trust Securities	Aggregate Principal Amount of the Notes	Stated Maturity of the Trust Securities	Per Annum Interest Rate of the Notes	Interest Payment Dates	Redemption Period
		December 31, 2017
Bank of America
Capital Trust VI	March 2005	$27	$27	March 2035	5.63%	Semi-Annual	Any time
Capital Trust VII (1)	August 2005	6	6	August 2035	5.25	Semi-Annual	Any time
Capital Trust XI	May 2006	658	678	May 2036	6.63	Semi-Annual	Any time
Capital Trust XV	May 2007	1	1	June 2056	3-mo. LIBOR + 80 bps	Quarterly	On or after 6/01/37
NationsBank
Capital Trust III	February 1997	131	135	January 2027	3-mo. LIBOR + 55 bps	Quarterly	On or after 1/15/07
BankAmerica
Capital III	January 1997	103	105	January 2027	3-mo. LIBOR + 57 bps	Quarterly	On or after 1/15/02
Fleet
Capital Trust V	December 1998	79	82	December 2028	3-mo. LIBOR + 100 bps	Quarterly	On or after 12/18/03
BankBoston
Capital Trust III	June 1997	53	55	June 2027	3-mo. LIBOR + 75 bps	Quarterly	On or after 6/15/07
Capital Trust IV	June 1998	102	106	June 2028	3-mo. LIBOR + 60 bps	Quarterly	On or after 6/08/03
MBNA
Capital Trust B	January 1997	70	73	February 2027	3-mo. LIBOR + 80 bps	Quarterly	On or after 2/01/07
Countrywide
Capital III	June 1997	200	206	June 2027	8.05	Semi-Annual	Only under special event
Capital V	November 2006	1,495	1,496	November 2036	7.00	Quarterly	On or after 11/01/11
Merrill Lynch
Capital Trust I	December 2006	1,050	1,051	December 2066	6.45	Quarterly	On or after 12/11
Capital Trust III	August 2007	750	751	September 2067	7.375	Quarterly	On or after 9/12
Total		$4,725	$4,772

(1)	Notes are denominated in British pound. Presentation currency is U.S. dollar.

NOTE 12 Commitments and Contingencies
In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Consolidated Balance Sheet.
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (e.g., syndicated or participated) to other financial institutions. The distributed amounts were $11.0 billion and $12.1 billion at December 31, 2017 and 2016. At December 31, 2017, the carrying value of these commitments, excluding commitments accounted for under the fair value option, was $793 million, including deferred revenue of $16 million and a reserve for unfunded lending commitments of $777 million. At December 31, 2016, the comparable amounts were $779 million, $17 million and $762 million, respectively. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
The following table also includes the notional amount of commitments of $4.8 billion and $7.0 billion at December 31, 2017 and 2016 that are accounted for under the fair value option. However, the following table excludes cumulative net fair value of $120 million and $173 million on these commitments, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 21 – Fair Value Option.

Bank of America 2017 152

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	December 31, 2017
Notional amount of credit extension commitments
Loan commitments	$85,804	$140,942	$147,043	$21,342	$395,131
Home equity lines of credit	6,172	4,457	2,288	31,250	44,167
Standby letters of credit and financial guarantees (1)	19,976	11,261	3,420	1,144	35,801
Letters of credit	1,291	117	129	87	1,624
Legally binding commitments	113,243	156,777	152,880	53,823	476,723
Credit card lines (2)	362,030	—	—	—	362,030
Total credit extension commitments	$475,273	$156,777	$152,880	$53,823	$838,753

	December 31, 2016
Notional amount of credit extension commitments
Loan commitments	$82,609	$133,063	$152,854	$22,129	$390,655
Home equity lines of credit	8,806	10,701	2,644	25,050	47,201
Standby letters of credit and financial guarantees (1)	19,165	10,754	3,225	1,027	34,171
Letters of credit	1,285	103	114	53	1,555
Legally binding commitments	111,865	154,621	158,837	48,259	473,582
Credit card lines (2)	377,773	—	—	—	377,773
Total credit extension commitments	$489,638	$154,621	$158,837	$48,259	$851,355

(1)
The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $27.3 billion and $8.1 billion at December 31, 2017, and $25.5 billion and $8.3 billion at December 31, 2016. Amounts in the table include consumer SBLCs of $421 million and $376 million at December 31, 2017 and 2016.

(2)	Includes business card unused lines of credit.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
Other Commitments
At December 31, 2017 and 2016, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $344 million and $767 million, and commitments to purchase commercial loans of $994 million and $636 million, which upon settlement will be included in loans or LHFS.
At December 31, 2017 and 2016, the Corporation had commitments to purchase commodities, primarily liquefied natural gas, of $1.5 billion and $1.9 billion, which upon settlement will be included in trading account assets. At December 31, 2017 and 2016, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $56.8 billion and $48.9 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $34.3 billion and $24.4 billion. These commitments expire primarily within the next 12 months.
The Corporation has entered into agreements to purchase retail automobile loans from certain auto loan originators. These agreements provide for stated purchase amounts and contain cancellation provisions that allow the Corporation to terminate its commitment to purchase at any time, with a minimum notification period. At December 31, 2017 and 2016, the Corporation’s maximum purchase commitment was $345 million and $475 million. In addition, the Corporation has a commitment to originate or purchase auto loans and leases up to $3.0 billion from a strategic partner during 2018. This commitment extends through November 2022 and can be terminated with 12 months prior notice.
The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $2.3 billion, $2.1 billion, $1.9 billion, $1.7 billion and $1.4 billion for 2018 through 2022, respectively, and $5.1 billion in the aggregate for all years thereafter.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At December 31, 2017 and 2016, the notional amount of these guarantees, which is recorded as derivatives totaled $10.4 billion and $13.9 billion. At December 31, 2017 and 2016, the Corporation’s maximum exposure related to these guarantees totaled $1.6 billion and $3.2 billion, with estimated maturity dates between 2033 and 2039. The net fair value including the fee receivable associated with these guarantees was $3 million and $4 million at December 31, 2017 and 2016, and reflects the probability of surrender as well as the multiple structural protection features in the contracts.
Indemnifications
In the ordinary course of business, the Corporation enters into various agreements that contain indemnifications, such as tax indemnifications, whereupon payment may become due if certain external events occur, such as a change in tax law. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote. These agreements typically contain an early termination clause that permits the Corporation to exit the agreement upon these events. The maximum potential future payment under indemnification agreements is difficult to assess for several reasons, including the occurrence of an external event, the inability to predict future changes in tax and other laws, the difficulty in determining how such laws would apply to parties in contracts, the absence of exposure limits contained in standard contract language and the timing of any early termination clauses. Historically, any payments made under these guarantees have been de minimis. The

153 Bank of America 2017

Corporation has assessed the probability of making such payments in the future as remote.
Merchant Services
In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder’s favor. If the merchant defaults on its obligation to reimburse the cardholder, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the merchant processor, which is primarily liable for any losses on covered transactions. However, if the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. In 2017 and 2016, the sponsored entities processed and settled $812.2 billion and $731.4 billion of transactions and recorded losses of $28 million and $33 million. A significant portion of this activity was processed by a joint venture in which the Corporation holds a 49 percent ownership, which is recorded in other assets on the Consolidated Balance Sheet and in All Other. At both December 31, 2017 and 2016, the carrying value of the Corporation’s investment in the merchant services joint venture was $2.9 billion.
As of December 31, 2017 and 2016, the maximum potential exposure for sponsored transactions totaled $346.4 billion and $325.7 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.
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
Other Guarantees
The Corporation has entered into additional guarantee agreements and commitments, including sold risk participation swaps, liquidity facilities, lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $5.9 billion and $6.7 billion at December 31, 2017 and 2016. The estimated maturity dates of these obligations extend up to 2040. The Corporation has made no material payments under these guarantees.
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
In accordance with applicable accounting guidance, the Corporation establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation-related expense of $753 million was recognized for 2017 compared to $1.2 billion for 2016.

Bank of America 2017 154

For a limited number of the matters disclosed in this Note, for which a loss, whether in excess of a related accrued liability or where there is no accrued liability, is reasonably possible in future periods, the Corporation is able to estimate a range of possible loss. In determining whether it is possible to estimate a range of possible loss, the Corporation reviews and evaluates its matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. In cases in which the Corporation possesses sufficient appropriate information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is possible, management currently estimates the aggregate range of possible loss is $0 to $1.3 billion in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Therefore, this estimated range of possible loss represents what the Corporation believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Corporation’s maximum loss exposure.
Information is provided below regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein will have a material adverse effect on the consolidated financial position or liquidity of the Corporation. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Corporation’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Corporation’s results of operations or liquidity for any particular reporting period.
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

Ambac v. Countrywide I
The Corporation, Countrywide and other Countrywide entities are named as defendants in an action filed on September 29, 2010 in New York Supreme Court. Ambac asserts claims for fraudulent inducement as well as breach of contract and seeks damages in excess of $2.2 billion, plus unspecified punitive damages.
On May 16, 2017, the First Department issued its decision on the parties’ cross-appeals of the trial court’s October 22, 2015 summary judgment rulings. Among other things, the First Department reversed on the applicability of New York insurance law to Ambac’s common-law fraud claim, ruling that Ambac must prove all of the elements of its fraudulent inducement claim, including justifiable reliance and loss causation; reversed as to Ambac’s remedy for its breach of contract claims, finding that Ambac’s sole remedy is the repurchase protocol of cure, repurchases or substitution of any materially defective loan; affirmed the trial court’s ruling that Ambac’s compensatory damages claim was an impermissible request for rescissory damages; reversed the dismissal of Ambac’s claim for reimbursement of claims payments, but affirmed the dismissal of Ambac’s claim for reimbursements of attorneys’ fees; and reversed as to the meaning of specific representations and warranties, ruling that disputed issues of fact precluded summary judgment. On July 25, 2017, the First Department granted Ambac’s motion for leave to appeal to the Court of Appeals. That appeal is pending.
Ambac v. Countrywide II
On December 30, 2014, Ambac filed a complaint in New York Supreme Court against the same defendants, claiming fraudulent inducement against Countrywide, and successor and vicarious liability against the Corporation. Ambac claims damages in excess of $600 million plus punitive damages. On December 19, 2016, the Court granted in part and denied in part Countrywide’s motion to dismiss the complaint.
Ambac v. Countrywide III
On December 30, 2014, Ambac filed an action in Wisconsin state court against Countrywide. The complaint seeks damages in excess of $350 million plus punitive damages. Countrywide has challenged the Wisconsin courts’ jurisdiction over it. Following a ruling by the lower court that jurisdiction did not exist, the Wisconsin Court of Appeals reversed. On June 30, 2017, the Wisconsin Supreme Court reversed the decision of the Wisconsin Court of Appeals and held that Countrywide did not consent to the jurisdiction of the Wisconsin courts and remanded the case to the Court of Appeals for further consideration of whether specific jurisdiction exists. On December 14, 2017, the Wisconsin Court of Appeals ruled that specific jurisdiction over Countrywide does not exist for this matter. On January 16, 2018, Ambac asked the Wisconsin Supreme Court to review the decision of the Court of Appeals.

155 Bank of America 2017

Ambac v. Countrywide IV
On July 21, 2015, Ambac filed an action in New York Supreme Court against Countrywide asserting the same claims for fraudulent inducement that Ambac asserted in Ambac v. Countrywide III. Ambac simultaneously moved to stay the action pending resolution of its appeal in Ambac v. Countrywide III. Countrywide moved to dismiss the complaint. On September 20, 2016, the Court granted Ambac’s motion to stay the action pending resolution of Ambac v. Countrywide III.
Ambac v. First Franklin
On April 16, 2012, Ambac filed an action against BANA, First Franklin and various Merrill Lynch entities, including Merrill Lynch, Pierce, Fenner & Smith Incorporated (MLPF&S) in New York Supreme Court relating to guaranty insurance Ambac provided on a First Franklin securitization sponsored by Merrill Lynch. The complaint alleges fraudulent inducement and breach of contract, including breach of contract claims against BANA based upon its servicing of the loans in the securitization. The complaint alleges that Ambac has paid hundreds of millions of dollars in claims and has accrued and continues to accrue tens of millions of dollars in additional claims. Ambac seeks as damages the total claims it has paid and its projected future claims payment obligations, as well as specific performance of defendants’ contractual repurchase obligations.
ATM Access Fee Litigation
On January 10, 2012, a putative consumer class action was filed in U.S. District Court for the District of Columbia against Visa, Inc., MasterCard, Inc. and several financial institutions, including the Corporation and BANA alleging that surcharges paid at financial institution ATMs are artificially inflated by Visa and MasterCard rules and regulations. The network rules are alleged to be the product of a conspiracy between Visa, MasterCard and financial institutions in violation of Section 1 of the Sherman Act. Plaintiffs seek compensatory and treble damages and injunctive relief.
On February 13, 2013, the District Court granted defendants’ motion to dismiss. On August 4, 2015, the U.S. Court of Appeals for the District of Columbia Circuit vacated the District Court’s decision and remanded the case to the District Court, where proceedings have resumed.
Deposit Insurance Assessment
On January 9, 2017, the FDIC filed suit against BANA in U.S. District Court for the District of Columbia alleging failure to pay a December 15, 2016 invoice for additional deposit insurance assessments and interest in the amount of $542 million for the quarters ending

June 30, 2013 through December 31, 2014. On April 7, 2017, the FDIC amended its complaint to add a claim for additional deposit insurance and interest in the amount of $583 million for the quarters ending March 31, 2012 through March 31, 2013. The FDIC asserts these claims based on BANA’s alleged underreporting of counterparty exposures that resulted in underpayment of assessments for those quarters. BANA disagrees with the FDIC’s interpretation of the regulations as they existed during the relevant time period and is defending itself against the FDIC’s claims. Pending final resolution, BANA has pledged security satisfactory to the FDIC related to the disputed additional assessment amounts.
Interchange and Related Litigation
In 2005, a group of merchants filed a series of putative class actions and individual actions directed at interchange fees associated with Visa and MasterCard payment card transactions. These actions, which were consolidated in the U.S. District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation (Interchange), named Visa, MasterCard and several banks and bank holding companies, including the Corporation, as defendants. Plaintiffs allege that defendants conspired to fix the level of default interchange rates and that certain rules of Visa and MasterCard were unreasonable restraints of trade. Plaintiffs sought compensatory and treble damages and injunctive relief.
On October 19, 2012, defendants reached a proposed settlement that would have provided for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion, allocated to each defendant based upon various loss-sharing agreements; (ii) distribution to class merchants of an amount equal to 10 basis points (bps) of default interchange across all Visa and MasterCard credit card transactions; and (iii) modifications to certain Visa and MasterCard rules. Although the District Court approved the class settlement agreement, the U.S. Court of Appeals for the Second Circuit reversed the decision on appeal. The Interchange class case was remanded to the District Court, where proceedings have resumed.
In addition to the class actions, a number of merchants filed individual actions against the defendants. The Corporation was named as a defendant in one such individual action. In addition, a number of individual actions were filed that do not name the Corporation as a defendant. As a result of various loss-sharing agreements, however, the Corporation remains liable for any settlement or judgment in these individual suits where it is not named as a defendant.

Bank of America 2017 156

LIBOR, Other Reference Rates, Foreign Exchange (FX) and Bond Trading Matters
Government authorities in the U.S. and various international jurisdictions continue to conduct investigations, to make inquiries of, and to pursue proceedings against, a significant number of FX market participants, including the Corporation, regarding FX market participants’ conduct and systems and controls. Government authorities also continue to conduct investigations concerning conduct and systems and controls of panel banks in connection with the setting of other reference rates as well as the trading of government, sovereign, supranational and agency bonds. The Corporation is responding to and cooperating with these proceedings and investigations.
In addition, the Corporation, BANA and certain Merrill Lynch entities have been named as defendants along with most of the other LIBOR panel banks in a number of individual and putative class actions by persons alleging they sustained losses on U.S. dollar LIBOR-based financial instruments as a result of collusion or manipulation by defendants regarding the setting of U.S. dollar LIBOR. Plaintiffs assert a variety of claims, including antitrust, Commodity Exchange Act (CEA), Racketeer Influenced and Corrupt Organizations (RICO), Securities Exchange Act of 1934 (Exchange Act), common law fraud and breach of contract claims, and seek compensatory, treble and punitive damages, and injunctive relief. All cases naming the Corporation and its affiliates relating to U.S. dollar LIBOR have been consolidated for pre-trial purposes in the U.S. District Court for the Southern District of New York.
In a series of rulings beginning in March 2013, the District Court dismissed antitrust, RICO, Exchange Act and certain state law claims, dismissed all manipulation claims based on alleged trader conduct as to the Corporation and BANA, and substantially limited the scope of CEA and various other claims. On May 23, 2016, the U.S. Court of Appeals for the Second Circuit reversed the District Court’s dismissal of the antitrust claims and remanded for further proceedings in the District Court, and on December 20, 2016, the District Court again dismissed certain plaintiffs’ antitrust claims in their entirety and substantially limited the scope of the remaining antitrust claims.
Certain antitrust, CEA and state law claims remain pending in the District Court against the Corporation, BANA and certain Merrill Lynch entities, and the Court is continuing to consider motions regarding them. Plaintiffs whose antitrust, Exchange Act and/or state law claims were previously dismissed by the District Court are pursuing appeals in the Second Circuit.
In addition, the Corporation, BANA and MLPF&S were named as defendants along with other FX market participants in a putative class action filed in the U.S. District Court for the Southern District of New York, in which plaintiffs allege that they sustained losses as a result of the defendants’ alleged conspiracy to manipulate the prices of over-the-counter FX transactions and FX transactions on an exchange. Plaintiffs assert antitrust claims and claims for violations of the CEA and seek compensatory and treble damages, as well as declaratory and injunctive relief. On October 1, 2015, the Corporation, BANA and MLPF&S executed a final settlement agreement, in which they agreed to pay $187.5 million to settle the litigation. The settlement is subject to final District Court approval.

Mortgage-backed Securities Litigation
The Corporation and its affiliates, Countrywide entities and their affiliates, and Merrill Lynch entities and their affiliates have been named as defendants in cases relating to their various roles in MBS offerings and, in certain instances, have received claims for contractual indemnification related to the MBS securities actions. Plaintiffs in these cases generally sought unspecified compensatory and/or rescissory damages, unspecified costs and legal fees and generally alleged false and misleading statements. The indemnification claims include claims from underwriters of MBS that were issued by these entities, and from underwriters and issuers of MBS backed by loans originated by these entities.
Mortgage Repurchase Litigation
U.S. Bank - Harborview Repurchase Litigation
On August 29, 2011, U.S. Bank, National Association (U.S. Bank), as trustee for the HarborView Mortgage Loan Trust 2005-10 (the Trust), a mortgage pool backed by loans originated by Countrywide Home Loans, Inc. (CHL), filed a complaint in New York Supreme Court, in a case entitled U.S. Bank National Association, as Trustee for HarborView Mortgage Loan Trust, Series 2005-10 v. Countrywide Home Loans, Inc. (dba Bank of America Home Loans), Bank of America Corporation, Countrywide Financial Corporation, Bank of America, N.A. and NB Holdings Corporation, alleging breaches of representations and warranties. This litigation has been stayed since March 23, 2017, pending finalization of the settlement discussed below.
On December 5, 2016, the defendants and certain certificate-holders in the Trust agreed to settle the litigation in an amount not material to the Corporation, subject to acceptance by U.S. Bank. U.S. Bank has initiated a trust instruction proceeding in Minnesota state court relating to the proposed settlement, and that proceeding is ongoing.
U.S. Bank - SURF/OWNIT Repurchase Litigation
On August 29, 2014 and September 2, 2014, U.S. Bank, solely in its capacity as Trustee for seven securitization trusts (the Trusts), served seven summonses with notice commencing actions against First Franklin Financial Corporation, Merrill Lynch Mortgage Lending, Inc., Merrill Lynch Mortgage Investors, Inc. (MLMI) and Ownit Mortgage Solutions Inc. in New York Supreme Court. The summonses advance breach of contract claims alleging that defendants breached representations and warranties related to loans securitized in the Trusts. The summonses allege that defendants failed to repurchase breaching mortgage loans from the Trusts, and seek specific performance of defendants’ alleged obligation to repurchase breaching loans, declaratory judgment, compensatory, rescissory and other damages, and indemnity.
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

157 Bank of America 2017

NOTE 13 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 31, 2018	March 2, 2018	March 30, 2018	$0.12
October 25, 2017	December 1, 2017	December 29, 2017	0.12
July 26, 2017	September 1, 2017	September 29, 2017	0.12
April 26, 2017	June 2, 2017	June 30, 2017	0.075
January 26, 2017	March 3, 2017	March 31, 2017	0.075

(1)	In 2017 and through February 22, 2018.
The following table summarizes common stock repurchases during 2017, 2016 and 2015.

Common Stock Repurchase Summary

(in millions)	2017	2016	2015
Total share repurchases, including CCAR capital plan repurchases	509	333	140

Purchase price of shares repurchased and retired (1)
CCAR capital plan repurchases	$9,347	$4,312	$2,374
Other authorized repurchases	3,467	800	—
Total shares repurchased	$12,814	$5,112	$2,374

(1)	Represents reductions to shareholders’ equity due to common stock repurchases.
On June 28, 2017, following the Federal Reserve’s non-objection to the Corporation’s 2017 Comprehensive Capital Analysis and Review (CCAR) capital plan, the Board of Directors (Board) authorized the repurchase of $12.0 billion of common stock from July 1, 2017 through June 30, 2018, plus repurchases expected to be approximately $900 million to offset the effect of equity-based compensation plans during the same period. The common stock repurchase authorization includes both common stock and warrants. The Corporation’s 2017 capital plan also included a request to increase the quarterly common stock dividend from $0.075 per share to $0.12 per share. On December 5, 2017, following approval by the Federal Reserve, the Board authorized the repurchase of an additional $5.0 billion of common stock through June 30, 2018.
In 2017, the Corporation repurchased $12.8 billion of common stock in connection with the 2017 and 2016 CCAR capital plans and pursuant to other repurchases approved by the Board and the Federal Reserve. Other authorized repurchases included $1.8 billion of common stock pursuant to the Corporation’s plan announced on January 13, 2017 and $1.7 billion under the authorization announced on December 5, 2017.
At December 31, 2017, the Corporation had warrants outstanding and exercisable to purchase 122 million shares of its common stock expiring on October 28, 2018, and warrants outstanding and exercisable to purchase 143 million shares of common stock expiring on January 16, 2019. These warrants were originally issued in connection with preferred stock issuances to the U.S. Department of the Treasury in 2009 and 2008, and are listed on the New York Stock Exchange. The exercise price of the warrants expiring on January 16, 2019 is subject to continued adjustment each time the quarterly cash dividend is in excess of $0.01 per common share to compensate the holders of the warrants for dilution resulting from an increased dividend. The Corporation had cash dividends of $0.12 per share for the third and fourth quarters of 2017, and cash dividends of $0.075 per share for the first and second quarter of 2017, or $0.39 per share for the year, resulting in an adjustment to the exercise price of these warrants in each quarter. As a result of the Corporation’s 2017 dividends of $0.39 per common share, the exercise price of the warrants expiring on January 16, 2019 was adjusted to $12.757 per share. The warrants expiring on October 28, 2018, which have an exercise price of $30.79 per share, also contain this anti-dilution provision except the adjustment is triggered only when the Corporation declares quarterly dividends at a level greater than $0.32 per common share.
On August 24, 2017, the holders of the Corporation’s Series T 6% Non-cumulative preferred stock (Series T) exercised warrants to acquire 700 million shares of the Corporation’s common stock. The carrying value of the preferred stock was $2.9 billion and, upon conversion, was recorded as additional paid-in capital. For more information, see Note 15 – Earnings Per Common Share.
In connection with employee stock plans, in 2017, the Corporation issued approximately 66 million shares and repurchased approximately 27 million shares of its common stock to satisfy tax withholding obligations. At December 31, 2017, the Corporation had reserved 869 million unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.
Preferred Stock
The cash dividends declared on preferred stock were $1.6 billion, $1.7 billion and $1.5 billion for 2017, 2016 and 2015, respectively. The following table presents a summary of perpetual preferred stock outstanding at December 31, 2017.
All series of preferred stock in the Preferred Stock Summary table have a par value of $0.01 per share, are not subject to the operation of a sinking fund, have no participation rights, and with the exception of the Series L Preferred Stock, are not convertible.
The holders of the Series B Preferred Stock and Series 1 through
5 Preferred Stock have general voting rights and vote together with the common stock. The holders of the other series included in the table have no general voting rights. All outstanding series of preferred stock of the Corporation have preference over the Corporation’s common stock with respect to the payment of dividends and distribution of the Corporation’s assets in the event of a liquidation or dissolution. With the exception of the Series B, F, G and T Preferred Stock, if any dividend payable on these series is in arrears for three or more semi-annual or six or more quarterly dividend periods, as applicable (whether consecutive or not), the holders of these series and any other class or series of preferred stock ranking equally as to payment of dividends and upon which equivalent voting rights have been conferred and are exercisable (voting as a single class) will be entitled to vote for the election of two additional directors. These voting rights terminate when the Corporation has paid in full dividends on these series for at least two semi-annual or four quarterly dividend periods, as applicable, following the dividend arrearage.
The 7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L (Series L Preferred Stock) does not have early redemption/call rights. Each share of the Series L Preferred Stock may be converted at any time, at the option of the holder, into 20 shares of the Corporation’s common stock plus cash in lieu of fractional shares. The Corporation may cause some or all of the Series L Preferred Stock, at its option, at any time or from time to time, to be converted into shares of common stock at the then-applicable conversion rate if, for 20 trading days during any period of 30 consecutive trading days, the closing price of common stock exceeds 130 percent of the then-applicable conversion price of

Bank of America 2017 158

the Series L Preferred Stock. If a conversion of Series L Preferred Stock occurs at the option of the holder, subsequent to a dividend record date but prior to the dividend payment date, the Corporation will still pay any accrued dividends payable.

Preferred Stock Summary

(Dollars in millions, except as noted)
Series	Description	Initial Issuance Date	Total Shares Outstanding	Liquidation Preference per Share (in dollars)	Carrying Value (1)	Per Annum Dividend Rate	Redemption Period (2)
Series B	7% Cumulative Redeemable	June 1997	7,110	$100	$1	7.00%	n/a
Series D (3)	6.204% Non-Cumulative	September 2006	26,174	25,000	654	6.204%	On or after September 14, 2011
Series E (3)	Floating Rate Non-Cumulative	November 2006	12,691	25,000	317	3-mo. LIBOR + 35 bps (4)	On or after November 15, 2011
Series F	Floating Rate Non-Cumulative	March 2012	1,409	100,000	141	3-mo. LIBOR + 40 bps (4)	On or after March 15, 2012
Series G	Adjustable Rate Non-Cumulative	March 2012	4,926	100,000	493	3-mo. LIBOR + 40 bps (4)	On or after March 15, 2012
Series I (3)	6.625% Non-Cumulative	September 2007	14,584	25,000	365	6.625%	On or after October 1, 2017
Series K (5)	Fixed-to-Floating Rate Non-Cumulative	January 2008	61,773	25,000	1,544	8.00% to, but excluding, 1/30/18; 3-mo. LIBOR + 363 bps thereafter	On or after January 30, 2018
Series L	7.25% Non-Cumulative Perpetual Convertible	January 2008	3,080,182	1,000	3,080	7.25%	n/a
Series M (5)	Fixed-to-Floating Rate Non-Cumulative	April 2008	52,399	25,000	1,310	8.125% to, but excluding, 5/15/18; 3-mo. LIBOR + 364 bps thereafter	On or after May 15, 2018
Series T (6)	6% Non-cumulative	September 2011	354	100,000	35	6.00%	After May 7, 2019
Series U (5)	Fixed-to-Floating Rate Non-Cumulative	May 2013	40,000	25,000	1,000	5.2% to, but excluding, 6/1/23; 3-mo. LIBOR + 313.5 bps thereafter	On or after June 1, 2023
Series V (5)	Fixed-to-Floating Rate Non-Cumulative	June 2014	60,000	25,000	1,500	5.125% to, but excluding, 6/17/19; 3-mo. LIBOR + 338.7 bps thereafter	On or after June 17, 2019
Series W (3)	6.625% Non-Cumulative	September 2014	44,000	25,000	1,100	6.625%	On or after September 9, 2019
Series X (5)	Fixed-to-Floating Rate Non-Cumulative	September 2014	80,000	25,000	2,000	6.250% to, but excluding, 9/5/24; 3-mo. LIBOR + 370.5 bps thereafter	On or after September 5, 2024
Series Y (3)	6.500% Non-Cumulative	January 2015	44,000	25,000	1,100	6.500%	On or after January 27, 2020
Series Z (5)	Fixed-to-Floating Rate Non-Cumulative	October 2014	56,000	25,000	1,400	6.500% to, but excluding,10/23/24; 3-mo. LIBOR + 417.4 bps thereafter	On or after October 23, 2024
Series AA (5)	Fixed-to-Floating Rate Non-Cumulative	March 2015	76,000	25,000	1,900	6.100% to, but excluding, 3/17/25; 3-mo. LIBOR + 389.8 bps thereafter	On or after March 17, 2025
Series CC (3)	6.200% Non-Cumulative	January 2016	44,000	25,000	1,100	6.200%	On or after January 29, 2021
Series DD (5)	Fixed-to-Floating Rate Non-Cumulative	March 2016	40,000	25,000	1,000	6.300% to, but excluding, 3/10/26; 3-mo. LIBOR + 455.3 bps thereafter	On or after March 10, 2026
Series EE (3)	6.000% Non-Cumulative	April 2016	36,000	25,000	900	6.000%	On or after April 25, 2021
Series 1 (7)	Floating Rate Non-Cumulative	November 2004	3,275	30,000	98	3-mo. LIBOR + 75 bps (8)	On or after November 28, 2009
Series 2 (7)	Floating Rate Non-Cumulative	March 2005	9,967	30,000	299	3-mo. LIBOR + 65 bps (8)	On or after November 28, 2009
Series 3 (7)	6.375% Non-Cumulative	November 2005	21,773	30,000	653	6.375%	On or after November 28, 2010
Series 4 (7)	Floating Rate Non-Cumulative	November 2005	7,010	30,000	210	3-mo. LIBOR + 75 bps (4)	On or after November 28, 2010
Series 5 (7)	Floating Rate Non-Cumulative	March 2007	14,056	30,000	422	3-mo. LIBOR + 50 bps (4)	On or after May 21, 2012
Total			3,837,683		$22,622

(1)	Amounts shown are before third-party issuance costs and certain book value adjustments of $299 million.

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

(6)	Represents shares that were not surrendered when the holders of Series T preferred stock exercised warrants to acquire 700 million shares of common stock in the third quarter of 2017.

(7)	Ownership is held in the form of depositary shares, each representing a 1/1,200th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.

(8)	Subject to 3.00% minimum rate per annum.
n/a = not applicable

159 Bank of America 2017

NOTE 14 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for 2015, 2016 and 2017.

(Dollars in millions)	Debt Securities	Available-for- Sale Marketable Equity Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency (1)	Total
Balance, December 31, 2014	$1,641	$17	n/a	$(1,661)	$(3,350)	$(669)	$(4,022)
Cumulative adjustment for accounting change	—	—	$(1,226)	—	—	—	(1,226)
Net change	(1,625)	45	615	584	394	(123)	(110)
Balance, December 31, 2015	$16	$62	$(611)	$(1,077)	$(2,956)	$(792)	$(5,358)
Net change	(1,315)	(30)	(156)	182	(524)	(87)	(1,930)
Balance, December 31, 2016	$(1,299)	$32	$(767)	$(895)	$(3,480)	$(879)	$(7,288)
Net change	91	(30)	(293)	64	288	86	206
Balance, December 31, 2017	$(1,208)	$2	$(1,060)	$(831)	$(3,192)	$(793)	$(7,082)
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI before- and after-tax for 2017, 2016 and 2015.

Changes in OCI Components Before- and After-tax

	Before-tax	Tax effect	After- tax	Before-tax	Tax effect	After- tax	Before-tax	Tax effect	After- tax
(Dollars in millions)	2017			2016			2015
Debt securities:
Net increase in fair value	$202	$26	$228	$(1,645)	$622	$(1,023)	$(1,564)	$595	$(969)
Reclassifications into earnings:
Gains on sales of debt securities	(255)	97	(158)	(490)	186	(304)	(1,138)	432	(706)
Other income	41	(20)	21	19	(7)	12	81	(31)	50
Net realized gains reclassified into earnings	(214)	77	(137)	(471)	179	(292)	(1,057)	401	(656)
Net change	(12)	103	91	(2,116)	801	(1,315)	(2,621)	996	(1,625)
Available-for-sale marketable equity securities:
Net increase (decrease) in fair value	38	(12)	26	(49)	19	(30)	72	(27)	45
Net realized gains reclassified into earnings (2)	(90)	34	(56)	—	—	—	—	—	—
Net change	(52)	22	(30)	(49)	19	(30)	72	(27)	45
Debit valuation adjustments:
Net increase (decrease) in fair value	(490)	171	(319)	(271)	104	(167)	436	(166)	270
Net realized losses reclassified into earnings (2)	42	(16)	26	17	(6)	11	556	(211)	345
Net change	(448)	155	(293)	(254)	98	(156)	992	(377)	615
Derivatives:
Net increase (decrease) in fair value	(50)	1	(49)	(299)	113	(186)	55	(22)	33
Reclassifications into earnings:
Net interest income	327	(122)	205	553	(205)	348	974	(367)	607
Personnel	(148)	56	(92)	32	(12)	20	(91)	35	(56)
Net realized losses reclassified into earnings	179	(66)	113	585	(217)	368	883	(332)	551
Net change	129	(65)	64	286	(104)	182	938	(354)	584
Employee benefit plans:
Net increase (decrease) in fair value	223	(55)	168	(921)	329	(592)	408	(121)	287
Reclassifications into earnings:
Prior service cost	4	(1)	3	5	(2)	3	5	(2)	3
Net actuarial losses	175	(60)	115	92	(34)	58	164	(60)	104
Net realized losses reclassified into earnings (3)	179	(61)	118	97	(36)	61	169	(62)	107
Settlements, curtailments and other	3	(1)	2	15	(8)	7	1	(1)	—
Net change	405	(117)	288	(809)	285	(524)	578	(184)	394
Foreign currency:
Net increase (decrease) in fair value	(439)	430	(9)	514	(601)	(87)	600	(723)	(123)
Net realized gains reclassified into earnings (1,2)	(606)	701	95	—	—	—	(38)	38	—
Net change	(1,045)	1,131	86	514	(601)	(87)	562	(685)	(123)
Total other comprehensive income (loss)	$(1,023)	$1,229	$206	$(2,428)	$498	$(1,930)	$521	$(631)	$(110)

(1)
During 2017, foreign currency included a pre-tax gain on derivatives and related income tax expense associated with the Corporation’s net investment in its non-U.S. consumer credit card business, which was sold in 2017. The derivative gain was partially offset by a loss on the related foreign currency translation adjustment.

(2)	Reclassifications of pre-tax AFS marketable equity securities, DVA and foreign currency are recorded in other income in the Consolidated Statement of Income.

(3)	Reclassifications of pre-tax employee benefit plan costs are recorded in personnel expense in the Consolidated Statement of Income.
n/a = not applicable

Bank of America 2017 160

NOTE 15 Earnings Per Common Share
The calculation of EPS and diluted EPS for 2017, 2016 and 2015 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles.

(Dollars in millions, except per share information; shares in thousands)	2017	2016	2015
Earnings per common share
Net income	$18,232	$17,822	$15,910
Preferred stock dividends	(1,614)	(1,682)	(1,483)
Net income applicable to common shareholders	$16,618	$16,140	$14,427
Average common shares issued and outstanding	10,195,646	10,284,147	10,462,282
Earnings per common share	$1.63	$1.57	$1.38

Diluted earnings per common share
Net income applicable to common shareholders	$16,618	$16,140	$14,427
Add preferred stock dividends due to assumed conversions (1)	186	300	300
Net income allocated to common shareholders	$16,804	$16,440	$14,727
Average common shares issued and outstanding	10,195,646	10,284,147	10,462,282
Dilutive potential common shares (2)	582,782	762,659	773,948
Total diluted average common shares issued and outstanding	10,778,428	11,046,806	11,236,230
Diluted earnings per common share	$1.56	$1.49	$1.31

(1)	Represents the Series T dividends under the “if-converted” method prior to conversion.

(2)	Includes incremental dilutive shares from RSUs, restricted stock and warrants.
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
For 2017, 2016 and 2015, 62 million average dilutive potential common shares associated with the Series L preferred stock were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method. For 2017, 2016 and 2015, average options to purchase 21 million, 45 million and 66 million shares of common stock, respectively, were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method. For 2017, 2016 and 2015, average warrants to purchase 122 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method. For 2017, average warrants to purchase 143 million shares of common stock were included in the diluted EPS calculation under the treasury stock method compared to 150 million shares of common stock in both 2016 and 2015.

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
The Corporation and its primary banking entity affiliate, BANA, are Advanced approaches institutions under Basel 3. As Advanced approaches institutions, the Corporation and its banking entity affiliates are required to report regulatory risk-based capital ratios and risk-weighted assets under both the Standardized and Advanced approaches. The approach that yields the lower ratio is used to assess capital adequacy, including under the PCA framework, and was the Advanced approaches method at December 31, 2017 and 2016.
The following table presents capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches – Transition as measured at December 31, 2017 and 2016 for the Corporation and BANA.

161 Bank of America 2017

Regulatory Capital under Basel 3 – Transition (1)

	Bank of America Corporation			Bank of America, N.A.
	Standardized Approach	Advanced Approaches	Regulatory Minimum (2)	Standardized Approach	Advanced Approaches	Regulatory Minimum (3)
(Dollars in millions, except as noted)	December 31, 2017
Risk-based capital metrics:
Common equity tier 1 capital	$171,063	$171,063		$150,552	$150,552
Tier 1 capital	191,496	191,496		150,552	150,552
Total capital (4)	227,427	218,529		163,243	154,675
Risk-weighted assets (in billions) (5)	1,434	1,449		1,201	1,007
Common equity tier 1 capital ratio	11.9%	11.8%	7.25%	12.5%	14.9%	6.5%
Tier 1 capital ratio	13.4	13.2	8.75	12.5	14.9	8.0
Total capital ratio	15.9	15.1	10.75	13.6	15.4	10.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (6)	$2,224	$2,224		$1,672	$1,672
Tier 1 leverage ratio	8.6%	8.6%	4.0	9.0%	9.0%	5.0

	December 31, 2016
Risk-based capital metrics:
Common equity tier 1 capital	$168,866	$168,866		$149,755	$149,755
Tier 1 capital	190,315	190,315		149,755	149,755
Total capital (4)	228,187	218,981		163,471	154,697
Risk-weighted assets (in billions)	1,399	1,530		1,176	1,045
Common equity tier 1 capital ratio	12.1%	11.0%	5.875%	12.7%	14.3%	6.5%
Tier 1 capital ratio	13.6	12.4	7.375	12.7	14.3	8.0
Total capital ratio	16.3	14.3	9.375	13.9	14.8	10.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (6)	$2,131	$2,131		$1,611	$1,611
Tier 1 leverage ratio	8.9%	8.9%	4.0	9.3%	9.3%	5.0

(1)
Under the applicable bank regulatory rules, the Corporation is not required to and, accordingly, will not restate previously-filed regulatory capital metrics and ratios in connection with the change in accounting method as described in Note 1 – Summary of Significant Accounting Principles . Therefore, the December 31, 2016 amounts in the table are as originally reported. The cumulative impact of the change in accounting method resulted in an insignificant pro forma change to the Corporation’s capital metrics and ratios.

(2)
The December 31, 2017 and 2016 amounts include a transition capital conservation buffer of 1.25 percent and 0.625 percent and a transition global systemically important bank surcharge of 1.5 percent and 0.75 percent. The countercyclical capital buffer for both periods is zero.

(3)	Percentage required to meet guidelines to be considered “well capitalized” under the PCA framework.

(4)	Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.

(5)
During the fourth quarter of 2017, the Corporation obtained approval from U.S. banking regulators to use its Internal Models Methodology to calculate counterparty credit risk-weighted assets for derivatives under the Advanced approaches.

(6)	Reflects adjusted average total assets for the three months ended December 31, 2017 and 2016.

The capital adequacy rules issued by the U.S. banking regulators require institutions to meet the established minimums outlined in the table above. Failure to meet the minimum requirements can lead to certain mandatory and discretionary actions by regulators that could have a material adverse impact on the Corporation’s financial position. At December 31, 2017 and 2016, the Corporation and its banking entity affiliates were “well capitalized.”
Other Regulatory Matters
The Federal Reserve requires the Corporation’s bank subsidiaries to maintain reserve requirements based on a percentage of certain deposit liabilities. The average daily reserve balance requirements, in excess of vault cash, maintained by the Corporation with the Federal Reserve were $8.9 billion and $7.7 billion for 2017 and 2016. At December 31, 2017 and 2016, the Corporation had cash and cash equivalents in the amount of $4.1 billion and $4.8 billion, and securities with a fair value of $17.3 billion and $14.6 billion that were segregated in compliance with securities regulations. In addition, at December 31, 2017 and 2016, the Corporation had cash deposited with clearing organizations of $11.9 billion and $10.2 billion primarily recorded in other assets on the Consolidated Balance Sheet.
The primary sources of funds for cash distributions by the Corporation to its shareholders are capital distributions received from its bank subsidiaries, BANA and Bank of America California, N.A. In 2017, the Corporation received dividends of $22.2 billion from BANA and $275 million from Bank of America California, N.A. The amount of dividends that a subsidiary bank may declare in a calendar year is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. In 2018, BANA can declare and pay dividends of approximately $6.0 billion to the Corporation plus an additional amount equal to its retained net profits for 2018 up to the date of any such dividend declaration. Bank of America California, N.A. can pay dividends of $195 million in 2018 plus an additional amount equal to its retained net profits for 2018 up to the date of any such dividend declaration.

Bank of America 2017 162

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
The Corporation has an annuity contract that guarantees the payment of benefits vested under a terminated U.S. pension plan (Other Pension Plan). The Corporation, under a supplemental agreement, may be responsible for, or benefit from actual experience and investment performance of the annuity assets. The Corporation made no contribution under this agreement in 2017 or 2016. Contributions may be required in the future under this agreement.

The Corporation’s noncontributory, nonqualified pension plans are unfunded and provide supplemental defined pension benefits to certain eligible employees.
In addition to retirement pension benefits, certain benefits-eligible employees may become eligible to continue participation as retirees in health care and/or life insurance plans sponsored by the Corporation. These plans are referred to as the Postretirement Health and Life Plans. During 2017, the Corporation established and funded a Voluntary Employees’ Beneficiary Association trust in the amount of $300 million for the Postretirement Health and Life Plans.
The Pension and Postretirement Plans table summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted-average assumptions used to determine benefit obligations for the pension plans and postretirement plans at December 31, 2017 and 2016. The estimate of the Corporation’s PBO associated with these plans considers various actuarial assumptions, including assumptions for mortality rates and discount rates. The discount rate assumptions are derived from a cash flow matching technique that utilizes rates that are based on Aa-rated corporate bonds with cash flows that match estimated benefit payments of each of the plans. The decreases in the weighted-average discount rate in 2017 and 2016 resulted in increases to the PBO of approximately $1.1 billion and $1.3 billion at December 31, 2017 and 2016.

Pension and Postretirement Plans (1)

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016
Change in fair value of plan assets
Fair value, January 1	$18,239	$17,962	$2,789	$2,738	$2,744	$2,805	$—	$—
Actual return on plan assets	2,285	1,075	118	541	128	74	—	—
Company contributions	—	—	23	48	98	104	393	104
Plan participant contributions	—	—	1	1	—	—	125	125
Settlements and curtailments	—	—	(190)	(20)	—	(6)	—	—
Benefits paid	(816)	(798)	(54)	(118)	(246)	(233)	(230)	(242)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	12	13
Foreign currency exchange rate changes	n/a	n/a	256	(401)	n/a	n/a	n/a	n/a
Fair value, December 31	$19,708	$18,239	$2,943	$2,789	$2,724	$2,744	$300	$—
Change in projected benefit obligation
Projected benefit obligation, January 1	$14,982	$14,461	$2,763	$2,580	$3,047	$3,053	$1,125	$1,152
Service cost	—	—	24	25	1	—	6	7
Interest cost	606	634	72	86	117	127	43	47
Plan participant contributions	—	—	1	1	—	—	125	125
Plan amendments	—	—	—	—	—	—	(19)	—
Settlements and curtailments	—	—	(200)	(31)	—	(6)	—	—
Actuarial loss (gain)	934	685	(26)	535	128	106	(7)	25
Benefits paid	(816)	(798)	(54)	(118)	(246)	(233)	(230)	(242)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	12	13
Foreign currency exchange rate changes	n/a	n/a	234	(315)	n/a	n/a	1	(2)
Projected benefit obligation, December 31	$15,706	$14,982	$2,814	$2,763	$3,047	$3,047	$1,056	$1,125
Amounts recognized on Consolidated Balance Sheet
Other assets	$4,002	$3,257	$610	$475	$730	$760	$—	$—
Accrued expenses and other liabilities	—	—	(481)	(449)	(1,053)	(1,063)	(756)	(1,125)
Net amount recognized, December 31	$4,002	$3,257	$129	$26	$(323)	$(303)	$(756)	$(1,125)
Funded status, December 31
Accumulated benefit obligation	$15,706	$14,982	$2,731	$2,645	$3,046	$3,046	n/a	n/a
Overfunded (unfunded) status of ABO	4,002	3,257	212	144	(322)	(302)	n/a	n/a
Provision for future salaries	—	—	83	118	1	1	n/a	n/a
Projected benefit obligation	15,706	14,982	2,814	2,763	3,047	3,047	$1,056	$1,125
Weighted-average assumptions, December 31
Discount rate	3.68%	4.16%	2.39%	2.56%	3.58%	4.01%	3.58%	3.99%
Rate of compensation increase	n/a	n/a	4.31	4.51	4.00	4.00	n/a	n/a

(1)	The measurement date for the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans was December 31 of each year reported.
n/a = not applicable

163 Bank of America 2017

The Corporation’s estimate of its contributions to be made to the Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans in 2018 is $17 million, $92 million and $19 million, respectively. The Corporation does not expect to make a contribution to the Qualified Pension Plan in 2018. It is the policy of the Corporation to fund no less than the minimum funding amount required by the Employee Retirement Income Security Act of 1974 (ERISA).
Pension Plans with ABO and PBO in excess of plan assets as of December 31, 2017 and 2016 are presented in the table below. For these plans, funding strategies vary due to legal requirements and local practices.

Plans with PBO and ABO in Excess of Plan Assets

	Non-U.S. Pension Plans		Nonqualified and Other Pension Plans
(Dollars in millions)	2017	2016	2017	2016
PBO	$671	$626	$1,054	$1,065
ABO	644	594	1,053	1,064
Fair value of plan assets	191	179	1	1

Components of Net Periodic Benefit Cost

	Qualified Pension Plan			Non-U.S. Pension Plans
(Dollars in millions)	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost (income)
Service cost	$—	$—	$—	$24	$25	$27
Interest cost	606	634	621	72	86	93
Expected return on plan assets	(1,068)	(1,038)	(1,045)	(136)	(123)	(133)
Amortization of net actuarial loss	154	139	170	8	6	6
Other	—	—	—	(7)	2	1
Net periodic benefit cost (income)	$(308)	$(265)	$(254)	$(39)	$(4)	$(6)
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	4.16%	4.51%	4.12%	2.56%	3.59%	3.56%
Expected return on plan assets	6.00	6.00	6.00	4.73	4.84	5.27
Rate of compensation increase	n/a	n/a	n/a	4.51	4.67	4.70

	Nonqualified and Other Pension Plans			Postretirement Health and Life Plans
(Dollars in millions)	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost (income)
Service cost	$1	$—	$—	$6	$7	$8
Interest cost	117	127	122	43	47	48
Expected return on plan assets	(95)	(101)	(92)	—	—	(1)
Amortization of net actuarial loss (gain)	34	25	34	(21)	(81)	(46)
Other	—	3	—	4	4	4
Net periodic benefit cost (income)	$57	$54	$64	$32	$(23)	$13
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	4.01%	4.34%	3.80%	3.99%	4.32%	3.75%
Expected return on plan assets	3.50	3.66	3.26	n/a	n/a	6.00
Rate of compensation increase	4.00	4.00	4.00	n/a	n/a	n/a
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
Assumed health care cost trend rates affect the postretirement benefit obligation and benefit cost reported for the Postretirement Health and Life Plans. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the Postretirement Health and Life Plans is 7.00 percent for 2018, reducing in steps to 5.00 percent in 2023 and later years. A one-percentage-point increase in assumed health care cost trend rates would have increased the service and interest costs, and the benefit obligation by $1 million and $26 million in 2017. A one-percentage-point decrease in assumed health care cost trend rates would have lowered the service and interest costs, and the benefit obligation by $1 million and $23 million in 2017.

Bank of America 2017 164

The Corporation’s net periodic benefit cost (income) recognized for the plans is sensitive to the discount rate and expected return on plan assets. With all other assumptions held constant, a 25 bp decline in the discount rate and expected return on plan assets assumptions would have resulted in an increase in the net periodic benefit cost for the Qualified Pension Plan of approximately $6 million and $45 million in 2017, and approximately $6 million and $47 million to be recognized in 2018. For the Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans, a 25 bp decline in discount rates and expected return on assets would not have a significant impact on the net periodic benefit cost for 2017 and 2018.

Pretax Amounts Included in Accumulated OCI

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans		Total
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Net actuarial loss (gain)	$3,992	$4,429	$196	$216	$1,014	$953	$(30)	$(44)	$5,172	$5,554
Prior service cost (credits)	—	—	4	4	—	—	(11)	12	(7)	16
Amounts recognized in accumulated OCI	$3,992	$4,429	$200	$220	$1,014	$953	$(41)	$(32)	$5,165	$5,570

Pretax Amounts Recognized in OCI

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans		Total (1)
(Dollars in millions)	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Current year actuarial loss (gain)	$(283)	$648	$(12)	$100	$95	$133	$(7)	$25	$(207)	$906
Amortization of actuarial gain (loss)	(154)	(139)	(8)	(6)	(34)	(28)	21	81	(175)	(92)
Current year prior service cost (credit)	—	—	—	—	—	—	(19)	—	(19)	—
Amortization of prior service cost	—	—	—	(1)	—	—	(4)	(4)	(4)	(5)
Amounts recognized in OCI	$(437)	$509	$(20)	$93	$61	$105	$(9)	$102	$(405)	$809
(1) Pretax amounts to be amortized from accumulated OCI as period cost during 2018 are estimated to be $176 million.
Plan Assets
The Qualified Pension Plan has been established as a retirement vehicle for participants, and trusts have been established to secure benefits promised under the Qualified Pension Plan. The Corporation’s policy is to invest the trust assets in a prudent manner for the exclusive purpose of providing benefits to participants and defraying reasonable expenses of administration. The Corporation’s investment strategy is designed to provide a total return that, over the long term, increases the ratio of assets to liabilities. The strategy attempts to maximize the investment return on assets at a level of risk deemed appropriate by the Corporation while complying with ERISA and any applicable regulations and laws. The investment strategy utilizes asset allocation as a principal determinant for establishing the risk/return profile of the assets. Asset allocation ranges are established, periodically reviewed and adjusted as funding levels and liability characteristics change. Active and passive investment managers are employed to help enhance the risk/return profile of the assets. An additional aspect of the investment strategy used to minimize risk (part of the asset allocation plan) includes matching the exposure of participant-selected investment measures. No plan assets are expected to be returned to the Corporation during 2018.
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
The target allocations for 2018 by asset category for the Qualified Pension Plan, Non-U.S. Pension Plans, and Nonqualified and Other Pension Plans are presented in the following table. Equity securities for the Qualified Pension Plan include common stock of the Corporation in the amounts of $261 million (1.33 percent of total plan assets) and $203 million (1.11 percent of total plan assets) at December 31, 2017 and 2016.

165 Bank of America 2017

2018 Target Allocation

Percentage
Asset Category	Qualified Pension Plan	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans
Equity securities	30-60	5-35	0-5
Debt securities	40-70	40-80	95-100
Real estate	0-10	0-15	0-5
Other	0-5	0-25	0-5
Fair Value Measurements
For more information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by the Corporation, see Note 1 – Summary of Significant Accounting Principles and Note 20 – Fair Value Measurements. Combined plan investment assets measured at fair value by level and in total at December 31, 2017 and 2016 are summarized in the Fair Value Measurements table.

Fair Value Measurements

	Level 1	Level 2	Level 3	Total
(Dollars in millions)	December 31, 2017
Cash and short-term investments
Money market and interest-bearing cash	$2,190	$—	$—	$2,190
Cash and cash equivalent commingled/mutual funds	—	1,004	—	1,004
Fixed income
U.S. government and agency securities	3,331	854	9	4,194
Corporate debt securities	—	2,417	—	2,417
Asset-backed securities	—	1,832	—	1,832
Non-U.S. debt securities	693	898	—	1,591
Fixed income commingled/mutual funds	775	1,676	—	2,451
Equity
Common and preferred equity securities	5,833	—	—	5,833
Equity commingled/mutual funds	271	1,753	—	2,024
Public real estate investment trusts	138	—	—	138
Real estate
Private real estate	—	—	93	93
Real estate commingled/mutual funds	—	13	831	844
Limited partnerships	—	155	85	240
Other investments (1)	101	649	74	824
Total plan investment assets, at fair value	$13,332	$11,251	$1,092	$25,675

	December 31, 2016
Cash and short-term investments
Money market and interest-bearing cash	$776	$—	$—	$776
Cash and cash equivalent commingled/mutual funds	—	997	—	997
Fixed income
U.S. government and agency securities	3,125	816	10	3,951
Corporate debt securities	—	1,892	—	1,892
Asset-backed securities	—	2,246	—	2,246
Non-U.S. debt securities	789	705	—	1,494
Fixed income commingled/mutual funds	778	1,503	—	2,281
Equity
Common and preferred equity securities	6,120	—	—	6,120
Equity commingled/mutual funds	735	1,225	—	1,960
Public real estate investment trusts	145	—	—	145
Real estate
Private real estate	—	—	150	150
Real estate commingled/mutual funds	—	12	748	760
Limited partnerships	—	132	38	170
Other investments (1)	15	732	83	830
Total plan investment assets, at fair value	$12,483	$10,260	$1,029	$23,772

(1)
Other investments include interest rate swaps of $156 million and $257 million, participant loans of $20 million and $36 million, commodity and balanced funds of $451 million and $369 million and other various investments of $197 million and $168 million at December 31, 2017 and 2016.

Bank of America 2017 166

The Level 3 Fair Value Measurements table presents a reconciliation of all plan investment assets measured at fair value using significant unobservable inputs (Level 3) during 2017, 2016 and 2015.

Level 3 Fair Value Measurements

	Balance January 1	Actual Return on Plan Assets Still Held at the Reporting Date	Purchases, Sales and Settlements	Balance December 31
(Dollars in millions)	2017
Fixed income
U.S. government and agency securities	$10	$—	$(1)	$9
Real estate
Private real estate	150	8	(65)	93
Real estate commingled/mutual funds	748	63	20	831
Limited partnerships	38	14	33	85
Other investments	83	5	(14)	74
Total	$1,029	$90	$(27)	$1,092

	2016
Fixed income
U.S. government and agency securities	$11	$—	$(1)	$10
Real estate
Private real estate	144	1	5	150
Real estate commingled/mutual funds	731	21	(4)	748
Limited partnerships	49	(2)	(9)	38
Other investments	102	4	(23)	83
Total	$1,037	$24	$(32)	$1,029

	2015
Fixed income
U.S. government and agency securities	$11	$—	$—	$11
Real estate
Private real estate	127	14	3	144
Real estate commingled/mutual funds	632	37	62	731
Limited partnerships	65	(1)	(15)	49
Other investments	127	(5)	(20)	102
Total	$962	$45	$30	$1,037
Projected Benefit Payments
Benefit payments projected to be made from the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans are presented in the table below.

Projected Benefit Payments

(Dollars in millions)	Qualified Pension Plan (1)	Non-U.S. Pension Plans (2)	Nonqualified and Other Pension Plans (2)	Postretirement Health and Life Plans (3)
2018	$927	$90	$237	$92
2019	912	98	239	87
2020	924	104	242	84
2021	912	112	239	81
2022	919	121	232	78
2023 - 2027	4,455	695	1,073	343

(1)	Benefit payments expected to be made from the plan’s assets.

(2)	Benefit payments expected to be made from a combination of the plans’ and the Corporation’s assets.

(3)	Benefit payments (net of retiree contributions) expected to be made from a combination of the plans’ and the Corporation’s assets.
Defined Contribution Plans
The Corporation maintains qualified and non-qualified defined contribution retirement plans. The Corporation recorded expense of $1.0 billion in each of 2017, 2016 and 2015 related to the qualified defined contribution plans. At December 31, 2017 and 2016, 218 million and 224 million shares of the Corporation’s common stock were held by these plans. Payments to the plans for dividends on common stock were $86 million, $60 million and $48 million in 2017, 2016 and 2015, respectively.
Certain non-U.S. employees are covered under defined contribution pension plans that are separately administered in accordance with local laws.

167 Bank of America 2017

NOTE 18 Stock-based Compensation Plans
The Corporation administers a number of equity compensation plans, with awards being granted predominantly from the Bank of America Key Employee Equity Plan (KEEP). Under this plan, 450 million shares of the Corporation’s common stock are authorized to be used for grants of awards.
During 2017 and 2016, the Corporation granted 85 million and 163 million RSU awards to certain employees under the KEEP. Generally, one-third of the RSUs vest on each of the first three anniversaries of the grant date provided that the employee remains continuously employed with the Corporation during that time. The RSUs are authorized to settle predominantly in shares of common stock of the Corporation, and are expensed ratably over the vesting period, net of estimated forfeitures, for non-retirement eligible employees based on the grant-date fair value of the shares. Certain RSUs will be settled in cash or contain settlement provisions that subject these awards to variable accounting whereby compensation expense is adjusted to fair value based on changes in the share price of the Corporation’s common stock up to the settlement date. Awards granted in years prior to 2016 were predominantly cash settled.
Effective October 1, 2017, the Corporation changed its accounting method for determining when stock-based compensation awards granted to retirement-eligible employees are deemed authorized, changing from the grant date to the beginning of the year preceding the grant date when the incentive award plans are generally approved. As a result, the estimated value of the awards is now expensed ratably over the year preceding the grant date. The compensation cost for all prior periods presented herein has been restated. For more information, see Note 1 – Summary of Significant Accounting Principles.
The compensation cost for the stock-based plans was $2.2 billion, $2.2 billion and $2.1 billion in 2017, 2016 and 2015 and the related income tax benefit was $829 million, $835 million and $792 million for 2017, 2016 and 2015, respectively.
Restricted Stock/Units
The table below presents the status at December 31, 2017 of the share-settled restricted stock/units and changes during 2017.

Stock-settled Restricted Stock/Units

	Shares/Units	Weighted- average Grant Date Fair Value
Outstanding at January 1, 2017	156,492,946	$11.99
Granted	81,555,447	24.58
Vested	(52,187,746)	12.01
Canceled	(6,587,404)	16.93
Outstanding at December 31, 2017	179,273,243	17.53

The table below presents the status at December 31, 2017 of the cash-settled RSUs granted under the KEEP and changes during 2017.

Cash-settled Restricted Units

Units
Outstanding at January 1, 2017	121,235,489
Granted	3,105,988
Vested	(79,525,864)
Canceled	(2,605,987)
Outstanding at December 31, 2017	42,209,626
At December 31, 2017, there was an estimated $1.1 billion of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to four years, with a weighted-average period of 1.7 years. The total fair value of restricted stock vested in 2017, 2016 and 2015 was $1.3 billion, $358 million and $145 million, respectively. In 2017, 2016 and 2015, the amount of cash paid to settle equity-based awards for all equity compensation plans was $1.9 billion, $1.7 billion and $3.0 billion, respectively.
Stock Options
The table below presents the status of all option plans at December 31, 2017 and changes during 2017.

Stock Options

	Options	Weighted- average Exercise Price
Outstanding at January 1, 2017	42,357,282	$50.57
Forfeited	(25,769,108)	55.15
Outstanding at December 31, 2017	16,588,174	43.44
All options outstanding as of December 31, 2017 were vested and exercisable with a weighted-average remaining contractual term of less than one year and have no aggregate intrinsic value. No options have been granted since 2008.

Bank of America 2017 168

NOTE 19 Income Taxes
On December 22, 2017, the President signed into law the Tax Act which made significant changes to federal income tax law including, among other things, reducing the statutory corporate income tax rate to 21 percent from 35 percent and changing the taxation of the Corporation’s non-U.S. business activities. The estimated impact on net income was $2.9 billion, driven by $2.3 billion in income tax expense, largely from a lower valuation of certain U.S. deferred tax assets and liabilities. The change in the statutory tax rate also impacted the Corporation’s tax-advantaged energy investments, resulting in a downward valuation adjustment of $946 million recorded in other income and a related income tax benefit of $347 million, which when netted against the $2.3 billion, resulted in a net impact on income tax expense of $1.9 billion. For more information on the Tax Act, see Note 1 – Summary of Significant Accounting Principles.
The components of income tax expense for 2017, 2016 and 2015 are presented in the table below.

Income Tax Expense

(Dollars in millions)	2017	2016	2015
Current income tax expense
U.S. federal	$1,310	$302	$2,539
U.S. state and local	557	120	210
Non-U.S.	939	984	561
Total current expense	2,806	1,406	3,310
Deferred income tax expense
U.S. federal	7,238	5,416	1,855
U.S. state and local	835	(279)	515
Non-U.S.	102	656	597
Total deferred expense	8,175	5,793	2,967
Total income tax expense	$10,981	$7,199	$6,277
Total income tax expense does not reflect the tax effects of items that are included in OCI each period. For more information, see Note 14 – Accumulated Other Comprehensive Income (Loss). Other tax effects included in OCI each period resulted in a benefit of $1.2 billion and $498 million in 2017 and 2016 and an expense of $631 million in 2015. In addition, prior to 2017, total income tax expense does not reflect tax effects associated with the Corporation’s employee stock plans which decreased common stock and additional paid-in capital $41 million and $44 million in 2016 and 2015.
Income tax expense for 2017, 2016 and 2015 varied from the amount computed by applying the statutory income tax rate to income before income taxes. A reconciliation of the expected U.S. federal income tax expense, calculated by applying the federal statutory tax rate of 35 percent, to the Corporation’s actual income tax expense, and the effective tax rates for 2017, 2016 and 2015 are presented in the table below.

Reconciliation of Income Tax Expense

	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in millions)	2017		2016		2015
Expected U.S. federal income tax expense	$10,225	35.0%	$8,757	35.0%	$7,765	35.0%
Increase (decrease) in taxes resulting from:
State tax expense, net of federal benefit	881	3.0	420	1.7	438	2.0
Tax law changes (1)	2,281	7.8	348	1.4	289	1.3
Changes in prior-period UTBs, including interest	133	0.5	(328)	(1.3)	(52)	(0.2)
Nondeductible expenses	97	0.3	180	0.7	40	0.1
Affordable housing/energy/other credits	(1,406)	(4.8)	(1,203)	(4.8)	(1,087)	(4.9)
Tax-exempt income, including dividends	(672)	(2.3)	(562)	(2.2)	(539)	(2.4)
Non-U.S. tax rate differential	(272)	(0.9)	(307)	(1.2)	(559)	(2.5)
Share-based compensation	(236)	(0.8)	—	—	—	—
Other	(50)	(0.2)	(106)	(0.5)	(18)	(0.1)
Total income tax expense	$10,981	37.6%	$7,199	28.8%	$6,277	28.3%

(1)	Amounts for 2016 and 2015 are for Non-U.S. tax law changes.
The reconciliation of the beginning unrecognized tax benefits (UTB) balance to the ending balance is presented in the following table.

Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	2017	2016	2015
Balance, January 1	$875	$1,095	$1,068
Increases related to positions taken during the current year	292	104	36
Increases related to positions taken during prior years	750	1,318	187
Decreases related to positions taken during prior years	(122)	(1,091)	(177)
Settlements	(17)	(503)	(1)
Expiration of statute of limitations	(5)	(48)	(18)
Balance, December 31	$1,773	$875	$1,095

169 Bank of America 2017

At December 31, 2017, 2016 and 2015, the balance of the Corporation’s UTBs which would, if recognized, affect the Corporation’s effective tax rate was $1.2 billion, $0.6 billion and $0.7 billion, respectively. Included in the UTB balance are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction and the portion of gross non-U.S. UTBs that would be offset by tax reductions in other jurisdictions.
The Corporation files income tax returns in more than 100 state and non-U.S. jurisdictions each year. The IRS and other tax authorities in countries and states in which the Corporation has significant business operations examine tax returns periodically (continuously in some jurisdictions). The following table summarizes the status of examinations by major jurisdiction for the Corporation and various subsidiaries at December 31, 2017.

Tax Examination Status

	Years under Examination (1)	Status at December 31 2017
United States	2012 – 2013	IRS Appeals
United States	2014 – 2016	Field examination
New York	2015	Field examination
United Kingdom	2016	To begin in 2018

(1)	All tax years subsequent to the years shown remain subject to examination.
It is reasonably possible that the UTB balance may decrease by as much as $0.4 billion during the next 12 months, since resolved items will be removed from the balance whether their resolution results in payment or recognition.
The Corporation recognized expense of $1 million and $56 million in 2017 and 2016 and a benefit of $82 million in 2015 for interest and penalties, net-of-tax, in income tax expense. At December 31, 2017 and 2016, the Corporation’s accrual for interest and penalties that related to income taxes, net of taxes and remittances, was $185 million and $167 million.
Significant components of the Corporation’s net deferred tax assets and liabilities at December 31, 2017 and 2016 are presented in the following table. Amounts at December 31, 2017 reflect appropriate revaluations as a result of the Tax Act’s new 21 percent federal tax rate.

Deferred Tax Assets and Liabilities

	December 31
(Dollars in millions)	2017	2016
Deferred tax assets
Net operating loss carryforwards	$8,506	$9,199
Security, loan and debt valuations	2,939	4,726
Allowance for credit losses	2,598	4,362
Accrued expenses	2,021	3,016
Tax credit carryforwards	1,793	3,125
Employee compensation and retirement benefits	1,705	3,042
Available-for-sale securities	510	784
Other	1,034	1,599
Gross deferred tax assets	21,106	29,853
Valuation allowance	(1,644)	(1,117)
Total deferred tax assets, net of valuation allowance	19,462	28,736

Deferred tax liabilities
Equipment lease financing	2,492	3,489
Tax credit partnerships	734	539
Intangibles	670	1,171
Fee income	601	847
Mortgage servicing rights	349	829
Long-term borrowings	227	355
Other	1,764	1,915
Gross deferred tax liabilities	6,837	9,145
Net deferred tax assets, net of valuation allowance	$12,625	$19,591
The table below summarizes the deferred tax assets and related valuation allowances recognized for the net operating loss (NOL) and tax credit carryforwards at December 31, 2017.

Net Operating Loss and Tax Credit Carryforward Deferred Tax Assets

(Dollars in millions)	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset	First Year Expiring
Net operating losses - U.S.	$868	$—	$868	After 2027
Net operating losses - U.K. (1)	5,347	—	5,347	None
Net operating losses - other non-U.S.	657	(578)	79	Various
Net operating losses - U.S. states (2)	1,634	(584)	1,050	Various
General business credits	1,721	—	1,721	After 2036
Foreign tax credits	72	(72)	—	n/a

(1)	Represents U.K. broker/dealer net operating losses which may be carried forward indefinitely.

(2)	The net operating losses and related valuation allowances for U.S. states before considering the benefit of federal deductions were $2.1 billion and $739 million.
n/a = not applicable

Bank of America 2017 170

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
At December 31, 2017, U.S. federal income taxes had not been provided on approximately $5 billion of temporary differences associated with investments in non-U.S. subsidiaries that are essentially permanent in duration.  If the Corporation were to record the associated deferred tax liability, the amount would be approximately $1 billion.
NOTE 20 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards that require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. The Corporation categorizes its financial instruments into three levels based on the established fair value hierarchy. The Corporation conducts a review of its fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable in the current marketplace. These transfers are considered to be effective as of the beginning of the quarter in which they occur. For more information regarding the fair value hierarchy and how the Corporation measures fair value, see Note 1 – Summary of Significant Accounting Principles. The Corporation accounts for certain financial instruments under the fair value option. For more information, see Note 21 – Fair Value Option.
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
During 2017, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
Trading Account Assets and Liabilities and Debt Securities
The fair values of trading account assets and liabilities are primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. The fair values of debt securities are generally based on quoted market prices or market prices for similar assets. Liquidity is a significant factor in the determination of the fair values of trading account assets and liabilities and debt securities. Market price quotes may not be readily available for some positions such as positions within a market sector where trading activity has slowed significantly or ceased. Some of these instruments are valued using a discounted cash flow model, which estimates the fair value of the securities using internal credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Principal and interest cash flows are discounted using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value for the specific security. Other instruments are valued using a net asset value approach which considers the value of the underlying securities. Underlying assets are valued using external pricing services, where available, or matrix pricing based on the vintages and ratings. Situations of illiquidity generally are triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial statements and changes in credit ratings made by one or more rating agencies.

171 Bank of America 2017

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
Short-term Borrowings and Long-term Debt
The Corporation issues structured liabilities that have coupons or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities. The fair values of these structured liabilities are estimated using quantitative models for the combined derivative and debt portions of the notes. These models incorporate observable and, in some instances, unobservable inputs including security prices, interest rate yield curves, option volatility, currency, commodity or equity rates and correlations among these inputs. The Corporation also considers the impact of its own credit spread in determining the discount rate used to value these liabilities. The credit spread is determined by reference to observable spreads in the secondary bond market.
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
Deposits
The fair values of deposits are determined using quantitative models, including discounted cash flow models that require the use of multiple market inputs including interest rates and spreads to generate continuous yield or pricing curves, and volatility factors. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. The Corporation considers the impact of its own credit spread in the valuation of these liabilities. The credit risk is determined by reference to observable credit spreads in the secondary cash market.
Asset-backed Secured Financings
The fair values of asset-backed secured financings are based on external broker bids, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans adjusted to reflect the inherent credit risk.

Bank of America 2017 172

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at December 31, 2017 and 2016, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	December 31, 2017
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$52,906	$—	$—	$52,906
Trading account assets:
U.S. Treasury and agency securities (2, 3)	38,720	1,922	—	—	40,642
Corporate securities, trading loans and other	—	28,714	1,864	—	30,578
Equity securities (3)	60,747	23,958	235	—	84,940
Non-U.S. sovereign debt (3)	6,545	15,839	556	—	22,940
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed (2)	—	20,586	—	—	20,586
Mortgage trading loans, ABS and other MBS	—	8,174	1,498	—	9,672
Total trading account assets (4)	106,012	99,193	4,153	—	209,358
Derivative assets (3, 5)	6,305	341,178	4,067	(313,788)	37,762
AFS debt securities:
U.S. Treasury and agency securities	51,915	1,608	—	—	53,523
Mortgage-backed securities:
Agency	—	192,929	—	—	192,929
Agency-collateralized mortgage obligations	—	6,804	—	—	6,804
Non-agency residential	—	2,669	—	—	2,669
Commercial	—	13,684	—	—	13,684
Non-U.S. securities	772	5,880	25	—	6,677
Other taxable securities	—	5,261	509	—	5,770
Tax-exempt securities	—	20,106	469	—	20,575
Total AFS debt securities	52,687	248,941	1,003	—	302,631
Other debt securities carried at fair value:
Mortgage-backed securities:
Agency-collateralized mortgage obligations	—	5	—	—	5
Non-agency residential	—	2,764	—	—	2,764
Non-U.S. securities	8,191	1,297	—	—	9,488
Other taxable securities	—	229	—	—	229
Total other debt securities carried at fair value	8,191	4,295	—	—	12,486
Loans and leases	—	5,139	571	—	5,710
Mortgage servicing rights (6)	—	—	2,302	—	2,302
Loans held-for-sale	—	1,466	690	—	2,156
Other assets	19,367	789	123	—	20,279
Total assets	$192,562	$753,907	$12,909	$(313,788)	$645,590
Liabilities
Interest-bearing deposits in U.S. offices	$—	$449	$—	$—	$449
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	36,182	—	—	36,182
Trading account liabilities:
U.S. Treasury and agency securities	17,266	734	—	—	18,000
Equity securities (3)	33,019	3,885	—	—	36,904
Non-U.S. sovereign debt (3)	11,976	7,382	—	—	19,358
Corporate securities and other	—	6,901	24	—	6,925
Total trading account liabilities	62,261	18,902	24	—	81,187
Derivative liabilities (3, 5)	6,029	334,261	5,781	(311,771)	34,300
Short-term borrowings	—	1,494	—	—	1,494
Accrued expenses and other liabilities	21,887	945	8	—	22,840
Long-term debt	—	29,923	1,863	—	31,786
Total liabilities	$90,177	$422,156	$7,676	$(311,771)	$208,238

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $21.3 billion of GSE obligations.

(3)
During 2017, for trading account assets and liabilities, $1.1 billion of U.S. Treasury and agency securities assets, $5.3 billion of equity securities assets, $3.1 billion of equity securities liabilities, $3.3 billion of non-U.S. sovereign debt assets and $1.5 billion of non-U.S. sovereign debt liabilities were transferred from Level 1 to Level 2 based on the liquidity of the positions. In addition, $14.1 billion of equity securities assets and $4.3 billion of equity securities liabilities were transferred from Level 2 to Level 1. Also in 2017, $4.2 billion of derivative assets and $3.0 billion of derivative liabilities were transferred from Level 1 to Level 2 and $758 million of derivative assets and $608 million of derivative liabilities were transferred from Level 2 to Level 1 based on the observability of inputs used to measure fair value. For further disaggregation of derivative assets and liabilities, see Note 2 – Derivatives.

(4)
Includes securities with a fair value of $16.8 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet.

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

(6)	MSRs include the $1.7 billion core MSR portfolio held in Consumer Banking, the $135 million non-core MSR portfolio held in All Other and the $510 million non-U.S. MSR portfolio held in Global Markets.

173 Bank of America 2017

	December 31, 2016
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$49,750	$—	$—	$49,750
Trading account assets:
U.S. Treasury and agency securities (2)	34,587	1,927	—	—	36,514
Corporate securities, trading loans and other	171	22,861	2,777	—	25,809
Equity securities	50,169	21,601	281	—	72,051
Non-U.S. sovereign debt	9,578	9,940	510	—	20,028
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed (2)	—	15,799	—	—	15,799
Mortgage trading loans, ABS and other MBS	—	8,797	1,211	—	10,008
Total trading account assets (3)	94,505	80,925	4,779	—	180,209
Derivative assets (4)	7,337	619,848	3,931	(588,604)	42,512
AFS debt securities:
U.S. Treasury and agency securities	46,787	1,465	—	—	48,252
Mortgage-backed securities:
Agency	—	189,486	—	—	189,486
Agency-collateralized mortgage obligations	—	8,330	—	—	8,330
Non-agency residential	—	2,013	—	—	2,013
Commercial	—	12,322	—	—	12,322
Non-U.S. securities	1,934	3,600	229	—	5,763
Other taxable securities	—	10,020	594	—	10,614
Tax-exempt securities	—	16,618	542	—	17,160
Total AFS debt securities	48,721	243,854	1,365	—	293,940
Other debt securities carried at fair value:
Mortgage-backed securities:
Agency-collateralized mortgage obligations	—	5	—	—	5
Non-agency residential	—	3,114	25	—	3,139
Non-U.S. securities	15,109	1,227	—	—	16,336
Other taxable securities	—	240	—	—	240
Total other debt securities carried at fair value	15,109	4,586	25	—	19,720
Loans and leases	—	6,365	720	—	7,085
Mortgage servicing rights (5)	—	—	2,747	—	2,747
Loans held-for-sale	—	3,370	656	—	4,026
Debt securities in assets of business held for sale	619	—	—	—	619
Other assets	11,824	1,739	239	—	13,802
Total assets	$178,115	$1,010,437	$14,462	$(588,604)	$614,410
Liabilities
Interest-bearing deposits in U.S. offices	$—	$731	$—	$—	$731
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	35,407	359	—	35,766
Trading account liabilities:
U.S. Treasury and agency securities	15,854	197	—	—	16,051
Equity securities	25,884	3,014	—	—	28,898
Non-U.S. sovereign debt	9,409	2,103	—	—	11,512
Corporate securities and other	163	6,380	27	—	6,570
Total trading account liabilities	51,310	11,694	27	—	63,031
Derivative liabilities (4)	7,173	615,896	5,244	(588,833)	39,480
Short-term borrowings	—	2,024	—	—	2,024
Accrued expenses and other liabilities	12,978	1,643	9	—	14,630
Long-term debt	—	28,523	1,514	—	30,037
Total liabilities	$71,461	$695,918	$7,153	$(588,833)	$185,699

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $17.5 billion of GSE obligations.

(3)
Includes securities with a fair value of $14.6 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet.

(4)
During 2016, $2.3 billion of derivative assets and $2.4 billion of derivative liabilities were transferred from Level 1 to Level 2 and $2.0 billion of derivative assets and $1.8 billion of derivative liabilities were transferred from Level 2 to Level 1 based on the observability of inputs used to measure fair value. For further disaggregation of derivative assets and liabilities, see Note 2 – Derivatives.

(5)	MSRs include the $2.1 billion core MSR portfolio held in Consumer Banking, the $212 million non-core MSR portfolio held in All Other and the $469 million non-U.S. MSR portfolio held in Global Markets.

Bank of America 2017 174

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2017, 2016 and 2015, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements in 2017 (1)

(Dollars in millions)	Balance January 1 2017	Total Realized/Unrealized Gains/(Losses) (2)	Gains/ (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31 2017	Change in Unrealized Gains/(Losses) Related to Financial Instruments Still Held (2)
				Purchases	Sales	Issuances	Settlements
Trading account assets:
Corporate securities, trading loans and other	$2,777	$229	$—	$547	$(702)	$5	$(666)	$728	$(1,054)	$1,864	$2
Equity securities	281	18	—	55	(70)	—	(10)	146	(185)	235	(1)
Non-U.S. sovereign debt	510	74	(8)	53	(59)	—	(73)	72	(13)	556	70
Mortgage trading loans, ABS and other MBS	1,211	165	(2)	1,210	(990)	—	(233)	218	(81)	1,498	72
Total trading account assets	4,779	486	(10)	1,865	(1,821)	5	(982)	1,164	(1,333)	4,153	143
Net derivative assets (4)	(1,313)	(984)	—	664	(979)	—	949	48	(99)	(1,714)	(409)
AFS debt securities:
Non-U.S. securities	229	2	16	49	—	—	(271)	—	—	25	—
Other taxable securities	594	4	8	5	—	—	(42)	34	(94)	509	—
Tax-exempt securities	542	1	3	14	(70)	—	(11)	35	(45)	469	—
Total AFS debt securities	1,365	7	27	68	(70)	—	(324)	69	(139)	1,003	—
Other debt securities carried at fair value – Non-agency residential MBS	25	(1)	—	—	(21)	—	(3)	—	—	—	—
Loans and leases (5, 6)	720	15	—	3	(34)	—	(126)	—	(7)	571	11
Mortgage servicing rights (6, 7)	2,747	70	—	—	(25)	258	(748)	—	—	2,302	(248)
Loans held-for-sale (5)	656	100	(3)	3	(189)	—	(346)	501	(32)	690	14
Other assets	239	74	(57)	2	(189)	—	(10)	64	—	123	22
Federal funds purchased and securities loaned or sold under agreements to repurchase (5)	(359)	(5)	—	—	—	(12)	171	(58)	263	—	—
Trading account liabilities – Corporate securities and other	(27)	14	—	8	(17)	(2)	—	—	—	(24)	2
Accrued expenses and other liabilities (5)	(9)	—	—	—	—	—	1	—	—	(8)	—
Long-term debt (5)	(1,514)	(135)	(31)	84	—	(288)	514	(711)	218	(1,863)	(196)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)
Includes gains/losses reported in earnings in the following income statement line items: Trading account assets/liabilities - primarily trading account profits; Net derivative assets - primarily trading account profits and mortgage banking income; MSRs - primarily mortgage banking income; Long-term debt - primarily trading account profits. For MSRs, the amounts reflect the changes in modeled MSR fair value due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve, and periodic adjustments to the valuation model to reflect changes in the modeled relationships between inputs and projected cash flows, as well as changes in cash flow assumptions including cost to service.

(3)
Includes unrealized gains/losses in OCI on AFS securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. For more information, see Note 1 – Summary of Significant Accounting Principles.

(4)	Net derivatives include derivative assets of $4.1 billion and derivative liabilities of $5.8 billion.

(5)	Amounts represent instruments that are accounted for under the fair value option.

(6)	Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.

(7)	Settlements represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.
Significant transfers into Level 3, primarily due to decreased price observability, during 2017 included $1.2 billion of trading account assets, $501 million of LHFS and $711 million of long-term debt. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Significant transfers out of Level 3, primarily due to increased price observability, during 2017 included $1.3 billion of trading account assets, $139 million of AFS debt securities, $263 million of federal funds purchased and securities loaned or sold under agreements to repurchase and $218 million of long-term debt.

175 Bank of America 2017

Level 3 – Fair Value Measurements in 2016 (1)

	Balance January 1 2016	Total Realized/Unrealized Gains/(Losses) (2)	Gains/ (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31 2016	Change in Unrealized Gains/(Losses) Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Trading account assets:
Corporate securities, trading loans and other	$2,838	$78	$2	$1,508	$(847)	$—	$(725)	$728	$(805)	$2,777	$(82)
Equity securities	407	74	—	73	(169)	—	(82)	70	(92)	281	(59)
Non-U.S. sovereign debt	521	122	91	12	(146)	—	(90)	—	—	510	120
Mortgage trading loans, ABS and other MBS	1,868	188	(2)	988	(1,491)	—	(344)	158	(154)	1,211	64
Total trading account assets	5,634	462	91	2,581	(2,653)	—	(1,241)	956	(1,051)	4,779	43
Net derivative assets (4)	(441)	285	—	470	(1,155)	—	76	(186)	(362)	(1,313)	(376)
AFS debt securities:
Non-agency residential MBS	106	—	—	—	(106)	—	—	—	—	—	—
Non-U.S. securities	—	—	(6)	584	(92)	—	(263)	6	—	229	—
Other taxable securities	757	4	(2)	—	—	—	(83)	—	(82)	594	—
Tax-exempt securities	569	—	(1)	1	—	—	(2)	10	(35)	542	—
Total AFS debt securities	1,432	4	(9)	585	(198)	—	(348)	16	(117)	1,365	—
Other debt securities carried at fair value – Non-agency residential MBS	30	(5)	—	—	—	—	—	—	—	25	—
Loans and leases (5, 6)	1,620	(44)	—	69	(553)	50	(194)	6	(234)	720	17
Mortgage servicing rights (6, 7)	3,087	149	—	—	(80)	411	(820)	—	—	2,747	(107)
Loans held-for-sale (5)	787	79	50	22	(256)	—	(93)	173	(106)	656	70
Other assets	374	(13)	—	38	(111)	—	(52)	3	—	239	(36)
Federal funds purchased and securities loaned or sold under agreements to repurchase (5)	(335)	(11)	—	—	—	(22)	27	(19)	1	(359)	4
Trading account liabilities – Corporate securities and other	(21)	5	—	—	(11)	—	—	—	—	(27)	4
Short-term borrowings (5)	(30)	1	—	—	—	—	29	—	—	—	—
Accrued expenses and other liabilities (5)	(9)	—	—	—	—	—	—	—	—	(9)	—
Long-term debt (5)	(1,513)	(74)	(20)	140	—	(521)	948	(939)	465	(1,514)	(184)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)
Includes gains/losses reported in earnings in the following income statement line items: Trading account assets/liabilities - trading account profits; Net derivative assets - primarily trading account profits and mortgage banking income; MSRs - primarily mortgage banking income; Long-term debt - primarily trading account profits. For MSRs, the amounts reflect the changes in modeled MSR fair value due principally to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve.

(3)
Includes unrealized gains/losses in OCI on AFS securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. For more information, see Note 1 – Summary of Significant Accounting Principles.

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

Bank of America 2017 176

Level 3 – Fair Value Measurements in 2015 (1)

(Dollars in millions)	Balance January 1 2015	Total Realized/Unrealized Gains/(Losses) (2)	Gains/ (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31 2015	Change in Unrealized Gains/(Losses) Related to Financial Instruments Still Held (2)
				Purchases	Sales	Issuances	Settlements
Trading account assets:
Corporate securities, trading loans and other	$3,270	$(31)	$(11)	$1,540	$(1,616)	$—	$(1,122)	$1,570	$(762)	$2,838	$(123)
Equity securities	352	9	—	49	(11)	—	(11)	41	(22)	407	3
Non-U.S. sovereign debt	574	114	(179)	185	(1)	—	(145)	—	(27)	521	74
Mortgage trading loans, ABS and other MBS	2,063	154	1	1,250	(1,117)	—	(493)	50	(40)	1,868	(93)
Total trading account assets	6,259	246	(189)	3,024	(2,745)	—	(1,771)	1,661	(851)	5,634	(139)
Net derivative assets (4)	(920)	1,335	(7)	273	(863)	—	(261)	(40)	42	(441)	605
AFS debt securities:
Non-agency residential MBS	279	(12)	—	134	—	—	(425)	167	(37)	106	—
Non-U.S. securities	10	—	—	—	—	—	(10)	—	—	—	—
Other taxable securities	1,667	—	—	189	—	—	(160)	—	(939)	757	—
Tax-exempt securities	599	—	—	—	—	—	(30)	—	—	569	—
Total AFS debt securities	2,555	(12)	—	323	—	—	(625)	167	(976)	1,432	—
Other debt securities carried at fair value – Non-agency residential MBS	—	(3)	—	33	—	—	—	—	—	30	—
Loans and leases (5, 6)	1,983	(23)	—	—	(4)	57	(237)	144	(300)	1,620	13
Mortgage servicing rights (6, 7)	3,530	187	—	—	(393)	637	(874)	—	—	3,087	(85)
Loans held-for-sale (5)	173	(51)	(8)	771	(203)	61	(61)	203	(98)	787	(39)
Other assets	911	(55)	—	11	(130)	—	(51)	10	(322)	374	(61)
Federal funds purchased and securities loaned or sold under agreements to repurchase (5)	—	(11)	—	—	—	(131)	217	(411)	1	(335)	—
Trading account liabilities – Corporate securities and other	(36)	19	—	30	(34)	—	—	—	—	(21)	(3)
Short-term borrowings (5)	—	17	—	—	—	(52)	10	(24)	19	(30)	1
Accrued expenses and other liabilities (5)	(10)	1	—	—	—	—	—	—	—	(9)	1
Long-term debt (5)	(2,362)	287	19	616	—	(188)	273	(1,592)	1,434	(1,513)	255

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)
Includes gains/losses reported in earnings in the following income statement line items: Trading account assets/liabilities - trading account profits; Net derivative assets - primarily trading account profits and mortgage banking income; MSRs - primarily mortgage banking income; Long-term debt - primarily trading account profits. For MSRs, the amounts reflect the changes in modeled MSR fair value due principally to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve.

(3)
Includes unrealized gains/losses in OCI on AFS securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. For more information, see Note 1 – Summary of Significant Accounting Principles.

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

177 Bank of America 2017

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at December 31, 2017 and 2016.

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2017

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$871	Discounted cash flow	Yield	0% to 25%	6%
Trading account assets – Mortgage trading loans, ABS and other MBS	298		Prepayment speed	0% to 22% CPR	12%
Loans and leases	570		Default rate	0% to 3% CDR	1%
Loans held-for-sale	3		Loss severity	0% to 53%	17%
Instruments backed by commercial real estate assets	$286	Discounted cash flow	Yield	0% to 25%	9%
Trading account assets – Corporate securities, trading loans and other	244		Price	$0 to $100	$67
Trading account assets – Mortgage trading loans, ABS and other MBS	42
Commercial loans, debt securities and other	$4,023	Discounted cash flow, Market comparables	Yield	0% to 12%	5%
Trading account assets – Corporate securities, trading loans and other	1,613		Prepayment speed	10% to 20%	16%
Trading account assets – Non-U.S. sovereign debt	556		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, ABS and other MBS	1,158		Loss severity	35% to 40%	37%
AFS debt securities – Other taxable securities	8		Price	$0 to $145	$63
Loans and leases	1
Loans held-for-sale	687
Auction rate securities	$977	Discounted cash flow, Market comparables	Price	$10 to $100	$94
Trading account assets – Corporate securities, trading loans and other	7
AFS debt securities – Other taxable securities	501
AFS debt securities – Tax-exempt securities	469
MSRs	$2,302	Discounted cash flow	Weighted-average life, fixed rate (4)	0 to 14 years	5 years
			Weighted-average life, variable rate (4)	0 to 10 years	3 years
			Option Adjusted Spread, fixed rate	9% to 14%	10%
			Option Adjusted Spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(1,863)	Discounted cash flow, Market comparables, Industry standard derivative pricing (2)	Equity correlation	15% to 100%	63%
			Long-dated equity volatilities	4% to 84%	22%
			Yield	7.5%	n/a
			Price	$0 to $100	$66
Net derivative assets
Credit derivatives	$(282)	Discounted cash flow, Stochastic recovery correlation model	Yield	1% to 5%	3%
			Upfront points	0 points to 100 points	71 points
			Credit correlation	35% to 83%	42%
			Prepayment speed	15% to 20% CPR	16%
			Default rate	1% to 4% CDR	2%
			Loss severity	35%	n/a
			Price	$0 to $102	$82
Equity derivatives	$(2,059)	Industry standard derivative pricing (2)	Equity correlation	15% to 100%	63%
			Long-dated equity volatilities	4% to 84%	22%
Commodity derivatives	$(3)	Discounted cash flow, Industry standard derivative pricing (2)	Natural gas forward price	$1/MMBtu to $5/MMBtu	$3/MMBtu
			Correlation	71% to 87%	81%
			Volatilities	26% to 132%	57%
Interest rate derivatives	$630	Industry standard derivative pricing (3)	Correlation (IR/IR)	15% to 92%	50%
			Correlation (FX/IR)	0% to 46%	1%
			Long-dated inflation rates	-14% to 38%	4%
			Long-dated inflation volatilities	0% to 1%	1%
Total net derivative assets	$(1,714)

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 173: Trading account assets – Corporate securities, trading loans and other of $1.9 billion, Trading account assets – Non-U.S. sovereign debt of $556 million, Trading account assets – Mortgage trading loans, ABS and other MBS of $1.5 billion, AFS debt securities – Other taxable securities of $509 million, AFS debt securities – Tax-exempt securities of $469 million, Loans and leases of $571 million and LHFS of $690 million.

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

Bank of America 2017 178

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

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 174: Trading account assets – Corporate securities, trading loans and other of $2.8 billion, Trading account assets – Non-U.S. sovereign debt of $510 million, Trading account assets – Mortgage trading loans, ABS and other MBS of $1.2 billion, AFS debt securities – Other taxable securities of $594 million, AFS debt securities – Tax-exempt securities of $542 million, Loans and leases of $720 million and LHFS of $656 million.

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

179 Bank of America 2017

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
A significant increase in market yields, default rates, loss severities or duration would result in a significantly lower fair value for long positions. Short positions would be impacted in a directionally opposite way. The impact of changes in prepayment speeds would have differing impacts depending on the seniority of the instrument and, in the case of CLOs, whether prepayments can be reinvested. A significant increase in price would result in a significantly higher fair value for long positions, and short positions would be impacted in a directionally opposite way.
Mortgage Servicing Rights
The weighted-average lives and fair value of MSRs are sensitive to changes in modeled assumptions. The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions. The weighted-average life represents the average period of time that the MSRs’ cash flows are expected to be received. Absent other changes, an increase (decrease) to the weighted-average life would generally result in an increase (decrease) in the fair value of the MSRs. For example, a 10 percent or 20 percent decrease in prepayment rates, which impacts the weighted-average life, could result in an increase in fair value of $83 million or $172 million, while a 10 percent or 20 percent increase in prepayment rates could result in a decrease in fair value of $76 million or $147 million. A 100 bp or 200 bp decrease in OAS levels could result in an increase in fair value of $69 million or $143 million, while a 100 bp or 200 bp increase in OAS levels could result in a decrease in fair value of $65 million or $125 million. These sensitivities are hypothetical and actual amounts may vary materially. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of MSRs that continue to be held by the Corporation is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. In addition, these sensitivities do not reflect any hedge strategies that may be undertaken to mitigate such risk. The Corporation manages the risk in MSRs with derivatives such as options and interest rate swaps, which are not designated as accounting hedges, as well as securities including MBS and U.S. Treasury securities. The securities used to manage the risk in the MSRs are classified in other assets on the Consolidated Balance Sheet.
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

Bank of America 2017 180

Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value, but only in certain situations (e.g., impairment) and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during 2017, 2016 and 2015.

Assets Measured at Fair Value on a Nonrecurring Basis

	December 31, 2017		December 31, 2016
(Dollars in millions)	Level 2	Level 3	Level 2	Level 3
Assets
Loans held-for-sale	$—	$2	$193	$44
Loans and leases (1)	—	894	—	1,416
Foreclosed properties (2, 3)	—	83	—	77
Other assets	425	—	358	—

		Gains (Losses)
		2017	2016	2015
Assets
Loans held-for-sale		$(6)	$(54)	$(8)
Loans and leases (1)		(336)	(458)	(993)
Foreclosed properties		(41)	(41)	(57)
Other assets		(124)	(74)	(28)

(1)	Includes $135 million of losses on loans that were written down to a collateral value of zero during 2017 compared to losses of $150 million and $174 million for 2016 and 2015.

(2)
Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.

(3)	Excludes $801 million and $1.2 billion of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at December 31, 2017 and 2016.
The table below presents information about significant unobservable inputs related to the Corporation’s nonrecurring Level 3 financial assets and liabilities at December 31, 2017 and 2016. Loans and leases backed by residential real estate assets represent residential mortgages where the loan has been written down to the fair value of the underlying collateral.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
	December 31, 2017
Loans and leases backed by residential real estate assets	$894	Market comparables	OREO discount	15% to 58%	23%
			Costs to sell	5% to 49%	7%

	December 31, 2016
Loans and leases backed by residential real estate assets	$1,416	Market comparables	OREO discount	8% to 56%	21%
			Costs to sell	7% to 45%	9%
NOTE 21 Fair Value Option
Loans and Loan Commitments
The Corporation elects to account for certain consumer and commercial loans and loan commitments that exceed the Corporation’s single-name credit risk concentration guidelines under the fair value option. Lending commitments, both funded and unfunded, are actively managed and monitored and, as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with the Corporation’s public side credit view and market perspectives determining the size and timing of the hedging activity. These credit derivatives do not meet the requirements for designation as accounting hedges and therefore are carried at fair value with changes in fair value recorded in other income. Electing the fair value option allows the Corporation to carry these loans and loan commitments at fair value, which is more consistent with management’s view of the underlying economics and the manner in which they are managed. In addition, election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at historical cost and the credit derivatives at fair value. The Corporation also elected the fair value option for certain loans held in consolidated VIEs.
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

181 Bank of America 2017

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
Fair Value Option Elections
The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at December 31, 2017 and 2016.

Fair Value Option Elections

	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
	December 31, 2017			December 31, 2016
(Dollars in millions)
Federal funds sold and securities borrowed or purchased under agreements to resell	$52,906	$52,907	$(1)	$49,750	$49,615	$135
Loans reported as trading account assets (1)	5,735	11,804	(6,069)	6,215	11,557	(5,342)
Trading inventory – other	12,027	n/a	n/a	8,206	n/a	n/a
Consumer and commercial loans	5,710	5,744	(34)	7,085	7,190	(105)
Loans held-for-sale	2,156	3,717	(1,561)	4,026	5,595	(1,569)
Customer receivables and other assets	3	n/a	n/a	253	250	3
Long-term deposits	449	421	28	731	672	59
Federal funds purchased and securities loaned or sold under agreements to repurchase	36,182	36,187	(5)	35,766	35,929	(163)
Short-term borrowings	1,494	1,494	—	2,024	2,024	—
Unfunded loan commitments	120	n/a	n/a	173	n/a	n/a
Long-term debt (2)	31,786	31,512	274	30,037	29,862	175

(1)
A significant portion of the loans reported as trading account assets are distressed loans that trade and were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.

(2)	Includes structured liabilities with a fair value of $31.4 billion and $29.7 billion, and contractual principal outstanding of $31.1 billion and $29.5 billion at December 31, 2017 and 2016.
n/a = not applicable

Bank of America 2017 182

The following tables provide information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for 2017, 2016 and 2015.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option

	Trading Account Profits	Mortgage Banking Income	Other Income	Total
(Dollars in millions)	2017
Federal funds sold and securities borrowed or purchased under agreements to resell	$(57)	$—	$—	$(57)
Loans reported as trading account assets	318	—	—	318
Trading inventory – other (1)	3,821	—	—	3,821
Consumer and commercial loans	(9)	—	35	26
Loans held-for-sale (2)	—	211	87	298
Unfunded loan commitments	—	—	36	36
Long-term debt (3, 4)	(1,044)	—	(146)	(1,190)
Other (5)	(36)	—	13	(23)
Total	$2,993	$211	$25	$3,229

	2016
Federal funds sold and securities borrowed or purchased under agreements to resell	$(64)	$—	$1	$(63)
Loans reported as trading account assets	301	—	—	301
Trading inventory – other (1)	57	—	—	57
Consumer and commercial loans	49	—	(37)	12
Loans held-for-sale (2)	11	518	6	535
Unfunded loan commitments	—	—	487	487
Long-term debt (3, 4)	(489)	—	(97)	(586)
Other (5)	(21)	—	52	31
Total	$(156)	$518	$412	$774

	2015
Federal funds sold and securities borrowed or purchased under agreements to resell	$(195)	$—	$—	$(195)
Loans reported as trading account assets	(199)	—	—	(199)
Trading inventory – other (1)	1,284	—	—	1,284
Consumer and commercial loans	52	—	(295)	(243)
Loans held-for-sale (2)	(36)	673	63	700
Unfunded loan commitments	—	—	(210)	(210)
Long-term debt (3, 4)	2,107	—	(633)	1,474
Other (5)	37	—	23	60
Total	$3,050	$673	$(1,052)	$2,671

(1)	The gains in trading account profits are primarily offset by losses on trading liabilities that hedge these assets.

(2)	Includes the value of IRLCs on funded loans, including those sold during the period.

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

(5)	Includes gains (losses) on other assets, long-term deposits, federal funds purchased and securities loaned or sold under agreements to repurchase and short-term borrowings.

Gains (Losses) Related to Borrower-specific Credit Risk for Assets Accounted for Under the Fair Value Option

(Dollars in millions)	2017	2016	2015
Loans reported as trading account assets	$24	$7	$37
Consumer and commercial loans	36	(53)	(200)
Loans held-for-sale	(22)	(34)	37

183 Bank of America 2017

NOTE 22 Fair Value of Financial Instruments
Financial instruments are classified within the fair value hierarchy using the methodologies described in Note 20 – Fair Value Measurements. The following disclosures include financial instruments that are not carried at fair value or only a portion of the ending balance is carried at fair value on the Consolidated Balance Sheet.
Short-term Financial Instruments
The carrying value of short-term financial instruments, including cash and cash equivalents, time deposits placed and other short-term investments, federal funds sold and purchased, certain resale and repurchase agreements, customer and other receivables, customer payables (within accrued expenses and other liabilities on the Consolidated Balance Sheet), and short-term borrowings, approximates the fair value of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Corporation accounts for certain resale and repurchase agreements under the fair value option.
Under the fair value hierarchy, cash and cash equivalents are classified as Level 1. Time deposits placed and other short-term investments, such as U.S. government securities and short-term commercial paper, are classified as Level 1 or Level 2. Federal funds sold and purchased are classified as Level 2. Resale and repurchase agreements are classified as Level 2 because they are generally short-dated and/or variable-rate instruments collateralized by U.S. government or agency securities. Customer and other receivables primarily consist of margin loans, servicing advances and other accounts receivable and are classified as Level 2 or Level 3. Customer payables and short-term borrowings are classified as Level 2.
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
Deposits
The fair value for certain deposits with stated maturities is determined by discounting contractual cash flows using current market rates for instruments with similar maturities. The carrying value of non-U.S. time deposits approximates fair value. For deposits with no stated maturities, the carrying value is considered to approximate fair value and does not take into account the significant value of the cost advantage and stability of the Corporation’s long-term relationships with depositors. The Corporation accounts for certain long-term fixed-rate deposits under the fair value option.
Long-term Debt
The Corporation uses quoted market prices, when available, to estimate fair value for its long-term debt. When quoted market prices are not available, fair value is estimated based on current market interest rates and credit spreads for debt with similar terms and maturities. The Corporation accounts for certain structured liabilities under the fair value option.
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at December 31, 2017 and 2016 are presented in the following table.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	December 31, 2017
Financial assets
Loans	$904,399	$68,586	$849,576	$918,162
Loans held-for-sale	11,430	10,521	909	11,430
Financial liabilities
Deposits	1,309,545	1,309,398	—	1,309,398
Long-term debt	227,402	235,126	1,863	236,989

	December 31, 2016
Financial assets
Loans	$873,209	$71,793	$815,329	$887,122
Loans held-for-sale	9,066	8,082	984	9,066
Financial liabilities
Deposits	1,260,934	1,261,086	—	1,261,086
Long-term debt	216,823	220,071	1,514	221,585
Commercial Unfunded Lending Commitments
Fair values are generally determined using a discounted cash flow valuation approach which is applied using market-based CDS or internally developed benchmark credit curves. The Corporation accounts for certain loan commitments under the fair value option. The carrying values and fair values of the Corporation’s commercial unfunded lending commitments were $897 million and $4.0 billion at December 31, 2017, and $937 million and $4.9 billion at December 31, 2016. Substantially all commercial unfunded lending commitments are classified as Level 3. The carrying value of these commitments is included in accrued expenses and other liabilities on the Consolidated Balance Sheet.
The Corporation does not estimate the fair values of consumer unfunded lending commitments because, in many instances, the Corporation can reduce or cancel these commitments by providing notice to the borrower. For more information on commitments, see Note 12 – Commitments and Contingencies.

Bank of America 2017 184

NOTE 23 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, GWIM, Global Banking and Global Markets, with the remaining operations recorded in All Other.
Consumer Banking
Consumer Banking offers a diversified range of credit, banking and investment products and services to consumers and small businesses. Consumer Banking product offerings include traditional savings accounts, money market savings accounts, CDs and IRAs, checking accounts, and investment accounts and products, as well as credit and debit cards, residential mortgages and home equity loans, and direct and indirect loans to consumers and small businesses in the U.S. Consumer Banking includes the impact of servicing residential mortgages and home equity loans in the core portfolio.
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
All Other
All Other consists of ALM activities, equity investments, non-core mortgage loans and servicing activities, the net impact of periodic revisions to the MSR valuation model for both core and non-core MSRs and the related economic hedge results and ineffectiveness, liquidating businesses, and residual expense allocations. ALM activities encompass certain residential mortgages, debt securities, interest rate and foreign currency risk management activities, the impact of certain allocation methodologies and accounting hedge ineffectiveness. The results of certain ALM activities are allocated to the business segments. Equity investments include the merchant services joint venture as well as a portfolio of equity, real estate and other alternative investments. The initial impact of the Tax Act was recorded in All Other.
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
The tables below present net income (loss) and the components thereto (with net interest income on an FTE basis) for 2017, 2016 and 2015, and total assets at December 31, 2017 and 2016 for each business segment, as well as All Other, including a reconciliation of the four business segments’ total revenue, net of interest expense, on an FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet.

185 Bank of America 2017

Results of Business Segments and All Other

At and for the year ended December 31	Total Corporation (1)			Consumer Banking
(Dollars in millions)	2017	2016	2015	2017	2016	2015
Net interest income (FTE basis)	$45,592	$41,996	$39,847	$24,307	$21,290	$20,428
Noninterest income	42,685	42,605	44,007	10,214	10,441	11,091
Total revenue, net of interest expense (FTE basis)	88,277	84,601	83,854	34,521	31,731	31,519
Provision for credit losses	3,396	3,597	3,161	3,525	2,715	2,346
Noninterest expense	54,743	55,083	57,617	17,787	17,654	18,710
Income before income taxes (FTE basis)	30,138	25,921	23,076	13,209	11,362	10,463
Income tax expense (FTE basis)	11,906	8,099	7,166	5,002	4,190	3,814
Net income	$18,232	$17,822	$15,910	$8,207	$7,172	$6,649
Period-end total assets	$2,281,234	$2,188,067		$749,325	$702,333

	Global Wealth & Investment Management			Global Banking
	2017	2016	2015	2017	2016	2015
Net interest income (FTE basis)	$6,173	$5,759	$5,527	$10,504	$9,471	$9,244
Noninterest income	12,417	11,891	12,507	9,495	8,974	8,377
Total revenue, net of interest expense (FTE basis)	18,590	17,650	18,034	19,999	18,445	17,621
Provision for credit losses	56	68	51	212	883	686
Noninterest expense	13,564	13,175	13,938	8,596	8,486	8,482
Income before income taxes (FTE basis)	4,970	4,407	4,045	11,191	9,076	8,453
Income tax expense (FTE basis)	1,882	1,632	1,475	4,238	3,347	3,114
Net income	$3,088	$2,775	$2,570	$6,953	$5,729	$5,339
Period-end total assets	$284,321	$298,931		$424,533	$408,330

	Global Markets			All Other
	2017	2016	2015	2017	2016	2015
Net interest income (FTE basis)	$3,744	$4,558	$4,191	$864	$918	$457
Noninterest income (loss)	12,207	11,532	10,822	(1,648)	(233)	1,210
Total revenue, net of interest expense (FTE basis)	15,951	16,090	15,013	(784)	685	1,667
Provision for credit losses	164	31	99	(561)	(100)	(21)
Noninterest expense	10,731	10,169	11,374	4,065	5,599	5,113
Income (loss) before income taxes (FTE basis)	5,056	5,890	3,540	(4,288)	(4,814)	(3,425)
Income tax expense (benefit) (FTE basis)	1,763	2,072	1,117	(979)	(3,142)	(2,354)
Net income (loss)	$3,293	$3,818	$2,423	$(3,309)	$(1,672)	$(1,071)
Period-end total assets	$629,007	$566,060		$194,048	$212,413

Business Segment Reconciliations
	2017	2016	2015
Segments’ total revenue, net of interest expense (FTE basis)	$89,061	$83,916	$82,187
Adjustments (2):
ALM activities	312	(300)	(208)
Liquidating businesses and other	(1,096)	985	1,875
FTE basis adjustment	(925)	(900)	(889)
Consolidated revenue, net of interest expense	$87,352	$83,701	$82,965
Segments’ total net income	21,541	19,494	16,981
Adjustments, net-of-taxes (2):
ALM activities	(355)	(651)	(694)
Liquidating businesses and other	(2,954)	(1,021)	(377)
Consolidated net income	$18,232	$17,822	$15,910

		December 31
		2017	2016
Segments’ total assets		$2,087,186	$1,975,654
Adjustments (2):
ALM activities, including securities portfolio		625,488	612,996
Liquidating businesses and other (3)		89,008	118,073
Elimination of segment asset allocations to match liabilities		(520,448)	(518,656)
Consolidated total assets		$2,281,234	$2,188,067

(1)	There were no material intersegment revenues.

(2)	Adjustments include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

(3)	At December 31, 2016, includes assets of the non-U.S. consumer credit card business which were included in assets of business held for sale on the Consolidated Balance Sheet.

Bank of America 2017 186

NOTE 24 Parent Company Information
The following tables present the Parent Company-only financial information. This financial information is presented in accordance with bank regulatory reporting requirements.

Condensed Statement of Income

(Dollars in millions)	2017	2016	2015
Income
Dividends from subsidiaries:
Bank holding companies and related subsidiaries	$12,088	$4,127	$18,970
Nonbank companies and related subsidiaries	202	77	53
Interest from subsidiaries	7,043	2,996	2,004
Other income (loss)	28	111	(623)
Total income	19,361	7,311	20,404
Expense
Interest on borrowed funds from related subsidiaries	189	969	1,169
Other interest expense	5,555	5,096	5,098
Noninterest expense	1,672	2,704	4,631
Total expense	7,416	8,769	10,898
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	11,945	(1,458)	9,506
Income tax expense (benefit)	950	(2,311)	(3,532)
Income before equity in undistributed earnings of subsidiaries	10,995	853	13,038
Equity in undistributed earnings (losses) of subsidiaries:
Bank holding companies and related subsidiaries	8,725	16,817	3,068
Nonbank companies and related subsidiaries	(1,488)	152	(196)
Total equity in undistributed earnings (losses) of subsidiaries	7,237	16,969	2,872
Net income	$18,232	$17,822	$15,910

Condensed Balance Sheet

	December 31
(Dollars in millions)	2017	2016
Assets
Cash held at bank subsidiaries (1)	$4,747	$20,248
Securities	596	909
Receivables from subsidiaries:
Bank holding companies and related subsidiaries	146,566	117,072
Banks and related subsidiaries	146	171
Nonbank companies and related subsidiaries	4,745	26,500
Investments in subsidiaries:
Bank holding companies and related subsidiaries	296,506	287,416
Nonbank companies and related subsidiaries	5,225	6,875
Other assets	14,554	11,038
Total assets (2)	$473,085	$470,229
Liabilities and shareholders’ equity
Accrued expenses and other liabilities	$10,286	$14,284
Payables to subsidiaries:
Banks and related subsidiaries	359	352
Bank holding companies and related subsidiaries	1	4,013
Nonbank companies and related subsidiaries	9,340	12,010
Long-term debt	185,953	173,375
Total liabilities	205,939	204,034
Shareholders’ equity	267,146	266,195
Total liabilities and shareholders’ equity	$473,085	$470,229

(1)	Balance includes third-party cash held of $193 million and $342 million at December 31, 2017 and 2016.

(2)	During 2016, the Corporation entered into intercompany arrangements with certain key subsidiaries under which the Corporation transferred certain parent company assets to NB Holdings Corporation.

187 Bank of America 2017

Condensed Statement of Cash Flows

(Dollars in millions)	2017	2016	2015
Operating activities
Net income	$18,232	$17,822	$15,910
Reconciliation of net income to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(7,237)	(16,969)	(2,872)
Other operating activities, net	(2,593)	(2,860)	(2,583)
Net cash provided by (used in) operating activities	8,402	(2,007)	10,455
Investing activities
Net sales of securities	312	—	15
Net payments to subsidiaries	(7,087)	(65,481)	(7,944)
Other investing activities, net	(1)	(308)	70
Net cash used in investing activities	(6,776)	(65,789)	(7,859)
Financing activities
Net decrease in short-term borrowings	—	(136)	(221)
Net decrease in other advances	(6,672)	(44)	(770)
Proceeds from issuance of long-term debt	37,704	27,363	26,492
Retirement of long-term debt	(29,645)	(30,804)	(27,393)
Proceeds from issuance of preferred stock	—	2,947	2,964
Common stock repurchased	(12,814)	(5,112)	(2,374)
Cash dividends paid	(5,700)	(4,194)	(3,574)
Net cash used in financing activities	(17,127)	(9,980)	(4,876)
Net decrease in cash held at bank subsidiaries	(15,501)	(77,776)	(2,280)
Cash held at bank subsidiaries at January 1	20,248	98,024	100,304
Cash held at bank subsidiaries at December 31	$4,747	$20,248	$98,024
NOTE 25 Performance by Geographical Area
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

(Dollars in millions)		Total Assets at Year End (1)	Total Revenue, Net of Interest Expense (2)	Income Before Income Taxes	Net Income
U.S. (3)	2017	$1,965,490	$74,830	$25,108	$15,550
	2016	1,901,043	72,418	22,282	16,183
	2015		72,117	20,181	14,711
Asia	2017	103,255	3,405	676	464
	2016	85,410	3,365	674	488
	2015		3,524	726	457
Europe, Middle East and Africa	2017	189,661	7,907	2,990	1,926
	2016	174,934	6,608	1,705	925
	2015		6,081	938	516
Latin America and the Caribbean	2017	22,828	1,210	439	292
	2016	26,680	1,310	360	226
	2015		1,243	342	226
Total Non-U.S.	2017	315,744	12,522	4,105	2,682
	2016	287,024	11,283	2,739	1,639
	2015		10,848	2,006	1,199
Total Consolidated	2017	$2,281,234	$87,352	$29,213	$18,232
	2016	2,188,067	83,701	25,021	17,822
	2015		82,965	22,187	15,910

(1)	Total assets include long-lived assets, which are primarily located in the U.S.

(2)	There were no material intercompany revenues between geographic regions for any of the periods presented.

(3)	Substantially reflects the U.S.

Bank of America 2017 188

Glossary
Alt-A Mortgage – A type of U.S. mortgage that is considered riskier than A-paper, or “prime,” and less risky than “subprime,” the riskiest category. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher LTVs.
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
Client Brokerage Assets – Client assets which are held in brokerage accounts.
Committed Credit Exposure – Any funded portion of a facility plus the unfunded portion of a facility on which the lender is legally bound to advance funds during a specified period under prescribed conditions.
Credit Derivatives – Contractual agreements that provide protection against a specified credit event on one or more referenced obligations.
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
Interest Rate Lock Commitment (IRLC) – Commitment with a loan applicant in which the loan terms are guaranteed for a designated period of time subject to credit approval.
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
Subprime Loans – Although a standard industry definition for subprime loans (including subprime mortgage loans) does not exist, the Corporation defines subprime loans as specific product offerings for higher risk borrowers.
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

189 Bank of America 2017

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
AUM	Assets under management
AVM	Automated valuation model
BANA	Bank of America, National Association
BHC	Bank holding company
bps	basis points
CCAR	Comprehensive Capital Analysis and Review
CDO	Collateralized debt obligation
CDS	Credit default swap
CGA	Corporate General Auditor
CLO	Collateralized loan obligation
CLTV	Combined loan-to-value
CVA	Credit valuation adjustment
DIF	Deposit Insurance Fund
DVA	Debit valuation adjustment
EAD	Exposure at Default
EPS	Earnings per common share
ERC	Enterprise Risk Committee
FASB	Financial Accounting Standards Board
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Freddie Mac
FICC	Fixed-income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FLUs	Front line units
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
FVA	Funding valuation adjustment
GAAP	Accounting principles generally accepted in the United States of America
GLS	Global Liquidity Sources
GM&CA	Global Marketing and Corporate Affairs
GNMA	Government National Mortgage Association
GSE	Government-sponsored enterprise
G-SIB	Global systemically important bank
GWIM	Global Wealth & Investment Management
HELOC	Home equity line of credit
HQLA	High Quality Liquid Assets
HTM	Held-to-maturity

ICAAP	Internal Capital Adequacy Assessment Process
IMM	Internal models methodology
IRLC	Interest rate lock commitment
IRM	Independent risk management
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LGD	Loss given default
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MLGWM	Merrill Lynch Global Wealth Management
MLI	Merrill Lynch International
MLPCC	Merrill Lynch Professional Clearing Corp
MLPF&S	Merrill Lynch, Pierce, Fenner & Smith Incorporated
MRC	Management Risk Committee
MSA	Metropolitan Statistical Area
MSR	Mortgage servicing right
NSFR	Net Stable Funding Ratio
OAS	Option-adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OREO	Other real estate owned
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
PCA	Prompt Corrective Action
PCI	Purchased credit-impaired
PPI	Payment protection insurance
RMBS	Residential mortgage-backed securities
RSU	Restricted stock unit
SBLC	Standby letter of credit
SEC	Securities and Exchange Commission
SLR	Supplementary leverage ratio
TDR	Troubled debt restructurings
TLAC	Total loss-absorbing capacity
TTF	Time-to-required funding
VA	U.S. Department of Veterans Affairs
VaR	Value-at-Risk
VIE	Variable interest entity

Bank of America 2017 190

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

Report of Management on Internal Control Over Financial Reporting
The Report of Management on Internal Control over Financial Reporting is set forth on page 96 and incorporated herein by reference. The Report of Independent Registered Public Accounting Firm with respect to the Corporation’s internal control over financial reporting is set forth on page 97 and incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None

191 Bank of America 2017

Part III
Bank of America Corporation and Subsidiaries
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers of The Registrant
The name, age, position and office, and business experience during the last five years of our current executive officers are:
Dean C. Athanasia (51) President, Preferred & Small Business Banking, and Co-Head - Consumer Banking, since September 2014; and Preferred and Small Business Banking Executive from April 2011 to September 2014.
Catherine P. Bessant (57) Chief Operations and Technology Officer since July 2015; and Global Technology & Operations Executive from January 2010 to July 2015.
Paul M. Donofrio (57) Chief Financial Officer since August 2015; Strategic Finance Executive from April 2015 to August 2015; and Global Head of Corporate Credit and Transaction Banking from January 2012 to April 2015.
Geoffrey S. Greener (53) Chief Risk Officer since April 2014; and Head of Enterprise Capital Management from April 2011 to April 2014.
Terrence P. Laughlin (63) Vice Chairman, Global Wealth & Investment Management since January 2016; Vice Chairman from July 2015 to January 2016; President of Strategic Initiatives from April 2014 to July 2015; and Chief Risk Officer from August 2011 to April 2014.
David G. Leitch (57) Global General Counsel since January 2016; and General Counsel of Ford Motor Company from April 2005 to December 2015.
Thomas K. Montag (61) Chief Operating Officer since September 2014; and Co-Chief Operating Officer from September 2011 to September 2014.

Brian T. Moynihan (58) Chairman of the Board since October 2014, and President, and Chief Executive Officer and member of the Board of Directors since January 2010.
Thong M. Nguyen (59) President, Retail Banking, and Co-Head – Consumer Banking since September 2014; Retail Banking Executive from April 2014 to September 2014; and Retail Strategy, and Operations & Digital Banking Executive from September 2012 to April 2014.
Andrea B. Smith (51) Chief Administrative Officer since July 2015; and Global Head of Human Resources from January 2010 to July 2015.
Information included under the following captions in the Corporation’s proxy statement relating to its 2018 annual meeting of stockholders, scheduled to be held on April 25, 2018 (the 2018 Proxy Statement), is incorporated herein by reference:

●	“Proposal 1: Electing Directors – Our Director Nominees;”

●	“Corporate Governance – Additional Information;”

●	“Corporate Governance – Board Meetings, Committee Membership and Attendance;” and

●	“Section 16(a) Beneficial Ownership Reporting Compliance.”
Item 11. Executive Compensation
Information included under the following captions in the 2018 Proxy Statement is incorporated herein by reference:

●	“Compensation Discussion and Analysis;”

●	“Compensation and Benefits Committee Report;”

●	“Executive Compensation;”

●	“Corporate Governance;” and

●	“Director Compensation.”

Bank of America 2017 192

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information included under the following caption in the 2018 Proxy Statement is incorporated herein by reference:

●	“Stock Ownership of Directors, Executive Officers, and Certain Beneficial Owners.”
The table below presents information on equity compensation plans at December 31, 2017:

Plan Category (1)	Number of Shares to be Issued Under Outstanding Options and Rights	Weighted-average Exercise Price of Outstanding Options (2)	Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (3)
Plans approved by shareholders (4)	190,865,153	$42.70	288,515,217
Plans not approved by shareholders	—	—	—
Total	190,865,153	$42.70	288,515,217

(1)
This table does not include outstanding options to purchase 5,610,830 shares of the Corporation’s common stock that were assumed by the Corporation in connection with prior acquisitions, under whose plans the options were originally granted. The weighted-average exercise price of these assumed options was $44.89 at December 31, 2017. Also, at December 31, 2017, there were 984,443 vested restricted stock units and stock option gain deferrals associated with these plans.

(2)	Does not reflect restricted stock units included in the first column, which do not have an exercise price.

(3)
Plans approved by shareholders include 288,394,387 shares of common stock available for future issuance under the Bank of America Corporation Key Employee Equity Plan and 120,830 shares of common stock which are available for future issuance under the Corporations Director Stock Plan.

(4)	Includes 179,887,809 outstanding restricted stock units.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information included under the following captions in the 2018 Proxy Statement is incorporated herein by reference:

●	“Related Person and Certain Other Transactions;” and

●	“Corporate Governance – Director Independence.”

Item 14. Principal Accounting Fees and Services
Information included under the following caption in the 2018 Proxy Statement is incorporated herein by reference:

●	“Proposal 3: Ratifying the Appointment of our Independent Registered Public Accounting Firm for 2018.”

193 Bank of America 2017

Part IV
Bank of America Corporation and Subsidiaries
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
(1) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statement of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheet at December 31, 2017 and 2016
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statement of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
(2) Schedules:
None
(3) Index to Exhibits
With the exception of the information expressly incorporated herein by reference, the 2018 Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
3(a)	Amended and Restated Certificate of Incorporation as in effect on the date hereof		10-Q	3(a)	5/2/16	1-6523
(b)	Amended and Restated Bylaws of the Corporation as in effect on the date hereof		8-K	3.1	3/20/15	1-6523
4(a)	Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and BankAmerica National Trust Company		S-3	4.1	2/1/95	33-57533
	•First Supplemental Indenture thereto dated as of September 18, 1998 between registrant and U.S. Bank Trust National Association (successor to BankAmerica National Trust Company)		8-K	4.3	11/18/98	1-6523
	•Second Supplemental Indenture thereto dated as of May 7, 2001 between registrant, U.S. Bank Trust National Association, as Prior Trustee, and The Bank of New York, as Successor Trustee		8-K	4.4	6/14/01	1-6523
	•Third Supplemental Indenture thereto dated as of July 28, 2004 between registrant and The Bank of New York		8-K	4.2	8/27/04	1-6523
	•Fourth Supplemental Indenture thereto dated as of April 28, 2006 between the registrant and The Bank of New York		S-3	4.6	5/5/06	333-133852
	•Fifth Supplemental Indenture thereto dated as of December 1, 2008 between registrant and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York)		8-K	4.1	12/5/08	1-6523
	•Sixth Supplemental Indenture thereto dated as of February 23, 2011 between registrant and The Bank of New York Mellon Trust Company, N.A.		10-K	4(ee)	2/25/11	1-6523
	•Seventh Supplemental Indenture thereto dated as of January 13, 2017 between registrant and The Bank of New York Mellon Trust Company, N.A.		8-K	4.1	1/13/17	1-6523
	•Eighth Supplemental Indenture thereto dated as of February 23, 2017 between registrant and the Bank of New York Mellon Trust Company, N.A.		10-K	4(a)	2/23/17	1-6523
(b)	Successor Trustee Agreement effective December 15, 1995 between registrant (successor to NationsBank Corporation) and First Trust of New York, National Association, as successor trustee to BankAmerica National Trust Company		S-3	4.2	6/28/96	333-07229
(c)	Agreement of Appointment and Acceptance dated as of December 29, 2006 between registrant and The Bank of New York Trust Company, N.A.		10-K	4(aaa)	2/28/07	1-6523
(d)	Form of Senior Registered Note		S-3	4.12	5/1/15	333-202354
(e)	Form of Global Senior Medium-Term Note, Series L		S-3	4.13	5/1/15	333-202354
(f)	Form of Master Global Senior Medium-Term Note, Series L		S-3	4.14	5/1/15	333-202354
(g)	Form of Global Senior Medium-Term Note, Series M		8-K	4.2	1/13/17	1-6523
(h)	Form of Master Global Senior Medium-Term Note, Series M		8-K	4.3	1/13/17	1-6523
(i)	Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and The Bank of New York		S-3	4.5	2/1/95	33-57533
	•First Supplemental Indenture thereto dated as of August 28, 1998 between registrant and The Bank of New York		8-K	4.8	11/18/98	1-6523
	•Second Supplemental Indenture thereto dated as of January 25, 2007 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York)		S-4	4.3	3/1/07	333-141361
	•Third Supplemental Indenture thereto dated as of February 23, 2011 between registrant and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.)		10-K	4(ff)	2/25/11	1-6523
	•Fourth Supplemental Indenture thereto dated as of February 23, 2017 between registrant and The Bank of New York Mellon Trust Company, N.A.		10-K	4(i)	2/23/17	1-6523

Bank of America 2017 194

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.

Registrant and its subsidiaries have other long-term debt agreements, but these are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Copies of these agreements will be furnished to the Commission on request

10(a)	Bank of America Pension Restoration Plan, as amended and restated effective January 1, 2009	1	10-K	10(c)	2/27/09	1-6523
	•Amendment thereto dated December 18, 2009	1	10-K	10(c)	2/26/10	1-6523
	•Amendment thereto dated December 16, 2010	1	10-K	10(c)	2/25/11	1-6523
	•Amendment thereto dated June 29, 2012	1	10-K	10(a)	2/28/13	1-6523
(b)	NationsBank Corporation Benefit Security Trust dated as of June 27, 1990	1	10-K	10(t)	3/27/91	1-6523
	•First Supplement thereto dated as of November 30, 1992	1	10-K	10(v)	3/24/93	1-6523
	•Trustee Removal/Appointment Agreement dated as of December 19, 1995	1	10-K	10(o)	3/29/96	1-6523
(c)	Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan) as amended and restated effective January 1, 2015	1	10-K	10(c)	2/25/15	1-6523
(d)	Bank of America Executive Incentive Compensation Plan, as amended and restated effective December 10, 2002	1	10-K	10(d)	2/28/13	1-6523
(e)	Bank of America Director Deferral Plan, as amended and restated effective January 1, 2005	1	10-K	10(g)	2/28/07	1-6523
(f)	Bank of America Corporation Directors’ Stock Plan as amended and restated effective April 26, 2006, and the following forms of award agreements:	1	8-K	10.2	12/14/05	1-6523
	•Form of Restricted Stock Award Agreement;	1	10-K	10(h)	3/1/05	1-6523
	•Form of Directors’ Stock Plan Conditional Restricted Stock Award Agreement for Non-U.S. Director	1	10-Q	10(a)	8/4/11	1-6523
(g)	Bank of America Corporation Key Associate Stock Plan, as amended and restated effective April 28, 2010 and the following forms of award agreement under the plan:	1	8-K	10.2	5/3/10	1-6523
	•Form of Stock Option Award Agreement (February 2007 grant)	1	10-K	10(i)	2/28/08	1-6523
	•Form of Stock Option Award Agreement for non-executives (February 2008 grant)	1	10-K	10(i)	2/26/10	1-6523
	•Form of Performance Contingent Restricted Stock Units Award Agreement (February 2012 grant)	1	10-K	10(i)	2/25/11	1-6523
	•Form of Restricted Stock Units Award Agreement (February 2013 and subsequent grants), including grants to named executive officers	1	10-Q	10(a)	5/5/13	1-6523
	•Form of Performance Restricted Stock Units Award Agreement (February 2014 and subsequent grants), including grants to named executive officers	1	10-Q	10(a)	5/1/14	1-6523
	Bank of America Corporation Key Employee Equity Plan (formerly known as the Key Associate Stock Plan), as amended and restated effective May 6, 2015	1	8-K	10.2	5/7/15	1-6523
	•Form of Cash-settled Restricted Stock Units Award Agreement (February 2016)	1	10-Q	10(a)	5/2/16	1-6523
	•Form of Time-based Restricted Stock Units Award Agreement (February 2016)	1	10-Q	10(b)	5/2/16	1-6523
	•Form of Performance Restricted Stock Units Award Agreement (February 2016)	1	10-Q	10(c)	5/2/16	1-6523
	•Form of Time-based Restricted Stock Units Award Agreement (February 2017)	1	10-Q	10(a)	5/2/17	1-6523
	•Form of Time-based Restricted Stock Units Award Agreement (February 2017)	1	10-Q	10(b)	5/2/17	1-6523
(h)	Amendment to various plans in connection with FleetBoston Financial Corporation merger dated October 27, 2003	1	10-K	10(v)	3/1/04	1-6523
(i)	FleetBoston Supplemental Executive Retirement Plan effective December 31, 2004	1	10-K	10(r)	3/1/05	1-6523
(j)	FleetBoston Executive Deferred Compensation Plan No. 2 effective December 16, 2003	1	10-K	10(u)	3/1/05	1-6523
(k)	FleetBoston Executive Supplemental Plan effective December 31, 2004	1	10-K	10(v)	3/1/05	1-6523
(l)	Retirement Income Assurance Plan for Legacy Fleet, as amended and restated effective January 1, 2009	1	10-K	10(p)	2/26/10	1-6523
	•Amendment thereto dated December 16, 2010, incorporated by reference to Exhibit 10(c) of the 2010 10-K	1	10-K	10(c)	2/25/11	1-6523
	• Amendment thereto dated June 29, 2012, incorporated by reference to Exhibit 10(l) of the 2012 10-K	1	10-K	10(l)	2/28/13	1-6523
(m)	Trust Agreement for the FleetBoston Executive Deferred Compensation Plans No. 1 and 2 dated December 17, 1997	1	10-K	10(x)	3/1/05	1-6523
(n)	Trust Agreement for the FleetBoston Executive Supplemental Plan dated June 19, 1996	1	10-K	10(y)	3/1/05	1-6523
(o)	Trust Agreement for the FleetBoston Retirement Income Assurance Plan and the FleetBoston Supplemental Executive Retirement Plan dated June 19, 1996	1	10-K	10(z)	3/1/05	1-6523
(p)	FleetBoston Directors Deferred Compensation and Stock Unit Plan effective January 1, 2004	1	10-K	10(aa)	3/1/05	1-6523
(q)	BankBoston Corporation and its Subsidiaries Deferred Compensation Plan dated December 24, 2001	1	10-K	10(cc)	3/1/05	1-6523
(r)	BankBoston Director Stock Award Plan effective May 1, 1993	1	10-K	10(hh)	3/1/05	1-6523
(s)	BankBoston Corporation Directors’ Deferred Compensation Plan effective March 1, 1988	1	10-K	10(ii)	3/1/05	1-6523

195 Bank of America 2017

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
(t)	BankBoston, N.A. Directors’ Deferred Compensation Plan effective March 1, 1988	1	10-K	10(jj)	3/1/05	1-6523
(u)	Description of BankBoston Director Retirement Benefits Exchange Program	1	10-K	10(ll)	3/1/05	1-6523
(v)	Global amendment to definition of “change in control” or “change of control,” together with a list of plans affected by such amendment	1	10-K	10(oo)	3/1/05	1-6523
(w)	Employment Agreement dated October 27, 2003 between registrant and Brian T. Moynihan	1	S-4	10(d)	12/4/03	333-110924
(x)	Cancellation Agreement dated October 26, 2005 between registrant and Brian T. Moynihan	1	8-K	10.1	10/26/05	1-6523
(y)	Agreement Regarding Participation in the Fleet Boston Supplemental Executive Retirement Plan dated October 26, 2005 between registrant and Brian T. Moynihan	1	8-K	10.2	10/26/05	1-6523
(z)	Bank of America Corporation Equity Incentive Plan amended and restated effective as of January 1, 2008	1	10-K	10(zz)	2/26/10	1-6523
(aa)	Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan amended as of January 1, 2009 and 2008 Restricted Units/Stock Option Grant Document for Thomas K. Montag	1	10-K	10(aaa)	2/26/10	1-6523
(bb)	Employment Letter dated May 1, 2008 between Merrill Lynch & Co., Inc. and Thomas K. Montag and Summary of Agreement with respect to Post-Employment Medical Coverage	1	10-K	10(bbb)	2/26/10	1-6523
(cc)	Form of Warrant to purchase common stock (expiring October 28, 2018)		8-A	4.2	3/4/10	1-6523
(dd)	Form of Warrant to purchase common stock (expiring January 16, 2019)		8-A	4.2	3/4/10	1-6523
(ee)	Aircraft Time Sharing Agreement (Multiple Aircraft) dated February 24, 2011 between Bank of America, N. A. and Brian T. Moynihan	1	10-K	10(jjj)	2/25/11	1-6523
(ff)	Securities Purchase Agreement dated August 25, 2011 between registrant and Berkshire Hathaway Inc. (including forms of the Certificate of Designations, Warrant and Registration Rights Agreement)		8-K	1.1	8/25/11	1-6523
(gg)	First Amendment to Aircraft Time Sharing Agreement dated June 15, 2015 between Bank of America, N.A. and Brian T. Moynihan	1	10-Q	10	7/29/15	1-6523
(hh)	First Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	1	10-K	10(vv)	2/24/16	1-6523
(ii)	Tax Equalization Program Guidelines	1	10-K	10(uu)	2/24/16	1-6523
(jj)	Second Amendment to Aircraft Time Sharing Agreement dated June 8, 2016 between Bank of America, N.A. and Brian T. Moynihan	1	10-Q	10	8/1/16	1-6523
(kk)	Form of Waiver of Certain Incremental Payouts from Performance Restricted Stock Units		10-K	10(rr)	2/23/17	1-6523
(ll)	Third Amendment to Aircraft Time Sharing Agreement dated July 10, 2017 between Bank of America, N.A. and Brian T. Moynihan	1	10-Q	10	7/31/17	1-6523
12	Ratio of Earnings to Fixed Charges	2
	Ratio of Earnings to Fixed Charges and Preferred Dividends	2
18	Preferability Letter from PricewaterhouseCoopers LLP, filed herewith	2
21	List of Subsidiaries	2
23	Consent of PricewaterhouseCoopers LLP	2
24	Power of Attorney	2
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	2
(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	2
32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	2
(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	2
101.INS	XBRL Instance Document	2
101.SCH	XBRL Taxonomy Extension Schema Document	2
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	2
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	2
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	2
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	2
(1) Exhibit is a management contract or compensatory plan or arrangement.
(2) Filed Herewith.

Bank of America 2017 196

Item 16. Form 10-K Summary
Not applicable.
Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 22, 2018

Bank of America Corporation

By:	/s/ Brian T. Moynihan
Brian T. Moynihan
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian T. Moynihan	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	February 22, 2018
Brian T. Moynihan

*/s/ Paul M. Donofrio	Chief Financial Officer (Principal Financial Officer)	February 22, 2018
Paul M. Donofrio

*/s/ Rudolf A. Bless	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2018
Rudolf A. Bless

*/s/ Sharon L. Allen	Director	February 22, 2018
Sharon L. Allen

*/s/ Susan S. Bies	Director	February 22, 2018
Susan S. Bies

*/s/ Jack O. Bovender, Jr.	Director	February 22, 2018
Jack O. Bovender, Jr.

*/s/ Frank P. Bramble, Sr.	Director	February 22, 2018
Frank P. Bramble, Sr.

*/s/ Pierre de Weck	Director	February 22, 2018
Pierre de Weck

*/s/ Arnold W. Donald	Director	February 22, 2018
Arnold W. Donald

*/s/ Linda P. Hudson	Director	February 22, 2018
Linda P. Hudson

*/s/ Monica C. Lozano	Director	February 22, 2018
Monica C. Lozano

197 Bank of America 2017

	Signature	Title	Date

	*/s/ Thomas J. May	Director	February 22, 2018
Thomas J. May

	*/s/ Lionel L. Nowell, III	Director	February 22, 2018
Lionel L. Nowell, III

	*/s/ Michael D. White	Director	February 22, 2018
Michael D. White

	*/s/ Thomas D. Woods	Director	February 22, 2018
Thomas D. Woods

	*/s/ R. David Yost	Director	February 22, 2018
R. David Yost

	*/s/ Maria T. Zuber	Director	February 22, 2018
Maria T. Zuber

*By	/s/ Ross E. Jeffries, Jr.
Ross E. Jeffries, Jr. Attorney-in-Fact

Bank of America 2017 198