Form 10-Q
period 2018-03-31
BANK OF AMERICA CORP /DE/
filed 2018-04-30
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑
On April 27, 2018, there were 10,139,354,414 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation and Subsidiaries
March 31, 2018
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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of our 2017 Annual Report on Form 10-K and in any of the Corporation’s subsequent Securities and Exchange Commission filings: the Corporation’s potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions, including inquiries into our retail sales practices, and the possibility that amounts may be in excess of the Corporation’s recorded liability and estimated range of possible loss for litigation exposures; the possibility that the Corporation could face increased servicing, securities, fraud, indemnity, contribution or other claims from one or more counterparties, including trustees, purchasers of loans, underwriters, issuers, other parties involved in securitizations, monolines or private-label and other investors; the possibility that future representations and warranties losses may occur in excess of the Corporation’s recorded liability and estimated range of possible loss for its representations and warranties exposures; the Corporation’s ability to resolve representations and warranties repurchase and related claims, including claims brought by investors or trustees seeking to avoid the statute of limitations for repurchase claims; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational;

the impact of U.S. and global interest rates, currency exchange rates, economic conditions, trade policies and potential geopolitical instability; the impact on the Corporation’s business, financial condition and results of operations of a potential higher interest rate environment; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties; the Corporation’s ability to achieve its expense targets, net interest income expectations, or other projections; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; estimates of the fair value of certain of the Corporation’s assets and liabilities, which may change; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the potential impact of total loss-absorbing capacity requirements; potential adverse changes to our global systemically important bank surcharge; the potential impact of Federal Reserve actions on the Corporation’s capital plans; the possible impact of the Corporation’s failure to remediate a shortcoming identified by banking regulators in the Corporation’s Resolution Plan; the effect of regulations, other guidance or additional information on our estimated impact of the Tax Cuts and Jobs Act; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including, but not limited to, recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards and derivatives regulations; a failure in or breach of the Corporation’s operational or security systems or infrastructure, or those of third parties, including as a result of cyber attacks; the impact on the Corporation’s business, financial condition and results of operations from the planned exit of the United Kingdom from the European Union; and other similar matters.
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

Bank of America 2

Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “the Corporation” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At March 31, 2018, the Corporation had approximately $2.3 trillion in assets and a headcount of approximately 208,000 employees. Headcount has remained relatively unchanged since December 31, 2017.
As of March 31, 2018, we served clients through operations across the United States, its territories and more than 35 countries. Our retail banking footprint covers approximately 85 percent of the U.S. population, and we serve approximately 47 million consumer and small business relationships with approximately 4,400 retail financial centers, approximately 16,000 ATMs, and leading digital banking platforms (www.bankofamerica.com) with approximately 36 million active users, including approximately 25 million active mobile users. We offer industry-leading support to approximately three million small business owners. Our wealth management businesses, with client balances of over $2.7 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
First Quarter 2018 Economic and Business Environment
U.S. macroeconomic trends in the first quarter were characterized by moderate economic growth, low inflation and a strong labor market. Gross domestic product (GDP) growth for the first quarter of 2018 was moderate and lower than previously estimated, with actual GDP growth of 2.3 percent, well below the fourth quarter’s 2.9 percent annualized pace. Notably, retail sales slowed in the first quarter compared to the fourth quarter. Nevertheless, economic fundamentals point to a second-quarter pickup. Consumer confidence remains near cyclical highs, which along with the robust labor market, point to the likelihood of a household spending rebound in the second quarter. Business investment in equipment and software accelerated over 2017. Both manufacturing and non-manufacturing investments are near their highs of the current economic expansion.
Housing activity showed some signs of growth during the first quarter, with continued solid price appreciation when compared to the fourth quarter of 2017. Selling rates are near year-ago levels with continued persistent supply shortages.

Labor market conditions remain strong. Nonfarm payroll growth has been volatile month-to-month but solid on a trend basis. Initial jobless claims are near historic lows. The unemployment rate was 4.1 percent at the end of the quarter, unchanged for six consecutive months, as strong employment gains have been met with solid increases in labor force growth. Wage growth, however, has been relatively muted.
Inflation strengthened in the first quarter, led by gains in apparel, health care and energy. The core Consumer Price Index increased at a three-percent annualized rate, the fastest quarterly rise of the current business expansion, although the less volatile year-on-year rate remained at 2.1 percent.
Equity markets increased substantially through the end of 2017 and into early 2018, with anticipation and enactment of corporate tax reform being the main catalysts, as well as a synchronous global economic expansion. However, equity volatility increased sharply in early February and periodically in March. The S&P 500 finished the first quarter down 1.2 percent from the year end. The 10-year Treasury yield finished the first quarter at 2.76 percent, up from 2.41 percent at the end of 2017. Although the Treasury yield curve steepened during the equity sell-off, the curve subsequently flattened back to levels that prevailed at the end of 2017. The U.S. dollar index trended lower through most of the first quarter.
The Federal Reserve raised its target Federal funds rate corridor to 1.5 to 1.75 percent, the sixth 25-basis point (bp) rate increase of the current cycle. Current Federal Reserve baseline forecasts suggest gradual rate increases will continue into 2018 against a backdrop of solid economic expansion and a tightening labor market. The Federal Open Market Committee also upgraded their economic forecasts, with somewhat faster GDP growth expected this year and in 2019, and a lower trough anticipated for the unemployment rate. Federal Reserve balance sheet normalization is continuing as initially scheduled.
International trade tensions escalated in the first quarter. The U.S. Administration announced plans for broad-based tariffs on steel and aluminum, although subsequently gave exemptions to various trading partners. The Administration also announced plans for tariffs on imports from China, and the Chinese government announced retaliatory measures. Full enactment of the tariffs remains subject to negotiation and further review by the Administration.
After posting its strongest annual GDP growth in 10 years in 2017, economic activity in the eurozone lost some momentum in the first quarter of the year. Despite the positive trend in growth, underlying inflationary pressures have remained dormant. In this context, the European Central Bank continued with the tapering of its quantitative easing program. The impact of the 2016 U.K. referendum vote in favor of leaving the European Union (EU) continues to weigh on the U.K. economy which, in line with the eurozone, has also showed some signs of slowing in the first three months of the year.
Supported by a very accommodative monetary policy stance and sustained growth in external demand, the Japanese economy has continued to expand with headline inflation reaching its highest level since 2015. Across emerging nations, economic activity was supported by China’s continued transition towards a more consumption-based growth model.

3 Bank of America

Recent Events
Capital Management
During the first quarter of 2018, we repurchased approximately $4.9 billion of common stock pursuant to the Board of Directors’ (the Board) June 2017 repurchase authorization under our 2017 Comprehensive Capital Analysis and Review (CCAR) capital plan, including repurchases to offset equity-based compensation awards, and an additional share repurchase authorization in December 2017. For more information, see Capital Management on page 18.
Trust Preferred Securities Redemption
On April 30, 2018, the Corporation announced that it has submitted redemption notices for 11 series of trust preferred securities, which will result in the redemption of such trust preferred securities, along with the trust common securities (held by the Corporation or its affiliates), on June 6, 2018. The Corporation has received all necessary approvals for these redemptions. Upon the redemption of the trust preferred securities and the extinguishment of the related junior subordinated notes issued by the Corporation, expected to occur in the second quarter of 2018, the Corporation will record a charge to other income and pretax income estimated to be approximately $800 million, subject to certain redemption price calculations at that time. For additional information, see the Corporation’s Current Report on Form 8-K filed on April 30, 2018.
Selected Financial Data
Table 1 provides selected consolidated financial data for the three months ended March 31, 2018 and 2017, and at March 31, 2018 and December 31, 2017.

Table 1	Selected Financial Data

		Three Months Ended March 31
(Dollars in millions, except per share information)		2018	2017
Income statement
Revenue, net of interest expense		$23,125	$22,248
Net income		6,918	5,337
Diluted earnings per common share		0.62	0.45
Dividends paid per common share		0.12	0.075
Performance ratios
Return on average assets		1.21%	0.97%
Return on average common shareholders’ equity		10.85	8.09
Return on average tangible common shareholders’ equity (1)		15.26	11.44
Efficiency ratio		60.09	63.34

		March 31 2018	December 31 2017
Balance sheet
Total loans and leases		$934,078	$936,749
Total assets		2,328,478	2,281,234
Total deposits		1,328,664	1,309,545
Total common shareholders’ equity		241,552	244,823
Total shareholders’ equity		266,224	267,146

(1)
Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to accounting principles generally accepted in the United States of America (GAAP) financial measures, see Non-GAAP Reconciliations on page 48.

Financial Highlights

Table 2	Summary Income Statement

	Three Months Ended March 31
(Dollars in millions)	2018	2017
Net interest income	$11,608	$11,058
Noninterest income	11,517	11,190
Total revenue, net of interest expense	23,125	22,248
Provision for credit losses	834	835
Noninterest expense	13,897	14,093
Income before income taxes	8,394	7,320
Income tax expense	1,476	1,983
Net income	$6,918	$5,337
Preferred stock dividends	428	502
Net income applicable to common shareholders	$6,490	$4,835

Per common share information
Earnings	$0.63	$0.48
Diluted earnings	0.62	0.45

Net income was $6.9 billion, or $0.62 per diluted share for the three months ended March 31, 2018 compared to $5.3 billion, or $0.45 per diluted share for the same period in 2017. The results for the three months ended March 31, 2018 compared to the same period in 2017 were driven by an increase in net interest income and noninterest income, and a decline in noninterest expense as well as lower income tax expense due to the impacts of the Tax Cuts and Jobs Act (the Tax Act). These impacts include a reduction in the federal tax rate to 21 percent from 35 percent, an increase in U.S. taxes related to our non-U.S. operations and the elimination of tax deductions for Federal Deposit Insurance Corporation (FDIC) premiums. These changes resulted in a net reduction to our estimated annual effective tax rate of approximately nine percentage points.
Total assets increased $47.2 billion from December 31, 2017 to $2.3 trillion at March 31, 2018 driven by higher cash and cash equivalents from seasonally higher deposits and an increase in securities borrowed or purchased under agreements to resell to support Global Markets client activity. These increases were partially offset by a decrease in debt securities due to lower reinvestment-related purchases as well as market value declines.

Bank of America 4

Total liabilities increased $48.2 billion from December 31, 2017 to $2.1 trillion at March 31, 2018 primarily driven by seasonally higher deposits and an increase in trading account liabilities from increased activity in Global Markets. Shareholders’ equity decreased $922 million from December 31, 2017 primarily due to returns of capital to shareholders through common stock repurchases and common and preferred stock dividends, and market value declines on debt securities, largely offset by net income and issuances of preferred stock.
Net Interest Income
Net interest income increased $550 million to $11.6 billion for the three months ended March 31, 2018 compared to the same period in 2017, and the net interest yield increased one bp to 2.36 percent. These increases were primarily driven by the benefits from higher interest rates along with loan and deposit growth, partially offset by the sale of the non-U.S. consumer credit card business in the second quarter of 2017 and higher funding costs in Global Markets. For more information regarding interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 45.
Noninterest Income

Table 3	Noninterest Income

		Three Months Ended March 31
(Dollars in millions)		2018	2017
Card income		$1,457	$1,449
Service charges		1,921	1,918
Investment and brokerage services		3,664	3,417
Investment banking income		1,353	1,584
Trading account profits		2,699	2,331
Other income		423	491
Total noninterest income		$11,517	$11,190
Noninterest income increased $327 million to $11.5 billion for the three months ended March 31, 2018 compared to the same period in 2017. The following highlights the significant changes.

●
Investment and brokerage services income increased $247 million primarily driven by higher market valuations and the impact of assets under management (AUM) flows, partially offset by the impact of changing market dynamics on transactional revenue and AUM pricing.

●	Investment banking income decreased $231 million primarily due to declines in advisory fees and equity and debt issuance fees.

●
Trading account profits increased $368 million primarily due to increased client activity and a strong trading performance in equity derivatives, partially offset by lower activity and less favorable markets in credit products.

●	Other income decreased $68 million primarily due to lower equity investment gains.

Provision for Credit Losses
The provision for credit losses remained relatively unchanged for the three months ended March 31, 2018 compared to the same period in 2017 with continued improvement in the consumer real estate portfolio and the impact of the sale of the non-U.S. credit card business during the second quarter of 2017, largely offset by an increase in U.S. credit card due to portfolio seasoning and loan growth. For more information on the provision for credit losses, see Provision for Credit Losses on page 41.
Noninterest Expense

Table 4	Noninterest Expense

		Three Months Ended March 31
(Dollars in millions)		2018	2017
Personnel		$8,480	$8,475
Occupancy		1,014	1,000
Equipment		442	438
Marketing		345	332
Professional fees		381	456
Data processing		810	794
Telecommunications		183	191
Other general operating		2,242	2,407
Total noninterest expense		$13,897	$14,093
Noninterest expense decreased $196 million to $13.9 billion for the three months ended March 31, 2018 compared to the same period in 2017 driven by lower non-personnel costs, primarily litigation expense and professional fees.
Income Tax Expense

Table 5	Income Tax Expense

		Three Months Ended March 31
(Dollars in millions)		2018	2017
Income before income taxes		$8,394	$7,320
Income tax expense		1,476	1,983
Effective tax rate		17.6%	27.1%
The effective tax rate for 2018 reflects the new 21 percent federal tax rate and the other provisions of the Tax Act. Further, the effective tax rates for the three months ended March 31, 2018 and 2017 were lower than the applicable federal and state statutory rates due to our recurring tax preference benefits and tax benefits related to stock-based compensation. We expect the effective tax rate for 2018 to be approximately 20 percent, absent unusual items.

5 Bank of America

Table 6	Selected Quarterly Financial Data

		2018 Quarter Quarter	2017 Quarters
(In millions, except per share information)		First	Fourth	Third	Second	First
Income statement
Net interest income		$11,608	$11,462	$11,161	$10,986	$11,058
Noninterest income (1)		11,517	8,974	10,678	11,843	11,190
Total revenue, net of interest expense		23,125	20,436	21,839	22,829	22,248
Provision for credit losses		834	1,001	834	726	835
Noninterest expense		13,897	13,274	13,394	13,982	14,093
Income before income taxes		8,394	6,161	7,611	8,121	7,320
Income tax expense (1)		1,476	3,796	2,187	3,015	1,983
Net income (1)		6,918	2,365	5,424	5,106	5,337
Net income applicable to common shareholders		6,490	2,079	4,959	4,745	4,835
Average common shares issued and outstanding		10,322.4	10,470.7	10,197.9	10,013.5	10,099.6
Average diluted common shares issued and outstanding		10,472.7	10,621.8	10,746.7	10,834.8	10,919.7
Performance ratios
Return on average assets		1.21%	0.41%	0.95%	0.90%	0.97%
Four quarter trailing return on average assets (2)		0.86	0.80	0.91	0.89	0.88
Return on average common shareholders’ equity		10.85	3.29	7.89	7.75	8.09
Return on average tangible common shareholders’ equity (3)		15.26	4.56	10.98	10.87	11.44
Return on average shareholders’ equity		10.57	3.43	7.88	7.56	8.09
Return on average tangible shareholders’ equity (3)		14.37	4.62	10.59	10.23	11.01
Total ending equity to total ending assets		11.43	11.71	11.91	12.00	11.92
Total average equity to total average assets		11.41	11.87	12.03	11.94	12.00
Dividend payout		19.06	60.35	25.59	15.78	15.64
Per common share data
Earnings		$0.63	$0.20	$0.49	$0.47	$0.48
Diluted earnings		0.62	0.20	0.46	0.44	0.45
Dividends paid		0.12	0.12	0.12	0.075	0.075
Book value		23.74	23.80	23.87	24.85	24.34
Tangible book value (3)		16.84	16.96	17.18	17.75	17.22
Market price per share of common stock
Closing		$29.99	$29.52	$25.34	$24.26	$23.59
High closing		32.84	29.88	25.45	24.32	25.50
Low closing		29.17	25.45	22.89	22.23	22.05
Market capitalization		$305,176	$303,681	$264,992	$239,643	$235,291
Average balance sheet
Total loans and leases		$931,915	$927,790	$918,129	$914,717	$914,144
Total assets		2,325,878	2,301,687	2,271,104	2,269,293	2,231,649
Total deposits		1,297,268	1,293,572	1,271,711	1,256,838	1,256,632
Long-term debt		229,603	227,644	227,309	224,019	221,468
Common shareholders’ equity		242,713	250,838	249,214	245,756	242,480
Total shareholders’ equity		265,480	273,162	273,238	270,977	267,700
Asset quality
Allowance for credit losses (4)		$11,042	$11,170	$11,455	$11,632	$11,869
Nonperforming loans, leases and foreclosed properties (5)		6,694	6,758	6,869	7,127	7,637
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6, 7)		1.11%	1.12%	1.16%	1.20%	1.25%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5, 6)		161	161	163	160	156
Net charge-offs (7, 8)		$911	$1,237	$900	$908	$934
Annualized net charge-offs as a percentage of average loans and leases outstanding (6, 8)		0.40%	0.53%	0.39%	0.40%	0.42%
Capital ratios at period end (9)
Common equity tier 1 capital		11.3%	11.5%	11.9%	11.5%	11.0%
Tier 1 capital		13.0	13.0	13.4	13.2	12.6
Total capital		14.8	14.8	15.1	15.0	14.3
Tier 1 leverage		8.4	8.6	8.9	8.8	8.8
Supplementary leverage ratio		6.8	n/a	n/a	n/a	n/a
Tangible equity (3)		8.7	8.9	9.1	9.2	9.1
Tangible common equity (3)		7.6	7.9	8.1	8.0	7.9

(1)
Net income for the fourth quarter of 2017 included an estimated charge of $2.9 billion related to the Tax Act effects which consisted of $946 million in noninterest income and $1.9 billion in income tax expense.

(2)	Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.

(3)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios, see Supplemental Financial Data on page 7, and for corresponding reconciliations to GAAP financial measures, see Non-GAAP Reconciliations on page 48.

(4)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(5)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 33 and corresponding Table 28, and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 37 and corresponding Table 35.

(6)
Asset quality metrics for the first quarter of 2017 include $242 million of non-U.S. credit card allowance for loan and lease losses and $9.5 billion of non-U.S. credit card loans, which were included in assets of business held for sale on the Consolidated Balance Sheet at March 31, 2017. The Corporation sold its non-U.S. consumer credit card business in the second quarter of 2017.

(7)
Net charge-offs exclude $35 million, $46 million, $73 million, $55 million and $33 million of write-offs in the purchased credit-impaired (PCI) loan portfolio in the first quarter of 2018, and in the fourth, third, second and first quarters of 2017, respectively. For more information, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 31.

(8)
Includes net charge-offs of $31 million and $44 million on non-U.S. credit card loans in the second and first quarters of 2017, which were included in assets of business held for sale on the Consolidated Balance Sheet at March 31, 2017.

(9)
Basel 3 transition provisions for regulatory capital adjustments and deductions were fully phased-in as of January 1, 2018. Prior periods are presented on a fully phased-in basis. For more information, see Capital Management on page 18.

n/a = not applicable

Bank of America 6

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
We view net interest income and related ratios and analyses on a fully taxable-equivalent (FTE) basis, which when presented on a consolidated basis, are non-GAAP financial measures. To derive the FTE basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before-tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use the federal statutory tax rate of 21 percent for 2018 (35 percent for all prior periods) and a representative state tax rate. In addition, certain performance measures, including the efficiency ratio and net interest yield, utilize net interest income (and thus total revenue) on an FTE basis. The efficiency ratio measures the costs expended to generate a dollar of revenue, and net interest yield measures the bps we earn over the cost of funds. We believe that presentation of these items on an FTE basis allows for comparison of amounts from both taxable and tax-exempt sources and is consistent with industry practices.
We may present certain key performance indicators and ratios excluding certain items (e.g., debit valuation adjustment (DVA) gains (losses)) which result in non-GAAP financial measures. We believe that the presentation of measures that exclude these items is useful because such measures provide additional information to assess the underlying operational performance and trends of our businesses and to allow better comparison of period-to-period operating performance.
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
The aforementioned supplemental data and performance measures are presented in Table 6.
For more information on the reconciliation of these non-GAAP financial measures to GAAP financial measures, see Non-GAAP Reconciliations on page 48.

7 Bank of America

Table 7	Quarterly Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
(Dollars in millions)	First Quarter 2018			First Quarter 2017
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$140,247	$422	1.22%	$123,921	$202	0.66%
Time deposits placed and other short-term investments	10,786	61	2.31	11,497	47	1.65
Federal funds sold and securities borrowed or purchased under agreements to resell (1)	248,320	622	1.02	216,402	356	0.67
Trading account assets	131,123	1,147	3.54	125,661	1,111	3.58
Debt securities	433,096	2,830	2.58	430,234	2,573	2.38
Loans and leases (2):
Residential mortgage	204,830	1,782	3.48	193,627	1,661	3.44
Home equity	56,952	643	4.56	65,508	639	3.94
U.S. credit card	94,423	2,313	9.93	89,628	2,111	9.55
Non-U.S. credit card (3)	—	—	—	9,367	211	9.15
Direct/Indirect consumer (4)	92,478	701	3.07	93,291	608	2.65
Other consumer (5)	2,814	27	4.00	2,547	27	4.07
Total consumer	451,497	5,466	4.89	453,968	5,257	4.68
U.S. commercial	299,850	2,717	3.68	287,468	2,222	3.14
Non-U.S. commercial	99,504	738	3.01	92,821	595	2.60
Commercial real estate (6)	59,231	587	4.02	57,764	479	3.36
Commercial lease financing	21,833	175	3.20	22,123	231	4.17
Total commercial	480,418	4,217	3.56	460,176	3,527	3.11
Total loans and leases (3)	931,915	9,683	4.20	914,144	8,784	3.88
Other earning assets (1)	84,345	984	4.72	73,514	760	4.19
Total earning assets (1,7)	1,979,832	15,749	3.21	1,895,373	13,833	2.96
Cash and due from banks	26,275			27,196
Other assets, less allowance for loan and lease losses	319,771			309,080
Total assets	$2,325,878			$2,231,649
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$54,747	$1	0.01%	$52,193	$1	0.01%
NOW and money market deposit accounts	659,033	406	0.25	617,749	74	0.05
Consumer CDs and IRAs	41,313	33	0.33	46,711	31	0.27
Negotiable CDs, public funds and other deposits	40,639	157	1.56	33,695	52	0.63
Total U.S. interest-bearing deposits	795,732	597	0.30	750,348	158	0.09
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	2,243	9	1.67	2,616	5	0.76
Governments and official institutions	1,154	—	0.02	1,013	2	0.81
Time, savings and other	67,334	154	0.92	58,418	117	0.81
Total non-U.S. interest-bearing deposits	70,731	163	0.93	62,047	124	0.81
Total interest-bearing deposits	866,463	760	0.36	812,395	282	0.14
Federal funds purchased, securities loaned or sold under agreements to repurchase, short-term borrowings and other interest-bearing liabilities (1)	278,931	1,135	1.65	266,837	573	0.87
Trading account liabilities	55,362	357	2.62	38,731	264	2.76
Long-term debt	229,603	1,739	3.06	221,468	1,459	2.65
Total interest-bearing liabilities (1,7)	1,430,359	3,991	1.13	1,339,431	2,578	0.78
Noninterest-bearing sources:
Noninterest-bearing deposits	430,805			444,237
Other liabilities (1)	199,234			180,281
Shareholders’ equity	265,480			267,700
Total liabilities and shareholders’ equity	$2,325,878			$2,231,649
Net interest spread			2.08%			2.18%
Impact of noninterest-bearing sources			0.31			0.21
Net interest income/yield on earning assets		$11,758	2.39%		$11,255	2.39%

(1)	Certain prior-period amounts have been reclassified to conform to current period presentation.

(2)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis. PCI loans are recorded at fair value upon acquisition and accrete interest income over the estimated life of the loan.

(3)	Includes assets of the Corporation’s non-U.S. consumer credit card business, which was sold during the second quarter of 2017.

(4)	Includes non-U.S. consumer loans of $2.9 billion in both the first quarter of 2018 and 2017.

(5)
Includes consumer finance loans of $0 and $454 million; consumer leases of $2.6 billion and $1.9 billion, and consumer overdrafts of $167 million and $170 million in the first quarter of 2018 and 2017, respectively.

(6)
Includes U.S. commercial real estate loans of $55.3 billion and $54.7 billion, and non-U.S. commercial real estate loans of $3.9 billion and $3.1 billion in the first quarter of 2018 and 2017, respectively.

(7)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $7 million and $17 million in the first quarter of 2018 and 2017. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $204 million and $424 million in the first quarter of 2018 and 2017. For more information, see Interest Rate Risk Management for the Banking Book on page 45.

Bank of America 8

Business Segment Operations
Segment Description and Basis of Presentation
We report our results of operations through the following four business segments: Consumer Banking, GWIM, Global Banking and Global Markets, with the remaining operations recorded in All Other. We periodically review capital allocated to our businesses and allocate capital annually during the strategic and capital planning processes. We utilize a methodology that considers the effect of regulatory capital requirements in addition to internal risk-based capital models. Our internal risk-based capital models use a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk on page 17. The capital allocated to the business segments is referred to as allocated capital. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. For more information, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.
For more information on the basis of presentation for business segments and reconciliations to consolidated total revenue, net income and period-end total assets, see Note 17 – Business Segment Information to the Consolidated Financial Statements.
Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
	Three Months Ended March 31
(Dollars in millions)	2018	2017	2018	2017	2018	2017	% Change
Net interest income (FTE basis)	$3,741	$3,063	$2,769	$2,718	$6,510	$5,781	13%
Noninterest income:
Card income	2	2	1,277	1,222	1,279	1,224	4
Service charges	1,044	1,050	—	—	1,044	1,050	(1)
All other income	108	102	91	127	199	229	(13)
Total noninterest income	1,154	1,154	1,368	1,349	2,522	2,503	1
Total revenue, net of interest expense (FTE basis)	4,895	4,217	4,137	4,067	9,032	8,284	9

Provision for credit losses	41	55	894	783	935	838	12
Noninterest expense	2,651	2,527	1,829	1,883	4,480	4,410	2
Income before income taxes (FTE basis)	2,203	1,635	1,414	1,401	3,617	3,036	19
Income tax expense (FTE basis)	561	616	361	528	922	1,144	(19)
Net income	$1,642	$1,019	$1,053	$873	$2,695	$1,892	42

Effective tax rate (1)					25.5%	37.7%

Net interest yield (FTE basis)	2.25%	1.96%	4.09%	4.34%	3.73	3.50
Return on average allocated capital	55	34	17	14	30	21
Efficiency ratio (FTE basis)	54.15	59.94	44.21	46.29	49.60	53.24

Balance Sheet
	Three Months Ended March 31
Average	2018	2017	2018	2017	2018	2017	% Change
Total loans and leases	$5,170	$4,979	$274,387	$252,966	$279,557	$257,945	8%
Total earning assets (2)	673,641	634,704	274,748	254,066	707,754	668,865	6
Total assets (2)	701,418	661,769	285,864	265,783	746,647	707,647	6
Total deposits	668,983	629,337	5,368	6,257	674,351	635,594	6
Allocated capital	12,000	12,000	25,000	25,000	37,000	37,000	—

Period end	March 31 2018	December 31 2017	March 31 2018	December 31 2017	March 31 2018	December 31 2017	% Change
Total loans and leases	$5,111	$5,143	$273,944	$275,330	$279,055	$280,473	(1)%
Total earning assets (2)	700,420	675,485	274,977	275,742	735,247	709,832	4
Total assets (2)	728,063	703,330	286,343	287,390	774,256	749,325	3
Total deposits	695,514	670,802	5,974	5,728	701,488	676,530	4

(1)	Estimated at the segment level only.

(2)
In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.

Consumer Banking, which is comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. For more information about Consumer Banking, including our Deposits and Consumer Lending businesses, see Business Segment Operations in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.

Consumer Banking Results
Net income for Consumer Banking increased $803 million to $2.7 billion for the three months ended March 31, 2018 compared to the same period in 2017 primarily driven by higher pretax income, and lower tax expense. The impact of the reduction in the federal tax rate was somewhat offset by the elimination of tax deductions for FDIC premiums under the Tax Act. The increase in pretax income

9 Bank of America

was driven by an increase in revenue partially offset by higher provision for credit losses and an increase in noninterest expense. Net interest income increased $729 million to $6.5 billion primarily due to the beneficial impact of an increase in investable assets as a result of higher deposits and higher interest rates, as well as pricing discipline and loan growth. Noninterest income increased $19 million to $2.5 billion driven by higher card income, partially offset by lower mortgage banking income.
The provision for credit losses increased $97 million to $935 million due to portfolio seasoning and loan growth in the U.S. credit card portfolio. Noninterest expense increased $70 million to $4.5 billion driven by investments in digital capabilities and business growth, including increased primary sales professionals, combined with investments in new financial centers and renovations, as well as higher personnel expense. These increases were largely offset by improved operating efficiencies and lower litigation expense.
The return on average allocated capital was 30 percent, up from 21 percent, driven by higher net income. For additional information on capital allocations, see Business Segment Operations on page 9.
Deposits and Consumer Lending include the net impact of migrating customers and their related deposit, brokerage asset and loan balances between Deposits, Consumer Lending and GWIM, as well as other client-managed business. For more information on the migration of customer balances to or from GWIM, see GWIM – Net Migration Summary on page 12.
Deposits
Net income for Deposits increased $623 million to $1.6 billion for the three months ended March 31, 2018 compared to the same period in 2017 driven by higher net interest income and lower income taxes, partially offset by higher noninterest expense. Net interest income increased $678 million to $3.7 billion primarily due to the beneficial impact of an increase in investable assets as a result of higher deposits, and pricing discipline. Noninterest income of $1.2 billion remained unchanged.
The provision for credit losses decreased $14 million to $41 million. Noninterest expense increased $124 million to $2.7 billion primarily driven by investments in digital capabilities and business growth, including increased primary sales professionals, combined with investments in new financial centers and renovations, as well as higher personnel expense.
Average deposits increased $39.6 billion to $669.0 billion driven by strong organic growth. Growth in checking, money market savings and traditional savings of $44.0 billion was partially offset by a decline in time deposits of $4.6 billion.

Key Statistics – Deposits

	Three Months Ended March 31
	2018	2017
Total deposit spreads (excludes noninterest costs) (1)	2.00%	1.67%

Period End
Client brokerage assets (in millions)	$182,110	$153,786
Active digital banking users (units in thousands) (2)	35,518	33,702
Active mobile banking users (units in thousands)	24,801	22,217
Financial centers	4,435	4,559
ATMs	16,011	15,939

(1)	Includes deposits held in Consumer Lending.

(2)
Digital users represents mobile and/or online users across consumer businesses; historical information has been reclassified primarily due to the sale of the Corporation’s non-U.S. consumer credit card business in the second quarter of 2017.

Client brokerage assets increased $28.3 billion driven by strong client flows and market performance. Active mobile banking users increased 2.6 million reflecting continuing changes in our customers’ banking preferences. The number of financial centers declined by a net 124 reflecting changes in customer preferences to self-service options as we continue to optimize our consumer banking network and improve our cost-to-serve.
Consumer Lending
We classify consumer real estate loans as core or non-core based on loan and customer characteristics such as origination date, product type, loan-to-value (LTV), Fair Isaac Corporation (FICO) score and delinquency status. For more information on the core and non-core portfolios, see Consumer Portfolio Credit Risk Management on page 25. At March 31, 2018, total owned loans in the core portfolio held in Consumer Lending were $117.9 billion, an increase of $14.2 billion from March 31, 2017, primarily driven by higher residential mortgage balances, based on a decision to retain certain loans on the balance sheet, partially offset by a decline in home equity balances.
Net income for Consumer Lending increased $180 million to $1.1 billion for the three months ended March 31, 2018 compared to the same period in 2017 driven by lower income taxes, higher revenue and lower noninterest expense, partially offset by higher provision for credit losses. Net interest income increased $51 million to $2.8 billion primarily driven by the impact of an increase in loan balances. Noninterest income increased $19 million to $1.4 billion driven by higher card income, partially offset by lower mortgage banking income.
The provision for credit losses increased $111 million to $894 million due to portfolio seasoning and loan growth in the U.S. credit card portfolio. Noninterest expense decreased $54 million to $1.8 billion primarily driven by lower litigation expense and improved operating efficiencies.
Average loans increased $21.4 billion to $274.4 billion driven by increases in residential mortgages, as well as U.S credit card and consumer vehicle loans, partially offset by lower home equity loan balances.

Key Statistics – Consumer Lending

	Three Months Ended March 31
(Dollars in millions)	2018	2017
Total U.S. credit card (1)
Gross interest yield	9.93%	9.55%
Risk-adjusted margin	8.32	8.89
New accounts (in thousands)	1,194	1,184
Purchase volumes	$61,347	$55,321
Debit card purchase volumes	$76,052	$70,611

(1)	In addition to the U.S. credit card portfolio in Consumer Banking, the remaining U.S. credit card portfolio is in GWIM.
During the three months ended March 31, 2018, the total U.S. credit card risk-adjusted margin decreased 57 bps primarily driven by increased net charge-offs and higher credit card rewards costs.
Total U.S. credit card purchase volumes increased $6.0 billion to $61.3 billion, and debit card purchase volumes increased $5.4 billion to $76.1 billion, reflecting higher levels of consumer spending.

Bank of America 10

Key Statistics - Loan Production (1)

	Three Months Ended March 31
(Dollars in millions)	2018	2017
Total (2):
First mortgage	$9,424	$11,442
Home equity	3,749	4,053
Consumer Banking:
First mortgage	$5,964	$7,629
Home equity	3,345	3,667

(1)	The loan production amounts represent the unpaid principal balance of loans and in the case of home equity, the principal amount of the total line of credit.

(2)	In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.

First mortgage loan originations in Consumer Banking and for the total Corporation decreased $1.7 billion and $2.0 billion in the three months ended March 31, 2018 compared to the same period in 2017 primarily driven by the higher interest rate environment driving lower first-lien mortgage refinances.
Home equity production in Consumer Banking and for the total Corporation decreased $322 million and $304 million for the three months ended March 31, 2018 compared to the same period in 2017 driven by a smaller market.
Global Wealth & Investment Management

	Three Months Ended March 31
(Dollars in millions)	2018	2017	% Change
Net interest income (FTE basis)	$1,594	$1,560	2%
Noninterest income:
Investment and brokerage services	3,040	2,791	9
All other income	222	241	(8)
Total noninterest income	3,262	3,032	8
Total revenue, net of interest expense (FTE basis)	4,856	4,592	6

Provision for credit losses	38	23	65
Noninterest expense	3,428	3,329	3
Income before income taxes (FTE basis)	1,390	1,240	12
Income tax expense (FTE basis)	355	467	(24)
Net income	$1,035	$773	34

Effective tax rate	25.5%	37.7%

Net interest yield (FTE basis)	2.46	2.28
Return on average allocated capital	29	22
Efficiency ratio (FTE basis)	70.60	72.51

Balance Sheet
	Three Months Ended March 31
Average	2018	2017	% Change
Total loans and leases	$159,095	$148,405	7%
Total earning assets	262,775	277,989	(5)
Total assets	279,716	293,432	(5)
Total deposits	243,077	257,386	(6)
Allocated capital	14,500	14,000	4

Period end	March 31 2018	December 31 2017	% Change
Total loans and leases	$159,636	$159,378	—%
Total earning assets	262,430	267,026	(2)
Total assets	279,331	284,321	(2)
Total deposits	241,531	246,994	(2)
GWIM consists of two primary businesses: Merrill Lynch Global Wealth Management (MLGWM) and U.S. Trust, Bank of America Private Wealth Management (U.S. Trust). For more information about GWIM, see Business Segment Operations in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
Net income for GWIM increased $262 million to $1.0 billion for the three months ended March 31, 2018 compared to the same period in 2017 reflecting higher pretax income, and lower tax expense. The impact of the reduction in the federal tax rate was somewhat offset by the elimination of tax deductions for FDIC premiums under the Tax Act. Pretax results were driven by higher revenue, partially offset by an increase in noninterest expense. The operating margin was 29 percent compared to 27 percent a year ago.

Net interest income increased $34 million to $1.6 billion primarily due to higher interest rates and higher loan balances. Noninterest income, which primarily includes investment and brokerage services income, increased $230 million to $3.3 billion. The increase in noninterest income was driven by higher market valuations and AUM flows, partially offset by the impact of changing market dynamics on transactional revenue and AUM pricing. Noninterest expense increased $99 million to $3.4 billion primarily due to higher revenue-related incentive costs.
Return on average allocated capital was 29 percent, up from 22 percent a year ago, primarily due to higher net income, somewhat offset by an increase in allocated capital.

11 Bank of America

During the three months ended March 31, 2018, revenue from MLGWM of $4.0 billion increased six percent compared to the same period in 2017 due to higher net interest income and asset management fees driven by higher market valuations and AUM flows, partially offset by lower transactional revenue and AUM pricing. U.S. Trust revenue of $860 million increased six percent reflecting higher net interest income and asset management fees primarily due to higher market valuations and AUM flows.

Key Indicators and Metrics

	Three Months Ended March 31
(Dollars in millions, except as noted)	2018	2017
Revenue by Business
Merrill Lynch Global Wealth Management	$3,996	$3,782
U.S. Trust	860	809
Other	—	1
Total revenue, net of interest expense (FTE basis)	$4,856	$4,592

Client Balances by Business, at period end
Merrill Lynch Global Wealth Management	$2,284,803	$2,167,536
U.S. Trust	440,683	417,841
Total client balances	$2,725,486	$2,585,377

Client Balances by Type, at period end
Assets under management	$1,084,717	$946,778
Brokerage and other assets	1,236,799	1,232,195
Deposits	241,531	254,595
Loans and leases (1)	162,439	151,809
Total client balances	$2,725,486	$2,585,377

Assets Under Management Rollforward
Assets under management, beginning of period	$1,080,747	$886,148
Net client flows	24,240	29,214
Market valuation/other	(20,270)	31,416
Total assets under management, end of period	$1,084,717	$946,778

Associates, at period end (2)
Number of financial advisors	17,367	16,678
Total wealth advisors, including financial advisors	19,276	18,538
Total primary sales professionals, including financial advisors and wealth advisors	20,398	19,536

Merrill Lynch Global Wealth Management Metric
Financial advisor productivity (3) (in thousands)	$1,038	$993

U.S. Trust Metric, at period end
Primary sales professionals	1,737	1,657

(1)	Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.

(2)	Includes financial advisors in the Consumer Banking segment of 2,538 and 2,121 at March 31, 2018 and 2017.

(3)
Financial advisor productivity is defined as annualized MLGWM total revenue, excluding the allocation of certain asset and liability management (ALM) activities, divided by the total average number of financial advisors (excluding financial advisors in the Consumer Banking segment).

Client Balances
Client balances increased $140.1 billion, or five percent, to $2.7 trillion at March 31, 2018 compared to March 31, 2017. The increase in client balances was due to higher market valuations and positive net flows.
Net Migration Summary
GWIM results are impacted by the net migration of clients and their corresponding deposit, loan and brokerage balances primarily to or from Consumer Banking, as presented in the following table. Migrations of client balances primarily result from the periodic movement of clients and/or accounts between business segments based on changes in the nature of client relationships.

Net Migration Summary

	Three Months Ended March 31
(Dollars in millions)	2018	2017
Total deposits, net – to (from) GWIM	$1,135	$(97)
Total loans, net – from GWIM	(3)	(126)
Total brokerage, net – to (from) GWIM	(48)	94

Bank of America 12

Global Banking

(Dollars in millions)	Three Months Ended March 31
	2018	2017	% Change
Net interest income (FTE basis)	$2,640	$2,602	1%
Noninterest income:
Service charges	763	765	—
Investment banking fees	744	925	(20)
All other income	787	663	19
Total noninterest income	2,294	2,353	(3)
Total revenue, net of interest expense (FTE basis)	4,934	4,955	—

Provision for credit losses	16	17	(6)
Noninterest expense	2,195	2,163	1
Income before income taxes (FTE basis)	2,723	2,775	(2)
Income tax expense (FTE basis)	707	1,046	(32)
Net income	$2,016	$1,729	17

Effective tax rate	26.0%	37.7%

Net interest yield (FTE basis)	2.96	2.93
Return on average allocated capital	20	18
Efficiency ratio (FTE basis)	44.47	43.66

Balance Sheet
	Three Months Ended March 31
Average	2018	2017	% Change
Total loans and leases	$351,689	$342,857	3%
Total earning assets	361,822	359,605	1
Total assets	420,594	415,908	1
Total deposits	324,405	305,197	6
Allocated capital	41,000	40,000	3

Period end	March 31 2018	December 31 2017	% Change
Total loans and leases	$355,165	$350,668	1%
Total earning assets	365,895	365,560	—
Total assets	424,134	424,533	—
Total deposits	331,238	329,273	1
Global Banking, which includes Global Corporate Banking, Global Commercial Banking, Business Banking and Global Investment Banking, provides a wide range of lending-related products and services, integrated working capital management and treasury solutions, and underwriting and advisory services through our network of offices and client relationship teams. For more information about Global Banking, see Business Segment Operations in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
Net income for Global Banking increased $287 million to $2.0 billion for the three months ended March 31, 2018 compared to the same period in 2017 primarily driven by lower tax expense, partially offset by modestly lower pretax income as discussed below. The impact of the reduction in the federal tax rate was somewhat offset by an increase in U.S. taxes related to our non-U.S. operations and the elimination of tax deductions for FDIC premiums under the Tax Act.

Pretax results were driven by higher noninterest expense and lower revenue. Revenue decreased $21 million to $4.9 billion for the three months ended March 31, 2018 compared to the same period in 2017 driven by lower noninterest income, partially offset by higher net interest income. Net interest income increased $38 million to $2.6 billion primarily due to the impact of higher interest rates on increased deposits, and loan growth. Noninterest income decreased $59 million to $2.3 billion primarily due to lower investment banking fees and the impact of tax reform on certain tax-advantaged investments, partially offset by higher leasing-related revenues.
Noninterest expense increased $32 million to $2.2 billion primarily due to higher personnel and operating expense.
The return on average allocated capital was 20 percent, up from 18 percent, as higher net income was partially offset by an increased capital allocation. For more information on capital allocated to the business segments, see Business Segment Operations on page 9.

13 Bank of America

Global Corporate, Global Commercial and Business Banking
The table below and following discussion present a summary of the results, which exclude certain investment banking activities in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Three Months Ended March 31
(Dollars in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Revenue
Business Lending	$1,050	$1,102	$975	$1,044	$99	$101	$2,124	$2,247
Global Transaction Services	882	797	816	707	232	197	1,930	1,701
Total revenue, net of interest expense	$1,932	$1,899	$1,791	$1,751	$331	$298	$4,054	$3,948

Balance Sheet

Average
Total loans and leases	$162,073	$155,358	$172,360	$169,728	$17,259	$17,785	$351,692	$342,871
Total deposits	155,644	146,437	132,357	122,904	36,410	35,861	324,411	305,202

Period end
Total loans and leases	$163,563	$155,801	$174,580	$170,897	$17,008	$17,775	$355,151	$344,473
Total deposits	165,040	143,080	129,895	118,435	36,326	35,653	331,261	297,168
Business Lending revenue decreased $123 million for the three months ended March 31, 2018 compared to the same period in 2017 primarily driven by the impact of tax reform on certain tax-advantaged investments, partially offset by higher leasing-related revenues. Global Transaction Services revenue increased $229 million for the three months ended March 31, 2018 compared to the same period in 2017 driven by the impact of higher interest rates and an increase in the deposit base.
Average loans and leases increased three percent for the three months ended March 31, 2018 compared to the same period in 2017 driven by growth in commercial and industrial loans. Average deposits increased six percent due to growth with new and existing clients.
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

Investment Banking Fees

	Global Banking		Total Corporation
	Three Months Ended March 31
(Dollars in millions)	2018	2017	2018	2017
Products
Advisory	$276	$390	$296	$405
Debt issuance	356	412	827	926
Equity issuance	112	123	314	312
Gross investment banking fees	744	925	1,437	1,643
Self-led deals	(34)	(23)	(84)	(59)
Total investment banking fees	$710	$902	$1,353	$1,584
Total Corporation investment banking fees, excluding self-led deals, of $1.4 billion, which are primarily included within Global Banking and Global Markets, decreased 15 percent for the three months ended March 31, 2018 compared to the same period in 2017 due to a decrease in market fee pools.

Bank of America 14

Global Markets

	Three Months Ended March 31
(Dollars in millions)	2018	2017	% Change
Net interest income (FTE basis)	$870	$1,049	(17)%
Noninterest income:
Investment and brokerage services	488	531	(8)
Investment banking fees	609	666	(9)
Trading account profits	2,703	2,177	24
All other income	116	285	(59)
Total noninterest income	3,916	3,659	7
Total revenue, net of interest expense (FTE basis)	4,786	4,708	2

Provision for credit losses	(3)	(17)	(82)
Noninterest expense	2,818	2,757	2
Income before income taxes (FTE basis)	1,971	1,968	—
Income tax expense (FTE basis)	513	671	(24)
Net income	$1,458	$1,297	12

Effective tax rate	26.0%	34.1%

Return on average allocated capital	17	15
Efficiency ratio (FTE basis)	58.87	58.56

Balance Sheet
	Three Months Ended March 31
Average	2018	2017	% Change
Trading-related assets:
Trading account securities	$210,278	$203,866	3%
Reverse repurchases	123,948	96,835	28
Securities borrowed	82,376	81,312	1
Derivative assets	46,567	40,346	15
Total trading-related assets	463,169	422,359	10
Total loans and leases	73,763	70,064	5
Total earning assets	486,107	429,906	13
Total assets	678,368	607,010	12
Total deposits	32,320	33,158	(3)
Allocated capital	35,000	35,000	—

Period end	March 31 2018	December 31 2017	% Change
Total trading-related assets	$450,512	$419,375	7%
Total loans and leases	75,638	76,778	(1)
Total earning assets	478,857	449,314	7
Total assets	648,605	629,007	3
Total deposits	32,301	34,029	(5)
Global Markets offers sales and trading services and research services to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. For more information about Global Markets, see Business Segment Operations in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
Net income for Global Markets increased $161 million to $1.5 billion for the three months ended March 31, 2018 compared to the same period in 2017 driven by lower tax expense. The impact of the reduction in the federal tax rate was somewhat offset by an increase in U.S. taxes related to our non-U.S. operations under the Tax Act. Pretax results, which remained relatively unchanged, reflected higher revenue, largely offset by higher noninterest expense. Net DVA gains were $64 million compared to losses of $130 million during the same period in 2017. Excluding net DVA, net income increased $31 million to $1.4 billion primarily driven by the impact of the Tax Act.
Sales and trading revenue, excluding net DVA, increased $24 million due to higher Equities revenue partially offset by lower Fixed-income, currencies and commodities (FICC) revenue. Noninterest expense increased $61 million to $2.8 billion primarily due to continued investments in technology.
Average assets increased $71.4 billion to $678.4 billion for the three months ended March 31, 2018 primarily driven by growth in client financing activities in the Equities business and increased levels of inventory across the FICC business to facilitate client demand. Total assets increased $19.6 billion in the three months ended March 31, 2018 to $648.6 billion due to increased levels of inventory across the FICC business to facilitate client demand.
The return on average allocated capital was 17 percent, up from 15 percent, reflecting higher net income.

15 Bank of America

Sales and Trading Revenue
Revenue from sales and trading services includes unrealized and realized gains and losses on trading and other assets, net interest income, and fees primarily from commissions on equity securities. Revenue from research services is also included in sales and trading revenue. The following table and related discussion present sales and trading revenue, substantially all of which is in Global

Markets, with the remainder in Global Banking. In addition, the following table and related discussion present sales and trading revenue excluding the impact of net DVA, which is a non-GAAP financial measure. We believe the use of this non-GAAP financial measure provides additional useful information to assess the underlying performance of these businesses and to allow better comparison of period-over-period operating performance.

Sales and Trading Revenue (1, 2)

	Three Months Ended March 31
(Dollars in millions)	2018	2017
Sales and trading revenue
Fixed-income, currencies and commodities	$2,614	$2,810
Equities	1,503	1,089
Total sales and trading revenue	$4,117	$3,899

Sales and trading revenue, excluding net DVA (3)
Fixed-income, currencies and commodities	$2,536	$2,930
Equities	1,517	1,099
Total sales and trading revenue, excluding net DVA	$4,053	$4,029

(1)
Includes FTE adjustments of $67 million and $49 million for the three months ended March 31, 2018 and 2017. For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.

(2)	Includes Global Banking sales and trading revenue of $166 million and $58 million for the three months ended March 31, 2018 and 2017.

(3)
FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA gains were $78 million and losses were $120 million for the three months ended March 31, 2018 and 2017. Equities net DVA losses were $14 million and $10 million for the three months ended March 31, 2018 and 2017.

The following explanations for period-over-period changes in sales and trading, FICC and Equities revenue would be the same whether net DVA was included or excluded. FICC revenue, excluding net DVA, decreased $394 million in the three months ended March 31, 2018 compared to the same period in 2017, primarily due to lower activity and a less favorable market in credit-related products compared to the same period in 2017. The decline in FICC revenue was also impacted by higher funding costs, which were driven by increases in market interest rates. Equities revenue, excluding net DVA, increased $418 million in the three months ended March 31, 2018 compared to the same period in 2017, driven by increased client activity and a strong trading performance in derivatives in the more volatile market environment.
All Other

	Three Months Ended March 31
(Dollars in millions)	2018	2017	% Change
Net interest income (FTE basis)	$144	$263	(45)%
Noninterest loss	(477)	(357)	34
Total revenue, net of interest expense (FTE basis)	(333)	(94)	n/m

Provision for credit losses	(152)	(26)	n/m
Noninterest expense	976	1,434	(32)
Loss before income taxes (FTE basis)	(1,157)	(1,502)	(23)
Income tax benefit (FTE basis)	(871)	(1,148)	(24)
Net loss	$(286)	$(354)	(19)

Balance Sheet
	Three Months Ended March 31
Average	2018	2017	% Change
Total loans and leases	$67,811	$94,873	(29)%
Total assets (1)	200,553	207,652	(3)
Total deposits	23,115	25,297	(9)

Period end	March 31 2018	December 31 2017	% Change
Total loans and leases	$64,584	$69,452	(7)%
Total assets (1)	202,152	194,048	4
Total deposits	22,106	22,719	(3)

(1)
In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $514.6 billion and $522.0 billion for the three months ended March 31, 2018 and 2017, and period-end allocated assets were $543.3 billion and $520.4 billion at March 31, 2018 and December 31, 2017.

n/m = not meaningful
All Other consists of ALM activities, equity investments, non-core mortgage loans and servicing activities, the net impact of periodic revisions to the MSR valuation model for core and non-core MSRs and the related economic hedge results, liquidating businesses and residual expense allocations. For more information about All Other, see Business Segment Operations in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.

Bank of America 16

The Corporation classifies consumer real estate loans as core or non-core based on loan and customer characteristics such as origination date, product type, LTV, FICO score and delinquency status. For more information on the core and non-core portfolios, see Consumer Portfolio Credit Risk Management on page 25. Residential mortgage loans that are held for ALM purposes, including interest rate or liquidity risk management, are classified as core and are presented on the balance sheet of All Other. For more information on our interest rate and liquidity risk management activities, see Liquidity Risk on page 22 and Interest Rate Risk Management for the Banking Book on page 45. During the three months ended March 31, 2018, residential mortgage loans held for ALM activities decreased $1.3 billion to $27.2 billion at March 31, 2018 primarily as a result of payoffs and paydowns. Non-core residential mortgage and home equity loans, which are principally run-off portfolios, including certain loans accounted for under the fair value option and MSRs pertaining to non-core loans serviced for others, are also held in All Other. During the three months ended March 31, 2018, total non-core loans decreased $3.5 billion to $37.8 billion at March 31, 2018 due primarily to payoffs and paydowns, as well as transfers to loans held-for-sale (LHFS) of $1.1 billion and loan sales of $700 million.
The net loss for All Other improved $68 million to $286 million for the three months ended March 31, 2018 compared to the same period in 2017, driven by a lower pretax loss, partially offset by a lower income tax benefit due to the impact of the reduction in the federal income tax rate. Pretax results were driven by lower noninterest expense and a higher benefit in the provision for credit losses, partially offset by a decline in revenue.
Revenue decreased $239 million primarily due to the impact of the sale of the non-U.S. consumer credit card business in the second quarter of 2017. Gains on sales of loans included in noninterest loss, including nonperforming and other delinquent loans, were $37 million for the three months ended March 31, 2018 compared to gains of $17 million in the same period in 2017.
The provision for credit losses improved $126 million to a benefit of $152 million primarily driven by continued runoff of the non-core portfolio.
Noninterest expense decreased $458 million to $976 million driven by lower litigation expense, lower operating costs due to the sale of the non-U.S. consumer credit card business and a decline in non-core mortgage servicing costs.
The income tax benefit was $871 million for the three months ended March 31, 2018 compared to a benefit of $1.1 billion in the same period in 2017. The change was driven by the lower federal tax rate in effect in 2018 and the change in the pretax loss. Both periods include income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.
Off-Balance Sheet Arrangements and Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. For more information on obligations and commitments, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements herein, Off-Balance Sheet Arrangements and Contractual Obligations in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K, as well as Note 11 – Long-term Debt and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
Representations and Warranties
For information on representations and warranties, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K and Representations and Warranties in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements herein. For more information related to the sensitivity of the assumptions used to estimate our reserve for representations and warranties, see Complex Accounting Estimates – Representations and Warranties Liability in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
Other Mortgage-related Matters
For more information on other mortgage-related matters, see Off-Balance Sheet Arrangements and Contractual Obligations – Other Mortgage-related Matters in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
Managing Risk
Risk is inherent in all our business activities. The seven key types of risk faced by the Corporation are strategic, credit, market, liquidity, compliance, operational and reputational risks. Sound risk management enables us to serve our customers and deliver for our shareholders. If not managed well, risks can result in financial loss, regulatory sanctions and penalties, and damage to our reputation, each of which may adversely impact our ability to execute our business strategies. The Corporation takes a comprehensive approach to risk management with a defined Risk Framework and an articulated Risk Appetite Statement which are approved annually by the Enterprise Risk Committee and the Board.
Our Risk Framework is the foundation for comprehensive management of the risks facing the Corporation. The Risk Framework sets forth clear roles, responsibilities and accountability for the management of risk and provides a blueprint for how the Board, through delegation of authority to committees and executive officers, establishes risk appetite and associated limits for our activities.
Our Risk Appetite Statement is intended to ensure that the Corporation maintains an acceptable risk profile by providing a common framework and a comparable set of measures for senior management and the Board to clearly indicate the level of risk the Corporation is willing to accept. Risk appetite is set at least annually and is aligned with the Corporation’s strategic, capital and financial operating plans. Our line of business strategies and risk appetite are also similarly aligned.
For more information on our risk management activities, including our Risk Framework, and the key types of risk faced by the Corporation, see the Managing Risk through Reputational Risk sections in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.

17 Bank of America

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
We periodically review capital allocated to our businesses and allocate capital annually during the strategic and capital planning processes. For more information, see Business Segment Operations on page 9.
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and requests for capital actions on an annual basis, consistent with the rules governing the CCAR capital plan.
On June 28, 2017, following the Federal Reserve’s non-objection to our 2017 CCAR capital plan, the Board authorized the repurchase of $12.0 billion in common stock from July 1, 2017 through June 30, 2018, plus repurchases expected to be approximately $900 million to offset the effect of equity-based compensation plans during the same period. On December 5, 2017, following approval by the Federal Reserve, the Board authorized the repurchase of an additional $5.0 billion of common stock through June 30, 2018. The common stock repurchase authorizations include both common stock and warrants. At March 31, 2018, our remaining stock repurchase authorization was $5.2 billion.
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
In April 2018, we submitted our 2018 CCAR capital plan and related supervisory stress tests. The Federal Reserve has announced that it will release CCAR capital plan summary results, including supervisory projections of capital ratios, losses and revenues under stress scenarios, and publish the results of stress tests conducted under the supervisory adverse and supervisory severely adverse scenarios by June 30, 2018.

Regulatory Capital
As a financial services holding company, we are subject to regulatory capital rules issued by U.S. banking regulators including Basel 3, which includes certain transition provisions through January 1, 2019. Under the Basel 3 regulatory capital transition provisions, certain deductions and adjustments to Common equity tier 1 capital were phased in through January 1, 2018. The Corporation and its primary affiliated banking entity, BANA, are Basel 3 Advanced approaches institutions and are required to report regulatory risk-based capital ratios and risk-weighted assets under both the Standardized and Advanced approaches. The approach that yields the lower ratio is used to assess capital adequacy including under the Prompt Corrective Action (PCA) framework and for the Corporation was the Advanced approaches method for both periods presented. For more information on Basel 3, see Capital Management in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
Minimum Capital Requirements
Minimum capital requirements and related buffers are being phased in from January 1, 2014 through January 1, 2019. The PCA framework establishes categories of capitalization including “well capitalized,” based on the Basel 3 regulatory ratio requirements. U.S. banking regulators are required to take certain mandatory actions depending on the category of capitalization, with no mandatory actions required for “well-capitalized” banking organizations, which included BANA at March 31, 2018.
We are subject to a capital conservation buffer, a countercyclical capital buffer and a global systemically important bank (G-SIB) surcharge that are being phased in over a three-year period ending January 1, 2019. Once fully phased-in, the Corporation’s risk-based capital ratio requirements will include a capital conservation buffer greater than 2.5 percent, plus any applicable countercyclical capital buffer and a G-SIB surcharge in order to avoid restrictions on capital distributions and discretionary bonus payments. The buffers and surcharge must be comprised solely of Common equity tier 1 capital. Under the phase-in provisions, we are required to maintain a capital conservation buffer greater than 1.875 percent plus a G-SIB surcharge of 1.875 percent in 2018. The countercyclical capital buffer is currently set at zero. We estimate that our fully phased-in G-SIB surcharge will be 2.5 percent. The G-SIB surcharge may differ from this estimate over time. For more information on the Corporation’s capital ratios and regulatory requirements, see Table 8.
Supplementary Leverage Ratio
Effective January 1, 2018, the Corporation is required to maintain a minimum supplementary leverage ratio (SLR) of 3.0 percent plus a leverage buffer of 2.0 percent in order to avoid certain restrictions on capital distributions and discretionary bonus payments. Insured depository institution subsidiaries of BHCs are required to maintain a minimum 6.0 percent SLR to be considered “well capitalized” under the PCA framework. The numerator of the SLR is quarter-end Basel 3 Tier 1 capital. The denominator is total leverage exposure based on the daily average of the sum of on-balance sheet exposures less permitted Tier 1 deductions, as well as the simple average of certain off-balance sheet exposures, as of the end of each month in a quarter.

Bank of America 18

Capital Composition and Ratios
Table 8 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at March 31, 2018 and December 31, 2017. As of March 31, 2018 and December 31, 2017, the Corporation met the definition of “well capitalized” under current regulatory requirements.

Table 8	Bank of America Corporation Regulatory Capital under Basel 3 (1)

	Standardized Approach	Advanced Approaches	Current Regulatory Minimum (2)	2019 Regulatory Minimum (3)
(Dollars in millions, except as noted)	March 31, 2018
Risk-based capital metrics:
Common equity tier 1 capital	$164,828	$164,828
Tier 1 capital	188,900	188,900
Total capital (4)	223,772	215,261
Risk-weighted assets (in billions)	1,452	1,458
Common equity tier 1 capital ratio	11.4%	11.3%	8.25%	9.5%
Tier 1 capital ratio	13.0	13.0	9.75	11.0
Total capital ratio	15.4	14.8	11.75	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$2,247	$2,247
Tier 1 leverage ratio	8.4%	8.4%	4.0	4.0

SLR leverage exposure (in billions)		$2,794
SLR		6.8%	5.0	5.0

	December 31, 2017
Risk-based capital metrics:
Common equity tier 1 capital	$168,461	$168,461
Tier 1 capital	190,189	190,189
Total capital (4)	224,209	215,311
Risk-weighted assets (in billions)	1,443	1,459
Common equity tier 1 capital ratio	11.7%	11.5%	7.25%	9.5%
Tier 1 capital ratio	13.2	13.0	8.75	11.0
Total capital ratio	15.5	14.8	10.75	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$2,223	$2,223
Tier 1 leverage ratio	8.6%	8.6%	4.0	4.0

SLR leverage exposure (in billions)		$2,756
SLR		6.9%		5.0

(1)	Basel 3 transition provisions for regulatory capital adjustments and deductions were fully phased-in as of January 1, 2018. Prior periods are presented on a fully phased-in basis.

(2)
The March 31, 2018 and December 31, 2017 amounts include a transition capital conservation buffer of 1.875 percent and 1.25 percent and a transition G-SIB surcharge of 1.875 percent and 1.5 percent. The countercyclical capital buffer for both periods is zero.

(3)
The 2019 regulatory minimums assume a capital conservation buffer of 2.5 percent and G-SIB surcharge of 2.5 percent. The countercyclical capital buffer is zero. We will be subject to regulatory minimums on January 1, 2019. The SLR minimum includes a leverage buffer of 2.0 percent and is applicable beginning on January 1, 2018.

(4)	Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.

(5)	Reflects adjusted average total assets for the three months ended March 31, 2018 and December 31, 2017.

19 Bank of America

Common equity tier 1 capital under Basel 3 Advanced approaches was $164.8 billion at March 31, 2018, a decrease of $3.6 billion compared to December 31, 2017 driven by common stock repurchases, market value declines included in accumulated other comprehensive income (OCI) and dividends, partially offset by earnings. During the three months ended March 31, 2018, total capital and risk-weighted assets remained relatively unchanged. Table 9 shows the capital composition as measured under Basel 3 Advanced approaches at March 31, 2018 and December 31, 2017.

Table 9	Capital Composition under Basel 3 (1)

(Dollars in millions)		March 31 2018	December 31 2017
Total common shareholders’ equity		$241,552	$244,823
Goodwill		(68,576)	(68,576)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(6,755)	(6,555)
Adjustments for amounts recorded in accumulated OCI attributed to certain cash flow hedges		1,260	831
Intangibles, other than mortgage servicing rights and goodwill		(1,632)	(1,743)
Defined benefit pension fund assets		(1,189)	(1,138)
DVA related to liabilities and derivatives		580	1,196
Other		(412)	(377)
Common equity tier 1 capital		164,828	168,461
Qualifying preferred stock, net of issuance cost		24,672	22,323
Other		(600)	(595)
Total Tier 1 capital		188,900	190,189
Tier 2 capital instruments		23,914	22,938
Eligible credit reserves included in Tier 2 capital		2,531	2,272
Other		(84)	(88)
Total Basel 3 Capital		$215,261	$215,311

(1)	Basel 3 transition provisions for regulatory capital adjustments and deductions were fully phased-in as of January 1, 2018. Prior periods are presented on a fully phased-in basis.
Table 10 shows the components of risk-weighted assets as measured under Basel 3 at March 31, 2018 and December 31, 2017.

Table 10	Risk-weighted Assets under Basel 3 (1)

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
(Dollars in billions)		March 31, 2018		December 31, 2017
Credit risk		$1,391	$862	$1,384	$867
Market risk		61	61	59	58
Operational risk		n/a	500	n/a	500
Risks related to credit valuation adjustments		n/a	35	n/a	34
Total risk-weighted assets		$1,452	$1,458	$1,443	$1,459

(1)	Basel 3 transition provisions for regulatory capital adjustments and deductions were fully phased-in as of January 1, 2018. Prior periods are presented on a fully phased-in basis.
n/a = not applicable
Bank of America, N.A. Regulatory Capital
Table 11 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at March 31, 2018 and December 31, 2017. BANA met the definition of “well capitalized” under the PCA framework for both periods.

Table 11		Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach		Advanced Approaches
	Ratio	Amount	Ratio	Amount	Minimum Required (1)
(Dollars in millions)	March 31, 2018
Common equity tier 1 capital	12.2%	$147,645	14.7%	$147,645	6.5%
Tier 1 capital	12.2	147,645	14.7	147,645	8.0
Total capital	13.3	160,158	15.1	151,968	10.0
Tier 1 leverage	8.8	147,645	8.8	147,645	5.0

SLR leverage exposure (in billions)				$2,088
SLR				7.1%	6.0

	December 31, 2017
Common equity tier 1 capital	12.5%	$150,552	14.9%	$150,552	6.5%
Tier 1 capital	12.5	150,552	14.9	150,552	8.0
Total capital	13.6	163,243	15.4	154,675	10.0
Tier 1 leverage	9.0	150,552	9.0	150,552	5.0

(1)	Percent required to meet guidelines to be considered “well capitalized” under the PCA framework.

Bank of America 20

Regulatory Developments
The following supplements the disclosure in Capital Management – Regulatory Developments in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
Minimum Total Loss-Absorbing Capacity
The Federal Reserve’s final rule, which is effective January 1, 2019, includes minimum external total loss-absorbing capacity (TLAC) and long-term debt requirements to improve the resolvability and resiliency of large, interconnected BHCs. As of March 31, 2018, the Corporation’s TLAC and long-term debt exceeded our estimated 2019 minimum requirements.
Stress Buffer Requirements
On April 10, 2018, the Federal Reserve announced a proposal to integrate the annual quantitative assessment of the CCAR program with the buffer requirements in the Basel 3 capital rule by introducing stress buffer requirements as a replacement of the CCAR quantitative objection. Under the Standardized approach, the proposal replaces the existing static 2.5 percent capital conservation buffer with a stress capital buffer, calculated as the decrease in the Common equity tier 1 capital ratio in the supervisory severely adverse scenario of the modified CCAR stress test plus four quarters of planned common stock dividend payments, floored at 2.5 percent. The static 2.5 percent capital conservation buffer would be retained under the Advanced approaches. The proposal also introduces a stress leverage buffer requirement which would be calculated as the decrease in the Tier 1 leverage ratio in the supervisory severely adverse scenario of the modified CCAR stress test plus four quarters of planned common stock dividends, with no floor. The SLR would not incorporate a stress buffer requirement. The proposal also updates the capital distribution assumptions used in the CCAR stress test to better align with a firm’s expected actions in stress, notably removing the assumption that a BHC will carry out all of its planned capital actions under stress. If finalized, the proposal would be effective December 31, 2018, with the first stress buffer requirements generally becoming effective on October 1, 2019.
Enhanced Supplementary Leverage Ratio Requirements
On April 11, 2018, the Federal Reserve and OCC announced a proposal to modify the enhanced SLR standards applicable to U.S. G-SIBs and their insured depository institution subsidiaries. The proposal replaces the existing 2.0 percent leverage buffer with a leverage buffer tailored to each G-SIB, set at 50 percent of the applicable GSIB surcharge. This proposal also replaces the current 6.0 percent threshold at which a G-SIB’s insured depository institution subsidiaries are considered “well capitalized” under the PCA framework with a threshold set at 3.0 percent plus 50 percent of the G-SIB surcharge applicable to the subsidiary’s G-SIB holding company. Correspondingly, the proposal updates the external TLAC leverage buffer for each G-SIB to 50 percent of the applicable G-SIB surcharge and revises the leverage component of the minimum long-term debt requirements to be 2.5 percent plus 50 percent of the applicable G-SIB surcharge.

Revisions to Basel 3 to Address Current Expected Credit Loss Accounting
On April 13, 2018, the U.S. banking regulators announced a proposal to address the regulatory capital impact of using the current expected credit loss methodology to measure credit reserves under a new accounting standard which is effective on January 1, 2020. For more information on this standard, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements. The proposal provides an option to phase-in the impact to regulatory capital over a three-year period on a straight-line basis. It also updates the existing regulatory capital framework by creating a new defined term, allowance for credit losses (ACL), which would include credit losses on all financial instruments measured at amortized cost with the exception of purchased credit-impaired assets. The proposal continues to allow a limited amount of credit losses to be recognized in Tier 2 capital and maintains the existing limits under the Standardized and Advanced approaches.
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
MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At March 31, 2018, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $12.3 billion and exceeded the minimum requirement of $1.7 billion by $10.6 billion. MLPCC’s net capital of $4.5 billion exceeded the minimum requirement of $539 million by $4.0 billion.
In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5.0 billion. At March 31, 2018, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.
Merrill Lynch International (MLI), a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority, and is subject to certain regulatory capital requirements. At March 31, 2018, MLI’s capital resources were $35.1 billion, which exceeded the minimum Pillar 1 requirement of $17.7 billion.

21 Bank of America

Common and Preferred Stock Dividends
Table 12 is a summary of our cash dividend declarations on preferred stock during the first quarter of 2018 and through April 30, 2018. During the first quarter of 2018, we declared $428 million of cash dividends on preferred stock. For more information on preferred stock and a summary of our declared quarterly cash dividends on common stock, see Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.

Table 12	Preferred Stock Cash Dividend Summary

	March 31, 2018
Preferred Stock	Outstanding Notional Amount (in millions)	Declaration Date	Record Date	Payment Date	Per Annum Dividend Rate	Dividend Per Share
Series B (1)	$1	April 25, 2018	July 11, 2018	July 25, 2018	7.00%	$1.75
		January 31, 2018	April 11, 2018	April 25, 2018	7.00	1.75
Series D (2)	$654	April 13, 2018	May 31, 2018	June 14, 2018	6.204%	$0.38775
		January 8, 2018	February 28, 2018	March 14, 2018	6.204	0.38775
Series E (2)	$317	April 13, 2018	April 30, 2018	May 15, 2018	Floating	$0.24722
		January 8, 2018	January 31, 2018	February 15, 2018	Floating	0.25556
Series F	$141	April 13, 2018	May 31, 2018	June 15, 2018	Floating	$1,022.22222
		January 8, 2018	February 28, 2018	March 15, 2018	Floating	1,000.00
Series G	$493	April 13, 2018	May 31, 2018	June 15, 2018	Adjustable	$1,022.22222
		January 8, 2018	February 28, 2018	March 15, 2018	Adjustable	1,000.00
Series I (2)	$365	April 13, 2018	June 15, 2018	July 2, 2018	6.625%	$0.4140625
		January 8, 2018	March 15, 2018	April 2, 2018	6.625	0.4140625
Series K (3, 4)	$1,544	April 13, 2018	April 15, 2018	April 30, 2018	Fixed-to-floating	$13.49225
		January 8, 2018	January 15, 2018	January 30, 2018	Fixed-to-floating	40.00
Series L	$3,080	March 20, 2018	April 1, 2018	April 30, 2018	7.25%	$18.125
Series M (3, 4)	$1,310	April 13, 2018	April 30, 2018	May 15, 2018	Fixed-to-floating	$40.625
Series T (5)	$35	April 25, 2018	June 25, 2018	July 10, 2018	6.00%	$1,500.00
		January 31, 2018	March 26, 2018	April 10, 2018	6.00	1,500.00
Series U (3, 4)	$1,000	April 13, 2018	May 15, 2018	June 1, 2018	Fixed-to-floating	$26.00
Series V (3, 4)	$1,500	April 13, 2018	June 1, 2018	June 18, 2018	Fixed-to-floating	$25.625
Series W (2)	$1,100	April 13, 2018	May 15, 2018	June 11, 2018	6.625%	$0.4140625
		January 8, 2018	February 15, 2018	March 9, 2018	6.625	0.4140625
Series X (3, 4)	$2,000	January 8, 2018	February 15, 2018	March 5, 2018	Fixed-to-floating	$31.25
Series Y (2)	$1,100	March 20, 2018	April 1, 2018	April 27, 2018	6.50%	$0.40625
Series Z (3,4)	$1,400	March 20, 2018	April 1, 2018	April 23, 2018	Fixed-to-floating	$32.50
Series AA (3, 4)	$1,900	January 8, 2018	March 1, 2018	March 19, 2018	Fixed-to-floating	$30.50
Series CC (2)	$1,100	March 20, 2018	April 1, 2018	April 30, 2018	6.20%	$0.3875
Series DD (3, 4)	$1,000	January 8, 2018	February 15, 2018	March 12, 2018	Fixed-to-floating	$31.50
Series EE (2)	$900	March 20, 2018	April 1, 2018	April 25, 2018	6.00%	$0.375
Series 1 (6)	$98	April 13, 2018	May 15, 2018	May 29, 2018	Floating	$0.18750
		January 8, 2018	February 15, 2018	February 28, 2018	Floating	0.18750
Series 2 (6)	$299	April 13, 2018	May 15, 2018	May 29, 2018	Floating	$0.18542
		January 8, 2018	February 15, 2018	February 28, 2018	Floating	0.19167
Series 3 (6)	$653	April 13, 2018	May 15, 2018	May 29, 2018	6.375%	$0.3984375
		January 8, 2018	February 15, 2018	February 28, 2018	6.375	0.3984375
Series 4 (6)	$210	April 13, 2018	May 15, 2018	May 29, 2018	Floating	$0.24722
		January 8, 2018	February 15, 2018	February 28, 2018	Floating	0.25556
Series 5 (6)	$422	April 13, 2018	May 1, 2018	May 21, 2018	Floating	$0.24722
		January 8, 2018	February 1, 2018	February 21, 2018	Floating	0.25556

(1)	Dividends are cumulative.

(2)	Dividends per depositary share, each representing a 1/1,000th interest in a share of preferred stock.

(3)	Initially pays dividends semi-annually.

(4)	Dividends per depositary share, each representing a 1/25th interest in a share of preferred stock.

(5)	Represents shares that were not surrendered when the holders of Series T preferred stock exercised warrants to acquire common stock in the third quarter of 2017.

(6)	Dividends per depositary share, each representing a 1/1,200th interest in a share of preferred stock.
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
We define liquidity as readily available assets, limited to cash and high-quality, liquid, unencumbered securities that we can use to meet our contractual and contingent financial obligations as those obligations arise. We manage our liquidity position through line of business and ALM activities, as well as through our legal entity funding strategy, on both a forward and current (including intraday) basis under both expected and stressed conditions. We believe that a centralized approach to funding and liquidity management enhances our ability to monitor liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to liquidity events. For more information regarding global funding and liquidity risk management, see Liquidity Risk – Funding and Liquidity Risk Management in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.

Bank of America 22

NB Holdings Corporation
We have intercompany arrangements with certain key subsidiaries under which we transferred certain of our parent company assets, and agreed to transfer certain additional parent company assets not needed to satisfy anticipated near-term expenditures, to NB Holdings Corporation, a wholly-owned holding company subsidiary (NB Holdings). The parent company is expected to continue to have access to the same flow of dividends, interest and other amounts of cash necessary to service its debt, pay dividends and perform other obligations as it would have had if it had not entered into these arrangements and transferred any assets. These arrangements support our preferred single point of entry resolution strategy, under which only the parent company would be resolved under the U.S. Bankruptcy Code. For more information on these arrangements, see Liquidity Risk – NB Holdings Corporation in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
Global Liquidity Sources and Other Unencumbered Assets
We maintain liquidity available to the Corporation, including the parent company and selected subsidiaries, in the form of cash and high-quality, liquid, unencumbered securities. For more information on our liquidity sources, see Liquidity Risk – Global Liquidity Sources and Other Unencumbered Assets in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.

Table 13	Average Global Liquidity Sources

	Three Months Ended
(Dollars in billions)	March 31 2018	December 31 2017
Parent company and NB Holdings	$77	$79
Bank subsidiaries	396	394
Other regulated entities	49	49
Total Average Global Liquidity Sources	$522	$522
Parent company and NB Holdings average liquidity was $77 billion and $79 billion for the three months ended March 31, 2018 and December 31, 2017. Typically, parent company and NB Holdings liquidity is in the form of cash deposited with BANA.
Average liquidity held at our bank subsidiaries was $396 billion and $394 billion for the three months ended March 31, 2018 and December 31, 2017. Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Liquidity at bank subsidiaries excludes the cash deposited by the parent company and NB Holdings. Our bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $308 billion at both March 31, 2018 and December 31, 2017. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the parent company or nonbank subsidiaries may be subject to prior regulatory approval.
Average liquidity held at our other regulated entities, comprised primarily of broker-dealer subsidiaries, was $49 billion for both the three months ended March 31, 2018 and December 31, 2017. Our other regulated entities also held unencumbered investment-

grade securities and equities that we believe could be used to generate additional liquidity. Liquidity held in an other regulated entity is primarily available to meet the obligations of that entity and transfers to the parent company or to any other subsidiary may be subject to prior regulatory approval due to regulatory restrictions and minimum requirements.
Table 14 presents the composition of average global liquidity sources (GLS) for the three months ended March 31, 2018 and December 31, 2017.

Table 14	Average Global Liquidity Sources Composition

	Three Months Ended
(Dollars in billions)	March 31 2018	December 31 2017
Cash on deposit	$128	$118
U.S. Treasury securities	64	62
U.S. agency securities and mortgage-backed securities	320	330
Non-U.S. government securities	10	12
Total Average Global Liquidity Sources	$522	$522
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $444 billion and $439 billion for the three months ended March 31, 2018 and December 31, 2017. For the same periods, the average consolidated LCR was 124 percent and 125 percent. Our LCR will fluctuate due to normal business flows from customer activity.
Liquidity Stress Analysis and Time-to-required Funding
We utilize liquidity stress analysis to assist us in determining the appropriate amounts of liquidity to maintain at the parent company and our subsidiaries to meet contractual and contingent cash outflows under a range of scenarios. For more information on our liquidity stress analysis, see Liquidity Risk – Liquidity Stress Analysis and Time-to-required Funding in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
We use a variety of metrics to determine the appropriate amounts of liquidity to maintain at the parent company and our subsidiaries. One metric we use to evaluate the appropriate level of liquidity at the parent company and NB Holdings is “time-to-required funding” (TTF). This debt coverage measure indicates the number of months the parent company can continue to meet its unsecured contractual obligations as they come due using only the parent company and NB Holdings’ liquidity sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation. These include certain unsecured debt instruments, primarily structured liabilities, which we may be required to settle for cash prior to maturity. TTF was 56 months at March 31, 2018 compared to 49 months at December 31, 2017. The increase in TTF was driven by higher parent company and NB Holdings liquidity.

23 Bank of America

Diversified Funding Sources
We fund our assets primarily with a mix of deposits and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products, programs, markets, currencies and investor groups. We fund a substantial portion of our lending activities through our deposits, which were $1.33 trillion and $1.31 trillion at March 31, 2018 and December 31, 2017.
Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements and these amounts will vary based on customer activity and market conditions.

During the three months ended March 31, 2018, we issued $20.9 billion of long-term debt consisting of $14.4 billion for Bank of America Corporation, substantially all of which was TLAC compliant, $4.1 billion for Bank of America, N.A. and $2.4 billion of other debt.
Table 15 presents the carrying value of aggregate annual contractual maturities of long-term debt as of March 31, 2018. During the three months ended March 31, 2018, we had total long-term debt maturities and purchases of $13.4 billion consisting of $8.0 billion for Bank of America Corporation, $2.9 billion for Bank of America, N.A. and $2.5 billion of other debt.

Table 15	Long-term Debt by Maturity

(Dollars in millions)		Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Bank of America Corporation
Senior notes		$13,996	$15,235	$10,561	$16,225	$11,813	$80,166	$147,996
Senior structured notes		1,768	1,485	923	430	2,048	8,081	14,735
Subordinated notes		1,606	1,576	—	382	469	20,188	24,221
Junior subordinated notes		—	—	—	—	—	3,829	3,829
Total Bank of America Corporation		17,370	18,296	11,484	17,037	14,330	112,264	190,781
Bank of America, N.A.
Senior notes		3,990	—	—	—	—	21	4,011
Subordinated notes		—	1	—	—	—	1,626	1,627
Advances from Federal Home Loan Banks		3,005	4,513	11	2	3	106	7,640
Securitizations and other Bank VIEs (1)		1,199	3,200	3,072	1,572	—	47	9,090
Other		53	166	11	—	1	97	328
Total Bank of America, N.A.		8,247	7,880	3,094	1,574	4	1,897	22,696
Other debt
Structured liabilities		4,009	3,199	1,887	821	746	7,138	17,800
Nonbank VIEs (1)		20	52	—	—	—	889	961
Other		—	—	—	—	—	18	18
Total other debt		4,029	3,251	1,887	821	746	8,045	18,779
Total long-term debt		$29,646	$29,427	$16,465	$19,432	$15,080	$122,206	$232,256

(1)	Represents the total long-term debt included in the liabilities of consolidated variable interest entities (VIEs) on the Consolidated Balance Sheet.
Table 16 presents our long-term debt by major currency at March 31, 2018 and December 31, 2017.

Table 16	Long-term Debt by Major Currency

(Dollars in millions)	March 31 2018	December 31 2017
U.S. dollar	$181,398	$175,623
Euro	34,487	35,481
British pound	7,127	7,016
Japanese yen	3,035	2,993
Australian dollar	3,015	3,046
Canadian dollar	1,915	1,966
Other	1,279	1,277
Total long-term debt	$232,256	$227,402
Total long-term debt increased $4.9 billion, or two percent, during the three months ended March 31, 2018, primarily due to issuances outpacing maturities. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on prevailing market conditions, liquidity and other factors. In addition, our other regulated entities may make markets in our debt instruments to provide liquidity for investors. For information on funding and liquidity risk management, see Liquidity Risk – Liquidity Stress Analysis and Time-to-required Funding on page 23, and for more information regarding long-term debt funding, see Note 11 – Long-term Debt to the Consolidated

Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For more information on our ALM activities, see Interest Rate Risk Management for the Banking Book on page 45.
We may also issue unsecured debt in the form of structured notes for client purposes, certain of which qualify as TLAC eligible debt. During the three months ended March 31, 2018, we issued $1.4 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
Substantially all of our senior and subordinated debt obligations contain no provisions that could trigger a requirement for an early repayment, require additional collateral support, result in changes to terms, accelerate maturity or create additional financial obligations upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price.

Bank of America 24

Credit Ratings
Credit ratings and outlooks are opinions expressed by rating agencies on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset securitizations. Table 17 presents the Corporation’s current long-term/short-term senior debt ratings and outlooks expressed by the rating agencies. These ratings have not changed from those disclosed in the Corporation’s 2017 Annual Report on Form 10–K. For more information on credit ratings, see Liquidity Risk – Credit

Ratings in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
For more information on the additional collateral and termination payments that could be required in connection with certain over-the-counter (OTC) derivative contracts and other trading agreements as a result of a credit rating downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements herein and Item 1A. Risk Factors of the Corporation’s 2017 Annual Report on Form 10-K.

Table 17	Senior Debt Ratings

	Moody’s Investors Service			Standard & Poor’s Global Ratings			Fitch Ratings
	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook
Bank of America Corporation	A3	P-2	Stable	A-	A-2	Stable	A	F1	Stable
Bank of America, N.A.	Aa3	P-1	Stable	A+	A-1	Stable	A+	F1	Stable
Merrill Lynch, Pierce, Fenner & Smith Incorporated	NR	NR	NR	A+	A-1	Stable	A+	F1	Stable
Merrill Lynch International	NR	NR	NR	A+	A-1	Stable	A	F1	Stable
NR = not rated
Credit Risk Management
For information on our credit risk management activities, see Consumer Portfolio Credit Risk Management below, Commercial Portfolio Credit Risk Management on page 34, Non-U.S. Portfolio on page 40, Provision for Credit Losses on page 41, Allowance for Credit Losses on page 41, and Note 5 – Outstanding Loans and Leases and Note 6 – Allowance for Credit Losses to the Consolidated Financial Statements.
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
Consumer Credit Portfolio
Improvement in home prices continued during the three months ended March 31, 2018 resulting in improved credit quality and lower credit losses in the consumer real estate portfolio, partially offset by seasoning and loan growth in the U.S. credit card portfolio compared to the same period in 2017.
Improved credit quality and continued loan balance run-off in the consumer real estate portfolio, partially offset by seasoning within the U.S. credit card portfolio, drove a $133 million decrease in the consumer allowance for loan and lease losses during the three months ended March 31, 2018 to $5.3 billion at March 31, 2018. For more information, see Allowance for Credit Losses on page 41.
For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and troubled debt restructurings (TDRs) for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
Table 18 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer loans not secured by real estate (bankruptcy loans are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans that are insured by the Federal Housing Administration (FHA) or individually insured under long-term standby agreements with Fannie Mae and Freddie Mac (collectively, the fully-insured loan portfolio) are reported as accruing as opposed to nonperforming since the principal repayment is insured. Fully-insured loans included in accruing past due 90 days or more are primarily from our repurchases of delinquent FHA loans pursuant to our servicing agreements with the Government National Mortgage Association (GNMA). Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the PCI loan portfolio or loans accounted for under the fair value option even though the customer may be contractually past due.
For more information on PCI loans, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 31 and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

25 Bank of America

Table 18	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		March 31 2018	December 31 2017	March 31 2018	December 31 2017	March 31 2018	December 31 2017
Residential mortgage (1)		$204,112	$203,811	$2,262	$2,476	$2,885	$3,230
Home equity		55,308	57,744	2,598	2,644	—	—
U.S. credit card		93,014	96,285	n/a	n/a	925	900
Direct/Indirect consumer (2)		91,213	93,830	46	46	38	40
Other consumer (3)		2,860	2,678	—	—	1	—
Consumer loans excluding loans accounted for under the fair value option		$446,507	$454,348	$4,906	$5,166	$3,849	$4,170
Loans accounted for under the fair value option (4)		894	928
Total consumer loans and leases		$447,401	$455,276
Percentage of outstanding consumer loans and leases (5)		n/a	n/a	1.10%	1.14%	0.86%	0.92%
Percentage of outstanding consumer loans and leases, excluding PCI and fully-insured loan portfolios (5)		n/a	n/a	1.19	1.23	0.23	0.22

(1)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At March 31, 2018 and December 31, 2017, residential mortgage includes $2.0 billion and $2.2 billion of loans on which interest had been curtailed by the FHA, and therefore were no longer accruing interest, although principal was still insured, and $885 million and $1.0 billion of loans on which interest was still accruing.

(2)
Outstandings include auto and specialty lending loans of $49.1 billion and $49.9 billion, unsecured consumer lending loans of $428 million and $469 million, U.S. securities-based lending loans of $38.1 billion and $39.8 billion, non-U.S. consumer loans of $2.9 billion and $3.0 billion and other consumer loans of $676 million and $684 million at March 31, 2018 and December 31, 2017.

(3)	Outstandings include consumer leases of $2.7 billion and $2.5 billion and consumer overdrafts of $129 million and $163 million at March 31, 2018 and December 31, 2017.

(4)
Consumer loans accounted for under the fair value option include residential mortgage loans of $523 million and $567 million and home equity loans of $371 million and $361 million at March 31, 2018 and December 31, 2017. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.

(5)
Excludes consumer loans accounted for under the fair value option. At March 31, 2018 and December 31, 2017, $25 million and $26 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.

n/a = not applicable
Table 19 presents net charge-offs and related ratios for consumer loans and leases.

Table 19	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs (1)		Net Charge-off Ratios (1, 2)
	Three Months Ended March 31
(Dollars in millions)	2018	2017	2018	2017
Residential mortgage	$(6)	$17	(0.01)%	0.04%
Home equity	33	64	0.23	0.40
U.S. credit card	701	606	3.01	2.74
Non-U.S. credit card (3)	—	44	—	1.91
Direct/Indirect consumer	58	48	0.26	0.21
Other consumer	44	48	6.34	7.61
Total	$830	$827	0.75	0.74

(1)	Net charge-offs exclude write-offs in the PCI loan portfolio. For more information, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 31.

(2)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

(3)	Represents net charge-offs related to the non-U.S. credit card loan portfolio, which was sold during the second quarter of 2017.
Net charge-offs, as shown in Tables 19 and 20, exclude write-offs in the PCI loan portfolio of $17 million and $9 million in residential mortgage and $18 million and $24 million in home equity for the three months ended March 31, 2018 and 2017. Net charge-off ratios including the PCI write-offs were 0.02 percent and 0.06 percent for residential mortgage and 0.36 percent and 0.55 percent for home equity for the three months ended March 31, 2018 and 2017. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 31.
Table 20 presents outstandings, nonperforming balances, net charge-offs, allowance for loan and lease losses and provision for loan and lease losses for the core and non-core portfolios within the consumer real estate portfolio. We categorize consumer real estate loans as core and non-core based on loan and customer characteristics such as origination date, product type, LTV, FICO score and delinquency status consistent with our current consumer and mortgage servicing strategy. Generally, loans that were originated after January 1, 2010, qualified under government-sponsored enterprise underwriting guidelines, or otherwise met our underwriting guidelines in place in 2015 are characterized as core loans. All other loans are generally characterized as non-core loans and represent run-off portfolios. Core loans as reported in Table 20 include loans held in the Consumer Banking and GWIM segments, as well as loans held for ALM activities in All Other. For more information, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.
As shown in Table 20, outstanding core consumer real estate loans increased $1.3 billion during the three months ended March 31, 2018 driven by an increase of $3.0 billion in residential mortgage, partially offset by a $1.7 billion decrease in home equity.

Bank of America 26

Table 20	Consumer Real Estate Portfolio (1)

	Outstandings		Nonperforming		Net Charge-offs (2)
	March 31 2018	December 31 2017	March 31 2018	December 31 2017	Three Months Ended March 31
(Dollars in millions)					2018	2017
Core portfolio
Residential mortgage	$179,578	$176,618	$1,073	$1,087	$9	$4
Home equity	42,568	44,245	1,118	1,079	23	31
Total core portfolio	222,146	220,863	2,191	2,166	32	35
Non-core portfolio
Residential mortgage	24,534	27,193	1,189	1,389	(15)	13
Home equity	12,740	13,499	1,480	1,565	10	33
Total non-core portfolio	37,274	40,692	2,669	2,954	(5)	46
Consumer real estate portfolio
Residential mortgage	204,112	203,811	2,262	2,476	(6)	17
Home equity	55,308	57,744	2,598	2,644	33	64
Total consumer real estate portfolio	$259,420	$261,555	$4,860	$5,120	$27	$81

			Allowance for Loan and Lease Losses		Provision for Loan and Lease Losses
			March 31 2018	December 31 2017	Three Months Ended March 31
					2018	2017
Core portfolio
Residential mortgage			$216	$218	$8	$(1)
Home equity			343	367	(1)	(11)
Total core portfolio			559	585	7	(12)
Non-core portfolio
Residential mortgage			395	483	(86)	33
Home equity			576	652	(49)	(92)
Total non-core portfolio			971	1,135	(135)	(59)
Consumer real estate portfolio
Residential mortgage			611	701	(78)	32
Home equity			919	1,019	(50)	(103)
Total consumer real estate portfolio			$1,530	$1,720	$(128)	$(71)

(1)
Outstandings and nonperforming loans exclude loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $523 million and $567 million and home equity loans of $371 million and $361 million at March 31, 2018 and December 31, 2017. For more information, see Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)	Net charge-offs exclude write-offs in the PCI loan portfolio. For more information, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 31.
We believe that the presentation of information adjusted to exclude the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following discussions of the residential mortgage and home equity portfolios, we provide information that excludes the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option in certain credit quality statistics. We separately disclose information on the PCI loan portfolio on page 31.
Residential Mortgage
The residential mortgage portfolio makes up the largest percentage of our consumer loan portfolio at 46 percent of consumer loans and leases at March 31, 2018. Approximately 39 percent of the residential mortgage portfolio is in Consumer Banking and approximately 36 percent is in GWIM. The remaining portion is in All Other and is comprised of originated loans, purchased loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with GNMA as well as loans repurchased related to our representations and warranties.
Outstanding balances in the residential mortgage portfolio, excluding loans accounted for under the fair value option, increased $301 million during the three months ended March 31, 2018 as retention of new originations was partially offset by loan transfers to held for sale of $1.3 billion, loan sales of $812 million and run-off.
At March 31, 2018 and December 31, 2017, the residential mortgage portfolio included $22.7 billion and $23.7 billion of outstanding fully-insured loans. At March 31, 2018 and December 31, 2017, $16.5 billion and $17.4 billion had FHA insurance with the remainder protected by long-term standby agreements. At March 31, 2018 and December 31, 2017, $4.8 billion and $5.2 billion of the FHA-insured loan population were repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA.

27 Bank of America

Table 21 presents certain residential mortgage key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. Additionally, in the “Reported Basis” columns in the following table, accruing balances past due and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the residential mortgage portfolio excluding the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 31.

Table 21	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Purchased Credit-impaired and Fully-insured Loans (1)
(Dollars in millions)		March 31 2018	December 31 2017	March 31 2018	December 31 2017
Outstandings		$204,112	$203,811	$173,813	$172,069
Accruing past due 30 days or more		5,192	5,987	1,277	1,521
Accruing past due 90 days or more		2,885	3,230	—	—
Nonperforming loans		2,262	2,476	2,262	2,476
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		3%	3%	2%	2%
Refreshed LTV greater than 100		2	2	1	1
Refreshed FICO below 620		6	6	2	3
2006 and 2007 vintages (2)		9	10	7	8

		Three Months Ended March 31
		2018	2017	2018	2017
Net charge-off ratio (3)		(0.01)%	0.04%	(0.01)%	0.05%

(1)	Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.

(2)	These vintages of loans accounted for $729 million, or 32 percent, and $825 million, or 33 percent, of nonperforming residential mortgage loans at March 31, 2018 and December 31, 2017.

(3)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
Nonperforming residential mortgage loans decreased $214 million during the three months ended March 31, 2018 as outflows, including sales of $257 million, outpaced new inflows. Of the nonperforming residential mortgage loans at March 31, 2018, $789 million, or 35 percent, were current on contractual payments. Loans accruing past due 30 days or more decreased $244 million from seasonal declines.
Net charge-offs decreased $23 million to a net recovery of $6 million for the three months ended March 31, 2018 compared to $17 million of net charge-offs for the same period in 2017. This change was driven in part by net recoveries of $18 million related to loan sales during the three months ended March 31, 2018 compared to loan sale-related net recoveries of $11 million for the same period in 2017. Additionally, net charge-offs declined due to favorable portfolio trends and decreased write-downs on loans greater than 180 days past due driven by improvement in home prices and the U.S. economy.
Loans with a refreshed LTV greater than 100 percent represented one percent of the residential mortgage loan portfolio at both March 31, 2018 and December 31, 2017. Of the loans with a refreshed LTV greater than 100 percent, 99 percent were performing at March 31, 2018 compared to 98 percent at December 31, 2017. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent due to home price deterioration since 2006, partially offset by subsequent appreciation.
Of the $173.8 billion in total residential mortgage loans outstanding at March 31, 2018, as shown in Table 22, 32 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $9.9 billion, or 18 percent, at March 31, 2018. Residential mortgage loans that have entered the amortization period generally have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At March 31, 2018, $251 million, or three percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.3 billion, or one percent, for the entire residential mortgage portfolio. In addition, at March 31, 2018, $432 million, or four percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $166 million were contractually current, compared to $2.3 billion, or one percent, for the entire residential mortgage portfolio, of which $789 million were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three to ten years. More than 90 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2020 or later.
Table 22 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 16 percent of outstandings at both March 31, 2018 and December 31, 2017. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent of outstandings at both March 31, 2018 and December 31, 2017.

Bank of America 28

Table 22	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	March 31 2018	December 31 2017	March 31 2018	December 31 2017	Three Months Ended March 31
(Dollars in millions)					2018	2017
California	$69,368	$68,455	$384	$433	$(10)	$(4)
New York (3)	17,613	17,239	221	227	4	(2)
Florida (3)	10,887	10,880	281	280	(5)	1
Texas	7,298	7,237	127	126	1	1
New Jersey (3)	6,202	6,099	118	130	2	1
Other	62,445	62,159	1,131	1,280	2	20
Residential mortgage loans (4)	$173,813	$172,069	$2,262	$2,476	$(6)	$17
Fully-insured loan portfolio	22,709	23,741
Purchased credit-impaired residential mortgage loan portfolio (5)	7,590	8,001
Total residential mortgage loan portfolio	$204,112	$203,811

(1)	Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

(2)
Net charge-offs excluded $17 million and $9 million of write-offs in the residential mortgage PCI loan portfolio for the three months ended March 31, 2018 and 2017. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 31.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amounts exclude the PCI residential mortgage and fully-insured loan portfolios.

(5)	At both March 31, 2018 and December 31, 2017, 47 percent of PCI residential mortgage loans were in California. There were no other significant single state concentrations.
Home Equity
At March 31, 2018, the home equity portfolio made up 12 percent of the consumer portfolio and is comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages.
At March 31, 2018, our HELOC portfolio had an outstanding balance of $49.0 billion, or 89 percent of the total home equity portfolio, compared to $51.2 billion, or 89 percent, at December 31, 2017. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15-year amortizing loans.
At March 31, 2018, our home equity loan portfolio had an outstanding balance of $4.1 billion, or seven percent of the total home equity portfolio, compared to $4.4 billion, or seven percent, at December 31, 2017. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years, and of the $4.1 billion at March 31, 2018, 58 percent have 25- to 30-year terms. At March 31, 2018, our reverse mortgage portfolio had an outstanding balance, excluding loans accounted for under the fair value option, of $2.2 billion, or four percent of the total home equity portfolio, compared to $2.1 billion, also four percent, at December 31, 2017. We no longer originate reverse mortgages.
At March 31, 2018, approximately 70 percent of the home equity portfolio was in Consumer Banking, 23 percent was in All Other and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio, excluding loans accounted for under the fair value option, decreased $2.4 billion during the three months ended March 31, 2018 primarily due to paydowns and charge-offs outpacing new originations and draws on existing lines. Of the total home equity portfolio at March 31,

2018 and December 31, 2017, $18.2 billion and $18.7 billion, or 33 percent and 32 percent, were in first-lien positions (34 percent for both periods excluding the PCI home equity portfolio). At March 31, 2018, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $8.9 billion, or 17 percent of our total home equity portfolio excluding the PCI loan portfolio.
Unused HELOCs totaled $43.9 billion at March 31, 2018 compared to $44.2 billion at December 31, 2017. The decrease was primarily due to accounts reaching the end of their draw period, which automatically eliminates open line exposure, and customers choosing to close accounts. Both of these more than offset the impact of new production. The HELOC utilization rate was 53 percent and 54 percent at March 31, 2018 and December 31, 2017.
Table 23 presents certain home equity portfolio key credit statistics on both a reported basis excluding loans accounted for under the fair value option, and excluding the PCI loan portfolio and loans accounted for under the fair value option. Additionally, in the “Reported Basis” columns in the following table, accruing balances past due 30 days or more and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the home equity portfolio excluding the PCI loan portfolio and loans accounted for under the fair value option. For more information on the PCI loan portfolio, see page 31.

29 Bank of America

Table 23	Home Equity – Key Credit Statistics

	Reported Basis (1)		Excluding Purchased Credit-impaired Loans (1)
(Dollars in millions)	March 31 2018	December 31 2017	March 31 2018	December 31 2017
Outstandings	$55,308	$57,744	$52,763	$55,028
Accruing past due 30 days or more (2)	460	502	460	502
Nonperforming loans (2)	2,598	2,644	2,598	2,644
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	3%	3%	3%	3%
Refreshed CLTV greater than 100	5	5	4	4
Refreshed FICO below 620	6	6	6	6
2006 and 2007 vintages (3)	28	29	26	27

	Three Months Ended March 31
	2018	2017	2018	2017
Net charge-off ratio (4)	0.23%	0.40%	0.24%	0.42%

(1)	Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.

(2)
Accruing past due 30 days or more included $53 million and $67 million and nonperforming loans included $325 million and $344 million of loans where we serviced the underlying first-lien at March 31, 2018 and December 31, 2017.

(3)
These vintages of loans have higher refreshed combined loan-to-value (CLTV) ratios and accounted for 53 percent and 52 percent of nonperforming home equity loans at March 31, 2018 and December 31, 2017, and 89 percent of net charge-offs in both the three months ended March 31, 2018 and 2017.

(4)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
Nonperforming outstanding balances in the home equity portfolio decreased $46 million during the three months ended March 31, 2018 as outflows, including $12 million of sales, outpaced new inflows. Of the nonperforming home equity portfolio at March 31, 2018, $1.4 billion, or 54 percent, were current on contractual payments. Nonperforming loans that are contractually current primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, junior-lien loans where the underlying first-lien is 90 days or more past due, as well as loans that have not yet demonstrated a sustained period of payment performance following a TDR. In addition, $690 million, or 27 percent, of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $42 million during the three months ended March 31, 2018.
In some cases, the junior-lien home equity outstanding balance that we hold is performing, but the underlying first-lien is not. For outstanding balances in the home equity portfolio on which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans where the first-lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first-lien. For certain loans, we utilize a third-party vendor to combine credit bureau and public record data to better link a junior-lien loan with the underlying first-lien loan. At March 31, 2018, we estimate that $776 million of current and $121 million of 30 to 89 days past due junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $152 million of these combined amounts, with the remaining $745 million serviced by third parties. Of the $897 million of current to 89 days past due junior-lien loans, based on available credit bureau data and our own internal servicing data, we estimate that approximately $294 million had first-lien loans that were 90 days or more past due.
Net charge-offs decreased $31 million to $33 million for the three months ended March 31, 2018 compared to $64 million for the same period in 2017 driven by favorable portfolio trends due in part to improvement in home prices and the U.S. economy.
Outstanding balances with a refreshed CLTV greater than 100 percent comprised four percent of the home equity portfolio at both March 31, 2018 and December 31, 2017. Outstanding balances with a refreshed CLTV greater than 100 percent reflect loans where our loan and available line of credit combined with any outstanding senior liens against the property are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first-lien that is available to reduce the severity of loss on the second-lien. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 95 percent of the customers were current on their home equity loan and 91 percent of second-lien loans with a refreshed CLTV greater than 100 percent were current on both their second-lien and underlying first-lien loans at March 31, 2018.
Of the $52.8 billion in total home equity portfolio outstandings at March 31, 2018, as shown in Table 24, 26 percent require interest-only payments. The outstanding balance of HELOCs that have reached the end of their draw period and have entered the amortization period was $18.6 billion at March 31, 2018. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At March 31, 2018, $341 million, or two percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at March 31, 2018, $2.1 billion, or 12 percent, of outstanding HELOCs that had entered the amortization period were nonperforming, of which $1.2 billion were contractually current. Loans in our HELOC portfolio generally have an initial draw period of 10 years and six percent of these loans will enter the amortization period during the remainder of 2018 and will be required to make fully-amortizing payments. We communicate to contractually current customers more than a year prior to the end of their draw period to inform them of the potential change to the payment structure before entering the amortization period, and provide payment options to customers prior to the end of the draw period.
Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During the three months ended March 31, 2018, approximately 27 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.

Bank of America 30

Table 24 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent of the outstanding home equity portfolio at both March 31, 2018 and December 31, 2017. Loans within this MSA contributed 32 percent and 20 percent of net charge-offs within the home equity portfolio for the three months ended March 31, 2018 and 2017. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent of the outstanding home equity portfolio at both March 31, 2018 and December 31, 2017. Loans within this MSA contributed net recoveries of $5 million and $4 million within the home equity portfolio for the three months ended March 31, 2018 and 2017.

Table 24	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	March 31 2018	December 31 2017	March 31 2018	December 31 2017	Three Months Ended March 31
(Dollars in millions)					2018	2017
California	$14,506	$15,145	$740	$766	$(7)	$(7)
Florida (3)	6,033	6,308	432	411	10	11
New Jersey (3)	4,333	4,546	190	191	9	10
New York (3)	4,024	4,195	250	252	6	8
Massachusetts	2,645	2,751	90	92	2	1
Other	21,222	22,083	896	932	13	41
Home equity loans (4)	$52,763	$55,028	$2,598	$2,644	$33	$64
Purchased credit-impaired home equity portfolio (5)	2,545	2,716
Total home equity loan portfolio	$55,308	$57,744

(1)	Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

(2)
Net charge-offs excluded $18 million and $24 million of write-offs in the home equity PCI loan portfolio for the three months ended March 31, 2018 and 2017. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amount excludes the PCI home equity portfolio.

(5)	At both March 31, 2018 and December 31, 2017, 28 percent of PCI home equity loans were in California. There were no other significant single state concentrations.
Purchased Credit-impaired Loan Portfolio
Loans acquired with evidence of credit quality deterioration since origination and for which it is probable at purchase that we will be unable to collect all contractually required payments are accounted for under the accounting standards for PCI loans. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the

Corporation’s 2017 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.
Table 25 presents the unpaid principal balance, carrying value, related valuation allowance and the net carrying value as a percentage of the unpaid principal balance for the PCI loan portfolio.

Table 25	Purchased Credit-impaired Loan Portfolio

	Unpaid Principal Balance	Gross Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	Percent of Unpaid Principal Balance
(Dollars in millions)	March 31, 2018
Residential mortgage (1)	$7,698	$7,590	$84	$7,506	97.51%
Home equity	2,614	2,545	158	2,387	91.32
Total purchased credit-impaired loan portfolio	$10,312	$10,135	$242	$9,893	95.94

	December 31, 2017
Residential mortgage (1)	$8,117	$8,001	$117	$7,884	97.13%
Home equity	2,787	2,716	172	2,544	91.28
Total purchased credit-impaired loan portfolio	$10,904	$10,717	$289	$10,428	95.63

(1)
At March 31, 2018 and December 31, 2017, pay option loans had an unpaid principal balance of $1.3 billion and $1.4 billion and a carrying value of $1.3 billion and $1.4 billion. This includes $1.1 billion and $1.2 billion of loans that were credit-impaired upon acquisition and $119 million and $141 million of loans that were 90 days or more past due at March 31, 2018 and December 31, 2017. The total unpaid principal balance of pay option loans with accumulated negative amortization was $134 million and $160 million, including $7 million and $9 million of negative amortization at March 31, 2018 and December 31, 2017.

31 Bank of America

The total PCI unpaid principal balance decreased $592 million, or five percent, during the three months ended March 31, 2018 primarily driven by payoffs, paydowns, write-offs and PCI loan sales with a carrying value of $109 million compared to no sales during the same period in 2017.
Of the unpaid principal balance of $10.3 billion at March 31, 2018, $9.3 billion, or 90 percent, was current based on the contractual terms, $608 million, or six percent, was in early stage delinquency, and $314 million was 180 days or more past due, including $253 million of first-lien mortgages and $61 million of home equity loans.
The PCI residential mortgage loan and home equity portfolios represented 75 percent and 25 percent of the total PCI loan portfolio at March 31, 2018. Those loans to borrowers with a refreshed FICO score below 620 represented 24 percent and 17 percent of the PCI residential mortgage loan and home equity portfolios at March 31, 2018. Residential mortgage and home equity loans with a refreshed LTV or CLTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 14 percent and 34 percent of their respective PCI loan portfolios and 15 percent and 36 percent based on the unpaid principal balance at March 31, 2018.

U.S. Credit Card
At March 31, 2018, 97 percent of the U.S. credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the U.S. credit card portfolio decreased $3.3 billion to $93.0 billion during the three months ended March 31, 2018 due to paydowns and a seasonal decline in purchase volumes. Net charge-offs increased $95 million to $701 million during the three months ended March 31, 2018 compared to the same period in 2017 due to portfolio seasoning and loan growth. U.S. credit card loans 30 days or more past due and still accruing interest decreased $52 million during the three months ended March 31, 2018 from seasonal declines while loans 90 days or more past due and still accruing interest increased $25 million, driven by the same factors as described for net charge-offs.
Unused lines of credit for U.S. credit card totaled $334.1 billion and $326.3 billion at March 31, 2018 and December 31, 2017. The increase was driven by a seasonal decrease in line utilization due to a decrease in transaction volume as well as account growth and lines of credit increases.
Table 26 presents certain state concentrations for the U.S. credit card portfolio.

Table 26	U.S. Credit Card State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-Offs
	March 31 2018	December 31 2017	March 31 2018	December 31 2017	Three Months Ended March 31
(Dollars in millions)					2018	2017
California	$14,841	$15,254	$141	$136	$116	$96
Florida	8,174	8,359	116	94	77	67
Texas	7,303	7,451	79	76	56	47
New York	5,796	5,977	91	91	70	45
Washington	4,153	4,350	22	20	15	14
Other	52,747	54,894	476	483	367	337
Total U.S. credit card portfolio	$93,014	$96,285	$925	$900	$701	$606
Direct/Indirect and Other Consumer
At March 31, 2018, approximately 54 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and specialty lending – automotive, marine, aircraft, recreational vehicle loans and consumer personal loans) and 46 percent was included in GWIM (principally securities-based lending loans). At March 31, 2018, approximately 95 percent of the $2.9 billion other consumer portfolio was consumer auto leases included in Consumer Banking.

Outstandings in the direct/indirect portfolio decreased $2.6 billion to $91.2 billion during the three months ended March 31, 2018 primarily due to lower draws and seasonal utilization in the securities-based lending portfolio. Net charge-offs increased $10 million to $58 million during the three months ended March 31, 2018 compared to the same period in 2017 due largely to portfolio seasoning.
Table 27 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 27	Direct/Indirect State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-Offs
	March 31 2018	December 31 2017	March 31 2018	December 31 2017	Three Months Ended March 31
(Dollars in millions)					2018	2017
California	$11,659	$12,502	$3	$3	$6	$5
Florida	10,612	10,946	5	5	9	9
Texas	10,338	10,623	4	5	9	10
New York	5,907	6,058	2	2	3	1
Georgia	3,483	3,502	4	4	4	3
Other	49,214	50,199	20	21	27	20
Total direct/indirect loan portfolio	$91,213	$93,830	$38	$40	$58	$48

Bank of America 32

Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 28 presents nonperforming consumer loans, leases and foreclosed properties activity during the three months ended March 31, 2018 and 2017. For more information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements. During the three months ended March 31, 2018, nonperforming consumer loans declined $260 million to $4.9 billion driven by loan sales of $269 million.
At March 31, 2018, $1.5 billion, or 31 percent, of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at March 31, 2018, $2.2 billion, or 45 percent, of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties increased $28 million to $264 million during the three months ended March 31, 2018 as additions outpaced liquidations. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date; however, once we acquire the underlying real estate upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. Certain delinquent government-guaranteed loans (principally FHA-insured loans) are excluded from our nonperforming loans and foreclosed properties activity as we expect we will be reimbursed once the property is conveyed to the guarantor for principal and, up to certain limits, costs incurred during the foreclosure process and interest accrued during the holding period.
We classify junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At March 31, 2018 and December 31, 2017, $294 million and $330 million of such junior-lien home equity loans were included in nonperforming loans and leases.
Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. Nonperforming TDRs, excluding those modified loans in the PCI loan portfolio, are included in Table 28.

Table 28	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity (1)

		Three Months Ended March 31
(Dollars in millions)		2018	2017
Nonperforming loans and leases, January 1		$5,166	$6,004
Additions		812	818
Reductions:
Paydowns and payoffs		(245)	(296)
Sales		(269)	(142)
Returns to performing status (2)		(364)	(386)
Charge-offs		(147)	(174)
Transfers to foreclosed properties		(45)	(57)
Transfers to loans held-for-sale		(2)	(221)
Total net reductions to nonperforming loans and leases		(260)	(458)
Total nonperforming loans and leases, March 31 (3)		4,906	5,546
Foreclosed properties, March 31 (4)		264	328
Nonperforming consumer loans, leases and foreclosed properties, March 31		$5,170	$5,874
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (5)		1.10%	1.23%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (5)		1.16	1.30

(1)
Balances do not include nonperforming LHFS of $4 million and $179 million and nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $24 million and $28 million at March 31, 2018 and 2017 as well as loans accruing past due 90 days or more as presented in Table 18 and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

(2)
Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.

(3)	At March 31, 2018, 31 percent of nonperforming loans were 180 days or more past due.

(4)	Foreclosed property balances do not include properties insured by certain government-guaranteed loans, principally FHA-insured, of $680 million and $1.1 billion at March 31, 2018 and 2017.

(5)	Outstanding consumer loans and leases exclude loans accounted for under the fair value option.
Table 29 presents TDRs for the consumer real estate portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 28.

Table 29	Consumer Real Estate Troubled Debt Restructurings

	March 31, 2018			December 31, 2017
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Residential mortgage (1, 2, 3)	$1,425	$6,594	$8,019	$1,535	$8,163	$9,698
Home equity (4)	1,444	1,409	2,853	1,457	1,399	2,856
Total consumer real estate troubled debt restructurings	$2,869	$8,003	$10,872	$2,992	$9,562	$12,554

(1)
At March 31, 2018 and December 31, 2017, residential mortgage TDRs deemed collateral dependent totaled $1.8 billion and $2.8 billion, and included $1.1 billion and $1.2 billion of loans classified as nonperforming and $709 million and $1.6 billion of loans classified as performing.

(2)	Residential mortgage performing TDRs included $3.5 billion and $3.7 billion of loans that were fully-insured at March 31, 2018 and December 31, 2017.

(3)	During the three months ended March 31, 2018, the Corporation transferred impaired residential mortgage loans with a carrying value of $1.2 billion to held for sale.

(4)
Home equity TDRs deemed collateral dependent totaled $1.6 billion for both periods and included $1.2 billion for both periods of loans classified as nonperforming, and $389 million and $388 million of loans classified as performing at March 31, 2018 and December 31, 2017.

33 Bank of America

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
Modifications of credit card and other consumer loans are made through renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded in large part from Table 28 as substantially all of the loans remain on accrual status until either charged off or paid in full. At March 31, 2018 and December 31, 2017, our renegotiated TDR portfolio was $501 million and $490 million, of which $433 million and $426 million were current or less than 30 days past due under the modified terms. The increase in the renegotiated TDR portfolio was primarily driven by new renegotiated enrollments outpacing the run off of existing portfolios. For more information on the renegotiated TDR portfolio, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.
Commercial Portfolio Credit Risk Management
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 34, 37 and 42 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, see Commercial Portfolio Credit Risk Management – Industry Concentrations on page 37 and Table 37.
For more information on our accounting policies regarding nonperforming status, net charge-offs and delinquencies for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
Commercial Credit Portfolio
During the three months ended March 31, 2018, credit quality among large corporate borrowers was strong and there was continued improvement in the energy portfolio. Credit quality of commercial real estate borrowers continued to be strong with conservative LTV ratios, stable market rents in most sectors and vacancy rates that remain low.
Total commercial utilized credit exposure increased $8.9 billion during the three months ended March 31, 2018 primarily driven by increases in derivative assets and loans and leases, partially offset by decreases in LHFS. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 58 percent and 59 percent at March 31, 2018 and December 31, 2017.
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

Table 30	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	March 31 2018	December 31 2017	March 31 2018	December 31 2017	March 31 2018	December 31 2017
Loans and leases (5)	$492,900	$487,748	$375,888	$364,743	$868,788	$852,491
Derivative assets (6)	47,869	37,762	—	—	47,869	37,762
Standby letters of credit and financial guarantees	33,969	34,517	583	863	34,552	35,380
Debt securities and other investments	26,998	28,161	4,461	4,864	31,459	33,025
Loans held-for-sale	5,653	10,257	16,887	9,742	22,540	19,999
Commercial letters of credit	1,351	1,467	117	155	1,468	1,622
Other	948	888	—	—	948	888
Total	$609,688	$600,800	$397,936	$380,367	$1,007,624	$981,167

(1)
Commercial utilized exposure includes loans of $5.1 billion and $4.8 billion and issued letters of credit with a notional amount of $193 million and $232 million accounted for under the fair value option at March 31, 2018 and December 31, 2017.

(2)	Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $4.2 billion and $4.6 billion at March 31, 2018 and December 31, 2017.

(3)	Excludes unused business card lines, which are not legally binding.

(4)
Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.9 billion and $11.0 billion at March 31, 2018 and December 31, 2017.

(5)	Includes credit risk exposure associated with assets under operating lease arrangements of $6.2 billion and $6.3 billion at March 31, 2018 and December 31, 2017.

(6)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $36.5 billion and $34.6 billion at March 31, 2018 and December 31, 2017. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $36.9 billion and $26.2 billion at March 31, 2018 and December 31, 2017, which consists primarily of other marketable securities.

Outstanding commercial loans and leases increased $5.2 billion during the three months ended March 31, 2018 primarily due to growth in commercial and industrial loans. During the three months ended March 31, 2018, reservable criticized balances decreased $197 million to $13.4 billion primarily driven by improvements in the energy sector, while nonperforming commercial loans and leases, excluding loans accounted for under the fair value option, increased $168 million to $1.5 billion. The allowance for loan and lease losses for the commercial portfolio was unchanged at $5.0 billion at March 31, 2018. For more information, see Allowance for Credit Losses on page 41. Table 31 presents our commercial loans and leases portfolio and related credit quality information at March 31, 2018 and December 31, 2017.

Bank of America 34

Table 31	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2018	December 31 2017	March 31 2018	December 31 2017	March 31 2018	December 31 2017
Commercial and industrial:
U.S. commercial	$288,476	$284,836	$1,059	$814	$98	$144
Non-U.S. commercial	97,365	97,792	255	299	—	3
Total commercial and industrial	385,841	382,628	1,314	1,113	98	147
Commercial real estate (1)	60,085	58,298	73	112	13	4
Commercial lease financing	21,764	22,116	27	24	8	19
	467,690	463,042	1,414	1,249	119	170
U.S. small business commercial (2)	13,892	13,649	58	55	76	75
Commercial loans excluding loans accounted for under the fair value option	481,582	476,691	1,472	1,304	195	245
Loans accounted for under the fair value option (3)	5,095	4,782	12	43	—	—
Total commercial loans and leases	$486,677	$481,473	$1,484	$1,347	$195	$245

(1)	Includes U.S. commercial real estate of $55.6 billion and $54.8 billion and non-U.S. commercial real estate of $4.5 billion and $3.5 billion at March 31, 2018 and December 31, 2017.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial of $3.2 billion and $2.6 billion and non-U.S. commercial of $1.9 billion and $2.2 billion at March 31, 2018 and December 31, 2017. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.

Table 32 presents net charge-offs and related ratios for our commercial loans and leases for the three months ended March 31, 2018 and 2017. Net charge-offs declined $26 million for the three months ended March 31, 2018 compared to the same period in 2017.

Table 32	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
	Three Months Ended March 31
(Dollars in millions)	2018	2017	2018	2017
Commercial and industrial:
U.S. commercial	$24	$44	0.03%	0.06%
Non-U.S. commercial	4	15	0.02	0.07
Total commercial and industrial	28	59	0.03	0.07
Commercial real estate	(3)	(4)	(0.02)	(0.03)
Commercial lease financing	(1)	—	(0.01)	—
	24	55	0.02	0.05
U.S. small business commercial	57	52	1.67	1.61
Total commercial	$81	$107	0.07	0.10

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.
Table 33 presents commercial utilized reservable criticized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial utilized reservable criticized exposure decreased $197 million, or one percent, during the three months ended March 31, 2018 primarily driven by upgrades and paydowns in the energy portfolio. Approximately 86 percent and 84 percent of commercial utilized reservable criticized exposure was secured at March 31, 2018 and December 31, 2017.

Table 33	Commercial Utilized Reservable Criticized Exposure

	Amount (1)	Percent (2)	Amount (1)	Percent (2)
(Dollars in millions)	March 31, 2018		December 31, 2017
Commercial and industrial:
U.S. commercial	$9,874	3.12%	$9,891	3.15%
Non-U.S. commercial	1,719	1.66	1,766	1.70
Total commercial and industrial	11,593	2.76	11,657	2.79
Commercial real estate	523	0.85	566	0.95
Commercial lease financing	489	2.25	581	2.63
	12,605	2.50	12,804	2.57
U.S. small business commercial	761	5.48	759	5.56
Total commercial utilized reservable criticized exposure	$13,366	2.58	$13,563	2.65

(1)
Total commercial utilized reservable criticized exposure includes loans and leases of $12.3 billion and $12.5 billion and commercial letters of credit of $1.1 billion at both March 31, 2018 and December 31, 2017.

(2)	Percentages are calculated as commercial utilized reservable criticized exposure divided by total commercial utilized reservable exposure for each exposure category.

35 Bank of America

Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At March 31, 2018, 70 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 17 percent in Global Markets, 12 percent in GWIM (generally business-purpose loans for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans, excluding loans accounted for under the fair value option, increased $3.6 billion, or one percent, during the three months ended March 31, 2018 due to growth across most of the commercial businesses. Nonperforming loans and leases increased $245 million, or 30 percent, during the three months ended March 31, 2018 driven by a small number of client downgrades across industries. Reservable criticized balances decreased $17 million, or less than one percent. Net charge-offs decreased $20 million for the three months ended March 31, 2018 compared to the same period in 2017.
Non-U.S. Commercial
At March 31, 2018, 79 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 21 percent in Global Markets. Outstanding loans, excluding loans accounted for under the fair value option, decreased $427 million during the three months ended March 31, 2018. Nonperforming loans and leases decreased $44 million, or 15 percent, and reservable criticized balances decreased $47 million, or three percent. Net charge-offs decreased $11 million for the three months ended March 31, 2018 to $4 million. For more information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 40.

Commercial Real Estate
Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 23 percent of the commercial real estate loans and leases portfolio at both March 31, 2018 and December 31, 2017. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. Outstanding loans increased $1.8 billion, or three percent, during the three months ended March 31, 2018 to $60.1 billion due to new originations outpacing paydowns.
For the three months ended March 31, 2018, we continued to see low default rates and solid credit quality in both the residential and non-residential portfolios. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures to management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Nonperforming commercial real estate loans and foreclosed properties decreased $39 million, or 24 percent, during the three months ended March 31, 2018 to $125 million at March 31, 2018 and reservable criticized balances decreased $43 million, or eight percent, to $523 million primarily due to loan paydowns. Net recoveries were $3 million for the three months ended March 31, 2018 compared to $4 million for the same period in 2017.
Table 34 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 34	Outstanding Commercial Real Estate Loans

(Dollars in millions)	March 31 2018	December 31 2017
By Geographic Region
California	$14,059	$13,607
Northeast	9,898	10,072
Southwest	7,092	6,970
Southeast	5,708	5,487
Midwest	3,883	3,769
Florida	3,425	3,170
Midsouth	3,386	2,962
Illinois	2,838	3,263
Northwest	2,487	2,657
Non-U.S.	4,506	3,538
Other (1)	2,803	2,803
Total outstanding commercial real estate loans	$60,085	$58,298
By Property Type
Non-residential
Office	$17,442	$16,718
Shopping centers / Retail	8,927	8,825
Multi-family rental	8,401	8,280
Hotels / Motels	6,410	6,344
Industrial / Warehouse	5,948	6,070
Unsecured	3,039	2,187
Multi-use	2,445	2,771
Land and land development	149	160
Other	6,101	5,485
Total non-residential	58,862	56,840
Residential	1,223	1,458
Total outstanding commercial real estate loans	$60,085	$58,298

(1)
Includes unsecured loans to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

Bank of America 36

U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans managed in Consumer Banking. Credit card-related products were 50 percent of the U.S. small business commercial portfolio at both March 31, 2018 and December 31, 2017. Net charge-offs were $57 million for the three months ended March 31, 2018 compared to $52 million for the same period in 2017. Of the U.S. small business commercial net charge-offs, 95 percent were credit card-related products for the three months ended March 31, 2018 compared to 88 percent for the same period in 2017.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 35 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three months ended March 31, 2018 and 2017. Nonperforming loans do not include loans accounted for under the fair value option. During the three months ended March 31, 2018, nonperforming commercial loans and leases increased $168 million to $1.5 billion. Approximately 83 percent of commercial nonperforming loans, leases and foreclosed properties were secured and approximately 55 percent were contractually current. Commercial nonperforming loans were carried at approximately 89 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less costs to sell.

Table 35	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended March 31
(Dollars in millions)	2018	2017
Nonperforming loans and leases, January 1	$1,304	$1,703
Additions	436	472
Reductions:
Paydowns	(169)	(267)
Sales	(24)	(22)
Returns to performing status (3)	(27)	(54)
Charge-offs	(48)	(82)
Transfers to foreclosed properties	—	(22)
Total net additions to nonperforming loans and leases	168	25
Total nonperforming loans and leases, March 31	1,472	1,728
Foreclosed properties, March 31	52	35
Nonperforming commercial loans, leases and foreclosed properties, March 31	$1,524	$1,763
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.31%	0.38%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.32	0.39

(1)	Balances do not include nonperforming LHFS of $228 million and $246 million at March 31, 2018 and 2017.

(2)	Includes U.S. small business commercial activity. Small business card loans are excluded as they are not classified as nonperforming.

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
Table 36 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and small business loans. The renegotiated small business card loans are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due. For more information on TDRs, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 36	Commercial Troubled Debt Restructurings

	March 31, 2018			December 31, 2017
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Commercial and industrial:
U.S. commercial	$432	$919	$1,351	$370	$866	$1,236
Non-U.S. commercial	224	220	444	11	219	230
Total commercial and industrial	656	1,139	1,795	381	1,085	1,466
Commercial real estate	18	3	21	38	9	47
Commercial lease financing	4	11	15	5	13	18
	678	1,153	1,831	424	1,107	1,531
U.S. small business commercial	4	16	20	4	15	19
Total commercial troubled debt restructurings	$682	$1,169	$1,851	$428	$1,122	$1,550
Industry Concentrations
Table 37 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $26.5 billion, or three percent, during the three months ended March 31, 2018 to $1.0 trillion. The increase in commercial committed exposure was concentrated in the Asset Managers and Funds, Real Estate, Capital Goods, Materials and Media industry sectors. Increases were partially offset by reduced exposure to the Food and Staples Retailing and Retailing industry sectors.

37 Bank of America

Industry limits are used internally to manage industry concentrations and are based on committed exposure that is allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring. The Management Risk Committee oversees industry limit governance.
Asset Managers and Funds, our largest industry concentration with committed exposure of $103.5 billion, increased $12.4 billion, or 14 percent, during the three months ended March 31, 2018. The increase primarily reflected an increase in exposure to several counterparties.
Real Estate, our second largest industry concentration with committed exposure of $88.8 billion, increased $5.0 billion, or six percent, during the three months ended March 31, 2018. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 36.

Capital Goods, our third largest industry concentration with committed exposure of $73.7 billion, increased $3.2 billion, or five percent, during the three months ended March 31, 2018. The increase in committed exposure occurred primarily as a result of increases in aerospace and defense and large conglomerates.
Our energy-related committed exposure decreased $1.2 billion, or three percent, during the three months ended March 31, 2018 to $35.6 billion. Energy sector net charge-offs were $11 million for the three months ended March 31, 2018 compared to $3 million for the same period in 2017. Energy sector reservable criticized exposure decreased $228 million during the three months ended March 31, 2018 to $1.4 billion due to improvement in credit quality of some borrowers coupled with exposure reductions. The energy allowance for credit losses decreased $75 million during the three months ended March 31, 2018 to $485 million.

Table 37	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	March 31 2018	December 31 2017	March 31 2018	December 31 2017
Asset managers and funds	$70,819	$59,190	$103,466	$91,092
Real estate (3)	64,507	61,940	88,750	83,773
Capital goods	39,560	36,705	73,650	70,417
Healthcare equipment and services	37,456	37,780	58,960	57,256
Government and public education	47,499	48,684	57,269	58,067
Finance companies	31,984	34,050	52,392	53,107
Materials	26,213	24,001	50,569	47,386
Retailing	25,679	26,117	45,241	48,796
Food, beverage and tobacco	22,351	23,252	44,620	42,815
Consumer services	27,160	27,191	43,005	43,605
Media	13,089	19,155	36,778	33,955
Commercial services and supplies	22,686	22,100	36,387	35,496
Energy	15,888	16,345	35,564	36,765
Global commercial banks	28,142	29,491	30,218	31,764
Transportation	21,652	21,704	30,121	29,946
Utilities	11,515	11,342	28,639	27,935
Individuals and trusts	19,276	18,549	25,161	25,097
Technology hardware and equipment	10,116	10,728	21,691	22,071
Software and services	7,971	8,562	20,757	18,202
Vehicle dealers	16,621	16,896	20,409	20,361
Pharmaceuticals and biotechnology	4,785	5,653	20,116	18,623
Consumer durables and apparel	9,286	8,859	18,535	17,296
Automobiles and components	7,097	5,988	13,993	13,318
Insurance	6,230	6,411	12,853	12,990
Telecommunication services	6,234	6,389	12,823	13,108
Food and staples retailing	5,298	4,955	11,452	15,589
Religious and social organizations	3,823	4,454	5,697	6,318
Financial markets infrastructure (clearinghouses)	1,499	688	3,261	2,403
Other	5,252	3,621	5,247	3,616
Total commercial credit exposure by industry	$609,688	$600,800	$1,007,624	$981,167
Net credit default protection purchased on total commitments (4)			$(2,194)	$(2,129)

(1)	Includes U.S. small business commercial exposure.

(2)
Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.9 billion and $11.0 billion at March 31, 2018 and December 31, 2017.

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

At March 31, 2018 and December 31, 2017, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $2.2 billion and $2.1 billion. We recorded net losses of $9 million for the three months ended March 31, 2018 compared to net losses of $31 million for the same period in 2017 on these

Bank of America 38

positions. The gains and losses on these instruments were offset by gains and losses on the related exposures. The Value-at-Risk
(VaR) results for these exposures are included in the fair value option portfolio information in Table 45. For more information, see Trading Risk Management on page 43.
Tables 38 and 39 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at March 31, 2018 and December 31, 2017.

Table 38	Net Credit Default Protection by Maturity

	March 31 2018	December 31 2017
Less than or equal to one year	40%	42%
Greater than one year and less than or equal to five years	53	58
Greater than five years	7	—
Total net credit default protection	100%	100%

Table 39	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
(Dollars in millions)	March 31, 2018		December 31, 2017
Ratings (2, 3)
A	$(375)	17.1%	$(280)	13.2%
BBB	(326)	14.9	(459)	21.6
BB	(1,152)	52.5	(893)	41.9
B	(208)	9.5	(403)	18.9
CCC and below	(118)	5.4	(84)	3.9
NR (4)	(15)	0.6	(10)	0.5
Total net credit default protection	$(2,194)	100.0%	$(2,129)	100.0%

(1)	Represents net credit default protection purchased.

(2)	Ratings are refreshed on a quarterly basis.

(3)	Ratings of BBB- or higher are considered to meet the definition of investment grade.

(4)	NR is comprised of index positions held and any names that have not been rated.
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
Table 40 presents the total contract/notional amount of credit derivatives outstanding and includes both purchased and written credit derivatives. The credit risk amounts are measured as net asset exposure by counterparty, taking into consideration all contracts with the counterparty. For more information on our written credit derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements.

The credit risk amounts discussed above and presented in Table 40 take into consideration the effects of legally enforceable master netting agreements while amounts disclosed in Note 3 – Derivatives to the Consolidated Financial Statements are shown on a gross basis. Credit risk reflects the potential benefit from offsetting exposure to non-credit derivative products with the same counterparties that may be netted upon the occurrence of certain events, thereby reducing our overall exposure.

Table 40	Credit Derivatives

	Contract/ Notional	Credit Risk
(Dollars in millions)	March 31, 2018
Purchased credit derivatives:
Credit default swaps	$484,071	$2,383
Total return swaps/options	67,587	298
Total purchased credit derivatives	$551,658	$2,681
Written credit derivatives:
Credit default swaps	$457,370	n/a
Total return swaps/options	65,220	n/a
Total written credit derivatives	$522,590	n/a

	December 31, 2017
Purchased credit derivatives:
Credit default swaps	$470,907	$2,434
Total return swaps/options	54,135	277
Total purchased credit derivatives	$525,042	$2,711
Written credit derivatives:
Credit default swaps	$448,201	n/a
Total return swaps/options	55,223	n/a
Total written credit derivatives	$503,424	n/a
n/a = not applicable
Counterparty Credit Risk Valuation Adjustments
We record counterparty credit risk valuation adjustments on certain derivative assets, including our credit default protection purchased, in order to properly reflect the credit risk of the counterparty, as presented in Table 41. We calculate credit valuation adjustments (CVA) based on a modeled expected exposure that incorporates current market risk factors including changes in market spreads and non-credit related market factors that affect the value of a derivative. The exposure also takes into consideration credit mitigants such as legally enforceable master netting agreements and collateral. For more information, see Note 3 – Derivatives to the Consolidated Financial Statements.
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

Table 41	Credit Valuation Gains and Losses

	Three Months Ended March 31
(Dollars in millions)	2018			2017
Gains (Losses)	Gross	Hedge	Net	Gross	Hedge	Net
Credit valuation	$(24)	$42	$18	$161	$(135)	$26

39 Bank of America

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
Table 42 presents our 20 largest non-U.S. country exposures as of March 31, 2018. These exposures accounted for 87 percent and 86 percent of our total non-U.S. exposure at March 31, 2018 and December 31, 2017. Net country exposure for these 20 countries increased $27.4 billion in the three months ended March 31, 2018, primarily driven by increases in the U.K., Germany and Japan.

Non-U.S. exposure is presented on an internal risk management basis and includes sovereign and non-sovereign credit exposure, securities and other investments issued by or domiciled in countries other than the U.S.
Funded loans and loan equivalents include loans, leases, and other extensions of credit and funds, including letters of credit and due from placements. Unfunded commitments are the undrawn portion of legally binding commitments related to loans and loan equivalents. Net counterparty exposure includes the fair value of derivatives, including the counterparty risk associated with CDS, and secured financing transactions. Securities and other investments are carried at fair value and long securities exposures are netted against short exposures with the same underlying issuer to, but not below, zero. Net country exposure represents country exposure less hedges and credit default protection purchased, net of credit default protection sold. For more information on our non-U.S. credit and trading portfolios, see Non-U.S. Portfolio in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.

Table 42	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at March 31 2018	Hedges and Credit Default Protection	Net Country Exposure at March 31 2018	Increase (Decrease) from December 31 2017
United Kingdom	$26,362	$18,105	$6,710	$1,478	$52,655	$(5,714)	$46,941	$9,346
Germany	18,749	8,751	1,590	1,766	30,856	(3,250)	27,606	6,103
Canada	7,262	7,373	1,838	2,020	18,493	(844)	17,649	(1,074)
China	13,118	940	1,293	1,255	16,606	(282)	16,324	399
Japan	12,992	639	1,318	473	15,422	(1,472)	13,950	4,860
France	5,539	5,818	2,436	3,070	16,863	(5,098)	11,765	1,222
India	7,332	357	344	3,366	11,399	(78)	11,321	824
Brazil	7,309	1,078	606	2,796	11,789	(532)	11,257	541
Australia	5,422	2,879	566	1,618	10,485	(431)	10,054	(535)
Netherlands	6,897	2,332	769	1,287	11,285	(1,785)	9,500	1,033
Hong Kong	7,388	188	559	1,051	9,186	(79)	9,107	429
South Korea	5,054	609	632	2,736	9,031	(357)	8,674	773
Switzerland	4,951	2,966	215	229	8,361	(1,122)	7,239	1,442
Singapore	3,488	153	591	2,316	6,548	(76)	6,472	209
Mexico	3,088	1,954	112	248	5,402	(485)	4,917	(570)
Spain	2,618	1,062	193	1,440	5,313	(730)	4,583	1,475
Belgium	2,741	968	112	1,077	4,898	(411)	4,487	522
Italy	2,947	1,491	520	825	5,783	(1,350)	4,433	187
United Arab Emirates	2,824	349	273	60	3,506	(42)	3,464	77
Turkey	2,707	83	49	321	3,160	(12)	3,148	159
Total top 20 non-U.S. countries exposure	$148,788	$58,095	$20,726	$29,432	$257,041	$(24,150)	$232,891	$27,422
A number of economic conditions and geopolitical events have given rise to risk aversion in certain emerging markets. Our largest emerging market country exposure at March 31, 2018 was China, with net exposure of $16.3 billion, concentrated in large state-owned companies, subsidiaries of multinational corporations and commercial banks. At March 31, 2018, net exposure to Brazil was $11.3 billion, concentrated in sovereign securities, oil and gas companies and commercial banks.
The outlook for policy direction and therefore economic performance in the EU remains uncertain as a consequence of reduced political cohesion among EU countries. Additionally, we believe that the uncertainty in the U.K.’s ability to negotiate a favorable exit from the EU will further weigh on economic performance. Our largest EU country exposure at March 31, 2018 was the U.K. with net exposure of $46.9 billion, a $9.3 billion increase from December 31, 2017. The increase was driven by corporate loan growth and increased placements with the central bank as part of liquidity management. For more information, see Executive Summary – First Quarter 2018 Economic and Business Environment on page 3.

Bank of America 40

Provision for Credit Losses
The provision for credit losses remained relatively unchanged at $834 million for the three months ended March 31, 2018 compared to the same period in 2017. The provision for credit losses was $77 million lower than net charge-offs for the three months ended March 31, 2018, resulting in a reduction in the allowance for credit losses. This compared to a reduction of $99 million in the allowance for credit losses for the three months ended March 31, 2017.
The provision for credit losses for the consumer portfolio decreased $24 million to $748 million for the three months ended March 31, 2018 compared to the same period in 2017. The decrease was primarily driven by improvement in the consumer real estate portfolio, including a benefit of $11 million related to the PCI loan portfolio compared to an expense of $68 million for the same period in 2017. Provision related to the credit card and other consumer portfolio increased $33 million for the three months ended March 31, 2018 compared to the same period in 2017 due to U.S. credit card portfolio seasoning and loan growth, partially offset by the impact of the sale of the non-U.S. consumer credit card business in the second quarter of 2017.
The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $23 million to $86 million for the three months ended March 31, 2018 compared to the same period in 2017 driven by loan growth.
Allowance for Credit Losses
Allowance for Loan and Lease Losses
The allowance for loan and lease losses is comprised of two components. The first component covers nonperforming commercial loans and TDRs. The second component covers loans and leases on which there are incurred losses that are not yet individually identifiable, as well as incurred losses that may not be represented in the loss forecast models. We evaluate the adequacy of the allowance for loan and lease losses based on the total of these two components. The allowance for loan and lease losses excludes LHFS and loans accounted for under the fair value option as the fair value reflects a credit risk component. For more information on the allowance for loan and lease losses, see Allowance for Credit Losses in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
During the three months ended March 31, 2018, the factors that impacted the allowance for loan and lease losses included improvements in the credit quality of the consumer real estate portfolios driven by continuing improvements in the U.S. economy and strong labor markets, proactive credit risk management initiatives and the impact of high credit quality originations. Evidencing the improvements in the U.S. economy and strong labor markets are low levels of unemployment and increases in home prices. In addition to these improvements, in the consumer portfolio, nonperforming consumer loans decreased $260 million in the three months ended March 31, 2018 as returns to performing status, loan sales, paydowns and charge-offs continued to outpace new nonaccrual loans. During the three months ended March 31, 2018, the allowance for loan and lease losses in the commercial portfolio reflected decreased energy reserves primarily driven by reductions in energy exposures including utilized reservable criticized exposures.
The allowance for loan and lease losses for the consumer portfolio, as presented in Table 44, was $5.3 billion at March 31, 2018, a decrease of $133 million from December 31, 2017. The decrease was primarily in the consumer real estate portfolio, partially offset by an increase in the U.S. credit card portfolio. The reduction in the allowance for the consumer real estate portfolio was due to improved home prices, lower nonperforming loans and a decrease in loan balances in our non-core portfolio. The increase in the allowance for the U.S. credit card portfolio was driven by portfolio seasoning.
The allowance for loan and lease losses for the commercial portfolio, as presented in Table 44, was $5.0 billion at March 31, 2018, unchanged from December 31, 2017. Commercial utilized reservable criticized exposure decreased to $13.4 billion at March 31, 2018 from $13.6 billion (to 2.58 percent from 2.65 percent of total commercial utilized reservable exposure) at December 31, 2017, largely due to an improvement in energy exposures. Nonperforming commercial loans increased to $1.5 billion at March 31, 2018 from $1.3 billion (to 0.31 percent from 0.27 percent of outstanding commercial loans excluding loans accounted for under the fair value option) at December 31, 2017 with the increase spread across multiple industries. See Tables 31, 32 and 33 for more details on key commercial credit statistics.
The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.11 percent at March 31, 2018 compared to 1.12 percent at December 31, 2017.
Reserve for Unfunded Lending Commitments
In addition to the allowance for loan and lease losses, we also estimate probable losses related to unfunded lending commitments such as letters of credit, financial guarantees, unfunded bankers’ acceptances and binding loan commitments, excluding commitments accounted for under the fair value option. For more information on the reserve for unfunded lending commitments, see Allowance for Credit Losses in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
The reserve for unfunded lending commitments was $782 million at March 31, 2018 compared to $777 million at December 31, 2017.

41 Bank of America

Table 43 presents a rollforward of the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, for the three months ended March 31, 2018 and 2017.

Table 43	Allowance for Credit Losses

		Three Months Ended March 31
(Dollars in millions)		2018	2017
Allowance for loan and lease losses, January 1 (1)		$10,393	$11,237
Loans and leases charged off
Residential mortgage		(56)	(61)
Home equity		(118)	(143)
U.S. credit card		(824)	(718)
Non-U.S. credit card (2)		—	(59)
Direct/Indirect consumer		(133)	(114)
Other consumer		(49)	(55)
Total consumer charge-offs		(1,180)	(1,150)
U.S. commercial (3)		(108)	(137)
Non-U.S. commercial		(7)	(20)
Commercial lease financing		(1)	(3)
Total commercial charge-offs		(116)	(160)
Total loans and leases charged off		(1,296)	(1,310)
Recoveries of loans and leases previously charged off
Residential mortgage		62	44
Home equity		85	79
U.S. credit card		123	112
Non-U.S. credit card (2)		—	15
Direct/Indirect consumer		75	66
Other consumer		5	7
Total consumer recoveries		350	323
U.S. commercial (4)		27	41
Non-U.S. commercial		3	5
Commercial real estate		3	4
Commercial lease financing		2	3
Total commercial recoveries		35	53
Total recoveries of loans and leases previously charged off		385	376
Net charge-offs		(911)	(934)
Write-offs of PCI loans		(35)	(33)
Provision for loan and lease losses		829	840
Other (5)		(16)	2
Allowance for loan and lease losses, March 31 (1)		10,260	11,112
Reserve for unfunded lending commitments, January 1		777	762
Provision for unfunded lending commitments		5	(5)
Reserve for unfunded lending commitments, March 31		782	757
Allowance for credit losses, March 31 (1)		$11,042	$11,869

(1)
Excludes $242 million and $243 million at March 31, 2017 and January 1, 2017 of allowance for loan and lease losses related to the non-U.S. credit card loan portfolio, which was sold in the second quarter of 2017.

(2)	Represents net charge-offs related to the non-U.S. credit card loan portfolio. See footnote 1 for more information.

(3)	Includes U.S. small business commercial charge-offs of $68 million and $64 million for the three months ended March 31, 2018 and 2017.

(4)	Includes U.S. small business commercial recoveries of $11 million and $12 million for the three months ended March 31, 2018 and 2017.

(5)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, foreign currency translation adjustments, transfers to held for sale and certain other reclassifications.

Bank of America 42

Table 43	Allowance for Credit Losses (continued)

		Three Months Ended March 31
(Dollars in millions)		2018	2017
Loan and allowance ratios (6):
Loans and leases outstanding at March 31 (7)		$928,089	$908,219
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at March 31 (7)		1.11%	1.25%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at March 31 (8)		1.18	1.36
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at March 31 (9)		1.04	1.14
Average loans and leases outstanding (7)		$926,297	$906,585
Annualized net charge-offs as a percentage of average loans and leases outstanding (7, 10)		0.40%	0.42%
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (7)		0.41	0.43
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at March 31 (7, 11)		161	156
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs (10)		2.78	3.00
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs and PCI write-offs		2.67	2.90
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at March 31 (12)		$3,992	$4,047
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at March 31 (7, 12)		98%	100%

(6)
Loan and allowance ratios for the three months ended March 31, 2017 include $242 million of non-U.S. credit card allowance for loan and lease losses and $9.5 billion of ending non-U.S. credit card loans, which were sold in the second quarter of 2017.

(7)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $6.0 billion and $7.5 billion at March 31, 2018 and 2017. Average loans accounted for under the fair value option were $5.6 billion and $7.6 billion for the three months ended March 31, 2018 and 2017.

(8)	Excludes consumer loans accounted for under the fair value option of $894 million and $1.0 billion at March 31, 2018 and 2017.

(9)	Excludes commercial loans accounted for under the fair value option of $5.1 billion and $6.5 billion at March 31, 2018 and 2017.

(10)
Net charge-offs exclude $35 million and $33 million of write-offs in the PCI loan portfolio for the three months ended March 31, 2018 and 2017. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 31.

(11)	For more information on our definition of nonperforming loans, see page 33 and page 37.

(12)	Primarily includes amounts allocated to U.S. credit card and unsecured consumer lending portfolios in Consumer Banking and PCI loans and the non-U.S. credit card portfolio in All Other.
For reporting purposes, we allocate the allowance for credit losses across products as presented in Table 44.

Table 44	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	March 31, 2018			December 31, 2017
Allowance for loan and lease losses
Residential mortgage	$611	5.96%	0.30%	$701	6.74%	0.34%
Home equity	919	8.96	1.66	1,019	9.80	1.76
U.S. credit card	3,425	33.38	3.68	3,368	32.41	3.50
Direct/Indirect consumer	262	2.55	0.29	262	2.52	0.28
Other consumer	33	0.32	1.17	33	0.32	1.22
Total consumer	5,250	51.17	1.18	5,383	51.79	1.18
U.S. commercial (2)	3,091	30.12	1.02	3,113	29.95	1.04
Non-U.S. commercial	801	7.81	0.82	803	7.73	0.82
Commercial real estate	953	9.29	1.59	935	9.00	1.60
Commercial lease financing	165	1.61	0.76	159	1.53	0.72
Total commercial	5,010	48.83	1.04	5,010	48.21	1.05
Allowance for loan and lease losses (3)	10,260	100.00%	1.11	10,393	100.00%	1.12
Reserve for unfunded lending commitments	782			777
Allowance for credit losses	$11,042			$11,170

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $523 million and $567 million and home equity loans of $371 million and $361 million at March 31, 2018 and December 31, 2017. Commercial loans accounted for under the fair value option included U.S. commercial loans of $3.2 billion and $2.6 billion and non-U.S. commercial loans of $1.9 billion and $2.2 billion at March 31, 2018 and December 31, 2017.

(2)	Includes allowance for loan and lease losses for U.S. small business commercial loans of $446 million and $439 million at March 31, 2018 and December 31, 2017.

(3)	Includes $242 million and $289 million of valuation allowance presented with the allowance for loan and lease losses related to PCI loans at March 31, 2018 and December 31, 2017.
Market Risk Management
For more information on our market risk management process, see Market Risk Management in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
Trading Risk Management
To evaluate risk arising from trading activities, the Corporation focuses on the actual and potential volatility of revenues generated by individual positions as well as portfolios of positions.
VaR is a common statistic used to measure market risk as it allows the aggregation of market risk factors, including the effects of portfolio diversification. A VaR model simulates the value of a portfolio under a range of scenarios in order to generate a distribution of potential gains and losses. VaR represents the loss a portfolio is not expected to exceed more than a certain number of times per period, based on a specified holding period, confidence level and window of historical data. We use one VaR model consistently across the trading portfolios and it uses a historical simulation approach based on a three-year window of historical data. Our primary VaR statistic is equivalent to a 99 percent confidence level. This means that for a VaR with a one-day holding period, there should not be losses in excess of VaR, on average, 99 out of 100 trading days. For more information on our trading risk management process, see Trading Risk

43 Bank of America

Management in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
Table 45 presents the total market-based trading portfolio VaR which is the combination of the covered positions trading portfolio and the impact from less liquid trading exposures. For more information on the market risk VaR for trading activities, see Trading Risk Management in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
The total market-based portfolio VaR results in Table 45 include market risk, excluding CVA and DVA, to which we are exposed from all business segments. The majority of this portfolio is within the Global Markets segment. Table 45 presents period-end, average, high and low daily trading VaR for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017 using a 99 percent confidence level.
The average total market-based trading portfolio VaR increased for the three months ended March 31, 2018 compared to the previous quarter primarily due to increased exposure in the interest rate and commodities markets.

Table 45	Market Risk VaR for Trading Activities
	Three Months Ended
	March 31, 2018				December 31, 2017				March 31, 2017
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)
Foreign exchange	$8	$8	$12	$6	$7	$7	$9	$5	$23	$12	$23	$5
Interest rate	33	23	33	18	22	21	28	14	28	17	28	11
Credit	28	27	31	23	29	27	33	21	26	26	29	22
Equity	16	19	28	14	19	19	24	14	24	19	30	14
Commodity	10	6	12	3	5	4	6	3	6	4	7	3
Portfolio diversification	(57)	(49)	—	—	(49)	(48)	—	—	(58)	(45)	—	—
Total covered positions trading portfolio	38	34	43	25	33	30	38	23	49	33	49	25
Impact from less liquid exposures	4	6	—	—	5	6	—	—	10	5	—	—
Total market-based trading portfolio	42	40	51	29	38	36	47	26	59	38	59	28
Fair value option loans	12	10	12	8	9	9	11	7	11	12	14	11
Fair value option hedges	9	8	10	6	7	7	11	5	6	6	7	5
Fair value option portfolio diversification	(11)	(9)	—	—	(7)	(8)	—	—	(7)	(8)	—	—
Total fair value option portfolio	10	9	10	7	9	8	11	6	10	10	11	9
Portfolio diversification	(3)	(4)	—	—	(4)	(3)	—	—	(6)	(4)	—	—
Total market-based portfolio	$49	$45	57	33	$43	$41	$53	$30	$63	$44	63	32

(1)
The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore the impact from less liquid exposures and the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, is not relevant.

The graph below presents the daily total market-based trading portfolio VaR for the previous five quarters, corresponding to the data in Table 45.
Additional VaR statistics produced within our single VaR model are provided in Table 46 at the same level of detail as in Table 45. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 46 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for the three months ended March 31, 2018, December 31, 2017 and March 31, 2017.

Bank of America 44

Table 46	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	Three Months Ended
	March 31, 2018		December 31, 2017		March 31, 2017
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$8	$5	$7	$4	$12	$8
Interest rate	23	15	21	14	17	11
Credit	27	16	27	15	26	14
Equity	19	10	19	10	19	10
Commodity	6	3	4	2	4	3
Portfolio diversification	(49)	(30)	(48)	(30)	(45)	(28)
Total covered positions trading portfolio	34	19	30	15	33	18
Impact from less liquid exposures	6	2	6	2	5	3
Total market-based trading portfolio	40	21	36	17	38	21
Fair value option loans	10	5	9	6	12	7
Fair value option hedges	8	6	7	5	6	4
Fair value option portfolio diversification	(9)	(6)	(8)	(6)	(8)	(5)
Total fair value option portfolio	9	5	8	5	10	6
Portfolio diversification	(4)	(3)	(3)	(3)	(4)	(4)
Total market-based portfolio	$45	$23	$41	$19	$44	$23
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. A backtesting excess occurs when a trading loss exceeds the VaR for the corresponding day. These excesses are evaluated to understand the positions and market moves that produced the trading loss and to ensure that the VaR methodology accurately represents those losses. For more information on our backtesting process, see Trading Risk Management – Backtesting in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
During the three months ended March 31, 2018, there were no days in which there was a backtesting excess for our total market-based portfolio VaR, utilizing a one-day holding period.
Total Trading-related Revenue
Total trading-related revenue, excluding brokerage fees, and CVA, DVA and funding valuation adjustment gains (losses), represents the total amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. Trading account assets and liabilities are reported at fair value. For more information on fair value, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K. Trading-related revenue can be volatile and is largely driven by general market conditions and customer demand. Also, trading-related revenue is dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. Significant daily revenue by business is monitored and the primary drivers of these are reviewed.
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended March 31, 2018 compared to the three months ended December 31, 2017. During the three months ended March 31, 2018, positive trading-related revenue was recorded for 100 percent of the trading days, of which 88 percent were daily trading gains of over $25 million. This compares to the three months ended December 31, 2017 where positive trading-related revenue was recorded for 100 percent of the trading days, of which 63 percent were daily trading gains of over $25 million.

Histogram of Daily Trading-related Revenue
40
30
20
10
0
Number of Days
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Three Months Ended Dec 31, 2017
Three Months Ended Mar 31, 2018

Trading Portfolio Stress Testing
Because the very nature of a VaR model suggests results can exceed our estimates and it is dependent on a limited historical window, we also stress test our portfolio using scenario analysis. This analysis estimates the change in the value of our trading portfolio that may result from abnormal market movements. For additional information, see Trading Risk Management – Trading Portfolio Stress Testing in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
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

45 Bank of America

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
Table 47 presents the spot and 12-month forward rates used in our baseline forecasts at March 31, 2018 and December 31, 2017.

Table 47	Forward Rates

	March 31, 2018
	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	1.75%	2.31%	2.78%
12-month forward rates	2.25	2.57	2.83

	December 31, 2017
Spot rates	1.50%	1.69%	2.40%
12-month forward rates	2.00	2.14	2.48
Table 48 shows the pretax impact to forecasted net interest income over the next 12 months from March 31, 2018 and December 31, 2017, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment.
In the three months ended March 31, 2018, the asset sensitivity of our balance sheet to rising rates was largely unchanged. We continue to be asset sensitive to a parallel move in interest rates with the majority of that impact coming from the short end of the yield curve. Additionally, higher interest rates impact the fair value of debt securities and, accordingly, for debt securities classified as available for sale (AFS), may adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital is reduced over time by offsetting positive impacts to net interest income. For more information on Basel 3, see Capital Management – Regulatory Capital on page 18.

Table 48			Estimated Banking Book Net Interest Income Sensitivity

	Short Rate (bps)	Long Rate (bps)
(Dollars in millions)			March 31 2018	December 31 2017
Curve Change
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$2,964	$3,317
-100 bps instantaneous shift	-100	-100	(3,717)	(5,183)
Flatteners
Short-end instantaneous change	+100	—	2,188	2,182
Long-end instantaneous change	—	-100	(1,641)	(2,765)
Steepeners
Short-end instantaneous change	-100	—	(2,057)	(2,394)
Long-end instantaneous change	—	+100	785	1,135
The sensitivity analysis in Table 48 assumes that we take no action in response to these rate shocks and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates. As part of our ALM activities, we use securities, certain residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.
The behavior of our deposit portfolio in the baseline forecast and in alternate interest rate scenarios is a key assumption in our projected estimates of net interest income. The sensitivity analysis in Table 48 assumes no change in deposit portfolio size or mix from the baseline forecast in alternate rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher-yielding deposits or market-based funding would reduce our benefit in those scenarios.
Interest Rate and Foreign Exchange Derivative Contracts
Interest rate and foreign exchange derivative contracts are utilized in our ALM activities and serve as an efficient tool to manage our interest rate and foreign exchange risk. We use derivatives to hedge the variability in cash flows or changes in fair value on our balance sheet due to interest rate and foreign exchange components. For more information on our hedging activities, see Note 3 – Derivatives to the Consolidated Financial Statements. For more information on interest rate contracts and risk management, see Interest Rate Risk Management for the Banking Book in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.

Bank of America 46

Table 49 presents derivatives utilized in our ALM activities and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and average estimated durations of our open ALM derivatives at March 31, 2018 and December 31, 2017. These amounts do not include derivative hedges on our MSRs.

Table 49	Asset and Liability Management Interest Rate and Foreign Exchange Contracts

		March 31, 2018
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$(1,096)								5.23
Notional amount		$190,804	$17,211	$27,176	$16,347	$9,548	$19,120	$101,402
Weighted-average fixed-rate		2.47%	3.79%	1.87%	1.88%	2.81%	2.10%	2.55%
Pay-fixed interest rate swaps (1)	827								5.27
Notional amount		$45,565	$11,247	$1,210	$4,344	$1,616	$—	$27,148
Weighted-average fixed-rate		2.14%	1.70%	2.07%	2.16%	2.22%	—%	2.32%
Same-currency basis swaps (2)	(20)
Notional amount		$41,342	$6,290	$6,792	$8,576	$2,812	$955	$15,917
Foreign exchange basis swaps (1, 3, 4)	(1,329)
Notional amount		112,409	22,898	12,449	17,550	9,527	7,169	42,816
Option products (5)	3
Notional amount (6)		1,249	1,232	—	—	—	—	17
Foreign exchange contracts (1, 4, 7)	1,186
Notional amount (6)		(5,905)	(23,224)	2,296	(20)	2,546	2,934	9,563
Net ALM contracts	$(429)

		December 31, 2017
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2018	2019	2020	2021	2022	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$2,330								5.38
Notional amount		$176,390	$21,850	$27,176	$16,347	$6,498	$19,120	$85,399
Weighted-average fixed-rate		2.42%	3.20%	1.87%	1.88%	2.99%	2.10%	2.52%
Pay-fixed interest rate swaps (1)	(37)								5.63
Notional amount		$45,873	$11,555	$1,210	$4,344	$1,616	$—	$27,148
Weighted-average fixed-rate		2.15%	1.73%	2.07%	2.16%	2.22%	—%	2.32%
Same-currency basis swaps (2)	(17)
Notional amount		$38,622	$11,028	$6,789	$1,180	$2,807	$955	$15,863
Foreign exchange basis swaps (1, 3, 4)	(1,616)
Notional amount		107,263	24,886	11,922	13,367	9,301	6,860	40,927
Option products (5)	13
Notional amount (6)		1,218	1,201	—	—	—	—	17
Foreign exchange contracts (1, 4, 7)	1,424
Notional amount (6)		(11,783)	(28,689)	2,231	(24)	2,471	2,919	9,309
Net ALM contracts	$2,097

(1)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities, which are hedged using derivatives designated as fair value hedging instruments, that substantially offset the fair values of these derivatives.

(2)
At March 31, 2018 and December 31, 2017, the notional amount of same-currency basis swaps included $41.3 billion and $38.6 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(3)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(4)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(5)	The notional amount of option products of $1.2 billion at both March 31, 2018 and December 31, 2017 was substantially all in foreign exchange options.

(6)	Reflects the net of long and short positions. Amounts shown as negative reflect a net short position.

(7)
The notional amount of foreign exchange contracts of $(5.9) billion at March 31, 2018 was comprised of $30.0 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(30.8) billion in net foreign currency forward rate contracts, $(6.4) billion in foreign currency-denominated pay-fixed swaps and $1.3 billion in net foreign currency futures contracts. Foreign exchange contracts of $(11.8) billion at December 31, 2017 were comprised of $29.1 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(35.6) billion in net foreign currency forward rate contracts, $(6.2) billion in foreign currency-denominated pay-fixed swaps and $940 million in foreign currency futures contracts.

47 Bank of America

We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated cash flow hedge derivative instruments recorded in accumulated OCI were $1.6 billion and $1.3 billion, on a pretax basis, at March 31, 2018 and December 31, 2017. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at March 31, 2018, the pretax net losses are expected to be reclassified into earnings as follows: $354 million, or 21 percent, within the next year, 58 percent in years two through five, and 13 percent in years six through 10, with the remaining eight percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 3 – Derivatives to the Consolidated Financial Statements.
We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps and foreign exchange options. We recorded net after-tax losses on derivatives in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at March 31, 2018.
Mortgage Banking Risk Management
We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be held for investment or held for sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.

Interest rate risk and market risk can be substantial in the mortgage business. Changes in interest rates and other market factors impact the volume of mortgage originations. Changes in interest rates also impact the value of interest rate lock commitments (IRLCs) and the related residential first mortgage LHFS between the date of the IRLC and the date the loans are sold to the secondary market. An increase in mortgage interest rates typically leads to a decrease in the value of these instruments. Conversely, the value of the MSRs will increase driven by lower prepayment expectations when there is an increase in interest rates. Because the interest rate risks of these two hedged items offset, we combine them into one overall hedged item with one combined economic hedge portfolio consisting of derivative contracts and securities.
For the three months ended March 31, 2018 and 2017, we recorded gains of $69 million and $25 million related to the change in fair value of the MSRs, IRLCs and LHFS, net of gains and losses on the hedge portfolio. For more information on MSRs, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.
Complex Accounting Estimates
Our significant accounting principles are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments. For additional information, see Complex Accounting Estimates in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
Non-GAAP Reconciliations
Tables 50 and 51 provide reconciliations of certain non-GAAP financial measures to GAAP financial measures.

Table 50	Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures

	Three Months Ended March 31
	2018			2017
(Dollars in millions)	As Reported	Fully taxable-equivalent adjustment	Fully taxable-equivalent basis	As Reported	Fully taxable-equivalent adjustment	Fully taxable-equivalent basis
Net interest income	$11,608	$150	$11,758	$11,058	$197	$11,255
Total revenue, net of interest expense	23,125	150	23,275	22,248	197	22,445
Income tax expense	1,476	150	1,626	1,983	197	2,180

Bank of America 48

Table 51	Period-end and Average Supplemental Financial Data and Reconciliations to GAAP Financial Measures

	Period-end		Average
	March 31 2018	December 31 2017	Three Months Ended March 31
(Dollars in millions)			2018	2017
Common shareholders’ equity	$241,552	$244,823	$242,713	$242,480
Goodwill	(68,951)	(68,951)	(68,951)	(69,744)
Intangible assets (excluding MSRs)	(2,177)	(2,312)	(2,261)	(2,923)
Related deferred tax liabilities	920	943	939	1,539
Tangible common shareholders’ equity	$171,344	$174,503	$172,440	$171,352

Shareholders’ equity	$266,224	$267,146	$265,480	$267,700
Goodwill	(68,951)	(68,951)	(68,951)	(69,744)
Intangible assets (excluding MSRs)	(2,177)	(2,312)	(2,261)	(2,923)
Related deferred tax liabilities	920	943	939	1,539
Tangible shareholders’ equity	$196,016	$196,826	$195,207	$196,572

Total assets	$2,328,478	$2,281,234
Goodwill	(68,951)	(68,951)
Intangible assets (excluding MSRs)	(2,177)	(2,312)
Related deferred tax liabilities	920	943
Tangible assets	$2,258,270	$2,210,914
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Market Risk Management on page 43 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Corporation’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

49 Bank of America

Part I. Financial Information
Item 1. Financial Statements
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income
	Three Months Ended March 31
(In millions, except per share information)	2018	2017
Interest income
Loans and leases	$9,623	$8,754
Debt securities	2,804	2,541
Federal funds sold and securities borrowed or purchased under agreements to resell	622	439
Trading account assets	1,136	1,076
Other interest income	1,414	900
Total interest income	15,599	13,710

Interest expense
Deposits	760	282
Short-term borrowings	1,135	647
Trading account liabilities	357	264
Long-term debt	1,739	1,459
Total interest expense	3,991	2,652
Net interest income	11,608	11,058

Noninterest income
Card income	1,457	1,449
Service charges	1,921	1,918
Investment and brokerage services	3,664	3,417
Investment banking income	1,353	1,584
Trading account profits	2,699	2,331
Other income	423	491
Total noninterest income	11,517	11,190
Total revenue, net of interest expense	23,125	22,248

Provision for credit losses	834	835

Noninterest expense
Personnel	8,480	8,475
Occupancy	1,014	1,000
Equipment	442	438
Marketing	345	332
Professional fees	381	456
Data processing	810	794
Telecommunications	183	191
Other general operating	2,242	2,407
Total noninterest expense	13,897	14,093
Income before income taxes	8,394	7,320
Income tax expense	1,476	1,983
Net income	$6,918	$5,337
Preferred stock dividends	428	502
Net income applicable to common shareholders	$6,490	$4,835

Per common share information
Earnings	$0.63	$0.48
Diluted earnings	0.62	0.45
Dividends paid	0.12	0.075
Average common shares issued and outstanding	10,322.4	10,099.6
Average diluted common shares issued and outstanding	10,472.7	10,919.7
See accompanying Notes to Consolidated Financial Statements.

Bank of America 50

Bank of America Corporation and Subsidiaries

Consolidated Statement of Comprehensive Income

	Three Months Ended March 31
(Dollars in millions)	2018	2017
Net income	$6,918	$5,337
Other comprehensive income (loss), net-of-tax:
Net change in debt and equity securities	(3,963)	(99)
Net change in debit valuation adjustments	273	9
Net change in derivatives	(275)	38
Employee benefit plan adjustments	30	27
Net change in foreign currency translation adjustments	(48)	(3)
Other comprehensive income (loss)	(3,983)	(28)
Comprehensive income	$2,935	$5,309

See accompanying Notes to Consolidated Financial Statements.

51 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

(Dollars in millions)	March 31 2018	December 31 2017
Assets
Cash and due from banks	$26,247	$29,480
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	177,994	127,954
Cash and cash equivalents	204,241	157,434
Time deposits placed and other short-term investments	8,069	11,153
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $68,556 and $52,906 measured at fair value)	244,630	212,747
Trading account assets (includes $107,906 and $106,274 pledged as collateral)	198,477	209,358
Derivative assets	47,869	37,762
Debt securities:
Carried at fair value	303,298	315,117
Held-to-maturity, at cost (fair value – $119,132 and $123,299)	123,539	125,013
Total debt securities	426,837	440,130
Loans and leases (includes $5,989 and $5,710 measured at fair value)	934,078	936,749
Allowance for loan and lease losses	(10,260)	(10,393)
Loans and leases, net of allowance	923,818	926,356
Premises and equipment, net	9,399	9,247
Goodwill	68,951	68,951
Loans held-for-sale (includes $3,091 and $2,156 measured at fair value)	9,227	11,430
Customer and other receivables	58,127	61,623
Other assets (includes $20,575 and $22,581 measured at fair value)	128,833	135,043
Total assets	$2,328,478	$2,281,234

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$6,065	$6,521
Loans and leases	46,590	48,929
Allowance for loan and lease losses	(984)	(1,016)
Loans and leases, net of allowance	45,606	47,913
Loans held-for-sale	13	27
All other assets	399	1,694
Total assets of consolidated variable interest entities	$52,083	$56,155
See accompanying Notes to Consolidated Financial Statements.

Bank of America 52

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet (continued)

(Dollars in millions)	March 31 2018	December 31 2017
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$434,709	$430,650
Interest-bearing (includes $435 and $449 measured at fair value)	811,212	796,576
Deposits in non-U.S. offices:
Noninterest-bearing	13,768	14,024
Interest-bearing	68,975	68,295
Total deposits	1,328,664	1,309,545
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $35,116 and $36,182 measured at fair value)	178,528	176,865
Trading account liabilities	100,218	81,187
Derivative liabilities	33,900	34,300
Short-term borrowings (includes $2,284 and $1,494 measured at fair value)	38,073	32,666
Accrued expenses and other liabilities (includes $20,176 and $22,840 measured at fair value and $782 and $777 of reserve for unfunded lending commitments)	150,615	152,123
Long-term debt (includes $30,062 and $31,786 measured at fair value)	232,256	227,402
Total liabilities	2,062,254	2,014,088
Commitments and contingencies (Note 7 – Securitizations and Other Variable Interest Entities and Note 10 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,931,683 and 3,837,683 shares	24,672	22,323
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 10,175,910,851 and 10,287,302,431 shares	133,532	138,089
Retained earnings	120,298	113,816
Accumulated other comprehensive income (loss)	(12,278)	(7,082)
Total shareholders’ equity	266,224	267,146
Total liabilities and shareholders’ equity	$2,328,478	$2,281,234

Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings	$286	$312
Long-term debt (includes $10,050 and $9,872 of non-recourse debt)	10,051	9,873
All other liabilities (includes $35 and $34 of non-recourse liabilities)	38	37
Total liabilities of consolidated variable interest entities	$10,375	$10,222
See accompanying Notes to Consolidated Financial Statements.

53 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, December 31, 2016	$25,220	10,052.6	$147,038	$101,225	$(7,288)	$266,195
Net income				5,337		5,337
Net change in debt and equity securities					(99)	(99)
Net change in debit valuation adjustments					9	9
Net change in derivatives					38	38
Employee benefit plan adjustments					27	27
Net change in foreign currency translation adjustments					(3)	(3)
Dividends declared:
Common				(756)		(756)
Preferred				(502)		(502)
Common stock issued under employee plans, net		36.0	472			472
Common stock repurchased		(114.4)	(2,728)			(2,728)
Balance, March 31, 2017	$25,220	9,974.2	$144,782	$105,304	$(7,316)	$267,990

Balance, December 31, 2017	$22,323	10,287.3	$138,089	$113,816	$(7,082)	$267,146
Cumulative adjustment for adoption of new hedge accounting standard				(32)	57	25
Adoption of accounting standard related to certain tax effects stranded in accumulated other comprehensive income (loss)				1,270	(1,270)	—
Net income				6,918		6,918
Net change in debt and equity securities					(3,963)	(3,963)
Net change in debit valuation adjustments					273	273
Net change in derivatives					(275)	(275)
Employee benefit plan adjustments					30	30
Net change in foreign currency translation adjustments					(48)	(48)
Dividends declared:
Common				(1,237)		(1,237)
Preferred				(428)		(428)
Issuance of preferred stock	2,349					2,349
Common stock issued under employee plans, net and other		41.2	301	(9)		292
Common stock repurchased		(152.6)	(4,858)			(4,858)
Balance, March 31, 2018	$24,672	10,175.9	$133,532	$120,298	$(12,278)	$266,224

See accompanying Notes to Consolidated Financial Statements.

Bank of America 54

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Three Months Ended March 31
(Dollars in millions)	2018	2017
Operating activities
Net income	$6,918	$5,337
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	834	835
Gains on sales of debt securities	(2)	(52)
Depreciation and premises improvements amortization	376	372
Amortization of intangibles	135	162
Net amortization of premium/discount on debt securities	475	544
Deferred income taxes	804	1,382
Stock-based compensation	415	306
Loans held-for-sale:
Originations and purchases	(5,745)	(13,309)
Proceeds from sales and paydowns of loans originally classified as held for sale and instruments from related securitization activities	9,876	7,755
Net change in:
Trading and derivative instruments	15,807	(16,723)
Other assets	11,233	3,532
Accrued expenses and other liabilities	(814)	(4,518)
Other operating activities, net	42	1,388
Net cash provided by (used in) operating activities	40,354	(12,989)
Investing activities
Net change in:
Time deposits placed and other short-term investments	3,084	(2,106)
Federal funds sold and securities borrowed or purchased under agreements to resell	(31,883)	(12,509)
Debt securities carried at fair value:
Proceeds from sales	683	22,087
Proceeds from paydowns and maturities	19,052	24,015
Purchases	(14,176)	(44,198)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	3,764	3,874
Purchases	(2,453)	(3,033)
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	2,684	2,590
Purchases	(1,609)	(1,648)
Other changes in loans and leases, net	(1,190)	(1,811)
Other investing activities, net	(805)	(1,202)
Net cash used in investing activities	(22,849)	(13,941)
Financing activities
Net change in:
Deposits	19,119	11,207
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,626	15,807
Short-term borrowings	5,407	20,131
Long-term debt:
Proceeds from issuance	20,934	17,378
Retirement	(13,577)	(13,552)
Proceeds from issuance of preferred stock	2,349	—
Common stock repurchased	(4,858)	(2,728)
Cash dividends paid	(1,674)	(1,255)
Other financing activities, net	(724)	(584)
Net cash provided by financing activities	28,602	46,404
Effect of exchange rate changes on cash and cash equivalents	700	813
Net increase in cash and cash equivalents	46,807	20,287
Cash and cash equivalents at January 1	157,434	147,738
Cash and cash equivalents at March 31	$204,241	$168,025
See accompanying Notes to Consolidated Financial Statements.

55 Bank of America

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
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
The nature of the Corporation’s business is such that the results of any interim period are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period results, have been made. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC). Certain prior-period amounts have been reclassified to conform to current period presentation.
Change in Tax Law
On December 22, 2017, the President signed into law the Tax Cuts and Jobs Act (the Tax Act) which made significant changes to federal income tax law including, among other things, reducing the statutory corporate income tax rate to 21 percent from 35 percent and changing the taxation of the Corporation’s non-U.S. business activities. On the same date, the SEC issued Staff Accounting Bulletin No. 118 which specifies, among other things, that reasonable estimates of the income tax effects of the Tax Act should be used, if determinable. The Corporation has accounted for the effects of the Tax Act using reasonable estimates based on currently available information and its interpretations thereof. This accounting may change due to, among other things, changes in interpretations the Corporation has made and the issuance of new tax or accounting guidance.
Accounting Standards Adopted on January 1, 2018
Effective January 1, 2018, the Corporation adopted the following new accounting standards on a prospective basis. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

●
Revenue Recognition – The new accounting standard addresses the recognition of revenue from contracts with customers. For additional information, see Revenue Recognition Accounting Policies in this Note, Note 2 – Noninterest Income and Note 17 – Business Segment Information.

●	Hedge Accounting – The new accounting standard simplifies and expands the ability to apply hedge accounting to certain risk management activities. For additional information, see Note 3 – Derivatives.

●
Recognition and Measurement of Financial Assets and Liabilities – The new accounting standard relates to the recognition and measurement of financial instruments, including equity investments. For additional information, see Note 4 – Securities and Note 16 – Fair Value of Financial Instruments.

●
Tax Effects in Accumulated Other Comprehensive Income – The new accounting standard addresses certain tax effects stranded in accumulated other comprehensive income (OCI) related to the Tax Act. For additional information, see Note 12 – Accumulated Other Comprehensive Income (Loss).

Effective January 1, 2018, the Corporation adopted the following new accounting standards on a retrospective basis, resulting in restatement of all prior periods presented in the Consolidated Statement of Income and the Consolidated Statement of Cash Flows. The changes in presentation are not material to the individual line items affected.

●
Presentation of Pension Costs – The new accounting standard requires separate presentation of the service cost component of pension expense from all other components of net pension benefit/cost in the Consolidated Statement of Income. As a result, the service cost component continues to be presented in personnel expense while other components of net pension benefit/cost (e.g., interest cost, actual return on plan assets, amortization of prior service cost) are now presented in other general operating expense.

●
Classification of Cash Flows and Restricted Cash – The new accounting standards address the classification of certain cash receipts and cash payments in the statement of cash flows as well as the presentation and disclosure of restricted cash. For more information on restricted cash, see Note 9 – Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash.

Bank of America 56

Accounting Standards Issued and Not Yet Adopted
Lease Accounting
The Financial Accounting Standards Board (FASB) issued a new accounting standard effective on January 1, 2019 that requires substantially all leases to be recorded as assets and liabilities on the balance sheet. On January 5, 2018, the FASB issued an exposure draft proposing an amendment to the standard that, if approved, would permit companies the option to apply the provisions of the new lease standard either prospectively as of the effective date, without adjusting comparative periods presented, or using a modified retrospective transition applicable to all prior periods presented. The Corporation is in the process of reviewing its existing lease portfolios, including certain service contracts for embedded leases, to evaluate the impact of the standard on the consolidated financial statements, as well as the impact to regulatory capital and risk-weighted assets. The effect of the adoption will depend on the lease portfolio at the time of transition and the transition options ultimately available; however, the Corporation does not expect the new accounting standard to have a material impact on its consolidated financial position, results of operations or disclosures in the Notes to the Consolidated Financial Statements.
Accounting for Financial Instruments -- Credit Losses
The FASB issued a new accounting standard effective on January 1, 2020, with early adoption permitted on January 1, 2019, that will replace the existing measurement of the allowance for credit losses with management’s best estimate of probable credit losses inherent in the Corporation’s lending activities. The new standard will reflect management’s best estimate of all expected credit losses for substantially all of the Corporation’s financial assets that are recognized at amortized cost. The standard also requires expanded credit quality disclosures. The Corporation is in the process of identifying and implementing required changes to credit loss estimation models and processes and evaluating the impact of this new accounting standard, which at the date of adoption may increase the allowance for credit losses with a resulting negative adjustment to retained earnings. The change will be dependent on the characteristics of the Corporation’s portfolio at adoption date as well as the macroeconomic conditions and forecast as of that date. While a final decision has not been made, the Corporation does not expect to early adopt the standard.
Revenue Recognition Accounting Policies
The following summarizes the Corporation’s revenue recognition accounting policies for certain noninterest income activities.
Card Income
Card income includes annual, late and over-limit fees as well as fees earned from interchange, cash advances and other miscellaneous transactions and is presented net of direct costs. Interchange fees are recognized upon settlement of the credit and debit card payment transactions and are generally determined on a percentage basis for credit cards and fixed rates for debit cards based on the corresponding payment network’s rates. Substantially all card fees are recognized at the transaction date, except for certain time-based fees such as annual fees, which are recognized over 12 months. Fees charged to cardholders that are estimated to be uncollectible are reserved in the allowance for loan and lease losses. Rewards paid to cardholders are related to points earned by the cardholder that can be redeemed for a broad range of rewards including cash, travel and gift cards. Based on past redemption behavior, card product type, account transaction activity and other historical card performance, the Corporation estimates a liability based on the amount of earned reward points that are expected to be redeemed. The Corporation also makes payments to credit card partners. The payments are based on revenue-sharing agreements that are generally driven by cardholder transactions and partner sales volumes.
Service Charges
Service charges include deposit and lending-related fees. Deposit-related fees consist of fees earned on consumer and commercial deposit activities and are generally recognized when the transactions occur or as the service is performed. Consumer fees are earned on consumer deposit accounts for account maintenance and various transaction-based services, such as ATM transactions, wire transfer activities, check and money order processing and insufficient funds/overdraft transactions. Commercial deposit-related fees are from the Corporation’s Global Transaction Services business and consist of commercial deposit and treasury management services, including account maintenance and other services, such as payroll, sweep account and other cash management services. Lending-related fees generally represent transactional fees earned from certain loan commitments, financial guarantees and standby letters of credit (SBLCs).
Investment and Brokerage Services
Investment and brokerage services consist of asset management and brokerage fees. Asset management fees are earned from the management of client assets under advisory agreements or the full discretion of the Corporation’s financial advisors (collectively referred to as assets under management (AUM)). Asset management fees are earned as a percentage of the client’s AUM and generally range from 50 basis points (bps) to 150 bps of the AUM. In cases where a third party is used to obtain a client’s investment allocation, the fee remitted to the third party is recorded net and is not reflected in the transaction price, as the Corporation is an agent for those services.
Brokerage fees include income earned from transaction-based services that are performed as part of investment management services and are based on a fixed price per unit or as a percentage of the total transaction amount. Brokerage fees also include distribution fees and sales commissions that are primarily in the Global Wealth & Investment Management (GWIM) segment and are earned over time. In addition, primarily in the Global Markets segment, brokerage fees are earned when the Corporation fills customer orders to buy or sell various financial products or when it acknowledges, affirms, settles and clears transactions and/or submits trade information to the appropriate clearing broker. Certain customers pay brokerage, clearing and/or exchange fees imposed by relevant regulatory bodies or exchanges in order to execute or clear trades. These fees are recorded net and are not reflected in the transaction price, as the Corporation is an agent for those services.

57 Bank of America

Investment Banking Income
Investment banking income includes underwriting income and financial advisory services income. Underwriting consists of fees earned for the placement of a customer’s debt or equity securities. The revenue is generally earned based on a percentage of the fixed number of shares or principal placed. Once the number of shares or notes is determined and the service is completed, the underwriting fees are recognized. The Corporation incurs certain out-of-pocket expenses, such as legal costs, in performing these services. These expenses are recovered through the revenue the Corporation earns from the customer and are included in operating expenses. Syndication fees represent fees earned as the agent or lead lender responsible for structuring, arranging and administering a loan syndication.
Financial advisory services consist of fees earned for assisting customers with transactions related to mergers and acquisitions and financial restructurings. Revenue varies depending on the size and number of services performed for each contract and is generally contingent on successful execution of the transaction. Revenue is typically recognized once the transaction is completed and all services have been rendered. Additionally, the Corporation may earn a fixed fee in merger and acquisition transactions to provide a fairness opinion, with the fees recognized when the opinion is delivered to the customer.
Other Revenue Measurement and Recognition Policies
The Corporation did not disclose the value of any open performance obligations at March 31, 2018, as its contracts with customers generally have a fixed term that is less than one year, an open term with a cancellation period that is less than one year, or provisions that allow the Corporation to recognize revenue at the amount it has the right to invoice.
NOTE 2 Noninterest Income
The table below presents the Corporation’s noninterest income disaggregated by revenue source for the three months ended March 31, 2018 and 2017. For more information, see Note 1 – Summary of Significant Accounting Principles. For a disaggregation of noninterest income by business segment and All Other, see Note 17 – Business Segment Information.

	Three Months Ended March 31
(Dollars in millions)	2018	2017
Card income
Interchange fees (1)	$971	$958
Other card income	486	491
Total card income	1,457	1,449
Service charges
Deposit-related fees	1,646	1,653
Lending-related fees	275	265
Total service charges	1,921	1,918
Investment and brokerage services
Asset management fees	2,564	2,200
Brokerage fees	1,100	1,217
Total investment and brokerage services	3,664	3,417
Investment banking income
Underwriting income	740	779
Syndication fees	316	400
Financial advisory services	297	405
Total investment banking income	1,353	1,584
Trading account profits	2,699	2,331
Other income	423	491
Total noninterest income	$11,517	$11,190

(1)
Gross interchange fees were $2.2 billion and $2.0 billion for the three months ended March 31, 2018 and 2017, and are presented net of $1.3 billion and $1.1 billion of expenses for rewards and partner payments.

Bank of America 58

NOTE 3 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting

Principles to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at March 31, 2018 and December 31, 2017. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		March 31, 2018
		Gross Derivative Assets				Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total		Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$17,401.6	$166.4	$2.2	$168.6		$160.8	$3.5	$164.3
Futures and forwards	6,470.8	1.6	—	1.6		1.6	—	1.6
Written options	1,274.0	—	—	—		33.7	—	33.7
Purchased options	1,258.0	35.4	—	35.4		—	—	—
Foreign exchange contracts
Swaps	2,044.4	35.8	2.0	37.8		37.3	2.5	39.8
Spot, futures and forwards	4,734.3	43.4	0.8	44.2		40.5	0.7	41.2
Written options	363.3	—	—	—		5.1	—	5.1
Purchased options	323.2	4.9	—	4.9		—	—	—
Equity contracts
Swaps	271.1	5.7	—	5.7		5.8	—	5.8
Futures and forwards	102.4	0.9	—	0.9		0.7	—	0.7
Written options	521.5	—	—	—		25.5	—	25.5
Purchased options	491.0	38.3	—	38.3		—	—	—
Commodity contracts
Swaps	49.4	1.9	—	1.9		4.6	—	4.6
Futures and forwards	52.8	3.6	—	3.6		0.7	—	0.7
Written options	23.1	—	—	—		1.5	—	1.5
Purchased options	24.3	1.6	—	1.6		—	—	—
Credit derivatives (2)
Purchased credit derivatives:
Credit default swaps	484.1	3.9	—	3.9		11.4	—	11.4
Total return swaps/options	67.6	0.2	—	0.2		1.3	—	1.3
Written credit derivatives:
Credit default swaps	457.4	11.0	—	11.0		3.4	—	3.4
Total return swaps/options	65.2	0.8	—	0.8		0.3	—	0.3
Gross derivative assets/liabilities		$355.4	$5.0	$360.4		$334.2	$6.7	$340.9
Less: Legally enforceable master netting agreements				(276.0)	—			(276.0)
Less: Cash collateral received/paid				(36.5)				(31.0)
Total derivative assets/liabilities				$47.9				$33.9

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

(2)
The net derivative asset and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $6.7 billion and $456.5 billion at March 31, 2018.

59 Bank of America

		December 31, 2017
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$15,416.4	$175.1	$2.9	$178.0	$172.5	$1.7	$174.2
Futures and forwards	4,332.4	0.5	—	0.5	0.5	—	0.5
Written options	1,170.5	—	—	—	35.5	—	35.5
Purchased options	1,184.5	37.6	—	37.6	—	—	—
Foreign exchange contracts
Swaps	2,011.1	35.6	2.2	37.8	36.1	2.7	38.8
Spot, futures and forwards	3,543.3	39.1	0.7	39.8	39.1	0.8	39.9
Written options	291.8	—	—	—	5.1	—	5.1
Purchased options	271.9	4.6	—	4.6	—	—	—
Equity contracts
Swaps	265.6	4.8	—	4.8	4.4	—	4.4
Futures and forwards	106.9	1.5	—	1.5	0.9	—	0.9
Written options	480.8	—	—	—	23.9	—	23.9
Purchased options	428.2	24.7	—	24.7	—	—	—
Commodity contracts
Swaps	46.1	1.8	—	1.8	4.6	—	4.6
Futures and forwards	47.1	3.5	—	3.5	0.6	—	0.6
Written options	21.7	—	—	—	1.4	—	1.4
Purchased options	22.9	1.4	—	1.4	—	—	—
Credit derivatives (2)
Purchased credit derivatives:
Credit default swaps	470.9	4.1	—	4.1	11.1	—	11.1
Total return swaps/options	54.1	0.1	—	0.1	1.3	—	1.3
Written credit derivatives:
Credit default swaps	448.2	10.6	—	10.6	3.6	—	3.6
Total return swaps/options	55.2	0.8	—	0.8	0.2	—	0.2
Gross derivative assets/liabilities		$345.8	$5.8	$351.6	$340.8	$5.2	$346.0
Less: Legally enforceable master netting agreements				(279.2)			(279.2)
Less: Cash collateral received/paid				(34.6)			(32.5)
Total derivative assets/liabilities				$37.8			$34.3

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance

Sheet at March 31, 2018 and December 31, 2017 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 9 – Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash.

Bank of America 60

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	March 31, 2018		December 31, 2017
Interest rate contracts
Over-the-counter	$200.0	$194.2	$211.7	$206.0
Over-the-counter cleared	3.4	2.9	1.9	1.8
Foreign exchange contracts
Over-the-counter	83.5	83.3	78.7	80.8
Over-the-counter cleared	0.5	0.5	0.9	0.7
Equity contracts
Over-the-counter	28.5	16.3	18.3	16.2
Exchange-traded	11.7	11.3	9.1	8.5
Commodity contracts
Over-the-counter	3.2	4.2	2.9	4.4
Exchange-traded	0.8	0.8	0.7	0.8
Credit derivatives
Over-the-counter	8.7	9.3	9.1	9.6
Over-the-counter cleared	6.8	6.6	6.1	6.0
Total gross derivative assets/liabilities, before netting
Over-the-counter	323.9	307.3	320.7	317.0
Exchange-traded	12.5	12.1	9.8	9.3
Over-the-counter cleared	10.7	10.0	8.9	8.5
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(291.8)	(286.0)	(296.9)	(294.6)
Exchange-traded	(11.0)	(11.0)	(8.6)	(8.6)
Over-the-counter cleared	(9.7)	(10.0)	(8.3)	(8.5)
Derivative assets/liabilities, after netting	34.6	22.4	25.6	23.1
Other gross derivative assets/liabilities (2)	13.3	11.5	12.2	11.2
Total derivative assets/liabilities	47.9	33.9	37.8	34.3
Less: Financial instruments collateral (3)	(20.1)	(8.7)	(11.2)	(10.4)
Total net derivative assets/liabilities	$27.8	$25.2	$26.6	$23.9

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

ALM and Risk Management Derivatives
The Corporation’s asset and liability management (ALM) and risk management activities include the use of derivatives to mitigate risk to the Corporation including derivatives designated in qualifying hedge accounting relationships and derivatives used in other risk management activities. For additional information, see Note 2 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
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
Effective January 1, 2018, the Corporation early adopted the new hedge accounting standard on a prospective basis and, accordingly, prior-period hedge accounting disclosures were not conformed to the current-period presentation. For more information, see Note 1 – Summary of Significant Accounting Principles.

61 Bank of America

Fair Value Hedges
The table below summarizes information related to fair value hedges for the three months ended March 31, 2018 and 2017.

Gains and Losses on Derivatives Designated as Fair Value Hedges

	Three Months Ended March 31
	2018		2017
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item	Hedge Ineffectiveness
Interest rate risk on long-term debt (1)	$(2,305)	$2,236	$(750)	$566	$(184)
Interest rate and foreign currency risk on long-term debt (2, 3)	322	(346)	123	(133)	(10)
Interest rate risk on available-for-sale securities (4)	(31)	30	17	(37)	(20)
Total	$(2,014)	$1,920	$(610)	$396	$(214)

(1)	Amounts are recorded in interest expense in the Consolidated Statement of Income.

(2)
For the three months ended March 31, 2018, the derivative amount includes a gain of $433 million in other income and a loss of $64 million in interest expense. For the three months ended March 31, 2017, the derivative amount includes a gain of $280 million in other income and a loss of $157 million in interest expense. Line item totals are in the Consolidated Statement of Income.

(3)
For the three months ended March 31, 2018, the derivative amount includes a $47 million loss related to certain changes in the fair value of derivatives that were excluded from effectiveness testing and recognized in accumulated OCI. None of the excluded amounts have been reclassified into earnings.

(4)	Amounts are recorded in interest income in the Consolidated Statement of Income.
The table below summarizes the carrying value of hedged assets and liabilities that are designated and qualifying in fair value hedging relationships along with the cumulative amount of fair value hedging adjustments included in the carrying value that have been recorded in the current hedging relationships. These fair value hedging adjustments are open basis adjustments that are not subject to amortization as long as the hedging relationship remains designated.

Designated Fair Value Hedged Assets (Liabilities)

	March 31, 2018
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt	$(129,893)	$1,086
Available-for-sale securities (2)	961	(36)

(1)	For assets, increase (decrease) to carrying value and for liabilities, (increase) decrease to carrying value.

(2)	The amortized cost of available-for-sale securities in fair value hedging relationships was $959 million and is included in debt securities carried at fair value on the Consolidated Balance Sheet.
At March 31, 2018, the cumulative fair value adjustments remaining on long-term debt and available-for-sale (AFS) securities from discontinued hedging relationships were an increase of $1.1 billion and a decrease of $42 million, respectively, which are being amortized over the remaining contractual life of the de-designated hedged items.
Cash Flow and Net Investment Hedges
The table below summarizes certain information related to cash flow hedges and net investment hedges for the three months ended March 31, 2018 and 2017. Of the $1.2 billion after-tax net loss ($1.6 billion pretax) on derivatives in accumulated OCI at March 31, 2018, $269 million after-tax ($354 million pretax) is expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. For terminated cash flow hedges, the time period over which the majority of the forecasted transactions are hedged is approximately seven years, with a maximum length of time for certain forecasted transactions of 18 years.

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Three Months Ended March 31
	2018		2017
(Dollars in millions, amounts pretax)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI
Cash flow hedges
Interest rate risk on variable-rate assets (1)	$(428)	$(50)	$(37)	$(112)
Price risk on certain restricted stock awards (2)	4	27	28	42
Total	$(424)	$(23)	$(9)	$(70)
Net investment hedges
Foreign exchange risk (3)	$(244)	$(1)	$(389)	$(130)

(1)	Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.

(2)	Amounts reclassified from accumulated OCI are recorded in personnel expense in the Consolidated Statement of Income.

(3)
Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. For the three months ended March 31, 2018 and 2017, amounts excluded from effectiveness testing and recognized in other income were a gain of $4 million and a loss of $15 million.

Bank of America 62

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The gains and losses on these derivatives are recognized in other income. The table below presents gains (losses) on these derivatives for the three months ended March 31, 2018 and 2017. These gains (losses) are largely offset by the income or expense that is recorded on the hedged item.

Other Risk Management Derivatives

Gains (Losses)	Three Months Ended March 31
(Dollars in millions)	2018	2017
Interest rate risk on mortgage activities (1)	$(135)	$(24)
Credit risk on loans (2)	(3)	(2)
Interest rate and foreign currency risk on ALM activities (3)	(139)	(290)

(1)
Primarily related to hedges of interest rate risk on mortgage servicing rights (MSRs) and interest rate lock commitments (IRLCs) to originate mortgage loans that will be held for sale. The net gains on IRLCs, which are not included in the table but are considered derivative instruments, were $14 million and $56 million for the three months ended March 31, 2018 and 2017.

(2)	Primarily related to derivatives that are economic hedges of credit risk on loans.

(3)	Primarily related to hedges of debt securities carried at fair value and hedges of foreign currency-denominated debt.
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At March 31, 2018 and December 31, 2017, the Corporation had transferred $6.2 billion and $6.0 billion of non-U.S. government-guaranteed mortgage-backed securities (MBS) to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $6.2 billion and $6.0 billion at the transfer dates. At both March 31, 2018 and December 31, 2017, the fair value of the transferred securities was $6.1 billion. At March 31, 2018 and December 31, 2017, derivative assets of $48 million and $46 million and liabilities of $3 million for both periods were recorded and are included in credit derivatives in the derivative instruments table on page 59.
Sales and Trading Revenue
The Corporation enters into trading derivatives to facilitate client transactions and to manage risk exposures arising from trading account assets and liabilities. It is the Corporation’s policy to include these derivative instruments in its trading activities which include derivatives and non-derivative cash instruments. The resulting risk from these derivatives is managed on a portfolio basis as part of the Corporation’s Global Markets business segment. For more information on sales and trading revenue, see Note 2 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
The following table, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three months ended March 31, 2018 and 2017. The difference between total trading account profits in the following table and in the Consolidated Statement of Income represents trading activities in business segments other than Global Markets. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 17 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue

(Dollars in millions)	Trading Account Profits	Net Interest Income	Other (1)	Total
	Three Months Ended March 31, 2018
Interest rate risk	$620	$206	$68	$894
Foreign exchange risk	404	(5)	2	401
Equity risk	1,154	(125)	449	1,478
Credit risk	463	591	136	1,190
Other risk	62	9	16	87
Total sales and trading revenue	$2,703	$676	$671	$4,050

	Three Months Ended March 31, 2017
Interest rate risk	$348	$310	$76	$734
Foreign exchange risk	368	(3)	1	366
Equity risk	672	(75)	486	1,083
Credit risk	686	644	197	1,527
Other risk	103	4	33	140
Total sales and trading revenue	$2,177	$880	$793	$3,850

(1)
Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $476 million and $524 million for the three months ended March 31, 2018 and 2017.

63 Bank of America

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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at March 31, 2018 and December 31, 2017 are summarized in the table below.

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	March 31, 2018
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$2	$1	$30	$182	$215
Non-investment grade	219	371	520	2,124	3,234
Total	221	372	550	2,306	3,449
Total return swaps/options:
Investment grade	41	—	—	—	41
Non-investment grade	209	17	—	—	226
Total	250	17	—	—	267
Total credit derivatives	$471	$389	$550	$2,306	$3,716
Credit-related notes:
Investment grade	$—	$—	$8	$634	$642
Non-investment grade	4	3	10	1,682	1,699
Total credit-related notes	$4	$3	$18	$2,316	$2,341
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$39,988	$113,263	$118,991	$34,167	$306,409
Non-investment grade	39,210	44,802	46,083	20,866	150,961
Total	79,198	158,065	165,074	55,033	457,370
Total return swaps/options:
Investment grade	45,484	2,089	—	139	47,712
Non-investment grade	16,844	275	169	220	17,508
Total	62,328	2,364	169	359	65,220
Total credit derivatives	$141,526	$160,429	$165,243	$55,392	$522,590

	December 31, 2017
	Carrying Value
Credit default swaps:
Investment grade	$4	$3	$61	$245	$313
Non-investment grade	203	453	484	2,133	3,273
Total	207	456	545	2,378	3,586
Total return swaps/options:
Investment grade	30	—	—	—	30
Non-investment grade	150	—	—	3	153
Total	180	—	—	3	183
Total credit derivatives	$387	$456	$545	$2,381	$3,769
Credit-related notes:
Investment grade	$—	$—	$7	$689	$696
Non-investment grade	12	4	34	1,548	1,598
Total credit-related notes	$12	$4	$41	$2,237	$2,294
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$61,388	$115,480	$107,081	$21,579	$305,528
Non-investment grade	39,312	49,843	39,098	14,420	142,673
Total	100,700	165,323	146,179	35,999	448,201
Total return swaps/options:
Investment grade	37,394	2,581	—	143	40,118
Non-investment grade	13,751	514	143	697	15,105
Total	51,145	3,095	143	840	55,223
Total credit derivatives	$151,845	$168,418	$146,322	$36,839	$503,424

Bank of America 64

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
Credit-related notes in the table above include investments in securities issued by collateralized debt obligation (CDO), collateralized loan obligation and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation’s maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned.
Credit-related Contingent Features and Collateral
A majority of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At March 31, 2018 and December 31, 2017, the Corporation held cash and securities collateral of $90.4 billion and $77.2 billion, and posted cash and securities collateral of $58.3 billion and $59.2 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
In connection with certain OTC derivative contracts and other trading agreements, the Corporation can be required to provide additional collateral or to terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of the Corporation or certain subsidiaries. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. For more information on credit-related contingent features and collateral, see Note 2 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
At March 31, 2018, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $2.2 billion, including $1.1 billion for Bank of America, National Association (Bank of America, N.A. or BANA).

Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At March 31, 2018 and December 31, 2017, the liability recorded for these derivative contracts was not significant.
The table below presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at March 31, 2018 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Additional Collateral Required to be Posted Upon Downgrade at March 31, 2018

(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$647	$591
Bank of America, N.A. and subsidiaries (1)	323	207

(1)	Included in Bank of America Corporation collateral requirements in this table.
The table below presents the derivative liabilities that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been contractually required at March 31, 2018 if the long-term senior debt ratings for the Corporation or certain subsidiaries had been lower by one incremental notch and by an additional second incremental notch.

Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at March 31, 2018

(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liabilities	$382	$1,158
Collateral posted	311	716
Valuation Adjustments on Derivatives
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives, which are recorded in trading account profits, on a gross and net of hedge basis for the three months ended March 31, 2018 and 2017. For more information on the valuation adjustments on derivatives, see Note 2 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

Valuation Adjustments on Derivatives (1)

Gains (Losses)	Three Months Ended March 31
	2018		2017
(Dollars in millions)	Gross	Net	Gross	Net
Derivative assets (CVA)	$(24)	$18	$161	$26
Derivative assets/liabilities (FVA)	(37)	(1)	49	56
Derivative liabilities (DVA)	114	106	(150)	(93)

(1)
At March 31, 2018 and December 31, 2017, cumulative CVA reduced the derivative assets balance by $701 million and $677 million, cumulative FVA reduced the net derivatives balance by $173 million and $136 million, and cumulative DVA reduced the derivative liabilities balance by $565 million and $450 million, respectively.

65 Bank of America

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value and held-to-maturity (HTM) debt securities at March 31, 2018 and December 31, 2017.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	March 31, 2018
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$189,426	$168	$(5,483)	$184,111
Agency-collateralized mortgage obligations	6,525	15	(142)	6,398
Commercial	13,998	1	(440)	13,559
Non-agency residential (1)	2,354	260	(10)	2,604
Total mortgage-backed securities	212,303	444	(6,075)	206,672
U.S. Treasury and agency securities	54,753	13	(1,794)	52,972
Non-U.S. securities	6,918	7	—	6,925
Other taxable securities, substantially all asset-backed securities	4,619	100	(5)	4,714
Total taxable securities	278,593	564	(7,874)	271,283
Tax-exempt securities	19,133	58	(114)	19,077
Total available-for-sale debt securities	297,726	622	(7,988)	290,360
Other debt securities carried at fair value	12,682	291	(35)	12,938
Total debt securities carried at fair value	310,408	913	(8,023)	303,298
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	123,539	12	(4,419)	119,132
Total debt securities (2, 3)	$433,947	$925	$(12,442)	$422,430

	December 31, 2017
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$194,119	$506	$(1,696)	$192,929
Agency-collateralized mortgage obligations	6,846	39	(81)	6,804
Commercial	13,864	28	(208)	13,684
Non-agency residential (1)	2,410	267	(8)	2,669
Total mortgage-backed securities	217,239	840	(1,993)	216,086
U.S. Treasury and agency securities	54,523	18	(1,018)	53,523
Non-U.S. securities	6,669	9	(1)	6,677
Other taxable securities, substantially all asset-backed securities	5,699	73	(2)	5,770
Total taxable securities	284,130	940	(3,014)	282,056
Tax-exempt securities	20,541	138	(104)	20,575
Total available-for-sale debt securities	304,671	1,078	(3,118)	302,631
Other debt securities carried at fair value	12,273	252	(39)	12,486
Total debt securities carried at fair value	316,944	1,330	(3,157)	315,117
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	125,013	111	(1,825)	123,299
Total debt securities (2, 3)	$441,957	$1,441	$(4,982)	$438,416
Available-for-sale marketable equity securities (4)	$27	$—	$(2)	$25

(1)	At both March 31, 2018 and December 31, 2017, the underlying collateral type included approximately 62 percent prime, 13 percent Alt-A, and 25 percent subprime.

(2)	Includes securities pledged as collateral of $36.9 billion and $35.8 billion at March 31, 2018 and December 31, 2017.

(3)
The Corporation had debt securities from Fannie Mae (FNMA) and Freddie Mac (FHLMC) that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $161.1 billion and $49.3 billion, and a fair value of $156.0 billion and $48.0 billion at March 31, 2018, and an amortized cost of $163.6 billion and $50.3 billion, and a fair value of $162.1 billion and $50.0 billion at December 31, 2017.

(4)	Classified in other assets on the Consolidated Balance Sheet.
At March 31, 2018, the accumulated net unrealized loss on AFS debt securities included in accumulated OCI was $5.5 billion, net of the related income tax benefit of $1.8 billion. The Corporation had nonperforming AFS debt securities of $128 million and $99 million at March 31, 2018 and December 31, 2017.
Effective January 1, 2018, the Corporation adopted a new accounting standard applicable to equity securities. For more information, see Note 1 – Summary of Significant Accounting Principles. At March 31, 2018, the Corporation held equity securities at an aggregate fair value of $988 million and other equity securities, as valued under the measurement alternative, at cost of $247 million, both of which are included in other assets.
The following table presents the components of other debt securities carried at fair value where the changes in fair value are reported in other income. In the three months ended March 31, 2018, the Corporation recorded unrealized mark-to-market net gains of $41 million and realized net losses of $6 million compared to unrealized mark-to-market net gains of $117 million and realized net losses of $103 million in the three months ended March 31, 2017. These amounts exclude hedge results.

Bank of America 66

Other Debt Securities Carried at Fair Value

(Dollars in millions)	March 31 2018	December 31 2017
Mortgage-backed securities:
Agency-collateralized mortgage obligations	$—	$5
Non-agency residential	2,736	2,764
Total mortgage-backed securities	2,736	2,769
Non-U.S. securities (1)	9,976	9,488
Other taxable securities, substantially all asset-backed securities	226	229
Total	$12,938	$12,486

(1)	These securities are primarily used to satisfy certain international regulatory liquidity requirements.

The gross realized gains and losses on sales of AFS debt securities for the three months ended March 31, 2018 and 2017 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

	Three Months Ended March 31
(Dollars in millions)	2018	2017
Gross gains	$2	$54
Gross losses	—	(2)
Net gains on sales of AFS debt securities	$2	$52
Income tax expense attributable to realized net gains on sales of AFS debt securities	$—	$20
The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at March 31, 2018 and December 31, 2017.

Temporarily Impaired and Other-than-temporarily Impaired AFS Debt Securities

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	March 31, 2018
Temporarily impaired AFS debt securities
Mortgage-backed securities:
Agency	$109,535	$(2,608)	$68,632	$(2,875)	$178,167	$(5,483)
Agency-collateralized mortgage obligations	3,635	(77)	1,579	(65)	5,214	(142)
Commercial	8,794	(182)	4,480	(258)	13,274	(440)
Non-agency residential	241	(8)	—	—	241	(8)
Total mortgage-backed securities	122,205	(2,875)	74,691	(3,198)	196,896	(6,073)
U.S. Treasury and agency securities	27,813	(760)	23,792	(1,034)	51,605	(1,794)
Other taxable securities, substantially all asset-backed securities	135	(3)	102	(2)	237	(5)
Total taxable securities	150,153	(3,638)	98,585	(4,234)	248,738	(7,872)
Tax-exempt securities	251	(1)	5,667	(113)	5,918	(114)
Total temporarily impaired AFS debt securities	150,404	(3,639)	104,252	(4,347)	254,656	(7,986)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	103	(2)	—	—	103	(2)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$150,507	$(3,641)	$104,252	$(4,347)	$254,759	$(7,988)

	December 31, 2017
Temporarily impaired AFS debt securities
Mortgage-backed securities:
Agency	$73,535	$(352)	$72,612	$(1,344)	$146,147	$(1,696)
Agency-collateralized mortgage obligations	2,743	(29)	1,684	(52)	4,427	(81)
Commercial	5,575	(50)	4,586	(158)	10,161	(208)
Non-agency residential	335	(7)	—	—	335	(7)
Total mortgage-backed securities	82,188	(438)	78,882	(1,554)	161,070	(1,992)
U.S. Treasury and agency securities	27,537	(251)	24,035	(767)	51,572	(1,018)
Non-U.S. securities	772	(1)	—	—	772	(1)
Other taxable securities, substantially all asset-backed securities	—	—	92	(2)	92	(2)
Total taxable securities	110,497	(690)	103,009	(2,323)	213,506	(3,013)
Tax-exempt securities	1,090	(2)	7,100	(102)	8,190	(104)
Total temporarily impaired AFS debt securities	111,587	(692)	110,109	(2,425)	221,696	(3,117)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	58	(1)	—	—	58	(1)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$111,645	$(693)	$110,109	$(2,425)	$221,754	$(3,118)

(1)	Includes other-than-temporarily impaired (OTTI) AFS debt securities on which an OTTI loss, primarily related to changes in interest rates, remains in accumulated OCI.

67 Bank of America

The Corporation had $4 million and $27 million of credit-related OTTI losses on AFS debt securities which were recognized in other income for the three months ended March 31, 2018 and 2017. The amount of noncredit-related OTTI losses, which is recognized in OCI, was insignificant for all periods presented.
The cumulative credit loss component of OTTI losses that have been recognized in income related to AFS debt securities that the Corporation does not intend to sell was $278 million and $279 million at March 31, 2018 and 2017.
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
Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency residential mortgage-backed securities (RMBS) were as follows at March 31, 2018.

Significant Assumptions

		Range (1)
	Weighted average	10th Percentile (2)	90th Percentile (2)
Prepayment speed	11.7%	2.9%	20.9%
Loss severity	21.6	9.1	40.6
Life default rate	20.1	1.3	72.3

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.
Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers as measured using Fair Isaac Corporation (FICO) scores, and geographic concentrations. The weighted-average severity by collateral type was 16.4 percent for prime, 17.6 percent for Alt-A and 27.9 percent for subprime at March 31, 2018. Default rates are projected by considering collateral characteristics including, but not limited to, LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 15.1 percent for prime, 20.0 percent for Alt-A and 22.4 percent for subprime at March 31, 2018.
The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at March 31, 2018 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the mortgages or other asset-backed securities (ABS) are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
(Dollars in millions)	March 31, 2018
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$2	5.50%	$26	3.94%	$519	2.57%	$188,879	3.22%	$189,426	3.22%
Agency-collateralized mortgage obligations	—	—	—	—	32	2.53	6,493	3.17	6,525	3.17
Commercial	54	9.55	1,662	2.15	11,350	2.44	932	2.61	13,998	2.44
Non-agency residential	—	—	—	—	22	0.01	4,843	9.44	4,865	9.40
Total mortgage-backed securities	56	9.40	1,688	2.18	11,923	2.44	201,147	3.37	214,814	3.31
U.S. Treasury and agency securities	543	0.41	26,339	1.41	27,849	2.12	22	2.57	54,753	1.76
Non-U.S. securities	14,405	0.95	2,110	0.92	214	1.17	153	6.64	16,882	1.00
Other taxable securities, substantially all asset-backed securities	972	3.12	2,496	3.21	1,072	3.43	286	8.13	4,826	3.54
Total taxable securities	15,976	1.10	32,633	1.55	41,058	2.24	201,608	3.37	291,275	2.89
Tax-exempt securities	691	1.58	6,922	2.10	8,626	2.07	2,894	1.94	19,133	2.04
Total amortized cost of debt securities carried at fair value	$16,667	1.12	$39,555	1.65	$49,684	2.21	$204,502	3.35	$310,408	2.83
Amortized cost of HTM debt securities (2)	$2	4.35	$67	3.84	$1,358	2.74	$122,112	3.04	$123,539	3.04

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$2		$27		$512		$183,570		$184,111
Agency-collateralized mortgage obligations	—		—		31		6,367		6,398
Commercial	54		1,635		10,973		897		13,559
Non-agency residential	—		—		32		5,308		5,340
Total mortgage-backed securities	56		1,662		11,548		196,142		209,408
U.S. Treasury and agency securities	541		25,460		26,950		21		52,972
Non-U.S. securities	14,403		2,125		214		159		16,901
Other taxable securities, substantially all asset-backed securities	967		2,493		1,122		358		4,940
Total taxable securities	15,967		31,740		39,834		196,680		284,221
Tax-exempt securities	691		6,930		8,582		2,874		19,077
Total debt securities carried at fair value	$16,658		$38,670		$48,416		$199,554		$303,298
Fair value of HTM debt securities (2)	$2		$67		$1,307		$117,756		$119,132

(1)
The average yield is computed based on a constant effective interest rate over the contractual life of each security. The average yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

(2)	Substantially all U.S. agency MBS.

Bank of America 68

NOTE 5 Outstanding Loans and Leases
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at March 31, 2018 and December 31, 2017.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit-impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	March 31, 2018
Consumer real estate
Core portfolio
Residential mortgage	$1,080	$284	$962	$2,326	$177,252			$179,578
Home equity	202	119	491	812	41,756			42,568
Non-core portfolio
Residential mortgage (5)	852	406	3,106	4,364	12,580	$7,590		24,534
Home equity	193	114	549	856	9,339	2,545		12,740
Credit card and other consumer
U.S. credit card	515	355	925	1,795	91,219			93,014
Direct/Indirect consumer (6)	253	73	41	367	90,846			91,213
Other consumer (7)	9	2	1	12	2,848			2,860
Total consumer	3,104	1,353	6,075	10,532	425,840	10,135		446,507
Consumer loans accounted for under the fair value option (8)							$894	894
Total consumer loans and leases	3,104	1,353	6,075	10,532	425,840	10,135	894	447,401
Commercial
U.S. commercial	773	173	416	1,362	287,114			288,476
Non-U.S. commercial	36	—	—	36	97,329			97,365
Commercial real estate (9)	159	—	37	196	59,889			60,085
Commercial lease financing	173	29	27	229	21,535			21,764
U.S. small business commercial	79	43	87	209	13,683			13,892
Total commercial	1,220	245	567	2,032	479,550			481,582
Commercial loans accounted for under the fair value option (8)							5,095	5,095
Total commercial loans and leases	1,220	245	567	2,032	479,550		5,095	486,677
Total loans and leases (10)	$4,324	$1,598	$6,642	$12,564	$905,390	$10,135	$5,989	$934,078
Percentage of outstandings	0.47%	0.17%	0.71%	1.35%	96.93%	1.08%	0.64%	100.00%

(1)
Consumer real estate loans 30-59 days past due includes fully-insured loans of $689 million and nonperforming loans of $267 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $341 million and nonperforming loans of $200 million.

(2)	Consumer real estate includes fully-insured loans of $2.9 billion.

(3)	Consumer real estate includes $2.2 billion and direct/indirect consumer includes $43 million of nonperforming loans.

(4)	Purchased credit-impaired (PCI) loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes pay option loans of $1.3 billion. The Corporation no longer originates this product.

(6)
Total outstandings includes auto and specialty lending loans of $49.1 billion, unsecured consumer lending loans of $428 million, U.S. securities-based lending loans of $38.1 billion, non-U.S. consumer loans of $2.9 billion and other consumer loans of $676 million.

(7)	Total outstandings includes consumer leases of $2.7 billion and consumer overdrafts of $129 million.

(8)
Consumer loans accounted for under the fair value option includes residential mortgage loans of $523 million and home equity loans of $371 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $3.2 billion and non-U.S. commercial loans of $1.9 billion. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.

(9)	Total outstandings includes U.S. commercial real estate loans of $55.6 billion and non-U.S. commercial real estate loans of $4.5 billion.

(10)
Total outstandings Includes loans and leases pledged as collateral of $47.8 billion. The Corporation also pledged $151.4 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank (FHLB).

69 Bank of America

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

(10)
Total outstandings Includes loans and leases pledged as collateral of $40.1 billion. The Corporation also pledged $160.3 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and FHLB.

The Corporation categorizes consumer real estate loans as core and non-core based on loan and customer characteristics such as origination date, product type, LTV, FICO score and delinquency status consistent with its current consumer and mortgage servicing strategy. Generally, loans that were originated after January 1, 2010, qualified under government-sponsored enterprise (GSE) underwriting guidelines, or otherwise met the Corporation’s underwriting guidelines in place in 2015 are characterized as core loans. All other loans are generally characterized as non-core loans and represent run-off portfolios.
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $6.2 billion and $6.3 billion at March 31, 2018 and December 31, 2017, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
The Corporation classifies junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At March 31, 2018 and

December 31, 2017, $294 million and $330 million of such junior-lien home equity loans were included in nonperforming loans.
The Corporation classifies consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as troubled debt restructurings (TDRs), irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Corporation continues to have a lien on the underlying collateral. At March 31, 2018, nonperforming loans discharged in Chapter 7 bankruptcy with no change in repayment terms were $299 million of which $165 million were current on their contractual payments, while $113 million were 90 days or more past due. Of the contractually current nonperforming loans, 62 percent were discharged in Chapter 7 bankruptcy over 12 months ago, and 53 percent were discharged 24 months or more ago.
During the three months ended March 31, 2018 and 2017, the Corporation sold nonperforming and other delinquent consumer real estate loans with a carrying value of $378 million and $142 million, including $109 million and $0 of PCI loans. The Corporation recorded net recoveries of $20 million and $11 million related to these sales. Gains related to these sales of $16 million and $6 million were recorded in other income in the Consolidated

Bank of America 70

Statement of Income. During the three months ended March 31, 2018 and 2017, the Corporation transferred consumer nonperforming loans with a net carrying value of $2 million and $221 million to held for sale.
The table below presents the Corporation’s nonperforming loans and leases including nonperforming TDRs, and loans accruing past due 90 days or more at March 31, 2018 and

December 31, 2017. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2018	December 31 2017	March 31 2018	December 31 2017
Consumer real estate
Core portfolio
Residential mortgage (1)	$1,073	$1,087	$385	$417
Home equity	1,118	1,079	—	—
Non-core portfolio
Residential mortgage (1)	1,189	1,389	2,500	2,813
Home equity	1,480	1,565	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	925	900
Direct/Indirect consumer	46	46	38	40
Other consumer	—	—	1	—
Total consumer	4,906	5,166	3,849	4,170
Commercial
U.S. commercial	1,059	814	98	144
Non-U.S. commercial	255	299	—	3
Commercial real estate	73	112	13	4
Commercial lease financing	27	24	8	19
U.S. small business commercial	58	55	76	75
Total commercial	1,472	1,304	195	245
Total loans and leases	$6,378	$6,470	$4,044	$4,415

(1)
Residential mortgage loans in the core and non-core portfolios accruing past due 90 days or more are fully-insured loans. At March 31, 2018 and December 31, 2017, residential mortgage includes $2.0 billion and $2.2 billion of loans on which interest has been curtailed by the Federal Housing Administration (FHA), and therefore are no longer accruing interest, although principal is still insured, and $885 million and $1.0 billion of loans on which interest is still accruing.

n/a = not applicable
Credit Quality Indicators
The Corporation monitors credit quality within its Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments based on primary credit quality indicators. For more information on the portfolio segments and their related credit quality indicators, see Significant Accounting Principles – Loans and Leases in Note 1 – Summary of Significant Accounting

Principles and Credit Quality Indicators in Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
The following tables present certain credit quality indicators for the Corporation’s Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at March 31, 2018 and December 31, 2017.

Consumer Real Estate – Credit Quality Indicators (1)

	Core Residential Mortgage (2)	Non-core Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Home Equity (2)	Non-core Home Equity (2)	Home Equity PCI
(Dollars in millions)	March 31, 2018
Refreshed LTV (4)
Less than or equal to 90 percent	$157,236	$10,484	$6,535	$41,498	$7,629	$1,691
Greater than 90 percent but less than or equal to 100 percent	3,046	783	530	488	985	379
Greater than 100 percent	1,357	907	525	582	1,581	475
Fully-insured loans (5)	17,939	4,770	—	—	—	—
Total consumer real estate	$179,578	$16,944	$7,590	$42,568	$10,195	$2,545
Refreshed FICO score
Less than 620	$2,183	$2,060	$1,790	$1,165	$1,976	$425
Greater than or equal to 620 and less than 680	4,417	1,771	1,530	2,261	2,243	425
Greater than or equal to 680 and less than 740	22,407	2,988	2,273	7,685	2,592	729
Greater than or equal to 740	132,632	5,355	1,997	31,457	3,384	966
Fully-insured loans (5)	17,939	4,770	—	—	—	—
Total consumer real estate	$179,578	$16,944	$7,590	$42,568	$10,195	$2,545

(1)	Excludes $894 million of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $1.1 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

71 Bank of America

Credit Card and Other Consumer – Credit Quality Indicators

	U.S. Credit Card	Direct/Indirect Consumer	Other Consumer
(Dollars in millions)	March 31, 2018
Refreshed FICO score
Less than 620	$4,704	$1,635	$57
Greater than or equal to 620 and less than 680	12,052	1,902	155
Greater than or equal to 680 and less than 740	34,673	11,480	429
Greater than or equal to 740	41,585	34,467	2,088
Other internal credit metrics (1, 2)	—	41,729	131
Total credit card and other consumer	$93,014	$91,213	$2,860

(1)	Other internal credit metrics may include delinquency status, geography or other factors.

(2)	Direct/indirect consumer includes $41.1 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk.

Commercial – Credit Quality Indicators (1)

	U.S. Commercial	Non-U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	U.S. Small Business Commercial (2)
(Dollars in millions)	March 31, 2018
Risk ratings
Pass rated	$279,492	$95,807	$59,562	$21,275	$314
Reservable criticized	8,984	1,558	523	489	42
Refreshed FICO score (3)
Less than 620					238
Greater than or equal to 620 and less than 680					648
Greater than or equal to 680 and less than 740					1,926
Greater than or equal to 740					3,869
Other internal credit metrics (3, 4)					6,855
Total commercial	$288,476	$97,365	$60,085	$21,764	$13,892

(1)	Excludes $5.1 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $719 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At March 31, 2018, 99 percent of the balances where internal credit metrics are used was current or less than 30 days past due.

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

Bank of America 72

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
Impaired Loans and Troubled Debt Restructurings
A loan is considered impaired when, based on current information, it is probable that the Corporation will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. For additional information on impaired loans, see Note 1 – Summary of Significant Accounting Principles and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
Consumer Real Estate
Impaired consumer real estate loans within the Consumer Real Estate portfolio segment consist entirely of TDRs. Excluding PCI loans, most modifications of consumer real estate loans meet the definition of TDRs when a binding offer is extended to a borrower. For more information on impaired consumer real estate loans, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
Consumer real estate loans that have been discharged in Chapter 7 bankruptcy with no change in repayment terms and not reaffirmed by the borrower of $1.1 billion were included in TDRs at March 31, 2018, of which $299 million were classified as nonperforming and $405 million were loans fully-insured by the FHA. For more information on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.

At March 31, 2018 and December 31, 2017, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were immaterial. Consumer real estate foreclosed properties totaled $264 million and $236 million at March 31, 2018 and December 31, 2017. The carrying value of consumer real estate loans, including fully-insured and PCI loans, for which formal foreclosure proceedings were in process at March 31, 2018 was $3.3 billion. During the three months ended March 31, 2018 and 2017, the Corporation reclassified $168 million and $200 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
The table below provides the unpaid principal balance, carrying value and related allowance at March 31, 2018 and December 31, 2017, and the average carrying value and interest income recognized for the three months ended March 31, 2018 and 2017 for impaired loans in the Corporation’s Consumer Real Estate portfolio segment. Certain impaired consumer real estate loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

73 Bank of America

Impaired Loans – Consumer Real Estate

	Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
(Dollars in millions)	March 31, 2018			December 31, 2017
With no recorded allowance
Residential mortgage	$6,793	$5,451	$—	$8,856	$6,870	$—
Home equity	3,583	1,943	—	3,622	1,956	—
With an allowance recorded
Residential mortgage	$2,634	$2,568	$157	$2,908	$2,828	$174
Home equity	985	910	181	972	900	174
Total
Residential mortgage (1)	$9,427	$8,019	$157	$11,764	$9,698	$174
Home equity	4,568	2,853	181	4,594	2,856	174

			Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
			Three Months Ended March 31
			2018		2017
With no recorded allowance
Residential mortgage			$6,462	$65	$8,456	$79
Home equity			1,961	27	1,991	27
With an allowance recorded
Residential mortgage			$2,705	$25	$3,832	$35
Home equity			892	6	825	5
Total
Residential mortgage (1)			$9,167	$90	$12,288	$114
Home equity			2,853	33	2,816	32

(1)	During the three months ended March 31, 2018, the Corporation transferred impaired residential mortgage loans with a carrying value of $1.2 billion to held for sale.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below presents the March 31, 2018 and 2017 unpaid principal balance, carrying value, and average pre- and post-modification interest rates on consumer real estate loans that were modified in TDRs during the three months ended March 31, 2018 and 2017, and net charge-offs recorded during the period in which the modification occurred. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Consumer Real Estate – TDRs Entered into During the Three Months Ended March 31, 2018 and 2017

	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (1)	Net Charge-offs (2)
(Dollars in millions)	March 31, 2018				Three Months Ended March 31, 2018
Residential mortgage	$407	$358	4.39%	4.36%	$3
Home equity	207	161	4.37	4.37	6
Total	$614	$519	4.39	4.36	$9

	March 31, 2017				Three Months Ended March 31, 2017
Residential mortgage	$382	$344	4.68%	4.44%	$2
Home equity	248	189	4.90	3.80	6
Total	$630	$533	4.77	4.19	$8

(1)	The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.

(2)	Net charge-offs include amounts recorded on loans modified during the period that are no longer held by the Corporation at March 31, 2018 and 2017 due to sales and other dispositions.

Bank of America 74

The table below presents the March 31, 2018 and 2017 carrying value for consumer real estate loans that were modified in a TDR during the three months ended March 31, 2018 and 2017, by type of modification.

Consumer Real Estate – Modification Programs

	TDRs Entered into During the Three Months Ended March 31
(Dollars in millions)	2018	2017
Modifications under government programs
Contractual interest rate reduction	$7	$32
Principal and/or interest forbearance	—	1
Other modifications (1)	6	2
Total modifications under government programs	13	35
Modifications under proprietary programs
Contractual interest rate reduction	11	14
Capitalization of past due amounts	14	5
Principal and/or interest forbearance	6	3
Other modifications (1)	169	30
Total modifications under proprietary programs	200	52
Trial modifications	242	372
Loans discharged in Chapter 7 bankruptcy (2)	64	74
Total modifications	$519	$533

(1)
Includes other modifications such as term or payment extensions and repayment plans. During the three months ended March 31, 2018, this included $168 million of modifications related to the 2017 hurricanes that met the definition of a TDR. These modifications had been written down to their net realizable value less costs to sell or were fully insured as of March 31, 2018.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
The table below presents the carrying value of consumer real estate loans that entered into payment default during the three months ended March 31, 2018 and 2017 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification.

Consumer Real Estate – TDRs Entering Payment Default that were Modified During the Preceding 12 Months

	Three Months Ended March 31
(Dollars in millions)	2018	2017
Modifications under government programs	$13	$26
Modifications under proprietary programs	31	34
Loans discharged in Chapter 7 bankruptcy (1)	23	62
Trial modifications (2)	45	212
Total modifications	$112	$334

(1)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

(2)	Includes trial modification offers to which the customer did not respond.

Credit Card and Other Consumer
Impaired loans within the Credit Card and Other Consumer portfolio segment consist entirely of loans that have been modified in TDRs. The Corporation seeks to assist customers that are experiencing financial difficulty by modifying loans while ensuring compliance with federal, local and international laws and guidelines. Credit card and other consumer loan modifications generally involve reducing the interest rate on the account, placing the customer on a fixed payment plan not exceeding 60 months and canceling the customer’s available line of credit, all of which are considered TDRs. The Corporation makes loan modifications directly with borrowers for debt held only by the Corporation (internal programs). Additionally, the Corporation makes loan modifications for borrowers working with third-party renegotiation agencies that provide solutions to customers’ entire unsecured debt structures (external programs). The Corporation classifies other secured consumer loans that have been discharged in Chapter 7 bankruptcy as TDRs which are written down to collateral value and placed on nonaccrual status no later than the time of discharge. For more information on the regulatory guidance on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.
The table below provides the unpaid principal balance, carrying value and related allowance at March 31, 2018 and December 31, 2017, and the average carrying value and interest income recognized for the three months ended March 31, 2018 and 2017 on TDRs within the Credit Card and Other Consumer portfolio segment.

75 Bank of America

Impaired Loans – Credit Card and Other Consumer

	Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Unpaid Principal Balance	Carrying Value (1)	Related Allowance
(Dollars in millions)	March 31, 2018			December 31, 2017
With no recorded allowance
Direct/Indirect consumer	$59	$28	$—	$58	$28	$—
With an allowance recorded
U.S. credit card	$465	$472	$128	$454	$461	$125
Direct/Indirect consumer	1	1	—	1	1	—
Total
U.S. credit card	$465	$472	$128	$454	$461	$125
Direct/Indirect consumer	60	29	—	59	29	—

			Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
			Three Months Ended March 31
			2018		2017
With no recorded allowance
Direct/Indirect consumer			$27	$—	$19	$—
With an allowance recorded
U.S. credit card			$465	$6	$477	$6
Non-U.S. credit card (3)			—	—	102	1
Direct/Indirect consumer			1	—	3	—
Total
U.S. credit card			$465	$6	$477	$6
Non-U.S. credit card (3)			—	—	102	1
Direct/Indirect consumer			28	—	22	—

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

(3)	In the second quarter of 2017, the Corporation sold its non-U.S. consumer credit card business.
The table below provides information on the Corporation’s primary modification programs for the Credit Card and Other Consumer TDR portfolio at March 31, 2018 and December 31, 2017.

Credit Card and Other Consumer – TDRs by Program Type

	U.S. Credit Card		Direct/Indirect Consumer		Total TDRs by Program Type
(Dollars in millions)	March 31 2018	December 31 2017	March 31 2018	December 31 2017	March 31 2018	December 31 2017
Internal programs	$212	$203	$1	$1	$213	$204
External programs	259	257	—	—	259	257
Other	1	1	28	28	29	29
Total	$472	$461	$29	$29	$501	$490
Percent of balances current or less than 30 days past due	86.27%	86.92%	90.66%	88.16%	86.50%	87.00%
The table below provides information on the Corporation’s Credit Card and Other Consumer TDR portfolio including the March 31, 2018 and 2017 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of loans that were modified in TDRs during the three months ended March 31, 2018 and 2017, and net charge-offs recorded during the period in which the modification occurred.

Credit Card and Other Consumer – TDRs Entered into During the Three Months Ended March 31, 2018 and 2017

	Unpaid Principal Balance	Carrying Value (1)	Pre- Modification Interest Rate	Post- Modification Interest Rate
(Dollars in millions)	March 31, 2018
U.S. credit card	$74	$80	18.83%	5.20%
Direct/Indirect consumer	17	10	4.98	4.67
Total (2)	$91	$90	17.24	5.14

	March 31, 2017
U.S. credit card	$52	$55	18.01%	5.30%
Non-U.S. credit card (3)	34	40	23.89	0.34
Direct/Indirect consumer	10	6	4.08	4.04
Total (2)	$96	$101	19.51	3.28

(1)	Includes accrued interest and fees.

(2)	Net charge-offs were $8 million and $6 million for the three months ended March 31, 2018 and 2017.

(3)	In the second quarter of 2017, the Corporation sold its non-U.S. consumer credit card business.

Bank of America 76

Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for impaired credit card and other consumer loans. Based on historical experience, the Corporation estimates that 13 percent of new U.S. credit card TDRs and 18 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification. Loans that entered into payment default during the three months ended March 31, 2018 and 2017 that had been modified in a TDR during the preceding 12 months were $8 million and $7 million for U.S. credit card, $0 and $32 million for non-U.S. credit card, and $3 million and $1 million for direct/indirect consumer.
Commercial Loans
Impaired commercial loans include nonperforming loans and TDRs (both performing and nonperforming). For more information on impaired commercial loans, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
At March 31, 2018 and December 31, 2017, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were $199 million and $205 million.
Commercial foreclosed properties totaled $52 million at both March 31, 2018 and December 31, 2017.
The table below provides information on impaired loans in the Commercial loan portfolio segment including the unpaid principal balance, carrying value and related allowance at March 31, 2018 and December 31, 2017, and the average carrying value and interest income recognized for the three months ended March 31, 2018 and 2017. Certain impaired commercial loans do not have a related allowance as the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Commercial

	Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
(Dollars in millions)	March 31, 2018			December 31, 2017
With no recorded allowance
U.S. commercial	$814	$772	$—	$576	$571	$—
Non-U.S. commercial	113	113	—	14	11	—
Commercial real estate	62	58	—	83	80	—
Commercial lease financing	11	11	—	—	—	—
With an allowance recorded
U.S. commercial	$1,448	$1,206	$137	$1,393	$1,109	$98
Non-U.S. commercial	394	362	72	528	507	58
Commercial real estate	102	18	2	133	41	4
Commercial lease financing	15	4	—	20	18	3
U.S. small business commercial (1)	87	74	29	84	70	27
Total
U.S. commercial	$2,262	$1,978	$137	$1,969	$1,680	$98
Non-U.S. commercial	507	475	72	542	518	58
Commercial real estate	164	76	2	216	121	4
Commercial lease financing	26	15	—	20	18	3
U.S. small business commercial (1)	87	74	29	84	70	27

			Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
			Three Months Ended March 31
			2018		2017
With no recorded allowance
U.S. commercial			$672	$4	$882	$3
Non-U.S. commercial			62	2	108	—
Commercial real estate			69	—	60	—
Commercial lease financing			6	—	—	—
With an allowance recorded
U.S. commercial			$1,105	$11	$1,487	$9
Non-U.S. commercial			445	2	453	3
Commercial real estate			36	—	76	1
Commercial lease financing			11	—	3	—
U.S. small business commercial (1)			75	—	74	—
Total
U.S. commercial			$1,777	$15	$2,369	$12
Non-U.S. commercial			507	4	561	3
Commercial real estate			105	—	136	1
Commercial lease financing			17	—	3	—
U.S. small business commercial (1)			75	—	74	—

(1)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

77 Bank of America

The table below presents the March 31, 2018 and 2017 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during the three months ended March 31, 2018 and 2017, and net charge-offs that were recorded during the period in which the modification occurred. The table below includes loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Commercial – TDRs Entered into During the Three Months Ended March 31, 2018 and 2017

	Unpaid Principal Balance	Carrying Value
(Dollars in millions)	March 31, 2018
U.S. commercial	$618	$550
Non-U.S. commercial	331	331
Commercial lease financing	2	1
U.S. small business commercial (1)	3	3
Total (2)	$954	$885

	March 31, 2017
U.S. commercial	$468	$440
Commercial real estate	15	9
U.S. small business commercial (1)	2	2
Total (2)	$485	$451

(1)	U.S. small business commercial TDRs are comprised of renegotiated small business card loans.

(2)	Net charge-offs were $17 million and $41 million for the three months ended March 31, 2018 and 2017.
A commercial TDR is generally deemed to be in payment default when the loan is 90 days or more past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral when measuring the allowance for loan and lease losses. TDRs that were in payment default had a carrying value of $139 million and $111 million for

U.S. commercial, $18 million and $33 million for commercial real estate and $4 million and $0 for commercial lease financing at March 31, 2018 and 2017.
Purchased Credit-impaired Loans
The table below shows activity for the accretable yield on PCI loans. The reclassifications from nonaccretable difference in the three months ended March 31, 2018 were primarily due to an increase in the expected principal and interest cash flows due to lower default estimates and the rising interest rate environment.

Rollforward of Accretable Yield

(Dollars in millions)	Three Months Ended March 31, 2018
Accretable yield, January 1, 2018	$2,789
Accretion	(130)
Disposals/transfers	(107)
Reclassifications from nonaccretable difference	178
Accretable yield, March 31, 2018	$2,730
During the three months ended March 31, 2018, the Corporation sold PCI loans with a carrying value of $109 million. There were no sales in the three months ended March 31, 2017. For more information on PCI loans, see Note 1 – Summary of Significant Accounting Principles and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K, and for the carrying value and valuation allowance for PCI loans, see Note 6 – Allowance for Credit Losses.
Loans Held-for-sale
The Corporation had LHFS of $9.2 billion and $11.4 billion at March 31, 2018 and December 31, 2017. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $9.8 billion and $7.7 billion for the three months ended March 31, 2018 and 2017. Cash used for originations and purchases of LHFS totaled $5.7 billion and $13.3 billion for the three months ended March 31, 2018 and 2017.

Bank of America 78

NOTE 6 Allowance for Credit Losses
The table below summarizes the changes in the allowance for credit losses by portfolio segment for the three months ended March 31, 2018 and 2017.

	Consumer Real Estate (1)	Credit Card and Other Consumer	Commercial	Total Allowance
(Dollars in millions)	Three Months Ended March 31, 2018
Allowance for loan and lease losses, January 1	$1,720	$3,663	$5,010	$10,393
Loans and leases charged off	(174)	(1,006)	(116)	(1,296)
Recoveries of loans and leases previously charged off	147	203	35	385
Net charge-offs	(27)	(803)	(81)	(911)
Write-offs of PCI loans (2)	(35)	—	—	(35)
Provision for loan and lease losses (3)	(128)	876	81	829
Other (4)	—	(16)	—	(16)
Allowance for loan and lease losses, March 31	1,530	3,720	5,010	10,260
Reserve for unfunded lending commitments, January 1	—	—	777	777
Provision for unfunded lending commitments	—	—	5	5
Reserve for unfunded lending commitments, March 31	—	—	782	782
Allowance for credit losses, March 31	$1,530	$3,720	$5,792	$11,042

	Three Months Ended March 31, 2017
Allowance for loan and lease losses, January 1 (5)	$2,750	$3,229	$5,258	$11,237
Loans and leases charged off	(204)	(946)	(160)	(1,310)
Recoveries of loans and leases previously charged off	123	200	53	376
Net charge-offs (6)	(81)	(746)	(107)	(934)
Write-offs of PCI loans (2)	(33)	—	—	(33)
Provision for loan and lease losses (3)	(71)	843	68	840
Other (4)	—	3	(1)	2
Allowance for loan and lease losses, March 31 (5)	2,565	3,329	5,218	11,112
Reserve for unfunded lending commitments, January 1	—	—	762	762
Provision for unfunded lending commitments	—	—	(5)	(5)
Reserve for unfunded lending commitments, March 31	—	—	757	757
Allowance for credit losses, March 31 (5)	$2,565	$3,329	$5,975	$11,869

(1)	Includes valuation allowance associated with the PCI loan portfolio.

(2)	Includes write-offs associated with the sale of PCI loans of $16 million and $0 during the three months ended March 31, 2018 and 2017.

(3)	Includes provision benefit associated with the PCI loan portfolio of $11 million and provision expense of $68 million during the three months ended March 31, 2018 and 2017.

(4)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, foreign currency translation adjustments, transfers to held for sale and certain other reclassifications.

(5)
Excludes $242 million and $243 million at March 31, 2017 and January 1, 2017 of allowance for loan and lease losses related to the non-U.S. credit card loan portfolio, which was sold in the second quarter of 2017.

(6)	Includes net charge-offs of $44 million related to the non-U.S. credit card loan portfolio. See footnote 5 for more information.

79 Bank of America

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at March 31, 2018 and December 31, 2017.

Allowance and Carrying Value by Portfolio Segment

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	March 31, 2018
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses	$338	$128	$240	$706
Carrying value (2)	10,872	501	2,618	13,991
Allowance as a percentage of carrying value	3.11%	25.55%	9.17%	5.05%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$950	$3,592	$4,770	$9,312
Carrying value (2, 3)	238,413	186,586	478,964	903,963
Allowance as a percentage of carrying value (3)	0.40%	1.93%	1.00%	1.03%
Purchased credit-impaired loans
Valuation allowance	$242	n/a	n/a	$242
Carrying value gross of valuation allowance	10,135	n/a	n/a	10,135
Valuation allowance as a percentage of carrying value	2.39%	n/a	n/a	2.39%
Total
Allowance for loan and lease losses	$1,530	$3,720	$5,010	$10,260
Carrying value (2, 3)	259,420	187,087	481,582	928,089
Allowance as a percentage of carrying value (3)	0.59%	1.99%	1.04%	1.11%

	December 31, 2017
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses	$348	$125	$190	$663
Carrying value (2)	12,554	490	2,407	15,451
Allowance as a percentage of carrying value	2.77%	25.51%	7.89%	4.29%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$1,083	$3,538	$4,820	$9,441
Carrying value (2, 3)	238,284	192,303	474,284	904,871
Allowance as a percentage of carrying value (3)	0.45%	1.84%	1.02%	1.04%
Purchased credit-impaired loans
Valuation allowance	$289	n/a	n/a	$289
Carrying value gross of valuation allowance	10,717	n/a	n/a	10,717
Valuation allowance as a percentage of carrying value	2.70%	n/a	n/a	2.70%
Total
Allowance for loan and lease losses	$1,720	$3,663	$5,010	$10,393
Carrying value (2, 3)	261,555	192,793	476,691	931,039
Allowance as a percentage of carrying value (3)	0.66%	1.90%	1.05%	1.12%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Amounts are presented gross of the allowance for loan and lease losses.

(3)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $6.0 billion and $5.7 billion at March 31, 2018 and December 31, 2017.
n/a = not applicable

Bank of America 80

NOTE 7 Securitizations and Other Variable Interest Entities
The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The tables in this Note present the assets, liabilities and maximum loss exposure of consolidated and unconsolidated VIEs at March 31, 2018 and December 31, 2017 where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. For additional information on the Corporation’s use of VIEs and related maximum loss exposure, see Note 1 – Summary of Significant Accounting Principles and Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
The Corporation invests in ABS issued by third-party VIEs with which it has no other form of involvement and enters into certain commercial lending arrangements that may also incorporate the use of VIEs, for example to hold collateral. These securities and loans are included in Note 4 – Securities or Note 5 – Outstanding Loans and Leases. In addition, the Corporation uses VIEs such as trust preferred securities trusts in connection with its funding activities. For more information, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation’s 2017

Annual Report on Form 10-K. These VIEs, which are generally not consolidated by the Corporation, as applicable, are not included in the tables herein.
Except as described below, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three months ended March 31, 2018 or the year ended December 31, 2017 that it was not previously contractually required to provide, nor does it intend to do so.
First-lien Mortgage Securitizations
First-lien Mortgages
As part of its mortgage banking activities, the Corporation securitizes a portion of the first-lien residential mortgage loans it originates or purchases from third parties. Except as described below and in Note 10 – Commitments and Contingencies, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties.
The table below summarizes select information related to first-lien mortgage securitizations for the three months ended March 31, 2018 and 2017.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency		Commercial Mortgage
	Three Months Ended March 31
(Dollars in millions)	2018	2017	2018	2017
Cash proceeds from new securitizations (1)	$1,686	$4,656	$512	$609
Gains on securitizations (2)	18	39	18	18
Repurchases from securitization trusts (3)	501	872	—	—

(1)
The Corporation transfers residential mortgage loans to securitizations sponsored by the GSEs or Government National Mortgage Association (GNMA) in the normal course of business and receives RMBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $24 million and $90 million, net of hedges, during the three months ended March 31, 2018 and 2017, are not included in the table above.

(3)
The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.

In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $120 million and $275 million in connection with first-lien mortgage securitizations for the three months ended March 31, 2018 and 2017. The receipt of these securities represents non-cash operating and investing activities and, accordingly, is not reflected in the Consolidated Statement of Cash Flows. Substantially all of these securities were initially classified as Level 2 assets within the fair value hierarchy. During the three months ended March 31, 2018 and 2017, there were no changes to the initial classification.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $259.7 billion and

$316.1 billion at March 31, 2018 and 2017. Servicing fee and ancillary fee income on serviced loans was $197 million and $245 million during the three months ended March 31, 2018 and 2017. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $4.1 billion and $4.5 billion at March 31, 2018 and December 31, 2017. For more information on MSRs, see Note 14 – Fair Value Measurements.
During the three months ended March 31, 2018 and 2017, there were no deconsolidations of agency residential mortgage securitizations.
The following table summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at March 31, 2018 and December 31, 2017.

81 Bank of America

First-lien Mortgage VIEs
	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	March 31 2018	December 31 2017	March 31 2018	December 31 2017	March 31 2018	December 31 2017	March 31 2018	December 31 2017	March 31 2018	December 31 2017
Unconsolidated VIEs
Maximum loss exposure (1)	$18,120	$19,110	$652	$689	$2,659	$2,643	$419	$403	$565	$585
On-balance sheet assets
Senior securities:
Trading account assets	$658	$716	$7	$6	$15	$10	$74	$50	$77	$108
Debt securities carried at fair value	14,214	15,036	447	477	2,204	2,221	343	351	—	—
Held-to-maturity securities	3,248	3,348	—	—	—	—	—	—	298	274
Subordinate securities	—	—	6	5	64	38	2	2	64	69
Residual interests	—	—	—	—	—	—	—	—	24	19
All other assets (2)	—	10	—	—	—	—	—	—	—	—
Total retained positions	$18,120	$19,110	$460	$488	$2,283	$2,269	$419	$403	$463	$470
Principal balance outstanding (3)	$216,493	$232,761	$10,305	$10,549	$10,118	$10,254	$26,865	$28,129	$26,092	$26,504

Consolidated VIEs
Maximum loss exposure (1)	$13,872	$14,502	$662	$571	$—	$—	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$203	$232	$683	$571	$—	$—	$—	$—	$—	$—
Loans and leases, net	13,476	14,030	—	—	—	—	—	—	—	—
All other assets	194	240	—	—	—	—	—	—	—	—
Total assets	$13,873	$14,502	$683	$571	$—	$—	$—	$—	$—	$—
On-balance sheet liabilities
Long-term debt	$1	$—	$21	$—	$—	$—	$—	$—	$—	$—
All other liabilities	3	3	—	—	—	—	—	—	—	—
Total liabilities	$4	$3	$21	$—	$—	$—	$—	$—	$—	$—

(1)
Maximum loss exposure includes obligations under loss-sharing reinsurance and other arrangements for non-agency residential mortgage and commercial mortgage securitizations, but excludes the reserve for representations and warranties obligations and corporate guarantees and also excludes servicing advances and other servicing rights and obligations. For more information, see Note 10 – Commitments and Contingencies and Note 14 – Fair Value Measurements.

(2)
Not included in the table above are all other assets of $65 million and $148 million, representing the unpaid principal balance of mortgage loans eligible for repurchase from unconsolidated residential mortgage securitization VIEs, principally guaranteed by GNMA, and all other liabilities of $65 million and $148 million, representing the principal amount that would be payable to the securitization VIEs if the Corporation was to exercise the repurchase option, at March 31, 2018 and December 31, 2017.

(3)	Principal balance outstanding includes loans where the Corporation was the transferor to securitization VIEs with which it has continuing involvement, which may include servicing the loans.
Other Asset-backed Securitizations
The table below summarizes select information related to home equity loan, credit card and other asset-backed VIEs in which the Corporation held a variable interest at March 31, 2018 and December 31, 2017.

Home Equity Loan, Credit Card and Other Asset-backed VIEs

	Home Equity Loan (1)		Credit Card (2, 3)		Resecuritization Trusts		Municipal Bond Trusts
(Dollars in millions)	March 31 2018	December 31 2017	March 31 2018	December 31 2017	March 31 2018	December 31 2017	March 31 2018	December 31 2017
Unconsolidated VIEs
Maximum loss exposure	$1,350	$1,522	$—	$—	$8,680	$8,204	$1,614	$1,631
On-balance sheet assets
Senior securities (4):
Trading account assets	$—	$—	$—	$—	$1,660	$869	$—	$33
Debt securities carried at fair value	32	36	—	—	1,557	1,661	—	—
Held-to-maturity securities	—	—	—	—	5,463	5,644	—	—
Subordinate securities (4)	—	—	—	—	—	30	—	—
Total retained positions	$32	$36	$—	$—	$8,680	$8,204	$—	$33
Total assets of VIEs (5)	$2,238	$2,432	$—	$—	$19,073	$19,281	$2,249	$2,287

Consolidated VIEs
Maximum loss exposure	$104	$112	$20,873	$24,337	$457	$628	$1,436	$1,453
On-balance sheet assets
Trading account assets	$—	$—	$—	$—	$1,053	$1,557	$1,447	$1,452
Loans and leases	165	177	30,764	32,554	—	—	—	—
Allowance for loan and lease losses	(9)	(9)	(968)	(988)	—	—	—	—
All other assets	6	6	137	1,385	—	—	1	1
Total assets	$162	$174	$29,933	$32,951	$1,053	$1,557	$1,448	$1,453
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—	$286	$312
Long-term debt	70	76	9,043	8,598	596	929	12	—
All other liabilities	—	—	17	16	—	—	—	—
Total liabilities	$70	$76	$9,060	$8,614	$596	$929	$298	$312

(1)
For unconsolidated home equity loan VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves. For both consolidated and unconsolidated home equity loan VIEs, the maximum loss exposure excludes the reserve for representations and warranties obligations and corporate guarantees. For more information, see Note 10 – Commitments and Contingencies.

(2)	At March 31, 2018 and December 31, 2017, loans and leases in the consolidated credit card trust included $13.3 billion and $15.6 billion of seller’s interest.

(3)	At March 31, 2018 and December 31, 2017, all other assets in the consolidated credit card trust included restricted cash, certain short-term investments, and unbilled accrued interest and fees.

(4)	The retained senior and subordinate securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).

(5)	Total assets include loans the Corporation transferred with which it has continuing involvement, which may include servicing the loan.

Bank of America 82

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
There were no deconsolidations of HELOC trusts during the three months ended March 31, 2018 and 2017.
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
During the three months ended March 31, 2018 and 2017, new senior debt securities issued to third-party investors from the credit card securitization trust were $1.6 billion and $2.0 billion.
At March 31, 2018 and December 31, 2017, the Corporation held subordinate securities issued by the credit card securitization trust with a notional principal amount of $7.5 billion and $7.4 billion. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. There were $254 million and $323 million of these subordinate securities issued during the three months ended March 31, 2018 and 2017.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $6.7 billion and $7.8 billion of securities during the three months ended March 31, 2018 and 2017. Securities transferred into resecuritization VIEs during the three months ended March 31, 2018 and 2017 were measured at fair value with changes in fair value recorded in trading account profits prior to the resecuritization and no gain or loss on sale was recorded. Resecuritization proceeds included securities with an initial fair value of $1.3 billion and $734 million during the three months ended March 31, 2018 and 2017. Substantially all of the other securities received as resecuritization proceeds were classified as trading securities and were categorized as Level 2 within the fair value hierarchy.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $1.6 billion at both March 31, 2018 and December 31, 2017. The weighted-average remaining life of bonds held in the trusts at March 31, 2018 was 5.8 years. There were no material write-downs or downgrades of assets or issuers during the three months ended March 31, 2018 and 2017.
Other Variable Interest Entities
The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at March 31, 2018 and December 31, 2017.

Other VIEs

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
(Dollars in millions)	March 31, 2018			December 31, 2017
Maximum loss exposure	$4,606	$20,998	$25,604	$4,660	$19,785	$24,445
On-balance sheet assets
Trading account assets	$2,679	$376	$3,055	$2,709	$346	$3,055
Debt securities carried at fair value	—	130	130	—	160	160
Loans and leases	2,180	4,255	6,435	2,152	3,596	5,748
Allowance for loan and lease losses	(2)	(32)	(34)	(3)	(32)	(35)
Loans held-for-sale	13	1,258	1,271	27	940	967
All other assets	61	14,379	14,440	62	14,276	14,338
Total	$4,931	$20,366	$25,297	$4,947	$19,286	$24,233
On-balance sheet liabilities
Long-term debt (1)	$308	$—	$308	$270	$—	$270
All other liabilities	18	3,508	3,526	18	3,417	3,435
Total	$326	$3,508	$3,834	$288	$3,417	$3,705
Total assets of VIEs	$4,931	$75,401	$80,332	$4,947	$69,746	$74,693

(1)	Includes $1 million of long-term debt at both March 31, 2018 and December 31, 2017 issued by other consolidated VIEs, which has recourse to the general credit of the Corporation.
Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs, and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $2.3 billion at both

March 31, 2018 and December 31, 2017, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs. The Corporation also had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $225 million and $442 million at March 31, 2018 and December 31, 2017, that are included in the table above.

83 Bank of America

Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $390 million and $358 million at March 31, 2018 and December 31, 2017.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At March 31, 2018 and December 31, 2017, the Corporation’s consolidated investment VIEs had total assets of $287 million and $249 million. The Corporation also held investments in unconsolidated VIEs with total assets of $22.9 billion and $20.3 billion at March 31, 2018 and December 31, 2017. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $6.8 billion and $5.7 billion at March 31, 2018 and December 31, 2017 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $2.0 billion at both March 31, 2018 and December 31, 2017. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
Tax Credit VIEs
The Corporation holds investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, wind and solar projects. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. The Corporation earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure included in the Other VIEs table was $13.9 billion and $13.8 billion at March 31, 2018 and December 31, 2017. The Corporation’s risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment.
The Corporation’s investments in affordable housing partnerships, which are reported in other assets on the Consolidated Balance Sheet, totaled $8.1 billion and $8.0 billion, including unfunded commitments to provide capital contributions of $3.2 billion and $3.1 billion at March 31, 2018 and December 31, 2017. The unfunded commitments are expected to be paid over the next five years. The Corporation recognized tax credits and other tax benefits from investments in affordable housing partnerships of $248 million and reported pretax losses in other noninterest income of $208 million for the three months ended March 31, 2018. For the same period in 2017, the Corporation recognized tax credits and other tax benefits of $251 million and pretax losses of $196 million. Tax credits are recognized as part of the Corporation’s annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent. The Corporation may from time to time be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant.
NOTE 8 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment and All Other at March 31, 2018 and December 31, 2017. The reporting units utilized for goodwill impairment testing are the operating segments or one level below. For more information, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

Goodwill

(Dollars in millions)	March 31 2018	December 31 2017
Consumer Banking	$30,123	$30,123
Global Wealth & Investment Management	9,677	9,677
Global Banking	23,923	23,923
Global Markets	5,182	5,182
All Other	46	46
Total goodwill	$68,951	$68,951

Bank of America 84

Intangible Assets
The table below presents the gross and net carrying values and accumulated amortization for intangible assets at March 31, 2018 and December 31, 2017.

Intangible Assets (1, 2)

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(Dollars in millions)	March 31, 2018			December 31, 2017
Purchased credit card and affinity relationships	$5,919	$5,643	$276	$5,919	$5,604	$315
Core deposit and other intangibles (3)	3,835	2,160	1,675	3,835	2,140	1,695
Customer relationships	3,886	3,660	226	3,886	3,584	302
Total intangible assets	$13,640	$11,463	$2,177	$13,640	$11,328	$2,312

(1)	Excludes fully amortized intangible assets.

(2)	At March 31, 2018 and December 31, 2017, none of the intangible assets were impaired.

(3)	Includes $1.6 billion at both March 31, 2018 and December 31, 2017 of intangible assets associated with trade names that have an indefinite life and, accordingly, are not amortized.
Amortization of intangibles expense was $135 million and $162 million for the three months ended March 31, 2018 and 2017. The Corporation estimates aggregate amortization expense will be $403 million for the remainder of 2018, $105 million for 2019, $53 million for 2020 and none for the years thereafter.
NOTE 9 Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash
The table below presents federal funds sold or purchased, securities financing agreements, which include securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase, and short-term borrowings. The Corporation elects to account for certain securities financing agreements and short-term borrowings under the fair value option. For more information on the election of the fair value option, see Note 15 – Fair Value Option.

	Amount	Rate	Amount	Rate
	Three Months Ended March 31
(Dollars in millions)	2018		2017
Federal funds sold and securities borrowed or purchased under agreements to resell
Average during period	$248,320	1.02%	$216,402	0.67%
Maximum month-end balance during period	252,078	n/a	223,499	n/a
Federal funds purchased and securities loaned or sold under agreements to repurchase
Average during period	$195,614	1.41%	$191,677	0.93%
Maximum month-end balance during period	191,319	n/a	199,926	n/a
Short-term borrowings
Average during period	46,334	3.98	40,040	2.11
Maximum month-end balance during period	52,480	n/a	44,944	n/a
n/a = not applicable
Offsetting of Securities Financing Agreements
The Corporation enters into securities financing agreements to accommodate customers (also referred to as “matched-book transactions”), obtain securities to cover short positions, and to finance inventory positions. Substantially all of the Corporation’s securities financing activities are transacted under legally enforceable master repurchase agreements or legally enforceable master securities lending agreements that give the Corporation, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. For more information, see Note 10 – Federal Funds Sold or Purchased, Securities Financing Agreements and Short-term Borrowings to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at March 31, 2018 and December 31, 2017. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives.

85 Bank of America

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	March 31, 2018
Securities borrowed or purchased under agreements to resell (3)	$381,692	$(137,062)	$244,630	$(200,677)	$43,953
Securities loaned or sold under agreements to repurchase	$315,590	$(137,062)	$178,528	$(149,374)	$29,154
Other (4)	20,048	—	20,048	(20,048)	—
Total	$335,638	$(137,062)	$198,576	$(169,422)	$29,154

	December 31, 2017
Securities borrowed or purchased under agreements to resell (3)	$348,472	$(135,725)	$212,747	$(165,720)	$47,027
Securities loaned or sold under agreements to repurchase	$312,582	$(135,725)	$176,857	$(146,205)	$30,652
Other (4)	22,711	—	22,711	(22,711)	—
Total	$335,293	$(135,725)	$199,568	$(168,916)	$30,652

(1)	Includes activity where uncertainty exists as to the enforceability of certain master netting agreements under bankruptcy laws in some countries or industries.

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

(3)	Excludes repurchase activity of $8.5 billion and $10.2 billion reported in loans and leases on the Consolidated Balance Sheet at March 31, 2018 and December 31, 2017.

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

Remaining Contractual Maturity

	March 31, 2018
(Dollars in millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
Securities sold under agreements to repurchase	$112,400	$90,486	$38,437	$52,570	$293,893
Securities loaned	14,727	258	2,130	4,582	21,697
Other	20,048	—	—	—	20,048
Total	$147,175	$90,744	$40,567	$57,152	$335,638

	December 31, 2017
Securities sold under agreements to repurchase	$125,956	$79,913	$46,091	$38,935	$290,895
Securities loaned	9,853	5,658	2,043	4,133	21,687
Other	22,711	—	—	—	22,711
Total	$158,520	$85,571	$48,134	$43,068	$335,293

(1)	No agreements have maturities greater than three years.

Class of Collateral Pledged

	March 31, 2018
(Dollars in millions)	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
U.S. government and agency securities	$163,292	$—	$1	$163,293
Corporate securities, trading loans and other	10,454	2,835	356	13,645
Equity securities	21,971	12,898	19,648	54,517
Non-U.S. sovereign debt	92,805	5,964	43	98,812
Mortgage trading loans and ABS	5,371	—	—	5,371
Total	$293,893	$21,697	$20,048	$335,638

	December 31, 2017
U.S. government and agency securities	$158,299	$—	$409	$158,708
Corporate securities, trading loans and other	12,787	2,669	624	16,080
Equity securities	23,975	13,523	21,628	59,126
Non-U.S. sovereign debt	90,857	5,495	50	96,402
Mortgage trading loans and ABS	4,977	—	—	4,977
Total	$290,895	$21,687	$22,711	$335,293

Bank of America 86

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
Restricted Cash
At March 31, 2018 and December 31, 2017, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $16.3 billion and $18.8 billion, primarily related to cash segregated in compliance with securities regulations and cash held on deposit with the Federal Reserve and non-U.S. central banks to meet reserve requirements.
NOTE 10 Commitments and Contingencies
In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Consolidated Balance Sheet. For more information on commitments and contingencies, see Note 12 – Commitments and Contingencies to

the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.9 billion and $11.0 billion at March 31, 2018 and December 31, 2017. At March 31, 2018, the carrying value of these commitments, excluding commitments accounted for under the fair value option, was $800 million, including deferred revenue of $18 million and a reserve for unfunded lending commitments of $782 million. At December 31, 2017, the comparable amounts were $793 million, $16 million and $777 million, respectively. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
The following table also includes the notional amount of commitments of $4.4 billion and $4.8 billion at March 31, 2018 and December 31, 2017 that are accounted for under the fair value option. However, the following table excludes cumulative net fair value of $120 million at both March 31, 2018 and December 31, 2017 on these commitments, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	March 31, 2018
Notional amount of credit extension commitments
Loan commitments	$89,618	$148,332	$150,703	$24,020	$412,673
Home equity lines of credit	4,843	3,784	2,464	32,802	43,893
Standby letters of credit and financial guarantees (1)	20,833	10,062	2,687	1,345	34,927
Letters of credit	1,212	115	85	56	1,468
Legally binding commitments	116,506	162,293	155,939	58,223	492,961
Credit card lines (2)	368,608	—	—	—	368,608
Total credit extension commitments	$485,114	$162,293	$155,939	$58,223	$861,569

	December 31, 2017
Notional amount of credit extension commitments
Loan commitments	$85,804	$140,942	$147,043	$21,342	$395,131
Home equity lines of credit	6,172	4,457	2,288	31,250	44,167
Standby letters of credit and financial guarantees (1)	19,976	11,261	3,420	1,144	35,801
Letters of credit	1,291	117	129	87	1,624
Legally binding commitments	113,243	156,777	152,880	53,823	476,723
Credit card lines (2)	362,030	—	—	—	362,030
Total credit extension commitments	$475,273	$156,777	$152,880	$53,823	$838,753

(1)
The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $27.0 billion and $7.6 billion at March 31, 2018, and $27.3 billion and $8.1 billion at December 31, 2017. Amounts in the table include consumer SBLCs of $375 million and $421 million at March 31, 2018 and December 31, 2017.

(2)	Includes business card unused lines of credit.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.

87 Bank of America

Other Commitments
At March 31, 2018 and December 31, 2017, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $399 million and $344 million, and commitments to purchase commercial loans of $450 million and $994 million, which upon settlement will be included in loans or LHFS.
At March 31, 2018 and December 31, 2017, the Corporation had commitments to purchase commodities, primarily liquefied natural gas, of $1.4 billion and $1.5 billion, which upon settlement will be included in trading account assets. At March 31, 2018 and December 31, 2017, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $89.7 billion and $56.8 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $46.4 billion and $34.3 billion. These commitments expire primarily within the next 12 months.
The Corporation has entered into agreements to purchase retail automobile loans from certain auto loan originators. These agreements provide for stated purchase amounts and contain cancellation provisions that allow the Corporation to terminate its commitment to purchase at any time, with a minimum notification period. During the three months ended March 31, 2018, the Corporation’s purchase commitment was terminated. At December 31, 2017, the Corporation’s maximum purchase commitment was $345 million. In addition, the Corporation has a commitment to originate or purchase up to $3.0 billion of auto loans and leases from a strategic partner during the twelve months ending March 31, 2019. This commitment extends through November 2022 and can be terminated with 12 months prior notice.
The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $1.7 billion, $2.2 billion, $2.0 billion, $1.7 billion and $1.4 billion for the remainder of 2018 and the years through 2022, respectively, and $6.0 billion in the aggregate for all years thereafter.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At March 31, 2018 and December 31, 2017, the notional amount of these guarantees totaled $10.3 billion and $10.4 billion, and the Corporation’s maximum exposure related to these guarantees totaled $1.6 billion at both period ends, with estimated maturity dates between 2033 and 2039. The net fair value including the fee receivable associated with these guarantees was $1 million and $3 million at March 31, 2018 and December 31, 2017, and reflects the probability of surrender as well as the multiple structural protection features in the contracts.
Merchant Services
In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. If the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. For the three months ended March 31, 2018 and 2017, the sponsored entities processed and settled $200.7 billion and $186.8 billion of transactions and recorded losses of $8 million and $7 million. A significant portion of this activity was processed by a joint venture in which the Corporation holds a 49 percent ownership. The carrying value of the Corporation’s investment in the merchant services joint venture was $2.8 billion and $2.9 billion at March 31, 2018 and December 31, 2017, and is recorded in other assets on the Consolidated Balance Sheet and in All Other.
As of March 31, 2018 and December 31, 2017, the maximum
potential exposure for sponsored transactions totaled $343.3 billion and $346.4 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.
Representations and Warranties Obligations and Corporate Guarantees
For information on representations and warranties obligations and corporate guarantees and the related reserve and estimated range of possible loss, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
The reserve for representations and warranties and corporate guarantees was $2.0 billion and $1.9 billion at March 31, 2018 and December 31, 2017 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of probable incurred losses. It is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures.
Other Guarantees
The Corporation has entered into additional guarantee agreements and commitments, including sold risk participation swaps, liquidity facilities, lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $6.0 billion and $5.9 billion at March 31, 2018 and December 31, 2017. The estimated maturity dates of these obligations extend up to 2040. The Corporation has made no material payments under these guarantees.
In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non-ISDA related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.
Payment Protection Insurance Claims Matter
On June 1, 2017, the Corporation sold its non-U.S. consumer credit card business. Included in the calculation of the gain on sale, the Corporation recorded an obligation to indemnify the purchaser for substantially all payment protection insurance exposure above reserves assumed by the purchaser.

Bank of America 88

Litigation and Regulatory Matters
The following supplements the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K (the prior commitments and contingencies disclosure).
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
The Corporation establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation-related expense of $116 million and $274 million was recognized for the three months ended March 31, 2018 and 2017.
For a limited number of the matters disclosed in the prior commitments and contingencies disclosure, for which a loss, whether in excess of a related accrued liability or where there is no accrued liability, is reasonably possible in future periods, the Corporation is able to estimate a range of possible loss. In determining whether it is possible to estimate a range of possible loss, the Corporation reviews and evaluates its matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. In cases in which the Corporation possesses sufficient appropriate information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other previously disclosed matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is reasonably possible, management currently estimates the aggregate range of possible loss is $0 to $1.2 billion in excess of the accrued liability (if any) related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Therefore, this estimated range of possible loss represents what the Corporation believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Corporation’s maximum loss exposure.

Information has been provided below or in the prior commitments and contingencies disclosure regarding the nature of all of these contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described in the prior commitments and contingencies disclosure, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Corporation’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Corporation’s results of operations or liquidity for any particular reporting period.
Ambac Bond Insurance Litigation
Ambac v. Countrywide III
On March 13, 2018, the Wisconsin Supreme Court denied Ambac’s petition for review.
Deposit Insurance Assessment
On March 27, 2018, the U.S. District Court for the District of Columbia denied BANA’s partial motion to dismiss certain of the Federal Deposit Insurance Corporation’s claims.
LIBOR, Other Reference Rates, Foreign Exchange (FX) and Bond Trading Matters
On February 23, 2018, the U.S. Court of Appeals for the Second Circuit issued an opinion affirming in part and vacating in part the decision of the U.S. District Court for the Southern District of New York dismissing Securities Exchange Act and certain state law claims against the Corporation, BANA and other defendants.
On February 28, 2018, the District Court issued an opinion granting certification of a class of persons that purchased over-the-counter swaps and notes that referenced U.S. dollar LIBOR from one of the U.S. dollar LIBOR panel banks, limited to claims under Section 1 of the Sherman Act, and denying plaintiffs’ class certification motions in other respects, including with respect to other putative classes. Requests to appeal those rulings are pending in the U.S. Court of Appeals for the Second Circuit.
Mortgage Appraisal Litigation
The Corporation and certain subsidiaries are named as defendants in two putative class action lawsuits filed in U.S. District Court for the Central District of California (Waldrup and Williams, et al.). In November 2016, the actions were consolidated for pre-trial purposes. Plaintiffs allege that in fulfilling orders made by Countrywide for residential mortgage appraisal services, a former Countrywide subsidiary, LandSafe Appraisal Services, Inc., arranged for and completed appraisals that were not in compliance with applicable laws and appraisal standards. Plaintiffs seek, among other forms of relief, compensatory and treble damages.
On February 8, 2018, the District Court granted plaintiffs’ motion for class certification. Defendants’ petition for permission to appeal that ruling to the U.S. Court of Appeals for the Ninth Circuit is pending.

89 Bank of America

NOTE 11 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
April 25, 2018	June 1, 2018	June 29, 2018	$0.12
January 31, 2018	March 2, 2018	March 30, 2018	0.12

(1)	In 2018, and through April 30, 2018.
The Corporation’s 2017 Comprehensive Capital Analysis and Review (CCAR) capital plan included a request to repurchase $12.0 billion of common stock from July 1, 2017 through June 30, 2018, plus repurchases expected to be approximately $900 million to offset the effect of equity-based compensation plans during the same period. The common stock repurchase authorization includes both common stock and warrants. The Corporation’s 2017 capital plan also included a request to increase the quarterly common stock dividend from $0.075 per share to $0.12 per share. On December 5, 2017, following approval by the Federal Reserve, the Board authorized the repurchase of an additional $5.0 billion of common stock through June 30, 2018. During the three months ended March 31, 2018, the Corporation repurchased and retired 153 million shares of common stock, which reduced shareholders’ equity by $4.9 billion.
The Corporation has warrants outstanding and exercisable to purchase 122 million shares of its common stock expiring on October 28, 2018, and warrants outstanding and exercisable to purchase 142 million shares of common stock expiring on January 16, 2019. These warrants were originally issued in connection with preferred stock issuances to the U.S. Department of the Treasury in 2009 and 2008, and are listed on the New York Stock Exchange. The exercise price of the warrants expiring on January 16, 2019 is subject to continued adjustment each time the quarterly cash dividend is in excess of $0.01 per common share to compensate the holders of the warrants for dilution resulting from an increased dividend. As a result of the Corporation’s first-quarter 2018 dividend of $0.12 per common share, the exercise price of the warrants expiring on January 16, 2019 was adjusted to $12.713 per share. The warrants expiring on October 28, 2018, which have an exercise price of $30.79 per share, also contain this anti-dilution provision except the adjustment is triggered only when the Corporation declares quarterly dividends at a level greater than $0.32 per common share.
During the three months ended March 31, 2018, in connection with employee stock plans, the Corporation issued 66 million shares and repurchased 25 million shares of its common stock to satisfy tax withholding obligations. At March 31, 2018, the Corporation had reserved 804 million unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.
Preferred Stock
During the three months ended March 31, 2018, the Corporation declared $428 million of cash dividends on preferred stock. On March 15, 2018, the Corporation issued 94,000 shares of 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series FF for $2.35 billion. Dividends are paid semi-annually commencing on September 15, 2018 through March 15, 2028 and quarterly thereafter beginning on June 15, 2028. The Series FF preferred stock has a liquidation preference of $25,000 per share and is subject to certain restrictions in the event that the Corporation fails to declare and pay full dividends.
Restricted Stock Units
During the three months ended March 31, 2018, the Corporation granted 71 million restricted stock unit (RSU) awards to certain employees under the Bank of America Corporation Key Employee Equity Plan. These awards were authorized to settle predominantly in shares of common stock of the Corporation and will be expensed based on the grant-date fair value of the shares. Certain RSUs will be settled in cash or contain settlement provisions that subject these awards to variable accounting whereby compensation expense is adjusted to fair value based on changes in the share price of the Corporation’s common stock up to the settlement date. Of the RSUs granted, 63 million will vest in one-third increments on each of the first three anniversaries of the grant date provided that the employee remains continuously employed with the Corporation during that time, and will be expensed ratably over the vesting period, net of estimated forfeitures, for non-retirement eligible employees. For RSUs granted to employees who are retirement eligible, the awards are deemed authorized as of the beginning of the year preceding the grant date when the incentive award plans are generally approved. As a result, the estimated value is expensed ratably over the year preceding the grant date. Additionally, eight million of the RSUs granted will vest in one-fourth increments on each of the first four anniversaries of the grant date provided that the employee remains continuously employed with the Corporation during that time, and will be expensed ratably over the vesting period, net of estimated forfeitures. For additional information, see Note 18 – Stock-based Compensation Plans to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

Bank of America 90

NOTE 12 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for the three months ended March 31, 2018 and 2017.

(Dollars in millions)	Debt and Equity Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2016	$(1,267)	$(767)	$(895)	$(3,480)	$(879)	$(7,288)
Net change	(99)	9	38	27	(3)	(28)
Balance, March 31, 2017	$(1,366)	$(758)	$(857)	$(3,453)	$(882)	$(7,316)

Balance, December 31, 2017	$(1,206)	$(1,060)	$(831)	$(3,192)	$(793)	$(7,082)
Accounting change related to certain tax effects (1)	(393)	(220)	(189)	(707)	239	(1,270)
Cumulative adjustment for hedge accounting change (2)	—	—	57	—	—	57
Net change	(3,963)	273	(275)	30	(48)	(3,983)
Balance, March 31, 2018	$(5,562)	$(1,007)	$(1,238)	$(3,869)	$(602)	$(12,278)
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI before- and after-tax for the three months ended March 31, 2018 and 2017.

Changes in OCI Components Before- and After-tax

	Before- tax	Tax effect	After- tax	Before- tax	Tax effect	After- tax
	Three Months Ended March 31
(Dollars in millions)	2018			2017
Debt and equity securities:
Net decrease in fair value	$(5,323)	$1,360	$(3,963)	$(124)	$53	$(71)
Net realized gains reclassified into earnings (3)	(2)	2	—	(45)	17	(28)
Net change	(5,325)	1,362	(3,963)	(169)	70	(99)
Debit valuation adjustments:
Net increase in fair value	342	(82)	260	9	(4)	5
Net realized losses reclassified into earnings (3)	17	(4)	13	6	(2)	4
Net change	359	(86)	273	15	(6)	9
Derivatives:
Net decrease in fair value	(424)	131	(293)	(9)	3	(6)
Reclassifications into earnings:
Net interest income	50	(12)	38	112	(42)	70
Personnel expense	(27)	7	(20)	(42)	16	(26)
Net realized losses reclassified into earnings	23	(5)	18	70	(26)	44
Net change	(401)	126	(275)	61	(23)	38
Employee benefit plans:
Reclassifications into earnings:
Prior service cost	(1)	—	(1)	1	—	1
Net actuarial losses	42	(11)	31	42	(16)	26
Net realized losses reclassified into earnings (4)	41	(11)	30	43	(16)	27
Settlements, curtailments and other	—	—	—	—	—	—
Net change	41	(11)	30	43	(16)	27
Foreign currency:
Net decrease in fair value	(82)	34	(48)	(131)	108	(23)
Net realized (gains) losses reclassified into earnings (3)	1	(1)	—	(12)	32	20
Net change	(81)	33	(48)	(143)	140	(3)
Total other comprehensive income (loss)	$(5,407)	$1,424	$(3,983)	$(193)	$165	$(28)

(1)
Effective January 1, 2018, the Corporation adopted the new accounting standard on tax effects in accumulated OCI related to the Tax Act. Accordingly, certain tax effects were reclassified from accumulated OCI to retained earnings. For additional information, see Note 1 – Summary of Significant Accounting Principles.

(2)	Reflects the Corporation’s adoption of the new hedge accounting standard. For additional information, see Note 1 – Summary of Significant Accounting Principles.

(3)	Reclassifications of pretax debt and equity securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.

(4)	Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.

91 Bank of America

NOTE 13 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for the three months ended March 31, 2018 and 2017 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

	Three Months Ended March 31
(In millions, except per share information)	2018	2017
Earnings per common share
Net income	$6,918	$5,337
Preferred stock dividends	(428)	(502)
Net income applicable to common shareholders	$6,490	$4,835
Average common shares issued and outstanding	10,322.4	10,099.6
Earnings per common share	$0.63	$0.48

Diluted earnings per common share
Net income applicable to common shareholders	$6,490	$4,835
Add preferred stock dividends due to assumed conversions (1)	—	75
Net income allocated to common shareholders	$6,490	$4,910
Average common shares issued and outstanding	10,322.4	10,099.6
Dilutive potential common shares (2)	150.3	820.1
Total diluted average common shares issued and outstanding	10,472.7	10,919.7
Diluted earnings per common share	$0.62	$0.45

(1)	Represents the Series T dividends under the “if-converted” method prior to conversion.

(2)	Includes incremental dilutive shares from RSUs, restricted stock and warrants.
The Corporation previously issued warrants to purchase 700 million shares of the Corporation’s common stock to the holders of the Series T 6% Non-cumulative preferred stock (Series T). In the third quarter of 2017, the Series T holders exercised the warrants and acquired the 700 million shares of the Corporation’s common stock. For the three months ended March 31, 2017, the 700 million average dilutive potential common shares were included in the diluted share count under the “if-converted” method.
For the three months ended March 31, 2018 and 2017, 62 million average dilutive potential common shares associated with the Series L preferred stock were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method. For the three months ended March 31, 2018 and 2017, average options to purchase seven million and 30 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method. For the three months ended March 31, 2018, average warrants to purchase 264 million shares of common stock were included in the diluted EPS calculation under the treasury stock method compared to 150 million shares of common stock for the three months ended March 31, 2017. For the three months ended March 31, 2017, average warrants to purchase 122 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method.

NOTE 14 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards and conducts a review of its fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are considered to be effective as of the beginning of the quarter in which they occur. During the three months ended March 31, 2018, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
For more information regarding the fair value hierarchy and how the Corporation measures fair value and valuation processes and techniques, see Note 1 – Summary of Significant Accounting Principles and Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K. The Corporation accounts for certain financial instruments under the fair value option. For additional information, see Note 15 – Fair Value Option.

Bank of America 92

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at March 31, 2018 and December 31, 2017, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	March 31, 2018
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$68,556	$—	$—	$68,556
Trading account assets:
U.S. Treasury and agency securities (2)	35,219	2,473	—	—	37,692
Corporate securities, trading loans and other	—	31,556	1,716	—	33,272
Equity securities	40,949	24,724	212	—	65,885
Non-U.S. sovereign debt	7,459	25,381	401	—	33,241
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed (2)	—	18,380	—	—	18,380
Mortgage trading loans, ABS and other MBS	—	8,635	1,372	—	10,007
Total trading account assets (3)	83,627	111,149	3,701	—	198,477
Derivative assets (4)	9,873	345,940	4,545	(312,489)	47,869
AFS debt securities:
U.S. Treasury and agency securities	51,412	1,560	—	—	52,972
Mortgage-backed securities:
Agency	—	184,111	—	—	184,111
Agency-collateralized mortgage obligations	—	6,398	—	—	6,398
Non-agency residential	—	2,604	—	—	2,604
Commercial	—	13,559	—	—	13,559
Non-U.S. securities	751	6,151	23	—	6,925
Other taxable securities	—	4,671	43	—	4,714
Tax-exempt securities	—	19,077	—	—	19,077
Total AFS debt securities	52,163	238,131	66	—	290,360
Other debt securities carried at fair value:
Mortgage-backed securities:
Non-agency residential	—	2,736	—	—	2,736
Non-U.S. securities	8,621	1,355	—	—	9,976
Other taxable securities	—	226	—	—	226
Total other debt securities carried at fair value	8,621	4,317	—	—	12,938
Loans and leases	—	5,463	526	—	5,989
Loans held-for-sale	—	2,406	685	—	3,091
Other assets (5)	15,376	1,904	3,295	—	20,575
Total assets	$169,660	$777,866	$12,818	$(312,489)	$647,855
Liabilities
Interest-bearing deposits in U.S. offices	$—	$435	$—	$—	$435
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	35,116	—	—	35,116
Trading account liabilities:
U.S. Treasury and agency securities	15,205	293	—	—	15,498
Equity securities	43,434	5,061	—	—	48,495
Non-U.S. sovereign debt	17,210	11,080	—	—	28,290
Corporate securities and other	—	7,909	26	—	7,935
Total trading account liabilities	75,849	24,343	26	—	100,218
Derivative liabilities (4)	9,374	325,832	5,683	(306,989)	33,900
Short-term borrowings	—	2,284	—	—	2,284
Accrued expenses and other liabilities	18,131	2,037	8	—	20,176
Long-term debt	—	28,711	1,351	—	30,062
Total liabilities	$103,354	$418,758	$7,068	$(306,989)	$222,191

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $19.1 billion of GSE obligations.

(3)
Includes securities with a fair value of $16.4 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet.

(4)
During the three months ended March 31, 2018, $364 million of derivative assets and $188 million of derivative liabilities were transferred from Level 1 to Level 2 and $916 million of derivative assets and $663 million of derivative liabilities were transferred from Level 2 to Level 1 based on the observability of inputs used to measure fair value. For further disaggregation of derivative assets and liabilities, see Note 3 – Derivatives.

(5)	Includes MSRs of $2.3 billion.

93 Bank of America

	December 31, 2017
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$52,906	$—	$—	$52,906
Trading account assets:
U.S. Treasury and agency securities (2, 3)	38,720	1,922	—	—	40,642
Corporate securities, trading loans and other	—	28,714	1,864	—	30,578
Equity securities (3)	60,747	23,958	235	—	84,940
Non-U.S. sovereign debt (3)	6,545	15,839	556	—	22,940
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed (2)	—	20,586	—	—	20,586
Mortgage trading loans, ABS and other MBS	—	8,174	1,498	—	9,672
Total trading account assets (4)	106,012	99,193	4,153	—	209,358
Derivative assets (3)	6,305	341,178	4,067	(313,788)	37,762
AFS debt securities:
U.S. Treasury and agency securities	51,915	1,608	—	—	53,523
Mortgage-backed securities:
Agency	—	192,929	—	—	192,929
Agency-collateralized mortgage obligations	—	6,804	—	—	6,804
Non-agency residential	—	2,669	—	—	2,669
Commercial	—	13,684	—	—	13,684
Non-U.S. securities	772	5,880	25	—	6,677
Other taxable securities	—	5,261	509	—	5,770
Tax-exempt securities	—	20,106	469	—	20,575
Total AFS debt securities	52,687	248,941	1,003	—	302,631
Other debt securities carried at fair value:
Mortgage-backed securities:
Agency-collateralized mortgage obligations	—	5	—	—	5
Non-agency residential	—	2,764	—	—	2,764
Non-U.S. securities	8,191	1,297	—	—	9,488
Other taxable securities	—	229	—	—	229
Total other debt securities carried at fair value	8,191	4,295	—	—	12,486
Loans and leases	—	5,139	571	—	5,710
Loans held-for-sale	—	1,466	690	—	2,156
Other assets (5)	19,367	789	2,425	—	22,581
Total assets	$192,562	$753,907	$12,909	$(313,788)	$645,590
Liabilities
Interest-bearing deposits in U.S. offices	$—	$449	$—	$—	$449
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	36,182	—	—	36,182
Trading account liabilities:
U.S. Treasury and agency securities	17,266	734	—	—	18,000
Equity securities (3)	33,019	3,885	—	—	36,904
Non-U.S. sovereign debt (3)	11,976	7,382	—	—	19,358
Corporate securities and other	—	6,901	24	—	6,925
Total trading account liabilities	62,261	18,902	24	—	81,187
Derivative liabilities (3)	6,029	334,261	5,781	(311,771)	34,300
Short-term borrowings	—	1,494	—	—	1,494
Accrued expenses and other liabilities	21,887	945	8	—	22,840
Long-term debt	—	29,923	1,863	—	31,786
Total liabilities	$90,177	$422,156	$7,676	$(311,771)	$208,238

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $21.3 billion of GSE obligations.

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

(5)	Includes MSRs of $2.3 billion.

Bank of America 94

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2018 and 2017, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements for the Three Months Ended March 31, 2018 (1)

(Dollars in millions)	Balance January 1 2018	Total Realized/Unrealized Gains (Losses) (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance March 31 2018	Change in Unrealized Gains (Losses) Related to Financial Instruments Still Held (2)
				Purchases	Sales	Issuances	Settlements
Trading account assets:
Corporate securities, trading loans and other	$1,864	$9	$—	$193	$(136)	$—	$(139)	$103	$(178)	$1,716	$(15)
Equity securities	235	8	—	6	(7)	—	—	1	(31)	212	8
Non-U.S. sovereign debt	556	16	2	—	(50)	—	(8)	—	(115)	401	16
Mortgage trading loans, ABS and other MBS	1,498	99	3	125	(320)	—	(69)	94	(58)	1,372	83
Total trading account assets	4,153	132	5	324	(513)	—	(216)	198	(382)	3,701	92
Net derivative assets (4)	(1,714)	495	—	153	(262)	—	202	71	(83)	(1,138)	517
AFS debt securities:
Non-U.S. securities	25	—	—	—	—	—	(2)	—	—	23	—
Other taxable securities	509	1	—	—	—	—	(7)	—	(460)	43	—
Tax-exempt securities	469	—	—	—	—	—	—	—	(469)	—	—
Total AFS debt securities (5)	1,003	1	—	—	—	—	(9)	—	(929)	66	—
Loans and leases (6, 7)	571	(16)	—	—	(4)	—	(25)	—	—	526	(16)
Loans held-for-sale (6)	690	24	—	12	—	—	(41)	—	—	685	21
Other assets (5, 7, 8)	2,425	192	—	—	(38)	29	(242)	929	—	3,295	120
Trading account liabilities – Corporate securities and other	(24)	1	—	—	(2)	(1)	—	—	—	(26)	1
Accrued expenses and other liabilities (6)	(8)	—	—	—	—	—	—	—	—	(8)	—
Long-term debt (6)	(1,863)	23	1	5	—	(67)	172	(33)	411	(1,351)	26

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)
Includes gains (losses) reported in earnings in the following income statement line items: Trading account assets/liabilities - primarily trading account profits; Net derivative assets - primarily trading account profits and other income; Other assets - primarily other income related to MSRs; Long-term debt - primarily trading account profits. For MSRs, the amounts reflect the changes in modeled MSR fair value due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve, and periodic adjustments to the valuation model to reflect changes in the modeled relationships between inputs and projected cash flows, as well as changes in cash flow assumptions including cost to service.

(3)
Includes unrealized gains (losses) in OCI on foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

(4)	Net derivatives include derivative assets of $4.5 billion and derivative liabilities of $5.7 billion.

(5)	Transfer relates to the reclassification of certain securities.

(6)	Amounts represent instruments that are accounted for under the fair value option.

(7)	Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.

(8)	Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.
Transfers into Level 3, primarily due to decreased price observability, during the three months ended March 31, 2018 included $198 million of trading account assets.
Transfers out of Level 3, primarily due to increased price observability, during the three months ended March 31, 2018 included $382 million of trading account assets and $411 million of long-term debt. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

95 Bank of America

Level 3 – Fair Value Measurements for the Three Months Ended March 31, 2017 (1)

	Balance January 1 2017	Total Realized/Unrealized Gains (Losses) (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance March 31 2017	Change in Unrealized Gains (Losses) Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Trading account assets:
Corporate securities, trading loans and other	$2,777	$84	$—	$199	$(480)	$—	$(127)	$75	$(499)	$2,029	$56
Equity securities	281	12	—	20	(17)	—	(10)	72	(70)	288	8
Non-U.S. sovereign debt	510	19	10	—	(9)	—	(6)	3	—	527	19
Mortgage trading loans, ABS and other MBS	1,211	107	—	339	(375)	—	(54)	28	(41)	1,215	74
Total trading account assets	4,779	222	10	558	(881)	—	(197)	178	(610)	4,059	157
Net derivative assets (4)	(1,313)	(474)	—	200	(247)	—	170	29	(30)	(1,665)	(489)
AFS debt securities:
Non-U.S. securities	229	—	3	20	—	—	(45)	—	—	207	—
Other taxable securities	594	3	4	—	—	—	(22)	—	—	579	—
Tax-exempt securities	542	—	2	—	(56)	—	(3)	35	—	520	—
Total AFS debt securities	1,365	3	9	20	(56)	—	(70)	35	—	1,306	—
Other debt securities carried at fair value – Non-agency residential MBS	25	(1)	—	—	—	—	—	—	—	24	—
Loans and leases (5, 6)	720	12	—	—	—	—	(30)	—	—	702	12
Loans held-for-sale (5)	656	29	6	—	(136)	—	(60)	315	(18)	792	22
Other assets (6, 7)	2,986	(33)	—	—	5	75	(192)	—	—	2,841	(123)
Federal funds purchased and securities loaned or sold under agreements to repurchase (5)	(359)	1	—	—	—	(2)	28	—	106	(226)	1
Trading account liabilities – Corporate securities and other	(27)	2	—	—	(10)	—	—	—	—	(35)	2
Accrued expenses and other liabilities (5)	(9)	—	—	—	—	—	—	—	—	(9)	—
Long-term debt (5)	(1,514)	(83)	7	11	—	(130)	159	(178)	68	(1,660)	(83)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)
Includes gains (losses) reported in earnings in the following income statement line items: Trading account assets/liabilities - trading account profits; Net derivative assets - primarily trading account profits and other income; Other assets - primarily other income related to MSRs; Long-term debt - primarily trading account profits. For MSRs, the amounts reflect the changes in modeled MSR fair value due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve, and periodic adjustments to the valuation model to reflect changes in the modeled relationships between inputs and projected cash flows, as well as changes in cash flow assumptions including cost to service.

(3)
Includes gains (losses) in OCI related to unrealized gains (losses) on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

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

Bank of America 96

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at March 31, 2018 and December 31, 2017.

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2018

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$845	Discounted cash flow	Yield	0% to 25%	6%
Trading account assets – Mortgage trading loans, ABS and other MBS	318		Prepayment speed	0% to 20% CPR	11%
Loans and leases	525		Default rate	0% to 2% CDR	1%
Loans held-for-sale	2		Loss severity	0% to 52%	17%
Instruments backed by commercial real estate assets	$299	Discounted cash flow	Yield	0% to 25%	9%
Trading account assets – Corporate securities, trading loans and other	265		Price	$0 to $100	$67
Trading account assets – Mortgage trading loans, ABS and other MBS	34
Commercial loans, debt securities and other	$3,592	Discounted cash flow, Market comparables	Yield	0% to 12%	5%
Trading account assets – Corporate securities, trading loans and other	1,444		Prepayment speed	10% to 20%	15%
Trading account assets – Non-U.S. sovereign debt	401		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, ABS and other MBS	1,020		Loss severity	35% to 40%	38%
AFS debt securities – Other taxable securities	43		Price	$0 to $141	$66
Loans and leases	1
Loans held-for-sale	683
Other assets, primarily auction rate securities	$999	Discounted cash flow, Market comparables	Price	$10 to $100	$96

MSRs	$2,296	Discounted cash flow	Weighted-average life, fixed rate (4)	0 to 14 years	6 years
			Weighted-average life, variable rate (4)	0 to 10 years	3 years
			Option Adjusted Spread, fixed rate	9% to 14%	10%
			Option Adjusted Spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(1,351)	Discounted cash flow, Market comparables, Industry standard derivative pricing (2)	Equity correlation	7% to 100%	68%
			Long-dated equity volatilities	4% to 70%	23%
			Yield	7.5%	n/a
			Price	$0 to $100	$73
Net derivative assets
Credit derivatives	$(298)	Discounted cash flow, Stochastic recovery correlation model	Yield	2% to 4%	3%
			Upfront points	0 points to 100 points	71 points
			Credit correlation	22% to 80%	38%
			Prepayment speed	15% to 20% CPR	15%
			Default rate	1% to 4% CDR	2%
			Loss severity	35%	n/a
			Price	$1 to $83	$73
Equity derivatives	$(1,508)	Industry standard derivative pricing (2)	Equity correlation	7% to 100%	68%
			Long-dated equity volatilities	4% to 70%	23%
Commodity derivatives	$2	Discounted cash flow, Industry standard derivative pricing (2)	Natural gas forward price	$1/MMBtu to $5/MMBtu	$3/MMBtu
			Correlation	65% to 93%	79%
			Volatilities	11% to 196%	60%
Interest rate derivatives	$666	Industry standard derivative pricing (3)	Correlation (IR/IR)	15% to 70%	43%
			Correlation (FX/IR)	0% to 46%	1%
			Long-dated inflation rates	-18% to 34%	2%
			Long-dated inflation volatilities	0% to 1%	1%
Total net derivative assets	$(1,138)

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 93: Trading account assets – Corporate securities, trading loans and other of $1.7 billion, Trading account assets – Non-U.S. sovereign debt of $401 million, Trading account assets – Mortgage trading loans, ABS and other MBS of $1.4 billion, Other assets of $999 million, Loans and leases of $526 million and LHFS of $685 million.

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

97 Bank of America

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

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 94: Trading account assets – Corporate securities, trading loans and other of $1.9 billion, Trading account assets – Non-U.S. sovereign debt of $556 million, Trading account assets – Mortgage trading loans, ABS and other MBS of $1.5 billion, AFS debt securities – Other taxable securities of $509 million, AFS debt securities – Tax-exempt securities of $469 million, Loans and leases of $571 million and LHFS of $690 million.

(2)	Includes models such as Monte Carlo simulation and Black-Scholes.

(3)	Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.

(4)	The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable

Bank of America 98

Sensitivity of Fair Value Measurements to Changes in Unobservable Inputs
For information on the types of instruments, valuation approaches and the impact of changes in unobservable inputs used in Level 3 measurements, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
Mortgage Servicing Rights
The weighted-average lives and fair value of MSRs are sensitive to changes in modeled assumptions. The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions. The weighted-average life represents the average period of time that the MSRs’ cash flows are expected to be received. Absent other changes, an increase (decrease) to the weighted-average life would generally result in an increase (decrease) in the fair value of the MSRs. For example, a 10 percent or 20 percent decrease in prepayment rates, which impacts the weighted-average life, could result in an increase in fair value of $72 million or $149 million, while a 10 percent or

20 percent increase in prepayment rates could result in a decrease in fair value of $67 million or $129 million. A 100 bp or 200 bp decrease in option-adjusted spread (OAS) levels could result in an increase in fair value of $70 million or $146 million, while a 100 bp or 200 bp increase in OAS levels could result in a decrease in fair value of $66 million or $127 million. These sensitivities are hypothetical and actual amounts may vary materially. For more information on variations in assumptions and sensitivities on MSRs, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value, but only in certain situations (e.g., impairment) and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2018 and 2017.

Assets Measured at Fair Value on a Nonrecurring Basis

	March 31, 2018		Three Months Ended March 31, 2018
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$13	$—	$(2)
Loans and leases (1)	—	273	(98)
Foreclosed properties (2, 3)	—	61	(17)
Other assets	47	—	(7)

	March 31, 2017		Three Months Ended March 31, 2017
Assets
Loans held-for-sale	$69	$18	$(4)
Loans and leases (1)	—	438	(123)
Foreclosed properties (2, 3)	—	82	(25)
Other assets	91	—	(86)

(1)	Includes $45 million and $46 million of losses on loans that were written down to a collateral value of zero during the three months ended March 31, 2018 and 2017.

(2)
Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.

(3)	Excludes $680 million and $1.1 billion of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at March 31, 2018 and 2017.
The table below presents information about significant unobservable inputs related to the Corporation’s nonrecurring Level 3 financial assets and liabilities at March 31, 2018 and December 31, 2017. Loans and leases backed by residential real estate assets represent residential mortgages where the loan has been written down to the fair value of the underlying collateral.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
(Dollars in millions)	March 31, 2018
Loans and leases backed by residential real estate assets	$273	Market comparables	OREO discount	13% to 59%	23%
			Costs to sell	8% to 26%	9%

	December 31, 2017
Loans and leases backed by residential real estate assets	$894	Market comparables	OREO discount	15% to 58%	23%
			Costs to sell	5% to 49%	7%

99 Bank of America

NOTE 15 Fair Value Option
The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at March 31, 2018 and December 31, 2017, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three months ended March 31, 2018 and 2017.

Fair Value Option Elections

	March 31, 2018			December 31, 2017
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$68,556	$68,539	$17	$52,906	$52,907	$(1)
Loans reported as trading account assets (1)	5,939	13,419	(7,480)	5,735	11,804	(6,069)
Trading inventory – other	12,622	n/a	n/a	12,027	n/a	n/a
Consumer and commercial loans	5,989	6,026	(37)	5,710	5,744	(34)
Loans held-for-sale	3,091	4,639	(1,548)	2,156	3,717	(1,561)
Other assets	3	n/a	n/a	3	n/a	n/a
Long-term deposits	435	414	21	449	421	28
Federal funds purchased and securities loaned or sold under agreements to repurchase	35,116	35,127	(11)	36,182	36,187	(5)
Short-term borrowings	2,284	2,284	—	1,494	1,494	—
Unfunded loan commitments	120	n/a	n/a	120	n/a	n/a
Long-term debt (2)	30,062	30,381	(319)	31,786	31,512	274

(1)
A significant portion of the loans reported as trading account assets are distressed loans that trade and were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.

(2)	Includes structured liabilities with a fair value of $29.7 billion and $31.4 billion, and contractual principal outstanding of $30.0 billion and $31.1 billion at March 31, 2018 and December 31, 2017.
n/a = not applicable

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended March 31, 2018
(Dollars in millions)	Trading Account Profits	Other Income	Total
Loans reported as trading account assets	$103	$—	$103
Trading inventory – other (1)	595	—	595
Consumer and commercial loans	106	(21)	85
Loans held-for-sale (2)	1	—	1
Long-term debt (3, 4)	819	(41)	778
Other (5)	7	8	15
Total	$1,631	$(54)	$1,577

	Three Months Ended March 31, 2017
Loans reported as trading account assets	$150	$—	$150
Trading inventory – other (1)	1,151	—	1,151
Consumer and commercial loans	5	19	24
Loans held-for-sale (2)	1	84	85
Long-term debt (3, 4)	(162)	(37)	(199)
Other (5)	(58)	43	(15)
Total	$1,087	$109	$1,196

(1)	The gains in trading account profits are primarily offset by losses on trading liabilities that hedge these assets.

(2)	Includes the value of IRLCs on funded loans, including those sold during the period.

(3)
The majority of the net gains (losses) in trading account profits relate to the embedded derivatives in structured liabilities and are offset by gains (losses) on derivatives and securities that hedge these liabilities.

(4)
For the cumulative impact of changes in the Corporation’s own credit spreads and the amount recognized in accumulated OCI, see Note 12 – Accumulated Other Comprehensive Income (Loss). For additional information on how the Corporation’s own credit spread is determined, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

(5)
Includes gains (losses) on federal funds sold and securities borrowed or purchased under agreements to resell, long-term deposits, federal funds purchased and securities loaned or sold under agreements to repurchase, short-term borrowings and unfunded loan commitments.

Bank of America 100

Gains (Losses) Related to Borrower-specific Credit Risk for Assets Accounted for Under the Fair Value Option

	Three Months Ended March 31
(Dollars in millions)	2018	2017
Loans reported as trading account assets	$13	$13
Consumer and commercial loans	(17)	19
Loans held-for-sale	(3)	—
NOTE 16 Fair Value of Financial Instruments
The following disclosures include financial instruments that are not carried at fair value or only a portion of the ending balance at March 31, 2018 and December 31, 2017 is carried at fair value on the Consolidated Balance Sheet. Certain loans, deposits, long-term debt and loan commitments are accounted for under the fair value option. For additional information, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at March 31, 2018 and December 31, 2017 are presented in the following table.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	March 31, 2018
Financial assets
Loans	$902,219	$67,137	$841,274	$908,411
Loans held-for-sale	9,227	8,377	1,530	9,907
Financial liabilities
Deposits (1)	1,328,664	1,327,961	—	1,327,961
Long-term debt	232,256	237,851	1,351	239,202
Commercial unfunded lending commitments (2)	902	120	4,253	4,373

	December 31, 2017
Financial assets
Loans	$904,399	$68,586	$849,576	$918,162
Loans held-for-sale	11,430	10,521	909	11,430
Financial liabilities
Deposits (1)	1,309,545	1,309,398	—	1,309,398
Long-term debt	227,402	235,126	1,863	236,989
Commercial unfunded lending commitments (2)	897	120	3,908	4,028
(1) Includes demand deposits of $528.9 billion and $519.6 billion with no stated maturities at March 31, 2018 and December 31, 2017.
(2) The carrying value is included in accrued expenses and other liabilities on the Consolidated Balance Sheet. For more information on commitments, see Note 10 – Commitments and Contingencies.
NOTE 17 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, GWIM, Global Banking and Global Markets, with the remaining operations recorded in All Other. For additional information, see Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K. The following tables present net income (loss) and the components thereto (with net interest income on an FTE basis) for the three months ended March 31, 2018 and 2017 and total assets at March 31, 2018 and 2017 for each business segment, as well as All Other, including a reconciliation of the four business segments’ total revenue, net of interest expense, on an FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet.

101 Bank of America

Results of Business Segments and All Other

At and for the three months ended March 31	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2018	2017	2018	2017	2018	2017
Net interest income (FTE basis)	$11,758	$11,255	$6,510	$5,781	$1,594	$1,560
Noninterest income	11,517	11,190	2,522	2,503	3,262	3,032
Total revenue, net of interest expense (FTE basis)	23,275	22,445	9,032	8,284	4,856	4,592
Provision for credit losses	834	835	935	838	38	23
Noninterest expense	13,897	14,093	4,480	4,410	3,428	3,329
Income before income taxes (FTE basis)	8,544	7,517	3,617	3,036	1,390	1,240
Income tax expense (FTE basis)	1,626	2,180	922	1,144	355	467
Net income	$6,918	$5,337	$2,695	$1,892	$1,035	$773
Period-end total assets	$2,328,478	$2,247,794	$774,256	$734,087	$279,331	$291,177

	Global Banking		Global Markets		All Other
	2018	2017	2018	2017	2018	2017
Net interest income (FTE basis)	$2,640	$2,602	$870	$1,049	$144	$263
Noninterest income (loss)	2,294	2,353	3,916	3,659	(477)	(357)
Total revenue, net of interest expense (FTE basis)	4,934	4,955	4,786	4,708	(333)	(94)
Provision for credit losses	16	17	(3)	(17)	(152)	(26)
Noninterest expense	2,195	2,163	2,818	2,757	976	1,434
Income (loss) before income taxes (FTE basis)	2,723	2,775	1,971	1,968	(1,157)	(1,502)
Income tax expense (benefit) (FTE basis)	707	1,046	513	671	(871)	(1,148)
Net income (loss)	$2,016	$1,729	$1,458	$1,297	$(286)	$(354)
Period-end total assets	$424,134	$416,763	$648,605	$604,014	$202,152	$201,753

Business Segment Reconciliations

	Three Months Ended March 31
	2018	2017
Segments’ total revenue, net of interest expense (FTE basis)	$23,608	$22,539
Adjustments (2):
ALM activities	116	(45)
Liquidating businesses and other	(449)	(49)
FTE basis adjustment	(150)	(197)
Consolidated revenue, net of interest expense	$23,125	$22,248
Segments’ total net income	7,204	5,691
Adjustments, net-of-taxes (2):
ALM activities	(54)	(179)
Liquidating businesses and other	(232)	(175)
Consolidated net income	$6,918	$5,337

	March 31
	2018	2017
Segments’ total assets	$2,126,326	$2,046,041
Adjustments (2):
ALM activities, including securities portfolio	659,849	633,028
Liquidating businesses and other (3)	85,631	112,153
Elimination of segment asset allocations to match liabilities	(543,328)	(543,428)
Consolidated total assets	$2,328,478	$2,247,794

(1)	There were no material intersegment revenues.

(2)	Adjustments include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

(3)	At March 31, 2017, includes assets of the non-U.S. consumer credit card business which were included in assets of business held for sale on the Consolidated Balance Sheet.

Bank of America 102

The table below presents noninterest income and the components thereto for the three months ended March 31, 2018 and 2017 for each business segment, as well as All Other. For additional information, see Note 1 – Summary of Significant Accounting Principles and Note 2 – Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Three Months Ended March 31
(Dollars in millions)	2018	2017	2018	2017	2018	2017
Card income
Interchange fees	$971	$958	$804	$784	$11	$26
Other card income	486	491	475	440	10	10
Total card income	1,457	1,449	1,279	1,224	21	36
Service charges
Deposit-related fees	1,646	1,653	1,044	1,050	19	20
Lending-related fees	275	265	—	—	—	—
Total service charges	1,921	1,918	1,044	1,050	19	20
Investment and brokerage services
Asset management fees	2,564	2,200	36	33	2,528	2,167
Brokerage fees	1,100	1,217	46	49	512	624
Total investment and brokerage services	3,664	3,417	82	82	3,040	2,791
Investment banking income
Underwriting income	740	779	—	—	84	51
Syndication fees	316	400	—	—	—	—
Financial advisory services	297	405	—	—	—	—
Total investment banking income	1,353	1,584	—	—	84	51
Trading account profits	2,699	2,331	2	—	29	59
Other income	423	491	115	147	69	75
Total noninterest income	$11,517	$11,190	$2,522	$2,503	$3,262	$3,032

	Global Banking		Global Markets		All Other
	Three Months Ended March 31
	2018	2017	2018	2017	2018	2017
Card income
Interchange fees	$134	$121	$22	$22	$—	$5
Other card income	1	4	—	—	—	37
Total card income	135	125	22	22	—	42
Service charges
Deposit-related fees	538	544	40	33	5	6
Lending-related fees	225	221	50	44	—	—
Total service charges	763	765	90	77	5	6
Investment and brokerage services
Asset management fees	—	—	—	—	—	—
Brokerage fees (1)	25	17	488	531	29	(4)
Total investment and brokerage services	25	17	488	531	29	(4)
Investment banking income
Underwriting income (1)	161	150	579	636	(84)	(58)
Syndication fees	298	379	18	21	—	—
Financial advisory services	285	396	12	9	—	—
Total investment banking income	744	925	609	666	(84)	(58)
Trading account profits	61	32	2,703	2,177	(96)	63
Other income	566	489	4	186	(331)	(406)
Total noninterest income	$2,294	$2,353	$3,916	$3,659	$(477)	$(357)

(1)	All Other Includes eliminations of intercompany transactions.

103 Bank of America

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
Brokerage and Other Assets – Non-discretionary client assets which are held in brokerage accounts or held for safekeeping.
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

Bank of America 104

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
AUM	Assets under management
BANA	Bank of America, National Association
BHC	Bank holding company
bps	basis points
CCAR	Comprehensive Capital Analysis and Review
CDO	Collateralized debt obligation
CDS	Credit default swap
CLO	Collateralized loan obligation
CLTV	Combined loan-to-value
CVA	Credit valuation adjustment
DVA	Debit valuation adjustment
EPS	Earnings per common share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Freddie Mac
FICC	Fixed-income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
FVA	Funding valuation adjustment
GAAP	Accounting principles generally accepted in the United States of America
GLS	Global Liquidity Sources
GNMA	Government National Mortgage Association
GSE	Government-sponsored enterprise
G-SIB	Global systemically important bank
GWIM	Global Wealth & Investment Management
HELOC	Home equity line of credit
HQLA	High Quality Liquid Assets
HTM	Held-to-maturity

IRLC	Interest rate lock commitment
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MLGWM	Merrill Lynch Global Wealth Management
MLI	Merrill Lynch International
MLPCC	Merrill Lynch Professional Clearing Corp
MLPF&S	Merrill Lynch, Pierce, Fenner & Smith Incorporated
MSA	Metropolitan Statistical Area
MSR	Mortgage servicing right
OAS	Option-adjusted spread
OCI	Other comprehensive income
OREO	Other real estate owned
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
PCA	Prompt Corrective Action
PCI	Purchased credit-impaired
RMBS	Residential mortgage-backed securities
RSU	Restricted stock unit
SBLC	Standby letter of credit
SEC	Securities and Exchange Commission
SLR	Supplementary leverage ratio
TDR	Troubled debt restructurings
TLAC	Total loss-absorbing capacity
TTF	Time-to-required funding
VaR	Value-at-Risk
VIE	Variable interest entity

105 Bank of America

Part II. Other Information
Bank of America Corporation and Subsidiaries
Item 1. Legal Proceedings
See Litigation and Regulatory Matters in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
Item 1A. Risk Factors
There are no material changes from the risk factors set forth under Part 1, Item 1A. Risk Factors of the Corporation’s 2017 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents share repurchase activity for the three months ended March 31, 2018. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted-Average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority Amounts (2)
January 1 - 31, 2018	36,068	$31.66	36,002	$8,919
February 1 - 28, 2018	87,300	31.78	62,155	6,954
March 1 - 31, 2018	54,570	32.18	54,474	5,201
Three months ended March 31, 2018	177,938	31.88

(1)
Includes shares of the Corporation’s common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.

(2)
Pursuant to the Corporation’s 2017 CCAR capital plan, the Board authorized the repurchase of $12.0 billion in common stock from July 1, 2017 through June 30, 2018, plus approximately $900 million to offset the effect of equity-based compensation plans during the same period. During the three months ended March 31, 2018, pursuant to the Board’s authorization, the Corporation repurchased approximately $4.9 billion of common stock, which included common stock to offset equity-based compensation awards. For additional information, see Capital Management -- CCAR and Capital Planning on page 18 and Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.

The Corporation did not have any unregistered sales of securities during the three months ended March 31, 2018.

Bank of America 106

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
3(a)	Amended and Restated Certificate as in effect of the date hereof	1

3(b)	Amended and Restated Bylaws of the Corporation in effect as of the date hereof		8-K	3.1	3/20/15	1-6523

10	Form of Performance Restricted Stock Units Award Agreement (February 2018) between the Corporation and certain executive officers of the Corporation, including Named Executive Officers	1, 2

11	Earnings Per Share Computation – included in Note 13 – Earnings Per Common Share to the Consolidated Financial Statements	1

12	Ratio of Earnings to Fixed Charges Ratio of Earnings to Fixed Charges and Preferred Dividends	1

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

101.INS	XBRL Instance Document	1

101.SCH	XBRL Taxonomy Extension Schema Document	1

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	1

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	1
(1) Filed herewith.
(2) Exhibit is a management contract or a compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation Registrant

Date:	April 30, 2018	/s/ Rudolf A. Bless
Rudolf A. Bless Chief Accounting Officer

107 Bank of America