Form 10-Q
period 2018-06-30
BANK OF AMERICA CORP /DE/
filed 2018-07-30
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
[✓] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐ No ☑
On July 27, 2018, there were 9,988,249,714 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation and Subsidiaries
June 30, 2018
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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of our 2017 Annual Report on Form 10-K and in any of the Corporation’s subsequent Securities and Exchange Commission filings: the Corporation’s potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions, including inquiries into our retail sales practices, and the possibility that amounts may be in excess of the Corporation’s recorded liability and estimated range of possible loss for litigation exposures; the possibility that the Corporation could face increased servicing, securities, fraud, indemnity, contribution or other claims from one or more counterparties, including trustees, purchasers of loans, underwriters, issuers, monolines, private-label and other investors, or other parties involved in securitizations; the possibility that future representations and warranties losses may occur in excess of the Corporation’s recorded liability and estimated range of possible loss for its representations and warranties exposures; the Corporation’s ability to resolve representations and warranties repurchase and related claims, including claims brought by investors or trustees seeking to avoid the statute of limitations for repurchase claims; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational;

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

Bank of America 2

Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “the Corporation” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At June 30, 2018, the Corporation had approximately $2.3 trillion in assets and a headcount of approximately 208,000 employees.
As of June 30, 2018, we served clients through operations across the United States, its territories and more than 35 countries. Our retail banking footprint covers approximately 85 percent of the U.S. population, and we serve approximately 47 million consumer and small business relationships with approximately 4,400 retail financial centers, approximately 16,100 ATMs, and leading digital banking platforms (www.bankofamerica.com) with approximately 36 million active users, including over 25 million active mobile users. We offer industry-leading support to approximately three million small business owners. Our wealth management businesses, with client balances of approximately $2.8 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.

Recent Events
Capital Management
Following completion of the Federal Reserve System’s (Federal Reserve) 2018 Comprehensive Capital Analysis and Review (CCAR), the Federal Reserve did not object to the Corporation’s capital plan, which is estimated to return approximately $26 billion to common shareholders over the next four quarters through a quarterly common stock dividend increase and common stock repurchases. That estimate is based upon the Corporation’s current number of outstanding shares and share price.
As part of the capital plan, on July 26, 2018, the Corporation’s Board of Directors (the Board) declared a quarterly common stock dividend of $0.15 per share, an increase of 25 percent, payable on September 28, 2018 to shareholders of record as of September 7, 2018.
Also, on June 28, 2018, the Board authorized the repurchase of approximately $20.6 billion in common stock from July 1, 2018 through June 30, 2019, which includes approximately $600 million in repurchases to offset shares awarded under equity-based compensation plans during the same period. The repurchase program covers both common stock and warrants. For additional information, see the Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on June 28, 2018.
During the second quarter of 2018, we repurchased $5.0 billion of common stock pursuant to the Board’s repurchase authorizations announced on June 28, 2017 and December 5, 2017. These repurchase authorizations expired on June 30, 2018. For additional information, see Capital Management on page 22.
Trust Preferred Securities Redemption
On April 30, 2018, the Corporation announced that it submitted redemption notices for 11 series of trust preferred securities, resulting in the redemption of such trust preferred securities along with the applicable trust common securities (held by the Corporation or its affiliates) on June 6, 2018. Upon redemption of the trust preferred securities and the extinguishment of the related junior subordinated notes issued by the Corporation, we recorded a charge to other income of $729 million. For additional information, see Liquidity Risk on page 26 and the Corporation’s Current Report on Form 8-K filed with the SEC on April 30, 2018.

3 Bank of America

Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)		2018	2017	2018	2017
Income statement
Net interest income		$11,650	$10,986	$23,258	$22,044
Noninterest income		10,959	11,843	22,476	23,033
Total revenue, net of interest expense		22,609	22,829	45,734	45,077
Provision for credit losses		827	726	1,661	1,561
Noninterest expense		13,284	13,982	27,181	28,075
Income before income taxes		8,498	8,121	16,892	15,441
Income tax expense		1,714	3,015	3,190	4,998
Net income		6,784	5,106	13,702	10,443
Preferred stock dividends		318	361	746	863
Net income applicable to common shareholders		$6,466	$4,745	$12,956	$9,580

Per common share information
Earnings		$0.64	$0.47	$1.26	$0.95
Diluted earnings		0.63	0.44	1.25	0.89
Dividends paid		0.12	0.075	0.24	0.15
Performance ratios
Return on average assets		1.17%	0.90%	1.19%	0.94%
Return on average common shareholders’ equity		10.75	7.75	10.80	7.91
Return on average tangible common shareholders’ equity (1)		15.15	10.87	15.21	11.15
Efficiency ratio		58.76	61.25	59.43	62.28

				June 30 2018	December 31 2017
Balance sheet
Total loans and leases				$935,824	$936,749
Total assets				2,291,670	2,281,234
Total deposits				1,309,691	1,309,545
Total common shareholders’ equity				241,035	244,823
Total shareholders’ equity				264,216	267,146

(1)
Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to accounting principles generally accepted in the United States of America (GAAP) financial measures, see Non-GAAP Reconciliations on page 53.

Net income was $6.8 billion and $13.7 billion, or $0.63 and $1.25 per diluted share for the three and six months ended June 30, 2018 compared to $5.1 billion and $10.4 billion, or $0.44 and $0.89 per diluted share for the same periods in 2017. The improvement in net income for the three and six months ended June 30, 2018 was driven by a decrease in income tax expense due to the impacts of the Tax Cuts and Jobs Act (the Tax Act), an increase in net interest income and a decline in noninterest expense, partially offset by a decline in noninterest income. Impacts from the Tax Act include a reduction in the federal tax rate to 21 percent from 35 percent.
Total assets increased $10.4 billion from December 31, 2017 to $2.3 trillion at June 30, 2018 driven by higher cash and cash equivalents from liquidity management actions and an increase in securities borrowed or purchased under agreements to resell due to growth in Global Markets. These increases were partially offset by decreases in trading account assets due to reduced inventory levels in Global Markets and lower loans held-for-sale (LHFS).
Total liabilities increased $13.4 billion from December 31, 2017 to $2.0 trillion at June 30, 2018 primarily driven by higher short-term borrowings due to higher Federal Home Loan Bank (FHLB) advances and an increase in trading account liabilities driven by activity in Global Markets. Shareholders’ equity decreased $2.9 billion from December 31, 2017 primarily due to returns of capital to shareholders through common stock repurchases and common and preferred stock dividends, market value declines in debt securities and the redemption of preferred stock, partially offset by net income and issuances of preferred stock.
Net Interest Income
Net interest income increased $664 million to $11.7 billion, and $1.2 billion to $23.3 billion for the three and six months ended June 30, 2018 compared to the same periods in 2017. The net interest yield increased five basis points (bps) to 2.34 percent, and three bps to 2.35 percent for the same periods. These increases were primarily driven by higher interest rates and higher commercial loan balances funded by deposit growth, partially offset by the impact of the sale of the non-U.S. consumer credit card business in the second quarter of 2017 and, for the six months ended June 30, 2018, higher funding costs in Global Markets. For more information regarding interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 50.

Bank of America 4

Noninterest Income

Table 2	Noninterest Income

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2018	2017	2018	2017
Card income		$1,542	$1,469	$2,999	$2,918
Service charges		1,954	1,977	3,875	3,895
Investment and brokerage services		3,458	3,460	7,122	6,877
Investment banking income		1,422	1,532	2,775	3,116
Trading account profits		2,315	1,956	5,014	4,287
Other income		268	1,449	691	1,940
Total noninterest income		$10,959	$11,843	$22,476	$23,033
Noninterest income decreased $884 million to $11.0 billion, and $557 million to $22.5 billion for the three and six months ended June 30, 2018 compared to the same periods in 2017. The following highlights the significant changes.

●
Investment and brokerage services income increased $245 million for the six-month period primarily due to assets under management (AUM) flows and higher market valuations, partially offset by the impact of changing market dynamics on transactional revenue and AUM pricing.

●	Investment banking income decreased $110 million and $341 million primarily due to declines in advisory fees and debt issuances, partially offset by an increase in equity issuances.

●
Trading account profits increased $359 million and $727 million primarily driven by increased client activity in equity financing and derivatives, and strong trading performance in equity derivatives and macro-related products, partially offset by weakness in credit products.

●	Other income decreased $1.2 billion in both periods primarily due to the impact of a $793 million pretax gain recognized in the second quarter of 2017 in connection with the sale of the non-U.S. consumer credit card business and, in the second quarter of 2018, a negative impact from a $729 million charge related to the redemption of certain trust preferred securities, partially offset by a $572 million gain from the sale of certain non-core mortgage loans.
Provision for Credit Losses
The provision for credit losses increased $101 million to $827 million, and $100 million to $1.7 billion for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to portfolio seasoning and loan growth in the U.S. credit card portfolio and a slower pace of improvement in the consumer real estate portfolio. The increases were partially offset by improvement in the commercial portfolio primarily driven by a reduction in energy exposures, and the impact of the sale of the non-U.S. consumer credit card business during the second quarter of 2017. For more information on the provision for credit losses, see Provision for Credit Losses on page 45.
Noninterest Expense

Table 3	Noninterest Expense

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2018	2017	2018	2017
Personnel		$7,944	$8,040	$16,424	$16,515
Occupancy		1,022	1,001	2,036	2,001
Equipment		415	427	857	865
Marketing		395	442	740	774
Professional fees		399	485	780	941
Data processing		797	773	1,607	1,567
Telecommunications		166	177	349	368
Other general operating		2,146	2,637	4,388	5,044
Total noninterest expense		$13,284	$13,982	$27,181	$28,075
Noninterest expense decreased $698 million to $13.3 billion, and $894 million to $27.2 billion for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily driven by lower other general operating expense. The decrease in other general operating expense resulted from a $295 million impairment charge recognized in the second quarter of 2017 related to certain data centers as well as lower litigation expense in 2018. Most other expense categories also declined compared to the same periods in 2017 reflecting operating efficiencies.
Income Tax Expense

Table 4	Income Tax Expense

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2018	2017	2018	2017
Income before income taxes		$8,498	$8,121	$16,892	$15,441
Income tax expense		1,714	3,015	3,190	4,998
Effective tax rate		20.2%	37.1%	18.9%	32.4%

5 Bank of America

The effective tax rates for the three and six months ended June 30, 2018 reflect the 21 percent federal tax rate and the other provisions of the Tax Act, as well as the impact of our recurring tax preference benefits. The six-month effective rate also included tax benefits related to stock-based compensation.
The effective tax rates for the three and six months ended June 30, 2017 were driven by the impact of our recurring tax preference benefits partially offset by a tax charge related to the sale of the non-U.S. consumer credit card business during the second quarter of 2017. The six-month effective tax rate also included tax benefits related to stock-based compensation.
We expect the effective tax rate for the second half of 2018 to be approximately 21 percent, absent unusual items.
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
The aforementioned supplemental data and performance measures are presented in Tables 5 and 6.
For more information on the reconciliation of these non-GAAP financial measures to GAAP financial measures, see Non-GAAP Reconciliations on page 53.

Bank of America 6

Table 5	Selected Quarterly Financial Data

		2018 Quarters		2017 Quarters
(In millions, except per share information)		Second	First	Fourth	Third	Second
Income statement
Net interest income		$11,650	$11,608	$11,462	$11,161	$10,986
Noninterest income (1)		10,959	11,517	8,974	10,678	11,843
Total revenue, net of interest expense		22,609	23,125	20,436	21,839	22,829
Provision for credit losses		827	834	1,001	834	726
Noninterest expense		13,284	13,897	13,274	13,394	13,982
Income before income taxes		8,498	8,394	6,161	7,611	8,121
Income tax expense (1)		1,714	1,476	3,796	2,187	3,015
Net income (1)		6,784	6,918	2,365	5,424	5,106
Net income applicable to common shareholders		6,466	6,490	2,079	4,959	4,745
Average common shares issued and outstanding		10,181.7	10,322.4	10,470.7	10,197.9	10,013.5
Average diluted common shares issued and outstanding		10,309.4	10,472.7	10,621.8	10,746.7	10,834.8
Performance ratios
Return on average assets		1.17%	1.21%	0.41%	0.95%	0.90%
Four quarter trailing return on average assets (2)		0.93	0.86	0.80	0.91	0.89
Return on average common shareholders’ equity		10.75	10.85	3.29	7.89	7.75
Return on average tangible common shareholders’ equity (3)		15.15	15.26	4.56	10.98	10.87
Return on average shareholders’ equity		10.26	10.57	3.43	7.88	7.56
Return on average tangible shareholders’ equity (3)		13.95	14.37	4.62	10.59	10.23
Total ending equity to total ending assets		11.53	11.43	11.71	11.91	12.00
Total average equity to total average assets		11.42	11.41	11.87	12.03	11.94
Dividend payout		18.83	19.06	60.35	25.59	15.78
Per common share data
Earnings		$0.64	$0.63	$0.20	$0.49	$0.47
Diluted earnings		0.63	0.62	0.20	0.46	0.44
Dividends paid		0.12	0.12	0.12	0.12	0.075
Book value		24.07	23.74	23.80	23.87	24.85
Tangible book value (3)		17.07	16.84	16.96	17.18	17.75
Market price per share of common stock
Closing		$28.19	$29.99	$29.52	$25.34	$24.26
High closing		31.22	32.84	29.88	25.45	24.32
Low closing		28.19	29.17	25.45	22.89	22.23
Market capitalization		$282,259	$305,176	$303,681	$264,992	$239,643
Average balance sheet
Total loans and leases		$934,818	$931,915	$927,790	$918,129	$914,717
Total assets		2,322,678	2,325,878	2,301,687	2,271,104	2,269,293
Total deposits		1,300,659	1,297,268	1,293,572	1,271,711	1,256,838
Long-term debt		229,037	229,603	227,644	227,309	224,019
Common shareholders’ equity		241,313	242,713	250,838	249,214	245,756
Total shareholders’ equity		265,181	265,480	273,162	273,238	270,977
Asset quality
Allowance for credit losses (4)		$10,837	$11,042	$11,170	$11,455	$11,632
Nonperforming loans, leases and foreclosed properties (5)		6,181	6,694	6,758	6,869	7,127
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)		1.08%	1.11%	1.12%	1.16%	1.20%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)		170	161	161	163	160
Net charge-offs (6, 7)		$996	$911	$1,237	$900	$908
Annualized net charge-offs as a percentage of average loans and leases outstanding (5, 6, 7)		0.43%	0.40%	0.53%	0.39%	0.40%
Capital ratios at period end (8)
Common equity tier 1 capital		11.4%	11.3%	11.5%	11.9%	11.5%
Tier 1 capital		13.0	13.0	13.0	13.4	13.2
Total capital		14.8	14.8	14.8	15.1	15.0
Tier 1 leverage		8.4	8.4	8.6	8.9	8.8
Supplementary leverage ratio		6.7	6.8	n/a	n/a	n/a
Tangible equity (3)		8.7	8.7	8.9	9.1	9.2
Tangible common equity (3)		7.7	7.6	7.9	8.1	8.0

(1)
Net income for the fourth quarter of 2017 included an estimated charge of $2.9 billion related to the Tax Act effects which consisted of $946 million in noninterest income and $1.9 billion in income tax expense.

(2)	Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.

(3)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios, see Supplemental Financial Data on page 6, and for corresponding reconciliations to GAAP financial measures, see Non-GAAP Reconciliations on page 53.

(4)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(5)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 37 and corresponding Table 28 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 41 and corresponding Table 35.

(6)
Net charge-offs exclude $36 million, $35 million, $46 million, $73 million and $55 million of write-offs in the purchased credit-impaired (PCI) loan portfolio in the second and first quarters of 2018, and in the fourth, third, and second quarters of 2017, respectively. For more information, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 35.

(7)	Includes net charge-offs of $31 million on non-U.S. credit card loans in the second quarter of 2017. The Corporation sold its non-U.S. consumer credit card business in the second quarter of 2017.

(8)
Basel 3 transition provisions for regulatory capital adjustments and deductions were fully phased-in as of January 1, 2018. Prior periods are presented on a fully phased-in basis. For more information, including which approach is used to assess capital adequacy, see Capital Management on page 22.

n/a = not applicable

7 Bank of America

Table 6	Selected Year-to-Date Financial Data
		Six Months Ended June 30
(In millions, except per share information)		2018	2017
Income statement
Net interest income		$23,258	$22,044
Noninterest income		22,476	23,033
Total revenue, net of interest expense		45,734	45,077
Provision for credit losses		1,661	1,561
Noninterest expense		27,181	28,075
Income before income taxes		16,892	15,441
Income tax expense		3,190	4,998
Net income		13,702	10,443
Net income applicable to common shareholders		12,956	9,580
Average common shares issued and outstanding		10,251.7	10,056.1
Average diluted common shares issued and outstanding		10,389.9	10,876.7
Performance ratios
Return on average assets		1.19%	0.94%
Return on average common shareholders’ equity		10.80	7.91
Return on average tangible common shareholders’ equity (1)		15.21	11.15
Return on average shareholders’ equity		10.41	7.82
Return on average tangible shareholders’ equity (1)		14.16	10.61
Total ending equity to total ending assets		11.53	12.00
Total average equity to total average assets		11.42	11.97
Dividend payout		18.94	15.71
Per common share data
Earnings		$1.26	$0.95
Diluted earnings		1.25	0.89
Dividends paid		0.24	0.15
Book value		24.07	24.85
Tangible book value (1)		17.07	17.75
Market price per share of common stock
Closing		$28.19	$24.26
High closing		32.84	25.50
Low closing		28.19	22.05
Market capitalization		$282,259	$239,643

(1)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and for corresponding reconciliations to GAAP financial measures, see Non-GAAP Reconciliations on page 53.

Bank of America 8

Table 7	Quarterly Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
(Dollars in millions)	Second Quarter 2018			Second Quarter 2017
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$144,983	$487	1.35%	$129,201	$261	0.81%
Time deposits placed and other short-term investments	10,015	48	1.91	11,448	58	2.03
Federal funds sold and securities borrowed or purchased under agreements to resell (1)	251,880	709	1.13	226,700	435	0.77
Trading account assets	132,799	1,232	3.72	135,931	1,199	3.54
Debt securities	429,191	2,885	2.64	431,132	2,632	2.44
Loans and leases (2):
Residential mortgage	206,083	1,798	3.49	195,935	1,697	3.46
Home equity	54,863	640	4.68	63,332	664	4.20
U.S. credit card	93,531	2,298	9.86	89,464	2,128	9.54
Non-U.S. credit card (3)	—	—	—	6,494	147	9.08
Direct/Indirect and other consumer (4)	93,620	766	3.28	95,775	669	2.80
Total consumer	448,097	5,502	4.92	451,000	5,305	4.71
U.S. commercial	305,372	2,983	3.92	291,162	2,403	3.31
Non-U.S. commercial	99,255	816	3.30	92,708	615	2.66
Commercial real estate (5)	60,653	646	4.27	58,198	514	3.54
Commercial lease financing	21,441	168	3.14	21,649	156	2.89
Total commercial	486,721	4,613	3.80	463,717	3,688	3.19
Total loans and leases (3)	934,818	10,115	4.34	914,717	8,993	3.94
Other earning assets (1)	78,244	1,047	5.36	73,618	713	3.88
Total earning assets (1,6)	1,981,930	16,523	3.34	1,922,747	14,291	2.98
Cash and due from banks	25,329			27,659
Other assets, less allowance for loan and lease losses	315,419			318,887
Total assets	$2,322,678			$2,269,293
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$55,734	$2	0.01%	$54,494	$2	0.01%
NOW and money market deposit accounts	664,002	536	0.32	619,593	105	0.07
Consumer CDs and IRAs	39,953	36	0.36	45,682	30	0.27
Negotiable CDs, public funds and other deposits	44,539	197	1.78	36,041	68	0.75
Total U.S. interest-bearing deposits	804,228	771	0.38	755,810	205	0.11
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	2,329	11	1.89	3,058	6	0.77
Governments and official institutions	1,113	—	0.01	981	2	0.90
Time, savings and other	65,326	161	0.99	60,047	133	0.89
Total non-U.S. interest-bearing deposits	68,768	172	1.00	64,086	141	0.89
Total interest-bearing deposits	872,996	943	0.43	819,896	346	0.17
Federal funds purchased, securities loaned or sold under agreements to repurchase, short-term borrowings and other interest-bearing liabilities (1)	272,777	1,462	2.15	288,726	825	1.14
Trading account liabilities	52,228	348	2.67	45,156	307	2.73
Long-term debt	229,037	1,966	3.44	224,019	1,590	2.84
Total interest-bearing liabilities (1,6)	1,427,038	4,719	1.33	1,377,797	3,068	0.89
Noninterest-bearing sources:
Noninterest-bearing deposits	427,663			436,942
Other liabilities (1)	202,796			183,577
Shareholders’ equity	265,181			270,977
Total liabilities and shareholders’ equity	$2,322,678			$2,269,293
Net interest spread			2.01%			2.09%
Impact of noninterest-bearing sources			0.37			0.25
Net interest income/yield on earning assets		$11,804	2.38%		$11,223	2.34%

(1)	Certain prior-period amounts have been reclassified to conform to current period presentation.

(2)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis. PCI loans are recorded at fair value upon acquisition and accrete interest income over the estimated life of the loan.

(3)	Includes assets of the Corporation’s non-U.S. consumer credit card business, which was sold during the second quarter of 2017.

(4)	Includes non-U.S. consumer loans of $2.9 billion in both the second quarter of 2018 and 2017.

(5)
Includes U.S. commercial real estate loans of $56.4 billion and $55.0 billion, and non-U.S. commercial real estate loans of $4.2 billion and $3.2 billion in the second quarter of 2018 and 2017, respectively.

(6)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $49 million and $24 million in the second quarter of 2018 and 2017. Interest expense includes the impact of interest rate risk management contracts, which increased (decreased) interest expense on the underlying liabilities by $33 million and $(326) million in the second quarter of 2018 and 2017. For more information, see Interest Rate Risk Management for the Banking Book on page 50.

9 Bank of America

Table 8	Year-to-Date Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
	Six Months Ended June 30
(Dollars in millions)	2018			2017
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$142,628	$909	1.29%	$126,576	$463	0.74%
Time deposits placed and other short-term investments	10,398	109	2.12	11,472	105	1.84
Federal funds sold and securities borrowed or purchased under agreements to resell (1)	250,110	1,331	1.07	221,579	791	0.72
Trading account assets	131,966	2,379	3.63	130,824	2,310	3.56
Debt securities	431,133	5,715	2.61	430,685	5,205	2.41
Loans and leases (2):
Residential mortgage	205,460	3,580	3.49	194,787	3,358	3.45
Home equity	55,902	1,283	4.62	64,414	1,303	4.07
U.S. credit card	93,975	4,611	9.89	89,545	4,239	9.55
Non-U.S. credit card (3)	—	—	—	7,923	358	9.12
Direct/Indirect and other consumer (4)	94,451	1,494	3.19	95,807	1,304	2.74
Total consumer	449,788	10,968	4.90	452,476	10,562	4.69
U.S. commercial	302,626	5,700	3.80	289,325	4,625	3.22
Non-U.S. commercial	99,379	1,554	3.15	92,764	1,210	2.63
Commercial real estate (5)	59,946	1,233	4.15	57,982	993	3.45
Commercial lease financing	21,636	343	3.17	21,885	387	3.54
Total commercial	483,587	8,830	3.68	461,956	7,215	3.15
Total loans and leases (3)	933,375	19,798	4.27	914,432	17,777	3.91
Other earning assets (1)	81,277	2,031	5.03	73,568	1,473	4.03
Total earning assets (1,6)	1,980,887	32,272	3.28	1,909,136	28,124	2.97
Cash and due from banks	25,800			27,429
Other assets, less allowance for loan and lease losses	317,582			314,010
Total assets	$2,324,269			$2,250,575
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$55,243	$3	0.01%	$53,350	$3	0.01%
NOW and money market deposit accounts	661,531	942	0.29	618,676	179	0.06
Consumer CDs and IRAs	40,629	69	0.34	46,194	61	0.27
Negotiable CDs, public funds and other deposits	42,600	354	1.68	34,874	120	0.69
Total U.S. interest-bearing deposits	800,003	1,368	0.34	753,094	363	0.10
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	2,287	20	1.79	2,838	11	0.76
Governments and official institutions	1,133	—	0.01	997	4	0.85
Time, savings and other	66,325	315	0.95	59,237	250	0.85
Total non-U.S. interest-bearing deposits	69,745	335	0.97	63,072	265	0.85
Total interest-bearing deposits	869,748	1,703	0.39	816,166	628	0.16
Federal funds purchased, securities loaned or sold under agreements to repurchase, short-term borrowings and other interest-bearing liabilities (1)	276,269	2,597	1.90	278,458	1,398	1.01
Trading account liabilities	53,787	705	2.64	41,962	571	2.74
Long-term debt	229,318	3,705	3.25	222,751	3,049	2.75
Total interest-bearing liabilities (1,6)	1,429,122	8,710	1.23	1,359,337	5,646	0.84
Noninterest-bearing sources:
Noninterest-bearing deposits	429,225			440,569
Other liabilities (1)	200,592			181,322
Shareholders’ equity	265,330			269,347
Total liabilities and shareholders’ equity	$2,324,269			$2,250,575
Net interest spread			2.05%			2.13%
Impact of noninterest-bearing sources			0.33			0.24
Net interest income/yield on earning assets		$23,562	2.38%		$22,478	2.37%

(1)	Certain prior-period amounts have been reclassified to conform to current period presentation.

(2)
Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis. PCI loans were recorded at fair value upon acquisition and accrete interest income over the estimated life of the loan.

(3)	The six months ended June 30, 2017 includes assets of the Corporation’s non-U.S. consumer credit card business, which was sold during the second quarter of 2017.

(4)	Includes non-U.S. consumer loans of $2.9 billion in both the six months ended June 30, 2018 and 2017.

(5)
Includes U.S. commercial real estate loans of $55.9 billion and $54.8 billion, and non-U.S. commercial real estate loans of $4.1 billion and $3.2 billion for the six months ended June 30, 2018 and 2017, respectively.

(6)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $56 million and $41 million for the six months ended June 30, 2018 and 2017. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $171 million and $750 million for the six months ended June 30, 2018 and 2017. For additional information, see Interest Rate Risk Management for the Banking Book on page 50.

Bank of America 10

Business Segment Operations
Segment Description and Basis of Presentation
We report our results of operations through the following four business segments: Consumer Banking, GWIM, Global Banking and Global Markets, with the remaining operations recorded in All Other. We periodically review capital allocated to our businesses and allocate capital annually during the strategic and capital planning processes. We utilize a methodology that considers the effect of regulatory capital requirements in addition to internal risk-based capital models. Our internal risk-based capital models use a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk on page 22. The capital allocated to the business segments is referred to as allocated capital. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. For more information, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.
For more information on the basis of presentation for business segments and reconciliations to consolidated total revenue, net income and period-end total assets, see Note 17 – Business Segment Information to the Consolidated Financial Statements.
Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
	Three Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017	2018	2017	% Change
Net interest income (FTE basis)	$3,919	$3,302	$2,701	$2,659	$6,620	$5,961	11%
Noninterest income:
Card income	3	1	1,339	1,247	1,342	1,248	8
Service charges	1,071	1,061	1	—	1,072	1,061	1
All other income	102	96	75	143	177	239	(26)
Total noninterest income	1,176	1,158	1,415	1,390	2,591	2,548	2
Total revenue, net of interest expense (FTE basis)	5,095	4,460	4,116	4,049	9,211	8,509	8

Provision for credit losses	46	45	898	789	944	834	13
Noninterest expense	2,639	2,561	1,758	1,850	4,397	4,411	—
Income before income taxes (FTE basis)	2,410	1,854	1,460	1,410	3,870	3,264	19
Income tax expense (FTE basis)	615	700	372	533	987	1,233	(20)
Net income	$1,795	$1,154	$1,088	$877	$2,883	$2,031	42

Effective tax rate (FTE basis) (1)					25.5%	37.8%

Net interest yield (FTE basis)	2.29%	2.03%	3.92%	4.15%	3.68	3.48
Return on average allocated capital	60	39	17	14	31	22
Efficiency ratio (FTE basis)	51.80	57.39	42.73	45.72	47.75	51.84

Balance Sheet
	Three Months Ended June 30
Average	2018	2017	2018	2017	2018	2017	% Change
Total loans and leases	$5,191	$5,016	$275,498	$256,521	$280,689	$261,537	7%
Total earning assets (2)	686,331	651,678	276,436	257,130	720,878	686,064	5
Total assets (2)	714,494	678,817	287,377	268,680	759,982	724,753	5
Total deposits	682,202	646,474	5,610	6,313	687,812	652,787	5
Allocated capital	12,000	12,000	25,000	25,000	37,000	37,000	—

(1)	Estimated at the segment level only.

(2)
In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.

11 Bank of America

	Deposits		Consumer Lending		Total Consumer Banking
	Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017	2018	2017	% Change
Net interest income (FTE basis)	$7,660	$6,365	$5,470	$5,376	$13,130	$11,741	12%
Noninterest income:
Card income	5	4	2,616	2,469	2,621	2,473	6
Service charges	2,115	2,111	1	1	2,116	2,112	—
All other income	210	195	166	271	376	466	(19)
Total noninterest income	2,330	2,310	2,783	2,741	5,113	5,051	1
Total revenue, net of interest expense (FTE basis)	9,990	8,675	8,253	8,117	18,243	16,792	9

Provision for credit losses	87	100	1,792	1,572	1,879	1,672	12
Noninterest expense	5,290	5,086	3,587	3,734	8,877	8,820	1
Income before income taxes (FTE basis)	4,613	3,489	2,874	2,811	7,487	6,300	19
Income tax expense (FTE basis)	1,176	1,316	733	1,061	1,909	2,377	(20)
Net income	$3,437	$2,173	$2,141	$1,750	$5,578	$3,923	42

Effective tax rate (FTE basis) (1)					25.5%	37.7%

Net interest yield (FTE basis)	2.27%	2.00%	4.00%	4.24%	3.71	3.49
Return on average allocated capital	58	37	17	14	30	21
Efficiency ratio (FTE basis)	52.95	58.63	43.47	46.00	48.66	52.53

Balance Sheet
	Six Months Ended June 30
Average	2018	2017	2018	2017	2018	2017	% Change
Total loans and leases	$5,180	$4,998	$274,946	$254,753	$280,126	$259,751	8%
Total earning assets (2)	680,020	643,237	275,597	255,607	714,352	677,512	5
Total assets (2)	707,992	670,340	286,625	267,239	753,352	716,247	5
Total deposits	675,630	637,953	5,489	6,285	681,119	644,238	6
Allocated capital	12,000	12,000	25,000	25,000	37,000	37,000	—

Period end	June 30 2018	December 31 2017	June 30 2018	December 31 2017	June 30 2018	December 31 2017	% Change
Total loans and leases	$5,212	$5,143	$278,353	$275,330	$283,565	$280,473	1%
Total earning assets (2)	693,709	675,485	279,399	275,742	729,036	709,832	3
Total assets (2)	721,646	703,330	290,613	287,390	768,187	749,325	3
Total deposits	689,258	670,802	6,272	5,728	695,530	676,530	3
See page 11 for footnotes.
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
Consumer Banking Results
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net income for Consumer Banking increased $852 million to $2.9 billion primarily driven by higher pretax income and lower tax expense from the impact of the reduction in the federal income tax rate. The increase in pretax income was driven by an increase in revenue, partially offset by higher provision for credit losses. Net interest income increased $659 million to $6.6 billion primarily due to the beneficial impact of an increase in investable assets as a result of higher deposits and interest rates, as well as pricing discipline and loan growth. Noninterest income increased $43 million to $2.6 billion as higher card income and service charges more than offset lower mortgage banking income.

The provision for credit losses increased $110 million to $944 million due to portfolio seasoning and loan growth in the U.S. credit card portfolio. Noninterest expense decreased $14 million to $4.4 billion driven by operating efficiencies. This was largely offset by investments in digital capabilities and business growth, including increased primary sales professionals, combined with investments in new financial centers and renovations, as well as higher personnel expense.
The return on average allocated capital was 31 percent, up from 22 percent, driven by higher net income. For additional information on capital allocations, see Business Segment Operations on page 11.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net income for Consumer Banking increased $1.7 billion to $5.6 billion primarily driven by the same factors as described in the three-month discussion. The increase in pretax income was driven by an increase in revenue, partially offset by higher provision for credit losses and an increase in noninterest expense. Net interest income increased $1.4 billion to $13.1 billion, and noninterest income increased $62 million to $5.1 billion, both of which were primarily due to the same factors as described in the three-month discussion.
The provision for credit losses increased $207 million to $1.9 billion due to the same factors as described in the three-month discussion. Noninterest expense increased $57 million to $8.9

Bank of America 12

billion driven by investments in digital capabilities and business growth, including increased primary sales professionals, combined with investments in new financial centers and renovations, as well as higher personnel expense. These increases were largely offset by operating efficiencies and lower litigation expense.
The return on average allocated capital was 30 percent, up from 21 percent, driven by higher net income. For additional information on capital allocations, see Business Segment Operations on page 11.
Deposits
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net income for Deposits increased $641 million to $1.8 billion driven by higher revenue and lower income taxes, partially offset by higher noninterest expense. Net interest income increased $617 million to $3.9 billion primarily due to the beneficial impact of an increase in investable assets as a result of higher deposits, and pricing discipline. Noninterest income increased $18 million to $1.2 billion driven by higher service charges.
The provision for credit losses remained relatively unchanged at $46 million. Noninterest expense increased $78 million to $2.6 billion primarily driven by investments in digital capabilities and business growth, including increased primary sales professionals, combined with investments in new financial centers and renovations, as well as higher personnel expense.
Average deposits increased $35.7 billion to $682.2 billion driven by strong organic growth. Growth in checking, money market savings and traditional savings of $40.6 billion was partially offset by a decline in time deposits of $5.0 billion.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net income for Deposits increased $1.3 billion to $3.4 billion. Net interest income increased $1.3 billion to $7.7 billion and noninterest income increased $20 million to $2.3 billion. These increases were primarily driven by the same factors as described in the three-month discussion.
The provision for credit losses decreased $13 million to $87 million. Noninterest expense increased $204 million to $5.3 billion primarily driven by the same factors as described in the three-month discussion.
Average deposits increased $37.7 billion to $675.6 billion primarily driven by the same factor as described in the three-month discussion.

Key Statistics – Deposits

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Total deposit spreads (excludes noninterest costs) (1)	2.10%	1.89%	2.05%	1.78%

Period End
Client brokerage assets (in millions)			$191,472	$159,131
Active digital banking users (units in thousands) (2)			35,722	33,971
Active mobile banking users (units in thousands)			25,335	22,898
Financial centers			4,411	4,542
ATMs			16,050	15,972

(1)	Includes deposits held in Consumer Lending.

(2)	Digital users represents mobile and/or online users across consumer businesses.
Client brokerage assets increased $32.3 billion driven by strong client flows and market performance. Active mobile banking users increased 2.4 million reflecting continuing changes in our customers’ banking preferences. The number of financial centers declined by a net 131 reflecting changes in customer preferences to self-service options as we continue to optimize our consumer banking network and improve our cost-to-serve.
Consumer Lending
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net income for Consumer Lending increased $211 million to $1.1 billion driven by lower tax expense, lower noninterest expense and higher revenue, partially offset by higher provision for credit losses. Net interest income increased $42 million to $2.7 billion primarily driven by the impact of an increase in loan balances. Noninterest income increased $25 million to $1.4 billion driven by higher card income, partially offset by lower mortgage banking income.
The provision for credit losses increased $109 million to $898 million due to portfolio seasoning and loan growth in the U.S. credit card portfolio. Noninterest expense decreased $92 million to $1.8 billion primarily driven by operating efficiencies.
Average loans increased $19.0 billion to $275.5 billion driven by increases in residential mortgages and U.S credit card loans, partially offset by lower home equity loan balances.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net income for Consumer Lending increased $391 million to $2.1 billion driven by the same factors as described in the three-month discussion. Net interest income increased $94 million to $5.5 billion and noninterest income increased $42 million to $2.8 billion, both of which were driven by the same factors as described in the three-month discussion.
The provision for credit losses increased $220 million to $1.8 billion and noninterest expense decreased $147 million to $3.6 billion, both of which were primarily driven by the same factors as described in the three-month discussion.
Average loans increased $20.2 billion to $274.9 billion driven by the same factors as described in the three-month discussion, as well as higher consumer vehicle loans.

13 Bank of America

At June 30, 2018, total owned loans in the core portfolio held in Consumer Lending were $121.9 billion, an increase of $13.7 billion from June 30, 2017, primarily driven by higher residential mortgage balances, based on a decision to retain certain loans on the balance sheet, partially offset by a decline in home equity balances. For more information on the core portfolio, see Consumer Portfolio Credit Risk Management on page 29.

Key Statistics – Consumer Lending

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017
Total U.S. credit card (1)
Gross interest yield	9.86%	9.54%	9.90%	9.55%
Risk-adjusted margin	8.07	8.40	8.19	8.65
New accounts (in thousands)	1,186	1,302	2,380	2,486
Purchase volumes	$66,821	$61,665	$128,168	$116,986
Debit card purchase volumes	$80,697	$75,349	$156,749	$145,960

(1)	In addition to the U.S. credit card portfolio in Consumer Banking, the remaining U.S. credit card portfolio is in GWIM.
During the three and six months ended June 30, 2018, the total U.S. credit card risk-adjusted margin decreased 33 bps and 46 bps compared to the same periods in 2017, primarily driven by increased net charge-offs and higher credit card rewards costs.

Total U.S. credit card purchase volumes increased $5.2 billion to $66.8 billion, and $11.2 billion to $128.2 billion, and debit card purchase volumes increased $5.3 billion to $80.7 billion, and $10.8 billion to $156.7 billion, reflecting higher levels of consumer spending.

Key Statistics – Loan Production (1)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017
Total (2):
First mortgage	$11,672	$13,251	$21,096	$24,693
Home equity	4,081	4,685	7,830	8,738
Consumer Banking:
First mortgage	$7,881	$9,006	$13,845	$16,635
Home equity	3,644	4,215	6,989	7,882

(1)	The loan production amounts represent the unpaid principal balance of loans and, in the case of home equity, the principal amount of the total line of credit.

(2)	In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations in Consumer Banking and for the total Corporation decreased $1.1 billion and $1.6 billion in the three months ended June 30, 2018 compared to the same period in 2017 primarily driven by a higher interest rate environment driving lower first-lien mortgage refinances. First mortgage loan originations in Consumer Banking and for the total Corporation decreased $2.8 billion and $3.6 billion in the six months ended June 30, 2018 primarily driven by the same factor as described in the three-month discussion.

Home equity production in Consumer Banking and for the total Corporation decreased $571 million and $604 million for the three months ended June 30, 2018 compared to the same period in 2017 driven by a smaller market. Home equity production in Consumer Banking and for the total Corporation decreased $893 million and $908 million for the six months ended June 30, 2018 primarily driven by the same factor as described in the three-month discussion.

Bank of America 14

Global Wealth & Investment Management

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2018	2017	% Change	2018	2017	% Change
Net interest income (FTE basis)	$1,543	$1,597	(3%)	$3,137	$3,157	(1%)
Noninterest income:
Investment and brokerage services	2,937	2,829	4	5,977	5,620	6
All other income	229	269	(15)	451	510	(12)
Total noninterest income	3,166	3,098	2	6,428	6,130	5
Total revenue, net of interest expense (FTE basis)	4,709	4,695	—	9,565	9,287	3

Provision for credit losses	12	11	9	50	34	47
Noninterest expense	3,399	3,392	—	6,827	6,721	2
Income before income taxes (FTE basis)	1,298	1,292	—	2,688	2,532	6
Income tax expense (FTE basis)	330	488	(32)	685	955	(28)
Net income	$968	$804	20	$2,003	$1,577	27

Effective tax rate (FTE basis)	25.4%	37.8%		25.5%	37.7%

Net interest yield (FTE basis)	2.43	2.41		2.44	2.34
Return on average allocated capital	27	23		28	23
Efficiency ratio (FTE basis)	72.17	72.24		71.37	72.37

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2018	2017	% Change	2018	2017	% Change
Total loans and leases	$160,833	$150,812	7%	$159,969	$149,615	7%
Total earning assets	255,145	265,845	(4)	258,939	271,884	(5)
Total assets	272,317	281,167	(3)	275,996	287,266	(4)
Total deposits	236,214	245,329	(4)	239,627	251,324	(5)
Allocated capital	14,500	14,000	4	14,500	14,000	4

Period end				June 30 2018	December 31 2017	% Change
Total loans and leases				$162,034	$159,378	2%
Total earning assets				253,910	267,026	(5)
Total assets				270,913	284,321	(5)
Total deposits				233,925	246,994	(5)
GWIM consists of two primary businesses: Merrill Lynch Global Wealth Management (MLGWM) and U.S. Trust, Bank of America Private Wealth Management (U.S. Trust). For more information about GWIM, see Business Segment Operations in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net income for GWIM increased $164 million to $1.0 billion primarily due to lower tax expense from the impact of the reduction in the federal income tax rate. The operating margin was 28 percent for both periods.
Net interest income decreased $54 million to $1.5 billion primarily due to lower average deposit balances and loan spreads, partially offset by higher loan balances. Noninterest income, which primarily includes investment and brokerage services income, increased $68 million to $3.2 billion. The increase was driven by the impact of AUM flows and higher market valuations, partially offset by the impact of changing market dynamics on transactional revenue and AUM pricing. Noninterest expense of $3.4 billion increased modestly, as higher revenue-related incentive expense and investment in sales professionals was largely offset by continued expense discipline.
Return on average allocated capital was 27 percent, up from 23 percent, primarily due to higher net income, somewhat offset by an increase in allocated capital.

MLGWM revenue of $3.9 billion remained relatively unchanged. U.S. Trust revenue of $848 million increased four percent reflecting higher net interest income and asset management fees driven by higher market valuations and positive net flows.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net income for GWIM increased $426 million to $2.0 billion due to higher revenue and lower tax expense, partially offset by an increase in noninterest expense. The decrease in tax expense was driven by the impact of the reduction in the federal tax rate. The operating margin was 28 percent compared to 27 percent.
Net interest income decreased $20 million to $3.1 billion due to the same factors as described in the three-month discussion. Noninterest income, which primarily includes investment and brokerage services income, increased $298 million to $6.4 billion due to the same factors as described in the three-month discussion. Noninterest expense increased $106 million to $6.8 billion primarily due to higher revenue-related incentive expense and investment in sales professionals, partially offset by expense discipline.

15 Bank of America

The return on average allocated capital was 28 percent, up from 23 percent, as higher net income was partially offset by an increased capital allocation. For more information on capital allocated to the business segments, see Business Segment Operations on page 11.

Revenue from MLGWM of $7.9 billion increased three percent due to higher asset management fees driven by higher AUM flows and market valuations, partially offset by lower AUM pricing, transactional revenue and net interest income. U.S. Trust revenue of $1.7 billion increased five percent due to the same factors as described in the three-month discussion.

Key Indicators and Metrics

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except as noted)	2018	2017	2018	2017
Revenue by Business
Merrill Lynch Global Wealth Management	$3,860	$3,874	$7,856	$7,656
U.S. Trust	848	819	1,708	1,628
Other	1	2	1	3
Total revenue, net of interest expense (FTE basis)	$4,709	$4,695	$9,565	$9,287

Client Balances by Business, at period end
Merrill Lynch Global Wealth Management			$2,311,598	$2,196,238
U.S. Trust			442,608	421,180
Total client balances			$2,754,206	$2,617,418

Client Balances by Type, at period end
Assets under management			$1,101,001	$990,709
Brokerage and other assets			1,254,135	1,233,313
Deposits			233,925	237,131
Loans and leases (1)			165,145	156,265
Total client balances			$2,754,206	$2,617,418

Assets Under Management Rollforward
Assets under management, beginning of period	$1,084,717	$946,778	$1,080,747	$886,148
Net client flows	10,775	27,516	35,015	56,730
Market valuation/other	5,509	16,415	(14,761)	47,831
Total assets under management, end of period	$1,101,001	$990,709	$1,101,001	$990,709

Associates, at period end (2)
Number of financial advisors			17,442	17,017
Total wealth advisors, including financial advisors			19,350	18,881
Total primary sales professionals, including financial advisors and wealth advisors			20,447	19,863

Merrill Lynch Global Wealth Management Metric
Financial advisor productivity (3) (in thousands)	$1,017	$1,040	$1,027	$1,016

U.S. Trust Metric, at period end
Primary sales professionals			1,722	1,665

(1)	Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.

(2)	Includes financial advisors in the Consumer Banking segment of 2,622 and 2,206 at June 30, 2018 and 2017.

(3)
Financial advisor productivity is defined as annualized MLGWM total revenue, excluding the allocation of certain asset and liability management (ALM) activities, divided by the total average number of financial advisors (excluding financial advisors in the Consumer Banking segment).

Client Balances
Client balances increased $136.8 billion, or five percent, to $2.8 trillion at June 30, 2018 compared to June 30, 2017. The increase in client balances was due to higher market valuations and positive net flows. Positive net client flows in AUM decreased from the same period a year ago due to a smaller shift from brokerage assets to AUM.

Bank of America 16

Global Banking

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2018	2017	% Change	2018	2017	% Change
Net interest income (FTE basis)	$2,711	$2,541	7%	$5,351	$5,143	4%
Noninterest income:
Service charges	769	809	(5)	1,532	1,575	(3)
Investment banking fees	743	929	(20)	1,487	1,855	(20)
All other income	699	760	(8)	1,486	1,421	5
Total noninterest income	2,211	2,498	(11)	4,505	4,851	(7)
Total revenue, net of interest expense (FTE basis)	4,922	5,039	(2)	9,856	9,994	(1)

Provision for credit losses	(23)	15	n/m	(7)	32	n/m
Noninterest expense	2,154	2,154	—	4,349	4,317	1
Income before income taxes (FTE basis)	2,791	2,870	(3)	5,514	5,645	(2)
Income tax expense (FTE basis)	727	1,084	(33)	1,434	2,130	(33)
Net income	$2,064	$1,786	16	$4,080	$3,515	16

Effective tax rate (FTE basis)	26.0%	37.8%		26.0%	37.7%

Net interest yield (FTE basis)	2.98	2.85		2.97	2.89
Return on average allocated capital	20	18		20	18
Efficiency ratio (FTE basis)	43.78	42.72		44.13	43.19

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2018	2017	% Change	2018	2017	% Change
Total loans and leases	$355,088	$345,063	3%	$353,398	$343,966	3%
Total earning assets	364,587	357,407	2	363,212	358,500	1
Total assets	423,256	413,950	2	421,933	414,924	2
Total deposits	323,215	300,483	8	323,807	302,827	7
Allocated capital	41,000	40,000	3	41,000	40,000	3

Period end				June 30 2018	December 31 2017	% Change
Total loans and leases				$355,473	$350,668	1%
Total earning assets				364,428	365,560	—
Total assets				424,971	424,533	—
Total deposits				326,029	329,273	(1)
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
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net income for Global Banking increased $278 million to $2.1 billion primarily driven by lower tax expense from the impact of the reduction in the federal income tax rate, partially offset by modestly lower pretax income as discussed below.

Pretax results were driven by lower revenue and lower provision for credit losses with noninterest expense remaining flat. Revenue decreased $117 million to $4.9 billion driven by lower noninterest income, partially offset by higher net interest income. Net interest income increased $170 million to $2.7 billion primarily due to the impact of higher interest rates, as well as deposit and loan growth. Noninterest income decreased $287 million to $2.2 billion primarily due to lower investment banking fees and the impact of tax reform on certain tax-advantaged investments, partially offset by higher leasing-related revenues.
Noninterest expense was unchanged at $2.2 billion as slightly lower personnel expense was offset by higher operating expense.
The return on average allocated capital was 20 percent, up from 18 percent, as higher net income was partially offset by an increased capital allocation. For more information on capital allocated to the business segments, see Business Segment Operations on page 11.

17 Bank of America

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net income for Global Banking increased $565 million to $4.1 billion primarily driven by lower tax expense from the impact of the reduction in the federal income tax rate, partially offset by lower pretax income.
Pretax results were driven by lower revenue, higher noninterest expense and lower provision for credit losses. Revenue decreased $138 million to $9.9 billion driven by lower noninterest income, partially offset by higher net interest income. Net interest income increased $208 million to $5.4 billion primarily due to the impact of higher interest rates on increased deposits. Noninterest income decreased $346 million to $4.5 billion primarily due to lower investment banking fees and the impact of tax reform on certain tax-advantaged investments, partially offset by higher leasing-related revenues.

Noninterest expense increased $32 million to $4.3 billion primarily due to higher personnel and operating expense.
The return on average allocated capital was 20 percent, up from 18 percent, as higher net income was partially offset by an increased capital allocation. For more information on capital allocated to the business segments, see Business Segment Operations on page 11.
Global Corporate, Global Commercial and Business Banking
The table below and following discussion present a summary of the results, which exclude certain investment banking activities in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Three Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Revenue (FTE basis)
Business Lending	$1,093	$1,093	$974	$1,052	$99	$99	$2,166	$2,244
Global Transaction Services	912	833	811	752	237	211	1,960	1,796
Total revenue, net of interest expense	$2,005	$1,926	$1,785	$1,804	$336	$310	$4,126	$4,040

Balance Sheet
Average
Total loans and leases	$163,632	$156,614	$174,666	$170,589	$16,785	$17,844	$355,083	$345,047
Total deposits	157,224	143,844	129,480	120,921	36,539	35,720	323,243	300,485

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Six Months Ended June 30
	2018	2017	2018	2017	2018	2017	2018	2017
Revenue (FTE basis)
Business Lending	$2,143	$2,195	$1,949	$2,096	$198	$200	$4,290	$4,491
Global Transaction Services	1,794	1,630	1,627	1,459	469	408	3,890	3,497
Total revenue, net of interest expense	$3,937	$3,825	$3,576	$3,555	$667	$608	$8,180	$7,988

Balance Sheet

Average
Total loans and leases	$162,857	$155,989	$173,520	$170,161	$17,021	$17,815	$353,398	$343,965
Total deposits	156,438	145,134	130,911	121,907	36,475	35,790	323,824	302,831

Period end
Total loans and leases	$163,524	$155,513	$175,405	$171,204	$16,549	$17,737	$355,478	$344,454
Total deposits	160,993	145,707	128,079	121,644	36,982	35,853	326,054	303,204
Business Lending revenue decreased $78 million and $201 million for the three and six months ended June 30, 2018 compared to the same periods in 2017. The decrease for both periods were primarily driven by the impact of tax reform on certain tax-advantaged investment.
Global Transaction Services revenue increased $164 million and $393 million for the three and six months ended June 30, 2018 driven by higher short-term rates and increased deposit balances.
Average loans and leases increased three percent for both the three and six months ended June 30, 2018 compared to the same periods in 2017 driven by growth in the commercial and industrial, and commercial real estate portfolios. Average deposits increased eight percent for the three months ended June 30, 2018 and seven percent for the six months ended June 30, 2018. The increase for both periods was due to growth in international and domestic interest-bearing balances.

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

Bank of America 18

Investment Banking Fees

	Global Banking		Total Corporation		Global Banking		Total Corporation
	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Products
Advisory	$269	$465	$303	$483	$545	$856	$599	$888
Debt issuance	367	361	874	901	723	773	1,701	1,827
Equity issuance	107	103	290	231	219	226	604	543
Gross investment banking fees	743	929	1,467	1,615	1,487	1,855	2,904	3,258
Self-led deals	(15)	(47)	(45)	(83)	(49)	(71)	(129)	(142)
Total investment banking fees	$728	$882	$1,422	$1,532	$1,438	$1,784	$2,775	$3,116
Total Corporation investment banking fees, excluding self-led deals, of $1.4 billion and $2.8 billion, which are primarily included within Global Banking and Global Markets, decreased seven percent and eleven percent for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to declines in advisory fees and debt issuances, partially offset by an increase in equity issuances.
Global Markets

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2018	2017	% Change	2018	2017	% Change
Net interest income (FTE basis)	$801	$864	(7)%	$1,671	$1,913	(13)%
Noninterest income:
Investment and brokerage services	430	521	(17)	918	1,052	(13)
Investment banking fees	652	590	11	1,261	1,255	—
Trading account profits	2,184	1,743	25	4,887	3,920	25
All other income	154	229	(33)	270	514	(47)
Total noninterest income	3,420	3,083	11	7,336	6,741	9
Total revenue, net of interest expense (FTE basis)	4,221	3,947	7	9,007	8,654	4

Provision for credit losses	(1)	25	n/m	(4)	8	n/m
Noninterest expense	2,715	2,650	2	5,533	5,406	2
Income before income taxes (FTE basis)	1,507	1,272	18	3,478	3,240	7
Income tax expense (FTE basis)	391	442	(12)	904	1,113	(19)
Net income	$1,116	$830	34	$2,574	$2,127	21

Effective tax rate (FTE basis)	25.9%	34.7%		26.0%	34.4%

Return on average allocated capital	13	10		15	12
Efficiency ratio (FTE basis)	64.33	67.12		61.43	62.46

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2018	2017	% Change	2018	2017	% Change
Trading-related assets:
Trading account securities	$209,271	$221,569	(6)%	$209,772	$212,767	(1)%
Reverse repurchases	132,257	101,551	30	128,125	99,206	29
Securities borrowed	83,282	88,041	(5)	82,831	84,695	(2)
Derivative assets	48,316	41,402	17	47,447	40,877	16
Total trading-related assets	473,126	452,563	5	468,175	437,545	7
Total loans and leases	75,053	69,638	8	74,412	69,850	7
Total earning assets	490,482	456,588	7	488,307	443,321	10
Total assets	678,500	645,227	5	678,434	626,224	8
Total deposits	30,736	31,919	(4)	31,524	32,535	(3)
Allocated capital	35,000	35,000	—	35,000	35,000	—

Period end				June 30 2018	December 31 2017	% Change
Total trading-related assets				$441,657	$419,375	5%
Total loans and leases				73,496	76,778	(4)
Total earning assets				454,706	449,314	1
Total assets				637,110	629,013	1
Total deposits				31,450	34,029	(8)
n/m = not meaningful

19 Bank of America

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
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Net income for Global Markets increased $286 million to $1.1 billion driven by higher revenue and lower tax expense from the impact of the reduction in the federal income tax rate, partially offset by higher noninterest expense. Net DVA losses were $179 million compared to losses of $159 million. Excluding net DVA, net income increased $323 million to $1.3 billion primarily driven by higher revenue and the impact of the Tax Act, partially offset by higher noninterest expense.
Sales and trading revenue, excluding net DVA, increased $227 million primarily due to higher Equities revenue driven by increased client financing activity. Noninterest expense increased $65 million to $2.7 billion primarily due to higher revenue-related expense and continued investments in technology.
Average assets increased $33.3 billion to $678.5 billion primarily driven by growth in client financing activities in the Equities business and increased levels of inventory across the fixed-income, currencies and commodities (FICC) business to facilitate client demand.
The return on average allocated capital was 13 percent, up from 10 percent, reflecting higher net income.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Net income for Global Markets increased $447 million to $2.6 billion driven by higher revenue and lower tax expense from the impact of the reduction in the federal income tax rate. Net DVA losses were $115 million compared to losses of $289 million. Excluding net DVA, net income increased $355 million to $2.7 billion primarily driven by higher revenue and the impact of the Tax Act, partially offset by higher noninterest expense.
Sales and trading revenue, excluding net DVA, increased $251 million due to higher Equities revenue partially offset by lower FICC revenue. Noninterest expense increased $127 million to $5.5 billion primarily due to continued investments in technology.
Average assets increased $52.2 billion to $678.4 billion primarily driven by the same factors as described in the three-month discussion. Total period-end assets increased $8.1 billion to $637.1 billion due to increased levels of inventory across the FICC business to facilitate client demand.
The return on average allocated capital was 15 percent, up from 12 percent, reflecting higher net income.
Sales and Trading Revenue
For a description of sales and trading revenue, see Business Segment Operations in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K. The following table and related discussion present sales and trading revenue, substantially all of which is in Global Markets, with the remainder in Global Banking. In addition, the following table and related discussion present sales and trading revenue, excluding net DVA, which is a non-GAAP financial measure. For more information on net DVA, see Supplemental Financial Data on page 6.

Sales and Trading Revenue (1, 2)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017
Sales and trading revenue
Fixed-income, currencies and commodities	$2,106	$2,106	$4,720	$4,916
Equities	1,311	1,104	2,814	2,193
Total sales and trading revenue	$3,417	$3,210	$7,534	$7,109

Sales and trading revenue, excluding net DVA (3)
Fixed-income, currencies and commodities	$2,290	$2,254	$4,826	$5,184
Equities	1,306	1,115	2,823	2,214
Total sales and trading revenue, excluding net DVA	$3,596	$3,369	$7,649	$7,398

(1)
Includes FTE adjustments of $80 million and $148 million for the three and six months ended June 30, 2018 compared to $51 million and $100 million for the same periods in 2017. For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.

(2)
Includes Global Banking sales and trading revenue of $75 million and $241 million for the three and six months ended June 30, 2018 compared to $56 million and $114 million for the same periods in 2017.

(3)
FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA losses were $184 million and $106 million for the three and six months ended June 30, 2018 compared to losses of $148 million and $268 million for the same periods in 2017. Equities net DVA gains were $5 million and losses were $9 million for the three and six months ended June 30, 2018 compared to losses of $11 million and $21 million for the same periods in 2017.

The following explanations for period-over-period changes in sales and trading, FICC and Equities revenue exclude net DVA, but would be the same whether net DVA was included or excluded.
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
FICC revenue increased $36 million primarily due to improved performance in macro-related products, partially offset by weakness in credit products. Equities revenue increased $191 million driven by increased client activity in financing and derivatives.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
FICC revenue decreased $358 million primarily due to lower activity and a less favorable market in credit-related products. The decline in FICC revenue was also impacted by higher funding costs, which were driven by increases in market interest rates. Equities revenue increased $609 million driven by increased client activity in financing and derivatives and a strong trading performance in derivatives in the more volatile market environment.

Bank of America 20

All Other

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2018	2017	% Change	2018	2017	% Change
Net interest income (FTE basis)	$129	$260	(50)%	$273	$524	(48)%
Noninterest income (loss)	(429)	616	n/m	(906)	260	n/m
Total revenue, net of interest expense (FTE basis)	(300)	876	(134)	(633)	784	n/m

Provision for credit losses	(105)	(159)	(34)	(257)	(185)	39
Noninterest expense	619	1,375	(55)	1,595	2,811	(43)
Loss before income taxes (FTE basis)	(814)	(340)	139	(1,971)	(1,842)	7
Income tax expense (benefit) (FTE basis)	(567)	5	n/m	(1,438)	(1,143)	26
Net loss	$(247)	$(345)	(28)	$(533)	$(699)	(24)

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2018	2017	% Change	2018	2017	% Change
Total loans and leases	$63,155	$87,667	(28)%	$65,470	$91,250	(28)%
Total assets (1)	188,623	204,196	(8)	194,554	205,914	(6)
Total deposits	22,682	26,320	(14)	22,896	25,811	(11)

Period end				June 30 2018	December 31 2017	% Change
Total loans and leases				$61,256	$69,452	(12)%
Total assets (1)				190,489	194,042	(2)
Total deposits				22,757	22,719	—

(1)
In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $519.6 billion and $517.1 billion for the three and six months ended June 30, 2018 compared to $521.8 billion and $521.9 billion for the same periods in 2017, and period-end allocated assets were $522.2 billion and $520.4 billion at June 30, 2018 and December 31, 2017.

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
The Corporation classifies consumer real estate loans as core or non-core based on loan and customer characteristics. For more information on the core and non-core portfolios, see Consumer Portfolio Credit Risk Management on page 29. Residential mortgage loans that are held for ALM purposes, including interest rate or liquidity risk management, are classified as core and are presented on the balance sheet of All Other. During the six months ended June 30, 2018, residential mortgage loans held for ALM activities decreased $2.4 billion to $26.1 billion at June 30, 2018 primarily as a result of payoffs and paydowns. Non-core residential mortgage and home equity loans, which are principally run-off portfolios, are also held in All Other. During the six months ended June 30, 2018, total non-core loans decreased $5.8 billion to $35.5 billion at June 30, 2018 due primarily to payoffs and paydowns, as well as loan sales of $2.1 billion.
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
The net loss for All Other improved $98 million to a loss of $247 million driven by an income tax benefit in the current period, partially offset by a higher pretax loss.
Revenue decreased $1.2 billion to a $300 million loss primarily due to a prior-year $793 million pretax gain recognized in connection with the sale of the non-U.S. consumer credit card business and, in the current-year period, a negative impact from a $729 million charge related to the redemption of certain trust preferred securities, partially offset by a $572 million gain from the sale of primarily non-core mortgage loans.
The benefit in provision for credit losses declined $54 million to $105 million due to a slowing pace of portfolio improvement in consumer real estate.
Noninterest expense decreased $756 million to $619 million due to lower non-core mortgage costs and reduced operational costs from the sale of the non-U.S consumer credit card business. Also, the prior-year period included a $295 million impairment charge related to certain data centers.
The income tax benefit was $567 million compared to income tax expense of $5 million. The prior year included tax expense of $690 million related to the sale of the non-U.S. consumer credit card business. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The net loss for All Other improved $166 million to a loss of $533 million, reflecting a higher income tax benefit, partially offset by a higher pretax loss.
Revenue decreased $1.4 billion to $633 million primarily driven by the same factors as described in the three-month discussion. Gains on sales of loans, including the sale of non-core mortgage loans, nonperforming and other delinquent loans, were $636 million compared to $44 million.
The benefit in provision for credit losses improved $72 million to $257 million primarily driven by the impact of the sale of the non–U.S. consumer credit card business during the second quarter of 2017.
Noninterest expense decreased $1.2 billion to $1.6 billion due to the same factors as described in the three-month discussion.

21 Bank of America

The income tax benefit was $1.4 billion compared to a benefit of $1.1 billion in the same period in 2017. The prior-year period included $690 million in tax expense as described in the three-month discussion. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.
Off-Balance Sheet Arrangements and Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. For more information on obligations and commitments, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements herein as well as Off-Balance Sheet Arrangements and Contractual Obligations in the MD&A, Note 11 – Long-term Debt and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
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
We periodically review capital allocated to our businesses and allocate capital annually during the strategic and capital planning processes. For more information, see Business Segment Operations on page 11.
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and requests for capital actions on an annual basis, consistent with the rules governing the CCAR capital plan.
On June 28, 2018, following the Federal Reserve’s non-objection to our 2018 CCAR capital plan, the Board authorized the repurchase of approximately $20.6 billion in common stock from July 1, 2018 through June 30, 2019, which includes approximately $600 million in repurchases to offset shares awarded under equity-based compensation plans during the same period.
The repurchase program, which covers both common stock and warrants, will be subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price and general market conditions, and may be suspended at any time. The repurchases may be effected through open market purchases or privately negotiated transactions, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As a “well-capitalized” BHC, we may notify the Federal Reserve of our intention to make additional capital distributions not to exceed 0.25 percent of Tier 1 capital, and which were not contemplated in our capital plan, subject to the Federal Reserve’s non-objection.
Regulatory Capital
As a financial services holding company, we are subject to regulatory capital rules issued by U.S. banking regulators including Basel 3. The Corporation and its primary affiliated banking entity, BANA, are Basel 3 Advanced approaches institutions and are required to report regulatory risk-based capital ratios and risk-weighted assets under both the Standardized and Advanced approaches. The approach that yields the lower ratio is used to assess capital adequacy including under the Prompt Corrective Action (PCA) framework. As of June 30, 2018, Common equity tier 1 (CET1) and Tier 1 capital ratios were lower under the Standardized approach whereas Advanced approaches yielded a

Bank of America 22

lower Total capital ratio. For more information on Basel 3, see Capital Management in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
Minimum Capital Requirements
Minimum capital requirements and related buffers are being phased in from January 1, 2014 through January 1, 2019. The PCA framework establishes categories of capitalization including well capitalized, based on the Basel 3 regulatory ratio requirements. U.S. banking regulators are required to take certain mandatory actions depending on the category of capitalization, with no mandatory actions required for well-capitalized banking organizations.
We are subject to a capital conservation buffer, a countercyclical capital buffer and a global systemically important bank (G-SIB) surcharge that are being phased in over a three-year period ending January 1, 2019. Once fully phased-in, the Corporation’s risk-based capital ratio requirements will include a capital conservation buffer greater than 2.5 percent, plus any applicable countercyclical capital buffer and a G-SIB surcharge in order to avoid restrictions on capital distributions and discretionary bonus payments. The buffers and surcharge must be comprised solely of CET1 capital. Under the phase-in provisions, we are required to maintain a capital conservation buffer greater than 1.875 percent plus a G-SIB surcharge of 1.875 percent in 2018. The countercyclical capital buffer is currently set at zero. We estimate that our fully phased-in G-SIB surcharge will be 2.5 percent. The G-SIB surcharge may differ from this estimate over time.
Effective January 1, 2018, the Corporation is required to maintain a minimum supplementary leverage ratio (SLR) of 3.0 percent plus a leverage buffer of 2.0 percent in order to avoid certain restrictions on capital distributions and discretionary bonus payments. Our insured depository institution subsidiaries are required to maintain a minimum 6.0 percent SLR to be considered well capitalized under the PCA framework. For more information on the Corporation’s capital ratios and regulatory requirements, see Table 9.
Capital Composition and Ratios
Table 9 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at June 30, 2018 and December 31, 2017. As of June 30, 2018 and December 31, 2017, the Corporation met the definition of well capitalized under current regulatory requirements.

Table 9	Bank of America Corporation Regulatory Capital under Basel 3 (1)

	Standardized Approach	Advanced Approaches	Current Regulatory Minimum (2)	2019 Regulatory Minimum (3)
(Dollars in millions, except as noted)	June 30, 2018
Risk-based capital metrics:
Common equity tier 1 capital	$164,872	$164,872
Tier 1 capital	187,506	187,506
Total capital (4)	220,230	211,973
Risk-weighted assets (in billions)	1,444	1,437
Common equity tier 1 capital ratio	11.4%	11.5%	8.25%	9.5%
Tier 1 capital ratio	13.0	13.0	9.75	11.0
Total capital ratio	15.3	14.8	11.75	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$2,245	$2,245
Tier 1 leverage ratio	8.4%	8.4%	4.0	4.0

SLR leverage exposure (in billions)		$2,803
SLR		6.7%	5.0	5.0

	December 31, 2017
Risk-based capital metrics:
Common equity tier 1 capital	$168,461	$168,461
Tier 1 capital	190,189	190,189
Total capital (4)	224,209	215,311
Risk-weighted assets (in billions)	1,443	1,459
Common equity tier 1 capital ratio	11.7%	11.5%	7.25%	9.5%
Tier 1 capital ratio	13.2	13.0	8.75	11.0
Total capital ratio	15.5	14.8	10.75	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$2,223	$2,223
Tier 1 leverage ratio	8.6%	8.6%	4.0	4.0

(1)	Basel 3 transition provisions for regulatory capital adjustments and deductions were fully phased-in as of January 1, 2018. Prior periods are presented on a fully phased-in basis.

(2)
The June 30, 2018 and December 31, 2017 amounts include a transition capital conservation buffer of 1.875 percent and 1.25 percent and a transition G-SIB surcharge of 1.875 percent and 1.5 percent. The countercyclical capital buffer for both periods is zero.

(3)
The 2019 regulatory minimums include a capital conservation buffer of 2.5 percent and G-SIB surcharge of 2.5 percent. The countercyclical capital buffer is zero. We will be subject to regulatory minimums on January 1, 2019. The SLR minimum includes a leverage buffer of 2.0 percent and was applicable beginning on January 1, 2018.

(4)	Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.

(5)	Reflects adjusted average total assets for the three months ended June 30, 2018 and December 31, 2017.

23 Bank of America

CET1 capital was $164.9 billion at June 30, 2018, a decrease of $3.6 billion from December 31, 2017, driven by common stock repurchases, market value declines included in accumulated other comprehensive income (OCI) and dividends, partially offset by earnings. During the six months ended June 30, 2018, Total capital under the Advanced approaches decreased $3.3 billion driven by the same factors as CET1. Standardized risk-weighted assets, which yielded the lower CET1 ratio for June 30, 2018, remained relatively unchanged from December 31, 2017.
Table 10 shows the capital composition at June 30, 2018 and December 31, 2017.

Table 10	Capital Composition under Basel 3 (1)

(Dollars in millions)		June 30 2018	December 31 2017
Total common shareholders’ equity		$241,035	$244,823
Goodwill, net of related deferred tax liabilities		(68,574)	(68,576)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(6,393)	(6,555)
Intangibles, other than mortgage servicing rights and goodwill, net of related deferred tax liabilities		(1,519)	(1,743)
Other		323	512
Common equity tier 1 capital		164,872	168,461
Qualifying preferred stock, net of issuance cost		23,180	22,323
Other		(546)	(595)
Tier 1 capital		187,506	190,189
Tier 2 capital instruments		22,019	22,938
Eligible credit reserves included in Tier 2 capital		2,580	2,272
Other		(132)	(88)
Total capital under the Advanced approaches		$211,973	$215,311

(1)	Basel 3 transition provisions for regulatory capital adjustments and deductions were fully phased-in as of January 1, 2018. Prior periods are presented on a fully phased-in basis.
Table 11 shows the components of risk-weighted assets as measured under Basel 3 at June 30, 2018 and December 31, 2017.

Table 11	Risk-weighted Assets under Basel 3 (1)

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
(Dollars in billions)		June 30, 2018		December 31, 2017
Credit risk		$1,390	$851	$1,384	$867
Market risk		54	53	59	58
Operational risk		n/a	500	n/a	500
Risks related to credit valuation adjustments		n/a	33	n/a	34
Total risk-weighted assets		$1,444	$1,437	$1,443	$1,459

(1)	Basel 3 transition provisions for regulatory capital adjustments and deductions were fully phased-in as of January 1, 2018. Prior periods are presented on a fully phased-in basis.
n/a = not applicable
Bank of America, N.A. Regulatory Capital
Table 12 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at June 30, 2018 and December 31, 2017. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 12		Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach		Advanced Approaches
	Ratio	Amount	Ratio	Amount	Minimum Required (1)
(Dollars in millions)	June 30, 2018
Common equity tier 1 capital	12.2%	$147,327	14.8%	$147,327	6.5%
Tier 1 capital	12.2	147,327	14.8	147,327	8.0
Total capital	13.3	159,636	15.2	151,705	10.0
Tier 1 leverage	8.7	147,327	8.7	147,327	5.0
SLR			7.0	147,327	6.0

	December 31, 2017
Common equity tier 1 capital	12.5%	$150,552	14.9%	$150,552	6.5%
Tier 1 capital	12.5	150,552	14.9	150,552	8.0
Total capital	13.6	163,243	15.4	154,675	10.0
Tier 1 leverage	9.0	150,552	9.0	150,552	5.0

(1)	Percent required to meet guidelines to be considered well capitalized under the PCA framework.

Bank of America 24

Regulatory Developments
The following supplements the disclosure in Capital Management – Regulatory Developments in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
Minimum Total Loss-Absorbing Capacity
The Federal Reserve’s final rule, which is effective January 1, 2019, includes minimum external total loss-absorbing capacity (TLAC) and long-term debt requirements to improve the resolvability and resiliency of large, interconnected BHCs. As of June 30, 2018, the Corporation’s TLAC and long-term debt exceeded our estimated 2019 minimum requirements.
Stress Buffer Requirements
On April 10, 2018, the Federal Reserve announced a proposal to integrate the annual quantitative assessment of the CCAR program with the buffer requirements in the Basel 3 capital rule by introducing stress buffer requirements as a replacement of the CCAR quantitative objection. Under the Standardized approach, the proposal replaces the existing static 2.5 percent capital conservation buffer with a stress capital buffer, calculated as the decrease in the CET1 capital ratio in the supervisory severely adverse scenario of the modified CCAR stress test plus four quarters of planned common stock dividend payments, floored at 2.5 percent. The static 2.5 percent capital conservation buffer would be retained under the Advanced approaches. The proposal also introduces a stress leverage buffer requirement which would be calculated as the decrease in the Tier 1 leverage ratio in the supervisory severely adverse scenario of the modified CCAR stress test plus four quarters of planned common stock dividends, with no floor. The SLR would not incorporate a stress buffer requirement. The proposal also updates the capital distribution assumptions used in the CCAR stress test to better align with a firm’s expected actions in stress, notably removing the assumption that a BHC will carry out all of its planned capital actions under stress. If finalized, the proposal would be effective December 31, 2018, with the first stress buffer requirements generally becoming effective on October 1, 2019.
Enhanced Supplementary Leverage Ratio Requirements
On April 11, 2018, the Federal Reserve and OCC announced a proposal to modify the enhanced SLR standards applicable to U.S. G-SIBs and their insured depository institution subsidiaries. The proposal replaces the existing 2.0 percent leverage buffer with a leverage buffer tailored to each G-SIB, set at 50 percent of the applicable G-SIB surcharge. This proposal also replaces the current 6.0 percent threshold at which a G-SIB’s insured depository institution subsidiaries are considered well capitalized under the PCA framework with a threshold set at 3.0 percent plus 50 percent of the G-SIB surcharge applicable to the subsidiary’s G-SIB holding company. Correspondingly, the proposal updates the external TLAC leverage buffer for each G-SIB to 50 percent of the applicable G-SIB surcharge and revises the leverage component of the minimum long-term debt requirements to be 2.5 percent plus 50 percent of the applicable G-SIB surcharge.
Revisions to Basel 3 to Address Current Expected Credit Loss Accounting
On April 13, 2018, the U.S. banking regulators announced a proposal to address the regulatory capital impact of using the current expected credit loss methodology to measure credit reserves under a new accounting standard which is effective on January 1, 2020. For more information on this standard, see Note

1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements. The proposal provides an option to phase-in the impact to regulatory capital over a three-year period on a straight-line basis. It also updates the existing regulatory capital framework by creating a new defined term, allowance for credit losses, which would include credit losses on all financial instruments measured at amortized cost with the exception of purchased credit-impaired assets. The proposal continues to allow a limited amount of credit losses to be recognized in Tier 2 capital and maintains the existing limits under the Standardized and Advanced approaches.
Single-Counterparty Credit Limits
On June 14, 2018, the Federal Reserve published a final rule establishing single-counterparty credit limits (SCCL) for BHCs with total consolidated assets of $250 billion or more. The SCCL rule is designed to ensure that the maximum possible loss that a BHC could incur due to the default of a single counterparty or a group of connected counterparties would not endanger the BHC’s survival, thereby reducing the probability of future financial crises. Beginning January 1, 2020, G-SIBs must calculate SCCL on a daily basis by dividing the aggregate net credit exposure to a given counterparty by the G-SIB’s Tier 1 capital, ensuring that exposures to other G-SIBs and nonbank financial institutions regulated by the Federal Reserve do not breach 15 percent of Tier 1 capital and exposures to most other counterparties do not breach 25 percent of Tier 1 capital. Certain exposures, including exposures to the U.S. government, U.S. government-sponsored entities and qualifying central counterparties, are exempt from the credit limits.
Broker-dealer Regulatory Capital and Securities Regulation
The Corporation’s principal U.S. broker-dealer subsidiaries are Merrill Lynch, Pierce, Fenner & Smith Incorporated (MLPF&S) and Merrill Lynch Professional Clearing Corp (MLPCC). MLPCC is a fully-guaranteed subsidiary of MLPF&S and provides clearing and settlement services. Both entities are subject to the net capital requirements of Securities and Exchange Commission Rule 15c3-1. Both entities are also registered as futures commission merchants and are subject to the Commodity Futures Trading Commission Regulation 1.17.
MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At June 30, 2018, MLPF&S’s regulatory net capital as defined by Rule 15c3-1 was $13.5 billion and exceeded the minimum requirement of $1.8 billion by $11.7 billion. MLPCC’s net capital of $4.5 billion exceeded the minimum requirement of $546 million by $3.9 billion.
In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5.0 billion. At June 30, 2018, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.
Merrill Lynch International (MLI), a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority, and is subject to certain regulatory capital requirements. At June 30, 2018, MLI’s capital resources were $35.0 billion, which exceeded the minimum Pillar 1 requirement of $14.7 billion.

25 Bank of America

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
We define liquidity as readily available assets, limited to cash and high-quality, liquid, unencumbered securities that we can use to meet our contractual and contingent financial obligations as those obligations arise. We manage our liquidity position through line of business and ALM activities, as well as through our legal entity funding strategy, on both a forward and current (including intraday) basis under both expected and stressed conditions. We believe that a centralized approach to funding and liquidity management enhances our ability to monitor liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to liquidity events. For more information regarding global funding and liquidity risk management, as well as our liquidity sources, liquidity arrangements, contingency planning and credit ratings discussed below, see Liquidity Risk in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
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
Global Liquidity Sources and Other Unencumbered Assets
Table 13 presents our average global liquidity sources (GLS) for the three months ended June 30, 2018 and December 31, 2017.

Table 13	Average Global Liquidity Sources

	Three Months Ended
(Dollars in billions)	June 30 2018	December 31 2017
Parent company and NB Holdings	$74	$79
Bank subsidiaries	393	394
Other regulated entities	45	49
Total Average Global Liquidity Sources	$512	$522
We maintain liquidity available to the Corporation, including the parent company and selected subsidiaries, in the form of cash and high-quality, liquid, unencumbered securities. Typically, parent company and NB Holdings liquidity is in the form of cash deposited with BANA.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Liquidity at bank subsidiaries excludes the cash deposited by the parent company and NB Holdings. Our bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain FHLBs and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $311 billion and $308 billion at June 30, 2018 and December 31, 2017. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the parent company or nonbank subsidiaries may be subject to prior regulatory approval.
Liquidity held in other regulated entities, comprised primarily of broker-dealer subsidiaries, is primarily available to meet the obligations of that entity and transfers to the parent company or to any other subsidiary may be subject to prior regulatory approval due to regulatory restrictions and minimum requirements. Our other regulated entities also hold unencumbered investment-grade securities and equities that we believe could be used to generate additional liquidity.
Table 14 presents the composition of average GLS for the three months ended June 30, 2018 and December 31, 2017.

Table 14	Average Global Liquidity Sources Composition

	Three Months Ended
(Dollars in billions)	June 30 2018	December 31 2017
Cash on deposit	$130	$118
U.S. Treasury securities	60	62
U.S. agency securities and mortgage-backed securities	312	330
Non-U.S. government securities	10	12
Total Average Global Liquidity Sources	$512	$522
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $434 billion and $439 billion for the three months ended June 30, 2018 and December 31, 2017. For the same periods, the average consolidated LCR was 122 percent and 125 percent. Our LCR will fluctuate due to normal business flows from customer activity.

Bank of America 26

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
We use a variety of metrics to determine the appropriate amounts of liquidity to maintain at the parent company and our subsidiaries. One metric we use to evaluate the appropriate level of liquidity at the parent company and NB Holdings is “time-to-required funding” (TTF). This debt coverage measure indicates the number of months the parent company can continue to meet its unsecured contractual obligations as they come due using only the parent company and NB Holdings’ liquidity sources without issuing any new debt or accessing any additional liquidity sources. We define unsecured contractual obligations for purposes of this metric as maturities of senior or subordinated debt issued or guaranteed by Bank of America Corporation. These include certain unsecured debt instruments, primarily structured liabilities, which we may be required to settle for cash prior to maturity. TTF was 60 months at June 30, 2018 compared to 49 months at December 31, 2017. The increase in TTF was driven by lower contractual debt maturities.
Diversified Funding Sources
We fund our assets primarily with a mix of deposits, and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products,

programs, markets, currencies and investor groups. We fund a substantial portion of our lending activities through our deposits, which were $1.31 trillion at both June 30, 2018 and December 31, 2017.
Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements and these amounts will vary based on customer activity and market conditions.
During the six months ended June 30, 2018, we issued $42.5 billion of long-term debt consisting of $23.3 billion for Bank of America Corporation, substantially all of which was TLAC compliant, $12.5 billion for Bank of America, N.A. and $6.7 billion of other debt.
On April 30, 2018, we announced that we submitted redemption notices for 11 series of trust preferred securities with a total carrying value of $3.1 billion, resulting in the redemption of such trust preferred securities along with the applicable trust common securities (held by the Corporation or its affiliates) on June 6, 2018. Upon redemption of the trust preferred securities and the extinguishment of the related junior subordinated notes issued by the Corporation, we recorded a charge to other income of $729 million.
Table 15 presents the carrying value of aggregate annual contractual maturities of long-term debt at June 30, 2018. During the six months ended June 30, 2018, we had total long-term debt contractual and non-contractual maturities of $36.5 billion consisting of $23.5 billion for Bank of America Corporation, $5.9 billion for Bank of America, N.A. and $7.1 billion of other debt.

Table 15	Long-term Debt by Maturity

(Dollars in millions)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Bank of America Corporation
Senior notes	$2,592	$14,941	$10,394	$15,946	$14,959	$83,394	$142,226
Senior structured notes	881	1,400	886	460	1,946	8,222	13,795
Subordinated notes	1,529	1,521	—	360	458	19,946	23,814
Junior subordinated notes	—	—	—	—	—	742	742
Total Bank of America Corporation	5,002	17,862	11,280	16,766	17,363	112,304	180,577
Bank of America, N.A.
Senior notes	2,221	—	—	—	—	20	2,241
Subordinated notes	—	1	—	—	—	1,602	1,603
Advances from Federal Home Loan Banks	3,002	11,762	10	2	3	106	14,885
Securitizations and other Bank VIEs (1)	—	3,200	3,098	2,773	—	4	9,075
Other	36	170	9	—	1	76	292
Total Bank of America, N.A.	5,259	15,133	3,117	2,775	4	1,808	28,096
Other debt
Structured liabilities	2,905	3,207	2,004	903	642	7,462	17,123
Nonbank VIEs (1)	15	47	—	—	—	728	790
Other	—	—	—	—	—	9	9
Total other debt	2,920	3,254	2,004	903	642	8,199	17,922
Total long-term debt	$13,181	$36,249	$16,401	$20,444	$18,009	$122,311	$226,595

(1)	Represents the total long-term debt included in the liabilities of consolidated variable interest entities (VIEs) on the Consolidated Balance Sheet.

27 Bank of America

Table 16 presents our long-term debt by major currency at June 30, 2018 and December 31, 2017.

Table 16	Long-term Debt by Major Currency

(Dollars in millions)	June 30 2018	December 31 2017
U.S. dollar	$174,430	$175,623
Euro	36,440	35,481
British pound	5,604	7,016
Canadian dollar	2,994	1,966
Australian dollar	2,943	3,046
Japanese yen	2,933	2,993
Other	1,251	1,277
Total long-term debt	$226,595	$227,402
Total long-term debt decreased $807 million during the six months ended June 30, 2018, due to maturities, including the redemption of the trust preferred securities, changes in the fair value of hedged debt and revaluation of non-U.S. debt, partially offset by issuances. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. In addition, our other regulated entities may make markets in our debt instruments to provide liquidity for investors. For information on funding and liquidity risk management, see Liquidity Risk – Liquidity Stress Analysis and Time-to-required Funding on page 27, and for more information regarding long-term debt funding, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For more information on our ALM activities, see Interest Rate Risk Management for the Banking Book on page 50.
We may also issue unsecured debt in the form of structured notes for client purposes, certain of which qualify as TLAC eligible debt. During the six months ended June 30, 2018, we issued $3.3 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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
On June 21, 2018, Fitch Ratings (Fitch) upgraded the Corporation’s long-term senior debt rating to A+ from A as part of the agency’s latest review of 12 Global Trading & Investment Banks, citing our sustained and improved risk-adjusted earnings, lower risk appetite relative to peers, overall franchise strength and solid liquidity position. The Corporation’s short-term debt rating of F1 was affirmed. Additionally, Fitch upgraded the long- and short-term debt ratings of the Corporation’s rated U.S. subsidiaries, including BANA and MLPF&S, and upgraded the long-term debt ratings of our rated international subsidiaries, including MLI. The outlook at Fitch remains stable for all long-term debt ratings.
The ratings from Standard & Poor’s Global Ratings and Moody’s Investors Service have not changed from those disclosed in the Corporation’s 2017 Annual Report on Form 10-K.
For more information on the additional collateral and termination payments that could be required in connection with certain over-the-counter (OTC) derivative contracts and other trading agreements as a result of a credit rating downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements herein and Item 1A. Risk Factors of the Corporation’s 2017 Annual Report on Form 10-K.

Table 17	Senior Debt Ratings

	Moody’s Investors Service			Standard & Poor’s Global Ratings			Fitch Ratings
	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook
Bank of America Corporation	A3	P-2	Stable	A-	A-2	Stable	A+	F1	Stable
Bank of America, N.A.	Aa3	P-1	Stable	A+	A-1	Stable	AA-	F1+	Stable
Merrill Lynch, Pierce, Fenner & Smith Incorporated	NR	NR	NR	A+	A-1	Stable	AA-	F1+	Stable
Merrill Lynch International	NR	NR	NR	A+	A-1	Stable	A+	F1	Stable
NR = not rated

Bank of America 28

Credit Risk Management
For information on our credit risk management activities, see Consumer Portfolio Credit Risk Management below, Commercial Portfolio Credit Risk Management on page 38, Non-U.S. Portfolio on page 44, Provision for Credit Losses on page 45, Allowance for Credit Losses on page 45, and Note 5 – Outstanding Loans and Leases and Note 6 – Allowance for Credit Losses to the Consolidated Financial Statements.
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
Consumer Credit Portfolio
Improvement in home prices continued during the three and six months ended June 30, 2018 resulting in improved credit quality and lower credit losses in the home equity portfolio, partially offset by seasoning and loan growth in the U.S. credit card portfolio compared to the same periods in 2017.
Improved credit quality and continued loan balance run-off in the consumer real estate portfolio, partially offset by seasoning within the U.S. credit card portfolio, drove a $243 million decrease in the consumer allowance for loan and lease losses during the six months ended June 30, 2018 to $5.1 billion at June 30, 2018. For additional information, see Allowance for Credit Losses on page 45.
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
For more information on PCI loans, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 35 and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 18	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		June 30 2018	December 31 2017	June 30 2018	December 31 2017	June 30 2018	December 31 2017
Residential mortgage (1)		$207,564	$203,811	$2,140	$2,476	$2,483	$3,230
Home equity		53,587	57,744	2,452	2,644	—	—
U.S. credit card		94,790	96,285	n/a	n/a	865	900
Direct/Indirect consumer (2)		92,621	96,342	47	46	35	40
Other consumer (3)		167	166	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$448,729	$454,348	$4,639	$5,166	$3,383	$4,170
Loans accounted for under the fair value option (4)		848	928
Total consumer loans and leases		$449,577	$455,276
Percentage of outstanding consumer loans and leases (5)		n/a	n/a	1.03%	1.14%	0.75%	0.92%
Percentage of outstanding consumer loans and leases, excluding PCI and fully-insured loan portfolios (5)		n/a	n/a	1.11	1.23	0.22	0.22

(1)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At June 30, 2018 and December 31, 2017, residential mortgage includes $1.7 billion and $2.2 billion of loans on which interest had been curtailed by the FHA, and therefore were no longer accruing interest, although principal was still insured, and $742 million and $1.0 billion of loans on which interest was still accruing.

(2)
Outstandings include auto and specialty lending loans and leases of $50.2 billion and $52.4 billion, unsecured consumer lending loans of $410 million and $469 million, U.S. securities-based lending loans of $38.4 billion and $39.8 billion, non-U.S. consumer loans of $2.8 billion and $3.0 billion and other consumer loans of $769 million and $684 million at June 30, 2018 and December 31, 2017.

(3)	Substantially all of other consumer at June 30, 2018 and December 31, 2017 is consumer overdrafts.

(4)
Consumer loans accounted for under the fair value option include residential mortgage loans of $489 million and $567 million and home equity loans of $359 million and $361 million at June 30, 2018 and December 31, 2017. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.

(5)
Excludes consumer loans accounted for under the fair value option. At June 30, 2018 and December 31, 2017, $21 million and $26 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.

n/a = not applicable

29 Bank of America

Table 19 presents net charge-offs and related ratios for consumer loans and leases.

Table 19	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs (1)				Net Charge-off Ratios (1, 2)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Residential mortgage	$7	$(19)	$1	$(2)	0.01%	(0.04)%	—%	—%
Home equity	—	50	33	114	—	0.32	0.12	0.36
U.S. credit card	739	640	1,440	1,246	3.17	2.87	3.09	2.81
Non-U.S. credit card (3)	—	31	—	75	—	1.89	—	1.90
Direct/Indirect consumer	41	33	100	81	0.18	0.14	0.21	0.17
Other consumer	43	16	86	64	n/m	n/m	n/m	n/m
Total	$830	$751	$1,660	$1,578	0.74	0.67	0.75	0.71

(1)	Net charge-offs exclude write-offs in the PCI loan portfolio. For more information, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 35.

(2)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

(3)	Represents net charge-offs related to the non-U.S. credit card loan portfolio, which was sold during the second quarter of 2017.
n/m = not meaningful
Net charge-offs, as shown in Tables 19 and 20, exclude write-offs in the PCI loan portfolio of $14 million and $31 million in residential mortgage and $22 million and $40 million in home equity for the three and six months ended June 30, 2018 compared to $41 million and $50 million in residential mortgage and $14 million and $38 million in home equity for the same periods in 2017. Net charge-off ratios including the PCI write-offs were 0.04 percent and 0.03 percent for residential mortgage and 0.17 percent and 0.27 percent for home equity for the three and six months ended June 30, 2018 compared to 0.04 percent and 0.05 percent for residential mortgage and 0.41 percent and 0.48 percent for home equity for the same periods in 2017. For additional information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 35.
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
As shown in Table 20, outstanding core consumer real estate loans increased $5.3 billion during the six months ended June 30, 2018 driven by an increase of $8.0 billion in residential mortgage, partially offset by a $2.7 billion decrease in home equity.

Bank of America 30

Table 20	Consumer Real Estate Portfolio (1)

	Outstandings		Nonperforming		Net Charge-offs (2)
	June 30 2018	December 31 2017	June 30 2018	December 31 2017	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2018	2017	2018	2017
Core portfolio
Residential mortgage	$184,662	$176,618	$1,052	$1,087	$4	$(2)	$13	$2
Home equity	41,525	44,245	1,077	1,079	14	28	37	59
Total core portfolio	226,187	220,863	2,129	2,166	18	26	50	61
Non-core portfolio
Residential mortgage	22,902	27,193	1,088	1,389	3	(17)	(12)	(4)
Home equity	12,062	13,499	1,375	1,565	(14)	22	(4)	55
Total non-core portfolio	34,964	40,692	2,463	2,954	(11)	5	(16)	51
Consumer real estate portfolio
Residential mortgage	207,564	203,811	2,140	2,476	7	(19)	1	(2)
Home equity	53,587	57,744	2,452	2,644	—	50	33	114
Total consumer real estate portfolio	$261,151	$261,555	$4,592	$5,120	$7	$31	$34	$112

			Allowance for Loan and Lease Losses		Provision for Loan and Lease Losses
			June 30 2018	December 31 2017	Three Months Ended June 30		Six Months Ended June 30
					2018	2017	2018	2017
Core portfolio
Residential mortgage			$213	$218	$1	$(10)	$9	$(11)
Home equity			306	367	(23)	2	(24)	(9)
Total core portfolio			519	585	(22)	(8)	(15)	(20)
Non-core portfolio
Residential mortgage			340	483	(39)	(85)	(125)	(52)
Home equity			507	652	(60)	(77)	(109)	(169)
Total non-core portfolio			847	1,135	(99)	(162)	(234)	(221)
Consumer real estate portfolio
Residential mortgage			553	701	(38)	(95)	(116)	(63)
Home equity			813	1,019	(83)	(75)	(133)	(178)
Total consumer real estate portfolio			$1,366	$1,720	$(121)	$(170)	$(249)	$(241)

(1)
Outstandings and nonperforming loans exclude loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $489 million and $567 million and home equity loans of $359 million and $361 million at June 30, 2018 and December 31, 2017. For more information, see Note 15 – Fair Value Option to the Consolidated Financial Statements.

(2)	Net charge-offs exclude write-offs in the PCI loan portfolio. For more information, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 35.
We believe that the presentation of information adjusted to exclude the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following tables and discussions of the residential mortgage and home equity portfolios, we exclude loans accounted for under the fair value option and provide information that excludes the impact of the PCI loan portfolio and the fully-insured loan portfolio in certain credit quality statistics. We separately disclose information on the PCI loan portfolio on page 35.
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 46 percent of consumer loans and leases at June 30, 2018. At June 30, 2018, 41 percent of the residential mortgage portfolio was in Consumer Banking and 36 percent was in GWIM. The remaining portion was in All Other and was comprised of originated loans, purchased loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with GNMA as well as loans repurchased related to our representations and warranties.
Outstanding balances in the residential mortgage portfolio increased $3.8 billion during the six months ended June 30, 2018 as retention of new originations was partially offset by loan sales of $2.6 billion and run-off.
At June 30, 2018 and December 31, 2017, the residential mortgage portfolio included $21.5 billion and $23.7 billion of outstanding fully-insured loans. At June 30, 2018 and December 31, 2017, $15.5 billion and $17.4 billion had FHA insurance with the remainder protected by long-term standby agreements. At June 30, 2018 and December 31, 2017, $4.3 billion and $5.2 billion of the FHA-insured loan population were repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA.

31 Bank of America

Table 21 presents certain residential mortgage key credit statistics on both a reported basis and excluding the PCI loan portfolio and the fully-insured loan portfolio. Additionally, in the “Reported Basis” columns in the following table, accruing balances past due and nonperforming loans do not include the

PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the residential mortgage portfolio excluding the PCI loan portfolio and the fully-insured loan portfolio. For more information on the PCI loan portfolio, see page 35.

Table 21	Residential Mortgage – Key Credit Statistics

					Reported Basis (1)		Excluding Purchased Credit-impaired and Fully-insured Loans (1)
(Dollars in millions)					June 30 2018	December 31 2017	June 30 2018	December 31 2017
Outstandings					$207,564	$203,811	$178,813	$172,069
Accruing past due 30 days or more					4,717	5,987	1,262	1,521
Accruing past due 90 days or more					2,483	3,230	—	—
Nonperforming loans					2,140	2,476	2,140	2,476
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100					2%	3%	2%	2%
Refreshed LTV greater than 100					2	2	1	1
Refreshed FICO below 620					5	6	2	3
2006 and 2007 vintages (2)					8	10	7	8

Reported Basis					Excluding Purchased Credit-impaired and Fully-insured Loans
Three Months Ended June 30			Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017	2018	2017	2018	2017
Net charge-off ratio (3)	0.01%	(0.04)%	—%	—%	0.01%	(0.05)%	—%	—%

(1)	Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.

(2)	These vintages of loans accounted for $649 million, or 30 percent, and $825 million or 33 percent, of nonperforming residential mortgage loans at June 30, 2018 and December 31, 2017.

(3)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
Nonperforming residential mortgage loans decreased $336 million during the six months ended June 30, 2018 driven by sales of $339 million. Of the nonperforming residential mortgage loans at June 30, 2018, $792 million, or 37 percent, were current on contractual payments. Loans accruing past due 30 days or more decreased $259 million due to seasonal declines.
Net charge-offs increased $26 million to $7 million and increased $3 million to $1 million for the three and six months ended June 30, 2018 compared to the same periods in 2017 primarily due to lower recoveries. During the three months ended June 30, 2018, we sold primarily non-core residential mortgage loans with a carrying value of $1.2 billion, previously transferred to held for sale, and recognized a gain of $572 million that was recorded in other income. The sale of these loans in part drove the lower recoveries during the three months ended June 30, 2018.
Loans with a refreshed LTV greater than 100 percent represented one percent of the residential mortgage loan portfolio at both June 30, 2018 and December 31, 2017. Of the loans with a refreshed LTV greater than 100 percent, 99 percent were performing at June 30, 2018 compared to 98 percent at December 31, 2017. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan. The majority of these loans have a refreshed LTV greater than 100 percent due to home price deterioration since 2006, partially offset by subsequent appreciation.

Of the $178.8 billion in total residential mortgage loans outstanding at June 30, 2018, as shown in Table 22, 31 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $10.2 billion, or 18 percent, at June 30, 2018. Residential mortgage loans that have entered the amortization period generally have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At June 30, 2018, $280 million, or three percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.3 billion, or one percent, for the entire residential mortgage portfolio. In addition, at June 30, 2018, $438 million, or four percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $166 million were contractually current, compared to $2.1 billion, or one percent, for the entire residential mortgage portfolio, of which $792 million were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three to ten years. More than 90 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2020 or later.

Bank of America 32

Table 22 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 16 percent of outstandings at both June 30, 2018 and December 31, 2017. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent of outstandings at both June 30, 2018 and December 31, 2017.

Table 22	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	June 30 2018	December 31 2017	June 30 2018	December 31 2017	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2018	2017	2018	2017
California	$71,577	$68,455	$366	$433	$(7)	$(21)	$(17)	$(25)
New York (3)	18,249	17,239	220	227	2	1	6	(1)
Florida (3)	11,147	10,880	270	280	—	(3)	(5)	(2)
Texas	7,527	7,237	122	126	2	—	3	1
New Jersey (3)	6,466	6,099	107	130	3	1	5	2
Other	63,847	62,159	1,055	1,280	7	3	9	23
Residential mortgage loans (4)	$178,813	$172,069	$2,140	$2,476	$7	$(19)	$1	$(2)
Fully-insured loan portfolio	21,544	23,741
Purchased credit-impaired residential mortgage loan portfolio (5)	7,207	8,001
Total residential mortgage loan portfolio	$207,564	$203,811

(1)	Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

(2)
Net charge-offs exclude $14 million and $31 million of write-offs in the residential mortgage PCI loan portfolio for the three and six months ended June 30, 2018 compared to $41 million and $50 million for the same periods in 2017. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 35.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amounts exclude the PCI residential mortgage and fully-insured loan portfolios.

(5)	At both June 30, 2018 and December 31, 2017, 47 percent of PCI residential mortgage loans were in California. There were no other significant single state concentrations.
Home Equity
At June 30, 2018, the home equity portfolio made up 12 percent of the consumer portfolio and is comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages.
At June 30, 2018, our HELOC portfolio had an outstanding balance of $47.5 billion, or 89 percent of the total home equity portfolio, compared to $51.2 billion, or 89 percent, at December 31, 2017. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15-year amortizing loans.
At June 30, 2018, our home equity loan portfolio had an outstanding balance of $3.8 billion, or seven percent of the total home equity portfolio, compared to $4.4 billion, or seven percent, at December 31, 2017. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years, and of the $3.8 billion at June 30, 2018, 58 percent have 25- to 30-year terms. At June 30, 2018, our reverse mortgage portfolio had an outstanding balance of $2.3 billion, or four percent of the total home equity portfolio, compared to $2.1 billion, or four percent, at December 31, 2017. We no longer originate reverse mortgages.

At June 30, 2018, 70 percent of the home equity portfolio was in Consumer Banking, 23 percent was in All Other and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $4.2 billion during the six months ended June 30, 2018 primarily due to paydowns and charge-offs outpacing new originations and draws on existing lines. Of the total home equity portfolio at June 30, 2018 and December 31, 2017, $18.0 billion and $18.7 billion, or 34 percent and 32 percent, were in first-lien positions (35 percent and 34 percent excluding the PCI home equity portfolio). At June 30, 2018, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $8.5 billion, or 17 percent of our total home equity portfolio excluding the PCI loan portfolio.
Unused HELOCs totaled $43.4 billion at June 30, 2018 compared to $44.2 billion at December 31, 2017. The decrease was primarily due to accounts reaching the end of their draw period, which automatically eliminates open line exposure, and customers choosing to close accounts. Both of these more than offset the impact of new production. The HELOC utilization rate was 52 percent and 54 percent at June 30, 2018 and December 31, 2017.

33 Bank of America

Table 23 presents certain home equity portfolio key credit statistics on both a reported basis and excluding the PCI loan portfolio. Additionally, in the “Reported Basis” columns in the following table, accruing balances past due 30 days or more and nonperforming loans do not include the PCI loan portfolio, in accordance with our accounting policies, even though the customer may be contractually past due. As such, the following discussion presents the home equity portfolio excluding the PCI loan portfolio. For more information on the PCI loan portfolio, see page 35.

Table 23					Home Equity – Key Credit Statistics

					Reported Basis (1)		Excluding Purchased Credit-impaired Loans (1)
(Dollars in millions)					June 30 2018	December 31 2017	June 30 2018	December 31 2017
Outstandings					$53,587	$57,744	$51,209	$55,028
Accruing past due 30 days or more (2)					427	502	427	502
Nonperforming loans (2)					2,452	2,644	2,452	2,644
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100					3%	3%	3%	3%
Refreshed CLTV greater than 100					4	5	4	4
Refreshed FICO below 620					6	6	6	6
2006 and 2007 vintages (3)					27	29	24	27

	Reported Basis				Excluding Purchased Credit-impaired Loans
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017	2018	2017	2018	2017
Net charge-off ratio (4)	—%	0.32%	0.12%	0.36%	—%	0.34%	0.13%	0.38%

(1)	Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.

(2)
Accruing past due 30 days or more include $50 million and $67 million and nonperforming loans include $298 million and $344 million of loans where we serviced the underlying first lien at June 30, 2018 and December 31, 2017.

(3)
These vintages of loans have higher refreshed combined loan-to-value (CLTV) ratios and accounted for 53 percent and 52 percent of nonperforming home equity loans at June 30, 2018 and December 31, 2017, and $8 million and $37 million of net charge-offs for the three and six months ended June 30, 2018, and $46 million and $103 million for the same periods in 2017.

(4)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
Nonperforming outstanding balances in the home equity portfolio decreased $192 million during the six months ended June 30, 2018 as outflows, including $47 million of sales, outpaced new inflows. Of the nonperforming home equity portfolio at June 30, 2018, $1.3 billion, or 55 percent, were current on contractual payments. Nonperforming loans that are contractually current primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, junior-lien loans where the underlying first lien is 90 days or more past due, as well as loans that have not yet demonstrated a sustained period of payment performance following a TDR. In addition, $653 million, or 27 percent, of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $75 million during the six months ended June 30, 2018.
In some cases, the junior-lien home equity outstanding balance that we hold is performing, but the underlying first lien is not. For outstanding balances in the home equity portfolio on which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans where the first lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first lien. For certain loans, we utilize a third-party vendor to combine credit bureau and public record data to better link a junior-lien loan with the underlying first-lien loan. At June 30, 2018, we estimate that $728 million of current and $112 million of 30 to 89 days past due junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $144 million of these combined amounts, with the remaining $696 million serviced by third parties. Of the $840 million of current to 89 days past due junior-lien loans, based on available credit bureau data and our own internal servicing data, we estimate that approximately $266 million had first-lien loans that were 90 days or more past due.

Net charge-offs decreased $50 million to $0 and $81 million to $33 million for the three and six months ended June 30, 2018 compared to the same periods in 2017 driven by favorable portfolio trends due in part to improvement in home prices and the U.S. economy.
Outstanding balances with a refreshed CLTV greater than 100 percent comprised four percent of the home equity portfolio at both June 30, 2018 and December 31, 2017. Outstanding balances with a refreshed CLTV greater than 100 percent reflect loans where our loan and available line of credit combined with any outstanding senior liens against the property are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first lien that is available to reduce the severity of loss on the second lien. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 95 percent of the customers were current on their home equity loan and 91 percent of second-lien loans with a refreshed CLTV greater than 100 percent were current on both their second-lien and underlying first-lien loans at June 30, 2018.
Of the $51.2 billion in total home equity portfolio outstandings at June 30, 2018, as shown in Table 24, 23 percent require interest-only payments. The outstanding balance of HELOCs that have reached the end of their draw period and have entered the amortization period was $18.0 billion at June 30, 2018. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At June 30, 2018, $315 million, or two percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at June 30, 2018, $2.1 billion, or 11 percent, of outstanding HELOCs that had entered the amortization period were nonperforming, of which $1.2 billion were contractually current. Loans in our HELOC portfolio

Bank of America 34

generally have an initial draw period of 10 years and three percent of these loans will enter the amortization period during the remainder of 2018 and will be required to make fully-amortizing payments. We communicate to contractually current customers more than a year prior to the end of their draw period to inform them of the potential change to the payment structure before entering the amortization period, and provide payment options to customers prior to the end of the draw period.
Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period (i.e., customers may draw on and repay their line of credit, but are generally only required to pay interest on a monthly basis). During the three months ended June 30, 2018, 27 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.

Table 24 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent of the outstanding home equity portfolio at both June 30, 2018 and December 31, 2017. For the three and six months ended June 30, 2018, loans within this MSA contributed $5 million and $16 million of net charge-offs within the home equity portfolio compared to $15 million and $28 million for the same periods in 2017. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent of the outstanding home equity portfolio at both June 30, 2018 and December 31, 2017. For the three and six months ended June 30, 2018, loans within this MSA contributed net recoveries of $6 million and $11 million within the home equity portfolio compared to net recoveries of $5 million and $8 million for the same periods in 2017.

Table 24	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs (2)
	June 30 2018	December 31 2017	June 30 2018	December 31 2017	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2018	2017	2018	2017
California	$14,120	$15,145	$703	$766	$(14)	$(8)	$(21)	$(15)
Florida (3)	5,805	6,308	405	411	3	10	13	21
New Jersey (3)	4,172	4,546	183	191	5	11	14	21
New York (3)	3,896	4,195	243	252	2	9	8	17
Massachusetts	2,564	2,751	84	92	1	1	3	2
Other	20,652	22,083	834	932	3	27	16	68
Home equity loans (4)	$51,209	$55,028	$2,452	$2,644	$—	$50	$33	$114
Purchased credit-impaired home equity portfolio (5)	2,378	2,716
Total home equity loan portfolio	$53,587	$57,744

(1)	Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

(2)
Net charge-offs exclude $22 million and $40 million of write-offs in the home equity PCI loan portfolio for the three and six months ended June 30, 2018 compared to $14 million and $38 million for the same periods in 2017. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amount excludes the PCI home equity portfolio.

(5)	For both June 30, 2018 and December 31, 2017, 28 percent of PCI home equity loans were in California. There were no other significant single state concentrations.
Purchased Credit-impaired Loan Portfolio
Loans acquired with evidence of credit quality deterioration since origination and for which it is probable at purchase that we will be unable to collect all contractually required payments are accounted for under the accounting standards for PCI loans. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the

Corporation’s 2017 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements herein.
Table 25 presents the unpaid principal balance, carrying value, related valuation allowance and the net carrying value as a percentage of the unpaid principal balance for the PCI loan portfolio.

Table 25	Purchased Credit-impaired Loan Portfolio

	Unpaid Principal Balance	Gross Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	Percent of Unpaid Principal Balance
(Dollars in millions)	June 30, 2018
Residential mortgage (1)	$7,315	$7,207	$56	$7,151	97.76%
Home equity	2,444	2,378	135	2,243	91.78
Total purchased credit-impaired loan portfolio	$9,759	$9,585	$191	$9,394	96.26

	December 31, 2017
Residential mortgage (1)	$8,117	$8,001	$117	$7,884	97.13%
Home equity	2,787	2,716	172	2,544	91.28
Total purchased credit-impaired loan portfolio	$10,904	$10,717	$289	$10,428	95.63

(1)
At June 30, 2018 and December 31, 2017, pay option loans had an unpaid principal balance of $1.2 billion and $1.4 billion and a carrying value of $1.2 billion and $1.4 billion. This includes $1.1 billion and $1.2 billion of loans that were credit-impaired upon acquisition and $102 million and $141 million of loans that were 90 days or more past due at June 30, 2018 and December 31, 2017. The total unpaid principal balance of pay option loans with accumulated negative amortization was $104 million and $160 million, including $5 million and $9 million of negative amortization at June 30, 2018 and December 31, 2017.

35 Bank of America

The total PCI unpaid principal balance decreased $1.1 billion, or 11 percent, during the six months ended June 30, 2018 primarily driven by payoffs, paydowns, write-offs and PCI loan sales with a carrying value of $160 million compared to sales of $204 million for the same period in 2017.
Of the unpaid principal balance of $9.8 billion at June 30, 2018, $8.8 billion, or 90 percent, was current based on the contractual terms, $569 million, or six percent, was in early stage delinquency, and $291 million was 180 days or more past due, including $234 million of first-lien mortgages and $57 million of home equity loans.
The PCI residential mortgage loan and home equity portfolios represented 75 percent and 25 percent of the total PCI loan portfolio at June 30, 2018. Those loans to borrowers with a refreshed FICO score below 620 represented 23 percent and 17 percent of the PCI residential mortgage loan and home equity portfolios at June 30, 2018. Residential mortgage and home equity loans with a refreshed LTV or CLTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 13 percent and 32 percent of their respective PCI loan portfolios and 14 percent and 35 percent based on the unpaid principal balance at June 30, 2018.

U.S. Credit Card
At June 30, 2018, 97 percent of the U.S. credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the U.S. credit card portfolio decreased $1.5 billion to $94.8 billion during the six months ended June 30, 2018 due to paydowns and a seasonal decline in purchase volume, as well as a portfolio transfer of approximately $600 million to held for sale in the first quarter. Net charge-offs increased $99 million to $739 million and $194 million to $1.4 billion for the three and six months ended June 30, 2018 compared to the same periods in 2017 due to portfolio seasoning and loan growth. U.S. credit card loans 30 days or more past due and still accruing interest decreased $152 million during the six months ended June 30, 2018 and loans 90 days or more past due and still accruing interest decreased $35 million, driven by seasonal volume declines.
Unused lines of credit for U.S. credit card totaled $335.7 billion and $326.3 billion at June 30, 2018 and December 31, 2017. The increase was driven by a seasonal decrease in line utilization due to a decrease in transaction volume as well as account growth and lines of credit increases.
Table 26 presents certain state concentrations for the U.S. credit card portfolio.

Table 26	U.S. Credit Card State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	June 30 2018	December 31 2017	June 30 2018	December 31 2017	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2018	2017	2018	2017
California	$15,201	$15,254	$135	$136	$122	$103	$238	$199
Florida	8,305	8,359	99	94	91	70	168	137
Texas	7,414	7,451	71	76	59	50	115	97
New York	5,872	5,977	83	91	72	51	142	96
Washington	4,310	4,350	20	20	17	14	32	28
Other	53,688	54,894	457	483	378	352	745	689
Total U.S. credit card portfolio	$94,790	$96,285	$865	$900	$739	$640	$1,440	$1,246
Direct/Indirect Consumer
At June 30, 2018, 55 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and specialty lending – automotive, marine, aircraft, recreational vehicle loans and consumer personal loans) and 45 percent was included in GWIM (principally securities-based lending loans).
Outstandings in the direct/indirect portfolio decreased $3.7 billion to $92.6 billion during the six months ended June 30, 2018 primarily due to declines in our auto portfolio as paydowns outpaced originations and in securities-based lending due to lower draws and utilizations. Net charge-offs increased $8 million to $41 million and $19 million to $100 million for the three and six months ended June 30, 2018 compared to the same periods in 2017 due largely to portfolio seasoning.
Table 27 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 27	Direct/Indirect State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	June 30 2018	December 31 2017	June 30 2018	December 31 2017	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2018	2017	2018	2017
California	$12,110	$12,897	$4	$3	$5	$3	$11	$7
Florida	10,502	11,184	5	5	9	7	19	16
Texas	10,190	10,676	5	5	7	6	16	17
New York	6,498	6,557	4	2	2	—	5	1
Georgia	3,387	3,511	2	4	3	3	8	7
Other	49,934	51,517	15	21	15	14	41	33
Total direct/indirect loan portfolio	$92,621	$96,342	$35	$40	$41	$33	$100	$81

Bank of America 36

Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 28 presents nonperforming consumer loans, leases and foreclosed properties activity for the three and six months ended June 30, 2018 and 2017. For more information on nonperforming loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements herein. During the six months ended June 30, 2018, nonperforming consumer loans declined $527 million to $4.6 billion primarily driven by loan sales of $386 million.
At June 30, 2018, $1.4 billion, or 31 percent, of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at June 30, 2018, $2.2 billion, or 47 percent, of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties increased $27 million to $263 million during the six months ended June 30, 2018 as additions outpaced liquidations. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date; however, once we acquire the underlying real estate upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. Certain delinquent government-guaranteed loans (principally FHA-insured loans) are excluded from our nonperforming loans and foreclosed properties activity as we expect we will be reimbursed once the property is conveyed to the guarantor for principal and, up to certain limits, costs incurred during the foreclosure process and interest accrued during the holding period.
We classify junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At June 30, 2018 and December 31, 2017, $266 million and $330 million of such junior-lien home equity loans were included in nonperforming loans and leases.
Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. Nonperforming TDRs, excluding those modified loans in the PCI loan portfolio, are included in Table 28.

Table 28	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity (1)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017
Nonperforming loans and leases, beginning of period	$4,906	$5,546	$5,166	$6,004
Additions	599	682	1,411	1,500
Reductions:
Paydowns and payoffs	(261)	(262)	(506)	(558)
Sales	(117)	(119)	(386)	(261)
Returns to performing status (2)	(336)	(368)	(700)	(754)
Charge-offs	(114)	(167)	(261)	(341)
Transfers to foreclosed properties	(38)	(53)	(83)	(110)
Transfers (to) from loans held-for-sale	—	23	(2)	(198)
Total net reductions to nonperforming loans and leases	(267)	(264)	(527)	(722)
Total nonperforming loans and leases, June 30 (3)	4,639	5,282	4,639	5,282
Foreclosed properties, June 30 (4)	263	285	263	285
Nonperforming consumer loans, leases and foreclosed properties, June 30	$4,902	$5,567	$4,902	$5,567
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (5)	1.03%	1.18%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (5)	1.09	1.24

(1)
Balances do not include nonperforming LHFS of $0 and $4 million and nonaccruing TDRs removed from the PCI loan portfolio prior to January 1, 2010 of $17 million and $22 million at June 30, 2018 and 2017 as well as loans accruing past due 90 days or more as presented in Table 18 and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

(2)
Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.

(3)	At June 30, 2018, 31 percent of nonperforming loans were 180 days or more past due.

(4)	Foreclosed property balances do not include properties insured by certain government-guaranteed loans, principally FHA-insured, of $573 million and $1.0 billion at June 30, 2018 and 2017.

(5)	Outstanding consumer loans and leases exclude loans accounted for under the fair value option.
Table 29 presents TDRs for the consumer real estate portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 28.

Table 29	Consumer Real Estate Troubled Debt Restructurings

	June 30, 2018			December 31, 2017
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Residential mortgage (1, 2, 3)	$1,353	$6,291	$7,644	$1,535	$8,163	$9,698
Home equity (4)	1,420	1,406	2,826	1,457	1,399	2,856
Total consumer real estate troubled debt restructurings	$2,773	$7,697	$10,470	$2,992	$9,562	$12,554

(1)
At June 30, 2018 and December 31, 2017, residential mortgage TDRs deemed collateral dependent totaled $1.8 billion and $2.8 billion, and included $1.1 billion and $1.2 billion of loans classified as nonperforming and $715 million and $1.6 billion of loans classified as performing.

(2)	Residential mortgage performing TDRs included $3.2 billion and $3.7 billion of loans that were fully-insured at June 30, 2018 and December 31, 2017.

(3)
During the three months ended June 30, 2018, previously impaired residential mortgage loans with a carrying value of $1.2 billion were sold, resulting in a gain of $572 million recorded in other income.

(4)
Home equity TDRs deemed collateral dependent totaled $1.6 billion and included $1.2 billion of loans classified as nonperforming at both June 30, 2018 and December 31, 2017, and $381 million and $388 million of loans classified as performing.

37 Bank of America

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
Modifications of credit card and other consumer loans are made through renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded in large part from Table 28 as substantially all of the loans remain on accrual status until either charged off or paid in full. At June 30, 2018 and December 31, 2017, our renegotiated TDR portfolio was $517 million and $490 million, of which $448 million and $426 million were current or less than 30 days past due under the modified terms. The increase in the renegotiated TDR portfolio was primarily driven by new renegotiated enrollments outpacing the run off of existing portfolios. For more information on the renegotiated TDR portfolio, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.
Commercial Portfolio Credit Risk Management
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure do not result in undesirable levels of risk. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 34, 37 and 41 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, see Commercial Portfolio Credit Risk Management – Industry Concentrations on page 42 and Table 37.
For more information on our accounting policies regarding nonperforming status, net charge-offs and delinquencies for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
Commercial Credit Portfolio
During the six months ended June 30, 2018, credit quality among large corporate borrowers was strong, and there was continued improvement in the energy portfolio. Credit quality of commercial real estate borrowers in most sectors remained stable with conservative LTV ratios, stable market rents and vacancy rates that remain low.
Total commercial utilized credit exposure increased $4.3 billion during the six months ended June 30, 2018 primarily driven by increases in derivative assets and loans and leases, partially offset by decreases in LHFS. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 59 percent at both June 30, 2018 and December 31, 2017.
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

Table 30	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	June 30 2018	December 31 2017	June 30 2018	December 31 2017	June 30 2018	December 31 2017
Loans and leases (5)	$492,524	$487,748	$367,893	$364,743	$860,417	$852,491
Derivative assets (6)	45,210	37,762	—	—	45,210	37,762
Standby letters of credit and financial guarantees	33,242	34,517	505	863	33,747	35,380
Debt securities and other investments	26,871	28,161	4,499	4,864	31,370	33,025
Loans held-for-sale	4,796	10,257	15,810	9,742	20,606	19,999
Commercial letters of credit	1,476	1,467	284	155	1,760	1,622
Other	939	888	—	—	939	888
Total	$605,058	$600,800	$388,991	$380,367	$994,049	$981,167

(1)
Commercial utilized exposure includes loans of $5.4 billion and $4.8 billion and issued letters of credit with a notional amount of $167 million and $232 million accounted for under the fair value option at June 30, 2018 and December 31, 2017.

(2)	Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $3.2 billion and $4.6 billion at June 30, 2018 and December 31, 2017.

(3)	Excludes unused business card lines, which are not legally binding.

(4)
Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.7 billion and $11.0 billion at June 30, 2018 and December 31, 2017.

(5)	Includes credit risk exposure associated with assets under operating lease arrangements of $6.3 billion at both June 30, 2018 and December 31, 2017.

(6)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $33.3 billion and $34.6 billion at June 30, 2018 and December 31, 2017. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $36.1 billion and $26.2 billion at June 30, 2018 and December 31, 2017, which consists primarily of other marketable securities.

Outstanding commercial loans and leases increased $4.8 billion during the six months ended June 30, 2018 primarily due to growth in U.S. commercial loans. The allowance for loan and lease losses for the commercial portfolio decreased $100 million to $4.9 billion at June 30, 2018. For more information, see Allowance for Credit Losses on page 45. Table 31 presents our commercial loans and leases portfolio and related credit quality information at June 30, 2018 and December 31, 2017.

Bank of America 38

Table 31	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2018	December 31 2017	June 30 2018	December 31 2017	June 30 2018	December 31 2017
Commercial and industrial:
U.S. commercial	$289,741	$284,836	$881	$814	$221	$144
Non-U.S. commercial	94,450	97,792	170	299	—	3
Total commercial and industrial	384,191	382,628	1,051	1,113	221	147
Commercial real estate (1)	61,073	58,298	117	112	—	4
Commercial lease financing	21,399	22,116	34	24	12	19
	466,663	463,042	1,202	1,249	233	170
U.S. small business commercial (2)	14,205	13,649	56	55	73	75
Commercial loans excluding loans accounted for under the fair value option	480,868	476,691	1,258	1,304	306	245
Loans accounted for under the fair value option (3)	5,379	4,782	25	43	—	—
Total commercial loans and leases	$486,247	$481,473	$1,283	$1,347	$306	$245

(1)	Includes U.S. commercial real estate of $57.1 billion and $54.8 billion and non-U.S. commercial real estate of $4.0 billion and $3.5 billion at June 30, 2018 and December 31, 2017.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial of $3.5 billion and $2.6 billion and non-U.S. commercial of $1.9 billion and $2.2 billion at June 30, 2018 and December 31, 2017. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.

Table 32 presents net charge-offs and related ratios for our commercial loans and leases for the three and six months ended June 30, 2018 and 2017.

Table 32	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Commercial and industrial:
U.S. commercial	$78	$52	$102	$96	0.11%	0.08%	0.07%	0.07%
Non-U.S. commercial	19	46	23	61	0.08	0.21	0.05	0.14
Total commercial and industrial	97	98	125	157	0.10	0.11	0.07	0.09
Commercial real estate	4	5	1	1	0.03	0.03	—	—
Commercial lease financing	1	1	—	1	0.01	0.01	—	0.01
	102	104	126	159	0.09	0.09	0.05	0.07
U.S. small business commercial	64	53	121	105	1.82	1.60	1.75	1.60
Total commercial	$166	$157	$247	$264	0.14	0.14	0.10	0.12

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.
Table 33 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure decreased $1.2 billion, or nine percent, during the six months ended June 30, 2018 driven by broad-based improvements including the energy sector. At June 30, 2018 and December 31, 2017, 87 percent and 84 percent of commercial reservable criticized utilized exposure was secured.

Table 33	Commercial Reservable Criticized Utilized Exposure (1, 2)

(Dollars in millions)	June 30, 2018		December 31, 2017
Commercial and industrial:
U.S. commercial	$8,837	2.78%	$9,891	3.15%
Non-U.S. commercial	1,887	1.88	1,766	1.70
Total commercial and industrial	10,724	2.57	11,657	2.79
Commercial real estate	451	0.72	566	0.95
Commercial lease financing	421	1.97	581	2.63
	11,596	2.31	12,804	2.57
U.S. small business commercial	761	5.36	759	5.56
Total commercial reservable criticized utilized exposure (1)	$12,357	2.40	$13,563	2.65

(1)
Total commercial reservable criticized utilized exposure includes loans and leases of $11.5 billion and $12.5 billion and commercial letters of credit of $831 million and $1.1 billion at June 30, 2018 and December 31, 2017.

(2)	Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.

39 Bank of America

Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At June 30, 2018, 69 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 17 percent in Global Markets, 12 percent in GWIM (generally business-purpose loans for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $4.9 billion, or two percent, during the six months ended June 30, 2018 due to growth across most of the commercial businesses. Reservable criticized balances decreased $1.1 billion, or 11 percent, driven by broad-based improvements including the energy sector.
Non-U.S. Commercial
At June 30, 2018, 81 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 19 percent in Global Markets. Outstanding loans decreased $3.3 billion during the six months ended June 30, 2018 driven by paydowns primarily in Global Markets. Nonperforming loans and leases decreased $129 million, or 43 percent, due primarily to sales. For additional information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 44.
Commercial Real Estate
Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 23 percent of the commercial real estate loans and leases portfolio at both June 30, 2018 and December 31, 2017. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. Outstanding loans increased $2.8 billion, or five percent, during the six months ended June 30, 2018 to $61.1 billion due to new originations outpacing paydowns.
For the three and six months ended June 30, 2018, we continued to see low default rates and solid credit quality in both the residential and non-residential portfolios. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures to management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Nonperforming commercial real estate loans and foreclosed properties decreased $26 million, or 16 percent, during the six months ended June 30, 2018 to $138 million at June 30, 2018, and reservable criticized balances decreased $115 million, or 20 percent, to $451 million primarily due to loan paydowns.
Table 34 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 34	Outstanding Commercial Real Estate Loans

(Dollars in millions)	June 30 2018	December 31 2017
By Geographic Region
California	$14,129	$13,607
Northeast	10,665	10,072
Southwest	7,332	6,970
Southeast	5,625	5,487
Midwest	3,929	3,769
Florida	3,724	3,170
Midsouth	3,291	2,962
Illinois	2,885	3,263
Northwest	2,439	2,657
Non-U.S.	3,999	3,538
Other (1)	3,055	2,803
Total outstanding commercial real estate loans	$61,073	$58,298
By Property Type
Non-residential
Office	$18,024	$16,718
Shopping centers / Retail	8,604	8,825
Multi-family rental	8,283	8,280
Hotels / Motels	7,020	6,344
Industrial / Warehouse	5,597	6,070
Unsecured	3,163	2,187
Multi-use	2,293	2,771
Land and land development	136	160
Other	6,320	5,485
Total non-residential	59,440	56,840
Residential	1,633	1,458
Total outstanding commercial real estate loans	$61,073	$58,298

(1)
Includes unsecured loans to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans managed in Consumer Banking. Credit card-related products were 51 percent and 50 percent of the U.S. small business commercial portfolio at June 30, 2018 and December 31, 2017. Of the U.S. small business commercial net charge-offs, 92 percent and 94 percent were credit card-related products for the three and six months ended June 30, 2018 compared to 89 percent and 88 percent for the same periods in 2017.

Bank of America 40

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 35 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and six months ended June 30, 2018 and 2017. Nonperforming loans do not include loans accounted for under the fair value option. During the six months ended June 30, 2018, nonperforming commercial loans and leases decreased $46 million to $1.3 billion. At June 30,

2018, 88 percent of commercial nonperforming loans, leases and foreclosed properties were secured and 47 percent were contractually current. Commercial nonperforming loans were carried at 86 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated property value less costs to sell.

Table 35	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017
Nonperforming loans and leases, beginning of period	$1,472	$1,728	$1,304	$1,703
Additions	244	288	680	760
Reductions:
Paydowns	(193)	(266)	(362)	(533)
Sales	(50)	(33)	(74)	(55)
Returns to performing status (3)	(91)	(86)	(118)	(140)
Charge-offs	(112)	(85)	(160)	(167)
Transfers to foreclosed properties	—	(5)	—	(27)
Transfers to loans held-for-sale	(12)	(21)	(12)	(21)
Total net reductions to nonperforming loans and leases	(214)	(208)	(46)	(183)
Total nonperforming loans and leases, June 30	1,258	1,520	1,258	1,520
Foreclosed properties, June 30	21	40	21	40
Nonperforming commercial loans, leases and foreclosed properties, June 30	$1,279	$1,560	$1,279	$1,560
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.26%	0.33%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.27	0.34

(1)	Balances do not include nonperforming LHFS of $220 million and $264 million at June 30, 2018 and 2017.

(2)	Includes U.S. small business commercial activity. Small business card loans are excluded as they are not classified as nonperforming.

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

Table 36	Commercial Troubled Debt Restructurings

	June 30, 2018			December 31, 2017
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Commercial and industrial:
U.S. commercial	$458	$961	$1,419	$370	$866	$1,236
Non-U.S. commercial	136	233	369	11	219	230
Total commercial and industrial	594	1,194	1,788	381	1,085	1,466
Commercial real estate	17	7	24	38	9	47
Commercial lease financing	2	45	47	5	13	18
	613	1,246	1,859	424	1,107	1,531
U.S. small business commercial	4	17	21	4	15	19
Total commercial troubled debt restructurings	$617	$1,263	$1,880	$428	$1,122	$1,550

41 Bank of America

Industry Concentrations
Table 37 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $12.9 billion, or one percent, during the six months ended June 30, 2018 to $994.0 billion. The increase in commercial committed exposure was concentrated in the Asset Managers and Funds, Real Estate, Capital Goods, Materials, Commercial Services and Supplies, and Consumer Durables and Apparel industry sectors. Increases were partially offset by reduced exposure to the Food and Staples Retailing, Global Commercial Banks, Retailing, Media, and Government and Public Education industry sectors.
Industry limits are used internally to manage industry concentrations and are based on committed exposure that is allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring. The Management Risk Committee oversees industry limit governance.
Asset Managers and Funds, our largest industry concentration with committed exposure of $103.1 billion, increased $12.0 billion, or 13 percent, during the six months ended June 30, 2018.

The change reflects an increase in exposure to several counterparties.
Real Estate, our second largest industry concentration with committed exposure of $89.4 billion, increased $5.6 billion, or seven percent, during the six months ended June 30, 2018. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 40.
Capital Goods, our third largest industry concentration with committed exposure of $75.1 billion, increased $4.7 billion, or seven percent, during the six months ended June 30, 2018. The increase in committed exposure occurred primarily as a result of increases in large conglomerates, as well as trading companies and distributors.
Our energy-related committed exposure decreased $1.6 billion, or four percent, during the six months ended June 30, 2018 to $35.2 billion. Energy sector net charge-offs were $27 million for the six months ended June 30, 2018 compared to $26 million for the same period in 2017. Energy sector reservable criticized exposure decreased $605 million during the six months ended June 30, 2018 to $1.0 billion due to improvement in credit quality of some borrowers coupled with exposure reductions. The energy allowance for credit losses decreased $150 million during the six months ended June 30, 2018 to $410 million.

Table 37	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	June 30 2018	December 31 2017	June 30 2018	December 31 2017
Asset managers and funds	$67,210	$59,190	$103,136	$91,092
Real estate (3)	64,899	61,940	89,400	83,773
Capital goods	39,876	36,705	75,092	70,417
Healthcare equipment and services	35,299	37,780	57,893	57,256
Government and public education	45,827	48,684	55,565	58,067
Finance companies	34,173	34,050	54,010	53,107
Materials	26,261	24,001	50,435	47,386
Retailing	25,689	26,117	45,591	48,796
Consumer services	26,285	27,191	43,913	43,605
Food, beverage and tobacco	24,226	23,252	43,803	42,815
Commercial services and supplies	22,265	22,100	36,834	35,496
Energy	16,181	16,345	35,163	36,765
Media	12,205	19,155	31,296	33,955
Transportation	21,425	21,704	30,054	29,946
Global commercial banks	26,464	29,491	28,465	31,764
Utilities	10,881	11,342	26,884	27,935
Individuals and trusts	18,507	18,549	24,487	25,097
Technology hardware and equipment	9,827	10,728	20,933	22,071
Vehicle dealers	16,400	16,896	19,732	20,361
Pharmaceuticals and biotechnology	7,595	5,653	19,448	18,623
Consumer durables and apparel	9,201	8,859	18,568	17,296
Software and services	7,686	8,562	17,494	18,202
Automobiles and components	7,192	5,988	14,338	13,318
Telecommunication services	7,386	6,389	13,206	13,108
Insurance	6,215	6,411	12,778	12,990
Food and staples retailing	5,222	4,955	11,259	15,589
Religious and social organizations	3,807	4,454	5,587	6,318
Financial markets infrastructure (clearinghouses)	1,372	688	3,164	2,403
Other	5,482	3,621	5,521	3,616
Total commercial credit exposure by industry	$605,058	$600,800	$994,049	$981,167
Net credit default protection purchased on total commitments (4)			$(2,506)	$(2,129)

(1)	Includes U.S. small business commercial exposure.

(2)
Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.7 billion and $11.0 billion at June 30, 2018 and December 31, 2017.

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

Bank of America 42

Risk Mitigation
We purchase credit protection to cover the funded portion as well as the unfunded portion of certain credit exposures. To lower the cost of obtaining our desired credit protection levels, we may add credit exposure within an industry, borrower or counterparty group by selling protection.
At June 30, 2018 and December 31, 2017, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $2.5 billion and $2.1 billion. We recorded net gains of $7 million and net losses of $10 million for the three and six months ended June 30, 2018 compared to net losses of $16 million and $47 million for the same periods in 2017 on these positions. The gains and losses on these instruments were offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 44. For more information, see Trading Risk Management on page 48.
Tables 38 and 39 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at June 30, 2018 and December 31, 2017.

Table 38	Net Credit Default Protection by Maturity

	June 30 2018	December 31 2017
Less than or equal to one year	37%	42%
Greater than one year and less than or equal to five years	62	58
Greater than five years	1	—
Total net credit default protection	100%	100%

Table 39	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
(Dollars in millions)	June 30, 2018		December 31, 2017
Ratings (2, 3)
A	$(575)	22.9%	$(280)	13.2%
BBB	(447)	17.8	(459)	21.6
BB	(928)	37.0	(893)	41.9
B	(394)	15.7	(403)	18.9
CCC and below	(144)	5.7	(84)	3.9
NR (4)	(18)	0.9	(10)	0.5
Total net credit default protection	$(2,506)	100.0%	$(2,129)	100.0%

(1)	Represents net credit default protection purchased.

(2)	Ratings are refreshed on a quarterly basis.

(3)	Ratings of BBB- or higher are considered to meet the definition of investment grade.

(4)	NR is comprised of index positions held and any names that have not been rated.
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

Table 40	Credit Derivatives

	Contract/ Notional	Credit Risk
(Dollars in billions)	June 30, 2018
Purchased credit derivatives:
Credit default swaps	$431.6	$2.1
Total return swaps/options	75.3	0.5
Total purchased credit derivatives	$506.9	$2.6
Written credit derivatives:
Credit default swaps	$407.6	n/a
Total return swaps/options	75.3	n/a
Total written credit derivatives	$482.9	n/a

	December 31, 2017
Purchased credit derivatives:
Credit default swaps	$470.9	$2.4
Total return swaps/options	54.1	0.3
Total purchased credit derivatives	$525.0	$2.7
Written credit derivatives:
Credit default swaps	$448.2	n/a
Total return swaps/options	55.2	n/a
Total written credit derivatives	$503.4	n/a
n/a = not applicable
We record counterparty credit risk valuation adjustments on certain derivative assets, including our credit default protection purchased, in order to properly reflect the credit risk of the counterparty. For more information, see Note 3 – Derivatives to the Consolidated Financial Statements herein and Note 2 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

43 Bank of America

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
Table 41 presents our 20 largest non-U.S. country exposures at June 30, 2018. These exposures accounted for 88 percent and 86 percent of our total non-U.S. exposure at June 30, 2018 and December 31, 2017. Net country exposure for these 20 countries increased $20.7 billion in the six months ended June 30, 2018, primarily driven by increases in the U.K., Japan and France.

Non-U.S. exposure is presented on an internal risk management basis and includes sovereign and non-sovereign credit exposure, securities and other investments issued by or domiciled in countries other than the U.S.
Funded loans and loan equivalents include loans, leases, and other extensions of credit and funds, including letters of credit and due from placements. Unfunded commitments are the undrawn portion of legally binding commitments related to loans and loan equivalents. Net counterparty exposure includes the fair value of derivatives, including the counterparty risk associated with credit default swaps, and secured financing transactions. Securities and other investments are carried at fair value and long securities exposures are netted against short exposures with the same underlying issuer to, but not below, zero. Net country exposure represents country exposure less hedges and credit default protection purchased, net of credit default protection sold. For more information on our non-U.S. credit and trading portfolios, see Non-U.S. Portfolio in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.

Table 41	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at June 30 2018	Hedges and Credit Default Protection	Net Country Exposure at June 30 2018	Increase (Decrease) from December 31 2017
United Kingdom	$27,911	$15,780	$5,366	$991	$50,048	$(4,123)	$45,925	$8,330
Germany	17,979	6,469	1,825	733	27,006	(3,482)	23,524	2,021
Canada	7,378	7,214	1,983	3,062	19,637	(538)	19,099	376
Japan	12,179	2,229	1,426	1,182	17,016	(1,475)	15,541	6,451
China	13,306	307	972	838	15,423	(477)	14,946	(979)
France	5,704	5,774	3,085	3,344	17,907	(3,815)	14,092	3,549
Brazil	7,046	1,118	492	2,128	10,784	(410)	10,374	(342)
Netherlands	6,713	2,586	556	1,359	11,214	(1,302)	9,912	1,445
India	6,631	326	324	2,666	9,947	(56)	9,891	(606)
Australia	5,063	3,622	604	1,093	10,382	(506)	9,876	(713)
Hong Kong	6,688	233	521	1,042	8,484	(39)	8,445	(233)
South Korea	5,459	591	653	1,867	8,570	(264)	8,306	405
Switzerland	4,438	3,058	250	121	7,867	(982)	6,885	1,088
Singapore	3,360	207	541	2,206	6,314	(74)	6,240	(23)
Mexico	3,185	1,898	202	1,165	6,450	(578)	5,872	385
Belgium	2,650	1,036	163	739	4,588	(639)	3,949	(16)
Italy	2,412	1,494	593	1,076	5,575	(1,711)	3,864	(382)
United Arab Emirates	2,687	488	139	63	3,377	(70)	3,307	(80)
Spain	2,351	1,037	209	768	4,365	(1,106)	3,259	151
Taiwan	1,635	33	398	567	2,633	(1)	2,632	(80)
Total top 20 non-U.S. countries exposure	$144,775	$55,500	$20,302	$27,010	$247,587	$(21,648)	$225,939	$20,747
A number of economic conditions and geopolitical events have given rise to risk aversion in certain emerging markets. Our largest emerging market country exposure at June 30, 2018 was China, with net exposure of $14.9 billion, concentrated in large state-owned companies, subsidiaries of multinational corporations and commercial banks.
The outlook for policy direction and therefore economic performance in the EU remains uncertain as a consequence of reduced political cohesion among EU countries. Additionally, we believe that the uncertainty in the U.K.’s ability to negotiate a favorable exit from the EU will further weigh on economic performance. Our largest EU country exposure at June 30, 2018 was the U.K. with net exposure of $45.9 billion, an $8.3 billion increase from December 31, 2017. The increase was driven by corporate loan growth and increased placements with the central bank as part of liquidity management.
Markets have reacted negatively to the escalating tensions between the U.S. and several key trading partners. We are closely monitoring our exposures to tariff-sensitive industries and our international exposure, particularly to countries that account for a large percentage of U.S. trade.

Bank of America 44

Provision for Credit Losses
The provision for credit losses increased $101 million to $827 million, and $100 million to $1.7 billion for the three and six months ended June 30, 2018 compared to the same periods in 2017. The provision for credit losses was $169 million and $246 million lower than net charge-offs for the three and six months ended June 30, 2018, resulting in a decrease in the allowance for credit losses. This compared to a reduction of $182 million and $281 million in the allowance for credit losses for the three and six months ended June 30, 2017.
The provision for credit losses for the consumer portfolio increased $151 million to $757 million, and $127 million to $1.5 billion for the three and six months ended June 30, 2018 compared to the same periods in 2017. The increase for both periods was primarily driven by portfolio seasoning and loan growth in the U.S. credit card portfolio, partially offset by the impact of the sale of the non-U.S. consumer credit card business in the second quarter of 2017. Also contributing to the increase in the three-month period was a slowing pace of improvement in the consumer real estate portfolio. Included in the provision is a benefit of $14 million and $25 million related to the PCI loan portfolio for the three and six months ended June 30, 2018 compared to a benefit of $24 million and an expense of $44 million for the same periods in 2017.
The provision for credit losses for the commercial portfolio, including unfunded lending commitments, decreased $50 million to $70 million, and $27 million to $156 million for the three and six months ended June 30, 2018 compared to the same periods in 2017. The decrease for both periods was primarily driven by a reduction in energy exposures.
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
During the three and six months ended June 30, 2018, the factors that impacted the allowance for loan and lease losses included improvements in the credit quality of the consumer real estate portfolios driven by continuing improvements in the U.S. economy and strong labor markets, proactive credit risk management initiatives and the impact of high credit quality originations. Evidencing the improvements in the U.S. economy and strong labor markets are low levels of unemployment and increases in home prices. In addition to these improvements, in the consumer portfolio, nonperforming consumer loans decreased $527 million in the six months ended June 30, 2018 as returns to performing status, paydowns, loan sales and charge-offs continued to outpace new nonaccrual loans. During the six months ended June 30, 2018, the allowance for loan and lease losses in the commercial portfolio reflected decreased energy reserves primarily driven by reductions in energy exposures including reservable criticized utilized exposures.
The allowance for loan and lease losses for the consumer portfolio, as presented in Table 43, was $5.1 billion at June 30, 2018, a decrease of $243 million from December 31, 2017. The decrease was primarily in the consumer real estate portfolio, partially offset by an increase in the U.S. credit card portfolio. The reduction in the allowance for the consumer real estate portfolio was due to improved home prices, lower nonperforming loans and a decrease in loan balances in our non-core portfolio. The increase in the allowance for the U.S. credit card portfolio was driven by portfolio seasoning.
The allowance for loan and lease losses for the commercial portfolio, as presented in Table 43, was $4.9 billion at June 30, 2018, a decrease of $100 million from December 31, 2017 driven by decreased energy reserves due to reductions in the higher risk energy sub-sectors. Commercial reservable criticized utilized exposure decreased to $12.4 billion at June 30, 2018 from $13.6 billion (to 2.40 percent from 2.65 percent of total commercial reservable utilized exposure) at December 31, 2017, driven by broad-based improvements including the energy sector. Nonperforming commercial loans remained relatively unchanged at $1.3 billion at both June 30, 2018 and December 31, 2017 (0.26 percent and 0.27 percent of outstanding commercial loans excluding loans accounted for under the fair value option). See Tables 31, 32 and 33 for more details on key commercial credit statistics.
The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.08 percent at June 30, 2018 compared to 1.12 percent at December 31, 2017.
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
The reserve for unfunded lending commitments was $787 million at June 30, 2018 compared to $777 million at December 31, 2017.

45 Bank of America

Table 42 presents a rollforward of the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, for the three and six months ended June 30, 2018 and 2017.

Table 42	Allowance for Credit Losses

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2018	2017	2018	2017
Allowance for loan and lease losses, beginning of period		$10,260	$11,112	$10,393	$11,237
Loans and leases charged off
Residential mortgage		(36)	(45)	(92)	(106)
Home equity		(101)	(153)	(219)	(296)
U.S. credit card		(865)	(753)	(1,689)	(1,471)
Non-U.S. credit card (1)		—	(44)	—	(103)
Direct/Indirect consumer		(123)	(108)	(256)	(223)
Other consumer		(45)	(49)	(94)	(103)
Total consumer charge-offs		(1,170)	(1,152)	(2,350)	(2,302)
U.S. commercial (2)		(168)	(141)	(276)	(278)
Non-U.S. commercial		(29)	(46)	(36)	(66)
Commercial real estate		(7)	(8)	(7)	(8)
Commercial lease financing		(4)	(3)	(5)	(6)
Total commercial charge-offs		(208)	(198)	(324)	(358)
Total loans and leases charged off		(1,378)	(1,350)	(2,674)	(2,660)
Recoveries of loans and leases previously charged off
Residential mortgage		29	64	91	108
Home equity		101	103	186	182
U.S. credit card		126	113	249	225
Non-U.S. credit card (1)		—	13	—	28
Direct/Indirect consumer		82	75	156	142
Other consumer		2	33	8	39
Total consumer recoveries		340	401	690	724
U.S. commercial (3)		26	36	53	77
Non-U.S. commercial		10	—	13	5
Commercial real estate		3	3	6	7
Commercial lease financing		3	2	5	5
Total commercial recoveries		42	41	77	94
Total recoveries of loans and leases previously charged off		382	442	767	818
Net charge-offs		(996)	(908)	(1,907)	(1,842)
Write-offs of PCI loans		(36)	(55)	(71)	(88)
Provision for loan and lease losses		822	726	1,651	1,566
Other (4)		—	—	(16)	2
Allowance for loan and lease losses, June 30		10,050	10,875	10,050	10,875
Reserve for unfunded lending commitments, beginning of period		782	757	777	762
Provision for unfunded lending commitments		5	—	10	(5)
Reserve for unfunded lending commitments, June 30		787	757	787	757
Allowance for credit losses, June 30		$10,837	$11,632	$10,837	$11,632

(1)	Represents net charge-offs related to the non-U.S. credit card loan portfolio, which was sold in the second quarter of 2017.

(2)
Includes U.S. small business commercial charge-offs of $75 million and $143 million for the three and six months ended June 30, 2018 compared to $64 million and $128 million for the same periods in 2017.

(3)	Includes U.S. small business commercial recoveries of $11 million and $22 million for the three and six months ended June 30, 2018 compared to $11 million and $23 million for the same periods in 2017.

(4)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, foreign currency translation adjustments, transfers to held for sale and certain other reclassifications.

Bank of America 46

Table 42	Allowance for Credit Losses (continued)

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2018	2017	2018	2017
Loan and allowance ratios:
Loans and leases outstanding at June 30 (5)		$929,597	$909,341	$929,597	$909,341
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at June 30 (5)		1.08%	1.20%	1.08%	1.20%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at June 30 (6)		1.15	1.28	1.15	1.28
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at June 30 (7)		1.02	1.12	1.02	1.12
Average loans and leases outstanding (5)		$928,620	$907,421	$927,465	$907,005
Annualized net charge-offs as a percentage of average loans and leases outstanding (5, 8)		0.43%	0.40%	0.41%	0.41%
Annualized net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (5)		0.45	0.43	0.43	0.43
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at June 30 (5, 9)		170	160	170	160
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs (8)		2.52	2.99	2.61	2.93
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs and PCI write-offs		2.43	2.82	2.52	2.79
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at June 30 (10)		$4,007	$3,782	$4,007	$3,782
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at June 30 (5, 10)		102%	104%	102%	104%

(5)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $6.2 billion and $7.3 billion at June 30, 2018 and 2017. Average loans accounted for under the fair value option were $6.2 billion and $5.9 billion for the three and six months ended June 30, 2018 compared to $7.3 billion and $7.4 billion for the same periods in 2017.

(6)	Excludes consumer loans accounted for under the fair value option of $848 million and $1.0 billion at June 30, 2018 and 2017.

(7)	Excludes commercial loans accounted for under the fair value option of $5.4 billion and $6.3 billion at June 30, 2018 and 2017.

(8)
Net charge-offs exclude $36 million and $71 million of write-offs in the PCI loan portfolio for the three and six months ended June 30, 2018 compared to $55 million and $88 million for the same periods in 2017. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 35.

(9)	For more information on our definition of nonperforming loans, see page 37 and page 41.

(10)	Primarily includes amounts allocated to U.S. credit card and unsecured consumer lending portfolios in Consumer Banking and PCI loans in All Other.
For reporting purposes, we allocate the allowance for credit losses across products as presented in Table 43.

Table 43	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	June 30, 2018			December 31, 2017
Allowance for loan and lease losses
Residential mortgage	$553	5.50%	0.27%	$701	6.74%	0.34%
Home equity	813	8.09	1.52	1,019	9.80	1.76
U.S. credit card	3,477	34.60	3.67	3,368	32.41	3.50
Direct/Indirect consumer	269	2.68	0.29	264	2.54	0.27
Other consumer	28	0.28	n/m	31	0.30	n/m
Total consumer	5,140	51.15	1.15	5,383	51.79	1.18
U.S. commercial (2)	3,045	30.30	1.00	3,113	29.95	1.04
Non-U.S. commercial	751	7.47	0.79	803	7.73	0.82
Commercial real estate	952	9.47	1.56	935	9.00	1.60
Commercial lease financing	162	1.61	0.76	159	1.53	0.72
Total commercial	4,910	48.85	1.02	5,010	48.21	1.05
Allowance for loan and lease losses (3)	10,050	100.00%	1.08	10,393	100.00%	1.12
Reserve for unfunded lending commitments	787			777
Allowance for credit losses	$10,837			$11,170

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $489 million and $567 million and home equity loans of $359 million and $361 million at June 30, 2018 and December 31, 2017. Commercial loans accounted for under the fair value option included U.S. commercial loans of $3.5 billion and $2.6 billion and non-U.S. commercial loans of $1.9 billion and $2.2 billion at June 30, 2018 and December 31, 2017.

(2)	Includes allowance for loan and lease losses for U.S. small business commercial loans of $465 million and $439 million at June 30, 2018 and December 31, 2017.

(3)	Includes $191 million and $289 million of valuation allowance presented with the allowance for loan and lease losses related to PCI loans at June 30, 2018 and December 31, 2017.
n/m = not meaningful

47 Bank of America

Market Risk Management
For more information on our market risk management process, see Market Risk Management in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
Trading Risk Management
To evaluate risk arising from trading activities, the Corporation focuses on the actual and potential volatility of revenues generated by individual positions as well as portfolios of positions.
VaR is a common statistic used to measure market risk as it allows the aggregation of market risk factors, including the effects of portfolio diversification. A VaR model simulates the value of a portfolio under a range of scenarios in order to generate a distribution of potential gains and losses. VaR represents the loss a portfolio is not expected to exceed more than a certain number of times per period, based on a specified holding period, confidence level and window of historical data. We use one VaR model consistently across the trading portfolios and it uses a historical simulation approach based on a three-year window of historical data. Our primary VaR statistic is equivalent to a 99 percent confidence level. This means that for a VaR with a one-day holding period, there should not be losses in excess of VaR, on average, 99 out of 100 trading days. For more information on our trading risk management process, see Trading Risk Management in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.

Table 44 presents the total market-based trading portfolio VaR which is the combination of the covered positions trading portfolio and the impact from less liquid trading exposures. For more information on the market risk VaR for trading activities, see Trading Risk Management in the MD&A of the Corporation’s 2017 Annual Report on Form 10-K.
The total market-based portfolio VaR results in Table 44 include market risk, excluding credit valuation adjustment (CVA), DVA and related hedges, to which we are exposed from all business segments. The majority of this portfolio is within the Global Markets segment. Table 44 presents period-end, average, high and low daily trading VaR for the three months ended June 30, 2018, March 31, 2018 and June 30, 2017, as well as average daily trading VaR for the six months ended June 30, 2018 and 2017, using a 99 percent confidence level. The amounts disclosed in Table 44 and Table 45 align to the view of covered positions used in the Basel 3 capital calculations. Foreign exchange and commodity positions are always considered covered positions, regardless of trading or banking treatment for the trade, except for structural foreign currency positions that are excluded with prior regulatory approval.
The average total market-based trading portfolio VaR decreased for the three months ended June 30, 2018 compared to the previous quarter primarily due to an increase in portfolio diversification largely driven by changes in the equities risk profile.

Table 44	Market Risk VaR for Trading Activities

	Three Months Ended												Six Months Ended June 30
	June 30, 2018				March 31, 2018				June 30, 2017
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	2018 Average	2017 Average
Foreign exchange	$8	$10	$15	$7	$8	$8	$12	$6	$11	$13	$25	$3	$9	$13
Interest rate	27	23	32	15	33	23	33	18	18	23	33	15	23	20
Credit	30	25	30	20	28	27	31	23	26	25	29	22	26	26
Equity	24	16	26	11	16	19	28	14	19	18	26	13	18	19
Commodities	7	9	14	4	10	6	12	3	6	6	9	4	8	5
Portfolio diversification	(65)	(55)	—	—	(57)	(49)	—	—	(45)	(47)	—	—	(53)	(47)
Total covered positions portfolio	31	28	38	20	38	34	43	25	35	38	53	26	31	36
Impact from less liquid exposures	2	2	—	—	4	6	—	—	3	5	—	—	4	5
Total covered positions and less liquid trading positions portfolio	33	30	42	24	42	40	51	29	38	43	60	32	35	41
Fair value option loans	12	13	18	8	12	10	12	8	9	10	12	9	12	11
Fair value option hedges	8	11	17	5	9	8	10	6	6	5	7	4	10	6
Fair value option portfolio diversification	(12)	(13)	—	—	(11)	(9)	—	—	(6)	(6)	—	—	(12)	(7)
Total fair value option portfolio	8	11	16	5	10	9	10	7	9	9	11	8	10	10
Portfolio diversification	(5)	(7)	—	—	(3)	(4)	—	—	(5)	(4)	—	—	(5)	(5)
Total market-based portfolio	$36	$34	47	28	$49	$45	57	33	$42	$48	66	36	$40	$46

(1)
The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore the impact from less liquid exposures and the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, is not relevant.

Bank of America 48

The graph below presents the daily total market-based trading portfolio VaR for the previous five quarters, corresponding to the data in Table 44.
Additional VaR statistics produced within our single VaR model are provided in Table 45 at the same level of detail as in Table 44. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 45 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for the three months ended June 30, 2018, March 31, 2018 and June 30, 2017.

Table 45	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	Three Months Ended
	June 30, 2018		March 31, 2018		June 30, 2017
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$10	$6	$8	$5	$13	$7
Interest rate	23	14	23	15	23	16
Credit	25	15	27	16	25	15
Equity	16	9	19	10	18	9
Commodities	9	5	6	3	6	4
Portfolio diversification	(55)	(34)	(49)	(30)	(47)	(30)
Total covered positions portfolio	28	15	34	19	38	21
Impact from less liquid exposures	2	2	6	2	5	2
Total covered positions and less liquid trading positions portfolio	30	17	40	21	43	23
Fair value option loans	13	7	10	5	10	6
Fair value option hedges	11	8	8	6	5	4
Fair value option portfolio diversification	(13)	(10)	(9)	(6)	(6)	(5)
Total fair value option portfolio	11	5	9	5	9	5
Portfolio diversification	(7)	(3)	(4)	(3)	(4)	(3)
Total market-based portfolio	$34	$19	$45	$23	$48	$25

49 Bank of America

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
During the three and six months ended June 30, 2018, there were no days in which there was a backtesting excess for our total market-based portfolio VaR, utilizing a one-day holding period.
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
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended June 30, 2018 compared to the three months ended March 31, 2018. During the three months ended June 30, 2018, positive trading-related revenue was recorded for 98 percent of the trading days, of which 91 percent were daily trading gains of over $25 million. This compares to the three months ended March 31, 2018 where positive trading-related revenue was recorded for 100 percent of the trading days, of which 88 percent were daily trading gains of over $25 million.

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
Table 46 presents the spot and 12-month forward rates used in our baseline forecasts at June 30, 2018 and December 31, 2017.

Table 46	Forward Rates

	June 30, 2018
	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	2.00%	2.34%	2.93%
12-month forward rates	2.75	2.84	2.97

	December 31, 2017
Spot rates	1.50%	1.69%	2.40%
12-month forward rates	2.00	2.14	2.48
Table 47 shows the pretax impact to forecasted net interest income over the next 12 months from June 30, 2018 and December 31, 2017, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment.

Bank of America 50

In the six months ended June 30, 2018, the asset sensitivity of our balance sheet to rising rates has declined modestly primarily due to increases in long-end rates. We continue to be asset sensitive to a parallel move in interest rates with the majority of that impact coming from the short end of the yield curve. Additionally, higher interest rates impact the fair value of debt securities and, accordingly, for debt securities classified as available for sale (AFS), may adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital is reduced over time by offsetting positive impacts to net interest income. For more information on Basel 3, see Capital Management – Regulatory Capital on page 22.

Table 47			Estimated Banking Book Net Interest Income Sensitivity

	Short Rate (bps)	Long Rate (bps)
			June 30 2018	December 31 2017
(Dollars in millions)
Curve Change
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$2,835	$3,317
-100 bps instantaneous shift	-100	-100	(3,759)	(5,183)
Flatteners
Short-end instantaneous change	+100	—	2,004	2,182
Long-end instantaneous change	—	-100	(1,821)	(2,765)
Steepeners
Short-end instantaneous change	-100	—	(1,914)	(2,394)
Long-end instantaneous change	—	+100	843	1,135
The sensitivity analysis in Table 47 assumes that we take no action in response to these rate shocks and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates. As part of our ALM activities, we use securities, certain residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.
The behavior of our deposit portfolio in the baseline forecast and in alternate interest rate scenarios is a key assumption in our projected estimates of net interest income. The sensitivity analysis in Table 47 assumes no change in deposit portfolio size or mix from the baseline forecast in alternate rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher-yielding deposits or market-based funding would reduce our benefit in those scenarios.
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
We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated cash flow hedge derivative instruments recorded in accumulated OCI were $1.7 billion and $1.3 billion, on a pretax basis, at June 30, 2018 and December 31, 2017. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at June 30, 2018, the pretax net losses are expected to be reclassified into earnings as follows: $383 million, or 23 percent, within the next year, 60 percent in years two through five, and 10 percent in years six through 10, with the remaining seven percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 3 – Derivatives to the Consolidated Financial Statements.
We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps and foreign exchange options. We recorded net after-tax losses on derivatives in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at June 30, 2018.

51 Bank of America

Table 48 presents derivatives utilized in our ALM activities and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and average estimated durations of our open ALM derivatives at June 30, 2018 and December 31, 2017. These amounts do not include derivative hedges on our MSRs.

Table 48	Asset and Liability Management Interest Rate and Foreign Exchange Contracts

		June 30, 2018
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	Remainder of 2018	2019	2020	2021	2022	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$(2,682)								5.34
Notional amount		$185,508	$5,536	$27,176	$16,347	$12,998	$19,120	$104,331
Weighted-average fixed-rate		2.38%	3.00%	1.87%	1.88%	2.81%	2.10%	2.56%
Pay-fixed interest rate swaps (1)	1,217								5.53
Notional amount		$48,403	$11,247	$1,210	$4,344	$1,616	$—	$29,986
Weighted-average fixed-rate		2.19%	1.70%	2.07%	2.16%	2.22%	—%	2.38%
Same-currency basis swaps (2)	(18)
Notional amount		$51,249	$1,421	$10,274	$13,439	$8,782	$955	$16,378
Foreign exchange basis swaps (1, 3, 4)	(1,843)
Notional amount		115,870	12,094	13,476	21,514	16,159	10,592	42,035
Option products (5)	4
Notional amount (6)		2,351	2,335	—	—	—	—	16
Foreign exchange contracts (1, 4, 7)	1,220
Notional amount (6)		(549)	(22,463)	2,072	(2)	4,304	2,816	12,724
Net ALM contracts	$(2,102)

		December 31, 2017
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2018	2019	2020	2021	2022	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$2,330								5.38
Notional amount		$176,390	$21,850	$27,176	$16,347	$6,498	$19,120	$85,399
Weighted-average fixed-rate		2.42%	3.20%	1.87%	1.88%	2.99%	2.10%	2.52%
Pay-fixed interest rate swaps (1)	(37)								5.63
Notional amount		$45,873	$11,555	$1,210	$4,344	$1,616	$—	$27,148
Weighted-average fixed-rate		2.15%	1.73%	2.07%	2.16%	2.22%	—%	2.32%
Same-currency basis swaps (2)	(17)
Notional amount		$38,622	$11,028	$6,789	$1,180	$2,807	$955	$15,863
Foreign exchange basis swaps (1, 3, 4)	(1,616)
Notional amount		107,263	24,886	11,922	13,367	9,301	6,860	40,927
Option products (5)	13
Notional amount (6)		1,218	1,201	—	—	—	—	17
Foreign exchange contracts (1, 4, 7)	1,424
Notional amount (6)		(11,783)	(28,689)	2,231	(24)	2,471	2,919	9,309
Net ALM contracts	$2,097

(1)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities, which are hedged using derivatives designated as fair value hedging instruments, that substantially offset the fair values of these derivatives.

(2)
At June 30, 2018 and December 31, 2017, the notional amount of same-currency basis swaps included $51.2 billion and $38.6 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(3)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(4)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(5)	The notional amount of option products of $2.4 billion and $1.2 billion at June 30, 2018 and December 31, 2017 was substantially all in foreign exchange options.

(6)	Reflects the net of long and short positions. Amounts shown as negative reflect a net short position.

(7)
The notional amount of foreign exchange contracts of $(549) million at June 30, 2018 was comprised of $35.5 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $30.8 billion in net foreign currency forward rate contracts, $6.1 billion in foreign currency-denominated pay-fixed swaps and $900 million in net foreign currency futures contracts. Foreign exchange contracts of $(11.8) billion at December 31, 2017 were comprised of $29.1 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(35.6) billion in net foreign currency forward rate contracts, $(6.2) billion in foreign currency-denominated pay-fixed swaps and $940 million in foreign currency futures contracts.

Mortgage Banking Risk Management
We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be held for investment or held for sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.
Interest rate risk and market risk can be substantial in the mortgage business. Changes in interest rates and other market factors impact the volume of mortgage originations. Changes in interest rates also impact the value of interest rate lock commitments (IRLCs) and the related residential first mortgage LHFS between the date of the IRLC and the date the loans are sold to the secondary market. An increase in mortgage interest rates typically leads to a decrease in the value of these instruments. Conversely, when there is an increase in interest rates, the value of the MSRs will increase driven by lower prepayment expectations. Because the interest rate risks of these two hedged items offset, we combine them into one overall hedged item with one combined economic hedge portfolio consisting of derivative contracts and securities.

Bank of America 52

For the three and six months ended June 30, 2018, we recorded gains of $60 million and $129 million related to the change in fair value of the MSRs, IRLCs and LHFS, net of gains and losses on the hedge portfolio, compared to gains of $41 million and $66 million for the same periods in 2017. For more information on MSRs, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.
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
Goodwill and Intangible Assets
The nature of and accounting for goodwill and intangible assets are discussed in the Corporation’s 2017 Annual Report on Form 10-K in Note 1 – Summary of Significant Accounting Principles, Note 8 – Goodwill and Intangible Assets and Complex Accounting Estimates of the MD&A. Beginning with our annual goodwill impairment test as of June 30, 2018, we conducted a qualitative assessment, rather than a quantitative assessment as previously performed, that is more fully described in Note 1 - Summary of Significant Accounting Principles to the Consolidated Financial Statements.
We completed our annual goodwill impairment test as of June 30, 2018 for all of our reporting units that had goodwill. We performed that test by assessing qualitative factors to determine whether it is more likely than not that the fair value of each reporting unit is less than its respective carrying value. Factors considered in the qualitative assessments include, among other things, macroeconomic conditions, industry and market considerations, financial performance of the respective reporting unit and other relevant entity- and reporting-unit specific considerations. If based on the results of the qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment similar to that performed as of June 30, 2017 is conducted.
Based on our qualitative assessments, we determined that for each reporting unit with goodwill, it was more likely than not that its respective fair value exceeded its carrying value, indicating there was no impairment and no need to conduct a quantitative assessment. For more information regarding goodwill balances at June 30, 2018 and December 31, 2017, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.
Non-GAAP Reconciliations
Tables 49 and 50 provide reconciliations of certain non-GAAP financial measures to GAAP financial measures.

Table 49	Quarterly Supplemental Financial Data and Reconciliations to GAAP Financial Measures

	Three Months Ended June 30
	2018			2017
(Dollars in millions)	As Reported	Fully taxable-equivalent adjustment	Fully taxable-equivalent basis	As Reported	Fully taxable-equivalent adjustment	Fully taxable-equivalent basis
Net interest income	$11,650	$154	$11,804	$10,986	$237	$11,223
Total revenue, net of interest expense	22,609	154	22,763	22,829	237	23,066
Income tax expense	1,714	154	1,868	3,015	237	3,252

	Six Months Ended June 30
	2018			2017
Net interest income	$23,258	$304	$23,562	$22,044	$434	$22,478
Total revenue, net of interest expense	45,734	304	46,038	45,077	434	45,511
Income tax expense	3,190	304	3,494	4,998	434	5,432

53 Bank of America

Table 50	Period-end and Average Supplemental Financial Data and Reconciliations to GAAP Financial Measures

	Period-end		Average
	June 30 2018	December 31 2017	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)			2018	2017	2018	2017
Common shareholders’ equity	$241,035	$244,823	$241,313	$245,756	$242,009	$244,127
Goodwill	(68,951)	(68,951)	(68,951)	(69,489)	(68,951)	(69,616)
Intangible assets (excluding MSRs)	(2,043)	(2,312)	(2,126)	(2,743)	(2,193)	(2,833)
Related deferred tax liabilities	900	943	916	1,506	927	1,522
Tangible common shareholders’ equity	$170,941	$174,503	$171,152	$175,030	$171,792	$173,200

Shareholders’ equity	$264,216	$267,146	$265,181	$270,977	$265,330	$269,347
Goodwill	(68,951)	(68,951)	(68,951)	(69,489)	(68,951)	(69,616)
Intangible assets (excluding MSRs)	(2,043)	(2,312)	(2,126)	(2,743)	(2,193)	(2,833)
Related deferred tax liabilities	900	943	916	1,506	927	1,522
Tangible shareholders’ equity	$194,122	$196,826	$195,020	$200,251	$195,113	$198,420

Total assets	$2,291,670	$2,281,234
Goodwill	(68,951)	(68,951)
Intangible assets (excluding MSRs)	(2,043)	(2,312)
Related deferred tax liabilities	900	943
Tangible assets	$2,221,576	$2,210,914
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Market Risk Management on page 48 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of the Corporation’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective, as of the end of the period covered by this report, in recording, processing, summarizing and reporting information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Bank of America 54

Part I. Financial Information
Item 1. Financial Statements
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income
	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share information)	2018	2017	2018	2017
Interest income
Loans and leases	$10,071	$8,920	$19,694	$17,674
Debt securities	2,856	2,594	5,660	5,135
Federal funds sold and securities borrowed or purchased under agreements to resell	709	560	1,331	999
Trading account assets	1,198	1,163	2,334	2,239
Other interest income	1,535	909	2,949	1,809
Total interest income	16,369	14,146	31,968	27,856

Interest expense
Deposits	943	346	1,703	628
Short-term borrowings	1,462	917	2,597	1,564
Trading account liabilities	348	307	705	571
Long-term debt	1,966	1,590	3,705	3,049
Total interest expense	4,719	3,160	8,710	5,812
Net interest income	11,650	10,986	23,258	22,044

Noninterest income
Card income	1,542	1,469	2,999	2,918
Service charges	1,954	1,977	3,875	3,895
Investment and brokerage services	3,458	3,460	7,122	6,877
Investment banking income	1,422	1,532	2,775	3,116
Trading account profits	2,315	1,956	5,014	4,287
Other income	268	1,449	691	1,940
Total noninterest income	10,959	11,843	22,476	23,033
Total revenue, net of interest expense	22,609	22,829	45,734	45,077

Provision for credit losses	827	726	1,661	1,561

Noninterest expense
Personnel	7,944	8,040	16,424	16,515
Occupancy	1,022	1,001	2,036	2,001
Equipment	415	427	857	865
Marketing	395	442	740	774
Professional fees	399	485	780	941
Data processing	797	773	1,607	1,567
Telecommunications	166	177	349	368
Other general operating	2,146	2,637	4,388	5,044
Total noninterest expense	13,284	13,982	27,181	28,075
Income before income taxes	8,498	8,121	16,892	15,441
Income tax expense	1,714	3,015	3,190	4,998
Net income	$6,784	$5,106	$13,702	$10,443
Preferred stock dividends	318	361	746	863
Net income applicable to common shareholders	$6,466	$4,745	$12,956	$9,580

Per common share information
Earnings	$0.64	$0.47	$1.26	$0.95
Diluted earnings	0.63	0.44	1.25	0.89
Dividends paid	0.12	0.075	0.24	0.15
Average common shares issued and outstanding	10,181.7	10,013.5	10,251.7	10,056.1
Average diluted common shares issued and outstanding	10,309.4	10,834.8	10,389.9	10,876.7
See accompanying Notes to Consolidated Financial Statements.

55 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Comprehensive Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017
Net income	$6,784	$5,106	$13,702	$10,443
Other comprehensive income (loss), net-of-tax:
Net change in debt and equity securities	(1,031)	568	(4,994)	469
Net change in debit valuation adjustments	179	(78)	452	(69)
Net change in derivatives	(92)	94	(367)	132
Employee benefit plan adjustments	30	27	60	54
Net change in foreign currency translation adjustments	(141)	100	(189)	97
Other comprehensive income (loss)	(1,055)	711	(5,038)	683
Comprehensive income	$5,729	$5,817	$8,664	$11,126

See accompanying Notes to Consolidated Financial Statements.

Bank of America 56

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet

(Dollars in millions)	June 30 2018	December 31 2017
Assets
Cash and due from banks	$29,365	$29,480
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	141,834	127,954
Cash and cash equivalents	171,199	157,434
Time deposits placed and other short-term investments	8,212	11,153
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $59,763 and $52,906 measured at fair value)	226,486	212,747
Trading account assets (includes $103,145 and $106,274 pledged as collateral)	203,420	209,358
Derivative assets	45,210	37,762
Debt securities:
Carried at fair value	275,256	315,117
Held-to-maturity, at cost (fair value – $158,231 and $123,299)	163,013	125,013
Total debt securities	438,269	440,130
Loans and leases (includes $6,227 and $5,710 measured at fair value)	935,824	936,749
Allowance for loan and lease losses	(10,050)	(10,393)
Loans and leases, net of allowance	925,774	926,356
Premises and equipment, net	9,537	9,247
Goodwill	68,951	68,951
Loans held-for-sale (includes $2,845 and $2,156 measured at fair value)	6,511	11,430
Customer and other receivables	57,813	61,623
Other assets (includes $21,883 and $22,581 measured at fair value)	130,288	135,043
Total assets	$2,291,670	$2,281,234

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$5,692	$6,521
Loans and leases	45,483	48,929
Allowance for loan and lease losses	(959)	(1,016)
Loans and leases, net of allowance	44,524	47,913
Loans held-for-sale	3	27
All other assets	396	1,694
Total assets of consolidated variable interest entities	$50,615	$56,155
See accompanying Notes to Consolidated Financial Statements.

57 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet (continued)

(Dollars in millions)	June 30 2018	December 31 2017
Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$420,995	$430,650
Interest-bearing (includes $513 and $449 measured at fair value)	811,193	796,576
Deposits in non-U.S. offices:
Noninterest-bearing	14,247	14,024
Interest-bearing	63,256	68,295
Total deposits	1,309,691	1,309,545
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $32,724 and $36,182 measured at fair value)	177,903	176,865
Trading account liabilities	87,028	81,187
Derivative liabilities	33,605	34,300
Short-term borrowings (includes $3,396 and $1,494 measured at fair value)	40,622	32,666
Accrued expenses and other liabilities (includes $21,178 and $22,840 measured at fair value and $787 and $777 of reserve for unfunded lending commitments)	152,010	152,123
Long-term debt (includes $28,377 and $31,786 measured at fair value)	226,595	227,402
Total liabilities	2,027,454	2,014,088
Commitments and contingencies (Note 7 – Securitizations and Other Variable Interest Entities and Note 10 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,872,702 and 3,837,683 shares	23,181	22,323
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 10,012,719,225 and 10,287,302,431 shares	128,822	138,089
Retained earnings	125,546	113,816
Accumulated other comprehensive income (loss)	(13,333)	(7,082)
Total shareholders’ equity	264,216	267,146
Total liabilities and shareholders’ equity	$2,291,670	$2,281,234

Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings	$396	$312
Long-term debt (includes $9,864 and $9,872 of non-recourse debt)	9,865	9,873
All other liabilities (includes $37 and $34 of non-recourse liabilities)	39	37
Total liabilities of consolidated variable interest entities	$10,300	$10,222
See accompanying Notes to Consolidated Financial Statements.

Bank of America 58

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, December 31, 2016	$25,220	10,052.6	$147,038	$101,225	$(7,288)	$266,195
Net income				10,443		10,443
Net change in debt and equity securities					469	469
Net change in debit valuation adjustments					(69)	(69)
Net change in derivatives					132	132
Employee benefit plan adjustments					54	54
Net change in foreign currency translation adjustments					97	97
Dividends declared:
Common				(1,504)		(1,504)
Preferred				(863)		(863)
Common stock issued under employee plans, net		36.2	670			670
Common stock repurchased		(210.7)	(4,964)			(4,964)
Balance, June 30, 2017	$25,220	9,878.1	$142,744	$109,301	$(6,605)	$270,660

Balance, December 31, 2017	$22,323	10,287.3	$138,089	$113,816	$(7,082)	$267,146
Cumulative adjustment for adoption of hedge accounting standard				(32)	57	25
Adoption of accounting standard related to certain tax effects stranded in accumulated other comprehensive income (loss)				1,270	(1,270)	—
Net income				13,702		13,702
Net change in debt and equity securities					(4,994)	(4,994)
Net change in debit valuation adjustments					452	452
Net change in derivatives					(367)	(367)
Employee benefit plan adjustments					60	60
Net change in foreign currency translation adjustments					(189)	(189)
Dividends declared:
Common				(2,455)		(2,455)
Preferred				(746)		(746)
Issuance of preferred stock	3,671					3,671
Redemption of preferred stock	(2,813)					(2,813)
Common stock issued under employee plans, net and other		43.7	556	(9)		547
Common stock repurchased		(318.3)	(9,823)			(9,823)
Balance, June 30, 2018	$23,181	10,012.7	$128,822	$125,546	$(13,333)	$264,216

See accompanying Notes to Consolidated Financial Statements.

59 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Six Months Ended June 30
(Dollars in millions)	2018	2017
Operating activities
Net income	$13,702	$10,443
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,661	1,561
Gains on sales of debt securities	(3)	(153)
Depreciation and premises improvements amortization	755	743
Amortization of intangibles	269	322
Net amortization of premium/discount on debt securities	909	1,065
Deferred income taxes	1,782	3,515
Stock-based compensation	877	765
Loans held-for-sale:
Originations and purchases	(11,709)	(18,103)
Proceeds from sales and paydowns of loans originally classified as held for sale and instruments from related securitization activities	17,246	21,106
Net change in:
Trading and derivative instruments	(1,295)	(24,312)
Other assets	9,381	(7,704)
Accrued expenses and other liabilities	399	4,450
Other operating activities, net	(138)	2,962
Net cash provided by (used in) operating activities	33,836	(3,340)
Investing activities
Net change in:
Time deposits placed and other short-term investments	2,941	(291)
Federal funds sold and securities borrowed or purchased under agreements to resell	(13,739)	(18,977)
Debt securities carried at fair value:
Proceeds from sales	1,194	40,704
Proceeds from paydowns and maturities	37,774	47,492
Purchases	(31,762)	(87,188)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	7,820	7,644
Purchases	(22,110)	(9,935)
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	7,172	5,317
Purchases	(2,656)	(3,195)
Other changes in loans and leases, net	(5,755)	(14,758)
Other investing activities, net	(1,748)	9,262
Net cash used in investing activities	(20,869)	(23,925)
Financing activities
Net change in:
Deposits	146	2,046
Federal funds purchased and securities loaned or sold under agreements to repurchase	996	26,283
Short-term borrowings	7,956	12,404
Long-term debt:
Proceeds from issuance	42,426	33,633
Retirement	(37,264)	(29,650)
Preferred stock:
Proceeds from issuance	3,671	—
Redemption	(2,813)	—
Common stock repurchased	(9,823)	(4,964)
Cash dividends paid	(3,245)	(2,403)
Other financing activities, net	(533)	(582)
Net cash provided by financing activities	1,517	36,767
Effect of exchange rate changes on cash and cash equivalents	(719)	1,464
Net increase in cash and cash equivalents	13,765	10,966
Cash and cash equivalents at January 1	157,434	147,738
Cash and cash equivalents at June 30	$171,199	$158,704
See accompanying Notes to Consolidated Financial Statements.

Bank of America 60

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

Accounting Standards Issued and Not Yet Adopted
Lease Accounting
The Financial Accounting Standards Board (FASB) issued a new accounting standard effective on January 1, 2019 that requires substantially all leases to be recorded as assets and liabilities on the balance sheet. On January 5, 2018, the FASB issued an exposure draft proposing an amendment to the standard that, if approved, would permit companies the option to apply the provisions of the new lease standard either prospectively as of the effective date, without adjusting comparative periods

61 Bank of America

presented, or using a modified retrospective transition applicable to all prior periods presented. The Corporation is in the process of reviewing its existing lease portfolios, including certain service contracts for embedded leases, to evaluate the impact of the standard on its consolidated financial statements, as well as the impact to regulatory capital and risk-weighted assets. The effect of the adoption will depend on the lease portfolio at the time of transition and the transition options ultimately available; however, the Corporation does not expect the new accounting standard to have a material impact on its consolidated financial position, results of operations or disclosures in the Notes to the Consolidated Financial Statements.
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
Significant Accounting Principles Updates
Goodwill and Intangible Assets
Goodwill is the purchase premium after adjusting for the fair value of net assets acquired. Goodwill is not amortized but is reviewed for potential impairment on an annual basis, or when events or circumstances indicate a potential impairment, at the reporting unit level. A reporting unit is a business segment or one level below a business segment.
The Corporation assesses the fair value of each reporting unit against its carrying value, including goodwill, as measured by allocated equity. For purposes of goodwill impairment testing, the Corporation utilizes allocated equity as a proxy for the carrying value of its reporting units. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit.
In performing its goodwill impairment testing, the Corporation first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors include, among other things, macroeconomic conditions, industry and market considerations, financial performance of the respective reporting unit and other relevant entity- and reporting-unit specific considerations.
If the Corporation concludes it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired; however, if the carrying value of the reporting unit exceeds its fair value, an additional step must be performed to measure potential impairment.
This step involves calculating an implied fair value of goodwill which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit. An impairment loss establishes a new basis in the goodwill, and subsequent reversals of goodwill impairment losses are not permitted under applicable accounting guidance.
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
Revenue Recognition
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

Bank of America 62

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
Other Revenue Measurement and Recognition Policies
The Corporation did not disclose the value of any open performance obligations at June 30, 2018, as its contracts with customers generally have a fixed term that is less than one year, an open term with a cancellation period that is less than one year, or provisions that allow the Corporation to recognize revenue at the amount it has the right to invoice.
NOTE 2 Noninterest Income
The table below presents the Corporation’s noninterest income disaggregated by revenue source for the three and six months ended June 30, 2018 and 2017. For more information, see Note 1 – Summary of Significant Accounting Principles. For a disaggregation of noninterest income by business segment and All Other, see Note 17 – Business Segment Information.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017
Card income
Interchange fees (1)	$1,070	$983	$2,041	$1,941
Other card income	472	486	958	977
Total card income	1,542	1,469	2,999	2,918
Service charges
Deposit-related fees	1,680	1,696	3,326	3,349
Lending-related fees	274	281	549	546
Total service charges	1,954	1,977	3,875	3,895
Investment and brokerage services
Asset management fees	2,513	2,288	5,077	4,488
Brokerage fees	945	1,172	2,045	2,389
Total investment and brokerage services	3,458	3,460	7,122	6,877
Investment banking income
Underwriting income	719	709	1,460	1,488
Syndication fees	400	340	716	740
Financial advisory services	303	483	599	888
Total investment banking income	1,422	1,532	2,775	3,116
Trading account profits	2,315	1,956	5,014	4,287
Other income	268	1,449	691	1,940
Total noninterest income	$10,959	$11,843	$22,476	$23,033

(1)
Gross interchange fees were $2.4 billion and $2.2 billion for the three months ended June 30, 2018 and 2017, and are presented net of $1.3 billion and $1.2 billion of expenses for rewards and partner payments. For the six months ended June 30, 2018 and 2017, gross interchange fees were $4.6 billion and $4.3 billion and are presented net of $2.6 billion and $2.3 billion of expenses for rewards and partner payments.

63 Bank of America

NOTE 3 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting

Principles to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at June 30, 2018 and December 31, 2017. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		June 30, 2018
		Gross Derivative Assets				Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total		Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$17,626.4	$153.3	$1.6	$154.9		$147.2	$4.8	$152.0
Futures and forwards	6,464.7	1.4	—	1.4		1.4	—	1.4
Written options	1,328.4	—	—	—		30.5	—	30.5
Purchased options	1,283.1	31.9	—	31.9		—	—	—
Foreign exchange contracts
Swaps	1,941.7	47.4	2.5	49.9		48.7	3.5	52.2
Spot, futures and forwards	5,190.9	52.1	1.2	53.3		49.1	0.5	49.6
Written options	353.5	—	—	—		5.4	—	5.4
Purchased options	352.5	4.9	—	4.9		—	—	—
Equity contracts
Swaps	269.6	5.1	—	5.1		5.4	—	5.4
Futures and forwards	98.2	0.9	—	0.9		0.8	—	0.8
Written options	565.4	—	—	—		24.2	—	24.2
Purchased options	533.8	35.9	—	35.9		—	—	—
Commodity contracts
Swaps	51.0	2.5	—	2.5		5.0	—	5.0
Futures and forwards	63.1	3.3	—	3.3		0.5	—	0.5
Written options	32.1	—	—	—		2.2	—	2.2
Purchased options	31.3	2.1	—	2.1		—	—	—
Credit derivatives (2)
Purchased credit derivatives:
Credit default swaps	431.6	4.9	—	4.9		8.9	—	8.9
Total return swaps/options	75.3	0.4	—	0.4		1.1	—	1.1
Written credit derivatives:
Credit default swaps	407.6	8.5	—	8.5		4.3	—	4.3
Total return swaps/options	75.3	0.7	—	0.7		0.3	—	0.3
Gross derivative assets/liabilities		$355.3	$5.3	$360.6		$335.0	$8.8	$343.8
Less: Legally enforceable master netting agreements				(282.1)	—			(282.1)
Less: Cash collateral received/paid				(33.3)				(28.1)
Total derivative assets/liabilities				$45.2				$33.6

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

(2)
The net derivative asset and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $3.6 billion and $418.1 billion at June 30, 2018.

Bank of America 64

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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at June 30, 2018 and December 31, 2017 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 9 – Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash.

65 Bank of America

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	June 30, 2018		December 31, 2017
Interest rate contracts
Over-the-counter	$182.0	$177.6	$211.7	$206.0
Over-the-counter cleared	3.2	2.7	1.9	1.8
Foreign exchange contracts
Over-the-counter	104.6	104.0	78.7	80.8
Over-the-counter cleared	1.1	0.9	0.9	0.7
Equity contracts
Over-the-counter	27.0	16.2	18.3	16.2
Exchange-traded	11.0	10.3	9.1	8.5
Commodity contracts
Over-the-counter	3.6	5.0	2.9	4.4
Exchange-traded	1.1	1.2	0.7	0.8
Credit derivatives
Over-the-counter	8.1	8.5	9.1	9.6
Over-the-counter cleared	5.9	5.8	6.1	6.0
Total gross derivative assets/liabilities, before netting
Over-the-counter	325.3	311.3	320.7	317.0
Exchange-traded	12.1	11.5	9.8	9.3
Over-the-counter cleared	10.2	9.4	8.9	8.5
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(295.8)	(290.4)	(296.9)	(294.6)
Exchange-traded	(10.5)	(10.5)	(8.6)	(8.6)
Over-the-counter cleared	(9.1)	(9.3)	(8.3)	(8.5)
Derivative assets/liabilities, after netting	32.2	22.0	25.6	23.1
Other gross derivative assets/liabilities (2)	13.0	11.6	12.2	11.2
Total derivative assets/liabilities	45.2	33.6	37.8	34.3
Less: Financial instruments collateral (3)	(19.2)	(9.2)	(11.2)	(10.4)
Total net derivative assets/liabilities	$26.0	$24.4	$26.6	$23.9

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
Effective January 1, 2018, the Corporation early adopted the hedge accounting standard on a prospective basis and, accordingly, prior-period hedge accounting disclosures were not conformed to the current-period presentation. For more information, see Note 1 – Summary of Significant Accounting Principles.

Bank of America 66

Fair Value Hedges
The table below summarizes information related to fair value hedges for the three and six months ended June 30, 2018 and 2017.

Gains and Losses on Derivatives Designated as Fair Value Hedges

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item	Hedge Ineffectiveness
Interest rate risk on long-term debt (1)	$(869)	$821	$272	$(422)	$(150)
Interest rate and foreign currency risk on long-term debt (2, 3)	(1,067)	934	901	(877)	24
Interest rate risk on available-for-sale securities (4)	(1)	1	(80)	70	(10)
Total	$(1,937)	$1,756	$1,093	$(1,229)	$(136)

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Derivative	Hedged Item	Derivative	Hedged Item	Hedge Ineffectiveness
Interest rate risk on long-term debt (1)	$(3,174)	$3,057	$(478)	$144	$(334)
Interest rate and foreign currency risk on long-term debt (2, 3)	(745)	588	1,024	(1,010)	14
Interest rate risk on available-for-sale securities (4)	(32)	31	(63)	33	(30)
Total	$(3,951)	$3,676	$483	$(833)	$(350)

(1)	Amounts are recorded in interest expense in the Consolidated Statement of Income.

(2)
For the three and six months ended June 30, 2018, the derivative amount includes losses of $1.0 billion and $576 million in other income and a gain of $25 million and a loss of $39 million in interest expense, respectively. For the same periods in 2017, the derivative amount includes gains of $1.0 billion and $1.3 billion in other income and losses of $124 million and $281 million in interest expense, respectively. Line item totals are in the Consolidated Statement of Income.

(3)
For the three and six months ended June 30, 2018, the derivative amount includes losses of $83 million and $130 million related to certain changes in the fair value of derivatives that were excluded from effectiveness testing and recognized in accumulated OCI. None of the excluded amounts have been reclassified into earnings.

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

Designated Fair Value Hedged Assets (Liabilities)

	June 30, 2018
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt	$(133,177)	$1,894
Available-for-sale securities (2)	954	(48)

(1)	For assets, increase (decrease) to carrying value and for liabilities, (increase) decrease to carrying value.

(2)	The amortized cost of available-for-sale securities in fair value hedging relationships was $949 million and is included in debt securities carried at fair value on the Consolidated Balance Sheet.
At June 30, 2018, the cumulative fair value adjustments remaining on long-term debt and available-for-sale (AFS) securities from discontinued hedging relationships were an increase of $900 million and a decrease of $39 million, which are being amortized over the remaining contractual life of the de-designated hedged items.
Cash Flow and Net Investment Hedges
The following table summarizes certain information related to cash flow hedges and net investment hedges for the three and six months ended June 30, 2018 and 2017. Of the $1.3 billion after-

tax net loss ($1.7 billion pretax) on derivatives in accumulated OCI at June 30, 2018, $292 million after-tax ($383 million pretax) is expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. For terminated cash flow hedges, the time period over which the majority of the forecasted transactions are hedged is approximately seven years, with a maximum length of time for certain forecasted transactions of 18 years.

67 Bank of America

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

(Dollars in millions, amounts pretax)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI
	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Cash flow hedges
Interest rate risk on variable-rate assets (1)	$(71)	$(33)	$(499)	$(83)
Price risk on certain restricted stock awards (2)	—	—	4	27
Total	$(71)	$(33)	$(495)	$(56)
Net investment hedges
Foreign exchange risk (3)	$923	$—	$679	$(1)

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
Cash flow hedges
Interest rate risk on variable-rate assets (1)	$64	$(108)	$27	$(220)
Price risk on certain restricted stock awards (2)	6	29	34	71
Total	$70	$(79)	$61	$(149)
Net investment hedges
Foreign exchange risk (3)	$(464)	$1,928	$(1,114)	$1,798

(1)	Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.

(2)	Amounts reclassified from accumulated OCI are recorded in personnel expense in the Consolidated Statement of Income.

(3)
Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. For the three and six months ended June 30, 2018, amounts excluded from effectiveness testing and recognized in other income were gains of $24 million and $29 million. For the same periods in 2017, amounts excluded from effectiveness testing and recognized in other income were losses of $33 million and $48 million.

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The gains and losses on these derivatives are recognized in other income. The table below presents gains (losses) on these derivatives for the three and six months ended June 30, 2018 and 2017. These gains (losses) are largely offset by the income or expense that is recorded on the hedged item.

Gains and Losses On Other Risk Management Derivatives

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017
Interest rate risk on mortgage activities (1)	$(26)	$55	$(161)	$31
Credit risk on loans (2)	(2)	(1)	(5)	(3)
Interest rate and foreign currency risk on ALM activities (3)	702	238	563	(52)

(1)
Primarily related to hedges of interest rate risk on mortgage servicing rights (MSRs) and interest rate lock commitments (IRLCs) to originate mortgage loans that will be held for sale. The net gains on IRLCs, which are not included in the table but are considered derivative instruments, were $14 million and $28 million for the three and six months ended June 30, 2018 compared to $60 million and $116 million for the same periods in 2017.

(2)	Primarily related to derivatives that are economic hedges of credit risk on loans.

(3)	Primarily related to hedges of debt securities carried at fair value and hedges of foreign currency-denominated debt.
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. As of both June 30, 2018 and December 31, 2017, the Corporation had transferred $6.0 billion of non-U.S. government-guaranteed mortgage-backed securities (MBS) to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $6.0 billion at the transfer dates. At June 30, 2018 and December 31, 2017, the fair value of the transferred securities was $5.7 billion and $6.1 billion. At June 30, 2018 and December 31, 2017, derivative assets of $49 million and $46 million and liabilities of $2 million and $3 million were recorded and are included in credit derivatives in the derivative instruments table on page 64.

Bank of America 68

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
The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three and six months ended June 30, 2018 and 2017. The difference between total trading account profits in the following table and in the Consolidated Statement of Income represents trading activities in business segments other than Global Markets. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 17 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue

	Trading Account Profits	Net Interest Income	Other (1)	Total	Trading Account Profits	Net Interest Income	Other (1)	Total
(Dollars in millions)	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
Interest rate risk	$348	$314	$(1)	$661	$888	$639	$67	$1,594
Foreign exchange risk	392	(8)	1	385	796	(13)	3	786
Equity risk	1,097	(202)	398	1,293	2,249	(327)	848	2,770
Credit risk	284	487	136	907	828	959	271	2,058
Other risk	63	4	24	91	126	13	39	178
Total sales and trading revenue	$2,184	$595	$558	$3,337	$4,887	$1,271	$1,228	$7,386

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
Interest rate risk	$219	$375	$75	$669	$502	$817	$152	$1,471
Foreign exchange risk	347	(1)	3	349	715	(4)	3	714
Equity risk	775	(155)	476	1,096	1,447	(230)	962	2,179
Credit risk	371	473	148	992	1,121	984	346	2,451
Other risk	31	5	17	53	135	10	49	194
Total sales and trading revenue	$1,743	$697	$719	$3,159	$3,920	$1,577	$1,512	$7,009

(1)
Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $420 million and $897 million for the three and six months ended June 30, 2018 compared to $514 million and $1.0 billion for the same periods in 2017.

69 Bank of America

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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at June 30, 2018 and December 31, 2017 are summarized in the table below.

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	June 30, 2018
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$1	$42	$427	$462	$932
Non-investment grade	52	438	981	1,919	3,390
Total	53	480	1,408	2,381	4,322
Total return swaps/options:
Investment grade	71	—	—	—	71
Non-investment grade	238	28	—	—	266
Total	309	28	—	—	337
Total credit derivatives	$362	$508	$1,408	$2,381	$4,659
Credit-related notes:
Investment grade	$—	$—	$2	$435	$437
Non-investment grade	3	—	7	1,703	1,713
Total credit-related notes	$3	$—	$9	$2,138	$2,150
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$20,037	$115,539	$123,451	$22,070	$281,097
Non-investment grade	23,801	41,746	45,687	15,266	126,500
Total	43,838	157,285	169,138	37,336	407,597
Total return swaps/options:
Investment grade	55,557	1,672	—	136	57,365
Non-investment grade	17,450	379	39	76	17,944
Total	73,007	2,051	39	212	75,309
Total credit derivatives	$116,845	$159,336	$169,177	$37,548	$482,906

	December 31, 2017
	Carrying Value
Credit default swaps:
Investment grade	$4	$3	$61	$245	$313
Non-investment grade	203	453	484	2,133	3,273
Total	207	456	545	2,378	3,586
Total return swaps/options:
Investment grade	30	—	—	—	30
Non-investment grade	150	—	—	3	153
Total	180	—	—	3	183
Total credit derivatives	$387	$456	$545	$2,381	$3,769
Credit-related notes:
Investment grade	$—	$—	$7	$689	$696
Non-investment grade	12	4	34	1,548	1,598
Total credit-related notes	$12	$4	$41	$2,237	$2,294
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$61,388	$115,480	$107,081	$21,579	$305,528
Non-investment grade	39,312	49,843	39,098	14,420	142,673
Total	100,700	165,323	146,179	35,999	448,201
Total return swaps/options:
Investment grade	37,394	2,581	—	143	40,118
Non-investment grade	13,751	514	143	697	15,105
Total	51,145	3,095	143	840	55,223
Total credit derivatives	$151,845	$168,418	$146,322	$36,839	$503,424

Bank of America 70

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
Credit-related Contingent Features and Collateral
A majority of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At June 30, 2018 and December 31, 2017, the Corporation held cash and securities collateral of $88.4 billion and $77.2 billion, and posted cash and securities collateral of $56.8 billion and $59.2 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At June 30, 2018, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $2.3 billion, including $1.5 billion for Bank of America, National Association (Bank of America, N.A. or BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At June 30, 2018 and December 31, 2017, the liability recorded for these derivative contracts was not significant.
The table below presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at June 30, 2018 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Additional Collateral Required to be Posted Upon Downgrade at June 30, 2018

(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$643	$289
Bank of America, N.A. and subsidiaries (1)	322	247

(1)	Included in Bank of America Corporation collateral requirements in this table.
The table below presents the derivative liabilities that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been contractually required at June 30, 2018 if the long-term senior debt ratings for the Corporation or certain subsidiaries had been lower by one incremental notch and by an additional second incremental notch.

Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at June 30, 2018

(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liabilities	$184	$614
Collateral posted	115	479
Valuation Adjustments on Derivatives
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives, which are recorded in trading account profits, on a gross and net of hedge basis for the three and six months ended June 30, 2018 and 2017. For more information on the valuation adjustments on derivatives, see Note 2 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

Valuation Adjustments on Derivatives (1)

Gains (Losses)	Three Months Ended June 30
	2018		2017
(Dollars in millions)	Gross	Net	Gross	Net
Derivative assets (CVA)	$139	$127	$97	$52
Derivative assets/liabilities (FVA)	28	(18)	27	41
Derivative liabilities (DVA)	(159)	(159)	(128)	(125)

	Six Months Ended June 30
	2018		2017
Derivative assets (CVA)	$115	$145	$258	$78
Derivative assets/liabilities (FVA)	(9)	(19)	76	97
Derivative liabilities (DVA)	(43)	(53)	(278)	(218)

(1)
At June 30, 2018 and December 31, 2017, cumulative CVA reduced the derivative assets balance by $562 million and $677 million, cumulative FVA reduced the net derivatives balance by $145 million and $136 million, and cumulative DVA reduced the derivative liabilities balance by $407 million and $450 million, respectively.

71 Bank of America

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value and held-to-maturity (HTM) debt securities at June 30, 2018 and December 31, 2017.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	June 30, 2018
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$162,301	$125	$(5,426)	$157,000
Agency-collateralized mortgage obligations	6,194	13	(172)	6,035
Commercial	14,156	2	(558)	13,600
Non-agency residential (1)	2,283	262	(11)	2,534
Total mortgage-backed securities	184,934	402	(6,167)	179,169
U.S. Treasury and agency securities	54,758	12	(2,036)	52,734
Non-U.S. securities	6,659	7	(1)	6,665
Other taxable securities, substantially all asset-backed securities	4,412	81	(7)	4,486
Total taxable securities	250,763	502	(8,211)	243,054
Tax-exempt securities	19,085	82	(102)	19,065
Total available-for-sale debt securities	269,848	584	(8,313)	262,119
Other debt securities carried at fair value	12,853	306	(22)	13,137
Total debt securities carried at fair value	282,701	890	(8,335)	275,256
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities (2)	163,013	131	(4,913)	158,231
Total debt securities (3, 4)	$445,714	$1,021	$(13,248)	$433,487

	December 31, 2017
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$194,119	$506	$(1,696)	$192,929
Agency-collateralized mortgage obligations	6,846	39	(81)	6,804
Commercial	13,864	28	(208)	13,684
Non-agency residential (1)	2,410	267	(8)	2,669
Total mortgage-backed securities	217,239	840	(1,993)	216,086
U.S. Treasury and agency securities	54,523	18	(1,018)	53,523
Non-U.S. securities	6,669	9	(1)	6,677
Other taxable securities, substantially all asset-backed securities	5,699	73	(2)	5,770
Total taxable securities	284,130	940	(3,014)	282,056
Tax-exempt securities	20,541	138	(104)	20,575
Total available-for-sale debt securities	304,671	1,078	(3,118)	302,631
Other debt securities carried at fair value	12,273	252	(39)	12,486
Total debt securities carried at fair value	316,944	1,330	(3,157)	315,117
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	125,013	111	(1,825)	123,299
Total debt securities (3, 4)	$441,957	$1,441	$(4,982)	$438,416
Available-for-sale marketable equity securities (5)	$27	$—	$(2)	$25

(1)	At both June 30, 2018 and December 31, 2017, the underlying collateral type included approximately 62 percent prime, 13 percent Alt-A and 25 percent subprime.

(2)	During the three months ended June 30, 2018, the Corporation transferred $25 billion of available-for-sale debt securities to held to maturity.

(3)	Includes securities pledged as collateral of $42.4 billion and $35.8 billion at June 30, 2018 and December 31, 2017.

(4)
The Corporation had debt securities from Fannie Mae (FNMA) and Freddie Mac (FHLMC) that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $165.6 billion and $52.8 billion, and a fair value of $160.6 billion and $51.2 billion at June 30, 2018, and an amortized cost of $163.6 billion and $50.3 billion, and a fair value of $162.1 billion and $50.0 billion at December 31, 2017.

(5)	Classified in other assets on the Consolidated Balance Sheet.
At June 30, 2018, the accumulated net unrealized loss on AFS debt securities included in accumulated OCI was $5.8 billion, net of the related income tax benefit of $1.9 billion. The Corporation had nonperforming AFS debt securities of $92 million and $99 million at June 30, 2018 and December 31, 2017.
Effective January 1, 2018, the Corporation adopted an accounting standard applicable to equity securities. For more information, see Note 1 – Summary of Significant Accounting Principles. At June 30, 2018, the Corporation held equity securities at an aggregate fair value of $946 million and other equity securities, as valued under the measurement alternative, at cost of $241 million, both of which are included in other assets.
The following table presents the components of other debt securities carried at fair value where the changes in fair value are reported in other income. In the three and six months ended June 30, 2018, the Corporation recorded unrealized mark-to-market net gains of $28 million and $69 million, and realized net gains of $15 million and $9 million, compared to unrealized mark-to-market net gains of $83 million and $199 million and realized net losses of $14 million and $118 million for the same periods in 2017. These amounts exclude hedge results.

Bank of America 72

Other Debt Securities Carried at Fair Value

(Dollars in millions)	June 30 2018	December 31 2017
Mortgage-backed securities:
Agency-collateralized mortgage obligations	$—	$5
Non-agency residential	2,535	2,764
Total mortgage-backed securities	2,535	2,769
Non-U.S. securities (1)	10,400	9,488
Other taxable securities, substantially all asset-backed securities	202	229
Total	$13,137	$12,486

(1)	These securities are primarily used to satisfy certain international regulatory liquidity requirements.
The gross realized gains and losses on sales of AFS debt securities for the three and six months ended June 30, 2018 and 2017 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017
Gross gains	$1	$102	$3	$156
Gross losses	—	(1)	—	(3)
Net gains on sales of AFS debt securities	$1	$101	$3	$153
Income tax expense attributable to realized net gains on sales of AFS debt securities	$1	$38	$1	$58
The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at June 30, 2018 and December 31, 2017.

Temporarily Impaired and Other-than-temporarily Impaired AFS Debt Securities

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	June 30, 2018
Temporarily impaired AFS debt securities
Mortgage-backed securities:
Agency	$93,123	$(2,718)	$59,404	$(2,708)	$152,527	$(5,426)
Agency-collateralized mortgage obligations	3,706	(93)	1,698	(79)	5,404	(172)
Commercial	8,325	(250)	4,486	(308)	12,811	(558)
Non-agency residential	154	(6)	—	—	154	(6)
Total mortgage-backed securities	105,308	(3,067)	65,588	(3,095)	170,896	(6,162)
U.S. Treasury and agency securities	27,277	(918)	23,856	(1,118)	51,133	(2,036)
Non-U.S. securities	—	—	86	(1)	86	(1)
Other taxable securities, substantially all asset-backed securities	152	(4)	113	(3)	265	(7)
Total taxable securities	132,737	(3,989)	89,643	(4,217)	222,380	(8,206)
Tax-exempt securities	303	(2)	3,990	(100)	4,293	(102)
Total temporarily impaired AFS debt securities	133,040	(3,991)	93,633	(4,317)	226,673	(8,308)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	150	(5)	—	—	150	(5)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$133,190	$(3,996)	$93,633	$(4,317)	$226,823	$(8,313)

	December 31, 2017
Temporarily impaired AFS debt securities
Mortgage-backed securities:
Agency	$73,535	$(352)	$72,612	$(1,344)	$146,147	$(1,696)
Agency-collateralized mortgage obligations	2,743	(29)	1,684	(52)	4,427	(81)
Commercial	5,575	(50)	4,586	(158)	10,161	(208)
Non-agency residential	335	(7)	—	—	335	(7)
Total mortgage-backed securities	82,188	(438)	78,882	(1,554)	161,070	(1,992)
U.S. Treasury and agency securities	27,537	(251)	24,035	(767)	51,572	(1,018)
Non-U.S. securities	772	(1)	—	—	772	(1)
Other taxable securities, substantially all asset-backed securities	—	—	92	(2)	92	(2)
Total taxable securities	110,497	(690)	103,009	(2,323)	213,506	(3,013)
Tax-exempt securities	1,090	(2)	7,100	(102)	8,190	(104)
Total temporarily impaired AFS debt securities	111,587	(692)	110,109	(2,425)	221,696	(3,117)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	58	(1)	—	—	58	(1)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$111,645	$(693)	$110,109	$(2,425)	$221,754	$(3,118)

(1)	Includes other-than-temporarily impaired (OTTI) AFS debt securities on which an OTTI loss, primarily related to changes in interest rates, remains in accumulated OCI.

73 Bank of America

The Corporation had $8 million and $11 million of credit-related OTTI losses on AFS debt securities which were recognized in other income for the three and six months ended June 30, 2018 compared to $6 million and $33 million for the same periods in 2017. The amount of noncredit-related OTTI losses, which is recognized in OCI, was insignificant for all periods presented.
The cumulative credit loss component of OTTI losses that has been recognized in income related to AFS debt securities that the Corporation does not intend to sell was $264 million for both the three and six months ended June 30, 2018 compared to $284 million for each of the same periods in 2017.
For more information on OTTI losses and significant assumptions used for the Corporation's underlying collateral, see Note 3 – Securities to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K. Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency residential mortgage-backed securities (RMBS) were as follows at June 30, 2018.

Significant Assumptions

		Range (1)
	Weighted average	10th Percentile (2)	90th Percentile (2)
Prepayment speed	13.0%	3.2%	21.4%
Loss severity	19.9	9.0	36.9
Life default rate	17.9	1.5	67.1

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.
Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers as measured using Fair Isaac Corporation (FICO) scores, and geographic concentrations. The weighted-average severity by collateral type was 16.8 percent for prime, 17.1 percent for Alt-A and 26.9 percent for subprime at June 30, 2018. Default rates are projected by considering collateral characteristics including, but not limited to, LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 15.6 percent for prime, 17.3 percent for Alt-A and 20.0 percent for subprime at June 30, 2018.
The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at June 30, 2018 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the mortgages or other asset-backed securities (ABS) are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
(Dollars in millions)	June 30, 2018
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$2	3.50%	$26	3.98%	$492	2.61%	$161,781	3.26%	$162,301	3.26%
Agency-collateralized mortgage obligations	—	—	—	—	31	2.55	6,163	3.17	6,194	3.17
Commercial	54	9.55	2,155	2.22	11,052	2.48	895	2.81	14,156	2.49
Non-agency residential	—	—	—	—	21	0.01	4,543	9.82	4,564	9.77
Total mortgage-backed securities	56	9.33	2,181	2.24	11,596	2.48	173,382	3.43	187,215	3.36
U.S. Treasury and agency securities	542	0.45	32,638	1.47	21,549	2.24	29	2.70	54,758	1.76
Non-U.S. securities	15,118	0.79	1,787	1.53	2	3.56	140	6.55	17,047	0.91
Other taxable securities, substantially all asset-backed securities	576	3.39	2,886	3.34	874	3.24	260	8.56	4,596	3.62
Total taxable securities	16,292	0.90	39,492	1.65	34,021	2.35	173,811	3.44	263,616	2.87
Tax-exempt securities	894	1.71	8,332	2.27	7,252	2.22	2,607	2.64	19,085	2.28
Total amortized cost of debt securities carried at fair value	$17,186	0.94	$47,824	1.76	$41,273	2.32	$176,418	3.42	$282,701	2.83
Amortized cost of HTM debt securities (2)	$4	3.36	$63	3.56	$1,427	2.78	$161,519	3.15	$163,013	3.15

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$2		$26		$484		$156,488		$157,000
Agency-collateralized mortgage obligations	—		—		30		6,005		6,035
Commercial	54		2,108		10,592		846		13,600
Non-agency residential	—		—		33		5,036		5,069
Total mortgage-backed securities	56		2,134		11,139		168,375		181,704
U.S. Treasury and agency securities	542		31,381		20,783		28		52,734
Non-U.S. securities	15,121		1,798		2		144		17,065
Other taxable securities, substantially all asset-backed securities	571		2,905		916		296		4,688
Total taxable securities	16,290		38,218		32,840		168,843		256,191
Tax-exempt securities	894		8,347		7,230		2,594		19,065
Total debt securities carried at fair value	$17,184		$46,565		$40,070		$171,437		$275,256
Fair value of HTM debt securities (2)	$4		$63		$1,363		$156,801		$158,231

(1)
The average yield is computed based on a constant effective interest rate over the contractual life of each security. The average yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

(2)	Substantially all U.S. agency MBS.

Bank of America 74

NOTE 5 Outstanding Loans and Leases
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at June 30, 2018 and December 31, 2017.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit-impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	June 30, 2018
Consumer real estate
Core portfolio
Residential mortgage	$1,064	$259	$886	$2,209	$182,453			$184,662
Home equity	205	102	457	764	40,761			41,525
Non-core portfolio
Residential mortgage (5)	840	361	2,672	3,873	11,822	$7,207		22,902
Home equity	186	96	488	770	8,914	2,378		12,062
Credit card and other consumer
U.S. credit card	501	329	865	1,695	93,095			94,790
Direct/Indirect consumer (6)	282	77	37	396	92,225			92,621
Other consumer (7)	—	—	—	—	167			167
Total consumer	3,078	1,224	5,405	9,707	429,437	9,585		448,729
Consumer loans accounted for under the fair value option (8)							$848	848
Total consumer loans and leases	3,078	1,224	5,405	9,707	429,437	9,585	848	449,577
Commercial
U.S. commercial	441	213	685	1,339	288,402			289,741
Non-U.S. commercial	43	389	—	432	94,018			94,450
Commercial real estate (9)	59	—	76	135	60,938			61,073
Commercial lease financing	46	59	30	135	21,264			21,399
U.S. small business commercial	61	40	84	185	14,020			14,205
Total commercial	650	701	875	2,226	478,642			480,868
Commercial loans accounted for under the fair value option (8)							5,379	5,379
Total commercial loans and leases	650	701	875	2,226	478,642		5,379	486,247
Total loans and leases (10)	$3,728	$1,925	$6,280	$11,933	$908,079	$9,585	$6,227	$935,824
Percentage of outstandings	0.40%	0.21%	0.67%	1.28%	97.03%	1.02%	0.67%	100.00%

(1)
Consumer real estate loans 30-59 days past due includes fully-insured loans of $665 million and nonperforming loans of $242 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $307 million and nonperforming loans of $195 million.

(2)	Consumer real estate includes fully-insured loans of $2.5 billion.

(3)	Consumer real estate includes $2.1 billion and direct/indirect consumer includes $44 million of nonperforming loans.

(4)	Purchased credit-impaired (PCI) loan amounts are shown gross of the valuation allowance.

(5)	Total outstandings includes pay option loans of $1.2 billion. The Corporation no longer originates this product.

(6)
Total outstandings includes auto and specialty lending loans and leases of $50.2 billion, unsecured consumer lending loans of $410 million, U.S. securities-based lending loans of $38.4 billion, non-U.S. consumer loans of $2.8 billion and other consumer loans of $769 million.

(7)	Substantially all of other consumer is consumer overdrafts.

(8)
Consumer loans accounted for under the fair value option includes residential mortgage loans of $489 million and home equity loans of $359 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $3.5 billion and non-U.S. commercial loans of $1.9 billion. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.

(9)	Total outstandings includes U.S. commercial real estate loans of $57.1 billion and non-U.S. commercial real estate loans of $4.0 billion.

(10)
Total outstandings Includes loans and leases pledged as collateral of $55.0 billion. The Corporation also pledged $150.1 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank (FHLB).

75 Bank of America

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit-impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	December 31, 2017
Consumer real estate
Core portfolio
Residential mortgage	$1,242	$321	$1,040	$2,603	$174,015			$176,618
Home equity	215	108	473	796	43,449			44,245
Non-core portfolio
Residential mortgage (5)	1,028	468	3,535	5,031	14,161	$8,001		27,193
Home equity	224	121	572	917	9,866	2,716		13,499
Credit card and other consumer
U.S. credit card	542	405	900	1,847	94,438			96,285
Direct/Indirect consumer (6)	330	104	44	478	95,864			96,342
Other consumer (7)	—	—	—	—	166			166
Total consumer	3,581	1,527	6,564	11,672	431,959	10,717		454,348
Consumer loans accounted for under the fair value option (8)							$928	928
Total consumer loans and leases	3,581	1,527	6,564	11,672	431,959	10,717	928	455,276
Commercial
U.S. commercial	547	244	425	1,216	283,620			284,836
Non-U.S. commercial	52	1	3	56	97,736			97,792
Commercial real estate (9)	48	10	29	87	58,211			58,298
Commercial lease financing	110	68	26	204	21,912			22,116
U.S. small business commercial	95	45	88	228	13,421			13,649
Total commercial	852	368	571	1,791	474,900			476,691
Commercial loans accounted for under the fair value option (8)							4,782	4,782
Total commercial loans and leases	852	368	571	1,791	474,900		4,782	481,473
Total loans and leases (10)	$4,433	$1,895	$7,135	$13,463	$906,859	$10,717	$5,710	$936,749
Percentage of outstandings	0.48%	0.20%	0.76%	1.44%	96.81%	1.14%	0.61%	100.00%

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

(6)
Total outstandings includes auto and specialty lending loans and leases of $52.4 billion, unsecured consumer lending loans of $469 million, U.S. securities-based lending loans of $39.8 billion, non-U.S. consumer loans of $3.0 billion and other consumer loans of $684 million.

(7)	Substantially all of other consumer is consumer overdrafts.

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
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $6.0 billion and $6.3 billion at June 30, 2018 and December 31, 2017, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans.

Nonperforming Loans and Leases
The Corporation classifies junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At June 30, 2018 and December 31, 2017, $266 million and $330 million of such junior-lien home equity loans were included in nonperforming loans.
The Corporation classifies consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as troubled debt restructurings (TDRs), irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Corporation continues to have a lien on the underlying collateral. At June 30, 2018, nonperforming loans discharged in Chapter 7 bankruptcy with no change in repayment terms were $263 million of which $139 million were current on their contractual payments, while $102 million were 90 days or more past due. Of the contractually current nonperforming loans, 57 percent were discharged in Chapter 7 bankruptcy over 12 months ago, and 50 percent were discharged 24 months or more ago.

Bank of America 76

During the three and six months ended June 30, 2018, the Corporation sold nonperforming and other delinquent consumer real estate loans with a carrying value of $168 million and $546 million, including $51 million and $160 million of PCI loans, compared to $323 million and $465 million, including $204 million of PCI loans for both periods, for the same periods in 2017. The Corporation recorded net recoveries of $7 million and $27 million related to these sales for the three and six months ended June 30, 2018 compared to net recoveries of $3 million and $14 million for the same periods in 2017. Gains related to these sales of $10 million and $26 million were recorded in other income in the Consolidated Statement of Income for the three and six months ended June 30, 2018 compared to gains of $6 million and $12 million for the same periods in 2017. During the six months ended

June 30, 2018 and 2017, the Corporation transferred consumer nonperforming loans with a net carrying value of $2 million and $198 million to held for sale.
The table below presents the Corporation’s nonperforming loans and leases including nonperforming TDRs, and loans accruing past due 90 days or more at June 30, 2018 and December 31, 2017. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2018	December 31 2017	June 30 2018	December 31 2017
Consumer real estate
Core portfolio
Residential mortgage (1)	$1,052	$1,087	$344	$417
Home equity	1,077	1,079	—	—
Non-core portfolio
Residential mortgage (1)	1,088	1,389	2,139	2,813
Home equity	1,375	1,565	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	865	900
Direct/Indirect consumer	47	46	35	40
Other consumer	—	—	—	—
Total consumer	4,639	5,166	3,383	4,170
Commercial
U.S. commercial	881	814	221	144
Non-U.S. commercial	170	299	—	3
Commercial real estate	117	112	—	4
Commercial lease financing	34	24	12	19
U.S. small business commercial	56	55	73	75
Total commercial	1,258	1,304	306	245
Total loans and leases	$5,897	$6,470	$3,689	$4,415

(1)
Residential mortgage loans in the core and non-core portfolios accruing past due 90 days or more are fully-insured loans. At June 30, 2018 and December 31, 2017, residential mortgage includes $1.7 billion and $2.2 billion of loans on which interest has been curtailed by the Federal Housing Administration (FHA), and therefore are no longer accruing interest, although principal is still insured, and $742 million and $1.0 billion of loans on which interest is still accruing.

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

77 Bank of America

The following tables present certain credit quality indicators for the Corporation’s Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at June 30, 2018 and December 31, 2017.

Consumer Real Estate – Credit Quality Indicators (1)

	Core Residential Mortgage (2)	Non-core Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Home Equity (2)	Non-core Home Equity (2)	Home Equity PCI
(Dollars in millions)	June 30, 2018
Refreshed LTV (4)
Less than or equal to 90 percent	$163,729	$9,975	$6,289	$40,505	$7,395	$1,618
Greater than 90 percent but less than or equal to 100 percent	2,676	664	452	476	880	338
Greater than 100 percent	992	777	466	544	1,409	422
Fully-insured loans (5)	17,265	4,279	—	—	—	—
Total consumer real estate	$184,662	$15,695	$7,207	$41,525	$9,684	$2,378
Refreshed FICO score
Less than 620	$2,128	$1,890	$1,673	$1,112	$1,858	$393
Greater than or equal to 620 and less than 680	4,236	1,690	1,431	2,152	2,090	390
Greater than or equal to 680 and less than 740	22,803	2,759	2,129	7,318	2,484	666
Greater than or equal to 740	138,230	5,077	1,974	30,943	3,252	929
Fully-insured loans (5)	17,265	4,279	—	—	—	—
Total consumer real estate	$184,662	$15,695	$7,207	$41,525	$9,684	$2,378

(1)	Excludes $848 million of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $1.1 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators

	U.S. Credit Card	Direct/Indirect Consumer	Other Consumer
(Dollars in millions)	June 30, 2018
Refreshed FICO score
Less than 620	$4,504	$1,588	$—
Greater than or equal to 620 and less than 680	11,810	1,854	—
Greater than or equal to 680 and less than 740	34,852	11,193	—
Greater than or equal to 740	43,624	35,949	—
Other internal credit metrics (1, 2)	—	42,037	167
Total credit card and other consumer	$94,790	$92,621	$167

(1)	Other internal credit metrics may include delinquency status, geography or other factors.

(2)	Direct/indirect consumer includes $41.3 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk.

Commercial – Credit Quality Indicators (1)

	U.S. Commercial	Non-U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	U.S. Small Business Commercial (2)
(Dollars in millions)	June 30, 2018
Risk ratings
Pass rated	$281,622	$92,676	$60,622	$20,978	$282
Reservable criticized	8,119	1,774	451	421	36
Refreshed FICO score (3)
Less than 620					235
Greater than or equal to 620 and less than 680					639
Greater than or equal to 680 and less than 740					1,982
Greater than or equal to 740					4,134
Other internal credit metrics (3, 4)					6,897
Total commercial	$289,741	$94,450	$61,073	$21,399	$14,205

(1)	Excludes $5.4 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $725 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At June 30, 2018, 99 percent of the balances where internal credit metrics are used was current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

Bank of America 78

Consumer Real Estate – Credit Quality Indicators (1)

	Core Residential Mortgage (2)	Non-core Residential Mortgage (2)	Residential Mortgage PCI (3)	Core Home Equity (2)	Non-core Home Equity (2)	Home Equity PCI
(Dollars in millions)	December 31, 2017
Refreshed LTV (4)
Less than or equal to 90 percent	$153,669	$12,135	$6,872	$43,048	$7,944	$1,781
Greater than 90 percent but less than or equal to 100 percent	3,082	850	559	549	1,053	412
Greater than 100 percent	1,322	1,011	570	648	1,786	523
Fully-insured loans (5)	18,545	5,196	—	—	—	—
Total consumer real estate	$176,618	$19,192	$8,001	$44,245	$10,783	$2,716
Refreshed FICO score
Less than 620	$2,234	$2,390	$1,941	$1,169	$2,098	$452
Greater than or equal to 620 and less than 680	4,531	2,086	1,657	2,371	2,393	466
Greater than or equal to 680 and less than 740	22,934	3,519	2,396	8,115	2,723	786
Greater than or equal to 740	128,374	6,001	2,007	32,590	3,569	1,012
Fully-insured loans (5)	18,545	5,196	—	—	—	—
Total consumer real estate	$176,618	$19,192	$8,001	$44,245	$10,783	$2,716

(1)	Excludes $928 million of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Includes $1.2 billion of pay option loans. The Corporation no longer originates this product.

(4)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(5)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators

	U.S. Credit Card	Direct/Indirect Consumer	Other Consumer
(Dollars in millions)	December 31, 2017
Refreshed FICO score
Less than 620	$4,730	$1,680	$—
Greater than or equal to 620 and less than 680	12,422	2,143	—
Greater than or equal to 680 and less than 740	35,656	12,304	—
Greater than or equal to 740	43,477	36,759	—
Other internal credit metrics (1, 2)	—	43,456	166
Total credit card and other consumer	$96,285	$96,342	$166

(1)	Other internal credit metrics may include delinquency status, geography or other factors.

(2)	Direct/indirect consumer includes $42.8 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk.

Commercial – Credit Quality Indicators (1)

	U.S. Commercial	Non-U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	U.S. Small Business Commercial (2)
(Dollars in millions)	December 31, 2017
Risk ratings
Pass rated	$275,904	$96,199	$57,732	$21,535	$322
Reservable criticized	8,932	1,593	566	581	50
Refreshed FICO score (3)
Less than 620					223
Greater than or equal to 620 and less than 680					625
Greater than or equal to 680 and less than 740					1,875
Greater than or equal to 740					3,713
Other internal credit metrics (3, 4)					6,841
Total commercial	$284,836	$97,792	$58,298	$22,116	$13,649

(1)	Excludes $4.8 billion of loans accounted for under the fair value option.

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

79 Bank of America

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
Consumer real estate loans that have been discharged in Chapter 7 bankruptcy with no change in repayment terms and not reaffirmed by the borrower of $1.0 billion were included in TDRs at June 30, 2018, of which $263 million were classified as nonperforming and $382 million were loans fully-insured by the FHA. For more information on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.

At June 30, 2018 and December 31, 2017, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were immaterial. Consumer real estate foreclosed properties totaled $263 million and $236 million at June 30, 2018 and December 31, 2017. The carrying value of consumer real estate loans, including fully-insured and PCI loans, for which formal foreclosure proceedings were in process at June 30, 2018 was $3.0 billion. During the three and six months ended June 30, 2018, the Corporation reclassified $151 million and $319 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. This compared to reclassifications of $226 million and $426 million for the same periods in 2017. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
The table below provides the unpaid principal balance, carrying value and related allowance at June 30, 2018 and December 31, 2017, and the average carrying value and interest income recognized for the three and six months ended June 30, 2018 and 2017 for impaired loans in the Corporation’s Consumer Real Estate portfolio segment. Certain impaired consumer real estate loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Consumer Real Estate

			Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
(Dollars in millions)			June 30, 2018			December 31, 2017
With no recorded allowance
Residential mortgage			$6,544	$5,223	$—	$8,856	$6,870	$—
Home equity			3,545	1,932	—	3,622	1,956	—
With an allowance recorded
Residential mortgage			$2,482	$2,421	$149	$2,908	$2,828	$174
Home equity			962	894	178	972	900	174
Total
Residential mortgage (1)			$9,026	$7,644	$149	$11,764	$9,698	$174
Home equity			4,507	2,826	178	4,594	2,856	174

	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
	Three Months Ended June 30				Six Months Ended June 30
	2018		2017		2018		2017
With no recorded allowance
Residential mortgage	$5,362	$50	$7,886	$81	$5,978	$115	$8,192	$160
Home equity	1,944	25	1,999	28	1,953	52	2,000	55
With an allowance recorded
Residential mortgage	$2,482	$24	$3,647	$33	$2,597	$49	$3,723	$68
Home equity	891	6	868	7	889	12	842	12
Total
Residential mortgage (1)	$7,844	$74	$11,533	$114	$8,575	$164	$11,915	$228
Home equity	2,835	31	2,867	35	2,842	64	2,842	67

(1)
During the three months ended June 30, 2018, previously impaired residential mortgage loans with a carrying value of $1.2 billion were sold, resulting in a gain of $572 million recorded in other income.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

Bank of America 80

The table below presents the June 30, 2018 and 2017 unpaid principal balance, carrying value, and average pre- and post-modification interest rates on consumer real estate loans that were modified in TDRs during the three and six months ended June 30, 2018 and 2017. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Consumer Real Estate – TDRs Entered into During the Three and Six Months Ended June 30, 2018 and 2017

	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (1)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (1)
(Dollars in millions)	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
Residential mortgage	$276	$237	4.24%	3.94%	$628	$542	4.17%	3.93%
Home equity	194	152	4.43	4.42	392	297	4.38	4.06
Total (2)	$470	$389	4.32	4.14	$1,020	$839	4.25	3.98

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
Residential mortgage	$346	$313	4.50%	4.37%	$646	$581	4.51%	4.34%
Home equity	250	201	4.11	3.94	469	365	4.20	3.75
Total (2)	$596	$514	4.33	4.19	$1,115	$946	4.38	4.09

(1)	The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.

(2)
Net charge-offs, which include amounts recorded on loans modified during the period that are no longer held by the Corporation at June 30, 2018 and 2017 due to sales and other dispositions, were $15 million and $24 million for the three and six months ended June 30, 2018 compared to $12 million and $20 million for the same periods in 2017.

The table below presents the June 30, 2018 and 2017 carrying value for consumer real estate loans that were modified in a TDR during the three and six months ended June 30, 2018 and 2017, by type of modification.

Consumer Real Estate – Modification Programs

	TDRs Entered into During the
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017
Modifications under government programs
Contractual interest rate reduction	$9	$11	$17	$38
Principal and/or interest forbearance	—	1	—	3
Other modifications (1)	8	3	18	8
Total modifications under government programs	17	15	35	49
Modifications under proprietary programs
Contractual interest rate reduction	13	20	67	72
Capitalization of past due amounts	19	9	43	21
Principal and/or interest forbearance	5	3	16	9
Other modifications (1)	55	16	205	44
Total modifications under proprietary programs	92	48	331	146
Trial modifications	242	387	379	622
Loans discharged in Chapter 7 bankruptcy (2)	38	64	94	129
Total modifications	$389	$514	$839	$946

(1)
Includes other modifications such as term or payment extensions and repayment plans. During the three and six months ended June 30, 2018, this included $38 million and $196 million of modifications related to the 2017 hurricanes that met the definition of a TDR. These modifications had been written down to their net realizable value less costs to sell or were fully insured as of June 30, 2018.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
The table below presents the carrying value of consumer real estate loans that entered into payment default during the three and six months ended June 30, 2018 and 2017 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification.

Consumer Real Estate – TDRs Entering Payment Default that were Modified During the Preceding 12 Months

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017
Modifications under government programs	$11	$20	$24	$46
Modifications under proprietary programs	56	33	87	67
Loans discharged in Chapter 7 bankruptcy (1)	16	15	39	77
Trial modifications (2)	22	46	67	258
Total modifications	$105	$114	$217	$448

(1)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

(2)	Includes trial modification offers to which the customer did not respond.

81 Bank of America

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
The table below provides the unpaid principal balance, carrying value and related allowance at June 30, 2018 and December 31, 2017, and the average carrying value and interest income recognized for the three and six months ended June 30, 2018 and 2017 on TDRs within the Credit Card and Other Consumer portfolio segment.

Impaired Loans – Credit Card and Other Consumer

			Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Unpaid Principal Balance	Carrying Value (1)	Related Allowance
(Dollars in millions)			June 30, 2018			December 31, 2017
With no recorded allowance
Direct/Indirect consumer			$63	$30	$—	$58	$28	$—
With an allowance recorded
U.S. credit card			$478	$486	$143	$454	$461	$125
Direct/Indirect consumer			1	1	—	1	1	—
Total
U.S. credit card			$478	$486	$143	$454	$461	$125
Direct/Indirect consumer			64	31	—	59	29	—

	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
	Three Months Ended June 30				Six Months Ended June 30
	2018		2017		2018		2017
With no recorded allowance
Direct/Indirect consumer	$29	$1	$18	$—	$29	$1	$18	$—
With an allowance recorded
U.S. credit card	$480	$6	$463	$6	$473	$12	$470	$12
Non-U.S. credit card (3)	—	—	78	—	—	—	88	1
Direct/Indirect consumer	1	—	2	—	1	—	3	—
Total
U.S. credit card	$480	$6	$463	$6	$473	$12	$470	$12
Non-U.S. credit card (3)	—	—	78	—	—	—	88	1
Direct/Indirect consumer	30	1	20	—	30	1	21	—

(1)	Includes accrued interest and fees.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

(3)	In the second quarter of 2017, the Corporation sold its non-U.S. consumer credit card business.
The table below provides information on the Corporation’s primary modification programs for the Credit Card and Other Consumer TDR portfolio at June 30, 2018 and December 31, 2017.

Credit Card and Other Consumer – TDRs by Program Type

	U.S. Credit Card		Direct/Indirect Consumer		Total TDRs by Program Type
(Dollars in millions)	June 30 2018	December 31 2017	June 30 2018	December 31 2017	June 30 2018	December 31 2017
Internal programs	$223	$203	$1	$1	$224	$204
External programs	262	257	—	—	262	257
Other	1	1	30	28	31	29
Total	$486	$461	$31	$29	$517	$490
Percent of balances current or less than 30 days past due	86.42%	86.92%	89.63%	88.16%	86.60%	87.00%

Bank of America 82

The table below provides information on the Corporation’s Credit Card and Other Consumer TDR portfolio including the June 30, 2018 and 2017 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of loans that were modified in TDRs during the three and six months ended June 30, 2018 and 2017.

Credit Card and Other Consumer – TDRs Entered into During the Three and Six Months Ended June 30, 2018 and 2017

	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate
(Dollars in millions)	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
U.S. credit card	$72	$78	19.18%	5.29%	$140	$149	19.06%	5.26%
Direct/Indirect consumer	19	11	4.43	4.43	28	16	4.73	4.56
Total (2)	$91	$89	17.29	5.18	$168	$165	17.63	5.19

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
U.S. credit card	$52	$57	18.31%	5.30%	$100	$106	18.19%	5.32%
Direct/Indirect consumer	7	4	4.14	4.08	11	6	4.12	4.04
Total (2)	$59	$61	17.31	5.21	$111	$112	17.39	5.24

(1)	Includes accrued interest and fees.

(2)
Net charge-offs were $14 million and $22 million for the three and six months ended June 30, 2018 compared to $13 million and $19 million for the same periods in 2017, including net charge-offs related to the non-U.S. credit card loan portfolio sold during the second quarter of 2017.

Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for impaired credit card and other consumer loans. Based on historical experience, the Corporation estimates that 13 percent of new U.S. credit card TDRs and 21 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification. Loans that entered into payment default during the three and six months ended June 30, 2018 that had been modified in a TDR during the preceding 12 months were $8 million and $16 million for U.S. credit card and $2 million and $5 million for direct/indirect consumer. During the three and six months ended June 30, 2017, loans that entered into payment default that had been modified in a TDR during the preceding 12 months were $5 million and $12 million for U.S. credit card and $1 million and $2 million for direct/indirect consumer.
Commercial Loans
Impaired commercial loans include nonperforming loans and TDRs (both performing and nonperforming). For more information on impaired commercial loans, see Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
At June 30, 2018 and December 31, 2017, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were $317 million and $205 million.
Commercial foreclosed properties totaled $21 million and $52 million at June 30, 2018 and December 31, 2017.

83 Bank of America

The table below provides information on impaired loans in the Commercial loan portfolio segment including the unpaid principal balance, carrying value and related allowance at June 30, 2018 and December 31, 2017, and the average carrying value and interest income recognized for the three and six months ended June 30, 2018 and 2017. Certain impaired commercial loans do not have a related allowance because the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Commercial

			Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
(Dollars in millions)			June 30, 2018			December 31, 2017
With no recorded allowance
U.S. commercial			$599	$596	$—	$576	$571	$—
Non-U.S. commercial			8	8	—	14	11	—
Commercial real estate			112	104	—	83	80	—
Commercial lease financing			3	3	—	—	—	—
With an allowance recorded
U.S. commercial			$1,529	$1,246	$140	$1,393	$1,109	$98
Non-U.S. commercial			426	395	41	528	507	58
Commercial real estate			100	20	3	133	41	4
Commercial lease financing			45	44	—	20	18	3
U.S. small business commercial (1)			86	73	28	84	70	27
Total
U.S. commercial			$2,128	$1,842	$140	$1,969	$1,680	$98
Non-U.S. commercial			434	403	41	542	518	58
Commercial real estate			212	124	3	216	121	4
Commercial lease financing			48	47	—	20	18	3
U.S. small business commercial (1)			86	73	28	84	70	27

	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
	Three Months Ended June 30				Six Months Ended June 30
	2018		2017		2018		2017
With no recorded allowance
U.S. commercial	$684	$4	$857	$3	$678	$8	$870	$6
Non-U.S. commercial	61	—	43	—	61	2	75	—
Commercial real estate	81	1	48	—	75	1	54	—
Commercial lease financing	7	—	—	—	6	—	—	—
With an allowance recorded
U.S. commercial	$1,221	$10	$1,264	$7	$1,163	$21	$1,376	$16
Non-U.S. commercial	386	4	482	3	416	6	469	6
Commercial real estate	8	—	106	1	22	—	91	2
Commercial lease financing	25	—	4	—	18	—	4	—
U.S. small business commercial (1)	73	—	77	—	74	—	75	—
Total
U.S. commercial	$1,905	$14	$2,121	$10	$1,841	$29	$2,246	$22
Non-U.S. commercial	447	4	525	3	477	8	544	6
Commercial real estate	89	1	154	1	97	1	145	2
Commercial lease financing	32	—	4	—	24	—	4	—
U.S. small business commercial (1)	73	—	77	—	74	—	75	—

(1)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

Bank of America 84

The table below presents the June 30, 2018 and 2017 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during the three and six months ended June 30, 2018 and 2017. The table below includes loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Commercial – TDRs Entered into During the Three and Six Months Ended June 30, 2018 and 2017

	Unpaid Principal Balance	Carrying Value	Unpaid Principal Balance	Carrying Value
(Dollars in millions)	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
U.S. commercial	$743	$733	$1,040	$962
Non-U.S. commercial	8	8	257	247
Commercial real estate	5	5	5	5
Commercial lease financing	45	45	45	45
U.S. small business commercial (1)	3	3	5	5
Total (2)	$804	$794	$1,352	$1,264

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
U.S. commercial	$405	$393	$687	$648
Commercial real estate	44	37	59	46
U.S. small business commercial (1)	7	7	9	10
Total (2)	$456	$437	$755	$704

(1)	U.S. small business commercial TDRs are comprised of renegotiated small business card loans.

(2)	Net charge-offs were $9 million and $26 million for the three and six months ended June 30, 2018 compared to $21 million and $62 million for the same periods in 2017.
A commercial TDR is generally deemed to be in payment default when the loan is 90 days or more past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral when measuring the allowance for loan and lease losses. TDRs that were in payment default had a carrying value of $178 million and $78 million for

U.S. commercial, $17 million and $32 million for commercial real estate and $2 million and $0 for commercial lease financing at June 30, 2018 and 2017.
Purchased Credit-impaired Loans
The table below shows activity for the accretable yield on PCI loans. The reclassifications from nonaccretable difference during the three and six months ended June 30, 2018 were primarily due to an increase in the expected principal and interest cash flows due to lower default estimates and the rising interest rate environment.

Rollforward of Accretable Yield

(Dollars in millions)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Accretable yield, beginning of period	$2,730	$2,789
Accretion	(124)	(254)
Disposals/transfers	(105)	(212)
Reclassifications from nonaccretable difference	57	235
Accretable yield, June 30, 2018	$2,558	$2,558
During the three and six months ended June 30, 2018, the Corporation sold PCI loans with a carrying value of $51 million and $160 million. During the three and six months ended June 30, 2017, the Corporation sold PCI loans with a carrying value of $204 million. For more information on PCI loans, see Note 1 – Summary of Significant Accounting Principles and Note 4 – Outstanding Loans and Leases to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K, and for the carrying value and valuation allowance for PCI loans, see Note 6 – Allowance for Credit Losses herein.

Loans Held-for-sale
The Corporation had LHFS of $6.5 billion and $11.4 billion at June 30, 2018 and December 31, 2017. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $17.3 billion and $21.1 billion for the six months ended June 30, 2018 and 2017. Cash used for originations and purchases of LHFS totaled $11.7 billion and $18.1 billion for the six months ended June 30, 2018 and 2017.

85 Bank of America

NOTE 6 Allowance for Credit Losses
The table below summarizes the changes in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2018 and 2017.

	Consumer Real Estate (1)	Credit Card and Other Consumer	Commercial	Total Allowance
(Dollars in millions)	Three Months Ended June 30, 2018
Allowance for loan and lease losses, April 1	$1,530	$3,720	$5,010	$10,260
Loans and leases charged off	(137)	(1,033)	(208)	(1,378)
Recoveries of loans and leases previously charged off	130	210	42	382
Net charge-offs	(7)	(823)	(166)	(996)
Write-offs of PCI loans (2)	(36)	—	—	(36)
Provision for loan and lease losses (3)	(121)	878	65	822
Other (4)	—	(1)	1	—
Allowance for loan and lease losses, June 30	1,366	3,774	4,910	10,050
Reserve for unfunded lending commitments, April 1	—	—	782	782
Provision for unfunded lending commitments	—	—	5	5
Reserve for unfunded lending commitments, June 30	—	—	787	787
Allowance for credit losses, June 30	$1,366	$3,774	$5,697	$10,837

	Three Months Ended June 30, 2017
Allowance for loan and lease losses, April 1	$2,565	$3,329	$5,218	$11,112
Loans and leases charged off	(198)	(954)	(198)	(1,350)
Recoveries of loans and leases previously charged off	167	234	41	442
Net charge-offs	(31)	(720)	(157)	(908)
Write-offs of PCI loans (2)	(55)	—	—	(55)
Provision for loan and lease losses (3)	(170)	776	120	726
Other (4)	—	1	(1)	—
Allowance for loan and lease losses, June 30	2,309	3,386	5,180	10,875
Reserve for unfunded lending commitments, April 1 and June 30	—	—	757	757
Allowance for credit losses, June 30	$2,309	$3,386	$5,937	$11,632

	Six Months Ended June 30, 2018
Allowance for loan and lease losses, January 1	$1,720	$3,663	$5,010	$10,393
Loans and leases charged off	(311)	(2,039)	(324)	(2,674)
Recoveries of loans and leases previously charged off	277	413	77	767
Net charge-offs	(34)	(1,626)	(247)	(1,907)
Write-offs of PCI loans (2)	(71)	—	—	(71)
Provision for loan and lease losses (3)	(249)	1,754	146	1,651
Other (4)	—	(17)	1	(16)
Allowance for loan and lease losses, June 30	1,366	3,774	4,910	10,050
Reserve for unfunded lending commitments, January 1	—	—	777	777
Provision for unfunded lending commitments	—	—	10	10
Reserve for unfunded lending commitments, June 30	—	—	787	787
Allowance for credit losses, June 30	$1,366	$3,774	$5,697	$10,837

	Six Months Ended June 30, 2017
Allowance for loan and lease losses, January 1	$2,750	$3,229	$5,258	$11,237
Loans and leases charged off	(402)	(1,900)	(358)	(2,660)
Recoveries of loans and leases previously charged off	290	434	94	818
Net charge-offs	(112)	(1,466)	(264)	(1,842)
Write-offs of PCI loans (2)	(88)	—	—	(88)
Provision for loan and lease losses (3)	(241)	1,619	188	1,566
Other (4)	—	4	(2)	2
Allowance for loan and lease losses, June 30	2,309	3,386	5,180	10,875
Reserve for unfunded lending commitments, January 1	—	—	762	762
Provision for unfunded lending commitments	—	—	(5)	(5)
Reserve for unfunded lending commitments, June 30	—	—	757	757
Allowance for credit losses, June 30	$2,309	$3,386	$5,937	$11,632

(1)	Includes valuation allowance associated with the PCI loan portfolio.

(2)
Includes write-offs associated with the sale of PCI loans of $1 million and $17 million during the three and six months ended June 30, 2018 compared to $35 million for both of the same periods in 2017.

(3)
Includes provision benefit associated with the PCI loan portfolio of $14 million and $25 million during the three and six months ended June 30, 2018 compared to provision benefit of $24 million and provision expense of $44 million for the same periods in 2017.

(4)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, foreign currency translation adjustments, transfers to held for sale and certain other reclassifications.

Bank of America 86

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at June 30, 2018 and December 31, 2017.

Allowance and Carrying Value by Portfolio Segment

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	June 30, 2018
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses	$327	$143	$212	$682
Carrying value (2)	10,470	517	2,489	13,476
Allowance as a percentage of carrying value	3.12%	27.66%	8.52%	5.06%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$848	$3,631	$4,698	$9,177
Carrying value (2, 3)	241,096	187,061	478,379	906,536
Allowance as a percentage of carrying value (3)	0.35%	1.94%	0.98%	1.01%
Purchased credit-impaired loans
Valuation allowance	$191	n/a	n/a	$191
Carrying value gross of valuation allowance	9,585	n/a	n/a	9,585
Valuation allowance as a percentage of carrying value	1.99%	n/a	n/a	1.99%
Total
Allowance for loan and lease losses	$1,366	$3,774	$4,910	$10,050
Carrying value (2, 3)	261,151	187,578	480,868	929,597
Allowance as a percentage of carrying value (3)	0.52%	2.01%	1.02%	1.08%

	December 31, 2017
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses	$348	$125	$190	$663
Carrying value (2)	12,554	490	2,407	15,451
Allowance as a percentage of carrying value	2.77%	25.51%	7.89%	4.29%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$1,083	$3,538	$4,820	$9,441
Carrying value (2, 3)	238,284	192,303	474,284	904,871
Allowance as a percentage of carrying value (3)	0.45%	1.84%	1.02%	1.04%
Purchased credit-impaired loans
Valuation allowance	$289	n/a	n/a	$289
Carrying value gross of valuation allowance	10,717	n/a	n/a	10,717
Valuation allowance as a percentage of carrying value	2.70%	n/a	n/a	2.70%
Total
Allowance for loan and lease losses	$1,720	$3,663	$5,010	$10,393
Carrying value (2, 3)	261,555	192,793	476,691	931,039
Allowance as a percentage of carrying value (3)	0.66%	1.90%	1.05%	1.12%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Amounts are presented gross of the allowance for loan and lease losses.

(3)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $6.2 billion and $5.7 billion at June 30, 2018 and December 31, 2017.
n/a = not applicable

87 Bank of America

NOTE 7 Securitizations and Other Variable Interest Entities
The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The tables in this Note present the assets, liabilities and maximum loss exposure of consolidated and unconsolidated VIEs at June 30, 2018 and December 31, 2017 where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. For additional information on the Corporation’s use of VIEs and related maximum loss exposure, see Note 1 – Summary of Significant Accounting Principles and Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
The Corporation invests in ABS issued by third-party VIEs with which it has no other form of involvement and enters into certain commercial lending arrangements that may also incorporate the use of VIEs, for example to hold collateral. These securities and loans are included in Note 4 – Securities or Note 5 – Outstanding Loans and Leases. In addition, the Corporation has used VIEs such as trust preferred securities trusts in connection with its funding activities. On June 6, 2018, the Corporation redeemed trust preferred securities with a total carrying value of $3.1 billion resulting in the extinguishment of the related junior subordinated notes issued by the Corporation. In connection therewith, the Corporation recorded a charge to other income of $729 million primarily due to the difference between the carrying and redemption values of the trust preferred securities, the majority of which relates to the discount on the junior subordinated notes assumed in prior acquisitions. For more information on trust preferred securities, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K. These VIEs, which are generally not consolidated by the Corporation, as applicable, are not included in the tables herein.
Except as described below, the Corporation did not provide financial support to consolidated or unconsolidated VIEs during the six months ended June 30, 2018 or the year ended December 31, 2017 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $271 million and $442 million at June 30, 2018 and December 31, 2017.
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
The table below summarizes select information related to first-lien mortgage securitizations for the three and six months ended June 30, 2018 and 2017.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency				Commercial Mortgage
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Cash proceeds from new securitizations (1)	$1,379	$3,302	$3,065	$7,958	$1,672	$1,097	$2,184	$1,706
Gains on securitizations (2)	23	61	41	100	21	35	39	53
Repurchases from securitization trusts (3)	357	602	858	1,474	—	—	—	—

(1)
The Corporation transfers residential mortgage loans to securitizations sponsored by the GSEs or Government National Mortgage Association (GNMA) in the normal course of business and receives RMBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $21 million and $45 million, net of hedges, during the three and six months ended June 30, 2018, compared to $42 million and $132 million for the same periods in 2017, are not included in the table above.

(3)
The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.

In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $164 million and $302 million in connection with first-lien mortgage securitizations for the three and six months ended June 30, 2018, compared to $288 million and $563 million for the same periods in 2017. The receipt of these securities represents non-cash operating and investing activities and, accordingly, is not reflected in the Consolidated Statement of Cash Flows. Substantially all of these securities were initially classified as Level 2 assets within the fair value hierarchy. During the three and six months ended June 30, 2018 and 2017, there were no changes to the initial classification.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $249.5 billion and $304.9 billion at June 30, 2018 and 2017. Servicing fee and ancillary fee income on serviced loans was $181 million and $378 million during the three and six months ended June 30, 2018, compared to $233 million and $478 million for the same periods in 2017. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $3.8 billion and $4.5 billion at June 30, 2018 and December 31, 2017. For more information on MSRs, see Note 14 – Fair Value Measurements.
During the three and six months ended June 30, 2018 and 2017, there were no deconsolidations of agency residential mortgage securitizations.

Bank of America 88

The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at June 30, 2018 and December 31, 2017.

First-lien Mortgage VIEs
	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	June 30 2018	December 31 2017	June 30 2018	December 31 2017	June 30 2018	December 31 2017	June 30 2018	December 31 2017	June 30 2018	December 31 2017
Unconsolidated VIEs
Maximum loss exposure (1)	$17,336	$19,110	$655	$689	$2,483	$2,643	$399	$403	$615	$585
On-balance sheet assets
Senior securities:
Trading account assets	$636	$716	$50	$6	$36	$10	$62	$50	$58	$108
Debt securities carried at fair value	13,075	15,036	420	477	2,021	2,221	335	351	—	—
Held-to-maturity securities	3,625	3,348	—	—	—	—	—	—	362	274
All other assets (2)	—	10	5	5	60	38	2	2	80	88
Total retained positions	$17,336	$19,110	$475	$488	$2,117	$2,269	$399	$403	$500	$470
Principal balance outstanding (3)	$208,265	$232,761	$10,083	$10,549	$9,436	$10,254	$25,640	$28,129	$26,487	$26,504

Consolidated VIEs
Maximum loss exposure (1)	$13,342	$14,502	$653	$571	$—	$—	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$269	$232	$837	$571	$—	$—	$—	$—	$—	$—
Loans and leases, net	12,867	14,030	—	—	—	—	—	—	—	—
All other assets	207	240	—	—	—	—	—	—	—	—
Total assets	$13,343	$14,502	$837	$571	$—	$—	$—	$—	$—	$—
Total liabilities	$3	$3	$184	$—	$—	$—	$—	$—	$—	$—

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

(2)
Not included in the table above are all other assets of $61 million and $148 million, representing the unpaid principal balance of mortgage loans eligible for repurchase from unconsolidated residential mortgage securitization VIEs, principally guaranteed by GNMA, and all other liabilities of $61 million and $148 million, representing the principal amount that would be payable to the securitization VIEs if the Corporation was to exercise the repurchase option, at June 30, 2018 and December 31, 2017.

(3)	Principal balance outstanding includes loans where the Corporation was the transferor to securitization VIEs with which it has continuing involvement, which may include servicing the loans.
Other Asset-backed Securitizations
The table below summarizes select information related to home equity loan, credit card and other asset-backed VIEs in which the Corporation held a variable interest at June 30, 2018 and December 31, 2017.

Home Equity Loan, Credit Card and Other Asset-backed VIEs

	Home Equity Loan (1)		Credit Card (2, 3)		Resecuritization Trusts		Municipal Bond Trusts
(Dollars in millions)	June 30 2018	December 31 2017	June 30 2018	December 31 2017	June 30 2018	December 31 2017	June 30 2018	December 31 2017
Unconsolidated VIEs
Maximum loss exposure	$1,238	$1,522	$—	$—	$8,025	$8,204	$1,726	$1,631
On-balance sheet assets
Senior securities (4):
Trading account assets	$—	$—	$—	$—	$1,297	$869	$—	$33
Debt securities carried at fair value	31	36	—	—	1,471	1,661	—	—
Held-to-maturity securities	—	—	—	—	5,257	5,644	—	—
All other assets (4)	—	—	—	—	—	30	—	—
Total retained positions	$31	$36	$—	$—	$8,025	$8,204	$—	$33
Total assets of VIEs (5)	$2,085	$2,432	$—	$—	$19,975	$19,281	$2,378	$2,287

Consolidated VIEs
Maximum loss exposure	$97	$112	$20,518	$24,337	$264	$628	$1,480	$1,453
On-balance sheet assets
Trading account assets	$—	$—	$—	$—	$622	$1,557	$1,492	$1,452
Loans and leases	154	177	30,433	32,554	—	—	—	—
Allowance for loan and lease losses	(7)	(9)	(944)	(988)	—	—	—	—
All other assets	5	6	128	1,385	—	—	1	1
Total assets	$152	$174	$29,617	$32,951	$622	$1,557	$1,493	$1,453
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—	$396	$312
Long-term debt	65	76	9,071	8,598	358	929	12	—
All other liabilities	—	—	28	16	—	—	—	—
Total liabilities	$65	$76	$9,099	$8,614	$358	$929	$408	$312

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

(2)	At June 30, 2018 and December 31, 2017, loans and leases in the consolidated credit card trust included $13.0 billion and $15.6 billion of seller’s interest.

(3)	At June 30, 2018 and December 31, 2017, all other assets in the consolidated credit card trust included restricted cash, certain short-term investments, and unbilled accrued interest and fees.

(4)
All other assets includes subordinate securities. The retained senior and subordinate securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).

(5)	Total assets of VIEs includes loans the Corporation transferred with which it has continuing involvement, which may include servicing the loan.

89 Bank of America

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
There were no deconsolidations of HELOC trusts during the six months ended June 30, 2018 and 2017.
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
During the six months ended June 30, 2018 and 2017, new senior debt securities issued to third-party investors from the credit card securitization trust were $2.8 billion and $2.0 billion.
At June 30, 2018 and December 31, 2017, the Corporation held subordinate securities issued by the credit card securitization trust with a notional principal amount of $7.5 billion and $7.4 billion. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. There were $448 million and $323 million of these subordinate securities issued during the six months ended June 30, 2018 and 2017.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $6.8 billion and $13.6 billion of securities during the three and six months ended June 30, 2018 compared to $7.3 billion and $15.1 billion for the same periods in 2017. Securities transferred into resecuritization VIEs during the three and six months ended June 30, 2018 and 2017 were measured at fair value with changes in fair value recorded in trading account profits prior to the resecuritization and no gain or loss on sale was recorded. Resecuritization proceeds included securities with an initial fair value of $910 million and $2.2 billion during the three and six months ended June 30, 2018 compared to $1.1 billion and $1.8 billion for the same periods in 2017. Substantially all of the other securities received as resecuritization proceeds were classified as trading securities and were categorized as Level 2 within the fair value hierarchy.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $1.7 billion and $1.6 billion at June 30, 2018 and December 31, 2017. The weighted-average remaining life of bonds held in the trusts at June 30, 2018 was 6.1 years. There were no material write-downs or downgrades of assets or issuers during the six months ended June 30, 2018 and 2017.
Other Variable Interest Entities
The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at June 30, 2018 and December 31, 2017.

Other VIEs

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
(Dollars in millions)	June 30, 2018			December 31, 2017
Maximum loss exposure	$4,369	$21,209	$25,578	$4,660	$19,785	$24,445
On-balance sheet assets
Trading account assets	$2,472	$656	$3,128	$2,709	$346	$3,055
Debt securities carried at fair value	—	61	61	—	160	160
Loans and leases	2,024	4,667	6,691	2,152	3,596	5,748
Allowance for loan and lease losses	(3)	(29)	(32)	(3)	(32)	(35)
Loans held-for-sale	3	388	391	27	940	967
All other assets	55	15,018	15,073	62	14,276	14,338
Total	$4,551	$20,761	$25,312	$4,947	$19,286	$24,233
On-balance sheet liabilities
Long-term debt	$174	$—	$174	$270	$—	$270
All other liabilities	9	3,982	3,991	18	3,417	3,435
Total	$183	$3,982	$4,165	$288	$3,417	$3,705
Total assets of VIEs	$4,551	$86,070	$90,621	$4,947	$69,746	$74,693

Bank of America 90

Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs, and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $2.2 billion and $2.3 billion at June 30, 2018 and December 31, 2017, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.
Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $444 million and $358 million at June 30, 2018 and December 31, 2017.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At June 30, 2018 and December 31, 2017, the Corporation’s consolidated investment VIEs had total assets of $243 million and $249 million. The Corporation also held investments in unconsolidated VIEs with total assets of $33.8 billion and $20.3 billion at June 30, 2018 and December 31, 2017. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $6.0 billion and $5.7 billion at June 30, 2018 and December 31, 2017 comprised primarily of on-balance sheet assets less non-recourse liabilities.

Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $1.9 billion and $2.0 billion at June 30, 2018 and December 31, 2017. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
Tax Credit VIEs
The Corporation holds investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, wind and solar projects. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. The Corporation earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure included in the Other VIEs table was $14.6 billion and $13.8 billion at June 30, 2018 and December 31, 2017. The Corporation’s risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment.
The Corporation’s investments in affordable housing partnerships, which are reported in other assets on the Consolidated Balance Sheet, totaled $8.4 billion and $8.0 billion, including unfunded commitments to provide capital contributions of $3.6 billion and $3.1 billion at June 30, 2018 and December 31, 2017. The unfunded commitments are expected to be paid over the next five years. The Corporation recognized tax credits and other tax benefits from investments in affordable housing partnerships of $237 million and $485 million, and reported pretax losses in other noninterest income of $217 million and $425 million for the three and six months ended June 30, 2018. For the same period in 2017, the Corporation recognized tax credits and other tax benefits of $281 million and $532 million, and pretax losses of $207 million and $403 million. Tax credits are recognized as part of the Corporation’s annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent. The Corporation may from time to time be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant.

91 Bank of America

NOTE 8 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by reporting unit and All Other at June 30, 2018 and December 31, 2017. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill

(Dollars in millions)	June 30 2018	December 31 2017
Deposits	$18,414	$18,414
Consumer Lending	11,709	11,709
Consumer Banking	30,123	30,123
U.S. Trust	2,917	2,917
Merrill Lynch Global Wealth Management	6,760	6,760
Global Wealth & Investment Management	9,677	9,677
Global Commercial Banking	16,146	16,146
Global Corporate and Investment Banking	6,231	6,231
Business Banking	1,546	1,546
Global Banking	23,923	23,923
Global Markets	5,182	5,182
All Other	46	46
Total goodwill	$68,951	$68,951
For the goodwill impairment test as of June 30, 2018, the Corporation used qualitative assessments. For additional information, see Note 1 – Summary of Significant Accounting Principles. The Corporation completed its annual goodwill impairment test as of June 30, 2018 for all applicable reporting units. Based on the results of the annual goodwill impairment test, the Corporation determined there was no impairment.
Intangible Assets
The table below presents the gross and net carrying values and accumulated amortization for intangible assets at June 30, 2018 and December 31, 2017.

Intangible Assets (1, 2)

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(Dollars in millions)	June 30, 2018			December 31, 2017
Purchased credit card and affinity relationships	$5,919	$5,682	$237	$5,919	$5,604	$315
Core deposit and other intangibles (3)	3,835	2,181	1,654	3,835	2,140	1,695
Customer relationships	3,886	3,735	151	3,886	3,584	302
Total intangible assets	$13,640	$11,598	$2,042	$13,640	$11,328	$2,312

(1)	Excludes fully amortized intangible assets.

(2)	At June 30, 2018 and December 31, 2017, none of the intangible assets were impaired.

(3)	Includes $1.6 billion at both June 30, 2018 and December 31, 2017 of intangible assets associated with trade names that have an indefinite life and, accordingly, are not amortized.
Amortization of intangibles expense was $135 million and $269 million for the three and six months ended June 30, 2018 compared to $160 million and $322 million for the same periods in 2017. The Corporation estimates aggregate amortization expense will be $268 million for the remainder of 2018, $105 million for 2019, $53 million for 2020 and none for the years thereafter.

Bank of America 92

NOTE 9 Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash
The table below presents federal funds sold or purchased, securities financing agreements (which include securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase) and short-term borrowings. The Corporation elects to account for certain securities financing agreements and short-term borrowings under the fair value option. For more information on the election of the fair value option, see Note 15 – Fair Value Option.

	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2018		2017		2018		2017
Federal funds sold and securities borrowed or purchased under agreements to resell
Average during period	$251,880	1.13%	$226,700	0.77%	$250,110	1.07%	$221,579	0.72%
Maximum month-end balance during period	264,923	n/a	237,064	n/a	264,923	n/a	237,064	n/a
Federal funds purchased and securities loaned or sold under agreements to repurchase
Average during period	$194,298	1.85%	$208,760	1.21%	$194,953	1.63%	$200,265	1.08%
Maximum month-end balance during period	199,419	n/a	218,017	n/a	199,419	n/a	218,017	n/a
Short-term borrowings
Average during period	40,542	5.61	42,881	2.65	43,422	4.75	41,468	2.39
Maximum month-end balance during period	44,382	n/a	46,202	n/a	52,480	n/a	46,202	n/a
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
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at June 30, 2018 and December 31, 2017. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives.

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	June 30, 2018
Securities borrowed or purchased under agreements to resell (3)	$353,551	$(127,065)	$226,486	$(186,805)	$39,681
Securities loaned or sold under agreements to repurchase	$304,968	$(127,065)	$177,903	$(147,798)	$30,105
Other (4)	21,063	—	21,063	(21,063)	—
Total	$326,031	$(127,065)	$198,966	$(168,861)	$30,105

	December 31, 2017
Securities borrowed or purchased under agreements to resell (3)	$348,472	$(135,725)	$212,747	$(165,720)	$47,027
Securities loaned or sold under agreements to repurchase	$312,582	$(135,725)	$176,857	$(146,205)	$30,652
Other (4)	22,711	—	22,711	(22,711)	—
Total	$335,293	$(135,725)	$199,568	$(168,916)	$30,652

(1)	Includes activity where uncertainty exists as to the enforceability of certain master netting agreements under bankruptcy laws in some countries or industries.

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

(3)	Excludes repurchase activity of $11.5 billion and $10.2 billion reported in loans and leases on the Consolidated Balance Sheet at June 30, 2018 and December 31, 2017.

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

93 Bank of America

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

Remaining Contractual Maturity

	June 30, 2018
(Dollars in millions)	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
Securities sold under agreements to repurchase	$125,778	$81,805	$32,591	$44,612	$284,786
Securities loaned	12,671	236	2,353	4,922	20,182
Other	21,063	—	—	—	21,063
Total	$159,512	$82,041	$34,944	$49,534	$326,031

	December 31, 2017
Securities sold under agreements to repurchase	$125,956	$79,913	$46,091	$38,935	$290,895
Securities loaned	9,853	5,658	2,043	4,133	21,687
Other	22,711	—	—	—	22,711
Total	$158,520	$85,571	$48,134	$43,068	$335,293

(1)	No agreements have maturities greater than three years.

Class of Collateral Pledged

	June 30, 2018
(Dollars in millions)	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
U.S. government and agency securities	$153,756	$—	$—	$153,756
Corporate securities, trading loans and other	13,093	2,246	348	15,687
Equity securities	19,408	14,288	20,663	54,359
Non-U.S. sovereign debt	94,054	3,648	52	97,754
Mortgage trading loans and ABS	4,475	—	—	4,475
Total	$284,786	$20,182	$21,063	$326,031

	December 31, 2017
U.S. government and agency securities	$158,299	$—	$409	$158,708
Corporate securities, trading loans and other	12,787	2,669	624	16,080
Equity securities	23,975	13,523	21,628	59,126
Non-U.S. sovereign debt	90,857	5,495	50	96,402
Mortgage trading loans and ABS	4,977	—	—	4,977
Total	$290,895	$21,687	$22,711	$335,293
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
Restricted Cash
At both June 30, 2018 and December 31, 2017, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $18.8 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with the Federal Reserve and non-U.S. central banks to meet reserve requirements.

Bank of America 94

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
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.7 billion and $11.0 billion at June 30, 2018 and December 31, 2017. At June 30, 2018, the carrying value of these commitments, excluding commitments accounted for under the fair value option, was $803 million, including deferred revenue of $16 million and a reserve for unfunded lending commitments of $787 million. At December 31, 2017, the comparable amounts were $793 million, $16 million and $777 million, respectively. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The following table also includes the notional amount of commitments of $3.4 billion and $4.8 billion at June 30, 2018 and December 31, 2017 that are accounted for under the fair value option. However, the following table excludes cumulative net fair value of $114 million and $120 million at June 30, 2018 and December 31, 2017 on these commitments, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	June 30, 2018
Notional amount of credit extension commitments
Loan commitments	$85,580	$147,418	$151,105	$20,103	$404,206
Home equity lines of credit	3,862	3,048	2,717	33,805	43,432
Standby letters of credit and financial guarantees (1)	20,794	10,190	2,537	627	34,148
Letters of credit	1,378	164	168	50	1,760
Legally binding commitments	111,614	160,820	156,527	54,585	483,546
Credit card lines (2)	370,646	—	—	—	370,646
Total credit extension commitments	$482,260	$160,820	$156,527	$54,585	$854,192

	December 31, 2017
Notional amount of credit extension commitments
Loan commitments	$85,804	$140,942	$147,043	$21,342	$395,131
Home equity lines of credit	6,172	4,457	2,288	31,250	44,167
Standby letters of credit and financial guarantees (1)	19,976	11,261	3,420	1,144	35,801
Letters of credit	1,291	117	129	87	1,624
Legally binding commitments	113,243	156,777	152,880	53,823	476,723
Credit card lines (2)	362,030	—	—	—	362,030
Total credit extension commitments	$475,273	$156,777	$152,880	$53,823	$838,753

(1)
The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $26.3 billion and $7.4 billion at June 30, 2018, and $27.3 billion and $8.1 billion at December 31, 2017. Amounts in the table include consumer SBLCs of $401 million and $421 million at June 30, 2018 and December 31, 2017.

(2)	Includes business card unused lines of credit.
Other Commitments
At June 30, 2018 and December 31, 2017, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $455 million and $344 million, and commitments to purchase commercial loans of $473 million and $994 million, which upon settlement will be included in loans or LHFS.
At both June 30, 2018 and December 31, 2017, the Corporation had commitments to purchase commodities, primarily liquefied natural gas, of $1.5 billion, which upon settlement will be included in trading account assets.
At June 30, 2018 and December 31, 2017, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $76.4 billion and $56.8 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $45.8 billion and $34.3 billion. These commitments expire primarily within the next 18 months.
At both June 30, 2018 and December 31, 2017, the Corporation had a commitment to originate or purchase up to $3.0 billion of auto loans and leases from a strategic partner on a rolling 12-month basis. This commitment extends through November 2022 and can be terminated with 12 months prior notice. In addition, at December 31, 2017, the Corporation had a maximum commitment to purchase $345 million of retail automobile loans from certain auto loan originators, which was terminated in the first quarter of 2018.
The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $1.1 billion, $2.2 billion, $2.1 billion, $1.8 billion and $1.5 billion for the remainder of 2018 and the years through 2022, respectively, and $6.2 billion in the aggregate for all years thereafter.

95 Bank of America

Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At both June 30, 2018 and December 31, 2017, the notional amount of these guarantees totaled $10.4 billion, and the Corporation’s maximum exposure related to these guarantees totaled $1.6 billion at both period ends, with estimated maturity dates between 2033 and 2039.
Merchant Services
In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. If the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. For the three and six months ended June 30, 2018 , the sponsored entities processed and settled $226.1 billion and $426.8 billion of transactions and recorded losses of $9 million and $17 million. For the same periods in 2017, the sponsored entities processed and settled $204.6 billion and $391.4 billion of transactions and recorded losses of $8 million and $15 million. A significant portion of this activity was processed by a joint venture in which the Corporation holds a 49 percent ownership. The carrying value of the Corporation’s investment in the merchant services joint venture was $2.8 billion and $2.9 billion at June 30, 2018 and December 31, 2017, and is recorded in other assets on the Consolidated Balance Sheet and in All Other.
At June 30, 2018 and December 31, 2017, the maximum potential exposure for sponsored transactions totaled $346.8 billion and $346.4 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.
Representations and Warranties Obligations and Corporate Guarantees
For information on representations and warranties obligations and corporate guarantees and the related reserve and estimated range of possible loss, see Note 7 – Representations and Warranties Obligations and Corporate Guarantees to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
The reserve for representations and warranties and corporate guarantees was $2.1 billion and $1.9 billion at June 30, 2018 and December 31, 2017 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of probable incurred losses. It is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures.
Other Guarantees
The Corporation has entered into additional guarantee agreements and commitments, including sold risk participation swaps, liquidity facilities, lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $6.2 billion and $5.9 billion at June 30, 2018 and December 31, 2017. The estimated maturity dates of these obligations extend up to 2040. The Corporation has made no material payments under these guarantees.
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
Litigation and Regulatory Matters
The following supplements the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K and in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the prior commitments and contingencies disclosure).
In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to many pending and threatened legal, regulatory and governmental actions and proceedings. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Corporation generally cannot predict what the eventual outcome of pending or threatened matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each matter may be.
In accordance with applicable accounting guidance, the Corporation establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Excluding expenses of internal and external legal service providers, litigation-related expense of $86 million and $202 million was recognized for the three and six months ended June 30, 2018 compared to $192 million and $466 million for the same periods in 2017.
For a limited number of the matters disclosed in this Note, and in the prior commitments and contingencies disclosure, for which a loss, whether in excess of a related accrued liability or where there is no accrued liability, is reasonably possible in future periods, the Corporation is able to estimate a range of possible loss. In cases in which the Corporation possesses sufficient appropriate information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those matters where an estimate of the range of possible loss is reasonably possible, management currently estimates the aggregate range of possible loss is $0 to $1.2 billion in excess of the accrued liability, if any, related to those matters. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Therefore, this estimated range of possible loss represents what the Corporation believes to be an estimate of

Bank of America 96

possible loss only for certain matters meeting these criteria. It does not represent the Corporation’s maximum loss exposure.
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
Ambac Bond Insurance Litigation
Ambac I
On June 27, 2018, the New York Court of Appeals affirmed the May 16, 2017 decision of the First Department.
Interchange Litigation
In June 2018, Defendants reached an agreement in principle with the representatives of the putative Rule 23(b)(3) class, subject to final settlement documentation and court approval.
Mortgage Appraisal Litigation
On May 22, 2018, the U.S. Court of Appeals for the Ninth Circuit denied Defendants’ petition for permission to file an interlocutory appeal of the District Court's ruling granting class certification.
NOTE 11 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
July 26, 2018	September 7, 2018	September 28, 2018	$0.15
April 25, 2018	June 1, 2018	June 29, 2018	0.12
January 31, 2018	March 2, 2018	March 30, 2018	0.12

(1)	In 2018, and through July 30, 2018.
On June 28, 2018, following the Federal Reserve's non-objection to the Corporation's 2018 Comprehensive Capital Analysis and Review (CCAR) capital plan, the Board of Directors (the Board) authorized the repurchase of approximately $20.6 billion in common stock from July 1, 2018 through June 30, 2019, including approximately $600 million to offset the effect of equity-based compensation plans during the same period. The common stock repurchase authorization includes both common stock and warrants. As part of the capital plan, on July 26, 2018, the Board declared a quarterly common stock dividend of $0.15 per share.
During the three and six months ended June 30, 2018, in connection with the previous authorizations, the Corporation repurchased and retired 165 million and 318 million shares of common stock, which reduced shareholders’ equity by $5.0 billion and $9.8 billion, respectively.
The Corporation has warrants outstanding and exercisable to purchase 122 million shares of its common stock expiring on October 28, 2018, and warrants outstanding and exercisable to purchase 138 million shares of common stock expiring on January 16, 2019. These warrants were originally issued in connection with preferred stock issuances to the U.S. Department of the Treasury in 2009 and 2008, and are listed on the New York Stock Exchange. The exercise price of the warrants expiring on January 16, 2019 is subject to continued adjustment each time the quarterly cash dividend is in excess of $0.01 per common share to compensate the holders of the warrants for dilution resulting from an increased dividend. As a result of the Corporation’s second-quarter 2018 dividend of $0.12 per common share, the exercise price of the warrants expiring on January 16, 2019 was adjusted to $12.666 per share. The warrants expiring on October 28, 2018, which have an exercise price of $30.79 per share, also contain this anti-dilution provision except the adjustment is triggered only when the Corporation declares quarterly dividends at a level greater than $0.32 per common share.
During the six months ended June 30, 2018, in connection with employee stock plans, the Corporation issued 66 million shares and repurchased 25 million shares of its common stock to satisfy tax withholding obligations. At June 30, 2018, the Corporation had reserved 801 million unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.
Preferred Stock
During the three months ended March 31, 2018 and June 30, 2018, the Corporation declared $428 million and $318 million of cash dividends on preferred stock, or a total of $746 million for the six months ended June 30, 2018. On May 16, 2018, the Corporation issued 54,000 shares of 6.00% Fixed Rate Non-Cumulative Preferred Stock, Series GG for $1.35 billion. Dividends are paid quarterly commencing on August 16, 2018. The Series GG preferred stock has a liquidation preference of $25,000 per share and is subject to certain restrictions in the event that the Corporation fails to declare and pay full dividends. On July 24, 2018, the Corporation issued 34,160 shares of 5.875% Non-Cumulative Preferred Stock, Series HH for $854 million. Dividends are paid quarterly commencing on October 24, 2018. The Series HH preferred stock has a liquidation preference of $25,000 per share and is subject to certain restrictions in the event the Corporation fails to declare and pay full dividends. During the three months ended June 30, 2018, the Corporation partially redeemed Series K and D for $1.5 billion, and fully redeemed Series M for $1.3 billion. For more information on the Corporation's preferred stock, including liquidation preference, dividend requirements and redemption period, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

97 Bank of America

NOTE 12 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for the six months ended June 30, 2018 and 2017.

(Dollars in millions)	Debt and Equity Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2016	$(1,267)	$(767)	$(895)	$(3,480)	$(879)	$(7,288)
Net change	469	(69)	132	54	97	683
Balance, June 30, 2017	$(798)	$(836)	$(763)	$(3,426)	$(782)	$(6,605)

Balance, December 31, 2017	$(1,206)	$(1,060)	$(831)	$(3,192)	$(793)	$(7,082)
Accounting change related to certain tax effects (1)	(393)	(220)	(189)	(707)	239	(1,270)
Cumulative adjustment for hedge accounting change (2)	—	—	57	—	—	57
Net change	(4,994)	452	(367)	60	(189)	(5,038)
Balance, June 30, 2018	$(6,593)	$(828)	$(1,330)	$(3,839)	$(743)	$(13,333)
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for the six months ended June 30, 2018 and 2017.

Changes in OCI Components Pre- and After-tax

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
	Six Months Ended June 30
(Dollars in millions)	2018			2017
Debt and equity securities:
Net increase (decrease) in fair value	$(6,700)	$1,702	$(4,998)	$885	$(330)	$555
Net realized (gains) losses reclassified into earnings (3)	8	(4)	4	(140)	54	(86)
Net change	(6,692)	1,698	(4,994)	745	(276)	469
Debit valuation adjustments:
Net increase (decrease) in fair value	576	(138)	438	(111)	33	(78)
Net realized losses reclassified into earnings (3)	18	(4)	14	14	(5)	9
Net change	594	(142)	452	(97)	28	(69)
Derivatives:
Net increase (decrease) in fair value	(578)	169	(409)	61	(22)	39
Reclassifications into earnings:
Net interest income	83	(21)	62	220	(83)	137
Personnel expense	(27)	7	(20)	(71)	27	(44)
Net realized losses reclassified into earnings	56	(14)	42	149	(56)	93
Net change	(522)	155	(367)	210	(78)	132
Employee benefit plans:
Reclassifications into earnings:
Net actuarial losses and other	78	(18)	60	85	(31)	54
Net realized losses reclassified into earnings (4)	78	(18)	60	85	(31)	54
Net change	78	(18)	60	85	(31)	54
Foreign currency:
Net increase (decrease) in fair value	(50)	(138)	(188)	(332)	336	4
Net realized (gains) losses reclassified into earnings (3)	—	(1)	(1)	(612)	705	93
Net change	(50)	(139)	(189)	(944)	1,041	97
Total other comprehensive income (loss)	$(6,592)	$1,554	$(5,038)	$(1)	$684	$683

(1)
Effective January 1, 2018, the Corporation adopted the accounting standard on tax effects in accumulated OCI related to the Tax Act. Accordingly, certain tax effects were reclassified from accumulated OCI to retained earnings. For additional information, see Note 1 – Summary of Significant Accounting Principles.

(2)	Reflects the Corporation’s adoption of the hedge accounting standard. For additional information, see Note 1 – Summary of Significant Accounting Principles.

(3)	Reclassifications of pretax debt and equity securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.

(4)	Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.

Bank of America 98

NOTE 13 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for the three and six months ended June 30, 2018 and 2017 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share information)	2018	2017	2018	2017
Earnings per common share
Net income	$6,784	$5,106	$13,702	$10,443
Preferred stock dividends	(318)	(361)	(746)	(863)
Net income applicable to common shareholders	$6,466	$4,745	$12,956	$9,580
Average common shares issued and outstanding	10,181.7	10,013.5	10,251.7	10,056.1
Earnings per common share	$0.64	$0.47	$1.26	$0.95

Diluted earnings per common share
Net income applicable to common shareholders	$6,466	$4,745	$12,956	$9,580
Add preferred stock dividends due to assumed conversions (1)	—	75	—	150
Net income allocated to common shareholders	$6,466	$4,820	$12,956	$9,730
Average common shares issued and outstanding	10,181.7	10,013.5	10,251.7	10,056.1
Dilutive potential common shares (2)	127.7	821.3	138.2	820.6
Total diluted average common shares issued and outstanding	10,309.4	10,834.8	10,389.9	10,876.7
Diluted earnings per common share	$0.63	$0.44	$1.25	$0.89

(1)	Represents the Series T dividends under the “if-converted” method prior to conversion.

(2)	Includes incremental dilutive shares from restricted stock units, restricted stock and warrants.
The Corporation previously issued warrants to purchase 700 million shares of the Corporation’s common stock to the holders of the Series T 6% Non-cumulative preferred stock (Series T). In the third quarter of 2017, the Series T holders exercised the warrants and acquired the 700 million shares of the Corporation’s common stock. For both the three and six months ended June 30, 2017, the 700 million average dilutive potential common shares were included in the diluted share count under the “if-converted” method.
For both the three and six months ended June 30, 2018 and 2017, 62 million average dilutive potential common shares associated with the Series L preferred stock were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method. For the three and six months ended June 30, 2018, average options to purchase three million and six million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method compared to 18 million and 24 million for the same periods in 2017. For the three and six months ended June 30, 2018, average warrants to purchase 140 million and 141 million shares of common stock were included in the diluted EPS calculation under the treasury stock method compared to 150 million shares of common stock for both periods in 2017. For both the three and six months ended June 30, 2018 and 2017, average warrants to purchase 122 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method.
NOTE 14 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards and conducts a review of its fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are considered to be effective as of the beginning of the quarter in which they occur. During the six months ended June 30, 2018, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
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

99 Bank of America

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at June 30, 2018 and December 31, 2017, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

	June 30, 2018
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$59,763	$—	$—	$59,763
Trading account assets:
U.S. Treasury and agency securities (2)	32,923	747	—	—	33,670
Corporate securities, trading loans and other	—	29,280	1,638	—	30,918
Equity securities (3)	55,128	25,075	228	—	80,431
Non-U.S. sovereign debt	9,646	19,434	368	—	29,448
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed (2)	—	19,341	—	—	19,341
Mortgage trading loans, ABS and other MBS	—	8,089	1,523	—	9,612
Total trading account assets (4)	97,697	101,966	3,757	—	203,420
Derivative assets (3)	8,951	347,112	4,511	(315,364)	45,210
AFS debt securities:
U.S. Treasury and agency securities	51,173	1,561	—	—	52,734
Mortgage-backed securities:
Agency	—	157,000	—	—	157,000
Agency-collateralized mortgage obligations	—	6,035	—	—	6,035
Non-agency residential	—	2,081	453	—	2,534
Commercial	—	13,600	—	—	13,600
Non-U.S. securities	747	5,915	3	—	6,665
Other taxable securities	—	4,387	99	—	4,486
Tax-exempt securities	—	19,064	1	—	19,065
Total AFS debt securities	51,920	209,643	556	—	262,119
Other debt securities carried at fair value:
Mortgage-backed securities:
Non-agency residential	—	2,248	287	—	2,535
Non-U.S. securities	9,097	1,303	—	—	10,400
Other taxable securities	—	202	—	—	202
Total other debt securities carried at fair value	9,097	3,753	287	—	13,137
Loans and leases	—	5,734	493	—	6,227
Loans held-for-sale	—	2,268	577	—	2,845
Other assets (5)	16,861	1,838	3,184	—	21,883
Total assets	$184,526	$732,077	$13,365	$(315,364)	$614,604
Liabilities
Interest-bearing deposits in U.S. offices	$—	$513	$—	$—	$513
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	32,724	—	—	32,724
Trading account liabilities:
U.S. Treasury and agency securities	13,783	508	—	—	14,291
Equity securities (3)	37,221	3,966	—	—	41,187
Non-U.S. sovereign debt	12,943	10,754	—	—	23,697
Corporate securities and other	—	7,818	35	—	7,853
Total trading account liabilities	63,947	23,046	35	—	87,028
Derivative liabilities (3)	8,058	329,685	6,099	(310,237)	33,605
Short-term borrowings	—	3,396	—	—	3,396
Accrued expenses and other liabilities	19,159	2,019	—	—	21,178
Long-term debt	—	27,152	1,225	—	28,377
Total liabilities	$91,164	$418,535	$7,359	$(310,237)	$206,821

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $20.0 billion of GSE obligations.

(3)
During the six months ended June 30, 2018, for trading account assets and liabilities, $6.2 billion of equity securities assets and $2.7 billion of equity securities liabilities were transferred from Level 1 to Level 2 and $5.3 billion of equity securities assets and $2.4 billion of equity securities liabilities were transferred from Level 2 to Level 1 based on the liquidity of the positions. In addition, $967 million of derivative assets and $413 million of derivative liabilities were transferred from Level 1 to Level 2 and $1.5 billion of derivative assets and $1.0 billion of derivative liabilities were transferred from Level 2 to Level 1 based on the observability of inputs used to measure fair value. For further disaggregation of derivative assets and liabilities, see Note 3 – Derivatives.

(4)
Includes securities with a fair value of $13.1 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet.

(5)	Includes MSRs of $2.2 billion.

Bank of America 100

	December 31, 2017
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$52,906	$—	$—	$52,906
Trading account assets:
U.S. Treasury and agency securities (2, 3)	38,720	1,922	—	—	40,642
Corporate securities, trading loans and other	—	28,714	1,864	—	30,578
Equity securities (3)	60,747	23,958	235	—	84,940
Non-U.S. sovereign debt (3)	6,545	15,839	556	—	22,940
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed (2)	—	20,586	—	—	20,586
Mortgage trading loans, ABS and other MBS	—	8,174	1,498	—	9,672
Total trading account assets (4)	106,012	99,193	4,153	—	209,358
Derivative assets (3)	6,305	341,178	4,067	(313,788)	37,762
AFS debt securities:
U.S. Treasury and agency securities	51,915	1,608	—	—	53,523
Mortgage-backed securities:
Agency	—	192,929	—	—	192,929
Agency-collateralized mortgage obligations	—	6,804	—	—	6,804
Non-agency residential	—	2,669	—	—	2,669
Commercial	—	13,684	—	—	13,684
Non-U.S. securities	772	5,880	25	—	6,677
Other taxable securities	—	5,261	509	—	5,770
Tax-exempt securities	—	20,106	469	—	20,575
Total AFS debt securities	52,687	248,941	1,003	—	302,631
Other debt securities carried at fair value:
Mortgage-backed securities:
Agency-collateralized mortgage obligations	—	5	—	—	5
Non-agency residential	—	2,764	—	—	2,764
Non-U.S. securities	8,191	1,297	—	—	9,488
Other taxable securities	—	229	—	—	229
Total other debt securities carried at fair value	8,191	4,295	—	—	12,486
Loans and leases	—	5,139	571	—	5,710
Loans held-for-sale	—	1,466	690	—	2,156
Other assets (5)	19,367	789	2,425	—	22,581
Total assets	$192,562	$753,907	$12,909	$(313,788)	$645,590
Liabilities
Interest-bearing deposits in U.S. offices	$—	$449	$—	$—	$449
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	36,182	—	—	36,182
Trading account liabilities:
U.S. Treasury and agency securities	17,266	734	—	—	18,000
Equity securities (3)	33,019	3,885	—	—	36,904
Non-U.S. sovereign debt (3)	11,976	7,382	—	—	19,358
Corporate securities and other	—	6,901	24	—	6,925
Total trading account liabilities	62,261	18,902	24	—	81,187
Derivative liabilities (3)	6,029	334,261	5,781	(311,771)	34,300
Short-term borrowings	—	1,494	—	—	1,494
Accrued expenses and other liabilities	21,887	945	8	—	22,840
Long-term debt	—	29,923	1,863	—	31,786
Total liabilities	$90,177	$422,156	$7,676	$(311,771)	$208,238

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $21.3 billion of GSE obligations.

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

101 Bank of America

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2018 and 2017, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements for the Three Months Ended June 30, 2018 (1)

	Balance April 1 2018	Total Realized/Unrealized Gains (Losses) (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30 2018	Change in Unrealized Gains (Losses) Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Trading account assets:
Corporate securities, trading loans and other	$1,716	$(37)	$(1)	$81	$(75)	$—	$(74)	$145	$(117)	$1,638	$(67)
Equity securities	212	1	—	2	(4)	—	(4)	29	(8)	228	(3)
Non-U.S. sovereign debt	401	13	(44)	7	—	—	—	8	(17)	368	13
Mortgage trading loans, ABS and other MBS	1,372	42	—	192	(256)	—	(38)	256	(45)	1,523	32
Total trading account assets	3,701	19	(45)	282	(335)	—	(116)	438	(187)	3,757	(25)
Net derivative assets (4)	(1,138)	(239)	—	195	(591)	—	175	(4)	14	(1,588)	(251)
AFS debt securities:
Non-agency residential MBS	—	8	(14)	—	—	—	—	459	—	453	—
Non-U.S. securities	23	—	(1)	—	(10)	—	(12)	3	—	3	—
Other taxable securities	43	1	(2)	—	—	—	(3)	60	—	99	—
Tax-exempt securities	—	—	—	—	—	—	—	1	—	1	—
Total AFS debt securities	66	9	(17)	—	(10)	—	(15)	523	—	556	—
Other debt securities carried at fair value – Non-agency residential MBS	—	(4)	—	—	(7)	—	—	298	—	287	5
Loans and leases (5, 6)	526	(4)	—	—	(5)	—	(24)	—	—	493	(4)
Loans held-for-sale (5)	685	(12)	(27)	—	—	—	(37)	—	(32)	577	(16)
Other assets (6, 7)	3,295	76	—	2	(8)	23	(169)	—	(35)	3,184	8
Trading account liabilities – Corporate securities and other	(26)	1	—	—	(9)	(1)	—	—	—	(35)	1
Accrued expenses and other liabilities (5)	(8)	—	—	—	—	—	8	—	—	—	—
Long-term debt (5)	(1,351)	63	2	4	—	(53)	151	(114)	73	(1,225)	66

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)
Includes gains (losses) reported in earnings in the following income statement line items: Trading account assets/liabilities - predominantly trading account profits; Net derivative assets - primarily trading account profits and other income; Loans held-for-sale - other income; Other assets - primarily other income related to MSRs; Long-term debt - trading account profits. For MSRs, the amounts reflect the changes in modeled MSR fair value due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve, and periodic adjustments to the valuation model to reflect changes in the modeled relationships between inputs and projected cash flows, as well as changes in cash flow assumptions including cost to service.

(3)
Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

(4)	Net derivative assets include derivative assets of $4.5 billion and derivative liabilities of $6.1 billion.

(5)	Amounts represent instruments that are accounted for under the fair value option.

(6)	Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.

(7)	Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.
Transfers into Level 3, primarily due to decreased price observability, during the three months ended June 30, 2018 included $438 million of trading account assets, $523 million of AFS debt securities, $298 million of other debt securities carried at fair value and $114 million of long-term debt. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.
Transfers out of Level 3, primarily due to increased price observability, during the three months ended June 30, 2018 included $187 million of trading account assets.

Bank of America 102

Level 3 – Fair Value Measurements for the Three Months Ended June 30, 2017 (1)

	Balance April 1 2017	Total Realized/Unrealized Gains (Losses) (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30 2017	Change in Unrealized Gains (Losses) Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Trading account assets:
Corporate securities, trading loans and other	$2,029	$64	$—	$119	$(120)	$—	$(108)	$143	$(350)	$1,777	$30
Equity securities	288	3	—	22	(47)	—	—	30	(67)	229	—
Non-U.S. sovereign debt	527	12	(16)	26	(50)	—	(62)	69	—	506	12
Mortgage trading loans, ABS and other MBS	1,215	78	(1)	258	(314)	—	(69)	76	(11)	1,232	53
Total trading account assets	4,059	157	(17)	425	(531)	—	(239)	318	(428)	3,744	95
Net derivative assets (4)	(1,665)	(372)	—	208	(229)	—	274	—	(19)	(1,803)	(368)
AFS debt securities:
Non-U.S. securities	207	1	9	22	—	—	(100)	—	—	139	—
Other taxable securities	579	—	1	5	—	—	(8)	—	(94)	483	—
Tax-exempt securities	520	—	(2)	—	—	—	—	—	—	518	—
Total AFS debt securities	1,306	1	8	27	—	—	(108)	—	(94)	1,140	—
Other debt securities carried at fair value – Non-agency residential MBS	24	—	—	—	—	—	(1)	—	—	23	—
Loans and leases (5, 6)	702	6	—	—	—	—	(34)	—	(7)	667	6
Loans held-for-sale (5)	792	42	(9)	2	(19)	—	(128)	100	(14)	766	26
Other assets (6, 7)	2,841	2	12	2	1	63	(190)	64	—	2,795	(71)
Federal funds purchased and securities loaned or sold under agreements to repurchase (5)	(226)	(6)	—	—	—	(10)	8	(58)	157	(135)	(6)
Trading account liabilities – Corporate securities and other	(35)	10	—	4	—	(1)	—	—	—	(22)	(1)
Accrued expenses and other liabilities (5)	(9)	—	—	—	—	—	—	—	—	(9)	—
Long-term debt (5)	(1,660)	10	(18)	7	—	(20)	124	(108)	19	(1,646)	10

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)
Includes gains (losses) reported in earnings in the following income statement line items: Trading account assets/liabilities - predominantly trading account profits; Net derivative assets - primarily trading account profits and other income; Loans held-for-sale - other income; Other assets - primarily other income related to MSRs; Long-term debt - trading account profits. For MSRs, the amounts reflect the changes in modeled MSR fair value due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve, and periodic adjustments to the valuation model to reflect changes in the modeled relationships between inputs and projected cash flows, as well as changes in cash flow assumptions including cost to service.

(3)
Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

(4)	Net derivative assets include derivative assets of $4.0 billion and derivative liabilities of $5.8 billion.

(5)	Amounts represent instruments that are accounted for under the fair value option.

(6)	Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.

(7)	Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.
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

103 Bank of America

Level 3 – Fair Value Measurements for the Six Months Ended June 30, 2018 (1)

(Dollars in millions)	Balance January 1 2018	Total Realized/Unrealized Gains (Losses) (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30 2018	Change in Unrealized Gains (Losses) Related to Financial Instruments Still Held (2)
				Purchases	Sales	Issuances	Settlements
Trading account assets:
Corporate securities, trading loans and other	$1,864	$(28)	$(1)	$274	$(211)	$—	$(213)	$248	$(295)	$1,638	$(76)
Equity securities	235	9	—	8	(11)	—	(4)	30	(39)	228	9
Non-U.S. sovereign debt	556	29	(42)	7	(50)	—	(8)	8	(132)	368	28
Mortgage trading loans, ABS and other MBS	1,498	141	3	317	(576)	—	(107)	350	(103)	1,523	81
Total trading account assets	4,153	151	(40)	606	(848)	—	(332)	636	(569)	3,757	42
Net derivative assets (4)	(1,714)	256	—	348	(853)	—	377	67	(69)	(1,588)	325
AFS debt securities:
Non-agency residential MBS	—	8	(14)	—	—	—	—	459	—	453	—
Non-U.S. securities	25	—	(1)	—	(10)	—	(14)	3	—	3	—
Other taxable securities	509	2	(2)	—	—	—	(10)	60	(460)	99	—
Tax-exempt securities	469	—	—	—	—	—	—	1	(469)	1	—
Total AFS debt securities (5)	1,003	10	(17)	—	(10)	—	(24)	523	(929)	556	—
Other debt securities carried at fair value – Non-agency residential MBS	—	(4)	—	—	(7)	—	—	298	—	287	5
Loans and leases (6, 7)	571	(20)	—	—	(9)	—	(49)	—	—	493	(19)
Loans held-for-sale (6)	690	12	(27)	12	—	—	(78)	—	(32)	577	5
Other assets (5, 7, 8)	2,425	268	—	2	(46)	52	(411)	929	(35)	3,184	145
Trading account liabilities – Corporate securities and other	(24)	2	—	—	(11)	(2)	—	—	—	(35)	1
Accrued expenses and other liabilities (6)	(8)	—	—	—	—	—	8	—	—	—	—
Long-term debt (6)	(1,863)	86	3	9	—	(120)	323	(147)	484	(1,225)	51

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)
Includes gains (losses) reported in earnings in the following income statement line items: Trading account assets/liabilities - predominantly trading account profits; Net derivative assets - primarily trading account profits and other income; Loans held-for-sale - other income; Other assets - primarily other income related to MSRs; Long-term debt - primarily trading account profits. For MSRs, the amounts reflect the changes in modeled MSR fair value due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve, and periodic adjustments to the valuation model to reflect changes in the modeled relationships between inputs and projected cash flows, as well as changes in cash flow assumptions including cost to service.

(3)
Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

(4)	Net derivative assets include derivative assets of $4.5 billion and derivative liabilities of $6.1 billion.

(5)	Transfer relates to the reclassification of certain securities.

(6)	Amounts represent instruments that are accounted for under the fair value option.

(7)	Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.

(8)	Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.
Transfers into Level 3, primarily due to decreased price observability, during the six months ended June 30, 2018 included $636 million of trading account assets, $523 million of AFS debt securities, $298 million of other debt securities carried at fair value and $147 million of long-term debt. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.
Transfers out of Level 3, primarily due to increased price observability, during the six months ended June 30, 2018 included $569 million of trading account assets and $484 million of long-term debt.

Bank of America 104

Level 3 – Fair Value Measurements for the Six Months Ended June 30, 2017 (1)

	Balance January 1 2017	Total Realized/Unrealized Gains (Losses) (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30 2017	Change in Unrealized Gains (Losses) Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Trading account assets:
Corporate securities, trading loans and other	$2,777	$148	$—	$318	$(600)	$—	$(235)	$218	$(849)	$1,777	$57
Equity securities	281	15	—	42	(64)	—	(10)	102	(137)	229	(1)
Non-U.S. sovereign debt	510	31	(6)	26	(59)	—	(68)	72	—	506	27
Mortgage trading loans, ABS and other MBS	1,211	185	(1)	597	(689)	—	(123)	104	(52)	1,232	117
Total trading account assets	4,779	379	(7)	983	(1,412)	—	(436)	496	(1,038)	3,744	200
Net derivative assets (4)	(1,313)	(846)	—	408	(476)	—	444	29	(49)	(1,803)	(773)
AFS debt securities:
Non-U.S. securities	229	1	12	42	—	—	(145)	—	—	139	—
Other taxable securities	594	3	5	5	—	—	(30)	—	(94)	483	—
Tax-exempt securities	542	—	—	—	(56)	—	(3)	35	—	518	—
Total AFS debt securities	1,365	4	17	47	(56)	—	(178)	35	(94)	1,140	—
Other debt securities carried at fair value – Non-agency residential MBS	25	(1)	—	—	—	—	(1)	—	—	23	—
Loans and leases (5, 6)	720	18	—	—	—	—	(64)	—	(7)	667	16
Loans held-for-sale (5)	656	71	(3)	2	(155)	—	(188)	415	(32)	766	71
Other assets (6, 7)	2,986	(31)	12	2	6	138	(382)	64	—	2,795	(194)
Federal funds purchased and securities loaned or sold under agreements to repurchase (5)	(359)	(5)	—	—	—	(12)	36	(58)	263	(135)	(3)
Trading account liabilities – Corporate securities and other	(27)	12	—	4	(10)	(1)	—	—	—	(22)	(1)
Accrued expenses and other liabilities (5)	(9)	—	—	—	—	—	—	—	—	(9)	—
Long-term debt (5)	(1,514)	(73)	(11)	18	—	(150)	283	(286)	87	(1,646)	(38)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)
Includes gains (losses) reported in earnings in the following income statement line items: Trading account assets/liabilities - predominantly trading account profits; Net derivative assets - primarily trading account profits and other income; Loans held-for-sale - other income; Other assets - primarily other income related to MSRs; Long-term debt - primarily trading account profits. For MSRs, the amounts reflect the changes in modeled MSR fair value due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve, and periodic adjustments to the valuation model to reflect changes in the modeled relationships between inputs and projected cash flows, as well as changes in cash flow assumptions including cost to service.

(3)
Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. For additional information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

(4)	Net derivative assets include derivative assets of $4.0 billion and derivative liabilities of $5.8 billion.

(5)	Amounts represent instruments that are accounted for under the fair value option.

(6)	Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.

(7)	Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.
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

105 Bank of America

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at June 30, 2018 and December 31, 2017.

Quantitative Information about Level 3 Fair Value Measurements at June 30, 2018

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$1,656	Discounted cash flow, Market comparables	Yield	0% to 25%	7%
Trading account assets – Mortgage trading loans, ABS and other MBS	320		Prepayment speed	0% to 20% CPR	11%
Loans and leases	492		Default rate	0% to 3% CDR	1%
Loans held-for-sale	1		Loss severity	0% to 52%	17%
AFS debt securities, primarily non-agency residential	556		Price	$0 to $198	$71
Other debt securities carried at fair value - Non-agency residential	287
Instruments backed by commercial real estate assets	$355	Discounted cash flow	Yield	0% to 25%	14%
Trading account assets – Corporate securities, trading loans and other	257		Price	$0 to $101	$77
Trading account assets – Mortgage trading loans, ABS and other MBS	98
Commercial loans, debt securities and other	$3,431	Discounted cash flow, Market comparables	Yield	1% to 36%	12%
Trading account assets – Corporate securities, trading loans and other	1,381		Prepayment speed	10% to 20%	14%
Trading account assets – Non-U.S. sovereign debt	368		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, ABS and other MBS	1,105		Loss severity	35% to 40%	38%
Loans and leases	1		Price	$0 to $141	$67
Loans held-for-sale	576
Other assets, primarily auction rate securities	$955	Discounted cash flow, Market comparables	Price	$10 to $100	$96

MSRs	$2,229	Discounted cash flow	Weighted-average life, fixed rate (4)	0 to 14 years	6 years
			Weighted-average life, variable rate (4)	0 to 10 years	3 years
			Option-adjusted spread, fixed rate	9% to 14%	10%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(1,225)	Discounted cash flow, Market comparables, Industry standard derivative pricing (2)	Equity correlation	11% to 100%	62%
			Long-dated equity volatilities	4% to 75%	24%
			Yield	13% to 36%	16%
			Price	$0 to $100	$74
Net derivative assets
Credit derivatives	$(528)	Discounted cash flow, Stochastic recovery correlation model	Yield	2% to 12%	4%
			Upfront points	0 points to 100 points	70 points
			Credit correlation	70%	n/a
			Prepayment speed	15% to 20% CPR	15%
			Default rate	1% to 4% CDR	2%
			Loss severity	35%	n/a
			Price	$0 to $101	$72
Equity derivatives	$(1,651)	Industry standard derivative pricing (2)	Equity correlation	11% to 100%	62%
			Long-dated equity volatilities	4% to 75%	24%
Commodity derivatives	$(13)	Discounted cash flow, Industry standard derivative pricing (2)	Natural gas forward price	$1/MMBtu to $7/MMBtu	$3/MMBtu
			Correlation	62% to 93%	81%
			Volatilities	11% to 465%	122%
Interest rate derivatives	$604	Industry standard derivative pricing (3)	Correlation (IR/IR)	15% to 70%	47%
			Correlation (FX/IR)	0% to 46%	1%
			Long-dated inflation rates	-18% to 34%	2%
			Long-dated inflation volatilities	0% to 1%	1%
Total net derivative assets	$(1,588)

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 100: Trading account assets – Corporate securities, trading loans and other of $1.6 billion, Trading account assets – Non-U.S. sovereign debt of $368 million, Trading account assets – Mortgage trading loans, ABS and other MBS of $1.5 billion, AFS debt securities of $556 million, Other debt securities carried at fair value - Non-agency residential of $287 million, Other assets of $955 million, Loans and leases of $493 million and LHFS of $577 million.

(2)	Includes models such as Monte Carlo simulation and Black-Scholes.

(3)	Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.

(4)	The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable

Bank of America 106

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2017

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
Loans and Securities (1)
Instruments backed by residential real estate assets	$871	Discounted cash flow	Yield	0% to 25%	6%
Trading account assets – Mortgage trading loans, ABS and other MBS	298		Prepayment speed	0% to 22% CPR	12%
Loans and leases	570		Default rate	0% to 3% CDR	1%
Loans held-for-sale	3		Loss severity	0% to 53%	17%
Instruments backed by commercial real estate assets	$286	Discounted cash flow	Yield	0% to 25%	9%
Trading account assets – Corporate securities, trading loans and other	244		Price	$0 to $100	$67
Trading account assets – Mortgage trading loans, ABS and other MBS	42
Commercial loans, debt securities and other	$4,023	Discounted cash flow, Market comparables	Yield	0% to 12%	5%
Trading account assets – Corporate securities, trading loans and other	1,613		Prepayment speed	10% to 20%	16%
Trading account assets – Non-U.S. sovereign debt	556		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, ABS and other MBS	1,158		Loss severity	35% to 40%	37%
AFS debt securities – Other taxable securities	8		Price	$0 to $145	$63
Loans and leases	1
Loans held-for-sale	687
Auction rate securities	$977	Discounted cash flow, Market comparables	Price	$10 to $100	$94
Trading account assets – Corporate securities, trading loans and other	7
AFS debt securities – Other taxable securities	501
AFS debt securities – Tax-exempt securities	469
MSRs	$2,302	Discounted cash flow	Weighted-average life, fixed rate (4)	0 to 14 years	5 years
			Weighted-average life, variable rate (4)	0 to 10 years	3 years
			Option-adjusted spread, fixed rate	9% to 14%	10%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(1,863)	Discounted cash flow, Market comparables, Industry standard derivative pricing (2)	Equity correlation	15% to 100%	63%
			Long-dated equity volatilities	4% to 84%	22%
			Yield	7.5%	n/a
			Price	$0 to $100	$66
Net derivative assets
Credit derivatives	$(282)	Discounted cash flow, Stochastic recovery correlation model	Yield	1% to 5%	3%
			Upfront points	0 points to 100 points	71 points
			Credit correlation	35% to 83%	42%
			Prepayment speed	15% to 20% CPR	16%
			Default rate	1% to 4% CDR	2%
			Loss severity	35%	n/a
			Price	$0 to $102	$82
Equity derivatives	$(2,059)	Industry standard derivative pricing (2)	Equity correlation	15% to 100%	63%
			Long-dated equity volatilities	4% to 84%	22%
Commodity derivatives	$(3)	Discounted cash flow, Industry standard derivative pricing (2)	Natural gas forward price	$1/MMBtu to $5/MMBtu	$3/MMBtu
			Correlation	71% to 87%	81%
			Volatilities	26% to 132%	57%
Interest rate derivatives	$630	Industry standard derivative pricing (3)	Correlation (IR/IR)	15% to 92%	50%
			Correlation (FX/IR)	0% to 46%	1%
			Long-dated inflation rates	-14% to 38%	4%
			Long-dated inflation volatilities	0% to 1%	1%
Total net derivative assets	$(1,714)

(1)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 101: Trading account assets – Corporate securities, trading loans and other of $1.9 billion, Trading account assets – Non-U.S. sovereign debt of $556 million, Trading account assets – Mortgage trading loans, ABS and other MBS of $1.5 billion, AFS debt securities – Other taxable securities of $509 million, AFS debt securities – Tax-exempt securities of $469 million, Loans and leases of $571 million and LHFS of $690 million.

(2)	Includes models such as Monte Carlo simulation and Black-Scholes.

(3)	Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.

(4)	The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable
Sensitivity of Fair Value Measurements to Changes in Unobservable Inputs
For more information on the types of instruments, valuation approaches and the impact of changes in unobservable inputs used in Level 3 measurements, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

107 Bank of America

Mortgage Servicing Rights
The weighted-average lives and fair value of MSRs are sensitive to changes in modeled assumptions. The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions. The weighted-average life represents the average period of time that the MSRs’ cash flows are expected to be received. Absent other changes, an increase (decrease) to the weighted-average life would generally result in an increase (decrease) in the fair value of the MSRs. For example, a 10 percent or 20 percent decrease in prepayment rates, which impacts the weighted-average life, could result in an increase in fair value of $67 million or $139 million, while a 10 percent or 20 percent increase in prepayment rates could result in a decrease in fair value of $62 million or $120 million. A 100 bp or 200 bp decrease in option-adjusted spread (OAS) levels could result in an increase in fair value of $68 million or $142 million, while a 100 bp or 200 bp increase in OAS levels could result in a decrease in fair value of $64 million or $124 million. These sensitivities are hypothetical and actual amounts may vary materially. For more information on variations in assumptions and sensitivities on MSRs, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value, but only in certain situations (e.g., impairment) and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three and six months ended June 30, 2018 and 2017.

Assets Measured at Fair Value on a Nonrecurring Basis

	June 30, 2018		Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$179	$1	$—	$(2)
Loans and leases (1)	—	420	(80)	(156)
Foreclosed properties (2, 3)	15	77	(25)	(32)
Other assets	243	5	(31)	(35)

	June 30, 2017		Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Assets
Loans held-for-sale	$64	$—	$—	$—
Loans and leases (1)	—	609	(105)	(201)
Foreclosed properties (2, 3)	—	83	(26)	(35)
Other assets	309	—	(55)	(137)

(1)
Includes $31 million and $64 million of losses on loans that were written down to a collateral value of zero during the three and six months ended June 30, 2018, compared to losses of $43 million and $78 million for the same periods in 2017.

(2)
Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.

(3)	Excludes $573 million and $1.0 billion of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at June 30, 2018 and 2017.
The table below presents information about significant unobservable inputs related to the Corporation’s nonrecurring Level 3 financial assets and liabilities at June 30, 2018 and December 31, 2017. Loans and leases backed by residential real estate assets represent residential mortgages where the loan has been written down to the fair value of the underlying collateral.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average
(Dollars in millions)	June 30, 2018
Loans and leases backed by residential real estate assets	$420	Market comparables	OREO discount	13% to 59%	25%
			Costs to sell	8% to 26%	9%

	December 31, 2017
Loans and leases backed by residential real estate assets	$894	Market comparables	OREO discount	15% to 58%	23%
			Costs to sell	5% to 49%	7%
NOTE 15 Fair Value Option
The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.

The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at June 30, 2018 and December 31, 2017, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and six months ended June 30, 2018 and 2017.

Bank of America 108

Fair Value Option Elections

	June 30, 2018			December 31, 2017
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$59,763	$59,666	$97	$52,906	$52,907	$(1)
Loans reported as trading account assets (1)	5,816	12,876	(7,060)	5,735	11,804	(6,069)
Trading inventory – other	13,983	n/a	n/a	12,027	n/a	n/a
Consumer and commercial loans	6,227	6,270	(43)	5,710	5,744	(34)
Loans held-for-sale	2,845	4,190	(1,345)	2,156	3,717	(1,561)
Other assets	3	n/a	n/a	3	n/a	n/a
Long-term deposits	513	483	30	449	421	28
Federal funds purchased and securities loaned or sold under agreements to repurchase	32,724	32,735	(11)	36,182	36,187	(5)
Short-term borrowings	3,396	3,396	—	1,494	1,494	—
Unfunded loan commitments	114	n/a	n/a	120	n/a	n/a
Long-term debt (2)	28,377	29,057	(680)	31,786	31,512	274

(1)
A significant portion of the loans reported as trading account assets are distressed loans that trade and were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.

(2)	Includes structured liabilities with a fair value of $28.0 billion and $31.4 billion, and contractual principal outstanding of $28.7 billion and $31.1 billion at June 30, 2018 and December 31, 2017.
n/a = not applicable

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option

	Trading Account Profits	Other Income	Total	Trading Account Profits	Other Income	Total
	Three Months Ended June 30
(Dollars in millions)	2018			2017
Loans reported as trading account assets	$(32)	$—	$(32)	$47	$—	$47
Trading inventory – other (1)	1,361	—	1,361	522	—	522
Consumer and commercial loans	19	(11)	8	4	20	24
Loans held-for-sale (2)	—	(1)	(1)	(1)	76	75
Long-term debt (3, 4)	535	(15)	520	107	(34)	73
Other (5)	6	15	21	5	(1)	4
Total	$1,889	$(12)	$1,877	$684	$61	$745

	Six Months Ended June 30
	2018			2017
Loans reported as trading account assets	$71	$—	$71	$197	$—	$197
Trading inventory – other (1)	1,956	—	1,956	1,673	—	1,673
Consumer and commercial loans	125	(32)	93	9	39	48
Loans held-for-sale (2)	1	2	3	—	170	170
Long-term debt (3, 4)	1,354	(56)	1,298	(55)	(71)	(126)
Other (5)	13	23	36	(53)	42	(11)
Total	$3,520	$(63)	$3,457	$1,771	$180	$1,951

(1)	The gains in trading account profits are primarily offset by losses on trading liabilities that hedge these assets.

(2)	Includes the value of IRLCs on funded loans, including those sold during the period.

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

Gains (Losses) Related to Borrower-specific Credit Risk for Assets Accounted for Under the Fair Value Option

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017
Loans reported as trading account assets	$(2)	$7	$11	$20
Consumer and commercial loans	(10)	22	(27)	41
Loans held-for-sale	4	(1)	1	(1)
NOTE 16 Fair Value of Financial Instruments
The following disclosures include financial instruments that are not carried at fair value or only a portion of the ending balance at June 30, 2018 and December 31, 2017 is carried at fair value on the Consolidated Balance Sheet. Certain loans, deposits, long-term debt

109 Bank of America

and loan commitments are accounted for under the fair value option. For additional information, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K.
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at June 30, 2018 and December 31, 2017 are presented in the following table.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	June 30, 2018
Financial assets
Loans	$901,569	$61,161	$845,632	$906,793
Loans held-for-sale	6,511	5,121	1,446	6,567
Financial liabilities
Deposits (1)	1,309,691	1,309,332	—	1,309,332
Long-term debt	226,595	230,268	1,225	231,493
Commercial unfunded lending commitments (2)	901	114	4,668	4,782

	December 31, 2017
Financial assets
Loans	$904,399	$68,586	$849,576	$918,162
Loans held-for-sale	11,430	10,521	909	11,430
Financial liabilities
Deposits (1)	1,309,545	1,309,398	—	1,309,398
Long-term debt	227,402	235,126	1,863	236,989
Commercial unfunded lending commitments (2)	897	120	3,908	4,028

(1)	Includes demand deposits of $515.6 billion and $519.6 billion with no stated maturities at June 30, 2018 and December 31, 2017.

(2)	The carrying value is included in accrued expenses and other liabilities on the Consolidated Balance Sheet. For more information on commitments, see Note 10 – Commitments and Contingencies.
NOTE 17 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, GWIM, Global Banking and Global Markets, with the remaining operations recorded in All Other. For additional information, see Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K. The following tables present net income (loss) and the components thereto (with net interest income on an FTE basis) for the three and six months

Bank of America 110

ended June 30, 2018 and 2017 and total assets at June 30, 2018 and 2017 for each business segment, as well as All Other, including a reconciliation of the four business segments’ total revenue, net of interest expense, on an FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet.

Results of Business Segments and All Other

At and for the three months ended June 30	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2018	2017	2018	2017	2018	2017
Net interest income (FTE basis)	$11,804	$11,223	$6,620	$5,961	$1,543	$1,597
Noninterest income	10,959	11,843	2,591	2,548	3,166	3,098
Total revenue, net of interest expense (FTE basis)	22,763	23,066	9,211	8,509	4,709	4,695
Provision for credit losses	827	726	944	834	12	11
Noninterest expense	13,284	13,982	4,397	4,411	3,399	3,392
Income before income taxes (FTE basis)	8,652	8,358	3,870	3,264	1,298	1,292
Income tax expense (FTE basis)	1,868	3,252	987	1,233	330	488
Net income	$6,784	$5,106	$2,883	$2,031	$968	$804
Period-end total assets	$2,291,670	$2,254,714	$768,187	$735,176	$270,913	$274,746

	Global Banking		Global Markets		All Other
	2018	2017	2018	2017	2018	2017
Net interest income (FTE basis)	$2,711	$2,541	$801	$864	$129	$260
Noninterest income (loss)	2,211	2,498	3,420	3,083	(429)	616
Total revenue, net of interest expense (FTE basis)	4,922	5,039	4,221	3,947	(300)	876
Provision for credit losses	(23)	15	(1)	25	(105)	(159)
Noninterest expense	2,154	2,154	2,715	2,650	619	1,375
Income (loss) before income taxes (FTE basis)	2,791	2,870	1,507	1,272	(814)	(340)
Income tax expense (benefit) (FTE basis)	727	1,084	391	442	(567)	5
Net income (loss)	$2,064	$1,786	$1,116	$830	$(247)	$(345)
Period-end total assets	$424,971	$410,580	$637,110	$633,188	$190,489	$201,024

(1)	There were no material intersegment revenues.

Results of Business Segments and All Other

At and for the six months ended June 30	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2018	2017	2018	2017	2018	2017
Net interest income (FTE basis)	$23,562	$22,478	$13,130	$11,741	$3,137	$3,157
Noninterest income	22,476	23,033	5,113	5,051	6,428	6,130
Total revenue, net of interest expense (FTE basis)	46,038	45,511	18,243	16,792	9,565	9,287
Provision for credit losses	1,661	1,561	1,879	1,672	50	34
Noninterest expense	27,181	28,075	8,877	8,820	6,827	6,721
Income before income taxes (FTE basis)	17,196	15,875	7,487	6,300	2,688	2,532
Income tax expense (FTE basis)	3,494	5,432	1,909	2,377	685	955
Net income	$13,702	$10,443	$5,578	$3,923	$2,003	$1,577
Period-end total assets	$2,291,670	$2,254,714	$768,187	$735,176	$270,913	$274,746

	Global Banking		Global Markets		All Other
	2018	2017	2018	2017	2018	2017
Net interest income (FTE basis)	$5,351	$5,143	$1,671	$1,913	$273	$524
Noninterest income (loss)	4,505	4,851	7,336	6,741	(906)	260
Total revenue, net of interest expense (FTE basis)	9,856	9,994	9,007	8,654	(633)	784
Provision for credit losses	(7)	32	(4)	8	(257)	(185)
Noninterest expense	4,349	4,317	5,533	5,406	1,595	2,811
Income (loss) before income taxes (FTE basis)	5,514	5,645	3,478	3,240	(1,971)	(1,842)
Income tax expense (benefit) (FTE basis)	1,434	2,130	904	1,113	(1,438)	(1,143)
Net income (loss)	$4,080	$3,515	$2,574	$2,127	$(533)	$(699)
Period-end total assets	$424,971	$410,580	$637,110	$633,188	$190,489	$201,024

(1)	There were no material intersegment revenues.

111 Bank of America

Business Segment Reconciliations

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017
Segments’ total revenue, net of interest expense (FTE basis)	$23,063	$22,190	$46,671	$44,727
Adjustments (1):
ALM activities	(271)	104	(155)	59
Liquidating businesses, eliminations and other	(29)	772	(478)	725
FTE basis adjustment	(154)	(237)	(304)	(434)
Consolidated revenue, net of interest expense	$22,609	$22,829	$45,734	$45,077
Segments’ total net income	7,031	5,451	14,235	11,142
Adjustments, net-of-taxes (1):
ALM activities	(328)	(86)	(382)	(265)
Liquidating businesses, eliminations and other	81	(259)	(151)	(434)
Consolidated net income	$6,784	$5,106	$13,702	$10,443

			June 30
			2018	2017
Segments’ total assets			$2,101,181	$2,053,690
Adjustments (1):
ALM activities, including securities portfolio			631,777	620,507
Other			80,901	98,178
Elimination of segment asset allocations to match liabilities			(522,189)	(517,661)
Consolidated total assets			$2,291,670	$2,254,714

(1)	Adjustments include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

Bank of America 112

The tables below present noninterest income and the components thereto for the three and six months ended June 30, 2018 and 2017 for each business segment, as well as All Other. For additional information, see Note 1 – Summary of Significant Accounting Principles and Note 2 – Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Three Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017	2018	2017
Card income
Interchange fees	$1,070	$983	$882	$800	$27	$24
Other card income	472	486	460	448	11	10
Total card income	1,542	1,469	1,342	1,248	38	34
Service charges
Deposit-related fees	1,680	1,696	1,072	1,061	17	19
Lending-related fees	274	281	—	—	—	—
Total service charges	1,954	1,977	1,072	1,061	17	19
Investment and brokerage services
Asset management fees	2,513	2,288	37	31	2,476	2,257
Brokerage fees	945	1,172	43	46	461	572
Total investment and brokerage services	3,458	3,460	80	77	2,937	2,829
Investment banking income
Underwriting income	719	709	—	—	73	95
Syndication fees	400	340	—	—	—	—
Financial advisory services	303	483	—	—	—	1
Total investment banking income	1,422	1,532	—	—	73	96
Trading account profits	2,315	1,956	2	1	27	33
Other income	268	1,449	95	161	74	87
Total noninterest income	$10,959	$11,843	$2,591	$2,548	$3,166	$3,098

	Global Banking		Global Markets		All Other (1)
	Three Months Ended June 30
	2018	2017	2018	2017	2018	2017
Card income
Interchange fees	$136	$131	$25	$24	$—	$4
Other card income	2	3	—	—	(1)	25
Total card income	138	134	25	24	(1)	29
Service charges
Deposit-related fees	540	571	45	40	6	5
Lending-related fees	229	238	45	43	—	—
Total service charges	769	809	90	83	6	5
Investment and brokerage services
Asset management fees	—	—	—	—	—	—
Brokerage fees	19	38	430	521	(8)	(5)
Total investment and brokerage services	19	38	430	521	(8)	(5)
Investment banking income
Underwriting income	99	143	592	554	(45)	(83)
Syndication fees	375	321	25	19	—	—
Financial advisory services	269	465	35	17	(1)	—
Total investment banking income	743	929	652	590	(46)	(83)
Trading account profits	63	54	2,184	1,743	39	125
Other income	479	534	39	122	(419)	545
Total noninterest income	$2,211	$2,498	$3,420	$3,083	$(429)	$616

(1)	All Other Includes eliminations of intercompany transactions.

113 Bank of America

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Six Months Ended June 30
(Dollars in millions)	2018	2017	2018	2017	2018	2017
Card income
Interchange fees	$2,041	$1,941	$1,686	$1,584	$38	$50
Other card income	958	977	935	889	21	20
Total card income	2,999	2,918	2,621	2,473	59	70
Service charges
Deposit-related fees	3,326	3,349	2,116	2,112	36	38
Lending-related fees	549	546	—	—	—	—
Total service charges	3,875	3,895	2,116	2,112	36	38
Investment and brokerage services
Asset management fees	5,077	4,488	73	64	5,004	4,424
Brokerage fees	2,045	2,389	89	95	973	1,196
Total investment and brokerage services	7,122	6,877	162	159	5,977	5,620
Investment banking income
Underwriting income	1,460	1,488	—	—	157	146
Syndication fees	716	740	—	—	—	—
Financial advisory services	599	888	—	—	—	1
Total investment banking income	2,775	3,116	—	—	157	147
Trading account profits	5,014	4,287	4	1	56	91
Other income	691	1,940	210	306	143	164
Total noninterest income	$22,476	$23,033	$5,113	$5,051	$6,428	$6,130

	Global Banking		Global Markets		All Other (1)
	Six Months Ended June 30
	2018	2017	2018	2017	2018	2017
Card income
Interchange fees	$270	$252	$47	$46	$—	$9
Other card income	3	7	—	—	(1)	61
Total card income	273	259	47	46	(1)	70
Service charges
Deposit-related fees	1,078	1,116	85	73	11	10
Lending-related fees	454	459	95	87	—	—
Total service charges	1,532	1,575	180	160	11	10
Investment and brokerage services
Asset management fees	—	—	—	—	—	—
Brokerage fees	44	54	918	1,052	21	(8)
Total investment and brokerage services	44	54	918	1,052	21	(8)
Investment banking income
Underwriting income	269	299	1,163	1,185	(129)	(142)
Syndication fees	673	700	43	40	—	—
Financial advisory services	545	856	55	30	(1)	1
Total investment banking income	1,487	1,855	1,261	1,255	(130)	(141)
Trading account profits	124	87	4,887	3,920	(57)	188
Other income	1,045	1,021	43	308	(750)	141
Total noninterest income	$4,505	$4,851	$7,336	$6,741	$(906)	$260

(1)	All Other Includes eliminations of intercompany transactions.

Bank of America 114

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

115 Bank of America

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
AUM	Assets under management
BANA	Bank of America, National Association
BHC	Bank holding company
bps	basis points
CCAR	Comprehensive Capital Analysis and Review
CDO	Collateralized debt obligation
CET1	Common equity tier 1
CLTV	Combined loan-to-value
CVA	Credit valuation adjustment
DVA	Debit valuation adjustment
EPS	Earnings per common share
FASB	Financial Accounting Standards Board
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Freddie Mac
FICC	Fixed-income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
FVA	Funding valuation adjustment
GAAP	Accounting principles generally accepted in the United States of America
GLS	Global Liquidity Sources
GNMA	Government National Mortgage Association
GSE	Government-sponsored enterprise
G-SIB	Global systemically important bank
GWIM	Global Wealth & Investment Management
HELOC	Home equity line of credit
HQLA	High Quality Liquid Assets
HTM	Held-to-maturity

IRLC	Interest rate lock commitment
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MLGWM	Merrill Lynch Global Wealth Management
MLI	Merrill Lynch International
MLPCC	Merrill Lynch Professional Clearing Corp
MLPF&S	Merrill Lynch, Pierce, Fenner & Smith Incorporated
MSA	Metropolitan Statistical Area
MSR	Mortgage servicing right
OAS	Option-adjusted spread
OCI	Other comprehensive income
OREO	Other real estate owned
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
PCA	Prompt Corrective Action
PCI	Purchased credit-impaired
RMBS	Residential mortgage-backed securities
SBLC	Standby letter of credit
SCCL	Single-counterparty credit limits
SEC	Securities and Exchange Commission
SLR	Supplementary leverage ratio
TDR	Troubled debt restructurings
TLAC	Total loss-absorbing capacity
TTF	Time-to-required funding
VaR	Value-at-Risk
VIE	Variable interest entity

Part II. Other Information
Bank of America Corporation and Subsidiaries
Item 1. Legal Proceedings
See Litigation and Regulatory Matters in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2017 Annual Report on Form 10-K and in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
Item 1A. Risk Factors
There are no material changes from the risk factors set forth under Part 1, Item 1A. Risk Factors of the Corporation’s 2017 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents share repurchase activity for the three months ended June 30, 2018. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Common Shares Repurchased (1)	Weighted-Average Per Share Price	Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority Amounts (2, 3)
April 1 - 30, 2018	40,510	$30.10	40,494	$3,983
May 1 - 31, 2018	78,753	30.16	78,749	1,608
June 1 - 30, 2018	46,382	29.56	46,381	236
Three months ended June 30, 2018	165,645	29.98

(1)
Includes shares of the Corporation’s common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.

(2)
On December 5, 2017, the Corporation announced that the Board approved the repurchase of an additional $5.0 billion of common stock through June 30, 2018. Amounts shown in this column include shares repurchased under this additional repurchase authority in addition to the previously announced repurchases associated with the 2017 CCAR capital plan. During the three months ended June 30, 2018, pursuant to the Board’s authorization, the Corporation repurchased approximately $5.0 billion of common stock, which included common stock to offset equity-based compensation awards. For additional information, see Capital Management -- CCAR and Capital Planning on page 22 and Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.

(3)	The remaining buyback authority amounts in this column expired on June 30, 2018.
The Corporation did not have any unregistered sales of securities during the three months ended June 30, 2018.

Bank of America 116

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
3(a)	Amended and Restated Certificate of Incorporation as in effect on the date hereof	1

3(b)	Amended and Restated Bylaws of the Corporation as in effect on the date hereof		8-K	3.1	3/20/15	1-6523

4(a)	Indenture dated as of June 27, 2018 between the registrant and the Bank of New York Mellon Trust Company, N.A.		S-3	4.3	6/27/18	1-6523

4(b)	Form of Global Senior Medium-Term Note, Series N		S-3	4.4	6/27/18	1-6523

4(c)	Form of Master Global Senior Medium-Term Note, Series N		S-3	4.5	6/27/18	1-6523

4(d)	Indenture dated as of June 27, 2018 between the registrant and the Bank of New York Mellon Trust Company, N.A.		S-3	4.6	6/27/18	1-6523

4(e)	Form of Global Subordinated Medium-Term Note, Series N Registrant and its subsidiaries have other long-term debt agreements, but these are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Copies of these agreements will be furnished to the Commission on request		S-3	4.7	6/27/18	1-6523

10	Amended and Restated Aircraft Time Sharing Agreement dated June 26, 2018 between Bank of America, N.A. and Brian T. Moynihan	1, 2

11	Earnings Per Share Computation – included in Note 13 – Earnings Per Common Share to the Consolidated Financial Statements	1

12	Ratio of Earnings to Fixed Charges Ratio of Earnings to Fixed Charges and Preferred Dividends	1

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

101.INS	XBRL Instance Document	1

101.SCH	XBRL Taxonomy Extension Schema Document	1

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	1

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	1
(1) Filed herewith.
(2) Exhibit is a management contract or a compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation Registrant

Date:	July 30, 2018	/s/ Rudolf A. Bless
Rudolf A. Bless Chief Accounting Officer

117 Bank of America