Form 10-K
period 2018-12-31
BANK OF AMERICA CORP /DE/
filed 2019-02-26
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[•]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to

Commission file number:
1-6523

Exact name of registrant as specified in its charter:
Bank of America Corporation

State or other jurisdiction of incorporation or organization:
Delaware
IRS Employer Identification No.:
56-0906609
Address of principal executive offices:
Bank of America Corporate Center
100 N. Tryon Street
Charlotte, North Carolina 28255
Registrant’s telephone number, including area code:
(704) 386-5681
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series E	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 6.625% Non-Cumulative Preferred Stock, Series W	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 6.500% Non-Cumulative Preferred Stock, Series Y	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 6.200% Non-Cumulative Preferred Stock, Series CC	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 6.000% Non-Cumulative Preferred Stock, Series EE	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 6.000% Non-Cumulative Preferred Stock, Series GG	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share of 6.000% Non-Cumulative Preferred Stock, Series HH	New York Stock Exchange
7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 1	New York Stock Exchange

1 Bank of America 2018

Title of each class	Name of each exchange on which registered
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 2	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 4	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share of Bank of America Corporation Floating Rate Non-Cumulative Preferred Stock, Series 5	New York Stock Exchange
Floating Rate Preferred Hybrid Income Term Securities of BAC Capital Trust XIII (and the guarantee related thereto)	New York Stock Exchange
5.63% Fixed to Floating Rate Preferred Hybrid Income Term Securities of BAC Capital Trust XIV (and the guarantee related thereto)	New York Stock Exchange
Income Capital Obligation Notes initially due December 15, 2066 of Bank of America Corporation	New York Stock Exchange
Senior Medium-Term Notes, Series A, Step Up Callable Notes, due November 28, 2031 of BofA Finance LLC (and the guarantee of the Registrant with respect thereto)	New York Stock Exchange

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock (“Common Stock”) held on June 30, 2018 by non-affiliates was approximately $282,258,554,953 (based on the June 30, 2018 closing price of Common Stock of $28.19 per share as reported on the New York Stock Exchange). At February 25, 2019, there were 9,658,759,764 shares of Common Stock outstanding.
Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s 2019 annual meeting of stockholders are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

Bank of America 2018 2

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
Bank of America’s website is www.bankofamerica.com and the Investor Relations portion of our website is http://investor.bankofamerica.com. We use our website to distribute company information, including as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. We routinely post and make accessible financial and other information regarding the Corporation on our website. Accordingly, investors should monitor the Investor Relations portion of our website, in addition to following our press releases, U.S. Securities and Exchange Commission (SEC) filings, public conference calls and webcasts. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the

1 Bank of America 2018

Securities Exchange Act of 1934 (Exchange Act) are available on the Investor Relations portion of our website under the heading Financial Information (accessible by clicking on the SEC Filings link) as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC and at the SEC’s website, www.sec.gov. Notwithstanding the foregoing, the information contained on our website as referenced in this paragraph is not incorporated by reference into this Annual Report on Form 10-K. Also, we make available on the Investor Relations portion of our website under the heading Corporate Governance: (i) our Code of Conduct (including our insider trading policy); (ii) our Corporate Governance Guidelines (accessible by clicking on the Governance Highlights link); and (iii) the charter of each active committee of our Board of Directors (the Board) (accessible by clicking on the committee names under the Committee Composition link). We also intend to disclose any amendments to our Code of Conduct and waivers of our Code of Conduct required to be disclosed by the rules of the SEC and the New York Stock Exchange (NYSE) on the Investor Relations portion of our website. All of these corporate governance materials are also available free of charge in print to shareholders who request them in writing to: Bank of America Corporation, Attention: Office of the Corporate Secretary, Hearst Tower, 214 North Tryon Street, NC1-027-18-05, Charlotte, North Carolina 28255.
Segments
Through our banking and various nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. Additional information related to our business segments and the products and services they provide is included in the information set forth on pages 30 through 39 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 23 – Business Segment Information to the Consolidated Financial Statements.
Competition
We operate in a highly competitive environment. Our competitors include banks, thrifts, credit unions, investment banking firms, investment advisory firms, brokerage firms, investment companies, insurance companies, mortgage banking companies, credit card issuers, mutual fund companies, hedge funds, private equity firms, and e-commerce and other internet-based companies. We compete with some of these competitors globally and with others on a regional or product specific basis.
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
Employees
At December 31, 2018, we had approximately 204,000 employees. None of our domestic employees are subject to a collective bargaining agreement. Management considers our employee relations to be good.

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
We are also subject to various other laws and regulations, as well as supervision and examination by other regulatory agencies, all of which directly or indirectly affect our operations and management and our ability to make distributions to shareholders. For instance, our broker-dealer subsidiaries are subject to both U.S. and international regulation, including supervision by the SEC, New York Stock Exchange and Financial Industry Regulatory Authority, among others; our commodities businesses in the U.S. are subject to regulation by and supervision of the U.S. Commodity Futures Trading Commission (CFTC); our U.S. derivatives activity is subject to regulation and supervision of the CFTC, National Futures Association and SEC, and in the case of the Banks, certain banking regulators; our insurance activities are subject to licensing and regulation by state insurance regulatory agencies; and our consumer financial products and services are regulated by the Consumer Financial Protection Bureau (CFPB).
Our non-U.S. businesses are also subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, prudential regulators, central banks and other regulatory bodies, in the jurisdictions in which those businesses operate. For example, our financial services operations in the United Kingdom (U.K.) are subject to regulation by the Prudential Regulatory Authority and Financial Conduct

Bank of America 2018 2

Authority (FCA) and, in Ireland, the European Central Bank and Central Bank of Ireland.
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
Deposit Insurance
Deposits placed at U.S. domiciled banks are insured by the FDIC, subject to limits and conditions of applicable law and the FDIC’s regulations. Pursuant to the Financial Reform Act, FDIC insurance coverage limits are $250,000 per customer. All insured depository institutions are required to pay assessments to the FDIC in order to fund the DIF.
The FDIC is required to maintain at least a designated minimum ratio of the DIF to insured deposits in the U.S. The Financial Reform Act requires the FDIC to assess insured depository institutions to achieve a DIF ratio of at least 1.35 percent by September 30, 2020. In November 2018, the FDIC announced that the DIF ratio exceeded 1.35 in advance of the deadline and that the related surcharges ceased. Additionally, the FDIC adopted regulations that establish a long-term target DIF ratio of greater than two percent. As of the date of this report, the DIF ratio is below this required target and the FDIC has adopted a restoration plan that may result in increased deposit insurance assessments. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. For more information regarding deposit insurance, see Item 1A. Risk Factors – Regulatory, Compliance and Legal on page 13.
Capital, Liquidity and Operational Requirements
As a financial holding company, we and our bank subsidiaries are subject to the regulatory capital and liquidity guidelines issued by the Federal Reserve and other U.S. banking regulators, including the FDIC and the OCC. These rules are complex and are evolving as U.S. and international regulatory authorities propose and enact enhanced capital and liquidity rules. The Corporation seeks to manage its capital position to maintain sufficient capital to meet these regulatory guidelines and to support our business activities. These evolving rules are likely to influence our planning processes and may require additional regulatory capital and liquidity, as well as impose additional operational and compliance costs on the Corporation. In addition, the Federal Reserve and the OCC have adopted guidelines that establish minimum standards for the design, implementation and board oversight of BHCs’ and national banks’ risk governance frameworks. The Federal Reserve also issued a final rule, which became effective January 1, 2019, that includes minimum external total loss-absorbing capacity (TLAC) and long-term debt requirements.
For more information on regulatory capital rules, capital composition and pending or proposed regulatory capital changes, see Capital Management – Regulatory Capital in the MD&A on page 44, and Note 16 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements, which are incorporated by reference in this Item 1.
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
Such resolution plan is intended to be a detailed roadmap for the orderly resolution of the BHC and its material entities pursuant to the U.S. Bankruptcy Code and other applicable resolution regimes under one or more hypothetical scenarios assuming no extraordinary government assistance.
If both the Federal Reserve and the FDIC determine that the BHC’s plan is not credible, the Federal Reserve and the FDIC may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations. A description of our plan is available on the Federal Reserve and FDIC websites.

3 Bank of America 2018

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
Across international jurisdictions, resolution planning is the responsibility of national resolution authorities (RA). Of most impact to the Corporation are the requirements associated with subsidiaries in the U.K., Ireland and France, where rules have been issued requiring the submission of significant information about locally-incorporated subsidiaries, as well as the Corporation’s affiliated branches located in those jurisdictions (including information on intra-group dependencies, legal entity separation and barriers to resolution) to allow the RA to plan their resolution strategies. As a result of the RA’s review of the submitted information, we could be required to take certain actions over the next several years which could increase operating costs and potentially result in the restructuring of certain businesses and subsidiaries.
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
Furthermore, the Federal Reserve requires that BHCs maintain minimum levels of long-term debt required to provide adequate loss absorbing capacity in the event of a resolution.
For more information regarding our resolution, see Item 1A. Risk Factors – Liquidity on page 6.
Limitations on Acquisitions
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits a BHC to acquire banks located in states other than its home state without regard to state law, subject to certain conditions, including the condition that the BHC, after and as a result of the acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the U.S. and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state. At June 30, 2018, we held greater than 10 percent of the total amount of deposits of insured depository institutions in the U.S.
In addition, the Financial Reform Act restricts acquisitions by a financial institution if, as a result of the acquisition, the total liabilities of the financial institution would exceed 10 percent of the total liabilities of all financial institutions in the U.S. At June 30, 2018, our liabilities did not exceed 10 percent of the total liabilities of all financial institutions in the U.S.
The Volcker Rule
The Volcker Rule prohibits insured depository institutions and companies affiliated with insured depository institutions (collectively, banking entities) from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options for their own account. The Volcker Rule also imposes limits on banking entities’ investments in, and other relationships with, hedge funds and private equity funds. The Volcker Rule provides exemptions for certain activities, including market-making, underwriting, hedging, trading in government obligations, insurance company activities and organizing and offering hedge funds and private equity funds. The Volcker Rule also clarifies that certain activities are not prohibited, including acting as agent, broker or custodian. A banking entity with significant trading operations, such as the Corporation, is required to maintain a detailed compliance program to comply with the restrictions of the Volcker Rule.
Derivatives
Our derivatives operations are subject to extensive regulation globally. These operations are subject to regulation under the Financial Reform Act, the European Union (EU) Markets in Financial Instruments Directive and Regulation, the European Market Infrastructure Regulation and similar regulatory regimes in other jurisdictions, that regulate or will regulate the derivatives markets in which we operate by, among other things: requiring clearing and exchange trading of certain derivatives; imposing new capital, margin, reporting, registration and business conduct requirements for certain market participants; imposing position limits on certain over-the-counter (OTC) derivatives; and imposing derivatives trading transparency requirements. Regulations of derivatives are already in effect in many markets in which we operate.
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
Consumer Regulations
Our consumer businesses are subject to extensive regulation and oversight by federal and state regulators. Certain federal consumer finance laws to which we are subject, including the Equal Credit Opportunity Act, Home Mortgage Disclosure Act, Electronic Fund

Bank of America 2018 4

Transfer Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, Truth in Lending Act and Truth in Savings Act, are enforced by the CFPB. Other federal consumer finance laws, such as the Servicemembers Civil Relief Act, are enforced by the OCC.
Privacy and Information Security
We are subject to many U.S. federal, state and international laws and regulations governing requirements for maintaining policies and procedures to protect the non-public confidential information of our customers and employees. The Gramm-Leach-Bliley Act requires us to periodically disclose Bank of America’s privacy policies and practices relating to sharing such information and enables retail customers to opt out of our ability to share information with unaffiliated third parties, under certain circumstances. Other laws and regulations, at the international, federal and state level, impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers, including California’s consumer privacy law that established basic rights of consumers in connection with their personal information. The Gramm-Leach-Bliley Act also requires us to implement a comprehensive information security program that includes administrative, technical and physical safeguards to provide the security and confidentiality of customer records and information. These security and privacy policies and procedures for the protection of personal and confidential information are in effect across all businesses and geographic locations. In the EU, the General Data Protection Regulation (GDPR) replaced the Data Protection Directive and related implementing national laws in its member states. The GDPR’s impact on the Corporation was assessed and addressed through a comprehensive compliance implementation program. Additionally, other legislative and regulatory activity in the U.S. and abroad, as well as court proceedings and bilateral U.S. and EU political developments on the validity of cross-border data transfer mechanisms from the EU, continue to lend uncertainty to privacy compliance globally.
Item 1A. Risk Factors
In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to our own businesses. The discussion below addresses the most significant factors, of which we are currently aware, that could affect our businesses, results of operations and financial condition. Additional factors that could affect our businesses, results of operations and financial condition are discussed in Forward-looking Statements in the MD&A on page 20. However, other factors not discussed below or elsewhere in this Annual Report on Form 10-K could also adversely affect our businesses, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face. For more information on how we manage risks, see Managing Risk in the MD&A on page 40.
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

Financial markets and general economic, political and social conditions in the U.S. and in one or more countries abroad, including the level and volatility of interest rates, unexpected changes in market financing conditions, gross domestic product (GDP) growth, inflation, consumer spending, employment levels, wage stagnation, prolonged federal government shutdowns, energy prices, home prices, bankruptcies, fluctuations or other significant changes in both debt and equity capital markets and currencies, liquidity of the global financial markets, the growth of global trade and commerce, trade policies, the availability and cost of capital and credit, terrorism, disruption of communication, transportation or energy infrastructure, investor sentiment and confidence, the sustainability of economic growth and any potential slowdown in economic activity may affect markets in the U.S. and abroad and our businesses. Any market downturn in the U.S. or abroad would likely result in a decline in revenue and adversely affect our results of operations and financial condition, including capital and liquidity levels.
In the U.S. and abroad, uncertainties surrounding fiscal and monetary policies present economic challenges. Actions taken by the Federal Reserve, including potential further increases in its target funds rate and the ongoing reduction in its balance sheet, and other central banks are beyond our control and difficult to predict and can affect interest rates and the value of financial instruments and other assets, such as debt securities and mortgage servicing rights (MSRs) and impact our borrowers, potentially increasing delinquency and default rates as interest rates rise.
Changes to existing U.S. laws and regulatory policies including those related to financial regulation, taxation, international trade, fiscal policy and healthcare may adversely impact us. For example, significant fiscal policy initiatives may increase uncertainty surrounding the formulation and direction of U.S. monetary policy, and volatility of interest rates. Higher U.S. interest rates relative to other major economies could increase the likelihood of a more volatile and appreciating U.S. dollar. Changes, or proposed changes to certain U.S. trade policies, particularly with important trading partners, including China, could upset financial markets, disrupt world trade and commerce and lead to trade retaliation through the use of tariffs, foreign exchange measures or the large-scale sale of U.S. Treasury Bonds.
Any of these developments could adversely affect our consumer and commercial businesses, our securities and derivatives portfolios, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, our capital levels and liquidity and the costs of running our business, and our results of operations. Additionally, events and ongoing uncertainty related to the planned exit of the U.K. from the EU could magnify any negative impact of these developments on our business and results of operations.
Increased market volatility and adverse changes in other financial or capital market conditions may increase our market risk.
Our liquidity, competitive position, business, results of operations and financial condition are affected by market risks such as changes in interest and currency exchange rates, fluctuations in equity and futures prices, lower trading volumes and prices of securitized products, the implied volatility of interest rates and credit spreads and other economic and business factors. These market risks may adversely affect, among other things, (i) the value of our on- and off-balance sheet securities, trading assets, other financial instruments and MSRs, (ii) the cost of debt capital and our access to credit markets, (iii) the value of assets under management (AUM), (iv) fee income relating to AUM, (v) customer allocation of capital among investment alternatives, (vi)

5 Bank of America 2018

the volume of client activity in our trading operations, (vii) investment banking fees, (viii) the general profitability and risk level of the transactions in which we engage and (ix) our competitiveness with respect to deposit pricing. For example, the value of certain of our assets is sensitive to changes in market interest rates. If the Federal Reserve or a non-U.S. central bank changes or signals a change in monetary policy, market interest rates could be affected, which could adversely impact the value of such assets. In addition, the low but rising interest rate environment and recent flattening of the yield curve could negatively impact our liquidity, financial condition or results of operations, including future revenue and earnings growth.
We use various models and strategies to assess and control our market risk exposures but those are subject to inherent limitations. For more information regarding models and strategies, see Item 1A. Risk Factors – Other on page 16. In times of market stress or other unforeseen circumstances, previously uncorrelated indicators may become correlated and vice versa. These types of market movements may limit the effectiveness of our hedging strategies and cause us to incur significant losses. These changes in correlation can be exacerbated where other market participants are using risk or trading models with assumptions or algorithms similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists for certain assets. To the extent that we own securities that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions. In addition, challenging market conditions may also adversely affect our investment banking fees.
For more information about market risk and our market risk management policies and procedures, see Market Risk Management in the MD&A on page 70.
We may incur losses if the value of certain assets declines, including due to changes in interest rates and prepayment speeds.
We have a large portfolio of financial instruments, including certain loans and loan commitments, loans held-for-sale, securities financing agreements, asset-backed secured financings, long-term deposits, long-term debt, trading account assets and liabilities, derivative assets and liabilities, available-for-sale (AFS) debt and marketable equity securities, other debt securities, equity method investments, certain MSRs and certain other assets and liabilities that we measure at fair value and other accounting values, subject to impairment assessments. We determine these values based on applicable accounting guidance, which for financial instruments measured at fair value, requires an entity to base fair value on exit price and to maximize the use of observable inputs and minimize the use of unobservable inputs in fair value measurements. The fair values of these financial instruments include adjustments for market liquidity, credit quality, funding impact on certain derivatives and other transaction-specific factors, where appropriate.
Gains or losses on these instruments can have a direct impact on our results of operations, including higher or lower mortgage banking income and earnings, unless we have effectively hedged our exposures. For example, decreases in interest rates and increases in mortgage prepayment speeds, which are influenced by interest rates and other factors such as reductions in mortgage insurance premiums and origination costs, could adversely impact the value of our MSR asset, and cause a significant acceleration of purchase premium amortization on our mortgage portfolio, because a decline in long-term interest rates shortens the expected lives of the securities, and adversely affects our net interest margin. Conversely, increases in interest rates may result in a decrease in residential mortgage loan originations. In addition, increases in interest rates may adversely impact the fair value of debt securities and, accordingly, for debt securities classified as AFS, may adversely affect accumulated other comprehensive income and, thus, capital levels.
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
For more information on fair value measurements, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements. For more information on our asset management businesses, see GWIM in the MD&A on page 33. For more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book in the MD&A on page 74.
Liquidity
If we are unable to access the capital markets, continue to maintain deposits, or our borrowing costs increase, our liquidity and competitive position will be negatively affected.
Liquidity is essential to our businesses. We fund our assets primarily with globally sourced deposits in our bank entities, as well as secured and unsecured liabilities transacted in the capital markets. We rely on certain secured funding sources, such as repo markets, which are typically short-term and credit-sensitive in nature. We also engage in asset securitization transactions, including with the government-sponsored enterprises (GSEs), to fund consumer lending activities. Our liquidity could be adversely affected by any inability to access the capital markets; illiquidity or volatility in the capital markets; the decrease in value of eligible collateral or increased collateral requirements due to credit concerns for short-term borrowing; changes to our relationships with our funding providers based on real or perceived changes in our risk profile; prolonged federal government shutdowns; changes in regulations, guidance or GSE status that impact our funding avenues or ability to access certain funding sources; the refusal or inability of the Federal Reserve to act as lender of last resort; simultaneous draws on lines of credit; the withdrawal of customer deposits, which could result from customer attrition for higher yields or the desire for more conservative alternatives; increased regulatory liquidity, capital and margin requirements for our U.S. or international banks and their nonbank subsidiaries; failure by a significant market participant or third party, such as a clearing agent or custodian; reputational issues; or negative perceptions about our short- or long-term business prospects, including downgrades of our credit ratings. Several of these factors may arise due to circumstances beyond our control, such as general

Bank of America 2018 6

market volatility, disruption, shock or stress, fluctuations in interest rates, negative views about the Corporation or financial services industry generally or a specific news event, changes in the regulatory environment, actions by credit rating agencies or an operational problem that affects third parties or us. The impact of these events, whether within our control or not, could include an inability to sell assets or redeem investments, unforeseen outflows of cash, the need to draw on liquidity facilities, debt repurchases to support the secondary market or meet client requests, the need for additional funding for commitments and contingencies, as well as unexpected collateral calls, among other things, the result of which could be a liquidity shortfall and/or impact on our liquidity coverage ratio.
Our cost of obtaining funding is directly related to prevailing market interest rates and to our credit spreads. Credit spreads are the amount in excess of the interest rate of U.S. Treasury securities, or other benchmark securities, of a similar maturity that we need to pay to our funding providers. Increases in interest rates and our credit spreads can increase the cost of our funding and result in mark-to-market or credit valuation adjustment exposures. Changes in our credit spreads are market-driven and may be influenced by market perceptions of our creditworthiness. Changes to interest rates and our credit spreads occur continuously and may be unpredictable and highly volatile. Additionally, concentrations within our funding profile, such as maturities, currencies or counterparties, can reduce our funding efficiency.
For more information about our liquidity position and other liquidity matters, including credit ratings and outlooks and the policies and procedures we use to manage our liquidity risks, see Liquidity Risk in the MD&A on page 47.
Adverse changes to our credit ratings from the major credit rating agencies could significantly limit our access to funding or the capital markets, increase our borrowing costs or trigger additional collateral or funding requirements.
Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and seek to engage in certain transactions, including OTC derivatives. Credit ratings and outlooks are opinions expressed by rating agencies on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and asset securitizations. Our credit ratings are subject to ongoing review by rating agencies, which consider a number of factors, including our own financial strength, performance, prospects and operations as well as factors not under our control such as the likelihood of the U.S. government providing meaningful support to us or our subsidiaries in a crisis.
Rating agencies could make adjustments to our credit ratings at any time, and there can be no assurance as to when and whether downgrades will occur. A reduction in certain of our credit ratings could result in a wider credit spread and negatively affect our liquidity, access to credit markets, the related cost of funds, our businesses and certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. If the short-term credit ratings of our parent company, bank or broker-dealer subsidiaries were downgraded by one or more levels, we may suffer the potential loss of access to short-term funding sources such as repo financing, and/or increased cost of funds. Under the terms of certain OTC derivative contracts and other trading agreements, if our or our subsidiaries’ credit ratings are downgraded, the counterparties may require additional collateral or terminate these contracts or agreements.
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
For more information on the amount of additional collateral required and derivative liabilities that would be subject to unilateral termination at December 31, 2018, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by each of two incremental notches, see Credit-related Contingent Features and Collateral in Note 3 – Derivatives to the Consolidated Financial Statements.
For more information about our credit ratings and their potential effects to our liquidity, see Liquidity Risk – Credit Ratings in the MD&A on page 50 and Note 3 – Derivatives to the Consolidated Financial Statements.
Bank of America Corporation is a holding company and we depend upon our subsidiaries for liquidity, including the ability to pay dividends to shareholders and to fund payments on other obligations. Applicable laws and regulations, including capital and liquidity requirements, and actions taken pursuant to our resolution plan could restrict our ability to transfer funds from subsidiaries to Bank of America Corporation or to other subsidiaries, which could adversely affect our cash flow and financial condition.
Bank of America Corporation, as the parent company, is a separate and distinct legal entity from our banking and nonbank subsidiaries. We evaluate and manage liquidity on a legal entity basis. Legal entity liquidity is an important consideration as there are legal, regulatory, contractual and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, including the parent company, which could result in adverse liquidity events. The parent company depends on dividends, distributions, loans, advances and other payments from our banking and nonbank subsidiaries to fund dividend payments on our common stock and preferred stock and to fund all payments on our other obligations, including debt obligations. Many of our subsidiaries, including our bank and broker-dealer subsidiaries, are subject to laws that restrict dividend payments, or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the parent company or other subsidiaries. Our bank and broker-dealer subsidiaries are subject to restrictions on their ability to lend or transact with affiliates and to minimum regulatory capital and liquidity requirements, as well as restrictions on their ability to use funds deposited with them in bank or brokerage accounts to fund their businesses. Intercompany arrangements we entered into in connection with our resolution planning submissions could restrict the amount of funding available to the parent company from our subsidiaries under certain adverse conditions.
Additional restrictions on related party transactions, increased capital and liquidity requirements and additional limitations on the use of funds on deposit in bank or brokerage accounts, as well as lower earnings, can reduce the amount of funds available to meet the obligations of the parent company and even require the parent company to provide additional funding to such subsidiaries. Also, regulatory action that requires additional liquidity at each of our subsidiaries could impede access to funds we need to pay our obligations or pay dividends. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to prior claims of the subsidiary’s creditors. For more information regarding our ability to pay dividends, see Capital Management in the MD&A on page 43 and Note 13 – Shareholders’ Equity to the Consolidated Financial Statements.

7 Bank of America 2018

In the event of a resolution, whether in a bankruptcy proceeding or under the orderly liquidation authority of the FDIC, such resolution could materially adversely affect our liquidity and financial condition and the ability to pay dividends to shareholders and to pay obligations.
Bank of America Corporation, our parent holding company, is required to periodically submit a plan to the FDIC and Federal Reserve describing its resolution strategy under the U.S. Bankruptcy Code in the event of material financial distress or failure. In the current plan, Bank of America Corporation’s preferred resolution strategy is a “single point of entry” strategy. This strategy provides that only the parent holding company files for resolution under the U.S. Bankruptcy Code and contemplates providing certain key operating subsidiaries with sufficient capital and liquidity to operate through severe stress and to enable such subsidiaries to continue operating or be wound down in a solvent manner following a bankruptcy of the parent holding company. Bank of America Corporation has entered into intercompany arrangements resulting in the contribution of most of its capital and liquidity to key subsidiaries. Pursuant to these arrangements, if Bank of America Corporation’s liquidity resources deteriorate so severely that resolution becomes imminent, Bank of America Corporation will no longer be able to draw liquidity from its key subsidiaries, and will be required to contribute its remaining financial assets to a wholly-owned holding company subsidiary, which could materially and adversely affect our liquidity and financial condition and the ability to pay dividends to shareholders and meet our payment obligations.
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
Under the Financial Reform Act, when a G-SIB such as Bank of America Corporation is in default or danger of default, the FDIC may be appointed receiver in order to conduct an orderly liquidation of such institution. In the event of such appointment, the FDIC could, among other things, invoke the orderly liquidation authority, instead of the U.S. Bankruptcy Code, if the Secretary of the Treasury makes certain financial distress and systemic risk determinations. In 2013, the FDIC issued a notice describing its preferred “single point of entry” strategy for resolving a G-SIB. Under this approach, the FDIC could replace Bank of America Corporation with a bridge holding company, which could continue operations and result in an orderly resolution of the underlying bank, but whose equity would be held solely for the benefit of our creditors. The FDIC’s “single point of entry” strategy may result in our security holders suffering greater losses than would have been the case under a bankruptcy proceeding or a different resolution strategy.
For more information about resolution planning, see Item 1. Business – Resolution Planning on page 3. For more information about the FDIC’s orderly liquidation, see Item 1. Business – Insolvency and the Orderly Liquidation Authority on page 4.
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
Global and U.S. economic conditions and macroeconomic events, including a decline in global GDP, consumer spending or real estate prices, as well as increasing leverage, rising unemployment and/or fluctuations in foreign exchange or interest rates, particularly if inflation is rising, may impact our credit portfolios. Economic or market stress or disruptions, including as a result of natural disasters, would likely increase the risk that borrowers or counterparties would default or become delinquent in their obligations to us, resulting in credit loss. Increases in delinquencies and default rates could adversely affect our consumer credit card, home equity, residential mortgage and purchased credit-impaired portfolios through increased charge-offs and provision for credit losses. A deteriorating economic environment could also adversely affect our consumer and commercial loan portfolios with weakened client and collateral positions. Additionally, simultaneous drawdowns on lines of credit or an increase in a borrower’s leverage in a weakening economic environment could result in deterioration in our credit portfolio, should borrowers be unable to fulfill competing financial obligations. Specifically, our consumer portfolio could be negatively impacted by drastic reductions in employment, or increases in underemployment, resulting in lower disposable income.
We estimate and establish an allowance for credit losses for losses inherent in our lending activities (including unfunded lending commitments), excluding those measured at fair value, through a charge to earnings. The process for determining the amount of the allowance requires us to make difficult and complex judgments, including loss forecasts on how borrowers will react to changing economic conditions. The ability of our borrowers or counterparties to repay their obligations will likely be impacted by changes in future economic conditions, which in turn could impact the accuracy of our loss forecasts and allowance estimates. There is also the possibility that we will fail to accurately identify the appropriate economic indicators or that we will fail to accurately estimate their impacts.
We may suffer unexpected losses if the models and assumptions we use to establish reserves and make judgments in extending credit to our borrowers or counterparties prove inaccurate in predicting future events. In addition, external factors, such as natural disasters, can influence recognition of credit losses in our portfolios and impact our allowance for credit losses. Although we believe that our allowance for credit losses was in compliance with applicable accounting standards at December 31, 2018, there is no guarantee that it will be sufficient to address credit losses, particularly if economic conditions deteriorate. In such an event, we may increase the size of our allowance which would reduce our earnings.
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

Bank of America 2018 8

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
We also have a concentration of credit risk with respect to our consumer real estate, auto, consumer credit card and commercial real estate portfolios, which represent a significant percentage of our overall credit portfolio. Additionally, decreases in home price valuations or commercial real estate valuations in certain markets where we have large concentrations, including as a result of natural disasters, as well as more broadly within the U.S. or globally, could result in increased defaults, delinquencies or credit loss. For more information, see Consumer Portfolio Credit Risk Management in the MD&A on page 51. Furthermore, our commercial portfolios include exposures to certain industries, including the energy sector. For more information, see Commercial Portfolio Credit Risk Management in the MD&A on page 59. Economic weaknesses, adverse business conditions, market disruptions, rising interest or capitalization rates, the collapse of speculative bubbles, greater volatility in areas where we have concentrated credit risk or deterioration in real estate values or household incomes may cause us to experience a decrease in cash flow and higher credit losses in either our consumer or commercial portfolios or cause us to write down the value of certain assets.
Liquidity disruptions in the financial markets may result in our inability to sell, syndicate or realize the value of our positions, leading to increased concentrations, which could increase the credit and market risk associated with our positions, as well as increase our risk-weighted assets.
For more information about our credit risk and credit risk management policies and procedures, see Credit Risk Management in the MD&A on page 51, Note 1 – Summary of Significant Accounting Principles, Note 5 – Outstanding Loans and Leases and Note 6 – Allowance for Credit Losses to the Consolidated Financial Statements.
If the U.S. housing market weakens or home prices decline, our consumer loan portfolios, credit quality, credit losses, representations and warranties exposures and earnings may be adversely affected.
While U.S. home prices continued to generally improve during 2018, declines in future periods may negatively impact the demand for many of our products. Additionally, our mortgage loan production volume is generally influenced by the rate of growth in residential mortgage debt outstanding and the size of the residential mortgage market, both of which may be adversely affected by rising interest rates. Conditions in the U.S. housing market in prior years resulted in both significant write-downs of asset values in several asset classes, notably mortgage-backed securities, and exposure to monolines. If the U.S. housing market were to weaken, the value of real estate could decline, which could result in increased credit losses and delinquent servicing expenses and negatively affect our representations and warranties exposures, which could have an adverse effect on our financial condition and results of operations.
Our derivatives businesses may expose us to unexpected risks and potential losses.
We are party to a large number of derivatives transactions, including credit derivatives. Our derivatives businesses may expose us to unexpected market, credit and operational risks that could cause us to suffer unexpected losses. Severe declines in asset values, unanticipated credit events or unforeseen circumstances that may cause previously uncorrelated factors to become correlated and vice versa, may create losses resulting from risks not appropriately taken into account or anticipated in the development, structuring or pricing of a derivative instrument. Certain of our OTC derivative contracts and other trading agreements provide that upon the occurrence of certain specified events, such as a change in the credit rating of a particular Bank of America entity or entities, we may be required to provide additional collateral or take other remedial actions, or our counterparties may have the right to terminate or otherwise diminish our rights under these contracts or agreements.
In addition, in the event of a downgrade of our credit ratings, certain derivative and other counterparties may request we substitute BANA (which has generally had equal or higher credit ratings than the parent company) as counterparty for certain contracts. Our ability to substitute or make changes to these agreements may be subject to certain limitations including, counterparty willingness, operational considerations, regulatory limitations on having BANA as a counterparty and collateral constraints. It is possible that such limitations on our ability to substitute or make changes to these agreements, including having BANA as the new counterparty, could adversely affect our results of operations.
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
We are also a member of various central counterparty clearinghouses (CCPs) due to regulatory requirements for mandatory clearing of derivative transactions, which potentially increases our credit risk exposures to CCPs. In the event that one or more members of the CCP defaults on its obligations, we may be required to pay a portion of any losses incurred by the CCP as a result of that default. Also, as a clearing member, we are exposed to the risk of non-performance by our clients for which we clear transactions, which may not be covered by available collateral.
For more information on our derivatives exposure, see Note 3 – Derivatives to the Consolidated Financial Statements.
Geopolitical
We are subject to numerous political, economic, market, reputational, operational, legal, regulatory and other risks in the jurisdictions in which we operate.
We do business throughout the world, including in emerging markets. Our businesses and revenues derived from non-U.S. jurisdictions are subject to risk of loss from currency fluctuations,

9 Bank of America 2018

financial, social or judicial instability, changes in governmental policies or policies of central banks, expropriation, nationalization and/or confiscation of assets, price controls, capital controls, redenomination risk, exchange controls, protectionist trade policies, increasing trade tensions between the U.S. and important trading partners, particularly China, increasing the risk of escalating tariffs and other restrictive actions, unfavorable political and diplomatic developments, oil price fluctuation and changes in legislation. These risks are especially elevated in emerging markets. A number of non-U.S. jurisdictions in which we do business have been or may be negatively impacted by slowing growth or recessionary conditions, market volatility and/or political unrest. The political and economic environment in Europe, including the debt concerns of certain EU countries, remains challenging and the current degree of political and economic uncertainty, including potential recessionary conditions, could increase. For example, the ongoing negotiations of the terms of the U.K.’s planned exit from the EU may create uncertainty and increase risk, which could adversely affect us.
Potential risks of default on or devaluation of sovereign debt in some non-U.S. jurisdictions could expose us to substantial losses. Risks in one nation can limit our opportunities for portfolio growth and negatively affect our operations in other nations, including our U.S. operations. Market and economic disruptions of all types may affect consumer confidence levels and spending, corporate investment and job creation, bankruptcy rates, levels of incurrence and default on consumer and corporate debt, economic growth rates and asset values, among other factors. Any such unfavorable conditions or developments could have an adverse impact on our company.
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
Our non-U.S. businesses are also subject to extensive regulation by governments, securities exchanges and regulators, central banks and other regulatory bodies. In many countries, the laws and regulations applicable to the financial services and securities industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market or manage our relationships with multiple regulators in various jurisdictions. Our potential inability to remain in compliance with local laws in a particular market and manage our relationships with regulators could have an adverse effect not only on our businesses in that market but also on our reputation in general.
In addition to non-U.S. legislation, our international operations are also subject to U.S. legal requirements. For example, our operations are subject to U.S. and non-U.S. laws and regulations relating to bribery and corruption, anti-money laundering, and economic sanctions, which can vary by jurisdiction. The increasing speed and novel ways in which funds circulate could make it more challenging to track the movement of funds. Our ability to comply with these legal requirements depends on our ability to continually improve detection and reporting and analytic capabilities.
In the U.S., debt ceiling and budget deficit concerns, which have increased the possibility of U.S. government defaults on its debt and/or downgrades to its credit ratings, and prolonged government shutdowns could negatively impact the global economy and banking system and adversely affect our financial condition, including our liquidity. Additionally, changes in fiscal, monetary or regulatory policy could increase our compliance costs and adversely affect our business operations, organizational structure and results of operations. We are also subject to geopolitical risks, including acts or threats of terrorism, and actions taken by the U.S. or other governments in response thereto, and/or military conflicts, which could adversely affect business and economic conditions abroad, as well as in the U.S.
For more information on our non-U.S. credit and trading portfolios, see Non-U.S. Portfolio in the MD&A on page 65.
The U.K. Referendum, and the planned exit of the U.K. from the EU, could adversely affect us.
We conduct business in Europe, the Middle East and Africa primarily through our subsidiaries in the U.K. and Ireland. For the year ended December 31, 2018, our operations in Europe, the Middle East and Africa, including the U.K., represented approximately six percent of our total revenue, net of interest expense.
A referendum was held in the U.K. in 2016, which resulted in a majority vote in favor of exiting the EU on March 29, 2019. Negotiations between the EU and U.K. regarding this exit consist of three phases: a withdrawal agreement, a new trade deal and an arrangement for a transition period. Significant political and economic uncertainty persists regarding the timing, details and viability of each phase. There may be heightened uncertainty if the terms of the U.K.’s exit from the EU are not agreed upon at the time of its exit. The ultimate impact and terms of the U.K.’s planned exit remain unclear, and short- and long-term global economic and market volatility may occur, including as a result of currency fluctuations and trade relations. If uncertainty resulting from the U.K.’s exit negatively impacts economic conditions, financial markets and consumer confidence, our business, results of operations, financial position and/or operational model could be adversely affected.
We are also subject to different laws, regulations and regulatory authorities and may incur additional costs and/or experience negative tax consequences as a result of establishing our principal EU banking and broker-dealer operations outside of the U.K., which could adversely impact our EU business, results of operations and operational model. Additionally, changes to the legal and regulatory framework under which our subsidiaries will continue to provide products and services in the U.K. following an exit by the U.K. from the EU may result in additional compliance costs and have an adverse impact on our results of operations. For more information on our EU operations outside of the U.K., see Executive Summary – Recent Developments – U.K. Exit from the EU in the MD&A on page 21.
Business Operations
A failure in or breach of our operational or security systems or infrastructure, or those of third parties, could disrupt our businesses, and adversely impact our results of operations, liquidity and financial condition, as well as cause legal or reputational harm.
The potential for operational risk exposure exists throughout our organization and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. Our operational and security systems infrastructure, including our computer systems, emerging technologies, data management and internal processes, as well as those of third parties, are integral to our performance. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or failure or breach of systems or infrastructure, expose us to risk. We have taken measures to implement training, procedures, backup systems and other safeguards to support our operations, but our ability to conduct business may be adversely

Bank of America 2018 10

affected by any significant disruptions to us or to third parties with whom we interact or upon whom we rely. For example, technology project implementation challenges may cause business interruptions. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. Our financial, accounting, data processing, backup or other operating or security systems and infrastructure or those of third parties with whom we interact or upon whom we rely may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our or such third party’s control, which could adversely affect our ability to process transactions or provide services. There could be sudden increases in customer transaction volume due to electronic trading platforms and algorithmic trading applications; electrical, telecommunications or other major physical infrastructure outages; newly identified vulnerabilities in key hardware or software; natural disasters such as earthquakes, tornadoes, hurricanes and floods; pandemics; and events arising from local or larger scale political or social matters, including terrorist acts, which could result in prolonged operational outages. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and some data might not have been backed up. We continuously update the systems on which we rely to support our operations and growth and to remain compliant with all applicable laws, rules and regulations globally. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. Operational risk exposures could adversely impact our results of operations, liquidity and financial condition, as well as cause reputational harm.
A cyber-attack, information or security breach, or a technology failure of ours or of a third party could adversely affect our ability to conduct our business, manage our exposure to risk or expand our businesses, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and adversely impact our results of operations, liquidity and financial condition, as well as cause legal or reputational harm.
Our businesses are highly dependent on the security, controls and efficacy of our infrastructure, computer and data management systems, as well as those of our customers, suppliers, counterparties and other third parties with whom we interact or on whom we rely. Our businesses rely on effective access management and the secure collection, processing, transmission, storage and retrieval of confidential, proprietary, personal and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our employees, customers, suppliers, counterparties and other third parties increasingly use personal mobile devices or computing devices that are outside of our network and control environments and are subject to their own cybersecurity risks.
We, our employees and customers, regulators and other third parties have been subject to, and are likely to continue to be the target of, cyber-attacks. These cyber-attacks include computer viruses, malicious or destructive code (such as ransomware), phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of ours, our employees, our customers or of third parties, damages to systems, or otherwise material disruption to our or our customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. Cyber threats are rapidly evolving, and despite substantial efforts to protect the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate all cyber-attacks or information or security breaches, nor may we be able to implement effective preventive or defensive measures to address such attacks or breaches.
Cybersecurity risks for financial services organizations have significantly increased in recent years in part because of the proliferation of new and emerging technologies, and the use of the Internet and telecommunications technologies to conduct financial transactions. For example, cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings, expand our internal usage of web- or cloud-based products and applications and continue to develop our use of process automation and artificial intelligence. In addition, cybersecurity risks have significantly increased in recent years in part due to the increasingly sophisticated activities of organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage. Even the most advanced internal control environment may be vulnerable to compromise. Internal access management failures could result in the compromise or unauthorized exposure of confidential data. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent. The techniques used by bad actors change frequently and may not be recognized until well after a breach has occurred, at which time the materiality of the breach may be difficult to assess. Additionally, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.
Although to date we have not experienced any material losses or other material consequences relating to technology failure, cyber-attacks or other information or security breaches, whether directed at us or third parties, there can be no assurance that we will not suffer such material losses or consequences in the future. Our risk and exposure to these matters remain heightened because of, among other things, the evolving nature of these threats, our prominent size and scale, and our role in the financial services industry and the broader economy, our plans to continue to implement our internet banking and mobile banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served, our continuous transmission of sensitive information to, and storage of such information by, third parties, including our vendors and regulators, our geographic footprint and international presence, the outsourcing of some of our business operations, threats of cyber terrorism, external extremist parties, including foreign state actors, in some circumstances as a means to promote political ends, and system and customer account updates and conversions. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a critical priority.
We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom we do business or upon whom we rely to facilitate or enable our business activities, including financial counterparties;

11 Bank of America 2018

financial intermediaries such as clearing agents, exchanges and clearing houses; vendors; regulators; providers of critical infrastructure such as internet access and electrical power; and retailers for whom we process transactions. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyber-attack or other information or security breach that significantly degrades, deletes or compromises the systems or data of one or more financial entities or third-party or downstream service providers could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any technology failure, cyber-attack or other information or security breach, termination or constraint of any third party, including downstream service providers, could, among other things, adversely affect our ability to conduct day-to-day business activities, effect transactions, service our clients, manage our exposure to risk, expand our businesses or result in the misappropriation or destruction of the personal, proprietary or confidential information of our employees, customers, suppliers, counterparties and other third parties.
Cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in significant lost revenue, give rise to losses or have other negative consequences. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Although we maintain cyber insurance, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate. Also, successful penetration or circumvention of system security could result in negative consequences, including loss of customers and business opportunities, the withdrawal of customer deposits, prolonged computer and network outages resulting in disruptions to our critical business operations and customer services, misappropriation or destruction of our confidential information and/or the confidential, proprietary or personal information of certain parties, such as our employees, customers, suppliers, counterparties and other third parties, or damage to their computers or systems. This could result in a violation of applicable privacy and other laws in the U.S. and abroad, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs and our internal controls or disclosure controls being rendered ineffective. The occurrence of any of these events could adversely impact our results of operations, liquidity and financial condition.
Our mortgage loan repurchase obligations or claims from third parties could result in additional losses.
We and our legacy companies have sold significant amounts of residential mortgage loans. In connection with these sales, we or certain of our subsidiaries or legacy companies made various representations and warranties, breaches of which may result in a requirement that we repurchase the mortgage loans, or otherwise make whole or provide other remedies to counterparties. At December 31, 2018, we had $14.4 billion of unresolved repurchase claims, net of duplicate claims and excluding claims where the statute of limitations has expired without litigation being commenced.
At December 31, 2018, our liability for obligations under representations and warranties exposures was $2.0 billion. We also have an estimated range of possible loss (RPL) for representations and warranties exposures that is combined with the litigation RPL, which we disclose in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements. The recorded liability and estimated RPL are based on currently available information, significant judgment and a number of assumptions that are subject to change. There can be no assurance that the Corporation will reach future settlements or, if it does, that the terms of past settlements can be relied upon to predict the terms of future settlements. Future representations and warranties losses may occur in excess of our recorded liability and estimated RPL, and such losses could have a material adverse effect on our liquidity, financial condition and results of operations.
Additionally, our recorded liability for representations and warranties exposures and the corresponding estimated RPL do not consider certain losses related to servicing, including foreclosure and related costs, fraud, indemnity or claims (including for residential mortgage-backed securities) related to securities law. Losses with respect to one or more of these matters could be material to our results of operations or liquidity.
For more information about our representations and warranties exposure, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties in the MD&A on page 40, Complex Accounting Estimates – Representations and Warranties Liability in the MD&A on page 79 and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.
Failure to satisfy our obligations as servicer for residential mortgage securitizations, along with other losses we could incur in our capacity as servicer, and foreclosure delays and/or investigations into our residential mortgage foreclosure practices could cause losses.
We and our legacy companies have securitized a significant portion of the residential mortgage loans that we originated or acquired. We service a portion of the loans we have securitized and also service loans on behalf of third-party securitization vehicles and other investors. If we commit a material breach of our obligations as servicer or master servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, which could cause us to lose servicing income. In addition, for loans principally held in private-label securitization trusts, we may have liability for any failure by us, as a servicer or master servicer, for any act or omission on our part that involves willful misfeasance, bad faith, gross negligence or reckless disregard of our duties. If any such breach was found to have occurred, it may harm our reputation, increase our servicing costs or adversely impact our results of operations. Additionally, with respect to foreclosures, we may incur costs or losses due to irregularities in the underlying documentation, or if the validity of a foreclosure action is challenged by a borrower or overturned by a court because of errors or deficiencies in the foreclosure process. We may also incur costs or losses relating to delays or alleged deficiencies in processing documents necessary to comply with state law governing foreclosure.
Changes in the structure of the GSEs and the relationship among the GSEs, the government and the private markets, or the conversion of the current conservatorship of Fannie Mae or Freddie Mac into receivership, could result in significant changes to our business operations and may adversely impact our business.
During 2018, we sold approximately $3.0 billion of loans to Fannie Mae and Freddie Mac. Each is currently in a conservatorship with its primary regulator, the Federal Housing Finance Agency (FHFA), acting as conservator. We cannot predict whether the conservatorships will end, any associated changes to their business structure that could result or whether the conservatorships will end in receivership, privatization or other

Bank of America 2018 12

change in business structure. There are several proposed approaches to reform that, if enacted, could change the structure and the relationship among the GSEs, the government and the private markets, including the trading markets for agency conforming mortgage loans and markets for mortgage-related securities in which we participate. Although the FHFA has taken steps to unify underwriting parameters and business practices between GSEs, we cannot predict the prospects for the enactment, timing or content of legislative or rulemaking proposals regarding the future status of any GSEs and/or their impact on the guarantees, demand or price of mortgage-related securities. Accordingly, uncertainty regarding their future continues to exist, including whether the GSEs will continue to exist in their current forms or continue to guarantee mortgages and provide funding for mortgage loans.
Any of these developments could adversely affect the value of our securities portfolios, capital levels and liquidity and results of operations.
Our risk management framework may not be effective in mitigating risk and reducing the potential for losses.
Our risk management framework is designed to minimize risk and loss to us. We seek to effectively identify, measure, monitor, report and control the types of risk to which we are subject, including strategic, credit, market, liquidity, compliance, operational and reputational risks. While we employ a broad and diversified set of controls and risk mitigation techniques, including hedging strategies and techniques that seek to balance our ability to profit from trading positions with our exposure to potential losses, our ability to control and mitigate risks that result in losses is inherently limited by our ability to identify all risks, including emerging and unknown risks, anticipate the timing of risks, apply effective hedging strategies, manage and aggregate data correctly and efficiently, and develop risk management models to assess and control risk.
Our ability to manage risk is limited by our ability to develop and maintain a culture of managing risk well throughout the Corporation and manage risks associated with third parties and vendors, to enable effective risk management and ensure that risks are appropriately considered, evaluated and responded to in a timely manner. Uncertain economic conditions, heightened legislative and regulatory scrutiny of the financial services industry and the overall complexity of our operations, among other developments, may result in a heightened level of risk for us. Accordingly, we could suffer losses as a result of our failure to properly anticipate, manage, control or mitigate risks.
For more information about our risk management policies and procedures, see Managing Risk in the MD&A on page 40.
We may not be successful in reorganizing the current business of Merrill Lynch, Pierce, Fenner & Smith Incorporated (MLPF&S) into two affiliated broker-dealers.
As a result of resolution planning, the current business of MLPF&S is expected to be reorganized, subject to regulatory approval, into two affiliated broker-dealers during 2019, MLPF&S and BofA Securities, Inc. In the event that the broker-dealer reorganization is not fully realized or takes longer to realize than expected, we could experience unexpected expenses, reputational damage, compliance and regulatory issues, and lost revenue. For more information about the broker-dealer reorganization, see Capital Management – Broker-dealer Regulatory Capital and Securities Regulation in the MD&A on page 47.

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
We are subject to comprehensive regulation under federal and state laws in the U.S. and the laws of the various jurisdictions in which we operate. These laws and regulations significantly affect and have the potential to restrict the scope of our existing businesses, limit our ability to pursue certain business opportunities, including the products and services we offer, reduce certain fees and rates or make our products and services more expensive for clients and customers.
In response to the financial crisis as well as other factors such as technological and market changes, the U.S. adopted the Financial Reform Act, which has resulted in significant rulemaking and proposed rulemaking by the U.S. Department of the Treasury, Federal Reserve, OCC, CFPB, Financial Stability Oversight Council, FDIC, Department of Labor, SEC and CFTC. For example, under the provisions of the Financial Reform Act known as the “Volcker Rule,” we are prohibited from proprietary trading and limited in our sponsorship of, and investment in, hedge funds, private equity funds and certain other covered private funds. Non-U.S. regulators, such as the U.K. financial regulators and the European Parliament and Commission, have adopted or proposed laws and regulations regarding financial institutions located in their jurisdictions, which have required and could require us to make significant modifications to our non-U.S. businesses, operations and legal entity structure in order to comply with these requirements.
We continue to make adjustments to our business and operations, legal entity structure and capital and liquidity management policies, procedures and controls to comply with these laws and regulations, as well as final rulemaking, guidance and interpretation by regulatory authorities. Further, we could become subject to future regulatory requirements beyond those currently proposed, adopted or contemplated. The cumulative effect of all of the legislation and regulations on our business, operations and profitability remains uncertain. This uncertainty necessitates that in our business planning we make certain assumptions with respect to the scope and requirements of the proposed rules. If these assumptions prove incorrect, we could be subject to increased regulatory and compliance risks and costs as well as potential reputational harm. In addition, U.S. and international regulatory initiatives may overlap, and non-U.S. regulations and initiatives may be inconsistent or may conflict with current or proposed U.S. regulations, which could lead to compliance risks and increased costs.
Our regulators’ prudential and supervisory authority gives them broad power and discretion to direct our actions, and they have assumed an active oversight, inspection and investigatory role across the financial services industry. However, regulatory focus is not limited to laws and regulations applicable to the financial services industry specifically, but also extends to other significant laws and regulations that apply across industries and jurisdictions,

13 Bank of America 2018

including related to anti-money laundering, anti-corruption and economic sanctions. Additionally, we are subject to laws in the U.S. and abroad, including GDPR, regarding personal and confidential information of certain parties, such as our employees, customers, suppliers, counterparties and other third parties.
As part of their enforcement authority, our regulators have the authority to, among other things, assess significant civil or criminal monetary penalties, fines or restitution, issue cease and desist or removal orders and initiate injunctive actions. The amounts paid by us and other financial institutions to settle proceedings or investigations have been substantial and may increase. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such settlements, which could have significant consequences for a financial institution, including reputational harm, loss of customers, restrictions on the ability to access capital markets, and the inability to operate certain businesses or offer certain products for a period of time.
The Corporation and its employees and representatives are subject to regulatory scrutiny across jurisdictions. Additionally, the complexity of the federal and state regulatory and enforcement regimes in the U.S., coupled with the global scope of our operations and the aggressiveness of the regulatory environment worldwide also means that a single event or practice or a series of related events or practices may give rise to a large number of overlapping investigations and regulatory proceedings, either by multiple federal and state agencies in the U.S. or by multiple regulators and other governmental entities in different jurisdictions. Responding to inquiries, investigations, lawsuits and proceedings, regardless of the ultimate outcome of the matter, is time-consuming and expensive and can divert the attention of our senior management from our business. The outcome of such proceedings may be difficult to predict or estimate until late in the proceedings, which may last a number of years.
We are currently subject to the terms of settlements and consent orders that we have entered into with government agencies and regulatory authorities and may become subject to additional settlements or orders in the future. Such settlements and consent orders impose significant operational and compliance costs on us as they typically require us to enhance our procedures and controls, expand our risk and control functions within our lines of business, invest in technology and hire significant numbers of additional risk, control and compliance personnel. Moreover, if we fail to meet the requirements of the regulatory settlements and orders to which we are subject, or more generally, to maintain risk and control procedures and processes that meet the heightened standards established by our regulators and other government agencies, we could be required to enter into further settlements and orders, pay additional fines, penalties or judgments, or accept material regulatory restrictions on our businesses.
While we believe that we have adopted appropriate risk management and compliance programs to identify, assess, monitor and report on applicable laws, policies and procedures, compliance risks will continue to exist, particularly as we adapt to new rules and regulations. Additionally, there is no guarantee that our risk management and compliance programs will be consistently executed to successfully manage compliance risk. We also rely upon third parties who may expose us to compliance and legal risk. Future legislative or regulatory actions, and any required changes to our business or operations, or those of third parties upon whom we rely, resulting from such developments and actions, could result in a significant loss of revenue, impose additional compliance and other costs or otherwise reduce our profitability, limit the products and services that we offer or our ability to pursue certain business opportunities, require us to dispose of or curtail certain businesses, affect the value of assets that we hold, require us to increase our prices and therefore reduce demand for our products, or otherwise adversely affect our businesses. In addition, legal and regulatory proceedings and other contingencies will arise from time to time that may result in fines, regulatory sanctions, penalties, equitable relief and changes to our business practices. As a result, we are and will continue to be subject to heightened compliance and operating costs that could adversely affect our results of operations.
We are subject to significant financial and reputational risks from potential liability arising from lawsuits and regulatory and government action.
We face significant legal risks in our business, and the volume of claims and amount of damages, penalties and fines claimed in litigation and other disputes, and regulatory and government proceedings against us and other financial institutions continue to be high. Greater than expected litigation and investigation costs, substantial legal liability or significant regulatory or government action against us could have adverse effects on our financial condition, including liquidity, and results of operations or cause significant reputational harm to us. We continue to experience a significant volume of litigation and other disputes, including claims for contractual indemnification with counterparties regarding relative rights and responsibilities. Consumers, clients and other counterparties continue to be litigious. Among other things, financial institutions, including us, continue to be the subject of claims alleging anti-competitive conduct with respect to various products and markets, including U.S. antitrust class actions claiming joint and several liability for treble damages. In addition, regulatory authorities have had a supervisory focus on enforcement, including in connection with alleged violations of law and customer harm. For example, U.S. regulators and government agencies have pursued claims against financial institutions under the Financial Institutions Reform, Recovery, and Enforcement Act, False Claims Act and antitrust laws. Such claims may carry significant and, in certain cases, treble damages. The ongoing environment of extensive regulation, regulatory compliance burdens, litigation and regulatory and government enforcement, combined with uncertainty related to the continually evolving regulatory environment, may affect operational and compliance costs and risks, which may limit our ability to continue providing certain products and services.
Additionally, misconduct by employees, including improper or illegal conduct, can cause significant reputational harm as well as litigation and regulatory action.
For more information on litigation risks, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.
U.S. federal banking agencies may require us to increase our regulatory capital, TLAC, long-term debt or liquidity requirements, which could result in the need to issue additional qualifying securities or to take other actions, such as to sell company assets.
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

Bank of America 2018 14

In the current regulatory environment, capital and liquidity requirements are frequently introduced and amended. It is possible that regulators may increase regulatory capital requirements including TLAC and long-term debt requirements, change how regulatory capital is calculated or increase liquidity requirements. Our risk-based capital surcharge (G-SIB surcharge) may increase from current estimates, and we are also subject to a countercyclical capital buffer which, while currently set at zero, may be increased by regulators. In 2018, the Federal Reserve issued a proposal to implement a stress capital buffer into its capital requirements, which may increase our regulatory capital requirements, if adopted. A significant component of regulatory capital ratios is calculating our risk-weighted assets and our leverage exposure which may increase. The Basel Committee on Banking Supervision has also revised several key methodologies for measuring risk-weighted assets, including a standardized approach for credit risk, standardized approach for operational risk and constraints on the use of internal models, as well as a capital floor based on the revised standardized approaches. U.S. banking regulators may update the U.S. Basel 3 rules to incorporate the Basel Committee revisions. In 2018, U.S. banking regulators published a proposal outlining a standardized approach for counterparty credit risk, which updates the calculation of the exposure amount for derivative contracts under the regulatory capital rule. Additionally, Net Stable Funding Ratio requirements have been proposed, which would apply to us and our subsidiary depository institutions, and target longer term liquidity risk. While the impact of these proposals remains uncertain, they could have a negative impact on our capital and liquidity positions.
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
For more information, see Capital Management – Regulatory Capital in the MD&A on page 44 and Note 16 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.
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
In June 2016, the Financial Accounting Standards Board issued a new accounting standard with respect to accounting for credit losses that will become effective for the Corporation on January 1, 2020. The standard replaces the existing measurement of the allowance for credit losses, which is based on management’s best estimate of probable credit losses inherent in the Corporation’s lending activities, with management’s best estimate of lifetime expected credit losses inherent in the Corporation’s financial assets that are recognized at amortized cost. The standard will also expand credit quality disclosures. The impact of this new accounting standard may be an increase in the Corporation’s allowance for credit losses at the date of adoption which would result in a negative adjustment to retained earnings. The ultimate impact will depend on the characteristics of the Corporation’s portfolio at adoption date as well as the macroeconomic conditions and forecasts as of that date. For more information on some of our critical accounting policies and recent accounting changes, see Complex Accounting Estimates in the MD&A on page 77 and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
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
It is possible that governmental authorities in the U.S. and/or other countries could further amend tax laws that would adversely affect us, including the possibility that certain favorable aspects of the Tax Act could be amended in the future.
Reputation
Damage to our reputation could harm our businesses, including our competitive position and business prospects.
Our ability to attract and retain customers, clients, investors and employees is impacted by our reputation. Harm to our reputation can arise from various sources, including officer, director or employee misconduct, security breaches, unethical behavior, litigation or regulatory outcomes, compensation practices, the suitability or reasonableness of recommending particular trading or investment strategies, including the reliability of our research and models, prohibiting clients from engaging in certain transactions and sales practices. Additionally, our reputation may be harmed by failing to deliver products, subpar standards of service and quality expected by our customers, clients and the community, compliance failures, inadequacy of responsiveness to internal controls, unintended disclosure of personal, proprietary or confidential information, perception of our environmental, social and governance practices and disclosures, and the activities of our clients, customers and counterparties, including vendors. Actions by the financial services industry

15 Bank of America 2018

generally or by certain members or individuals in the industry also can adversely affect our reputation. In addition, adverse publicity or negative information posted on social media, whether or not factually correct, may adversely impact our business prospects or financial results.
We are subject to complex and evolving laws and regulations regarding privacy, know-your-customer requirements, data protection, including the GDPR, cross-border data movement and other matters. Principles concerning the appropriate scope of consumer and commercial privacy vary considerably in different jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy may remain fluid. It is possible that these laws may be interpreted and applied by various jurisdictions in a manner inconsistent with our current or future practices, or that is inconsistent with one another. If personal, confidential or proprietary information of customers or clients in our possession is mishandled or misused, or if we do not timely or adequately address mishandled or misused information, we may face regulatory, reputational and operational risks which could have an adverse effect on our financial condition and results of operations.
We could suffer reputational harm if we fail to properly identify and manage potential conflicts of interest. Management of potential conflicts of interests has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients.
The failure to adequately address, or the perceived failure to adequately address, conflicts of interest could affect the willingness of clients to use our products and services, or give rise to litigation or enforcement actions, which could adversely affect our businesses.
Our actual or perceived failure to address these and other issues, such as operational risks, gives rise to reputational risk that could harm us and our business prospects. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, legal risks and reputational harm, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses. For more information on reputational risk, see Reputational Risk Management in the MD&A on page 77.
Other
We face significant and increasing competition in the financial services industry.
We operate in a highly competitive environment and will continue to experience intense competition from local and global financial institutions as well as new entrants, in both domestic and foreign markets, in which we compete on the basis of a number of factors, including customer service, quality and range of products and services offered, technology, price, reputation, interest rates on loans and deposits, lending limits and customer convenience. Additionally, the changing regulatory environment may create competitive disadvantages for us given geography-driven capital and liquidity requirements. For example, U.S. regulators have in certain instances adopted stricter capital and liquidity requirements than those applicable to non-U.S. institutions. To the extent we expand into new business areas and new geographic regions, we may face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to compete. In addition, technological advances and the growth of e-commerce have lowered geographic barriers of other financial institutions, made it easier for non-depository institutions to offer products and services that traditionally were banking products and allowed non-traditional financial service providers to compete with traditional financial service companies in providing electronic and internet-based financial solutions including electronic securities trading, marketplace lending and payment processing. Further, clients may choose to conduct business with other market participants who engage in business or offer products in areas we deem speculative or risky, such as cryptocurrencies. Increased competition may negatively affect our earnings by creating pressure to lower prices or credit standards on our products and services requiring additional investment to improve the quality and delivery of our technology and/or reducing our market share, or affecting the willingness of our clients to do business with us.
Our inability to adapt our products and services to evolving industry standards and consumer preferences could harm our business.
Our business model is based on a diversified mix of businesses that provide a broad range of financial products and services, delivered through multiple distribution channels. Our success depends on our ability to adapt and develop our products, services and technology to evolving industry standards and consumer preferences. There is increasing pressure by competitors to provide products and services on more attractive terms, including higher interest rates on deposits, which may impact our ability to grow revenue and/or effectively compete. Additionally legislative and regulatory developments may affect the competitive landscape. Further, the competitive landscape may be impacted by the growth of non-depository institutions that offer traditional banking products at higher rates or with no fees, or otherwise offer alternative products. This can reduce our net interest margin and revenues from our fee-based products and services. In addition, the widespread adoption of new technologies, including internet services, cryptocurrencies and payment systems, could require substantial expenditures to modify or adapt our existing products and services as we grow and develop our online and mobile banking channel strategies in addition to remote connectivity solutions. We may not be as timely or successful in developing or introducing new products and services, integrating new products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers. The inability to adapt our products and services to evolving industry standards and consumer preferences could harm our business and adversely affect our results of operations and reputation.
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
In order to attract and retain qualified personnel, we must provide market-level compensation. As a large financial and banking institution, we may be subject to limitations on compensation practices (which may or may not affect our competitors) by the Federal Reserve, the OCC, the FDIC and other regulators around the world. EU and U.K. rules limit and subject to clawback certain forms of variable compensation for senior

Bank of America 2018 16

employees. Current and potential future limitations on executive compensation imposed by legislation or regulation could adversely affect our ability to attract and maintain qualified employees. Furthermore, a substantial portion of our annual incentive compensation paid to our senior employees has in recent years taken the form of long-term equity-based awards. Therefore, the ultimate value of this compensation depends on the price of our common stock when the awards vest. If we are unable to continue to attract and retain qualified individuals, our business prospects and competitive position could be adversely affected.
We could suffer losses if our models and strategies fail to properly anticipate and manage risk.
We use proprietary models and strategies extensively to measure and assess capital requirements for credit, country, market, operational and strategic risks and to assess and control our operations and financial condition. These models require oversight and periodic re-validation and are subject to inherent limitations due to the use of historical trends and simplifying assumptions, and uncertainty regarding economic and financial outcomes. Our models may not be sufficiently predictive of future results due to limited historical patterns, extreme or unanticipated market movements or customer behavior and illiquidity, especially during severe market downturns or stress events, and may not be effective if we fail to detect flaws in our models during our review process, our models contain erroneous data, valuations, formulas or algorithms or our applications running the models do not perform as expected. The models that we use to assess and control our market risk exposures also reflect assumptions about the degree of correlation among prices of various asset classes or other market indicators. Market conditions in recent years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk. We could suffer losses if models and strategies fail to properly anticipate and manage risks.
Failure to properly manage and aggregate data may result in our inability to manage risk and business needs and inaccurate financial, regulatory and operational reporting.
We rely on our ability to manage, aggregate, interpret and use data in an accurate, timely and complete manner for effective risk reporting and management. Our policies, programs, processes and practices govern how data is managed, aggregated, interpreted and used. While we continuously update our policies, programs, processes and practices, and implement emerging technologies, such as artificial intelligence, our data management and aggregation processes are subject to failure, including human error or system failure. Failure to manage data effectively and to aggregate data in an accurate, timely and complete manner may limit our ability to manage current and emerging risk, to produce accurate financial, regulatory and operational reporting as well as to manage changing business needs.

Reforms to and uncertainty regarding the London InterBank Offered Rate (LIBOR) and certain other indices may adversely affect our business, financial condition and results of operations.
The U.K. FCA announced in July 2017, that it will no longer persuade or require banks to submit rates for LIBOR after 2021. This announcement, in conjunction with financial benchmark reforms more generally and changes in the interbank lending markets, have resulted in uncertainty about the future of LIBOR and certain other rates or indices which are used as interest rate “benchmarks” in many of our products and contracts, including floating-rate notes and other adjustable-rate products. These actions and uncertainties may have the effect of triggering future changes in the rules or methodologies used to calculate benchmarks or lead to the discontinuation or unavailability of benchmarks. ICE Benchmark Administration is the administrator of LIBOR and maintains a reference panel of contributor banks, which includes BANA London branch for certain LIBOR rates. Uncertainty as to the nature and effect of such reforms and actions, and the potential or actual discontinuation of benchmark quotes, may adversely affect the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to benchmarks, including any LIBOR-based securities, loans and derivatives, or our financial condition or results of operations. Additionally, there can be no assurance that we and other market participants will be adequately prepared for an actual discontinuation of benchmarks, including LIBOR, that existing assets and liabilities based on or linked to benchmarks will transition successfully to alternative reference rates or benchmarks or of the timing of adoption and degree of integration of such alternative reference rates or benchmarks in the markets. The discontinuation of benchmarks, including LIBOR, may have an unpredictable impact on the contractual mechanics of outstanding securities, loans, derivatives or other products (including, but not limited to, interest rates to be paid to or by us), require renegotiation of outstanding financial assets and liabilities, adversely affect the return on such outstanding products, cause significant disruption to financial markets that are relevant to our business segments, particularly Global Banking and Global Markets, increase the risk of litigation and/or increase expenses related to the transition to alternative reference rates or benchmarks, among other adverse consequences. Additionally, any transition from current benchmarks may alter the Corporation’s risk profiles and models, valuation tools, product design and effectiveness of hedging strategies, as well as increase the costs and risks related to potential regulatory requirements. Reforms to and uncertainty regarding transitions from current benchmarks may adversely affect our business, financial condition or results of operations.
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
As of December 31, 2018, our principal offices and other materially important properties consisted of the following:

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

17 Bank of America 2018

We own or lease approximately 77.3 million square feet in over 20,000 facility and ATM locations globally, including approximately 72.2 million square feet in the U.S. (all 50 states and the District of Columbia, the U.S. Virgin Islands, Puerto Rico and Guam) and approximately 5.1 million square feet in more than 35 countries.
We believe our owned and leased properties are adequate for our business needs and are well maintained. We continue to evaluate our owned and leased real estate and may determine from time to time that certain of our premises and facilities, or ownership structures, are no longer necessary for our operations. In connection therewith, we are evaluating the sale or sale/

leaseback of certain properties and we may incur costs in connection with any such transactions.
Item 3. Legal Proceedings
See Litigation and Regulatory Matters in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
None
Part II
Bank of America Corporation and Subsidiaries
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “BAC.” As of February 25, 2019, there were 170,394 registered shareholders of common stock.
The table below presents share repurchase activity for the three months ended December 31, 2018. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its bank subsidiaries. Each of the bank subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Purchased (1)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority Amounts (2)
October 1 - 31, 2018	54,357	$27.78	54,353	$14,050
November 1 - 30, 2018	68,630	27.77	68,612	12,145
December 1 - 31, 2018	71,404	25.44	71,401	10,328
Three months ended December 31, 2018	194,391	26.92	194,366

(1)
Includes shares of the Corporation’s common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.

(2)
On June 28, 2018, following the Federal Reserve’s non-objection to our 2018 CCAR capital plan, the Board authorized the repurchase of approximately $20.6 billion in common stock from July 1, 2018 through June 30, 2019, including approximately $600 million to offset the effect of equity-based compensation issuances during the same period. During the three months ended December 31, 2018, pursuant to the Board’s authorizations, the Corporation repurchased $5.2 billion of common stock, which included common stock repurchases to offset equity-based compensation awards. On February 7, 2019, the Corporation announced that the Board authorized the repurchase of an additional $2.5 billion of common stock during the first and second quarters of 2019. Amounts shown do not include this additional repurchase authority. For more information, see Capital Management -- CCAR and Capital Planning on page 43 and Note 13 – Shareholders’ Equity to the Consolidated Financial Statements.

The Corporation did not have any unregistered sales of equity securities during the three months ended December 31, 2018.
Item 6. Selected Financial Data
See Tables 8 and 9 in the MD&A beginning on page 26, which are incorporated herein by reference.

Bank of America 2018 18

Item 7. Bank of America Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

19 Bank of America 2018

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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of this Annual Report on Form 10-K: the Corporation’s potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions and the possibility that amounts may be in excess of the Corporation’s recorded liability and estimated range of possible loss for litigation and regulatory exposures; the possibility that the Corporation could face increased servicing, securities, fraud, indemnity, contribution or other claims from one or more counterparties, including trustees, purchasers of loans, underwriters, issuers, other parties involved in securitizations, monolines or private-label and other investors; the possibility that future representations and warranties losses may occur in excess of the Corporation’s recorded liability and estimated range of possible loss for its representations and warranties exposures; the Corporation’s ability to resolve representations and warranties repurchase and related claims, including claims brought by investors or trustees seeking to avoid the statute of limitations for repurchase claims; the risks related to the discontinuation of the London InterBank Offered Rate and other reference rates, including increased expenses and litigation and the effectiveness of hedging strategies; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates, inflation, currency exchange rates, economic conditions, trade policies, including tariffs, and potential geopolitical instability; the impact on the Corporation’s business, financial condition and results of operations of a potential higher interest rate environment; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties; the Corporation’s ability to achieve its expense targets and expectations regarding net interest income, net charge-offs, loan growth or other projections; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements and/or global systemically important bank surcharges; the success of our reorganization of Merrill Lynch, Pierce, Fenner & Smith Incorporated; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of regulations, other guidance or additional information on the impact from the Tax Cuts and Jobs Act; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including, but not limited to, recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards and derivatives regulations; a failure in or breach of the Corporation’s operational or security systems or infrastructure, or those of third parties, including as a result of cyber-attacks; the impact on the Corporation’s business, financial condition and results of operations from the planned exit of the United Kingdom from the European Union; the impact of a prolonged federal government shutdown and uncertainty regarding the federal government’s debt limit; and other similar matters.
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
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “the Corporation” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At December 31, 2018, the Corporation had approximately $2.4 trillion in assets and a headcount of approximately 204,000 employees.
As of December 31, 2018, we served clients through operations across the U.S., its territories and more than 35 countries. Our retail banking footprint covers approximately 85 percent of the U.S. population, and we serve approximately 66 million consumer and small business clients with approximately 4,300 retail financial centers, approximately 16,300 ATMs, and

Bank of America 2018 20

leading digital banking platforms (www.bankofamerica.com) with more than 36 million active users, including over 26 million active mobile users. We offer industry-leading support to approximately three million small business owners. Our wealth management businesses, with client balances of approximately $2.6 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
Recent Developments
Capital Management
During 2018, we repurchased $20.1 billion of common stock pursuant to the Board of Directors’ (the Board) repurchase authorizations under our 2018 and 2017 Comprehensive Capital Analysis and Review (CCAR) plans, including repurchases to offset equity-based compensation awards. Also, in addition to the previously announced repurchases associated with the 2018 CCAR capital plan, on February 7, 2019, we announced a plan to repurchase an additional $2.5 billion of common stock through June 30, 2019, which was approved by the Board of Governors of the Federal Reserve System (Federal Reserve). For additional information, see Capital Management on page 43.
U.K. Exit from the EU
We conduct business in Europe, the Middle East and Africa primarily through our subsidiaries in the U.K. and Ireland. A referendum held in the U.K. in 2016 resulted in a majority vote in favor of exiting the European Union (EU). In March 2017, the U.K. notified the EU of its intent to withdraw from the EU, which is scheduled to occur on March 29, 2019. Negotiations between the U.K. and the EU regarding the terms, conditions and timing of the withdrawal are ongoing and the outcome remains uncertain. In preparation for the withdrawal, we have implemented changes to our operating model in the region, including establishing our principal EU banking and broker-dealer operations outside the U.K. The changes are expected to enable us to continue to service our clients with minimal disruption, retain operational flexibility, minimize transition risks and maximize legal entity efficiencies, independent of the outcome and timing of the withdrawal.
LIBOR and Other Benchmark Rates
The U.K. Financial Conduct Authority (FCA), which regulates the London InterBank Offered Rate (LIBOR), announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. This announcement along with financial benchmark reforms more generally and changes in the interbank lending markets have resulted in uncertainty about the future of LIBOR and certain other rates or indices used as interest rate “benchmarks.” These actions and uncertainties may trigger future changes in the rules or methodologies used to calculate benchmarks or lead to the discontinuation or unavailability of benchmarks.
The Corporation has established an enterprise-wide initiative to identify, assess and monitor risks associated with the potential discontinuation or unavailability of benchmarks, including LIBOR, and the transition to alternative reference rates. As part of this initiative, the Corporation is actively engaged with global regulators, industry working groups and trade associations to develop strategies for transitions from current benchmarks to alternative reference rates. We are updating our operational processes and models to support new alternative reference rate activity. In addition, we continue to analyze and evaluate legacy contracts across all products to determine the impact of a discontinuation of LIBOR or other benchmarks and to address consequential changes to those legacy contracts. Certain actions required to mitigate risks associated with the unavailability of benchmarks and implementation of new methodologies and contractual mechanics are dependent on a consensus being reached by the industry or the markets in various jurisdictions around the world. As a result, there is uncertainty as to the solutions that will be developed to address the unavailability of LIBOR or other benchmarks, as well as the overall impact to our businesses, operations and results. Additionally, any transition from current benchmarks may alter the Corporation’s risk profiles and models, valuation tools, product design and effectiveness of hedging strategies, as well as increase the costs and risks related to potential regulatory requirements.
Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data

(Dollars in millions, except per share information)	2018	2017
Income statement
Net interest income	$47,432	$44,667
Noninterest income	43,815	42,685
Total revenue, net of interest expense	91,247	87,352
Provision for credit losses	3,282	3,396
Noninterest expense	53,381	54,743
Income before income taxes	34,584	29,213
Income tax expense	6,437	10,981
Net income	28,147	18,232
Preferred stock dividends	1,451	1,614
Net income applicable to common shareholders	$26,696	$16,618

Per common share information
Earnings	$2.64	$1.63
Diluted earnings	2.61	1.56
Dividends paid	0.54	0.39
Performance ratios
Return on average assets	1.21%	0.80%
Return on average common shareholders’ equity	11.04	6.72
Return on average tangible common shareholders’ equity (1)	15.55	9.41
Efficiency ratio	58.50	62.67
Balance sheet at year end
Total loans and leases	$946,895	$936,749
Total assets	2,354,507	2,281,234
Total deposits	1,381,476	1,309,545
Total common shareholders’ equity	242,999	244,823
Total shareholders’ equity	265,325	267,146

(1)
Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to accounting principles generally accepted in the United States of America (GAAP) financial measures, see on page 25.

Net income was $28.1 billion, or $2.61 per diluted share in 2018 compared to $18.2 billion, or $1.56 per diluted share in 2017. The improvement in net income was driven by a decrease in income tax expense due to the impacts of the Tax Cuts and Jobs Act (the Tax Act), an increase in net interest income, higher noninterest income, lower provision for credit losses and a decline in noninterest expense. Impacts from the Tax Act include a reduction in the federal corporate income tax rate to 21 percent from 35 percent. In addition, results for 2017 included a reduction in net income of $2.9 billion due to the Tax Act, driven largely by a lower valuation of certain U.S. deferred tax assets and liabilities.

21 Bank of America 2018

Net Interest Income
Net interest income increased $2.8 billion to $47.4 billion in 2018 compared to 2017. Net interest yield on a fully taxable-equivalent (FTE) basis increased five basis points (bps) to 2.42 percent for 2018. These increases were primarily driven by higher interest rates as well as loan and deposit growth, partially offset by tightening spreads, higher Global Markets funding costs and the impact of the sale of the non-U.S. consumer credit card business in 2017. For more information on net interest yield and the FTE basis, see Supplemental Financial Data on page 24, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 74.
Noninterest Income

Table 2	Noninterest Income

(Dollars in millions)		2018	2017
Card income		$6,051	$5,902
Service charges		7,767	7,818
Investment and brokerage services		14,160	13,836
Investment banking income		5,327	6,011
Trading account profits		8,540	7,277
Other income		1,970	1,841
Total noninterest income		$43,815	$42,685
Noninterest income increased $1.1 billion to $43.8 billion in 2018 compared to 2017. The following highlights the significant changes.

●
Card income increased $149 million primarily driven by an increase in credit and debit card spending, as well as increased late fees and annual fees, partially offset by higher rewards costs, lower cash advance fees, and the impact of the sale of the non-U.S. consumer credit card business in 2017.

•
Investment and brokerage services income increased $324 million primarily due to assets under management (AUM) flows and higher market valuations, partially offset by the impact of changing market dynamics on transactional revenue and AUM pricing.

●	Investment banking income decreased $684 million .

●
Trading account profits increased $1.3 billion primarily due to increased client activity in equity financing and derivatives, higher market interest rates and strong trading performance in equity derivatives, partially offset by weakness in credit products.

●
Other income increased $129 million primarily due to gains on sales of consumer real estate loans, primarily non-core, of $731 million, offset by a $729 million charge related to the redemption of certain trust preferred securities in 2018. Other income for 2017 included a downward valuation adjustment of $946 million on tax-advantaged energy investments in connection with the Tax Act and a $793 million pretax gain recognized in connection with the sale of the non-U.S. consumer credit card business.

Provision for Credit Losses
The provision for credit losses decreased $114 million to $3.3 billion in 2018 compared to 2017, primarily reflecting a 2017 single-name non-U.S. commercial charge-off and improvement in the commercial portfolio. In the consumer portfolio, the impact of the sale of the non-U.S. consumer credit card business in 2017 was more than offset by a slower pace of improvement in the consumer real estate portfolio, and portfolio seasoning and loan growth in the U.S. credit card portfolio. For more information on the provision for credit losses, see Provision for Credit Losses on page 67.
Noninterest Expense

Table 3	Noninterest Expense

(Dollars in millions)		2018	2017
Personnel		$31,880	$31,931
Occupancy		4,066	4,009
Equipment		1,705	1,692
Marketing		1,674	1,746
Professional fees		1,699	1,888
Data processing		3,222	3,139
Telecommunications		699	699
Other general operating		8,436	9,639
Total noninterest expense		$53,381	$54,743
Noninterest expense decreased $1.4 billion to $53.4 billion in 2018 compared to 2017. The decrease was primarily due to lower other general operating expense, primarily driven by a decline in litigation and Federal Deposit Insurance Corporation (FDIC) expense as well as a $316 million impairment charge in 2017 related to certain data centers.
Income Tax Expense

Table 4	Income Tax Expense

(Dollars in millions)		2018	2017
Income before income taxes		$34,584	$29,213
Income tax expense		6,437	10,981
Effective tax rate		18.6%	37.6%
Tax expense for 2018 reflected the new 21 percent federal income tax rate and the other provisions of the Tax Act, as well as our recurring tax preference benefits.
Tax expense for 2017 included a charge of $1.9 billion reflecting the initial impact of the Tax Act, including a tax charge of $2.3 billion related primarily to a lower valuation of certain deferred tax assets and liabilities and a $347 million tax benefit on the pretax loss from the lower valuation of our tax-advantaged energy investments. Other than the impact of the Tax Act, the effective tax rate for 2017 was driven by our recurring tax preference benefits as well as an expense from the sale of the non-U.S. consumer credit card business, largely offset by benefits related to stock-based compensation and the restructuring of certain subsidiaries.
We expect the effective tax rate for 2019 to be approximately 19 percent, absent unusual items.

Bank of America 2018 22

Balance Sheet Overview

Table 5	Selected Balance Sheet Data

		December 31
(Dollars in millions)		2018	2017	% Change
Assets
Cash and cash equivalents		$177,404	$157,434	13%
Federal funds sold and securities borrowed or purchased under agreements to resell		261,131	212,747	23
Trading account assets		214,348	209,358	2
Debt securities		441,753	440,130	—
Loans and leases		946,895	936,749	1
Allowance for loan and lease losses		(9,601)	(10,393)	(8)
All other assets		322,577	335,209	(4)
Total assets		$2,354,507	$2,281,234	3
Liabilities
Deposits		$1,381,476	$1,309,545	5
Federal funds purchased and securities loaned or sold under agreements to repurchase		186,988	176,865	6
Trading account liabilities		68,220	81,187	(16)
Short-term borrowings		20,189	32,666	(38)
Long-term debt		229,340	227,402	1
All other liabilities		202,969	186,423	9
Total liabilities		2,089,182	2,014,088	4
Shareholders’ equity		265,325	267,146	(1)
Total liabilities and shareholders’ equity		$2,354,507	$2,281,234	3
Assets
At December 31, 2018, total assets were approximately $2.4 trillion, up $73.3 billion from December 31, 2017. The increase in assets was primarily due to higher securities borrowed or purchased under agreements to resell due to investment of excess cash levels in higher yielding assets and increased client activity, and higher cash and cash equivalents driven by deposit growth.
Cash and Cash Equivalents
Cash and cash equivalents increased $20.0 billion primarily driven by deposit growth, partially offset by investment of short-term excess cash into securities purchased under agreements to resell, and loan growth.
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Federal funds transactions involve lending reserve balances on a short-term basis. Securities borrowed or purchased under agreements to resell are collateralized lending transactions utilized to accommodate customer transactions, earn interest rate spreads, and obtain securities for settlement and for collateral. Federal funds sold and securities borrowed or purchased under agreements to resell increased $48.4 billion due to investment of excess cash levels in higher yielding assets and a higher level of customer financing activity.
Trading Account Assets
Trading account assets consist primarily of long positions in equity and fixed-income securities including U.S. government and agency securities, corporate securities and non-U.S. sovereign debt. Trading account assets increased $5.0 billion primarily driven by additional inventory in fixed-income, currencies and commodities (FICC) to meet expected client demand.
Debt Securities
Debt securities primarily include U.S. Treasury and agency securities, mortgage-backed securities (MBS), principally agency MBS, non-U.S. bonds, corporate bonds and municipal debt. We use the debt securities portfolio primarily to manage interest rate and liquidity risk and to take advantage of market conditions that create economically attractive returns on these investments. Debt securities increased $1.6 billion primarily driven by the deployment of deposit inflows. In 2018, the Corporation transferred available-for-sale (AFS) debt securities with an amortized cost of $64.5 billion to held to maturity. For more information on debt securities, see Note 4 – Securities to the Consolidated Financial Statements.
Loans and Leases
Loans and leases increased $10.1 billion primarily due to net loan growth driven by client demand for commercial loans and increases in residential mortgage. For more information on the loan portfolio, see Credit Risk Management on page 51.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses decreased $792 million primarily due to the impact of improvements in credit quality from a stronger economy and continued runoff and sales in the non-core consumer real estate portfolio. For additional information, see Allowance for Credit Losses on page 67.
Liabilities
At December 31, 2018, total liabilities were approximately $2.1 trillion, up $75.1 billion from December 31, 2017, primarily due to deposit growth.
Deposits
Deposits increased $71.9 billion primarily due to an increase in retail deposits.
Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase
Federal funds transactions involve borrowing reserve balances on a short-term basis. Securities loaned or sold under agreements to repurchase are collateralized borrowing transactions utilized to accommodate customer transactions, earn interest rate spreads and finance assets on the balance sheet. Federal funds purchased and securities loaned or sold under agreements to repurchase increased $10.1 billion primarily due to an increase in matched book funding within Global Markets.

23 Bank of America 2018

Trading Account Liabilities
Trading account liabilities consist primarily of short positions in equity and fixed-income securities including U.S. Treasury and agency securities, corporate securities and non-U.S. sovereign debt. Trading account liabilities decreased $13.0 billion primarily due to lower levels of short positions in government and corporate bonds driven by expected client demand within Global Markets.
Short-term Borrowings
Short-term borrowings provide an additional funding source and primarily consist of Federal Home Loan Bank (FHLB) short-term borrowings, notes payable and various other borrowings that generally have maturities of one year or less. Short-term borrowings decreased $12.5 billion primarily due to a decrease in short-term FHLB advances. For more information on short-term borrowings, see Note 10 – Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash to the Consolidated Financial Statements.
Long-term Debt
Long-term debt increased $1.9 billion primarily driven by issuances outpacing maturities and redemptions. For more information on long-term debt, see Note 11 – Long-term Debt to the Consolidated Financial Statements.
Shareholders’ Equity
Shareholders’ equity decreased $1.8 billion driven by returns of capital to shareholders of $27.0 billion through common and preferred stock dividends and share repurchases and a $4.0 billion after-tax decrease in the fair value of AFS debt securities recorded in accumulated other comprehensive income (OCI), largely offset by earnings.
Cash Flows Overview
The Corporation’s operating assets and liabilities support our global markets and lending activities. We believe that cash flows from operations, available cash balances and our ability to generate cash through short- and long-term debt are sufficient to fund our operating liquidity needs. Our investing activities primarily include the debt securities portfolio and loans and leases. Our financing activities reflect cash flows primarily related to customer deposits, securities financing agreements and long-term debt. For more information on liquidity, see Liquidity Risk on page 47.
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

We view net interest income and related ratios and analyses on an FTE basis, which when presented on a consolidated basis, are non-GAAP financial measures. To derive the FTE basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before-tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we used the federal statutory tax rate of 21 percent for 2018 (35 percent for all prior periods) and a representative state tax rate. Net interest yield, which measures the basis points we earn over the cost of funds, utilizes net interest income (and thus total revenue) on an FTE basis. We believe that presentation of these items on an FTE basis allows for comparison of amounts from both taxable and tax-exempt sources and is consistent with industry practices.
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

Bank of America 2018 24

Non-GAAP Reconciliations
Tables 6 and 7 provide reconciliations of certain non-GAAP financial measures to GAAP financial measures.

Table 6	Five-year Reconciliations to GAAP Financial Measures (1)

(Dollars in millions, shares in thousands)	2018	2017	2016	2015	2014
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$264,748	$271,289	$265,843	$251,384	$238,317
Goodwill	(68,951)	(69,286)	(69,750)	(69,772)	(69,809)
Intangible assets (excluding MSRs)	(2,058)	(2,652)	(3,382)	(4,201)	(5,109)
Related deferred tax liabilities	906	1,463	1,644	1,852	2,090
Tangible shareholders’ equity	$194,645	$200,814	$194,355	$179,263	$165,489
Preferred stock	(22,949)	(24,188)	(24,656)	(21,808)	(15,410)
Tangible common shareholders’ equity	$171,696	$176,626	$169,699	$157,455	$150,079
Reconciliation of year-end shareholders’ equity to year-end tangible shareholders’ equity and year-end tangible common shareholders’ equity
Shareholders’ equity	$265,325	$267,146	$266,195	$255,615	$243,476
Goodwill	(68,951)	(68,951)	(69,744)	(69,761)	(69,777)
Intangible assets (excluding MSRs)	(1,774)	(2,312)	(2,989)	(3,768)	(4,612)
Related deferred tax liabilities	858	943	1,545	1,716	1,960
Tangible shareholders’ equity	$195,458	$196,826	$195,007	$183,802	$171,047
Preferred stock	(22,326)	(22,323)	(25,220)	(22,272)	(19,309)
Tangible common shareholders’ equity	$173,132	$174,503	$169,787	$161,530	$151,738
Reconciliation of year-end assets to year-end tangible assets
Assets	$2,354,507	$2,281,234	$2,188,067	$2,144,606	$2,104,539
Goodwill	(68,951)	(68,951)	(69,744)	(69,761)	(69,777)
Intangible assets (excluding MSRs)	(1,774)	(2,312)	(2,989)	(3,768)	(4,612)
Related deferred tax liabilities	858	943	1,545	1,716	1,960
Tangible assets	$2,284,640	$2,210,914	$2,116,879	$2,072,793	$2,032,110

(1)
Presents reconciliations of non-GAAP financial measures to GAAP financial measures. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 24.

Table 7	Quarterly Reconciliations to GAAP Financial Measures (1)

	2018 Quarters				2017 Quarters
(Dollars in millions)	Fourth	Third	Second	First	Fourth	Third	Second	First
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$263,698	$264,653	$265,181	$265,480	$273,162	$273,238	$270,977	$267,700
Goodwill	(68,951)	(68,951)	(68,951)	(68,951)	(68,954)	(68,969)	(69,489)	(69,744)
Intangible assets (excluding MSRs)	(1,857)	(1,992)	(2,126)	(2,261)	(2,399)	(2,549)	(2,743)	(2,923)
Related deferred tax liabilities	874	896	916	939	1,344	1,465	1,506	1,539
Tangible shareholders’ equity	$193,764	$194,606	$195,020	$195,207	$203,153	$203,185	$200,251	$196,572
Preferred stock	(22,326)	(22,841)	(23,868)	(22,767)	(22,324)	(24,024)	(25,221)	(25,220)
Tangible common shareholders’ equity	$171,438	$171,765	$171,152	$172,440	$180,829	$179,161	$175,030	$171,352
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity and period-end tangible common shareholders’ equity
Shareholders’ equity	$265,325	$262,158	$264,216	$266,224	$267,146	$271,969	$270,660	$267,990
Goodwill	(68,951)	(68,951)	(68,951)	(68,951)	(68,951)	(68,968)	(68,969)	(69,744)
Intangible assets (excluding MSRs)	(1,774)	(1,908)	(2,043)	(2,177)	(2,312)	(2,459)	(2,610)	(2,827)
Related deferred tax liabilities	858	878	900	920	943	1,435	1,471	1,513
Tangible shareholders’ equity	$195,458	$192,177	$194,122	$196,016	$196,826	$201,977	$200,552	$196,932
Preferred stock	(22,326)	(22,326)	(23,181)	(24,672)	(22,323)	(22,323)	(25,220)	(25,220)
Tangible common shareholders’ equity	$173,132	$169,851	$170,941	$171,344	$174,503	$179,654	$175,332	$171,712
Reconciliation of period-end assets to period-end tangible assets
Assets	$2,354,507	$2,338,833	$2,291,670	$2,328,478	$2,281,234	$2,284,174	$2,254,714	$2,247,794
Goodwill	(68,951)	(68,951)	(68,951)	(68,951)	(68,951)	(68,968)	(68,969)	(69,744)
Intangible assets (excluding MSRs)	(1,774)	(1,908)	(2,043)	(2,177)	(2,312)	(2,459)	(2,610)	(2,827)
Related deferred tax liabilities	858	878	900	920	943	1,435	1,471	1,513
Tangible assets	$2,284,640	$2,268,852	$2,221,576	$2,258,270	$2,210,914	$2,214,182	$2,184,606	$2,176,736

(1)
Presents reconciliations of non-GAAP financial measures to GAAP financial measures. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 24.

25 Bank of America 2018

Table 8	Five-year Summary of Selected Financial Data

(In millions, except per share information)		2018	2017	2016	2015	2014
Income statement
Net interest income		$47,432	$44,667	$41,096	$38,958	$40,779
Noninterest income		43,815	42,685	42,605	44,007	45,115
Total revenue, net of interest expense		91,247	87,352	83,701	82,965	85,894
Provision for credit losses		3,282	3,396	3,597	3,161	2,275
Noninterest expense		53,381	54,743	55,083	57,617	75,656
Income before income taxes		34,584	29,213	25,021	22,187	7,963
Income tax expense		6,437	10,981	7,199	6,277	2,443
Net income		28,147	18,232	17,822	15,910	5,520
Net income applicable to common shareholders		26,696	16,618	16,140	14,427	4,476
Average common shares issued and outstanding		10,096.5	10,195.6	10,284.1	10,462.3	10,527.8
Average diluted common shares issued and outstanding		10,236.9	10,778.4	11,046.8	11,236.2	10,584.5
Performance ratios
Return on average assets		1.21%	0.80%	0.81%	0.74%	0.26%
Return on average common shareholders’ equity		11.04	6.72	6.69	6.28	2.01
Return on average tangible common shareholders’ equity (1)		15.55	9.41	9.51	9.16	2.98
Return on average shareholders’ equity		10.63	6.72	6.70	6.33	2.32
Return on average tangible shareholders’ equity (1)		14.46	9.08	9.17	8.88	3.34
Total ending equity to total ending assets		11.27	11.71	12.17	11.92	11.57
Total average equity to total average assets		11.39	11.96	12.14	11.64	11.11
Dividend payout		20.31	24.24	15.94	14.49	28.20
Per common share data
Earnings		$2.64	$1.63	$1.57	$1.38	$0.43
Diluted earnings		2.61	1.56	1.49	1.31	0.42
Dividends paid		0.54	0.39	0.25	0.20	0.12
Book value		25.13	23.80	23.97	22.48	21.32
Tangible book value (1)		17.91	16.96	16.89	15.56	14.43
Market capitalization		$238,251	$303,681	$222,163	$174,700	$188,141
Average balance sheet
Total loans and leases		$933,049	$918,731	$900,433	$876,787	$898,703
Total assets		2,325,246	2,268,633	2,190,218	2,160,536	2,145,393
Total deposits		1,314,941	1,269,796	1,222,561	1,155,860	1,124,207
Long-term debt		230,693	225,133	228,617	240,059	253,607
Common shareholders’ equity		241,799	247,101	241,187	229,576	222,907
Total shareholders’ equity		264,748	271,289	265,843	251,384	238,317
Asset quality (2)
Allowance for credit losses (3)		$10,398	$11,170	$11,999	$12,880	$14,947
Nonperforming loans, leases and foreclosed properties (4)		5,244	6,758	8,084	9,836	12,629
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (4)		1.02%	1.12%	1.26%	1.37%	1.66%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (4)		194	161	149	130	121
Net charge-offs (5)		$3,763	$3,979	$3,821	$4,338	$4,383
Net charge-offs as a percentage of average loans and leases outstanding (4, 5)		0.41%	0.44%	0.43%	0.50%	0.49%
Capital ratios at year end (6)
Common equity tier 1 capital		11.6%	11.5%	10.8%	9.8%	9.6%
Tier 1 capital		13.2	13.0	12.4	11.2	11.0
Total capital		15.1	14.8	14.2	12.8	12.7
Tier 1 leverage		8.4	8.6	8.8	8.4	7.8
Supplementary leverage ratio		6.8	n/a	n/a	n/a	n/a
Tangible equity (1)		8.6	8.9	9.2	8.9	8.4
Tangible common equity (1)		7.6	7.9	8.0	7.8	7.5

(1)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 24.

(2)
Asset quality metrics include $75 million of non-U.S. consumer credit card net charge-offs in 2017 and $243 million of non-U.S. consumer credit card allowance for loan and lease losses, $9.2 billion of non-U.S. consumer credit card loans and $175 million of non-U.S. consumer credit card net charge-offs in 2016. The Corporation sold its non-U.S. consumer credit card business in 2017.

(3)	Includes the allowance for loan and leases losses and the reserve for unfunded lending commitments.

(4)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 58 and corresponding Table 31 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 63 and corresponding Table 38.

(5)
Net charge-offs exclude $273 million, $207 million, $340 million, $808 million and $810 million of write-offs in the purchased credit-impaired (PCI) loan portfolio for 2018, 2017, 2016, 2015 and 2014, respectively.

(6)
Basel 3 transition provisions for regulatory capital adjustments and deductions were fully phased-in as of January 1, 2018. Prior periods are presented on a fully phased-in basis. For additional information, including which approach is used to assess capital adequacy, see Capital Management on page 43.

n/a = not applicable

Bank of America 2018 26

Table 9	Selected Quarterly Financial Data

	2018 Quarters				2017 Quarters
(In millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement
Net interest income	$12,304	$11,870	$11,650	$11,608	$11,462	$11,161	$10,986	$11,058
Noninterest income (1)	10,432	10,907	10,959	11,517	8,974	10,678	11,843	11,190
Total revenue, net of interest expense	22,736	22,777	22,609	23,125	20,436	21,839	22,829	22,248
Provision for credit losses	905	716	827	834	1,001	834	726	835
Noninterest expense	13,133	13,067	13,284	13,897	13,274	13,394	13,982	14,093
Income before income taxes	8,698	8,994	8,498	8,394	6,161	7,611	8,121	7,320
Income tax expense (1)	1,420	1,827	1,714	1,476	3,796	2,187	3,015	1,983
Net income (1)	7,278	7,167	6,784	6,918	2,365	5,424	5,106	5,337
Net income applicable to common shareholders	7,039	6,701	6,466	6,490	2,079	4,959	4,745	4,835
Average common shares issued and outstanding	9,855.8	10,031.6	10,181.7	10,322.4	10,470.7	10,197.9	10,013.5	10,099.6
Average diluted common shares issued and outstanding	9,996.0	10,170.8	10,309.4	10,472.7	10,621.8	10,746.7	10,834.8	10,919.7
Performance ratios
Return on average assets	1.24%	1.23%	1.17%	1.21%	0.41%	0.95%	0.90%	0.97%
Four-quarter trailing return on average assets (2)	1.21	1.00	0.93	0.86	0.80	0.91	0.89	0.88
Return on average common shareholders’ equity	11.57	10.99	10.75	10.85	3.29	7.89	7.75	8.09
Return on average tangible common shareholders’ equity (3)	16.29	15.48	15.15	15.26	4.56	10.98	10.87	11.44
Return on average shareholders’ equity	10.95	10.74	10.26	10.57	3.43	7.88	7.56	8.09
Return on average tangible shareholders’ equity (3)	14.90	14.61	13.95	14.37	4.62	10.59	10.23	11.01
Total ending equity to total ending assets	11.27	11.21	11.53	11.43	11.71	11.91	12.00	11.92
Total average equity to total average assets	11.30	11.42	11.42	11.41	11.87	12.03	11.94	12.00
Dividend payout	20.90	22.35	18.83	19.06	60.35	25.59	15.78	15.64
Per common share data
Earnings	$0.71	$0.67	$0.64	$0.63	$0.20	$0.49	$0.47	$0.48
Diluted earnings	0.70	0.66	0.63	0.62	0.20	0.46	0.44	0.45
Dividends paid	0.15	0.15	0.12	0.12	0.12	0.12	0.075	0.075
Book value	25.13	24.33	24.07	23.74	23.80	23.87	24.85	24.34
Tangible book value (3)	17.91	17.23	17.07	16.84	16.96	17.18	17.75	17.22
Market capitalization	$238,251	$290,424	$282,259	$305,176	$303,681	$264,992	$239,643	$235,291
Average balance sheet
Total loans and leases	$934,721	$930,736	$934,818	$931,915	$927,790	$918,129	$914,717	$914,144
Total assets	2,334,586	2,317,829	2,322,678	2,325,878	2,301,687	2,271,104	2,269,293	2,231,649
Total deposits	1,344,951	1,316,345	1,300,659	1,297,268	1,293,572	1,271,711	1,256,838	1,256,632
Long-term debt	230,616	233,475	229,037	229,603	227,644	227,309	224,019	221,468
Common shareholders’ equity	241,372	241,812	241,313	242,713	250,838	249,214	245,756	242,480
Total shareholders’ equity	263,698	264,653	265,181	265,480	273,162	273,238	270,977	267,700
Asset quality (4)
Allowance for credit losses (5)	$10,398	$10,526	$10,837	$11,042	$11,170	$11,455	$11,632	$11,869
Nonperforming loans, leases and foreclosed properties (6)	5,244	5,449	6,181	6,694	6,758	6,869	7,127	7,637
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (6)	1.02%	1.05%	1.08%	1.11%	1.12%	1.16%	1.20%	1.25%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (6)	194	189	170	161	161	163	160	156
Net charge-offs (7)	$924	$932	$996	$911	$1,237	$900	$908	$934
Annualized net charge-offs as a percentage of average loans and leases outstanding (6, 7)	0.39%	0.40%	0.43%	0.40%	0.53%	0.39%	0.40%	0.42%
Capital ratios at period end (8)
Common equity tier 1 capital	11.6%	11.4%	11.4%	11.3%	11.5%	11.9%	11.5%	11.0%
Tier 1 capital	13.2	12.9	13.0	13.0	13.0	13.4	13.2	12.6
Total capital	15.1	14.7	14.8	14.8	14.8	15.1	15.0	14.3
Tier 1 leverage	8.4	8.3	8.4	8.4	8.6	8.9	8.8	8.8
Supplementary leverage ratio	6.8	6.7	6.7	6.8	n/a	n/a	n/a	n/a
Tangible equity (3)	8.6	8.5	8.7	8.7	8.9	9.1	9.2	9.1
Tangible common equity (3)	7.6	7.5	7.7	7.6	7.9	8.1	8.0	7.9

(1)	Net income for the fourth quarter of 2017 included a charge of $2.9 billion related to the Tax Act effects which consisted of $946 million in noninterest income and $1.9 billion in income tax expense.

(2)	Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.

(3)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 24.

(4)
Asset quality metrics include $31 million of non-U.S. consumer credit card net charge-offs for the second quarter of 2017 and $242 million of non-U.S. consumer credit card allowance for loan and lease losses, $9.5 billion of non-U.S. consumer credit card loans and $44 million of non-U.S. consumer credit card net charge-offs for the first quarter of 2017. The Corporation sold its non-U.S. consumer credit card business in the second quarter of 2017.

(5)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(6)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 58 and corresponding Table 31 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 63 and corresponding Table 38.

(7)
Net charge-offs exclude $107 million, $95 million, $36 million and $35 million of write-offs in the PCI loan portfolio in the fourth, third, second and first quarters of 2018, and $46 million, $73 million, $55 million and $33 million in the fourth, third, second and first quarters of 2017, respectively.

(8)
Basel 3 transition provisions for regulatory capital adjustments and deductions were fully phased-in as of January 1, 2018. Prior periods are presented on a fully phased-in basis. For additional information, including which approach is used to assess capital adequacy, see Capital Management on page 43.

n/a = not applicable

27 Bank of America 2018

Table 10	Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
(Dollars in millions)	2018			2017			2016
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$139,848	$1,926	1.38%	$127,431	$1,122	0.88%	$133,374	$605	0.45%
Time deposits placed and other short-term investments	9,446	216	2.29	12,112	241	1.99	9,026	140	1.55
Federal funds sold and securities borrowed or purchased under agreements to resell (1)	251,328	3,176	1.26	222,818	1,806	0.81	216,161	967	0.45
Trading account assets	132,724	4,901	3.69	129,007	4,618	3.58	129,766	4,563	3.52
Debt securities	437,312	11,837	2.66	435,005	10,626	2.44	418,289	9,263	2.23
Loans and leases (2):
Residential mortgage	207,523	7,294	3.51	197,766	6,831	3.45	188,250	6,488	3.45
Home equity	53,886	2,573	4.77	62,260	2,608	4.19	71,760	2,713	3.78
U.S. credit card	94,612	9,579	10.12	91,068	8,791	9.65	87,905	8,170	9.29
Non-U.S. credit card (3)	—	—	—	3,929	358	9.12	9,527	926	9.72
Direct/Indirect and other consumer (4)	93,036	3,104	3.34	96,002	2,734	2.85	94,148	2,371	2.52
Total consumer	449,057	22,550	5.02	451,025	21,322	4.73	451,590	20,668	4.58
U.S. commercial	304,387	11,937	3.92	292,452	9,765	3.34	276,887	8,101	2.93
Non-U.S. commercial	97,664	3,220	3.30	95,005	2,566	2.70	93,263	2,337	2.51
Commercial real estate (5)	60,384	2,618	4.34	58,502	2,116	3.62	57,547	1,773	3.08
Commercial lease financing	21,557	698	3.24	21,747	706	3.25	21,146	627	2.97
Total commercial	483,992	18,473	3.82	467,706	15,153	3.24	448,843	12,838	2.86
Total loans and leases (3)	933,049	41,023	4.40	918,731	36,475	3.97	900,433	33,506	3.72
Other earning assets (1)	76,524	4,300	5.62	76,957	3,224	4.19	59,775	2,496	4.18
Total earning assets (1,6)	1,980,231	67,379	3.40	1,922,061	58,112	3.02	1,866,824	51,540	2.76
Cash and due from banks	25,830			27,995			27,893
Other assets, less allowance for loan and lease losses	319,185			318,577			295,501
Total assets	$2,325,246			$2,268,633			$2,190,218
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$54,226	$6	0.01%	$53,783	$5	0.01%	$49,495	$5	0.01%
NOW and money market deposit accounts	676,382	2,636	0.39	628,647	873	0.14	589,737	294	0.05
Consumer CDs and IRAs	39,823	157	0.39	44,794	121	0.27	48,594	133	0.27
Negotiable CDs, public funds and other deposits	50,593	991	1.96	36,782	354	0.96	32,889	160	0.49
Total U.S. interest-bearing deposits	821,024	3,790	0.46	764,006	1,353	0.18	720,715	592	0.08
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	2,312	39	1.69	2,442	21	0.85	3,891	32	0.82
Governments and official institutions	810	—	0.01	1,006	10	0.95	1,437	9	0.64
Time, savings and other	65,097	666	1.02	62,386	547	0.88	59,183	382	0.65
Total non-U.S. interest-bearing deposits	68,219	705	1.03	65,834	578	0.88	64,511	423	0.66
Total interest-bearing deposits	889,243	4,495	0.51	829,840	1,931	0.23	785,226	1,015	0.13
Federal funds purchased, securities loaned or sold under agreements to repurchase, short-term borrowings and other interest-bearing liabilities (1)	269,748	5,839	2.17	274,975	3,146	1.14	252,585	1,933	0.77
Trading account liabilities	50,928	1,358	2.67	45,518	1,204	2.64	37,897	1,018	2.69
Long-term debt	230,693	7,645	3.31	225,133	6,239	2.77	228,617	5,578	2.44
Total interest-bearing liabilities (1,6)	1,440,612	19,337	1.34	1,375,466	12,520	0.91	1,304,325	9,544	0.73
Noninterest-bearing sources:
Noninterest-bearing deposits	425,698			439,956			437,335
Other liabilities (1)	194,188			181,922			182,715
Shareholders’ equity	264,748			271,289			265,843
Total liabilities and shareholders’ equity	$2,325,246			$2,268,633			$2,190,218
Net interest spread			2.06%			2.11%			2.03%
Impact of noninterest-bearing sources			0.36			0.26			0.22
Net interest income/yield on earning assets (7)		$48,042	2.42%		$45,592	2.37%		$41,996	2.25%

(1)	Certain prior-period amounts have been reclassified to conform to current period presentation.

(2)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.

(3)	Includes assets of the Corporation’s non-U.S. consumer credit card business, which was sold during the second quarter of 2017.

(4)	Includes non-U.S. consumer loans of $2.8 billion, $2.9 billion and $3.4 billion in 2018, 2017 and 2016, respectively.

(5)
Includes U.S. commercial real estate loans of $56.4 billion, $55.0 billion and $54.2 billion, and non-U.S. commercial real estate loans of $4.0 billion, $3.5 billion and $3.4 billion in 2018, 2017 and 2016, respectively.

(6)
Interest income includes the impact of interest rate risk management contracts, which decreased interest income on the underlying assets by $171 million, $44 million and $176 million in 2018, 2017 and 2016, respectively. Interest expense includes the impact of interest rate risk management contracts, which decreased interest expense on the underlying liabilities by $130 million, $1.4 billion and $2.1 billion in 2018, 2017 and 2016, respectively. For more information, see Interest Rate Risk Management for the Banking Book on page 74.

(7)	Net interest income includes FTE adjustments of $610 million, $925 million and $900 million in 2018, 2017 and 2016, respectively.

Bank of America 2018 28

Table 11	Analysis of Changes in Net Interest Income - FTE Basis

	Due to Change in (1)		Net Change	Due to Change in (1)		Net Change
	Volume	Rate		Volume	Rate
(Dollars in millions)	From 2017 to 2018			From 2016 to 2017
Increase (decrease) in interest income
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$109	$695	$804	$(32)	$549	$517
Time deposits placed and other short-term investments	(53)	28	(25)	48	53	101
Federal funds sold and securities borrowed or purchased under agreements to resell	230	1,140	1,370	36	803	839
Trading account assets	134	149	283	(22)	77	55
Debt securities	44	1,167	1,211	438	925	1,363
Loans and leases:
Residential mortgage	329	134	463	335	8	343
Home equity	(350)	315	(35)	(360)	255	(105)
U.S. credit card	339	449	788	290	331	621
Non-U.S. credit card (2)	(358)	—	(358)	(544)	(24)	(568)
Direct/Indirect and other consumer	(82)	452	370	48	315	363
Total consumer			1,228			654
U.S. commercial	402	1,770	2,172	468	1,196	1,664
Non-U.S. commercial	71	583	654	48	181	229
Commercial real estate	70	432	502	29	314	343
Commercial lease financing	(5)	(3)	(8)	19	60	79
Total commercial			3,320			2,315
Total loans and leases			4,548			2,969
Other earning assets	(18)	1,094	1,076	721	7	728
Total interest income			$9,267			$6,572
Increase (decrease) in interest expense
U.S. interest-bearing deposits:
Savings	$—	$1	$1	$—	$—	$—
NOW and money market deposit accounts	74	1,689	1,763	20	559	579
Consumer CDs and IRAs	(13)	49	36	(12)	—	(12)
Negotiable CDs, public funds and other deposits	132	505	637	20	174	194
Total U.S. interest-bearing deposits			2,437			761
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	(1)	19	18	(12)	1	(11)
Governments and official institutions	(2)	(8)	(10)	(3)	4	1
Time, savings and other	26	93	119	24	141	165
Total non-U.S. interest-bearing deposits			127			155
Total interest-bearing deposits			2,564			916
Federal funds purchased, securities loaned or sold under agreements to repurchase, short-term borrowings and other interest-bearing liabilities	(71)	2,764	2,693	184	1,029	1,213
Trading account liabilities	140	14	154	206	(20)	186
Long-term debt	151	1,255	1,406	(85)	746	661
Total interest expense			6,817			2,976
Net increase in net interest income (3)			$2,450			$3,596

(1)
The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of change attributable to the variance in rate for that category. The unallocated change in rate or volume variance is allocated between the rate and volume variances.

(2)	The Corporation sold its non-U.S. credit card business in the second quarter of 2017.

(3)	Includes changes in FTE basis adjustments of a $315 million decrease from 2017 to 2018 and a $25 million increase from 2016 to 2017.

29 Bank of America 2018

Business Segment Operations
Segment Description and Basis of Presentation
We report our results of operations through the following four business segments: Consumer Banking, GWIM, Global Banking and Global Markets, with the remaining operations recorded in All Other. We manage our segments and report their results on an FTE basis. For more information on our presentation of financial information on an FTE basis, see Supplemental Financial Data on page 24. The primary activities, products and businesses of the business segments and All Other are shown below.
We periodically review capital allocated to our businesses and allocate capital annually during the strategic and capital planning processes. We utilize a methodology that considers the effect of regulatory capital requirements in addition to internal risk-based capital models. Our internal risk-based capital models use a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk on page 40. The capital allocated to the business segments is referred to as allocated capital. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. For more information, including the definition of reporting unit, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.
For more information on the basis of presentation for business segments and reconciliations to consolidated total revenue, net income and year-end total assets, see Note 23 – Business Segment Information to the Consolidated Financial Statements.

Bank of America 2018 30

Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
(Dollars in millions)	2018	2017	2018	2017	2018	2017	% Change
Net interest income	$16,024	$13,353	$11,099	$10,954	$27,123	$24,307	12%
Noninterest income:
Card income	8	8	5,281	5,062	5,289	5,070	4
Service charges	4,298	4,265	2	1	4,300	4,266	1
All other income	430	391	381	487	811	878	(8)
Total noninterest income	4,736	4,664	5,664	5,550	10,400	10,214	2
Total revenue, net of interest expense	20,760	18,017	16,763	16,504	37,523	34,521	9

Provision for credit losses	195	201	3,469	3,324	3,664	3,525	4
Noninterest expense	10,522	10,388	7,191	7,407	17,713	17,795	—
Income before income taxes	10,043	7,428	6,103	5,773	16,146	13,201	22
Income tax expense	2,561	2,813	1,556	2,186	4,117	4,999	(18)
Net income	$7,482	$4,615	$4,547	$3,587	$12,029	$8,202	47

Effective tax rate (1)					25.5%	37.9%

Net interest yield	2.35%	2.05%	3.97%	4.18%	3.78	3.54
Return on average allocated capital	62	38	18	14	33	22
Efficiency ratio	50.68	57.66	42.90	44.88	47.20	51.55

Balance Sheet

Average
Total loans and leases	$5,233	$5,084	$278,574	$260,974	$283,807	$266,058	7%
Total earning assets (2)	682,600	651,963	279,217	261,802	717,197	686,612	4
Total assets (2)	710,925	679,306	290,068	273,253	756,373	725,406	4
Total deposits	678,640	646,930	5,533	6,390	684,173	653,320	5
Allocated capital	12,000	12,000	25,000	25,000	37,000	37,000	—

Year end
Total loans and leases	$5,470	$5,143	$288,865	$275,330	$294,335	$280,473	5%
Total earning assets (2)	694,676	675,485	289,249	275,742	728,817	709,832	3
Total assets (2)	724,015	703,330	299,970	287,390	768,877	749,325	3
Total deposits	691,666	670,802	4,480	5,728	696,146	676,530	3

(1)	Estimated at the segment level only.

(2)
In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.

Consumer Banking, which is comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. Deposits and Consumer Lending include the net impact of migrating customers and their related deposit, brokerage asset and loan balances between Deposits, Consumer Lending and GWIM, as well as other client-managed businesses. Our customers and clients have access to a coast to coast network including financial centers in 34 states and the District of Columbia. Our network includes approximately 4,300 financial centers, approximately 16,300 ATMs, nationwide call centers, and leading digital banking platforms with more than 36 million active users, including over 26 million active mobile users.
Consumer Banking Results
Net income for Consumer Banking increased $3.8 billion to $12.0 billion in 2018 compared to 2017 primarily driven by higher pretax income and lower income tax expense from the reduction in the federal income tax rate. The increase in pretax income was driven by higher revenue and lower noninterest expense, partially offset by higher provision for credit losses. Net interest income increased $2.8 billion to $27.1 billion primarily due to the beneficial impact of an increase in investable assets as a result of an increase in deposits, as well as higher interest rates, pricing discipline and loan growth. Noninterest income increased $186 million to $10.4 billion driven by higher card income, partially offset by lower mortgage banking income, which is included in all other income.

The provision for credit losses increased $139 million to $3.7 billion driven by portfolio seasoning and loan growth in the U.S. credit card portfolio. Noninterest expense decreased $82 million to $17.7 billion driven by operating efficiencies and lower litigation and FDIC expense. These decreases were partially offset by investments in digital capabilities and business growth, including primary sales professionals, combined with investments in new financial centers and renovations.
The return on average allocated capital was 33 percent, up from 22 percent, driven by higher net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 30.
Deposits
Deposits includes the results of consumer deposit activities which consist of a comprehensive range of products provided to consumers and small businesses. Our deposit products include traditional savings accounts, money market savings accounts, CDs and IRAs, and noninterest- and interest-bearing checking accounts, as well as investment accounts and products. Net interest income is allocated to the deposit products using our funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Deposits generates fees such as account service fees, non-sufficient funds fees, overdraft charges and ATM fees, as well as investment and brokerage fees from Merrill Edge accounts. Merrill Edge is an integrated investing and banking service targeted at customers with less than $250,000 in investable assets. Merrill

31 Bank of America 2018

Edge provides investment advice and guidance, client brokerage asset services, a self-directed online investing platform and key banking capabilities including access to the Corporation’s network of financial centers and ATMs.
Net income for Deposits increased $2.9 billion to $7.5 billion in 2018 driven by higher revenue and lower income tax expense, partially offset by higher noninterest expense. Net interest income increased $2.7 billion to $16.0 billion primarily due to the beneficial impact of an increase in investable assets as a result of higher deposits, and pricing discipline. Noninterest income increased $72 million to $4.7 billion primarily driven by higher service charges.
The provision for credit losses decreased $6 million to $195 million in 2018. Noninterest expense increased $134 million to $10.5 billion primarily driven by investments in digital capabilities and business growth, including primary sales professionals, combined with investments in new financial centers and renovations. These increases were partially offset by lower litigation and FDIC expense.
Average deposits increased $31.7 billion to $678.6 billion in 2018 driven by strong organic growth. Growth in checking, money market savings and traditional savings of $36.3 billion was partially offset by a decline in time deposits of $4.6 billion.

Key Statistics – Deposits

	2018	2017
Total deposit spreads (excludes noninterest costs) (1)	2.14%	1.84%

Year end
Client brokerage assets (in millions)	$185,881	$177,045
Active digital banking users (units in thousands) (2)	36,264	34,855
Active mobile banking users (units in thousands)	26,433	24,238
Financial centers	4,341	4,477
ATMs	16,255	16,039

(1)	Includes deposits held in Consumer Lending.

(2)	Digital users represents mobile and/or online users across consumer businesses.
Client brokerage assets increased $8.8 billion in 2018 driven by strong client flows, partially offset by market performance. Active mobile banking users increased 2.2 million reflecting continuing changes in our customers’ banking preferences. The number of financial centers declined by a net 136 reflecting changes in customer preferences to self-service options as we continue to optimize our consumer banking network and improve our cost to serve.
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
Net income for Consumer Lending increased $960 million to $4.5 billion in 2018 driven by lower income tax expense, higher revenue and lower noninterest expense, partially offset by higher provision for credit losses. Net interest income increased $145 million to $11.1 billion primarily driven by higher interest rates and the impact of an increase in loan balances. Noninterest income increased $114 million to $5.7 billion driven by higher card income, partially offset by lower mortgage banking income.
The provision for credit losses increased $145 million to $3.5 billion driven by portfolio seasoning and loan growth in the U.S. credit card portfolio. Noninterest expense decreased $216 million to $7.2 billion primarily driven by operating efficiencies.
Average loans increased $17.6 billion to $278.6 billion in 2018 driven by increases in residential mortgages and U.S. credit card loans, partially offset by lower home equity balances.

Key Statistics – Consumer Lending

(Dollars in millions)	2018	2017
Total U.S. credit card (1)
Gross interest yield	10.12%	9.65%
Risk-adjusted margin	8.34	8.67
New accounts (in thousands)	4,544	4,939
Purchase volumes	$264,706	$244,753
Debit card purchase volumes	$318,562	$298,641

(1)	In addition to the U.S. credit card portfolio in Consumer Banking, the remaining U.S. credit card portfolio is in GWIM.
During 2018, the total U.S. credit card risk-adjusted margin decreased 33 bps compared to 2017, primarily driven by increased net charge-offs and higher credit card rewards costs. Total U.S. credit card purchase volumes increased $20.0 billion to $264.7 billion, and debit card purchase volumes increased $19.9 billion to $318.6 billion, reflecting higher levels of consumer spending.

Key Statistics – Loan Production (1)

(Dollars in millions)	2018	2017
Total (2):
First mortgage	$41,195	$50,581
Home equity	14,869	16,924
Consumer Banking:
First mortgage	$27,280	$34,065
Home equity	13,251	15,199

(1)	The loan production amounts represent the unpaid principal balance of loans and, in the case of home equity, the principal amount of the total line of credit.

(2)	In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations in Consumer Banking and for the total Corporation decreased $6.8 billion and $9.4 billion in 2018 primarily driven by a higher interest rate environment driving lower first-lien mortgage refinances.
Home equity production in Consumer Banking and for the total Corporation decreased $1.9 billion and $2.1 billion in 2018 primarily driven by lower demand.

Bank of America 2018 32

Global Wealth & Investment Management

(Dollars in millions)	2018	2017	% Change
Net interest income	$6,294	$6,173	2%
Noninterest income:
Investment and brokerage services	11,959	11,394	5
All other income	1,085	1,023	6
Total noninterest income	13,044	12,417	5
Total revenue, net of interest expense	19,338	18,590	4

Provision for credit losses	86	56	54
Noninterest expense	13,777	13,556	2
Income before income taxes	5,475	4,978	10
Income tax expense	1,396	1,885	(26)
Net income	$4,079	$3,093	32

Effective tax rate	25.5%	37.9%

Net interest yield	2.42	2.32
Return on average allocated capital	28	22
Efficiency ratio	71.24	72.92

Balance Sheet

Average
Total loans and leases	$161,342	$152,682	6%
Total earning assets	259,807	265,670	(2)
Total assets	277,219	281,517	(2)
Total deposits	241,256	245,559	(2)
Allocated capital	14,500	14,000	4

Year end
Total loans and leases	$164,854	$159,378	3%
Total earning assets	287,197	267,026	8
Total assets	305,906	284,321	8
Total deposits	268,700	246,994	9
GWIM consists of two primary businesses: Merrill Lynch Global Wealth Management (MLGWM) and U.S. Trust, Bank of America Private Wealth Management (U.S. Trust).
MLGWM’s advisory business provides a high-touch client experience through a network of financial advisors focused on clients with over $250,000 in total investable assets. MLGWM provides tailored solutions to meet clients’ needs through a full set of investment management, brokerage, banking and retirement products.
U.S. Trust, together with MLGWM’s Private Banking & Investments Group, provides comprehensive wealth management solutions targeted to high net worth and ultra high net worth clients, as well as customized solutions to meet clients’ wealth structuring, investment management, trust and banking needs, including specialty asset management services.
Net income for GWIM increased $986 million to $4.1 billion in 2018 compared to 2017 due to higher revenue and lower income tax expense from the reduction in the federal income tax rate, partially offset by an increase in noninterest expense and provision for credit losses. The operating margin was 28 percent compared to 27 percent a year ago.
Net interest income increased $121 million to $6.3 billion due to higher deposit spreads and average loan balances, partially offset by lower loan spreads and average deposit balances.

Noninterest income, which primarily includes investment and brokerage services income, increased $627 million to $13.0 billion. The increase was driven by the impact of AUM flows and higher market valuations, partially offset by the impact of changing market dynamics on transactional revenue and AUM pricing.
Noninterest expense increased $221 million to $13.8 billion primarily due to higher revenue-related incentive expense and investments for business growth, partially offset by continued expense discipline.
The return on average allocated capital was 28 percent, up from 22 percent, as higher net income was partially offset by an increased capital allocation. For more information on capital allocated to the business segments, see Business Segment Operations on page 30.
Revenue from MLGWM of $15.9 billion and revenue from U.S. Trust of $3.4 billion both increased four percent due to higher asset management fees driven by higher net flows and market valuations, and an increase in net interest income. The increase in MLGWM revenue was partially offset by lower AUM pricing and transactional revenue.

33 Bank of America 2018

Key Indicators and Metrics

(Dollars in millions, except as noted)	2018	2017
Revenue by Business
Merrill Lynch Global Wealth Management	$15,895	$15,288
U.S. Trust	3,432	3,295
Other	11	7
Total revenue, net of interest expense	$19,338	$18,590

Client Balances by Business, at year end
Merrill Lynch Global Wealth Management	$2,193,562	$2,305,664
U.S. Trust	427,294	446,199
Total client balances	$2,620,856	$2,751,863

Client Balances by Type, at year end
Assets under management	$1,021,221	$1,080,747
Brokerage and other assets	1,162,997	1,261,990
Deposits	268,700	246,994
Loans and leases (1)	167,938	162,132
Total client balances	$2,620,856	$2,751,863

Assets Under Management Rollforward
Assets under management, beginning of year	$1,080,747	$886,148
Net client flows	36,406	95,707
Market valuation/other	(95,932)	98,892
Total assets under management, end of year	$1,021,221	$1,080,747

Associates, at year end (2)
Number of financial advisors	17,518	17,355
Total wealth advisors, including financial advisors	19,459	19,238
Total primary sales professionals, including financial advisors and wealth advisors	20,556	20,318

Merrill Lynch Global Wealth Management Metric
Financial advisor productivity (3) (in thousands)	$1,034	$1,005

U.S. Trust Metric, at year end
Primary sales professionals	1,747	1,714

(1)	Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.

(2)	Includes financial advisors in the Consumer Banking segment of 2,722 and 2,402 at December 31, 2018 and 2017.

(3)
Financial advisor productivity is defined as MLGWM total revenue, excluding the allocation of certain asset and liability management (ALM) activities, divided by the total average number of financial advisors (excluding financial advisors in the Consumer Banking segment).

Client Balances
Client balances managed under advisory and/or discretion of GWIM are AUM and are typically held in diversified portfolios. Fees earned on AUM are calculated as a percentage of clients’ AUM balances. The asset management fees charged to clients per year depend on various factors, but are commonly driven by the breadth of the client’s relationship. The net client AUM flows represent the net change in clients’ AUM balances over a specified period of time, excluding market appreciation/depreciation and other adjustments.
Client balances decreased $131.0 billion, or five percent, in 2018 to $2.6 trillion, primarily due to lower market valuations on AUM and brokerage balances, as measured at December 31, 2018, partially offset by positive flows.

Bank of America 2018 34

Global Banking

(Dollars in millions)	2018	2017	% Change
Net interest income	$10,881	$10,504	4%
Noninterest income:
Service charges	3,027	3,125	(3)
Investment banking fees	2,891	3,471	(17)
All other income	2,845	2,899	(2)
Total noninterest income	8,763	9,495	(8)
Total revenue, net of interest expense	19,644	19,999	(2)

Provision for credit losses	8	212	(96)
Noninterest expense	8,591	8,596	—
Income before income taxes	11,045	11,191	(1)
Income tax expense	2,872	4,238	(32)
Net income	$8,173	$6,953	18

Effective tax rate	26.0%	37.9%

Net interest yield	2.98	2.93
Return on average allocated capital	20	17
Efficiency ratio	43.73	42.98

Balance Sheet

Average
Total loans and leases	$354,236	$346,089	2%
Total earning assets	364,748	358,302	2
Total assets	424,353	416,038	2
Total deposits	336,337	312,859	8
Allocated capital	41,000	40,000	3

Year end
Total loans and leases	$365,717	$350,668	4%
Total earning assets	377,812	365,560	3
Total assets	441,477	424,533	4
Total deposits	360,248	329,273	9
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
Net income for Global Banking increased $1.2 billion to $8.2 billion in 2018 compared to 2017 primarily driven by lower income tax expense from the reduction in the federal income tax rate and lower provision for credit losses, partially offset by lower revenue. Noninterest expense was relatively unchanged.

Revenue decreased $355 million to $19.6 billion driven by lower noninterest income, partially offset by higher net interest income. Net interest income increased $377 million to $10.9 billion primarily due to the impact of higher interest rates, as well as loan and deposit growth. Noninterest income decreased $732 million to $8.8 billion primarily due to lower investment banking fees. The provision for credit losses improved $204 million to $8 million primarily driven by Global Banking’s portion of a 2017 single-name non-U.S. commercial charge-off and continued improvement in the commercial portfolio.
The return on average allocated capital was 20 percent, up from 17 percent, as higher net income was partially offset by an increased capital allocation. For more information on capital allocated to the business segments, see Business Segment Operations on page 30.
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

35 Bank of America 2018

The table below and following discussion present a summary of the results, which exclude certain investment banking activities in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	2018	2017	2018	2017	2018	2017	2018	2017
(Dollars in millions)
Revenue
Business Lending	$4,122	$4,387	$4,039	$4,280	$393	$404	$8,554	$9,071
Global Transaction Services	3,656	3,322	3,288	3,017	973	849	7,917	7,188
Total revenue, net of interest expense	$7,778	$7,709	$7,327	$7,297	$1,366	$1,253	$16,471	$16,259

Balance Sheet

Average
Total loans and leases	$163,516	$158,292	$174,279	$170,101	$16,432	$17,682	$354,227	$346,075
Total deposits	163,559	148,704	135,337	127,720	37,462	36,435	336,358	312,859

Year end
Total loans and leases	$174,378	$163,184	$175,937	$169,997	$15,402	$17,500	$365,717	$350,681
Total deposits	173,183	155,614	149,118	137,538	37,973	36,120	360,274	329,272
Business Lending revenue decreased $517 million in 2018 compared to 2017. The decrease was primarily driven by the impact of tax reform on certain tax-advantaged investments and lower leasing-related revenues.
Global Transaction Services revenue increased $729 million to $7.9 billion in 2018 compared to 2017 driven by higher short-term rates and increased deposits.
Average loans and leases increased two percent in 2018 compared to 2017 driven by growth in the commercial and industrial, and commercial real estate portfolios. Average deposits increased eight percent due to growth in domestic and international interest-bearing balances.
Global Investment Banking
Client teams and product specialists underwrite and distribute debt, equity and loan products, and provide advisory services and tailored risk management solutions. The economics of certain investment banking and underwriting activities are shared primarily between Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. To provide a complete discussion of our consolidated investment banking fees, the following table presents total Corporation investment banking Global Banking Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. To provide a complete discussion of our consolidated investment banking fees, the following table presents total Corporation investment banking fees and the portion attributable to Global Banking.and Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. To provide a complete discussion of our consolidated investment banking fees, the following table presents total Corporation investment banking fees and the portion attributable to Global Banking.Global Markets Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. To provide a complete discussion of our consolidated investment banking fees, the following table presents total Corporation investment banking fees and the portion attributable to Global Banking. under an internal revenue-sharing arrangement. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. To provide a complete discussion of our consolidated investment banking fees, the following table presents total Corporation investment banking fees and the portion attributable to Global Banking.

fees and the portion attributable to Global Banking.

Investment Banking Fees

	Global Banking		Total Corporation
(Dollars in millions)	2018	2017	2018	2017
Products
Advisory	$1,152	$1,557	$1,258	$1,691
Debt issuance	1,327	1,506	3,084	3,635
Equity issuance	412	408	1,183	940
Gross investment banking fees	2,891	3,471	5,525	6,266
Self-led deals	(68)	(113)	(198)	(255)
Total investment banking fees	$2,823	$3,358	$5,327	$6,011
Total Corporation investment banking fees, excluding self-led deals, of $5.3 billion, which are primarily included within Global Banking and Global Markets, decreased 11 percent in 2018 compared to 2017 primarily due to declines in advisory fees and debt underwriting, the latter of which was driven by lower fee pools.

Bank of America 2018 36

Global Markets

(Dollars in millions)	2018	2017	% Change
Net interest income	$3,171	$3,744	(15)%
Noninterest income:
Investment and brokerage services	1,780	2,049	(13)
Investment banking fees	2,296	2,476	(7)
Trading account profits	7,932	6,710	18
All other income	884	972	(9)
Total noninterest income	12,892	12,207	6
Total revenue, net of interest expense	16,063	15,951	1

Provision for credit losses	—	164	(100)
Noninterest expense	10,686	10,731	—
Income before income taxes	5,377	5,056	6
Income tax expense	1,398	1,763	(21)
Net income	$3,979	$3,293	21

Effective tax rate	26.0%	34.9%

Return on average allocated capital	11	9
Efficiency ratio	66.53	67.27

Balance Sheet

Average
Trading-related assets:
Trading account securities	$215,112	$216,996	(1)%
Reverse repurchases	125,084	101,795	23
Securities borrowed	78,889	82,210	(4)
Derivative assets	46,047	40,811	13
Total trading-related assets	465,132	441,812	5
Total loans and leases	72,651	71,413	2
Total earning assets	473,383	449,441	5
Total assets	666,003	638,673	4
Total deposits	31,209	32,864	(5)
Allocated capital	35,000	35,000	—

Year end
Total trading-related assets	$447,998	$419,375	7%
Total loans and leases	73,928	76,778	(4)
Total earning assets	457,224	449,314	2
Total assets	641,922	629,013	2
Total deposits	37,841	34,029	11
Global Markets offers sales and trading services and research services to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in a broad range of financial products including government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, syndicated loans, MBS, commodities and asset-backed securities. The economics of certain investment banking and underwriting activities are shared primarily between Global Markets and Global Banking under an internal revenue-sharing arrangement. Global Banking originates certain deal product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in a broad range of financial products including government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, syndicated loans, MBS, commodities and asset-backed securities. The economics of certain investment banking and underwriting activities are shared primarily between Global Markets and Global Ban

-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For information on investment banking fees on a consolidated basis, see page 36.king under an internal revenue-sharing arrangement. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For information on investment banking fees on a consolidated basis, see page 36.
Net income for Global Markets increased $686 million to $4.0 billion in 2018 compared to 2017. Net DVA losses were $162 million compared to losses of $428 million in 2017. Excluding net DVA, net income increased $544 million to $4.1 billion. These increases were primarily driven by lower income tax expense from the reduction in the federal income tax rate, a decrease in the provision for credit losses and modestly higher revenue.
Sales and trading revenue, excluding net DVA, increased $19 million due to higher Equities revenue, largely offset by lower FICC revenue. The provision for credit losses decreased $164 million driven by Global Markets’ portion of a single-name non-U.S. commercial charge-off in 2017. Noninterest expense decreased $45 million to $10.7 billion primarily due to lower operating costs.

37 Bank of America 2018

Average total assets increased $27.3 billion to $666.0 billion in 2018 primarily driven by increased levels of inventory in FICC to facilitate client demand and growth in Equities derivative client financing activities. Total year-end assets increased $12.9 billion to $641.9 billion at December 31, 2018 due to increased levels of inventory in FICC.
The return on average allocated capital was 11 percent, up from 9 percent, reflecting higher net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 30.
Sales and Trading Revenue
Sales and trading revenue includes unrealized and realized gains and losses on trading and other assets, net interest income, and fees primarily from commissions on equity securities. Sales and trading revenue is segregated into fixed-income (government debt obligations, investment and non-investment grade corporate debt obligations, commercial MBS, residential mortgage-backed securities, collateralized loan obligations, interest rate and credit derivative contracts), currencies (interest rate and foreign exchange contracts), commodities (primarily futures, forwards, swaps and options) and equities (equity-linked derivatives and cash equity activity). The following table and related discussion present sales and trading revenue, substantially all of which is in Global Markets, with the remainder in Global Banking. In addition, the following table and related discussion present sales and trading revenue, excluding net DVA, which is a non-GAAP financial measure. For more information on net DVA, see Supplemental Financial Data on page 24.

Sales and Trading Revenue (1, 2)

(Dollars in millions)	2018	2017
Sales and trading revenue
Fixed-income, currencies and commodities	$8,186	$8,657
Equities	4,876	4,120
Total sales and trading revenue	$13,062	$12,777

Sales and trading revenue, excluding net DVA (3)
Fixed-income, currencies and commodities	$8,328	$9,051
Equities	4,896	4,154
Total sales and trading revenue, excluding net DVA	$13,224	$13,205

(1)	Includes FTE adjustments of $249 million and $236 million for 2018 and 2017. For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.

(2)	Includes Global Banking sales and trading revenue of $430 million and $236 million for 2018 and 2017.

(3)
FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA losses were $142 million and $394 million for 2018 and 2017. Equities net DVA losses were $20 million and $34 million for 2018 and 2017.

The following explanations for year-over-year changes in sales and trading, FICC and Equities revenue exclude net DVA, but would be the same whether net DVA was included or excluded. FICC revenue decreased $723 million in 2018 primarily due to lower activity and a less favorable market in credit-related products. The decline in FICC revenue was also impacted by higher funding costs, which were driven by increases in market interest rates. Equities revenue increased $742 million in 2018 driven by strength in client financing and derivatives.
All Other

(Dollars in millions)	2018	2017	% Change
Net interest income	$573	$864	(34)%
Noninterest income (loss)	(1,284)	(1,648)	(22)
Total revenue, net of interest expense	(711)	(784)	(9)

Provision for credit losses	(476)	(561)	(15)
Noninterest expense	2,614	4,065	(36)
Loss before income taxes	(2,849)	(4,288)	(34)
Income tax benefit	(2,736)	(979)	n/m
Net loss	$(113)	$(3,309)	(97)

Balance Sheet

Average
Total loans and leases	$61,013	$82,489	(26)%
Total assets (1)	201,298	206,999	(3)
Total deposits	21,966	25,194	(13)

Year end
Total loans and leases	$48,061	$69,452	(31)%
Total assets (1)	196,325	194,042	1
Total deposits	18,541	22,719	(18)

(1)
In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $517.0 billion and $515.6 billion for 2018 and 2017, and year-end allocated assets were $540.8 billion and $520.4 billion at December 31, 2018 and 2017.

n/m = not meaningful
All Other consists of ALM activities, equity investments, non-core mortgage loans and servicing activities, the net impact of periodic revisions to the MSR valuation model for core and non-core MSRs and the related economic hedge results, liquidating businesses and residual expense allocations. ALM activities encompass certain residential mortgages, debt securities, interest rate and foreign currency risk management activities, the impact of certain allocation methodologies and hedge ineffectiveness. The results of certain ALM activities are allocated to our business segments. For more information on our ALM activities, see Note 23 – Business Segment Information to the Consolidated Financial Statements. Equity investments include our merchant services joint venture as well as a portfolio of equity, real estate and other alternative investments. For more information on our merchant services joint

Bank of America 2018 38

venture, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.
The Corporation classifies consumer real estate loans as core or non-core based on loan and customer characteristics. For more information on the core and non-core portfolios, see Consumer Portfolio Credit Risk Management on page 51. Residential mortgage loans that are held for ALM purposes, including interest rate or liquidity risk management, are classified as core and are presented on the balance sheet of All Other. During 2018, residential mortgage loans held for ALM activities decreased $3.6 billion to $24.9 billion at December 31, 2018 primarily as a result of payoffs and paydowns. Non-core residential mortgage and home equity loans, which are principally runoff portfolios, are also held in All Other. During 2018, total non-core loans decreased $17.8 billion to $23.5 billion at December 31, 2018 due primarily to loan sales of $10.8 billion, as well as payoffs and paydowns.
The net loss for All Other improved $3.2 billion to a loss of $113 million, driven by a charge of $2.9 billion in 2017 due to enactment of the Tax Act. The pretax loss for 2018 compared to 2017 decreased $1.4 billion primarily due to lower noninterest expense.
Revenue increased $73 million to a loss of $711 million primarily due to gains of $731 million from the sale of consumer real estate loans, primarily non-core, offset by a $729 million charge related to the redemption of certain trust preferred securities in 2018. Results for 2017 included a downward valuation adjustment of $946 million on tax-advantaged energy investments in connection with the Tax Act and a pretax gain of $793 million recognized in connection with the sale of the non-U.S. consumer credit card business in 2017.
Noninterest expense decreased $1.5 billion to $2.6 billion primarily due to lower non-core mortgage costs and reduced operational costs from the sale of the non-U.S. consumer credit card business. Also, the prior-year period included a $316 million impairment charge related to certain data centers.
The income tax benefit was $2.7 billion in 2018 compared to a benefit of $1.0 billion in 2017. The increase in the tax benefit was primarily driven by a charge of $1.9 billion in 2017 related to impacts of the Tax Act for the lower valuation of certain deferred tax assets and liabilities. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.

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
Other long-term liabilities include our contractual funding obligations related to the Non-U.S. Pension Plans and Nonqualified and Other Pension Plans (together, the Plans). Obligations to the Plans are based on the current and projected obligations of the Plans, performance of the Plans’ assets, and any participant contributions, if applicable. During 2018 and 2017, we contributed $156 million and $514 million to the Plans, and we expect to make $127 million of contributions during 2019. The Plans are more fully discussed in Note 17 – Employee Benefit Plans to the Consolidated Financial Statements.
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
We also utilize variable interest entities (VIEs) in the ordinary course of business to support our financing and investing needs as well as those of our customers. For more information on our involvement with unconsolidated VIEs, see Note 7 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.
Table 12 includes certain contractual obligations at December 31, 2018 and 2017.

Table 12	Contractual Obligations

		December 31, 2018					December 31 2017
(Dollars in millions)		Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total	Total
Long-term debt		$37,975	$43,685	$41,603	$106,077	$229,340	$227,402
Operating lease obligations		2,370	4,197	3,043	6,160	15,770	14,520
Purchase obligations		1,288	1,162	507	1,091	4,048	4,219
Time deposits		53,482	5,477	1,473	607	61,039	67,844
Other long-term liabilities		1,611	1,049	729	544	3,933	4,972
Estimated interest expense on long-term debt and time deposits (1)		6,795	10,778	8,407	30,872	56,852	49,123
Total contractual obligations		$103,521	$66,348	$55,762	$145,351	$370,982	$368,080

(1)
Represents forecasted net interest expense on long-term debt and time deposits based on interest rates at December 31, 2018 and 2017. Forecasts are based on the contractual maturity dates of each liability, and are net of derivative hedges, where applicable.

39 Bank of America 2018

Representations and Warranties Obligations
For more information on representations and warranties obligations in connection with the sale of mortgage loans, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements. For more information related to the sensitivity of the assumptions used to estimate our reserve for representations and warranties, see Complex Accounting Estimates – Representations and Warranties Liability on page 79.
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
The seven key types of risk faced by the Corporation are strategic, credit, market, liquidity, compliance, operational and reputational.

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

●
Compliance risk is the risk of legal or regulatory sanctions, material financial loss or damage to the reputation of the Corporation arising from the failure of the Corporation to comply with the requirements of applicable laws, rules and regulations and our internal policies and procedures.

●	Operational risk is the risk of loss resulting from inadequate or failed processes, people and systems, or from external events.

●	Reputational risk is the risk that negative perceptions of the Corporation’s conduct or business practices may adversely impact its profitability or operations.
The following sections address in more detail the specific procedures, measures and analyses of the major categories of risk. This discussion of managing risk focuses on the current Risk Framework that, as part of its annual review process, was approved by the ERC and the Board.
As set forth in our Risk Framework, a culture of managing risk well is fundamental to fulfilling our purpose and our values and delivering responsible growth. It requires us to focus on risk in all activities and encourages the necessary mindset and behavior to enable effective risk management, and promotes sound risk-taking within our risk appetite. Sustaining a culture of managing risk well throughout the organization is critical to our success and is a clear expectation of our executive management team and the Board.
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
Our lines of business operate with risk limits (which may include credit, market and/or operational limits, as applicable) that align with the Corporation’s risk appetite. Executive management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. The Board, and its committees when appropriate, oversees financial performance, execution of the strategic and financial operating plans, adherence to risk appetite limits and the adequacy of internal controls.
For a more detailed discussion of our risk management activities, see the discussion below and pages 43 through 77.
Risk Management Governance
The Risk Framework describes delegations of authority whereby the Board and its committees may delegate authority to management-level committees or executive officers. Such delegations may authorize certain decision-making and approval functions, which may be evidenced in, for example, committee charters, job descriptions, meeting minutes and resolutions.

Bank of America 2018 40

The chart below illustrates the inter-relationship among the Board, Board committees and management committees that have the majority of risk oversight responsibilities for the Corporation.
(1) This presentation does not include committees for other legal entities.
(2) Reports to the CEO and CFO with oversight by the Audit Committee.
Board of Directors and Board Committees
The Board is composed of 16 directors, all but one of whom are independent. The Board authorizes management to maintain an effective Risk Framework, and oversees compliance with safe and sound banking practices. In addition, the Board or its committees conduct inquiries of, and receive reports from management on risk-related matters to assess scope or resource limitations that could impede the ability of Independent Risk Management (IRM) and/or Corporate Audit to execute its responsibilities. The Board committees discussed below have the principal responsibility for enterprise-wide oversight of our risk management activities. Through these activities, the Board and applicable committees are provided with information on our risk profile and oversee executive management addressing key risks we face. Other Board committees, as described below, provide additional oversight of specific risks.
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
Enterprise Risk Committee
The ERC has primary responsibility for oversight of the Risk Framework and key risks we face and of the Corporation’s overall risk appetite. It approves the Risk Framework and the Risk Appetite Statement and further recommends these documents to the Board for approval. The ERC oversees senior management’s responsibilities for the identification, measurement, monitoring and control of key risks we face. The ERC may consult with other Board committees on risk-related matters.
Other Board Committees
Our Corporate Governance Committee oversees our Board’s governance processes, identifies and reviews the qualifications of potential Board members, recommends nominees for election to our Board, recommends committee appointments for Board approval and reviews our Environmental, Social and Governance and stockholder engagement activities.
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
Management Committees
Management committees may receive their authority from the Board, a Board committee, another management committee or from one or more executive officers. Our primary management-level risk committee is the Management Risk Committee (MRC). Subject to Board oversight, the MRC is responsible for management oversight of key risks facing the Corporation. This includes providing management oversight of our compliance and operational risk programs, balance sheet and capital management, funding activities and other liquidity activities, stress testing, trading activities, recovery and resolution planning, model risk, subsidiary governance and activities between member banks and their nonbank affiliates pursuant to Federal Reserve rules and regulations, among other things.
Lines of Defense
We have clear ownership and accountability across three lines of defense: Front Line Units (FLUs), IRM and Corporate Audit. We also have control functions outside of FLUs and IRM (e.g., Legal and Global Human Resources). The three lines of defense are

41 Bank of America 2018

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
Front Line Units
FLUs, which include the lines of business as well as the Global Technology and Operations Group, are responsible for appropriately assessing and effectively managing all of the risks associated with their activities.
Three organizational units that include FLU activities and control function activities, but are not part of IRM are the Chief Financial Officer (CFO) Group, Global Marketing and Corporate Affairs (GM&CA) and the Chief Administrative Officer (CAO) Group.
Independent Risk Management
IRM is part of our control functions and includes Global Risk Management and Global Compliance and Operational Risk. We have other control functions that are not part of IRM (other control functions may also provide oversight to FLU activities), including Legal, Global Human Resources and certain activities within the CAO Group, CFO Group and GM&CA. IRM, led by the Chief Risk Officer (CRO), is responsible for independently assessing and overseeing risks within FLUs and other control functions. IRM establishes written enterprise policies and procedures that include concentration risk limits, where appropriate. Such policies and procedures outline how aggregate risks are identified, measured, monitored and controlled.
The CRO has the stature, authority and independence to develop and implement a meaningful risk management framework. The CRO has unrestricted access to the Board and reports directly to both the ERC and to the CEO. Global Risk Management is organized into horizontal risk teams, front line unit risk teams and control function risk teams that work collaboratively in executing their respective duties.
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
We employ our risk management process, referred to as Identify, Measure, Monitor and Control, as part of our daily activities.
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

Bank of America 2018 42

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
Contingency Planning
We have developed and maintain contingency plans that are designed to prepare us in advance to respond in the event of potential adverse economic, financial or market stress. These contingency plans include our Capital Contingency Plan and Financial Contingency and Recovery Plan, which provide monitoring, escalation, actions and routines designed to enable us to increase capital, access funding sources and reduce risk through consideration of potential options that include asset sales, business sales, capital or debt issuances, or other de-risking strategies. We also maintain a Resolution Plan to limit adverse systemic impacts that could be associated with a potential resolution of Bank of America.
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
Capital Management
The Corporation manages its capital position so that its capital is more than adequate to support its business activities and aligns with risk, risk appetite and strategic planning. Additionally, we seek to maintain safety and soundness at all times, even under adverse scenarios, take advantage of organic growth opportunities, meet obligations to creditors and counterparties, maintain ready access to financial markets, continue to serve as a credit intermediary, remain a source of strength for our subsidiaries, and satisfy current and future regulatory capital requirements. Capital management is integrated into our risk and governance processes, as capital is a key consideration in the development of our strategic plan, risk appetite and risk limits.
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
We periodically review capital allocated to our businesses and allocate capital annually during the strategic and capital planning processes. For additional information, see Business Segment Operations on page 30.
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and requests for capital actions on an annual basis, consistent with the rules governing the CCAR capital plan.
On June 28, 2018, following the Federal Reserve’s non-objection to our 2018 CCAR capital plan, the Board authorized the repurchase of approximately $20.6 billion in common stock from July 1, 2018 through June 30, 2019, which includes approximately $600 million in repurchases to offset shares awarded under equity-based compensation plans during the same period. In addition to the previously announced repurchases associated with the 2018 CCAR capital plan, on February 7, 2019, we announced a plan to repurchase an additional $2.5 billion of common stock through June 30, 2019, which was approved by the Federal Reserve.
During 2018, pursuant to the Board’s authorizations, including those related to our 2017 CCAR capital plan that expired June 30, 2018, we repurchased $20.1 billion of common stock, which includes common stock repurchases to offset equity-based

43 Bank of America 2018

compensation awards. At December 31, 2018, our remaining stock repurchase authorization was $10.3 billion.
Our stock repurchases are subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price and general market conditions, and may be suspended at any time. The repurchases may be effected through open market purchases or privately negotiated transactions, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. As a “well-capitalized” BHC, we may notify the Federal Reserve of our intention to make additional capital distributions not to exceed 0.25 percent of Tier 1 capital, and which were not contemplated in our capital plan, subject to the Federal Reserve’s non-objection.
Regulatory Capital
As a financial services holding company, we are subject to regulatory capital rules, including Basel 3, issued by U.S. banking regulators. Basel 3 established minimum capital ratios and buffer requirements and outlined two methods of calculating risk-weighted assets, the Standardized approach and the Advanced approaches. The Standardized approach relies primarily on supervisory risk weights based on exposure type, and the Advanced approaches determine risk weights based on internal models.
The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and risk-weighted assets under both the Standardized and Advanced approaches. The approach that yields the lower ratio is used to assess capital adequacy including under the Prompt Corrective Action (PCA) framework. As of December 31, 2018, Common equity tier 1 (CET1) and Tier 1 capital ratios for the Corporation were lower under the Standardized approach whereas the Advanced approaches yielded a lower Total capital ratio.

Minimum Capital Requirements
Minimum capital requirements and related buffers were fully phased in as of January 1, 2019. The PCA framework established categories of capitalization, including well capitalized, based on the Basel 3 regulatory ratio requirements. U.S. banking regulators are required to take certain mandatory actions depending on the category of capitalization, with no mandatory actions required for well-capitalized banking organizations.
In order to avoid restrictions on capital distributions and discretionary bonus payments, the Corporation must meet risk-based capital ratio requirements that include a capital conservation buffer greater than 2.5 percent, plus any applicable countercyclical capital buffer and a global systemically important bank (G-SIB) surcharge. The buffers and surcharge must be comprised solely of CET1 capital and were phased in over a three-year period that ended January 1, 2019.
The Corporation is also required to maintain a minimum supplementary leverage ratio (SLR) of 3.0 percent plus a leverage buffer of 2.0 percent in order to avoid certain restrictions on capital distributions and discretionary bonus payments. Our insured depository institution subsidiaries are required to maintain a minimum 6.0 percent SLR to be considered well capitalized under the PCA framework. The numerator of the SLR is quarter-end Basel 3 Tier 1 capital. The denominator is total leverage exposure based on the daily average of the sum of on-balance sheet exposures less permitted Tier 1 deductions, as well as the simple average of certain off-balance sheet exposures, as of the end of each month in a quarter.
Capital Composition and Ratios
Table 13 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2018 and 2017. As of the periods presented, the Corporation met the definition of well capitalized under current regulatory requirements.

Bank of America 2018 44

Table 13	Bank of America Corporation Regulatory Capital under Basel 3 (1)

	Standardized Approach	Advanced Approaches	Current Regulatory Minimum (2)	2019 Regulatory Minimum (3)
(Dollars in millions, except as noted)	December 31, 2018
Risk-based capital metrics:
Common equity tier 1 capital	$167,272	$167,272
Tier 1 capital	189,038	189,038
Total capital (4)	221,304	212,878
Risk-weighted assets (in billions)	1,437	1,409
Common equity tier 1 capital ratio	11.6%	11.9%	8.25%	9.5%
Tier 1 capital ratio	13.2	13.4	9.75	11.0
Total capital ratio	15.4	15.1	11.75	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$2,258	$2,258
Tier 1 leverage ratio	8.4%	8.4%	4.0	4.0

SLR leverage exposure (in billions)		$2,791
SLR		6.8%	5.0	5.0

	December 31, 2017
Risk-based capital metrics:
Common equity tier 1 capital	$168,461	$168,461
Tier 1 capital	190,189	190,189
Total capital (4)	224,209	215,311
Risk-weighted assets (in billions)	1,443	1,459
Common equity tier 1 capital ratio	11.7%	11.5%	7.25%	9.5%
Tier 1 capital ratio	13.2	13.0	8.75	11.0
Total capital ratio	15.5	14.8	10.75	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$2,223	$2,223
Tier 1 leverage ratio	8.6%	8.6%	4.0	4.0

(1)	Basel 3 transition provisions for regulatory capital adjustments and deductions were fully phased in as of January 1, 2018. Prior periods are presented on a fully phased-in basis.

(2)
The December 31, 2018 and 2017 amounts include a transition capital conservation buffer of 1.875 percent and 1.25 percent and a transition G-SIB surcharge of 1.875 percent and 1.5 percent. The countercyclical capital buffer for both periods is zero.

(3)
The 2019 regulatory minimums include a capital conservation buffer of 2.5 percent and G-SIB surcharge of 2.5 percent. The countercyclical capital buffer is zero. We became subject to these regulatory minimums on January 1, 2019. The SLR minimum includes a leverage buffer of 2.0 percent and was applicable beginning on January 1, 2018.

(4)	Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.

(5)	Reflects adjusted average total assets for the three months ended December 31, 2018 and 2017.
CET1 capital was $167.3 billion at December 31, 2018, a decrease of $1.2 billion from December 31, 2017, driven by common stock repurchases, dividends and market value declines on AFS debt securities included in accumulated OCI, partially offset by earnings. During 2018, Total capital under the Advanced approaches decreased $2.4 billion driven by the same factors as CET1 capital and a decrease in subordinated debt included in Tier

2 capital. Standardized risk-weighted assets, which yielded the lower CET1 capital ratio for December 31, 2018, decreased $5.5 billion during 2018 to $1,437 billion primarily due to sales of non-core mortgage loans and a decrease in market risk, partially offset by an increase in commercial loans.
Table 14 shows the capital composition at December 31, 2018 and 2017.

Table 14	Capital Composition under Basel 3 (1)

		December 31
(Dollars in millions)		2018	2017
Total common shareholders’ equity		$242,999	$244,823
Goodwill, net of related deferred tax liabilities		(68,572)	(68,576)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(5,981)	(6,555)
Intangibles, other than mortgage servicing rights and goodwill, net of related deferred tax liabilities		(1,294)	(1,743)
Other		120	512
Common equity tier 1 capital		167,272	168,461
Qualifying preferred stock, net of issuance cost		22,326	22,323
Other		(560)	(595)
Tier 1 capital		189,038	190,189
Tier 2 capital instruments		21,887	22,938
Eligible credit reserves included in Tier 2 capital		1,972	2,272
Other		(19)	(88)
Total capital under the Advanced approaches		$212,878	$215,311

(1)	Basel 3 transition provisions for regulatory capital adjustments and deductions were fully phased in as of January 1, 2018. Prior periods are presented on a fully phased-in basis.

45 Bank of America 2018

Table 15 shows the components of risk-weighted assets as measured under Basel 3 at December 31, 2018 and 2017.

Table 15	Risk-weighted Assets under Basel 3 (1)

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
		December 31
(Dollars in billions)		2018		2017
Credit risk		$1,384	$827	$1,384	$867
Market risk		53	52	59	58
Operational risk		n/a	500	n/a	500
Risks related to credit valuation adjustments		n/a	30	n/a	34
Total risk-weighted assets		$1,437	$1,409	$1,443	$1,459

(1)	Basel 3 transition provisions for regulatory capital adjustments and deductions were fully phased in as of January 1, 2018. Prior periods are presented on a fully phased-in basis.
n/a = not applicable
Bank of America, N.A. Regulatory Capital
Table 16 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2018 and 2017. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 16		Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach		Advanced Approaches
	Ratio	Amount	Ratio	Amount	Minimum Required (1)
(Dollars in millions)	December 31, 2018
Common equity tier 1 capital	12.5%	$149,824	15.6%	$149,824	6.5%
Tier 1 capital	12.5	149,824	15.6	149,824	8.0
Total capital	13.5	161,760	16.0	153,627	10.0
Tier 1 leverage	8.7	149,824	8.7	149,824	5.0
SLR			7.1	149,824	6.0

	December 31, 2017
Common equity tier 1 capital	12.5%	$150,552	14.9%	$150,552	6.5%
Tier 1 capital	12.5	150,552	14.9	150,552	8.0
Total capital	13.6	163,243	15.4	154,675	10.0
Tier 1 leverage	9.0	150,552	9.0	150,552	5.0

(1)	Percent required to meet guidelines to be considered well capitalized under the PCA framework.
Regulatory Developments
Minimum Total Loss-Absorbing Capacity
The Federal Reserve’s final rule, which was effective January 1, 2019, includes minimum external total loss-absorbing capacity (TLAC) and long-term debt requirements to improve the resolvability and resiliency of large, interconnected BHCs. As of December 31, 2018, the Corporation’s TLAC and long-term debt exceeded our estimated 2019 minimum requirements.
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
Enhanced Supplementary Leverage Ratio and TLAC Requirements
On April 11, 2018, the Federal Reserve and Office of the Comptroller of the Currency announced a proposal to modify the enhanced SLR standards applicable to U.S. G-SIBs and their insured depository institution subsidiaries. The proposal replaces the existing 2.0 percent leverage buffer with a leverage buffer tailored to each G-SIB, set at 50 percent of the applicable G-SIB surcharge. This proposal also replaces the current 6.0 percent threshold at which a G-SIB’s insured depository institution subsidiaries are considered well capitalized under the PCA framework with a threshold set at 3.0 percent plus 50 percent of the G-SIB surcharge applicable to the subsidiary’s G-SIB holding company. Correspondingly, the proposal updates the external TLAC leverage buffer for each G-SIB to 50 percent of the applicable G-SIB surcharge and revises the leverage component of the minimum external long-term debt requirement from 4.5 percent to 2.5 percent plus 50 percent of the applicable G-SIB surcharge.

Bank of America 2018 46

Revisions to Basel 3 to Address Current Expected Credit Loss Accounting
On December 18, 2018, the U.S. banking regulators issued a final rule to address the regulatory capital impact of using the current expected credit loss methodology to measure credit reserves under a new accounting standard that is effective on January 1, 2020. For more information on this standard, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements. The final rule provides an option to phase in the impact to regulatory capital over a three-year period on a straight-line basis. It also updates the existing regulatory capital framework by creating a new defined term, adjusted allowance for credit losses, which would include credit losses on all financial instruments measured at amortized cost with the exception of purchased credit-deteriorated assets. The final rule continues to allow a limited amount of credit losses to be recognized in Tier 2 capital and maintains the existing limits under the Standardized and Advanced approaches.
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
MLPF&S has elected to compute the minimum capital requirement in accordance with the Alternative Net Capital Requirement as permitted by SEC Rule 15c3-1. At December 31, 2018, MLPF&S’ regulatory net capital as defined by Rule 15c3-1 was $13.4 billion and exceeded the minimum requirement of $2.0 billion by $11.4 billion. MLPCC’s net capital of $4.4 billion exceeded the minimum requirement of $617 million by $3.8 billion.
In accordance with the Alternative Net Capital Requirements, MLPF&S is required to maintain tentative net capital in excess of $1.0 billion, net capital in excess of $500 million and notify the SEC in the event its tentative net capital is less than $5.0 billion. At December 31, 2018, MLPF&S had tentative net capital and net capital in excess of the minimum and notification requirements.
As a result of resolution planning, the current business of MLPF&S is expected to be reorganized into two affiliated broker-

dealers: MLPF&S and BofA Securities, Inc., a newly formed broker-dealer. Under the contemplated reorganization, which is expected to occur during 2019, BofA Securities, Inc. would become the legal entity for the institutional services that are now provided by MLPF&S. MLPF&S’ retail services would remain with MLPF&S. The contemplated reorganization is subject to regulatory approval. For more information on resolution planning, see Item 1. Business. – .Resolution Planning.
Merrill Lynch International (MLI), a U.K. investment firm, is regulated by the Prudential Regulation Authority and the FCA, and is subject to certain regulatory capital requirements. At December 31, 2018, MLI’s capital resources were $35.0 billion, which exceeded the minimum Pillar 1 requirement of $12.7 billion.
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
The Board approves our liquidity risk policy and the Financial Contingency and Recovery Plan. The ERC establishes our liquidity risk tolerance levels. The MRC is responsible for overseeing liquidity risks and directing management to maintain exposures within the established tolerance levels. The MRC reviews and monitors our liquidity position and stress testing results, approves certain liquidity risk limits and reviews the impact of strategic decisions on our liquidity. For more information, see Managing Risk on page 40. Under this governance framework, we have developed certain funding and liquidity risk management practices which include: maintaining liquidity at the parent company and selected subsidiaries, including our bank subsidiaries and other regulated entities; determining what amounts of liquidity are appropriate for these entities based on analysis of debt maturities and other potential cash outflows, including those that we may experience during stressed market conditions; diversifying funding sources, considering our asset profile and legal entity structure; and performing contingency planning.
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

47 Bank of America 2018

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
Global Liquidity Sources and Other Unencumbered Assets
We maintain liquidity available to the Corporation, including the parent company and selected subsidiaries, in the form of cash and high-quality, liquid, unencumbered securities. Our liquidity buffer, referred to as Global Liquidity Sources (GLS), is comprised of assets that are readily available to the parent company and selected subsidiaries, including holding company, bank and broker-dealer subsidiaries, even during stressed market conditions. Our cash is primarily on deposit with the Federal Reserve Bank and, to a lesser extent, central banks outside of the U.S. We limit the composition of high-quality, liquid, unencumbered securities to U.S. government securities, U.S. agency securities, U.S. agency MBS and a select group of non-U.S. government securities. We can quickly obtain cash for these securities, even in stressed conditions, through repurchase agreements or outright sales. We hold our GLS in legal entities that allow us to meet the liquidity requirements of our global businesses, and we consider the impact of potential regulatory, tax, legal and other restrictions that could limit the transferability of funds among entities.
Table 17 presents average GLS for the three months ended December 31, 2018 and 2017.

Table 17	Average Global Liquidity Sources

	Three Months Ended December 31
(Dollars in billions)	2018	2017
Parent company and NB Holdings	$76	$79
Bank subsidiaries	420	394
Other regulated entities	48	49
Total Average Global Liquidity Sources	$544	$522
Typically, parent company and NB Holdings liquidity is in the form of cash deposited with BANA.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Liquidity at bank subsidiaries excludes the cash deposited by the parent company and NB Holdings. Our bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain FHLBs and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $344 billion and $308 billion at December 31,

2018 and 2017. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the parent company or nonbank subsidiaries may be subject to prior regulatory approval.
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
Table 18 presents the composition of average GLS for the three months ended December 31, 2018 and 2017.

Table 18	Average Global Liquidity Sources Composition

	Three Months Ended December 31
(Dollars in billions)	2018	2017
Cash on deposit	$113	$118
U.S. Treasury securities	81	62
U.S. agency securities and mortgage-backed securities	340	330
Non-U.S. government securities	10	12
Total Average Global Liquidity Sources	$544	$522
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $446 billion and $439 billion for the three months ended December 31, 2018 and 2017. For the same periods, the average consolidated LCR was 118 percent and 125 percent. Our LCR will fluctuate due to normal business flows from customer activity.
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

Bank of America 2018 48

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
We fund a substantial portion of our lending activities through our deposits, which were $1.38 trillion and $1.31 trillion at December 31, 2018 and 2017. Deposits are primarily generated by our Consumer Banking, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including credit card securitizations and securitizations with government-sponsored enterprises (GSE), the Federal Housing Administration (FHA) and private-label investors, as well as FHLB loans.
Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions. We believe funding these activities in the secured financing markets is more cost-efficient and less sensitive to changes in our credit ratings than unsecured financing. Repurchase agreements are generally short-term and often overnight. Disruptions in secured financing markets for financial institutions have occurred in prior market cycles which resulted in adverse changes in terms or significant reductions in the availability of such financing. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate. For more information on secured financing agreements, see Note 10 – Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash to the Consolidated Financial Statements.
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
Table 19 presents our long-term debt by major currency at December 31, 2018 and 2017.

Table 19	Long-term Debt by Major Currency

	December 31
(Dollars in millions)	2018	2017
U.S. dollar	$180,709	$175,623
Euro	34,296	35,481
British pound	5,450	7,016
Japanese yen	3,036	2,993
Canadian dollar	2,935	1,966
Australian dollar	1,722	3,046
Other	1,192	1,277
Total long-term debt	$229,340	$227,402
Total long-term debt increased $1.9 billion during 2018, primarily due to issuances outpacing maturities and redemptions. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors. For more information on long-term debt funding, see Note 11 – Long-term Debt to the Consolidated Financial Statements.
During 2018, we issued $64.4 billion of long-term debt consisting of $30.7 billion for Bank of America Corporation, substantially all of which was TLAC compliant, $18.7 billion for Bank of America, N.A. and $15.0 billion of other debt. During 2017, we issued $53.3 billion of long-term debt consisting of $37.7 billion for Bank of America Corporation, substantially all of which was TLAC compliant, $8.2 billion for Bank of America, N.A. and $7.4 billion of other debt.
During 2018, we had total long-term debt maturities and redemptions in the aggregate of $53.3 billion consisting of $29.8 billion for Bank of America Corporation, $11.2 billion for Bank of America, N.A. and $12.3 billion of other debt. During 2017, we had total long-term debt maturities and redemptions in the aggregate of $48.8 billion consisting of $29.1 billion for Bank of America Corporation, $13.3 billion for Bank of America, N.A. and $6.4 billion of other debt.
During 2018, we redeemed trust preferred securities of 11 trusts with a carrying value of $3.1 billion and recorded a charge of $729 million in other income. We also collapsed two trusts, with no financial statement impact, that held fixed-rate junior subordinated notes with a carrying value of $741 million that were

49 Bank of America 2018

outstanding at December 31, 2018. At December 31, 2018, we had one remaining floating-rate junior subordinated note held in trust.
We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For more information on our ALM activities, see Interest Rate Risk Management for the Banking Book on page 74.
We may also issue unsecured debt in the form of structured notes for client purposes, certain of which qualify as TLAC eligible debt. During 2018, we issued $6.9 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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
On December 5, 2018, Moody’s Investors Service (Moody’s) placed the long-term and short-term ratings of the Corporation as well as the long-term ratings of its rated subsidiaries, including BANA, on review for upgrade. The agency cited the Corporation’s strengthening profitability, continued adherence to a conservative risk profile, and stable capital ratios as drivers of the review. A rating review indicates that those ratings are under consideration for a change in the near term, which typically concludes within 90 days. Moody’s concurrently affirmed the short-term ratings of the Corporation’s rated subsidiaries, including BANA.
The ratings from Standard & Poor’s Global Ratings (S&P) for the Corporation and its subsidiaries did not change during 2018. The last change to the ratings from S&P was a one-notch upgrade of the Corporation’s long-term ratings in November 2017.
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
Table 20 presents the Corporation’s current long-term/short-term senior debt ratings and outlooks expressed by the rating agencies.

Bank of America 2018 50

Table 20	Senior Debt Ratings

	Moody’s Investors Service			Standard & Poor’s Global Ratings			Fitch Ratings
	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook
Bank of America Corporation	A3	P-2	Review for upgrade	A-	A-2	Stable	A+	F1	Stable
Bank of America, N.A.	Aa3	P-1	Review for upgrade (1)	A+	A-1	Stable	AA-	F1+	Stable
Merrill Lynch, Pierce, Fenner & Smith Incorporated	NR	NR	NR	A+	A-1	Stable	AA-	F1+	Stable
Merrill Lynch International	NR	NR	NR	A+	A-1	Stable	A+	F1	Stable

(1)	Review for upgrade only applies to BANA’s long-term rating.
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
While certain potential impacts are contractual and quantifiable, the full scope of the consequences of a credit rating downgrade to a financial institution is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a company’s long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties. For more information on potential impacts of credit rating downgrades, see Liquidity Risk – Liquidity Stress Analysis on page 48.
For more information on additional collateral and termination payments that could be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit rating downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements and Item 1A. Risk Factors.
Common Stock Dividends
For a summary of our declared quarterly cash dividends on common stock during 2018 and through February 26, 2019, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements.
Credit Risk Management
Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its obligations. Credit risk can also arise from operational failures that result in an erroneous advance, commitment or investment of funds. We define the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications including loans and leases, deposit overdrafts, derivatives, assets held-for-sale and unfunded lending commitments which include loan commitments, letters of credit and financial guarantees. Derivative positions are recorded at fair value and assets held-for-sale are recorded at either fair value or the lower of cost or fair value. Certain loans and unfunded commitments are accounted for under the fair value option. Credit risk for categories of assets carried at fair value is not accounted for as part of the allowance for credit losses but as part of the fair value adjustments recorded in earnings. For derivative positions, our credit risk is measured as the net cost in the event the counterparties with contracts in which we are in a gain position fail to perform under the terms of those contracts. We use the current fair value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements and cash collateral. Our consumer and commercial credit extension and review procedures encompass funded and unfunded credit exposures. For more information on derivatives and credit extension commitments, see Note 3 – Derivatives and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.
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
For more information on our credit risk management activities, see Consumer Portfolio Credit Risk Management below, Commercial Portfolio Credit Risk Management on page 59, Non-U.S. Portfolio on page 65, Provision for Credit Losses on page 67, Allowance for Credit Losses on page 67, and Note 5 – Outstanding Loans and Leases and Note 6 – Allowance for Credit Losses to the Consolidated Financial Statements.
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

51 Bank of America 2018

ongoing credit decisions, as well as portfolio management strategies, including authorizations and line management, collection practices and strategies, and determination of the allowance for loan and lease losses and allocated capital for credit risk.
Consumer Credit Portfolio
Improvement in home prices continued during 2018 resulting in improved credit quality and lower credit losses in the home equity portfolio, partially offset by seasoning and loan growth in the U.S. credit card portfolio compared to 2017.
Improved credit quality, continued loan balance runoff and sales primarily in the non-core consumer real estate portfolio, partially offset by seasoning within the U.S. credit card portfolio, drove a $581 million decrease in the consumer allowance for loan and lease losses in 2018 to $4.8 billion at December 31, 2018. For additional information, see Allowance for Credit Losses on page 67.
For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs, troubled debt restructurings (TDRs) for the consumer portfolio and PCI loans, see Note 1 – Summary of Significant Accounting Principles and

Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.
Table 21 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more. Nonperforming loans do not include past due consumer credit card loans, other unsecured loans and in general, consumer loans not secured by real estate (bankruptcy loans are included) as these loans are typically charged off no later than the end of the month in which the loan becomes 180 days past due. Real estate-secured past due consumer loans that are insured by the FHA or individually insured under long-term standby agreements with Fannie Mae and Freddie Mac (collectively, the fully-insured loan portfolio) are reported as accruing as opposed to nonperforming since the principal repayment is insured. Fully-insured loans included in accruing past due 90 days or more are primarily from our repurchases of delinquent FHA loans pursuant to our servicing agreements with the Government National Mortgage Association (GNMA). Additionally, nonperforming loans and accruing balances past due 90 days or more do not include the PCI loan portfolio or loans accounted for under the fair value option even though the customer may be contractually past due.

Table 21	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
		December 31
(Dollars in millions)		2018	2017	2018	2017	2018	2017
Residential mortgage (1)		$208,557	$203,811	$1,893	$2,476	$1,884	$3,230
Home equity		48,286	57,744	1,893	2,644	—	—
U.S. credit card		98,338	96,285	n/a	n/a	994	900
Direct/Indirect consumer (2)		91,166	96,342	56	46	38	40
Other consumer (3)		202	166	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$446,549	$454,348	$3,842	$5,166	$2,916	$4,170
Loans accounted for under the fair value option (4)		682	928
Total consumer loans and leases		$447,231	$455,276
Percentage of outstanding consumer loans and leases (5)		n/a	n/a	0.86%	1.14%	0.65%	0.92%
Percentage of outstanding consumer loans and leases, excluding PCI and fully-insured loan portfolios (5)		n/a	n/a	0.91	1.23	0.24	0.22

(1)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At December 31, 2018 and 2017, residential mortgage includes $1.4 billion and $2.2 billion of loans on which interest had been curtailed by the FHA, and therefore were no longer accruing interest, although principal was still insured, and $498 million and $1.0 billion of loans on which interest was still accruing.

(2)
Outstandings include auto and specialty lending loans and leases of $50.1 billion and $52.4 billion, unsecured consumer lending loans of $383 million and $469 million, U.S. securities-based lending loans of $37.0 billion and $39.8 billion, non-U.S. consumer loans of $2.9 billion and $3.0 billion and other consumer loans of $746 million and $684 million at December 31, 2018 and 2017.

(3)	Substantially all of other consumer at December 31, 2018 and 2017 is consumer overdrafts.

(4)
Consumer loans accounted for under the fair value option include residential mortgage loans of $336 million and $567 million and home equity loans of $346 million and $361 million at December 31, 2018 and 2017. For more information on the fair value option, see Note 21 – Fair Value Option to the Consolidated Financial Statements.

(5)
Excludes consumer loans accounted for under the fair value option. At December 31, 2018 and 2017, $12 million and $26 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.

n/a = not applicable
Table 22 presents net charge-offs and related ratios for consumer loans and leases.

Table 22	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs (1)		Net Charge-off Ratios (1, 2)
(Dollars in millions)	2018	2017	2018	2017
Residential mortgage	$28	$(100)	0.01%	(0.05)%
Home equity	(2)	213	—	0.34
U.S. credit card	2,837	2,513	3.00	2.76
Non-U.S. credit card (3)	—	75	—	1.91
Direct/Indirect consumer	195	214	0.21	0.22
Other consumer	182	163	n/m	n/m
Total	$3,240	$3,078	0.72	0.68

(1)	Net charge-offs exclude write-offs in the PCI loan portfolio. For more information, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 57.

(2)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

(3)	Represents net charge-offs related to the non-U.S. credit card loan portfolio, which was sold during the second quarter of 2017.
n/m = not meaningful

Bank of America 2018 52

Net charge-offs, as shown in Tables 22 and 23, exclude write-offs in the PCI loan portfolio of $154 million and $131 million in residential mortgage and $119 million and $76 million in home equity for 2018 and 2017. Net charge-off ratios including the PCI write-offs were 0.09 percent and 0.02 percent for residential mortgage and 0.22 percent and 0.47 percent for home equity in 2018 and 2017.
Table 23 presents outstandings, nonperforming balances, net charge-offs, allowance for loan and lease losses and provision for loan and lease losses for the core and non-core portfolios within the consumer real estate portfolio. We categorize consumer real estate loans as core and non-core based on loan and customer characteristics such as origination date, product type, loan-to-value (LTV), Fair Isaac Corporation (FICO) score and delinquency status consistent with our current consumer and mortgage servicing strategy. Generally, loans that were originated after January 1,

2010, qualified under GSE underwriting guidelines, or otherwise met our underwriting guidelines in place in 2015 are characterized as core loans. All other loans are generally characterized as non-core loans and represent runoff portfolios. Core loans as reported in Table 23 include loans held in the Consumer Banking and GWIM segments, as well as loans held for ALM activities in All Other.
As shown in Table 23, outstanding core consumer real estate loans increased $12.8 billion during 2018 driven by an increase of $17.1 billion in residential mortgage, partially offset by a $4.2 billion decrease in home equity.
During 2018, we sold $11.6 billion of consumer real estate loans compared to $4.0 billion in 2017. In addition to recurring loan sales, the 2018 amount includes sales of loans, primarily non-core, with a carrying value of $9.6 billion and related gains of $731 million recorded in other income in the Consolidated Statement of Income.

Table 23	Consumer Real Estate Portfolio (1)

	Outstandings		Nonperforming
	December 31				Net Charge-offs (2)
(Dollars in millions)	2018	2017	2018	2017	2018	2017
Core portfolio
Residential mortgage	$193,695	$176,618	$1,010	$1,087	$11	$(45)
Home equity	40,010	44,245	955	1,079	78	100
Total core portfolio	233,705	220,863	1,965	2,166	89	55
Non-core portfolio
Residential mortgage	14,862	27,193	883	1,389	17	(55)
Home equity	8,276	13,499	938	1,565	(80)	113
Total non-core portfolio	23,138	40,692	1,821	2,954	(63)	58
Consumer real estate portfolio
Residential mortgage	208,557	203,811	1,893	2,476	28	(100)
Home equity	48,286	57,744	1,893	2,644	(2)	213
Total consumer real estate portfolio	$256,843	$261,555	$3,786	$5,120	$26	$113

			Allowance for Loan and Lease Losses		Provision for Loan and Lease Losses
			December 31
			2018	2017	2018	2017
Core portfolio
Residential mortgage			$214	$218	$7	$(79)
Home equity			228	367	(60)	(91)
Total core portfolio			442	585	(53)	(170)
Non-core portfolio
Residential mortgage			208	483	(104)	(201)
Home equity			278	652	(335)	(339)
Total non-core portfolio			486	1,135	(439)	(540)
Consumer real estate portfolio
Residential mortgage			422	701	(97)	(280)
Home equity			506	1,019	(395)	(430)
Total consumer real estate portfolio			$928	$1,720	$(492)	$(710)

(1)
Outstandings and nonperforming loans exclude loans accounted for under the fair value option. Consumer loans accounted for under the fair value option included residential mortgage loans of $336 million and $567 million and home equity loans of $346 million and $361 million at December 31, 2018 and 2017. For additional information, see Note 21 – Fair Value Option to the Consolidated Financial Statements.

(2)	Net charge-offs exclude write-offs in the PCI loan portfolio. For more information, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 57.
We believe that the presentation of information adjusted to exclude the impact of the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option is more representative of the ongoing operations and credit quality of the business. As a result, in the following tables and discussions of the residential mortgage and home equity portfolios, we exclude loans accounted for under the fair value option and provide information that excludes the impact of the PCI loan portfolio and the fully-insured loan portfolio in certain credit quality statistics. We separately disclose information on the PCI loan portfolio on page 57.

Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 47 percent of consumer loans and leases at December 31, 2018. Approximately 44 percent of the residential mortgage portfolio was in Consumer Banking and 37 percent was in GWIM. The remaining portion was in All Other and was comprised of originated loans, purchased loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with GNMA as well as loans repurchased related to our representations and warranties.

53 Bank of America 2018

Outstanding balances in the residential mortgage portfolio increased $4.7 billion in 2018 as retention of new originations was partially offset by loan sales of $8.9 billion and runoff.
At December 31, 2018 and 2017, the residential mortgage portfolio included $20.1 billion and $23.7 billion of outstanding fully-insured loans, of which $14.0 billion and $17.4 billion had FHA insurance with the remainder protected by long-term standby agreements. At December 31, 2018 and 2017, $3.5 billion and $5.2 billion of the FHA-insured loan population were repurchases of delinquent FHA loans pursuant to our servicing agreements with GNMA.

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

Table 24	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Purchased Credit-impaired and Fully-insured Loans (1)
		December 31
(Dollars in millions)		2018	2017	2018	2017
Outstandings		$208,557	$203,811	$184,627	$172,069
Accruing past due 30 days or more		3,945	5,987	1,155	1,521
Accruing past due 90 days or more		1,884	3,230	—	—
Nonperforming loans		1,893	2,476	1,893	2,476
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		2%	3%	1%	2%
Refreshed LTV greater than 100		1	2	1	1
Refreshed FICO below 620		4	6	2	3
2006 and 2007 vintages (2)		6	10	5	8

		2018	2017	2018	2017
Net charge-off ratio (3)		0.01%	(0.05)%	0.02%	(0.06)%

(1)	Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.

(2)	These vintages of loans accounted for $536 million, or 28 percent, and $825 million, or 33 percent, of nonperforming residential mortgage loans at December 31, 2018 and 2017.

(3)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
Nonperforming residential mortgage loans decreased $583 million in 2018 primarily driven by sales. Of the nonperforming residential mortgage loans at December 31, 2018, $716 million, or 38 percent, were current on contractual payments. Loans accruing past due 30 days or more decreased $366 million due to continued improvement in credit quality as well as loan sales in the non-core portfolio.
Net charge-offs increased $128 million to $28 million in 2018 compared to $100 million of net recoveries in 2017 primarily due to net recoveries related to loan sales in 2017.
Loans with a refreshed LTV greater than 100 percent represented one percent of the residential mortgage loan portfolio at both December 31, 2018 and 2017. Of the loans with a refreshed LTV greater than 100 percent, 99 percent and 98 percent were performing at December 31, 2018 and 2017. Loans with a refreshed LTV greater than 100 percent reflect loans where the outstanding carrying value of the loan is greater than the most recent valuation of the property securing the loan.
Of the $184.6 billion in total residential mortgage loans outstanding at December 31, 2018, as shown in Table 24, 30 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $8.6 billion, or 16 percent, at December 31, 2018. Residential mortgage loans that have entered the amortization period generally have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At December 31, 2018, $177 million, or two percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.2 billion, or one percent, for the entire residential mortgage portfolio. In addition, at December 31, 2018, $365 million, or four percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $128 million were contractually current, compared to $1.9 billion, or one percent, for the entire residential mortgage portfolio. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three to ten years. Approximately 90 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2022 or later.

Bank of America 2018 54

Table 25 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 16 percent of outstandings at both December 31, 2018 and 2017. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent of outstandings at both December 31, 2018 and 2017.

Table 25	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)
	December 31				Net Charge-offs (2)
(Dollars in millions)	2018	2017	2018	2017	2018	2017
California	$74,463	$68,455	$314	$433	$(22)	$(103)
New York (3)	19,085	17,239	222	227	10	(2)
Florida (3)	11,296	10,880	221	280	(6)	(13)
Texas	7,747	7,237	102	126	4	1
New Jersey (3)	6,959	6,099	98	130	8	—
Other	65,077	62,159	936	1,280	34	17
Residential mortgage loans (4)	$184,627	$172,069	$1,893	$2,476	$28	$(100)
Fully-insured loan portfolio	20,130	23,741
Purchased credit-impaired residential mortgage loan portfolio (5)	3,800	8,001
Total residential mortgage loan portfolio	$208,557	$203,811

(1)	Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

(2)
Net charge-offs exclude $154 million and $131 million of write-offs in the residential mortgage PCI loan portfolio in 2018 and 2017. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 57.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amounts exclude the PCI residential mortgage and fully-insured loan portfolios.

(5)	At December 31, 2018 and 2017, 49 percent and 47 percent of PCI residential mortgage loans were in California. There were no other significant single state concentrations.
Home Equity
At December 31, 2018, the home equity portfolio made up 11 percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages.
At December 31, 2018, our HELOC portfolio had an outstanding balance of $44.3 billion, or 92 percent of the total home equity portfolio, compared to $51.2 billion, or 89 percent, at December 31, 2017. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15-year amortizing loans.
At December 31, 2018, our home equity loan portfolio had an outstanding balance of $1.8 billion, or four percent of the total home equity portfolio, compared to $4.4 billion, or seven percent, at December 31, 2017. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years, and of the $1.8 billion at December 31, 2018, 68 percent have 25- to 30-year terms. At December 31, 2018, our reverse mortgage portfolio had an outstanding balance of $2.2 billion, or four percent of the total home equity portfolio, compared to $2.1 billion, or four percent, at December 31, 2017. We no longer originate reverse mortgages.
At December 31, 2018, 75 percent of the home equity portfolio was in Consumer Banking, 17 percent was in All Other and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $9.5 billion in 2018 primarily due to paydowns and loan sales of $2.7 billion outpacing new originations and draws on existing lines. Of the total home equity portfolio at December 31, 2018 and 2017, $17.3 billion and $18.7 billion, or 36 percent and 32 percent, were in first-lien positions. At December 31, 2018, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $7.9 billion, or 17 percent of our total home equity portfolio excluding the PCI loan portfolio.
Unused HELOCs totaled $43.1 billion and $44.2 billion at December 31, 2018 and 2017. The decrease was primarily due to accounts reaching the end of their draw period, which automatically eliminates open line exposure, and customers choosing to close accounts. Both of these more than offset the impact of new production. The HELOC utilization rate was 51 percent and 54 percent at December 31, 2018 and 2017.
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

55 Bank of America 2018

Table 26	Home Equity – Key Credit Statistics

	Reported Basis (1)		Excluding Purchased Credit-impaired Loans (1)
	December 31
(Dollars in millions)	2018	2017	2018	2017
Outstandings	$48,286	$57,744	$47,441	$55,028
Accruing past due 30 days or more (2)	363	502	363	502
Nonperforming loans (2)	1,893	2,644	1,893	2,644
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	2%	3%	2%	3%
Refreshed CLTV greater than 100	3	5	3	4
Refreshed FICO below 620	5	6	5	6
2006 and 2007 vintages (3)	22	29	21	27

	2018	2017	2018	2017
Net charge-off ratio (4)	—%	0.34%	—%	0.36%

(1)	Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.

(2)
Accruing past due 30 days or more include $48 million and $67 million and nonperforming loans include $218 million and $344 million of loans where we serviced the underlying first lien at December 31, 2018 and 2017.

(3)
These vintages of loans have higher refreshed combined loan-to-value (CLTV) ratios and accounted for 49 percent and 52 percent of nonperforming home equity loans at December 31, 2018 and 2017, and $11 million and $193 million of net charge-offs in 2018 and 2017.

(4)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans excluding loans accounted for under the fair value option.
Nonperforming outstanding balances in the home equity portfolio decreased $751 million in 2018 as outflows, including sales, outpaced new inflows. Of the nonperforming home equity loans at December 31, 2018, $1.1 billion, or 59 percent, were current on contractual payments. Nonperforming loans that are contractually current primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, junior-lien loans where the underlying first lien is 90 days or more past due, as well as loans that have not yet demonstrated a sustained period of payment performance following a TDR. In addition, $463 million, or 24 percent, of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $139 million in 2018.
In some cases, the junior-lien home equity outstanding balance that we hold is performing, but the underlying first lien is not. For outstanding balances in the home equity portfolio on which we service the first-lien loan, we are able to track whether the first-lien loan is in default. For loans where the first lien is serviced by a third party, we utilize credit bureau data to estimate the delinquency status of the first lien. At December 31, 2018, we estimate that $610 million of current and $83 million of 30 to 89 days past due junior-lien loans were behind a delinquent first-lien loan. We service the first-lien loans on $114 million of these combined amounts, with the remaining $579 million serviced by third parties. Of the $693 million of current to 89 days past due junior-lien loans, based on available credit bureau data and our own internal servicing data, we estimate that approximately $221 million had first-lien loans that were 90 days or more past due.
Net charge-offs decreased $215 million to a net recovery of $2 million in 2018 compared to net charge-offs of $213 million in 2017 driven by favorable portfolio trends due in part to improvement in home prices and the U.S. economy.
Outstanding balances with a refreshed CLTV greater than 100 percent comprised three percent and four percent of the home equity portfolio at December 31, 2018 and 2017. Outstanding balances with a refreshed CLTV greater than 100 percent reflect loans where our loan and available line of credit combined with any outstanding senior liens against the property are equal to or greater than the most recent valuation of the property securing the loan. Depending on the value of the property, there may be collateral in excess of the first lien that is available to reduce the severity of loss on the second lien. Of those outstanding balances with a refreshed CLTV greater than 100 percent, 96 percent of the customers were current on their home equity loan and 91 percent of second-lien loans with a refreshed CLTV greater than 100 percent were current on both their second-lien and underlying first-lien loans at December 31, 2018.
Of the $47.4 billion in total home equity portfolio outstandings at December 31, 2018, as shown in Table 26, 20 percent require interest-only payments. The outstanding balance of HELOCs that have reached the end of their draw period and have entered the amortization period was $15.8 billion at December 31, 2018. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At December 31, 2018, $267 million, or two percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at December 31, 2018, $1.7 billion, or 11 percent, of outstanding HELOCs that had entered the amortization period were nonperforming. Loans that have yet to enter the amortization period in our interest-only portfolio are primarily post-2008 vintages and generally have better credit quality than the previous vintages that had entered the amortization period. We communicate to contractually current customers more than a year prior to the end of their draw period to inform them of the potential change to the payment structure before entering the amortization period, and provide payment options to customers prior to the end of the draw period.
Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period. During 2018, 14 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 27 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent of the outstanding home equity portfolio at both December 31, 2018 and 2017. Loans within this MSA contributed $35 million and $58 million of net charge-offs in 2018 and 2017 within the home equity portfolio. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent of the outstanding home equity portfolio

Bank of America 2018 56

at both December 31, 2018 and 2017. Loans within this MSA contributed net recoveries of $23 million and $20 million within the home equity portfolio in 2018 and 2017.

Table 27	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)
	December 31				Net Charge-offs (2)
(Dollars in millions)	2018	2017	2018	2017	2018	2017
California	$13,228	$15,145	$536	$766	$(54)	$(37)
Florida (3)	5,363	6,308	315	411	1	38
New Jersey (3)	3,833	4,546	150	191	25	44
New York (3)	3,549	4,195	194	252	23	35
Massachusetts	2,376	2,751	65	92	5	9
Other	19,092	22,083	633	932	(2)	124
Home equity loans (4)	$47,441	$55,028	$1,893	$2,644	$(2)	$213
Purchased credit-impaired home equity portfolio (5)	845	2,716
Total home equity loan portfolio	$48,286	$57,744

(1)	Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

(2)
Net charge-offs exclude $119 million and $76 million of write-offs in the home equity PCI loan portfolio in 2018 and 2017. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio.

(3)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(4)	Amount excludes the PCI home equity portfolio.

(5)	At December 31, 2018 and 2017, 34 percent and 28 percent of PCI home equity loans were in California. There were no other significant single state concentrations.
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

Table 28	Purchased Credit-impaired Loan Portfolio

	Unpaid Principal Balance	Gross Carrying Value	Related Valuation Allowance	Carrying Value Net of Valuation Allowance	Percent of Unpaid Principal Balance
(Dollars in millions)	December 31, 2018
Residential mortgage (1)	$3,872	$3,800	$30	$3,770	97.37%
Home equity	896	845	61	784	87.50
Total purchased credit-impaired loan portfolio	$4,768	$4,645	$91	$4,554	95.51

	December 31, 2017
Residential mortgage (1)	$8,117	$8,001	$117	$7,884	97.13%
Home equity	2,787	2,716	172	2,544	91.28
Total purchased credit-impaired loan portfolio	$10,904	$10,717	$289	$10,428	95.63

(1)
At December 31, 2018 and 2017, pay option loans had an unpaid principal balance of $757 million and $1.4 billion and a carrying value of $744 million and $1.4 billion. This includes $645 million and $1.2 billion of loans that were credit-impaired upon acquisition and $67 million and $141 million of loans that were 90 days or more past due. The total unpaid principal balance of pay option loans with accumulated negative amortization was $73 million and $160 million, including $4 million and $9 million of negative amortization at December 31, 2018 and 2017.

The total PCI unpaid principal balance decreased $6.1 billion, or 56 percent, in 2018 primarily driven by loan sales with a carrying value of $4.4 billion compared to sales of $803 million in 2017.
Of the unpaid principal balance of $4.8 billion at December 31, 2018, $4.3 billion, or 90 percent, was current based on the contractual terms, $208 million, or four percent, was in early stage delinquency and $205 million was 180 days or more past due, including $172 million of first-lien mortgages and $33 million of home equity loans.
The PCI residential mortgage loan and home equity portfolios represented 82 percent and 18 percent of the total PCI loan portfolio at December 31, 2018. Those loans to borrowers with a refreshed FICO score below 620 represented 19 percent and 21 percent of the PCI residential mortgage loan and home equity portfolios at December 31, 2018. Residential mortgage and home equity loans with a refreshed LTV or CLTV greater than 90 percent, after consideration of purchase accounting adjustments and the related valuation allowance, represented 10 percent and 28 percent of their respective PCI loan portfolios and 11 percent and

32 percent based on the unpaid principal balance at December 31, 2018.
U.S. Credit Card
At December 31, 2018, 97 percent of the U.S. credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the U.S. credit card portfolio increased $2.1 billion in 2018 to $98.3 billion due to higher retail volume partially offset by payments as well as the sale of a small portfolio. In 2018, net charge-offs increased $324 million to $2.8 billion, and U.S. credit card loans 30 days or more past due and still accruing interest increased $142 million and loans 90 days or more past due and still accruing interest increased $94 million, each driven by portfolio seasoning and loan growth.
Unused lines of credit for U.S. credit card totaled $334.8 billion and $326.3 billion at December 31, 2018 and 2017. The increase was driven by account growth and lines of credit increases.
Table 29 presents certain state concentrations for the U.S. credit card portfolio.

57 Bank of America 2018

Table 29	U.S. Credit Card State Concentrations

	Outstandings		Accruing Past Due 90 Days or More
	December 31				Net Charge-offs
(Dollars in millions)	2018	2017	2018	2017	2018	2017
California	$16,062	$15,254	$163	$136	$479	$412
Florida	8,840	8,359	119	94	332	259
Texas	7,730	7,451	84	76	224	194
New York	6,066	5,977	81	91	268	218
Washington	4,558	4,350	24	20	63	56
Other	55,082	54,894	523	483	1,471	1,374
Total U.S. credit card portfolio	$98,338	$96,285	$994	$900	$2,837	$2,513
Direct/Indirect Consumer
At December 31, 2018, 55 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and specialty lending – automotive, marine, aircraft, recreational vehicle loans and consumer personal loans) and 45 percent was included in GWIM (principally securities-based lending loans).
Outstandings in the direct/indirect portfolio decreased $5.2 billion in 2018 to $91.2 billion primarily due to declines in securities-based lending due to higher paydowns, and in our auto portfolio as paydowns outpaced originations. Net charge-offs decreased $19 million to $195 million in 2018 due largely to clarifying regulatory guidance related to bankruptcy and repossession issued during 2017.
Table 30 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 30	Direct/Indirect State Concentrations

	Outstandings		Accruing Past Due 90 Days or More
	December 31				Net Charge-offs
(Dollars in millions)	2018	2017	2018	2017	2018	2017
California	$11,734	$12,897	$4	$3	$21	$21
Florida	10,240	11,184	4	5	36	43
Texas	9,876	10,676	6	5	30	38
New York	6,296	6,557	2	2	9	7
New Jersey	3,308	3,449	1	1	2	6
Other	49,712	51,579	21	24	97	99
Total direct/indirect loan portfolio	$91,166	$96,342	$38	$40	$195	$214
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 31 presents nonperforming consumer loans, leases and foreclosed properties activity during 2018 and 2017. During 2018, nonperforming consumer loans declined $1.3 billion to $3.8 billion primarily driven by loan sales of $969 million.
At December 31, 2018, $1.1 billion, or 29 percent, of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at December 31, 2018, $1.9 billion, or 49 percent, of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties increased $8 million in 2018 to $244 million as additions outpaced liquidations. PCI loans are excluded from nonperforming loans as these loans were written down to fair value at the acquisition date; however, once we acquire the underlying real estate upon foreclosure of the delinquent PCI loan, it is included in foreclosed properties. Certain delinquent government-guaranteed loans (principally FHA-insured loans) are excluded from our nonperforming loans and foreclosed properties activity as we expect we will be reimbursed once the property is conveyed to the guarantor for principal and, up to certain limits, costs incurred during the foreclosure process and interest accrued during the holding period.
We classify junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At December 31, 2018 and 2017, $221 million and $330 million of such junior-lien home equity loans were included in nonperforming loans and leases.
Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. Nonperforming TDRs, excluding those modified loans in the PCI loan portfolio, are included in Table 31.

Bank of America 2018 58

Table 31	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

(Dollars in millions)		2018	2017
Nonperforming loans and leases, January 1		$5,166	$6,004
Additions		2,440	3,254
Reductions:
Paydowns and payoffs		(958)	(1,052)
Sales		(969)	(511)
Returns to performing status (1)		(1,283)	(1,438)
Charge-offs		(401)	(676)
Transfers to foreclosed properties		(151)	(217)
Transfers to loans held-for-sale		(2)	(198)
Total net reductions to nonperforming loans and leases		(1,324)	(838)
Total nonperforming loans and leases, December 31		3,842	5,166
Foreclosed properties, December 31 (2)		244	236
Nonperforming consumer loans, leases and foreclosed properties, December 31		$4,086	$5,402
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (3)		0.86%	1.14%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (3)		0.92	1.19

(1)
Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.

(2)	Foreclosed property balances do not include properties insured by certain government-guaranteed loans, principally FHA-insured, of $488 million and $801 million at December 31, 2018 and 2017.

(3)	Outstanding consumer loans and leases exclude loans accounted for under the fair value option.
Table 32 presents TDRs for the consumer real estate portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 31.

Table 32	Consumer Real Estate Troubled Debt Restructurings

	December 31, 2018			December 31, 2017
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Residential mortgage (1, 2)	$1,209	$4,988	$6,197	$1,535	$8,163	$9,698
Home equity (3)	1,107	1,252	2,359	1,457	1,399	2,856
Total consumer real estate troubled debt restructurings	$2,316	$6,240	$8,556	$2,992	$9,562	$12,554

(1)
At December 31, 2018 and 2017, residential mortgage TDRs deemed collateral dependent totaled $1.6 billion and $2.8 billion, and included $960 million and $1.2 billion of loans classified as nonperforming and $605 million and $1.6 billion of loans classified as performing.

(2)	Residential mortgage performing TDRs included $2.8 billion and $3.7 billion of loans that were fully-insured at December 31, 2018 and 2017.

(3)
At December 31, 2018 and 2017, home equity TDRs deemed collateral dependent totaled $1.3 billion and $1.6 billion, and included $961 million and $1.2 billion of loans classified as nonperforming and $322 million and $388 million of loans classified as performing.

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
Modifications of credit card and other consumer loans are made through renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded in large part from Table 31 as substantially all of the loans remain on accrual status until either charged off or paid in full. At December 31, 2018 and 2017, our renegotiated TDR portfolio was $566 million and $490 million, of which $481 million and $426 million were current or less than 30 days past due under the modified terms. The increase in the renegotiated TDR portfolio was primarily driven by new renegotiated enrollments outpacing runoff of existing portfolios.
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
Management of Commercial Credit Risk Concentrations
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure continue to be aligned with our risk appetite. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property

59 Bank of America 2018

type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 37, 40, 43 and 44 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, see Commercial Portfolio Credit Risk Management – Industry Concentrations on page 63 and Table 40.
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
Commercial Credit Portfolio
During 2018, credit quality among large corporate borrowers was strong, and there was continued improvement in the energy portfolio. Credit quality of commercial real estate borrowers in most sectors remained stable with conservative LTV ratios. However, some of the commercial real estate markets experienced slowing tenant demand and decelerating rental income.
Total commercial utilized credit exposure increased $20.2 billion in 2018 to $621.0 billion primarily driven by commercial loan growth. The utilization rate for loans and leases, SBLCs and financial guarantees, and commercial letters of credit, in the aggregate, was 59 percent at both December 31, 2018 and 2017.
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

Table 33	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
	December 31
(Dollars in millions)	2018	2017	2018	2017	2018	2017
Loans and leases (5)	$505,724	$487,748	$369,282	$364,743	$875,006	$852,491
Derivative assets (6)	43,725	37,762	—	—	43,725	37,762
Standby letters of credit and financial guarantees	34,941	34,517	491	863	35,432	35,380
Debt securities and other investments	25,425	28,161	4,250	4,864	29,675	33,025
Loans held-for-sale	9,090	10,257	14,812	9,742	23,902	19,999
Commercial letters of credit	1,210	1,467	168	155	1,378	1,622
Other	898	888	—	—	898	888
Total	$621,013	$600,800	$389,003	$380,367	$1,010,016	$981,167

(1)
Commercial utilized exposure includes loans of $3.7 billion and $4.8 billion and issued letters of credit with a notional amount of $100 million and $232 million accounted for under the fair value option at December 31, 2018 and 2017.

(2)	Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $3.0 billion and $4.6 billion at December 31, 2018 and 2017.

(3)	Excludes unused business card lines, which are not legally binding.

(4)
Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.7 billion and $11.0 billion at December 31, 2018 and 2017.

(5)	Includes credit risk exposure associated with assets under operating lease arrangements of $6.1 billion and $6.3 billion at December 31, 2018 and 2017.

(6)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $32.4 billion and $34.6 billion at December 31, 2018 and 2017. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $33.0 billion and $26.2 billion at December 31, 2018 and 2017, which consists primarily of other marketable securities.

Outstanding commercial loans and leases increased $18.2 billion during 2018 primarily in the U.S. commercial portfolio. The allowance for loan and lease losses for the commercial portfolio decreased $211 million to $4.8 billion at December 31, 2018. For additional information, see Allowance for Credit Losses on page 67. Table 34 presents our commercial loans and leases portfolio and related credit quality information at December 31, 2018 and 2017.

Bank of America 2018 60

Table 34	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
	December 31
(Dollars in millions)	2018	2017	2018	2017	2018	2017
Commercial and industrial:
U.S. commercial	$299,277	$284,836	$794	$814	$197	$144
Non-U.S. commercial	98,776	97,792	80	299	—	3
Total commercial and industrial	398,053	382,628	874	1,113	197	147
Commercial real estate (1)	60,845	58,298	156	112	4	4
Commercial lease financing	22,534	22,116	18	24	29	19
	481,432	463,042	1,048	1,249	230	170
U.S. small business commercial (2)	14,565	13,649	54	55	84	75
Commercial loans excluding loans accounted for under the fair value option	495,997	476,691	1,102	1,304	314	245
Loans accounted for under the fair value option (3)	3,667	4,782	—	43	—	—
Total commercial loans and leases	$499,664	$481,473	$1,102	$1,347	$314	$245

(1)	Includes U.S. commercial real estate of $56.6 billion and $54.8 billion and non-U.S. commercial real estate of $4.2 billion and $3.5 billion at December 31, 2018 and 2017.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial of $2.5 billion and $2.6 billion and non-U.S. commercial of $1.1 billion and $2.2 billion at December 31, 2018 and 2017. For more information on the fair value option, see Note 21 – Fair Value Option to the Consolidated Financial Statements.

Table 35 presents net charge-offs and related ratios for our commercial loans and leases for 2018 and 2017. The decrease in net charge-offs of $378 million for 2018 was primarily driven by a single-name non-U.S. commercial charge-off of $292 million in 2017.

Table 35	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2018	2017	2018	2017
Commercial and industrial:
U.S. commercial	$215	$232	0.07%	0.08%
Non-U.S. commercial	68	440	0.07	0.48
Total commercial and industrial	283	672	0.07	0.18
Commercial real estate	1	9	—	0.02
Commercial lease financing	(1)	5	(0.01)	0.02
	283	686	0.06	0.15
U.S. small business commercial	240	215	1.70	1.60
Total commercial	$523	$901	0.11	0.20

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.
Table 36 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure decreased $2.5 billion, or 18 percent, during 2018 driven by broad-based improvements including the energy sector. At December 31, 2018 and 2017, 91 percent and 84 percent of commercial reservable criticized utilized exposure was secured.

Table 36	Commercial Reservable Criticized Utilized Exposure (1, 2)

	December 31
(Dollars in millions)	2018		2017
Commercial and industrial:
U.S. commercial	$7,986	2.43%	$9,891	3.15%
Non-U.S. commercial	1,013	0.97	1,766	1.70
Total commercial and industrial	8,999	2.08	11,657	2.79
Commercial real estate	936	1.50	566	0.95
Commercial lease financing	366	1.62	581	2.63
	10,301	1.99	12,804	2.57
U.S. small business commercial	760	5.22	759	5.56
Total commercial reservable criticized utilized exposure (1)	$11,061	2.08	$13,563	2.65

(1)
Total commercial reservable criticized utilized exposure includes loans and leases of $10.3 billion and $12.5 billion and commercial letters of credit of $781 million and $1.1 billion at December 31, 2018 and 2017.

(2)	Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.

61 Bank of America 2018

Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At December 31, 2018, 70 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 16 percent in Global Markets, 12 percent in GWIM (generally business-purpose loans for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $14.4 billion in 2018 primarily in Global Banking. Reservable criticized utilized exposure decreased $1.9 billion, or 19 percent, driven by broad-based improvements including the energy sector.
Non-U.S. Commercial
At December 31, 2018, 81 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 19 percent in Global Markets. Reservable criticized utilized exposure decreased $753 million, or 43 percent, and nonperforming loans and leases decreased $219 million, or 73 percent, due primarily to paydowns, sales and charge-offs. Net charge-offs decreased $372 million in 2018 primarily due to a single-name non-U.S. commercial charge-off of $292 million in 2017. For more information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 65.
Commercial Real Estate
Commercial real estate primarily includes commercial loans and leases secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 23 percent of the commercial real estate loans and leases portfolio at both December 31, 2018 and 2017. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. Outstanding loans increased $2.5 billion, or four percent, during 2018 to $60.8 billion due to new originations, including higher hold levels on syndicated loans, outpacing paydowns.
During 2018, we continued to see low default rates and solid credit quality in both the residential and non-residential portfolios. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures to management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Nonperforming commercial real estate loans and foreclosed properties increased $48 million, or 29 percent, during 2018 to $212 million, primarily due to a single-name downgrade.
Table 37 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 37	Outstanding Commercial Real Estate Loans

	December 31
(Dollars in millions)	2018	2017
By Geographic Region
California	$14,002	$13,607
Northeast	10,895	10,072
Southwest	7,339	6,970
Southeast	5,726	5,487
Midwest	3,772	3,769
Florida	3,680	3,170
Illinois	2,989	3,263
Midsouth	2,919	2,962
Northwest	2,178	2,657
Non-U.S.	4,240	3,538
Other (1)	3,105	2,803
Total outstanding commercial real estate loans	$60,845	$58,298
By Property Type
Non-residential
Office	$17,246	$16,718
Shopping centers / Retail	8,798	8,825
Multi-family rental	7,762	8,280
Hotels / Motels	7,248	6,344
Industrial / Warehouse	5,379	6,070
Unsecured	2,956	2,187
Multi-use	2,848	2,771
Other	7,029	5,645
Total non-residential	59,266	56,840
Residential	1,579	1,458
Total outstanding commercial real estate loans	$60,845	$58,298

(1)
Includes unsecured loans to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans managed in Consumer Banking. Credit card-related products were 51 percent and 50 percent of the U.S. small business commercial portfolio at December 31, 2018 and 2017. Of the U.S. small business commercial net charge-offs, 95 percent and 90 percent were credit card-related products in 2018 and 2017.

Bank of America 2018 62

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 38 presents the nonperforming commercial loans, leases and foreclosed properties activity during 2018 and 2017. Nonperforming loans do not include loans accounted for under the fair value option. During 2018, nonperforming commercial loans and leases decreased $202 million to $1.1 billion. At December

31, 2018, 93 percent of commercial nonperforming loans, leases and foreclosed properties were secured and 55 percent were contractually current. Commercial nonperforming loans were carried at 89 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

Table 38	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

(Dollars in millions)		2018	2017
Nonperforming loans and leases, January 1		$1,304	$1,703
Additions		1,415	1,616
Reductions:
Paydowns		(771)	(930)
Sales		(210)	(136)
Returns to performing status (3)		(246)	(280)
Charge-offs		(361)	(455)
Transfers to foreclosed properties		(12)	(40)
Transfers to loans held-for-sale		(17)	(174)
Total net reductions to nonperforming loans and leases		(202)	(399)
Total nonperforming loans and leases, December 31		1,102	1,304
Foreclosed properties, December 31		56	52
Nonperforming commercial loans, leases and foreclosed properties, December 31		$1,158	$1,356
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)		0.22%	0.27%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)		0.23	0.28

(1)	Balances do not include nonperforming loans held-for-sale of $292 million and $339 million at December 31, 2018 and 2017.

(2)	Includes U.S. small business commercial activity. Small business card loans are excluded as they are not classified as nonperforming.

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

Table 39	Commercial Troubled Debt Restructurings

	December 31, 2018			December 31, 2017
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Commercial and industrial:
U.S. commercial	$306	$1,092	$1,398	$370	$866	$1,236
Non-U.S. commercial	78	162	240	11	219	230
Total commercial and industrial	384	1,254	1,638	381	1,085	1,466
Commercial real estate	114	6	120	38	9	47
Commercial lease financing	3	68	71	5	13	18
	501	1,328	1,829	424	1,107	1,531
U.S. small business commercial	3	18	21	4	15	19
Total commercial troubled debt restructurings	$504	$1,346	$1,850	$428	$1,122	$1,550
Industry Concentrations
Table 40 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $28.8 billion, or three percent, during 2018 to $1.0 trillion. The increase in commercial committed exposure was concentrated in the Asset Managers and Funds, Pharmaceuticals and Biotechnology, and Capital Goods industry sectors. Increases were partially offset by reduced exposure to the Media, Food and Staples Retailing, and Energy industry sectors.
Industry limits are used internally to manage industry concentrations and are based on committed exposure that is allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring. The MRC oversees industry limit governance.
Asset Managers and Funds, our largest industry concentration with committed exposure of $107.9 billion, increased $16.8 billion, or 18 percent, during 2018. The change reflects an increase in exposure to several counterparties.
Real Estate, our second largest industry concentration with committed exposure of $86.5 billion, increased $2.7 billion, or three percent, during 2018. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 62.

63 Bank of America 2018

Capital Goods, our third largest industry concentration with committed exposure of $75.1 billion, increased $4.7 billion, or seven percent, during 2018. The increase in committed exposure occurred primarily as a result of increases in large conglomerates, as well as trading companies, distributors and electrical equipment companies, partially offset by a decrease in machinery companies.
Our energy-related committed exposure decreased $4.5 billion, or 12 percent, during 2018 to $32.3 billion. Energy sector net charge-offs were $31 million in 2018 compared to $156 million in 2017. Energy sector reservable criticized exposure decreased $833 million during 2018 to $787 million due to improvement in credit quality coupled with exposure reductions. The energy allowance for credit losses decreased $225 million during 2018 to $335 million.

Table 40	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
	December 31
(Dollars in millions)	2018	2017	2018	2017
Asset managers and funds	$71,756	$59,190	$107,888	$91,092
Real estate (3)	65,328	61,940	86,514	83,773
Capital goods	39,192	36,705	75,080	70,417
Finance companies	36,662	34,050	56,659	53,107
Healthcare equipment and services	35,763	37,780	56,489	57,256
Government and public education	43,675	48,684	54,749	58,067
Materials	27,347	24,001	51,865	47,386
Retailing	25,333	26,117	47,507	48,796
Consumer services	25,702	27,191	43,298	43,605
Food, beverage and tobacco	23,586	23,252	42,745	42,815
Commercial services and supplies	22,623	22,100	39,349	35,496
Energy	13,727	16,345	32,279	36,765
Transportation	22,814	21,704	31,523	29,946
Global commercial banks	26,269	29,491	28,321	31,764
Utilities	12,035	11,342	27,623	27,935
Technology hardware and equipment	13,014	10,728	26,228	22,071
Individuals and trusts	18,643	18,549	25,019	25,097
Media	12,132	19,155	24,502	33,955
Pharmaceuticals and biotechnology	7,430	5,653	23,634	18,623
Vehicle dealers	17,603	16,896	20,446	20,361
Consumer durables and apparel	9,904	8,859	20,199	17,296
Software and services	8,809	8,562	19,172	18,202
Insurance	8,674	6,411	15,807	12,990
Telecommunication services	8,686	6,389	14,166	13,108
Automobiles and components	7,131	5,988	13,893	13,318
Food and staples retailing	4,787	4,955	9,093	15,589
Religious and social organizations	3,757	4,454	5,620	6,318
Financial markets infrastructure (clearinghouses)	2,382	688	4,107	2,403
Other	6,249	3,621	6,241	3,616
Total commercial credit exposure by industry	$621,013	$600,800	$1,010,016	$981,167
Net credit default protection purchased on total commitments (4)			$(2,663)	$(2,129)

(1)	Includes U.S. small business commercial exposure.

(2)
Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.7 billion and $11.0 billion at December 31, 2018 and 2017.

(3)
Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based on the primary business activity of the borrowers or counterparties using operating cash flows and primary source of repayment as key factors.

(4)	Represents net notional credit protection purchased. For additional information, see Commercial Portfolio Credit Risk Management – Risk Mitigation.
Risk Mitigation
We purchase credit protection to cover the funded portion as well as the unfunded portion of certain credit exposures. To lower the cost of obtaining our desired credit protection levels, we may add credit exposure within an industry, borrower or counterparty group by selling protection.
At December 31, 2018 and 2017, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $2.7 billion and $2.1 billion. We recorded net losses of $2 million for 2018 compared to net losses of $66 million in 2017 on these positions. The gains and losses on these instruments were offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 47. For additional information, see Trading Risk Management on page 71.

Bank of America 2018 64

Tables 41 and 42 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at December 31, 2018 and 2017.

Table 41	Net Credit Default Protection by Maturity

	December 31
	2018	2017
Less than or equal to one year	20%	42%
Greater than one year and less than or equal to five years	78	58
Greater than five years	2	—
Total net credit default protection	100%	100%

Table 42	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
	December 31
(Dollars in millions)	2018		2017
Ratings (2, 3)
A	$(700)	26.3%	$(280)	13.2%
BBB	(501)	18.8	(459)	21.6
BB	(804)	30.2	(893)	41.9
B	(422)	15.8	(403)	18.9
CCC and below	(205)	7.7	(84)	3.9
NR (4)	(31)	1.2	(10)	0.5
Total net credit default protection	$(2,663)	100.0%	$(2,129)	100.0%

(1)	Represents net credit default protection purchased.

(2)	Ratings are refreshed on a quarterly basis.

(3)	Ratings of BBB- or higher are considered to meet the definition of investment grade.

(4)	NR is comprised of index positions held and any names that have not been rated.
In addition to our net notional credit default protection purchased to cover the funded and unfunded portion of certain credit exposures, credit derivatives are used for market-making activities for clients and establishing positions intended to profit from directional or relative value changes. We execute the majority of our credit derivative trades in the OTC market with large, multinational financial institutions, including broker-dealers and, to a lesser degree, with a variety of other investors. Because these transactions are executed in the OTC market, we are subject to settlement risk. We are also subject to credit risk in the event that these counterparties fail to perform under the terms of these contracts. In order to properly reflect counterparty credit risk, we record counterparty credit risk valuation adjustments on certain derivative assets, including our purchased credit default protection.

In most cases, credit derivative transactions are executed on a daily margin basis. Therefore, events such as a credit downgrade, depending on the ultimate rating level, or a breach of credit covenants would typically require an increase in the amount of collateral required by the counterparty, where applicable, and/or allow us to take additional protective measures such as early termination of all trades. For more information on credit derivatives and counterparty credit risk valuation adjustments, see Note 3 – Derivatives to the Consolidated Financial Statements.
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
Table 43 presents our 20 largest non-U.S. country exposures at December 31, 2018. These exposures accounted for 89 percent and 86 percent of our total non-U.S. exposure at December 31, 2018 and 2017. Net country exposure for these 20 countries increased $44.1 billion in 2018, primarily driven by increased placements with central banks in the U.K., Japan and Germany.
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

65 Bank of America 2018

Table 43	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at December 31 2018	Hedges and Credit Default Protection	Net Country Exposure at December 31 2018	Increase (Decrease) from December 31 2017
United Kingdom	$28,833	$20,410	$6,419	$2,639	$58,301	$(3,447)	$54,854	$17,259
Germany	24,856	6,823	1,835	443	33,957	(5,300)	28,657	7,154
Japan	17,762	1,316	1,023	1,341	21,442	(1,419)	20,023	10,933
Canada	7,388	7,234	1,641	3,773	20,036	(521)	19,515	792
China	12,774	681	975	495	14,925	(284)	14,641	(1,284)
France	7,137	5,849	1,331	1,214	15,531	(2,880)	12,651	2,108
Netherlands	8,405	2,992	389	973	12,759	(1,182)	11,577	3,110
India	7,147	451	312	3,379	11,289	(177)	11,112	615
Brazil	6,651	544	209	3,172	10,576	(327)	10,249	(467)
Australia	5,173	3,132	571	1,507	10,383	(453)	9,930	(659)
South Korea	5,634	463	897	2,456	9,450	(280)	9,170	1,269
Switzerland	5,494	2,580	335	201	8,610	(846)	7,764	1,967
Hong Kong	5,287	442	321	1,224	7,274	(38)	7,236	(1,442)
Mexico	3,506	1,275	140	1,444	6,365	(129)	6,236	749
Belgium	4,684	1,016	103	147	5,950	(372)	5,578	1,613
Singapore	3,330	125	362	1,770	5,587	(70)	5,517	(746)
Spain	3,769	1,138	290	792	5,989	(1,339)	4,650	1,542
United Arab Emirates	3,371	135	138	55	3,699	(50)	3,649	262
Taiwan	2,311	13	288	623	3,235	—	3,235	523
Italy	2,372	1,065	491	597	4,525	(1,444)	3,081	(1,165)
Total top 20 non-U.S. countries exposure	$165,884	$57,684	$18,070	$28,245	$269,883	$(20,558)	$249,325	$44,133
A number of economic conditions and geopolitical events have given rise to risk aversion in certain emerging markets. Our largest emerging market country exposure at December 31, 2018 was China, with net exposure of $14.6 billion, concentrated in large state-owned companies, subsidiaries of multinational corporations and commercial banks.
The outlook for policy direction and therefore economic performance in the EU remains uncertain as a consequence of reduced political cohesion among EU countries. Additionally, we believe that the uncertainty in the U.K.’s ability to negotiate a favorable exit from the EU will further weigh on economic performance. Our largest EU country exposure at December 31, 2018 was the U.K. with net exposure of $54.9 billion, a $17.3 billion increase from December 31, 2017. The increase was driven by corporate loan growth and increased placements with the central bank as part of liquidity management.
Markets have reacted negatively to the escalating tensions between the U.S. and several key trading partners. We are closely monitoring our exposures to tariff-sensitive industries and our international exposure, particularly to countries that account for a large percentage of U.S. trade.
Table 44 presents countries where total cross-border exposure exceeded one percent of our total assets. At December 31, 2018, the U.K. and France were the only countries where total cross-border exposure exceeded one percent of our total assets. At December 31, 2018, Germany and China had total cross-border exposure of $20.4 billion and $19.5 billion representing 0.87 percent and 0.83 percent of our total assets. No other countries had total cross-border exposure that exceeded 0.75 percent of our total assets at December 31, 2018.
Cross-border exposure includes the components of Country Risk Exposure as detailed in Table 43 as well as the notional amount of cash loaned under secured financing agreements. Local exposure, defined as exposure booked in local offices of a respective country with clients in the same country, is excluded.

Table 44		Total Cross-border Exposure Exceeding One Percent of Total Assets

(Dollars in millions)	December 31	Public Sector	Banks	Private Sector	Cross-border Exposure	Exposure as a Percent of Total Assets
United Kingdom	2018	$1,505	$3,458	$46,191	$51,154	2.17%
	2017	923	2,984	47,205	51,112	2.24
	2016	2,975	4,557	42,105	49,637	2.27
France	2018	633	2,385	29,847	32,865	1.40
	2017	2,964	1,521	27,903	32,388	1.42
	2016	4,956	1,205	23,193	29,354	1.34

Bank of America 2018 66

Provision for Credit Losses
The provision for credit losses decreased $114 million to $3.3 billion in 2018 compared to 2017 primarily due to improvement in the commercial portfolio, partially offset by an increase in the consumer portfolio. The provision for credit losses was $481 million lower than net charge-offs for 2018, resulting in a reduction in the allowance for credit losses. This compared to a reduction of $583 million in the allowance for credit losses in 2017.
The provision for credit losses for the consumer portfolio increased $222 million to $2.9 billion in 2018 compared to 2017. The increase was primarily driven by a slower pace of improvement in the consumer real estate portfolio, and portfolio seasoning and loan growth in the U.S. credit card portfolio, partially offset by the impact of the sale of the non-U.S. consumer credit card business in 2017.
The provision for credit losses for the commercial portfolio, including unfunded lending commitments, decreased $336 million to $333 million in 2018 compared to 2017. The decrease was primarily driven by a 2017 single-name non-U.S. commercial charge-off and improvement in the commercial portfolio.
Allowance for Credit Losses
Allowance for Loan and Lease Losses
The allowance for loan and lease losses is comprised of two components. The first component covers nonperforming commercial loans and TDRs. The second component covers loans and leases on which there are incurred losses that are not yet individually identifiable, as well as incurred losses that may not be represented in the loss forecast models. We evaluate the adequacy of the allowance for loan and lease losses based on the total of these two components, each of which is described in more detail below. The allowance for loan and lease losses excludes loans held-for-sale (LHFS) and loans accounted for under the fair value option as the fair value reflects a credit risk component.
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
The second component of the allowance for loan and lease losses covers the remaining consumer and commercial loans and leases that have incurred losses that are not yet individually identifiable. The allowance for consumer (including credit card and other consumer loans) and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, which include both quantitative and qualitative components, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends and credit scores. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or CLTV, and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Additionally, we incorporate the delinquency status of underlying first-lien loans on our junior-lien home equity portfolio in our allowance process. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. As of December 31, 2018, the loss forecast process resulted in reductions in the allowance related to the residential mortgage and home equity portfolios compared to December 31, 2017.
The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience, internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize our historical database of actual defaults and other data, including external default data. The loan risk ratings and composition of the commercial portfolios used to calculate the allowance are updated quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the loss given default (LGD) based on our historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable, the industry in which the obligor operates, the obligor’s liquidity and other financial indicators, and other quantitative and qualitative factors relevant to the obligor’s credit risk. As of December 31, 2018, the allowance for the U.S. commercial and non-U.S. commercial portfolios decreased compared to December 31, 2017.
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
During 2018, the factors that impacted the allowance for loan and lease losses included improvement in the credit quality of the consumer real estate portfolios driven by continuing improvements in the U.S. economy and strong labor markets, proactive credit risk management initiatives and the impact of high credit quality originations. Evidencing the improvements in the U.S. economy and strong labor markets are low levels of unemployment and increases in home prices. In addition to these improvements, in the consumer portfolio, nonperforming consumer loans decreased $1.3 billion in 2018 as returns to performing status, loan sales, paydowns and charge-offs continued to outpace new nonaccrual loans. During 2018, the allowance for loan and lease losses in the commercial portfolio reflected decreased energy reserves primarily driven by improvement in energy exposures including reservable criticized utilized exposures.

67 Bank of America 2018

We monitor differences between estimated and actual incurred loan and lease losses. This monitoring process includes periodic assessments by senior management of loan and lease portfolios and the models used to estimate incurred losses in those portfolios.
The allowance for loan and lease losses for the consumer portfolio, as presented in Table 45, was $4.8 billion at December 31, 2018, a decrease of $581 million from December 31, 2017. The decrease was primarily in the consumer real estate portfolio, partially offset by an increase in the U.S. credit card portfolio. The reduction in the allowance for the consumer real estate portfolio was due to improved home prices, lower nonperforming loans and a decrease in loan balances in our non-core portfolio. The increase in the allowance for the U.S. credit card portfolio was driven by portfolio seasoning and loan growth.
The allowance for loan and lease losses for the commercial portfolio, as presented in Table 45, was $4.8 billion at December 31, 2018, a decrease of $211 million from December 31, 2017 primarily driven by improvement in energy exposures. Commercial reservable criticized utilized exposure decreased to $11.1 billion at December 31, 2018 from $13.6 billion (to 2.08 percent from 2.65 percent of total commercial reservable utilized exposure) at December 31, 2017, driven by broad-based improvements including the energy sector. Nonperforming commercial loans decreased to $1.1 billion at December 31, 2018 from $1.3 billion (to 0.22 percent from 0.27 percent of outstanding commercial loans excluding loans accounted for under the fair value option)

at December 31, 2017. See Tables 34, 35 and 36 for more details on key commercial credit statistics.
The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 1.02 percent at December 31, 2018 compared to 1.12 percent at December 31, 2017.
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
The reserve for unfunded lending commitments was $797 million at December 31, 2018 compared to $777 million at December 31, 2017.

Table 45	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	December 31, 2018			December 31, 2017
Allowance for loan and lease losses
Residential mortgage	$422	4.40%	0.20%	$701	6.74%	0.34%
Home equity	506	5.27	1.05	1,019	9.80	1.76
U.S. credit card	3,597	37.47	3.66	3,368	32.41	3.50
Direct/Indirect consumer	248	2.58	0.27	264	2.54	0.27
Other consumer	29	0.30	n/m	31	0.30	n/m
Total consumer	4,802	50.02	1.08	5,383	51.79	1.18
U.S. commercial (2)	3,010	31.35	0.96	3,113	29.95	1.04
Non-U.S. commercial	677	7.05	0.69	803	7.73	0.82
Commercial real estate	958	9.98	1.57	935	9.00	1.60
Commercial lease financing	154	1.60	0.68	159	1.53	0.72
Total commercial	4,799	49.98	0.97	5,010	48.21	1.05
Allowance for loan and lease losses (3)	9,601	100.00%	1.02	10,393	100.00%	1.12
Reserve for unfunded lending commitments	797			777
Allowance for credit losses	$10,398			$11,170

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option include residential mortgage loans of $336 million and $567 million and home equity loans of $346 million and $361 million at December 31, 2018 and 2017. Commercial loans accounted for under the fair value option include U.S. commercial loans of $2.5 billion and $2.6 billion and non-U.S. commercial loans of $1.1 billion and $2.2 billion at December 31, 2018 and 2017.

(2)	Includes allowance for loan and lease losses for U.S. small business commercial loans of $474 million and $439 million at December 31, 2018 and 2017.

(3)	Includes $91 million and $289 million of valuation allowance presented with the allowance for loan and lease losses related to PCI loans at December 31, 2018 and 2017.
n/m = not meaningful

Bank of America 2018 68

Table 46 presents a rollforward of the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, for 2018 and 2017.

Table 46	Allowance for Credit Losses

(Dollars in millions)		2018	2017
Allowance for loan and lease losses, January 1		$10,393	$11,237
Loans and leases charged off
Residential mortgage		(207)	(188)
Home equity		(483)	(582)
U.S. credit card		(3,345)	(2,968)
Non-U.S. credit card (1)		—	(103)
Direct/Indirect consumer		(495)	(491)
Other consumer		(197)	(212)
Total consumer charge-offs		(4,727)	(4,544)
U.S. commercial (2)		(575)	(589)
Non-U.S. commercial		(82)	(446)
Commercial real estate		(10)	(24)
Commercial lease financing		(8)	(16)
Total commercial charge-offs		(675)	(1,075)
Total loans and leases charged off		(5,402)	(5,619)
Recoveries of loans and leases previously charged off
Residential mortgage		179	288
Home equity		485	369
U.S. credit card		508	455
Non-U.S. credit card (1)		—	28
Direct/Indirect consumer		300	277
Other consumer		15	49
Total consumer recoveries		1,487	1,466
U.S. commercial (3)		120	142
Non-U.S. commercial		14	6
Commercial real estate		9	15
Commercial lease financing		9	11
Total commercial recoveries		152	174
Total recoveries of loans and leases previously charged off		1,639	1,640
Net charge-offs		(3,763)	(3,979)
Write-offs of PCI loans		(273)	(207)
Provision for loan and lease losses		3,262	3,381
Other (4)		(18)	(39)
Allowance for loan and lease losses, December 31		9,601	10,393
Reserve for unfunded lending commitments, January 1		777	762
Provision for unfunded lending commitments		20	15
Reserve for unfunded lending commitments, December 31		797	777
Allowance for credit losses, December 31		$10,398	$11,170

Loan and allowance ratios:
Loans and leases outstanding at December 31 (5)		$942,546	$931,039
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (5)		1.02%	1.12%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31 (6)		1.08	1.18
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31 (7)		0.97	1.05
Average loans and leases outstanding (5)		$927,531	$911,988
Net charge-offs as a percentage of average loans and leases outstanding (5, 8)		0.41%	0.44%
Net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (5)		0.44	0.46
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (5)		194	161
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (8)		2.55	2.61
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs and PCI write-offs		2.38	2.48
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (9)		$4,031	$3,971
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (5, 9)		113%	99%

(1)	Represents net charge-offs related to the non-U.S. credit card loan portfolio, which was sold in 2017.

(2)	Includes U.S. small business commercial charge-offs of $287 million and $258 million in 2018 and 2017.

(3)	Includes U.S. small business commercial recoveries of $47 million and $43 million in 2018 and 2017.

(4)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, foreign currency translation adjustments, transfers to held for sale and certain other reclassifications.

(5)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $4.3 billion and $5.7 billion at December 31, 2018 and 2017. Average loans accounted for under the fair value option were $5.5 billion and $6.7 billion in 2018 and 2017.

(6)	Excludes consumer loans accounted for under the fair value option of $682 million and $928 million at December 31, 2018 and 2017.

(7)	Excludes commercial loans accounted for under the fair value option of $3.7 billion and $4.8 billion at December 31, 2018 and 2017.

(8)
Net charge-offs exclude $273 million and $207 million of write-offs in the PCI loan portfolio in 2018 and 2017. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 57.

(9)	Primarily includes amounts allocated to U.S. credit card and unsecured consumer lending portfolios in Consumer Banking and PCI loans in All Other.

69 Bank of America 2018

Market Risk Management
Market risk is the risk that changes in market conditions may adversely impact the value of assets or liabilities, or otherwise negatively impact earnings. This risk is inherent in the financial instruments associated with our operations, primarily within our Global Markets segment. We are also exposed to these risks in other areas of the Corporation (e.g., our ALM activities). In the event of market stress, these risks could have a material impact on our results. For more information, see Interest Rate Risk Management for the Banking Book on page 74.
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
Mortgage Risk
Mortgage risk represents exposures to changes in the values of mortgage-related instruments. The values of these instruments are sensitive to prepayment rates, mortgage rates, agency debt ratings, default, market liquidity, government participation and interest rate volatility. Our exposure to these instruments takes several forms. For example, we trade and engage in market-making activities in a variety of mortgage securities including whole loans, pass-through certificates, commercial mortgages and collateralized mortgage obligations including collateralized debt obligations using mortgages as underlying collateral. In addition, we originate a variety of MBS, which involves the accumulation of mortgage-related loans in anticipation of eventual securitization, and we may hold positions in mortgage securities and residential mortgage loans as part of the ALM portfolio. We also record MSRs as part of our mortgage origination activities. Hedging instruments used to mitigate this risk include derivatives such as options, swaps, futures and forwards as well as securities including MBS and U.S. Treasury securities. For more information, see Mortgage Banking Risk Management on page 76.
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

Bank of America 2018 70

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
VaR may not be indicative of realized revenue volatility as changes in market conditions or in the composition of the portfolio can have a material impact on the results. In particular, the historical data used for the VaR calculation might indicate higher or lower levels of portfolio diversification than will be experienced. In order for the VaR model to reflect current market conditions, we update the historical data underlying our VaR model on a weekly basis, or more frequently during periods of market stress, and regularly review the assumptions underlying the model. A minor portion of risks related to our trading positions is not included in VaR. These risks are reviewed as part of our ICAAP. For more information regarding ICAAP, see Capital Management on page 43.
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
Table 47 presents the total market-based portfolio VaR which is the combination of the total covered positions (and less liquid trading positions) portfolio and the fair value option portfolio. Covered positions are defined by regulatory standards as trading assets and liabilities, both on- and off-balance sheet, that meet a defined set of specifications. These specifications identify the most liquid trading positions which are intended to be held for a short-term horizon and where we are able to hedge the material risk elements in a two-way market. Positions in less liquid markets, or where there are restrictions on the ability to trade the positions, typically do not qualify as covered positions. Foreign exchange and commodity positions are always considered covered positions, except for structural foreign currency positions that are excluded with prior regulatory approval. In addition, Table 47 presents our fair value option portfolio, which includes substantially all of the funded and unfunded exposures for which we elect the fair value option, and their corresponding hedges. Additionally, market risk VaR for trading activities as presented in Table 47 differs from VaR used for regulatory capital calculations due to the holding period being used. The holding period for VaR used for regulatory capital calculations is 10 days, while for the market risk VaR presented below, it is one day. Both measures utilize the same process and methodology.
The total market-based portfolio VaR results in Table 47 include market risk to which we are exposed from all business segments, excluding credit valuation adjustment (CVA), DVA and related hedges. The majority of this portfolio is within the Global Markets segment.

71 Bank of America 2018

Table 47 presents year-end, average, high and low daily trading VaR for 2018 and 2017 using a 99 percent confidence level. The amounts disclosed in Table 47 and Table 48 align to the view of covered positions used in the Basel 3 capital calculations. Foreign exchange and commodity positions are always considered covered positions, regardless of trading or banking treatment for the trade, except for structural foreign currency positions that are excluded with prior regulatory approval.
The average total covered positions and less liquid trading positions portfolio VaR decreased during 2018 primarily due to a decrease in credit risk along with an increase in portfolio diversification.

Table 47	Market Risk VaR for Trading Activities

	2018				2017
(Dollars in millions)	Year End	Average	High (1)	Low (1)	Year End	Average	High (1)	Low (1)
Foreign exchange	$9	$8	$15	$2	$7	$11	$25	$3
Interest rate	36	25	45	15	22	21	41	11
Credit	26	25	31	20	29	26	33	21
Equity	20	20	40	11	19	18	33	12
Commodities	13	8	15	3	5	5	9	3
Portfolio diversification	(59)	(55)	—	—	(49)	(47)	—	—
Total covered positions portfolio	45	31	45	20	33	34	53	23
Impact from less liquid exposures	5	3	—	—	5	6	—	—
Total covered positions and less liquid trading positions portfolio	50	34	51	23	38	40	63	26
Fair value option loans	8	11	18	8	9	10	14	7
Fair value option hedges	5	9	17	4	7	7	11	4
Fair value option portfolio diversification	(7)	(11)	—	—	(7)	(8)	—	—
Total fair value option portfolio	6	9	16	5	9	9	11	6
Portfolio diversification	(3)	(5)	—	—	(4)	(4)	—	—
Total market-based portfolio	$53	$38	57	26	$43	$45	69	29

(1)
The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore the impact from less liquid exposures and the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, is not relevant.

The graph below presents the daily covered positions and less liquid trading positions portfolio VaR for 2018, corresponding to the data in Table 47.

Bank of America 2018 72

Additional VaR statistics produced within our single VaR model are provided in Table 48 at the same level of detail as in Table 47. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 48 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for 2018 and 2017.

Table 48	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	2018		2017
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$8	$5	$11	$6
Interest rate	25	16	21	14
Credit	25	15	26	15
Equity	20	11	18	10
Commodities	8	4	5	3
Portfolio diversification	(55)	(33)	(47)	(30)
Total covered positions portfolio	31	18	34	18
Impact from less liquid exposures	3	1	6	2
Total covered positions and less liquid trading positions portfolio	34	19	40	20
Fair value option loans	11	6	10	6
Fair value option hedges	9	6	7	5
Fair value option portfolio diversification	(11)	(7)	(8)	(6)
Total fair value option portfolio	9	5	9	5
Portfolio diversification	(5)	(3)	(4)	(3)
Total market-based portfolio	$38	$21	$45	$22
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. A backtesting excess occurs when a trading loss exceeds the VaR for the corresponding day. These excesses are evaluated to understand the positions and market moves that produced the trading loss with a goal to ensure that the VaR methodology accurately represents those losses. We expect the frequency of trading losses in excess of VaR to be in line with the confidence level of the VaR statistic being tested. For example, with a 99 percent confidence level, we expect one trading loss in excess of VaR every 100 days or between two to three trading losses in excess of VaR over the course of a year. The number of backtesting excesses observed can differ from the statistically expected number of excesses if the current level of market volatility is materially different than the level of market volatility that existed during the three years of historical data used in the VaR calculation.
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
During 2018, there were three days in which there was a backtesting excess for our total covered portfolio VaR, utilizing a one-day holding period.

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
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for 2018 and 2017. During 2018, positive trading-related revenue was recorded for 98 percent of the trading days, of which 79 percent were daily trading gains of over $25 million. This compares to 2017 where positive trading-related revenue was recorded for 100 percent of the trading days, of which 77 percent were daily trading gains of over $25 million.

73 Bank of America 2018

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
Stress testing for the trading portfolio is integrated with enterprise-wide stress testing and incorporated into the limits framework. The macroeconomic scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For more information, see Managing Risk on page 40.
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
Table 49 presents the spot and 12-month forward rates used in our baseline forecasts at December 31, 2018 and 2017.

Table 49	Forward Rates

	December 31, 2018
	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	2.50%	2.81%	2.71%
12-month forward rates	2.50	2.64	2.75

	December 31, 2017
Spot rates	1.50%	1.69%	2.40%
12-month forward rates	2.00	2.14	2.48
Table 50 shows the pretax impact to forecasted net interest income over the next 12 months from December 31, 2018 and 2017, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment.
During 2018, the asset sensitivity of our balance sheet to rising rates declined primarily due to increases in long-end rates. We continue to be asset sensitive to a parallel move in interest rates with the majority of that impact coming from the short end of the yield curve. Additionally, higher interest rates impact the fair value of debt securities and, accordingly, for debt securities classified as AFS, may adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital is reduced over time by offsetting positive impacts to net interest income. For more information on Basel 3, see Capital Management – Regulatory Capital on page 44.

Table 50			Estimated Banking Book Net Interest Income Sensitivity to Curve Changes

	Short Rate (bps)	Long Rate (bps)
			December 31
(Dollars in millions)			2018	2017
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$2,651	$3,317
-100 bps instantaneous shift	-100	-100	(4,109)	(5,183)
Flatteners
Short-end instantaneous change	+100	—	1,977	2,182
Long-end instantaneous change	—	-100	(1,616)	(2,765)
Steepeners
Short-end instantaneous change	-100	—	(2,478)	(2,394)
Long-end instantaneous change	—	+100	673	1,135
The sensitivity analysis in Table 50 assumes that we take no action in response to these rate shocks and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates. As part of our ALM activities, we use securities, certain residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.
The behavior of our deposit portfolio in the baseline forecast and in alternate interest rate scenarios is a key assumption in our projected estimates of net interest income. The sensitivity analysis in Table 50 assumes no change in deposit portfolio size or mix from the baseline forecast in alternate rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher yielding

Bank of America 2018 74

deposits or market-based funding would reduce our benefit in those scenarios.
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
Changes to the composition of our derivatives portfolio during 2018 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based on the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.
We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated cash flow hedge derivative instruments recorded in accumulated OCI were $1.3 billion, on a pretax basis, at both December 31, 2018 and 2017. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at December 31, 2018, the pretax net losses are expected to be reclassified into earnings as follows: 25 percent within the next year, 56 percent in years two through five and 11 percent in years six through 10, with the remaining eight percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 3 – Derivatives to the Consolidated Financial Statements.
We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps and foreign exchange options. We recorded net after-tax losses on derivatives in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at December 31, 2018.
Table 51 presents derivatives utilized in our ALM activities and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and average estimated durations of our open ALM derivatives at December 31, 2018 and 2017. These amounts do not include derivative hedges on our MSRs.

Table 51	Asset and Liability Management Interest Rate and Foreign Exchange Contracts

		December 31, 2018
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2019	2020	2021	2022	2023	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$2,128								5.17
Notional amount		$198,914	$27,176	$16,347	$14,640	$19,866	$36,215	$84,670
Weighted-average fixed-rate		2.66%	1.87%	2.68%	3.17%	2.56%	2.37%	2.97%
Pay-fixed interest rate swaps (1)	295								6.30
Notional amount		$49,275	$1,210	$4,344	$1,616	$—	$10,801	$31,304
Weighted-average fixed-rate		2.50%	2.07%	2.16%	2.22%	—%	2.59%	2.55%
Same-currency basis swaps (2)	21
Notional amount		$101,203	$7,628	$15,097	$15,493	$2,586	$2,017	$58,382
Foreign exchange basis swaps (1, 3, 4)	(1,716)
Notional amount		106,742	13,946	21,448	19,241	10,239	6,260	35,608
Option products	2
Notional amount		587	572	—	—	—	15	—
Foreign exchange contracts (1, 4, 5)	82
Notional amount (6)		(8,447)	(27,823)	13	4,196	2,741	2,448	9,978
Net ALM contracts	$812
For footnotes, see page 76.

75 Bank of America 2018

Table 51	Asset and Liability Management Interest Rate and Foreign Exchange Contracts (continued)

		December 31, 2017
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2018	2019	2020	2021	2022	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$2,330								5.38
Notional amount		$176,390	$21,850	$27,176	$16,347	$6,498	$19,120	$85,399
Weighted-average fixed-rate		2.42%	3.20%	1.87%	1.88%	2.99%	2.10%	2.52%
Pay-fixed interest rate swaps (1)	(37)								5.63
Notional amount		$45,873	$11,555	$1,210	$4,344	$1,616	$—	$27,148
Weighted-average fixed-rate		2.15%	1.73%	2.07%	2.16%	2.22%	—%	2.32%
Same-currency basis swaps (2)	(17)
Notional amount		$38,622	$11,028	$6,789	$1,180	$2,807	$955	$15,863
Foreign exchange basis swaps (1, 3, 4)	(1,616)
Notional amount		107,263	24,886	11,922	13,367	9,301	6,860	40,927
Option products	13
Notional amount		1,218	1,201	—	—	—	—	17
Foreign exchange contracts (1, 4, 5)	1,424
Notional amount (6)		(11,783)	(28,689)	2,231	(24)	2,471	2,919	9,309
Net ALM contracts	$2,097

(1)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities, which are hedged using derivatives designated as fair value hedging instruments, that substantially offset the fair values of these derivatives.

(2)
At December 31, 2018 and 2017, the notional amount of same-currency basis swaps included $101.2 billion and $38.6 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(3)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(4)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(5)
The notional amount of foreign exchange contracts of $(8.4) billion at December 31, 2018 was comprised of $25.2 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(32.7) billion in net foreign currency forward rate contracts, $(1.8) billion in foreign currency-denominated pay-fixed swaps and $814 million in net foreign currency futures contracts. Foreign exchange contracts of $(11.8) billion at December 31, 2017 were comprised of $29.1 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(35.6) billion in net foreign currency forward rate contracts, $(6.2) billion in foreign currency-denominated pay-fixed swaps and $940 million in foreign currency futures contracts.

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
During 2018 and 2017, we recorded gains of $244 million and $118 million related to the change in fair value of the MSRs, IRLCs and LHFS, net of gains and losses on the hedge portfolio. For more information on MSRs, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements.
Compliance and Operational Risk Management
Compliance risk is the risk of legal or regulatory sanctions, material financial loss or damage to the reputation of the Corporation arising from the failure of the Corporation to comply with the requirements of applicable laws, rules, regulations and our internal policies and procedures (collectively, applicable laws, rules and regulations).

Operational risk is the risk of loss resulting from inadequate or failed processes, people and systems or from external events. Operational risk may occur anywhere in the Corporation, including third-party business processes, and is not limited to operations functions. Effects may extend beyond financial losses and may result in reputational risk impacts. Operational risk includes legal risk. Additionally, operational risk is a component in the calculation of total risk-weighted assets used in the Basel 3 capital calculation. For more information on Basel 3 calculations, see Capital Management on page 43.
FLUs and control functions are first and foremost responsible for managing all aspects of their businesses, including their compliance and operational risk. FLUs and control functions are required to understand their business processes and related risks and controls, including the related regulatory requirements, and monitor and report on the effectiveness of the control environment. In order to actively monitor and assess the performance of their processes and controls, they must conduct comprehensive quality assurance activities and identify issues and risks to remediate control gaps and weaknesses. FLUs and control functions must also adhere to compliance and operational risk appetite limits to meet strategic, capital and financial planning objectives. Finally, FLUs and control functions are responsible for the proactive identification, management and escalation of compliance and operational risks across the Corporation.
Global Compliance and Operational Risk teams independently assess compliance and operational risk, monitor business activities and processes, evaluate FLUs and control functions for adherence to applicable laws, rules and regulations, including identifying issues and risks, determining and developing tests to be conducted by the Enterprise Independent Testing unit, and reporting on the state of the control environment. Enterprise Independent Testing, an independent testing function within IRM, works with Global Compliance and Operational Risk, the FLUs and

Bank of America 2018 76

control functions in the identification of testing needs and test design, and is accountable for test execution, reporting and analysis of results.
The Corporation’s approach to the management of compliance risk is described in the Global Compliance - Enterprise Policy, which outlines the requirements of the Corporation’s compliance risk management program, and defines roles and responsibilities of FLUs, IRM and Corporate Audit, the three lines of defense in managing compliance risk. The requirements work together to drive a comprehensive risk-based approach for the proactive identification, management and escalation of compliance risks throughout the Corporation. For more information on FLUs and control functions, see Managing Risk on page 40.
The Corporation’s approach to operational risk management is outlined in the Operational Risk Management - Enterprise Policy which establishes the requirements of the Corporation’s operational risk management program and specifies the responsibilities and accountabilities of the first and second lines of defense for managing operational risk so that our business processes are designed and executed effectively.
The Global Compliance Enterprise Policy and Operational Risk Management - Enterprise Policy also set the requirements for reporting compliance and operational risk information to executive management as well as the Board or appropriate Board-level committees in support of Global Compliance and Operational Risk’s responsibilities for conducting independent oversight of our compliance and operational risk management activities. The Board provides oversight of compliance risk through its Audit Committee and the ERC, and operational risk through the ERC.
A key operational risk facing the Corporation is information security, which includes cybersecurity. Cybersecurity risk represents, among other things, exposure to failures or interruptions of service or breaches of security, resulting from malicious technological attacks or otherwise, that impact the confidentiality, availability or integrity of our operations, systems or data, including sensitive corporate and customer information. The Corporation manages information security risk in accordance with internal policies which govern our comprehensive information security program designed to protect the Corporation by enabling preventative and detective measures to combat information and cybersecurity risks. The Board and the ERC provide cybersecurity and information security risk oversight for the Corporation and our Global Information Security Team manages the day-to-day implementation of our information security program.
Reputational Risk Management
Reputational risk is the risk that negative perceptions of the Corporation’s conduct or business practices may adversely impact its profitability or operations. Reputational risk may result from many of the Corporation’s activities, including those related to the management of our strategic, operational, compliance and credit risks.
The Corporation manages reputational risk through established policies and controls in its businesses and risk management processes to mitigate reputational risks in a timely manner and through proactive monitoring and identification of potential reputational risk events. If reputational risk events occur, we focus on remediating the underlying issue and taking action to minimize damage to the Corporation’s reputation. The Corporation has processes and procedures in place to respond to events that give rise to reputational risk, including educating individuals and organizations that influence public opinion, implementing external communication strategies to mitigate the risk, and informing key stakeholders of potential reputational risks.

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
Complex Accounting Estimates
Our significant accounting principles, as described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements, are essential in understanding the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A). Many of our significant accounting principles require complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments.
The more judgmental estimates are summarized in the following discussion. We have identified and described the development of the variables most important in the estimation processes that involve mathematical models to derive the estimates. In many cases, there are numerous alternative judgments that could be used in the process of determining the inputs to the models. Where alternatives exist, we have used the factors that we believe represent the most reasonable value in developing the inputs. Actual performance that differs from our estimates of the key variables could materially impact our results of operations. Separate from the possible future impact to our results of operations from input and model variables, the value of our lending portfolio and market-sensitive assets and liabilities may change subsequent to the balance sheet date, often significantly, due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. These fluctuations would not be indicative of deficiencies in our models or inputs.
Allowance for Credit Losses
The allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, represents management’s estimate of probable incurred credit losses in the Corporation’s loan and lease portfolio excluding those loans accounted for under the fair value option. The allowance for credit losses includes both quantitative and qualitative components. The qualitative component has a higher degree of management subjectivity, and includes factors such as concentrations, economic conditions and other considerations. Our process for determining the allowance for credit losses is discussed in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Our estimate for the allowance for loan and lease losses is sensitive to the loss rates and expected cash flows from our Consumer Real Estate and Credit Card and Other Consumer portfolio segments, as well as our U.S. small business commercial card portfolio within the Commercial portfolio segment. For each one-percent increase in the loss rates on loans collectively evaluated for impairment in our Consumer Real Estate portfolio segment, excluding PCI loans, coupled with a one-percent decrease in the discounted cash flows on those loans individually evaluated for impairment within this portfolio segment, the allowance for loan and lease losses at December 31, 2018 would have increased $24 million. We subject our PCI portfolio to stress

77 Bank of America 2018

scenarios to evaluate the potential impact given certain events. A one-percent decrease in the expected cash flows would result in a $41 million impairment of the portfolio. Within our Credit Card and Other Consumer portfolio segment and U.S. small business commercial card portfolio, for each one-percent increase in the loss rates on loans collectively evaluated for impairment coupled with a one-percent decrease in the expected cash flows on those loans individually evaluated for impairment, the allowance for loan and lease losses at December 31, 2018 would have increased $44 million.
Our allowance for loan and lease losses is sensitive to the risk ratings assigned to loans and leases within the Commercial portfolio segment (excluding the U.S. small business commercial card portfolio). Assuming a downgrade of one level in the internal risk ratings for commercial loans and leases, except loans and leases already classified as Substandard and Doubtful as defined by regulatory authorities, the allowance for loan and lease losses would have increased $2.5 billion at December 31, 2018.
The allowance for loan and lease losses as a percentage of total loans and leases at December 31, 2018 was 1.02 percent and these hypothetical increases in the allowance would raise the ratio to 1.30 percent.
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
Fair Value of Financial Instruments
Under applicable accounting standards, we are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value. We classify fair value measurements of financial instruments and MSRs based on the three-level fair value hierarchy in the accounting standards.
The fair values of assets and liabilities may include adjustments, such as market liquidity and credit quality, where appropriate. Valuations of products using models or other techniques are sensitive to assumptions used for the significant inputs. Where market data is available, the inputs used for valuation reflect that information as of our valuation date. Inputs to valuation models are considered unobservable if they are supported by little or no market activity. In periods of extreme volatility, lessened liquidity or in illiquid markets, there may be more variability in market pricing or a lack of market data to use in the valuation process. In keeping with the prudent application of estimates and management judgment in determining the fair value of assets and liabilities, we have in place various processes and controls that include: a model validation policy that requires review and approval of quantitative models used for deal pricing, financial statement fair value determination and risk quantification; a trading product valuation policy that requires verification of all traded product valuations; and a periodic review and substantiation of daily profit and loss reporting for all traded products. Primarily through validation controls, we utilize both broker and pricing service inputs which can and do include both market-observable and internally-modeled values and/or valuation inputs. Our reliance on this information is affected by our understanding of how the broker and/or pricing service develops its data with a higher degree of reliance applied to those that are more directly observable and lesser reliance applied to those developed through their own internal modeling. For example, broker quotes in less active markets may only be indicative and therefore less reliable. These processes and controls are performed independently of the business. For additional information, see Note 20 – Fair Value Measurements and Note 21 – Fair Value Option to the Consolidated Financial Statements.
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
Level 3 financial instruments may be hedged with derivatives classified as Level 1 or 2; therefore, gains or losses associated with Level 3 financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy. The Level 3 gains and losses recorded in earnings did not have a significant impact on our liquidity or capital. We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. For more information on transfers into and out of Level 3 during 2018, 2017 and 2016, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements.
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
Net deferred tax assets, reported as a component of other assets on the Consolidated Balance Sheet, represent the net decrease in taxes expected to be paid in the future because of net operating loss (NOL) and tax credit carryforwards and because of future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. NOL and tax credit carryforwards result in reductions to future tax liabilities, and many of these attributes can expire if not utilized within certain periods. We consider the need for valuation allowances to reduce net deferred tax assets to the amounts that we estimate are more likely than not to be realized.
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

Bank of America 2018 78

See Note 19 – Income Taxes to the Consolidated Financial Statements for a table of significant tax attributes and additional information. For more information, see page 13 under Item 1A. Risk Factors – Regulatory, Compliance and Legal.
Goodwill and Intangible Assets
The nature of and accounting for goodwill and intangible assets are discussed in Note 1 – Summary of Significant Accounting Principles, and Note 8 – Goodwill and Intangible Assets. Beginning with our annual goodwill impairment test as of June 30, 2018, we conducted a qualitative assessment, rather than a quantitative assessment as previously performed, that is more fully described in Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
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
Based on our qualitative assessments, we determined that for each reporting unit with goodwill, it was more likely than not that its respective fair value exceeded its carrying value, indicating there was no impairment. For more information regarding goodwill balances at June 30, 2018, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.
Representations and Warranties Liability
The methodology used to estimate the liability for obligations under representations and warranties related to transfers of residential mortgage loans is a function of the type of representations and warranties provided in the sales contracts and considers a variety of factors. These factors, which incorporate judgment, are subject to change based on our specific experience. Our experience in negotiating settlements with trustees and other counterparties is an important input in determining our estimate of the liability. We also consider actual defaults, estimated future defaults, historical loss experience, estimated home prices and other economic conditions. Changes to any one of these factors could impact the estimate of our liability.
The representations and warranties provision may vary significantly each period as the methodology used to estimate the expense continues to be refined. The estimate of the liability for representations and warranties is sensitive to future defaults, loss severity and the net repurchase rate. An assumed simultaneous increase or decrease of 10 percent in estimated future defaults, loss severity and the net repurchase rate would result in an increase or decrease of approximately $200 million in the representations and warranties liability as of December 31, 2018. These sensitivities are hypothetical and are intended to provide an indication of the impact of a significant change in these key assumptions on the representations and warranties liability. In reality, changes in one assumption may result in changes in other assumptions, which may or may not counteract the sensitivity.
For more information on representations and warranties exposure, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.

2017 Compared to 2016
The following discussion and analysis provide a comparison of our results of operations for 2017 and 2016. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes.
Overview
Net Income
Net income was $18.2 billion, or $1.56 per diluted share in 2017 compared to $17.8 billion, or $1.49 per diluted share in 2016. The results for 2017 included a charge of $2.9 billion related to the Tax Act. The pretax results for 2017 compared to 2016 were driven by higher revenue, largely the result of an increase in net interest income, lower provision for credit losses and a decline in noninterest expense.
Net Interest Income
Net interest income increased $3.6 billion to $44.7 billion in 2017 compared to 2016. Net interest yield on an FTE basis increased 12 bps to 2.37 percent for 2017. These increases were primarily driven by the benefits from higher interest rates and loan and deposit growth, partially offset by the sale of the non-U.S. consumer credit card business in the second quarter of 2017.
Noninterest Income
Noninterest income increased $80 million to $42.7 billion in 2017 compared to 2016. The following highlights the significant changes.

●	Service charges increased $180 million primarily driven by the impact of pricing strategies and higher treasury services related revenue.

●
Investment and brokerage services income increased $487 million primarily driven by the impact of AUM flows and higher market valuations, partially offset by the impact of changing market dynamics on transactional revenue and AUM pricing.

●	Investment banking income increased $770 million primarily due to higher advisory fees and higher debt and equity issuance fees.

●	Trading account profits increased $375 million primarily due to increased client financing activity in equities, partially offset by weaker performance across most fixed-income products.

●
Other income decreased $1.8 billion primarily due to lower mortgage banking income, with declines in both MSR results and production. Included in 2017 was a $793 million pretax gain recognized in connection with the sale of the non-U.S. consumer credit card business and a downward valuation adjustment of $946 million on tax-advantaged energy investments in connection with the Tax Act.

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
Noninterest Expense
Noninterest expense decreased $340 million to $54.7 billion for 2017 compared to 2016. The decrease was primarily due to lower operating costs, a reduction from the sale of the non-U.S. consumer credit card business and lower litigation expense, partially offset by a $316 million impairment charge related to certain data centers that were in the process of being sold and

79 Bank of America 2018

$145 million for the shared success discretionary year-end bonus awarded to certain employees.
Income Tax Expense
Tax expense for 2017 included a charge of $1.9 billion reflecting the impact of the Tax Act. Other than the impact of the Tax Act, the effective tax rate for 2017 was driven by our recurring tax preference benefits as well as an expense recognized in connection with the sale of the non-U.S. consumer credit card business, largely offset by benefits related to the adoption of the new accounting standard for the tax impact associated with share-based compensation, and the restructuring of certain subsidiaries. The effective tax rate for 2016 was driven by our recurring tax preferences and net tax benefits related to various tax audit matters, partially offset by a charge for the impact of U.K. tax law changes enacted in 2016.
Business Segment Operations
Consumer Banking
Net income for Consumer Banking increased $1.0 billion to $8.2 billion in 2017 compared to 2016 primarily driven by higher net interest income, partially offset by higher provision for credit losses and lower mortgage banking income which is included in other noninterest income. Net interest income increased $3.0 billion to $24.3 billion primarily due to the beneficial impact of an increase in investable assets as a result of higher deposits, as well as pricing discipline and loan growth. Noninterest income decreased $227 million to $10.2 billion driven by lower mortgage banking income, partially offset by higher card income and service charges. The provision for credit losses increased $810 million to $3.5 billion due to portfolio seasoning and loan growth in the U.S. credit card portfolio. Noninterest expense increased $131 million to $17.8 billion driven by higher personnel expense, including the shared success discretionary year-end bonus, and increased FDIC expense, as well as investments in digital capabilities and business growth. These increases were partially offset by improved operating efficiencies.
Global Wealth & Investment Management
Net income for GWIM increased $312 million to $3.1 billion in 2017 compared to 2016 due to higher revenue, partially offset by an increase in noninterest expense. Net interest income increased $414 million to $6.2 billion driven by higher short-term interest rates. Noninterest income, which primarily includes investment and brokerage services income, increased $526 million to $12.4 billion. The increase in noninterest income was driven by the impact of AUM flows and higher market valuations, partially offset by the impact of changing market dynamics on transactional revenue and AUM pricing. Noninterest expense increased $390 million to $13.6 billion primarily driven by higher revenue-related incentive costs.
Global Banking
Net income for Global Banking increased $1.2 billion to $7.0 billion in 2017 compared to 2016 driven by higher revenue and lower provision for credit losses. Revenue increased $1.6 billion to $20.0 billion driven by higher net interest income and noninterest income. Net interest income increased $1.0 billion to $10.5 billion due to loan and deposit-related growth, higher short-term rates on an increased deposit base and the impact of the allocation of ALM activities, partially offset by credit spread compression. Noninterest income increased $521 million to $9.5 billion largely due to higher investment banking fees. The provision for credit losses decreased $671 million to $212 million in 2017 primarily driven by reductions in energy exposures and continued portfolio improvement, partially offset by Global Banking’s portion of a 2017 single-name non-U.S. commercial charge-off. Noninterest expense increased $110 million to $8.6 billion in 2017 primarily driven by higher investments in technology and higher deposit insurance, partially offset by lower litigation costs.
Global Markets
Net income for Global Markets decreased $524 million to $3.3 billion in 2017 compared to 2016. Net DVA losses were $428 million compared to losses of $238 million in 2016. Excluding net DVA, net income decreased $405 million to $3.6 billion primarily driven by higher noninterest expense, lower sales and trading revenue and an increase in the provision for credit losses, partially offset by higher investment banking fees. Sales and trading revenue, excluding net DVA, decreased $423 million primarily due to weaker performance in rates products and emerging markets. The provision for credit losses increased $133 million to $164 million in 2017, reflecting Global Markets’ portion of a single-name non-U.S. commercial charge-off. Noninterest expense increased $560 million to $10.7 billion primarily due to higher litigation expense and continued investments in technology.
All Other
The net loss for All Other increased $1.6 billion to a net loss of $3.3 billion, driven by a charge of $2.9 billion due to enactment of the Tax Act. The pretax loss for 2017 compared to 2016 decreased $523 million reflecting lower noninterest expense and a larger benefit in the provision for credit losses, partially offset by a decline in revenue. Revenue declined $1.5 billion primarily due to lower mortgage banking income. All other noninterest loss decreased marginally and included a pretax gain of $793 million on the sale of the non-U.S. credit card business and a downward valuation adjustment of $946 million on tax-advantaged energy investments in connection with the Tax Act.
The benefit in the provision for credit losses increased $461 million to a benefit of $561 million primarily driven by continued runoff of the non-core portfolio, loan sale recoveries and the sale of the non-U.S. consumer credit card business.
Noninterest expense decreased $1.5 billion to $4.1 billion driven by lower litigation expense, lower personnel expense and a decline in non-core mortgage servicing costs.
The income tax benefit was $1.0 billion in 2017 compared to a benefit of $3.1 billion in 2016. The decrease in the tax benefit was driven by the impacts of the Tax Act. Both periods include income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.

Bank of America 2018 80

Table I	Outstanding Loans and Leases

	December 31
(Dollars in millions)	2018	2017	2016	2015	2014
Consumer
Residential mortgage	$208,557	$203,811	$191,797	$187,911	$216,197
Home equity	48,286	57,744	66,443	75,948	85,725
U.S. credit card	98,338	96,285	92,278	89,602	91,879
Non-U.S. credit card	—	—	9,214	9,975	10,465
Direct/Indirect consumer (1)	91,166	96,342	95,962	90,149	81,386
Other consumer (2)	202	166	626	713	841
Total consumer loans excluding loans accounted for under the fair value option	446,549	454,348	456,320	454,298	486,493
Consumer loans accounted for under the fair value option (3)	682	928	1,051	1,871	2,077
Total consumer	447,231	455,276	457,371	456,169	488,570
Commercial
U.S. commercial	299,277	284,836	270,372	252,771	220,293
Non-U.S. commercial	98,776	97,792	89,397	91,549	80,083
Commercial real estate (4)	60,845	58,298	57,355	57,199	47,682
Commercial lease financing	22,534	22,116	22,375	21,352	19,579
	481,432	463,042	439,499	422,871	367,637
U.S. small business commercial (5)	14,565	13,649	12,993	12,876	13,293
Total commercial loans excluding loans accounted for under the fair value option	495,997	476,691	452,492	435,747	380,930
Commercial loans accounted for under the fair value option (3)	3,667	4,782	6,034	5,067	6,604
Total commercial	499,664	481,473	458,526	440,814	387,534
Less: Loans of business held for sale (6)	—	—	(9,214)	—	—
Total loans and leases	$946,895	$936,749	$906,683	$896,983	$876,104

(1)
Includes auto and specialty lending loans and leases of $50.1 billion, $52.4 billion, $50.7 billion, $43.9 billion and $38.7 billion, unsecured consumer lending loans of $383 million, $469 million, $585 million, $886 million and $1.5 billion, U.S. securities-based lending loans of $37.0 billion, $39.8 billion, $40.1 billion, $39.8 billion and $35.8 billion, non-U.S. consumer loans of $2.9 billion, $3.0 billion, $3.0 billion, $3.9 billion and $4.0 billion, student loans of $0, $0, $497 million, $564 million and $632 million, and other consumer loans of $746 million, $684 million, $1.1 billion, $1.0 billion and $761 million at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(2)
Substantially all of other consumer at December 31, 2018 and 2017 is consumer overdrafts. Other consumer at December 31, 2016, 2015 and 2014 also includes consumer finance loans of $465 million, $564 million and $676 million, respectively.

(3)
Consumer loans accounted for under the fair value option were residential mortgage loans of $336 million, $567 million, $710 million, $1.6 billion and $1.9 billion, and home equity loans of $346 million, $361 million, $341 million, $250 million and $196 million at December 31, 2018, 2017, 2016, 2015 and 2014, respectively. Commercial loans accounted for under the fair value option were U.S. commercial loans of $2.5 billion, $2.6 billion, $2.9 billion, $2.3 billion and $1.9 billion, and non-U.S. commercial loans of $1.1 billion, $2.2 billion, $3.1 billion, $2.8 billion and $4.7 billion at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(4)
Includes U.S. commercial real estate loans of $56.6 billion, $54.8 billion, $54.3 billion, $53.6 billion and $45.2 billion, and non-U.S. commercial real estate loans of $4.2 billion, $3.5 billion, $3.1 billion, $3.5 billion and $2.5 billion at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(5)	Includes card-related products.

(6)	Represents non-U.S. credit card loans, which were included in assets of business held for sale on the Consolidated Balance Sheet.

81 Bank of America 2018

Table II	Nonperforming Loans, Leases and Foreclosed Properties (1)

	December 31
(Dollars in millions)	2018	2017	2016	2015	2014
Consumer
Residential mortgage	$1,893	$2,476	$3,056	$4,803	$6,889
Home equity	1,893	2,644	2,918	3,337	3,901
Direct/Indirect consumer	56	46	28	24	28
Other consumer	—	—	2	1	1
Total consumer (2)	3,842	5,166	6,004	8,165	10,819
Commercial
U.S. commercial	794	814	1,256	867	701
Non-U.S. commercial	80	299	279	158	1
Commercial real estate	156	112	72	93	321
Commercial lease financing	18	24	36	12	3
	1,048	1,249	1,643	1,130	1,026
U.S. small business commercial	54	55	60	82	87
Total commercial (3)	1,102	1,304	1,703	1,212	1,113
Total nonperforming loans and leases	4,944	6,470	7,707	9,377	11,932
Foreclosed properties	300	288	377	459	697
Total nonperforming loans, leases and foreclosed properties	$5,244	$6,758	$8,084	$9,836	$12,629

(1)
Balances do not include PCI loans even though the customer may be contractually past due. PCI loans were recorded at fair value upon acquisition and accrete interest income over the remaining life of the loan. In addition, balances do not include foreclosed properties insured by certain government-guaranteed loans, principally FHA-insured loans, that entered foreclosure of $488 million, $801 million, $1.2 billion, $1.4 billion and $1.1 billion at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(2)
In 2018, $625 million in interest income was estimated to be contractually due on $3.8 billion of consumer loans and leases classified as nonperforming at December 31, 2018, as presented in the table above, plus $6.8 billion of TDRs classified as performing at December 31, 2018. Approximately $388 million of the estimated $625 million in contractual interest was received and included in interest income for 2018.

(3)
In 2018, $119 million in interest income was estimated to be contractually due on $1.1 billion of commercial loans and leases classified as nonperforming at December 31, 2018, as presented in the table above, plus $1.3 billion of TDRs classified as performing at December 31, 2018. Approximately $84 million of the estimated $119 million in contractual interest was received and included in interest income for 2018.

Table III	Accruing Loans and Leases Past Due 90 Days or More (1)

	December 31
(Dollars in millions)	2018	2017	2016	2015	2014
Consumer
Residential mortgage (2)	$1,884	$3,230	$4,793	$7,150	$11,407
U.S. credit card	994	900	782	789	866
Non-U.S. credit card	—	—	66	76	95
Direct/Indirect consumer	38	40	34	39	64
Other consumer	—	—	4	3	1
Total consumer	2,916	4,170	5,679	8,057	12,433
Commercial
U.S. commercial	197	144	106	113	110
Non-U.S. commercial	—	3	5	1	—
Commercial real estate	4	4	7	3	3
Commercial lease financing	29	19	19	15	40
	230	170	137	132	153
U.S. small business commercial	84	75	71	61	67
Total commercial	314	245	208	193	220
Total accruing loans and leases past due 90 days or more	$3,230	$4,415	$5,887	$8,250	$12,653

(1)
Our policy is to classify consumer real estate-secured loans as nonperforming at 90 days past due, except the PCI loan portfolio, the fully-insured loan portfolio and loans accounted for under the fair value option.

(2)	Balances are fully-insured loans.

Bank of America 2018 82

Table IV	Selected Loan Maturity Data (1, 2)

		December 31, 2018
(Dollars in millions)		Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
U.S. commercial		$74,365	$194,116	$47,888	$316,369
U.S. commercial real estate		11,622	40,393	4,590	56,605
Non-U.S. and other (3)		42,217	55,360	6,579	104,156
Total selected loans		$128,204	$289,869	$59,057	$477,130
Percent of total		27%	61%	12%	100%
Sensitivity of selected loans to changes in interest rates for loans due after one year:
Fixed interest rates			$17,109	$27,664
Floating or adjustable interest rates			272,760	31,393
Total			$289,869	$59,057

(1)	Loan maturities are based on the remaining maturities under contractual terms.

(2)	Includes loans accounted for under the fair value option.

(3)	Loan maturities include non-U.S. commercial and commercial real estate loans.

Table V	Allowance for Credit Losses

(Dollars in millions)		2018	2017	2016	2015	2014
Allowance for loan and lease losses, January 1		$10,393	$11,237	$12,234	$14,419	$17,428
Loans and leases charged off
Residential mortgage		(207)	(188)	(403)	(866)	(855)
Home equity		(483)	(582)	(752)	(975)	(1,364)
U.S. credit card		(3,345)	(2,968)	(2,691)	(2,738)	(3,068)
Non-U.S. credit card (1)		—	(103)	(238)	(275)	(357)
Direct/Indirect consumer		(495)	(491)	(392)	(383)	(456)
Other consumer		(197)	(212)	(232)	(224)	(268)
Total consumer charge-offs		(4,727)	(4,544)	(4,708)	(5,461)	(6,368)
U.S. commercial (2)		(575)	(589)	(567)	(536)	(584)
Non-U.S. commercial		(82)	(446)	(133)	(59)	(35)
Commercial real estate		(10)	(24)	(10)	(30)	(29)
Commercial lease financing		(8)	(16)	(30)	(19)	(10)
Total commercial charge-offs		(675)	(1,075)	(740)	(644)	(658)
Total loans and leases charged off		(5,402)	(5,619)	(5,448)	(6,105)	(7,026)
Recoveries of loans and leases previously charged off
Residential mortgage		179	288	272	393	969
Home equity		485	369	347	339	457
U.S. credit card		508	455	422	424	430
Non-U.S. credit card (1)		—	28	63	87	115
Direct/Indirect consumer		300	277	258	271	287
Other consumer		15	49	27	31	39
Total consumer recoveries		1,487	1,466	1,389	1,545	2,297
U.S. commercial (3)		120	142	175	172	214
Non-U.S. commercial		14	6	13	5	1
Commercial real estate		9	15	41	35	112
Commercial lease financing		9	11	9	10	19
Total commercial recoveries		152	174	238	222	346
Total recoveries of loans and leases previously charged off		1,639	1,640	1,627	1,767	2,643
Net charge-offs		(3,763)	(3,979)	(3,821)	(4,338)	(4,383)
Write-offs of PCI loans		(273)	(207)	(340)	(808)	(810)
Provision for loan and lease losses		3,262	3,381	3,581	3,043	2,231
Other (4)		(18)	(39)	(174)	(82)	(47)
Total allowance for loan and lease losses, December 31		9,601	10,393	11,480	12,234	14,419
Less: Allowance included in assets of business held for sale (5)		—	—	(243)	—	—
Allowance for loan and lease losses, December 31		9,601	10,393	11,237	12,234	14,419
Reserve for unfunded lending commitments, January 1		777	762	646	528	484
Provision for unfunded lending commitments		20	15	16	118	44
Other (4)		—	—	100	—	—
Reserve for unfunded lending commitments, December 31		797	777	762	646	528
Allowance for credit losses, December 31		$10,398	$11,170	$11,999	$12,880	$14,947

(1)	Represents net charge-offs related to the non-U.S. credit card loan portfolio, which was sold in 2017.

(2)	Includes U.S. small business commercial charge-offs of $287 million, $258 million, $253 million, $282 million and $345 million in 2018, 2017, 2016, 2015 and 2014, respectively.

(3)	Includes U.S. small business commercial recoveries of $47 million, $43 million, $45 million, $57 million and $63 million in 2018, 2017, 2016, 2015 and 2014, respectively.

(4)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, foreign currency translation adjustments, transfers to held for sale and certain other reclassifications.

(5)	Represents allowance related to the non-U.S. credit card loan portfolio, which was sold in 2017.

83 Bank of America 2018

Table V	Allowance for Credit Losses (continued)

(Dollars in millions)		2018	2017	2016	2015	2014
Loan and allowance ratios (6):
Loans and leases outstanding at December 31 (7)		$942,546	$931,039	$908,812	$890,045	$867,422
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (7)		1.02%	1.12%	1.26%	1.37%	1.66%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31 (8)		1.08	1.18	1.36	1.63	2.05
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31 (9)		0.97	1.05	1.16	1.11	1.16
Average loans and leases outstanding (7)		$927,531	$911,988	$892,255	$869,065	$888,804
Net charge-offs as a percentage of average loans and leases outstanding (7, 10)		0.41%	0.44%	0.43%	0.50%	0.49%
Net charge-offs and PCI write-offs as a percentage of average loans and leases outstanding (7)		0.44	0.46	0.47	0.59	0.58
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31 (7)		194	161	149	130	121
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs (10)		2.55	2.61	3.00	2.82	3.29
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs and PCI write-offs		2.38	2.48	2.76	2.38	2.78
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (11)		$4,031	$3,971	$3,951	$4,518	$5,944
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (7, 11)		113%	99%	98%	82%	71%

(6)	Loan and allowance ratios for 2016 include $243 million of non-U.S. credit card allowance for loan and lease losses and $9.2 billion of ending non-U.S. credit card loans, which were sold in 2017.

(7)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $4.3 billion, $5.7 billion, $7.1 billion, $6.9 billion and $8.7 billion at December 31, 2018, 2017, 2016, 2015 and 2014, respectively. Average loans accounted for under the fair value option were $5.5 billion, $6.7 billion, $8.2 billion, $7.7 billion and $9.9 billion in 2018, 2017, 2016, 2015 and 2014, respectively.

(8)
Excludes consumer loans accounted for under the fair value option of $682 million, $928 million, $1.1 billion, $1.9 billion and $2.1 billion at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(9)
Excludes commercial loans accounted for under the fair value option of $3.7 billion, $4.8 billion, $6.0 billion, $5.1 billion and $6.6 billion at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(10)
Net charge-offs exclude $273 million, $207 million, $340 million, $808 million and $810 million of write-offs in the PCI loan portfolio in 2018, 2017, 2016, 2015 and 2014 respectively. For more information on PCI write-offs, see Consumer Portfolio Credit Risk Management – Purchased Credit-impaired Loan Portfolio on page 57.

(11)	Primarily includes amounts allocated to U.S. credit card and unsecured consumer lending portfolios in Consumer Banking and PCI loans and the non-U.S. credit card portfolio in All Other.

Table VI	Allocation of the Allowance for Credit Losses by Product Type

	December 31
	2018		2017		2016		2015		2014
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Allowance for loan and lease losses
Residential mortgage	$422	4.40%	$701	6.74%	$1,012	8.82%	$1,500	12.26%	$2,900	20.11%
Home equity	506	5.27	1,019	9.80	1,738	15.14	2,414	19.73	3,035	21.05
U.S. credit card	3,597	37.47	3,368	32.41	2,934	25.56	2,927	23.93	3,320	23.03
Non-U.S. credit card	—	—	—	—	243	2.12	274	2.24	369	2.56
Direct/Indirect consumer	248	2.58	264	2.54	244	2.13	223	1.82	299	2.07
Other consumer	29	0.30	31	0.30	51	0.44	47	0.38	59	0.41
Total consumer	4,802	50.02	5,383	51.79	6,222	54.21	7,385	60.36	9,982	69.23
U.S. commercial (1)	3,010	31.35	3,113	29.95	3,326	28.97	2,964	24.23	2,619	18.16
Non-U.S. commercial	677	7.05	803	7.73	874	7.61	754	6.17	649	4.50
Commercial real estate	958	9.98	935	9.00	920	8.01	967	7.90	1,016	7.05
Commercial lease financing	154	1.60	159	1.53	138	1.20	164	1.34	153	1.06
Total commercial	4,799	49.98	5,010	48.21	5,258	45.79	4,849	39.64	4,437	30.77
Total allowance for loan and lease losses (2)	9,601	100.00%	10,393	100.00%	11,480	100.00%	12,234	100.00%	14,419	100.00%
Less: Allowance included in assets of business held for sale (3)	—		—		(243)		—		—
Allowance for loan and lease losses	9,601		10,393		11,237		12,234		14,419
Reserve for unfunded lending commitments	797		777		762		646		528
Allowance for credit losses	$10,398		$11,170		$11,999		$12,880		$14,947

(1)
Includes allowance for loan and lease losses for U.S. small business commercial loans of $474 million, $439 million, $416 million, $507 million and $536 million at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(2)
Includes $91 million, $289 million, $419 million, $804 million and $1.7 billion of valuation allowance presented with the allowance for loan and lease losses related to PCI loans at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(3)	Represents allowance for loan and lease losses related to the non-U.S. credit card loan portfolio, which was sold in 2017.

Bank of America 2018 84

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
See Market Risk Management on page 70 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

Item 8. Financial Statements and Supplementary Data

Table of Contents

85 Bank of America 2018

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2018, the Corporation’s internal control over financial reporting is effective.
The Corporation’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018.
Brian T. Moynihan
Chairman, Chief Executive Officer and President

Paul M. Donofrio
Chief Financial Officer

Bank of America 2018 86

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Bank of America Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Bank of America Corporation and its subsidiaries as of December 31, 2018 and December 31, 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Corporation’s consolidated financial statements and on the Corporation’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Charlotte, North Carolina
February 26, 2019

We have served as the Corporation’s auditor since 1958.

87 Bank of America 2018

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

(In millions, except per share information)	2018	2017	2016
Interest income
Loans and leases	$40,811	$36,221	$33,228
Debt securities	11,724	10,471	9,167
Federal funds sold and securities borrowed or purchased under agreements to resell	3,176	2,390	1,118
Trading account assets	4,811	4,474	4,423
Other interest income	6,247	4,023	3,121
Total interest income	66,769	57,579	51,057

Interest expense
Deposits	4,495	1,931	1,015
Short-term borrowings	5,839	3,538	2,350
Trading account liabilities	1,358	1,204	1,018
Long-term debt	7,645	6,239	5,578
Total interest expense	19,337	12,912	9,961
Net interest income	47,432	44,667	41,096

Noninterest income
Card income	6,051	5,902	5,851
Service charges	7,767	7,818	7,638
Investment and brokerage services	14,160	13,836	13,349
Investment banking income	5,327	6,011	5,241
Trading account profits	8,540	7,277	6,902
Other income	1,970	1,841	3,624
Total noninterest income	43,815	42,685	42,605
Total revenue, net of interest expense	91,247	87,352	83,701

Provision for credit losses	3,282	3,396	3,597

Noninterest expense
Personnel	31,880	31,931	32,018
Occupancy	4,066	4,009	4,038
Equipment	1,705	1,692	1,804
Marketing	1,674	1,746	1,703
Professional fees	1,699	1,888	1,971
Data processing	3,222	3,139	3,007
Telecommunications	699	699	746
Other general operating	8,436	9,639	9,796
Total noninterest expense	53,381	54,743	55,083
Income before income taxes	34,584	29,213	25,021
Income tax expense	6,437	10,981	7,199
Net income	$28,147	$18,232	$17,822
Preferred stock dividends	1,451	1,614	1,682
Net income applicable to common shareholders	$26,696	$16,618	$16,140

Per common share information
Earnings	$2.64	$1.63	$1.57
Diluted earnings	2.61	1.56	1.49
Average common shares issued and outstanding	10,096.5	10,195.6	10,284.1
Average diluted common shares issued and outstanding	10,236.9	10,778.4	11,046.8

Consolidated Statement of Comprehensive Income

(Dollars in millions)	2018	2017	2016
Net income	$28,147	$18,232	$17,822
Other comprehensive income (loss), net-of-tax:
Net change in debt and equity securities	(3,953)	61	(1,345)
Net change in debit valuation adjustments	749	(293)	(156)
Net change in derivatives	(53)	64	182
Employee benefit plan adjustments	(405)	288	(524)
Net change in foreign currency translation adjustments	(254)	86	(87)
Other comprehensive income (loss)	(3,916)	206	(1,930)
Comprehensive income	$24,231	$18,438	$15,892
See accompanying Notes to Consolidated Financial Statements.

Bank of America 2018 88

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	December 31
(Dollars in millions)	2018	2017
Assets
Cash and due from banks	$29,063	$29,480
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	148,341	127,954
Cash and cash equivalents	177,404	157,434
Time deposits placed and other short-term investments	7,494	11,153
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $56,399 and $52,906 measured at fair value)	261,131	212,747
Trading account assets (includes $119,363 and $106,274 pledged as collateral)	214,348	209,358
Derivative assets	43,725	37,762
Debt securities:
Carried at fair value	238,101	315,117
Held-to-maturity, at cost (fair value – $200,435 and $123,299)	203,652	125,013
Total debt securities	441,753	440,130
Loans and leases (includes $4,349 and $5,710 measured at fair value)	946,895	936,749
Allowance for loan and lease losses	(9,601)	(10,393)
Loans and leases, net of allowance	937,294	926,356
Premises and equipment, net	9,906	9,247
Goodwill	68,951	68,951
Loans held-for-sale (includes $2,942 and $2,156 measured at fair value)	10,367	11,430
Customer and other receivables	65,814	61,623
Other assets (includes $19,739 and $22,581 measured at fair value)	116,320	135,043
Total assets	$2,354,507	$2,281,234

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$412,587	$430,650
Interest-bearing (includes $492 and $449 measured at fair value)	891,636	796,576
Deposits in non-U.S. offices:
Noninterest-bearing	14,060	14,024
Interest-bearing	63,193	68,295
Total deposits	1,381,476	1,309,545
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $28,875 and $36,182 measured at fair value)	186,988	176,865
Trading account liabilities	68,220	81,187
Derivative liabilities	37,891	34,300
Short-term borrowings (includes $1,648 and $1,494 measured at fair value)	20,189	32,666
Accrued expenses and other liabilities (includes $20,075 and $22,840 measured at fair value and $797 and $777 of reserve for unfunded lending commitments)	165,078	152,123
Long-term debt (includes $27,637 and $31,786 measured at fair value)	229,340	227,402
Total liabilities	2,089,182	2,014,088
Commitments and contingencies (Note 7 – Securitizations and Other Variable Interest Entities and Note 12 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,843,140 and 3,837,683 shares	22,326	22,323
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 9,669,286,370 and 10,287,302,431 shares	118,896	138,089
Retained earnings	136,314	113,816
Accumulated other comprehensive income (loss)	(12,211)	(7,082)
Total shareholders’ equity	265,325	267,146
Total liabilities and shareholders’ equity	$2,354,507	$2,281,234

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$5,798	$6,521
Loans and leases	43,850	48,929
Allowance for loan and lease losses	(912)	(1,016)
Loans and leases, net of allowance	42,938	47,913
All other assets	337	1,721
Total assets of consolidated variable interest entities	$49,073	$56,155
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings	$742	$312
Long-term debt (includes $10,943 and $9,872 of non-recourse debt)	10,944	9,873
All other liabilities (includes $27 and $34 of non-recourse liabilities)	30	37
Total liabilities of consolidated variable interest entities	$11,716	$10,222
See accompanying Notes to Consolidated Financial Statements.

89 Bank of America 2018

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, December 31, 2015	$22,273	10,380.3	$151,042	$87,658	$(5,358)	$255,615
Net income				17,822		17,822
Net change in debt and equity securities					(1,345)	(1,345)
Net change in debit valuation adjustments					(156)	(156)
Net change in derivatives					182	182
Employee benefit plan adjustments					(524)	(524)
Net change in foreign currency translation adjustments					(87)	(87)
Dividends declared:
Common				(2,573)		(2,573)
Preferred				(1,682)		(1,682)
Issuance of preferred stock	2,947					2,947
Common stock issued under employee plans, net, and related tax effects		5.1	1,108			1,108
Common stock repurchased		(332.8)	(5,112)			(5,112)
Balance, December 31, 2016	$25,220	10,052.6	$147,038	$101,225	$(7,288)	$266,195
Net income				18,232		18,232
Net change in debt and equity securities					61	61
Net change in debit valuation adjustments					(293)	(293)
Net change in derivatives					64	64
Employee benefit plan adjustments					288	288
Net change in foreign currency translation adjustments					86	86
Dividends declared:
Common				(4,027)		(4,027)
Preferred				(1,578)		(1,578)
Common stock issued in connection with exercise of warrants and exchange of preferred stock	(2,897)	700.0	2,933	(36)		—
Common stock issued under employee plans, net, and other		43.3	932			932
Common stock repurchased		(508.6)	(12,814)			(12,814)
Balance, December 31, 2017	$22,323	10,287.3	$138,089	$113,816	$(7,082)	$267,146
Cumulative adjustment for adoption of hedge accounting standard				(32)	57	25
Adoption of accounting standard related to certain tax effects stranded in accumulated other comprehensive income (loss)				1,270	(1,270)	—
Net income				28,147		28,147
Net change in debt and equity securities					(3,953)	(3,953)
Net change in debit valuation adjustments					749	749
Net change in derivatives					(53)	(53)
Employee benefit plan adjustments					(405)	(405)
Net change in foreign currency translation adjustments					(254)	(254)
Dividends declared:
Common				(5,424)		(5,424)
Preferred				(1,451)		(1,451)
Issuance of preferred stock	4,515					4,515
Redemption of preferred stock	(4,512)					(4,512)
Common stock issued under employee plans, net, and other		58.2	901	(12)		889
Common stock repurchased		(676.2)	(20,094)			(20,094)
Balance, December 31, 2018	$22,326	9,669.3	$118,896	$136,314	$(12,211)	$265,325
See accompanying Notes to Consolidated Financial Statements.

Bank of America 2018 90

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(Dollars in millions)	2018	2017	2016
Operating activities
Net income	$28,147	$18,232	$17,822
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,282	3,396	3,597
Gains on sales of debt securities	(154)	(255)	(490)
Depreciation and premises improvements amortization	1,525	1,482	1,511
Amortization of intangibles	538	621	730
Net amortization of premium/discount on debt securities	1,824	2,251	3,134
Deferred income taxes	3,041	8,175	5,793
Stock-based compensation	1,729	1,649	1,367
Loans held-for-sale:
Originations and purchases	(28,071)	(43,506)	(33,107)
Proceeds from sales and paydowns of loans originally classified as held for sale and instruments from related securitization activities	28,972	40,548	32,588
Net change in:
Trading and derivative instruments	(23,673)	(14,663)	(2,635)
Other assets	11,920	(20,090)	(14,103)
Accrued expenses and other liabilities	13,010	4,673	(35)
Other operating activities, net	(2,570)	7,351	1,105
Net cash provided by operating activities	39,520	9,864	17,277
Investing activities
Net change in:
Time deposits placed and other short-term investments	3,659	(1,292)	(2,117)
Federal funds sold and securities borrowed or purchased under agreements to resell	(48,384)	(14,523)	(5,742)
Debt securities carried at fair value:
Proceeds from sales	5,117	73,353	71,547
Proceeds from paydowns and maturities	78,513	93,874	108,592
Purchases	(76,640)	(166,975)	(189,061)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	18,789	16,653	18,677
Purchases	(35,980)	(25,088)	(39,899)
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	21,365	11,996	18,787
Purchases	(4,629)	(6,846)	(12,283)
Other changes in loans and leases, net	(31,292)	(41,104)	(31,194)
Other investing activities, net	(1,986)	8,411	408
Net cash used in investing activities	(71,468)	(51,541)	(62,285)
Financing activities
Net change in:
Deposits	71,931	48,611	63,675
Federal funds purchased and securities loaned or sold under agreements to repurchase	10,070	7,024	(4,000)
Short-term borrowings	(12,478)	8,538	(4,014)
Long-term debt:
Proceeds from issuance	64,278	53,486	35,537
Retirement	(53,046)	(49,480)	(51,623)
Preferred stock:
Proceeds from issuance	4,515	—	2,947
Redemption	(4,512)	—	—
Common stock repurchased	(20,094)	(12,814)	(5,112)
Cash dividends paid	(6,895)	(5,700)	(4,194)
Other financing activities, net	(651)	(397)	(63)
Net cash provided by financing activities	53,118	49,268	33,153
Effect of exchange rate changes on cash and cash equivalents	(1,200)	2,105	240
Net increase (decrease) in cash and cash equivalents	19,970	9,696	(11,615)
Cash and cash equivalents at January 1	157,434	147,738	159,353
Cash and cash equivalents at December 31	$177,404	$157,434	$147,738
Supplemental cash flow disclosures
Interest paid	$19,087	$12,852	$10,510
Income taxes paid, net	2,470	3,235	1,043

See accompanying Notes to Consolidated Financial Statements.

91 Bank of America 2018

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
The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect reported amounts and disclosures. Realized results could materially differ from those estimates and assumptions. Certain prior-period amounts have been reclassified to conform to current-period presentation.
New Accounting Standards
Effective January 1, 2018, the Corporation adopted the following new accounting standards on a prospective basis.

●
Revenue Recognition – The new accounting standard addresses the recognition of revenue from contracts with customers. For additional information, see Revenue Recognition Accounting Policies in this Note, and .

●	Hedge Accounting – The new accounting standard simplifies and expands the ability to apply hedge accounting to certain risk management activities. For additional information, see .

●
Recognition and Measurement of Financial Assets and Liabilities – The new accounting standard relates to the recognition and measurement of financial instruments, including equity investments. For additional information, see and .

●
Tax Effects in Accumulated Other Comprehensive Income – The new accounting standard addresses certain tax effects stranded in accumulated other comprehensive income (OCI) related to the 2017 Tax Cuts and Job Act (the Tax Act). For additional information, see .

Effective January 1, 2018, the Corporation adopted the following new accounting standards on a retrospective basis, resulting in restatement of all prior periods presented in the Consolidated Statement of Income and the Consolidated Statement of Cash Flows. The changes in presentation are not material to the individual line items affected.

●
Presentation of Pension Costs – The new accounting standard requires separate presentation of the service cost component of pension expense from all other components of net pension benefit/cost in the Consolidated Statement of Income. As a result, the service cost component continues to be presented in personnel expense while other components of net pension benefit/cost (e.g., interest cost, actual return on plan assets, amortization of prior service cost) are now presented in other general operating expense. For additional information, see .

●
Classification of Cash Flows and Restricted Cash – The new accounting standards address the classification of certain cash receipts and cash payments in the statement of cash flows as well as the presentation and disclosure of restricted cash. For more information on restricted cash, see .

Lease Accounting
On January 1, 2019, the Corporation adopted the new accounting standards that require lessees to recognize operating leases on the Consolidated Balance Sheet as right-of-use assets and lease liabilities based on the value of the discounted future lease payments. Lessor accounting is largely unchanged. Expanded disclosures about the nature and terms of lease agreements will be required prospectively. The Corporation elected to apply certain transition elections which allow for the continued application of the previous determination of whether a contract that existed at transition is or contains a lease, the associated lease classification, and the recognition of leases on January 1, 2019 through a cumulative-effect adjustment to retained earnings, with no adjustment to comparative prior periods presented. Upon adoption, the Corporation recognized right-of-use assets and lease liabilities of $9.7 billion. Adoption of the standard did not have a significant effect on the Corporation’s regulatory capital measures.
Accounting Standards Issued and Not Yet Adopted
Accounting for Financial Instruments -- Credit Losses
The Financial Accounting Standards Board issued a new accounting standard that will be effective for the Corporation on January 1, 2020. The standard replaces the existing measurement of the allowance for credit losses that is based on management’s best estimate of probable credit losses inherent in the Corporation’s lending activities with management’s best estimate of lifetime expected credit losses inherent in the Corporation’s financial assets that are recognized at amortized cost. The standard will also expand credit quality disclosures. While the standard changes the measurement of the allowance for credit losses, it does not change the Corporation’s credit risk of its lending portfolios. The credit loss estimation models and processes to be used in implementing the new standard have largely been designed and developed. The validation of the models and testing of controls are in process and expected to be completed during 2019. Currently, the impact of this new accounting standard may be an increase in the Corporation’s allowance for credit losses at the date of adoption which would have a resulting negative adjustment to retained earnings. The ultimate impact will be dependent on the characteristics of the

Bank of America 2018 92

Corporation’s portfolio at adoption date as well as the macroeconomic conditions and forecasts as of that date.
Significant Accounting Principles
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash items in the process of collection, cash segregated under federal and other brokerage regulations, and amounts due from correspondent banks, the Federal Reserve Bank and certain non-U.S. central banks. Certain cash balances are restricted as to withdrawal or usage by legal binding contractual agreements or regulatory requirements.
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
The Corporation’s policy is to monitor the market value of the principal amount loaned under resale agreements and obtain collateral from or return collateral pledged to counterparties when appropriate. Securities financing agreements do not create material credit risk due to these collateral provisions; therefore, an allowance for loan losses is not necessary.
In transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged or sold as collateral, it recognizes an asset on the Consolidated Balance Sheet at fair value, representing the securities received, and a liability, representing the obligation to return those securities.
Collateral
The Corporation accepts securities and loans as collateral that it is permitted by contract or practice to sell or repledge. At December 31, 2018 and 2017, the fair value of this collateral was $599.0 billion and $561.9 billion, of which $508.6 billion and $476.1 billion were sold or repledged. The primary source of this collateral is securities borrowed or purchased under agreements to resell.
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
Trading Instruments
Financial instruments utilized in trading activities are carried at fair value. Fair value is generally based on quoted market prices for the same or similar assets and liabilities. If these market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques where the determination of fair value may require significant management judgment or estimation. Realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in trading account profits.
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
Derivatives used for other risk management activities are included in derivative assets or derivative liabilities. Derivatives used in other risk management activities have not been designated in qualifying accounting hedge relationships because they did not qualify or the risk that is being mitigated pertains to an item that is reported at fair value through earnings so that the effect of measuring the derivative instrument and the asset or liability to which the risk exposure pertains will offset in the Consolidated Statement of Income to the extent effective. The changes in the fair value of derivatives that serve to mitigate certain risks associated with mortgage servicing rights (MSRs), interest rate lock commitments (IRLCs) and first-lien mortgage loans held-for-sale (LHFS) that are originated by the Corporation are recorded in other income. Changes in the fair value of derivatives that serve to mitigate interest rate risk and foreign currency risk are included

93 Bank of America 2018

in other income. Credit derivatives are also used by the Corporation to mitigate the risk associated with various credit exposures. The changes in the fair value of these derivatives are included in other income.
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
Cash flow hedges are used primarily to minimize the variability in cash flows of assets and liabilities or forecasted transactions caused by interest rate or foreign exchange rate fluctuations. Changes in the fair value of derivatives used in cash flow hedges are recorded in accumulated OCI and are reclassified into the line item in the income statement in which the hedged item is recorded in the same period the hedged item affects earnings. Components of a derivative that are excluded in assessing hedge effectiveness are recorded in the same income statement line item as the hedged item.
Net investment hedges are used to manage the foreign exchange rate sensitivity arising from a net investment in a foreign operation. Changes in the spot prices of derivatives that are designated as net investment hedges of foreign operations are recorded as a component of accumulated OCI. The remaining components of these derivatives are excluded in assessing hedge effectiveness and are recorded in other income.
Securities
Debt securities are reported on the Consolidated Balance Sheet at their trade date. Their classification is dependent on the purpose for which the securities were acquired. Debt securities purchased for use in the Corporation’s trading activities are reported in trading account assets at fair value with unrealized gains and losses included in trading account profits. Substantially all other debt securities purchased are used in the Corporation’s asset and liability management (ALM) activities and are reported on the Consolidated Balance Sheet as either debt securities carried at fair value or as held-to-maturity (HTM) debt securities. Debt securities carried at fair value are either available-for-sale (AFS)

securities with unrealized gains and losses net-of-tax included in accumulated OCI or carried at fair value with unrealized gains and losses reported in other income. HTM debt securities, which are certain debt securities that management has the intent and ability to hold to maturity, are reported at amortized cost.
The Corporation regularly evaluates each AFS and HTM debt security where the value has declined below amortized cost to assess whether the decline in fair value is other than temporary. In determining whether an impairment is other than temporary, the Corporation considers the severity and duration of the decline in fair value, the length of time expected for recovery, the financial condition of the issuer, and other qualitative factors, as well as whether the Corporation either plans to sell the security or it is more likely than not that it will be required to sell the security before recovery of the amortized cost. For AFS debt securities the Corporation intends to hold, an analysis is performed to determine how much of the decline in fair value is related to the issuer’s credit and how much is related to market factors (e.g., interest rates). If any of the decline in fair value is due to credit, an other-than-temporary impairment (OTTI) loss is recognized in the Consolidated Statement of Income for that amount. If any of the decline in fair value is related to market factors, that amount is recognized in accumulated OCI. In certain instances, the credit loss may exceed the total decline in fair value, in which case, the difference is due to market factors and is recognized as an unrealized gain in accumulated OCI. If the Corporation intends to sell or believes it is more likely than not that it will be required to sell the debt security, it is written down to fair value as an OTTI loss.
Interest on debt securities, including amortization of premiums and accretion of discounts, is included in interest income. Premiums and discounts are amortized or accreted to interest income at a constant effective yield over the contractual lives of the securities. Realized gains and losses from the sales of debt securities are determined using the specific identification method.
Equity securities with readily determinable fair values that are not held for trading purposes are carried at fair value with unrealized gains and losses included in other income. Equity securities that do not have readily determinable fair values are held at cost and evaluated for impairment. These securities are reported in other assets or time deposits placed and other short-term investments.
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

Bank of America 2018 94

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
Purchased Credit-impaired Loans
At acquisition, purchased credit-impaired (PCI) loans are recorded at fair value with no allowance for credit losses, and accounted for individually or aggregated in pools based on similar risk characteristics. The expected cash flows in excess of the amount paid for the loans is referred to as the accretable yield and is recorded as interest income over the remaining estimated life of the loan or pool of loans. The excess of the contractual principal and interest over the expected cash flows of the PCI loans is referred to as the nonaccretable difference. If, upon subsequent valuation, the Corporation determines it is probable that the present value of the expected cash flows has decreased, a charge to the provision for credit losses is recorded. If it is probable that there is a significant increase in the present value of expected cash flows, the allowance for credit losses is reduced or, if there is no remaining allowance for credit losses related to these PCI loans, the accretable yield is increased through a reclassification from nonaccretable difference, resulting in a prospective increase in interest income. Reclassifications to or from nonaccretable difference can also occur for changes in the estimated lives of the PCI loans. If a loan within a PCI pool is sold, foreclosed, forgiven or the expectation of any future proceeds is remote, the loan is removed from the pool at its proportional carrying value. If the loan’s recovery value is less than its carrying value, the difference is first applied against the PCI pool’s nonaccretable difference and then against the allowance for credit losses.
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
Allowance for Credit Losses
The allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, represents management’s estimate of probable incurred credit losses in the Corporation’s loan and lease portfolio excluding loans and unfunded lending commitments accounted for under the fair value option. The allowance for credit losses includes both quantitative and qualitative components. The qualitative component has a higher degree of management subjectivity, and includes factors such as concentrations, economic conditions and other considerations. The allowance for loan and lease losses represents the estimated probable credit losses on funded consumer and commercial loans and leases while the reserve for unfunded lending commitments, including standby letters of credit (SBLCs) and binding unfunded loan commitments, represents estimated probable credit losses o

n these unfunded credit instruments based on utilization assumptions. Lending-related credit exposures deemed to be uncollectible, excluding loans carried at fair value, are charged off against these accounts.
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
For consumer loans secured by residential real estate, using statistical modeling methodologies, the Corporation estimates the number of loans that will default based on the individual loan attributes aggregated into pools of homogeneous loans with similar attributes. The attributes that are most significant to the probability of default and are used to estimate defaults include refreshed loan-to-value (LTV) or, in the case of a subordinated lien, refreshed combined LTV (CLTV), borrower credit score, months since origination (referred to as vintage) and geography, all of which are further broken down by present collection status (whether the loan is current, delinquent, in default or in bankruptcy). The severity or loss given default is estimated based on the refreshed LTV for first-lien mortgages or CLTV for subordinated liens. The estimates are based on the Corporation’s historical experience with the loan portfolio, adjusted to reflect an assessment of environmental factors not yet reflected in the historical data underlying the loss estimates, such as changes in real estate values, local and national economies, underwriting standards and the regulatory environment. The probability of default models also incorporate recent experience with modification programs including re-defaults subsequent to modification, a loan’s default history prior to modification and the change in borrower payments post-modification. On home equity loans where the Corporation holds only a second-lien position and foreclosure is not the best alternative, the loss severity is estimated at 100 percent.
The allowance on certain commercial loans (except business card and certain small business loans) is calculated using loss rates delineated by risk rating and product type. Factors considered when assessing loss rates include the value of the underlying collateral, if applicable, the industry of the obligor, and the obligor’s liquidity and other financial indicators along with certain qualitative factors. These statistical models are updated regularly for changes in economic and business conditions. Included in the analysis of consumer and commercial loan portfolios are qualitative estimates which are maintained to cover uncertainties that affect the Corporation’s estimate of probable losses including domestic and global economic uncertainty and large single-name defaults.
For individually impaired loans, which include nonperforming commercial loans as well as consumer and commercial loans and leases modified in a troubled debt restructuring (TDR), management measures impairment primarily based on the present value of payments expected to be received, discounted at the loans’ original effective contractual interest rates. Credit card loans are discounted at the portfolio average contractual annual percentage rate, excluding promotionally priced loans, in effect prior to restructuring. Impaired loans and TDRs may also be

95 Bank of America 2018

measured based on observable market prices, or for loans that are solely dependent on the collateral for repayment, the estimated fair value of the collateral less costs to sell. If the recorded investment in impaired loans exceeds this amount, a specific allowance is established as part of the allowance for loan and lease losses unless these are secured consumer loans that are solely dependent on collateral for repayment, in which case the amount that exceeds the fair value of the collateral is charged off.
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
Consumer loans secured by personal property, credit card loans and other unsecured consumer loans are not placed on nonaccrual status prior to charge-off and, therefore, are not reported as nonperforming loans, except for certain secured consumer loans, including those that have been modified in a TDR. Personal property-secured loans (including auto loans) are charged off to collateral value no later than the end of the month in which the account becomes 120 days past due, or upon repossession of an auto or, for loans in bankruptcy, within 60 days of receipt of notification of filing. Credit card and other unsecured customer loans are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud.
Commercial loans and leases, excluding business card loans, that are past due 90 days or more as to principal or interest, or where reasonable doubt exists as to timely collection, including loans that are individually identified as being impaired, are generally placed on nonaccrual status and classified as nonperforming unless well-secured and in the process of collection.
Business card loans are charged off in the same manner as consumer credit card loans. These loans are not placed on nonaccrual status prior to charge-off and, therefore, are not reported as nonperforming loans. Other commercial loans and leases are generally charged off when all or a portion of the principal amount is determined to be uncollectible.
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

Bank of America 2018 96

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
If the Corporation concludes it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired; however, if the carrying value of the reporting unit exceeds its fair value, an additional step is performed to measure potential impairment.
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

97 Bank of America 2018

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
Income tax benefits are recognized and measured based upon a two-step model: first, a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized, and second, the benefit is measured as the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between the benefit recognized and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit. The Corporation records income tax-related interest and penalties, if applicable, within income tax expense.

Bank of America 2018 98

Revenue Recognition
The following summarizes the Corporation’s revenue recognition accounting policies for certain noninterest income activities.
Card Income
Card income includes annual, late and over-limit fees as well as fees earned from interchange, cash advances and other miscellaneous transactions and is presented net of direct costs. Interchange fees are recognized upon settlement of the credit and debit card payment transactions and are generally determined on a percentage basis for credit cards and fixed rates for debit cards based on the corresponding payment network’s rates. Substantially all card fees are recognized at the transaction date, except for certain time-based fees such as annual fees, which are recognized over 12 months. Fees charged to cardholders that are estimated to be uncollectible are reserved in the allowance for loan and lease losses. Included in direct cost are rewards and credit card partner payments. Rewards paid to cardholders are related to points earned by the cardholder that can be redeemed for a broad range of rewards including cash, travel and gift cards. The points to be redeemed are estimated based on past redemption behavior, card product type, account transaction activity and other historical card performance. The liability is reduced as the points are redeemed. The Corporation also makes payments to credit card partners. The payments are based on revenue-sharing agreements that are generally driven by cardholder transactions and partner sales volumes. As part of the revenue-sharing agreements, the credit card partner provides the Corporation exclusive rights to market to the credit card partner’s members or customers on behalf of the Corporation.
Service Charges
Service charges include deposit and lending-related fees. Deposit-related fees consist of fees earned on consumer and commercial deposit activities and are generally recognized when the transactions occur or as the service is performed. Consumer fees are earned on consumer deposit accounts for account maintenance and various transaction-based services, such as ATM transactions, wire transfer activities, check and money order processing and insufficient funds/overdraft transactions. Commercial deposit-related fees are from the Corporation’s Global Transaction Services business and consist of commercial deposit and treasury management services, including account maintenance and other services, such as payroll, sweep account and other cash management services. Lending-related fees generally represent transactional fees earned from certain loan commitments, financial guarantees and SBLCs.
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
Other Revenue Measurement and Recognition Policies
The Corporation did not disclose the value of any open performance obligations at December 31, 2018, as its contracts with customers generally have a fixed term that is less than one year, an open term with a cancellation period that is less than one year, or provisions that allow the Corporation to recognize revenue at the amount it has the right to invoice.
Earnings Per Common Share
Earnings per common share (EPS) is computed by dividing net income allocated to common shareholders by the weighted-average common shares outstanding, excluding unvested common shares subject to repurchase or cancellation. Net income allocated to common shareholders is net income adjusted for preferred stock dividends including dividends declared, accretion of discounts on preferred stock including accelerated accretion when preferred stock is repaid early, and cumulative dividends related to the current dividend period that have not been declared as of period end, less income allocated to participating securities. Diluted EPS is computed by dividing income allocated to common shareholders plus dividends on dilutive convertible preferred stock and preferred stock that can be tendered to exercise warrants, by the weighted-average common shares outstanding plus amounts representing the dilutive effect of stock options outstanding, restricted stock, restricted stock units (RSUs), outstanding warrants and the dilution resulting from the conversion of convertible preferred stock, if applicable.

99 Bank of America 2018

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
NOTE 2 Noninterest Income
The table below presents the Corporation’s noninterest income disaggregated by revenue source for 2018, 2017 and 2016. For more information, see Note 1 – Summary of Significant Accounting Principles. For a disaggregation of noninterest income by business segment and All Other, see Note 23 – Business Segment Information.

(Dollars in millions)	2018	2017	2016
Card income
Interchange fees (1)	$4,093	$3,942	$3,960
Other card income	1,958	1,960	1,891
Total card income	6,051	5,902	5,851
Service charges
Deposit-related fees	6,667	6,708	6,545
Lending-related fees	1,100	1,110	1,093
Total service charges	7,767	7,818	7,638
Investment and brokerage services
Asset management fees	10,189	9,310	8,328
Brokerage fees	3,971	4,526	5,021
Total investment and brokerage services	14,160	13,836	13,349
Investment banking income
Underwriting income	2,722	2,821	2,585
Syndication fees	1,347	1,499	1,388
Financial advisory services	1,258	1,691	1,268
Total investment banking income	5,327	6,011	5,241
Trading account profits	8,540	7,277	6,902
Other income	1,970	1,841	3,624
Total noninterest income	$43,815	$42,685	$42,605

(1)
During 2018, 2017 and 2016, gross interchange fees were $9.5 billion, $8.8 billion and $8.2 billion and are presented net of $5.4 billion, $4.8 billion and $4.2 billion, respectively, of expenses for rewards and partner payments.

Bank of America 2018 100

NOTE 3 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at December 31, 2018 and 2017. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		December 31, 2018
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$15,977.9	$141.0	$3.2	$144.2	$138.9	$2.0	$140.9
Futures and forwards	3,656.6	4.7	—	4.7	5.0	—	5.0
Written options	1,584.9	—	—	—	28.6	—	28.6
Purchased options	1,614.0	30.8	—	30.8	—	—	—
Foreign exchange contracts
Swaps	1,704.8	38.8	1.4	40.2	42.2	2.3	44.5
Spot, futures and forwards	4,276.0	39.8	0.4	40.2	39.3	0.3	39.6
Written options	256.7	—	—	—	5.0	—	5.0
Purchased options	240.4	4.6	—	4.6	—	—	—
Equity contracts
Swaps	253.6	7.7	—	7.7	8.4	—	8.4
Futures and forwards	100.0	2.1	—	2.1	0.3	—	0.3
Written options	597.1	—	—	—	27.5	—	27.5
Purchased options	549.4	36.0	—	36.0	—	—	—
Commodity contracts
Swaps	43.1	2.7	—	2.7	4.5	—	4.5
Futures and forwards	51.7	3.2	—	3.2	0.5	—	0.5
Written options	27.5	—	—	—	2.2	—	2.2
Purchased options	23.4	1.7	—	1.7	—	—	—
Credit derivatives (2, 3)
Purchased credit derivatives:
Credit default swaps	408.1	5.3	—	5.3	4.9	—	4.9
Total return swaps/options	84.5	0.4	—	0.4	1.0	—	1.0
Written credit derivatives:
Credit default swaps	371.9	4.4	—	4.4	4.3	—	4.3
Total return swaps/options	87.3	0.6	—	0.6	0.6	—	0.6
Gross derivative assets/liabilities		$323.8	$5.0	$328.8	$313.2	$4.6	$317.8
Less: Legally enforceable master netting agreements				(252.7)			(252.7)
Less: Cash collateral received/paid				(32.4)			(27.2)
Total derivative assets/liabilities				$43.7			$37.9

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

(2)
The net derivative liability and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $185 million and $342.8 billion at December 31, 2018.

(3)
Derivative assets and liabilities for credit default swaps (CDS) reflect a central clearing counterparty’s amendments to legally re-characterize daily cash variation margin from collateral, which secures an outstanding exposure, to settlement, which discharges an outstanding exposure, effective in 2018.

101 Bank of America 2018

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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Ba lance Sheet at December 31, 2018 and 2017 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 10 – Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash.

Bank of America 2018 102

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	December 31, 2018		December 31, 2017
Interest rate contracts
Over-the-counter	$174.2	$169.4	$211.7	$206.0
Over-the-counter cleared	4.8	4.0	1.9	1.8
Foreign exchange contracts
Over-the-counter	82.5	86.3	78.7	80.8
Over-the-counter cleared	0.9	0.9	0.9	0.7
Equity contracts
Over-the-counter	24.6	14.6	18.3	16.2
Exchange-traded	16.1	15.1	9.1	8.5
Commodity contracts
Over-the-counter	3.5	4.5	2.9	4.4
Exchange-traded	1.0	0.9	0.7	0.8
Credit derivatives
Over-the-counter	7.7	8.2	9.1	9.6
Over-the-counter cleared	2.5	2.3	6.1	6.0
Total gross derivative assets/liabilities, before netting
Over-the-counter	292.5	283.0	320.7	317.0
Exchange-traded	17.1	16.0	9.8	9.3
Over-the-counter cleared	8.2	7.2	8.9	8.5
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(264.4)	(259.2)	(296.9)	(294.6)
Exchange-traded	(13.5)	(13.5)	(8.6)	(8.6)
Over-the-counter cleared	(7.2)	(7.2)	(8.3)	(8.5)
Derivative assets/liabilities, after netting	32.7	26.3	25.6	23.1
Other gross derivative assets/liabilities (2)	11.0	11.6	12.2	11.2
Total derivative assets/liabilities	43.7	37.9	37.8	34.3
Less: Financial instruments collateral (3)	(16.3)	(8.6)	(11.2)	(10.4)
Total net derivative assets/liabilities	$27.4	$29.3	$26.6	$23.9

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
The Corporation purchases credit derivatives to manage credit risk related to certain funded and unfunded credit exposures. Credit derivatives include CDS, total return swaps and swaptions. These derivatives are recorded on the Consolidated Balance Sheet at fair value with changes in fair value recorded in other income.
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

103 Bank of America 2018

exchange contracts and cross-currency basis swaps, and by issuing foreign currency-denominated debt (net investment hedges).

Fair Value Hedges
The table below summarizes information related to fair value hedges for 2018, 2017 and 2016.

Gains and Losses on Derivatives Designated as Fair Value Hedges

	Derivative			Hedged Item
(Dollars in millions)	2018	2017	2016	2018	2017	2016
Interest rate risk on long-term debt (1)	$(1,538)	$(1,537)	$(1,488)	$1,429	$1,045	$646
Interest rate and foreign currency risk on long-term debt (2)	(1,187)	1,811	(941)	1,079	(1,767)	944
Interest rate risk on available-for-sale securities (3)	(52)	(67)	227	50	35	(286)
Total	$(2,777)	$207	$(2,202)	$2,558	$(687)	$1,304

(1)	Amounts are recorded in interest expense in the Consolidated Statement of Income. In 2017 and 2016, amounts representing hedge ineffectiveness were losses of $492 million and $842 million.

(2)
In 2018, 2017 and 2016, the derivative amount includes losses of $992 million, gains of $2.2 billion and losses of $910 million, respectively, in other income and losses of $116 million, $365 million and $30 million, respectively, in interest expense. Line item totals are in the Consolidated Statement of Income.

(3)	Amounts are recorded in interest income in the Consolidated Statement of Income.
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

Designated Fair Value Hedged Assets (Liabilities)

	December 31, 2018
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt	$(138,682)	$(2,117)
Available-for-sale debt securities	981	(29)

(1)	For assets, increase (decrease) to carrying value and for liabilities, (increase) decrease to carrying value.
At December 31, 2018, the cumulative fair value adjustments remaining on long-term debt and AFS debt securities from discontinued hedging relationships were a decrease to the related liability and related asset of $1.6 billion and $29 million, which are being amortized over the remaining contractual life of the de-designated hedged items.
Cash Flow and Net Investment Hedges
The following table summarizes certain information related to cash flow hedges and net investment hedges for 2018, 2017 and 2016.

Of the $1.0 billion after-tax net loss ($1.3 billion pretax) on derivatives in accumulated OCI at December 31, 2018, $253 million after-tax ($332 million pretax) is expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. For terminated cash flow hedges, the time period over which the majority of the forecasted transactions are hedged is approximately 4 years, with a maximum length of time for certain forecasted transactions of 17 years.

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Gains (Losses) Recognized in Accumulated OCI on Derivatives			Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)	2018	2017	2016	2018	2017	2016
Cash flow hedges
Interest rate risk on variable-rate assets (1)	$(159)	$(109)	$(340)	$(165)	$(327)	$(553)
Price risk on certain restricted stock awards (2)	4	59	41	27	148	(32)
Total	$(155)	$(50)	$(299)	$(138)	$(179)	$(585)
Net investment hedges
Foreign exchange risk (3)	$989	$(1,588)	$1,636	$411	$1,782	$3

(1)	Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.

(2)	Amounts reclassified from accumulated OCI are recorded in personnel expense in the Consolidated Statement of Income.

(3)
Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. Amounts excluded from effectiveness testing and recognized in other income were gains of $47 million, $120 million and $325 million in 2018, 2017 and 2016, respectively.

Bank of America 2018 104

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The gains and losses on these derivatives are recognized in other income. The table below presents gains (losses) on these derivatives for 2018, 2017 and 2016. These gains (losses) are largely offset by the income or expense that is recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

(Dollars in millions)	2018	2017	2016
Interest rate risk on mortgage activities (1)	$(107)	$8	$461
Credit risk on loans	9	(6)	(107)
Interest rate and foreign currency risk on ALM activities (2)	1,010	(36)	(754)

(1)
Primarily related to hedges of interest rate risk on MSRs and IRLCs to originate mortgage loans that will be held for sale. The net gains on IRLCs, which are not included in the table but are considered derivative instruments, were $47 million, $220 million and $533 million for 2018, 2017 and 2016, respectively.

(2)	Primarily related to hedges of debt securities carried at fair value and hedges of foreign currency-denominated debt.
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. As of December 31, 2018 and 2017, the Corporation had transferred $5.8 billion and $6.0 billion of non-U.S. government-guaranteed MBS to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $5.8 billion and $6.0 billion at the transfer dates. At December 31, 2018 and 2017, the fair value of the transferred securities was $5.5 billion and $6.1 billion.
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
The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for 2018, 2017 and 2016. The difference between total trading account profits in the following table and in the Consolidated Statement of Income represents trading activities in business segments other than Global Markets. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 23 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue

	Trading Account Profits	Net Interest Income	Other (1)	Total
(Dollars in millions)	2018
Interest rate risk	$1,180	$1,292	$220	$2,692
Foreign exchange risk	1,503	(7)	6	1,502
Equity risk	3,994	(781)	1,619	4,832
Credit risk	1,063	1,853	552	3,468
Other risk	189	64	66	319
Total sales and trading revenue	$7,929	$2,421	$2,463	$12,813
	2017
Interest rate risk	$712	$1,560	$249	$2,521
Foreign exchange risk	1,417	(1)	7	1,423
Equity risk	2,689	(517)	1,903	4,075
Credit risk	1,685	1,937	576	4,198
Other risk	203	45	76	324
Total sales and trading revenue	$6,706	$3,024	$2,811	$12,541
	2016
Interest rate risk	$1,189	$2,002	$145	$3,336
Foreign exchange risk	1,360	(10)	5	1,355
Equity risk	1,917	28	2,074	4,019
Credit risk	1,674	1,956	424	4,054
Other risk	407	(7)	39	439
Total sales and trading revenue	$6,547	$3,969	$2,687	$13,203

(1)
Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $1.7 billion, $2.0 billion and $2.1 billion for 2018, 2017 and 2016, respectively.

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

105 Bank of America 2018

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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at December 31, 2018 and 2017 are summarized in the following table.

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	December 31, 2018
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$2	$44	$436	$488	$970
Non-investment grade	132	636	914	1,691	3,373
Total	134	680	1,350	2,179	4,343
Total return swaps/options:
Investment grade	105	—	—	—	105
Non-investment grade	472	21	—	—	493
Total	577	21	—	—	598
Total credit derivatives	$711	$701	$1,350	$2,179	$4,941
Credit-related notes:
Investment grade	$—	$—	$4	$532	$536
Non-investment grade	1	1	1	1,500	1,503
Total credit-related notes	$1	$1	$5	$2,032	$2,039
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$53,758	$95,699	$95,274	$20,054	$264,785
Non-investment grade	24,297	33,881	34,530	14,426	107,134
Total	78,055	129,580	129,804	34,480	371,919
Total return swaps/options:
Investment grade	60,042	822	59	72	60,995
Non-investment grade	24,524	1,649	39	70	26,282
Total	84,566	2,471	98	142	87,277
Total credit derivatives	$162,621	$132,051	$129,902	$34,622	$459,196

	December 31, 2017
	Carrying Value
Credit default swaps:
Investment grade	$4	$3	$61	$245	$313
Non-investment grade	203	453	484	2,133	3,273
Total	207	456	545	2,378	3,586
Total return swaps/options:
Investment grade	30	—	—	—	30
Non-investment grade	150	—	—	3	153
Total	180	—	—	3	183
Total credit derivatives	$387	$456	$545	$2,381	$3,769
Credit-related notes:
Investment grade	$—	$—	$7	$689	$696
Non-investment grade	12	4	34	1,548	1,598
Total credit-related notes	$12	$4	$41	$2,237	$2,294
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$61,388	$115,480	$107,081	$21,579	$305,528
Non-investment grade	39,312	49,843	39,098	14,420	142,673
Total	100,700	165,323	146,179	35,999	448,201
Total return swaps/options:
Investment grade	37,394	2,581	—	143	40,118
Non-investment grade	13,751	514	143	697	15,105
Total	51,145	3,095	143	840	55,223
Total credit derivatives	$151,845	$168,418	$146,322	$36,839	$503,424

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

Credit-related Contingent Features and Collateral
The Corporation executes the majority of its derivative contracts in the OTC market with large, international financial institutions, including broker-dealers and, to a lesser degree, with a variety of non-financial companies. A significant majority of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit rating downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 102, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting closeout and netting of transactions with the same counterparty upon the occurrence of certain events.

Bank of America 2018 106

A majority of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At December 31, 2018 and 2017, the Corporation held cash and securities collateral of $81.6 billion and $77.2 billion, and posted cash and securities collateral of $56.5 billion and $59.2 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At December 31, 2018, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $1.8 billion, including $1.0 billion for Bank of America, National Association (Bank of America, N.A. or BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At December 31, 2018 and 2017, the liability recorded for these derivative contracts was not significant.
The table below presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at December 31, 2018 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Additional Collateral Required to be Posted Upon Downgrade at December 31, 2018

(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$619	$347
Bank of America, N.A. and subsidiaries (1)	209	268

(1)	Included in Bank of America Corporation collateral requirements in this table.
The following table presents the derivative liabilities that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been contractually required at December 31, 2018 if the long-term senior debt ratings for the Corporation or certain subsidiaries had been lower by one incremental notch and by an additional second incremental notch.

Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at December 31, 2018

(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liabilities	$13	$581
Collateral posted	1	305

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
The table below presents CVA, DVA and FVA gains (losses) on derivatives, which are recorded in trading account profits, on a gross and net of hedge basis for 2018, 2017 and 2016. CVA gains reduce the cumulative CVA thereby increasing the derivative assets balance. DVA gains increase the cumulative DVA thereby decreasing the derivative liabilities balance. CVA and DVA losses have the opposite impact. FVA gains related to derivative assets reduce the cumulative FVA thereby increasing the derivative assets balance. FVA gains related to derivative liabilities increase the cumulative FVA thereby decreasing the derivative liabilities balance. FVA losses have the opposite impact.

Valuation Adjustments on Derivatives (1)

Gains (Losses)	Gross	Net	Gross	Net	Gross	Net
(Dollars in millions)	2018		2017		2016
Derivative assets (CVA)	$77	$187	$330	$98	$374	$214
Derivative assets/liabilities (FVA)	(15)	14	160	178	186	102
Derivative liabilities (DVA)	(19)	(55)	(324)	(281)	24	(141)

(1)
At December 31, 2018, 2017 and 2016, cumulative CVA reduced the derivative assets balance by $600 million, $677 million and $1.0 billion, cumulative FVA reduced the net derivatives balance by $151 million, $136 million and $296 million, and cumulative DVA reduced the derivative liabilities balance by $432 million, $450 million and $774 million, respectively.

107 Bank of America 2018

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value and HTM debt securities at December 31, 2018 and 2017.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	December 31, 2018
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$125,116	$138	$(3,428)	$121,826
Agency-collateralized mortgage obligations	5,621	19	(110)	5,530
Commercial	14,469	11	(402)	14,078
Non-agency residential (1)	1,792	136	(11)	1,917
Total mortgage-backed securities	146,998	304	(3,951)	143,351
U.S. Treasury and agency securities	56,239	62	(1,378)	54,923
Non-U.S. securities	9,307	5	(6)	9,306
Other taxable securities, substantially all asset-backed securities	4,387	29	(6)	4,410
Total taxable securities	216,931	400	(5,341)	211,990
Tax-exempt securities	17,349	99	(72)	17,376
Total available-for-sale debt securities	234,280	499	(5,413)	229,366
Other debt securities carried at fair value	8,595	172	(32)	8,735
Total debt securities carried at fair value	242,875	671	(5,445)	238,101
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities (2)	203,652	747	(3,964)	200,435
Total debt securities (3, 4)	$446,527	$1,418	$(9,409)	$438,536

	December 31, 2017
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$194,119	$506	$(1,696)	$192,929
Agency-collateralized mortgage obligations	6,846	39	(81)	6,804
Commercial	13,864	28	(208)	13,684
Non-agency residential (1)	2,410	267	(8)	2,669
Total mortgage-backed securities	217,239	840	(1,993)	216,086
U.S. Treasury and agency securities	54,523	18	(1,018)	53,523
Non-U.S. securities	6,669	9	(1)	6,677
Other taxable securities, substantially all asset-backed securities	5,699	73	(2)	5,770
Total taxable securities	284,130	940	(3,014)	282,056
Tax-exempt securities	20,541	138	(104)	20,575
Total available-for-sale debt securities	304,671	1,078	(3,118)	302,631
Other debt securities carried at fair value	12,273	252	(39)	12,486
Total debt securities carried at fair value	316,944	1,330	(3,157)	315,117
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	125,013	111	(1,825)	123,299
Total debt securities (3, 4)	$441,957	$1,441	$(4,982)	$438,416
Available-for-sale marketable equity securities (5)	$27	$—	$(2)	$25

(1)	At December 31, 2018 and 2017, the underlying collateral type included approximately 68 percent and 62 percent prime, 4 percent and 13 percent Alt-A, and 28 percent and 25 percent subprime.

(2)	During 2018, the Corporation transferred AFS debt securities with an amortized cost of $64.5 billion to held to maturity.

(3)	Includes securities pledged as collateral of $40.6 billion and $35.8 billion at December 31, 2018 and 2017.

(4)
The Corporation had debt securities from FNMA and FHLMC that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $161.2 billion and $52.2 billion, and a fair value of $158.5 billion and $51.4 billion at December 31, 2018, and an amortized cost of $163.6 billion and $50.3 billion, and a fair value of $162.1 billion and $50.0 billion at December 31, 2017.

(5)	Classified in other assets on the Consolidated Balance Sheet.
At December 31, 2018, the accumulated net unrealized loss on AFS debt securities included in accumulated OCI was $3.7 billion, net of the related income tax benefit of $1.2 billion. The Corporation had nonperforming AFS debt securities of $11 million and $99 million at December 31, 2018 and 2017.
Effective January 1, 2018, the Corporation adopted an accounting standard applicable to equity securities. For additional information, see Note 1 – Summary of Significant Accounting Principles. At December 31, 2018, the Corporation held equity securities at an aggregate fair value of $893 million and other equity securities, as valued under the measurement alternative, at cost of $219 million, both of which are included in other assets. At December 31, 2018, the Corporation also held equity securities at fair value of $1.2 billion included in time deposits placed and other short-term investments.
The following table presents the components of other debt securities carried at fair value where the changes in fair value are reported in other income. In 2018, the Corporation recorded unrealized mark-to-market net losses of $73 million and realized net gains of $140 million, and unrealized mark-to-market net gains of $243 million and realized net losses of $49 million in 2017. These amounts exclude hedge results.

Bank of America 2018 108

Other Debt Securities Carried at Fair Value

	December 31
(Dollars in millions)	2018	2017
Mortgage-backed securities	$1,606	$2,769
U.S. Treasury and agency securities	1,282	—
Non-U.S. securities (1)	5,844	9,488
Other taxable securities, substantially all asset-backed securities	3	229
Total	$8,735	$12,486

(1)	These securities are primarily used to satisfy certain international regulatory liquidity requirements.

The gross realized gains and losses on sales of AFS debt securities for 2018, 2017 and 2016 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

(Dollars in millions)	2018	2017	2016
Gross gains	$169	$352	$520
Gross losses	(15)	(97)	(30)
Net gains on sales of AFS debt securities	$154	$255	$490
Income tax expense attributable to realized net gains on sales of AFS debt securities	$37	$97	$186
The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at December 31, 2018 and 2017.

Temporarily Impaired and Other-than-temporarily Impaired AFS Debt Securities

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	December 31, 2018
Temporarily impaired AFS debt securities
Mortgage-backed securities:
Agency	$14,771	$(49)	$99,211	$(3,379)	$113,982	$(3,428)
Agency-collateralized mortgage obligations	3	—	4,452	(110)	4,455	(110)
Commercial	1,344	(8)	11,991	(394)	13,335	(402)
Non-agency residential	106	(8)	49	(3)	155	(11)
Total mortgage-backed securities	16,224	(65)	115,703	(3,886)	131,927	(3,951)
U.S. Treasury and agency securities	288	(1)	51,374	(1,377)	51,662	(1,378)
Non-U.S. securities	773	(5)	21	(1)	794	(6)
Other taxable securities, substantially all asset-backed securities	183	(1)	185	(5)	368	(6)
Total taxable securities	17,468	(72)	167,283	(5,269)	184,751	(5,341)
Tax-exempt securities	232	(2)	2,148	(70)	2,380	(72)
Total temporarily impaired AFS debt securities	17,700	(74)	169,431	(5,339)	187,131	(5,413)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	131	—	3	—	134	—
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$17,831	$(74)	$169,434	$(5,339)	$187,265	$(5,413)

	December 31, 2017
Temporarily impaired AFS debt securities
Mortgage-backed securities:
Agency	$73,535	$(352)	$72,612	$(1,344)	$146,147	$(1,696)
Agency-collateralized mortgage obligations	2,743	(29)	1,684	(52)	4,427	(81)
Commercial	5,575	(50)	4,586	(158)	10,161	(208)
Non-agency residential	335	(7)	—	—	335	(7)
Total mortgage-backed securities	82,188	(438)	78,882	(1,554)	161,070	(1,992)
U.S. Treasury and agency securities	27,537	(251)	24,035	(767)	51,572	(1,018)
Non-U.S. securities	772	(1)	—	—	772	(1)
Other taxable securities, substantially all asset-backed securities	—	—	92	(2)	92	(2)
Total taxable securities	110,497	(690)	103,009	(2,323)	213,506	(3,013)
Tax-exempt securities	1,090	(2)	7,100	(102)	8,190	(104)
Total temporarily impaired AFS debt securities	111,587	(692)	110,109	(2,425)	221,696	(3,117)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	58	(1)	—	—	58	(1)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$111,645	$(693)	$110,109	$(2,425)	$221,754	$(3,118)

(1)	Includes other than temporarily impaired AFS debt securities on which an OTTI loss, primarily related to changes in interest rates, remains in accumulated OCI.

109 Bank of America 2018

In 2018, 2017 and 2016, the Corporation had $33 million, $41 million and $19 million, respectively, of credit-related OTTI losses on AFS debt securities which were recognized in other income. The amount of noncredit-related OTTI losses recognized in OCI was not significant for all periods presented.
The cumulative OTTI credit losses recognized in income on AFS debt securities that the Corporation does not intend to sell were $120 million, $274 million and $253 million at December 31, 2018, 2017 and 2016, respectively.
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
Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency residential mortgage-backed securities (RMBS) were as follows at December 31, 2018.

Significant Assumptions

		Range (1)
	Weighted average	10th Percentile (2)	90th Percentile (2)
Prepayment speed	12.9%	3.3%	21.5%
Loss severity	19.8	8.5	36.4
Life default rate	16.9	1.4	64.4

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.
Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as LTV, creditworthiness of borrowers as measured using Fair Isaac Corporation (FICO) scores, and geographic concentrations. The weighted-average severity by collateral type was 16.0 percent for prime, 16.6 percent for Alt-A and 25.6 percent for subprime at December 31, 2018. Default rates are projected by considering collateral characteristics including, but not limited to, LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 14.7 percent for prime, 16.6 percent for Alt-A and 19.1 percent for subprime at December 31, 2018.
The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at December 31, 2018 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the mortgages or other ABS are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$114	2.42%	$1,245	2.39%	$123,757	3.34%	$125,116	3.33%
Agency-collateralized mortgage obligations	—	—	—	—	30	2.50	5,591	3.17	5,621	3.17
Commercial	198	1.78	2,467	2.36	10,976	2.53	828	2.96	14,469	2.52
Non-agency residential	—	—	—	—	14	—	3,268	9.88	3,282	9.84
Total mortgage-backed securities	198	1.78	2,581	2.36	12,265	2.51	133,444	3.49	148,488	3.39
U.S. Treasury and agency securities	670	0.78	33,659	1.48	23,159	2.36	21	2.57	57,509	1.83
Non-U.S. securities	14,318	1.30	682	1.88	21	4.43	121	6.57	15,142	1.37
Other taxable securities, substantially all asset-backed securities	1,591	3.34	2,022	3.54	688	3.48	86	5.59	4,387	3.49
Total taxable securities	16,777	1.48	38,944	1.66	36,133	2.43	133,672	3.49	225,526	2.85
Tax-exempt securities	938	2.59	7,526	2.59	6,162	2.44	2,723	2.55	17,349	2.53
Total amortized cost of debt securities carried at fair value	$17,715	1.54	$46,470	1.81	$42,295	2.43	$136,395	3.47	$242,875	2.83
Amortized cost of HTM debt securities (2)	$657	5.78	$18	3.93	$1,475	2.89	$201,502	3.23	$203,652	3.24

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$114		$1,219		$120,493		$121,826
Agency-collateralized mortgage obligations	—		—		29		5,501		5,530
Commercial	198		2,425		10,656		799		14,078
Non-agency residential	—		—		24		3,499		3,523
Total mortgage-backed securities	198		2,539		11,928		130,292		144,957
U.S. Treasury and agency securities	669		32,694		22,821		21		56,205
Non-U.S. securities	14,315		692		19		124		15,150
Other taxable securities, substantially all asset-backed securities	1,585		2,043		698		87		4,413
Total taxable securities	16,767		37,968		35,466		130,524		220,725
Tax-exempt securities	936		7,537		6,184		2,719		17,376
Total debt securities carried at fair value	$17,703		$45,505		$41,650		$133,243		$238,101
Fair value of HTM debt securities (2)	$657		$18		$1,429		$198,331		$200,435

(1)
The weighted average yield is computed based on a constant effective interest rate over the contractual life of each security. The average yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

(2)	Substantially all U.S. agency MBS.

Bank of America 2018 110

NOTE 5 Outstanding Loans and Leases
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at December 31, 2018 and 2017.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Purchased Credit-impaired (4)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	December 31, 2018
Consumer real estate
Core portfolio
Residential mortgage	$1,188	$249	$793	$2,230	$191,465			$193,695
Home equity	200	85	387	672	39,338			40,010
Non-core portfolio
Residential mortgage	624	268	2,012	2,904	8,158	$3,800		14,862
Home equity	119	60	287	466	6,965	845		8,276
Credit card and other consumer
U.S. credit card	577	418	994	1,989	96,349			98,338
Direct/Indirect consumer (5)	317	90	40	447	90,719			91,166
Other consumer (6)	—	—	—	—	202			202
Total consumer	3,025	1,170	4,513	8,708	433,196	4,645		446,549
Consumer loans accounted for under the fair value option (7)							$682	682
Total consumer loans and leases	3,025	1,170	4,513	8,708	433,196	4,645	682	447,231
Commercial
U.S. commercial	594	232	573	1,399	297,878			299,277
Non-U.S. commercial	1	49	—	50	98,726			98,776
Commercial real estate (8)	29	16	14	59	60,786			60,845
Commercial lease financing	124	114	37	275	22,259			22,534
U.S. small business commercial	83	54	96	233	14,332			14,565
Total commercial	831	465	720	2,016	493,981			495,997
Commercial loans accounted for under the fair value option (7)							3,667	3,667
Total commercial loans and leases	831	465	720	2,016	493,981		3,667	499,664
Total loans and leases (9)	$3,856	$1,635	$5,233	$10,724	$927,177	$4,645	$4,349	$946,895
Percentage of outstandings	0.41%	0.17%	0.55%	1.13%	97.92%	0.49%	0.46%	100.00%

(1)
Consumer real estate loans 30-59 days past due includes fully-insured loans of $637 million and nonperforming loans of $217 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $269 million and nonperforming loans of $146 million.

(2)	Consumer real estate includes fully-insured loans of $1.9 billion.

(3)	Consumer real estate includes $1.8 billion and direct/indirect consumer includes $53 million of nonperforming loans.

(4)	PCI loan amounts are shown gross of the valuation allowance.

(5)
Total outstandings includes auto and specialty lending loans and leases of $50.1 billion, unsecured consumer lending loans of $383 million, U.S. securities-based lending loans of $37.0 billion, non-U.S. consumer loans of $2.9 billion and other consumer loans of $746 million.

(6)	Substantially all of other consumer is consumer overdrafts.

(7)
Consumer loans accounted for under the fair value option includes residential mortgage loans of $336 million and home equity loans of $346 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $2.5 billion and non-U.S. commercial loans of $1.1 billion. For additional information, see Note 20 – Fair Value Measurements and Note 21 – Fair Value Option.

(8)	Total outstandings includes U.S. commercial real estate loans of $56.6 billion and non-U.S. commercial real estate loans of $4.2 billion.

(9)
Total outstandings includes loans and leases pledged as collateral of $36.7 billion. The Corporation also pledged $166.1 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank (FHLB).

111 Bank of America 2018

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

The Corporation categorizes consumer real estate loans as core and non-core based on loan and customer characteristics such as origination date, product type, LTV, FICO score and delinquency status consistent with its current consumer and mortgage servicing strategy. Generally, loans that were originated after January 1, 2010, qualified under government-sponsored enterprise (GSE) underwriting guidelines, or otherwise met the Corporation’s underwriting guidelines in place in 2015 are characterized as core loans. All other loans are generally characterized as non-core loans and represent runoff portfolios.
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $6.1 billion and $6.3 billion at December 31, 2018 and 2017, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans.
During 2018, the Corporation sold $11.6 billion of consumer real estate loans compared to $4.0 billion in 2017. In addition to recurring loan sales, the 2018 amount includes sales of loans, primarily non-core, with a carrying value of $9.6 billion and related gains of $731 million recorded in other income in the Consolidated Statement of Income.

Nonperforming Loans and Leases
The Corporation classifies junior-lien home equity loans as nonperforming when the first-lien loan becomes 90 days past due even if the junior-lien loan is performing. At December 31, 2018 and 2017, $221 million and $330 million of such junior-lien home equity loans were included in nonperforming loans.
The Corporation classifies consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loan have not been otherwise modified. The Corporation continues to have a lien on the underlying collateral. At December 31, 2018, nonperforming loans discharged in Chapter 7 bankruptcy with no change in repayment terms were $185 million of which $98 million were current on their contractual payments, while $70 million were 90 days or more past due. Of the contractually current nonperforming loans, 63 percent were discharged in Chapter 7 bankruptcy over 12 months ago, and 55 percent were discharged 24 months or more ago.

Bank of America 2018 112

During 2018, the Corporation sold nonperforming and PCI consumer real estate loans with a carrying value of $5.3 billion, including $4.4 billion of PCI loans, compared to $1.3 billion, including $803 million of PCI loans, in 2017.
The table below presents the Corporation’s nonperforming loans and leases including nonperforming TDRs,

and loans accruing past due 90 days or more at December 31, 2018 and 2017. Nonperforming LHFS are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles.

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
	December 31
(Dollars in millions)	2018	2017	2018	2017
Consumer real estate
Core portfolio
Residential mortgage (1)	$1,010	$1,087	$274	$417
Home equity	955	1,079	—	—
Non-core portfolio
Residential mortgage (1)	883	1,389	1,610	2,813
Home equity	938	1,565	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	994	900
Direct/Indirect consumer	56	46	38	40
Total consumer	3,842	5,166	2,916	4,170
Commercial
U.S. commercial	794	814	197	144
Non-U.S. commercial	80	299	—	3
Commercial real estate	156	112	4	4
Commercial lease financing	18	24	29	19
U.S. small business commercial	54	55	84	75
Total commercial	1,102	1,304	314	245
Total loans and leases	$4,944	$6,470	$3,230	$4,415

(1)
Residential mortgage loans in the core and non-core portfolios accruing past due 90 days or more are fully-insured loans. At December 31, 2018 and 2017, residential mortgage includes $1.4 billion and $2.2 billion of loans on which interest has been curtailed by the FHA and therefore are no longer accruing interest, although principal is still insured, and $498 million and $1.0 billion of loans on which interest is still accruing.

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

113 Bank of America 2018

The following tables present certain credit quality indicators for the Corporation’s Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at December 31, 2018 and 2017.

Consumer Real Estate – Credit Quality Indicators (1)

	Core Residential Mortgage (2)	Non-core Residential Mortgage (2)	Residential Mortgage PCI	Core Home Equity (2)	Non-core Home Equity (2)	Home Equity PCI
(Dollars in millions)	December 31, 2018
Refreshed LTV (3)
Less than or equal to 90 percent	$173,911	$6,861	$3,411	$39,246	$5,870	$608
Greater than 90 percent but less than or equal to 100 percent	2,349	340	193	354	603	112
Greater than 100 percent	817	349	196	410	958	125
Fully-insured loans (4)	16,618	3,512
Total consumer real estate	$193,695	$11,062	$3,800	$40,010	$7,431	$845
Refreshed FICO score
Less than 620	$2,125	$1,264	$710	$1,064	$1,325	$178
Greater than or equal to 620 and less than 680	4,538	1,068	651	2,008	1,575	145
Greater than or equal to 680 and less than 740	23,841	1,841	1,201	7,008	1,968	220
Greater than or equal to 740	146,573	3,377	1,238	29,930	2,563	302
Fully-insured loans (4)	16,618	3,512
Total consumer real estate	$193,695	$11,062	$3,800	$40,010	$7,431	$845

(1)	Excludes $682 million of loans accounted for under the fair value option.

(2)	Excludes PCI loans.

(3)	Refreshed LTV percentages for PCI loans are calculated using the carrying value net of the related valuation allowance.

(4)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators

	U.S. Credit Card	Direct/Indirect Consumer	Other Consumer
(Dollars in millions)	December 31, 2018
Refreshed FICO score
Less than 620	$5,016	$1,719
Greater than or equal to 620 and less than 680	12,415	3,124
Greater than or equal to 680 and less than 740	35,781	8,921
Greater than or equal to 740	45,126	36,709
Other internal credit metrics (1, 2)		40,693	$202
Total credit card and other consumer	$98,338	$91,166	$202

(1)	Other internal credit metrics may include delinquency status, geography or other factors.

(2)	Direct/indirect consumer includes $39.9 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk.

Commercial – Credit Quality Indicators (1)

	U.S. Commercial	Non-U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	U.S. Small Business Commercial (2)
(Dollars in millions)	December 31, 2018
Risk ratings
Pass rated	$291,918	$97,916	$59,910	$22,168	$389
Reservable criticized	7,359	860	935	366	29
Refreshed FICO score (3)
Less than 620					264
Greater than or equal to 620 and less than 680					684
Greater than or equal to 680 and less than 740					2,072
Greater than or equal to 740					4,254
Other internal credit metrics (3, 4)					6,873
Total commercial	$299,277	$98,776	$60,845	$22,534	$14,565

(1)	Excludes $3.7 billion of loans accounted for under the fair value option.

(2)
U.S. small business commercial includes $731 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. At December 31, 2018, 99 percent of the balances where internal credit metrics are used was current or less than 30 days past due.

(3)	Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(4)	Other internal credit metrics may include delinquency status, application scores, geography or other factors.

Bank of America 2018 114

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

115 Bank of America 2018

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
Consumer real estate loans that have been discharged in Chapter 7 bankruptcy with no change in repayment terms and not reaffirmed by the borrower of $858 million were included in TDRs at December 31, 2018, of which $185 million were classified as nonperforming and $344 million were loans fully insured by the FHA. For more information on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.
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
At December 31, 2018 and 2017, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were not significant. Consumer real estate foreclosed properties totaled $244 million and $236 million at December 31, 2018 and 2017. The carrying value of consumer real estate loans, including fully-insured and PCI loans, for which formal foreclosure proceedings were in process at December 31, 2018 was $2.5 billion. During 2018 and 2017, the Corporation reclassified $670 million and $815 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
The following table provides the unpaid principal balance, carrying value and related allowance at December 31, 2018 and 2017, and the average carrying value and interest income recognized in 2018, 2017 and 2016 for impaired loans in the Corporation’s Consumer Real Estate portfolio segment. Certain impaired consumer real estate loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Bank of America 2018 116

Impaired Loans – Consumer Real Estate

	Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
(Dollars in millions)	December 31, 2018			December 31, 2017
With no recorded allowance
Residential mortgage	$5,396	$4,268	$—	$8,856	$6,870	$—
Home equity	2,948	1,599	—	3,622	1,956	—
With an allowance recorded
Residential mortgage	$1,977	$1,929	$114	$2,908	$2,828	$174
Home equity	812	760	144	972	900	174
Total (1)
Residential mortgage	$7,373	$6,197	$114	$11,764	$9,698	$174
Home equity	3,760	2,359	144	4,594	2,856	174

	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)	Average Carrying Value	Interest Income Recognized (2)
	2018		2017		2016
With no recorded allowance
Residential mortgage	$5,424	$207	$7,737	$311	$10,178	$360
Home equity	1,894	105	1,997	109	1,906	90
With an allowance recorded
Residential mortgage	$2,409	$91	$3,414	$123	$5,067	$167
Home equity	861	25	858	24	852	24
Total (1)
Residential mortgage	$7,833	$298	$11,151	$434	$15,245	$527
Home equity	2,755	130	2,855	133	2,758	114

(1)	During 2018, previously impaired consumer real estate loans with a carrying value of $2.3 billion were sold.

(2)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below presents the December 31, 2018, 2017 and 2016 unpaid principal balance, carrying value, and average pre- and post-modification interest rates on consumer real estate loans that were modified in TDRs during 2018, 2017 and 2016. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Consumer Real Estate – TDRs Entered into During 2018, 2017 and 2016

	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (1)
(Dollars in millions)	December 31, 2018
Residential mortgage	$774	$641	4.33%	4.21%
Home equity	489	358	4.46	3.74
Total	$1,263	$999	4.38	4.03

	December 31, 2017
Residential mortgage	$824	$712	4.43%	4.16%
Home equity	764	590	4.22	3.49
Total	$1,588	$1,302	4.33	3.83

	December 31, 2016
Residential mortgage	$1,130	$1,017	4.73%	4.16%
Home equity	849	649	3.95	2.72
Total	$1,979	$1,666	4.40	3.54

(1)	The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.

117 Bank of America 2018

The table below presents the December 31, 2018, 2017 and 2016 carrying value for consumer real estate loans that were modified in a TDR during 2018, 2017 and 2016, by type of modification.

Consumer Real Estate – Modification Programs

	TDRs Entered into During
(Dollars in millions)	2018	2017	2016
Modifications under government programs
Contractual interest rate reduction	$19	$59	$151
Principal and/or interest forbearance	—	4	13
Other modifications (1)	42	22	23
Total modifications under government programs	61	85	187
Modifications under proprietary programs
Contractual interest rate reduction	209	281	235
Capitalization of past due amounts	96	63	40
Principal and/or interest forbearance	51	38	72
Other modifications (1)	167	55	75
Total modifications under proprietary programs	523	437	422
Trial modifications	285	569	831
Loans discharged in Chapter 7 bankruptcy (2)	130	211	226
Total modifications	$999	$1,302	$1,666

(1)
Includes other modifications such as term or payment extensions and repayment plans. During 2018, this included $198 million of modifications that met the definition of a TDR related to the 2017 hurricanes. These modifications had been written down to their net realizable value less costs to sell or were fully insured as of December 31, 2018.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
The table below presents the carrying value of consumer real estate loans that entered into payment default during 2018, 2017 and 2016 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification.

Consumer Real Estate – TDRs Entering Payment Default that were Modified During the Preceding 12 Months

(Dollars in millions)	2018	2017	2016
Modifications under government programs	$39	$81	$262
Modifications under proprietary programs	158	138	196
Loans discharged in Chapter 7 bankruptcy (1)	64	116	158
Trial modifications (2)	107	391	824
Total modifications	$368	$726	$1,440

(1)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

(2)	Includes trial modification offers to which the customer did not respond.

Credit Card and Other Consumer
Impaired loans within the Credit Card and Other Consumer portfolio segment consist entirely of loans that have been modified in TDRs. The Corporation seeks to assist customers that are experiencing financial difficulty by modifying loans while ensuring compliance with federal and local laws and guidelines. Credit card and other consumer loan modifications generally involve reducing the interest rate on the account, placing the customer on a fixed payment plan not exceeding 60 months and canceling the customer’s available line of credit, all of which are considered TDRs. The Corporation makes loan modifications directly with borrowers for debt held only by the Corporation (internal programs). Additionally, the Corporation makes loan modifications for borrowers working with third-party renegotiation agencies that provide solutions to customers’ entire unsecured debt structures (external programs). The Corporation classifies other secured consumer loans that have been discharged in Chapter 7 bankruptcy as TDRs which are written down to collateral value and placed on nonaccrual status no later than the time of discharge. For more information on the regulatory guidance on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.
The table below provides the unpaid principal balance, carrying value and related allowance at December 31, 2018 and 2017, and the average carrying value for 2018, 2017 and 2016 on TDRs within the Credit Card and Other Consumer portfolio segment.

Bank of America 2018 118

Impaired Loans – Credit Card and Other Consumer

	Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Average Carrying Value (2)
(Dollars in millions)	December 31, 2018			December 31, 2017			2018	2017	2016
With no recorded allowance
Direct/Indirect consumer	$72	$33	$—	$58	$28	$—	$30	$21	$20
With an allowance recorded
U.S. credit card	$522	$533	$154	$454	$461	$125	$491	$464	$556
Non-U.S. credit card (3)	n/a	n/a	n/a	n/a	n/a	n/a	n/a	47	111
Direct/Indirect consumer	—	—	—	1	1	—	1	2	10
Total
U.S. credit card	$522	$533	$154	$454	$461	$125	$491	$464	$556
Non-U.S. credit card (3)	n/a	n/a	n/a	n/a	n/a	n/a	n/a	47	111
Direct/Indirect consumer	72	33	—	59	29	—	31	23	30

(1)	Includes accrued interest and fees.

(2)
The related interest income recognized, which included interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal was considered collectible, was not significant in 2018, 2017 and 2016.

(3)	In 2017, the Corporation sold its non-U.S. consumer credit card business.
n/a = not applicable
The table below provides information on the Corporation’s primary modification programs for the Credit Card and Other Consumer TDR portfolio at December 31, 2018 and 2017.

Credit Card and Other Consumer – TDRs by Program Type at December 31

	U.S. Credit Card		Direct/Indirect Consumer		Total TDRs by Program Type
(Dollars in millions)	2018	2017	2018	2017	2018	2017
Internal programs	$259	$203	$—	$1	$259	$204
External programs	273	257	—	—	273	257
Other	1	1	33	28	34	29
Total	$533	$461	$33	$29	$566	$490
Percent of balances current or less than 30 days past due	85%	87%	81%	88%	85%	87%

The table below provides information on the Corporation’s Credit Card and Other Consumer TDR portfolio including the December 31, 2018, 2017 and 2016 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of loans that were modified in TDRs during 2018, 2017 and 2016.

Credit Card and Other Consumer – TDRs Entered into During 2018, 2017 and 2016

	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate
(Dollars in millions)	December 31, 2018
U.S. credit card	$278	$292	19.49%	5.24%
Direct/Indirect consumer	42	23	5.10	4.95
Total	$320	$315	18.45	5.22

	December 31, 2017
U.S. credit card	$203	$213	18.47%	5.32%
Direct/Indirect consumer	37	22	4.81	4.30
Total	$240	$235	17.17	5.22

	December 31, 2016
U.S. credit card	$163	$172	17.54%	5.47%
Non-U.S. credit card	66	75	23.99	0.52
Direct/Indirect consumer	21	13	3.44	3.29
Total	$250	$260	18.73	3.93

(1)	Includes accrued interest and fees.

119 Bank of America 2018

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
At December 31, 2018 and 2017, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were $297 million and $205 million.
The table below provides information on impaired loans in the Commercial loan portfolio segment including the unpaid principal balance, carrying value and related allowance at December 31, 2018 and 2017, and the average carrying value for 2018, 2017 and 2016. Certain impaired commercial loans do not have a related allowance because the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Commercial

	Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance	Average Carrying Value (1)
(Dollars in millions)	December 31, 2018			December 31, 2017			2018	2017	2016
With no recorded allowance
U.S. commercial	$638	$616	$—	$576	$571	$—	$655	$772	$787
Non-U.S. commercial	93	93	—	14	11	—	43	46	34
Commercial real estate	—	—	—	83	80	—	44	69	67
Commercial lease financing	—	—	—	—	—	—	3	—	—
With an allowance recorded
U.S. commercial	$1,437	$1,270	$121	$1,393	$1,109	$98	$1,162	$1,260	$1,569
Non-U.S. commercial	155	149	30	528	507	58	327	463	409
Commercial real estate	247	162	16	133	41	4	46	73	92
Commercial lease financing	71	71	—	20	18	3	42	8	2
U.S. small business commercial (2)	83	72	29	84	70	27	73	73	87
Total
U.S. commercial	$2,075	$1,886	$121	$1,969	$1,680	$98	$1,817	$2,032	$2,356
Non-U.S. commercial	248	242	30	542	518	58	370	509	443
Commercial real estate	247	162	16	216	121	4	90	142	159
Commercial lease financing	71	71	—	20	18	3	45	8	2
U.S. small business commercial (2)	83	72	29	84	70	27	73	73	87

(1)
The related interest income recognized, which included interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal was considered collectible, was not significant in 2018, 2017 and 2016.

(2)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.

Bank of America 2018 120

The table below presents the December 31, 2018, 2017 and 2016 unpaid principal balance and carrying value of commercial loans that were modified as TDRs during 2018, 2017 and 2016. The table below includes loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Commercial – TDRs Entered into During 2018, 2017 and 2016

	Unpaid Principal Balance	Carrying Value
(Dollars in millions)	December 31, 2018
U.S. commercial	$1,154	$1,098
Non-U.S. commercial	166	165
Commercial real estate	115	115
Commercial lease financing	68	68
U.S. small business commercial (1)	9	8
Total	$1,512	$1,454

	December 31, 2017
U.S. commercial	$1,033	$922
Non-U.S. commercial	105	105
Commercial real estate	35	24
Commercial lease financing	20	17
U.S. small business commercial (1)	13	13
Total	$1,206	$1,081

	December 31, 2016
U.S. commercial	$1,556	$1,482
Non-U.S. commercial	255	253
Commercial real estate	77	77
Commercial lease financing	6	4
U.S. small business commercial (1)	1	1
Total	$1,895	$1,817

(1)	U.S. small business commercial TDRs are comprised of renegotiated small business card loans.
A commercial TDR is generally deemed to be in payment default when the loan is 90 days or more past due, including delinquencies that were not resolved as part of the modification. U.S. small business commercial TDRs are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows, along with observable market prices or fair value of collateral when measuring the allowance for loan and lease losses. TDRs that were in payment default had a carrying value of $150 million, $64 million and $140 million for U.S. commercial and $3 million, $19 million and $34 million for commercial real estate at December 31, 2018, 2017 and 2016, respectively.
Purchased Credit-impaired Loans
The table below shows activity for the accretable yield on PCI loans, which includes the Countrywide Financial Corporation (Countrywide) portfolio and loans repurchased in connection with the 2013 settlement with FNMA. The amount of accretable yield is affected by changes in credit outlooks, including metrics such as default rates and loss severities, prepayment speeds, which can change the amount and period of time over which interest payments are expected to be received, and the interest rates on variable rate loans. The reclassifications from nonaccretable difference during 2018 and 2017 were primarily due to an increase in the expected principal and interest cash flows due to lower default estimates and the rising interest rate environment.

Rollforward of Accretable Yield

(Dollars in millions)
Accretable yield, January 1, 2017	$3,805
Accretion	(601)
Disposals/transfers	(634)
Reclassifications from nonaccretable difference	219
Accretable yield, December 31, 2017	2,789
Accretion	(457)
Disposals/transfers	(1,456)
Reclassifications from nonaccretable difference	368
Accretable yield, December 31, 2018	$1,244

During 2018 and 2017, the Corporation sold PCI loans with a carrying value of $4.4 billion and $803 million. For more information on PCI loans, see Note 1 – Summary of Significant Accounting Principles and for the carrying value and valuation allowance for PCI loans, see Note 6 – Allowance for Credit Losses.
Loans Held-for-sale
The Corporation had LHFS of $10.4 billion and $11.4 billion at December 31, 2018 and 2017. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $29.2 billion, $41.3 billion and $32.6 billion for 2018, 2017 and 2016, respectively. Cash used for originations and purchases of LHFS totaled $28.1 billion, $43.5 billion and $33.1 billion for 2018, 2017 and 2016, respectively.

121 Bank of America 2018

NOTE 6 Allowance for Credit Losses
The table below summarizes the changes in the allowance for credit losses by portfolio segment for 2018, 2017 and 2016.

	Consumer Real Estate (1)	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	2018
Allowance for loan and lease losses, January 1	$1,720	$3,663	$5,010	$10,393
Loans and leases charged off	(690)	(4,037)	(675)	(5,402)
Recoveries of loans and leases previously charged off	664	823	152	1,639
Net charge-offs	(26)	(3,214)	(523)	(3,763)
Write-offs of PCI loans (2)	(273)	—	—	(273)
Provision for loan and lease losses	(492)	3,441	313	3,262
Other (3)	(1)	(16)	(1)	(18)
Allowance for loan and lease losses, December 31	928	3,874	4,799	9,601
Reserve for unfunded lending commitments, January 1	—	—	777	777
Provision for unfunded lending commitments	—	—	20	20
Reserve for unfunded lending commitments, December 31	—	—	797	797
Allowance for credit losses, December 31	$928	$3,874	$5,596	$10,398

	2017
Allowance for loan and lease losses, January 1	$2,750	$3,229	$5,258	$11,237
Loans and leases charged off	(770)	(3,774)	(1,075)	(5,619)
Recoveries of loans and leases previously charged off	657	809	174	1,640
Net charge-offs	(113)	(2,965)	(901)	(3,979)
Write-offs of PCI loans (2)	(207)	—	—	(207)
Provision for loan and lease losses	(710)	3,437	654	3,381
Other (3)	—	(38)	(1)	(39)
Allowance for loan and lease losses, December 31	1,720	3,663	5,010	10,393
Reserve for unfunded lending commitments, January 1	—	—	762	762
Provision for unfunded lending commitments	—	—	15	15
Reserve for unfunded lending commitments, December 31	—	—	777	777
Allowance for credit losses, December 31	$1,720	$3,663	$5,787	$11,170

	2016
Allowance for loan and lease losses, January 1	$3,914	$3,471	$4,849	$12,234
Loans and leases charged off	(1,155)	(3,553)	(740)	(5,448)
Recoveries of loans and leases previously charged off	619	770	238	1,627
Net charge-offs	(536)	(2,783)	(502)	(3,821)
Write-offs of PCI loans (2)	(340)	—	—	(340)
Provision for loan and lease losses	(258)	2,826	1,013	3,581
Other (3)	(30)	(42)	(102)	(174)
Total allowance for loan and lease losses, December 31	2,750	3,472	5,258	11,480
Less: Allowance included in assets of business held for sale (4)	—	(243)	—	(243)
Allowance for loan and lease losses, December 31	2,750	3,229	5,258	11,237
Reserve for unfunded lending commitments, January 1	—	—	646	646
Provision for unfunded lending commitments	—	—	16	16
Other (3)	—	—	100	100
Reserve for unfunded lending commitments, December 31	—	—	762	762
Allowance for credit losses, December 31	$2,750	$3,229	$6,020	$11,999

(1)	Includes valuation allowance associated with the PCI loan portfolio.

(2)	Includes write-offs associated with the sale of PCI loans of $167 million, $87 million and $60 million in 2018, 2017 and 2016, respectively.

(3)	Primarily represents the net impact of portfolio sales, consolidations and deconsolidations, foreign currency translation adjustments, transfers to held for sale and certain other reclassifications.

(4)	Represents allowance for loan and lease losses related to the non-U.S. consumer credit card loan portfolio, which was sold in 2017.

Bank of America 2018 122

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at December 31, 2018 and 2017.

Allowance and Carrying Value by Portfolio Segment

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	December 31, 2018
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses	$258	$154	$196	$608
Carrying value (2)	8,556	566	2,433	11,555
Allowance as a percentage of carrying value	3.02%	27.21%	8.06%	5.26%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$579	$3,720	$4,603	$8,902
Carrying value (2, 3)	243,642	189,140	493,564	926,346
Allowance as a percentage of carrying value (3)	0.24%	1.97%	0.93%	0.96%
Purchased credit-impaired loans
Valuation allowance	$91	n/a	n/a	$91
Carrying value gross of valuation allowance	4,645	n/a	n/a	4,645
Valuation allowance as a percentage of carrying value	1.96%	n/a	n/a	1.96%
Total
Allowance for loan and lease losses	$928	$3,874	$4,799	$9,601
Carrying value (2, 3)	256,843	189,706	495,997	942,546
Allowance as a percentage of carrying value (3)	0.36%	2.04%	0.97%	1.02%

	December 31, 2017
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses	$348	$125	$190	$663
Carrying value (2)	12,554	490	2,407	15,451
Allowance as a percentage of carrying value	2.77%	25.51%	7.89%	4.29%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$1,083	$3,538	$4,820	$9,441
Carrying value (2, 3)	238,284	192,303	474,284	904,871
Allowance as a percentage of carrying value (3)	0.45%	1.84%	1.02%	1.04%
Purchased credit-impaired loans
Valuation allowance	$289	n/a	n/a	$289
Carrying value gross of valuation allowance	10,717	n/a	n/a	10,717
Valuation allowance as a percentage of carrying value	2.70%	n/a	n/a	2.70%
Total
Allowance for loan and lease losses	$1,720	$3,663	$5,010	$10,393
Carrying value (2, 3)	261,555	192,793	476,691	931,039
Allowance as a percentage of carrying value (3)	0.66%	1.90%	1.05%	1.12%

(1)
Impaired loans include nonperforming commercial loans and all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Amounts are presented gross of the allowance for loan and lease losses.

(3)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $4.3 billion and $5.7 billion at December 31, 2018 and 2017.
n/a = not applicable
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

The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at December 31, 2018 and 2017 in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum loss exposure at December 31, 2018 and 2017 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments, such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.

123 Bank of America 2018

The Corporation invests in ABS issued by third-party VIEs with which it has no other form of involvement and enters into certain commercial lending arrangements that may also incorporate the use of VIEs, for example to hold collateral. These securities and loans are included in Note 4 – Securities or Note 5 – Outstanding Loans and Leases. In addition, the Corporation has used VIEs such as trust preferred securities trusts in connection with its funding activities. In 2018, the Corporation redeemed trust preferred securities with a total carrying value of $3.1 billion resulting in the extinguishment of the related junior subordinated notes issued by the Corporation. In connection therewith, the Corporation recorded a charge to other income of $729 million primarily due to the difference between the carrying and redemption values of the trust preferred securities, the majority of which relates to the discount on the junior subordinated notes resulting from prior acquisitions. For more information on trust preferred securities, see Note 11 – Long-term Debt. These VIEs, which are generally not consolidated by the Corporation, as applicable, are not included in the tables herein.
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during 2018, 2017 and 2016 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $218 million and $442 million at December 31, 2018 and 2017.
First-lien Mortgage Securitizations
As part of its mortgage banking activities, the Corporation securitizes a portion of the first-lien residential mortgage loans it originates or purchases from third parties, generally in the form of RMBS guaranteed by government-sponsored enterprises, FNMA and FHLMC (collectively the GSEs), or the Government National Mortgage Association (GNMA) primarily in the case of FHA-insured and U.S. Department of Veterans Affairs (VA)-guaranteed mortgage loans. Securitization usually occurs in conjunction with or shortly after origination or purchase, and the Corporation may also securitize loans held in its residential mortgage portfolio. In addition, the Corporation may, from time to time, securitize commercial mortgages it originates or purchases from other entities. The Corporation typically services the loans it securitizes. Further, the Corporation may retain beneficial interests in the securitization trusts including senior and subordinate securities and equity tranches issued by the trusts. Except as described in Note 12 – Commitments and Contingencies, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties.
The table below summarizes select information related to first-lien mortgage securitizations for 2018, 2017 and 2016.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency			Commercial Mortgage
(Dollars in millions)	2018	2017	2016	2018	2017	2016
Cash proceeds from new securitizations (1)	$5,369	$14,467	$24,201	$6,713	$5,641	$3,887
Gains on securitizations (2)	62	158	370	101	91	38
Repurchases from securitization trusts (3)	1,485	2,713	3,611	—	—	—

(1)
The Corporation transfers residential mortgage loans to securitizations sponsored by the GSEs or GNMA in the normal course of business and receives RMBS in exchange which may then be sold into the market to third-party investors for cash proceeds.

(2)
A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $71 million, $243 million and $487 million, net of hedges, during 2018, 2017 and 2016, respectively, are not included in the table above.

(3)
The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.

In addition to cash proceeds as reported in the table above, the Corporation received securities with an initial fair value of $711 million, $1.9 billion and $4.2 billion in connection with first-lien mortgage securitizations in 2018, 2017 and 2016, respectively. Substantially all of these securities are classified as Level 2 assets within the fair value hierarchy.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $226.6 billion and $277.6 billion at December 31, 2018 and 2017. Servicing fee and ancillary fee income on serviced loans was $710 million, $893 million and $1.2 billion in 2018, 2017 and 2016, respectively. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $3.3 billion and $4.5 billion at December 31, 2018 and 2017. For more information on MSRs, see Note 20 – Fair Value Measurements.

There were no significant deconsolidations of agency residential mortgage securitizations in 2018 or 2017. During 2016, the Corporation deconsolidated agency residential mortgage securitization vehicles with total assets of $3.8 billion and total liabilities of $628 million following the sale of retained interests to third parties, after which the Corporation no longer had the unilateral ability to liquidate the vehicles. Of the balances deconsolidated in 2016, $706 million of assets and $628 million of liabilities represent non-cash investing and financing activities and, accordingly, are not reflected on the Consolidated Statement of Cash Flows. A gain on sale of $125 million in 2016 related to the deconsolidation was recorded in other income in the Consolidated Statement of Income.
The following table summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at December 31, 2018 and 2017.

Bank of America 2018 124

First-lien Mortgage VIEs

	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
	December 31
(Dollars in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Unconsolidated VIEs
Maximum loss exposure (1)	$16,011	$19,110	$448	$689	$1,897	$2,643	$217	$403	$767	$585
On-balance sheet assets
Senior securities:
Trading account assets	$460	$716	$30	$6	$36	$10	$90	$50	$97	$108
Debt securities carried at fair value	9,381	15,036	246	477	1,470	2,221	125	351	—	—
Held-to-maturity securities	6,170	3,348	—	—	—	—	—	—	528	274
All other assets	—	10	3	5	37	38	2	2	40	88
Total retained positions	$16,011	$19,110	$279	$488	$1,543	$2,269	$217	$403	$665	$470
Principal balance outstanding (2)	$187,512	$232,761	$8,954	$10,549	$8,719	$10,254	$23,467	$28,129	$43,593	$26,504

Consolidated VIEs
Maximum loss exposure (1)	$13,296	$14,502	$7	$571	$—	$—	$—	$—	$76	$—
On-balance sheet assets
Trading account assets	$1,318	$232	$150	$571	$—	$—	$—	$—	$76	$—
Loans and leases, net	11,858	14,030	—	—	—	—	—	—	—	—
All other assets	143	240	—	—	—	—	—	—	—	—
Total assets	$13,319	$14,502	$150	$571	$—	$—	$—	$—	$76	$—
Total liabilities	$26	$3	$143	$—	$—	$—	$—	$—	$—	$—

(1)
Maximum loss exposure includes obligations under loss-sharing reinsurance and other arrangements for non-agency residential mortgage and commercial mortgage securitizations, but excludes the reserve for representations and warranties obligations and corporate guarantees and also excludes servicing advances and other servicing rights and obligations. For additional information, see Note 12 – Commitments and Contingencies and Note 20 – Fair Value Measurements.

(2)	Principal balance outstanding includes loans where the Corporation was the transferor to securitization VIEs with which it has continuing involvement, which may include servicing the loans.
Other Asset-backed Securitizations
The table below summarizes select information related to home equity, credit card and other asset-backed VIEs in which the Corporation held a variable interest at December 31, 2018 and 2017.

Home Equity Loan, Credit Card and Other Asset-backed VIEs

	Home Equity (1)		Credit Card (2, 3)		Resecuritization Trusts		Municipal Bond Trusts
	December 31 2018
(Dollars in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Unconsolidated VIEs
Maximum loss exposure	$908	$1,522	$—	$—	$7,647	$8,204	$2,150	$1,631
On-balance sheet assets
Senior securities (4):
Trading account assets	$—	$—	$—	$—	$1,419	$869	$26	$33
Debt securities carried at fair value	27	36	—	—	1,337	1,661	—	—
Held-to-maturity securities	—	—	—	—	4,891	5,644	—	—
All other assets (4)	—	—	—	—	—	30	—	—
Total retained positions	$27	$36	$—	$—	$7,647	$8,204	$26	$33
Total assets of VIEs (5)	$1,813	$2,432	$—	$—	$16,949	$19,281	$2,829	$2,287

Consolidated VIEs
Maximum loss exposure	$85	$112	$18,800	$24,337	$128	$628	$1,540	$1,453
On-balance sheet assets
Trading account assets	$—	$—	$—	$—	$366	$1,557	$1,553	$1,452
Loans and leases	133	177	29,906	32,554	—	—	—	—
Allowance for loan and lease losses	(5)	(9)	(901)	(988)	—	—	—	—
All other assets	4	6	136	1,385	—	—	1	1
Total assets	$132	$174	$29,141	$32,951	$366	$1,557	$1,554	$1,453
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—	$742	$312
Long-term debt	55	76	10,321	8,598	238	929	12	—
All other liabilities	—	—	20	16	—	—	—	—
Total liabilities	$55	$76	$10,341	$8,614	$238	$929	$754	$312

(1)
For unconsolidated home equity loan VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves. For both consolidated and unconsolidated home equity loan VIEs, the maximum loss exposure excludes the reserve for representations and warranties obligations and corporate guarantees. For additional information, see Note 12 – Commitments and Contingencies.

(2)	At December 31, 2018 and 2017, loans and leases in the consolidated credit card trust included $11.0 billion and $15.6 billion of seller’s interest.

(3)	At December 31, 2018 and 2017, all other assets in the consolidated credit card trust included certain short-term investments and unbilled accrued interest and fees.

(4)
All other assets includes subordinate securities. The retained senior and subordinate securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).

(5)	Total assets of VIEs includes loans the Corporation transferred with which it has continuing involvement, which may include servicing the loan.

125 Bank of America 2018

Home Equity Loans
The Corporation retains interests in home equity securitization trusts, primarily senior securities, to which it transferred home equity loans. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. This obligation is included in the maximum loss exposure in the table above. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn portion of the home equity lines of credit (HELOCs), performance of the loans, the amount of subsequent draws and the timing of related cash flows.
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
During 2018, 2017 and 2016, new senior debt securities issued to third-party investors from the credit card securitization trust were $4.0 billion, $3.1 billion and $750 million, respectively.
At December 31, 2018 and 2017, the Corporation held subordinate securities issued by the credit card securitization trust with a notional principal amount of $7.7 billion and $7.4 billion. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. During 2018, 2017 and 2016, the credit card securitization trust issued $650 million, $500 million and $121 million, respectively, of these subordinate securities.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $22.8 billion, $25.1 billion and $23.4 billion of securities in 2018, 2017 and 2016, respectively. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in trading account profits prior to the resecuritization and no gain or loss on sale was recorded. During 2018, 2017 and 2016, resecuritization proceeds included securities with an initial fair value of $4.1 billion, $3.3 billion and $3.3 billion, respectively. Substantially all of the other securities received as resecuritization proceeds were classified as trading securities and were categorized as Level 2 within the fair value hierarchy.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $2.1 billion and $1.6 billion at December 31, 2018 and 2017. The weighted-average remaining life of bonds held in the trusts at December 31, 2018 was 7.3 years. There were no material write-downs or downgrades of assets or issuers during 2018, 2017 and 2016.
Other Variable Interest Entities
The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at December 31, 2018 and 2017.

Other VIEs

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
	December 31
(Dollars in millions)	2018			2017
Maximum loss exposure	$4,177	$24,498	$28,675	$4,660	$19,785	$24,445
On-balance sheet assets
Trading account assets	$2,335	$860	$3,195	$2,709	$346	$3,055
Debt securities carried at fair value	—	84	84	—	160	160
Loans and leases	1,949	3,940	5,889	2,152	3,596	5,748
Allowance for loan and lease losses	(2)	(30)	(32)	(3)	(32)	(35)
All other assets	53	18,885	18,938	89	15,216	15,305
Total	$4,335	$23,739	$28,074	$4,947	$19,286	$24,233
On-balance sheet liabilities
Long-term debt	$152	$—	$152	$270	$—	$270
All other liabilities	7	4,231	4,238	18	3,417	3,435
Total	$159	$4,231	$4,390	$288	$3,417	$3,705
Total assets of VIEs	$4,335	$94,746	$99,081	$4,947	$69,746	$74,693

Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $2.1 billion and $2.3 billion at December 31, 2018 and 2017, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.
Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and

Bank of America 2018 126

unconsolidated CDOs totaled $421 million and $358 million at December 31, 2018 and 2017.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At December 31, 2018 and 2017, the Corporation’s consolidated investment VIEs had total assets of $270 million and $249 million. The Corporation also held investments in unconsolidated VIEs with total assets of $37.7 billion and $20.3 billion at December 31, 2018 and 2017. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $7.2 billion and $5.7 billion at December 31, 2018 and 2017 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $1.8 billion and $2.0 billion at December 31, 2018 and 2017. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.

Tax Credit VIEs
The Corporation holds investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, wind and solar projects. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. The Corporation earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure included in the Other VIEs table was $17.0 billion and $13.8 billion at December 31, 2018 and 2017. The Corporation’s risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment.
The Corporation’s investments in affordable housing partnerships, which are reported in other assets on the Consolidated Balance Sheet, totaled $8.9 billion and $8.0 billion, including unfunded commitments to provide capital contributions of $3.8 billion and $3.1 billion at December 31, 2018 and 2017. The unfunded commitments are expected to be paid over the next five years. During 2018, 2017 and 2016, the Corporation recognized tax credits and other tax benefits from investments in affordable housing partnerships of $981 million, $1.0 billion and $1.1 billion and reported pretax losses in other income of $798 million, $766 million and $789 million, respectively. Tax credits are recognized as part of the Corporation’s annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent. The Corporation may from time to time be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant.
NOTE 8 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by reporting unit and All Other at December 31, 2018 and 2017. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill

	December 31
(Dollars in millions)	2018	2017
Deposits	$18,414	$18,414
Consumer Lending	11,709	11,709
Consumer Banking	30,123	30,123
U.S. Trust	2,917	2,917
Merrill Lynch Global Wealth Management	6,760	6,760
Global Wealth & Investment Management	9,677	9,677
Global Commercial Banking	16,146	16,146
Global Corporate and Investment Banking	6,231	6,231
Business Banking	1,546	1,546
Global Banking	23,923	23,923
Global Markets	5,182	5,182
All Other	46	46
Total goodwill	$68,951	$68,951

During 2018, the Corporation completed its annual goodwill impairment test as of June 30, 2018 using qualitative assessments for all applicable reporting units. Based on the results of the annual goodwill impairment test, the Corporation determined there was no impairment. For more information on the use of qualitative assessments, see Note 1 – Summary of Significant Accounting Principles.

127 Bank of America 2018

Intangible Assets
The table below presents the gross and net carrying values and accumulated amortization for intangible assets at December 31, 2018 and 2017.

Intangible Assets (1, 2)

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(Dollars in millions)	December 31, 2018			December 31, 2017
Purchased credit card and affinity relationships	$5,919	$5,759	$160	$5,919	$5,604	$315
Core deposit and other intangibles (3)	3,835	2,221	1,614	3,835	2,140	1,695
Customer relationships	—	—	—	3,886	3,584	302
Total intangible assets	$9,754	$7,980	$1,774	$13,640	$11,328	$2,312

(1)	Excludes fully amortized intangible assets.

(2)	At December 31, 2018 and 2017, none of the intangible assets were impaired.

(3)	Includes $1.6 billion at both December 31, 2018 and 2017 of intangible assets associated with trade names that have an indefinite life and, accordingly, are not amortized.
Amortization of intangibles expense was $538 million, $621 million and $730 million for 2018, 2017 and 2016, respectively. The Corporation estimates aggregate amortization expense will be $105 million for 2019, $55 million for 2020 and none for the years thereafter.
NOTE 9 Deposits
The table below presents information about the Corporation’s time deposits of $100 thousand or more at December 31, 2018 and 2017. The Corporation also had aggregate time deposits of $16.4 billion and $17.0 billion in denominations that met or exceeded the Federal Deposit Insurance Corporation (FDIC) insurance limit at December 31, 2018 and 2017.

Time Deposits of $100 Thousand or More

	December 31, 2018				December 31 2017
(Dollars in millions)	Three Months or Less	Over Three Months to Twelve Months	Thereafter	Total	Total
U.S. certificates of deposit and other time deposits	$14,441	$11,855	$3,209	$29,505	$25,192
Non-U.S. certificates of deposit and other time deposits	7,317	2,655	820	10,792	15,472

The scheduled contractual maturities for total time deposits at December 31, 2018 are presented in the table below.

Contractual Maturities of Total Time Deposits

(Dollars in millions)	U.S.	Non-U.S.	Total
Due in 2019	$43,452	$10,030	$53,482
Due in 2020	4,580	164	4,744
Due in 2021	725	8	733
Due in 2022	560	11	571
Due in 2023	270	632	902
Thereafter	570	37	607
Total time deposits	$50,157	$10,882	$61,039

NOTE 10 Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash
The table below presents federal funds sold or purchased, securities financing agreements (which include securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase) and short-term borrowings. The Corporation elects to account for certain securities financing agreements and short-term borrowings under the fair value option. For more information on the fair value option, see Note 21 – Fair Value Option.

	Amount	Rate	Amount	Rate
(Dollars in millions)	2018		2017
Federal funds sold and securities borrowed or purchased under agreements to resell
Average during year	$251,328	1.26%	$222,818	0.81%
Maximum month-end balance during year	279,350	n/a	237,064	n/a
Federal funds purchased and securities loaned or sold under agreements to repurchase
Average during year	$193,681	1.80%	$199,501	1.30%
Maximum month-end balance during year	201,089	n/a	218,017	n/a
Short-term borrowings
Average during year	36,021	2.69	37,337	2.48
Maximum month-end balance during year	52,480	n/a	46,202	n/a
n/a = not applicable

Bank of America 2018 128

Bank of America, N.A. maintains a global program to offer up to a maximum of $75 billion outstanding at any one time, of bank notes with fixed or floating rates and maturities of at least seven days from the date of issue. Short-term bank notes outstanding under this program totaled $12.1 billion and $14.2 billion at December 31, 2018 and 2017. These short-term bank notes, along with FHLB advances, U.S. Treasury tax and loan notes, and term federal funds purchased, are included in short-term borrowings on the Consolidated Balance Sheet.
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
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at December 31, 2018 and 2017. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives.

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	December 31, 2018
Securities borrowed or purchased under agreements to resell (3)	$366,274	$(106,865)	$259,409	$(240,790)	$18,619
Securities loaned or sold under agreements to repurchase	$293,853	$(106,865)	$186,988	$(176,740)	$10,248
Other (4)	19,906	—	19,906	(19,906)	—
Total	$313,759	$(106,865)	$206,894	$(196,646)	$10,248

	December 31, 2017
Securities borrowed or purchased under agreements to resell (3)	$348,472	$(135,725)	$212,747	$(165,720)	$47,027
Securities loaned or sold under agreements to repurchase	$312,582	$(135,725)	$176,857	$(146,205)	$30,652
Other (4)	22,711	—	22,711	(22,711)	—
Total	$335,293	$(135,725)	$199,568	$(168,916)	$30,652

(1)	Includes activity where uncertainty exists as to the enforceability of certain master netting agreements under bankruptcy laws in some countries or industries.

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

(3)	Excludes repurchase activity of $11.5 billion and $10.2 billion reported in loans and leases on the Consolidated Balance Sheet at December 31, 2018 and 2017.

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

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	December 31, 2018
Securities sold under agreements to repurchase	$139,017	$81,917	$34,204	$21,476	$276,614
Securities loaned	7,753	4,197	1,783	3,506	17,239
Other	19,906	—	—	—	19,906
Total	$166,676	$86,114	$35,987	$24,982	$313,759

	December 31, 2017
Securities sold under agreements to repurchase	$125,956	$79,913	$46,091	$38,935	$290,895
Securities loaned	9,853	5,658	2,043	4,133	21,687
Other	22,711	—	—	—	22,711
Total	$158,520	$85,571	$48,134	$43,068	$335,293

(1)	No agreements have maturities greater than three years.

129 Bank of America 2018

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	December 31, 2018
U.S. government and agency securities	$164,664	$—	$—	$164,664
Corporate securities, trading loans and other	11,400	2,163	287	13,850
Equity securities	14,090	10,869	19,572	44,531
Non-U.S. sovereign debt	81,329	4,207	47	85,583
Mortgage trading loans and ABS	5,131	—	—	5,131
Total	$276,614	$17,239	$19,906	$313,759

	December 31, 2017
U.S. government and agency securities	$158,299	$—	$409	$158,708
Corporate securities, trading loans and other	12,787	2,669	624	16,080
Equity securities	23,975	13,523	21,628	59,126
Non-U.S. sovereign debt	90,857	5,495	50	96,402
Mortgage trading loans and ABS	4,977	—	—	4,977
Total	$290,895	$21,687	$22,711	$335,293

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
Restricted Cash
At December 31, 2018 and 2017, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $22.6 billion and $18.8 billion, predominantly related to cash held on deposit with the Federal Reserve Bank and non-U.S. central banks to meet reserve requirements and cash segregated in compliance with securities regulations.

Bank of America 2018 130

NOTE 11 Long-term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The table below presents the balance of long-term debt at December 31, 2018 and 2017, and the related contractual rates and maturity dates as of December 31, 2018.

	Weighted-average Rate			December 31
(Dollars in millions)		Interest Rates	Maturity Dates	2018	2017
Notes issued by Bank of America Corporation
Senior notes:
Fixed	3.39%	0.39 - 8.40%	2019 - 2049	$120,548	$119,548
Floating	2.09	0.06 - 7.26	2019 - 2044	25,574	21,048
Senior structured notes (1)				13,768	15,460
Subordinated notes:
Fixed	4.91	2.94 - 8.57	2019 - 2045	20,843	22,004
Floating	2.16	1.14 - 3.55	2019 - 2026	1,742	4,058
Junior subordinated notes (2):
Fixed	6.71	6.45 - 8.05	2027 - 2066	732	3,282
Floating	3.54	3.54	2056	1	553
Total notes issued by Bank of America Corporation				183,208	185,953
Notes issued by Bank of America, N.A.
Senior notes:
Fixed				—	4,686
Floating	2.96	2.90 - 2.96	2020 - 2041	1,770	1,033
Subordinated notes	6.00	6.00	2036	1,617	1,679
Advances from Federal Home Loan Banks:
Fixed	5.10	0.01 - 7.72	2019 - 2034	130	146
Floating	2.49	2.24 - 2.80	2019 - 2020	14,751	5,000
Securitizations and other BANA VIEs (3)				10,326	8,641
Other				442	433
Total notes issued by Bank of America, N.A.				29,036	21,618
Other debt
Structured liabilities				16,478	18,574
Nonbank VIEs (3)				618	1,232
Other				—	25
Total other debt				17,096	19,831
Total long-term debt				$229,340	$227,402

(1)	Includes total loss-absorbing capacity compliant debt.

(2)	Includes amounts related to trust preferred securities. For additional information, see Trust Preferred Securities in this Note.

(3)	Represents the total long-term debt included in the liabilities of consolidated VIEs on the Consolidated Balance Sheet.
Bank of America Corporation and Bank of America, N.A. maintain various U.S. and non-U.S. debt programs to offer both senior and subordinated notes. The notes may be denominated in U.S. dollars or foreign currencies. At December 31, 2018 and 2017, the amount of foreign currency-denominated debt translated into U.S. dollars included in total long-term debt was $48.6 billion and $51.8 billion. Foreign currency contracts may be used to convert certain foreign currency-denominated debt into U.S. dollars.
At December 31, 2018, long-term debt of consolidated VIEs in the table above included debt from credit card and all other VIEs of $10.3 billion and $623 million. Long-term debt of VIEs is collateralized by the assets of the VIEs. For additional information, see Note 7 – Securitizations and Other Variable Interest Entities.
The weighted-average effective interest rates for total long-term debt (excluding senior structured notes), total fixed-rate debt and total floating-rate debt were 3.29 percent, 3.66 percent and 2.26 percent, respectively, at December 31, 2018, and 3.44 percent, 3.87 percent and 1.49 percent, respectively, at December 31, 2017. The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect earnings and capital. The weighted-average rates are the contractual interest rates on the debt and do not reflect the impacts of derivative transactions.

Debt outstanding of $3.8 billion at December 31, 2018 was issued by BofA Finance LLC, a 100 percent owned finance subsidiary of Bank of America Corporation, the parent company, and is fully and unconditionally guaranteed by the parent company.
During 2018, the Corporation had total long-term debt maturities and redemptions in the aggregate of $53.3 billion consisting of $29.8 billion for Bank of America Corporation, $11.2 billion for Bank of America, N.A. and $12.3 billion of other debt. During 2017, the Corporation had total long-term debt maturities and redemptions in the aggregate of $48.8 billion consisting of $29.1 billion for Bank of America Corporation, $13.3 billion for Bank of America, N.A. and $6.4 billion of other debt.
The following table shows the carrying value for aggregate annual contractual maturities of long-term debt as of December 31, 2018. Included in the table are certain structured notes issued by the Corporation that contain provisions whereby the borrowings are redeemable at the option of the holder (put options) at specified dates prior to maturity. Other structured notes have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, and the maturity may be accelerated based on the value of a referenced index or security. In both cases, the Corporation or a subsidiary may be required to settle the obligation for cash or other securities prior to the contractual maturity date. These borrowings are reflected in the table as maturing at their contractual maturity date.

131 Bank of America 2018

Long-term Debt by Maturity

(Dollars in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Bank of America Corporation
Senior notes	$14,831	$10,308	$15,883	$14,882	$22,570	$67,648	$146,122
Senior structured notes	1,337	875	482	1,914	323	8,837	13,768
Subordinated notes	1,501	—	346	364	—	20,374	22,585
Junior subordinated notes	—	—	—	—	—	733	733
Total Bank of America Corporation	17,669	11,183	16,711	17,160	22,893	97,592	183,208
Bank of America, N.A.
Senior notes	—	1,750	—	—	—	20	1,770
Subordinated notes	—	—	—	—	—	1,617	1,617
Advances from Federal Home Loan Banks	11,762	3,010	2	3	1	103	14,881
Securitizations and other Bank VIEs (1)	3,200	3,100	4,022	—	—	4	10,326
Other	224	83	—	2	133	—	442
Total Bank of America, N.A.	15,186	7,943	4,024	5	134	1,744	29,036
Other debt
Structured liabilities	5,085	2,712	1,112	558	830	6,181	16,478
Nonbank VIEs (1)	35	—	—	—	23	560	618
Total other debt	5,120	2,712	1,112	558	853	6,741	17,096
Total long-term debt	$37,975	$21,838	$21,847	$17,723	$23,880	$106,077	$229,340

(1)	Represents the total long-term debt included in the liabilities of consolidated VIEs on the Consolidated Balance Sheet.
Trust Preferred Securities
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
During 2018, the Corporation redeemed Trust Securities of 11 Trusts with a carrying value of $3.1 billion. At December 31, 2018, the Corporation had one remaining floating-rate junior subordinated note held in trust.
NOTE 12 Commitments and Contingencies
In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Consolidated Balance Sheet.

Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.7 billion and $11.0 billion at December 31, 2018 and 2017. At December 31, 2018, the carrying value of these commitments, excluding commitments accounted for under the fair value option, was $813 million, including deferred revenue of $16 million and a reserve for unfunded lending commitments of $797 million. At December 31, 2017, the comparable amounts were $793 million, $16 million and $777 million, respectively. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The table below also includes the notional amount of commitments of $3.1 billion and $4.8 billion at December 31, 2018 and 2017 that are accounted for under the fair value option. However, the following table excludes cumulative net fair value of $169 million and $120 million at December 31, 2018 and 2017 on these commitments, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 21 – Fair Value Option.

Bank of America 2018 132

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	December 31, 2018
Notional amount of credit extension commitments
Loan commitments	$84,910	$142,271	$155,298	$22,683	$405,162
Home equity lines of credit	2,578	2,249	3,530	34,702	43,059
Standby letters of credit and financial guarantees (1)	22,571	9,702	2,457	1,074	35,804
Letters of credit (2)	1,168	84	69	57	1,378
Legally binding commitments	111,227	154,306	161,354	58,516	485,403
Credit card lines (3)	371,658	—	—	—	371,658
Total credit extension commitments	$482,885	$154,306	$161,354	$58,516	$857,061

	December 31, 2017
Notional amount of credit extension commitments
Loan commitments	$85,804	$140,942	$147,043	$21,342	$395,131
Home equity lines of credit	6,172	4,457	2,288	31,250	44,167
Standby letters of credit and financial guarantees (1)	19,976	11,261	3,420	1,144	35,801
Letters of credit	1,291	117	129	87	1,624
Legally binding commitments	113,243	156,777	152,880	53,823	476,723
Credit card lines (3)	362,030	—	—	—	362,030
Total credit extension commitments	$475,273	$156,777	$152,880	$53,823	$838,753

(1)
The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $28.3 billion and $7.1 billion at December 31, 2018, and $27.3 billion and $8.1 billion at December 31, 2017. Amounts in the table include consumer SBLCs of $372 million and $421 million at December 31, 2018 and 2017.

(2)	At December 31, 2018, included letters of credit of $422 million related to certain liquidity commitments of VIEs. For additional information, see .

(3)	Includes business card unused lines of credit.
Other Commitments
At December 31, 2018 and 2017, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $329 million and $344 million, which upon settlement will be included in loans or LHFS, and commitments to purchase commercial loans of $463 million and $994 million, which upon settlement will be included in trading account assets.
At December 31, 2018 and 2017, the Corporation had commitments to purchase commodities, primarily liquefied natural gas, of $1.3 billion and $1.5 billion, which upon settlement will be included in trading account assets.
At December 31, 2018 and 2017, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $59.7 billion and $56.8 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $21.2 billion and $34.3 billion. These commitments expire primarily within the next 12 months.
At both December 31, 2018 and 2017, the Corporation had a commitment to originate or purchase up to $3.0 billion, on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2022 and can be terminated with 12 months prior notice.
The Corporation is a party to operating leases for certain of its premises and equipment. Commitments under these leases are approximately $2.4 billion, $2.2 billion, $2.0 billion, $1.7 billion and $1.3 billion for 2019 and the years through 2023, respectively, and $6.2 billion in the aggregate for all years thereafter.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At December 31, 2018 and 2017, the notional amount of these guarantees totaled $9.8 billion and

$10.4 billion. At December 31, 2018 and 2017, the Corporation’s maximum exposure related to these guarantees totaled $1.5 billion and $1.6 billion, with estimated maturity dates between 2033 and 2039.
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
Merchant Services
In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. If the merchant processor fails to meet its obligation to reimburse the cardholder for disputed transactions, then the Corporation, as the sponsor, could be held liable for the disputed amount. In 2018 and 2017, the sponsored entities processed and settled $874.3 billion and $812.2 billion of transactions and recorded losses of $31 million and $28 million. A significant portion of this activity was processed by a joint venture in which the Corporation holds

133 Bank of America 2018

a 49 percent ownership. The carrying value of the Corporation’s investment in the merchant services joint venture was $2.8 billion and $2.9 billion at December 31, 2018 and 2017, and is recorded in other assets on the Consolidated Balance Sheet and in All Other.
At December 31, 2018 and 2017, the maximum potential exposure for sponsored transactions totaled $348.1 billion and $346.4 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.
Exchange and Clearing House Member Guarantees
The Corporation is a member of various securities and derivative exchanges and clearinghouses, both in the U.S. and other countries. As a member, the Corporation may be required to pay a pro-rata share of the losses incurred by some of these organizations as a result of another member default and under other loss scenarios. The Corporation’s potential obligations may be limited to its membership interests in such exchanges and clearinghouses, to the amount (or multiple) of the Corporation’s contribution to the guarantee fund or, in limited instances, to the full pro-rata share of the residual losses after applying the guarantee fund. The Corporation’s maximum potential exposure under these membership agreements is difficult to estimate; however, the Corporation has assessed the probability of making any such payments as remote.
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
Other Guarantees
The Corporation has entered into additional guarantee agreements and commitments, including sold risk participation swaps, liquidity facilities, lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $5.9 billion at both December 31, 2018 and 2017. The estimated maturity dates of these obligations extend up to 2040. The Corporation has made no material payments under these guarantees. For more information on maximum potential future payments under VIE-related liquidity commitments at December 31, 2018, see Note 7 – Securitizations and Other Variable Interest Entities.
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
Representations and Warranties Obligations and Corporate Guarantees
The Corporation securitizes first-lien residential mortgage loans generally in the form of RMBS guaranteed by the GSEs or by GNMA in the case of FHA-insured, VA-guaranteed and Rural Housing Service-guaranteed mortgage loans, and sells pools of first-lien residential mortgage loans in the form of whole loans. In addition, in prior years, legacy companies and certain subsidiaries sold pools of first-lien residential mortgage loans and home equity loans as private-label securitizations or in the form of whole loans. In connection with these transactions, the Corporation or certain of its subsidiaries or legacy companies make and have made various representations and warranties. Breaches of these representations and warranties have resulted in and may continue to result in the requirement to repurchase mortgage loans or to otherwise make whole or provide indemnification or other remedies to sponsors, investors, securitization trusts, guarantors, insurers or other parties (collectively, repurchases).
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
The notional amount of unresolved repurchase claims at December 31, 2018 and 2017 was $14.4 billion and $17.6 billion. This balance included $6.2 billion and $6.9 billion of claims related to loans in specific private-label securitization groups or tranches where the Corporation owns substantially all of the outstanding securities or will otherwise realize the benefit of any repurchase claims paid. The balance also includes $1.5 billion of repurchase claims related to a single monoline insurer and is the subject of litigation.
During 2018, the Corporation received $283 million in new repurchase claims, including $201 million in claims that were deemed time-barred. During 2018, $3.5 billion in claims were resolved, including $2.2 billion of claims that were deemed time-barred and $1.1 billion related to settlements. Although the pace of new claims has declined, it is possible the Corporation will receive additional claims or file requests in the future.
Reserve and Related Provision
The reserve for representations and warranties obligations and corporate guarantees at December 31, 2018 and 2017 was $2.0 billion and $1.9 billion and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of probable incurred losses. This reserve considers a number of provisional settlements with sponsors, investors and trustees, some of which

Bank of America 2018 134

are subject to trustee approval processes, which may include court proceedings. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material. Future provisions for representations and warranties may be significantly impacted if actual experiences are different from the Corporation’s assumptions in predictive models. The Corporation has combined the range of reasonably possible losses that are in excess of the representations and warranties reserve with the litigation range of possible loss in excess of litigation reserves, as discussed in Litigation and Regulatory Matters in this Note. This is consistent with the reduction in outstanding representations and warranties exposure in comparison to prior periods resulting from the resolution of prior matters along with changes in the Corporation’s business model.
The reserve for representations and warranties exposures does not consider certain losses related to servicing, including foreclosure and related costs, fraud, indemnity, or claims (including for RMBS) related to securities law or monoline insurance litigation. Losses with respect to one or more of these matters could be material to the Corporation’s results of operations or liquidity for any particular reporting period.
Litigation and Regulatory Matters
In the ordinary course of business, the Corporation and its subsidiaries are routinely defendants in or parties to many pending and threatened legal, regulatory and governmental actions and proceedings. In view of the inherent difficulty of predicting the outcome of such matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Corporation generally cannot predict the eventual outcome of the pending matters, timing of the ultimate resolution of these matters, or eventual loss, fines or penalties related to each pending matter.
In accordance with applicable accounting guidance, the Corporation establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation-related expense of $469 million and $753 million was recognized in 2018 and 2017.
For a limited number of the matters disclosed in this Note for which a loss, whether in excess of a related accrued liability or where there is no accrued liability, is reasonably possible in future periods, the Corporation is able to estimate a range of possible loss. In determining whether it is possible to estimate a range of possible loss, the Corporation reviews and evaluates its matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. With respect to the matters disclosed in this Note, in cases in which the Corporation possesses sufficient appropriate information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For such matters disclosed in this Note, where an estimate of the range of possible loss is possible, as well as for representations and warranties exposures, management currently estimates the aggregate range of reasonably possible loss for these exposures is $0 to $1.9 billion in excess of the accrued liability, if any. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Therefore, this estimated range of possible loss represents what the Corporation believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Corporation’s maximum loss exposure.
Information is provided below regarding the nature of the litigation contingencies and, where specified, the amount of the claim associated with these loss contingencies. Based on current knowledge, management does not believe that loss contingencies arising from pending matters, including the matters described herein, will have a material adverse effect on the consolidated financial position or liquidity of the Corporation. However, in light of the inherent uncertainties involved in these matters, some of which are beyond the Corporation’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Corporation’s results of operations or liquidity for any particular reporting period.
Ambac Bond Insurance Litigation
Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation (together, Ambac) have filed four separate lawsuits against the Corporation and its subsidiaries relating to bond insurance policies Ambac provided on certain securitized pools of HELOCs, first-lien subprime home equity loans, fixed-rate second-lien mortgage loans and negative amortization pay option adjustable-rate mortgage loans. Ambac alleges that they have paid or will pay claims as a result of defaults in the underlying loans and asserts that the defendants misrepresented the characteristics of the underlying loans and/or breached certain contractual representations and warranties regarding the underwriting and servicing of the loans. In those actions where the Corporation is named as a defendant, Ambac contends the Corporation is liable on various successor and vicarious liability theories.
Ambac v. Countrywide I
The Corporation, Countrywide and other Countrywide entities are named as defendants in an action filed on September 28, 2010 in New York Supreme Court. Ambac asserts claims for fraudulent inducement as well as breach of contract and seeks damages in excess of $2.2 billion, plus punitive damages.
On May 16, 2017, the First Department issued its decisions on the parties’ cross-appeals of the trial court’s October 22, 2015 summary judgment rulings. Ambac appealed the First Department’s rulings requiring Ambac to prove all of the elements of its fraudulent inducement claim, including justifiable reliance and loss causation; restricting Ambac’s sole remedy for its breach of contract claims to the repurchase protocol of cure, repurchase or substitution of any materially defective loan; and dismissing Ambac’s claim for reimbursements of attorneys’ fees. On June 27, 2018, the New York Court of Appeals affirmed the First Department rulings that Ambac appealed.

135 Bank of America 2018

Ambac v. Countrywide II
On December 30, 2014, Ambac filed a complaint in New York Supreme Court against the same defendants, claiming fraudulent inducement against Countrywide, and successor and vicarious liability against the Corporation. Ambac seeks damages in excess of $600 million, plus punitive damages. On December 19, 2016, the Court granted in part and denied in part Countrywide’s motion to dismiss the complaint.
Ambac v. Countrywide IV
On July 21, 2015, Ambac filed an action in New York Supreme Court against Countrywide asserting the same claims for fraudulent inducement that Ambac asserted in the now-dismissed Ambac v. Countrywide III. The complaint seeks damages in excess of $350 million, plus punitive damages.
Ambac v. First Franklin
On April 16, 2012, Ambac filed an action against BANA, First Franklin and various Merrill Lynch entities, including Merrill Lynch, Pierce, Fenner & Smith Incorporated (MLPF&S), in New York Supreme Court relating to guaranty insurance Ambac provided on a First Franklin securitization sponsored by Merrill Lynch. The complaint alleges fraudulent inducement and breach of contract, including breach of contract claims against BANA based upon its servicing of the loans in the securitization. Ambac seeks as damages hundreds of millions of dollars that Ambac alleges it has paid or will pay in claims.
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
On March 27, 2018, the U.S. District Court for the District of Columbia denied BANA’s partial motion to dismiss certain of the FDIC’s claims.
Interchange and Related Litigation
In 2005, a group of merchants filed a series of putative class actions and individual actions directed at interchange fees associated with Visa and MasterCard payment card transactions. These actions, which were consolidated in the U.S. District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation (Interchange), named Visa, MasterCard and several banks and bank holding companies, including the Corporation, as defendants. Plaintiffs alleged that defendants conspired to fix the level of default interchange rates and that certain rules of Visa and MasterCard were unreasonable restraints of trade. Plaintiffs sought compensatory and treble damages and injunctive relief.
On October 19, 2012, defendants reached a settlement with respect to the putative class actions that the U.S. Court of Appeals for the Second Circuit rejected. In 2018, defendants reached a settlement with the representatives of the putative Rule 23(b)(3) damages class to contribute an additional $900 million to the approximately $5.3 billion held in escrow from the prior settlement. The Corporation’s additional contribution is not material to the Corporation. The District Court granted preliminary approval of the settlement with the putative Rule 23(b)(3) damages class in January 2019.
In addition, the putative Rule 23(b)(2) class action seeking injunctive relief is pending, and a number of individual merchant actions continue against the defendants, including one against the Corporation. As a result of various loss-sharing agreements, however, the Corporation remains liable for a portion of any settlement or judgment in individual suits where it is not named as a defendant.
LIBOR, Other Reference Rates, Foreign Exchange (FX) and Bond Trading Matters
Government authorities in the U.S. and various international jurisdictions continue to conduct investigations, to make inquiries of, and to pursue proceedings against, the Corporation and its subsidiaries regarding FX and other reference rates as well as government, sovereign, supranational and agency bonds in connection with conduct and systems and controls. The Corporation is cooperating with these inquiries and investigations and responding to the proceedings.
Foreign Exchange (FX)
The Corporation, BANA and MLPF&S were named as defendants along with other FX market participants in a putative class action filed in the U.S. District Court for the Southern District of New York, in which plaintiffs allege that they sustained losses as a result of the defendants’ alleged conspiracy to manipulate the prices of OTC FX transactions and FX transactions on an exchange. Plaintiffs assert antitrust claims and claims for violations of the Commodity Exchange Act (CEA) and seek compensatory and treble damages, as well as declaratory and injunctive relief. On October 1, 2015, the Corporation, BANA and MLPF&S executed a final settlement agreement, in which they agreed to pay participating class members $187.5 million to settle the litigation. In 2018, the District Court granted final approval to the settlement.
LIBOR
The Corporation, BANA and certain Merrill Lynch entities have been named as defendants along with most of the other London InterBank Offered Rate (LIBOR) panel banks in a number of individual and putative class actions by persons alleging they sustained losses on U.S. dollar LIBOR-based financial instruments as a result of collusion or manipulation by defendants regarding the setting of U.S. dollar LIBOR. Plaintiffs assert a variety of claims, including antitrust, CEA, Racketeer Influenced and Corrupt Organizations (RICO), Securities Exchange Act of 1934, common law fraud and breach of contract claims, and seek compensatory, treble and punitive damages, and injunctive relief. All cases naming the Corporation and its affiliates relating to U.S. dollar LIBOR are pending in the U.S. District Court for the Southern District of New York.
The District Court has dismissed all RICO claims, and dismissed all manipulation claims based on alleged trader conduct against Bank of America entities. The District Court has also substantially limited the scope of antitrust, CEA and various other claims, including by dismissing in their entirety certain individual and putative class plaintiffs’ antitrust claims for lack of standing and/or personal jurisdiction. Plaintiffs whose antitrust claims were dismissed by the District Court are pursuing appeals in the Second Circuit. Certain individual and putative class actions remain

Bank of America 2018 136

pending in the District Court against the Corporation, BANA and certain Merrill Lynch entities.
On February 28, 2018, the District Court denied certification of proposed classes of lending institutions and persons that transacted in eurodollar futures, and the U.S. Court of Appeals for the Second Circuit subsequently denied petitions filed by those plaintiffs for interlocutory appeals of those rulings. Also on February 28, 2018, the District Court granted certification of a class of persons that purchased OTC swaps and notes that referenced U.S. dollar LIBOR from one of the U.S. dollar LIBOR panel banks, limited to claims under Section 1 of the Sherman Act. The U.S. Court of Appeals for the Second Circuit subsequently denied a petition filed by the defendants for interlocutory appeal of that ruling.
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
On February 8, 2018, the District Court granted plaintiffs’ motion for class certification. On May 22, 2018, the U.S. Court of Appeals for the Ninth Circuit denied Defendants’ petition for permission to file an interlocutory appeal of the District Court’s ruling granting class certification.
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
Mortgage Repurchase Litigation
U.S. Bank - Harborview Repurchase Litigation
On August 29, 2011, U.S. Bank, National Association (U.S. Bank), as trustee for the HarborView Mortgage Loan Trust 2005-10 (the Trust), a mortgage pool backed by loans originated by Countrywide Home Loans, Inc. (CHL), filed a complaint in New York Supreme Court against the Corporation and various subsidiaries alleging breaches of representations and warranties. This litigation has been stayed since March 23, 2017, pending finalization of the settlement discussed below.
On December 5, 2016, the defendants and certain certificate-holders in the Trust agreed to settle the litigation in an amount not material to the Corporation, subject to acceptance by U.S. Bank.
U.S. Bank - SURF/OWNIT Repurchase Litigation
On August 29, 2014 and September 2, 2014, U.S. Bank, as trustee for seven securitization trusts (the Trusts), served seven summonses with notice commencing actions against various subsidiaries of the Corporation in New York Supreme Court. The summonses advance breach of contract claims alleging that defendants breached representations and warranties related to loans securitized in the Trusts. The summonses allege that defendants failed to repurchase breaching mortgage loans from the Trusts, and seek specific performance of defendants’ alleged obligation to repurchase breaching loans, declaratory judgment, compensatory, rescissory and other damages, and indemnity.
U.S. Bank has served complaints regarding six of the seven Trusts. In 2018, for those six Trusts, the defendants and certain certificate-holders agreed to settle the respective litigations in amounts not material to the Corporation, subject to acceptance by U.S. Bank.

137 Bank of America 2018

NOTE 13 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 30, 2019	March 1, 2019	March 29, 2019	$0.15
October 24, 2018	December 7, 2018	December 28, 2018	0.15
July 26, 2018	September 7, 2018	September 28, 2018	0.15
April 25, 2018	June 1, 2018	June 29, 2018	0.12
January 31, 2018	March 2, 2018	March 30, 2018	0.12

(1)	In 2018, and through February 26, 2019.
The cash dividends paid per share of common stock were $0.54, $0.39 and $0.25 for 2018, 2017 and 2016, respectively.
The following table summarizes common stock repurchases during 2018, 2017 and 2016.

Common Stock Repurchase Summary

(in millions)	2018	2017	2016
Total share repurchases, including CCAR capital plan repurchases	676	509	333

Purchase price of shares repurchased and retired (1)
CCAR capital plan repurchases	$16,754	$9,347	$4,312
Other authorized repurchases	3,340	3,467	800
Total shares repurchased	$20,094	$12,814	$5,112

(1)	Represents reductions to shareholders’ equity due to common stock repurchases.
On June 28, 2018, following the non-objection of the Board of Governors of the Federal Reserve System (Federal Reserve) to the Corporation’s 2018 Comprehensive Capital Analysis and Review (CCAR) capital plan, the Board of Directors (Board) authorized the repurchase of approximately $20.6 billion in common stock from July 1, 2018 through June 30, 2019, which includes approximately $600 million in repurchases to offset shares awarded under equity-based compensation plans during the same period. The common stock repurchase authorization includes both common stock and warrants.
During 2018, the Corporation repurchased $20.1 billion of common stock in connection with the 2018 and 2017 CCAR capital plans and pursuant to a December 5, 2017 authorization to repurchase an additional $5.0 billion in common stock.
At December 31, 2018, the Corporation had warrants outstanding and exercisable to purchase 121 million shares of common stock. These warrants, substantially all of which were exercised on or before the expiration date of January 16, 2019, were originally issued in connection with a preferred stock issuance to the U.S. Department of the Treasury in 2009 and were listed on the New York Stock Exchange.
On August 24, 2017, the holders of the Corporation’s Series T 6% Non-cumulative preferred stock (Series T) exercised warrants to acquire 700 million shares of the Corporation’s common stock. The carrying value of the preferred stock was $2.9 billion and, upon conversion, was recorded as additional paid-in capital. For more information, see Note 15 – Earnings Per Common Share.
In connection with employee stock plans, in 2018, the Corporation issued 75 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 29 million shares of its common stock. At December 31, 2018, the Corporation had reserved 781 million unissued shares of common stock for future issuances under employee stock plans, common stock warrants, convertible notes and preferred stock.
Preferred Stock
The cash dividends declared on preferred stock were $1.5 billion, $1.6 billion and $1.7 billion for 2018, 2017 and 2016, respectively.
On March 15, 2018, the Corporation issued 94,000 shares of 5.875% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series FF for $2.35 billion. On May 16, 2018, the Corporation issued 54,000 shares of 6.000% Fixed Rate Non-Cumulative Preferred Stock, Series GG for $1.35 billion. On July 24, 2018, the Corporation issued 34,160 shares of 5.875% Non-Cumulative Preferred Stock, Series HH for $854 million.
In 2018, the Corporation fully redeemed Series D, Series I, Series K, Series M and Series 3 preferred stock for a total of $4.5 billion.
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
The table on the following page presents a summary of perpetual preferred stock outstanding at December 31, 2018.

Bank of America 2018 138

Preferred Stock Summary

(Dollars in millions, except as noted)
Series	Description	Initial Issuance Date	Total Shares Outstanding	Liquidation Preference per Share (in dollars)	Carrying Value	Per Annum Dividend Rate	Dividend per Share (in dollars)	Annual Dividend	Redemption Period (1)
Series B	7% Cumulative Redeemable	June 1997	7,110	$100	$1	7.00%	$7.00	$—	n/a
Series E (2)	Floating Rate Non-Cumulative	November 2006	12,691	25,000	317	3-mo. LIBOR + 35 bps (3)	1.01	13	On or after November 15, 2011
Series F	Floating Rate Non-Cumulative	March 2012	1,409	100,000	141	3-mo. LIBOR + 40 bps (3)	4,055.56	6	On or after March 15, 2012
Series G	Adjustable Rate Non-Cumulative	March 2012	4,926	100,000	493	3-mo. LIBOR + 40 bps (3)	4,055.56	20	On or after March 15, 2012
Series L	7.25% Non-Cumulative Perpetual Convertible	January 2008	3,080,182	1,000	3,080	7.25%	72.50	223	n/a
Series T	6% Non-cumulative	September 2011	354	100,000	35	6.00%	6,000.00	2	After May 7, 2019
Series U (4)	Fixed-to-Floating Rate Non-Cumulative	May 2013	40,000	25,000	1,000	5.2% to, but excluding, 6/1/23; 3-mo. LIBOR + 313.5 bps thereafter	52.00	52	On or after June 1, 2023
Series V (4)	Fixed-to-Floating Rate Non-Cumulative	June 2014	60,000	25,000	1,500	5.125% to, but excluding, 6/17/19; 3-mo. LIBOR + 338.7 bps thereafter	51.25	77	On or after June 17, 2019
Series W (2)	6.625% Non-Cumulative	September 2014	44,000	25,000	1,100	6.625%	1.66	73	On or after September 9, 2019
Series X (4)	Fixed-to-Floating Rate Non-Cumulative	September 2014	80,000	25,000	2,000	6.250% to, but excluding, 9/5/24; 3-mo. LIBOR + 370.5 bps thereafter	62.50	125	On or after September 5, 2024
Series Y (2)	6.500% Non-Cumulative	January 2015	44,000	25,000	1,100	6.500%	1.63	72	On or after January 27, 2020
Series Z (4)	Fixed-to-Floating Rate Non-Cumulative	October 2014	56,000	25,000	1,400	6.500% to, but excluding, 10/23/24; 3-mo. LIBOR + 417.4 bps thereafter	65.00	91	On or after October 23, 2024
Series AA (4)	Fixed-to-Floating Rate Non-Cumulative	March 2015	76,000	25,000	1,900	6.100% to, but excluding, 3/17/25; 3-mo. LIBOR + 389.8 bps thereafter	61.00	116	On or after March 17, 2025
Series CC (2)	6.200% Non-Cumulative	January 2016	44,000	25,000	1,100	6.200%	1.55	68	On or after January 29, 2021
Series DD (4)	Fixed-to-Floating Rate Non-Cumulative	March 2016	40,000	25,000	1,000	6.300% to, but excluding, 3/10/26; 3-mo. LIBOR + 455.3 bps thereafter	63.00	63	On or after March 10, 2026
Series EE (2)	6.000% Non-Cumulative	April 2016	36,000	25,000	900	6.000%	1.50	54	On or after April 25, 2021
Series FF (4)	Fixed-to-Floating Rate Non-Cumulative	March 2018	94,000	25,000	2,350	5.875% to, but excluding, 3/15/28; 3-mo. LIBOR + 293.1 bps thereafter	29.38	69	On or after March 15, 2028
Series GG (2)	6.000% Non-Cumulative	May 2018	54,000	25,000	1,350	6.000%	0.75	41	On or after May 16, 2023
Series HH (2)	5.875% Non-Cumulative	July 2018	34,160	25,000	854	5.875%	0.73	25	On or after July 24, 2023
Series 1 (5)	Floating Rate Non-Cumulative	November 2004	3,275	30,000	98	3-mo. LIBOR + 75 bps (6)	0.76	3	On or after November 28, 2009
Series 2 (5)	Floating Rate Non-Cumulative	March 2005	9,967	30,000	299	3-mo. LIBOR + 65 bps (6)	0.76	9	On or after November 28, 2009
Series 4 (5)	Floating Rate Non-Cumulative	November 2005	7,010	30,000	210	3-mo. LIBOR + 75 bps (3)	1.01	9	On or after November 28, 2010
Series 5 (5)	Floating Rate Non-Cumulative	March 2007	14,056	30,000	422	3-mo. LIBOR + 50 bps (3)	1.01	17	On or after May 21, 2012
Issuance costs and certain adjustments					(324)
Total			3,843,140		$22,326

(1)
The Corporation may redeem series of preferred stock on or after the redemption date, in whole or in part, at its option, at the liquidation preference plus declared and unpaid dividends. Series B and Series L Preferred Stock do not have early redemption/call rights.

(2)	Ownership is held in the form of depositary shares, each representing a 1/1,000th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.

(3)	Subject to 4.00% minimum rate per annum.

(4)
Ownership is held in the form of depositary shares, each representing a 1/25th interest in a share of preferred stock, paying a semi-annual cash dividend, if and when declared, until the first redemption date at which time, it adjusts to a quarterly cash dividend, if and when declared, thereafter.

(5)	Ownership is held in the form of depositary shares, each representing a 1/1,200th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.

(6)	Subject to 3.00% minimum rate per annum.
n/a = not applicable

139 Bank of America 2018

NOTE 14 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for 2016, 2017 and 2018.

(Dollars in millions)	Debt and Equity Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2015	$78	$(611)	$(1,077)	$(2,956)	$(792)	$(5,358)
Net change	(1,345)	(156)	182	(524)	(87)	(1,930)
Balance, December 31, 2016	$(1,267)	$(767)	$(895)	$(3,480)	$(879)	$(7,288)
Net change	61	(293)	64	288	86	206
Balance, December 31, 2017	$(1,206)	$(1,060)	$(831)	$(3,192)	$(793)	$(7,082)
Accounting change related to certain tax effects (1)	(393)	(220)	(189)	(707)	239	(1,270)
Cumulative adjustment for hedge accounting change (2)	—	—	57	—	—	57
Net change	(3,953)	749	(53)	(405)	(254)	(3,916)
Balance, December 31, 2018	$(5,552)	$(531)	$(1,016)	$(4,304)	$(808)	$(12,211)

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
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for 2018, 2017 and 2016.

Changes in OCI Components Pre- and After-tax

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax	Pretax	Tax effect		After- tax
(Dollars in millions)	2018			2017			2016
Debt and equity securities:
Net increase (decrease) in fair value	$(5,189)	$1,329	$(3,860)	$240	$14	$254	$(1,694)	$641		$(1,053)
Net realized (gains) reclassified into earnings (1)	(123)	30	(93)	(304)	111	(193)	(471)	179		(292)
Net change	(5,312)	1,359	(3,953)	(64)	125	61	(2,165)	820		(1,345)
Debit valuation adjustments:
Net increase (decrease) in fair value	952	(224)	728	(490)	171	(319)	(271)	104		(167)
Net realized losses reclassified into earnings (1)	26	(5)	21	42	(16)	26	17	(6)		11
Net change	978	(229)	749	(448)	155	(293)	(254)	98		(156)
Derivatives:
Net (decrease) in fair value	(232)	74	(158)	(50)	1	(49)	(299)	113		(186)
Reclassifications into earnings:
Net interest income	165	(40)	125	327	(122)	205	553	(205)		348
Personnel expense	(27)	7	(20)	(148)	56	(92)	32	(12)		20
Net realized losses reclassified into earnings	138	(33)	105	179	(66)	113	585	(217)		368
Net change	(94)	41	(53)	129	(65)	64	286	(104)		182
Employee benefit plans:
Net increase (decrease) in fair value	(703)	164	(539)	223	(55)	168	(921)	329		(592)
Net actuarial losses and other reclassified into earnings (2)	171	(46)	125	179	(61)	118	97	(36)		61
Settlements, curtailments and other	11	(2)	9	3	(1)	2	15	(8)	—	7
Net change	(521)	116	(405)	405	(117)	288	(809)	285		(524)
Foreign currency:
Net (decrease) in fair value	(8)	(195)	(203)	(439)	430	(9)	514	(601)		(87)
Net realized (gains) losses reclassified into earnings (1)	(149)	98	(51)	(606)	701	95	—	—		—
Net change	(157)	(97)	(254)	(1,045)	1,131	86	514	(601)		(87)
Total other comprehensive income (loss)	$(5,106)	$1,190	$(3,916)	$(1,023)	$1,229	$206	$(2,428)	$498		$(1,930)

(1)	Reclassifications of pretax debt and equity securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.

(2)	Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.

Bank of America 2018 140

NOTE 15 Earnings Per Common Share
The calculation of EPS and diluted EPS for 2018, 2017 and 2016 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles.

(In millions, except per share information)	2018	2017	2016
Earnings per common share
Net income	$28,147	$18,232	$17,822
Preferred stock dividends	(1,451)	(1,614)	(1,682)
Net income applicable to common shareholders	$26,696	$16,618	$16,140
Average common shares issued and outstanding	10,096.5	10,195.6	10,284.1
Earnings per common share	$2.64	$1.63	$1.57

Diluted earnings per common share
Net income applicable to common shareholders	$26,696	$16,618	$16,140
Add preferred stock dividends due to assumed conversions (1)	—	186	300
Net income allocated to common shareholders	$26,696	$16,804	$16,440
Average common shares issued and outstanding	10,096.5	10,195.6	10,284.1
Dilutive potential common shares (2)	140.4	582.8	762.7
Total diluted average common shares issued and outstanding	10,236.9	10,778.4	11,046.8
Diluted earnings per common share	$2.61	$1.56	$1.49

(1)	Represents the Series T dividends under the “if-converted” method prior to conversion.

(2)	Includes incremental dilutive shares from RSUs, restricted stock and warrants.
The Corporation previously issued warrants to purchase 700 million shares of the Corporation’s common stock to the holders of the Series T 6% Non-cumulative preferred stock (Series T) at an exercise price of $7.142857 per share. On August 24, 2017, the Series T holders exercised the warrants and acquired the 700 million shares of the Corporation’s common stock using the Series T preferred stock as consideration for the exercise price, which increased common shares outstanding, but had no effect on diluted earnings per share as this conversion was included in the Corporation’s diluted earnings per share calculation under the applicable accounting guidance. For 2016, the average dilutive impact of the 700 million potential common shares was included in the diluted share count under the “if-converted” method.
For 2018, 2017 and 2016, 62 million average dilutive potential common shares associated with the Series L preferred stock were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method. For 2018, 2017 and 2016, average options to purchase 4 million, 21 million and 45 million shares of common stock, respectively, were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method. For 2017 and 2016, average warrants to purchase 122 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method. These warrants expired on October 29, 2018. For 2018, 2017 and 2016, average warrants to purchase 136 million, 143 million and 150 million shares of common stock, respectively, were included in the diluted EPS calculation under the treasury stock method. Substantially all of the outstanding warrants were exercised on or before the expiration date of January 16, 2019.

NOTE 16 Regulatory Requirements and Restrictions
The Federal Reserve, Office of the Comptroller of the Currency (OCC) and FDIC (collectively, U.S. banking regulators) jointly establish regulatory capital adequacy guidelines, including Basel 3, for U.S. banking organizations. As a financial holding company, the Corporation is subject to capital adequacy rules issued by the Federal Reserve. The Corporation’s banking entity affiliates are subject to capital adequacy rules issued by the OCC.
The Corporation and its primary banking entity affiliate, BANA, are Advanced approaches institutions under Basel 3. As Advanced approaches institutions, the Corporation and its banking entity affiliates are required to report regulatory risk-based capital ratios and risk-weighted assets under both the Standardized and Advanced approaches. The approach that yields the lower ratio is used to assess capital adequacy, including under the Prompt Corrective Action (PCA) framework. At December 31, 2018, Common equity tier 1 and Tier 1 capital ratios were lower under the Standardized approach whereas the Advanced approaches yielded a lower result for the Total capital ratio. All three ratios were lower under the Advanced approaches method at December 31, 2017.
Effective January 1, 2018, the Corporation is required to maintain a minimum supplementary leverage ratio (SLR) of 3.0 percent plus a leverage buffer of 2.0 percent in order to avoid certain restrictions on capital distributions and discretionary bonus payments. The Corporation’s insured depository institution subsidiaries are required to maintain a minimum 6.0 percent SLR to be considered well capitalized under the PCA framework.
The following table presents capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2018 and 2017 for the Corporation and BANA.

141 Bank of America 2018

Regulatory Capital under Basel 3 (1)

	Bank of America Corporation			Bank of America, N.A.
	Standardized Approach	Advanced Approaches	Regulatory Minimum (2)	Standardized Approach	Advanced Approaches	Regulatory Minimum (3)
(Dollars in millions, except as noted)	December 31, 2018
Risk-based capital metrics:
Common equity tier 1 capital	$167,272	$167,272		$149,824	$149,824
Tier 1 capital	189,038	189,038		149,824	149,824
Total capital (4)	221,304	212,878		161,760	153,627
Risk-weighted assets (in billions)	1,437	1,409		1,195	959
Common equity tier 1 capital ratio	11.6%	11.9%	8.25%	12.5%	15.6%	6.5%
Tier 1 capital ratio	13.2	13.4	9.75	12.5	15.6	8.0
Total capital ratio	15.4	15.1	11.75	13.5	16.0	10.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$2,258	$2,258		$1,719	$1,719
Tier 1 leverage ratio	8.4%	8.4%	4.0	8.7%	8.7%	5.0

SLR leverage exposure (in billions)		$2,791			$2,112
SLR		6.8%	5.0		7.1%	6.0

	December 31, 2017
Risk-based capital metrics:
Common equity tier 1 capital	$171,063	$171,063		$150,552	$150,552
Tier 1 capital	191,496	191,496		150,552	150,552
Total capital (4)	227,427	218,529		163,243	154,675
Risk-weighted assets (in billions)	1,434	1,449		1,201	1,007
Common equity tier 1 capital ratio	11.9%	11.8%	7.25%	12.5%	14.9%	6.5%
Tier 1 capital ratio	13.4	13.2	8.75	12.5	14.9	8.0
Total capital ratio	15.9	15.1	10.75	13.6	15.4	10.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$2,224	$2,224		$1,672	$1,672
Tier 1 leverage ratio	8.6%	8.6%	4.0	9.0%	9.0%	5.0

(1)	Regulatory capital metrics at December 31, 2017 reflect Basel 3 transition provisions for regulatory capital adjustments and deductions, which were fully phased-in as of January 1, 2018.

(2)
The December 31, 2018 and 2017 amounts include a transition capital conservation buffer of 1.875 percent and 1.25 percent and a transition global systemically important bank surcharge of 1.875 percent and 1.5 percent. The countercyclical capital buffer for both periods is zero.

(3)	Percent required to meet guidelines to be considered “well capitalized” under the PCA framework.

(4)	Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.

(5)	Reflects adjusted average total assets for the three months ended December 31, 2018 and 2017.
The capital adequacy rules issued by the U.S. banking regulators require institutions to meet the established minimums outlined in the table above. Failure to meet the minimum requirements can lead to certain mandatory and discretionary actions by regulators that could have a material adverse impact on the Corporation’s financial position. At December 31, 2018 and 2017, the Corporation and its banking entity affiliates were “well capitalized.”
Other Regulatory Matters
The Federal Reserve requires the Corporation’s bank subsidiaries to maintain reserve requirements based on a percentage of certain deposit liabilities. The average daily reserve balance requirements, in excess of vault cash, maintained by the Corporation with the Federal Reserve Bank were $11.4 billion and $8.9 billion for 2018 and 2017. At December 31, 2018 and 2017, the Corporation had cash and cash equivalents in the amount of $5.8 billion and $4.1 billion, and securities with a fair value of $16.6 billion and $17.3 billion that were segregated in compliance with securities regulations. Cash held on deposit with the Federal Reserve Bank to meet reserve requirements and cash and cash equivalents segregated in compliance with securities regulations are components of restricted cash. For additional information, see Note 10 – Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash. In addition, at December 31, 2018 and 2017, the Corporation had cash deposited with clearing organizations of $8.1 billion and $11.9 billion primarily recorded in other assets on the Consolidated Balance Sheet.
Bank Subsidiary Distributions
The primary sources of funds for cash distributions by the Corporation to its shareholders are capital distributions received from its bank subsidiaries, BANA and Bank of America California, N.A. In 2018, the Corporation received dividends of $26.1 billion from BANA and $320 million from Bank of America California, N.A. In addition, Bank of America California, N.A. returned capital of $1.4 billion to the Corporation in 2018.
The amount of dividends that a subsidiary bank may declare in a calendar year without OCC approval is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. In 2019, BANA can declare and pay dividends of approximately $3.1 billion to the Corporation plus an additional amount equal to its retained net profits for 2019 up to the date of any such dividend declaration. Bank of America California, N.A. can pay dividends of $40 million in 2019 plus an additional amount equal to its retained net profits for 2019 up to the date of any such dividend declaration.

Bank of America 2018 142

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
The Corporation has an annuity contract that guarantees the payment of benefits vested under a terminated U.S. pension plan (Other Pension Plan). The Corporation, under a supplemental agreement, may be responsible for, or benefit from actual experience and investment performance of the annuity assets. The Corporation made no contribution under this agreement in 2018 or 2017. Contributions may be required in the future under this agreement.
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
The Pension and Postretirement Plans table summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted-average assumptions used to determine benefit obligations for the pension plans and postretirement plans at December 31, 2018 and 2017. The estimate of the Corporation’s PBO associated with these plans considers various actuarial assumptions, including assumptions for mortality rates and discount rates. The discount rate assumptions are derived from a cash flow matching technique that utilizes rates that are based on Aa-rated corporate bonds with cash flows that match estimated benefit payments of each of the plans. The increases in the weighted-average discount rates in 2018 resulted in decreases to the PBO of approximately $1.3 billion at December 31, 2018. The decreases in the weighted-average discount rates in 2017 resulted in increases to the PBO of approximately $1.1 billion at December 31, 2017. Significant gains and losses related to changes in the PBO for 2018 and 2017 primarily resulted from changes in the discount rate.

Pension and Postretirement Plans (1)

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2018	2017	2018	2017	2018	2017	2018	2017
Fair value, January 1	$19,708	$18,239	$2,943	$2,789	$2,724	$2,744	$300	$—
Actual return on plan assets	(550)	2,285	(181)	118	8	128	5	—
Company contributions	—	—	22	23	91	98	43	393
Plan participant contributions	—	—	1	1	—	—	115	125
Settlements and curtailments	—	—	(107)	(190)	—	—	—	—
Benefits paid	(980)	(816)	(52)	(54)	(239)	(246)	(214)	(230)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	3	12
Foreign currency exchange rate changes	n/a	n/a	(165)	256	n/a	n/a	n/a	n/a
Fair value, December 31	$18,178	$19,708	$2,461	$2,943	$2,584	$2,724	$252	$300
Change in projected benefit obligation
Projected benefit obligation, January 1	$15,706	$14,982	$2,814	$2,763	$3,047	$3,047	$1,056	$1,125
Service cost	—	—	19	24	1	1	6	6
Interest cost	563	606	65	72	105	117	36	43
Plan participant contributions	—	—	1	1	—	—	115	125
Plan amendments	—	—	13	—	—	—	—	(19)
Settlements and curtailments	—	—	(107)	(200)	—	—	—	—
Actuarial loss (gain)	(1,145)	934	(29)	(26)	(135)	128	(73)	(7)
Benefits paid	(980)	(816)	(52)	(54)	(239)	(246)	(214)	(230)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	3	12
Foreign currency exchange rate changes	n/a	n/a	(135)	234	n/a	n/a	(1)	1
Projected benefit obligation, December 31	$14,144	$15,706	$2,589	$2,814	$2,779	$3,047	$928	$1,056
Amounts recognized on Consolidated Balance Sheet
Other assets	$4,034	$4,002	$316	$610	$754	$730	$—	$—
Accrued expenses and other liabilities	—	—	(444)	(481)	(949)	(1,053)	(676)	(756)
Net amount recognized, December 31	$4,034	$4,002	$(128)	$129	$(195)	$(323)	$(676)	$(756)
Funded status, December 31
Accumulated benefit obligation	$14,144	$15,706	$2,542	$2,731	$2,778	$3,046	n/a	n/a
Overfunded (unfunded) status of ABO	4,034	4,002	(81)	212	(194)	(322)	n/a	n/a
Provision for future salaries	—	—	47	83	1	1	n/a	n/a
Projected benefit obligation	14,144	15,706	2,589	2,814	2,779	3,047	$928	$1,056
Weighted-average assumptions, December 31
Discount rate	4.32%	3.68%	2.60%	2.39%	4.26%	3.58%	4.25%	3.58%
Rate of compensation increase	n/a	n/a	4.49	4.31	4.00	4.00	n/a	n/a
Interest-crediting rate	5.18	5.08	1.47	1.49	4.50	4.53	n/a	n/a

(1)	The measurement date for the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans was December 31 of each year reported.
n/a = not applicable

143 Bank of America 2018

The Corporation’s estimate of its contributions to be made to the Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans in 2019 is $21 million, $91 million and $15 million, respectively. The Corporation does not expect to make a contribution to the Qualified Pension Plan in 2019. It is the policy of the Corporation to fund no less than the minimum funding amount required by the Employee Retirement Income Security Act of 1974 (ERISA).
Pension Plans with ABO and PBO in excess of plan assets as of December 31, 2018 and 2017 are presented in the table below. For these plans, funding strategies vary due to legal requirements and local practices.

Plans with ABO and PBO in Excess of Plan Assets

	Non-U.S. Pension Plans		Nonqualified and Other Pension Plans
(Dollars in millions)	2018	2017	2018	2017
PBO	$615	$671	$950	$1,054
ABO	605	644	949	1,053
Fair value of plan assets	173	191	1	1

Components of Net Periodic Benefit Cost

	Qualified Pension Plan			Non-U.S. Pension Plans
(Dollars in millions)	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost (income)
Service cost	$—	$—	$—	$19	$24	$25
Interest cost	563	606	634	65	72	86
Expected return on plan assets	(1,136)	(1,068)	(1,038)	(126)	(136)	(123)
Amortization of net actuarial loss	147	154	139	10	8	6
Other	—	—	—	12	(7)	2
Net periodic benefit cost (income)	$(426)	$(308)	$(265)	$(20)	$(39)	$(4)
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	3.68%	4.16%	4.51%	2.39%	2.56%	3.59%
Expected return on plan assets	6.00	6.00	6.00	4.37	4.73	4.84
Rate of compensation increase	n/a	n/a	n/a	4.31	4.51	4.67

	Nonqualified and Other Pension Plans			Postretirement Health and Life Plans
(Dollars in millions)	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost (income)
Service cost	$1	$1	$—	$6	$6	$7
Interest cost	105	117	127	36	43	47
Expected return on plan assets	(84)	(95)	(101)	(6)	—	—
Amortization of net actuarial loss (gain)	43	34	25	(27)	(21)	(81)
Other	—	—	3	(3)	4	4
Net periodic benefit cost (income)	$65	$57	$54	$6	$32	$(23)
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	3.58%	4.01%	4.34%	3.58%	3.99%	4.32%
Expected return on plan assets	3.19	3.50	3.66	2.00	n/a	n/a
Rate of compensation increase	4.00	4.00	4.00	n/a	n/a	n/a
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

Assumed health care cost trend rates affect the postretirement benefit obligation and benefit cost reported for the Postretirement Health and Life Plans. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the Postretirement Health and Life Plans is 6.50 percent for 2019, reducing in steps to 5.00 percent in 2023 and later years.
The Corporation’s net periodic benefit cost (income) recognized for the plans is sensitive to the discount rate and expected return on plan assets. For the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans, a 25 bp decline in discount rates and expected return on assets would not have a significant impact on the net periodic benefit cost for 2018.

Bank of America 2018 144

Pretax Amounts included in Accumulated OCI

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans		Total
(Dollars in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Net actuarial loss (gain)	$4,386	$3,992	$454	$196	$912	$1,014	$(75)	$(30)	$5,677	$5,172
Prior service cost (credits)	—	—	18	4	—	—	(9)	(11)	9	(7)
Amounts recognized in accumulated OCI	$4,386	$3,992	$472	$200	$912	$1,014	$(84)	$(41)	$5,686	$5,165

Pretax Amounts Recognized in OCI

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans		Total
(Dollars in millions)	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Current year actuarial loss (gain)	$541	$(283)	$270	$(12)	$(59)	$95	$(73)	$(7)	$679	$(207)
Amortization of actuarial gain (loss) and prior service cost	(147)	(154)	(11)	(8)	(43)	(34)	30	21	(171)	(175)
Current year prior service cost (credit)	—	—	13	—	—	—	—	(23)	13	(23)
Amounts recognized in OCI	$394	$(437)	$272	$(20)	$(102)	$61	$(43)	$(9)	$521	$(405)

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
The target allocations for 2019 by asset category for the Qualified Pension Plan, Non-U.S. Pension Plans, and Nonqualified and Other Pension Plans are presented in the following table. Equity securities for the Qualified Pension Plan include common stock of the Corporation in the amounts of $221 million (1.22 percent of total plan assets) and $261 million (1.33 percent of total plan assets) at December 31, 2018 and 2017.

2019 Target Allocation

Percentage
Asset Category	Qualified Pension Plan	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans
Equity securities	20-50	5-35	0-5
Debt securities	45-75	40-80	95-100
Real estate	0-10	0-15	0-5
Other	0-5	5-30	0-5

145 Bank of America 2018

Fair Value Measurements
For more information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by the Corporation, see Note 1 – Summary of Significant Accounting Principles and Note 20 – Fair Value Measurements. Combined plan investment assets measured at fair value by level and in total at December 31, 2018 and 2017 are summarized in the Fair Value Measurements table.

Fair Value Measurements

	Level 1	Level 2	Level 3	Total
(Dollars in millions)	December 31, 2018
Cash and short-term investments
Money market and interest-bearing cash	$1,530	$—	$—	$1,530
Cash and cash equivalent commingled/mutual funds	—	644	—	644
Fixed income
U.S. government and agency securities	3,637	805	9	4,451
Corporate debt securities	—	2,852	—	2,852
Asset-backed securities	—	2,119	—	2,119
Non-U.S. debt securities	539	961	—	1,500
Fixed income commingled/mutual funds	933	1,177	—	2,110
Equity
Common and preferred equity securities	4,414	—	—	4,414
Equity commingled/mutual funds	288	1,275	—	1,563
Public real estate investment trusts	104	—	—	104
Real estate
Private real estate	—	—	5	5
Real estate commingled/mutual funds	—	13	885	898
Limited partnerships	—	158	82	240
Other investments (1)	93	364	588	1,045
Total plan investment assets, at fair value	$11,538	$10,368	$1,569	$23,475

	December 31, 2017
Cash and short-term investments
Money market and interest-bearing cash	$2,190	$—	$—	$2,190
Cash and cash equivalent commingled/mutual funds	—	1,004	—	1,004
Fixed income
U.S. government and agency securities	3,331	854	9	4,194
Corporate debt securities	—	2,417	—	2,417
Asset-backed securities	—	1,832	—	1,832
Non-U.S. debt securities	693	898	—	1,591
Fixed income commingled/mutual funds	775	1,676	—	2,451
Equity
Common and preferred equity securities	5,833	—	—	5,833
Equity commingled/mutual funds	271	1,753	—	2,024
Public real estate investment trusts	138	—	—	138
Real estate
Private real estate	—	—	93	93
Real estate commingled/mutual funds	—	13	831	844
Limited partnerships	—	155	85	240
Other investments (1)	101	649	74	824
Total plan investment assets, at fair value	$13,332	$11,251	$1,092	$25,675

(1)
Other investments include commodity and balanced funds of $305 million and $451 million, insurance annuity contracts of $562 million and $50 million and other various investments of $178 million and $323 million at December 31, 2018 and 2017.

Bank of America 2018 146

The Level 3 Fair Value Measurements table presents a reconciliation of all plan investment assets measured at fair value using significant unobservable inputs (Level 3) during 2018, 2017 and 2016.

Level 3 Fair Value Measurements

	Balance January 1	Actual Return on Plan Assets Still Held at the Reporting Date	Purchases, Sales and Settlements	Balance December 31
(Dollars in millions)	2018
Fixed income
U.S. government and agency securities	$9	$—	$—	$9
Real estate
Private real estate	93	(7)	(81)	5
Real estate commingled/mutual funds	831	52	2	885
Limited partnerships	85	(12)	9	82
Other investments	74	—	514	588
Total	$1,092	$33	$444	$1,569

	2017
Fixed income
U.S. government and agency securities	$10	$—	$(1)	$9
Real estate
Private real estate	150	8	(65)	93
Real estate commingled/mutual funds	748	63	20	831
Limited partnerships	38	14	33	85
Other investments	83	5	(14)	74
Total	$1,029	$90	$(27)	$1,092

	2016
Fixed income
U.S. government and agency securities	$11	$—	$(1)	$10
Real estate
Private real estate	144	1	5	150
Real estate commingled/mutual funds	731	21	(4)	748
Limited partnerships	49	(2)	(9)	38
Other investments	102	4	(23)	83
Total	$1,037	$24	$(32)	$1,029

Projected Benefit Payments
Benefit payments projected to be made from the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans are presented in the table below.

Projected Benefit Payments

(Dollars in millions)	Qualified Pension Plan (1)	Non-U.S. Pension Plans (2)	Nonqualified and Other Pension Plans (2)	Postretirement Health and Life Plans (3)
2019	$905	$98	$241	$85
2020	932	103	244	82
2021	920	110	239	79
2022	925	119	234	77
2023	915	125	228	74
2024 - 2028	4,451	671	1,046	323

(1)	Benefit payments expected to be made from the plan’s assets.

(2)	Benefit payments expected to be made from a combination of the plans’ and the Corporation’s assets.

(3)	Benefit payments (net of retiree contributions) expected to be made from a combination of the plans’ and the Corporation’s assets.
Defined Contribution Plans
The Corporation maintains qualified and non-qualified defined contribution retirement plans. The Corporation recorded expense of $1.0 billion in each of 2018, 2017, and 2016 related to the qualified defined contribution plans. At December 31, 2018 and 2017, 212 million and 218 million shares of the Corporation’s common stock were held by these plans. Payments to the plans for dividends on common stock were $115 million, $86 million and $60 million in 2018, 2017 and 2016, respectively.
Certain non-U.S. employees are covered under defined contribution pension plans that are separately administered in accordance with local laws.

147 Bank of America 2018

NOTE 18 Stock-based Compensation Plans
The Corporation administers a number of equity compensation plans, with awards being granted predominantly from the Bank of America Key Employee Equity Plan (KEEP). Under this plan, 450 million shares of the Corporation’s common stock are authorized to be used for grants of awards.
During 2018 and 2017, the Corporation granted 71 million and 85 million RSU awards to certain employees under the KEEP. The RSUs were authorized to settle predominantly in shares of common stock of the Corporation. Certain RSUs will be settled in cash or contain settlement provisions that subject these awards to variable accounting whereby compensation expense is adjusted to fair value based on changes in the share price of the Corporation’s common stock up to the settlement date. Of the RSUs granted in 2018 and 2017, 63 million and 85 million will vest in one-third increments on each of the first three anniversaries of the grant date provided that the employee remains continuously employed with the Corporation during that time, and will be expensed ratably over the vesting period, net of estimated forfeitures, for non-retirement eligible employees based on the grant-date fair value of the shares. Additionally, eight million of the RSUs granted in 2018 will vest in one-fourth increments on each of the first four anniversaries of the grant date provided that the employee remains continuously employed with the Corporation during that time, and will be expensed ratably over the vesting period, net of estimated forfeitures, based on the grant-date fair value of the shares. Awards granted in years prior to 2016 were predominantly cash settled.
Effective October 1, 2017, the Corporation changed its accounting method for determining when stock-based compensation awards granted to retirement-eligible employees are deemed authorized, changing from the grant date to the beginning of the year preceding the grant date when the incentive award plans are generally approved. As a result, the estimated value of the awards is expensed ratably over the year preceding the grant date. The compensation cost for all periods prior to this change presented herein has been restated.
The compensation cost for the stock-based plans was $1.8 billion, $2.2 billion and $2.2 billion and the related income tax benefit was $433 million, $829 million and $835 million for 2018, 2017 and 2016, respectively.

Restricted Stock/Units
The table below presents the status at December 31, 2018 of the share-settled restricted stock/units and changes during 2018.

Stock-settled Restricted Stock/Units

	Shares/Units	Weighted- average Grant Date Fair Value
Outstanding at January 1, 2018	179,273,243	$17.53
Granted	68,899,627	30.53
Vested	(74,357,624)	16.31
Canceled	(8,194,000)	22.84
Outstanding at December 31, 2018	165,621,246	23.22
The table below presents the status at December 31, 2018 of the cash-settled RSUs granted under the KEEP and changes during 2018.

Cash-settled Restricted Units

Units
Outstanding at January 1, 2018	42,209,626
Granted	2,195,025
Vested	(41,434,793)
Canceled	(360,736)
Outstanding at December 31, 2018	2,609,122

At December 31, 2018, there was an estimated $1.1 billion of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to four years, with a weighted-average period of 1.9 years. The total fair value of restricted stock vested in 2018, 2017 and 2016 was $2.3 billion, $1.3 billion and $358 million, respectively. In 2018, 2017 and 2016, the amount of cash paid to settle equity-based awards for all equity compensation plans was $1.3 billion, $1.9 billion and $1.7 billion, respectively.
Stock Options
Of the 16.6 million stock options with a weighted-average exercise price of $43.44 outstanding at January 1, 2018, 2.1 million and 14.5 million were exercised and forfeited during 2018 at weighted-average exercise prices of $30.71 and $45.29. There were no outstanding stock options at December 31, 2018.
NOTE 19 Income Taxes
The components of income tax expense for 2018, 2017 and 2016 are presented in the table below.

Income Tax Expense

(Dollars in millions)	2018	2017	2016
Current income tax expense
U.S. federal	$816	$1,310	$302
U.S. state and local	1,377	557	120
Non-U.S.	1,203	939	984
Total current expense	3,396	2,806	1,406
Deferred income tax expense
U.S. federal	2,579	7,238	5,416
U.S. state and local	240	835	(279)
Non-U.S.	222	102	656
Total deferred expense	3,041	8,175	5,793
Total income tax expense	$6,437	$10,981	$7,199

Bank of America 2018 148

Total income tax expense does not reflect the tax effects of items that are included in OCI each period. For more information, see Note 14 – Accumulated Other Comprehensive Income (Loss). Other tax effects included in OCI each period resulted in a benefit of $1.2 billion, $1.2 billion and $498 million in 2018, 2017 and 2016, respectively. In addition, prior to 2017, total income tax expense did not reflect tax effects associated with the Corporation’s employee stock plans which decreased common stock and additional paid-in capital $41 million in 2016.
Income tax expense for 2018, 2017 and 2016 varied from the amount computed by applying the statutory income tax rate to income before income taxes. The Corporation’s federal statutory tax rate was 21 percent for 2018 and 35 percent for 2017 and 2016. A reconciliation of the expected U.S. federal income tax expense, calculated by applying the federal statutory tax rate, to the Corporation’s actual income tax expense, and the effective tax rates for 2018, 2017 and 2016 are presented in the table below.

On December 22, 2017, the President signed into law the Tax Act which made significant changes to federal income tax law including, among other things, reducing the statutory corporate income tax rate to 21 percent from 35 percent and changing the taxation of the Corporation’s non-U.S. business activities. The impact on net income in 2017 was $2.9 billion, driven by $2.3 billion in income tax expense, largely from a lower valuation of certain U.S. deferred tax assets and liabilities. The change in the statutory tax rate also impacted the Corporation’s tax-advantaged energy investments, resulting in a downward valuation adjustment of $946 million recorded in other income and a related income tax benefit of $347 million, which when netted against the $2.3 billion, resulted in a net impact on income tax expense of $1.9 billion. The Corporation has completed its analysis and accounting under Staff Accounting Bulletin No. 118 for the effects of the Tax Act.

Reconciliation of Income Tax Expense

	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in millions)	2018		2017		2016
Expected U.S. federal income tax expense	$7,263	21.0%	$10,225	35.0%	$8,757	35.0%
Increase (decrease) in taxes resulting from:
State tax expense, net of federal benefit	1,367	4.0	881	3.0	420	1.7
Affordable housing/energy/other credits	(1,888)	(5.5)	(1,406)	(4.8)	(1,203)	(4.8)
Tax-exempt income, including dividends	(413)	(1.2)	(672)	(2.3)	(562)	(2.2)
Share-based compensation	(257)	(0.7)	(236)	(0.8)	—	—
Nondeductible expenses	302	0.9	97	0.3	180	0.7
Changes in prior-period UTBs, including interest	144	0.4	133	0.5	(328)	(1.3)
Rate differential on non-US earnings	98	0.3	(272)	(0.9)	(307)	(1.2)
Tax law changes (1)	—	—	2,281	7.8	348	1.4
Other	(179)	(0.6)	(50)	(0.2)	(106)	(0.5)
Total income tax expense	$6,437	18.6%	$10,981	37.6%	$7,199	28.8%

(1)	Amounts for 2016 are for non-U.S. tax law changes.
The reconciliation of the beginning unrecognized tax benefits (UTB) balance to the ending balance is presented in the following table.

Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	2018	2017	2016
Balance, January 1	$1,773	$875	$1,095
Increases related to positions taken during the current year	395	292	104
Increases related to positions taken during prior years	406	750	1,318
Decreases related to positions taken during prior years	(371)	(122)	(1,091)
Settlements	(6)	(17)	(503)
Expiration of statute of limitations	—	(5)	(48)
Balance, December 31	$2,197	$1,773	$875

At December 31, 2018, 2017 and 2016, the balance of the Corporation’s UTBs which would, if recognized, affect the Corporation’s effective tax rate was $1.6 billion, $1.2 billion and $0.6 billion, respectively. Included in the UTB balance are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction and the portion of gross non-U.S. UTBs that would be offset by tax reductions in other jurisdictions.
The Corporation files income tax returns in more than 100 state and non-U.S. jurisdictions each year. The IRS and other tax authorities in countries and states in which the Corporation has significant business operations examine tax returns periodically (continuously in some jurisdictions). The following table summarizes the status of examinations by major jurisdiction for the Corporation and various subsidiaries at December 31, 2018.

Tax Examination Status

	Years under Examination (1)	Status at December 31 2018
United States	2012 – 2013	IRS Appeals
United States	2014 – 2016	Field examination
New York	2015	Field examination
United Kingdom	2017	To begin in 2019

(1)	All tax years subsequent to the years shown remain subject to examination.
It is reasonably possible that the UTB balance may decrease by as much as $1.2 billion during the next 12 months, since

149 Bank of America 2018

resolved items will be removed from the balance whether their resolution results in payment or recognition.
The Corporation recognized interest expense of $43 million, $1 million and $56 million in 2018, 2017 and 2016, respectively. At December 31, 2018 and 2017, the Corporation’s accrual for interest and penalties that related to income taxes, net of taxes and remittances, was $218 million and $185 million.
Significant components of the Corporation’s net deferred tax assets and liabilities at December 31, 2018 and 2017 are presented in the following table.

Deferred Tax Assets and Liabilities

	December 31
(Dollars in millions)	2018	2017
Deferred tax assets
Net operating loss carryforwards	$7,993	$8,506
Allowance for credit losses	2,400	2,598
Accrued expenses	1,875	2,021
Available-for-sale securities	1,854	510
Security, loan and debt valuations	1,818	2,939
Employee compensation and retirement benefits	1,564	1,705
Credit carryforwards	623	1,793
Other	1,037	1,034
Gross deferred tax assets	19,164	21,106
Valuation allowance	(1,569)	(1,644)
Total deferred tax assets, net of valuation allowance	17,595	19,462

Deferred tax liabilities
Equipment lease financing	2,684	2,492
Fixed assets	1,104	840
Tax credit investments	940	734
Other	2,126	2,771
Gross deferred tax liabilities	6,854	6,837
Net deferred tax assets, net of valuation allowance	$10,741	$12,625

The table below summarizes the deferred tax assets and related valuation allowances recognized for the net operating loss (NOL) and tax credit carryforwards at December 31, 2018.

Net Operating Loss and Tax Credit Carryforward Deferred Tax Assets

(Dollars in millions)	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset	First Year Expiring
Net operating losses - U.S.	$592	$—	$592	After 2027
Net operating losses - U.K. (1)	5,294	—	5,294	None
Net operating losses - other non-U.S.	633	(517)	116	Various
Net operating losses - U.S. states (2)	1,474	(517)	957	Various
General business credits	612	—	612	After 2038
Foreign tax credits	11	(11)	—	n/a

(1)	Represents U.K. broker-dealer net operating losses that may be carried forward indefinitely.

(2)	The net operating losses and related valuation allowances for U.S. states before considering the benefit of federal deductions were $1.9 billion and $654 million.
n/a = not applicable
Management concluded that no valuation allowance was necessary to reduce the deferred tax assets related to the U.K. NOL carryforwards and U.S. NOL and general business credit carryforwards since estimated future taxable income will be sufficient to utilize these assets prior to their expiration. The majority of the Corporation’s U.K. net deferred tax assets, which consist primarily of NOLs, are expected to be realized by certain subsidiaries over an extended number of years. Management’s conclusion is supported by financial results, profit forecasts for the relevant entities and the indefinite period to carry forward NOLs. However, a material change in those estimates could lead management to reassess such valuation allowance conclusions.
At December 31, 2018, U.S. federal income taxes had not been provided on approximately $5 billion of temporary differences associated with investments in non-U.S. subsidiaries that are essentially permanent in duration. If the Corporation were to record the associated deferred tax liability, the amount would be approximately $1 billion.
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
Valuation Techniques
The following sections outline the valuation methodologies for the Corporation’s assets and liabilities. While the Corporation believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
During 2018, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
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

Bank of America 2018 150

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
Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at December 31, 2018 and 2017, including financial instruments which the Corporation accounts for under the fair value option, are summarized in the following tables.

151 Bank of America 2018

	December 31, 2018
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$1,214	$—	$—	$—	$1,214
Federal funds sold and securities borrowed or purchased under agreements to resell	—	56,399	—	—	56,399
Trading account assets:
U.S. Treasury and agency securities (2)	53,131	1,593	—	—	54,724
Corporate securities, trading loans and other	—	24,630	1,558	—	26,188
Equity securities	53,840	23,163	276	—	77,279
Non-U.S. sovereign debt	5,818	19,210	465	—	25,493
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	19,586	—	—	19,586
Mortgage trading loans, ABS and other MBS	—	9,443	1,635	—	11,078
Total trading account assets (3)	112,789	97,625	3,934	—	214,348
Derivative assets	9,967	315,413	3,466	(285,121)	43,725
AFS debt securities:
U.S. Treasury and agency securities	53,663	1,260	—	—	54,923
Mortgage-backed securities:
Agency	—	121,826	—	—	121,826
Agency-collateralized mortgage obligations	—	5,530	—	—	5,530
Non-agency residential	—	1,320	597	—	1,917
Commercial	—	14,078	—	—	14,078
Non-U.S. securities	—	9,304	2	—	9,306
Other taxable securities	—	4,403	7	—	4,410
Tax-exempt securities	—	17,376	—	—	17,376
Total AFS debt securities	53,663	175,097	606	—	229,366
Other debt securities carried at fair value:
U.S. Treasury and agency securities	1,282	—	—	—	1,282
Mortgage-backed securities:
Non-agency residential	—	1,434	172	—	1,606
Non-U.S. securities	490	5,354	—	—	5,844
Other taxable securities	—	3	—	—	3
Total other debt securities carried at fair value	1,772	6,791	172	—	8,735
Loans and leases	—	4,011	338	—	4,349
Loans held-for-sale	—	2,400	542	—	2,942
Other assets (4)	15,032	1,775	2,932	—	19,739
Total assets (5)	$194,437	$659,511	$11,990	$(285,121)	$580,817
Liabilities
Interest-bearing deposits in U.S. offices	$—	$492	$—	$—	$492
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	28,875	—	—	28,875
Trading account liabilities:
U.S. Treasury and agency securities	7,894	761	—	—	8,655
Equity securities	33,739	4,070	—	—	37,809
Non-U.S. sovereign debt	7,452	9,182	—	—	16,634
Corporate securities and other	—	5,104	18	—	5,122
Total trading account liabilities	49,085	19,117	18	—	68,220
Derivative liabilities	9,931	303,441	4,401	(279,882)	37,891
Short-term borrowings	—	1,648	—	—	1,648
Accrued expenses and other liabilities	18,096	1,979	—	—	20,075
Long-term debt	—	26,820	817	—	27,637
Total liabilities (5)	$77,112	$382,372	$5,236	$(279,882)	$184,838

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $20.2 billion of GSE obligations.

(3)
Includes securities with a fair value of $16.6 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet.

(4)	Includes MSRs of $2.0 billion which are classified as Level 3 assets.

(5)	Total recurring Level 3 assets were 0.51 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.25 percent of total consolidated liabilities.

Bank of America 2018 152

	December 31, 2017
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$2,234	$—	$—	$—	$2,234
Federal funds sold and securities borrowed or purchased under agreements to resell	—	52,906	—	—	52,906
Trading account assets:
U.S. Treasury and agency securities (2)	38,720	1,922	—	—	40,642
Corporate securities, trading loans and other	—	28,714	1,864	—	30,578
Equity securities	60,747	23,958	235	—	84,940
Non-U.S. sovereign debt	6,545	15,839	556	—	22,940
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	20,586	—	—	20,586
Mortgage trading loans, ABS and other MBS	—	8,174	1,498	—	9,672
Total trading account assets (3)	106,012	99,193	4,153	—	209,358
Derivative assets	6,305	341,178	4,067	(313,788)	37,762
AFS debt securities:
U.S. Treasury and agency securities	51,915	1,608	—	—	53,523
Mortgage-backed securities:
Agency	—	192,929	—	—	192,929
Agency-collateralized mortgage obligations	—	6,804	—	—	6,804
Non-agency residential	—	2,669	—	—	2,669
Commercial	—	13,684	—	—	13,684
Non-U.S. securities	772	5,880	25	—	6,677
Other taxable securities	—	5,261	509	—	5,770
Tax-exempt securities	—	20,106	469	—	20,575
Total AFS debt securities	52,687	248,941	1,003	—	302,631
Other debt securities carried at fair value:
Mortgage-backed securities:
Non-agency residential	—	2,769	—	—	2,769
Non-U.S. securities	8,191	1,297	—	—	9,488
Other taxable securities	—	229	—	—	229
Total other debt securities carried at fair value	8,191	4,295	—	—	12,486
Loans and leases	—	5,139	571	—	5,710
Loans held-for-sale	—	1,466	690	—	2,156
Other assets (4)	19,367	789	2,425	—	22,581
Total assets (5)	$194,796	$753,907	$12,909	$(313,788)	$647,824
Liabilities
Interest-bearing deposits in U.S. offices	$—	$449	$—	$—	$449
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	36,182	—	—	36,182
Trading account liabilities:
U.S. Treasury and agency securities	17,266	734	—	—	18,000
Equity securities	33,019	3,885	—	—	36,904
Non-U.S. sovereign debt	11,976	7,382	—	—	19,358
Corporate securities and other	—	6,901	24	—	6,925
Total trading account liabilities	62,261	18,902	24	—	81,187
Derivative liabilities	6,029	334,261	5,781	(311,771)	34,300
Short-term borrowings	—	1,494	—	—	1,494
Accrued expenses and other liabilities	21,887	945	8	—	22,840
Long-term debt	—	29,923	1,863	—	31,786
Total liabilities (5)	$90,177	$422,156	$7,676	$(311,771)	$208,238

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $21.3 billion of GSE obligations.

(3)
Includes securities with a fair value of $16.8 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet.

(4)	Includes MSRs of $2.3 billion which are classified as Level 3 assets.

(5)	Total recurring Level 3 assets were 0.57 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.38 percent of total consolidated liabilities.

153 Bank of America 2018

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2018, 2017 and 2016, including net realized and unrealized gains (losses) included in earnings and accumulated OCI.

Level 3 – Fair Value Measurements in 2018 (1)

(Dollars in millions)	Balance January 1 2018	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31 2018	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
				Purchases	Sales	Issuances	Settlements
Trading account assets:
Corporate securities, trading loans and other	$1,864	$(32)	$(1)	$436	$(403)	$5	$(568)	$804	$(547)	$1,558	$(117)
Equity securities	235	(17)	—	44	(11)	—	(4)	78	(49)	276	(22)
Non-U.S. sovereign debt	556	47	(44)	13	(57)	—	(30)	117	(137)	465	48
Mortgage trading loans, ABS and other MBS	1,498	148	3	585	(910)	—	(158)	705	(236)	1,635	97
Total trading account assets	4,153	146	(42)	1,078	(1,381)	5	(760)	1,704	(969)	3,934	6
Net derivative assets (4)	(1,714)	106	—	531	(1,179)	—	778	39	504	(935)	(116)
AFS debt securities:
Non-agency residential MBS	—	27	(33)	—	(71)	—	(25)	774	(75)	597	—
Non-U.S. securities	25	—	(1)	—	(10)	—	(15)	3	—	2	—
Other taxable securities	509	1	(3)	—	(23)	—	(11)	60	(526)	7	—
Tax-exempt securities	469	—	—	—	—	—	(1)	1	(469)	—	—
Total AFS debt securities (5)	1,003	28	(37)	—	(104)	—	(52)	838	(1,070)	606	—
Other debt securities carried at fair value – Non-agency residential MBS	—	(18)	—	—	(8)	—	(34)	365	(133)	172	(18)
Loans and leases (6, 7)	571	(16)	—	—	(134)	—	(83)	—	—	338	(9)
Loans held-for-sale (6)	690	44	(26)	71	—	1	(201)	23	(60)	542	31
Other assets (5, 7, 8)	2,425	414	(38)	2	(69)	96	(792)	929	(35)	2,932	149
Trading account liabilities – Corporate securities and other	(24)	11	—	9	(12)	(2)	—	—	—	(18)	(7)
Accrued expenses and other liabilities (6)	(8)	—	—	—	—	—	8	—	—	—	—
Long-term debt (6)	(1,863)	103	4	9	—	(141)	486	(262)	847	(817)	95

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

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

(3)
Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Total gains (losses) in OCI include net unrealized losses of $105 million related to financial instruments still held at December 31, 2018. For additional information, see Note 1 – Summary of Significant Accounting Principles.

(4)	Net derivative assets include derivative assets of $3.5 billion and derivative liabilities of $4.4 billion.

(5)	Transfers out of AFS debt securities and into other assets primarily relate to the reclassification of certain securities.

(6)	Amounts represent instruments that are accounted for under the fair value option.

(7)	Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.

(8)	Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.
Transfers into Level 3, primarily due to decreased price observability, during 2018 included $1.7 billion of trading account assets, $838 million of AFS debt securities, $365 million of other debt securities carried at fair value and $262 million of long-term debt. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.
Transfers out of Level 3, primarily due to increased price observability, during 2018 included $969 million of trading account assets, $504 million of net derivatives assets, $1.1 billion of AFS debt securities and $847 million of long-term debt.

Bank of America 2018 154

Level 3 – Fair Value Measurements in 2017 (1)

	Balance January 1 2017	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31 2017	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Trading account assets:
Corporate securities, trading loans and other	$2,777	$229	$—	$547	$(702)	$5	$(666)	$728	$(1,054)	$1,864	$2
Equity securities	281	18	—	55	(70)	—	(10)	146	(185)	235	(1)
Non-U.S. sovereign debt	510	74	(8)	53	(59)	—	(73)	72	(13)	556	70
Mortgage trading loans, ABS and other MBS	1,211	165	(2)	1,210	(990)	—	(233)	218	(81)	1,498	72
Total trading account assets	4,779	486	(10)	1,865	(1,821)	5	(982)	1,164	(1,333)	4,153	143
Net derivative assets (4)	(1,313)	(984)	—	664	(979)	—	949	48	(99)	(1,714)	(409)
AFS debt securities:
Non-U.S. securities	229	2	16	49	—	—	(271)	—	—	25	—
Other taxable securities	594	4	8	5	—	—	(42)	34	(94)	509	—
Tax-exempt securities	542	1	3	14	(70)	—	(11)	35	(45)	469	—
Total AFS debt securities	1,365	7	27	68	(70)	—	(324)	69	(139)	1,003	—
Other debt securities carried at fair value – Non-agency residential MBS	25	(1)	—	—	(21)	—	(3)	—	—	—	—
Loans and leases (5)	720	15	—	3	(34)	—	(126)	—	(7)	571	11
Loans held-for-sale (5, 6)	656	100	(3)	3	(189)	—	(346)	501	(32)	690	14
Other assets (6, 7)	2,986	144	(57)	2	(214)	258	(758)	64	—	2,425	(226)
Federal funds purchased and securities loaned or sold under agreements to repurchase (5)	(359)	(5)	—	—	—	(12)	171	(58)	263	—	—
Trading account liabilities – Corporate securities and other	(27)	14	—	8	(17)	(2)	—	—	—	(24)	2
Accrued expenses and other liabilities (5)	(9)	—	—	—	—	—	1	—	—	(8)	—
Long-term debt (5)	(1,514)	(135)	(31)	84	—	(288)	514	(711)	218	(1,863)	(196)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

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

(3)
Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. For additional information, see Note 1 – Summary of Significant Accounting Principles.

(4)	Net derivative assets include derivative assets of $4.1 billion and derivative liabilities of $5.8 billion.

(5)	Amounts represent instruments that are accounted for under the fair value option.

(6)	Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.

(7)	Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.
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

155 Bank of America 2018

Level 3 – Fair Value Measurements in 2016 (1)

(Dollars in millions)	Balance January 1 2016	Total Realized/Unrealized Gains/(Losses) in Net Income (2)	Gains/ (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31 2016	Change in Unrealized Gains/(Losses) in Net Income Related to Financial Instruments Still Held (2)
				Purchases	Sales	Issuances	Settlements
Trading account assets:
Corporate securities, trading loans and other	$2,838	$78	$2	$1,508	$(847)	$—	$(725)	$728	$(805)	$2,777	$(82)
Equity securities	407	74	—	73	(169)	—	(82)	70	(92)	281	(59)
Non-U.S. sovereign debt	521	122	91	12	(146)	—	(90)	—	—	510	120
Mortgage trading loans, ABS and other MBS	1,868	188	(2)	988	(1,491)	—	(344)	158	(154)	1,211	64
Total trading account assets	5,634	462	91	2,581	(2,653)	—	(1,241)	956	(1,051)	4,779	43
Net derivative assets (4)	(441)	285	—	470	(1,155)	—	76	(186)	(362)	(1,313)	(376)
AFS debt securities:
Non-agency residential MBS	106	—	—	—	(106)	—	—	—	—	—	—
Non-U.S. securities	—	—	(6)	584	(92)	—	(263)	6	—	229	—
Other taxable securities	757	4	(2)	—	—	—	(83)	—	(82)	594	—
Tax-exempt securities	569	—	(1)	1	—	—	(2)	10	(35)	542	—
Total AFS debt securities	1,432	4	(9)	585	(198)	—	(348)	16	(117)	1,365	—
Other debt securities carried at fair value – Non-agency residential MBS	30	(5)	—	—	—	—	—	—	—	25	—
Loans and leases (5, 6)	1,620	(44)	—	69	(553)	50	(194)	6	(234)	720	17
Loans held-for-sale (5)	787	79	50	22	(256)	—	(93)	173	(106)	656	70
Other assets (6, 7)	3,461	136	—	38	(191)	411	(872)	3	—	2,986	(143)
Federal funds purchased and securities loaned or sold under agreements to repurchase (5)	(335)	(11)	—	—	—	(22)	27	(19)	1	(359)	4
Trading account liabilities – Corporate securities and other	(21)	5	—	—	(11)	—	—	—	—	(27)	4
Short-term borrowings (5)	(30)	1	—	—	—	—	29	—	—	—	—
Accrued expenses and other liabilities (5)	(9)	—	—	—	—	—	—	—	—	(9)	—
Long-term debt (5)	(1,513)	(74)	(20)	140	—	(521)	948	(939)	465	(1,514)	(184)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)
Includes gains/losses reported in earnings in the following income statement line items: Trading account assets/liabilities - trading account profits; Net derivative assets - primarily trading account profits and other income; Other debt securities carried at fair value - other income; Loans and leases - other income; Loans held-for-sale - other income; Other assets - primarily other income related to MSRs; Long-term debt - predominantly trading account profits. For MSRs, the amounts reflect the changes in modeled MSR fair value due to observed changes in interest rates, volatility, spreads and the shape of the forward swap curve, and periodic adjustments to the valuation model to reflect changes in the modeled relationships between inputs and projected cash flows, as well as changes in cash flow assumptions including cost to service.

(3)
Includes unrealized gains/losses in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. For more information, see Note 1 – Summary of Significant Accounting Principles.

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

Bank of America 2018 156

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at December 31, 2018 and 2017.

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2018

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$1,536	Discounted cash flow, Market comparables	Yield	0% to 25%	8%
Trading account assets – Mortgage trading loans, ABS and other MBS	419		Prepayment speed	0% to 21% CPR	12%
Loans and leases	338		Default rate	0% to 3% CDR	1%
Loans held-for-sale	1		Loss severity	0% to 51%	17%
AFS debt securities, primarily non-agency residential	606		Price	$0 to $128	$72
Other debt securities carried at fair value - Non-agency residential	172
Instruments backed by commercial real estate assets	$291	Discounted cash flow	Yield	0% to 25%	7%
Trading account assets – Corporate securities, trading loans and other	200		Price	$0 to $100	$79
Trading account assets – Mortgage trading loans, ABS and other MBS	91
Commercial loans, debt securities and other	$3,489	Discounted cash flow, Market comparables	Yield	1% to 18%	13%
Trading account assets – Corporate securities, trading loans and other	1,358		Prepayment speed	10% to 20%	15%
Trading account assets – Non-U.S. sovereign debt	465		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, ABS and other MBS	1,125		Loss severity	35% to 40%	38%
Loans held-for-sale	541		Price	$0 to $141	$68
Other assets, primarily auction rate securities	$890	Discounted cash flow, Market comparables	Price	$10 to $100	$95

MSRs	$2,042	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 14 years	5 years
			Weighted-average life, variable rate (5)	0 to 10 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(817)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Equity correlation	11% to 100%	67%
			Long-dated equity volatilities	4% to 84%	32%
			Yield	7% to 18%	16%
			Price	$0 to $100	$72
Net derivative assets
Credit derivatives	$(565)	Discounted cash flow, Stochastic recovery correlation model	Yield	0% to 5%	4%
			Upfront points	0 points to 100 points	70 points
			Credit correlation	70%	n/a
			Prepayment speed	15% to 20% CPR	15%
			Default rate	1% to 4% CDR	2%
			Loss severity	35%	n/a
			Price	$0 to $138	$93
Equity derivatives	$(348)	Industry standard derivative pricing (3)	Equity correlation	11% to 100%	67%
			Long-dated equity volatilities	4% to 84%	32%
Commodity derivatives	$10	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$1/MMBtu to $12/MMBtu	$3/MMBtu
			Correlation	38% to 87%	71%
			Volatilities	15% to 132%	38%
Interest rate derivatives	$(32)	Industry standard derivative pricing (4)	Correlation (IR/IR)	15% to 70%	61%
			Correlation (FX/IR)	0% to 46%	1%
			Long-dated inflation rates	-20% to 38%	2%
			Long-dated inflation volatilities	0% to 1%	1%
Total net derivative assets	$(935)

(1)	For loans and securities, structured liabilities and net derivative assets, the weighted average is calculated based upon the absolute fair value of the instruments.

(2)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 152: Trading account assets – Corporate securities, trading loans and other of $1.6 billion, Trading account assets – Non-U.S. sovereign debt of $465 million, Trading account assets – Mortgage trading loans, ABS and other MBS of $1.6 billion, AFS debt securities of $606 million, Other debt securities carried at fair value - Non-agency residential of $172 million, Other assets, including MSRs, of $2.9 billion, Loans and leases of $338 million and LHFS of $542 million.

(3)	Includes models such as Monte Carlo simulation and Black-Scholes.

(4)	Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.

(5)	The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable

157 Bank of America 2018

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2017

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$871	Discounted cash flow	Yield	0% to 25%	6%
Trading account assets – Mortgage trading loans, ABS and other MBS	298		Prepayment speed	0% to 22% CPR	12%
Loans and leases	570		Default rate	0% to 3% CDR	1%
Loans held-for-sale	3		Loss severity	0% to 53%	17%
Instruments backed by commercial real estate assets	$286	Discounted cash flow	Yield	0% to 25%	9%
Trading account assets – Corporate securities, trading loans and other	244		Price	$0 to $100	$67
Trading account assets – Mortgage trading loans, ABS and other MBS	42
Commercial loans, debt securities and other	$4,023	Discounted cash flow, Market comparables	Yield	0% to 12%	5%
Trading account assets – Corporate securities, trading loans and other	1,613		Prepayment speed	10% to 20%	16%
Trading account assets – Non-U.S. sovereign debt	556		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, ABS and other MBS	1,158		Loss severity	35% to 40%	37%
AFS debt securities – Other taxable securities	8		Price	$0 to $145	$63
Loans and leases	1
Loans held-for-sale	687
Auction rate securities	$977	Discounted cash flow, Market comparables	Price	$10 to $100	$94
Trading account assets – Corporate securities, trading loans and other	7
AFS debt securities – Other taxable securities	501
AFS debt securities – Tax-exempt securities	469
MSRs	$2,302	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 14 years	5 years
			Weighted-average life, variable rate (5)	0 to 10 years	3 years
			Option-adjusted spread, fixed rate	9% to 14%	10%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(1,863)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Equity correlation	15% to 100%	63%
			Long-dated equity volatilities	4% to 84%	22%
			Yield	7.5%	n/a
			Price	$0 to $100	$66
Net derivative assets
Credit derivatives	$(282)	Discounted cash flow, Stochastic recovery correlation model	Yield	1% to 5%	3%
			Upfront points	0 points to 100 points	71 points
			Credit correlation	35% to 83%	42%
			Prepayment speed	15% to 20% CPR	16%
			Default rate	1% to 4% CDR	2%
			Loss severity	35%	n/a
			Price	$0 to $102	$82
Equity derivatives	$(2,059)	Industry standard derivative pricing (3)	Equity correlation	15% to 100%	63%
			Long-dated equity volatilities	4% to 84%	22%
Commodity derivatives	$(3)	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$1/MMBtu to $5/MMBtu	$3/MMBtu
			Correlation	71% to 87%	81%
			Volatilities	26% to 132%	57%
Interest rate derivatives	$630	Industry standard derivative pricing (4)	Correlation (IR/IR)	15% to 92%	50%
			Correlation (FX/IR)	0% to 46%	1%
			Long-dated inflation rates	-14% to 38%	4%
			Long-dated inflation volatilities	0% to 1%	1%
Total net derivative assets	$(1,714)

(1)	For loans and securities, structured liabilities and net derivative assets, the weighted average is calculated based upon the absolute fair value of the instruments.

(2)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 153: Trading account assets – Corporate securities, trading loans and other of $1.9 billion, Trading account assets – Non-U.S. sovereign debt of $556 million, Trading account assets – Mortgage trading loans, ABS and other MBS of $1.5 billion, AFS debt securities – Other taxable securities of $509 million, AFS debt securities – Tax-exempt securities of $469 million, Loans and leases of $571 million and LHFS of $690 million.

(3)	Includes models such as Monte Carlo simulation and Black-Scholes.

(4)	Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.

(5)	The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable

Bank of America 2018 158

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
Uncertainty of Fair Value Measurements from Unobservable Inputs
Loans and Securities
A significant increase in market yields, default rates, loss severities or duration would have resulted in a significantly lower fair value for long positions. Short positions would have been impacted in a directionally opposite way. The impact of changes in prepayment speeds would have resulted in differing impacts depending on the seniority of the instrument and, in the case of CLOs, whether prepayments can be reinvested. A significant increase in price would have resulted in a significantly higher fair value for long positions, and short positions would have been impacted in a directionally opposite way.
Structured Liabilities and Derivatives
For credit derivatives, a significant increase in market yield, upfront points (i.e., a single upfront payment made by a protection buyer at inception), credit spreads, default rates or loss severities would have resulted in a significantly lower fair value for protection sellers and higher fair value for protection buyers. The impact of changes in prepayment speeds would have resulted in differing impacts depending on the seniority of the instrument.
Structured credit derivatives are impacted by credit correlation. Default correlation is a parameter that describes the degree of dependence among credit default rates within a credit portfolio that underlies a credit derivative instrument. The sensitivity of this input on the fair value varies depending on the level of subordination of the tranche. For senior tranches that are net purchases of protection, a significant increase in default correlation would have resulted in a significantly higher fair value. Net short protection positions would have been impacted in a directionally opposite way.
For equity derivatives, commodity derivatives, interest rate derivatives and structured liabilities, a significant change in long-dated rates and volatilities and correlation inputs (i.e., the degree of correlation between an equity security and an index, between two different commodities, between two different interest rates, or between interest rates and foreign exchange rates) would have resulted in a significant impact to the fair value; however, the magnitude and direction of the impact depend on whether the Corporation is long or short the exposure. For structured liabilities, a significant increase in yield or decrease in price would have resulted in a significantly lower fair value. A significant decrease in duration would have resulted in a significantly higher fair value.
Sensitivity of Fair Value Measurements for Mortgage Servicing Rights
The weighted-average lives and fair value of MSRs are sensitive to changes in modeled assumptions. The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions. The weighted-average life represents the average period of time that the MSRs’ cash flows are expected to be received. Absent other changes, an increase (decrease) to the weighted-average life would generally result in an increase (decrease) in the fair value of the MSRs. For example, a 10 percent or 20 percent decrease in prepayment rates, which impacts the weighted-average life, could result in an increase in fair value of $64 million or $133 million, while a 10 percent or 20 percent increase in prepayment rates could result in a decrease in fair value of $59 million or $115 million. A 100 bp or 200 bp decrease in OAS levels could result in an increase in fair value of $63 million or $131 million, while a 100 bp or 200 bp increase in OAS levels could result in a decrease in fair value of $59 million or $115 million. These sensitivities are hypothetical and actual amounts may vary materially.

159 Bank of America 2018

Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value, but only in certain situations (e.g., impairment) and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during 2018, 2017 and 2016.

Assets Measured at Fair Value on a Nonrecurring Basis

	December 31, 2018		December 31, 2017
(Dollars in millions)	Level 2	Level 3	Level 2	Level 3
Assets
Loans held-for-sale	$274	$—	$—	$2
Loans and leases (1)	—	474	—	894
Foreclosed properties (2, 3)	—	42	—	83
Other assets	331	14	425	—

		Gains (Losses)
		2018	2017	2016
Assets
Loans held-for-sale		$(18)	$(6)	$(54)
Loans and leases (1)		(202)	(336)	(458)
Foreclosed properties		(24)	(41)	(41)
Other assets		(64)	(124)	(74)

(1)	Includes $83 million, $135 million and $150 million of losses on loans that were written down to a collateral value of zero during 2018, 2017 and 2016, respectively.

(2)
Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.

(3)	Excludes $488 million and $801 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at December 31, 2018 and 2017.
The table below presents information about significant unobservable inputs related to the Corporation’s nonrecurring Level 3 financial assets and liabilities at December 31, 2018 and 2017. Loans and leases backed by residential real estate assets represent residential mortgages where the loan has been written down to the fair value of the underlying collateral.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	December 31, 2018
Loans and leases backed by residential real estate assets	$474	Market comparables	OREO discount	13% to 59%	25%
			Costs to sell	8% to 26%	9%

	December 31, 2017
Loans and leases backed by residential real estate assets	$894	Market comparables	OREO discount	15% to 58%	23%
			Costs to sell	5% to 49%	7%
(1) The weighted average is calculated based upon the fair value of the loans.
NOTE 21 Fair Value Option
Loans and Loan Commitments
The Corporation elects to account for certain loans and loan commitments that exceed the Corporation’s single-name credit risk concentration guidelines under the fair value option. Lending commitments are actively managed and, as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with the Corporation’s public side credit view and market perspectives determining the size and timing of the hedging activity. These credit derivatives do not meet the requirements for designation as accounting hedges and therefore are carried at fair value with changes in fair value recorded in other income. The fair value option allows the Corporation to carry these loans and loan commitments at fair value, which is more consistent with management’s view of the underlying economics and the manner in which they are managed. In addition, the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at historical cost and the credit derivatives at fair value.

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

Bank of America 2018 160

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
Fair Value Option Elections
The table below provides information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at December 31, 2018 and 2017.

Fair Value Option Elections

	December 31, 2018			December 31, 2017
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$56,399	$56,376	$23	$52,906	$52,907	$(1)
Loans reported as trading account assets (1)	6,195	13,088	(6,893)	5,735	11,804	(6,069)
Trading inventory – other	13,778	n/a	n/a	12,027	n/a	n/a
Consumer and commercial loans	4,349	4,399	(50)	5,710	5,744	(34)
Loans held-for-sale (1)	2,942	4,749	(1,807)	2,156	3,717	(1,561)
Other assets	3	n/a	n/a	3	n/a	n/a
Long-term deposits	492	454	38	449	421	28
Federal funds purchased and securities loaned or sold under agreements to repurchase	28,875	28,881	(6)	36,182	36,187	(5)
Short-term borrowings	1,648	1,648	—	1,494	1,494	—
Unfunded loan commitments	169	n/a	n/a	120	n/a	n/a
Long-term debt (2)	27,637	29,147	(1,510)	31,786	31,512	274

(1)
A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.

(2)	Includes structured liabilities with a fair value of $27.3 billion and $31.4 billion, and contractual principal outstanding of $28.8 billion and $31.1 billion at December 31, 2018 and 2017.
n/a = not applicable

161 Bank of America 2018

The following tables provide information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for 2018, 2017 and 2016.

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option

	Trading Account Profits	Other Income	Total
(Dollars in millions)	2018
Loans reported as trading account assets (1)	$8	$—	$8
Trading inventory – other (2)	1,750	—	1,750
Consumer and commercial loans (1)	(422)	(53)	(475)
Loans held-for-sale (1, 3)	1	24	25
Unfunded loan commitments	—	(49)	(49)
Long-term debt (4, 5)	2,157	(93)	2,064
Other (6)	8	18	26
Total	$3,502	$(153)	$3,349

	2017
Loans reported as trading account assets (1)	$318	$—	$318
Trading inventory – other (2)	3,821	—	3,821
Consumer and commercial loans (1)	(9)	35	26
Loans held-for-sale (1, 3)	—	298	298
Unfunded loan commitments	—	36	36
Long-term debt (4, 5)	(1,044)	(146)	(1,190)
Other (6)	(93)	13	(80)
Total	$2,993	$236	$3,229

	2016
Loans reported as trading account assets (1)	$301	$—	$301
Trading inventory – other (2)	57	—	57
Consumer and commercial loans (1)	49	(37)	12
Loans held-for-sale (1, 3)	11	524	535
Unfunded loan commitments	—	487	487
Long-term debt (4, 5)	(489)	(97)	(586)
Other (6)	(85)	53	(32)
Total	$(156)	$930	$774

(1) Gains (losses) related to borrower-specific credit risk were not significant.

(2)	The gains in trading account profits are primarily offset by losses on trading liabilities that hedge these assets.

(3)	Includes the value of IRLCs on funded loans, including those sold during the period.

(4)
The majority of the net gains (losses) in trading account profits relate to the embedded derivatives in structured liabilities and are offset by gains (losses) on derivatives and securities that hedge these liabilities.

(5)
For the cumulative impact of changes in the Corporation’s own credit spreads and the amount recognized in accumulated OCI, see . For more information on how the Corporation’s own credit spread is determined, see .

(6)
Includes gains (losses) on federal funds sold and securities borrowed or purchased under agreements to resell, other assets, long-term deposits, federal funds purchased and securities loaned or sold under agreements to repurchase and short-term borrowings.

NOTE 22 Fair Value of Financial Instruments
Financial instruments are classified within the fair value hierarchy using the methodologies described in Note 20 – Fair Value Measurements. Certain loans, deposits, long-term debt and unfunded lending commitments are accounted for under the fair value option. For additional information, see Note 21 – Fair Value Option. The following disclosures include financial instruments that are not carried at fair value or only a portion of the ending balance is carried at fair value on the Consolidated Balance Sheet.
Short-term Financial Instruments
The carrying value of short-term financial instruments, including cash and cash equivalents, certain time deposits placed and other short-term investments, federal funds sold and purchased, certain resale and repurchase agreements and short-term borrowings, approximates the fair value of these instruments. These financial instruments generally expose the Corporation to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The Corporation accounts for certain resale and repurchase agreements under the fair value option.
Under the fair value hierarchy, cash and cash equivalents are classified as Level 1. Time deposits placed and other short-term investments, such as U.S. government securities and short-term commercial paper, are classified as Level 1 or Level 2. Federal funds sold and purchased are classified as Level 2. Resale and repurchase agreements are classified as Level 2 because they are generally short-dated and/or variable-rate instruments collateralized by U.S. government or agency securities. Short-term borrowings are classified as Level 2.

Bank of America 2018 162

Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at December 31, 2018 and 2017 are presented in the following table.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	December 31, 2018
Financial assets
Loans	$911,520	$58,228	$859,160	$917,388
Loans held-for-sale	10,367	9,592	775	10,367
Financial liabilities
Deposits (1)	1,381,476	1,381,239	—	1,381,239
Long-term debt	229,340	229,967	817	230,784
Commercial unfunded lending commitments (2)	966	169	5,558	5,727

	December 31, 2017
Financial assets
Loans	$904,399	$68,586	$849,576	$918,162
Loans held-for-sale	11,430	10,521	909	11,430
Financial liabilities
Deposits (1)	1,309,545	1,309,398	—	1,309,398
Long-term debt	227,402	235,126	1,863	236,989
Commercial unfunded lending commitments (2)	897	120	3,908	4,028

(1) Includes demand deposits of $531.9 billion and $519.6 billion with no stated maturities at December 31, 2018 and 2017.

(2)
The carrying value of commercial unfunded lending commitments is included in accrued expenses and other liabilities on the Consolidated Balance Sheet. The Corporation does not estimate the fair value of consumer unfunded lending commitments because, in many instances, the Corporation can reduce or cancel these commitments by providing notice to the borrower. For more information on commitments, see .

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
All Other
All Other consists of ALM activities, equity investments, non-core mortgage loans and servicing activities, the net impact of periodic revisions to the MSR valuation model for core and non-core MSRs and the related economic hedge results, liquidating businesses and residual expense allocations. ALM activities encompass certain residential mortgages, debt securities, interest rate and foreign currency risk management activities, the impact of certain allocation methodologies and hedge ineffectiveness. The results of certain ALM activities are allocated to the business segments. Equity investments include the merchant services joint venture as well as a portfolio of equity, real estate and other alternative investments.
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

163 Bank of America 2018

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
The following table presents net income (loss) and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for 2018, 2017 and 2016, and total assets at December 31, 2018 and 2017 for each business segment, as well as All Other.

Results of Business Segments and All Other

At and for the year ended December 31	Total Corporation (1)			Consumer Banking
(Dollars in millions)	2018	2017	2016	2018	2017	2016
Net interest income	$48,042	$45,592	$41,996	$27,123	$24,307	$21,290
Noninterest income	43,815	42,685	42,605	10,400	10,214	10,441
Total revenue, net of interest expense	91,857	88,277	84,601	37,523	34,521	31,731
Provision for credit losses	3,282	3,396	3,597	3,664	3,525	2,715
Noninterest expense	53,381	54,743	55,083	17,713	17,795	17,664
Income before income taxes	35,194	30,138	25,921	16,146	13,201	11,352
Income tax expense	7,047	11,906	8,099	4,117	4,999	4,186
Net income	$28,147	$18,232	$17,822	$12,029	$8,202	$7,166
Year-end total assets	$2,354,507	$2,281,234		$768,877	$749,325

	Global Wealth & Investment Management			Global Banking
	2018	2017	2016	2018	2017	2016
Net interest income	$6,294	$6,173	$5,759	$10,881	$10,504	$9,471
Noninterest income	13,044	12,417	11,891	8,763	9,495	8,974
Total revenue, net of interest expense	19,338	18,590	17,650	19,644	19,999	18,445
Provision for credit losses	86	56	68	8	212	883
Noninterest expense	13,777	13,556	13,166	8,591	8,596	8,486
Income before income taxes	5,475	4,978	4,416	11,045	11,191	9,076
Income tax expense	1,396	1,885	1,635	2,872	4,238	3,347
Net income	$4,079	$3,093	$2,781	$8,173	$6,953	$5,729
Year-end total assets	$305,906	$284,321		$441,477	$424,533

	Global Markets			All Other
	2018	2017	2016	2018	2017	2016
Net interest income	$3,171	$3,744	$4,557	$573	$864	$919
Noninterest income	12,892	12,207	11,533	(1,284)	(1,648)	(234)
Total revenue, net of interest expense	16,063	15,951	16,090	(711)	(784)	685
Provision for credit losses	—	164	31	(476)	(561)	(100)
Noninterest expense	10,686	10,731	10,171	2,614	4,065	5,596
Income (loss) before income taxes	5,377	5,056	5,888	(2,849)	(4,288)	(4,811)
Income tax expense (benefit)	1,398	1,763	2,071	(2,736)	(979)	(3,140)
Net income (loss)	$3,979	$3,293	$3,817	$(113)	$(3,309)	$(1,671)
Year-end total assets	$641,922	$629,013		$196,325	$194,042

(1)	There were no material intersegment revenues.

Bank of America 2018 164

The table below presents noninterest income and the components thereto for 2018, 2017 and 2016 for each business segment, as well as All Other. For more information, see Note 1 – Summary of Significant Accounting Principles and Note 2 – Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation			Consumer Banking			Global Wealth & Investment Management
(Dollars in millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Card income
Interchange fees	$4,093	$3,942	$3,960	$3,383	$3,224	$3,271	$82	$109	$106
Other card income	1,958	1,960	1,891	1,906	1,846	1,664	46	44	44
Total card income	6,051	5,902	5,851	5,289	5,070	4,935	128	153	150
Service charges
Deposit-related fees	6,667	6,708	6,545	4,300	4,266	4,142	73	76	74
Lending-related fees	1,100	1,110	1,093	—	—	—	—	—	—
Total service charges	7,767	7,818	7,638	4,300	4,266	4,142	73	76	74
Investment and brokerage services
Asset management fees	10,189	9,310	8,328	147	133	120	10,042	9,177	8,208
Brokerage fees	3,971	4,526	5,021	172	184	200	1,917	2,217	2,666
Total investment and brokerage services	14,160	13,836	13,349	319	317	320	11,959	11,394	10,874
Investment banking income
Underwriting income	2,722	2,821	2,585	(1)	—	2	335	316	225
Syndication fees	1,347	1,499	1,388	—	—	—	—	—	1
Financial advisory services	1,258	1,691	1,268	—	—	—	2	2	1
Total investment banking income	5,327	6,011	5,241	(1)	—	2	337	318	227
Trading account profits	8,540	7,277	6,902	8	3	—	112	144	175
Other income	1,970	1,841	3,624	485	558	1,042	435	332	391
Total noninterest income	$43,815	$42,685	$42,605	$10,400	$10,214	$10,441	$13,044	$12,417	$11,891

	Global Banking			Global Markets			All Other (1)
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Card income
Interchange fees	$533	$506	$483	$95	$94	$79	$—	$9	$21
Other card income	8	12	20	(2)	(2)	(5)	—	60	168
Total card income	541	518	503	93	92	74	—	69	189
Service charges
Deposit-related fees	2,111	2,197	2,170	161	147	143	22	22	16
Lending-related fees	916	928	924	184	182	169	—	—	—
Total service charges	3,027	3,125	3,094	345	329	312	22	22	16
Investment and brokerage services
Asset management fees	—	—	—	—	—	—	—	—	—
Brokerage fees	94	97	74	1,780	2,049	2,102	8	(21)	(21)
Total investment and brokerage services	94	97	74	1,780	2,049	2,102	8	(21)	(21)
Investment banking income
Underwriting income	502	511	426	2,084	2,249	2,100	(198)	(255)	(168)
Syndication fees	1,237	1,403	1,302	109	95	85	1	1	—
Financial advisory services	1,152	1,557	1,156	103	132	111	1	—	—
Total investment banking income	2,891	3,471	2,884	2,296	2,476	2,296	(196)	(254)	(168)
Trading account profits	260	134	133	7,932	6,710	6,550	228	286	44
Other income	1,950	2,150	2,286	446	551	199	(1,346)	(1,750)	(294)
Total noninterest income	$8,763	$9,495	$8,974	$12,892	$12,207	$11,533	$(1,284)	$(1,648)	$(234)

(1)	All Other includes eliminations of intercompany transactions.
The tables below present a reconciliation of the four business segments’ total revenue, net of interest expense, on an FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet.

(Dollars in millions)	2018	2017	2016
Segments’ total revenue, net of interest expense	$92,568	$89,061	$83,916
Adjustments (1):
ALM activities	588	312	(299)
Liquidating businesses, eliminations and other	(1,299)	(1,096)	984
FTE basis adjustment	(610)	(925)	(900)
Consolidated revenue, net of interest expense	$91,247	$87,352	$83,701
Segments’ total net income	28,260	21,541	19,493
Adjustments, net-of-tax (1):
ALM activities	(46)	(355)	(651)
Liquidating businesses, eliminations and other	(67)	(2,954)	(1,020)
Consolidated net income	$28,147	$18,232	$17,822

(1)	Adjustments include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

165 Bank of America 2018

	December 31
(Dollars in millions)	2018	2017
Segments’ total assets	$2,158,182	$2,087,192
Adjustments (1):
ALM activities, including securities portfolio	670,057	625,483
Elimination of segment asset allocations to match liabilities	(540,801)	(520,448)
Other	67,069	89,007
Consolidated total assets	$2,354,507	$2,281,234

(1)	Adjustments include consolidated income, expense and asset amounts not specifically allocated to individual business segments.
NOTE 24 Parent Company Information
The following tables present the Parent Company-only financial information. This financial information is presented in accordance with bank regulatory reporting requirements.

Condensed Statement of Income

(Dollars in millions)	2018	2017	2016
Income
Dividends from subsidiaries:
Bank holding companies and related subsidiaries	$28,575	$12,088	$4,127
Nonbank companies and related subsidiaries	91	202	77
Interest from subsidiaries	8,425	7,043	2,996
Other income (loss)	(1,025)	28	111
Total income	36,066	19,361	7,311
Expense
Interest on borrowed funds from related subsidiaries	235	189	969
Other interest expense	6,425	5,555	5,096
Noninterest expense	1,600	1,672	2,704
Total expense	8,260	7,416	8,769
Income (loss) before income taxes and equity in undistributed earnings of subsidiaries	27,806	11,945	(1,458)
Income tax expense (benefit)	(281)	950	(2,311)
Income before equity in undistributed earnings of subsidiaries	28,087	10,995	853
Equity in undistributed earnings (losses) of subsidiaries:
Bank holding companies and related subsidiaries	306	8,725	16,817
Nonbank companies and related subsidiaries	(246)	(1,488)	152
Total equity in undistributed earnings of subsidiaries	60	7,237	16,969
Net income	$28,147	$18,232	$17,822

Condensed Balance Sheet

	December 31
(Dollars in millions)	2018	2017
Assets
Cash held at bank subsidiaries (1)	$5,141	$4,747
Securities	628	596
Receivables from subsidiaries:
Bank holding companies and related subsidiaries	152,905	146,566
Banks and related subsidiaries	195	146
Nonbank companies and related subsidiaries	969	4,745
Investments in subsidiaries:
Bank holding companies and related subsidiaries	293,045	296,506
Nonbank companies and related subsidiaries	3,432	5,225
Other assets	14,696	14,554
Total assets	$471,011	$473,085
Liabilities and shareholders’ equity
Accrued expenses and other liabilities	$8,828	$10,286
Payables to subsidiaries:
Banks and related subsidiaries	349	359
Nonbank companies and related subsidiaries	13,301	9,341
Long-term debt	183,208	185,953
Total liabilities	205,686	205,939
Shareholders’ equity	265,325	267,146
Total liabilities and shareholders’ equity	$471,011	$473,085

(1)	Balance includes third-party cash held of $389 million and $193 million at December 31, 2018 and 2017.

Bank of America 2018 166

Condensed Statement of Cash Flows

(Dollars in millions)	2018	2017	2016
Operating activities
Net income	$28,147	$18,232	$17,822
Reconciliation of net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(60)	(7,237)	(16,969)
Other operating activities, net	(3,706)	(2,593)	(2,860)
Net cash provided by (used in) operating activities	24,381	8,402	(2,007)
Investing activities
Net sales of securities	51	312	—
Net payments to subsidiaries	(2,262)	(7,087)	(65,481)
Other investing activities, net	48	(1)	(308)
Net cash used in investing activities	(2,163)	(6,776)	(65,789)
Financing activities
Net decrease in short-term borrowings	—	—	(136)
Net increase (decrease) in other advances	3,867	(6,672)	(44)
Proceeds from issuance of long-term debt	30,708	37,704	27,363
Retirement of long-term debt	(29,413)	(29,645)	(30,804)
Proceeds from issuance of preferred stock	4,515	—	2,947
Redemption of preferred stock	(4,512)	—	—
Common stock repurchased	(20,094)	(12,814)	(5,112)
Cash dividends paid	(6,895)	(5,700)	(4,194)
Net cash used in financing activities	(21,824)	(17,127)	(9,980)
Net increase (decrease) in cash held at bank subsidiaries	394	(15,501)	(77,776)
Cash held at bank subsidiaries at January 1	4,747	20,248	98,024
Cash held at bank subsidiaries at December 31	$5,141	$4,747	$20,248

NOTE 25 Performance by Geographical Area
The Corporation’s operations are highly integrated with operations in both U.S. and non-U.S. markets. The non-U.S. business activities are largely conducted in Europe, the Middle East and Africa and in Asia. The Corporation identifies its geographic performance based on the business unit structure used to manage the capital or expense deployed in the region as applicable. This requires certain judgments related to the allocation of revenue so that revenue can be appropriately matched with the related capital or expense deployed in the region. Certain asset, liability, income and expense amounts have been allocated to arrive at total assets, total revenue, net of interest expense, income before income taxes and net income by geographic area as presented below.

(Dollars in millions)		Total Assets at Year End (1)	Total Revenue, Net of Interest Expense (2)	Income Before Income Taxes	Net Income
U.S. (3)	2018	$2,051,182	$81,004	$31,904	$26,407
	2017	1,965,490	74,830	25,108	15,550
	2016		72,418	22,282	16,183
Asia	2018	94,865	3,507	865	520
	2017	103,255	3,405	676	464
	2016		3,365	674	488
Europe, Middle East and Africa	2018	185,285	5,632	1,543	1,126
	2017	189,661	7,907	2,990	1,926
	2016		6,608	1,705	925
Latin America and the Caribbean	2018	23,175	1,104	272	94
	2017	22,828	1,210	439	292
	2016		1,310	360	226
Total Non-U.S.	2018	303,325	10,243	2,680	1,740
	2017	315,744	12,522	4,105	2,682
	2016		11,283	2,739	1,639
Total Consolidated	2018	$2,354,507	$91,247	$34,584	$28,147
	2017	2,281,234	87,352	29,213	18,232
	2016		83,701	25,021	17,822

(1)	Total assets include long-lived assets, which are primarily located in the U.S.

(2)	There were no material intercompany revenues between geographic regions for any of the periods presented.

(3)	Substantially reflects the U.S.

167 Bank of America 2018

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

Bank of America 2018 168

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
AUM	Assets under management
AVM	Automated valuation model
BANA	Bank of America, National Association
BHC	Bank holding company
bps	basis points
CCAR	Comprehensive Capital Analysis and Review
CDO	Collateralized debt obligation
CDS	Credit default swap
CET1	Common equity tier 1
CGA	Corporate General Auditor
CLO	Collateralized loan obligation
CLTV	Combined loan-to-value
CVA	Credit valuation adjustment
DIF	Deposit Insurance Fund
DVA	Debit valuation adjustment
EAD	Exposure at default
EPS	Earnings per common share
ERC	Enterprise Risk Committee
EU	European Union
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Freddie Mac
FICC	Fixed-income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FLUs	Front line units
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
FVA	Funding valuation adjustment
GAAP	Accounting principles generally accepted in the United States of America
GDPR	General Data Protection Regulation
GLS	Global Liquidity Sources
GM&CA	Global Marketing and Corporate Affairs
GNMA	Government National Mortgage Association
GSE	Government-sponsored enterprise
G-SIB	Global systemically important bank
GWIM	Global Wealth & Investment Management
HELOC	Home equity line of credit
HQLA	High Quality Liquid Assets

HTM	Held-to-maturity
ICAAP	Internal Capital Adequacy Assessment Process
IRM	Independent Risk Management
IRLC	Interest rate lock commitment
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LGD	Loss given default
LHFS	Loans held-for-sale
LIBOR	London InterBank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MLGWM	Merrill Lynch Global Wealth Management
MLI	Merrill Lynch International
MLPCC	Merrill Lynch Professional Clearing Corp
MLPF&S	Merrill Lynch, Pierce, Fenner & Smith Incorporated
MRC	Management Risk Committee
MSA	Metropolitan Statistical Area
MSR	Mortgage servicing right
NSFR	Net Stable Funding Ratio
OAS	Option-adjusted spread
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OREO	Other real estate owned
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
PCA	Prompt Corrective Action
PCI	Purchased credit-impaired
RMBS	Residential mortgage-backed securities
RSU	Restricted stock unit
SBLC	Standby letter of credit
SCCL	Single-counterparty credit limits
SEC	Securities and Exchange Commission
SLR	Supplementary leverage ratio
TDR	Troubled debt restructurings
TLAC	Total loss-absorbing capacity
VA	U.S. Department of Veterans Affairs
VaR	Value-at-Risk
VIE	Variable interest entity

169 Bank of America 2018

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of the end of the period covered by this report and pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (Exchange Act), Bank of America’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, Bank of America’s Chief Executive Officer and Chief Financial Officer concluded that Bank of America’s disclosure controls and procedures were effective, as of the end of the period covered by this report.

Report of Management on Internal Control Over Financial Reporting
The Report of Management on Internal Control over Financial Reporting is set forth on page 86 and incorporated herein by reference. The Report of Independent Registered Public Accounting Firm with respect to the Corporation’s internal control over financial reporting is set forth on page 87 and incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None

Bank of America 2018 170

Part III
Bank of America Corporation and Subsidiaries
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers of The Registrant
The name, age, position and office, and business experience during the last five years of our current executive officers are:
Dean C. Athanasia (52) President, Retail and Preferred & Small Business Banking since December 2018; President, Preferred & Small Business Banking, and Co-Head -- Consumer Banking from September 2014 to December 2018; and Preferred and Small Business Banking Executive from April 2011 to September 2014.
Catherine P. Bessant (58) Chief Operations and Technology Officer since July 2015; Global Technology & Operations Executive from January 2010 to July 2015.
Sheri Bronstein (50) Chief Human Resources Officer since July 2015; and HR Executive for Global Banking & Markets from March 2010 to July 2015.
Paul M. Donofrio (58) Chief Financial Officer since August 2015; Strategic Finance Executive from April 2015 to August 2015; and Global Head of Corporate Credit and Transaction Banking from January 2012 to April 2015.
Geoffrey S. Greener (54) Chief Risk Officer since April 2014; Head of Enterprise Capital Management from April 2011 to April 2014.
Kathleen A. Knox (55) President, U.S. Trust since November 2017; Head of Business Banking from October 2014 to November 2017; and Retail Banking & Distribution Executive from June 2011 to October 2014.
David G. Leitch (58) Global General Counsel since January 2016; General Counsel of Ford Motor Company from April 2005 to December 2015.
Thomas K. Montag (62) Chief Operating Officer since September 2014; Co-Chief Operating Officer from September 2011 to September 2014.

Brian T. Moynihan (59) Chairman of the Board since October 2014, and President, and Chief Executive Officer and member of the Board of Directors since January 2010.
Thong M. Nguyen (60) Vice Chairman, Bank of America since December 2018; President, Retail Banking and Co-Head -- Consumer Banking from September 2014 to December 2018; Retail Banking Executive from April 2014 to September 2014; and Retail Strategy, and Operations & Digital Banking Executive from September 2012 to April 2014.
Andrew M. Sieg (51) President, Merrill Lynch Wealth Management since January 2017; and Head of Global Wealth & Retirement Solutions from October 2011 to January 2017.
Andrea B. Smith (52) Chief Administrative Officer since July 2015; Global Head of Human Resources from January 2010 to July 2015.
Information included under the following captions in the Corporation’s proxy statement relating to its 2019 annual meeting of stockholders (the 2019 Proxy Statement), is incorporated herein by reference:

●	“Proposal 1: Electing Directors – Our Director Nominees;”

●	“Corporate Governance – Additional Corporate Governance Information;”

●	“Corporate Governance – Board Meetings, Committee Membership, and Attendance;” and

●	“Section 16(a) Beneficial Ownership Reporting Compliance.”
Item 11. Executive Compensation
Information included under the following captions in the 2019 Proxy Statement is incorporated herein by reference:

●	“Compensation Discussion and Analysis;”

●	“Compensation and Benefits Committee Report;”

●	“Executive Compensation;”

●	“Corporate Governance;” and

●	“Director Compensation.”

171 Bank of America 2018

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information included under the following caption in the 2019 Proxy Statement is incorporated herein by reference:

●	“Stock Ownership of Directors, Executive Officers, and Certain Beneficial Owners.”
The table below presents information on equity compensation plans at December 31, 2018:

Plan Category (1)	(a) Number of Shares to be Issued Under Outstanding Options, Warrants and Rights (2)	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (3)	(c) Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (4)
Plans approved by shareholders	165,953,835	—	239,064,952
Plans not approved by shareholders	—	—	—
Total	165,953,835	—	239,064,952

(1)
This table does not include 873,557 vested restricted stock units and stock option gain deferrals at December 31, 2018 that were assumed by the Corporation in connection with prior acquisitions under whose plans the awards were originally granted.

(2)	Consists of outstanding restricted stock units.

(3)	Restricted stock units do not have an exercise price and are delivered without any payment or consideration.

(4)
Includes 239,005,498 shares of common stock available for future issuance under the Bank of America Corporation Key Employee Equity Plan and 59,454 shares of common stock which are available for future issuance under the Bank of America Corporation Directors’ Stock Plan. As of January 1, 2019, grants of stock awards to the Corporation’s non-employee directors will be made under the Bank of America Corporation Key Employee Equity Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information included under the following captions in the 2019 Proxy Statement is incorporated herein by reference:

●	“Related Person and Certain Other Transactions;” and

●	“Corporate Governance – Director Independence.”

Item 14. Principal Accounting Fees and Services
Information included under the following caption in the 2019 Proxy Statement is incorporated herein by reference:

●	“Proposal 3: Ratifying the Appointment of our Independent Registered Public Accounting Firm for 2019.”

Bank of America 2018 172

Part IV
Bank of America Corporation and Subsidiaries
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
(1) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statement of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Balance Sheet at December 31, 2018 and 2017
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statement of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
(2) Schedules:
None
(3) Index to Exhibits
With the exception of the information expressly incorporated herein by reference, the 2019 Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
3(a)	Amended and Restated Certificate of Incorporation as in effect on the date hereof		10-Q	3(a)	7/30/18	1-6523
(b)	Amended and Restated Bylaws of the Corporation as in effect on the date hereof		8-K	3.1	3/20/15	1-6523
4(a)	Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and BankAmerica National Trust Company		S-3	4.1	2/1/95	33-57533
	•First Supplemental Indenture thereto dated as of September 18, 1998 between registrant and U.S. Bank Trust National Association (successor to BankAmerica National Trust Company)		8-K	4.3	11/18/98	1-6523
	•Second Supplemental Indenture thereto dated as of May 7, 2001 between registrant, U.S. Bank Trust National Association, as Prior Trustee, and The Bank of New York, as Successor Trustee		8-K	4.4	6/14/01	1-6523
	•Third Supplemental Indenture thereto dated as of July 28, 2004 between registrant and The Bank of New York		8-K	4.2	8/27/04	1-6523
	•Fourth Supplemental Indenture thereto dated as of April 28, 2006 between the registrant and The Bank of New York		S-3	4.6	5/5/06	333-133852
	•Fifth Supplemental Indenture thereto dated as of December 1, 2008 between registrant and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York)		8-K	4.1	12/5/08	1-6523
	•Sixth Supplemental Indenture thereto dated as of February 23, 2011 between registrant and The Bank of New York Mellon Trust Company, N.A.		10-K	4(ee)	2/25/11	1-6523
	•Seventh Supplemental Indenture thereto dated as of January 13, 2017 between registrant and The Bank of New York Mellon Trust Company, N.A.		8-K	4.1	1/13/17	1-6523
	•Eighth Supplemental Indenture thereto dated as of February 23, 2017 between registrant and the Bank of New York Mellon Trust Company, N.A.		10-K	4(a)	2/23/17	1-6523
(b)	Successor Trustee Agreement effective December 15, 1995 between registrant (successor to NationsBank Corporation) and First Trust of New York, National Association, as successor trustee to BankAmerica National Trust Company		S-3	4.2	6/28/96	333-07229
(c)	Agreement of Appointment and Acceptance dated as of December 29, 2006 between registrant and The Bank of New York Trust Company, N.A.		10-K	4(aaa)	2/28/07	1-6523
(d)	Form of Senior Registered Note		S-3	4.12	5/1/15	333-202354
(e)	Form of Global Senior Medium-Term Note, Series L		S-3	4.13	5/1/15	333-202354
(f)	Form of Master Global Senior Medium-Term Note, Series L		S-3	4.14	5/1/15	333-202354
(g)	Form of Global Senior Medium-Term Note, Series M		8-K	4.2	1/13/17	1-6523
(h)	Form of Master Global Senior Medium-Term Note, Series M		8-K	4.3	1/13/17	1-6523
(i)	Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and The Bank of New York		S-3	4.5	2/1/95	33-57533
	•First Supplemental Indenture thereto dated as of August 28, 1998 between registrant and The Bank of New York		8-K	4.8	11/18/98	1-6523
	•Second Supplemental Indenture thereto dated as of January 25, 2007 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York)		S-4	4.3	3/1/07	333-141361
	•Third Supplemental Indenture thereto dated as of February 23, 2011 between registrant and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.)		10-K	4(ff)	2/25/11	1-6523

173 Bank of America 2018

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
	•Fourth Supplemental Indenture thereto dated as of February 23, 2017 between registrant and The Bank of New York Mellon Trust Company, N.A.		10-K	4(i)	2/23/17	1-6523
(j)	Indenture dated as of June 27, 2018 between the registrant and The Bank of New York Mellon Trust Company, N.A.		S-3	4.3	6/27/18	333-224523
(k)	Form of Global Senior Medium-Term Note, Series N		S-3	4.4	6/27/18	333-224523
(l)	Form of Master Global Senior Medium-Term Note, Series N		S-3	4.5	6/27/18	333-224523
(m)	Indenture dated as of June 27, 2018 between the registrant and The Bank of New York Mellon Trust Company, N.A.		S-3	4.6	6/27/18	333-224523
(n)	Form of Global Subordinated Medium-Term Note, Series N		S-3	4.7	6/27/18	333-224523

Registrant and its subsidiaries have other long-term debt agreements, but these are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Copies of these agreements will be furnished to the Commission on request

10(a)	Bank of America Pension Restoration Plan, as amended and restated effective January 1, 2009	1	10-K	10(c)	2/27/09	1-6523
	•Amendment thereto dated December 18, 2009	1	10-K	10(c)	2/26/10	1-6523
	•Amendment thereto dated December 16, 2010	1	10-K	10(c)	2/25/11	1-6523
	•Amendment thereto dated June 29, 2012	1	10-K	10(a)	2/28/13	1-6523
(b)	NationsBank Corporation Benefit Security Trust dated as of June 27, 1990	1	10-K	10(t)	3/27/91	1-6523
	•First Supplement thereto dated as of November 30, 1992	1	10-K	10(v)	3/24/93	1-6523
	•Trustee Removal/Appointment Agreement dated as of December 19, 1995	1	10-K	10(o)	3/29/96	1-6523
(c)	Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan) as amended and restated effective January 1, 2015	1	10-K	10(c)	2/25/15	1-6523
(d)	Bank of America Executive Incentive Compensation Plan, as amended and restated effective December 10, 2002	1	10-K	10(g)	3/3/03	1-6523
	Amendment to Bank of America Executive Incentive Compensation Plan, dated January 23, 2013	1	10-K	10(d)	2/28/13	1-6523
(e)	Bank of America Director Deferral Plan, as amended and restated effective January 1, 2005	1	10-K	10(g)	2/28/07	1-6523
(f)	Bank of America Director Deferral Plan, as amended and restated effective January 1, 2019	1, 2
(g)	Bank of America Corporation Directors’ Stock Plan as amended and restated effective April 26, 2006, and the following forms of award agreements:	1	8-K	10.2	12/14/05	1-6523
	•Form of Restricted Stock Award Agreement;	1	10-K	10(h)	3/1/05	1-6523
	•Form of Directors’ Stock Plan Conditional Restricted Stock Award Agreement for Non-U.S. Director	1	10-Q	10(a)	8/4/11	1-6523
(h)	Bank of America Corporation Key Associate Stock Plan, as amended and restated effective April 28, 2010 and the following forms of award agreement under the plan:	1	8-K	10.2	5/3/10	1-6523
	•Form of Stock Option Award Agreement for non-executives (February 2008 grant)	1	10-K	10(i)	2/26/10	1-6523
	•Form of Restricted Stock Units Award Agreement (February 2013 and subsequent grants), including grants to named executive officers	1	10-Q	10(a)	5/5/13	1-6523
	•Form of Performance Restricted Stock Units Award Agreement (February 2014 and subsequent grants), including grants to named executive officers	1	10-Q	10(a)	5/1/14	1-6523
	Bank of America Corporation Key Employee Equity Plan (formerly known as the Key Associate Stock Plan), as amended and restated effective May 6, 2015	1	8-K	10.2	5/7/15	1-6523
	•Form of Cash-settled Restricted Stock Units Award Agreement (February 2016 and subsequent grants)	1	10-Q	10(a)	5/2/16	1-6523
	•Form of Time-based Restricted Stock Units Award Agreement (February 2016)	1	10-Q	10(b)	5/2/16	1-6523
	•Form of Performance Restricted Stock Units Award Agreement (February 2016)	1	10-Q	10(c)	5/2/16	1-6523
	•Form of Time-based Restricted Stock Units Award Agreement (February 2017 and subsequent grants)	1	10-Q	10(a)	5/2/17	1-6523
	•Form of Performance Restricted Stock Units Award Agreement (February 2017)	1	10-Q	10(b)	5/2/17	1-6523
	•Form of Performance Restricted Stock Units Award Agreement (February 2018)	1	10-Q	10	4/30/18	1-6523
	•Form of Restricted Stock Award Agreement for Non-Employee Directors	1,2
(i)	Amendment to various plans in connection with FleetBoston Financial Corporation merger dated October 27, 2003	1	10-K	10(v)	3/1/04	1-6523
(j)	FleetBoston Supplemental Executive Retirement Plan effective December 31, 2004	1	10-K	10(r)	3/1/05	1-6523
(k)	FleetBoston Executive Deferred Compensation Plan No. 2 effective December 16, 2003	1	10-K	10(u)	3/1/05	1-6523
(l)	FleetBoston Executive Supplemental Plan effective December 31, 2004	1	10-K	10(v)	3/1/05	1-6523
(m)	Retirement Income Assurance Plan for Legacy Fleet, as amended and restated effective January 1, 2009	1	10-K	10(p)	2/26/10	1-6523

Bank of America 2018 174

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
	•Amendment thereto dated December 16, 2010, incorporated by reference to Exhibit 10(c) of the 2010 10-K	1	10-K	10(c)	2/25/11	1-6523
	• Amendment thereto dated June 29, 2012, incorporated by reference to Exhibit 10(l) of the 2012 10-K	1	10-K	10(l)	2/28/13	1-6523
(n)	Trust Agreement for the FleetBoston Executive Deferred Compensation Plans No. 1 and 2 dated December 17, 1997	1	10-K	10(x)	3/1/05	1-6523
(o)	Trust Agreement for the FleetBoston Executive Supplemental Plan dated June 19, 1996	1	10-K	10(y)	3/1/05	1-6523
(p)	Trust Agreement for the FleetBoston Retirement Income Assurance Plan and the FleetBoston Supplemental Executive Retirement Plan dated June 19, 1996	1	10-K	10(z)	3/1/05	1-6523
(q)	FleetBoston Directors Deferred Compensation and Stock Unit Plan effective January 1, 2004	1	10-K	10(aa)	3/1/05	1-6523
(r)	BankBoston Corporation and its Subsidiaries Deferred Compensation Plan dated December 24, 2001	1	10-K	10(cc)	3/1/05	1-6523
(s)	BankBoston Director Stock Award Plan effective July 1, 1998	1	10-K	10(hh)	3/1/05	1-6523
(t)	BankBoston Corporation Directors’ Deferred Compensation Plan effective March 1, 1988	1	10-K	10(ii)	3/1/05	1-6523
(u)	BankBoston, N.A. Directors’ Deferred Compensation Plan effective March 1, 1988	1	10-K	10(jj)	3/1/05	1-6523
(v)	Description of BankBoston Director Retirement Benefits Exchange Program	1	10-K	10(ll)	3/1/05	1-6523
(w)	Global amendment to definition of “change in control” or “change of control,” together with a list of plans affected by such amendment	1	10-K	10(oo)	3/1/05	1-6523
(x)	Employment Agreement dated October 27, 2003 between registrant and Brian T. Moynihan	1	S-4	10(d)	12/4/03	333-110924
(y)	Cancellation Agreement dated October 26, 2005 between registrant and Brian T. Moynihan	1	8-K	10.1	10/26/05	1-6523
(z)	Agreement Regarding Participation in the Fleet Boston Supplemental Executive Retirement Plan dated October 26, 2005 between registrant and Brian T. Moynihan	1	8-K	10.2	10/26/05	1-6523
(aa)	Bank of America Corporation Equity Incentive Plan amended and restated effective as of January 1, 2008	1	10-K	10(zz)	2/26/10	1-6523
(bb)	Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan amended as of January 1, 2009 and 2008 Restricted Units/Stock Option Grant Document for Thomas K. Montag	1	10-K	10(aaa)	2/26/10	1-6523
(cc)	Employment Letter dated May 1, 2008 between Merrill Lynch & Co., Inc. and Thomas K. Montag and Summary of Agreement with respect to Post-Employment Medical Coverage	1	10-K	10(bbb)	2/26/10	1-6523
(dd)	Aircraft Time Sharing Agreement (Multiple Aircraft) dated February 24, 2011 between Bank of America, N. A. and Brian T. Moynihan	1	10-K	10(jjj)	2/25/11	1-6523
(ee)	Securities Purchase Agreement dated August 25, 2011 between registrant and Berkshire Hathaway Inc. (including forms of the Certificate of Designations, Warrant and Registration Rights Agreement)		8-K	1.1	8/25/11	1-6523
(ff)	First Amendment to Aircraft Time Sharing Agreement dated June 15, 2015 between Bank of America, N.A. and Brian T. Moynihan	1	10-Q	10	7/29/15	1-6523
(gg)	First Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	1	10-K	10(vv)	2/24/16	1-6523
(hh)	Tax Equalization Program Guidelines	1	10-K	10(uu)	2/24/16	1-6523
(ii)	Second Amendment to Aircraft Time Sharing Agreement dated June 8, 2016 between Bank of America, N.A. and Brian T. Moynihan	1	10-Q	10	8/1/16	1-6523
(jj)	Form of Waiver of Certain Incremental Payouts from Performance Restricted Stock Units		10-K	10(rr)	2/23/17	1-6523
(kk)	Third Amendment to Aircraft Time Sharing Agreement dated July 10, 2017 between Bank of America, N.A. and Brian T. Moynihan	1	10-Q	10	7/31/17	1-6523
(ll)	Amended and Restated Aircraft Time Sharing Agreement (Multiple Aircraft) dated June 26, 2018 between Bank of America, N.A. and Brian T. Moynihan	1	10-Q	10	7/30/18	1-6523
(mm)	First Amendment to the Bank of America Corporation Key Employee Equity Plan (formerly known as the Key Associate Stock Plan), as amended and restated effective May 6, 2015	1,2
21	List of Subsidiaries	2
23	Consent of PricewaterhouseCoopers LLP	2
24	Power of Attorney	2
31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	2
(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	2
32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	2
(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	2

175 Bank of America 2018

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
101.INS	XBRL Instance Document	3
101.SCH	XBRL Taxonomy Extension Schema Document	2
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	2
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	2
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	2
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	2
(1) Exhibit is a management contract or compensatory plan or arrangement.
(2) Filed Herewith.
(3) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Bank of America 2018 176

Item 16. Form 10-K Summary
Not applicable.
Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2019

Bank of America Corporation

By:	/s/ Brian T. Moynihan
Brian T. Moynihan
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian T. Moynihan	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	February 26, 2019
Brian T. Moynihan

*/s/ Paul M. Donofrio	Chief Financial Officer (Principal Financial Officer)	February 26, 2019
Paul M. Donofrio

*/s/ Rudolf A. Bless	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2019
Rudolf A. Bless

*/s/ Sharon L. Allen	Director	February 26, 2019
Sharon L. Allen

*/s/ Susan S. Bies	Director	February 26, 2019
Susan S. Bies

*/s/ Jack O. Bovender, Jr.	Director	February 26, 2019
Jack O. Bovender, Jr.

*/s/ Frank P. Bramble, Sr.	Director	February 26, 2019
Frank P. Bramble, Sr.

*/s/ Pierre de Weck	Director	February 26, 2019
Pierre de Weck

*/s/ Arnold W. Donald	Director	February 26, 2019
Arnold W. Donald

*/s/ Linda P. Hudson	Director	February 26, 2019
Linda P. Hudson

*/s/ Monica C. Lozano	Director	February 26, 2019
Monica C. Lozano

177 Bank of America 2018

	Signature	Title	Date

	*/s/ Thomas J. May	Director	February 26, 2019
Thomas J. May

	*/s/ Lionel L. Nowell, III	Director	February 26, 2019
Lionel L. Nowell, III

	*/s/ Clayton S. Rose	Director	February 26, 2019
Clayton S. Rose

	*/s/ Michael D. White	Director	February 26, 2019
Michael D. White

	*/s/ Thomas D. Woods	Director	February 26, 2019
Thomas D. Woods

	*/s/ R. David Yost	Director	February 26, 2019
R. David Yost

	*/s/ Maria T. Zuber	Director	February 26, 2019
Maria T. Zuber

*By	/s/ Ross E. Jeffries, Jr.
Ross E. Jeffries, Jr. Attorney-in-Fact

Bank of America 2018 178