Form 10-Q
period 2019-09-30
BANK OF AMERICA CORP /DE/
filed 2019-10-28
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
(704) 386-5681
Former name, former address and former fiscal year, if changed since last report:
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BAC	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrE	New York Stock Exchange
of Floating Rate Non-Cumulative Preferred Stock, Series E
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrY	New York Stock Exchange
of 6.500% Non-Cumulative Preferred Stock, Series Y
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrC	New York Stock Exchange
of 6.200% Non-Cumulative Preferred Stock, Series CC
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrA	New York Stock Exchange
of 6.000% Non-Cumulative Preferred Stock, Series EE
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrB	New York Stock Exchange
of 6.000% Non-Cumulative Preferred Stock, Series GG
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrK	New York Stock Exchange
of 5.875% Non-Cumulative Preferred Stock, Series HH
7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L	BAC PrL	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrG	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 1

1 Bank of America

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrH	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 2
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrJ	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 4
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrL	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 5
Floating Rate Preferred Hybrid Income Term Securities of BAC Capital	BAC/PF	New York Stock Exchange
Trust XIII (and the guarantee related thereto)
5.63% Fixed to Floating Rate Preferred Hybrid Income Term Securities	BAC/PG	New York Stock Exchange
of BAC Capital Trust XIV (and the guarantee related thereto)
Income Capital Obligation Notes initially due December 15, 2066 of	MER PrK	New York Stock Exchange
Bank of America Corporation
Senior Medium-Term Notes, Series A, Step Up Callable Notes, due	BAC/31B	New York Stock Exchange
November 28, 2031 of BofA Finance LLC (and the guarantee
of the Registrant with respect thereto)
Depositary Shares, each representing a 1/1,000th interest in a share of	BAC PrM	New York Stock Exchange
5.375% Non-Cumulative Preferred Stock, Series KK
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrN	New York Stock Exchange
5.000% Non-Cumulative Preferred Stock, Series LL
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
Yes ☐ No ☑
On October 25, 2019, there were 8,995,107,401 shares of Bank of America Corporation Common Stock outstanding.

Bank of America 2

Bank of America Corporation and Subsidiaries
September 30, 2019
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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of our 2018 Annual Report on Form 10-K and in any of the Corporation’s subsequent Securities and Exchange Commission filings: the Corporation’s potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions; the possibility that the Corporation’s future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, regulatory, and representations and warranties exposures; the possibility that the Corporation could face increased servicing, fraud, indemnity, contribution or other claims from one or more counterparties, including trustees, purchasers of loans, underwriters, issuers, monolines, private-label and other investors, or other parties involved in securitizations; the Corporation’s ability to resolve representations and warranties repurchase and related claims, including claims brought by investors or trustees seeking to avoid the statute of limitations for repurchase claims; the risks related to the discontinuation of the London InterBank Offered Rate and other reference rates, including increased expenses and litigation and the effectiveness of hedging strategies; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates, inflation, currency exchange rates, economic conditions, trade policies and tensions, including tariffs, and potential geopolitical instability; the impact of the interest rate environment on the Corporation’s business, financial condition and results of operations; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties; the Corporation’s ability to achieve its expense targets and expectations regarding net interest income, net charge-offs, effective tax rate, loan growth or other projections; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards, including the new credit loss accounting standard; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of regulations, other guidance or additional information on the impact from the Tax Cuts and Jobs Act; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including, but not limited to, recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards and derivatives regulations; a failure or disruption in or breach of the Corporation’s operational or security systems or infrastructure, or those of third parties, including as a result of cyber-attacks; the impact on the Corporation’s business, financial condition and results of operations from the planned exit of the United Kingdom from the European Union; the impact of any future federal government shutdown and uncertainty regarding the federal government’s debt limit; and other matters.
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

Bank of America 2

Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “the Corporation” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At September 30, 2019, the Corporation had $2.4 trillion in assets and a headcount of approximately 209,000 employees.
As of September 30, 2019, we served clients through operations across the U.S., its territories and approximately 35 countries. Our retail banking footprint covers approximately 90 percent of the U.S. population, and we serve approximately 66 million consumer and small business clients with approximately 4,300 retail financial centers, approximately 16,600 ATMs, and leading digital banking platforms (www.bankofamerica.com) with nearly 38 million active users, including approximately 29 million active mobile users. We offer industry-leading support to approximately three million small business owners. Our wealth management businesses, with client balances of $2.9 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
Recent Developments
Capital Management
During the third quarter of 2019, we repurchased $7.6 billion of common stock pursuant to the Board of Directors’ (the Board) 2019 repurchase authorization of approximately $30.9 billion announced on June 27, 2019. For additional information, see Capital Management on page 20. On July 25, 2019, the Board declared a quarterly common stock dividend of $0.18 per share, payable on September 27, 2019 to shareholders of record as of September 6, 2019. Additionally, on October 22, 2019, the Board declared a quarterly common stock dividend of $0.18 per share, payable on December 27, 2019 to shareholders of record as of December 6, 2019.
Merchant Services Joint Venture
As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, a significant portion of our merchant processing activity is performed by a joint venture, formed in 2009, in which we own a 49 percent ownership interest. The joint venture is accounted for as an equity method investment. On July 29, 2019, we gave notice to the joint venture partner of the termination of the joint venture upon the conclusion of its current term, after which we expect to pursue our own merchant services strategy. In addition, the Corporation and the joint venture partner have an agreement to provide uninterrupted delivery of products and services to the joint venture merchants through at least June 2023. As a result of the above actions, we incurred a non-cash, pretax impairment charge of $2.1 billion included in other general operating expense in the three months ended September 30, 2019. We anticipate accounting for the joint venture as an equity method investment until June 2020. For additional information, see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements.
U.K. Exit from the EU
On October 28, 2019, the EU agreed to extend the deadline for the U.K.’s withdrawal from the EU to January 31, 2020. The final outcome of negotiations between the U.K. and the EU regarding the terms and conditions of the withdrawal of the U.K. from the EU remains uncertain.
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
LIBOR and Other Benchmark Rates
As previously disclosed, to facilitate an orderly transition from Interbank Offered Rates and other benchmark rates to alternative reference rates (ARRs), the Corporation has established an enterprise-wide initiative led by senior management to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including the London InterBank Offered Rate (LIBOR), achieve operational readiness and engage impacted clients in connection with the transition to ARRs. Additionally, the Corporation continues to monitor the development and usage of ARRs, including the Secured Overnight Financing Rate. For more information on the expected replacement of LIBOR and other benchmark rates, see Executive Summary - Recent Developments - LIBOR and Other Benchmark Rates in the MD&A of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30 2019, and Item 1A. Risk Factors - Other and Executive Summary - Recent Developments - LIBOR and Other Benchmark Rates in the MD&A of the Corporation’s 2018 Annual Report on Form 10-K.

3 Bank of America

Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2019	2018	2019	2018
Income statement
Net interest income	$12,187	$12,061	$36,751	$35,658
Noninterest income	10,620	10,663	32,144	32,685
Total revenue, net of interest expense	22,807	22,724	68,895	68,343
Provision for credit losses	779	716	2,649	2,377
Noninterest expense	15,169	13,014	41,661	40,080
Income before income taxes	6,859	8,994	24,585	25,886
Income tax expense	1,082	1,827	4,149	5,017
Net income	5,777	7,167	20,436	20,869
Preferred stock dividends	505	466	1,186	1,212
Net income applicable to common shareholders	$5,272	$6,701	$19,250	$19,657

Per common share information
Earnings	$0.57	$0.67	$2.02	$1.93
Diluted earnings	0.56	0.66	2.01	1.91
Dividends paid	0.18	0.15	0.48	0.39
Performance ratios
Return on average assets	0.95%	1.23%	1.14%	1.20%
Return on average common shareholders’ equity	8.48	10.99	10.49	10.86
Return on average tangible common shareholders’ equity (1)	11.84	15.48	14.67	15.30
Efficiency ratio	66.51	57.27	60.47	58.65

			September 30 2019	December 31 2018
Balance sheet
Total loans and leases			$972,910	$946,895
Total assets			2,426,330	2,354,507
Total deposits			1,392,836	1,381,476
Total liabilities			2,157,943	2,089,182
Total common shareholders’ equity			244,781	242,999
Total shareholders’ equity			268,387	265,325

(1)
Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most closely related financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 45.

Net income was $5.8 billion and $20.4 billion, or $0.56 and $2.01 per diluted share, for the three and nine months ended September 30, 2019 compared to $7.2 billion and $20.9 billion, or $0.66 and $1.91 per diluted share, for the same periods in 2018. The decrease in net income for the three and nine months ended September 30, 2019 was primarily driven by an increase in noninterest expense as a result of a $2.1 billion pretax impairment charge related to the notice of termination of the merchant services joint venture at the conclusion of its current term. Also contributing to the decrease in net income were higher provision for credit losses and lower noninterest income, partially offset by an increase in net interest income.
Total assets increased $71.8 billion from December 31, 2018 to $2.4 trillion primarily driven by higher trading account assets in Global Markets due to increased client balances in Equities and increased levels of inventory in Fixed-Income, Currencies and Commodities (FICC) to facilitate expected client demand, higher loans and leases primarily due to continued residential mortgage and commercial loan growth, and increases in federal funds sold and securities borrowed or purchased under agreements to resell driven by short-term reinvestments of excess cash.
Total liabilities increased $68.8 billion from December 31, 2018 to $2.2 trillion driven by higher federal funds purchased and securities loaned or sold under agreements to repurchase primarily driven by funding needs in the FICC businesses within Global Markets, an increase in long-term debt due to valuation adjustments, higher deposits as a result of continued growth in our Consumer Banking and Global Banking businesses, higher trading account liabilities in FICC to facilitate expected client demand, and an increase in other short-term borrowings as a result of higher Federal Home Loan Bank (FHLB) advances. Shareholders’ equity increased $3.1 billion from December 31, 2018 primarily due to net income, market value increases on debt securities and issuances of preferred stock, partially offset by returns of capital to shareholders through common stock repurchases and common and preferred stock dividends, and the redemption of preferred stock.
Net Interest Income
Net interest income increased $126 million to $12.2 billion, and $1.1 billion to $36.8 billion for the three and nine months ended September 30, 2019 compared to the same periods in 2018. Net interest yield on a fully taxable-equivalent (FTE) basis decreased 4 basis points (bps) to 2.41 percent, and increased 2 bps to 2.45 percent for the same periods. The increase in net interest income for both periods was primarily driven by loan and deposit growth, and for the three-month period, partially offset by lower interest rates. The increase in the nine-month period was also due to higher short-end interest rates. Both long- and short-term interest rates have declined during 2019. We expect net interest income for 2019 to grow approximately one percent as compared to 2018. This reflects the expectation for another short-end rate cut in the fourth quarter of 2019, that long-end interest rates remain flat compared to September 30, 2019 and economic conditions remain stable. For more information on net interest yield and the FTE basis, see Supplemental Financial Data on page 6, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 43.

Bank of America 4

Noninterest Income

Table 2	Noninterest Income

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2019	2018	2019	2018
Fees and commissions:
Card income		$1,465	$1,417	$4,286	$4,302
Service charges		1,975	1,961	5,717	5,836
Investment and brokerage services		3,494	3,494	10,324	10,616
Investment banking fees		1,533	1,204	4,168	3,979
Total fees and commissions		8,467	8,076	24,495	24,733
Trading account income		1,707	1,717	6,390	6,421
Other income		446	870	1,259	1,531
Total noninterest income		$10,620	$10,663	$32,144	$32,685
Noninterest income decreased $43 million to $10.6 billion, and decreased $541 million to $32.1 billion for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The following highlights the significant changes.

●
Service charges were relatively unchanged for the three-month period and decreased $119 million for the nine-month period primarily driven by lower treasury fees in Global Banking as well as lower fees due to policy changes and lower ATM volume in Consumer Banking.

•
Investment and brokerage services income was unchanged for the three-month period and decreased $292 million for the nine-month period. The decline was primarily due to lower transactional revenue and a decrease in assets under management (AUM) pricing, partially offset by the positive impact of AUM flows.

●
Investment banking fees increased $329 million for the three-month period due to increases in advisory and debt underwriting fees, and increased $189 million for the nine-month period due to increases in advisory and equity underwriting fees, partially offset by decreases in debt underwriting.

●
Other income decreased $424 million and $272 million for the three- and nine-month periods primarily due to an equity investment gain in the prior-year period and lower gains on sales of debt securities. Also, the prior-year nine-month period included a $729 million charge related to the redemption of certain trust preferred securities, partially offset by a $572 million gain from the sale of certain non-core mortgage loans.

Provision for Credit Losses
The provision for credit losses increased $63 million to $779 million, and $272 million to $2.6 billion for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The increases  were driven by commercial, primarily as a result of energy reserve releases in the prior-year periods, partially offset by a decrease in consumer, primarily driven by the impact of recoveries recorded in connection with sales of previously charged-off non-core consumer real estate loans. For more information on the provision for credit losses, see Provision for Credit Losses on page 39.
Noninterest Expense

Table 3	Noninterest Expense

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2019	2018	2019	2018
Compensation and benefits		$7,779	$7,721	$24,000	$24,145
Occupancy and equipment		1,663	1,589	4,908	4,787
Information processing and communications		1,163	1,113	3,484	3,399
Product delivery and transaction related		696	687	2,067	2,149
Marketing		440	421	1,410	1,161
Professional fees		386	439	1,155	1,219
Other general operating		3,042	1,044	4,637	3,220
Total noninterest expense		$15,169	$13,014	$41,661	$40,080
Noninterest expense increased $2.2 billion to $15.2 billion and $1.6 billion to $41.7 billion for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The increase in both periods was primarily due to the aforementioned impairment charge of $2.1 billion, increased costs associated with investment in the businesses, including brand-related marketing costs, and higher litigation expense, partially offset by efficiency savings, lower Federal Deposit Insurance Corporation (FDIC) expense and lower amortization of intangibles expense.

5 Bank of America

Income Tax Expense

Table 4	Income Tax Expense

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2019	2018	2019	2018
Income before income taxes		$6,859	$8,994	$24,585	$25,886
Income tax expense		1,082	1,827	4,149	5,017
Effective tax rate		15.8%	20.3%	16.9%	19.4%
The effective tax rates for the three and nine months ended September 30, 2019 reflect the impact of our recurring tax preference benefits and discrete tax benefits primarily related to the resolution of various tax matters. The nine-month effective rate also included tax benefits related to stock-based compensation.
The effective tax rates for the three and nine months ended September 30, 2018 reflect the impact of our recurring tax preference benefits. The nine-month effective rate also included tax benefits related to stock-based compensation.
We expect the effective tax rate for the fourth quarter of 2019 to be approximately 19 percent, absent unusual items.
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
We also evaluate our business based on certain ratios that utilize tangible equity, a non-GAAP financial measure. Tangible equity represents shareholders’ equity or common shareholders’ equity reduced by goodwill and intangible assets (excluding mortgage servicing rights (MSRs)), net of related deferred tax liabilities ("adjusted" shareholders' equity or common shareholders' equity). These measures are used to evaluate our use of equity. In addition, profitability, relationship and investment models use both return on average tangible common shareholders’ equity and return on average tangible shareholders’ equity as key measures to support our overall growth goals. These ratios are as follows:

●
Return on average tangible common shareholders’ equity measures our net income applicable to common shareholders as a percentage of adjusted average common shareholders’ equity. The tangible common equity ratio represents adjusted ending common shareholders’ equity divided by total tangible assets.

●
Return on average tangible shareholders' equity measures our net income as a percentage of adjusted average total shareholders’ equity. The tangible equity ratio represents adjusted ending shareholders’ equity divided by total tangible assets.

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
The aforementioned supplemental data and performance measures are presented in Tables 5.
For more information on the reconciliation of these non-GAAP financial measures to the corresponding GAAP financial measures, see Non-GAAP Reconciliations on page 45.

Bank of America 6

Table 5	Selected Financial Data

	2019 Quarters			2018 Quarters		Nine-Month Period
(In millions, except per share information)	Third	Second	First	Fourth	Third	2019	2018
Income statement
Net interest income	$12,187	$12,189	$12,375	$12,504	$12,061	$36,751	$35,658
Noninterest income	10,620	10,895	10,629	10,173	10,663	32,144	32,685
Total revenue, net of interest expense	22,807	23,084	23,004	22,677	22,724	68,895	68,343
Provision for credit losses	779	857	1,013	905	716	2,649	2,377
Noninterest expense	15,169	13,268	13,224	13,074	13,014	41,661	40,080
Income before income taxes	6,859	8,959	8,767	8,698	8,994	24,585	25,886
Income tax expense	1,082	1,611	1,456	1,420	1,827	4,149	5,017
Net income	5,777	7,348	7,311	7,278	7,167	20,436	20,869
Net income applicable to common shareholders	5,272	7,109	6,869	7,039	6,701	19,250	19,657
Average common shares issued and outstanding	9,303.6	9,523.2	9,725.9	9,855.8	10,031.6	9,516.2	10,177.5
Average diluted common shares issued and outstanding	9,353.0	9,559.6	9,787.3	9,996.0	10,170.8	9,565.7	10,317.9
Performance ratios
Return on average assets	0.95%	1.23%	1.26%	1.24%	1.23%	1.14%	1.20%
Four-quarter trailing return on average assets (1)	1.17	1.24	1.22	1.21	1.00	n/a	n/a
Return on average common shareholders’ equity	8.48	11.62	11.42	11.57	10.99	10.49	10.86
Return on average tangible common shareholders’ equity (2)	11.84	16.24	16.01	16.29	15.48	14.67	15.30
Return on average shareholders’ equity	8.48	11.00	11.14	10.95	10.74	10.19	10.52
Return on average tangible shareholders’ equity (2)	11.43	14.88	15.10	14.90	14.61	13.78	14.31
Total ending equity to total ending assets	11.06	11.33	11.23	11.27	11.21	11.06	11.21
Total average equity to total average assets	11.21	11.17	11.28	11.30	11.42	11.22	11.42
Dividend payout	31.48	19.95	21.20	20.90	22.35	23.56	20.10
Per common share data
Earnings	$0.57	$0.75	$0.71	$0.71	$0.67	2.02	1.93
Diluted earnings	0.56	0.74	0.70	0.70	0.66	2.01	1.91
Dividends paid	0.18	0.15	0.15	0.15	0.15	0.48	0.39
Book value	26.96	26.41	25.57	25.13	24.33	26.96	24.33
Tangible book value (2)	19.26	18.92	18.26	17.91	17.23	19.26	17.23
Market capitalization, at period end	$264,842	$270,935	$263,992	$238,251	$290,424	$264,842	$290,424
Average balance sheet
Total loans and leases	$964,733	$950,525	$944,020	$934,721	$930,736
Total assets	2,412,223	2,399,051	2,360,992	2,334,586	2,317,829
Total deposits	1,375,052	1,375,450	1,359,864	1,344,951	1,316,345
Long-term debt	202,620	201,007	196,726	201,056	203,239
Common shareholders’ equity	246,630	245,438	243,891	241,372	241,812
Total shareholders’ equity	270,430	267,975	266,217	263,698	264,653
Asset quality
Allowance for credit losses (3)	$10,242	$10,333	$10,379	$10,398	$10,526
Nonperforming loans, leases and foreclosed properties (4)	3,723	4,452	5,145	5,244	5,449
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (4)	0.98%	1.00%	1.02%	1.02%	1.05%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (4)	271	228	197	194	189
Net charge-offs	$811	$887	$991	$924	$932
Annualized net charge-offs as a percentage of average loans and leases outstanding (4)	0.34%	0.38%	0.43%	0.39%	0.40%
Capital ratios at period end (5)
Common equity tier 1 capital	11.4%	11.7%	11.6%	11.6%	11.4%
Tier 1 capital	12.9	13.3	13.1	13.2	12.9
Total capital	15.1	15.4	15.2	15.1	14.7
Tier 1 leverage	8.2	8.4	8.4	8.4	8.3
Supplementary leverage ratio	6.6	6.8	6.8	6.8	6.7
Tangible equity (2)	8.4	8.7	8.5	8.6	8.5
Tangible common equity (2)	7.4	7.6	7.6	7.6	7.5
Total loss-absorbing capacity and long-term debt metrics (6)
Total loss-absorbing capacity to risk-weighted assets	24.8%	25.5%	24.8%
Total loss-absorbing capacity to supplementary leverage exposure	12.7	13.0	12.8
Eligible long-term debt to risk-weighted assets	11.4	11.8	11.4
Eligible long-term debt to supplementary leverage exposure	5.8	6.0	5.9

(1)	Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.

(2)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios, see Supplemental Financial Data on page 6 and for corresponding reconciliations to the most closely related financial measures defined by GAAP, see Non-GAAP Reconciliations on page 45.

(3)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(4)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 32 and corresponding Table 27 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 35 and corresponding Table 34.

(5)	For additional information, including which approach is used to assess capital adequacy, see Capital Management on page 20.

(6)	Effective January 1, 2019, the Corporation became subject to minimum total loss-absorbing capacity and long-term debt requirements. For more information, see Capital Management on page 20.
n/a = not applicable

7 Bank of America

Table 6	Quarterly Average Balances and Interest Rates - FTE Basis

(Dollars in millions)	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
	Third Quarter 2019			Third Quarter 2018
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$122,033	$453	1.47%	$144,411	$523	1.44%
Time deposits placed and other short-term investments	9,863	47	1.87	8,328	48	2.26
Federal funds sold and securities borrowed or purchased under agreements to resell	269,129	1,242	1.83	241,426	799	1.31
Trading account assets	157,818	1,338	3.37	128,896	1,195	3.68
Debt securities	447,126	2,856	2.56	445,813	3,014	2.66
Loans and leases (2):
Residential mortgage	224,084	1,937	3.46	209,460	1,857	3.54
Home equity	43,616	552	5.03	53,050	656	4.91
U.S. credit card	94,370	2,581	10.85	94,710	2,435	10.20
Direct/Indirect and other consumer (3)	90,813	824	3.59	91,828	787	3.40
Total consumer	452,883	5,894	5.18	449,048	5,735	5.08
U.S. commercial	324,436	3,279	4.01	303,680	3,034	3.97
Non-U.S. commercial	105,003	905	3.42	96,019	831	3.43
Commercial real estate (4)	62,185	687	4.38	60,754	682	4.45
Commercial lease financing	20,226	182	3.58	21,235	173	3.25
Total commercial	511,850	5,053	3.92	481,688	4,720	3.89
Total loans and leases	964,733	10,947	4.51	930,736	10,455	4.46
Other earning assets	68,018	1,181	6.90	72,827	1,082	5.91
Total earning assets	2,038,720	18,064	3.52	1,972,437	17,116	3.45
Cash and due from banks	25,588			25,639
Other assets, less allowance for loan and lease losses	347,915			319,753
Total assets	$2,412,223			$2,317,829
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$51,277	$1	0.01%	$53,929	$1	0.01%
NOW and money market deposit accounts	741,602	1,172	0.63	680,285	737	0.43
Consumer CDs and IRAs	49,811	136	1.08	39,160	40	0.41
Negotiable CDs, public funds and other deposits	63,936	354	2.19	54,192	275	2.01
Total U.S. interest-bearing deposits	906,626	1,663	0.73	827,566	1,053	0.50
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	1,721	5	1.13	2,353	12	2.06
Governments and official institutions	188	—	0.02	709	—	0.01
Time, savings and other	70,234	212	1.20	63,179	165	1.04
Total non-U.S. interest-bearing deposits	72,143	217	1.19	66,241	177	1.07
Total interest-bearing deposits	978,769	1,880	0.76	893,807	1,230	0.55
Federal funds purchased, securities loaned or sold under agreements to repurchase, short-term borrowings and other interest-bearing liabilities	280,123	1,876	2.66	264,168	1,526	2.30
Trading account liabilities	45,750	303	2.63	50,904	335	2.60
Long-term debt	202,620	1,670	3.28	203,239	1,813	3.55
Total interest-bearing liabilities	1,507,262	5,729	1.51	1,412,118	4,904	1.38
Noninterest-bearing sources:
Noninterest-bearing deposits	396,283			422,538
Other liabilities (5)	238,248			218,520
Shareholders’ equity	270,430			264,653
Total liabilities and shareholders’ equity	$2,412,223			$2,317,829
Net interest spread			2.01%			2.07%
Impact of noninterest-bearing sources			0.40			0.38
Net interest income/yield on earning assets (6)		$12,335	2.41%		$12,212	2.45%

(1)	Includes the impact of interest rate risk management contracts. For additional information, see Interest Rate Risk Management for the Banking Book on page 43.

(2)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.

(3)	Includes non-U.S. consumer loans of $2.9 billion and $2.8 billion for the third quarter of 2019 and 2018.

(4)	Includes U.S. commercial real estate loans of $57.6 billion and $56.8 billion, and non-U.S. commercial real estate loans of $4.5 billion and $4.0 billion for the third quarter of 2019 and 2018.

(5)	Includes $38.1 billion and $30.3 billion of structured notes and liabilities for the third quarter of 2019 and 2018.

(6)	Net interest income includes FTE adjustments of $148 million and $151 million for the third quarter of 2019 and 2018.

Bank of America 8

Table 7	Year-to-Date Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
	Nine Months Ended September 30
(Dollars in millions)	2019			2018
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$126,416	$1,454	1.54%	$143,229	$1,432	1.34%
Time deposits placed and other short-term investments	9,377	167	2.38	9,700	157	2.16
Federal funds sold and securities borrowed or purchased under agreements to resell	274,822	3,746	1.82	247,183	2,130	1.15
Trading account assets	148,368	4,016	3.62	130,931	3,574	3.65
Debt securities	445,104	9,051	2.71	436,080	8,729	2.62
Loans and leases (2):
Residential mortgage	216,744	5,698	3.51	206,808	5,437	3.51
Home equity	45,735	1,732	5.06	54,941	1,939	4.72
U.S. credit card	94,333	7,622	10.80	94,222	7,046	10.00
Direct/Indirect and other consumer (3)	90,567	2,475	3.65	93,568	2,281	3.26
Total consumer	447,379	17,527	5.23	449,539	16,703	4.96
U.S. commercial	319,621	10,010	4.19	302,981	8,734	3.85
Non-U.S. commercial	103,625	2,685	3.46	98,246	2,385	3.25
Commercial real estate (4)	61,612	2,109	4.58	60,218	1,915	4.25
Commercial lease financing	20,932	550	3.50	21,501	516	3.20
Total commercial	505,790	15,354	4.06	482,946	13,550	3.75
Total loans and leases	953,169	32,881	4.61	932,485	30,253	4.34
Other earning assets	67,431	3,445	6.83	78,431	3,113	5.31
Total earning assets	2,024,687	54,760	3.61	1,978,039	49,388	3.34
Cash and due from banks	25,787			25,746
Other assets, less allowance for loan and lease losses	340,469			318,314
Total assets	$2,390,943			$2,322,099
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$52,604	$4	0.01%	$54,800	$4	0.01%
NOW and money market deposit accounts	736,613	3,557	0.65	667,851	1,679	0.34
Consumer CDs and IRAs	45,688	315	0.92	40,134	109	0.36
Negotiable CDs, public funds and other deposits	66,618	1,129	2.27	46,507	629	1.81
Total U.S. interest-bearing deposits	901,523	5,005	0.74	809,292	2,421	0.40
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	2,044	16	1.03	2,309	32	1.88
Governments and official institutions	182	—	0.06	990	—	0.01
Time, savings and other	67,740	619	1.22	65,264	480	0.98
Total non-U.S. interest-bearing deposits	69,966	635	1.21	68,563	512	1.00
Total interest-bearing deposits	971,489	5,640	0.78	877,855	2,933	0.45
Federal funds purchased, securities loaned or sold under agreements to repurchase, short-term borrowings and other interest-bearing liabilities	274,550	5,725	2.79	272,192	4,123	2.03
Trading account liabilities	46,122	967	2.80	52,815	1,040	2.63
Long-term debt	200,139	5,227	3.49	200,178	5,179	3.45
Total interest-bearing liabilities	1,492,300	17,559	1.57	1,403,040	13,275	1.26
Noninterest-bearing sources:
Noninterest-bearing deposits	398,689			426,972
Other liabilities (5)	231,731			226,985
Shareholders’ equity	268,223			265,102
Total liabilities and shareholders’ equity	$2,390,943			$2,322,099
Net interest spread			2.04%			2.08%
Impact of noninterest-bearing sources			0.41			0.35
Net interest income/yield on earning assets (6)		$37,201	2.45%		$36,113	2.43%

(1)	Includes the impact of interest rate risk management contracts. For additional information, see Interest Rate Risk Management for the Banking Book on page 43.

(2)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.

(3)	Includes non-U.S. consumer loans of $2.9 billion for both the nine months ended September 30, 2019 and 2018.

(4)
Includes U.S. commercial real estate loans of $57.0 billion and $56.2 billion, and non-U.S. commercial real estate loans of $4.6 billion and $4.0 billion for the nine months ended September 30, 2019 and 2018.

(5)	Includes $34.9 billion and $30.6 billion of structured notes and liabilities for the nine months ended September 30, 2019 and 2018.

(6)	Net interest income includes FTE adjustments of $450 million and $455 million for the nine months ended September 30, 2019 and 2018.

9 Bank of America

Business Segment Operations
Segment Description and Basis of Presentation
We report our results of operations through the following four business segments: Consumer Banking, GWIM, Global Banking and Global Markets, with the remaining operations recorded in All Other. We manage our segments and report their results on an FTE basis. We periodically review capital allocated to our businesses and allocate capital annually during the strategic and capital planning processes. We utilize a methodology that considers the effect of regulatory capital requirements in addition to internal risk-based capital models. Our internal risk-based capital models use a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk on page 20. The capital allocated to the business segments is referred to as allocated capital. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. For more information, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.
For more information on our presentation of financial information on an FTE basis, see Supplemental Financial Data on page 6, and for reconciliations to consolidated total revenue, net income and period-end total assets, see Note 18 – Business Segment Information to the Consolidated Financial Statements.
Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
	Three Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018	2019	2018	% Change
Net interest income	$4,197	$4,052	$2,834	$2,792	$7,031	$6,844	3%
Noninterest income:
Card income	(11)	(10)	1,300	1,247	1,289	1,237	4
Service charges	1,096	1,098	1	—	1,097	1,098	—
All other income	233	189	74	74	307	263	17
Total noninterest income	1,318	1,277	1,375	1,321	2,693	2,598	4
Total revenue, net of interest expense	5,515	5,329	4,209	4,113	9,724	9,442	3

Provision for credit losses	84	48	833	822	917	870	5
Noninterest expense	2,651	2,620	1,742	1,705	4,393	4,325	2
Income before income taxes	2,780	2,661	1,634	1,586	4,414	4,247	4
Income tax expense	681	678	400	404	1,081	1,082	—
Net income	$2,099	$1,983	$1,234	$1,182	$3,333	$3,165	5

Effective tax rate (1)					24.5%	25.5%

Net interest yield	2.37%	2.34%	3.76%	3.95%	3.77	3.77
Return on average allocated capital	69	66	20	19	36	34
Efficiency ratio	48.08	49.17	41.38	41.45	45.18	45.81

Balance Sheet
	Three Months Ended September 30
Average	2019	2018	2019	2018	2019	2018	% Change
Total loans and leases	$5,405	$5,269	$298,428	$279,725	$303,833	$284,994	7%
Total earning assets (2)	703,889	685,653	299,041	280,637	739,765	720,643	3
Total assets (2)	735,844	713,942	308,991	291,370	781,670	759,665	3
Total deposits	703,562	681,726	5,711	5,804	709,273	687,530	3
Allocated capital	12,000	12,000	25,000	25,000	37,000	37,000	—

(1)	Estimated at the segment level only.

(2)
In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.

Bank of America 10

	Deposits		Consumer Lending		Total Consumer Banking
	Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018	2019	2018	% Change
Net interest income	$12,867	$11,658	$8,386	$8,256	$21,253	$19,914	7%
Noninterest income:
Card income	(24)	(25)	3,778	3,788	3,754	3,763	—
Service charges	3,162	3,213	1	1	3,163	3,214	(2)
All other income	673	510	230	255	903	765	18
Total noninterest income	3,811	3,698	4,009	4,044	7,820	7,742	1
Total revenue, net of interest expense	16,678	15,356	12,395	12,300	29,073	27,656	5

Provision for credit losses	173	135	2,665	2,614	2,838	2,749	3
Noninterest expense	7,956	7,986	5,201	5,255	13,157	13,241	(1)
Income before income taxes	8,549	7,235	4,529	4,431	13,078	11,666	12
Income tax expense	2,094	1,845	1,110	1,130	3,204	2,975	8
Net income	$6,455	$5,390	$3,419	$3,301	$9,874	$8,691	14

Effective tax rate (1)					24.5%	25.5%

Net interest yield	2.46%	2.29%	3.83%	3.98%	3.87	3.72
Return on average allocated capital	72	60	18	18	36	31
Efficiency ratio	47.70	52.01	41.97	42.72	45.26	47.88

Balance Sheet
	Nine Months Ended September 30
Average	2019	2018	2019	2018	2019	2018	% Change
Total loans and leases	$5,351	$5,211	$292,188	$276,556	$297,539	$281,767	6%
Total earning assets (2)	699,907	681,914	292,641	277,295	734,976	716,467	3
Total assets (2)	731,528	709,997	302,862	288,224	776,818	755,479	3
Total deposits	699,217	677,684	5,242	5,595	704,459	683,279	3
Allocated capital	12,000	12,000	25,000	25,000	37,000	37,000	—

Period end	September 30 2019	December 31 2018	September 30 2019	December 31 2018	September 30 2019	December 31 2018	% Change
Total loans and leases	$5,447	$5,470	$302,478	$288,865	$307,925	$294,335	5%
Total earning assets (2)	711,024	694,672	303,195	289,249	747,251	728,813	3
Total assets (2)	742,583	724,019	313,128	299,970	788,743	768,881	3
Total deposits	710,149	691,666	5,566	4,480	715,715	696,146	3
See page 10 for footnotes.
Consumer Banking, which is comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. For more information about Consumer Banking, including our Deposits and Consumer Lending businesses, see Business Segment Operations in the MD&A of the Corporation’s 2018 Annual Report on Form 10-K.
Consumer Banking Results
Three-Month Comparison
Net income for Consumer Banking increased $168 million to $3.3 billion primarily driven by higher revenue, partially offset by higher noninterest expense. Net interest income increased $187 million to $7.0 billion primarily due to growth in deposits and loans. Noninterest income increased $95 million to $2.7 billion driven by higher results from asset and liability management (ALM) activities and higher card income.
The provision for credit losses increased $47 million to $917 million. Noninterest expense increased $68 million to $4.4 billion primarily driven by continued investment in the business, including increases in primary sales professionals, combined with investments in new and renovated financial centers and digital capabilities. These increases were largely offset by operating efficiencies and lower FDIC expense.
The return on average allocated capital was 36 percent, up from 34 percent, driven by higher net income. For additional information on capital allocations, see Business Segment Operations on page 10.

Nine-Month Comparison
Net income for Consumer Banking increased $1.2 billion to $9.9 billion primarily driven by higher revenue and lower noninterest expense. Net interest income increased $1.3 billion to $21.3 billion primarily due to growth in deposits and loans. Noninterest income increased $78 million to $7.8 billion driven by higher results from ALM activities, largely offset by lower mortgage banking income and lower service charges.
The provision for credit losses increased $89 million to $2.8 billion due primarily to portfolio seasoning in the U.S. credit card portfolio. Noninterest expense decreased $84 million to $13.2 billion primarily driven by lower FDIC expense and operating efficiencies, largely offset by continued investment in the business.
The return on average allocated capital was 36 percent, up from 31 percent, driven by higher net income.
Deposits
Three-Month Comparison
Net income for Deposits increased $116 million to $2.1 billion driven by higher revenue. Net interest income increased $145 million to $4.2 billion primarily due to growth in deposits and pricing discipline. Noninterest income of $1.3 billion increased $41 million driven by higher results from ALM activities.
The provision for credit losses increased $36 million to $84 million. Noninterest expense increased $31 million to $2.7 billion primarily driven by continued investment in the business largely offset by lower FDIC expense and operating efficiencies.

11 Bank of America

Average deposits increased $21.8 billion to $703.6 billion driven by strong organic growth. Growth in checking and time deposits of $27.4 billion was partially offset by a decline in money market savings and traditional savings of $5.4 billion.
Nine-Month Comparison
Net income for Deposits increased $1.1 billion to $6.5 billion driven by higher revenue. Net interest income increased $1.2 billion to $12.9 billion primarily driven by the same factors as described in the three-month discussion. Noninterest income increased $113 million to $3.8 billion primarily driven by higher results from ALM activities, partially offset by lower service charges.
The provision for credit losses increased $38 million to $173 million. Noninterest expense decreased $30 million to $8.0 billion primarily driven by lower FDIC expense and operating efficiencies, partially offset by continued investment in the business.
Average deposits increased $21.5 billion to $699.2 billion driven by strong organic growth. Growth in checking and time deposits of $24.6 billion was partially offset by a decline in traditional savings and money market savings of $2.9 billion.

Key Statistics – Deposits

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Total deposit spreads (excludes noninterest costs) (1)	2.35%	2.19%	2.38%	2.10%

Period end
Consumer investment assets (in millions) (2)			$223,199	$203,882
Active digital banking users (units in thousands) (3)			37,981	36,174
Active mobile banking users (units in thousands)			28,703	25,990
Financial centers			4,302	4,385
ATMs			16,626	16,089

(1)	Includes deposits held in Consumer Lending.

(2)	Includes client brokerage assets, certain deposit sweep balances and AUM in Consumer Banking.

(3)	Active digital banking users represents mobile and/or online users.
Consumer investment assets increased $19.3 billion driven by strong client flows, partially offset by market declines. Active mobile banking users increased 2.7 million reflecting continuing changes in our customers’ banking preferences. The number of financial centers declined by a net 83 reflecting changes in customer preferences to self-service options as we continue to optimize our consumer banking network and improve our cost to serve.
Consumer Lending
Three-Month Comparison
Net income for Consumer Lending increased $52 million to $1.2 billion driven by higher revenue, partially offset by higher noninterest expense. Net interest income increased $42 million to $2.8 billion driven by loan growth. Noninterest income increased $54 million to $1.4 billion driven by higher card income.
The provision for credit losses increased $11 million to $833 million. Noninterest expense increased $37 million to $1.7 billion primarily driven by continued investment in the business.

Average loans increased $18.7 billion to $298.4 billion primarily driven by an increase in residential mortgages, partially offset by lower home equity loans.
Nine-Month Comparison
Net income for Consumer Lending increased $118 million to $3.4 billion driven by higher net interest income and lower noninterest expense, partially offset by lower noninterest income. Net interest income increased $130 million to $8.4 billion driven by loan growth. Noninterest income decreased $35 million to $4.0 billion primarily driven by lower mortgage banking income and lower card income.
The provision for credit losses increased $51 million to $2.7 billion primarily driven by portfolio seasoning in the U.S. credit card portfolio. Noninterest expense decreased $54 million to $5.2 billion primarily driven by operating efficiencies.
Average loans increased $15.6 billion to $292.2 billion primarily driven by increases in residential mortgages and U.S. credit card, partially offset by lower home equity loans.

Key Statistics – Consumer Lending

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Total U.S. credit card (1)
Gross interest yield	10.85%	10.20%	10.80%	10.00%
Risk-adjusted margin	8.46	8.08	8.14	8.09
New accounts (in thousands)	1,172	1,116	3,274	3,496
Purchase volumes	$71,096	$66,490	$204,135	$194,658
Debit card purchase volumes (2)	$90,942	$85,529	$267,204	$250,715

(1)	In addition to the U.S. credit card portfolio in Consumer Banking, the remaining U.S. credit card portfolio is in GWIM.
(2) Historical information has been restated for Original Credit Transaction volume.

During the three and nine months ended September 30, 2019, total U.S. credit card risk-adjusted margin increased 38 bps and 5 bps compared to the same periods in 2018, primarily driven by a portfolio shift away from promotional-rate loans. During the three and nine months ended September 30, 2019, total U.S.

credit card purchase volumes increased $4.6 billion to $71.1 billion and $9.5 billion to $204.1 billion compared to the same periods in 2018, and debit card purchase volumes increased $5.4 billion to $90.9 billion and $16.5 billion to $267.2 billion, reflecting higher levels of consumer spending.

Bank of America 12

Key Statistics – Loan Production (1)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Total (2):
First mortgage	$20,664	$10,682	$50,353	$31,778
Home equity	2,539	3,399	8,132	11,229
Consumer Banking:
First mortgage	$13,622	$7,208	$34,534	$21,053
Home equity	2,219	3,053	7,109	10,042

(1)	The loan production amounts represent the unpaid principal balance of loans and, in the case of home equity, the principal amount of the total line of credit.

(2)	In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations in Consumer Banking and for the total Corporation increased $6.4 billion and $10.0 billion for the three months ended September 30, 2019 compared to the same period in 2018 primarily driven by a lower interest rate environment driving higher first-lien mortgage refinances. First mortgage loan originations in Consumer Banking and for the total Corporation increased $13.5 billion and $18.6 billion for the nine months ended September 30, 2019 compared to the same period in 2018 primarily driven by the same factor as described in the three-month discussion.
Home equity production in Consumer Banking and for the total Corporation decreased $834 million and $860 million for the three months ended September 30, 2019 and $2.9 billion and $3.1 billion for the nine months ended September 30, 2019 primarily driven by lower demand.
Global Wealth & Investment Management

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2019	2018	% Change	2019	2018	% Change
Net interest income	$1,609	$1,531	5%	$4,917	$4,653	6%
Noninterest income:
Investment and brokerage services	3,001	3,004	—	8,805	8,981	(2)
All other income	294	282	4	902	780	16
Total noninterest income	3,295	3,286	—	9,707	9,761	(1)
Total revenue, net of interest expense	4,904	4,817	2	14,624	14,414	1

Provision for credit losses	37	13	n/m	63	63	—
Noninterest expense	3,413	3,443	(1)	10,300	10,451	(1)
Income before income taxes	1,454	1,361	7	4,261	3,900	9
Income tax expense	356	347	3	1,044	994	5
Net income	$1,098	$1,014	8	$3,217	$2,906	11

Effective tax rate	24.5%	25.5%		24.5%	25.5%

Net interest yield	2.30	2.37		2.35	2.41
Return on average allocated capital	30	28		30	27
Efficiency ratio	69.60	71.48		70.43	72.50

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2019	2018	% Change	2019	2018	% Change
Total loans and leases	$170,414	$161,869	5%	$167,069	$160,609	4%
Total earning assets	277,349	256,286	8	279,790	258,046	8
Total assets	289,447	273,582	6	292,102	275,183	6
Total deposits	254,449	238,291	7	256,708	239,176	7
Allocated capital	14,500	14,500	—	14,500	14,500	—

Period end				September 30 2019	December 31 2018	% Change
Total loans and leases				$172,677	$164,854	5%
Total earning assets				275,884	287,199	(4)
Total assets				288,317	305,907	(6)
Total deposits				252,466	268,700	(6)
n/m = not meaningful

13 Bank of America

GWIM consists of two primary businesses: Merrill Lynch Global Wealth Management (MLGWM) and Bank of America Private Bank. For more information about GWIM, see Business Segment Operations in the MD&A of the Corporation’s 2018 Annual Report on Form 10-K.
Three-Month Comparison
Net income for GWIM increased $84 million to $1.1 billion due to higher revenue and lower noninterest expense. The operating margin was 30 percent compared to 28 percent a year ago.
Net interest income increased $78 million to $1.6 billion due to growth in deposits and loans.
Noninterest income, which primarily includes investment and brokerage services income, increased $9 million to $3.3 billion. The increase was driven by the impact of positive AUM flows and higher average market valuations compared to the same period in 2018, largely offset by lower AUM pricing and transactional revenue.
Noninterest expense decreased $30 million to $3.4 billion, as investments for business growth were more than offset by lower amortization of intangibles and FDIC expense.
The return on average allocated capital was 30 percent, up from 28 percent, due to higher net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 10.
MLGWM revenue of $4.1 billion increased three percent, reflecting higher net interest income and asset management fees.

Bank of America Private Bank revenue of $851 million decreased two percent primarily due to lower net interest income.
Nine-Month Comparison
Net income for GWIM increased $311 million to $3.2 billion due to higher revenue and lower noninterest expense. The operating margin was 29 percent compared to 27 percent a year ago.
Net interest income increased $264 million to $4.9 billion due to the same factors as described in the three-month discussion.
Noninterest income, which primarily includes investment and brokerage services income, decreased $54 million to $9.7 billion. The decrease was primarily driven by declines in AUM pricing and transactional revenue, partially offset by the impact of positive AUM flows.
Noninterest expense decreased $151 million to $10.3 billion due to the same factors as described in the three-month section.
The return on average allocated capital was 30 percent, up from 27 percent, due to higher net income.
MLGWM revenue of $12.1 billion increased two percent primarily driven by higher net interest income and the impact of higher AUM flows, partially offset by lower transactional volumes and AUM pricing.
Bank of America Private Bank revenue of $2.6 billion decreased one percent due to the same factor as described in the three-month section.

Key Indicators and Metrics

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except as noted)	2019	2018	2019	2018
Revenue by Business
Merrill Lynch Global Wealth Management	$4,053	$3,951	$12,065	$11,834
Bank of America Private Bank	851	866	2,559	2,580
Total revenue, net of interest expense	$4,904	$4,817	$14,624	$14,414

Client Balances by Business, at period end
Merrill Lynch Global Wealth Management			$2,443,614	$2,385,479
Bank of America Private Bank			462,347	455,894
Total client balances			$2,905,961	$2,841,373

Client Balances by Type, at period end
Assets under management (1)			$1,212,120	$1,182,504
Brokerage and other assets			1,305,926	1,292,219
Deposits			252,466	239,654
Loans and leases (2)			175,579	165,125
Less: Managed deposits in assets under management (1)			(40,130)	(38,129)
Total client balances			$2,905,961	$2,841,373

Assets Under Management Rollforward (1)
Assets under management, beginning of period	$1,203,783	$1,138,500	$1,072,234	$1,121,383
Net client flows	5,529	8,202	16,721	40,080
Market valuation/other	2,808	35,802	123,165	21,041
Total assets under management, end of period	$1,212,120	$1,182,504	$1,212,120	$1,182,504

Associates, at period end
Number of financial advisors			17,657	17,456
Total wealth advisors, including financial advisors			19,672	19,343
Total primary sales professionals, including financial advisors and wealth advisors			20,775	20,466

Merrill Lynch Global Wealth Management Metric
Financial advisor productivity (in thousands)	$1,096	$1,035	$1,073	$1,030

Bank of America Private Bank Metric, at period end
Primary sales professionals			1,811	1,711

(1)	AUM includes deposits that are managed within investment accounts.

(2)	Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.
Client Balances
Client balances increased $64.6 billion, or two percent, to $2.9 trillion at September 30, 2019 compared to September 30, 2018. The increase in client balances was primarily due to positive net flows over the last year and higher market valuations.

Bank of America 14

Global Banking

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2019	2018	% Change	2019	2018	% Change
Net interest income	$2,617	$2,726	(4%)	$8,116	$8,144	—%
Noninterest income:
Service charges	763	753	1	2,225	2,285	(3)
Investment banking fees	902	644	40	2,328	2,130	9
All other income	930	700	33	2,673	2,273	18
Total noninterest income	2,595	2,097	24	7,226	6,688	8
Total revenue, net of interest expense	5,212	4,823	8	15,342	14,832	3

Provision for credit losses	120	(70)	n/m	356	(77)	n/m
Noninterest expense	2,220	2,142	4	6,697	6,618	1
Income before income taxes	2,872	2,751	4	8,289	8,291	—
Income tax expense	775	714	9	2,238	2,154	4
Net income	$2,097	$2,037	3	$6,051	$6,137	(1)

Effective tax rate	27.0%	26.0%		27.0%	26.0%

Net interest yield	2.69	2.99		2.84	3.00
Return on average allocated capital	20	20		20	20
Efficiency ratio	42.58	44.42		43.65	44.62

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2019	2018	% Change	2019	2018	% Change
Total loans and leases	$377,109	$352,712	7%	$373,275	$353,167	6%
Total earning assets	385,999	362,316	7	382,711	362,910	5
Total assets	441,186	423,643	4	437,570	423,355	3
Total deposits	360,457	337,685	7	357,413	328,484	9
Allocated capital	41,000	41,000	—	41,000	41,000	—

Period end				September 30 2019	December 31 2018	% Change
Total loans and leases				$377,658	$365,717	3%
Total earning assets				397,589	377,812	5
Total assets				452,642	442,330	2
Total deposits				371,887	360,248	3
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
Three-Month Comparison
Net income for Global Banking increased $60 million to $2.1 billion primarily driven by higher revenue partially offset by higher provision for credit losses and noninterest expense.
Revenue increased $389 million to $5.2 billion driven by higher noninterest income offset in part by a modest decline in net interest income. Net interest income decreased $109 million to $2.6 billion as the impact of deposit and loan growth was more than offset by the allocation of ALM activities and loan spread compression.

Noninterest income increased $498 million to $2.6 billion driven by growth in investment banking fees and leasing-related revenues. The provision for credit losses increased $190 million to $120 million due to reserve releases in the prior-year period, primarily from energy exposures. Noninterest expense increased $78 million to $2.2 billion primarily due to continued investment in the business.
The return on average allocated capital was 20 percent for both periods. For more information on capital allocated to the business segments, see Business Segment Operations on page 10.
Nine-Month Comparison
Net income for Global Banking decreased $86 million to $6.1 billion primarily driven by higher provision for credit losses and noninterest expense partially offset by higher revenue.
Revenue increased $510 million to $15.3 billion driven by higher noninterest income. Net interest income decreased $28 million to $8.1 billion primarily due to the allocation of ALM activities and loan spread compression more than offsetting the benefit from higher loan and deposit balances.

15 Bank of America

Noninterest income increased $538 million to $7.2 billion primarily due to higher leasing-related revenue and investment banking fees. The provision for credit losses increased $433 million to $356 million primarily driven by energy reserve releases in the prior-year period. Noninterest expense increased $79 million primarily due to continued investment in the business partially offset by lower FDIC expense.
The return on average allocated capital was 20 percent for both periods. For more information on capital allocated to the business segments, see Business Segment Operations on page 10.
Global Corporate, Global Commercial and Business Banking
The table below and following discussion present a summary of the results, which exclude certain investment banking activities in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Three Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Revenue
Business Lending	$1,024	$908	$1,020	$1,095	$91	$108	$2,135	$2,111
Global Transaction Services	967	951	862	832	267	248	2,096	2,031
Total revenue, net of interest expense	$1,991	$1,859	$1,882	$1,927	$358	$356	$4,231	$4,142

Balance Sheet
Average
Total loans and leases	$179,191	$162,249	$183,031	$174,315	$14,868	$16,127	$377,090	$352,691
Total deposits	175,914	165,522	143,835	134,486	40,707	37,703	360,456	337,711

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Nine Months Ended September 30
	2019	2018	2019	2018	2019	2018	2019	2018
(Dollars in millions)
Revenue
Business Lending	$2,992	$2,940	$3,100	$3,188	$275	$324	$6,367	$6,452
Global Transaction Services	2,979	2,828	2,642	2,474	800	721	6,421	6,023
Total revenue, net of interest expense	$5,971	$5,768	$5,742	$5,662	$1,075	$1,045	$12,788	$12,475

Balance Sheet

Average
Total loans and leases	$177,071	$162,652	$181,091	$173,788	$15,108	$16,720	$373,270	$353,160
Total deposits	175,239	159,500	142,665	132,115	39,522	36,889	357,426	328,504

Period end
Total loans and leases	$179,291	$162,004	$183,314	$174,452	$14,919	$15,880	$377,524	$352,336
Total deposits	183,678	174,709	147,119	138,425	41,089	37,640	371,886	350,774
Business Lending revenue increased $24 million for the three months ended September 30, 2019 compared to the same period in 2018 driven by higher leasing-related revenue partly offset by lower ALM results.  For the nine-month period, revenue decreased $85 million as lower ALM results were partly offset by higher leasing-related revenue.
Global Transaction Services revenue increased $65 million and $398 million for the three and nine months ended September 30, 2019 primarily driven by higher deposit balances and rates.
Average loans and leases increased seven percent and six percent for the three and nine months ended September 30, 2019 compared to the same periods in 2018 driven by growth in the commercial and industrial portfolio. Average deposits increased seven percent and nine percent for the three and nine months ended September 30, 2019 due to growth in domestic and international interest-bearing balances.

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

Bank of America 16

Investment Banking Fees

	Global Banking		Total Corporation		Global Banking		Total Corporation
	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Products
Advisory	$427	$237	$452	$262	$984	$782	$1,083	$861
Debt issuance	356	295	816	684	1,007	1,017	2,310	2,385
Equity issuance	119	112	308	307	337	331	937	911
Gross investment banking fees	902	644	1,576	1,253	2,328	2,130	4,330	4,157
Self-led deals	(11)	(15)	(43)	(49)	(54)	(63)	(162)	(178)
Total investment banking fees	$891	$629	$1,533	$1,204	$2,274	$2,067	$4,168	$3,979
Total Corporation investment banking fees, excluding self-led deals, of $1.5 billion and $4.2 billion, which are primarily included within Global Banking and Global Markets, increased 27 percent and five percent for the three and nine months ended September 30, 2019 compared to the same periods in 2018 due to increases in Advisory fees, primarily M&A activity.
Global Markets

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2019	2018	% Change	2019	2018	% Change
Net interest income	$1,016	$933	9%	$2,780	$2,922	(5)%
Noninterest income:
Investment and brokerage services	419	388	8	1,296	1,306	(1)
Investment banking fees	585	522	12	1,707	1,783	(4)
Trading account income	1,580	1,551	2	5,623	6,129	(8)
All other income	264	479	(45)	783	795	(2)
Total noninterest income	2,848	2,940	(3)	9,409	10,013	(6)
Total revenue, net of interest expense	3,864	3,873	—	12,189	12,935	(6)

Provision for credit losses	—	(2)	n/m	(18)	(6)	n/m
Noninterest expense	2,679	2,633	2	8,109	8,283	(2)
Income before income taxes	1,185	1,242	(5)	4,098	4,658	(12)
Income tax expense	338	323	5	1,168	1,211	(4)
Net income	$847	$919	(8)	$2,930	$3,447	(15)

Effective tax rate	28.5%	26.0%		28.5%	26.0%

Return on average allocated capital	10	10		11	13
Efficiency ratio	69.32	68.00		66.53	64.04

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2019	2018	% Change	2019	2018	% Change
Trading-related assets:
Trading account securities	$261,182	$215,397	21%	$246,077	$211,668	16%
Reverse repurchases	110,907	124,842	(11)	117,087	127,019	(8)
Securities borrowed	80,641	74,648	8	82,772	80,073	3
Derivative assets	46,061	45,392	1	43,920	46,754	(6)
Total trading-related assets	498,791	460,279	8	489,856	465,514	5
Total loans and leases	71,589	71,231	1	70,757	73,340	(4)
Total earning assets	476,919	459,073	4	474,481	478,455	(1)
Total assets	687,393	652,481	5	679,038	669,684	1
Total deposits	30,155	30,721	(2)	30,878	31,253	(1)
Allocated capital	35,000	35,000	—	35,000	35,000	—

Period end				September 30 2019	December 31 2018	% Change
Total trading-related assets				$497,206	$447,998	11%
Total loans and leases				74,979	73,928	1
Total earning assets				478,303	457,224	5
Total assets				689,023	641,923	7
Total deposits				30,885	37,841	(18)
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

17 Bank of America

Three-Month Comparison
Net income for Global Markets decreased $72 million to $847 million. Net DVA losses were $15 million compared to losses of $99 million, and excluding net DVA, net income decreased $136 million to $858 million. These decreases were primarily driven by a decline in revenue and an increase in noninterest expense.
Revenue declined $9 million to $3.9 billion as higher sales and trading revenue and investment banking fees were more than offset by a gain on the sale of an equity investment in the prior-year quarter. Sales and trading revenue increased $217 million, and excluding net DVA, increased $133 million primarily driven by an increase in Equities revenue.
Noninterest expense increased $46 million to $2.7 billion primarily driven by higher revenue-related expenses and continued investment in technology.
Average total assets increased $34.9 billion to $687.4 billion driven by increased levels of inventory in FICC to facilitate expected client demand and higher client balances in Equities.
The return on average allocated capital remained unchanged at 10 percent. For more information on capital allocated to the business segments, see Business Segment Operations on page 10.
Nine-Month Comparison
Net income for Global Markets decreased $517 million to $2.9 billion. Net DVA losses were $136 million compared to losses of $214 million. Excluding net DVA, net income decreased $577 million to $3.0 billion, primarily driven by a decrease in revenue, partially offset by lower noninterest expense.

Revenue declined $746 million to $12.2 billion as sales and trading revenue decreased $677 million, and excluding net DVA, decreased $755 million due to declines in both FICC and Equities revenue.
Noninterest expense decreased $174 million to $8.1 billion primarily driven by lower revenue-related expenses.
Average total assets increased $9.4 billion to $679.0 billion primarily due to increased levels of inventory in FICC to facilitate expected client demand. Period-end total assets increased $47.1 billion from December 31, 2018 to $689.0 billion due to increased levels of inventory in FICC to facilitate expected client demand and higher client balances in Equities.
The return on average allocated capital was 11 percent, down from 13 percent, reflecting lower net income.
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

Sales and Trading Revenue (1, 2, 3)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Sales and trading revenue (2)
Fixed-income, currencies and commodities	$2,056	$1,989	$6,433	$6,754
Equities	1,148	998	3,473	3,829
Total sales and trading revenue	$3,204	$2,987	$9,906	$10,583

Sales and trading revenue, excluding net DVA (4)
Fixed-income, currencies and commodities	$2,074	$2,069	$6,560	$6,941
Equities	1,145	1,017	3,482	3,856
Total sales and trading revenue, excluding net DVA	$3,219	$3,086	$10,042	$10,797

(1)	For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.

(2)	Includes FTE adjustments of $52 million and $132 million for the three and nine months ended September 30, 2019 compared to $54 million and $200 million for the same periods in 2018.

(3)
Includes Global Banking sales and trading revenue of $147 million and $390 million for the three and nine months ended September 30, 2019 compared to $51 million and $297 million for the same periods in 2018.

(4)
FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA losses were $18 million and $127 million for the three and nine months ended September 30, 2019 compared to losses of $80 million and $187 million for the same periods in 2018. Equities net DVA gains were $3 million and losses of $9 million for the three and nine months ended September 30, 2019 compared to losses of $19 million and $27 million for the same periods in 2018.

The following explanations for period-over-period changes in sales and trading, FICC and Equities revenue exclude net DVA, but would be the same if net DVA was included.
Three-Month Comparison
FICC revenue increased $5 million primarily driven by an improvement in mortgage and municipal products, largely offset by weaker trading performance in foreign exchange and credit products. Equities revenue increased $128 million driven by growth in client financing activities.
Nine-Month Comparison
FICC revenue decreased $381 million due to a generally weaker trading environment. Equities revenue decreased $374 million driven by under performance in derivatives compared to a strong prior-year period which benefited from higher client activity and elevated market volatility.

Bank of America 18

All Other

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2019	2018	% Change	2019	2018	% Change
Net interest income	$62	$178	(65)%	$135	$480	(72)%
Noninterest income (loss)	(811)	(258)	n/m	(2,018)	(1,519)	33
Total revenue, net of interest expense	(749)	(80)	n/m	(1,883)	(1,039)	81

Provision for credit losses	(295)	(95)	n/m	(590)	(352)	68
Noninterest expense	2,464	471	n/m	3,398	1,487	129
Loss before income taxes	(2,918)	(456)	n/m	(4,691)	(2,174)	116
Income tax benefit	(1,320)	(488)	n/m	(3,055)	(1,862)	64
Net income (loss)	$(1,598)	$32	n/m	$(1,636)	$(312)	n/m

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2019	2018	% Change	2019	2018	% Change
Total loans and leases	$41,788	$59,930	(30)%	$44,529	$63,602	(30)%
Total assets (1)	212,527	208,458	2	205,415	198,398	4
Total deposits	20,718	22,118	(6)	20,720	22,635	(8)

Period end				September 30 2019	December 31 2018	% Change
Total loans and leases				$39,671	$48,061	(17)%
Total assets (1)				207,605	195,466	6
Total deposits				21,883	18,541	18

(1)
In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $536.8 billion and $540.9 billion for the three and nine months ended September 30, 2019 compared to $516.3 billion and $516.8 billion for the same periods in 2018, and period-end allocated assets were $546.5 billion and $540.8 billion at September 30, 2019 and December 31, 2018.

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
Residential mortgage loans that are held for ALM purposes, including interest rate or liquidity risk management, are classified as core and are presented on the balance sheet of All Other. During the nine months ended September 30, 2019, residential mortgage loans held for ALM activities decreased $2.4 billion to $22.5 billion primarily as a result of payoffs and paydowns. Non-core residential mortgage and home equity loans, which are principally runoff portfolios, are also held in All Other. During the nine months ended September 30, 2019, total non-core loans decreased $6.5 billion to $17.0 billion due primarily to sales, payoffs and paydowns as well as Federal Housing Administration (FHA) loan conveyances, offset by repurchases. For more information on the composition of the core and non-core portfolios, see Consumer Portfolio Credit Risk Management on page 26.
Three-Month Comparison
The net loss for All Other was $1.6 billion compared to net income of $32 million for the prior-year period. The current-year period included a $2.1 billion pretax impairment charge related to the notice of termination of the merchant services joint venture at the conclusion of its current term.
Revenue decreased $669 million due to lower net interest income and an increase in the loss in noninterest income. Net interest income decreased $116 million driven by lower loan balances due to non-core consumer real estate loan sales and portfolio run-off. The loss in noninterest income increased $553 million driven by the results of certain ALM and other treasury activities, an increase in the reserve for payment protection insurance and lower gains on sales of debt securities.
The benefit in the provision for credit losses increased $200 million to $295 million primarily due to recoveries from sales of previously charged-off non-core consumer real estate loans. Noninterest expense increased $2.0 billion to $2.5 billion due to the $2.1 billion impairment charge and higher legacy mortgage-related litigation expense.
The income tax benefit was $1.3 billion compared to an income tax benefit of $488 million in the same period in 2018. The increase in the tax benefit was primarily related to the tax impact of the impairment charge and discrete tax benefits from the resolution of various tax matters. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.
Nine-Month Comparison
The net loss for All Other increased $1.3 billion to a loss of $1.6 billion due to the same factor as described in the three-month discussion.
Revenue decreased $844 million due to the same factors as described in the three-month discussion.
The benefit in the provision for credit losses increased $238 million to $590 million primarily driven by the same factor as described in the three-month discussion. Noninterest expense increased $1.9 billion to $3.4 billion due to the same factors as described in the three-month discussion.
The income tax benefit was $3.1 billion compared to a benefit of $1.9 billion in the same period in 2018 driven by the same factors as described in the three-month discussion. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.

19 Bank of America

Off-Balance Sheet Arrangements and Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. For more information on obligations and commitments, see Note 11 – Commitments and Contingencies to the Consolidated Financial Statements herein, as well as Off-Balance Sheet Arrangements and Contractual Obligations in the MD&A of the Corporation’s 2018 Annual Report on Form 10-K, and Note 11 – Long-term Debt and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2018 Annual Report on Form 10-K.
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
On June 27, 2019, following the Federal Reserve’s non-objection to our 2019 CCAR capital plan, the Board authorized the repurchase of approximately $30.9 billion in common stock from July 1, 2019 through June 30, 2020, which includes approximately $900 million to offset shares awarded under equity-based compensation plans during the same period. During the third quarter of 2019, we repurchased $7.6 billion of common stock pursuant to the Board's 2019 repurchase authorization.
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
Regulatory Capital
As a financial services holding company, we are subject to regulatory capital rules, including Basel 3, issued by U.S. banking regulators. The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and risk-weighted assets under both the Standardized and Advanced approaches. The approach that yields the lower ratio is used to assess capital adequacy including under the PCA framework. As of September 30, 2019, the Common equity tier 1 (CET1) and Tier 1 capital ratios for the Corporation were lower under the Standardized approach whereas the Advanced approaches yielded a lower Total capital ratio.
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

Bank of America 20

Capital Composition and Ratios
Table 8 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at September 30, 2019 and December 31, 2018. As of the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Table 8	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach	Advanced Approaches	Regulatory Minimum (1)
(Dollars in millions, except as noted)	September 30, 2019
Risk-based capital metrics:
Common equity tier 1 capital	$169,203	$169,203
Tier 1 capital	192,029	192,029
Total capital (2)	225,430	217,247
Risk-weighted assets (in billions)	1,484	1,440
Common equity tier 1 capital ratio	11.4%	11.7%	9.5%
Tier 1 capital ratio	12.9	13.3	11.0
Total capital ratio	15.2	15.1	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (3)	$2,336	$2,336
Tier 1 leverage ratio	8.2%	8.2%	4.0

SLR leverage exposure (in billions)		$2,898
SLR		6.6%	5.0

	December 31, 2018
Risk-based capital metrics:
Common equity tier 1 capital	$167,272	$167,272
Tier 1 capital	189,038	189,038
Total capital (2)	221,304	212,878
Risk-weighted assets (in billions)	1,437	1,409
Common equity tier 1 capital ratio	11.6%	11.9%	8.25%
Tier 1 capital ratio	13.2	13.4	9.75
Total capital ratio	15.4	15.1	11.75

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (3)	$2,258	$2,258
Tier 1 leverage ratio	8.4%	8.4%	4.0

SLR leverage exposure (in billions)		$2,791
SLR		6.8%	5.0

(1)
The capital conservation buffer and G-SIB surcharge were both 2.5 percent at September 30, 2019 and 1.875 percent at December 31, 2018. The countercyclical capital buffer for both periods was zero. The SLR minimum includes a leverage buffer of 2.0 percent.

(2)	Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.

(3)	Reflects total average assets adjusted for certain Tier 1 capital deductions.
CET1 capital was $169.2 billion at September 30, 2019, an increase of $1.9 billion from December 31, 2018, driven by earnings and net unrealized gains on available-for-sale (AFS) debt securities included in accumulated other comprehensive income (OCI), partially offset by common stock repurchases and dividends. During the nine months ended September 30, 2019, Total capital under the Advanced approaches increased $4.4 billion primarily driven by the same factors as CET1 capital and a net increase in preferred stock. Risk-weighted assets under the Standardized approach, which yielded the lower CET1 capital ratio at September 30, 2019, increased $46.6 billion during the nine months ended September 30, 2019 to $1,484 billion primarily due to increased client activity in Global Markets and Global Banking and an increase in other assets.
Table 9 shows the capital composition at September 30, 2019 and December 31, 2018.

Table 9	Capital Composition under Basel 3

(Dollars in millions)		September 30 2019	December 31 2018
Total common shareholders’ equity		$244,781	$242,999
Goodwill, net of related deferred tax liabilities		(68,571)	(68,572)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(5,210)	(5,981)
Intangibles, other than mortgage servicing rights and goodwill, net of related deferred tax liabilities		(1,335)	(1,294)
Other		(462)	120
Common equity tier 1 capital		169,203	167,272
Qualifying preferred stock, net of issuance cost		23,400	22,326
Other		(574)	(560)
Tier 1 capital		192,029	189,038
Tier 2 capital instruments		23,160	21,887
Eligible credit reserves included in Tier 2 capital		2,059	1,972
Other		(1)	(19)
Total capital under the Advanced approaches		$217,247	$212,878

21 Bank of America

Table 10 shows the components of risk-weighted assets as measured under Basel 3 at September 30, 2019 and December 31, 2018.

Table 10	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
(Dollars in billions)		September 30, 2019		December 31, 2018
Credit risk		$1,433	$854	$1,384	$827
Market risk		51	50	53	52
Operational risk		n/a	500	n/a	500
Risks related to credit valuation adjustments		n/a	36	n/a	30
Total risk-weighted assets		$1,484	$1,440	$1,437	$1,409
n/a = not applicable
Bank of America, N.A. Regulatory Capital
Table 11 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at September 30, 2019 and December 31, 2018. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 11	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach	Advanced Approaches	Regulatory Minimum (1)
(Dollars in millions, except as noted)	September 30, 2019
Risk-based capital metrics:
Common equity tier 1 capital	$154,045	$154,045
Tier 1 capital	154,045	154,045
Total capital (2)	166,062	158,158
Risk-weighted assets (in billions)	1,229	982
Common equity tier 1 capital ratio	12.5%	15.7%	7.0%
Tier 1 capital ratio	12.5	15.7	8.5
Total capital ratio	13.5	16.1	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (3)	1,741	1,741
Tier 1 leverage ratio	8.8%	8.8%	5.0

SLR leverage exposure (in billions)		2,137
SLR		7.2%	6.0

	December 31, 2018
Risk-based capital metrics:
Common equity tier 1 capital	$149,824	$149,824
Tier 1 capital	149,824	149,824
Total capital (2)	161,760	153,627
Risk-weighted assets (in billions)	1,195	959
Common equity tier 1 capital ratio	12.5%	15.6%	6.5%
Tier 1 capital ratio	12.5	15.6	8.0
Total capital ratio	13.5	16.0	10.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (3)	1,719	1,719
Tier 1 leverage ratio	8.7%	8.7%	5.0

SLR leverage exposure (in billions)		2,112
SLR		7.1%	6.0

(1)
Risk-based capital regulatory minimums at September 30, 2019 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends and risk-based capital ratios as of December 31, 2018 are the percent required to be considered well capitalized under the PCA framework.

(2)	Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.

(3)	Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Effective January 1, 2019, the Corporation is subject to the Federal Reserve’s final rule requiring G-SIBs to maintain minimum levels of total loss-absorbing capacity (TLAC) and long-term debt. TLAC consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers in order to avoid restrictions on capital distributions and discretionary bonus payments. Table 12 presents the Corporation's TLAC and long-term debt ratios and related information as of September 30, 2019.

Bank of America 22

Table 12	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC	Regulatory Minimum (1)	Long-term Debt	Regulatory Minimum (2)
(Dollars in millions)	September 30, 2019
Total eligible balance	$368,490		$168,864
Percentage of risk-weighted assets (3)	24.8%	22.0%	11.4%	8.5%
Percentage of SLR leverage exposure	12.7	9.5	5.8	4.5

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

(2)	The long-term debt risk-weighted assets regulatory minimum is comprised of 6.0 percent plus an additional 2.5 percent requirement based on the Corporation’s method 2 G-SIB surcharge.

(3)	The approach that yields the higher risk-weighted assets is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of September 30, 2019.
Regulatory Developments
The following supplements the disclosure in Capital Management – Regulatory Developments in the MD&A of the Corporation’s 2018 Annual Report on Form 10-K and in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
Broker-dealer Regulatory Capital and Securities Regulation
The Corporation’s principal U.S. broker-dealer subsidiaries are BofA Securities, Inc. (BofAS), Merrill Lynch Professional Clearing Corp (MLPCC) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (MLPF&S). As previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, BofAS was formed as a result of the reorganization of MLPF&S which was completed in May 2019. The Corporation's principal European broker-dealer subsidiaries are Merrill Lynch International (MLI) and BofA Securities Europe SA (BofASE).
The U.S. broker-dealer subsidiaries are subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. BofAS computes its minimum capital requirements as an alternative net capital broker-dealer under Rule 15c3-1, and MLPCC and MLPF&S compute their minimum capital requirements in accordance with the alternative standard under Rule 15c3-1. BofAS and MLPCC are also registered as futures commission merchants and are subject to U.S. Commodity Futures Trading Commission (CFTC) Regulation 1.17.
BofAS provides institutional services and is required to maintain tentative net capital in excess of $1.0 billion and net capital in excess of the greater of $500 million or a certain percentage of its reserve requirement. BofAS is also required to hold a certain percentage of its risk-based margin in order to meet its CFTC minimum net capital requirement. At September 30, 2019, BofAS had tentative net capital of $13.3 billion. BofAS also had regulatory net capital of $11.1 billion which exceeded the minimum requirement of $2.3 billion by $8.8 billion.
MLPCC is a fully-guaranteed subsidiary of BofAS and provides clearing and settlement services. At September 30, 2019, MLPCC’s regulatory net capital of $4.8 billion exceeded the minimum requirement of $1.2 billion by $3.7 billion.
MLPF&S provides retail services. At September 30, 2019, MLPF&S' regulatory net capital was $3.3 billion which exceeded the minimum requirement of $104 million by $3.2 billion
Our European broker-dealers are regulated by non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority, and is subject to certain regulatory capital requirements. At September 30, 2019, MLI’s capital resources were $35.0 billion, which exceeded the minimum Pillar 1 requirement of $14.8 billion by $20.2 billion. BofASE, a French investment firm, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and is subject to certain regulatory capital requirements. At September 30, 2019, BofASE's capital resources were $5.0 billion which exceeded the minimum Pillar 1 requirement of $1.3 billion by $3.7 billion.
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
Global Liquidity Sources and Other Unencumbered Assets
Table 13 presents average Global Liquidity Sources (GLS) for the three months ended September 30, 2019 and December 31, 2018.

23 Bank of America

Table 13	Average Global Liquidity Sources

	Three Months Ended
(Dollars in billions)	September 30 2019	December 31 2018
Parent company and NB Holdings	$65	$76
Bank subsidiaries	426	420
Other regulated entities	61	48
Total Average Global Liquidity Sources	$552	$544
We maintain liquidity available to the Corporation, including the parent company and selected subsidiaries, in the form of cash and high-quality, liquid, unencumbered securities. Typically, parent company and NB Holdings liquidity is in the form of cash deposited with BANA.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Liquidity at bank subsidiaries excludes the cash deposited by the parent company and NB Holdings. Our bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain FHLBs and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $356 billion and $344 billion at September 30, 2019 and December 31, 2018. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the parent company or nonbank subsidiaries may be subject to prior regulatory approval.
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
Table 14 presents the composition of average GLS for the three months ended September 30, 2019 and December 31, 2018.

Table 14	Average Global Liquidity Sources Composition

	Three Months Ended
(Dollars in billions)	September 30 2019	December 31 2018
Cash on deposit	$103	$113
U.S. Treasury securities	81	81
U.S. agency securities and mortgage-backed securities	353	340
Non-U.S. government securities	15	10
Total Average Global Liquidity Sources	$552	$544

Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $454 billion and $446 billion for the three months ended September 30, 2019 and December 31, 2018. For the same periods, the average consolidated LCR was 116 percent and 118 percent. Our LCR will fluctuate due to normal business flows from customer activity.
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
Diversified Funding Sources
We fund our assets primarily with a mix of deposits, and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products, programs, markets, currencies and investor groups. We fund a substantial portion of our lending activities through our deposits, which were $1.39 trillion and $1.38 trillion at September 30, 2019 and December 31, 2018.
Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions.
Long-term Debt
During the nine months ended September 30, 2019, we issued $45.2 billion of long-term debt consisting of $24.3 billion for Bank of America Corporation, substantially all of which was TLAC eligible, $10.9 billion for Bank of America, N.A. and $10.0 billion of other debt. Substantially all of the long-term, TLAC-eligible senior notes issued by Bank of America Corporation since late 2016 are callable, at our option, at least one year before each stated maturity date. The call features give us the flexibility to retire long-term notes before their final year outstanding, when they are no longer eligible to count toward TLAC requirements, and replace them with new TLAC-eligible debt, should we choose to do so.
During the nine months ended September 30, 2019, we had total long-term debt maturities and redemptions in the aggregate of $42.8 billion consisting of $16.6 billion for Bank of America Corporation, $19.8 billion for Bank of America, N.A. and $6.4 billion of other debt. Table 15 presents the carrying value of aggregate annual contractual maturities of long-term debt at September 30, 2019.

Bank of America 24

Table 15	Long-term Debt by Maturity

(Dollars in millions)	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Bank of America Corporation
Senior notes (1)	$1,739	$10,191	$15,826	$14,733	$23,077	$94,266	$159,832
Senior structured notes	1,115	814	503	2,045	283	12,628	17,388
Subordinated notes	—	—	336	378	—	22,198	22,912
Junior subordinated notes	—	—	—	—	—	736	736
Total Bank of America Corporation	2,854	11,005	16,665	17,156	23,360	129,828	200,868
Bank of America, N.A.
Senior notes	—	3,000	3,448	—	511	20	6,979
Subordinated notes	—	—	—	—	—	1,812	1,812
Advances from Federal Home Loan Banks	3	2,510	2	3	1	99	2,618
Securitizations and other Bank VIEs (2)	—	3,099	3,957	1,249	—	—	8,305
Other	235	40	78	—	134	99	586
Total Bank of America, N.A.	238	8,649	7,485	1,252	646	2,030	20,300
Other debt
Structured liabilities	1,531	4,637	1,662	905	1,337	11,909	21,981
Nonbank VIEs (2)	—	—	—	—	1	255	256
Total other debt	1,531	4,637	1,662	905	1,338	12,164	22,237
Total long-term debt	$4,623	$24,291	$25,812	$19,313	$25,344	$144,022	$243,405

(1)
Total includes $106.0 billion of outstanding notes that are both TLAC eligible and callable at least one year before their stated maturities, including $1.0 billion that will be callable and become TLAC ineligible during the remainder of 2019, and $7.3 billion, $11.6 billion, $14.8 billion and $10.7 billion that will do so during each of 2020 through 2023, respectively, and $60.6 billion thereafter.

(2)	Represents the total long-term debt included in the liabilities of consolidated variable interest entities (VIEs) on the Consolidated Balance Sheet.
Table 16 presents our long-term debt by major currency at September 30, 2019 and December 31, 2018.

Table 16	Long-term Debt by Major Currency

(Dollars in millions)	September 30 2019	December 31 2018
U.S. dollar	$193,583	$180,724
Euro	32,866	34,328
British pound	5,345	5,450
Japanese yen	4,325	3,038
Canadian dollar	3,805	2,936
Australian dollar	1,878	1,722
Other	1,603	1,194
Total long-term debt	$243,405	$229,392
Total long-term debt increased $14.0 billion during the nine months ended September 30, 2019 primarily due to debt issuances and valuation adjustments, partially offset by maturities and redemptions. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors. For more information on long-term debt funding, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation’s 2018 Annual Report on Form 10-K.
We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For more information on our ALM activities, see Interest Rate Risk Management for the Banking Book on page 43.
We may issue unsecured debt in the form of structured notes for client purposes, certain of which qualify as TLAC-eligible debt. During the nine months ended September 30, 2019, we issued $7.4 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/

or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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
The ratings from Moody’s Investors Service and Fitch Ratings for the Corporation and its subsidiaries have not changed from those disclosed in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
The ratings from Standard & Poor’s Global Ratings (S&P) for the Corporation and its subsidiaries did not change from those disclosed in the Corporation’s 2018 Annual Report on Form 10-K.
The long-term and short-term debt ratings of BofAS and BofASE, which were initially rated by S&P and Fitch during the first quarter of 2019, also remained unchanged for the third quarter of 2019.
For more information on additional collateral and termination payments that could be required in connection with certain over-the-counter derivative contracts and other trading agreements as a result of a credit rating downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements herein and Item 1A. Risk Factors of the Corporation’s 2018 Annual Report on Form 10-K.

25 Bank of America

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
NR = not rated
Credit Risk Management
For information on our credit risk management activities, see Consumer Portfolio Credit Risk Management below, Commercial Portfolio Credit Risk Management on page 33, Non-U.S. Portfolio on page 38, Provision for Credit Losses on page 39, Allowance for Credit Losses on page 39, and Note 5 – Outstanding Loans and Leases and Note 6 – Allowance for Credit Losses to the Consolidated Financial Statements. For information on the new accounting standard on credit losses that is effective on January 1, 2020 and the potential impact on our allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
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

Consumer Credit Portfolio
Improvement in home prices continued during the nine months ended September 30, 2019 resulting in improved credit quality compared to the same period in 2018. Additionally, lower credit losses in the consumer real estate portfolio due primarily to non-core loan sales were partially offset by seasoning in the U.S. credit card portfolio compared to the same period in 2018.
Improved credit quality and continued loan balance runoff primarily in the non-core consumer real estate portfolio, partially offset by seasoning within the U.S. credit card portfolio, drove a $226 million decrease in the consumer allowance for loan and lease losses during the nine months ended September 30, 2019 to $4.6 billion. For additional information, see Allowance for Credit Losses on page 39.
For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and troubled debt restructurings (TDRs) for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements of the Corporation’s 2018 Annual Report on Form 10-K.
Table 18 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more. For more information regarding nonperforming loans and accruing consumer loans past 90 days or more, see the Consumer Portfolio Credit Risk Management Section in the MD&A of the Corporation’s 2018 Annual Report on Form 10-K.

Bank of America 26

Table 18	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		September 30 2019	December 31 2018	September 30 2019	December 31 2018	September 30 2019	December 31 2018
Residential mortgage (1)		$227,472	$208,557	$1,551	$1,893	$1,203	$1,884
Home equity		41,574	48,286	585	1,893	—	—
U.S. credit card		94,946	98,338	n/a	n/a	960	994
Direct/Indirect consumer (2)		90,836	91,166	53	56	29	38
Other consumer		208	202	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$455,036	$446,549	$2,189	$3,842	$2,192	$2,916
Loans accounted for under the fair value option (3)		640	682
Total consumer loans and leases		$455,676	$447,231
Percentage of outstanding consumer loans and leases (4)		n/a	n/a	0.48%	0.86%	0.48%	0.65%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (4)		n/a	n/a	0.50	0.90	0.23	0.24

(1)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At September 30, 2019 and December 31, 2018, residential mortgage includes $858 million and $1.4 billion of loans on which interest had been curtailed by the FHA, and therefore were no longer accruing interest, although principal was still insured, and $345 million and $498 million of loans on which interest was still accruing.

(2)
Outstandings include auto and specialty lending loans and leases of $50.3 billion and $50.1 billion, unsecured consumer lending loans of $328 million and $383 million, U.S. securities-based lending loans of $36.5 billion and $37.0 billion, non-U.S. consumer loans of $3.0 billion and $2.9 billion and other consumer loans of $694 million and $746 million at September 30, 2019 and December 31, 2018.

(3)
Consumer loans accounted for under the fair value option include residential mortgage loans of $275 million and $336 million and home equity loans of $365 million and $346 million at September 30, 2019 and December 31, 2018. For more information on the fair value option, see Note 16 – Fair Value Option to the Consolidated Financial Statements.

(4)
Excludes consumer loans accounted for under the fair value option. At September 30, 2019 and December 31, 2018, $7 million and $12 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.

n/a = not applicable
Table 19 presents net charge-offs and related ratios for consumer loans and leases.

Table 19	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Residential mortgage	$(38)	$12	$(51)	$13	(0.07)%	0.02%	(0.03)%	0.01%
Home equity	(202)	(20)	(346)	13	(1.85)	(0.15)	(1.02)	0.03
U.S. credit card	717	698	2,224	2,138	3.01	2.92	3.15	3.03
Direct/Indirect consumer	76	42	170	142	0.33	0.18	0.25	0.20
Other consumer	69	44	151	130	n/m	n/m	n/m	n/m
Total	$622	$776	$2,148	$2,436	0.55	0.69	0.64	0.73

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.
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
As shown in Table 20, outstanding core consumer real estate loans increased $18.6 billion during the nine months ended September 30, 2019 driven by an increase of $22.5 billion in residential mortgage, partially offset by a $3.9 billion decrease in home equity.
During the three and nine months ended September 30, 2019, we sold $2.3 billion and $4.2 billion of consumer real estate loans, primarily non-core.

27 Bank of America

Table 20	Consumer Real Estate Portfolio (1)

	Outstandings		Nonperforming		Net Charge-offs
	September 30 2019	December 31 2018	September 30 2019	December 31 2018	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2019	2018	2019	2018
Core portfolio
Residential mortgage	$216,223	$193,695	$930	$1,010	$(6)	$—	$(2)	$13
Home equity	36,116	40,010	380	955	8	15	39	52
Total core portfolio	252,339	233,705	1,310	1,965	2	15	37	65
Non-core portfolio
Residential mortgage	11,249	14,862	621	883	(32)	12	(49)	—
Home equity	5,458	8,276	205	938	(210)	(35)	(385)	(39)
Total non-core portfolio	16,707	23,138	826	1,821	(242)	(23)	(434)	(39)
Consumer real estate portfolio
Residential mortgage	227,472	208,557	1,551	1,893	(38)	12	(51)	13
Home equity	41,574	48,286	585	1,893	(202)	(20)	(346)	13
Total consumer real estate portfolio	$269,046	$256,843	$2,136	$3,786	$(240)	$(8)	$(397)	$26

			Allowance for Loan and Lease Losses		Provision for Loan and Lease Losses
			September 30 2019	December 31 2018	Three Months Ended September 30		Nine Months Ended September 30
					2019	2018	2019	2018
Core portfolio
Residential mortgage			$219	$214	$(4)	$(2)	$3	$7
Home equity			135	228	(19)	(27)	(52)	(51)
Total core portfolio			354	442	(23)	(29)	(49)	(44)
Non-core portfolio
Residential mortgage			122	208	(39)	22	(91)	(103)
Home equity			115	278	(250)	(112)	(481)	(221)
Total non-core portfolio			237	486	(289)	(90)	(572)	(324)
Consumer real estate portfolio
Residential mortgage			341	422	(43)	20	(88)	(96)
Home equity			250	506	(269)	(139)	(533)	(272)
Total consumer real estate portfolio			$591	$928	$(312)	$(119)	$(621)	$(368)

(1)
Outstandings and nonperforming loans exclude loans accounted for under the fair value option. Consumer loans accounted for under the fair value option include residential mortgage loans of $275 million and $336 million and home equity loans of $365 million and $346 million at September 30, 2019 and December 31, 2018. For additional information, see Note 16 – Fair Value Option to the Consolidated Financial Statements.

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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 50 percent of consumer loans and leases at September 30, 2019. Approximately 49 percent of the residential mortgage portfolio was in Consumer Banking and 36 percent was in GWIM. The remaining portion was in All Other and was comprised of originated loans, purchased loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with the Government National Mortgage Association as well as loans repurchased related to our representations and warranties.
Outstanding balances in the residential mortgage portfolio increased $18.9 billion during the nine months ended September 30, 2019 as retention of new originations was partially offset by loan sales of $2.3 billion and runoff.
At September 30, 2019 and December 31, 2018, the residential mortgage portfolio included $18.7 billion and $20.1 billion of outstanding fully-insured loans, of which $11.7 billion and $14.0 billion had FHA insurance with the remainder protected by long-term standby agreements.
Table 21 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

Bank of America 28

Table 21	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
(Dollars in millions)		September 30 2019	December 31 2018	September 30 2019	December 31 2018
Outstandings		$227,472	$208,557	$208,781	$188,427
Accruing past due 30 days or more		2,989	3,945	1,070	1,155
Accruing past due 90 days or more		1,203	1,884	—	—
Nonperforming loans		1,551	1,893	1,551	1,893
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		2%	2%	2%	2%
Refreshed LTV greater than 100		1	1	1	1
Refreshed FICO below 620		3	4	2	2
2006 and 2007 vintages (2)		4	6	4	6

(1)	Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.

(2)	These vintages of loans accounted for $396 million, or 26 percent, and $536 million, or 28 percent, of nonperforming residential mortgage loans at September 30, 2019 and December 31, 2018.
Nonperforming residential mortgage loans decreased $342 million during the nine months ended September 30, 2019 primarily driven by sales. Of the nonperforming residential mortgage loans at September 30, 2019, $586 million, or 38 percent, were current on contractual payments. Loans accruing past due 30 days or more decreased $85 million due to continued improvement in credit quality as well as loan sales in the non-core portfolio.
Net charge-offs decreased $50 million to a net recovery of $38 million and $64 million to a net recovery of $51 million for the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily due to continued improvement in credit quality and recoveries from the sales of previously charged-off loans.
Of the $208.8 billion in total residential mortgage loans outstanding at September 30, 2019, as shown in Table 21, 27 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $7.9 billion, or 14 percent, at September 30, 2019. Residential mortgage loans that have entered the amortization period generally have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At September 30, 2019, $156 million, or two percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.1 billion, or one percent, for the entire residential mortgage portfolio. In addition, at September 30, 2019, $301 million, or four percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $97 million were contractually current, compared to $1.6 billion, or one percent, for the entire residential mortgage portfolio. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three to ten years. Approximately 93 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2022 or later.
Table 22 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 16 percent of outstandings at both September 30, 2019 and December 31, 2018. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent of outstandings at both September 30, 2019 and December 31, 2018.

Table 22	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	September 30 2019	December 31 2018	September 30 2019	December 31 2018	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2019	2018	2019	2018
California	$85,308	$76,323	$294	$314	$(12)	$(1)	$(22)	$(18)
New York (2)	21,444	19,219	186	222	1	4	2	10
Florida (2)	12,494	11,624	157	221	(8)	(2)	(12)	(7)
Texas	8,593	7,820	76	102	—	—	(1)	3
New Jersey (2)	8,289	7,051	83	98	(2)	—	(4)	5
Other	72,653	66,390	755	936	(17)	11	(14)	20
Residential mortgage loans (3)	$208,781	$188,427	$1,551	$1,893	$(38)	$12	$(51)	$13
Fully-insured loan portfolio	18,691	20,130
Total residential mortgage loan portfolio	$227,472	$208,557

(1)	Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

(2)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).

(3)	Amounts exclude the fully-insured loan portfolio.

29 Bank of America

Home Equity
At September 30, 2019, the home equity portfolio made up nine percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages.
At September 30, 2019, our HELOC portfolio had an outstanding balance of $38.7 billion, or 93 percent of the total home equity portfolio, compared to $44.3 billion, or 92 percent, at December 31, 2018. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans.
At September 30, 2019, our home equity loan portfolio had an outstanding balance of $1.3 billion, or three percent of the total home equity portfolio, compared to $1.8 billion, or four percent, at December 31, 2018. Home equity loans are almost all fixed-rate loans with amortizing payment terms of 10 to 30 years, and of the $1.3 billion at September 30, 2019, 71 percent have 25- to 30-year terms. At September 30, 2019, our reverse mortgage portfolio had an outstanding balance of $1.6 billion, or four percent of the total home equity portfolio, compared to $2.2 billion, also four percent, at December 31, 2018. We no longer originate home equity loans or reverse mortgages.

At September 30, 2019, 79 percent of the home equity portfolio was in Consumer Banking, 13 percent was in All Other and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $6.7 billion during the nine months ended September 30, 2019 primarily due to paydowns and loan sales of $1.9 billion outpacing new originations and draws on existing lines. Of the total home equity portfolio at September 30, 2019 and December 31, 2018, $15.3 billion, or 37 percent, and $17.3 billion, or 36 percent, were in first-lien positions. At September 30, 2019, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $7.1 billion, or 17 percent of our total home equity portfolio.
Unused HELOCs totaled $43.3 billion at September 30, 2019 compared to $43.1 billion at December 31, 2018. The increase was primarily driven by the impact of lower utilization of open lines and new production partially offset by customers choosing to close accounts. The HELOC utilization rate was 47 percent and 51 percent at September 30, 2019 and December 31, 2018.
Table 23 presents certain home equity portfolio key credit statistics.

Table 23	Home Equity – Key Credit Statistics (1)

(Dollars in millions)	September 30 2019	December 31 2018
Outstandings	$41,574	$48,286
Accruing past due 30 days or more (2)	224	363
Nonperforming loans (2)	585	1,893
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	2%	2%
Refreshed CLTV greater than 100	2	3
Refreshed FICO below 620	3	5
2006 and 2007 vintages (3)	19	22

(1)	Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.

(2)
Accruing past due 30 days or more include $32 million and $48 million and nonperforming loans include $61 million and $218 million of loans where we serviced the underlying first lien at September 30, 2019 and December 31, 2018.

(3)
These vintages of loans have higher refreshed combined loan-to-value (CLTV) ratios and accounted for 35 percent and 49 percent of nonperforming home equity loans at September 30, 2019 and December 31, 2018.

Nonperforming outstanding balances in the home equity portfolio decreased $1.3 billion during the nine months ended September 30, 2019 as outflows, primarily sales, outpaced new inflows. Of the nonperforming home equity loans at September 30, 2019, $266 million, or 45 percent, were current on contractual payments. Nonperforming loans that are contractually current primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, junior-lien loans where the underlying first lien is 90 days or more past due, as well as loans that have not yet demonstrated a sustained period of payment performance following a TDR. We estimate that approximately $67 million of junior-lien loans had first-lien loans that were 90 days or more past due. In addition, $172 million, or 29 percent, of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $139 million during the nine months ended September 30, 2019.
Net charge-offs decreased $182 million to a net recovery of $202 million, and $359 million to a net recovery of $346 million for the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily driven by recoveries from the sales of previously charged off non-core home equity loans.

Of the $41.6 billion in total home equity portfolio outstandings at September 30, 2019, as shown in Table 23, 17 percent require interest-only payments. The outstanding balance of HELOCs that have reached the end of their draw period and have entered the amortization period was $12.3 billion at September 30, 2019. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At September 30, 2019, $162 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at September 30, 2019, $518 million, or four percent, were nonperforming. For more information on HELOC amortization, see Consumer Portfolio Credit Risk Management in the MD&A of the Corporation’s 2018 Annual Report on Form 10-K.
Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period. During the three months ended September 30, 2019, 26 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.

Bank of America 30

Table 24 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent of the outstanding home equity portfolio at both September 30, 2019 and December 31, 2018. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent of the outstanding home equity portfolio at both September 30, 2019 and December 31, 2018.

Table 24	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	September 30 2019	December 31 2018	September 30 2019	December 31 2018	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2019	2018	2019	2018
California	$11,627	$13,515	$110	$536	$(54)	$(20)	$(109)	$(41)
Florida (2)	4,487	5,418	77	315	(30)	(4)	(72)	9
New Jersey (2)	3,337	3,871	64	150	(13)	6	(11)	20
New York (2)	3,018	3,590	95	194	(10)	8	(4)	16
Massachusetts	2,102	2,400	35	65	(6)	(1)	(6)	2
Other	17,003	19,492	204	633	(89)	(9)	(144)	7
Total home equity loan portfolio	$41,574	$48,286	$585	$1,893	$(202)	$(20)	$(346)	$13

(1)	Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

(2)	In these states, foreclosure requires a court order following a legal proceeding (judicial states).
U.S. Credit Card
At September 30, 2019, 97 percent of the U.S. credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the U.S. credit card portfolio decreased $3.4 billion during the nine months ended September 30, 2019 to $94.9 billion due to a seasonal decline in purchase volumes. Net charge-offs increased $19 million to $717 million and $86 million to $2.2 billion during the three and nine months ended September 30, 2019 compared to the same periods in 2018 due to portfolio seasoning. U.S. credit card loans 30 days or more past due and still accruing interest decreased $52 million during the nine months ended September 30, 2019 and 90 days or more past due and still accruing interest decreased $34 million, driven by seasonal declines.
Unused lines of credit for U.S. credit card totaled $339.7 billion and $334.8 billion at September 30, 2019 and December 31, 2018. The increase in unused lines was driven by seasonally lower purchase volumes, as well as account growth and lines of credit increases.
Table 25 presents certain state concentrations for the U.S. credit card portfolio.

Table 25	U.S. Credit Card State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	September 30 2019	December 31 2018	September 30 2019	December 31 2018	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2019	2018	2019	2018
California	$15,623	$16,062	$164	$163	$132	$119	$398	$357
Florida	8,708	8,840	121	119	90	80	272	248
Texas	7,575	7,730	84	84	58	54	180	169
New York	5,866	6,066	79	81	63	66	183	208
Washington	4,504	4,558	25	24	17	15	53	47
Other	52,670	55,082	487	523	357	364	1,138	1,109
Total U.S. credit card portfolio	$94,946	$98,338	$960	$994	$717	$698	$2,224	$2,138
Direct/Indirect Consumer
At September 30, 2019, 56 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and specialty lending – automotive, recreational vehicle, marine, aircraft and consumer personal loans) and 44 percent was included in GWIM (principally securities-based lending loans).
Outstandings in the direct/indirect portfolio decreased $330 million during the nine months ended September 30, 2019 to

$90.8 billion primarily due to declines in securities-based lending driven by repayments and lower draws. Net charge-offs increased $34 million to $76 million, and $28 million to $170 million for the three and nine months ended September 30, 2019 compared to the same periods in 2018.
Table 26 presents certain state concentrations for the direct/indirect consumer loan portfolio.

31 Bank of America

Table 26	Direct/Indirect State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	September 30 2019	December 31 2018	September 30 2019	December 31 2018	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2019	2018	2019	2018
California	$11,942	$11,734	$3	$4	$32	$5	$44	$16
Florida	10,099	10,240	4	4	5	9	21	28
Texas	9,600	9,876	4	6	8	6	23	22
New York	6,302	6,296	1	2	3	2	9	7
New Jersey	3,405	3,308	1	1	1	—	3	2
Other	49,488	49,712	16	21	27	20	70	67
Total direct/indirect loan portfolio	$90,836	$91,166	$29	$38	$76	$42	$170	$142
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 27 presents nonperforming consumer loans, leases and foreclosed properties activity for the three and nine months ended September 30, 2019 and 2018. During the nine months ended September 30, 2019, nonperforming consumer loans decreased $1.7 billion to $2.2 billion primarily driven by loan sales of $1.4 billion.
At September 30, 2019, $678 million, or 31 percent, of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at September 30, 2019, $902 million, or 41 percent, of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties decreased $56 million during the nine months ended September 30, 2019 to $188 million as liquidations outpaced additions.
Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. Nonperforming TDRs are included in Table 27.

Table 27	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Nonperforming loans and leases, beginning of period	$3,027	$4,639	$3,842	$5,166
Additions	335	484	1,116	1,895
Reductions:
Paydowns and payoffs	(197)	(238)	(580)	(744)
Sales	(748)	(145)	(1,414)	(531)
Returns to performing status (1)	(185)	(309)	(623)	(1,009)
Charge-offs	(23)	(89)	(80)	(350)
Transfers to foreclosed properties	(20)	(36)	(72)	(119)
Transfers to loans held-for-sale	—	—	—	(2)
Total net reductions to nonperforming loans and leases	(838)	(333)	(1,653)	(860)
Total nonperforming loans and leases, September 30	2,189	4,306	2,189	4,306
Foreclosed properties, September 30 (2)	188	265	188	265
Nonperforming consumer loans, leases and foreclosed properties, September 30	$2,377	$4,571	$2,377	$4,571
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (3)	0.48%	0.97%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (3)	0.52	1.03

(1)
Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.

(2)	Foreclosed property balances do not include properties insured by certain government-guaranteed loans, principally FHA-insured, of $275 million and $500 million at September 30, 2019 and 2018.

(3)	Outstanding consumer loans and leases exclude loans accounted for under the fair value option.
Table 28 presents TDRs for the consumer real estate portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 27.

Table 28	Consumer Real Estate Troubled Debt Restructurings

	September 30, 2019			December 31, 2018
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Residential mortgage (1, 2)	$956	$4,066	$5,022	$1,209	$4,988	$6,197
Home equity (3)	272	1,023	1,295	1,107	1,252	2,359
Total consumer real estate troubled debt restructurings	$1,228	$5,089	$6,317	$2,316	$6,240	$8,556

(1)
At September 30, 2019 and December 31, 2018, residential mortgage TDRs deemed collateral dependent totaled $1.3 billion and $1.6 billion, and included $787 million and $960 million of loans classified as nonperforming and $487 million and $605 million of loans classified as performing.

(2)	Residential mortgage performing TDRs include $2.2 billion and $2.8 billion of loans that were fully-insured at September 30, 2019 and December 31, 2018.

(3)
At September 30, 2019 and December 31, 2018, home equity TDRs deemed collateral dependent totaled $478 million and $1.3 billion, and include $229 million and $961 million of loans classified as nonperforming and $249 million and $322 million of loans classified as performing.

Bank of America 32

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
Modifications of credit card and other consumer loans are made through renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded in large part from Table 27 as substantially all of the loans remain on accrual status until either charged off or paid in full. At September 30, 2019 and December 31, 2018, our renegotiated TDR portfolio was $657 million and $566 million, of which $558 million and $481 million were current or less than 30 days past due under the modified terms. The increase in the renegotiated TDR portfolio was primarily driven by new renegotiated enrollments outpacing runoff of existing portfolios.
Commercial Portfolio Credit Risk Management
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure continue to be aligned with our risk appetite. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 33, 36 and 39 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, see Commercial Portfolio Credit Risk Management – Industry Concentrations on page 36 and Table 36.
For more information on our accounting policies regarding delinquencies, nonperforming status and net charge-offs for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2018 Annual Report on Form 10-K.
Commercial Credit Portfolio
During the nine months ended September 30, 2019, credit quality among large corporate and middle-market borrowers in our commercial and industrial portfolio remained strong. Credit quality of commercial real estate borrowers in most sectors remained stable with conservative LTV ratios. However, some of the real estate markets experienced slowing tenant demand and decelerating rental income.
Total commercial utilized credit exposure increased $16.2 billion during the nine months ended September 30, 2019 to $637.2 billion driven by higher loans and leases. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 58 percent at September 30, 2019 and 59 percent at December 31, 2018.
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

Table 29	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	September 30 2019	December 31 2018	September 30 2019	December 31 2018	September 30 2019	December 31 2018
Loans and leases	$517,234	$499,664	$393,361	$369,282	$910,595	$868,946
Derivative assets (5)	45,123	43,725	—	—	45,123	43,725
Standby letters of credit and financial guarantees	34,281	34,941	593	491	34,874	35,432
Debt securities and other investments	23,897	25,425	5,322	4,250	29,219	29,675
Loans held-for-sale	8,191	9,090	11,221	14,812	19,412	23,902
Operating leases	6,476	6,060	—	—	6,476	6,060
Commercial letters of credit	1,003	1,210	408	168	1,411	1,378
Other	965	898	—	—	965	898
Total	$637,170	$621,013	$410,905	$389,003	$1,048,075	$1,010,016

(1)
Commercial utilized exposure includes loans of $7.0 billion and $3.7 billion and issued letters of credit with a notional amount of $115 million and $100 million accounted for under the fair value option at September 30, 2019 and December 31, 2018.

(2)	Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $4.7 billion and $3.0 billion at September 30, 2019 and December 31, 2018.

(3)	Excludes unused business card lines, which are not legally binding.

(4)
Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.9 billion and $10.7 billion at September 30, 2019 and December 31, 2018.

(5)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $40.7 billion and $32.4 billion at September 30, 2019 and December 31, 2018. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $35.1 billion and $33.0 billion at September 30, 2019 and December 31, 2018, which consists primarily of other marketable securities.

Outstanding commercial loans and leases increased $17.6 billion during the nine months ended September 30, 2019 primarily in the commercial and industrial portfolio. The allowance for loan and lease losses for the commercial portfolio increased $58 million to $4.9 billion at September 30, 2019. For additional information, see Allowance for Credit Losses on page 39. Table 30 presents our commercial loans and leases portfolio and related credit quality information at September 30, 2019 and December 31, 2018.

33 Bank of America

Table 30	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2019	December 31 2018	September 30 2019	December 31 2018	September 30 2019	December 31 2018
Commercial and industrial:
U.S. commercial	$310,982	$299,277	$966	$794	$338	$197
Non-U.S. commercial	101,084	98,776	51	80	10	—
Total commercial and industrial	412,066	398,053	1,017	874	348	197
Commercial real estate (1)	62,798	60,845	185	156	3	4
Commercial lease financing	20,107	22,534	35	18	22	29
	494,971	481,432	1,237	1,048	373	230
U.S. small business commercial (2)	15,229	14,565	50	54	94	84
Commercial loans excluding loans accounted for under the fair value option	510,200	495,997	1,287	1,102	467	314
Loans accounted for under the fair value option (3)	7,034	3,667	—	—	—	—
Total commercial loans and leases	$517,234	$499,664	$1,287	$1,102	$467	$314

(1)	Includes U.S. commercial real estate of $58.1 billion and $56.6 billion and non-U.S. commercial real estate of $4.7 billion and $4.2 billion at September 30, 2019 and December 31, 2018.

(2)	Includes card-related products.

(3)
Commercial loans accounted for under the fair value option include U.S. commercial of $4.7 billion and $2.5 billion and non-U.S. commercial of $2.4 billion and $1.1 billion at September 30, 2019 and December 31, 2018. For more information on the fair value option, see Note 16 – Fair Value Option to the Consolidated Financial Statements.

Table 31 presents net charge-offs and related ratios for our commercial loans and leases for the three and nine months ended September 30, 2019 and 2018.

Table 31	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Commercial and industrial:
U.S. commercial	$53	$70	$202	$172	0.07%	0.10%	0.09%	0.08%
Non-U.S. commercial	67	25	115	48	0.26	0.10	0.15	0.07
Total commercial and industrial	120	95	317	220	0.12	0.10	0.11	0.08
Commercial real estate	(1)	2	8	3	—	0.02	0.02	0.01
Commercial lease financing	1	—	14	—	0.02	—	0.09	—
	120	97	339	223	0.10	0.08	0.09	0.06
U.S. small business commercial	69	59	202	180	1.83	1.67	1.83	1.72
Total commercial	$189	$156	$541	$403	0.15	0.13	0.15	0.11

(1)	Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.
Table 32 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure increased $774 million, or seven percent, during the nine months ended September 30, 2019 driven by a small number of client downgrades across various industries and was not indicative of broader issues in the portfolio. At September 30, 2019 and December 31, 2018, 90 percent and 91 percent of commercial reservable criticized utilized exposure was secured.

Table 32	Commercial Reservable Criticized Utilized Exposure (1, 2)

(Dollars in millions)	September 30, 2019		December 31, 2018
Commercial and industrial:
U.S. commercial	$8,789	2.59%	$7,986	2.43%
Non-U.S. commercial	1,063	0.99	1,013	0.97
Total commercial and industrial	9,852	2.21	8,999	2.08
Commercial real estate	897	1.39	936	1.50
Commercial lease financing	349	1.74	366	1.62
	11,098	2.09	10,301	1.99
U.S. small business commercial	737	4.84	760	5.22
Total commercial reservable criticized utilized exposure (1)	$11,835	2.17	$11,061	2.08

(1)
Total commercial reservable criticized utilized exposure includes loans and leases of $11.1 billion and $10.3 billion and commercial letters of credit of $763 million and $781 million at September 30, 2019 and December 31, 2018.

(2)	Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.

Bank of America 34

Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At September 30, 2019, 69 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 16 percent in Global Markets, 13 percent in GWIM (generally business-purpose loans for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $11.7 billion during the nine months ended September 30, 2019, across lines of business. Nonperforming U.S. commercial loans increased $172 million and reservable criticized utilized exposure increased $803 million, or 10 percent, driven by a small number of client downgrades across various industries.
Non-U.S. Commercial
At September 30, 2019, 84 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 16 percent in Global Markets. Non-U.S. commercial loans increased $2.3 billion during the nine months ended September 30, 2019, primarily in Global Banking. For more information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 38.

Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans increased $2.0 billion, or three percent, during the nine months ended September 30, 2019 to $62.8 billion due to new originations slightly outpacing paydowns. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 24 percent and 23 percent of the commercial real estate portfolio at September 30, 2019 and December 31, 2018. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms.
For the three and nine months ended September 30, 2019, we continued to see low default rates and solid credit quality in both the residential and non-residential portfolios. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures to management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Table 33 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 33	Outstanding Commercial Real Estate Loans

(Dollars in millions)	September 30 2019	December 31 2018
By Geographic Region
California	$15,227	$14,002
Northeast	11,558	10,895
Southwest	7,585	7,339
Southeast	5,727	5,726
Florida	4,075	3,680
Midsouth	3,300	2,919
Midwest	3,187	3,772
Illinois	2,917	2,989
Northwest	1,847	2,178
Non-U.S.	4,661	4,240
Other (1)	2,714	3,105
Total outstanding commercial real estate loans	$62,798	$60,845
By Property Type
Non-residential
Office	$17,470	$17,246
Shopping centers / Retail	8,418	8,798
Multi-family rental	8,035	7,762
Industrial / Warehouse	7,495	5,379
Hotels / Motels	7,012	7,248
Unsecured	2,937	2,956
Multi-use	1,973	2,848
Other	7,853	7,029
Total non-residential	61,193	59,266
Residential	1,605	1,579
Total outstanding commercial real estate loans	$62,798	$60,845

(1)
Includes unsecured loans to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans managed in Consumer Banking. Credit card-related products were 53 percent and 51 percent of the U.S. small business commercial portfolio at September 30, 2019 and December 31, 2018. Of the U.S. small business commercial net charge-offs, 92 percent and 95 percent were credit card-related products for the three and nine months ended September 30, 2019 compared to 95 percent and 94 percent for same periods in 2018.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 34 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and nine months ended September 30, 2019 and 2018. Nonperforming loans do not include loans accounted for under the fair value option. During the nine months ended September 30, 2019, nonperforming commercial loans and leases increased $185 million to $1.3 billion. At September 30, 2019, 93 percent of commercial nonperforming loans, leases and foreclosed properties were

35 Bank of America

secured and 56 percent were contractually current. Commercial nonperforming loans were carried at 90 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

Table 34	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Nonperforming loans and leases, beginning of period	$1,160	$1,258	$1,102	$1,304
Additions	492	235	1,521	915
Reductions:
Paydowns	(161)	(287)	(479)	(649)
Sales	(33)	(130)	(193)	(204)
Returns to performing status (3)	(48)	(95)	(105)	(213)
Charge-offs	(123)	(116)	(371)	(276)
Transfers to foreclosed properties	—	(12)	(7)	(12)
Transfers to loans held-for-sale	—	(5)	(181)	(17)
Total net reductions to nonperforming loans and leases	127	(410)	185	(456)
Total nonperforming loans and leases, September 30	1,287	848	1,287	848
Foreclosed properties, September 30	59	30	59	30
Nonperforming commercial loans, leases and foreclosed properties, September 30	$1,346	$878	$1,346	$878
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.25%	0.18%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.26	0.18

(1)	Balances do not include nonperforming loans held-for-sale of $237 million and $177 million at September 30, 2019 and 2018.

(2)	Includes U.S. small business commercial activity. Small business card loans are excluded as they are not classified as nonperforming.

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
Table 35 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and small business loans. The renegotiated small business card loans are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due. For more information on TDRs, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 35	Commercial Troubled Debt Restructurings

	September 30, 2019			December 31, 2018
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Commercial and industrial:
U.S. commercial	$379	$1,135	$1,514	$306	$1,092	$1,398
Non-U.S. commercial	51	226	277	78	162	240
Total commercial and industrial	430	1,361	1,791	384	1,254	1,638
Commercial real estate	109	79	188	114	6	120
Commercial lease financing	17	35	52	3	68	71
	556	1,475	2,031	501	1,328	1,829
U.S. small business commercial	3	25	28	3	18	21
Total commercial troubled debt restructurings	$559	$1,500	$2,059	$504	$1,346	$1,850
Industry Concentrations
Table 36 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $38.1 billion, or four percent, during the nine months ended September 30, 2019 to $1.0 trillion. The increase in commercial committed exposure was concentrated in the Real estate, Financial markets infrastructure, and Capital goods industry sectors. Increases were partially offset by decreased exposure to the Global commercial banks, Insurance, and Commercial services and supplies industry sectors.
For information on industry limits, see Commercial Portfolio Credit Risk Management - Industry Concentrations in the MD&A of the Corporation’s 2018 Annual Report on Form 10-K.
Asset managers and funds, our largest industry concentration with committed exposure of $109.8 billion, increased $2.0 billion,

or two percent, during the nine months ended September 30, 2019.
Real estate, our second largest industry concentration with committed exposure of $93.6 billion, increased $7.1 billion, or eight percent, during the nine months ended September 30, 2019. This growth occurred primarily in the category of property developers and owners, partially offset by declines in REITs and multiple-use and all other property types.
Capital goods, our third largest industry concentration with committed exposure of $79.3 billion, increased $4.2 billion, or six percent, during the nine months ended September 30, 2019 with the growth largely occurring in the machinery and trading companies and distributors industry categories, partially offset by a decrease in large conglomerates. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 35.

Bank of America 36

Table 36	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	September 30 2019	December 31 2018	September 30 2019	December 31 2018
Asset managers and funds	$73,822	$71,756	$109,841	$107,888
Real estate (3)	70,643	65,328	93,625	86,514
Capital goods	41,651	39,192	79,308	75,080
Finance companies	37,502	36,662	59,923	56,659
Healthcare equipment and services	34,563	35,763	56,649	56,489
Government and public education	42,802	43,675	54,177	54,749
Materials	27,647	27,347	52,293	51,865
Retailing	27,354	25,333	48,874	47,507
Consumer services	25,959	25,702	46,335	43,298
Food, beverage and tobacco	23,587	23,586	44,609	42,745
Commercial services and supplies	22,328	22,623	37,855	39,349
Energy	15,660	13,727	35,750	32,279
Transportation	25,440	22,814	34,638	31,523
Utilities	11,938	12,035	28,899	27,623
Pharmaceuticals and biotechnology	6,261	7,430	27,051	23,634
Individuals and trusts	18,887	18,643	26,303	25,019
Global commercial banks	23,602	26,583	25,687	28,627
Technology hardware and equipment	11,287	13,014	25,379	26,228
Media	13,285	12,132	23,645	24,502
Consumer durables and apparel	10,174	9,904	21,459	20,199
Vehicle dealers	17,332	17,603	20,580	20,446
Software and services	10,257	8,809	20,098	19,172
Telecommunication services	8,580	8,686	15,980	14,166
Automobiles and components	8,033	7,131	15,176	13,893
Financial markets infrastructure (clearinghouses)	11,864	8,317	14,316	10,042
Insurance	6,966	8,674	13,804	15,807
Food and staples retailing	5,642	4,787	9,871	9,093
Religious and social organizations	4,104	3,757	5,950	5,620
Total commercial credit exposure by industry	$637,170	$621,013	$1,048,075	$1,010,016
Net credit default protection purchased on total commitments (4)			$(3,858)	$(2,663)

(1)	Includes U.S. small business commercial exposure.

(2)
Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.9 billion and $10.7 billion at September 30, 2019 and December 31, 2018.

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
At September 30, 2019 and December 31, 2018, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $3.9 billion and $2.7 billion. We recorded net losses on these positions of $15 million and $93 million for the three and nine months ended September 30, 2019 compared to net losses of $33 million and $43 million for the same periods in 2018 on these positions. The gains and losses on these instruments were offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 42. For additional information, see Trading Risk Management on page 41.
Tables 37 and 38 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at September 30, 2019 and December 31, 2018.

Table 37	Net Credit Default Protection by Maturity

	September 30 2019	December 31 2018
Less than or equal to one year	37%	20%
Greater than one year and less than or equal to five years	42	78
Greater than five years	21	2
Total net credit default protection	100%	100%

37 Bank of America

Table 38	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
(Dollars in millions)	September 30, 2019		December 31, 2018
Ratings (2, 3)
A	$(612)	15.9%	$(700)	26.3%
BBB	(1,177)	30.5	(501)	18.8
BB	(800)	20.7	(804)	30.2
B	(523)	13.6	(422)	15.8
CCC and below	(85)	2.2	(205)	7.7
NR (4)	(661)	17.1	(31)	1.2
Total net credit default protection	$(3,858)	100.0%	$(2,663)	100.0%

(1)	Represents net credit default protection purchased.

(2)	Ratings are refreshed on a quarterly basis.

(3)	Ratings of BBB- or higher are considered to meet the definition of investment grade.

(4)	NR is comprised of index positions held and any names that have not been rated.
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
Table 39 presents our 20 largest non-U.S. country exposures at September 30, 2019. These exposures accounted for 89 percent of our total non-U.S. exposure at both September 30, 2019 and December 31, 2018. Net country exposure for these 20 countries increased $10.9 billion in the nine months ended September 30, 2019, primarily driven by increased sovereign and corporate exposure across multiple countries. For more information on the top 20 non-U.S. countries exposure, see Non-U.S. Portfolio in the MD&A of the Corporation’s 2018 Annual Report on Form 10-K.

Table 39	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at September 30 2019	Hedges and Credit Default Protection	Net Country Exposure at September 30 2019	Increase (Decrease) from December 31 2018
United Kingdom	$32,387	$16,610	$7,154	$2,506	$58,657	$(3,107)	$55,550	$696
Germany	21,600	7,190	1,992	1,133	31,915	(5,826)	26,089	(2,568)
Japan	18,774	879	1,591	1,441	22,685	(1,403)	21,282	1,259
Canada	7,774	7,829	1,298	3,336	20,237	(680)	19,557	42
France	7,631	7,386	1,255	2,802	19,074	(2,650)	16,424	3,773
China	12,167	495	1,304	919	14,885	(357)	14,528	(113)
India	7,786	538	467	4,058	12,849	(224)	12,625	1,513
Brazil	7,610	663	201	3,689	12,163	(420)	11,743	1,494
Australia	6,031	3,024	603	1,735	11,393	(377)	11,016	1,086
Netherlands	6,510	3,435	498	1,193	11,636	(992)	10,644	(933)
Switzerland	5,627	3,051	331	237	9,246	(644)	8,602	838
South Korea	6,018	604	389	1,762	8,773	(196)	8,577	(593)
Hong Kong	5,645	257	327	1,218	7,447	(32)	7,415	179
Singapore	4,031	223	456	2,591	7,301	(53)	7,248	1,731
Mexico	4,023	1,876	260	1,041	7,200	(185)	7,015	779
Belgium	4,556	1,093	216	215	6,080	(214)	5,866	288
Spain	4,076	1,314	155	796	6,341	(950)	5,391	741
United Arab Emirates	3,082	226	130	102	3,540	(33)	3,507	(142)
Italy	2,310	1,486	589	542	4,927	(1,450)	3,477	396
Sweden	1,572	705	268	245	2,790	(274)	2,516	476
Total top 20 non-U.S. countries exposure	$169,210	$58,884	$19,484	$31,561	$279,139	$(20,067)	$259,072	$10,942
A number of economic conditions and geopolitical events have given rise to risk aversion in certain emerging markets. Additionally, in light of ongoing trade tensions, we continue to closely monitor our exposures to tariff-sensitive regions and industries, particularly to countries that account for a large percentage of U.S. trade, such as China.
Our largest emerging market country exposure at September 30, 2019 was China, with net exposure of $14.5 billion, concentrated in large state-owned companies, subsidiaries of multinational corporations and commercial banks.
The outlook for policy direction and therefore economic performance in the EU remains uncertain as a consequence of reduced political cohesion among EU countries. Additionally, we believe that the uncertainty in the U.K.’s ability to negotiate a favorable exit from the EU will further weigh on economic performance. For additional information, see Executive Summary – Recent Developments – U.K. Exit from the EU on page 3. Our largest EU country exposure at September 30, 2019 was the U.K. with net exposure of $55.6 billion, which represents a $696 million increase from December 31, 2018. Our second largest EU exposure was Germany with net exposure of $26.1 billion, which represents a $2.6 billion decrease from December 31, 2018. The decrease in Germany was primarily driven by a reduction in sovereign exposure.

Bank of America 38

Provision for Credit Losses
The provision for credit losses increased $63 million to $779 million, and $272 million to $2.6 billion for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The provision for credit losses was $32 million and $40 million lower than net charge-offs for the three and nine months ended September 30, 2019, resulting in a decrease in the allowance for credit losses. This compared to a decrease of $216 million and $462 million in the allowance for credit losses for the three and nine months ended September 30, 2018.
Net charge-offs for the three and nine months ended September 30, 2019 were $811 million and $2.7 billion compared to $932 million and $2.8 billion for the same periods in 2018.
The provision for credit losses for the consumer portfolio decreased $146 million to $564 million and $181 million to $2.0 billion for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The decrease was primarily driven by consumer real estate loan sales.
The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $209 million to $215 million and $453 million to $615 million for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The increase was due in part to energy releases in the prior-year periods.
Allowance for Credit Losses
Allowance for Loan and Lease Losses
During the three and nine months ended September 30, 2019, the factors that impacted the allowance for loan and lease losses included improvement in the credit quality of the consumer real estate portfolios driven by continuing improvements in the U.S. economy and strong labor markets, proactive credit risk management initiatives and the impact of high credit quality originations. Evidencing the improvements in the U.S. economy and strong labor markets are low levels of unemployment and increases in home prices. In addition to these improvements, in the consumer portfolio, nonperforming consumer loans decreased $1.7 billion during the nine months ended September 30, 2019 as loan sales, returns to performing status and paydowns continued to outpace new nonaccrual loans.
The allowance for loan and lease losses for the consumer portfolio, as presented in Table 41, was $4.6 billion at September 30, 2019, a decrease of $226 million from December 31, 2018. The decrease was primarily in the consumer real estate portfolio, partially offset by an increase in the U.S. credit card portfolio. The reduction in the allowance for the consumer real estate portfolio was due to improved home prices, lower nonperforming loans and a decrease in loan balances in our non-core portfolio. The increase in the allowance for the U.S. credit card portfolio was driven primarily by continued portfolio seasoning.
The allowance for loan and lease losses for the commercial portfolio, as presented in Table 41, was $4.9 billion at September 30, 2019, an increase of $58 million from December 31, 2018.

Commercial reservable criticized utilized exposure increased to $11.8 billion at September 30, 2019 from $11.1 billion (to 2.17 percent from 2.08 percent of total commercial reservable utilized exposure) at December 31, 2018, and nonperforming commercial loans increased to $1.3 billion at September 30, 2019 from $1.1 billion (to 0.25 percent from 0.22 percent of outstanding commercial loans excluding loans accounted for under the fair value option) at December 31, 2018 with the increases spread across multiple industries. See Tables 30, 31 and 32 for more details on key commercial credit statistics.
The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 0.98 percent at September 30, 2019 compared to 1.02 percent at December 31, 2018. For more information on the allowance for loan and lease losses, see Allowance for Credit Losses in the MD&A of the Corporation’s 2018 Annual Report on Form 10-K.
The Financial Accounting Standards Board issued a new accounting standard regarding the measurement of the allowance for credit losses that will be effective for the Corporation on January 1, 2020. Upon adoption of the standard on January 1, 2020, we expect that, based on current expectations of future economic conditions, our allowance for credit losses on loans and leases may increase up to approximately 30 percent from our allowance for credit losses as of September 30, 2019, as disclosed herein, with a large portion of that increase driven by the U.S. credit card portfolio. The increase from the previously disclosed expectation of up to 20 percent was driven by refinements to certain models and methodologies along with the third-quarter 2019 loan sales, which reduced the expected recoveries on previously charged-off loans as the recoveries were realized upon sale. The ultimate impact upon adoption will depend on the characteristics of the Corporation’s portfolios, macroeconomic conditions and forecasts, and the finalized validation of models and methodologies, as well as other management judgments. For additional information regarding this new accounting standard, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
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
The reserve for unfunded lending commitments was $809 million at September 30, 2019 compared to $797 million at December 31, 2018.
Table 40 presents a rollforward of the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, for the three and nine months ended September 30, 2019 and 2018.

39 Bank of America

Table 40	Allowance for Credit Losses

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2019	2018	2019	2018
Allowance for loan and lease losses, beginning of period		$9,527	$10,050	$9,601	$10,393
Loans and leases charged off
Residential mortgage		(28)	(45)	(69)	(137)
Home equity		(171)	(110)	(386)	(329)
U.S. credit card		(865)	(826)	(2,659)	(2,515)
Direct/Indirect consumer		(157)	(120)	(403)	(376)
Other consumer		(71)	(46)	(163)	(140)
Total consumer charge-offs		(1,292)	(1,147)	(3,680)	(3,497)
U.S. commercial (1)		(151)	(161)	(486)	(437)
Non-U.S. commercial		(66)	(25)	(115)	(61)
Commercial real estate		—	(2)	(10)	(9)
Commercial lease financing		(3)	(1)	(19)	(6)
Total commercial charge-offs		(220)	(189)	(630)	(513)
Total loans and leases charged off		(1,512)	(1,336)	(4,310)	(4,010)
Recoveries of loans and leases previously charged off
Residential mortgage		66	33	120	124
Home equity		373	130	732	316
U.S. credit card		148	128	435	377
Direct/Indirect consumer		81	78	233	234
Other consumer		2	2	12	10
Total consumer recoveries		670	371	1,532	1,061
U.S. commercial (2)		29	32	82	85
Non-U.S. commercial		(1)	—	—	13
Commercial real estate		1	—	2	6
Commercial lease financing		2	1	5	6
Total commercial recoveries		31	33	89	110
Total recoveries of loans and leases previously charged off		701	404	1,621	1,171
Net charge-offs		(811)	(932)	(2,689)	(2,839)
Provision for loan and lease losses		776	711	2,637	2,362
Other (3)		(59)	(95)	(116)	(182)
Allowance for loan and lease losses, September 30		9,433	9,734	9,433	9,734
Reserve for unfunded lending commitments, beginning of period		806	787	797	777
Provision for unfunded lending commitments		3	5	12	15
Reserve for unfunded lending commitments, September 30		809	792	809	792
Allowance for credit losses, September 30		$10,242	$10,526	$10,242	$10,526

Loan and allowance ratios:
Loans and leases outstanding at September 30 (4)		$965,236	$924,070	$965,236	$924,070
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at September 30 (4)		0.98%	1.05%	0.98%	1.05%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at September 30 (5)		1.01	1.12	1.01	1.12
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at September 30 (6)		0.95	0.99	0.95	0.99
Average loans and leases outstanding (4)		$956,850	$925,091	$946,546	$926,664
Annualized net charge-offs as a percentage of average loans and leases outstanding (4)		0.34%	0.40%	0.38%	0.41%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at September 30 (4)		271	189	271	189
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs		2.93	2.63	2.62	2.56
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at September 30 (7)		$4,144	$4,027	$4,144	$4,027
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at September 30 (4, 7)		152%	111%	152%	111%

(1)
Includes U.S. small business commercial charge-offs of $79 million and $239 million for the three and nine months ended September 30, 2019 compared to $72 million and $215 million for the same periods in 2018.

(2)
Includes U.S. small business commercial recoveries of $10 million and $37 million for the three and nine months ended September 30, 2019 compared to $13 million and $35 million for the same periods in 2018.

(3)	Primarily represents write-offs of purchased credit-impaired (PCI) loans, the net impact of portfolio sales, and transfers to held for sale.

(4)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $7.7 billion and $5.7 billion at September 30, 2019 and 2018. Average loans accounted for under the fair value option were $7.9 billion and $6.6 billion for the three and nine months ended September 30, 2019 compared to $5.6 billion and $5.8 billion for the same periods in 2018.

(5)	Excludes consumer loans accounted for under the fair value option of $640 million and $755 million at September 30, 2019 and 2018.

(6)	Excludes commercial loans accounted for under the fair value option of $7.0 billion and $5.0 billion at September 30, 2019 and 2018.

(7)	Primarily includes amounts allocated to U.S. credit card and unsecured consumer lending portfolios in Consumer Banking and PCI loans in All Other.

Bank of America 40

Table 41	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	September 30, 2019			December 31, 2018
Allowance for loan and lease losses
Residential mortgage	$341	3.61%	0.15%	$422	4.40%	0.20%
Home equity	250	2.65	0.60	506	5.27	1.05
U.S. credit card	3,709	39.32	3.91	3,597	37.47	3.66
Direct/Indirect consumer	234	2.48	0.26	248	2.58	0.27
Other consumer	42	0.45	n/m	29	0.30	n/m
Total consumer	4,576	48.51	1.01	4,802	50.02	1.08
U.S. commercial (2)	3,038	32.21	0.93	3,010	31.35	0.96
Non-U.S. commercial	669	7.09	0.66	677	7.05	0.69
Commercial real estate	992	10.52	1.58	958	9.98	1.57
Commercial lease financing	158	1.67	0.79	154	1.60	0.68
Total commercial	4,857	51.49	0.95	4,799	49.98	0.97
Allowance for loan and lease losses	9,433	100.00%	0.98	9,601	100.00%	1.02
Reserve for unfunded lending commitments	809			797
Allowance for credit losses	$10,242			$10,398

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option include residential mortgage loans of $275 million and $336 million and home equity loans of $365 million and $346 million at September 30, 2019 and December 31, 2018. Commercial loans accounted for under the fair value option include U.S. commercial loans of $4.7 billion and $2.5 billion and non-U.S. commercial loans of $2.4 billion and $1.1 billion at September 30, 2019 and December 31, 2018.

(2)	Includes allowance for loan and lease losses for U.S. small business commercial loans of $518 million and $474 million at September 30, 2019 and December 31, 2018.
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
Table 42 presents the total market-based portfolio VaR which is the combination of the total covered positions (and less liquid trading positions) portfolio and the fair value option portfolio. For more information on our trading risk management process and on the market risk VaR for trading activities, see Trading Risk Management in the MD&A of the Corporation’s 2018 Annual Report on Form 10-K.

The total market-based portfolio VaR results in Table 42 include market risk to which we are exposed from all business segments, excluding credit valuation adjustment (CVA), DVA and related hedges. The majority of this portfolio is within the Global Markets segment.
Table 42 presents period-end, average, high and low daily trading VaR for the three months ended September 30, 2019, June 30, 2019 and September 30, 2018, as well as average daily trading VaR for the nine months ended September 30, 2019 and 2018 using a 99 percent confidence level. The amounts disclosed in Table 42 and Table 43 align to the view of covered positions used in the Basel 3 capital calculations. Foreign exchange and commodity positions are always considered covered positions, regardless of trading or banking treatment for the trade, except for structural foreign currency positions that are excluded with prior regulatory approval.
The average total covered positions and less liquid trading positions portfolio VaR increased for the three months ended September 30, 2019 compared to the same period in 2018 due to an increase in equity risk, partially offset by a decrease in interest rate risk.

Table 42	Market Risk VaR for Trading Activities

	Three Months Ended												Nine Months Ended September 30
	September 30, 2019				June 30, 2019				September 30, 2018
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	2019 Average	2018 Average
Foreign exchange	$3	$6	$11	$3	$6	$5	$11	$4	$3	$7	$12	$2	$6	$8
Interest rate	22	20	26	14	20	26	38	18	22	26	36	16	25	24
Credit	26	24	27	20	26	22	27	16	24	24	30	20	22	25
Equity	24	23	29	17	21	20	25	15	17	18	27	13	21	18
Commodities	4	6	31	4	6	6	8	4	7	6	8	5	6	7
Portfolio diversification	(50)	(48)	—	—	(45)	(48)	—	—	(47)	(52)	—	—	(48)	(52)
Total covered positions portfolio	29	31	36	24	34	31	37	28	26	29	36	21	32	30
Impact from less liquid exposures	2	3	—	—	1	3	—	—	2	2	—	—	3	4
Total covered positions and less liquid trading positions portfolio	31	34	38	27	35	34	40	29	28	31	38	23	35	34
Fair value option loans	11	11	13	9	10	9	11	7	10	13	15	10	9	12
Fair value option hedges	10	11	13	9	10	7	11	4	6	9	11	6	9	9
Fair value option portfolio diversification	(6)	(10)	—	—	(11)	(9)	—	—	(8)	(13)	—	—	(9)	(11)
Total fair value option portfolio	15	12	16	9	9	7	10	5	8	9	11	8	9	10
Portfolio diversification	(12)	(9)	—	—	(7)	(5)	—	—	(6)	(6)	—	—	(6)	(6)
Total market-based portfolio	$34	$37	44	28	$37	$36	42	31	$30	$34	44	26	$38	$38

(1)
The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore the impact from less liquid exposures and the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, is not relevant.

41 Bank of America

The graph below presents the daily covered positions and less liquid trading positions portfolio VaR for the previous five quarters, corresponding to the data in Table 42.
Additional VaR statistics produced within our single VaR model are provided in Table 43 at the same level of detail as in Table 42. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 43 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for the three months ended September 30, 2019, June 30, 2019 and September 30, 2018.

Table 43	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	Three Months Ended
	September 30, 2019		June 30, 2019		September 30, 2018
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$6	$4	$5	$3	$7	$4
Interest rate	20	13	26	16	26	16
Credit	24	16	22	13	24	14
Equity	23	12	20	10	18	10
Commodities	6	3	6	3	6	3
Portfolio diversification	(48)	(31)	(48)	(28)	(52)	(31)
Total covered positions portfolio	31	17	31	17	29	16
Impact from less liquid exposures	3	2	3	2	2	1
Total covered positions and less liquid trading positions portfolio	34	19	34	19	31	17
Fair value option loans	11	6	9	5	13	7
Fair value option hedges	11	7	7	5	9	6
Fair value option portfolio diversification	(10)	(7)	(9)	(6)	(13)	(8)
Total fair value option portfolio	12	6	7	4	9	5
Portfolio diversification	(9)	(4)	(5)	(3)	(6)	(4)
Total market-based portfolio	$37	$21	$36	$20	$34	$18
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. For more information on our backtesting process, see Trading Risk Management – Backtesting in the MD&A of the Corporation’s 2018 Annual Report on Form 10-K.
During the three and nine months ended September 30, 2019, there were no days in which there was a backtesting excess for our total covered portfolio VaR, utilizing a one-day holding period.
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
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended September 30, 2019 compared to the three months ended June 30, 2019 and March 31, 2019. During the three months ended September 30, 2019, positive trading-related revenue was recorded for 92 percent of the trading days, of which 70 percent were daily trading gains of over $25 million and the largest loss was $35 million. This compares to the three months ended June 30, 2019 where positive trading-related revenue was recorded for 100 percent of the trading days, of which 91 percent were daily trading gains of over $25 million. During the three months ended March 31, 2019, positive trading-related revenue was recorded for 100 percent of the trading days of which 89 percent were daily trading gains of over $25 million.

Bank of America 42

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
Table 44 presents the spot and 12-month forward rates used in our baseline forecasts at September 30, 2019 and December 31, 2018.

Table 44	Forward Rates

	September 30, 2019
	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	2.00%	2.09%	1.56%
12-month forward rates	1.50	1.47	1.56

	December 31, 2018
Spot rates	2.50%	2.81%	2.71%
12-month forward rates	2.50	2.64	2.75
Table 45 shows the pretax impact to forecasted net interest income over the next 12 months from September 30, 2019 and December 31, 2018, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment.
In the nine months ended September 30, 2019, the asset sensitivity of our balance sheet increased primarily due to decreases in interest rates. We continue to be asset sensitive to a parallel move in interest rates with the majority of that impact coming from the short end of the yield curve. Additionally, higher interest rates impact the fair value of debt securities and, accordingly, for debt securities classified as AFS, may adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital is reduced over time by offsetting positive impacts to net interest income. For more information on Basel 3, see Capital Management – Regulatory Capital on page 20.

Table 45			Estimated Banking Book Net Interest Income Sensitivity to Curve Changes

	Short Rate (bps)	Long Rate (bps)
			September 30 2019	December 31 2018
(Dollars in millions)
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$4,576	$2,833
-100 bps instantaneous shift	-100	-100	(6,479)	(4,280)
Flatteners
Short-end instantaneous change	+100	—	2,696	2,158
Long-end instantaneous change	—	-100	(3,050)	(1,618)
Steepeners
Short-end instantaneous change	-100	—	(3,343)	(2,648)
Long-end instantaneous change	—	+100	1,917	675
The sensitivity analysis in Table 45 assumes that we take no action in response to these rate shocks and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates. As part of our ALM activities, we use securities, certain residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.
The behavior of our deposit portfolio in the baseline forecast and in alternate interest rate scenarios is a key assumption in our projected estimates of net interest income. The sensitivity analysis in Table 45 assumes no change in deposit portfolio size or mix from the baseline forecast in alternate rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher yielding deposits or market-based funding would reduce our benefit in those scenarios.
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
We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated cash flow hedge derivative instruments recorded in accumulated OCI were $452 million and $1.3 billion, on a pretax basis, at September 30, 2019 and December 31, 2018. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at September 30, 2019, the pretax net losses are expected to be reclassified into earnings as follows: 21 percent within the next year, 33 percent in years two through five and 26 percent in years six through ten, with the remaining 20 percent

43 Bank of America

thereafter. For more information on derivatives designated as cash flow hedges, see Note 3 – Derivatives to the Consolidated Financial Statements.
We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps and foreign exchange options. We recorded net after-tax losses on derivatives in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at September 30, 2019.

Table 46 presents derivatives utilized in our ALM activities and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and average estimated durations of our open ALM derivatives at September 30, 2019 and December 31, 2018. These amounts do not include derivative hedges on our MSRs. During the nine months ended September 30, 2019, the fair value of receive-fixed interest rate swaps increased while pay-fixed interest rates swaps decreased, driven by lower swap rates.

Table 46	Asset and Liability Management Interest Rate and Foreign Exchange Contracts

		September 30, 2019
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	Remainder of 2019	2020	2021	2022	2023	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$17,416								6.86
Notional amount		$218,014	$4,738	$16,347	$14,642	$21,616	$36,356	$124,315
Weighted-average fixed-rate		2.72%	1.74%	2.68%	3.17%	2.48%	2.36%	2.86%
Pay-fixed interest rate swaps (1)	(5,089)								7.45
Notional amount		$72,949	$1,210	$4,344	$2,117	$—	$13,993	$51,285
Weighted-average fixed-rate		2.47%	2.07%	2.16%	2.15%	—%	2.52%	2.51%
Same-currency basis swaps (2)	21
Notional amount		$142,128	$1,898	$17,293	$18,008	$4,306	$2,017	$98,606
Foreign exchange basis swaps (1, 3, 4)	(1,685)
Notional amount		115,945	6,552	22,415	24,026	14,461	7,056	41,435
Option products	1
Notional amount		1,176	1,161	—	—	—	15	—
Foreign exchange contracts (1, 4, 5)	2,127
Notional amount (6)		(98,175)	(118,122)	(4,072)	3,845	2,608	2,283	15,283
Net ALM contracts	$12,791

		December 31, 2018
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2019	2020	2021	2022	2023	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$2,128								5.17
Notional amount		$198,914	$27,176	$16,347	$14,640	$19,866	$36,215	$84,670
Weighted-average fixed-rate		2.66%	1.87%	2.68%	3.17%	2.56%	2.37%	2.97%
Pay-fixed interest rate swaps (1)	295								6.30
Notional amount		$49,275	$1,210	$4,344	$1,616	$—	$10,801	$31,304
Weighted-average fixed-rate		2.50%	2.07%	2.16%	2.22%	—%	2.59%	2.55%
Same-currency basis swaps (2)	21
Notional amount		$101,203	$7,628	$15,097	$15,493	$2,586	$2,017	$58,382
Foreign exchange basis swaps (1, 3, 4)	(1,716)
Notional amount		106,742	13,946	21,448	19,241	10,239	6,260	35,608
Option products	2
Notional amount		587	572	—	—	—	15	—
Foreign exchange contracts (1, 4, 5)	82
Notional amount (6)		(8,447)	(27,823)	13	4,196	2,741	2,448	9,978
Net ALM contracts	$812

(1)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities, which are hedged using derivatives designated as fair value hedging instruments, that substantially offset the fair values of these derivatives.

(2)
At September 30, 2019 and December 31, 2018, the notional amount of same-currency basis swaps included $142.1 billion and $101.2 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(3)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(4)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(5)
The notional amount of foreign exchange contracts of $(98.2) billion at September 30, 2019 was comprised of $28.6 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(125.5) billion in net foreign currency forward rate contracts, $(2.0) billion in foreign currency-denominated interest rate swaps and $697 million in net foreign currency futures contracts. Foreign exchange contracts of $(8.4) billion at December 31, 2018 were comprised of $25.2 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(32.7) billion in net foreign currency forward rate contracts, $(1.8) billion in foreign currency-denominated interest rate swaps and $814 million in foreign currency futures contracts.

(6)	Reflects the net of long and short positions. Amounts shown as negative reflect a net short position.

Bank of America 44

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
During the three and nine months ended September 30, 2019, we recorded gains of $78 million and $217 million related to the change in fair value of the MSRs, IRLCs and LHFS, net of gains and losses on the hedge portfolio, compared to gains of $61 million and $190 million for the same periods in 2018. For more information on MSRs, see Note 15 – Fair Value Measurements to the Consolidated Financial Statements.
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

Non-GAAP Reconciliations
Table 47 provides reconciliations of certain non-GAAP financial measures to the most closely related GAAP financial measures.

Table 47	Period-end and Average Supplemental Financial Data and Reconciliations to GAAP Financial Measures (1)

	Period-end		Average
	September 30 2019	December 31 2018	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)			2019	2018	2019	2018
Shareholders’ equity	$268,387	$265,325	$270,430	$264,653	$268,223	$265,102
Goodwill	(68,951)	(68,951)	(68,951)	(68,951)	(68,951)	(68,951)
Intangible assets (excluding MSRs)	(1,690)	(1,774)	(1,707)	(1,992)	(1,735)	(2,125)
Related deferred tax liabilities	734	858	752	896	787	917
Tangible shareholders’ equity	$198,480	$195,458	$200,524	$194,606	$198,324	$194,943
Preferred stock	(23,606)	(22,326)	(23,800)	(22,841)	(22,894)	(23,159)
Tangible common shareholders’ equity	$174,874	$173,132	$176,724	$171,765	$175,430	$171,784

Total assets	$2,426,330	$2,354,507
Goodwill	(68,951)	(68,951)
Intangible assets (excluding MSRs)	(1,690)	(1,774)
Related deferred tax liabilities	734	858
Tangible assets	$2,356,423	$2,284,640

(1)
Presents reconciliations of non-GAAP financial measures to the most closely related GAAP financial measures. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 6.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Market Risk Management on page 41 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

45 Bank of America

Part I. Financial Information
Item 1. Financial Statements
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share information)	2019	2018	2019	2018
Net interest income
Interest income	$17,916	$16,965	$54,310	$48,933
Interest expense	5,729	4,904	17,559	13,275
Net interest income	12,187	12,061	36,751	35,658

Noninterest income
Fees and commissions	8,467	8,076	24,495	24,733
Trading account income	1,707	1,717	6,390	6,421
Other income	446	870	1,259	1,531
Total noninterest income	10,620	10,663	32,144	32,685
Total revenue, net of interest expense	22,807	22,724	68,895	68,343

Provision for credit losses	779	716	2,649	2,377

Noninterest expense
Compensation and benefits	7,779	7,721	24,000	24,145
Occupancy and equipment	1,663	1,589	4,908	4,787
Information processing and communications	1,163	1,113	3,484	3,399
Product delivery and transaction related	696	687	2,067	2,149
Marketing	440	421	1,410	1,161
Professional fees	386	439	1,155	1,219
Other general operating	3,042	1,044	4,637	3,220
Total noninterest expense	15,169	13,014	41,661	40,080
Income before income taxes	6,859	8,994	24,585	25,886
Income tax expense	1,082	1,827	4,149	5,017
Net income	$5,777	$7,167	$20,436	$20,869
Preferred stock dividends	505	466	1,186	1,212
Net income applicable to common shareholders	$5,272	$6,701	$19,250	$19,657

Per common share information
Earnings	$0.57	$0.67	$2.02	$1.93
Diluted earnings	0.56	0.66	2.01	1.91
Average common shares issued and outstanding	9,303.6	10,031.6	9,516.2	10,177.5
Average diluted common shares issued and outstanding	9,353.0	10,170.8	9,565.7	10,317.9

Consolidated Statement of Comprehensive Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Net income	$5,777	$7,167	$20,436	$20,869
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	1,538	(1,172)	6,231	(6,166)
Net change in debit valuation adjustments	229	(269)	(272)	183
Net change in derivatives	118	21	651	(346)
Employee benefit plan adjustments	26	31	83	91
Net change in foreign currency translation adjustments	(51)	(114)	(99)	(303)
Other comprehensive income (loss)	1,860	(1,503)	6,594	(6,541)
Comprehensive income	$7,637	$5,664	$27,030	$14,328
See accompanying Notes to Consolidated Financial Statements.

Bank of America 46

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	September 30	December 31
(Dollars in millions)	2019	2018
Assets
Cash and due from banks	$26,939	$29,063
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	130,155	148,341
Cash and cash equivalents	157,094	177,404
Time deposits placed and other short-term investments	7,557	7,494
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $50,298 and $56,399 measured at fair value)	271,595	261,131
Trading account assets (includes $131,008 and $119,363 pledged as collateral)	263,684	214,348
Derivative assets	45,123	43,725
Debt securities:
Carried at fair value	254,342	238,101
Held-to-maturity, at cost (fair value – $194,274 and $200,435)	190,252	203,652
Total debt securities	444,594	441,753
Loans and leases (includes $7,674 and $4,349 measured at fair value)	972,910	946,895
Allowance for loan and lease losses	(9,433)	(9,601)
Loans and leases, net of allowance	963,477	937,294
Premises and equipment, net	10,493	9,906
Goodwill	68,951	68,951
Loans held-for-sale (includes $5,011 and $2,942 measured at fair value)	9,811	10,367
Customer and other receivables	52,560	65,814
Other assets (includes $22,952 and $19,739 measured at fair value)	131,391	116,320
Total assets	$2,426,330	$2,354,507

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$394,379	$412,587
Interest-bearing (includes $626 and $492 measured at fair value)	917,401	891,636
Deposits in non-U.S. offices:
Noninterest-bearing	13,138	14,060
Interest-bearing	67,918	63,193
Total deposits	1,392,836	1,381,476
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $21,963 and $28,875 measured at fair value)	202,067	186,988
Trading account liabilities	78,642	68,220
Derivative liabilities	38,025	37,891
Short-term borrowings (includes $3,458 and $1,648 measured at fair value)	30,682	20,189
Accrued expenses and other liabilities (includes $23,512 and $20,075 measured at fair value and $809 and $797 of reserve for unfunded lending commitments)	172,286	165,026
Long-term debt (includes $36,773 and $27,689 measured at fair value)	243,405	229,392
Total liabilities	2,157,943	2,089,182
Commitments and contingencies (Note 7 – Securitizations and Other Variable Interest Entities and Note 11 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,895,685 and 3,843,140 shares	23,606	22,326
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 9,079,264,535 and 9,669,286,370 shares	99,215	118,896
Retained earnings	151,183	136,314
Accumulated other comprehensive income (loss)	(5,617)	(12,211)
Total shareholders’ equity	268,387	265,325
Total liabilities and shareholders’ equity	$2,426,330	$2,354,507

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$5,758	$5,798
Loans and leases	39,387	43,850
Allowance for loan and lease losses	(835)	(912)
Loans and leases, net of allowance	38,552	42,938
All other assets	555	337
Total assets of consolidated variable interest entities	$44,865	$49,073
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings	$2,274	$742
Long-term debt (includes $8,559 and $10,943 of non-recourse debt)	8,560	10,944
All other liabilities (includes $23 and $27 of non-recourse liabilities)	26	30
Total liabilities of consolidated variable interest entities	$10,860	$11,716
See accompanying Notes to Consolidated Financial Statements.

47 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, June 30, 2019	$24,689	9,342.6	$106,619	$147,577	$(7,477)	$271,408
Net income				5,777		5,777
Net change in debt securities					1,538	1,538
Net change in debit valuation adjustments					229	229
Net change in derivatives					118	118
Employee benefit plan adjustments					26	26
Net change in foreign currency translation adjustments					(51)	(51)
Dividends declared:
Common				(1,659)		(1,659)
Preferred				(505)		(505)
Issuance of preferred stock	1,280					1,280
Redemption of preferred stock	(2,363)					(2,363)
Common stock issued under employee plans, net, and other		4.3	222	(7)		215
Common stock repurchased		(267.6)	(7,626)			(7,626)
Balance, September 30, 2019	$23,606	9,079.3	$99,215	$151,183	$(5,617)	$268,387
Balance, December 31, 2018	$22,326	9,669.3	$118,896	$136,314	$(12,211)	$265,325
Cumulative adjustment for adoption of lease accounting standard				165		165
Net income				20,436		20,436
Net change in debt securities					6,231	6,231
Net change in debit valuation adjustments					(272)	(272)
Net change in derivatives					651	651
Employee benefit plan adjustments					83	83
Net change in foreign currency translation adjustments					(99)	(99)
Dividends declared:
Common				(4,535)		(4,535)
Preferred				(1,186)		(1,186)
Issuance of preferred stock	3,643					3,643
Redemption of preferred stock	(2,363)					(2,363)
Common stock issued under employee plans, net, and other		123.4	715	(11)		704
Common stock repurchased		(713.4)	(20,396)			(20,396)
Balance, September 30, 2019	$23,606	9,079.3	$99,215	$151,183	$(5,617)	$268,387
Balance, June 30, 2018	$23,181	10,012.7	$128,822	$125,546	$(13,333)	$264,216
Net income				7,167		7,167
Net change in debt securities					(1,172)	(1,172)
Net change in debit valuation adjustments					(269)	(269)
Net change in derivatives					21	21
Employee benefit plan adjustments					31	31
Net change in foreign currency translation adjustments					(114)	(114)
Dividends declared:
Common				(1,497)		(1,497)
Preferred				(466)		(466)
Issuance of preferred stock	844					844
Redemption of preferred stock	(1,699)					(1,699)
Common stock issued under employee plans, net, and other		9.1	139	(3)		136
Common stock repurchased		(163.5)	(5,040)			(5,040)
Balance, September 30, 2018	$22,326	9,858.3	$123,921	$130,747	$(14,836)	$262,158
Balance, December 31, 2017	$22,323	10,287.3	$138,089	$113,816	$(7,082)	$267,146
Cumulative adjustment for adoption of hedge accounting standard				(32)	57	25
Adoption of accounting standard related to certain tax effects stranded in accumulated other comprehensive income (loss)				1,270	(1,270)	—
Net income				20,869		20,869
Net change in debt securities					(6,166)	(6,166)
Net change in debit valuation adjustments					183	183
Net change in derivatives					(346)	(346)
Employee benefit plan adjustments					91	91
Net change in foreign currency translation adjustments					(303)	(303)
Dividends declared:
Common				(3,952)		(3,952)
Preferred				(1,212)		(1,212)
Issuance of preferred stock	4,515					4,515
Redemption of preferred stock	(4,512)					(4,512)
Common stock issued under employee plans, net, and other		52.8	695	(12)		683
Common stock repurchased		(481.8)	(14,863)			(14,863)
Balance, September 30, 2018	$22,326	9,858.3	$123,921	$130,747	$(14,836)	$262,158
See accompanying Notes to Consolidated Financial Statements.

Bank of America 48

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Nine Months Ended September 30
(Dollars in millions)	2019	2018
Operating activities
Net income	$20,436	$20,869
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,649	2,377
Gains on sales of debt securities	(116)	(76)
Depreciation and amortization	1,290	1,539
Net amortization of premium/discount on debt securities	1,419	1,411
Deferred income taxes	1,789	2,845
Stock-based compensation	1,495	1,323
Impairment of equity method investment	2,072	—
Loans held-for-sale:
Originations and purchases	(18,732)	(16,830)
Proceeds from sales and paydowns of loans originally classified as held for sale and instruments from related securitization activities	19,350	23,221
Net change in:
Trading and derivative assets/liabilities	(30,541)	(13,347)
Other assets	613	13,648
Accrued expenses and other liabilities	(4,053)	18,266
Other operating activities, net	5,003	(1,804)
Net cash provided by operating activities	2,674	53,442
Investing activities
Net change in:
Time deposits placed and other short-term investments	(63)	3,288
Federal funds sold and securities borrowed or purchased under agreements to resell	(10,464)	(35,490)
Debt securities carried at fair value:
Proceeds from sales	43,845	3,070
Proceeds from paydowns and maturities	57,868	56,458
Purchases	(110,658)	(54,923)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	22,832	13,566
Purchases	(9,825)	(35,215)
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	9,757	13,600
Purchases	(4,016)	(3,323)
Other changes in loans and leases, net	(34,439)	(6,432)
Other investing activities, net	(2,188)	(1,750)
Net cash used in investing activities	(37,351)	(47,151)
Financing activities
Net change in:
Deposits	11,360	36,104
Federal funds purchased and securities loaned or sold under agreements to repurchase	15,079	(5,313)
Short-term borrowings	10,493	(3,631)
Long-term debt:
Proceeds from issuance	45,149	60,873
Retirement	(42,842)	(44,817)
Preferred stock:
Proceeds from issuance	3,643	4,515
Redemption	(2,363)	(4,512)
Common stock repurchased	(20,396)	(14,863)
Cash dividends paid	(4,086)	(5,150)
Other financing activities, net	(794)	(644)
Net cash provided by financing activities	15,243	22,562
Effect of exchange rate changes on cash and cash equivalents	(876)	(1,429)
Net increase (decrease) in cash and cash equivalents	(20,310)	27,424
Cash and cash equivalents at January 1	177,404	157,434
Cash and cash equivalents at September 30	$157,094	$184,858

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
The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could materially differ from those estimates and assumptions.
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
Accounting Standards Issued and Not Yet Adopted
Accounting for Financial Instruments -- Credit Losses
The Financial Accounting Standards Board issued a new accounting standard that will be effective for the Corporation on January 1, 2020. This standard replaces the existing measurement of the allowance for credit losses that is based on management’s best estimate of probable incurred credit losses inherent in the Corporation’s lending activities with management’s best estimate of lifetime expected credit losses inherent in the Corporation’s relevant financial assets. The lifetime expected credit losses will be determined using macroeconomic forecast assumptions and management judgments applicable to and through the expected life of the portfolios and is required to be determined net of expected recoveries on loans that were previously charged off. The standard will also expand credit quality disclosures. While the standard changes the measurement of the allowance for credit losses, it does not change the Corporation’s credit risk of its lending portfolios or the ultimate losses in those portfolios.
Significant progress has been made in the implementation efforts, which include model development and validation, data acquisition for model estimation and new disclosures, and the establishment of formal policies supporting all aspects of the standard. The Corporation is running parallel processes encompassing the functionality of the models, internal controls over the estimation process and all other governance activities as well as continuing to review and refine its models and methodologies.
Upon adoption of the standard on January 1, 2020, the Corporation expects that, based on current expectations of future economic conditions, its allowance for credit losses on loans and leases may increase up to approximately 30 percent from its allowance for credit losses as of September 30, 2019, as disclosed herein, with a large portion of that increase driven by the U.S. credit card portfolio. The increase from the previously disclosed expectation of up to 20 percent was driven by refinements to certain models and methodologies along with the third-quarter 2019 loan sales, which reduced the expected recoveries on previously charged-off loans as the recoveries were realized upon sale. The ultimate impact upon adoption will depend on the characteristics of the Corporation’s portfolios, macroeconomic conditions and forecasts, and the finalized validation of models and methodologies, as well as other management judgments.
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

Bank of America 50

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
NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for the three and nine months ended September 30, 2019 and 2018. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2018 Annual Report on Form 10-K. For a disaggregation of noninterest income by business segment and All Other, see Note 18 – Business Segment Information.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Net interest income
Interest income
Loans and leases	$10,894	$10,401	$32,721	$30,095
Debt securities	2,829	2,986	8,965	8,646
Federal funds sold and securities borrowed or purchased under agreements to resell	1,242	799	3,746	2,130
Trading account assets	1,319	1,172	3,962	3,506
Other interest income	1,632	1,607	4,916	4,556
Total interest income	17,916	16,965	54,310	48,933

Interest expense
Deposits	1,880	1,230	5,640	2,933
Short-term borrowings	1,876	1,526	5,725	4,123
Trading account liabilities	303	335	967	1,040
Long-term debt	1,670	1,813	5,227	5,179
Total interest expense	5,729	4,904	17,559	13,275
Net interest income	$12,187	$12,061	$36,751	$35,658

Noninterest income
Fees and commissions
Card income
Interchange fees (1)	$963	$925	$2,827	$2,850
Other card income	502	492	1,459	1,452
Total card income	1,465	1,417	4,286	4,302
Service charges
Deposit-related fees	1,690	1,682	4,908	5,008
Lending-related fees	285	279	809	828
Total service charges	1,975	1,961	5,717	5,836
Investment and brokerage services
Asset management fees	2,597	2,576	7,591	7,653
Brokerage fees	897	918	2,733	2,963
Total investment and brokerage services	3,494	3,494	10,324	10,616
Investment banking fees
Underwriting income	740	701	2,198	2,160
Syndication fees	341	241	887	958
Financial advisory services	452	262	1,083	861
Total investment banking fees	1,533	1,204	4,168	3,979
Total fees and commissions	8,467	8,076	24,495	24,733
Trading account income	1,707	1,717	6,390	6,421
Other income	446	870	1,259	1,531
Total noninterest income	$10,620	$10,663	$32,144	$32,685

(1)
Gross interchange fees were $2.6 billion and $2.4 billion for the three months ended September 30, 2019 and 2018, and are presented net of $1.6 billion and $1.5 billion of expenses for rewards and partner payments. For the nine months ended September 30, 2019 and 2018, gross interchange fees were $7.4 billion and $7.0 billion and are presented net of $4.6 billion and $4.2 billion of expenses for rewards and partner payments.

51 Bank of America

NOTE 3 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting

Principles to the Consolidated Financial Statements of the Corporation’s 2018 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at September 30, 2019 and December 31, 2018. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		September 30, 2019
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$19,994.7	$184.3	$12.6	$196.9	$194.3	$0.3	$194.6
Futures and forwards	5,564.1	1.4	—	1.4	1.3	—	1.3
Written options	1,777.5	—	—	—	42.1	—	42.1
Purchased options	1,841.9	47.9	—	47.9	—	—	—
Foreign exchange contracts
Swaps	1,821.8	34.8	1.3	36.1	38.5	1.8	40.3
Spot, futures and forwards	5,037.1	41.8	0.6	42.4	42.0	0.2	42.2
Written options	305.5	—	—	—	4.4	—	4.4
Purchased options	322.0	4.8	—	4.8	—	—	—
Equity contracts
Swaps	282.4	5.4	—	5.4	6.0	—	6.0
Futures and forwards	122.2	0.3	—	0.3	0.9	—	0.9
Written options	784.4	—	—	—	32.1	—	32.1
Purchased options	734.5	39.1	—	39.1	—	—	—
Commodity contracts
Swaps	41.2	2.1	—	2.1	4.0	—	4.0
Futures and forwards	63.3	3.3	—	3.3	0.6	—	0.6
Written options	36.2	—	—	—	1.9	—	1.9
Purchased options	36.8	1.8	—	1.8	—	—	—
Credit derivatives (2)
Purchased credit derivatives:
Credit default swaps	403.4	3.5	—	3.5	5.5	—	5.5
Total return swaps/options	64.2	0.2	—	0.2	1.7	—	1.7
Written credit derivatives:
Credit default swaps	363.0	5.3	—	5.3	2.5	—	2.5
Total return swaps/options	58.3	0.9	—	0.9	0.4	—	0.4
Gross derivative assets/liabilities		$376.9	$14.5	$391.4	$378.2	$2.3	$380.5
Less: Legally enforceable master netting agreements				(305.6)			(305.6)
Less: Cash collateral received/paid				(40.7)			(36.9)
Total derivative assets/liabilities				$45.1			$38.0

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

(2)
The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $2.3 billion and $342.9 billion at September 30, 2019.

Bank of America 52

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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at September 30, 2019 and December 31, 2018 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 10 – Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash.

53 Bank of America

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	September 30, 2019		December 31, 2018
Interest rate contracts
Over-the-counter	$237.1	$229.7	$174.2	$169.4
Exchange-traded	—	0.1	—	—
Over-the-counter cleared	7.0	6.5	4.8	4.0
Foreign exchange contracts
Over-the-counter	80.8	84.3	82.5	86.3
Over-the-counter cleared	0.6	0.6	0.9	0.9
Equity contracts
Over-the-counter	19.8	14.6	24.6	14.6
Exchange-traded	16.8	16.7	16.1	15.1
Commodity contracts
Over-the-counter	3.2	4.4	3.5	4.5
Exchange-traded	0.9	0.8	1.0	0.9
Over-the-counter cleared	0.1	0.1	—	—
Credit derivatives
Over-the-counter	6.7	7.3	7.7	8.2
Over-the-counter cleared	2.7	2.3	2.5	2.3
Total gross derivative assets/liabilities, before netting
Over-the-counter	347.6	340.3	292.5	283.0
Exchange-traded	17.7	17.6	17.1	16.0
Over-the-counter cleared	10.4	9.5	8.2	7.2
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(323.8)	(320.3)	(264.4)	(259.2)
Exchange-traded	(12.7)	(12.7)	(13.5)	(13.5)
Over-the-counter cleared	(9.8)	(9.5)	(7.2)	(7.2)
Derivative assets/liabilities, after netting	29.4	24.9	32.7	26.3
Other gross derivative assets/liabilities (2)	15.7	13.1	11.0	11.6
Total derivative assets/liabilities	45.1	38.0	43.7	37.9
Less: Financial instruments collateral (3)	(15.0)	(12.7)	(16.3)	(8.6)
Total net derivative assets/liabilities	$30.1	$25.3	$27.4	$29.3

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

Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. As of September 30, 2019 and December 31, 2018, the Corporation had transferred $5.4 billion and $5.8 billion of non-U.S. government-guaranteed mortgage-backed securities (MBS) to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $5.4 billion and $5.8 billion at the transfer dates. At September 30, 2019 and December 31, 2018, the fair value of the transferred securities was $5.3 billion and $5.5 billion.
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

Bank of America 54

Fair Value Hedges
The table below summarizes information related to fair value hedges for the three and nine months ended September 30, 2019 and 2018.

Gains and Losses on Derivatives Designated as Fair Value Hedges

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$3,328	$(3,342)	$(1,129)	$1,122
Interest rate and foreign currency risk on long-term debt (2)	(110)	111	(182)	207
Interest rate risk on available-for-sale securities (3)	(33)	30	12	(12)
Total	$3,185	$(3,201)	$(1,299)	$1,317

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$9,373	$(9,392)	$(4,303)	$4,179
Interest rate and foreign currency risk on long-term debt (2)	(12)	31	(927)	795
Interest rate risk on available-for-sale securities (3)	(133)	128	(20)	19
Total	$9,228	$(9,233)	$(5,250)	$4,993

(1)	Amounts are recorded in interest expense in the Consolidated Statement of Income.

(2)
For the three and nine months ended September 30, 2019, the derivative amount includes gains (losses) of $(59) million and $108 million in interest expense, $(53) million and $(142) million in other income and $2 million and $22 million in accumulated other comprehensive income (OCI). For the same periods in 2018, the derivative amount includes gains (losses) of $(117) million and $(156) million in interest expense, $(96) million and $(672) million in other income, and $31 million and $(99) million in accumulated OCI. Line item totals are in the Consolidated Statement of Income and in the Consolidated Balance Sheet.

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

Designated Fair Value Hedged Assets (Liabilities)

	September 30, 2019		December 31, 2018
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt (2)	$(165,021)	$(11,932)	$(138,682)	$(2,117)
Available-for-sale debt securities (2)	1,684	92	981	(29)

(1)	For assets, increase (decrease) to carrying value and for liabilities, (increase) decrease to carrying value.

(2)
At September 30, 2019 and December 31, 2018, the cumulative fair value adjustments remaining on long-term debt and available-for-sale (AFS) debt securities from discontinued hedging relationships resulted in a decrease in the related liability of $1.4 billion and $1.6 billion and an increase (decrease) in the related asset of $5 million and $(29) million, which are being amortized over the remaining contractual life of the de-designated hedged items.

Cash Flow and Net Investment Hedges
The following table summarizes certain information related to cash flow hedges and net investment hedges for the three and nine months ended September 30, 2019 and 2018. Of the $365 million after-tax net loss ($479 million pretax) on derivatives in accumulated OCI at September 30, 2019, $78 million after-tax ($103 million pretax) is expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. For terminated cash flow hedges, the time period over which the majority of the forecasted transactions are hedged is approximately 3 years, with a maximum length of time for certain forecasted transactions of 16 years.

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Cash flow hedges
Interest rate risk on variable-rate assets (1)	$125	$(27)	$743	$(78)
Net investment hedges
Foreign exchange risk (2)	$786	$362	$590	$363

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Cash flow hedges
Interest rate risk on variable-rate assets (1)	$(54)	$(51)	$(553)	$(134)
Price risk on certain restricted stock awards (3)	—	—	4	27
Total	$(54)	$(51)	$(549)	$(107)
Net investment hedges
Foreign exchange risk (2)	$181	$383	$860	$382

(1)	Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.

(2)
Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. For the three and nine months ended September 30, 2019, amounts excluded from effectiveness testing and recognized in other income were gains of $32 million and $109 million. For the same periods in 2018, amounts excluded from effectiveness testing and recognized in other income were gains of $3 million and $32 million.

(3)	Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.

55 Bank of America

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The gains and losses on these derivatives are recognized in other income. The table below presents gains (losses) on these derivatives for the three and nine months ended September 30, 2019 and 2018. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Interest rate risk on mortgage activities (1)	$110	$(45)	$361	$(206)
Credit risk on loans	(8)	(2)	(48)	(7)
Interest rate and foreign currency risk on ALM activities (2)	2,517	487	3,337	1,050

(1)
Primarily related to hedges of interest rate risk on mortgage servicing rights (MSRs) and interest rate lock commitments (IRLCs) to originate mortgage loans that will be held for sale. The net gains on IRLCs, which are not included in the table but are considered derivative instruments, were $20 million and $56 million for the three and nine months ended September 30, 2019 compared to $8 million and $36 million for the same periods in 2018.

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

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three and nine months ended September 30, 2019 and 2018. The difference between total trading account income in the following table and in the Consolidated Statement of Income represents trading activities in business segments other than Global Markets. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 18 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue

	Trading Account Income	Net Interest Income	Other (1)	Total	Trading Account Income	Net Interest Income	Other (1)	Total
(Dollars in millions)	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
Interest rate risk	$5	$480	$217	$702	$595	$1,289	$362	$2,246
Foreign exchange risk	325	14	9	348	965	42	19	1,026
Equity risk	907	(122)	364	1,149	2,886	(563)	1,159	3,482
Credit risk	286	451	136	873	1,092	1,341	400	2,833
Other risk	57	11	12	80	83	61	43	187
Total sales and trading revenue	$1,580	$834	$738	$3,152	$5,621	$2,170	$1,983	$9,774

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
Interest rate risk	$76	$418	$141	$635	$789	$1,242	$228	$2,259
Foreign exchange risk	373	3	3	379	1,163	(2)	10	1,171
Equity risk	823	(183)	356	996	3,015	(449)	1,218	3,784
Credit risk	268	458	113	839	1,091	1,407	408	2,906
Other risk	10	64	10	84	68	152	43	263
Total sales and trading revenue	$1,550	$760	$623	$2,933	$6,126	$2,350	$1,907	$10,383

(1)
Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $410 million and $1.3 billion for the three and nine months ended September 30, 2019 compared to $378 million and $1.3 billion for the same periods in 2018.

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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at September 30, 2019 and December 31, 2018 are summarized in the following table.

Bank of America 56

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	September 30, 2019
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$—	$10	$90	$249	$349
Non-investment grade	69	264	738	1,086	2,157
Total	69	274	828	1,335	2,506
Total return swaps/options:
Investment grade	20	—	—	—	20
Non-investment grade	365	12	—	—	377
Total	385	12	—	—	397
Total credit derivatives	$454	$286	$828	$1,335	$2,903
Credit-related notes:
Investment grade	$—	$3	$—	$646	$649
Non-investment grade	12	2	1	1,402	1,417
Total credit-related notes	$12	$5	$1	$2,048	$2,066
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$48,416	$82,184	$102,206	$30,639	$263,445
Non-investment grade	17,211	27,707	36,737	17,887	99,542
Total	65,627	109,891	138,943	48,526	362,987
Total return swaps/options:
Investment grade	29,218	—	61	74	29,353
Non-investment grade	28,306	511	51	61	28,929
Total	57,524	511	112	135	58,282
Total credit derivatives	$123,151	$110,402	$139,055	$48,661	$421,269

	December 31, 2018
	Carrying Value
Credit default swaps:
Investment grade	$2	$44	$436	$488	$970
Non-investment grade	132	636	914	1,691	3,373
Total	134	680	1,350	2,179	4,343
Total return swaps/options:
Investment grade	105	—	—	—	105
Non-investment grade	472	21	—	—	493
Total	577	21	—	—	598
Total credit derivatives	$711	$701	$1,350	$2,179	$4,941
Credit-related notes:
Investment grade	$—	$—	$4	$532	$536
Non-investment grade	1	1	1	1,500	1,503
Total credit-related notes	$1	$1	$5	$2,032	$2,039
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$53,758	$95,699	$95,274	$20,054	$264,785
Non-investment grade	24,297	33,881	34,530	14,426	107,134
Total	78,055	129,580	129,804	34,480	371,919
Total return swaps/options:
Investment grade	60,042	822	59	72	60,995
Non-investment grade	24,524	1,649	39	70	26,282
Total	84,566	2,471	98	142	87,277
Total credit derivatives	$162,621	$132,051	$129,902	$34,622	$459,196
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

57 Bank of America

Credit-related Contingent Features and Collateral
A majority of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At September 30, 2019 and December 31, 2018, the Corporation held cash and securities collateral of $91.0 billion and $81.6 billion and posted cash and securities collateral of $73.6 billion and $56.5 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At September 30, 2019, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $2.0 billion, including $1.0 billion for Bank of America, National Association.
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At September 30, 2019 and December 31, 2018, the liability recorded for these derivative contracts was not significant.
The following table presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at September 30, 2019 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Additional Collateral Required to be Posted Upon Downgrade at September 30, 2019

(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$571	$510
Bank of America, N.A. and subsidiaries (1)	240	422

(1)	Included in Bank of America Corporation collateral requirements in this table.
The following table presents the derivative liabilities that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been contractually required at September 30, 2019 if the long-term senior debt ratings for the Corporation or certain subsidiaries had been lower by one incremental notch and by an additional second incremental notch.

Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at September 30, 2019

(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liabilities	$12	$1,127
Collateral posted	4	785

Valuation Adjustments on Derivatives
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives, which are recorded in trading account income, on a gross and net of hedge basis for the three and nine months ended September 30, 2019 and 2018. For more information on the valuation adjustments on derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2018 Annual Report on Form 10-K.

Valuation Adjustments Gains (Losses) on Derivatives (1)

	Three Months Ended September 30
	2019		2018
(Dollars in millions)	Gross	Net	Gross	Net
Derivative assets (CVA)	$(41)	$16	$71	$27
Derivative assets/liabilities (FVA)	(60)	(4)	45	35
Derivative liabilities (DVA)	17	8	(69)	(79)

	Nine Months Ended September 30
	2019		2018
Derivative assets (CVA)	$(39)	$38	$186	$172
Derivative assets/liabilities (FVA)	(27)	35	36	16
Derivative liabilities (DVA)	(56)	(64)	(112)	(132)

(1)
At September 30, 2019 and December 31, 2018, cumulative CVA reduced the derivative assets balance by $639 million and $600 million, cumulative FVA reduced the net derivatives balance by $178 million and $151 million, and cumulative DVA reduced the derivative liabilities balance by $376 million and $432 million, respectively.

Bank of America 58

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value and held-to-maturity (HTM) debt securities at September 30, 2019 and December 31, 2018.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	September 30, 2019
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$133,973	$1,250	$(274)	$134,949
Agency-collateralized mortgage obligations	4,877	103	(18)	4,962
Commercial	14,301	380	(4)	14,677
Non-agency residential (1)	1,725	227	(9)	1,943
Total mortgage-backed securities	154,876	1,960	(305)	156,531
U.S. Treasury and agency securities	55,746	1,364	(163)	56,947
Non-U.S. securities	11,074	7	(2)	11,079
Other taxable securities, substantially all asset-backed securities	3,806	77	—	3,883
Total taxable securities	225,502	3,408	(470)	228,440
Tax-exempt securities	16,263	203	(34)	16,432
Total available-for-sale debt securities	241,765	3,611	(504)	244,872
Other debt securities carried at fair value (2)	9,284	205	(19)	9,470
Total debt securities carried at fair value	251,049	3,816	(523)	254,342
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	190,252	4,358	(336)	194,274
Total debt securities (3, 4)	$441,301	$8,174	$(859)	$448,616

	December 31, 2018
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$125,116	$138	$(3,428)	$121,826
Agency-collateralized mortgage obligations	5,621	19	(110)	5,530
Commercial	14,469	11	(402)	14,078
Non-agency residential (1)	1,792	136	(11)	1,917
Total mortgage-backed securities	146,998	304	(3,951)	143,351
U.S. Treasury and agency securities	56,239	62	(1,378)	54,923
Non-U.S. securities	9,307	5	(6)	9,306
Other taxable securities, substantially all asset-backed securities	4,387	29	(6)	4,410
Total taxable securities	216,931	400	(5,341)	211,990
Tax-exempt securities	17,349	99	(72)	17,376
Total available-for-sale debt securities	234,280	499	(5,413)	229,366
Other debt securities carried at fair value (2)	8,595	172	(32)	8,735
Total debt securities carried at fair value	242,875	671	(5,445)	238,101
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	203,652	747	(3,964)	200,435
Total debt securities (3, 4)	$446,527	$1,418	$(9,409)	$438,536

(1)
At September 30, 2019 and December 31, 2018, the underlying collateral type included approximately 66 percent and 68 percent prime, five percent and four percent Alt-A and 29 percent and 28 percent subprime.

(2)
Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in other income. For detail on the components, see Note 15 – Fair Value Measurements.

(3)	Includes securities pledged as collateral of $42.8 billion and $40.6 billion at September 30, 2019 and December 31, 2018.

(4)
The Corporation held debt securities from Fannie Mae (FNMA) and Freddie Mac (FHLMC) that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $153.2 billion and $49.5 billion, and a fair value of $156.6 billion and $50.6 billion at September 30, 2019, and an amortized cost of $161.2 billion and $52.2 billion, and a fair value of $158.5 billion and $51.4 billion at December 31, 2018.

At September 30, 2019, the accumulated net unrealized gain on AFS debt securities, excluding the amount related to debt securities previously transferred to held to maturity, included in accumulated OCI was $2.3 billion, net of the related income tax expense of $761 million. The Corporation had nonperforming AFS debt securities of $11 million at both September 30, 2019 and December 31, 2018.
At September 30, 2019, the Corporation held equity securities at an aggregate fair value of $853 million and other equity securities, as valued under the measurement alternative, at cost of $183 million, both of which are included in other assets. At

September 30, 2019, the Corporation also held equity securities at fair value of $1.4 billion included in time deposits placed and other short-term investments.
Sales of AFS debt securities during the three months ended September 30, 2019 were not significant. In the nine months ended September 30, 2019, the Corporation recorded gross realized gains on sales of AFS debt securities of $228 million and gross realized losses of $112 million, resulting in net gains of $116 million, with $28 million of income taxes attributable to the realized net gains on sales of these AFS debt securities. For the same periods in 2018, gross gains and losses were not significant.

59 Bank of America

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at September 30, 2019 and December 31, 2018.

Temporarily Impaired and Other-than-temporarily Impaired AFS Debt Securities

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	September 30, 2019
Temporarily impaired AFS debt securities
Mortgage-backed securities:
Agency	$7,409	$(10)	$28,226	$(264)	$35,635	$(274)
Agency-collateralized mortgage obligations	64	—	1,014	(18)	1,078	(18)
Commercial	928	(3)	114	(1)	1,042	(4)
Non-agency residential	33	(1)	1	—	34	(1)
Total mortgage-backed securities	8,434	(14)	29,355	(283)	37,789	(297)
U.S. Treasury and agency securities	4,193	(18)	18,628	(145)	22,821	(163)
Non-U.S. securities	1,234	(2)	140	—	1,374	(2)
Other taxable securities, substantially all asset-backed securities	354	—	280	—	634	—
Total taxable securities	14,215	(34)	48,403	(428)	62,618	(462)
Tax-exempt securities	233	—	1,039	(34)	1,272	(34)
Total temporarily impaired AFS debt securities	14,448	(34)	49,442	(462)	63,890	(496)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	118	(4)	28	(4)	146	(8)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$14,566	$(38)	$49,470	$(466)	$64,036	$(504)

	December 31, 2018
Temporarily impaired AFS debt securities
Mortgage-backed securities:
Agency	$14,771	$(49)	$99,211	$(3,379)	$113,982	$(3,428)
Agency-collateralized mortgage obligations	3	—	4,452	(110)	4,455	(110)
Commercial	1,344	(8)	11,991	(394)	13,335	(402)
Non-agency residential	106	(8)	49	(3)	155	(11)
Total mortgage-backed securities	16,224	(65)	115,703	(3,886)	131,927	(3,951)
U.S. Treasury and agency securities	288	(1)	51,374	(1,377)	51,662	(1,378)
Non-U.S. securities	773	(5)	21	(1)	794	(6)
Other taxable securities, substantially all asset-backed securities	183	(1)	185	(5)	368	(6)
Total taxable securities	17,468	(72)	167,283	(5,269)	184,751	(5,341)
Tax-exempt securities	232	(2)	2,148	(70)	2,380	(72)
Total temporarily impaired AFS debt securities	17,700	(74)	169,431	(5,339)	187,131	(5,413)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	131	—	3	—	134	—
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$17,831	$(74)	$169,434	$(5,339)	$187,265	$(5,413)

(1)	Includes other-than-temporarily impaired AFS debt securities on which an OTTI loss, primarily related to changes in interest rates, remains in accumulated OCI.
The Corporation had $12 million and $23 million of credit-related other-than-temporary impairment (OTTI) losses on AFS debt securities which were recognized in other income for the three and nine months ended September 30, 2019 and 2018. The amount of noncredit-related OTTI losses for these AFS debt securities, which is recognized in OCI, was not significant for the periods presented.
The cumulative OTTI credit losses that have been recognized in income on AFS debt securities that the Corporation does not intend to sell were $135 million at both September 30, 2019 and 2018.
For more information on OTTI losses and significant assumptions used for the Corporation’s underlying collateral, see Note 4 – Securities to the Consolidated Financial Statements of the Corporation’s 2018 Annual Report on Form 10-K. Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency residential mortgage-backed securities (RMBS) were as follows at September 30, 2019.

Bank of America 60

Significant Assumptions

		Range (1)
	Weighted average	10th Percentile (2)	90th Percentile (2)
Prepayment speed	16.2%	4.9%	28.1%
Loss severity	15.5	8.0	32.3
Life default rate	12.6	0.8	41.1

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.
Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as loan-to-value (LTV), creditworthiness of borrowers as measured using Fair Isaac Corporation (FICO) scores, and geographic concentrations. The weighted-average severity by collateral type was 12.5 percent for prime, 11.5 percent for Alt-A and 20.2 percent for subprime at September 30, 2019. Default rates are projected by considering collateral characteristics including, but not limited to, LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 8.8 percent for prime, 11.3 percent for Alt-A and 15.4 percent for subprime at September 30, 2019.
The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at September 30, 2019 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the mortgages or other asset-backed securities (ABS) are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$120	2.37%	$1,715	2.42%	$132,139	3.29%	$133,974	3.28%
Agency-collateralized mortgage obligations	—	—	—	—	27	2.56	4,850	3.17	4,877	3.17
Commercial	—	—	3,326	2.28	10,100	2.60	888	2.99	14,314	2.55
Non-agency residential	—	—	—	—	12	—	3,083	10.49	3,095	10.46
Total mortgage-backed securities	—	—	3,446	2.28	11,854	2.57	140,960	3.44	156,260	3.35
U.S. Treasury and agency securities	482	0.33	36,446	1.65	18,803	2.50	18	2.54	55,749	1.92
Non-U.S. securities	18,097	1.07	762	1.50	11	4.38	101	6.24	18,971	1.12
Other taxable securities, substantially all asset-backed securities	520	3.36	2,175	3.20	436	3.29	675	3.61	3,806	3.31
Total taxable securities	19,099	1.12	42,829	1.78	31,104	2.54	141,754	3.44	234,786	2.83
Tax-exempt securities	724	1.98	7,169	2.22	5,483	2.20	2,887	2.33	16,263	2.23
Total amortized cost of debt securities carried at fair value	$19,823	1.16	$49,998	1.84	$36,587	2.49	$144,641	3.42	$251,049	2.79
Amortized cost of HTM debt securities (2)	$354	3.96	$50	3.80	$1,112	2.53	$188,736	3.24	$190,252	3.24

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$120		$1,719		$133,111		$134,950
Agency-collateralized mortgage obligations	—		—		28		4,934		4,962
Commercial	—		3,364		10,395		931		14,690
Non-agency residential	—		—		26		3,459		3,485
Total mortgage-backed securities	—		3,484		12,168		142,435		158,087
U.S. Treasury and agency securities	483		36,629		19,820		18		56,950
Non-U.S. securities	18,099		772		12		104		18,987
Other taxable securities, substantially all asset-backed securities	527		2,214		463		682		3,886
Total taxable securities	19,109		43,099		32,463		143,239		237,910
Tax-exempt securities	724		7,186		5,608		2,914		16,432
Total debt securities carried at fair value	$19,833		$50,285		$38,071		$146,153		$254,342
Fair value of HTM debt securities (2)	$354		$50		$1,139		$192,731		$194,274

(1)
The weighted-average yield is computed based on a constant effective interest rate over the contractual life of each security. The average yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

(2)	Substantially all U.S. agency MBS.

61 Bank of America

NOTE 5 Outstanding Loans and Leases
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at September 30, 2019 and December 31, 2018.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	September 30, 2019
Consumer real estate
Core portfolio
Residential mortgage	$1,156	$232	$665	$2,053	$214,170		$216,223
Home equity	145	63	202	410	35,706		36,116
Non-core portfolio
Residential mortgage	491	211	1,390	2,092	9,157		11,249
Home equity	41	19	88	148	5,310		5,458
Credit card and other consumer
U.S. credit card	564	413	960	1,937	93,009		94,946
Direct/Indirect consumer (4)	271	80	31	382	90,454		90,836
Other consumer	—	—	—	—	208		208
Total consumer	2,668	1,018	3,336	7,022	448,014		455,036
Consumer loans accounted for under the fair value option (5)						$640	640
Total consumer loans and leases	2,668	1,018	3,336	7,022	448,014	640	455,676
Commercial
U.S. commercial	589	222	624	1,435	309,547		310,982
Non-U.S. commercial	60	9	10	79	101,005		101,084
Commercial real estate (6)	135	12	23	170	62,628		62,798
Commercial lease financing	31	14	47	92	20,015		20,107
U.S. small business commercial	84	52	102	238	14,991		15,229
Total commercial	899	309	806	2,014	508,186		510,200
Commercial loans accounted for under the fair value option (5)						7,034	7,034
Total commercial loans and leases	899	309	806	2,014	508,186	7,034	517,234
Total loans and leases (7)	$3,567	$1,327	$4,142	$9,036	$956,200	$7,674	$972,910
Percentage of outstandings	0.37%	0.14%	0.42%	0.93%	98.28%	0.79%	100.00%

(1)
Consumer real estate loans 30-59 days past due includes fully-insured loans of $510 million and nonperforming loans of $149 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $206 million and nonperforming loans of $116 million.

(2)	Consumer real estate includes fully-insured loans of $1.2 billion.

(3)	Consumer real estate includes $852 million and direct/indirect consumer includes $51 million of nonperforming loans.

(4)
Total outstandings includes auto and specialty lending loans and leases of $50.3 billion, unsecured consumer lending loans of $328 million, U.S. securities-based lending loans of $36.5 billion, non-U.S. consumer loans of $3.0 billion and other consumer loans of $694 million.

(5)
Consumer loans accounted for under the fair value option includes residential mortgage loans of $275 million and home equity loans of $365 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $4.7 billion and non-U.S. commercial loans of $2.4 billion. For additional information, see Note 15 – Fair Value Measurements and Note 16 – Fair Value Option.

(6)	Total outstandings includes U.S. commercial real estate loans of $58.1 billion and non-U.S. commercial real estate loans of $4.7 billion.

(7)
Total outstandings includes loans and leases pledged as collateral of $29.6 billion. The Corporation also pledged $165.1 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank (FHLB).

Bank of America 62

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
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $7.0 billion and $6.1 billion at September 30, 2019 and December 31, 2018, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans.
During the three and nine months ended September 30, 2019, the Corporation sold $2.3 billion and $4.2 billion of consumer real estate compared to $3.9 billion and $6.5 billion for the same periods in 2018.
Nonperforming Loans and Leases
The Corporation classifies consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as troubled debt restructurings (TDRs), irrespective of payment history or delinquency status, even if the repayment terms for the loans have not been otherwise modified. The Corporation continues to have a lien on the underlying collateral. At September 30, 2019, nonperforming loans discharged in Chapter 7 bankruptcy with no change in repayment terms were $112 million of which $56 million were current on their contractual payments, while $46 million were 90 days or more past due. Of the contractually current nonperforming loans, 61 percent were discharged in Chapter 7 bankruptcy over 12 months ago, and 50 percent were discharged 24 months or more ago.

63 Bank of America

The table below presents the Corporation’s nonperforming loans and leases including nonperforming TDRs, and loans accruing past due 90 days or more at September 30, 2019 and December 31, 2018. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2018 Annual Report on Form 10-K.

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2019	December 31 2018	September 30 2019	December 31 2018
Consumer real estate
Core portfolio
Residential mortgage (1)	$930	$1,010	$186	$274
Home equity	380	955	—	—
Non-core portfolio
Residential mortgage (1)	621	883	1,017	1,610
Home equity	205	938	—	—
Credit card and other consumer
U.S. credit card	n/a	n/a	960	994
Direct/Indirect consumer	53	56	29	38
Total consumer	2,189	3,842	2,192	2,916
Commercial
U.S. commercial	966	794	338	197
Non-U.S. commercial	51	80	10	—
Commercial real estate	185	156	3	4
Commercial lease financing	35	18	22	29
U.S. small business commercial	50	54	94	84
Total commercial	1,287	1,102	467	314
Total loans and leases	$3,476	$4,944	$2,659	$3,230

(1)
Residential mortgage loans in the core and non-core portfolios accruing past due 90 days or more are fully-insured loans. At September 30, 2019 and December 31, 2018, residential mortgage includes $858 million and $1.4 billion of loans on which interest has been curtailed by the Federal Housing Administration (FHA) and therefore are no longer accruing interest, although principal is still insured, and $345 million and $498 million of loans on which interest is still accruing.

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
The following tables present certain credit quality indicators for the Corporation’s Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at September 30, 2019 and December 31, 2018.

Consumer Real Estate – Credit Quality Indicators (1)

	Core Residential Mortgage	Non-core Residential Mortgage	Core Home Equity	Non-core Home Equity	Core Residential Mortgage	Non-core Residential Mortgage	Core Home Equity	Non-core Home Equity
(Dollars in millions)	September 30, 2019				December 31, 2018
Refreshed LTV
Less than or equal to 90 percent	$195,967	$7,952	$35,548	$4,415	$173,911	$10,272	$39,246	$6,478
Greater than 90 percent but less than or equal to 100 percent	3,142	346	267	413	2,349	533	354	715
Greater than 100 percent	1,041	333	301	630	817	545	410	1,083
Fully-insured loans (2)	16,073	2,618			16,618	3,512
Total consumer real estate	$216,223	$11,249	$36,116	$5,458	$193,695	$14,862	$40,010	$8,276
Refreshed FICO score
Less than 620	$2,040	$1,306	$782	$627	$2,125	$1,974	$1,064	$1,503
Greater than or equal to 620 and less than 680	4,716	1,160	1,581	885	4,538	1,719	2,008	1,720
Greater than or equal to 680 and less than 740	25,555	2,198	6,157	1,550	23,841	3,042	7,008	2,188
Greater than or equal to 740	167,839	3,967	27,596	2,396	146,573	4,615	29,930	2,865
Fully-insured loans (2)	16,073	2,618			16,618	3,512
Total consumer real estate	$216,223	$11,249	$36,116	$5,458	$193,695	$14,862	$40,010	$8,276

(1)	Excludes $640 million and $682 million of loans accounted for under the fair value option at September 30, 2019 and December 31, 2018.

(2)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Bank of America 64

Credit Card and Other Consumer – Credit Quality Indicators

	U.S. Credit Card	Direct/Indirect Consumer	Other Consumer	U.S. Credit Card	Direct/Indirect Consumer	Other Consumer
(Dollars in millions)	September 30, 2019			December 31, 2018
Refreshed FICO score
Less than 620	$4,970	$1,470		$5,016	$1,719
Greater than or equal to 620 and less than 680	11,908	2,757		12,415	3,124
Greater than or equal to 680 and less than 740	34,652	8,490		35,781	8,921
Greater than or equal to 740	43,416	37,953		45,126	36,709
Other internal credit metrics (1, 2)		40,166	$208		40,693	$202
Total credit card and other consumer	$94,946	$90,836	$208	$98,338	$91,166	$202

(1)	Other internal credit metrics may include delinquency status, geography or other factors.

(2)
Direct/indirect consumer includes $39.5 billion and $39.9 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk at September 30, 2019 and December 31, 2018.

Commercial – Credit Quality Indicators (1)

	U.S. Commercial	Non-U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	U.S. Small Business Commercial (2)
(Dollars in millions)	September 30, 2019
Risk ratings
Pass rated	$302,826	$100,152	$61,901	$19,757	$235
Reservable criticized	8,156	932	897	350	21
Refreshed FICO score
Less than 620					293
Greater than or equal to 620 and less than 680					738
Greater than or equal to 680 and less than 740					2,229
Greater than or equal to 740					4,767
Other internal credit metrics (3)					6,946
Total commercial	$310,982	$101,084	$62,798	$20,107	$15,229

	December 31, 2018
Risk ratings
Pass rated	$291,918	$97,916	$59,910	$22,168	$389
Reservable criticized	7,359	860	935	366	29
Refreshed FICO score
Less than 620					264
Greater than or equal to 620 and less than 680					684
Greater than or equal to 680 and less than 740					2,072
Greater than or equal to 740					4,254
Other internal credit metrics (3)					6,873
Total commercial	$299,277	$98,776	$60,845	$22,534	$14,565

(1)	Excludes $7.0 billion and $3.7 billion of loans accounted for under the fair value option at September 30, 2019 and December 31, 2018.

(2)
At September 30, 2019 and December 31, 2018, U.S. small business commercial includes $716 million and $731 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(3)
Other internal credit metrics may include delinquency status, application scores, geography or other factors. At both September 30, 2019 and December 31, 2018, 99 percent of the balances where internal credit metrics are used were current or less than 30 days past due.

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

Consumer real estate loans of $671 million that have been discharged in Chapter 7 bankruptcy with no change in repayment terms and not reaffirmed by the borrower were included in TDRs at September 30, 2019, of which $112 million were classified as nonperforming and $290 million were loans fully insured by the FHA. For more information on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.
At September 30, 2019 and December 31, 2018, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were not significant. Consumer real estate foreclosed properties totaled $188 million and $244 million at September 30, 2019 and December 31, 2018. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at September 30, 2019 was $1.7 billion. During the three and nine months ended September 30, 2019, the Corporation reclassified $128 million and $427 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-

65 Bank of America

guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
The following table provides the unpaid principal balance, carrying value and related allowance at September 30, 2019 and December 31, 2018 and the average carrying value and interest income recognized for the three and nine months ended September 30, 2019 and 2018 for impaired loans in the Corporation’s Consumer Real Estate portfolio segment. Certain impaired consumer real estate loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Impaired Loans – Consumer Real Estate

			Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
(Dollars in millions)			September 30, 2019			December 31, 2018
With no recorded allowance
Residential mortgage			$4,436	$3,534	$—	$5,396	$4,268	$—
Home equity			1,262	756	—	2,948	1,599	—
With an allowance recorded
Residential mortgage			$1,516	$1,488	$74	$1,977	$1,929	$114
Home equity			560	539	71	812	760	144
Total
Residential mortgage			$5,952	$5,022	$74	$7,373	$6,197	$114
Home equity			1,822	1,295	71	3,760	2,359	144

	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
	Three Months Ended September 30				Nine Months Ended September 30
	2019		2018		2019		2018
With no recorded allowance
Residential mortgage	$3,746	$37	$5,056	$52	$3,955	$122	$5,685	$167
Home equity	1,041	16	1,908	27	1,368	64	1,937	79
With an allowance recorded
Residential mortgage	$1,551	$13	$2,330	$22	$1,696	$47	$2,508	$71
Home equity	591	5	864	7	670	17	879	19
Total
Residential mortgage	$5,297	$50	$7,386	$74	$5,651	$169	$8,193	$238
Home equity	1,632	21	2,772	34	2,038	81	2,816	98

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below presents the September 30, 2019 and 2018 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of consumer real estate loans that were modified in TDRs during the three and nine months ended September 30, 2019 and 2018. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Consumer Real Estate – TDRs Entered into During the Three and Nine Months Ended September 30, 2019 and 2018

	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (1)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (1)
(Dollars in millions)	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
Residential mortgage	$148	$125	4.29%	4.25%	$368	$301	4.24%	4.22%
Home equity	34	27	5.28	5.27	129	94	5.19	4.60
Total	$182	$152	4.48	4.44	$497	$395	4.49	4.32

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
Residential mortgage	$226	$195	4.27%	4.12%	$747	$635	4.22%	4.03%
Home equity	120	90	4.67	4.60	482	356	4.42	3.78
Total	$346	$285	4.41	4.29	$1,229	$991	4.30	3.94

(1)	The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.
The table below presents the September 30, 2019 and 2018 carrying value for consumer real estate loans that were modified in a TDR during the three and nine months ended September 30, 2019 and 2018, by type of modification.

Bank of America 66

Consumer Real Estate – Modification Programs

	TDRs Entered into During the
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Modifications under government programs (1)	$8	$12	$32	$48
Modifications under proprietary programs (1)	18	33	125	446
Loans discharged in Chapter 7 bankruptcy (2)	16	39	54	121
Trial modifications	110	201	184	376
Total modifications	$152	$285	$395	$991

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
The table below presents the carrying value of consumer real estate loans that entered into payment default during the three and nine months ended September 30, 2019 and 2018 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification.

Consumer Real Estate – TDRs Entering Payment Default that were Modified During the Preceding 12 Months

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Modifications under government programs	$7	$8	$20	$32
Modifications under proprietary programs	19	43	68	130
Loans discharged in Chapter 7 bankruptcy (1)	8	12	26	51
Trial modifications (2)	13	18	40	85
Total modifications	$47	$81	$154	$298

(1)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

(2)	Includes trial modification offers to which the customer did not respond.

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
The following table provides the unpaid principal balance, carrying value and related allowance at September 30, 2019 and December 31, 2018 and the average carrying value for the three and nine months ended September 30, 2019 and 2018 for TDRs within the Credit Card and Other Consumer portfolio segment.

Impaired Loans – Credit Card and Other Consumer

	Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Unpaid Principal Balance	Carrying Value (1)	Related Allowance

(Dollars in millions)	September 30, 2019			December 31, 2018
With no recorded allowance
Direct/Indirect consumer	$74	$33	$—	$72	$33	$—
With an allowance recorded
U.S. credit card	$610	$624	$179	$522	$533	$154
Total
U.S. credit card	$610	$624	$179	$522	$533	$154
Direct/Indirect consumer	74	33	—	72	33	—

			Average Carrying Value (2)
			Three Months Ended September 30		Nine Months Ended September 30
			2019	2018	2019	2018
With no recorded allowance
Direct/Indirect consumer			$33	$30	$33	$29
With an allowance recorded
U.S. credit card			$609	$498	$579	$481

(1)	Includes accrued interest and fees.

(2)
The related interest income recognized, which includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal was considered collectible, was not significant for the three and nine months ended September 30, 2019 and 2018.

67 Bank of America

The table below provides information on the Corporation’s primary modification programs for the Credit Card and Other Consumer TDR portfolio at September 30, 2019 and December 31, 2018.

Credit Card and Other Consumer – TDRs by Program Type

	U.S. Credit Card		Direct/Indirect Consumer		Total TDRs by Program Type
(Dollars in millions)	September 30 2019	December 31 2018	September 30 2019	December 31 2018	September 30 2019	December 31 2018
Internal programs	$322	$259	$—	$—	$322	$259
External programs	301	273	—	—	301	273
Other	1	1	33	33	34	34
Total	$624	$533	$33	$33	$657	$566
Percent of balances current or less than 30 days past due	85%	85%	80%	81%	85%	85%

The table below provides information on the Corporation’s Credit Card and Other Consumer TDR portfolio including the September 30, 2019 and 2018 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of loans that were modified in TDRs during the three and nine months ended September 30, 2019 and 2018.

Credit Card and Other Consumer – TDRs Entered into During the Three and Nine Months Ended September 30, 2019 and 2018

	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate
(Dollars in millions)	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
U.S. credit card	$100	$107	19.62%	5.36%	$267	$281	19.50%	5.35%
Direct/Indirect consumer	19	11	5.32	5.32	35	19	5.23	5.22
Total	$119	$118	18.36	5.36	$302	$300	18.62	5.34

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
U.S. credit card	$84	$91	19.45%	5.19%	$212	$224	19.30%	5.24%
Direct/Indirect consumer	18	10	4.61	4.50	33	19	4.77	4.58
Total	$102	$101	17.94	5.12	$245	$243	18.16	5.19

(1)	Includes accrued interest and fees.
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

At September 30, 2019 and December 31, 2018, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were $425 million and $297 million. The balance of commercial TDRs in payment default was not significant at September 30, 2019 and December 31, 2018.
The table below provides information on impaired loans in the Commercial loan portfolio segment including the unpaid principal balance, carrying value and related allowance at September 30, 2019 and December 31, 2018, and the average carrying value for the three and nine months ended September 30, 2019 and 2018. Certain impaired commercial loans do not have a related allowance because the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Bank of America 68

Impaired Loans – Commercial

	Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance

(Dollars in millions)	September 30, 2019			December 31, 2018
With no recorded allowance
U.S. commercial	$620	$606	$—	$638	$616	$—
Non-U.S. commercial	24	24	—	93	93	—
Commercial real estate	22	22	—	—	—	—
Commercial lease financing	13	13	—	—	—	—
With an allowance recorded
U.S. commercial	$1,659	$1,495	$144	$1,437	$1,270	$121
Non-U.S. commercial	254	253	10	155	149	30
Commercial real estate	319	242	59	247	162	16
Commercial lease financing	58	57	3	71	71	—
U.S. small business commercial (1)	84	75	28	83	72	29
Total
U.S. commercial	$2,279	$2,101	$144	$2,075	$1,886	$121
Non-U.S. commercial	278	277	10	248	242	30
Commercial real estate	341	264	59	247	162	16
Commercial lease financing	71	70	3	71	71	—
U.S. small business commercial (1)	84	75	28	83	72	29

			Average Carrying Value (2)
			Three Months Ended September 30		Nine Months Ended September 30
			2019	2018	2019	2018
With no recorded allowance
U.S. commercial			$612	$640	$659	$659
Non-U.S. commercial			57	9	81	35
Commercial real estate			65	68	115	72
Commercial lease financing			7	3	2	4
With an allowance recorded
U.S. commercial			$1,296	$1,159	$1,242	$1,168
Non-U.S. commercial			251	287	230	381
Commercial real estate			158	10	118	19
Commercial lease financing			72	58	80	32
U.S. small business commercial (1)			74	74	74	74
Total
U.S. commercial			$1,908	$1,799	$1,901	$1,827
Non-U.S. commercial			308	296	311	416
Commercial real estate			223	78	233	91
Commercial lease financing			79	61	82	36
U.S. small business commercial (1)			74	74	74	74

(1)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.

(2)
The related interest income recognized, which includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal was considered collectible, was not significant for the three and nine months ended September 30, 2019 and 2018.

Loans Held-for-sale
The Corporation had LHFS of $9.8 billion and $10.4 billion at September 30, 2019 and December 31, 2018. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $19.6 billion and $23.4 billion for the nine months ended September 30, 2019 and 2018. Cash used for originations and purchases of LHFS totaled $18.7 billion and $16.8 billion for the nine months ended September 30, 2019 and 2018.

69 Bank of America

NOTE 6 Allowance for Credit Losses
The table below summarizes the changes in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2019 and 2018.

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	Three Months Ended September 30, 2019
Allowance for loan and lease losses, July 1	$719	$3,970	$4,838	$9,527
Loans and leases charged off	(199)	(1,093)	(220)	(1,512)
Recoveries of loans and leases previously charged off	439	231	31	701
Net charge-offs	240	(862)	(189)	(811)
Provision for loan and lease losses	(312)	876	212	776
Other (1)	(56)	1	(4)	(59)
Allowance for loan and lease losses, September 30	591	3,985	4,857	9,433
Reserve for unfunded lending commitments, July 1	—	—	806	806
Provision for unfunded lending commitments	—	—	3	3
Reserve for unfunded lending commitments, September 30	—	—	809	809
Allowance for credit losses, September 30	$591	$3,985	$5,666	$10,242

	Three Months Ended September 30, 2018
Allowance for loan and lease losses, July 1	$1,366	$3,774	$4,910	$10,050
Loans and leases charged off	(155)	(992)	(189)	(1,336)
Recoveries of loans and leases previously charged off	163	208	33	404
Net charge-offs	8	(784)	(156)	(932)
Provision for loan and lease losses	(119)	829	1	711
Other (1)	(97)	3	(1)	(95)
Allowance for loan and lease losses, September 30	1,158	3,822	4,754	9,734
Reserve for unfunded lending commitments, July 1	—	—	787	787
Provision for unfunded lending commitments	—	—	5	5
Reserve for unfunded lending commitments, September 30	—	—	792	792
Allowance for credit losses, September 30	$1,158	$3,822	$5,546	$10,526

(Dollars in millions)	Nine Months Ended September 30, 2019
Allowance for loan and lease losses, January 1	$928	$3,874	$4,799	$9,601
Loans and leases charged off	(455)	(3,225)	(630)	(4,310)
Recoveries of loans and leases previously charged off	852	680	89	1,621
Net charge-offs	397	(2,545)	(541)	(2,689)
Provision for loan and lease losses	(621)	2,655	603	2,637
Other (1)	(113)	1	(4)	(116)
Allowance for loan and lease losses, September 30	591	3,985	4,857	9,433
Reserve for unfunded lending commitments, January 1	—	—	797	797
Provision for unfunded lending commitments	—	—	12	12
Reserve for unfunded lending commitments, September 30	—	—	809	809
Allowance for credit losses, September 30	$591	$3,985	$5,666	$10,242

	Nine Months Ended September 30, 2018
Allowance for loan and lease losses, January 1	$1,720	$3,663	$5,010	$10,393
Loans and leases charged off	(466)	(3,031)	(513)	(4,010)
Recoveries of loans and leases previously charged off	440	621	110	1,171
Net charge-offs	(26)	(2,410)	(403)	(2,839)
Provision for loan and lease losses	(368)	2,583	147	2,362
Other (1)	(168)	(14)	—	(182)
Allowance for loan and lease losses, September 30	1,158	3,822	4,754	9,734
Reserve for unfunded lending commitments, January 1	—	—	777	777
Provision for unfunded lending commitments	—	—	15	15
Reserve for unfunded lending commitments, September 30	—	—	792	792
Allowance for credit losses, September 30	$1,158	$3,822	$5,546	$10,526

(1)	Primarily represents write-offs of purchased credit-impaired loans, the net impact of portfolio sales, and transfers to LHFS.

Bank of America 70

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at September 30, 2019 and December 31, 2018.

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	September 30, 2019
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses	$145	$179	$244	$568
Carrying value (2)	6,317	657	2,787	9,761
Allowance as a percentage of carrying value	2.30%	27.25%	8.75%	5.82%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$446	$3,806	$4,613	$8,865
Carrying value (2, 3)	262,729	185,333	507,413	955,475
Allowance as a percentage of carrying value (3)	0.17%	2.05%	0.91%	0.93%
Total
Allowance for loan and lease losses	$591	$3,985	$4,857	$9,433
Carrying value (2, 3)	269,046	185,990	510,200	965,236
Allowance as a percentage of carrying value (3)	0.22%	2.14%	0.95%	0.98%

	December 31, 2018
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses	$258	$154	$196	$608
Carrying value (2)	8,556	566	2,433	11,555
Allowance as a percentage of carrying value	3.02%	27.21%	8.06%	5.26%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$670	$3,720	$4,603	$8,993
Carrying value (2, 3)	248,287	189,140	493,564	930,991
Allowance as a percentage of carrying value (3)	0.27%	1.97%	0.93%	0.97%
Total
Allowance for loan and lease losses	$928	$3,874	$4,799	$9,601
Carrying value (2, 3)	256,843	189,706	495,997	942,546
Allowance as a percentage of carrying value (3)	0.36%	2.04%	0.97%	1.02%

(1)
Impaired loans include nonperforming commercial loans and leases, as well as all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Amounts are presented gross of the allowance for loan and lease losses.

(3)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $7.7 billion and $4.3 billion at September 30, 2019 and December 31, 2018.
NOTE 7 Securitizations and Other Variable Interest Entities
The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The tables in this Note present the assets, liabilities and maximum loss exposure of consolidated and unconsolidated VIEs at September 30, 2019 and December 31, 2018 in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. For more information on the Corporation’s use of VIEs and related maximum loss exposure, see Note 1 – Summary of Significant Accounting Principles and Note 7 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation’s 2018 Annual Report on Form 10-K.
The Corporation invests in ABS issued by third-party VIEs with which it has no other form of involvement and enters into certain commercial lending arrangements that may also incorporate the use of VIEs, for example to hold collateral. These securities and loans are included in Note 4 – Securities or Note 5 – Outstanding Loans and Leases.

The Corporation did not provide financial support to consolidated or unconsolidated VIEs during the nine months ended September 30, 2019 or the year ended December 31, 2018 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $1.0 billion and $218 million at September 30, 2019 and December 31, 2018.
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
The following table summarizes select information related to first-lien mortgage securitizations for the three and nine months ended September 30, 2019 and 2018.

71 Bank of America

First-lien Mortgage Securitizations

	Residential Mortgage - Agency				Commercial Mortgage
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Proceeds from loan sales (1)	$2,718	$1,650	$6,020	$4,800	$1,360	$1,868	$4,541	$4,146
Gains on securitizations (2)	8	13	23	54	28	29	73	68
Repurchases from securitization trusts (3)	209	357	695	1,215	—	—	—	—

(1)
The Corporation transfers residential mortgage loans to securitizations sponsored primarily by the GSEs or Government National Mortgage Association (GNMA) in the normal course of business and primarily receives RMBS in exchange. Substantially all of these securities are classified as Level 2 within the fair value hierarchy and are sold shortly after receipt.

(2)
A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $19 million and $38 million, net of hedges, during the three and nine months ended September 30, 2019 compared to $15 million and $60 million for the same periods in 2018, are not included in the table above.

(3)
The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.

The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $201.3 billion and $234.4 billion at September 30, 2019 and 2018. Servicing fee and ancillary fee income on serviced loans was $144 million and $436 million during the three and nine months ended September 30, 2019 compared to $168 million and $546 million for the same periods in 2018. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $2.5 billion and $3.3 billion at September 30, 2019 and December 31,

2018. For more information on MSRs, see Note 15 – Fair Value Measurements.
During the three and nine months ended September 30, 2019, the Corporation deconsolidated agency residential mortgage securitization trusts with total assets of $65 million and $1.2 billion. There were no significant deconsolidations during the three and nine months ended September 30, 2018.
The following table summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at September 30, 2019 and December 31, 2018.

First-lien Mortgage VIEs

	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	Sept 30 2019	December 31 2018	Sept 30 2019	December 31 2018	Sept 30 2019	December 31 2018	Sept 30 2019	December 31 2018	Sept 30 2019	December 31 2018
Unconsolidated VIEs
Maximum loss exposure (1)	$15,446	$16,011	$362	$448	$1,825	$1,897	$150	$217	$959	$767
On-balance sheet assets
Senior securities:
Trading account assets	$1,221	$460	$8	$30	$56	$36	$30	$90	$141	$97
Debt securities carried at fair value	8,608	9,381	207	246	1,397	1,470	118	125	—	—
Held-to-maturity securities	5,617	6,170	—	—	—	—	—	—	642	528
All other assets	—	—	3	3	34	37	2	2	56	40
Total retained positions	$15,446	$16,011	$218	$279	$1,487	$1,543	$150	$217	$839	$665
Principal balance outstanding (2)	$167,502	$187,512	$7,696	$8,954	$8,512	$8,719	$20,769	$23,467	$50,128	$43,593

Consolidated VIEs
Maximum loss exposure (1)	$11,321	$13,296	$5	$7	$—	$—	$—	$—	$—	$76
On-balance sheet assets
Trading account assets	$718	$1,318	$126	$150	$—	$—	$—	$—	$—	$76
Loans and leases, net	10,426	11,858	—	—	—	—	—	—	—	—
All other assets	178	143	—	—	—	—	—	—	—	—
Total assets	$11,322	$13,319	$126	$150	$—	$—	$—	$—	$—	$76
Total liabilities	$4	$26	$121	$143	$—	$—	$—	$—	$—	$—

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
Other Asset-backed Securitizations
The following table summarizes select information related to home equity, credit card and other asset-backed VIEs in which the Corporation held a variable interest at September 30, 2019 and December 31, 2018.

Bank of America 72

Home Equity Loan, Credit Card and Other Asset-backed VIEs

	Home Equity (1)		Credit Card (2, 3)		Resecuritization Trusts		Municipal Bond Trusts
(Dollars in millions)	Sept 30 2019	December 31 2018	Sept 30 2019	December 31 2018	Sept 30 2019	December 31 2018	Sept 30 2019	December 31 2018
Unconsolidated VIEs
Maximum loss exposure	$661	$908	$—	$—	$6,979	$7,647	$3,424	$2,150
On-balance sheet assets
Senior securities (4):
Trading account assets	$—	$—	$—	$—	$1,368	$1,419	$—	$26
Debt securities carried at fair value	23	27	—	—	1,204	1,337	—	—
Held-to-maturity securities	—	—	—	—	4,407	4,891	—	—
Total retained positions	$23	$27	$—	$—	$6,979	$7,647	$—	$26
Total assets of VIEs (5)	$1,102	$1,813	$—	$—	$17,713	$16,949	$4,120	$2,829

Consolidated VIEs
Maximum loss exposure	$68	$85	$17,983	$18,800	$122	$128	$2,780	$1,540
On-balance sheet assets
Trading account assets	$—	$—	$—	$—	$141	$366	$2,603	$1,553
Loans and leases	130	133	27,024	29,906	—	—	—	—
Allowance for loan and lease losses	(1)	(5)	(829)	(901)	—	—	—	—
All other assets	4	4	114	136	—	—	177	1
Total assets	$133	$132	$26,309	$29,141	$141	$366	$2,780	$1,554
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—	$2,274	$742
Long-term debt	70	55	8,305	10,321	19	238	—	12
All other liabilities	—	—	21	20	—	—	—	—
Total liabilities	$70	$55	$8,326	$10,341	$19	$238	$2,274	$754

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

(2)	At September 30, 2019 and December 31, 2018, loans and leases in the consolidated credit card trust included $10.5 billion and $11.0 billion of seller’s interest.

(3)	At September 30, 2019 and December 31, 2018, all other assets in the consolidated credit card trust included certain short-term investments and unbilled accrued interest and fees.

(4)	The retained senior securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).

(5)	Total assets of VIEs includes loans the Corporation transferred with which it has continuing involvement, which may include servicing the loan.
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
During the nine months ended September 30, 2019 and 2018, there were $1.3 billion and $4.0 billion of new senior debt securities issued to third-party investors from the credit card securitization trust.
At September 30, 2019 and December 31, 2018, the Corporation held subordinate securities issued by the credit card securitization trust with a notional principal amount of $7.4 billion and $7.7 billion. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. There were $202 million and $650 million of these subordinate securities issued during the nine months ended September 30, 2019 and 2018.

Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $5.2 billion and $13.7 billion of securities during the three and nine months ended September 30, 2019 compared to $7.7 billion and $21.3 billion for the same periods in 2018. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in trading account income prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. Resecuritization proceeds included securities with an initial fair value of $750 million and $3.5 billion during the three and nine months ended September 30, 2019 compared to $1.5 billion and $3.7 billion for the same periods in 2018. Substantially all of the other securities received as resecuritization proceeds were classified as trading securities and were categorized as Level 2 within the fair value hierarchy.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $3.4 billion and $2.1 billion at September 30, 2019 and December 31, 2018. The weighted-average remaining life of bonds held in the trusts at September 30, 2019 was 10.8 years. There were no significant write-downs or downgrades of assets or issuers during the nine months ended September 30, 2019 and 2018.

73 Bank of America

Other Variable Interest Entities
The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at September 30, 2019 and December 31, 2018.

Other VIEs

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
(Dollars in millions)	September 30, 2019			December 31, 2018
Maximum loss exposure	$4,009	$25,706	$29,715	$4,177	$24,498	$28,675
On-balance sheet assets
Trading account assets	$2,170	$715	$2,885	$2,335	$860	$3,195
Debt securities carried at fair value	—	76	76	—	84	84
Loans and leases	1,804	3,416	5,220	1,949	3,940	5,889
Allowance for loan and lease losses	(2)	(34)	(36)	(2)	(30)	(32)
All other assets	82	18,944	19,026	53	18,885	18,938
Total	$4,054	$23,117	$27,171	$4,335	$23,739	$28,074
On-balance sheet liabilities
Long-term debt	$44	$—	$44	$152	$—	$152
All other liabilities	2	4,652	4,654	7	4,231	4,238
Total	$46	$4,652	$4,698	$159	$4,231	$4,390
Total assets of VIEs	$4,054	$96,045	$100,099	$4,335	$94,746	$99,081

Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $2.2 billion and $2.1 billion at September 30, 2019 and December 31, 2018, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.
Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $275 million and $421 million at September 30, 2019 and December 31, 2018.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At September 30, 2019 and December 31, 2018, the Corporation’s consolidated investment VIEs had total assets of $105 million and $270 million. The Corporation also held investments in unconsolidated VIEs with total assets of $34.5 billion and $37.7 billion at September 30, 2019 and December 31, 2018. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $7.0 billion and $7.2 billion at September 30, 2019 and December 31, 2018 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $1.7 billion and $1.8 billion at September 30, 2019 and December 31, 2018. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
Tax Credit VIEs
The Corporation holds investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, wind and solar projects. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. The Corporation earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure included in the Other VIEs table was $17.2 billion and $17.0 billion at September 30, 2019 and December 31, 2018. The Corporation’s risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment.
The Corporation’s investments in affordable housing partnerships, which are reported in other assets on the Consolidated Balance Sheet, totaled $9.1 billion and $8.9 billion, including unfunded commitments to provide capital contributions of $3.9 billion and $3.8 billion at September 30, 2019 and December 31, 2018. The unfunded commitments are expected to be paid over the next five years. The Corporation recognized tax credits and other tax benefits from investments in affordable housing partnerships of $276 million and $847 million and reported pretax losses in other income of $250 million and $732 million for the three and nine months ended September 30, 2019. For the same periods in 2018, the Corporation recognized tax credits and other tax benefits of $265 million and $750 million and pretax losses in other income of $215 million and $640 million. Tax credits are recognized as part of the Corporation’s annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent. The Corporation may from time to time be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant.

Bank of America 74

NOTE 8 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment and All Other at September 30, 2019 and December 31, 2018. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill

(Dollars in millions)	September 30 2019	December 31 2018
Consumer Banking	$30,123	$30,123
Global Wealth & Investment Management	9,677	9,677
Global Banking	23,923	23,923
Global Markets	5,182	5,182
All Other	46	46
Total goodwill	$68,951	$68,951

Intangible Assets
At September 30, 2019 and December 31, 2018, the net carrying value of intangible assets was $1.7 billion and $1.8 billion. Both period ends included $1.6 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, is not being amortized. Amortization of intangibles expense was $29 million and $84 million for the three and nine months ended September 30, 2019 compared to $134 million and $404 million for the same periods in 2018.
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
At September 30, 2019, the total net investment in sales-type and direct financing leases was $22.0 billion, comprised of $19.5 billion in lease receivables and $2.5 billion in unguaranteed residuals. In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $5.7 billion.
For the three and nine months ended September 30, 2019, total lease income was $425 million and $1.3 billion, consisting of $198 million and $601 million from sales-type and direct financing leases and $227 million and $663 million from operating leases.
Lessee Arrangements
The Corporation’s lessee arrangements predominantly consist of operating leases for premises and equipment; the Corporation’s financing leases are not significant. Right-of-use assets were $9.8 billion and lease liabilities were $10.1 billion at September 30, 2019. The weighted-average discount rate used to calculate the present value of future minimum lease payments was four percent.

Lease terms may contain renewal and extension options and early termination features. Generally, these options do not impact the lease term because the Corporation is not reasonably certain that it will exercise the options. The weighted-average lease term was 8.2 years at September 30, 2019.
The table below provides the components of lease cost and supplemental information for the three and nine months ended September 30, 2019.

Lease Cost and Supplemental Information

(Dollars in millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$522	$1,561
Variable lease cost (1)	124	364
Total lease cost (2)	$646	$1,925

Right-of-use assets obtained in exchange for new operating lease liabilities (3)	$108	$756
Operating cash flows from operating leases (4)	507	1,507

(1)	Primarily consists of payments for common area maintenance and property taxes.

(2)	Amounts are recorded in occupancy and equipment expense in the Consolidated Statement of Income.

(3)	Represents non-cash activity and, accordingly, is not reflected in the Consolidated Statement of Cash Flows.

(4)	Represents cash paid for amounts included in the measurement of lease liabilities.
Maturity Analysis
The maturities of lessor and lessee arrangements outstanding at September 30, 2019 are presented in the table below based on undiscounted cash flows.

Maturities of Lessor and Lessee Arrangements

	Lessor		Lessee (1)
	Operating Leases	Sales-type and Direct Financing Leases (2)	Operating Leases
(Dollars in millions)	September 30, 2019
Remainder of 2019	$204	$1,540	$503
2020	775	5,810	1,944
2021	672	4,858	1,722
2022	578	3,674	1,464
2023	466	1,654	1,202
Thereafter	1,369	3,432	5,036
Total undiscounted cash flows	$4,064	$20,968	$11,871
Less: Net present value adjustment		1,510	1,741
Total (3)		$19,458	$10,130

(1)	Excludes $1.7 billion in commitments under lessee arrangements that have not yet commenced with lease terms that will begin later in 2019.

(2)	Includes $15.5 billion in commercial lease financing receivables and $4.0 billion in direct/indirect consumer lease financing receivables.

(3)	Represents lease receivables for lessor arrangements and lease liabilities for lessee arrangements.
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

75 Bank of America

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

	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2019		2018		2019		2018
Federal funds sold and securities borrowed or purchased under agreements to resell
Average during period	$269,129	1.83%	$241,426	1.31%	$274,822	1.82%	$247,183	1.15%
Maximum month-end balance during period	278,514	n/a	267,989	n/a	280,562	n/a	267,989	n/a
Federal funds purchased and securities loaned or sold under agreements to repurchase
Average during period	$203,702	2.35%	$191,693	1.88%	$202,632	2.43%	$193,854	1.71%
Maximum month-end balance during period	202,208	n/a	189,206	n/a	203,063	n/a	199,419	n/a
Short-term borrowings
Average during period	26,579	2.29	33,410	2.89	21,728	2.62	40,048	2.49
Maximum month-end balance during period	30,682	n/a	36,043	n/a	30,682	n/a	52,480	n/a
n/a = not applicable
Offsetting of Securities Financing Agreements
The Corporation enters into securities financing agreements to accommodate customers (also referred to as “matched-book transactions”), obtain securities to cover short positions and finance inventory positions. For more information on securities financing agreements and the offsetting of securities financing transactions, see Note 10 – Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2018 Annual Report on Form 10-K.

The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at September 30, 2019 and December 31, 2018. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives.

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	September 30, 2019
Securities borrowed or purchased under agreements to resell (3)	$436,856	$(165,261)	$271,595	$(246,906)	$24,689
Securities loaned or sold under agreements to repurchase	$367,328	$(165,261)	$202,067	$(180,143)	$21,924
Other (4)	23,399	—	23,399	(23,399)	—
Total	$390,727	$(165,261)	$225,466	$(203,542)	$21,924

	December 31, 2018
Securities borrowed or purchased under agreements to resell (3)	$366,274	$(106,865)	$259,409	$(240,790)	$18,619
Securities loaned or sold under agreements to repurchase	$293,853	$(106,865)	$186,988	$(176,740)	$10,248
Other (4)	19,906	—	19,906	(19,906)	—
Total	$313,759	$(106,865)	$206,894	$(196,646)	$10,248

(1)	Includes activity where uncertainty exists as to the enforceability of certain master netting agreements under bankruptcy laws in some countries or industries.

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

(3)	Excludes repurchase activity of $14.2 billion and $11.5 billion reported in loans and leases on the Consolidated Balance Sheet at September 30, 2019 and December 31, 2018.

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

Bank of America 76

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	September 30, 2019
Securities sold under agreements to repurchase	$193,237	$80,022	$31,557	$45,706	$350,522
Securities loaned	11,925	1,212	364	3,305	16,806
Other	23,399	—	—	—	23,399
Total	$228,561	$81,234	$31,921	$49,011	$390,727

	December 31, 2018
Securities sold under agreements to repurchase	$139,017	$81,917	$34,204	$21,476	$276,614
Securities loaned	7,753	4,197	1,783	3,506	17,239
Other	19,906	—	—	—	19,906
Total	$166,676	$86,114	$35,987	$24,982	$313,759

(1)	No agreements have maturities greater than three years.

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	September 30, 2019
U.S. government and agency securities	$207,348	$31	$—	$207,379
Corporate securities, trading loans and other	11,976	3,485	232	15,693
Equity securities	15,542	10,313	23,116	48,971
Non-U.S. sovereign debt	111,371	2,977	51	114,399
Mortgage trading loans and ABS	4,285	—	—	4,285
Total	$350,522	$16,806	$23,399	$390,727

	December 31, 2018
U.S. government and agency securities	$164,664	$—	$—	$164,664
Corporate securities, trading loans and other	11,400	2,163	287	13,850
Equity securities	14,090	10,869	19,572	44,531
Non-U.S. sovereign debt	81,329	4,207	47	85,583
Mortgage trading loans and ABS	5,131	—	—	5,131
Total	$276,614	$17,239	$19,906	$313,759

Restricted Cash
At September 30, 2019 and December 31, 2018, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $20.4 billion and $22.6 billion, predominantly related to cash held on deposit with the Federal Reserve Bank and non-U.S. central banks to meet reserve requirements and cash segregated in compliance with securities regulations.
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
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.9 billion and $10.7 billion at September 30, 2019 and December 31, 2018. At September 30, 2019, the carrying value of these commitments, excluding commitments accounted for under the fair value option, was $826 million, including deferred revenue of $17 million and a reserve for unfunded lending commitments of $809 million. At December 31, 2018, the comparable amounts were $813 million, $16 million and $797 million, respectively. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The table below also includes the notional amount of commitments of $4.8 billion and $3.1 billion at September 30, 2019 and December 31, 2018 that are accounted for under the fair value option. However, the table excludes cumulative net fair value of $116 million and $169 million at September 30, 2019 and December 31, 2018 on these commitments, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 16 – Fair Value Option.

77 Bank of America

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	September 30, 2019
Notional amount of credit extension commitments
Loan commitments (1)	$90,401	$150,634	$166,467	$20,344	$427,846
Home equity lines of credit	1,379	1,854	5,459	34,601	43,293
Standby letters of credit and financial guarantees (2)	20,206	10,530	3,365	1,179	35,280
Letters of credit (3)	1,060	246	60	45	1,411
Legally binding commitments	113,046	163,264	175,351	56,169	507,830
Credit card lines (4)	377,392	—	—	—	377,392
Total credit extension commitments	$490,438	$163,264	$175,351	$56,169	$885,222

	December 31, 2018
Notional amount of credit extension commitments
Loan commitments (1)	$84,910	$142,271	$155,298	$22,683	$405,162
Home equity lines of credit	2,578	2,249	3,530	34,702	43,059
Standby letters of credit and financial guarantees (2)	22,571	9,702	2,457	1,074	35,804
Letters of credit (3)	1,168	84	69	57	1,378
Legally binding commitments	111,227	154,306	161,354	58,516	485,403
Credit card lines (4)	371,658	—	—	—	371,658
Total credit extension commitments	$482,885	$154,306	$161,354	$58,516	$857,061

(1)	At September 30, 2019 and December 31, 2018, $5.3 billion and $4.3 billion of these loan commitments are held in the form of a security.

(2)
The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $26.6 billion and $8.3 billion at September 30, 2019, and $28.3 billion and $7.1 billion at December 31, 2018. Amounts in the table include consumer SBLCs of $406 million and $372 million at September 30, 2019 and December 31, 2018.

(3)
At September 30, 2019 and December 31, 2018, included are letters of credit of $1.1 billion and $422 million related to certain liquidity commitments of VIEs. For additional information, see Note 7 – Securitizations and Other Variable Interest Entities.

(4)	Includes business card unused lines of credit.
Other Commitments
At September 30, 2019 and December 31, 2018, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $135 million and $329 million, which upon settlement will be included in loans or LHFS, and commitments to purchase commercial loans of $464 million and $463 million, which upon settlement will be included in trading account assets.
At September 30, 2019 and December 31, 2018, the Corporation had commitments to purchase commodities, primarily liquefied natural gas, of $976 million and $1.3 billion, which upon settlement will be included in trading account assets.
At September 30, 2019 and December 31, 2018, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $119.7 billion and $59.7 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $64.4 billion and $21.2 billion. These commitments expire primarily within the next 15 months.
At September 30, 2019 and December 31, 2018, the Corporation had a commitment to originate or purchase up to $3.2 billion and $3.0 billion on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2022 and can be terminated with 12 months prior notice.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At September 30, 2019 and December 31, 2018, the notional amount of these guarantees totaled $7.2 billion and $9.8 billion. At September 30, 2019 and December 31, 2018, the Corporation’s maximum exposure related to these guarantees totaled $1.1 billion and $1.5 billion, with estimated maturity dates between 2033 and 2039.

Merchant Services
In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. If a merchant processor fails to meet its obligation regarding disputed transactions, then the Corporation could be held liable. For the three and nine months ended September 30, 2019, the sponsored entities processed $229.4 billion and $670.6 billion of transactions and recorded losses of $6 million and $17 million. For the same periods in 2018, the sponsored entities processed $220.0 billion and $646.9 billion of transactions and recorded losses of $6 million and $23 million.
At September 30, 2019 and December 31, 2018, the maximum potential exposure for sponsored transactions totaled $375.7 billion and $348.1 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.
A significant portion of the Corporation's merchant processing activity is performed by a joint venture, formed in 2009, in which the Corporation holds a 49 percent ownership interest. The carrying value of the Corporation’s investment was $652 million and $2.8 billion at September 30, 2019 and December 31, 2018. The joint venture is accounted for as an equity method investment and reported in All Other. On July 29, 2019, the Corporation gave notice to the joint venture partner of the termination of the joint venture upon the conclusion of its current term in June 2020. As a result, the Corporation incurred a non-cash, pretax impairment charge in the three months ended September 30, 2019 of $2.1 billion, included in other general operating expense.
Representations and Warranties Obligations and Corporate Guarantees
For more information on representations and warranties obligations and corporate guarantees, and the related reserve and estimated range of possible loss, see Note 12 – Commitments and

Bank of America 78

Contingencies to the Consolidated Financial Statements of the Corporation’s 2018 Annual Report on Form 10-K.
The reserve for representations and warranties obligations and corporate guarantees was $1.8 billion and $2.0 billion at September 30, 2019 and December 31, 2018 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of probable incurred losses. It is reasonably possible that future representations and warranties losses may occur in excess of the amounts recorded for these exposures. See Litigation and Regulatory Matters below for the Corporation’s combined range of possible loss in excess of the reserve for representations and warranties and the accrued liability for litigation.
Other Guarantees
The Corporation has entered into additional guarantee agreements and commitments, including sold risk participation swaps, liquidity facilities, lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, divested business commitments and sold put options that require gross settlement. The maximum potential future payment under these agreements was approximately $8.1 billion and $5.9 billion at September 30, 2019 and December 31, 2018. The Corporation has made no material payments under these guarantees. For more information on maximum potential future payments under VIE-related liquidity commitments, see Note 7 – Securitizations and Other Variable Interest Entities.
During the three months ended September 30, 2019, the Corporation recognized a loss of $135 million in other income under its indemnity obligation in connection with the sale of its non-U.S. consumer credit card business (payment protection insurance). For additional information, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2018 Annual Report on Form 10-K.
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
In accordance with applicable accounting guidance, the Corporation establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Excluding expenses of internal and external legal service providers, litigation-related expense of $352 million and $539 million was recognized for the three and nine months ended September 30, 2019 compared to $90 million and $292 million for the same periods in 2018.
For a limited number of the matters disclosed in this Note, and in the prior commitments and contingencies disclosure, for which a loss, whether in excess of a related accrued liability or where there is no accrued liability, is reasonably possible in future periods, the Corporation is able to estimate a range of possible loss. With respect to such matters, in cases in which the Corporation possesses sufficient appropriate information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those disclosed matters where an estimate of the range of possible loss is possible, as well as for representations and warranties exposures, management currently estimates the aggregate range of reasonably possible loss for these exposures is $0 to $1.8 billion in excess of the accrued liability, if any. This estimated range of possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions, and known and unknown uncertainties. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from the current estimate. Therefore, this estimated range of possible loss represents what the Corporation believes to be an estimate of possible loss only for certain matters meeting these criteria. It does not represent the Corporation’s maximum loss exposure.
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

79 Bank of America

Mortgage Appraisal Litigation
The District Court has scheduled the cases for trial beginning January 14, 2020.
Mortgage Repurchase Litigation
U.S. Bank - SURF/OWNIT Repurchase Litigation
On July 19, 2019, a settlement regarding one of the seven securitization trusts (the Trusts) became final. For the remaining six Trusts, the defendants and certain certificate-holders agreed to settle the respective litigations in amounts not material to the Corporation, subject to acceptance by U.S. Bank.
NOTE 12 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
October 22, 2019	December 6, 2019	December 27, 2019	$0.18
July 25, 2019	September 6, 2019	September 27, 2019	0.18
April 24, 2019	June 7, 2019	June 28, 2019	0.15
January 30, 2019	March 1, 2019	March 29, 2019	0.15

(1)	In 2019, and through October 28, 2019.
During the three and nine months ended September 30, 2019, the Corporation repurchased and retired 268 million and 713 million shares of common stock, which reduced shareholders’ equity by $7.6 billion and $20.4 billion.

During the nine months ended September 30, 2019, in connection with employee stock plans, the Corporation issued 91 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 35 million shares of its common stock. At September 30, 2019, the Corporation had reserved 586 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
Preferred Stock
During the three months ended March 31, 2019, June 30, 2019 and September 30, 2019, the Corporation declared $442 million, $239 million and $505 million of cash dividends on preferred stock, or a total of $1.2 billion for the nine months ended September 30, 2019. On September 17, 2019, the Corporation issued 52,400 shares of 5.000% Non-Cumulative Preferred Stock, Series LL for $1.3 billion. Dividends are paid quarterly commencing on December 17, 2019. The Series LL preferred stock has a liquidation preference of $25,000 per share and is subject to certain restrictions in the event the Corporation fails to declare and pay full dividends. During the three months ended September 30, 2019, the Corporation fully redeemed Series W for $1.1 billion, and partially redeemed Series V for $1.3 billion. On October 28, 2019, the Corporation redeemed the remaining outstanding shares of Series V preferred stock. For more information on the Corporation's preferred stock, including liquidation preference, dividend requirements and redemption period, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements of the Corporation’s 2018 Annual Report on Form 10-K.

NOTE 13 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for the three and nine months ended September 30, 2019 and 2018 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2018 Annual Report on Form 10-K.

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share information)	2019	2018	2019	2018
Earnings per common share
Net income	$5,777	$7,167	$20,436	$20,869
Preferred stock dividends	(505)	(466)	(1,186)	(1,212)
Net income applicable to common shareholders	$5,272	$6,701	$19,250	$19,657
Average common shares issued and outstanding	9,303.6	10,031.6	9,516.2	10,177.5
Earnings per common share	$0.57	$0.67	$2.02	$1.93

Diluted earnings per common share
Net income applicable to common shareholders	$5,272	$6,701	$19,250	$19,657
Average common shares issued and outstanding	9,303.6	10,031.6	9,516.2	10,177.5
Dilutive potential common shares (1)	49.4	139.2	49.5	140.4
Total diluted average common shares issued and outstanding	9,353.0	10,170.8	9,565.7	10,317.9
Diluted earnings per common share	$0.56	$0.66	$2.01	$1.91

(1)	Includes incremental dilutive shares from restricted stock units, restricted stock and warrants.
For both the three and nine months ended September 30, 2019 and 2018, 62 million average dilutive potential common shares associated with the Series L preferred stock were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method. For the three and nine months ended September 30, 2018, average options to purchase two million and five million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method. For both the three and nine months ended September

30, 2018, average warrants to purchase 122 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method. These warrants expired on October 29, 2018. For the three and nine months ended September 30, 2018, average warrants to purchase 135 million and 139 million shares of common stock were included in the diluted EPS calculation under the treasury stock method. Substantially all of these warrants were exercised on or before their expiration date of January 16, 2019.

Bank of America 80

NOTE 14 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for the nine months ended September 30, 2019 and 2018.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2017	$(1,206)	$(1,060)	$(831)	$(3,192)	$(793)	$(7,082)
Accounting change related to certain tax effects (1)	(393)	(220)	(189)	(707)	239	(1,270)
Cumulative adjustment for hedge accounting change (2)	—	—	57	—	—	57
Net change	(6,166)	183	(346)	91	(303)	(6,541)
Balance, September 30, 2018	$(7,765)	$(1,097)	$(1,309)	$(3,808)	$(857)	$(14,836)

Balance, December 31, 2018	$(5,552)	$(531)	$(1,016)	$(4,304)	$(808)	$(12,211)
Net change	6,231	(272)	651	83	(99)	6,594
Balance, September 30, 2019	$679	$(803)	$(365)	$(4,221)	$(907)	$(5,617)

(1)
Effective January 1, 2018, the Corporation adopted the accounting standard on tax effects in accumulated OCI related to the Tax Act. Accordingly, certain tax effects were reclassified from accumulated OCI to retained earnings.

(2)	Effective January 1, 2018, the Corporation adopted the hedge accounting standard.
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for the nine months ended September 30, 2019 and 2018.

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
	Nine Months Ended September 30
(Dollars in millions)	2019			2018
Debt securities:
Net increase (decrease) in fair value	$8,388	$(2,087)	$6,301	$(8,198)	$2,075	$(6,123)
Net realized (gains) losses reclassified into earnings (1)	(93)	23	(70)	(55)	12	(43)
Net change	8,295	(2,064)	6,231	(8,253)	2,087	(6,166)
Debit valuation adjustments:
Net increase (decrease) in fair value	(368)	83	(285)	220	(52)	168
Net realized (gains) losses reclassified into earnings (1)	16	(3)	13	20	(5)	15
Net change	(352)	80	(272)	240	(57)	183
Derivatives:
Net increase (decrease) in fair value	765	(173)	592	(601)	174	(427)
Reclassifications into earnings:
Net interest income	78	(19)	59	134	(33)	101
Compensation and benefits expense	—	—	—	(27)	7	(20)
Net realized (gains) losses reclassified into earnings	78	(19)	59	107	(26)	81
Net change	843	(192)	651	(494)	148	(346)
Employee benefit plans:
Net actuarial losses and other reclassified into earnings (2)	109	(26)	83	119	(28)	91
Net change	109	(26)	83	119	(28)	91
Foreign currency:
Net increase (decrease) in fair value	114	(185)	(71)	(87)	(165)	(252)
Net realized (gains) losses reclassified into earnings (3)	(117)	89	(28)	(143)	92	(51)
Net change	(3)	(96)	(99)	(230)	(73)	(303)
Total other comprehensive income (loss)	$8,892	$(2,298)	$6,594	$(8,618)	$2,077	$(6,541)

(1)	Reclassifications of pretax debt securities and DVA are recorded in other income in the Consolidated Statement of Income.

(2)	Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.

(3)	Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
NOTE 15 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards and conducts a review of its fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. During the nine months ended September 30, 2019, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
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

81 Bank of America

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at September 30, 2019 and December 31, 2018, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

	September 30, 2019
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$1,356	$—	$—	$—	$1,356
Federal funds sold and securities borrowed or purchased under agreements to resell	—	50,298	—	—	50,298
Trading account assets:
U.S. Treasury and agency securities (2)	46,103	1,952	—	—	48,055
Corporate securities, trading loans and other	—	29,625	1,591	—	31,216
Equity securities	77,822	31,823	279	—	109,924
Non-U.S. sovereign debt	11,554	27,237	465	—	39,256
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed (2)	—	25,268	—	—	25,268
Mortgage trading loans, ABS and other MBS	—	8,402	1,563	—	9,965
Total trading account assets (3)	135,479	124,307	3,898	—	263,684
Derivative assets	15,501	372,583	3,370	(346,331)	45,123
AFS debt securities:
U.S. Treasury and agency securities	55,704	1,243	—	—	56,947
Mortgage-backed securities:
Agency	—	134,949	—	—	134,949
Agency-collateralized mortgage obligations	—	4,962	—	—	4,962
Non-agency residential	—	1,435	508	—	1,943
Commercial	—	14,677	—	—	14,677
Non-U.S. securities	—	11,077	2	—	11,079
Other taxable securities	—	3,880	3	—	3,883
Tax-exempt securities	—	16,432	—	—	16,432
Total AFS debt securities	55,704	188,655	513	—	244,872
Other debt securities carried at fair value:
U.S. Treasury and agency securities	3	—	—	—	3
Non-agency residential MBS	—	1,235	308	—	1,543
Commercial	—	13	—	—	13
Non-U.S. securities	2,531	5,377	—	—	7,908
Other taxable securities	—	3	—	—	3
Total other debt securities carried at fair value	2,534	6,628	308	—	9,470
Loans and leases	—	7,273	401	—	7,674
Loans held-for-sale	—	4,625	386	—	5,011
Other assets (4)	18,471	2,081	2,400	—	22,952
Total assets (5)	$229,045	$756,450	$11,276	$(346,331)	$650,440
Liabilities
Interest-bearing deposits in U.S. offices	$—	$626	$—	$—	$626
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	21,963	—	—	21,963
Trading account liabilities:
U.S. Treasury and agency securities	13,948	195	—	—	14,143
Equity securities	34,161	3,930	2	—	38,093
Non-U.S. sovereign debt	9,995	9,011	—	—	19,006
Corporate securities and other	—	7,387	13	—	7,400
Total trading account liabilities	58,104	20,523	15	—	78,642
Derivative liabilities	14,741	361,185	4,602	(342,503)	38,025
Short-term borrowings	—	3,458	—	—	3,458
Accrued expenses and other liabilities	21,210	2,302	—	—	23,512
Long-term debt	—	35,909	864	—	36,773
Total liabilities (5)	$94,055	$445,966	$5,481	$(342,503)	$202,999

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $25.8 billion of GSE obligations.

(3)
Includes securities with a fair value of $14.9 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet.

(4)	Includes MSRs of $1.6 billion which are classified as Level 3 assets.

(5)	Total recurring Level 3 assets were 0.46 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.25 percent of total consolidated liabilities.

Bank of America 82

	December 31, 2018
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$1,214	$—	$—	$—	$1,214
Federal funds sold and securities borrowed or purchased under agreements to resell	—	56,399	—	—	56,399
Trading account assets:
U.S. Treasury and agency securities (2)	53,131	1,593	—	—	54,724
Corporate securities, trading loans and other	—	24,630	1,558	—	26,188
Equity securities	53,840	23,163	276	—	77,279
Non-U.S. sovereign debt	5,818	19,210	465	—	25,493
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed (2)	—	19,586	—	—	19,586
Mortgage trading loans, ABS and other MBS	—	9,443	1,635	—	11,078
Total trading account assets (3)	112,789	97,625	3,934	—	214,348
Derivative assets	9,967	315,413	3,466	(285,121)	43,725
AFS debt securities:
U.S. Treasury and agency securities	53,663	1,260	—	—	54,923
Mortgage-backed securities:
Agency	—	121,826	—	—	121,826
Agency-collateralized mortgage obligations	—	5,530	—	—	5,530
Non-agency residential	—	1,320	597	—	1,917
Commercial	—	14,078	—	—	14,078
Non-U.S. securities	—	9,304	2	—	9,306
Other taxable securities	—	4,403	7	—	4,410
Tax-exempt securities	—	17,376	—	—	17,376
Total AFS debt securities	53,663	175,097	606	—	229,366
Other debt securities carried at fair value:
U.S. Treasury and agency securities	1,282	—	—	—	1,282
Non-agency residential MBS	—	1,434	172	—	1,606
Non-U.S. securities	490	5,354	—	—	5,844
Other taxable securities	—	3	—	—	3
Total other debt securities carried at fair value	1,772	6,791	172	—	8,735
Loans and leases	—	4,011	338	—	4,349
Loans held-for-sale	—	2,400	542	—	2,942
Other assets (4)	15,032	1,775	2,932	—	19,739
Total assets (5)	$194,437	$659,511	$11,990	$(285,121)	$580,817
Liabilities
Interest-bearing deposits in U.S. offices	$—	$492	$—	$—	$492
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	28,875	—	—	28,875
Trading account liabilities:
U.S. Treasury and agency securities	7,894	761	—	—	8,655
Equity securities	33,739	4,070	—	—	37,809
Non-U.S. sovereign debt	7,452	9,182	—	—	16,634
Corporate securities and other	—	5,104	18	—	5,122
Total trading account liabilities	49,085	19,117	18	—	68,220
Derivative liabilities	9,931	303,441	4,401	(279,882)	37,891
Short-term borrowings	—	1,648	—	—	1,648
Accrued expenses and other liabilities	18,096	1,979	—	—	20,075
Long-term debt	—	26,872	817	—	27,689
Total liabilities (5)	$77,112	$382,424	$5,236	$(279,882)	$184,890

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $20.2 billion of GSE obligations.

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

83 Bank of America

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2019 and 2018, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance July 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Three Months Ended September 30, 2019
Trading account assets:
Corporate securities, trading loans and other	$1,393	$28	$—	$158	$(153)	$—	$(143)	$356	$(48)	$1,591	$—
Equity securities	296	(8)	—	17	(81)	—	(1)	66	(10)	279	(31)
Non-U.S. sovereign debt	481	9	(28)	—	—	—	(36)	39	—	465	10
Mortgage trading loans, ABS and other MBS	1,389	(8)	—	91	(156)	—	(48)	316	(21)	1,563	(24)
Total trading account assets	3,559	21	(28)	266	(390)	—	(228)	777	(79)	3,898	(45)
Net derivative assets (4)	(1,114)	73	—	81	(270)	—	(36)	—	34	(1,232)	52
AFS debt securities:
Non-agency residential MBS	568	—	(13)	—	—	—	(8)	—	(39)	508	—
Non-U.S. securities	2	—	—	—	—	—	—	—	—	2	—
Other taxable securities	3	—	—	—	—	—	—	—	—	3	—
Total AFS debt securities	573	—	(13)	—	—	—	(8)	—	(39)	513	—
Other debt securities carried at fair value – Non-agency residential MBS	273	(8)	—	—	—	—	(5)	48	—	308	(8)
Loans and leases (5,6)	355	8	—	27	(17)	44	(16)	—	—	401	8
Loans held-for-sale (5)	486	5	(11)	2	—	—	(96)	—	—	386	(7)
Other assets (6, 7)	2,551	(40)	(5)	—	—	53	(163)	4	—	2,400	(82)
Trading account liabilities – Equity securities	(2)	—	—	—	—	—	—	—	—	(2)	—
Trading account liabilities – Corporate securities and other	(13)	1	—	(1)	—	—	—	—	—	(13)	(1)
Long-term debt (5)	(902)	16	1	(27)	—	—	49	(1)	—	(864)	16

Three Months Ended September 30, 2018
Trading account assets:
Corporate securities, trading loans and other	$1,638	$14	$—	$54	$(87)	$—	$(175)	$269	$(179)	$1,534	$(14)
Equity securities	228	8	—	21	—	—	—	43	(10)	290	8
Non-U.S. sovereign debt	368	10	(13)	—	—	—	—	109	(5)	469	11
Mortgage trading loans, ABS and other MBS	1,523	16	(1)	75	(184)	—	(29)	191	(112)	1,479	8
Total trading account assets	3,757	48	(14)	150	(271)	—	(204)	612	(306)	3,772	13
Net derivative assets (4)	(1,588)	(53)	—	23	(66)	—	111	20	983	(570)	(51)
AFS debt securities:
Non-agency residential MBS	453	31	(28)	—	(72)	—	—	235	(75)	544	—
Non-U.S. securities	3	—	—	—	—	—	—	—	—	3	—
Other taxable securities	99	(1)	(3)	—	(22)	—	—	—	(66)	7	—
Tax-exempt securities	1	—	—	—	—	—	—	—	—	1	—
Total AFS debt securities	556	30	(31)	—	(94)	—	—	235	(141)	555	—
Other debt securities carried at fair value – Non-agency residential MBS	287	(23)	—	—	—	—	—	60	(28)	296	(10)
Loans and leases (5)	493	—	—	—	(62)	—	(21)	—	—	410	(1)
Loans held-for-sale (5)	577	12	(4)	39	—	—	(82)	12	(28)	526	9
Other assets (6, 7)	3,184	121	—	—	(22)	31	(174)	—	—	3,140	55
Trading account liabilities – Corporate securities and other	(35)	9	—	9	—	—	—	—	—	(17)	(6)
Long-term debt (5)	(1,225)	11	(1)	—	—	(11)	106	(106)	303	(923)	13

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

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

(3)
Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Total gains (losses) in OCI include net unrealized losses of $53 million related to financial instruments still held at September 30, 2019.

(4)	Net derivative assets include derivative assets of $3.4 billion and $4.4 billion and derivative liabilities of $4.6 billion and $5.0 billion at September 30, 2019 and 2018.

(5)	Amounts represent instruments that are accounted for under the fair value option.

(6)	Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.

(7)	Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

Bank of America 84

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Nine Months Ended September 30, 2019
Trading account assets:
Corporate securities, trading loans and other	$1,558	$86	$—	$352	$(305)	$—	$(349)	$602	$(353)	$1,591	$33
Equity securities	276	14	—	38	(87)	—	(4)	69	(27)	279	(14)
Non-U.S. sovereign debt	465	36	(24)	1	—	—	(47)	39	(5)	465	37
Mortgage trading loans, ABS and other MBS	1,635	80	(2)	488	(817)	—	(172)	583	(232)	1,563	13
Total trading account assets	3,934	216	(26)	879	(1,209)	—	(572)	1,293	(617)	3,898	69
Net derivative assets (4)	(935)	(43)	—	248	(676)	—	(124)	139	159	(1,232)	(110)
AFS debt securities:
Non-agency residential MBS	597	—	77	—	—	—	(29)	206	(343)	508	—
Non-U.S. securities	2	—	—	—	—	—	—	—	—	2	—
Other taxable securities	7	—	—	—	—	—	(4)	—	—	3	—
Total AFS debt securities	606	—	77	—	—	—	(33)	206	(343)	513	—
Other debt securities carried at fair value – Non-agency residential MBS	172	41	—	—	—	—	(13)	155	(47)	308	38
Loans and leases (5,6)	338	12	—	27	(32)	97	(41)	—	—	401	11
Loans held-for-sale (5,6)	542	43	(11)	12	(71)	11	(199)	59	—	386	13
Other assets (6, 7)	2,932	(194)	11	—	(10)	161	(504)	4	—	2,400	(342)
Trading account liabilities – Equity securities	—	(2)	—	—	—	—	—	—	—	(2)	(2)
Trading account liabilities – Corporate securities and other	(18)	8	—	—	(3)	—	—	—	—	(13)	(1)
Long-term debt (5)	(817)	(71)	—	(27)	—	(13)	125	(62)	1	(864)	(64)

Nine Months Ended September 30, 2018
Trading account assets:
Corporate securities, trading loans and other	$1,864	$(14)	$(1)	$328	$(298)	$—	$(388)	$517	$(474)	$1,534	$(88)
Equity securities	235	17	—	29	(11)	—	(4)	73	(49)	290	17
Non-U.S. sovereign debt	556	39	(55)	7	(50)	—	(8)	117	(137)	469	40
Mortgage trading loans, ABS and other MBS	1,498	157	2	392	(760)	—	(136)	541	(215)	1,479	92
Total trading account assets	4,153	199	(54)	756	(1,119)	—	(536)	1,248	(875)	3,772	61
Net derivative assets (4)	(1,714)	203	—	371	(919)	—	488	87	914	(570)	(138)
AFS debt securities:
Non-agency residential MBS	—	39	(42)	—	(72)	—	—	694	(75)	544	—
Non-U.S. securities	25	—	(1)	—	(10)	—	(14)	3	—	3	—
Other taxable securities	509	1	(5)	—	(22)	—	(10)	60	(526)	7	—
Tax-exempt securities	469	—	—	—	—	—	—	1	(469)	1	—
Total AFS debt securities (8)	1,003	40	(48)	—	(104)	—	(24)	758	(1,070)	555	—
Other debt securities carried at fair value – Non-agency residential MBS	—	(27)	—	—	(7)	—	—	358	(28)	296	(5)
Loans and leases (5)	571	(20)	—	—	(71)	—	(70)	—	—	410	(17)
Loans held-for-sale (5)	690	24	(31)	51	—	—	(160)	12	(60)	526	18
Other assets (6,7,8)	2,425	389	—	2	(68)	83	(585)	929	(35)	3,140	188
Trading account liabilities – Corporate securities and other	(24)	11	—	9	(11)	(2)	—	—	—	(17)	(7)
Accrued expenses and other liabilities (5)	(8)	—	—	—	—	—	8	—	—	—	—
Long-term debt (5)	(1,863)	97	2	9	—	(131)	429	(253)	787	(923)	87

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

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

(3)
Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Total gains (losses) in OCI include net unrealized gains of $47 million related to financial instruments still held at September 30, 2019.

(4)	Net derivative assets include derivative assets of $3.4 billion and $4.4 billion and derivative liabilities of $4.6 billion and $5.0 billion at September 30, 2019 and 2018.

(5)	Amounts represent instruments that are accounted for under the fair value option.

(6)	Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.

(7)	Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

(8)	Transfers out of AFS debt securities and into other assets primarily relate to the reclassification of certain securities.

85 Bank of America

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at September 30, 2019 and December 31, 2018.

Quantitative Information about Level 3 Fair Value Measurements at September 30, 2019

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$1,515	Discounted cash flow, Market comparables	Yield	0% to 25%	6%
Trading account assets – Mortgage trading loans, ABS and other MBS	287		Prepayment speed	1% to 28% CPR	18% CPR
Loans and leases	401		Default rate	0% to 3% CDR	1% CDR
Loans held-for-sale	6		Loss severity	0% to 48%	15%
AFS debt securities, primarily non-agency residential	513		Price	$0 to $680	$92
Other debt securities carried at fair value - Non-agency residential	308
Instruments backed by commercial real estate assets	$183	Discounted cash flow	Yield	0% to 25%	18%
Trading account assets – Corporate securities, trading loans and other	158		Price	$0 to $100	$60
Trading account assets – Mortgage trading loans, ABS and other MBS	23
Loans held-for-sale	2
Commercial loans, debt securities and other	$3,529	Discounted cash flow, Market comparables	Yield	1% to 15%	6%
Trading account assets – Corporate securities, trading loans and other	1,433		Prepayment speed	10% to 20%	17%
Trading account assets – Non-U.S. sovereign debt	465		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, ABS and other MBS	1,253		Loss severity	35% to 40%	37%
Loans held-for-sale	378		Price	$0 to $158	$70
Other assets, primarily auction rate securities	$844	Discounted cash flow, Market comparables	Price	$10 to $100	$96

MSRs	$1,556	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 14 years	4 years
			Weighted-average life, variable rate (5)	0 to 9 years	3 years
			Option-adjusted spread, fixed rate	9% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	11%
Structured liabilities
Long-term debt	$(864)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Equity correlation	16% to 97%	69%
			Long-dated equity volatilities	4% to 80%	32%
			Price	$0 to $113	$76

Net derivative assets
Credit derivatives	$(9)	Discounted cash flow, Stochastic recovery correlation model	Yield	5%	n/a
			Upfront points	0 to 100 points	69 points
			Prepayment speed	15% to 100% CPR	32% CPR
			Default rate	1% to 4% CDR	2% CDR
			Loss severity	35%	n/a
			Price	$0 to $138	$81
Equity derivatives	$(1,107)	Industry standard derivative pricing (3)	Equity correlation	16% to 97%	69%
			Long-dated equity volatilities	4% to 80%	32%
Commodity derivatives	$18	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$1/MMBtu to $7/MMBtu	$3/MMBtu
			Correlation	30% to 69%	68%
			Volatilities	15% to 62%	33%
Interest rate derivatives	$(134)	Industry standard derivative pricing (4)	Correlation (IR/IR)	15% to 97%	51%
			Correlation (FX/IR)	0% to 46%	3%
			Long-dated inflation rates	-15% to 148%	84%
			Long-dated inflation volatilities	0% to 1%	1%
Total net derivative assets	$(1,232)

(1)	For loans and securities, structured liabilities and net derivative assets, the weighted average is calculated based upon the absolute fair value of the instruments.

(2)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 82: Trading account assets – Corporate securities, trading loans and other of $1.6 billion, Trading account assets – Non-U.S. sovereign debt of $465 million, Trading account assets – Mortgage trading loans, ABS and other MBS of $1.6 billion, AFS debt securities of $513 million, Other debt securities carried at fair value - Non-agency residential of $308 million, Other assets, including MSRs, of $2.4 billion, Loans and leases of $401 million and LHFS of $386 million.

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

Bank of America 86

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

(2)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 83: Trading account assets – Corporate securities, trading loans and other of $1.6 billion, Trading account assets – Non-U.S. sovereign debt of $465 million, Trading account assets – Mortgage trading loans, ABS and other MBS of $1.6 billion, AFS debt securities of $606 million, Other debt securities carried at fair value - Non-agency residential of $172 million, Other assets, including MSRs, of 2.9 billion, Loans and leases of $338 million and LHFS of $542 million.

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

87 Bank of America

Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three and nine months ended September 30, 2019 and

2018. In the tables below, other assets includes the measurement of the Corporation's merchant services equity method investment on which the Corporation recorded an impairment charge of $2.1 billion during the three months ended September 30, 2019. For additional information, see Note 11 – Commitments and Contingencies.

Assets Measured at Fair Value on a Nonrecurring Basis

	September 30, 2019		Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$5	$111	$(7)	$(18)
Loans and leases (1)	—	232	(21)	(62)
Foreclosed properties (2, 3)	—	19	(7)	(10)
Other assets	165	658	(2,085)	(2,104)

	September 30, 2018		Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Assets
Loans held-for-sale	$45	$12	$(2)	$(2)
Loans and leases (1)	—	492	(63)	(194)
Foreclosed properties (2, 3)	—	87	(8)	(22)
Other assets	294	3	(22)	(58)

(1)
Includes $8 million and $25 million of losses on loans that were written down to a collateral value of zero during the three and nine months ended September 30, 2019 compared to losses of $24 million and $76 million for the same periods in 2018.

(2)
Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.

(3)	Excludes $275 million and $500 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at September 30, 2019 and 2018.
The table below presents information about significant unobservable inputs at September 30, 2019 and December 31, 2018.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	September 30, 2019
Loans held-for-sale	$111	Discounted cash flow	Price	$77 to $100	$86
Loans and leases (2)	232	Market comparables	OREO discount	13% to 59%	24%
			Costs to sell	8% to 26%	9%
Other assets (3)	652	Discounted cash flow	Customer attrition	0% to 19%	5%
			Costs to service	11% to 19%	15%
	December 31, 2018
Loans and leases (2)	$474	Market comparables	OREO discount	13% to 59%	25%
			Costs to sell	8% to 26%	9%

(1)	The weighted average is calculated based upon the fair value of the loans.

(2)	Represents residential mortgages where the loan has been written down to the fair value of the underlying collateral.

(3)
The fair value of the merchant services joint venture was measured using a discounted cash flow method in which the two primary drivers of fair value were the customer attrition rate and certain costs to service the customers. The weighted averages are calculated based on variations of the attrition rates and costs to service the customers.

Bank of America 88

NOTE 16 Fair Value Option
The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2018 Annual Report on Form 10-K. The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at September 30, 2019 and December 31, 2018, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and nine months ended September 30, 2019 and 2018.

Fair Value Option Elections

	September 30, 2019			December 31, 2018
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$50,298	$50,238	$60	$56,399	$56,376	$23
Loans reported as trading account assets (1)	5,362	12,390	(7,028)	6,195	13,088	(6,893)
Trading inventory – other	17,989	n/a	n/a	13,778	n/a	n/a
Consumer and commercial loans	7,674	7,738	(64)	4,349	4,399	(50)
Loans held-for-sale (1)	5,011	6,119	(1,108)	2,942	4,749	(1,807)
Other assets	1	n/a	n/a	3	n/a	n/a
Long-term deposits	626	599	27	492	454	38
Federal funds purchased and securities loaned or sold under agreements to repurchase	21,963	21,966	(3)	28,875	28,881	(6)
Short-term borrowings	3,458	3,458	—	1,648	1,648	—
Unfunded loan commitments	116	n/a	n/a	169	n/a	n/a
Long-term debt (2)	36,773	36,626	147	27,689	29,198	(1,509)

(1)
A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.

(2)
Includes structured liabilities with a fair value of $36.4 billion and $27.3 billion, and contractual principal outstanding of $36.2 billion and $28.8 billion at September 30, 2019 and December 31, 2018.

n/a = not applicable

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended September 30
	2019			2018
(Dollars in millions)	Trading Account Income	Other Income	Total	Trading Account Income	Other Income	Total
Loans reported as trading account assets (1)	$4	$—	$4	$74	$—	$74
Trading inventory – other (2)	(156)	—	(156)	1,693	—	1,693
Consumer and commercial loans (1)	81	(6)	75	176	8	184
Loans held-for-sale (1)	—	28	28	—	8	8
Long-term debt (3, 4)	(127)	(20)	(147)	143	(19)	124
Other (5)	(1)	(1)	(2)	2	52	54
Total	$(199)	$1	$(198)	$2,088	$49	$2,137

	Nine Months Ended September 30
	2019			2018
Loans reported as trading account assets (1)	$167	$—	$167	$145	$—	$145
Trading inventory – other (2)	4,211	—	4,211	3,649	—	3,649
Consumer and commercial loans (1)	98	11	109	301	(24)	277
Loans held-for-sale (1)	—	110	110	1	12	13
Long-term debt (3, 4)	(1,412)	(65)	(1,477)	1,497	(75)	1,422
Other (5)	8	20	28	15	75	90
Total	$3,072	$76	$3,148	$5,608	$(12)	$5,596

(1)	Gains (losses) related to borrower-specific credit risk were not significant.

(2)	The gains (losses) in trading account income are primarily offset by (losses) gains on trading liabilities that hedge these assets.

(3)
The net gains (losses) in trading account income relate to the embedded derivatives in structured liabilities and are typically offset by (losses) gains on derivatives and securities that hedge these liabilities.

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

89 Bank of America

Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at September 30, 2019 and December 31, 2018 are presented in the following table.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	September 30, 2019
Financial assets
Loans	$939,548	$63,448	$904,921	$968,369
Loans held-for-sale	9,811	9,028	783	9,811
Financial liabilities
Deposits (1)	1,392,836	1,392,934	—	1,392,934
Long-term debt	243,405	246,781	864	247,645
Commercial unfunded lending commitments (2)	925	116	4,752	4,868

	December 31, 2018
Financial assets
Loans	$911,520	$58,228	$859,160	$917,388
Loans held-for-sale	10,367	9,592	775	10,367
Financial liabilities
Deposits (1)	1,381,476	1,381,239	—	1,381,239
Long-term debt	229,392	230,019	817	230,836
Commercial unfunded lending commitments (2)	966	169	5,558	5,727

(1)	Includes demand deposits of $532.9 billion and $531.9 billion with no stated maturities at September 30, 2019 and December 31, 2018.

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

NOTE 18 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, Global Wealth & Investment Management, Global Banking and Global Markets, with the remaining operations recorded in All Other. For additional information, see Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s 2018 Annual Report on Form 10-K. The following tables present net income (loss) and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for the three and nine months ended September 30, 2019 and 2018, and total assets at September 30, 2019 and 2018 for each business segment, as well as All Other, including a reconciliation of the four business segments’ total revenue, net of interest expense, on an FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet.

Results of Business Segments and All Other

At and for the three months ended September 30	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2019	2018	2019	2018	2019	2018
Net interest income	$12,335	$12,212	$7,031	$6,844	$1,609	$1,531
Noninterest income	10,620	10,663	2,693	2,598	3,295	3,286
Total revenue, net of interest expense	22,955	22,875	9,724	9,442	4,904	4,817
Provision for credit losses	779	716	917	870	37	13
Noninterest expense	15,169	13,014	4,393	4,325	3,413	3,443
Income before income taxes	7,007	9,145	4,414	4,247	1,454	1,361
Income tax expense	1,230	1,978	1,081	1,082	356	347
Net income	$5,777	$7,167	$3,333	$3,165	$1,098	$1,014
Period-end total assets	$2,426,330	$2,338,833	$788,743	$765,498	$288,317	$276,146

	Global Banking		Global Markets		All Other
	2019	2018	2019	2018	2019	2018
Net interest income	$2,617	$2,726	$1,016	$933	$62	$178
Noninterest income	2,595	2,097	2,848	2,940	(811)	(258)
Total revenue, net of interest expense	5,212	4,823	3,864	3,873	(749)	(80)
Provision for credit losses	120	(70)	—	(2)	(295)	(95)
Noninterest expense	2,220	2,142	2,679	2,633	2,464	471
Income before income taxes	2,872	2,751	1,185	1,242	(2,918)	(456)
Income tax expense	775	714	338	323	(1,320)	(488)
Net income	$2,097	$2,037	$847	$919	$(1,598)	$32
Period-end total assets	$452,642	$430,846	$689,023	$646,359	$207,605	$219,984

(1)	There were no material intersegment revenues.

Bank of America 90

Results of Business Segments and All Other

At and for the nine months ended September 30	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2019	2018	2019	2018	2019	2018
Net interest income	$37,201	$36,113	$21,253	$19,914	$4,917	$4,653
Noninterest income	32,144	32,685	7,820	7,742	9,707	9,761
Total revenue, net of interest expense	69,345	68,798	29,073	27,656	14,624	14,414
Provision for credit losses	2,649	2,377	2,838	2,749	63	63
Noninterest expense	41,661	40,080	13,157	13,241	10,300	10,451
Income before income taxes	25,035	26,341	13,078	11,666	4,261	3,900
Income tax expense	4,599	5,472	3,204	2,975	1,044	994
Net income	$20,436	$20,869	$9,874	$8,691	$3,217	$2,906
Period-end total assets	$2,426,330	$2,338,833	$788,743	$765,498	$288,317	$276,146

	Global Banking		Global Markets		All Other
	2019	2018	2019	2018	2019	2018
Net interest income	$8,116	$8,144	$2,780	$2,922	$135	$480
Noninterest income	7,226	6,688	9,409	10,013	(2,018)	(1,519)
Total revenue, net of interest expense	15,342	14,832	12,189	12,935	(1,883)	(1,039)
Provision for credit losses	356	(77)	(18)	(6)	(590)	(352)
Noninterest expense	6,697	6,618	8,109	8,283	3,398	1,487
Income before income taxes	8,289	8,291	4,098	4,658	(4,691)	(2,174)
Income tax expense	2,238	2,154	1,168	1,211	(3,055)	(1,862)
Net income	$6,051	$6,137	$2,930	$3,447	$(1,636)	$(312)
Period-end total assets	$452,642	$430,846	$689,023	$646,359	$207,605	$219,984

(1)	There were no material intersegment revenues.

Business Segment Reconciliations

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018
Segments’ total revenue, net of interest expense	$23,704	$22,955	$71,228	$69,837
Adjustments (1):
ALM activities	(221)	32	(175)	(450)
Liquidating businesses, eliminations and other	(528)	(112)	(1,708)	(589)
FTE basis adjustment	(148)	(151)	(450)	(455)
Consolidated revenue, net of interest expense	$22,807	$22,724	$68,895	$68,343
Segments’ total net income	7,375	7,135	22,072	21,181
Adjustments, net-of-tax (1):
ALM activities	(158)	29	(112)	(323)
Liquidating businesses, eliminations and other	(1,440)	3	(1,524)	11
Consolidated net income	$5,777	$7,167	$20,436	$20,869

			September 30
			2019	2018
Segments’ total assets			$2,218,725	$2,118,849
Adjustments (1):
ALM activities, including securities portfolio			686,301	674,426
Elimination of segment asset allocations to match liabilities			(546,529)	(529,830)
Other			67,833	75,388
Consolidated total assets			$2,426,330	$2,338,833

(1)	Adjustments include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

91 Bank of America

The tables below present noninterest income and the components thereto for the three and nine months ended September 30, 2019 and 2018 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Three Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018	2019	2018
Fees and commissions:
Card income
Interchange fees	$963	$925	$802	$757	$15	$23
Other card income	502	492	487	480	11	11
Total card income	1,465	1,417	1,289	1,237	26	34
Service charges
Deposit-related fees	1,690	1,682	1,097	1,098	16	19
Lending-related fees	285	279	—	—	—	—
Total service charges	1,975	1,961	1,097	1,098	16	19
Investment and brokerage services
Asset management fees	2,597	2,576	36	38	2,572	2,538
Brokerage fees	897	918	39	42	429	466
Total investment and brokerage services	3,494	3,494	75	80	3,001	3,004
Investment banking fees
Underwriting income	740	701	—	—	88	86
Syndication fees	341	241	—	—	—	—
Financial advisory services	452	262	—	—	1	1
Total investment banking fees	1,533	1,204	—	—	89	87
Total fees and commissions	8,467	8,076	2,461	2,415	3,132	3,144
Trading account income	1,707	1,717	1	2	26	24
Other income	446	870	231	181	137	118
Total noninterest income	$10,620	$10,663	$2,693	$2,598	$3,295	$3,286

	Global Banking		Global Markets		All Other (1)
	Three Months Ended September 30
	2019	2018	2019	2018	2019	2018
Fees and commissions:
Card income
Interchange fees	$129	$122	$19	$21	$(2)	$2
Other card income	3	2	—	—	1	(1)
Total card income	132	124	19	21	(1)	1
Service charges
Deposit-related fees	533	520	37	41	7	4
Lending-related fees	230	233	55	45	—	1
Total service charges	763	753	92	86	7	5
Investment and brokerage services
Asset management fees	—	—	—	—	(11)	—
Brokerage fees	10	27	419	388	—	(5)
Total investment and brokerage services	10	27	419	388	(11)	(5)
Investment banking fees
Underwriting income	312	289	383	374	(43)	(48)
Syndication fees	163	118	178	124	—	(1)
Financial advisory services	427	237	24	24	—	—
Total investment banking fees	902	644	585	522	(43)	(49)
Total fees and commissions	1,807	1,548	1,115	1,017	(48)	(48)
Trading account income	84	60	1,580	1,551	16	80
Other income	704	489	153	372	(779)	(290)
Total noninterest income	$2,595	$2,097	$2,848	$2,940	$(811)	$(258)

(1)	All Other includes eliminations of intercompany transactions.

Bank of America 92

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Nine Months Ended September 30
(Dollars in millions)	2019	2018	2019	2018	2019	2018
Fees and commissions:
Card income
Interchange fees	$2,827	$2,850	$2,334	$2,349	$43	$59
Other card income	1,459	1,452	1,420	1,414	30	33
Total card income	4,286	4,302	3,754	3,763	73	92
Service charges
Deposit-related fees	4,908	5,008	3,163	3,214	50	55
Lending-related fees	809	828	—	—	—	—
Total service charges	5,717	5,836	3,163	3,214	50	55
Investment and brokerage services
Asset management fees	7,591	7,653	107	111	7,510	7,541
Brokerage fees	2,733	2,963	116	131	1,295	1,440
Total investment and brokerage services	10,324	10,616	223	242	8,805	8,981
Investment banking fees
Underwriting income	2,198	2,160	—	—	295	243
Syndication fees	887	958	—	—	—	—
Financial advisory services	1,083	861	—	—	1	1
Total investment banking fees	4,168	3,979	—	—	296	244
Total fees and commissions	24,495	24,733	7,140	7,219	9,224	9,372
Trading account income	6,390	6,421	5	6	90	81
Other income	1,259	1,531	675	517	393	308
Total noninterest income	$32,144	$32,685	$7,820	$7,742	$9,707	$9,761

	Global Banking		Global Markets		All Other (1)
	Nine Months Ended September 30
	2019	2018	2019	2018	2019	2018
Fees and commissions:
Card income
Interchange fees	$390	$377	$61	$63	$(1)	$2
Other card income	8	5	—	—	1	—
Total card income	398	382	61	63	—	2
Service charges
Deposit-related fees	1,557	1,598	120	126	18	15
Lending-related fees	668	687	141	140	—	1
Total service charges	2,225	2,285	261	266	18	16
Investment and brokerage services
Asset management fees	—	—	—	—	(26)	1
Brokerage fees	26	71	1,296	1,306	—	15
Total investment and brokerage services	26	71	1,296	1,306	(26)	16
Investment banking fees
Underwriting income	917	876	1,147	1,220	(161)	(179)
Syndication fees	427	472	461	486	(1)	—
Financial advisory services	984	782	99	77	(1)	1
Total investment banking fees	2,328	2,130	1,707	1,783	(163)	(178)
Total fees and commissions	4,977	4,868	3,325	3,418	(171)	(144)
Trading account income	190	184	5,623	6,129	482	21
Other income	2,059	1,636	461	466	(2,329)	(1,396)
Total noninterest income	$7,226	$6,688	$9,409	$10,013	$(2,018)	$(1,519)

(1)	All Other includes eliminations of intercompany transactions.

93 Bank of America

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

Bank of America 94

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

95 Bank of America

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents share repurchase activity for the three months ended September 30, 2019. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased (1)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority Amounts (2)
July 1 - 31, 2019	43,183	$30.34	43,183	$29,635
August 1 - 31, 2019	129,976	27.68	126,469	26,129
September 1 - 30, 2019	97,365	28.89	97,281	23,319
Three months ended September 30, 2019	270,524	28.54	266,933

(1)
Includes shares of the Corporation’s common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.

(2)
On June 27, 2019, following the Board of Governors of the Federal Reserve System's non-objection to the Corporation's 2019 Comprehensive Capital Analysis and Review capital plan, the Board of Directors (Board) authorized the repurchase of approximately $30.9 billion in common stock from July 1, 2019 through June 30, 2020, which includes approximately $900 million to offset shares awarded under equity-based compensation plans during the same period. During the three months ended September 30, 2019, pursuant to the Board’s authorization, the Corporation repurchased $7.6 billion of common stock, which included common stock to offset equity-based compensation awards. For additional information, see Capital Management - CCAR and Capital Planning in the MD&A on page 20 and Note 12 – Shareholders’ Equity to the Consolidated Financial Statements.

The Corporation did not have any unregistered sales of equity securities during the three months ended September 30, 2019.

Bank of America 96

Item 6. Exhibits

Exhibit No.	Description	Notes

3(a)	Amended and Restated Certificate of Incorporation as in effect on the date hereof	1

3(b)	Amended Bylaws of the Corporation as in effect on the date hereof	1

31(a)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

31(b)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

32(a)	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

32(b)	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

101.INS	XBRL Instance Document	2

101.SCH	XBRL Taxonomy Extension Schema Document	1

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	1

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	1

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document	1

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1) Filed herewith.
(2) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation Registrant

Date:	October 28, 2019	/s/ Rudolf A. Bless
Rudolf A. Bless Chief Accounting Officer

97 Bank of America