Form 10-K
period 2019-12-31
BANK OF AMERICA CORP /DE/
filed 2020-02-19
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from      to

Commission file number:
1-6523

Exact name of registrant as specified in its charter:
Bank of America Corporation

State or other jurisdiction of incorporation or organization:
Delaware
IRS Employer Identification No.:
56-0906609
Address of principal executive offices:
Bank of America Corporate Center
100 N. Tryon Street
Charlotte, North Carolina 28255
Registrant’s telephone number, including area code:
(704) 386-5681
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BAC	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrE	New York Stock Exchange
of Floating Rate Non-Cumulative Preferred Stock, Series E
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrC	New York Stock Exchange
of 6.200% Non-Cumulative Preferred Stock, Series CC
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrA	New York Stock Exchange
of 6.000% Non-Cumulative Preferred Stock, Series EE
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrB	New York Stock Exchange
of 6.000% Non-Cumulative Preferred Stock, Series GG
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrK	New York Stock Exchange
of 5.875% Non-Cumulative Preferred Stock, Series HH
7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L	BAC PrL	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrG	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 1

1 Bank of America

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrH	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 2
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrJ	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 4
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrL	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 5
Floating Rate Preferred Hybrid Income Term Securities of BAC Capital	BAC/PF	New York Stock Exchange
Trust XIII (and the guarantee related thereto)
5.63% Fixed to Floating Rate Preferred Hybrid Income Term Securities	BAC/PG	New York Stock Exchange
of BAC Capital Trust XIV (and the guarantee related thereto)
Income Capital Obligation Notes initially due December 15, 2066 of	MER PrK	New York Stock Exchange
Bank of America Corporation
Senior Medium-Term Notes, Series A, Step Up Callable Notes, due	BAC/31B	New York Stock Exchange
November 28, 2031 of BofA Finance LLC (and the guarantee
of the Registrant with respect thereto)
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrM	New York Stock Exchange
of 5.375% Non-Cumulative Preferred Stock, Series KK
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrN	New York Stock Exchange
of 5.000% Non-Cumulative Preferred Stock, Series LL

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2019, the aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates was approximately $270,935,450,750. At February 18, 2020, there were 8,728,530,308 shares of Common Stock outstanding.
Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s 2020 annual meeting of stockholders are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

Bank of America 2

Table of Contents
Bank of America Corporation and Subsidiaries

1 Bank of America

Part I
Bank of America Corporation and Subsidiaries
Item 1. Business
Bank of America Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. As part of our efforts to streamline the Corporation’s organizational structure and reduce complexity and costs, the Corporation has reduced and intends to continue to reduce the number of its corporate subsidiaries, including through intercompany mergers.
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
Bank of America’s website is www.bankofamerica.com and the Investor Relations portion of our website is http://investor.bankofamerica.com. We use our website to distribute company information, including as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. We routinely post and make accessible financial and other information regarding the Corporation on our website. Accordingly, investors should monitor the Investor Relations portion of our website, in addition to our press releases, U.S. Securities and Exchange Commission (SEC) filings, public conference calls and webcasts. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) are available on the Investor Relations portion of our website under the heading Financial Information (accessible by clicking on the SEC Filings link) as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC and at the SEC’s website, www.sec.gov. Notwithstanding the foregoing, the information contained on our website as referenced in this paragraph is not incorporated by reference into this Annual Report on Form 10-K. Also, we make available on the Investor Relations portion of our website under the heading Corporate Governance: (i) our Code of Conduct; (ii) our Corporate Governance Guidelines (accessible by clicking on the Governance Highlights link); and (iii) the charter of each active committee of our Board of Directors (the Board) (accessible by clicking on the committee names under the Committee Composition link). We also intend to disclose any amendments to our Code of Conduct and waivers of our Code of Conduct required to be disclosed by the rules of the SEC and the New York Stock Exchange on the Investor Relations portion of our website. All of these corporate governance materials are also available free of charge in print to shareholders who request them in writing to: Bank of America Corporation, Attention: Office of the Corporate Secretary, Bank of America Corporate Center, 100 North Tryon Street, NC1-007-56-06, Charlotte, North Carolina 28255.
Segments
Through our banking and various nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global

Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. Additional information related to our business segments and the products and services they provide is included in the information set forth on pages 32 through 41 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 24 – Business Segment Information to the Consolidated Financial Statements.
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
Employees
At December 31, 2019, we had approximately 208,000 employees. None of our domestic employees are subject to a collective bargaining agreement. Management considers our employee relations to be good.
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
As a registered financial holding company and BHC, the Corporation is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (Federal Reserve). Our U.S. bank subsidiaries (the Banks), organized as national banking associations, are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC), the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve. U.S. financial holding companies, and the companies under their control, are permitted to engage in activities considered “financial in nature” as defined by the Gramm-Leach-Bliley Act and related Federal Reserve interpretations. The Corporation's status as a financial holding company is conditioned upon maintaining certain eligibility requirements for both the Corporation and its U.S. depository institution subsidiaries, including minimum capital ratios, supervisory ratings and, in the case of the depository institutions, at least satisfactory Community Reinvestment Act ratings. Failure to be an eligible financial holding company could result in the

Bank of America 2

Federal Reserve limiting Bank of America's activities, including potential acquisitions.
The scope of the laws and regulations and the intensity of the supervision to which we are subject have increased over the past several years, beginning with the response to the financial crisis, as well as other factors such as technological and market changes. In addition, the banking and financial services sector is subject to substantial regulatory enforcement and fines. Many of these changes have occurred as a result of the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act). We cannot assess whether there will be any additional major changes in the regulatory environment and expect that our business will remain subject to continuing and extensive regulation and supervision.
We are also subject to various other laws and regulations, as well as supervision and examination by other regulatory agencies, all of which directly or indirectly affect our operations and management and our ability to make distributions to shareholders. For instance, our broker-dealer subsidiaries are subject to both U.S. and international regulation, including supervision by the SEC, Financial Industry Regulatory Authority and New York Stock Exchange, among others; our commodities businesses in the U.S. are subject to regulation by and supervision of the U.S. Commodity Futures Trading Commission (CFTC); our U.S. derivatives activity is subject to regulation and supervision of the CFTC, National Futures Association and SEC, and in the case of the Banks, certain banking regulators; our insurance activities are subject to licensing and regulation by state insurance regulatory agencies; and our consumer financial products and services are regulated by the Consumer Financial Protection Bureau (CFPB).
Our non-U.S. businesses are also subject to extensive regulation by various non-U.S. regulators, including governments, securities exchanges, prudential regulators, central banks and other regulatory bodies, in the jurisdictions in which those businesses operate. For example, our financial services operations in the United Kingdom (U.K.), Ireland and France are subject to regulation by the Prudential Regulatory Authority and Financial Conduct Authority (FCA), the European Central Bank and Central Bank of Ireland, and the Autorité de Contrôle Prudentiel et de Résolution and Autorité des Marchés Financiers, respectively.
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
The FDIC is required to maintain at least a designated minimum ratio of the DIF to insured deposits in the U.S. The FDIC adopted regulations that establish a long-term target DIF ratio of greater than two percent. As of the date of this report, the DIF ratio is below this required target and the FDIC has adopted a restoration plan that may result in increased deposit insurance assessments. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. For more information regarding deposit insurance, see Item 1A. Risk Factors – Regulatory, Compliance and Legal on page 14.
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
For more information on regulatory capital rules, capital composition and pending or proposed regulatory capital changes, see Capital Management – Regulatory Capital in the MD&A on page 46, and Note 17 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements, which are incorporated by reference in this Item 1.
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

3 Bank of America

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
For more information regarding the requirements relating to the payment of dividends, including the minimum capital requirements, see Note 14 – Shareholders’ Equity and Note 17 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.
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
If both the Federal Reserve and the FDIC determine that the BHC’s plan is not credible, the Federal Reserve and the FDIC may jointly impose more stringent capital, leverage or liquidity requirements or restrictions on growth, activities or operations. A summary of our plan is available on the Federal Reserve and FDIC websites.
The FDIC also requires the submission of a resolution plan for Bank of America, National Association, which must describe how the insured depository institution would be resolved under the bank resolution provisions of the Federal Deposit Insurance Act. A description of this plan is available on the FDIC’s website.
We continue to make substantial progress to enhance our resolvability, including simplifying our legal entity structure and business operations, and increasing our preparedness to implement our resolution plan, both from a financial and operational standpoint.
Across international jurisdictions, resolution planning is the responsibility of national resolution authorities (RA). Among those, the jurisdictions of most impact to the Corporation are the requirements associated with subsidiaries in the U.K., Ireland and France, where rules have been issued requiring the submission of significant information about locally-incorporated subsidiaries (including information on intra-group dependencies, legal entity separation and barriers to resolution) as well as the Corporation’s banking branches located in those jurisdictions that are deemed to be material for resolution planning purposes. As a result of the RA's review of the submitted information, we could be required to take certain actions over the next several years which could increase operating costs and potentially result in the restructuring of certain businesses and subsidiaries.
For more information regarding our resolution plan, see Item 1A. Risk Factors – Liquidity on page 7.
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
For more information regarding our resolution, see Item 1A. Risk Factors – Liquidity on page 7.
Limitations on Acquisitions
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits a BHC to acquire banks located in states other than its home state without regard to state law, subject to certain conditions, including the condition that the BHC, after and as a result of the acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the U.S. and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state. At June 30, 2019, we held greater than 10 percent of the total amount of deposits of insured depository institutions in the U.S.
In addition, the Financial Reform Act restricts acquisitions by a financial institution if, as a result of the acquisition, the total liabilities of the financial institution would exceed 10 percent of the total liabilities of all financial institutions in the U.S. At June 30, 2019, our liabilities did not exceed 10 percent of the total liabilities of all financial institutions in the U.S.
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

Bank of America 4

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
In addition, many G-20 jurisdictions, including the U.S., U.K., Germany and Japan, have adopted resolution stay regulations to address concerns that the close-out of derivatives and other financial contracts in resolution could impede orderly resolution of global systemically important banks (G-SIBs), and additional jurisdictions are expected to follow suit. Generally, these resolution stay regulations require amendment of certain financial contracts to provide for contractual recognition of stays of termination rights under various statutory resolution regimes and a stay on the exercise of cross-default rights based on an affiliate’s entry into insolvency proceedings. As resolution stay regulations of a particular jurisdiction applicable to us go into effect, we amend impacted financial contracts in compliance with such regulations either as a regulated entity or as a counterparty facing a regulated entity in such jurisdiction.
Consumer Regulations
Our consumer businesses are subject to extensive regulation and oversight by federal and state regulators. Certain federal consumer finance laws to which we are subject, including the Equal Credit Opportunity Act, Home Mortgage Disclosure Act, Electronic Fund Transfer Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, Truth in Lending Act and Truth in Savings Act, are enforced by the CFPB. Other federal consumer finance laws, such as the Servicemembers Civil Relief Act, are enforced by the OCC.
Privacy and Information Security
We are subject to many U.S. federal, state and international laws and regulations governing requirements for maintaining policies and procedures regarding the disclosure, use and protection of the non-public confidential information of our customers and employees. The Gramm-Leach-Bliley Act requires us to periodically disclose Bank of America’s privacy policies and practices relating to sharing such information and enables retail customers to opt out of our ability to share information with unaffiliated third parties, under certain circumstances. The Gramm-Leach-Bliley Act and other laws also require us to implement a comprehensive information security program that includes administrative, technical and physical safeguards to provide the security and confidentiality of customer records and information. Security and privacy policies and procedures for the protection of personal and confidential information are in effect across all businesses and geographic locations.
Other laws and regulations, at the international, federal and state level, impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or contact customers with marketing offers and establish certain rights of consumers in connection with their personal information. For example, California’s Consumer Privacy

Act (CCPA), which went into effect in January 2020, provides consumers with the right to know what personal data is being collected, know whether their personal data is sold or disclosed and to whom and opt out of the sale of their personal data, among other rights. In addition, in the EU, the General Data Protection Regulation (GDPR) replaced the Data Protection Directive and related implementing national laws in its member states. The CCPA's and GDPR’s impact on the Corporation was assessed and addressed through comprehensive compliance implementation programs. These existing and evolving legal requirements in the U.S. and abroad, as well as court proceedings with respect to the validity of cross-border data transfer mechanisms from the EU, continue to lend uncertainty to privacy compliance globally.
Item 1A. Risk Factors
In the course of conducting our business operations, we are exposed to a variety of risks, some of which are inherent in the financial services industry and others of which are more specific to our own businesses. The discussion below addresses the most significant factors, of which we are currently aware, that could affect our businesses, results of operations and financial condition. Additional factors that could affect our businesses, results of operations and financial condition are discussed in Forward-looking Statements in the MD&A on page 22. However, other factors not discussed below or elsewhere in this Annual Report on Form 10-K could also adversely affect our businesses, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face. For more information on how we manage risks, see Managing Risk in the MD&A on page 42.
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
Market
Our business and results of operations may be adversely affected by the U.S. and international financial markets, U.S. and non-U.S. fiscal, monetary, and regulatory policies, and economic conditions generally.
General economic, political and social conditions in the U.S. and in one or more countries abroad affect markets in the U.S. and abroad and our business. In particular, markets in the U.S. or abroad may be affected by the level and volatility of interest rates, availability and market conditions of financing, unexpected changes in gross domestic product (GDP), economic growth or its sustainability, inflation, consumer spending, employment levels, wage stagnation, federal government shutdowns, energy prices, home prices, bankruptcies, a default by a significant market participant, fluctuations or other significant changes in both debt and equity capital markets and currencies, liquidity of the global financial markets, the growth of global trade and commerce, trade policies, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure and investor sentiment and confidence. Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, cyber attacks or campaigns, military conflict, terrorism or other geopolitical events. Market fluctuations may impact our margin requirements and affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely

5 Bank of America

affect our results of operations and financial condition, including capital and liquidity levels.
In the U.S. and abroad, uncertainties surrounding fiscal and monetary policies present economic challenges. Actions taken by the Federal Reserve, including changes in its target funds rate and balance sheet management, and other central banks are beyond our control and difficult to predict and can affect interest rates and the value of financial instruments and other assets and liabilities, and impact our borrowers. A continued protracted period of lower interest rates, or a move to negative interest rates in the U.S., could result in lower revenue, and maintain or increase pressure on net-interest income, which may adversely affect our results of operations. Uncertainty or ongoing developments in connection with the future relationship between the U.K. and the EU, and the resulting impact on the financial markets and regulations in relevant jurisdictions, could negatively impact our revenues and ongoing operations in Europe and beyond.
Changes to existing U.S. laws and regulatory policies, including those related to financial regulation, taxation, international trade, fiscal policy and healthcare, may adversely impact U.S. or global economic activity and our customers', counterparties' and the Corporation's earnings and operations. For example, significant fiscal policy initiatives may increase uncertainty surrounding the formulation and direction of U.S. monetary policy and volatility of interest rates. Higher U.S. interest rates relative to other major economies could increase the likelihood of a more volatile and appreciating U.S. dollar. Changes, or proposed changes, to certain U.S. trade policies, particularly with important trading partners, including China and the EU, have negatively impacted and may continue to negatively impact financial markets, disrupt world trade and commerce and lead to trade retaliation, including through the use of tariffs, foreign exchange measures or the large-scale sale of U.S. Treasury Bonds. Further, the use of tariffs among countries not directly involving the U.S. could spread and could damage our customers directly and indirectly.
Any of these developments could adversely affect our consumer and commercial businesses, our customers, our securities and derivatives portfolios, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, our capital levels, liquidity and our results of operations. Additionally, events and ongoing uncertainty related to the U.K.'s exit from the EU and the uncertainty related to the transition from Interbank Offered Rates (IBORs) and other benchmark rates to alternative reference rates (ARRs) could negatively impact markets in the U.S. and abroad and our business and/or magnify any negative impact of the above referenced developments on our business, customers and results of operations.
Increased market volatility and adverse changes in other financial or capital market conditions may increase our market risk.
Our liquidity, competitive position, business, results of operations and financial condition are affected by market risks such as changes in interest and currency exchange rates, fluctuations in equity and futures prices, lower trading volumes and prices of securitized products, the implied volatility of interest rates and credit spreads and other economic and business factors. These market risks may adversely affect, among other things, (i) the value of our on- and off-balance sheet securities, trading assets and other financial instruments, (ii) the cost of debt capital and our access to credit markets, (iii) the value of assets under management (AUM), (iv) fee income relating to AUM, (v) customer allocation of capital among investment alternatives, (vi) the volume of client activity in our trading operations, (vii) investment banking fees, (viii) the general profitability and risk level of the transactions in which we engage and (ix) our competitiveness with respect to deposit pricing. For example, the value of certain of our assets is sensitive to changes in market interest rates. If the Federal Reserve or a non-U.S. central bank changes or signals a change in monetary policy, market interest rates could be affected, which could adversely impact the value of such assets. In addition, the low interest rate environment and a flat or inverted yield curve could negatively impact our financial condition or results of operations, including future revenue and earnings growth.
We use various models and strategies to assess and control our market risk exposures but those are subject to inherent limitations. For more information regarding models and strategies, see Item 1A. Risk Factors – Other on page 17. In times of market stress or other unforeseen circumstances, previously uncorrelated indicators may become correlated and vice versa. These types of market movements may limit the effectiveness of our hedging strategies and cause us to incur significant losses. These changes in correlation can be exacerbated where other market participants are using risk or trading models with assumptions or algorithms similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists for certain assets. To the extent that we own securities that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, we may not be able to reduce our positions and therefore reduce our risk associated with such positions. In addition, challenging market conditions may also adversely affect our investment banking fees.
For more information about market risk and our market risk management policies and procedures, see Market Risk Management in the MD&A on page 71.
We may incur losses if the value of certain assets declines, including due to changes in interest rates and prepayment speeds.
We have a large portfolio of financial instruments, including certain loans and loan commitments, loans held-for-sale, securities financing agreements, asset-backed secured financings, long-term deposits, long-term debt, trading account assets and liabilities, derivative assets and liabilities, available-for-sale (AFS) debt and marketable equity securities, other debt securities, equity method investments and certain other assets and liabilities that we measure at fair value and other accounting values, subject to impairment assessments. We determine these values based on applicable accounting guidance, which for financial instruments measured at fair value, requires an entity to base fair value on exit price and to maximize the use of observable inputs and minimize the use of unobservable inputs in fair value measurements. The fair values of these financial instruments include adjustments for market liquidity, credit quality, funding impact on certain derivatives and other transaction-specific factors, where appropriate.
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
Fair values may be impacted by declining values of the underlying assets or the prices at which observable market transactions occur and the continued availability of these transactions or indices. The financial strength of counterparties, with whom we have economically hedged some of our exposure to these assets, also will affect the fair value of these assets.

Bank of America 6

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
For more information on fair value measurements, see Note 21 – Fair Value Measurements to the Consolidated Financial Statements. For more information on our asset management businesses, see GWIM in the MD&A on page 35. For more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book in the MD&A on page 74.
Liquidity
If we are unable to access the capital markets or continue to maintain deposits, or our borrowing costs increase, our liquidity and competitive position will be negatively affected.
Liquidity is essential to our businesses. We fund our assets primarily with globally sourced deposits in our bank entities, as well as secured and unsecured liabilities transacted in the capital markets. We rely on certain secured funding sources, such as repo markets, which are typically short-term and credit-sensitive in nature. We also engage in asset securitization transactions, including with the government-sponsored enterprises (GSEs), to fund consumer lending activities. Our liquidity could be adversely affected by any inability to access the capital markets, illiquidity or volatility in the capital markets, the decrease in value of eligible collateral or increased collateral requirements, including as a result of credit concerns for short-term borrowing, changes to our relationships with our funding providers based on real or perceived changes in our risk profile, prolonged federal government shutdowns, or changes in regulations, guidance or GSE status that impact our funding avenues or ability to access certain funding sources. Additionally, the unwillingness or inability of the Federal Reserve to act as lender of last resort, unexpected simultaneous draws on lines of credit, restricted access to the assets of prime brokerage clients, the withdrawal of customer deposits, which could result from customer attrition for higher yields or the desire for more conservative alternatives, increased regulatory liquidity, capital and margin requirements for our U.S. or international banks and their nonbank subsidiaries, changes in patterns of intraday liquidity usage resulting from a counterparty or technology failure or other idiosyncratic event, failure by a significant market participant or third party, such as a clearing agent or custodian, reputational issues, or negative perceptions about our short- or long-term business prospects, including downgrades of our credit ratings may adversely affect our liquidity.
Several of these factors may arise due to circumstances beyond our control, such as general market volatility, disruption, shock or stress, Federal Reserve policy decisions, including fluctuations in interest rates or Federal Reserve balance sheet composition, negative views about the Corporation or financial services industry generally or due to a specific news event, changes in the regulatory environment or governmental fiscal or monetary policies, actions by credit rating agencies or an operational problem that affects third parties or us. The impact of these events, whether within our control or not, could include an inability to sell assets or redeem investments, unforeseen outflows of cash, the need to draw on liquidity facilities, the reduction of financing balances and the loss of equity secured funding, debt repurchases to support the secondary market or meet client requests and the need for additional funding for commitments and contingencies, as well as unexpected collateral calls, among other things, the result of which could be a liquidity shortfall and/or impact on our liquidity coverage ratio.
Our cost of obtaining funding is directly related to prevailing market conditions, including changes in interest and currency exchange rates, and to our credit spreads. Credit spreads are the amount in excess of the interest rate of U.S. Treasury securities, or other benchmark securities, of a similar maturity that we need to pay to our funding providers. Increases in interest rates and our credit spreads can increase the cost of our funding and result in mark-to-market or credit valuation adjustment exposures. Changes in our credit spreads are market-driven and may be influenced by market perceptions of our creditworthiness. Changes to interest rates and our credit spreads occur continuously and may be unpredictable and highly volatile. We may also experience spread compression as a result of offering higher than expected deposit rates in order to attract and maintain deposits due to increased marketplace rate competition. Additionally, concentrations within our funding profile, such as maturities, currencies or counterparties, can reduce our funding efficiency.
For more information about our liquidity position and other liquidity matters, including credit ratings and outlooks and the policies and procedures we use to manage our liquidity risks, see Liquidity Risk in the MD&A on page 50.
Adverse changes to our credit ratings from the major credit rating agencies could significantly limit our access to funding or the capital markets, increase our borrowing costs or trigger additional collateral or funding requirements.
Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and seek to engage in certain transactions, including OTC derivatives. Credit ratings and outlooks are opinions expressed by rating agencies on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and asset securitizations. Our credit ratings are subject to ongoing review by rating agencies, which consider a number of factors, including our own financial strength, performance, prospects and operations as well as factors not under our control such as the current economic and geopolitical environment, and to a lesser extent, the likelihood of the U.S. government providing meaningful support to us or our subsidiaries in a crisis.
Rating agencies could make adjustments to our credit ratings at any time, and there can be no assurance as to when and whether downgrades will occur. A reduction in certain of our credit ratings could result in a wider credit spread and negatively affect our liquidity, access to credit markets, the related cost of funds, our businesses and certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. If the short-term credit ratings of our parent company, or bank or broker-dealer subsidiaries, were downgraded by one or more levels, we may suffer the potential loss of access to short-term funding sources such as repo financing, and/or incur increased cost of funds and increased collateral requirements. Under the terms of certain OTC derivative contracts and other trading agreements, if our or our subsidiaries’ credit ratings are downgraded, the counterparties may require additional collateral or terminate these contracts or agreements.

7 Bank of America

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
For more information on the amount of additional collateral required and derivative liabilities that would be subject to unilateral termination at December 31, 2019, if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by each of two incremental notches, see Credit-related Contingent Features and Collateral in Note 3 – Derivatives to the Consolidated Financial Statements.
For more information about our credit ratings and their potential effects to our liquidity, see Liquidity Risk – Credit Ratings in the MD&A on page 52 and Note 3 – Derivatives to the Consolidated Financial Statements.
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
Bank of America Corporation, as the parent company, is a separate and distinct legal entity from our banking and nonbank subsidiaries. We evaluate and manage liquidity on a legal entity basis. Legal entity liquidity is an important consideration as there are legal, regulatory, contractual and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, including the parent company, which could result in adverse liquidity events. The parent company depends on dividends, distributions, loans, advances and other payments from our banking and nonbank subsidiaries to fund dividend payments on our common stock and preferred stock and to fund all payments on our other obligations, including debt obligations. Any inability of our subsidiaries to pay dividends or make payments to us may adversely affect our cash flow and financial condition.
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
Additional restrictions on related party transactions, increased capital and liquidity requirements and additional limitations on the use of funds on deposit in bank or brokerage accounts, as well as lower earnings, can reduce the amount of funds available to meet the obligations of the parent company and even require the parent company to provide additional funding to such subsidiaries. Also, regulatory action that requires additional liquidity at each of our subsidiaries could impede access to funds we need to pay our obligations or pay dividends. In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to prior claims of the subsidiary’s creditors. For more information regarding our ability to pay dividends, see Capital Management in the MD&A on page 45 and Note 14 – Shareholders’ Equity to the Consolidated Financial Statements.
In the event of a resolution, whether in a bankruptcy proceeding or under the orderly liquidation authority of the FDIC, such resolution could materially adversely affect our liquidity and financial condition, and the ability to pay dividends to shareholders and to pay obligations.
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
Additionally, under the Financial Reform Act, when a G-SIB such as Bank of America Corporation is in default or danger of default, the FDIC may be appointed receiver in order to conduct an orderly liquidation of such institution. In the event of such appointment, the FDIC could, among other things, invoke the orderly liquidation authority, instead of the U.S. Bankruptcy Code, if the Secretary of the Treasury makes certain financial distress and systemic risk determinations. In 2013, the FDIC issued a notice describing its preferred “single point of entry” strategy for resolving a G-SIB. Under this approach, the FDIC could replace Bank of America Corporation with a bridge holding company, which could continue operations and result in an orderly resolution of the underlying bank, but whose equity would be held solely for the benefit of our creditors. The FDIC’s “single point of entry” strategy may result in our security holders suffering greater losses than would have been the case under a bankruptcy proceeding or a different resolution strategy.
For more information about resolution planning, see Item 1. Business – Resolution Planning on page 4. For more information about the FDIC’s orderly liquidation, see Item 1. Business – Insolvency and the Orderly Liquidation Authority on page 4.

Bank of America 8

Credit
Economic or market disruptions, insufficient credit loss reserves or concentrations of credit risk may result in an increase in the provision for credit losses, which could have an adverse effect on our financial condition and results of operations.
A number of our products expose us to credit risk, including loans, letters of credit, derivatives, debt securities, trading account assets and assets held-for-sale. A deterioration in the financial condition of our consumer and commercial borrowers, counterparties or underlying collateral could adversely affect our financial condition and results of operations.
Global and U.S. economic conditions and macroeconomic or market events and disruptions, including a continuing slowdown in global GDP growth, a decline in consumer spending, a decline in property values or an asset price correction, increasing consumer and corporate leverage, as well as rising unemployment, fluctuations in foreign exchange or interest rates, widespread health emergencies or pandemics and/or natural disasters, may impact our credit portfolios. In addition, significant economic or market stresses and disruptions could have a negative impact on the business environment and financial markets, increasing the risk that borrowers or counterparties would default or become delinquent in their obligations to us, which could lead to recessionary conditions and/or increase our credit losses and provision for credit losses, which could have a negative impact on our results of operations.
In particular, increases in delinquencies and default rates could adversely affect our consumer credit card, home equity and residential mortgage portfolios through increased charge-offs and provision for credit losses. A deteriorating economic environment in the U.S. or globally could also adversely affect our consumer and commercial loan portfolios with weakened client and collateral positions. Simultaneous drawdowns on lines of credit and/or an increase in a borrower’s leverage in a weakening economic environment could result in deterioration in our credit portfolio, should borrowers be unable to fulfill competing financial obligations. The impact of this could also be magnified by lending to leveraged borrowers, elevated asset prices and/or declining property or collateral values unrelated to macroeconomic stress.
We estimate and establish an allowance for credit losses for losses inherent in our lending activities (including unfunded lending commitments), excluding those measured at fair value, through a charge to earnings. The process for determining the amount of the allowance requires us to make difficult and complex judgments, including forecasting how borrowers will react to changing economic conditions. The ability of our borrowers or counterparties to repay their obligations will likely be impacted by changes in future economic conditions, which in turn could impact the accuracy of our loss forecasts and allowance estimates. There is also the possibility that we will fail to accurately identify the appropriate economic indicators or that we will fail to accurately estimate their impacts to our borrowers and the reserves that we hold.
We may suffer unexpected losses if the models and assumptions we use to establish reserves and make judgments in extending credit to our borrowers or counterparties prove inaccurate in predicting future events. In addition, external factors, such as the macroeconomic or market events disclosed above can also negatively impact our recognition of credit losses in our portfolios and impact our allowance for credit losses. As of January 1, 2020, we implemented a new accounting standard to estimate our allowance for credit losses. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements. Although we believe that the allowance for credit losses is in compliance with the new accounting standard at January 1, 2020, there is no guarantee that it will be sufficient to address credit losses, particularly if economic conditions deteriorate quickly and/or significantly. In such an event, we may increase the size of our allowance which would reduce our earnings.
In the ordinary course of our business, we also may be subject to concentrations of credit risk because of a common characteristic or common sensitivity to economic, financial or business developments. For example, concentrations in credit risk may result in a particular industry, geographic location, product, asset class, counterparty, individual exposure or within any pool of exposures with a common risk characteristic. A deterioration in the financial condition or prospects of a particular industry, geographic location, product or asset class, or a failure or downgrade of, or default by, any particular entity or group of entities could negatively affect our businesses and it is possible our limits and credit monitoring exposure controls will not function as anticipated.
While our activities expose us to many different industries and counterparties, we routinely execute a high volume of transactions with counterparties in the financial services industry, including broker-dealers, commercial banks, investment banks, insurers, mutual funds and hedge funds, central counterparties and other institutional clients. This has resulted in significant credit concentration with respect to this industry. Financial services institutions and other counterparties are inter-related because of trading, funding, clearing or other relationships. As a result, defaults by, or even market uncertainty about the financial stability of one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity disruptions, losses and defaults.
Many of these transactions expose us to credit risk and, in some cases, disputes and litigation in the event of default of a counterparty. In addition, our credit risk may be heightened by market risk when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the loan or derivatives exposure due to us, which may occur as a result of fraud or other events that impact the value of the collateral. Further, disputes with obligors as to the valuation of collateral could increase in times of significant market stress, volatility or illiquidity, and we could suffer losses during such periods if we are unable to realize the fair value of the collateral or manage declines in the value of collateral.
In the ordinary course of business, we also enter into transactions with sovereign nations, U.S. states and U.S. municipalities. Unfavorable economic or political conditions, disruptions to capital markets, currency fluctuations, changes in oil prices, social instability and changes in government or monetary policies could impact the operating budgets or credit ratings of these government entities and expose us to credit risk.
We also have concentrations of credit risk with respect to our consumer real estate, auto, consumer credit card and commercial real estate portfolios, which represent a significant percentage of our overall credit portfolio. Additionally, decreases in home price valuations or commercial real estate valuations in certain markets where we have large concentrations, including as a result of climate change or natural disasters (e.g., rising sea levels, hurricanes and fires), as well as more broadly within the U.S. or globally, could result in increased defaults, delinquencies or credit loss. For more information, see Consumer Portfolio Credit Risk Management in the MD&A on page 54.
Furthermore, our commercial portfolios include exposures to certain industries, including asset managers and funds, real estate, capital goods and finance companies. For more information, see Commercial Portfolio Credit Risk Management in

9 Bank of America

the MD&A on page 60. Economic weaknesses, adverse business conditions, market disruptions, rising interest or capitalization rates, the collapse of speculative bubbles, greater volatility in areas where we have concentrated credit risk or deterioration in real estate values or household incomes may cause us to experience a decrease in cash flow and higher credit losses in either our consumer or commercial portfolios or cause us to write down the value of certain assets.
Liquidity disruptions in the financial markets may result in our inability to sell, syndicate or realize the value of our positions, leading to increased concentrations, which could increase the credit and market risk associated with our positions, as well as increase our risk-weighted assets.
For more information on our credit risk and credit risk management policies and procedures, see Credit Risk Management in the MD&A on page 53, Note 1 – Summary of Significant Accounting Principles, Note 5 – Outstanding Loans and Leases and Note 6 – Allowance for Credit Losses to the Consolidated Financial Statements.
If the U.S. housing market weakens or home prices decline, our consumer loan portfolios, credit quality, credit losses, representations and warranties exposures and earnings may be adversely affected.
While U.S. home prices continued to generally increase in 2019, the rate of increase has slowed compared to recent periods. We remain conscious of geographic markets where housing price growth has slowed or decreased and other geographic markets where housing prices have declined, as further declines in future periods may negatively impact the demand for many of our products. Additionally, our mortgage loan production volume is generally influenced by the rate of growth in residential mortgage debt outstanding and the size of the residential mortgage market, both of which may be adversely affected by rising interest rates. Conditions in the U.S. housing market during the most recent financial crisis resulted in both significant write-downs of asset values in several asset classes, notably mortgage-backed securities, and exposure to monolines. If the U.S. housing market were to weaken, the value of real estate could decline, which could result in increased credit losses and delinquent servicing expenses and negatively affect our representations and warranties exposures, which could have an adverse effect on our financial condition and results of operations.
Our derivatives businesses may expose us to unexpected risks and potential losses.
We are party to a large number of derivatives transactions that may expose us to unexpected market, credit and operational risks that could cause us to suffer unexpected losses. Severe declines in asset values, unanticipated credit events or unforeseen circumstances that may cause previously uncorrelated factors to become correlated and vice versa, may create losses resulting from risks not appropriately taken into account or anticipated in the development, structuring or pricing of a derivative instrument. Certain OTC derivative contracts and other trading agreements provide that upon the occurrence of certain specified events, such as a change in the credit rating of a particular Bank of America entity or entities, we may be required to provide additional collateral or take other remedial actions and could experience increased difficulty obtaining funding or hedging risks. In some cases our counterparties may have the right to terminate or otherwise diminish our rights under these contracts or agreements.
We are also a member of various central counterparties (CCPs) in part due to regulatory requirements for mandatory clearing of derivative transactions, which potentially increases our credit risk exposures to CCPs. In the event that one or more members of the CCP defaults on its obligations, we may be required to pay a portion of any losses incurred by the CCP as a result of that default. A CCP may modify, in its discretion, the margin we are required to post, which could mean unexpected and increased exposure to the CCP. As a clearing member, we are exposed to the risk of non-performance by our clients for which we clear transactions, which may not be covered by available collateral. Additionally, any default by a significant market participant may result in further risk and potential losses.
For more information on our derivatives exposure, see Note 3 – Derivatives to the Consolidated Financial Statements.
Geopolitical
We are subject to numerous political, economic, market, reputational, operational, legal, regulatory and other risks in the jurisdictions in which we operate.
We do business throughout the world including in emerging markets. Economic or geopolitical stress in one or more countries could have a negative impact regionally or globally, resulting in, among other things, market volatility, reduced market value and economic output. Our businesses and revenues derived from non-U.S. jurisdictions are subject to risk of loss from currency fluctuations, financial, social or judicial instability, changes in government leadership, including as a result of electoral outcomes or otherwise, changes in governmental policies or policies of central banks, expropriation, nationalization and/or confiscation of assets, price controls, high inflation, natural disasters, the emergence of widespread health emergencies or pandemics, capital controls, currency redenomination risk, exchange controls, unfavorable political and diplomatic developments, oil price fluctuations and changes in legislation. Additionally, protectionist trade policies and continued trade tensions between the U.S. and important trading partners, particularly China and the EU, including the risk that tariffs continue to rise and other restrictive actions are taken that weigh heavily on regional trade volumes and domestic demand through falling business sentiment and lower consumer confidence, could adversely affect our businesses and revenues. These risks are especially elevated in emerging markets.
A number of non-U.S. jurisdictions in which we do business have been or may be negatively impacted by slowing growth or recessionary conditions, market volatility and/or political unrest. In Europe, the political and economic environment remains challenging due to slowing GDP growth, debt concerns of certain EU countries and elevated recessionary risks, including in Germany and the U.K. The current degree of European political and economic uncertainty could increase and create additional market volatility and negatively impact our business and results of operations. Significant market volatility and geopolitical unrest could also result from ongoing uncertainty related to the U.K.'s exit from the EU and the transition period during which the terms of such exit will be negotiated, which could adversely affect us.
Potential risks of default on or devaluation of sovereign debt in some non-U.S. jurisdictions could expose us to substantial losses. Risks in one nation can limit our opportunities for portfolio growth and negatively affect our operations in other nations, including our U.S. operations. Market and economic disruptions of all types may affect consumer confidence levels and spending, corporate investment and job creation, bankruptcy rates, levels of incurrence and default on consumer and corporate debt, economic growth rates and asset values, among other factors. Any such unfavorable conditions or developments could have an adverse impact on the Corporation.
We also invest or trade in the securities of corporations and governments located in non-U.S. jurisdictions, including emerging markets. Revenues from the trading of non-U.S. securities may be

Bank of America 10

subject to negative fluctuations as a result of the above factors. Furthermore, the impact of these fluctuations could be magnified because non-U.S. trading markets, particularly in emerging markets, are generally smaller, less liquid and more volatile than U.S. trading markets.
Our non-U.S. businesses are also subject to extensive regulation by governments, securities exchanges and regulators, central banks and other regulatory bodies. In many countries, the laws and regulations applicable to the financial services and securities industries are uncertain and evolving, and it may be difficult for us to determine the exact requirements of local laws in every market or manage our relationships with multiple regulators in various jurisdictions. Our potential inability to remain in compliance with local laws in a particular market and manage our relationships with regulators could result in increased expenses and changes to our organizational structure and have an adverse effect on our businesses and results of operations in that market, as well as our reputation in general.
In addition to non-U.S. legislation, our international operations are also subject to U.S. legal requirements. For example, our operations are subject to U.S. and non-U.S. laws and regulations relating to bribery and corruption, anti-money laundering, and economic sanctions, which can vary by jurisdiction. The increasing speed and novel ways in which funds circulate could make it more challenging to track the movement of funds and heightens financial crimes risk. Our ability to comply with these legal requirements depends on our ability to continually improve detection and reporting and analytic capabilities.
In the U.S., debt ceiling and budget deficit concerns, which have increased the possibility of U.S. government defaults on its debt and/or downgrades to its credit ratings, and prolonged government shutdowns could negatively impact the global economy and banking system and adversely affect our financial condition, including our liquidity. Additionally, changes in fiscal, monetary or regulatory policy could increase our compliance costs and adversely affect our business operations, organizational structure and results of operations. We are also subject to geopolitical risks, including acts or threats of terrorism, actions taken by the U.S. or other governments in response thereto, state-sponsored cyber attacks or campaigns and/or military conflicts, which could adversely affect business and economic conditions abroad, as well as in the U.S.
For more information on our non-U.S. credit and trading portfolios, see Non-U.S. Portfolio in the MD&A on page 66.
The U.K. Referendum, and the planned exit of the U.K. from the EU, could adversely affect us.
We conduct business in Europe, the Middle East and Africa primarily through our subsidiaries in the U.K. France and Ireland. For the year ended December 31, 2019, our operations in Europe, the Middle East and Africa, including the U.K., represented approximately six percent of our total revenue, net of interest expense.
On January 31, 2020, the U.K. formally exited the EU. Upon exit, a transition period began during which time the U.K. and the EU expect to negotiate a trade agreement and other terms associated with their future relationship. The transition period is scheduled to end on December 31, 2020. The ultimate impact and terms of such negotiation and any trade or other agreements remain unclear, and short- and long-term global economic and market volatility and disruptions to regional and global financial markets may occur, including as a result of currency fluctuations and trade relations. There can be no guarantee that the U.K. and EU will reach an agreement on trade or any other matters during the transition period or that the transition period will be extended if agreements are not reached. Additionally, there may be heightened geopolitical uncertainty and/or market volatility if a trade and other agreements are not reached by the end of the transition period, including with regard to cross-border conduct of financial services and the treatment of existing financial transactions and contracts. If uncertainty resulting from the U.K.’s exit or the end to the transition period negatively impacts economic conditions, financial markets, including currency markets and consumer confidence, or clients, counterparties, and financial markets are not prepared for the trade and other agreements that are ultimately agreed upon or the transition period ends without a trade or other agreements, our business, results of operations, financial position and/or operational model could be adversely affected.
We are also subject to different laws, regulations and regulatory authorities and may incur additional costs and/or experience negative tax consequences as a result of establishing our principal EU banking and broker-dealer operations outside of the U.K., which could adversely impact our EU business, results of operations and operational model. Additionally, changes to the legal and regulatory framework under which our subsidiaries will continue to provide products and services in the U.K. and in the EU following the transition period may result in additional compliance costs and have negative tax consequences or an adverse impact on our results of operations. For more information on our EU operations outside of the U.K., see Executive Summary – Recent Developments – U.K. Exit from the EU in the MD&A on page 23.
Business Operations
A failure in or breach of our operational or security systems or infrastructure, or those of third parties, including their downstream service providers and the financial services industry, could disrupt our critical business operations and customer services, result in regulatory, market, privacy, liquidity and operational risk exposures, and adversely impact our results of operations and financial condition, as well as cause legal or reputational harm.
The potential for operational risk exposure exists throughout our organization and as a result of our interactions with, and reliance on, third parties, including their downstream service providers, and the financial services industry infrastructure. Our operational and security systems infrastructure, including our computer systems, emerging technologies, data management and internal processes, as well as those of third parties, are integral to our performance. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or a failure or breach of systems or infrastructure, expose us to risk.
Additionally, our financial, accounting, data processing and transmission, storage, backup or other operating or security systems and infrastructure or those of third parties with whom we interact or upon whom we rely may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our or such third party’s control, which could adversely affect our ability to process transactions or provide services. We could also experience prolonged computer and network outages resulting in disruptions to our critical business operations and customer services, including abuse or failure of our electronic trading and algorithmic platforms. We may experience electrical, telecommunications or other major physical infrastructure outages, newly identified vulnerabilities in key hardware or software, failure of aging infrastructure, technology project implementation challenges, natural disasters such as earthquakes, tornadoes, hurricanes and floods, widespread health emergencies or pandemics and events arising from local or larger

11 Bank of America

scale political or social matters, including terrorist acts, which could result in prolonged operational outages.
Regardless of the measures we have taken to implement training, procedures, backup systems and other safeguards to support our operations and bolster our operational resilience, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties, including their downstream service providers, with whom we interact or upon whom we rely, including a systematic cyber campaign that results in system outages and unavailability of part or all of the financial services industry infrastructure. Our ability to implement backup systems and other safeguards with respect to third-party systems and the financial services industry infrastructure is more limited than with respect to our own systems.
In the event that backup systems are available and utilized, they may not process data as quickly as our primary systems and some data might not have been backed up. We continuously update the systems on which we rely to support our operations and growth and to remain compliant with all applicable laws, rules and regulations globally. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions. A failure or breach of our operational or security systems or infrastructure resulting in disruption to our critical business operations and customer services could expose us to regulatory, market, privacy and liquidity risk, and adversely impact our results of operations and financial condition, as well as cause legal or reputational harm.
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
Our business is highly dependent on the security, controls and efficacy of our infrastructure, computer and data management systems, as well as those of our customers, suppliers, counterparties and other third parties, including their downstream service providers, the financial services industry and financial data aggregators, with whom we interact, on whom we rely or who have access to our customers' personal or account information. Our business relies on effective access management and the secure collection, processing, transmission, storage and retrieval of confidential, proprietary, personal and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to access our network, products and services, our employees, customers, suppliers, counterparties and other third parties increasingly use personal mobile devices or computing devices that are outside of our network and control environments and are subject to their own cybersecurity risks.
We, our employees and customers, regulators and other third parties are regularly the target of cyber attacks and are likely to continue to be the target of cyber attacks. These cyber attacks are pervasive and evolving and include computer viruses, malicious or destructive code (such as ransomware), phishing attacks, denial of service or information or other security breach tactics that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction or theft of confidential, proprietary and other information, including intellectual property, of ours, our employees, our customers or of third parties, damages to systems, or otherwise material disruption to our or our customers’ or other third parties’ network access or business operations, both domestically and internationally. As cyber threats continue to evolve, we may be required to expend significant additional resources to modify or enhance our protective measures, investigate and remediate any information security vulnerabilities or incidents and develop our capabilities to respond and recover. Cyber threats are rapidly changing, and despite substantial efforts to protect the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate cyber attacks or information or security breaches, nor may we be able to implement effective preventive or defensive measures to address such attacks or breaches. Even the most advanced internal control environment is vulnerable to compromise. Internal access management failures could result in the compromise or unauthorized exposure of confidential data. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent.
Our cybersecurity risk and exposure remains heightened because of, among other things, the evolving nature and pervasiveness of cyber threats, our prominent size and scale, our role in the financial services industry and the broader economy. The financial services industry is particularly at risk because of the proliferation of new and emerging technologies, including third-party financial data aggregators, and the use of the Internet and telecommunications technologies to conduct financial transactions. For example, our plans to continue our use of automation, artificial intelligence and robotics, increase our internet and mobile banking products, including mobile payment and other web- and cloud-based products and applications, and develop additional remote connectivity solutions to serve our customers when and how they want to be served, increase our cybersecurity risks and exposure.
Additionally, our continuous transmission of sensitive information to, and storage of such information by, third parties, including our vendors and regulators, our geographic footprint and international presence, the outsourcing of some of our business operations, threats of cyber terrorism, external extremist parties, including state-sponsored actors, in some circumstances as a means to promote political ends, and system and customer account updates and conversions result in heightened risk exposure. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, intellectual property and proprietary information, software, data and networks from attack, damage or unauthorized access remain a critical priority. Cybersecurity risks have also significantly increased in recent years in part due to the increasingly sophisticated activities of organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage. The techniques used in cyber attacks change frequently, and these attacks or ensuing security breaches could persist for an extended period of time before being detected. It could take considerable additional time for us to determine the scope, extent, amount, and type of information compromised, at which time the impact on the Corporation and measures to recover and restore to a business as usual state may be difficult to assess.
We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties, including their downstream service providers and the financial services industry, with whom we do business, upon whom we rely to facilitate or enable our business activities or upon whom our customers rely. Such third parties also include financial counterparties, financial data aggregators, financial intermediaries, such as clearing agents, exchanges and clearing

Bank of America 12

houses, vendors, regulators, providers of critical infrastructure, such as internet access and electrical power, and retailers for whom we process transactions. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyber attack or other information or security breach that significantly degrades, deletes or compromises the systems or data of one or more financial entities or third-party or their downstream service providers could have a material impact on counterparties or other market participants, including us. This consolidation, interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis. Any technology failure, cyber attack or other information or security breach, termination or constraint of any third party, including their downstream service providers, the financial services industry infrastructure or financial data aggregators, could, among other things, adversely affect our ability to conduct day-to-day business activities, effect transactions, service our clients, manage our exposure to risk or expand our businesses, result in the misappropriation or destruction of the personal, proprietary or confidential information of our employees, customers, suppliers, counterparties and other third parties or result in fraudulent or unauthorized transactions. Further, any such event may not be disclosed to us in a timely manner.
Although to date we have not experienced any material losses or other material consequences relating to technology failure, cyber attacks or other information or security breaches, whether directed at us or third parties, there can be no assurance that our controls and procedures in place to monitor and mitigate the risks of cyber threats will be sufficient and that we will not suffer material losses or consequences in the future. Cyber attacks or other information or security breaches, whether directed at us or third parties, may result in significant lost revenue, give rise to losses or have other negative consequences. Furthermore, the public perception that a cyber attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. Although we maintain cyber insurance, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate.
Also, successful penetration or circumvention of system security could result in negative consequences, including loss of customers and business opportunities, the withdrawal of customer deposits, prolonged computer and network outages resulting in disruptions to our critical business operations and customer services, misappropriation or destruction of our intellectual property, proprietary information or confidential information and/or the confidential, proprietary or personal information of certain parties, such as our employees, customers, suppliers, counterparties and other third parties, or damage to their computers or systems. This could result in a violation of applicable privacy and other laws in the U.S. and abroad, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs and our internal controls or disclosure controls being rendered ineffective. The occurrence of any of these events could adversely impact our results of operations, liquidity and financial condition.
Our mortgage loan repurchase obligations or claims from third parties could result in additional losses.
We and our legacy companies have sold significant amounts of residential mortgage loans. In connection with these sales, we or certain of our subsidiaries or legacy companies made various representations and warranties, breaches of which may result in a requirement that we repurchase the mortgage loans, or otherwise make whole or provide other remedies to counterparties. At December 31, 2019, we had $10.7 billion of unresolved repurchase claims, net of duplicate claims and excluding claims where the statute of limitations has expired without litigation being commenced.
At December 31, 2019, our liability for obligations under representations and warranties exposures was $1.8 billion. We also have an estimated range of possible loss (RPL) for representations and warranties exposures that is combined with the litigation RPL, which we disclose in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements. The recorded liability and estimated RPL are based on currently available information, significant judgment and a number of assumptions that are subject to change. There can be no assurance that the Corporation will reach future settlements or, if it does, that the terms of past settlements can be relied upon to predict the terms of future settlements. Future representations and warranties losses may occur in excess of our recorded liability and estimated RPL, and such losses could have a material adverse effect on our results of operations.
Additionally, our recorded liability for representations and warranties exposures and the corresponding estimated RPL do not consider certain losses related to servicing, including foreclosure and related costs, fraud, indemnity or claims (including for residential mortgage-backed securities) related to securities law. Losses with respect to one or more of these matters could be material to our results of operations.
For more information about our representations and warranties exposure, see Off-Balance Sheet Arrangements and Contractual Obligations – Representations and Warranties in the MD&A on page 42 and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.
Failure to satisfy our obligations as servicer for residential mortgage securitizations and residential mortgage loans owned by other entities, along with other losses we could incur in our capacity as servicer, could harm our reputation, increase servicing costs or adversely impact our results of operations.
We and our legacy companies service mortgage loans on behalf of third-party securitization vehicles and other investors. If we commit a material breach of our obligations as servicer or master servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, which could cause us to lose servicing income. In addition, we may have liability for any failure by us, as a servicer or master servicer, for any act or omission on our part that involves willful misfeasance, bad faith, gross negligence or reckless disregard of our duties. If any such breach was found to have occurred, it may harm our reputation, increase our servicing costs or adversely impact our results of operations. Additionally, with respect to foreclosures, we may incur costs or losses due to irregularities in the underlying documentation, or if the validity of a foreclosure action is challenged by a borrower or overturned by a court because of errors or deficiencies in the foreclosure process. We may also incur costs or losses relating to delays or alleged deficiencies in processing documents necessary to comply with state law governing foreclosure.
Changes in the structure of the GSEs and the relationship among the GSEs, the government and the private markets could result in changes to our business operations and may adversely impact our business.
During 2019, we sold approximately $3.5 billion of loans to Fannie Mae (FNMA) and Freddie Mac (FHLMC). Each is currently in a conservatorship with its primary regulator, the Federal Housing

13 Bank of America

Finance Agency (FHFA), acting as conservator. In September 2019, the Treasury Department published a proposal to recapitalize FNMA and FHLMC and remove them from conservatorship as well as reduce GSEs' role in the marketplace. There can be no assurance that these proposals will be fully adopted, and it is not possible to predict when the conservatorships will end. If GSEs were to take a reduced role in the marketplace, including by limiting the mortgage products they offer, we could be required to seek alternative funding sources, retain additional loans on our balance sheet, secure funding through the Federal Home Loan Bank system, or securitize the loans through Private Label Securitization. Although the Treasury Department has released an administrative proposal and the FHFA has taken steps to unify underwriting parameters and create a common securitization platform, we cannot predict the prospects for the enactment, timing of the recapitalization or release from conservatorship or content of legislative or rulemaking proposals regarding the future status of the GSEs in the housing market. Accordingly, uncertainty regarding their future continues to exist.
Any of these developments could adversely affect the value of our securities portfolios, capital levels and liquidity and results of operations.
Our risk management framework may not be effective in mitigating risk and reducing the potential for losses.
Our risk management framework is designed to minimize risk and loss to us. We seek to effectively and consistently identify, measure, monitor, report and control the types of risk to which we are subject, including strategic, credit, market, liquidity, compliance, operational and reputational risks. While we employ a broad and diversified set of controls and risk mitigation techniques, including modeling and forecasting, hedging strategies and techniques that seek to balance our ability to profit from trading positions with our exposure to potential losses, our ability to control and mitigate risks that result in losses is inherently limited by our ability to identify all risks, including emerging and unknown risks, anticipate the timing of risks, apply effective hedging strategies, make correct assumptions, manage and aggregate data correctly and efficiently, and develop risk management models to assess and control risk.
Our ability to manage risk is limited by our ability to consistently execute all elements of our risk management program and develop and maintain a culture of managing risk well throughout the Corporation and manage risks associated with third parties, their downstream service providers, and vendors, to enable effective risk management and ensure that risks are appropriately considered, evaluated and responded to in a timely manner. Uncertain economic conditions, heightened legislative and regulatory scrutiny of and change within the financial services industry, the pace of technological changes, accounting and market developments, the failure of employees to comply with policies, values and our risk framework and the overall complexity of our operations, among other developments, may result in a heightened level of risk for us. Accordingly, we could suffer losses as a result of our failure to manage change or properly anticipate, manage, control or mitigate risks.
For more information about our risk management policies and procedures, see Managing Risk in the MD&A on page 42.
Regulatory, Compliance and Legal
We are subject to comprehensive government legislation and regulations, both domestically and internationally, which impact our operating costs and could require us to make changes to our operations. Additionally, we are subject to certain settlements, orders and agreements with government authorities from time to time, which could increase our compliance and operational risks and costs.
We are subject to comprehensive regulation under federal and state laws in the U.S. and the laws of the various jurisdictions in which we operate, including increasing and complex economic sanctions regimes. These laws and regulations significantly affect and have the potential to restrict the scope of our existing businesses, limit our ability to pursue certain business opportunities, including the products and services we offer, reduce certain fees and rates or make our products and services more expensive for clients and customers.
We continue to make adjustments to our business and operations, legal entity structure and capital and liquidity management policies, procedures and controls to comply with currently effective laws and regulations, as well as final rulemaking, guidance and interpretation by regulatory authorities, including the Department of Treasury, Federal Reserve, OCC, CFPB, Financial Stability Oversight Council, FDIC, Department of Labor, SEC and CFTC in the U.S. and foreign regulators and other government authorities. Further, we could become subject to future regulatory requirements beyond those currently proposed, adopted or contemplated, including rulemaking related to the Financial Reform Act and the U.K.'s exit from the EU. The cumulative effect of all of the legislation and regulations on our business, operations and profitability remains uncertain. This uncertainty necessitates that in our business planning we make certain assumptions with respect to the scope and requirements of the proposed rules. If these assumptions prove incorrect, we could be subject to increased regulatory and compliance risks and costs as well as potential reputational harm. In addition, U.S. and international regulatory initiatives may overlap, and non-U.S. regulations and initiatives may be inconsistent or may conflict with current or proposed U.S. regulations, which could lead to compliance risks and increased costs.
Our regulators’ prudential and supervisory authority gives them broad power and discretion to direct our actions, and they have assumed an active oversight, inspection and investigatory role across the financial services industry. However, regulatory focus is not limited to laws and regulations applicable to the financial services industry specifically, but also extends to other significant laws and regulations that apply across industries and jurisdictions, including those related to data management and privacy, anti-money laundering, anti-corruption and economic sanctions. Additionally, we are subject to laws, rules and regulations in the U.S. and abroad, including GDPR and CCPA, regarding compliance with our privacy policies and the disclosure, collection, use, sharing and safeguarding of personal identifiable information of certain parties, such as our employees, customers, suppliers, counterparties and other third parties, the violation of which could result in litigation, regulatory fines and enforcement actions. Additionally, we will likely be subject to new and evolving data privacy laws in the U.S. and abroad, which could result in additional costs of compliance, litigation, regulatory fines and enforcement actions.
As part of their enforcement authority, our regulators and other government authorities have the authority to, among other things, assess significant civil or criminal monetary penalties or restitution and issue cease and desist or removal orders and initiate injunctive actions. The amounts paid by us and other financial institutions to settle proceedings or investigations have, in some instances, been substantial and may increase. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such resolutions, which could have significant consequences, including reputational harm, loss of customers, restrictions on the ability to access capital markets, and the

Bank of America 14

inability to operate certain businesses or offer certain products for a period of time.
The Corporation and the conduct of its employees and representatives are subject to regulatory scrutiny across jurisdictions. Additionally, the complexity of the federal and state regulatory and enforcement regimes in the U.S., coupled with the global scope of our operations and the aggressiveness of the regulatory environment worldwide also means that a single event or practice or a series of related events or practices may give rise to a significant number of overlapping investigations and regulatory proceedings, either by multiple federal and state agencies in the U.S. or by multiple regulators and other governmental entities in different jurisdictions. Additionally, actions by other members of the financial services industry related to business activities in which we participate may result in investigations by regulators or other government authorities. Responding to inquiries, investigations, lawsuits and proceedings, regardless of the ultimate outcome of the matter, is time-consuming and expensive and can divert the attention of our senior management from our business. The outcome of such proceedings, which may last a number of years, may be difficult to predict or estimate until late in the proceedings.
We are currently subject to the terms of settlements, orders and agreements that we have entered into with government entities and regulatory authorities and may become subject to additional settlements, orders or agreements in the future. Such settlements, orders or agreements can impose significant operational and compliance costs on us as they typically require us to enhance our procedures and controls, expand our risk and control functions within our lines of business, invest in technology and hire significant numbers of additional risk, control and compliance personnel. Moreover, if we fail to meet the requirements of the regulatory settlements, orders or agreements to which we are subject, or, more generally, fail to maintain risk and control procedures and processes that meet the heightened standards established by our regulators and other government authorities, we could be required to enter into further settlements, orders or agreements and pay additional fines, penalties or judgments, or accept material regulatory restrictions on our businesses.
While we believe that we have adopted appropriate risk management and compliance programs to identify, assess, monitor and report on applicable laws, policies and procedures, compliance risks will continue to exist, particularly as we adapt to new and evolving laws, rules and regulations. Additionally, changing U.S. fiscal, monetary and regulatory policies arising from potential changes to the U.S. presidential administration and Congress result in ongoing regulatory uncertainties. There is no guarantee that our risk management and compliance programs will be consistently executed to successfully manage compliance risk. We also rely upon third parties who may expose us to compliance and legal risk. Future legislative or regulatory actions, and any required changes to our business or operations, or those of third parties, including their downstream providers, upon whom we rely, resulting from such developments and actions could result in a significant loss of revenue, impose additional compliance and other costs or otherwise reduce our profitability, limit the products and services that we offer or our ability to pursue certain business opportunities, require us to dispose of or curtail certain businesses, affect the value of assets that we hold, require us to increase our prices and therefore reduce demand for our products, or otherwise adversely affect our businesses. In addition, legal and regulatory proceedings and other contingencies will arise from time to time that may result in fines, regulatory sanctions, penalties, equitable relief and changes to our business practices. As a result, we are and will continue to be subject to heightened compliance and operating costs that could adversely affect our results of operations.
We are subject to significant financial and reputational risks from potential liability arising from lawsuits and regulatory and government action.
We face significant legal risks in our business, and the volume of claims and amount of damages, penalties and fines claimed in litigation and other disputes, and regulatory and government proceedings against us and other financial institutions continue to be high. Greater than expected litigation and investigation costs, substantial legal liability or significant regulatory or government action against us could have adverse effects on our business, financial condition, including liquidity, and results of operations, and/or cause significant reputational harm to us. We continue to experience a significant volume of litigation and other disputes, including claims for contractual indemnification with counterparties regarding relative rights and responsibilities. Consumers, clients and other counterparties continue to be litigious. Among other things, financial institutions, including us, continue to be the subject of claims alleging anti-competitive conduct with respect to various products and markets, including U.S. antitrust class actions claiming joint and several liability for treble damages. In addition, regulatory authorities have had a supervisory focus on enforcement, including in connection with alleged violations of law and customer harm. For example, U.S. regulators and government agencies have pursued claims against financial institutions under the Financial Institutions Reform, Recovery, and Enforcement Act, False Claims Act, Equal Credit Opportunity Act, Fair Housing Act and antitrust laws. Such claims may carry significant and, in certain cases, treble damages. The global environment of extensive regulation, regulatory compliance burdens, litigation and regulatory and government enforcement, combined with uncertainty related to the continually evolving regulatory environment, may affect operational and compliance costs and risks, which may limit or cease our ability to continue providing certain products and services.
Additionally, misconduct by employees, including improper or illegal conduct, or other unfair, deceptive, abusive or discriminatory business practices, can cause significant reputational harm as well as litigation and regulatory government enforcement action.
For more information on litigation and regulatory matters, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.
U.S. federal banking agencies may require us to increase our regulatory capital, TLAC, long-term debt or liquidity requirements, which could result in the need to issue additional qualifying securities or to take other actions, such as to sell company assets.
We are subject to U.S. regulatory capital and liquidity rules. These rules, among other things, establish minimum requirements to qualify as a well-capitalized institution. If any of our subsidiary insured depository institutions fails to maintain its status as well capitalized under the applicable regulatory capital rules, the Federal Reserve will require us to agree to bring the insured depository institution back to well-capitalized status. For the duration of such an agreement, the Federal Reserve may impose restrictions on our activities. If we were to fail to enter into or comply with such an agreement, or fail to comply with the terms of such agreement, the Federal Reserve may impose more severe restrictions on our activities, including requiring us to cease and desist activities permitted under the Bank Holding Company Act of 1956.
Capital and liquidity requirements are frequently introduced and amended. It is possible that regulators may increase regulatory capital requirements including TLAC and long-term debt requirements, change how regulatory capital is calculated or

15 Bank of America

increase liquidity requirements. Our G-SIB surcharge may increase from current estimates, and we are also subject to a countercyclical capital buffer which, while currently set at zero, may be increased by regulators. In 2018, the Federal Reserve issued a proposal to implement a stress capital buffer into its capital requirements, which may increase our regulatory capital requirements, if adopted. A significant component of regulatory capital ratios is calculating our risk-weighted assets and our leverage exposure, which may increase. The Basel Committee on Banking Supervision has also revised several key methodologies for measuring risk-weighted assets, including a standardized approach for credit risk, standardized approach for operational risk and constraints on the use of internal models, as well as a capital floor based on the revised standardized approaches. U.S. banking regulators may update the U.S. Basel 3 rules to incorporate the Basel Committee revisions.
Additionally, Net Stable Funding Ratio requirements have been proposed, which would apply to us and our subsidiary depository institutions, and target longer term liquidity risk. While the impact of these proposals remains uncertain, they could have a negative impact on our capital and liquidity positions. In 2019, U.S. banking regulators published a final rule outlining a standardized approach for counterparty credit risk, which updates the calculation of the exposure amount for derivative contracts under the regulatory capital rule. The final rule will be effective on April 1, 2020, with a mandatory compliance date of January 1, 2022. This rule could have a negative impact on our capital position upon final implementation.
As part of its annual CCAR, the Federal Reserve conducts stress testing on parts of our business using hypothetical economic scenarios prepared by the Federal Reserve. Those scenarios may affect our CCAR stress test results, which may have an effect on our projected regulatory capital amounts in the annual CCAR submission, including the CCAR capital plan affecting our dividends and stock repurchases. Such ability to return capital to our shareholders substantially depends on the Federal Reserve's response to our annual CCAR submission. To the extent that the Federal Reserve objects to our annual CCAR submission or objects to the amount of dividends or stock repurchases proposed, our shareholder returns could decrease.
Changes to and compliance with the regulatory capital and liquidity requirements may impact our operations by requiring us to liquidate assets, increase borrowings, issue additional equity or other securities, cease or alter certain operations, sell company assets or hold highly liquid assets, which may adversely affect our results of operations. We may be prohibited from taking capital actions such as paying or increasing dividends, or repurchasing securities if the Federal Reserve objects to our CCAR capital plan.
For more information, see Capital Management – Regulatory Capital in the MD&A on page 46 and Note 17 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.
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
In December 2017, the President signed into law the Tax Cuts and Jobs Act (the Tax Act) which made significant changes to federal income tax law including, among other things, reducing the statutory corporate income tax rate to 21 percent from 35 percent and changing the taxation of our non-U.S. business activities.
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
It is possible that governmental authorities in the U.S. and/or other countries could further amend tax laws in a way that would adversely affect us, including the possibility that aspects of the Tax Act could be amended in the future.
Reputation
Damage to our reputation could harm our businesses, including our competitive position and business prospects.
Our ability to attract and retain customers, clients, investors and employees is impacted by our reputation. Harm to our reputation can arise from various sources, including officer, director or employee misconduct, unethical behavior, security breaches, litigation or regulatory outcomes, compensation practices, the suitability or reasonableness of recommending particular trading or investment strategies, including the reliability of our research and models, and prohibiting clients from engaging in certain transactions and sales practices. Additionally, our reputation may be harmed by failing to deliver products, subpar standards of service and quality expected by our customers, clients and the community, compliance failures, the inability to manage technology change or maintain effective data management, cyber incidents, inadequacy of responsiveness to internal controls, unintended disclosure of personal, proprietary or confidential information, perception of our environmental, social and governance practices and disclosures, conflicts of interest and breach of fiduciary obligations, and the activities of our clients, customers, counterparties and third parties, including vendors. Actions by the financial services industry generally or by certain members or individuals in the industry also can adversely affect our reputation. In addition, adverse publicity or negative information posted on social media by employees, the media or otherwise, whether or not factually correct, may adversely impact our business prospects or financial results.
We are subject to complex and evolving laws and regulations regarding privacy, know-your-customer requirements, data protection, including the GDPR and CCPA, cross-border data movement and other matters. Principles concerning the appropriate scope of consumer and commercial privacy vary

Bank of America 16

considerably in different jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy may remain fluid. It is possible that these laws may be interpreted and applied by various jurisdictions in a manner inconsistent with our current or future practices, or that is inconsistent with one another. If personal, confidential or proprietary information of customers or clients in our possession, or in the possession of third parties, including their downstream service providers or financial data aggregators, is mishandled, misused or mismanaged, or if we do not timely or adequately address such information, we may face regulatory, reputational and operational risks which could have an adverse effect on our financial condition and results of operations.
We could suffer reputational harm if we fail to properly identify and manage potential conflicts of interest. Management of potential conflicts of interests has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients.
The failure to adequately address, or the perceived failure to adequately address, conflicts of interest could affect the willingness of clients to use our products and services, or give rise to litigation or enforcement actions, which could adversely affect our business.
Our actual or perceived failure to address these and other issues, such as operational risks, gives rise to reputational risk that could harm us and our business prospects. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, legal risks and reputational harm, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties, and cause us to incur related costs and expenses. For more information on reputational risk, see Reputational Risk Management in the MD&A on page 77.
Other
We face significant and increasing competition in the financial services industry.
We operate in a highly competitive environment and experience intense competition from local and global financial institutions as well as new entrants, in both domestic and foreign markets, in which we compete on the basis of a number of factors, including customer service, quality and range of products and services offered, technology, price, reputation, interest rates on loans and deposits, lending limits and customer convenience. Additionally, the changing regulatory environment may create competitive disadvantages for us given geography-driven capital and liquidity requirements. For example, U.S. regulators have in certain instances adopted stricter capital and liquidity requirements than those applicable to non-U.S. institutions. To the extent we expand into new business areas and new geographic regions, we may face competitors with more experience and more established relationships with clients, regulators and industry participants in the relevant market, which could adversely affect our ability to compete.
In addition, emerging technologies and advances and the growth of e-commerce have lowered geographic and monetary barriers of other financial institutions, made it easier for non-depository institutions to offer products and services that traditionally were banking products and allowed non-traditional financial service providers and technology companies to compete with traditional financial service companies in providing electronic and internet-based financial solutions and services, including electronic securities trading, marketplace lending, financial data aggregation and payment processing, including real-time payment platforms. Further, clients may choose to conduct business with other market participants who engage in business or offer products in areas we deem speculative or risky, such as cryptocurrencies. Increased competition may negatively affect our earnings by creating pressure to lower prices or credit standards on our products and services requiring additional investment to improve the quality and delivery of our technology and/or reducing our market share, or affecting the willingness of our clients to do business with us.
Our inability to adapt our products and services to evolving industry standards and consumer preferences could harm our business.
Our business model is based on a diversified mix of businesses that provide a broad range of financial products and services, delivered through multiple distribution channels. Our success depends on our, and our third-party vendors', ability to adapt and develop products, services and technology to rapidly evolving industry standards and consumer preferences. There is increasing pressure by competitors to provide products and services on more attractive terms, including higher interest rates on deposits, and offer lower cost investment strategies, which may impact our ability to grow revenue and/or effectively compete. Additionally, legislative and regulatory developments may affect the competitive landscape. Further, the competitive landscape may be impacted by the growth of non-depository institutions that offer traditional banking products at higher rates or with no fees, or otherwise offer alternative products. This can reduce our net interest margin and revenues from our fee-based products and services, either from a decrease in the volume of transactions or through a compression of spreads.
In addition, the widespread adoption and rapid evolution of new technologies, including analytic capabilities, self-service digital trading platforms, internet services, distributed ledgers, such as the blockchain system, cryptocurrencies and payment systems, could require substantial expenditures to modify or adapt our existing products and services as we grow and develop our online and mobile banking channel strategies in addition to remote connectivity solutions. We may not be as timely or successful in developing or introducing new products and services, integrating new products or services into our existing offerings, responding or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers. Our or our third-party vendors' inability to adapt products and services to evolving industry standards and consumer preferences could harm our business and adversely affect our results of operations and reputation.
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

17 Bank of America

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
We could suffer operational, reputational and financial harm if our models and strategies fail to properly anticipate and manage risk.
We use proprietary models and strategies extensively to forecast losses, project revenue, measure and assess capital requirements for credit, country, market, operational and strategic risks and assess and control our operations and financial condition. These models require oversight, including independent validation before initial use, ongoing monitoring through outcomes analysis and benchmarking, and periodic revalidation.  Models are subject to inherent limitations due to the use of historical trends and simplifying assumptions, uncertainty regarding economic and financial outcomes, and emerging risks from the use of applications that rely on artificial intelligence.
Our models and strategies may not be sufficiently predictive of future results due to limited historical patterns, extreme or unanticipated market movements or customer behavior and illiquidity, especially during severe market downturns or stress events, which could limit their effectiveness. The models that we use to assess and control our market risk exposures also reflect assumptions about the degree of correlation among prices of various asset classes or other market indicators, which may not be representative of the next downturn and would magnify the limitations inherent in using historical data to manage risk. Our models may not be effective if we fail to properly oversee them and detect their flaws during our review and monitoring processes, they contain erroneous data, assumptions, valuations, formulas or algorithms or our applications running the models do not perform as expected. Regardless of the steps we take to ensure effective controls, governance, monitoring and testing, and implement new technology and automated processes, we could suffer operational, reputational and financial harm if models and strategies fail to properly anticipate and manage current and evolving risks.
Failure to properly manage and aggregate data may result in our inability to manage risk and business needs, errors in our day-to-day operations, critical reporting and strategic decision-making and inaccurate financial, regulatory and operational reporting.
We rely on our ability to manage, aggregate, interpret and use data in an accurate, timely and complete manner for effective risk reporting and management. Our policies, programs, processes and practices govern how data is managed, aggregated, interpreted and used. While we continuously update our policies, programs, processes and practices and implement emerging technologies, such as automation, artificial intelligence and robotics, our data management and aggregation processes are subject to failure, including human error, system failure or failed controls. Failure to maintain and manage data and information effectively and to aggregate data and information in an accurate, timely and complete manner may impact its quality and reliability and limit our ability to manage current and emerging risk, to produce accurate financial, regulatory and operational reporting, as well as to manage changing business needs, strategic decision-making and day-to-day operations. The failure to establish and maintain effective, efficient and controlled data management could have an adverse impact on our ability to develop our products and relationships with our customers and damage our reputation.
Reforms to and uncertainty regarding IBORs, including the London Interbank Offered Rate (LIBOR), and certain other rates or indices may adversely affect our business, financial condition and results of operations and could result in reputational harm to the Corporation.
In 2017, the U.K. FCA announced that it will no longer persuade or require participating banks to submit rates for LIBOR after 2021. The continuation of LIBOR on the current basis cannot be guaranteed after 2021, and there is substantial risk that LIBOR will be modified by 2021 or discontinued thereafter. This announcement, in conjunction with financial benchmark reforms and changes in short-term interbank lending markets more generally, have resulted in significant uncertainty about the potential or actual discontinuation of IBORs, including LIBOR, and certain other rates or indices that serve as “benchmarks.” Such benchmarks are used extensively in the global financial markets and in our business. In particular, LIBOR is used in many of our products and contracts, including mortgages, consumer, commercial and corporate loans, derivatives, floating-rate notes and other adjustable-rate products and financial instruments. The aggregate notional amount of these products and contracts is material to our business. These reforms and actions may result in significant uncertainty as to future rules or methodologies used to calculate benchmarks, cause new or reformed benchmarks to perform differently from the discontinued benchmarks they are replacing, cause existing benchmarks to disappear or become unavailable or unrepresentative, or have other consequences that cannot be fully anticipated, which expose us to various financial, operational and legal risks.
Certain ARRs have been proposed to replace LIBOR and other IBORs. For example, the Alternative Reference Rates Committee, a group of private-market participants and official-sector entities convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended that the Secured Overnight Financing Rate (SOFR) replace U.S. dollar LIBOR. However, the market transition from IBORs to ARRs is complex and pervasive throughout a number of different types of products and global financial markets. There can be no assurance that ARRs will be adequate alternatives to IBORs, that existing assets and liabilities based on or linked to IBORs will transition successfully to ARRs, of the timing of adoption and degree of integration and acceptance of such ARRs in the global financial markets, or of the future availability or representativeness of such ARRs. Our products and contracts that reference IBORs, in particular LIBOR, may contain language that determines when a successor rate including the ARR and/or the applicable spread adjustment to the designated rate (including IBORs) would be selected or determined. If a trigger is satisfied, our products and contracts may give the calculation agent (which may be us) discretion over the successor rate to be selected. The considerable uncertainty as to how the financial services industry will address the discontinuation of IBORs and/or such IBORs ceasing to be acceptable reference rates in financial instruments could ultimately result in client disputes and litigation surrounding the proper interpretation of our IBOR-based products and contracts. Accordingly, uncertainty regarding ARRs may continue to impact our business, operations and financial condition repeatedly and indefinitely.
The discontinuation of IBORs, including LIBOR, will require us to remediate IBOR-based products and contracts, including related hedging arrangements, that mature after the discontinuation date of the IBOR. These changes may adversely affect the yield on loans or securities held by us, amounts paid on securities we have

Bank of America 18

issued, amounts received and paid on derivatives we have entered into, the value of such loans, securities or derivative instruments, the trading market for such products and contracts, and our ability to effectively use hedging instruments to manage risk. While some of these outstanding IBOR-based products and contracts include fallback provisions to ARRs, some of our outstanding IBOR-based products and contracts do not include fallback provisions or adequate fallback mechanisms requiring remediation to modify their terms. Additionally, some outstanding IBOR-based products and contracts are particularly challenging to modify due to the requirement that all impacted parties consent to such modification.
In light of the extensive use of IBOR-based products and contracts by us and other market participants, there can be no assurance that we and other market participants will be able to successfully modify all outstanding IBOR-based products and contracts or be adequately prepared for a discontinuation of an IBOR at the time such IBOR may cease to be published or otherwise discontinued. Also, there can be no assurance that existing or new provisions for successor rates in our IBOR-based products and contracts will include adequate methodologies for adjustments between the applicable IBOR and the corresponding successor rate or that the characteristics of the successor rates will be similar to or produce the economic equivalent of the benchmarks they seek to replace. For example, SOFR and other ARRs have compositions and characteristics that differ significantly from the benchmarks they may replace, have limited history, and may demonstrate less predictable performance over time than the benchmarks they replace.
Changes or uncertainty resulting from the market transition from IBORs to ARRs could adversely affect the return on and pricing, liquidity and value of outstanding IBOR-based products and contracts, cause significant market dislocations and disruptions that are relevant to our business segments, particularly Global Banking and Global Markets, potentially increase the cost of and access to capital, increase the risk of litigation or other disputes, including in connection with the interpretation and enforceability of, or our historical marketing practices or disclosures with respect to, outstanding IBOR-based products and contracts with counterparties, and/or increase expenses related to the transition to ARRs, among other adverse consequences. Additionally, the process of transitioning to ARRs may result in increased costs and may also divert management time and attention from other areas of our business.
The market transition from IBORs to ARRs may also alter our risk profile and risk management strategies, including derivatives and hedging strategies, modeling and analytics, valuation tools, product design and systems, controls, procedures and operational infrastructure. This may prove challenging given the limited history of many of the proposed ARRs and may increase the costs and risks related to potential regulatory compliance, requirements or inquiries. Among other risks, various products and contracts may transition to ARRs at different times or in different manners, with the result that we may face significant unexpected interest rate, pricing or other exposures across business or product lines. Reforms to and uncertainty regarding market transition from current IBORs to ARRs and other factors, including the pace of the transition to ARRs, the specific terms and parameters for market acceptance of any ARRs, prices of and liquidity of trading markets for products based on ARRs, and our ability to transition and develop appropriate systems and analytics for one or more ARRs, may adversely affect our business, including the ability to serve customers and maintain market share, financial condition or results of operations and could result in reputational harm to the Corporation.
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
As of December 31, 2019, certain principal offices and other materially important properties consisted of the following:

Facility Name	Location	General Character of the Physical Property	Primary Business Segment	Property Status	Property Square Feet (1)
Bank of America Corporate Center	Charlotte, NC	60 Story Building	Principal Executive Offices	Owned	1,212,177
Bank of America Tower at One Bryant Park	New York, NY	55 Story Building	GWIM, Global Banking and Global Markets	Leased (2)	1,836,575
Bank of America Financial Centre	London, UK	4 Building Campus	Global Banking and Global Markets	Leased	562,595
Cheung Kong Center	Hong Kong	62 Story Building	Global Banking and Global Markets	Leased	149,790

(1)	For leased properties, property square feet represents the square footage occupied by the Corporation.

(2)	The Corporation has a 49.9 percent joint venture interest in this property.
We own or lease approximately 76.3 million square feet in over 20,000 facility and ATM locations globally, including approximately 70.7 million square feet in the U.S. (all 50 states and the District of Columbia, the U.S. Virgin Islands, Puerto Rico and Guam) and approximately 5.6 million square feet in more than 35 countries.
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

Item 3. Legal Proceedings
See Litigation and Regulatory Matters in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
None

19 Bank of America

Part II
Bank of America Corporation and Subsidiaries
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “BAC.” As of February 18, 2020, there were 161,882 registered shareholders of common stock.
The table below presents share repurchase activity for the three months ended December 31, 2019. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its bank subsidiaries. Each of the bank subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Purchased (1)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority Amounts (2)
October 1 - 31, 2019	97,540	$29.50	97,538	$20,442
November 1 - 30, 2019	74,649	32.75	74,649	17,997
December 1 - 31, 2019	70,943	34.19	70,940	15,571
Three months ended December 31, 2019	243,132	31.87	243,127

(1)
Includes shares of the Corporation’s common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.

(2)
On June 27, 2019, following the Board of Governors of the Federal Reserve System's non-objection to the Corporation's 2019 Comprehensive Capital Analysis and Review capital plan, the Corporation's Board of Directors (Board) authorized the repurchase of approximately $30.9 billion in common stock from July 1, 2019 through June 30, 2020, which includes approximately $900 million to offset shares awarded under equity-based compensation plans during the same period. During the three months ended December 31, 2019, pursuant to the Board’s authorization, the Corporation repurchased $7.7 billion of common stock, which included common stock to offset equity-based compensation awards. For more information, see Capital Management - CCAR and Capital Planning in the MD&A on page 45 and Note 14 – Shareholders’ Equity to the Consolidated Financial Statements.

The Corporation did not have any unregistered sales of equity securities during the three months ended December 31, 2019.
Item 6. Selected Financial Data
See Tables 6 and 7 in the MD&A beginning on page 28, which are incorporated herein by reference.

Bank of America 20

Item 7. Bank of America Corporation and Subsidiaries
Management’s Discussion and Analysis of Financial Condition and Results of Operations

21 Bank of America

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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of this Annual Report on Form 10-K: the Corporation’s potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions; the possibility that the Corporation's future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, regulatory and representations and warranties exposures; the possibility that the Corporation could face increased servicing, fraud, indemnity, contribution or other claims from one or more counterparties, including trustees, purchasers of loans, underwriters, issuers, monolines, private-label and other investors, or other parties involved in securitizations; the Corporation’s ability to resolve representations and warranties repurchase and related claims, including claims brought by investors or trustees seeking to avoid the statute of limitations for repurchase claims; the risks related to the discontinuation of the London Interbank Offered Rate and other reference rates, including increased expenses and litigation and the effectiveness of hedging strategies; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates, inflation, currency exchange rates, economic conditions, trade policies and tensions, including tariffs, and potential geopolitical instability; the impact of the interest rate environment on the Corporation’s business, financial condition and results of operations; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties; the Corporation’s ability to achieve its expense targets and expectations regarding net interest income, provision for credit losses, net charge-offs, effective tax rate, loan growth or other projections; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of regulations, other guidance or additional information on the impact from the Tax Cuts and Jobs Act; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including, but not limited to, recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards and derivatives regulations; a failure or disruption in or breach of the Corporation’s operational or security systems or infrastructure, or those of third parties, including as a result of cyber attacks or campaigns; the impact on the Corporation’s business, financial condition and results of operations from the United Kingdom's exit from the European Union; the impact of any future federal government shutdown and uncertainty regarding the federal government’s debt limit; the impact of natural disasters, the emergence of widespread health emergencies or pandemics, military conflict, terrorism or other geopolitical events; and other matters.
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
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At December 31, 2019, the Corporation had $2.4 trillion in assets and a headcount of approximately 208,000 employees.
As of December 31, 2019, we served clients through operations across the U.S., its territories and approximately 35 countries. Our retail banking footprint covers approximately 90 percent of the U.S. population, and we serve approximately 66 million consumer and small business clients with approximately 4,300 retail financial centers, approximately 16,800 ATMs, and leading digital banking platforms (www.bankofamerica.com) with more than 38 million active users, including over 29 million active mobile users. We offer industry-leading support to approximately

Bank of America 22

three million small business owners. Our wealth management businesses, with client balances of $3.0 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
Recent Developments
Capital Management
During 2019, we repurchased $28.1 billion of common stock pursuant to the Corporation's Board of Directors’ (the Board) repurchase authorizations. For more information, see Capital Management on page 45.
Merchant Services Joint Venture
A significant portion of our merchant processing activity is performed by a joint venture, formed in 2009, in which we own a 49 percent ownership interest. The joint venture is accounted for as an equity method investment. As previously disclosed in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, we gave notice on July 29, 2019 to the joint venture partner of the termination of the joint venture upon the conclusion of its current term, after which we expect to pursue our own merchant services strategy. In addition, the Corporation and the joint venture partner have an agreement to provide uninterrupted delivery of products and services to the joint venture merchants through at least June 2023. As a result of the above actions, we incurred a non-cash, pretax impairment charge of $2.1 billion included in other general operating expense in the three months ended September 30, 2019. As stated above, the Corporation expects to pursue its own merchant services strategy, which is expected to begin in the third quarter of 2020. Under this strategy, we will begin to record the revenues and expenses from those operations in the Consolidated Statement of Income instead of recognizing our proportionate share of the joint venture's income under the equity method. For more information, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.
U.K. Exit from the EU
On January 31, 2020, the U.K. formally exited the European Union (EU). Upon exit, a transition period began during which time the U.K. and the EU expect to negotiate a trade agreement and other terms associated with their future relationship. The transition period is scheduled to end on December 31, 2020.
We conduct business in Europe, the Middle East and Africa primarily through our subsidiaries in the U.K., Ireland and France. For information on the changes we have implemented to enable us to continue to operate in the region, including establishing a bank and broker-dealer in the EU, see the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. While we have taken measures to minimize operational disruption and prepare for various potential outcomes of the U.K.’s withdrawal from the EU, the preparedness of our counterparties and the relevant financial markets infrastructure remain outside our control. The global economic impact of the U.K.’s withdrawal from the EU remains uncertain and could result in regional and global financial market disruptions. We continue to assess potential risks, including operational, regulatory and legal risks.
LIBOR and Other Benchmark Rates
Following the 2017 announcement by the U.K.’s Financial Conduct Authority (FCA) that it will no longer persuade or require participating banks to submit rates for the London Interbank Offered Rate (LIBOR) after 2021, central banks and regulators around the world have commissioned working groups to find suitable replacements for Interbank Offered Rates (IBOR), including LIBOR, and other benchmark rates and to implement financial benchmark reforms more generally. The future discontinuance of IBORs is a complex process that has resulted in significant uncertainty regarding the transition to suitable alternative reference rates (ARRs) and could cause disruptions in a variety of global financial markets, as well as adversely impact our business, operations and financial results.
IBORs, including LIBOR, are used in many of the Corporation’s products and contracts, including mortgages, consumer, commercial and corporate loans, derivatives, floating-rate notes and other adjustable-rate products and financial instruments. The aggregate notional amount of these products and contracts is material to our business. As previously disclosed, to facilitate an orderly transition from IBORs and other benchmark rates to ARRs, the Corporation has established an enterprise-wide initiative led by senior management. As part of this initiative, the Corporation continues to identify, assess and monitor risks associated with the expected discontinuation or unavailability of LIBOR and other benchmarks and evaluate and address documentation and contractual mechanics of outstanding IBOR-based products and contracts that mature after 2021 and new and potential future ARR-based products and contracts to achieve operational readiness. Additionally, the Corporation is continuing to evaluate potential regulatory, tax and accounting impacts of the transition, including guidance published and/or proposed by the Internal Revenue Service and Financial Accounting Standards Board, engage impacted clients in connection with the transition to ARRs and work actively with global regulators, industry working groups and trade associations to develop strategies for an effective transition to ARRs.
The Corporation is also modifying its operational models, systems, procedures and internal infrastructure to transition to ARRs. In 2019, the Corporation launched capabilities to support issuance and trading in products indexed to the new Secured Overnight Financing Rate (SOFR), which is the alternative benchmark rate to U.S. dollar LIBOR recommended by the Alternative Reference Rates Committee, a group of private-market participants and official-sector entities convened by the Board of Governors of the Federal Reserve System (Federal Reserve) and the Federal Reserve Bank of New York, and a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Also, in 2019, the Corporation issued debt linked to SOFR, and the Corporation co-arranged one of the first credit facilities linked to SOFR and has implemented fallback provisions into certain new IBOR-based products and contracts. The Corporation continues to monitor the development and usage of ARRs, including SOFR. For more information on the expected replacement of LIBOR and other benchmark rates, see Item 1A. Risk Factors - Other on page 17.

23 Bank of America

Financial Highlights
In the Consolidated Statement of Income, amounts related to certain asset and liability management (ALM) activities have been reclassified from other income to market making and similar activities, which was previously referred to as trading account income. All prior periods presented reflect this change, which has no impact on the Corporation's total noninterest income or net income, and has no impact on business segment results. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Table 1	Summary Income Statement and Selected Financial Data

(Dollars in millions, except per share information)	2019	2018
Income statement
Net interest income	$48,891	$48,162
Noninterest income	42,353	42,858
Total revenue, net of interest expense	91,244	91,020
Provision for credit losses	3,590	3,282
Noninterest expense	54,900	53,154
Income before income taxes	32,754	34,584
Income tax expense	5,324	6,437
Net income	27,430	28,147
Preferred stock dividends	1,432	1,451
Net income applicable to common shareholders	$25,998	$26,696

Per common share information
Earnings	$2.77	$2.64
Diluted earnings	2.75	2.61
Dividends paid	0.66	0.54
Performance ratios
Return on average assets	1.14%	1.21%
Return on average common shareholders’ equity	10.62	11.04
Return on average tangible common shareholders’ equity (1)	14.86	15.55
Efficiency ratio	60.17	58.40
Balance sheet at year end
Total loans and leases	$983,426	$946,895
Total assets	2,434,079	2,354,507
Total deposits	1,434,803	1,381,476
Total liabilities	2,169,269	2,089,182
Total common shareholders’ equity	241,409	242,999
Total shareholders’ equity	264,810	265,325

(1)
Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most closely related financial measures defined by accounting principles generally accepted in the United States of America, see Non-GAAP Reconciliations on page 80.

Net income was $27.4 billion or $2.75 per diluted share in 2019 compared to $28.1 billion, or $2.61 per diluted share in 2018. The decrease in net income was primarily driven by an increase in noninterest expense as a result of the $2.1 billion pretax impairment charge related to the notice of termination of the merchant services joint venture at the conclusion of its current term. Also contributing to the decrease in net income were higher provision for credit losses and lower noninterest income, partially offset by an increase in net interest income.
For discussion and analysis of our consolidated and business segment results of operations for 2018 compared to 2017, see the Financial Highlights and Business Segment Operations sections in the MD&A of the Corporation's 2018 Annual Report on Form 10-K.
Net Interest Income
Net interest income increased $729 million to $48.9 billion in 2019 compared 2018. Net interest yield on a fully taxable-equivalent (FTE) basis decreased two basis points (bps) to 2.43 percent for 2019. The increase in net interest income was primarily driven by loan and deposit growth, partially offset by lower long-end rates. Assuming a stable economic and interest rate environment compared to December 31, 2019, we expect quarterly net interest income for the first two quarters of 2020 to be lower compared to the fourth quarter of 2019 driven by the impact of rates and one fewer day of interest accruals. Quarterly net interest income is expected to rise modestly in the second half of 2020 due to one additional day of interest accruals and expected loan and deposit growth. For more information on net interest yield and the FTE basis, see Supplemental Financial Data on page 27, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 74.
Noninterest Income

Table 2	Noninterest Income

(Dollars in millions)		2019	2018
Fees and commissions:
Card income		$5,797	$5,824
Service charges		7,674	7,767
Investment and brokerage services		13,902	14,160
Investment banking fees		5,642	5,327
Total fees and commissions		33,015	33,078
Market making and similar activities		9,034	9,008
Other income		304	772
Total noninterest income		$42,353	$42,858
Noninterest income decreased $505 million to $42.4 billion in 2019 compared to 2018. The following highlights the significant changes.

●	Service charges decreased $93 million primarily driven by lower fees due to policy changes in 2018 and lower ATM volume in Consumer Banking.

●
Investment and brokerage services income decreased $258 million primarily due to lower transactional revenue and a decrease in assets under management (AUM) pricing, partially offset by the positive impact of AUM flows and higher market valuations.

●	Investment banking fees increased $315 million due to increases in advisory fees and equity and debt underwriting fees.

●
Other income decreased $468 million primarily due to lower gains on sales of non-core consumer loans and higher partnership losses associated with an increase in tax-advantaged investments, partially offset by higher gains on sales of debt securities.

Bank of America 24

Provision for Credit Losses
The provision for credit losses increased $308 million to $3.6 billion in 2019 compared to 2018. The increase was primarily due to the energy reserve releases in the commercial portfolio in 2018, partially offset by the impact of recoveries recorded in connection with sales of previously charged-off non-core consumer real estate loans. For more information on the provision for credit losses, see Provision for Credit Losses on page 68.
Noninterest Expense

Table 3	Noninterest Expense

(Dollars in millions)		2019	2018
Compensation and benefits		$31,977	$31,880
Occupancy and equipment		6,588	6,380
Information processing and communications		4,646	4,555
Product delivery and transaction related		2,762	2,857
Marketing		1,934	1,674
Professional fees		1,597	1,699
Other general operating		5,396	4,109
Total noninterest expense		$54,900	$53,154
Noninterest expense increased $1.7 billion to $54.9 billion in 2019 compared to 2018. The increase was primarily due to the aforementioned impairment charge related to our merchant services joint venture of $2.1 billion as well as increased costs associated with investment in the businesses, including brand-related marketing costs, and higher litigation expense. These were partially offset by efficiency savings, lower Federal Deposit Insurance Corporation (FDIC) expense and lower amortization of intangibles expense.
Income Tax Expense

Table 4	Income Tax Expense

(Dollars in millions)		2019	2018
Income before income taxes		$32,754	$34,584
Income tax expense		5,324	6,437
Effective tax rate		16.3%	18.6%
The effective tax rates for 2019 and 2018 reflect the impact of our recurring tax preference benefits. The 2019 effective rate also included net tax benefits primarily related to the resolution of various tax controversy matters.
We expect the effective tax rate for 2020 to be approximately 18 percent, absent unusual items.

Balance Sheet Overview

Table 5	Selected Balance Sheet Data

		December 31
(Dollars in millions)		2019	2018	% Change
Assets
Cash and cash equivalents		$161,560	$177,404	(9)%
Federal funds sold and securities borrowed or purchased under agreements to resell		274,597	261,131	5
Trading account assets		229,826	214,348	7
Debt securities		472,197	441,753	7
Loans and leases		983,426	946,895	4
Allowance for loan and lease losses		(9,416)	(9,601)	(2)
All other assets		321,889	322,577	—
Total assets		$2,434,079	$2,354,507	3
Liabilities
Deposits		$1,434,803	$1,381,476	4
Federal funds purchased and securities loaned or sold under agreements to repurchase		165,109	186,988	(12)
Trading account liabilities		83,270	68,220	22
Short-term borrowings		24,204	20,189	20
Long-term debt		240,856	229,392	5
All other liabilities		221,027	202,917	9
Total liabilities		2,169,269	2,089,182	4
Shareholders’ equity		264,810	265,325	—
Total liabilities and shareholders’ equity		$2,434,079	$2,354,507	3
Assets
At December 31, 2019, total assets were approximately $2.4 trillion, up $79.6 billion from December 31, 2018. The increase in assets was primarily due to higher loans and leases and debt securities primarily funded by deposit growth.
Cash and Cash Equivalents
Cash and cash equivalents decreased $15.8 billion driven by investment of short-term excess cash into securities purchased under agreements to resell, debt securities and growth in loans and leases.

Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Federal funds transactions involve lending reserve balances on a short-term basis. Securities borrowed or purchased under agreements to resell are collateralized lending transactions utilized to accommodate customer transactions, earn interest rate spreads, and obtain securities for settlement and for collateral. Federal funds sold and securities borrowed or purchased under agreements to resell increased $13.5 billion due to investment of excess cash levels.

25 Bank of America

Trading Account Assets
Trading account assets consist primarily of long positions in equity and fixed-income securities including U.S. government and agency securities, corporate securities and non-U.S. sovereign debt. Trading account assets increased $15.5 billion primarily driven by additional inventory in Global Markets to facilitate client demand.
Debt Securities
Debt securities primarily include U.S. Treasury and agency securities, mortgage-backed securities (MBS), principally agency MBS, non-U.S. bonds, corporate bonds and municipal debt. We use the debt securities portfolio primarily to manage interest rate and liquidity risk and to take advantage of market conditions that create economically attractive returns on these investments. Debt securities increased $30.4 billion primarily driven by the deployment of deposit inflows. For more information on debt securities, see Note 4 – Securities to the Consolidated Financial Statements.
Loans and Leases
Loans and leases increased $36.5 billion primarily due to net loan growth driven by client demand for commercial loans and increases in residential mortgage. For more information on the loan portfolio, see Credit Risk Management on page 53.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses decreased $185 million primarily due to the impact of improvements in credit quality from a stronger economy and continued runoff and sales in the non-core consumer real estate portfolio. For more information, see Allowance for Credit Losses on page 68.
Liabilities
At December 31, 2019, total liabilities were approximately $2.2 trillion, up $80.1 billion from December 31, 2018, primarily due to deposit growth.
Deposits
Deposits increased $53.3 billion primarily due to increases in both retail and wholesale deposits.
Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase
Federal funds transactions involve borrowing reserve balances on a short-term basis. Securities loaned or sold under agreements to repurchase are collateralized borrowing transactions utilized to accommodate customer transactions, earn interest rate spreads and finance assets on the balance sheet. Federal funds purchased and securities loaned or sold under agreements to repurchase decreased $21.9 billion primarily driven by balance sheet efficiencies within Global Markets.

Trading Account Liabilities
Trading account liabilities consist primarily of short positions in equity and fixed-income securities including U.S. Treasury and agency securities, corporate securities and non-U.S. sovereign debt. Trading account liabilities increased $15.1 billion primarily due to higher levels of short positions in government and corporate bonds driven by client demand within Global Markets.
Short-term Borrowings
Short-term borrowings provide an additional funding source and primarily consist of Federal Home Loan Bank (FHLB) short-term borrowings, notes payable and various other borrowings that generally have maturities of one year or less. Short-term borrowings increased $4.0 billion primarily due to an increase in short-term FHLB advances to manage liquidity needs. For more information on short-term borrowings, see Note 11 – Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash to the Consolidated Financial Statements.
Long-term Debt
Long-term debt increased $11.5 billion primarily driven by debt issuances and valuation adjustments, partially offset by maturities and redemptions. For more information on long-term debt, see Note 12 – Long-term Debt to the Consolidated Financial Statements.
All Other Liabilities
All other liabilities increased $18.1 billion primarily driven by an increase in broker-dealer payables within Global Markets due to timing of unsettled trades and an increase in lease liabilities due to implementation of the new lease accounting standard.
Shareholders’ Equity
Shareholders’ equity decreased $515 million driven by returns of capital to shareholders through share repurchases, common and preferred stock dividends of $35.7 billion, as well as redemption of preferred stock, largely offset by earnings, market value increases on debt securities and issuances of preferred stock.
Cash Flows Overview
The Corporation’s operating assets and liabilities support our global markets and lending activities. We believe that cash flows from operations, available cash balances and our ability to generate cash through short- and long-term debt are sufficient to fund our operating liquidity needs. Our investing activities primarily include the debt securities portfolio and loans and leases. Our financing activities reflect cash flows primarily related to customer deposits, securities financing agreements and long-term debt. For more information on liquidity, see Liquidity Risk on page 50.

Bank of America 26

Supplemental Financial Data
In this Form 10-K, we present certain non-GAAP financial measures. Non-GAAP financial measures exclude certain items or otherwise include components that differ from the most directly comparable measures calculated in accordance with accounting principles generally accepted in the United States of America (GAAP). Non-GAAP financial measures are provided as additional useful information to assess our financial condition, results of operations (including period-to-period operating performance) or compliance with prospective regulatory requirements. These non-GAAP financial measures are not intended as a substitute for GAAP financial measures and may not be defined or calculated the same way as non-GAAP financial measures used by other companies.
We view net interest income and related ratios and analyses on an FTE basis, which when presented on a consolidated basis are non-GAAP financial measures. To derive the FTE basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before-tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use the federal statutory tax rate of 21 percent for 2019 and 2018 (35 percent for 2017) and a representative state tax rate. Net interest yield, which measures the basis points we earn over the cost of funds, utilizes net interest income on an FTE basis. We believe that presentation of these items on an FTE basis allows for comparison of amounts from both taxable and tax-exempt sources and is consistent with industry practices.
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
For more information on the reconciliation of these non-GAAP financial measures to the corresponding GAAP financial measures, see Non-GAAP Reconciliations on page 80.

27 Bank of America

Table 6	Five-year Summary of Selected Financial Data

(In millions, except per share information)		2019	2018	2017	2016	2015
Income statement
Net interest income		$48,891	$48,162	$45,239	$41,486	$38,958
Noninterest income		42,353	42,858	41,887	42,012	44,007
Total revenue, net of interest expense		91,244	91,020	87,126	83,498	82,965
Provision for credit losses		3,590	3,282	3,396	3,597	3,161
Noninterest expense		54,900	53,154	54,517	54,880	57,617
Income before income taxes		32,754	34,584	29,213	25,021	22,187
Income tax expense		5,324	6,437	10,981	7,199	6,277
Net income		27,430	28,147	18,232	17,822	15,910
Net income applicable to common shareholders		25,998	26,696	16,618	16,140	14,427
Average common shares issued and outstanding		9,390.5	10,096.5	10,195.6	10,248.1	10,462.3
Average diluted common shares issued and outstanding		9,442.9	10,236.9	10,778.4	11,046.8	11,236.2
Performance ratios
Return on average assets		1.14%	1.21%	0.80%	0.81%	0.74%
Return on average common shareholders’ equity		10.62	11.04	6.72	6.69	6.28
Return on average tangible common shareholders’ equity (1)		14.86	15.55	9.41	9.51	9.16
Return on average shareholders’ equity		10.24	10.63	6.72	6.70	6.33
Return on average tangible shareholders’ equity (1)		13.85	14.46	9.08	9.17	8.88
Total ending equity to total ending assets		10.88	11.27	11.71	12.17	11.92
Total average equity to total average assets		11.14	11.39	11.96	12.14	11.64
Dividend payout		23.65	20.31	24.24	15.94	14.49
Per common share data
Earnings		$2.77	$2.64	$1.63	$1.57	$1.38
Diluted earnings		2.75	2.61	1.56	1.49	1.31
Dividends paid		0.66	0.54	0.39	0.25	0.20
Book value		27.32	25.13	23.80	23.97	22.48
Tangible book value (1)		19.41	17.91	16.96	16.89	15.56
Market capitalization		$311,209	$238,251	$303,681	$222,163	$174,700
Average balance sheet
Total loans and leases		$958,416	$933,049	$918,731	$900,433	$876,787
Total assets		2,405,830	2,325,246	2,268,633	2,190,218	2,160,536
Total deposits		1,380,326	1,314,941	1,269,796	1,222,561	1,155,860
Long-term debt		201,623	200,399	194,882	204,826	240,059
Common shareholders’ equity		244,853	241,799	247,101	241,187	229,576
Total shareholders’ equity		267,889	264,748	271,289	265,843	251,384
Asset quality (2)
Allowance for credit losses (3)		$10,229	$10,398	$11,170	$11,999	$12,880
Nonperforming loans, leases and foreclosed properties (4)		3,837	5,244	6,758	8,084	9,836
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (4)		0.97%	1.02%	1.12%	1.26%	1.37%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (4)		265	194	161	149	130
Net charge-offs		$3,648	$3,763	$3,979	$3,821	$4,338
Net charge-offs as a percentage of average loans and leases outstanding (4)		0.38%	0.41%	0.44%	0.43%	0.50%
Capital ratios at year end (5)
Common equity tier 1 capital		11.2%	11.6%	11.5%	10.8%	9.8%
Tier 1 capital		12.6	13.2	13.0	12.4	11.2
Total capital		14.7	15.1	14.8	14.2	12.8
Tier 1 leverage		7.9	8.4	8.6	8.8	8.4
Supplementary leverage ratio		6.4	6.8	n/a	n/a	n/a
Tangible equity (1)		8.2	8.6	8.9	9.2	8.9
Tangible common equity (1)		7.3	7.6	7.9	8.0	7.8

(1)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 27 and Non-GAAP Reconciliations on page 80.

(2)
Asset quality metrics include $75 million of non-U.S. consumer credit card net charge-offs in 2017 and $243 million of non-U.S. consumer credit card allowance for loan and lease losses, $9.2 billion of non-U.S. consumer credit card loans and $175 million of non-U.S. consumer credit card net charge-offs in 2016. The non-U.S. consumer credit card business was sold in 2017.

(3)	Includes the allowance for loan and leases losses and the reserve for unfunded lending commitments.

(4)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 59 and corresponding Table 29 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 63 and corresponding Table 36.

(5)
Basel 3 transition provisions for regulatory capital adjustments and deductions were fully phased-in as of January 1, 2018. Prior periods are presented on a fully phased-in basis. For more information, including which approach is used to assess capital adequacy, see Capital Management on page 45.

n/a = not applicable

Bank of America 28

Table 7	Selected Quarterly Financial Data

	2019 Quarters				2018 Quarters
(In millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement
Net interest income	$12,140	$12,187	$12,189	$12,375	$12,504	$12,061	$11,828	$11,769
Noninterest income	10,209	10,620	10,895	10,629	10,173	10,663	10,721	11,301
Total revenue, net of interest expense	22,349	22,807	23,084	23,004	22,677	22,724	22,549	23,070
Provision for credit losses	941	779	857	1,013	905	716	827	834
Noninterest expense	13,239	15,169	13,268	13,224	13,074	13,014	13,224	13,842
Income before income taxes	8,169	6,859	8,959	8,767	8,698	8,994	8,498	8,394
Income tax expense	1,175	1,082	1,611	1,456	1,420	1,827	1,714	1,476
Net income	6,994	5,777	7,348	7,311	7,278	7,167	6,784	6,918
Net income applicable to common shareholders	6,748	5,272	7,109	6,869	7,039	6,701	6,466	6,490
Average common shares issued and outstanding	9,017.1	9,303.6	9,523.2	9,725.9	9,855.8	10,031.6	10,181.7	10,322.4
Average diluted common shares issued and outstanding	9,079.5	9,353.0	9,559.6	9,787.3	9,996.0	10,170.8	10,309.4	10,472.7
Performance ratios
Return on average assets	1.13%	0.95%	1.23%	1.26%	1.24%	1.23%	1.17%	1.21%
Four-quarter trailing return on average assets (1)	1.14	1.17	1.24	1.22	1.21	1.00	0.93	0.86
Return on average common shareholders’ equity	11.00	8.48	11.62	11.42	11.57	10.99	10.75	10.85
Return on average tangible common shareholders’ equity (2)	15.43	11.84	16.24	16.01	16.29	15.48	15.15	15.26
Return on average shareholders’ equity	10.40	8.48	11.00	11.14	10.95	10.74	10.26	10.57
Return on average tangible shareholders’ equity (2)	14.09	11.43	14.88	15.10	14.90	14.61	13.95	14.37
Total ending equity to total ending assets	10.88	11.06	11.33	11.23	11.27	11.21	11.53	11.43
Total average equity to total average assets	10.89	11.21	11.17	11.28	11.30	11.42	11.42	11.41
Dividend payout	23.90	31.48	19.95	21.20	20.90	22.35	18.83	19.06
Per common share data
Earnings	$0.75	$0.57	$0.75	$0.71	$0.71	$0.67	$0.64	$0.63
Diluted earnings	0.74	0.56	0.74	0.70	0.70	0.66	0.63	0.62
Dividends paid	0.18	0.18	0.15	0.15	0.15	0.15	0.12	0.12
Book value	27.32	26.96	26.41	25.57	25.13	24.33	24.07	23.74
Tangible book value (2)	19.41	19.26	18.92	18.26	17.91	17.23	17.07	16.84
Market capitalization	$311,209	$264,842	$270,935	$263,992	$238,251	$290,424	$282,259	$305,176
Average balance sheet
Total loans and leases	$973,986	$964,733	$950,525	$944,020	$934,721	$930,736	$934,818	$931,915
Total assets	2,450,005	2,412,223	2,399,051	2,360,992	2,334,586	2,317,829	2,322,678	2,325,878
Total deposits	1,410,439	1,375,052	1,375,450	1,359,864	1,344,951	1,316,345	1,300,659	1,297,268
Long-term debt	206,026	202,620	201,007	196,726	201,056	203,239	199,448	197,787
Common shareholders’ equity	243,439	246,630	245,438	243,891	241,372	241,812	241,313	242,713
Total shareholders’ equity	266,900	270,430	267,975	266,217	263,698	264,653	265,181	265,480
Asset quality
Allowance for credit losses (3)	$10,229	$10,242	$10,333	$10,379	$10,398	$10,526	$10,837	$11,042
Nonperforming loans, leases and foreclosed properties (4)	3,837	3,723	4,452	5,145	5,244	5,449	6,181	6,694
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (4)	0.97%	0.98%	1.00%	1.02%	1.02%	1.05%	1.08%	1.11%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (4)	265	271	228	197	194	189	170	161
Net charge-offs	$959	$811	$887	$991	$924	$932	$996	$911
Annualized net charge-offs as a percentage of average loans and leases outstanding (4)	0.39%	0.34%	0.38%	0.43%	0.39%	0.40%	0.43%	0.40%
Capital ratios at period end
Common equity tier 1 capital	11.2%	11.4%	11.7%	11.6%	11.6%	11.4%	11.4%	11.3%
Tier 1 capital	12.6	12.9	13.3	13.1	13.2	12.9	13.0	13.0
Total capital	14.7	15.1	15.4	15.2	15.1	14.7	14.8	14.8
Tier 1 leverage	7.9	8.2	8.4	8.4	8.4	8.3	8.4	8.4
Supplementary leverage ratio	6.4	6.6	6.8	6.8	6.8	6.7	6.7	6.8
Tangible equity (2)	8.2	8.4	8.7	8.5	8.6	8.5	8.7	8.7
Tangible common equity (2)	7.3	7.4	7.6	7.6	7.6	7.5	7.7	7.6
Total loss-absorbing capacity and long-term debt metrics (5)
Total loss-absorbing capacity to risk-weighted assets	24.6%	24.8%	25.5%	24.8%
Total loss-absorbing capacity to supplementary leverage exposure	12.5	12.7	13.0	12.8
Eligible long-term debt to risk-weighted assets	11.5	11.4	11.8	11.4
Eligible long-term debt to supplementary leverage exposure	5.8	5.8	6.0	5.9

(1)	Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.

(2)
Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 27 and Non-GAAP Reconciliations on page 80.

(3)	Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.

(4)
Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 59 and corresponding Table 29 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 63 and corresponding Table 36.

(5)	Effective January 1, 2019, we became subject to minimum total loss-absorbing capacity and long-term debt requirements. For more information, see Capital Management on page 45.

29 Bank of America

Table 8	Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	2019			2018			2017
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$125,555	$1,823	1.45%	$139,848	$1,926	1.38%	$127,431	$1,122	0.88%
Time deposits placed and other short-term investments	9,427	207	2.19	9,446	216	2.29	12,112	241	1.99
Federal funds sold and securities borrowed or purchased under agreements to resell	279,610	4,843	1.73	251,328	3,176	1.26	222,818	1,806	0.81
Trading account assets	148,076	5,269	3.56	132,724	4,901	3.69	129,007	4,618	3.58
Debt securities	450,090	11,917	2.65	437,312	11,837	2.66	435,005	10,626	2.44
Loans and leases (2):
Residential mortgage	220,552	7,651	3.47	207,523	7,294	3.51	197,766	6,831	3.45
Home equity	44,600	2,194	4.92	53,886	2,573	4.77	62,260	2,608	4.19
Credit card	94,488	10,166	10.76	94,612	9,579	10.12	91,068	8,791	9.65
Non-U.S. credit card (3)	—	—	—	—	—	—	3,929	358	9.12
Direct/Indirect and other consumer (4)	90,656	3,261	3.60	93,036	3,104	3.34	96,002	2,734	2.85
Total consumer	450,296	23,272	5.17	449,057	22,550	5.02	451,025	21,322	4.73
U.S. commercial	321,467	13,016	4.05	304,387	11,937	3.92	292,452	9,765	3.34
Non-U.S. commercial	103,918	3,547	3.41	97,664	3,220	3.30	95,005	2,566	2.70
Commercial real estate (5)	62,044	2,741	4.42	60,384	2,618	4.34	58,502	2,116	3.62
Commercial lease financing	20,691	718	3.47	21,557	698	3.24	21,747	706	3.25
Total commercial	508,120	20,022	3.94	483,992	18,473	3.82	467,706	15,153	3.24
Total loans and leases (3)	958,416	43,294	4.52	933,049	41,023	4.40	918,731	36,475	3.97
Other earning assets	69,089	4,478	6.48	76,524	4,300	5.62	76,957	3,224	4.19
Total earning assets	2,040,263	71,831	3.52	1,980,231	67,379	3.40	1,922,061	58,112	3.02
Cash and due from banks	26,193			25,830			27,995
Other assets, less allowance for loan and lease losses	339,374			319,185			318,577
Total assets	$2,405,830			$2,325,246			$2,268,633
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$52,020	$5	0.01%	$54,226	$6	0.01%	$53,783	$5	0.01%
NOW and money market deposit accounts	741,126	4,471	0.60	676,382	2,636	0.39	628,647	873	0.14
Consumer CDs and IRAs	47,577	471	0.99	39,823	157	0.39	44,794	121	0.27
Negotiable CDs, public funds and other deposits	66,866	1,407	2.11	50,593	991	1.96	36,782	354	0.96
Total U.S. interest-bearing deposits	907,589	6,354	0.70	821,024	3,790	0.46	764,006	1,353	0.18
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	1,936	20	1.04	2,312	39	1.69	2,442	21	0.85
Governments and official institutions	181	—	0.05	810	—	0.01	1,006	10	0.95
Time, savings and other	69,351	814	1.17	65,097	666	1.02	62,386	547	0.88
Total non-U.S. interest-bearing deposits	71,468	834	1.17	68,219	705	1.03	65,834	578	0.88
Total interest-bearing deposits	979,057	7,188	0.73	889,243	4,495	0.51	829,840	1,931	0.23
Federal funds purchased, securities loaned or sold under agreements to repurchase, short-term borrowings and other interest-bearing liabilities	276,432	7,208	2.61	269,748	5,839	2.17	274,975	3,146	1.14
Trading account liabilities	45,449	1,249	2.75	50,928	1,358	2.67	45,518	1,204	2.64
Long-term debt	201,623	6,700	3.32	200,399	6,915	3.45	194,882	5,667	2.91
Total interest-bearing liabilities	1,502,561	22,345	1.49	1,410,318	18,607	1.32	1,345,215	11,948	0.89
Noninterest-bearing sources:
Noninterest-bearing deposits	401,269			425,698			439,956
Other liabilities (6)	234,111			224,482			212,173
Shareholders’ equity	267,889			264,748			271,289
Total liabilities and shareholders’ equity	$2,405,830			$2,325,246			$2,268,633
Net interest spread			2.03%			2.08%			2.13%
Impact of noninterest-bearing sources			0.40			0.37			0.27
Net interest income/yield on earning assets (7)		$49,486	2.43%		$48,772	2.45%		$46,164	2.40%

(1)	Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 74.

(2)	Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.

(3)	Includes assets of the Corporation's non-U.S. consumer credit card business, which was sold during the second quarter of 2017.

(4)	Includes non-U.S. consumer loans of $2.9 billion, $2.8 billion and $2.9 billion for 2019, 2018 and 2017, respectively.

(5)
Includes U.S. commercial real estate loans of $57.3 billion, $56.4 billion and $55.0 billion, and non-U.S. commercial real estate loans of $4.7 billion, $4.0 billion and $3.5 billion for 2019, 2018 and 2017, respectively.

(6)	Includes $35.5 billion, $30.4 billion and $30.3 billion of structured notes and liabilities for 2019, 2018 and 2017, respectively.

(7)	Net interest income includes FTE adjustments of $595 million, $610 million and $925 million for 2019, 2018 and 2017, respectively.

Bank of America 30

Table 9	Analysis of Changes in Net Interest Income - FTE Basis

	Due to Change in (1)		Net Change	Due to Change in (1)		Net Change
	Volume	Rate		Volume	Rate
(Dollars in millions)	From 2018 to 2019			From 2017 to 2018
Increase (decrease) in interest income
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$(193)	$90	$(103)	$109	$695	$804
Time deposits placed and other short-term investments	—	(9)	(9)	(53)	28	(25)
Federal funds sold and securities borrowed or purchased under agreements to resell	347	1,320	1,667	230	1,140	1,370
Trading account assets	563	(195)	368	134	149	283
Debt securities	135	(55)	80	44	1,167	1,211
Loans and leases:
Residential mortgage	447	(90)	357	329	134	463
Home equity	(446)	67	(379)	(350)	315	(35)
Credit card	(17)	604	587	339	449	788
Non-U.S. credit card (2)	—	—	—	(358)	—	(358)
Direct/Indirect and other consumer	(76)	233	157	(82)	452	370
Total consumer			722			1,228
U.S. commercial	665	414	1,079	402	1,770	2,172
Non-U.S. commercial	209	118	327	71	583	654
Commercial real estate	75	48	123	70	432	502
Commercial lease financing	(28)	48	20	(5)	(3)	(8)
Total commercial			1,549			3,320
Total loans and leases			2,271			4,548
Other earning assets	(417)	595	178	(18)	1,094	1,076
Total interest income			$4,452			$9,267
Increase (decrease) in interest expense
U.S. interest-bearing deposits:
Savings	$(1)	$—	$(1)	$—	$1	$1
NOW and money market deposit accounts	254	1,581	1,835	74	1,689	1,763
Consumer CDs and IRAs	29	285	314	(13)	49	36
Negotiable CDs, public funds and other deposits	320	96	416	132	505	637
Total U.S. interest-bearing deposits			2,564			2,437
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	(6)	(13)	(19)	(1)	19	18
Governments and official institutions	—	—	—	(2)	(8)	(10)
Time, savings and other	41	107	148	26	93	119
Total non-U.S. interest-bearing deposits			129			127
Total interest-bearing deposits			2,693			2,564
Federal funds purchased, securities loaned or sold under agreements to repurchase, short-term borrowings and other interest-bearing liabilities	160	1,209	1,369	(71)	2,764	2,693
Trading account liabilities	(145)	36	(109)	140	14	154
Long-term debt	41	(256)	(215)	165	1,083	1,248
Total interest expense			3,738			6,659
Net increase in net interest income (3)			$714			$2,608

(1)
The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of change attributable to the variance in rate for that category. The unallocated change in rate or volume variance is allocated between the rate and volume variances.

(2)	The Corporation sold its non-U.S. credit card business in the second quarter of 2017.

(3)	Includes decreases in FTE basis adjustments of $15 million from 2018 to 2019 and $315 million from 2017 to 2018.

31 Bank of America

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

Bank of America Corporation
Consumer Banking
Global Wealth & Investment Management
Global Banking
Global Markets
All Other
Deposits
Consumer Deposits
Merrill Edge
Small Business Client Management
Consumer Lending
Consumer and Small Business Credit Card
Debit Card
Core Consumer Real Estate Loans
Consumer Vehicle Lending
Merrill Lynch Global Wealth Management
Bank of America Private Bank
Global Investment Banking
Global Corporate Banking
Global Commercial Banking
Business Banking
Fixed Income, Currencies and Commodities Markets
Equity Markets
ALM Activities
Non-Core Mortgage Loans
MSR Valuations
Liquidating Businesses
Equity Investments
Corporate Activities and Residual Expense Allocations
Accounting Reclassifications and Eliminations

We periodically review capital allocated to our businesses and allocate capital annually during the strategic and capital planning processes. We utilize a methodology that considers the effect of regulatory capital requirements in addition to internal risk-based capital models. Our internal risk-based capital models use a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk on page 42. The capital allocated to the business segments is referred to as allocated capital. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. For more information, including the definition of a reporting unit, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.
For more information on our presentation of financial information on an FTE basis, see Supplemental Financial Data on page 27, and for reconciliations to consolidated total revenue, net income and year-end total assets, see Note 24 – Business Segment Information to the Consolidated Financial Statements.

Bank of America 32

Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
(Dollars in millions)	2019	2018	2019	2018	2019	2018	% Change
Net interest income	$16,904	$15,939	$11,254	$11,086	$28,158	$27,025	4%
Noninterest income:
Card income	(33)	(33)	5,117	5,135	5,084	5,102	—
Service charges	4,217	4,298	2	2	4,219	4,300	(2)
All other income	832	762	294	429	1,126	1,191	(5)
Total noninterest income	5,016	5,027	5,413	5,566	10,429	10,593	(2)
Total revenue, net of interest expense	21,920	20,966	16,667	16,652	38,587	37,618	3

Provision for credit losses	269	195	3,503	3,469	3,772	3,664	3
Noninterest expense	10,682	10,657	6,936	7,015	17,618	17,672	—
Income before income taxes	10,969	10,114	6,228	6,168	17,197	16,282	6
Income tax expense	2,687	2,578	1,526	1,572	4,213	4,150	2
Net income	$8,282	$7,536	$4,702	$4,596	$12,984	$12,132	7

Effective tax rate (1)					24.5%	25.5%

Net interest yield	2.40%	2.34%	3.80%	3.97%	3.81	3.77
Return on average allocated capital	69	63	19	18	35	33
Efficiency ratio	48.73	50.83	41.61	42.12	45.66	46.98

Balance Sheet

Average
Total loans and leases	$5,373	$5,233	$295,562	$278,574	$300,935	$283,807	6%
Total earning assets (2)	703,444	682,592	296,051	279,217	738,770	717,189	3
Total assets (2)	735,232	710,925	306,169	290,068	780,676	756,373	3
Total deposits	702,908	678,640	5,368	5,533	708,276	684,173	4
Allocated capital	12,000	12,000	25,000	25,000	37,000	37,000	—

Year end
Total loans and leases	$5,472	$5,470	$311,942	$288,865	$317,414	$294,335	8%
Total earning assets (2)	724,536	694,672	312,684	289,249	760,137	728,813	4
Total assets (2)	758,385	724,019	322,717	299,970	804,019	768,881	5
Total deposits	725,598	691,666	5,080	4,480	730,678	696,146	5

(1)	Estimated at the segment level only.

(2)
In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.

Consumer Banking, which is comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. Deposits and Consumer Lending include the net impact of migrating customers and their related deposit, brokerage asset and loan balances between Deposits, Consumer Lending and GWIM, as well as other client-managed businesses. Our customers and clients have access to a coast to coast network including financial centers in 38 states and the District of Columbia. Our network includes approximately 4,300 financial centers, approximately 16,800 ATMs, nationwide call centers, and leading digital banking platforms with more than 38 million active users, including over 29 million active mobile users.
Consumer Banking Results
Net income for Consumer Banking increased $852 million to $13.0 billion in 2019 compared to 2018 primarily driven by higher net interest income and lower noninterest expense, partially offset by lower noninterest income. Net interest income increased $1.1 billion to $28.2 billion primarily due to growth in deposits and loans. Noninterest income decreased $164 million to $10.4 billion driven by lower service charges and lower mortgage banking income, largely offset by higher results from ALM activities.
The provision for credit losses increased $108 million to $3.8 billion driven by overdrafts and portfolio seasoning in the credit card portfolio. Noninterest expense decreased $54 million to

$17.6 billion primarily driven by lower FDIC expense and operating efficiencies, partially offset by continued investment in the business.
The return on average allocated capital was 35 percent, up from 33 percent, driven by higher net income. For information on capital allocated to the business segments, see Business Segment Operations on page 32.
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

33 Bank of America

Net income for Deposits increased $746 million to $8.3 billion driven by higher net interest income. Net interest income increased $965 million to $16.9 billion primarily due to growth in deposits and pricing discipline. Noninterest income decreased $11 million to $5.0 billion primarily driven by lower service charges, largely offset by higher results from ALM activities.
The provision for credit losses increased $74 million to $269 million in 2019. Noninterest expense increased $25 million to $10.7 billion driven by continued investment in the business, partially offset by lower FDIC expense and operating efficiencies.
Average deposits increased $24.3 billion to $702.9 billion in 2019 driven by strong organic growth. Growth in checking and time deposits of $27.0 billion was partially offset by a decline in traditional savings and money market savings of $2.5 billion.

Key Statistics – Deposits

	2019	2018
Total deposit spreads (excludes noninterest costs) (1)	2.34%	2.14%

Year end
Consumer investment assets (in millions) (2)	$240,132	$185,881
Active digital banking users (units in thousands) (3)	38,266	36,264
Active mobile banking users (units in thousands)	29,174	26,433
Financial centers	4,300	4,341
ATMs	16,788	16,255

(1)	Includes deposits held in Consumer Lending.

(2)	Includes client brokerage assets, deposit sweep balances and AUM in Consumer Banking.

(3)	Active digital banking users represents mobile and/or online users.
Consumer investment assets increased $54 billion in 2019 driven by strong market performance and client flows. Active mobile banking users increased 3 million reflecting continuing changes in our customers’ banking preferences. The number of financial centers declined by a net 41 reflecting changes in customer preferences to self-service options as we continue to optimize our consumer banking network and improve our cost to serve.
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

Net income for Consumer Lending increased $106 million to $4.7 billion driven by higher net interest income and lower noninterest expense, partially offset by lower noninterest income. Net interest income increased $168 million to $11.3 billion driven by loan growth. Noninterest income decreased $153 million to $5.4 billion primarily driven by lower mortgage banking income and lower card income.
The provision for credit losses increased $34 million to $3.5 billion primarily driven by portfolio seasoning in the credit card portfolio. Noninterest expense decreased $79 million to $6.9 billion primarily driven by operating efficiencies.
Average loans increased $17.0 billion to $295.6 billion primarily driven by increases in residential mortgages and credit card, partially offset by lower home equity loans.

Key Statistics – Consumer Lending

(Dollars in millions)	2019	2018
Total credit card (1)
Gross interest yield	10.76%	10.12%
Risk-adjusted margin	8.28	8.25
New accounts (in thousands)	4,320	4,544
Purchase volumes	$277,852	$264,706
Debit card purchase volumes	$360,672	$338,810

(1)	Includes GWIM's credit card portfolio.
During 2019, the total credit card risk-adjusted margin increased 3 bps compared to 2018, primarily driven by a portfolio shift away from promotional-rate loans. Total credit card purchase volumes increased $13.1 billion to $277.9 billion, and debit card purchase volumes increased $21.9 billion to $360.7 billion, reflecting higher levels of consumer spending.

Key Statistics – Loan Production (1)

(Dollars in millions)	2019	2018
Total (2):
First mortgage	$72,467	$41,195
Home equity	11,131	14,869
Consumer Banking:
First mortgage	$49,179	$27,280
Home equity	9,755	13,251

(1)	The loan production amounts represent the unpaid principal balance of loans and, in the case of home equity, the principal amount of the total line of credit.

(2)	In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations in Consumer Banking and for the total Corporation increased $21.9 billion and $31.3 billion in 2019 primarily driven by a lower interest rate environment driving higher first-lien mortgage refinances.
Home equity production in Consumer Banking and for the total Corporation decreased $3.5 billion and $3.7 billion in 2019 primarily driven by lower demand.

Bank of America 34

Global Wealth & Investment Management

(Dollars in millions)	2019	2018	% Change
Net interest income	$6,504	$6,265	4%
Noninterest income:
Investment and brokerage services	11,870	11,959	(1)
All other income	1,163	1,229	(5)
Total noninterest income	13,033	13,188	(1)
Total revenue, net of interest expense	19,537	19,453	—

Provision for credit losses	82	86	(5)
Noninterest expense	13,823	14,015	(1)
Income before income taxes	5,632	5,352	5
Income tax expense	1,380	1,364	1
Net income	$4,252	$3,988	7

Effective tax rate	24.5%	25.5%

Net interest yield	2.33	2.41
Return on average allocated capital	29	28
Efficiency ratio	70.75	72.04

Balance Sheet

Average
Total loans and leases	$168,910	$161,342	5%
Total earning assets	279,684	259,808	8
Total assets	292,003	277,220	5
Total deposits	256,505	241,256	6
Allocated capital	14,500	14,500	—

Year end
Total loans and leases	$176,600	$164,854	7%
Total earning assets	287,212	287,199	—
Total assets	299,756	305,907	(2)
Total deposits	263,103	268,700	(2)
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
Bank of America Private Bank, together with MLGWM’s Private Wealth Management business, provides comprehensive wealth management solutions targeted to high net worth and ultra high net worth clients, as well as customized solutions to meet clients’ wealth structuring, investment management, trust and banking needs, including specialty asset management services.
Net income for GWIM increased $264 million to $4.3 billion due to lower noninterest expense and higher revenue. The operating margin was 29 percent compared to 28 percent in 2018.

Net interest income increased $239 million to $6.5 billion due to the impact of growth in deposits and loans.
Noninterest income, which primarily includes investment and brokerage services income, decreased $155 million to $13.0 billion. The decrease was primarily driven by declines in AUM pricing and transactional revenue, partially offset by the impact of positive AUM flows and higher market valuations.
Noninterest expense decreased $192 million to $13.8 billion, as investments for business growth were more than offset by lower amortization of intangibles and FDIC expense.
The return on average allocated capital was 29 percent, up from 28 percent, due to higher net income.
MLGWM revenue of $16.1 billion increased one percent primarily driven by higher net interest income and the impact of positive AUM flows and higher market valuations, partially offset by lower transactional volumes and AUM pricing.
Bank of America Private Bank revenue of $3.4 billion decreased one percent primarily due to lower net interest income.

35 Bank of America

Key Indicators and Metrics

(Dollars in millions, except as noted)	2019	2018
Revenue by Business
Merrill Lynch Global Wealth Management	$16,111	$15,998
Bank of America Private Bank	3,426	3,455
Total revenue, net of interest expense	$19,537	$19,453

Client Balances by Business, at year end
Merrill Lynch Global Wealth Management	$2,558,102	$2,193,562
Bank of America Private Bank	489,690	427,294
Total client balances	$3,047,792	$2,620,856

Client Balances by Type, at year end
Assets under management	$1,275,555	$1,072,234
Brokerage and other assets	1,372,733	1,162,997
Deposits	263,103	268,700
Loans and leases (1)	179,296	167,938
Less: Managed deposits in assets under management	(42,895)	(51,013)
Total client balances	$3,047,792	$2,620,856

Assets Under Management Rollforward
Assets under management, beginning of year	$1,072,234	$1,121,383
Net client flows	24,865	44,607
Market valuation/other	178,456	(93,756)
Total assets under management, end of year	$1,275,555	$1,072,234

Associates, at year end
Number of financial advisors	17,458	17,518
Total wealth advisors, including financial advisors	19,440	19,459
Total primary sales professionals, including financial advisors and wealth advisors	20,586	20,586

Merrill Lynch Global Wealth Management Metric
Financial advisor productivity (in thousands)	$1,082	$1,034

Bank of America Private Bank Metric, at year end
Primary sales professionals	1,766	1,748

(1)	Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.
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
Client balances increased $426.9 billion, or 16 percent, to $3.0 trillion at December 31, 2019 compared to December 31, 2018. The increase in client balances was primarily due to higher market valuations and positive net flows over the last year.

Bank of America 36

Global Banking

(Dollars in millions)	2019	2018	% Change
Net interest income	$10,675	$10,993	(3)%
Noninterest income:
Service charges	3,015	3,027	—
Investment banking fees	3,137	2,891	9
All other income	3,656	3,090	18
Total noninterest income	9,808	9,008	9
Total revenue, net of interest expense	20,483	20,001	2

Provision for credit losses	414	8	n/m
Noninterest expense	9,017	8,745	3
Income before income taxes	11,052	11,248	(2)
Income tax expense	2,984	2,923	2
Net income	$8,068	$8,325	(3)

Effective tax rate	27.0%	26.0%

Net interest yield	2.75	3.01
Return on average allocated capital	20	20
Efficiency ratio	44.02	43.72

Balance Sheet

Average
Total loans and leases	$374,304	$354,236	6%
Total earning assets	388,152	364,748	6
Total assets	443,083	425,675	4
Total deposits	362,731	336,337	8
Allocated capital	41,000	41,000	—

Year end
Total loans and leases	$379,268	$365,717	4%
Total earning assets	407,180	377,812	8
Total assets	464,032	442,330	5
Total deposits	383,180	360,248	6
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
Net income for Global Banking decreased $257 million to $8.1 billion in 2019 compared to 2018 primarily driven by higher provision for credit losses and noninterest expense partially offset by higher revenue.

Revenue increased $482 million to $20.5 billion driven by higher noninterest income, partially offset by lower net interest income. Net interest income decreased $318 million to $10.7 billion primarily due to the allocation of ALM results and credit spread compression, partly offset by growth in loan and deposit balances.
Noninterest income increased $800 million to $9.8 billion primarily due to higher leasing-related revenue and investment banking fees. The provision for credit losses increased $406 million to $414 million primarily driven by reserve releases in 2018 primarily from energy exposures. Noninterest expense increased $272 million primarily due to continued investment in the business partially offset by lower FDIC expense.
The return on average allocated capital was 20 percent in 2019 and 2018. For information on capital allocated to the business segments, see Business Segment Operations on page 32.
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

37 Bank of America

The table below and following discussion present a summary of the results, which exclude certain investment banking activities in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
(Dollars in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Revenue
Business Lending	$3,994	$3,904	$4,132	$4,330	$363	$431	$8,489	$8,665
Global Transaction Services	3,994	3,832	3,499	3,346	1,064	987	8,557	8,165
Total revenue, net of interest expense	$7,988	$7,736	$7,631	$7,676	$1,427	$1,418	$17,046	$16,830

Balance Sheet

Average
Total loans and leases	$177,713	$163,516	$181,485	$174,279	$15,058	$16,432	$374,256	$354,227
Total deposits	177,924	163,559	144,620	135,337	40,196	37,462	362,740	336,358

Year end
Total loans and leases	$181,409	$174,378	$182,727	$175,937	$15,152	$15,402	$379,288	$365,717
Total deposits	185,352	173,183	157,322	149,118	40,504	37,973	383,178	360,274
Business Lending revenue decreased $176 million in 2019 compared to 2018. The decrease was primarily driven by the allocation of ALM results, partly offset by higher leasing-related revenue.
Global Transaction Services revenue increased $392 million in 2019 compared to 2018 driven by the impact of higher deposit balances.
Average loans and leases increased six percent in 2019 compared to 2018 driven by growth in the commercial and industrial portfolio. Average deposits increased eight percent due to growth in domestic and international interest-bearing balances.
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

Investment Banking Fees

	Global Banking		Total Corporation
(Dollars in millions)	2019	2018	2019	2018
Products
Advisory	$1,336	$1,153	$1,460	$1,258
Debt issuance	1,348	1,326	3,107	3,084
Equity issuance	453	412	1,259	1,183
Gross investment banking fees	3,137	2,891	5,826	5,525
Self-led deals	(62)	(68)	(184)	(198)
Total investment banking fees	$3,075	$2,823	$5,642	$5,327
Total Corporation investment banking fees, excluding self-led deals, of $5.6 billion, which are primarily included within Global Banking and Global Markets, increased six percent due to increases in advisory fees as well as higher equity issuance fees.

Bank of America 38

Global Markets

(Dollars in millions)	2019	2018	% Change
Net interest income	$3,915	$3,857	2%
Noninterest income:
Investment and brokerage services	1,738	1,780	(2)
Investment banking fees	2,288	2,296	—
Market making and similar activities	7,065	7,260	(3)
All other income	608	990	(39)
Total noninterest income	11,699	12,326	(5)
Total revenue, net of interest expense	15,614	16,183	(4)

Provision for credit losses	(9)	—	n/m
Noninterest expense	10,722	10,835	(1)
Income before income taxes	4,901	5,348	(8)
Income tax expense	1,397	1,390	1
Net income	$3,504	$3,958	(11)

Effective tax rate	28.5%	26.0%

Return on average allocated capital	10	11
Efficiency ratio	68.67	66.96

Balance Sheet
Average
Trading-related assets:
Trading account securities	$246,335	$215,112	15%
Reverse repurchases	116,883	125,084	(7)
Securities borrowed	83,216	78,889	5
Derivative assets	43,271	46,047	(6)
Total trading-related assets	489,705	465,132	5
Total loans and leases	71,334	72,651	(2)
Total earning assets	476,225	473,383	1
Total assets	679,297	666,000	2
Total deposits	31,380	31,209	1
Allocated capital	35,000	35,000	—

Year end
Total trading-related assets	$452,496	$447,998	1%
Total loans and leases	72,993	73,928	(1)
Total earning assets	471,701	457,224	3
Total assets	641,806	641,923	—
Total deposits	34,676	37,841	(8)
n/m = not meaningful
Global Markets offers sales and trading services and research services to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in a broad range of financial products including government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, syndicated loans, MBS, commodities and asset-backed securities. The economics of certain investment banking and underwriting activities are shared primarily between Global Markets and Global Banking under an internal revenue-sharing arrangement. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For information on investment banking fees on a consolidated basis, see page 38.

The following explanations for year-over-year changes in results for Global Markets, including those disclosed under Sales and Trading Revenue, exclude net DVA, but the explanations would be the same if net DVA was included.
Net income for Global Markets decreased $454 million to $3.5 billion in 2019 compared to 2018. Net DVA losses were $222 million compared to losses of $162 million in 2018. Excluding net DVA, net income decreased $408 million to $3.7 billion. These decreases were primarily driven by a decrease in revenue, partially offset by lower noninterest expense.
Revenue declined $569 million to $15.6 billion as sales and trading revenue decreased $492 million, and excluding net DVA, decreased $432 million. These decreases were primarily driven by a decline in Equities revenue. Noninterest expense decreased $113 million to $10.7 billion, primarily driven by lower revenue-related expenses.
Average total assets increased $13.3 billion to $679.3 billion, primarily due to increased levels of inventory in fixed-income, currencies and commodities (FICC) to facilitate expected client demand. Year-end total assets were largely unchanged at $641.8 billion.
The return on average allocated capital was 10 percent, down from 11 percent, reflecting lower net income. For information on

39 Bank of America

capital allocated to the business segments, see Business Segment Operations on page 32.
Sales and Trading Revenue
Sales and trading revenue includes unrealized and realized gains and losses on trading and other assets which are included in market making and similar activities, net interest income, and fees primarily from commissions on equity securities. Sales and trading revenue is segregated into fixed-income (government debt obligations, investment and non-investment grade corporate debt obligations, commercial MBS, residential mortgage-backed securities, collateralized loan obligations, interest rate and credit derivative contracts), currencies (interest rate and foreign exchange contracts), commodities (primarily futures, forwards, swaps and options) and equities (equity-linked derivatives and cash equity activity). The following table and related discussion present sales and trading revenue, substantially all of which is in Global Markets, with the remainder in Global Banking. In addition, the following table and related discussion present sales and trading revenue, excluding net DVA, which is a non-GAAP financial measure. For more information on net DVA, see Supplemental Financial Data on page 27.

Sales and Trading Revenue (1, 2, 3)

(Dollars in millions)	2019	2018
Sales and trading revenue (2)
Fixed-income, currencies and commodities	$8,188	$8,271
Equities	4,491	4,900
Total sales and trading revenue	$12,679	$13,171

Sales and trading revenue, excluding net DVA (4)
Fixed-income, currencies and commodities	$8,396	$8,413
Equities	4,505	4,920
Total sales and trading revenue, excluding net DVA	$12,901	$13,333

(1)	For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.

(2)	Includes FTE adjustments of $189 million and $248 million for 2019 and 2018.

(3)	Includes Global Banking sales and trading revenue of $533 million and $421 million for 2019 and 2018.

(4)
FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA losses were $208 million and $142 million for 2019 and 2018. Equities net DVA losses were $14 million and $20 million for 2019 and 2018.

FICC revenue decreased $17 million. Equities revenue decreased $415 million driven by under performance in equity derivatives compared to a strong prior year which benefited from higher client activity and a more volatile market environment.
All Other

(Dollars in millions)	2019	2018	% Change
Net interest income	$234	$632	(63)%
Noninterest income (loss)	(2,616)	(2,257)	16
Total revenue, net of interest expense	(2,382)	(1,625)	47

Provision for credit losses	(669)	(476)	41
Noninterest expense	3,720	1,887	97
Loss before income taxes	(5,433)	(3,036)	79
Income tax benefit	(4,055)	(2,780)	46
Net loss	$(1,378)	$(256)	n/m

Balance Sheet

Average
Total loans and leases	$42,933	$61,013	(30)%
Total assets (1)	210,771	199,978	5
Total deposits	21,434	21,966	(2)

Year end
Total loans and leases	$37,151	$48,061	(23)%
Total assets (1)	224,466	195,466	15
Total deposits	23,166	18,541	25

(1)
In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were 544.2 billion and $517.0 billion for 2019 and 2018, and year-end allocated assets were $565.3 billion and $540.8 billion at December 31, 2019 and 2018.

n/m = not meaningful
All Other consists of ALM activities, equity investments, non-core mortgage loans and servicing activities, liquidating businesses and certain expenses not otherwise allocated to a business segment. ALM activities encompass certain residential mortgages, debt securities, and interest rate and foreign currency risk management activities. Substantially all of the results of ALM activities are allocated to our business segments. For more information on our ALM activities, see Note 24 – Business Segment Information to the Consolidated Financial Statements. Equity investments include our merchant services joint venture, as well as a portfolio of equity, real estate and other alternative investments. For information on our merchant services joint venture, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.

Residential mortgage loans that are held for ALM purposes, including interest rate or liquidity risk management, are classified as core and are presented on the balance sheet of All Other. During 2019, residential mortgage loans held for ALM activities decreased $3.2 billion to $21.7 billion primarily as a result of payoffs and paydowns. Non-core residential mortgage and home equity loans, which are principally runoff portfolios, are also held in All Other. During 2019, total non-core loans decreased $7.8 billion to $15.7 billion due primarily to payoffs, paydowns and sales, as well as Federal Housing Administration (FHA) loan conveyances, partially offset by repurchases. For more information on the composition of the core and non-core portfolios, see Consumer Portfolio Credit Risk Management on page 54.

Bank of America 40

The net loss for All Other increased $1.1 billion to a net loss of $1.4 billion, primarily driven by the $2.1 billion pretax impairment charge disclosed in Executive Summary – Recent Developments – Merchant Services Joint Venture, as well as lower revenue, partially offset by a higher benefit in the provision for credit losses.
Revenue decreased $757 million due to lower net interest income and an increase in the loss in noninterest income. Net interest income decreased $398 million due to the impact of non-core consumer real estate loan sales and portfolio run-off. The loss in noninterest income increased $359 million primarily due to lower gains on sales of non-core consumer loans and higher partnership losses associated with an increase in tax-advantaged investments, partially offset by a $729 million charge related to the redemption of certain trust preferred securities in 2018.
Noninterest expense increased $1.8 billion to $3.7 billion primarily due to the aforementioned $2.1 billion pretax impairment charge.
The income tax benefit was $4.1 billion compared to a benefit of $2.8 billion in 2018. The increase in the tax benefit was primarily driven by the tax effect of the higher pretax loss, the positive impact from the resolution of various tax controversy matters and a higher level of income tax credits. Both years included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.
Off-Balance Sheet Arrangements and Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Purchase obligations are defined as obligations that are legally binding agreements whereby we agree to purchase products or services with a specific minimum quantity at a fixed, minimum or variable price over a specified period of time. Included in purchase obligations are vendor contracts, the most significant of which include communication services, processing services and software contracts. Debt, lease and other obligations are more fully discussed in Note 12 – Long-term Debt and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.
Other long-term liabilities include our contractual funding obligations related to the Non-U.S. Pension Plans and Nonqualified and Other Pension Plans (together, the Plans). Obligations to the Plans are based on the current and projected obligations of the Plans, performance of the Plans’ assets, and any participant contributions, if applicable. During 2019 and 2018, we contributed $135 million and $156 million to the Plans, and we expect to make $128 million of contributions during 2020. The Plans are more fully discussed in Note 18 – Employee Benefit Plans to the Consolidated Financial Statements.
We enter into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of our customers. For a summary of the total unfunded, or off-balance sheet, credit extension commitment amounts by expiration date, see Credit Extension Commitments in Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.
We also utilize variable interest entities (VIEs) in the ordinary course of business to support our financing and investing needs as well as those of our customers. For more information on our involvement with unconsolidated VIEs, see Note 7 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements.
Table 10 includes certain contractual obligations at December 31, 2019 and 2018.

Table 10	Contractual Obligations

		December 31, 2019					December 31 2018
(Dollars in millions)		Due in One Year or Less	Due After One Year Through Three Years	Due After Three Years Through Five Years	Due After Five Years	Total	Total
Long-term debt		$24,151	$46,049	$47,096	$123,560	$240,856	$229,392
Operating lease obligations		1,966	3,265	2,338	4,225	11,794	15,770
Purchase obligations		1,272	1,126	401	731	3,530	4,048
Time deposits		68,351	4,612	1,463	247	74,673	61,039
Other long-term liabilities		1,670	1,056	714	659	4,099	3,933
Estimated interest expense on long-term debt and time deposits (1)		5,571	8,073	6,870	23,871	44,385	56,852
Total contractual obligations		$102,981	$64,181	$58,882	$153,293	$379,337	$371,034

(1)
Represents forecasted net interest expense on long-term debt and time deposits based on interest rates at December 31, 2019 and 2018. Forecasts are based on the contractual maturity dates of each liability, and are net of derivative hedges, where applicable.

41 Bank of America

Representations and Warranties Obligations
For information on representations and warranties obligations in connection with the sale of mortgage loans, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.
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
Our lines of business operate with risk limits (which may include credit, market and/or operational limits, as applicable) that align with the Corporation’s risk appetite. Executive management is responsible for tracking and reporting performance measurements as well as any exceptions to guidelines or limits. The Board, and its committees when appropriate, oversee financial performance, execution of the strategic and financial operating plans, adherence to risk appetite limits and the adequacy of internal controls.
For a more detailed discussion of our risk management activities, see the discussion below and pages 45 through 77.
Risk Management Governance
The Risk Framework describes delegations of authority whereby the Board and its committees may delegate authority to management-level committees or executive officers. Such delegations may authorize certain decision-making and approval functions, which may be evidenced in, for example, committee charters, job descriptions, meeting minutes and resolutions.

Bank of America 42

The chart below illustrates the inter-relationship among the Board, Board committees and management committees that have the majority of risk oversight responsibilities for the Corporation.
(1) Reports to the CEO and CFO with oversight by the Audit Committee
Board of Directors and Board Committees
The Board is composed of 17 directors, all but one of whom are independent. The Board authorizes management to maintain an effective Risk Framework, and oversees compliance with safe and sound banking practices. In addition, the Board or its committees conduct inquiries of, and receive reports from management on risk-related matters to assess scope or resource limitations that could impede the ability of Independent Risk Management (IRM) and/or Corporate Audit to execute its responsibilities. The Board committees discussed below have the principal responsibility for enterprise-wide oversight of our risk management activities. Through these activities, the Board and applicable committees are provided with information on our risk profile and oversee executive management addressing key risks we face. Other Board committees, as described below, provide additional oversight of specific risks.
Each of the committees shown on the above chart regularly reports to the Board on risk-related matters within the committee’s responsibilities, which is intended to collectively provide the Board with integrated insight about our management of enterprise-wide risks.
Audit Committee
The Audit Committee oversees the qualifications, performance and independence of the Independent Registered Public Accounting Firm, the performance of our corporate audit function, the integrity of our consolidated financial statements, our compliance with legal and regulatory requirements, and makes inquiries of management or the Chief Audit Executive (CAE) to determine whether there are scope or resource limitations that impede the ability of Corporate Audit to execute its responsibilities. The Audit Committee is also responsible for overseeing compliance risk pursuant to the New York Stock Exchange listing standards.
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

Other Board Committees
Our Corporate Governance, ESG, and Sustainability Committee oversees our Board’s governance processes, identifies and reviews the qualifications of potential Board members, recommends nominees for election to our Board, recommends committee appointments for Board approval and reviews our Environmental, Social and Governance and stockholder engagement activities.
Our Compensation and Human Capital Committee oversees establishing, maintaining and administering our compensation programs and employee benefit plans, including approving and recommending our Chief Executive Officer’s (CEO) compensation to our Board for further approval by all independent directors; reviewing and approving all of our executive officers’ compensation, as well as compensation for non-management directors; and reviewing certain other human capital management topics.
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

43 Bank of America

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
Three organizational units that include FLU activities and control function activities, but are not part of IRM are first, the Chief Financial Officer (CFO) Group; second, Environmental, Social and Governance (ESG), Capital Deployment (CD) and Public Policy (PP); and third, the Chief Administrative Officer (CAO) Group.
Independent Risk Management
IRM is part of our control functions and includes Global Risk Management. We have other control functions that are not part of IRM (other control functions may also provide oversight to FLU activities), including Legal, Global Human Resources and certain activities within the CFO Group; ESG, CD and PP; and CAO Group. IRM, led by the Chief Risk Officer (CRO), is responsible for independently assessing and overseeing risks within FLUs and other control functions. IRM establishes written enterprise policies and procedures that include concentration risk limits, where appropriate. Such policies and procedures outline how aggregate risks are identified, measured, monitored and controlled.
The CRO has the stature, authority and independence to develop and implement a meaningful risk management framework. The CRO has unrestricted access to the Board and reports directly to both the ERC and to the CEO. Global Risk Management is organized into horizontal risk teams that cover a specific risk area and vertical CRO teams that cover a particular front line unit or control function. These teams work collaboratively in executing their respective duties.
Corporate Audit
Corporate Audit and the CAE maintain their independence from the FLUs, IRM and other control functions by reporting directly to the Audit Committee or the Board. The CAE administratively reports to the CEO. Corporate Audit provides independent assessment and validation through testing of key processes and controls across the Corporation. Corporate Audit includes Credit Review which periodically tests and examines credit portfolios and processes.
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
The formal processes used to manage risk represent a part of our overall risk management process. We instill a strong and comprehensive culture of managing risk well through communications, training, policies, procedures and organizational roles and responsibilities. Establishing a culture reflective of our purpose to help make our customers’ financial lives better and delivering our responsible growth strategy is also critical to effective risk management. We understand that improper actions, behaviors or practices that are illegal, unethical or contrary to our core values could result in harm to the Corporation, our shareholders or our customers, damage the integrity of the financial markets, or negatively impact our reputation, and have established protocols and structures so that such conduct risk is governed and reported across the Corporation. Specifically, our Code of Conduct provides a framework for all of our employees to conduct themselves with the highest integrity. Additionally, we continue to strengthen the link between the employee performance management process and individual compensation to encourage employees to work toward enterprise-wide risk goals.

Bank of America 44

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
We periodically review capital allocated to our businesses and allocate capital annually during the strategic and capital planning processes. For more information, see Business Segment Operations on page 32.
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and requests for capital actions on an annual basis, consistent with the rules governing the Comprehensive Capital Analysis and Review (CCAR) capital plan.
On June 27, 2019, following the Federal Reserve’s non-objection to our 2019 CCAR capital plan, the Board authorized the repurchase of approximately $30.9 billion in common stock from July 1, 2019 through June 30, 2020, which includes approximately $900 million to offset shares awarded under equity-based compensation plans during the same period. During 2019, pursuant to the Board’s authorizations, including those related to our 2018 CCAR capital plan that expired June 30, 2019, we repurchased $28.1 billion of common stock, which includes common stock repurchases to offset equity-based compensation awards. At December 31, 2019, our remaining stock repurchase authorization was $15.6 billion.
Our stock repurchases are subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price and general

45 Bank of America

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
The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and risk-weighted assets under both the Standardized and Advanced approaches. The approach that yields the lower ratio is used to assess capital adequacy including under the PCA framework. As of December 31, 2019, the Common equity tier 1 (CET1) and Tier 1 capital ratios for the Corporation were lower under the Standardized approach whereas the Advanced approaches yielded a lower Total capital ratio.
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
Capital Composition and Ratios
Table 11 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2019 and 2018. As of the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Bank of America 46

Table 11	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach	Advanced Approaches	Regulatory Minimum (1)
(Dollars in millions, except as noted)	December 31, 2019
Risk-based capital metrics:
Common equity tier 1 capital	$166,760	$166,760
Tier 1 capital	188,492	188,492
Total capital (2)	221,230	213,098
Risk-weighted assets (in billions)	1,493	1,447
Common equity tier 1 capital ratio	11.2%	11.5%	9.5%
Tier 1 capital ratio	12.6	13.0	11.0
Total capital ratio	14.8	14.7	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (3)	$2,374	$2,374
Tier 1 leverage ratio	7.9%	7.9%	4.0

SLR leverage exposure (in billions)		$2,946
SLR		6.4%	5.0

	December 31, 2018
Risk-based capital metrics:
Common equity tier 1 capital	$167,272	$167,272
Tier 1 capital	189,038	189,038
Total capital (2)	221,304	212,878
Risk-weighted assets (in billions)	1,437	1,409
Common equity tier 1 capital ratio	11.6%	11.9%	8.25%
Tier 1 capital ratio	13.2	13.4	9.75
Total capital ratio	15.4	15.1	11.75

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (3)	$2,258	$2,258
Tier 1 leverage ratio	8.4%	8.4%	4.0

SLR leverage exposure (in billions)		$2,791
SLR		6.8%	5.0

(1)
The capital conservation buffer and G-SIB surcharge were 2.5 percent at December 31, 2019 and 1.875 percent at December 31, 2018. The countercyclical capital buffer for both periods was zero. The SLR minimum includes a leverage buffer of 2.0 percent.

(2)	Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.

(3)	Reflects total average assets adjusted for certain Tier 1 capital deductions.
At December 31, 2019, CET1 capital and Total capital under the Advanced approaches were relatively unchanged compared to December 31, 2018. Risk-weighted assets under the Standardized approach, which yielded the lower CET1 capital ratio at December 31, 2019, increased $56.3 billion during 2019 to $1,493 billion primarily due to loan growth and increased client activity in Global Markets and Global Banking.
Table 12 shows the capital composition at December 31, 2019 and 2018.

Table 12	Capital Composition under Basel 3

		December 31
(Dollars in millions)		2019	2018
Total common shareholders’ equity		$241,409	$242,999
Goodwill, net of related deferred tax liabilities		(68,570)	(68,572)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(5,193)	(5,981)
Intangibles, other than mortgage servicing rights and goodwill, net of related deferred tax liabilities		(1,328)	(1,294)
Other		442	120
Common equity tier 1 capital		166,760	167,272
Qualifying preferred stock, net of issuance cost		22,329	22,326
Other		(597)	(560)
Tier 1 capital		188,492	189,038
Tier 2 capital instruments		22,538	21,887
Eligible credit reserves included in Tier 2 capital		2,097	1,972
Other		(29)	(19)
Total capital under the Advanced approaches		$213,098	$212,878

47 Bank of America

Table 13 shows the components of risk-weighted assets as measured under Basel 3 at December 31, 2019 and 2018.

Table 13	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
		December 31
(Dollars in billions)		2019		2018
Credit risk		$1,437	$858	$1,384	$827
Market risk		56	55	53	52
Operational risk		n/a	500	n/a	500
Risks related to credit valuation adjustments		n/a	34	n/a	30
Total risk-weighted assets		$1,493	$1,447	$1,437	$1,409
n/a = not applicable
Bank of America, N.A. Regulatory Capital
Table 14 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2019 and 2018. BANA met the definition of well capitalized under the PCA framework at both year ends.

Table 14	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach	Advanced Approaches	Regulatory Minimum (1)
(Dollars in millions, except as noted)	December 31, 2019
Risk-based capital metrics:
Common equity tier 1 capital	$154,626	$154,626
Tier 1 capital	154,626	154,626
Total capital (2)	166,567	158,665
Risk-weighted assets (in billions)	1,241	991
Common equity tier 1 capital ratio	12.5%	15.6%	7.0%
Tier 1 capital ratio	12.5	15.6	8.5
Total capital ratio	13.4	16.0	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (3)	$1,780	$1,780
Tier 1 leverage ratio	8.7%	8.7%	5.0

SLR leverage exposure (in billions)		$2,177
SLR		7.1%	6.0

	December 31, 2018
Risk-based capital metrics:
Common equity tier 1 capital	$149,824	$149,824
Tier 1 capital	149,824	149,824
Total capital (2)	161,760	153,627
Risk-weighted assets (in billions)	1,195	959
Common equity tier 1 capital ratio	12.5%	15.6%	6.5%
Tier 1 capital ratio	12.5	15.6	8.0
Total capital ratio	13.5	16.0	10.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (3)	$1,719	$1,719
Tier 1 leverage ratio	8.7%	8.7%	5.0

SLR leverage exposure (in billions)		$2,112
SLR		7.1%	6.0

(1)
Risk-based capital regulatory minimums at December 31, 2019 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends and risk-based capital ratios as of December 31, 2018 are the percent required to be considered well capitalized under the PCA framework.

(2)	Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.

(3)	Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Effective January 1, 2019, the Corporation is subject to the Federal Reserve’s final rule requiring G-SIBs to maintain minimum levels of total loss-absorbing capacity (TLAC) and long-term debt. TLAC consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments. Table 15 presents the Corporation's TLAC and long-term debt ratios and related information as of December 31, 2019.

Bank of America 48

Table 15	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC	Regulatory Minimum (1)	Long-term Debt	Regulatory Minimum (2)
(Dollars in millions)	December 31, 2019
Total eligible balance	$367,449		$171,349
Percentage of risk-weighted assets (3)	24.6%	22.0%	11.5%	8.5%
Percentage of SLR leverage exposure	12.5	9.5	5.8	4.5

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

(2)
The long-term debt risk-weighted assets regulatory minimum is comprised of 6.0 percent plus an additional 2.5 percent requirement based on the Corporation’s method 2 G-SIB surcharge. The long-term debt leverage exposure regulatory minimum is 4.5 percent.

(3)	The approach that yields the higher risk-weighted assets is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of December 31, 2019.
Regulatory Capital and Securities Regulation
The Corporation’s principal U.S. broker-dealer subsidiaries are BofA Securities, Inc. (BofAS), Merrill Lynch Professional Clearing Corp. (MLPCC) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (MLPF&S). BofAS was formed as a result of the reorganization of MLPF&S which was completed in May 2019. The Corporation's principal European broker-dealer subsidiaries are Merrill Lynch International (MLI) and BofA Securities Europe SA (BofASE).
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
BofAS provides institutional services, and in accordance with the alternative net capital requirements, is required to maintain tentative net capital in excess of $1.0 billion and net capital in excess of the greater of $500 million or a certain percentage of its reserve requirement. BofAS must also notify the Securities and Exchange Commission (SEC) in the event its tentative net capital is less than $5.0 billion. BofAS is also required to hold a certain percentage of its risk-based margin in order to meet its CFTC minimum net capital requirement. At December 31, 2019, BofAS had tentative net capital of $12.5 billion. BofAS also had regulatory net capital of $10.4 billion which exceeded the minimum requirement of $2.4 billion.
MLPCC is a fully-guaranteed subsidiary of BofAS and provides clearing and settlement services. At December 31, 2019, MLPCC’s regulatory net capital of $5.3 billion exceeded the minimum requirement of $1.3 billion.
MLPF&S provides retail services. At December 31, 2019, MLPF&S' regulatory net capital was $4.1 billion which exceeded the minimum requirement of $102 million.
Our European broker-dealers are regulated by non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the FCA and is subject to certain regulatory capital requirements. At December 31, 2019, MLI’s capital resources were $34.8 billion, which exceeded the minimum Pillar 1 requirement of $13.9 billion. BofASE, a French investment firm, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and is subject to certain regulatory capital requirements. At December 31, 2019, BofASE's capital resources were $5.5 billion which exceeded the minimum Pillar 1 requirement of $1.3 billion.

Regulatory Developments
Revisions to Basel 3 to Address Current Expected Credit Loss Accounting
On January 1, 2020, the Corporation adopted the new accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Corporation's relevant financial assets. For more information, see Note 1 - Summary of Significant Accounting Principles to the Consolidated Financial Statements. Our adoption of the standard resulted in a decrease to the CET1 capital ratio of 17 bps, which will be phased in evenly, or approximately four bps per year, at the beginning of each year from January 1, 2020 through January 1, 2023 in accordance with transition provisions issued by the U.S. banking regulators.
Security-Based Swap Dealer Capital, Margin and Segregation Requirements
On June 21, 2019, the SEC published a final rule establishing capital, margin and segregation requirements for security-based swap dealers (SBSDs). The final rule increases the minimum net capital requirements for broker-dealers authorized to use internal models to compute alternative net capital (ANC broker-dealers). For ANC broker-dealers, the minimum tentative net capital requirement increased from $1.0 billion to $5.0 billion, and the net capital requirement was raised to the greater of $1.0 billion or two percent of the applicable risk-margin amount (initial margin maintained for cleared and non-cleared security-based swaps) plus two percent of certain customer-related assets. For stand-alone SBSDs that use models to calculate haircuts, the minimum tentative net capital requirement is $100 million and the minimum net capital requirement is the greater of $20 million or two percent of the risk-margin amount.
Capital Requirements for Swap Dealers
On December 10, 2019, the CFTC re-opened the comment period on its 2016 proposal to establish capital requirements for swap dealers and major swap participants that are not subject to existing U.S. prudential regulation. Under the proposal, applicable subsidiaries of the Corporation would be permitted to elect one of two approaches to compute their regulatory capital. The first approach is a bank-based capital approach which requires that firms maintain CET1 capital greater than or equal to the larger of 8.0 percent of the entity’s RWA as calculated under Basel 3, or 8.0 percent of the margin of the entity’s cleared and uncleared swaps, security-based swaps, futures and foreign futures positions. The second approach is based on net liquid assets and requires that a firm maintain net capital greater than or equal to 8.0 percent of the margin as described above. The proposal also includes liquidity and reporting requirements.

49 Bank of America

Single-Counterparty Credit Limits
The Federal Reserve established single-counterparty credit limits (SCCL) for BHCs with total consolidated assets of $250 billion or more. The SCCL rule is designed to ensure that the maximum possible loss that a BHC could incur due to the default of a single counterparty or a group of connected counterparties would not endanger the BHC’s survival, thereby reducing the probability of future financial crises. Beginning January 1, 2020, G-SIBs must calculate SCCL on a daily basis by dividing the aggregate net credit exposure to a given counterparty by the G-SIB’s Tier 1 capital, ensuring that exposures to other G-SIBs and nonbank financial institutions regulated by the Federal Reserve do not breach 15 percent of Tier 1 capital and exposures to most other counterparties do not breach 25 percent of Tier 1 capital. Certain exposures, including exposures to the U.S. government, U.S. government-sponsored entities and qualifying central counterparties, are exempt from the credit limits.
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
The Board approves our liquidity risk policy and the Financial Contingency and Recovery Plan. The ERC establishes our liquidity risk tolerance levels. The MRC is responsible for overseeing liquidity risks and directing management to maintain exposures within the established tolerance levels. The MRC reviews and monitors our liquidity position and stress testing results, approves certain liquidity risk limits and reviews the impact of strategic decisions on our liquidity. For more information, see Managing Risk on page 42. Under this governance framework, we have developed certain funding and liquidity risk management practices which include: maintaining liquidity at the parent company and selected subsidiaries, including our bank subsidiaries and other regulated entities; determining what amounts of liquidity are appropriate for these entities based on analysis of debt maturities and other potential cash outflows, including those that we may experience during stressed market conditions; diversifying funding sources, considering our asset profile and legal entity structure; and performing contingency planning.
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
Table 16 presents average GLS for the three months ended December 31, 2019 and 2018.

Table 16	Average Global Liquidity Sources

	Three Months Ended December 31
(Dollars in billions)	2019	2018
Parent company and NB Holdings	$59	$76
Bank subsidiaries	454	420
Other regulated entities	63	48
Total Average Global Liquidity Sources	$576	$544
Typically, parent company and NB Holdings liquidity is in the form of cash deposited with BANA.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Liquidity at bank subsidiaries excludes the cash deposited by the parent company and NB Holdings. Our bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain FHLBs and the Federal Reserve Discount Window. The cash we could have

Bank of America 50

obtained by borrowing against this pool of specifically-identified eligible assets was $372 billion and $344 billion at December 31, 2019 and 2018. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the parent company or nonbank subsidiaries may be subject to prior regulatory approval.
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
Table 17 presents the composition of average GLS for the three months ended December 31, 2019 and 2018.

Table 17	Average Global Liquidity Sources Composition

	Three Months Ended December 31
(Dollars in billions)	2019	2018
Cash on deposit	$103	$113
U.S. Treasury securities	98	81
U.S. agency securities and mortgage-backed securities	358	340
Non-U.S. government securities	17	10
Total Average Global Liquidity Sources	$576	$544
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $464 billion and $446 billion for the three months ended December 31, 2019 and 2018. For the same periods, the average consolidated LCR was 116 percent and 118 percent. Our LCR fluctuates due to normal business flows from customer activity.
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
We fund a substantial portion of our lending activities through our deposits, which were $1.43 trillion and $1.38 trillion at December 31, 2019 and 2018. Deposits are primarily generated by our Consumer Banking, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including credit card securitizations and securitizations with government-sponsored enterprises (GSE), the FHA and private-label investors, as well as FHLB loans.
Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions. We believe funding these activities in the secured financing markets is more cost-efficient and less sensitive to changes in our credit ratings than unsecured financing. Repurchase agreements are generally short-term and

51 Bank of America

often overnight. Disruptions in secured financing markets for financial institutions have occurred in prior market cycles which resulted in adverse changes in terms or significant reductions in the availability of such financing. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate. For more information on secured financing agreements, see Note 11 – Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash to the Consolidated Financial Statements.
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
Table 18 presents our long-term debt by major currency at December 31, 2019 and 2018.

Table 18	Long-term Debt by Major Currency

	December 31
(Dollars in millions)	2019	2018
U.S. dollar	$191,284	$180,724
Euro	32,781	34,328
British pound	5,067	5,450
Japanese yen	4,310	3,038
Canadian dollar	3,857	2,936
Australian dollar	1,957	1,722
Other	1,600	1,194
Total long-term debt	$240,856	$229,392
Total long-term debt increased $11.5 billion during 2019, primarily due to debt issuances and valuation adjustments, partially offset by maturities and redemptions. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.
During 2019, the Corporation issued $52.5 billion of long-term debt consisting of $29.3 billion of notes issued by Bank of America Corporation, substantially all of which was TLAC compliant, $10.9 billion of notes issued by Bank of America, N.A. and $12.3 billion of other debt, substantially all of which was structured liabilities. During 2018, the Corporation issued $64.4 billion of long-term debt consisting of $30.7 billion of notes issued by Bank of America Corporation, substantially all of which was TLAC compliant, $18.7 billion of notes issued by Bank of America, N.A. and $15.0 billion of other debt, substantially all of which was structured liabilities.
During 2019, the Corporation had total long-term debt maturities and redemptions in the aggregate of $50.6 billion consisting of $21.1 billion for Bank of America Corporation, $19.9 billion for Bank of America, N.A. and $9.6 billion of other debt. During 2018, the Corporation had total long-term debt maturities and redemptions in the aggregate of $53.3 billion consisting of $29.8 billion for Bank of America Corporation, $11.2 billion for Bank of America, N.A. and $12.3 billion of other debt.
At December 31, 2019, Bank of America Corporation's senior notes of $159.8 billion included $107.7 billion of outstanding notes that are both TLAC eligible and callable at least one year before their stated maturities. Of these senior notes, $7.4 billion will be callable and become TLAC ineligible during 2020, and $11.7 billion, $14.8 billion, $10.7 billion and $9.2 billion will do so during each of 2021 through 2024, respectively, and $53.9 billion thereafter.
We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For more information on our ALM activities, see Interest Rate Risk Management for the Banking Book on page 74.
We may issue unsecured debt in the form of structured notes for client purposes, certain of which qualify as TLAC-eligible debt. During 2019, we issued $9.6 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
Substantially all of our senior and subordinated debt obligations contain no provisions that could trigger a requirement for an early repayment, require additional collateral support, result in changes to terms, accelerate maturity or create additional financial obligations upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price. For more information on long-term debt funding, including issuances and maturities and redemptions, see Note 12 – Long-term Debt to the Consolidated Financial Statements.
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

Bank of America 52

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
On June 12, 2019, Fitch Ratings (Fitch) completed its periodic review of the 12 large, complex securities trading and universal banks, including Bank of America Corporation. The agency affirmed the long-term and short-term senior debt ratings of the Corporation and all of its rated subsidiaries, except Bank of America Merrill

Lynch International Designated Activity Company, which Fitch upgraded by one notch to AA-/F1+. The rating outlook for all long-term ratings is currently stable.
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
The ratings from Standard & Poor’s Global Ratings (S&P) for the Corporation and its subsidiaries did not change during 2019. The long-term and short-term debt ratings of BofAS and BofASE, which were initially rated by S&P during the first quarter 2019, also remained unchanged during the rest of 2019.
Table 19 presents the Corporation’s current long-term/short-term senior debt ratings and outlooks expressed by the rating agencies.

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
NR = not rated
A reduction in certain of our credit ratings or the ratings of certain asset-backed securitizations may have a material adverse effect on our liquidity, potential loss of access to credit markets, the related cost of funds, our businesses and on certain revenues, particularly in those businesses where counterparty creditworthiness is critical. In addition, under the terms of certain OTC derivative contracts and other trading agreements, in the event of downgrades of our or our rated subsidiaries’ credit ratings, the counterparties to those agreements may require us to provide additional collateral, or to terminate these contracts or agreements, which could cause us to sustain losses and/or adversely impact our liquidity. If the short-term credit ratings of our parent company, bank or broker-dealer subsidiaries were downgraded by one or more levels, the potential loss of access to short-term funding sources such as repo financing and the effect on our incremental cost of funds could be material.
While certain potential impacts are contractual and quantifiable, the full scope of the consequences of a credit rating downgrade to a financial institution is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a company’s long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties. For more information on potential impacts of credit rating downgrades, see Liquidity Risk – Liquidity Stress Analysis on page 51.

For more information on additional collateral and termination payments that could be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit rating downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements and Item 1A. Risk Factors.
Common Stock Dividends
For a summary of our declared quarterly cash dividends on common stock during 2019 and through February 19, 2020, see Note 14 – Shareholders’ Equity to the Consolidated Financial Statements.

Credit Risk Management
Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its obligations. Credit risk can also arise from operational failures that result in an erroneous advance, commitment or investment of funds. We define the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications including loans and leases, deposit overdrafts, derivatives, assets held-for-sale and unfunded lending commitments which include loan commitments, letters of credit and financial guarantees. Derivative positions are recorded at fair value and assets held-for-sale are recorded at either fair value or the lower of cost or fair value. Certain loans and unfunded commitments are accounted for under the fair value option. Credit risk for categories of assets carried at fair value is not accounted for as part of the allowance for credit losses but as part of the fair

53 Bank of America

value adjustments recorded in earnings. For derivative positions, our credit risk is measured as the net cost in the event the counterparties with contracts in which we are in a gain position fail to perform under the terms of those contracts. We use the current fair value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements and cash collateral. Our consumer and commercial credit extension and review procedures encompass funded and unfunded credit exposures. For more information on derivatives and credit extension commitments, see Note 3 – Derivatives and Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.
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
For more information on our credit risk management activities, see Consumer Portfolio Credit Risk Management below, Commercial Portfolio Credit Risk Management on page 60, Non-U.S. Portfolio on page 66, Provision for Credit Losses on page 68, Allowance for Credit Losses on page 68, and Note 5 – Outstanding Loans and Leases and Note 6 – Allowance for Credit Losses to the Consolidated Financial Statements.

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
Consumer Credit Portfolio
Improvement in home prices continued during 2019 resulting in improved credit quality compared to 2018. Net recoveries in the consumer real estate portfolio due primarily to non-core loan sales were partially offset by seasoning in the credit card portfolio compared to 2018.
Improved credit quality and continued loan balance runoff primarily in the non-core consumer real estate portfolio, partially offset by seasoning within the credit card portfolio, drove a $260 million decrease in the consumer allowance for loan and lease losses in 2019 to $4.5 billion. For more information, see Allowance for Credit Losses on page 68.
For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and troubled debt restructurings (TDRs) for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.
Table 20 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Table 20	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
		December 31
(Dollars in millions)		2019	2018	2019	2018	2019	2018
Residential mortgage (1)		$236,169	$208,557	$1,470	$1,893	$1,088	$1,884
Home equity		40,208	48,286	536	1,893	—	—
Credit card		97,608	98,338	n/a	n/a	1,042	994
Direct/Indirect consumer (2)		90,998	91,166	47	56	33	38
Other consumer		192	202	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$465,175	$446,549	$2,053	$3,842	$2,163	$2,916
Loans accounted for under the fair value option (3)		594	682
Total consumer loans and leases		$465,769	$447,231
Percentage of outstanding consumer loans and leases (4)		n/a	n/a	0.44%	0.86%	0.47%	0.65%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (4)		n/a	n/a	0.46	0.90	0.24	0.24

(1)
Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At December 31, 2019 and 2018, residential mortgage includes $740 million and $1.4 billion of loans on which interest had been curtailed by the FHA, and therefore were no longer accruing interest, although principal was still insured, and $348 million and $498 million of loans on which interest was still accruing.

(2)
Outstandings primarily include auto and specialty lending loans and leases of $50.4 billion and $50.1 billion, U.S. securities-based lending loans of $36.7 billion and $37.0 billion and non-U.S. consumer loans of $2.8 billion and $2.9 billion at December 31, 2019 and 2018.

(3)
Consumer loans accounted for under the fair value option include residential mortgage loans of $257 million and $336 million and home equity loans of $337 million and $346 million at December 31, 2019 and 2018. For more information on the fair value option, see Note 22 – Fair Value Option to the Consolidated Financial Statements.

(4)
Excludes consumer loans accounted for under the fair value option. At December 31, 2019 and 2018, $6 million and $12 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.

n/a = not applicable

Bank of America 54

Table 21 presents net charge-offs and related ratios for consumer loans and leases.

Table 21	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2019	2018	2019	2018
Residential mortgage	$(47)	$28	(0.02)%	0.01%
Home equity	(358)	(2)	(0.81)	—
Credit card	2,948	2,837	3.12	3.00
Direct/Indirect consumer	209	195	0.23	0.21
Other consumer	234	182	n/m	n/m
Total	$2,986	$3,240	0.66	0.72

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.
n/m = not meaningful
Table 22 presents outstandings, nonperforming balances, net charge-offs, allowance for loan and lease losses and provision for loan and lease losses for the core and non-core portfolios within the consumer real estate portfolio. We categorize consumer real estate loans as core and non-core based on loan and customer characteristics such as origination date, product type, loan-to-value (LTV), Fair Isaac Corporation (FICO) score and delinquency status consistent with our current consumer and mortgage servicing strategy. Generally, loans that were originated after January 1, 2010, qualified under GSE underwriting guidelines, or otherwise met our underwriting guidelines in place in 2015 are characterized as core loans. All other loans are generally characterized as non-core loans and represent runoff portfolios. Core loans as reported in Table 22 include loans held in the Consumer Banking and GWIM segments, as well as loans held for ALM activities in All Other.
As shown in Table 22, outstanding core consumer real estate loans increased $27.3 billion during 2019 driven by an increase of $32.1 billion in residential mortgage, partially offset by a $4.8 billion decrease in home equity.
During 2019, we sold $4.7 billion of consumer real estate loans, primarily non-core, compared to $11.6 billion in 2018.

Table 22	Consumer Real Estate Portfolio (1)

	Outstandings		Nonperforming
	December 31				Net Charge-offs
(Dollars in millions)	2019	2018	2019	2018	2019	2018
Core portfolio
Residential mortgage	$225,770	$193,695	$883	$1,010	$7	$11
Home equity	35,226	40,010	363	955	51	78
Total core portfolio	260,996	233,705	1,246	1,965	58	89
Non-core portfolio
Residential mortgage	10,399	14,862	587	883	(54)	17
Home equity	4,982	8,276	173	938	(409)	(80)
Total non-core portfolio	15,381	23,138	760	1,821	(463)	(63)
Consumer real estate portfolio
Residential mortgage	236,169	208,557	1,470	1,893	(47)	28
Home equity	40,208	48,286	536	1,893	(358)	(2)
Total consumer real estate portfolio	$276,377	$256,843	$2,006	$3,786	$(405)	$26

			Allowance for Loan and Lease Losses		Provision for Loan and Lease Losses
			December 31
			2019	2018	2019	2018
Core portfolio
Residential mortgage			$229	$214	$22	$7
Home equity			120	228	(58)	(60)
Total core portfolio			349	442	(36)	(53)
Non-core portfolio
Residential mortgage			96	208	(134)	(104)
Home equity			101	278	(510)	(335)
Total non-core portfolio			197	486	(644)	(439)
Consumer real estate portfolio
Residential mortgage			325	422	(112)	(97)
Home equity			221	506	(568)	(395)
Total consumer real estate portfolio			$546	$928	$(680)	$(492)

(1)
Outstandings and nonperforming loans exclude loans accounted for under the fair value option. Consumer loans accounted for under the fair value option include residential mortgage loans of $257 million and $336 million and home equity loans of $337 million and $346 million at December 31, 2019 and 2018. For more information, see Note 22 – Fair Value Option to the Consolidated Financial Statements.

55 Bank of America

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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 51 percent of consumer loans and leases at December 31, 2019. Approximately 50 percent of the residential mortgage portfolio was in Consumer Banking and 36 percent was in GWIM. The remaining portion was in All Other and was comprised of loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with the Government National Mortgage Association as well as loans repurchased related to our representations and warranties.
Outstanding balances in the residential mortgage portfolio increased $27.6 billion in 2019 as retention of new originations was partially offset by loan sales of $2.7 billion and runoff.
At December 31, 2019 and 2018, the residential mortgage portfolio included $18.7 billion and $20.1 billion of outstanding fully-insured loans, of which $11.2 billion and $14.0 billion had FHA insurance with the remainder protected by long-term standby agreements.
Table 23 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

Table 23	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
		December 31
(Dollars in millions)		2019	2018	2019	2018
Outstandings		$236,169	$208,557	$217,479	$188,427
Accruing past due 30 days or more		3,108	3,945	1,296	1,155
Accruing past due 90 days or more		1,088	1,884	—	—
Nonperforming loans		1,470	1,893	1,470	1,893
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		2%	2%	2%	2%
Refreshed LTV greater than 100		1	1	1	1
Refreshed FICO below 620		3	4	2	2
2006 and 2007 vintages (2)		4	6	4	6

(1)	Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.

(2)	These vintages of loans accounted for $365 million, or 25 percent, and $536 million, or 28 percent, of nonperforming residential mortgage loans at December 31, 2019 and 2018.
Nonperforming residential mortgage loans decreased $423 million in 2019 primarily driven by sales. Of the nonperforming residential mortgage loans at December 31, 2019, $616 million, or 42 percent, were current on contractual payments. Loans accruing past due 30 days or more increased $141 million.
Net charge-offs improved $75 million to a net recovery of $47 million in 2019 compared to net charge-offs of $28 million in 2018 primarily due to recoveries from the sales of previously charged-off loans and continued improvement in credit quality.
Of the $217.5 billion in total residential mortgage loans outstanding at December 31, 2019, as shown in Table 23, 26 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $7.4 billion, or 13 percent, at December 31, 2019. Residential mortgage loans that have entered the amortization period generally have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At December 31, 2019, $124 million, or two percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.3 billion, or one percent, for the entire residential mortgage portfolio. In addition, at December 31, 2019, $260 million, or four percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $108 million were contractually current, compared to $1.5 billion, or one percent, for the entire residential mortgage portfolio. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three to ten years. Approximately 94 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2022 or later.
Table 24 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 16 percent of outstandings at both December 31, 2019 and 2018. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent of outstandings at both December 31, 2019 and 2018.

Bank of America 56

Table 24	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)
	December 31				Net Charge-offs
(Dollars in millions)	2019	2018	2019	2018	2019	2018
California	$88,998	$76,323	$274	$314	$(22)	$(22)
New York	22,385	19,219	196	222	5	10
Florida	12,833	11,624	143	221	(12)	(6)
Texas	8,943	7,820	65	102	1	4
New Jersey	8,734	7,051	77	98	(4)	8
Other	75,586	66,390	715	936	(15)	34
Residential mortgage loans	$217,479	$188,427	$1,470	$1,893	$(47)	$28
Fully-insured loan portfolio	18,690	20,130
Total residential mortgage loan portfolio	$236,169	$208,557

(1)	Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

Home Equity
At December 31, 2019, the home equity portfolio made up nine percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. We no longer originate home equity loans or reverse mortgages.
At December 31, 2019, our HELOC portfolio had an outstanding balance of $37.5 billion, or 93 percent of the total home equity portfolio, compared to $44.3 billion, or 92 percent, at December 31, 2018. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans.
At December 31, 2019, our home equity loan portfolio had an outstanding balance of $1.2 billion, or three percent of the total home equity portfolio, compared to $1.8 billion, or four percent, at December 31, 2018. At December 31, 2019, our reverse mortgage portfolio had an outstanding balance of $1.5 billion, or four percent of the total home equity portfolio, compared to $2.2 billion, also four percent, at December 31, 2018.

At December 31, 2019, 80 percent of the home equity portfolio was in Consumer Banking, 12 percent was in All Other and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $8.1 billion in 2019 primarily due to paydowns and loan sales of $2.0 billion outpacing new originations and draws on existing lines. Of the total home equity portfolio at December 31, 2019 and 2018, $15.0 billion, or 37 percent, and $17.3 billion, or 36 percent, were in first-lien positions. At December 31, 2019, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $6.9 billion, or 17 percent of our total home equity portfolio.
Unused HELOCs totaled $43.6 billion and $43.1 billion at December 31, 2019 and 2018. The increase was primarily driven by the impact of lower utilization of open lines and new production partially offset by customers choosing to close accounts. The HELOC utilization rate was 46 percent and 51 percent at December 31, 2019 and 2018.
Table 25 presents certain home equity portfolio key credit statistics.

Table 25	Home Equity – Key Credit Statistics (1)

	December 31
(Dollars in millions)	2019	2018
Outstandings	$40,208	$48,286
Accruing past due 30 days or more (2)	218	363
Nonperforming loans (2)	536	1,893
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	1%	2%
Refreshed CLTV greater than 100	2	3
Refreshed FICO below 620	3	5
2006 and 2007 vintages (3)	18	22

(1)	Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.

(2)
Accruing past due 30 days or more include $30 million and $48 million and nonperforming loans include $57 million and $218 million of loans where we serviced the underlying first lien at December 31, 2019 and 2018.

(3)	These vintages of loans accounted for 34 percent and 49 percent of nonperforming home equity loans at December 31, 2019 and 2018.
Nonperforming outstanding balances in the home equity portfolio decreased $1.4 billion in 2019 as outflows, primarily sales, outpaced new inflows. Of the nonperforming home equity loans at December 31, 2019, $241 million, or 45 percent, were current on contractual payments. Nonperforming loans that are contractually current primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, junior-lien loans where the underlying first lien is 90 days or more past due, as well as loans that have not yet demonstrated a sustained period of payment performance following a TDR. In addition, $162 million, or 30 percent, of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $145 million in 2019.
Net charge-offs decreased $356 million to a net recovery of $358 million in 2019 compared to a net recovery of $2 million in 2018 primarily driven by recoveries from the sales of previously charged off non-core home equity loans.
Of the $40.2 billion in total home equity portfolio outstandings at December 31, 2019, as shown in Table 25, 17 percent require interest-only payments. The outstanding balance of HELOCs that have reached the end of their draw period and have entered the amortization period was $11.5 billion at December 31, 2019. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and

57 Bank of America

nonperforming status when compared to the HELOC portfolio as a whole. At December 31, 2019, $149 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at December 31, 2019, $472 million, or four percent, were nonperforming. Loans that have yet to enter the amortization period in our interest-only portfolio are primarily post-2008 vintages and generally have better credit quality than the previous vintages that had entered the amortization period. We communicate to contractually current customers more than a year prior to the end of their draw period to inform them of the potential change to the payment structure before entering the amortization period, and provide payment options to customers prior to the end of the draw period.
Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period. During 2019, 13 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 26 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent of the outstanding home equity portfolio at both December 31, 2019 and 2018. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent of the outstanding home equity portfolio at both December 31, 2019 and 2018.

Table 26	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)
	December 31				Net Charge-offs
(Dollars in millions)	2019	2018	2019	2018	2019	2018
California	$11,232	$13,515	$101	$536	$(117)	$(54)
Florida	4,327	5,418	71	315	(74)	1
New Jersey	3,216	3,871	56	150	(8)	25
New York	2,899	3,590	85	194	(1)	23
Massachusetts	2,023	2,400	29	65	(5)	5
Other	16,511	19,492	194	633	(153)	(2)
Total home equity loan portfolio	$40,208	$48,286	$536	$1,893	$(358)	$(2)

(1)	Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

Credit Card
At December 31, 2019, 97 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio decreased $730 million in 2019 to $97.6 billion. In 2019, net charge-offs increased $111 million to $2.9 billion compared to net charge-offs of $2.8 billion in 2018. Credit card loans 30 days or more past due and still accruing interest increased $46 million and loans 90 days or more past due and still accruing interest increased $48 million. These increases were driven by portfolio seasoning.
Unused lines of credit for credit card increased to $336.9 billion at December 31, 2019 from $334.8 billion at December 31, 2018.
Table 27 presents certain state concentrations for the credit card portfolio.

Table 27	Credit Card State Concentrations

	Outstandings		Accruing Past Due 90 Days or More
	December 31				Net Charge-offs
(Dollars in millions)	2019	2018	2019	2018	2019	2018
California	$16,135	$16,062	$178	$163	$526	$479
Florida	9,075	8,840	135	119	363	332
Texas	7,815	7,730	93	84	241	224
New York	5,975	6,066	80	81	243	268
Washington	4,639	4,558	26	24	71	63
Other	53,969	55,082	530	523	1,504	1,471
Total credit card portfolio	$97,608	$98,338	$1,042	$994	$2,948	$2,837
Direct/Indirect Consumer
At December 31, 2019, 56 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and specialty lending – automotive, recreational vehicle, marine, aircraft and consumer personal loans) and 44 percent was included in GWIM (principally securities-based lending loans).

Outstandings of $91.0 billion in the direct/indirect portfolio were relatively unchanged at December 31, 2019.
Table 28 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Bank of America 58

Table 28	Direct/Indirect State Concentrations

	Outstandings		Accruing Past Due 90 Days or More
	December 31				Net Charge-offs
(Dollars in millions)	2019	2018	2019	2018	2019	2018
California	$11,912	$11,734	$4	$4	$49	$21
Florida	10,154	10,240	4	4	27	36
Texas	9,516	9,876	5	6	29	30
New York	6,394	6,296	1	2	12	9
New Jersey	3,468	3,308	1	1	4	2
Other	49,554	49,712	18	21	88	97
Total direct/indirect loan portfolio	$90,998	$91,166	$33	$38	$209	$195
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 29 presents nonperforming consumer loans, leases and foreclosed properties activity during 2019 and 2018. During 2019, nonperforming consumer loans decreased $1.8 billion to $2.1 billion primarily driven by loan sales of $1.5 billion.
At December 31, 2019, $606 million, or 29 percent, of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at December 31, 2019, $901 million, or 44 percent, of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties decreased $15 million in 2019 to $229 million as liquidations outpaced additions.
Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. Nonperforming TDRs are included in Table 29.

Table 29	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

(Dollars in millions)		2019	2018
Nonperforming loans and leases, January 1		$3,842	$5,166
Additions		1,407	2,440
Reductions:
Paydowns and payoffs		(701)	(958)
Sales		(1,523)	(969)
Returns to performing status (1)		(766)	(1,283)
Charge-offs		(111)	(401)
Transfers to foreclosed properties		(95)	(151)
Transfers to loans held-for-sale		—	(2)
Total net reductions to nonperforming loans and leases		(1,789)	(1,324)
Total nonperforming loans and leases, December 31		2,053	3,842
Foreclosed properties, December 31 (2)		229	244
Nonperforming consumer loans, leases and foreclosed properties, December 31		$2,282	$4,086
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (3)		0.44%	0.86%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (3)		0.49	0.92

(1)
Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.

(2)	Foreclosed property balances do not include properties insured by certain government-guaranteed loans, principally FHA-insured, of $260 million and $488 million at December 31, 2019 and 2018.

(3)	Outstanding consumer loans and leases exclude loans accounted for under the fair value option.
Table 30 presents TDRs for the consumer real estate portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 29.

Table 30	Consumer Real Estate Troubled Debt Restructurings

	December 31, 2019			December 31, 2018
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Residential mortgage (1, 2)	$921	$3,832	$4,753	$1,209	$4,988	$6,197
Home equity (3)	252	977	1,229	1,107	1,252	2,359
Total consumer real estate troubled debt restructurings	$1,173	$4,809	$5,982	$2,316	$6,240	$8,556

(1)
At December 31, 2019 and 2018, residential mortgage TDRs deemed collateral dependent totaled $1.2 billion and $1.6 billion, and included $748 million and $960 million of loans classified as nonperforming and $468 million and $605 million of loans classified as performing.

(2)	At December 31, 2019 and 2018, residential mortgage performing TDRs include $2.1 billion and $2.8 billion of loans that were fully-insured.

(3)
At December 31, 2019 and 2018, home equity TDRs deemed collateral dependent totaled $442 million and $1.3 billion, and include $209 million and $961 million of loans classified as nonperforming and $233 million and $322 million of loans classified as performing.

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

59 Bank of America

Modifications of credit card and other consumer loans are made through renegotiation programs utilizing direct customer contact, but may also utilize external renegotiation programs. The renegotiated TDR portfolio is excluded in large part from Table 29 as substantially all of the loans remain on accrual status until either charged off or paid in full. At December 31, 2019 and 2018, our renegotiated TDR portfolio was $679 million and $566 million, of which $570 million and $481 million were current or less than 30 days past due under the modified terms. The increase in the renegotiated TDR portfolio was primarily driven by new renegotiated enrollments outpacing runoff of existing portfolios.
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
Management of Commercial Credit Risk Concentrations
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure continue to be aligned with our risk appetite. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 35, 38 and 41 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, see Commercial Portfolio Credit Risk Management – Industry Concentrations on page 64 and Table 38.
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
Commercial Credit Portfolio
During 2019, credit quality among large corporate and middle-market borrowers in our commercial and industrial portfolio remained strong. Credit quality of commercial real estate borrowers in most sectors remained stable with conservative LTV ratios. However, some of the real estate markets experienced slowing tenant demand and decelerating rental income.
Total commercial utilized credit exposure increased $14.3 billion in 2019 to $635.3 billion driven by higher loans and leases. The utilization rate for loans and leases, SBLCs and financial guarantees, and commercial letters of credit, in the aggregate, was 58 percent at December 31, 2019 and 59 percent at December 31, 2018.
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

Bank of America 60

Table 31	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
	December 31
(Dollars in millions)	2019	2018	2019	2018	2019	2018
Loans and leases	$517,657	$499,664	$405,834	$369,282	$923,491	$868,946
Derivative assets (5)	40,485	43,725	—	—	40,485	43,725
Standby letters of credit and financial guarantees	36,062	34,941	468	491	36,530	35,432
Debt securities and other investments	25,546	25,425	5,101	4,250	30,647	29,675
Loans held-for-sale	7,047	9,090	15,135	14,812	22,182	23,902
Operating leases	6,660	6,060	—	—	6,660	6,060
Commercial letters of credit	1,049	1,210	451	168	1,500	1,378
Other	800	898	—	—	800	898
Total	$635,306	$621,013	$426,989	$389,003	$1,062,295	$1,010,016

(1)
Commercial utilized exposure includes loans of $7.7 billion and $3.7 billion and issued letters of credit with a notional amount of $170 million and $100 million accounted for under the fair value option at December 31, 2019 and 2018.

(2)	Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $4.2 billion and $3.0 billion at December 31, 2019 and 2018.

(3)	Excludes unused business card lines, which are not legally binding.

(4)
Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.6 billion and $10.7 billion at December 31, 2019 and 2018.

(5)
Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $33.9 billion and $32.4 billion at December 31, 2019 and 2018. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $35.2 billion and $33.0 billion at December 31, 2019 and 2018, which consists primarily of other marketable securities.

Outstanding commercial loans and leases increased $18.0 billion during 2019 primarily in the commercial and industrial portfolio. Nonperforming commercial loans increased $397 million and commercial reservable criticized utilized exposure increased $391 million driven by a small number of client downgrades across industries which were not indicative of broader issues in the portfolio. The allowance for loan and lease losses for the commercial portfolio increased $75 million to $4.9 billion at December 31, 2019. For more information, see Allowance for Credit Losses on page 68. Table 32 presents our commercial loans and leases portfolio and related credit quality information at December 31, 2019 and 2018.

Table 32	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
	December 31
(Dollars in millions)	2019	2018	2019	2018	2019	2018
Commercial and industrial:
U.S. commercial	$307,048	$299,277	$1,094	$794	$106	$197
Non-U.S. commercial	104,966	98,776	43	80	8	—
Total commercial and industrial	412,014	398,053	1,137	874	114	197
Commercial real estate	62,689	60,845	280	156	19	4
Commercial lease financing	19,880	22,534	32	18	20	29
	494,583	481,432	1,449	1,048	153	230
U.S. small business commercial (1)	15,333	14,565	50	54	97	84
Commercial loans excluding loans accounted for under the fair value option	509,916	495,997	1,499	1,102	250	314
Loans accounted for under the fair value option (2)	7,741	3,667	—	—	—	—
Total commercial loans and leases	$517,657	$499,664	$1,499	$1,102	$250	$314

(1)	Includes card-related products.

(2)
Commercial loans accounted for under the fair value option include U.S. commercial of $4.7 billion and $2.5 billion and non-U.S. commercial of $3.1 billion and $1.1 billion at December 31, 2019 and 2018. For more information on the fair value option, see Note 22 – Fair Value Option to the Consolidated Financial Statements.

Table 33 presents net charge-offs and related ratios for our commercial loans and leases for 2019 and 2018.

Table 33	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2019	2018	2019	2018
Commercial and industrial:
U.S. commercial	$256	$215	0.08%	0.07%
Non-U.S. commercial	84	68	0.08	0.07
Total commercial and industrial	340	283	0.08	0.07
Commercial real estate	29	1	0.05	—
Commercial lease financing	21	(1)	0.10	(0.01)
	390	283	0.08	0.06
U.S. small business commercial	272	240	1.83	1.70
Total commercial	$662	$523	0.13	0.11

(1)	Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

61 Bank of America

Table 34 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. At December 31, 2019 and 2018, 90 percent and 91 percent of commercial reservable criticized utilized exposure was secured.

Table 34	Commercial Reservable Criticized Utilized Exposure (1, 2)

	December 31
(Dollars in millions)	2019		2018
Commercial and industrial:
U.S. commercial	$8,272	2.46%	$7,986	2.43%
Non-U.S. commercial	989	0.89	1,013	0.97
Total commercial and industrial	9,261	2.07	8,999	2.08
Commercial real estate	1,129	1.75	936	1.50
Commercial lease financing	329	1.66	366	1.62
	10,719	2.01	10,301	1.99
U.S. small business commercial	733	4.78	760	5.22
Total commercial reservable criticized utilized exposure (1)	$11,452	2.09	$11,061	2.08

(1)
Total commercial reservable criticized utilized exposure includes loans and leases of $10.7 billion and $10.3 billion and commercial letters of credit of $715 million and $781 million at December 31, 2019 and 2018.

(2)	Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.
Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At December 31, 2019, 70 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 16 percent in Global Markets, 13 percent in GWIM (generally business-purpose loans for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $7.8 billion during 2019, across lines of business.
Non-U.S. Commercial
At December 31, 2019, 83 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 17 percent in Global Markets. Non-U.S. commercial loans increased $6.2 billion during 2019, primarily in Global Banking. For information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 66.
Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans increased $1.8 billion, or three percent, during 2019 to $62.7 billion due to new originations slightly outpacing paydowns. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 24 percent and 23 percent of the commercial real estate portfolio at December 31, 2019 and 2018. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms.
During 2019, we continued to see low default rates and solid credit quality in both the residential and non-residential portfolios. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures to management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Table 35 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Bank of America 62

Table 35	Outstanding Commercial Real Estate Loans

	December 31
(Dollars in millions)	2019	2018
By Geographic Region
California	$14,910	$14,002
Northeast	12,408	10,895
Southwest	8,408	7,339
Southeast	5,937	5,726
Florida	3,984	3,680
Illinois	3,349	2,989
Midwest	3,203	3,772
Midsouth	2,468	2,919
Northwest	1,638	2,178
Non-U.S.	3,724	4,240
Other (1)	2,660	3,105
Total outstanding commercial real estate loans	$62,689	$60,845
By Property Type
Non-residential
Office	$17,902	$17,246
Industrial / Warehouse	8,677	5,379
Shopping centers / Retail	8,183	8,798
Multi-family rental	7,250	7,762
Hotels / Motels	6,982	7,248
Unsecured	3,438	2,956
Multi-use	1,788	2,848
Other	6,958	7,029
Total non-residential	61,178	59,266
Residential	1,511	1,579
Total outstanding commercial real estate loans	$62,689	$60,845

(1)
Includes unsecured loans to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.

U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans managed in Consumer Banking. Credit card-related products were 52 percent and 51 percent of the U.S. small business commercial portfolio at December 31, 2019 and 2018. Of the U.S. small business commercial net charge-offs, 94 percent and 95 percent were credit card-related products in 2019 and 2018.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 36 presents the nonperforming commercial loans, leases and foreclosed properties activity during 2019 and 2018.

Nonperforming loans do not include loans accounted for under the fair value option. During 2019, nonperforming commercial loans and leases increased $397 million to $1.5 billion. At December 31, 2019, 94 percent of commercial nonperforming loans, leases and foreclosed properties were secured and 64 percent were contractually current. Commercial nonperforming loans were carried at 88 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

Table 36	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

(Dollars in millions)	2019	2018
Nonperforming loans and leases, January 1	$1,102	$1,304
Additions	2,048	1,415
Reductions:
Paydowns	(648)	(771)
Sales	(215)	(210)
Returns to performing status (3)	(120)	(246)
Charge-offs	(478)	(361)
Transfers to foreclosed properties	(9)	(12)
Transfers to loans held-for-sale	(181)	(17)
Total net reductions to nonperforming loans and leases	397	(202)
Total nonperforming loans and leases, December 31	1,499	1,102
Foreclosed properties, December 31	56	56
Nonperforming commercial loans, leases and foreclosed properties, December 31	$1,555	$1,158
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.29%	0.22%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.30	0.23

(1)	Balances do not include nonperforming loans held-for-sale of $239 million and $292 million at December 31, 2019 and 2018.

(2)	Includes U.S. small business commercial activity. Small business card loans are excluded as they are not classified as nonperforming.

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

63 Bank of America

Table 37 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and small business loans. The renegotiated small business card loans are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due. For more information on TDRs, see Note 5 – Outstanding Loans and Leases to the Consolidated Financial Statements.

Table 37	Commercial Troubled Debt Restructurings

	December 31, 2019			December 31, 2018
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Commercial and industrial:
U.S. commercial	$617	$999	$1,616	$306	$1,092	$1,398
Non-U.S. commercial	41	193	234	78	162	240
Total commercial and industrial	658	1,192	1,850	384	1,254	1,638
Commercial real estate	212	14	226	114	6	120
Commercial lease financing	18	31	49	3	68	71
	888	1,237	2,125	501	1,328	1,829
U.S. small business commercial	—	27	27	3	18	21
Total commercial troubled debt restructurings	$888	$1,264	$2,152	$504	$1,346	$1,850
Industry Concentrations
Table 38 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $52.3 billion, or five percent, during 2019 to $1.1 trillion. The increase in commercial committed exposure was concentrated in the Real estate, Utilities and Finance companies industry sectors. Increases were partially offset by decreased exposure to the Pharmaceuticals and biotechnology, Technology hardware and equipment, and Government and public education industry sectors.
Industry limits are used internally to manage industry concentrations and are based on committed exposure that is allocated on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring. The MRC oversees industry limit governance.
Asset managers and funds, our largest industry concentration with committed exposure of $110.0 billion, increased $2.1 billion, or two percent, during 2019.
Real estate, our second largest industry concentration with committed exposure of $96.3 billion, increased $9.8 billion, or 11 percent, during 2019. This growth occurred primarily in the category of industrial and warehouse buildings, partially offset by declines in REITs.
Capital goods, our third largest industry concentration with committed exposure of $80.9 billion, increased $5.8 billion, or eight percent, during 2019 with the growth largely occurring in the trading companies and distributors industry categories, partially offset by a decrease in industrial conglomerates. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 62.

Bank of America 64

Table 38	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
	December 31
(Dollars in millions)	2019	2018	2019	2018
Asset managers and funds	$71,289	$71,756	$109,972	$107,888
Real estate (3)	70,341	65,328	96,349	86,514
Capital goods	41,060	39,192	80,871	75,080
Finance companies	40,171	36,662	63,940	56,659
Healthcare equipment and services	34,353	35,763	55,918	56,489
Government and public education	41,889	43,675	53,566	54,749
Materials	26,663	27,347	52,128	51,865
Consumer services	28,434	25,702	49,071	43,298
Retailing	25,868	25,333	48,317	47,507
Food, beverage and tobacco	24,163	23,586	45,956	42,745
Commercial services and supplies	23,102	22,623	38,943	39,349
Energy	16,407	13,727	36,327	32,279
Utilities	12,383	12,035	36,060	27,623
Transportation	23,448	22,814	33,027	31,523
Global commercial banks	26,492	26,583	28,670	28,627
Individuals and trusts	18,926	18,643	27,815	25,019
Technology hardware and equipment	10,645	13,014	24,071	26,228
Media	12,429	12,132	23,629	24,502
Vehicle dealers	18,013	17,603	21,435	20,446
Consumer durables and apparel	10,193	9,904	21,245	20,199
Software and services	10,432	8,809	20,556	19,172
Pharmaceuticals and biotechnology	5,962	7,430	20,203	23,634
Telecommunication services	9,144	8,686	16,103	14,166
Insurance	6,669	8,674	15,214	15,807
Automobiles and components	7,345	7,131	14,910	13,893
Financial markets infrastructure (clearinghouses)	9,351	8,317	11,851	10,042
Food and staples retailing	6,290	4,787	10,392	9,093
Religious and social organizations	3,844	3,757	5,756	5,620
Total commercial credit exposure by industry	$635,306	$621,013	$1,062,295	$1,010,016
Net credit default protection purchased on total commitments (4)			$(3,349)	$(2,663)

(1)	Includes U.S. small business commercial exposure.

(2)
Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.6 billion and $10.7 billion at December 31, 2019 and 2018.

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
At December 31, 2019 and 2018, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $3.3 billion and $2.7 billion. We recorded net losses of $145 million in 2019 compared to net losses of $2 million in 2018 on these positions. The gains and losses on these instruments were offset by gains and losses on the related exposures. The Value-at-Risk
(VaR) results for these exposures are included in the fair value option portfolio information in Table 45. For more information, see Trading Risk Management on page 72.
Tables 39 and 40 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at December 31, 2019 and 2018.

Table 39	Net Credit Default Protection by Maturity

	December 31
	2019	2018
Less than or equal to one year	54%	20%
Greater than one year and less than or equal to five years	45	78
Greater than five years	1	2
Total net credit default protection	100%	100%

65 Bank of America

Table 40	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
	December 31
(Dollars in millions)	2019		2018
Ratings (2, 3)
A	$(697)	20.8%	$(700)	26.3%
BBB	(1,089)	32.5	(501)	18.8
BB	(766)	22.9	(804)	30.2
B	(373)	11.1	(422)	15.8
CCC and below	(119)	3.6	(205)	7.7
NR (4)	(305)	9.1	(31)	1.2
Total net credit default protection	$(3,349)	100.0%	$(2,663)	100.0%

(1)	Represents net credit default protection purchased.

(2)	Ratings are refreshed on a quarterly basis.

(3)	Ratings of BBB- or higher are considered to meet the definition of investment grade.

(4)	NR is comprised of index positions held and any names that have not been rated.
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
Table 41 presents our 20 largest non-U.S. country exposures at December 31, 2019. These exposures accounted for 88 percent and 89 percent of our total non-U.S. exposure at December 31, 2019 and 2018. Net country exposure for these 20 countries increased $8.5 billion in 2019, primarily driven by increased sovereign and corporate exposure across multiple countries.
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

Bank of America 66

Table 41	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at December 31 2019	Hedges and Credit Default Protection	Net Country Exposure at December 31 2019	Increase (Decrease) from December 31 2018
United Kingdom	$29,156	$17,341	$7,800	$3,545	$57,842	$(1,998)	$55,844	$990
Germany	21,920	7,408	1,828	1,967	33,123	(2,295)	30,828	2,171
Canada	7,967	8,255	1,690	2,879	20,791	(669)	20,122	607
France	7,243	9,208	876	969	18,296	(2,041)	16,255	3,604
China	13,304	497	1,085	949	15,835	(248)	15,587	946
India	7,817	364	398	3,660	12,239	(222)	12,017	905
Brazil	7,393	716	218	3,683	12,010	(238)	11,772	1,523
Australia	6,100	3,583	415	1,443	11,541	(439)	11,102	1,172
Japan	8,450	896	1,002	1,589	11,937	(1,405)	10,532	(9,491)
Netherlands	6,322	3,585	330	876	11,113	(786)	10,327	(1,250)
South Korea	5,981	758	386	1,762	8,887	(182)	8,705	(465)
Singapore	3,749	435	172	3,528	7,884	(58)	7,826	2,309
Mexico	4,190	1,733	224	1,814	7,961	(150)	7,811	1,575
Switzerland	4,387	2,947	213	325	7,872	(487)	7,385	(379)
Hong Kong	5,106	353	434	1,194	7,087	(31)	7,056	(180)
Belgium	5,077	1,259	526	159	7,021	(514)	6,507	929
Italy	2,353	2,303	510	1,386	6,552	(1,175)	5,377	2,296
Spain	3,153	1,073	258	867	5,351	(629)	4,722	72
United Arab Emirates	3,267	229	119	10	3,625	(38)	3,587	(62)
Ireland	2,142	979	76	201	3,398	(31)	3,367	1,206
Total top 20 non-U.S. countries exposure	$155,077	$63,922	$18,560	$32,806	$270,365	$(13,636)	$256,729	$8,478
A number of economic conditions and geopolitical events have given rise to risk aversion in certain emerging markets. Additionally, in light of ongoing trade tensions, we continue to closely monitor our exposures to tariff-sensitive regions and industries, particularly to countries that account for a large percentage of U.S. trade, such as China.
Our largest emerging market country exposure at December 31, 2019 was China, with net exposure of $15.6 billion, concentrated in large state-owned companies, subsidiaries of multinational corporations and commercial banks.
The economic performance in the EU remains uncertain, including as a result of the uncertainty surrounding the terms of a potential trade agreement and other terms associated with the future relationship between the U.K. and the EU, which could weigh unevenly on the economic performance of EU countries generally, and even more heavily on that of the U.K. For more information, see Item 1A. Risk Factors – Geopolitical on page 10 and Executive Summary – Recent Developments – U.K. Exit from the EU on page 23. Our largest EU country exposure at December 31, 2019 was the U.K. with net exposure of $55.8 billion, which represents a $990 million increase from December 31, 2018. Our second largest EU exposure was Germany with net exposure of $30.8 billion as of December 31, 2019, which represents a $2.2 billion increase from December 31, 2018. The increase in Germany was primarily driven by an increase in sovereign exposure.
Table 42 presents countries that had total cross-border exposure, including the notional amount of cash loaned under secured financing agreements, exceeding one percent of our total assets at December 31, 2019. Local exposure, defined as exposure booked in local offices of a respective country with clients in the same country, is excluded. At December 31, 2019, the U.K. and France were the only countries where their respective total cross-border exposures exceeded one percent of our total assets. At December 31, 2019, Germany had total cross-border exposure of $19.4 billion representing 0.80 percent of our total assets. No other countries had total cross-border exposure that exceeded 0.75 percent of our total assets at December 31, 2019.

Table 42		Total Cross-border Exposure Exceeding One Percent of Total Assets

(Dollars in millions)	December 31	Public Sector	Banks	Private Sector	Cross-border Exposure	Exposure as a Percent of Total Assets
United Kingdom	2019	$1,859	$3,580	$93,232	$98,671	4.05%
	2018	1,505	3,458	46,191	51,154	2.17
	2017	923	2,984	47,205	51,112	2.24
France	2019	736	2,473	23,172	26,381	1.08
	2018	633	2,385	29,847	32,865	1.40
	2017	2,964	1,521	27,903	32,388	1.42

67 Bank of America

Provision for Credit Losses
The provision for credit losses increased $308 million to $3.6 billion in 2019 compared to 2018. The provision for credit losses was $58 million lower than net charge-offs for 2019, resulting in a decrease in the allowance for credit losses. This compared to a decrease of $481 million in the allowance for credit losses in 2018. Net charge-offs in 2019 were $3.6 billion compared to $3.8 billion in 2018.
The provision for credit losses for the consumer portfolio decreased $117 million to $2.8 billion in 2019 compared to 2018. The decrease was primarily driven by consumer real estate loan sales.
The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $425 million to $758 million in 2019 compared to 2018. The increase was due in part to energy reserve releases in the prior-year periods.
Assuming a stable economic environment in 2020 compared to the end of 2019, we expect net charge-offs of approximately $1 billion per quarter in 2020. In view of the newly adopted accounting standard on the measurement of the allowance for credit losses, we expect the provision for credit losses to be modestly higher than net charge-offs in 2020, assuming no change in the current economic outlook and estimates of loan growth, including product mix. For more information regarding the new accounting standard, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
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
The first component of the allowance for loan and lease losses covers both nonperforming commercial loans and all TDRs within the consumer and commercial portfolios. These loans are subject to impairment measurement based on the present value of projected future cash flows discounted at the loan’s original effective interest rate, or in certain circumstances, impairment may also be based upon the collateral value or the loan’s observable market price if available. Impairment measurement for the renegotiated consumer credit card and small business credit card TDR portfolios is based on the present value of projected cash flows discounted using the average portfolio contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring. For purposes of computing this specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical experience for the respective product types and risk ratings of the loans.
The second component of the allowance for loan and lease losses covers the remaining consumer and commercial loans and leases that have incurred losses that are not yet individually identifiable. The allowance for consumer (including credit card and other consumer loans) and certain homogeneous commercial loan and lease products is based on aggregated portfolio evaluations, which include both quantitative and qualitative components, generally by product type. Loss forecast models are utilized that consider a variety of factors including, but not limited to, historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, economic trends, credit scores and the amount of loss in the event of default. Our consumer real estate loss forecast model estimates the portion of loans that will default based on individual loan attributes, the most significant of which are refreshed LTV or combined loan-to-value (CLTV), and borrower credit score as well as vintage and geography, all of which are further broken down into current delinquency status. Additionally, we incorporate the delinquency status of underlying first-lien loans on our junior-lien home equity portfolio in our allowance process. Incorporating refreshed LTV and CLTV into our probability of default allows us to factor the impact of changes in home prices into our allowance for loan and lease losses. These loss forecast models are updated on a quarterly basis to incorporate information reflecting the current economic environment. As of December 31, 2019, the loss forecast process resulted in reductions in the allowance related to the residential mortgage and home equity portfolios compared to December 31, 2018.
The allowance for commercial loan and lease losses is established by product type after analyzing historical loss experience, internal risk rating, current economic conditions, industry performance trends, geographic and obligor concentrations within each portfolio and any other pertinent information. The statistical models for commercial loans are generally updated annually and utilize our historical database of actual defaults and other data, including external default data. The loan risk ratings and composition of the commercial portfolios used to calculate the allowance are updated quarterly to incorporate the most recent data reflecting the current economic environment. For risk-rated commercial loans, we estimate the probability of default and the loss given default (LGD) based on our historical experience of defaults and credit losses. Factors considered when assessing the internal risk rating include the value of the underlying collateral, if applicable, the industry in which the obligor operates, the obligor’s liquidity and other financial indicators, and other quantitative and qualitative factors relevant to the obligor’s credit risk. As of December 31, 2019, the allowance for the commercial real estate portfolio increased compared to December 31, 2018.
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
The allowance for loan and lease losses for the consumer portfolio, as presented in Table 43, was $4.5 billion at December 31, 2019, a decrease of $260 million from December 31, 2018. The decrease was primarily in the consumer real estate portfolio, partially offset by an increase in the credit card portfolio. The

Bank of America 68

reduction in the allowance for the consumer real estate portfolio was driven by improved credit quality, a decrease in loan balances in our non-core portfolio, proactive credit risk management initiatives and high credit quality originations. The improved credit quality was impacted by continuing improvements in the U.S. economy and strong labor markets evidenced by low levels of unemployment and increases in home prices. Nonperforming consumer loans decreased $1.8 billion during 2019 as loan sales, returns to performing status and paydowns continued to outpace additions. The increase in allowance for the credit card portfolio was primarily driven by continued portfolio seasoning.
The allowance for loan and lease losses for the commercial portfolio, as presented in Table 43, was $4.9 billion at December 31, 2019, an increase of $75 million from December 31, 2018. Commercial reservable criticized utilized exposure increased to $11.5 billion at December 31, 2019 from $11.1 billion (to 2.09 percent from 2.08 percent of total commercial reservable utilized exposure) at December 31, 2018, and nonperforming commercial loans increased to $1.5 billion at December 31, 2019 from $1.1 billion (to 0.29 percent from 0.22 percent of outstanding commercial loans excluding loans accounted for under the fair value option) at December 31, 2018 with the increases spread across multiple industries. See Tables 32, 33 and 34 for more details on key commercial credit statistics.
The allowance for loan and lease losses as a percentage of total loans and leases outstanding was 0.97 percent at December 31, 2019 compared to 1.02 percent at December 31, 2018.
On January 1, 2020, the Corporation adopted the new accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the

Corporation’s relevant financial assets. Upon adoption of the standard on January 1, 2020, the Corporation recorded a $3.3 billion, or 32 percent, increase to the allowance for credit losses. After adjusting for deferred taxes and other adoption effects, a $2.4 billion decrease was recorded in retained earnings through a cumulative-effect adjustment. For more information regarding this new accounting standard, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
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
The reserve for unfunded lending commitments was $813 million at December 31, 2019 compared to $797 million at December 31, 2018.

Table 43	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	December 31, 2019			December 31, 2018
Allowance for loan and lease losses
Residential mortgage	$325	3.45%	0.14%	$422	4.40%	0.20%
Home equity	221	2.35	0.55	506	5.27	1.05
Credit card	3,710	39.39	3.80	3,597	37.47	3.66
Direct/Indirect consumer	234	2.49	0.26	248	2.58	0.27
Other consumer	52	0.55	n/m	29	0.30	n/m
Total consumer	4,542	48.23	0.98	4,802	50.02	1.08
U.S. commercial (2)	3,015	32.02	0.94	3,010	31.35	0.96
Non-U.S. commercial	658	6.99	0.63	677	7.05	0.69
Commercial real estate	1,042	11.07	1.66	958	9.98	1.57
Commercial lease financing	159	1.69	0.80	154	1.60	0.68
Total commercial	4,874	51.77	0.96	4,799	49.98	0.97
Allowance for loan and lease losses	9,416	100.00%	0.97	9,601	100.00%	1.02
Reserve for unfunded lending commitments	813			797
Allowance for credit losses	$10,229			$10,398

(1)
Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option include residential mortgage loans of $257 million and $336 million and home equity loans of $337 million and $346 million at December 31, 2019 and 2018. Commercial loans accounted for under the fair value option include U.S. commercial loans of $4.7 billion and $2.5 billion and non-U.S. commercial loans of $3.1 billion and $1.1 billion at December 31, 2019 and 2018.

(2)	Includes allowance for loan and lease losses for U.S. small business commercial loans of $523 million and $474 million at December 31, 2019 and 2018.
n/m = not meaningful

69 Bank of America

Table 44 presents a rollforward of the allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, for 2019 and 2018.

Table 44	Allowance for Credit Losses

(Dollars in millions)		2019	2018
Allowance for loan and lease losses, January 1		$9,601	$10,393
Loans and leases charged off
Residential mortgage		(93)	(207)
Home equity		(429)	(483)
Credit card		(3,535)	(3,345)
Direct/Indirect consumer		(518)	(495)
Other consumer		(249)	(197)
Total consumer charge-offs		(4,824)	(4,727)
U.S. commercial (1)		(650)	(575)
Non-U.S. commercial		(115)	(82)
Commercial real estate		(31)	(10)
Commercial lease financing		(26)	(8)
Total commercial charge-offs		(822)	(675)
Total loans and leases charged off		(5,646)	(5,402)
Recoveries of loans and leases previously charged off
Residential mortgage		140	179
Home equity		787	485
Credit card		587	508
Direct/Indirect consumer		309	300
Other consumer		15	15
Total consumer recoveries		1,838	1,487
U.S. commercial (2)		122	120
Non-U.S. commercial		31	14
Commercial real estate		2	9
Commercial lease financing		5	9
Total commercial recoveries		160	152
Total recoveries of loans and leases previously charged off		1,998	1,639
Net charge-offs		(3,648)	(3,763)
Provision for loan and lease losses		3,574	3,262
Other (3)		(111)	(291)
Allowance for loan and lease losses, December 31		9,416	9,601
Reserve for unfunded lending commitments, January 1		797	777
Provision for unfunded lending commitments		16	20
Reserve for unfunded lending commitments, December 31		813	797
Allowance for credit losses, December 31		$10,229	$10,398

Loan and allowance ratios:
Loans and leases outstanding at December 31 (4)		$975,091	$942,546
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (4)		0.97%	1.02%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31 (5)		0.98	1.08
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31 (6)		0.96	0.97
Average loans and leases outstanding (4)		$951,583	$927,531
Net charge-offs as a percentage of average loans and leases outstanding (4)		0.38%	0.41%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31		265	194
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs		2.58	2.55
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (7)		$4,151	$4,031
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (7)		148%	113%

(1)	Includes U.S. small business commercial charge-offs of $320 million and $287 million in 2019 and 2018.

(2)	Includes U.S. small business commercial recoveries of $48 million and $47 million in 2019 and 2018.

(3)	Primarily represents write-offs of purchased credit-impaired (PCI) loans, the net impact of portfolio sales, and transfers to loans held-for-sale.

(4)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $8.3 billion and $4.3 billion at December 31, 2019 and 2018. Average loans accounted for under the fair value option were $6.8 billion and $5.5 billion in 2019 and 2018.

(5)	Excludes consumer loans accounted for under the fair value option of $594 million and $682 million at December 31, 2019 and 2018.

(6)	Excludes commercial loans accounted for under the fair value option of $7.7 billion and $3.7 billion at December 31, 2019 and 2018.

(7)	Primarily includes amounts allocated to credit card and unsecured consumer lending portfolios in Consumer Banking.

Bank of America 70

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
Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs and reports. Given that models are used across the Corporation, model risk impacts all risk types including credit, market and operational risk. The Enterprise Model Risk Committee (EMRC), a subcommittee of the MRC, is responsible for providing management oversight and approval of model risk management and governance. The EMRC defines model risk standards, consistent with the Corporation’s Risk Framework and risk appetite, prevailing regulatory guidance and industry best practice. All models, including risk management, valuation and regulatory capital models, must meet certain validation criteria, including effective challenge of the conceptual soundness of the model, independent model testing and ongoing monitoring through outcomes analysis and benchmarking. The EMRC oversees that model standards are consistent with model risk requirements and monitors the effective challenge in the model validation process across the Corporation.
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

71 Bank of America

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
Table 45 presents the total market-based portfolio VaR which is the combination of the total covered positions (and less liquid trading positions) portfolio and the fair value option portfolio. Covered positions are defined by regulatory standards as trading assets and liabilities, both on- and off-balance sheet, that meet a defined set of specifications. These specifications identify the most liquid trading positions which are intended to be held for a short-term horizon and where we are able to hedge the material risk elements in a two-way market. Positions in less liquid markets, or where there are restrictions on the ability to trade the positions, typically do not qualify as covered positions. Foreign exchange and commodity positions are always considered covered positions, except for structural foreign currency positions that are excluded with prior regulatory approval. In addition, Table 45 presents our fair value option portfolio, which includes substantially all of the funded and unfunded exposures for which we elect the fair value option, and their corresponding hedges. Additionally, market risk VaR for trading activities as presented in Table 45 differs from VaR used for regulatory capital calculations due to the holding period being used. The holding period for VaR used for regulatory capital calculations is 10 days, while for the market risk VaR presented below, it is one day. Both measures utilize the same process and methodology.
The total market-based portfolio VaR results in Table 45 include market risk to which we are exposed from all business segments, excluding credit valuation adjustment (CVA), DVA and related hedges. The majority of this portfolio is within the Global Markets segment.
Table 45 presents year-end, average, high and low daily trading VaR for 2019 and 2018 using a 99 percent confidence level. The amounts disclosed in Table 45 and Table 46 align to the view of covered positions used in the Basel 3 capital calculations. Foreign

Bank of America 72

exchange and commodity positions are always considered covered positions, regardless of trading or banking treatment for the trade, except for structural foreign currency positions that are excluded with prior regulatory approval.

The annual average of total covered positions and less liquid trading positions portfolio VaR slightly increased during 2019 with no significant drivers.

Table 45	Market Risk VaR for Trading Activities

	2019				2018
(Dollars in millions)	Year End	Average	High (1)	Low (1)	Year End	Average	High (1)	Low (1)
Foreign exchange	$4	$6	$13	$2	$9	$8	$15	$2
Interest rate	25	24	49	14	36	25	45	15
Credit	26	23	32	16	26	25	31	20
Equity	29	22	33	14	20	20	40	11
Commodities	4	6	31	4	13	8	15	3
Portfolio diversification	(47)	(49)	—	—	(59)	(55)	—	—
Total covered positions portfolio	41	32	47	24	45	31	45	20
Impact from less liquid exposures	—	3	—	—	5	3	—	—
Total covered positions and less liquid trading positions portfolio	41	35	53	27	50	34	51	23
Fair value option loans	8	10	13	7	8	11	18	8
Fair value option hedges	10	10	17	4	5	9	17	4
Fair value option portfolio diversification	(9)	(10)	—	—	(7)	(11)	—	—
Total fair value option portfolio	9	10	16	5	6	9	16	5
Portfolio diversification	(5)	(7)	—	—	(3)	(5)	—	—
Total market-based portfolio	$45	$38	56	28	$53	$38	57	26

(1)
The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore the impact from less liquid exposures and the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, is not relevant.

The graph below presents the daily covered positions and less liquid trading positions portfolio VaR for 2019, corresponding to the data in Table 45.
Additional VaR statistics produced within our single VaR model are provided in Table 46 at the same level of detail as in Table 45. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 46 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for 2019 and 2018.

Table 46	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	2019		2018
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$6	$3	$8	$5
Interest rate	24	15	25	16
Credit	23	15	25	15
Equity	22	11	20	11
Commodities	6	3	8	4
Portfolio diversification	(49)	(29)	(55)	(33)
Total covered positions portfolio	32	18	31	18
Impact from less liquid exposures	3	2	3	1
Total covered positions and less liquid trading positions portfolio	35	20	34	19
Fair value option loans	10	5	11	6
Fair value option hedges	10	6	9	6
Fair value option portfolio diversification	(10)	(5)	(11)	(7)
Total fair value option portfolio	10	6	9	5
Portfolio diversification	(7)	(5)	(5)	(3)
Total market-based portfolio	$38	$21	$38	$21

73 Bank of America

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
The trading revenue used for backtesting is defined by regulatory agencies in order to most closely align with the VaR component of the regulatory capital calculation. This revenue differs from total trading-related revenue in that it excludes revenue from trading activities that either do not generate market risk or the market risk cannot be included in VaR. Some examples of the types of revenue excluded for backtesting are fees, commissions, reserves, net interest income and intra-day trading revenues.
We conduct daily backtesting on the VaR results used for regulatory capital calculations as well as the VaR results for key legal entities, regions and risk factors. These results are reported to senior market risk management. Senior management regularly reviews and evaluates the results of these tests.
During 2019, there were no days in which there was a backtesting excess for our total covered portfolio VaR, utilizing a one-day holding period.
Total Trading-related Revenue
Total trading-related revenue, excluding brokerage fees, and CVA, DVA and funding valuation adjustment gains (losses), represents the total amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. Trading account assets and liabilities are reported at fair value. For more information on fair value, see Note 21 – Fair Value Measurements to the Consolidated Financial Statements. Trading-related revenue can be volatile and is largely driven by general market conditions and customer demand. Also, trading-related revenue is dependent on the volume and type of transactions, the level of risk assumed, and the volatility of price and rate movements at any given time within the ever-changing market environment. Significant daily revenue by business is monitored and the primary drivers of these are reviewed.
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for 2019 and 2018. During 2019, positive trading-related revenue was recorded for 98 percent of the trading days, of which 80 percent were daily trading gains of over $25 million, and the largest loss was $35 million. This compares to 2018 where positive trading-related revenue was recorded for 98 percent of the trading days, of which 79 percent were daily trading gains of over $25 million.

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
Stress testing for the trading portfolio is integrated with enterprise-wide stress testing and incorporated into the limits framework. The macroeconomic scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For more information, see Managing Risk on page 42.
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

Bank of America 74

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
Table 47 presents the spot and 12-month forward rates used in our baseline forecasts at December 31, 2019 and 2018.

Table 47	Forward Rates

	December 31, 2019
	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	1.75%	1.91%	1.90%
12-month forward rates	1.50	1.62	1.92

	December 31, 2018
Spot rates	2.50%	2.81%	2.71%
12-month forward rates	2.50	2.64	2.75
Table 48 shows the pretax impact to forecasted net interest income over the next 12 months from December 31, 2019 and 2018, resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment.
During 2019, the asset sensitivity of our balance sheet increased primarily due to decreases in interest rates. We continue to be asset sensitive to a parallel move in interest rates with the majority of that impact coming from the short end of the yield curve. Additionally, higher interest rates impact the fair value of debt securities and, accordingly, for debt securities classified as available for sale (AFS), may adversely affect accumulated other comprehensive income (OCI) and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital is reduced over time by offsetting positive impacts to net interest income. For more information on Basel 3, see Capital Management – Regulatory Capital on page 46.

Table 48			Estimated Banking Book Net Interest Income Sensitivity to Curve Changes

	Short Rate (bps)	Long Rate (bps)
			December 31
(Dollars in millions)			2019	2018
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$4,190	$2,833
-100 bps instantaneous shift	-100	-100	(6,536)	(4,280)
Flatteners
Short-end instantaneous change	+100	—	2,641	2,158
Long-end instantaneous change	—	-100	(2,965)	(1,618)
Steepeners
Short-end instantaneous change	-100	—	(3,527)	(2,648)
Long-end instantaneous change	—	+100	1,561	675
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
Changes to the composition of our derivatives portfolio during 2019 reflect actions taken for interest rate and foreign exchange rate risk management. The decisions to reposition our derivatives portfolio are based on the current assessment of economic and financial conditions including the interest rate and foreign currency environments, balance sheet composition and trends, and the relative mix of our cash and derivative positions.
We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net losses on both open and terminated cash flow hedge derivative instruments recorded in accumulated OCI were $496 million and $1.3 billion, on a pretax basis, at December 31, 2019 and 2018. These net losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at December 31, 2019, the pretax net losses are expected to be reclassified into earnings as follows: 17 percent within the next year, 44 percent in years two through five, 22 percent in years six through ten, with the remaining 17 percent thereafter. For more information on derivatives designated as cash flow hedges, see Note 3 – Derivatives to the Consolidated Financial Statements.
We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps and foreign exchange options. We recorded net after-tax losses on derivatives in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at December 31, 2019.
Table 49 presents derivatives utilized in our ALM activities and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and average estimated

75 Bank of America

durations of our open ALM derivatives at December 31, 2019 and 2018. These amounts do not include derivative hedges on our MSRs. During 2019, the fair value of receive-fixed interest rate swaps increased while pay-fixed interest rate swaps decreased, driven by lower swap rates.

Table 49	Asset and Liability Management Interest Rate and Foreign Exchange Contracts

		December 31, 2019
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2020	2021	2022	2023	2024	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$12,370								6.47
Notional amount		$215,123	$16,347	$14,642	$21,616	$36,356	$21,257	$104,905
Weighted-average fixed-rate		2.68%	2.68%	3.17%	2.48%	2.36%	2.55%	2.79%
Pay-fixed interest rate swaps (1)	(2,669)								6.99
Notional amount		$69,586	$4,344	$2,117	$—	$13,993	$8,194	$40,938
Weighted-average fixed-rate		2.36%	2.16%	2.15%	—%	2.52%	2.26%	2.35%
Same-currency basis swaps (2)	(290)
Notional amount		$152,160	$18,857	$18,590	$4,306	$2,017	$14,567	$93,823
Foreign exchange basis swaps (1, 3, 4)	(1,258)
Notional amount		113,529	23,639	24,215	14,611	7,111	3,521	40,432
Foreign exchange contracts (1, 4, 5)	414
Notional amount (6)		(53,106)	(79,315)	4,539	2,674	2,340	4,432	12,224
Option products	—
Notional amount		15	—	—	—	15	—	—
Net ALM contracts	$8,567

		December 31, 2018
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2019	2020	2021	2022	2023	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$2,128								5.17
Notional amount		$198,914	$27,176	$16,347	$14,640	$19,866	$36,215	$84,670
Weighted-average fixed-rate		2.66%	1.87%	2.68%	3.17%	2.56%	2.37%	2.97%
Pay-fixed interest rate swaps (1)	295								6.30
Notional amount		$49,275	$1,210	$4,344	$1,616	$—	$10,801	$31,304
Weighted-average fixed-rate		2.50%	2.07%	2.16%	2.22%	—%	2.59%	2.55%
Same-currency basis swaps (2)	21
Notional amount		$101,203	$7,628	$15,097	$15,493	$2,586	$2,017	$58,382
Foreign exchange basis swaps (1, 3, 4)	(1,716)
Notional amount		106,742	13,946	21,448	19,241	10,239	6,260	35,608
Foreign exchange contracts (1, 4, 5)	82
Notional amount (6)		(8,447)	(27,823)	13	4,196	2,741	2,448	9,978
Option products	2
Notional amount		587	572	—	—	—	15	—
Net ALM contracts	$812

(1)
Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities, which are hedged using derivatives designated as fair value hedging instruments, that substantially offset the fair values of these derivatives.

(2)
At December 31, 2019 and 2018, the notional amount of same-currency basis swaps included $152.2 billion and $101.2 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.

(3)	Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.

(4)	Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.

(5)
The notional amount of foreign exchange contracts of $(53.1) billion at December 31, 2019 was comprised of $29.0 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(82.4) billion in net foreign currency forward rate contracts, $(313) million in foreign currency-denominated interest rate swaps and $644 million in net foreign currency futures contracts. Foreign exchange contracts of $(8.4) billion at December 31, 2018 were comprised of $25.2 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(32.7) billion in net foreign currency forward rate contracts, $(1.8) billion in foreign currency-denominated interest rate swaps and $814 million in foreign currency futures contracts.

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
During 2019, 2018 and 2017, we recorded gains of $291 million, $244 million and $118 million related to the change in fair value of the MSRs, IRLCs and LHFS, net of gains and losses on the hedge portfolio. For more information on MSRs, see Note 21 – Fair Value Measurements to the Consolidated Financial Statements.
Compliance and Operational Risk Management
Compliance risk is the risk of legal or regulatory sanctions, material financial loss or damage to the reputation of the Corporation arising from the failure of the Corporation to comply with the

Bank of America 76

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
FLUs and control functions are first and foremost responsible for managing all aspects of their businesses, including their compliance and operational risk. FLUs and control functions are required to understand their business processes and related risks and controls, including third-party dependencies, the related regulatory requirements, and monitor and report on the effectiveness of the control environment. In order to actively monitor and assess the performance of their processes and controls, they must conduct comprehensive quality assurance activities and identify issues and risks to remediate control gaps and weaknesses. FLUs and control functions must also adhere to compliance and operational risk appetite limits to meet strategic, capital and financial planning objectives. Finally, FLUs and control functions are responsible for the proactive identification, management and escalation of compliance and operational risks across the Corporation.
Global Compliance and Operational Risk teams independently assess compliance and operational risk, monitor business activities and processes, evaluate FLUs and control functions for adherence to applicable laws, rules and regulations, including identifying issues and risks, determining and developing tests to be conducted by the Enterprise Independent Testing unit, and reporting on the state of the control environment. Enterprise Independent Testing, an independent testing function within IRM, works with Global Compliance and Operational Risk, the FLUs and control functions in the identification of testing needs and test design, and is accountable for test execution, reporting and analysis of results.
Corporate Audit provides independent assessment and validation through testing of key compliance and operational risk processes and controls across the Corporation.
The Corporation's Global Compliance Enterprise Policy and Operational Risk Management - Enterprise Policy set the requirements for reporting compliance and operational risk information to executive management as well as the Board or appropriate Board-level committees in support of Global Compliance and Operational Risk’s responsibilities for conducting independent oversight of our compliance and operational risk management activities. The Board provides oversight of compliance risk through its Audit Committee and the ERC, and operational risk through the ERC.
A key operational risk facing the Corporation is information security, which includes cybersecurity. Cybersecurity risk represents, among other things, exposure to failures or interruptions of service or breaches of security, including as a result of malicious technological attacks, that impact the confidentiality, availability or integrity of our, or third parties' (including their downstream service providers, the financial services industry and financial data aggregators) operations, systems or data, including sensitive corporate and customer information. The Corporation manages information security risk in accordance with internal policies which govern our comprehensive information security program designed to protect the Corporation by enabling preventative, detective and responsive measures to combat information and cybersecurity risks. The Board and the ERC provide cybersecurity and information security risk oversight for the Corporation and our Global Information Security Team manages the day-to-day implementation of our information security program.
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
Complex Accounting Estimates
Our significant accounting principles, as described in Note 1 - Summary of Significant Accounting Principles to the Consolidated Financial Statements, are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments.
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

77 Bank of America

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
Our estimate for the allowance for loan and lease losses is sensitive to the loss rates and expected cash flows from our Consumer Real Estate and Credit Card and Other Consumer portfolio segments, as well as our U.S. small business commercial card portfolio within the Commercial portfolio segment. For each one-percent increase in the loss rates on loans collectively evaluated for impairment in our Consumer Real Estate portfolio segment, coupled with a one-percent decrease in the discounted cash flows on those loans individually evaluated for impairment within this portfolio segment, the allowance for loan and lease losses at December 31, 2019 would have increased $18 million. Within our Credit Card and Other Consumer portfolio segment and U.S. small business commercial card portfolio, for each one-percent increase in the loss rates on loans collectively evaluated for impairment coupled with a one-percent decrease in the expected cash flows on those loans individually evaluated for impairment, the allowance for loan and lease losses at December 31, 2019 would have increased $46 million.
Our allowance for loan and lease losses is sensitive to the risk ratings assigned to loans and leases within the Commercial portfolio segment (excluding the U.S. small business commercial card portfolio). Assuming a downgrade of one level in the internal risk ratings for commercial loans and leases, except loans and leases already classified as Substandard and Doubtful as defined by regulatory authorities, the allowance for loan and lease losses would have increased $2.6 billion at December 31, 2019.
The allowance for loan and lease losses as a percentage of total loans and leases at December 31, 2019 was 0.97 percent and these hypothetical increases in the allowance would raise the ratio to 1.24 percent.
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
The processes, judgments and estimates described herein relate to the accounting standard in effect through December 31, 2019. On January 1, 2020, the Corporation adopted the new accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Corporation’s relevant financial assets. The Corporation’s lifetime expected credit losses are determined using macroeconomic forecast assumptions and management judgments applicable to and through the expected life of the loan portfolios. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Fair Value of Financial Instruments
Under applicable accounting standards, we are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value. We classify fair value measurements of financial instruments and MSRs based on the three-level fair value hierarchy in the accounting standards.
The fair values of assets and liabilities may include adjustments, such as market liquidity and credit quality, where appropriate. Valuations of products using models or other techniques are sensitive to assumptions used for the significant inputs. Where market data is available, the inputs used for valuation reflect that information as of our valuation date. Inputs to valuation models are considered unobservable if they are supported by little or no market activity. In periods of extreme volatility, lessened liquidity or in illiquid markets, there may be more variability in market pricing or a lack of market data to use in the valuation process. In keeping with the prudent application of estimates and management judgment in determining the fair value of assets and liabilities, we have in place various processes and controls that include: a model validation policy that requires review and approval of quantitative models used for deal pricing, financial statement fair value determination and risk quantification; a trading product valuation policy that requires verification of all traded product valuations; and a periodic review and substantiation of daily profit and loss reporting for all traded products. Primarily through validation controls, we utilize both broker and pricing service inputs which can and do include both market-observable and internally-modeled values and/or valuation inputs. Our reliance on this information is affected by our understanding of how the broker and/or pricing service develops its data with a higher degree of reliance applied to those that are more directly observable and lesser reliance applied to those developed through their own internal modeling. For example, broker quotes in less active markets may only be indicative and therefore less reliable. These processes and controls are performed independently of the business. For more information, see Note 21 – Fair Value Measurements and Note 22 – Fair Value Option to the Consolidated Financial Statements.
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
Level 3 financial instruments may be hedged with derivatives classified as Level 1 or 2; therefore, gains or losses associated with Level 3 financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy. The Level 3 gains and losses recorded in earnings did not have a significant impact on our liquidity or capital. We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. For more information on transfers into and out of Level 3 during 2019, 2018

Bank of America 78

and 2017, see Note 21 – Fair Value Measurements to the Consolidated Financial Statements.
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

See Note 20 – Income Taxes to the Consolidated Financial Statements for a table of significant tax attributes and additional information. For more information, see page 14 under Item 1A. Risk Factors – Regulatory, Compliance and Legal.
Goodwill and Intangible Assets
The nature of and accounting for goodwill and intangible assets are discussed in Note 1 – Summary of Significant Accounting Principles, and Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.
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
Based on our qualitative assessments, we determined that for each reporting unit with goodwill, it was more likely than not that its respective fair value exceeded its carrying value, indicating there was no impairment. For more information regarding goodwill balances at June 30, 2019, see Note 8 – Goodwill and Intangible Assets to the Consolidated Financial Statements.
Certain Contingent Liabilities
For more information on the complex judgments associated with certain contingent liabilities, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements.

79 Bank of America

Non-GAAP Reconciliations
Tables 50 and 51 provide reconciliations of certain non-GAAP financial measures to GAAP financial measures.

Table 50	Five-year Reconciliations to GAAP Financial Measures (1)

(Dollars in millions, shares in thousands)	2019	2018	2017	2016	2015
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$267,889	$264,748	$271,289	$265,843	$251,384
Goodwill	(68,951)	(68,951)	(69,286)	(69,750)	(69,772)
Intangible assets (excluding MSRs)	(1,721)	(2,058)	(2,652)	(3,382)	(4,201)
Related deferred tax liabilities	773	906	1,463	1,644	1,852
Tangible shareholders’ equity	$197,990	$194,645	$200,814	$194,355	$179,263
Preferred stock	(23,036)	(22,949)	(24,188)	(24,656)	(21,808)
Tangible common shareholders’ equity	$174,954	$171,696	$176,626	$169,699	$157,455
Reconciliation of year-end shareholders’ equity to year-end tangible shareholders’ equity and year-end tangible common shareholders’ equity
Shareholders’ equity	$264,810	$265,325	$267,146	$266,195	$255,615
Goodwill	(68,951)	(68,951)	(68,951)	(69,744)	(69,761)
Intangible assets (excluding MSRs)	(1,661)	(1,774)	(2,312)	(2,989)	(3,768)
Related deferred tax liabilities	713	858	943	1,545	1,716
Tangible shareholders’ equity	$194,911	$195,458	$196,826	$195,007	$183,802
Preferred stock	(23,401)	(22,326)	(22,323)	(25,220)	(22,272)
Tangible common shareholders’ equity	$171,510	$173,132	$174,503	$169,787	$161,530
Reconciliation of year-end assets to year-end tangible assets
Assets	$2,434,079	$2,354,507	$2,281,234	$2,188,067	$2,144,606
Goodwill	(68,951)	(68,951)	(68,951)	(69,744)	(69,761)
Intangible assets (excluding MSRs)	(1,661)	(1,774)	(2,312)	(2,989)	(3,768)
Related deferred tax liabilities	713	858	943	1,545	1,716
Tangible assets	$2,364,180	$2,284,640	$2,210,914	$2,116,879	$2,072,793

(1)
Presents reconciliations of non-GAAP financial measures to GAAP financial measures. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 27.

Table 51	Quarterly Reconciliations to GAAP Financial Measures (1)

	2019 Quarters				2018 Quarters
(Dollars in millions)	Fourth	Third	Second	First	Fourth	Third	Second	First
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$266,900	$270,430	$267,975	$266,217	$263,698	$264,653	$265,181	$265,480
Goodwill	(68,951)	(68,951)	(68,951)	(68,951)	(68,951)	(68,951)	(68,951)	(68,951)
Intangible assets (excluding MSRs)	(1,678)	(1,707)	(1,736)	(1,763)	(1,857)	(1,992)	(2,126)	(2,261)
Related deferred tax liabilities	730	752	770	841	874	896	916	939
Tangible shareholders’ equity	$197,001	$200,524	$198,058	$196,344	$193,764	$194,606	$195,020	$195,207
Preferred stock	(23,461)	(23,800)	(22,537)	(22,326)	(22,326)	(22,841)	(23,868)	(22,767)
Tangible common shareholders’ equity	$173,540	$176,724	$175,521	$174,018	$171,438	$171,765	$171,152	$172,440
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity and period-end tangible common shareholders’ equity
Shareholders’ equity	$264,810	$268,387	$271,408	$267,010	$265,325	$262,158	$264,216	$266,224
Goodwill	(68,951)	(68,951)	(68,951)	(68,951)	(68,951)	(68,951)	(68,951)	(68,951)
Intangible assets (excluding MSRs)	(1,661)	(1,690)	(1,718)	(1,747)	(1,774)	(1,908)	(2,043)	(2,177)
Related deferred tax liabilities	713	734	756	773	858	878	900	920
Tangible shareholders’ equity	$194,911	$198,480	$201,495	$197,085	$195,458	$192,177	$194,122	$196,016
Preferred stock	(23,401)	(23,606)	(24,689)	(22,326)	(22,326)	(22,326)	(23,181)	(24,672)
Tangible common shareholders’ equity	$171,510	$174,874	$176,806	$174,759	$173,132	$169,851	$170,941	$171,344
Reconciliation of period-end assets to period-end tangible assets
Assets	$2,434,079	$2,426,330	$2,395,892	$2,377,164	$2,354,507	$2,338,833	$2,291,670	$2,328,478
Goodwill	(68,951)	(68,951)	(68,951)	(68,951)	(68,951)	(68,951)	(68,951)	(68,951)
Intangible assets (excluding MSRs)	(1,661)	(1,690)	(1,718)	(1,747)	(1,774)	(1,908)	(2,043)	(2,177)
Related deferred tax liabilities	713	734	756	773	858	878	900	920
Tangible assets	$2,364,180	$2,356,423	$2,325,979	$2,307,239	$2,284,640	$2,268,852	$2,221,576	$2,258,270

(1)
Presents reconciliations of non-GAAP financial measures to GAAP financial measures. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 27.

Bank of America 80

Table I	Outstanding Loans and Leases

	December 31
(Dollars in millions)	2019	2018	2017	2016	2015
Consumer
Residential mortgage	$236,169	$208,557	$203,811	$191,797	$187,911
Home equity	40,208	48,286	57,744	66,443	75,948
Credit card	97,608	98,338	96,285	92,278	89,602
Non-U.S. credit card	—	—	—	9,214	9,975
Direct/Indirect consumer (1)	90,998	91,166	96,342	95,962	90,149
Other consumer (2)	192	202	166	626	713
Total consumer loans excluding loans accounted for under the fair value option	465,175	446,549	454,348	456,320	454,298
Consumer loans accounted for under the fair value option (3)	594	682	928	1,051	1,871
Total consumer	465,769	447,231	455,276	457,371	456,169
Commercial
U.S. commercial	307,048	299,277	284,836	270,372	252,771
Non-U.S. commercial	104,966	98,776	97,792	89,397	91,549
Commercial real estate (4)	62,689	60,845	58,298	57,355	57,199
Commercial lease financing	19,880	22,534	22,116	22,375	21,352
	494,583	481,432	463,042	439,499	422,871
U.S. small business commercial (5)	15,333	14,565	13,649	12,993	12,876
Total commercial loans excluding loans accounted for under the fair value option	509,916	495,997	476,691	452,492	435,747
Commercial loans accounted for under the fair value option (3)	7,741	3,667	4,782	6,034	5,067
Total commercial	517,657	499,664	481,473	458,526	440,814
Less: Loans of business held for sale (6)	—	—	—	(9,214)	—
Total loans and leases	$983,426	$946,895	$936,749	$906,683	$896,983

(1)
Includes primarily auto and specialty lending loans and leases of $50.4 billion, $50.1 billion, $52.4 billion, $50.7 billion and $43.9 billion, U.S. securities-based lending loans of $36.7 billion, $37.0 billion, $39.8 billion, $40.1 billion and $39.8 billion and non-U.S. consumer loans of $2.8 billion, $2.9 billion, $3.0 billion, $3.0 billion and $3.9 billion at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)
Substantially all of other consumer at December 31, 2019, 2018 and 2017 is consumer overdrafts. Other consumer at December 31, 2016 and 2015 also includes consumer finance loans of $465 million and $564 million, respectively.

(3)
Consumer loans accounted for under the fair value option include residential mortgage loans of $257 million, $336 million, $567 million, $710 million and $1.6 billion, and home equity loans of $337 million, $346 million, $361 million, $341 million and $250 million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively. Commercial loans accounted for under the fair value option include U.S. commercial loans of $4.7 billion, $2.5 billion, $2.6 billion, $2.9 billion and $2.3 billion, and non-U.S. commercial loans of $3.1 billion, $1.1 billion, $2.2 billion, $3.1 billion and $2.8 billion at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(4)
Includes U.S. commercial real estate loans of $59.0 billion, $56.6 billion, $54.8 billion, $54.3 billion and $53.6 billion, and non-U.S. commercial real estate loans of $3.7 billion, $4.2 billion, $3.5 billion, $3.1 billion and $3.5 billion at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(5)	Includes card-related products.

(6)	Represents non-U.S. credit card loans, which were included in assets of business held for sale on the Consolidated Balance Sheet.

81 Bank of America

Table II	Nonperforming Loans, Leases and Foreclosed Properties (1)

	December 31
(Dollars in millions)	2019	2018	2017	2016	2015
Consumer
Residential mortgage	$1,470	$1,893	$2,476	$3,056	$4,803
Home equity	536	1,893	2,644	2,918	3,337
Direct/Indirect consumer	47	56	46	28	24
Other consumer	—	—	—	2	1
Total consumer (2)	2,053	3,842	5,166	6,004	8,165
Commercial
U.S. commercial	1,094	794	814	1,256	867
Non-U.S. commercial	43	80	299	279	158
Commercial real estate	280	156	112	72	93
Commercial lease financing	32	18	24	36	12
	1,449	1,048	1,249	1,643	1,130
U.S. small business commercial	50	54	55	60	82
Total commercial (3)	1,499	1,102	1,304	1,703	1,212
Total nonperforming loans and leases	3,552	4,944	6,470	7,707	9,377
Foreclosed properties	285	300	288	377	459
Total nonperforming loans, leases and foreclosed properties	$3,837	$5,244	$6,758	$8,084	$9,836

(1)
Balances exclude foreclosed properties insured by certain government-guaranteed loans, principally FHA-insured loans, that entered foreclosure of $260 million, $488 million, $801 million, $1.2 billion and $1.4 billion at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)
In 2019, $422 million in interest income was estimated to be contractually due on $2.1 billion of consumer loans and leases classified as nonperforming at December 31, 2019, as presented in the table above, plus $5.5 billion of TDRs classified as performing at December 31, 2019. Approximately $297 million of the estimated $422 million in contractual interest was received and included in interest income for 2019.

(3)
In 2019, $133 million in interest income was estimated to be contractually due on $1.5 billion of commercial loans and leases classified as nonperforming at December 31, 2019, as presented in the table above, plus $1.3 billion of TDRs classified as performing at December 31, 2019. Approximately $88 million of the estimated $133 million in contractual interest was received and included in interest income for 2019.

Table III	Accruing Loans and Leases Past Due 90 Days or More (1)

	December 31
(Dollars in millions)	2019	2018	2017	2016	2015
Consumer
Residential mortgage (2)	$1,088	$1,884	$3,230	$4,793	$7,150
Credit card	1,042	994	900	782	789
Non-U.S. credit card	—	—	—	66	76
Direct/Indirect consumer	33	38	40	34	39
Other consumer	—	—	—	4	3
Total consumer	2,163	2,916	4,170	5,679	8,057
Commercial
U.S. commercial	106	197	144	106	113
Non-U.S. commercial	8	—	3	5	1
Commercial real estate	19	4	4	7	3
Commercial lease financing	20	29	19	19	15
	153	230	170	137	132
U.S. small business commercial	97	84	75	71	61
Total commercial	250	314	245	208	193
Total accruing loans and leases past due 90 days or more	$2,413	$3,230	$4,415	$5,887	$8,250

(1)	Our policy is to classify consumer real estate-secured loans as nonperforming at 90 days past due, except the fully-insured loan portfolio and loans accounted for under the fair value option.

(2)	Balances are fully-insured loans.

Bank of America 82

Table IV	Selected Loan Maturity Data (1, 2)

		December 31, 2019
(Dollars in millions)		Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
U.S. commercial		$76,523	$200,298	$50,216	$327,037
U.S. commercial real estate		13,683	39,259	6,023	58,965
Non-U.S. and other (3)		47,828	56,072	7,875	111,775
Total selected loans		$138,034	$295,629	$64,114	$497,777
Percent of total		28%	59%	13%	100%
Sensitivity of selected loans to changes in interest rates for loans due after one year:
Fixed interest rates			$21,526	$31,383
Floating or adjustable interest rates			274,103	32,731
Total			$295,629	$64,114

(1)	Loan maturities are based on the remaining maturities under contractual terms.

(2)	Includes loans accounted for under the fair value option.

(3)	Loan maturities include non-U.S. commercial and commercial real estate loans.

Table V	Allowance for Credit Losses

(Dollars in millions)		2019	2018	2017	2016	2015
Allowance for loan and lease losses, January 1		$9,601	$10,393	$11,237	$12,234	$14,419
Loans and leases charged off
Residential mortgage		(93)	(207)	(188)	(403)	(866)
Home equity		(429)	(483)	(582)	(752)	(975)
Credit card		(3,535)	(3,345)	(2,968)	(2,691)	(2,738)
Non-U.S. credit card (1)		—	—	(103)	(238)	(275)
Direct/Indirect consumer		(518)	(495)	(491)	(392)	(383)
Other consumer		(249)	(197)	(212)	(232)	(224)
Total consumer charge-offs		(4,824)	(4,727)	(4,544)	(4,708)	(5,461)
U.S. commercial (2)		(650)	(575)	(589)	(567)	(536)
Non-U.S. commercial		(115)	(82)	(446)	(133)	(59)
Commercial real estate		(31)	(10)	(24)	(10)	(30)
Commercial lease financing		(26)	(8)	(16)	(30)	(19)
Total commercial charge-offs		(822)	(675)	(1,075)	(740)	(644)
Total loans and leases charged off		(5,646)	(5,402)	(5,619)	(5,448)	(6,105)
Recoveries of loans and leases previously charged off
Residential mortgage		140	179	288	272	393
Home equity		787	485	369	347	339
Credit card		587	508	455	422	424
Non-U.S. credit card (1)		—	—	28	63	87
Direct/Indirect consumer		309	300	277	258	271
Other consumer		15	15	49	27	31
Total consumer recoveries		1,838	1,487	1,466	1,389	1,545
U.S. commercial (3)		122	120	142	175	172
Non-U.S. commercial		31	14	6	13	5
Commercial real estate		2	9	15	41	35
Commercial lease financing		5	9	11	9	10
Total commercial recoveries		160	152	174	238	222
Total recoveries of loans and leases previously charged off		1,998	1,639	1,640	1,627	1,767
Net charge-offs		(3,648)	(3,763)	(3,979)	(3,821)	(4,338)
Provision for loan and lease losses		3,574	3,262	3,381	3,581	3,043
Other (4)		(111)	(291)	(246)	(514)	(890)
Total allowance for loan and lease losses, December 31		9,416	9,601	10,393	11,480	12,234
Less: Allowance included in assets of business held for sale (5)		—	—	—	(243)	—
Allowance for loan and lease losses, December 31		9,416	9,601	10,393	11,237	12,234
Reserve for unfunded lending commitments, January 1		797	777	762	646	528
Provision for unfunded lending commitments		16	20	15	16	118
Other (4)		—	—	—	100	—
Reserve for unfunded lending commitments, December 31		813	797	777	762	646
Allowance for credit losses, December 31		$10,229	$10,398	$11,170	$11,999	$12,880

(1)	Represents amounts related to the non-U.S. credit card loan portfolio, which was sold in 2017.

(2)	Includes U.S. small business commercial charge-offs of $320 million, $287 million, $258 million, $253 million and $282 million in 2019, 2018, 2017, 2016 and 2015, respectively.

(3)	Includes U.S. small business commercial recoveries of $48 million, $47 million, $43 million, $45 million and $57 million in 2019, 2018, 2017, 2016 and 2015, respectively.

(4)
Primarily represents write-offs of PCI loans, the net impact of portfolio sales, consolidations and deconsolidations, foreign currency translation adjustments, transfers to held for sale and certain other reclassifications.

(5)	Represents allowance related to the non-U.S. credit card loan portfolio, which was sold in 2017.

83 Bank of America

Table V	Allowance for Credit Losses (continued)

(Dollars in millions)		2019	2018	2017	2016	2015
Loan and allowance ratios (6):
Loans and leases outstanding at December 31 (7)		$975,091	$942,546	$931,039	$908,812	$890,045
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31 (7)		0.97%	1.02%	1.12%	1.26%	1.37%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31 (8)		0.98	1.08	1.18	1.36	1.63
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31 (9)		0.96	0.97	1.05	1.16	1.11
Average loans and leases outstanding (7)		$951,583	$927,531	$911,988	$892,255	$869,065
Net charge-offs as a percentage of average loans and leases outstanding (7)		0.38%	0.41%	0.44%	0.43%	0.50%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31		265	194	161	149	130
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs		2.58	2.55	2.61	3.00	2.82
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (10)		$4,151	$4,031	$3,971	$3,951	$4,518
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (10)		148%	113%	99%	98%	82%

(6)	Loan and allowance ratios for 2016 include $243 million of non-U.S. credit card allowance for loan and lease losses and $9.2 billion of ending non-U.S. credit card loans, which were sold in 2017.

(7)
Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $8.3 billion, $4.3 billion, $5.7 billion, $7.1 billion and $6.9 billion at December 31, 2019, 2018, 2017, 2016 and 2015, respectively. Average loans accounted for under the fair value option were $6.8 billion, $5.5 billion, $6.7 billion, $8.2 billion and $7.7 billion in 2019, 2018, 2017, 2016 and 2015, respectively.

(8)
Excludes consumer loans accounted for under the fair value option of $594 million, $682 million, $928 million, $1.1 billion and $1.9 billion at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(9)
Excludes commercial loans accounted for under the fair value option of $7.7 billion, $3.7 billion, $4.8 billion, $6.0 billion and $5.1 billion at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(10)	Primarily includes amounts allocated to credit card and unsecured consumer lending portfolios in Consumer Banking and, in 2016 and 2015, the non-U.S. credit card portfolio in All Other.

Table VI	Allocation of the Allowance for Credit Losses by Product Type

	December 31
	2019		2018		2017		2016		2015
(Dollars in millions)	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Allowance for loan and lease losses
Residential mortgage	$325	3.45%	$422	4.40%	$701	6.74%	$1,012	8.82%	$1,500	12.26%
Home equity	221	2.35	506	5.27	1,019	9.80	1,738	15.14	2,414	19.73
Credit card	3,710	39.39	3,597	37.47	3,368	32.41	2,934	25.56	2,927	23.93
Non-U.S. credit card	—	—	—	—	—	—	243	2.12	274	2.24
Direct/Indirect consumer	234	2.49	248	2.58	264	2.54	244	2.13	223	1.82
Other consumer	52	0.55	29	0.30	31	0.30	51	0.44	47	0.38
Total consumer	4,542	48.23	4,802	50.02	5,383	51.79	6,222	54.21	7,385	60.36
U.S. commercial (1)	3,015	32.02	3,010	31.35	3,113	29.95	3,326	28.97	2,964	24.23
Non-U.S. commercial	658	6.99	677	7.05	803	7.73	874	7.61	754	6.17
Commercial real estate	1,042	11.07	958	9.98	935	9.00	920	8.01	967	7.90
Commercial lease financing	159	1.69	154	1.60	159	1.53	138	1.20	164	1.34
Total commercial	4,874	51.77	4,799	49.98	5,010	48.21	5,258	45.79	4,849	39.64
Total allowance for loan and lease losses	9,416	100.00%	9,601	100.00%	10,393	100.00%	11,480	100.00%	12,234	100.00%
Less: Allowance included in assets of business held for sale (2)	—		—		—		(243)		—
Allowance for loan and lease losses	9,416		9,601		10,393		11,237		12,234
Reserve for unfunded lending commitments	813		797		777		762		646
Allowance for credit losses	$10,229		$10,398		$11,170		$11,999		$12,880

(1)
Includes allowance for loan and lease losses for U.S. small business commercial loans of $523 million, $474 million, $439 million, $416 million and $507 million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)	Represents allowance for loan and lease losses related to the non-U.S. credit card loan portfolio, which was sold in 2017.

Bank of America 84

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
See Market Risk Management on page 71 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2019, the Corporation’s internal control over financial reporting is effective.
The Corporation’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019.
Brian T. Moynihan
Chairman, Chief Executive Officer and President

Paul M. Donofrio
Chief Financial Officer

Bank of America 86

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Bank of America Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Bank of America Corporation and its subsidiaries (the "Corporation") as of December 31, 2019 and December 31, 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2019 and December 31, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Loan and Lease Losses
As described in Notes 1 and 6 to the consolidated financial statements, the allowance for loan and lease losses represents management’s estimate of probable incurred credit losses in the Corporation’s loan and lease portfolio. As of December 31, 2019, the allowance for loan and lease losses was $9.4 billion on total loans and leases of $975.1 billion, which excludes loans accounted for under the fair value option. The allowance for loan and lease losses includes both quantitative and qualitative components. The allowance for certain consumer loan portfolios considers a variety of factors including historical loss experience, estimated defaults or foreclosures based on portfolio trends, delinquencies, bankruptcies, economic conditions, credit scores and the amount of loss in the event of default. The allowance for certain commercial loans is calculated using loss rates delineated by risk rating and product type. In addition, the qualitative

87 Bank of America

component has a higher degree of management subjectivity, and includes factors such as concentrations, economic conditions and other considerations.
The principal considerations for our determination that performing procedures relating to the allowance for loan and lease losses is a critical audit matter are (i) there was significant judgment and estimation by management in determining the allowance for loan and lease losses, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence obtained relating to the allowance for loan and lease losses, including the qualitative component, and (ii) the audit effort involved professionals with specialized skill and knowledge to assist in evaluating certain audit evidence.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for loan and lease losses. These procedures also included, among others, testing management’s process for estimating the allowance for loan and lease losses, including evaluating the appropriateness of the loss forecast models and methodology, testing the completeness and accuracy of certain data used in the allowance for loan and lease losses, and evaluating the reasonableness of significant assumptions and judgments used by management to estimate the qualitative component of the allowance for loan and lease losses including those judgments related to the impact of concentrations, economic conditions and other considerations. The procedures also included the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of certain loss forecast models and methodologies, evaluating the reasonableness of risk ratings used in the allowance for commercial loans, and evaluating the reasonableness of certain judgments used by management in estimating the qualitative component of the allowance for loan and lease losses.
Valuation of Certain Level 3 Financial Instruments
As described in Notes 1 and 21 to the consolidated financial statements, the Corporation carries certain financial instruments at fair value, which includes $10.3 billion of assets and $5.9 billion of liabilities classified as Level 3 fair value measurements for which the determination of fair value requires significant management judgment or estimation. The Corporation determines the fair value of certain Level 3 financial instruments using quantitative models that utilize multiple significant unobservable inputs, including long-dated volatility and forward price, as applicable. As disclosed by management, estimation risk is greater for financial instruments that are either option-based or have longer maturity dates where observable market inputs are less readily available, or are unobservable, in which case, quantitative-based extrapolations are used in determining fair values.
The principal considerations for our determination that performing procedures relating to the valuation of certain Level 3 financial instruments is a critical audit matter are the significant judgment and estimation used by management to determine the fair value of these financial instruments. This in turn led to a high degree of auditor judgment and effort in performing procedures, including the involvement of professionals with specialized skill and knowledge to assist in evaluating certain audit evidence.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures included testing the effectiveness of controls relating to the valuation of financial instruments, including controls related to valuation models, significant unobservable inputs, and data.  These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of fair value for a sample of these certain financial instruments and comparison of management’s estimate to the independently developed estimate of fair value. Developing the independent estimate involved testing the completeness and accuracy of data provided by management and evaluating the reasonableness of management’s assumptions used to develop the significant unobservable inputs.

Charlotte, North Carolina
February 19, 2020

We have served as the Corporation’s auditor since 1958.

Bank of America 88

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

(In millions, except per share information)	2019	2018	2017
Net interest income
Interest income	$71,236	$66,769	$57,579
Interest expense	22,345	18,607	12,340
Net interest income	48,891	48,162	45,239

Noninterest income
Fees and commissions	33,015	33,078	33,341
Market making and similar activities	9,034	9,008	7,102
Other income	304	772	1,444
Total noninterest income	42,353	42,858	41,887
Total revenue, net of interest expense	91,244	91,020	87,126

Provision for credit losses	3,590	3,282	3,396

Noninterest expense
Compensation and benefits	31,977	31,880	31,931
Occupancy and equipment	6,588	6,380	6,264
Information processing and communications	4,646	4,555	4,530
Product delivery and transaction related	2,762	2,857	3,041
Marketing	1,934	1,674	1,746
Professional fees	1,597	1,699	1,888
Other general operating	5,396	4,109	5,117
Total noninterest expense	54,900	53,154	54,517
Income before income taxes	32,754	34,584	29,213
Income tax expense	5,324	6,437	10,981
Net income	$27,430	$28,147	$18,232
Preferred stock dividends	1,432	1,451	1,614
Net income applicable to common shareholders	$25,998	$26,696	$16,618

Per common share information
Earnings	$2.77	$2.64	$1.63
Diluted earnings	2.75	2.61	1.56
Average common shares issued and outstanding	9,390.5	10,096.5	10,195.6
Average diluted common shares issued and outstanding	9,442.9	10,236.9	10,778.4

Consolidated Statement of Comprehensive Income

(Dollars in millions)	2019	2018	2017
Net income	$27,430	$28,147	$18,232
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	5,875	(3,953)	61
Net change in debit valuation adjustments	(963)	749	(293)
Net change in derivatives	616	(53)	64
Employee benefit plan adjustments	136	(405)	288
Net change in foreign currency translation adjustments	(86)	(254)	86
Other comprehensive income (loss)	5,578	(3,916)	206
Comprehensive income	$33,008	$24,231	$18,438
See accompanying Notes to Consolidated Financial Statements.

89 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	December 31
(Dollars in millions)	2019	2018
Assets
Cash and due from banks	$30,152	$29,063
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	131,408	148,341
Cash and cash equivalents	161,560	177,404
Time deposits placed and other short-term investments	7,107	7,494
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $50,364 and $56,399 measured at fair value)	274,597	261,131
Trading account assets (includes $90,946 and $119,363 pledged as collateral)	229,826	214,348
Derivative assets	40,485	43,725
Debt securities:
Carried at fair value	256,467	238,101
Held-to-maturity, at cost (fair value – $219,821 and $200,435)	215,730	203,652
Total debt securities	472,197	441,753
Loans and leases (includes $8,335 and $4,349 measured at fair value)	983,426	946,895
Allowance for loan and lease losses	(9,416)	(9,601)
Loans and leases, net of allowance	974,010	937,294
Premises and equipment, net	10,561	9,906
Goodwill	68,951	68,951
Loans held-for-sale (includes $3,709 and $2,942 measured at fair value)	9,158	10,367
Customer and other receivables	55,937	65,814
Other assets (includes $15,518 and $19,739 measured at fair value)	129,690	116,320
Total assets	$2,434,079	$2,354,507

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$403,305	$412,587
Interest-bearing (includes $508 and $492 measured at fair value)	940,731	891,636
Deposits in non-U.S. offices:
Noninterest-bearing	13,719	14,060
Interest-bearing	77,048	63,193
Total deposits	1,434,803	1,381,476
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $16,008 and $28,875 measured at fair value)	165,109	186,988
Trading account liabilities	83,270	68,220
Derivative liabilities	38,229	37,891
Short-term borrowings (includes $3,941 and $1,648 measured at fair value)	24,204	20,189
Accrued expenses and other liabilities (includes $15,434 and $20,075 measured at fair value and $813 and $797 of reserve for unfunded lending commitments)	182,798	165,026
Long-term debt (includes $34,975 and $27,689 measured at fair value)	240,856	229,392
Total liabilities	2,169,269	2,089,182
Commitments and contingencies (Note 7 – Securitizations and Other Variable Interest Entities and Note 13 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,887,440 and 3,843,140 shares	23,401	22,326
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 8,836,148,954 and 9,669,286,370 shares	91,723	118,896
Retained earnings	156,319	136,314
Accumulated other comprehensive income (loss)	(6,633)	(12,211)
Total shareholders’ equity	264,810	265,325
Total liabilities and shareholders’ equity	$2,434,079	$2,354,507

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$5,811	$5,798
Loans and leases	38,837	43,850
Allowance for loan and lease losses	(807)	(912)
Loans and leases, net of allowance	38,030	42,938
All other assets	540	337
Total assets of consolidated variable interest entities	$44,381	$49,073
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings	$2,175	$742
Long-term debt (includes $8,717 and $10,943 of non-recourse debt)	8,718	10,944
All other liabilities (includes $19 and $27 of non-recourse liabilities)	22	30
Total liabilities of consolidated variable interest entities	$10,915	$11,716
See accompanying Notes to Consolidated Financial Statements.

Bank of America 90

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, December 31, 2016	$25,220	10,052.6	$147,038	$101,225	$(7,288)	$266,195
Net income				18,232		18,232
Net change in debt securities					61	61
Net change in debit valuation adjustments					(293)	(293)
Net change in derivatives					64	64
Employee benefit plan adjustments					288	288
Net change in foreign currency translation adjustments					86	86
Dividends declared:
Common				(4,027)		(4,027)
Preferred				(1,578)		(1,578)
Common stock issued in connection with exercise of warrants and exchange of preferred stock	(2,897)	700.0	2,933	(36)		—
Common stock issued under employee plans, net, and other		43.3	932			932
Common stock repurchased		(508.6)	(12,814)			(12,814)
Balance, December 31, 2017	$22,323	10,287.3	$138,089	$113,816	$(7,082)	$267,146
Cumulative adjustment for adoption of hedge accounting standard				(32)	57	25
Adoption of accounting standard related to certain tax effects stranded in accumulated other comprehensive income (loss)				1,270	(1,270)	—
Net income				28,147		28,147
Net change in debt securities					(3,953)	(3,953)
Net change in debit valuation adjustments					749	749
Net change in derivatives					(53)	(53)
Employee benefit plan adjustments					(405)	(405)
Net change in foreign currency translation adjustments					(254)	(254)
Dividends declared:
Common				(5,424)		(5,424)
Preferred				(1,451)		(1,451)
Issuance of preferred stock	4,515					4,515
Redemption of preferred stock	(4,512)					(4,512)
Common stock issued under employee plans, net, and other		58.2	901	(12)		889
Common stock repurchased		(676.2)	(20,094)			(20,094)
Balance, December 31, 2018	$22,326	9,669.3	$118,896	$136,314	$(12,211)	$265,325
Cumulative adjustment for adoption of lease accounting standard				165		165
Net income				27,430		27,430
Net change in debt securities					5,875	5,875
Net change in debit valuation adjustments					(963)	(963)
Net change in derivatives					616	616
Employee benefit plan adjustments					136	136
Net change in foreign currency translation adjustments					(86)	(86)
Dividends declared:
Common				(6,146)		(6,146)
Preferred				(1,432)		(1,432)
Issuance of preferred stock	3,643					3,643
Redemption of preferred stock	(2,568)					(2,568)
Common stock issued under employee plans, net, and other		123.3	971	(12)		959
Common stock repurchased		(956.5)	(28,144)			(28,144)
Balance, December 31, 2019	$23,401	8,836.1	$91,723	$156,319	$(6,633)	$264,810
See accompanying Notes to Consolidated Financial Statements.

91 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(Dollars in millions)	2019	2018	2017
Operating activities
Net income	$27,430	$28,147	$18,232
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,590	3,282	3,396
Gains on sales of debt securities	(217)	(154)	(255)
Depreciation and amortization	1,729	2,063	2,103
Net amortization of premium/discount on debt securities	2,066	1,824	2,251
Deferred income taxes	2,435	3,041	8,175
Stock-based compensation	1,974	1,729	1,649
Impairment of equity method investment	2,072	—	—
Loans held-for-sale:
Originations and purchases	(28,874)	(28,071)	(43,506)
Proceeds from sales and paydowns of loans originally classified as held for sale and instruments from related securitization activities	30,191	28,972	40,548
Net change in:
Trading and derivative assets/liabilities	7,920	(23,673)	(14,663)
Other assets	(11,113)	11,920	(20,090)
Accrued expenses and other liabilities	16,363	13,010	4,673
Other operating activities, net	6,211	(2,570)	7,351
Net cash provided by operating activities	61,777	39,520	9,864
Investing activities
Net change in:
Time deposits placed and other short-term investments	387	3,659	(1,292)
Federal funds sold and securities borrowed or purchased under agreements to resell	(13,466)	(48,384)	(14,523)
Debt securities carried at fair value:
Proceeds from sales	52,006	5,117	73,353
Proceeds from paydowns and maturities	79,114	78,513	93,874
Purchases	(152,782)	(76,640)	(166,975)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	34,770	18,789	16,653
Purchases	(37,115)	(35,980)	(25,088)
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	12,201	21,365	11,996
Purchases	(5,963)	(4,629)	(6,846)
Other changes in loans and leases, net	(46,808)	(31,292)	(41,104)
Other investing activities, net	(2,974)	(1,986)	8,411
Net cash used in investing activities	(80,630)	(71,468)	(51,541)
Financing activities
Net change in:
Deposits	53,327	71,931	48,611
Federal funds purchased and securities loaned or sold under agreements to repurchase	(21,879)	10,070	7,024
Short-term borrowings	4,004	(12,478)	8,538
Long-term debt:
Proceeds from issuance	52,420	64,278	53,486
Retirement	(50,794)	(53,046)	(49,480)
Preferred stock:
Proceeds from issuance	3,643	4,515	—
Redemption	(2,568)	(4,512)	—
Common stock repurchased	(28,144)	(20,094)	(12,814)
Cash dividends paid	(5,934)	(6,895)	(5,700)
Other financing activities, net	(698)	(651)	(397)
Net cash provided by financing activities	3,377	53,118	49,268
Effect of exchange rate changes on cash and cash equivalents	(368)	(1,200)	2,105
Net increase (decrease) in cash and cash equivalents	(15,844)	19,970	9,696
Cash and cash equivalents at January 1	177,404	157,434	147,738
Cash and cash equivalents at December 31	$161,560	$177,404	$157,434
Supplemental cash flow disclosures
Interest paid	$22,196	$19,087	$12,852
Income taxes paid, net	4,359	2,470	3,235

See accompanying Notes to Consolidated Financial Statements.

Bank of America 92

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
In the Consolidated Statement of Income, amounts related to certain asset and liability management (ALM) activities have been reclassified from other income to market making and similar activities, which was previously referred to as trading account income. All prior periods presented reflect this change, which has no impact on the Corporation's total noninterest income or net income, and has no impact on business segment results. The amounts included in market making and similar activities related to this change in presentation are increases of $930 million, $1.1 billion and $332 million for 2019, 2018 and 2017, respectively.
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
Accounting for Financial Instruments -- Credit Losses
On January 1, 2020, the Corporation adopted the new accounting standard that requires the measurement of the allowance for credit losses to be based on management’s best estimate of lifetime expected credit losses inherent in the Corporation’s relevant financial assets. The Corporation’s lifetime expected credit losses are determined using macroeconomic forecast assumptions and management judgments applicable to and through the expected life of the loan portfolios, and are net of expected recoveries on loans that were previously charged off. The standard also expands credit quality disclosures beginning in the first quarter of 2020. While the standard changes the measurement of the allowance for credit losses, it does not change the Corporation’s credit risk of its lending portfolios or the ultimate losses in those portfolios. Upon adoption of the standard on January 1, 2020, the Corporation recorded a $3.3 billion, or 32 percent, increase to the allowance for credit losses. After adjusting for deferred taxes and other adoption effects, a $2.4 billion decrease was recorded in retained earnings through a cumulative-effect adjustment.
Significant Accounting Principles
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash items in the process of collection, cash segregated under federal and other brokerage regulations, and amounts due from correspondent banks, the Federal Reserve Bank and certain non-U.S. central banks. Certain cash balances are restricted as to withdrawal or usage by legally binding contractual agreements or regulatory requirements.
Securities Financing Agreements
Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase (securities financing agreements) are treated as collateralized financing transactions except in instances where the transaction is required to be accounted for as individual sale and purchase transactions. Generally, these agreements are recorded at acquisition or sale price plus accrued interest, except for certain securities financing agreements that the Corporation accounts for under the fair value option. Changes in the fair value of securities financing agreements that are accounted for under the fair value option are recorded in market making and similar activities in the Consolidated Statement of Income.
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
Collateral
The Corporation accepts securities and loans as collateral that it is permitted by contract or practice to sell or repledge. At December 31, 2019 and 2018, the fair value of this collateral was $693.0 billion and $599.0 billion, of which $593.8 billion and $508.6

93 Bank of America

billion were sold or repledged. The primary source of this collateral is securities borrowed or purchased under agreements to resell.
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
Trading Instruments
Financial instruments utilized in trading activities are carried at fair value. Fair value is generally based on quoted market prices for the same or similar assets and liabilities. If these market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques where the determination of fair value may require significant management judgment or estimation. Realized gains and losses are recorded on a trade-date basis. Realized and unrealized gains and losses are recognized in market making and similar activities.
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

Trading Derivatives and Other Risk Management Activities
Derivatives held for trading purposes are included in derivative assets or derivative liabilities on the Consolidated Balance Sheet with changes in fair value included in market making and similar activities.
Derivatives used for other risk management activities are included in derivative assets or derivative liabilities. Derivatives used in other risk management activities have not been designated in qualifying accounting hedge relationships because they did not qualify or the risk that is being mitigated pertains to an item that is reported at fair value through earnings so that the effect of measuring the derivative instrument and the asset or liability to which the risk exposure pertains will offset in the Consolidated Statement of Income to the extent effective. The changes in the fair value of derivatives that serve to mitigate certain risks associated with mortgage servicing rights (MSRs), interest rate lock commitments (IRLCs) and first-lien mortgage loans held-for-sale (LHFS) that are originated by the Corporation are recorded in other income. Changes in the fair value of derivatives that serve to mitigate interest rate risk and foreign currency risk are included in market making and similar activities. Credit derivatives are also used by the Corporation to mitigate the risk associated with various credit exposures. The changes in the fair value of these derivatives are included in market making and similar activities and other income.
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
Cash flow hedges are used primarily to minimize the variability in cash flows of assets and liabilities or forecasted transactions caused by interest rate or foreign exchange rate fluctuations. The Corporation also uses cash flow hedges to hedge the price risk associated with deferred compensation. Changes in the fair value of derivatives used in cash flow hedges are recorded in accumulated other comprehensive income (OCI) and are reclassified into the line item in the income statement in which the hedged item is recorded in the same period the hedged item affects earnings. Components of a derivative that are excluded in

Bank of America 94

assessing hedge effectiveness are recorded in the same income statement line item as the hedged item.
Net investment hedges are used to manage the foreign exchange rate sensitivity arising from a net investment in a foreign operation. Changes in the spot prices of derivatives that are designated as net investment hedges of foreign operations are recorded as a component of accumulated OCI. The remaining components of these derivatives are excluded in assessing hedge effectiveness and are recorded in market making and similar activities.
Securities
Debt securities are reported on the Consolidated Balance Sheet at their trade date. Their classification is dependent on the purpose for which the securities were acquired. Debt securities purchased for use in the Corporation’s trading activities are reported in trading account assets at fair value with unrealized gains and losses included in market making and similar activities. Substantially all other debt securities purchased are used in the Corporation’s ALM activities and are reported on the Consolidated Balance Sheet as either debt securities carried at fair value or as held-to-maturity (HTM) debt securities. Debt securities carried at fair value are either available-for-sale (AFS) securities with unrealized gains and losses net-of-tax included in accumulated OCI or carried at fair value with unrealized gains and losses reported in other income. HTM debt securities, which are certain debt securities that management has the intent and ability to hold to maturity, are reported at amortized cost.
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
Equity securities with readily determinable fair values that are not held for trading purposes are carried at fair value with unrealized gains and losses included in other income. Equity securities that do not have readily determinable fair values are recorded at cost less impairment, if any, plus or minus qualifying observable price changes. These securities are reported in other assets.

Loans and Leases
Loans, with the exception of loans accounted for under the fair value option, are measured at historical cost and reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized deferred fees and costs on originated loans, and for purchased loans, net of any unamortized premiums or discounts. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the lives of the related loans. Unearned income, discounts and premiums are amortized to interest income using a level yield methodology. The Corporation elects to account for certain consumer and commercial loans under the fair value option with interest reported in interest income and changes in fair value reported in market making and similar activities or other income.
Under applicable accounting guidance, for reporting purposes, the loan and lease portfolio is categorized by portfolio segment and, within each portfolio segment, by class of financing receivables. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses, and a class of financing receivables is defined as the level of disaggregation of portfolio segments based on the initial measurement attribute, risk characteristics and methods for assessing risk. The Corporation’s three portfolio segments are Consumer Real Estate, Credit Card and Other Consumer, and Commercial. The classes within the Consumer Real Estate portfolio segment are residential mortgage and home equity. The classes within the Credit Card and Other Consumer portfolio segment are credit card, direct/indirect consumer and other consumer. The classes within the Commercial portfolio segment are U.S. commercial, non-U.S. commercial, commercial real estate, commercial lease financing and U.S. small business commercial.
Leases
The Corporation provides equipment financing to its customers through a variety of lessor arrangements. Direct financing leases and sales-type leases are carried at the aggregate of lease payments receivable plus the estimated residual value of the leased property less unearned income, which is accreted to interest income over the lease terms using methods that approximate the interest method. Operating lease income is recognized on a straight-line basis. The Corporation's lease arrangements generally do not contain non-lease components.
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

95 Bank of America

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
For consumer loans secured by residential real estate, using statistical modeling methodologies, the Corporation estimates the number of loans that will default based on the individual loan attributes aggregated into pools of homogeneous loans with similar attributes. The attributes that are most significant to the probability of default and are used to estimate defaults include refreshed loan-to-value (LTV) or, in the case of a subordinated lien, refreshed combined LTV (CLTV), borrower credit score, months since origination and geography, all of which are further broken down by present collection status (whether the loan is current, delinquent, in default or in bankruptcy). The severity or loss given default is estimated based on the refreshed LTV for first-lien mortgages or CLTV for subordinated liens. The estimates are based on the Corporation’s historical experience with the loan portfolio, adjusted to reflect an assessment of environmental factors not yet reflected in the historical data underlying the loss estimates, such as changes in real estate values, local and national economies, underwriting standards and the regulatory environment. The probability of default models also incorporate recent experience with modification programs including re-defaults subsequent to modification, a loan’s default history prior to modification and the change in borrower payments post-modification. On home equity loans where the Corporation holds only a second-lien position and foreclosure is not the best alternative, the loss severity is estimated at 100 percent.
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
Nonperforming Loans and Leases, Charge-offs and Delinquencies
Nonperforming loans and leases generally include loans and leases that have been placed on nonaccrual status. Loans accounted for under the fair value option and LHFS are not reported as nonperforming.
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

Bank of America 96

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
Troubled Debt Restructurings
Consumer and commercial loans and leases whose contractual terms have been restructured in a manner that grants a concession to a borrower experiencing financial difficulties are classified as TDRs. Concessions could include a reduction in the interest rate to a rate that is below market on the loan, payment extensions, forgiveness of principal, forbearance or other actions designed to maximize collections. Loans that are carried at fair value and LHFS are not classified as TDRs.
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
Loans Held-for-sale
Loans that the Corporation intends to sell in the foreseeable future, including residential mortgages, loan syndications, and to a lesser degree, commercial real estate, consumer finance and other loans, are reported as LHFS and are carried at the lower of aggregate cost or fair value. The Corporation accounts for certain LHFS, including residential mortgage LHFS, under the fair value option with interest recorded in interest income and changes in fair value recorded in other income. Loan origination costs related to LHFS that the Corporation accounts for under the fair value option are recognized in noninterest expense when incurred. Loan origination costs for LHFS carried at the lower of cost or fair value are capitalized as part of the carrying value of the loans and recognized as a reduction of noninterest income upon the sale of such loans. LHFS that are on nonaccrual status and are reported as nonperforming, as defined in the policy herein, are reported separately from nonperforming loans and leases.
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

97 Bank of America

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
Fair Value
The Corporation measures the fair values of its assets and liabilities, where applicable, in accordance with accounting guidance that requires an entity to base fair value on exit price. Under this guidance, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value. Under applicable accounting standards, fair value measurements are categorized into one of three levels

Bank of America 98

based on the inputs to the valuation technique with the highest priority given to unadjusted quoted prices in active markets and the lowest priority given to unobservable inputs. The Corporation categorizes its fair value measurements of financial instruments based on this three-level hierarchy.

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

99 Bank of America

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
Financial advisory services consist of fees earned for assisting clients with transactions related to mergers and acquisitions and financial restructurings. Revenue varies depending on the size of the transaction and scope of services performed and is generally contingent on successful completion of the transaction. Revenue is typically recognized once the transaction is completed and all services have been rendered. Additionally, the Corporation may earn a fixed fee in merger and acquisition transactions to provide a fairness opinion, with the fees recognized when the opinion is delivered to the client.

Other Revenue Measurement and Recognition Policies
The Corporation did not disclose the value of any open performance obligations at December 31, 2019, as its contracts with customers generally have a fixed term that is less than one year, an open term with a cancellation period that is less than one year, or provisions that allow the Corporation to recognize revenue at the amount it has the right to invoice.
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

Bank of America 100

NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for 2019, 2018 and 2017. For more information, see Note 1 – Summary of Significant Accounting Principles. For a disaggregation of noninterest income by business segment and All Other, see Note 24 – Business Segment Information.

(Dollars in millions)	2019	2018	2017
Net interest income
Interest income
Loans and leases	$43,086	$40,811	$36,221
Debt securities	11,806	11,724	10,471
Federal funds sold and securities borrowed or purchased under agreements to resell	4,843	3,176	2,390
Trading account assets	5,196	4,811	4,474
Other interest income	6,305	6,247	4,023
Total interest income	71,236	66,769	57,579

Interest expense
Deposits	7,188	4,495	1,931
Short-term borrowings	7,208	5,839	3,538
Trading account liabilities	1,249	1,358	1,204
Long-term debt	6,700	6,915	5,667
Total interest expense	22,345	18,607	12,340
Net interest income	$48,891	$48,162	$45,239

Noninterest income
Fees and commissions
Card income
Interchange fees (1)	$3,834	$3,866	$3,777
Other card income	1,963	1,958	1,899
Total card income	5,797	5,824	5,676
Service charges
Deposit-related fees	6,588	6,667	6,708
Lending-related fees	1,086	1,100	1,110
Total service charges	7,674	7,767	7,818
Investment and brokerage services
Asset management fees	10,241	10,189	9,310
Brokerage fees	3,661	3,971	4,526
Total investment and brokerage services	13,902	14,160	13,836
Investment banking fees
Underwriting income	2,998	2,722	2,821
Syndication fees	1,184	1,347	1,499
Financial advisory services	1,460	1,258	1,691
Total investment banking fees	5,642	5,327	6,011
Total fees and commissions	33,015	33,078	33,341
Market making and similar activities	9,034	9,008	7,102
Other income	304	772	1,444
Total noninterest income	$42,353	$42,858	$41,887

(1)
Gross interchange fees were $10.0 billion, $9.5 billion and $8.8 billion for 2019, 2018 and 2017, respectively, and are presented net of $6.2 billion, $5.6 billion and $5.1 billion of expenses for rewards and partner payments for the same periods.

101 Bank of America

NOTE 3 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at December 31, 2019 and 2018. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		December 31, 2019
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$15,074.4	$162.0	$9.7	$171.7	$168.5	$0.4	$168.9
Futures and forwards	3,279.8	1.0	—	1.0	1.0	—	1.0
Written options	1,767.7	—	—	—	32.5	—	32.5
Purchased options	1,673.6	37.4	—	37.4	—	—	—
Foreign exchange contracts
Swaps	1,657.7	30.3	0.7	31.0	31.7	0.9	32.6
Spot, futures and forwards	3,792.7	35.9	0.1	36.0	38.7	0.3	39.0
Written options	274.3	—	—	—	3.8	—	3.8
Purchased options	261.6	4.0	—	4.0	—	—	—
Equity contracts
Swaps	315.0	6.5	—	6.5	8.1	—	8.1
Futures and forwards	125.1	0.3	—	0.3	1.1	—	1.1
Written options	731.1	—	—	—	34.6	—	34.6
Purchased options	668.6	42.4	—	42.4	—	—	—
Commodity contracts
Swaps	42.0	2.1	—	2.1	4.4	—	4.4
Futures and forwards	61.3	1.7	—	1.7	0.4	—	0.4
Written options	33.2	—	—	—	1.4	—	1.4
Purchased options	37.9	1.4	—	1.4	—	—	—
Credit derivatives (2)
Purchased credit derivatives:
Credit default swaps	321.6	2.7	—	2.7	5.6	—	5.6
Total return swaps/options	86.6	0.4	—	0.4	1.3	—	1.3
Written credit derivatives:
Credit default swaps	300.2	5.4	—	5.4	2.0	—	2.0
Total return swaps/options	86.2	0.8	—	0.8	0.4	—	0.4
Gross derivative assets/liabilities		$334.3	$10.5	$344.8	$335.5	$1.6	$337.1
Less: Legally enforceable master netting agreements				(270.4)			(270.4)
Less: Cash collateral received/paid				(33.9)			(28.5)
Total derivative assets/liabilities				$40.5			$38.2

(1)	Represents the total contract/notional amount of derivative assets and liabilities outstanding.

(2)
The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $2.8 billion and $309.7 billion at December 31, 2019.

Bank of America 102

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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance

Sheet at December 31, 2019 and 2018 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 11 – Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash.

103 Bank of America

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	December 31, 2019		December 31, 2018
Interest rate contracts
Over-the-counter	$203.1	$196.6	$174.2	$169.4
Exchange-traded	0.1	0.1	—	—
Over-the-counter cleared	6.0	5.3	4.8	4.0
Foreign exchange contracts
Over-the-counter	69.2	73.1	82.5	86.3
Over-the-counter cleared	0.5	0.5	0.9	0.9
Equity contracts
Over-the-counter	21.3	17.8	24.6	14.6
Exchange-traded	26.4	22.8	16.1	15.1
Commodity contracts
Over-the-counter	2.8	4.2	3.5	4.5
Exchange-traded	0.8	0.8	1.0	0.9
Over-the-counter cleared	—	0.1	—	—
Credit derivatives
Over-the-counter	6.4	6.6	7.7	8.2
Over-the-counter cleared	2.5	2.2	2.5	2.3
Total gross derivative assets/liabilities, before netting
Over-the-counter	302.8	298.3	292.5	283.0
Exchange-traded	27.3	23.7	17.1	16.0
Over-the-counter cleared	9.0	8.1	8.2	7.2
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(274.7)	(269.3)	(264.4)	(259.2)
Exchange-traded	(21.5)	(21.5)	(13.5)	(13.5)
Over-the-counter cleared	(8.1)	(8.1)	(7.2)	(7.2)
Derivative assets/liabilities, after netting	34.8	31.2	32.7	26.3
Other gross derivative assets/liabilities (2)	5.7	7.0	11.0	11.6
Total derivative assets/liabilities	40.5	38.2	43.7	37.9
Less: Financial instruments collateral (3)	(14.6)	(16.1)	(16.3)	(8.6)
Total net derivative assets/liabilities	$25.9	$22.1	$27.4	$29.3

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

Bank of America 104

Fair Value Hedges
The table below summarizes information related to fair value hedges for 2019, 2018 and 2017.

Gains and Losses on Derivatives Designated as Fair Value Hedges

	Derivative			Hedged Item
(Dollars in millions)	2019	2018	2017	2019	2018	2017
Interest rate risk on long-term debt (1)	$6,113	$(1,538)	$(1,537)	$(6,110)	$1,429	$1,045
Interest rate and foreign currency risk on long-term debt (2)	119	(1,187)	1,811	(101)	1,079	(1,767)
Interest rate risk on available-for-sale securities (3)	(102)	(52)	(67)	98	50	35
Total	$6,130	$(2,777)	$207	$(6,113)	$2,558	$(687)

(1)	Amounts are recorded in interest expense in the Consolidated Statement of Income.

(2)
In 2019, 2018 and 2017, the derivative amount includes gains (losses) of $73 million, $(116) million and $(365) million in interest expense, $28 million, $(992) million and $2.2 billion in market making and similar activities, and $18 million and $(79) million in accumulated OCI, respectively. Line item totals are in the Consolidated Statement of Income and in the Consolidated Balance Sheet.

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

Designated Fair Value Hedged Assets (Liabilities)

	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
(Dollars in millions)	December 31, 2019		December 31, 2018
Long-term debt (2)	$(162,389)	$(8,685)	$(138,682)	$(2,117)
Available-for-sale debt securities (2)	1,654	64	981	(29)

(1)	For assets, increase (decrease) to carrying value and for liabilities, (increase) decrease to carrying value.

(2)
At December 31, 2019 and 2018, the cumulative fair value adjustments remaining on long-term debt and AFS debt securities from discontinued hedging relationships resulted in a decrease in the related liability of $1.3 billion and $1.6 billion and an increase (decrease) in the related asset of $8 million and $(29) million, which are being amortized over the remaining contractual life of the de-designated hedged items.

Cash Flow and Net Investment Hedges
The following table summarizes certain information related to cash flow hedges and net investment hedges for 2019, 2018 and 2017. Of the $400 million after-tax net loss ($526 million pretax) on derivatives in accumulated OCI at December 31, 2019, $68 million after-tax ($90 million pretax) is expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily reduce net interest income related to the respective hedged items. For terminated cash flow hedges, the time period over which the majority of the forecasted transactions are hedged is approximately 3 years, with a maximum length of time for certain forecasted transactions of 16 years.

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Gains (Losses) in Accumulated OCI on Derivatives			Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)	2019	2018	2017	2019	2018	2017
Cash flow hedges
Interest rate risk on variable-rate assets (1)	$671	$(159)	$(109)	$(104)	$(165)	$(327)
Price risk on certain compensation plans (2)	34	4	59	(2)	27	148
Total	$705	$(155)	$(50)	$(106)	$(138)	$(179)
Net investment hedges
Foreign exchange risk (3)	$22	$989	$(1,588)	$366	$411	$1,782

(1)	Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.

(2)	Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.

(3)
Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. Amounts excluded from effectiveness testing and recognized in market making and similar activities were gains of $154 million, $47 million and $120 million in 2019, 2018 and 2017, respectively.

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The following table presents gains (losses) on these derivatives for 2019, 2018 and 2017. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

105 Bank of America

Gains and Losses on Other Risk Management Derivatives

(Dollars in millions)	2019	2018	2017
Interest rate risk on mortgage activities (1, 2)	$315	$(107)	$8
Credit risk on loans (2)	(58)	9	(6)
Interest rate and foreign currency risk on ALM activities (3)	1,112	3,278	(1,318)
Price risk on certain compensation plans (4)	943	(495)	704

(1)
Primarily related to hedges of interest rate risk on MSRs and IRLCs to originate mortgage loans that will be held for sale. The net gains on IRLCs, which are not included in the table but are considered derivative instruments, were $73 million, $47 million and $220 million in 2019, 2018 and 2017, respectively.

(2)	Gains (losses) on these derivatives are recorded in other income.

(3)	Gains (losses) on these derivatives are recorded in market making and similar activities. Prior-period amounts have been updated to conform to the current-period presentation.

(4)	Gains (losses) on these derivatives are recorded in compensation and benefits expense.
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. As of December 31, 2019 and 2018, the Corporation had transferred $5.2 billion and $5.8 billion of non-U.S. government-guaranteed MBS to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $5.2 billion and $5.8 billion at the transfer dates. At December 31, 2019 and 2018, the fair value of the transferred securities was $5.3 billion and $5.5 billion.
Sales and Trading Revenue
The Corporation enters into trading derivatives to facilitate client transactions and to manage risk exposures arising from trading account assets and liabilities. It is the Corporation’s policy to include these derivative instruments in its trading activities which include derivatives and non-derivative cash instruments. The resulting risk from these derivatives is managed on a portfolio basis as part of the Corporation’s Global Markets business segment. The related sales and trading revenue generated within Global Markets is recorded in various income statement line items including market making and similar activities and net interest income as well as other revenue categories.
Sales and trading revenue includes changes in the fair value and realized gains and losses on the sales of trading and other assets, net interest income, and fees primarily from commissions on equity securities. Revenue is generated by the difference in the client price for an instrument and the price at which the trading desk can execute the trade in the dealer market. For equity securities, commissions related to purchases and sales are recorded in the “Other” column in the Sales and Trading Revenue table. Changes in the fair value of these securities are included in market making and similar activities. For debt securities, revenue, with the exception of interest associated with the debt securities, is typically included in market making and similar activities. Unlike commissions for equity securities, the initial revenue related to broker-dealer services for debt securities is typically included in the pricing of the instrument rather than being charged through separate fee arrangements. Therefore, this revenue is recorded in market making and similar activities as part of the initial mark to fair value. For derivatives, the majority of revenue is included in market making and similar activities. In transactions where the Corporation acts as agent, which include exchange-traded futures and options, fees are recorded in other income.
The following table, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for 2019, 2018 and 2017. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 24 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	2019
Interest rate risk	$916	$1,831	$121	$2,868
Foreign exchange risk	1,300	54	43	1,397
Equity risk	3,565	(638)	1,574	4,501
Credit risk	1,158	1,800	511	3,469
Other risk	123	75	57	255
Total sales and trading revenue	$7,062	$3,122	$2,306	$12,490

	2018
Interest rate risk	$784	$1,696	$259	$2,739
Foreign exchange risk	1,486	11	14	1,511
Equity risk	3,874	(662)	1,644	4,856
Credit risk	1,063	1,861	588	3,512
Other risk	50	202	53	305
Total sales and trading revenue	$7,257	$3,108	$2,558	$12,923

	2017
Interest rate risk	$429	$1,846	$248	$2,523
Foreign exchange risk	1,409	12	9	1,430
Equity risk	2,598	(427)	1,904	4,075
Credit risk	1,685	1,945	578	4,208
Other risk	79	170	75	324
Total sales and trading revenue	$6,200	$3,546	$2,814	$12,560

(1)
Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $1.7 billion, $1.7 billion and $2.0 billion in 2019, 2018 and 2017, respectively.

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
Credit derivatives are classified as investment and non-investment grade based on the credit quality of the underlying referenced obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-

Bank of America 106

rated credit derivative instruments. The Corporation discloses internal categorizations of investment grade and non-investment grade consistent with how risk is managed for these instruments.

Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at December 31, 2019 and 2018 are summarized in the following table.

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	December 31, 2019
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$—	$5	$60	$164	$229
Non-investment grade	70	292	561	808	1,731
Total	70	297	621	972	1,960
Total return swaps/options:
Investment grade	35	—	—	—	35
Non-investment grade	344	—	—	—	344
Total	379	—	—	—	379
Total credit derivatives	$449	$297	$621	$972	$2,339
Credit-related notes:
Investment grade	$—	$3	$1	$639	$643
Non-investment grade	6	2	1	1,125	1,134
Total credit-related notes	$6	$5	$2	$1,764	$1,777
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$55,827	$67,838	$71,320	$17,708	$212,693
Non-investment grade	19,049	26,521	29,618	12,337	87,525
Total	74,876	94,359	100,938	30,045	300,218
Total return swaps/options:
Investment grade	56,488	—	62	76	56,626
Non-investment grade	28,707	657	104	60	29,528
Total	85,195	657	166	136	86,154
Total credit derivatives	$160,071	$95,016	$101,104	$30,181	$386,372

	December 31, 2018
	Carrying Value
Credit default swaps:
Investment grade	$2	$44	$436	$488	$970
Non-investment grade	132	636	914	1,691	3,373
Total	134	680	1,350	2,179	4,343
Total return swaps/options:
Investment grade	105	—	—	—	105
Non-investment grade	472	21	—	—	493
Total	577	21	—	—	598
Total credit derivatives	$711	$701	$1,350	$2,179	$4,941
Credit-related notes:
Investment grade	$—	$—	$4	$532	$536
Non-investment grade	1	1	1	1,500	1,503
Total credit-related notes	$1	$1	$5	$2,032	$2,039
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$53,758	$95,699	$95,274	$20,054	$264,785
Non-investment grade	24,297	33,881	34,530	14,426	107,134
Total	78,055	129,580	129,804	34,480	371,919
Total return swaps/options:
Investment grade	60,042	822	59	72	60,995
Non-investment grade	24,524	1,649	39	70	26,282
Total	84,566	2,471	98	142	87,277
Total credit derivatives	$162,621	$132,051	$129,902	$34,622	$459,196

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

107 Bank of America

take additional protective measures such as early termination of all trades. Further, as previously discussed on page 103, the Corporation enters into legally enforceable master netting agreements which reduce risk by permitting closeout and netting of transactions with the same counterparty upon the occurrence of certain events.
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At December 31, 2019 and 2018, the Corporation held cash and securities collateral of $84.3 billion and $81.6 billion and posted cash and securities collateral of $69.1 billion and $56.5 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At December 31, 2019, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $2.3 billion, including $913 million for Bank of America, National Association (BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At December 31, 2019 and 2018, the liability recorded for these derivative contracts was not significant.
The following table presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at December 31, 2019 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Additional Collateral Required to be Posted Upon Downgrade at December 31, 2019

(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$480	$491
Bank of America, N.A. and subsidiaries (1)	222	353

(1)	Included in Bank of America Corporation collateral requirements in this table.
The following table presents the derivative liabilities that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been contractually required at December 31, 2019 if the long-term senior debt ratings for the Corporation or certain subsidiaries had been lower by one incremental notch and by an additional second incremental notch.

Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at December 31, 2019

(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liabilities	$57	$783
Collateral posted	42	411

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
Valuation adjustments on derivatives are affected by changes in market spreads, non-credit related market factors such as interest rates and foreign exchange rates that affect the expected exposure, and other factors like changes in collateral arrangements and partial payments. Credit spreads and non-credit factors can move independently. For example, for an interest rate swap, changes in interest rates may increase the expected exposure, which would increase the counterparty credit valuation adjustment (CVA). Independently, counterparty credit spreads may tighten, which would result in an offsetting decrease to CVA.
The Corporation enters into risk management activities to offset market driven exposures. The Corporation often hedges the counterparty spread risk in CVA with CDS. The Corporation hedges other market risks in both CVA and DVA primarily with foreign exchange and interest rate swaps. In certain instances, the net-of-hedge amounts in the table below move in the same direction as the gross amount or may move in the opposite direction. This movement is a consequence of the complex interaction of the risks being hedged, resulting in limitations in the ability to perfectly hedge all of the market exposures at all times.
The table below presents CVA, DVA and FVA gains (losses) on derivatives, which are recorded in market making and similar activities, on a gross and net of hedge basis for 2019, 2018 and 2017. CVA gains reduce the cumulative CVA thereby increasing the derivative assets balance. DVA gains increase the cumulative DVA thereby decreasing the derivative liabilities balance. CVA and DVA losses have the opposite impact. FVA gains related to derivative assets reduce the cumulative FVA thereby increasing the derivative assets balance. FVA gains related to derivative liabilities increase the cumulative FVA thereby decreasing the derivative liabilities balance. FVA losses have the opposite impact.

Valuation Adjustments Gains (Losses) on Derivatives (1)

	Gross	Net	Gross	Net	Gross	Net
	2019		2018		2017
Derivative assets (CVA)	$72	$45	$77	$187	$330	$98
Derivative assets/liabilities (FVA)	(2)	46	(15)	14	160	178
Derivative liabilities (DVA)	(147)	(135)	(19)	(55)	(324)	(281)

(1)
At December 31, 2019, 2018 and 2017, cumulative CVA reduced the derivative assets balance by $528 million, $600 million and $677 million, cumulative FVA reduced the net derivatives balance by $153 million, $151 million and $136 million, and cumulative DVA reduced the derivative liabilities balance by $285 million, $432 million and $450 million, respectively.

Bank of America 108

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value and HTM debt securities at December 31, 2019 and 2018.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	December 31, 2019
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$121,698	$1,013	$(183)	$122,528
Agency-collateralized mortgage obligations	4,587	78	(24)	4,641
Commercial	14,797	249	(25)	15,021
Non-agency residential (1)	948	138	(9)	1,077
Total mortgage-backed securities	142,030	1,478	(241)	143,267
U.S. Treasury and agency securities	67,700	1,023	(195)	68,528
Non-U.S. securities	11,987	6	(2)	11,991
Other taxable securities, substantially all asset-backed securities	3,874	67	—	3,941
Total taxable securities	225,591	2,574	(438)	227,727
Tax-exempt securities	17,716	202	(6)	17,912
Total available-for-sale debt securities	243,307	2,776	(444)	245,639
Other debt securities carried at fair value (2)	10,596	255	(23)	10,828
Total debt securities carried at fair value	253,903	3,031	(467)	256,467
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	215,730	4,433	(342)	219,821
Total debt securities (3, 4)	$469,633	$7,464	$(809)	$476,288

	December 31, 2018
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$125,116	$138	$(3,428)	$121,826
Agency-collateralized mortgage obligations	5,621	19	(110)	5,530
Commercial	14,469	11	(402)	14,078
Non-agency residential (1)	1,792	136	(11)	1,917
Total mortgage-backed securities	146,998	304	(3,951)	143,351
U.S. Treasury and agency securities	56,239	62	(1,378)	54,923
Non-U.S. securities	9,307	5	(6)	9,306
Other taxable securities, substantially all asset-backed securities	4,387	29	(6)	4,410
Total taxable securities	216,931	400	(5,341)	211,990
Tax-exempt securities	17,349	99	(72)	17,376
Total available-for-sale debt securities	234,280	499	(5,413)	229,366
Other debt securities carried at fair value (2)	8,595	172	(32)	8,735
Total debt securities carried at fair value	242,875	671	(5,445)	238,101
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	203,652	747	(3,964)	200,435
Total debt securities (3, 4)	$446,527	$1,418	$(9,409)	$438,536

(1)	At December 31, 2019 and 2018, the underlying collateral type included approximately 49 percent and 68 percent prime, six percent and four percent Alt-A and 45 percent and 28 percent subprime.

(2)
Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in other income. For detail on the components, see Note 21 – Fair Value Measurements.

(3)	Includes securities pledged as collateral of $67.0 billion and $40.6 billion at December 31, 2019 and 2018.

(4)
The Corporation held debt securities from FNMA and FHLMC that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $157.2 billion and $54.1 billion, and a fair value of $160.6 billion and $55.1 billion at December 31, 2019, and an amortized cost of $161.2 billion and $52.2 billion, and a fair value of $158.5 billion and $51.4 billion at December 31, 2018.

At December 31, 2019, the accumulated net unrealized gain on AFS debt securities, excluding the amount related to debt securities previously transferred to held to maturity, included in accumulated OCI was $1.8 billion, net of the related income tax expense of $569 million. The Corporation had nonperforming AFS debt securities of $9 million and $11 million at December 31, 2019 and 2018.
At December 31, 2019, the Corporation held equity securities at an aggregate fair value of $891 million and other equity securities, as valued under the measurement alternative, at cost of $183 million, both of which are included in other assets. At December 31, 2019, the Corporation also held equity securities at fair value of $1.0 billion included in time deposits placed and other short-term investments.

The gross realized gains and losses on sales of AFS debt securities for 2019, 2018 and 2017 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

(Dollars in millions)	2019	2018	2017
Gross gains	$336	$169	$352
Gross losses	(119)	(15)	(97)
Net gains on sales of AFS debt securities	$217	$154	$255
Income tax expense attributable to realized net gains on sales of AFS debt securities	$54	$37	$97

109 Bank of America

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at December 31, 2019 and 2018.

Temporarily Impaired and Other-than-temporarily Impaired AFS Debt Securities

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	December 31, 2019
Temporarily impaired AFS debt securities
Mortgage-backed securities:
Agency	$17,641	$(41)	$17,238	$(142)	$34,879	$(183)
Agency-collateralized mortgage obligations	255	(1)	925	(23)	1,180	(24)
Commercial	2,180	(22)	442	(3)	2,622	(25)
Non-agency residential	19	(1)	1	—	20	(1)
Total mortgage-backed securities	20,095	(65)	18,606	(168)	38,701	(233)
U.S. Treasury and agency securities	12,836	(71)	18,866	(124)	31,702	(195)
Non-U.S. securities	851	—	837	(2)	1,688	(2)
Other taxable securities, substantially all asset-backed securities	938	—	222	—	1,160	—
Total taxable securities	34,720	(136)	38,531	(294)	73,251	(430)
Tax-exempt securities	4,286	(5)	190	(1)	4,476	(6)
Total temporarily impaired AFS debt securities	39,006	(141)	38,721	(295)	77,727	(436)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	103	(5)	21	(3)	124	(8)
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$39,109	$(146)	$38,742	$(298)	$77,851	$(444)

	December 31, 2018
Temporarily impaired AFS debt securities
Mortgage-backed securities:
Agency	$14,771	$(49)	$99,211	$(3,379)	$113,982	$(3,428)
Agency-collateralized mortgage obligations	3	—	4,452	(110)	4,455	(110)
Commercial	1,344	(8)	11,991	(394)	13,335	(402)
Non-agency residential	106	(8)	49	(3)	155	(11)
Total mortgage-backed securities	16,224	(65)	115,703	(3,886)	131,927	(3,951)
U.S. Treasury and agency securities	288	(1)	51,374	(1,377)	51,662	(1,378)
Non-U.S. securities	773	(5)	21	(1)	794	(6)
Other taxable securities, substantially all asset-backed securities	183	(1)	185	(5)	368	(6)
Total taxable securities	17,468	(72)	167,283	(5,269)	184,751	(5,341)
Tax-exempt securities	232	(2)	2,148	(70)	2,380	(72)
Total temporarily impaired AFS debt securities	17,700	(74)	169,431	(5,339)	187,131	(5,413)
Other-than-temporarily impaired AFS debt securities (1)
Non-agency residential mortgage-backed securities	131	—	3	—	134	—
Total temporarily impaired and other-than-temporarily impaired AFS debt securities	$17,831	$(74)	$169,434	$(5,339)	$187,265	$(5,413)

(1)	Includes other-than-temporarily impaired AFS debt securities on which an OTTI loss, primarily related to changes in interest rates, remains in accumulated OCI.
In 2019, 2018 and 2017, the Corporation had $24 million, $33 million and $41 million, respectively, of credit-related OTTI losses on AFS debt securities which were recognized in other income. The amount of non-credit related OTTI losses for these AFS debt securities, which is recognized in OCI, was not significant for all periods presented.
The cumulative OTTI credit losses recognized in income on AFS debt securities that the Corporation does not intend to sell were $85 million, $120 million and $274 million at December 31, 2019, 2018 and 2017, respectively.
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
Significant assumptions used in estimating the expected cash flows for measuring credit losses on non-agency residential mortgage-backed securities (RMBS) were as follows at December 31, 2019.

Bank of America 110

Significant Assumptions

		Range (1)
	Weighted average	10th Percentile (2)	90th Percentile (2)
Prepayment speed	16.6%	5.5%	27.8%
Loss severity	14.7	8.0	30.7
Life default rate	11.9	1.0	36.5

(1)	Represents the range of inputs/assumptions based upon the underlying collateral.

(2)	The value of a variable below which the indicated percentile of observations will fall.
Annual constant prepayment speed and loss severity rates are projected considering collateral characteristics such as LTV, creditworthiness of borrowers as measured using Fair Isaac Corporation (FICO) scores, and geographic concentrations. The weighted-average severity by collateral type was 12.9 percent for prime, 11.1 percent for Alt-A and 18.8 percent for subprime at December 31, 2019. Default rates are projected by considering collateral characteristics including, but not limited to, LTV, FICO and geographic concentration. Weighted-average life default rates by collateral type were 7.8 percent for prime, 11.6 percent for Alt-A and 13.6 percent for subprime at December 31, 2019.
The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at December 31, 2019 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the mortgages or other ABS are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$11	5.25%	$66	4.56%	$124,618	3.24%	$124,695	3.24%
Agency-collateralized mortgage obligations	—	—	—	—	27	2.48	4,560	3.16	4,587	3.16
Commercial	—	—	3,806	2.37	10,136	2.57	868	2.99	14,810	2.54
Non-agency residential	—	—	—	—	12	—	2,157	9.26	2,169	9.22
Total mortgage-backed securities	—	—	3,817	2.38	10,241	2.58	132,203	3.33	146,261	3.25
U.S. Treasury and agency securities	1,350	0.92	35,544	1.67	30,789	2.25	20	2.45	67,703	1.92
Non-U.S. securities	15,648	1.17	2,598	1.03	7	4.17	96	6.74	18,349	1.18
Other taxable securities, substantially all asset-backed securities	1,189	2.80	1,650	3.02	440	3.32	595	2.91	3,874	2.97
Total taxable securities	18,187	1.26	43,609	1.74	41,477	2.34	132,914	3.34	236,187	2.70
Tax-exempt securities	2,189	1.72	7,472	2.10	4,849	2.06	3,206	2.44	17,716	2.10
Total amortized cost of debt securities carried at fair value	$20,376	1.31	$51,081	1.79	$46,326	2.31	$136,120	3.32	$253,903	2.67
Amortized cost of HTM debt securities (2)	$1,025	2.83	$48	3.57	$1,102	2.57	$213,555	3.19	$215,730	3.19

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$11		$71		$125,449		$125,531
Agency-collateralized mortgage obligations	—		—		26		4,615		4,641
Commercial	—		3,854		10,287		893		15,034
Non-agency residential	—		—		25		2,386		2,411
Total mortgage-backed securities	—		3,865		10,409		133,343		147,617
U.S. Treasury and agency securities	1,347		35,686		31,478		20		68,531
Non-U.S. securities	15,751		2,606		8		98		18,463
Other taxable securities, substantially all asset-backed securities	1,196		1,687		465		596		3,944
Total taxable securities	18,294		43,844		42,360		134,057		238,555
Tax-exempt securities	2,192		7,509		4,976		3,235		17,912
Total debt securities carried at fair value	$20,486		$51,353		$47,336		$137,292		$256,467
Fair value of HTM debt securities (2)	$1,025		$48		$1,113		$217,635		$219,821

(1)
The weighted-average yield is computed based on a constant effective interest rate over the contractual life of each security. The average yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

(2)	Substantially all U.S. agency MBS.

111 Bank of America

NOTE 5 Outstanding Loans and Leases
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at December 31, 2019 and 2018.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (2)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (3)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	December 31, 2019
Consumer real estate
Core portfolio
Residential mortgage	$1,378	$261	$565	$2,204	$223,566		$225,770
Home equity	135	70	198	403	34,823		35,226
Non-core portfolio
Residential mortgage	458	209	1,263	1,930	8,469		10,399
Home equity	34	16	72	122	4,860		4,982
Credit card and other consumer
Credit card	564	429	1,042	2,035	95,573		97,608
Direct/Indirect consumer (4)	297	85	35	417	90,581		90,998
Other consumer	—	—	—	—	192		192
Total consumer	2,866	1,070	3,175	7,111	458,064		465,175
Consumer loans accounted for under the fair value option (5)						$594	594
Total consumer loans and leases	2,866	1,070	3,175	7,111	458,064	594	465,769
Commercial
U.S. commercial	788	279	371	1,438	305,610		307,048
Non-U.S. commercial	35	23	8	66	104,900		104,966
Commercial real estate (6)	144	19	119	282	62,407		62,689
Commercial lease financing	100	56	39	195	19,685		19,880
U.S. small business commercial	119	56	107	282	15,051		15,333
Total commercial	1,186	433	644	2,263	507,653		509,916
Commercial loans accounted for under the fair value option (5)						7,741	7,741
Total commercial loans and leases	1,186	433	644	2,263	507,653	7,741	517,657
Total loans and leases (7)	$4,052	$1,503	$3,819	$9,374	$965,717	$8,335	$983,426
Percentage of outstandings	0.41%	0.15%	0.39%	0.95%	98.20%	0.85%	100.00%

(1)
Consumer real estate loans 30-59 days past due includes fully-insured loans of $517 million and nonperforming loans of $139 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $206 million and nonperforming loans of $114 million.

(2)	Consumer real estate includes fully-insured loans of $1.1 billion.

(3)	Consumer real estate includes $856 million and direct/indirect consumer includes $45 million of nonperforming loans.

(4)	Total outstandings primarily includes auto and specialty lending loans and leases of $50.4 billion, U.S. securities-based lending loans of $36.7 billion and non-U.S. consumer loans of $2.8 billion.

(5)
Consumer loans accounted for under the fair value option includes residential mortgage loans of $257 million and home equity loans of $337 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $4.7 billion and non-U.S. commercial loans of $3.1 billion. For more information, see Note 21 – Fair Value Measurements and Note 22 – Fair Value Option.

(6)	Total outstandings includes U.S. commercial real estate loans of $59.0 billion and non-U.S. commercial real estate loans of $3.7 billion.

(7)
Total outstandings includes loans and leases pledged as collateral of $25.9 billion. The Corporation also pledged $168.2 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.

Bank of America 112

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

(2)	Consumer real estate includes fully-insured loans of $1.9 billion.

(3)	Consumer real estate includes $1.8 billion and direct/indirect consumer includes $53 million of nonperforming loans.

(4)	Total outstandings primarily includes auto and specialty lending loans and leases of $50.1 billion, U.S. securities-based lending loans of $37.0 billion and non-U.S. consumer loans of $2.9 billion.

(5)	Substantially all of other consumer is consumer overdrafts.

(6)
Consumer loans accounted for under the fair value option includes residential mortgage loans of $336 million and home equity loans of $346 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $2.5 billion and non-U.S. commercial loans of $1.1 billion. For more information, see Note 21 – Fair Value Measurements and Note 22 – Fair Value Option.

(7)	Total outstandings includes U.S. commercial real estate loans of $56.6 billion and non-U.S. commercial real estate loans of $4.2 billion.

(8)
Total outstandings includes loans and leases pledged as collateral of $36.7 billion. The Corporation also pledged $166.1 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.

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
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $7.5 billion and $6.1 billion at December 31, 2019 and 2018, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured and therefore the Corporation does not record an allowance for credit losses related to these loans.
During 2019, the Corporation sold $4.7 billion of consumer real estate compared to $11.6 billion in 2018.
Nonperforming Loans and Leases
The Corporation classifies consumer real estate loans that have been discharged in Chapter 7 bankruptcy and not reaffirmed by the borrower as TDRs, irrespective of payment history or delinquency status, even if the repayment terms for the loans have not been otherwise modified. The Corporation continues to have a lien on the underlying collateral.

113 Bank of America

The table below presents the Corporation’s nonperforming loans and leases including nonperforming TDRs, and loans accruing past due 90 days or more at December 31, 2019 and 2018. Nonperforming LHFS are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles.

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
	December 31
(Dollars in millions)	2019	2018	2019	2018
Consumer real estate
Core portfolio
Residential mortgage (1)	$883	$1,010	$176	$274
Home equity	363	955	—	—
Non-core portfolio
Residential mortgage (1)	587	883	912	1,610
Home equity	173	938	—	—
Credit card and other consumer
Credit card	n/a	n/a	1,042	994
Direct/Indirect consumer	47	56	33	38
Total consumer	2,053	3,842	2,163	2,916
Commercial
U.S. commercial	1,094	794	106	197
Non-U.S. commercial	43	80	8	—
Commercial real estate	280	156	19	4
Commercial lease financing	32	18	20	29
U.S. small business commercial	50	54	97	84
Total commercial	1,499	1,102	250	314
Total loans and leases	$3,552	$4,944	$2,413	$3,230

(1)
Residential mortgage loans in the core and non-core portfolios accruing past due 90 days or more are fully-insured loans. At December 31, 2019 and 2018, residential mortgage includes $740 million and $1.4 billion of loans on which interest has been curtailed by the FHA and therefore are no longer accruing interest, although principal is still insured, and $348 million and $498 million of loans on which interest is still accruing.

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
The following tables present certain credit quality indicators for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at December 31, 2019 and 2018.

Bank of America 114

Consumer Real Estate – Credit Quality Indicators (1)

	Core Residential Mortgage	Non-core Residential Mortgage	Core Home Equity	Non-core Home Equity	Core Residential Mortgage	Non-core Residential Mortgage	Core Home Equity	Non-core Home Equity
(Dollars in millions)	December 31, 2019				December 31, 2018
Refreshed LTV
Less than or equal to 90 percent	$205,357	$7,433	$34,733	$4,127	$173,911	$10,272	$39,246	$6,478
Greater than 90 percent but less than or equal to 100 percent	3,100	273	226	348	2,349	533	354	715
Greater than 100 percent	1,049	267	267	507	817	545	410	1,083
Fully-insured loans (2)	16,264	2,426			16,618	3,512
Total consumer real estate	$225,770	$10,399	$35,226	$4,982	$193,695	$14,862	$40,010	$8,276
Refreshed FICO score
Less than 620	$2,127	$1,230	$751	$541	$2,125	$1,974	$1,064	$1,503
Greater than or equal to 620 and less than 680	4,821	1,053	1,550	800	4,538	1,719	2,008	1,720
Greater than or equal to 680 and less than 740	26,905	1,981	6,025	1,412	23,841	3,042	7,008	2,188
Greater than or equal to 740	175,653	3,709	26,900	2,229	146,573	4,615	29,930	2,865
Fully-insured loans (2)	16,264	2,426			16,618	3,512
Total consumer real estate	$225,770	$10,399	$35,226	$4,982	$193,695	$14,862	$40,010	$8,276

(1)	Excludes $594 million and $682 million of loans accounted for under the fair value option at December 31, 2019 and 2018.

(2)	Credit quality indicators are not reported for fully-insured loans as principal repayment is insured.

Credit Card and Other Consumer – Credit Quality Indicators

	Credit Card	Direct/Indirect Consumer	Other Consumer	Credit Card	Direct/Indirect Consumer	Other Consumer
(Dollars in millions)	December 31, 2019			December 31, 2018
Refreshed FICO score
Less than 620	$5,179	$1,720		$5,016	$1,719
Greater than or equal to 620 and less than 680	12,277	2,734		12,415	3,124
Greater than or equal to 680 and less than 740	35,301	8,460		35,781	8,921
Greater than or equal to 740	44,851	37,825		45,126	36,709
Other internal credit metrics (1, 2)		40,259	$192		40,693	$202
Total credit card and other consumer	$97,608	$90,998	$192	$98,338	$91,166	$202

(1)	Other internal credit metrics may include delinquency status, geography or other factors.

(2)	Direct/indirect consumer includes $39.6 billion and $39.9 billion of securities-based lending which is overcollateralized and therefore has minimal credit risk at December 31, 2019 and 2018.

Commercial – Credit Quality Indicators (1)

	U.S. Commercial	Non-U.S. Commercial	Commercial Real Estate	Commercial Lease Financing	U.S. Small Business Commercial (2)
(Dollars in millions)	December 31, 2019
Risk ratings
Pass rated	$299,380	$104,051	$61,598	$19,551	$231
Reservable criticized	7,668	915	1,091	329	18
Refreshed FICO score
Less than 620					308
Greater than or equal to 620 and less than 680					756
Greater than or equal to 680 and less than 740					2,267
Greater than or equal to 740					4,607
Other internal credit metrics (3)					7,146
Total commercial	$307,048	$104,966	$62,689	$19,880	$15,333

	December 31, 2018
Risk ratings
Pass rated	$291,918	$97,916	$59,910	$22,168	$389
Reservable criticized	7,359	860	935	366	29
Refreshed FICO score
Less than 620					264
Greater than or equal to 620 and less than 680					684
Greater than or equal to 680 and less than 740					2,072
Greater than or equal to 740					4,254
Other internal credit metrics (3)					6,873
Total commercial	$299,277	$98,776	$60,845	$22,534	$14,565

(1)	Excludes $7.7 billion and $3.7 billion of loans accounted for under the fair value option at December 31, 2019 and 2018.

(2)
At December 31, 2019 and 2018, U.S. small business commercial includes $715 million and $731 million of criticized business card and small business loans which are evaluated using refreshed FICO scores or internal credit metrics, including delinquency status, rather than risk ratings. Refreshed FICO score and other internal credit metrics are applicable only to the U.S. small business commercial portfolio.

(3)
Other internal credit metrics may include delinquency status, application scores, geography or other factors. At both December 31, 2019 and 2018, 99 percent of the balances where internal credit metrics are used were current or less than 30 days past due.

115 Bank of America

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
Consumer real estate loans of $632 million that have been discharged in Chapter 7 bankruptcy with no change in repayment terms and not reaffirmed by the borrower were included in TDRs at December 31, 2019, of which $101 million were classified as nonperforming and $275 million were loans fully insured by the FHA. For more information on loans discharged in Chapter 7 bankruptcy, see Nonperforming Loans and Leases in this Note.
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
At December 31, 2019 and 2018, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were not significant. Consumer real estate foreclosed properties totaled $229 million and $244 million at December 31, 2019 and 2018. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at December 31, 2019 was $1.6 billion. During 2019 and 2018, the Corporation reclassified $611 million and $670 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
The following table provides the unpaid principal balance, carrying value and related allowance at December 31, 2019 and 2018 and the average carrying value and interest income recognized in 2019, 2018 and 2017 for impaired loans in the Corporation’s Consumer Real Estate portfolio segment. Certain impaired consumer real estate loans do not have a related allowance as the current valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

Bank of America 116

Impaired Loans – Consumer Real Estate

	Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
(Dollars in millions)	December 31, 2019			December 31, 2018
With no recorded allowance
Residential mortgage	$4,224	$3,354	$—	$5,396	$4,268	$—
Home equity	1,176	706	—	2,948	1,599	—
With an allowance recorded
Residential mortgage	$1,426	$1,399	$70	$1,977	$1,929	$114
Home equity	543	523	69	812	760	144
Total
Residential mortgage	$5,650	$4,753	$70	$7,373	$6,197	$114
Home equity	1,719	1,229	69	3,760	2,359	144

	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)	Average Carrying Value	Interest Income Recognized (1)
	2019		2018		2017
With no recorded allowance
Residential mortgage	$3,831	$155	$5,424	$207	$7,737	$311
Home equity	1,221	76	1,894	105	1,997	109
With an allowance recorded
Residential mortgage	$1,635	$62	$2,409	$91	$3,414	$123
Home equity	637	22	861	25	858	24
Total
Residential mortgage	$5,466	$217	$7,833	$298	$11,151	$434
Home equity	1,858	98	2,755	130	2,855	133

(1)
Interest income recognized includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal is considered collectible.

The table below presents the December 31, 2019, 2018 and 2017 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of consumer real estate loans that were modified in TDRs during 2019, 2018 and 2017. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Consumer Real Estate – TDRs Entered into During 2019, 2018 and 2017

	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (1)
(Dollars in millions)	December 31, 2019
Residential mortgage	$464	$377	4.19%	4.13%
Home equity	141	101	5.04	4.31
Total	$605	$478	4.39	4.17

	December 31, 2018
Residential mortgage	$774	$641	4.33%	4.21%
Home equity	489	358	4.46	3.74
Total	$1,263	$999	4.38	4.03

	December 31, 2017
Residential mortgage	$824	$712	4.43%	4.16%
Home equity	764	590	4.22	3.49
Total	$1,588	$1,302	4.33	3.83

(1)	The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.

117 Bank of America

The table below presents the December 31, 2019, 2018 and 2017 carrying value for consumer real estate loans that were modified in a TDR during 2019, 2018 and 2017, by type of modification.

Consumer Real Estate – Modification Programs

	TDRs Entered into During
(Dollars in millions)	2019	2018	2017
Modifications under government programs (1)	$35	$61	$85
Modifications under proprietary programs (1)	174	523	437
Loans discharged in Chapter 7 bankruptcy (2)	68	130	211
Trial modifications	201	285	569
Total modifications	$478	$999	$1,302

(1)
Includes other modifications such as term or payment extensions and repayment plans. During 2018, this included $198 million of modifications that met the definition of a TDR related to the 2017 hurricanes; there were no such modifications in 2019 or 2017. These modifications were written down to their net realizable value less costs to sell or were fully insured as of December 31, 2018.

(2)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
The table below presents the carrying value of consumer real estate loans that entered into payment default during 2019, 2018 and 2017 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification.

Consumer Real Estate – TDRs Entering Payment Default that were Modified During the Preceding 12 Months

(Dollars in millions)	2019	2018	2017
Modifications under government programs	$26	$39	$81
Modifications under proprietary programs	88	158	138
Loans discharged in Chapter 7 bankruptcy (1)	30	64	116
Trial modifications (2)	57	107	391
Total modifications	$201	$368	$726

(1)	Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

(2)	Includes trial modification offers to which the customer did not respond.

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
The following table provides the unpaid principal balance, carrying value and related allowance at December 31, 2019 and 2018 and the average carrying value for 2019, 2018 and 2017 on TDRs within the Credit Card and Other Consumer portfolio segment.

Impaired Loans – Credit Card and Other Consumer

	Unpaid Principal Balance	Carrying Value (1)	Related Allowance	Unpaid Principal Balance	Carrying Value (1)	Related Allowance
							Average Carrying Value (2)
(Dollars in millions)	December 31, 2019			December 31, 2018			2019	2018	2017
With no recorded allowance
Direct/Indirect consumer	$73	$32	$—	$72	$33	$—	$33	$30	$21
With an allowance recorded
Credit card (3)	$633	$647	$188	$522	$533	$154	$594	$491	$511

(1)	Includes accrued interest and fees.

(2)
The related interest income recognized, which includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal was considered collectible, was not significant in 2019, 2018 and 2017.

(3)	The average carrying value in 2017 includes $47 million related to the non-U.S. credit card portfolio, which was sold in the second quarter of 2017.

Bank of America 118

The table below provides information on the Corporation’s primary modification programs for the Credit Card and Other Consumer TDR portfolio at December 31, 2019 and 2018.

Credit Card and Other Consumer – TDRs by Program Type at December 31

	Credit Card		Direct/Indirect Consumer		Total TDRs by Program Type
(Dollars in millions)	2019	2018	2019	2018	2019	2018
Internal programs	$339	$259	$—	$—	$339	$259
External programs	308	273	—	—	308	273
Other	—	1	32	33	32	34
Total	$647	$533	$32	$33	$679	$566
Percent of balances current or less than 30 days past due	85%	85%	78%	81%	84%	85%

The table below provides information on the Corporation’s Credit Card and Other Consumer TDR portfolio including the December 31, 2019, 2018 and 2017 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of loans that were modified in TDRs during 2019, 2018 and 2017.

Credit Card and Other Consumer – TDRs Entered into During 2019, 2018 and 2017

	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate
(Dollars in millions)	December 31, 2019
Credit card	$340	$355	19.18%	5.35%
Direct/Indirect consumer	40	21	5.23	5.21
Total	$380	$376	18.42	5.34

	December 31, 2018
Credit card	$278	$292	19.49%	5.24%
Direct/Indirect consumer	42	23	5.10	4.95
Total	$320	$315	18.45	5.22

	December 31, 2017
Credit card	$203	$213	18.47%	5.32%
Non-U.S. credit card	37	22	4.81	4.30
Total	$240	$235	17.17	5.22

(1)	Includes accrued interest and fees.
Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for impaired credit card and other consumer loans. Based on historical experience, the Corporation estimates that 14 percent of new credit card TDRs and 20 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification.
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
At December 31, 2019 and 2018, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were $445 million and $297 million. The balance of commercial TDRs in payment default was not significant at December 31, 2019 and 2018.
The table below provides information on impaired loans in the Commercial loan portfolio segment including the unpaid principal balance, carrying value and related allowance at December 31, 2019 and 2018, and the average carrying value for 2019, 2018 and 2017. Certain impaired commercial loans do not have a related allowance because the valuation of these impaired loans exceeded the carrying value, which is net of previously recorded charge-offs.

119 Bank of America

Impaired Loans – Commercial

	Unpaid Principal Balance	Carrying Value	Related Allowance	Unpaid Principal Balance	Carrying Value	Related Allowance
							Average Carrying Value (1)
(Dollars in millions)	December 31, 2019			December 31, 2018			2019	2018	2017
With no recorded allowance
U.S. commercial	$534	$520	$—	$638	$616	$—	$635	$655	$772
Non-U.S. commercial	123	123	—	93	93	—	79	43	46
Commercial real estate	67	58	—	—	—	—	96	44	69
Commercial lease financing	12	12	—	—	—	—	5	3	—
With an allowance recorded
U.S. commercial	$1,776	$1,574	$216	$1,437	$1,270	$121	$1,316	$1,162	$1,260
Non-U.S. commercial	113	113	9	155	149	30	218	327	463
Commercial real estate	322	236	64	247	162	16	149	46	73
Commercial lease financing	57	51	1	71	71	—	73	42	8
U.S. small business commercial (2)	91	77	30	83	72	29	75	73	73
Total
U.S. commercial	$2,310	$2,094	$216	$2,075	$1,886	$121	$1,951	$1,817	$2,032
Non-U.S. commercial	236	236	9	248	242	30	297	370	509
Commercial real estate	389	294	64	247	162	16	245	90	142
Commercial lease financing	69	63	1	71	71	—	78	45	8
U.S. small business commercial (2)	91	77	30	83	72	29	75	73	73

(1)
The related interest income recognized, which includes interest accrued and collected on the outstanding balances of accruing impaired loans as well as interest cash collections on nonaccruing impaired loans for which the principal was considered collectible, was not significant in 2019, 2018 and 2017.

(2)	Includes U.S. small business commercial renegotiated TDR loans and related allowance.
Loans Held-for-sale
The Corporation had LHFS of $9.2 billion and $10.4 billion at December 31, 2019 and 2018. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $30.6 billion, $29.2 billion and $41.3 billion for 2019, 2018 and 2017, respectively. Cash used for originations and purchases of LHFS totaled $28.9 billion, $28.1 billion and $43.5 billion for 2019, 2018 and 2017, respectively.
NOTE 6 Allowance for Credit Losses
The table below summarizes the changes in the allowance for credit losses by portfolio segment for 2019, 2018 and 2017.

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	2019
Allowance for loan and lease losses, January 1	$928	$3,874	$4,799	$9,601
Loans and leases charged off	(522)	(4,302)	(822)	(5,646)
Recoveries of loans and leases previously charged off	927	911	160	1,998
Net charge-offs	405	(3,391)	(662)	(3,648)
Provision for loan and lease losses	(680)	3,512	742	3,574
Other (1)	(107)	1	(5)	(111)
Allowance for loan and lease losses, December 31	546	3,996	4,874	9,416
Reserve for unfunded lending commitments, January 1	—	—	797	797
Provision for unfunded lending commitments	—	—	16	16
Reserve for unfunded lending commitments, December 31	—	—	813	813
Allowance for credit losses, December 31	$546	$3,996	$5,687	$10,229

	2018
Allowance for loan and lease losses, January 1	$1,720	$3,663	$5,010	$10,393
Loans and leases charged off	(690)	(4,037)	(675)	(5,402)
Recoveries of loans and leases previously charged off	664	823	152	1,639
Net charge-offs	(26)	(3,214)	(523)	(3,763)
Provision for loan and lease losses	(492)	3,441	313	3,262
Other (1)	(274)	(16)	(1)	(291)
Allowance for loan and lease losses, December 31	928	3,874	4,799	9,601
Reserve for unfunded lending commitments, January 1	—	—	777	777
Provision for unfunded lending commitments	—	—	20	20
Reserve for unfunded lending commitments, December 31	—	—	797	797
Allowance for credit losses, December 31	$928	$3,874	$5,596	$10,398

	2017
Allowance for loan and lease losses, January 1	$2,750	$3,229	$5,258	$11,237
Loans and leases charged off	(770)	(3,774)	(1,075)	(5,619)
Recoveries of loans and leases previously charged off	657	809	174	1,640
Net charge-offs	(113)	(2,965)	(901)	(3,979)
Provision for loan and lease losses	(710)	3,437	654	3,381
Other (1)	(207)	(38)	(1)	(246)
Allowance for loan and lease losses, December 31	1,720	3,663	5,010	10,393
Reserve for unfunded lending commitments, January 1	—	—	762	762
Provision for unfunded lending commitments	—	—	15	15
Reserve for unfunded lending commitments, December 31	—	—	777	777
Allowance for credit losses, December 31	$1,720	$3,663	$5,787	$11,170

(1)	Primarily represents write-offs of purchased credit-impaired loans, the net impact of portfolio sales, and transfers to LHFS.

Bank of America 120

The table below presents the allowance and the carrying value of outstanding loans and leases by portfolio segment at December 31, 2019 and 2018.

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	December 31, 2019
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses	$139	$188	$320	$647
Carrying value (2)	5,982	679	2,764	9,425
Allowance as a percentage of carrying value	2.32%	27.69%	11.58%	6.86%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$407	$3,808	$4,554	$8,769
Carrying value (2, 3)	270,395	188,119	507,152	965,666
Allowance as a percentage of carrying value (3)	0.15%	2.02%	0.90%	0.91%
Total
Allowance for loan and lease losses	$546	$3,996	$4,874	$9,416
Carrying value (2, 3)	276,377	188,798	509,916	975,091
Allowance as a percentage of carrying value (3)	0.20%	2.12%	0.96%	0.97%

	December 31, 2018
Impaired loans and troubled debt restructurings (1)
Allowance for loan and lease losses	$258	$154	$196	$608
Carrying value (2)	8,556	566	2,433	11,555
Allowance as a percentage of carrying value	3.02%	27.21%	8.06%	5.26%
Loans collectively evaluated for impairment
Allowance for loan and lease losses	$670	$3,720	$4,603	$8,993
Carrying value (2, 3)	248,287	189,140	493,564	930,991
Allowance as a percentage of carrying value (3)	0.27%	1.97%	0.93%	0.97%
Total
Allowance for loan and lease losses	$928	$3,874	$4,799	$9,601
Carrying value (2, 3)	256,843	189,706	495,997	942,546
Allowance as a percentage of carrying value (3)	0.36%	2.04%	0.97%	1.02%

(1)
Impaired loans include nonperforming commercial loans and leases, as well as all TDRs, including both commercial and consumer TDRs. Impaired loans exclude nonperforming consumer loans unless they are TDRs, and all consumer and commercial loans accounted for under the fair value option.

(2)	Amounts are presented gross of the allowance for loan and lease losses.

(3)	Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $8.3 billion and $4.3 billion at December 31, 2019 and 2018.
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
The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at December 31, 2019 and 2018 in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum loss exposure at December 31, 2019 and 2018 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments, such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.
The Corporation invests in ABS issued by third-party VIEs with which it has no other form of involvement and enters into certain commercial lending arrangements that may also incorporate the use of VIEs, for example to hold collateral. These securities and loans are included in Note 4 – Securities or Note 5 – Outstanding Loans and Leases. In addition, the Corporation has used VIEs in connection with its funding activities.
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during 2019, 2018 and 2017 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $1.1 billion and $218 million at December 31, 2019 and 2018.
First-lien Mortgage Securitizations
As part of its mortgage banking activities, the Corporation securitizes a portion of the first-lien residential mortgage loans it originates or purchases from third parties, generally in the form of RMBS guaranteed by GSEs, FNMA and FHLMC (collectively the GSEs), or the Government National Mortgage Association (GNMA) primarily in the case of FHA-insured and U.S. Department of Veterans Affairs (VA)-guaranteed mortgage loans. Securitization usually occurs in conjunction with or shortly after origination or purchase, and the Corporation may also securitize loans held in its residential mortgage portfolio. In addition, the Corporation may, from time to time, securitize commercial mortgages it originates

121 Bank of America

or purchases from other entities. The Corporation typically services the loans it securitizes. Further, the Corporation may retain beneficial interests in the securitization trusts including senior and subordinate securities and equity tranches issued by the trusts. Except as described in Note 13 – Commitments and Contingencies, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties.
The table below summarizes select information related to first-lien mortgage securitizations for 2019, 2018 and 2017.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency			Commercial Mortgage
(Dollars in millions)	2019	2018	2017	2019	2018	2017
Proceeds from loan sales (1)	$6,858	$5,801	$16,161	$8,661	$6,991	$5,887
Gains on securitizations (2)	27	62	158	103	101	91
Repurchases from securitization trusts (3)	881	1,485	2,713	—	—	—

(1)
The Corporation transfers residential mortgage loans to securitizations sponsored primarily by the GSEs or GNMA in the normal course of business and primarily receives RMBS in exchange. Substantially all of these securities are classified as Level 2 within the fair value hierarchy and are sold shortly after receipt.

(2)
A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $64 million, $71 million and $243 million, net of hedges, during 2019, 2018 and 2017, respectively, are not included in the table above.

(3)
The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.

The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $192.1 billion and $226.6 billion at December 31, 2019 and 2018. Servicing fee and ancillary fee income on serviced loans was $585 million, $710 million and $893 million during 2019, 2018 and 2017. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $2.4 billion and $3.3 billion at December 31, 2019 and 2018. For more information on MSRs, see Note 21 – Fair Value Measurements.
During 2019, the Corporation deconsolidated agency residential mortgage securitization trusts with total assets of $1.2 billion. There were no significant deconsolidations in 2018 or 2017.
The following table summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at December 31, 2019 and 2018.

First-lien Mortgage VIEs

	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
	December 31
(Dollars in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Unconsolidated VIEs
Maximum loss exposure (1)	$12,554	$16,011	$340	$448	$1,622	$1,897	$98	$217	$1,036	$767
On-balance sheet assets
Senior securities:
Trading account assets	$627	$460	$5	$30	$54	$36	$24	$90	$65	$97
Debt securities carried at fair value	6,392	9,381	193	246	1,178	1,470	72	125	—	—
Held-to-maturity securities	5,535	6,170	—	—	—	—	—	—	809	528
All other assets	—	—	2	3	49	37	2	2	38	40
Total retained positions	$12,554	$16,011	$200	$279	$1,281	$1,543	$98	$217	$912	$665
Principal balance outstanding (2)	$160,226	$187,512	$7,268	$8,954	$8,594	$8,719	$19,878	$23,467	$60,129	$43,593

Consolidated VIEs
Maximum loss exposure (1)	$10,857	$13,296	$5	$7	$44	$—	$—	$—	$—	$76
On-balance sheet assets
Trading account assets	$780	$1,318	$116	$150	$149	$—	$—	$—	$—	$76
Loans and leases, net	9,917	11,858	—	—	—	—	—	—	—	—
All other assets	161	143	—	—	—	—	—	—	—	—
Total assets	$10,858	$13,319	$116	$150	$149	$—	$—	$—	$—	$76
Total liabilities	$4	$26	$111	$143	$105	$—	$—	$—	$—	$—

(1)
Maximum loss exposure includes obligations under loss-sharing reinsurance and other arrangements for non-agency residential mortgage and commercial mortgage securitizations, but excludes the reserve for representations and warranties obligations and corporate guarantees and also excludes servicing advances and other servicing rights and obligations. For more information, see Note 13 – Commitments and Contingencies and Note 21 – Fair Value Measurements.

(2)	Principal balance outstanding includes loans where the Corporation was the transferor to securitization VIEs with which it has continuing involvement, which may include servicing the loans.

Bank of America 122

Other Asset-backed Securitizations
The following table summarizes select information related to home equity, credit card and other asset-backed VIEs in which the Corporation held a variable interest at December 31, 2019 and 2018.

Home Equity Loan, Credit Card and Other Asset-backed VIEs

	Home Equity (1)		Credit Card (2, 3)		Resecuritization Trusts		Municipal Bond Trusts
	December 31
(Dollars in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Unconsolidated VIEs
Maximum loss exposure	$412	$908	$—	$—	$7,526	$7,647	$3,701	$2,150
On-balance sheet assets
Senior securities (4):
Trading account assets	$—	$—	$—	$—	$2,188	$1,419	$—	$26
Debt securities carried at fair value	11	27	—	—	1,126	1,337	—	—
Held-to-maturity securities	—	—	—	—	4,212	4,891	—	—
Total retained positions	$11	$27	$—	$—	$7,526	$7,647	$—	$26
Total assets of VIEs (5)	$1,023	$1,813	$—	$—	$21,234	$16,949	$4,395	$2,829

Consolidated VIEs
Maximum loss exposure	$64	$85	$17,915	$18,800	$54	$128	$2,656	$1,540
On-balance sheet assets
Trading account assets	$—	$—	$—	$—	$73	$366	$2,480	$1,553
Loans and leases	122	133	26,985	29,906	—	—	—	—
Allowance for loan and lease losses	(2)	(5)	(800)	(901)	—	—	—	—
All other assets	3	4	119	136	—	—	176	1
Total assets	$123	$132	$26,304	$29,141	$73	$366	$2,656	$1,554
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—	$2,175	$742
Long-term debt	64	55	8,372	10,321	19	238	—	12
All other liabilities	—	—	17	20	—	—	—	—
Total liabilities	$64	$55	$8,389	$10,341	$19	$238	$2,175	$754

(1)
For unconsolidated home equity loan VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves. For both consolidated and unconsolidated home equity loan VIEs, the maximum loss exposure excludes the reserve for representations and warranties obligations and corporate guarantees. For more information, see Note 13 – Commitments and Contingencies.

(2)	At December 31, 2019 and 2018, loans and leases in the consolidated credit card trust included $10.5 billion and $11.0 billion of seller’s interest.

(3)	At December 31, 2019 and 2018, all other assets in the consolidated credit card trust included unbilled accrued interest and fees.

(4)	The retained senior securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).

(5)	Total assets of VIEs includes loans the Corporation transferred with which it has continuing involvement, which may include servicing the loan.
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
Credit Card Securitizations
The Corporation securitizes originated and purchased credit card loans. The Corporation’s continuing involvement with the securitization trust includes servicing the receivables, retaining an undivided interest (seller’s interest) in the receivables, and holding certain retained interests including subordinate interests in accrued interest and fees on the securitized receivables.
During 2019, 2018 and 2017, new senior debt securities issued to third-party investors from the credit card securitization trust were $1.3 billion, $4.0 billion and $3.1 billion, respectively.
At December 31, 2019 and 2018, the Corporation held subordinate securities issued by the credit card securitization trust with a notional principal amount of $7.4 billion and $7.7 billion. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. During 2019, 2018 and 2017, the credit card securitization trust issued $202 million, $650 million and $500 million, respectively, of these subordinate securities.

Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $24.4 billion, $22.8 billion and $25.1 billion of securities during 2019, 2018 and 2017, respectively. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. During 2019, 2018 and 2017, resecuritization proceeds included securities with an initial fair value of $5.2 billion, $4.1 billion and $3.3 billion, respectively. Substantially all of the other securities received as resecuritization proceeds were classified as trading securities and were categorized as Level 2 within the fair value hierarchy.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $3.7 billion and $2.1 billion at December 31, 2019 and 2018. The weighted-average remaining life of bonds held in the trusts at December 31, 2019 was 10.0 years. There were no significant write-downs or downgrades of assets or issuers during 2019, 2018 and 2017.

123 Bank of America

Other Variable Interest Entities
The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at December 31, 2019 and 2018.

Other VIEs

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
	December 31
(Dollars in millions)	2019			2018
Maximum loss exposure	$4,055	$26,326	$30,381	$4,177	$24,498	$28,675
On-balance sheet assets
Trading account assets	$2,213	$549	$2,762	$2,335	$860	$3,195
Debt securities carried at fair value	—	74	74	—	84	84
Loans and leases	1,810	3,214	5,024	1,949	3,940	5,889
Allowance for loan and lease losses	(2)	(38)	(40)	(2)	(30)	(32)
All other assets	81	20,547	20,628	53	18,885	18,938
Total	$4,102	$24,346	$28,448	$4,335	$23,739	$28,074
On-balance sheet liabilities
Long-term debt	$46	$—	$46	$152	$—	$152
All other liabilities	2	5,087	5,089	7	4,231	4,238
Total	$48	$5,087	$5,135	$159	$4,231	$4,390
Total assets of VIEs	$4,102	$98,491	$102,593	$4,335	$94,746	$99,081

Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $2.2 billion and $2.1 billion at December 31, 2019 and 2018, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.
Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $304 million and $421 million at December 31, 2019 and 2018.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At December 31, 2019 and 2018, the Corporation’s consolidated investment VIEs had total assets of $104 million and $270 million. The Corporation also held investments in unconsolidated VIEs with total assets of $32.4 billion and $37.7 billion at December 31, 2019 and 2018. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $6.4 billion and $7.2 billion at December 31, 2019 and 2018 comprised primarily of on-balance sheet assets less non-recourse liabilities.

Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $1.7 billion and $1.8 billion at December 31, 2019 and 2018. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
Tax Credit VIEs
The Corporation holds investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, wind and solar projects. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. The Corporation earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure included in the Other VIEs table was $18.9 billion and $17.0 billion at December 31, 2019 and 2018. The Corporation’s risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment.
The Corporation’s investments in affordable housing partnerships, which are reported in other assets on the Consolidated Balance Sheet, totaled $10.0 billion and $8.9 billion, including unfunded commitments to provide capital contributions of $4.3 billion and $3.8 billion at December 31, 2019 and 2018. The unfunded commitments are expected to be paid over the next five years. During 2019, 2018 and 2017, the Corporation recognized tax credits and other tax benefits from investments in affordable housing partnerships of $1.0 billion, $981 million and $1.0 billion and reported pretax losses in other income of $882 million, $798 million and $766 million, respectively. Tax credits are recognized as part of the Corporation’s annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent. The Corporation may from time to time be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant.

Bank of America 124

NOTE 8 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment and All Other at December 31, 2019 and 2018. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill

	December 31
(Dollars in millions)	2019	2018
Consumer Banking	$30,123	$30,123
Global Wealth & Investment Management	9,677	9,677
Global Banking	23,923	23,923
Global Markets	5,182	5,182
All Other	46	46
Total goodwill	$68,951	$68,951

During 2019, the Corporation completed its annual goodwill impairment test as of June 30, 2019 using qualitative assessments for all applicable reporting units. Based on the results of the annual goodwill impairment test, the Corporation determined there was no impairment. For more information on the use of qualitative assessments, see Note 1 – Summary of Significant Accounting Principles.
Intangible Assets
At December 31, 2019 and 2018, the net carrying value of intangible assets was $1.7 billion and $1.8 billion. At December 31, 2019 and 2018, intangible assets included $1.6 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $112 million, $538 million and $621 million for 2019, 2018 and 2017, respectively.
NOTE 9 Leases
The Corporation enters into both lessor and lessee arrangements. For more information on lease accounting, see Note 1 – Summary of Significant Accounting Principles, and on lease financing receivables, see Note 5 – Outstanding Loans and Leases.
Lessor Arrangements
The Corporation’s lessor arrangements primarily consist of operating, sales-type and direct financing leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term.
At December 31, 2019, the total net investment in sales-type and direct financing leases was $21.9 billion, comprised of $19.3 billion in lease receivables and $2.6 billion in unguaranteed residuals. In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $5.8 billion.
For 2019, total lease income was $1.7 billion, consisting of $797 million from sales-type and direct financing leases and $891 million from operating leases.
Lessee Arrangements
The Corporation’s lessee arrangements predominantly consist of operating leases for premises and equipment; the Corporation’s financing leases are not significant. Right-of-use assets were $9.7 billion and lease liabilities were $10.1 billion at December 31, 2019. The weighted-average discount rate used to calculate the present value of future minimum lease payments was four percent.
Lease terms may contain renewal and extension options and early termination features. Generally, these options do not impact the lease term because the Corporation is not reasonably certain that it will exercise the options. The weighted-average lease term was 8.2 years at December 31, 2019.
The table below provides the components of lease cost and supplemental information for 2019.

Lease Cost and Supplemental Information for 2019

(Dollars in millions)
Operating lease cost	$2,085
Variable lease cost (1)	498
Total lease cost (2)	$2,583

Right-of-use assets obtained in exchange for new operating lease liabilities (3)	$931
Operating cash flows from operating leases (4)	2,009

(1)	Primarily consists of payments for common area maintenance and property taxes.

(2)	Amounts are recorded in occupancy and equipment expense in the Consolidated Statement of Income.

(3)	Represents non-cash activity and, accordingly, is not reflected in the Consolidated Statement of Cash Flows.

(4)	Represents cash paid for amounts included in the measurement of lease liabilities.
Maturity Analysis
The maturities of lessor and lessee arrangements outstanding at December 31, 2019 are presented in the table below based on undiscounted cash flows.

Maturities of Lessor and Lessee Arrangements

	Lessor		Lessee (1)
	Operating Leases	Sales-type and Direct Financing Leases (2)	Operating Leases
(Dollars in millions)	December 31, 2019
2020	$843	$4,657	$1,966
2021	746	4,887	1,763
2022	651	4,259	1,502
2023	530	3,416	1,240
2024	397	1,939	1,098
Thereafter	1,057	1,910	4,225
Total undiscounted cash flows	$4,224	21,068	11,794
Less: Net present value adjustment		1,756	1,701
Total (3)		$19,312	$10,093

(1)	Excludes $1.5 billion in commitments under lessee arrangements that have not yet commenced with lease terms that will begin in 2020.

(2)	Includes $15.1 billion in commercial lease financing receivables and $4.2 billion in direct/indirect consumer lease financing receivables.

(3)	Represents lease receivables for lessor arrangements and lease liabilities for lessee arrangements.
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

125 Bank of America

NOTE 10 Deposits
The table below presents information about the Corporation’s time deposits of $100 thousand or more at December 31, 2019 and 2018. The Corporation also had aggregate time deposits of $15.8 billion and $16.4 billion in denominations that met or exceeded the Federal Deposit Insurance Corporation (FDIC) insurance limit at December 31, 2019 and 2018.

Time Deposits of $100 Thousand or More

	December 31, 2019				December 31 2018
(Dollars in millions)	Three Months or Less	Over Three Months to Twelve Months	Thereafter	Total	Total
U.S. certificates of deposit and other time deposits	$16,115	$21,351	$2,273	$39,739	$29,505
Non-U.S. certificates of deposit and other time deposits	7,108	4,821	1,105	13,034	10,792

The scheduled contractual maturities for total time deposits at December 31, 2019 are presented in the table below.

Contractual Maturities of Total Time Deposits

(Dollars in millions)	U.S.	Non-U.S.	Total
Due in 2020	$56,351	$12,000	$68,351
Due in 2021	3,503	101	3,604
Due in 2022	990	18	1,008
Due in 2023	280	15	295
Due in 2024	187	981	1,168
Thereafter	212	35	247
Total time deposits	$61,523	$13,150	$74,673

NOTE 11 Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash
The table below presents federal funds sold or purchased, securities financing agreements (which include securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase) and short-term borrowings. The Corporation elects to account for certain securities financing agreements and short-term borrowings under the fair value option. For more information on the fair value option, see Note 22 – Fair Value Option.

	Amount	Rate	Amount	Rate
(Dollars in millions)	2019		2018
Federal funds sold and securities borrowed or purchased under agreements to resell
Average during year	$279,610	1.73%	$251,328	1.26%
Maximum month-end balance during year	281,684	n/a	279,350	n/a
Federal funds purchased and securities loaned or sold under agreements to repurchase
Average during year	$201,797	2.31%	$193,681	1.80%
Maximum month-end balance during year	203,063	n/a	201,089	n/a
Short-term borrowings
Average during year	24,301	2.42	36,021	2.69
Maximum month-end balance during year	36,538	n/a	52,480	n/a
n/a = not applicable
Bank of America, N.A. maintains a global program to offer up to a maximum of $75 billion outstanding at any one time, of bank notes with fixed or floating rates and maturities of at least seven days from the date of issue. Short-term bank notes outstanding under this program totaled $11.7 billion and $12.1 billion at December 31, 2019 and 2018. These short-term bank notes, along with Federal Home Loan Bank advances, U.S. Treasury tax and loan notes, and term federal funds purchased, are included in short-term borrowings on the Consolidated Balance Sheet.
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
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at December 31, 2019 and 2018. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives.

Bank of America 126

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	December 31, 2019
Securities borrowed or purchased under agreements to resell (3)	$434,257	$(159,660)	$274,597	$(244,486)	$30,111
Securities loaned or sold under agreements to repurchase	$324,769	$(159,660)	$165,109	$(141,482)	$23,627
Other (4)	15,346	—	15,346	(15,346)	—
Total	$340,115	$(159,660)	$180,455	$(156,828)	$23,627

	December 31, 2018
Securities borrowed or purchased under agreements to resell (3)	$366,274	$(106,865)	$259,409	$(240,790)	$18,619
Securities loaned or sold under agreements to repurchase	$293,853	$(106,865)	$186,988	$(176,740)	$10,248
Other (4)	19,906	—	19,906	(19,906)	—
Total	$313,759	$(106,865)	$206,894	$(196,646)	$10,248

(1)	Includes activity where uncertainty exists as to the enforceability of certain master netting agreements under bankruptcy laws in some countries or industries.

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

(3)	Excludes repurchase activity of $12.9 billion and $11.5 billion reported in loans and leases on the Consolidated Balance Sheet at December 31, 2019 and 2018.

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

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	December 31, 2019
Securities sold under agreements to repurchase	$129,455	$122,685	$25,322	$21,922	$299,384
Securities loaned	18,766	3,329	1,241	2,049	25,385
Other	15,346	—	—	—	15,346
Total	$163,567	$126,014	$26,563	$23,971	$340,115

	December 31, 2018
Securities sold under agreements to repurchase	$139,017	$81,917	$34,204	$21,476	$276,614
Securities loaned	7,753	4,197	1,783	3,506	17,239
Other	19,906	—	—	—	19,906
Total	$166,676	$86,114	$35,987	$24,982	$313,759

(1)	No agreements have maturities greater than three years.

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	December 31, 2019
U.S. government and agency securities	$173,533	$1	$—	$173,534
Corporate securities, trading loans and other	10,467	2,014	258	12,739
Equity securities	14,933	20,026	15,024	49,983
Non-U.S. sovereign debt	96,576	3,344	64	99,984
Mortgage trading loans and ABS	3,875	—	—	3,875
Total	$299,384	$25,385	$15,346	$340,115

	December 31, 2018
U.S. government and agency securities	$164,664	$—	$—	$164,664
Corporate securities, trading loans and other	11,400	2,163	287	13,850
Equity securities	14,090	10,869	19,572	44,531
Non-U.S. sovereign debt	81,329	4,207	47	85,583
Mortgage trading loans and ABS	5,131	—	—	5,131
Total	$276,614	$17,239	$19,906	$313,759

127 Bank of America

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
Restricted Cash
At December 31, 2019 and 2018, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $24.4 billion and $22.6 billion, predominantly related to cash held on deposit with the Federal Reserve Bank and non-U.S. central banks to meet reserve requirements and cash segregated in compliance with securities regulations.
NOTE 12 Long-term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The table below presents the balance of long-term debt at December 31, 2019 and 2018, and the related contractual rates and maturity dates as of December 31, 2019.

	Weighted-average Rate			December 31
(Dollars in millions)		Interest Rates	Maturity Dates	2019	2018
Notes issued by Bank of America Corporation (1)
Senior notes:
Fixed	3.30%	0.25 - 8.05%	2020 - 2050	$140,265	$120,548
Floating	1.81	0.25 - 6.68	2020 - 2044	19,552	25,574
Senior structured notes				16,941	13,815
Subordinated notes:
Fixed	4.89	2.94 - 8.57	2021 - 2045	21,632	20,843
Floating	2.74	2.56 - 2.89	2022 - 2026	782	1,742
Junior subordinated notes:
Fixed	6.71	6.45 - 8.05	2027 - 2066	736	732
Floating (2)	2.71	2.71	2056	1	1
Total notes issued by Bank of America Corporation				199,909	183,255
Notes issued by Bank of America, N.A.
Senior notes:
Fixed	3.34	3.34	2023	508	—
Floating	2.18	1.99 - 2.51	2020 - 2041	6,519	1,770
Subordinated notes	6.00	6.00	2036	1,744	1,617
Advances from Federal Home Loan Banks:
Fixed	4.98	0.01 - 7.72	2020 - 2034	112	130
Floating	1.79	1.77 - 1.84	2020	2,500	14,751
Securitizations and other BANA VIEs (3)				8,373	10,326
Other				402	442
Total notes issued by Bank of America, N.A.				20,158	29,036
Other debt
Structured liabilities				20,442	16,483
Nonbank VIEs (3)				347	618
Total other debt				20,789	17,101
Total long-term debt				$240,856	$229,392

(1)	Includes total loss-absorbing capacity compliant debt.

(2)	Includes amounts related to trust preferred securities. For more information, see Trust Preferred Securities in this Note.

(3)	Represents liabilities of consolidated VIEs included in total long-term debt on the Consolidated Balance Sheet.
During 2019, the Corporation issued $52.5 billion of long-term debt consisting of $29.3 billion of notes issued by Bank of America Corporation, $10.9 billion of notes issued by Bank of America, N.A. and $12.3 billion of other debt, substantially all of which was structured liabilities. During 2018, the Corporation issued $64.4 billion of long-term debt consisting of $30.7 billion of notes issued by Bank of America Corporation, $18.7 billion of notes issued by Bank of America, N.A. and $15.0 billion of other debt, substantially all of which was structured liabilities.
During 2019, the Corporation had total long-term debt maturities and redemptions in the aggregate of $50.6 billion consisting of $21.1 billion for Bank of America Corporation, $19.9 billion for Bank of America, N.A. and $9.6 billion of other debt. During 2018, the Corporation had total long-term debt maturities and redemptions in the aggregate of $53.3 billion consisting of $29.8 billion for Bank of America Corporation, $11.2 billion for Bank of America, N.A. and $12.3 billion of other debt.

Bank of America Corporation and Bank of America, N.A. maintain various U.S. and non-U.S. debt programs to offer both senior and subordinated notes. The notes may be denominated in U.S. dollars or foreign currencies. At December 31, 2019 and 2018, the amount of foreign currency-denominated debt translated into U.S. dollars included in total long-term debt was $49.6 billion and $48.6 billion. Foreign currency contracts may be used to convert certain foreign currency-denominated debt into U.S. dollars.
At December 31, 2019, long-term debt of consolidated VIEs in the table above included debt from credit card, residential mortgage, home equity, other VIEs and ABS of $8.4 billion, $217 million, $64 million, $46 million and $19 million, respectively. Long-term debt of VIEs is collateralized by the assets of the VIEs. For more information, see Note 7 – Securitizations and Other Variable Interest Entities.

Bank of America 128

The weighted-average effective interest rates for total long-term debt (excluding senior structured notes), total fixed-rate debt and total floating-rate debt were 3.26 percent, 3.55 percent and 1.92 percent, respectively, at December 31, 2019, and 3.29 percent, 3.66 percent and 2.26 percent, respectively, at December 31, 2018. The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect earnings and capital. The weighted-average rates are the contractual interest rates on the debt and do not reflect the impacts of derivative transactions.
Debt outstanding of $5.7 billion at December 31, 2019 was issued by BofA Finance LLC, a 100 percent owned finance subsidiary of Bank of America Corporation, the parent company, and is fully and unconditionally guaranteed by the parent company.
The table below shows the carrying value for aggregate annual contractual maturities of long-term debt as of December 31, 2019. Included in the table are certain structured notes issued by the Corporation that contain provisions whereby the borrowings are redeemable at the option of the holder (put options) at specified dates prior to maturity. Other structured notes have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, and the maturity may be accelerated based on the value of a referenced index or security. In both cases, the Corporation or a subsidiary may be required to settle the obligation for cash or other securities prior to the contractual maturity date. These borrowings are reflected in the table as maturing at their contractual maturity date.

Long-term Debt by Maturity

(Dollars in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Bank of America Corporation
Senior notes	$9,312	$15,978	$14,875	$23,045	$17,236	$79,371	$159,817
Senior structured notes	822	453	2,232	288	547	12,599	16,941
Subordinated notes	—	360	386	—	3,213	18,455	22,414
Junior subordinated notes (1)	—	—	—	—	—	737	737
Total Bank of America Corporation	10,134	16,791	17,493	23,333	20,996	111,162	199,909
Bank of America, N.A.
Senior notes	3,000	3,499	—	509	—	19	7,027
Subordinated notes	—	—	—	—	—	1,744	1,744
Advances from Federal Home Loan Banks	2,509	2	3	1	—	97	2,612
Securitizations and other Bank VIEs (2)	3,099	4,080	1,185	9	—	—	8,373
Other	134	55	—	130	—	83	402
Total Bank of America, N.A.	8,742	7,636	1,188	649	—	1,943	20,158
Other debt
Structured liabilities	5,275	1,884	1,057	1,372	745	10,109	20,442
Nonbank VIEs (2)	—	—	—	1	—	346	347
Total other debt	5,275	1,884	1,057	1,373	745	10,455	20,789
Total long-term debt	$24,151	$26,311	$19,738	$25,355	$21,741	$123,560	$240,856

(1)	Includes amounts related to trust preferred securities. For more information, see Trust Preferred Securities in this Note.

(2)	Represents liabilities of consolidated VIEs included in total long-term debt on the Consolidated Balance Sheet.
Trust Preferred Securities
At December 31, 2019, trust preferred securities (Trust Securities) with a carrying value of $1 million, issued by BAC Capital Trust XV (the Trust), a 100 percent owned, non-consolidated finance subsidiary of the Corporation, were issued and outstanding. The Trust Securities are mandatorily redeemable preferred security obligations of the Trust. The sole asset of the Trust is a junior subordinated deferrable interest note of the Corporation (the Note).
Periodic cash payments and payments upon liquidation or redemption with respect to Trust Securities are guaranteed by the Corporation to the extent of funds held by the Trust (the Preferred Securities Guarantee). The Preferred Securities Guarantee, when taken together with the Corporation’s other obligations including its obligations under the Note, generally will constitute a full and unconditional guarantee, on a subordinated basis, by the Corporation of payments due on the Trust Securities.
NOTE 13 Commitments and Contingencies
In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Consolidated Balance Sheet.
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.6 billion and $10.7 billion at December 31, 2019 and 2018. At December 31, 2019, the carrying value of these commitments, excluding commitments accounted for under the fair value option, was $829 million, including deferred revenue of $16 million and a reserve for unfunded lending commitments of $813 million. At December 31, 2018, the comparable amounts were $813 million, $16 million and $797 million, respectively. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.

129 Bank of America

The table below includes the notional amount of commitments of $4.4 billion and $3.1 billion at December 31, 2019 and 2018 that are accounted for under the fair value option. However, the table excludes cumulative net fair value of $90 million and $169 million at December 31, 2019 and 2018 on these commitments, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 22 – Fair Value Option.

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	December 31, 2019
Notional amount of credit extension commitments
Loan commitments (1)	$97,454	$148,000	$173,699	$24,487	$443,640
Home equity lines of credit	1,137	1,948	6,351	34,134	43,570
Standby letters of credit and financial guarantees (2)	21,311	11,512	3,712	408	36,943
Letters of credit (3)	1,156	254	65	25	1,500
Legally binding commitments	121,058	161,714	183,827	59,054	525,653
Credit card lines (4)	376,067	—	—	—	376,067
Total credit extension commitments	$497,125	$161,714	$183,827	$59,054	$901,720

	December 31, 2018
Notional amount of credit extension commitments
Loan commitments (1)	$84,910	$142,271	$155,298	$22,683	$405,162
Home equity lines of credit	2,578	2,249	3,530	34,702	43,059
Standby letters of credit and financial guarantees (2)	22,571	9,702	2,457	1,074	35,804
Letters of credit (3)	1,168	84	69	57	1,378
Legally binding commitments	111,227	154,306	161,354	58,516	485,403
Credit card lines (4)	371,658	—	—	—	371,658
Total credit extension commitments	$482,885	$154,306	$161,354	$58,516	$857,061

(1)	At December 31, 2019 and 2018, $5.1 billion and $4.3 billion of these loan commitments are held in the form of a security.

(2)
The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $27.9 billion and $8.6 billion at December 31, 2019, and $28.3 billion and $7.1 billion at December 31, 2018. Amounts in the table include consumer SBLCs of $413 million and $372 million at December 31, 2019 and 2018.

(3)
At December 31, 2019 and 2018, included are letters of credit of $1.4 billion and $422 million related to certain liquidity commitments of VIEs. For more information, see Note 7 – Securitizations and Other Variable Interest Entities.

(4)	Includes business card unused lines of credit.
Other Commitments
At December 31, 2019 and 2018, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $86 million and $329 million, which upon settlement will be included in loans or LHFS, and commitments to purchase commercial loans of $1.1 billion and $463 million, which upon settlement will be included in trading account assets.
At December 31, 2019 and 2018, the Corporation had commitments to purchase commodities, primarily liquefied natural gas, of $830 million and $1.3 billion, which upon settlement will be included in trading account assets.
At December 31, 2019 and 2018, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $97.2 billion and $59.7 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $24.9 billion and $21.2 billion. These commitments expire primarily within the next 12 months.
At December 31, 2019 and 2018, the Corporation had a commitment to originate or purchase up to $3.3 billion and $3.0 billion on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2022 and can be terminated with 12 months prior notice.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At December 31, 2019 and 2018, the notional amount of these guarantees totaled $7.3 billion and

$9.8 billion. At December 31, 2019 and 2018, the Corporation’s maximum exposure related to these guarantees totaled $1.1 billion and $1.5 billion, with estimated maturity dates between 2033 and 2039.
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
Merchant Services
In accordance with credit and debit card association rules, the Corporation sponsors merchant processing servicers that process credit and debit card transactions on behalf of various merchants. If a merchant processor fails to meet its obligation regarding

Bank of America 130

disputed transactions, then the Corporation could be held liable. In 2019 and 2018, the sponsored entities processed $916.6 billion and $874.3 billion of transactions and recorded losses of $24 million and $31 million.
At December 31, 2019 and 2018, the maximum potential exposure for sponsored transactions totaled $384.2 billion and $348.1 billion. However, the Corporation believes that the maximum potential exposure is not representative of the actual potential loss exposure and does not expect to make material payments in connection with these guarantees.
A significant portion of the Corporation's merchant processing activity is performed by a joint venture, formed in 2009, in which the Corporation holds a 49 percent ownership interest. The carrying value of the Corporation’s investment was $640 million and $2.8 billion at December 31, 2019 and 2018. The joint venture is accounted for as an equity method investment and reported in All Other. On July 29, 2019, the Corporation gave notice to the joint venture partner of the termination of the joint venture upon the conclusion of its current term in June 2020. As a result, the Corporation incurred a non-cash, pretax impairment charge in 2019 of $2.1 billion, included in other general operating expense.
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
Prime Brokerage and Securities Clearing Services
In connection with its prime brokerage and clearing businesses, the Corporation performs securities clearance and settlement services with other brokerage firms and clearinghouses on behalf of its clients. Under these arrangements, the Corporation stands ready to meet the obligations of its clients with respect to securities transactions. The Corporation’s obligations in this respect are secured by the assets in the clients’ accounts and the accounts of their customers as well as by any proceeds received from the transactions cleared and settled by the Corporation on behalf of clients or their customers. The Corporation’s maximum potential exposure under these arrangements is difficult to estimate; however, the potential for the Corporation to incur material losses pursuant to these arrangements is remote.
Other Guarantees
The Corporation has entered into additional guarantee agreements and commitments, including sold risk participation swaps, liquidity facilities, lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, divested business commitments and sold put options that require gross settlement. The maximum potential future payments under these agreements are approximately $8.7 billion and $5.9 billion at December 31, 2019 and 2018. The estimated maturity dates of these obligations extend up to 2049. The Corporation has made no material payments under these guarantees. For more information on maximum potential future payments under VIE-related liquidity commitments, see Note 7 – Securitizations and Other Variable Interest Entities.
During 2019, the Corporation recognized a loss of $210 million in other income under its indemnity obligation in connection with the 2017 sale of its non-U.S. consumer credit card business (payment protection insurance).
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
The notional amount of unresolved repurchase claims at December 31, 2019 and 2018 was $10.7 billion and $14.4 billion. These balances included $3.7 billion and $6.2 billion at December 31, 2019 and 2018 of claims related to loans in specific private-label securitization groups or tranches where the Corporation owns substantially all of the outstanding securities or will otherwise realize the benefit of any repurchase claims paid. The balance for 2019 also includes $1.6 billion of repurchase claims related to a single monoline insurer and is the subject of litigation.
During 2019, the Corporation received $461 million in new repurchase claims that were not time-barred. During 2019, $4.2 billion in claims were resolved, including $2.1 billion of claims that were deemed time-barred.

131 Bank of America

Reserve and Related Provision
The reserve for representations and warranties obligations and corporate guarantees was $1.8 billion and $2.0 billion at December 31, 2019 and 2018 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of probable incurred losses, is based on our experience in previous negotiations, and is subject to judgment, a variety of assumptions, and known or unknown uncertainties. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity. See Litigation and Regulatory Matters in this Note below for the Corporation's combined range of possible loss in excess of the reserve for representations and warranties, and the accrued liability for litigation.
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
In accordance with applicable accounting guidance, the Corporation establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation-related expense of $681 million and $469 million was recognized in 2019 and 2018.
For a limited number of the matters disclosed in this Note for which a loss, whether in excess of a related accrued liability or where there is no accrued liability, is reasonably possible in future periods, the Corporation is able to estimate a range of possible loss. In determining whether it is possible to estimate a range of possible loss, the Corporation reviews and evaluates its matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. With respect to the matters disclosed in this Note, in cases in which the Corporation possesses sufficient appropriate information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For such matters disclosed in this Note, where an estimate of the range of possible loss is possible, as well as for representations and warranties exposures, management currently estimates the aggregate range of reasonably possible loss for these exposures is $0 to $1.6 billion in excess of the accrued liability, if any.
The estimated range of possible loss, as well as the Corporation's accrued liability, is based upon currently available information and is subject to significant judgment, a variety of assumptions and known and unknown uncertainties. The matters underlying the estimated range of possible loss and liability accrual are unpredictable and will change from time to time, and actual losses may vary significantly from the current estimate and accrual. The estimated range of possible loss does not represent the Corporation’s maximum loss exposure.
Information is provided below regarding the nature of the litigation and associated claimed damages. Based on current knowledge, and taking into account accrued liabilities, management does not believe that loss contingencies arising from pending matters, including the matters described herein, will have a material adverse effect on the consolidated financial condition or liquidity of the Corporation. However, in light of the significant judgment, variety of assumptions and uncertainties involved in these matters, some of which are beyond the Corporation’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Corporation’s business or results of operations for any particular reporting period, or cause significant reputational harm.
Ambac Bond Insurance Litigation
Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation (together, Ambac) have filed four separate lawsuits against the Corporation and its subsidiaries relating to bond insurance policies Ambac provided on certain securitized pools of HELOCs, first-lien subprime home equity loans, fixed-rate second-lien mortgage loans and negative amortization pay option adjustable-rate mortgage loans. Ambac alleges that they have paid or will pay claims as a result of defaults in the underlying loans and asserts that the defendants misrepresented the characteristics of the underlying loans and/or breached certain contractual representations and warranties regarding the underwriting and servicing of the loans. In those actions where the Corporation is named as a defendant, Ambac contends the Corporation is liable on various successor and vicarious liability theories. These actions are at various procedural stages with material developments provided below.
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

Bank of America 132

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
Ambac v. First Franklin
On April 16, 2012, Ambac filed an action against BANA, First Franklin and various Merrill Lynch entities, including Merrill Lynch, Pierce, Fenner & Smith Incorporated, in New York Supreme Court relating to guaranty insurance Ambac provided on a First Franklin securitization sponsored by Merrill Lynch. The complaint alleges fraudulent inducement and breach of contract, including breach of contract claims against BANA based upon its servicing of the loans in the securitization. Ambac seeks as damages hundreds of millions of dollars that Ambac alleges it has paid or will pay in claims.
Deposit Insurance Assessment
On January 9, 2017, the FDIC filed suit against BANA in the U.S. District Court for the District of Columbia alleging failure to pay a December 15, 2016 invoice for additional deposit insurance assessments and interest in the amount of $542 million for the quarters ending June 30, 2013 through December 31, 2014. On April 7, 2017, the FDIC amended its complaint to add a claim for additional deposit insurance and interest in the amount of $583 million for the quarters ending March 31, 2012 through March 31, 2013. The FDIC asserts these claims based on BANA’s alleged underreporting of counterparty exposures that resulted in underpayment of assessments for those quarters and its Enforcement Section is also conducting a parallel investigation related to the same alleged reporting error. BANA disagrees with the FDIC’s interpretation of the regulations as they existed during the relevant time period and is defending itself against the FDIC’s claims. Pending final resolution, BANA has pledged security satisfactory to the FDIC related to the disputed additional assessment amounts.
On March 27, 2018, the U.S. District Court for the District of Columbia denied BANA’s partial motion to dismiss certain of the FDIC’s claims.
Interchange Litigation
In 2005, a group of merchants filed a series of putative class actions and individual actions directed at interchange fees associated with Visa and MasterCard payment card transactions. These actions, which were consolidated in the U.S. District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant Discount Anti-Trust Litigation, named Visa, MasterCard, the Corporation, BANA and other banks as defendants. Plaintiffs alleged antitrust claims and sought compensatory and treble damages as well as injunctive relief.
In 2018, defendants reached a settlement of the putative Rule 23(b)(3) damages class. Defendants agreed to pay an additional amount to participating class members by contribution to the escrow fund established as part of the settlement previously rejected by the U.S. Court of Appeals for the Second Circuit. The

Corporation’s additional contribution was not material. The District Court granted final approval of the settlement in December 2019. Beginning in January 2020, a number of class members who objected to the settlement appealed to the U.S. Court of Appeals for the Second Circuit.
LIBOR, Other Reference Rates, Foreign Exchange (FX) and Bond Trading Matters
Government authorities in the U.S. and various international jurisdictions continue to conduct investigations of, to make inquiries of, and to pursue proceedings against, the Corporation and its subsidiaries regarding FX and other reference rates as well as government, sovereign, supranational and agency bonds in connection with conduct and systems and controls. The Corporation is cooperating with these inquiries and investigations, and responding to the proceedings.
LIBOR
The Corporation, BANA and certain Merrill Lynch entities have been named as defendants along with most of the other London Interbank Offered Rate (LIBOR) panel banks in a number of individual and putative class actions by persons alleging they sustained losses on U.S. dollar LIBOR-based financial instruments as a result of collusion or manipulation by defendants regarding the setting of U.S. dollar LIBOR. Plaintiffs assert a variety of claims, including antitrust, Commodity Exchange Act, Racketeer Influenced and Corrupt Organizations (RICO), Securities Exchange Act of 1934, common law fraud and breach of contract claims, and seek compensatory, treble and punitive damages, and injunctive relief. All cases naming the Corporation and its affiliates relating to U.S. dollar LIBOR are pending in the U.S. District Court for the Southern District of New York.
The District Court has dismissed all RICO claims, and dismissed all manipulation claims based on alleged trader conduct against Bank of America entities. The District Court has also substantially limited the scope of antitrust, Commodity Exchange Act and various other claims, including by dismissing in their entirety certain individual and putative class plaintiffs’ antitrust claims for lack of standing and/or personal jurisdiction. Plaintiffs whose antitrust claims were dismissed by the District Court are pursuing appeals in the Second Circuit. Certain individual and putative class actions remain pending in the District Court against the Corporation, BANA and certain Merrill Lynch entities.
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
Mortgage Appraisal Litigation
The Corporation, Countrywide and certain affiliates are named as defendants in two consolidated putative class action lawsuits filed in the U.S. District Court for the Central District of California (Waldrup and Williams, et al.). Plaintiffs allege that Countrywide and a former Countrywide subsidiary, LandSafe Appraisal Services, Inc., arranged for and completed appraisals that were not in compliance with applicable laws and appraisal standards. Plaintiffs assert a RICO claim and seek, among other forms of relief, compensatory and treble damages. On February 8, 2018,

133 Bank of America

the District Court granted plaintiffs’ motion for class certification. On May 22, 2018, the U.S. Court of Appeals for the Ninth Circuit denied defendants’ petition for permission to file an interlocutory appeal of the District Court’s ruling granting class certification.
On January 21, 2020, the parties agreed to resolve the litigation for an amount that is not material to the Corporation, and which was fully accrued as of December 31, 2019. The agreement is subject to court approval.
U.S. Bank - Harborview and SURF/OWNIT Repurchase Litigation
Beginning in 2011, U.S. Bank, National Association (U.S. Bank), as trustee for the HarborView Mortgage Loan Trust 2005-10 and various SURF/OWNIT RMBS trusts filed complaints against the Corporation, Countrywide entities, Merrill Lynch entities and other affiliates in New York Supreme Court alleging breaches of representations and warranties. The defendants and certain certificate-holders in the trusts agreed to settle the respective matters in amounts not material to the Corporation, subject to acceptance by U.S. Bank. The litigations have been stayed pending finalization of the settlements.
NOTE 14 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 29, 2020	March 6, 2020	March 27, 2020	$0.18
October 22, 2019	December 6, 2019	December 27, 2019	0.18
July 25, 2019	September 6, 2019	September 27, 2019	0.18
April 24, 2019	June 7, 2019	June 28, 2019	0.15
January 30, 2019	March 1, 2019	March 29, 2019	0.15

(1)	In 2019, and through February 19, 2020.
The cash dividends paid per share of common stock were $0.66, $0.54 and $0.39 for 2019, 2018 and 2017, respectively.
The following table summarizes common stock repurchases during 2019, 2018 and 2017.

Common Stock Repurchase Summary

(in millions)	2019	2018	2017
Total share repurchases, including CCAR capital plan repurchases	956	676	509

Purchase price of shares repurchased and retired
CCAR capital plan repurchases	$25,644	$16,754	$9,347
Other authorized repurchases	2,500	3,340	3,467
Total shares repurchased	$28,144	$20,094	$12,814

On June 28, 2018, following the non-objection of the Board of Governors of the Federal Reserve System (Federal Reserve) to the Corporation’s 2018 Comprehensive Capital Analysis and Review (CCAR) capital plan, the Corporation’s Board of Directors (Board) authorized the repurchase of approximately $20.6 billion in common stock from July 1, 2018 through June 30, 2019, which included approximately $600 million in repurchases to offset shares awarded under equity-based compensation plans during the same period. On February 7, 2019, following approval by the Federal Reserve, the Board authorized the repurchase of an additional $2.5 billion of common stock by June 30, 2019.
On June 27, 2019, following the Federal Reserve's non-objection to the Corporation's 2019 CCAR capital plan, the Board authorized the repurchase of approximately $30.9 billion in common stock from July 1, 2019 through June 30, 2020, which includes approximately $900 million in repurchases to offset shares awarded under equity-based compensation plans during the same period.
During 2019, the Corporation repurchased 956 million shares of common stock in connection with the Board's 2018 and 2019 repurchase authorizations, which reduced shareholders’ equity by $28.1 billion.
In connection with employee stock plans, in 2019, the Corporation issued 91 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 35 million shares of its common stock. At December 31, 2019, the Corporation had reserved 579 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
Preferred Stock
The cash dividends declared on preferred stock were $1.4 billion, $1.5 billion and $1.6 billion for 2019, 2018 and 2017, respectively.
On June 20, 2019, the Corporation issued 40,000 shares of 5.125% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series JJ for $1.0 billion. On June 25, 2019, the Corporation issued 55,900 shares of 5.375% Non-Cumulative Preferred Stock, Series KK for $1.4 billion. On September 17, 2019, the Corporation issued 52,400 shares of 5.000% Non-Cumulative Preferred Stock, Series LL for $1.3 billion. Additionally, on January 24, 2020, the Corporation issued 44,000 shares of 4.300% Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series MM for $1.1 billion.
In 2019, the Corporation fully redeemed Series V and Series W preferred stock for $2.6 billion. Additionally, on January 27, 2020, the Corporation fully redeemed Series Y preferred stock for $1.1 billion.
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

Bank of America 134

of 30 consecutive trading days, the closing price of common stock exceeds 130 percent of the then-applicable conversion price of the Series L Preferred Stock. If a conversion of Series L Preferred Stock occurs at the option of the holder, subsequent to a dividend record date but prior to the dividend payment date, the Corporation will still pay any accrued dividends payable.
The table below presents a summary of perpetual preferred stock outstanding at December 31, 2019.

Preferred Stock Summary

(Dollars in millions, except as noted)
Series	Description	Initial Issuance Date	Total Shares Outstanding	Liquidation Preference per Share (in dollars)	Carrying Value	Per Annum Dividend Rate	Dividend per Share (in dollars)	Annual Dividend	Redemption Period (1)
Series B	7% Cumulative Redeemable	June 1997	7,110	$100	$1	7.00%	$7.00	$—	n/a
Series E (2)	Floating Rate Non-Cumulative	November 2006	12,691	25,000	317	3-mo. LIBOR + 35 bps (3)	1.01	13	On or after November 15, 2011
Series F	Floating Rate Non-Cumulative	March 2012	1,409	100,000	141	3-mo. LIBOR + 40 bps (3)	4,055.56	6	On or after March 15, 2012
Series G	Adjustable Rate Non-Cumulative	March 2012	4,926	100,000	493	3-mo. LIBOR + 40 bps (3)	4,055.56	20	On or after March 15, 2012
Series L	7.25% Non-Cumulative Perpetual Convertible	January 2008	3,080,182	1,000	3,080	7.25%	72.50	223	n/a
Series T	6% Non-cumulative	September 2011	354	100,000	35	6.00%	6,000.00	2	After May 7, 2019
Series U (4)	Fixed-to-Floating Rate Non-Cumulative	May 2013	40,000	25,000	1,000	5.2% to, but excluding, 6/1/23; 3-mo. LIBOR + 313.5 bps thereafter	52.00	52	On or after June 1, 2023
Series X (4)	Fixed-to-Floating Rate Non-Cumulative	September 2014	80,000	25,000	2,000	6.250% to, but excluding, 9/5/24; 3-mo. LIBOR + 370.5 bps thereafter	62.50	125	On or after September 5, 2024
Series Y (2)	6.500% Non-Cumulative	January 2015	44,000	25,000	1,100	6.500%	1.63	72	On or after January 27, 2020
Series Z (4)	Fixed-to-Floating Rate Non-Cumulative	October 2014	56,000	25,000	1,400	6.500% to, but excluding, 10/23/24; 3-mo. LIBOR + 417.4 bps thereafter	65.00	91	On or after October 23, 2024
Series AA (4)	Fixed-to-Floating Rate Non-Cumulative	March 2015	76,000	25,000	1,900	6.100% to, but excluding, 3/17/25; 3-mo. LIBOR + 389.8 bps thereafter	61.00	116	On or after March 17, 2025
Series CC (2)	6.200% Non-Cumulative	January 2016	44,000	25,000	1,100	6.200%	1.55	68	On or after January 29, 2021
Series DD (4)	Fixed-to-Floating Rate Non-Cumulative	March 2016	40,000	25,000	1,000	6.300% to, but excluding, 3/10/26; 3-mo. LIBOR + 455.3 bps thereafter	63.00	63	On or after March 10, 2026
Series EE (2)	6.000% Non-Cumulative	April 2016	36,000	25,000	900	6.000%	1.50	54	On or after April 25, 2021
Series FF (4)	Fixed-to-Floating Rate Non-Cumulative	March 2018	94,000	25,000	2,350	5.875% to, but excluding, 3/15/28; 3-mo. LIBOR + 293.1 bps thereafter	58.75	138	On or after March 15, 2028
Series GG (2)	6.000% Non-Cumulative	May 2018	54,000	25,000	1,350	6.000%	1.50	81	On or after May 16, 2023
Series HH (2)	5.875% Non-Cumulative	July 2018	34,160	25,000	854	5.875%	1.47	50	On or after July 24, 2023
Series JJ (4)	Fixed-to-Floating Rate Non-Cumulative	June 2019	40,000	25,000	1,000	5.125% to, but excluding, 6/20/24; 3-mo. LIBOR + 329.2 bps thereafter	25.63	26	On or after June 20, 2024
Series KK (2)	5.375% Non-Cumulative	June 2019	55,900	25,000	1,398	5.375%	0.67	38	On or after June 25, 2024
Series LL (2)	5.000% Non-Cumulative	September 2019	52,400	25,000	1,310	5.000%	0.31	16	On or after September 17, 2024
Series 1 (5)	Floating Rate Non-Cumulative	November 2004	3,275	30,000	98	3-mo. LIBOR + 75 bps (6)	0.82	3	On or after November 28, 2009
Series 2 (5)	Floating Rate Non-Cumulative	March 2005	9,967	30,000	299	3-mo. LIBOR + 65 bps (6)	0.81	10	On or after November 28, 2009
Series 4 (5)	Floating Rate Non-Cumulative	November 2005	7,010	30,000	210	3-mo. LIBOR + 75 bps (3)	1.01	9	On or after November 28, 2010
Series 5 (5)	Floating Rate Non-Cumulative	March 2007	14,056	30,000	422	3-mo. LIBOR + 50 bps (3)	1.01	17	On or after May 21, 2012
Issuance costs and certain adjustments					(357)
Total			3,887,440		$23,401

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
n/a = not applicable

135 Bank of America

NOTE 15 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for 2019, 2018 and 2017.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2016	$(1,267)	$(767)	$(895)	$(3,480)	$(879)	$(7,288)
Net change	61	(293)	64	288	86	206
Balance, December 31, 2017	$(1,206)	$(1,060)	$(831)	$(3,192)	$(793)	$(7,082)
Accounting change related to certain tax effects	(393)	(220)	(189)	(707)	239	(1,270)
Cumulative adjustment for hedge accounting change	—	—	57	—	—	57
Net change	(3,953)	749	(53)	(405)	(254)	(3,916)
Balance, December 31, 2018	$(5,552)	$(531)	$(1,016)	$(4,304)	$(808)	$(12,211)
Net change	5,875	(963)	616	136	(86)	5,578
Balance, December 31, 2019	$323	$(1,494)	$(400)	$(4,168)	$(894)	$(6,633)

The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for 2019, 2018 and 2017.

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
(Dollars in millions)	2019			2018			2017
Debt securities:
Net increase (decrease) in fair value	$8,020	$(2,000)	$6,020	$(5,189)	$1,329	$(3,860)	$240	$14	$254
Net realized (gains) reclassified into earnings (1)	(193)	48	(145)	(123)	30	(93)	(304)	111	(193)
Net change	7,827	(1,952)	5,875	(5,312)	1,359	(3,953)	(64)	125	61
Debit valuation adjustments:
Net increase (decrease) in fair value	(1,276)	289	(987)	952	(224)	728	(490)	171	(319)
Net realized losses reclassified into earnings (1)	18	6	24	26	(5)	21	42	(16)	26
Net change	(1,258)	295	(963)	978	(229)	749	(448)	155	(293)
Derivatives:
Net increase (decrease) in fair value	692	(156)	536	(232)	74	(158)	(50)	1	(49)
Reclassifications into earnings:
Net interest income	104	(26)	78	165	(40)	125	327	(122)	205
Compensation and benefits expense	2	—	2	(27)	7	(20)	(148)	56	(92)
Net realized losses reclassified into earnings	106	(26)	80	138	(33)	105	179	(66)	113
Net change	798	(182)	616	(94)	41	(53)	129	(65)	64
Employee benefit plans:
Net increase (decrease) in fair value	41	(21)	20	(703)	164	(539)	223	(55)	168
Net actuarial losses and other reclassified into earnings (2)	150	(36)	114	171	(46)	125	179	(61)	118
Settlements, curtailments and other	3	(1)	2	11	(2)	9	3	(1)	2
Net change	194	(58)	136	(521)	116	(405)	405	(117)	288
Foreign currency:
Net (decrease) in fair value	(13)	(52)	(65)	(8)	(195)	(203)	(439)	430	(9)
Net realized (gains) losses reclassified into earnings (3)	(110)	89	(21)	(149)	98	(51)	(606)	701	95
Net change	(123)	37	(86)	(157)	(97)	(254)	(1,045)	1,131	86
Total other comprehensive income (loss)	$7,438	$(1,860)	$5,578	$(5,106)	$1,190	$(3,916)	$(1,023)	$1,229	$206

(1)	Reclassifications of pretax debt securities and DVA are recorded in other income in the Consolidated Statement of Income.

(2)	Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.

(3)	Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.

Bank of America 136

NOTE 16 Earnings Per Common Share
The calculation of EPS and diluted EPS for 2019, 2018 and 2017 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles.

(In millions, except per share information)	2019	2018	2017
Earnings per common share
Net income	$27,430	$28,147	$18,232
Preferred stock dividends	(1,432)	(1,451)	(1,614)
Net income applicable to common shareholders	$25,998	$26,696	$16,618
Average common shares issued and outstanding	9,390.5	10,096.5	10,195.6
Earnings per common share	$2.77	$2.64	$1.63

Diluted earnings per common share
Net income applicable to common shareholders	$25,998	$26,696	$16,618
Add preferred stock dividends due to assumed conversions (1)	—	—	186
Net income allocated to common shareholders	$25,998	$26,696	$16,804
Average common shares issued and outstanding	9,390.5	10,096.5	10,195.6
Dilutive potential common shares (2)	52.4	140.4	582.8
Total diluted average common shares issued and outstanding	9,442.9	10,236.9	10,778.4
Diluted earnings per common share	$2.75	$2.61	$1.56

(1)	Represents the Series T dividends under the "If-converted" method prior to conversion.

(2)	Includes incremental dilutive shares from RSUs, restricted stock and warrants.
For 2019, 2018 and 2017, 62 million average dilutive potential common shares associated with the Series L preferred stock were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method. For 2018 and 2017, average options to purchase four million and 21 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method. For 2017, average warrants to purchase 122 million shares of common stock were outstanding but not included in the computation of EPS because the result would have been antidilutive under the treasury stock method. These warrants expired on October 29, 2018. For 2019, 2018 and 2017, average warrants to purchase three million, 136 million and 143 million shares of common stock, respectively, were included in the diluted EPS calculation under the treasury stock method. Substantially all of these warrants were exercised on or before their expiration date of January 16, 2019.
NOTE 17 Regulatory Requirements and Restrictions
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
The Corporation and its primary banking entity affiliate, BANA, are Advanced approaches institutions under Basel 3. As Advanced approaches institutions, the Corporation and its banking entity affiliates are required to report regulatory risk-based capital ratios and risk-weighted assets under both the Standardized and Advanced approaches. The approach that yields the lower ratio is used to assess capital adequacy, including under the Prompt Corrective Action (PCA) framework. At December 31, 2019 and 2018, Common equity tier 1 and Tier 1 capital ratios were lower under the Standardized approach whereas the Advanced approaches yielded a lower result for the Total capital ratio.
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
The following table presents capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2019 and 2018 for the Corporation and BANA.

137 Bank of America

Regulatory Capital under Basel 3

	Bank of America Corporation			Bank of America, N.A.
	Standardized Approach	Advanced Approaches	Regulatory Minimum (1)	Standardized Approach	Advanced Approaches	Regulatory Minimum (2)
(Dollars in millions, except as noted)	December 31, 2019
Risk-based capital metrics:
Common equity tier 1 capital	$166,760	$166,760		$154,626	$154,626
Tier 1 capital	188,492	188,492		154,626	154,626
Total capital (3)	221,230	213,098		166,567	158,665
Risk-weighted assets (in billions)	1,493	1,447		1,241	991
Common equity tier 1 capital ratio	11.2%	11.5%	9.5%	12.5%	15.6%	7.0%
Tier 1 capital ratio	12.6	13.0	11.0	12.5	15.6	8.5
Total capital ratio	14.8	14.7	13.0	13.4	16.0	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,374	$2,374		$1,780	$1,780
Tier 1 leverage ratio	7.9%	7.9%	4.0	8.7%	8.7%	5.0

SLR leverage exposure (in billions)		$2,946			$2,177
SLR		6.4%	5.0		7.1%	6.0

	December 31, 2018
Risk-based capital metrics:
Common equity tier 1 capital	$167,272	$167,272		$149,824	$149,824
Tier 1 capital	189,038	189,038		149,824	149,824
Total capital (3)	221,304	212,878		161,760	153,627
Risk-weighted assets (in billions)	1,437	1,409		1,195	959
Common equity tier 1 capital ratio	11.6%	11.9%	8.25%	12.5%	15.6%	6.5%
Tier 1 capital ratio	13.2	13.4	9.75	12.5	15.6	8.0
Total capital ratio	15.4	15.1	11.75	13.5	16.0	10.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,258	$2,258		$1,719	$1,719
Tier 1 leverage ratio	8.4%	8.4%	4.0	8.7%	8.7%	5.0

SLR leverage exposure (in billions)		$2,791			$2,112
SLR		6.8%	5.0		7.1%	6.0

(1)
The capital conservation buffer and global systemically important bank surcharge were 2.5 percent at December 31, 2019 and 1.875 percent at December 31, 2018. The countercyclical capital buffer for both periods was zero. The SLR minimum includes a leverage buffer of 2.0 percent.

(2)
Risk-based capital regulatory minimums at December 31, 2019 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends and risk-based capital ratios as of December 31, 2018 are the percent required to be considered well capitalized under the PCA framework.

(3)	Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.

(4)	Reflects total average assets adjusted for certain Tier 1 capital deductions.
The capital adequacy rules issued by the U.S. banking regulators require institutions to meet the established minimums outlined in the table above. Failure to meet the minimum requirements can lead to certain mandatory and discretionary actions by regulators that could have a material adverse impact on the Corporation’s financial position. At December 31, 2019 and 2018, the Corporation and its banking entity affiliates were well capitalized.
Other Regulatory Matters
The Federal Reserve requires the Corporation’s bank subsidiaries to maintain reserve requirements based on a percentage of certain deposit liabilities. The average daily reserve balance requirements, in excess of vault cash, maintained by the Corporation with the Federal Reserve Bank were $14.6 billion and $11.4 billion for 2019 and 2018. At December 31, 2019 and 2018, the Corporation had cash and cash equivalents in the amount of $6.3 billion and $5.8 billion, and securities with a fair value of $14.7 billion and $16.6 billion that were segregated in compliance with securities regulations. Cash held on deposit with the Federal Reserve Bank to meet reserve requirements and cash and cash equivalents segregated in compliance with securities regulations are components of restricted cash. For more information, see Note 11 – Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash. In addition, at December 31, 2019 and 2018, the Corporation had cash deposited with clearing organizations of $7.6 billion and $8.1 billion primarily recorded in other assets on the Consolidated Balance Sheet.
Bank Subsidiary Distributions
The primary sources of funds for cash distributions by the Corporation to its shareholders are capital distributions received from its bank subsidiaries, BANA and Bank of America California, N.A. In 2019, the Corporation received dividends of $20.5 billion from BANA and $215 million from Bank of America California, N.A. In addition, BANA returned capital of $8.0 billion to the Corporation in 2019.
The amount of dividends that a subsidiary bank may declare in a calendar year without OCC approval is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. In 2020, BANA can declare and pay dividends of approximately $9.4 billion to the Corporation plus an additional amount equal to its retained net profits for 2020 up to the date of any such dividend declaration. Bank of America California, N.A. can pay dividends of $94 million in 2020 plus an additional amount equal to its retained net profits for 2020 up to the date of any such dividend declaration.

Bank of America 138

NOTE 18 Employee Benefit Plans
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
The Corporation has an annuity contract that guarantees the payment of benefits vested under a terminated U.S. pension plan (Other Pension Plan). The Corporation, under a supplemental agreement, may be responsible for, or benefit from actual experience and investment performance of the annuity assets. The Corporation made no contribution under this agreement in 2019 or 2018. Contributions may be required in the future under this agreement.

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
The Pension and Postretirement Plans table summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted-average assumptions used to determine benefit obligations for the pension plans and postretirement plans at December 31, 2019 and 2018. The estimate of the Corporation’s PBO associated with these plans considers various actuarial assumptions, including assumptions for mortality rates and discount rates. The discount rate assumptions are derived from a cash flow matching technique that utilizes rates that are based on Aa-rated corporate bonds with cash flows that match estimated benefit payments of each of the plans. The decreases in the weighted-average discount rates in 2019 resulted in increases to the PBO of approximately $2.2 billion at December 31, 2019. The increases in the weighted-average discount rates in 2018 resulted in decreases to the PBO of approximately $1.3 billion at December 31, 2018. Significant gains and losses related to changes in the PBO for 2019 and 2018 primarily resulted from changes in the discount rate.

Pension and Postretirement Plans (1)

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Fair value, January 1	$18,178	$19,708	$2,461	$2,943	$2,584	$2,724	$252	$300
Actual return on plan assets	3,187	(550)	273	(181)	228	8	5	5
Company contributions	—	—	20	22	91	91	24	43
Plan participant contributions	—	—	1	1	—	—	103	115
Settlements and curtailments	—	—	(42)	(107)	—	—	—	—
Benefits paid	(1,090)	(980)	(108)	(52)	(237)	(239)	(185)	(214)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	—	3
Foreign currency exchange rate changes	n/a	n/a	91	(165)	n/a	n/a	n/a	n/a
Fair value, December 31	$20,275	$18,178	$2,696	$2,461	$2,666	$2,584	$199	$252
Change in projected benefit obligation
Projected benefit obligation, January 1	$14,144	$15,706	$2,589	$2,814	$2,779	$3,047	$928	$1,056
Service cost	—	—	17	19	1	1	5	6
Interest cost	593	563	65	65	113	105	38	36
Plan participant contributions	—	—	1	1	—	—	103	115
Plan amendments	—	—	2	13	—	—	—	—
Settlements and curtailments	—	—	(42)	(107)	—	—	—	—
Actuarial loss (gain)	1,714	(1,145)	288	(29)	263	(135)	99	(73)
Benefits paid	(1,090)	(980)	(108)	(52)	(237)	(239)	(185)	(214)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	—	3
Foreign currency exchange rate changes	n/a	n/a	75	(135)	n/a	n/a	1	(1)
Projected benefit obligation, December 31	$15,361	$14,144	$2,887	$2,589	$2,919	$2,779	$989	$928
Amounts recognized on Consolidated Balance Sheet
Other assets	$4,914	$4,034	$364	$316	$733	$754	$—	$—
Accrued expenses and other liabilities	—	—	(555)	(444)	(986)	(949)	(790)	(676)
Net amount recognized, December 31	$4,914	$4,034	$(191)	$(128)	$(253)	$(195)	$(790)	$(676)
Funded status, December 31
Accumulated benefit obligation	$15,361	$14,144	$2,841	$2,542	$2,919	$2,778	n/a	n/a
Overfunded (unfunded) status of ABO	4,914	4,034	(145)	(81)	(253)	(194)	n/a	n/a
Provision for future salaries	—	—	46	47	—	1	n/a	n/a
Projected benefit obligation	15,361	14,144	2,887	2,589	2,919	2,779	$989	$928
Weighted-average assumptions, December 31
Discount rate	3.32%	4.32%	1.81%	2.60%	3.20%	4.26%	3.27%	4.25%
Rate of compensation increase	n/a	n/a	4.10	4.49	4.00	4.00	n/a	n/a
Interest-crediting rate	5.06	5.18	1.53	1.47	4.52	4.50	n/a	n/a

(1)	The measurement date for all of the above plans was December 31 of each year reported.
n/a = not applicable

139 Bank of America

The Corporation’s estimate of its contributions to be made to the Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans in 2020 is $21 million, $92 million and $15 million, respectively. The Corporation does not expect to make a contribution to the Qualified Pension Plan in 2020. It is the policy of the Corporation to fund no less than the minimum funding amount required by the Employee Retirement Income Security Act of 1974 (ERISA).
Pension Plans with ABO and PBO in excess of plan assets as of December 31, 2019 and 2018 are presented in the table below. For these plans, funding strategies vary due to legal requirements and local practices.

Plans with ABO and PBO in Excess of Plan Assets

	Non-U.S. Pension Plans		Nonqualified and Other Pension Plans
(Dollars in millions)	2019	2018	2019	2018
PBO	$744	$615	$988	$950
ABO	720	605	988	949
Fair value of plan assets	191	173	1	1

Components of Net Periodic Benefit Cost

	Qualified Pension Plan			Non-U.S. Pension Plans
(Dollars in millions)	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost (income)
Service cost	$—	$—	$—	$17	$19	$24
Interest cost	593	563	606	65	65	72
Expected return on plan assets	(1,088)	(1,136)	(1,068)	(99)	(126)	(136)
Amortization of net actuarial loss	135	147	154	6	10	8
Other	—	—	—	4	12	(7)
Net periodic benefit cost (income)	$(360)	$(426)	$(308)	$(7)	$(20)	$(39)
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	4.32%	3.68%	4.16%	2.60%	2.39%	2.56%
Expected return on plan assets	6.00	6.00	6.00	4.13	4.37	4.73
Rate of compensation increase	n/a	n/a	n/a	4.49	4.31	4.51

	Nonqualified and Other Pension Plans			Postretirement Health and Life Plans
(Dollars in millions)	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost (income)
Service cost	$1	$1	$1	$5	$6	$6
Interest cost	113	105	117	38	36	43
Expected return on plan assets	(95)	(84)	(95)	(5)	(6)	—
Amortization of net actuarial loss (gain)	34	43	34	(24)	(27)	(21)
Other	—	—	—	(2)	(3)	4
Net periodic benefit cost (income)	$53	$65	$57	$12	$6	$32
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	4.26%	3.58%	4.01%	4.25%	3.58%	3.99%
Expected return on plan assets	3.73	3.19	3.50	2.00	2.00	n/a
Rate of compensation increase	4.00	4.00	4.00	n/a	n/a	n/a

n/a = not applicable
The asset valuation method used to calculate the expected return on plan assets component of net periodic benefit cost for the Qualified Pension Plan recognizes 60 percent of the prior year’s market gains or losses at the next measurement date with the remaining 40 percent spread equally over the subsequent four years.
Gains and losses for all benefit plans except postretirement health care are recognized in accordance with the standard amortization provisions of the applicable accounting guidance. Net periodic postretirement health and life expense was determined using the “projected unit credit” actuarial method. For the Postretirement Health and Life Plans, 50 percent of the unrecognized gain or loss at the beginning of the year (or at subsequent remeasurement) is recognized on a level basis during the year.

Assumed health care cost trend rates affect the postretirement benefit obligation and benefit cost reported for the Postretirement Health and Life Plans. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the Postretirement Health and Life Plans is 6.50 percent for 2020, reducing in steps to 5.00 percent in 2026 and later years.
The Corporation’s net periodic benefit cost (income) recognized for the plans is sensitive to the discount rate and expected return on plan assets. For the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans, a 25 bp decline in discount rates and expected return on assets would not have had a significant impact on the net periodic benefit cost for 2019.

Bank of America 140

Pretax Amounts included in Accumulated OCI and OCI

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans		Total
(Dollars in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Net actuarial loss (gain)	$3,865	$4,386	$559	$454	$1,008	$912	$48	$(75)	$5,480	$5,677
Prior service cost (credits)	—	—	18	18	—	—	(6)	(9)	12	9
Amounts recognized in accumulated OCI	$3,865	$4,386	$577	$472	$1,008	$912	$42	$(84)	$5,492	$5,686

Current year actuarial loss (gain)	$(385)	$541	$110	$270	$130	$(59)	$99	$(73)	$(46)	$679
Amortization of actuarial gain (loss) and prior service cost	(135)	(147)	(7)	(11)	(34)	(43)	26	30	(150)	(171)
Current year prior service cost (credit)	—	—	2	13	—	—	—	—	2	13
Amounts recognized in OCI	$(520)	$394	$105	$272	$96	$(102)	$125	$(43)	$(194)	$521

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
The assets of the Non-U.S. Pension Plans are primarily attributable to a U.K. pension plan. This U.K. pension plan’s assets are invested prudently so that the benefits promised to members are provided with consideration given to the nature and the duration of the plans' liabilities. The selected asset allocation strategy is designed to achieve a higher return than the lowest risk strategy.
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
The target allocations for 2020 by asset category for the Qualified Pension Plan, Non-U.S. Pension Plans, and Nonqualified and Other Pension Plans are presented in the following table. Equity securities for the Qualified Pension Plan include common stock of the Corporation in the amounts of $315 million (1.55 percent of total plan assets) and $221 million (1.22 percent of total plan assets) at December 31, 2019 and 2018.

2020 Target Allocation

Percentage
Asset Category	Qualified Pension Plan	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans
Equity securities	15 - 50%	5 - 30%	0 - 5%
Debt securities	45 - 80%	40 - 70%	95 - 100%
Real estate	0 - 10%	0 - 15%	0 - 5%
Other	0 - 5%	10 - 40%	0 - 5%

Fair Value Measurements
For more information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by the Corporation, see Note 1 – Summary of Significant Accounting Principles and Note 21 – Fair Value Measurements. Combined plan investment assets measured at fair value by level and in total at December 31, 2019 and 2018 are summarized in the Fair Value Measurements table.

141 Bank of America

Fair Value Measurements

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(Dollars in millions)	December 31, 2019				December 31, 2018
Cash and short-term investments
Money market and interest-bearing cash	$1,426	$—	$—	$1,426	$1,530	$—	$—	$1,530
Cash and cash equivalent commingled/mutual funds	—	250	—	250	—	644	—	644
Fixed income
U.S. government and agency securities	4,403	890	8	5,301	3,637	805	9	4,451
Corporate debt securities	—	3,676	—	3,676	—	2,852	—	2,852
Asset-backed securities	—	2,684	—	2,684	—	2,119	—	2,119
Non-U.S. debt securities	748	1,015	—	1,763	539	961	—	1,500
Fixed income commingled/mutual funds	804	1,439	—	2,243	933	1,177	—	2,110
Equity
Common and preferred equity securities	4,655	—	—	4,655	4,414	—	—	4,414
Equity commingled/mutual funds	147	1,355	—	1,502	288	1,275	—	1,563
Public real estate investment trusts	91	—	—	91	104	—	—	104
Real estate
Private real estate	—	—	—	—	—	—	5	5
Real estate commingled/mutual funds	—	18	927	945	—	13	885	898
Limited partnerships	—	173	90	263	—	158	82	240
Other investments (1)	11	390	636	1,037	93	364	588	1,045
Total plan investment assets, at fair value	$12,285	$11,890	$1,661	$25,836	$11,538	$10,368	$1,569	$23,475

(1)
Other investments include commodity and balanced funds of $233 million and $305 million, insurance annuity contracts of $614 million and $562 million and other various investments of $190 million and $178 million at December 31, 2019 and 2018.

The Level 3 Fair Value Measurements table presents a reconciliation of all plan investment assets measured at fair value using significant unobservable inputs (Level 3) during 2019, 2018 and 2017.

Level 3 Fair Value Measurements

	Balance January 1	Actual Return on Plan Assets Still Held at the Reporting Date	Purchases, Sales and Settlements	Balance December 31
(Dollars in millions)	2019
Fixed income
U.S. government and agency securities	$9	$—	$(1)	$8
Real estate
Private real estate	5	—	(5)	—
Real estate commingled/mutual funds	885	33	9	927
Limited partnerships	82	—	8	90
Other investments	588	6	42	636
Total	$1,569	$39	$53	$1,661

	2018
Fixed income
U.S. government and agency securities	$9	$—	$—	$9
Real estate
Private real estate	93	(7)	(81)	5
Real estate commingled/mutual funds	831	52	2	885
Limited partnerships	85	(12)	9	82
Other investments	74	—	514	588
Total	$1,092	$33	$444	$1,569

	2017
Fixed income
U.S. government and agency securities	$10	$—	$(1)	$9
Real estate
Private real estate	150	8	(65)	93
Real estate commingled/mutual funds	748	63	20	831
Limited partnerships	38	14	33	85
Other investments	83	5	(14)	74
Total	$1,029	$90	$(27)	$1,092

Bank of America 142

Projected Benefit Payments
Benefit payments projected to be made from the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans are presented in the table below.

Projected Benefit Payments

(Dollars in millions)	Qualified Pension Plan (1)	Non-U.S. Pension Plans (2)	Nonqualified and Other Pension Plans (2)	Postretirement Health and Life Plans (3)
2020	$917	$108	$242	$83
2021	926	107	245	80
2022	927	110	232	77
2023	917	116	230	74
2024	924	126	223	72
2025 - 2029	4,409	594	1,011	313

(1)	Benefit payments expected to be made from the plan’s assets.

(2)	Benefit payments expected to be made from a combination of the plans’ and the Corporation’s assets.

(3)	Benefit payments (net of retiree contributions) expected to be made from a combination of the plans’ and the Corporation’s assets.
Defined Contribution Plans
The Corporation maintains qualified and non-qualified defined contribution retirement plans. The Corporation recorded expense of $1.0 billion in each of 2019, 2018 and 2017 related to the qualified defined contribution plans. At December 31, 2019 and 2018, 189 million and 212 million shares of the Corporation’s common stock were held by these plans. Payments to the plans for dividends on common stock were $133 million, $115 million and $86 million in 2019, 2018 and 2017, respectively.
Certain non-U.S. employees are covered under defined contribution pension plans that are separately administered in accordance with local laws.
NOTE 19 Stock-based Compensation Plans
The Corporation administers a number of equity compensation plans, with awards being granted predominantly from the Bank of America Key Employee Equity Plan (KEEP). On April 24, 2019, Bank of America's shareholders approved an amendment to the KEEP to increase the number of shares available for grant by 150 million. Subsequent to this amendment, 600 million shares of the Corporation’s common stock are authorized to be used for grants of awards.
During 2019 and 2018, the Corporation granted 94 million and 71 million RSU awards to certain employees under the KEEP. These RSUs were authorized to settle predominantly in shares of common stock of the Corporation. Certain RSUs will be settled in cash or contain settlement provisions that subject these awards to variable accounting whereby compensation expense is adjusted to fair value based on changes in the share price of the Corporation’s common stock up to the settlement date. Of the RSUs granted in 2019 and 2018, 71 million and 63 million will vest predominantly over three years with most vesting occurring in one-third increments on each of the first three anniversaries of the grant date provided that the employee remains continuously employed with the Corporation during that time, and will be expensed ratably over the vesting period, net of estimated forfeitures, for non-retirement eligible employees based on the grant-date fair value of the shares. For RSUs granted to employees who are retirement eligible, the awards are deemed authorized as of the beginning of the year preceding the grant date when the incentive award plans are generally approved. As a result, the estimated value is expensed ratably over the year preceding the grant date. Additionally, 23 million and eight million of the RSUs granted in 2019 and 2018 will vest predominantly over four years with most vesting occurring in one-fourth increments on each of the first four anniversaries of the grant date provided that the employee remains continuously employed with the Corporation during that time, and will be expensed ratably over the vesting period, net of estimated forfeitures, based on the grant-date fair value of the shares.
The compensation cost for the stock-based plans was $2.1 billion, $1.8 billion and $2.2 billion and the related income tax benefit was $511 million, $433 million and $829 million for 2019, 2018 and 2017, respectively.
Restricted Stock/Units
The table below presents the status at December 31, 2019 of the share-settled restricted stock/units and changes during 2019.

Stock-settled Restricted Stock/Units

	Shares/Units	Weighted- average Grant Date Fair Value
Outstanding at January 1, 2019	165,621,246	$23.22
Granted	91,164,482	27.72
Vested	(92,215,549)	19.30
Canceled	(6,660,864)	27.49
Outstanding at December 31, 2019	157,909,315	27.93
The table below presents the status at December 31, 2019 of the cash-settled RSUs and changes during 2019.

Cash-settled Restricted Units

Units
Outstanding at January 1, 2019	2,609,122
Granted	2,455,177
Vested	(3,006,707)
Canceled	(93,170)
Outstanding at December 31, 2019	1,964,422

At December 31, 2019, there was an estimated $1.6 billion of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to four years, with a weighted-average period of 2.2 years. The total fair value of restricted stock vested in 2019, 2018 and 2017 was $2.6 billion, $2.3 billion and $1.3 billion, respectively. In 2019, 2018 and 2017, the amount of cash paid to settle equity-based awards for all equity compensation plans was $84 million, $1.3 billion and $1.9 billion, respectively.

143 Bank of America

NOTE 20 Income Taxes
The components of income tax expense for 2019, 2018 and 2017 are presented in the table below.

Income Tax Expense

(Dollars in millions)	2019	2018	2017
Current income tax expense
U.S. federal	$1,136	$816	$1,310
U.S. state and local	901	1,377	557
Non-U.S.	852	1,203	939
Total current expense	2,889	3,396	2,806
Deferred income tax expense
U.S. federal	2,001	2,579	7,238
U.S. state and local	223	240	835
Non-U.S.	211	222	102
Total deferred expense	2,435	3,041	8,175
Total income tax expense	$5,324	$6,437	$10,981

Total income tax expense does not reflect the tax effects of items that are included in OCI each period. For more information, see Note 15 – Accumulated Other Comprehensive Income (Loss). Other tax effects included in OCI each period resulted in an expense of $1.9 billion in 2019 and a benefit of $1.2 billion in both 2018 and 2017.

Income tax expense for 2019, 2018 and 2017 varied from the amount computed by applying the statutory income tax rate to income before income taxes. The Corporation’s federal statutory tax rate was 21 percent for 2019 and 2018, and 35 percent for 2017. A reconciliation of the expected U.S. federal income tax expense, calculated by applying the federal statutory tax rate, to the Corporation’s actual income tax expense, and the effective tax rates for 2019, 2018 and 2017 are presented in the table below.
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

Reconciliation of Income Tax Expense

	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in millions)	2019		2018		2017
Expected U.S. federal income tax expense	$6,878	21.0%	$7,263	21.0%	$10,225	35.0%
Increase (decrease) in taxes resulting from:
State tax expense, net of federal benefit	1,283	3.9	1,367	4.0	881	3.0
Affordable housing/energy/other credits	(2,365)	(7.2)	(1,888)	(5.5)	(1,406)	(4.8)
Changes in prior-period UTBs, including interest	(613)	(1.9)	144	0.4	133	0.5
Tax-exempt income, including dividends	(433)	(1.3)	(413)	(1.2)	(672)	(2.3)
Stock-based compensation	(225)	(0.7)	(257)	(0.7)	(236)	(0.8)
Rate differential on non-U.S. earnings	504	1.5	98	0.3	(272)	(0.9)
Nondeductible expenses	290	0.9	302	0.9	97	0.3
Tax law changes	—	—	—	—	2,281	7.8
Other	5	0.1	(179)	(0.6)	(50)	(0.2)
Total income tax expense	$5,324	16.3%	$6,437	18.6%	$10,981	37.6%

The reconciliation of the beginning unrecognized tax benefits (UTB) balance to the ending balance is presented in the following table.

Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	2019	2018	2017
Balance, January 1	$2,197	$1,773	$875
Increases related to positions taken during the current year	238	395	292
Increases related to positions taken during prior years (1)	401	406	750
Decreases related to positions taken during prior years (1)	(1,102)	(371)	(122)
Settlements	(541)	(6)	(17)
Expiration of statute of limitations	(18)	—	(5)
Balance, December 31	$1,175	$2,197	$1,773

(1)
The sum of the positions taken during prior years differs from the $(613) million, $144 million and $133 million in the Reconciliation of Income Tax Expense table due to temporary items, state items and jurisdictional offsets, as well as the inclusion of interest in the Reconciliation of Income Tax Expense table.

At December 31, 2019, 2018 and 2017, the balance of the Corporation’s UTBs which would, if recognized, affect the Corporation’s effective tax rate was $814 million, $1.6 billion and $1.2 billion, respectively. Included in the UTB balance are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction and the portion of gross non-U.S. UTBs that would be offset by tax reductions in other jurisdictions.
It is reasonably possible that the UTB balance may decrease by as much as $64 million during the next 12 months, since resolved items will be removed from the balance whether their resolution results in payment or recognition.
The Corporation recognized an interest benefit of $19 million in 2019 and interest expense of $43 million and $1 million in 2018 and 2017. At December 31, 2019 and 2018, the Corporation’s accrual for interest and penalties that related to income taxes, net of taxes and remittances, was $147 million and $218 million.
The Corporation files income tax returns in more than 100 state and non-U.S. jurisdictions each year. The IRS and other tax authorities in countries and states in which the Corporation has

Bank of America 144

significant business operations examine tax returns periodically (continuously in some jurisdictions). The following table summarizes the status of examinations by major jurisdiction for the Corporation and various subsidiaries at December 31, 2019.

Tax Examination Status

	Years under Examination (1)	Status at December 31 2019
United States	2017-2018	To begin in 2020
California	2012-2017	Field examination
New York	2016-2018	Field examination
United Kingdom	2018	Field examination

(1)	All tax years subsequent to the years shown remain subject to examination.
Significant components of the Corporation’s net deferred tax assets and liabilities at December 31, 2019 and 2018 are presented in the following table.

Deferred Tax Assets and Liabilities

	December 31
(Dollars in millions)	2019	2018
Deferred tax assets
Net operating loss carryforwards	$7,417	$7,993
Allowance for credit losses	2,354	2,400
Lease liability	2,321	—
Security, loan and debt valuations	1,860	1,818
Accrued expenses	1,719	1,875
Employee compensation and retirement benefits	1,622	1,564
Credit carryforwards	183	623
Available-for-sale securities	—	1,854
Other	1,203	1,037
Gross deferred tax assets	18,679	19,164
Valuation allowance	(1,989)	(1,569)
Total deferred tax assets, net of valuation allowance	16,690	17,595

Deferred tax liabilities
Equipment lease financing	2,933	2,684
Right-to-use asset	2,246	—
Tax credit investments	1,577	940
Fixed assets	1,505	1,104
Available-for-sale securities	100	—
Other	1,885	2,126
Gross deferred tax liabilities	10,246	6,854
Net deferred tax assets	$6,444	$10,741
The table below summarizes the deferred tax assets and related valuation allowances recognized for the net operating loss (NOL) and tax credit carryforwards at December 31, 2019.

Net Operating Loss and Tax Credit Carryforward Deferred Tax Assets

(Dollars in millions)	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset	First Year Expiring
Net operating losses - U.S.	$312	$—	$312	After 2028
Net operating losses - U.K. (1)	5,276	—	5,276	None
Net operating losses - other non-U.S.	493	(423)	70	Various
Net operating losses - U.S. states (2)	1,336	(580)	756	Various
Foreign tax credits	183	(183)	—	2028

(1)	Represents U.K. broker-dealer net operating losses that may be carried forward indefinitely.

(2)	The net operating losses and related valuation allowances for U.S. states before considering the benefit of federal deductions were $1.7 billion and $734 million.

Management concluded that no valuation allowance was necessary to reduce the deferred tax assets related to the U.K. NOL carryforwards and U.S. federal and certain state NOL carryforwards since estimated future taxable income will be sufficient to utilize these assets prior to their expiration. The majority of the Corporation’s U.K. net deferred tax assets, which consist primarily of NOLs, are expected to be realized by certain subsidiaries over an extended number of years. Management’s conclusion is supported by financial results, profit forecasts for the relevant entities and the indefinite period to carry forward NOLs. However, a material change in those estimates could lead management to reassess such valuation allowance conclusions.
At December 31, 2019, U.S. federal income taxes had not been provided on approximately $5.0 billion of temporary differences associated with investments in non-U.S. subsidiaries that are essentially permanent in duration. If the Corporation were to record the associated deferred tax liability, the amount would be approximately $1.0 billion.
NOTE 21 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards that require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. The Corporation categorizes its financial instruments into three levels based on the established fair value hierarchy and conducts a review of fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. For more information regarding the fair value hierarchy and how the Corporation measures fair value, see Note 1 – Summary of Significant Accounting Principles. The Corporation accounts for certain financial instruments under the fair value option. For more information, see Note 22 – Fair Value Option.
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
During 2019, there were no significant changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
Trading Account Assets and Liabilities and Debt Securities
The fair values of trading account assets and liabilities are primarily based on actively traded markets where prices are based on either direct market quotes or observed transactions. The fair values of debt securities are generally based on quoted market prices or market prices for similar assets. Liquidity is a significant factor in the determination of the fair values of trading account assets and liabilities and debt securities. Market price quotes may not be readily available for some positions such as positions within a market sector where trading activity has slowed significantly or ceased. Some of these instruments are valued using a discounted

145 Bank of America

cash flow model, which estimates the fair value of the securities using internal credit risk, and interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and prepayment rates. Principal and interest cash flows are discounted using an observable discount rate for similar instruments with adjustments that management believes a market participant would consider in determining fair value for the specific security. Other instruments are valued using a net asset value approach which considers the value of the underlying securities. Underlying assets are valued using external pricing services, where available, or matrix pricing based on the vintages and ratings. Situations of illiquidity generally are triggered by the market’s perception of credit uncertainty regarding a single company or a specific market sector. In these instances, fair value is determined based on limited available market information and other factors, principally from reviewing the issuer’s financial statements and changes in credit ratings made by one or more rating agencies.
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
Mortgage Servicing Rights
The fair values of MSRs are primarily determined using an option-adjusted spread valuation approach, which factors in prepayment risk to determine the fair value of MSRs. This approach consists of projecting servicing cash flows under multiple interest rate scenarios and discounting these cash flows using risk-adjusted discount rates.
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
Short-term Borrowings and Long-term Debt
The Corporation issues structured liabilities that have coupons or repayment terms linked to the performance of debt or equity securities, interest rates, indices, currencies or commodities. The fair values of these structured liabilities are estimated using quantitative models for the combined derivative and debt portions of the notes. These models incorporate observable and, in some instances, unobservable inputs including security prices, interest rate yield curves, option volatility, currency, commodity or equity rates and correlations among these inputs. The Corporation also considers the impact of its own credit spread in determining the discount rate used to value these liabilities. The credit spread is determined by reference to observable spreads in the secondary bond market.
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

Bank of America 146

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at December 31, 2019 and 2018, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

	December 31, 2019
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$1,000	$—	$—	$—	$1,000
Federal funds sold and securities borrowed or purchased under agreements to resell	—	50,364	—	—	50,364
Trading account assets:
U.S. Treasury and agency securities (2)	49,517	4,157	—	—	53,674
Corporate securities, trading loans and other	—	25,226	1,507	—	26,733
Equity securities	53,597	32,619	239	—	86,455
Non-U.S. sovereign debt	3,965	23,854	482	—	28,301
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed (2)	—	24,324	—	—	24,324
Mortgage trading loans, ABS and other MBS	—	8,786	1,553	—	10,339
Total trading account assets (3)	107,079	118,966	3,781	—	229,826
Derivative assets	14,079	328,442	2,226	(304,262)	40,485
AFS debt securities:
U.S. Treasury and agency securities	67,332	1,196	—	—	68,528
Mortgage-backed securities:
Agency	—	122,528	—	—	122,528
Agency-collateralized mortgage obligations	—	4,641	—	—	4,641
Non-agency residential	—	653	424	—	1,077
Commercial	—	15,021	—	—	15,021
Non-U.S. securities	—	11,989	2	—	11,991
Other taxable securities	—	3,876	65	—	3,941
Tax-exempt securities	—	17,804	108	—	17,912
Total AFS debt securities	67,332	177,708	599	—	245,639
Other debt securities carried at fair value:
U.S. Treasury and agency securities	3	—	—	—	3
Agency MBS	—	3,003	—	—	3,003
Non-agency residential MBS	—	1,035	299	—	1,334
Non-U.S. and other securities	400	6,088	—	—	6,488
Total other debt securities carried at fair value	403	10,126	299	—	10,828
Loans and leases	—	7,642	693	—	8,335
Loans held-for-sale	—	3,334	375	—	3,709
Other assets (4)	11,782	1,376	2,360	—	15,518
Total assets (5)	$201,675	$697,958	$10,333	$(304,262)	$605,704
Liabilities
Interest-bearing deposits in U.S. offices	$—	$508	$—	$—	$508
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	16,008	—	—	16,008
Trading account liabilities:
U.S. Treasury and agency securities	13,140	282	—	—	13,422
Equity securities	38,148	4,144	2	—	42,294
Non-U.S. sovereign debt	10,751	11,310	—	—	22,061
Corporate securities and other	—	5,478	15	—	5,493
Total trading account liabilities	62,039	21,214	17	—	83,270
Derivative liabilities	11,904	320,479	4,764	(298,918)	38,229
Short-term borrowings	—	3,941	—	—	3,941
Accrued expenses and other liabilities	13,927	1,507	—	—	15,434
Long-term debt	—	33,826	1,149	—	34,975
Total liabilities (5)	$87,870	$397,483	$5,930	$(298,918)	$192,365

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $26.7 billion of GSE obligations.

(3)
Includes securities with a fair value of $14.7 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet.

(4)	Includes MSRs of $1.5 billion which are classified as Level 3 assets.

(5)	Total recurring Level 3 assets were 0.42 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.27 percent of total consolidated liabilities.

147 Bank of America

	December 31, 2018
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$1,214	$—	$—	$—	$1,214
Federal funds sold and securities borrowed or purchased under agreements to resell	—	56,399	—	—	56,399
Trading account assets:
U.S. Treasury and agency securities (2)	53,131	1,593	—	—	54,724
Corporate securities, trading loans and other	—	24,630	1,558	—	26,188
Equity securities	53,840	23,163	276	—	77,279
Non-U.S. sovereign debt	5,818	19,210	465	—	25,493
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed (2)	—	19,586	—	—	19,586
Mortgage trading loans, ABS and other MBS	—	9,443	1,635	—	11,078
Total trading account assets (3)	112,789	97,625	3,934	—	214,348
Derivative assets	9,967	315,413	3,466	(285,121)	43,725
AFS debt securities:
U.S. Treasury and agency securities	53,663	1,260	—	—	54,923
Mortgage-backed securities:
Agency	—	121,826	—	—	121,826
Agency-collateralized mortgage obligations	—	5,530	—	—	5,530
Non-agency residential	—	1,320	597	—	1,917
Commercial	—	14,078	—	—	14,078
Non-U.S. securities	—	9,304	2	—	9,306
Other taxable securities	—	4,403	7	—	4,410
Tax-exempt securities	—	17,376	—	—	17,376
Total AFS debt securities	53,663	175,097	606	—	229,366
Other debt securities carried at fair value:
U.S. Treasury and agency securities	1,282	—	—	—	1,282
Non-agency residential MBS	—	1,434	172	—	1,606
Non-U.S. and other securities	490	5,357	—	—	5,847
Total other debt securities carried at fair value	1,772	6,791	172	—	8,735
Loans and leases	—	4,011	338	—	4,349
Loans held-for-sale	—	2,400	542	—	2,942
Other assets (4)	15,032	1,775	2,932	—	19,739
Total assets (5)	$194,437	$659,511	$11,990	$(285,121)	$580,817
Liabilities
Interest-bearing deposits in U.S. offices	$—	$492	$—	$—	$492
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	28,875	—	—	28,875
Trading account liabilities:
U.S. Treasury and agency securities	7,894	761	—	—	8,655
Equity securities	33,739	4,070	—	—	37,809
Non-U.S. sovereign debt	7,452	9,182	—	—	16,634
Corporate securities and other	—	5,104	18	—	5,122
Total trading account liabilities	49,085	19,117	18	—	68,220
Derivative liabilities	9,931	303,441	4,401	(279,882)	37,891
Short-term borrowings	—	1,648	—	—	1,648
Accrued expenses and other liabilities	18,096	1,979	—	—	20,075
Long-term debt	—	26,872	817	—	27,689
Total liabilities (5)	$77,112	$382,424	$5,236	$(279,882)	$184,890

(1)	Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.

(2)	Includes $20.2 billion of GSE obligations.

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

Bank of America 148

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2019, 2018 and 2017, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Year Ended December 31, 2019
Trading account assets:
Corporate securities, trading loans and other	$1,558	$105	$—	$534	$(390)	$18	$(578)	$699	$(439)	$1,507	$29
Equity securities	276	(12)	—	38	(87)	—	(9)	79	(46)	239	(18)
Non-U.S. sovereign debt	465	46	(12)	1	—	—	(51)	39	(6)	482	47
Mortgage trading loans, ABS and other MBS	1,635	99	(2)	662	(899)	—	(175)	738	(505)	1,553	26
Total trading account assets	3,934	238	(14)	1,235	(1,376)	18	(813)	1,555	(996)	3,781	84
Net derivative assets (liabilities) (4,5)	(935)	(37)	—	298	(837)	—	(97)	147	(1,077)	(2,538)	228
AFS debt securities:
Non-agency residential MBS	597	13	64	—	(73)	—	(40)	206	(343)	424	—
Non-U.S. securities	2	—	—	—	—	—	—	—	—	2	—
Other taxable securities	7	2	—	—	—	—	(5)	61	—	65	—
Tax-exempt securities	—	—	—	—	—	—	—	108	—	108	—
Total AFS debt securities	606	15	64	—	(73)	—	(45)	375	(343)	599	—
Other debt securities carried at fair value – Non-agency residential MBS	172	36	—	—	—	—	(17)	155	(47)	299	38
Loans and leases (6,7)	338	—	—	230	(35)	217	(57)	—	—	693	(1)
Loans held-for-sale (6,7)	542	48	(6)	12	(71)	36	(245)	59	—	375	22
Other assets (7)	2,932	(81)	19	—	(10)	179	(683)	5	(1)	2,360	(267)
Trading account liabilities – Equity securities	—	(2)	—	—	—	—	—	—	—	(2)	(2)
Trading account liabilities – Corporate securities and other	(18)	8	—	(1)	(3)	(1)	—	—	—	(15)	—
Long-term debt (5,6)	(817)	(59)	(64)	—	—	(40)	180	(350)	1	(1,149)	(55)

Year Ended December 31, 2018
Trading account assets:
Corporate securities, trading loans and other	$1,864	$(32)	$(1)	$436	$(403)	$5	$(568)	$804	$(547)	$1,558	$(117)
Equity securities	235	(17)	—	44	(11)	—	(4)	78	(49)	276	(22)
Non-U.S. sovereign debt	556	47	(44)	13	(57)	—	(30)	117	(137)	465	48
Mortgage trading loans, ABS and other MBS	1,498	148	3	585	(910)	—	(158)	705	(236)	1,635	97
Total trading account assets	4,153	146	(42)	1,078	(1,381)	5	(760)	1,704	(969)	3,934	6
Net derivative assets (liabilities) (4)	(1,714)	106	—	531	(1,179)	—	778	39	504	(935)	(116)
AFS debt securities:
Non-agency residential MBS	—	27	(33)	—	(71)	—	(25)	774	(75)	597	—
Non-U.S. securities	25	—	(1)	—	(10)	—	(15)	3	—	2	—
Other taxable securities	509	1	(3)	—	(23)	—	(11)	60	(526)	7	—
Tax-exempt securities	469	—	—	—	—	—	(1)	1	(469)	—	—
Total AFS debt securities (8)	1,003	28	(37)	—	(104)	—	(52)	838	(1,070)	606	—
Other debt securities carried at fair value – Non-agency residential MBS	—	(18)	—	—	(8)	—	(34)	365	(133)	172	(18)
Loans and leases (6,7)	571	(16)	—	—	(134)	—	(83)	—	—	338	(9)
Loans held-for-sale (6)	690	44	(26)	71	—	1	(201)	23	(60)	542	31
Other assets (7,8)	2,425	414	(38)	2	(69)	96	(792)	929	(35)	2,932	149
Trading account liabilities – Corporate securities and other	(24)	11	—	9	(12)	(2)	—	—	—	(18)	(7)
Accrued expenses and other liabilities (6)	(8)	—	—	—	—	—	8	—	—	—	—
Long-term debt (6)	(1,863)	103	4	9	—	(141)	486	(262)	847	(817)	95

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)
Includes gains (losses) reported in earnings in the following income statement line items: Trading account assets/liabilities - predominantly market making and similar activities; Net derivative assets (liabilities) - market making and similar activities and other income; Other debt securities carried at fair value - other income; Loans and leases - predominantly other income; Loans held-for-sale - other income; Other assets - primarily other income related to MSRs; Long-term debt - primarily market making and similar activities.

(3)
Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized gains (losses) of $3 million and $(105) million related to financial instruments still held at December 31, 2019 and 2018.

(4)	Net derivative assets (liabilities) include derivative assets of $2.2 billion and $3.5 billion and derivative liabilities of $4.8 billion and $4.4 billion at December 31, 2019 and 2018.

(5)
Transfers into long-term debt include a $1.4 billion transfer in of Level 3 derivative assets to reflect the Corporation's change to present bifurcated embedded derivatives with their respective host instruments.

(6)	Amounts represent instruments that are accounted for under the fair value option.

(7)	Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.

(8)	Transfers out of AFS debt securities and into other assets primarily relate to the reclassification of certain securities.

149 Bank of America

Level 3 – Fair Value Measurements (1)

(Dollars in millions)	Balance January 1	Total Realized/Unrealized Gains/(Losses) in Net Income (2)	Gains/ (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31	Change in Unrealized Gains/(Losses) in Net Income Related to Financial Instruments Still Held (2)
				Purchases	Sales	Issuances	Settlements
Year Ended December 31, 2017
Trading account assets:
Corporate securities, trading loans and other	$2,777	$229	$—	$547	$(702)	$5	$(666)	$728	$(1,054)	$1,864	$2
Equity securities	281	18	—	55	(70)	—	(10)	146	(185)	235	(1)
Non-U.S. sovereign debt	510	74	(8)	53	(59)	—	(73)	72	(13)	556	70
Mortgage trading loans, ABS and other MBS	1,211	165	(2)	1,210	(990)	—	(233)	218	(81)	1,498	72
Total trading account assets	4,779	486	(10)	1,865	(1,821)	5	(982)	1,164	(1,333)	4,153	143
Net derivative assets (liabilities) (4)	(1,313)	(984)	—	664	(979)	—	949	48	(99)	(1,714)	(409)
AFS debt securities:
Non-U.S. securities	229	2	16	49	—	—	(271)	—	—	25	—
Other taxable securities	594	4	8	5	—	—	(42)	34	(94)	509	—
Tax-exempt securities	542	1	3	14	(70)	—	(11)	35	(45)	469	—
Total AFS debt securities	1,365	7	27	68	(70)	—	(324)	69	(139)	1,003	—
Other debt securities carried at fair value – Non-agency residential MBS	25	(1)	—	—	(21)	—	(3)	—	—	—	—
Loans and leases (5)	720	15	—	3	(34)	—	(126)	—	(7)	571	11
Loans held-for-sale (5,6)	656	100	(3)	3	(189)	—	(346)	501	(32)	690	14
Other assets (6)	2,986	144	(57)	2	(214)	258	(758)	64	—	2,425	(226)
Federal funds purchased and securities loaned or sold under agreements to repurchase (5)	(359)	(5)	—	—	—	(12)	171	(58)	263	—	—
Trading account liabilities – Corporate securities and other	(27)	14	—	8	(17)	(2)	—	—	—	(24)	2
Accrued expenses and other liabilities (5)	(9)	—	—	—	—	—	1	—	—	(8)	—
Long-term debt (5)	(1,514)	(135)	(31)	84	—	(288)	514	(711)	218	(1,863)	(196)

(1)	Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.

(2)
Includes gains (losses) reported in earnings in the following income statement line items: Trading account assets/liabilities - market making and similar activities; Net derivative assets (liabilities) - primarily market making and similar activities and other income; Other debt securities carried at fair value - other income; Loans and leases - other income; Loans held-for-sale - other income; Other assets - primarily other income related to MSRs; Long-term debt - predominantly market making and similar activities.

(3)
Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option.

(4)	Net derivative assets (liabilities) include derivative assets of $4.1 billion and derivative liabilities of $5.8 billion.

(5)	Amounts represent instruments that are accounted for under the fair value option.

(6)	Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.

Bank of America 150

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at December 31, 2019 and 2018.

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$1,407	Discounted cash flow, Market comparables	Yield	0% to 25%	6%
Trading account assets – Mortgage trading loans, ABS and other MBS	332		Prepayment speed	1% to 27% CPR	17% CPR
Loans and leases	281		Default rate	0% to 3% CDR	1% CDR
Loans held-for-sale	4		Loss severity	0% to 47%	14%
AFS debt securities, primarily non-agency residential	491		Price	$0 to $160	$94
Other debt securities carried at fair value - Non-agency residential	299
Instruments backed by commercial real estate assets	$303	Discounted cash flow	Yield	0% to 30%	14%
Trading account assets – Corporate securities, trading loans and other	201		Price	$0 to $100	$55
Trading account assets – Mortgage trading loans, ABS and other MBS	85
Loans held-for-sale	17
Commercial loans, debt securities and other	$3,798	Discounted cash flow, Market comparables	Yield	1% to 20%	6%
Trading account assets – Corporate securities, trading loans and other	1,306		Prepayment speed	10% to 20%	13%
Trading account assets – Non-U.S. sovereign debt	482		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, ABS and other MBS	1,136		Loss severity	35% to 40%	38%
AFS debt securities – Other taxable securities	108		Price	$0 to $142	$72
Loans and leases	412		Long-dated equity volatilities	35%	n/a
Loans held-for-sale	354
Other assets, primarily auction rate securities	$815	Discounted cash flow, Market comparables	Price	$10 to $100	$96

MSRs	$1,545	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 14 years	5 years
			Weighted-average life, variable rate (5)	0 to 9 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	11%
Structured liabilities
Long-term debt	$(1,149)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Yield	2% to 6%	5%
			Equity correlation	9% to 100%	63%
			Long-dated equity volatilities	4% to 101%	32%
			Price	$0 to $116	$74
			Natural gas forward price	$1/MMBtu to $5/MMBtu	$3/MMBtu
Net derivative assets (liabilities)
Credit derivatives	$13	Discounted cash flow, Stochastic recovery correlation model	Yield	5%	n/a
			Upfront points	0 to 100 points	63 points
			Prepayment speed	15% to 100% CPR	22% CPR
			Default rate	1% to 4% CDR	2% CDR
			Loss severity	35%	n/a
			Price	$0 to $104	$73
Equity derivatives	$(1,081)	Industry standard derivative pricing (3)	Equity correlation	9% to 100%	63%
			Long-dated equity volatilities	4% to 101%	32%
Commodity derivatives	$(1,357)	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$1/MMBtu to $5/MMBtu	$3/MMBtu
			Correlation	30% to 69%	68%
			Volatilities	14% to 54%	27%
Interest rate derivatives	$(113)	Industry standard derivative pricing (4)	Correlation (IR/IR)	15% to 94%	52%
			Correlation (FX/IR)	0% to 46%	2%
			Long-dated inflation rates	-23% to 56%	16%
			Long-dated inflation volatilities	0% to 1%	1%
Total net derivative assets (liabilities)	$(2,538)

(1)	For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.

(2)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 147: Trading account assets – Corporate securities, trading loans and other of $1.5 billion, Trading account assets – Non-U.S. sovereign debt of $482 million, Trading account assets – Mortgage trading loans, ABS and other MBS of $1.6 billion, AFS debt securities of $599 million, Other debt securities carried at fair value - Non-agency residential of $299 million, Other assets, including MSRs, of $2.4 billion, Loans and leases of $693 million and LHFS of $375 million.

(3)	Includes models such as Monte Carlo simulation and Black-Scholes.

(4)	Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.

(5)	The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable

151 Bank of America

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2018

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$1,536	Discounted cash flow, Market comparables	Yield	0% to 25%	8%
Trading account assets – Mortgage trading loans, ABS and other MBS	419		Prepayment speed	0% to 21% CPR	12% CPR
Loans and leases	338		Default rate	0% to 3% CDR	1% CDR
Loans held-for-sale	1		Loss severity	0% to 51%	17%
AFS debt securities, primarily non-agency residential	606		Price	$0 to $128	$72
Other debt securities carried at fair value - Non-agency residential	172
Instruments backed by commercial real estate assets	$291	Discounted cash flow	Yield	0% to 25%	7%
Trading account assets – Corporate securities, trading loans and other	200		Price	$0 to $100	$79
Trading account assets – Mortgage trading loans, ABS and other MBS	91
Commercial loans, debt securities and other	$3,489	Discounted cash flow, Market comparables	Yield	1% to 18%	13%
Trading account assets – Corporate securities, trading loans and other	1,358		Prepayment speed	10% to 20%	15%
Trading account assets – Non-U.S. sovereign debt	465		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, ABS and other MBS	1,125		Loss severity	35% to 40%	38%
Loans held-for-sale	541		Price	$0 to $141	$68
Other assets, primarily auction rate securities	$890	Discounted cash flow, Market comparables	Price	$10 to $100	$95

MSRs	$2,042	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 14 years	5 years
			Weighted-average life, variable rate (5)	0 to 10 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(817)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Equity correlation	11% to 100%	67%
			Long-dated equity volatilities	4% to 84%	32%
			Yield	7% to 18%	16%
			Price	$0 to $100	$72
Net derivative assets (liabilities)
Credit derivatives	$(565)	Discounted cash flow, Stochastic recovery correlation model	Yield	0% to 5%	4%
			Upfront points	0 points to 100 points	70 points
			Credit correlation	70%	n/a
			Prepayment speed	15% to 20% CPR	15% CPR
			Default rate	1% to 4% CDR	2% CDR
			Loss severity	35%	n/a
			Price	$0 to $138	$93
Equity derivatives	$(348)	Industry standard derivative pricing (3)	Equity correlation	11% to 100%	67%
			Long-dated equity volatilities	4% to 84%	32%
Commodity derivatives	$10	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$1/MMBtu to $12/MMBtu	$3/MMBtu
			Correlation	38% to 87%	71%
			Volatilities	15% to 132%	38%
Interest rate derivatives	$(32)	Industry standard derivative pricing (4)	Correlation (IR/IR)	15% to 70%	61%
			Correlation (FX/IR)	0% to 46%	1%
			Long-dated inflation rates	-20% to 38%	2%
			Long-dated inflation volatilities	0% to 1%	1%
Total net derivative assets (liabilities)	$(935)

(1)	For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.

(2)
The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 148: Trading account assets – Corporate securities, trading loans and other of $1.6 billion, Trading account assets – Non-U.S. sovereign debt of $465 million, Trading account assets – Mortgage trading loans, ABS and other MBS of $1.6 billion, AFS debt securities of $606 million, Other debt securities carried at fair value - Non-agency residential of $172 million, Other assets, including MSRs, of $2.9 billion, Loans and leases of $338 million and LHFS of $542 million.

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

Bank of America 152

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
Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during 2019, 2018 and 2017. In the tables below, other assets includes the measurement of the Corporation's merchant services equity method investment on which the Corporation recorded an impairment charge of $2.1 billion during 2019. For more information, see Note 13 – Commitments and Contingencies.

Assets Measured at Fair Value on a Nonrecurring Basis

	December 31, 2019		December 31, 2018
(Dollars in millions)	Level 2	Level 3	Level 2	Level 3
Assets
Loans held-for-sale	$53	$102	$274	$—
Loans and leases (1)	—	257	—	474
Foreclosed properties (2, 3)	—	17	—	42
Other assets	178	646	331	14

		Gains (Losses)
		2019	2018	2017
Assets
Loans held-for-sale		$(14)	$(18)	$(6)
Loans and leases (1)		(81)	(202)	(336)
Foreclosed properties		(9)	(24)	(41)
Other assets		(2,145)	(64)	(124)

(1)	Includes $36 million, $83 million and $135 million of losses on loans that were written down to a collateral value of zero during 2019, 2018 and 2017, respectively.

(2)
Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.

(3)	Excludes $260 million and $488 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at December 31, 2019 and 2018.

153 Bank of America

The table below presents information about significant unobservable inputs at December 31, 2019 and 2018.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	December 31, 2019
Loans held-for-sale	$102	Discounted cash flow	Price	$85 to $97	$88
Loans and leases (2)	257	Market comparables	OREO discount	13% to 59%	24%
			Costs to sell	8% to 26%	9%
Other assets (3)	640	Discounted cash flow	Customer attrition	0% to 19%	5%
			Costs to service	11% to 19%	15%
	December 31, 2018
Loans and leases (2)	$474	Market comparables	OREO discount	13% to 59%	25%
			Costs to sell	8% to 26%	9%

(1)	The weighted average is calculated based upon the fair value of the loans.

(2)	Represents residential mortgages where the loan has been written down to the fair value of the underlying collateral.

(3)
The fair value of the merchant services joint venture was measured using a discounted cash flow method in which the two primary drivers of fair value were the customer attrition rate and certain costs to service the customers. The weighted averages are calculated based on variations of the attrition rates and costs to service the customers.

NOTE 22 Fair Value Option
Loans and Loan Commitments
The Corporation elects to account for certain loans and loan commitments that exceed the Corporation’s single-name credit risk concentration guidelines under the fair value option. Lending commitments are actively managed and, as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with the Corporation’s public side credit view and market perspectives determining the size and timing of the hedging activity. These credit derivatives do not meet the requirements for designation as accounting hedges and therefore are carried at fair value. The fair value option allows the Corporation to carry these loans and loan commitments at fair value, which is more consistent with management’s view of the underlying economics and the manner in which they are managed. In addition, the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at historical cost and the credit derivatives at fair value.
Loans Held-for-sale
The Corporation elects to account for residential mortgage LHFS, commercial mortgage LHFS and certain other LHFS under the fair value option. These loans are actively managed and monitored and, as appropriate, certain market risks of the loans may be mitigated through the use of derivatives. The Corporation has elected not to designate the derivatives as qualifying accounting hedges, and therefore, they are carried at fair value. The changes in fair value of the loans are largely offset by changes in the fair value of the derivatives. The fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at the lower of cost or fair value and the derivatives at fair value. The Corporation has not elected to account for certain other LHFS under the fair value option primarily because these loans are floating-rate loans that are not hedged using derivative instruments.
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

Bank of America 154

Long-term Debt
The Corporation elects to account for certain long-term debt, primarily structured liabilities, under the fair value option. This long-term debt is either risk-managed on a fair value basis or the related hedges do not qualify for hedge accounting.
Fair Value Option Elections
The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at December 31, 2019 and 2018, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for 2019, 2018 and 2017.

Fair Value Option Elections

	December 31, 2019			December 31, 2018
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$50,364	$50,318	$46	$56,399	$56,376	$23
Loans reported as trading account assets (1)	6,989	14,703	(7,714)	6,195	13,088	(6,893)
Trading inventory – other	19,574	n/a	n/a	13,778	n/a	n/a
Consumer and commercial loans	8,335	8,372	(37)	4,349	4,399	(50)
Loans held-for-sale (1)	3,709	4,879	(1,170)	2,942	4,749	(1,807)
Other assets	4	n/a	n/a	3	n/a	n/a
Long-term deposits	508	496	12	492	454	38
Federal funds purchased and securities loaned or sold under agreements to repurchase	16,008	16,029	(21)	28,875	28,881	(6)
Short-term borrowings	3,941	3,930	11	1,648	1,648	—
Unfunded loan commitments	90	n/a	n/a	169	n/a	n/a
Long-term debt (2)	34,975	35,730	(755)	27,689	29,198	(1,509)

(1)
A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.

(2)	Includes structured liabilities with a fair value of $34.6 billion and $27.3 billion, and contractual principal outstanding of $35.3 billion and $28.8 billion at December 31, 2019 and 2018.
n/a = not applicable

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option

	Market making and similar activities	Other Income	Total
(Dollars in millions)	2019
Loans reported as trading account assets	$203	$—	$203
Trading inventory – other (1)	5,795	—	5,795
Consumer and commercial loans	92	12	104
Loans held-for-sale (2)	—	98	98
Long-term debt (3)	(1,098)	(78)	(1,176)
Other (4)	(15)	52	37
Total (5)	$4,977	$84	$5,061

	2018
Loans reported as trading account assets	$8	$—	$8
Trading inventory – other (1)	1,750	—	1,750
Consumer and commercial loans	(422)	(53)	(475)
Loans held-for-sale (2)	1	24	25
Long-term debt (3)	2,157	(93)	2,064
Other (4)	8	(31)	(23)
Total (5)	$3,502	$(153)	$3,349

	2017
Loans reported as trading account assets	$318	$—	$318
Trading inventory – other (1)	3,821	—	3,821
Consumer and commercial loans	(9)	35	26
Loans held-for-sale (2)	—	298	298
Long-term debt (3)	(1,044)	(146)	(1,190)
Other (4)	(93)	49	(44)
Total (5)	$2,993	$236	$3,229

(1)	The gains in market making and similar activities are primarily offset by losses on trading liabilities that hedge these assets.

(2)	Includes the value of IRLCs on funded loans, including those sold during the period.

(3)
The net gains (losses) in market making and similar activities relate to the embedded derivatives in structured liabilities and are typically offset by (losses) gains on derivatives and securities that hedge these liabilities. For the cumulative impact of changes in the Corporation’s own credit spreads and the amount recognized in accumulated OCI, see Note 15 – Accumulated Other Comprehensive Income (Loss). For more information on how the Corporation’s own credit spread is determined, see Note 21 – Fair Value Measurements.

(4)
Includes gains (losses) on federal funds sold and securities borrowed or purchased under agreements to resell, long-term deposits, federal funds purchased and securities loaned or sold under agreements to repurchase, short-term borrowings and unfunded loan commitments.

(5)	Gains (losses) related to borrower-specific credit risk were $194 million, $(148) million and $38 million in 2019, 2018 and 2017, respectively.

155 Bank of America

NOTE 23 Fair Value of Financial Instruments
Financial instruments are classified within the fair value hierarchy using the methodologies described in Note 21 – Fair Value Measurements. Certain loans, deposits, long-term debt and unfunded lending commitments are accounted for under the fair value option. For more information, see Note 22 – Fair Value Option. The following disclosures include financial instruments that are not carried at fair value or only a portion of the ending balance is carried at fair value on the Consolidated Balance Sheet.
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
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at December 31, 2019 and 2018 are presented in the following table.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	December 31, 2019
Financial assets
Loans	$950,093	$63,633	$914,597	$978,230
Loans held-for-sale	9,158	8,439	719	9,158
Financial liabilities
Deposits (1)	1,434,803	1,434,809	—	1,434,809
Long-term debt	240,856	247,376	1,149	248,525
Commercial unfunded lending commitments (2)	903	90	4,777	4,867

	December 31, 2018
Financial assets
Loans	$911,520	$58,228	$859,160	$917,388
Loans held-for-sale	10,367	9,592	775	10,367
Financial liabilities
Deposits (1)	1,381,476	1,381,239	—	1,381,239
Long-term debt	229,392	230,019	817	230,836
Commercial unfunded lending commitments (2)	966	169	5,558	5,727

(1)	Includes demand deposits of $545.5 billion and $531.9 billion with no stated maturities at December 31, 2019 and 2018.

(2)
The carrying value of commercial unfunded lending commitments is included in accrued expenses and other liabilities on the Consolidated Balance Sheet. The Corporation does not estimate the fair value of consumer unfunded lending commitments because, in many instances, the Corporation can reduce or cancel these commitments by providing notice to the borrower. For more information on commitments, see Note 13 – Commitments and Contingencies.

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

Bank of America 156

All Other
All Other consists of ALM activities, equity investments, non-core mortgage loans and servicing activities, liquidating businesses and certain expenses not otherwise allocated to business segments. ALM activities encompass certain residential mortgages, debt securities, interest rate and foreign currency risk management activities. Substantially all of the results of ALM activities are allocated to the business segments. Equity investments include the merchant services joint venture as well as a portfolio of equity, real estate and other alternative investments.
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
The Corporation’s ALM activities include an overall interest rate risk management strategy that incorporates the use of various derivatives and cash instruments to manage fluctuations in earnings and capital that are caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not significantly adversely affect earnings and capital. The results of substantially all of the Corporation’s ALM activities are allocated to the business segments and fluctuate based on the performance of the ALM activities. ALM activities include external product pricing decisions including deposit pricing strategies, the effects of the Corporation’s internal funds transfer pricing process and the net effects of other ALM activities.
Certain expenses not directly attributable to a specific business segment are allocated to the segments. The costs of certain centralized or shared functions are allocated based on methodologies that reflect utilization.
The following table presents net income (loss) and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for 2019, 2018 and 2017, and total assets at December 31, 2019 and 2018 for each business segment, as well as All Other.

Results of Business Segments and All Other

At and for the year ended December 31	Total Corporation (1)			Consumer Banking
(Dollars in millions)	2019	2018	2017	2019	2018	2017
Net interest income	$49,486	$48,772	$46,164	$28,158	$27,025	$24,203
Noninterest income	42,353	42,858	41,887	10,429	10,593	10,101
Total revenue, net of interest expense	91,839	91,630	88,051	38,587	37,618	34,304
Provision for credit losses	3,590	3,282	3,396	3,772	3,664	3,525
Noninterest expense	54,900	53,154	54,517	17,618	17,672	17,847
Income before income taxes	33,349	35,194	30,138	17,197	16,282	12,932
Income tax expense	5,919	7,047	11,906	4,213	4,150	4,897
Net income	$27,430	$28,147	$18,232	$12,984	$12,132	$8,035
Period-end total assets	$2,434,079	$2,354,507		$804,019	$768,881

	Global Wealth & Investment Management			Global Banking
	2019	2018	2017	2019	2018	2017
Net interest income	$6,504	$6,265	$6,152	$10,675	$10,993	$10,615
Noninterest income	13,033	13,188	12,447	9,808	9,008	9,510
Total revenue, net of interest expense	19,537	19,453	18,599	20,483	20,001	20,125
Provision for credit losses	82	86	56	414	8	212
Noninterest expense	13,823	14,015	13,770	9,017	8,745	8,811
Income before income taxes	5,632	5,352	4,773	11,052	11,248	11,102
Income tax expense	1,380	1,364	1,807	2,984	2,923	4,204
Net income	$4,252	$3,988	$2,966	$8,068	$8,325	$6,898
Period-end total assets	$299,756	$305,907		$464,032	$442,330

	Global Markets			All Other
	2019	2018	2017	2019	2018	2017
Net interest income	$3,915	$3,857	$4,264	$234	$632	$930
Noninterest income	11,699	12,326	11,698	(2,616)	(2,257)	(1,869)
Total revenue, net of interest expense	15,614	16,183	15,962	(2,382)	(1,625)	(939)
Provision for credit losses	(9)	—	164	(669)	(476)	(561)
Noninterest expense	10,722	10,835	10,997	3,720	1,887	3,092
Income (loss) before income taxes	4,901	5,348	4,801	(5,433)	(3,036)	(3,470)
Income tax expense (benefit)	1,397	1,390	1,666	(4,055)	(2,780)	(668)
Net income (loss)	$3,504	$3,958	$3,135	$(1,378)	$(256)	$(2,802)
Period-end total assets	$641,806	$641,923		$224,466	$195,466

(1)	There were no material intersegment revenues.

157 Bank of America

The table below presents noninterest income and the components thereto for 2019, 2018 and 2017 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation			Consumer Banking			Global Wealth & Investment Management
(Dollars in millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Fees and commissions:
Card income
Interchange fees	$3,834	$3,866	$3,777	$3,174	$3,196	$3,038	$60	$81	$109
Other card income	1,963	1,958	1,899	1,910	1,906	1,846	41	46	44
Total card income	5,797	5,824	5,676	5,084	5,102	4,884	101	127	153
Service charges
Deposit-related fees	6,588	6,667	6,708	4,219	4,300	4,266	68	73	77
Lending-related fees	1,086	1,100	1,110	—	—	—	—	—	—
Total service charges	7,674	7,767	7,818	4,219	4,300	4,266	68	73	77
Investment and brokerage services
Asset management fees	10,241	10,189	9,310	144	147	133	10,130	10,042	9,177
Brokerage fees	3,661	3,971	4,526	149	172	184	1,740	1,917	2,217
Total investment and brokerage services	13,902	14,160	13,836	293	319	317	11,870	11,959	11,394
Investment banking fees
Underwriting income	2,998	2,722	2,821	—	(1)	—	401	335	316
Syndication fees	1,184	1,347	1,499	—	—	—	—	—	—
Financial advisory services	1,460	1,258	1,691	—	—	—	—	2	2
Total investment banking fees	5,642	5,327	6,011	—	(1)	—	401	337	318
Total fees and commissions	33,015	33,078	33,341	9,596	9,720	9,467	12,440	12,496	11,942
Market making and similar activities	9,034	9,008	7,102	6	8	3	113	112	144
Other income	304	772	1,444	827	865	631	480	580	361
Total noninterest income	$42,353	$42,858	$41,887	$10,429	$10,593	$10,101	$13,033	$13,188	$12,447

	Global Banking			Global Markets			All Other (1)
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Fees and commissions:
Card income
Interchange fees	$519	$503	$478	$81	$86	$86	$—	$—	$66
Other card income	13	8	12	(1)	(2)	(2)	—	—	(1)
Total card income	532	511	490	80	84	84	—	—	65
Service charges
Deposit-related fees	2,121	2,111	2,197	156	161	147	24	22	21
Lending-related fees	894	916	928	192	184	182	—	—	—
Total service charges	3,015	3,027	3,125	348	345	329	24	22	21
Investment and brokerage services
Asset management fees	—	—	—	—	—	—	(33)	—	—
Brokerage fees	34	94	97	1,738	1,780	2,049	—	8	(21)
Total investment and brokerage services	34	94	97	1,738	1,780	2,049	(33)	8	(21)
Investment banking fees
Underwriting income	1,227	1,090	1,172	1,555	1,495	1,588	(185)	(197)	(255)
Syndication fees	574	648	742	610	698	756	—	1	1
Financial advisory services	1,336	1,153	1,557	123	103	133	1	—	(1)
Total investment banking fees	3,137	2,891	3,471	2,288	2,296	2,477	(184)	(196)	(255)
Total fees and commissions	6,718	6,523	7,183	4,454	4,505	4,939	(193)	(166)	(190)
Market making and similar activities	235	260	134	7,065	7,260	6,203	1,615	1,368	618
Other income	2,855	2,225	2,193	180	561	556	(4,038)	(3,459)	(2,297)
Total noninterest income	$9,808	$9,008	$9,510	$11,699	$12,326	$11,698	$(2,616)	$(2,257)	$(1,869)

(1)	All Other includes eliminations of intercompany transactions.

Bank of America 158

Business Segment Reconciliations

(Dollars in millions)	2019	2018	2017
Segments’ total revenue, net of interest expense	$94,221	$93,255	$88,990
Adjustments (1):
ALM activities	241	(325)	161
Liquidating businesses, eliminations and other	(2,623)	(1,300)	(1,100)
FTE basis adjustment	(595)	(610)	(925)
Consolidated revenue, net of interest expense	$91,244	$91,020	$87,126
Segments’ total net income	28,808	28,403	21,034
Adjustments, net-of-tax (1):
ALM activities	202	(222)	154
Liquidating businesses, eliminations and other	(1,580)	(34)	(2,956)
Consolidated net income	$27,430	$28,147	$18,232

		December 31
		2019	2018
Segments’ total assets		$2,209,613	$2,159,041
Adjustments (1):
ALM activities, including securities portfolio		721,806	669,204
Elimination of segment asset allocations to match liabilities		(565,346)	(540,798)
Other		68,006	67,060
Consolidated total assets		$2,434,079	$2,354,507

(1)	Adjustments include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

NOTE 25 Parent Company Information
The following tables present the Parent Company-only financial information.

Condensed Statement of Income

(Dollars in millions)	2019	2018	2017
Income
Dividends from subsidiaries:
Bank holding companies and related subsidiaries	$27,820	$28,575	$12,088
Nonbank companies and related subsidiaries	—	91	202
Interest from subsidiaries	9,502	8,425	7,043
Other income (loss)	74	(1,025)	28
Total income	37,396	36,066	19,361
Expense
Interest on borrowed funds from related subsidiaries	451	235	189
Other interest expense	5,899	6,425	5,555
Noninterest expense	1,641	1,600	1,672
Total expense	7,991	8,260	7,416
Income before income taxes and equity in undistributed earnings of subsidiaries	29,405	27,806	11,945
Income tax expense (benefit)	341	(281)	950
Income before equity in undistributed earnings of subsidiaries	29,064	28,087	10,995
Equity in undistributed earnings (losses) of subsidiaries:
Bank holding companies and related subsidiaries	(1,717)	306	8,725
Nonbank companies and related subsidiaries	83	(246)	(1,488)
Total equity in undistributed earnings of subsidiaries	(1,634)	60	7,237
Net income	$27,430	$28,147	$18,232

159 Bank of America

Condensed Balance Sheet

	December 31
(Dollars in millions)	2019	2018
Assets
Cash held at bank subsidiaries (1)	$5,695	$5,141
Securities	656	628
Receivables from subsidiaries:
Bank holding companies and related subsidiaries	173,301	152,905
Banks and related subsidiaries	51	195
Nonbank companies and related subsidiaries	391	969
Investments in subsidiaries:
Bank holding companies and related subsidiaries	297,465	293,045
Nonbank companies and related subsidiaries	3,663	3,432
Other assets	9,438	14,696
Total assets	$490,660	$471,011
Liabilities and shareholders’ equity
Accrued expenses and other liabilities	$13,381	$8,828
Payables to subsidiaries:
Banks and related subsidiaries	458	349
Nonbank companies and related subsidiaries	12,102	13,301
Long-term debt	199,909	183,208
Total liabilities	225,850	205,686
Shareholders’ equity	264,810	265,325
Total liabilities and shareholders’ equity	$490,660	$471,011

(1)	Balance includes third-party cash held of $4 million and $389 million at December 31, 2019 and 2018.

Condensed Statement of Cash Flows

(Dollars in millions)	2019	2018	2017
Operating activities
Net income	$27,430	$28,147	$18,232
Reconciliation of net income to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) losses of subsidiaries	1,634	(60)	(7,237)
Other operating activities, net	16,973	(3,706)	(2,593)
Net cash provided by operating activities	46,037	24,381	8,402
Investing activities
Net sales (purchases) of securities	(17)	51	312
Net payments to subsidiaries	(19,121)	(2,262)	(7,087)
Other investing activities, net	7	48	(1)
Net cash used in investing activities	(19,131)	(2,163)	(6,776)
Financing activities
Net increase (decrease) in other advances	(1,625)	3,867	(6,672)
Proceeds from issuance of long-term debt	29,315	30,708	37,704
Retirement of long-term debt	(21,039)	(29,413)	(29,645)
Proceeds from issuance of preferred stock	3,643	4,515	—
Redemption of preferred stock	(2,568)	(4,512)	—
Common stock repurchased	(28,144)	(20,094)	(12,814)
Cash dividends paid	(5,934)	(6,895)	(5,700)
Net cash used in financing activities	(26,352)	(21,824)	(17,127)
Net increase (decrease) in cash held at bank subsidiaries	554	394	(15,501)
Cash held at bank subsidiaries at January 1	5,141	4,747	20,248
Cash held at bank subsidiaries at December 31	$5,695	$5,141	$4,747

Bank of America 160

NOTE 26 Performance by Geographical Area
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

(Dollars in millions)		Total Assets at Year End (1)	Total Revenue, Net of Interest Expense (2)	Income Before Income Taxes	Net Income
U.S. (3)	2019	$2,122,734	$81,236	$30,699	$25,937
	2018	2,051,182	80,777	31,904	26,407
	2017		74,604	25,108	15,550
Asia	2019	102,440	3,491	765	570
	2018	94,865	3,507	865	520
	2017		3,405	676	464
Europe, Middle East and Africa	2019	178,889	5,310	921	672
	2018	185,285	5,632	1,543	1,126
	2017		7,907	2,990	1,926
Latin America and the Caribbean	2019	30,016	1,207	369	251
	2018	23,175	1,104	272	94
	2017		1,210	439	292
Total Non-U.S.	2019	311,345	10,008	2,055	1,493
	2018	303,325	10,243	2,680	1,740
	2017		12,522	4,105	2,682
Total Consolidated	2019	$2,434,079	$91,244	$32,754	$27,430
	2018	2,354,507	91,020	34,584	28,147
	2017		87,126	29,213	18,232

(1)	Total assets include long-lived assets, which are primarily located in the U.S.

(2)	There were no material intercompany revenues between geographic regions for any of the periods presented.

(3)	Substantially reflects the U.S.

161 Bank of America

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

Bank of America 162

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
ARR	Alternative reference rates
AUM	Assets under management
AVM	Automated valuation model
BANA	Bank of America, National Association
BHC	Bank holding company
BofAS	BofA Securities, Inc.
BofASE	BofA Securities Europe SA
bps	basis points
CAE	Chief Audit Executive
CAO	Chief Administrative Officer
CCAR	Comprehensive Capital Analysis and Review
CDO	Collateralized debt obligation
CDS	Credit default swap
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligation
CFTC	Commodity Futures Trading Commission
CLTV	Combined loan-to-value
CRO	Chief Risk Officer
CVA	Credit valuation adjustment
DIF	Deposit Insurance Fund
DVA	Debit valuation adjustment
EAD	Exposure at default
EMRC	Enterprise Model Risk Committee
EPS	Earnings per common share
ERC	Enterprise Risk Committee
EU	European Union
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
FHA	Federal Housing Administration
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
FHLMC	Freddie Mac
FICC	Fixed-income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FLUs	Front line units
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
FVA	Funding valuation adjustment
GAAP	Accounting principles generally accepted in the United States of America
GDPR	General Data Protection Regulation
GLS	Global Liquidity Sources
GNMA	Government National Mortgage Association

GSE	Government-sponsored enterprise
G-SIB	Global systemically important bank
GWIM	Global Wealth & Investment Management
HELOC	Home equity line of credit
HQLA	High Quality Liquid Assets
HTM	Held-to-maturity
ICAAP	Internal Capital Adequacy Assessment Process
IRM	Independent Risk Management
IBOR	Interbank Offered Rates
IRLC	Interest rate lock commitment
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LGD	Loss given default
LHFS	Loans held-for-sale
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MLGWM	Merrill Lynch Global Wealth Management
MLI	Merrill Lynch International
MLPCC	Merrill Lynch Professional Clearing Corp
MLPF&S	Merrill Lynch, Pierce, Fenner & Smith Incorporated
MRC	Management Risk Committee
MSA	Metropolitan Statistical Area
MSR	Mortgage servicing right
NOL	Net operating loss
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OREO	Other real estate owned
OTC	Over-the-counter
OTTI	Other-than-temporary impairment
PCA	Prompt Corrective Action
RMBS	Residential mortgage-backed securities
RSU	Restricted stock unit
SBLC	Standby letter of credit
SCCL	Single-counterparty credit limits
SBSDs	Security-based swap dealers
SEC	Securities and Exchange Commission
SLR	Supplementary leverage ratio
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructurings
TLAC	Total loss-absorbing capacity
VA	U.S. Department of Veterans Affairs
VaR	Value-at-Risk
VIE	Variable interest entity

163 Bank of America

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
Report of Management on Internal Control Over Financial Reporting
The Report of Management on Internal Control over Financial Reporting is set forth on page 86 and incorporated herein by reference. The Report of Independent Registered Public Accounting Firm with respect to the Corporation’s internal control over financial reporting is set forth on pages 87 and 88 and incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None
Part III
Bank of America Corporation and Subsidiaries
Item 10. Directors, Executive Officers and Corporate Governance
Information about our Executive Officers
The name, age, position and office, and business experience during the last five years of our current executive officers are:
Dean C. Athanasia (53) President, Retail and Preferred & Small Business Banking since January 2019; Co-Head -- Consumer Banking from September 2014 to January 2019; and Preferred and Small Business Banking Executive from April 2011 to September 2014.
Catherine P. Bessant (59) Chief Operations and Technology Officer since July 2015; Global Technology & Operations Executive from March 2010 to July 2015.
Sheri Bronstein (51) Chief Human Resources Officer since January 2019; Global Human Resources Executive from July 2015 to January 2019; and HR Executive for Global Banking & Markets from March 2010 to July 2015.
Paul M. Donofrio (59) Chief Financial Officer since August 2015; Strategic Finance Executive from April 2015 to August 2015; and Head of Global Corporate Credit and Transaction Banking from January 2012 to April 2015.
Geoffrey S. Greener (55) Chief Risk Officer since April 2014; Head of Enterprise Capital Management from April 2011 to April 2014.
Kathleen A. Knox (56) President, Private Bank since November 2017; Head of Business Banking from October 2014 to November 2017; and Retail Banking & Distribution Executive from June 2011 to October 2014.
David G. Leitch (59) Global General Counsel since January 2016; General Counsel of Ford Motor Company from April 2005 to December 2015.
Thomas K. Montag (63) Chief Operating Officer since September 2014; Co-Chief Operating Officer from September 2011 to September 2014.
Brian T. Moynihan (60) Chairman of the Board since October 2014, and President, and Chief Executive Officer and member of the Board of Directors since January 2010.
Thong M. Nguyen (61) Vice Chairman, Bank of America Corporation since January 2019; Co-Head -- Consumer Banking from September 2014 to January 2019; Retail Banking Executive from April 2014 to September 2014; and Retail Strategy, and Operations & Digital Banking Executive from September 2012 to April 2014.
Andrew M. Sieg (52) President, Merrill Lynch Wealth Management since January 2017; and Head of Global Wealth & Retirement Solutions with Merrill Lynch from October 2011 to January 2017.
Andrea B. Smith (52) Chief Administrative Officer since August 2015; Global Head of Human Resources from January 2010 to August 2015.
Information included under the following captions in the Corporation’s proxy statement relating to its 2020 annual meeting of stockholders (the 2020 Proxy Statement) is incorporated herein by reference:

●	“Proposal 1: Electing Directors – Our Director Nominees;”

●	“Corporate Governance – Additional Corporate Governance Information;” and

●	“Corporate Governance – Board Meetings, Committee Membership, and Attendance.”
Item 11. Executive Compensation
Information included under the following captions in the 2020 Proxy Statement is incorporated herein by reference:

●	“Compensation Discussion and Analysis;”

●	“Compensation and Human Capital Committee Report;”

●	“Executive Compensation;”

●	“Corporate Governance;” and

●	“Director Compensation.”

Bank of America 164

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information included under the following caption in the 2020 Proxy Statement is incorporated herein by reference:

●	“Stock Ownership of Directors, Executive Officers, and Certain Beneficial Owners.”
The table below presents information on equity compensation plans at December 31, 2019:

Plan Category (1)	(a) Number of Shares to be Issued Under Outstanding Options, Warrants and Rights (2)	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (3)	(c) Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (4)
Plans approved by shareholders	158,954,915	—	304,904,984
Plans not approved by shareholders	—	—	—
Total	158,954,915	—	304,904,984

(1)
This table does not include 783,282 vested restricted stock units and stock option gain deferrals at December 31, 2019 that were assumed by the Corporation in connection with prior acquisitions under whose plans the awards were originally granted.

(2)	Consists of outstanding restricted stock units. Includes 1,115,166 vested restricted stock units subject to a required twelve-month holding period.

(3)	Restricted stock units do not have an exercise price and are delivered without any payment or consideration.

(4)	Amount represents shares of common stock available for future issuance under the Bank of America Corporation Key Employee Equity Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information included under the following captions in the 2020 Proxy Statement is incorporated herein by reference:

●	“Related Person and Certain Other Transactions;” and

●	“Corporate Governance – Director Independence.”

Item 14. Principal Accounting Fees and Services
Information included under the following caption in the 2020 Proxy Statement is incorporated herein by reference:

●	“Proposal 3: Ratifying the Appointment of our Independent Registered Public Accounting Firm for 2020.”

165 Bank of America

Part IV
Bank of America Corporation and Subsidiaries
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
(1) Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Statement of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
Consolidated Balance Sheet at December 31, 2019 and 2018
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2019, 2018 and 2017
Consolidated Statement of Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
(2) Schedules:
None
(3) Index to Exhibits
With the exception of the information expressly incorporated herein by reference, the 2020 Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
3.1	Restated Certificate of Incorporation, as amended and in effect on the date hereof	1
3.2	Amended Bylaws of the Corporation as in effect on the date hereof		10-Q	3(b)	10/28/19	1-6523
4.1	Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and BankAmerica National Trust Company		S-3	4.1	2/1/95	33-57533
4.2	First Supplemental Indenture dated as of September 18, 1998 between registrant and U.S. Bank Trust National Association (successor to BankAmerica National Trust Company) to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		8-K	4.3	11/18/98	1-6523
4.3	Second Supplemental Indenture dated as of May 7, 2001 between registrant, U.S. Bank Trust National Association, as Prior Trustee, and The Bank of New York, as Successor Trustee to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		8-K	4.4	6/14/01	1-6523
4.4	Third Supplemental Indenture dated as of July 28, 2004 between registrant and The Bank of New York to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		8-K	4.2	8/27/04	1-6523
4.5	Fourth Supplemental Indenture dated as of April 28, 2006 between the registrant and The Bank of New York to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		S-3	4.6	5/5/06	333-133852
4.6	Fifth Supplemental Indenture dated as of December 1, 2008 between registrant and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York) to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		8-K	4.1	12/5/08	1-6523
4.7	Sixth Supplemental Indenture dated as of February 23, 2011 between registrant and The Bank of New York Mellon Trust Company, N.A. to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		10-K	4(ee)	2/25/11	1-6523
4.8	Seventh Supplemental Indenture dated as of January 13, 2017 between registrant and The Bank of New York Mellon Trust Company, N.A. to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		8-K	4.1	1/13/17	1-6523
4.9	Eighth Supplemental Indenture dated as of February 23, 2017 between registrant and the Bank of New York Mellon Trust Company, N.A. to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		10-K	4(a)	2/23/17	1-6523
4.10	Successor Trustee Agreement effective December 15, 1995 between registrant (successor to NationsBank Corporation) and First Trust of New York, National Association, as successor trustee to BankAmerica National Trust Company		S-3	4.2	6/28/96	333-07229
4.11	Agreement of Appointment and Acceptance dated as of December 29, 2006 between registrant and The Bank of New York Trust Company, N.A.		10-K	4(aaa)	2/28/07	1-6523
4.12	Form of Senior Registered Note		S-3	4.12	5/1/15	333-202354
4.13	Form of Global Senior Medium-Term Note, Series L		S-3	4.13	5/1/15	333-202354
4.14	Form of Master Global Senior Medium-Term Note, Series L		S-3	4.14	5/1/15	333-202354
4.15	Form of Global Senior Medium-Term Note, Series M		8-K	4.2	1/13/17	1-6523
4.16	Form of Master Global Senior Medium-Term Note, Series M		8-K	4.3	1/13/17	1-6523
4.17	Indenture dated as of January 1, 1995 between registrant (successor to NationsBank Corporation) and The Bank of New York		S-3	4.5	2/1/95	33-57533
4.18	First Supplemental Indenture dated as of August 28, 1998 between registrant and The Bank of New York to the indenture dated as of January 1, 1995 (See Exhibit 4.17)		8-K	4.8	11/18/98	1-6523

Bank of America 166

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
4.19	Second Supplemental Indenture dated as of January 25, 2007 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) to the indenture dated as of January 1, 1995 (See Exhibit 4.17)		S-4	4.3	3/16/07	333-141361
4.20
Third Supplemental Indenture dated as of February 23, 2011 between registrant and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.) to the indenture dated as of January 1, 1995 (See Exhibit 4.17)
			10-K	4(ff)	2/25/11	1-6523
4.21	Fourth Supplemental Indenture dated as of February 23, 2017 between registrant and The Bank of New York Mellon Trust Company, N.A. to the indenture dated as of January 1, 1995 (See Exhibit 4.17)		10-K	4(i)	2/23/17	1-6523
4.22	Indenture dated as of June 27, 2018 between the registrant and The Bank of New York Mellon Trust Company, N.A.		S-3	4.3	6/27/18	333-224523
4.23	Form of Global Senior Medium-Term Note, Series N		S-3	4.4	6/27/18	333-224523
4.24	Form of Master Global Senior Medium-Term Note, Series N		S-3	4.5	6/27/18	333-224523
4.25	Indenture dated as of June 27, 2018 between the registrant and The Bank of New York Mellon Trust Company, N.A.		S-3	4.6	6/27/18	333-224523
4.26	Form of Global Subordinated Medium-Term Note, Series N		S-3	4.7	6/27/18	333-224523

Registrant and its subsidiaries have other long-term debt agreements, but these are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Copies of these agreements will be furnished to the Commission on request

4.27	Description of the Corporation's Securities	1
10.1	Bank of America Pension Restoration Plan, as amended and restated effective January 1, 2009 (Pension Restoration Plan)	2	10-K	10(c)	2/27/09	1-6523
10.2	First Amendment to the Pension Restoration Plan dated December 18, 2009	2	10-K	10(c)	2/26/10	1-6523
10.3	Second Amendment to the Pension Restoration Plan dated June 29, 2012	2	10-K	10(a)	2/28/13	1-6523
10.4	Third Amendment to the Pension Restoration Plan dated March 26, 2013	1,2
10.5	Fourth Amendment to the Pension Restoration Plan dated August 22, 2013	1,2
10.6	Fifth Amendment to the Pension Restoration Plan dated December 5, 2014	1,2
10.7	Sixth Amendment to the Pension Restoration Plan dated December 15, 2016	1,2
10.8	NationsBank Corporation Benefit Security Trust dated as of June 27, 1990	2	10-K	10(t)	3/27/91	1-6523
10.9	First Supplement to NationsBank Corporation Benefit Security Trust dated as of November 30, 1992	2	10-K	10(v)	3/24/93	1-6523
10.10	NationsBank Corporation Benefit Security Trust Trustee Removal/Appointment Agreement dated as of December 19, 1995	2	10-K	10(o)	3/29/96	1-6523
10.11	Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan) as amended and restated effective January 1, 2015	2	10-K	10(c)	2/25/15	1-6523
10.12	First Amendment to the Bank of America Deferred Compensation Plan (formerly know as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	10-K	10(vv)	2/24/16	1-6523
10.13	Second Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	S-8	4(c)	11/19/19	333-234780
10.14	Third Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	1,2
10.15	Bank of America Executive Incentive Compensation Plan, as amended and restated effective December 10, 2002	2	10-K	10(g)	3/3/03	1-6523
10.16	Amendment to Bank of America Executive Incentive Compensation Plan, dated January 23, 2013	2	10-K	10(d)	2/28/13	1-6523
10.17	Bank of America Director Deferral Plan, as amended and restated effective January 1, 2005	2	10-K	10(g)	2/28/07	1-6523
10.18	Bank of America Director Deferral Plan, as amended and restated effective January 1, 2019	2	10-K	10(f)	2/26/19	1-6523
10.19	Bank of America Corporation Directors’ Stock Plan as amended and restated effective April 26, 2006 (2006 Directors’ Stock Plan)	2	8-K	10.2	12/14/05	1-6523
10.20	Form of Restricted Stock Award Agreement to the 2006 Directors' Stock Plan	2	10-K	10(h)	3/1/05	1-6523
10.21	Form of Directors’ Stock Plan Conditional Restricted Stock Award Agreement for Non-U.S. Director to the 2006 Directors’ Stock Plan	2	10-Q	10(a)	8/4/11	1-6523
10.22	Bank of America Corporation Key Associate Stock Plan, as amended and restated effective April 28, 2010 (2010 KASP)	2	8-K	10.2	5/3/10	1-6523
10.23	Form of Performance Restricted Stock Units Award Agreement (February 2014 and subsequent grants), including grants to named executive officers to the 2010 KASP	2	10-Q	10(a)	5/1/14	1-6523
10.24	Bank of America Corporation Key Employee Equity Plan (formerly known as the Key Associate Stock Plan), as amended and restated effective May 6, 2015 (2015 KEEP)	2	8-K	10.2	5/7/15	1-6523

167 Bank of America

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
10.25	Form of Cash-settled Restricted Stock Units Award Agreement (February 2016 and subsequent grants) to the 2015 KEEP	2	10-Q	10(a)	5/2/16	1-6523
10.26	Form of Performance Restricted Stock Units Award Agreement (February 2016) to the 2015 KEEP	2	10-Q	10(c)	5/2/16	1-6523
10.27	Form of Time-based Restricted Stock Units Award Agreement (February 2017 and February 2018) to the 2015 KEEP	2	10-Q	10(a)	5/2/17	1-6523
10.28	Form of Performance Restricted Stock Units Award Agreement (February 2017) to the 2015 KEEP	2	10-Q	10(b)	5/2/17	1-6523
10.29	Form of Performance Restricted Stock Units Award Agreement (February 2018) to the 2015 KEEP	2	10-Q	10	4/30/18	1-6523
10.30	Form of Restricted Stock Award Agreement for Non-Employee Directors to the 2015 KEEP	2	10-K	10(h)	2/26/19	1-6523
10.31	Form of Time-based Restricted Stock Units Award Agreement (February 2019) between the Corporation and certain executive officers of the Corporation, including certain Named Executive Officers to the 2015 KEEP	2	10-Q	10(a)	4/26/19	1-6523
10.32	Form of Performance Restricted Stock Units Award Agreement (February 2019) between the Corporation and certain executive officers of the Corporation, including certain Named Executive Officers to the 2015 KEEP	2	10-Q	10(b)	4/26/19	1-6523
10.33	ESA Retention Agreement dated March 15, 2004 between the Corporation and Dean C. Athanasia	2	10-Q	10(c)	4/26/19	1-6523
10.34	Amendment to various plans in connection with FleetBoston Financial Corporation merger dated October 27, 2003	2	10-K	10(v)	3/1/04	1-6523
10.35	FleetBoston Supplemental Executive Retirement Plan effective December 31, 2004	2	10-K	10(r)	3/1/05	1-6523
10.36	FleetBoston Executive Deferred Compensation Plan No. 2 effective December 16, 2003	2	10-K	10(u)	3/1/05	1-6523
10.37	FleetBoston Executive Supplemental Plan effective December 31, 2004	2	10-K	10(v)	3/1/05	1-6523
10.38	Retirement Income Assurance Plan for Legacy Fleet, as amended and restated effective January 1, 2009	2	10-K	10(p)	2/26/10	1-6523
10.39	Amendment thereto dated December 16, 2010, incorporated by reference to Exhibit 10(c) of the 2010 10-K	2	10-K	10(c)	2/25/11	1-6523
10.40	Amendment thereto dated June 29, 2012, incorporated by reference to Exhibit 10(l) of the 2012 10-K	2	10-K	10(l)	2/28/13	1-6523
10.41	Trust Agreement for the FleetBoston Executive Deferred Compensation Plans No. 1 and 2 dated December 17, 1997	2	10-K	10(x)	3/1/05	1-6523
10.42	Trust Agreement for the FleetBoston Executive Supplemental Plan dated June 19, 1996	2	10-K	10(y)	3/1/05	1-6523
10.43	Trust Agreement for the FleetBoston Retirement Income Assurance Plan and the FleetBoston Supplemental Executive Retirement Plan dated June 19, 1996	2	10-K	10(z)	3/1/05	1-6523
10.44	FleetBoston Directors Deferred Compensation and Stock Unit Plan effective January 1, 2004	2	10-K	10(aa)	3/1/05	1-6523
10.45	BankBoston Corporation and its Subsidiaries Deferred Compensation Plan dated December 24, 2001	2	10-K	10(cc)	3/1/05	1-6523
10.46	BankBoston Director Stock Award Plan effective July 1, 1998	2	10-K	10(hh)	3/1/05	1-6523
10.47	BankBoston Corporation Directors’ Deferred Compensation Plan effective March 1, 1988	2	10-K	10(ii)	3/1/05	1-6523
10.48	BankBoston, N.A. Directors’ Deferred Compensation Plan effective March 1, 1988	2	10-K	10(jj)	3/1/05	1-6523
10.49	Description of BankBoston Director Retirement Benefits Exchange Program	2	10-K	10(ll)	3/1/05	1-6523
10.50	Global amendment to definition of “change in control” or “change of control,” together with a list of plans affected by such amendment	2	10-K	10(oo)	3/1/05	1-6523
10.51	Employment Agreement dated October 27, 2003 between registrant and Brian T. Moynihan	2	S-4	10(d)	12/4/03	333-110924
10.52	Cancellation Agreement dated October 26, 2005 between registrant and Brian T. Moynihan	2	8-K	10.1	10/26/05	1-6523
10.53	Agreement Regarding Participation in the Fleet Boston Supplemental Executive Retirement Plan dated October 26, 2005 between registrant and Brian T. Moynihan	2	8-K	10.2	10/26/05	1-6523
10.54	Bank of America Corporation Equity Incentive Plan amended and restated effective as of January 1, 2008	2	10-K	10(zz)	2/26/10	1-6523
10.55	Merrill Lynch & Co., Inc. Long-Term Incentive Compensation Plan amended as of January 1, 2009 and 2008 Restricted Units/Stock Option Grant Document for Thomas K. Montag	2	10-K	10(aaa)	2/26/10	1-6523
10.56	Employment Letter dated May 1, 2008 between Merrill Lynch & Co., Inc. and Thomas K. Montag and Summary of Agreement with respect to Post-Employment Medical Coverage	2	10-K	10(bbb)	2/26/10	1-6523
10.57	Securities Purchase Agreement dated August 25, 2011 between registrant and Berkshire Hathaway Inc. (including forms of the Certificate of Designations, Warrant and Registration Rights Agreement)		8-K	1.1	8/25/11	1-6523
10.58	Form of Waiver of Certain Incremental Payouts from Performance Restricted Stock Units		10-K	10(rr)	2/23/17	1-6523
10.59	Amended and Restated Aircraft Time Sharing Agreement (Multiple Aircraft) dated June 26, 2018 between Bank of America, N.A. and Brian T. Moynihan	2	10-Q	10	7/30/18	1-6523
10.60	Form of Aircraft Time Sharing Agreement (Multiple Aircraft) between Bank of America, N.A. and certain executive officers of the Corporation, including certain Named Executive Officers	2	10-Q	10(b)	6/30/19	1-6523

Bank of America 168

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
10.61	First Amendment to the 2015 KEEP dated December 19, 2018	2	10-K	10(mm)	2/26/19	1-6523
10.62	Second Amendment to the 2015 KEEP dated April 24, 2019	2	8-K	10.1	4/24/19	1-6523
21	Direct and Indirect Subsidiaries of Bank of America Corporation As of December 31, 2019	1
23	Consent of PricewaterhouseCoopers LLP	1
24	Power of Attorney	1
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1
101.INS	Inline XBRL Instance Document	3
101.SCH	Inline XBRL Taxonomy Extension Schema Document	1
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	1
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	1
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	1
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	1
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1) Filed Herewith.
(2) Exhibit is a management contract or compensatory plan or arrangement.
(3) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

169 Bank of America

Item 16. Form 10-K Summary
Not applicable.
Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 19, 2020

Bank of America Corporation

By:	/s/ Brian T. Moynihan
Brian T. Moynihan
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian T. Moynihan	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	February 19, 2020
Brian T. Moynihan

*/s/ Paul M. Donofrio	Chief Financial Officer (Principal Financial Officer)	February 19, 2020
Paul M. Donofrio

*/s/ Rudolf A. Bless	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2020
Rudolf A. Bless

*/s/ Sharon L. Allen	Director	February 19, 2020
Sharon L. Allen

*/s/ Susan S. Bies	Director	February 19, 2020
Susan S. Bies

*/s/ Jack O. Bovender, Jr.	Director	February 19, 2020
Jack O. Bovender, Jr.

*/s/ Frank P. Bramble, Sr.	Director	February 19, 2020
Frank P. Bramble, Sr.

*/s/ Pierre de Weck	Director	February 19, 2020
Pierre de Weck

*/s/ Arnold W. Donald	Director	February 19, 2020
Arnold W. Donald

*/s/ Linda P. Hudson	Director	February 19, 2020
Linda P. Hudson

*/s/ Monica C. Lozano	Director	February 19, 2020
Monica C. Lozano

Bank of America 170

	Signature	Title	Date

	*/s/ Thomas J. May	Director	February 19, 2020
Thomas J. May

	*/s/ Lionel L. Nowell, III	Director	February 19, 2020
Lionel L. Nowell, III

	*/s/ Denise L. Ramos	Director	February 19, 2020
Denise L. Ramos

	*/s/ Clayton S. Rose	Director	February 19, 2020
Clayton S. Rose

	*/s/ Michael D. White	Director	February 19, 2020
Michael D. White

	*/s/ Thomas D. Woods	Director	February 19, 2020
Thomas D. Woods

	*/s/ R. David Yost	Director	February 19, 2020
R. David Yost

	*/s/ Maria T. Zuber	Director	February 19, 2020
Maria T. Zuber

*By	/s/ Ross E. Jeffries, Jr.
Ross E. Jeffries, Jr. Attorney-in-Fact

171 Bank of America