Form 10-Q
period 2020-09-30
BANK OF AMERICA CORP /DE/
filed 2020-10-30
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
(704) 386-5681
Former name, former address and former fiscal year, if changed since last report:
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BAC	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrE	New York Stock Exchange
of Floating Rate Non-Cumulative Preferred Stock, Series E
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrC	New York Stock Exchange
of 6.200% Non-Cumulative Preferred Stock, Series CC
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrA	New York Stock Exchange
of 6.000% Non-Cumulative Preferred Stock, Series EE
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrB	New York Stock Exchange
of 6.000% Non-Cumulative Preferred Stock, Series GG
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrK	New York Stock Exchange
of 5.875% Non-Cumulative Preferred Stock, Series HH
7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L	BAC PrL	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrG	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 1

1 Bank of America

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrH	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 2
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrJ	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 4
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrL	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 5
Floating Rate Preferred Hybrid Income Term Securities of BAC Capital	BAC/PF	New York Stock Exchange
Trust XIII (and the guarantee related thereto)
5.63% Fixed to Floating Rate Preferred Hybrid Income Term Securities	BAC/PG	New York Stock Exchange
of BAC Capital Trust XIV (and the guarantee related thereto)
Income Capital Obligation Notes initially due December 15, 2066 of	MER PrK	New York Stock Exchange
Bank of America Corporation
Senior Medium-Term Notes, Series A, Step Up Callable Notes, due	BAC/31B	New York Stock Exchange
November 28, 2031 of BofA Finance LLC (and the guarantee
of the Registrant with respect thereto)
Depositary Shares, each representing a 1/1,000th interest in a share of	BAC PrM	New York Stock Exchange
5.375% Non-Cumulative Preferred Stock, Series KK
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrN	New York Stock Exchange
of 5.000% Non-Cumulative Preferred Stock, Series LL
Depositary Shares, each representing a 1/1,000th interest in a share of	BAC PrO	New York Stock Exchange
4.375% Non-Cumulative Preferred Stock, Series NN
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
Yes ☐ No ☑
On October 29, 2020, there were 8,650,789,694 shares of Bank of America Corporation Common Stock outstanding.

Bank of America 2

Bank of America Corporation and Subsidiaries
September 30, 2020
Form 10-Q
INDEX
Part I. Financial Information

1 Bank of America

Part II. Other Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Bank of America Corporation (the “Corporation”) and its management may make certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipates,” “targets,” “expects,” “hopes,” “estimates,” “intends,” “plans,” “goals,” “believes,” “continue” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” Forward-looking statements represent the Corporation’s current expectations, plans or forecasts of its future results, revenues, provision for credit losses, expenses, efficiency ratio, capital measures, strategy, and future business and economic conditions more generally, and other future matters. These statements are not guarantees of future results or performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of our 2019 Annual Report on Form 10-K and in any of the Corporation’s subsequent Securities and Exchange Commission filings: the Corporation’s potential judgments, claims, damages, penalties, fines and reputational damage resulting from pending or future litigation and regulatory and government actions, including as a result of our participation in and execution of government programs related to the Coronavirus Disease 2019 (COVID-19) pandemic; the possibility that the Corporation’s future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, regulatory, and representations and warranties exposures; the possibility that the Corporation could face increased servicing, fraud, indemnity, contribution or other claims from one or more counterparties, including trustees, purchasers of loans, underwriters, issuers, monolines, private-label and other investors, or other parties involved in securitizations; the Corporation’s ability to resolve representations and warranties repurchase and related claims, including claims brought by investors or trustees seeking to avoid the statute of limitations for repurchase claims; the risks related to the discontinuation of the London Interbank Offered Rate and other reference rates, including increased expenses and litigation and the effectiveness of hedging strategies; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates, inflation, currency exchange rates, economic conditions, trade policies and tensions, including tariffs, and potential geopolitical instability; the impact of the interest rate environment on the Corporation’s business, financial condition and results of operations; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties; the Corporation’s ability to achieve its expense targets and expectations regarding revenue, net interest income, provision for credit losses, net charge-offs, effective tax rate, loan growth or other projections; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements, stress capital buffer requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of regulations, other guidance or additional information on the impact from the Tax Cuts and Jobs Act; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including, but not limited to, recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards, derivatives regulations and the Coronavirus Aid, Relief, and Economic Security Act and any similar or related rules and regulations; a failure or disruption in or breach of the Corporation’s operational or security systems or infrastructure, or those of third parties, including as a result of cyber attacks or campaigns; the impact on the Corporation’s business, financial condition and results of operations from the United Kingdom's exit from the European Union; the impact of any future federal government shutdown and uncertainty regarding the federal government’s debt limit or changes to the U.S. presidential administration and Congress; the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the COVID-19 pandemic and its impact on the U.S. and/or global economy, financial market conditions and our business, results of operations and financial condition; the impact of natural disasters, military conflict, terrorism or other geopolitical events; and other matters.
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

Bank of America 2

Throughout the MD&A, the Corporation uses certain acronyms and abbreviations which are defined in the Glossary.
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our banking and various nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At September 30, 2020, the Corporation had $2.7 trillion in assets and a headcount of approximately 211,000 employees.
As of September 30, 2020, we served clients through operations across the U.S., its territories and approximately 35 countries. Our retail banking footprint covers all major markets in the U.S., and we serve approximately 66 million consumer and small business clients with approximately 4,300 retail financial centers, approximately 17,000 ATMs, and leading digital banking platforms (www.bankofamerica.com) with more than 39 million active users, including approximately 31 million active mobile users. We offer industry-leading support to approximately three million small business households. Our wealth management businesses, with client balances of $3.1 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
Recent Developments
Capital Management
In June 2020, the Board of Governors of the Federal Reserve System (Federal Reserve) notified BHCs of their 2020 Comprehensive Capital Analysis and Review (CCAR) supervisory stress test results, which included a preliminary stress capital buffer (SCB) that was finalized in August 2020. Based on our results, we are subject to a 2.5 percent SCB for the period beginning October 1, 2020 and ending on September 30, 2021.
Due to economic uncertainty resulting from the Coronavirus Disease 2019 (COVID-19) pandemic, the Federal Reserve required all large banks to suspend share repurchase programs in the third quarter of 2020, except for repurchases to offset shares awarded under equity-based compensation plans, and to limit dividends to existing rates that do not exceed the average of the last four quarters’ net income. In September 2020, the Federal Reserve announced that these measures would remain in place for the fourth quarter of 2020. Large banks will also be required to resubmit and update their capital plans in November
2020 based on the Federal Reserve’s updated supervisory stress test scenarios. The Federal Reserve announced that they will publish the results of the additional supervisory stress tests by December 31, 2020.
On October 21, 2020, the Board of Directors (the Board) declared a quarterly common stock dividend at the current rate of $0.18 per share. We intend to maintain the quarterly common stock dividend at this rate until further notice, subject to approval by the Board. For more information on our capital resources, see Capital Management on page 23.
COVID-19 Pandemic
As previously disclosed, in the first quarter of 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. In an attempt to contain the spread and impact of the COVID-19 pandemic, travel bans and restrictions, quarantines, shelter-in-place orders and limitations on business activity have been implemented. Additionally, there has been a decline in global economic activity, reduced U.S. and global economic output and a deterioration in macroeconomic conditions in the U.S. and globally. This has resulted in, among other things, high rates of unemployment and underemployment and caused volatility and disruptions in the global financial markets, including the energy and commodity markets. Although some restrictive measures have been eased in certain areas, businesses, market participants, our counterparties and clients, and the U.S. and global economies have been negatively impacted and are likely to be so for an extended period of time, as there remains significant uncertainty about the timing and strength of an economic recovery.
In response to the pandemic, the Corporation has implemented protocols and processes to execute its business continuity plans and help protect its employees and support its clients. The Corporation is managing its response to the COVID-19 pandemic according to its Enterprise Response Framework, which invokes centralized management of the crisis event and the integration of its response. The CEO and key members of the Corporation’s management team meet regularly with co-leaders of the Executive Response Team, which is composed of senior executives across the Corporation, to help drive decisions, communications and consistency of response across all businesses and functions. We are also coordinating with global, regional and local authorities and health experts, including the U.S. Centers for Disease Control and Prevention (CDC) and the World Health Organization.
Additionally, we have implemented a number of measures to assist our employees, clients and the communities we serve as discussed below.
Employees
We are providing support to our teammates to help promote the health and safety of our employees by monitoring guidance from the CDC, medical boards and health authorities and sharing such guidance with our employees. We are also operating our businesses from remote locations and leveraging our business continuity plans and capabilities.
The Corporation has globally implemented a work-from-home posture, which has resulted in the substantial majority of our employees working from home, and pre-planned contingency strategies for site-based operations for our remaining employees. We continue to evaluate our continuity plans and work-from-home strategy in an effort to best protect the health and safety of our employees.

3 Bank of America

Clients
We continue to leverage our business continuity plans and capabilities to service our clients and meet our clients’ financial needs by offering assistance to clients affected by the COVID-19 pandemic and providing access to credit and the important financial services on which our clients rely. We are also participating in the programs created by the Coronavirus Aid, Relief and Economic Security (CARES Act) and Federal Reserve lending programs for businesses, such as the Paycheck Protection Program (PPP) and Main Street Lending Program, as well as other measures. While most of our deferral programs expired in the third quarter of 2020, we continue to offer assistance on a case-by-case basis when requested by clients affected by the COVID-19 pandemic.
As of September 30 2020, we had approximately 343,000 PPP loans outstanding with balances totaling $24.7 billion, which were recorded in the Consumer, GWIM and Global Banking segments. In addition, we have begun to process applications for forgiveness. For more information on PPP loans, see Credit Risk Management on page 31, and for more information on accounting for PPP loans and loan modifications under the CARES Act, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Community Partners
We continue to support the communities where we live and work by engaging in various initiatives to help those affected by COVID-19. These initiatives include committing resources to provide medical supplies, food and other necessities for those in need. We are also supporting racial equality, economic opportunity and environmental sustainability through direct equity investments in minority-owned depository institutions, equity investments in minority entrepreneurs, businesses and funds, as well as other initiatives.

Risk Management
We continue to manage the increased operational risk related to the execution of our business continuity plans in accordance with our Enterprise Response Framework, Risk Framework and Operational Risk Management Program. For more information, see Managing Risk on page 23.
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
We have provided borrowers with relief from the economic impacts of COVID-19 through payment deferral and forbearance programs. A significant portion of deferrals expired in the third quarter of 2020, reflecting a decline in customer requests for assistance.
As of October 21, 2020, deferred consumer and small business loans recorded on the Consolidated Balance Sheet totaled $9.8 billion, consisting of $9.0 billion of residential mortgage and home equity loans, including loans serviced by others, that are well-collateralized, $298 million of consumer credit card loans and $582 million of small business and consumer vehicle loans. For deferred residential mortgage and home equity loans, the weighted average loan-to-value (LTV) and combined LTV (CLTV) ratios were 61 percent and 57 percent, respectively. Of the consumer credit card loans for which payment deferral programs have expired, 91 percent of cardholders have made at least one payment since exiting deferral.
As of October 21, 2020, excluding small business, deferred commercial balances totaled $1.4 billion, or 0.29 percent of total commercial loans.
Other Related Matters
Although the macroeconomic outlook improved modestly in the three months ended September 30, 2020, the future direct and indirect impact of COVID-19 on our businesses, results of operations and financial condition of the Corporation remain highly uncertain. Should current economic conditions persist or deteriorate, this macroeconomic environment will have a continued adverse effect on our businesses and results of operations and could have an adverse effect on our financial condition. For more information on how the risks related to the COVID-19 pandemic may adversely affect our businesses, results of operations and financial condition, see Part II, Item 1A. Risk Factors on page 105.
LIBOR and Other Benchmark Rates
As previously disclosed, to facilitate an orderly transition from Interbank Offered Rates (IBORs) and other benchmark rates to alternative reference rates (ARRs), the Corporation has established an enterprise-wide program to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including the London Interbank Offered Rate (LIBOR). As part of this program, the Corporation continues to identify, assess and monitor risks associated with the expected discontinuation or unavailability of LIBOR and other benchmarks. Additionally, the Corporation continues to evaluate and address documentation and contractual mechanics of outstanding IBOR-based products and contracts that may mature after LIBOR is no longer deemed a representative benchmark, as well as new and potential future ARR-based products and contracts to achieve operational readiness.
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
As the markets for ARRs continue to grow, the Corporation continues to monitor and participate in the development and usage of ARRs, including the Secured Overnight Financing Rate (SOFR) and the Sterling Overnight Index Average (SONIA). The Corporation issued debt and deposits linked to SOFR and SONIA, facilitated debt issuances by clients linked to SOFR and SONIA, and executed SOFR- and SONIA-based derivative contracts to make markets and facilitate client activities.

Bank of America 4

In accordance with the industry-wide transition from IBORs to ARRs, central clearing counterparties (CCPs) in Europe and the U.S., which act as intermediaries and require collateral deposits for the clearing and settlement of interest rate swap products and other derivatives, changed the interest rate used to calculate amounts due to counterparties for collateral deposits posted with them from the European Overnight Index Average (EONIA) to the Euro Short-Term Rate (ESTR) and the Effective Fed Funds Rate (EFFR) to SOFR in July and October 2020, respectively. In connection with this transition, the Corporation updated its operational models, systems, procedures and internal infrastructure. The earnings impact from the changes in net valuations of these derivatives was not significant at the point of conversion, as the Corporation either provided or received compensation to/from the CCPs. Additionally, in October 2020, the Corporation and certain of its subsidiaries adhered to the International Swaps and Derivatives Association, Inc. 2020 IBOR Fallbacks Protocol, effective January 25, 2021, which provides a mechanism to enable market participants to incorporate fallbacks for certain legacy non-cleared derivatives linked to certain IBORs.
The Corporation continues to monitor the impact of COVID-19 on the market and industry transition to ARRs, including the readiness of impacted clients and their operational readiness to transition to ARRs. For more information on the expected replacement of LIBOR and other benchmark rates, see
Executive Summary - Recent Developments - LIBOR and Other Benchmark Rates in the MD&A and Item 1A. Risk Factors - Other of the Corporation’s 2019 Annual Report on Form 10-K. For more information about the Corporation's risks related to the COVID-19 pandemic, see Part II, Item 1A. Risk Factors on page 105.
Merchant Services Joint Venture
Prior to July 1, 2020, a significant portion of our merchant processing activity was performed by a joint venture in which we held a 49 percent ownership interest. Effective July 1, 2020, the Corporation received its share of the joint venture's merchant contracts and began performing merchant processing services for these merchants. The Corporation records merchant revenue in card income with the related costs in noninterest expense in the Consolidated Statement of Income. For more information, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.
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

Table 1	Summary Income Statement and Selected Financial Data

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2020	2019	2020	2019
Income statement
Net interest income	$10,129	$12,187	$33,107	$36,751
Noninterest income	10,207	10,620	32,322	32,144
Total revenue, net of interest expense	20,336	22,807	65,429	68,895
Provision for credit losses	1,389	779	11,267	2,649
Noninterest expense	14,401	15,169	41,286	41,661
Income before income taxes	4,546	6,859	12,876	24,585
Income tax expense	(335)	1,082	452	4,149
Net income	4,881	5,777	12,424	20,436
Preferred stock dividends	441	505	1,159	1,186
Net income applicable to common shareholders	$4,440	$5,272	$11,265	$19,250

Per common share information
Earnings	$0.51	$0.57	$1.29	$2.02
Diluted earnings	0.51	0.56	1.28	2.01
Dividends paid	0.18	0.18	0.54	0.48
Performance ratios
Return on average assets (1)	0.71%	0.95%	0.63%	1.14%
Return on average common shareholders’ equity (1)	7.24	8.48	6.20	10.49
Return on average tangible common shareholders’ equity (2)	10.16	11.84	8.71	14.67
Efficiency ratio (1)	70.81	66.51	63.10	60.47
			September 30 2020	December 31 2019

Balance sheet
Total loans and leases			$955,172	$983,426
Total assets			2,738,452	2,434,079
Total deposits			1,702,880	1,434,803
Total liabilities			2,469,602	2,169,269
Total common shareholders’ equity			245,423	241,409
Total shareholders’ equity			268,850	264,810
(1)For definitions, see Key Metrics on page 104.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most closely related financial measures defined by accounting principles generally accepted in the United States of America, see Non-GAAP Reconciliations on page 51.

5 Bank of America

Net income was $4.9 billion and $12.4 billion, or $0.51 and $1.28 per diluted share, for the three and nine months ended September 30, 2020 compared to $5.8 billion and $20.4 billion, or $0.56 and $2.01 per diluted share, for the same periods in 2019. The decline in net income was primarily due to higher provision for credit losses driven by the weaker economic outlook related to COVID-19 and lower net interest income, partially offset by a $2.1 billion pretax impairment charge related to the notice of the termination of the merchant services joint venture in the prior year.
Total assets increased $304.4 billion from December 31, 2019 to $2.7 trillion primarily driven by an increase in cash and cash equivalents, debt securities and federal funds sold and securities borrowed or purchased under agreements to resell primarily due to cash deployed from higher deposit balances. The increase in assets was partially offset by lower loans and leases primarily driven by a decline in credit card originations and promotional balances, mortgage paydowns and lower origination volumes.
Total liabilities increased $300.3 billion from December 31, 2019 to $2.5 trillion primarily driven by higher deposit inflows resulting from government stimulus actions and client responses to market volatility as clients improved their liquidity positions. The increase in liabilities was also due to higher federal funds purchased and securities loaned or sold under agreements to repurchase primarily due to higher inventory in Fixed Income, Currencies and Commodities (FICC) within Global Markets. Long-term debt also increased primarily driven by valuations due to lower interest rates, as well as debt issuances.
Shareholders’ equity increased $4.0 billion from December 31, 2019 primarily due to net income and market value increases on debt securities, partially offset by returns of capital to shareholders through common stock repurchases and common and preferred stock dividends as well as the impact of the adoption of the new credit loss accounting standard.
Net Interest Income
Net interest income decreased $2.1 billion to $10.1 billion, and $3.6 billion to $33.1 billion for the three and nine months ended September 30, 2020 compared to the same periods in 2019. Net interest yield on a fully taxable-equivalent (FTE) basis decreased 69 basis points (bps) to 1.72 percent, and 49 bps to 1.96 percent for the same periods. The decrease in net interest income was primarily driven by lower interest rates, partially offset by reduced deposit and funding costs, the deployment of excess deposits into securities and an additional day of interest accrual. We expect net interest income to remain relatively flat or to modestly increase in the fourth quarter of 2020 as compared to the third quarter of 2020 assuming economic conditions do not deteriorate and interest rates remain stable as compared to September 30, 2020. For more information on net interest yield and the FTE basis, see Supplemental Financial Data on page 8, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 48.
Noninterest Income

Table 2	Noninterest Income

		Three Months Ended September 30		Nine Months Ended September 30

(Dollars in millions)		2020	2019	2020	2019
Fees and commissions:
Card income		$1,568	$1,465	$4,089	$4,286
Service charges		1,817	1,975	5,282	5,717
Investment and brokerage services		3,623	3,494	10,803	10,324
Investment banking fees		1,769	1,533	5,316	4,168
Total fees and commissions		8,777	8,467	25,490	24,495
Market making and similar activities		1,689	2,118	6,983	7,267
Other income		(259)	35	(151)	382
Total noninterest income		$10,207	$10,620	$32,322	$32,144
Noninterest income decreased $413 million to $10.2 billion and increased $178 million to $32.3 billion for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The following highlights the significant changes.
●    Card income increased $103 million for the three-month period and decreased $197 million for the nine-month period. The increase in the three-month period was primarily driven by higher income related to the processing of unemployment insurance and higher merchant processing, partially offset by lower client activity related to the impact of COVID-19. The decrease in the nine-month period was primarily due to lower levels of consumer spending driven by the impact of COVID-19.
●    Service charges decreased $158 million and $435 million primarily due to higher deposit balances and lower client activity due to the impact of COVID-19.
●    Investment and brokerage services income increased $129 million and $479 million primarily due to higher client transactional activity, higher market valuations and assets under management (AUM) flows, partially offset by declines in AUM pricing.
●    Investment banking fees increased $236 million and $1.1 billion primarily due to higher equity underwriting fees and for the nine-month period, higher debt underwriting fees, as well.
●    Market making and similar activities decreased $429 million and $284 million. The decrease in both periods was primarily due to the impact of lower U.S. interest rates on certain risk management derivatives. The decrease in the nine-month period was also partially offset by increased client activity and strong trading performance in FICC.
●    Other income decreased $294 million and $533 million. The decrease in the three-month period was primarily due to higher partnership losses on tax credit investments, primarily affordable housing and renewable energy, as well as loan sales in the prior period. The decrease in the nine-month period was primarily due to lower equity investment income and higher partnership losses on tax credit investments.

Bank of America 6

Provision for Credit Losses
The provision for credit losses increased $610 million to $1.4 billion, and $8.6 billion to $11.3 billion for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily driven by higher ECL due to a weaker economic outlook related to COVID-19. For more information on the provision for credit losses, see Allowance for Credit Losses on page 44.
Noninterest Expense

Table 3	Noninterest Expense

		Three Months Ended September 30		Nine Months Ended September 30

(Dollars in millions)		2020	2019	2020	2019
Compensation and benefits		$8,200	$7,779	$24,535	$24,000
Occupancy and equipment		1,798	1,663	5,302	4,908
Information processing and communications		1,333	1,163	3,807	3,484
Product delivery and transaction related		930	696	2,518	2,067
Marketing		308	440	1,238	1,410
Professional fees		450	386	1,206	1,155
Other general operating		1,382	3,042	2,680	4,637
Total noninterest expense		$14,401	$15,169	$41,286	$41,661
Noninterest expense decreased $768 million to $14.4 billion, and $375 million to $41.3 billion for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The decrease was primarily due to a $2.1 billion pretax impairment charge related to the notice of termination of the merchant services joint venture recorded in the prior-year periods, partially offset by the impact of COVID-19 related expense, as well as higher litigation expense. Absent unexpected changes, we expect noninterest expense will be approximately $13.7 billion in the fourth quarter of 2020 assuming both lower COVID-19 related costs and litigation expense.
Income Tax Expense

Table 4	Income Tax Expense

		Three Months Ended September 30		Nine Months Ended September 30

(Dollars in millions)		2020	2019	2020	2019
Income before income taxes		$4,546	$6,859	$12,876	$24,585
Income tax expense		(335)	1,082	452	4,149
Effective tax rate		(7.4)%	15.8%	3.5%	16.9%
The changes in the effective tax rates for the three and nine months ended September 30, 2020 compared to the same periods a year ago were driven by the impact of our recurring tax preference benefits on the lower levels of pretax income and the impact of the U.K. tax law change discussed below. Our recurring tax preference benefits primarily consist of tax credits from investments in affordable housing and renewable energy, aligning with our responsible growth strategy to address global sustainability challenges. We expect the effective tax rate for the fourth quarter of 2020 to be approximately 10 percent, excluding unusual items. Absent these tax credits, the effective tax rate would be approximately 26 percent.
On July 22, 2020, the U.K. enacted a reversal of the final two percent of scheduled decreases in the U.K. corporation tax rate, which had been previously enacted. This change will unfavorably affect income tax expense on future U.K. earnings, and requires a reversal of the adjustment to the U.K. net deferred tax assets recognized at the time the related tax rate decrease was originally enacted. Accordingly, during the third quarter of 2020, the Corporation recorded a positive income tax adjustment of approximately $700 million along with a corresponding increase to the U.K. net deferred tax assets.

7 Bank of America

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
We believe ratios utilizing tangible equity provide additional useful information because they present measures of those assets that can generate income. Tangible book value per common share provides additional useful information about the level of tangible assets in relation to outstanding shares of common stock.
The aforementioned supplemental data and performance measures are presented in Tables 5 and 6.
For more information on the reconciliation of these non-GAAP financial measures to the corresponding GAAP financial measures, see Non-GAAP Reconciliations on page 51.
Key Performance Indicators
We present certain key financial and nonfinancial performance indicators (key performance indicators) that management uses when assessing our consolidated and/or segment results. We believe they are useful to investors because they provide additional information about our underlying operational performance and trends. These key performance indicators (KPIs) may not be defined or calculated in the same way as similar KPIs used by other companies. For information on how these metrics are defined, see Key Metrics on page 104.
Our consolidated key performance indicators, which include various equity and credit metrics, are presented in Table 1 on page 5 and/or Table 5 on page 9.
For information on key segment performance metrics, see Business Segment Operations on page 12.

Bank of America 8

Table 5	Selected Financial Data

	2020 Quarters			2019 Quarters		Nine Months Ended September 30
(In millions, except per share information)	Third	Second	First	Fourth	Third	2020	2019
Income statement
Net interest income	$10,129	$10,848	$12,130	$12,140	$12,187	$33,107	$36,751
Noninterest income	10,207	11,478	10,637	10,209	10,620	32,322	32,144
Total revenue, net of interest expense	20,336	22,326	22,767	22,349	22,807	65,429	68,895
Provision for credit losses	1,389	5,117	4,761	941	779	11,267	2,649
Noninterest expense	14,401	13,410	13,475	13,239	15,169	41,286	41,661
Income before income taxes	4,546	3,799	4,531	8,169	6,859	12,876	24,585
Income tax expense	(335)	266	521	1,175	1,082	452	4,149
Net income	4,881	3,533	4,010	6,994	5,777	12,424	20,436
Net income applicable to common shareholders	4,440	3,284	3,541	6,748	5,272	11,265	19,250
Average common shares issued and outstanding	8,732.9	8,739.9	8,815.6	9,017.1	9,303.6	8,762.6	9,516.2
Average diluted common shares issued and outstanding	8,777.5	8,768.1	8,862.7	9,079.5	9,353.0	8,800.5	9,565.7
Performance ratios
Return on average assets (1)	0.71%	0.53%	0.65%	1.13%	0.95%	0.63%	1.14%
Four-quarter trailing return on average assets (2)	0.75	0.81	0.99	1.14	1.17	n/a	n/a
Return on average common shareholders’ equity (1)	7.24	5.44	5.91	11.00	8.48	6.20	10.49
Return on average tangible common shareholders’ equity (1)	10.16	7.63	8.32	15.43	11.84	8.71	14.67
Return on average shareholders’ equity (1)	7.26	5.34	6.10	10.40	8.48	6.24	10.19
Return on average tangible shareholders’ equity (3)	9.84	7.23	8.29	14.09	11.43	8.46	13.78
Total ending equity to total ending assets	9.82	9.69	10.11	10.88	11.06	9.82	11.06
Total average equity to total average assets	9.76	9.85	10.60	10.89	11.21	10.05	11.22
Dividend payout	35.36	47.87	44.57	23.90	31.48	41.90	23.56
Per common share data
Earnings	$0.51	$0.38	$0.40	$0.75	$0.57	$1.29	$2.02
Diluted earnings	0.51	0.37	0.40	0.74	0.56	1.28	2.01
Dividends paid	0.18	0.18	0.18	0.18	0.18	0.54	0.48
Book value (1)	28.33	27.96	27.84	27.32	26.96	28.33	26.96
Tangible book value (3)	20.23	19.90	19.79	19.41	19.26	20.23	19.26
Market capitalization	$208,656	$205,772	$184,181	$311,209	$264,842	$208,656	$264,842
Average balance sheet
Total loans and leases	$974,018	$1,031,387	$990,283	$973,986	$964,733
Total assets	2,739,684	2,704,186	2,494,928	2,450,005	2,412,223
Total deposits	1,695,488	1,658,197	1,439,336	1,410,439	1,375,052
Long-term debt	224,254	221,167	210,816	206,026	202,620
Common shareholders’ equity	243,896	242,889	241,078	243,439	246,630
Total shareholders’ equity	267,323	266,316	264,534	266,900	270,430
Asset quality
Allowance for credit losses (4)	$21,506	$21,091	$17,126	$10,229	$10,242
Nonperforming loans, leases and foreclosed properties (5)	4,730	4,611	4,331	3,837	3,723
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	2.07%	1.96%	1.51%	0.97%	0.98%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	431	441	389	265	271
Net charge-offs	$972	$1,146	$1,122	$959	$811
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.40%	0.45%	0.46%	0.39%	0.34%
Capital ratios at period end (6)
Common equity tier 1 capital	11.9%	11.4%	10.8%	11.2%	11.4%
Tier 1 capital	13.5	12.9	12.3	12.6	12.9
Total capital	16.1	14.8	14.6	14.7	15.1
Tier 1 leverage	7.4	7.4	7.9	7.9	8.2
Supplementary leverage ratio	6.9	7.1	6.4	6.4	6.6
Tangible equity (3)	7.4	7.3	7.7	8.2	8.4
Tangible common equity (3)	6.6	6.5	6.7	7.3	7.4
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets	26.9%	26.0%	24.6%	24.6%	24.8%
Total loss-absorbing capacity to supplementary leverage exposure	13.7	14.2	12.8	12.5	12.7
Eligible long-term debt to risk-weighted assets	12.9	12.4	11.6	11.5	11.4
Eligible long-term debt to supplementary leverage exposure	6.6	6.7	6.1	5.8	5.8
(1)For definitions, see Key Metrics on page 104.
(2)Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.
(3)Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 8 and Non-GAAP Reconciliations on page 51.
(4)Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.
(5)Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 36 and corresponding Table 26 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 41 and corresponding Table 33.
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 23.
n/a = not applicable

9 Bank of America

Table 6	Quarterly Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	Third Quarter 2020			Third Quarter 2019
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$245,682	$10	0.02%	$122,033	$453	1.47%
Time deposits placed and other short-term investments	7,686	(4)	(0.25)	9,863	47	1.87
Federal funds sold and securities borrowed or purchased under agreements to resell	384,221	55	0.06	269,129	1,242	1.83
Trading account assets	146,972	960	2.60	157,818	1,338	3.37
Debt securities	533,261	2,147	1.63	447,126	2,856	2.56
Loans and leases (2):
Residential mortgage	237,414	1,811	3.05	224,084	1,937	3.46
Home equity	37,897	284	2.99	43,616	552	5.03
Credit card	81,309	2,086	10.20	94,370	2,581	10.85
Direct/Indirect and other consumer (3)	89,559	593	2.63	90,813	824	3.59
Total consumer	446,179	4,774	4.26	452,883	5,894	5.18
U.S. commercial	343,533	2,099	2.43	324,436	3,279	4.01
Non-U.S. commercial	102,938	531	2.05	105,003	905	3.42
Commercial real estate (4)	63,262	393	2.47	62,185	687	4.38
Commercial lease financing	18,106	138	3.04	20,226	182	3.58
Total commercial	527,839	3,161	2.38	511,850	5,053	3.92
Total loans and leases	974,018	7,935	3.25	964,733	10,947	4.51
Other earning assets	83,086	497	2.39	68,018	1,181	6.90
Total earning assets	2,374,926	11,600	1.95	2,038,720	18,064	3.52
Cash and due from banks	32,714			25,588
Other assets, less allowance for loan and lease losses	332,044			347,915
Total assets	$2,739,684			$2,412,223
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$61,228	$1	0.01%	$51,277	$1	0.01%
Demand and money market deposit accounts	842,987	93	0.04	741,602	1,172	0.63
Consumer CDs and IRAs	45,921	84	0.73	49,811	136	1.08
Negotiable CDs, public funds and other deposits	57,499	31	0.21	63,936	354	2.19
Total U.S. interest-bearing deposits	1,007,635	209	0.08	906,626	1,663	0.73
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	1,108	—	0.08	1,721	5	1.13
Governments and official institutions	177	—	—	188	—	0.02
Time, savings and other	74,200	18	0.10	70,234	212	1.20
Total non-U.S. interest-bearing deposits	75,485	18	0.09	72,143	217	1.19
Total interest-bearing deposits	1,083,120	227	0.08	978,769	1,880	0.76
Federal funds purchased, securities loaned or sold under agreements to repurchase, short-term borrowings and other interest-bearing liabilities	286,582	(24)	(0.03)	280,123	1,876	2.66
Trading account liabilities	39,689	212	2.13	45,750	303	2.63
Long-term debt	224,254	942	1.67	202,620	1,670	3.28
Total interest-bearing liabilities	1,633,645	1,357	0.33	1,507,262	5,729	1.51
Noninterest-bearing sources:
Noninterest-bearing deposits	612,368			396,283
Other liabilities (5)	226,348			238,248
Shareholders’ equity	267,323			270,430
Total liabilities and shareholders’ equity	$2,739,684			$2,412,223
Net interest spread			1.62%			2.01%
Impact of noninterest-bearing sources			0.10			0.40
Net interest income/yield on earning assets (6)		$10,243	1.72%		$12,335	2.41%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 48.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes non-U.S. consumer loans of $2.9 billion for both the third quarter of 2020 and 2019.
(4)Includes U.S. commercial real estate loans of $59.6 billion and $57.6 billion, and non-U.S. commercial real estate loans of $3.7 billion and $4.5 billion for the third quarter of 2020 and 2019.
(5)Includes $34.2 billion and $38.1 billion of structured notes and liabilities for the third quarter of 2020 and 2019.
(6)Net interest income includes FTE adjustments of $114 million and $148 million for the third quarter of 2020 and 2019.

Bank of America 10

Table 7	Year-to-Date Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
	Nine Months Ended September 30
(Dollars in millions)	2020			2019
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$230,265	$311	0.18%	$126,416	$1,454	1.54%
Time deposits placed and other short-term investments	9,070	31	0.45	9,377	167	2.38
Federal funds sold and securities borrowed or purchased under agreements to resell	325,356	900	0.37	274,822	3,746	1.82
Trading account assets	149,002	3,247	2.91	148,368	4,016	3.62
Debt securities	491,664	7,477	2.05	445,104	9,051	2.71
Loans and leases (2):
Residential mortgage	239,623	5,678	3.16	216,744	5,698	3.51
Home equity	39,078	1,013	3.46	45,735	1,732	5.06
Credit card	87,302	6,690	10.24	94,333	7,622	10.80
Direct/Indirect and other consumer (3)	89,824	1,962	2.92	90,567	2,475	3.65
Total consumer	455,827	15,343	4.49	447,379	17,527	5.23
U.S. commercial	349,616	7,407	2.83	319,621	10,010	4.19
Non-U.S. commercial	110,096	1,975	2.40	103,625	2,685	3.46
Commercial real estate (4)	64,062	1,406	2.93	61,612	2,109	4.58
Commercial lease financing	18,872	427	3.02	20,932	550	3.50
Total commercial	542,646	11,215	2.76	505,790	15,354	4.06
Total loans and leases	998,473	26,558	3.55	953,169	32,881	4.61
Other earning assets	81,079	1,986	3.27	67,431	3,445	6.83
Total earning assets	2,284,909	40,510	2.37	2,024,687	54,760	3.61
Cash and due from banks	30,663			25,787
Other assets, less allowance for loan and lease losses	331,035			340,469
Total assets	$2,646,607			$2,390,943
Interest-bearing liabilities
U.S. interest-bearing deposits:
Savings	$56,271	$4	0.01%	$52,604	$4	0.01%
Demand and money market deposit accounts	821,324	898	0.15	736,613	3,557	0.65
Consumer CDs and IRAs	50,040	358	0.96	45,688	315	0.92
Negotiable CDs, public funds and other deposits	68,964	296	0.57	66,618	1,129	2.27
Total U.S. interest-bearing deposits	996,599	1,556	0.21	901,523	5,005	0.74
Non-U.S. interest-bearing deposits:
Banks located in non-U.S. countries	1,604	3	0.27	2,044	16	1.03
Governments and official institutions	174	—	0.02	182	—	0.06
Time, savings and other	74,660	225	0.40	67,740	619	1.22
Total non-U.S. interest-bearing deposits	76,438	228	0.40	69,966	635	1.21
Total interest-bearing deposits	1,073,037	1,784	0.22	971,489	5,640	0.78
Federal funds purchased, securities loaned or sold under agreements to repurchase, short-term borrowings and other interest-bearing liabilities	295,483	1,024	0.46	274,550	5,725	2.79
Trading account liabilities	42,838	764	2.38	46,122	967	2.80
Long-term debt	218,766	3,445	2.10	200,139	5,227	3.49
Total interest-bearing liabilities	1,630,124	7,017	0.58	1,492,300	17,559	1.57
Noninterest-bearing sources:
Noninterest-bearing deposits	524,994			398,689
Other liabilities (5)	225,427			231,731
Shareholders’ equity	266,062			268,223
Total liabilities and shareholders’ equity	$2,646,607			$2,390,943
Net interest spread			1.79%			2.04%
Impact of noninterest-bearing sources			0.17			0.41
Net interest income/yield on earning assets (6)		$33,493	1.96%		$37,201	2.45%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 48.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes non-U.S. consumer loans of $2.9 billion for both the nine months ended September 30, 2020 and 2019.
(4)Includes U.S. commercial real estate loans of $60.4 billion and $57.0 billion, and non-U.S. commercial real estate loans of $3.7 billion and $4.6 billion for the nine months ended September 30, 2020 and 2019.
(5)Includes $35.1 billion and $34.9 billion of structured notes and liabilities for the nine months ended September 30, 2020 and 2019.
(6)Net interest income includes FTE adjustments of $386 million and $450 million for the nine months ended September 30, 2020 and 2019.

11 Bank of America

Business Segment Operations
Segment Description and Basis of Presentation
We report our results of operations through four business segments: Consumer Banking, GWIM, Global Banking and Global Markets, with the remaining operations recorded in All Other. We manage our segments and report their results on an FTE basis. For more information, see Business Segment Operations in the MD&A of the Corporation’s 2019 Annual Report on Form 10-K.
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
Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
	Three Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019	2020	2019	% Change
Net interest income	$3,244	$4,196	$2,646	$2,835	$5,890	$7,031	(16)%
Noninterest income:
Card income	(3)	(11)	1,224	1,300	1,221	1,289	(5)
Service charges	836	1,098	1	—	837	1,098	(24)
All other income	85	232	6	74	91	306	(70)
Total noninterest income	918	1,319	1,231	1,374	2,149	2,693	(20)
Total revenue, net of interest expense	4,162	5,515	3,877	4,209	8,039	9,724	(17)

Provision for credit losses	59	84	420	833	479	917	(48)
Noninterest expense	2,938	2,664	1,904	1,735	4,842	4,399	10
Income before income taxes	1,165	2,767	1,553	1,641	2,718	4,408	(38)
Income tax expense	285	678	381	402	666	1,080	(38)
Net income	$880	$2,089	$1,172	$1,239	$2,052	$3,328	(38)

Effective tax rate (1)					24.5%	24.5%

Net interest yield	1.52%	2.37%	3.35%	3.76%	2.61	3.77
Return on average allocated capital	29	69	18	20	21	36
Efficiency ratio	70.60	48.29	49.10	41.23	60.23	45.23

Balance Sheet
	Three Months Ended September 30
Average	2020	2019	2020	2019	2020	2019	% Change
Total loans and leases	$5,046	$5,404	$313,705	$298,428	$318,751	$303,832	5%
Total earning assets (2)	849,189	703,926	314,079	299,041	896,867	739,802	21
Total assets (2)	886,406	735,913	316,107	308,991	936,112	781,739	20
Total deposits	853,452	703,628	7,547	5,711	860,999	709,339	21
Allocated capital	12,000	12,000	26,500	25,000	38,500	37,000	4
(1)Estimated at the segment level only.
(2)In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.

Bank of America 12

	Deposits		Consumer Lending		Total Consumer Banking
	Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019	2020	2019	% Change
Net interest income	$10,491	$12,867	$8,252	$8,386	$18,743	$21,253	(12)%
Noninterest income:
Card income	(15)	(24)	3,399	3,778	3,384	3,754	(10)
Service charges	2,537	3,162	1	1	2,538	3,163	(20)
All other income	244	673	111	230	355	903	(61)
Total noninterest income	2,766	3,811	3,511	4,009	6,277	7,820	(20)
Total revenue, net of interest expense	13,257	16,678	11,763	12,395	25,020	29,073	(14)

Provision for credit losses	328	173	5,433	2,665	5,761	2,838	103
Noninterest expense	8,532	7,993	5,539	5,185	14,071	13,178	7
Income before income taxes	4,397	8,512	791	4,545	5,188	13,057	(60)
Income tax expense	1,077	2,086	194	1,113	1,271	3,199	(60)
Net income	$3,320	$6,426	$597	$3,432	$3,917	$9,858	(60)

Effective tax rate (1)					24.5%	24.5%

Net interest yield	1.76%	2.46%	3.51%	3.83%	2.98	3.87
Return on average allocated capital	37	72	3	18	14	36
Efficiency ratio	64.36	47.92	47.09	41.84	56.24	45.33

Balance Sheet
	Nine Months Ended September 30
Average	2020	2019	2020	2019	2020	2019	% Change
Total loans and leases	$5,264	$5,350	$313,820	$292,188	$319,084	$297,538	7%
Total earning assets (2)	794,370	699,944	314,275	292,641	838,792	735,014	14
Total assets (2)	829,505	731,593	318,214	302,862	877,866	776,884	13
Total deposits	796,591	699,280	6,411	5,242	803,002	704,522	14
Allocated capital	12,000	12,000	26,500	25,000	38,500	37,000	4

Period end	September 30 2020	December 31 2019	September 30 2020	December 31 2019	September 30 2020	December 31 2019	% Change
Total loans and leases	$4,909	$5,467	$307,538	$311,942	$312,447	$317,409	(2)%
Total earning assets (2)	859,659	724,573	307,985	312,684	906,994	760,174	19
Total assets (2)	897,182	758,459	310,981	322,717	947,513	804,093	18
Total deposits	864,100	725,665	7,922	5,080	872,022	730,745	19
See page 12 for footnotes.
Consumer Banking, which is comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. For more information about Consumer Banking, including our Deposits and Consumer Lending businesses, see Business Segment Operations in the MD&A of the Corporation’s 2019 Annual Report on Form 10-K.
Consumer Banking Results
Three-Month Comparison
Net income for Consumer Banking decreased $1.3 billion to $2.1 billion primarily due to lower revenue and higher noninterest expense, partially offset by lower provision for credit losses.
Net interest income decreased $1.1 billion to $5.9 billion primarily due to lower interest rates, partially offset by the benefit of higher deposit and loan balances. Noninterest income decreased $544 million to $2.1 billion driven by a decline in service charges primarily due to higher deposit balances and lower card income due to decreased client activity, as well as lower other income due to the allocation of asset and liability management (ALM) results.
The provision for credit losses decreased $438 million to $479 million primarily driven by a release in reserves due to an improved macroeconomic outlook and lower credit card balances.
Noninterest expense increased $443 million to $4.8 billion primarily driven by incremental expense to support customers and employees during COVID-19, as well as the cost of increased client activity and continued investments for business growth, including the merchant services platform.
The return on average allocated capital was 21 percent, down from 36 percent, driven by lower net income, and to a lesser extent, an increase in allocated capital. For information on capital allocated to the business segments, see Business Segment Operations on page 12.
Nine-Month Comparison
Net income for Consumer Banking decreased $5.9 billion to $3.9 billion primarily due to lower revenue and a higher provision for credit losses.
Net interest income decreased $2.5 billion to $18.7 billion and noninterest income decreased $1.5 billion to $6.3 billion. The declines were primarily driven by the same factors as described in the three-month discussion.
The provision for credit losses increased $2.9 billion to $5.8 billion primarily due to the weaker economic outlook related to COVID-19. Noninterest expense increased $893 million to $14.1 billion primarily driven by the same factors as described in the three-month discussion.
The return on average allocated capital was 14 percent, down from 36 percent, driven by lower net income and, to a lesser extent, an increase in allocated capital.

13 Bank of America

Deposits
Three-Month Comparison
Net income for Deposits decreased $1.2 billion to $880 million primarily driven by lower revenue. Net interest income declined $952 million to $3.2 billion primarily due to lower interest rates, partially offset by the benefit of growth in deposits. Noninterest income decreased $401 million to $918 million. The decline in noninterest income was primarily driven by lower service charges due to higher deposit balances and lower client activity related to the impact of COVID-19, as well as lower other income due to the allocation of ALM results.
The provision for credit losses decreased $25 million to $59 million. Noninterest expense increased $274 million to $2.9 billion driven by continued investments in the business and incremental expense to support customers and employees during the COVID-19 pandemic.
Average deposits increased $149.8 billion to $853.5 billion. The increase was driven by strong organic growth of $101.7 billion in checking and time deposits and $47.7 billion in traditional savings and money market savings.
Nine-Month Comparison
Net income for Deposits decreased $3.1 billion to $3.3 billion primarily driven by lower revenue. Net interest income declined $2.4 billion to $10.5 billion primarily due to the same factors as described in the three-month discussion. Noninterest income decreased $1.0 billion to $2.8 billion primarily due to the same factors as described in the three-month discussion.
The provision for credit losses increased $155 million to $328 million due to the weaker economic outlook related to COVID-19. Noninterest expense increased $539 million to $8.5 billion due to the same factors as described in the three-month discussion.
Average deposits increased $97.3 billion to $796.6 billion. The increase was driven by strong organic growth of $71.5 billion in checking and time deposits and $25.7 billion in traditional savings and money market savings.
The following table provides key performance indicators for Deposits. Management uses these metrics, and we believe they are useful to investors because they provide additional information to evaluate our deposit profitability and digital/mobile trends.

Key Statistics – Deposits

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Total deposit spreads (excludes noninterest costs) (1)	1.87%	2.35%	1.98%	2.38%

Period End
Consumer investment assets (in millions) (2)			$266,733	$223,199
Active digital banking users (units in thousands) (3)			39,267	37,981
Active mobile banking users (units in thousands) (4)			30,601	28,703
Financial centers			4,309	4,302
ATMs			16,962	16,626
(1)Includes deposits held in Consumer Lending.
(2)Includes client brokerage assets, deposit sweep balances and AUM in Consumer Banking.
(3)Active digital banking users represents mobile and/or online users over the last three months.
(4)Active mobile banking users represents mobile users over the last three months.
Consumer investment assets increased $43.5 billion driven by client flows and market performance. Active mobile banking users increased 1.9 million reflecting continuing changes in our customers’ banking preferences. We had a net increase of seven financial centers as we continued to optimize our consumer banking network.
Consumer Lending
Three-Month Comparison
Net income for Consumer Lending was $1.2 billion, a decrease of $67 million primarily due to lower revenue and higher noninterest expense, partially offset by a decline in provision for credit losses. Net interest income decreased $189 million to $2.6 billion primarily due to lower interest rates, partially offset by loan growth. Noninterest income decreased $143 million to $1.2 billion primarily driven by lower card income due to lower client activity as well as lower other income due to the allocation of ALM results.
The provision for credit losses decreased $413 million to $420 million primarily driven by a release in reserves due to an improved macroeconomic outlook and lower credit card balances. Noninterest expense increased $169 million to $1.9 billion primarily driven by investments in the business and incremental expense to support customers and employees during the COVID-19 pandemic.
Average loans increased $15.3 billion to $313.7 billion primarily driven by an increase in residential mortgages and PPP loans, partially offset by a decline in credit cards.
Nine-Month Comparison
Net income for Consumer Lending was $597 million, a decrease of $2.8 billion primarily due to higher provision for credit losses. Net interest income declined $134 million to $8.3 billion and noninterest income decreased $498 million to $3.5 billion primarily driven by the same factors as described in the three-month discussion.
The provision for credit losses increased $2.8 billion to $5.4 billion primarily due to the weaker economic outlook related to COVID-19. Noninterest expense increased $354 million to $5.5 billion primarily driven by the same factors as described in the three-month discussion.
Average loans increased $21.6 billion to $313.8 billion primarily driven by the same factors as described in the three-month discussion.

Bank of America 14

The following table provides key performance indicators for Consumer Lending. Management uses these metrics, and we believe they are useful to investors because they provide additional information about loan growth and profitability.

Key Statistics – Consumer Lending

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019
Total credit card (1)
Gross interest yield (2)	10.16%	10.85%	10.21%	10.80%
Risk-adjusted margin (3)	9.66	8.45	8.66	8.14
New accounts (in thousands)	487	1,172	1,991	3,274
Purchase volumes	$64,060	$71,096	$182,133	$204,135
Debit card purchase volumes	$102,004	$90,942	$280,222	$267,204
(1)Includes GWIM's credit card portfolio.
(2)Calculated as the effective annual percentage rate divided by average loans.
(3)Calculated as the difference between total revenue, net of interest expense, and net credit losses divided by average loans.
During the three and nine months ended September 30, 2020, total risk-adjusted margin increased 121 bps and 52 bps compared to the same periods in 2019 primarily due to a decrease in the proportion of customers who pay their balances in full each month. During the three and nine months ended September 30, 2020, total credit card purchase volumes declined $7.0 billion to $64.1 billion, and $22.0 billion to $182.1 billion compared to the same periods in 2019. The declines in credit card purchase volumes were driven by the impact of COVID-19. While overall spending improved during the third quarter of 2020, spending for travel and entertainment remained lower compared to the same periods a year ago. During the three and nine months ended September 30, 2020, debit card purchase volumes increased $11.1 billion to $102.0 billion and $13.0 billion to $280.2 billion compared to the same periods in 2019. Debit card purchase volumes improved late in the second quarter of 2020 and continued throughout the third quarter of 2020 as businesses reopened.

Key Statistics – Residential Mortgage Loan Production (1)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019
Consumer Banking:
First mortgage	$7,298	$13,622	$35,228	$34,534
Home equity	738	2,219	6,555	7,109
Total (2):
First mortgage	$13,360	$20,664	$55,422	$50,353
Home equity	984	2,539	7,691	8,132
(1)The loan production amounts represent the unpaid principal balance of loans and, in the case of home equity, the principal amount of the total line of credit.
(2)In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations in Consumer Banking and for the total Corporation decreased $6.3 billion and $7.3 billion for the three months ended September 30, 2020 compared to the same period in 2019 due to a decline in applications. First mortgage loan originations in Consumer Banking and for the total Corporation increased $694 million and $5.1 billion for the nine months ended September 30, 2020 compared to the same period in 2019 primarily driven by an increase in applications during the first quarter of 2020 due to a lower interest rate environment.
Home equity production in Consumer Banking and for the total Corporation decreased $1.5 billion and $1.6 billion for the three months ended September 30, 2020 and $554 million and $441 million for the nine months ended September 30, 2020 primarily driven by a decline in applications.

15 Bank of America

Global Wealth & Investment Management

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2020	2019	% Change	2020	2019	% Change
Net interest income	$1,237	$1,609	(23%)	$4,186	$4,917	(15)%
Noninterest income:
Investment and brokerage services	3,105	3,001	3	9,081	8,805	3
All other income	204	294	(31)	640	903	(29)
Total noninterest income	3,309	3,295	—	9,721	9,708	—
Total revenue, net of interest expense	4,546	4,904	(7)	13,907	14,625	(5)

Provision for credit losses	24	37	(35)	349	63	n/m
Noninterest expense	3,530	3,414	3	10,593	10,302	3
Income before income taxes	992	1,453	(32)	2,965	4,260	(30)
Income tax expense	243	356	(32)	726	1,044	(30)
Net income	$749	$1,097	(32)	$2,239	$3,216	(30)

Effective tax rate	24.5%	24.5%		24.5%	24.5%

Net interest yield	1.53	2.30		1.81	2.35
Return on average allocated capital	20	30		20	30
Efficiency ratio	77.63	69.61		76.17	70.44

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2020	2019	% Change	2020	2019	% Change
Total loans and leases	$185,587	$170,414	9%	$182,138	$167,069	9%
Total earning assets	321,410	277,343	16	309,240	279,784	11
Total assets	333,794	289,460	15	321,565	292,114	10
Total deposits	291,845	254,460	15	280,828	256,720	9
Allocated capital	15,000	14,500	3	15,000	14,500	3

Period end				September 30 2020	December 31 2019	% Change
Total loans and leases				$187,211	$176,600	6%
Total earning assets				324,889	287,201	13
Total assets				337,576	299,770	13
Total deposits				295,893	263,113	12
n/m = not meaningful
GWIM consists of two primary businesses: Merrill Lynch Global Wealth Management (MLGWM) and Bank of America Private Bank. For more information about GWIM, see Business Segment Operations in the MD&A of the Corporation’s 2019 Annual Report on Form 10-K.
Three-Month Comparison
Net income for GWIM decreased $348 million to $749 million primarily due to lower revenue and higher noninterest expense. The operating margin was 22 percent compared to 30 percent a year ago.
Net interest income decreased $372 million to $1.2 billion due to the impact of lower interest rates, partially offset by the benefit of strong deposit and loan growth.
Noninterest income, which primarily includes investment and brokerage services income, remained relatively unchanged at $3.3 billion, as the benefits of higher market valuations and positive AUM flows were offset by declines in AUM pricing as well as lower other income due to the allocation of ALM results.
The provision for credit losses decreased $13 million to $24 million. Noninterest expense increased $116 million to $3.5 billion primarily driven by higher revenue-related incentives and investments in primary sales professionals.
The return on average allocated capital was 20 percent, down from 30 percent, due to lower net income and, to a lesser extent, a small increase in allocated capital.

Average loans increased $15.2 billion to $185.6 billion primarily driven by residential mortgage and custom lending. Average deposits increased $37.4 billion to $291.8 billion primarily driven by inflows resulting from client responses to market volatility and lower spending.
MLGWM revenue of $3.7 billion decreased eight percent primarily driven by the impact of lower interest rates, partially offset by the benefits of higher market valuations and positive AUM flows.
Bank of America Private Bank revenue of $798 million decreased six percent primarily driven by the impact of lower interest rates.
Nine-Month Comparison
Net income for GWIM decreased $977 million to $2.2 billion primarily due to lower revenue, higher noninterest expense and higher provision for credit losses. The operating margin was 21 percent compared to 29 percent a year ago.
Net interest income decreased $731 million to $4.2 billion due to the same factors as described in the three-month discussion.
Noninterest income, which primarily includes investment and brokerage services income, remained relatively unchanged at $9.7 billion due to the same factors as described in the three-month discussion.

Bank of America 16

The provision for credit losses increased $286 million to $349 million primarily due to the weaker economic outlook related to COVID-19. Noninterest expense increased $291 million to $10.6 billion, primarily due to investments for business growth along with higher revenue-related incentives.
The return on average allocated capital was 20 percent, down from 30 percent, due to lower net income and, to a lesser extent, a small increase in allocated capital.
Average loans increased $15.1 billion to $182.1 billion, and average deposits increased $24.1 billion to $280.8 billion due to the same factors as described in the three-month discussion.
MLGWM revenue of $11.4 billion decreased five percent primarily driven by the impact of lower interest rates and AUM pricing, partially offset by higher market valuations and positive AUM flows.
Bank of America Private Bank revenue of $2.5 billion decreased four percent primarily driven by the impact of lower interest rates.

Key Indicators and Metrics

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except as noted)	2020	2019	2020	2019
Revenue by Business
Merrill Lynch Global Wealth Management	$3,748	$4,053	$11,446	$12,065
Bank of America Private Bank	798	851	2,461	2,559
Total revenue, net of interest expense	$4,546	$4,904	$13,907	$14,624

Client Balances by Business, at period end
Merrill Lynch Global Wealth Management			$2,570,252	$2,443,614
Bank of America Private Bank			496,369	462,347
Total client balances			$3,066,621	$2,905,961

Client Balances by Type, at period end
Assets under management			$1,286,145	$1,212,120
Brokerage and other assets			1,344,538	1,305,926
Deposits			295,893	252,466
Loans and leases (1)			189,952	175,579
Less: Managed deposits in assets under management			(49,907)	(40,130)
Total client balances			$3,066,621	$2,905,961

Assets Under Management Rollforward
Assets under management, beginning of period	$1,219,748	$1,203,783	$1,275,555	$1,072,234
Net client flows	1,385	5,529	11,993	16,721
Market valuation/other	65,012	2,808	(1,403)	123,165
Total assets under management, end of period	$1,286,145	$1,212,120	$1,286,145	$1,212,120

Associates, at period end
Number of financial advisors			17,760	17,657
Total wealth advisors, including financial advisors			19,673	19,672
Total primary sales professionals, including financial advisors and wealth advisors			21,271	20,775

Merrill Lynch Global Wealth Management Metric
Financial advisor productivity (2) (in thousands)	$1,125	$1,096	$1,111	$1,073

Bank of America Private Bank Metric, at period end
Primary sales professionals			1,770	1,811
(1)Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.
(2)For a definition, see Key Metrics on page 104.
Client Balances
Client balances increased $160.7 billion, or six percent, to $3.1 trillion at September 30, 2020 compared to September 30, 2019. The increase in client balances was primarily due to higher market valuations and positive client flows.

17 Bank of America

Global Banking

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2020	2019	% Change	2020	2019	% Change
Net interest income	$2,028	$2,617	(23%)	$7,003	$8,116	(14)%
Noninterest income:
Service charges	845	763	11	2,379	2,225	7
Investment banking fees	970	902	8	2,912	2,328	25
All other income	674	930	(28)	1,914	2,673	(28)
Total noninterest income	2,489	2,595	(4)	7,205	7,226	—
Total revenue, net of interest expense	4,517	5,212	(13)	14,208	15,342	(7)

Provision for credit losses	883	120	n/m	4,849	356	n/m
Noninterest expense	2,365	2,219	7	6,910	6,697	3
Income before income taxes	1,269	2,873	(56)	2,449	8,289	(70)
Income tax expense	343	776	(56)	661	2,238	(70)
Net income	$926	$2,097	(56)	$1,788	$6,051	(70)

Effective tax rate	27.0%	27.0%		27.0%	27.0%

Net interest yield	1.61	2.69		1.96	2.84
Return on average allocated capital	9	20		6	20
Efficiency ratio	52.36	42.58		48.63	43.65

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2020	2019	% Change	2020	2019	% Change
Total loans and leases	$373,118	$377,109	(1%)	$394,331	$373,275	6%
Total earning assets	501,572	385,999	30	477,606	382,711	25
Total assets	557,889	441,186	26	534,061	437,570	22
Total deposits	471,288	360,457	31	449,273	357,413	26
Allocated capital	42,500	41,000	4	42,500	41,000	4

Period end				September 30 2020	December 31 2019	% Change
Total loans and leases				$356,919	$379,268	(6)%
Total earning assets				496,825	407,180	22
Total assets				553,776	464,032	19
Total deposits				465,399	383,180	21
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
Three-Month Comparison
Net income for Global Banking decreased $1.2 billion to $926 million primarily driven by higher provision for credit losses and lower revenue.
Revenue decreased $695 million to $4.5 billion driven by lower net interest income and lower noninterest income. Net interest income decreased $589 million to $2.0 billion primarily due to lower interest rates, partially offset by deposit growth and higher credit spreads.
Noninterest income decreased $106 million to $2.5 billion primarily due to lower leasing-related revenue and the allocation of ALM results, partially offset by higher investment banking fees and service charges.
The provision for credit losses increased $763 million to $883 million primarily due to a reserve build for industries that are more heavily impacted by COVID-19, such as travel and entertainment. Noninterest expense increased $146 million to $2.4 billion due to continued investments in the business, including the merchant services platform.
The return on average allocated capital was nine percent in 2020 compared to 20 percent in 2019, due to lower net income, and to a lesser extent, an increase in allocated capital. For information on capital allocated to the business segments, see Business Segment Operations on page 12.
Nine-Month Comparison
Net income for Global Banking decreased $4.3 billion to $1.8 billion primarily driven by higher provision for credit losses as well as lower revenue.
Revenue decreased $1.1 billion to $14.2 billion driven by lower net interest income. Net interest income decreased $1.1 billion to $7.0 billion primarily driven by lower interest rates, partially offset by higher loan and deposit balances.
Noninterest income of $7.2 billion remained relatively unchanged as lower valuation adjustments on the fair value option loan portfolio and the allocation of ALM results were largely offset by higher investment banking fees.

Bank of America 18

The provision for credit losses increased $4.5 billion to $4.8 billion primarily due to the weaker economic outlook related to COVID-19. Noninterest expense increased $213 million primarily due to continued investments in the business, partially offset by lower revenue-related incentives and COVID-19 related costs.
The return on average allocated capital was six percent in 2020 compared to 20 percent in 2019, due to lower net income and, to a lesser extent, an increase in allocated capital. For information on capital allocated to the business segments, see Business Segment Operations on page 12.
Global Corporate, Global Commercial and Business Banking
The table below and following discussion present a summary of the results, which exclude certain investment banking, merchant services and PPP activities in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Three Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Revenue
Business Lending	$791	$1,024	$953	$1,020	$59	$91	$1,803	$2,135
Global Transaction Services	658	967	745	862	209	267	1,612	2,096
Total revenue, net of interest expense	$1,449	$1,991	$1,698	$1,882	$268	$358	$3,415	$4,231

Balance Sheet
Average
Total loans and leases	$174,235	$179,191	$175,536	$183,031	$13,972	$14,868	$363,743	$377,090
Total deposits	218,593	175,914	201,523	143,835	50,946	40,707	471,062	360,456

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Revenue
Business Lending	$2,658	$2,992	$2,815	$3,100	$207	$275	$5,680	$6,367
Global Transaction Services	2,314	2,979	2,432	2,642	682	800	5,428	6,421
Total revenue, net of interest expense	$4,972	$5,971	$5,247	$5,742	$889	$1,075	$11,108	$12,788

Balance Sheet

Average
Total loans and leases	$186,220	$177,071	$188,147	$181,091	$14,721	$15,108	$389,088	$373,270
Total deposits	214,327	175,239	188,271	142,665	46,599	39,522	449,197	357,426

Period end
Total loans and leases	$165,498	$179,291	$168,385	$183,314	$13,665	$14,919	$347,548	$377,524
Total deposits	212,564	183,678	200,591	147,119	51,889	41,089	465,044	371,886
Business Lending revenue decreased $332 million and $687 million for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The decrease was primarily driven by lower interest rates.
Global Transaction Services revenue decreased $484 million and $993 million for the three and nine months ended September 30, 2020 driven by the allocation of ALM results, partially offset by the impact of higher deposit balances.
Average loans and leases decreased four percent for the three months ended September 30, 2020 compared to the same period in 2019 driven by client paydowns. Average loans and leases increased four percent for the nine months ended September 30, 2020 driven by growth in the commercial and industrial loan portfolio. Average deposits increased 31 percent and 26 percent for the three and nine months ended September 30, 2020 primarily due to client responses to market volatility, government stimulus and placement of credit draws.

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

19 Bank of America

Investment Banking Fees

	Global Banking		Total Corporation		Global Banking		Total Corporation
	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Products
Advisory	$356	$427	$397	$452	$948	$984	$1,072	$1,083
Debt issuance	320	356	740	816	1,247	1,007	2,725	2,310
Equity issuance	294	119	664	308	717	337	1,687	937
Gross investment banking fees	970	902	1,801	1,576	2,912	2,328	5,484	4,330
Self-led deals	(13)	(11)	(32)	(43)	(73)	(54)	(168)	(162)
Total investment banking fees	$957	$891	$1,769	$1,533	$2,839	$2,274	$5,316	$4,168
Total Corporation investment banking fees, excluding self-led deals, of $1.8 billion and $5.3 billion, which are primarily included within Global Banking and Global Markets, increased 15 percent and 28 percent for the three and nine months ended September 30, 2020 compared to the same periods in 2019 primarily driven by higher equity issuance fees.
Global Markets

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2020	2019	% Change	2020	2019	% Change
Net interest income	$1,108	$1,016	9%	$3,558	$2,780	28%
Noninterest income:
Investment and brokerage services	440	419	5	1,487	1,296	15
Investment banking fees	739	585	26	2,280	1,707	34
Market making and similar activities	1,726	1,580	9	7,059	5,623	26
All other income	270	263	3	475	783	(39)
Total noninterest income	3,175	2,847	12	11,301	9,409	20
Total revenue, net of interest expense	4,283	3,863	11	14,859	12,189	22

Provision for credit losses	21	—	n/m	233	(18)	n/m
Noninterest expense	3,104	2,677	16	8,598	8,109	6
Income before income taxes	1,158	1,186	(2)	6,028	4,098	47
Income tax expense	301	338	(11)	1,567	1,168	34
Net income	$857	$848	1	$4,461	$2,930	52

Effective tax rate	26.0%	28.5%		26.0%	28.5%

Return on average allocated capital	9	10		17	11
Efficiency ratio	72.42	69.31		57.86	66.53

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2020	2019	% Change	2020	2019	% Change
Trading-related assets:
Trading account securities	$251,735	$261,182	(4)%	$241,753	$246,077	(2)%
Reverse repurchases	100,395	110,907	(9)	106,968	117,087	(9)
Securities borrowed	86,508	80,641	7	88,734	82,772	7
Derivative assets	46,676	46,066	1	47,687	43,922	9
Total trading-related assets	485,314	498,796	(3)	485,142	489,858	(1)
Total loans and leases	72,319	71,589	1	72,702	70,757	3
Total earning assets	476,182	476,919	—	485,448	474,481	2
Total assets	680,983	687,398	(1)	685,685	679,040	1
Total deposits	56,475	30,155	87	45,002	30,878	46
Allocated capital	36,000	35,000	3	36,000	35,000	3

Period end				September 30 2020	December 31 2019	% Change
Total trading-related assets				$477,552	$452,499	6%
Total loans and leases				75,475	72,993	3
Total earning assets				461,855	471,701	(2)
Total assets				676,242	641,809	5
Total deposits				56,727	34,676	64
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
The following explanations for current period-over-period changes for Global Markets, including those disclosed under Sales and Trading Revenue, are the same for amounts including

Bank of America 20

and excluding net DVA. Amounts excluding net DVA are a non-GAAP financial measure. For more information on net DVA, see Supplemental Financial Data on page 8.
Three-Month Comparison
Net income for Global Markets remained relatively unchanged at $857 million. Net DVA losses were $116 million compared to losses of $15 million in the prior-year period. Excluding net DVA, net income increased $86 million to $945 million. These increases were primarily driven by higher revenue, partially offset by higher noninterest expense.
Revenue increased $420 million to $4.3 billion primarily driven by higher sales and trading revenue, investment banking fees and card income. Sales and trading revenue increased $16 million, and excluding net DVA, increased $117 million driven by increased client activity in Asian equities and stronger performance in mortgage and foreign exchange products.
Noninterest expense increased $427 million to $3.1 billion driven by higher activity-based expenses for both card and trading.
Average total assets decreased $6.4 billion to $681.0 billion driven by increased balance sheet efficiency in securities financing matched-book activity and lower levels of inventory in FICC, partially offset by higher client balances in Global Equities.
The return on average allocated capital was nine percent, down from 10 percent, primarily due to an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 12.
Nine-Month Comparison
Net income for Global Markets increased $1.5 billion to $4.5 billion. Net DVA losses were $77 million compared to losses of $136 million in the prior-year period. Excluding net DVA, net income increased $1.5 billion to $4.5 billion. These increases were primarily driven by an increase in revenue, partially offset by higher noninterest expense and provision for credit losses.
Revenue increased $2.7 billion to $14.9 billion primarily driven by higher sales and trading revenue and investment banking fees. Sales and trading revenue increased $2.1 billion, and excluding net DVA, increased $2.0 billion. These increases were driven by higher revenue across FICC and Equities.
The provision for credit losses increased $251 million primarily due to the weaker economic outlook related to COVID-19. Noninterest expense increased $489 million to $8.6 billion due to the same factors as described in the three-month discussion.
Average total assets increased $6.6 billion to $685.7 billion primarily due to increased levels of inventory in FICC to facilitate expected client demand. Period-end total assets increased $34.4 billion since December 31, 2019 to $676.2 billion primarily driven by Equities due to increased hedging of client activity with stock positions relative to derivative transactions at year end.
The return on average allocated capital was 17 percent, up from 11 percent, reflecting higher net income, partially offset by an increase in allocated capital.
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

Sales and Trading Revenue (1, 2, 3)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019
Sales and trading revenue (2)
Fixed income, currencies and commodities	$2,019	$2,056	$7,905	$6,435
Equities	1,205	1,152	4,105	3,478
Total sales and trading revenue	$3,224	$3,208	$12,010	$9,913

Sales and trading revenue, excluding net DVA (4)
Fixed income, currencies and commodities	$2,126	$2,074	$7,983	$6,562
Equities	1,214	1,149	4,104	3,487
Total sales and trading revenue, excluding net DVA	$3,340	$3,223	$12,087	$10,049
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $38 million and $138 million for the three and nine months ended September 30, 2020 compared to $52 million and $131 million for the same periods in 2019.
(3)    Includes Global Banking sales and trading revenue of $86 million and $378 million for the three and nine months ended September 30, 2020 compared to $152 million and $399 million for the same periods in 2019.
(4)    FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA losses were $107 million and $78 million for the three and nine months ended September 30, 2020 compared to losses of $18 million and $127 million for the same periods in 2019. Equities net DVA losses were $9 million and gains of $1 million for the three and nine months ended September 30, 2020 compared to gains of $3 million and losses of $9 million for the same periods in 2019.
Three-Month Comparison
FICC revenue increased $52 million due to stronger performance in mortgages and foreign exchange products. Equities revenue increased $65 million driven by increased client activity in Asia.
Nine-Month Comparison
FICC revenue increased $1.4 billion driven by increased client activity and improved market-making conditions across macro products, partially offset by weaker performances in credit-sensitive businesses. Equities revenue increased $617 million driven by increased client activity and a strong trading performance in a more volatile market environment.

21 Bank of America

All Other

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2020	2019	% Change	2020	2019	% Change
Net interest income	$(20)	$62	(132)%	$3	$135	(98)%
Noninterest income (loss)	(915)	(810)	13	(2,182)	(2,019)	8
Total revenue, net of interest expense	(935)	(748)	25	(2,179)	(1,884)	16

Provision for credit losses	(18)	(295)	(94)	75	(590)	(113)
Noninterest expense	560	2,460	(77)	1,114	3,375	(67)
Loss before income taxes	(1,477)	(2,913)	(49)	(3,368)	(4,669)	(28)
Income tax benefit	(1,774)	(1,320)	34	(3,387)	(3,050)	11
Net income (loss)	$297	$(1,593)	(119)	$19	$(1,619)	(101)

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2020	2019	% Change	2020	2019	% Change
Total loans and leases	$24,243	$41,789	(42)%	$30,218	$44,530	(32)%
Total assets (1)	230,906	212,440	9	227,430	205,335	11
Total deposits	14,881	20,641	(28)	19,926	20,645	(3)

Period end				September 30 2020	December 31 2019	% Change
Total loans and leases				$23,120	$37,156	(38)%
Total assets (1)				223,345	224,375	—
Total deposits				12,839	23,089	(44)
(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $828.3 billion and $714.2 billion for the three and nine months ended September 30, 2020 compared to $536.8 billion and $540.9 billion for the same periods in 2019, and period-end allocated assets were $857.8 billion and $565.4 billion at September 30, 2020 and December 31, 2019.
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
Residential mortgage loans that are held for ALM purposes, including interest rate or liquidity risk management, are classified as core and are presented on the balance sheet of All Other. During the nine months ended September 30, 2020, residential mortgage loans held for ALM activities decreased $11.7 billion to $10.0 billion due primarily to loan sales. Non-core residential mortgage and home equity loans, which are principally runoff portfolios, are also held in All Other. During the nine months ended September 30, 2020, total non-core loans decreased $2.4 billion to $13.3 billion due primarily to payoffs and paydowns, as well as Federal Housing Administration (FHA) loan conveyances and sales, partially offset by repurchases. For more information on the composition of the core and non-core portfolios, see Consumer Portfolio Credit Risk Management on page 30.
Three-Month Comparison
Results for All Other improved $1.9 billion to net income of $297 million from a net loss of $1.6 billion in the prior-year period primarily due to a $2.1 billion pretax impairment charge related to the notice of termination of the merchant services joint venture in the prior year, partially offset by lower revenue and a decrease in the benefit in provision for credit losses.
Revenue decreased $187 million due to lower noninterest income driven by the results of certain treasury activities and lower net interest income.
Noninterest expense decreased $1.9 billion to $560 million due to the $2.1 billion pretax impairment charge in the prior-year period, partially offset by higher litigation expense.
The benefit in the provision for credit losses decreased $277 million to $18 million primarily due to recoveries from sales of previously charged-off non-core consumer real estate loans in the prior-year period.
The income tax benefit increased $454 million reflecting the impact of the U.K. tax law change, partially offset by the impact of decreased pretax losses and lower discrete tax benefits. For more information on the U.K. tax law change, see Financial Highlights on page 7. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.
Nine-Month Comparison
Results for All Other improved $1.6 billion to net income of $19 million from a net loss of $1.6 billion in the prior-year period primarily due to the same factors as described in the three-month discussion.
Revenue decreased $295 million primarily due to the results of certain treasury activities, valuation adjustments on securities and derivatives and extinguishment losses on certain structured liabilities, partially offset by a gain on sales of mortgage loans.
The provision for credit losses increased $665 million to $75 million due to the same factor as described in the three-month discussion as well as the weaker economic outlook related to COVID-19.
Noninterest expense decreased $2.3 billion to $1.1 billion due to the same factors as described in the three-month discussion.
The income tax benefit increased $337 million due to the same factors as described in the three-month discussion. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.

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
Our Risk Appetite Statement is intended to ensure that the Corporation maintains an acceptable risk profile by providing a common framework and a comparable set of measures for senior management and the Board to clearly indicate the level of risk the Corporation is willing to accept. Risk appetite is set at least annually and is aligned with the Corporation’s strategic, capital and financial operating plans. Our line-of-business strategies and risk appetite are also similarly aligned.
For more information about the Corporation's risks related to the COVID-19 pandemic, see Part II, Item 1A. Risk Factors on page 105. These COVID-19 related risks are being managed within our Risk Framework and supporting risk management programs.
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
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing the CCAR capital plan. In June 2020, the Federal Reserve notified BHCs of their 2020 CCAR supervisory stress test results, which included a preliminary stress capital buffer (SCB) that was finalized in August 2020. Based on our results, we are subject to a 2.5 percent SCB for the period beginning October 1, 2020 and ending on September 30, 2021. Our Common equity tier 1 (CET1) capital ratio under the Standardized approach must remain above 9.5 percent during this period (the sum of our CET1 capital ratio minimum of 4.5 percent, global systemically important bank (G-SIB) surcharge of 2.5 percent and our SCB of 2.5 percent) in order to avoid restrictions on capital distributions and discretionary bonus payments.
Due to economic uncertainty resulting from the COVID-19 pandemic, the Federal Reserve required all large banks to suspend share repurchase programs in the third quarter of 2020, except for repurchases to offset shares awarded under equity-based compensation plans, and to limit dividends to existing rates that do not exceed the average of the last four quarters’ net income. In September 2020, the Federal Reserve announced that these measures would remain in place for the fourth quarter of 2020. Large banks will also be required to update and resubmit their capital plans in November 2020 based on the Federal Reserve’s updated supervisory stress test scenarios. The Federal Reserve announced that it will publish the results of the additional supervisory stress tests by December 31, 2020.
As previously disclosed, the Federal Reserve’s directives regarding share repurchases aligned with our decision to voluntarily suspend our general common stock repurchase program during the first half of 2020. The suspension of our repurchases did not include repurchases to offset shares awarded under our equity-based compensation plans, for which we repurchased $114 million of common stock during the third quarter of 2020 pursuant to the Board’s repurchase authorization.
We intend to maintain the quarterly common stock dividend at the current rate of $0.18 per share until further notice, subject to approval by the Board. We will also continue our current suspension of common stock repurchases in the fourth quarter of 2020, except for repurchases to offset shares awarded under our equity-based compensation plans, which have previously been authorized by the Board.
Our general common stock repurchase program is subject to the Board’s approval, and at such time that we reinstate our stock repurchase program, our stock repurchases will be subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price and general market conditions, and may be suspended at any time. Such repurchases may be effected through open market purchases or privately negotiated transactions, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (Exchange Act).

23 Bank of America

Regulatory Capital
As a financial services holding company, we are subject to regulatory capital rules, including Basel 3, issued by U.S. banking regulators. The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and risk-weighted assets (RWA) under both the Standardized and Advanced approaches. The approach that yields the lower ratio is used to assess capital adequacy including under the PCA framework. As of September 30, 2020, the CET1, Tier 1 capital and Total capital ratios for the Corporation were lower under the Standardized approach.
Minimum Capital Requirements
In order to avoid restrictions on capital distributions and discretionary bonus payments, the Corporation must meet risk-based capital ratio requirements that include a capital conservation buffer greater than 2.5 percent, plus any applicable countercyclical capital buffer and a G-SIB surcharge. On October 1, 2020, the capital conservation buffer was replaced by the SCB for the Corporation’s Standardized approach ratio requirements. The buffers and surcharge must be comprised solely of CET1 capital.
The Corporation is also required to maintain a minimum supplementary leverage ratio (SLR) of 3.0 percent plus a leverage buffer of 2.0 percent in order to avoid certain restrictions on capital distributions and discretionary bonus payments. Our insured depository institution subsidiaries are required to maintain a minimum 6.0 percent SLR to be considered well capitalized under the PCA framework.
Capital Composition and Ratios
Table 8 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at September 30, 2020 and December 31, 2019. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Table 8	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach (1, 2)	Advanced Approaches (1)	Regulatory Minimum (3)
(Dollars in millions, except as noted)	September 30, 2020
Risk-based capital metrics:
Common equity tier 1 capital	$173,213	$173,213
Tier 1 capital	196,637	196,637
Total capital (4)	235,446	224,541
Risk-weighted assets (in billions)	1,460	1,364
Common equity tier 1 capital ratio	11.9%	12.7%	9.5%
Tier 1 capital ratio	13.5	14.4	11.0
Total capital ratio	16.1	16.5	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$2,667	$2,667
Tier 1 leverage ratio	7.4%	7.4%	4.0

Supplementary leverage exposure (in billions) (6)		$2,867
Supplementary leverage ratio		6.9%	5.0

	December 31, 2019
Risk-based capital metrics:
Common equity tier 1 capital	$166,760	$166,760
Tier 1 capital	188,492	188,492
Total capital (4)	221,230	213,098
Risk-weighted assets (in billions)	1,493	1,447
Common equity tier 1 capital ratio	11.2%	11.5%	9.5%
Tier 1 capital ratio	12.6	13.0	11.0
Total capital ratio	14.8	14.7	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$2,374	$2,374
Tier 1 leverage ratio	7.9%	7.9%	4.0

Supplementary leverage exposure (in billions)		$2,946
Supplementary leverage ratio		6.4%	5.0
(1)As of September 30, 2020, capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL.
(2)Derivative exposure amounts are calculated using the standardized approach for measuring counterparty credit risk at September 30, 2020 and the current exposure method at December 31, 2019.
(3)The capital conservation buffer and G-SIB surcharge were 2.5 percent at both September 30, 2020 and December 31, 2019. The countercyclical capital buffer for both periods was zero. The SLR minimum includes a leverage buffer of 2.0 percent.
(4)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(5)Reflects total average assets adjusted for certain Tier 1 capital deductions.
(6)Supplementary leverage exposure at September 30, 2020 reflects the temporary exclusion of U.S. Treasury Securities and deposits at Federal Reserve Banks.
At September 30, 2020, CET1 capital was $173.2 billion, an increase of $6.5 billion from December 31, 2019, driven by earnings and net unrealized gains on available-for-sale (AFS) debt securities included in accumulated other comprehensive income (OCI), partially offset by common stock repurchases and dividends. Total capital under the Standardized approach increased $14.2 billion primarily driven by the same factors as CET1 capital, an increase in the adjusted allowance for credit losses included in Tier 2 capital and the issuance of preferred stock. RWA under the Standardized approach, which yielded the

Bank of America 24

lower CET1 capital ratio at September 30, 2020, decreased $33.5 billion during the nine months ended September 30, 2020 to $1,460 billion primarily due to lower exposures in Global Banking and Consumer Banking, partially offset by increases in counterparty credit risk and market risk RWA. Table 9 shows the capital composition at September 30, 2020 and December 31, 2019.

Table 9	Capital Composition under Basel 3

(Dollars in millions)		September 30 2020	December 31 2019
Total common shareholders’ equity		$245,423	$241,409
CECL transitional amount (1)		4,411	—
Goodwill, net of related deferred tax liabilities		(68,569)	(68,570)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(5,853)	(5,193)
Intangibles, other than mortgage servicing rights and goodwill, net of related deferred tax liabilities		(1,656)	(1,328)
Defined benefit pension plan net assets		(1,056)	(1,003)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		1,245	1,278
Other		(732)	167
Common equity tier 1 capital		173,213	166,760
Qualifying preferred stock, net of issuance cost		23,426	22,329
Other		(2)	(597)
Tier 1 capital		196,637	188,492
Tier 2 capital instruments		22,571	22,538
Qualifying allowance for credit losses (2)		16,243	10,229
Other		(5)	(29)
Total capital under the Standardized approach		235,446	221,230
Adjustment in qualifying allowance for credit losses under the Advanced approaches (2)		(10,905)	(8,132)
Total capital under the Advanced approaches		$224,541	$213,098
(1)The CECL transitional amount includes the impact of the Corporation's adoption of the new CECL accounting standard on January 1, 2020 plus 25 percent of the increase in the adjusted allowance for credit losses from January 1, 2020 through September 30, 2020.
(2)The balance at September 30, 2020 includes the impact of transition provisions related to the new CECL accounting standard.

Table 10 shows the components of RWA as measured under Basel 3 at September 30, 2020 and December 31, 2019.

Table 10	Risk-weighted Assets under Basel 3

		Standardized Approach (1)	Advanced Approaches	Standardized Approach (1)	Advanced Approaches
(Dollars in billions)		September 30, 2020		December 31, 2019
Credit risk		$1,396	$884	$1,437	$858
Market risk		64	63	56	55
Operational risk (2)		n/a	372	n/a	500
Risks related to credit valuation adjustments		n/a	45	n/a	34
Total risk-weighted assets		$1,460	$1,364	$1,493	$1,447
(1) Derivative exposure amounts are calculated using the standardized approach for measuring counterparty credit risk at September 30, 2020 and the current exposure method at December 31, 2019.
(2) September 30, 2020 includes the effects of an update made to our operational risk RWA model during the third quarter of 2020.
n/a = not applicable

25 Bank of America

Bank of America, N.A. Regulatory Capital
Table 11 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at September 30, 2020 and December 31, 2019. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 11	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach (1, 2)	Advanced Approaches (1)	Regulatory Minimum (3)
(Dollars in millions, except as noted)	September 30, 2020
Risk-based capital metrics:
Common equity tier 1 capital	$160,013	$160,013
Tier 1 capital	160,013	160,013
Total capital (4)	176,754	166,426
Risk-weighted assets (in billions)	1,212	1,019
Common equity tier 1 capital ratio	13.2%	15.7%	7.0%
Tier 1 capital ratio	13.2	15.7	8.5
Total capital ratio	14.6	16.3	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$2,091	$2,091
Tier 1 leverage ratio	7.7%	7.7%	5.0

Supplementary leverage exposure (in billions)		$2,465
Supplementary leverage ratio		6.5%	6.0

	December 31, 2019
Risk-based capital metrics:
Common equity tier 1 capital	$154,626	$154,626
Tier 1 capital	154,626	154,626
Total capital (4)	166,567	158,665
Risk-weighted assets (in billions)	1,241	991
Common equity tier 1 capital ratio	12.5%	15.6%	7.0%
Tier 1 capital ratio	12.5	15.6	8.5
Total capital ratio	13.4	16.0	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$1,780	$1,780
Tier 1 leverage ratio	8.7%	8.7%	5.0

Supplementary leverage exposure (in billions)		$2,177
Supplementary leverage ratio		7.1%	6.0
(1)As of September 30, 2020, capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL.
(2)Derivative exposure amounts are calculated using the standardized approach for measuring counterparty credit risk at September 30, 2020 and the current exposure method at December 31, 2019.
(3)Risk-based capital regulatory minimums at September 30, 2020 and December 31, 2019 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(4)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(5)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Total loss-absorbing capacity (TLAC) consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments. Table 12 presents the Corporation's TLAC and long-term debt ratios and related information as of September 30, 2020 and December 31, 2019.

Bank of America 26

Table 12	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC (1)	Regulatory Minimum (2)	Long-term Debt	Regulatory Minimum (3)
(Dollars in millions)	September 30, 2020
Total eligible balance	$392,767		$188,022
Percentage of risk-weighted assets (4)	26.9%	22.0%	12.9%	8.5%
Percentage of supplementary leverage exposure (5, 6)	13.7	9.5	6.6	4.5

	December 31, 2019
Total eligible balance	$367,449		$171,349
Percentage of risk-weighted assets (4)	24.6%	22.0%	11.5%	8.5%
Percentage of supplementary leverage exposure (6)	12.5	9.5	5.8	4.5
(1)As of September 30, 2020, TLAC ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL.
(2)The TLAC RWA regulatory minimum consists of 18.0 percent plus a TLAC RWA buffer comprised of 2.5 percent plus the method 1 G-SIB surcharge of 1.5 percent. The countercyclical buffer is zero for both periods. The TLAC supplementary leverage exposure regulatory minimum consists of 7.5 percent plus a 2.0 percent TLAC leverage buffer. The TLAC RWA and leverage buffers must be comprised solely of CET1 capital and Tier 1 capital, respectively.
(3)The long-term debt RWA regulatory minimum is comprised of 6.0 percent plus an additional 2.5 percent requirement based on the Corporation’s method 2 G-SIB surcharge. The long-term debt leverage exposure regulatory minimum is 4.5 percent.
(4)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of September 30, 2020 and December 31, 2019.
(5)Supplementary leverage exposure at September 30, 2020 reflects the temporary exclusion of U.S. Treasury Securities and deposits at Federal Reserve Banks.
(6)Derivative exposure amounts are calculated using the standardized approach for measuring counterparty credit risk at September 30, 2020 and the current exposure method at December 31, 2019.
Regulatory Developments
The following supplements the disclosure in Capital Management – Regulatory Developments in the MD&A of the Corporation’s 2019 Annual Report on Form 10-K and in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
Deduction of Unsecured Debt of G-SIBs
On October 20, 2020, the Federal Reserve, Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency (U.S. Agencies) finalized a rule requiring Advanced approaches institutions to deduct from regulatory capital certain investments in TLAC-eligible long-term debt and other pari passu or subordinated debt instruments issued by G-SIBs above a specified threshold. The final rule is intended to limit the interconnectedness between G-SIBs and is complementary to existing regulatory capital requirements that generally require banks to deduct investments in the regulatory capital of financial institutions. The final rule is effective April 1, 2021. The impact to the Corporation is not expected to be significant.
Regulatory Capital and Securities Regulation
The Corporation’s principal U.S. broker-dealer subsidiaries are BofA Securities, Inc. (BofAS), Merrill Lynch Professional Clearing Corp. (MLPCC) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (MLPF&S). The Corporation's principal European broker-dealer subsidiaries are Merrill Lynch International (MLI) and BofA Securities Europe SA (BofASE).
The U.S. broker-dealer subsidiaries are subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. BofAS computes its minimum capital requirements as an alternative net capital broker-dealer under Rule 15c3-1e, and MLPCC and MLPF&S compute their minimum capital requirements in accordance with the alternative standard under Rule 15c3-1. BofAS and MLPCC are also registered as futures commission merchants and are subject to Commodity Futures Trading Commission (CFTC) Regulation 1.17. The U.S. broker-dealer subsidiaries are also registered with the Financial Industry Regulatory Authority, Inc. (FINRA). Pursuant to FINRA Rule 4110, FINRA may impose higher net capital requirements than Rule 15c3-1 under the Exchange Act with respect to each of the broker-dealers.
BofAS provides institutional services, and in accordance with the alternative net capital requirements, is required to maintain tentative net capital in excess of $1.0 billion and net capital in excess of the greater of $500 million or a certain percentage of its reserve requirement. BofAS must also notify the Securities and Exchange Commission (SEC) in the event its tentative net capital is less than $5.0 billion. BofAS is also required to hold a certain percentage of its customers' and affiliates' risk-based margin in order to meet its CFTC minimum net capital requirement. At September 30, 2020, BofAS had tentative net capital of $20.3 billion. BofAS also had regulatory net capital of $17.9 billion, which exceeded the minimum requirement of $3.0 billion.
MLPCC is a fully-guaranteed subsidiary of BofAS and provides clearing and settlement services as well as prime brokerage and arranged financing services for institutional clients. At September 30, 2020, MLPCC’s regulatory net capital of $7.2 billion exceeded the minimum requirement of $1.2 billion.
MLPF&S provides retail services. At September 30, 2020, MLPF&S' regulatory net capital was $3.4 billion, which exceeded the minimum requirement of $147 million.
Our European broker-dealers are regulated by non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to certain regulatory capital requirements. At September 30, 2020, MLI’s capital resources were $35.1 billion, which exceeded the minimum Pillar 1 requirement of $13.8 billion. BofASE, a French investment firm, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and is subject to certain regulatory capital requirements. At September 30, 2020, BofASE's capital resources were $6.0 billion which exceeded the minimum Pillar 1 requirement of $1.9 billion.
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

27 Bank of America

the pandemic, see Executive Summary - Recent Developments – COVID-19 Pandemic on page 3.
We define liquidity as readily available assets, limited to cash and high-quality, liquid, unencumbered securities that we can use to meet our contractual and contingent financial obligations as those obligations arise. We manage our liquidity position through line-of-business and ALM activities, as well as through our legal entity funding strategy, on both a forward and current (including intraday) basis under both expected and stressed conditions. We believe that a centralized approach to funding and liquidity management enhances our ability to monitor liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to liquidity events. For more information regarding global funding and liquidity risk management, as well as liquidity sources, liquidity arrangements, contingency planning and credit ratings discussed below, see Liquidity Risk in the MD&A of the Corporation’s 2019 Annual Report on Form 10-K.
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
Global Liquidity Sources and Other Unencumbered Assets
Table 13 presents average Global Liquidity Sources (GLS) for the three months ended September 30, 2020 and December 31, 2019.

Table 13	Average Global Liquidity Sources

	Three Months Ended
(Dollars in billions)	September 30 2020	December 31 2019
Bank entities	$690	$454
Nonbank and other entities (1)	169	122
Total Average Global Liquidity Sources	$859	$576
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
We maintain liquidity available to the Corporation, including the parent company and selected subsidiaries, in the form of cash and high-quality, liquid, unencumbered securities. Typically, parent company and NB Holdings liquidity is in the form of cash deposited with BANA.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Liquidity at bank subsidiaries excludes the cash deposited by the parent company and NB Holdings. Our bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve
Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $320 billion and $372 billion at September 30, 2020 and December 31, 2019. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the parent company or nonbank subsidiaries may be subject to prior regulatory approval.
Liquidity held in other regulated entities, comprised primarily of broker-dealer subsidiaries, is primarily available to meet the obligations of that entity, and transfers to the parent company or to any other subsidiary may be subject to prior regulatory approval due to regulatory restrictions and minimum requirements. Our other regulated entities also hold unencumbered investment-grade securities and equities that we believe could be used to generate additional liquidity.
Table 14 presents the composition of average GLS for the three months ended September 30, 2020 and December 31, 2019.

Table 14	Average Global Liquidity Sources Composition

	Three Months Ended
(Dollars in billions)	September 30 2020	December 31 2019
Cash on deposit	$244	$103
U.S. Treasury securities	166	98
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	426	358
Non-U.S. government securities	23	17
Total Average Global Liquidity Sources	$859	$576
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $562 billion and $464 billion for the three months ended September 30, 2020 and December 31, 2019. For the same periods, the average consolidated LCR was 122 percent and 116 percent. Our LCR fluctuates due to normal business flows from customer activity.
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

Bank of America 28

Net Stable Funding Ratio Final Rule
On October 20, 2020, the U.S. Agencies finalized the Net Stable Funding Ratio, a rule requiring large banks to maintain a minimum level of stable funding over a one-year period. The final rule is intended to support the ability of banks to lend to households and businesses in both normal and adverse economic conditions and is complementary to the LCR rule, which focuses on short-term liquidity risks. The final rule is effective July 1, 2021. The impact to the Corporation is not expected to be significant.
Diversified Funding Sources
We fund our assets primarily with a mix of deposits, and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products, programs, markets, currencies and investor groups. We fund a substantial portion of our lending activities through our deposits, which were $1.70 trillion and $1.43 trillion at September 30, 2020 and December 31, 2019.
Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions.
Long-term Debt
During the nine months ended September 30, 2020, we issued $40.7 billion of long-term debt consisting of $32.9 billion of notes issued by Bank of America Corporation, substantially all of which was TLAC compliant, $1.9 billion of notes issued by Bank of America, N.A. and $5.9 billion of other debt.
During the nine months ended September 30, 2020, we had total long-term debt maturities and redemptions in the aggregate of $36.4 billion consisting of $16.4 billion for Bank of America Corporation, $10.1 billion for Bank of America, N.A. and $9.9 billion of other debt. Table 15 presents the carrying value of aggregate annual contractual maturities of long-term debt at September 30, 2020.

Table 15	Long-term Debt by Maturity

(Dollars in millions)	Remainder of 2020	2021	2022	2023	2024	Thereafter	Total
Bank of America Corporation
Senior notes (1)	$2,352	$11,457	$15,109	$23,752	$18,777	$114,846	$186,293
Senior structured notes	191	457	1,956	264	269	13,636	16,773
Subordinated notes	—	352	375	—	3,368	20,191	24,286
Junior subordinated notes	—	—	—	—	—	739	739
Total Bank of America Corporation	2,543	12,266	17,440	24,016	22,414	149,412	228,091
Bank of America, N.A.
Senior notes	1,342	1,340	—	516	—	8	3,206
Subordinated notes	—	—	—	—	—	1,937	1,937
Advances from Federal Home Loan Banks	7	2	3	1	—	94	107
Securitizations and other Bank VIEs (2)	—	4,024	1,249	—	—	18	5,291
Other	5	95	—	152	1	110	363
Total Bank of America, N.A.	1,354	5,461	1,252	669	1	2,167	10,904
Other debt
Structured liabilities	1,565	3,937	2,093	1,841	624	6,215	16,275
Nonbank VIEs (2)	—	1	—	—	—	452	453
Total other debt	1,565	3,938	2,093	1,841	624	6,667	16,728
Total long-term debt	$5,462	$21,665	$20,785	$26,526	$23,039	$158,246	$255,723
(1)    Total includes $139.8 billion of outstanding notes that are both TLAC eligible and callable one year before their stated maturities, including $2.8 billion during the remainder of 2020, and $11.8 billion, $15.2 billion, $12.0 billion and $11.6 billion during each year of 2021 through 2024, respectively, and $86.4 billion thereafter. The call features provide the flexibility to retire long-term notes before their final year outstanding, when they are no longer eligible to count toward TLAC requirements, and replace them with new TLAC-eligible debt, should we choose to do so.
(2)     Represents liabilities of consolidated VIEs included in total long-term debt on the Consolidated Balance Sheet.
Total long-term debt increased $14.9 billion during the nine months ended September 30, 2020 primarily due to debt issuances and valuation adjustments, partially offset by maturities and redemptions. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.
We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For more information on our ALM activities, see Interest Rate Risk Management for the Banking Book on page 48.
We may issue unsecured debt in the form of structured notes for client purposes, certain of which qualify as TLAC-eligible debt. During the nine months ended September 30, 2020, we issued $6.1 billion of structured notes, which are unsecured debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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

29 Bank of America

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
The ratings and outlooks from Fitch Ratings for the Corporation and its subsidiaries have not changed from those disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. The ratings and outlooks from Moody’s Investors Service (Moody’s) and Standard & Poor’s Global Ratings for the Corporation and its subsidiaries did not change from those disclosed in the Corporation's 2019 Annual Report on Form 10-K.
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
During the nine months ended September 30, 2020, the COVID-19 pandemic negatively impacted economic activity in the U.S. and around the world. However, there were also positive signs during this period as parts of the economy began to reopen, and unemployment dropped from double-digit highs in the second quarter of 2020. To provide relief to individuals and businesses in the U.S., the President signed into law four economic stimulus packages in March and April 2020, including the CARES Act, and also signed an executive order in August 2020 to establish the Lost Wage Assistance Program. In addition, U.S. bank regulatory agencies also issued interagency guidance to financial institutions that are working with borrowers affected by COVID-19.
Consumer charge-offs remained low during the nine months ended September 30, 2020 due to payment deferrals and government stimulus benefits. However, we experienced increases in nonperforming loans and commercial reservable criticized utilized exposures as a result of weaker economic conditions arising from COVID-19, particularly in certain sectors of the economy that have been more significantly impacted during the pandemic (e.g., travel and entertainment).
To support our customers, we implemented various loan modification programs and other forms of support beginning in March 2020, including offering loan payment deferrals, refunding certain fees, and pausing foreclosure sales, evictions and repossessions. During the three months ended September 30, 2020, we experienced a decline in the need for customer assistance as the number of customer accounts and balances on deferral decreased significantly. For information on the accounting for loan modifications related to the COVID-19 pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
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
Consumer Credit Portfolio
While COVID-19 is severely impacting economic activity, and is contributing to increasing delinquencies and nonperforming loans within certain consumer portfolios, it did not have a significant impact on consumer portfolio charge-offs during the three and nine months ended September 30, 2020 due to payment deferrals and government stimulus benefits. However, COVID-19 could lead to adverse impacts to credit quality metrics in future periods if negative economic conditions continue or worsen. Net charge-offs decreased $58 million to $564 million for the three months ended September 30, 2020 due to lower credit card losses and remained relatively flat at $2.2 billion for the nine months ended September 30, 2020.
The consumer allowance for loan and lease losses increased $6.1 billion during the nine months ended September 30, 2020 to $10.7 billion due to the adoption of the new CECL accounting standard and deterioration in the economic outlook resulting

Bank of America 30

from the impact of COVID-19. For more information, see Allowance for Credit Losses on page 44.
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
Table 17 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Table 17	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		September 30 2020	December 31 2019	September 30 2020	December 31 2019	September 30 2020	December 31 2019
Residential mortgage (1)		$232,718	$236,169	$1,675	$1,470	$837	$1,088
Home equity		36,530	40,208	640	536	—	—
Credit card		79,834	97,608	n/a	n/a	546	1,042
Direct/Indirect consumer (2)		89,914	90,998	42	47	27	33
Other consumer		140	192	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$439,136	$465,175	$2,357	$2,053	$1,410	$2,163
Loans accounted for under the fair value option (3)		657	594
Total consumer loans and leases		$439,793	$465,769
Percentage of outstanding consumer loans and leases (4)				0.54%	0.44%	0.32%	0.47%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (4)				0.55	0.46	0.13	0.24
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At September 30, 2020 and December 31, 2019, residential mortgage includes $561 million and $740 million of loans on which interest had been curtailed by the FHA, and therefore were no longer accruing interest, although principal was still insured, and $276 million and $348 million of loans on which interest was still accruing.
(2)Outstandings primarily include auto and specialty lending loans and leases of $47.1 billion and $50.4 billion, U.S. securities-based lending loans of $39.0 billion and $36.7 billion and non-U.S. consumer loans of $2.9 billion and $2.8 billion at September 30, 2020 and December 31, 2019.
(3)Consumer loans accounted for under the fair value option include residential mortgage loans of $314 million and $257 million and home equity loans of $343 million and $337 million at September 30, 2020 and December 31, 2019. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
(4)Excludes consumer loans accounted for under the fair value option. At September 30, 2020 and December 31, 2019, $9 million and $6 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.
n/a = not applicable
Table 18 presents net charge-offs and related ratios for consumer loans and leases.

Table 18	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Residential mortgage	$(6)	$(38)	$(27)	$(51)	(0.01)%	(0.07)%	(0.02)%	(0.03)%
Home equity	(20)	(202)	(45)	(346)	(0.21)	(1.85)	(0.16)	(1.02)
Credit card	509	717	1,944	2,224	2.49	3.01	2.97	3.15
Direct/Indirect consumer	18	76	84	170	0.08	0.33	0.13	0.25
Other consumer	63	69	214	151	n/m	n/m	n/m	n/m
Total	$564	$622	$2,170	$2,148	0.50	0.55	0.64	0.64
(1)Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.
n/m = not meaningful
Table 19 presents outstandings, nonperforming balances, net charge-offs, allowance for credit losses and provision for credit losses for the core and non-core portfolios within the consumer real estate portfolio. We categorize consumer real estate loans as core and non-core based on loan and customer characteristics such as origination date, product type, LTV, Fair Isaac Corporation (FICO) score and delinquency status consistent with our current consumer and mortgage servicing strategy. Generally, loans that were originated after January 1, 2010, qualified under government-sponsored enterprise underwriting guidelines, or otherwise met our underwriting guidelines in place in 2015 are characterized as core loans. All other loans are generally characterized as non-core loans and represent runoff portfolios. Core loans as reported in Table 19 include loans held in the Consumer Banking and GWIM segments, as well as loans held for ALM activities in All Other.
As shown in Table 19, outstanding core consumer real estate loans decreased $4.8 billion during the nine months ended September 30, 2020 driven by a decrease of $1.9 billion in residential mortgage and a $2.9 billion decrease in home equity.

31 Bank of America

Table 19	Consumer Real Estate Portfolio (1)

	Outstandings		Nonperforming		Net Charge-offs
	September 30 2020	December 31 2019	September 30 2020	December 31 2019	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2020	2019	2020	2019
Core portfolio
Residential mortgage	$223,895	$225,770	$1,057	$883	$(3)	$(6)	$(23)	$(2)
Home equity	32,338	35,226	451	363	(4)	8	(1)	39
Total core portfolio	256,233	260,996	1,508	1,246	(7)	2	(24)	37
Non-core portfolio
Residential mortgage	8,823	10,399	618	587	(3)	(32)	(4)	(49)
Home equity	4,192	4,982	189	173	(16)	(210)	(44)	(385)
Total non-core portfolio	13,015	15,381	807	760	(19)	(242)	(48)	(434)
Consumer real estate portfolio
Residential mortgage	232,718	236,169	1,675	1,470	(6)	(38)	(27)	(51)
Home equity	36,530	40,208	640	536	(20)	(202)	(45)	(346)
Total consumer real estate portfolio	$269,248	$276,377	$2,315	$2,006	$(26)	$(240)	$(72)	$(397)

			Allowance for Credit Losses		Provision for Credit Losses
			September 30 2020	December 31 2019	Three Months Ended September 30		Nine Months Ended September 30
					2020	2019	2020	2019
Core portfolio
Residential mortgage			$371	$229	$8	$(4)	$135	$3
Home equity			603	120	(4)	(19)	144	(52)
Total core portfolio			974	349	4	(23)	279	(49)
Non-core portfolio
Residential mortgage			86	96	2	(39)	78	(91)
Home equity (2)			(67)	101	(15)	(250)	(2)	(481)
Total non-core portfolio			19	197	(13)	(289)	76	(572)
Consumer real estate portfolio
Residential mortgage			457	325	10	(43)	213	(88)
Home equity (3)			536	221	(19)	(269)	142	(533)
Total consumer real estate portfolio			$993	$546	$(9)	$(312)	$355	$(621)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option. Consumer loans accounted for under the fair value option include residential mortgage loans of $314 million and $257 million and home equity loans of $343 million and $337 million at September 30, 2020 and December 31, 2019. For more information, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
(2)The home equity non-core allowance is in a negative position at September 30, 2020 as it includes expected recoveries of amounts previously charged off.
(3)Home equity allowance includes a reserve for unfunded lending commitments of $138 million at September 30, 2020.
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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 53 percent of consumer loans and leases at September 30, 2020. Approximately 53 percent of the residential mortgage portfolio was in Consumer Banking and 39 percent was in GWIM. The remaining portion was in All Other and was comprised of loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with the
Government National Mortgage Association as well as loans repurchased related to our representations and warranties.
Outstanding balances in the residential mortgage portfolio decreased $3.5 billion during the nine months ended September 30, 2020 as both loan sales and runoff were partially offset by originations.
At September 30, 2020 and December 31, 2019, the residential mortgage portfolio included $11.7 billion and $18.7 billion of outstanding fully-insured loans, of which $3.0 billion and $11.2 billion had FHA insurance with the remainder protected by Fannie Mae long-term standby agreements. The decline was primarily driven by sales of loans with FHA insurance during the nine months ended September 30, 2020.
Table 20 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

Bank of America 32

Table 20	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
(Dollars in millions)		September 30 2020	December 31 2019	September 30 2020	December 31 2019
Outstandings		$232,718	$236,169	$220,996	$217,479
Accruing past due 30 days or more		2,607	3,108	1,394	1,296
Accruing past due 90 days or more		837	1,088	—	—
Nonperforming loans (2)		1,675	1,470	1,675	1,470
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		2%	2%	2%	2%
Refreshed LTV greater than 100		1	1	1	1
Refreshed FICO below 620		2	3	1	2
2006 and 2007 vintages (3)		3	4	3	4
(1)Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option. For information on our interest accrual policies and delinquency status for loan modifications related to the COVID-19 pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
(2)Includes loans that are contractually current which primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy and loans that have not yet demonstrated a sustained period of payment performance following a TDR.
(3)These vintages of loans accounted for $481 million, or 29 percent, and $365 million, or 25 percent, of nonperforming residential mortgage loans at September 30, 2020 and December 31, 2019.
Nonperforming outstanding balances in the residential mortgage portfolio increased $205 million during the nine months ended September 30, 2020 primarily driven by loans with deferrals that expired and have subsequently become nonperforming, and the inclusion of certain loans that, upon adoption of the new credit loss standard, became accounted for on an individual basis, which previously had been accounted for under a pool basis. Of the nonperforming residential mortgage loans at September 30, 2020, $531 million, or 32 percent, were current on contractual payments. Loans accruing past due 30 days or more increased $98 million driven primarily by borrowers whose deferrals expired throughout the year and have subsequently become delinquent.
Net charge-offs increased $32 million and $24 million to a net recovery of $6 million and $27 million for the three and nine months ended September 30, 2020 compared to the same periods in 2019. This increase is due largely to lower recoveries from the sales of previously charged-off loans.
Of the $221.0 billion in total residential mortgage loans outstanding at September 30, 2020, as shown in Table 20, 27 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $6.3 billion, or 11 percent, at September 30, 2020. Residential mortgage loans that have entered the amortization period generally have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At September 30, 2020, $101 million, or two percent of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.4 billion, or less than one percent, for the entire residential mortgage portfolio. In addition, at September 30, 2020, $329 million, or five percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $71 million were contractually current, compared to $1.7 billion, or one percent, for the entire residential mortgage portfolio. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three to ten years. Approximately 97 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2022 or later.
Table 21 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 16 percent of outstandings at both September 30, 2020 and December 31, 2019. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 14 percent and 13 percent of outstandings at September 30, 2020 and December 31, 2019.

Table 21	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	September 30 2020	December 31 2019	September 30 2020	December 31 2019	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2020	2019	2020	2019
California	$89,467	$88,998	$390	$274	$(5)	$(12)	$(16)	$(22)
New York	23,935	22,385	238	196	1	1	2	2
Florida	13,155	12,833	161	143	(1)	(8)	(4)	(12)
Texas	9,121	8,943	73	65	—	—	—	(1)
New Jersey	9,081	8,734	84	77	(1)	(2)	(1)	(4)
Other	76,237	75,586	729	715	—	(17)	(8)	(14)
Residential mortgage loans	$220,996	$217,479	$1,675	$1,470	$(6)	$(38)	$(27)	$(51)
Fully-insured loan portfolio	11,722	18,690
Total residential mortgage loan portfolio	$232,718	$236,169
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

33 Bank of America

Home Equity
At September 30, 2020, the home equity portfolio made up eight percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. We no longer originate home equity loans or reverse mortgages.
At September 30, 2020, our HELOC portfolio had an outstanding balance of $34.2 billion, or 94 percent of the total home equity portfolio, compared to $37.5 billion, or 93 percent, at December 31, 2019. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans.
At September 30, 2020 and December 31, 2019, our home equity loan portfolio had an outstanding balance of $974 million and $1.2 billion, or three percent, of the total home equity portfolio. At September 30, 2020, our reverse mortgage portfolio had an outstanding balance of $1.3 billion, or three percent of the total home equity portfolio, compared to $1.5 billion, or four percent, at December 31, 2019.
At September 30, 2020, 80 percent of the home equity portfolio was in Consumer Banking, 12 percent was in All Other and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $3.7 billion during the nine months ended September 30, 2020 primarily due to paydowns outpacing new originations and draws on existing lines. Of the total home equity portfolio at September 30, 2020 and December 31, 2019, $14.3 billion, or 39 percent, and $15.0 billion, or 37 percent, were in first-lien positions. At September 30, 2020, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $6.3 billion, or 17 percent, of our total home equity portfolio.
Unused HELOCs totaled $43.5 billion and $43.6 billion at September 30, 2020 and December 31, 2019. The HELOC utilization rate was 44 percent and 46 percent at September 30, 2020 and December 31, 2019.
Table 22 presents certain home equity portfolio key credit statistics.

Table 22	Home Equity – Key Credit Statistics (1)

(Dollars in millions)	September 30 2020	December 31 2019
Outstandings	$36,530	$40,208
Accruing past due 30 days or more (2)	215	218
Nonperforming loans (2, 3)	640	536
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	1%	1%
Refreshed CLTV greater than 100	2	2
Refreshed FICO below 620	3	3
2006 and 2007 vintages (4)	16	18
(1)Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option. For information on our interest accrual policies and delinquency status for loan modifications related to the COVID-19 pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
(2)Accruing past due 30 days or more include $30 million at both September 30, 2020 and December 31, 2019, and nonperforming loans include $84 million and $57 million of loans where we serviced the underlying first lien at September 30, 2020 and December 31, 2019.
(3)Includes loans that are contractually current which primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, junior-lien loans where the underlying first lien is 90 days or more past due, as well as loans that have not yet demonstrated a sustained period of payment performance following a TDR.
(4)These vintages of loans accounted for 36 percent and 34 percent of nonperforming home equity loans at September 30, 2020 and December 31, 2019.
Nonperforming outstanding balances in the home equity portfolio increased $104 million during the nine months ended September 30, 2020 primarily driven by loans with deferrals that expired and have subsequently become nonperforming. Of the nonperforming home equity loans at September 30, 2020, $262 million, or 41 percent, were current on contractual payments. In addition, $223 million, or 35 percent, of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $3 million during the nine months ended September 30, 2020.
Net charge-offs increased $182 million to a net recovery of $20 million, and $301 million to a net recovery of $45 million for the three and nine months ended September 30, 2020 compared to the same periods in 2019 as the prior-year period included recoveries from non-core home equity loan sales.
Of the $36.5 billion in total home equity portfolio outstandings at September 30, 2020, as shown in Table 22, 15 percent require interest-only payments. The outstanding balance of HELOCs that have reached the end of their draw period and have entered the amortization period was $9.9 billion at September 30, 2020. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At September 30, 2020, $145 million, or one percent of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at September 30, 2020, $473 million, or five percent, were nonperforming. Loans that have yet to enter the amortization period in our interest-only portfolio are primarily post-2008 vintages and generally have better credit quality than the previous vintages that had entered the amortization period. We communicate to contractually current customers more than a year prior to the end of their draw period to inform them of the potential change to the payment structure before entering the amortization period, and provide payment options to customers prior to the end of the draw period.
Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period. During the three months ended September 30, 2020, 17 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.

Bank of America 34

Table 23 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent of the outstanding home equity portfolio at both September 30, 2020 and December 31, 2019. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent of the outstanding home equity portfolio at both September 30, 2020 and December 31, 2019.

Table 23	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	September 30 2020	December 31 2019	September 30 2020	December 31 2019	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2020	2019	2020	2019
California	$10,171	$11,232	$136	$101	$(8)	$(54)	$(17)	$(109)
Florida	3,916	4,327	82	71	(2)	(30)	(7)	(72)
New Jersey	2,925	3,216	67	56	—	(13)	(1)	(11)
New York	2,636	2,899	100	85	(1)	(10)	—	(4)
Massachusetts	1,826	2,023	34	29	—	(6)	1	(6)
Other	15,056	16,511	221	194	(9)	(89)	(21)	(144)
Total home equity loan portfolio	$36,530	$40,208	$640	$536	$(20)	$(202)	$(45)	$(346)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Credit Card
At September 30, 2020, 97 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio decreased $17.8 billion during the nine months ended September 30, 2020 to $79.8 billion due to lower retail spending. Net charge-offs decreased $208 million to $509 million and $280 million to $1.9 billion during the three and nine months ended September 30, 2020 compared to the same periods in 2019 due to government stimulus benefits and payment deferrals associated with COVID-19. Credit card loans 30 days or more past due and still accruing interest decreased $765 million and loans 90 days or more past due and still accruing interest decreased $496 million primarily due to government stimulus benefits and payment deferrals along with declines in loan balances associated with COVID-19.
Unused lines of credit for credit card increased to $344.6 billion at September 30, 2020 from $336.9 billion at December 31, 2019 driven by decreased consumer spending.
Table 24 presents certain state concentrations for the credit card portfolio.

Table 24	Credit Card State Concentrations

	Outstandings		Accruing Past Due 90 Days or More (1)		Net Charge-offs
	September 30 2020	December 31 2019	September 30 2020	December 31 2019	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2020	2019	2020	2019
California	$12,820	$16,135	$96	$178	$92	$132	$347	$398
Florida	7,634	9,075	73	135	66	90	252	272
Texas	6,578	7,815	51	93	45	58	166	180
New York	4,799	5,975	44	80	43	63	154	183
Washington	3,696	4,639	13	26	12	17	47	53
Other	44,307	53,969	269	530	251	357	978	1,138
Total credit card portfolio	$79,834	$97,608	$546	$1,042	$509	$717	$1,944	$2,224
(1)For information on our interest accrual policies and delinquency status for loan modifications related to the COVID-19 pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Direct/Indirect Consumer
At September 30, 2020, 53 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and specialty lending – automotive, recreational vehicle, marine, aircraft and consumer personal loans) and 47 percent was included in GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio decreased $1.1 billion during the nine months ended September 30, 2020 to $89.9 billion primarily due to lower originations in Auto.

35 Bank of America

Table 25 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 25	Direct/Indirect State Concentrations

	Outstandings		Accruing Past Due 90 Days or More (1)		Net Charge-offs
	September 30 2020	December 31 2019	September 30 2020	December 31 2019	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2020	2019	2020	2019
California	$11,950	$11,912	$3	$4	$2	$32	$13	$44
Florida	10,581	10,154	4	4	3	5	14	21
Texas	8,915	9,516	3	5	4	8	13	23
New York	6,542	6,394	2	1	2	3	6	9
New Jersey	3,472	3,468	—	1	—	1	1	3
Other	48,454	49,554	15	18	7	27	37	70
Total direct/indirect loan portfolio	$89,914	$90,998	$27	$33	$18	$76	$84	$170
(1)For information on our interest accrual policies and delinquency status for loan modifications related to the COVID-19 pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 26 presents nonperforming consumer loans, leases and foreclosed properties activity for the three and nine months ended September 30, 2020 and 2019. During the nine months ended September 30, 2020, nonperforming consumer loans increased $304 million to $2.4 billion primarily driven by loans with deferrals that expired and have subsequently become nonperforming, as well as the inclusion of $137 million of certain loans that were previously classified as purchased credit-impaired loans and accounted for under a pool basis.
At September 30, 2020, $791 million, or 34 percent of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at September 30, 2020, $831 million, or 35 percent of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties decreased $94 million during the nine months ended September 30, 2020 to $135 million as liquidations outpaced additions.
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

Table 26	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019
Nonperforming loans and leases, beginning of period	$2,191	$3,027	$2,053	$3,842
Additions	587	335	1,418	1,116
Reductions:
Paydowns and payoffs	(113)	(197)	(303)	(580)
Sales	—	(748)	(31)	(1,414)
Returns to performing status (1)	(291)	(185)	(689)	(623)
Charge-offs	(13)	(23)	(62)	(80)
Transfers to foreclosed properties	(4)	(20)	(29)	(72)
Total net additions/(reductions) to nonperforming loans and leases	166	(838)	304	(1,653)
Total nonperforming loans and leases, September 30	2,357	2,189	2,357	2,189
Foreclosed properties, September 30 (2)	135	188	135	188
Nonperforming consumer loans, leases and foreclosed properties, September 30	$2,492	$2,377	$2,492	$2,377
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (3)	0.54%	0.48%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (3)	0.57	0.52
(1)Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.
(2)Foreclosed property balances do not include properties insured by certain government-guaranteed loans, principally FHA-insured, of $131 million and $275 million at September 30, 2020 and 2019.
(3)Outstanding consumer loans and leases exclude loans accounted for under the fair value option.

Bank of America 36

Table 27 presents TDRs for the consumer real estate portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 26. For more information on our loan modification programs offered in response to the COVID-19 pandemic, which are not TDRs, see Executive Summary - Recent Developments – COVID-19 Pandemic on page 3.

Table 27	Consumer Real Estate Troubled Debt Restructurings

	September 30, 2020			December 31, 2019
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Residential mortgage (1, 2)	$852	$3,079	$3,931	$921	$3,832	$4,753
Home equity (3)	241	876	1,117	252	977	1,229
Total consumer real estate troubled debt restructurings	$1,093	$3,955	$5,048	$1,173	$4,809	$5,982
(1)At September 30, 2020 and December 31, 2019, residential mortgage TDRs deemed collateral dependent totaled $1.1 billion and $1.2 billion, and included $709 million and $748 million of loans classified as nonperforming and $386 million and $468 million of loans classified as performing.
(2)At September 30, 2020 and December 31, 2019, residential mortgage performing TDRs include $1.6 billion and $2.1 billion of loans that were fully-insured.
(3)At September 30, 2020 and December 31, 2019, home equity TDRs deemed collateral dependent totaled $408 million and $442 million, and include $206 million and $209 million of loans classified as nonperforming and $202 million and $233 million of loans classified as performing.
In addition to modifying consumer real estate loans, we work with customers who are experiencing financial difficulty by modifying credit card and other consumer loans. Credit card and other consumer loan modifications generally involve a reduction in the customer’s interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months.
Modifications of credit card and other consumer loans are made through programs utilizing direct customer contact, but may also utilize external programs. At September 30, 2020 and December 31, 2019, our credit card and other consumer TDR portfolio was $699 million and $679 million, of which $624 million and $570 million were current or less than 30 days past due under the modified terms.
Commercial Portfolio Credit Risk Management
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure continue to be aligned with our risk appetite. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 32, 35 and 38 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, see Commercial Portfolio Credit Risk Management – Industry Concentrations on page 41 and Table 35.
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
Commercial Credit Portfolio
During the nine months ended September 30, 2020, commercial asset quality weakened as a result of the economic impact from COVID-19. However, there were also positive signs during this period. The draws by large corporate and commercial clients contributing to the $67.2 billion loan growth in the first quarter of 2020 have largely been repaid over the past six months as emergency or contingent funding was no longer needed or clients were able to access capital markets. Additionally, as part of the CARES Act, we had $24.7 billion of PPP loans outstanding with our small business clients at September 30, 2020, which are included in U.S. small business commercial in the tables in this section. For more information on PPP loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Credit quality of commercial real estate borrowers has begun to stabilize in many sectors as certain economies have reopened. Certain sectors, including hospitality and retail, continue to be negatively impacted as a result of COVID-19. Moreover, many real estate markets, while improving, are still experiencing some disruptions in demand, supply chain challenges and tenant difficulties.
The commercial allowance for loan and lease losses increased $4.0 billion during the nine months ended September 30, 2020 to $8.9 billion due to the deterioration in the economic outlook resulting from the impact of COVID-19. For more information, see Allowance for Credit Losses on page 44.
Total commercial utilized credit exposure decreased $4.1 billion during the nine months ended September 30, 2020 to $631.2 billion driven by lower loans held-for-sale (LHFS) and lower loans and leases. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 58 percent at both September 30, 2020 and December 31, 2019.

37 Bank of America

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

Table 28	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	September 30 2020	December 31 2019	September 30 2020	December 31 2019	September 30 2020	December 31 2019
Loans and leases	$515,379	$517,657	$396,920	$405,834	$912,299	$923,491
Derivative assets (5)	44,297	40,485	—	—	44,297	40,485
Standby letters of credit and financial guarantees	35,406	36,062	531	468	35,937	36,530
Debt securities and other investments	24,049	25,546	5,066	5,101	29,115	30,647
Loans held-for-sale	3,732	7,047	6,553	15,135	10,285	22,182
Operating leases	6,482	6,660	—	—	6,482	6,660
Commercial letters of credit	817	1,049	296	451	1,113	1,500
Other	1,033	800	—	—	1,033	800
Total	$631,195	$635,306	$409,366	$426,989	$1,040,561	$1,062,295
(1)Commercial utilized exposure includes loans of $6.6 billion and $7.7 billion and issued letters of credit with a notional amount of $121 million and $170 million accounted for under the fair value option at September 30, 2020 and December 31, 2019.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $3.2 billion and $4.2 billion at September 30, 2020 and December 31, 2019.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.3 billion and $10.6 billion at September 30, 2020 and December 31, 2019.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $41.3 billion and $33.9 billion at September 30, 2020 and December 31, 2019. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $35.0 billion and $35.2 billion at September 30, 2020 and December 31, 2019, which consists primarily of other marketable securities.
Outstanding commercial loans and leases decreased $2.3 billion during the nine months ended September 30, 2020 primarily due to repayments, partially offset by $24.7 billion of PPP loans outstanding at September 30, 2020. Nonperforming commercial loans increased $694 million across industries, and commercial reservable criticized utilized exposure increased
$24.3 billion spread across several industries, including travel and entertainment, as a result of weaker economic conditions arising from COVID-19. Table 29 presents our commercial loans and leases portfolio and related credit quality information at September 30, 2020 and December 31, 2019.

Table 29	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More (3)
(Dollars in millions)	September 30 2020	December 31 2019	September 30 2020	December 31 2019	September 30 2020	December 31 2019
Commercial and industrial:
U.S. commercial	$293,934	$307,048	$1,351	$1,094	$199	$106
Non-U.S. commercial	96,151	104,966	338	43	28	8
Total commercial and industrial	390,085	412,014	1,689	1,137	227	114
Commercial real estate	62,454	62,689	414	280	2	19
Commercial lease financing	17,413	19,880	14	32	32	20
	469,952	494,583	2,117	1,449	261	153
U.S. small business commercial (1)	38,850	15,333	76	50	77	97
Commercial loans excluding loans accounted for under the fair value option	508,802	509,916	2,193	1,499	338	250
Loans accounted for under the fair value option (2)	6,577	7,741
Total commercial loans and leases	$515,379	$517,657
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option include U.S. commercial of $3.4 billion and $4.7 billion and non-U.S. commercial of $3.2 billion and $3.1 billion at September 30, 2020 and December 31, 2019. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
(3)For information on our interest accrual policies and delinquency status for loan modifications related to the COVID-19 pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.

Bank of America 38

Table 30 presents net charge-offs and related ratios for our commercial loans and leases for the three and nine months ended September 30, 2020 and 2019.

Table 30	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Commercial and industrial:
U.S. commercial	$154	$53	$536	$202	0.20%	0.07%	0.23%	0.09%
Non-U.S. commercial	57	67	90	115	0.23	0.26	0.11	0.15
Total commercial and industrial	211	120	626	317	0.21	0.12	0.20	0.11
Commercial real estate	106	(1)	169	8	0.66	—	0.35	0.02
Commercial lease financing	24	1	60	14	0.53	0.02	0.43	0.09
	341	120	855	339	0.28	0.10	0.23	0.09
U.S. small business commercial	67	69	215	202	0.69	1.83	1.01	1.83
Total commercial	$408	$189	$1,070	$541	0.31	0.15	0.27	0.15
(1)Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.
Table 31 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure increased $24.3 billion during the nine months ended September 30, 2020, which was spread across several industries, including travel and entertainment, as a result of weaker economic conditions arising from COVID-19. At September 30, 2020 and December 31, 2019, 84 percent and 90 percent of commercial reservable criticized utilized exposure was secured.

Table 31		Commercial Reservable Criticized Utilized Exposure (1, 2)

(Dollars in millions)	September 30, 2020		December 31, 2019
Commercial and industrial:
U.S. commercial	$22,223	6.88%	$8,272	2.46%
Non-U.S. commercial	4,381	4.30	989	0.89
Total commercial and industrial	26,604	6.26	9,261	2.07
Commercial real estate	7,001	10.89	1,129	1.75
Commercial lease financing	657	3.77	329	1.66
	34,262	6.76	10,719	2.01
U.S. small business commercial	1,448	3.73	733	4.78
Total commercial reservable criticized utilized exposure (1)	$35,710	6.55	$11,452	2.09
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $33.9 billion and $10.7 billion and commercial letters of credit of $1.8 billion and $715 million at September 30, 2020 and December 31, 2019.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.
Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At September 30, 2020, 66 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 17 percent in Global Markets, 15 percent in GWIM (generally business-purpose loans for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans decreased $13.1 billion during the nine months ended September 30, 2020 primarily in Global Banking. Reservable criticized utilized exposure increased $14.0 billion, which was spread across several industries, including travel and entertainment, as a result of weaker economic conditions arising from COVID-19.
Non-U.S. Commercial
At September 30, 2020, 81 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 19 percent in Global Markets. Non-U.S. commercial loans decreased $8.8 billion during the nine months ended September 30, 2020, primarily in Global Banking. For information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 43.

Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans remained relatively flat at $62.5 billion at September 30, 2020 as paydowns were offset by new originations and increased utilizations under existing credit facilities. Reservable criticized utilized exposure increased $5.9 billion due to downgrades driven by the impact of COVID-19 across industries, led by hotels. Although we have observed property-level improvements in a number of the most impacted sectors, the length of time for recovery has been slower than originally anticipated, which has prompted these downgrades. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 23 percent and 24 percent of the commercial real estate portfolio at September 30, 2020 and December 31, 2019. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms.
For the three and nine months ended September 30, 2020, we continued to see low default rates and varying degrees of improvement in the non-residential portfolio. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including

39 Bank of America

transfers of deteriorating exposures to management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Table 32 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 32	Outstanding Commercial Real Estate Loans

(Dollars in millions)	September 30 2020	December 31 2019
By Geographic Region
California	$14,364	$14,910
Northeast	12,030	12,408
Southwest	9,070	8,408
Southeast	6,637	5,937
Florida	4,262	3,984
Midwest	3,226	3,203
Illinois	3,028	3,349
Midsouth	2,496	2,468
Northwest	1,598	1,638
Non-U.S.	3,707	3,724
Other (1)	2,036	2,660
Total outstanding commercial real estate loans	$62,454	$62,689
By Property Type
Non-residential
Office	$17,650	$17,902
Industrial / Warehouse	9,289	8,677
Shopping centers / Retail	7,850	8,183
Multi-family rental	7,524	7,250
Hotels / Motels	7,418	6,982
Unsecured	2,598	3,438
Multi-use	1,709	1,788
Other	7,420	6,958
Total non-residential	61,458	61,178
Residential	996	1,511
Total outstanding commercial real estate loans	$62,454	$62,689
(1)Includes unsecured loans to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.
U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking, and includes $24.7 billion of PPP loans outstanding at September 30, 2020. Excluding PPP, credit card-related products were 51 percent and 52 percent of the U.S. small business commercial portfolio at September 30, 2020 and December 31, 2019. Of the U.S. small business commercial net charge-offs, 93 percent were credit card-related products for the three and nine months ended September 30, 2020 compared to 92 percent and 95 percent for the same periods in 2019.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 33 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and nine months ended September 30, 2020 and 2019. Nonperforming loans do not include loans accounted for under the fair value option. During the nine months ended September 30, 2020, nonperforming commercial loans and leases increased $694 million to $2.2 billion, primarily driven by the impact of COVID-19. At September 30, 2020, 85 percent of commercial nonperforming loans, leases and foreclosed properties were secured and 63 percent were contractually current. Commercial nonperforming loans were carried at 78 percent of their unpaid principal balance before consideration of the allowance for loan and lease losses, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

Bank of America 40

Table 33	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019
Nonperforming loans and leases, beginning of period	$2,202	$1,160	$1,499	$1,102
Additions	656	492	2,326	1,521
Reductions:
Paydowns	(216)	(161)	(605)	(479)
Sales	(50)	(33)	(76)	(193)
Returns to performing status (3)	(21)	(48)	(45)	(105)
Charge-offs	(367)	(123)	(895)	(371)
Transfers to foreclosed properties	—	—	—	(7)
Transfers to loans held-for-sale	(11)	—	(11)	(181)
Total net additions/(reductions) to nonperforming loans and leases	(9)	127	694	185
Total nonperforming loans and leases, September 30	2,193	1,287	2,193	1,287
Foreclosed properties, September 30	45	59	45	59
Nonperforming commercial loans, leases and foreclosed properties, September 30	$2,238	$1,346	$2,238	$1,346
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.43%	0.25%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.44	0.26
(1)Balances do not include nonperforming loans held-for-sale of $184 million and $237 million at September 30, 2020 and 2019.
(2)Includes U.S. small business commercial activity. Small business card loans are excluded as they are not classified as nonperforming.
(3)Commercial loans and leases may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection. TDRs are generally classified as performing after a sustained period of demonstrated payment performance.
(4)Outstanding commercial loans exclude loans accounted for under the fair value option.
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

Table 34	Commercial Troubled Debt Restructurings

	September 30, 2020			December 31, 2019
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Commercial and industrial:
U.S. commercial	$743	$996	$1,739	$617	$999	$1,616
Non-U.S. commercial	82	128	210	41	193	234
Total commercial and industrial	825	1,124	1,949	658	1,192	1,850
Commercial real estate	260	34	294	212	14	226
Commercial lease financing	2	28	30	18	31	49
	1,087	1,186	2,273	888	1,237	2,125
U.S. small business commercial	—	28	28	—	27	27
Total commercial troubled debt restructurings	$1,087	$1,214	$2,301	$888	$1,264	$2,152
Industry Concentrations
Table 35 presents commercial committed and utilized credit exposure by industry and the total net credit default protection purchased to cover the funded and unfunded portions of certain credit exposures. Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure decreased $21.7 billion, or two percent, during the nine months ended September 30, 2020 to $1.0 trillion. The decrease in commercial committed exposure was concentrated in the Asset managers and funds, Global commercial banks, Utilities, and Pharmaceuticals and biotechnology industry sectors. Decreases were partially offset by increased exposure to the Automobiles and components and the Healthcare equipment and services industry sectors.
For information on industry limits, see Commercial Portfolio Credit Risk Management - Industry Concentrations in the MD&A of the Corporation’s 2019 Annual Report on Form 10-K.
Asset managers and funds, our largest industry concentration with committed exposure of $97.5 billion, decreased $12.6 billion, or 11 percent, during the nine months ended September 30, 2020.
Real estate, our second largest industry concentration with committed exposure of $95.3 billion, decreased $1.1 billion, or one percent, during the nine months ended September 30, 2020. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 39.
Capital goods, our third largest industry concentration with committed exposure of $83.2 billion, increased $2.3 billion, or three percent, during the nine months ended September 30, 2020 with the increase largely occurring in the machinery, aerospace and defense, and building products categories, partially offset by a decrease in trading companies and distributors, construction and engineering, and industrial conglomerates.
Given the widespread impact the COVID-19 pandemic is having on the U.S. and global economy, a number of industries have been and continue to be adversely impacted. We continue to monitor all industries, particularly higher risk industries which

41 Bank of America

are experiencing or could experience a more significant impact to their financial condition. The impact of the COVID-19 pandemic has also placed significant stress on global demand for oil, resulting in a steep decline in prices. Our energy-related committed exposure decreased $1.8 billion, or five percent, during the nine months ended September 30, 2020 to $34.5 billion, driven by declines in exploration and production, energy equipment and services and refining and marketing exposure offset, in part, by an increase in our integrated client exposure. For more information on COVID-19, see Executive Summary - Recent Developments – COVID-19 Pandemic on page 3.

Table 35	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	September 30 2020	December 31 2019	September 30 2020	December 31 2019
Asset managers and funds	$63,360	$71,386	$97,518	$110,069
Real estate (3)	72,105	70,361	95,251	96,370
Capital goods	42,899	41,082	83,159	80,892
Finance companies	43,396	40,173	66,964	63,942
Healthcare equipment and services	36,554	34,353	61,094	55,918
Government and public education	43,699	41,889	56,785	53,566
Materials	25,478	26,663	51,316	52,129
Retailing	27,085	25,868	49,602	48,317
Consumer services	32,016	28,434	48,631	49,071
Food, beverage and tobacco	22,706	24,163	45,019	45,956
Commercial services and supplies	22,274	23,103	39,219	38,944
Transportation	25,157	23,449	34,668	33,028
Energy	15,432	16,406	34,514	36,326
Utilities	12,488	12,383	29,501	36,060
Individuals and trusts	21,171	18,927	27,954	27,817
Media	13,616	12,445	25,802	23,645
Global commercial banks	21,295	30,171	23,444	32,345
Technology hardware and equipment	9,875	10,646	22,563	24,072
Software and services	10,767	10,432	21,104	20,556
Consumer durables and apparel	10,053	10,193	20,972	21,245
Automobiles and components	11,916	7,345	19,391	14,910
Vehicle dealers	14,598	18,013	18,457	21,435
Pharmaceuticals and biotechnology	5,142	5,964	15,634	20,206
Insurance	6,310	6,673	13,962	15,218
Telecommunication services	7,063	9,154	13,441	16,113
Food and staples retailing	5,166	6,290	10,470	10,392
Financial markets infrastructure (clearinghouses)	4,587	5,496	7,216	7,997
Religious and social organizations	4,987	3,844	6,910	5,756
Total commercial credit exposure by industry	$631,195	$635,306	$1,040,561	$1,062,295
Net credit default protection purchased on total commitments (4)			$(5,206)	$(3,349)
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.3 billion and $10.6 billion at September 30, 2020 and December 31, 2019.
(3)Industries are viewed from a variety of perspectives to best isolate the perceived risks. For purposes of this table, the real estate industry is defined based on the primary business activity of the borrowers or counterparties using operating cash flows and primary source of repayment as key factors.
(4)Represents net notional credit protection purchased to hedge funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures. For more information, see Commercial Portfolio Credit Risk Management – Risk Mitigation.
Risk Mitigation
We purchase credit protection to cover the funded portion as well as the unfunded portion of certain credit exposures. To lower the cost of obtaining our desired credit protection levels, we may add credit exposure within an industry, borrower or counterparty group by selling protection.
At September 30, 2020 and December 31, 2019, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $5.2 billion and $3.3 billion. We recorded net losses on these positions of $104 million and $106 million for the three and nine months ended September 30, 2020 compared to net losses of $15 million and $93 million for the same periods in 2019. The gains and losses on these instruments were offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 41. For more information, see Trading Risk Management on page 46.
Tables 36 and 37 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at September 30, 2020 and December 31, 2019.

Table 36	Net Credit Default Protection by Maturity

	September 30 2020	December 31 2019
Less than or equal to one year	50%	54%
Greater than one year and less than or equal to five years	48	45
Greater than five years	2	1
Total net credit default protection	100%	100%

Bank of America 42

Table 37	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
(Dollars in millions)	September 30, 2020		December 31, 2019
Ratings (2, 3)
A	$(310)	6.0%	$(697)	20.8%
BBB	(2,699)	51.8	(1,089)	32.5
BB	(1,388)	26.7	(766)	22.9
B	(519)	10.0	(373)	11.1
CCC and below	(237)	4.6	(119)	3.6
NR (4)	(53)	0.9	(305)	9.1
Total net credit default protection	$(5,206)	100.0%	$(3,349)	100.0%
(1)Represents net credit default protection purchased.
(2)Ratings are refreshed on a quarterly basis.
(3)Ratings of BBB- or higher are considered to meet the definition of investment grade.
(4)NR is comprised of index positions held and any names that have not been rated.
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
Table 38 presents our 20 largest non-U.S. country exposures at September 30, 2020. These exposures accounted for 91 percent and 88 percent of our total non-U.S. exposure at September 30, 2020 and December 31, 2019. Net country exposure for these 20 countries increased $37.9 billion in the nine months ended September 30, 2020. The majority of the increase was due to higher deposits with central banks in Germany and Japan.

Table 38	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at September 30 2020	Hedges and Credit Default Protection	Net Country Exposure at September 30 2020	Increase (Decrease) from December 31 2019
United Kingdom	$31,825	$16,188	$6,197	$2,836	$57,046	$(2,015)	$55,031	$(813)
Germany	35,523	9,366	2,389	5,353	52,631	(2,564)	50,067	19,239
Japan	20,481	1,004	1,560	2,558	25,603	(983)	24,620	14,088
France	11,340	8,436	1,308	4,942	26,026	(1,740)	24,286	8,031
Canada	8,148	9,043	1,323	2,082	20,596	(720)	19,876	(246)
Australia	6,610	3,660	454	2,893	13,617	(367)	13,250	2,148
China	9,182	41	1,126	2,343	12,692	(203)	12,489	(3,098)
Brazil	6,478	730	272	3,907	11,387	(320)	11,067	(705)
Netherlands	6,579	3,081	590	1,592	11,842	(810)	11,032	705
India	5,597	151	448	3,897	10,093	(224)	9,869	(2,148)
Switzerland	5,752	2,921	156	230	9,059	(395)	8,664	1,279
South Korea	5,486	854	459	1,824	8,623	(127)	8,496	(209)
Singapore	3,997	230	354	3,809	8,390	(57)	8,333	507
Mexico	3,920	1,225	201	1,663	7,009	(139)	6,870	(941)
Belgium	4,271	1,310	534	901	7,016	(250)	6,766	259
Hong Kong	4,723	220	512	1,167	6,622	(26)	6,596	(460)
Spain	2,926	1,343	306	789	5,364	(303)	5,061	339
Ireland	3,272	930	103	389	4,694	(11)	4,683	1,316
Italy	2,610	1,222	562	1,310	5,704	(1,065)	4,639	(738)
United Arab Emirates	2,545	139	217	52	2,953	(41)	2,912	(675)
Total top 20 non-U.S. countries exposure	$181,265	$62,094	$19,071	$44,537	$306,967	$(12,360)	$294,607	$37,878
Our largest non-U.S. country exposure at September 30, 2020 was the U.K. with net exposure of $55.0 billion, which represents an $813 million decrease from December 31, 2019. Our second largest non-U.S. country exposure was Germany with net exposure of $50.1 billion at September 30, 2020, a $19.2 billion increase from December 31, 2019. The increase in Germany was primarily driven by an increase in deposits with the central bank.
In light of the global COVID-19 pandemic, we are monitoring our non-U.S. exposure closely, particularly in countries where restrictions on certain activities, in an attempt to contain the spread and impact of the virus, have affected and will likely continue to adversely affect economic activity. We are managing the impact to our international business operations as part of our overall response framework and are taking actions to manage exposure carefully in impacted regions while supporting the needs of our clients. The magnitude and duration of the COVID-19 pandemic and its full impact on the global economy continue to be highly uncertain. The impact of COVID-19 could have an adverse impact on the global economy for a prolonged period of time. For more information on how the COVID-19 pandemic may affect our operations, see Executive Summary - Recent Developments – COVID-19 Pandemic on page 3 and Part II, Item 1A. Risk Factors on page 105.

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
The allowance for credit losses further increased by $8.0 billion from January 1, 2020 to $21.5 billion at September 30, 2020, which included a $5.2 billion increase in the commercial portfolio and a $2.8 billion increase in the consumer portfolio. The increases were driven by deterioration in the economic outlook resulting from the impact of COVID-19. Assuming the macroeconomic outlook does not deteriorate further, we do not expect to increase the level of the allowance for credit losses in the fourth quarter of 2020. The following table presents an allocation of the allowance for credit losses by product type for September 30, 2020, January 1, 2020 and December 31, 2019 (prior to the adoption of the CECL accounting standard).

Table 39	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	September 30, 2020			January 1, 2020			December 31, 2019
Allowance for loan and lease losses
Residential mortgage	$457	2.33%	0.20%	$212	1.72%	0.09%	$325	3.45%	0.14%
Home equity	398	2.03	1.09	228	1.84	0.57	221	2.35	0.55
Credit card	8,972	45.78	11.24	6,809	55.10	6.98	3,710	39.39	3.80
Direct/Indirect consumer	800	4.08	0.89	566	4.58	0.62	234	2.49	0.26
Other consumer	64	0.34	n/m	55	0.45	n/m	52	0.55	n/m
Total consumer	10,691	54.56	2.43	7,870	63.69	1.69	4,542	48.23	0.98
U.S. commercial (2)	5,163	26.35	1.55	2,723	22.03	0.84	3,015	32.02	0.94
Non-U.S. commercial	1,353	6.90	1.41	668	5.41	0.64	658	6.99	0.63
Commercial real estate	2,283	11.65	3.66	1,036	8.38	1.65	1,042	11.07	1.66
Commercial lease financing	106	0.54	0.60	61	0.49	0.31	159	1.69	0.80
Total commercial	8,905	45.44	1.75	4,488	36.31	0.88	4,874	51.77	0.96
Allowance for loan and lease losses	19,596	100.00%	2.07	12,358	100.00%	1.27	9,416	100.00%	0.97
Reserve for unfunded lending commitments	1,910			1,123			813
Allowance for credit losses	$21,506			$13,481			$10,229
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option. Consumer loans accounted for under the fair value option include residential mortgage loans of $314 million at September 30, 2020 and $257 million at January 1, 2020 and December 31, 2019 and home equity loans of $343 million at September 30, 2020 and $337 million at January 1, 2020 and December 31, 2019. Commercial loans accounted for under the fair value option include U.S. commercial loans of $3.4 billion, $5.1 billion and $4.7 billion at September 30, 2020, January 1, 2020 and December 31, 2019, respectively and non-U.S. commercial loans of $3.2 billion, $3.2 billion and $3.1 billion at September 30, 2020, January 1, 2020 and December 31, 2019, respectively.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $1.5 billion, $831 million and $523 million at September 30, 2020, January 1, 2020 and December 31, 2019, respectively.
n/m = not meaningful
Net charge-offs for the three and nine months ended September 30, 2020 were $972 million and $3.2 billion compared to $811 million and $2.7 billion for the same periods in 2019 driven by increases in commercial losses. The provision for credit losses increased $610 million to $1.4 billion, and $8.6 billion to $11.3 billion for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The allowance for credit losses included a reserve build of $417 million for the three months ended September 30, 2020, driven by COVID-19 impacted industries, such as travel and entertainment, and a reserve build of $8.0 billion for the nine months ended September 30, 2020 primarily due to the deterioration in the economic outlook resulting from the impact of COVID-19 on both the consumer and commercial portfolios. The provision for credit losses for the consumer portfolio, including unfunded lending commitments, decreased $269 million to $295 million and increased $3.0 billion to $5.0 billion for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $879 million to $1.1 billion and $5.6 billion to $6.3 billion for the three and nine months ended September 30, 2020 compared to the same periods in 2019.
The following table presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for the nine months ended September 30, 2020 and 2019, noting that measurement of the allowance for credit losses for 2019 was based on management’s estimate of probable incurred losses. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

Bank of America 44

Table 40	Allowance for Credit Losses

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2020	2019	2020	2019
Allowance for loan and lease losses, beginning of period		$19,389	$9,527	$12,358	$9,601
Loans and leases charged off
Residential mortgage		(5)	(28)	(28)	(69)
Home equity		(8)	(171)	(47)	(386)
Credit card		(665)	(865)	(2,407)	(2,659)
Direct/Indirect consumer		(75)	(157)	(277)	(403)
Other consumer		(70)	(71)	(232)	(163)
Total consumer charge-offs		(823)	(1,292)	(2,991)	(3,680)
U.S. commercial (1)		(279)	(151)	(870)	(486)
Non-U.S. commercial		(57)	(66)	(91)	(115)
Commercial real estate		(106)	—	(170)	(10)
Commercial lease financing		(28)	(3)	(68)	(19)
Total commercial charge-offs		(470)	(220)	(1,199)	(630)
Total loans and leases charged off		(1,293)	(1,512)	(4,190)	(4,310)
Recoveries of loans and leases previously charged off
Residential mortgage		11	66	55	120
Home equity		28	373	92	732
Credit card		156	148	463	435
Direct/Indirect consumer		57	81	193	233
Other consumer		7	2	18	12
Total consumer recoveries		259	670	821	1,532
U.S. commercial (2)		58	29	119	82
Non-U.S. commercial		—	(1)	1	—
Commercial real estate		—	1	1	2
Commercial lease financing		4	2	8	5
Total commercial recoveries		62	31	129	89
Total recoveries of loans and leases previously charged off		321	701	950	1,621
Net charge-offs		(972)	(811)	(3,240)	(2,689)
Provision for loan and lease losses		1,180	776	10,480	2,637
Other (3)		(1)	(59)	(2)	(116)
Allowance for loan and lease losses, September 30		19,596	9,433	19,596	9,433
Reserve for unfunded lending commitments, beginning of period		1,702	806	1,123	797
Provision for unfunded lending commitments		209	3	787	12
Other (3)		(1)	—	—	—
Reserve for unfunded lending commitments, September 30		1,910	809	1,910	809
Allowance for credit losses, September 30		$21,506	$10,242	$21,506	$10,242

Loan and allowance ratios:
Loans and leases outstanding at September 30 (4)		$947,938	$965,236	$947,938	$965,236
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at September 30 (4)		2.07%	0.98%	2.07%	0.98%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at September 30 (5)		2.43	1.01	2.43	1.01
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at September 30 (6)		1.75	0.95	1.75	0.95
Average loans and leases outstanding (4)		$965,836	$956,850	$989,839	$946,546
Annualized net charge-offs as a percentage of average loans and leases outstanding (4)		0.40%	0.34%	0.44%	0.38%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at September 30		431	271	431	271
Ratio of the allowance for loan and lease losses at September 30 to net charge-offs		5.07	2.93	4.53	2.62
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at September 30 (7)		$10,331	$4,144	$10,331	$4,144
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at September 30 (7)		204%	152%	204%	152%
(1)Includes U.S. small business commercial charge-offs of $77 million and $247 million for the three and nine months ended September 30, 2020 compared to $79 million and $239 million for the same periods in 2019.
(2)Includes U.S. small business commercial recoveries of $10 million and $32 million for the three and nine months ended September 30, 2020 compared to $10 million and $37 million for the same periods in 2019.
(3)Primarily represents write-offs of purchased credit-impaired (PCI) loans in 2019, and the net impact of portfolio sales, transfers to held for sale and transfers to foreclosed properties.
(4)Outstanding loan and lease balances and ratios do not include loans accounted for under the fair value option of $7.2 billion and $7.7 billion at September 30, 2020 and 2019. Average loans accounted for under the fair value option were $8.2 billion and $8.6 billion for the three and nine months ended September 30, 2020 compared to $7.9 billion and $6.6 billion for the same periods in 2019.
(5)Excludes consumer loans accounted for under the fair value option of $657 million and $640 million at September 30, 2020 and 2019.
(6)Excludes commercial loans accounted for under the fair value option of $6.6 billion and $7.0 billion at September 30, 2020 and 2019.
(7)Primarily includes amounts allocated to credit card and unsecured consumer lending portfolios in Consumer Banking.

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
Table 41 presents period-end, average, high and low daily trading VaR for the three months ended September 30, 2020, June 30, 2020 and September 30, 2019 using a 99 percent confidence level, as well as average daily trading VaR for the nine months ended September 30, 2020 and 2019. The amounts disclosed in Table 41 and Table 42 align to the view of covered positions used in the Basel 3 capital calculations. Foreign exchange and commodity positions are always considered covered positions, regardless of trading or banking treatment for the trade, except for structural foreign currency positions that are excluded with prior regulatory approval.
The average of total covered positions and less liquid trading positions portfolio VaR increased for the three months ended September 30, 2020 compared to the prior quarter primarily due to a decrease in portfolio diversification.

Table 41	Market Risk VaR for Trading Activities

	Three Months Ended												Nine Months Ended September 30
	September 30, 2020				June 30, 2020				September 30, 2019
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	2020 Average	2019 Average
Foreign exchange	$7	$7	$25	$5	$5	$7	$11	$4	$3	$6	$11	$3	$7	$6
Interest rate	14	18	27	13	17	15	23	7	22	20	26	14	18	25
Credit	61	62	68	54	64	65	91	48	26	24	27	20	54	22
Equity	16	17	22	12	16	24	43	15	24	23	29	17	26	21
Commodities	4	6	10	4	7	7	12	5	4	6	31	4	6	6
Portfolio diversification	(71)	(56)	—	—	(39)	(60)	—	—	(50)	(48)	—	—	(58)	(48)
Total covered positions portfolio	31	54	96	31	70	58	85	28	29	31	36	24	53	32
Impact from less liquid exposures	50	55	—	—	30	23	—	—	2	3	—	—	26	3
Total covered positions and less liquid trading positions portfolio	81	109	149	55	100	81	111	47	31	34	38	27	79	35
Fair value option loans	71	62	72	54	56	67	84	55	11	11	13	9	48	9
Fair value option hedges	11	13	15	11	15	15	17	12	10	11	13	9	13	9
Fair value option portfolio diversification	(27)	(32)	—	—	(36)	(31)	—	—	(6)	(10)	—	—	(24)	(9)
Total fair value option portfolio	55	43	58	34	35	51	86	34	15	12	16	9	37	9
Portfolio diversification	(10)	(18)	—	—	(16)	(12)	—	—	(12)	(9)	—	—	(14)	(6)
Total market-based portfolio	$126	$134	160	99	$119	$120	159	76	$34	$37	44	28	$102	$38
(1)The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore the impact from less liquid exposures and the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, is not relevant.

Bank of America 46

The graph below presents the daily covered positions and less liquid trading positions portfolio VaR for the previous five quarters, corresponding to the data in Table 41. Peak VaR in mid-March 2020 was driven by increased market realized volatility and higher implied volatilities.
Additional VaR statistics produced within our single VaR model are provided in Table 42 at the same level of detail as in Table 41. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 42 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for the three months ended September 30, 2020, June 30, 2020 and September 30, 2019. The increase in VaR for the 99 percent confidence level for the three months ended September 30, 2020 was primarily due to COVID-19 related market volatility, which impacted the 99 percent VaR average more severely than the 95 percent VaR average.

Table 42	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	Three Months Ended
	September 30, 2020		June 30, 2020		September 30, 2019
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$7	$4	$7	$4	$6	$4
Interest rate	18	8	15	6	20	13
Credit	62	18	65	18	24	16
Equity	17	9	24	12	23	12
Commodities	6	3	7	4	6	3
Portfolio diversification	(56)	(25)	(60)	(25)	(48)	(31)
Total covered positions portfolio	54	17	58	19	31	17
Impact from less liquid exposures	55	5	23	2	3	2
Total covered positions and less liquid trading positions portfolio	109	22	81	21	34	19
Fair value option loans	62	14	67	15	11	6
Fair value option hedges	13	6	15	8	11	7
Fair value option portfolio diversification	(32)	(7)	(31)	(12)	(10)	(7)
Total fair value option portfolio	43	13	51	11	12	6
Portfolio diversification	(18)	(7)	(12)	(7)	(9)	(4)
Total market-based portfolio	$134	$28	$120	$25	$37	$21
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. For more information on our backtesting process, see Trading Risk Management – Backtesting in the MD&A of the Corporation’s 2019 Annual Report on Form 10-K.
During the three months ended September 30, 2020, there were no days where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period. During the nine months ended September 30, 2020, seven days with losses exceeded total covered portfolio VaR.
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
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended September 30, 2020 compared to the three months ended June 30, 2020 and March 31, 2020. During the three months ended September 30, 2020, positive trading-related revenue was recorded for 100 percent of the trading days, of which 88 percent were daily trading gains of over $25 million. This compares to the three months ended June 30, 2020 where positive trading-related revenue was recorded for 100 percent of the trading days, of which 95 percent were daily trading gains of over $25 million. During the three months ended March 31, 2020, positive trading-related

47 Bank of America

revenue was recorded for 94 percent of the trading days, of which 89 percent were daily trading gains of over $25 million.

Histogram of Daily Trading-related Revenue
40
35
30
25
20
15
10
5
0
Number of Days
greater than -100
-100 to -75
-75 to -50
-50 to -25
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Three Months Ended March 31, 2020
Three Months Ended June 30, 2020
Three Months Ended Sep 30, 2020

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
Table 43 presents the spot and 12-month forward rates used in our baseline forecasts at September 30, 2020 and December 31, 2019.

Table 43	Forward Rates

	September 30, 2020
	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	0.25%	0.23%	0.71%
12-month forward rates	0.25	0.19	0.81

	December 31, 2019
Spot rates	1.75%	1.91%	1.90%
12-month forward rates	1.50	1.62	1.92
Table 44 shows the pretax impact to forecasted net interest income over the next 12 months from September 30, 2020 and December 31, 2019 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment. The interest rate scenarios also assume U.S. dollar rates are floored at zero.
In the nine months ended September 30, 2020, the asset sensitivity of our balance sheet increased in both up-rate and down-rate scenarios primarily due to higher deposit balances. We continue to be asset sensitive to a parallel upward move in interest rates with the majority of that impact coming from the short end of the yield curve. Additionally, higher interest rates impact the fair value of debt securities and, accordingly, for debt securities classified as AFS, may adversely affect OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital is reduced over time by offsetting positive impacts to net interest income. For more information on Basel 3, see Capital Management – Regulatory Capital on page 24.

Table 44	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes

	Short Rate (bps)	Long Rate (bps)

(Dollars in millions)			September 30, 2020	December 31 2019
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$9,600	$4,190
-25 bps instantaneous shift	-25	-25	(2,516)	(1,500)
Flatteners
Short-end instantaneous change	+100	—	6,357	2,641
Long-end instantaneous change	—	-25	(1,322)	(653)
Steepeners
Short-end instantaneous change	-25	—	(1,198)	(844)
Long-end instantaneous change	—	+100	3,341	1,561
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
We use interest rate derivative instruments to hedge the variability in the cash flows of our assets and liabilities and other forecasted transactions (collectively referred to as cash flow hedges). The net results on both open and terminated cash flow hedge derivative instruments recorded in accumulated OCI

Bank of America 48

were a gain of $557 million and a loss of $496 million, on a pretax basis, at September 30, 2020 and December 31, 2019. These gains and losses are expected to be reclassified into earnings in the same period as the hedged cash flows affect earnings and will decrease income or increase expense on the respective hedged cash flows. Assuming no change in open cash flow derivative hedge positions and no changes in prices or interest rates beyond what is implied in forward yield curves at September 30, 2020, the after-tax net gains are expected to be reclassified into earnings as follows: a gain of $191 million within the next year, a gain of $352 million in years two through five, a loss of $79 million in years six through ten, with the remaining loss of $56 million thereafter. For more information on derivatives designated as cash flow hedges, see Note 3 – Derivatives to the Consolidated Financial Statements.
We hedge our net investment in non-U.S. operations determined to have functional currencies other than the U.S.
dollar using forward foreign exchange contracts that typically settle in less than 180 days, cross-currency basis swaps and foreign exchange options. We recorded net after-tax losses on derivatives in accumulated OCI associated with net investment hedges which were offset by gains on our net investments in consolidated non-U.S. entities at September 30, 2020.
Table 45 presents derivatives utilized in our ALM activities and shows the notional amount, fair value, weighted-average receive-fixed and pay-fixed rates, expected maturity and average estimated durations of our open ALM derivatives at September 30, 2020 and December 31, 2019. These amounts do not include derivative hedges on our MSRs. During the nine months ended September 30, 2020, the fair value of receive-fixed interest rate swaps increased while pay-fixed interest swaps decreased, primarily driven by lower swap rates on hedges of U.S. dollar long-term debt.

Table 45	Asset and Liability Management Interest Rate and Foreign Exchange Contracts

		September 30, 2020
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	Remainder of 2020	2021	2022	2023	2024	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$24,685								7.78
Notional amount		$282,994	$4,650	$14,644	$27,058	$46,960	$31,747	$157,935
Weighted-average fixed-rate		1.90%	2.79%	3.17%	2.01%	1.82%	1.42%	1.85%
Pay-fixed interest rate swaps (1)	(11,446)								6.66
Notional amount		$271,616	$4,344	$12,269	$15,258	$36,919	$30,411	$172,415
Weighted-average fixed-rate		1.05%	2.16%	0.62%	0.34%	1.21%	1.04%	1.09%
Same-currency basis swaps (2)	(199)
Notional amount		$209,569	$3,381	$18,537	$6,796	$3,518	$22,737	$154,600
Foreign exchange basis swaps (1, 3, 4)	(1,251)
Notional amount		108,512	1,485	26,538	15,637	7,890	3,555	53,407
Foreign exchange contracts (1, 4, 5)	1,841
Notional amount (6)		(102,072)	(128,059)	1,989	2,721	2,402	4,546	14,329
Futures and forward rate contracts	115
Notional amount		48,375	48,375
Option products	—
Notional amount		16	—	—	—	16	—	—
Net ALM contracts	$13,745

		December 31, 2019
		Expected Maturity
(Dollars in millions, average estimated duration in years)	Fair Value	Total	2020	2021	2022	2023	2024	Thereafter	Average Estimated Duration
Receive-fixed interest rate swaps (1)	$12,370								6.47
Notional amount		$215,123	$16,347	$14,642	$21,616	$36,356	$21,257	$104,905
Weighted-average fixed-rate		2.68%	2.68%	3.17%	2.48%	2.36%	2.55%	2.79%
Pay-fixed interest rate swaps (1)	(2,669)								6.99
Notional amount		$69,586	$4,344	$2,117	$—	$13,993	$8,194	$40,938
Weighted-average fixed-rate		2.36%	2.16%	2.15%	—%	2.52%	2.26%	2.35%
Same-currency basis swaps (2)	(290)
Notional amount		$152,160	$18,857	$18,590	$4,306	$2,017	$14,567	$93,823
Foreign exchange basis swaps (1, 3, 4)	(1,258)
Notional amount		113,529	23,639	24,215	14,611	7,111	3,521	40,432
Foreign exchange contracts (1, 4, 5)	414
Notional amount (6)		(53,106)	(79,315)	4,539	2,674	2,340	4,432	12,224
Option products	—
Notional amount		15	—	—	—	15	—	—
Net ALM contracts	$8,567
(1)Does not include basis adjustments on either fixed-rate debt issued by the Corporation or AFS debt securities, which are hedged using derivatives designated as fair value hedging instruments, that substantially offset the fair values of these derivatives.
(2)At September 30, 2020 and December 31, 2019, the notional amount of same-currency basis swaps included $209.6 billion and $152.2 billion in both foreign currency and U.S. dollar-denominated basis swaps in which both sides of the swap are in the same currency.
(3)Foreign exchange basis swaps consisted of cross-currency variable interest rate swaps used separately or in conjunction with receive-fixed interest rate swaps.
(4)Does not include foreign currency translation adjustments on certain non-U.S. debt issued by the Corporation that substantially offset the fair values of these derivatives.
(5)The notional amount of foreign exchange contracts of $(102.1) billion at September 30, 2020 was comprised of $33.7 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(131.9) billion in net foreign currency forward rate contracts, $(4.3) billion in foreign currency-denominated interest rate swaps and $462 million in net foreign currency futures contracts. Foreign exchange contracts of $(53.1) billion at December 31, 2019 were comprised of $29.0 billion in foreign currency-denominated and cross-currency receive-fixed swaps, $(82.4) billion in net foreign currency forward rate contracts, $(313) million in foreign currency-denominated interest rate swaps and $644 million in foreign currency futures contracts.
(6)Reflects the net of long and short positions. Amounts shown as negative reflect a net short position.

49 Bank of America

Mortgage Banking Risk Management
We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be held for investment or held for sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.
Changes in interest rates impact the value of interest rate lock commitments (IRLCs) and the related residential first mortgage LHFS, as well as the value of the MSRs. Because the interest rate risks of these hedged items offset, we combine them into one overall hedged item with one combined economic hedge portfolio consisting of derivative contracts and securities. For more information on IRLCs and the related residential mortgage LHFS, see Mortgage Banking Risk Management in the MD&A of the Corporation’s 2019 Annual Report on Form 10-K.
During the three and nine months ended September 30, 2020 and 2019, we recorded gains of $85 million and $313 million related to the change in fair value of the MSRs, IRLCs and LHFS, net of gains and losses on the hedge portfolio, compared to gains of $78 million and $217 million for the same periods in 2019.
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
The Corporation's estimate of lifetime ECL includes the use of quantitative models that incorporate forward-looking macroeconomic scenarios that are applied over the contractual life of the loan portfolios, adjusted for expected prepayments and borrower-controlled extension options. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, real estate prices, gross domestic product levels, corporate bond spreads and long-term interest rate forecasts. As any one economic outlook is inherently uncertain, the Corporation leverages multiple scenarios. The scenarios that are chosen each quarter and the amount of weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of internal and third-party economists and industry trends.
The Corporation also includes qualitative reserves to cover losses that are expected but, in the Corporation's assessment, may not be adequately represented in the economic assumptions described above. For example, factors that the Corporation considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition and legal and regulatory requirements, among others. Further, the Corporation considers the inherent uncertainty in quantitative models that are built on historical data.
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

Bank of America 50

Non-GAAP Reconciliations
Table 46 provides reconciliations of certain non-GAAP financial measures to the most closely related GAAP financial measures.

Table 46	Period-end and Average Supplemental Financial Data and Reconciliations to GAAP Financial Measures (1)

	Period-end		Average
	September 30 2020	December 31 2019	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)			2020	2019	2020	2019
Shareholders’ equity	$268,850	$264,810	$267,323	$270,430	$266,062	$268,223
Goodwill	(68,951)	(68,951)	(68,951)	(68,951)	(68,951)	(68,951)
Intangible assets (excluding MSRs)	(2,185)	(1,661)	(1,976)	(1,707)	(1,758)	(1,735)
Related deferred tax liabilities	910	713	855	752	791	787
Tangible shareholders’ equity	$198,624	$194,911	$197,251	$200,524	$196,144	$198,324
Preferred stock	(23,427)	(23,401)	(23,427)	(23,800)	(23,437)	(22,894)
Tangible common shareholders’ equity	$175,197	$171,510	$173,824	$176,724	$172,707	$175,430

Total assets	$2,738,452	$2,434,079
Goodwill	(68,951)	(68,951)
Intangible assets (excluding MSRs)	(2,185)	(1,661)
Related deferred tax liabilities	910	713
Tangible assets	$2,668,226	$2,364,180
(1)Presents reconciliations of non-GAAP financial measures to the most closely related GAAP financial measures. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 8.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

51 Bank of America

Part I. Financial Information
Item 1. Financial Statements
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share information)	2020	2019	2020	2019
Net interest income
Interest income	$11,486	$17,916	$40,124	$54,310
Interest expense	1,357	5,729	7,017	17,559
Net interest income	10,129	12,187	33,107	36,751

Noninterest income
Fees and commissions	8,777	8,467	25,490	24,495
Market making and similar activities	1,689	2,118	6,983	7,267
Other income	(259)	35	(151)	382
Total noninterest income	10,207	10,620	32,322	32,144
Total revenue, net of interest expense	20,336	22,807	65,429	68,895

Provision for credit losses	1,389	779	11,267	2,649

Noninterest expense
Compensation and benefits	8,200	7,779	24,535	24,000
Occupancy and equipment	1,798	1,663	5,302	4,908
Information processing and communications	1,333	1,163	3,807	3,484
Product delivery and transaction related	930	696	2,518	2,067
Marketing	308	440	1,238	1,410
Professional fees	450	386	1,206	1,155
Other general operating	1,382	3,042	2,680	4,637
Total noninterest expense	14,401	15,169	41,286	41,661
Income before income taxes	4,546	6,859	12,876	24,585
Income tax expense	(335)	1,082	452	4,149
Net income	$4,881	$5,777	$12,424	$20,436
Preferred stock dividends	441	505	1,159	1,186
Net income applicable to common shareholders	$4,440	$5,272	$11,265	$19,250

Per common share information
Earnings	$0.51	$0.57	$1.29	$2.02
Diluted earnings	0.51	0.56	1.28	2.01
Average common shares issued and outstanding	8,732.9	9,303.6	8,762.6	9,516.2
Average diluted common shares issued and outstanding	8,777.5	9,353.0	8,800.5	9,565.7

Consolidated Statement of Comprehensive Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019
Net income	$4,881	$5,777	$12,424	$20,436
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	101	1,538	4,794	6,231
Net change in debit valuation adjustments	(58)	229	(5)	(272)
Net change in derivatives	76	118	808	651
Employee benefit plan adjustments	44	26	144	83
Net change in foreign currency translation adjustments	21	(51)	(86)	(99)
Other comprehensive income (loss)	184	1,860	5,655	6,594
Comprehensive income	$5,065	$7,637	$18,079	$27,030
See accompanying Notes to Consolidated Financial Statements.

Bank of America 52

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	September 30	December 31
(Dollars in millions)	2020	2019
Assets
Cash and due from banks	$32,922	$30,152
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	268,084	131,408
Cash and cash equivalents	301,006	161,560
Time deposits placed and other short-term investments	5,088	7,107
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $103,101 and $50,364 measured at fair value)	326,745	274,597
Trading account assets (includes $110,698 and $90,946 pledged as collateral)	255,500	229,826
Derivative assets	44,297	40,485
Debt securities:
Carried at fair value	245,997	256,467
Held-to-maturity, at cost (fair value – $347,917 and $219,821)	338,400	215,730
Total debt securities	584,397	472,197
Loans and leases (includes $7,234 and $8,335 measured at fair value)	955,172	983,426
Allowance for loan and lease losses	(19,596)	(9,416)
Loans and leases, net of allowance	935,576	974,010
Premises and equipment, net	10,902	10,561
Goodwill	68,951	68,951
Loans held-for-sale (includes $1,905 and $3,709 measured at fair value)	4,434	9,158
Customer and other receivables	61,684	55,937
Other assets (includes $12,725 and $15,518 measured at fair value)	139,872	129,690
Total assets	$2,738,452	$2,434,079

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$616,925	$403,305
Interest-bearing (includes $626 and $508 measured at fair value)	996,804	940,731
Deposits in non-U.S. offices:
Noninterest-bearing	15,158	13,719
Interest-bearing	73,993	77,048
Total deposits	1,702,880	1,434,803
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $132,322 and $16,008 measured at fair value)	190,769	165,109
Trading account liabilities	84,681	83,270
Derivative liabilities	41,728	38,229
Short-term borrowings (includes $4,577 and $3,941 measured at fair value)	17,861	24,204
Accrued expenses and other liabilities (includes $12,765 and $15,434 measured at fair value and $1,910 and $813 of reserve for unfunded lending commitments)	175,960	182,798
Long-term debt (includes $30,455 and $34,975 measured at fair value)	255,723	240,856
Total liabilities	2,469,602	2,169,269
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities and Note 10 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,887,440 and 3,887,440 shares	23,427	23,401
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 8,661,522,562 and 8,836,148,954 shares	85,954	91,723
Retained earnings	160,447	156,319
Accumulated other comprehensive income (loss)	(978)	(6,633)
Total shareholders’ equity	268,850	264,810
Total liabilities and shareholders’ equity	$2,738,452	$2,434,079

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$4,492	$5,811
Loans and leases	24,094	38,837
Allowance for loan and lease losses	(1,812)	(807)
Loans and leases, net of allowance	22,282	38,030
All other assets	191	540
Total assets of consolidated variable interest entities	$26,965	$44,381
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $25 and $0 of non-recourse short-term borrowings)	$739	$2,175
Long-term debt (includes $5,742 and $8,717 of non-recourse debt)	5,742	8,718
All other liabilities (includes $19 and $19 of non-recourse liabilities)	19	22
Total liabilities of consolidated variable interest entities	$6,500	$10,915
See accompanying Notes to Consolidated Financial Statements.

53 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, June 30, 2020	$23,427	8,664.1	$85,794	$157,578	$(1,162)	$265,637
Net income				4,881		4,881
Net change in debt securities					101	101
Net change in debit valuation adjustments					(58)	(58)
Net change in derivatives					76	76
Employee benefit plan adjustments					44	44
Net change in foreign currency translation adjustments					21	21
Dividends declared:
Common				(1,571)		(1,571)
Preferred				(441)		(441)
Common stock issued under employee plans, net, and other		1.8	274			274
Common stock repurchased		(4.4)	(114)			(114)
Balance, September 30, 2020	$23,427	8,661.5	$85,954	$160,447	$(978)	$268,850
Balance, December 31, 2019	$23,401	8,836.1	$91,723	$156,319	$(6,633)	$264,810
Cumulative adjustment for adoption of credit loss accounting standard				(2,406)		(2,406)
Net income				12,424		12,424
Net change in debt securities					4,794	4,794
Net change in debit valuation adjustments					(5)	(5)
Net change in derivatives					808	808
Employee benefit plan adjustments					144	144
Net change in foreign currency translation adjustments					(86)	(86)
Dividends declared:
Common				(4,722)		(4,722)
Preferred				(1,159)		(1,159)
Issuance of preferred stock	1,098					1,098
Redemption of preferred stock	(1,072)					(1,072)
Common stock issued under employee plans, net, and other		41.6	993	(9)		984
Common stock repurchased		(216.2)	(6,762)			(6,762)
Balance, September 30, 2020	$23,427	8,661.5	$85,954	$160,447	$(978)	$268,850
Balance, June 30, 2019	$24,689	9,342.6	$106,619	$147,577	$(7,477)	$271,408
Net income				5,777		5,777
Net change in debt securities					1,538	1,538
Net change in debit valuation adjustments					229	229
Net change in derivatives					118	118
Employee benefit plan adjustments					26	26
Net change in foreign currency translation adjustments					(51)	(51)
Dividends declared:
Common				(1,659)		(1,659)
Preferred				(505)		(505)
Issuance of preferred stock	1,280					1,280
Redemption of preferred stock	(2,363)					(2,363)
Common stock issued under employee plans, net, and other		4.3	222	(7)		215
Common stock repurchased		(267.6)	(7,626)			(7,626)
Balance, September 30, 2019	$23,606	9,079.3	$99,215	$151,183	$(5,617)	$268,387
Balance, December 31, 2018	$22,326	9,669.3	$118,896	$136,314	$(12,211)	$265,325
Cumulative adjustment for adoption of lease accounting standard				165		165
Net income				20,436		20,436
Net change in debt securities					6,231	6,231
Net change in debit valuation adjustments					(272)	(272)
Net change in derivatives					651	651
Employee benefit plan adjustments					83	83
Net change in foreign currency translation adjustments					(99)	(99)
Dividends declared:
Common				(4,535)		(4,535)
Preferred				(1,186)		(1,186)
Issuance of preferred stock	3,643					3,643
Redemption of preferred stock	(2,363)					(2,363)
Common stock issued under employee plans, net, and other		123.4	715	(11)		704
Common stock repurchased		(713.4)	(20,396)			(20,396)
Balance, September 30, 2019	$23,606	9,079.3	$99,215	$151,183	$(5,617)	$268,387
See accompanying Notes to Consolidated Financial Statements.

Bank of America 54

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Nine Months Ended September 30
(Dollars in millions)	2020	2019
Operating activities
Net income	$12,424	$20,436
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,267	2,649
Gains on sales of debt securities	(379)	(116)
Depreciation and amortization	1,356	1,290
Net amortization of premium/discount on debt securities	2,636	1,419
Deferred income taxes	(1,994)	1,789
Stock-based compensation	1,597	1,495
Impairment of equity method investment	—	2,072
Loans held-for-sale:
Originations and purchases	(11,093)	(18,732)
Proceeds from sales and paydowns of loans originally classified as held for sale and instruments from related securitization activities	15,654	19,350
Net change in:
Trading and derivative assets/liabilities	(25,503)	(30,541)
Other assets	(15,078)	613
Accrued expenses and other liabilities	(9,495)	(4,053)
Other operating activities, net	2,007	5,003
Net cash provided by (used in) operating activities	(16,601)	2,674
Investing activities
Net change in:
Time deposits placed and other short-term investments	2,019	(63)
Federal funds sold and securities borrowed or purchased under agreements to resell	(52,148)	(10,464)
Debt securities carried at fair value:
Proceeds from sales	61,485	43,845
Proceeds from paydowns and maturities	61,973	57,868
Purchases	(148,905)	(110,658)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	63,097	22,832
Purchases	(126,710)	(9,825)
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	10,041	9,757
Purchases	(3,972)	(4,016)
Other changes in loans and leases, net	11,810	(34,439)
Other investing activities, net	(2,473)	(2,188)
Net cash used in investing activities	(123,783)	(37,351)
Financing activities
Net change in:
Deposits	268,077	11,360
Federal funds purchased and securities loaned or sold under agreements to repurchase	25,660	15,079
Short-term borrowings	(6,353)	10,493
Long-term debt:
Proceeds from issuance	40,858	45,149
Retirement	(37,123)	(42,842)
Preferred stock:
Proceeds from issuance	1,098	3,643
Redemption	(1,072)	(2,363)
Common stock repurchased	(6,762)	(20,396)
Cash dividends paid	(5,899)	(4,086)
Other financing activities, net	(603)	(794)
Net cash provided by financing activities	277,881	15,243
Effect of exchange rate changes on cash and cash equivalents	1,949	(876)
Net increase (decrease) in cash and cash equivalents	139,446	(20,310)
Cash and cash equivalents at January 1	161,560	177,404
Cash and cash equivalents at September 30	$301,006	$157,094
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

Bank of America 56

The estimate of credit losses includes expected recoveries of amounts previously charged off (i.e., negative allowance). If a loan has been charged off, the expected cash flows on the loan are not limited by the current amortized cost balance. Instead, expected cash flows can be assumed up to the unpaid principal balance immediately prior to the charge-off.
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

57 Bank of America

The ECL for the consumer vehicle lending portfolio is also determined using quantitative methods supplemented with qualitative analysis. The quantitative model estimates ECL giving consideration to key borrower and loan characteristics such as delinquency status, borrower credit score, LTV ratio, underlying collateral type and collateral value.
Commercial
The ECL on commercial loans is forecasted using models that estimate credit losses over the loan’s contractual life at an individual loan level. The models use the contractual terms to forecast future principal cash flows while also considering expected prepayments. For open-ended commitments such as revolving lines of credit, changes in funded balance are captured by forecasting a borrower’s draw and payment behavior over the remaining life of the commitment. For loans collateralized with commercial real estate and for which the underlying asset is the primary source of repayment, the loss forecasting models consider key loan and customer attributes such as LTV ratio, net operating income and debt service coverage, and captures variations in behavior according to property type and region. The commercial real estate model also utilizes key economic variables to forecast market indicators such as rent levels and vacancy rates, which impact the ECL estimate. For all other commercial loans and leases, the loss forecasting model determines the probabilities of transition to different credit risk ratings or default at each point over the life of the asset based on the borrower’s current credit risk rating, industry sector, size of the exposure and the geographic market. The severity of loss is determined based on the type of collateral securing the exposure, the size of the exposure, the borrower’s industry sector, any guarantors and the geographic market. Assumptions of expected loss are conditioned to the economic outlook and the model considers key economic variables such as unemployment rate, gross domestic product, credit risk spreads, asset prices and equity market returns.
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
Troubled Debt Restructurings
The Corporation has implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of the COVID-19 pandemic. In accordance with the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the Corporation has elected to not apply TDR classification to any COVID-19 related loan modifications that were performed after March 1, 2020 to borrowers who were current as of December 31, 2019. Accordingly, these restructurings are not classified as TDRs. In addition, for loans modified in response to the COVID-19 pandemic that do not meet the above criteria (e.g., current payment status at December 31, 2019), the Corporation is applying the guidance included in an interagency statement issued by the bank regulatory agencies. This guidance states that loan modifications performed in light of the COVID-19 pandemic, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were current as of the implementation date of a loan modification program or modifications granted under government mandated modification programs, are not TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrowers' past due and nonaccrual status have not been impacted during the deferral period. The Corporation has continued to accrue interest during the deferral period using a constant effective yield method. For most mortgage, HELOC and commercial loan modifications, the contractual interest that accrued during the deferral period is payable at the maturity of the loan. The Corporation includes these amounts with the unpaid principal balance when computing its allowance for credit losses. Amounts that are subsequently deemed uncollectible

Bank of America 58

are written off against the allowance for credit losses. For more information on the Corporation's TDR accounting, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2019 Annual Report on Form 10-K.
Paycheck Protection Program
The Corporation is participating in the Paycheck Protection Program (PPP), which is a loan program that originated from the CARES Act and was subsequently expanded by the Paycheck Protection Program and Health Care Enhancement Act. The PPP is designed to provide U.S. small businesses with cash-flow assistance through loans fully guaranteed by the Small Business Administration (SBA). If the borrower meets certain criteria and uses the proceeds towards certain eligible expenses, the borrower’s obligation to repay the loan can be forgiven up to the full principal amount of the loan and any accrued interest. Upon borrower forgiveness, the SBA pays the Corporation for the principal and accrued interest owed on the loan. If the full principal of the loan is not forgiven, the loan will operate according to the original loan terms with the 100 percent SBA guaranty remaining. As of September 30, 2020, the Corporation had approximately 343,000 PPP loans with outstanding balances totaling $24.7 billion. As compensation for originating the loans, the Corporation received lender processing fees from the SBA, which are capitalized, along with the loan origination costs, and will be amortized over the loans’ contractual lives and recognized as interest income. Upon forgiveness of a loan and repayment by the SBA, any unrecognized net capitalized fees and costs related to the loan will be recognized as interest income in that period.
NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for the three and nine months ended September 30, 2020 and 2019. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2019 Annual Report on Form 10-K. For a disaggregation of noninterest income by business segment and All Other, see Note 17 – Business Segment Information.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019
Net interest income
Interest income
Loans and leases	$7,894	$10,894	$26,426	$32,721
Debt securities	2,130	2,829	7,413	8,965
Federal funds sold and securities borrowed or purchased under agreements to resell	55	1,242	900	3,746
Trading account assets	948	1,319	3,203	3,962
Other interest income	459	1,632	2,182	4,916
Total interest income	11,486	17,916	40,124	54,310

Interest expense
Deposits	227	1,880	1,784	5,640
Short-term borrowings	(24)	1,876	1,024	5,725
Trading account liabilities	212	303	764	967
Long-term debt	942	1,670	3,445	5,227
Total interest expense	1,357	5,729	7,017	17,559
Net interest income	$10,129	$12,187	$33,107	$36,751

Noninterest income
Fees and commissions
Card income
Interchange fees (1)	$1,172	$963	$2,794	$2,827
Other card income	396	502	1,295	1,459
Total card income	1,568	1,465	4,089	4,286
Service charges
Deposit-related fees	1,515	1,690	4,441	4,908
Lending-related fees	302	285	841	809
Total service charges	1,817	1,975	5,282	5,717
Investment and brokerage services
Asset management fees	2,740	2,597	7,905	7,591
Brokerage fees	883	897	2,898	2,733
Total investment and brokerage services	3,623	3,494	10,803	10,324
Investment banking fees
Underwriting income	1,239	740	3,610	2,198
Syndication fees	133	341	634	887
Financial advisory services	397	452	1,072	1,083
Total investment banking fees	1,769	1,533	5,316	4,168
Total fees and commissions	8,777	8,467	25,490	24,495
Market making and similar activities	1,689	2,118	6,983	7,267
Other income	(259)	35	(151)	382
Total noninterest income	$10,207	$10,620	$32,322	$32,144
(1)Gross interchange fees were $2.4 billion and $2.6 billion for the three months ended September 30, 2020 and 2019 and are presented net of $1.4 billion and $1.6 billion of expenses for rewards and partner payments as well as certain other card costs. Gross interchange fees were $6.7 billion and $7.4 billion for the nine months ended September 30, 2020 and 2019 and are presented net of $4.1 billion and $4.6 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

59 Bank of America

NOTE 3 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 –
Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2019 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at September 30, 2020 and December 31, 2019. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		September 30, 2020
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$16,869.8	$203.8	$13.0	$216.8	$214.9	$0.9	$215.8
Futures and forwards	5,599.2	2.0	0.1	2.1	1.9	—	1.9
Written options	1,599.1	—	—	—	44.8	—	44.8
Purchased options	1,573.0	51.2	—	51.2	—	—	—
Foreign exchange contracts
Swaps	1,471.8	30.9	0.4	31.3	34.8	0.6	35.4
Spot, futures and forwards	4,278.5	35.9	0.2	36.1	36.0	0.1	36.1
Written options	297.6	—	—	—	4.4	—	4.4
Purchased options	294.7	4.6	—	4.6	—	—	—
Equity contracts
Swaps	291.2	12.0	—	12.0	12.5	—	12.5
Futures and forwards	109.3	0.7	—	0.7	0.7	—	0.7
Written options	650.3	—	—	—	44.5	—	44.5
Purchased options	586.8	46.6	—	46.6	—	—	—
Commodity contracts
Swaps	36.7	2.9	—	2.9	4.1	—	4.1
Futures and forwards	62.2	2.2	—	2.2	1.0	—	1.0
Written options	29.5	—	—	—	2.3	—	2.3
Purchased options	29.6	2.1	—	2.1	—	—	—
Credit derivatives (2)
Purchased credit derivatives:
Credit default swaps	398.7	4.3	—	4.3	4.3	—	4.3
Total return swaps/options	92.1	0.5	—	0.5	1.1	—	1.1
Written credit derivatives:
Credit default swaps	386.8	4.2	—	4.2	3.6	—	3.6
Total return swaps/options	83.2	0.5	—	0.5	0.6	—	0.6
Gross derivative assets/liabilities		$404.4	$13.7	$418.1	$411.5	$1.6	$413.1
Less: Legally enforceable master netting agreements				(332.5)			(332.5)
Less: Cash collateral received/paid				(41.3)			(38.9)
Total derivative assets/liabilities				$44.3			$41.7
(1)Represents the total contract/notional amount of derivative assets and liabilities outstanding.
(2)The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $217 million and $332.6 billion at September 30, 2020.

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
(1)Represents the total contract/notional amount of derivative assets and liabilities outstanding.
(2)The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $2.8 billion and $309.7 billion at December 31, 2019.
Offsetting of Derivatives
The Corporation enters into International Swaps and Derivatives Association, Inc. (ISDA) master netting agreements or similar agreements with substantially all of the Corporation’s derivative counterparties. For more information, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2019 Annual Report on Form 10-K.
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at September 30, 2020 and December 31, 2019 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 9 – Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash.

61 Bank of America

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	September 30, 2020		December 31, 2019
Interest rate contracts
Over-the-counter	$260.6	$253.1	$203.1	$196.6
Exchange-traded	0.1	0.1	0.1	0.1
Over-the-counter cleared	9.5	8.7	6.0	5.3
Foreign exchange contracts
Over-the-counter	69.3	73.5	69.2	73.1
Over-the-counter cleared	1.1	1.0	0.5	0.5
Equity contracts
Over-the-counter	26.0	22.3	21.3	17.8
Exchange-traded	31.9	32.2	26.4	22.8
Commodity contracts
Over-the-counter	5.0	5.3	2.8	4.2
Exchange-traded	1.0	1.1	0.8	0.8
Over-the-counter cleared	—	—	—	0.1
Credit derivatives
Over-the-counter	6.8	7.1	6.4	6.6
Over-the-counter cleared	2.6	2.3	2.5	2.2
Total gross derivative assets/liabilities, before netting
Over-the-counter	367.7	361.3	302.8	298.3
Exchange-traded	33.0	33.4	27.3	23.7
Over-the-counter cleared	13.2	12.0	9.0	8.1
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(332.6)	(330.8)	(274.7)	(269.3)
Exchange-traded	(28.9)	(28.9)	(21.5)	(21.5)
Over-the-counter cleared	(12.3)	(11.7)	(8.1)	(8.1)
Derivative assets/liabilities, after netting	40.1	35.3	34.8	31.2
Other gross derivative assets/liabilities (2)	4.2	6.4	5.7	7.0
Total derivative assets/liabilities	44.3	41.7	40.5	38.2
Less: Financial instruments collateral (3)	(15.8)	(16.4)	(14.6)	(16.1)
Total net derivative assets/liabilities	$28.5	$25.3	$25.9	$22.1
(1)Over-the-counter derivatives include bilateral transactions between the Corporation and a particular counterparty. Over-the-counter-cleared derivatives include bilateral transactions between the Corporation and a counterparty where the transaction is cleared through a clearinghouse. Exchange-traded derivatives include listed options transacted on an exchange.
(2)Consists of derivatives entered into under master netting agreements where the enforceability of these agreements is uncertain under bankruptcy laws in some countries or industries.
(3)Amounts are limited to the derivative asset/liability balance and, accordingly, do not include excess collateral received/pledged. Financial instruments collateral includes securities collateral received or pledged and cash securities held and posted at third-party custodians that are not offset on the Consolidated Balance Sheet but shown as a reduction to derive net derivative assets and liabilities.
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
Fair Value Hedges
The following table summarizes information related to fair value hedges for the three and nine months ended September 30, 2020 and 2019.

Bank of America 62

Gains and Losses on Derivatives Designated as Fair Value Hedges

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$(1,523)	$1,473	$3,328	$(3,342)
Interest rate and foreign currency risk on long-term debt (2)	79	(87)	(110)	111
Interest rate risk on available-for-sale securities (3)	139	(139)	(33)	30
Total	$(1,305)	$1,247	$3,185	$(3,201)

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$9,286	$(9,403)	$9,373	$(9,392)
Interest rate and foreign currency risk on long-term debt (2)	644	(638)	(12)	31
Interest rate risk on available-for-sale securities (3)	(572)	559	(133)	128
Total	$9,358	$(9,482)	$9,228	$(9,233)
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)For the three and nine months ended September 30, 2020, the derivative amount includes gains (losses) of $(13) million and $718 million in interest expense, $95 million and $(83) million in market making and similar activities, and $(3) million and $9 million in accumulated OCI. For the same periods in 2019, the derivative amount includes gains (losses) of $(59) million and $108 million in interest expense, $(53) million and $(142) million in market making and similar activities, and $2 million and $22 million in accumulated OCI. Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
(3)Amounts are recorded in interest income in the Consolidated Statement of Income.
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

Designated Fair Value Hedged Assets (Liabilities)

	September 30, 2020		December 31, 2019
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt (2)	$(126,852)	$(12,071)	$(162,389)	$(8,685)
Available-for-sale debt securities (2, 3, 4)	102,474	566	1,654	64
(1)For assets, increase (decrease) to carrying value and for liabilities, (increase) decrease to carrying value.
(2)At September 30, 2020, the cumulative fair value adjustments remaining on long-term debt and AFS debt securities from discontinued hedging relationships resulted in an increase in the related liability of $1.3 billion and a decrease in the related asset of $6 million compared to a decrease in the related liability of $1.3 billion and an increase in the related asset of $8 million at December 31, 2019, which are being amortized over the remaining contractual life of the de-designated hedged items.
(3)These amounts include the amortized cost basis of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At September 30, 2020, the amortized cost of the closed portfolios used in these hedging relationships was $40.2 billion, of which $8.4 billion was designated in the hedging relationship. The cumulative basis adjustments associated with these hedging relationships totaled $33 million.
(4)Carrying value represents amortized cost.
Cash Flow and Net Investment Hedges
The following table summarizes certain information related to cash flow hedges and net investment hedges for the three and nine months ended September 30, 2020 and 2019. Of the $408 million after-tax net gain ($542 million pretax) on derivatives in accumulated OCI at September 30, 2020, gains of $191 million after-tax ($252 million pretax) related to open cash flow hedges are expected to be reclassified into earnings in the next 12 months. These net gains reclassified into earnings are expected to primarily increase net interest income related to the respective hedged items. For terminated cash flow hedges, the time period over which the majority of the forecasted transactions are hedged is approximately 3 years, with a maximum length of time for certain forecasted transactions of 16 years.

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
Cash flow hedges
Interest rate risk on variable-rate assets (1)	$(101)	$5	$810	$(44)
Price risk on forecasted MBS purchases (1)	184	3	184	3
Price risk on certain compensation plans (2)	32	5	23	5
Total	$115	$13	$1,017	$(36)
Net investment hedges
Foreign exchange risk (3)	$(703)	$—	$265	$1

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Cash flow hedges
Interest rate risk on variable-rate assets (1)	$125	$(27)	$743	$(78)
Net investment hedges
Foreign exchange risk (3)	$786	$362	$590	$363
(1)Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. For the three and nine months ended September 30, 2020, amounts excluded from effectiveness testing and recognized in market making and similar activities were gains of $10 million and $115 million. For the same periods in 2019, amounts excluded from effectiveness testing and recognized in market making and similar activities were gains of $32 million and $109 million.

63 Bank of America

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The following table presents gains (losses) on these derivatives for the three and nine months ended September 30, 2020 and 2019. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019
Interest rate risk on mortgage activities (1, 2)	$32	$110	$473	$361
Credit risk on loans (2)	(28)	(8)	(6)	(48)
Interest rate and foreign currency risk on ALM activities (3)	(2,571)	1,576	(2,060)	2,450
Price risk on certain compensation plans (4)	263	(7)	109	629
(1)Primarily related to hedges of interest rate risk on mortgage servicing rights and interest rate lock commitments to originate mortgage loans that will be held for sale. The net gains on interest rate lock commitments which are not included in the table but are considered derivative instruments, were $41 million and $128 million for the three and nine months ended September 30, 2020 compared to $20 million and $56 million for the same periods in 2019.
(2)Gains (losses) on these derivatives are recorded in other income.
(3)Gains (losses) on these derivatives are recorded in market making and similar activities.
(4)Gains (losses) on these derivatives are recorded in compensation and benefits expense.
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At September 30, 2020 and December 31, 2019, the Corporation had transferred $5.1 billion and $5.2 billion of non-U.S. government-guaranteed mortgage-backed securities (MBS) to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $5.1 billion and $5.2 billion at the transfer dates. At September 30, 2020 and December 31, 2019, the fair value of the transferred securities was $5.2 billion and $5.3 billion.
Sales and Trading Revenue
The Corporation enters into trading derivatives to facilitate client transactions and to manage risk exposures arising from trading account assets and liabilities. It is the Corporation’s policy to include these derivative instruments in its trading activities, which include derivatives and non-derivative cash instruments. The resulting risk from these derivatives is managed on a portfolio basis as part of the Corporation’s Global Markets business segment. For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2019 Annual Report on Form 10-K.
The following table, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three and nine months ended September 30, 2020 and 2019. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 17 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
Interest rate risk	$65	$576	$58	$699	$2,253	$1,851	$179	$4,283
Foreign exchange risk	340	(10)	4	334	1,145	(8)	(3)	1,134
Equity risk	817	(7)	391	1,201	2,820	(99)	1,361	4,082
Credit risk	411	370	74	855	567	1,239	250	2,056
Other risk	92	(7)	12	97	272	21	24	317
Total sales and trading revenue	$1,725	$922	$539	$3,186	$7,057	$3,004	$1,811	$11,872

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
Interest rate risk	$30	$477	$212	$719	$659	$1,273	$357	$2,289
Foreign exchange risk	313	16	12	341	954	50	28	1,032
Equity risk	907	(121)	366	1,152	2,886	(560)	1,161	3,487
Credit risk	273	451	140	864	1,039	1,349	405	2,793
Other risk	57	11	12	80	83	58	40	181
Total sales and trading revenue	$1,580	$834	$742	$3,156	$5,621	$2,170	$1,991	$9,782
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $430 million and $1.5 billion for the three and nine months ended September 30, 2020 compared to $410 million and $1.3 billion for the same periods in 2019.

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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at September 30, 2020 and December 31, 2019 are summarized in the following table.

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	September 30, 2020
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$—	$10	$79	$213	$302
Non-investment grade	54	527	1,059	1,698	3,338
Total	54	537	1,138	1,911	3,640
Total return swaps/options:
Investment grade	120	—	—	—	120
Non-investment grade	508	1	—	—	509
Total	628	1	—	—	629
Total credit derivatives	$682	$538	$1,138	$1,911	$4,269
Credit-related notes:
Investment grade	$—	$2	$—	$579	$581
Non-investment grade	6	2	4	1,019	1,031
Total credit-related notes	$6	$4	$4	$1,598	$1,612
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$45,486	$78,733	$116,365	$34,056	$274,640
Non-investment grade	19,008	31,252	44,187	17,721	112,168
Total	64,494	109,985	160,552	51,777	386,808
Total return swaps/options:
Investment grade	50,952	61	74	—	51,087
Non-investment grade	31,484	656	—	5	32,145
Total	82,436	717	74	5	83,232
Total credit derivatives	$146,930	$110,702	$160,626	$51,782	$470,040

	December 31, 2019
	Carrying Value
Credit default swaps:
Investment grade	$—	$5	$60	$164	$229
Non-investment grade	70	292	561	808	1,731
Total	70	297	621	972	1,960
Total return swaps/options:
Investment grade	35	—	—	—	35
Non-investment grade	344	—	—	—	344
Total	379	—	—	—	379
Total credit derivatives	$449	$297	$621	$972	$2,339
Credit-related notes:
Investment grade	$—	$3	$1	$639	$643
Non-investment grade	6	2	1	1,125	1,134
Total credit-related notes	$6	$5	$2	$1,764	$1,777
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$55,827	$67,838	$71,320	$17,708	$212,693
Non-investment grade	19,049	26,521	29,618	12,337	87,525
Total	74,876	94,359	100,938	30,045	300,218
Total return swaps/options:
Investment grade	56,488	—	62	76	56,626
Non-investment grade	28,707	657	104	60	29,528
Total	85,195	657	166	136	86,154
Total credit derivatives	$160,071	$95,016	$101,104	$30,181	$386,372
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

65 Bank of America

The carrying value of these instruments equals the Corporation’s maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned.
Credit-related Contingent Features and Collateral
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At September 30, 2020 and December 31, 2019, the Corporation held cash and securities collateral of $91.7 billion and $84.3 billion and posted cash and securities collateral of $79.9 billion and $69.1 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At September 30, 2020, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $1.9 billion, including $945 million for Bank of America, National Association.
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At September 30, 2020 and December 31, 2019, the liability recorded for these derivative contracts was not significant.
The following table presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at September 30, 2020 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Additional Collateral Required to be Posted Upon Downgrade at September 30, 2020

(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$303	$724
Bank of America, N.A. and subsidiaries (1)	85	536
(1)Included in Bank of America Corporation collateral requirements in this table.
The following table presents the derivative liabilities that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been contractually required at September 30, 2020 if the long-term senior debt ratings for the Corporation or certain subsidiaries had been lower by one incremental notch and by an additional second incremental notch.

Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at September 30, 2020

(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liabilities	$14	$935
Collateral posted	1	611
Valuation Adjustments on Derivatives
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for the three and nine months ended September 30, 2020 and 2019. For more information on the valuation adjustments on derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2019 Annual Report on Form 10-K.

Valuation Adjustments Gains (Losses) on Derivatives (1)

	Three Months Ended September 30
(Dollars in millions)	2020	2019
Derivative assets (CVA)	$174	$(41)
Derivative assets/liabilities (FVA)	27	(60)
Derivative liabilities (DVA)	(105)	17

	Nine Months Ended September 30
(Dollars in millions)	2020	2019
Derivative assets (CVA)	$(334)	$(39)
Derivative assets/liabilities (FVA)	(60)	(27)
Derivative liabilities (DVA)	53	(56)
(1)At September 30, 2020 and December 31, 2019, cumulative CVA reduced the derivative assets balance by $862 million and $528 million, cumulative FVA reduced the net derivatives balance by $213 million and $153 million, and cumulative DVA reduced the derivative liabilities balance by $338 million and $285 million, respectively.

Bank of America 66

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value and HTM debt securities at September 30, 2020 and December 31, 2019.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	September 30, 2020
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$67,566	$2,349	$(51)	$69,864
Agency-collateralized mortgage obligations	5,663	189	(15)	5,837
Commercial	15,190	1,017	(1)	16,206
Non-agency residential (1)	1,167	146	(30)	1,283
Total mortgage-backed securities	89,586	3,701	(97)	93,190
U.S. Treasury and agency securities	100,508	2,377	(7)	102,878
Non-U.S. securities	16,333	34	(13)	16,354
Other taxable securities, substantially all asset-backed securities	3,628	58	(10)	3,676
Total taxable securities	210,055	6,170	(127)	216,098
Tax-exempt securities	17,299	340	(45)	17,594
Total available-for-sale debt securities	227,354	6,510	(172)	233,692
Other debt securities carried at fair value (2)	11,982	399	(76)	12,305
Total debt securities carried at fair value	239,336	6,909	(248)	245,997
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	338,418	9,727	(228)	347,917
Total debt securities (3,4)	$577,754	$16,636	$(476)	$593,914

	December 31, 2019
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$121,698	$1,013	$(183)	$122,528
Agency-collateralized mortgage obligations	4,587	78	(24)	4,641
Commercial	14,797	249	(25)	15,021
Non-agency residential (1)	948	138	(9)	1,077
Total mortgage-backed securities	142,030	1,478	(241)	143,267
U.S. Treasury and agency securities	67,700	1,023	(195)	68,528
Non-U.S. securities	11,987	6	(2)	11,991
Other taxable securities, substantially all asset-backed securities	3,874	67	—	3,941
Total taxable securities	225,591	2,574	(438)	227,727
Tax-exempt securities	17,716	202	(6)	17,912
Total available-for-sale debt securities	243,307	2,776	(444)	245,639
Other debt securities carried at fair value (2)	10,596	255	(23)	10,828
Total debt securities carried at fair value	253,903	3,031	(467)	256,467
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	215,730	4,433	(342)	219,821
Total debt securities (3, 4)	$469,633	$7,464	$(809)	$476,288
(1)At September 30, 2020 and December 31, 2019, the underlying collateral type included approximately 35 percent and 49 percent prime, four percent and six percent Alt-A and 61 percent and 45 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 14 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $55.7 billion and $67.0 billion at September 30, 2020 and December 31, 2019.
(4)The Corporation held debt securities from Fannie Mae and Freddie Mac that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $193.8 billion and $76.9 billion, and a fair value of $201.0 billion and $79.3 billion at September 30, 2020, and an amortized cost of $157.2 billion and $54.1 billion, and a fair value of $160.6 billion and $55.1 billion at December 31, 2019.

At September 30, 2020, the accumulated net unrealized gain on AFS debt securities, excluding the amount related to debt securities previously transferred to held to maturity, included in accumulated OCI was $4.8 billion, net of the related income tax expense of $1.6 billion. The Corporation had nonperforming AFS debt securities of $25 million and $9 million at September 30, 2020 and December 31, 2019.
Effective January 1, 2020, the Corporation adopted the new accounting standard for credit losses that requires evaluation of AFS and HTM debt securities for any expected losses with recognition of an allowance for credit losses, when applicable. For more information, see Note 1 – Summary of Significant Accounting Principles. At September 30, 2020, the Corporation had $194.8 billion in AFS debt securities, which were primarily
U.S. agency and U.S. Treasury securities that have a zero credit loss assumption. For the remaining $38.9 billion in AFS debt securities, the amount of ECL was insignificant. Substantially all of the Corporation's HTM debt securities are U.S. agency and U.S. Treasury securities and have a zero credit loss assumption.
At September 30, 2020, the Corporation held equity securities at an aggregate fair value of $809 million and other equity securities, as valued under the measurement alternative, at a carrying value of $261 million, both of which are included in other assets. At September 30, 2020, the Corporation also held money market investments at a fair value of $385 million, which are included in time deposits placed and other short-term investments.

67 Bank of America

In the three and nine months ended September 30, 2020, the Corporation recorded gross realized gains on sales of AFS debt securities of $4 million and $383 million and gross realized losses of $2 million and $4 million, resulting in net gains of $2 million and $379 million, with $1 million and $95 million of income taxes attributable to the realized net gain on sales of these AFS debt securities. Sales of AFS debt securities during the three months ended September 30, 2019 were not significant. In the nine months ended September 30, 2019, the Corporation recorded gross realized gains on sales of AFS debt securities of $228 million and gross realized losses of $112 million, resulting in net gains of $116 million with $28 million of income taxes attributable to the realized net gains on sales of these AFS debt securities.
The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at September 30, 2020 and December 31, 2019.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	September 30, 2020
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$5,284	$(51)	$2	$—	$5,286	$(51)
Agency-collateralized mortgage obligations	242	(3)	447	(12)	689	(15)
Commercial	244	(1)	190	—	434	(1)
Non-agency residential	326	(19)	75	(11)	401	(30)
Total mortgage-backed securities	6,096	(74)	714	(23)	6,810	(97)
U.S. Treasury and agency securities	3,893	(3)	503	(4)	4,396	(7)
Non-U.S. securities	2,749	(11)	224	(2)	2,973	(13)
Other taxable securities, substantially all asset-backed securities	984	(5)	342	(5)	1,326	(10)
Total taxable securities	13,722	(93)	1,783	(34)	15,505	(127)
Tax-exempt securities	4,135	(35)	964	(10)	5,099	(45)
Total AFS debt securities in a continuous unrealized loss position	$17,857	$(128)	$2,747	$(44)	$20,604	$(172)

	December 31, 2019
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$17,641	$(41)	$17,238	$(142)	$34,879	$(183)
Agency-collateralized mortgage obligations	255	(1)	925	(23)	1,180	(24)
Commercial	2,180	(22)	442	(3)	2,622	(25)
Non-agency residential	122	(6)	22	(3)	144	(9)
Total mortgage-backed securities	20,198	(70)	18,627	(171)	38,825	(241)
U.S. Treasury and agency securities	12,836	(71)	18,866	(124)	31,702	(195)
Non-U.S. securities	851	—	837	(2)	1,688	(2)
Other taxable securities, substantially all asset-backed securities	938	—	222	—	1,160	—
Total taxable securities	34,823	(141)	38,552	(297)	73,375	(438)
Tax-exempt securities	4,286	(5)	190	(1)	4,476	(6)
Total AFS debt securities in a continuous unrealized loss position	$39,109	$(146)	$38,742	$(298)	$77,851	$(444)

Bank of America 68

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at September 30, 2020 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the mortgages or other asset-backed securities (ABS) are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$7	5.37%	$59	4.51%	$67,500	3.36%	$67,566	3.36%
Agency-collateralized mortgage obligations	—	—	—	—	24	2.54	5,639	2.95	5,663	2.95
Commercial	26	3.08	6,136	2.49	8,014	2.44	1,027	2.75	15,203	2.48
Non-agency residential	—	—	—	—	11	—	2,313	7.35	2,324	7.32
Total mortgage-backed securities	26	3.08	6,143	2.49	8,108	2.45	76,479	3.44	90,756	3.29
U.S. Treasury and agency securities	10,398	1.19	29,682	1.81	60,399	0.78	32	2.62	100,511	1.13
Non-U.S. securities	25,784	0.37	1,275	1.50	7	5.82	76	8.89	27,142	0.44
Other taxable securities, substantially all asset-backed securities	1,107	1.42	1,423	2.32	628	2.06	470	1.73	3,628	1.92
Total taxable securities	37,315	0.63	38,523	1.93	69,142	0.99	77,057	3.44	222,037	1.94
Tax-exempt securities	905	0.92	8,462	1.23	5,051	1.66	2,881	1.53	17,299	1.39
Total amortized cost of debt securities carried at fair value	$38,220	0.64	$46,985	1.80	$74,193	1.03	$79,938	3.37	$239,336	1.90
Amortized cost of HTM debt securities (2)	$66	1.87	$81	3.29	$17,188	1.86	$321,083	2.71	$338,418	2.67

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$8		$63		$69,793		$69,864
Agency-collateralized mortgage obligations	—		—		25		5,812		5,837
Commercial	26		6,491		8,586		1,117		16,220
Non-agency residential	—		—		22		2,469		2,491
Total mortgage-backed securities	26		6,499		8,696		79,191		94,412
U.S. Treasury and agency securities	10,452		31,020		61,377		32		102,881
Non-U.S. securities	26,066		1,278		8		79		27,431
Other taxable securities, substantially all asset-backed securities	1,112		1,445		640		482		3,679
Total taxable securities	37,656		40,242		70,721		79,784		228,403
Tax-exempt securities	907		8,548		5,201		2,938		17,594
Total debt securities carried at fair value	$38,563		$48,790		$75,922		$82,722		$245,997
Fair value of HTM debt securities (2)	$65		$83		$17,442		$330,327		$347,917
(1)The weighted-average yield is computed based on a constant effective interest rate over the contractual life of each security. The average yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.
(2)Substantially all U.S. agency MBS.

69 Bank of America

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at September 30, 2020 and December 31, 2019.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	September 30, 2020
Consumer real estate
Core portfolio
Residential mortgage	$1,244	$280	$829	$2,353	$221,542		$223,895
Home equity	129	77	261	467	31,871		32,338
Non-core portfolio
Residential mortgage	308	126	964	1,398	7,425		8,823
Home equity	29	20	76	125	4,067		4,192
Credit card and other consumer
Credit card	486	238	546	1,270	78,564		79,834
Direct/Indirect consumer (2)	209	58	31	298	89,616		89,914
Other consumer	—	—	—	—	140		140
Total consumer	2,405	799	2,707	5,911	433,225		439,136
Consumer loans accounted for under the fair value option (3)						$657	657
Total consumer loans and leases	2,405	799	2,707	5,911	433,225	657	439,793
Commercial
U.S. commercial	500	213	558	1,271	292,663		293,934
Non-U.S. commercial	80	22	28	130	96,021		96,151
Commercial real estate (4)	58	3	206	267	62,187		62,454
Commercial lease financing	67	92	42	201	17,212		17,413
U.S. small business commercial (5)	71	51	83	205	38,645		38,850
Total commercial	776	381	917	2,074	506,728		508,802
Commercial loans accounted for under the fair value option (3)						6,577	6,577
Total commercial loans and leases	776	381	917	2,074	506,728	6,577	515,379
Total loans and leases (6)	$3,181	$1,180	$3,624	$7,985	$939,953	$7,234	$955,172
Percentage of outstandings	0.33%	0.12%	0.38%	0.83%	98.41%	0.76%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $258 million and nonperforming loans of $132 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $118 million and nonperforming loans of $96 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $1.0 billion. Consumer real estate loans current or less than 30 days past due includes $793 million and direct/indirect consumer includes $38 million of nonperforming loans. For information on the Corporation's interest accrual policies and delinquency status for loan modifications related to the COVID-19 pandemic, see Note 1 – Summary of Significant Accounting Principles.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $47.1 billion, U.S. securities-based lending loans of $39.0 billion and non-U.S. consumer loans of $2.9 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $314 million and home equity loans of $343 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $3.4 billion and non-U.S. commercial loans of $3.2 billion. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $58.7 billion and non-U.S. commercial real estate loans of $3.7 billion.
(5)Includes PPP loans.
(6)Total outstandings includes loans and leases pledged as collateral of $15.9 billion. The Corporation also pledged $158.4 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.

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
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $517 million and nonperforming loans of $139 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $206 million and nonperforming loans of $114 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $1.1 billion. Consumer real estate loans current or less than 30 days past due includes $856 million and direct/indirect consumer includes $45 million of nonperforming loans.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $50.4 billion, U.S. securities-based lending loans of $36.7 billion and non-U.S. consumer loans of $2.8 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $257 million and home equity loans of $337 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $4.7 billion and non-U.S. commercial loans of $3.1 billion. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $59.0 billion and non-U.S. commercial real estate loans of $3.7 billion.
(5)Total outstandings includes loans and leases pledged as collateral of $25.9 billion. The Corporation also pledged $168.2 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.
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
The Corporation has entered into long-term credit protection agreements with Fannie Mae and Freddie Mac on loans totaling $8.8 billion and $7.5 billion at September 30, 2020 and December 31, 2019, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured, and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
Commercial nonperforming loans increased to $2.2 billion at September 30, 2020 from $1.5 billion at December 31, 2019 with broad-based increases across multiple industries. Consumer nonperforming loans increased to $2.4 billion at September 30, 2020 from $2.1 billion at December 31, 2019 driven by loans with deferrals that expired and have subsequently become nonperforming, as well as the inclusion of $137 million of certain loans that were previously classified as purchased credit-impaired loans and accounted for under a pool basis.
The table below presents the Corporation’s nonperforming loans and leases including nonperforming TDRs, and loans accruing past due 90 days or more at September 30, 2020 and December 31, 2019. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For information on the Corporation's interest accrual policies and delinquency status for loan modifications related to the COVID-19 pandemic, see Note 1 – Summary of Significant Accounting Principles. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2019 Annual Report on Form 10-K.

71 Bank of America

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More (1)
(Dollars in millions)	September 30 2020	December 31 2019	September 30 2020	December 31 2019
Residential mortgage (2)	$1,675	$1,470	$837	$1,088
With negative allowance (3)	500	—
Home equity (2)	640	536	—	—
With negative allowance (3)	119	—
Credit Card	n/a	n/a	546	1,042
Direct/indirect consumer	42	47	27	33
Total consumer	2,357	2,053	1,410	2,163
U.S. commercial	1,351	1,094	199	106
Non-U.S. commercial	338	43	28	8
Commercial real estate	414	280	2	19
Commercial lease financing	14	32	32	20
U.S. small business commercial	76	50	77	97
Total commercial	2,193	1,499	338	250
Total nonperforming loans	$4,550	$3,552	$1,748	$2,413
Percentage of outstanding loans and leases	0.48%	0.36%	0.18%	0.25%
(1)For information on the Corporation's interest accrual policies and delinquency status for loan modifications related to the COVID-19 pandemic, see Note 1 – Summary of Significant Accounting Principles.
(2)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At September 30, 2020 and December 31, 2019 residential mortgage includes $561 million and $740 million of loans on which interest had been curtailed by the FHA, and therefore were no longer accruing interest, although principal was still insured, and $276 million and $348 million of loans on which interest was still accruing.
(3)At September 30, 2020, Residential Mortgage and Home Equity include negative allowance on nonperforming loans of $170 million and $106 million.
n/a = not applicable
Included in the September 30, 2020 nonperforming loans are $120 million and $17 million of residential mortgage and home equity loans that prior to the January 1, 2020 adoption of the new credit loss standard were not included in nonperforming loans, as they were previously classified as purchased credit-impaired loans and accounted for under a pool basis.
Credit Quality Indicators
The Corporation monitors credit quality within its Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments based on primary credit quality indicators. For more information on the portfolio segments, see Note 1 – Summary of Significant Accounting Principles. Within the Consumer Real Estate portfolio segment, the primary credit quality indicators are refreshed LTV and refreshed FICO score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of the property securing the loan, refreshed quarterly. Home equity loans are evaluated using CLTV, which measures the carrying value of the Corporation’s loan and available line of credit combined with any outstanding senior liens against the property as a percentage of the value of the property securing the loan, refreshed quarterly. FICO score measures the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower’s credit history. FICO scores are typically refreshed quarterly or more frequently. Certain borrowers (e.g., borrowers that have had debts discharged in a bankruptcy proceeding) may not have their FICO scores updated. FICO scores are also a primary credit quality indicator for the Credit Card and Other Consumer portfolio segment and the business card portfolio within U.S. small business commercial. Within the Commercial portfolio segment, loans are evaluated using the internal classifications of pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by the Corporation as Special Mention, Substandard or Doubtful, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, the Corporation uses other credit quality indicators for certain types of loans.
The following tables present certain credit quality indicators for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by class of financing receivables and year of origination for term loan balances at September 30, 2020, including revolving loans that converted to term loans without an additional credit decision after origination or through a TDR.

Bank of America 72

Residential Mortgage – Credit Quality Indicators By Vintage

(Dollars in millions)	Total as of September 30, 2020	2020	2019	2018	2017	2016	Prior
Total Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$216,204	$60,442	$48,822	$17,053	$24,435	$25,616	$39,836
Greater than 90 percent but less than or equal to 100 percent	3,482	1,743	989	244	104	127	275
Greater than 100 percent	1,310	685	207	67	46	39	266
Fully-insured loans	11,722	2,746	2,332	441	379	2,215	3,609
Total Residential Mortgage	$232,718	$65,616	$52,350	$17,805	$24,964	$27,997	$43,986

Total Residential Mortgage
Refreshed FICO score
Less than 620	$2,776	$711	$174	$157	$170	$179	$1,385
Greater than or equal to 620 and less than 680	5,505	1,596	710	471	408	414	1,906
Greater than or equal to 680 and less than 740	26,198	7,510	5,268	2,229	2,629	2,420	6,142
Greater than or equal to 740	186,517	53,053	43,866	14,507	21,378	22,769	30,944
Fully-insured loans	11,722	2,746	2,332	441	379	2,215	3,609
Total Residential Mortgage	$232,718	$65,616	$52,350	$17,805	$24,964	$27,997	$43,986

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	September 30, 2020
Total Home Equity
Refreshed LTV
Less than or equal to 90 percent	$35,542	$1,972	$24,067	$9,503
Greater than 90 percent but less than or equal to 100 percent	415	133	115	167
Greater than 100 percent	573	196	116	261
Total Home Equity	$36,530	$2,301	$24,298	$9,931

Total Home Equity
Refreshed FICO score
Less than 620	$1,112	$246	$241	$625
Greater than or equal to 620 and less than 680	1,912	278	577	1,057
Greater than or equal to 680 and less than 740	6,144	569	3,107	2,468
Greater than or equal to 740	27,362	1,208	20,373	5,781
Total Home Equity	$36,530	$2,301	$24,298	$9,931
(1)Includes reverse mortgages of $1.3 billion and home equity loans of $974 million which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/Indirect as of September 30, 2020	Revolving Loans	2020	2019	2018	2017	2016	Prior	Total Credit Card as of September 30, 2020	Revolving Loans	Revolving Loans Converted to Term Loans (3)
Refreshed FICO score
Less than 620	$1,041	$20	$81	$204	$194	$279	$181	$82	$3,878	$3,686	$192
Greater than or equal to 620 and less than 680	2,227	23	498	628	379	357	213	129	9,788	9,572	216
Greater than or equal to 680 and less than 740	7,483	84	2,171	2,280	1,188	894	489	377	28,496	28,311	185
Greater than or equal to 740	36,620	125	9,693	11,729	6,723	4,207	2,164	1,979	37,672	37,628	44
Other internal credit metrics (1, 2)	42,543	41,903	46	120	111	75	52	236	—	—	—
Total credit card and other consumer	$89,914	$42,155	$12,489	$14,961	$8,595	$5,812	$3,099	$2,803	$79,834	$79,197	$637
(1)Other internal credit metrics may include delinquency status, geography or other factors.
(2)Direct/indirect consumer includes $41.9 billion of securities-based lending which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at September 30, 2020.
(3)Represents troubled debt restructurings that were modified into term loans.

73 Bank of America

Commercial – Credit Quality Indicators By Vintage (1, 2)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of September 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$273,068	$29,791	$38,045	$19,560	$16,259	$8,621	$18,776	$142,016
Reservable criticized	20,866	1,868	2,430	2,377	906	668	1,925	10,692
Total U.S. Commercial	$293,934	$31,659	$40,475	$21,937	$17,165	$9,289	$20,701	$152,708

Non-U.S. Commercial
Risk ratings
Pass rated	$92,125	$12,666	$13,306	$8,519	$5,407	$1,557	$6,842	$43,828
Reservable criticized	4,026	533	491	443	252	49	172	2,086
Total Non-U.S. Commercial	$96,151	$13,199	$13,797	$8,962	$5,659	$1,606	$7,014	$45,914

Commercial Real Estate
Risk ratings
Pass rated	$55,528	$6,168	$15,968	$10,438	$5,800	$3,470	$7,503	$6,181
Reservable criticized	6,926	348	1,613	1,430	1,393	617	1,106	419
Total Commercial Real Estate	$62,454	$6,516	$17,581	$11,868	$7,193	$4,087	$8,609	$6,600

Commercial Lease Financing
Risk ratings
Pass rated	$16,756	$2,292	$3,433	$3,240	$2,753	$1,831	$3,207	$—
Reservable criticized	657	71	89	164	68	63	202	—
Total Commercial Lease Financing	$17,413	$2,363	$3,522	$3,404	$2,821	$1,894	$3,409	$—

U.S. Small Business Commercial (3)
Risk ratings
Pass rated	$30,787	$25,856	$1,185	$880	$780	$563	$1,340	$183
Reservable criticized	1,339	78	222	216	182	128	500	13
Total U.S. Small Business Commercial	$32,126	$25,934	$1,407	$1,096	$962	$691	$1,840	$196
Total (1, 2)	$502,078	$79,671	$76,782	$47,267	$33,800	$17,567	$41,573	$205,418
(1) Excludes $6.6 billion of loans accounted for under the fair value option at September 30, 2020.
(2)     Includes $54 million of loans that converted from revolving to term loans.
(3)     Excludes U.S. Small Business Card loans of $6.7 billion. Refreshed FICO scores for this portfolio are $266 million for less than 620; $599 million for greater than or equal to 620 and less than 680; $1.8 billion for greater than or equal to 680 and less than 740; and $4.1 billion greater than or equal to 740.
As a result of the economic impact of COVID-19, commercial asset quality weakened during the three months ended September 30, 2020. Commercial reservable criticized utilized exposure increased to $35.7 billion at September 30, 2020 from $11.5 billion (to 6.55 percent from 2.09 percent of total commercial reservable utilized exposure) at December 31, 2019 with increases spread across multiple industries including travel and entertainment.
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
Consumer real estate loans of $385 million that have been discharged in Chapter 7 bankruptcy with no change in repayment terms and not reaffirmed by the borrower were included in TDRs at September 30, 2020, of which $101 million were classified as nonperforming and $71 million were loans fully insured.
Consumer real estate TDRs are measured primarily based on the net present value of the estimated cash flows discounted at the loan’s original effective interest rate. If the carrying value of a TDR exceeds this amount, a specific allowance is recorded as a component of the allowance for loan and lease losses. Alternatively, consumer real estate TDRs that are considered to be dependent solely on the collateral for repayment (e.g., due to the lack of income verification) are measured based on the estimated fair value of the collateral, and a charge-off is recorded if the carrying value exceeds the fair value of the collateral. Consumer real estate loans that reach 180 days past due prior to modification are charged off to their net realizable value, less costs to sell, before they are modified as TDRs in accordance with established policy. Subsequent declines in the fair value of the collateral after a loan has reached 180 days

Bank of America 74

past due are recorded as charge-offs. Fully-insured loans are protected against principal loss, and therefore, the Corporation does not record an allowance for loan and lease losses on the outstanding principal balance, even after they have been modified in a TDR.
At September 30, 2020 and December 31, 2019, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were not significant. Consumer real estate foreclosed properties totaled $135 million and $229 million at September 30, 2020 and December 31, 2019. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at September 30, 2020 was $1.3 billion. Although the Corporation has paused formal loan foreclosure proceedings and foreclosure sales for occupied properties, during the nine months ended September 30, 2020, the Corporation reclassified $169 million of consumer real estate loans completed or which were in process prior to the pause in foreclosures, to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
The table below presents the September 30, 2020 and 2019 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of consumer real estate loans that were modified in TDRs during the three and nine months ended September 30, 2020 and 2019. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Consumer Real Estate – TDRs Entered into During The Three and Nine Months Ended September 30, 2020 and 2019 (1)

	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (2)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (2)
(Dollars in millions)	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
Residential mortgage	$103	$88	4.06%	3.99%	$294	$244	4.07%	3.90%
Home equity	12	10	4.25	4.08	56	45	3.85	3.73
Total	$115	$98	4.08	4.00	$350	$289	4.03	3.87

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
Residential mortgage	$148	$125	4.29%	4.25%	$368	$301	4.24%	4.22%
Home equity	34	27	5.28	5.27	129	94	5.19	4.60
Total	$182	$152	4.48	4.44	$497	$395	4.49	4.32
(1)For more information on the Corporation's loan modification programs offered in response to the COVID-19 pandemic, which are not TDRs, see Note 1 – Summary of Significant Accounting Principles.
(2)The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.
The table below presents the September 30, 2020 and 2019 carrying value for consumer real estate loans that were modified in a TDR during the three and nine months ended September 30, 2020 and 2019, by type of modification.

Consumer Real Estate – Modification Programs (1)

	TDRs Entered into During the
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019
Modifications under government programs	$—	$8	$8	$32
Modifications under proprietary programs	50	18	136	125
Loans discharged in Chapter 7 bankruptcy (2)	15	16	44	54
Trial modifications	33	110	101	184
Total modifications	$98	$152	$289	$395
(1)For more information on the Corporation's loan modification programs offered in response to the COVID-19 pandemic, which are not TDRs, see Note 1 – Summary of Significant Accounting Principles.
(2)Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
The table below presents the carrying value of consumer real estate loans that entered into payment default during the three and nine months ended September 30, 2020 and 2019 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification.

Consumer Real Estate – TDRs Entering Payment Default that were Modified During the Preceding 12 Months (1)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019
Modifications under government programs	$6	$7	$14	$20
Modifications under proprietary programs	8	19	27	68
Loans discharged in Chapter 7 bankruptcy (2)	4	8	15	26
Trial modifications (3)	15	13	45	40
Total modifications	$33	$47	$101	$154
(1)For more information on the Corporation's loan modification programs offered in response to the COVID-19 pandemic, which are not TDRs, see Note 1 – Summary of Significant Accounting Principles.
(2)Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
(3)Includes trial modification offers to which the customer did not respond.

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
The table below provides information on the Corporation’s Credit Card and Other Consumer TDR portfolio including the September 30, 2020 and 2019 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of loans that were modified in TDRs during the three and nine months ended September 30, 2020 and 2019.

Credit Card and Other Consumer – TDRs Entered into During the Three and Nine Months Ended September 30, 2020 and 2019 (1)

	Unpaid Principal Balance	Carrying Value (2)	Pre-Modification Interest Rate	Post-Modification Interest Rate	Unpaid Principal Balance	Carrying Value (2)	Pre-Modification Interest Rate	Post-Modification Interest Rate
(Dollars in millions)	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
Credit card	$71	$77	18.19%	6.86%	$203	$214	18.06%	5.82%
Direct/Indirect consumer	35	29	6.02	6.02	50	37	5.87	5.87
Total	$106	$106	14.85	6.63	$253	$251	16.29	5.83

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
Credit card	$100	$107	19.62%	5.36%	$267	$281	19.50%	5.35%
Direct/Indirect consumer	19	11	5.32	5.32	35	19	5.23	5.22
Total	$119	$118	18.36	5.36	$302	$300	18.62	5.34
(1)For more information on the Corporation's loan modification programs offered in response to the COVID-19 pandemic, which are not TDRs, see Note 1 – Summary of Significant Accounting Principles.
(2)Includes accrued interest and fees.
The table below presents the September 30, 2020 and 2019 carrying value for Credit Card and Other Consumer loans that were modified in a TDR during the three and nine months ended September 30, 2020 and 2019, by program type.

Credit Card and Other Consumer – TDRs by Program Type (1)

	TDRs Entered into During the Three Months Ended September 30		TDRs Entered into During the Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019
Internal programs	$80	$76	$178	$196
External programs	19	31	59	86
Other	7	11	14	18
Total	$106	$118	$251	$300
(1)Includes accrued interest and fees. For more information on the Corporation's loan modification programs offered in response to the COVID-19 pandemic, which are not TDRs, see Note 1 – Summary of Significant Accounting Principles.
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
At September 30, 2020 and December 31, 2019, remaining commitments to lend additional funds to debtors whose terms have been modified in a commercial loan TDR were $471 million and $445 million. The balance of commercial TDRs in payment default was $391 million at September 30, 2020 and $207 million at December 31, 2019.

Bank of America 76

Loans Held-for-sale
The Corporation had LHFS of $4.4 billion and $9.2 billion at September 30, 2020 and December 31, 2019. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $16.1 billion and $19.6 billion for the nine months ended September 30, 2020 and 2019. Cash used for originations and purchases of LHFS totaled approximately $11.1 billion and $18.7 billion for the nine months ended September 30, 2020 and 2019.
Accrued Interest Receivable
Accrued interest receivable for loans and leases and loans held-for-sale at September 30, 2020 and December 31, 2019 was $2.5 billion and $2.6 billion and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During the three and nine months ended September 30, 2020, the Corporation reversed $111 million and $417 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan.
For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during the three and nine months ended September 30, 2020, the Corporation reversed $11 million and $29 million of interest and fee income at the time the loans were classified as nonperforming against the income statement line item in which it was originally recorded. For more information on the Corporation's nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2019 Annual Report on Form 10-K.
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

The allowance for credit losses is estimated using quantitative and qualitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio as well as an economic outlook over the life of the loan. Qualitative reserves cover losses that are expected but, in the Corporation's assessment, may not be adequately represented in the quantitative methods or the economic assumptions. The Corporation incorporates forward-looking information through the use of several macroeconomic scenarios in determining the weighted economic outlook over the forecasted life of the assets. These scenarios include key macroeconomic variables such as gross domestic product, unemployment rate and home price index. The scenarios that are chosen each quarter and the weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, internal and third-party economist views, and industry trends.
As of January 1, 2020, to determine the allowance for credit losses, the Corporation used a series of economic outlooks that resulted in an economic outlook that was weighted towards the potential of a recession with some expectation of tail risk similar to the severely adverse scenario used in stress testing. Various economic outlooks were also used in the September 30, 2020 estimate for allowance for credit losses that included consensus estimates, multiple downside scenarios which assumed a significantly longer period until economic recovery, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario to reflect the potential for continued improvement in the consensus outlooks. The unemployment rate under this weighted economic outlook is nearly nine percent as of the fourth quarter of 2020 and continues to gradually decline to seven percent in late 2021. Additionally, in this economic outlook, gross domestic product returns to pre-pandemic levels in late 2022.
The Corporation also factored into its allowance for credit losses an estimated impact from higher-risk segments that included leveraged loans and industries such as travel and entertainment, which have been adversely impacted from the effects of COVID-19, as well as the energy sector. The Corporation also holds additional reserves for borrowers who requested deferrals that take into account their credit characteristics and payment behavior subsequent to deferral.
The allowance for credit losses at September 30, 2020 was $21.5 billion, an increase of $8.0 billion compared to January 1, 2020. The increase in the allowance for credit losses was driven by the deterioration in the economic outlook resulting from the impact of COVID-19. The increase in the allowance for credit losses was comprised of a net increase of $7.2 billion in the allowance for loan and lease losses and a $787 million increase in the reserve for unfunded lending commitments. The increase in the allowance for loan and lease losses was attributed to $415 million in the consumer real estate portfolio, $2.4 billion in the credit card and other consumer portfolio, and $4.4 billion in the commercial portfolio.
Outstanding loans and leases excluding loans accounted for under the fair value option decreased $27.2 billion in the nine months ended September 30, 2020, driven by consumer loans, which decreased $26.0 billion primarily due to a decline in credit card loans from reduced consumer spending.

77 Bank of America

The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the table below.

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	Three Months Ended September 30, 2020
Allowance for loan and lease losses, July 1	$833	$10,122	$8,434	$19,389
Loans and leases charged off	(13)	(810)	(470)	(1,293)
Recoveries of loans and leases previously charged off	39	220	62	321
Net charge-offs	26	(590)	(408)	(972)
Provision for loan and lease losses	(6)	304	882	1,180
Other (1)	2	—	(3)	(1)
Allowance for loan and lease losses, September 30	855	9,836	8,905	19,596
Reserve for unfunded lending commitments, July 1	141	—	1,561	1,702
Provision for unfunded lending commitments	(3)	—	212	209
Other (1)	—	—	(1)	(1)
Reserve for unfunded lending commitments, September 30	138	—	1,772	1,910
Allowance for credit losses, September 30	$993	$9,836	$10,677	$21,506

	Three Months Ended September 30, 2019
Allowance for loan and lease losses, July 1	$719	$3,970	$4,838	$9,527
Loans and leases charged off	(199)	(1,093)	(220)	(1,512)
Recoveries of loans and leases previously charged off	439	231	31	701
Net charge-offs	240	(862)	(189)	(811)
Provision for loan and lease losses	(312)	876	212	776
Other (1)	(56)	1	(4)	(59)
Allowance for loan and lease losses, September 30	591	3,985	4,857	9,433
Reserve for unfunded lending commitments, July 1	—	—	806	806
Provision for unfunded lending commitments	—	—	3	3
Reserve for unfunded lending commitments, September 30	—	—	809	809
Allowance for credit losses, September 30	$591	$3,985	$5,666	$10,242

(Dollars in millions)	Nine Months Ended September 30, 2020
Allowance for loan and lease losses, January 1	$440	$7,430	$4,488	$12,358
Loans and leases charged off	(75)	(2,916)	(1,199)	(4,190)
Recoveries of loans and leases previously charged off	147	674	129	950
Net charge-offs	72	(2,242)	(1,070)	(3,240)
Provision for loan and lease losses	336	4,648	5,496	10,480
Other (1)	7	—	(9)	(2)
Allowance for loan and lease losses, September 30	855	9,836	8,905	19,596
Reserve for unfunded lending commitments, January 1	119	—	1,004	1,123
Provision for unfunded lending commitments	19	—	768	787
Reserve for unfunded lending commitments, September 30	138	—	1,772	1,910
Allowance for credit losses, September 30	$993	$9,836	$10,677	$21,506

	Nine Months Ended September 30, 2019
Allowance for loan and lease losses, January 1	$928	$3,874	$4,799	$9,601
Loans and leases charged off	(455)	(3,225)	(630)	(4,310)
Recoveries of loans and leases previously charged off	852	680	89	1,621
Net charge-offs	397	(2,545)	(541)	(2,689)
Provision for loan and lease losses	(621)	2,655	603	2,637
Other (1)	(113)	1	(4)	(116)
Allowance for loan and lease losses, September 30	591	3,985	4,857	9,433
Reserve for unfunded lending commitments, January 1	—	—	797	797
Provision for unfunded lending commitments	—	—	12	12
Reserve for unfunded lending commitments, September 30	—	—	809	809
Allowance for credit losses, September 30	$591	$3,985	$5,666	$10,242
(1)Primarily represents write-offs of purchased credit-impaired loans in 2019, and the net impact of portfolio sales, transfers to held-for-sale and transfers to foreclosed properties.

Bank of America 78

Specific to the three months ended September 30, 2020, there has been improvement in the U.S. and global macroeconomic consensus outlooks, which resulted in an improvement in the economic outlook used to determine the allowance for credit losses when compared to June 30, 2020. The provision for credit losses, including unfunded lending commitments, increased $610 million to $1.4 billion for the three months ended September 30, 2020 compared to the same period in 2019 primarily driven by the reserve build in commercial for high-risk industries such as travel and entertainment, and $8.6 billion to $11.3 billion for the nine months ended September 30, 2020 compared to the same period in 2019 driven by deterioration in the economic outlook resulting from the impact of COVID-19. At September 30, 2020, the allowance for credit losses for the Corporation’s other relevant assets was insignificant.
NOTE 6 Securitizations and Other Variable Interest Entities
The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The tables in this Note present the assets, liabilities and maximum loss exposure of consolidated and unconsolidated VIEs at September 30, 2020 and December 31, 2019 in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. For more information on the Corporation's use of VIEs and related maximum loss exposure, see Note 1 – Summary of Significant Accounting Principles and Note 7 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation’s 2019 Annual Report on Form 10-K.
The Corporation invests in ABS issued by third-party VIEs with which it has no other form of involvement and enters into certain commercial lending arrangements that may also incorporate the use of VIEs, for example to hold collateral. These securities and loans are included in Note 4 – Securities or Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses.
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during the nine months ended September 30, 2020 or the year ended December 31, 2019 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $918 million and $1.1 billion at September 30, 2020 and December 31, 2019.
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
The table below summarizes select information related to first-lien mortgage securitizations for the three and nine months ended September 30, 2020 and 2019.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency				Commercial Mortgage
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Proceeds from loan sales (1)	$1,698	$2,718	$14,625	$6,020	$945	$1,360	$3,237	$4,541
Gains (losses) on securitizations (2)	3	8	724	23	17	28	57	73
Repurchases from securitization trusts (3)	68	209	363	695	—	—	—	—
(1)The Corporation transfers residential mortgage loans to securitizations sponsored primarily by the GSEs or Government National Mortgage Association (GNMA) in the normal course of business and primarily receives residential mortgage-backed securities in exchange. Substantially all of these securities are classified as Level 2 within the fair value hierarchy and are typically sold shortly after receipt.
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $44 million and $105 million, net of hedges, during the three and nine months ended September 30, 2020 compared to $19 million and $38 million for the same periods in 2019, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer mortgage servicing rights (MSRs) from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $172.5 billion and $201.3 billion at September 30, 2020 and 2019. Servicing fee and ancillary fee income on serviced loans was $101 million and $353 million during the three and nine months ended September 30, 2020 compared to $144 million and $436 million for the same periods in 2019. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $2.1 billion and $2.4 billion at September 30, 2020 and December 31, 2019. For more information on MSRs, see Note 14 – Fair Value Measurements.
During the three and nine months ended September 30, 2019, the Corporation deconsolidated agency residential mortgage securitization trusts with total assets of $65 million and $1.2 billion. During the nine months ended September 30, 2020, the Corporation completed the sale of $9.3 billion of consumer real estate loans through GNMA loan securitizations. As part of the securitizations, the Corporation retained $8.4 billion of MBS, which are classified as debt securities carried at fair value on the Consolidated Balance Sheet. Total gains on loan sales of $704 million were recorded in other income in the Consolidated Statement of Income.
The following table summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at September 30, 2020 and December 31, 2019.

79 Bank of America

First-lien Mortgage VIEs

	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	Sep 30 2020	December 31 2019	Sep 30 2020	December 31 2019	Sep 30 2020	December 31 2019	Sep 30 2020	December 31 2019	Sep 30 2020	December 31 2019
Unconsolidated VIEs
Maximum loss exposure (1)	$14,199	$12,554	$286	$340	$1,440	$1,622	$167	$98	$1,138	$1,036
On-balance sheet assets
Senior securities:
Trading account assets	$152	$627	$9	$5	$8	$54	$102	$24	$60	$65
Debt securities carried at fair value	8,337	6,392	156	193	1,071	1,178	64	72	—	—
Held-to-maturity securities	5,710	5,535	—	—	—	—	—	—	887	809
All other assets	—	—	6	2	31	49	1	2	61	38
Total retained positions	$14,199	$12,554	$171	$200	$1,110	$1,281	$167	$98	$1,008	$912
Principal balance outstanding (2)	$144,735	$160,226	$6,555	$7,268	$6,928	$8,594	$17,478	$19,878	$57,832	$60,129

Consolidated VIEs
Maximum loss exposure (1)	$611	$10,857	$—	$5	$63	$44	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$611	$780	$86	$116	$260	$149	$—	$—	$—	$—
Loans and leases, net	—	9,917	—	—	—	—	—	—	—	—
All other assets	—	161	—	—	2	—	—	—	—	—
Total assets	$611	$10,858	$86	$116	$262	$149	$—	$—	$—	$—
Total liabilities	$—	$4	$86	$111	$199	$105	$—	$—	$—	$—
(1)Maximum loss exposure includes obligations under loss-sharing reinsurance and other arrangements for non-agency residential mortgage and commercial mortgage securitizations, but excludes the reserve for representations and warranties obligations and corporate guarantees and also excludes servicing advances and other servicing rights and obligations. For more information, see Note 10 – Commitments and Contingencies and Note 14 – Fair Value Measurements.
(2)Principal balance outstanding includes loans where the Corporation was the transferor to securitization VIEs with which it has continuing involvement, which may include servicing the loans.
Other Asset-backed Securitizations
The following table summarizes select information related to home equity, credit card and other asset-backed VIEs in which the Corporation held a variable interest at September 30, 2020 and December 31, 2019.

Home Equity Loan, Credit Card and Other Asset-backed VIEs

	Home Equity (1)		Credit Card (2)		Resecuritization Trusts		Municipal Bond Trusts
(Dollars in millions)	Sep 30 2020	December 31 2019	Sep 30 2020	December 31 2019	Sep 30 2020	December 31 2019	Sep 30 2020	December 31 2019
Unconsolidated VIEs
Maximum loss exposure	$329	$412	$—	$—	$9,201	$7,526	$3,320	$3,701
On-balance sheet assets
Securities (3):
Trading account assets	$—	$—	$—	$—	$1,009	$2,188	$3	$—
Debt securities carried at fair value	9	11	—	—	2,990	1,126	—	—
Held-to-maturity securities	—	—	—	—	5,202	4,212	—	—
Total retained positions	$9	$11	$—	$—	$9,201	$7,526	$3	$—
Total assets of VIEs	$804	$1,023	$—	$—	$18,811	$21,234	$3,835	$4,395

Consolidated VIEs
Maximum loss exposure	$62	$64	$14,770	$17,915	$265	$54	$1,246	$2,656
On-balance sheet assets
Trading account assets	$—	$—	$—	$—	$265	$73	$1,206	$2,480
Loans and leases	122	122	21,793	26,985	—	—	—	—
Allowance for loan and lease losses	15	(2)	(1,824)	(800)	—	—	—	—
All other assets	3	3	93	119	—	—	40	176
Total assets	$140	$123	$20,062	$26,304	$265	$73	$1,246	$2,656
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—	$714	$2,175
Long-term debt	78	64	5,273	8,372	—	19	—	—
All other liabilities	—	—	19	17	—	—	—	—
Total liabilities	$78	$64	$5,292	$8,389	$—	$19	$714	$2,175
(1)For unconsolidated home equity loan VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves. For both consolidated and unconsolidated home equity loan VIEs, the maximum loss exposure excludes the reserve for representations and warranties obligations and corporate guarantees. For more information, see Note 10 – Commitments and Contingencies.
(2)At September 30, 2020 and December 31, 2019, loans and leases in the consolidated credit card trust included $9.0 billion and $10.5 billion of seller’s interest.
(3)The retained senior securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).
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

Bank of America 80

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
During the nine months ended September 30, 2019, there were $1.3 billion of new senior debt securities issued to third-party investors from the credit card securitization trust. There were no new senior debt securities issued to third-party investors from the credit card securitization trust during the nine months ended September 30, 2020.
At September 30, 2020 and December 31, 2019, the Corporation held subordinate securities issued by the credit card securitization trust with a notional principal amount of $6.9 billion and $7.4 billion. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. There were $202 million of these subordinate securities issued by the credit card securitization trust during the nine months ended September 30, 2019. There were no subordinate securities issued by the credit card securitization trust during the nine months ended September 30, 2020.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $8.3 billion and $26.4 billion of securities during the three and nine months ended September 30, 2020 compared to $5.2 billion and $13.7 billion for the same periods in 2019. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. Securities received from the resecuritization VIEs were recognized at their fair value of $598 million and $5.5 billion during the three and nine months ended September 30, 2020 compared to $750 million and $3.5 billion for the same periods in 2019, of which substantially all of the securities in the prior-year period were classified as trading account assets. All of the securities received as resecuritization proceeds during the three months ended September 30, 2020 were classified as trading account assets. Of the securities received as resecuritizations proceeds during the nine months ended September 30, 2020, $1.8 billion, $2.1 billion and $1.7 billion were classified as trading account assets, debt securities carried at fair value and HTM securities, respectively. Substantially all of the trading account securities and debt securities carried at fair value were categorized as Level 2 within the fair value hierarchy.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $3.3 billion and $3.7 billion at September 30, 2020 and December 31, 2019. The weighted-average remaining life of bonds held in the trusts at September 30, 2020 was 6.9 years. There were no significant write-downs or downgrades of assets or issuers during the nine months ended September 30, 2020 and 2019.
Other Variable Interest Entities
The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at September 30, 2020 and December 31, 2019.

Other VIEs

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
(Dollars in millions)	September 30, 2020			December 31, 2019
Maximum loss exposure	$4,162	$26,192	$30,354	$4,055	$26,326	$30,381
On-balance sheet assets
Trading account assets	$2,064	$601	$2,665	$2,213	$549	$2,762
Debt securities carried at fair value	—	74	74	—	74	74
Loans and leases	2,179	3,036	5,215	1,810	3,214	5,024
Allowance for loan and lease losses	(3)	(182)	(185)	(2)	(38)	(40)
All other assets	53	21,957	22,010	81	20,547	20,628
Total	$4,293	$25,486	$29,779	$4,102	$24,346	$28,448
On-balance sheet liabilities
Short-term borrowings	$25	$—	$25	$—	$—	$—
Long-term debt	106	—	106	46	—	46
All other liabilities	—	5,383	5,383	2	5,087	5,089
Total	$131	$5,383	$5,514	$48	$5,087	$5,135
Total assets of VIEs	$4,293	$105,922	$110,215	$4,102	$98,491	$102,593
Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $2.4 billion and $2.2 billion at September 30, 2020 and December 31, 2019, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.

81 Bank of America

Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $252 million and $304 million at September 30, 2020 and December 31, 2019.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At September 30, 2020 and December 31, 2019, the Corporation’s consolidated investment VIEs had total assets of $552 million and $104 million. The Corporation also held investments in unconsolidated VIEs with total assets of $37.3 billion and $32.4 billion at September 30, 2020 and December 31, 2019. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $5.9 billion and $6.4 billion at September 30, 2020 and December 31, 2019 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $1.7 billion at both September 30, 2020 and December 31, 2019. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
Tax Credit VIEs
The Corporation holds investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, wind and solar projects. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. The Corporation earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure included in the Other VIEs table was $20.0 billion and $18.9 billion at September 30, 2020 and December 31, 2019. The Corporation’s risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment.
The Corporation’s investments in affordable housing partnerships, which are reported in other assets on the Consolidated Balance Sheet, totaled $10.6 billion and $10.0 billion, including unfunded commitments to provide capital contributions of $4.8 billion and $4.3 billion at September 30, 2020 and December 31, 2019. The unfunded commitments are expected to be paid over the next five years. The Corporation recognized tax credits and other tax benefits from investments in affordable housing partnerships of $376 million and $986 million and reported pretax losses in other income of $272 million and $799 million for the three and nine months ended September 30, 2020. For the same periods in 2019, the Corporation recognized tax credits and other tax benefits of $276 million and $847 million and reported pretax losses in other income of $250 million and $732 million. Tax credits are recognized as part of the Corporation’s annual effective tax rate used to determine tax expense in a given quarter. Accordingly, the portion of a year’s expected tax benefits recognized in any given quarter may differ from 25 percent. The Corporation may from time to time be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant.
NOTE 7 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment and All Other at September 30, 2020 and December 31, 2019. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill

(Dollars in millions)	September 30 2020	December 31 2019
Consumer Banking	$30,123	$30,123
Global Wealth & Investment Management	9,677	9,677
Global Banking	23,923	23,923
Global Markets	5,182	5,182
All Other	46	46
Total goodwill	$68,951	$68,951
Intangible Assets
At September 30, 2020 and December 31, 2019, the net carrying value of intangible assets was $2.2 billion and $1.7 billion. During the three months ended September 30, 2020, the Corporation recognized a $585 million intangible asset, which is being amortized over a 10-year life, related to the merchant contracts that were distributed to the Corporation from its merchant servicing joint venture. For more information, see Note 10 – Commitments and Contingencies.
At September 30, 2020 and December 31, 2019, intangible assets included $1.6 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $30 million and $62 million for the three and nine months ended September 30, 2020 compared to $29 million and $84 million for the same periods in 2019.
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

Bank of America 82

Lessor Arrangements
The Corporation’s lessor arrangements primarily consist of operating, sales-type and direct financing leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term.
At September 30, 2020 and December 31, 2019, the total net investment in sales-type and direct financing leases was $19.9 billion and $21.9 billion, comprised of $17.6 billion and $19.3 billion in lease receivables and $2.3 billion and $2.6 billion in unguaranteed residuals. In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $6.6 billion and $5.8 billion at September 30, 2020 and December 31, 2019.
The following table presents total lease income for the three and nine months ended September 30, 2020 and 2019.

Lease Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019
Sales-type and direct financing leases	$167	$198	$539	$601
Operating leases	224	227	703	663
Total lease income	$391	$425	$1,242	$1,264
Lessee Arrangements
The Corporation’s lessee arrangements predominantly consist of operating leases for premises and equipment; the Corporation’s financing leases are not significant. Right-of-use assets were $9.9 billion and $9.7 billion and lease liabilities were $10.3 billion and $10.1 billion at September 30, 2020 and December 31, 2019.
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

	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2020		2019		2020		2019
Federal funds sold and securities borrowed or purchased under agreements to resell
Average during period	$384,221	0.06%	$269,129	1.83%	$325,356	0.37%	$274,822	1.82%
Maximum month-end balance during period	420,830	n/a	278,514	n/a	451,179	n/a	280,562	n/a
Federal funds purchased and securities loaned or sold under agreements to repurchase
Average during period	$192,376	0.41%	$203,702	2.35%	$193,029	0.81%	$202,632	2.43%
Maximum month-end balance during period	195,028	n/a	202,208	n/a	206,493	n/a	203,063	n/a
Short-term borrowings
Average during period	17,770	0.08	26,579	2.29	23,347	0.68	21,728	2.62
Maximum month-end balance during period	19,530	n/a	30,682	n/a	30,118	n/a	30,682	n/a
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
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at September 30, 2020 and December 31, 2019. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives.

83 Bank of America

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	September 30, 2020
Securities borrowed or purchased under agreements to resell (3)	$541,040	$(214,295)	$326,745	$(300,403)	$26,342
Securities loaned or sold under agreements to repurchase	$405,064	$(214,295)	$190,769	$(179,875)	$10,894
Other (4)	12,644	—	12,644	(12,644)	—
Total	$417,708	$(214,295)	$203,413	$(192,519)	$10,894

	December 31, 2019
Securities borrowed or purchased under agreements to resell (3)	$434,257	$(159,660)	$274,597	$(244,486)	$30,111
Securities loaned or sold under agreements to repurchase	$324,769	$(159,660)	$165,109	$(141,482)	$23,627
Other (4)	15,346	—	15,346	(15,346)	—
Total	$340,115	$(159,660)	$180,455	$(156,828)	$23,627
(1)Includes activity where uncertainty exists as to the enforceability of certain master netting agreements under bankruptcy laws in some countries or industries.
(2)Includes securities collateral received or pledged under repurchase or securities lending agreements where there is a legally enforceable master netting agreement. These amounts are not offset on the Consolidated Balance Sheet, but are shown as a reduction to derive a net asset or liability. Securities collateral received or pledged where the legal enforceability of the master netting agreements is uncertain is excluded from the table.
(3)Excludes repurchase activity of $15.2 billion and $12.9 billion reported in loans and leases on the Consolidated Balance Sheet at September 30, 2020 and December 31, 2019.
(4)Balance is reported in accrued expenses and other liabilities on the Consolidated Balance Sheet and relates to transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged as collateral or sold. In these transactions, the Corporation recognizes an asset at fair value, representing the securities received, and a liability, representing the obligation to return those securities.
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

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	September 30, 2020
Securities sold under agreements to repurchase	$199,516	$108,084	$23,509	$48,913	$380,022
Securities loaned	20,284	16	427	4,315	25,042
Other	12,644	—	—	—	12,644
Total	$232,444	$108,100	$23,936	$53,228	$417,708

	December 31, 2019
Securities sold under agreements to repurchase	$129,455	$122,685	$25,322	$21,922	$299,384
Securities loaned	18,766	3,329	1,241	2,049	25,385
Other	15,346	—	—	—	15,346
Total	$163,567	$126,014	$26,563	$23,971	$340,115
(1)No agreements have maturities greater than three years.

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	September 30, 2020
U.S. government and agency securities	$211,538	$—	$—	$211,538
Corporate securities, trading loans and other	12,177	1,763	786	14,726
Equity securities	14,495	22,635	11,800	48,930
Non-U.S. sovereign debt	138,518	644	58	139,220
Mortgage trading loans and ABS	3,294	—	—	3,294
Total	$380,022	$25,042	$12,644	$417,708

	December 31, 2019
U.S. government and agency securities	$173,533	$1	$—	$173,534
Corporate securities, trading loans and other	10,467	2,014	258	12,739
Equity securities	14,933	20,026	15,024	49,983
Non-U.S. sovereign debt	96,576	3,344	64	99,984
Mortgage trading loans and ABS	3,875	—	—	3,875
Total	$299,384	$25,385	$15,346	$340,115

Bank of America 84

Restricted Cash
At September 30, 2020 and December 31, 2019, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $6.5 billion and $24.4 billion, predominantly related to cash held on deposit with the Federal Reserve Bank and non-U.S. central banks to meet reserve requirements and cash segregated in compliance with securities regulations.
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
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.3 billion and $10.6 billion at September 30, 2020 and December 31, 2019. At September 30, 2020, the carrying value of these commitments, excluding commitments accounted for under the fair value option, was $1.9 billion, including deferred revenue of $17 million and a reserve for unfunded lending commitments of $1.9 billion. At December 31, 2019, the comparable amounts were $829 million, $16 million and $813 million, respectively. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The table below includes the notional amount of commitments of $3.3 billion and $4.4 billion at September 30, 2020 and December 31, 2019 that are accounted for under the fair value option. However, the table excludes cumulative net fair value of $122 million and $90 million at September 30, 2020 and December 31, 2019 on these commitments, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	September 30, 2020
Notional amount of credit extension commitments
Loan commitments (1)	$107,984	$159,452	$145,645	$13,290	$426,371
Home equity lines of credit	697	2,672	8,237	31,889	43,495
Standby letters of credit and financial guarantees (2)	21,648	11,145	2,532	1,133	36,458
Letters of credit (3)	825	224	33	32	1,114
Legally binding commitments	131,154	173,493	156,447	46,344	507,438
Credit card lines (4)	387,059	—	—	—	387,059
Total credit extension commitments	$518,213	$173,493	$156,447	$46,344	$894,497

	December 31, 2019
Notional amount of credit extension commitments
Loan commitments (1)	$97,454	$148,000	$173,699	$24,487	$443,640
Home equity lines of credit	1,137	1,948	6,351	34,134	43,570
Standby letters of credit and financial guarantees (2)	21,311	11,512	3,712	408	36,943
Letters of credit (3)	1,156	254	65	25	1,500
Legally binding commitments	121,058	161,714	183,827	59,054	525,653
Credit card lines (4)	376,067	—	—	—	376,067
Total credit extension commitments	$497,125	$161,714	$183,827	$59,054	$901,720
(1)     At both September 30, 2020 and December 31, 2019, $5.1 billion of these loan commitments were held in the form of a security.
(2)     The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $25.4 billion and $10.5 billion at September 30, 2020, and $27.9 billion and $8.6 billion at December 31, 2019. Amounts in the table include consumer SBLCs of $521 million and $413 million at September 30, 2020 and December 31, 2019.
(3)     At September 30, 2020 and December 31, 2019, included are letters of credit of $1.7 billion and $1.4 billion related to certain liquidity commitments of VIEs. For more information, see Note 6 – Securitizations and Other Variable Interest Entities.
(4)    Includes business card unused lines of credit.
Other Commitments
At September 30, 2020 and December 31, 2019, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $169 million and $86 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans of $365 million and $1.1 billion, which upon settlement will be included in trading account assets.
At September 30, 2020 and December 31, 2019, the Corporation had commitments to purchase commodities, primarily liquefied natural gas, of $539 million and $830 million, which upon settlement will be included in trading account assets.
At September 30, 2020 and December 31, 2019, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $127.7 billion and $97.2 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $68.7

85 Bank of America

billion and $24.9 billion. These commitments generally expire within the next 12 months.
At September 30, 2020 and December 31, 2019, the Corporation had a commitment to originate or purchase up to $3.8 billion and $3.3 billion on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2022 and can be terminated with 12 months prior notice.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At September 30, 2020 and December 31, 2019, the notional amount of these guarantees totaled $7.1 billion and $7.3 billion. At both September 30, 2020 and December 31, 2019, the Corporation’s maximum exposure related to these guarantees totaled $1.1 billion, with estimated maturity dates between 2033 and 2039.
Merchant Services
Prior to July 1, 2020, a significant portion of the Corporation's merchant processing activity was performed by a joint venture in which it held a 49 percent ownership interest. On July 29, 2019, the Corporation gave notice to the joint venture partner of the termination of the joint venture upon the conclusion of its current term on June 30, 2020. Effective July 1, 2020, the Corporation received its share of the joint venture's merchant contracts and began performing merchant processing services for these merchants. While merchants bear responsibility for any credit or debit card charges properly reversed by the cardholder, the Corporation, in its role as merchant acquirer, may be held liable for any reversed charges that cannot be collected from the merchants due to, among other things, merchant fraud or insolvency.
The Corporation, as a card network member bank, also sponsors other merchant acquirers, principally its former joint venture partner with respect to merchants distributed to that partner upon the termination of the joint venture. If reversed charges applicable to these merchants cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The Corporation’s risk in this area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The total amount of transactions processed for the preceding six-month period, which was $311.7 billion, is an estimate of the Corporation’s maximum potential exposure as of September 30, 2020. However, for the reasons described above, the Corporation does not believe the maximum potential exposure is representative of the actual potential loss exposure. At September 30, 2020 and 2019, the Corporation’s reserves for contingent losses and the losses incurred related to the merchant processing activity were not significant. The Corporation will continue to monitor its exposure in this area due to the potential economic impacts of COVID-19.

Representations and Warranties Obligations and Corporate Guarantees
For more information on representations and warranties obligations and corporate guarantees, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2019 Annual Report on Form 10-K.
The reserve for representations and warranties obligations and corporate guarantees was $1.4 billion and $1.8 billion at September 30, 2020 and December 31, 2019 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of probable incurred losses, is based on our experience in previous negotiations, and is subject to judgment, a variety of assumptions, and known or unknown uncertainties. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity. See Litigation and Regulatory Matters below for the Corporation's combined range of possible loss in excess of the reserve for representations and warranties and the accrued liability for litigation.
Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $8.0 billion and $9.3 billion at September 30, 2020 and December 31, 2019.
Other Guarantees
The Corporation has entered into additional guarantee agreements and commitments, including sold risk participation swaps, liquidity facilities, lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, divested business commitments and sold put options that require gross settlement. The maximum potential future payments under these agreements are approximately $9.0 billion and $8.7 billion at September 30, 2020 and December 31, 2019. The estimated maturity dates of these obligations extend up to 2049. The Corporation has made no material payments under these guarantees. For more information on maximum potential future payments under VIE-related liquidity commitments, see Note 6 – Securitizations and Other Variable Interest Entities.

Bank of America 86

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
In accordance with applicable accounting guidance, the Corporation establishes an accrued liability when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation-related expense of $636 million and $717 million was recognized for the three and nine months ended September 30, 2020 compared to $352 million and $539 million for the same periods in 2019.
For a limited number of the matters disclosed in the prior commitments and contingencies disclosure, for which a loss, whether in excess of a related accrued liability or where there is no accrued liability, is reasonably possible in future periods, the Corporation is able to estimate a range of possible loss. In determining whether it is possible to estimate a range of possible loss, the Corporation reviews and evaluates these matters on an ongoing basis, in conjunction with any outside counsel handling the matter, in light of potentially relevant factual and legal developments. With respect to such matters, in cases in which the Corporation possesses sufficient appropriate information to estimate a range of possible loss, that estimate is aggregated and disclosed below. There may be other disclosed matters for which a loss is probable or reasonably possible but such an estimate of the range of possible loss may not be possible. For those disclosed matters where an estimate of the range of possible loss is possible, as well as for representations and warranties exposures, management currently estimates the aggregate range of reasonably possible loss for these exposures is $0 to $1.3 billion in excess of the accrued liability, if any.
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
Information is provided in the prior commitments and contingencies disclosure regarding the nature of the litigation and, where specified, associated claimed damages. Based on current knowledge, and taking into account accrued liabilities, management does not believe that loss contingencies arising from pending matters in the prior commitments and contingencies disclosure will have a material adverse effect on the consolidated financial condition or liquidity of the Corporation. However, in light of the significant judgment, variety of assumptions and uncertainties involved in these matters, some of which are beyond the Corporation’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Corporation’s businesses or results of operations for any particular reporting period, or cause significant reputational harm.
NOTE 11 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
October 21, 2020	December 4, 2020	December 24, 2020	$0.18
July 22, 2020	September 4, 2020	September 25, 2020	0.18
April 22, 2020	June 5, 2020	June 26, 2020	0.18
January 29, 2020	March 6, 2020	March 27, 2020	0.18
(1)In 2020, and through October 30, 2020.
In June 2020, the Board of Governors of the Federal Reserve System (Federal Reserve) announced that due to economic uncertainty resulting from COVID-19, all large banks would be required to suspend share repurchase programs in the third quarter of 2020, except for repurchases to offset shares awarded under equity-based compensation plans, and to limit dividends to existing rates that do not exceed the average of the last four quarters’ net income.
The Federal Reserve’s directives regarding share repurchases aligned with the Corporation's decision to voluntarily suspend repurchases during the first half of 2020. The suspension of the Corporation's repurchases did not include repurchases to offset shares awarded under its equity-based compensation plans.

87 Bank of America

During the three and nine months ended September 30, 2020, the Corporation repurchased and retired 4 million and 216 million shares of common stock, which reduced shareholders’ equity by $114 million and $6.8 billion.
During the nine months ended September 30, 2020, in connection with employee stock plans, the Corporation issued 66 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 26 million shares of its common stock. At September 30, 2020, the Corporation had reserved 513 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
On October 21, 2020 the Board declared a quarterly common stock dividend at the current rate of $0.18 per share.
Preferred Stock
During the three months ended March 31, 2020, June 30, 2020 and September 30, 2020, the Corporation declared $469 million, $249 million and $441 million of cash dividends on preferred stock, or a total of $1.2 billion for the nine months ended September 30, 2020. On October 29, 2020, the
Corporation issued 44,000 shares of 4.375% Non-Cumulative Preferred Stock, Series NN for $1.1 billion, with quarterly dividends commencing in February 2021. The Series NN preferred stock has a liquidation preference of $25,000 per share and is subject to certain restrictions in the event the Corporation fails to declare and pay full dividends. For more information on the Corporation's preferred stock, including liquidation preference, dividend requirements and redemption period, see Note 14 – Shareholders’ Equity to the Consolidated Financial Statements of the Corporation’s 2019 Annual Report on Form 10-K.
NOTE 12 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for the three and nine months ended September 30, 2020 and 2019 is presented on the following page. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2019 Annual Report on Form 10-K.

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share information)	2020	2019	2020	2019
Earnings per common share
Net income	$4,881	$5,777	$12,424	$20,436
Preferred stock dividends	(441)	(505)	(1,159)	(1,186)
Net income applicable to common shareholders	$4,440	$5,272	$11,265	$19,250
Average common shares issued and outstanding	8,732.9	9,303.6	8,762.6	9,516.2
Earnings per common share	$0.51	$0.57	$1.29	$2.02

Diluted earnings per common share
Net income applicable to common shareholders	$4,440	$5,272	$11,265	$19,250
Average common shares issued and outstanding	8,732.9	9,303.6	8,762.6	9,516.2
Dilutive potential common shares (1)	44.6	49.4	37.9	49.5
Total diluted average common shares issued and outstanding	8,777.5	9,353.0	8,800.5	9,565.7
Diluted earnings per common share	$0.51	$0.56	$1.28	$2.01
(1)Includes incremental dilutive shares from restricted stock units, restricted stock and warrants.
For both the three and nine months ended September 30, 2020 and 2019, 62 million average dilutive potential common shares associated with the Series L preferred stock were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method.
NOTE 13 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for the nine months ended September 30, 2020 and 2019.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2019	$323	$(1,494)	$(400)	$(4,168)	$(894)	$(6,633)
Net change	4,794	(5)	808	144	(86)	5,655
Balance, September 30, 2020	$5,117	$(1,499)	$408	$(4,024)	$(980)	$(978)

Balance, December 31, 2018	$(5,552)	$(531)	$(1,016)	$(4,304)	$(808)	$(12,211)
Net change	6,231	(272)	651	83	(99)	6,594
Balance, September 30, 2019	$679	$(803)	$(365)	$(4,221)	$(907)	$(5,617)

Bank of America 88

The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for the nine months ended September 30, 2020 and 2019.

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
	Nine Months Ended September 30
(Dollars in millions)	2020			2019
Debt securities:
Net increase in fair value	$6,763	$(1,685)	$5,078	$8,388	$(2,087)	$6,301
Net realized (gains) reclassified into earnings (1)	(379)	95	(284)	(93)	23	(70)
Net change	6,384	(1,590)	4,794	8,295	(2,064)	6,231
Debit valuation adjustments:
Net (decrease) in fair value	(13)	5	(8)	(368)	83	(285)
Net realized losses reclassified into earnings (1)	4	(1)	3	16	(3)	13
Net change	(9)	4	(5)	(352)	80	(272)
Derivatives:
Net increase in fair value	977	(238)	739	765	(173)	592
Reclassifications into earnings:
Net interest income	96	(23)	73	78	(19)	59
Compensation and benefits expense	(5)	1	(4)	—	—	—
Net realized losses reclassified into earnings	91	(22)	69	78	(19)	59
Net change	1,068	(260)	808	843	(192)	651
Employee benefit plans:
Net actuarial losses and other reclassified into earnings (2)	191	(47)	144	109	(26)	83
Net change	191	(47)	144	109	(26)	83
Foreign currency:
Net (decrease) in fair value	(29)	(57)	(86)	114	(185)	(71)
Net realized (gains) reclassified into earnings (1)	—	—	—	(117)	89	(28)
Net change	(29)	(57)	(86)	(3)	(96)	(99)
Total other comprehensive income (loss)	$7,605	$(1,950)	$5,655	$8,892	$(2,298)	$6,594
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.

NOTE 14 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards and conducts a review of its fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. During the nine months ended September 30, 2020, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
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

89 Bank of America

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at September 30, 2020 and December 31, 2019, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

	September 30, 2020
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$385	$—	$—	$—	$385
Federal funds sold and securities borrowed or purchased under agreements to resell	—	103,101	—	—	103,101
Trading account assets:
U.S. Treasury and agency securities	43,143	2,439	—	—	45,582
Corporate securities, trading loans and other	—	25,438	1,470	—	26,908
Equity securities	82,015	34,097	207	—	116,319
Non-U.S. sovereign debt	10,003	26,455	290	—	36,748
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed (2)	—	20,896	133	—	21,029
Mortgage trading loans, ABS and other MBS	—	7,277	1,637	—	8,914
Total trading account assets (3)	135,161	116,602	3,737	—	255,500
Derivative assets	16,129	399,497	2,498	(373,827)	44,297
AFS debt securities:
U.S. Treasury and agency securities	101,693	1,185	—	—	102,878
Mortgage-backed securities:
Agency	—	69,864	—	—	69,864
Agency-collateralized mortgage obligations	—	5,837	—	—	5,837
Non-agency residential	—	843	440	—	1,283
Commercial	—	16,206	—	—	16,206
Non-U.S. securities	—	16,340	14	—	16,354
Other taxable securities	—	3,608	68	—	3,676
Tax-exempt securities	—	17,414	180	—	17,594
Total AFS debt securities	101,693	131,297	702	—	233,692
Other debt securities carried at fair value:
U.S. Treasury and agency securities	3	—	—	—	3
Non-agency residential MBS	—	751	458	—	1,209
Non-U.S. and other securities	5,961	5,132	—	—	11,093
Total other debt securities carried at fair value	5,964	5,883	458	—	12,305
Loans and leases	—	6,609	625	—	7,234
Loans held-for-sale	—	983	922	—	1,905
Other assets (4)	6,802	4,048	1,875	—	12,725
Total assets (5)	$266,134	$768,020	$10,817	$(373,827)	$671,144
Liabilities
Interest-bearing deposits in U.S. offices	$—	$626	$—	$—	$626
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	132,322	—	—	132,322
Trading account liabilities:
U.S. Treasury and agency securities	11,013	200	—	—	11,213
Equity securities	40,609	5,390	1	—	46,000
Non-U.S. sovereign debt	9,966	10,731	—	—	20,697
Corporate securities and other	—	6,755	16	—	6,771
Total trading account liabilities	61,588	23,076	17	—	84,681
Derivative liabilities	17,292	389,769	6,029	(371,362)	41,728
Short-term borrowings	—	4,577	—	—	4,577
Accrued expenses and other liabilities	8,530	4,235	—	—	12,765
Long-term debt	—	29,485	970	—	30,455
Total liabilities (5)	$87,410	$584,090	$7,016	$(371,362)	$307,154
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes $21.5 billion of GSE obligations.
(3)Includes securities with a fair value of $13.6 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet.
(4)Includes MSRs of $1.1 billion which are classified as Level 3 assets.
(5)Total recurring Level 3 assets were 0.40 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.28 percent of total consolidated liabilities.

Bank of America 90

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
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes $26.7 billion of GSE obligations.
(3)Includes securities with a fair value of $14.7 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet.
(4)Includes MSRs of $1.5 billion which are classified as Level 3 assets.
(5)Total recurring Level 3 assets were 0.42 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.27 percent of total consolidated liabilities.

91 Bank of America

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2020 and 2019, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance July 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Three Months Ended September 30, 2020
Trading account assets:
Corporate securities, trading loans and other	$1,548	$(20)	$—	$—	$(49)	$—	$(91)	$136	$(54)	$1,470	$(34)
Equity securities	194	8	—	4	(3)	—	—	7	(3)	207	3
Non-U.S. sovereign debt	248	7	(6)	1	(2)	—	(1)	83	(40)	290	6
Mortgage trading loans, ABS and other MBS	1,736	2	—	36	(108)	11	(12)	167	(62)	1,770	10
Total trading account assets	3,726	(3)	(6)	41	(162)	11	(104)	393	(159)	3,737	(15)
Net derivative assets (liabilities) (4)	(3,343)	228	—	39	(177)	—	(58)	3	(223)	(3,531)	196
AFS debt securities:
Non-agency residential MBS	462	—	5	—	—	—	(10)	25	(42)	440	—
Non-U.S. securities	5	—	—	—	—	—	(1)	10	—	14	—
Other taxable securities	65	—	—	3	—	—	—	—	—	68	—
Tax-exempt securities	337	15	—	—	—	—	(167)	—	(5)	180	15
Total AFS debt securities	869	15	5	3	—	—	(178)	35	(47)	702	15
Other debt securities carried at fair value – Non-agency residential MBS	449	18	—	—	—	—	(11)	2	—	458	17
Loans and leases (5,6)	741	(2)	—	—	(25)	—	(89)	—	—	625	(5)
Loans held-for-sale (5,6)	970	(7)	(2)	—	(25)	—	(14)	—	—	922	(10)
Other assets (6,7)	1,911	25	6	—	1	53	(121)	—	—	1,875	4
Trading account liabilities – Equity securities	(1)	—	—	—	—	—	—	—	—	(1)	—
Trading account liabilities – Corporate securities and other	(16)	2	—	—	(2)	—	—	—	—	(16)	—
Long-term debt (5)	(956)	(50)	(10)	—	—	—	46	—	—	(970)	(50)

Three Months Ended September 30, 2019
Trading account assets:
Corporate securities, trading loans and other	$1,393	$28	$—	$158	$(153)	$—	$(143)	$356	$(48)	$1,591	$—
Equity securities	296	(8)	—	17	(81)	—	(1)	66	(10)	279	(31)
Non-U.S. sovereign debt	481	9	(28)	—	—	—	(36)	39	—	465	10
Mortgage trading loans, ABS and other MBS	1,389	(8)	—	91	(156)	—	(48)	316	(21)	1,563	(24)
Total trading account assets	3,559	21	(28)	266	(390)	—	(228)	777	(79)	3,898	(45)
Net derivative assets (liabilities) (4)	(1,114)	73	—	81	(270)	—	(36)	—	34	(1,232)	52
AFS debt securities:
Non-agency residential MBS	568	—	(13)	—	—	—	(8)	—	(39)	508	—
Non-U.S. securities	2	—	—	—	—	—	—	—	—	2	—
Other taxable securities	3	—	—	—	—	—	—	—	—	3	—
Total AFS debt securities	573	—	(13)	—	—	—	(8)	—	(39)	513	—
Other debt securities carried at fair value – Non-agency residential MBS	273	(8)	—	—	—	—	(5)	48	—	308	(8)
Loans and leases (5,6)	355	8	—	27	(17)	44	(16)	—	—	401	8
Loans held-for-sale (5,6)	486	5	(11)	2	—	—	(96)	—	—	386	(7)
Other assets (6,7)	2,551	(40)	(5)	—	—	53	(163)	4	—	2,400	(82)
Trading account liabilities – Equity securities	(2)	—	—	—	—	—	—	—	—	(2)	—
Trading account liabilities – Corporate securities and other	(13)	1	—	(1)	—	—	—	—	—	(13)	(1)
Long-term debt (5)	(902)	16	1	(27)	—	—	49	(1)	—	(864)	16
(1)Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.
(2)Includes gains (losses) reported in earnings in the following income statement line items: Trading account assets/liabilities - predominantly market making and similar activities; Net derivative assets (liabilities) - market making and similar activities and other income; AFS debt securities - other income; Other debt securities carried at fair value - other income; Loans and leases - primarily other income; Loans held-for-sale - other income; Other assets - primarily other income related to MSRs; Long-term debt - market making and similar activities.
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option.  Amounts include net unrealized gains (losses) of $(8) million and $53 million related to financial instruments still held at September 30, 2020 and 2019.
(4)Net derivative assets (liabilities) include derivative assets of $2.5 billion and $3.4 billion and derivative liabilities of $6.0 billion and $4.6 billion at September 30, 2020 and 2019.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

Bank of America 92

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Nine Months Ended September 30, 2020
Trading account assets:
Corporate securities, trading loans and other	$1,507	$(150)	$(1)	$280	$(181)	$8	$(165)	$520	$(348)	$1,470	$(128)
Equity securities	239	(17)	—	33	(37)	—	—	32	(43)	207	(20)
Non-U.S. sovereign debt	482	35	(69)	76	(61)	—	(20)	100	(253)	290	33
Mortgage trading loans, ABS and other MBS	1,553	(145)	(3)	502	(582)	11	(52)	659	(173)	1,770	(135)
Total trading account assets	3,781	(277)	(73)	891	(861)	19	(237)	1,311	(817)	3,737	(250)
Net derivative assets (liabilities) (4)	(2,538)	111	—	216	(558)	—	(224)	(273)	(265)	(3,531)	(356)
AFS debt securities:
Non-agency residential MBS	424	(5)	(4)	23	—	—	(32)	158	(124)	440	(5)
Non-U.S. securities	2	—	—	—	(1)	—	(1)	14	—	14	—
Other taxable securities	65	—	—	6	(4)	—	—	1	—	68	—
Tax-exempt securities	108	(19)	3	—	—	—	(167)	265	(10)	180	(18)
Total AFS debt securities	599	(24)	(1)	29	(5)	—	(200)	438	(134)	702	(23)
Other debt securities carried at fair value – Non-agency residential MBS	299	12	—	—	—	—	(19)	178	(12)	458	(12)
Loans and leases (5,6)	693	(74)	—	32	(26)	22	(120)	98	—	625	(61)
Loans held-for-sale (5,6)	375	(7)	(35)	—	(106)	691	(89)	93	—	922	(19)
Other assets (6,7)	2,360	(294)	(11)	—	2	206	(391)	5	(2)	1,875	(373)
Trading account liabilities – Equity securities	(2)	1	—	—	—	—	—	—	—	(1)	1
Trading account liabilities – Corporate securities and other	(15)	7	—	(7)	(2)	—	1	—	—	(16)	—
Long-term debt (5)	(1,149)	5	50	8	—	(45)	201	(52)	12	(970)	(10)

Nine Months Ended September 30, 2019
Trading account assets:
Corporate securities, trading loans and other	$1,558	$86	$—	$352	$(305)	$—	$(349)	$602	$(353)	$1,591	$33
Equity securities	276	14	—	38	(87)	—	(4)	69	(27)	279	(14)
Non-U.S. sovereign debt	465	36	(24)	1	—	—	(47)	39	(5)	465	37
Mortgage trading loans, ABS and other MBS	1,635	80	(2)	488	(817)	—	(172)	583	(232)	1,563	13
Total trading account assets	3,934	216	(26)	879	(1,209)	—	(572)	1,293	(617)	3,898	69
Net derivative assets (liabilities) (4)	(935)	(43)	—	248	(676)	—	(124)	139	159	(1,232)	(110)
AFS debt securities:
Non-agency residential MBS	597	—	77	—	—	—	(29)	206	(343)	508	—
Non-U.S. securities	2	—	—	—	—	—	—	—	—	2	—
Other taxable securities	7	—	—	—	—	—	(4)	—	—	3	—
Total AFS debt securities	606	—	77	—	—	—	(33)	206	(343)	513	—
Other debt securities carried at fair value – Non-agency residential MBS	172	41	—	—	—	—	(13)	155	(47)	308	38
Loans and leases (5,6)	338	12	—	27	(32)	97	(41)	—	—	401	11
Loans held-for-sale (5,6)	542	43	(11)	12	(71)	11	(199)	59	—	386	13
Other assets (6,7)	2,932	(194)	11	—	(10)	161	(504)	4	—	2,400	(342)
Trading account liabilities – Equity securities	—	(2)	—	—	—	—	—	—	—	(2)	(2)
Trading account liabilities – Corporate securities and other	(18)	8	—	—	(3)	—	—	—	—	(13)	(1)
Long-term debt (5)	(817)	(71)	—	(27)	—	(13)	125	(62)	1	(864)	(64)
(1)Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.
(2)Includes gains (losses) reported in earnings in the following income statement line items: Trading account assets/liabilities - predominantly market making and similar activities; Net derivative assets (liabilities) - market making and similar activities and other income; AFS debt securities - other income; Other debt securities carried at fair value - other income; Loans and leases - primarily other income; Loans held-for-sale - other income; Other assets - primarily other income related to MSRs; Long-term debt - market making and similar activities.
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option.  Amounts include net unrealized gains (losses) of $(47) million and $47 million related to financial instruments still held at September 30, 2020 and 2019.
(4)Net derivative assets (liabilities) include derivative assets of $2.5 billion and $3.4 billion and derivative liabilities of $6.0 billion and $4.6 billion at September 30, 2020 and 2019.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

93 Bank of America

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at September 30, 2020 and December 31, 2019.

Quantitative Information about Level 3 Fair Value Measurements at September 30, 2020

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$1,903	Discounted cash flow, Market comparables	Yield	0% to 25%	6%
Trading account assets – Mortgage trading loans, ABS and other MBS	566		Prepayment speed	1% to 31% CPR	19% CPR
Loans and leases	356		Default rate	0% to 3% CDR	1% CDR
Loans held-for-sale	1		Loss severity	0% to 48%	19%
AFS debt securities, primarily non-agency residential	440		Price	$0 to $160	$80
AFS debt securities – Other taxable securities	82
Other debt securities carried at fair value - Non-agency residential	458
Instruments backed by commercial real estate assets	$1,158	Discounted cash flow	Yield	0% to 25%	4%
Trading account assets – Corporate securities, trading loans and other	288		Price	$0 to $117	$62
Trading account assets – Mortgage trading loans, ABS and other MBS	156
Loans held-for-sale	714
Commercial loans, debt securities and other	$3,043	Discounted cash flow, Market comparables	Yield	1% to 32%	8%
Trading account assets – Corporate securities, trading loans and other	1,182		Prepayment speed	10% to 20%	14%
Trading account assets – Non-U.S. sovereign debt	290		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, ABS and other MBS	915		Loss severity	35% to 40%	38%
AFS debt securities – Tax-exempt securities	180		Price	$0 to $142	$67
Loans and leases	269		Long-dated equity volatilities	93%	n/a
Loans held-for-sale	207
Other assets, primarily auction rate securities	$793	Discounted cash flow, Market comparables	Price	$10 to $98	$94

MSRs	$1,082	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 14 years	4 years
			Weighted-average life, variable rate (5)	0 to 10 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(970)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Yield	2% to 7%	7%
			Equity correlation	5% to 100%	76%
			Long-dated equity volatilities	15% to 79%	35%
			Price	$0 to $118	$82
			Natural gas forward price	$1/MMBtu to $4/MMBtu	$3 /MMBtu
Net derivative assets (liabilities)
Credit derivatives	$(50)	Discounted cash flow, Stochastic recovery correlation model	Yield	5%	n/a
			Upfront points	0 to 100 points	75 points
			Prepayment speed	15% to 100% CPR	23% CPR
			Default rate	2% CDR	n/a
			Credit correlation	24% to 69%	49%
			Price	$0 to $122	$53
Equity derivatives	$(1,879)	Industry standard derivative pricing (3)	Equity correlation	5% to 100%	76%
			Long-dated equity volatilities	15% to 79%	35%
Commodity derivatives	$(1,528)	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$1/MMBtu to $4/MMBtu	$3 /MMBtu
			Correlation	54% to 85%	74%
			Volatilities	22% to 89%	43%
Interest rate derivatives	$(74)	Industry standard derivative pricing (4)	Correlation (IR/IR)	15% to 96%	38%
			Correlation (FX/IR)	0% to 46%	2%
			Long-dated inflation rates	-5% to 84%	15%
			Long-dated inflation volatilities	0% to 2%	1%
Total net derivative assets (liabilities)	$(3,531)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 90: Trading account assets – Corporate securities, trading loans and other of $1.5 billion, Trading account assets – Non-U.S. sovereign debt of $290 million, Trading account assets – Mortgage trading loans, ABS and other MBS of $1.6 billion, AFS debt securities of $702 million, Other debt securities carried at fair value - Non-agency residential of $458 million, Other assets, including MSRs, of $1.9 billion, Loans and leases of $625 million and LHFS of $922 million.
(3)Includes models such as Monte Carlo simulation and Black-Scholes.
(4)Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
(5)The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable

Bank of America 94

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2019

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$1,407	Discounted cash flow, Market comparables	Yield	0% to 25%	6%
Trading account assets – Mortgage trading loans, ABS and other MBS	332		Prepayment speed	1% to 27% CPR	17% CPR
Loans and leases	281		Default rate	0% to 3% CDR	1% CDR
Loans held-for-sale	4		Loss severity	0% to 47%	14%
AFS debt securities, primarily non-agency residential	491		Price	$0 to $160	$94
Other debt securities carried at fair value - Non-agency residential	299
Instruments backed by commercial real estate assets	$303	Discounted cash flow	Yield	0% to 30%	14%
Trading account assets – Corporate securities, trading loans and other	201		Price	$0 to $100	$55
Trading account assets – Mortgage trading loans, ABS and other MBS	85
Loans held-for-sale	17
Commercial loans, debt securities and other	$3,798	Discounted cash flow, Market comparables	Yield	1% to 20%	6%
Trading account assets – Corporate securities, trading loans and other	1,306		Prepayment speed	10% to 20%	13%
Trading account assets – Non-U.S. sovereign debt	482		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, ABS and other MBS	1,136		Loss severity	35% to 40%	38%
AFS debt securities – Tax-exempt securities	108		Price	$0 to $142	$72
Loans and leases	412		Long-dated equity volatilities	35%	n/a
Loans held-for-sale	354
Other assets, primarily auction rate securities	$815	Discounted cash flow, Market comparables	Price	$10 to $100	$96

MSRs	$1,545	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 14 years	5 years
			Weighted-average life, variable rate (5)	0 to 9 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	11%
Structured liabilities
Long-term debt	$(1,149)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Yield	2% to 6%	5%
			Equity correlation	9% to 100%	63%
			Long-dated equity volatilities	4% to 101%	32%
			Price	$0 to $116	$74
			Natural gas forward price	$1/MMBtu to $5/MMBtu	$3/MMBtu
Net derivative assets (liabilities)
Credit derivatives	$13	Discounted cash flow, Stochastic recovery correlation model	Yield	5%	n/a
			Upfront points	0 to 100 points	63 points
			Prepayment speed	15% to 100% CPR	22% CPR
			Default rate	1% to 4% CDR	2% CDR
			Loss severity	35%	n/a
			Price	$0 to $104	$73
Equity derivatives	$(1,081)	Industry standard derivative pricing (3)	Equity correlation	9% to 100%	63%
			Long-dated equity volatilities	4% to 101%	32%
Commodity derivatives	$(1,357)	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$1/MMBtu to $5/MMBtu	$3/MMBtu
			Correlation	30% to 69%	68%
			Volatilities	14% to 54%	27%
Interest rate derivatives	$(113)	Industry standard derivative pricing (4)	Correlation (IR/IR)	15% to 94%	52%
			Correlation (FX/IR)	0% to 46%	2%
			Long-dated inflation rates	G-23% to 56%	16%
			Long-dated inflation volatilities	0% to 1%	1%
Total net derivative assets (liabilities)	$(2,538)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 91: Trading account assets – Corporate securities, trading loans and other of $1.5 billion, Trading account assets – Non-U.S. sovereign debt of $482 million, Trading account assets – Mortgage trading loans, ABS and other MBS of $1.6 billion, AFS debt securities of $599 million, Other debt securities carried at fair value - Non-agency residential of $299 million, Other assets, including MSRs, of $2.4 billion, Loans and leases of $693 million and LHFS of $375 million.
(3)Includes models such as Monte Carlo simulation and Black-Scholes.
(4)Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
(5)The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions.
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

95 Bank of America

Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three and nine months ended September 30, 2020 and 2019.

Assets Measured at Fair Value on a Nonrecurring Basis

	September 30, 2020		Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$630	$903	$(14)	$(121)
Loans and leases (1)	—	226	(19)	(59)
Foreclosed properties (2, 3)	—	27	(7)	(11)
Other assets	209	576	(32)	(58)

	September 30, 2019		Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Assets
Loans held-for-sale	$5	$111	$(7)	$(18)
Loans and leases (1)	—	232	(21)	(62)
Foreclosed properties (2, 3)	—	19	(7)	(10)
Other assets	165	658	(2,085)	(2,104)
(1)Includes $9 million and $26 million of losses on loans that were written down to a collateral value of zero during the three and nine months ended September 30, 2020 compared to losses of $8 million and $25 million for the same periods in 2019.
(2)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
(3)Excludes $131 million and $275 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at September 30, 2020 and 2019.
The table below presents information about significant unobservable inputs at September 30, 2020 and December 31, 2019.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	September 30, 2020
Loans held-for-sale	$903	Discounted cash flow	Price	$8 to $99	$94
Loans and leases (2)	226	Market comparables	OREO discount	13% to 59%	24%
			Costs to sell	8% to 26%	9%
Other assets (3)	576	Discounted cash flow	Revenue attrition	2% to 19%	7%
			Discount rate	11% to 14%	12%
	December 31, 2019
Loans held-for-sale	$102	Discounted cash flow	Price	$85 to $97	$88
Loans and leases (2)	257	Market comparables	OREO discount	13% to 59%	24%
			Costs to sell	8% to 26%	9%
Other assets (4)	640	Discounted cash flow	Customer attrition	0% to 19%	5%
			Cost to service	11% to 19%	15%
(1)The weighted average is calculated based upon the fair value of the loans.
(2)Represents residential mortgages where the loan has been written down to the fair value of the underlying collateral.
(3)The fair value of the intangible asset related to the merchant contracts received from the merchant services joint venture was measured using a discounted cash flow method for which the two key assumptions were the revenue attrition rate and the discount rate. For more information, see Note 7 – Goodwill and Intangible Assets.
(4)Reflects the measurement of the Corporation’s merchant services equity method investment on which the Corporation recorded an impairment charge in 2019. For more information, see Note 13 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2019 Annual Report on Form 10-K. The fair value of the merchant services joint venture was measured using a discounted cash flow method for which the two key assumptions were the customer attrition rate and the cost-to-service rate.
NOTE 15 Fair Value Option
The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 22 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2019 Annual Report on Form 10-K. The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at September 30, 2020 and December 31, 2019, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and nine months ended September 30, 2020 and 2019.

Bank of America 96

Fair Value Option Elections

	September 30, 2020			December 31, 2019
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$103,101	$103,050	$51	$50,364	$50,318	$46
Loans reported as trading account assets (1)	6,003	15,294	(9,291)	6,989	14,703	(7,714)
Trading inventory – other	20,833	n/a	n/a	19,574	n/a	n/a
Consumer and commercial loans	7,234	7,414	(180)	8,335	8,372	(37)
Loans held-for-sale (1)	1,905	2,836	(931)	3,709	4,879	(1,170)
Other assets	27	n/a	n/a	4	n/a	n/a
Long-term deposits	626	579	47	508	496	12
Federal funds purchased and securities loaned or sold under agreements to repurchase	132,322	132,325	(3)	16,008	16,029	(21)
Short-term borrowings	4,577	4,457	120	3,941	3,930	11
Unfunded loan commitments	122	n/a	n/a	90	n/a	n/a
Long-term debt	30,455	31,896	(1,441)	34,975	35,730	(755)
(1)A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended September 30
	2020			2019
(Dollars in millions)	Market making and similar activities	Other Income	Total	Market making and similar activities	Other Income	Total
Loans reported as trading account assets	$58	$—	$58	$4	$—	$4
Trading inventory – other (1)	709	—	709	(156)	—	(156)
Consumer and commercial loans	(2)	102	100	81	(6)	75
Loans held-for-sale (2)	—	22	22	—	28	28
Short-term borrowings	(38)	—	(38)	—	—	—
Unfunded loan commitments	—	(18)	(18)	—	13	13
Long-term debt (3)	(347)	(6)	(353)	(127)	(20)	(147)
Other (4)	19	7	26	(1)	(14)	(15)
Total	$399	$107	$506	$(199)	$1	$(198)

	Nine Months Ended September 30
	2020			2019
Loans reported as trading account assets	$(15)	$—	$(15)	$167	$—	$167
Trading inventory – other (1)	1,259	—	1,259	4,211	—	4,211
Consumer and commercial loans	(49)	(85)	(134)	98	11	109
Loans held-for-sale (2)	—	67	67	—	110	110
Short-term borrowings	196	—	196	—	—	—
Unfunded loan commitments	—	(88)	(88)	—	54	54
Long-term debt (3)	(1,300)	(31)	(1,331)	(1,412)	(65)	(1,477)
Other (4)	28	(31)	(3)	8	(34)	(26)
Total	$119	$(168)	$(49)	$3,072	$76	$3,148
(1)    The gains (losses) in market making and similar activities are primarily offset by (losses) gains on trading liabilities that hedge these assets.
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

Gains (Losses) Related to Borrower-specific Credit Risk for Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019
Loans reported as trading account assets	$11	$19	$(225)	$47
Consumer and commercial loans	100	(5)	(96)	14
Loans held-for-sale	(24)	29	(117)	70
Unfunded loan commitments	(18)	13	(88)	54

97 Bank of America

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
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at September 30, 2020 and December 31, 2019 are presented in the following table.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	September 30, 2020
Financial assets
Loans	$913,679	$50,473	$905,856	$956,329
Loans held-for-sale	4,434	2,047	2,388	4,435
Financial liabilities
Deposits (1)	1,702,880	1,702,970	—	1,702,970
Long-term debt	255,723	259,505	970	260,475
Commercial unfunded lending commitments (2)	2,032	122	5,277	5,399

	December 31, 2019
Financial assets
Loans	$950,093	$63,633	$914,597	$978,230
Loans held-for-sale	9,158	8,439	719	9,158
Financial liabilities
Deposits (1)	1,434,803	1,434,809	—	1,434,809
Long-term debt	240,856	247,376	1,149	248,525
Commercial unfunded lending commitments (2)	903	90	4,777	4,867
(1)    Includes demand deposits of $751.0 billion and $545.5 billion with no stated maturities at September 30, 2020 and December 31, 2019.
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
NOTE 17 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, Global Wealth & Investment Management, Global Banking and Global Markets, with the remaining operations recorded in All Other. For more information, see Note 24 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s 2019 Annual Report on Form 10-K. The following tables present net income (loss) and the associated components (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for the three and nine months ended September 30, 2020 and 2019, and total assets at September 30, 2020 and 2019 for each business segment, as well as All Other, including a reconciliation of the four business segments’ total revenue, net of interest expense, on an FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet.

Bank of America 98

Results of Business Segments and All Other

At and for the three months ended September 30	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2020	2019	2020	2019	2020	2019
Net interest income	$10,243	$12,335	$5,890	$7,031	$1,237	$1,609
Noninterest income	10,207	10,620	2,149	2,693	3,309	3,295
Total revenue, net of interest expense	20,450	22,955	8,039	9,724	4,546	4,904
Provision for credit losses	1,389	779	479	917	24	37
Noninterest expense	14,401	15,169	4,842	4,399	3,530	3,414
Income before income taxes	4,660	7,007	2,718	4,408	992	1,453
Income tax expense	(221)	1,230	666	1,080	243	356
Net income	$4,881	$5,777	$2,052	$3,328	$749	$1,097
Period-end total assets	$2,738,452	$2,426,330	$947,513	$788,814	$337,576	$288,332

	Global Banking		Global Markets		All Other
	2020	2019	2020	2019	2020	2019
Net interest income	$2,028	$2,617	$1,108	$1,016	$(20)	$62
Noninterest income	2,489	2,595	3,175	2,847	(915)	(810)
Total revenue, net of interest expense	4,517	5,212	4,283	3,863	(935)	(748)
Provision for credit losses	883	120	21	—	(18)	(295)
Noninterest expense	2,365	2,219	3,104	2,677	560	2,460
Income before income taxes	1,269	2,873	1,158	1,186	(1,477)	(2,913)
Income tax expense	343	776	301	338	(1,774)	(1,320)
Net income	$926	$2,097	$857	$848	$297	$(1,593)
Period-end total assets	$553,776	$452,642	$676,242	$689,029	$223,345	$207,513
(1)There were no material intersegment revenues.

Results of Business Segments and All Other

At and for the nine months ended September 30	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2020	2019	2020	2019	2020	2019
Net interest income	$33,493	$37,201	$18,743	$21,253	$4,186	$4,917
Noninterest income	32,322	32,144	6,277	7,820	9,721	9,708
Total revenue, net of interest expense	65,815	69,345	25,020	29,073	13,907	14,625
Provision for credit losses	11,267	2,649	5,761	2,838	349	63
Noninterest expense	41,286	41,661	14,071	13,178	10,593	10,302
Income before income taxes	13,262	25,035	5,188	13,057	2,965	4,260
Income tax expense	838	4,599	1,271	3,199	726	1,044
Net income	$12,424	$20,436	$3,917	$9,858	$2,239	$3,216
Period-end total assets	$2,738,452	$2,426,330	$947,513	$788,814	$337,576	$288,332

	Global Banking		Global Markets		All Other
	2020	2019	2020	2019	2020	2019
Net interest income	$7,003	$8,116	$3,558	$2,780	$3	$135
Noninterest income	7,205	7,226	11,301	9,409	(2,182)	(2,019)
Total revenue, net of interest expense	14,208	15,342	14,859	12,189	(2,179)	(1,884)
Provision for credit losses	4,849	356	233	(18)	75	(590)
Noninterest expense	6,910	6,697	8,598	8,109	1,114	3,375
Income before income taxes	2,449	8,289	6,028	4,098	(3,368)	(4,669)
Income tax expense	661	2,238	1,567	1,168	(3,387)	(3,050)
Net income	$1,788	$6,051	$4,461	$2,930	$19	$(1,619)
Period-end total assets	$553,776	$452,642	$676,242	$689,029	$223,345	$207,513
(1)There were no material intersegment revenues.

99 Bank of America

The tables below present noninterest income and the associated components for the three and nine months ended September 30, 2020 and 2019 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Three Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019	2020	2019
Fees and commissions:
Card income
Interchange fees	$1,172	$963	$840	$802	$10	$13
Other card income	396	502	381	487	11	12
Total card income	1,568	1,465	1,221	1,289	21	25
Service charges
Deposit-related fees	1,515	1,690	837	1,098	18	16
Lending-related fees	302	285	—	—	—	—
Total service charges	1,817	1,975	837	1,098	18	16
Investment and brokerage services
Asset management fees	2,740	2,597	37	36	2,706	2,571
Brokerage fees	883	897	31	38	399	430
Total investment and brokerage services	3,623	3,494	68	74	3,105	3,001
Investment banking fees
Underwriting income	1,239	740	—	—	93	89
Syndication fees	133	341	—	—	—	—
Financial advisory services	397	452	—	—	—	—
Total investment banking fees	1,769	1,533	—	—	93	89
Total fees and commissions	8,777	8,467	2,126	2,461	3,237	3,131
Market making and similar activities	1,689	2,118	—	1	13	27
Other income (loss)	(259)	35	23	231	59	137
Total noninterest income	$10,207	$10,620	$2,149	$2,693	$3,309	$3,295

	Global Banking		Global Markets		All Other (1)
	Three Months Ended September 30
	2020	2019	2020	2019	2020	2019
Fees and commissions:
Card income
Interchange fees	$153	$130	$169	$18	$—	$—
Other card income	3	3	—	—	1	—
Total card income	156	133	169	18	1	—
Service charges
Deposit-related fees	597	533	53	38	10	5
Lending-related fees	248	230	55	54	(1)	1
Total service charges	845	763	108	92	9	6
Investment and brokerage services
Asset management fees	—	—	—	—	(3)	(10)
Brokerage fees	15	9	440	419	(2)	1
Total investment and brokerage services	15	9	440	419	(5)	(9)
Investment banking fees
Underwriting income	536	312	644	382	(34)	(43)
Syndication fees	78	163	55	178	—	—
Financial advisory services	356	427	40	25	1	—
Total investment banking fees	970	902	739	585	(33)	(43)
Total fees and commissions	1,986	1,807	1,456	1,114	(28)	(46)
Market making and similar activities	16	85	1,726	1,580	(66)	425
Other income (loss)	487	703	(7)	153	(821)	(1,189)
Total noninterest income	$2,489	$2,595	$3,175	$2,847	$(915)	$(810)
(1)All Other includes eliminations of intercompany transactions.

Bank of America 100

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019	2020	2019
Fees and commissions:
Card income
Interchange fees	$2,794	$2,827	$2,129	$2,334	$26	$42
Other card income	1,295	1,459	1,255	1,420	30	31
Total card income	4,089	4,286	3,384	3,754	56	73
Service charges
Deposit-related fees	4,441	4,908	2,538	3,163	49	50
Lending-related fees	841	809	—	—	—	—
Total service charges	5,282	5,717	2,538	3,163	49	50
Investment and brokerage services
Asset management fees	7,905	7,591	108	108	7,811	7,510
Brokerage fees	2,898	2,733	96	115	1,270	1,295
Total investment and brokerage services	10,803	10,324	204	223	9,081	8,805
Investment banking fees
Underwriting income	3,610	2,198	—	—	292	296
Syndication fees	634	887	—	—	—	—
Financial advisory services	1,072	1,083	—	—	—	—
Total investment banking fees	5,316	4,168	—	—	292	296
Total fees and commissions	25,490	24,495	6,126	7,140	9,478	9,224
Market making and similar activities	6,983	7,267	2	5	52	90
Other income (loss)	(151)	382	149	675	191	394
Total noninterest income	$32,322	$32,144	$6,277	$7,820	$9,721	$9,708

	Global Banking		Global Markets		All Other (1)
	Nine Months Ended September 30
	2020	2019	2020	2019	2020	2019
Fees and commissions:
Card income
Interchange fees	$337	$390	$301	$61	$1	$—
Other card income	10	8	—	—	—	—
Total card income	347	398	301	61	1	—
Service charges
Deposit-related fees	1,694	1,557	134	120	26	18
Lending-related fees	685	668	156	141	—	—
Total service charges	2,379	2,225	290	261	26	18
Investment and brokerage services
Asset management fees	—	—	—	—	(14)	(27)
Brokerage fees	45	26	1,487	1,296	—	1
Total investment and brokerage services	45	26	1,487	1,296	(14)	(26)
Investment banking fees
Underwriting income	1,607	917	1,880	1,147	(169)	(162)
Syndication fees	357	427	277	461	—	(1)
Financial advisory services	948	984	123	99	1	—
Total investment banking fees	2,912	2,328	2,280	1,707	(168)	(163)
Total fees and commissions	5,683	4,977	4,358	3,325	(155)	(171)
Market making and similar activities	88	190	7,059	5,623	(218)	1,359
Other income (loss)	1,434	2,059	(116)	461	(1,809)	(3,207)
Total noninterest income	$7,205	$7,226	$11,301	$9,409	$(2,182)	$(2,019)
(1)All Other includes eliminations of intercompany transactions.

101 Bank of America

Business Segment Reconciliations

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2020	2019	2020	2019
Segments’ total revenue, net of interest expense	$21,385	$23,703	$67,994	$71,229
Adjustments (1):
ALM activities	(168)	(221)	425	(175)
Liquidating businesses, eliminations and other	(767)	(527)	(2,604)	(1,709)
FTE basis adjustment	(114)	(148)	(386)	(450)
Consolidated revenue, net of interest expense	$20,336	$22,807	$65,429	$68,895
Segments’ total net income	4,584	7,370	12,405	22,055
Adjustments, net-of-tax (1):
ALM activities	(127)	(158)	316	(112)
Liquidating businesses, eliminations and other	424	(1,435)	(297)	(1,507)
Consolidated net income	$4,881	$5,777	$12,424	$20,436

			September 30
			2020	2019
Segments’ total assets			$2,515,107	$2,218,817
Adjustments (1):
ALM activities, including securities portfolio			1,018,385	686,301
Elimination of segment asset allocations to match liabilities			(857,787)	(546,529)
Other			62,747	67,741
Consolidated total assets			$2,738,452	$2,426,330
(1)Adjustments include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

Bank of America 102

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

103 Bank of America

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
Return on Average Common Shareholders' Equity – Net income applicable to common shareholders divided by average common shareholders' equity.
Return on Average Shareholders' Equity – Net income divided by average shareholders' equity.

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
ARR	Alternative reference rates
AUM	Assets under management
AVM	Automated valuation model
BANA	Bank of America, National Association
BHC	Bank holding company
BofAS	BofA Securities, Inc.
BofASE	BofA Securities Europe SA
bps	basis points
CCAR	Comprehensive Capital Analysis and Review
CDO	Collateralized debt obligation
CECL	Current expected credit losses
CET1	Common equity tier 1
CFTC	Commodity Futures Trading Commission
CLTV	Combined loan-to-value
CVA	Credit valuation adjustment
DVA	Debit valuation adjustment
ECL	Expected credit losses
EPS	Earnings per common share
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FICC	Fixed income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FTE	Fully taxable-equivalent
FVA	Funding valuation adjustment
GAAP	Accounting principles generally accepted in the United States of America
GLS	Global Liquidity Sources
GNMA	Government National Mortgage Association
GSE	Government-sponsored enterprise
G-SIB	Global systemically important bank
GWIM	Global Wealth & Investment Management

HELOC	Home equity line of credit
HQLA	High Quality Liquid Assets
HTM	Held-to-maturity
IBOR	Interbank Offered Rates
IRLC	Interest rate lock commitment
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held-for-sale
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MLGWM	Merrill Lynch Global Wealth Management
MLI	Merrill Lynch International
MLPCC	Merrill Lynch Professional Clearing Corp
MLPF&S	Merrill Lynch, Pierce, Fenner & Smith Incorporated
MSA	Metropolitan Statistical Area
MSR	Mortgage servicing right
OCI	Other comprehensive income
OREO	Other real estate owned
PCA	Prompt Corrective Action
PPP	Paycheck Protection Program
RWA	Risk-weighted assets
SBA	Small Business Administration
SBLC	Standby letter of credit
SCB	Stress capital buffer
SEC	Securities and Exchange Commission
SLR	Supplementary leverage ratio
TDR	Troubled debt restructurings
TLAC	Total loss-absorbing capacity
VaR	Value-at-Risk
VIE	Variable interest entity

Bank of America 104

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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K) describes market, credit, geopolitical and business operations risk factors that could affect our businesses, results of operations or financial condition due to, among other things, “widespread health emergencies or pandemics.” On March 11, 2020, the World Health Organization declared the outbreak of a strain of novel coronavirus disease, COVID-19, a global pandemic. As conditions and circumstances related to the COVID-19 pandemic evolved subsequent to our 2019 Form 10-K filing, the Corporation disclosed a risk factor in its Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020 captioned “Coronavirus Disease 2019” to supplement the risk factors described in its 2019 Form 10-K. The following supplements the risk factors described in the Corporation’s 2019 Form 10-K and Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020.
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
The COVID-19 pandemic has resulted in authorities implementing numerous measures intended to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity, including closures. These measures have severely restricted economic activity, reduced economic output and resulted in a deterioration in economic conditions, globally and in the U.S. This has led to, among other things, high rates of unemployment and underemployment and caused volatility and disruptions in consumer spending and the global financial markets, including the energy and commodity markets. Although some of these restrictive measures have been eased in certain areas, many of the restrictive measures remain in place or have been reinstated, and in some cases additional restrictive measures are being or may need to be implemented. Businesses, market participants, our counterparties and clients, and the U.S. and global economy have been negatively impacted and may continue to be so for an extended period of time, as there remains significant uncertainty about the timing and strength of an economic recovery.
The negative economic conditions arising from the COVID-19 pandemic negatively impacted our financial results during the third quarter in various respects, including allowance for credit losses and noninterest expense. These negative economic conditions may have a continued adverse effect on our businesses and results of operations, which could include, but not be limited to: decreased demand for and use of our products and services; protracted periods of historically low interest rates; lower fees, including asset management fees; lower sales and trading revenue due to decreased market liquidity resulting from heightened volatility; increased noninterest expense, including operational losses; and increased credit losses due to our customers' and clients' inability to fulfill contractual obligations and deterioration in the financial condition of our consumer and commercial borrowers, which may vary by region, sector or industry, that may increase our provision for credit losses and net charge-offs. Our provision for credit losses and net charge-offs may also continue to be impacted by volatility in the energy and commodity markets. Additionally, our liquidity and/or regulatory capital could be adversely impacted by customers’ withdrawal of deposits, volatility and disruptions in the capital and credit markets, volatility in foreign exchange rates and customer draws on lines of credit. Continued adverse macroeconomic conditions caused by COVID-19 could also result in potential downgrades to our credit ratings, negative impacts to regulatory capital and liquidity and further restrictions on dividends and/or repurchases of our common stock, which could limit the capital we return to shareholders.
If we become unable to operate our business from remote locations including, for example, because of an internal or external failure of our information technology infrastructure, we experience increased rates of employee illness or unavailability, or governmental restrictions are placed on our employees or operations, this could also have an adverse effect on our business continuity status and result in disruption to our businesses. Additionally we rely on third parties who could experience adverse effects on their business continuity status and business interruptions, which could increase our risks and have an adverse impact on the Corporation's businesses. To the extent the COVID-19 pandemic continues to adversely affect the U.S. and/or global economy and/or adversely affects our businesses, results of operations or financial condition, it may also have the effect of increasing the likelihood and/or magnitude of other risks described in the section captioned “Risk Factors” in our 2019 Form 10-K or risks described in our other filings with the Securities and Exchange Commission.
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
We continue to closely monitor the COVID-19 pandemic and related risks as they evolve globally and in the U.S. The magnitude and duration of the current outbreak of COVID-19, the likelihood of further surges of COVID-19 cases, the timing and availability of effective medical treatments and vaccines, future actions taken by governmental authorities and/or other

105 Bank of America

third parties in response to the COVID-19 pandemic, and its future direct and indirect effects on the global economy and our businesses, results of operation and financial condition are highly uncertain. The COVID-19 pandemic may cause prolonged global or national recessionary economic conditions or longer lasting effects on economic conditions than currently exist, which could have a material adverse effect on our businesses, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents share repurchase activity for the three months ended September 30, 2020. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority Amounts
July 1 - 31, 2020	5	$23.70	—	$—
August 1 - 31, 2020	5,391	27.90	—	—
September 1 - 30, 2020	104	26.47	—	—
Three months ended September 30, 2020	5,500	27.87	—
(1)Includes 1.5 million shares of the Corporation’s common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)During the three months ended September 30, 2020, pursuant to the Board of Directors' authorization, the Corporation repurchased four million shares, or $114 million, of it's common stock solely to offset shares awarded under equity-based compensation plans. For more information, see Capital Management - CCAR and Capital Planning in the MD&A on page 23 and Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.
The Corporation did not have any unregistered sales of equity securities during the three months ended September 30, 2020.

Bank of America 106

Item 6. Exhibits

Exhibit No.	Description	Notes

3.1	Restated Certificate of Incorporation, as amended and in effect on the date hereof	1

3.2	Amended and Restated Bylaws of the Corporation as in effect on the date hereof	1

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

101.INS	Inline XBRL Instance Document	2

101.SCH	Inline XBRL Taxonomy Extension Schema Document	1

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	1

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	1

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	1

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1) Filed herewith.
(2) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation Registrant

Date:	October 30, 2020	/s/ Rudolf A. Bless
Rudolf A. Bless Chief Accounting Officer

107 Bank of America