Form 10-Q
period 2021-03-31
BANK OF AMERICA CORP /DE/
filed 2021-04-29
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
(704) 386-5681
Former name, former address and former fiscal year, if changed since last report:
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BAC	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrE	New York Stock Exchange
of Floating Rate Non-Cumulative Preferred Stock, Series E
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrB	New York Stock Exchange
of 6.000% Non-Cumulative Preferred Stock, Series GG
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrK	New York Stock Exchange
of 5.875% Non-Cumulative Preferred Stock, Series HH
7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L	BAC PrL	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrG	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 1

1 Bank of America

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrH	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 2
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrJ	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 4
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrL	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 5
Floating Rate Preferred Hybrid Income Term Securities of BAC Capital	BAC/PF	New York Stock Exchange
Trust XIII (and the guarantee related thereto)
5.63% Fixed to Floating Rate Preferred Hybrid Income Term Securities	BAC/PG	New York Stock Exchange
of BAC Capital Trust XIV (and the guarantee related thereto)
Income Capital Obligation Notes initially due December 15, 2066 of	MER PrK	New York Stock Exchange
Bank of America Corporation
Senior Medium-Term Notes, Series A, Step Up Callable Notes, due	BAC/31B	New York Stock Exchange
November 28, 2031 of BofA Finance LLC (and the guarantee
of the Registrant with respect thereto)
Depositary Shares, each representing a 1/1,000th interest in a share of	BAC PrM	New York Stock Exchange
5.375% Non-Cumulative Preferred Stock, Series KK
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrN	New York Stock Exchange
of 5.000% Non-Cumulative Preferred Stock, Series LL
Depositary Shares, each representing a 1/1,000th interest in a share of	BAC PrO	New York Stock Exchange
4.375% Non-Cumulative Preferred Stock, Series NN
Depositary Shares, each representing a 1/1,000th interest in a share of	BAC PrP	New York Stock Exchange
4.125% Non-Cumulative Preferred Stock, Series PP
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
Yes ☐ No ☑
On April 28, 2021, there were 8,569,317,603 shares of Bank of America Corporation Common Stock outstanding.

Bank of America 2

Bank of America Corporation and Subsidiaries
March 31, 2021
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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of the Corporation’s 2020 Annual Report on Form 10-K and in any of the Corporation’s subsequent Securities and Exchange Commission filings: the Corporation’s potential judgments, damages, penalties, fines and reputational damage resulting from pending or future litigation and regulatory investigations, proceedings and enforcement actions, including as a result of our participation in and execution of government programs related to the Coronavirus Disease 2019 (COVID-19) pandemic; the possibility that the Corporation's future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, and regulatory and government actions; the possibility that the Corporation could face increased claims from one or more parties involved in mortgage securitizations; the Corporation's ability to resolve representations and warranties repurchase and related claims; the risks related to the discontinuation of the London Interbank Offered Rate and other reference rates, including increased expenses and litigation and the effectiveness of hedging strategies; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates, inflation, currency exchange rates, economic conditions, trade policies and tensions, including tariffs, and potential geopolitical instability; the impact of the interest rate environment on the Corporation’s business, financial condition and results of operations; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties; the Corporation’s concentration of credit risk; the Corporation's ability to achieve its expense targets and expectations regarding revenue, net interest income, provision for credit losses, net charge-offs, effective tax rate, loan growth or other projections; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements, stress capital buffer requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of changes in or interpretations of income tax laws and regulations; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including, but not limited to, recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards, derivatives regulations and the Coronavirus Aid, Relief, and Economic Security Act and any similar or related rules and regulations; a failure or disruption in or breach of the Corporation’s operational or security systems or infrastructure, or those of third parties, including as a result of cyber-attacks or campaigns; the impact on the Corporation’s business, financial condition and results of operations from the United Kingdom's exit from the European Union; the impact of climate change; the impact of any future federal government shutdown and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary or regulatory policy; the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the COVID-19 pandemic and its impact on the U.S. and/or global financial market conditions and our business, results of operations, financial condition and prospects; the impact of natural disasters, extreme weather events, military conflict, terrorism or other geopolitical events; and other matters.
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

Bank of America 2

Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At March 31, 2021, the Corporation had $3.0 trillion in assets and a headcount of approximately 212,000 employees.
As of March 31, 2021, we served clients through operations across the U.S., its territories and approximately 35 countries. Our retail banking footprint covers all major markets in the U.S., and we serve approximately 66 million consumer and small business clients with approximately 4,300 retail financial centers, approximately 17,000 ATMs, and leading digital banking platforms (www.bankofamerica.com) with approximately 40 million active users, including approximately 31 million active mobile users. We offer industry-leading support to approximately three million small business households. Our GWIM businesses, with client balances of $3.5 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
Recent Developments
Capital Management
On March 19, 2021, the Board of Governors of the Federal Reserve System (Federal Reserve), the Federal Deposit Insurance Corporation (FDIC), and the Office of the Comptroller of the Currency (OCC, and together with the Federal Reserve and the FDIC, the U.S. banking regulators) announced that the temporary change to the supplementary leverage ratio (SLR) for BHCs and depository institutions issued in 2020 would expire as scheduled after March 31, 2021. While the temporary relief automatically applied to the Corporation, the Corporation’s lead depository institution, Bank of America, N.A., did not opt to take advantage of the SLR relief offered by the OCC. At March 31, 2021, the Corporation’s SLR was 7.0 percent. Excluding the temporary relief, the SLR would have been approximately 6.1 percent, which is 1.1 percent, or $35 billion, in excess of the 5.0 percent required by the Federal Reserve.
Due to uncertainty resulting from the Coronavirus Disease 2019 (COVID-19) pandemic (the pandemic), the Federal Reserve required large banks to suspend share repurchase programs during the second half of 2020, except for repurchases to offset shares awarded under equity-based compensation plans, and to limit common stock dividends to existing rates that did not exceed the average of the last four quarters’ net income. In December 2020, the Federal Reserve announced that beginning in the first quarter of 2021, large banks would be permitted to pay common stock dividends at existing rates and to repurchase shares in an amount that, when combined with dividends paid, did not exceed the average of the last four quarters’ net income. Pursuant to the authorization of the Board of Directors (the Board), during the first quarter of 2021, we repurchased $3.5 billion of common stock, including repurchases to offset shares awarded under equity-based compensation plans during the period. This authorization equaled the maximum amount allowed by the Federal Reserve for the period.
On March 25, 2021, the Federal Reserve announced that the restrictions on common stock dividends and share repurchases currently in place will end for most banks after June 30, 2021, following the completion of 2021 supervisory stress tests. Banks, including the Corporation, with capital levels above those required by the stress tests will no longer be subject to the additional restrictions as of July 1, 2021, and will be subject to the normal restrictions under the Federal Reserve’s stress capital buffer (SCB) framework.
On April 15, 2021, the Corporation announced that the Board authorized the repurchase of up to $25 billion of common stock over time. The Board also authorized repurchases to offset shares awarded under equity-based compensation plans. For the second quarter of 2021, the Corporation’s repurchase plans will be consistent with the Federal Reserve’s guidance that common stock repurchases and common stock dividends, when combined, should be limited to the average of the last four quarters’ net income. Following the expiration of the Federal Reserve's restrictions, the Corporation expects to return additional capital to shareholders through repurchases and dividends pursuant to the Board's authorizations.
On April 22, 2021, the Board declared a quarterly common stock dividend of $0.18 per share, payable on June 25, 2021 to shareholders of record as of June 4, 2021.
For more information on our capital resources and regulatory developments, see Capital Management on page 18.
COVID-19 Pandemic
The Corporation has been, and may continue to be, impacted by the pandemic. In recent months, COVID-19 vaccination rates have been increasing and restrictive measures have eased in certain areas. However, uncertainty remains about the duration of the pandemic and the timing and strength of the global economy’s recovery. To address the economic impact of the pandemic in the U.S., multiple stimulus packages have been enacted to provide economic relief to individuals and businesses, including the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which established the Small Business Administration (SBA) Paycheck Protection Program (PPP), and the American Rescue Plan Act of 2021 enacted in March 2021.
As the pandemic evolves, we continue to evaluate protocols and processes in place to execute our business continuity plans and help promote the health and safety of our employees. We also continue to support the communities we serve by engaging in various initiatives to help those affected by COVID-19.
Additionally, we continue to support our clients by providing assistance through various measures to those affected by the pandemic, including by originating PPP loans. As of March 31, 2021, we had approximately 278,000 PPP loans outstanding with a carrying value of $21.1 billion, which were recorded in the Consumer, GWIM and Global Banking segments. Since the PPP’s inception through April 22, 2021, we have received $12.1 billion in repayment from the SBA. Additionally, we have originated $8.7 billion in PPP loans year to date through April 22, 2021.
Although the macroeconomic and public health outlooks improved in the U.S. during the first quarter of 2021, the future

3 Bank of America

direct and indirect impact of the pandemic on our businesses, results of operations and financial condition remains uncertain. Should current economic conditions deteriorate or if the pandemic worsens, including as the result of the spread of the more easily communicable variants of COVID-19, this macroeconomic environment could have an adverse effect on our businesses and results of operations and could adversely affect our financial condition.
For more information on the pandemic, see Executive Summary – Recent Developments – COVID-19 Pandemic in the MD&A and Item 1A. Risk Factors – Coronavirus Disease of the Corporation’s 2020 Annual Report on Form 10-K.
LIBOR and Other Benchmark Rates
Following the 2017 announcement by the U.K.’s Financial Conduct Authority (FCA) that it would no longer compel participating banks to submit rates for the London Interbank Offered Rate (LIBOR) after 2021, regulators, trade associations and financial industry working groups have identified recommended replacement rates for LIBOR, as well as other Interbank Offered Rates (IBORs), and have published recommended conventions to allow new and existing products to incorporate fallbacks or that reference these Alternative Reference Rates (ARRs). In March 2021, the FCA, which regulates LIBOR, announced the dates for the cessation of all LIBOR benchmark settings currently published by the ICE Benchmark Administration. The FCA confirmed that publication of all Euro and Swiss Franc LIBOR settings and most British Pound Sterling and Japanese Yen LIBOR settings will cease or become no longer representative of the underlying market the rates seek to measure (i.e., non-representative) immediately after December 31, 2021, and most U.S. Dollar LIBOR settings will become non-representative immediately after June 30, 2023.
The Corporation continues to execute its enterprise-wide IBOR transition program. As part of this transition program, in March 2021, the Corporation ceased offering adjustable-rate mortgages linked to LIBOR and began offering Secured Overnight Financing Rate (SOFR)-linked adjustable-rate consumer mortgages. On April 1, 2021, the Corporation ceased the initiation of new GBP LIBOR-linked loans, bonds, securitizations and linear derivatives that expire after the end of 2021, subject to certain exceptions. Additionally, in April 2021, the Corporation issued a $1 billion six-month floating-rate bank note referencing the one-month Bloomberg Short-Term Bank Yield Index to multiple investors. The Corporation continues to update its operational models, systems, processes and internal infrastructure.
The Corporation also continues to work towards meeting the regulatory and industry-wide recommended milestones on cessation of LIBOR; however, the market and client replacement of IBORs and adoption of ARRs continue to evolve and, as a result, could impact the ability of market participants and the Corporation to transition activity across or within categories of contracts, products, services and markets. Accordingly, the Corporation continues to monitor a variety of market scenarios as part of its transition efforts, including risks associated with insufficient preparation by individual market participants or the overall market ecosystem, ability of market participants to meet regulatory and industry-wide recommended milestones, development and adoption of SOFR, credit-sensitive and other rates, access and demand by clients and market participants to liquidity in certain products, including LIBOR products, and IBOR continuity beyond December 2021. Furthermore, U.S. and U.K. banking regulators have stated that they expect to increase regulatory scrutiny and intensify supervisory focus of financial institution LIBOR transition plans, preparations and readiness.
For more information on the expected replacement of LIBOR and other benchmark rates, see Executive Summary – Recent Developments – LIBOR and Other Benchmark Rates in the MD&A and Item 1A. Risk Factors – Other of the Corporation’s 2020 Annual Report on Form 10-K.
Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data

	Three Months Ended March 31
(Dollars in millions, except per share information)	2021	2020
Income statement
Net interest income	$10,197	$12,130
Noninterest income	12,624	10,637
Total revenue, net of interest expense	22,821	22,767
Provision for credit losses	(1,860)	4,761
Noninterest expense	15,515	13,475
Income before income taxes	9,166	4,531
Income tax expense	1,116	521
Net income	8,050	4,010
Preferred stock dividends	490	469
Net income applicable to common shareholders	$7,560	$3,541

Per common share information
Earnings	$0.87	$0.40
Diluted earnings	0.86	0.40
Dividends paid	0.18	0.18
Performance ratios
Return on average assets (1)	1.13%	0.65%
Return on average common shareholders’ equity (1)	12.28	5.91
Return on average tangible common shareholders’ equity (2)	17.08	8.32
Efficiency ratio (1)	67.98	59.19
	March 31 2021	December 31 2020

Balance sheet
Total loans and leases	$903,088	$927,861
Total assets	2,969,992	2,819,627
Total deposits	1,884,938	1,795,480
Total liabilities	2,695,992	2,546,703
Total common shareholders’ equity	249,681	248,414
Total shareholders’ equity	274,000	272,924
(1)For definitions, see Key Metrics on page 91.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most closely related financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 43.
Net income was $8.1 billion, or $0.86 per diluted share, for the three months ended March 31, 2021 compared to $4.0 billion, or $0.40 per diluted share, for the same period in 2020. The increase in net income was primarily due to improvement in the provision for credit losses and higher noninterest income, partially offset by higher noninterest expense and lower net interest income.
Total assets increased $150.4 billion from December 31, 2020 to $3.0 trillion primarily driven by an increase in debt securities due to cash deployed from continued deposit inflows, as well as higher trading account assets driven by an increase in inventory in Global Markets, partially offset by a decrease in loans and leases due to continued paydowns.
Total liabilities increased $149.3 billion from December 31, 2020 to $2.7 trillion primarily driven by an increase in deposits due to additional government stimulus measures as well as seasonally higher deposits, an increase in trading account liabilities resulting from higher levels of short positions in Global

Bank of America 4

Markets and higher federal funds purchased and securities loaned or sold under agreements to repurchase driven by client activity in Global Markets.
Shareholders’ equity increased $1.1 billion from December 31, 2020 primarily due to net income and issuance of preferred stock, partially offset by returns of capital to shareholders through common stock repurchases and common and preferred stock dividends, as well as market value decreases on derivatives and debt securities.
Net Interest Income
Net interest income decreased $1.9 billion to $10.2 billion for the three months ended March 31, 2021 compared to the same period in 2020. Net interest yield on a fully taxable-equivalent (FTE) basis decreased 65 basis points (bps) to 1.68 percent. The decrease in net interest income was primarily driven by lower interest rates and loan balances, partially offset by the deployment of excess cash into debt securities. For more information on net interest yield and the FTE basis, see Supplemental Financial Data on page 6, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 41.
Noninterest Income

Table 2	Noninterest Income

		Three Months Ended March 31
(Dollars in millions)		2021	2020
Fees and commissions:
Card income		$1,435	$1,272
Service charges		1,792	1,903
Investment and brokerage services		4,063	3,758
Investment banking fees		2,246	1,388
Total fees and commissions		9,536	8,321
Market making and similar activities		3,529	2,807
Other income		(441)	(491)
Total noninterest income		$12,624	$10,637
Noninterest income increased $2.0 billion to $12.6 billion for the three months ended March 31, 2021 compared to the same period in 2020. The following highlights the significant changes.
●    Card income increased $163 million primarily driven by increased client activity, merchant services and higher income related to the processing of unemployment insurance.
●    Service charges decreased $111 million primarily due to higher deposit balances driven by additional government stimulus measures.
●    Investment and brokerage services income increased $305 million primarily driven by higher market valuations and higher assets under management (AUM) flows, partially offset by declines in AUM pricing.
●    Investment banking fees increased $858 million primarily driven by higher equity issuance and advisory fees.
●    Market making and similar activities increased $722 million primarily due to strong trading performance in credit, mortgage and municipal products, and gains in commodities from market volatility driven by a weather-related event, partially offset by reduced activity in other macro products. In addition, the prior-year period included market-related write-downs due to the pandemic.
Provision for Credit Losses
The provision for credit losses improved $6.6 billion to a benefit of $1.9 billion for the three months ended March 31, 2021 compared to the same period in 2020, primarily driven by improvement in the macroeconomic outlook and lower loan balances. For more information on the provision for credit losses, see Allowance for Credit Losses on page 38.
Noninterest Expense

Table 3	Noninterest Expense

		Three Months Ended March 31

(Dollars in millions)		2021	2020
Compensation and benefits		$9,736	$8,341
Occupancy and equipment		1,830	1,702
Information processing and communications		1,425	1,209
Product delivery and transaction related		977	777
Marketing		371	438
Professional fees		403	375
Other general operating		773	633
Total noninterest expense		$15,515	$13,475
Noninterest expense increased $2.0 billion to $15.5 billion for the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily due to elevated net COVID-19 costs, acceleration of expenses due to incentive compensation award changes, an impairment charge for real estate rationalization, higher revenue-related expenses and higher severance costs.
Income Tax Expense

Table 4	Income Tax Expense

		Three Months Ended March 31

(Dollars in millions)		2021	2020
Income before income taxes		$9,166	$4,531
Income tax expense		1,116	521
Effective tax rate		12.2%	11.5%
The effective tax rates for the three months ended March 31, 2021 and March 31, 2020 were primarily driven by recurring tax preference benefits that mainly consist of tax credits from environmental, social and governance (ESG) investments in affordable housing and renewable energy. Excluding tax credits related to our ESG investment activity, our effective tax rate would have been 23 percent for the first quarter of 2021.

5 Bank of America

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
The aforementioned supplemental data and performance measures are presented in Table 5.
For more information on the reconciliation of these non-GAAP financial measures to the corresponding GAAP financial measures, see Non-GAAP Reconciliations on page 43.
Key Performance Indicators
We present certain key financial and nonfinancial performance indicators (key performance indicators) that management uses when assessing our consolidated and/or segment results. We believe they are useful to investors because they provide additional information about our underlying operational performance and trends. These key performance indicators (KPIs) may not be defined or calculated in the same way as similar KPIs used by other companies. For information on how these metrics are defined, see Key Metrics on page 91.
Our consolidated key performance indicators, which include various equity and credit metrics, are presented in Table 1 on page 4 and/or Table 5 on page 7.
For information on key segment performance metrics, see Business Segment Operations on page 9.

Bank of America 6

Table 5	Selected Quarterly Financial Data

	2021 Quarter	2020 Quarters
(In millions, except per share information)	First	Fourth	Third	Second	First
Income statement
Net interest income	$10,197	$10,253	$10,129	$10,848	$12,130
Noninterest income	12,624	9,846	10,207	11,478	10,637
Total revenue, net of interest expense	22,821	20,099	20,336	22,326	22,767
Provision for credit losses	(1,860)	53	1,389	5,117	4,761
Noninterest expense	15,515	13,927	14,401	13,410	13,475
Income before income taxes	9,166	6,119	4,546	3,799	4,531
Income tax expense	1,116	649	(335)	266	521
Net income	8,050	5,470	4,881	3,533	4,010
Net income applicable to common shareholders	7,560	5,208	4,440	3,284	3,541
Average common shares issued and outstanding	8,700.1	8,724.9	8,732.9	8,739.9	8,815.6
Average diluted common shares issued and outstanding	8,755.6	8,785.0	8,777.5	8,768.1	8,862.7
Performance ratios
Return on average assets (1)	1.13%	0.78%	0.71%	0.53%	0.65%
Four-quarter trailing return on average assets (2)	0.79	0.67	0.75	0.81	0.99
Return on average common shareholders’ equity (1)	12.28	8.39	7.24	5.44	5.91
Return on average tangible common shareholders’ equity (3)	17.08	11.73	10.16	7.63	8.32
Return on average shareholders’ equity (1)	11.91	8.03	7.26	5.34	6.10
Return on average tangible shareholders’ equity (3)	16.01	10.84	9.84	7.23	8.29
Total ending equity to total ending assets	9.23	9.68	9.82	9.69	10.11
Total average equity to total average assets	9.52	9.71	9.76	9.85	10.60
Dividend payout	20.68	30.11	35.36	47.87	44.57
Per common share data
Earnings	$0.87	$0.60	$0.51	$0.38	$0.40
Diluted earnings	0.86	0.59	0.51	0.37	0.40
Dividends paid	0.18	0.18	0.18	0.18	0.18
Book value (1)	29.07	28.72	28.33	27.96	27.84
Tangible book value (3)	20.90	20.60	20.23	19.90	19.79
Market capitalization	$332,337	$262,206	$208,656	$205,772	$184,181
Average balance sheet
Total loans and leases	$907,723	$934,798	$974,018	$1,031,387	$990,283
Total assets	2,879,221	2,791,874	2,739,684	2,704,186	2,494,928
Total deposits	1,805,747	1,737,139	1,695,488	1,658,197	1,439,336
Long-term debt	220,836	225,423	224,254	221,167	210,816
Common shareholders’ equity	249,648	246,840	243,896	242,889	241,078
Total shareholders’ equity	274,047	271,020	267,323	266,316	264,534
Asset quality
Allowance for credit losses (4)	$17,997	$20,680	$21,506	$21,091	$17,126
Nonperforming loans, leases and foreclosed properties (5)	5,299	5,116	4,730	4,611	4,331
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.80%	2.04%	2.07%	1.96%	1.51%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	313	380	431	441	389
Net charge-offs	$823	$881	$972	$1,146	$1,122
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.37%	0.38%	0.40%	0.45%	0.46%
Capital ratios at period end (6)
Common equity tier 1 capital	11.8%	11.9%	11.9%	11.4%	10.8%
Tier 1 capital	13.3	13.5	13.5	12.9	12.3
Total capital	15.6	16.1	16.1	14.8	14.6
Tier 1 leverage	7.2	7.4	7.4	7.4	7.9
Supplementary leverage ratio	7.0	7.2	6.9	7.1	6.4
Tangible equity (3)	7.0	7.4	7.4	7.3	7.7
Tangible common equity (3)	6.2	6.5	6.6	6.5	6.7
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets	26.8%	27.4%	26.9%	26.0%	24.6%
Total loss-absorbing capacity to supplementary leverage exposure	14.1	14.5	13.7	14.2	12.8
Eligible long-term debt to risk-weighted assets	13.0	13.3	12.9	12.4	11.6
Eligible long-term debt to supplementary leverage exposure	6.8	7.1	6.6	6.7	6.1
(1)For definitions, see Key Metrics on page 91.
(2)Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.
(3)Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 6 and Non-GAAP Reconciliations on page 43.
(4)Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.
(5)Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 31 and corresponding Table 24 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 35 and corresponding Table 31.
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 18.

7 Bank of America

Table 6	Quarterly Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	First Quarter 2021			First Quarter 2020
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$278,098	$29	0.04%	$130,282	$268	0.83%
Time deposits placed and other short-term investments	8,742	4	0.18	10,894	30	1.11
Federal funds sold and securities borrowed or purchased under agreements to resell	249,985	(7)	(0.01)	278,794	819	1.18
Trading account assets	145,089	885	2.47	156,685	1,266	3.25
Debt securities	788,638	2,745	1.41	465,215	2,868	2.49
Loans and leases (2)
Residential mortgage	219,005	1,529	2.80	239,994	1,987	3.31
Home equity	33,634	281	3.38	40,040	421	4.22
Credit card	74,165	1,947	10.65	94,471	2,464	10.49
Direct/Indirect and other consumer (3)	91,430	559	2.48	90,954	746	3.30
Total consumer	418,234	4,316	4.17	465,459	5,618	4.85
U.S. commercial (4)	322,010	2,051	2.58	330,420	2,910	3.54
Non-U.S. commercial (4)	90,904	409	1.83	111,388	738	2.66
Commercial real estate (5)	59,736	365	2.48	63,418	583	3.70
Commercial lease financing	16,839	132	3.15	19,598	161	3.29
Total commercial	489,489	2,957	2.45	524,824	4,392	3.36
Total loans and leases	907,723	7,273	3.24	990,283	10,010	4.06
Other earning assets	103,650	577	2.26	87,876	981	4.49
Total earning assets	2,481,925	11,506	1.87	2,120,029	16,242	3.08
Cash and due from banks	33,925			27,997
Other assets, less allowance for loan and lease losses	363,371			346,902
Total assets	$2,879,221			$2,494,928
Interest-bearing liabilities
U.S. interest-bearing deposits
Savings	$67,588	$2	0.01%	$50,600	$1	0.01%
Demand and money market deposit accounts	889,793	77	0.04	770,474	653	0.34
Consumer CDs and IRAs	38,207	26	0.28	53,363	151	1.14
Negotiable CDs, public funds and other deposits	52,780	23	0.18	67,985	209	1.23
Total U.S. interest-bearing deposits	1,048,368	128	0.05	942,422	1,014	0.43
Non-U.S. interest-bearing deposits
Banks located in non-U.S. countries	1,030	—	0.12	1,904	3	0.60
Governments and official institutions	199	—	—	161	—	0.05
Time, savings and other	80,737	5	0.02	75,625	167	0.89
Total non-U.S. interest-bearing deposits	81,966	5	0.02	77,690	170	0.88
Total interest-bearing deposits	1,130,334	133	0.05	1,020,112	1,184	0.47
Federal funds purchased, securities loaned or sold under agreements to repurchase, short-term borrowings and other interest-bearing liabilities	293,236	(79)	(0.11)	304,503	1,120	1.48
Trading account liabilities	42,923	246	2.32	48,142	329	2.75
Long-term debt	220,836	898	1.65	210,816	1,335	2.54
Total interest-bearing liabilities	1,687,329	1,198	0.29	1,583,573	3,968	1.01
Noninterest-bearing sources
Noninterest-bearing deposits	675,413			419,224
Other liabilities (6)	242,432			227,597
Shareholders’ equity	274,047			264,534
Total liabilities and shareholders’ equity	$2,879,221			$2,494,928
Net interest spread			1.58%			2.07%
Impact of noninterest-bearing sources			0.10			0.26
Net interest income/yield on earning assets (7)		$10,308	1.68%		$12,274	2.33%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 41.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes non-U.S. consumer loans of $3.0 billion and $2.9 billion for the first quarter of 2021 and 2020.
(4)Certain prior-period amounts have been reclassified to conform to current-period presentation.
(5)Includes U.S. commercial real estate loans of $56.6 billion and $59.6 billion, and non-U.S. commercial real estate loans of $3.1 billion and $3.8 billion for the first quarter of 2021 and 2020.
(6)Includes $31.3 billion and $35.7 billion of structured notes and liabilities for the first quarter of 2021 and 2020.
(7)Net interest income includes FTE adjustments of $111 million and $144 million for the first quarter of 2021 and 2020.

Bank of America 8

Business Segment Operations
Segment Description and Basis of Presentation
We report our results of operations through four business segments: Consumer Banking, GWIM, Global Banking and Global Markets, with the remaining operations recorded in All Other. We manage our segments and report their results on an FTE basis. For more information, see Business Segment Operations in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
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
Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
	Three Months Ended March 31
(Dollars in millions)	2021	2020	2021	2020	2021	2020	% Change
Net interest income	$3,278	$3,948	$2,642	$2,914	$5,920	$6,862	(14)%
Noninterest income:
Card income	(5)	(8)	1,194	1,118	1,189	1,110	7
Service charges	830	995	1	—	831	995	(16)
All other income	73	97	56	65	129	162	(20)
Total noninterest income	898	1,084	1,251	1,183	2,149	2,267	(5)
Total revenue, net of interest expense	4,176	5,032	3,893	4,097	8,069	9,129	(12)

Provision for credit losses	74	115	(691)	2,143	(617)	2,258	(127)
Noninterest expense	3,209	2,725	1,922	1,771	5,131	4,496	14
Income before income taxes	893	2,192	2,662	183	3,555	2,375	50
Income tax expense	219	537	652	45	871	582	50
Net income	$674	$1,655	$2,010	$138	$2,684	$1,793	50

Effective tax rate (1)					24.5%	24.5%

Net interest yield	1.46%	2.17%	3.74%	3.76%	2.51	3.57
Return on average allocated capital	23	55	31	2	28	19
Efficiency ratio	76.87	54.14	49.34	43.23	63.59	49.24

Balance Sheet
	Three Months Ended March 31
Average	2021	2020	2021	2020	2021	2020	% Change
Total loans and leases	$4,607	$5,435	$286,284	$311,511	$290,891	$316,946	(8)%
Total earning assets (2)	912,135	731,928	286,720	312,127	957,112	773,635	24
Total assets (2)	950,803	764,117	290,709	317,580	999,769	811,277	23
Total deposits	917,319	731,277	6,818	5,392	924,137	736,669	25
Allocated capital	12,000	12,000	26,500	26,500	38,500	38,500	—

Period end	March 31 2021	December 31 2020	March 31 2021	December 31 2020	March 31 2021	December 31 2020	% Change
Total loans and leases	$4,490	$4,673	$278,445	$295,261	$282,935	$299,934	(6)%
Total earning assets (2)	960,132	899,951	278,984	295,627	1,004,896	945,343	6
Total assets (2)	997,601	939,629	284,032	299,185	1,047,413	988,580	6
Total deposits	964,406	906,092	7,303	6,560	971,709	912,652	6
(1)Estimated at the segment level only.
(2)In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.

9 Bank of America

Consumer Banking, comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. For more information about Consumer Banking, see Business Segment Operations in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
Consumer Banking Results
Net income for Consumer Banking increased $891 million to $2.7 billion during the three months ended March 31, 2021 compared to the same period in 2020 primarily due to an improvement in the provision for credit losses, partially offset by lower revenue and higher noninterest expense. Net interest income decreased $942 million to $5.9 billion primarily due to lower interest rates and loan balances, partially offset by the benefit of higher deposit balances. Noninterest income decreased $118 million to $2.1 billion driven by a decline in service charges primarily due to higher deposit balances and lower other income due to the allocation of asset and liability management (ALM) results, partially offset by higher card income due to increased client activity.
The provision for credit losses improved $2.9 billion to a benefit of $617 million primarily due to a reserve release, as the macroeconomic outlook improved and our credit quality remained strong. Noninterest expense increased $635 million to $5.1 billion primarily driven by an impairment charge of $240 million for real estate rationalization, incremental expense to support customers and employees during the pandemic, the cost of increased client activity and continued investments for business growth, including the merchant services platform.
The return on average allocated capital was 28 percent, up from 19 percent, driven by higher net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 9.

Deposits
Net income for Deposits decreased $1.0 billion to $674 million primarily driven by lower revenue and higher noninterest expense. Net interest income declined $670 million to $3.3 billion primarily due to lower interest rates, partially offset by the benefit of growth in deposits. Noninterest income decreased $186 million to $898 million primarily driven by lower service charges due to higher deposit balances, as well as lower other income due to the allocation of ALM results.
The provision for credit losses decreased $41 million to $74 million due to an improved macroeconomic outlook. Noninterest expense increased $484 million to $3.2 billion driven by an impairment charge for real estate rationalization, continued investments in the business and incremental expense to support customers and employees during the pandemic.
Average deposits increased $186.0 billion to $917.3 billion driven by strong organic growth and additional government stimulus measures of $112.1 billion in checking and time deposits and $73.1 billion in traditional savings and money market savings.
The table below provides key performance indicators for Deposits. Management uses these metrics, and we believe they are useful to investors because they provide additional information to evaluate our deposit profitability and digital/mobile trends.

Key Statistics – Deposits

	Three Months Ended March 31
	2021	2020
Total deposit spreads (excludes noninterest costs) (1)	1.73%	2.17%

Period End
Consumer investment assets (in millions) (2)	$324,479	$212,227
Active digital banking users (units in thousands) (3)	40,286	39,075
Active mobile banking users (units in thousands) (4)	31,487	29,820
Financial centers	4,324	4,297
ATMs	16,905	16,855
(1)Includes deposits held in Consumer Lending.
(2)Includes client brokerage assets, deposit sweep balances and AUM in Consumer Banking.
(3)Active digital banking users represents mobile and/or online active users at period end.
(4)Active mobile banking users represents mobile active users at period end.

Bank of America 10

Consumer investment assets increased $112.3 billion to $324.5 billion driven by market performance and client flows. Active mobile banking users increased approximately two million reflecting continuing changes in our customers’ banking preferences. We had a net increase of 27 financial centers as we continue to optimize our consumer banking network.
Consumer Lending
Net income for Consumer Lending was $2.0 billion, an increase of $1.9 billion, primarily due to improvement in the provision for credit losses. Net interest income declined $272 million to $2.6 billion primarily due to lower interest rates and loan balances. Noninterest income increased $68 million to $1.3 billion primarily driven by higher card income due to increased client activity.
The provision for credit losses improved $2.8 billion to a benefit of $691 million primarily due to a reserve release, as the macroeconomic outlook improved and our credit quality remained strong. Noninterest expense increased $151 million to $1.9 billion primarily driven by investments in the business and incremental expense to support customers and employees during the pandemic.
Average loans decreased $25.2 billion to $286.3 billion primarily driven by a decline in credit cards and residential mortgage. In addition, the prior-year period excluded PPP loans, which we began originating in the second quarter of 2020.
The table below provides key performance indicators for Consumer Lending. Management uses these metrics, and we believe they are useful to investors because they provide additional information about loan growth and profitability.

Key Statistics – Consumer Lending

	Three Months Ended March 31
(Dollars in millions)	2021	2020
Total credit card (1)
Gross interest yield (2)	10.52%	10.49%
Risk-adjusted margin (3)	9.29	7.94
New accounts (in thousands)	674	1,055
Purchase volumes	$64,591	$64,379
Debit card purchase volumes	$107,907	$88,588
(1)Includes GWIM's credit card portfolio.
(2)Calculated as the effective annual percentage rate divided by average loans.
(3)Calculated as the difference between total revenue, net of interest expense, and net credit losses divided by average loans.

During the three months ended March 31, 2021, the total risk-adjusted margin increased 135 bps compared to the same period in 2020, primarily driven by higher net interest margin and fee income. Total credit card purchase volumes increased $212 million to $64.6 billion as spending began to recover, with improvements in retail, warehouse and services, while travel remained suppressed. Debit card purchase volumes increased $19.3 billion to $107.9 billion due to the impacts of government stimulus measures, tax refunds and continued retail growth from the pandemic recovery.

Key Statistics – Residential Mortgage Loan Production (1)

	Three Months Ended March 31
(Dollars in millions)	2021	2020
Consumer Banking:
First mortgage	$9,182	$12,881
Home equity	410	2,641
Total (2):
First mortgage	$15,233	$18,938
Home equity	503	3,024
(1)The loan production amounts represent the unpaid principal balance of loans and, in the case of home equity, the principal amount of the total line of credit.
(2)In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations for both Consumer Banking and the total Corporation decreased $3.7 billion during the three months ended March 31, 2021 compared to the same period in 2020 primarily driven by lower demand.
Home equity production in Consumer Banking and for the total Corporation decreased $2.2 billion and $2.5 billion, primarily driven by a decline in originations.

11 Bank of America

Global Wealth & Investment Management

	Three Months Ended March 31
(Dollars in millions)	2021	2020	% Change
Net interest income	$1,331	$1,571	(15)%
Noninterest income:
Investment and brokerage services	3,391	3,122	9
All other income	249	243	2
Total noninterest income	3,640	3,365	8
Total revenue, net of interest expense	4,971	4,936	1

Provision for credit losses	(65)	189	(134)
Noninterest expense	3,869	3,606	7
Income before income taxes	1,167	1,141	2
Income tax expense	286	280	2
Net income	$881	$861	2

Effective tax rate	24.5%	24.5%

Net interest yield	1.50	2.17
Return on average allocated capital	22	23
Efficiency ratio	77.85	73.06

Balance Sheet
	Three Months Ended March 31
Average	2021	2020	% Change
Total loans and leases	$188,495	$178,639	6%
Total earning assets	360,099	290,919	24
Total assets	372,594	303,173	23
Total deposits	326,370	263,411	24
Allocated capital	16,500	15,000	10

	March 31	December 31
Period end	2021	2020	% Change
Total loans and leases	$190,060	$188,562	1%
Total earning assets	365,854	356,874	3
Total assets	378,655	369,738	2
Total deposits	333,254	322,157	3
GWIM consists of two primary businesses: Merrill Lynch Global Wealth Management (MLGWM) and Bank of America Private Bank. For more information about GWIM, see Business Segment Operations in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
Net income for GWIM of $881 million remained relatively unchanged for the three months ended March 31, 2021 compared to the same period in 2020, as higher noninterest income and improvement in the provision for credit losses were largely offset by higher noninterest expense and lower net interest income. The operating margin remained relatively unchanged at 23 percent compared to a year ago.
Net interest income decreased $240 million to $1.3 billion due to the impact of lower interest rates, partially offset by the benefit of strong deposit and loan growth.
Noninterest income, which primarily includes investment and brokerage services income, increased $275 million to $3.6 billion primarily due to higher market valuations and positive AUM flows, partially offset by declines in AUM pricing.

The provision for credit losses improved $254 million to a benefit of $65 million primarily due to an improved macroeconomic outlook. Noninterest expense increased $263 million to $3.9 billion primarily driven by higher revenue-related incentives and investments in primary sales professionals.
The return on average allocated capital was 22 percent, down from 23 percent, due to an increase in allocated capital.
Average loans increased $9.9 billion to $188.5 billion primarily driven by securities-based lending, custom lending and residential mortgage. Average deposits increased $63.0 billion to $326.4 billion primarily driven by inflows resulting from client responses to market volatility and lower spending.
MLGWM revenue of $4.2 billion increased three percent primarily driven by the benefits of higher market valuations and positive AUM flows, partially offset by the impact of lower interest rates.
Bank of America Private Bank revenue of $786 million decreased nine percent primarily driven by the realignment of certain business results to MLGWM and the impact of lower interest rates, partially offset by the benefits of higher market valuations and AUM flows.

Bank of America 12

Key Indicators and Metrics

	Three Months Ended March 31
(Dollars in millions)	2021	2020
Revenue by Business
Merrill Lynch Global Wealth Management	$4,185	$4,073
Bank of America Private Bank	786	863
Total revenue, net of interest expense	$4,971	$4,936

Client Balances by Business, at period end
Merrill Lynch Global Wealth Management	$2,922,770	$2,215,531
Bank of America Private Bank	557,569	443,080
Total client balances	$3,480,339	$2,658,611

Client Balances by Type, at period end
Assets under management	$1,467,487	$1,092,482
Brokerage and other assets	1,535,424	1,155,461
Deposits	333,254	282,395
Loans and leases (1)	192,725	184,011
Less: Managed deposits in assets under management	(48,551)	(55,738)
Total client balances	$3,480,339	$2,658,611

Assets Under Management Rollforward
Assets under management, beginning of period	$1,408,465	$1,275,555
Net client flows	18,208	7,035
Market valuation/other	40,814	(190,108)
Total assets under management, end of period	$1,467,487	$1,092,482

Total wealth advisors, at period end (2)	19,808	20,393
(1)Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.
(2)Includes advisors across all wealth management businesses in GWIM and Consumer Banking. Prior period has been revised to conform to current-period presentation.
Client Balances
Client balances increased $821.7 billion, or 31 percent, to $3.5 trillion at March 31, 2021 compared to March 31, 2020. The increase in client balances was primarily due to higher market valuations and positive client flows.

13 Bank of America

Global Banking

	Three Months Ended March 31
(Dollars in millions)	2021	2020	% Change
Net interest income	$1,980	$2,612	(24%)
Noninterest income:
Service charges	847	796	6
Investment banking fees	1,172	761	54
All other income	634	431	47
Total noninterest income	2,653	1,988	33
Total revenue, net of interest expense	4,633	4,600	1

Provision for credit losses	(1,126)	2,093	n/m
Noninterest expense	2,781	2,318	20
Income before income taxes	2,978	189	n/m
Income tax expense	804	51	n/m
Net income	$2,174	$138	n/m

Effective tax rate	27.0%	27.0%

Net interest yield	1.56	2.57
Return on average allocated capital	21	1
Efficiency ratio	60.03	50.40

Balance Sheet
	Three Months Ended March 31
Average	2021	2020	% Change
Total loans and leases	$330,107	$386,483	(15%)
Total earning assets	515,880	409,052	26
Total assets	576,145	465,926	24
Total deposits	487,034	382,373	27
Allocated capital	42,500	42,500	—

Period end	March 31 2021	December 31 2020	% Change
Total loans and leases	$325,996	$339,649	(4)%
Total earning assets	533,852	522,650	2
Total assets	594,235	580,561	2
Total deposits	506,012	493,748	2
n/m = not meaningful
Global Banking, which includes Global Corporate Banking, Global Commercial Banking, Business Banking and Global Investment Banking, provides a wide range of lending-related products and services, integrated working capital management and treasury solutions, and underwriting and advisory services through our network of offices and client relationship teams. For more information about Global Banking, see Business Segment Operations in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
Net income for Global Banking increased $2.0 billion to $2.2 billion for the three months ended March 31, 2021 compared to the same period in 2020 primarily driven by improvement in the provision for credit losses and higher noninterest income, partially offset by lower net interest income and higher noninterest expense.
Revenue increased $33 million to $4.6 billion driven by higher noninterest income, largely offset by lower net interest income.

Net interest income decreased $632 million to $2.0 billion primarily driven by lower interest rates and loan balances, partially offset by higher deposit balances and credit spreads.
Noninterest income increased $665 million to $2.7 billion driven by higher investment banking fees and higher valuation driven adjustments on the fair value loan portfolio, debt securities and leveraged loans, partially offset by weather-related impairment charges on certain renewable energy investments.
The provision for credit losses improved $3.2 billion to a benefit of $1.1 billion primarily driven by a reserve release due to the improved macroeconomic outlook.
Noninterest expense increased $463 million reflecting higher revenue-related incentives, as well as an acceleration in expenses from incentive compensation award changes.
The return on average allocated capital was 21 percent, up from one percent, due to higher net income. For information on capital allocated to the business segments, see Business Segment Operations on page 9.

Bank of America 14

Global Corporate, Global Commercial and Business Banking
The table below and following discussion present a summary of the results, which exclude certain investment banking, merchant services and PPP activities in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Three Months Ended March 31
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Revenue
Business Lending	$654	$951	$898	$981	$55	$82	$1,607	$2,014
Global Transaction Services	690	871	744	878	211	256	1,645	2,005
Total revenue, net of interest expense	$1,344	$1,822	$1,642	$1,859	$266	$338	$3,252	$4,019

Balance Sheet

Average
Total loans and leases	$148,237	$182,705	$160,309	$188,581	$13,001	$15,181	$321,547	$386,467
Total deposits	229,590	187,920	203,645	153,880	53,293	40,571	486,528	382,371

Period end
Total loans and leases	$148,914	$209,028	$155,842	$212,443	$12,813	$15,658	$317,569	$437,129
Total deposits	242,524	246,237	207,580	189,584	55,222	41,286	505,326	477,107
Business Lending revenue decreased $407 million for the three months ended March 31, 2021 compared to the same period in 2020. The decrease was primarily driven by lower loan balances and interest rates, as well as weather-related impairment charges on certain renewable energy investments.
Global Transaction Services revenue decreased $360 million driven by lower interest rates, partially offset by the impact of higher deposit balances.
Average loans and leases decreased 17 percent driven by client paydowns and decreased new originations due to lower demand.
Average deposits increased 27 percent primarily driven by elevated balances from prior-year inflows on client responses to market volatility and government stimulus measures.
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

Investment Banking Fees

	Global Banking		Total Corporation
	Three Months Ended March 31
(Dollars in millions)	2021	2020	2021	2020
Products
Advisory	$357	$247	$400	$269
Debt issuance	423	424	988	927
Equity issuance	392	90	900	283
Gross investment banking fees	1,172	761	2,288	1,479
Self-led deals	(17)	(43)	(42)	(91)
Total investment banking fees	$1,155	$718	$2,246	$1,388
Total Corporation investment banking fees, excluding self-led deals, of $2.2 billion, which are primarily included within Global Banking and Global Markets, increased 62 percent for the three months ended March 31, 2021 compared to the same period in 2020 primarily driven by higher equity issuance and advisory fees.

15 Bank of America

Global Markets

	Three Months Ended March 31
(Dollars in millions)	2021	2020	% Change
Net interest income	$990	$1,153	(14)%
Noninterest income:
Investment and brokerage services	560	567	(1)
Investment banking fees	981	602	63
Market making and similar activities	3,470	2,973	17
All other income	197	(69)	n/m
Total noninterest income	5,208	4,073	28
Total revenue, net of interest expense	6,198	5,226	19

Provision for credit losses	(5)	107	(105)
Noninterest expense	3,427	2,815	22
Income before income taxes	2,776	2,304	20
Income tax expense	722	599	21
Net income	$2,054	$1,705	20

Effective tax rate	26.0%	26.0%

Return on average allocated capital	22	19
Efficiency ratio	55.30	53.85

Balance Sheet
	Three Months Ended March 31
	2021	2020	% Change
Average
Trading-related assets:
Trading account securities	$265,181	$257,254	3%
Reverse repurchases	99,886	115,698	(14)
Securities borrowed	89,253	83,271	7
Derivative assets	47,469	46,896	1
Total trading-related assets	501,789	503,119	—
Total loans and leases	77,415	71,660	8
Total earning assets	495,324	501,616	(1)
Total assets	723,264	713,051	1
Total deposits	53,852	33,323	62
Allocated capital	38,000	36,000	6

Period end	March 31 2021	December 31 2020	% Change
Total trading-related assets	$524,188	$421,698	24%
Total loans and leases	84,247	78,415	7
Total earning assets	496,103	447,350	11
Total assets	745,681	616,609	21
Total deposits	61,450	53,925	14
n/m = not meaningful
Global Markets offers sales and trading services and research services to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. For more information about Global Markets, see Business Segment Operations in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
The following explanations for current period-over-period changes for Global Markets, including those disclosed under Sales and Trading Revenue, are the same for amounts including and excluding net DVA. Amounts excluding net DVA are a non-GAAP financial measure. For more information on net DVA, see Supplemental Financial Data on page 6.
Net income for Global Markets increased $349 million to $2.1 billion for the three months ended March 31, 2021 compared to the same period in 2020. Net DVA losses were $2 million compared to gains of $300 million during the same period in 2020. Excluding net DVA, net income increased $579 million to $2.1 billion. These increases were primarily driven by higher revenue and improvement in the provision for credit losses, partially offset by higher noninterest expense.
Revenue increased $1.0 billion to $6.2 billion primarily driven by higher sales and trading revenue and investment banking fees. Sales and trading revenue increased $443 million, and excluding net DVA, increased $745 million. These increases were driven by higher revenue in Fixed Income, Currencies and Commodities (FICC) and Equities.
The provision for credit losses improved $112 million to a benefit of $5 million primarily due to the improved macroeconomic outlook.
Noninterest expense increased $612 million to $3.4 billion driven by volume-related expenses in both card and sales and trading, as well as an acceleration in expenses from incentive compensation award changes.
Average total assets increased $10.2 billion to $723.3 billion for the three months ended March 31, 2021 compared to the same period in 2020 as reductions in FICC were more than offset by higher client balances in Global Equities. Period-end total assets increased $129.1 billion from December 31, 2020

Bank of America 16

to $745.7 billion driven by higher client balances and increased hedging of client activity with stock positions relative to derivatives in Global Equities and higher levels of inventory in FICC.
The return on average allocated capital was 22 percent, up from 19 percent, reflecting higher net income, partially offset by an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 9.

Sales and Trading Revenue
For a description of sales and trading revenue, see Business Segment Operations in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K. The following table and related discussion present sales and trading revenue, substantially all of which is in Global Markets, with the remainder in Global Banking. In addition, the following table and related discussion present sales and trading revenue, excluding net DVA, which is a non-GAAP financial measure. For more information on net DVA, see Supplemental Financial Data on page 6.

Sales and Trading Revenue (1, 2, 3)

	Three Months Ended March 31
(Dollars in millions)	2021	2020
Sales and trading revenue
Fixed income, currencies and commodities	$3,242	$2,945
Equities	1,836	1,690
Total sales and trading revenue	$5,078	$4,635

Sales and trading revenue, excluding net DVA (4)
Fixed income, currencies and commodities	$3,251	$2,671
Equities	1,829	1,664
Total sales and trading revenue, excluding net DVA	$5,080	$4,335
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $73 million and $62 million for the three months ended March 31, 2021 and 2020.
(3)    Includes Global Banking sales and trading revenue of $104 million and $227 million for the three months ended March 31, 2021 and 2020.
(4)    FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA losses were $9 million and gains were $274 million for the three months ended March 31, 2021 and 2020. Equities net DVA gains were $7 million and $26 million for the three months ended March 31, 2021 and 2020.
FICC revenue increased $580 million for the three months ended March 31, 2021 compared to the same period in 2020 reflecting a strong performance in credit, mortgage and municipal products, and gains in commodities (partially offset by related losses in another segment) from market volatility driven by a weather-related event, partially offset by reduced activity in other macro products. Equities revenue increased $165 million driven by a strong trading performance in cash.
All Other

	Three Months Ended March 31
(Dollars in millions)	2021	2020	% Change
Net interest income	$87	$76	14%
Noninterest income (loss)	(1,026)	(1,056)	(3)
Total revenue, net of interest expense	(939)	(980)	(4)

Provision for credit losses	(47)	114	(141)
Noninterest expense	307	240	28
Loss before income taxes	(1,199)	(1,334)	(10)
Income tax benefit	(1,456)	(847)	72
Net income (loss)	$257	$(487)	n/m

Balance Sheet
	Three Months Ended March 31
Average	2021	2020	% Change
Total loans and leases	$20,815	$36,555	(43)%
Total assets (1)	207,449	201,501	3
Total deposits	14,354	23,560	(39)

Period end	March 31 2021	December 31 2020	% Change
Total loans and leases	$19,850	$21,301	(7)%
Total assets (1)	204,008	264,139	(23)
Total deposits	12,513	12,998	(4)
(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $1.0 trillion and $572.2 billion for the three months ended March 31, 2021 and 2020, and period-end allocated assets were $1.1 trillion and $977.7 billion at March 31, 2021 and December 31, 2020.
n/m = not meaningful
All Other primarily consists of ALM activities, liquidating businesses and certain expenses not otherwise allocated to a business segment. ALM activities encompass interest rate and foreign currency risk management activities for which substantially all of the results are allocated to our business segments. For more information on our ALM activities, see Note 17 – Business Segment Information to the Consolidated Financial Statements.

17 Bank of America

Results for All Other improved $744 million to net income of $257 million from a net loss of $487 million in the prior-year period, driven by improvement in provision for credit losses and revenue, partially offset by higher noninterest expense.
The provision for credit losses improved $161 million to a benefit of $47 million primarily due to an improved macroeconomic outlook.
Noninterest expense increased $67 million primarily due to higher technology costs.
The income tax benefit increased $609 million reflecting a higher level of income tax credits associated with increased ESG investment activities. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.
Off-Balance Sheet Arrangements and Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. For more information on obligations and commitments, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements herein, as well as Off-Balance Sheet Arrangements and Contractual Obligations in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K, and Note 11 – Long-term Debt and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
Representations and Warranties Obligations
For more information on representations and warranties obligations in connection with the sale of mortgage loans, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
Managing Risk
Risk is inherent in all our business activities. The seven key types of risk faced by the Corporation are strategic, credit, market, liquidity, compliance, operational and reputational. Sound risk management enables us to serve our customers and deliver for our shareholders. If not managed well, risks can result in financial loss, regulatory sanctions and penalties, and damage to our reputation, each of which may adversely impact our ability to execute our business strategies. We take a comprehensive approach to risk management with a defined Risk Framework and an articulated Risk Appetite Statement, which are approved annually by the Enterprise Risk Committee and the Board.
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
For more information about the Corporation's risks related to the pandemic, see Item 1A. Risk Factors – Coronavirus Disease of the Corporation’s 2020 Annual Report on Form 10-K. These pandemic-related risks are being managed within our Risk Framework and supporting risk management programs.
For more information on our Risk Framework, our risk management activities and the key types of risk faced by the Corporation, see the Managing Risk section in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
Capital Management
The Corporation manages its capital position so that its capital is more than adequate to support its business activities and aligns with risk, risk appetite and strategic planning. For more information, including related regulatory requirements, see Capital Management in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing the Comprehensive Capital Analysis and Review (CCAR) capital plan. Based on the results of our 2020 CCAR supervisory stress tests, we are subject to a 2.5 percent stress capital buffer (SCB) from October 1, 2020 through September 30, 2021. Our Common equity tier 1 (CET1) capital ratio under the Standardized approach must remain above 9.5 percent during this period (the sum of our CET1 capital ratio minimum of 4.5 percent, global systemically important bank (G-SIB) surcharge of 2.5 percent and our SCB of 2.5 percent) in order to avoid restrictions on capital distributions and discretionary bonus payments. In April 2021, we submitted our 2021 CCAR capital plan and related supervisory stress tests. The Federal Reserve has announced that it will disclose CCAR capital plan supervisory stress test results by July 1, 2021.
Due to uncertainty resulting from the pandemic, the Federal Reserve required large banks to suspend share repurchase programs during the second half of 2020, except for repurchases to offset shares awarded under equity-based compensation plans, and to limit common stock dividends to existing rates that did not exceed the average of the last four quarters’ net income. In December 2020, the Federal Reserve announced that beginning in the first quarter of 2021, large banks would be permitted to pay common stock dividends at existing rates and to repurchase shares in an amount that,

Bank of America 18

when combined with dividends paid, did not exceed the average of the last four quarters’ net income. On January 19, 2021, we announced that the Board declared a quarterly common stock dividend of $0.18 per share, payable on March 26, 2021 to shareholders of record as of March 5, 2021. The Board also authorized the repurchase of $2.9 billion in common stock through March 31, 2021, plus repurchases to offset shares awarded under equity-based compensation plans during the same period. The Board’s authorization equaled the maximum amount allowed by the Federal Reserve for the period. During the first quarter of 2021, we repurchased $3.5 billion of common stock, including repurchases to offset shares awarded under equity-based compensation plans during the period.
On March 25, 2021, the Federal Reserve announced that the restrictions on common stock dividends and share repurchases currently in place will end for most banks after June 30, 2021, following the completion of 2021 supervisory stress tests. Banks, including the Corporation, with capital levels above those required by the stress tests will no longer be subject to the additional restrictions as of July 1, 2021, and will be subject to the normal restrictions under the Federal Reserve’s SCB framework.
On April 15, 2021, the Corporation announced that the Board authorized the repurchase of up to $25 billion of common stock over time. The Board also authorized repurchases to offset shares awarded under equity-based compensation plans. For the second quarter of 2021, the Corporation’s repurchase plans will be consistent with the Federal Reserve’s guidance that common stock repurchases and common stock dividends, when combined, should be limited to the average of the last four quarters’ net income. Following the expiration of the Federal Reserve's restrictions, the Corporation expects to return additional capital to shareholders through repurchases and dividends pursuant to the Board's authorizations.
The timing and amount of common stock repurchases made pursuant to our stock repurchase program are subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price, regulatory requirements and general market conditions, and may be suspended at any time. Such repurchases may be effected through open market purchases or privately negotiated transactions, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (Exchange Act).
Regulatory Capital
As a financial services holding company, we are subject to regulatory capital rules, including Basel 3, issued by U.S. banking regulators. The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and risk-weighted assets (RWA) under both the Standardized and Advanced approaches. The approach that yields the lower ratio is used to assess capital adequacy including under the PCA framework. As of March 31, 2021, the CET1, Tier 1 capital and Total capital ratios for the Corporation were lower under the Standardized approach.
Minimum Capital Requirements
In order to avoid restrictions on capital distributions and discretionary bonus payments, the Corporation must meet risk-based capital ratio requirements that include a capital conservation buffer or SCB, plus any applicable countercyclical capital buffer and a G-SIB surcharge. The buffers and surcharge must be comprised solely of CET1 capital.
The Corporation is also required to maintain a minimum SLR of 3.0 percent plus a leverage buffer of 2.0 percent in order to avoid certain restrictions on capital distributions and discretionary bonus payments. Our insured depository institution subsidiaries are required to maintain a minimum 6.0 percent SLR to be considered well capitalized under the PCA framework.
Capital Composition and Ratios
Table 7 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at March 31, 2021 and December 31, 2020. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

19 Bank of America

Table 7	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	March 31, 2021
Risk-based capital metrics:
Common equity tier 1 capital	$177,789	$177,789
Tier 1 capital	201,224	201,224
Total capital (3)	236,000	227,693
Risk-weighted assets (in billions)	1,508	1,365
Common equity tier 1 capital ratio	11.8%	13.0%	9.5%
Tier 1 capital ratio	13.3	14.7	11.0
Total capital ratio	15.6	16.7	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,805	$2,805
Tier 1 leverage ratio	7.2%	7.2%	4.0

Supplementary leverage exposure (in billions) (5)		$2,868
Supplementary leverage ratio		7.0%	5.0

	December 31, 2020
Risk-based capital metrics:
Common equity tier 1 capital	$176,660	$176,660
Tier 1 capital	200,096	200,096
Total capital (3)	237,936	227,685
Risk-weighted assets (in billions)	1,480	1,371
Common equity tier 1 capital ratio	11.9%	12.9%	9.5%
Tier 1 capital ratio	13.5	14.6	11.0
Total capital ratio	16.1	16.6	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,719	$2,719
Tier 1 leverage ratio	7.4%	7.4%	4.0

Supplementary leverage exposure (in billions) (5)		$2,786
Supplementary leverage ratio		7.2%	5.0
(1)As of March 31, 2021 and December 31, 2020, capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the current expected credit losses (CECL) accounting standard.
(2)The capital conservation buffer and G-SIB surcharge were 2.5 percent at both March 31, 2021 and December 31, 2020. At March 31, 2021 and December 31, 2020, the Corporation's SCB of 2.5 percent was applied in place of the capital conservation buffer under the Standardized approach. The countercyclical capital buffer for both periods was zero. The SLR minimum includes a leverage buffer of 2.0 percent.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.
(5)Supplementary leverage exposure reflects the temporary exclusion of U.S. Treasury securities and deposits at Federal Reserve Banks for both periods. The temporary relief expired after March 31, 2021.
At March 31, 2021, CET1 capital was $177.8 billion, an increase of $1.1 billion from December 31, 2020, driven by earnings, partially offset by common stock repurchases, dividends and lower net unrealized gains on available-for-sale (AFS) debt securities included in accumulated other comprehensive income (OCI). Total capital under the Standardized approach decreased $1.9 billion primarily driven by a decrease in the adjusted allowance for credit losses included in Tier 2 capital, partially offset by the same factors driving the increase in CET1 capital. RWA under the Standardized approach, which yielded the lower CET1 capital ratio at March 31, 2021, increased $28.3 billion during the three months ended March 31, 2021 to $1,508 billion primarily due to strong client activity in Global Markets and investments of excess liquidity.

Bank of America 20

Table 8 shows the capital composition at March 31, 2021 and December 31, 2020.

Table 8	Capital Composition under Basel 3

(Dollars in millions)		March 31 2021	December 31 2020
Total common shareholders’ equity		$249,681	$248,414
CECL transitional amount (1)		3,544	4,213
Goodwill, net of related deferred tax liabilities		(68,565)	(68,565)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(5,904)	(5,773)
Intangibles, other than mortgage servicing rights, net of related deferred tax liabilities		(1,604)	(1,617)
Defined benefit pension plan net assets		(1,181)	(1,164)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		1,625	1,753
Other		193	(601)
Common equity tier 1 capital		177,789	176,660
Qualifying preferred stock, net of issuance cost		23,440	23,437
Other		(5)	(1)
Tier 1 capital		201,224	200,096
Tier 2 capital instruments		21,137	22,213
Qualifying allowance for credit losses		13,642	15,649
Other		(3)	(22)
Total capital under the Standardized approach		236,000	237,936
Adjustment in qualifying allowance for credit losses under the Advanced approaches (2)		(8,307)	(10,251)
Total capital under the Advanced approaches		$227,693	$227,685
(1)Includes the impact of the Corporation's adoption of the CECL accounting standard on January 1, 2020 and 25 percent of the increase in reserves since the initial adoption.
(2)Includes the impact of transition provisions related to the CECL accounting standard.

Table 9 shows the components of RWA as measured under Basel 3 at March 31, 2021 and December 31, 2020.

Table 9	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
(Dollars in billions)		March 31, 2021		December 31, 2020
Credit risk		$1,444	$888	$1,420	$896
Market risk		64	63	60	60
Operational risk		n/a	372	n/a	372
Risks related to credit valuation adjustments		n/a	42	n/a	43
Total risk-weighted assets		$1,508	$1,365	$1,480	$1,371
n/a = not applicable

21 Bank of America

Bank of America, N.A. Regulatory Capital
Table 10 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at March 31, 2021 and December 31, 2020. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 10	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	March 31, 2021
Risk-based capital metrics:
Common equity tier 1 capital	$166,685	$166,685
Tier 1 capital	166,685	166,685
Total capital (3)	181,994	172,785
Risk-weighted assets (in billions)	1,230	1,002
Common equity tier 1 capital ratio	13.5%	16.6%	7.0%
Tier 1 capital ratio	13.5	16.6	8.5
Total capital ratio	14.8	17.2	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,182	$2,182
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$2,574
Supplementary leverage ratio		6.5%	6.0

	December 31, 2020
Risk-based capital metrics:
Common equity tier 1 capital	$164,593	$164,593
Tier 1 capital	164,593	164,593
Total capital (3)	181,370	170,992
Risk-weighted assets (in billions)	1,221	1,014
Common equity tier 1 capital ratio	13.5%	16.2%	7.0%
Tier 1 capital ratio	13.5	16.2	8.5
Total capital ratio	14.9	16.9	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,143	$2,143
Tier 1 leverage ratio	7.7%	7.7%	5.0

Supplementary leverage exposure (in billions)		$2,525
Supplementary leverage ratio		6.5%	6.0
(1)Capital ratios for both March 31, 2021 and December 31, 2020 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL.
(2)Risk-based capital regulatory minimums at March 31, 2021 and December 31, 2020 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Total loss-absorbing capacity (TLAC) consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments. Table 11 presents the Corporation's TLAC and long-term debt ratios and related information as of March 31, 2021 and December 31, 2020.

Bank of America 22

Table 11	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC (1)	Regulatory Minimum (2)	Long-term Debt	Regulatory Minimum (3)
(Dollars in millions)	March 31, 2021
Total eligible balance	$404,440		$195,323
Percentage of risk-weighted assets (4)	26.8%	22.0%	13.0%	8.5%
Percentage of supplementary leverage exposure (5)	14.1	9.5	6.8	4.5

	December 31, 2020
Total eligible balance	$405,153		$196,997
Percentage of risk-weighted assets (4)	27.4%	22.0%	13.3%	8.5%
Percentage of supplementary leverage exposure (5)	14.5	9.5	7.1	4.5
(1)As of March 31, 2021 and December 31, 2020, TLAC ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL.
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
(4)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of March 31, 2021 and December 31, 2020.
(5)Supplementary leverage exposure at March 31, 2021 and December 31, 2020 reflect the temporary exclusion of U.S. Treasury Securities and deposits at Federal Reserve Banks. The temporary relief expired after March 31, 2021.

Regulatory Developments
The following supplements the disclosure in Capital Management – Regulatory Developments in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
Supplementary Leverage Ratio
On March 19, 2021, the U.S. banking regulators announced that the temporary change to the SLR for BHCs and depository institutions issued in 2020 would expire as scheduled after March 31, 2021. While the temporary relief automatically applied to the Corporation, the Corporation’s lead depository institution, Bank of America, N.A., did not opt to take advantage of the SLR relief offered by the OCC. At March 31, 2021, the Corporation’s SLR was 7.0 percent. Excluding the temporary relief, the SLR would have been approximately 6.1 percent, which is 1.1 percent, or $35 billion, in excess of the 5.0 percent required by the Federal Reserve.
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
BofAS provides institutional services, and in accordance with the alternative net capital requirements, is required to maintain tentative net capital in excess of $1.0 billion and net capital in excess of the greater of $500 million or a certain percentage of its reserve requirement. BofAS must also notify the Securities and Exchange Commission (SEC) in the event its tentative net capital is less than $5.0 billion. BofAS is also required to hold a certain percentage of its customers' and affiliates' risk-based margin in order to meet its CFTC minimum net capital requirement. At March 31, 2021, BofAS had tentative net capital of $15.2 billion. BofAS also had regulatory net capital of $12.2 billion, which exceeded the minimum requirement of $2.9 billion.
MLPCC is a fully-guaranteed subsidiary of BofAS and provides clearing and settlement services as well as prime brokerage and arranged financing services for institutional clients. At March 31, 2021, MLPCC’s regulatory net capital of $5.9 billion exceeded the minimum requirement of $1.4 billion.
MLPF&S provides retail services. At March 31, 2021, MLPF&S' regulatory net capital was $3.5 billion, which exceeded the minimum requirement of $175 million.
Our European broker-dealers are regulated by non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the FCA and is subject to certain regulatory capital requirements. At March 31, 2021, MLI’s capital resources were $33.9 billion, which exceeded the minimum Pillar 1 requirement of $14.3 billion. BofASE, a French investment firm, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and is subject to certain regulatory capital requirements. At March 31, 2021, BofASE's capital resources were $5.8 billion which exceeded the minimum Pillar 1 requirement of $2.2 billion.
Liquidity Risk
Funding and Liquidity Risk Management
Our primary liquidity risk management objective is to meet expected or unexpected cash flow and collateral needs while continuing to support our businesses and customers under a range of economic conditions. To achieve that objective, we analyze and monitor our liquidity risk under expected and stressed conditions, maintain liquidity and access to diverse funding sources, including our stable deposit base, and seek to align liquidity-related incentives and risks. These liquidity risk management practices have allowed us to effectively manage the market stress from the pandemic that began in the first quarter of 2020. For more information on the effects of the pandemic, see Executive Summary – Recent Developments – COVID-19 Pandemic on page 3 herein and Item 1A. Risk Factors – Coronavirus Disease of the Corporation’s 2020 Annual Report on Form 10-K.

23 Bank of America

We define liquidity as readily available assets, limited to cash and high-quality, liquid, unencumbered securities that we can use to meet our contractual and contingent financial obligations as they arise. We manage our liquidity position through line-of-business and ALM activities, as well as through our legal entity funding strategy, on both a forward and current (including intraday) basis under both expected and stressed conditions. We believe that a centralized approach to funding and liquidity management enhances our ability to monitor liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to liquidity events. For more information regarding global funding and liquidity risk management, as well as liquidity sources, liquidity arrangements, contingency planning and credit ratings discussed below, see Liquidity Risk in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
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
Global Liquidity Sources and Other Unencumbered Assets
Table 12 presents average Global Liquidity Sources (GLS) for the three months ended March 31, 2021 and December 31, 2020.

Table 12	Average Global Liquidity Sources

	Three Months Ended
(Dollars in billions)	March 31 2021	December 31 2020
Bank entities	$858	$773
Nonbank and other entities (1)	145	170
Total Average Global Liquidity Sources	$1,003	$943
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $294 billion and $306 billion at March 31, 2021 and December 31, 2020. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the parent company or nonbank subsidiaries may be subject to prior regulatory approval.
Liquidity is also held in nonbank entities, including the Parent, NB Holdings and other regulated entities. Parent company and NB Holdings liquidity is typically in the form of cash deposited at BANA, which is excluded from the liquidity at bank subsidiaries, and high-quality, liquid, unencumbered securities. Liquidity held in other regulated entities, comprised primarily of broker-dealer subsidiaries, is primarily available to meet the obligations of that entity, and transfers to the parent company or to any other subsidiary may be subject to prior regulatory approval due to regulatory restrictions and minimum requirements. Our other regulated entities also hold unencumbered investment-grade securities and equities that we believe could be used to generate additional liquidity.
Table 13 presents the composition of average GLS for the three months ended March 31, 2021 and December 31, 2020.

Table 13	Average Global Liquidity Sources Composition

	Three Months Ended December 31
(Dollars in billions)	March 31 2021	December 31 2020
Cash on deposit	$276	$322
U.S. Treasury securities	206	141
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	502	462
Non-U.S. government securities	19	18
Total Average Global Liquidity Sources	$1,003	$943
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $577 billion and $584 billion for the three months ended March 31, 2021 and December 31, 2020. For the same periods, the average consolidated LCR was 117 percent and 122 percent. Our LCR fluctuates due to normal business flows from customer activity.
Liquidity Stress Analysis
We utilize liquidity stress analysis to assist us in determining the appropriate amounts of liquidity to maintain at the parent company and our subsidiaries to meet contractual and contingent cash outflows under a range of scenarios. For more information on liquidity stress analysis, see Liquidity Risk – Liquidity Stress Analysis in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
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

Bank of America 24

depository institutions. The Corporation expects to be in compliance within the final NSFR rule in the regulatory timeline provided and does not expect any significant impacts to the Corporation.
Diversified Funding Sources
We fund our assets primarily with a mix of deposits, and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products, programs, markets, currencies and investor groups. We fund a substantial portion of our lending activities through our deposits, which were $1.88 trillion and $1.80 trillion at March 31, 2021 and December 31, 2020.
Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions.
Long-term Debt
During the three months ended March 31, 2021, we issued $13.1 billion of long-term debt consisting of $8.1 billion of notes issued by Bank of America Corporation, substantially all of which was TLAC compliant, $1.3 billion of notes issued by Bank of America, N.A. and $3.7 billion of other debt.
During the three months ended March 31, 2021, we had total long-term debt maturities and redemptions in the aggregate of $13.9 billion consisting of $9.6 billion for Bank of America Corporation, $922 million for Bank of America, N.A. and $3.4 billion of other debt. Table 14 presents the carrying value of aggregate annual contractual maturities of long-term debt at March 31, 2021.

Table 14	Long-term Debt by Maturity

(Dollars in millions)	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Bank of America Corporation
Senior notes (1)	$7,920	$9,298	$23,670	$21,148	$15,365	$105,467	$182,868
Senior structured notes	298	1,984	597	355	416	11,819	15,469
Subordinated notes	372	399	—	3,334	5,475	14,125	23,705
Junior subordinated notes	—	—	—	—	—	740	740
Total Bank of America Corporation	8,590	11,681	24,267	24,837	21,256	132,151	222,782
Bank of America, N.A.
Senior notes	750	2,275	510	—	—	8	3,543
Subordinated notes	—	—	—	—	—	1,739	1,739
Advances from Federal Home Loan Banks	500	3	1	—	17	74	595
Securitizations and other Bank VIEs (2)	2,461	1,258	975	4	—	56	4,754
Other	63	17	160	1	22	59	322
Total Bank of America, N.A.	3,774	3,553	1,646	5	39	1,936	10,953
Other debt
Structured Liabilities	3,201	3,199	2,132	1,277	734	6,387	16,930
Nonbank VIEs (2)	1	—	—	—	—	531	532
Other	—	—	—	—	—	14	14
Total other debt	3,202	3,199	2,132	1,277	734	6,932	17,476
Total long-term debt	$15,566	$18,433	$28,045	$26,119	$22,029	$141,019	$251,211
(1)    Total includes $141.0 billion of outstanding notes that are both TLAC eligible and callable one year before their stated maturities, including $6.0 billion during the remainder of 2021, and $15.2 billion, $14.4 billion, $11.5 billion and $12.9 billion during each year of 2022 through 2025, respectively, and $81.0 billion thereafter. For more information on our TLAC eligible and callable outstanding notes, see Liquidity Risk – Diversified Funding Sources in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
(2)     Represents liabilities of consolidated VIEs included in total long-term debt on the Consolidated Balance Sheet.
Total long-term debt decreased $11.7 billion to $251.2 billion during the three months ended March 31, 2021, primarily due to debt maturities and redemptions and valuation adjustments, partially offset by debt issuances. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.
We may issue unsecured debt in the form of structured notes for client purposes, certain of which qualify as TLAC-eligible debt. During the three months ended March 31, 2021, we issued $1.1 billion of structured notes, which are unsecured debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
Substantially all of our senior and subordinated debt obligations contain no provisions that could trigger a requirement for an early repayment, require additional collateral support, result in changes to terms, accelerate maturity or create additional financial obligations upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price. For more information on long-term debt funding, including issuances and maturities and redemptions, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For more information on our ALM activities, see Interest Rate Risk Management for the Banking Book on page 41.

25 Bank of America

Credit Ratings
Credit ratings and outlooks are opinions expressed by rating agencies on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and other securities, including asset securitizations. Table 15 presents the Corporation’s current long-term/short-term senior debt ratings and outlooks expressed by the rating agencies.
The current ratings and Stable outlooks for the Corporation and its subsidiaries from Moody's Investors Service, Standard &
Poor’s Global Ratings and Fitch Ratings did not change from those disclosed in the Corporation's 2020 Annual Report on Form 10-K.
For more information on additional collateral and termination payments that could be required in connection with certain over-the-counter derivative contracts and other trading agreements in the event of a credit rating downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements herein and Item 1A. Risk Factors of the Corporation’s 2020 Annual Report on Form 10-K.

Table 15	Senior Debt Ratings

	Moody’s Investors Service			Standard & Poor’s Global Ratings			Fitch Ratings
	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook
Bank of America Corporation	A2	P-1	Stable	A-	A-2	Stable	A+	F1	Stable
Bank of America, N.A.	Aa2	P-1	Stable	A+	A-1	Stable	AA-	F1+	Stable
Bank of America Europe Designated Activity Company	NR	NR	NR	A+	A-1	Stable	AA-	F1+	Stable
Merrill Lynch, Pierce, Fenner & Smith Incorporated	NR	NR	NR	A+	A-1	Stable	AA-	F1+	Stable
BofA Securities, Inc.	NR	NR	NR	A+	A-1	Stable	AA-	F1+	Stable
Merrill Lynch International	NR	NR	NR	A+	A-1	Stable	AA-	F1+	Stable
BofA Securities Europe SA	NR	NR	NR	A+	A-1	Stable	AA-	F1+	Stable
NR = not rated
Finance Subsidiary Issuers and Parent Guarantor
BofA Finance LLC, a Delaware limited liability company, is a consolidated finance subsidiary of the Corporation that has issued and sold, and is expected to continue to issue and sell, its senior unsecured debt securities. In addition, each of BAC Capital Trust XIII and BAC Capital Trust XIV, Delaware statutory trusts, is a 100 percent owned finance subsidiary of the Corporation that has issued and sold trust preferred securities that remained outstanding at March 31, 2021. The Corporation has fully and unconditionally guaranteed (or effectively provided for the full and unconditional guarantee of) all such securities issued by such finance subsidiaries. For more information regarding such guarantees by the Corporation, see Liquidity Risk – Finance Subsidiary Issuers and Parent Guarantor in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
Credit Risk Management
For information on our credit risk management activities, see Consumer Portfolio Credit Risk Management below, Commercial Portfolio Credit Risk Management on page 31, Non-U.S. Portfolio on page 37, Allowance for Credit Losses on page 38, and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.
During the three months ended March 31, 2021, the economy gained momentum as unemployment continued to decline from double-digit highs during 2020 and parts of the economy continued to open as vaccination rates increased, case levels showed improvements and restrictions generally began to ease. Individuals and businesses in the U.S. continue to receive various forms of support through economic stimulus packages enacted in 2020 and 2021. While there has been improvement, uncertainty remains about the timing and strength of the economy's recovery, which could lead to adverse impacts to credit quality metrics in future periods. For more information on how the pandemic may affect our operations, see Executive Summary – Recent Developments – COVID-19 Pandemic on page 3 and Item 1A. Risk Factors – Coronavirus Disease of the Corporation’s 2020 Annual Report on Form 10-K.
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
Consumer Credit Portfolio
The economic environment improved during the three months ended March 31, 2021, with the U.S. unemployment rate continuing to decline and home prices increasing. During the three months ended March 31, 2021, deferral activity led to an increase in nonperforming loans, while net charge-offs decreased $179 million to $693 million primarily due to lower credit card losses as balance declines and the impact of government stimulus measures were partially offset by charge-offs associated with deferrals that expired in 2020.
The consumer allowance for loan and lease losses decreased $1.4 billion during the three months ended March 31, 2021 to $8.6 billion due to an improved economic outlook and loan balance declines. For more information, see Allowance for Credit Losses on page 38.
For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and troubled debt restructurings (TDRs) for the consumer portfolio, as well as interest accrual policies and delinquency status for loan modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial

Bank of America 26

Statements of the Corporation’s 2020 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.
Table 16 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Table 16	Consumer Credit Quality

		Outstandings (1)		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		March 31 2021	December 31 2020	March 31 2021	December 31 2020	March 31 2021	December 31 2020
Residential mortgage (2)		$214,779	$223,555	$2,366	$2,005	$728	$762
Home equity		32,078	34,311	669	649	—	—
Credit card		72,786	78,708	n/a	n/a	755	903
Direct/Indirect consumer (3)		91,737	91,363	56	71	25	33
Other consumer		132	124	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$411,512	$428,061	$3,091	$2,725	$1,508	$1,698
Loans accounted for under the fair value option (4)		693	735
Total consumer loans and leases		$412,205	$428,796
Percentage of outstanding consumer loans and leases (5)		n/a	n/a	0.75%	0.64%	0.37%	0.40%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (5)		n/a	n/a	0.77	0.65	0.20	0.22
(1)Outstandings include non-core residential mortgage of $7.8 billion and $8.3 billion and home equity of $3.8 billion and $4.0 billion at March 31, 2021 and December 31, 2020. For more information on non-core loans, see Consumer Credit Risk Management in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
(2)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At March 31, 2021 and December 31, 2020, residential mortgage includes $527 million and $537 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $201 million and $225 million of loans on which interest was still accruing.
(3)Outstandings primarily include auto and specialty lending loans and leases of $45.4 billion and $46.4 billion, U.S. securities-based lending loans of $42.4 billion and $41.1 billion and non-U.S. consumer loans of $3.1 billion and $3.0 billion at March 31, 2021 and December 31, 2020.
(4)Consumer loans accounted for under the fair value option include residential mortgage loans of $275 million and $298 million and home equity loans of $418 million and $437 million at March 31, 2021 and December 31, 2020. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
(5)Excludes consumer loans accounted for under the fair value option. At March 31, 2021 and December 31, 2020, $12 million and $11 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.
n/a = not applicable
Table 17 presents net charge-offs and related ratios for consumer loans and leases.

Table 17	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
	Three Months Ended March 31
(Dollars in millions)	2021	2020	2021	2020
Residential mortgage	$(4)	$(1)	(0.01)%	—%
Home equity	(35)	(11)	(0.42)	(0.11)
Credit card	634	770	3.47	3.28
Direct/Indirect consumer	31	40	0.14	0.18
Other consumer	67	74	n/m	n/m
Total	$693	$872	0.67	0.75
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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 52 percent of consumer loans and leases at March 31, 2021. Approximately 51 percent of the residential mortgage portfolio was in Consumer Banking and 41 percent was in GWIM. The remaining portion was in All Other and was comprised of loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with the Government National Mortgage Association, as well as loans repurchased related to our representations and warranties.
Outstanding balances in the residential mortgage portfolio decreased $8.8 billion during the three months ended March 31, 2021 as paydowns were partially offset by originations.
At March 31, 2021 and December 31, 2020, the residential mortgage portfolio included $12.0 billion and $11.8 billion of outstanding fully-insured loans, of which $2.6 billion and $2.8 billion had FHA insurance, with the remainder protected by Fannie Mae long-term standby agreements.
Table 18 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

27 Bank of America

Table 18	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
(Dollars in millions)		March 31 2021	December 31 2020	March 31 2021	December 31 2020
Outstandings		$214,779	$223,555	$202,812	$211,737
Accruing past due 30 days or more		2,166	2,314	1,136	1,224
Accruing past due 90 days or more		728	762	—	—
Nonperforming loans (2)		2,366	2,005	2,366	2,005
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		1%	2%	1%	1%
Refreshed LTV greater than 100		1	1	1	1
Refreshed FICO below 620		2	2	1	1
2006 and 2007 vintages (3)		3	3	3	3
(1)Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option. For information on our interest accrual policies and delinquency status for loan modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
(2)Includes loans that are contractually current which primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy and loans that have not yet demonstrated a sustained period of payment performance following a TDR.
(3)These vintages of loans accounted for $445 million, or 19 percent, and $503 million, or 25 percent, of nonperforming residential mortgage loans at March 31, 2021 and December 31, 2020.
Nonperforming outstanding balances in the residential mortgage portfolio increased $361 million during the three months ended March 31, 2021 primarily driven by deferral activity. Of the nonperforming residential mortgage loans at March 31, 2021, $1.3 billion, or 53 percent, were current on contractual payments. Loans accruing past due 30 days or more decreased $88 million.
Net recoveries of $4 million for the three months ended March 31, 2021 remained relatively unchanged compared to the same period in 2020.
Of the $202.8 billion in total residential mortgage loans outstanding at March 31, 2021, as shown in Table 19, 28 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $5.6 billion, or 10 percent, at March 31, 2021. Residential mortgage loans that have entered the amortization period generally have experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At March 31, 2021, $113 million, or two percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $1.1 billion, or less than one percent, for the entire residential mortgage portfolio. In addition, at March 31, 2021, $302 million, or five percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $112 million were contractually current, compared to $2.4 billion, or one percent, for the entire residential mortgage portfolio. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three to ten years. Approximately 98 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2022 or later.
Table 19 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 15 percent and 16 percent of outstandings at March 31, 2021 and December 31, 2020. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 15 percent and 14 percent of outstandings at March 31, 2021 and December 31, 2020.

Table 19	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	March 31 2021	December 31 2020	March 31 2021	December 31 2020	Three Months Ended March 31
(Dollars in millions)					2021	2020
California	$77,054	$83,185	$747	$570	$(2)	$(3)
New York	23,716	23,832	329	272	2	1
Florida	12,900	13,017	193	175	(2)	(2)
Texas	8,662	8,868	92	78	—	—
New Jersey	8,454	8,806	112	98	—	—
Other	72,026	74,029	893	812	(2)	3
Residential mortgage loans	$202,812	$211,737	$2,366	$2,005	$(4)	$(1)
Fully-insured loan portfolio	11,967	11,818
Total residential mortgage loan portfolio	$214,779	$223,555
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Home Equity
At March 31, 2021, the home equity portfolio made up eight percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans. We no longer originate home equity loans or reverse mortgages.
At March 31, 2021, 80 percent of the home equity portfolio was in Consumer Banking, 12 percent was in All Other and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $2.2 billion

Bank of America 28

during the three months ended March 31, 2021 primarily due to paydowns outpacing new originations and draws on existing lines. Of the total home equity portfolio at March 31, 2021 and December 31, 2020, $13.2 billion, or 41 percent, and $13.8 billion, or 40 percent, were in first-lien positions. At March 31, 2021, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $5.4 billion, or 17 percent of our total home equity portfolio.
Unused HELOCs totaled $41.6 billion and $42.3 billion at March 31, 2021 and December 31, 2020. The HELOC utilization rate was 42 percent and 43 percent at March 31, 2021 and December 31, 2020.
Table 20 presents certain home equity portfolio key credit statistics.

Table 20	Home Equity – Key Credit Statistics (1)

(Dollars in millions)	March 31 2021	December 31 2020
Outstandings	$32,078	$34,311
Accruing past due 30 days or more (2)	169	186
Nonperforming loans (2, 3)	669	649
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	1%	1%
Refreshed CLTV greater than 100	1	1
Refreshed FICO below 620	3	3
2006 and 2007 vintages (4)	16	16
(1)Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option. For information on our interest accrual policies and delinquency status for loan modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
(2)Accruing past due 30 days or more include $21 million and $25 million and nonperforming loans include $92 million and $88 million of loans where we serviced the underlying first lien at March 31, 2021 and December 31, 2020.
(3)Includes loans that are contractually current which primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, junior-lien loans where the underlying first lien is 90 days or more past due, as well as loans that have not yet demonstrated a sustained period of payment performance following a TDR.
(4)These vintages of loans accounted for 36 percent of nonperforming home equity loans at both March 31, 2021 and December 31, 2020.
Nonperforming outstanding balances in the home equity portfolio increased $20 million during the three months ended March 31, 2021 primarily driven by COVID-19 deferral activity. Of the nonperforming home equity loans at March 31, 2021, $261 million, or 39 percent were current on contractual payments. In addition, $252 million, or 38 percent of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $17 million during the three months ended March 31, 2021.
Net recoveries increased $24 million to $35 million for the three months ended March 31, 2021 compared to the same period in 2020 driven by favorable portfolio trends due in part to improvement in home prices.
Of the $32.1 billion in total home equity portfolio outstandings at March 31, 2021, as shown in Table 20, 15 percent require interest-only payments. The outstanding balance of HELOCs that have reached the end of their draw period and have entered the amortization period was $8.6 billion at March 31, 2021. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At March 31, 2021, $109 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at March 31, 2021, $484 million, or six percent, were nonperforming. Loans that have yet to enter the amortization period in our interest-only portfolio are primarily post-2008 vintages and generally have better credit quality than the previous vintages that had entered the amortization period. We communicate to contractually current customers more than a year prior to the end of their draw period to inform them of the potential change to the payment structure before entering the amortization period, and provide payment options to customers prior to the end of the draw period.
Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period. During the three months ended March 31, 2021, 18 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 21 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent of the outstanding home equity portfolio at both March 31, 2021 and December 31, 2020. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent of the outstanding home equity portfolio at both March 31, 2021 and December 31, 2020.

29 Bank of America

Table 21	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	March 31 2021	December 31 2020	March 31 2021	December 31 2020	Three Months Ended March 31
(Dollars in millions)					2021	2020
California	$8,811	$9,488	$145	$143	$(12)	$(5)
Florida	3,492	3,715	80	80	(6)	(3)
New Jersey	2,588	2,749	71	67	(2)	—
New York	2,363	2,495	107	103	(3)	1
Massachusetts	1,601	1,719	34	32	1	1
Other	13,223	14,145	232	224	(13)	(5)
Total home equity loan portfolio	$32,078	$34,311	$669	$649	$(35)	$(11)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Credit Card
At March 31, 2021, 97 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio decreased $5.9 billion during the three months ended March 31, 2021 to $72.8 billion due to a seasonal decline in purchase volumes and higher payments. Net charge-offs decreased $136 million to $634 million during the three months ended March 31, 2021 compared to net charge-offs of $770 million for the same period in 2020 as balance declines and the impact of government stimulus measures were partially offset by charge-offs associated with deferrals that expired in 2020. Credit card loans 30 days or more past due and still accruing interest decreased $372 million, and loans 90 days or more past due and still accruing interest decreased $148 million primarily due to charge-offs associated with deferrals that expired in 2020 and the impact of government stimulus measures.
Unused lines of credit for credit card increased to $346.7 billion at March 31, 2021 from $342.4 billion at December 31, 2020.
Table 22 presents certain state concentrations for the credit card portfolio.

Table 22	Credit Card State Concentrations

	Outstandings		Accruing Past Due 90 Days or More (1)		Net Charge-offs
	March 31 2021	December 31 2020	March 31 2021	December 31 2020	Three Months Ended March 31
(Dollars in millions)					2021	2020
California	$11,632	$12,543	$141	$166	$119	$136
Florida	7,144	7,666	111	135	91	101
Texas	6,112	6,499	71	87	58	65
New York	4,254	4,654	57	76	54	60
Washington	3,462	3,685	18	21	15	18
Other	40,182	43,661	357	418	297	390
Total credit card portfolio	$72,786	$78,708	$755	$903	$634	$770
(1)For information on our interest accrual policies and delinquency status for loan modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
Direct/Indirect Consumer
At March 31, 2021, 50 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and recreational vehicle lending) and 50 percent was included in GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio remained relatively flat at March 31, 2021 at $91.7 billion.
Table 23 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 23	Direct/Indirect State Concentrations

	Outstandings		Accruing Past Due 90 Days or More (1)		Net Charge-offs
	March 31 2021	December 31 2020	March 31 2021	December 31 2020	Three Months Ended March 31
(Dollars in millions)					2021	2020
California	$12,459	$12,248	$3	$6	$7	$6
Florida	11,132	10,891	3	4	3	7
Texas	8,939	8,981	4	6	5	6
New York	6,754	6,609	2	2	3	2
New Jersey	3,563	3,572	1	—	—	—
Other	48,890	49,062	12	15	13	19
Total direct/indirect loan portfolio	$91,737	$91,363	$25	$33	$31	$40
(1)For information on our interest accrual policies and delinquency status for loan modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

Bank of America 30

Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 24 presents nonperforming consumer loans, leases and foreclosed properties activity for the three months ended March 31, 2021 and 2020. During the three months ended March 31, 2021, nonperforming consumer loans increased $366 million to $3.1 billion primarily driven by consumer real estate deferral activity.
At March 31, 2021, $841 million, or 27 percent of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at March 31, 2021, $1.6 billion, or 51 percent of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties decreased $22 million during the three months ended March 31, 2021 to $101 million as the Corporation has paused formal loan foreclosure proceedings and foreclosure sales for occupied properties during 2021.
Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. Nonperforming TDRs are included in Table 24. For more information on our loan modification programs offered in response to the pandemic, most of which are not TDRs, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

Table 24	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

	Three Months Ended March 31
(Dollars in millions)	2021	2020
Nonperforming loans and leases, January 1	$2,725	$2,053
Additions	851	477
Reductions:
Paydowns and payoffs	(123)	(106)
Sales	(1)	(6)
Returns to performing status (1)	(347)	(165)
Charge-offs	(12)	(27)
Transfers to foreclosed properties	(2)	(22)
Total net additions to nonperforming loans and leases	366	151
Total nonperforming loans and leases, March 31	3,091	2,204
Foreclosed properties, March 31 (2)	101	226
Nonperforming consumer loans, leases and foreclosed properties, March 31	$3,192	$2,430
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (3)	0.75%	0.47%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (3)	0.78	0.52
(1)Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.
(2)Foreclosed property balances do not include properties insured by certain government-guaranteed loans, principally FHA-insured, of $87 million and $224 million at March 31, 2021 and 2020.
(3)Outstanding consumer loans and leases exclude loans accounted for under the fair value option.

Table 25 presents TDRs for the consumer real estate portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 24. For more information on our loan modification programs offered in response to the pandemic, most of which are not TDRs, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

Table 25	Consumer Real Estate Troubled Debt Restructurings

	March 31, 2021			December 31, 2020
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Residential mortgage (1, 2)	$1,560	$2,752	$4,312	$1,195	$2,899	$4,094
Home equity (3)	271	786	1,057	248	836	1,084
Total consumer real estate troubled debt restructurings	$1,831	$3,538	$5,369	$1,443	$3,735	$5,178
(1)At March 31, 2021 and December 31, 2020, residential mortgage TDRs deemed collateral dependent totaled $1.8 billion and $1.4 billion, and included $1.4 billion and $1.0 billion of loans classified as nonperforming and $339 million and $361 million of loans classified as performing.
(2)At March 31, 2021 and December 31, 2020, residential mortgage performing TDRs include $1.4 billion and $1.5 billion of loans that were fully-insured.
(3)At March 31, 2021 and December 31, 2020, home equity TDRs deemed collateral dependent totaled $417 million and $407 million, and include $236 million and $216 million of loans classified as nonperforming and $181 million and $191 million of loans classified as performing.
In addition to modifying consumer real estate loans, we work with customers who are experiencing financial difficulty by modifying credit card and other consumer loans. Credit card and other consumer loan modifications generally involve a reduction in the customer’s interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months.
Modifications of credit card and other consumer loans are made through programs utilizing direct customer contact, but may also utilize external programs. At March 31, 2021 and December 31, 2020, our credit card and other consumer TDR portfolio was $692 million and $701 million, of which $609 million and $614 million were current or less than 30 days past due under the modified terms.
Commercial Portfolio Credit Risk Management
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure continue to be aligned with our risk appetite. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our

31 Bank of America

non-U.S. portfolio, we evaluate exposures by region and by country. Tables 30, 33 and 36 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, see Table 33 and Commercial Portfolio Credit Risk Management – Industry Concentrations on page 35.
For more information on our accounting policies regarding delinquencies, nonperforming status, net charge-offs and TDRs for the commercial portfolio as well as interest accrual policies and delinquency status for loan modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
Commercial Credit Portfolio
During the three months ended March 31, 2021, commercial asset quality reflected signs of stabilization as the economic recovery gained momentum amid COVID-19 containment and vaccination progress. Accordingly, charge-offs, nonperforming commercial loans and reservable criticized utilized exposure declined during this period. While total commitments increased, outstanding loans decreased driven by paydowns given continued market liquidity. We had $21.1 billion of PPP loans outstanding with our small business clients at March 31, 2021, which are included in U.S. small business commercial in the tables in this section. For more information on PPP loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
Credit quality of commercial real estate borrowers has begun to stabilize in many sectors as economies have reopened; however, certain sectors, including hospitality and retail, continue to be negatively impacted due to the pandemic. Moreover, many real estate markets, while improving, are still experiencing some disruptions in demand, supply chain challenges and tenant difficulties.
The commercial allowance for loan and lease losses decreased $1.2 billion during the three months ended March 31, 2021 to $7.5 billion due primarily to an improved macroeconomic outlook and loan balance declines. For more information, see Allowance for Credit Losses on page 38.
Total commercial utilized credit exposure decreased $12.2 billion during the three months ended March 31, 2021 to $608.1 billion driven by lower loans and leases. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 55 percent at March 31, 2021 and 57 percent at December 31, 2020.
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

Table 26	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	March 31 2021	December 31 2020	March 31 2021	December 31 2020	March 31 2021	December 31 2020
Loans and leases	$490,883	$499,065	$423,589	$404,740	$914,472	$903,805
Derivative assets (5)	45,898	47,179	—	—	45,898	47,179
Standby letters of credit and financial guarantees	34,088	34,616	745	538	34,833	35,154
Debt securities and other investments	21,981	22,618	4,845	4,827	26,826	27,445
Loans held-for-sale	6,776	8,378	14,818	9,556	21,594	17,934
Operating leases	6,292	6,424	—	—	6,292	6,424
Commercial letters of credit	1,030	855	297	280	1,327	1,135
Other	1,166	1,168	—	—	1,166	1,168
Total	$608,114	$620,303	$444,294	$419,941	$1,052,408	$1,040,244
(1)Commercial utilized exposure includes loans of $6.3 billion and $5.9 billion and issued letters of credit with a notional amount of $79 million and $89 million accounted for under the fair value option at March 31, 2021 and December 31, 2020.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $4.5 billion and $3.9 billion at March 31, 2021 and December 31, 2020.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.9 billion and $10.5 billion at March 31, 2021 and December 31, 2020.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $35.3 billion and $42.5 billion at March 31, 2021 and December 31, 2020. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $39.0 billion and $39.3 billion at March 31, 2021 and December 31, 2020, which consists primarily of other marketable securities.

Bank of America 32

Outstanding commercial loans and leases decreased $8.2 billion during the three months ended March 31, 2021 primarily driven by repayments. Nonperforming commercial loans decreased $156 million and commercial reservable criticized utilized exposure decreased $4.4 billion, which was broad-based across industries. Table 27 presents our commercial loans and leases portfolio and related credit quality information at March 31, 2021 and December 31, 2020.

Table 27	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2021	December 31 2020	March 31 2021	December 31 2020	March 31 2021	December 31 2020
Commercial and industrial:
U.S. commercial	$283,229	$288,728	$1,228	$1,243	$99	$228
Non-U.S. commercial	91,335	90,460	342	418	4	10
Total commercial and industrial	374,564	379,188	1,570	1,661	103	238
Commercial real estate	58,764	60,364	354	404	63	6
Commercial lease financing	16,359	17,098	80	87	20	25
	449,687	456,650	2,004	2,152	186	269
U.S. small business commercial (1)	34,886	36,469	67	75	98	115
Commercial loans excluding loans accounted for under the fair value option	484,573	493,119	$2,071	$2,227	$284	$384
Loans accounted for under the fair value option (2)	6,310	5,946
Total commercial loans and leases	$490,883	$499,065
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option include U.S. commercial of $4.2 billion and $2.9 billion and non-U.S. commercial of $2.1 billion and $3.0 billion at March 31, 2021 and December 31, 2020. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
Table 28 presents net charge-offs and related ratios for our commercial loans and leases for the three months ended March 31, 2021 and 2020.

Table 28	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
	Three Months Ended March 31
(Dollars in millions)	2021	2020	2021	2020
Commercial and industrial:
U.S. commercial	$12	$163	0.02%	0.21%
Non-U.S. commercial	26	1	0.12	—
Total commercial and industrial	38	164	0.04	0.16
Commercial real estate	11	6	0.07	0.04
Commercial lease financing	—	5	—	0.10
	49	175	0.04	0.14
U.S. small business commercial	81	75	0.89	1.95
Total commercial	$130	$250	0.11	0.19
(1)Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.
Table 29 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure decreased $4.4 billion during the three months ended March 31, 2021, which was broad-based across industries. At March 31, 2021 and December 31, 2020, 82 percent and 79 percent of commercial reservable criticized utilized exposure was secured.

Table 29		Commercial Reservable Criticized Utilized Exposure (1, 2)

(Dollars in millions)	March 31, 2021		December 31, 2020
Commercial and industrial:
U.S. commercial	$18,208	5.85%	$21,388	6.83%
Non-U.S. commercial	4,384	4.53	5,051	5.03
Total commercial and industrial	22,592	5.53	26,439	6.40
Commercial real estate	9,959	16.43	10,213	16.42
Commercial lease financing	693	4.24	714	4.18
	33,244	6.85	37,366	7.59
U.S. small business commercial	1,039	2.98	1,300	3.56
Total commercial reservable criticized utilized exposure	$34,283	6.59	$38,666	7.31
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $32.6 billion and $36.6 billion and commercial letters of credit of $1.7 billion and $2.1 billion at March 31, 2021 and December 31, 2020.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.

33 Bank of America

Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At March 31, 2021, 63 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 20 percent in Global Markets, 15 percent in GWIM (loans that provide financing for asset purchases, business investments and other liquidity needs for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans, including fair value option loans, decreased $4.2 billion during the three months ended March 31, 2021 driven by Global Banking. Reservable criticized utilized exposure decreased $3.2 billion, which was broad-based across industries.
Non-U.S. Commercial
At March 31, 2021, 77 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 23 percent in Global Markets. Non-U.S. commercial loans, including fair value option loans, was relatively flat during the three months ended March 31, 2021. For information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 37.

Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans declined by $1.6 billion during the three months ended March 31, 2021 as paydowns exceeded new originations. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 23 percent of the commercial real estate portfolio at both March 31, 2021 and December 31, 2020. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms.
For the three months ended March 31, 2021, we continued to see low default rates and varying degrees of improvement in the portfolio. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures to management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Table 30 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 30	Outstanding Commercial Real Estate Loans

(Dollars in millions)	March 31 2021	December 31 2020
By Geographic Region
California	$13,671	$14,028
Northeast	11,579	11,628
Southwest	7,824	8,551
Southeast	6,637	6,588
Florida	4,401	4,294
Midwest	2,921	3,483
Illinois	2,676	2,594
Midsouth	2,308	2,370
Northwest	1,697	1,634
Non-U.S.	2,976	3,187
Other (1)	2,074	2,007
Total outstanding commercial real estate loans	$58,764	$60,364
By Property Type
Non-residential
Office	$17,333	$17,667
Industrial / Warehouse	8,312	8,330
Multi-family rental	7,178	7,051
Hotels / Motels	7,100	7,226
Shopping centers / Retail	7,057	7,931
Unsecured	2,310	2,336
Multi-use	1,428	1,460
Other	6,635	7,146
Total non-residential	57,353	59,147
Residential	1,411	1,217
Total outstanding commercial real estate loans	$58,764	$60,364
(1)Includes unsecured loans to real estate investment trusts and national home builders whose portfolios of properties span multiple geographic regions and properties in the states of Colorado, Utah, Hawaii, Wyoming and Montana.
U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking, and includes $21.1 billion and $22.7 billion of PPP loans outstanding at March 31, 2021 and December 31, 2020. Excluding PPP, credit card-related products were 50 percent of the U.S. small business commercial portfolio at both March 31, 2021 and December 31, 2020. Of the U.S. small business commercial net charge-offs, 90 percent were credit card-related products for both of the three months ended March 31, 2021 and 2020.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 31 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three months ended March 31, 2021 and 2020. Nonperforming loans do not include loans accounted for under the fair value option. During the three months ended March 31, 2021, nonperforming commercial loans and leases decreased $156 million to $2.1

Bank of America 34

billion. At March 31, 2021, 82 percent of commercial nonperforming loans, leases and foreclosed properties were secured and 56 percent were contractually current. Commercial nonperforming loans were carried at approximately 85 percent of their unpaid principal balance, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

Table 31	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended March 31
(Dollars in millions)	2021	2020
Nonperforming loans and leases, January 1	$2,227	$1,499
Additions	472	781
Reductions:
Paydowns	(312)	(212)
Sales	(22)	(16)
Returns to performing status (3)	(28)	(16)
Charge-offs	(78)	(184)
Transfers to loans held-for-sale	(188)	—
Total net additions (decreases) to nonperforming loans and leases	(156)	353
Total nonperforming loans and leases, March 31	2,071	1,852
Foreclosed properties, March 31	36	49
Nonperforming commercial loans, leases and foreclosed properties, March 31	$2,107	$1,901
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.43%	0.32%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.43	0.33
(1)Balances do not include nonperforming loans held-for-sale of $384 million and $223 million at March 31, 2021 and 2020.
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
Table 32 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and small business loans. The renegotiated small business card loans are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due. For more information on our loan modification programs offered in response to the pandemic, most of which are not TDRs, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

Table 32	Commercial Troubled Debt Restructurings

	March 31, 2021			December 31, 2020
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Commercial and industrial:
U.S. commercial	$484	$694	$1,178	$509	$850	$1,359
Non-U.S. commercial	106	464	570	49	119	168
Total commercial and industrial	590	1,158	1,748	558	969	1,527
Commercial real estate	156	—	156	137	—	137
Commercial lease financing	17	1	18	42	2	44
	763	1,159	1,922	737	971	1,708
U.S. small business commercial	—	33	33	—	29	29
Total commercial troubled debt restructurings	$763	$1,192	$1,955	$737	$1,000	$1,737
Industry Concentrations
Table 33 presents commercial committed and utilized credit exposure by industry. For information on net notional credit protection purchased to hedge funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, see Commercial Portfolio Credit Risk Management – Risk Mitigation.
Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $12.2 billion, or one percent, during the three months ended March 31, 2021 to $1.1 trillion. The increase in commercial committed exposure was concentrated in the Telecommunication services, Finance companies, Asset managers and funds, and Software and services industry sectors. Increases were partially offset by decreased exposure to the Government and public education and Capital goods industry sectors.
For information on industry limits, see Commercial Portfolio Credit Risk Management – Industry Concentrations in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
Asset managers and funds, our largest industry concentration with committed exposure of $106.7 billion, increased $5.1 billion, or five percent, during the three months ended March 31, 2021.
Real estate, our second largest industry concentration with committed exposure of $90.6 billion, decreased $1.8 billion, or two percent, during the three months ended March 31, 2021. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 34.
Capital goods, our third largest industry concentration with committed exposure of $78.4 billion, decreased $2.6 billion, or three percent, during the three months ended March 31, 2021.
Given the widespread impact of the pandemic on the U.S. and global economy, a number of industries have been and may

35 Bank of America

continue to be adversely impacted. We continue to monitor all industries, particularly higher risk industries that are experiencing or could experience a more significant impact to their financial condition. The impact of the pandemic has also placed significant stress on global demand for oil, resulting in a steep decline in prices for much of 2020. However, oil prices rebounded late in the fourth quarter of 2020 and early in the first quarter of 2021. Our energy-related committed exposure decreased $558 million, or two percent, during the three months ended March 31, 2021 to $32.4 billion, driven by declines in energy equipment and services as well as oil, gas and consumable fuels. For more information on the pandemic, see Executive Summary – Recent Developments – COVID-19 Pandemic on page 3.

Table 33	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	March 31 2021	December 31 2020	March 31 2021	December 31 2020
Asset managers and funds	$68,863	$68,093	$106,681	$101,540
Real estate (3)	66,477	69,267	90,604	92,414
Capital goods	37,231	39,911	78,372	80,959
Finance companies	49,483	46,948	76,246	70,004
Healthcare equipment and services	32,022	33,759	56,458	57,880
Government and public education	39,093	41,669	51,381	56,212
Materials	23,506	24,548	50,739	50,792
Retailing	24,843	24,749	48,962	49,710
Consumer services	29,881	32,000	47,503	48,026
Food, beverage and tobacco	22,701	22,871	44,861	44,628
Commercial services and supplies	21,187	21,154	37,830	38,149
Energy	13,602	13,936	32,425	32,983
Transportation	22,044	23,426	32,394	33,444
Utilities	11,681	12,387	29,481	29,234
Individuals and trusts	22,029	18,784	29,150	25,881
Software and services	11,690	11,709	27,198	23,647
Media	12,906	13,144	25,832	24,677
Technology hardware and equipment	9,846	10,515	25,034	24,796
Telecommunication services	8,752	9,411	24,422	15,605
Global commercial banks	21,232	20,751	23,380	22,922
Automobiles and components	11,858	10,956	20,528	20,765
Consumer durables and apparel	8,507	9,232	19,484	20,223
Pharmaceuticals and biotechnology	4,617	5,217	17,410	16,349
Vehicle dealers	13,487	15,028	16,877	18,696
Insurance	6,208	5,921	14,783	13,491
Food and staples retailing	5,499	5,209	10,585	11,810
Financial markets infrastructure (clearinghouses)	4,271	4,939	7,275	8,648
Religious and social organizations	4,598	4,769	6,513	6,759
Total commercial credit exposure by industry	$608,114	$620,303	$1,052,408	$1,040,244
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.9 billion and $10.5 billion at March 31, 2021 and December 31, 2020.
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
At March 31, 2021 and December 31, 2020, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $4.3 billion and $4.2 billion. We recorded net losses of $36 million for the three months ended March 31, 2021 compared to net gains of $229 million for the same period in 2020 for these same positions. The gains and losses on these instruments were offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 39. For more information, see Trading Risk Management on page 40.
Tables 34 and 35 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at March 31, 2021 and December 31, 2020.

Table 34	Net Credit Default Protection by Maturity

	March 31 2021	December 31 2020
Less than or equal to one year	62%	65%
Greater than one year and less than or equal to five years	37	34
Greater than five years	1	1
Total net credit default protection	100%	100%

Bank of America 36

Table 35	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
(Dollars in millions)	March 31, 2021		December 31, 2020
Ratings (2, 3)
A	$(315)	7.3%	$(250)	6.0%
BBB	(1,815)	42.1	(1,856)	44.5
BB	(1,327)	30.8	(1,363)	32.7
B	(656)	15.2	(465)	11.2
CCC and below	(163)	3.8	(182)	4.4
NR (4)	(33)	0.8	(54)	1.2
Total net credit default protection	$(4,309)	100.0%	$(4,170)	100.0%
(1)Represents net credit default protection purchased.
(2)Ratings are refreshed on a quarterly basis.
(3)Ratings of BBB- or higher are considered to meet the definition of investment grade.
(4)NR is comprised of index positions held and any names that have not been rated.
For more information on credit derivatives and counterparty credit risk valuation adjustments, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
Non-U.S. Portfolio
Our non-U.S. credit and trading portfolios are subject to country risk. We define country risk as the risk of loss from unfavorable economic and political conditions, currency fluctuations, social instability and changes in government policies. A risk management framework is in place to measure, monitor and manage non-U.S. risk and exposures. In addition to the direct risk of doing business in a country, we also are exposed to indirect country risks (e.g., related to the collateral received on secured financing transactions or related to client clearing activities). These indirect exposures are managed in the normal course of business through credit, market and operational risk governance rather than through country risk governance. For more information on our non-U.S. credit and trading portfolios, see Non-U.S. Portfolio in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
Table 36 presents our 20 largest non-U.S. country exposures at March 31, 2021. These exposures accounted for 91 percent and 90 percent of our total non-U.S. exposure at March 31, 2021 and December 31, 2020. Net country exposure for these 20 countries increased $23.1 billion during the three months ended March 31, 2021. The majority of the increase was due to higher deposits with the central bank of Japan and increased corporate exposure in Canada.

Table 36	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at March 31 2021	Hedges and Credit Default Protection	Net Country Exposure at March 31 2021	Increase (Decrease) from December 31 2020
United Kingdom	$32,750	$17,379	$6,245	$3,585	$59,959	$(1,172)	$58,787	$(685)
Germany	30,236	9,504	2,020	3,296	45,056	(1,543)	43,513	(1,390)
Canada	8,071	16,428	1,725	2,743	28,967	(376)	28,591	7,457
Japan	19,846	1,228	2,688	1,852	25,614	(632)	24,982	7,486
France	12,356	8,806	1,256	3,013	25,431	(1,025)	24,406	3,615
Australia	6,764	5,378	485	2,603	15,230	(323)	14,907	1,820
China	10,315	269	1,152	1,322	13,058	(311)	12,747	(673)
Brazil	5,707	780	411	4,231	11,129	(291)	10,838	545
Netherlands	5,498	4,042	671	803	11,014	(424)	10,590	906
Singapore	4,844	335	431	4,057	9,667	(54)	9,613	331
India	5,427	180	493	2,649	8,749	(173)	8,576	765
South Korea	5,253	883	448	2,075	8,659	(154)	8,505	(46)
Switzerland	4,922	2,921	436	267	8,546	(271)	8,275	1,380
Hong Kong	4,791	565	534	1,154	7,044	(27)	7,017	480
Italy	2,325	1,415	540	2,746	7,026	(711)	6,315	623
Ireland	4,416	1,035	113	343	5,907	(19)	5,888	1,723
Mexico	3,264	1,268	174	1,179	5,885	(360)	5,525	(762)
Belgium	2,906	1,303	297	615	5,121	(144)	4,977	10
Spain	2,655	1,009	248	702	4,614	(290)	4,324	(492)
Sweden	1,190	903	217	434	2,744	(159)	2,585	29
Total top 20 non-U.S. countries exposure	$173,536	$75,631	$20,584	$39,669	$309,420	$(8,459)	$300,961	$23,122
Our largest non-U.S. country exposure at March 31, 2021 was the U.K. with net exposure of $58.8 billion, which represents a $685 million decrease from December 31, 2020. Our second largest non-U.S. country exposure was Germany with net exposure of $43.5 billion at March 31, 2021, a $1.4 billion decrease from December 31, 2020.
In light of the global pandemic, we are monitoring our non-U.S. exposure closely, particularly in countries where restrictions on certain activities, in an attempt to contain the spread and impact of the virus, have affected and will likely continue to adversely affect economic activity. We are managing the impact to our international business operations as part of our overall response framework and are taking actions to manage exposure carefully in impacted regions while supporting the needs of our clients. While vaccines have become more widely available in certain countries, the magnitude and duration of the pandemic and its full impact on the global economy continue to be highly uncertain. The impact of the pandemic could have an adverse impact on the global economy for a prolonged period of time. For more information on the pandemic, see Item 1A. Risk Factors – Coronavirus Disease and Executive Summary – Recent Developments – COVID-19 Pandemic of the Corporation’s 2020 Annual Report on Form 10-K.

37 Bank of America

Allowance for Credit Losses
The allowance for credit losses decreased by $2.7 billion from December 31, 2020 to $18.0 billion at March 31, 2021, which included a $1.2 billion reserve decrease related to the commercial portfolio and a $1.4 billion reserve decrease related to the consumer portfolio. The decreases were primarily driven by an improved macroeconomic outlook and loan balance declines.
The table below presents an allocation of the allowance for credit losses by product type for March 31, 2021 and December 31, 2020.

Table 37	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	March 31, 2021			December 31, 2020
Allowance for loan and lease losses
Residential mortgage	$428	2.65%	0.20%	$459	2.44%	0.21%
Home equity	261	1.61	0.81	399	2.12	1.16
Credit card	7,278	45.00	10.00	8,420	44.79	10.70
Direct/Indirect consumer	617	3.82	0.67	752	4.00	0.82
Other consumer	51	0.32	n/m	41	0.22	n/m
Total consumer	8,635	53.40	2.10	10,071	53.57	2.35
U.S. commercial (2)	4,131	25.55	1.30	5,043	26.82	1.55
Non-U.S. commercial	1,154	7.14	1.26	1,241	6.60	1.37
Commercial real estate	2,148	13.29	3.66	2,285	12.15	3.79
Commercial lease financing	100	0.62	0.61	162	0.86	0.95
Total commercial	7,533	46.60	1.55	8,731	46.43	1.77
Allowance for loan and lease losses	16,168	100.00%	1.80	18,802	100.00%	2.04
Reserve for unfunded lending commitments	1,829			1,878
Allowance for credit losses	$17,997			$20,680
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $1.5 billion at both March 31, 2021 and December 31, 2020.
n/m = not meaningful
Net charge-offs for the three months ended March 31, 2021 were $823 million compared to $1.1 billion for the same period in 2020 driven by a decrease in credit card and commercial losses. The provision for credit losses decreased $6.6 billion, reflecting a $1.9 billion provision benefit for the three months ended March 31, 2021 compared to the same period in 2020. The allowance for credit losses included a reserve release of $2.7 billion for the three months ended March 31, 2021, primarily driven by an improved macroeconomic outlook and loan balance declines. The provision for credit losses for the consumer portfolio, including unfunded lending commitments, decreased $2.8 billion to a $756 million provision benefit for the three months ended March 31, 2021 compared to the same period in 2020. The provision for credit losses for the commercial portfolio, including unfunded lending commitments, decreased $3.8 billion to a $1.1 billion provision benefit for the three months ended March 31, 2021 compared to the same period in 2020.
The following table presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for the three months ended March 31, 2021 and 2020. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles of the Corporation's 2020 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

Bank of America 38

Table 38	Allowance for Credit Losses

		Three Months Ended March 31
(Dollars in millions)		2021	2020
Allowance for loan and lease losses, January 1		$18,802	$12,358
Loans and leases charged off
Residential mortgage		(9)	(11)
Home equity		(6)	(24)
Credit card		(800)	(924)
Direct/Indirect consumer		(102)	(116)
Other consumer		(75)	(81)
Total consumer charge-offs		(992)	(1,156)
U.S. commercial (1)		(156)	(267)
Non-U.S. commercial		(26)	(1)
Commercial real estate		(12)	(7)
Commercial lease financing		—	(7)
Total commercial charge-offs		(194)	(282)
Total loans and leases charged off		(1,186)	(1,438)
Recoveries of loans and leases previously charged off
Residential mortgage		13	12
Home equity		41	35
Credit card		166	154
Direct/Indirect consumer		71	76
Other consumer		8	7
Total consumer recoveries		299	284
U.S. commercial (2)		63	29
Commercial real estate		1	1
Commercial lease financing		—	2
Total commercial recoveries		64	32
Total recoveries of loans and leases previously charged off		363	316
Net charge-offs		(823)	(1,122)
Provision for loan and lease losses		(1,811)	4,525
Other		—	5
Allowance for loan and lease losses, March 31		16,168	15,766
Reserve for unfunded lending commitments, January 1		1,878	1,123
Provision for unfunded lending commitments		(49)	236
Other		—	1
Reserve for unfunded lending commitments, March 31		1,829	1,360
Allowance for credit losses, March 31		$17,997	$17,126

Loan and allowance ratios (3):
Loans and leases outstanding at March 31		$896,085	$1,041,769
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at March 31		1.80%	1.51%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at March 31		2.10	1.95
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at March 31		1.55	1.16
Average loans and leases outstanding		$901,587	$981,652
Annualized net charge-offs as a percentage of average loans and leases outstanding		0.37%	0.46%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at March 31		313	389
Ratio of the allowance for loan and lease losses at March 31 to net charge-offs		4.85	3.49
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at March 31 (4)		$8,710	$8,552
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at March 31 (4)		144%	178%
(1)Includes U.S. small business commercial charge-offs of $101 million and $86 million for the three months ended March 31, 2021 and 2020.
(2)Includes U.S. small business commercial recoveries of $20 million and $11 million for the three months ended March 31, 2021 and 2020.
(3)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(4)Primarily includes amounts related to credit card and unsecured consumer lending portfolios in Consumer Banking.
Market Risk Management
For more information on our market risk management process, see Market Risk Management in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.

Market risk is the risk that changes in market conditions may adversely impact the value of assets or liabilities, or otherwise negatively impact earnings. This risk is inherent in the financial instruments associated with our operations, primarily

39 Bank of America

within our Global Markets segment. We are also exposed to these risks in other areas of the Corporation (e.g., our ALM activities). In the event of market stress, these risks could have a material impact on our results.
We have been affected, and may continue to be affected, by market stress resulting from the pandemic that began in the first quarter of 2020. For more information, see Executive Summary – Recent Developments – COVID-19 Pandemic on page 3.
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
Table 39 presents the total market-based portfolio VaR, which is the combination of the total covered positions (and less liquid trading positions) portfolio and the fair value option portfolio. For more information on the market risk VaR for trading activities, see Trading Risk Management in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
The total market-based portfolio VaR results in Table 39 include market risk to which we are exposed from all business segments, excluding credit valuation adjustment (CVA), DVA and related hedges. The majority of this portfolio is within the Global Markets segment.
Table 39 presents period-end, average, high and low daily trading VaR for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020 using a 99 percent confidence level. The amounts disclosed in Table 39 and Table 40 align to the view of covered positions used in the Basel 3 capital calculations. Foreign exchange and commodity positions are always considered covered positions, regardless of trading or banking treatment for the trade, except for structural foreign currency positions that are excluded with prior regulatory approval.
The average of total covered positions and less liquid trading positions portfolio VaR decreased for the three months ended March 31, 2021 compared to the prior quarter primarily due to an increase in diversification benefit between asset classes.

Table 39	Market Risk VaR for Trading Activities

	Three Months Ended
	March 31, 2021				December 31, 2020				March 31, 2020
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)
Foreign exchange	$13	$10	$17	$5	$8	$6	$10	$4	$8	$5	$11	$2
Interest rate	53	35	53	18	30	20	31	11	13	21	39	13
Credit	58	64	82	53	79	68	84	52	86	35	86	25
Equity	22	24	35	19	20	19	33	14	26	36	162	19
Commodities	4	9	28	4	4	6	9	3	8	6	10	4
Portfolio diversification	(96)	(90)	—	—	(72)	(68)	—	—	(82)	(57)	—	—
Total covered positions portfolio	54	52	85	34	69	51	84	31	59	46	171	27
Impact from less liquid exposures	9	22	—	—	52	30	—	—	39	2	—	—
Total covered positions and less liquid trading positions portfolio	63	74	125	47	121	81	129	49	98	48	169	30
Fair value option loans	48	56	64	37	52	62	70	51	75	16	78	7
Fair value option hedges	15	13	16	11	11	12	13	11	13	11	16	9
Fair value option portfolio diversification	(33)	(24)	—	—	(17)	(19)	—	—	(13)	(11)	—	—
Total fair value option portfolio	30	45	53	30	46	55	64	46	75	16	75	9
Portfolio diversification	(19)	(1)	—	—	(4)	(18)	—	—	(21)	(11)	—	—
Total market-based portfolio	$74	$118	169	62	$163	$118	164	92	$152	$53	171	32
(1)The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore the impact from less liquid exposures and the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, is not relevant.
The graph below presents the daily covered positions and less liquid trading positions portfolio VaR for the previous five quarters, corresponding to the data in Table 39.

Bank of America 40

Additional VaR statistics produced within our single VaR model are provided in Table 40 at the same level of detail as in Table 39. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 40 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for the three months ended March 31, 2021, December 31, 2020 and March 31, 2020. The increase in VaR for the 99 percent confidence level for the three months ended March 31, 2021 was primarily due to pandemic-related market volatility, which impacted the 99 percent VaR average more severely than the 95 percent VaR average compared to the same period in 2020.

Table 40	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	Three Months Ended
	March 31, 2021		December 31, 2020		March 31, 2020
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$10	$6	$6	$4	$5	$4
Interest rate	35	17	20	10	21	13
Credit	64	18	68	19	35	18
Equity	24	12	19	9	36	21
Commodities	9	4	6	2	6	4
Portfolio diversification	(90)	(34)	(68)	(24)	(57)	(34)
Total covered positions portfolio	52	23	51	20	46	26
Impact from less liquid exposures	22	3	30	3	2	1
Total covered positions and less liquid trading positions portfolio	74	26	81	23	48	27
Fair value option loans	56	14	62	16	16	7
Fair value option hedges	13	7	12	6	11	7
Fair value option portfolio diversification	(24)	(6)	(19)	(5)	(11)	(7)
Total fair value option portfolio	45	15	55	17	16	7
Portfolio diversification	(1)	(8)	(18)	(7)	(11)	(6)
Total market-based portfolio	$118	$33	$118	$33	$53	$28
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. For more information on our backtesting process, see Trading Risk Management – Backtesting in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
During the three months ended March 31, 2021, there were no days where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period.
Total Trading-related Revenue
Total trading-related revenue, excluding brokerage fees, and CVA, DVA and funding valuation adjustment gains (losses), represents the total amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. For more information, see Trading Risk Management – Total Trading-related Revenue in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended March 31, 2021 compared to the three months ended December 31, 2020. During the three months ended March 31, 2021, positive trading-related revenue was recorded for 98 percent of the trading days, of which 94 percent were daily trading gains of over $25 million, and the largest loss was $24 million. This compares to the three months ended December 31, 2020 where positive trading-related revenue was recorded for 97 percent of the trading days, of which 74 percent were daily trading gains of over $25 million, and the largest loss was $6 million.

Trading Portfolio Stress Testing
Because the very nature of a VaR model suggests results can exceed our estimates and it is dependent on a limited historical window, we also stress test our portfolio using scenario analysis. This analysis estimates the change in the value of our trading portfolio that may result from abnormal market movements. For more information, see Trading Risk Management – Trading Portfolio Stress Testing in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
Interest Rate Risk Management for the Banking Book
The following discussion presents net interest income for banking book activities. For more information, see Interest Rate Risk Management for the Banking Book in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
Table 41 presents the spot and 12-month forward rates used in our baseline forecasts at March 31, 2021 and December 31, 2020.

41 Bank of America

Table 41	Forward Rates

	March 31, 2021
	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	0.25%	0.19%	1.78%
12-month forward rates	0.25	0.24	1.95

	December 31, 2020
Spot rates	0.25%	0.24%	0.93%
12-month forward rates	0.25	0.19	1.06
Table 42 shows the pretax impact to forecasted net interest income over the next 12 months from March 31, 2021 and December 31, 2020 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment. The interest rate scenarios also assume U.S. dollar rates are floored at zero.
During the three months ended March 31, 2021, the decrease in asset sensitivity of our balance sheet to Up-rate and Down-rate scenarios was primarily due to an increase in long-end rates. We continue to be asset sensitive to a parallel upward move in interest rates with the majority of that impact coming from the short end of the yield curve. Additionally, higher interest rates impact the fair value of debt securities and, accordingly, for debt securities classified as AFS, may adversely affect OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital is reduced over time by offsetting positive impacts to net interest income. For more information on Basel 3, see Capital Management – Regulatory Capital on page 19.

Table 42	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes

	Short Rate (bps)	Long Rate (bps)
(Dollars in millions)			March 31 2021	December 31 2020
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$8,324	$10,468
-25 bps instantaneous shift	-25	-25	(1,963)	(2,766)
Flatteners
Short-end instantaneous change	+100	—	6,281	6,321
Long-end instantaneous change	—	-25	(829)	(1,686)
Steepeners
Short-end instantaneous change	-25	—	(1,135)	(1,084)
Long-end instantaneous change	—	+100	2,079	4,333
The sensitivity analysis in Table 42 assumes that we take no action in response to these rate shocks and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates. As part of our ALM activities, we use securities, certain residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.
The behavior of our deposits portfolio in the baseline forecast and in alternate interest rate scenarios is a key assumption in our projected estimates of net interest income.
The sensitivity analysis in Table 42 assumes no change in deposit portfolio size or mix from the baseline forecast in alternate rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or non-interest-bearing deposits with higher yielding deposits or market-based funding would reduce our benefit in those scenarios.
Interest Rate and Foreign Exchange Derivative Contracts
We use interest rate and foreign exchange derivative contracts in our ALM activities to manage our interest rate and foreign exchange risks. Specifically, we use those derivatives to manage both the variability in cash flows and changes in fair value of various assets and liabilities arising from those risks. Our interest rate derivative contracts are generally non-leveraged swaps tied to various benchmark interest rates and foreign exchange basis swaps, options, futures and forwards, and our foreign exchange contracts include cross-currency interest rate swaps, foreign currency futures contracts, foreign currency forward contracts and options.
The derivatives used in our ALM activities can be split into two broad categories: designated accounting hedges and other risk management derivatives. Designated accounting hedges are primarily used to manage our exposure to interest rates as described in the Interest Rate Risk Management for the Banking Book section and are included in the sensitivities presented in Table 42. The Corporation also uses foreign currency derivatives in accounting hedges to manage substantially all of the foreign exchange risk of our foreign operations. By hedging the foreign exchange risk of our foreign operations, the Corporation's market risk exposure in this area is insignificant.
Risk management derivatives are predominantly used to hedge foreign exchange risks related to various foreign currency-denominated assets and liabilities and eliminate substantially all foreign currency exposures in the cash flows of the Corporation’s non-trading foreign currency-denominated financial instruments. These foreign exchange derivatives are sensitive to other market risk exposures such as cross-currency basis spreads and interest rate risk. However, as these features are not a significant component of these foreign exchange derivatives, the market risk related to this exposure is insignificant. For more information on the accounting for derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements.
Mortgage Banking Risk Management
We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be held for investment or held for sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.
Changes in interest rates impact the value of interest rate lock commitments (IRLCs) and the related residential first mortgage loans held-for-sale (LHFS), as well as the value of the MSRs. Because the interest rate risks of these hedged items offset, we combine them into one overall hedged item with one combined economic hedge portfolio consisting of derivative contracts and securities. For more information on IRLCs and the related residential mortgage LHFS, see Mortgage Banking Risk Management in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
During the three months ended March 31, 2021 and 2020, we recorded gains of $13 million and $163 million related to the change in fair value of the MSRs, IRLCs and LHFS, net of

Bank of America 42

gains and losses on the hedge portfolio. For more information on MSRs, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.
Climate Risk Management
Climate-related risks are divided into two major categories: (1) risks related to the transition to a low-carbon economy, and (2) risks related to the physical impacts of climate change. The financial impacts of transition risk can lead to and amplify credit risk. Physical risk can also lead to increased credit risk by diminishing borrowers’ repayment capacity or collateral values. As climate risk is interconnected with all key risk types, we have developed and continue to enhance processes to embed climate risk considerations into our Risk Framework and risk management programs established for strategic, credit, market, liquidity, compliance, operational and reputational risks. For more information on our governance framework and climate risk management process, see the Managing Risk and the Climate Risk Management sections in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K. For additional information on climate risk, see Item 1A. Risk Factors – Other of the Corporation’s 2020 Annual Report on Form 10-K.
Complex Accounting Estimates
Our significant accounting principles are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments. For more information, see Complex Accounting Estimates in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
Non-GAAP Reconciliations
Table 43 provides reconciliations of certain non-GAAP financial measures to the most closely related GAAP financial measures.

Table 43	Period-end and Average Supplemental Financial Data and Reconciliations to GAAP Financial Measures (1)

	Period-end		Average
	March 31 2021	December 31 2020	Three Months Ended March 31
(Dollars in millions)			2021	2020
Shareholders’ equity	$274,000	$272,924	$274,047	$264,534
Goodwill	(68,951)	(68,951)	(68,951)	(68,951)
Intangible assets (excluding MSRs)	(2,134)	(2,151)	(2,146)	(1,655)
Related deferred tax liabilities	915	920	920	728
Tangible shareholders’ equity	$203,830	$202,742	$203,870	$194,656
Preferred stock	(24,319)	(24,510)	(24,399)	(23,456)
Tangible common shareholders’ equity	$179,511	$178,232	$179,471	$171,200

Total assets	$2,969,992	$2,819,627
Goodwill	(68,951)	(68,951)
Intangible assets (excluding MSRs)	(2,134)	(2,151)
Related deferred tax liabilities	915	920
Tangible assets	$2,899,822	$2,749,445
(1)For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 6.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Market Risk Management on page 39 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

43 Bank of America

Part I. Financial Information
Item 1. Financial Statements
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended March 31
(In millions, except per share information)	2021	2020
Net interest income
Interest income	$11,395	$16,098
Interest expense	1,198	3,968
Net interest income	10,197	12,130

Noninterest income
Fees and commissions	9,536	8,321
Market making and similar activities	3,529	2,807
Other income	(441)	(491)
Total noninterest income	12,624	10,637
Total revenue, net of interest expense	22,821	22,767

Provision for credit losses	(1,860)	4,761

Noninterest expense
Compensation and benefits	9,736	8,341
Occupancy and equipment	1,830	1,702
Information processing and communications	1,425	1,209
Product delivery and transaction related	977	777
Marketing	371	438
Professional fees	403	375
Other general operating	773	633
Total noninterest expense	15,515	13,475
Income before income taxes	9,166	4,531
Income tax expense	1,116	521
Net income	$8,050	$4,010
Preferred stock dividends	490	469
Net income applicable to common shareholders	$7,560	$3,541

Per common share information
Earnings	$0.87	$0.40
Diluted earnings	0.86	0.40
Average common shares issued and outstanding	8,700.1	8,815.6
Average diluted common shares issued and outstanding	8,755.6	8,862.7

Consolidated Statement of Comprehensive Income

	Three Months Ended March 31
(Dollars in millions)	2021	2020
Net income	$8,050	$4,010
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	(840)	4,795
Net change in debit valuation adjustments	116	1,346
Net change in derivatives	(1,114)	417
Employee benefit plan adjustments	51	43
Net change in foreign currency translation adjustments	(29)	(88)
Other comprehensive income (loss)	(1,816)	6,513
Comprehensive income	$6,234	$10,523

See accompanying Notes to Consolidated Financial Statements.

Bank of America 44

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	March 31	December 31
(Dollars in millions)	2021	2020
Assets
Cash and due from banks	$33,560	$36,430
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	292,541	344,033
Cash and cash equivalents	326,101	380,463
Time deposits placed and other short-term investments	7,859	6,546
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $153,387 and $108,856 measured at fair value)	259,147	304,058
Trading account assets (includes $104,445 and $91,510 pledged as collateral)	276,881	198,854
Derivative assets	45,898	47,179
Debt securities:
Carried at fair value	280,912	246,601
Held-to-maturity, at cost (fair value – $569,258 and $448,180)	576,000	438,249
Total debt securities	856,912	684,850
Loans and leases (includes $7,003 and $6,681 measured at fair value)	903,088	927,861
Allowance for loan and lease losses	(16,168)	(18,802)
Loans and leases, net of allowance	886,920	909,059
Premises and equipment, net	10,803	11,000
Goodwill	68,951	68,951
Loans held-for-sale (includes $1,680 and $1,585 measured at fair value)	7,895	9,243
Customer and other receivables	66,404	64,221
Other assets (includes $17,212 and $15,718 measured at fair value)	156,221	135,203
Total assets	$2,969,992	$2,819,627

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$703,822	$650,674
Interest-bearing (includes $504 and $481 measured at fair value)	1,079,551	1,038,341
Deposits in non-U.S. offices:
Noninterest-bearing	22,423	17,698
Interest-bearing	79,142	88,767
Total deposits	1,884,938	1,795,480
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $154,865 and $135,391 measured at fair value)	199,443	170,323
Trading account liabilities	102,788	71,320
Derivative liabilities	42,325	45,526
Short-term borrowings (includes $4,503 and $5,874 measured at fair value)	21,724	19,321
Accrued expenses and other liabilities (includes $17,571 and $16,311 measured at fair value and $1,829 and $1,878 of reserve for unfunded lending commitments)	193,563	181,799
Long-term debt (includes $30,514 and $32,200 measured at fair value)	251,211	262,934
Total liabilities	2,695,992	2,546,703
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities and Note 10 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,923,686 and 3,931,440 shares	24,319	24,510
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 8,589,731,470 and 8,650,814,105 shares	83,071	85,982
Retained earnings	170,082	164,088
Accumulated other comprehensive income (loss)	(3,472)	(1,656)
Total shareholders’ equity	274,000	272,924
Total liabilities and shareholders’ equity	$2,969,992	$2,819,627

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$4,530	$5,225
Loans and leases	19,346	23,636
Allowance for loan and lease losses	(1,261)	(1,693)
Loans and leases, net of allowance	18,085	21,943
All other assets	1,387	1,387
Total assets of consolidated variable interest entities	$24,002	$28,555
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $37 and $22 of non-recourse short-term borrowings)	$338	$454
Long-term debt (includes $5,286 and $7,053 of non-recourse debt)	5,286	7,053
All other liabilities (includes $11 and $16 of non-recourse liabilities)	11	16
Total liabilities of consolidated variable interest entities	$5,635	$7,523
See accompanying Notes to Consolidated Financial Statements.

45 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, December 31, 2019	$23,401	8,836.1	$91,723	$156,319	$(6,633)	$264,810
Cumulative adjustment for adoption of credit loss accounting standard				(2,406)		(2,406)
Net income				4,010		4,010
Net change in debt securities					4,795	4,795
Net change in debit valuation adjustments					1,346	1,346
Net change in derivatives					417	417
Employee benefit plan adjustments					43	43
Net change in foreign currency translation adjustments					(88)	(88)
Dividends declared:
Common				(1,579)		(1,579)
Preferred				(469)		(469)
Issuance of preferred stock	1,098					1,098
Redemption of preferred stock	(1,072)					(1,072)
Common stock issued under employee plans, net, and other		39.7	384	(9)		375
Common stock repurchased		(200.3)	(6,362)			(6,362)
Balance, March 31, 2020	$23,427	8,675.5	$85,745	$155,866	$(120)	$264,918

Balance, December 31, 2020	$24,510	8,650.8	$85,982	$164,088	$(1,656)	$272,924
Net income				8,050		8,050
Net change in debt securities					(840)	(840)
Net change in debit valuation adjustments					116	116
Net change in derivatives					(1,114)	(1,114)
Employee benefit plan adjustments					51	51
Net change in foreign currency translation adjustments					(29)	(29)
Dividends declared:
Common				(1,563)		(1,563)
Preferred				(490)		(490)
Issuance of preferred stock	902					902
Redemption of preferred stock	(1,093)					(1,093)
Common stock issued under employee plans, net, and other		40.0	559	(3)		556
Common stock repurchased		(101.1)	(3,470)			(3,470)
Balance, March 31, 2021	$24,319	8,589.7	$83,071	$170,082	$(3,472)	$274,000

See accompanying Notes to Consolidated Financial Statements.

Bank of America 46

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Three Months Ended March 31
(Dollars in millions)	2021	2020
Operating activities
Net income	$8,050	$4,010
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(1,860)	4,761
Gains on sales of debt securities	—	(315)
Depreciation and amortization	461	432
Net amortization of premium/discount on debt securities	1,530	482
Deferred income taxes	566	(229)
Stock-based compensation	853	543
Loans held-for-sale:
Originations and purchases	(8,253)	(6,078)
Proceeds from sales and paydowns of loans originally classified as held for sale and instruments from related securitization activities	9,383	7,397
Net change in:
Trading and derivative assets/liabilities	(53,756)	29,615
Other assets	(23,477)	(21,022)
Accrued expenses and other liabilities	12,186	(588)
Other operating activities, net	1,989	35
Net cash provided by (used in) operating activities	(52,328)	19,043
Investing activities
Net change in:
Time deposits placed and other short-term investments	(1,313)	(5,176)
Federal funds sold and securities borrowed or purchased under agreements to resell	44,911	(27,372)
Debt securities carried at fair value:
Proceeds from sales	491	9,977
Proceeds from paydowns and maturities	37,105	16,708
Purchases	(79,075)	(18,131)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	31,703	11,933
Purchases	(169,930)	(7,132)
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	2,263	2,050
Purchases	(1,053)	(1,982)
Other changes in loans and leases, net	22,585	(69,667)
Other investing activities, net	(767)	(1,619)
Net cash used in investing activities	(113,080)	(90,411)
Financing activities
Net change in:
Deposits	89,458	148,522
Federal funds purchased and securities loaned or sold under agreements to repurchase	29,120	4,934
Short-term borrowings	2,403	5,904
Long-term debt:
Proceeds from issuance	13,132	18,728
Retirement	(13,991)	(7,843)
Preferred stock:
Proceeds from issuance	902	1,098
Redemption	(1,093)	(1,072)
Common stock repurchased	(3,470)	(6,362)
Cash dividends paid	(2,114)	(2,083)
Other financing activities, net	(720)	(679)
Net cash provided by financing activities	113,627	161,147
Effect of exchange rate changes on cash and cash equivalents	(2,581)	(949)
Net increase (decrease) in cash and cash equivalents	(54,362)	88,830
Cash and cash equivalents at January 1	380,463	161,560
Cash and cash equivalents at March 31	$326,101	$250,390
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
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, and related notes thereto, of the Corporation’s 2020 Annual Report on Form 10-K.
The nature of the Corporation’s business is such that the results of any interim period are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period results, have been made. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission. Certain prior-period amounts have been reclassified to conform to current-period presentation.
NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for the three months ended March 31, 2021 and 2020. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K. For a disaggregation of noninterest income by business segment and All Other, see Note 17 – Business Segment Information.

	Three Months Ended March 31
(Dollars in millions)	2021	2020
Net interest income
Interest income
Loans and leases	$7,234	$9,963
Debt securities	2,730	2,843
Federal funds sold and securities borrowed or purchased under agreements to resell	(7)	819
Trading account assets	872	1,247
Other interest income	566	1,226
Total interest income	11,395	16,098

Interest expense
Deposits	133	1,184
Short-term borrowings	(79)	1,120
Trading account liabilities	246	329
Long-term debt	898	1,335
Total interest expense	1,198	3,968
Net interest income	$10,197	$12,130

Noninterest income
Fees and commissions
Card income
Interchange fees (1)	$1,067	$792
Other card income	368	480
Total card income	1,435	1,272
Service charges
Deposit-related fees	1,495	1,627
Lending-related fees	297	276
Total service charges	1,792	1,903
Investment and brokerage services
Asset management fees	3,002	2,682
Brokerage fees	1,061	1,076
Total investment and brokerage services	4,063	3,758
Investment banking fees
Underwriting income	1,546	848
Syndication fees	300	271
Financial advisory services	400	269
Total investment banking fees	2,246	1,388
Total fees and commissions	9,536	8,321
Market making and similar activities	3,529	2,807
Other income (loss)	(441)	(491)
Total noninterest income	$12,624	$10,637
(1)Gross interchange fees and merchant income were $2.5 billion and $2.3 billion for the three months ended March 31, 2021 and 2020 and are presented net of $1.4 billion and $1.5 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

Bank of America 48

NOTE 3 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles and Note 3 –
Derivatives to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at March 31, 2021 and December 31, 2020. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		March 31, 2021
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$17,024.6	$153.6	$11.0	$164.6	$159.1	$4.1	$163.2
Futures and forwards	5,241.6	4.9	—	4.9	4.8	—	4.8
Written options	1,690.7	—	—	—	34.4	—	34.4
Purchased options	1,728.2	37.5	—	37.5	—	—	—
Foreign exchange contracts
Swaps	1,457.9	33.6	0.5	34.1	35.0	0.6	35.6
Spot, futures and forwards	4,861.4	45.5	0.5	46.0	44.9	0.1	45.0
Written options	335.0	—	—	—	4.2	—	4.2
Purchased options	326.1	4.4	—	4.4	—	—	—
Equity contracts
Swaps	339.4	13.0	—	13.0	13.7	—	13.7
Futures and forwards	136.3	0.2	—	0.2	1.8	—	1.8
Written options	620.2	—	—	—	52.2	—	52.2
Purchased options	550.1	55.8	—	55.8	—	—	—
Commodity contracts
Swaps	40.3	2.0	—	2.0	4.1	—	4.1
Futures and forwards	68.8	2.0	—	2.0	1.0	0.1	1.1
Written options	33.9	—	—	—	1.7	—	1.7
Purchased options	29.5	1.8	—	1.8	—	—	—
Credit derivatives (2)
Purchased credit derivatives:
Credit default swaps	362.2	2.1	—	2.1	5.4	—	5.4
Total return swaps/options	79.2	0.4	—	0.4	1.3	—	1.3
Written credit derivatives:
Credit default swaps	340.6	5.3	—	5.3	1.9	—	1.9
Total return swaps/options	79.5	1.6	—	1.6	0.4	—	0.4
Gross derivative assets/liabilities		$363.7	$12.0	$375.7	$365.9	$4.9	$370.8
Less: Legally enforceable master netting agreements				(294.5)			(294.5)
Less: Cash collateral received/paid				(35.3)			(34.0)
Total derivative assets/liabilities				$45.9			$42.3
(1)Represents the total contract/notional amount of derivative assets and liabilities outstanding.
(2)The net derivative asset and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $3.1 billion and $313.1 billion at March 31, 2021.

49 Bank of America

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
(2)The net derivative asset and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $2.2 billion and $269.8 billion at December 31, 2020.
Offsetting of Derivatives
The Corporation enters into International Swaps and Derivatives Association, Inc. (ISDA) master netting agreements or similar agreements with substantially all of the Corporation’s derivative counterparties. For more information, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at March 31, 2021 and December 31, 2020 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements, which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 9 – Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash.

Bank of America 50

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	March 31, 2021		December 31, 2020
Interest rate contracts
Over-the-counter	$196.7	$190.4	$247.7	$243.5
Exchange-traded	0.1	0.1	—	—
Over-the-counter cleared	9.1	9.8	10.2	9.1
Foreign exchange contracts
Over-the-counter	80.7	81.7	92.2	96.5
Over-the-counter cleared	1.2	1.2	1.4	1.3
Equity contracts
Over-the-counter	33.1	29.4	31.3	28.3
Exchange-traded	33.2	32.2	32.3	31.0
Commodity contracts
Over-the-counter	3.9	4.9	3.5	5.0
Exchange-traded	0.8	1.0	0.7	0.7
Over-the-counter cleared	0.1	0.1	—	—
Credit derivatives
Over-the-counter	6.4	6.0	5.2	5.6
Over-the-counter cleared	2.8	2.7	2.2	1.9
Total gross derivative assets/liabilities, before netting
Over-the-counter	320.8	312.4	379.9	378.9
Exchange-traded	34.1	33.3	33.0	31.7
Over-the-counter cleared	13.2	13.8	13.8	12.3
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(285.9)	(284.6)	(345.7)	(347.2)
Exchange-traded	(32.1)	(32.1)	(29.5)	(29.5)
Over-the-counter cleared	(11.8)	(11.8)	(12.2)	(11.8)
Derivative assets/liabilities, after netting	38.3	31.0	39.3	34.4
Other gross derivative assets/liabilities (2)	7.6	11.3	7.9	11.1
Total derivative assets/liabilities	45.9	42.3	47.2	45.5
Less: Financial instruments collateral (3)	(17.0)	(14.5)	(16.1)	(16.6)
Total net derivative assets/liabilities	$28.9	$27.8	$31.1	$28.9
(1)Over-the-counter derivatives include bilateral transactions between the Corporation and a particular counterparty. Over-the-counter cleared derivatives include bilateral transactions between the Corporation and a counterparty where the transaction is cleared through a clearinghouse. Exchange-traded derivatives include listed options transacted on an exchange.
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
Fair Value Hedges
The table below summarizes information related to fair value hedges for the three months ended March 31, 2021 and 2020.

Gains and Losses on Derivatives Designated as Fair Value Hedges

	Three Months Ended March 31
	2021		2020
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$(8,063)	$8,002	$10,334	$(10,276)
Interest rate and foreign currency risk on long-term debt (2)	(28)	26	505	(491)
Interest rate risk on available-for-sale securities (3)	5,241	(5,150)	(350)	342
Total	$(2,850)	$2,878	$10,489	$(10,425)
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)For the three months ended March 31, 2021 and 2020, the derivative amount includes gains (losses) of $(34) million and $734 million in interest expense, $8 million and $(241) million in market making and similar activities, and $(2) million and $12 million in accumulated other comprehensive income (OCI), respectively. Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
(3)Amounts are recorded in interest income in the Consolidated Statement of Income.

51 Bank of America

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

Designated Fair Value Hedged Assets and Liabilities

	March 31, 2021		December 31, 2020
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt (2)	$143,897	$2,304	$150,556	$8,910
Available-for-sale debt securities (2, 3, 4)	152,388	(4,881)	116,252	114
Trading account assets (5)	660	—	427	15
(1)Increase (decrease) to carrying value.
(2)At March 31, 2021 and December 31, 2020, the cumulative fair value adjustments remaining on long-term debt and available-for-sale debt securities from discontinued hedging relationships resulted in an increase in the related liability of $2.1 billion and $3.7 billion and a decrease in the related asset of $71 million and $69 million, which are being amortized over the remaining contractual life of the de-designated hedged items.
(3)These amounts include the amortized cost of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship (i.e. last-of-layer hedging relationship). At March 31, 2021 and December 31, 2020, the amortized cost of the closed portfolios used in these hedging relationships was $30.5 billion and $34.6 billion, of which $7.0 billion was designated in the last-of-layer hedging relationship at both dates. At March 31, 2021, the cumulative adjustment associated with these hedging relationships was a decrease of $115 million. At December 31, 2020, the cumulative adjustment was insignificant.
(4)Carrying value represents amortized cost.
(5)Represents hedging activities related to precious metals inventory.
Cash Flow and Net Investment Hedges
The table below summarizes certain information related to cash flow hedges and net investment hedges for the three months ended March 31, 2021 and 2020. Of the $688 million after-tax net loss ($917 million pretax) on derivatives in accumulated OCI at March 31, 2021, gains of $220 million after-tax ($294 million pretax) related to both open and terminated cash flow hedges are expected to be reclassified into earnings in the next
12 months. These net gains reclassified into earnings are expected to primarily increase net interest income related to the respective hedged items. For terminated cash flow hedges, the time period over which the majority of the forecasted transactions are hedged is approximately 3 years, with a maximum length of time for certain forecasted transactions of 15 years.

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Three Months Ended March 31
	2021		2020
(Dollars in millions, amounts pretax)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI
Cash flow hedges
Interest rate risk on variable-rate assets (1)	$(1,057)	$37	$591	$(26)
Price risk on forecasted MBS purchases (1)	(393)	9	—	—
Price risk on certain compensation plans (2)	24	12	(82)	—
Total	$(1,426)	$58	$509	$(26)
Net investment hedges
Foreign exchange risk (3)	$727	$—	$1,368	$—
(1)Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. For the three months ended March 31, 2021 and 2020, amounts excluded from effectiveness testing and recognized in market making and similar activities were gains (losses) of $(2) million and $30 million.

Bank of America 52

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The table below presents gains (losses) on these derivatives for the three months ended March 31, 2021 and 2020. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

	Three Months Ended March 31
(Dollars in millions)	2021	2020
Interest rate risk on mortgage activities (1, 2)	$(190)	$379
Credit risk on loans (2)	(17)	88
Interest rate and foreign currency risk on asset and liability management activities (3)	1,261	1,528
Price risk on certain compensation plans (4)	280	(757)
(1)Primarily related to hedges of interest rate risk on mortgage servicing rights (MSRs) and interest rate lock commitments (IRLCs) to originate mortgage loans that will be held for sale. The net gains on IRLCs, which are not included in the table but are considered derivative instruments, were $19 million and $48 million for the three months ended March 31, 2021 and 2020.
(2)Gains (losses) on these derivatives are recorded in other income.
(3)Gains (losses) on these derivatives are recorded in market making and similar activities.
(4)Gains (losses) on these derivatives are recorded in compensation and benefits expense.
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At March 31, 2021 and December 31, 2020, the Corporation had transferred $5.1 billion and $5.2 billion of non-U.S. government-guaranteed mortgage-backed securities (MBS) to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $5.1 billion and $5.2 billion at the transfer dates. At March 31, 2021 and December 31, 2020, the fair value of the transferred securities was $5.4 billion and $5.5 billion.
Sales and Trading Revenue
The Corporation enters into trading derivatives to facilitate client transactions and to manage risk exposures arising from trading account assets and liabilities. It is the Corporation’s policy to include these derivative instruments in its trading activities, which include derivatives and non-derivative cash instruments. The resulting risk from these derivatives is managed on a portfolio basis as part of the Corporation’s Global Markets business segment. For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three months ended March 31, 2021 and 2020. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 17 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	Three Months Ended March 31, 2021
Interest rate risk	$372	$463	$57	$892
Foreign exchange risk	407	(18)	2	391
Equity risk	1,282	36	516	1,834
Credit risk	802	363	114	1,279
Other risk (2)	607	(18)	20	609
Total sales and trading revenue	$3,470	$826	$709	$5,005

	Three Months Ended March 31, 2020
Interest rate risk	$1,495	$617	$73	$2,185
Foreign exchange risk	465	5	5	475
Equity risk	1,259	(123)	519	1,655
Credit risk	(379)	443	34	98
Other risk (2)	133	21	6	160
Total sales and trading revenue	$2,973	$963	$637	$4,573
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $548 million and $557 million for the three months ended March 31, 2021 and 2020.
(2)Includes commodity risk.
Credit Derivatives
The Corporation enters into credit derivatives primarily to facilitate client transactions and to manage credit risk exposures. Credit derivatives are classified as investment and non-investment grade based on the credit quality of the underlying referenced obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments. The Corporation discloses internal categorizations of investment grade and non-investment grade consistent with how risk is managed for these instruments. For more information on credit derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

53 Bank of America

Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at March 31, 2021 and December 31, 2020 are summarized in the table below.

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	March 31, 2021
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$—	$3	$52	$47	$102
Non-investment grade	43	153	474	1,084	1,754
Total	43	156	526	1,131	1,856
Total return swaps/options:
Investment grade	32	—	—	—	32
Non-investment grade	129	266	—	—	395
Total	161	266	—	—	427
Total credit derivatives	$204	$422	$526	$1,131	$2,283
Credit-related notes:
Investment grade	$—	$—	$—	$341	$341
Non-investment grade	7	1	10	1,329	1,347
Total credit-related notes	$7	$1	$10	$1,670	$1,688
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$33,138	$74,361	$99,302	$27,974	$234,775
Non-investment grade	13,206	29,761	47,496	15,366	105,829
Total	46,344	104,122	146,798	43,340	340,604
Total return swaps/options:
Investment grade	48,002	64	128	—	48,194
Non-investment grade	16,047	15,217	28	5	31,297
Total	64,049	15,281	156	5	79,491
Total credit derivatives	$110,393	$119,403	$146,954	$43,345	$420,095

	December 31, 2020
	Carrying Value
Credit default swaps:
Investment grade	$—	$1	$35	$94	$130
Non-investment grade	26	233	364	1,163	1,786
Total	26	234	399	1,257	1,916
Total return swaps/options:
Investment grade	21	4	—	—	25
Non-investment grade	345	—	—	—	345
Total	366	4	—	—	370
Total credit derivatives	$392	$238	$399	$1,257	$2,286
Credit-related notes:
Investment grade	$—	$—	$—	$572	$572
Non-investment grade	64	2	10	947	1,023
Total credit-related notes	$64	$2	$10	$1,519	$1,595
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$33,474	$75,731	$87,218	$16,822	$213,245
Non-investment grade	13,664	28,770	35,978	9,852	88,264
Total	47,138	104,501	123,196	26,674	301,509
Total return swaps/options:
Investment grade	30,961	1,061	77	—	32,099
Non-investment grade	36,128	364	27	5	36,524
Total	67,089	1,425	104	5	68,623
Total credit derivatives	$114,227	$105,926	$123,300	$26,679	$370,132
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

Bank of America 54

Credit-related Contingent Features and Collateral
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At March 31, 2021 and December 31, 2020, the Corporation held cash and securities collateral of $89.3 billion and $96.5 billion and posted cash and securities collateral of $72.7 billion and $88.6 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
In connection with certain over-the-counter derivative contracts and other trading agreements, the Corporation can be required to provide additional collateral or to terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of the Corporation or certain subsidiaries. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. For more information on credit-related contingent features and collateral, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
At March 31, 2021, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $3.0 billion, including $1.9 billion for Bank of America, National Association.
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At March 31, 2021 and December 31, 2020, the liability recorded for these derivative contracts was not significant.
The following table presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at March 31, 2021 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch.

Additional Collateral Required to be Posted Upon Downgrade at March 31, 2021

(Dollars in millions)	One incremental notch	Second incremental notch
Bank of America Corporation	$241	$724
Bank of America, N.A. and subsidiaries (1)	66	584
(1)Included in Bank of America Corporation collateral requirements in this table.
The table below presents the derivative liabilities that would be subject to unilateral termination by counterparties and the amounts of collateral that would have been contractually required at March 31, 2021 if the long-term senior debt ratings for the Corporation or certain subsidiaries had been lower by one incremental notch and by an additional second incremental notch.

Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at March 31, 2021

(Dollars in millions)	One incremental notch	Second incremental notch
Derivative liabilities	$32	$585
Collateral posted	19	339
Valuation Adjustments on Derivatives
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for the three months ended March 31, 2021 and 2020. For more information on the valuation adjustments on derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

Valuation Adjustments Gains (Losses) on Derivatives (1)

	Three Months Ended March 31
(Dollars in millions)	2021	2020
Derivative assets (CVA)	$155	$(784)
Derivative assets/liabilities (FVA)	48	(156)
Derivative liabilities (DVA)	23	414
(1)At March 31, 2021 and December 31, 2020, cumulative CVA reduced the derivative assets balance by $491 million and $646 million, cumulative FVA reduced the net derivatives balance by $129 million and $177 million, and cumulative DVA reduced the derivative liabilities balance by $332 million and $309 million.

55 Bank of America

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt securities, other debt securities carried at fair value and held-to-maturity (HTM) debt securities at March 31, 2021 and December 31, 2020.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	March 31, 2021
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$52,395	$2,169	$(30)	$54,534
Agency-collateralized mortgage obligations	4,618	132	(17)	4,733
Commercial	16,013	840	(53)	16,800
Non-agency residential (1)	871	30	(43)	858
Total mortgage-backed securities	73,897	3,171	(143)	76,925
U.S. Treasury and agency securities	158,352	2,161	(492)	160,021
Non-U.S. securities	14,767	7	(6)	14,768
Other taxable securities, substantially all asset-backed securities	2,519	43	(4)	2,558
Total taxable securities	249,535	5,382	(645)	254,272
Tax-exempt securities	16,023	328	(10)	16,341
Total available-for-sale debt securities	265,558	5,710	(655)	270,613
Other debt securities carried at fair value (2)	10,322	143	(166)	10,299
Total debt securities carried at fair value	275,880	5,853	(821)	280,912
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	576,031	6,895	(13,668)	569,258
Total debt securities (3,4)	$851,911	$12,748	$(14,489)	$850,170

	December 31, 2020
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$59,518	$2,370	$(39)	$61,849
Agency-collateralized mortgage obligations	5,112	161	(13)	5,260
Commercial	15,470	1,025	(4)	16,491
Non-agency residential (1)	899	127	(17)	1,009
Total mortgage-backed securities	80,999	3,683	(73)	84,609
U.S. Treasury and agency securities	114,157	2,236	(13)	116,380
Non-U.S. securities	14,009	15	(7)	14,017
Other taxable securities, substantially all asset-backed securities	2,656	61	(6)	2,711
Total taxable securities	211,821	5,995	(99)	217,717
Tax-exempt securities	16,417	389	(32)	16,774
Total available-for-sale debt securities	228,238	6,384	(131)	234,491
Other debt securities carried at fair value (2)	11,720	429	(39)	12,110
Total debt securities carried at fair value	239,958	6,813	(170)	246,601
Held-to-maturity debt securities, substantially all U.S. agency mortgage-backed securities	438,279	10,095	(194)	448,180
Total debt securities (3, 4)	$678,237	$16,908	$(364)	$694,781
(1)At March 31, 2021 and December 31, 2020, the underlying collateral type included approximately 37 percent prime as of both dates, one percent and two percent Alt-A and 62 percent and 61 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 14 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $78.0 billion and $65.5 billion at March 31, 2021 and December 31, 2020.
(4)The Corporation held debt securities from Fannie Mae (FNMA) and Freddie Mac (FHLMC) that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $312.6 billion and $164.2 billion, and a fair value of $312.1 billion and $162.1 billion at March 31, 2021, and an amortized cost of $260.1 billion and $118.1 billion, and a fair value of $267.5 billion and $120.7 billion at December 31, 2020.

At March 31, 2021, the accumulated net unrealized gain on AFS debt securities, excluding the amount related to debt securities previously transferred to held to maturity, included in accumulated OCI was $3.8 billion, net of the related income tax expense of $1.3 billion. The Corporation had nonperforming AFS debt securities of $20 million at both March 31, 2021 and December 31, 2020.
At March 31, 2021 and December 31, 2020, the Corporation had $236.1 billion and $200.0 billion in AFS debt securities, which were primarily U.S. agency and U.S. Treasury securities that have a zero credit loss assumption. For the remaining $34.5 billion in AFS debt securities at both March 31, 2021 and December 31, 2020, the amount of expected credit losses was insignificant. Substantially all of the Corporation's HTM debt securities are U.S. agency MBS and have a zero credit loss assumption.
At March 31, 2021 and December 31, 2020, the Corporation held equity securities at an aggregate fair value of $758 million and $769 million and other equity securities, as valued under the measurement alternative, at a carrying value of $255 million and $240 million, both of which are included in other assets. At both March 31, 2021 and December 31, 2020, the Corporation also held money market investments at a fair value of $1.6 billion, which are included in time deposits placed and other short-term investments.

Bank of America 56

During the three months ended March 31, 2021, the Corporation recorded gross realized gains on the sales of AFS debt securities of $15 million and gross realized losses of $15 million. For the same period in 2020, the Corporation recorded gross realized gains of $316 million and gross realized losses of $1 million, resulting in a net gain of $315 million, with $79 million of income taxes attributable to the realized net gains on sales of these AFS debt securities.
The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at March 31, 2021 and December 31, 2020.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	March 31, 2021
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$2,111	$(30)	$—	$—	$2,111	$(30)
Agency-collateralized mortgage obligations	1,864	(10)	316	(7)	2,180	(17)
Commercial	1,177	(53)	2	—	1,179	(53)
Non-agency residential	540	(28)	175	(15)	715	(43)
Total mortgage-backed securities	5,692	(121)	493	(22)	6,185	(143)
U.S. Treasury and agency securities	39,989	(488)	689	(4)	40,678	(492)
Non-U.S. securities	66	(1)	625	(5)	691	(6)
Other taxable securities, substantially all asset-backed securities	253	(2)	203	(2)	456	(4)
Total taxable securities	46,000	(612)	2,010	(33)	48,010	(645)
Tax-exempt securities	—	—	208	(10)	208	(10)
Total AFS debt securities in a continuous unrealized loss position	$46,000	$(612)	$2,218	$(43)	$48,218	$(655)

	December 31, 2020
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$2,841	$(39)	$2	$—	$2,843	$(39)
Agency-collateralized mortgage obligations	187	(2)	364	(11)	551	(13)
Commercial	566	(4)	9	—	575	(4)
Non-agency residential	342	(9)	56	(8)	398	(17)
Total mortgage-backed securities	3,936	(54)	431	(19)	4,367	(73)
U.S. Treasury and agency securities	8,282	(9)	498	(4)	8,780	(13)
Non-U.S. securities	1,861	(6)	135	(1)	1,996	(7)
Other taxable securities, substantially all asset-backed securities	576	(2)	396	(4)	972	(6)
Total taxable securities	14,655	(71)	1,460	(28)	16,115	(99)
Tax-exempt securities	4,108	(29)	617	(3)	4,725	(32)
Total AFS debt securities in a continuous unrealized loss position	$18,763	$(100)	$2,077	$(31)	$20,840	$(131)

57 Bank of America

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at March 31, 2021 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the MBS or other asset backed securities (ABS) are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$6	5.14%	$54	4.46%	$52,335	3.36%	$52,395	3.36%
Agency-collateralized mortgage obligations	—	—	—	—	23	2.48	4,595	2.93	4,618	2.93
Commercial	26	3.12	7,859	2.51	6,984	2.18	1,157	2.53	16,026	2.37
Non-agency residential	—	—	—	—	—	—	1,573	6.55	1,573	6.55
Total mortgage-backed securities	26	3.12	7,865	2.51	7,061	2.20	59,660	3.39	74,612	3.18
U.S. Treasury and agency securities	6,886	1.19	28,191	1.88	123,796	0.79	32	2.54	158,905	1.00
Non-U.S. securities	22,288	0.34	1,365	1.51	1	3.56	167	5.29	23,821	0.44
Other taxable securities, substantially all asset-backed securities	990	1.19	903	2.98	370	2.20	256	1.66	2,519	2.03
Total taxable securities	30,190	0.56	38,324	2.03	131,228	0.87	60,115	3.39	259,857	1.60
Tax-exempt securities	1,302	0.92	8,131	1.28	4,038	1.73	2,552	1.32	16,023	1.37
Total amortized cost of debt securities carried at fair value	$31,492	0.57	$46,455	1.89	$135,266	0.90	$62,667	3.31	$275,880	1.57
Amortized cost of HTM debt securities (2)	$49	2.02	$625	2.42	$61,566	1.27	$513,791	2.23	$576,031	2.13

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$6		$58		$54,470		$54,534
Agency-collateralized mortgage obligations	—		—		24		4,709		4,733
Commercial	27		8,294		7,300		1,192		16,813
Non-agency residential	—		—		6		1,605		1,611
Total mortgage-backed securities	27		8,300		7,388		61,976		77,691
U.S. Treasury and agency securities	6,918		29,464		124,159		33		160,574
Non-U.S. securities	22,209		1,373		1		162		23,745
Other taxable securities, substantially all asset-backed securities	992		937		375		257		2,561
Total taxable securities	30,146		40,074		131,923		62,428		264,571
Tax-exempt securities	1,306		8,252		4,191		2,592		16,341
Total debt securities carried at fair value	$31,452		$48,326		$136,114		$65,020		$280,912
Fair value of HTM debt securities (2)	$49		$656		$58,043		$510,510		$569,258
(1)The weighted-average yield is computed based on a constant effective interest rate over the contractual life of each security. The average yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.
(2)Substantially all U.S. agency MBS.

Bank of America 58

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at March 31, 2021 and December 31, 2020.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	March 31, 2021
Consumer real estate
Residential mortgage	$1,230	$414	$1,635	$3,279	$211,500		$214,779
Home equity	139	75	362	576	31,502		32,078
Credit card and other consumer
Credit card	316	246	755	1,317	71,469		72,786
Direct/Indirect consumer (2)	143	44	27	214	91,523		91,737
Other consumer	—	—	—	—	132		132
Total consumer	1,828	779	2,779	5,386	406,126		411,512
Consumer loans accounted for under the fair value option (3)						$693	693
Total consumer loans and leases	1,828	779	2,779	5,386	406,126	693	412,205
Commercial
U.S. commercial	1,201	220	349	1,770	281,459		283,229
Non-U.S. commercial	112	26	105	243	91,092		91,335
Commercial real estate (4)	44	141	230	415	58,349		58,764
Commercial lease financing	138	25	48	211	16,148		16,359
U.S. small business commercial (5)	65	41	107	213	34,673		34,886
Total commercial	1,560	453	839	2,852	481,721		484,573
Commercial loans accounted for under the fair value option (3)						6,310	6,310
Total commercial loans and leases	1,560	453	839	2,852	481,721	6,310	490,883
Total loans and leases (6)	$3,388	$1,232	$3,618	$8,238	$887,847	$7,003	$903,088
Percentage of outstandings	0.37%	0.14%	0.40%	0.91%	98.31%	0.78%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $203 million and nonperforming loans of $128 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $100 million and nonperforming loans of $124 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $728 million. Consumer real estate loans current or less than 30 days past due includes $1.5 billion and direct/indirect consumer includes $53 million of nonperforming loans. For information on the Corporation's interest accrual policies and delinquency status for loan modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $45.4 billion, U.S. securities-based lending loans of $42.4 billion and non-U.S. consumer loans of $3.1 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $275 million and home equity loans of $418 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $4.2 billion and non-U.S. commercial loans of $2.1 billion. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $55.8 billion and non-U.S. commercial real estate loans of $3.0 billion.
(5)Includes Paycheck Protection Program loans.
(6)Total outstandings includes loans and leases pledged as collateral of $15.3 billion. The Corporation also pledged $145.5 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.

59 Bank of America

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	December 31, 2020
Consumer real estate
Residential mortgage	$1,430	$297	$1,699	$3,426	$220,129		$223,555
Home equity	154	78	345	577	33,734		34,311
Credit card and other consumer
Credit card	445	341	903	1,689	77,019		78,708
Direct/Indirect consumer (2)	209	67	37	313	91,050		91,363
Other consumer	—	—	—	—	124		124
Total consumer	2,238	783	2,984	6,005	422,056		428,061
Consumer loans accounted for under the fair value option (3)						$735	735
Total consumer loans and leases	2,238	783	2,984	6,005	422,056	735	428,796
Commercial
U.S. commercial	561	214	512	1,287	287,441		288,728
Non-U.S. commercial	61	44	11	116	90,344		90,460
Commercial real estate (4)	128	113	226	467	59,897		60,364
Commercial lease financing	86	20	57	163	16,935		17,098
U.S. small business commercial (5)	84	56	123	263	36,206		36,469
Total commercial	920	447	929	2,296	490,823		493,119
Commercial loans accounted for under the fair value option (3)						5,946	5,946
Total commercial loans and leases	920	447	929	2,296	490,823	5,946	499,065
Total loans and leases (6)	$3,158	$1,230	$3,913	$8,301	$912,879	$6,681	$927,861
Percentage of outstandings	0.34%	0.13%	0.42%	0.89%	98.39%	0.72%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $225 million and nonperforming loans of $126 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $103 million and nonperforming loans of $95 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $762 million. Consumer real estate loans current or less than 30 days past due includes $1.2 billion and direct/indirect consumer includes $66 million of nonperforming loans. For information on the Corporation's interest accrual policies and delinquency status for loan modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $46.4 billion, U.S. securities-based lending loans of $41.1 billion and non-U .S. consumer loans of $3.0 billion.
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
(5)Includes Paycheck Protection Program loans.
(6)Total outstandings includes loans and leases pledged as collateral of $15.5 billion. The Corporation also pledged $153.1 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $9.4 billion and $9.0 billion at March 31, 2021 and December 31, 2020, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured, and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
Commercial nonperforming loans decreased to $2.1 billion at March 31, 2021 from $2.2 billion at December 31, 2020. Consumer nonperforming loans increased to $3.1 billion at March 31, 2021 from $2.7 billion at December 31, 2020 driven by consumer real estate deferral activity.
The following table presents the Corporation’s nonperforming loans and leases including nonperforming troubled debt restructurings (TDRs), and loans accruing past due 90 days or more at March 31, 2021 and December 31, 2020. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For information on the Corporation's interest accrual policies, delinquency status for loan modifications related to the pandemic and the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

Bank of America 60

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More (1)
(Dollars in millions)	March 31 2021	December 31 2020	March 31 2021	December 31 2020
Residential mortgage (2)	$2,366	$2,005	$728	$762
With no related allowance (3)	1,413	1,378	—	—
Home equity (2)	669	649	—	—
With no related allowance (3)	326	347	—	—
Credit Card	n/a	n/a	755	903
Direct/indirect consumer	56	71	25	33
Total consumer	3,091	2,725	1,508	1,698
U.S. commercial	1,228	1,243	99	228
Non-U.S. commercial	342	418	4	10
Commercial real estate	354	404	63	6
Commercial lease financing	80	87	20	25
U.S. small business commercial	67	75	98	115
Total commercial	2,071	2,227	284	384
Total nonperforming loans	$5,162	$4,952	$1,792	$2,082
Percentage of outstanding loans and leases	0.58%	0.54%	0.20%	0.23%
(1)For information on the Corporation's interest accrual policies and delinquency status for loan modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
(2)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At March 31, 2021 and December 31, 2020 residential mortgage includes $527 million and $537 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $201 million and $225 million of loans on which interest was still accruing.
(3)Primarily relates to loans for which the estimated fair value of the underlying collateral less any costs to sell is greater than the amortized cost of the loans as of the reporting date.
n/a = not applicable
Credit Quality Indicators
The Corporation monitors credit quality within its Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments based on primary credit quality indicators. For more information on the portfolio segments, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K. Within the Consumer Real Estate portfolio segment, the primary credit quality indicators are refreshed loan-to-value (LTV) and refreshed Fair Isaac Corporation (FICO) score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of the property securing the loan, refreshed quarterly. Home equity loans are evaluated using combined loan-to-value (CLTV), which measures the carrying value of the Corporation’s loan and available line of credit combined with any outstanding senior liens against the property as a percentage of the value of the property securing the loan, refreshed quarterly. FICO score measures the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower’s credit history. FICO scores are typically refreshed quarterly or more frequently. Certain borrowers (e.g., borrowers that have had debts discharged in a bankruptcy proceeding) may not have their FICO scores updated. FICO scores are also a primary credit quality indicator for the Credit Card and Other Consumer portfolio segment and the business card portfolio within U.S. small business commercial. Within the Commercial portfolio segment, loans are evaluated using the internal classifications of pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by the Corporation as Special Mention, Substandard or Doubtful, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, the Corporation uses other credit quality indicators for certain types of loans.
The following tables present certain credit quality indicators for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by class of financing receivables and year of origination for term loan balances at March 31, 2021, including revolving loans that converted to term loans without an additional credit decision after origination or through a TDR.

61 Bank of America

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of March 31, 2021	2021	2020	2019	2018	2017	Prior
Total Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$198,785	$24,600	$61,767	$34,753	$11,133	$16,831	$49,701
Greater than 90 percent but less than or equal to 100 percent	2,966	544	1,576	497	75	48	226
Greater than 100 percent	1,061	265	416	127	34	25	194
Fully-insured loans	11,967	722	4,122	1,693	316	302	4,812
Total Residential Mortgage	$214,779	$26,131	$67,881	$37,070	$11,558	$17,206	$54,933

Total Residential Mortgage
Refreshed FICO score
Less than 620	$2,601	$316	$550	$162	$131	$139	$1,303
Greater than or equal to 620 and less than 680	5,167	522	1,374	640	405	352	1,874
Greater than or equal to 680 and less than 740	23,267	2,345	6,998	3,670	1,570	1,993	6,691
Greater than or equal to 740	171,777	22,226	54,837	30,905	9,136	14,420	40,253
Fully-insured loans	11,967	722	4,122	1,693	316	302	4,812
Total Residential Mortgage	$214,779	$26,131	$67,881	$37,070	$11,558	$17,206	$54,933

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	March 31, 2021
Total Home Equity
Refreshed LTV
Less than or equal to 90 percent	$31,330	$1,885	$21,131	$8,314
Greater than 90 percent but less than or equal to 100 percent	307	116	82	109
Greater than 100 percent	441	156	104	181
Total Home Equity	$32,078	$2,157	$21,317	$8,604

Total Home Equity
Refreshed FICO score
Less than 620	$1,046	$251	$237	$558
Greater than or equal to 620 and less than 680	1,686	247	541	898
Greater than or equal to 680 and less than 740	5,308	540	2,649	2,119
Greater than or equal to 740	24,038	1,119	17,890	5,029
Total Home Equity	$32,078	$2,157	$21,317	$8,604
(1)At March 31, 2021, includes reverse mortgages of $1.4 billion and home equity loans of $800 million which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/Indirect as of March 31, 2021	Revolving Loans	2021	2020	2019	2018	2017	Prior	Total Credit Card as of March 31, 2021	Revolving Loans	Revolving Loans Converted to Term Loans (3)
Refreshed FICO score
Less than 620	$830	$17	$16	$120	$185	$146	$192	$154	$3,416	$3,235	$181
Greater than or equal to 620 and less than 680	2,003	18	191	585	476	273	243	217	8,482	8,267	215
Greater than or equal to 680 and less than 740	7,230	71	958	2,462	1,722	853	597	567	25,592	25,392	200
Greater than or equal to 740	35,592	106	3,750	11,521	9,507	4,982	2,885	2,841	35,296	35,249	47
Other internal credit metrics (1, 2)	46,082	45,490	46	79	119	87	65	196	—	—	—
Total credit card and other consumer	$91,737	$45,702	$4,961	$14,767	$12,009	$6,341	$3,982	$3,975	$72,786	$72,143	$643
(1)Other internal credit metrics may include delinquency status, geography or other factors.
(2)Direct/indirect consumer includes $45.5 billion of securities-based lending which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at March 31, 2021.
(3)Represents TDRs that were modified into term loans.

Bank of America 62

Commercial – Credit Quality Indicators By Vintage (1, 2)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$266,387	$9,884	$29,264	$31,405	$15,382	$13,010	$28,776	$138,666
Reservable criticized	16,842	72	1,512	2,339	2,594	793	1,844	7,688
Total U.S. Commercial	$283,229	$9,956	$30,776	$33,744	$17,976	$13,803	$30,620	$146,354

Non-U.S. Commercial
Risk ratings
Pass rated	$87,089	$4,618	$13,801	$9,692	$6,189	$3,595	$3,165	$46,029
Reservable criticized	4,246	272	809	736	498	395	397	1,139
Total Non-U.S. Commercial	$91,335	$4,890	$14,610	$10,428	$6,687	$3,990	$3,562	$47,168

Commercial Real Estate
Risk ratings
Pass rated	$49,019	$1,535	$8,053	$13,295	$7,503	$4,590	$9,241	$4,802
Reservable criticized	9,745	143	794	2,688	2,225	1,356	1,910	629
Total Commercial Real Estate	$58,764	$1,678	$8,847	$15,983	$9,728	$5,946	$11,151	$5,431

Commercial Lease Financing
Risk ratings
Pass rated	$15,666	$437	$2,938	$3,123	$2,597	$2,331	$4,240	$—
Reservable criticized	693	28	110	148	112	70	225	—
Total Commercial Lease Financing	$16,359	$465	$3,048	$3,271	$2,709	$2,401	$4,465	$—

U.S. Small Business Commercial (3)
Risk ratings
Pass rated	$27,410	$8,323	$15,411	$1,118	$829	$729	$838	$162
Reservable criticized	911	2	60	201	173	131	335	9
Total U.S. Small Business Commercial	$28,321	$8,325	$15,471	$1,319	$1,002	$860	$1,173	$171
Total	$478,008	$25,314	$72,752	$64,745	$38,102	$27,000	$50,971	$199,124
(1) Excludes $6.3 billion of loans accounted for under the fair value option at March 31, 2021.
(2)     Includes $41 million of loans that converted from revolving to term loans.
(3)     Excludes U.S. Small Business Card loans of $6.6 billion. Refreshed FICO scores for this portfolio are $230 million for less than 620; $553 million for greater than or equal to 620 and less than 680; $1.7 billion for greater than or equal to 680 and less than 740; and $4.1 billion greater than or equal to 740.

63 Bank of America

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
(1)At December 31, 2020, includes reverse mortgages of $1.3 billion and home equity loans of $885 million which are no longer originated.

Bank of America 64

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

Commercial – Credit Quality Indicators By Vintage (1, 2)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$268,812	$33,456	$33,305	$17,363	$14,102	$7,420	$21,784	$141,382
Reservable criticized	19,916	2,524	2,542	2,689	854	698	1,402	9,207
Total U.S. Commercial	$288,728	$35,980	$35,847	$20,052	$14,956	$8,118	$23,186	$150,589

Non-U.S. Commercial
Risk ratings
Pass rated	$85,914	$16,301	$11,396	$7,451	$5,037	$1,674	$2,194	$41,861
Reservable criticized	4,546	914	572	492	436	138	259	1,735
Total Non-U.S. Commercial	$90,460	$17,215	$11,968	$7,943	$5,473	$1,812	$2,453	$43,596

Commercial Real Estate
Risk ratings
Pass rated	$50,260	$8,429	$14,126	$8,228	$4,599	$3,299	$6,542	$5,037
Reservable criticized	10,104	933	2,558	2,115	1,582	606	1,436	874
Total Commercial Real Estate	$60,364	$9,362	$16,684	$10,343	$6,181	$3,905	$7,978	$5,911

Commercial Lease Financing
Risk ratings
Pass rated	$16,384	$3,083	$3,242	$2,956	$2,532	$1,703	$2,868	$—
Reservable criticized	714	117	117	132	81	88	179	—
Total Commercial Lease Financing	$17,098	$3,200	$3,359	$3,088	$2,613	$1,791	$3,047	$—

U.S. Small Business Commercial (3)
Risk ratings
Pass rated	$28,786	$24,539	$1,121	$837	$735	$527	$855	$172
Reservable criticized	1,148	76	239	210	175	113	322	13
Total U.S. Small Business Commercial	$29,934	$24,615	$1,360	$1,047	$910	$640	$1,177	$185
Total	$486,584	$90,372	$69,218	$42,473	$30,133	$16,266	$37,841	$200,281
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
During the three months ended March 31, 2021, commercial asset quality showed signs of stabilization as economic recovery gained momentum. Commercial reservable criticized utilized exposure decreased to $34.3 billion at March 31, 2021 from $38.7 billion (to 6.59 percent from 7.31 percent of total commercial reservable utilized exposure) at December 31, 2020, which was broad-based across industries.
Troubled Debt Restructurings
The Corporation has been entering into loan modifications with borrowers in response to the pandemic, most of which are not classified as TDRs, and therefore are not included in the following discussion. For more information on the criteria for classifying loans as TDRs, see Note 1 – Summary of Significant

65 Bank of America

Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
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
Consumer real estate loans of $358 million that have been discharged in Chapter 7 bankruptcy with no change in repayment terms and not reaffirmed by the borrower were included in TDRs at March 31, 2021, of which $103 million were classified as nonperforming and $65 million were loans fully insured.
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
At March 31, 2021 and December 31, 2020, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were not significant. Consumer real estate foreclosed properties totaled $101 million and $123 million at March 31, 2021 and December 31, 2020. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at March 31, 2021 was $1.1 billion. Although the Corporation has paused formal loan foreclosure proceedings and foreclosure sales for occupied properties, during the three months ended March 31, 2021, the Corporation reclassified $10 million of consumer real estate loans completed or which were in process prior to the pause in foreclosures, to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
The table below presents the March 31, 2021 and 2020 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of consumer real estate loans that were modified in TDRs during the three months ended March 31, 2021 and 2020. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Consumer Real Estate – TDRs Entered into During the Three Months Ended March 31, 2021 and 2020 (1)

	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (2)
(Dollars in millions)	March 31, 2021
Residential mortgage	$519	$464	3.50%	3.48%
Home equity	62	49	3.43	3.44
Total	$581	$513	3.49	3.48

	March 31, 2020
Residential mortgage	$122	$103	4.04%	3.94%
Home equity	23	20	4.69	4.68
Total	$145	$123	4.15	4.06
(1)For more information on the Corporation's loan modification programs offered in response to the pandemic, most of which are not TDRs, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
(2)The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.

The following table presents the March 31, 2021 and 2020 carrying value for consumer real estate loans that were modified in a TDR during the three months ended March 31, 2021 and 2020, by type of modification.

Bank of America 66

Consumer Real Estate – Modification Programs (1)

	TDRs Entered into During the Three Months Ended March 31
(Dollars in millions)	2021	2020
Modifications under government programs	$1	$1
Modifications under proprietary programs	472	28
Loans discharged in Chapter 7 bankruptcy (2)	11	15
Trial modifications	29	79
Total modifications	$513	$123
(1)For more information on the Corporation's loan modification programs offered in response to the pandemic, most of which are not TDRs, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
(2)Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
The table below presents the carrying value of consumer real estate loans that entered into payment default during the three months ended March 31, 2021 and 2020 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification.

Consumer Real Estate – TDRs Entering Payment Default that were Modified During the Preceding 12 Months (1)

	Three Months Ended March 31
(Dollars in millions)	2021	2020
Modifications under government programs	$1	$6
Modifications under proprietary programs	12	14
Loans discharged in Chapter 7 bankruptcy (2)	3	7
Trial modifications (3)	6	18
Total modifications	$22	$45
(1)For more information on the Corporation's loan modification programs offered in response to the pandemic, most of which are not TDRs, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
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
The table below provides information on the Corporation’s Credit Card and Other Consumer TDR portfolio including the March 31, 2021 and 2020 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of loans that were modified in TDRs during the three months ended March 31, 2021 and 2020.

Credit Card and Other Consumer – TDRs Entered into During the Three Months Ended March 31, 2021 and 2020 (1)

	Unpaid Principal Balance	Carrying Value (2)	Pre-Modification Interest Rate	Post-Modification Interest Rate
(Dollars in millions)	March 31, 2021
Credit card	$82	$90	18.55%	4.97%
Direct/Indirect consumer	8	5	5.64	5.64
Total	$90	$95	17.85	5.01

	March 31, 2020
Credit card	$94	$101	18.52%	5.30%
Direct/Indirect consumer	17	9	5.34	5.34
Total	$111	$110	17.40	5.30
(1)For more information on the Corporation's loan modification programs offered in response to the pandemic, most of which are not TDRs, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
(2)Includes accrued interest and fees.
The following table presents the March 31, 2021 and 2020 carrying value for Credit Card and Other Consumer loans that were modified in a TDR during the three months ended March 31, 2021 and 2020, by program type.

67 Bank of America

Credit Card and Other Consumer – TDRs by Program Type (1)

	TDRs Entered into During the Three Months Ended March 31
(Dollars in millions)	2021	2020
Internal programs	$74	$74
External programs	17	27
Other	4	9
Total	$95	$110
(1)Includes accrued interest and fees. For more information on the Corporation's loan modification programs offered in response to the pandemic, most of which are not TDRs, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for credit card and other consumer. Based on historical experience, the Corporation estimates that 12 percent of new credit card TDRs and 20 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification.
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
During the three months ended March 31, 2021 and 2020, the carrying value of the Corporation’s commercial loans that were modified as TDRs was $680 million and $876 million. At March 31, 2021 and December 31, 2020, the Corporation had $2.0 billion and $1.7 billion of commercial TDRs with remaining commitments to lend additional funds to debtors of $364 million and $402 million. The balance of commercial TDRs in payment default was $198 million and $218 million at March 31, 2021 and December 31, 2020.
Loans Held-for-sale
The Corporation had LHFS of $7.9 billion and $9.2 billion at March 31, 2021 and December 31, 2020. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $9.9 billion and $7.5 billion for the three months ended March 31, 2021 and 2020. Cash used for originations and purchases of LHFS totaled approximately $8.3 billion and $6.1 billion for the three months ended March 31, 2021 and 2020.

Accrued Interest Receivable
Accrued interest receivable for loans and leases and loans held-for-sale at both March 31, 2021 and December 31, 2020 was $2.4 billion and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During the three months ended March 31, 2021, the Corporation reversed $158 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan.
For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during the three months ended March 31, 2021, the Corporation reversed $8 million of interest and fee income at the time the loans were classified as nonperforming against the income statement line item in which it was originally recorded. For more information on the Corporation's nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
Allowance for Credit Losses
The allowance for credit losses is estimated using quantitative and qualitative methods that consider a variety of factors, such as historical loss experience, the current credit quality of the portfolio and an economic outlook over the life of the loan. Qualitative reserves cover losses that are expected but, in the Corporation's assessment, may not be adequately reflected in the quantitative methods or the economic assumptions. The Corporation incorporates forward-looking information through the use of several macroeconomic scenarios in determining the weighted economic outlook over the forecasted life of the assets. These scenarios include key macroeconomic variables such as gross domestic product, unemployment rate, real estate prices and corporate bond spreads. The scenarios that are chosen each quarter and the weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, internal and third-party economist views, and industry trends. For more information on the Corporation's credit loss accounting policies including the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
The March 31, 2021 estimate for allowance for credit losses was based on various economic outlooks that included consensus estimates, multiple downside scenarios that

Bank of America 68

assumed a significantly longer period until economic recovery, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario to reflect the continued improvement in the consensus outlooks. The weighted economic outlook assumed that the U.S. unemployment rate at the end of 2021 will be relatively consistent with the level as of March 2021, which was slightly above six percent. Additionally, in this economic outlook, U.S. gross domestic product was assumed to return to pre-pandemic levels at the end of 2021. The allowance for credit losses considered the impact of enacted government stimulus measures and continued to factor in the uncertainty resulting from the unprecedented nature of the current health crisis and risks that may prevent a full economic recovery.
The Corporation also factored into its allowance for credit losses an estimated impact from higher-risk segments that included leveraged loans and industries such as travel and entertainment, which have been adversely impacted by the effects of the pandemic, as well as the energy sector.
The allowance for credit losses at March 31, 2021 was $18.0 billion, a decrease of $2.7 billion compared to
December 31, 2020. The decrease in the allowance for credit losses was primarily driven by an improved macroeconomic outlook and loan balance declines. The decrease in the allowance for credit losses was comprised of a net decrease of $2.6 billion in the allowance for loan and lease losses and a $49 million decrease in the reserve for unfunded lending commitments. The decrease in the allowance for credit losses was attributed to $182 million in the consumer real estate portfolio, $1.3 billion in the credit card and other consumer portfolio, and $1.2 billion in the commercial portfolio.
Outstanding loans and leases excluding loans accounted for under the fair value option decreased $25.1 billion in the three months ended March 31, 2021, driven by consumer loans, which decreased $16.5 billion primarily due to a decline in consumer real estate due to prepayments in a low rate environment and a decline in credit card loans from seasonality and higher payments.
The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the table below.

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	Three Months Ended March 31, 2021
Allowance for loan and lease losses, January 1	$858	$9,213	$8,731	$18,802
Loans and leases charged off	(15)	(977)	(194)	(1,186)
Recoveries of loans and leases previously charged off	54	245	64	363
Net charge-offs	39	(732)	(130)	(823)
Provision for loan and lease losses	(207)	(536)	(1,068)	(1,811)
Other	(1)	1	—	—
Allowance for loan and lease losses, March 31	689	7,946	7,533	16,168
Reserve for unfunded lending commitments, January 1	137	—	1,741	1,878
Provision for unfunded lending commitments	(13)	—	(36)	(49)
Reserve for unfunded lending commitments, March 31	124	—	1,705	1,829
Allowance for credit losses, March 31	$813	$7,946	$9,238	$17,997

	Three Months Ended March 31, 2020
Allowance for loan and lease losses, January 1	$440	$7,430	$4,488	$12,358
Loans and leases charged off	(35)	(1,121)	(282)	(1,438)
Recoveries of loans and leases previously charged off	47	237	32	316
Net charge-offs	12	(884)	(250)	(1,122)
Provision for loan and lease losses	351	1,712	2,462	4,525
Other	5	—	—	5
Allowance for loan and lease losses, March 31	808	8,258	6,700	15,766
Reserve for unfunded lending commitments, January 1	119	—	1,004	1,123
Provision for unfunded lending commitments	30	—	206	236
Other	—	—	1	1
Reserve for unfunded lending commitments, March 31	149	—	1,211	1,360
Allowance for credit losses, March 31	$957	$8,258	$7,911	$17,126

NOTE 6 Securitizations and Other Variable Interest Entities
The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at March 31, 2021 and December 31, 2020 in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation's maximum loss exposure at March 31, 2021 and December 31, 2020 resulting from its involvement with consolidated and unconsolidated VIEs in which the Corporation holds a variable interest. For more information on the Corporation's use of VIEs and related maximum loss exposure, see Note 1 – Summary of Significant
Accounting Principles and Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
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
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three months ended March 31, 2021 or the year ended December 31, 2020

69 Bank of America

that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $942 million and $929 million at March 31, 2021 and December 31, 2020.
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
The table below summarizes select information related to first-lien mortgage securitizations for the three months ended March 31, 2021 and 2020.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency		Commercial Mortgage
	Three Months Ended March 31
(Dollars in millions)	2021	2020	2021	2020
Proceeds from loan sales (1)	$1,243	$1,552	$665	$2,072
Gains on securitizations (2)	2	6	33	41
Repurchases from securitization trusts (3)	80	128	—	—
(1)The Corporation transfers residential mortgage loans to securitizations sponsored primarily by the Government-sponsored enterprise (GSEs) or Government National Mortgage Association (GNMA) in the normal course of business and primarily receives RMBS in exchange. Substantially all of these securities are classified as Level 2 within the fair value hierarchy and are typically sold shortly after receipt.
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $33 million and $27 million net of hedges, during the three months ended March 31, 2021 and 2020, respectively, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $149.7 billion and $182.9 billion at March 31, 2021 and 2020. Servicing fee and ancillary fee income on serviced loans was $113 million and $128 million during the three months ended March 31, 2021 and 2020. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $2.2 billion at both March 31, 2021 and December 31, 2020. For more information on MSRs, see Note 14 – Fair Value Measurements.
The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at March 31, 2021 and December 31, 2020.

First-lien Mortgage VIEs

	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	March 31 2021	December 31 2020	March 31 2021	December 31 2020	March 31 2021	December 31 2020	March 31 2021	December 31 2020	March 31 2021	December 31 2020
Unconsolidated VIEs
Maximum loss exposure (1)	$12,823	$13,477	$230	$250	$1,021	$1,031	$54	$46	$1,210	$1,169
On-balance sheet assets
Senior securities:
Trading account assets	$193	$152	$2	$2	$20	$8	$21	$12	$6	$60
Debt securities carried at fair value	6,925	7,588	95	103	658	676	32	33	—	—
Held-to-maturity securities	5,705	5,737	—	—	—	—	—	—	981	925
All other assets	—	—	6	6	27	26	1	1	77	50
Total retained positions	$12,823	$13,477	$103	$111	$705	$710	$54	$46	$1,064	$1,035
Principal balance outstanding (2)	$123,941	$133,497	$5,723	$6,081	$6,369	$6,691	$15,884	$16,554	$71,605	$59,268

Consolidated VIEs
Maximum loss exposure (1)	$1,018	$1,328	$6	$66	$53	$53	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$1,018	$1,328	$88	$350	$253	$260	$—	$—	$—	$—
All other assets	—	—	—	—	1	—	—	—	—	—
Total assets	$1,018	$1,328	$88	$350	$254	$260	$—	$—	$—	$—
Total liabilities	$—	$—	$82	$284	$201	$207	$—	$—	$—	$—
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
Other Asset-backed Securitizations
The following table summarizes select information related to home equity, credit card and other asset-backed VIEs in which the Corporation held a variable interest at March 31, 2021 and December 31, 2020.

Bank of America 70

Home Equity Loan, Credit Card and Other Asset-backed VIEs

	Home Equity (1)		Credit Card (2)		Resecuritization Trusts		Municipal Bond Trusts
(Dollars in millions)	March 31 2021	December 31 2020	March 31 2021	December 31 2020	March 31 2021	December 31 2020	March 31 2021	December 31 2020
Unconsolidated VIEs
Maximum loss exposure	$193	$206	$—	$—	$7,532	$8,543	$3,569	$3,507
On-balance sheet assets
Securities (3):
Trading account assets	$—	$—	$—	$—	$638	$948	$—	$—
Debt securities carried at fair value	2	2	—	—	2,500	2,727	—	—
Held-to-maturity securities	—	—	—	—	4,394	4,868	—	—
Total retained positions	$2	$2	$—	$—	$7,532	$8,543	$—	$—
Total assets of VIEs	$557	$609	$—	$—	$16,056	$17,250	$4,115	$4,042

Consolidated VIEs
Maximum loss exposure	$55	$58	$12,111	$14,606	$377	$217	$565	$1,030
On-balance sheet assets
Trading account assets	$—	$—	$—	$—	$381	$217	$525	$990
Loans and leases	201	218	16,798	21,310	—	—	—	—
Allowance for loan and lease losses	15	14	(1,273)	(1,704)	—	—	—	—
All other assets	4	4	1,295	1,289	—	—	40	40
Total assets	$220	$236	$16,820	$20,895	$381	$217	$565	$1,030
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—	$301	$432
Long-term debt	165	178	4,698	6,273	4	—	—	—
All other liabilities	—	—	11	16	—	—	—	—
Total liabilities	$165	$178	$4,709	$6,289	$4	$—	$301	$432
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
(2)At March 31, 2021 and December 31, 2020, loans and leases in the consolidated credit card trust included $5.0 billion and $7.6 billion of seller’s interest.
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
Credit Card Securitizations
The Corporation securitizes originated and purchased credit card loans. The Corporation’s continuing involvement with the securitization trust includes servicing the receivables, retaining an undivided interest (seller’s interest) in the receivables, and holding certain retained interests, including subordinate interests, in accrued interest and fees on the securitized receivables and cash reserve accounts.
No new senior debt securities were issued to third-party investors from the credit card securitization trust during the three months ended March 31, 2021 and 2020.
At March 31, 2021 and December 31, 2020, the Corporation held subordinate securities issued by the credit card securitization trust with a notional principal amount of $6.6 billion and $6.8 billion. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. No subordinate securities were issued by the credit card securitization trust during the three months ended March 31, 2021 and 2020.

Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $1.0 billion and $7.4 billion of securities during the three months ended March 31, 2021 and 2020. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. During the three months ended March 31, 2021 and 2020, resecuritization proceeds included securities with an initial fair value of $178 million and $526 million. Substantially all of the trading account securities carried at fair value were categorized as Level 2 within the fair value hierarchy.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $3.6 billion and $3.5 billion at March 31, 2021 and December 31, 2020. The weighted-average remaining life of bonds held in the trusts at March 31, 2021 was 6.5 years. There were no significant write-downs or downgrades of assets or issuers during the three months ended March 31, 2021 and 2020.

71 Bank of America

Other Variable Interest Entities
The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at March 31, 2021 and December 31, 2020.

Other VIEs

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
(Dollars in millions)	March 31, 2021			December 31, 2020
Maximum loss exposure	$4,483	$24,276	$28,759	$4,106	$23,870	$27,976
On-balance sheet assets
Trading account assets	$2,265	$611	$2,876	$2,080	$623	$2,703
Debt securities carried at fair value	—	9	9	—	9	9
Loans and leases	2,347	225	2,572	2,108	184	2,292
Allowance for loan and lease losses	(3)	(10)	(13)	(3)	(3)	(6)
All other assets	47	22,948	22,995	54	22,553	22,607
Total	$4,656	$23,783	$28,439	$4,239	$23,366	$27,605
On-balance sheet liabilities
Short-term borrowings	$37	$—	$37	$22	$—	$22
Long-term debt	136	—	136	111	—	111
All other liabilities	—	5,616	5,616	—	5,658	5,658
Total	$173	$5,616	$5,789	$133	$5,658	$5,791
Total assets of VIEs	$4,656	$80,929	$85,585	$4,239	$77,984	$82,223

Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $2.5 billion and $2.3 billion at March 31, 2021 and December 31, 2020, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.
Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $288 million and $298 million at March 31, 2021 and December 31, 2020.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At March 31, 2021 and December 31, 2020, the Corporation’s consolidated investment VIEs had total assets of $780 million and $494 million. The Corporation also held investments in unconsolidated VIEs with total assets of $5.9 billion and $5.4 billion at March 31, 2021 and December 31, 2020. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $1.9 billion and $1.5 billion at March 31, 2021 and December 31, 2020 comprised primarily of on-balance sheet assets less non-recourse liabilities.

Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $1.6 billion and $1.7 billion at March 31, 2021 and December 31, 2020. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
Tax Credit VIEs
The Corporation holds investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, wind and solar projects. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. The Corporation earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure included in the Other VIEs table was $22.4 billion and $22.0 billion at March 31, 2021 and December 31, 2020. The Corporation’s risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment.
The Corporation’s investments in affordable housing partnerships, which are reported in other assets on the Consolidated Balance Sheet, totaled $11.2 billion, including unfunded commitments to provide capital contributions of $5.0 billion, at both March 31, 2021 and December 31, 2020. The unfunded commitments are expected to be paid over the next five years. During the three months ended March 31, 2021 and 2020, the Corporation recognized tax credits and other tax benefits from investments in affordable housing partnerships of $393 million and $268 million and reported pretax losses in other income of $276 million and $272 million. These tax credits are recognized as part of the Corporation’s annual effective tax rate used to determine tax expense in a given quarter. The Corporation may be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant.

Bank of America 72

NOTE 7 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment and All Other at March 31, 2021 and December 31, 2020. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill

	March 31	December 31
(Dollars in millions)	March 31 2021	December 31 2020
Consumer Banking	$30,123	$30,123
Global Wealth & Investment Management	9,677	9,677
Global Banking	23,923	23,923
Global Markets	5,182	5,182
All Other	46	46
Total goodwill	$68,951	$68,951
Intangible Assets
At March 31, 2021 and December 31, 2020, the net carrying value of intangible assets was $2.1 billion and $2.2 billion. At both March 31, 2021 and December 31, 2020, intangible assets included $1.6 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $17 million and $16 million for the three months ended March 31, 2021 and 2020.
NOTE 8 Leases
The Corporation enters into both lessor and lessee arrangements. For more information on lease accounting, see Note 1 – Summary of Significant Accounting Principles and Note 8 – Leases to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K. For more information on lease financing receivables, see Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses.
Lessor Arrangements
The Corporation’s lessor arrangements primarily consist of operating, sales-type and direct financing leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term.
The table below presents the net investment in sales-type and direct financing leases at March 31, 2021 and December 31, 2020.

Net Investment (1)

	March 31	December 31
(Dollars in millions)	2021	2020
Lease receivables	$17,158	$17,627
Unguaranteed residuals	2,243	2,303
Total net investment in sales-type and direct financing leases	$19,401	$19,930
(1) In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $7.0 billion and $6.9 billion at March 31, 2021 and December 31, 2020.
The table below presents lease income for the three months ended March 31, 2021 and 2020.

Lease Income

	Three Months Ended March 31
(Dollars in millions)	2021	2020
Sales-type and direct financing leases	$164	$197
Operating leases	231	243
Total lease income	$395	$440
Lessee Arrangements
The Corporation's lessee arrangements predominantly consist of operating leases for premises and equipment; the Corporation's financing leases are not significant.
The table below provides information on the right-of-use assets and lease liabilities at March 31, 2021 and December 31, 2020.

Lessee Arrangements

	March 31	December 31
(Dollars in millions)	2021	2020
Right-of-use asset	$9,673	$10,000
Lease liabilities	10,275	10,474

73 Bank of America

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

	Amount	Rate	Amount	Rate
	Three Months Ended March 31
(Dollars in millions)	2021		2020
Federal funds sold and securities borrowed or purchased under agreements to resell
Average during period	$249,985	(0.01)%	$278,794	1.18%
Maximum month-end balance during period	259,147	n/a	301,969	n/a
Federal funds purchased and securities loaned or sold under agreements to repurchase
Average during period	$197,105	0.26%	$199,539	1.60%
Maximum month-end balance during period	199,443	n/a	206,493	n/a
Short-term borrowings
Average during period	19,667	(0.12)	26,430	1.62
Maximum month-end balance during period	21,724	n/a	30,118	n/a
n/a = not applicable
Offsetting of Securities Financing Agreements
The Corporation enters into securities financing agreements to accommodate customers (also referred to as “matched-book transactions”), obtain securities to cover short positions and finance inventory positions. For more information on the securities financing agreements and the offsetting of securities financing transactions, see Note 10 – Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at March 31, 2021 and December 31, 2020. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives.

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	March 31, 2021
Securities borrowed or purchased under agreements to resell (3)	$464,227	$(205,080)	$259,147	$(226,657)	$32,490
Securities loaned or sold under agreements to repurchase	$404,523	$(205,080)	$199,443	$(188,867)	$10,576
Other (4)	17,482	—	17,482	(17,482)	—
Total	$422,005	$(205,080)	$216,925	$(206,349)	$10,576

	December 31, 2020
Securities borrowed or purchased under agreements to resell (3)	$492,387	$(188,329)	$304,058	$(272,351)	$31,707
Securities loaned or sold under agreements to repurchase	$358,652	$(188,329)	$170,323	$(158,867)	$11,456
Other (4)	16,210	—	16,210	(16,210)	—
Total	$374,862	$(188,329)	$186,533	$(175,077)	$11,456
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
(3)Excludes repurchase activity of $17.9 billion and $14.7 billion reported in loans and leases on the Consolidated Balance Sheet at March 31, 2021 and December 31, 2020.
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
Repurchase Agreements and Securities Loaned Transactions Accounted for as Secured Borrowings
The following tables present securities sold under agreements to repurchase and securities loaned by remaining contractual term to maturity and class of collateral pledged. Included in “Other” are transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged as collateral or sold. Certain agreements contain a right to substitute collateral and/or terminate the agreement prior to maturity at the option of the Corporation or the counterparty. Such agreements are included in the table below based on the remaining contractual term to maturity. For more information on collateral requirements, see Note 10 – Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

Bank of America 74

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	March 31, 2021
Securities sold under agreements to repurchase	$164,476	$139,397	$31,238	$39,523	$374,634
Securities loaned	24,836	323	913	3,817	29,889
Other	17,482	—	—	—	17,482
Total	$206,794	$139,720	$32,151	$43,340	$422,005

	December 31, 2020
Securities sold under agreements to repurchase	$158,400	$122,448	$32,149	$22,684	$335,681
Securities loaned	19,140	271	1,029	2,531	22,971
Other	16,210	—	—	—	16,210
Total	$193,750	$122,719	$33,178	$25,215	$374,862
(1)No agreements have maturities greater than three years.

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	March 31, 2021
U.S. government and agency securities	$209,204	$—	$—	$209,204
Corporate securities, trading loans and other	14,280	1,523	951	16,754
Equity securities	17,103	28,334	16,462	61,899
Non-U.S. sovereign debt	132,000	32	69	132,101
Mortgage trading loans and ABS	2,047	—	—	2,047
Total	$374,634	$29,889	$17,482	$422,005

	December 31, 2020
U.S. government and agency securities	$195,167	$5	$—	$195,172
Corporate securities, trading loans and other	8,633	1,628	1,217	11,478
Equity securities	14,752	21,125	14,931	50,808
Non-U.S. sovereign debt	113,142	213	62	113,417
Mortgage trading loans and ABS	3,987	—	—	3,987
Total	$335,681	$22,971	$16,210	$374,862
Restricted Cash
At March 31, 2021 and December 31, 2020, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $6.5 billion and $7.0 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with central banks to meet reserve requirements.
NOTE 10 Commitments and Contingencies
In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Consolidated Balance Sheet. For more information on commitments and contingencies, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.9 billion and $10.5 billion at March 31, 2021 and December 31, 2020. The carrying value of these commitments at March 31, 2021 and December 31, 2020, excluding commitments accounted for under the fair value option, was $1.8 billion and $1.9 billion, which primarily related to the reserve for unfunded lending commitments. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The following table includes the notional amount of commitments of $4.6 billion and $4.0 billion at March 31, 2021 and December 31, 2020 that are accounted for under the fair value option. However, the table excludes cumulative net fair value of $91 million and $99 million at March 31, 2021 and December 31, 2020 on these commitments, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

75 Bank of America

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	March 31, 2021
Notional amount of credit extension commitments
Loan commitments (1)	$105,390	$193,141	$142,512	$21,027	$462,070
Home equity lines of credit	733	3,354	9,451	28,109	41,647
Standby letters of credit and financial guarantees (2)	21,989	9,960	2,097	1,268	35,314
Letters of credit (3)	1,097	176	32	22	1,327
Legally binding commitments	129,209	206,631	154,092	50,426	540,358
Credit card lines (4)	388,922	—	—	—	388,922
Total credit extension commitments	$518,131	$206,631	$154,092	$50,426	$929,280

	December 31, 2020
Notional amount of credit extension commitments
Loan commitments (1)	$109,406	$171,887	$139,508	$16,091	$436,892
Home equity lines of credit	710	2,992	8,738	29,892	42,332
Standby letters of credit and financial guarantees (2)	19,962	12,038	2,397	1,257	35,654
Letters of credit (3)	886	197	25	27	1,135
Legally binding commitments	130,964	187,114	150,668	47,267	516,013
Credit card lines (4)	384,955	—	—	—	384,955
Total credit extension commitments	$515,919	$187,114	$150,668	$47,267	$900,968
(1)     At both March 31, 2021 and December 31, 2020, $4.8 billion of these loan commitments were held in the form of a security.
(2)     The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $25.2 billion and $9.6 billion at March 31, 2021, and $25.0 billion and $10.2 billion at December 31, 2020. Amounts in the table include consumer SBLCs of $481 million and $500 million at March 31, 2021 and December 31, 2020.
(3)     At both March 31, 2021 and December 31, 2020, included are letters of credit of $1.8 billion related to certain liquidity commitments of VIEs. For more information, see Note 6 – Securitizations and Other Variable Interest Entities.
(4)    Includes business card unused lines of credit.
Other Commitments
At March 31, 2021 and December 31, 2020, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $138 million and $93 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans of $726 million and $645 million, which upon settlement will be included in trading account assets.
At March 31, 2021 and December 31, 2020, the Corporation had commitments to purchase commodities, primarily liquefied natural gas, of $430 million and $582 million, which upon settlement will be included in trading account assets.
At March 31, 2021 and December 31, 2020, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $119.0 billion and $66.5 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $60.6 billion and $32.1 billion. These commitments generally expire within the next 12 months.
At both March 31, 2021 and December 31, 2020, the Corporation had a commitment to originate or purchase up to $3.9 billion on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2022 and can be terminated with 12 months prior notice.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At both March 31, 2021 and December 31, 2020, the notional amount of these guarantees totaled $7.1 billion. At both March 31, 2021 and December 31, 2020, the Corporation’s maximum exposure related to these guarantees totaled $1.1 billion, with estimated maturity dates between 2033 and 2039.
Merchant Services
The Corporation in its role as merchant acquirer or as a sponsor of other merchant acquirers may be held liable for any reversed charges that cannot be collected from the merchants, due to, among other things, merchant fraud or insolvency. If charges are properly reversed after a purchase and cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The ability to reverse a charge is primarily governed by the applicable regulatory and card network rules, which include, but are not limited to, the type of charge, type of payment used and time limits. For the three months ended March 31, 2021, the Corporation processed an aggregate purchase volume of $301.1 billion. The Corporation’s risk in this area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The Corporation’s reserves for contingent losses and the losses incurred related to the merchant processing activity were not significant. The Corporation continues to monitor its exposure in this area due to the potential economic impacts of the pandemic.
Representations and Warranties Obligations and Corporate Guarantees
For more information on representations and warranties obligations and corporate guarantees, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
The reserve for representations and warranties obligations and corporate guarantees was $1.3 billion at both March 31, 2021 and December 31, 2020 and is included in accrued

Bank of America 76

expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of probable incurred losses, is based on its experience in previous negotiations, and is subject to judgment, a variety of assumptions, and known or unknown uncertainties. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity. See Litigation and Regulatory Matters below for the Corporation's combined range of possible loss in excess of the reserve for representations and warranties and the accrued liability for litigation.
Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $3.4 billion and $22.5 billion at March 31, 2021 and December 31, 2020.
Other Guarantees
The Corporation has entered into additional guarantee agreements and commitments, including sold risk participation swaps, liquidity facilities, lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, divested business commitments and sold put options that require gross settlement. The maximum potential future payments under these agreements are approximately $9.2 billion and $8.8 billion at March 31, 2021 and December 31, 2020. The estimated maturity dates of these obligations extend up to 2049. The Corporation has made no material payments under these guarantees. For more information on maximum potential future payments under VIE-related liquidity commitments, see Note 6 – Securitizations and Other Variable Interest Entities.
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
Litigation and Regulatory Matters
The following disclosures supplement the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K (the prior commitments and contingencies disclosure).
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
As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matter described below and the matters disclosed in the prior commitments and contingencies disclosure, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation-related expense of $34 million and $24 million was recognized for the three months ended March 31, 2021 and 2020.
For any matter disclosed in this Note and in the prior commitments and contingencies disclosure, for which a loss in future periods is reasonably possible and estimable (whether in excess of an accrued liability or where there is no accrued liability) and for representations and warranties exposures, the Corporation’s estimated range of possible loss is $0 to $1.3 billion in excess of the accrued liability, if any, as of March 31, 2021.
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
Information is provided below, or in the prior commitments and contingencies disclosure regarding the nature of the litigation and, where specified, associated claimed damages. Based on current knowledge, and taking into account accrued liabilities, management does not believe that loss contingencies arising from pending matters, including the matter described below, and in the prior commitments and contingencies disclosure, will have a material adverse effect on the consolidated financial condition or liquidity of the Corporation. However, in light of the significant judgment, variety of assumptions and uncertainties involved in those matters, some of which are beyond the Corporation’s control, and the very large or indeterminate damages sought in some of those matters, an adverse outcome in one or more of these matters could be

77 Bank of America

material to the Corporation’s business or results of operations for any particular reporting period, or cause significant reputational harm.
LIBOR, Other Reference Rates, Foreign Exchange and Bond Trading Matters
On April 28, 2021, the European Commission concluded its investigation regarding trading by various financial institutions in sovereign, supranational, and agency bonds by issuing a fine in an amount not material to the Corporation.
NOTE 11 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
April 22, 2021	June 4, 2021	June 25, 2021	$0.18
January 19, 2021	March 5, 2021	March 26, 2021	$0.18
(1)In 2021, and through April 29, 2021.
During the three months ended March 31, 2021, the Corporation repurchased and retired 101 million shares of common stock, which reduced shareholders’ equity by $3.5 billion.
During the three months ended March 31, 2021, in connection with employee stock plans, the Corporation issued 63 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 24 million shares of its common stock. At March 31, 2021, the Corporation had reserved 451 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
On April 22, 2021, the Board of Directors declared a quarterly common stock dividend at the current rate of $0.18 per share.
Preferred Stock
During the three months ended March 31, 2021, the Corporation declared $490 million of cash dividends on preferred stock. On January 28, 2021, the Corporation issued approximately 37,000 shares of 4.125% Non-Cumulative Preferred Stock, Series PP for $915 million, with quarterly dividends commencing in May 2021. The Series PP preferred stock has a liquidation preference of 25,000 per share and is subject to certain restrictions in the event the Corporation fails to declare and pay full dividends.
During the three months ended March 31, 2021, the Corporation fully redeemed Series CC and Series T preferred stock for a total of $1.1 billion. Additionally, on April 25, 2021, the Corporation fully redeemed Series EE preferred stock for $900 million. For more information on the Corporation's preferred stock, including liquidation preference, dividend requirements and redemption period, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
Restricted Stock Units
During the three months ended March 31, 2021, the Corporation granted 98 million restricted stock unit (RSU) awards to certain employees under the Bank of America Key Employee Equity Plan. Other than an insignificant amount that are settled in cash, the RSUs will be settled in shares of common stock of the Corporation. Eighteen million of the RSU awards will vest over three years, and the remainder will generally vest over four years, provided that the employee remains continuously employed with the Corporation during that time. The RSUs will be expensed ratably over the life of the awards, net of estimated forfeitures, based on the grant-date fair value of the shares, except for awards that contain a retirement-eligibility provision and were issued to retirement-eligible employees, as these awards are generally expensed in the year preceding the grant date. Certain RSU awards granted during the three months ended March 31, 2021 were subsequently modified to include a retirement-eligibility provision, resulting in additional compensation and benefits expense of $269 million during the three months ended March 31, 2021. For more information, see Note 18 – Stock-based Compensation Plans to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
NOTE 12 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for the three months ended March 31, 2021 and 2020.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2019	$323	$(1,494)	$(400)	$(4,168)	$(894)	$(6,633)
Net change	4,795	1,346	417	43	(88)	6,513
Balance, March 31, 2020	$5,118	$(148)	$17	$(4,125)	$(982)	$(120)

Balance, December 31, 2020	$5,122	$(1,992)	$426	$(4,266)	$(946)	$(1,656)
Net change	(840)	116	(1,114)	51	(29)	(1,816)
Balance, March 31, 2021	$4,282	$(1,876)	$(688)	$(4,215)	$(975)	$(3,472)
The following table presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for the three months ended March 31, 2021 and 2020.

Bank of America 78

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
	Three Months Ended March 31
(Dollars in millions)	2021			2020
Debt securities:
Net increase (decrease) in fair value	$(1,110)	$270	$(840)	$6,701	$(1,670)	$5,031
Net realized gains reclassified into earnings (1)	—	—	—	(315)	79	(236)
Net change	(1,110)	270	(840)	6,386	(1,591)	4,795
Debit valuation adjustments:
Net increase in fair value	140	(29)	111	1,751	(408)	1,343
Net realized losses reclassified into earnings (1)	6	(1)	5	4	(1)	3
Net change	146	(30)	116	1,755	(409)	1,346
Derivatives:
Net increase (decrease) in fair value	(1,429)	356	(1,073)	520	(125)	395
Reclassifications into earnings:
Net interest income	(42)	10	(32)	29	(7)	22
Compensation and benefits expense	(12)	3	(9)	—	—	—
Net realized (gains) losses reclassified into earnings	(54)	13	(41)	29	(7)	22
Net change	(1,483)	369	(1,114)	549	(132)	417
Employee benefit plans:
Net actuarial losses and other reclassified into earnings (2)	67	(16)	51	57	(14)	43
Net change	67	(16)	51	57	(14)	43
Foreign currency:
Net decrease in fair value	144	(173)	(29)	228	(316)	(88)
Net change	144	(173)	(29)	228	(316)	(88)
Total other comprehensive income (loss)	$(2,236)	$420	$(1,816)	$8,975	$(2,462)	$6,513
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.
NOTE 13 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for the three months ended March 31, 2021 and 2020 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

	Three Months Ended March 31
(In millions, except per share information)	2021	2020
Earnings per common share
Net income	$8,050	$4,010
Preferred stock dividends	(490)	(469)
Net income applicable to common shareholders	$7,560	$3,541
Average common shares issued and outstanding	8,700.1	8,815.6
Earnings per common share	$0.87	$0.40

Diluted earnings per common share
Net income applicable to common shareholders	$7,560	$3,541
Average common shares issued and outstanding	8,700.1	8,815.6
Dilutive potential common shares (1)	55.5	47.1
Total diluted average common shares issued and outstanding	8,755.6	8,862.7
Diluted earnings per common share	$0.86	$0.40
(1)Includes incremental dilutive shares from RSUs, restricted stock and warrants.
For both the three months ended March 31, 2021 and 2020, 62 million average dilutive potential common shares associated with the Series L preferred stock were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method.
NOTE 14 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards and conducts a review of fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. During the three months ended March 31, 2021, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.

79 Bank of America

For more information regarding the fair value hierarchy, how the Corporation measures fair value and valuation techniques, see Note 1 – Summary of Significant Accounting Principles and Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K. The Corporation accounts for certain financial instruments under the fair value option. For more information, see Note 15 – Fair Value Option.
Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at March 31, 2021 and December 31, 2020, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

	March 31, 2021
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$1,613	$—	$—	$—	$1,613
Federal funds sold and securities borrowed or purchased under agreements to resell	—	153,387	—	—	153,387
Trading account assets:
U.S. Treasury and agency securities (2)	32,709	2,653	—	—	35,362
Corporate securities, trading loans and other	—	29,847	1,516	—	31,363
Equity securities	108,394	32,455	273	—	141,122
Non-U.S. sovereign debt	12,470	21,085	334	—	33,889
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed (2)	—	25,375	62	—	25,437
Mortgage trading loans, ABS and other MBS	—	8,209	1,499	—	9,708
Total trading account assets (3)	153,573	119,624	3,684	—	276,881
Derivative assets	15,044	357,851	2,805	(329,802)	45,898
AFS debt securities:
U.S. Treasury and agency securities	158,911	1,110	—	—	160,021
Mortgage-backed securities:
Agency	—	54,534	—	—	54,534
Agency-collateralized mortgage obligations	—	4,733	—	—	4,733
Non-agency residential	—	574	284	—	858
Commercial	—	16,800	—	—	16,800
Non-U.S. securities	—	14,755	13	—	14,768
Other taxable securities	—	2,485	73	—	2,558
Tax-exempt securities	—	16,243	98	—	16,341
Total AFS debt securities	158,911	111,234	468	—	270,613
Other debt securities carried at fair value:
U.S. Treasury and agency securities	553	—	—	—	553
Non-agency residential MBS	—	492	260	—	752
Non-U.S. and other securities	4,020	4,974	—	—	8,994
Total other debt securities carried at fair value	4,573	5,466	260	—	10,299
Loans and leases	—	6,210	793	—	7,003
Loans held-for-sale	—	1,460	220	—	1,680
Other assets (4)	12,086	3,036	2,090	—	17,212
Total assets (5)	$345,800	$758,268	$10,320	$(329,802)	$784,586
Liabilities
Interest-bearing deposits in U.S. offices	$—	$504	$—	$—	$504
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	154,865	—	—	154,865
Trading account liabilities:
U.S. Treasury and agency securities	17,622	1,017	—	—	18,639
Equity securities	47,480	3,949	—	—	51,429
Non-U.S. sovereign debt	14,600	9,318	—	—	23,918
Corporate securities and other	—	8,786	16	—	8,802
Total trading account liabilities	79,702	23,070	16	—	102,788
Derivative liabilities	14,647	350,213	6,011	(328,546)	42,325
Short-term borrowings	—	4,503	—	—	4,503
Accrued expenses and other liabilities	14,367	3,204	—	—	17,571
Long-term debt	—	29,486	1,028	—	30,514
Total liabilities (5)	$108,716	$565,845	$7,055	$(328,546)	$353,070
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes $26.3 billion of GSE obligations.
(3)Includes securities with a fair value of $11.4 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes precious metal inventories of $431 million that are accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(4)Includes MSRs of $1.2 billion which are classified as Level 3 assets.
(5)Total recurring Level 3 assets were 0.35 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.26 percent of total consolidated liabilities.

Bank of America 80

	December 31, 2020
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$1,649	$—	$—	$—	$1,649
Federal funds sold and securities borrowed or purchased under agreements to resell	—	108,856	—	—	108,856
Trading account assets:
U.S. Treasury and agency securities (2)	45,219	3,051	—	—	48,270
Corporate securities, trading loans and other	—	22,817	1,359	—	24,176
Equity securities	36,372	31,372	227	—	67,971
Non-U.S. sovereign debt	5,753	20,884	354	—	26,991
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed (2)	—	21,566	75	—	21,641
Mortgage trading loans, ABS and other MBS	—	8,440	1,365	—	9,805
Total trading account assets (3)	87,344	108,130	3,380	—	198,854
Derivative assets	15,624	416,175	2,751	(387,371)	47,179
AFS debt securities:
U.S. Treasury and agency securities	115,266	1,114	—	—	116,380
Mortgage-backed securities:
Agency	—	61,849	—	—	61,849
Agency-collateralized mortgage obligations	—	5,260	—	—	5,260
Non-agency residential	—	631	378	—	1,009
Commercial	—	16,491	—	—	16,491
Non-U.S. securities	—	13,999	18	—	14,017
Other taxable securities	—	2,640	71	—	2,711
Tax-exempt securities	—	16,598	176	—	16,774
Total AFS debt securities	115,266	118,582	643	—	234,491
Other debt securities carried at fair value:
U.S. Treasury and agency securities	93	—	—	—	93
Non-agency residential MBS	—	506	267	—	773
Non-U.S. and other securities	2,619	8,625	—	—	11,244
Total other debt securities carried at fair value	2,712	9,131	267	—	12,110
Loans and leases	—	5,964	717	—	6,681
Loans held-for-sale	—	1,349	236	—	1,585
Other assets (4)	9,898	3,850	1,970	—	15,718
Total assets (5)	$232,493	$772,037	$9,964	$(387,371)	$627,123
Liabilities
Interest-bearing deposits in U.S. offices	$—	$481	$—	$—	$481
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	135,391	—	—	135,391
Trading account liabilities:
U.S. Treasury and agency securities	9,425	139	—	—	9,564
Equity securities	38,189	4,235	—	—	42,424
Non-U.S. sovereign debt	5,853	8,043	—	—	13,896
Corporate securities and other	—	5,420	16	—	5,436
Total trading account liabilities	53,467	17,837	16	—	71,320
Derivative liabilities	14,907	412,881	6,219	(388,481)	45,526
Short-term borrowings	—	5,874	—	—	5,874
Accrued expenses and other liabilities	12,297	4,014	—	—	16,311
Long-term debt	—	31,036	1,164	—	32,200
Total liabilities (5)	$80,671	$607,514	$7,399	$(388,481)	$307,103
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

81 Bank of America

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2021 and 2020, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance March 31	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Three Months Ended March 31, 2021
Trading account assets:
Corporate securities, trading loans and other	$1,359	$(13)	$—	$241	$(147)	$—	$(17)	$152	$(59)	$1,516	$(19)
Equity securities	227	(10)	—	45	(23)	—	—	52	(18)	273	(10)
Non-U.S. sovereign debt	354	—	(22)	2	—	—	—	—	—	334	3
Mortgage trading loans, MBS and ABS	1,440	49	—	128	(221)	1	(36)	256	(56)	1,561	32
Total trading account assets	3,380	26	(22)	416	(391)	1	(53)	460	(133)	3,684	6
Net derivative assets (liabilities) (4)	(3,468)	286	—	138	(261)	—	147	(108)	60	(3,206)	272
AFS debt securities:
Non-agency residential MBS	378	(16)	(97)	—	—	—	(17)	36	—	284	(16)
Non-U.S. securities	18	—	—	—	—	—	(5)	—	—	13	—
Other taxable securities	71	—	(6)	8	—	—	—	—	—	73	—
Tax-exempt securities	176	14	—	—	—	—	—	—	(92)	98	13
Total AFS debt securities	643	(2)	(103)	8	—	—	(22)	36	(92)	468	(3)
Other debt securities carried at fair value – Non-agency residential MBS	267	(1)	—	—	—	—	(6)	—	—	260	(1)
Loans and leases (5,6)	717	70	—	—	—	10	(34)	30	—	793	71
Loans held-for-sale (5,6)	236	(6)	(8)	—	—	—	(17)	19	(4)	220	(9)
Other assets (6,7)	1,970	174	4	—	(1)	41	(105)	7	—	2,090	163
Trading account liabilities – Corporate securities and other	(16)	—	—	—	—	—	—	—	—	(16)	—
Long-term debt (5)	(1,164)	49	(13)	—	—	—	18	(32)	114	(1,028)	50

Three Months Ended March 31, 2020
Trading account assets:
Corporate securities, trading loans and other	$1,507	$(103)	$(1)	$216	$(90)	$8	$(32)	$237	$(102)	$1,640	$(108)
Equity securities	239	(26)	—	26	(11)	—	—	25	(4)	249	(27)
Non-U.S. sovereign debt	482	2	(53)	73	(48)	—	(10)	17	(213)	250	3
Mortgage trading loans, MBS and ABS	1,553	(125)	(2)	362	(245)	—	(19)	233	(24)	1,733	(129)
Total trading account assets	3,781	(252)	(56)	677	(394)	8	(61)	512	(343)	3,872	(261)
Net derivative assets (liabilities) (4)	(2,538)	346	—	40	(148)	—	12	(528)	(93)	(2,909)	279
AFS debt securities:
Non-agency residential MBS	424	(3)	(13)	—	—	—	(12)	128	—	524	—
Non-U.S. securities	2	—	—	—	(1)	—	—	—	—	1	—
Other taxable securities	65	—	—	3	—	—	—	—	—	68	—
Tax-exempt securities	108	(10)	2	—	—	—	—	—	—	100	—
Total AFS debt securities	599	(13)	(11)	3	(1)	—	(12)	128	—	693	—
Other debt securities carried at fair value – Non-agency residential MBS	299	(49)	—	—	—	—	(4)	26	(3)	269	(49)
Loans and leases (5,6)	693	(119)	—	—	—	—	(16)	—	—	558	(107)
Loans held-for-sale (5,6)	375	(9)	(28)	—	—	691	(45)	93	—	1,077	(15)
Other assets (6,7)	2,360	(251)	(30)	—	1	20	(142)	2	—	1,960	(287)
Trading account liabilities – Equity securities	(2)	1	—	—	—	—	—	—	—	(1)	1
Trading account liabilities – Corporate securities and other	(15)	1	—	(6)	—	—	—	—	—	(20)	1
Long-term debt (5)	(1,149)	127	187	8	—	(13)	141	(23)	1	(721)	126
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option.  Amounts include net unrealized gains (losses) of $(136) million and $67 million related to financial instruments still held at March 31, 2021 and 2020.
(4)Net derivative assets (liabilities) include derivative assets of $2.8 billion and $1.9 billion and derivative liabilities of $6.0 billion and $4.8 billion at March 31, 2021 and 2020.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

Bank of America 82

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at March 31, 2021 and December 31, 2020.

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2021

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$1,403	Discounted cash flow, Market comparables	Yield	0% to 25%	7%
Trading account assets – Mortgage trading loans, ABS and other MBS	433		Prepayment speed	7% to 35% CPR	16% CPR
Loans and leases	426		Default rate	0% to 3% CDR	1% CDR
AFS debt securities – Non-agency residential	284		Price	$0 to $152	$96
Other debt securities carried at fair value – Non-agency residential	260		Loss severity	14% to 37%	15%
Instruments backed by commercial real estate assets	$481	Discounted cash flow	Yield	0% to 25%	4%
Trading account assets – Corporate securities, trading loans and other	326		Price	$0 to $101	$62
Trading account assets – Mortgage trading loans, ABS and other MBS	61
AFS debt securities, primarily other taxable securities	86
Loans held-for-sale	8
Commercial loans, debt securities and other	$3,268	Discounted cash flow, Market comparables	Yield	0% to 25%	9%
Trading account assets – Corporate securities, trading loans and other	1,190		Prepayment speed	10% to 20%	13%
Trading account assets – Non-U.S. sovereign debt	334		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, ABS and other MBS	1,067		Loss severity	35% to 40%	38%
AFS debt securities – Tax-exempt securities	98		Price	$0 to $170	$67
Loans and leases	367		Long-dated equity volatilities	50%	n/a
Loans held-for-sale	212
Other assets, primarily auction rate securities	$936	Discounted cash flow, Market comparables	Price	$10 to $97	$94
			Discount rate	9%	n/a

MSRs	$1,154	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 14 years	5 years
			Weighted-average life, variable rate (5)	0 to 10 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(1,028)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Yield	0% to 13%	11%
			Equity correlation	2% to 99%	72%
			Long-dated equity volatilities	4% to 64%	35%
			Price	$0 to $120	$84
			Natural gas forward price	$1/MMBtu to $5/MMBtu	$3 /MMBtu
Net derivative assets (liabilities)
Credit derivatives	$(39)	Discounted cash flow, Stochastic recovery correlation model	Yield	5%	n/a
			Credit spreads	0 to 191 bps	65 bps
			Upfront points	16 to 100 points	74 points
			Prepayment speed	15% to 100% CPR	17%
			Default rate	2% CDR	n/a
			Credit correlation	20% to 22%	21%
			Price	$0 to $122	$62
Equity derivatives	$(1,924)	Industry standard derivative pricing (3)	Equity correlation	2% to 99%	72%
			Long-dated equity volatilities	4% to 64%	35%
Commodity derivatives	$(1,278)	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$1/MMBtu to $5/MMBtu	$3 /MMBtu
			Correlation	39% to 79%	69%
			Volatilities	24% to 47%	32%
Interest rate derivatives	$35	Industry standard derivative pricing (4)	Correlation (IR/IR)	15% to 90%	44%
			Correlation (FX/IR)	0% to 46%	4%
			Long-dated inflation rates	(3)% to 36%	7%
			Long-dated inflation volatilities	0% to 1%	1%
			Interest rate volatilities	0% to 2%	1%
Total net derivative assets (liabilities)	$(3,206)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 80: Trading account assets – Corporate securities, trading loans and other of $1.5 billion, Trading account assets – Non-U.S. sovereign debt of $334 million, Trading account assets – Mortgage trading loans, MBS and ABS of $1.6 billion, AFS debt securities of $468 million, Other debt securities carried at fair value - Non-agency residential of $260 million, Other assets, including MSRs, of $2.1 billion, Loans and leases of $793 million and LHFS of $220 million.
(3)Includes models such as Monte Carlo simulation and Black-Scholes.
(4)Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
(5)The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable

83 Bank of America

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2020

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$1,543	Discounted cash flow, Market comparables	Yield	(3)% to 25%	6%
Trading account assets – Mortgage trading loans, ABS and other MBS	467		Prepayment speed	1% to 56% CPR	20% CPR
Loans and leases	431		Default rate	0% to 3% CDR	1% CDR
AFS debt securities - Non-agency residential	378		Price	$0 to $168	$110
Other debt securities carried at fair value - Non-agency residential	267		Loss severity	0% to 47%	18%
Instruments backed by commercial real estate assets	$407	Discounted cash flow	Yield	0% to 25%	4%
Trading account assets – Corporate securities, trading loans and other	262		Price	$0 to $100	$52
Trading account assets – Mortgage trading loans, ABS and other MBS	43
AFS debt securities, primarily other taxable securities	89
Loans held-for-sale	13
Commercial loans, debt securities and other	$3,066	Discounted cash flow, Market comparables	Yield	0% to 26%	9%
Trading account assets – Corporate securities, trading loans and other	1,097		Prepayment speed	10% to 20%	14%
Trading account assets – Non-U.S. sovereign debt	354		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, ABS and other MBS	930		Loss severity	35% to 40%	38%
AFS debt securities – Tax-exempt securities	176		Price	$0 to $142	$66
Loans and leases	286		Long-dated equity volatilities	77%	n/a
Loans held-for-sale	223
Other assets, primarily auction rate securities	$937	Discounted cash flow, Market comparables	Price	$10 to $97	$91
			Discount rate	8%	n/a

MSRs	$1,033	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 13 years	4 years
			Weighted-average life, variable rate (5)	0 to 10 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(1,164)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Yield	0% to 11%	9%
			Equity correlation	2% to 100%	64%
			Long-dated equity volatilities	7% to 64%	32%
			Price	$0 to $124	$86
			Natural gas forward price	$1/MMBtu to $4/MMBtu	$3/MMBtu
Net derivative assets (liabilities)
Credit derivatives	$(112)	Discounted cash flow, Stochastic recovery correlation model	Yield	5%	n/a
			Upfront points	0 to 100 points	75 points
			Prepayment speed	15% to 100% CPR	22% CPR
			Default rate	2% CDR	n/a
			Credit correlation	21% to 64%	57%
			Price	$0 to $122	$69
Equity derivatives	$(1,904)	Industry standard derivative pricing (3)	Equity correlation	2% to 100%	64%
			Long-dated equity volatilities	7% to 64%	32%
Commodity derivatives	$(1,426)	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$1/MMBtu to $4/MMBtu	$3/MMBtu
			Correlation	39% to 85%	73%
			Volatilities	23% to 70%	39%
Interest rate derivatives	$(26)	Industry standard derivative pricing (4)	Correlation (IR/IR)	15% to 96%	34%
			Correlation (FX/IR)	0% to 46%	3%
			Long-dated inflation rates	G(7)% to 84%	14%
			Long-dated inflation volatilities	0% to 1%	1%
			Interest rates volatilities	0% to 2%	1%
Total net derivative assets (liabilities)	$(3,468)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 81: Trading account assets – Corporate securities, trading loans and other of $1.4 billion, Trading account assets – Non-U.S. sovereign debt of $354 million, Trading account assets – Mortgage trading loans, MBS and ABS of $1.4 billion, AFS debt securities of $643 million, Other debt securities carried at fair value - Non-agency residential of $267 million, Other assets, including MSRs, of $2.0 billion, Loans and leases of $717 million and LHFS of $236 million.
(3)Includes models such as Monte Carlo simulation and Black-Scholes.
(4)Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
(5)The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable
Uncertainty of Fair Value Measurements from Unobservable Inputs
For information on the types of instruments, valuation approaches and the impact of changes in unobservable inputs used in Level 3 measurements, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

Bank of America 84

Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2021 and 2020.

Assets Measured at Fair Value on a Nonrecurring Basis

	March 31, 2021		Three Months Ended March 31, 2021
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$2,116	$66	$5
Loans and leases (1)	—	85	(14)
Foreclosed properties (2, 3)	—	3	(1)
Other assets	49	2,155	(403)

	March 31, 2020		Three Months Ended March 31, 2020
Assets
Loans held-for-sale	$1,017	$628	$(78)
Loans and leases (1)	—	117	(27)
Foreclosed properties (2, 3)	—	15	(6)
Other assets	27	24	(2)
(1)Includes $3 million and $12 million of losses on loans that were written down to a collateral value of zero during the three months ended March 31, 2021 and 2020.
(2)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
(3)Excludes $87 million and $224 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at March 31, 2021 and 2020.
The table below presents information about significant unobservable inputs utilized in the Corporation's nonrecurring Level 3 fair value measurements at March 31, 2021 and December 31, 2020.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	Three Months Ended March 31, 2021
Loans held-for-sale	$66	Discounted cash flow	Price	$73 to $99	$84
Loans and leases (2)	85	Market comparables	OREO discount	13% to 59%	24%
			Costs to sell	8% to 26%	9%
Other assets (3)	1,955	Discounted cash flow	Discount rate	7%	n/a
	194	Market comparables	Estimated appraisal value	n/a	n/a
	Year Ended December 31, 2020
Loans held-for-sale	$792	Discounted cash flow	Price	$8 to $99	$95
Loans and leases (2)	301	Market comparables	OREO discount	13% to 59%	24%
			Costs to sell	8% to 26%	9%
Other assets (4)	576	Discounted cash flow	Revenue attrition	2% to 19%	7%
			Discount rate	11% to 14%	12%
(1)The weighted average is calculated based upon the fair value of the loans.
(2)Represents residential mortgages where the loan has been written down to the fair value of the underlying collateral.
(3)Represents the fair value of certain impaired renewable energy investments and impaired assets related to the Corporation’s real estate rationalization.
(4)Represents the fair value of the intangible asset related to the merchant contracts received from the dissolution of the Corporation's merchant services joint venture.
n/a = not applicable
NOTE 15 Fair Value Option
The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K. The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at March 31, 2021 and December 31, 2020, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three months ended March 31, 2021 and 2020.

85 Bank of America

Fair Value Option Elections

	March 31, 2021			December 31, 2020
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$153,387	$153,358	$29	$108,856	$108,811	$45
Loans reported as trading account assets (1)	8,213	16,630	(8,417)	7,967	17,372	(9,405)
Trading inventory – other	21,710	n/a	n/a	22,790	n/a	n/a
Consumer and commercial loans	7,003	7,059	(56)	6,681	6,778	(97)
Loans held-for-sale (1)	1,680	2,571	(891)	1,585	2,521	(936)
Other assets	172	n/a	n/a	200	n/a	n/a
Long-term deposits	504	488	16	481	448	33
Federal funds purchased and securities loaned or sold under agreements to repurchase	154,865	154,873	(8)	135,391	135,390	1
Short-term borrowings	4,503	4,286	217	5,874	5,178	696
Unfunded loan commitments	91	n/a	n/a	99	n/a	n/a
Long-term debt	30,514	31,683	(1,169)	32,200	33,470	(1,270)
(1)A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

Gains (Losses) Relating to Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended March 31
	2021			2020
(Dollars in millions)	Market making and similar activities	Other Income	Total	Market making and similar activities	Other Income	Total
Loans reported as trading account assets	$112	$—	$112	$(387)	$—	$(387)
Trading inventory – other (1)	(730)	—	(730)	(2,793)	—	(2,793)
Consumer and commercial loans	71	19	90	(83)	(358)	(441)
Short-term borrowings	413	—	413	517	—	517
Unfunded loan commitments	—	5	5	—	(116)	(116)
Long-term debt (2)	386	(16)	370	916	(16)	900
Other (3)	12	10	22	13	(51)	(38)
Total	$264	$18	$282	$(1,817)	$(541)	$(2,358)
(1)    The gains (losses) in market making and similar activities are primarily offset by (losses) gains on trading liabilities that hedge these assets.
(2)    The net gains in market making and similar activities relate to the embedded derivatives in structured liabilities and are typically offset by losses on derivatives and securities that hedge these liabilities. For the cumulative impact of changes in the Corporation’s own credit spreads and the amount recognized in accumulated OCI, see Note 12 – Accumulated Other Comprehensive Income (Loss). For more information on how the Corporation’s own credit spread is determined, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
(3)    Includes gains (losses) on federal funds sold and securities borrowed or purchased under agreements to resell, LHFS, long-term deposits and federal funds purchased and securities loaned or sold under agreements to repurchase.

Gains (Losses) Related to Borrower-specific Credit Risk for Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended March 31
(Dollars in millions)	2021	2020
Loans reported as trading account assets	$66	$(389)
Consumer and commercial loans	13	(349)
Loans held-for-sale	(6)	(74)
Unfunded loan commitments	5	(116)
NOTE 16 Fair Value of Financial Instruments
The following disclosures include financial instruments that are not carried at fair value or only a portion of the ending balance is carried at fair value on the Consolidated Balance Sheet. Certain loans, deposits, long-term debt, unfunded lending commitments and other financial instruments are accounted for under the fair value option. For more information, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at March 31, 2021 and December 31, 2020 are presented in the following table.

Bank of America 86

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	March 31, 2021
Financial assets
Loans	$865,652	$48,960	$862,801	$911,761
Loans held-for-sale	7,895	7,173	722	7,895
Financial liabilities
Deposits (1)	1,884,938	1,884,934	—	1,884,934
Long-term debt	251,211	258,936	1,028	259,964
Commercial unfunded lending commitments (2)	1,920	91	5,234	5,325

	December 31, 2020
Financial assets
Loans	$887,289	$49,372	$877,682	$927,054
Loans held-for-sale	9,243	7,864	1,379	9,243
Financial liabilities
Deposits (1)	1,795,480	1,795,545	—	1,795,545
Long-term debt	262,934	271,315	1,164	272,479
Commercial unfunded lending commitments (2)	1,977	99	5,159	5,258
(1)    Includes demand deposits of $914.3 billion and $799.0 billion with no stated maturities at March 31, 2021 and December 31, 2020.
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
NOTE 17 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, Global Wealth & Investment Management, Global Banking and Global Markets, with the remaining operations recorded in All Other. For more information see Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K. The following tables present net income (loss) and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for the three months ended March 31, 2021 and 2020, and total assets at March 31, 2021 and 2020 for each business segment, as well as All Other, including a reconciliation of the four business segments' total revenue, net of interest expense, on an FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet.

Results of Business Segments and All Other

At and for the three months ended March 31	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2021	2020	2021	2020	2021	2020
Net interest income	$10,308	$12,274	$5,920	$6,862	$1,331	$1,571
Noninterest income	12,624	10,637	2,149	2,267	3,640	3,365
Total revenue, net of interest expense	22,932	22,911	8,069	9,129	4,971	4,936
Provision for credit losses	(1,860)	4,761	(617)	2,258	(65)	189
Noninterest expense	15,515	13,475	5,131	4,496	3,869	3,606
Income before income taxes	9,277	4,675	3,555	2,375	1,167	1,141
Income tax expense	1,227	665	871	582	286	280
Net income	$8,050	$4,010	$2,684	$1,793	$881	$861
Period-end total assets	$2,969,992	$2,619,954	$1,047,413	$837,522	$378,655	$323,867

	Global Banking		Global Markets		All Other
	2021	2020	2021	2020	2021	2020
Net interest income	$1,980	$2,612	$990	$1,153	$87	$76
Noninterest income	2,653	1,988	5,208	4,073	(1,026)	(1,056)
Total revenue, net of interest expense	4,633	4,600	6,198	5,226	(939)	(980)
Provision for credit losses	(1,126)	2,093	(5)	107	(47)	114
Noninterest expense	2,781	2,318	3,427	2,815	307	240
Income before income taxes	2,978	189	2,776	2,304	(1,199)	(1,334)
Income tax expense	804	51	722	599	(1,456)	(847)
Net income	$2,174	$138	$2,054	$1,705	$257	$(487)
Period-end total assets	$594,235	$562,529	$745,681	$654,939	$204,008	$241,097
(1)There were no material intersegment revenues.

87 Bank of America

The table below presents noninterest income and the associated components for the three months ended March 31, 2021 and 2020 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Three Months Ended March 31
(Dollars in millions)	2021	2020	2021	2020	2021	2020
Fees and commissions:
Card income
Interchange fees	$1,067	$792	$835	$644	$10	$8
Other card income	368	480	354	466	9	9
Total card income	1,435	1,272	1,189	1,110	19	17
Service charges
Deposit-related fees	1,495	1,627	831	995	18	17
Lending-related fees	297	276	—	—	—	—
Total service charges	1,792	1,903	831	995	18	17
Investment and brokerage services
Asset management fees	3,002	2,682	41	38	2,961	2,652
Brokerage fees	1,061	1,076	36	32	430	470
Total investment and brokerage services	4,063	3,758	77	70	3,391	3,122
Investment banking fees
Underwriting income	1,546	848	—	—	135	115
Syndication fees	300	271	—	—	—	—
Financial advisory services	400	269	—	—	—	—
Total investment banking fees	2,246	1,388	—	—	135	115
Total fees and commissions	9,536	8,321	2,097	2,175	3,563	3,271
Market making and similar activities	3,529	2,807	—	1	11	21
Other income (loss)	(441)	(491)	52	91	66	73
Total noninterest income	$12,624	$10,637	$2,149	$2,267	$3,640	$3,365

	Global Banking		Global Markets		All Other (1)
	Three Months Ended March 31
	2021	2020	2021	2020	2021	2020
Fees and commissions:
Card income
Interchange fees	$146	$119	$76	$21	$—	$—
Other card income	4	4	—	—	1	1
Total card income	150	123	76	21	1	1
Service charges
Deposit-related fees	602	572	42	35	2	8
Lending-related fees	245	224	52	52	—	—
Total service charges	847	796	94	87	2	8
Investment and brokerage services
Asset management fees	—	—	—	—	—	(8)
Brokerage fees	41	7	560	567	(6)	—
Total investment and brokerage services	41	7	560	567	(6)	(8)
Investment banking fees
Underwriting income	654	368	799	455	(42)	(90)
Syndication fees	161	146	139	125	—	—
Financial advisory services	357	247	43	22	—	—
Total investment banking fees	1,172	761	981	602	(42)	(90)
Total fees and commissions	2,210	1,687	1,711	1,277	(45)	(89)
Market making and similar activities	31	87	3,470	2,973	17	(275)
Other income (loss)	412	214	27	(177)	(998)	(692)
Total noninterest income	$2,653	$1,988	$5,208	$4,073	$(1,026)	$(1,056)
(1)All Other includes eliminations of intercompany transactions.

Bank of America 88

Business Segment Reconciliations

	Three Months Ended March 31
(Dollars in millions)	2021	2020
Segments’ total revenue, net of interest expense	$23,871	$23,891
Adjustments (1):
Asset and liability management activities	109	(85)
Liquidating businesses, eliminations and other	(1,048)	(895)
FTE basis adjustment	(111)	(144)
Consolidated revenue, net of interest expense	$22,821	$22,767
Segments’ total net income	7,793	4,497
Adjustments, net-of-tax (1):
Asset and liability management activities	83	(77)
Liquidating businesses, eliminations and other	174	(410)
Consolidated net income	$8,050	$4,010

	March 31
	2021	2020
Segments’ total assets	$2,765,984	$2,378,857
Adjustments (1):
Asset and liability management activities, including securities portfolio	1,226,930	840,187
Elimination of segment asset allocations to match liabilities	(1,086,268)	(665,802)
Other	63,346	66,712
Consolidated total assets	$2,969,992	$2,619,954
(1)Adjustments include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

89 Bank of America

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

Bank of America 90

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
Return on Average Common Shareholders' Equity – Net income applicable to common shareholders divided by average common shareholders' equity.
Return on Average Shareholders' Equity – Net income divided by average shareholders' equity.

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
ARR	Alternative reference rates
AUM	Assets under management
BANA	Bank of America, National Association
BHC	Bank holding company
BofAS	BofA Securities, Inc.
BofASE	BofA Securities Europe SA
bps	basis points
CCAR	Comprehensive Capital Analysis and Review
CDO	Collateralized debt obligation
CECL	Current expected credit losses
CET1	Common equity tier 1
CFTC	Commodity Futures Trading Commission
CLTV	Combined loan-to-value
CVA	Credit valuation adjustment
DVA	Debit valuation adjustment
EPS	Earnings per common share
ESG	Environmental, social and governance
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Freddie Mac
FICC	Fixed income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
FVA	Funding valuation adjustment
GAAP	Accounting principles generally accepted in the United States of America
GLS	Global Liquidity Sources
GNMA	Government National Mortgage Association
GSE	Government-sponsored enterprise
G-SIB	Global systemically important bank
GWIM	Global Wealth & Investment Management

HELOC	Home equity line of credit
HQLA	High Quality Liquid Assets
HTM	Held-to-maturity
IBOR	Interbank Offered Rates
IRLC	Interest rate lock commitment
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held-for-sale
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MLGWM	Merrill Lynch Global Wealth Management
MLI	Merrill Lynch International
MLPCC	Merrill Lynch Professional Clearing Corp
MLPF&S	Merrill Lynch, Pierce, Fenner & Smith Incorporated
MSA	Metropolitan Statistical Area
MSR	Mortgage servicing right
OCI	Other comprehensive income
OREO	Other real estate owned
PCA	Prompt Corrective Action
PPP	Paycheck Protection Program
RWA	Risk -weighted assets
SBA	Small Business Administration
SBLC	Standby letter of credit
SCB	Stress capital buffer
SEC	Securities and Exchange Commission
SLR	Supplementary leverage ratio
TDR	Troubled debt restructurings
TLAC	Total loss-absorbing capacity
VaR	Value-at-Risk
VIE	Variable interest entity

91 Bank of America

Part II. Other Information
Bank of America Corporation and Subsidiaries
Item 1. Legal Proceedings
See Litigation and Regulatory Matters in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
Item 1A. Risk Factors
There are no material changes from the risk factors set forth under Part 1, Item 1A. Risk Factors of the Corporation’s 2020 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents share repurchase activity for the three months ended March 31, 2021. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs	Remaining Buyback Authority Amounts (2,3)
January 1 - 31, 2021	14,254	$31.56	14,237	$3,021
February 1 - 28, 2021	68,348	32.69	45,777	1,531
March 1 - 31, 2021	42,547	37.20	41,089	—
Three months ended March 31, 2021	125,149	34.09	101,103
(1)Includes 24 million shares of the Corporation’s common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)On January 19, 2021, the Corporation announced that the Board of Directors (Board) has authorized the repurchase of $2.9 billion in common stock through March 31, 2021, plus repurchases to offset shares awarded under equity-based compensation plans during the same period. During the three months ended March 31, 2021, the Corporation repurchased 101 million shares, or $3.5 billion, of its common stock, including to offset shares awarded under equity-based compensation plans. For more information, see Capital Management - CCAR and Capital Planning in the MD&A on page 18 and Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.
(3)On April 15, 2021, the Corporation announced the Board has authorized the repurchase of up to $25 billion of common stock over time. The Board also authorized repurchases to offset shares awarded under equity-based compensation plans. For more information, see Capital Management - CCAR and Capital Planning in the MD&A on page 18 and Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.
The Corporation did not have any unregistered sales of equity securities during the three months ended March 31, 2021.

Bank of America 92

Item 6. Exhibits

Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended and in effect on the date hereof		10-K	3.1	2/24/21	1-6523

3.2	Amended and Restated Bylaws of the Corporation as in effect on the date hereof		10-Q	3.2	10/30/20	1-6523

10.1	Form of Time-Based Restricted Stock Units Award Agreement (February 2021) between the Corporation and certain executive officers of the Corporation, including certain Named Executive Officers	1,2

10.2	Form of Performance Restricted Stock Units Award Agreement (February 2021) between the Corporation and certain executive officers of the Corporation, including certain Named Executive Officers	1,2

22	Subsidiary Issuers of Guaranteed Securities		10-K	22	2/24/21	1-6523

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

101.INS	Inline XBRL Instance Document	3

101.SCH	Inline XBRL Taxonomy Extension Schema Document	1

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	1

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	1

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	1

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Bank of America Corporation Registrant

Date:	April 29, 2021	/s/ Rudolf A. Bless
Rudolf A. Bless Chief Accounting Officer

93 Bank of America