Form 10-Q
period 2021-06-30
BANK OF AMERICA CORP /DE/
filed 2021-07-30
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
Yes ☐ No ☑
On July 29, 2021, there were 8,414,903,881 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation and Subsidiaries
June 30, 2021
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

Bank of America 2

Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At June 30, 2021, the Corporation had $3.0 trillion in assets and a headcount of approximately 212,000 employees.
As of June 30, 2021, we served clients through operations across the U.S., its territories and approximately 35 countries. Our retail banking footprint covers all major markets in the U.S., and we serve approximately 66 million consumer and small business clients with approximately 4,300 retail financial centers, approximately 17,000 ATMs, and leading digital banking platforms (www.bankofamerica.com) with approximately 41 million active users, including approximately 32 million active mobile users. We offer industry-leading support to approximately three million small business households. Our GWIM businesses, with client balances of $3.7 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
The Corporation’s website is www.bankofamerica.com, and the Investor Relations portion of our website is https://investor.bankofamerica.com. We use our website to distribute company information, including as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. We routinely post and make accessible financial and other information, including environmental, social and governance (ESG) information, regarding the Corporation on our website. Investors should monitor the Investor Relations portion of our website, in addition to our press releases, U.S. Securities and Exchange Commission (SEC) filings, public conference calls and webcasts.
Recent Developments
Capital Management
On June 24, 2021, the Board of Governors of the Federal Reserve System (Federal Reserve) announced the results of our 2021 Comprehensive Capital Analysis and Review (CCAR) capital plan and related supervisory stress tests. Based on our results, we will be subject to a preliminary 2.5 percent stress capital buffer (SCB) beginning October 1, 2021, unchanged from the current level, and our minimum Basel 3 Common equity tier 1 (CET1) capital ratio requirement will also remain unchanged at 9.5 percent.
On July 21, 2021, the Corporation’s Board of Directors (the Board) declared a quarterly common stock dividend of $0.21 per share, an increase of 17 percent compared to the prior dividend rate, payable on September 24, 2021 to shareholders of record as of September 3, 2021.
For more information on our capital resources and regulatory developments, see Capital Management on page 22.
U.K. Tax Law Change
On June 10, 2021, the U.K. enacted the 2021 Finance Act, which increases the U.K. corporation income tax rate to 25 percent from 19 percent, effective April 1, 2023. As a result, during the second quarter of 2021, the Corporation recorded a write-up of U.K. net deferred tax assets of approximately $2.0 billion with a corresponding positive income tax adjustment. For more information, see Financial Highlights – Income Tax Expense on page 6.
COVID-19 Pandemic
The Corporation has been, and may continue to be, impacted by the Coronavirus Disease 2019 (COVID-19) pandemic (the pandemic). During the first half of 2021, the macroeconomic outlook improved in the U.S. and several regions of the world, as COVID-19 cases decreased and vaccinations became more widely available. However, uncertainty still remains about the duration of the pandemic and the timing and strength of the global economic recovery. As the pandemic evolves, we continue to review protocols and processes in place to execute our business continuity plans. In conjunction with our efforts to support clients affected by the pandemic, we have cumulatively originated $35.4 billion in loans under the Paycheck Protection Program (PPP) with amounts outstanding of $15.7 billion and $21.1 billion at June 30, 2021 and March 31, 2021. For more information on PPP loans, see Commercial Portfolio Credit Risk Management on page 35.
Although the macroeconomic and public health outlooks improved in the U.S. and globally during the first half of 2021, the future direct and indirect impact of the pandemic on our businesses, results of operations and financial condition remains uncertain. Should current economic conditions deteriorate or if the pandemic worsens, including as the result of the spread of COVID-19 variants that are more easily communicable or resistant to currently available vaccines, such conditions could have an adverse effect on our businesses and results of operations and could adversely affect our financial condition.
For more information on the pandemic, see Executive Summary – Recent Developments – COVID-19 Pandemic in the MD&A and Item 1A. Risk Factors – Coronavirus Disease of the Corporation’s 2020 Annual Report on Form 10-K.
LIBOR and Other Benchmark Rates
Following the 2017 announcement by the U.K.’s Financial Conduct Authority (FCA) that it would no longer compel participating banks to submit rates for the London Interbank Offered Rate (LIBOR) after 2021, regulators, trade associations and financial industry working groups have identified recommended replacement rates for LIBOR, as well as other Interbank Offered Rates (IBORs), and have published recommended conventions to allow new and existing products to incorporate fallbacks or that reference these alternative reference rates (ARRs). Additionally, as previously disclosed, the FCA announced the dates for the cessation of all LIBOR benchmark settings currently published by the ICE Benchmark Administration. In connection with the transition, in April 2021, the State of New York approved legislation for contracts that are governed by New York law by providing a statutory framework to replace LIBOR with a benchmark rate based on the Secured

3 Bank of America

Overnight Financing Rate (SOFR), which is anticipated to help the Corporation reduce legal and economic uncertainty with regard to certain LIBOR-based products and contracts that are governed by New York law and have no fallback provisions or have fallback provisions that are based on LIBOR.
The Corporation continues to execute its enterprise-wide IBOR transition program. As part of this transition program, the Corporation continues to decrease initiation of new U.S. dollar LIBOR-linked commercial loans that mature after June 30, 2023, subject to certain exceptions, and continues to increase the usage of ARRs in its U.S. dollar commercial lending products and contracts. Additionally, the Corporation has ceased initiation of most GBP LIBOR-linked derivatives, subject to certain exceptions, and is prioritizing interdealer trading in SOFR rather than LIBOR for certain U.S. dollar interest rate swaps in accordance with recommendations by the Commodity Futures Trading Commission (CFTC). The Corporation continues to update its operational models, systems, processes and internal infrastructure.
While the Corporation continues to work towards meeting the regulatory and industry-wide recommended milestones on cessation of LIBOR, the market and client replacement of IBORs and adoption of ARRs continue to evolve and, as a result, could impact the ability of market participants and the Corporation to transition activity across or within categories of contracts, products, services and markets. Accordingly, the Corporation continues to monitor a variety of market scenarios as part of its transition efforts, including risks associated with insufficient preparation by individual market participants or the overall market ecosystem, ability of market participants to meet regulatory and industry-wide recommended milestones, development and adoption of SOFR, credit-sensitive and other rates, access and demand by clients and market participants to liquidity in certain products, including LIBOR products, and IBOR continuity. Furthermore, banking regulators in the U.S. and globally have increased regulatory scrutiny and intensified supervisory focus of financial institution LIBOR transition plans, preparations and readiness.
For more information on the expected replacement of LIBOR and other benchmark rates, see Executive Summary – Recent Developments – LIBOR and Other Benchmark Rates in the MD&A and Item 1A. Risk Factors – Other of the Corporation’s 2020 Annual Report on Form 10-K.
Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2021	2020	2021	2020
Income statement
Net interest income	$10,233	$10,848	$20,430	$22,978
Noninterest income	11,233	11,478	23,857	22,115
Total revenue, net of interest expense	21,466	22,326	44,287	45,093
Provision for credit losses	(1,621)	5,117	(3,481)	9,878
Noninterest expense	15,045	13,410	30,560	26,885
Income before income taxes	8,042	3,799	17,208	8,330
Income tax expense	(1,182)	266	(66)	787
Net income	9,224	3,533	17,274	7,543
Preferred stock dividends	260	249	750	718
Net income applicable to common shareholders	$8,964	$3,284	$16,524	$6,825

Per common share information
Earnings	$1.04	$0.38	$1.91	$0.78
Diluted earnings	1.03	0.37	1.90	0.77
Dividends paid	0.18	0.18	0.36	0.36
Performance ratios
Return on average assets (1)	1.23%	0.53%	1.18%	0.58%
Return on average common shareholders’ equity (1)	14.33	5.44	13.31	5.67
Return on average tangible common shareholders’ equity (2)	19.90	7.63	18.51	7.97
Efficiency ratio (1)	70.09	60.06	69.00	59.62
			June 30 2021	December 31 2020

Balance sheet
Total loans and leases			$918,928	$927,861
Total assets			3,029,894	2,819,627
Total deposits			1,909,142	1,795,480
Total liabilities			2,752,775	2,546,703
Total common shareholders’ equity			253,678	248,414
Total shareholders’ equity			277,119	272,924
(1)For definitions, see Key Metrics on page 101.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most closely related financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 47.

Bank of America 4

Net income was $9.2 billion and $17.3 billion, or $1.03 and $1.90 per diluted share, for the three and six months ended June 30, 2021 compared to $3.5 billion and $7.5 billion, or $0.37 and $0.77 per diluted share, for the same periods in 2020. The increase in net income was primarily due to improvement in the provision for credit losses and a positive income tax adjustment related to the revaluation of U.K. net deferred tax assets, partially offset by higher noninterest expense.
Total assets increased $210.3 billion from December 31, 2020 to $3.0 trillion primarily due to the deployment of cash from continued deposit inflows into debt securities, as well as higher trading account assets due to an increase in inventory in Global Markets.
Total liabilities increased $206.1 billion from December 31, 2020 to $2.8 trillion primarily driven by an increase in deposits due to additional government stimulus measures as well as seasonally higher deposits, higher federal funds purchased and securities loaned or sold under agreements to repurchase due to client activity in Global Markets and an increase in trading account liabilities resulting from higher levels of short positions in Global Markets.
Shareholders’ equity increased $4.2 billion from December 31, 2020 primarily due to net income, partially offset by returns of capital to shareholders through common stock repurchases and common and preferred stock dividends, as well as market value decreases on debt securities and derivatives.
Net Interest Income
Net interest income decreased $615 million to $10.2 billion, and $2.5 billion to $20.4 billion for the three and six months ended June 30, 2021 compared to the same periods in 2020. Net interest yield on a fully taxable-equivalent (FTE) basis decreased 26 basis points (bps) to 1.61 percent, and 45 bps to 1.64 percent for the same periods. The decrease in net interest income was primarily driven by lower interest rates and loan balances, partially offset by higher balances of debt securities. For more information on net interest yield and the FTE basis, see Supplemental Financial Data on page 7, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 45.
Noninterest Income

Table 2	Noninterest Income

		Three Months Ended June 30		Six Months Ended June 30

(Dollars in millions)		2021	2020	2021	2020
Fees and commissions:
Card income		$1,586	$1,249	$3,021	$2,521
Service charges		1,874	1,562	3,666	3,465
Investment and brokerage services		4,123	3,422	8,186	7,180
Investment banking fees		2,122	2,159	4,368	3,547
Total fees and commissions		9,705	8,392	19,241	16,713
Market making and similar activities		1,826	2,487	5,355	5,294
Other income		(298)	599	(739)	108
Total noninterest income		$11,233	$11,478	$23,857	$22,115
Noninterest income decreased $245 million to $11.2 billion and increased $1.7 billion to $23.9 billion for the three and six months ended June 30, 2021 compared to the same periods in 2020. The following highlights the significant changes.
●    Card income increased $337 million and $500 million primarily driven by increased client activity and merchant services revenue.
●    Service charges increased $312 million and $201 million primarily due to higher treasury fees and increased client activity in the three-month period.
●    Investment and brokerage services income increased $701 million and $1.0 billion primarily driven by higher market valuations and assets under management (AUM) flows, partially offset by declines in AUM pricing.
●    Investment banking fees increased $821 million for the six-month period primarily driven by higher equity issuance fees as well as advisory and debt issuance fees.

●    Market making and similar activities decreased $661 million for the three-month period primarily driven by higher market-related gains in the prior-year period due to a more robust trading environment for macro products and market recoveries from the end of the first quarter of 2020.
●    Other income decreased $897 million and $847 million primarily due to a $704 million gain on sales of certain mortgage loans in the prior year as well as higher partnership losses on tax credit investments.
Provision for Credit Losses
The provision for credit losses improved $6.7 billion to a benefit of $1.6 billion and $13.4 billion to a benefit of $3.5 billion for the three and six months ended June 30, 2021 compared to the same periods in 2020, primarily driven by improvement in the macroeconomic outlook. For more information on the provision for credit losses, see Allowance for Credit Losses on page 41.

5 Bank of America

Noninterest Expense

Table 3	Noninterest Expense

		Three Months Ended June 30		Six Months Ended June 30

(Dollars in millions)		2021	2020	2021	2020
Compensation and benefits		$8,653	$7,994	$18,389	$16,335
Occupancy and equipment		1,759	1,802	3,589	3,504
Information processing and communications		1,448	1,265	2,873	2,474
Product delivery and transaction related		976	811	1,953	1,588
Marketing		810	492	1,181	930
Professional fees		426	381	829	756
Other general operating		973	665	1,746	1,298
Total noninterest expense		$15,045	$13,410	$30,560	$26,885
Noninterest expense increased $1.6 billion to $15.0 billion, and $3.7 billion to $30.6 billion for the three and six months ended June 30, 2021 compared to the same periods in 2020. The increase in the three-month period was primarily due to higher compensation and benefits expense, a $500 million contribution to the Bank of America Foundation and approximately $300 million associated with processing transactional card claims related to state unemployment benefits. The increase in the six-month period was primarily driven by the same factors as the three-month period as well as elevated net COVID-19 related costs, acceleration of expenses due to incentive compensation award changes, an impairment charge for real estate rationalization, higher revenue-related expenses and higher severance costs.
Income Tax Expense

Table 4	Income Tax Expense

		Three Months Ended June 30		Six Months Ended June 30

(Dollars in millions)		2021	2020	2021	2020
Income before income taxes		$8,042	$3,799	$17,208	$8,330
Income tax expense		(1,182)	266	(66)	787
Effective tax rate		(14.7)%	7.0%	(0.4)%	9.4%
Changes in the effective tax rates for the three and six months ended June 30, 2021 compared to the same periods a year ago were driven by the impact of our recurring tax preference benefits on higher levels of pretax income and the impact of the U.K. tax law change further discussed in this section. Our recurring tax preference benefits primarily consist of tax credits from investments in affordable housing and renewable energy, aligning with our responsible growth strategy to address global sustainability challenges. Absent these tax credits and the impact of the U.K. tax law change, the effective tax rate would have been approximately 25 percent.

On June 10, 2021, the U.K. enacted the 2021 Finance Act, which increases the U.K. corporation income tax rate to 25 percent from 19 percent. This change is effective April 1, 2023 and unfavorably affects income tax expense on future U.K. earnings. As a result, the Corporation recorded a write-up of U.K. net deferred tax assets of approximately $2.0 billion, with a corresponding positive income tax adjustment. This write-up is a reversal of previously recorded write-downs of net deferred tax assets for prior changes in the U.K. corporation income tax rate.

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
We also evaluate our business based on certain ratios that utilize tangible equity, a non-GAAP financial measure. Tangible equity represents shareholders’ equity or common shareholders’ equity reduced by goodwill and intangible assets (excluding mortgage servicing rights (MSRs)), net of related deferred tax liabilities (“adjusted” shareholders’ equity or common shareholders’ equity). These measures are used to evaluate our use of equity. In addition, profitability, relationship and investment models use both return on average tangible common shareholders’ equity and return on average tangible shareholders’ equity as key measures to support our overall growth objectives. These ratios are as follows:
●    Return on average tangible common shareholders’ equity measures our net income applicable to common shareholders as a percentage of adjusted average common shareholders’ equity. The tangible common equity ratio represents adjusted ending common shareholders’ equity divided by total tangible assets.
●    Return on average tangible shareholders’ equity measures our net income as a percentage of adjusted average total shareholders’ equity. The tangible equity ratio represents adjusted ending shareholders’ equity divided by total tangible assets.
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
For more information on the reconciliation of these non-GAAP financial measures to the corresponding GAAP financial measures, see Non-GAAP Reconciliations on page 47.
Key Performance Indicators
We present certain key financial and nonfinancial performance indicators (key performance indicators) that management uses when assessing our consolidated and/or segment results. We believe they are useful to investors because they provide additional information about our underlying operational performance and trends. These key performance indicators (KPIs) may not be defined or calculated in the same way as similar KPIs used by other companies. For information on how these metrics are defined, see Key Metrics on page 101.
Our consolidated key performance indicators, which include various equity and credit metrics, are presented in Table 1 on page 4 and Table 5 on page 8.
For information on key segment performance metrics, see Business Segment Operations on page 11.

7 Bank of America

Table 5	Selected Quarterly Financial Data

	2021 Quarters		2020 Quarters			Six Months Ended June 30
(In millions, except per share information)	Second	First	Fourth	Third	Second	2021	2020
Income statement
Net interest income	$10,233	$10,197	$10,253	$10,129	$10,848	$20,430	$22,978
Noninterest income	11,233	12,624	9,846	10,207	11,478	23,857	22,115
Total revenue, net of interest expense	21,466	22,821	20,099	20,336	22,326	44,287	45,093
Provision for credit losses	(1,621)	(1,860)	53	1,389	5,117	(3,481)	9,878
Noninterest expense	15,045	15,515	13,927	14,401	13,410	30,560	26,885
Income before income taxes	8,042	9,166	6,119	4,546	3,799	17,208	8,330
Income tax expense	(1,182)	1,116	649	(335)	266	(66)	787
Net income	9,224	8,050	5,470	4,881	3,533	17,274	7,543
Net income applicable to common shareholders	8,964	7,560	5,208	4,440	3,284	16,524	6,825
Average common shares issued and outstanding	8,620.8	8,700.1	8,724.9	8,732.9	8,739.9	8,660.4	8,777.6
Average diluted common shares issued and outstanding	8,735.5	8,755.6	8,785.0	8,777.5	8,768.1	8,776.2	8,813.3
Performance ratios
Return on average assets (1)	1.23%	1.13%	0.78%	0.71%	0.53%	1.18%	0.58%
Four-quarter trailing return on average assets (2)	0.97	0.79	0.67	0.75	0.81	n/a	n/a
Return on average common shareholders’ equity (1)	14.33	12.28	8.39	7.24	5.44	13.31	5.67
Return on average tangible common shareholders’ equity (3)	19.90	17.08	11.73	10.16	7.63	18.51	7.97
Return on average shareholders’ equity (1)	13.47	11.91	8.03	7.26	5.34	12.70	5.71
Return on average tangible shareholders’ equity (3)	18.11	16.01	10.84	9.84	7.23	17.07	7.76
Total ending equity to total ending assets	9.15	9.23	9.68	9.82	9.69	9.15	9.69
Total average equity to total average assets	9.11	9.52	9.71	9.76	9.85	9.31	10.21
Dividend payout	17.25	20.68	30.11	35.36	47.87	18.82	46.16
Per common share data
Earnings	$1.04	$0.87	$0.60	$0.51	$0.38	$1.91	$0.78
Diluted earnings	1.03	0.86	0.59	0.51	0.37	1.90	0.77
Dividends paid	0.18	0.18	0.18	0.18	0.18	0.36	0.36
Book value (1)	29.89	29.07	28.72	28.33	27.96	29.89	27.96
Tangible book value (3)	21.61	20.90	20.60	20.23	19.90	21.61	19.90
Market capitalization	$349,925	$332,337	$262,206	$208,656	$205,772	$349,925	$205,772
Average balance sheet
Total loans and leases	$907,900	$907,723	$934,798	$974,018	$1,031,387
Total assets	3,015,113	2,879,221	2,791,874	2,739,684	2,704,186
Total deposits	1,888,834	1,805,747	1,737,139	1,695,488	1,658,197
Long-term debt	232,034	220,836	225,423	224,254	221,167
Common shareholders’ equity	250,948	249,648	246,840	243,896	242,889
Total shareholders’ equity	274,632	274,047	271,020	267,323	266,316
Asset quality
Allowance for credit losses (4)	$15,782	$17,997	$20,680	$21,506	$21,091
Nonperforming loans, leases and foreclosed properties (5)	5,031	5,299	5,116	4,730	4,611
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.55%	1.80%	2.04%	2.07%	1.96%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	287	313	380	431	441
Net charge-offs	$595	$823	$881	$972	$1,146
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.27%	0.37%	0.38%	0.40%	0.45%
Capital ratios at period end (6)
Common equity tier 1 capital	11.5%	11.8%	11.9%	11.9%	11.4%
Tier 1 capital	13.0	13.3	13.5	13.5	12.9
Total capital	15.1	15.6	16.1	16.1	14.8
Tier 1 leverage	6.9	7.2	7.4	7.4	7.4
Supplementary leverage ratio	5.9	7.0	7.2	6.9	7.1
Tangible equity (3)	7.0	7.0	7.4	7.4	7.3
Tangible common equity (3)	6.2	6.2	6.5	6.6	6.5
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets	27.7%	26.8%	27.4%	26.9%	26.0%
Total loss-absorbing capacity to supplementary leverage exposure	12.5	14.1	14.5	13.7	14.2
Eligible long-term debt to risk-weighted assets	14.1	13.0	13.3	12.9	12.4
Eligible long-term debt to supplementary leverage exposure	6.3	6.8	7.1	6.6	6.7
(1)For definitions, see Key Metrics on page 101.
(2)Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.
(3)Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 7 and Non-GAAP Reconciliations on page 47.
(4)Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.
(5)Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 34 and corresponding Table 25 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 38 and corresponding Table 32.
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 22.
n/a = not applicable

Bank of America 8

Table 6	Quarterly Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	Second Quarter 2021			Second Quarter 2020
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$247,673	$27	0.04%	$314,661	$33	0.04%
Time deposits placed and other short-term investments	8,079	—	0.02	8,644	5	0.25
Federal funds sold and securities borrowed or purchased under agreements to resell	270,443	(42)	(0.06)	312,404	26	0.03
Trading account assets	152,307	967	2.55	143,370	1,021	2.86
Debt securities	895,902	2,834	1.27	476,060	2,462	2.10
Loans and leases (2)
Residential mortgage	214,096	1,498	2.80	241,486	1,880	3.11
Home equity	31,621	267	3.39	39,308	308	3.15
Credit card	73,399	1,876	10.25	86,191	2,140	9.99
Direct/Indirect and other consumer (3)	94,321	561	2.38	88,962	623	2.81
Total consumer	413,437	4,202	4.07	455,947	4,951	4.36
U.S. commercial (4)	322,633	2,049	2.55	374,965	2,526	2.71
Non-U.S. commercial (4)	96,343	429	1.78	116,040	578	2.00
Commercial real estate (5)	59,276	371	2.51	65,515	430	2.64
Commercial lease financing	16,211	108	2.67	18,920	128	2.71
Total commercial	494,463	2,957	2.40	575,440	3,662	2.56
Total loans and leases	907,900	7,159	3.16	1,031,387	8,613	3.35
Other earning assets	96,364	552	2.30	72,256	508	2.82
Total earning assets	2,578,668	11,497	1.79	2,358,782	12,668	2.16
Cash and due from banks	31,675			31,256
Other assets, less allowance for loan and lease losses	404,770			314,148
Total assets	$3,015,113			$2,704,186
Interest-bearing liabilities
U.S. interest-bearing deposits
Savings	$72,798	$1	0.01%	$56,931	$2	0.01%
Demand and money market deposit accounts	915,420	78	0.03	850,274	152	0.07
Consumer CDs and IRAs	36,181	16	0.17	50,882	123	0.97
Negotiable CDs, public funds and other deposits	53,537	23	0.17	81,532	56	0.29
Total U.S. interest-bearing deposits	1,077,936	118	0.04	1,039,619	333	0.13
Non-U.S. interest-bearing deposits
Banks located in non-U.S. countries	1,191	—	—	1,807	—	0.04
Governments and official institutions	204	—	—	183	—	—
Time, savings and other	80,747	10	0.05	74,158	40	0.21
Total non-U.S. interest-bearing deposits	82,142	10	0.05	76,148	40	0.21
Total interest-bearing deposits	1,160,078	128	0.04	1,115,767	373	0.13
Federal funds purchased, securities loaned or sold under agreements to repurchase, short-term borrowings and other interest-bearing liabilities	320,314	(85)	(0.11)	295,465	(72)	(0.10)
Trading account liabilities	58,823	293	2.01	40,717	223	2.20
Long-term debt	232,034	818	1.42	221,167	1,168	2.12
Total interest-bearing liabilities	1,771,249	1,154	0.26	1,673,116	1,692	0.41
Noninterest-bearing sources
Noninterest-bearing deposits	728,756			542,430
Other liabilities (6)	240,476			222,324
Shareholders’ equity	274,632			266,316
Total liabilities and shareholders’ equity	$3,015,113			$2,704,186
Net interest spread			1.53%			1.75%
Impact of noninterest-bearing sources			0.08			0.12
Net interest income/yield on earning assets (7)		$10,343	1.61%		$10,976	1.87%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 45.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes non-U.S. consumer loans of $3.0 billion and $2.8 billion for the second quarter of 2021 and 2020.
(4)Certain prior-period amounts have been reclassified to conform to current-period presentation.
(5)Includes U.S. commercial real estate loans of $56.0 billion and $61.8 billion, and non-U.S. commercial real estate loans of $3.3 billion and $3.7 billion for the second quarter of 2021 and 2020.
(6)Includes $30.5 billion and $35.5 billion of structured notes and liabilities for the second quarter of 2021 and 2020.
(7)Net interest income includes FTE adjustments of $110 million and $128 million for the second quarter of 2021 and 2020.

9 Bank of America

Table 7	Year-to-Date Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
	Six Months Ended June 30
(Dollars in millions)	2021			2020
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$262,802	$56	0.04%	$222,472	$301	0.27%
Time deposits placed and other short-term investments	8,409	4	0.10	9,769	35	0.73
Federal funds sold and securities borrowed or purchased under agreements to resell	260,271	(49)	(0.04)	295,599	845	0.57
Trading account assets	148,718	1,852	2.51	150,028	2,287	3.06
Debt securities	842,566	5,579	1.33	470,638	5,330	2.29
Loans and leases (2)
Residential mortgage	216,537	3,027	2.80	240,740	3,867	3.21
Home equity	32,622	548	3.39	39,674	729	3.69
Credit card	73,780	3,823	10.45	90,331	4,604	10.25
Direct/Indirect and other consumer (3)	92,883	1,120	2.43	89,958	1,369	3.06
Total consumer	415,822	8,518	4.12	460,703	10,569	4.60
U.S. commercial (4)	322,323	4,100	2.56	352,692	5,436	3.10
Non-U.S. commercial (4)	93,639	838	1.80	113,714	1,316	2.33
Commercial real estate (5)	59,505	736	2.49	64,467	1,013	3.16
Commercial lease financing	16,523	240	2.91	19,259	289	3.00
Total commercial	491,990	5,914	2.42	550,132	8,054	2.94
Total loans and leases	907,812	14,432	3.20	1,010,835	18,623	3.70
Other earning assets	99,985	1,129	2.28	80,065	1,489	3.74
Total earning assets	2,530,563	23,003	1.83	2,239,406	28,910	2.59
Cash and due from banks	32,794			29,626
Other assets, less allowance for loan and lease losses	384,185			330,525
Total assets	$2,947,542			$2,599,557
Interest-bearing liabilities
U.S. interest-bearing deposits
Savings	$70,207	$3	0.01%	$53,765	$3	0.01%
Demand and money market deposit accounts	902,677	155	0.03	810,374	805	0.20
Consumer CDs and IRAs	37,188	42	0.23	52,123	274	1.06
Negotiable CDs, public funds and other deposits	53,162	46	0.18	74,759	265	0.72
Total U.S. interest-bearing deposits	1,063,234	246	0.05	991,021	1,347	0.27
Non-U.S. interest-bearing deposits
Banks located in non-U.S. countries	1,111	—	0.06	1,855	3	0.33
Governments and official institutions	201	—	—	172	—	0.02
Time, savings and other	80,742	15	0.04	74,891	207	0.55
Total non-U.S. interest-bearing deposits	82,054	15	0.04	76,918	210	0.55
Total interest-bearing deposits	1,145,288	261	0.05	1,067,939	1,557	0.29
Federal funds purchased, securities loaned or sold under agreements to repurchase, short-term borrowings and other interest-bearing liabilities	306,850	(164)	(0.11)	299,984	1,048	0.70
Trading account liabilities	50,917	539	2.14	44,430	552	2.50
Long-term debt	226,466	1,716	1.53	215,992	2,503	2.33
Total interest-bearing liabilities	1,729,521	2,352	0.27	1,628,345	5,660	0.70
Noninterest-bearing sources
Noninterest-bearing deposits	702,232			480,827
Other liabilities (6)	241,448			224,960
Shareholders’ equity	274,341			265,425
Total liabilities and shareholders’ equity	$2,947,542			$2,599,557
Net interest spread			1.56%			1.89%
Impact of noninterest-bearing sources			0.08			0.20
Net interest income/yield on earning assets (7)		$20,651	1.64%		$23,250	2.09%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 45.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes non-U.S. consumer loans of $3.0 billion and $2.9 billion for the six months ended June 30, 2021 and 2020.
(4)Certain prior-period amounts have been reclassified to conform to current-period presentation.
(5)Includes U.S. commercial real estate loans of $56.3 billion and $60.7 billion, and non-U.S. commercial real estate loans of $3.2 billion and $3.7 billion for the six months ended June 30, 2021 and 2020.
(6)Includes $30.9 billion and $35.6 billion of structured notes and liabilities for the six months ended June 30, 2021 and 2020.
(7)Net interest income includes FTE adjustments of $221 million and $272 million for the six months ended June 30, 2021 and 2020.

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
We periodically review capital allocated to our businesses and allocate capital annually during the strategic and capital planning processes. We utilize a methodology that considers the effect of regulatory capital requirements in addition to internal risk-based capital models. Our internal risk-based capital models use a risk-adjusted methodology incorporating each segment’s credit, market, interest rate, business and operational risk components. For more information on the nature of these risks, see Managing Risk on page 22. The capital allocated to the business segments is referred to as allocated capital. Allocated equity in the reporting units is comprised of allocated capital plus capital for the portion of goodwill and intangibles specifically assigned to the reporting unit. For more information, including the definition of a reporting unit, see Complex Accounting Estimates on page 46 and Note 7 – Goodwill and Intangible Assets to the Consolidated Financial Statements.
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
Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
	Three Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020	2021	2020	% Change
Net interest income	$3,480	$3,299	$2,493	$2,692	$5,973	$5,991	—%
Noninterest income:
Card income	(7)	(4)	1,319	1,057	1,312	1,053	25
Service charges	851	706	—	—	851	706	21
All other income	21	62	29	40	50	102	(51)
Total noninterest income	865	764	1,348	1,097	2,213	1,861	19
Total revenue, net of interest expense	4,345	4,063	3,841	3,789	8,186	7,852	4

Provision for credit losses	47	154	(744)	2,870	(697)	3,024	(123)
Noninterest expense	2,856	2,869	2,003	1,866	4,859	4,735	3
Income (loss) before income taxes	1,442	1,040	2,582	(947)	4,024	93	n/m
Income tax expense (benefit)	353	255	633	(232)	986	23	n/m
Net income (loss)	$1,089	$785	$1,949	$(715)	$3,038	$70	n/m

Effective tax rate (1)					24.5%	24.7%

Net interest yield	1.44%	1.66%	3.60%	3.42%	2.37	2.85
Return on average allocated capital	36	26	30	(11)	32	1
Efficiency ratio	65.73	70.62	52.16	49.25	59.36	60.31

Balance Sheet
	Three Months Ended June 30
Average	2021	2020	2021	2020	2021	2020	% Change
Total loans and leases	$4,447	$5,314	$277,320	$316,244	$281,767	$321,558	(12)%
Total earning assets (2)	968,491	801,391	277,742	316,622	1,012,364	845,236	20
Total assets (2)	1,005,237	837,367	283,148	320,978	1,054,516	885,568	19
Total deposits	972,016	804,418	7,056	6,282	979,072	810,700	21
Allocated capital	12,000	12,000	26,500	26,500	38,500	38,500	—
(1)Estimated at the segment level only.
(2)In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.
n/m - not meaningful

11 Bank of America

	Deposits		Consumer Lending		Total Consumer Banking
	Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020	2021	2020	% Change
Net interest income	$6,758	$7,247	$5,135	$5,606	$11,893	$12,853	(7)%
Noninterest income:
Card income	(12)	(12)	2,513	2,175	2,501	2,163	16
Service charges	1,681	1,700	1	1	1,682	1,701	(1)
All other income	94	159	85	104	179	263	(32)
Total noninterest income	1,763	1,847	2,599	2,280	4,362	4,127	6
Total revenue, net of interest expense	8,521	9,094	7,734	7,886	16,255	16,980	(4)

Provision for credit losses	121	269	(1,435)	5,013	(1,314)	5,282	(125)
Noninterest expense	6,065	5,593	3,925	3,637	9,990	9,230	8
Income (loss) before income taxes	2,335	3,232	5,244	(764)	7,579	2,468	n/m
Income tax expense (benefit)	572	792	1,285	(187)	1,857	605	n/m
Net income (loss)	$1,763	$2,440	$3,959	$(577)	$5,722	$1,863	n/m

Effective tax rate (1)					24.5%	24.5%

Net interest yield	1.45%	1.90%	3.67%	3.59%	2.44	3.19
Return on average allocated capital	30	41	30	(4)	30	10
Efficiency ratio	71.19	61.50	50.74	46.12	61.46	54.36

Balance Sheet
	Six Months Ended June 30
Average	2021	2020	2021	2020	2021	2020	% Change
Total loans and leases	$4,527	$5,374	$281,777	$313,878	$286,304	$319,252	(10)%
Total earning assets (2)	940,469	766,660	282,206	314,375	984,891	809,436	22
Total assets (2)	978,170	800,742	286,908	319,279	1,027,294	848,422	21
Total deposits	944,819	767,848	6,938	5,837	951,757	773,685	23
Allocated capital	12,000	12,000	26,500	26,500	38,500	38,500	—

Period end	June 30 2021	December 31 2020	June 30 2021	December 31 2020	June 30 2021	December 31 2020	% Change
Total loans and leases	$4,410	$4,673	$278,490	$295,261	$282,900	$299,934	(6)%
Total earning assets (2)	978,402	899,951	278,850	295,627	1,022,092	945,343	8
Total assets (2)	1,013,887	939,629	284,923	299,185	1,063,650	988,580	8
Total deposits	980,486	906,092	7,169	6,560	987,655	912,652	8
See page 11 for footnotes.
Consumer Banking, comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. For more information about Consumer Banking, see Business Segment Operations in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
Consumer Banking Results
Three-Month Comparison
Net income for Consumer Banking was $3.0 billion compared to $70 million for the same period in 2020. The increase in net income was primarily due to improvement in the provision for credit losses and higher revenue, partially offset by higher noninterest expense. Noninterest income increased $352 million to $2.2 billion driven by higher card income due to increased client activity and higher service charges, partially offset by lower other income due to the allocation of asset and liability management (ALM) results.
The provision for credit losses improved $3.7 billion to a benefit of $697 million primarily due to a reserve release, as the macroeconomic outlook improved and our credit quality remained strong. Noninterest expense increased $124 million to $4.9 billion primarily driven by the contribution to the Bank of America Foundation, cost of increased client activity and continued investments for business growth, including the merchant services platform, partially offset by lower COVID-19 related costs to support customers and employees.
The return on average allocated capital was 32 percent, up from one percent, driven by higher net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 11.
Six-Month Comparison
Net income for Consumer Banking increased $3.9 billion to $5.7 billion primarily due to improvement in the provision for credit losses, partially offset by lower revenue and higher noninterest expense. Net interest income decreased $960 million to $11.9 billion primarily due to lower interest rates and loan balances, partially offset by the benefit of higher deposit balances. Noninterest income increased $235 million to $4.4 billion driven by higher card income due to increased client activity, partially offset by lower other income due to the allocation of ALM results.
The provision for credit losses improved $6.6 billion to a benefit of $1.3 billion primarily driven by the same factors as described in the three-month discussion. Noninterest expense increased $760 million to $10.0 billion primarily driven by an impairment charge of $240 million for real estate rationalization, the contribution to the Bank of America Foundation, cost of increased client activity and continued investments for business growth, including the merchant services platform, partially offset by lower COVID-19 related costs to support customers and employees.
The return on average allocated capital was 30 percent, up from 10 percent, driven by higher net income.

Bank of America 12

Deposits
Three-Month Comparison
Net income for Deposits increased $304 million to $1.1 billion primarily driven by higher revenue. Net interest income increased $181 million to $3.5 billion primarily due to the benefit of higher deposit balances. Noninterest income increased $101 million to $865 million primarily driven by higher service charges, partially offset by other income due to the allocation of ALM results.
The provision for credit losses decreased $107 million to $47 million due to an improved macroeconomic outlook.
Average deposits increased $167.6 billion to $972.0 billion primarily due to net inflows of $94.4 billion in checking and time deposits and $72.1 billion in traditional savings and money market savings driven by strong organic growth and additional government stimulus measures.
Six-Month Comparison
Net income for Deposits decreased $677 million to $1.8 billion primarily driven by lower revenue and higher noninterest expense. Net interest income declined $489 million to $6.8 billion primarily due to lower interest rates, partially offset by the benefit of growth in deposits. Noninterest income decreased $84 million to $1.8 billion primarily driven by lower other income due to the allocation of ALM results, as well as lower service charges due to higher deposit balances.
The provision for credit losses decreased $148 million to $121 million due to an improved macroeconomic outlook. Noninterest expense increased $472 million to $6.1 billion primarily driven by an impairment charge for real estate rationalization, and the cost of increased client activity and continued investments for business growth, partially offset by lower COVID-19 related costs to support customers and employees.
Average deposits increased $177.0 billion to $944.8 billion primarily due to net inflows of $103.4 billion in checking and time deposits and $72.7 billion in traditional savings and money market savings driven by strong organic growth and additional government stimulus measures.
The table below provides key performance indicators for Deposits. Management uses these metrics, and we believe they are useful to investors because they provide additional information to evaluate our deposit profitability and digital/mobile trends.

Key Statistics – Deposits

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Total deposit spreads (excludes noninterest costs) (1)	1.71%	1.94%	1.72%	2.05%

Period End
Consumer investment assets (in millions) (2)			$345,809	$246,146
Active digital banking users (units in thousands) (3)			40,512	39,294
Active mobile banking users (units in thousands) (4)			31,796	30,307
Financial centers			4,296	4,298
ATMs			16,795	16,862
(1)Includes deposits held in Consumer Lending.
(2)Includes client brokerage assets, deposit sweep balances and AUM in Consumer Banking.
(3)Active digital banking users represents mobile and/or online active users over the past three months.
(4)Active mobile banking users represents mobile active users over the past three months.
Consumer investment assets increased $99.7 billion to $345.8 billion driven by market performance and client flows. Active mobile banking users increased approximately one million reflecting continuing changes in our customers’ banking preferences. We had a net decrease of two financial centers as we continue to optimize our consumer banking network.
Consumer Lending
Three-Month Comparison
Net income for Consumer Lending was $1.9 billion, an increase of $2.7 billion, primarily due to improvement in the provision for credit losses. Net interest income decreased $199 million to $2.5 billion primarily due to lower loan balances. Noninterest income increased $251 million to $1.3 billion primarily driven by higher card income due to increased client activity.
The provision for credit losses improved $3.6 billion to a benefit of $744 million primarily due to a reserve release, as the macroeconomic outlook improved and our credit quality remained strong. Noninterest expense increased $137 million to $2.0 billion primarily driven by investments in the business.

Average loans decreased $38.9 billion to $277.3 billion primarily driven by a decline in residential mortgage and credit cards.
Six-Month Comparison
Net income for Consumer Lending was $4.0 billion, an increase of $4.5 billion, primarily due to improvement in the provision for credit losses. Net interest income declined $471 million to $5.1 billion primarily due to lower interest rates and loan balances. Noninterest income increased $319 million to $2.6 billion primarily driven by higher card income due to increased client activity.
The provision for credit losses improved $6.4 billion to a benefit of $1.4 billion primarily driven by the same factors as described in the three-month discussion. Noninterest expense increased $288 million to $3.9 billion primarily driven by the same factors as described in the three-month discussion.
Average loans decreased $32.1 billion to $281.8 billion primarily driven by the same factors as described in the three-month discussion.

13 Bank of America

The table below provides key performance indicators for Consumer Lending. Management uses these metrics, and we believe they are useful to investors because they provide additional information about loan growth and profitability.

Key Statistics – Consumer Lending

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020
Total credit card (1)
Gross interest yield (2)	10.10%	9.95%	10.31%	10.23%
Risk-adjusted margin (3)	9.76	8.49	9.53	8.20
New accounts (in thousands)	931	449	1,605	1,504
Purchase volumes	$78,384	$53,694	$142,975	$118,073
Debit card purchase volumes	$121,905	$89,631	$229,812	$178,219
(1)Includes GWIM's credit card portfolio.
(2)Calculated as the effective annual percentage rate divided by average loans.
(3)Calculated as the difference between total revenue, net of interest expense, and net credit losses divided by average loans.
During the three and six months ended June 30, 2021, the total risk-adjusted margin increased 127 bps and 133 bps primarily driven by higher net interest margin, higher fee income and lower net credit losses. During the three and six months ended June 30, 2021, total credit card purchase volumes increased $24.7 billion to $78.4 billion, and $24.9 billion to $143.0 billion as spending continued to recover, with improvements across categories with growth primarily in retail and travel. During the three and six months ended June 30, 2021, debit card purchase volumes increased $32.3 billion to $121.9 billion, and $51.6 billion to $229.8 billion due to the impacts of government stimulus measures, tax refunds and continued retail growth from the pandemic recovery.

Key Statistics – Residential Mortgage Loan Production (1)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020
Consumer Banking:
First mortgage	$11,502	$15,049	$20,684	$27,930
Home equity	907	3,176	1,317	5,817
Total (2):
First mortgage	$20,266	$23,124	$35,499	$42,062
Home equity	1,166	3,683	1,669	6,707
(1)The loan production amounts represent the unpaid principal balance of loans and, in the case of home equity, the principal amount of the total line of credit.
(2)In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations for Consumer Banking and the total Corporation decreased $3.5 billion and $2.9 billion during the three months ended June 30, 2021 and $7.2 billion and $6.6 billion during the six months ended June 30, 2021, primarily driven by lower demand.
Home equity production in Consumer Banking and for the total Corporation decreased $2.3 billion and $2.5 billion during the three months ended June 30, 2021 and $4.5 billion and $5.0 billion during the six months ended June 30, 2021, driven by lower demand.

Bank of America 14

Global Wealth & Investment Management

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Net interest income	$1,354	$1,378	(2)%	$2,685	$2,949	(9)%
Noninterest income:
Investment and brokerage services	3,537	2,854	24	6,928	5,976	16
All other income	174	193	(10)	423	436	(3)
Total noninterest income	3,711	3,047	22	7,351	6,412	15
Total revenue, net of interest expense	5,065	4,425	14	10,036	9,361	7

Provision for credit losses	(62)	136	(146)	(127)	325	(139)
Noninterest expense	3,814	3,464	10	7,682	7,064	9
Income before income taxes	1,313	825	59	2,481	1,972	26
Income tax expense	322	202	59	608	483	26
Net income	$991	$623	59	$1,873	$1,489	26

Effective tax rate	24.5%	24.5%		24.5%	24.5%

Net interest yield	1.48	1.76		1.49	1.96
Return on average allocated capital	24	17		23	20
Efficiency ratio	75.29	78.26		76.54	75.46

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2021	2020	% Change	2021	2020	% Change
Total loans and leases	$193,988	$182,150	6%	$191,257	$180,395	6%
Total earning assets	367,778	315,258	17	363,960	303,089	20
Total assets	380,315	327,594	16	376,476	315,383	19
Total deposits	333,487	287,109	16	329,948	275,260	20
Allocated capital	16,500	15,000	10	16,500	15,000	10

				June 30	December 31
Period end				2021	2020	% Change
Total loans and leases				$198,361	$188,562	5%
Total earning assets				365,496	356,873	2
Total assets				378,220	369,736	2
Total deposits				330,624	322,157	3
GWIM consists of two primary businesses: Merrill Lynch Global Wealth Management (MLGWM) and Bank of America Private Bank. For more information about GWIM, see Business Segment Operations in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
Three-Month Comparison
Net income for GWIM increased $368 million to $991 million primarily driven by higher revenue and improvement in the provision for credit losses, partially offset by higher noninterest expense. The operating margin was 26 percent compared to 19 percent a year ago.
Net interest income decreased $24 million to $1.4 billion due to lower interest rates, partially offset by the benefit of strong deposit and loan growth.
Noninterest income, which primarily includes investment and brokerage services income, increased $664 million to $3.7 billion primarily due to higher market valuations and positive AUM flows, partially offset by declines in AUM pricing.
The provision for credit losses improved $198 million to a benefit of $62 million primarily due to an improved macroeconomic outlook. Noninterest expense increased $350 million to $3.8 billion primarily driven by higher revenue-related incentives.
The return on average allocated capital was 24 percent, up from 17 percent, due to an increase in net income, partially offset by an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 11.
Average loans increased $11.8 billion to $194.0 billion primarily driven by securities-based lending and custom lending. Average deposits increased $46.4 billion to $333.5 billion primarily driven by inflows from new accounts and client responses to market volatility.
MLGWM revenue of $4.3 billion increased 18 percent primarily driven by the benefits of higher market valuations and positive AUM flows.
Bank of America Private Bank revenue of $805 million increased one percent primarily driven by the benefits of higher market valuations and AUM flows, partially offset by the realignment of certain business results to MLGWM.
Six-Month Comparison
Net income for GWIM increased $384 million to $1.9 billion due to the same factors as described in the three-month discussion. The operating margin was 25 percent compared to 21 percent a year ago.
Net interest income decreased $264 million to $2.7 billion due to the same factors as described in the three-month discussion.
Noninterest income, which primarily includes investment and brokerage services income, increased $939 million to $7.4 billion due to the same factors as described in the three-month discussion.

15 Bank of America

The provision for credit losses improved $452 million to a benefit of $127 million primarily due to an improved macroeconomic outlook. Noninterest expense increased $618 million to $7.7 billion, primarily due to the same factor as described in the three-month discussion.
The return on average allocated capital was 23 percent, up from 20 percent, due to higher net income, partially offset by an increase in allocated capital.
Average loans increased $10.9 billion to $191.3 billion primarily due to the same factors as described in the three-month discussion. Average deposits increased $54.7 billion to
$329.9 billion primarily due to the same factors as described in the three-month discussion.
MLGWM revenue of $8.4 billion increased 10 percent primarily driven by higher market valuations and positive AUM flows, partially offset by the impact of lower interest rates.
Bank of America Private Bank revenue of $1.6 billion decreased four percent primarily driven by the realignment of certain business results to MLGWM and lower interest rates, partially offset by the benefits of higher market valuations and AUM flows.

Key Indicators and Metrics

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020
Revenue by Business
Merrill Lynch Global Wealth Management	$4,260	$3,625	$8,445	$7,698
Bank of America Private Bank	805	800	1,591	1,663
Total revenue, net of interest expense	$5,065	$4,425	$10,036	$9,361

Client Balances by Business, at period end
Merrill Lynch Global Wealth Management			$3,073,252	$2,449,305
Bank of America Private Bank			579,562	478,521
Total client balances			$3,652,814	$2,927,826

Client Balances by Type, at period end
Assets under management			$1,549,069	$1,219,748
Brokerage and other assets			1,619,246	1,282,044
Deposits			330,624	291,740
Loans and leases (1)			201,154	187,004
Less: Managed deposits in assets under management			(47,279)	(52,710)
Total client balances			$3,652,814	$2,927,826

Assets Under Management Rollforward
Assets under management, beginning of period	$1,467,487	$1,092,482	$1,408,465	$1,275,555
Net client flows	11,714	3,573	29,922	10,608
Market valuation/other	69,868	123,693	110,682	(66,415)
Total assets under management, end of period	$1,549,069	$1,219,748	$1,549,069	$1,219,748

Total wealth advisors, at period end (2)			19,385	20,622
(1)Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.
(2)Includes advisors across all wealth management businesses in GWIM and Consumer Banking. Prior period has been revised to conform to current-period presentation.
Client Balances
Client balances increased $725.0 billion, or 25 percent, to $3.7 trillion at June 30, 2021 compared to June 30, 2020. The increase in client balances was primarily due to higher market valuations and positive client flows.

Bank of America 16

Global Banking

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Net interest income	$1,984	$2,363	(16)%	$3,964	$4,975	(20)%
Noninterest income:
Service charges	900	738	22	1,747	1,533	14
Investment banking fees	1,173	1,181	(1)	2,345	1,942	21
All other income	1,032	809	28	1,666	1,241	34
Total noninterest income	3,105	2,728	14	5,758	4,716	22
Total revenue, net of interest expense	5,089	5,091	—	9,722	9,691	—

Provision for credit losses	(831)	1,873	(144)	(1,957)	3,966	(149)
Noninterest expense	2,599	2,222	17	5,380	4,540	19
Income before income taxes	3,321	996	n/m	6,299	1,185	n/m
Income tax expense	897	269	n/m	1,701	320	n/m
Net income	$2,424	$727	n/m	$4,598	$865	n/m

Effective tax rate	27.0%	27.0%		27.0%	27.0%

Net interest yield	1.49	1.82		1.52	2.15
Return on average allocated capital	23	7		22	4
Efficiency ratio	51.07	43.65		55.34	46.86

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2021	2020	% Change	2021	2020	% Change
Total loans and leases	$325,110	$423,625	(23)%	$327,595	$405,054	(19)%
Total earning assets	534,680	521,930	2	525,332	465,491	13
Total assets	595,498	578,106	3	585,875	522,016	12
Total deposits	506,618	493,918	3	496,880	438,145	13
Allocated capital	42,500	42,500	—	42,500	42,500	—

Period end				June 30 2021	December 31 2020	% Change
Total loans and leases				$323,256	$339,649	(5)%
Total earning assets				547,278	522,650	5
Total assets				607,969	580,561	5
Total deposits				520,026	493,748	5
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
Three-Month Comparison
Net income for Global Banking increased $1.7 billion to $2.4 billion primarily driven by improvement in the provision for credit losses, partially offset by higher noninterest expense.
Net interest income decreased $379 million to $2.0 billion primarily driven by the impact of lower loan balances and lower deposit spreads, partially offset by higher credit spreads and the impact of higher deposit balances.
Noninterest income increased $377 million to $3.1 billion driven by higher leasing-related revenue and treasury and credit service charges as well as the addition of merchant services revenue, partially offset by lower valuation-driven adjustments on the fair value loan portfolio and leveraged loans.
The provision for credit losses improved $2.7 billion to a benefit of $831 million primarily driven by a reserve release due to an improved macroeconomic outlook.
Noninterest expense increased $377 million primarily due to higher operating costs and compensation and benefits expense, as well as the addition of merchant services costs.
The return on average allocated capital was 23 percent, up from seven percent, due to higher net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 11.
Six-Month Comparison
Net income for Global Banking increased $3.7 billion to $4.6 billion primarily due to the same factors as described in the three-month discussion.
Net interest income decreased $1.0 billion to $4.0 billion primarily due to the same factors as described in the three-month discussion.
Noninterest income increased $1.0 billion to $5.8 billion driven by higher investment banking fees, treasury and credit service charges and higher valuation-driven adjustments on the fair value loan portfolio, debt securities and leveraged loans, as well as the addition of merchant services revenue.
The provision for credit losses improved $5.9 billion to a benefit of $2.0 billion primarily driven by a reserve release due to an improved macroeconomic outlook.

17 Bank of America

Noninterest expense increased $840 million to $5.4 billion, primarily due to higher revenue-related incentives and an acceleration in expenses from incentive compensation award changes, as well as higher operating costs, including the addition of merchant services costs.
The return on average allocated capital was 22 percent, up from four percent, due to higher net income.
Global Corporate, Global Commercial and Business Banking
The table below and following discussion present a summary of the results, which exclude certain investment banking, merchant services and PPP activities in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Three Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Revenue
Business Lending	$989	$916	$867	$881	$56	$66	$1,912	$1,863
Global Transaction Services	734	785	771	809	215	217	1,720	1,811
Total revenue, net of interest expense	$1,723	$1,701	$1,638	$1,690	$271	$283	$3,632	$3,674

Balance Sheet
Average
Total loans and leases	$148,163	$201,852	$156,526	$200,463	$12,703	$15,018	$317,392	$417,333
Total deposits	244,552	236,421	205,491	209,263	55,769	48,231	505,812	493,915

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Revenue
Business Lending	$1,643	$1,867	$1,765	$1,862	$111	$148	$3,519	$3,877
Global Transaction Services	1,424	1,656	1,515	1,687	426	473	3,365	3,816
Total revenue, net of interest expense	$3,067	$3,523	$3,280	$3,549	$537	$621	$6,884	$7,693

Balance Sheet

Average
Total loans and leases	$148,200	$192,278	$158,407	$194,522	$12,851	$15,100	$319,458	$401,900
Total deposits	237,112	212,170	204,573	181,572	54,538	44,401	496,223	438,143

Period end
Total loans and leases	$148,210	$182,374	$157,248	$183,869	$12,678	$14,378	$318,136	$380,621
Total deposits	255,710	238,862	207,003	210,853	56,285	51,195	518,998	500,910
Business Lending revenue increased $49 million for the three months ended June 30, 2021 compared to the same period in 2020 primarily due to higher credit spreads and leasing equity investment income, partially offset by the impact of lower loan balances. Business Lending revenue decreased $358 million for the six months ended June 30, 2021 primarily due to the impact of lower loan balances and interest rates, partially offset by higher credit spreads.
Global Transaction Services revenue decreased $91 million and $451 million for the three and six months ended June 30, 2021 driven by lower interest rates, partially offset by the impact of higher deposit balances.
Average loans and leases decreased 24 percent and 21 percent for the three and six months ended June 30, 2021 driven by client paydowns.
Average deposits increased two percent and 13 percent for the three and six months ended June 30, 2021 primarily driven by elevated balances from prior-year inflows on client responses to market volatility and government stimulus measures.
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

Bank of America 18

Investment Banking Fees

	Global Banking		Total Corporation		Global Banking		Total Corporation
	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Products
Advisory	$376	$345	$407	$406	$733	$592	$807	$675
Debt issuance	482	503	1,110	1,058	905	927	2,098	1,985
Equity issuance	315	333	702	740	707	423	1,602	1,023
Gross investment banking fees	1,173	1,181	2,219	2,204	2,345	1,942	4,507	3,683
Self-led deals	(44)	(18)	(97)	(45)	(61)	(61)	(139)	(136)
Total investment banking fees	$1,129	$1,163	$2,122	$2,159	$2,284	$1,881	$4,368	$3,547
Total Corporation investment banking fees, excluding self-led deals, which are primarily included within Global Banking and Global Markets, were $2.1 billion and $4.4 billion for the three and six months ended June 30, 2021. The three-month period decreased two percent compared to the same period in 2020. The six-month period increased 23 percent primarily driven by higher equity issuance fees as well as advisory and debt issuance fees.
Global Markets

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Net interest income	$991	$1,297	(24)%	$1,981	$2,449	(19)%
Noninterest income:
Investment and brokerage services	473	480	(1)	1,033	1,048	(1)
Investment banking fees	959	939	2	1,940	1,542	26
Market making and similar activities	1,964	2,360	(17)	5,434	5,334	2
All other income	333	274	22	530	202	n/m
Total noninterest income	3,729	4,053	(8)	8,937	8,126	10
Total revenue, net of interest expense	4,720	5,350	(12)	10,918	10,575	3

Provision for credit losses	22	105	(79)	17	212	(92)
Noninterest expense	3,471	2,684	29	6,898	5,498	25
Income before income taxes	1,227	2,561	(52)	4,003	4,865	(18)
Income tax expense	319	666	(52)	1,041	1,265	(18)
Net income	$908	$1,895	(52)	$2,962	$3,600	(18)

Effective tax rate	26.0%	26.0%		26.0%	26.0%

Return on average allocated capital	10	21		16	20
Efficiency ratio	73.55	50.17		63.19	51.99

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
	2021	2020	% Change	2021	2020	% Change
Average
Trading-related assets:
Trading account securities	$304,760	$216,157	41%	$285,081	$236,704	20%
Reverse repurchases	116,424	104,883	11	108,201	110,291	(2)
Securities borrowed	101,144	96,448	5	95,231	89,860	6
Derivative assets	44,514	49,502	(10)	45,983	48,199	(5)
Total trading-related assets	566,842	466,990	21	534,496	485,054	10
Total loans and leases	87,826	74,131	18	82,649	72,896	13
Total earning assets	531,000	478,648	11	513,261	490,132	5
Total assets	797,558	663,072	20	760,616	688,062	11
Total deposits	55,584	45,083	23	54,723	39,203	40
Allocated capital	38,000	36,000	6	38,000	36,000	6

Period end				June 30 2021	December 31 2020	% Change
Total trading-related assets				$542,614	$421,698	29%
Total loans and leases				96,105	78,415	23
Total earning assets				527,983	447,350	18
Total assets				773,714	616,609	25
Total deposits				57,297	53,925	6
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
Three-Month Comparison
Net income for Global Markets decreased $987 million to $908 million. Net DVA losses were $34 million compared to losses of $261 million in the prior-year period. Excluding net DVA, net income decreased $1.2 billion to $934 million. These decreases were primarily driven by higher noninterest expense and lower revenue, partially offset by lower provision for credit losses.
Revenue decreased $630 million to $4.7 billion primarily driven by lower sales and trading revenue. Sales and trading revenue decreased $590 million, and excluding net DVA, decreased $817 million. These decreases were driven by lower revenue in Fixed Income, Currencies and Commodities (FICC), partially offset by higher revenue in Equities.
The provision for credit losses decreased $83 million primarily due to an improved macroeconomic outlook.
Noninterest expense increased $787 million to $3.5 billion driven by higher costs associated with processing transactional card claims related to state unemployment benefits and activity-related expenses for sales and trading.
Average total assets increased $134.5 billion to $797.6 billion driven by higher client balances in Global Equities, and higher levels of inventory and loan growth in FICC.
The return on average allocated capital was 10 percent, down from 21 percent, reflecting lower net income and an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 11.
Six-Month Comparison
Net income for Global Markets decreased $638 million to $3.0 billion. Net DVA losses were $36 million compared to gains of $39 million in the prior-year period. Excluding net DVA, net income decreased $581 million to $3.0 billion. These decreases were primarily driven by higher noninterest expense.
Revenue increased $343 million to $10.9 billion primarily driven by higher investment banking income. Sales and trading revenue decreased $147 million, and excluding net DVA, decreased $72 million driven by a decline in FICC revenue, partially offset by higher revenue in Equities. Noninterest expense increased $1.4 billion to $6.9 billion, primarily driven by the same factors as described in the three-month discussion, as well as an acceleration in expenses from incentive compensation award changes.
The provision for credit losses decreased $195 million primarily due to an improved macroeconomic outlook.
Average total assets increased $72.6 billion to $760.6 billion, primarily due to higher client balances in Global Equities. Period-end total assets increased $157.1 billion since December 31, 2020 to $773.7 billion driven by higher client balances and increased hedging of client activity with stock positions relative to derivatives in Global Equities, and higher levels of inventory and loan growth in FICC.
The return on average allocated capital was 16 percent, down from 20 percent, reflecting lower net income and an increase in allocated capital.
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

Sales and Trading Revenue (1, 2, 3)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020
Sales and trading revenue
Fixed income, currencies and commodities	$1,937	$2,941	$5,179	$5,886
Equities	1,624	1,210	3,460	2,900
Total sales and trading revenue	$3,561	$4,151	$8,639	$8,786

Sales and trading revenue, excluding net DVA (4)
Fixed income, currencies and commodities	$1,965	$3,186	$5,216	$5,857
Equities	1,630	1,226	3,459	2,890
Total sales and trading revenue, excluding net DVA	$3,595	$4,412	$8,675	$8,747
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $59 million and $132 million for the three and six months ended June 30, 2021 compared to $38 million and $100 million for the same periods in 2020.
(3)    Includes Global Banking sales and trading revenue of $170 million and $274 million for the three and six months ended June 30, 2021 compared to $65 million and $294 million for the same periods in 2020.
(4)    FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA losses were $28 million and $37 million for the three and six months ended June 30, 2021 compared to losses of $245 million and gains of $29 million for the same periods in 2020. Equities net DVA losses were $6 million and gains of $1 million for the three and six months ended June 30, 2021 compared to losses of $16 million and gains of $10 million for the same periods in 2020.

Bank of America 20

Three-Month Comparison
FICC revenue decreased $1.2 billion as the prior year benefited from a robust trading environment for macro products and market recoveries from the end of the first quarter of 2020, whereas markets were more benign in the current-year period and weak for agency mortgages. Equities revenue increased $404 million driven by stronger trading performance and increased client activity in derivatives and Asia.
Six-Month Comparison
FICC revenue decreased $641 million driven by reduced activity in macro products, partially offset by stronger performance in credit and municipal products, and gains in commodities (partially offset by related losses in another segment) from market volatility driven by a weather-related event. Equities revenue increased $569 million driven by stronger trading performance and increased client activity.
All Other

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Net interest income	$41	$(53)	n/m	$128	$24	n/m
Noninterest income (loss)	(1,525)	(211)	n/m	(2,551)	(1,266)	102%
Total revenue, net of interest expense	(1,484)	(264)	n/m	(2,423)	(1,242)	95

Provision for credit losses	(53)	(21)	n/m	(100)	93	n/m
Noninterest expense	302	305	(1)%	610	553	10
Loss before income taxes	(1,733)	(548)	n/m	(2,933)	(1,888)	55
Income tax benefit	(3,596)	(766)	n/m	(5,052)	(1,614)	n/m
Net income (loss)	$1,863	$218	n/m	$2,119	$(274)	n/m

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2021	2020	% Change	2021	2020	% Change
Total loans and leases	$19,209	$29,923	(36)%	$20,007	$33,238	(40)%
Total assets (1)	187,226	249,846	(25)	197,281	225,674	(13)
Total deposits	14,073	21,387	(34)	14,212	22,473	(37)

Period end				June 30 2021	December 31 2020	% Change
Total loans and leases				$18,306	$21,301	(14)%
Total assets (1)				206,341	264,141	(22)
Total deposits				13,540	12,998	4
(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $1.1 trillion and $1.0 trillion for the three and six months ended June 30, 2021 compared to $740.7 billion and $656.5 billion for the same periods in 2020, and period-end allocated assets were $1.1 trillion and $977.7 billion at June 30, 2021 and December 31, 2020.
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
Three-Month Comparison
Net income increased $1.6 billion to $1.9 billion primarily driven by an increase in the income tax benefit, partially offset by lower revenue.
Revenue decreased $1.2 billion primarily due to a $704 million gain on sales of certain mortgage loans in the prior-year period and lower market making and similar activities.
The income tax benefit increased $2.8 billion primarily due to the impact of the U.K. tax law change and a higher level of income tax credits associated with increased ESG investment activities. For more information on the U.K. tax law change, see Financial Highlights on page 4. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.
Six-Month Comparison
Net income increased $2.4 billion to $2.1 billion primarily due to an increase in the income tax benefit, partially offset by lower revenue.
Revenue decreased $1.2 billion primarily due to the same factors as described in the three-month discussion.
The provision for credit losses improved $193 million to a benefit of $100 million primarily due to an improved macroeconomic outlook.
The income tax benefit increased $3.4 billion primarily due to the same factors as described in the three-month discussion. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.

21 Bank of America

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
For more information about the Corporation’s risks related to the pandemic, see Item 1A. Risk Factors – Coronavirus Disease of the Corporation’s 2020 Annual Report on Form 10-K. These pandemic-related risks are being managed within our Risk Framework and supporting risk management programs.
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
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing the CCAR capital plan. We submitted our 2021 CCAR capital plan and related supervisory stress tests in April 2021 and received our results on June 24, 2021. Based on our results, we will be subject to a preliminary 2.5 percent SCB, unchanged from the current level, effective October 1, 2021 to September 30, 2022. Our CET1 capital ratio under the Standardized approach must remain above 9.5 percent during this period in order to avoid restrictions on capital distributions and discretionary bonus payments.
Due to uncertainty resulting from the pandemic, the Federal Reserve imposed various restrictions on share repurchase programs and dividends. In conjunction with its release of 2021 CCAR supervisory stress test results, the Federal Reserve announced those restrictions would end as of July 1, 2021 for large banks, including the Corporation, and large banks would be subject to the normal restrictions under the Federal Reserve's SCB framework.
On April 15, 2021, the Corporation announced that the Board authorized the repurchase of up to $25 billion of common stock over time. The Board also authorized repurchases to offset shares awarded under equity-based compensation plans. During the second quarter of 2021, we repurchased $4.2 billion of common stock, including repurchases to offset shares awarded under equity-based compensation plans during the period.
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
Regulatory Capital
As a financial services holding company, we are subject to regulatory capital rules, including Basel 3, issued by U.S. banking regulators. The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and risk-weighted assets (RWA) under both the Standardized and Advanced approaches. The approach that yields the lower ratio is used to assess capital adequacy including under the PCA framework. As of June 30, 2021, the CET1, Tier 1 capital and Total capital ratios for the Corporation were lower under the Standardized approach.
Minimum Capital Requirements
In order to avoid restrictions on capital distributions and discretionary bonus payments, the Corporation must meet risk-based capital ratio requirements that include a capital conservation buffer or SCB, plus any applicable countercyclical capital buffer and a global systemically important bank (G-SIB) surcharge. The buffers and surcharge must be comprised solely

Bank of America 22

of CET1 capital. The Corporation's CET1 capital ratio must be a minimum of 9.5 percent under both the Standardized and Advanced approaches.
The Corporation is also required to maintain a minimum supplementary leverage ratio (SLR) of 3.0 percent plus a leverage buffer of 2.0 percent in order to avoid certain restrictions on capital distributions and discretionary bonus payments. Our insured depository institution subsidiaries are required to maintain a minimum 6.0 percent SLR to be considered well capitalized under the PCA framework.
Capital Composition and Ratios
Table 8 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at June 30, 2021 and December 31, 2020. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Table 8	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	June 30, 2021
Risk-based capital metrics:
Common equity tier 1 capital	$178,818	$178,818
Tier 1 capital	202,245	202,245
Total capital (3)	234,486	227,736
Risk-weighted assets (in billions)	1,552	1,380
Common equity tier 1 capital ratio	11.5%	13.0%	9.5%
Tier 1 capital ratio	13.0	14.7	11.0
Total capital ratio	15.1	16.5	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,938	$2,938
Tier 1 leverage ratio	6.9%	6.9%	4.0

Supplementary leverage exposure (in billions) (5)		$3,444
Supplementary leverage ratio		5.9%	5.0

	December 31, 2020
Risk-based capital metrics:
Common equity tier 1 capital	$176,660	$176,660
Tier 1 capital	200,096	200,096
Total capital (3)	237,936	227,685
Risk-weighted assets (in billions)	1,480	1,371
Common equity tier 1 capital ratio	11.9%	12.9%	9.5%
Tier 1 capital ratio	13.5	14.6	11.0
Total capital ratio	16.1	16.6	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,719	$2,719
Tier 1 leverage ratio	7.4%	7.4%	4.0

Supplementary leverage exposure (in billions) (5)		$2,786
Supplementary leverage ratio		7.2%	5.0
(1)As of June 30, 2021 and December 31, 2020, capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the current expected credit losses (CECL) accounting standard.
(2)The capital conservation buffer and G-SIB surcharge were 2.5 percent at both June 30, 2021 and December 31, 2020. At June 30, 2021 and December 31, 2020, the Corporation's SCB of 2.5 percent was applied in place of the capital conservation buffer under the Standardized approach. The countercyclical capital buffer for both periods was zero. The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, our G-SIB surcharge of 2.5 percent and our SCB or the capital conservation buffer, as applicable, of 2.5 percent. The SLR regulatory minimum includes a leverage buffer of 2.0 percent.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.
(5)Supplementary leverage exposure at December 31, 2020 reflects the temporary exclusion of U.S. Treasury securities and deposits at Federal Reserve Banks. The temporary relief expired after March 31, 2021 and is not reflected in supplementary leverage exposure at June 30, 2021.
At June 30, 2021, CET1 capital was $178.8 billion, an increase of $2.2 billion from December 31, 2020, driven by earnings, partially offset by common stock repurchases, dividends, the increase in deferred tax assets due to the change in U.K. tax law and lower net unrealized gains on available-for-sale (AFS) debt securities included in accumulated other comprehensive income (OCI). Tier 1 capital increased $2.1 billion primarily driven by the same factors as CET1 capital. Total capital under the Standardized approach decreased $3.5 billion primarily driven by a decrease in the adjusted allowance for credit losses included in Tier 2 capital, partially offset by the same factors driving the increase in CET1 capital. RWA under the Standardized approach, which yielded the lower CET1 capital ratio at June 30, 2021, increased $71.9 billion during the six months ended June 30, 2021 to $1,552 billion primarily due to strong client activity in Global Markets and investments of excess liquidity. Supplementary leverage exposure at June 30, 2021 increased $658.1 billion during the six months ended June 30, 2021 primarily due to the expiration of the Federal Reserve’s temporary relief to exclude U.S. Treasury securities and deposits at Federal Reserve Banks.

23 Bank of America

Table 9 shows the capital composition at June 30, 2021 and December 31, 2020.

Table 9	Capital Composition under Basel 3

(Dollars in millions)		June 30 2021	December 31 2020
Total common shareholders’ equity		$253,678	$248,414
CECL transitional amount (1)		2,994	4,213
Goodwill, net of related deferred tax liabilities		(68,638)	(68,565)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(7,641)	(5,773)
Intangibles, other than mortgage servicing rights, net of related deferred tax liabilities		(1,662)	(1,617)
Defined benefit pension plan net assets		(1,196)	(1,164)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		1,499	1,753
Other		(216)	(601)
Common equity tier 1 capital		178,818	176,660
Qualifying preferred stock, net of issuance cost		23,440	23,437
Other		(13)	(1)
Tier 1 capital		202,245	200,096
Tier 2 capital instruments		20,674	22,213
Qualifying allowance for credit losses (2)		11,993	15,649
Other		(426)	(22)
Total capital under the Standardized approach		234,486	237,936
Adjustment in qualifying allowance for credit losses under the Advanced approaches (2)		(6,750)	(10,251)
Total capital under the Advanced approaches		$227,736	$227,685
(1)Includes the impact of the Corporation's adoption of the CECL accounting standard on January 1, 2020 and 25 percent of the increase in reserves since the initial adoption.
(2)Includes the impact of transition provisions related to the CECL accounting standard.

Table 10 shows the components of RWA as measured under Basel 3 at June 30, 2021 and December 31, 2020.

Table 10	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
(Dollars in billions)		June 30, 2021		December 31, 2020
Credit risk		$1,486	$898	$1,420	$896
Market risk		66	65	60	60
Operational risk		n/a	373	n/a	372
Risks related to credit valuation adjustments		n/a	44	n/a	43
Total risk-weighted assets		$1,552	$1,380	$1,480	$1,371
n/a = not applicable

Bank of America 24

Bank of America, N.A. Regulatory Capital
Table 11 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at June 30, 2021 and December 31, 2020. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 11	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	June 30, 2021
Risk-based capital metrics:
Common equity tier 1 capital	$170,512	$170,512
Tier 1 capital	170,512	170,512
Total capital (3)	184,226	176,693
Risk-weighted assets (in billions)	1,270	1,009
Common equity tier 1 capital ratio	13.4%	16.9%	7.0%
Tier 1 capital ratio	13.4	16.9	8.5
Total capital ratio	14.5	17.5	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,269	$2,269
Tier 1 leverage ratio	7.5%	7.5%	5.0

Supplementary leverage exposure (in billions)		$2,664
Supplementary leverage ratio		6.4%	6.0

	December 31, 2020
Risk-based capital metrics:
Common equity tier 1 capital	$164,593	$164,593
Tier 1 capital	164,593	164,593
Total capital (3)	181,370	170,992
Risk-weighted assets (in billions)	1,221	1,014
Common equity tier 1 capital ratio	13.5%	16.2%	7.0%
Tier 1 capital ratio	13.5	16.2	8.5
Total capital ratio	14.9	16.9	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,143	$2,143
Tier 1 leverage ratio	7.7%	7.7%	5.0

Supplementary leverage exposure (in billions)		$2,525
Supplementary leverage ratio		6.5%	6.0
(1)Capital ratios for both June 30, 2021 and December 31, 2020 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL.
(2)Risk-based capital regulatory minimums at June 30, 2021 and December 31, 2020 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Total loss-absorbing capacity (TLAC) consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments. Table 12 presents the Corporation's TLAC and long-term debt ratios and related information as of June 30, 2021 and December 31, 2020.

25 Bank of America

Table 12	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC (1)	Regulatory Minimum (2)	Long-term Debt	Regulatory Minimum (3)
(Dollars in millions)	June 30, 2021
Total eligible balance	$429,120		$218,484
Percentage of risk-weighted assets (4)	27.7%	22.0%	14.1%	8.5%
Percentage of supplementary leverage exposure (5)	12.5	9.5	6.3	4.5

	December 31, 2020
Total eligible balance	$405,153		$196,997
Percentage of risk-weighted assets (4)	27.4%	22.0%	13.3%	8.5%
Percentage of supplementary leverage exposure (5)	14.5	9.5	7.1	4.5
(1)As of June 30, 2021 and December 31, 2020, TLAC ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL.
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
(4)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of June 30, 2021 and December 31, 2020.
(5)Supplementary leverage exposure at December 31, 2020 reflects the temporary exclusion of U.S. Treasury Securities and deposits at Federal Reserve Banks. The temporary relief expired after March 31, 2021 and is not reflected in supplementary leverage exposure at June 30, 2021.

Regulatory Developments
The following supplements the disclosure in Capital Management – Regulatory Developments in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
Supplementary Leverage Ratio
On March 19, 2021, the U.S. banking regulators announced that the temporary change to the SLR for BHCs and depository institutions issued in 2020 would expire as scheduled after March 31, 2021. While the temporary relief automatically applied to the Corporation, the Corporation’s lead depository institution, Bank of America, N.A., did not opt to take advantage of the SLR relief offered by the OCC. At June 30, 2021, the Corporation’s SLR, reflecting the expiration of the temporary relief, was 5.9 percent, which is 0.9 percent, or $30 billion, in excess of the 5.0 percent required by the Federal Reserve.
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
BofAS provides institutional services, and in accordance with the alternative net capital requirements, is required to maintain tentative net capital in excess of $1.0 billion and net capital in excess of the greater of $500 million or a certain percentage of its reserve requirement. BofAS must also notify the SEC in the event its tentative net capital is less than $5.0 billion. BofAS is also required to hold a certain percentage of its customers' and affiliates' risk-based margin in order to meet its CFTC minimum net capital requirement. At June 30, 2021, BofAS had tentative net capital of $18.0 billion. BofAS also had regulatory net capital of $15.2 billion, which exceeded the minimum requirement of $3.0 billion.
MLPCC is a fully-guaranteed subsidiary of BofAS and provides clearing and settlement services as well as prime brokerage and arranged financing services for institutional clients. At June 30, 2021, MLPCC’s regulatory net capital of $5.7 billion exceeded the minimum requirement of $1.5 billion.
MLPF&S provides retail services. At June 30, 2021, MLPF&S' regulatory net capital was $3.7 billion, which exceeded the minimum requirement of $182 million.
Our European broker-dealers are regulated by non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the FCA and is subject to certain regulatory capital requirements. At June 30, 2021, MLI’s capital resources were $33.9 billion, which exceeded the minimum Pillar 1 requirement of $14.8 billion. BofASE, a French investment firm, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and is subject to certain regulatory capital requirements. At June 30, 2021, BofASE's capital resources were $7.2 billion which exceeded the minimum Pillar 1 requirement of $2.7 billion.
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

Bank of America 26

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
NB Holdings Corporation
We have intercompany arrangements with certain key subsidiaries under which we transferred certain assets of Bank of America Corporation, as the parent company, which is a separate and distinct legal entity from our bank and nonbank subsidiaries, and agreed to transfer certain additional parent company assets not needed to satisfy anticipated near-term expenditures to NB Holdings Corporation, a wholly-owned holding company subsidiary (NB Holdings). The parent company is expected to continue to have access to the same flow of dividends, interest and other amounts of cash necessary to service its debt, pay dividends and perform other obligations as it would have had if it had not entered into these arrangements and transferred any assets. These arrangements support our preferred single point of entry resolution strategy, under which only the parent company would be resolved under the U.S. Bankruptcy Code.
Global Liquidity Sources and Other Unencumbered Assets
Table 13 presents average Global Liquidity Sources (GLS) for the three months ended June 30, 2021 and December 31, 2020.

Table 13	Average Global Liquidity Sources

	Three Months Ended
(Dollars in billions)	June 30 2021	December 31 2020
Bank entities	$909	$773
Nonbank and other entities (1)	154	170
Total Average Global Liquidity Sources	$1,063	$943
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $300 billion and $306 billion at June 30, 2021 and December 31, 2020. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the parent company or nonbank subsidiaries may be subject to prior regulatory approval.
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
Table 14 presents the composition of average GLS for the three months ended June 30, 2021 and December 31, 2020.

Table 14	Average Global Liquidity Sources Composition

	Three Months Ended
(Dollars in billions)	June 30 2021	December 31 2020
Cash on deposit	$247	$322
U.S. Treasury securities	227	141
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	570	462
Non-U.S. government securities	19	18
Total Average Global Liquidity Sources	$1,063	$943
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $602 billion and $584 billion for the three months ended June 30, 2021 and December 31, 2020. For the same periods, the average consolidated LCR was 117 percent and 122 percent. Our LCR fluctuates due to normal business flows from customer activity.
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
Net Stable Funding Ratio Final Rule
On October 20, 2020, the U.S. Agencies finalized the Net Stable Funding Ratio (NSFR), a rule requiring large banks to maintain a minimum level of stable funding over a one-year period. The final rule is intended to support the ability of banks to lend to households and businesses in both normal and adverse economic conditions and is complementary to the LCR rule, which focuses on short-term liquidity risks. The final rule was effective July 1, 2021. The U.S. NSFR applies to the Corporation on a consolidated basis and to our insured depository institutions. The Corporation is in compliance with

27 Bank of America

the final NSFR rule in the regulatory timeline provided, and there have not been any significant impacts to the Corporation.
Diversified Funding Sources
We fund our assets primarily with a mix of deposits, and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products, programs, markets, currencies and investor groups. We fund a substantial portion of our lending activities through our deposits, which were $1.91 trillion and $1.80 trillion at June 30, 2021 and December 31, 2020.
Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions.
Long-term Debt
During the six months ended June 30, 2021, we issued $48.2 billion of long-term debt consisting of $36.9 billion of notes issued by Bank of America Corporation, substantially all of which was TLAC compliant, $4.4 billion of notes issued by Bank of America, N.A. and $6.9 billion of other debt.
During the six months ended June 30, 2021, we had total long-term debt maturities and redemptions in the aggregate of $29.0 billion consisting of $17.6 billion for Bank of America Corporation, $5.4 billion for Bank of America, N.A. and $6.0 billion of other debt. Table 15 presents the carrying value of aggregate annual contractual maturities of long-term debt at June 30, 2021.

Table 15	Long-term Debt by Maturity

(Dollars in millions)	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Bank of America Corporation
Senior notes (1)	$3,391	$5,819	$23,615	$23,845	$20,020	$129,724	$206,414
Senior structured notes	192	1,990	599	344	409	11,266	14,800
Subordinated notes	371	—	—	3,299	5,444	14,216	23,330
Junior subordinated notes	—	—	—	—	—	740	740
Total Bank of America Corporation	3,954	7,809	24,214	27,488	25,873	155,946	245,284
Bank of America, N.A.
Senior notes	—	2,945	507	—	—	3	3,455
Subordinated notes	—	—	—	—	—	1,794	1,794
Advances from Federal Home Loan Banks	500	3	1	—	17	73	594
Securitizations and other Bank VIEs (2)	1,250	1,249	999	999	—	74	4,571
Other	50	88	192	119	198	27	674
Total Bank of America, N.A.	1,800	4,285	1,699	1,118	215	1,971	11,088
Other debt
Structured Liabilities	2,872	3,964	2,273	1,563	615	6,379	17,666
Nonbank VIEs (2)	1	—	—	—	—	565	566
Total other debt	2,873	3,964	2,273	1,563	615	6,944	18,232
Total long-term debt	$8,627	$16,058	$28,186	$30,169	$26,703	$164,861	$274,604
(1)    Total includes $168.7 billion of outstanding notes that are both TLAC eligible and callable one year before their stated maturities, including $2.5 billion during the remainder of 2021, and $15.2 billion, $17.1 billion, $16.1 billion and $12.9 billion during each year of 2022 through 2025, respectively, and $104.9 billion thereafter. For more information on our TLAC eligible and callable outstanding notes, see Liquidity Risk – Diversified Funding Sources in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
(2)     Represents liabilities of consolidated variable interest entities (VIEs) included in total long-term debt on the Consolidated Balance Sheet.
Total long-term debt increased $11.7 billion to $274.6 billion during the six months ended June 30, 2021, primarily due to debt issuances, partially offset by debt maturities and redemptions and valuation adjustments. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.
During the six months ended June 30, 2021, we issued $2.2 billion of structured notes, which are unsecured debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. These structured notes are typically issued to meet client demand, and notes with certain attributes may also be TLAC eligible. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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
We use derivative transactions to manage interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For more information on our ALM activities, see Interest Rate Risk Management for the Banking Book on page 45.
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

Bank of America 28

On May 24, 2021, Standard & Poor’s Global Ratings (S&P) affirmed the current ratings of the Corporation and its subsidiaries, while at the same time revising its rating outlook to Positive from Stable.
On June 7, 2021, Fitch Ratings (Fitch) upgraded the long-term senior debt ratings of the Corporation and its rated subsidiaries by one notch, to AA- and AA, respectively. Fitch also upgraded the Corporation’s short-term rating to F1+ which is now aligned with the short-term rating of its subsidiaries, including BANA. Following the upgrade, the rating outlook for the Corporation and its subsidiaries is Stable.

The current ratings and Stable outlooks for the Corporation and its subsidiaries from Moody's Investors Service did not change from those disclosed in the Corporation's 2020 Annual Report on Form 10-K.
For more information on additional collateral and termination payments that could be required in connection with certain over-the-counter derivative contracts and other trading agreements in the event of a credit rating downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements herein and Item 1A. Risk Factors of the Corporation’s 2020 Annual Report on Form 10-K.

Table 16	Senior Debt Ratings

	Moody’s Investors Service			Standard & Poor’s Global Ratings			Fitch Ratings
	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook
Bank of America Corporation	A2	P-1	Stable	A-	A-2	Positive	AA-	F1+	Stable
Bank of America, N.A.	Aa2	P-1	Stable	A+	A-1	Positive	AA	F1+	Stable
Bank of America Europe Designated Activity Company	NR	NR	NR	A+	A-1	Positive	AA	F1+	Stable
Merrill Lynch, Pierce, Fenner & Smith Incorporated	NR	NR	NR	A+	A-1	Positive	AA	F1+	Stable
BofA Securities, Inc.	NR	NR	NR	A+	A-1	Positive	AA	F1+	Stable
Merrill Lynch International	NR	NR	NR	A+	A-1	Positive	AA	F1+	Stable
BofA Securities Europe SA	NR	NR	NR	A+	A-1	Positive	AA	F1+	Stable
NR = not rated
Finance Subsidiary Issuers and Parent Guarantor
BofA Finance LLC, a Delaware limited liability company, is a consolidated finance subsidiary of the Corporation that has issued and sold, and is expected to continue to issue and sell, its senior unsecured debt securities. In addition, each of BAC Capital Trust XIII and BAC Capital Trust XIV, Delaware statutory trusts, is a 100 percent owned finance subsidiary of the Corporation that has issued and sold trust preferred securities that remained outstanding at June 30, 2021. The Corporation has fully and unconditionally guaranteed (or effectively provided for the full and unconditional guarantee of) all such securities issued by such finance subsidiaries. For more information regarding such guarantees by the Corporation, see Liquidity Risk – Finance Subsidiary Issuers and Parent Guarantor in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
Credit Risk Management
For information on our credit risk management activities, see Consumer Portfolio Credit Risk Management below, Commercial Portfolio Credit Risk Management on page 35, Non-U.S. Portfolio on page 40, Allowance for Credit Losses on page 41, and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.
During the six months ended June 30, 2021, the economy gained momentum as unemployment continued to decline from double-digit highs during 2020 and parts of the economy continued to open as vaccination rates increased, case levels showed improvements and restrictions generally began to ease. Individuals and businesses in the U.S. continue to receive various forms of support through economic stimulus packages enacted in 2020 and 2021. While there has been improvement, uncertainty remains about the timing and strength of the economy's recovery, which could lead to adverse impacts to credit quality metrics in future periods. For more information on how the pandemic may affect our operations, see Executive Summary – Recent Developments – COVID-19 Pandemic on page 3 and Item 1A. Risk Factors – Coronavirus Disease of the Corporation’s 2020 Annual Report on Form 10-K.
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
Consumer Credit Portfolio
The economic environment improved during the six months ended June 30, 2021, with the U.S. unemployment rate continuing to decline and home prices increasing. During the three and six months ended June 30, 2021, net charge-offs decreased $221 million and $400 million to $513 million and $1.2 billion primarily due to lower credit card losses, as balance declines and the impact of government stimulus measures were partially offset by charge-offs associated with deferrals that expired in 2020. During the six months ended June 30, 2021, nonperforming loans increased due to deferral activity.
The consumer allowance for loan and lease losses decreased $2.6 billion during the six months ended June 30, 2021 to $7.4 billion primarily due to an improved economic outlook. For more information, see Allowance for Credit Losses on page 41.
For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and troubled debt restructurings (TDRs) for the consumer portfolio, as well as interest accrual policies and delinquency status for loan

29 Bank of America

modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance
for Credit Losses to the Consolidated Financial Statements.
Table 17 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Table 17	Consumer Credit Quality

		Outstandings (1)		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		June 30 2021	December 31 2020	June 30 2021	December 31 2020	June 30 2021	December 31 2020
Residential mortgage (2)		$214,324	$223,555	$2,343	$2,005	$687	$762
Home equity		30,469	34,311	651	649	—	—
Credit card		75,599	78,708	n/a	n/a	533	903
Direct/Indirect consumer (3)		96,903	91,363	50	71	15	33
Other consumer		172	124	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$417,467	$428,061	$3,044	$2,725	$1,235	$1,698
Loans accounted for under the fair value option (4)		654	735
Total consumer loans and leases		$418,121	$428,796
Percentage of outstanding consumer loans and leases (5)		n/a	n/a	0.73%	0.64%	0.30%	0.40%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (5)		n/a	n/a	0.75	0.65	0.14	0.22
(1)Outstandings include non-core residential mortgage of $7.2 billion and $8.3 billion and home equity of $3.6 billion and $4.0 billion at June 30, 2021 and December 31, 2020. For more information on non-core loans, see Consumer Credit Risk Management in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
(2)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At June 30, 2021 and December 31, 2020, residential mortgage includes $501 million and $537 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $186 million and $225 million of loans on which interest was still accruing.
(3)Outstandings primarily include auto and specialty lending loans and leases of $46.4 billion and $46.4 billion, U.S. securities-based lending loans of $46.4 billion and $41.1 billion and non-U.S. consumer loans of $3.0 billion and $3.0 billion at June 30, 2021 and December 31, 2020.
(4)Consumer loans accounted for under the fair value option include residential mortgage loans of $257 million and $298 million and home equity loans of $397 million and $437 million at June 30, 2021 and December 31, 2020. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
(5)Excludes consumer loans accounted for under the fair value option. At June 30, 2021 and December 31, 2020, $13 million and $11 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.
n/a = not applicable
Table 18 presents net charge-offs and related ratios for consumer loans and leases.

Table 18	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Residential mortgage	$(6)	$(20)	$(10)	$(21)	(0.01)%	(0.03)%	(0.01)%	(0.02)%
Home equity	(24)	(14)	(59)	(25)	(0.31)	(0.14)	(0.37)	(0.13)
Credit card	488	665	1,122	1,435	2.67	3.10	3.07	3.19
Direct/Indirect consumer	(9)	26	22	66	(0.04)	0.12	0.05	0.15
Other consumer	64	77	131	151	n/m	n/m	n/m	n/m
Total	$513	$734	$1,206	$1,606	0.50	0.65	0.59	0.70
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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 51 percent of consumer loans and leases at June 30, 2021. Approximately 51 percent of the residential mortgage portfolio was in Consumer
Banking and 42 percent was in GWIM. The remaining portion was in All Other and was comprised of loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with the Government National Mortgage Association, as well as loans repurchased related to our representations and warranties.
Outstanding balances in the residential mortgage portfolio decreased $9.2 billion during the six months ended June 30, 2021 as paydowns were partially offset by originations.
At June 30, 2021 and December 31, 2020, the residential mortgage portfolio included $12.5 billion and $11.8 billion of outstanding fully-insured loans, of which $2.5 billion and $2.8 billion had FHA insurance, with the remainder protected by Fannie Mae long-term standby agreements.

Bank of America 30

Table 19 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

Table 19	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
(Dollars in millions)		June 30 2021	December 31 2020	June 30 2021	December 31 2020
Outstandings		$214,324	$223,555	$201,805	$211,737
Accruing past due 30 days or more		1,906	2,314	909	1,224
Accruing past due 90 days or more		687	762	—	—
Nonperforming loans (2)		2,343	2,005	2,343	2,005
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		1%	2%	1%	1%
Refreshed LTV greater than 100		—	1	—	1
Refreshed FICO below 620		2	2	1	1
2006 and 2007 vintages (3)		3	3	3	3
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
(3)These vintages of loans accounted for $458 million, or 20 percent, and $503 million, or 25 percent, of nonperforming residential mortgage loans at June 30, 2021 and December 31, 2020.
Nonperforming outstanding balances in the residential mortgage portfolio increased $338 million during the six months ended June 30, 2021 primarily driven by deferral activity. Of the nonperforming residential mortgage loans at June 30, 2021, $1.2 billion, or 53 percent, were current on contractual payments. Loans accruing past due 30 days or more decreased $315 million driven by continued improvement in credit quality.
Net recoveries of $6 million and $10 million for the three and six months ended June 30, 2021 remained relatively unchanged compared to the same periods in the prior year.
Of the $201.8 billion in total residential mortgage loans outstanding at June 30, 2021, as shown in Table 20, 28 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $5.3 billion, or nine percent, at June 30, 2021. Residential mortgage loans that have entered the amortization period generally experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At June 30, 2021, $66 million, or one percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $909 million, or less than one percent, for the entire residential mortgage portfolio. In addition, at June 30, 2021, $314 million, or six percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $112 million were contractually current, compared to $2.3 billion, or one percent, for the entire residential mortgage portfolio. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three to ten years. Approximately 98 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2022 or later.
Table 20 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 15 percent and 16 percent of outstandings at June 30, 2021 and December 31, 2020. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 15 percent and 14 percent of outstandings at June 30, 2021 and December 31, 2020.

Table 20	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	June 30 2021	December 31 2020	June 30 2021	December 31 2020	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2021	2020	2021	2020
California	$75,531	$83,185	$739	$570	$(5)	$(8)	$(7)	$(11)
New York	23,996	23,832	361	272	—	—	2	1
Florida	13,080	13,017	173	175	(2)	(1)	(4)	(3)
Texas	8,648	8,868	86	78	—	—	—	—
New Jersey	8,415	8,806	110	98	—	—	—	—
Other	72,135	74,029	874	812	1	(11)	(1)	(8)
Residential mortgage loans	$201,805	$211,737	$2,343	$2,005	$(6)	$(20)	$(10)	$(21)
Fully-insured loan portfolio	12,519	11,818
Total residential mortgage loan portfolio	$214,324	$223,555
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

31 Bank of America

Home Equity
At June 30, 2021, the home equity portfolio made up seven percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans. We no longer originate home equity loans or reverse mortgages.
At June 30, 2021, 80 percent of the home equity portfolio was in Consumer Banking, 12 percent was in All Other and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $3.8 billion during the six months ended June 30, 2021 primarily due to paydowns outpacing new originations and draws on existing lines. Of the total home equity portfolio at June 30, 2021 and December 31, 2020, $12.8 billion, or 42 percent, and $13.8 billion, or 40 percent, were in first-lien positions. At June 30, 2021, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $5.1 billion, or 17 percent of our total home equity portfolio.
Unused HELOCs totaled $41.0 billion and $42.3 billion at June 30, 2021 and December 31, 2020. The HELOC utilization rate was 41 percent and 43 percent at June 30, 2021 and December 31, 2020.
Table 21 presents certain home equity portfolio key credit statistics.

Table 21	Home Equity – Key Credit Statistics (1)

(Dollars in millions)	June 30 2021	December 31 2020
Outstandings	$30,469	$34,311
Accruing past due 30 days or more (2)	167	186
Nonperforming loans (2, 3)	651	649
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	1%	1%
Refreshed CLTV greater than 100	1	1
Refreshed FICO below 620	3	3
2006 and 2007 vintages (4)	16	16
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
(2)Accruing past due 30 days or more include $21 million and $25 million and nonperforming loans include $90 million and $88 million of loans where we serviced the underlying first lien at June 30, 2021 and December 31, 2020.
(3)Includes loans that are contractually current which primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, junior-lien loans where the underlying first lien is 90 days or more past due, as well as loans that have not yet demonstrated a sustained period of payment performance following a TDR.
(4)These vintages of loans accounted for 35 percent and 36 percent of nonperforming home equity loans at June 30, 2021 and December 31, 2020.
Nonperforming outstanding balances in the home equity portfolio remained relatively unchanged at $651 million at June 30, 2021. Of the nonperforming home equity loans at June 30, 2021, $264 million, or 41 percent were current on contractual payments. In addition, $246 million, or 38 percent of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $19 million during the six months ended June 30, 2021.
Net recoveries increased $10 million to $24 million and $34 million to $59 million for the three and six months ended June 30, 2021 compared to the same periods in 2020. The increase was driven by favorable portfolio trends due partly to improvement in home prices.
Of the $30.5 billion in total home equity portfolio outstandings at June 30, 2021, as shown in Table 21, 15 percent require interest-only payments. The outstanding balance of HELOCs that have reached the end of their draw period and have entered the amortization period was $8.0 billion at June 30, 2021. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At June 30, 2021, $107 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at June 30, 2021, $473 million, or six percent, were nonperforming. Loans that have yet to enter the amortization period in our interest-only portfolio are primarily post-2008 vintages and generally have better credit quality than the previous vintages that had entered the amortization period. We communicate to contractually current customers more than a year prior to the end of their draw period to inform them of the potential change to the payment structure before entering the amortization period, and provide payment options to customers prior to the end of the draw period.
Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period. During the three months ended June 30, 2021, 19 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 22 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent of the outstanding home equity portfolio at both June 30, 2021 and December 31, 2020. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent of the outstanding home equity portfolio at both June 30, 2021 and December 31, 2020.

Bank of America 32

Table 22	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	June 30 2021	December 31 2020	June 30 2021	December 31 2020	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2021	2020	2021	2020
California	$8,334	$9,488	$145	$143	$(10)	$(4)	$(22)	$(9)
Florida	3,295	3,715	81	80	(5)	(2)	(11)	(5)
New Jersey	2,470	2,749	70	67	—	(1)	(2)	(1)
New York	2,263	2,495	100	103	2	—	(1)	1
Massachusetts	1,532	1,719	30	32	(1)	—	—	1
Other	12,575	14,145	225	224	(10)	(7)	(23)	(12)
Total home equity loan portfolio	$30,469	$34,311	$651	$649	$(24)	$(14)	$(59)	$(25)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Credit Card
At June 30, 2021, 97 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio decreased $3.1 billion during the six months ended June 30, 2021 to $75.6 billion as increased payments more than offset higher purchase volumes as spending continued to recover. Net charge-offs decreased $177 million to $488 million and $313 million to $1.1 billion during the three and six months ended June 30, 2021 compared to the same periods in 2020 due to balance declines and the impact of government stimulus measures, partially offset by charge-offs of certain loans with deferrals that expired in 2020. Credit card loans 30 days or more past due and still accruing interest decreased $713 million, and loans 90 days or more past due and still accruing interest decreased $370 million primarily due to charge-offs of certain loans with deferrals that expired in 2020 and the impact of government stimulus measures.
Unused lines of credit for credit card increased to $351.1 billion at June 30, 2021 from $342.4 billion at December 31, 2020.
Table 23 presents certain state concentrations for the credit card portfolio.

Table 23	Credit Card State Concentrations

	Outstandings		Accruing Past Due 90 Days or More (1)		Net Charge-offs
	June 30 2021	December 31 2020	June 30 2021	December 31 2020	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2021	2020	2021	2020
California	$12,055	$12,543	$98	$166	$94	$119	$213	$255
Florida	7,321	7,666	78	135	68	85	159	186
Texas	6,327	6,499	52	87	44	56	102	121
New York	4,388	4,654	39	76	38	51	92	111
Washington	3,753	3,685	13	21	10	17	25	35
Other	41,755	43,661	253	418	234	337	531	727
Total credit card portfolio	$75,599	$78,708	$533	$903	$488	$665	$1,122	$1,435
(1)For information on our interest accrual policies and delinquency status for loan modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
Direct/Indirect Consumer
At June 30, 2021, 48 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and recreational vehicle lending) and 52 percent was included in GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio increased by $5.5 billion during the six months ended June 30, 2021 to $96.9 billion driven by client demand for liquidity and high asset values in the securities-based lending portfolio.
Table 24 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 24	Direct/Indirect State Concentrations

	Outstandings		Accruing Past Due 90 Days or More (1)		Net Charge-offs
	June 30 2021	December 31 2020	June 30 2021	December 31 2020	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2021	2020	2021	2020
California	$13,402	$12,248	$3	$6	$(2)	$5	$5	$11
Florida	12,009	10,891	2	4	(1)	4	2	11
Texas	9,199	8,981	2	6	1	3	6	9
New York	7,668	6,609	—	2	—	2	3	4
New Jersey	3,841	3,572	—	—	(1)	1	(1)	1
Other	50,784	49,062	8	15	(6)	11	7	30
Total direct/indirect loan portfolio	$96,903	$91,363	$15	$33	$(9)	$26	$22	$66
(1)For information on our interest accrual policies and delinquency status for loan modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

33 Bank of America

Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 25 presents nonperforming consumer loans, leases and foreclosed properties activity for the three and six months ended June 30, 2021 and 2020. During the six months ended June 30, 2021, nonperforming consumer loans increased $319 million to $3.0 billion primarily driven by consumer real estate deferral activity.
At June 30, 2021, $823 million, or 27 percent of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at June 30, 2021, $1.6 billion, or 51 percent of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties decreased $30 million during the six months ended June 30, 2021 to $93 million as the Corporation has continued to pause formal loan foreclosure proceedings and foreclosure sales for occupied properties during 2021.
Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. Nonperforming TDRs are included in Table 25.

Table 25	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020
Nonperforming loans and leases, beginning of period	$3,091	$2,204	$2,725	$2,053
Additions	431	354	1,282	831
Reductions:
Paydowns and payoffs	(160)	(84)	(283)	(190)
Sales	(1)	(25)	(2)	(31)
Returns to performing status (1)	(291)	(233)	(638)	(398)
Charge-offs	(25)	(22)	(37)	(49)
Transfers to foreclosed properties	(1)	(3)	(3)	(25)
Total net additions/(reductions) to nonperforming loans and leases	(47)	(13)	319	138
Total nonperforming loans and leases, June 30	3,044	2,191	3,044	2,191
Foreclosed properties, June 30 (2)	93	169	93	169
Nonperforming consumer loans, leases and foreclosed properties, June 30	$3,137	$2,360	$3,137	$2,360
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (3)	0.73%	0.49%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (3)	0.75	0.52
(1)Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.
(2)Foreclosed property balances do not include properties insured by certain government-guaranteed loans, principally FHA-insured, of $66 million and $124 million at June 30, 2021 and 2020.
(3)Outstanding consumer loans and leases exclude loans accounted for under the fair value option.

Table 26 presents TDRs for the consumer real estate portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 25.

Table 26	Consumer Real Estate Troubled Debt Restructurings

	June 30, 2021			December 31, 2020
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Residential mortgage (1, 2)	$1,548	$2,585	$4,133	$1,195	$2,899	$4,094
Home equity (3)	268	743	1,011	248	836	1,084
Total consumer real estate troubled debt restructurings	$1,816	$3,328	$5,144	$1,443	$3,735	$5,178
(1)At June 30, 2021 and December 31, 2020, residential mortgage TDRs deemed collateral dependent totaled $1.7 billion and $1.4 billion, and included $1.4 billion and $1.0 billion of loans classified as nonperforming and $315 million and $361 million of loans classified as performing.
(2)At June 30, 2021 and December 31, 2020, residential mortgage performing TDRs include $1.4 billion and $1.5 billion of loans that were fully-insured.
(3)At June 30, 2021 and December 31, 2020, home equity TDRs deemed collateral dependent totaled $405 million and $407 million, and include $234 million and $216 million of loans classified as nonperforming and $171 million and $191 million of loans classified as performing.
In addition to modifying consumer real estate loans, we work with customers who are experiencing financial difficulty by modifying credit card and other consumer loans. Credit card and other consumer loan modifications generally involve a reduction in the customer’s interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months.

Modifications of credit card and other consumer loans are made through programs utilizing direct customer contact, but may also utilize external programs. At June 30, 2021 and December 31, 2020, our credit card and other consumer TDR portfolio was $673 million and $701 million, of which $600 million and $614 million were current or less than 30 days past due under the modified terms.

Bank of America 34

Commercial Portfolio Credit Risk Management
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure continue to be aligned with our risk appetite. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 31, 34 and 37 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, see Table 34 and Commercial Portfolio Credit Risk Management – Industry Concentrations on page 38.
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
Commercial Credit Portfolio
During the six months ended June 30, 2021, commercial asset quality improved as the economic recovery gained momentum amid COVID-19 containment and vaccination progress. Accordingly, charge-offs, nonperforming commercial loans and reservable criticized utilized exposure declined during this period. Outstanding commercial loans and leases increased $1.7 billion during the six months ended June 30, 2021 due to growth in commercial and industrial, primarily in Global Markets with most of the increase in investment grade exposures. This increase was largely offset by lower U.S. small business commercial loans due to PPP forgiveness. For more information on PPP loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
Credit quality of commercial real estate borrowers has begun to stabilize in many sectors as economies have reopened. However, certain sectors, including hospitality and retail, while showing signs of improvement, continue to be negatively impacted due to the pandemic. Moreover, many real estate markets, while improving, are still experiencing some disruptions in demand, supply chain challenges and tenant difficulties.
The commercial allowance for loan and lease losses decreased $2.1 billion during the six months ended June 30, 2021 to $6.7 billion primarily driven by an improved macroeconomic outlook. For more information, see Allowance for Credit Losses on page 41.
Total commercial utilized credit exposure decreased $7.3 billion during the six months ended June 30, 2021 to $613.0 billion primarily driven by lower derivative assets. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 55 percent at June 30, 2021 and 57 percent at December 31, 2020.
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

Table 27	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	June 30 2021	December 31 2020	June 30 2021	December 31 2020	June 30 2021	December 31 2020
Loans and leases	$500,807	$499,065	$433,822	$404,740	$934,629	$903,805
Derivative assets (5)	41,498	47,179	—	—	41,498	47,179
Standby letters of credit and financial guarantees	33,864	34,616	452	538	34,316	35,154
Debt securities and other investments	21,593	22,618	5,506	4,827	27,099	27,445
Loans held-for-sale	6,784	8,378	21,411	9,556	28,195	17,934
Operating leases	6,020	6,424	—	—	6,020	6,424
Commercial letters of credit	1,235	855	742	280	1,977	1,135
Other	1,229	1,168	—	—	1,229	1,168
Total	$613,030	$620,303	$461,933	$419,941	$1,074,963	$1,040,244
(1)Commercial utilized exposure includes loans of $6.3 billion and $5.9 billion and issued letters of credit with a notional amount of $80 million and $89 million accounted for under the fair value option at June 30, 2021 and December 31, 2020.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $5.2 billion and $3.9 billion at June 30, 2021 and December 31, 2020.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.9 billion and $10.5 billion at June 30, 2021 and December 31, 2020.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $32.3 billion and $42.5 billion at June 30, 2021 and December 31, 2020. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $37.1 billion and $39.3 billion at June 30, 2021 and December 31, 2020, which consists primarily of other marketable securities.

35 Bank of America

Nonperforming commercial loans decreased $364 million and commercial reservable criticized utilized exposure decreased $9.8 billion, which was broad-based across industries. Table 28 presents our commercial loans and leases portfolio and related credit quality information at June 30, 2021 and December 31, 2020.

Table 28	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2021	December 31 2020	June 30 2021	December 31 2020	June 30 2021	December 31 2020
Commercial and industrial:
U.S. commercial	$291,120	$288,728	$1,060	$1,243	$172	$228
Non-U.S. commercial	98,150	90,460	275	418	19	10
Total commercial and industrial	389,270	379,188	1,335	1,661	191	238
Commercial real estate	59,606	60,364	404	404	—	6
Commercial lease financing	15,768	17,098	81	87	24	25
	464,644	456,650	1,820	2,152	215	269
U.S. small business commercial (1)	29,867	36,469	43	75	69	115
Commercial loans excluding loans accounted for under the fair value option	494,511	493,119	$1,863	$2,227	$284	$384
Loans accounted for under the fair value option (2)	6,296	5,946
Total commercial loans and leases	$500,807	$499,065
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option include U.S. commercial of $4.4 billion and $2.9 billion and non-U.S. commercial of $1.9 billion and $3.0 billion at June 30, 2021 and December 31, 2020. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
Table 29 presents net charge-offs and related ratios for our commercial loans and leases for the three and six months ended June 30, 2021 and 2020.

Table 29	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Commercial and industrial:
U.S. commercial	$(31)	$219	$(19)	$382	(0.04)%	0.26%	(0.01)%	0.24%
Non-U.S. commercial	14	32	40	33	0.06	0.12	0.09	0.06
Total commercial and industrial	(17)	251	21	415	(0.02)	0.22	0.01	0.19
Commercial real estate	17	57	28	63	0.11	0.35	0.09	0.20
Commercial lease financing	—	31	—	36	—	0.66	—	0.38
	—	339	49	514	—	0.25	0.02	0.20
U.S. small business commercial	82	73	163	148	0.98	0.96	0.93	1.29
Total commercial	$82	$412	$212	$662	0.07	0.29	0.09	0.25
(1)Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.
Table 30 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure decreased $9.8 billion during the six months ended June 30, 2021, which was broad-based across industries. At June 30, 2021 and December 31, 2020, 84 percent and 79 percent of commercial reservable criticized utilized exposure was secured.

Table 30		Commercial Reservable Criticized Utilized Exposure (1, 2)

(Dollars in millions)	June 30, 2021		December 31, 2020
Commercial and industrial:
U.S. commercial	$14,903	4.66%	$21,388	6.83%
Non-U.S. commercial	3,559	3.44	5,051	5.03
Total commercial and industrial	18,462	4.36	26,439	6.40
Commercial real estate	8,898	14.51	10,213	16.42
Commercial lease financing	733	4.65	714	4.18
	28,093	5.61	37,366	7.59
U.S. small business commercial	785	2.63	1,300	3.56
Total commercial reservable criticized utilized exposure	$28,878	5.45	$38,666	7.31
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $27.4 billion and $36.6 billion and commercial letters of credit of $1.5 billion and $2.1 billion at June 30, 2021 and December 31, 2020.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.

Bank of America 36

Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At June 30, 2021, 61 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 21 percent in Global Markets, 16 percent in GWIM (loans that provide financing for asset purchases, business investments and other liquidity needs for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $2.4 billion during the six months ended June 30, 2021 driven by Global Markets. Reservable criticized utilized exposure decreased $6.5 billion, which was broad-based across industries.
Non-U.S. Commercial
At June 30, 2021, 72 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 28 percent in Global Markets. Non-U.S. commercial loans increased $7.7 billion during the six months ended June 30, 2021 primarily in Global Markets. For information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 40.

Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans declined by $758 million during the six months ended June 30, 2021 as paydowns exceeded new originations. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 24 percent and 23 percent of the commercial real estate portfolio at June 30, 2021 and December 31, 2020. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms.
For the three and six months ended June 30, 2021 and 2020, we continued to see low default rates and varying degrees of improvement in the portfolio. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures for management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Table 31 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 31	Outstanding Commercial Real Estate Loans

(Dollars in millions)	June 30 2021	December 31 2020
By Geographic Region
California	$14,178	$14,028
Northeast	11,949	11,628
Southwest	7,715	8,551
Southeast	6,434	6,588
Florida	4,455	4,294
Illinois	2,675	2,594
Midwest	2,569	3,483
Midsouth	2,367	2,370
Northwest	1,588	1,634
Non-U.S.	3,764	3,187
Other	1,912	2,007
Total outstanding commercial real estate loans	$59,606	$60,364
By Property Type
Non-residential
Office	$17,517	$17,667
Industrial / Warehouse	8,903	8,330
Multi-family rental	7,649	7,051
Hotels / Motels	6,725	7,226
Shopping centers / Retail	6,624	7,931
Unsecured	2,694	2,336
Multi-use	1,442	1,460
Other	6,643	7,146
Total non-residential	58,197	59,147
Residential	1,409	1,217
Total outstanding commercial real estate loans	$59,606	$60,364

U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking, and includes $15.7 billion and $22.7 billion of PPP loans outstanding at June 30, 2021 and December 31, 2020. The decline of $7.0 billion in PPP loans during the six months ended June 30, 2021 was due to repayment of the loans by the Small Business Administration under the terms of the program. Excluding PPP, credit card-related products were 51 percent and 50 percent of the U.S.
small business commercial portfolio at June 30, 2021 and December 31, 2020. Of the U.S. small business commercial net charge-offs, 100 percent and 95 percent were credit card-related products for the three and six months ended June 30, 2021 compared to 95 percent and 92 percent for the same periods in 2020.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 32 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and six

37 Bank of America

months ended June 30, 2021 and 2020. Nonperforming loans do not include loans accounted for under the fair value option. During the six months ended June 30, 2021, nonperforming commercial loans and leases decreased $364 million to $1.9 billion. At June 30, 2021, 78 percent of commercial nonperforming loans, leases and foreclosed properties were secured and 59 percent were contractually current. Commercial nonperforming loans were carried at approximately 88 percent of their unpaid principal balance, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

Table 32	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020
Nonperforming loans and leases, beginning of period	$2,071	$1,852	$2,227	$1,499
Additions	503	889	975	1,670
Reductions:
Paydowns	(264)	(177)	(576)	(389)
Sales	(77)	(10)	(99)	(26)
Returns to performing status (3)	(59)	(8)	(87)	(24)
Charge-offs	(108)	(344)	(186)	(528)
Transfers to loans held-for-sale	(203)	—	(391)	—
Total net additions (reductions) to nonperforming loans and leases	(208)	350	(364)	703
Total nonperforming loans and leases, June 30	1,863	2,202	1,863	2,202
Foreclosed properties, June 30	31	49	31	49
Nonperforming commercial loans, leases and foreclosed properties, June 30	$1,894	$2,251	$1,894	$2,251
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.38%	0.41%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.38	0.42
(1)Balances do not include nonperforming loans held-for-sale of $348 million and $151 million at June 30, 2021 and 2020.
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
Table 33 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and small business loans. The renegotiated small business card loans are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due.

Table 33	Commercial Troubled Debt Restructurings

	June 30, 2021			December 31, 2020
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Commercial and industrial:
U.S. commercial	$483	$702	$1,185	$509	$850	$1,359
Non-U.S. commercial	72	37	109	49	119	168
Total commercial and industrial	555	739	1,294	558	969	1,527
Commercial real estate	121	453	574	137	—	137
Commercial lease financing	37	—	37	42	2	44
	713	1,192	1,905	737	971	1,708
U.S. small business commercial	—	35	35	—	29	29
Total commercial troubled debt restructurings	$713	$1,227	$1,940	$737	$1,000	$1,737
Industry Concentrations
Table 34 presents commercial committed and utilized credit exposure by industry. For information on net notional credit protection purchased to hedge funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, see Commercial Portfolio Credit Risk Management – Risk Mitigation.
Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $34.7 billion, or three percent, during the six months ended June 30, 2021 to $1.1 trillion. The increase in commercial committed exposure was concentrated in Asset managers and funds, Finance companies, Healthcare equipment and services and Media industry sectors. Increases were partially offset by decreased exposure to the Government and public education and Vehicle dealers industry sectors.
For information on industry limits, see Commercial Portfolio Credit Risk Management – Industry Concentrations in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
Asset managers and funds, our largest industry concentration with committed exposure of $118.6 billion, increased $18.3 billion, or 18 percent, during the six months ended June 30, 2021.
Real estate, our second largest industry concentration with committed exposure of $92.9 billion, increased $1.2 billion, or one percent, during the six months ended June 30, 2021. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 37.
Capital goods, our third largest industry concentration with committed exposure of $84.2 billion, increased $3.4 billion, or four percent, during the six months ended June 30, 2021.

Bank of America 38

Given the widespread impact of the pandemic on the U.S. and global economy, a number of industries have been and may continue to be adversely impacted. We continue to monitor all industries, particularly higher risk industries that are experiencing or could experience a more significant impact to their financial condition. For more information on the pandemic, see Executive Summary – Recent Developments – COVID-19 Pandemic on page 3.

Table 34	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	June 30 2021	December 31 2020	June 30 2021	December 31 2020
Asset managers and funds	$78,769	$67,360	$118,559	$100,296
Real estate (3)	66,707	68,967	92,913	91,730
Capital goods	38,906	39,807	84,180	80,815
Finance companies	52,314	46,948	78,342	70,004
Healthcare equipment and services	32,112	33,488	62,851	57,540
Materials	23,641	24,516	50,630	50,757
Government and public education	38,295	41,669	50,468	56,212
Retailing	23,388	23,700	48,318	48,306
Consumer services	28,438	31,993	48,055	47,997
Food, beverage and tobacco	22,569	22,755	46,276	44,417
Commercial services and supplies	20,027	21,107	39,836	38,092
Individuals and trusts	28,785	24,727	38,329	34,036
Transportation	21,842	23,126	32,210	33,082
Energy	13,223	13,930	31,830	32,974
Utilities	13,044	12,387	31,777	29,234
Media	12,318	12,632	29,157	24,120
Technology hardware and equipment	9,446	9,935	25,208	24,196
Software and services	8,213	10,853	21,991	22,524
Global commercial banks	20,143	20,544	21,791	22,595
Consumer durables and apparel	8,587	9,232	19,731	20,223
Telecommunication services	8,983	9,411	18,456	15,605
Automobiles and components	9,340	10,792	17,022	20,575
Pharmaceuticals and biotechnology	4,934	4,830	16,099	15,901
Vehicle dealers	10,821	15,028	14,852	18,696
Insurance	5,123	5,772	13,759	13,277
Food and staples retailing	5,354	5,209	10,716	11,795
Religious and social organizations	4,042	4,646	5,828	6,597
Financial markets infrastructure (clearinghouses)	3,666	4,939	5,779	8,648
Total commercial credit exposure by industry	$613,030	$620,303	$1,074,963	$1,040,244
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.9 billion and $10.5 billion at June 30, 2021 and December 31, 2020.
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
At June 30, 2021 and December 31, 2020, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $3.6 billion and $4.2 billion. For these same positions, we recorded net losses of $32 million and $68 million for the three and six months ended June 30, 2021 compared to net losses of $231 million and $2 million for the same periods in 2020. The gains and losses on these instruments were offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 40. For more information, see Trading Risk Management on page 43.
Tables 35 and 36 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at June 30, 2021 and December 31, 2020.

Table 35	Net Credit Default Protection by Maturity

	June 30 2021	December 31 2020
Less than or equal to one year	47%	65%
Greater than one year and less than or equal to five years	51	34
Greater than five years	2	1
Total net credit default protection	100%	100%

39 Bank of America

Table 36	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
(Dollars in millions)	June 30, 2021		December 31, 2020
Ratings (2, 3)
A	$(345)	9.5%	$(250)	6.0%
BBB	(1,329)	36.7	(1,856)	44.5
BB	(1,133)	31.3	(1,363)	32.7
B	(603)	16.7	(465)	11.2
CCC and below	(157)	4.3	(182)	4.4
NR (4)	(52)	1.5	(54)	1.2
Total net credit default protection	$(3,619)	100.0%	$(4,170)	100.0%
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
Table 37 presents our 20 largest non-U.S. country exposures at June 30, 2021. These exposures accounted for 91 percent and 90 percent of our total non-U.S. exposure at June 30, 2021 and December 31, 2020. Net country exposure for these 20 countries increased $37.9 billion in the six months ended June 30, 2021. The majority of the increase was due to higher deposits with central banks in Japan, Switzerland and Ireland, increased exposure with central clearing counterparts in the U.K. and increased corporate exposure in Canada.

Table 37	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at June 30 2021	Hedges and Credit Default Protection	Net Country Exposure at June 30 2021	Increase (Decrease) from December 31 2020
United Kingdom	$33,009	$19,674	$8,601	$4,733	$66,017	$(1,105)	$64,912	$5,440
Germany	27,174	10,533	1,914	2,351	41,972	(1,336)	40,636	(4,267)
Canada	8,804	12,903	1,931	4,140	27,778	(387)	27,391	6,257
Japan	19,776	1,121	1,971	4,847	27,715	(503)	27,212	9,716
France	12,078	9,455	1,149	2,225	24,907	(856)	24,051	3,260
Australia	7,726	4,709	739	2,800	15,974	(281)	15,693	2,606
China	10,895	591	1,233	1,698	14,417	(427)	13,990	570
Switzerland	8,976	3,382	395	320	13,073	(186)	12,887	5,992
Brazil	5,949	786	887	3,980	11,602	(180)	11,422	1,129
Netherlands	5,637	3,857	815	800	11,109	(434)	10,675	991
Singapore	4,154	250	338	4,518	9,260	(62)	9,198	(84)
India	5,559	174	450	2,448	8,631	(163)	8,468	657
Ireland	5,830	2,184	94	260	8,368	(24)	8,344	4,179
South Korea	5,313	873	521	1,655	8,362	(124)	8,238	(313)
Spain	2,648	2,995	277	1,072	6,992	(271)	6,721	1,905
Hong Kong	4,708	235	388	1,161	6,492	(59)	6,433	(104)
Mexico	3,715	1,682	172	802	6,371	(285)	6,086	(201)
Italy	2,508	1,540	544	2,120	6,712	(629)	6,083	391
Belgium	2,725	1,454	299	282	4,760	(204)	4,556	(411)
United Arab Emirates	2,414	116	46	306	2,882	(12)	2,870	183
Total top 20 non-U.S. countries exposure	$179,598	$78,514	$22,764	$42,518	$323,394	$(7,528)	$315,866	$37,896
Our largest non-U.S. country exposure at June 30, 2021 was the U.K. with net exposure of $64.9 billion, which represents a $5.4 billion increase from December 31, 2020. Our second largest non-U.S. country exposure was Germany with net exposure of $40.6 billion at June 30, 2021, a $4.3 billion decrease from December 31, 2020.

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

Bank of America 40

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
Allowance for Credit Losses
The allowance for credit losses decreased by $4.9 billion from December 31, 2020 to $15.8 billion at June 30, 2021, which included a $2.2 billion reserve decrease related to the commercial portfolio and a $2.7 billion reserve decrease related to the consumer portfolio. The decreases were primarily driven by an improved macroeconomic outlook.
Table 38 presents an allocation of the allowance for credit losses by product type for June 30, 2021 and December 31, 2020.

Table 38	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	June 30, 2021			December 31, 2020
Allowance for loan and lease losses
Residential mortgage	$394	2.80%	0.18%	$459	2.44%	0.21%
Home equity	203	1.44	0.67	399	2.12	1.16
Credit card	6,234	44.22	8.25	8,420	44.79	10.70
Direct/Indirect consumer	555	3.93	0.57	752	4.00	0.82
Other consumer	46	0.33	n/m	41	0.22	n/m
Total consumer	7,432	52.72	1.78	10,071	53.57	2.35
U.S. commercial (2)	3,529	25.04	1.10	5,043	26.82	1.55
Non-U.S. commercial	1,091	7.74	1.11	1,241	6.60	1.37
Commercial real estate	1,956	13.88	3.28	2,285	12.15	3.79
Commercial lease financing	87	0.62	0.55	162	0.86	0.95
Total commercial	6,663	47.28	1.35	8,731	46.43	1.77
Allowance for loan and lease losses	14,095	100.00%	1.55	18,802	100.00%	2.04
Reserve for unfunded lending commitments	1,687			1,878
Allowance for credit losses	$15,782			$20,680
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $1.4 billion and $1.5 billion at June 30, 2021 and December 31, 2020.
n/m = not meaningful
Net charge-offs for the three and six months ended June 30, 2021 were $595 million and $1.4 billion compared to $1.1 billion and $2.3 billion for the same periods in 2020 driven by decreases across most products. The provision for credit losses decreased $6.7 billion to a $1.6 billion benefit, and $13.4 billion to a $3.5 billion benefit, for the three and six months ended June 30, 2021 compared to the same periods in 2020. The allowance for credit losses had a reserve release of $4.9 billion for the six months ended June 30, 2021, primarily driven by an improved macroeconomic outlook. The provision for credit losses for the consumer portfolio, including unfunded lending commitments, decreased $3.3 billion to a $707 million benefit and $6.2 billion to a $1.5 billion benefit for the three and six months ended June 30, 2021 compared to the same periods in 2020. The provision for credit losses for the commercial portfolio, including unfunded lending commitments, decreased $3.4 billion to a $914 million benefit and $7.2 billion to a $2.0 billion benefit for the three and six months ended June 30, 2021 compared to the same periods in 2020.
Table 39 presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for the three and six months ended June 30, 2021 and 2020. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles of the Corporation's 2020 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

41 Bank of America

Table 39	Allowance for Credit Losses

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2021	2020	2021	2020
Allowance for loan and lease losses, January 1		$16,168	$15,766	$18,802	$12,358
Loans and leases charged off
Residential mortgage		(11)	(12)	(20)	(23)
Home equity		(19)	(15)	(25)	(39)
Credit card		(661)	(818)	(1,461)	(1,742)
Direct/Indirect consumer		(68)	(86)	(170)	(202)
Other consumer		(70)	(81)	(145)	(162)
Total consumer charge-offs		(829)	(1,012)	(1,821)	(2,168)
U.S. commercial (1)		(194)	(324)	(350)	(591)
Non-U.S. commercial		(16)	(33)	(42)	(34)
Commercial real estate		(22)	(57)	(34)	(64)
Commercial lease financing		—	(33)	—	(40)
Total commercial charge-offs		(232)	(447)	(426)	(729)
Total loans and leases charged off		(1,061)	(1,459)	(2,247)	(2,897)
Recoveries of loans and leases previously charged off
Residential mortgage		17	32	30	44
Home equity		43	29	84	64
Credit card		173	153	339	307
Direct/Indirect consumer		77	60	148	136
Other consumer		6	4	14	11
Total consumer recoveries		316	278	615	562
U.S. commercial (2)		143	32	206	61
Non-U.S. commercial		2	1	2	1
Commercial real estate		5	—	6	1
Commercial lease financing		—	2	—	4
Total commercial recoveries		150	35	214	67
Total recoveries of loans and leases previously charged off		466	313	829	629
Net charge-offs		(595)	(1,146)	(1,418)	(2,268)
Provision for loan and lease losses		(1,480)	4,775	(3,291)	9,300
Other		2	(6)	2	(1)
Allowance for loan and lease losses, June 30		14,095	19,389	14,095	19,389
Reserve for unfunded lending commitments, January 1		1,829	1,360	1,878	1,123
Provision for unfunded lending commitments		(141)	342	(190)	578
Other		(1)	—	(1)	1
Reserve for unfunded lending commitments, June 30		1,687	1,702	1,687	1,702
Allowance for credit losses, June 30		$15,782	$21,091	$15,782	$21,091

Loan and allowance ratios (3):
Loans and leases outstanding at June 30		$911,978	$989,768	$911,978	$989,768
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at June 30		1.55%	1.96%	1.55%	1.96%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at June 30		1.78	2.43	1.78	2.43
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at June 30		1.35	1.57	1.35	1.57
Average loans and leases outstanding		$900,863	$1,022,294	$901,223	$1,001,972
Annualized net charge-offs as a percentage of average loans and leases outstanding		0.27%	0.45%	0.32%	0.46%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at June 30		287	441	287	441
Ratio of the allowance for loan and lease losses at June 30 to net charge-offs		5.90	4.21	4.93	4.25
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at June 30 (4)		$7,532	$10,517	$7,532	$10,517
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at June 30 (4)		134%	202%	134%	202%
(1)Includes U.S. small business commercial charge-offs of $102 million and $203 million for the three and six months ended June 30, 2021 compared to $84 million and $170 million for the same periods in 2020.
(2)Includes U.S. small business commercial recoveries of $20 million and $40 million for the three and six months ended June 30, 2021 compared to $11 million and $22 million for the same periods in 2020.
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

Bank of America 42

We have been affected, and may continue to be affected, by market stress resulting from the pandemic that began in the first quarter of 2020. For more information, see Executive Summary – Recent Developments – COVID-19 Pandemic on page 3 and Item 1A. Risk Factors – Coronavirus Disease of the Corporation’s 2020 Annual Report on Form 10-K.
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
Table 40 presents the total market-based portfolio VaR, which is the combination of the total covered positions (and less liquid trading positions) portfolio and the fair value option portfolio. For more information on the market risk VaR for trading activities, see Trading Risk Management in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
The total market-based portfolio VaR results in Table 40 include market risk to which we are exposed from all business segments, excluding credit valuation adjustment (CVA), DVA and related hedges. The majority of this portfolio is within the Global Markets segment.
Table 40 presents period-end, average, high and low daily trading VaR for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020 using a 99 percent confidence level, as well as average daily trading VaR for the six months ended June 30, 2021 and 2020. The amounts disclosed in Table 40 and Table 41 align to the view of covered positions used in the Basel 3 capital calculations. Foreign exchange and commodity positions are always considered covered positions, regardless of trading or banking treatment for the trade, except for structural foreign currency positions that are excluded with prior regulatory approval.
The average of total covered positions and less liquid trading positions portfolio VaR increased for the three months ended June 30, 2021 compared to the prior quarter primarily due to an increase in interest rate risk, partially offset by an increased diversification benefit between asset classes.

Table 40	Market Risk VaR for Trading Activities

	Three Months Ended												Six Months Ended June 30
	June 30, 2021				March 31, 2021				June 30, 2020
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	2021 Average	2020 Average
Foreign exchange	$15	$16	$20	$10	$13	$10	$17	$5	$5	$7	$11	$4	$13	$7
Interest rate	37	58	80	30	53	35	53	18	17	15	23	7	47	18
Credit	77	73	84	58	58	64	82	53	64	65	91	48	69	50
Equity	23	23	27	20	22	24	35	19	16	24	43	15	24	30
Commodities	9	8	12	4	4	9	28	4	7	7	12	5	9	7
Portfolio diversification	(106)	(119)	—	—	(96)	(90)	—	—	(39)	(60)	—	—	(106)	(59)
Total covered positions portfolio	55	59	73	47	54	52	85	34	70	58	85	28	56	53
Impact from less liquid exposures	23	18	—	—	9	22	—	—	30	23	—	—	20	12
Total covered positions and less liquid trading positions portfolio	78	77	119	52	63	74	125	47	100	81	111	47	76	65
Fair value option loans	50	50	55	42	48	56	64	37	56	67	84	55	53	42
Fair value option hedges	14	16	17	14	15	13	16	11	15	15	17	12	15	13
Fair value option portfolio diversification	(34)	(37)	—	—	(33)	(24)	—	—	(36)	(31)	—	—	(31)	(21)
Total fair value option portfolio	30	29	31	24	30	45	53	30	35	51	86	34	37	34
Portfolio diversification	(14)	(9)	—	—	(19)	(1)	—	—	(16)	(12)	—	—	(5)	(12)
Total market-based portfolio	$94	$97	146	64	$74	$118	169	62	$119	$120	159	76	$108	$87
(1)The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore the impact from less liquid exposures and the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, is not relevant.
The graph below presents the daily covered positions and less liquid trading positions portfolio VaR for the previous five quarters, corresponding to the data in Table 40.

43 Bank of America

Additional VaR statistics produced within our single VaR model are provided in Table 41 at the same level of detail as in Table 40. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 41 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for the three months ended June 30, 2021, March 31, 2021 and June 30, 2020.

Table 41	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	Three Months Ended
	June 30, 2021		March 31, 2021		June 30, 2020
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$16	$9	$10	$6	$7	$4
Interest rate	58	28	35	17	15	6
Credit	73	21	64	18	65	18
Equity	23	12	24	12	24	12
Commodities	8	4	9	4	7	4
Portfolio diversification	(119)	(44)	(90)	(34)	(60)	(25)
Total covered positions portfolio	59	30	52	23	58	19
Impact from less liquid exposures	18	2	22	3	23	2
Total covered positions and less liquid trading positions portfolio	77	32	74	26	81	21
Fair value option loans	50	11	56	14	67	15
Fair value option hedges	16	9	13	7	15	8
Fair value option portfolio diversification	(37)	(10)	(24)	(6)	(31)	(12)
Total fair value option portfolio	29	10	45	15	51	11
Portfolio diversification	(9)	(6)	(1)	(8)	(12)	(7)
Total market-based portfolio	$97	$36	$118	$33	$120	$25
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. For more information on our backtesting process, see Trading Risk Management – Backtesting in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
During the three and six months ended June 30, 2021, there were no days where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period.
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
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended June 30, 2021 compared to the three months ended March 31, 2021. During the three months ended June 30, 2021, positive trading-related revenue was recorded for 100 percent of the trading days, of which 77 percent were daily trading gains of over $25 million. This compares to the three months ended March 31, 2021 where positive trading-related revenue was recorded for 98 percent of the trading days, of which 94 percent were daily trading gains of over $25 million.
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

Bank of America 44

Interest Rate Risk Management for the Banking Book
The following discussion presents net interest income for banking book activities. For more information, see Interest Rate Risk Management for the Banking Book in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
Table 42 presents the spot and 12-month forward rates used in our baseline forecasts at June 30, 2021 and December 31, 2020.

Table 42	Forward Rates

	June 30, 2021
	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	0.25%	0.15%	1.44%
12-month forward rates	0.25	0.27	1.65

	December 31, 2020
Spot rates	0.25%	0.24%	0.93%
12-month forward rates	0.25	0.19	1.06
Table 43 shows the pretax impact to forecasted net interest income over the next 12 months from June 30, 2021 and December 31, 2020 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment. The interest rate scenarios also assume U.S. dollar rates are floored at zero.
During the six months ended June 30, 2021, the decrease in asset sensitivity of our balance sheet to Up-rate and Down-rate scenarios was primarily due to ALM activity and an increase in long-end rates. We continue to be asset sensitive to a parallel upward move in interest rates with the majority of that impact coming from the short end of the yield curve. Additionally, higher interest rates impact the fair value of debt securities and, accordingly, for debt securities classified as AFS, may adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital is reduced over time by offsetting positive impacts to net interest income. For more information on Basel 3, see Capital Management – Regulatory Capital on page 22.

Table 43	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes

	Short Rate (bps)	Long Rate (bps)
(Dollars in millions)			June 30 2021	December 31 2020
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$8,035	$10,468
-25 bps instantaneous shift	-25	-25	(2,255)	(2,766)
Flatteners
Short-end instantaneous change	+100	—	5,556	6,321
Long-end instantaneous change	—	-25	(1,219)	(1,686)
Steepeners
Short-end instantaneous change	-25	—	(1,014)	(1,084)
Long-end instantaneous change	—	+100	2,651	4,333
The sensitivity analysis in Table 43 assumes that we take no action in response to these rate shocks and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates. As part of our ALM activities, we use securities, certain residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.
The behavior of our deposits portfolio in the baseline forecast and in alternate interest rate scenarios is a key assumption in our projected estimates of net interest income. The sensitivity analysis in Table 43 assumes no change in deposit portfolio size or mix from the baseline forecast in alternate rate environments. In higher rate scenarios, any customer activity resulting in the replacement of low-cost or non-interest-bearing deposits with higher yielding deposits or market-based funding would reduce our benefit in those scenarios.
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
The derivatives used in our ALM activities can be split into two broad categories: designated accounting hedges and other risk management derivatives. Designated accounting hedges are primarily used to manage our exposure to interest rates as described in the Interest Rate Risk Management for the Banking Book section and are included in the sensitivities presented in Table 43. The Corporation also uses foreign currency derivatives in accounting hedges to manage substantially all of the foreign exchange risk of our foreign operations. By hedging the foreign exchange risk of our foreign operations, the Corporation's market risk exposure in this area is insignificant.
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

45 Bank of America

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
During the three and six months ended June 30, 2021, we recorded gains of $9 million and $22 million related to the change in fair value of the MSRs, IRLCs and LHFS, net of gains and losses on the hedge portfolio, compared to gains of $65 million and $228 million for the same periods in 2020. For more information on MSRs, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.
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
Goodwill and Intangible Assets
The nature of and accounting for goodwill and intangible assets are discussed in Note 7 – Goodwill and Intangible Assets to the Consolidated Financial Statements herein and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K. Table 44 presents goodwill recorded on our consolidated balance sheet as of the periods presented.

Table 44	Goodwill by Reporting Unit

(Dollars in millions)	June 30 2021	December 31 2020
Consumer Banking
Consumer Lending	$11,723	$11,709
Deposits	18,414	18,414
Global Wealth and Investment Management
Private Bank	2,918	2,918
Merrill Lynch Global Wealth Management	6,759	6,759
Global Banking
Global Commercial Banking	16,204	16,146
Global Corporate and Investment Banking (1)	6,277	6,277
Business Banking	1,546	1,546
Global Markets	5,182	5,182
Total	$69,023	$68,951
(1) Prior period has been revised to conform to current-period presentation.
We completed our annual goodwill impairment test as of June 30, 2021 by using a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its respective carrying value. Factors considered in the qualitative assessment include, among other things, macroeconomic conditions, industry and market considerations, financial performance of the respective reporting unit and other relevant entity- and reporting-unit specific considerations. Based on our qualitative assessment, we have concluded that it was not “more likely than not” that the reporting units’ fair values were less than their carrying values.

Bank of America 46

Non-GAAP Reconciliations
Table 45 provides reconciliations of certain non-GAAP financial measures to the most closely related GAAP financial measures.

Table 45	Period-end and Average Supplemental Financial Data and Reconciliations to GAAP Financial Measures (1)

	Period-end		Average
	June 30 2021	December 31 2020	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)			2021	2020	2021	2020
Shareholders’ equity	$277,119	$272,924	$274,632	$266,316	$274,341	$265,425
Goodwill	(69,023)	(68,951)	(69,023)	(68,951)	(68,987)	(68,951)
Intangible assets (excluding MSRs)	(2,192)	(2,151)	(2,212)	(1,640)	(2,179)	(1,648)
Related deferred tax liabilities	915	920	915	790	917	759
Tangible shareholders’ equity	$206,819	$202,742	$204,312	$196,515	$204,092	$195,585
Preferred stock	(23,441)	(24,510)	(23,684)	(23,427)	(24,039)	(23,442)
Tangible common shareholders’ equity	$183,378	$178,232	$180,628	$173,088	$180,053	$172,143

Total assets	$3,029,894	$2,819,627
Goodwill	(69,023)	(68,951)
Intangible assets (excluding MSRs)	(2,192)	(2,151)
Related deferred tax liabilities	915	920
Tangible assets	$2,959,594	$2,749,445
(1)For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 7.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Market Risk Management on page 42 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

47 Bank of America

Part I. Financial Information
Item 1. Financial Statements
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share information)	2021	2020	2021	2020
Net interest income
Interest income	$11,387	$12,540	$22,782	$28,638
Interest expense	1,154	1,692	2,352	5,660
Net interest income	10,233	10,848	20,430	22,978

Noninterest income
Fees and commissions	9,705	8,392	19,241	16,713
Market making and similar activities	1,826	2,487	5,355	5,294
Other income	(298)	599	(739)	108
Total noninterest income	11,233	11,478	23,857	22,115
Total revenue, net of interest expense	21,466	22,326	44,287	45,093

Provision for credit losses	(1,621)	5,117	(3,481)	9,878

Noninterest expense
Compensation and benefits	8,653	7,994	18,389	16,335
Occupancy and equipment	1,759	1,802	3,589	3,504
Information processing and communications	1,448	1,265	2,873	2,474
Product delivery and transaction related	976	811	1,953	1,588
Marketing	810	492	1,181	930
Professional fees	426	381	829	756
Other general operating	973	665	1,746	1,298
Total noninterest expense	15,045	13,410	30,560	26,885
Income before income taxes	8,042	3,799	17,208	8,330
Income tax expense	(1,182)	266	(66)	787
Net income	$9,224	$3,533	$17,274	$7,543
Preferred stock dividends	260	249	750	718
Net income applicable to common shareholders	$8,964	$3,284	$16,524	$6,825

Per common share information
Earnings	$1.04	$0.38	$1.91	$0.78
Diluted earnings	1.03	0.37	1.90	0.77
Average common shares issued and outstanding	8,620.8	8,739.9	8,660.4	8,777.6
Average diluted common shares issued and outstanding	8,735.5	8,768.1	8,776.2	8,813.3

Consolidated Statement of Comprehensive Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020
Net income	$9,224	$3,533	$17,274	$7,543
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	(250)	(102)	(1,090)	4,693
Net change in debit valuation adjustments	149	(1,293)	265	53
Net change in derivatives	415	315	(699)	732
Employee benefit plan adjustments	69	57	120	100
Net change in foreign currency translation adjustments	26	(19)	(3)	(107)
Other comprehensive income (loss)	409	(1,042)	(1,407)	5,471
Comprehensive income	$9,633	$2,491	$15,867	$13,014

See accompanying Notes to Consolidated Financial Statements.

Bank of America 48

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	June 30	December 31
(Dollars in millions)	2021	2020
Assets
Cash and due from banks	$30,327	$36,430
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	229,703	344,033
Cash and cash equivalents	260,030	380,463
Time deposits placed and other short-term investments	7,356	6,546
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $163,344 and $108,856 measured at fair value)	268,594	304,058
Trading account assets (includes $114,268 and $91,510 pledged as collateral)	291,733	198,854
Derivative assets	41,498	47,179
Debt securities:
Carried at fair value	288,913	246,601
Held-to-maturity, at cost (fair value – $650,025 and $448,180)	651,401	438,249
Total debt securities	940,314	684,850
Loans and leases (includes $6,950 and $6,681 measured at fair value)	918,928	927,861
Allowance for loan and lease losses	(14,095)	(18,802)
Loans and leases, net of allowance	904,833	909,059
Premises and equipment, net	10,747	11,000
Goodwill	69,023	68,951
Loans held-for-sale (includes $2,207 and $1,585 measured at fair value)	8,277	9,243
Customer and other receivables	67,967	64,221
Other assets (includes $14,928 and $15,718 measured at fair value)	159,522	135,203
Total assets	$3,029,894	$2,819,627

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$719,481	$650,674
Interest-bearing (includes $515 and $481 measured at fair value)	1,076,355	1,038,341
Deposits in non-U.S. offices:
Noninterest-bearing	25,190	17,698
Interest-bearing	88,116	88,767
Total deposits	1,909,142	1,795,480
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $165,781 and $135,391 measured at fair value)	213,787	170,323
Trading account liabilities	110,084	71,320
Derivative liabilities	38,916	45,526
Short-term borrowings (includes $4,490 and $5,874 measured at fair value)	21,635	19,321
Accrued expenses and other liabilities (includes $15,174 and $16,311 measured at fair value and $1,687 and $1,878 of reserve for unfunded lending commitments)	184,607	181,799
Long-term debt (includes $30,361 and $32,200 measured at fair value)	274,604	262,934
Total liabilities	2,752,775	2,546,703
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities and Note 10 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,887,686 and 3,931,440 shares	23,441	24,510
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 8,487,151,465 and 8,650,814,105 shares	79,242	85,982
Retained earnings	177,499	164,088
Accumulated other comprehensive income (loss)	(3,063)	(1,656)
Total shareholders’ equity	277,119	272,924
Total liabilities and shareholders’ equity	$3,029,894	$2,819,627

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$4,418	$5,225
Loans and leases	16,970	23,636
Allowance for loan and lease losses	(1,047)	(1,693)
Loans and leases, net of allowance	15,923	21,943
All other assets	1,134	1,387
Total assets of consolidated variable interest entities	$21,475	$28,555
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $37 and $22 of non-recourse short-term borrowings)	$324	$454
Long-term debt (includes $5,137 and $7,053 of non-recourse debt)	5,137	7,053
All other liabilities (includes $15 and $16 of non-recourse liabilities)	15	16
Total liabilities of consolidated variable interest entities	$5,476	$7,523
See accompanying Notes to Consolidated Financial Statements.

49 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, March 31, 2021	$24,319	8,589.7	$83,071	$170,082	$(3,472)	$274,000
Net income				9,224		9,224
Net change in debt securities					(250)	(250)
Net change in debit valuation adjustments					149	149
Net change in derivatives					415	415
Employee benefit plan adjustments					69	69
Net change in foreign currency translation adjustments					26	26
Dividends declared:
Common				(1,547)		(1,547)
Preferred				(260)		(260)
Redemption of preferred stock	(878)					(878)
Common stock issued under employee plans, net, and other		0.2	380			380
Common stock repurchased		(102.7)	(4,209)			(4,209)
Balance, June 30, 2021	$23,441	8,487.2	$79,242	$177,499	$(3,063)	$277,119
Balance, December 31, 2020	$24,510	8,650.8	$85,982	$164,088	$(1,656)	$272,924
Net income				17,274		17,274
Net change in debt securities					(1,090)	(1,090)
Net change in debit valuation adjustments					265	265
Net change in derivatives					(699)	(699)
Employee benefit plan adjustments					120	120
Net change in foreign currency translation adjustments					(3)	(3)
Dividends declared:
Common				(3,110)		(3,110)
Preferred				(750)		(750)
Issuance of preferred stock	902					902
Redemption of preferred stock	(1,971)					(1,971)
Common stock issued under employee plans, net, and other		40.1	939	(3)		936
Common stock repurchased		(203.7)	(7,679)			(7,679)
Balance, June 30, 2021	$23,441	8,487.2	$79,242	$177,499	$(3,063)	$277,119
Balance, March 31, 2020	$23,427	8,675.5	$85,745	$155,866	$(120)	$264,918
Net income				3,533		3,533
Net change in debt securities					(102)	(102)
Net change in debit valuation adjustments					(1,293)	(1,293)
Net change in derivatives					315	315
Employee benefit plan adjustments					57	57
Net change in foreign currency translation adjustments					(19)	(19)
Dividends declared:
Common				(1,572)		(1,572)
Preferred				(249)		(249)
Common stock issued under employee plans, net, and other		0.1	335			335
Common stock repurchased		(11.5)	(286)			(286)
Balance, June 30, 2020	$23,427	8,664.1	$85,794	$157,578	$(1,162)	$265,637
Balance, December 31, 2019	$23,401	8,836.1	$91,723	$156,319	$(6,633)	$264,810
Cumulative adjustment for adoption of credit loss accounting standard				(2,406)		(2,406)
Net income				7,543		7,543
Net change in debt securities					4,693	4,693
Net change in debit valuation adjustments					53	53
Net change in derivatives					732	732
Employee benefit plan adjustments					100	100
Net change in foreign currency translation adjustments					(107)	(107)
Dividends declared:
Common				(3,151)		(3,151)
Preferred				(718)		(718)
Issuance of preferred stock	1,098					1,098
Redemption of preferred stock	(1,072)					(1,072)
Common stock issued under employee plans, net, and other		39.8	719	(9)		710
Common stock repurchased		(211.8)	(6,648)			(6,648)
Balance, June 30, 2020	$23,427	8,664.1	$85,794	$157,578	$(1,162)	$265,637

See accompanying Notes to Consolidated Financial Statements.

Bank of America 50

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Six Months Ended June 30
(Dollars in millions)	2021	2020
Operating activities
Net income	$17,274	$7,543
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(3,481)	9,878
Gains on sales of debt securities	—	(377)
Depreciation and amortization	930	880
Net amortization of premium/discount on debt securities	3,113	1,364
Deferred income taxes	(1,457)	(686)
Stock-based compensation	1,463	1,077
Loans held-for-sale:
Originations and purchases	(17,031)	(9,151)
Proceeds from sales and paydowns of loans originally classified as held for sale and instruments from related securitization activities	16,708	10,963
Net change in:
Trading and derivative assets/liabilities	(58,372)	1,065
Other assets	(26,080)	611
Accrued expenses and other liabilities	2,300	(9,297)
Other operating activities, net	2,994	2,167
Net cash provided by (used in) operating activities	(61,639)	16,037
Investing activities
Net change in:
Time deposits placed and other short-term investments	(810)	1,036
Federal funds sold and securities borrowed or purchased under agreements to resell	35,464	(176,582)
Debt securities carried at fair value:
Proceeds from sales	1,809	18,945
Proceeds from paydowns and maturities	76,371	37,132
Purchases	(126,653)	(38,656)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	64,192	33,847
Purchases	(277,949)	(27,587)
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	4,913	8,118
Purchases	(2,097)	(2,961)
Other changes in loans and leases, net	4,723	(30,066)
Other investing activities, net	(1,649)	(1,986)
Net cash used in investing activities	(221,686)	(178,760)
Financing activities
Net change in:
Deposits	113,662	283,863
Federal funds purchased and securities loaned or sold under agreements to repurchase	43,464	13,915
Short-term borrowings	2,314	(6,216)
Long-term debt:
Proceeds from issuance	48,177	30,704
Retirement	(29,240)	(20,876)
Preferred stock:
Proceeds from issuance	902	1,098
Redemption	(1,971)	(1,072)
Common stock repurchased	(7,679)	(6,648)
Cash dividends paid	(3,945)	(3,916)
Other financing activities, net	(737)	(573)
Net cash provided by financing activities	164,947	290,279
Effect of exchange rate changes on cash and cash equivalents	(2,055)	230
Net increase (decrease) in cash and cash equivalents	(120,433)	127,786
Cash and cash equivalents at January 1	380,463	161,560
Cash and cash equivalents at June 30	$260,030	$289,346

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
U.K. Tax Law Change
On June 10, 2021, the U.K. enacted the 2021 Finance Act, which increases the U.K. corporation income tax rate to 25 percent from 19 percent, effective April 1, 2023. As a result, during the second quarter of 2021, the Corporation recorded a write-up of U.K. net deferred tax assets of approximately $2.0 billion with a corresponding positive income tax adjustment.
NOTE 2 Net Interest Income and Noninterest Income
The following table presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for the three and six months ended June 30, 2021 and 2020. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K. For a disaggregation of noninterest income by business segment and All Other, see Note 17 – Business Segment Information.

Bank of America 52

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020
Net interest income
Interest income
Loans and leases	$7,123	$8,569	$14,357	$18,532
Debt securities	2,820	2,440	5,550	5,283
Federal funds sold and securities borrowed or purchased under agreements to resell	(42)	26	(49)	845
Trading account assets	954	1,008	1,826	2,255
Other interest income	532	497	1,098	1,723
Total interest income	11,387	12,540	22,782	28,638

Interest expense
Deposits	128	373	261	1,557
Short-term borrowings	(85)	(72)	(164)	1,048
Trading account liabilities	293	223	539	552
Long-term debt	818	1,168	1,716	2,503
Total interest expense	1,154	1,692	2,352	5,660
Net interest income	$10,233	$10,848	$20,430	$22,978

Noninterest income
Fees and commissions
Card income
Interchange fees (1)	$1,210	$830	$2,277	$1,622
Other card income	376	419	744	899
Total card income	1,586	1,249	3,021	2,521
Service charges
Deposit-related fees	1,557	1,299	3,052	2,926
Lending-related fees	317	263	614	539
Total service charges	1,874	1,562	3,666	3,465
Investment and brokerage services
Asset management fees	3,156	2,483	6,158	5,165
Brokerage fees	967	939	2,028	2,015
Total investment and brokerage services	4,123	3,422	8,186	7,180
Investment banking fees
Underwriting income	1,314	1,523	2,860	2,371
Syndication fees	401	230	701	501
Financial advisory services	407	406	807	675
Total investment banking fees	2,122	2,159	4,368	3,547
Total fees and commissions	9,705	8,392	19,241	16,713
Market making and similar activities	1,826	2,487	5,355	5,294
Other income (loss)	(298)	599	(739)	108
Total noninterest income	$11,233	$11,478	$23,857	$22,115
(1)Gross interchange fees and merchant income were $2.9 billion and $2.0 billion for the three months ended June 30, 2021 and 2020 and are presented net of $1.7 billion and $1.2 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods. Gross interchange fees and merchant income were $5.4 billion and $4.3 billion for the six months ended June 30, 2021 and 2020 and are presented net of $3.1 billion and $2.7 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

53 Bank of America

NOTE 3 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles and Note 3 –
Derivatives to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at June 30, 2021 and December 31, 2020. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		June 30, 2021
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$18,092.6	$150.2	$11.7	$161.9	$157.9	$2.0	$159.9
Futures and forwards	4,488.2	1.5	—	1.5	1.4	—	1.4
Written options	1,687.0	—	—	—	31.1	—	31.1
Purchased options	1,725.1	35.0	—	35.0	—	—	—
Foreign exchange contracts
Swaps	1,459.6	27.7	0.4	28.1	30.5	0.5	31.0
Spot, futures and forwards	4,548.5	36.7	0.6	37.3	35.0	0.1	35.1
Written options	331.4	—	—	—	3.7	—	3.7
Purchased options	312.9	3.8	—	3.8	—	—	—
Equity contracts
Swaps	388.6	12.0	—	12.0	14.6	—	14.6
Futures and forwards	160.0	0.4	—	0.4	1.9	—	1.9
Written options	624.3	—	—	—	56.3	—	56.3
Purchased options	562.5	55.8	—	55.8	—	—	—
Commodity contracts
Swaps	45.2	2.9	—	2.9	5.8	—	5.8
Futures and forwards	78.9	2.3	—	2.3	1.4	—	1.4
Written options	36.6	—	—	—	2.7	—	2.7
Purchased options	30.7	3.0	—	3.0	—	—	—
Credit derivatives (2)
Purchased credit derivatives:
Credit default swaps	356.4	1.7	—	1.7	5.2	—	5.2
Total return swaps/options	71.1	0.2	—	0.2	1.1	—	1.1
Written credit derivatives:
Credit default swaps	333.4	5.0	—	5.0	1.5	—	1.5
Total return swaps/options	79.0	1.2	—	1.2	0.5	—	0.5
Gross derivative assets/liabilities		$339.4	$12.7	$352.1	$350.6	$2.6	$353.2
Less: Legally enforceable master netting agreements				(278.3)			(278.3)
Less: Cash collateral received/paid				(32.3)			(36.0)
Total derivative assets/liabilities				$41.5			$38.9
(1)Represents the total contract/notional amount of derivative assets and liabilities outstanding.
(2)The net derivative asset and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $3.2 billion and $304.9 billion at June 30, 2021.

Bank of America 54

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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at June 30, 2021 and December 31, 2020 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements, which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 9 – Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash.

55 Bank of America

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	June 30, 2021		December 31, 2020
Interest rate contracts
Over-the-counter	$189.4	$182.8	$247.7	$243.5
Exchange-traded	0.1	—	—	—
Over-the-counter cleared	7.3	6.9	10.2	9.1
Foreign exchange contracts
Over-the-counter	66.6	67.4	92.2	96.5
Over-the-counter cleared	1.0	0.9	1.4	1.3
Equity contracts
Over-the-counter	29.9	31.0	31.3	28.3
Exchange-traded	35.6	35.0	32.3	31.0
Commodity contracts
Over-the-counter	5.6	7.1	3.5	5.0
Exchange-traded	1.3	1.6	0.7	0.7
Over-the-counter cleared	0.1	0.1	—	—
Credit derivatives
Over-the-counter	5.6	5.5	5.2	5.6
Over-the-counter cleared	2.4	2.4	2.2	1.9
Total gross derivative assets/liabilities, before netting
Over-the-counter	297.1	293.8	379.9	378.9
Exchange-traded	37.0	36.6	33.0	31.7
Over-the-counter cleared	10.8	10.3	13.8	12.3
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(265.1)	(268.8)	(345.7)	(347.2)
Exchange-traded	(35.4)	(35.4)	(29.5)	(29.5)
Over-the-counter cleared	(10.1)	(10.1)	(12.2)	(11.8)
Derivative assets/liabilities, after netting	34.3	26.4	39.3	34.4
Other gross derivative assets/liabilities (2)	7.2	12.5	7.9	11.1
Total derivative assets/liabilities	41.5	38.9	47.2	45.5
Less: Financial instruments collateral (3)	(14.2)	(13.3)	(16.1)	(16.6)
Total net derivative assets/liabilities	$27.3	$25.6	$31.1	$28.9
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
Fair Value Hedges
The table below summarizes information related to fair value hedges for the three and six months ended June 30, 2021 and 2020.

Gains and Losses on Derivatives Designated as Fair Value Hedges

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$3,484	$(3,454)	$475	$(600)
Interest rate and foreign currency risk on long-term debt (2)	5	(5)	60	(60)
Interest rate risk on available-for-sale securities (3)	(1,863)	1,825	(361)	356
Total	$1,626	$(1,634)	$174	$(304)

`	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$(4,579)	$4,548	$10,809	$(10,876)
Interest rate and foreign currency risk on long-term debt (2)	(23)	21	565	(551)
Interest rate risk on available-for-sale securities (3)	3,378	(3,325)	(711)	698
Total	$(1,224)	$1,244	$10,663	$(10,729)
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)For the three and six months ended June 30, 2021, the derivative amount includes gains (losses) of $(17) million and $(51) million in interest expense, $23 million and $31 million in market making and similar activities, and $(1) million and $(3) million in accumulated other comprehensive income (OCI). For the same periods in 2020, the derivative amount includes gains (losses) of $(3) million and $731 million in interest expense, $63 million and $(178) million in market making and similar activities, and $0 and $12 million in accumulated OCI. Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
(3)Amounts are recorded in interest income in the Consolidated Statement of Income.

Bank of America 56

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

Designated Fair Value Hedged Assets and Liabilities

	June 30, 2021		December 31, 2020
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt (2)	$171,872	$6,742	$150,556	$8,910
Available-for-sale debt securities (2, 3, 4)	152,348	(2,876)	116,252	114
Trading account assets (5)	366	—	427	15
(1)Increase (decrease) to carrying value.
(2)At June 30, 2021 and December 31, 2020, the cumulative fair value adjustments remaining on long-term debt and available-for-sale debt securities from discontinued hedging relationships resulted in an increase in the related liability of $1.0 billion and $3.7 billion and a decrease in the related asset of $68 million and $69 million, which are being amortized over the remaining contractual life of the de-designated hedged items.
(3)These amounts include the amortized cost of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship (i.e. last-of-layer hedging relationship). At June 30, 2021 and December 31, 2020, the amortized cost of the closed portfolios used in these hedging relationships was $26.8 billion and $34.6 billion, of which $7.0 billion was designated in the last-of-layer hedging relationship at both dates. At June 30, 2021, the cumulative adjustment associated with these hedging relationships was a decrease of $99 million. At December 31, 2020, the cumulative adjustment was insignificant.
(4)Carrying value represents amortized cost.
(5)Represents hedging activities related to certain commodities inventory.
Cash Flow and Net Investment Hedges
The table below summarizes certain information related to cash flow hedges and net investment hedges for the three and six months ended June 30, 2021 and 2020. Of the $273 million after-tax net loss ($365 million pretax) on derivatives in accumulated OCI at June 30, 2021, gains of $244 million after-tax ($330 million pretax) related to both open and terminated cash flow hedges are expected to be reclassified into earnings in the next 12 months. These net gains reclassified into earnings are expected to primarily increase net interest income related to the respective hedged items. For terminated cash flow hedges, the time period over which the majority of the forecasted transactions are hedged is approximately 3 years, with a maximum length of time for certain forecasted transactions of 15 years.

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
Cash flow hedges
Interest rate risk on variable-rate assets (1)	$481	$36	$(576)	$73
Price risk on forecasted MBS purchases (1)	92	6	(301)	15
Price risk on certain compensation plans (2)	35	14	59	26
Total	$608	$56	$(818)	$114
Net investment hedges
Foreign exchange risk (3)	$(224)	$—	$503	$—

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
Cash flow hedges
Interest rate risk on variable-rate assets (1)	$320	$(23)	$911	$(49)
Price risk on certain compensation plans (2)	73	—	(9)	—
Total	$393	$(23)	$902	$(49)
Net investment hedges
Foreign exchange risk (3)	$(400)	$1	$968	$1
(1)Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. For the three and six months ended June 30, 2021, amounts excluded from effectiveness testing and recognized in market making and similar activities were losses of $48 million and $50 million. For the same periods in 2020 amounts excluded from effectiveness testing and recognized in other income were gains of $75 million and $105 million.

57 Bank of America

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The table below presents gains (losses) on these derivatives for the three and six months ended June 30, 2021 and 2020. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020
Interest rate risk on mortgage activities (1, 2)	$85	$62	$(105)	$441
Credit risk on loans (2)	(14)	(66)	(31)	22
Interest rate and foreign currency risk on asset and liability management activities (3)	(318)	(1,017)	943	511
Price risk on certain compensation plans (4)	318	603	598	(154)
(1)Primarily related to hedges of interest rate risk on mortgage servicing rights (MSRs) and interest rate lock commitments (IRLCs) to originate mortgage loans that will be held for sale. The net gains on IRLCs, which are not included in the table but are considered derivative instruments, were $27 million and $46 million for the three and six months ended June 30, 2021 compared to $39 million and $87 million for the same periods in 2020.
(2)Gains (losses) on these derivatives are recorded in other income.
(3)Gains (losses) on these derivatives are recorded in market making and similar activities.
(4)Gains (losses) on these derivatives are recorded in compensation and benefits expense.
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At June 30, 2021 and December 31, 2020, the Corporation had transferred $4.9 billion and $5.2 billion of non-U.S. government-guaranteed mortgage-backed securities (MBS) to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $5.0 billion and $5.2 billion at the transfer dates. At June 30, 2021 and December 31, 2020, the fair value of the transferred securities was $5.3 billion and $5.5 billion.
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
The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three and six months ended June 30, 2021 and 2020. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 17 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
Interest rate risk	$44	$463	$40	$547	$416	$926	$97	$1,439
Foreign exchange risk	330	(22)	2	310	736	(40)	6	702
Equity risk	1,178	(1)	442	1,619	2,460	35	957	3,452
Credit risk	435	424	175	1,034	1,237	787	289	2,313
Other risk (2)	(24)	(10)	26	(8)	584	(28)	45	601
Total sales and trading revenue	$1,963	$854	$685	$3,502	$5,433	$1,680	$1,394	$8,507

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
Interest rate risk	$670	$658	$48	$1,376	$2,164	$1,276	$120	$3,560
Foreign exchange risk	351	(3)	(12)	336	815	1	(5)	811
Equity risk	730	31	451	1,212	1,989	(91)	969	2,867
Credit risk	536	426	142	1,104	157	869	176	1,202
Other risk (2)	73	8	4	85	207	28	11	246
Total sales and trading revenue	$2,360	$1,120	$633	$4,113	$5,332	$2,083	$1,271	$8,686
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $462 million and $1.0 billion for the three and six months ended June 30, 2021 compared to $470 million and $1.0 billion for the same periods in 2020.
(2)Includes commodity risk.

Bank of America 58

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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at June 30, 2021 and December 31, 2020 are summarized in the table below.

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	June 30, 2021
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$—	$—	$44	$42	$86
Non-investment grade	11	130	406	894	1,441
Total	11	130	450	936	1,527
Total return swaps/options:
Investment grade	31	—	—	—	31
Non-investment grade	134	333	—	—	467
Total	165	333	—	—	498
Total credit derivatives	$176	$463	$450	$936	$2,025
Credit-related notes:
Investment grade	$—	$—	$1	$519	$520
Non-investment grade	5	1	23	1,153	1,182
Total credit-related notes	$5	$1	$24	$1,672	$1,702
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$32,739	$75,590	$107,799	$16,141	$232,269
Non-investment grade	11,961	31,595	48,833	8,750	101,139
Total	44,700	107,185	156,632	24,891	333,408
Total return swaps/options:
Investment grade	46,566	65	79	—	46,710
Non-investment grade	20,032	12,268	10	16	32,326
Total	66,598	12,333	89	16	79,036
Total credit derivatives	$111,298	$119,518	$156,721	$24,907	$412,444

	December 31, 2020
	Carrying Value
Credit default swaps:
Investment grade	$—	$1	$35	$94	$130
Non-investment grade	26	233	364	1,163	1,786
Total	26	234	399	1,257	1,916
Total return swaps/options:
Investment grade	21	4	—	—	25
Non-investment grade	345	—	—	—	345
Total	366	4	—	—	370
Total credit derivatives	$392	$238	$399	$1,257	$2,286
Credit-related notes:
Investment grade	$—	$—	$—	$572	$572
Non-investment grade	64	2	10	947	1,023
Total credit-related notes	$64	$2	$10	$1,519	$1,595
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$33,474	$75,731	$87,218	$16,822	$213,245
Non-investment grade	13,664	28,770	35,978	9,852	88,264
Total	47,138	104,501	123,196	26,674	301,509
Total return swaps/options:
Investment grade	30,961	1,061	77	—	32,099
Non-investment grade	36,128	364	27	5	36,524
Total	67,089	1,425	104	5	68,623
Total credit derivatives	$114,227	$105,926	$123,300	$26,679	$370,132

59 Bank of America

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
Credit-related Contingent Features and Collateral
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At June 30, 2021 and December 31, 2020, the Corporation held cash and securities collateral of $85.8 billion and $96.5 billion and posted cash and securities collateral of $76.9 billion and $88.6 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At June 30, 2021, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $2.6 billion, including $1.4 billion for Bank of America, National Association.
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At June 30, 2021 and December 31, 2020, the liability recorded for these derivative contracts was not significant.
The table below presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at June 30, 2021 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch. The table also presents derivative liabilities that would be subject to unilateral termination by counterparties upon downgrade of the Corporation's or certain subsidiaries' long-term senior debt ratings.

Additional Collateral Required to be Posted and Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at June 30, 2021

(Dollars in millions)	One incremental notch	Second incremental notch
Additional collateral required to be posted upon downgrade
Bank of America Corporation	$318	$786
Bank of America, N.A. and subsidiaries (1)	69	589

Derivative liabilities subject to unilateral termination upon downgrade
Derivative liabilities	$26	$480
Collateral posted	11	313
(1)Included in Bank of America Corporation collateral requirements in this table.
Valuation Adjustments on Derivatives
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for the three and six months ended June 30, 2021 and 2020. For more information on the valuation adjustments on derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

Valuation Adjustments Gains (Losses) on Derivatives (1)

	Three Months Ended June 30
(Dollars in millions)	2021	2020
Derivative assets (CVA)	$3	$276
Derivative assets/liabilities (FVA)	(33)	69
Derivative liabilities (DVA)	(31)	(256)

	Six Months Ended June 30
(Dollars in millions)	2021	2020
Derivative assets (CVA)	$158	$(508)
Derivative assets/liabilities (FVA)	15	(87)
Derivative liabilities (DVA)	(8)	158
(1)At June 30, 2021 and December 31, 2020, cumulative CVA reduced the derivative assets balance by $488 million and $646 million, cumulative FVA reduced the net derivatives balance by $162 million and $177 million, and cumulative DVA reduced the derivative liabilities balance by $301 million and $309 million.

Bank of America 60

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt securities, other debt securities carried at fair value and held-to-maturity (HTM) debt securities at June 30, 2021 and December 31, 2020.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	June 30, 2021
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$56,258	$1,696	$(65)	$57,889
Agency-collateralized mortgage obligations	4,111	123	(8)	4,226
Commercial	18,062	882	(25)	18,919
Non-agency residential (1)	829	33	(10)	852
Total mortgage-backed securities	79,260	2,734	(108)	81,886
U.S. Treasury and agency securities	158,691	1,906	(264)	160,333
Non-U.S. securities	17,165	4	(2)	17,167
Other taxable securities	2,873	48	—	2,921
Total taxable securities	257,989	4,692	(374)	262,307
Tax-exempt securities	15,529	347	(2)	15,874
Total available-for-sale debt securities	273,518	5,039	(376)	278,181
Other debt securities carried at fair value (2)	10,713	113	(94)	10,732
Total debt securities carried at fair value	284,231	5,152	(470)	288,913
Held-to-maturity debt securities
Agency mortgage-backed securities	547,508	6,040	(5,849)	547,699
U.S. Treasury and agency securities	94,353	327	(2,017)	92,663
Other taxable securities	9,573	246	(156)	9,663
Total held-to-maturity debt securities	651,434	6,613	(8,022)	650,025
Total debt securities (3,4)	$935,665	$11,765	$(8,492)	$938,938

	December 31, 2020
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$59,518	$2,370	$(39)	$61,849
Agency-collateralized mortgage obligations	5,112	161	(13)	5,260
Commercial	15,470	1,025	(4)	16,491
Non-agency residential (1)	899	127	(17)	1,009
Total mortgage-backed securities	80,999	3,683	(73)	84,609
U.S. Treasury and agency securities	114,157	2,236	(13)	116,380
Non-U.S. securities	14,009	15	(7)	14,017
Other taxable securities	2,656	61	(6)	2,711
Total taxable securities	211,821	5,995	(99)	217,717
Tax-exempt securities	16,417	389	(32)	16,774
Total available-for-sale debt securities	228,238	6,384	(131)	234,491
Other debt securities carried at fair value (2)	11,720	429	(39)	12,110
Total debt securities carried at fair value	239,958	6,813	(170)	246,601
Held-to-maturity debt securities
Agency mortgage-backed securities	414,289	9,768	(36)	424,021
U.S. Treasury and agency securities	16,084	—	(71)	16,013
Other taxable securities	7,906	327	(87)	8,146
Total held-to-maturity debt securities	438,279	10,095	(194)	448,180
Total debt securities (3, 4)	$678,237	$16,908	$(364)	$694,781

(1)At both June 30, 2021 and December 31, 2020, the underlying collateral type included approximately 37 percent prime, two percent Alt-A and 61 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 14 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $82.8 billion and $65.5 billion at June 30, 2021 and December 31, 2020.
(4)The Corporation held debt securities from Fannie Mae (FNMA) and Freddie Mac (FHLMC) that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $338.3 billion and $197.8 billion, and a fair value of $339.7 billion and $197.3 billion at June 30, 2021, and an amortized cost of $260.1 billion and $118.1 billion, and a fair value of $267.5 billion and $120.7 billion at December 31, 2020.
At June 30, 2021, the accumulated net unrealized gain on AFS debt securities, excluding the amount related to debt securities previously transferred to held to maturity, included in accumulated OCI was $3.5 billion, net of the related income tax expense of $1.2 billion. The Corporation had nonperforming AFS debt securities of $19 million and $20 million at June 30, 2021 and December 31, 2020.
At June 30, 2021 and December 31, 2020, the Corporation had $241.4 billion and $200.0 billion in AFS debt securities, which were primarily U.S. agency and U.S. Treasury securities that have a zero credit loss assumption. For the remaining $36.8 billion and $34.5 billion in AFS debt securities at June 30, 2021 and December 31, 2020, the amount of expected credit losses was insignificant. Substantially all of the

61 Bank of America

Corporation's HTM debt securities consist of U.S. agency and U.S. Treasury securities and have a zero credit loss assumption.
At June 30, 2021 and December 31, 2020, the Corporation held equity securities at an aggregate fair value of $616 million and $769 million and other equity securities, as valued under the measurement alternative, at a carrying value of $270 million and $240 million, both of which are included in other assets. At June 30, 2021 and December 31, 2020, the Corporation also held money market investments at a fair value of $1.5 billion and $1.6 billion, which are included in time deposits placed and other short-term investments.
In the three months ended June 30, 2021, sales of AFS securities were not significant. In the six months ended June 30, 2021, the Corporation recorded gross realized gains on the sales of AFS debt securities of $15 million and gross realized losses of $15 million. For the same periods in 2020, the Corporation recorded gross realized gains of $63 million and $379 million and gross realized losses of $1 million and $2 million, resulting in net gains of $62 million and $377 million, with $15 million and $94 million of income taxes attributable to the realized net gains on sales of these AFS debt securities.
The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at June 30, 2021 and December 31, 2020.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	June 30, 2021
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$11,555	$(41)	$1,114	$(24)	$12,669	$(65)
Agency-collateralized mortgage obligations	1,661	—	301	(8)	1,962	(8)
Commercial	1,535	(25)	2	—	1,537	(25)
Non-agency residential	498	—	158	(10)	656	(10)
Total mortgage-backed securities	15,249	(66)	1,575	(42)	16,824	(108)
U.S. Treasury and agency securities	56,061	(259)	695	(5)	56,756	(264)
Non-U.S. securities	—	—	105	(2)	105	(2)
Other taxable securities	291	—	56	—	347	—
Total taxable securities	71,601	(325)	2,431	(49)	74,032	(374)
Tax-exempt securities	11	—	185	(2)	196	(2)
Total AFS debt securities in a continuous unrealized loss position	$71,612	$(325)	$2,616	$(51)	$74,228	$(376)

	December 31, 2020
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$2,841	$(39)	$2	$—	$2,843	$(39)
Agency-collateralized mortgage obligations	187	(2)	364	(11)	551	(13)
Commercial	566	(4)	9	—	575	(4)
Non-agency residential	342	(9)	56	(8)	398	(17)
Total mortgage-backed securities	3,936	(54)	431	(19)	4,367	(73)
U.S. Treasury and agency securities	8,282	(9)	498	(4)	8,780	(13)
Non-U.S. securities	1,861	(6)	135	(1)	1,996	(7)
Other taxable securities	576	(2)	396	(4)	972	(6)
Total taxable securities	14,655	(71)	1,460	(28)	16,115	(99)
Tax-exempt securities	4,108	(29)	617	(3)	4,725	(32)
Total AFS debt securities in a continuous unrealized loss position	$18,763	$(100)	$2,077	$(31)	$20,840	$(131)

Bank of America 62

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at June 30, 2021 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the MBS or other asset-backed securities (ABS) are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$7	5.39%	$54	4.48%	$56,197	3.14%	$56,258	3.14%
Agency-collateralized mortgage obligations	—	—	—	—	21	2.50	4,090	2.92	4,111	2.92
Commercial	364	2.31	8,408	2.50	6,765	1.94	2,538	2.16	18,075	2.24
Non-agency residential	—	—	—	—	—	—	1,500	6.55	1,500	6.55
Total mortgage-backed securities	364	2.31	8,415	2.50	6,840	1.96	64,325	3.17	79,944	2.99
U.S. Treasury and agency securities	4,558	1.11	29,528	1.85	125,093	0.81	32	2.53	159,211	1.02
Non-U.S. securities	24,990	0.31	1,291	1.75	330	1.12	65	20.09	26,676	0.44
Other taxable securities	869	1.37	1,401	2.24	352	1.85	251	1.63	2,873	1.88
Total taxable securities	30,781	0.48	40,635	1.99	132,615	0.88	64,673	3.18	268,704	1.55
Tax-exempt securities	1,426	1.04	8,124	1.31	3,414	1.68	2,563	1.32	15,527	1.37
Total amortized cost of debt securities carried at fair value	$32,207	0.51	$48,759	1.88	$136,029	0.90	$67,236	3.11	$284,231	1.55
Amortized cost of HTM debt securities
Agency mortgage-backed securities	$—	—%	$—	—%	$—	—%	$547,508	2.18%	$547,508	2.18%
U.S. Treasury and agency securities	—	—	—	—	94,353	1.37	—	—	94,353	1.37
Other taxable securities	54	2.71	715	2.42	401	2.85	8,403	2.55	9,573	2.55
Total amortized cost of HTM debt securities	$54	2.71	$715	2.42	$94,754	1.38	$555,911	2.19	$651,434	2.07

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$6		$60		$57,823		$57,889
Agency-collateralized mortgage obligations	—		—		21		4,205		4,226
Commercial	369		8,884		7,050		2,629		18,932
Non-agency residential	—		—		6		1,579		1,585
Total mortgage-backed securities	369		8,890		7,137		66,236		82,632
U.S. Treasury and agency securities	4,582		30,758		125,479		33		160,852
Non-U.S. securities	24,930		1,304		334		66		26,634
Other taxable securities	873		1,431		361		256		2,921
Total taxable securities	30,754		42,383		133,311		66,591		273,039
Tax-exempt securities	1,431		8,284		3,552		2,607		15,874
Total debt securities carried at fair value	$32,185		$50,667		$136,863		$69,198		$288,913
Fair value of HTM debt securities
Agency mortgage-backed securities	$—		$—		$—		$547,699		$547,699
U.S. Treasury and agency securities	—		—		92,663		—		92,663
Other taxable securities	53		753		422		8,435		9,663
Total fair value of HTM debt securities	$53		$753		$93,085		$556,134		$650,025
(1)The weighted-average yield is computed based on a constant effective interest rate over the contractual life of each security. The average yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

63 Bank of America

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at June 30, 2021 and December 31, 2020.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	June 30, 2021
Consumer real estate
Residential mortgage	$1,130	$330	$1,549	$3,009	$211,315		$214,324
Home equity	141	70	343	554	29,915		30,469
Credit card and other consumer
Credit card	266	177	533	976	74,623		75,599
Direct/Indirect consumer (2)	125	45	17	187	96,716		96,903
Other consumer	—	—	—	—	172		172
Total consumer	1,662	622	2,442	4,726	412,741		417,467
Consumer loans accounted for under the fair value option (3)						$654	654
Total consumer loans and leases	1,662	622	2,442	4,726	412,741	654	418,121
Commercial
U.S. commercial	224	564	349	1,137	289,983		291,120
Non-U.S. commercial	87	24	107	218	97,932		98,150
Commercial real estate (4)	107	32	192	331	59,275		59,606
Commercial lease financing	87	27	53	167	15,601		15,768
U.S. small business commercial (5)	56	29	71	156	29,711		29,867
Total commercial	561	676	772	2,009	492,502		494,511
Commercial loans accounted for under the fair value option (3)						6,296	6,296
Total commercial loans and leases	561	676	772	2,009	492,502	6,296	500,807
Total loans and leases (6)	$2,223	$1,298	$3,214	$6,735	$905,243	$6,950	$918,928
Percentage of outstandings	0.24%	0.14%	0.35%	0.73%	98.51%	0.76%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $213 million and nonperforming loans of $157 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $97 million and nonperforming loans of $129 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $687 million. Consumer real estate loans current or less than 30 days past due includes $1.5 billion and direct/indirect consumer includes $48 million of nonperforming loans. For information on the Corporation's interest accrual policies and delinquency status for loan modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $46.4 billion, U.S. securities-based lending loans of $46.4 billion and non-U.S. consumer loans of $3.0 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $257 million and home equity loans of $397 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $4.4 billion and non-U.S. commercial loans of $1.9 billion. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $55.8 billion and non-U.S. commercial real estate loans of $3.8 billion.
(5)Includes Paycheck Protection Program loans.
(6)Total outstandings includes loans and leases pledged as collateral of $12.8 billion. The Corporation also pledged $153.0 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.

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
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $10.0 billion and $9.0 billion at June 30, 2021 and December 31, 2020, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured, and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
Commercial nonperforming loans decreased to $1.9 billion at June 30, 2021 from $2.2 billion at December 31, 2020. Consumer nonperforming loans increased to $3.0 billion at June 30, 2021 from $2.7 billion at December 31, 2020 driven by consumer real estate deferral activity.
The following table presents the Corporation’s nonperforming loans and leases including nonperforming troubled debt restructurings (TDRs), and loans accruing past due 90 days or more at June 30, 2021 and December 31, 2020. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

65 Bank of America

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More (1)
(Dollars in millions)	June 30 2021	December 31 2020	June 30 2021	December 31 2020
Residential mortgage (2)	$2,343	$2,005	$687	$762
With no related allowance (3)	2,019	1,378	—	—
Home equity (2)	651	649	—	—
With no related allowance (3)	423	347	—	—
Credit Card	n/a	n/a	533	903
Direct/indirect consumer	50	71	15	33
Total consumer	3,044	2,725	1,235	1,698
U.S. commercial	1,060	1,243	172	228
Non-U.S. commercial	275	418	19	10
Commercial real estate	404	404	—	6
Commercial lease financing	81	87	24	25
U.S. small business commercial	43	75	69	115
Total commercial	1,863	2,227	284	384
Total nonperforming loans	$4,907	$4,952	$1,519	$2,082
Percentage of outstanding loans and leases	0.54%	0.54%	0.17%	0.23%
(1)For information on the Corporation's interest accrual policies and delinquency status for loan modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
(2)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At June 30, 2021 and December 31, 2020 residential mortgage includes $501 million and $537 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $186 million and $225 million of loans on which interest was still accruing.
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
The following tables present certain credit quality indicators for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by class of financing receivables and year of origination for term loan balances at June 30, 2021, including revolving loans that converted to term loans without an additional credit decision after origination or through a TDR.

Bank of America 66

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of June 30, 2021	2021	2020	2019	2018	2017	Prior
Total Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$198,103	$44,858	$55,361	$30,311	$9,583	$14,423	$43,567
Greater than 90 percent but less than or equal to 100 percent	2,790	1,021	1,238	275	46	33	177
Greater than 100 percent	912	385	260	84	22	17	144
Fully-insured loans	12,519	2,134	3,913	1,512	279	280	4,401
Total Residential Mortgage	$214,324	$48,398	$60,772	$32,182	$9,930	$14,753	$48,289

Total Residential Mortgage
Refreshed FICO score
Less than 620	$2,539	$438	$507	$152	$121	$137	$1,184
Greater than or equal to 620 and less than 680	5,002	791	1,277	565	338	333	1,698
Greater than or equal to 680 and less than 740	23,440	4,246	6,688	3,267	1,398	1,763	6,078
Greater than or equal to 740	170,824	40,789	48,387	26,686	7,794	12,240	34,928
Fully-insured loans	12,519	2,134	3,913	1,512	279	280	4,401
Total Residential Mortgage	$214,324	$48,398	$60,772	$32,182	$9,930	$14,753	$48,289

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	June 30, 2021
Total Home Equity
Refreshed LTV
Less than or equal to 90 percent	$29,884	$1,857	$20,266	$7,761
Greater than 90 percent but less than or equal to 100 percent	236	98	62	76
Greater than 100 percent	349	125	86	138
Total Home Equity	$30,469	$2,080	$20,414	$7,975

Total Home Equity
Refreshed FICO score
Less than 620	$974	$246	$217	$511
Greater than or equal to 620 and less than 680	1,574	243	509	822
Greater than or equal to 680 and less than 740	5,027	517	2,559	1,951
Greater than or equal to 740	22,894	1,074	17,129	4,691
Total Home Equity	$30,469	$2,080	$20,414	$7,975
(1)Includes reverse mortgages of $1.4 billion and home equity loans of $717 million which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/ Indirect as of June 30, 2021	Revolving Loans	2021	2020	2019	2018	2017	Prior	Total Credit Card as of June 30, 2021	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$704	$15	$54	$107	$152	$115	$149	$112	$2,859	$2,692	$167
Greater than or equal to 620 and less than 680	2,031	16	528	502	402	212	201	170	8,293	8,087	206
Greater than or equal to 680 and less than 740	7,646	67	2,315	2,145	1,484	693	483	459	26,228	26,024	204
Greater than or equal to 740	36,196	101	8,352	10,544	8,439	4,046	2,384	2,330	38,219	38,170	49
Other internal credit metrics (2,3)	50,326	49,307	519	79	96	83	65	177	—	—	—
Total credit card and other consumer	$96,903	$49,506	$11,768	$13,377	$10,573	$5,149	$3,282	$3,248	$75,599	$74,973	$626
(1)Represents TDRs that were modified into term loans.
(2)Other internal credit metrics may include delinquency status, geography or other factors.
(3)Direct/indirect consumer includes $49.3 billion of securities-based lending which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at June 30, 2021.

67 Bank of America

Commercial – Credit Quality Indicators By Vintage (1, 2)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$277,504	$25,307	$25,782	$28,019	$13,523	$12,219	$27,464	$145,190
Reservable criticized	13,616	294	1,342	1,696	2,192	661	1,485	5,946
Total U.S. Commercial	$291,120	$25,601	$27,124	$29,715	$15,715	$12,880	$28,949	$151,136

Non-U.S. Commercial
Risk ratings
Pass rated	$94,717	$11,442	$11,854	$8,529	$5,739	$3,445	$3,071	$50,637
Reservable criticized	3,433	285	395	644	397	331	367	1,014
Total Non-U.S. Commercial	$98,150	$11,727	$12,249	$9,173	$6,136	$3,776	$3,438	$51,651

Commercial Real Estate
Risk ratings
Pass rated	$50,781	$4,669	$7,940	$13,339	$7,356	$4,183	$8,528	$4,766
Reservable criticized	8,825	162	1,025	2,403	2,030	1,179	1,481	545
Total Commercial Real Estate	$59,606	$4,831	$8,965	$15,742	$9,386	$5,362	$10,009	$5,311

Commercial Lease Financing
Risk ratings
Pass rated	$15,035	$1,090	$2,793	$2,896	$2,396	$2,194	$3,666	$—
Reservable criticized	733	122	71	155	106	72	207	—
Total Commercial Lease Financing	$15,768	$1,212	$2,864	$3,051	$2,502	$2,266	$3,873	$—

U.S. Small Business Commercial (3)
Risk ratings
Pass rated	$22,235	$9,756	$8,245	$1,124	$816	$702	$1,438	$154
Reservable criticized	696	4	49	145	131	98	264	5
Total U.S. Small Business Commercial	$22,931	$9,760	$8,294	$1,269	$947	$800	$1,702	$159
Total	$487,575	$53,131	$59,496	$58,950	$34,686	$25,084	$47,971	$208,257
(1) Excludes $6.3 billion of loans accounted for under the fair value option at June 30, 2021.
(2)     Includes $40 million of loans that converted from revolving to term loans.
(3)     Excludes U.S. Small Business Card loans of $6.9 billion. Refreshed FICO scores for this portfolio are $193 million for less than 620; $555 million for greater than or equal to 620 and less than 680; $1.8 billion for greater than or equal to 680 and less than 740; and $4.4 billion greater than or equal to 740.

Bank of America 68

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

69 Bank of America

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/Indirect as of December 31, 2020	Revolving Loans	2020	2019	2018	2017	2016	Prior	Total Credit Card as of December 31, 2020	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$959	$19	$111	$200	$175	$243	$148	$63	$4,018	$3,832	$186
Greater than or equal to 620 and less than 680	2,143	20	653	559	329	301	176	105	9,419	9,201	218
Greater than or equal to 680 and less than 740	7,431	80	2,848	2,015	1,033	739	400	316	27,585	27,392	193
Greater than or equal to 740	36,064	120	12,540	10,588	5,869	3,495	1,781	1,671	37,686	37,642	44
Other internal credit metrics (2, 3)	44,766	44,098	74	115	84	67	52	276	—	—	—
Total credit card and other consumer	$91,363	$44,337	$16,226	$13,477	$7,490	$4,845	$2,557	$2,431	$78,708	$78,067	$641
(1)Represents TDRs that were modified into term loans.
(2)Other internal credit metrics may include delinquency status, geography or other factors.
(3)Direct/indirect consumer includes $44.1 billion of securities-based lending which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at December 31, 2020.

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

Bank of America 70

During the six months ended June 30, 2021, commercial asset quality showed signs of stabilization as economic recovery gained momentum. Commercial reservable criticized utilized exposure decreased to $28.9 billion at June 30, 2021 from $38.7 billion (to 5.45 percent from 7.31 percent of total commercial reservable utilized exposure) at December 31, 2020, which was broad-based across industries.
Troubled Debt Restructurings
The Corporation has been entering into loan modifications with borrowers in response to the pandemic, most of which are not classified as TDRs, and therefore are not included in the following discussion. For more information on the criteria for classifying loans as TDRs, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
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
Consumer real estate loans of $343 million that have been discharged in Chapter 7 bankruptcy with no change in repayment terms and not reaffirmed by the borrower were included in TDRs at June 30, 2021, of which $99 million were classified as nonperforming and $61 million were loans fully insured.
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
At June 30, 2021 and December 31, 2020, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were not significant. Consumer real estate foreclosed properties totaled $93 million and $123 million at June 30, 2021 and December 31, 2020. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at June 30, 2021 was $1.1 billion. Although the Corporation has continued to pause formal loan foreclosure proceedings and foreclosure sales for occupied properties, during the six months ended June 30, 2021, the Corporation reclassified $20 million of consumer real estate loans completed or which were in process prior to the pause in foreclosures, to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
The table below presents the June 30, 2021 and 2020 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of consumer real estate loans that were modified in TDRs during the three and six months ended June 30, 2021 and 2020. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Consumer Real Estate – TDRs Entered into During the Three and Six Months Ended June 30, 2021 and 2020

	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (1)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (1)
(Dollars in millions)	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
Residential mortgage	$522	$466	3.53%	3.51%	$744	$667	3.51%	3.49%
Home equity	62	47	3.58	3.61	83	63	3.55	3.58
Total	$584	$513	3.53	3.52	$827	$730	3.52	3.50

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
Residential mortgage	$120	$103	4.22%	4.19%	$219	$185	4.10%	4.01%
Home equity	22	18	3.68	3.65	45	38	3.99	3.92
Total	$142	$121	4.14	4.11	$264	$223	4.08	3.99
(1)The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.

71 Bank of America

The table below presents the June 30, 2021 and 2020 carrying value for consumer real estate loans that were modified in a TDR during the three and six months ended June 30, 2021 and 2020, by type of modification.

Consumer Real Estate – Modification Programs

	TDRs Entered into During the
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020
Modifications under government programs	$1	$—	$3	$3
Modifications under proprietary programs	479	20	665	59
Loans discharged in Chapter 7 bankruptcy (1)	12	21	22	32
Trial modifications	21	80	40	129
Total modifications	$513	$121	$730	$223
(1)Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
The table below presents the carrying value of consumer real estate loans that entered into payment default during the three and six months ended June 30, 2021 and 2020 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification.

Consumer Real Estate – TDRs Entering Payment Default that were Modified During the Preceding 12 Months

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020
Modifications under government programs	$1	$2	$2	$8
Modifications under proprietary programs	33	5	45	19
Loans discharged in Chapter 7 bankruptcy (1)	2	4	5	11
Trial modifications (2)	6	12	12	30
Total modifications	$42	$23	$64	$68
(1)Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
(2)Includes trial modification offers to which the customer did not respond.
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
The table below provides information on the Corporation’s Credit Card and Other Consumer TDR portfolio including the June 30, 2021 and 2020 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of loans that were modified in TDRs during the three and six months ended June 30, 2021 and 2020.

Credit Card and Other Consumer – TDRs Entered into During the Three and Six Months Ended June 30, 2021 and 2020

	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate
(Dollars in millions)	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
Credit card	$62	$68	18.44%	4.24%	$137	$147	18.48%	4.53%
Direct/Indirect consumer	6	4	5.64	5.64	11	7	5.62	5.62
Total	$68	$72	17.75	4.31	$148	$154	17.87	4.58

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
Credit card	$57	$61	18.08%	5.15%	$144	$152	18.02%	5.24%
Direct/Indirect consumer	14	8	5.26	5.26	23	12	5.31	5.31
Total	$71	$69	16.61	5.16	$167	$164	17.07	5.25
(1)Includes accrued interest and fees.

Bank of America 72

The table below presents the June 30, 2021 and 2020 carrying value for Credit Card and Other Consumer loans that were modified in a TDR during the three and six months ended June 30, 2021 and 2020, by program type.

Credit Card and Other Consumer – TDRs by Program Type

	TDRs Entered into During the Three Months Ended June 30		TDRs Entered into During the Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020
Internal programs	$57	$43	$121	$109
External programs	13	18	29	43
Other	2	8	4	12
Total	$72	$69	$154	$164
Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for credit card and other consumer. Based on historical experience, the Corporation estimates that 11 percent of new credit card TDRs and 20 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification.
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
During the three and six months ended June 30, 2021, the carrying value of the Corporation’s commercial loans that were modified as TDRs was $320 million and $865 million compared to $789 million and $1.3 billion for the same periods in 2020. At June 30, 2021 and December 31, 2020, the Corporation had $1.9 billion and $1.7 billion of commercial TDRs with remaining commitments to lend additional funds to debtors of $343 million and $402 million. The balance of commercial TDRs in payment default was $149 million and $218 million at June 30, 2021 and December 31, 2020.
Loans Held-for-sale
The Corporation had LHFS of $8.3 billion and $9.2 billion at June 30, 2021 and December 31, 2020. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $18.2 billion and $11.1 billion for the six months ended June 30, 2021 and 2020. Cash used for originations and purchases of LHFS totaled approximately $17.0 billion and $9.2 billion for the six months ended June 30, 2021 and 2020.
Accrued Interest Receivable
Accrued interest receivable for loans and leases and loans held-for-sale at June 30, 2021 and December 31, 2020 was $2.3 billion and $2.4 billion and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During the three and six months ended June 30, 2021, the Corporation reversed $124 million and $282 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan.
For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during the three and six months ended June 30, 2021, the Corporation reversed $9 million and $17 million of interest and fee income at the time the loans were classified as nonperforming against the income statement line item in which it was originally recorded. For more information on the Corporation's nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

73 Bank of America

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
The June 30, 2021 estimate for allowance for credit losses was based on various economic outlooks that included consensus estimates, a downside scenario that assumed a significantly longer period until economic recovery, a tail risk scenario similar to the severely adverse scenario used in stress testing, a scenario to account for inflationary risk and higher interest rates and an upside scenario to reflect the continued improvement in the consensus outlooks. The weighted economic outlook assumed that the U.S. unemployment rate at the end of 2021 will be relatively consistent with the level as of June 2021, which was approximately six percent, and continue to decline to slightly above five percent by the end of 2022. Additionally, in this economic outlook, year-over-year U.S. gross domestic product is forecasted to grow at 4.5 percent, 1.9 percent and 2.1 percent in the fourth quarters of 2021, 2022 and 2023, respectively. The allowance for credit losses considered the impact of enacted government stimulus measures and continued to factor in the uncertainty resulting from the unprecedented nature of the current health crisis and risks that may prevent a full economic recovery.
The Corporation also factored into its allowance for credit losses an estimated impact from higher-risk segments that included leveraged loans and industries such as travel and entertainment, which have been adversely impacted by the effects of the pandemic, as well as the energy sector.
The allowance for credit losses at June 30, 2021 was $15.8 billion, a decrease of $4.9 billion compared to December 31, 2020. The decrease in the allowance for credit losses was primarily driven by an improved macroeconomic outlook. The decrease in the allowance for credit losses was comprised of a net decrease of $4.7 billion in the allowance for loan and lease losses and a $191 million decrease in the reserve for unfunded lending commitments. The decrease in the allowance for credit losses was attributed to $291 million in the consumer real estate portfolio, $2.4 billion in the credit card and other consumer portfolio, and $2.2 billion in the commercial portfolio.
Outstanding loans and leases excluding loans accounted for under the fair value option decreased $9.2 billion in the six months ended June 30, 2021, driven by consumer loans, which decreased $10.6 billion primarily due to a decline in consumer real estate due to prepayments in a low rate environment. However, outstanding commercial loans and leases, excluding small business, increased $8.0 billion during the six months ended June 30, 2021, primarily driven by Global Markets with most of the increase in investment grade exposures.
The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the following table.

Bank of America 74

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	Three Months Ended June 30, 2021
Allowance for loan and lease losses, April 1	$689	$7,946	$7,533	$16,168
Loans and leases charged off	(30)	(799)	(232)	(1,061)
Recoveries of loans and leases previously charged off	60	256	150	466
Net charge-offs	30	(543)	(82)	(595)
Provision for loan and lease losses	(122)	(568)	(790)	(1,480)
Other	—	—	2	2
Allowance for loan and lease losses, June 30	597	6,835	6,663	14,095
Reserve for unfunded lending commitments, April 1	124	—	1,705	1,829
Provision for unfunded lending commitments	(17)	—	(124)	(141)
Other	—	—	(1)	(1)
Reserve for unfunded lending commitments, June 30	107	—	1,580	1,687
Allowance for credit losses, June 30	$704	$6,835	$8,243	$15,782

	Three Months Ended June 30, 2020
Allowance for loan and lease losses, April 1	$808	$8,258	$6,700	$15,766
Loans and leases charged off	(27)	(985)	(447)	(1,459)
Recoveries of loans and leases previously charged off	61	217	35	313
Net charge-offs	34	(768)	(412)	(1,146)
Provision for loan and lease losses	(9)	2,632	2,152	4,775
Other	—	—	(6)	(6)
Allowance for loan and lease losses, June 30	833	10,122	8,434	19,389
Reserve for unfunded lending commitments, April 1	149	—	1,211	1,360
Provision for unfunded lending commitments	(8)	—	350	342
Reserve for unfunded lending commitments, June 30	141	—	1,561	1,702
Allowance for credit losses, June 30	$974	$10,122	$9,995	$21,091

(Dollars in millions)	Six Months Ended June 30, 2021
Allowance for loan and lease losses, January 1	$858	$9,213	$8,731	$18,802
Loans and leases charged off	(45)	(1,776)	(426)	(2,247)
Recoveries of loans and leases previously charged off	114	501	214	829
Net charge-offs	69	(1,275)	(212)	(1,418)
Provision for loan and lease losses	(329)	(1,104)	(1,858)	(3,291)
Other	(1)	1	2	2
Allowance for loan and lease losses, June 30	597	6,835	6,663	14,095
Reserve for unfunded lending commitments, January 1	137	—	1,741	1,878
Provision for unfunded lending commitments	(30)	—	(160)	(190)
Other	—	—	(1)	(1)
Reserve for unfunded lending commitments, June 30	107	—	1,580	1,687
Allowance for credit losses, June 30	$704	$6,835	$8,243	$15,782

	Six Months Ended June 30, 2020
Allowance for loan and lease losses, January 1	$440	$7,430	$4,488	$12,358
Loans and leases charged off	(62)	(2,106)	(729)	(2,897)
Recoveries of loans and leases previously charged off	108	454	67	629
Net charge-offs	46	(1,652)	(662)	(2,268)
Provision for loan and lease losses	342	4,344	4,614	9,300
Other	5	—	(6)	(1)
Allowance for loan and lease losses, June 30	833	10,122	8,434	19,389
Reserve for unfunded lending commitments, January 1	119	—	1,004	1,123
Provision for unfunded lending commitments	22	—	556	578
Other	—	—	1	1
Reserve for unfunded lending commitments, June 30	141	—	1,561	1,702
Allowance for credit losses, June 30	$974	$10,122	$9,995	$21,091
NOTE 6 Securitizations and Other Variable Interest Entities
The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at June 30, 2021 and December 31, 2020 in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation's maximum loss exposure at June 30, 2021 and December 31, 2020 resulting from its involvement with consolidated and unconsolidated VIEs in which the Corporation holds a variable interest. For more information on the Corporation's use of VIEs and related maximum loss exposure, see Note 1 – Summary of Significant Accounting Principles and Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
The Corporation invests in ABS issued by third-party VIEs with which it has no other form of involvement and enters into certain commercial lending arrangements that may also incorporate the use of VIEs, for example to hold collateral. These securities and loans are included in Note 4 – Securities or

75 Bank of America

Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses. In addition, the Corporation has used VIEs in connection with its funding activities.
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during the six months ended June 30, 2021 or the year ended December 31, 2020 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $968 million and $929 million at June 30, 2021 and December 31, 2020.
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
The table below summarizes select information related to first-lien mortgage securitizations for the three and six months ended June 30, 2021 and 2020.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency				Commercial Mortgage
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Proceeds from loan sales (1)	$1,652	$11,375	$2,895	$12,927	$2,175	$220	$2,840	$2,292
Gains on securitizations (2)	3	715	5	721	31	(1)	64	40
Repurchases from securitization trusts (3)	98	167	178	295	—	—	—	—
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
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $40 million and $73 million, net of hedges, during the three and six months ended June 30, 2021 compared to $34 million and $61 million for the same periods in 2020, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $138.7 billion and $183.4 billion at June 30, 2021 and 2020. Servicing fee and ancillary fee income on serviced loans was $104 million and $217 million during the three and six months ended June 30, 2021 compared to $124 million and $252 million for the same periods in 2020. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $2.1 billion and $2.2 billion at June 30, 2021 and December 31, 2020. For more information on MSRs, see Note 14 – Fair Value Measurements.

During the six months ended June 30, 2020, the Corporation completed the sale of $9.3 billion of consumer real estate loans through GNMA loan securitizations. As part of the securitizations, the Corporation retained $8.4 billion of mortgage-backed securities, which are classified as debt securities carried at fair value on the Consolidated Balance Sheet. Total gains on loan sales of $704 million were recorded in other income in the Consolidated Statement of Income.
The following table summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at June 30, 2021 and December 31, 2020.

Bank of America 76

First-lien Mortgage VIEs

	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	June 30 2021	December 31 2020	June 30 2021	December 31 2020	June 30 2021	December 31 2020	June 30 2021	December 31 2020	June 30 2021	December 31 2020
Unconsolidated VIEs
Maximum loss exposure (1)	$12,573	$13,477	$219	$250	$1,015	$1,031	$55	$46	$1,252	$1,169
On-balance sheet assets
Senior securities:
Trading account assets	$195	$152	$5	$2	$25	$8	$24	$12	$7	$60
Debt securities carried at fair value	6,260	7,588	87	103	651	676	31	33	—	—
Held-to-maturity securities	6,118	5,737	—	—	—	—	—	—	1,016	925
All other assets	—	—	6	6	28	26	—	1	57	50
Total retained positions	$12,573	$13,477	$98	$111	$704	$710	$55	$46	$1,080	$1,035
Principal balance outstanding (2)	$114,769	$133,497	$5,400	$6,081	$6,409	$6,691	$15,181	$16,554	$70,340	$59,268

Consolidated VIEs
Maximum loss exposure (1)	$1,080	$1,328	$17	$66	$23	$53	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$1,080	$1,328	$122	$350	$226	$260	$—	$—	$—	$—
All other assets	—	—	—	—	—	—	—	—	—	—
Total assets	$1,080	$1,328	$122	$350	$226	$260	$—	$—	$—	$—
Total liabilities	$—	$—	$105	$284	$203	$207	$—	$—	$—	$—
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
Other Asset-backed Securitizations
The table below summarizes select information related to home equity, credit card and other asset-backed VIEs in which the Corporation held a variable interest at June 30, 2021 and December 31, 2020.

Home Equity Loan, Credit Card and Other Asset-backed VIEs

	Home Equity (1)		Credit Card (2)		Resecuritization Trusts		Municipal Bond Trusts
(Dollars in millions)	June 30 2021	December 31 2020	June 30 2021	December 31 2020	June 30 2021	December 31 2020	June 30 2021	December 31 2020
Unconsolidated VIEs
Maximum loss exposure	$179	$206	$—	$—	$6,788	$8,543	$3,736	$3,507
On-balance sheet assets
Securities (3):
Trading account assets	$—	$—	$—	$—	$617	$948	$—	$—
Debt securities carried at fair value	1	2	—	—	2,282	2,727	—	—
Held-to-maturity securities	—	—	—	—	3,889	4,868	—	—
Total retained positions	$1	$2	$—	$—	$6,788	$8,543	$—	$—
Total assets of VIEs	$501	$609	$—	$—	$15,535	$17,250	$4,305	$4,042

Consolidated VIEs
Maximum loss exposure	$52	$58	$9,960	$14,606	$281	$217	$309	$1,030
On-balance sheet assets
Trading account assets	$—	$—	$—	$—	$284	$217	$269	$990
Loans and leases	183	218	14,468	21,310	—	—	—	—
Allowance for loan and lease losses	15	14	(1,059)	(1,704)	—	—	—	—
All other assets	3	4	1,063	1,289	—	—	40	40
Total assets	$201	$236	$14,472	$20,895	$284	$217	$309	$1,030
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—	$287	$432
Long-term debt	150	178	4,497	6,273	3	—	—	—
All other liabilities	—	—	15	16	—	—	—	—
Total liabilities	$150	$178	$4,512	$6,289	$3	$—	$287	$432
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
(2)At June 30, 2021 and December 31, 2020, loans and leases in the consolidated credit card trust included $3.0 billion and $7.6 billion of seller’s interest.
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

77 Bank of America

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
During the six months ended June 30, 2021, there were $1.0 billion of new senior debt securities issued to third-party investors from the credit card securitization trust. No new senior debt securities were issued to third-party investors from the credit card securitization trust during the six months ended June 30, 2020.
At June 30, 2021 and December 31, 2020, the Corporation held subordinate securities issued by the credit card securitization trust with a notional principal amount of $6.6 billion and $6.8 billion. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. There were $161 million of these subordinate securities issued by the credit card securitization trust during the six months ended June 30, 2021. No subordinate securities were issued by the credit card securitization trust during the six months ended June 30, 2020.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $5.9 billion and $14.7 billion of securities during the three and six months ended June 30, 2021 compared to $10.7 billion and $18.1 billion for the same periods in 2020. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. During the three and six months ended June 30, 2021 and 2020, resecuritization proceeds included securities with an initial fair value of $233 million and $519 million compared to $4.4 billion and $4.9 billion, of which substantially all of the securities in the current-year period were classified as trading account assets. Of the securities received as resecuritization proceeds during the three months ended June 30, 2020, $654 million, $2.1 billion and $1.7 billion were classified as trading account assets, debt securities carried at fair value and HTM securities, respectively. Of the securities received as resecuritization proceeds during the six months ended June 30, 2020, $1.2 billion, $2.1 billion and $1.7 billion were classified as trading account assets, debt securities carried at fair value and HTM securities, respectively. Substantially all of the trading account securities carried at fair value were categorized as Level 2 within the fair value hierarchy.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $3.7 billion and $3.5 billion at June 30, 2021 and December 31, 2020. The weighted-average remaining life of bonds held in the trusts at June 30, 2021 was 6.5 years. There were no significant write-downs or downgrades of assets or issuers during the six months ended June 30, 2021 and 2020.
Other Variable Interest Entities
The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at June 30, 2021 and December 31, 2020.

Other VIEs

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
(Dollars in millions)	June 30, 2021			December 31, 2020
Maximum loss exposure	$4,565	$24,829	$29,394	$4,106	$23,870	$27,976
On-balance sheet assets
Trading account assets	$2,437	$606	$3,043	$2,080	$623	$2,703
Debt securities carried at fair value	—	8	8	—	9	9
Loans and leases	2,319	182	2,501	2,108	184	2,292
Allowance for loan and lease losses	(3)	(8)	(11)	(3)	(3)	(6)
All other assets	28	23,541	23,569	54	22,553	22,607
Total	$4,781	$24,329	$29,110	$4,239	$23,366	$27,605
On-balance sheet liabilities
Short-term borrowings	$37	$—	$37	$22	$—	$22
Long-term debt	179	—	179	111	—	111
All other liabilities	—	5,972	5,972	—	5,658	5,658
Total	$216	$5,972	$6,188	$133	$5,658	$5,791
Total assets of VIEs	$4,781	$83,221	$88,002	$4,239	$77,984	$82,223
Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.

The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $2.7 billion and $2.3 billion at June 30, 2021 and December 31, 2020, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.

Bank of America 78

Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $256 million and $298 million at June 30, 2021 and December 31, 2020.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At June 30, 2021 and December 31, 2020, the Corporation’s consolidated investment VIEs had total assets of $764 million and $494 million. The Corporation also held investments in unconsolidated VIEs with total assets of $6.6 billion and $5.4 billion at June 30, 2021 and December 31, 2020. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $1.9 billion and $1.5 billion at June 30, 2021 and December 31, 2020 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $1.6 billion and $1.7 billion at June 30, 2021 and December 31, 2020. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
Tax Credit VIEs
The Corporation holds investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, wind and solar projects. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. The Corporation earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure included in the Other VIEs table was $22.8 billion and $22.0 billion at June 30, 2021 and December 31, 2020. The Corporation’s risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment.
The Corporation’s investments in affordable housing partnerships, which are reported in other assets on the Consolidated Balance Sheet, totaled $11.7 billion and $11.2 billion, including unfunded commitments to provide capital contributions of $5.3 billion and $5.0 billion, at June 30, 2021 and December 31, 2020. The unfunded commitments are expected to be paid over the next five years. The Corporation recognized tax credits and other tax benefits from investments in affordable housing partnerships of $334 million and $727 million and reported pretax losses in other income of $279 million and $555 million for the three and six months ended June 30, 2021. For the same periods in 2020, the Corporation recognized tax credits and other tax benefits of $342 million and $610 million and reported pretax losses in other income of $255 million and $527 million. These tax credits are recognized as part of the Corporation’s annual effective tax rate used to determine tax expense in a given quarter. The Corporation may be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant.
NOTE 7 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at June 30, 2021 and December 31, 2020. The reporting units utilized for goodwill impairment testing are the operating segments or one level below. The Corporation completed its annual goodwill impairment test as of June 30, 2021 and determined there was no impairment. For more information regarding the nature and accounting for the Corporation's annual goodwill impairment testing, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation's 2020 Annual Report on Form 10-K.

Goodwill

	June 30	December 31
(Dollars in millions)	2021	2020
Consumer Banking	$30,137	$30,123
Global Wealth & Investment Management	9,677	9,677
Global Banking (1)	24,027	23,969
Global Markets	5,182	5,182
Total goodwill	$69,023	$68,951
(1) Prior period has been revised to conform to current-period presentation.
Intangible Assets
At both June 30, 2021 and December 31, 2020, the net carrying value of intangible assets was $2.2 billion. At both June 30, 2021 and December 31, 2020, intangible assets included $1.6 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $20 million and $37 million for the three and six months ended June 30, 2021 compared to $16 million and $32 million for the same periods in 2020.
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

79 Bank of America

The table below presents the net investment in sales-type and direct financing leases at June 30, 2021 and December 31, 2020.

Net Investment (1)

	June 30	December 31
(Dollars in millions)	2021	2020
Lease receivables	$16,852	$17,627
Unguaranteed residuals	2,191	2,303
Total net investment in sales-type and direct financing leases	$19,043	$19,930
(1) In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $7.2 billion and $6.9 billion at June 30, 2021 and December 31, 2020.
The table below presents lease income for the three and six months ended June 30, 2021 and 2020.

Lease Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020
Sales-type and direct financing leases	$152	$175	$316	$372
Operating leases	223	236	454	479
Total lease income	$375	$411	$770	$851
Lessee Arrangements
The Corporation's lessee arrangements predominantly consist of operating leases for premises and equipment; the Corporation's financing leases are not significant.
The table below provides information on the right-of-use assets and lease liabilities at June 30, 2021 and December 31, 2020.

Lessee Arrangements

	June 30	December 31
(Dollars in millions)	2021	2020
Right-of-use asset	$10,030	$10,000
Lease liabilities	10,653	10,474
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

	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2021		2020		2021		2020
Federal funds sold and securities borrowed or purchased under agreements to resell
Average during period	$270,443	(0.06)%	$312,404	0.03%	$260,271	(0.04)%	$295,599	0.57%
Maximum month-end balance during period	278,300	n/a	451,179	n/a	278,300	n/a	451,179	n/a
Federal funds purchased and securities loaned or sold under agreements to repurchase
Average during period	$218,535	0.25%	$187,180	0.38%	$207,880	0.25%	$193,359	1.01%
Maximum month-end balance during period	218,628	n/a	194,870	n/a	218,628	n/a	206,493	n/a
Short-term borrowings
Average during period	21,600	(0.11)	25,901	0.12	20,639	(0.12)	26,166	0.88
Maximum month-end balance during period	23,333	n/a	27,315	n/a	23,333	n/a	30,118	n/a
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

The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at June 30, 2021 and December 31, 2020. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives.

Bank of America 80

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	June 30, 2021
Securities borrowed or purchased under agreements to resell (3)	$524,946	$(256,352)	$268,594	$(241,909)	$26,685
Securities loaned or sold under agreements to repurchase	$470,139	$(256,352)	$213,787	$(202,435)	$11,352
Other (4)	15,071	—	15,071	(15,071)	—
Total	$485,210	$(256,352)	$228,858	$(217,506)	$11,352

	December 31, 2020
Securities borrowed or purchased under agreements to resell (3)	$492,387	$(188,329)	$304,058	$(272,351)	$31,707
Securities loaned or sold under agreements to repurchase	$358,652	$(188,329)	$170,323	$(158,867)	$11,456
Other (4)	16,210	—	16,210	(16,210)	—
Total	$374,862	$(188,329)	$186,533	$(175,077)	$11,456
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
(3)Excludes repurchase activity of $20.1 billion and $14.7 billion reported in loans and leases on the Consolidated Balance Sheet at June 30, 2021 and December 31, 2020.
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

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	June 30, 2021
Securities sold under agreements to repurchase	$187,994	$164,693	$33,069	$44,846	$430,602
Securities loaned	34,167	11	1,226	4,133	39,537
Other	15,071	—	—	—	15,071
Total	$237,232	$164,704	$34,295	$48,979	$485,210

	December 31, 2020
Securities sold under agreements to repurchase	$158,400	$122,448	$32,149	$22,684	$335,681
Securities loaned	19,140	271	1,029	2,531	22,971
Other	16,210	—	—	—	16,210
Total	$193,750	$122,719	$33,178	$25,215	$374,862
(1)No agreements have maturities greater than three years.

81 Bank of America

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	June 30, 2021
U.S. government and agency securities	$231,210	$—	$—	$231,210
Corporate securities, trading loans and other	15,674	2,843	1,160	19,677
Equity securities	20,633	36,121	13,852	70,606
Non-U.S. sovereign debt	161,345	573	59	161,977
Mortgage trading loans and ABS	1,740	—	—	1,740
Total	$430,602	$39,537	$15,071	$485,210

	December 31, 2020
U.S. government and agency securities	$195,167	$5	$—	$195,172
Corporate securities, trading loans and other	8,633	1,628	1,217	11,478
Equity securities	14,752	21,125	14,931	50,808
Non-U.S. sovereign debt	113,142	213	62	113,417
Mortgage trading loans and ABS	3,987	—	—	3,987
Total	$335,681	$22,971	$16,210	$374,862
Restricted Cash
At June 30, 2021 and December 31, 2020, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $6.0 billion and $7.0 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with central banks to meet reserve requirements.
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
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.9 billion and $10.5 billion at June 30, 2021 and December 31, 2020. The carrying value of these commitments at June 30, 2021 and December 31, 2020, excluding commitments accounted for under the fair value option, was $1.7 billion and $1.9 billion, which primarily related to the reserve for unfunded lending commitments. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The following table includes the notional amount of commitments of $5.3 billion and $4.0 billion at June 30, 2021 and December 31, 2020 that are accounted for under the fair value option. However, the table excludes the cumulative net fair value for these commitments of $103 million and $99 million at June 30, 2021 and December 31, 2020, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

Bank of America 82

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	June 30, 2021
Notional amount of credit extension commitments
Loan commitments (1)	$103,361	$193,656	$155,834	$27,247	$480,098
Home equity lines of credit	762	3,807	10,119	26,286	40,974
Standby letters of credit and financial guarantees (2)	20,853	11,634	1,766	539	34,792
Letters of credit (3)	1,609	309	30	29	1,977
Legally binding commitments	126,585	209,406	167,749	54,101	557,841
Credit card lines (4)	394,052	—	—	—	394,052
Total credit extension commitments	$520,637	$209,406	$167,749	$54,101	$951,893

	December 31, 2020
Notional amount of credit extension commitments
Loan commitments (1)	$109,406	$171,887	$139,508	$16,091	$436,892
Home equity lines of credit	710	2,992	8,738	29,892	42,332
Standby letters of credit and financial guarantees (2)	19,962	12,038	2,397	1,257	35,654
Letters of credit (3)	886	197	25	27	1,135
Legally binding commitments	130,964	187,114	150,668	47,267	516,013
Credit card lines (4)	384,955	—	—	—	384,955
Total credit extension commitments	$515,919	$187,114	$150,668	$47,267	$900,968
(1)     At June 30, 2021 and December 31, 2020, $5.5 billion and $4.8 billion of these loan commitments were held in the form of a security.
(2)     The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $25.3 billion and $9.1 billion at June 30, 2021, and $25.0 billion and $10.2 billion at December 31, 2020. Amounts in the table include consumer SBLCs of $476 million and $500 million at June 30, 2021 and December 31, 2020.
(3)     At June 30, 2021 and December 31, 2020, included are letters of credit of $1.9 billion and $1.8 billion related to certain liquidity commitments of VIEs. For more information, see Note 6 – Securitizations and Other Variable Interest Entities.
(4)    Includes business card unused lines of credit.
Other Commitments
At June 30, 2021 and December 31, 2020, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $64 million and $93 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans of $430 million and $645 million, which upon settlement will be included in trading account assets.
At June 30, 2021 and December 31, 2020, the Corporation had commitments to purchase commodities, primarily liquefied natural gas, of $616 million and $582 million, which upon settlement will be included in trading account assets.
At June 30, 2021 and December 31, 2020, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $127.8 billion and $66.5 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $67.5 billion and $32.1 billion. These commitments generally expire within the next 12 months.
At June 30, 2021 and December 31, 2020, the Corporation had a commitment to originate or purchase up to $4.0 billion and $3.9 billion on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2022 and can be terminated with 12 months prior notice.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At both June 30, 2021 and December 31, 2020, the notional amount of these guarantees totaled $6.3 billion and $7.1 billion. At both June 30, 2021 and December 31, 2020, the Corporation’s maximum exposure related to these guarantees totaled $934 million and $1.1 billion, with estimated maturity dates between 2033 and 2039.
Merchant Services
The Corporation in its role as merchant acquirer or as a sponsor of other merchant acquirers may be held liable for any reversed charges that cannot be collected from the merchants, due to, among other things, merchant fraud or insolvency. If charges are properly reversed after a purchase and cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The ability to reverse a charge is primarily governed by the applicable regulatory and card network rules, which include, but are not limited to, the type of charge, type of payment used and time limits. For the six months ended June 30, 2021, the Corporation processed an aggregate purchase volume of $411.8 billion. The Corporation’s risk in this area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The Corporation’s reserves for contingent losses and the losses incurred related to the merchant processing activity were not significant. The Corporation continues to monitor its exposure in this area due to the potential economic impacts of the pandemic.
Representations and Warranties Obligations and Corporate Guarantees
For more information on representations and warranties obligations and corporate guarantees, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
The reserve for representations and warranties obligations and corporate guarantees was $1.2 billion and $1.3 billion at June 30, 2021 and December 31, 2020 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet and the related provision is included in other

83 Bank of America

income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of probable incurred losses, is based on its experience in previous negotiations, and is subject to judgment, a variety of assumptions, and known or unknown uncertainties. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity. See Litigation and Regulatory Matters below for the Corporation's combined range of possible loss in excess of the reserve for representations and warranties and the accrued liability for litigation.
Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $13.6 billion and $22.5 billion at June 30, 2021 and December 31, 2020.
Other Guarantees
The Corporation has entered into additional guarantee agreements and commitments, including sold risk participation swaps, liquidity facilities, lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, divested business commitments and sold put options that require gross settlement. The maximum potential future payments under these agreements are approximately $9.2 billion and $8.8 billion at June 30, 2021 and December 31, 2020. The estimated maturity dates of these obligations extend up to 2049. The Corporation has made no material payments under these guarantees. For more information on maximum potential future payments under VIE-related liquidity commitments, see Note 6 – Securitizations and Other Variable Interest Entities.
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
As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matter described below and the matters disclosed in the prior commitments and contingencies disclosure, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation-related expense of $55 million and $89 million was recognized for the three and six months ended June 30, 2021 compared to $57 million and $81 million for the same periods in 2020.
For any matter disclosed in this Note and in the prior commitments and contingencies disclosure, for which a loss in future periods is reasonably possible and estimable (whether in excess of an accrued liability or where there is no accrued liability) and for representations and warranties exposures, the Corporation’s estimated range of possible loss is $0 to $1.3 billion in excess of the accrued liability, if any, as of June 30, 2021.
The accrued liability and estimated range of possible loss are based upon currently available information and subject to significant judgment, a variety of assumptions and known and

Bank of America 84

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
Ambac Bond Insurance Litigation
Ambac v. Countrywide I
On May 11, 2021, the First Department, a New York State appellate court, affirmed the dismissal of Ambac’s fraudulent inducement claim.
LIBOR, Other Reference Rates, Foreign Exchange and Bond Trading Matters
On April 28, 2021, the European Commission concluded its investigation regarding trading by various financial institutions in sovereign, supranational, and agency bonds by issuing a fine in an amount not material to the Corporation.
On May 20, 2021, the European Commission concluded its investigation regarding trading by various financial institutions in European government bonds. Although it found that the respondent financial institutions violated European competition rules, it did not fine the Corporation because the conduct at issue occurred beyond the statute of limitations.
NOTE 11 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
July 21, 2021	September 3, 2021	September 24, 2021	$0.21
April 22, 2021	June 4, 2021	June 25, 2021	0.18
January 19, 2021	March 5, 2021	March 26, 2021	0.18
(1)In 2021, and through July 30, 2021.
During the three and six months ended June 30, 2021, the Corporation repurchased and retired 103 million and 204 million shares of common stock, which reduced shareholders’ equity by $4.2 billion and $7.7 billion.
During the six months ended June 30, 2021, in connection with employee stock plans, the Corporation issued 63 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 24 million shares of its common stock. At June 30, 2021, the Corporation had reserved 566 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
On July 21, 2021, the Board of Directors declared a quarterly common stock dividend of $0.21 per share.
Preferred Stock
During the three months ended March 31, 2021 and June 30, 2021, the Corporation declared $490 million and $260 million of cash dividends on preferred stock, or a total of $750 million for the six months ended June 30, 2021. Additionally, on April 25, 2021, the Corporation fully redeemed Series EE Preferred Stock for $900 million. For more information on the Corporation's preferred stock, including liquidation preference, dividend requirements and redemption period, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
NOTE 12 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for the six months ended June 30, 2021 and 2020.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2019	$323	$(1,494)	$(400)	$(4,168)	$(894)	$(6,633)
Net change	4,693	53	732	100	(107)	5,471
Balance, June 30, 2020	$5,016	$(1,441)	$332	$(4,068)	$(1,001)	$(1,162)

Balance, December 31, 2020	$5,122	$(1,992)	$426	$(4,266)	$(946)	$(1,656)
Net change	(1,090)	265	(699)	120	(3)	(1,407)
Balance, June 30, 2021	$4,032	$(1,727)	$(273)	$(4,146)	$(949)	$(3,063)
The following table presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for the six months ended June 30, 2021 and 2020.

85 Bank of America

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
	Six Months Ended June 30
(Dollars in millions)	2021			2020
Debt securities:
Net increase (decrease) in fair value	$(1,445)	$355	$(1,090)	$6,628	$(1,652)	$4,976
Net realized gains reclassified into earnings (1)	—	—	—	(377)	94	(283)
Net change	(1,445)	355	(1,090)	6,251	(1,558)	4,693
Debit valuation adjustments:
Net increase in fair value	336	(76)	260	63	(13)	50
Net realized losses reclassified into earnings (1)	7	(2)	5	4	(1)	3
Net change	343	(78)	265	67	(14)	53
Derivatives:
Net increase (decrease) in fair value	(820)	205	(615)	914	(222)	692
Reclassifications into earnings:
Net interest income	(84)	20	(64)	53	(13)	40
Compensation and benefits expense	(26)	6	(20)	—	—	—
Net realized (gains) losses reclassified into earnings	(110)	26	(84)	53	(13)	40
Net change	(930)	231	(699)	967	(235)	732
Employee benefit plans:
Net actuarial losses and other reclassified into earnings (2)	142	(22)	120	133	(33)	100
Net change	142	(22)	120	133	(33)	100
Foreign currency:
Net decrease in fair value	116	(119)	(3)	115	(222)	(107)
Net change	116	(119)	(3)	115	(222)	(107)
Total other comprehensive income (loss)	$(1,774)	$367	$(1,407)	$7,533	$(2,062)	$5,471
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.
NOTE 13 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for the three and six months ended June 30, 2021 and 2020 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share information)	2021	2020	2021	2020
Earnings per common share
Net income	$9,224	$3,533	$17,274	$7,543
Preferred stock dividends	(260)	(249)	(750)	(718)
Net income applicable to common shareholders	$8,964	$3,284	$16,524	$6,825
Average common shares issued and outstanding	8,620.8	8,739.9	8,660.4	8,777.6
Earnings per common share	$1.04	$0.38	$1.91	$0.78

Diluted earnings per common share
Net income applicable to common shareholders	$8,964	$3,284	$16,524	$6,825
Add preferred stock dividends due to assumed conversions	56	—	112	—
Net income allocated to common shareholders	$9,020	$3,284	$16,636	$6,825
Average common shares issued and outstanding	8,620.8	8,739.9	8,660.4	8,777.6
Dilutive potential common shares (1)	114.7	28.2	115.8	35.7
Total diluted average common shares issued and outstanding	8,735.5	8,768.1	8,776.2	8,813.3
Diluted earnings per common share	$1.03	$0.37	$1.90	$0.77
(1)Includes incremental dilutive shares from preferred stock, restricted stock units, restricted stock and warrants.
For the three and six months ended June 30, 2021, 62 million average dilutive potential common shares associated with the Series L preferred stock were included in the diluted share count under the “if-converted” method, whereas they were antidilutive for the three and six months ended June 30, 2020.
NOTE 14 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards and conducts a review of fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. During the six months ended June 30, 2021, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.

Bank of America 86

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
Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at June 30, 2021 and December 31, 2020, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

	June 30, 2021
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$1,450	$—	$—	$—	$1,450
Federal funds sold and securities borrowed or purchased under agreements to resell	—	163,344	—	—	163,344
Trading account assets:
U.S. Treasury and agency securities (2)	40,733	1,299	—	—	42,032
Corporate securities, trading loans and other	—	36,707	1,764	—	38,471
Equity securities	104,218	39,316	260	—	143,794
Non-U.S. sovereign debt	10,621	20,919	414	—	31,954
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed (2)	—	23,567	97	—	23,664
Mortgage trading loans, ABS and other MBS	—	10,417	1,401	—	11,818
Total trading account assets (3)	155,572	132,225	3,936	—	291,733
Derivative assets	17,487	331,302	3,312	(310,603)	41,498
AFS debt securities:
U.S. Treasury and agency securities	159,245	1,088	—	—	160,333
Mortgage-backed securities:
Agency	—	57,889	—	—	57,889
Agency-collateralized mortgage obligations	—	4,226	—	—	4,226
Non-agency residential	—	647	205	—	852
Commercial	—	18,919	—	—	18,919
Non-U.S. securities	—	17,156	11	—	17,167
Other taxable securities	—	2,847	74	—	2,921
Tax-exempt securities	—	15,823	51	—	15,874
Total AFS debt securities	159,245	118,595	341	—	278,181
Other debt securities carried at fair value:
U.S. Treasury and agency securities	518	—	—	—	518
Non-agency residential MBS	—	451	281	—	732
Non-U.S. and other securities	3,491	5,991	—	—	9,482
Total other debt securities carried at fair value	4,009	6,442	281	—	10,732
Loans and leases	—	6,093	857	—	6,950
Loans held-for-sale	—	1,944	263	—	2,207
Other assets (4)	10,034	3,119	1,775	—	14,928
Total assets (5)	$347,797	$763,064	$10,765	$(310,603)	$811,023
Liabilities
Interest-bearing deposits in U.S. offices	$—	$515	$—	$—	$515
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	165,781	—	—	165,781
Trading account liabilities:
U.S. Treasury and agency securities	22,888	289	—	—	23,177
Equity securities	47,288	4,358	—	—	51,646
Non-U.S. sovereign debt	17,404	9,074	—	—	26,478
Corporate securities and other	—	8,766	17	—	8,783
Total trading account liabilities	87,580	22,487	17	—	110,084
Derivative liabilities	16,945	330,062	6,196	(314,287)	38,916
Short-term borrowings	—	4,490	—	—	4,490
Accrued expenses and other liabilities	11,899	3,275	—	—	15,174
Long-term debt	—	29,301	1,060	—	30,361
Total liabilities (5)	$116,424	$555,911	$7,273	$(314,287)	$365,321
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes $23.7 billion of GSE obligations.
(3)Includes securities with a fair value of $8.6 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $2.1 billion that are accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(4)Includes MSRs of $976 million which are classified as Level 3 assets.
(5)Total recurring Level 3 assets were 0.36 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.26 percent of total consolidated liabilities.

87 Bank of America

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
(3)Includes securities with a fair value of $16.8 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $576 million that are accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(4)Includes MSRs of $1.0 billion which are classified as Level 3 assets.
(5)Total recurring Level 3 assets were 0.35 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.29 percent of total consolidated liabilities.

Bank of America 88

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2021 and 2020, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance April 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Three Months Ended June 30, 2021
Trading account assets:
Corporate securities, trading loans and other	$1,516	$38	$—	$185	$(110)	$—	$(116)	$306	$(55)	$1,764	$16
Equity securities	273	32	—	8	(26)	—	—	26	(53)	260	23
Non-U.S. sovereign debt	334	20	34	—	—	—	—	26	—	414	20
Mortgage trading loans, MBS and ABS	1,561	(10)	—	119	(274)	—	(28)	188	(58)	1,498	(10)
Total trading account assets	3,684	80	34	312	(410)	—	(144)	546	(166)	3,936	49
Net derivative assets (liabilities) (4)	(3,206)	5	—	211	(88)	—	36	(83)	241	(2,884)	(19)
AFS debt securities:
Non-agency residential MBS	284	1	3	—	—	—	(8)	—	(75)	205	—
Non-U.S. securities	13	(1)	—	—	—	—	(1)	—	—	11	—
Other taxable securities	73	—	1	—	—	—	—	—	—	74	—
Tax-exempt securities	98	3	—	—	—	—	—	—	(50)	51	3
Total AFS debt securities	468	3	4	—	—	—	(9)	—	(125)	341	3
Other debt securities carried at fair value – Non-agency residential MBS	260	3	—	—	—	—	(14)	32	—	281	3
Loans and leases (5,6)	793	34	—	—	—	60	(46)	16	—	857	34
Loans held-for-sale (5,6)	220	10	11	38	—	—	(23)	7	—	263	4
Other assets (6,7)	2,090	(153)	4	55	(144)	23	(100)	—	—	1,775	(117)
Trading account liabilities – Corporate securities and other	(16)	—	—	—	—	(1)	—	—	—	(17)	—
Long-term debt (5)	(1,028)	(67)	15	2	—	(2)	19	—	1	(1,060)	(66)

Three Months Ended June 30, 2020
Trading account assets:
Corporate securities, trading loans and other	$1,640	$(27)	$—	$64	$(42)	$—	$(42)	$147	$(192)	$1,548	$(27)
Equity securities	249	1	—	3	(23)	—	—	—	(36)	194	—
Non-U.S. sovereign debt	250	26	(10)	2	(11)	—	(9)	—	—	248	26
Mortgage trading loans, MBS and ABS	1,733	(22)	(1)	104	(229)	—	(21)	259	(87)	1,736	(36)
Total trading account assets	3,872	(22)	(11)	173	(305)	—	(72)	406	(315)	3,726	(37)
Net derivative assets (liabilities) (4)	(2,909)	(463)	—	137	(233)	—	(178)	252	51	(3,343)	(558)
AFS debt securities:
Non-agency residential MBS	524	(2)	4	23	—	—	(10)	5	(82)	462	(2)
Non-U.S. securities	1	—	—	—	—	—	—	4	—	5	—
Other taxable securities	68	—	—	—	(4)	—	—	1	—	65	—
Tax-exempt securities	100	(24)	1	—	—	—	—	265	(5)	337	(24)
Total AFS debt securities	693	(26)	5	23	(4)	—	(10)	275	(87)	869	(26)
Other debt securities carried at fair value – Non-agency residential MBS	269	43	—	—	—	—	(4)	150	(9)	449	43
Loans and leases (5,6)	558	47	—	32	(1)	22	(15)	98	—	741	46
Loans held-for-sale (5,6)	1,077	9	(5)	—	(81)	—	(30)	—	—	970	5
Other assets (6,7)	1,960	(68)	13	—	—	133	(128)	3	(2)	1,911	(91)
Trading account liabilities – Equity securities	(1)	—	—	—	—	—	—	—	—	(1)	—
Trading account liabilities – Corporate securities and other	(20)	4	—	(1)	—	—	1	—	—	(16)	—
Long-term debt (5)	(721)	(72)	(127)	—	—	(32)	14	(29)	11	(956)	(74)
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option.  Amounts include net unrealized gains (losses) of $67 million and $(126) million related to financial instruments still held at June 30, 2021 and 2020.
(4)Net derivative assets (liabilities) include derivative assets of $3.3 billion and $2.6 billion and derivative liabilities of $6.2 billion and $5.9 billion at June 30, 2021 and 2020.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

89 Bank of America

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Six Months Ended June 30, 2021
Trading account assets:
Corporate securities, trading loans and other	$1,359	$25	$—	$426	$(257)	$—	$(133)	$458	$(114)	$1,764	$(5)
Equity securities	227	22	—	53	(49)	—	—	78	(71)	260	14
Non-U.S. sovereign debt	354	20	12	2	—	—	—	26	—	414	23
Mortgage trading loans, ABS and other MBS	1,440	39	—	247	(495)	1	(64)	444	(114)	1,498	16
Total trading account assets	3,380	106	12	728	(801)	1	(197)	1,006	(299)	3,936	48
Net derivative assets (liabilities) (4)	(3,468)	291	—	349	(349)	—	183	(191)	301	(2,884)	192
AFS debt securities:
Non-agency residential MBS	378	(15)	(94)	—	—	—	(25)	36	(75)	205	(2)
Non-U.S. securities	18	(1)	—	—	—	—	(6)	—	—	11	—
Other taxable securities	71	—	(5)	8	—	—	—	—	—	74	—
Tax-exempt securities	176	17	—	—	—	—	—	—	(142)	51	16
Total AFS debt securities	643	1	(99)	8	—	—	(31)	36	(217)	341	14
Other debt securities carried at fair value – Non-agency residential MBS	267	2	—	—	—	—	(20)	32	—	281	2
Loans and leases (5,6)	717	104	—	—	—	70	(80)	46	—	857	111
Loans held-for-sale (5,6)	236	4	3	38	—	—	(40)	26	(4)	263	(5)
Other assets (6,7)	1,970	21	8	55	(145)	64	(205)	7	—	1,775	46
Trading account liabilities – Corporate securities and other	(16)	—	—	—	—	(1)	—	—	—	(17)	1
Long-term debt (5)	(1,164)	(18)	2	2	—	(2)	37	(32)	115	(1,060)	(34)

Six Months Ended June 30, 2020
Trading account assets:
Corporate securities, trading loans and other	$1,507	$(130)	$(1)	$280	$(132)	$8	$(74)	$384	$(294)	$1,548	$(122)
Equity securities	239	(25)	—	29	(34)	—	—	25	(40)	194	(23)
Non-U.S. sovereign debt	482	28	(63)	75	(59)	—	(19)	17	(213)	248	28
Mortgage trading loans, ABS and other MBS	1,553	(147)	(3)	466	(474)	—	(40)	492	(111)	1,736	(139)
Total trading account assets	3,781	(274)	(67)	850	(699)	8	(133)	918	(658)	3,726	(256)
Net derivative assets (liabilities) (4)	(2,538)	(117)	—	177	(381)	—	(166)	(276)	(42)	(3,343)	(500)
AFS debt securities:
Non-agency residential MBS	424	(5)	(9)	23	—	—	(22)	133	(82)	462	(5)
Non-U.S. securities	2	—	—	—	(1)	—	—	4	—	5	—
Other taxable securities	65	—	—	3	(4)	—	—	1	—	65	—
Tax-exempt securities	108	(34)	3	—	—	—	—	265	(5)	337	(33)
Total AFS debt securities	599	(39)	(6)	26	(5)	—	(22)	403	(87)	869	(38)
Other debt securities carried at fair value – Non-agency residential MBS	299	(6)	—	—	—	—	(8)	176	(12)	449	(29)
Loans and leases (5,6)	693	(72)	—	32	(1)	22	(31)	98	—	741	(36)
Loans held-for-sale (5,6)	375	—	(33)	—	(81)	691	(75)	93	—	970	(10)
Other assets (6,7)	2,360	(319)	(17)	—	1	153	(270)	5	(2)	1,911	(376)
Trading account liabilities – Equity securities	(2)	1	—	—	—	—	—	—	—	(1)	1
Trading account liabilities – Corporate securities and other	(15)	5	—	(7)	—	—	1	—	—	(16)	1
Long-term debt (5)	(1,149)	55	60	8	—	(45)	155	(52)	12	(956)	37
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized gains (losses) of $(5) million and $(40) million related to financial instruments still held at June 30, 2021 and 2020.
(4)Net derivative assets (liabilities) include derivative assets of $3.3 billion and $2.6 billion and derivative liabilities of $6.2 billion and $5.9 billion at June 30, 2021 and 2020.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

Bank of America 90

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at June 30, 2021 and December 31, 2020.

Quantitative Information about Level 3 Fair Value Measurements at June 30, 2021

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$1,237	Discounted cash flow, Market comparables	Yield	0% to 25%	6%
Trading account assets – Mortgage trading loans, ABS and other MBS	368		Prepayment speed	1% to 37% CPR	18% CPR
Loans and leases	383		Default rate	0% to 3% CDR	1% CDR
AFS debt securities – Non-agency residential	205		Price	$0 to $155	$96
Other debt securities carried at fair value – Non-agency residential	281		Loss severity	0% to 42%	14%
Instruments backed by commercial real estate assets	$440	Discounted cash flow	Yield	0% to 25%	4%
Trading account assets – Corporate securities, trading loans and other	266		Price	$0 to $101	$60
Trading account assets – Mortgage trading loans, ABS and other MBS	80
AFS debt securities, primarily other taxable securities	85
Loans held-for-sale	9
Commercial loans, debt securities and other	$3,741	Discounted cash flow, Market comparables	Yield	0% to 17%	9%
Trading account assets – Corporate securities, trading loans and other	1,498		Prepayment speed	10% to 20%	13%
Trading account assets – Non-U.S. sovereign debt	414		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, ABS and other MBS	1,050		Loss severity	35% to 40%	38%
AFS debt securities – Tax-exempt securities	51		Price	$0 to $156	$71
Loans and leases	474		Long-dated equity volatilities	44%	n/a
Loans held-for-sale	254
Other assets, primarily auction rate securities	$799	Discounted cash flow, Market comparables	Price	$10 to $96	$93
			Discount rate	8%	n/a

MSRs	$976	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 14 years	4 years
			Weighted-average life, variable rate (5)	0 to 10 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(1,060)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Yield	0% to 14%	12%
			Equity correlation	3% to 99%	74%
			Long-dated equity volatilities	4% to 61%	37%
			Price	$0 to $124	$87
			Natural gas forward price	$2/MMBtu to $6/MMBtu	$3 /MMBtu
Net derivative assets (liabilities)
Credit derivatives	$(108)	Discounted cash flow, Stochastic recovery correlation model	Credit spreads	1 to 375 bps	85 bps
			Upfront points	16 to 100 points	74 points
			Prepayment speed	15% CPR	n/a
			Default rate	2% CDR	n/a
			Credit correlation	21% to 60%	55%
			Price	$0 to $122	$63
Equity derivatives	$(1,440)	Industry standard derivative pricing (3)	Equity correlation	3% to 99%	74%
			Long-dated equity volatilities	4% to 60%	37%
Commodity derivatives	$(1,259)	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$2/MMBtu to $6/MMBtu	$3 /MMBtu
			Correlation	54% to 85%	74%
			Volatilities	27% to 51%	41%
Interest rate derivatives	$(77)	Industry standard derivative pricing (4)	Correlation (IR/IR)	(1)% to 90%	52%
			Correlation (FX/IR)	0% to 58%	19%
			Long-dated inflation rates	(8)% to 15%	6%
			Long-dated inflation volatilities	0% to 1%	1%
			Interest rate volatilities	0% to 2%	1%
Total net derivative assets (liabilities)	$(2,884)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 87: Trading account assets – Corporate securities, trading loans and other of $1.8 billion, Trading account assets – Non-U.S. sovereign debt of $414 million, Trading account assets – Mortgage trading loans, MBS and ABS of $1.5 billion, AFS debt securities of $341 million, Other debt securities carried at fair value - Non-agency residential of $281 million, Other assets, including MSRs, of $1.8 billion, Loans and leases of $857 million and LHFS of $263 million.
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

91 Bank of America

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
(2)The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 88: Trading account assets – Corporate securities, trading loans and other of $1.4 billion, Trading account assets – Non-U.S. sovereign debt of $354 million, Trading account assets – Mortgage trading loans, MBS and ABS of $1.4 billion, AFS debt securities of $643 million, Other debt securities carried at fair value - Non-agency residential of $267 million, Other assets, including MSRs, of $2.0 billion, Loans and leases of $717 million and LHFS of $236 million.
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

Bank of America 92

Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three and six months ended June 30, 2021 and 2020.

Assets Measured at Fair Value on a Nonrecurring Basis

	June 30, 2021		Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$1,105	$52	$9	$9
Loans and leases (1)	—	142	(24)	(37)
Foreclosed properties (2, 3)	—	3	—	(1)
Other assets	322	2,172	(67)	(470)

	June 30, 2020		Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Assets
Loans held-for-sale	$505	$1,119	$(37)	$(113)
Loans and leases (1)	—	186	(22)	(45)
Foreclosed properties (2, 3)	—	16	(5)	(8)
Other assets	187	6	(26)	(27)
(1)Includes $15 million and $18 million of losses on loans that were written down to a collateral value of zero during the three and six months ended June 30, 2021 compared to losses of $9 million and $18 million for the same periods in 2020.
(2)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
(3)Excludes $66 million and $124 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at June 30, 2021 and 2020.
The table below presents information about significant unobservable inputs utilized in the Corporation's nonrecurring Level 3 fair value measurements at June 30, 2021 and December 31, 2020.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	Six Months Ended June 30, 2021
Loans and leases (2)	$142	Market comparables	OREO discount	13% to 59%	24%
			Costs to sell	8% to 26%	9%
Other assets (3)	1,955	Discounted cash flow	Discount rate	7%	n/a
	211	Market comparables	Estimated appraisal value	n/a	n/a
	Year Ended December 31, 2020
Loans held-for-sale	$792	Discounted cash flow	Price	$8 to $99	$95
Loans and leases (2)	301	Market comparables	OREO discount	13% to 59%	24%
			Costs to sell	8% to 26%	9%
Other assets (4)	576	Discounted cash flow	Revenue attrition	2% to 19%	7%
			Discount rate	11% to 14%	12%
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
n/a = not applicable
NOTE 15 Fair Value Option
The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K. The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at June 30, 2021 and December 31, 2020, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and six months ended June 30, 2021 and 2020.

93 Bank of America

Fair Value Option Elections

	June 30, 2021			December 31, 2020
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$163,344	$163,314	$30	$108,856	$108,811	$45
Loans reported as trading account assets (1)	9,818	18,392	(8,574)	7,967	17,372	(9,405)
Trading inventory – other	24,322	n/a	n/a	22,790	n/a	n/a
Consumer and commercial loans	6,950	7,000	(50)	6,681	6,778	(97)
Loans held-for-sale (1)	2,207	3,128	(921)	1,585	2,521	(936)
Other assets	183	n/a	n/a	200	n/a	n/a
Long-term deposits	515	501	14	481	448	33
Federal funds purchased and securities loaned or sold under agreements to repurchase	165,781	165,790	(9)	135,391	135,390	1
Short-term borrowings	4,490	4,497	(7)	5,874	5,178	696
Unfunded loan commitments	103	n/a	n/a	99	n/a	n/a
Long-term debt	30,361	31,436	(1,075)	32,200	33,470	(1,270)
(1)A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

Gains (Losses) Related to Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended June 30
	2021			2020
(Dollars in millions)	Market making and similar activities	Other Income	Total	Market making and similar activities	Other Income	Total
Loans reported as trading account assets	$171	$—	$171	$314	$—	$314
Trading inventory – other (1)	2,304	—	2,304	3,343	—	3,343
Consumer and commercial loans	43	26	69	36	171	207
Loans held-for-sale (2)	—	23	23	—	58	58
Short-term borrowings	61	—	61	(283)	—	(283)
Unfunded loan commitments	—	(11)	(11)	—	46	46
Long-term debt (3)	(1,047)	(8)	(1,055)	(1,869)	(9)	(1,878)
Other (4)	(1)	(46)	(47)	(4)	—	(4)
Total	$1,531	$(16)	$1,515	$1,537	$266	$1,803

	Six Months Ended June 30
	2021			2020
Loans reported as trading account assets	$283	$—	$283	$(73)	$—	$(73)
Trading inventory – other (1)	1,574	—	1,574	550	—	550
Consumer and commercial loans	114	45	159	(47)	(187)	(234)
Loans held-for-sale (2)	—	11	11	—	45	45
Short-term borrowings	474	—	474	234	—	234
Unfunded loan commitments	—	(6)	(6)	—	(70)	(70)
Long-term debt (3)	(661)	(24)	(685)	(953)	(25)	(978)
Other (4)	11	(24)	(13)	9	(38)	(29)
Total	$1,795	$2	$1,797	$(280)	$(275)	$(555)
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
(4)    Includes gains (losses) on federal funds sold and securities borrowed or purchased under agreements to resell, other assets, long-term deposits and federal funds purchased and securities loaned or sold under agreements to repurchase.

Gains (Losses) Related to Borrower-specific Credit Risk for Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020
Loans reported as trading account assets	$121	$153	$187	$(236)
Consumer and commercial loans	19	153	32	(196)
Loans held-for-sale	4	(19)	(2)	(93)
Unfunded loan commitments	(11)	46	(6)	(70)

Bank of America 94

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
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at June 30, 2021 and December 31, 2020 are presented in the following table.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	June 30, 2021
Financial assets
Loans	$883,938	$50,383	$875,364	$925,747
Loans held-for-sale	8,277	7,489	788	8,277
Financial liabilities
Deposits (1)	1,909,142	1,909,132	—	1,909,132
Long-term debt	274,604	282,903	1,060	283,963
Commercial unfunded lending commitments (2)	1,790	103	6,259	6,362

	December 31, 2020
Financial assets
Loans	$887,289	$49,372	$877,682	$927,054
Loans held-for-sale	9,243	7,864	1,379	9,243
Financial liabilities
Deposits (1)	1,795,480	1,795,545	—	1,795,545
Long-term debt	262,934	271,315	1,164	272,479
Commercial unfunded lending commitments (2)	1,977	99	5,159	5,258
(1)    Includes demand deposits of $936.2 billion and $799.0 billion with no stated maturities at June 30, 2021 and December 31, 2020.
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
NOTE 17 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, Global Wealth & Investment Management, Global Banking and Global Markets, with the remaining operations recorded in All Other. For more information see Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s
2020 Annual Report on Form 10-K. The following tables present net income and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for the three and six months ended June 30, 2021 and 2020, and total assets at June 30, 2021 and 2020 for each business segment, as well as All Other.

95 Bank of America

Results of Business Segments and All Other

At and for the three months ended June 30	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2021	2020	2021	2020	2021	2020
Net interest income	$10,343	$10,976	$5,973	$5,991	$1,354	$1,378
Noninterest income	11,233	11,478	2,213	1,861	3,711	3,047
Total revenue, net of interest expense	21,576	22,454	8,186	7,852	5,065	4,425
Provision for credit losses	(1,621)	5,117	(697)	3,024	(62)	136
Noninterest expense	15,045	13,410	4,859	4,735	3,814	3,464
Income before income taxes	8,152	3,927	4,024	93	1,313	825
Income tax expense	(1,072)	394	986	23	322	202
Net income	$9,224	$3,533	$3,038	$70	$991	$623
Period-end total assets	$3,029,894	$2,741,688	$1,063,650	$929,193	$378,220	$334,190

	Global Banking		Global Markets		All Other
	2021	2020	2021	2020	2021	2020
Net interest income	$1,984	$2,363	$991	$1,297	$41	$(53)
Noninterest income	3,105	2,728	3,729	4,053	(1,525)	(211)
Total revenue, net of interest expense	5,089	5,091	4,720	5,350	(1,484)	(264)
Provision for credit losses	(831)	1,873	22	105	(53)	(21)
Noninterest expense	2,599	2,222	3,471	2,684	302	305
Income before income taxes	3,321	996	1,227	2,561	(1,733)	(548)
Income tax expense	897	269	319	666	(3,596)	(766)
Net income	$2,424	$727	$908	$1,895	$1,863	$218
Period-end total assets	$607,969	$586,078	$773,714	$652,068	$206,341	$240,159
(1)There were no material intersegment revenues.

Results of Business Segments and All Other

At and for the six months ended June 30	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2021	2020	2021	2020	2021	2020
Net interest income	$20,651	$23,250	$11,893	$12,853	$2,685	$2,949
Noninterest income	23,857	22,115	4,362	4,127	7,351	6,412
Total revenue, net of interest expense	44,508	45,365	16,255	16,980	10,036	9,361
Provision for credit losses	(3,481)	9,878	(1,314)	5,282	(127)	325
Noninterest expense	30,560	26,885	9,990	9,230	7,682	7,064
Income before income taxes	17,429	8,602	7,579	2,468	2,481	1,972
Income tax expense	155	1,059	1,857	605	608	483
Net income	$17,274	$7,543	$5,722	$1,863	$1,873	$1,489
Period-end total assets	$3,029,894	$2,741,688	$1,063,650	$929,193	$378,220	$334,190

	Global Banking		Global Markets		All Other
	2021	2020	2021	2020	2021	2020
Net interest income	$3,964	$4,975	$1,981	$2,449	$128	$24
Noninterest income	5,758	4,716	8,937	8,126	(2,551)	(1,266)
Total revenue, net of interest expense	9,722	9,691	10,918	10,575	(2,423)	(1,242)
Provision for credit losses	(1,957)	3,966	17	212	(100)	93
Noninterest expense	5,380	4,540	6,898	5,498	610	553
Income before income taxes	6,299	1,185	4,003	4,865	(2,933)	(1,888)
Income tax expense	1,701	320	1,041	1,265	(5,052)	(1,614)
Net income	$4,598	$865	$2,962	$3,600	$2,119	$(274)
Period-end total assets	$607,969	$586,078	$773,714	$652,068	$206,341	$240,159
(1)There were no material intersegment revenues

Bank of America 96

The tables below present noninterest income and the associated components for the three and six months ended June 30, 2021 and 2020 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Three Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020	2021	2020
Fees and commissions:
Card income
Interchange fees	$1,210	$830	$945	$645	$12	$8
Other card income	376	419	367	408	9	10
Total card income	1,586	1,249	1,312	1,053	21	18
Service charges
Deposit-related fees	1,557	1,299	851	706	18	14
Lending-related fees	317	263	—	—	—	—
Total service charges	1,874	1,562	851	706	18	14
Investment and brokerage services
Asset management fees	3,156	2,483	45	34	3,110	2,454
Brokerage fees	967	939	33	32	427	400
Total investment and brokerage services	4,123	3,422	78	66	3,537	2,854
Investment banking fees
Underwriting income	1,314	1,523	—	—	88	84
Syndication fees	401	230	—	—	—	—
Financial advisory services	407	406	—	—	—	—
Total investment banking fees	2,122	2,159	—	—	88	84
Total fees and commissions	9,705	8,392	2,241	1,825	3,664	2,970
Market making and similar activities	1,826	2,487	—	1	11	18
Other income (loss)	(298)	599	(28)	35	36	59
Total noninterest income	$11,233	$11,478	$2,213	$1,861	$3,711	$3,047

	Global Banking		Global Markets		All Other (1)
	Three Months Ended June 30
	2021	2020	2021	2020	2021	2020
Fees and commissions:
Card income
Interchange fees	$178	$65	$74	$111	$1	$1
Other card income	2	3	—	—	(2)	(2)
Total card income	180	68	74	111	(1)	(1)
Service charges
Deposit-related fees	641	524	45	45	2	10
Lending-related fees	259	214	58	50	—	(1)
Total service charges	900	738	103	95	2	9
Investment and brokerage services
Asset management fees	—	—	—	—	1	(5)
Brokerage fees	40	23	473	480	(6)	4
Total investment and brokerage services	40	23	473	480	(5)	(1)
Investment banking fees
Underwriting income	587	703	737	781	(98)	(45)
Syndication fees	210	133	191	97	—	—
Financial advisory services	376	345	31	61	—	—
Total investment banking fees	1,173	1,181	959	939	(98)	(45)
Total fees and commissions	2,293	2,010	1,609	1,625	(102)	(38)
Market making and similar activities	28	(15)	1,964	2,360	(177)	123
Other income (loss)	784	733	156	68	(1,246)	(296)
Total noninterest income	$3,105	$2,728	$3,729	$4,053	$(1,525)	$(211)
(1)All Other includes eliminations of intercompany transactions.

97 Bank of America

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020	2021	2020
Fees and commissions:
Card income
Interchange fees	$2,277	$1,622	$1,781	$1,289	$22	$16
Other card income	744	899	720	874	18	19
Total card income	3,021	2,521	2,501	2,163	40	35
Service charges
Deposit-related fees	3,052	2,926	1,682	1,701	36	32
Lending-related fees	614	539	—	—	—	—
Total service charges	3,666	3,465	1,682	1,701	36	32
Investment and brokerage services
Asset management fees	6,158	5,165	87	72	6,071	5,106
Brokerage fees	2,028	2,015	68	65	857	870
Total investment and brokerage services	8,186	7,180	155	137	6,928	5,976
Investment banking fees
Underwriting income	2,860	2,371	—	—	223	199
Syndication fees	701	501	—	—	—	—
Financial advisory services	807	675	—	—	—	—
Total investment banking fees	4,368	3,547	—	—	223	199
Total fees and commissions	19,241	16,713	4,338	4,001	7,227	6,242
Market making and similar activities	5,355	5,294	—	2	22	39
Other income (loss)	(739)	108	24	124	102	131
Total noninterest income	$23,857	$22,115	$4,362	$4,127	$7,351	$6,412

	Global Banking		Global Markets		All Other (1)
	Six Months Ended June 30
	2021	2020	2021	2020	2021	2020
Fees and commissions:
Card income
Interchange fees	$324	$184	$150	$132	$—	$1
Other card income	6	7	—	—	—	(1)
Total card income	330	191	150	132	—	—
Service charges
Deposit-related fees	1,243	1,095	87	80	4	18
Lending-related fees	504	438	110	102	—	(1)
Total service charges	1,747	1,533	197	182	4	17
Investment and brokerage services
Asset management fees	—	—	—	—	—	(13)
Brokerage fees	81	31	1,033	1,048	(11)	1
Total investment and brokerage services	81	31	1,033	1,048	(11)	(12)
Investment banking fees
Underwriting income	1,241	1,071	1,536	1,237	(140)	(136)
Syndication fees	371	279	330	222	—	—
Financial advisory services	733	592	74	83	—	—
Total investment banking fees	2,345	1,942	1,940	1,542	(140)	(136)
Total fees and commissions	4,503	3,697	3,320	2,904	(147)	(131)
Market making and similar activities	59	72	5,434	5,334	(160)	(153)
Other income (loss)	1,196	947	183	(112)	(2,244)	(982)
Total noninterest income	$5,758	$4,716	$8,937	$8,126	$(2,551)	$(1,266)
(1)All Other includes eliminations of intercompany transactions.

Bank of America 98

The table below presents a reconciliation of the four business segments' total revenue, net of interest expense, on an FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet.

Business Segment Reconciliations

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2021	2020	2021	2020
Segments’ total revenue, net of interest expense	$23,060	$22,718	$46,931	$46,607
Adjustments (1):
Asset and liability management activities	(154)	677	(44)	592
Liquidating businesses, eliminations and other	(1,330)	(941)	(2,379)	(1,834)
FTE basis adjustment	(110)	(128)	(221)	(272)
Consolidated revenue, net of interest expense	$21,466	$22,326	$44,287	$45,093
Segments’ total net income	7,361	3,315	15,155	7,817
Adjustments, net-of-tax (1):
Asset and liability management activities	(113)	521	(30)	444
Liquidating businesses, eliminations and other	1,976	(303)	2,149	(718)
Consolidated net income	$9,224	$3,533	$17,274	$7,543

			June 30
			2021	2020
Segments’ total assets			$2,823,553	$2,501,529
Adjustments (1):
Asset and liability management activities, including securities portfolio			1,250,633	1,002,652
Elimination of segment asset allocations to match liabilities			(1,111,500)	(829,129)
Other			67,208	66,636
Consolidated total assets			$3,029,894	$2,741,688
(1)Adjustments include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

99 Bank of America

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

Bank of America 100

Key Metrics
Active Digital Banking Users – Mobile and/or online users with activity at period end.
Active Mobile Banking Users – Mobile users with activity at period end.
Book Value – Ending common shareholders’ equity divided by ending common shares outstanding.
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
Return on Average Common Shareholders’ Equity – Net income applicable to common shareholders divided by average common shareholders’ equity.
Return on Average Shareholders’ Equity – Net income divided by average shareholders’ equity.
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

101 Bank of America

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents share repurchase activity for the three months ended June 30, 2021. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Buyback Authority Amounts (3)
April 1 - 30, 2021	24,756	$38.99	24,747	$24,102
May 1 - 31, 2021	35,799	41.76	35,798	22,703
June 1 - 30, 2021	42,129	41.52	42,128	21,067
Three months ended June 30, 2021	102,684	40.99	102,673
(1)Includes 10 thousand shares of the Corporation’s common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)On April 15, 2021, the Corporation announced the Board has authorized the repurchase of up to $25 billion of common stock over time. The Board also authorized repurchases to offset shares awarded under equity-based compensation plans. During the three months ended June 30, 2021, the Corporation repurchased 103 million shares, or $4.2 billion, of its common stock, including to offset shares awarded under the equity-based compensation plans. For more information, see Capital Management - CCAR and Capital Planning in the MD&A on page 22 and Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.
(3)Excludes repurchases to offset shares awarded under equity-based compensation plans.
The Corporation did not have any unregistered sales of equity securities during the three months ended June 30, 2021.

Bank of America 102

Item 6. Exhibits

Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended and in effect on the date hereof		10-K	3.1	2/24/21	1-6523

3.2	Amended and Restated Bylaws of the Corporation as in effect on the date hereof		10-Q	3.2	10/30/20	1-6523

10.1	Bank of America Corporation Equity Plan (formerly known as the Key Employee Equity Plan), as amended and restated effective April 20, 2021	1	8-K	10.1	4/22/21	1-6523

22	Subsidiary Issuers of Guaranteed Securities		10-K	22	2/24/21	1-6523

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	2

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	2

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	2

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	2

101.INS	Inline XBRL Instance Document	3

101.SCH	Inline XBRL Taxonomy Extension Schema Document	2

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	2

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	2

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	2

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	2

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Bank of America Corporation Registrant

Date:	July 30, 2021	/s/ Rudolf A. Bless
Rudolf A. Bless Chief Accounting Officer

103 Bank of America