Form 10-Q
period 2021-09-30
BANK OF AMERICA CORP /DE/
filed 2021-10-29
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
(704) 386-5681
Former name, former address and former fiscal year, if changed since last report:
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BAC	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrE	New York Stock Exchange
of Floating Rate Non-Cumulative Preferred Stock, Series E
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrB	New York Stock Exchange
of 6.000% Non-Cumulative Preferred Stock, Series GG
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrK	New York Stock Exchange
of 5.875% Non-Cumulative Preferred Stock, Series HH
7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L	BAC PrL	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrG	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 1

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrH	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 2
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrJ	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 4
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrL	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 5
Floating Rate Preferred Hybrid Income Term Securities of BAC Capital	BAC/PF	New York Stock Exchange
Trust XIII (and the guarantee related thereto)
5.63% Fixed to Floating Rate Preferred Hybrid Income Term Securities	BAC/PG	New York Stock Exchange
of BAC Capital Trust XIV (and the guarantee related thereto)
Income Capital Obligation Notes initially due December 15, 2066 of	MER PrK	New York Stock Exchange
Bank of America Corporation
Senior Medium-Term Notes, Series A, Step Up Callable Notes, due	BAC/31B	New York Stock Exchange
November 28, 2031 of BofA Finance LLC (and the guarantee
of the Registrant with respect thereto)
Depositary Shares, each representing a 1/1,000th interest in a share of	BAC PrM	New York Stock Exchange
5.375% Non-Cumulative Preferred Stock, Series KK
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrN	New York Stock Exchange
of 5.000% Non-Cumulative Preferred Stock, Series LL
Depositary Shares, each representing a 1/1,000th interest in a share of	BAC PrO	New York Stock Exchange
4.375% Non-Cumulative Preferred Stock, Series NN
Depositary Shares, each representing a 1/1,000th interest in a share of	BAC PrP	New York Stock Exchange
4.125% Non-Cumulative Preferred Stock, Series PP
Depositary Shares, each representing a 1/1,000th interest in a share of	BAC PrQ	New York Stock Exchange
4.250% Non-Cumulative Preferred Stock, Series QQ
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
Yes ☐ No ☑
On October 28, 2021, there were 8,184,084,032 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation and Subsidiaries
September 30, 2021
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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of the Corporation’s 2020 Annual Report on Form 10-K and in any of the Corporation’s subsequent Securities and Exchange Commission filings: the Corporation’s potential judgments, damages, penalties, fines and reputational damage resulting from pending or future litigation and regulatory investigations, proceedings and enforcement actions, including as a result of our participation in and execution of government programs related to the Coronavirus Disease 2019 (COVID-19) pandemic; the possibility that the Corporation's future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, and regulatory and government actions; the possibility that the Corporation could face increased claims from one or more parties involved in mortgage securitizations; the Corporation's ability to resolve representations and warranties repurchase and related claims; the risks related to the discontinuation of the London Interbank Offered Rate and other reference rates, including increased expenses and litigation and the effectiveness of hedging strategies; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates, inflation, currency exchange rates, economic conditions, trade policies and tensions, including tariffs, and potential geopolitical instability; the impact of the interest rate and inflationary environment on the Corporation’s business, financial condition and results of operations; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions and inflationary pressures on the economic recovery; the Corporation’s concentration of credit risk; the Corporation's ability to achieve its expense targets and expectations regarding revenue, net interest income, provision for credit losses, net charge-offs, effective tax rate, loan growth or other projections; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements, stress capital buffer requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of changes in or interpretations of income tax laws and regulations; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including, but not limited to, recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards, derivatives regulations and the Coronavirus Aid, Relief, and Economic Security Act and any similar or related rules and regulations; a failure or disruption in or breach of the Corporation’s operational or security systems or infrastructure, or those of third parties, including as a result of cyber-attacks or campaigns; the impact on the Corporation’s business, financial condition and results of operations from the United Kingdom's exit from the European Union; the impact of climate change; the ability to achieve environmental, social and governance goals and commitments; the impact of any future federal government shutdown and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary or regulatory policy; the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the COVID-19 pandemic and its impact on the U.S. and/or global financial market conditions and our business, results of operations, financial condition and prospects; the impact of natural disasters, extreme weather events, military conflict, terrorism or other geopolitical events; and other matters.
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
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At September 30, 2021, the Corporation had $3.1 trillion in assets and a headcount of approximately 209,000 employees.
As of September 30, 2021, we served clients through operations across the U.S., its territories and approximately 35 countries. Our retail banking footprint covers all major markets in the U.S., and we serve approximately 66 million consumer and small business clients with approximately 4,200 retail financial centers, approximately 17,000 ATMs, and leading digital banking platforms (www.bankofamerica.com) with approximately 41 million active users, including approximately 32 million active mobile users. We offer industry-leading support to approximately three million small business households. Our GWIM businesses, with client balances of $3.7 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
The Corporation’s website is www.bankofamerica.com, and the Investor Relations portion of our website is https://investor.bankofamerica.com. We use our website to distribute company information, including as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. We routinely post and make accessible financial and other information, including environmental, social and governance (ESG) information, regarding the Corporation on our website. Investors should monitor the Investor Relations portion of our website, in addition to our press releases, U.S. Securities and Exchange Commission (SEC) filings, public conference calls and webcasts. Notwithstanding the foregoing, the information contained on our website as referenced in this paragraph is not incorporated by reference into this Quarterly Report on Form 10-Q.
Recent Developments
Capital Management
In June 2021, the Board of Governors of the Federal Reserve System (Federal Reserve) notified BHCs of their 2021 Comprehensive Capital Analysis and Review (CCAR) stress test results, which included a preliminary stress capital buffer (SCB) that was finalized in August 2021. Based on our results, we are subject to a 2.5 percent SCB effective October 1, 2021 through September 30, 2022, unchanged from the prior level. Our minimum Basel 3 Common equity tier 1 (CET1) capital ratio requirement also remained unchanged at 9.5 percent.
On October 20, 2021, the Corporation announced that the Board of Directors (the Board) renewed the Corporation’s $25 billion common stock repurchase program previously announced in April 2021. The Board’s authorization replaces the previous program. As with the April authorization, the Board also authorized common stock repurchases to offset shares awarded under the Corporation’s equity-based compensation plans. The Board also declared a quarterly cash common stock dividend of $0.21 per share, payable on December 31, 2021 to shareholders of record as of December 3, 2021.
For more information on our capital resources and regulatory developments, see Capital Management on page 22.
Organizational Changes
During the third quarter of 2021, we announced certain changes to the Corporation’s senior management team. For more information, see the Corporation’s Current Reports on Form 8-K filed on August 26, September 10, September 14 and October 20, 2021.
COVID-19 Pandemic
The Coronavirus Disease 2019 (COVID-19) pandemic (the pandemic) has impacted the Corporation and may continue to do so, as uncertainty remains about the duration of the pandemic and the timing and strength of the global economic recovery. As the pandemic continues to evolve, we regularly evaluate protocols and processes in place to execute our business continuity plans. In conjunction with our efforts to support clients affected by the pandemic, we have cumulatively originated $35.4 billion in loans under the Paycheck Protection Program (PPP) with amounts outstanding of $8.4 billion and $15.7 billion at September 30, 2021 and June 30, 2021. For more information on PPP loans, see Commercial Portfolio Credit Risk Management on page 35.
The future direct and indirect impact of the pandemic on our businesses, results of operations and financial condition remains uncertain. Should current economic conditions deteriorate or if the pandemic worsens due to various factors, including through the spread of more easily communicable variants of COVID-19, such conditions could have an adverse effect on our businesses and results of operations and could adversely affect our financial condition.
For more information on the pandemic, see Executive Summary – Recent Developments – COVID-19 Pandemic in the MD&A and Item 1A. Risk Factors – Coronavirus Disease of the Corporation’s 2020 Annual Report on Form 10-K.
LIBOR and Other Benchmark Rates
Following the 2017 announcement by the U.K.’s Financial Conduct Authority (FCA) that it would no longer compel participating banks to submit rates for the London Interbank Offered Rate (LIBOR) after 2021, regulators, trade associations and financial industry working groups have identified recommended replacement rates for LIBOR, as well as other Interbank Offered Rates (IBORs), and have published recommended conventions to allow new and existing products to incorporate fallbacks or reference these alternative reference rates (ARRs). Additionally, as previously disclosed, the FCA announced the dates that all LIBOR benchmark settings currently published by the ICE Benchmark Administration will cease or become no longer representative of the underlying market the rates seek to measure (i.e., non-representative),

3 Bank of America

subject to the continued publication of certain non-representative LIBOR benchmark settings based on a modified calculation (i.e., on a “synthetic” basis).
The Corporation continues to execute its enterprise-wide IBOR transition program, and is particularly focused on contracts that reference certain IBORs that are expected to cease or become non-representative immediately after December 31, 2021. As of September 30, 2021, a significant majority of the Corporation’s notional contractual exposure to LIBOR currencies that will cease or become non-representative on December 31, 2021 has been remediated, and the Corporation is continuing to remediate the remaining exposure. For any residual exposure after the end of 2021, the Corporation is assessing and planning to leverage relevant contractual and statutory solutions to transition such exposure to ARRs, including the previously disclosed New York legislation adopted in April 2021 for contracts that are governed by New York law and have no fallback provisions or a fallback provision based on LIBOR. Additionally, as part of this transition program, the Corporation continues to decrease initiation of new U.S. dollar (USD) LIBOR-linked consumer and commercial loans that mature after June 30, 2023, subject to certain exceptions, and continues to increase the usage of ARRs in its USD consumer and commercial lending products and contracts. As previously disclosed, the Corporation has ceased initiation of GBP LIBOR-linked derivatives, subject to certain exceptions, and is prioritizing interdealer trading in the Secured Overnight Financing Rate (SOFR) rather than LIBOR for certain USD interest rate swaps in accordance with recommendations by the Commodity
Futures Trading Commission (CFTC). The Corporation continues to update its operational models, systems, processes and internal infrastructure.
While the Corporation continues to work towards meeting the regulatory and industry-wide recommended milestones on cessation of LIBOR, the market and client replacement of IBORs and adoption of ARRs continue to evolve and, as a result, could impact the ability of market participants and the Corporation to transition activity across or within categories of contracts, products, services and markets. Accordingly, the Corporation continues to monitor a variety of market scenarios as part of its transition efforts, including risks associated with insufficient preparation by individual market participants or the overall market ecosystem, ability of market participants to meet regulatory and industry-wide recommended milestones, development and adoption of SOFR, credit-sensitive and other rates, access and demand by clients and market participants to liquidity in certain products, including LIBOR products, and IBOR continuity. Furthermore, banking regulators in the U.S. and globally have increased regulatory scrutiny and intensified supervisory focus of financial institution LIBOR transition plans, preparations and readiness, including the use of credit-sensitive rates.
For more information on the expected replacement of LIBOR and other benchmark rates, see Executive Summary – Recent Developments – LIBOR and Other Benchmark Rates in the MD&A and Item 1A. Risk Factors – Other of the Corporation’s 2020 Annual Report on Form 10-K.
Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2021	2020	2021	2020
Income statement
Net interest income	$11,094	$10,129	$31,524	$33,107
Noninterest income	11,672	10,207	35,529	32,322
Total revenue, net of interest expense	22,766	20,336	67,053	65,429
Provision for credit losses	(624)	1,389	(4,105)	11,267
Noninterest expense	14,440	14,401	45,000	41,286
Income before income taxes	8,950	4,546	26,158	12,876
Income tax expense	1,259	(335)	1,193	452
Net income	7,691	4,881	24,965	12,424
Preferred stock dividends	431	441	1,181	1,159
Net income applicable to common shareholders	$7,260	$4,440	$23,784	$11,265

Per common share information
Earnings	$0.86	$0.51	$2.77	$1.29
Diluted earnings	0.85	0.51	2.75	1.28
Dividends paid	0.21	0.18	0.57	0.54
Performance ratios
Return on average assets (1)	0.99%	0.71%	1.12%	0.63%
Return on average common shareholders’ equity (1)	11.43	7.24	12.67	6.20
Return on average tangible common shareholders’ equity (2)	15.85	10.16	17.61	8.71
Efficiency ratio (1)	63.43	70.81	67.11	63.10
			September 30 2021	December 31 2020

Balance sheet
Total loans and leases			$927,736	$927,861
Total assets			3,085,446	2,819,627
Total deposits			1,964,804	1,795,480
Total liabilities			2,812,982	2,546,703
Total common shareholders’ equity			249,023	248,414
Total shareholders’ equity			272,464	272,924
(1)For definitions, see Key Metrics on page 102.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most closely related financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 48.

Bank of America 4

Net income was $7.7 billion and $25.0 billion, or $0.85 and $2.75 per diluted share, for the three and nine months ended September 30, 2021 compared to $4.9 billion and $12.4 billion, or $0.51 and $1.28 per diluted share, for the same periods in 2020. The increase in net income was due to improvement in the provision for credit losses and higher revenue, partially offset by higher noninterest expense.
Total assets increased $265.8 billion from December 31, 2020 to $3.1 trillion primarily due to the deployment of cash from continued deposit inflows into debt securities, as well as higher trading account assets due to an increase in inventory in Global Markets.
Total liabilities increased $266.3 billion from December 31, 2020 to $2.8 trillion primarily driven by an increase in deposits due to continued government stimulus measures as well as seasonally higher deposits, an increase in trading account liabilities resulting from higher levels of short positions in Global Markets and higher federal funds purchased and securities loaned or sold under agreements to repurchase due to client activity in Global Markets.
Shareholders’ equity decreased $460 million from December 31, 2020 primarily due to returns of capital to shareholders through common stock repurchases and common and preferred stock dividends, as well as market value decreases on debt securities and derivatives, partially offset by net income.
Net Interest Income
Net interest income increased $965 million to $11.1 billion, and decreased $1.6 billion to $31.5 billion for the three and nine months ended September 30, 2021 compared to the same periods in 2020. Net interest yield on a fully taxable-equivalent (FTE) basis decreased 4 basis points (bps) to 1.68 percent, and 30 bps to 1.66 percent for the same periods. The increase in net interest income for the three-month period was primarily due to deposit growth and related investment of liquidity and the accelerated recognition of capitalized loan fees due to PPP loan forgiveness, partially offset by lower loan balances. The decrease in the nine-month period was primarily driven by lower interest rates and loan balances, partially offset by higher balances of debt securities. For more information on net interest yield and the FTE basis, see Supplemental Financial Data on page 7, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 46.
Noninterest Income

Table 2	Noninterest Income

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2021	2020	2021	2020
Fees and commissions:
Card income		$1,583	$1,568	$4,604	$4,089
Service charges		1,928	1,817	5,594	5,282
Investment and brokerage services		4,236	3,623	12,422	10,803
Investment banking fees		2,168	1,769	6,536	5,316
Total fees and commissions		9,915	8,777	29,156	25,490
Market making and similar activities		2,005	1,689	7,360	6,983
Other income		(248)	(259)	(987)	(151)
Total noninterest income		$11,672	$10,207	$35,529	$32,322
Noninterest income increased $1.5 billion to $11.7 billion and increased $3.2 billion to $35.5 billion for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The following highlights the significant changes.
●    Card income increased $515 million for the nine-month period primarily driven by increased client activity and merchant services revenue.
●    Service charges increased $111 million and $312 million primarily due to increased client activity in the three-month period and higher treasury and credit service charges in the nine-month period.
●    Investment and brokerage services increased $613 million and $1.6 billion primarily driven by higher market valuations and assets under management (AUM) flows, partially offset by declines in AUM pricing.
●    Investment banking fees increased $399 million and $1.2 billion primarily due to higher advisory and debt issuance fees and increased equity issuance fees in the nine-month period.
●    Market making and similar activities increased $316 million and $377 million primarily driven by strong sales and trading performance in Equities. The increase in the nine-month period was partially offset by a weaker performance in Fixed Income, Currencies and Commodities (FICC), which benefited from market-related gains in the prior-year period.
●    Other income decreased $836 million for the nine-month period primarily due to a $704 million gain on sales of certain mortgage loans in the prior year, as well as higher partnership losses on tax credit investments.
Provision for Credit Losses
The provision for credit losses improved $2.0 billion to a benefit of $624 million and $15.4 billion to a benefit of $4.1 billion for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The benefit in the three-month period was primarily due to credit quality improvements. The benefit in the nine-month period was primarily driven by improvements in the macroeconomic outlook and credit quality. For more information on the provision for credit losses, see Allowance for Credit Losses on page 42.

5 Bank of America

Noninterest Expense

Table 3	Noninterest Expense

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2021	2020	2021	2020
Compensation and benefits		$8,714	$8,200	$27,103	$24,535
Occupancy and equipment		1,764	1,798	5,353	5,302
Information processing and communications		1,416	1,333	4,289	3,807
Product delivery and transaction related		987	930	2,940	2,518
Marketing		347	308	1,528	1,238
Professional fees		434	450	1,263	1,206
Other general operating		778	1,382	2,524	2,680
Total noninterest expense		$14,440	$14,401	$45,000	$41,286
Noninterest expense increased $39 million to $14.4 billion, and $3.7 billion to $45.0 billion for the three and nine months ended September 30, 2021 compared to the same periods in 2020. Noninterest expense in the three-month period was relatively flat, as higher revenue-related expenses were largely offset by lower litigation expense and COVID-19 related costs.
The increase in the nine-month period was primarily due to higher compensation and benefits expense, a contribution to the Bank of America Foundation, higher costs associated with processing transactional card claims related to state unemployment benefits and an impairment charge for real estate rationalization.
Income Tax Expense

Table 4	Income Tax Expense

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2021	2020	2021	2020
Income before income taxes		$8,950	$4,546	$26,158	$12,876
Income tax expense		1,259	(335)	1,193	452
Effective tax rate		14.1%	(7.4)%	4.6%	3.5%
Changes in the effective tax rates for the three and nine months ended September 30, 2021 compared to the same periods a year ago were driven by the impact of our recurring tax preference benefits on higher levels of pretax income and the impact of the 2020 U.K. tax law change. Also included in the nine months ended September 30, 2021 was the impact of the 2021 U.K. tax law change further discussed in this section. Our recurring tax preference benefits primarily consist of tax credits from ESG investments in affordable housing and renewable energy, aligning with our responsible growth strategy to address global sustainability challenges. Absent these tax credits and the impact of the U.K. tax law changes, the effective tax rate would have been approximately 25 percent for the three and nine months ended September 30, 2021 compared to 27 percent and 26 percent for the same periods a year ago.

On June 10, 2021, the U.K. enacted the 2021 Finance Act, which included an increase in the U.K. corporation income tax rate to 25 percent from 19 percent. This change is effective April 1, 2023 and unfavorably affects income tax expense on future U.K. earnings. As a result, during the nine months ended September 30, 2021, the Corporation recorded a write-up of U.K. net deferred tax assets of approximately $2.0 billion, with a corresponding positive income tax adjustment. This write-up is a reversal of previously recorded write-downs of net deferred tax assets for prior changes in the U.K. corporation income tax rate.

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
The aforementioned supplemental data and performance measures are presented in Table 5 on page 8.
For more information on the reconciliation of these non-GAAP financial measures to the corresponding GAAP financial measures, see Non-GAAP Reconciliations on page 48.
Key Performance Indicators
We present certain key financial and nonfinancial performance indicators (key performance indicators) that management uses when assessing our consolidated and/or segment results. We believe they are useful to investors because they provide additional information about our underlying operational performance and trends. These key performance indicators (KPIs) may not be defined or calculated in the same way as similar KPIs used by other companies. For information on how these metrics are defined, see Key Metrics on page 102.
Our consolidated key performance indicators, which include various equity and credit metrics, are presented in Table 1 on page 4 and Table 5 on page 8.
For information on key segment performance metrics, see Business Segment Operations on page 11.

7 Bank of America

Table 5	Selected Quarterly Financial Data

	2021 Quarters			2020 Quarters		Nine Months Ended September 30
(In millions, except per share information)	Third	Second	First	Fourth	Third	2021	2020
Income statement
Net interest income	$11,094	$10,233	$10,197	$10,253	$10,129	$31,524	$33,107
Noninterest income	11,672	11,233	12,624	9,846	10,207	35,529	32,322
Total revenue, net of interest expense	22,766	21,466	22,821	20,099	20,336	67,053	65,429
Provision for credit losses	(624)	(1,621)	(1,860)	53	1,389	(4,105)	11,267
Noninterest expense	14,440	15,045	15,515	13,927	14,401	45,000	41,286
Income before income taxes	8,950	8,042	9,166	6,119	4,546	26,158	12,876
Income tax expense	1,259	(1,182)	1,116	649	(335)	1,193	452
Net income	7,691	9,224	8,050	5,470	4,881	24,965	12,424
Net income applicable to common shareholders	7,260	8,964	7,560	5,208	4,440	23,784	11,265
Average common shares issued and outstanding	8,430.7	8,620.8	8,700.1	8,724.9	8,732.9	8,583.1	8,762.6
Average diluted common shares issued and outstanding	8,492.8	8,735.5	8,755.6	8,785.0	8,777.5	8,702.2	8,800.5
Performance ratios
Return on average assets (1)	0.99%	1.23%	1.13%	0.78%	0.71%	1.12%	0.63%
Four-quarter trailing return on average assets (2)	1.04	0.97	0.79	0.67	0.75	n/a	n/a
Return on average common shareholders’ equity (1)	11.43	14.33	12.28	8.39	7.24	12.67	6.20
Return on average tangible common shareholders’ equity (3)	15.85	19.90	17.08	11.73	10.16	17.61	8.71
Return on average shareholders’ equity (1)	11.08	13.47	11.91	8.03	7.26	12.15	6.24
Return on average tangible shareholders’ equity (3)	14.87	18.11	16.01	10.84	9.84	16.33	8.46
Total ending equity to total ending assets	8.83	9.15	9.23	9.68	9.82	8.83	9.82
Total average equity to total average assets	8.95	9.11	9.52	9.71	9.76	9.19	10.05
Dividend payout	24.10	17.25	20.68	30.11	35.36	20.43	41.90
Per common share data
Earnings	$0.86	$1.04	$0.87	$0.60	$0.51	$2.77	$1.29
Diluted earnings	0.85	1.03	0.86	0.59	0.51	2.75	1.28
Dividends paid	0.21	0.18	0.18	0.18	0.18	0.57	0.54
Book value (1)	30.22	29.89	29.07	28.72	28.33	30.22	28.33
Tangible book value (3)	21.69	21.61	20.90	20.60	20.23	21.69	20.23
Market capitalization	$349,841	$349,925	$332,337	$262,206	$208,656	$349,841	$208,656
Average balance sheet
Total loans and leases	$920,509	$907,900	$907,723	$934,798	$974,018
Total assets	3,076,452	3,015,113	2,879,221	2,791,874	2,739,684
Total deposits	1,942,705	1,888,834	1,805,747	1,737,139	1,695,488
Long-term debt	248,988	232,034	220,836	225,423	224,254
Common shareholders’ equity	252,043	250,948	249,648	246,840	243,896
Total shareholders’ equity	275,484	274,632	274,047	271,020	267,323
Asset quality
Allowance for credit losses (4)	$14,693	$15,782	$17,997	$20,680	$21,506
Nonperforming loans, leases and foreclosed properties (5)	4,831	5,031	5,299	5,116	4,730
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.43%	1.55%	1.80%	2.04%	2.07%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	279	287	313	380	431
Net charge-offs	$463	$595	$823	$881	$972
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.20%	0.27%	0.37%	0.38%	0.40%
Capital ratios at period end (6)
Common equity tier 1 capital	11.1%	11.5%	11.8%	11.9%	11.9%
Tier 1 capital	12.6	13.0	13.3	13.5	13.5
Total capital	14.7	15.1	15.6	16.1	16.1
Tier 1 leverage	6.6	6.9	7.2	7.4	7.4
Supplementary leverage ratio	5.6	5.9	7.0	7.2	6.9
Tangible equity (3)	6.7	7.0	7.0	7.4	7.4
Tangible common equity (3)	5.9	6.2	6.2	6.5	6.6
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets	27.7%	27.7%	26.8%	27.4%	26.9%
Total loss-absorbing capacity to supplementary leverage exposure	12.4	12.5	14.1	14.5	13.7
Eligible long-term debt to risk-weighted assets	14.4	14.1	13.0	13.3	12.9
Eligible long-term debt to supplementary leverage exposure	6.4	6.3	6.8	7.1	6.6
(1)For definitions, see Key Metrics on page 102.
(2)Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.
(3)Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 7 and Non-GAAP Reconciliations on page 48.
(4)Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.
(5)Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 34 and corresponding Table 25 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 39 and corresponding Table 32.
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 22.
n/a = not applicable

Bank of America 8

Table 6	Quarterly Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	Third Quarter 2021			Third Quarter 2020
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$240,054	$50	0.08%	$245,682	$10	0.02%
Time deposits placed and other short-term investments	6,419	4	0.24	7,686	(4)	(0.25)
Federal funds sold and securities borrowed or purchased under agreements to resell	270,094	6	0.01	384,221	55	0.06
Trading account assets	147,196	979	2.64	146,972	960	2.60
Debt securities	949,009	3,296	1.39	533,261	2,147	1.63
Loans and leases (2)
Residential mortgage	215,652	1,487	2.76	237,414	1,811	3.05
Home equity	30,069	263	3.47	37,897	284	2.99
Credit card	75,569	1,952	10.25	81,309	2,086	10.20
Direct/Indirect and other consumer (3)	98,148	578	2.34	89,559	593	2.63
Total consumer	419,438	4,280	4.06	446,179	4,774	4.26
U.S. commercial	323,659	2,315	2.84	343,533	2,165	2.51
Non-U.S. commercial	101,967	446	1.73	102,938	465	1.80
Commercial real estate (4)	59,881	378	2.51	63,262	393	2.47
Commercial lease financing	15,564	116	2.98	18,106	138	3.04
Total commercial	501,071	3,255	2.58	527,839	3,161	2.38
Total loans and leases	920,509	7,535	3.25	974,018	7,935	3.25
Other earning assets	120,734	567	1.86	83,086	497	2.39
Total earning assets	2,654,015	12,437	1.86	2,374,926	11,600	1.95
Cash and due from banks	30,101			32,714
Other assets, less allowance for loan and lease losses	392,336			332,044
Total assets	$3,076,452			$2,739,684
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$931,964	$79	0.03%	$842,987	$93	0.04%
Time and savings deposits	162,337	41	0.10	164,648	116	0.28
Total U.S. interest-bearing deposits	1,094,301	120	0.04	1,007,635	209	0.08
Non-U.S. interest-bearing deposits	84,098	13	0.06	75,485	18	0.09
Total interest-bearing deposits	1,178,399	133	0.04	1,083,120	227	0.08
Federal funds purchased, securities loaned or sold under agreements to repurchase, short-term borrowings and other interest-bearing liabilities	324,582	(41)	(0.05)	286,582	(24)	(0.03)
Trading account liabilities	56,496	285	2.00	39,689	212	2.13
Long-term debt	248,988	865	1.37	224,254	942	1.67
Total interest-bearing liabilities	1,808,465	1,242	0.27	1,633,645	1,357	0.33
Noninterest-bearing sources
Noninterest-bearing deposits	764,306			612,368
Other liabilities (5)	228,197			226,348
Shareholders’ equity	275,484			267,323
Total liabilities and shareholders’ equity	$3,076,452			$2,739,684
Net interest spread			1.59%			1.62%
Impact of noninterest-bearing sources			0.09			0.10
Net interest income/yield on earning assets (6)		$11,195	1.68%		$10,243	1.72%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 46.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes non-U.S. consumer loans of $2.9 billion for both the third quarter of 2021 and 2020.
(4)Includes U.S. commercial real estate loans of $56.0 billion and $59.6 billion, and non-U.S. commercial real estate loans of $3.9 billion and $3.7 billion for the third quarter of 2021 and 2020.
(5)Includes $29.6 billion and $34.2 billion of structured notes and liabilities for the third quarter of 2021 and 2020.
(6)Net interest income includes FTE adjustments of $101 million and $114 million for the third quarter of 2021 and 2020.

9 Bank of America

Table 7	Year-to-Date Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
	Nine Months Ended September 30
(Dollars in millions)	2021			2020
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$255,136	$106	0.06%	$230,265	$311	0.18%
Time deposits placed and other short-term investments	7,738	8	0.14	9,070	31	0.45
Federal funds sold and securities borrowed or purchased under agreements to resell	263,581	(43)	(0.02)	325,356	900	0.37
Trading account assets	148,205	2,831	2.55	149,002	3,247	2.91
Debt securities	878,437	8,875	1.36	491,664	7,477	2.05
Loans and leases (2)
Residential mortgage	216,239	4,514	2.78	239,623	5,678	3.16
Home equity	31,761	811	3.41	39,078	1,013	3.46
Credit card	74,383	5,775	10.38	87,302	6,690	10.24
Direct/Indirect and other consumer (3)	94,658	1,698	2.40	89,824	1,962	2.92
Total consumer	417,041	12,798	4.10	455,827	15,343	4.49
U.S. commercial (4)	322,773	6,415	2.66	349,616	7,601	2.90
Non-U.S. commercial (4)	96,445	1,284	1.78	110,096	1,781	2.16
Commercial real estate (5)	59,632	1,114	2.50	64,062	1,406	2.93
Commercial lease financing	16,200	356	2.94	18,872	427	3.02
Total commercial	495,050	9,169	2.48	542,646	11,215	2.76
Total loans and leases	912,091	21,967	3.22	998,473	26,558	3.55
Other earning assets	106,978	1,696	2.12	81,079	1,986	3.27
Total earning assets	2,572,166	35,440	1.84	2,284,909	40,510	2.37
Cash and due from banks	31,886			30,663
Other assets, less allowance for loan and lease losses	386,932			331,035
Total assets	$2,990,984			$2,646,607
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$912,547	$234	0.03%	$821,324	$898	0.15%
Time and savings deposits	161,156	132	0.11	175,275	658	0.50
Total U.S. interest-bearing deposits	1,073,703	366	0.05	996,599	1,556	0.21
Non-U.S. interest-bearing deposits	82,743	28	0.04	76,438	228	0.40
Total interest-bearing deposits	1,156,446	394	0.05	1,073,037	1,784	0.22
Federal funds purchased, securities loaned or sold under agreements to repurchase, short-term borrowings and other interest-bearing liabilities	312,826	(205)	(0.09)	295,483	1,024	0.46
Trading account liabilities	52,797	824	2.09	42,838	764	2.38
Long-term debt	234,056	2,581	1.48	218,766	3,445	2.10
Total interest-bearing liabilities	1,756,125	3,594	0.27	1,630,124	7,017	0.58
Noninterest-bearing sources
Noninterest-bearing deposits	723,151			524,994
Other liabilities (6)	236,982			225,427
Shareholders’ equity	274,726			266,062
Total liabilities and shareholders’ equity	$2,990,984			$2,646,607
Net interest spread			1.57%			1.79%
Impact of noninterest-bearing sources			0.09			0.17
Net interest income/yield on earning assets (7)		$31,846	1.66%		$33,493	1.96%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 46.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes non-U.S. consumer loans of $3.0 billion and $2.9 billion for the nine months ended September 30, 2021 and 2020.
(4)Certain prior-period amounts have been reclassified to conform to current-period presentation.
(5)Includes U.S. commercial real estate loans of $56.2 billion and $60.4 billion, and non-U.S. commercial real estate loans of $3.4 billion and $3.7 billion for the nine months ended September 30, 2021 and 2020.
(6)Includes $30.5 billion and $35.1 billion of structured notes and liabilities for the nine months ended September 30, 2021 and 2020.
(7)Net interest income includes FTE adjustments of $322 million and $386 million for the nine months ended September 30, 2021 and 2020.

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
Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
	Three Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020	2021	2020	% Change
Net interest income	$3,731	$3,245	$2,762	$2,645	$6,493	$5,890	10%
Noninterest income:
Card income	(7)	(4)	1,324	1,224	1,317	1,220	8
Service charges	935	837	—	—	935	837	12
All other income	56	84	37	8	93	92	1
Total noninterest income	984	917	1,361	1,232	2,345	2,149	9
Total revenue, net of interest expense	4,715	4,162	4,123	3,877	8,838	8,039	10

Provision for credit losses	53	59	194	420	247	479	(48)
Noninterest expense	2,725	2,937	1,833	1,905	4,558	4,842	(6)
Income before income taxes	1,937	1,166	2,096	1,552	4,033	2,718	48
Income tax expense	474	286	514	380	988	666	48
Net income	$1,463	$880	$1,582	$1,172	$3,045	$2,052	48

Effective tax rate (1)					24.5%	24.5%

Net interest yield	1.49%	1.52%	3.95%	3.35%	2.49	2.61
Return on average allocated capital	48	29	24	18	31	21
Efficiency ratio	57.75	70.60	44.48	49.13	51.56	60.24

Balance Sheet
	Three Months Ended September 30
Average	2021	2020	2021	2020	2021	2020	% Change
Total loans and leases	$4,387	$5,046	$276,993	$313,705	$281,380	$318,751	(12)%
Total earning assets (2)	991,186	849,190	277,491	314,079	1,034,471	896,867	15
Total assets (2)	1,026,811	886,406	283,631	316,107	1,076,236	936,112	15
Total deposits	993,624	853,452	7,141	7,547	1,000,765	860,999	16
Allocated capital	12,000	12,000	26,500	26,500	38,500	38,500	—
(1)Estimated at the segment level only.
(2)In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.

11 Bank of America

	Deposits		Consumer Lending		Total Consumer Banking
	Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020	2021	2020	% Change
Net interest income	$10,489	$10,491	$7,897	$8,252	$18,386	$18,743	(2)%
Noninterest income:
Card income	(19)	(15)	3,837	3,399	3,818	3,384	13
Service charges	2,615	2,537	2	1	2,617	2,538	3
All other income	151	244	121	111	272	355	(23)
Total noninterest income	2,747	2,766	3,960	3,511	6,707	6,277	7
Total revenue, net of interest expense	13,236	13,257	11,857	11,763	25,093	25,020	—

Provision for credit losses	174	328	(1,241)	5,433	(1,067)	5,761	(119)
Noninterest expense	8,789	8,532	5,759	5,542	14,548	14,074	3
Income before income taxes	4,273	4,397	7,339	788	11,612	5,185	124
Income tax expense	1,047	1,077	1,798	193	2,845	1,270	124
Net income	$3,226	$3,320	$5,541	$595	$8,767	$3,915	124

Effective tax rate (1)					24.5%	24.5%

Net interest yield	1.46%	1.76%	3.76%	3.51%	2.45	2.98
Return on average allocated capital	36	37	28	3	30	14
Efficiency ratio	66.40	64.36	48.57	47.11	57.97	56.25

Balance Sheet
	Nine Months Ended September 30
Average	2021	2020	2021	2020	2021	2020	% Change
Total loans and leases	$4,479	$5,264	$280,165	$313,820	$284,644	$319,084	(11)%
Total earning assets (2)	957,561	794,371	280,617	314,275	1,001,590	838,792	19
Total assets (2)	994,562	829,505	285,813	318,214	1,043,787	877,866	19
Total deposits	961,266	796,591	7,006	6,411	968,272	803,002	21
Allocated capital	12,000	12,000	26,500	26,500	38,500	38,500	—

Period end	September 30 2021	December 31 2020	September 30 2021	December 31 2020	September 30 2021	December 31 2020	% Change
Total loans and leases	$4,345	$4,673	$276,458	$295,261	$280,803	$299,934	(6)%
Total earning assets (2)	1,006,593	899,951	277,056	295,627	1,050,331	945,343	11
Total assets (2)	1,041,487	939,629	283,262	299,185	1,091,431	988,580	10
Total deposits	1,008,051	906,092	7,225	6,560	1,015,276	912,652	11
See page 11 for footnotes.
Consumer Banking, comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. For more information about Consumer Banking, see Business Segment Operations in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
Consumer Banking Results
Three-Month Comparison
Net income for Consumer Banking increased $993 million to $3.0 billion due to higher revenue, lower noninterest expense and lower provision for credit losses. Net interest income increased $603 million to $6.5 billion primarily due to the benefit of higher deposit balances, the allocation of asset and liability management (ALM) results and the recognition of capitalized loan fees due to PPP loan forgiveness, partially offset by lower residential mortgage and card balances. Noninterest income increased $196 million to $2.3 billion driven by higher service charges and card income due to increased client activity.
The provision for credit losses decreased $232 million to $247 million primarily due to credit quality improvements. Noninterest expense decreased $284 million to $4.6 billion primarily driven by lower COVID-19 related costs.
The return on average allocated capital was 31 percent, up from 21 percent, driven by higher net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 11.
Nine-Month Comparison
Net income for Consumer Banking increased $4.9 billion to $8.8 billion primarily due to lower provision for credit losses, partially offset by higher noninterest expense. Net interest income decreased $357 million to $18.4 billion primarily due to lower interest rates and loan balances and the allocation of ALM results, partially offset by the benefit of higher deposit balances and the recognition of capitalized loan fees due to PPP loan forgiveness. Noninterest income increased $430 million to $6.7 billion primarily due to the same factors as described in the three-month discussion.
The provision for credit losses improved $6.8 billion to a benefit of $1.1 billion primarily driven by reserve releases due to improvements in the macroeconomic outlook and credit quality. Noninterest expense increased $474 million to $14.5 billion primarily driven by an impairment charge for real estate rationalization, the contribution to the Bank of America Foundation, cost of increased client activity and continued investments for business growth, including the merchant services platform, partially offset by lower COVID-19 related costs.
The return on average allocated capital was 30 percent, up from 14 percent, driven by higher net income.

Bank of America 12

Deposits
Three-Month Comparison
Net income for Deposits increased $583 million to $1.5 billion primarily driven by higher revenue and lower noninterest expense. Net interest income increased $486 million to $3.7 billion primarily due to the benefit of higher deposit balances and the allocation of ALM results. Noninterest income increased $67 million to $984 million primarily driven by higher service charges due to increased client activity.
Noninterest expense decreased $212 million to $2.7 billion primarily driven by lower COVID-19 related costs.
Average deposits increased $140.2 billion to $993.6 billion primarily due to net inflows of $74.7 billion in checking and time deposits and $65.0 billion in traditional savings and money market savings driven by strong organic growth.
Nine-Month Comparison
Net income for Deposits decreased $94 million to $3.2 billion primarily due to higher noninterest expense, partially offset by lower provision for credit losses.
The provision for credit losses decreased $154 million to $174 million due to an improved macroeconomic outlook. Noninterest expense increased $257 million to $8.8 billion primarily driven by an impairment charge for real estate rationalization, and the cost of increased client activity and continued investments for business growth, partially offset by lower COVID-19 related costs.
Average deposits increased $164.7 billion to $961.3 billion primarily due to net inflows of $93.8 billion in checking and time deposits and $70.1 billion in traditional savings and money market savings driven by strong organic growth and continued government stimulus measures.
The table below provides key performance indicators for Deposits. Management uses these metrics, and we believe they are useful to investors because they provide additional information to evaluate our deposit profitability and digital/mobile trends.

Key Statistics – Deposits

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Total deposit spreads (excludes noninterest costs) (1)	1.68%	1.87%	1.70%	1.98%

Period End
Consumer investment assets (in millions) (2)			$353,280	$266,733
Active digital banking users (in thousands) (3)			40,911	39,267
Active mobile banking users (in thousands) (4)			32,455	30,601
Financial centers			4,215	4,309
ATMs			16,513	16,962
(1)Includes deposits held in Consumer Lending.
(2)Includes client brokerage assets, deposit sweep balances and AUM in Consumer Banking.
(3)Represents mobile and/or online active users over the past 90 days.
(4)Represents mobile active users over the past 90 days.
Consumer investment assets increased $86.5 billion to $353.3 billion driven by market performance and client flows. Active mobile banking users increased approximately two million, reflecting continuing changes in our customers’ banking preferences. We had a net decrease of 94 financial centers as we continue to optimize our consumer banking network.
Consumer Lending
Three-Month Comparison
Net income for Consumer Lending was $1.6 billion, an increase of $410 million, primarily due to higher revenue and lower provision for credit losses. Net interest income increased $117 million to $2.8 billion primarily driven by the recognition of capitalized loan fees due to PPP loan forgiveness. Noninterest income increased $129 million to $1.4 billion primarily driven by higher card income due to increased client activity.
The provision for credit losses decreased $226 million to $194 million primarily due to credit quality improvements. Noninterest expense decreased $72 million to $1.8 billion primarily driven by lower COVID-19 related costs.

Average loans decreased $36.7 billion to $277.0 billion primarily driven by a decline in residential mortgage, PPP and credit card loans.
Nine-Month Comparison
Net income for Consumer Lending was $5.5 billion, an increase of $4.9 billion, primarily due to improvement in the provision for credit losses. Net interest income declined $355 million to $7.9 billion primarily due to lower interest rates and loan balances. Noninterest income increased $449 million to $4.0 billion primarily due to the same factor as described in the three-month discussion.
The provision for credit losses improved $6.7 billion to a benefit of $1.2 billion primarily driven by reserve releases due to improvements in the macroeconomic outlook and credit quality. Noninterest expense increased $217 million to $5.8 billion primarily driven by continued investments for business growth, partially offset by lower COVID-19 related costs.
Average loans decreased $33.7 billion to $280.2 billion primarily driven by a decline in residential mortgage and credit card loans.

13 Bank of America

The table below provides key performance indicators for Consumer Lending. Management uses these metrics, and we believe they are useful to investors because they provide additional information about loan growth and profitability.

Key Statistics – Consumer Lending

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020
Total credit card (1)
Gross interest yield (2)	10.10%	10.16%	10.24%	10.21%
Risk-adjusted margin (3)	10.70	9.66	9.93	8.66
New accounts (in thousands)	1,049	487	2,654	1,991
Purchase volumes	$80,925	$64,060	$223,900	$182,133
Debit card purchase volumes	$119,680	$102,004	$349,492	$280,222
(1)Includes GWIM's credit card portfolio.
(2)Calculated as the effective annual percentage rate divided by average loans.
(3)Calculated as the difference between total revenue, net of interest expense, and net credit losses divided by average loans.
During the three and nine months ended September 30, 2021, the total risk-adjusted margin increased 104 bps and 127 bps primarily driven by lower net credit losses, higher net interest margin, and higher fee income. During the three and nine months ended September 30, 2021, total credit card purchase volumes increased $16.9 billion to $80.9 billion, and $41.8 billion to $223.9 billion as spending continued to recover, with improvements across all categories, primarily in retail and travel. During the three and nine months ended September 30, 2021, debit card purchase volumes increased $17.7 billion to $119.7 billion, and $69.3 billion to $349.5 billion due to continued retail growth from the pandemic recovery, as well as the impact of government stimulus measures, and tax refunds.

Key Statistics – Residential Mortgage Loan Production (1)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020
Consumer Banking:
First mortgage	$12,510	$7,298	$33,194	$35,228
Home equity	1,262	738	2,579	6,555
Total (2):
First mortgage	$21,232	$13,360	$56,731	$55,422
Home equity	1,523	984	3,192	7,691
(1)The loan production amounts represent the unpaid principal balance of loans and, in the case of home equity, the principal amount of the total line of credit.
(2)In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations for Consumer Banking and the total Corporation increased $5.2 billion and $7.9 billion during the three months ended September 30, 2021 primarily due to higher demand driven by lower interest rates. During the nine months ended September 30, 2021, Consumer Banking decreased $2.0 billion and the total Corporation increased $1.3 billion, primarily driven by changes in demand.
Home equity production in Consumer Banking and for the total Corporation increased $524 million and $539 million during the three months ended September 30, 2021 primarily driven by higher demand. Consumer Banking and the total Corporation decreased $4.0 billion and $4.5 billion during the nine months ended September 30, 2021, primarily driven by lower demand due to increased borrower liquidity.

Bank of America 14

Global Wealth & Investment Management

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Net interest income	$1,451	$1,237	17%	$4,137	$4,186	(1)%
Noninterest income:
Investment and brokerage services	3,683	3,105	19	10,610	9,081	17
All other income	176	204	(14)	599	640	(6)
Total noninterest income	3,859	3,309	17	11,209	9,721	15
Total revenue, net of interest expense	5,310	4,546	17	15,346	13,907	10

Provision for credit losses	(58)	24	n/m	(185)	349	n/m
Noninterest expense	3,745	3,533	6	11,425	10,596	8
Income before income taxes	1,623	989	64	4,106	2,962	39
Income tax expense	398	242	64	1,006	726	39
Net income	$1,225	$747	64	$3,100	$2,236	39

Effective tax rate	24.5%	24.5%		24.5%	24.5%

Net interest yield	1.54	1.53		1.51	1.81
Return on average allocated capital	30	20		25	20
Efficiency ratio	70.51	77.70		74.45	76.19

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2021	2020	% Change	2021	2020	% Change
Total loans and leases	$199,664	$185,587	8%	$194,090	$182,138	7%
Total earning assets	373,691	321,410	16	367,239	309,240	19
Total assets	386,346	333,794	16	379,802	321,565	18
Total deposits	339,357	291,845	16	333,119	280,828	19
Allocated capital	16,500	15,000	10	16,500	15,000	10

				September 30	December 31
Period end				2021	2020	% Change
Total loans and leases				$202,268	$188,562	7%
Total earning assets				380,857	356,873	7
Total assets				393,708	369,736	6
Total deposits				345,590	322,157	7
n/m = not meaningful
GWIM consists of two primary businesses: Merrill Lynch Global Wealth Management (MLGWM) and Bank of America Private Bank. For more information about GWIM, see Business Segment Operations in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
Three-Month Comparison
Net income for GWIM increased $478 million to $1.2 billion primarily driven by higher revenue, partially offset by higher noninterest expense. The operating margin was 31 percent compared to 22 percent a year ago.
Net interest income increased $214 million to $1.5 billion primarily due to the benefits of loan and deposit growth.
Noninterest income, which primarily includes investment and brokerage services income, increased $550 million to $3.9 billion primarily due to higher market valuations and positive AUM flows, partially offset by declines in AUM pricing.
The provision for credit losses improved $82 million to a benefit of $58 million primarily due to credit quality improvements. Noninterest expense increased $212 million to $3.7 billion primarily driven by higher revenue-related incentives.
The return on average allocated capital was 30 percent, up from 20 percent, due to higher net income, partially offset by an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 11.
Average loans increased $14.1 billion to $199.7 billion primarily driven by securities-based lending, custom lending and residential mortgage. Average deposits increased $47.5 billion to $339.4 billion primarily driven by inflows from new accounts and client responses to market volatility.
MLGWM revenue of $4.5 billion increased 19 percent primarily driven by the benefits of higher market valuations and positive AUM flows.
Bank of America Private Bank revenue of $839 million increased five percent primarily driven by the benefits of higher market valuations and AUM flows, partially offset by the realignment of certain business results to MLGWM.
Nine-Month Comparison
Net income for GWIM increased $864 million to $3.1 billion due to the same factors as described in the three-month discussion. The operating margin was 27 percent compared to 21 percent a year ago.
Net interest income decreased $49 million to $4.1 billion due to lower interest rates, partially offset by the benefits of deposit and loan growth.
Noninterest income, which primarily includes investment and brokerage services income, increased $1.5 billion to $11.2 billion due to the same factors as described in the three-month discussion.
The provision for credit losses improved $534 million to a benefit of $185 million primarily due to improvements in the macroeconomic outlook and credit quality. Noninterest expense increased $829 million to $11.4 billion, primarily due to the same factor as described in the three-month discussion.

15 Bank of America

The return on average allocated capital was 25 percent, up from 20 percent, due to the same factors as described in the three-month discussion.
Average loans increased $12.0 billion to $194.1 billion, and average deposits increased $52.3 billion to $333.1 billion. The changes in average loans and deposits were both primarily due to the same factors as described in the three-month discussion.
MLGWM revenue of $12.9 billion increased 13 percent primarily driven by the benefits of higher market valuations, positive AUM flows and loan and deposit growth, partially offset by the impact of lower interest rates.
Bank of America Private Bank revenue of $2.4 billion decreased one percent primarily driven by the realignment of certain business results to MLGWM and lower interest rates, partially offset by the benefits of higher market valuations and AUM flows.

Key Indicators and Metrics

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020
Revenue by Business
Merrill Lynch Global Wealth Management	$4,471	$3,748	$12,916	$11,446
Bank of America Private Bank	839	798	2,430	2,461
Total revenue, net of interest expense	$5,310	$4,546	$15,346	$13,907

Client Balances by Business, at period end
Merrill Lynch Global Wealth Management			$3,108,358	$2,570,252
Bank of America Private Bank			584,475	496,369
Total client balances			$3,692,833	$3,066,621

Client Balances by Type, at period end
Assets under management			$1,578,630	$1,286,145
Brokerage and other assets			1,612,472	1,344,538
Deposits			345,590	295,893
Loans and leases (1)			205,055	189,952
Less: Managed deposits in assets under management			(48,914)	(49,907)
Total client balances			$3,692,833	$3,066,621

Assets Under Management Rollforward
Assets under management, beginning of period	$1,549,069	$1,219,748	$1,408,465	$1,275,555
Net client flows	14,776	1,385	44,698	11,993
Market valuation/other	14,785	65,012	125,467	(1,403)
Total assets under management, end of period	$1,578,630	$1,286,145	$1,578,630	$1,286,145

Total wealth advisors, at period end (2)			18,855	20,487
(1)Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.
(2)Includes advisors across all wealth management businesses in GWIM and Consumer Banking. Prior period has been revised to conform to current-period presentation.
Client Balances
Client balances increased $626.2 billion, or 20 percent, to $3.7 trillion at September 30, 2021 compared to September 30, 2020. The increase in client balances was primarily due to higher market valuations and positive client flows.

Bank of America 16

Global Banking

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Net interest income	$2,186	$2,028	8%	$6,150	$7,003	(12)%
Noninterest income:
Service charges	890	846	5	2,637	2,379	11
Investment banking fees	1,297	970	34	3,642	2,912	25
All other income	871	673	29	2,538	1,914	33
Total noninterest income	3,058	2,489	23	8,817	7,205	22
Total revenue, net of interest expense	5,244	4,517	16	14,967	14,208	5

Provision for credit losses	(781)	883	n/m	(2,738)	4,849	n/m
Noninterest expense	2,534	2,365	7	7,915	6,910	15
Income before income taxes	3,491	1,269	n/m	9,790	2,449	n/m
Income tax expense	942	343	n/m	2,643	661	n/m
Net income	$2,549	$926	n/m	$7,147	$1,788	n/m

Effective tax rate	27.0%	27.0%		27.0%	27.0%

Net interest yield	1.55	1.61		1.53	1.96
Return on average allocated capital	24	9		22	6
Efficiency ratio	48.31	52.36		52.88	48.63

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2021	2020	% Change	2021	2020	% Change
Total loans and leases	$324,736	$373,118	(13)%	$326,632	$394,331	(17)%
Total earning assets	560,181	501,572	12	537,037	477,606	12
Total assets	621,699	557,889	11	597,947	534,061	12
Total deposits	534,166	471,288	13	509,445	449,273	13
Allocated capital	42,500	42,500	—	42,500	42,500	—

Period end				September 30 2021	December 31 2020	% Change
Total loans and leases				$328,893	$339,649	(3)%
Total earning assets				561,239	522,650	7
Total assets				623,640	580,561	7
Total deposits				536,476	493,748	9
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
Three-Month Comparison
Net income for Global Banking increased $1.6 billion to $2.5 billion driven by improvement in the provision for credit losses and higher revenue, partially offset by higher noninterest expense.
Net interest income increased $158 million to $2.2 billion primarily due to the allocation of ALM results and the benefit of higher deposit balances, partially offset by a decline in loan balances and lower deposit spreads.
Noninterest income increased $569 million to $3.1 billion primarily due to higher investment banking fees and higher income from ESG investment activities.
The provision for credit losses improved $1.7 billion to a benefit of $781 million primarily driven by a reserve release due to credit quality improvements, whereas the reserve build in the prior-year period was driven by COVID-19 impacted industries, such as travel and entertainment.
Noninterest expense increased $169 million primarily due to higher compensation and benefits expense, as well as higher operating costs.
The return on average allocated capital was 24 percent, up from nine percent, due to higher net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 11.
Nine-Month Comparison
Net income for Global Banking increased $5.4 billion to $7.1 billion primarily due to the same factors as described in the three-month discussion.
Net interest income decreased $853 million to $6.2 billion primarily due to the impact of lower loan balances, lower deposit spreads and the allocation of ALM results, partially offset by the benefits of higher deposit balances and credit spreads.
Noninterest income increased $1.6 billion to $8.8 billion driven by higher investment banking fees, higher valuation-driven adjustments on the fair value loan portfolio, debt securities and leveraged loans, as well as higher treasury and credit service charges.
The provision for credit losses improved $7.6 billion to a benefit of $2.7 billion primarily driven by a reserve release due to improvements in the macroeconomic outlook and credit quality.

17 Bank of America

Noninterest expense increased $1.0 billion to $7.9 billion, primarily due to higher revenue-related incentives and an acceleration in expenses from incentive compensation award changes, as well as higher operating costs.
The return on average allocated capital was 22 percent, up from six percent, due to higher net income.

Global Corporate, Global Commercial and Business Banking
The table below and following discussion present a summary of the results, which exclude certain investment banking, merchant services and PPP activities in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Three Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Revenue
Business Lending	$886	$791	$924	$953	$55	$59	$1,865	$1,803
Global Transaction Services	821	658	819	745	227	209	1,867	1,612
Total revenue, net of interest expense	$1,707	$1,449	$1,743	$1,698	$282	$268	$3,732	$3,415

Balance Sheet
Average
Total loans and leases	$147,906	$174,235	$159,986	$175,536	$12,635	$13,972	$320,527	$363,743
Total deposits	261,951	218,593	213,319	201,523	56,891	50,946	532,161	471,062

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Revenue
Business Lending	$2,529	$2,658	$2,689	$2,815	$166	$207	$5,384	$5,680
Global Transaction Services	2,245	2,314	2,334	2,432	653	682	5,232	5,428
Total revenue, net of interest expense	$4,774	$4,972	$5,023	$5,247	$819	$889	$10,616	$11,108

Balance Sheet

Average
Total loans and leases	$148,101	$186,220	$158,939	$188,147	$12,778	$14,721	$319,818	$389,088
Total deposits	245,483	214,327	207,520	188,271	55,331	46,599	508,334	449,197

Period end
Total loans and leases	$150,797	$165,498	$162,371	$168,385	$12,640	$13,665	$325,808	$347,548
Total deposits	255,981	212,564	220,738	200,591	57,766	51,889	534,485	465,044
Business Lending revenue increased $62 million for the three months ended September 30, 2021 compared to the same period in 2020 primarily due to higher income from ESG investment activities and credit spreads, partially offset by the impact of lower loan balances. Business Lending revenue decreased $296 million for the nine months ended September 30, 2021 primarily due to the impact of lower loan balances and interest rates, partially offset by higher credit spreads.
Global Transaction Services revenue increased $255 million for the three months ended September 30, 2021 driven by the allocation of ALM results and the benefit of higher deposit balances, partially offset by lower deposit spreads. Global Transaction Services revenue decreased $196 million for the nine months ended September 30, 2021 driven by lower interest rates, partially offset by the benefit of higher deposit balances.
Average loans and leases decreased 12 percent and 18 percent for the three and nine months ended September 30, 2021 driven by client paydowns and lower demand.

Average deposits increased 13 percent for both the three and nine months ended September 30, 2021 primarily driven by elevated balances from prior-year inflows on client responses to market volatility and government stimulus measures.
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

Bank of America 18

Investment Banking Fees

	Global Banking		Total Corporation		Global Banking		Total Corporation
	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Products
Advisory	$608	$356	$654	$397	$1,341	$948	$1,461	$1,072
Debt issuance	401	320	933	740	1,306	1,247	3,031	2,725
Equity issuance	288	294	637	664	995	717	2,239	1,687
Gross investment banking fees	1,297	970	2,224	1,801	3,642	2,912	6,731	5,484
Self-led deals	(23)	(13)	(56)	(32)	(85)	(73)	(195)	(168)
Total investment banking fees	$1,274	$957	$2,168	$1,769	$3,557	$2,839	$6,536	$5,316
Total Corporation investment banking fees, excluding self-led deals, which are primarily included within Global Banking and Global Markets, were $2.2 billion and $6.5 billion for the three and nine months ended September 30, 2021. The three-month period increased 23 percent compared to the same period in 2020 primarily driven by higher advisory and debt issuance fees. The nine-month period increased 23 percent primarily driven by higher equity issuance fees as well as advisory and debt issuance fees.
Global Markets

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Net interest income	$1,000	$1,108	(10)%	$2,980	$3,558	(16)%
Noninterest income:
Investment and brokerage services	470	439	7	1,504	1,487	1
Investment banking fees	844	738	14	2,784	2,280	22
Market making and similar activities	2,014	1,725	17	7,448	7,059	6
All other income	191	273	(30)	721	475	52
Total noninterest income	3,519	3,175	11	12,457	11,301	10
Total revenue, net of interest expense	4,519	4,283	6	15,437	14,859	4

Provision for credit losses	16	21	(24)	33	233	(86)
Noninterest expense	3,252	3,102	5	10,150	8,598	18
Income before income taxes	1,251	1,160	8	5,254	6,028	(13)
Income tax expense	325	302	8	1,366	1,567	(13)
Net income	$926	$858	8	$3,888	$4,461	(13)

Effective tax rate	26.0%	26.0%		26.0%	26.0%

Return on average allocated capital	10	9		14	17
Efficiency ratio	71.94	72.42		65.75	57.86

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
	2021	2020	% Change	2021	2020	% Change
Average
Trading-related assets:
Trading account securities	$304,133	$251,735	21%	$291,500	$241,753	21%
Reverse repurchases	117,486	100,395	17	111,330	106,968	4
Securities borrowed	101,086	86,508	17	97,205	88,734	10
Derivative assets	41,010	46,676	(12)	44,308	47,687	(7)
Total trading-related assets	563,715	485,314	16	544,343	485,142	12
Total loans and leases	97,148	72,319	34	87,535	72,702	20
Total earning assets	557,333	476,182	17	528,113	485,448	9
Total assets	804,938	680,983	18	775,552	685,685	13
Total deposits	54,650	56,475	(3)	54,699	45,002	22
Allocated capital	38,000	36,000	6	38,000	36,000	6

Period end				September 30 2021	December 31 2020	% Change
Total trading-related assets				$536,125	$421,698	27%
Total loans and leases				98,892	78,415	26
Total earning assets				526,585	447,350	18
Total assets				776,929	616,609	26
Total deposits				54,941	53,925	2

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
Three-Month Comparison
Net income for Global Markets increased $68 million to $926 million primarily due to higher revenue (net of lower net DVA losses), partially offset by higher noninterest expense. Net DVA losses were $20 million compared to $116 million in the prior-year period. Excluding net DVA, net income decreased $5 million to $941 million. The decrease was primarily driven by higher noninterest expense, largely offset by higher revenue.
Revenue increased $236 million to $4.5 billion primarily driven by higher sales and trading revenue and investment banking income. Sales and trading revenue increased $390 million, and excluding net DVA, increased $294 million. These increases were driven by higher revenue in Equities, partially offset by lower revenue in FICC.
Noninterest expense increased $150 million to $3.3 billion driven by higher activity-based expenses for sales and trading.
Average total assets increased $124.0 billion to $804.9 billion driven by higher client balances in Equities, and higher levels of inventory and loan growth in FICC.
The return on average allocated capital was 10 percent, up from 9 percent, reflecting higher net income, partially offset by an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 11.
Nine-Month Comparison
Net income for Global Markets decreased $573 million to $3.9 billion. Net DVA losses were $56 million compared to $77 million in the prior-year period. Excluding net DVA, net income decreased $589 million to $3.9 billion. These decreases were primarily driven by higher noninterest expense.
Revenue increased $578 million to $15.4 billion primarily driven by higher investment banking income and sales and trading revenue. Sales and trading revenue increased $243 million, and excluding net DVA, increased $222 million driven by higher revenue in Equities, partially offset by a decline in FICC revenue. Noninterest expense increased $1.6 billion to $10.2 billion, primarily driven by higher costs associated with processing transactional card claims related to state unemployment benefits, activity-based expenses for sales and trading, and an acceleration in expenses from incentive compensation award changes.
The provision for credit losses decreased $200 million primarily due to an improved macroeconomic outlook.
Average total assets increased $89.9 billion to $775.6 billion, primarily due to higher client balances in Equities and higher levels of inventory and loan growth in FICC. Period-end total assets increased $160.3 billion since December 31, 2020 to $776.9 billion driven by higher client balances and increased hedging of client activity with stock positions relative to derivatives in Equities, and higher levels of inventory and loan growth in FICC.
The return on average allocated capital was 14 percent, down from 17 percent, reflecting lower net income and an increase in allocated capital.
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

Sales and Trading Revenue (1, 2, 3)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020
Sales and trading revenue
Fixed income, currencies and commodities	$2,009	$2,019	$7,188	$7,905
Equities	1,605	1,205	5,065	4,105
Total sales and trading revenue	$3,614	$3,224	$12,253	$12,010

Sales and trading revenue, excluding net DVA (4)
Fixed income, currencies and commodities	$2,025	$2,126	$7,241	$7,983
Equities	1,609	1,214	5,068	4,104
Total sales and trading revenue, excluding net DVA	$3,634	$3,340	$12,309	$12,087
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $99 million and $232 million for the three and nine months ended September 30, 2021 compared to $38 million and $138 million for the same periods in 2020.
(3)    Includes Global Banking sales and trading revenue of $138 million and $412 million for the three and nine months ended September 30, 2021 compared to $85 million and $378 million for the same periods in 2020.
(4)    FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA losses were $16 million and $53 million for the three and nine months ended September 30, 2021 compared to losses of $107 million and $78 million for the same periods in 2020. Equities net DVA losses were $4 million and $3 million for the three and nine months ended September 30, 2021 compared to losses of $9 million and gains of $1 million for the same periods in 2020.

Bank of America 20

Three-Month Comparison
FICC revenue decreased $101 million driven by a weaker trading environment for mortgage and interest rate products, partially offset by improved client flows in foreign exchange. Equities revenue increased $395 million driven by growth in client financing activities, a stronger trading performance and increased client activity.
Nine-Month Comparison
FICC revenue decreased $742 million driven by reduced activity in macro products, partially offset by stronger performance in credit and municipal products, and gains in commodities (partially offset by related losses in another segment) from market volatility driven by a weather-related event. Equities revenue increased $964 million due to the same factors as described in the three-month discussion.
All Other

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2021	2020	% Change	2021	2020	% Change
Net interest income	$65	$(20)	n/m	$193	$3	n/m
Noninterest income (loss)	(1,109)	(915)	21%	(3,661)	(2,182)	68%
Total revenue, net of interest expense	(1,044)	(935)	12	(3,468)	(2,179)	59

Provision for credit losses	(48)	(18)	n/m	(148)	75	n/m
Noninterest expense	351	559	(37)	962	1,108	(13)
Loss before income taxes	(1,347)	(1,476)	(9)	(4,282)	(3,362)	27
Income tax benefit	(1,293)	(1,774)	(27)	(6,345)	(3,386)	87
Net income (loss)	$(54)	$298	(118)	$2,063	$24	n/m

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2021	2020	% Change	2021	2020	% Change
Total loans and leases	$17,581	$24,243	(27)%	$19,190	$30,218	(36)%
Total assets (1)	187,233	230,906	(19)	193,896	227,430	(15)
Total deposits	13,767	14,881	(7)	14,062	19,926	(29)

Period end				September 30 2021	December 31 2020	% Change
Total loans and leases				$16,880	$21,301	(21)%
Total assets (1)				199,738	264,141	(24)
Total deposits				12,521	12,998	(4)
(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $1.1 trillion for both the three and nine months ended September 30, 2021 compared to $828.3 billion and $714.2 billion for the same periods in 2020, and period-end allocated assets were $1.2 trillion and $977.7 billion at September 30, 2021 and December 31, 2020.
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
Three-Month Comparison
Net income decreased $352 million to a loss of $54 million driven by a decrease in the income tax benefit and lower revenue, partially offset by lower noninterest expense.
Revenue decreased $109 million primarily due to higher partnership losses for ESG investments.
Noninterest expense decreased $208 million primarily due to lower litigation expense.
The income tax benefit decreased $481 million primarily due to the impact of the 2020 U.K. tax law change in the prior year. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.
Nine-Month Comparison
Net income increased $2.0 billion to $2.1 billion primarily due to a higher income tax benefit, partially offset by lower revenue.
Revenue decreased $1.3 billion primarily due to a $704 million gain on sales of certain mortgage loans in the prior-year period, higher partnership losses for ESG investments and lower market making and similar activities.
The provision for credit losses improved $223 million to a benefit of $148 million primarily due to an improved macroeconomic outlook.
Noninterest expense decreased $146 million primarily due to the same factor as described in the three-month discussion.
The income tax benefit increased $3.0 billion primarily due to the impact of the U.K. tax law changes, and higher levels of income tax credits from increased ESG investment activities. For more information on U.K. tax law changes, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.

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
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing the CCAR capital plan. Based on the results of our 2021 CCAR capital plan and related supervisory stress tests submitted in the second quarter of 2021, we are subject to a 2.5 percent SCB, unchanged from the prior level, effective October 1, 2021 to September 30, 2022. Our CET1 capital ratio under the Standardized approach must remain above 9.5 percent during this period in order to avoid restrictions on capital distributions and discretionary bonus payments.
Due to uncertainty resulting from the pandemic, the Federal Reserve imposed various restrictions on share repurchase programs and dividends. In conjunction with its release of 2021 CCAR supervisory stress test results, the Federal Reserve announced those restrictions would end as of July 1, 2021 for large banks, including the Corporation, and large banks would be subject to the normal restrictions under the Federal Reserve's SCB framework. Pursuant to the Board’s authorization on April 15, 2021, during the third quarter of 2021, we repurchased $9.9 billion of common stock, including repurchases to offset shares awarded under equity-based compensation plans during the period. On October 20, 2021, the Corporation announced that the Board renewed the Corporation’s $25 billion common stock repurchase program previously announced in April 2021. The Board’s authorization replaces the previous program. As with the April authorization, the Board also authorized common stock repurchases to offset shares awarded under the Corporation’s equity-based compensation plans.
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
Regulatory Capital
As a financial services holding company, we are subject to regulatory capital rules, including Basel 3, issued by U.S. banking regulators. The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and risk-weighted assets (RWA) under both the Standardized and Advanced approaches. The approach that yields the lower ratio is used to assess capital adequacy, including under the PCA framework. As of September 30, 2021, the CET1, Tier 1 capital and Total capital ratios for the Corporation were lower under the Standardized approach.
Minimum Capital Requirements
In order to avoid restrictions on capital distributions and discretionary bonus payments, the Corporation must meet risk-based capital ratio requirements that include a capital conservation buffer or SCB, plus any applicable countercyclical capital buffer and a global systemically important bank (G-SIB)

Bank of America 22

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
Capital Composition and Ratios
Table 8 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at September 30, 2021 and December 31, 2020. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Table 8	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	September 30, 2021
Risk-based capital metrics:
Common equity tier 1 capital	$174,407	$174,407
Tier 1 capital	197,842	197,842
Total capital (3)	230,506	223,997
Risk-weighted assets (in billions)	1,568	1,380
Common equity tier 1 capital ratio	11.1%	12.6%	9.5%
Tier 1 capital ratio	12.6	14.3	11.0
Total capital ratio	14.7	16.2	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,000	$3,000
Tier 1 leverage ratio	6.6%	6.6%	4.0

Supplementary leverage exposure (in billions) (5)		$3,516
Supplementary leverage ratio		5.6%	5.0

	December 31, 2020
Risk-based capital metrics:
Common equity tier 1 capital	$176,660	$176,660
Tier 1 capital	200,096	200,096
Total capital (3)	237,936	227,685
Risk-weighted assets (in billions)	1,480	1,371
Common equity tier 1 capital ratio	11.9%	12.9%	9.5%
Tier 1 capital ratio	13.5	14.6	11.0
Total capital ratio	16.1	16.6	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,719	$2,719
Tier 1 leverage ratio	7.4%	7.4%	4.0

Supplementary leverage exposure (in billions) (5)		$2,786
Supplementary leverage ratio		7.2%	5.0
(1)As of September 30, 2021 and December 31, 2020, capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the current expected credit losses (CECL) accounting standard.
(2)The capital conservation buffer and G-SIB surcharge were 2.5 percent at both September 30, 2021 and December 31, 2020. At September 30, 2021 and December 31, 2020, the Corporation's SCB of 2.5 percent was applied in place of the capital conservation buffer under the Standardized approach. The countercyclical capital buffer for both periods was zero. The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, our G-SIB surcharge of 2.5 percent and our SCB or the capital conservation buffer, as applicable, of 2.5 percent. The SLR regulatory minimum includes a leverage buffer of 2.0 percent.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.
(5)Supplementary leverage exposure at December 31, 2020 reflects the temporary exclusion of U.S. Treasury securities and deposits at Federal Reserve Banks. The temporary relief expired after March 31, 2021 and is not reflected in supplementary leverage exposure at September 30, 2021.

23 Bank of America

At September 30, 2021, CET1 capital was $174.4 billion, a decrease of $2.3 billion from December 31, 2020, driven by common stock repurchases, dividends and lower net unrealized gains on available-for-sale (AFS) debt securities included in accumulated other comprehensive income (OCI), partially offset by earnings. Tier 1 capital decreased $2.3 billion primarily driven by the same factors as CET1 capital. Total capital under the Standardized approach decreased $7.4 billion primarily due to the same factors driving the decrease in CET1 capital, and a decrease in the adjusted allowance for credit losses included in Tier 2 capital. RWA under the Standardized approach, which yielded the lower CET1 capital ratio at September 30, 2021, increased $88.3 billion during the nine months ended September 30, 2021 to $1,568 billion primarily due to strong client activity in Global Markets and an increase in debt securities resulting from the deployment of cash received from deposit inflows. Supplementary leverage exposure at September 30, 2021 increased $729.9 billion during the nine months ended September 30, 2021 primarily due to the expiration of the Federal Reserve’s temporary relief to exclude U.S. Treasury securities and deposits at Federal Reserve Banks and an increase in debt securities resulting from the deployment of cash received from deposit inflows.
Table 9 shows the capital composition at September 30, 2021 and December 31, 2020.

Table 9	Capital Composition under Basel 3

(Dollars in millions)		September 30 2021	December 31 2020
Total common shareholders’ equity		$249,023	$248,414
CECL transitional amount (1)		2,722	4,213
Goodwill, net of related deferred tax liabilities		(68,638)	(68,565)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(7,638)	(5,773)
Intangibles, other than mortgage servicing rights, net of related deferred tax liabilities		(1,644)	(1,617)
Defined benefit pension plan net assets		(1,223)	(1,164)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		1,477	1,753
Other		328	(601)
Common equity tier 1 capital		174,407	176,660
Qualifying preferred stock, net of issuance cost		23,440	23,437
Other		(5)	(1)
Tier 1 capital		197,842	200,096
Tier 2 capital instruments		21,756	22,213
Qualifying allowance for credit losses (2)		11,177	15,649
Other		(269)	(22)
Total capital under the Standardized approach		230,506	237,936
Adjustment in qualifying allowance for credit losses under the Advanced approaches (2)		(6,509)	(10,251)
Total capital under the Advanced approaches		$223,997	$227,685
(1)Includes the impact of the Corporation's adoption of the CECL accounting standard on January 1, 2020 and 25 percent of the increase in reserves since the initial adoption.
(2)Includes the impact of transition provisions related to the CECL accounting standard.

Table 10 shows the components of RWA as measured under Basel 3 at September 30, 2021 and December 31, 2020.

Table 10	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
(Dollars in billions)		September 30, 2021		December 31, 2020
Credit risk		$1,506	$901	$1,420	$896
Market risk		62	62	60	60
Operational risk		n/a	375	n/a	372
Risks related to credit valuation adjustments		n/a	42	n/a	43
Total risk-weighted assets		$1,568	$1,380	$1,480	$1,371
n/a = not applicable

Bank of America 24

Bank of America, N.A. Regulatory Capital
Table 11 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at September 30, 2021 and December 31, 2020. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 11	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	September 30, 2021
Risk-based capital metrics:
Common equity tier 1 capital	$173,710	$173,710
Tier 1 capital	173,710	173,710
Total capital (3)	186,588	179,901
Risk-weighted assets (in billions)	1,288	1,012
Common equity tier 1 capital ratio	13.5%	17.2%	7.0%
Tier 1 capital ratio	13.5	17.2	8.5
Total capital ratio	14.5	17.8	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,329	$2,329
Tier 1 leverage ratio	7.5%	7.5%	5.0

Supplementary leverage exposure (in billions)		$2,736
Supplementary leverage ratio		6.3%	6.0

	December 31, 2020
Risk-based capital metrics:
Common equity tier 1 capital	$164,593	$164,593
Tier 1 capital	164,593	164,593
Total capital (3)	181,370	170,922
Risk-weighted assets (in billions)	1,221	1,014
Common equity tier 1 capital ratio	13.5%	16.2%	7.0%
Tier 1 capital ratio	13.5	16.2	8.5
Total capital ratio	14.9	16.9	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,143	$2,143
Tier 1 leverage ratio	7.7%	7.7%	5.0

Supplementary leverage exposure (in billions)		$2,525
Supplementary leverage ratio		6.5%	6.0
(1)Capital ratios for both September 30, 2021 and December 31, 2020 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL.
(2)Risk-based capital regulatory minimums at September 30, 2021 and December 31, 2020 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Total loss-absorbing capacity (TLAC) consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments. Table 12 presents the Corporation's TLAC and long-term debt ratios and related information as of September 30, 2021 and December 31, 2020.

25 Bank of America

Table 12	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC (1)	Regulatory Minimum (2)	Long-term Debt	Regulatory Minimum (3)
(Dollars in millions)	September 30, 2021
Total eligible balance	$434,224		$226,431
Percentage of risk-weighted assets (4)	27.7%	22.0%	14.4%	8.5%
Percentage of supplementary leverage exposure (5)	12.4	9.5	6.4	4.5

	December 31, 2020
Total eligible balance	$405,153		$196,997
Percentage of risk-weighted assets (4)	27.4%	22.0%	13.3%	8.5%
Percentage of supplementary leverage exposure (5)	14.5	9.5	7.1	4.5
(1)As of September 30, 2021 and December 31, 2020, TLAC ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL.
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
(4)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of September 30, 2021 and December 31, 2020.
(5)Supplementary leverage exposure at December 31, 2020 reflects the temporary exclusion of U.S. Treasury Securities and deposits at Federal Reserve Banks. The temporary relief expired after March 31, 2021 and is not reflected in supplementary leverage exposure at September 30, 2021.

Regulatory Developments
The following supplements the disclosure in Capital Management – Regulatory Developments in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
Supplementary Leverage Ratio
On March 19, 2021, U.S. banking regulators announced that the temporary change to the SLR for BHCs and depository institutions issued in 2020 would expire as scheduled after March 31, 2021. While the temporary relief automatically applied to the Corporation, the Corporation’s lead depository institution, Bank of America, N.A., did not opt to take advantage of the SLR relief offered by the Office of the Comptroller of the Currency. At September 30, 2021, the Corporation’s SLR was 5.6 percent, which exceeds the 5.0 percent minimum required by the Federal Reserve.
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
BofAS provides institutional services, and in accordance with the alternative net capital requirements, is required to maintain tentative net capital in excess of $1.0 billion and net capital in excess of the greater of $500 million or a certain percentage of its reserve requirement. BofAS must also notify the SEC in the event its tentative net capital is less than $5.0 billion. BofAS is also required to hold a certain percentage of its customers' and affiliates' risk-based margin in order to meet its CFTC minimum net capital requirement. At September 30, 2021, BofAS had tentative net capital of $19.2 billion. BofAS also had regulatory net capital of $16.6 billion, which exceeded the minimum requirement of $3.1 billion.
MLPCC is a fully-guaranteed subsidiary of BofAS and provides clearing and settlement services as well as prime brokerage and arranged financing services for institutional clients. At September 30, 2021, MLPCC’s regulatory net capital of $5.0 billion exceeded the minimum requirement of $1.5 billion.
MLPF&S provides retail services. At September 30, 2021, MLPF&S' regulatory net capital was $4.8 billion, which exceeded the minimum requirement of $189 million.
Our European broker-dealers are regulated by non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the FCA and is subject to certain regulatory capital requirements. At September 30, 2021, MLI’s capital resources were $33.7 billion, which exceeded the minimum Pillar 1 requirement of $14.2 billion. BofASE, a French investment firm, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and is subject to certain regulatory capital requirements. At September 30, 2021, BofASE's capital resources were $7.0 billion, which exceeded the minimum Pillar 1 requirement of $3.1 billion.
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

Bank of America 26

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
NB Holdings Corporation
The parent company, which is a separate and distinct legal entity from our bank and nonbank subsidiaries, has an intercompany arrangement with our wholly-owned holding company subsidiary, NB Holdings Corporation (NB Holdings). We have transferred, and agreed to transfer, additional parent company assets not required to satisfy anticipated near-term expenditures to NB Holdings. The parent company is expected to continue to have access to the same flow of dividends, interest and other amounts of cash necessary to service our debt, pay dividends and perform other obligations as it would have had we not entered into these arrangements and transferred any assets. These arrangements support our preferred single point of entry resolution strategy, under which only the parent company would be resolved under the U.S. Bankruptcy Code.
Global Liquidity Sources and Other Unencumbered Assets
Table 13 presents average Global Liquidity Sources (GLS) for the three months ended September 30, 2021 and December 31, 2020.

Table 13	Average Global Liquidity Sources

	Three Months Ended
(Dollars in billions)	September 30 2021	December 31 2020
Bank entities	$960	$773
Nonbank and other entities (1)	160	170
Total Average Global Liquidity Sources	$1,120	$943
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $318 billion and $306 billion at September 30, 2021 and December 31, 2020. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the parent company or nonbank subsidiaries may be subject to prior regulatory approval.
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
Table 14 presents the composition of average GLS for the three months ended September 30, 2021 and December 31, 2020.

Table 14	Average Global Liquidity Sources Composition

	Three Months Ended
(Dollars in billions)	September 30 2021	December 31 2020
Cash on deposit	$241	$322
U.S. Treasury securities	265	141
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	596	462
Non-U.S. government securities	18	18
Total Average Global Liquidity Sources	$1,120	$943
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $612 billion and $584 billion for the three months ended September 30, 2021 and December 31, 2020. For the same periods, the average consolidated LCR was 117 percent and 122 percent. Our LCR fluctuates due to normal business flows from customer activity.
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
Diversified Funding Sources
We fund our assets primarily with a mix of deposits, and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products, programs, markets, currencies and investor groups. We fund a substantial portion of our lending activities through our deposits, which were $1.96 trillion and $1.80 trillion at September 30, 2021 and December 31, 2020.
Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions.
Long-term Debt
During the nine months ended September 30, 2021, we issued $65.5 billion of long-term debt consisting of $49.8 billion of notes issued by Bank of America Corporation, substantially all of which was TLAC compliant, $6.2 billion of notes issued by Bank of America, N.A. and $9.5 billion of other debt.
During the nine months ended September 30, 2021, we had total long-term debt maturities and redemptions in the aggregate of $38.5 billion consisting of $21.3 billion for Bank of America Corporation, $8.0 billion for Bank of America, N.A. and $9.2 billion of other debt. Table 15 presents the carrying value of aggregate annual contractual maturities of long-term debt at September 30, 2021.

Table 15	Long-term Debt by Maturity

(Dollars in millions)	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Bank of America Corporation
Senior notes (1)	$—	$5,759	$23,451	$23,642	$19,800	$138,303	$210,955
Senior structured notes	80	1,937	594	292	412	11,384	14,699
Subordinated notes	354	—	—	3,300	5,434	16,064	25,152
Junior subordinated notes	—	—	—	—	—	741	741
Total Bank of America Corporation	434	7,696	24,045	27,234	25,646	166,492	251,547
Bank of America, N.A.
Senior notes	—	3,245	504	—	—	1	3,750
Subordinated notes	—	—	—	—	—	1,775	1,775
Advances from Federal Home Loan Banks	500	203	1	—	16	72	792
Securitizations and other Bank VIEs (2)	—	1,249	999	999	—	84	3,331
Other	7	67	316	66	153	21	630
Total Bank of America, N.A.	507	4,764	1,820	1,065	169	1,953	10,278
Other debt
Structured Liabilities	1,105	3,777	2,507	1,733	671	6,503	16,296
Nonbank VIEs (2)	1	—	—	—	—	499	500
Total other debt	1,106	3,777	2,507	1,733	671	7,002	16,796
Total long-term debt	$2,047	$16,237	$28,372	$30,032	$26,486	$175,447	$278,621
(1)    Total includes $177.2 billion of outstanding notes that are both TLAC eligible and callable one year before their stated maturities, including $2.5 billion during the remainder of 2021, and $15.1 billion, $17.0 billion, $16.0 billion and $15.2 billion during each year of 2022 through 2025, respectively, and $111.4 billion thereafter. For more information on our TLAC eligible and callable outstanding notes, see Liquidity Risk – Diversified Funding Sources in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
(2)     Represents liabilities of consolidated variable interest entities (VIEs) included in total long-term debt on the Consolidated Balance Sheet.
Total long-term debt increased $15.7 billion to $278.6 billion during the nine months ended September 30, 2021, primarily due to debt issuances, partially offset by debt maturities and redemptions and valuation adjustments. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.
During the nine months ended September 30, 2021, we issued $4.3 billion of structured notes, which are unsecured debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. These structured notes are typically issued to meet client demand, and notes with certain attributes may also be TLAC eligible. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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
We use derivative transactions to manage interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For more information on our ALM activities, see Interest Rate Risk Management for the Banking Book on page 46.
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

Bank of America 28

The ratings from Standard & Poor’s Global Ratings (S&P) and Fitch Ratings (Fitch) for the Corporation and its subsidiaries have not changed from those disclosed in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
The ratings from Moody's Investors Service for the Corporation and its subsidiaries have not changed from those disclosed in the Corporation's 2020 Annual Report on Form 10-K.
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
NR = not rated
Finance Subsidiary Issuers and Parent Guarantor
BofA Finance LLC, a Delaware limited liability company, is a consolidated finance subsidiary of the Corporation that has issued and sold, and is expected to continue to issue and sell, its senior unsecured debt securities. In addition, each of BAC Capital Trust XIII, BAC Capital Trust XIV and BAC Capital Trust XV, Delaware statutory trusts, is a 100 percent owned finance subsidiary of the Corporation that has issued and sold trust preferred securities or capital securities, as applicable, that remained outstanding at September 30, 2021. The Corporation has fully and unconditionally guaranteed (or effectively provided for the full and unconditional guarantee of) all such securities issued by such finance subsidiaries. For more information regarding such guarantees by the Corporation, see Liquidity Risk – Finance Subsidiary Issuers and Parent Guarantor in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K. For purposes of the discussion in such section in the Corporation’s 2020 Annual Report on Form 10-K, the term “Trusts” shall be deemed to include BAC Capital Trust XV, and the term “Trust Preferred Securities” shall be deemed to include the capital securities issued and sold by BAC Capital Trust XV that remained outstanding at September 30, 2021.
Credit Risk Management
For information on our credit risk management activities, see Consumer Portfolio Credit Risk Management below, Commercial Portfolio Credit Risk Management on page 35, Non-U.S. Portfolio on page 41, Allowance for Credit Losses on page 42, and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.
During the nine months ended September 30, 2021, the economy gained momentum as unemployment continued to decline from double-digit highs during 2020 and the economy continued to open as vaccination rates increased and restrictions began to ease. Individuals and businesses in the U.S. have benefited from various forms of government support through economic stimulus packages enacted in 2020 and 2021. While there has been significant economic improvement in comparison to 2020, uncertainty remains about the timing and strength of the economy's recovery, which may also be hampered by supply chain disruptions and inflationary pressures that could lead to adverse impacts to credit quality metrics in future periods. For more information on how the pandemic may affect our operations, see Executive Summary – Recent Developments – COVID-19 Pandemic on page 3 and Item 1A. Risk Factors – Coronavirus Disease of the Corporation’s 2020 Annual Report on Form 10-K.
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
Consumer Credit Portfolio
The economic environment improved during the nine months ended September 30, 2021, with the U.S. unemployment rate continuing to decline and home prices increasing. During the three and nine months ended September 30, 2021, net charge-offs decreased $235 million and $635 million to $329 million and $1.5 billion primarily due to lower credit card losses, as balance declines and the impact of government stimulus measures were partially offset by charge-offs associated with deferrals that expired in 2020. During the nine months ended September 30, 2021, nonperforming loans increased due to deferral activity.
The consumer allowance for loan and lease losses decreased $2.9 billion during the nine months ended September 30, 2021 to $7.2 billion primarily due to improvements in the economic outlook and credit quality. For

29 Bank of America

more information, see Allowance for Credit Losses on page 42.
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
Table 17 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Table 17	Consumer Credit Quality

		Outstandings (1)		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		September 30 2021	December 31 2020	September 30 2021	December 31 2020	September 30 2021	December 31 2020
Residential mortgage (2)		$216,940	$223,555	$2,296	$2,005	$648	$762
Home equity		29,000	34,311	676	649	—	—
Credit card		76,869	78,708	n/a	n/a	450	903
Direct/Indirect consumer (3)		99,845	91,363	45	71	8	33
Other consumer		202	124	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$422,856	$428,061	$3,017	$2,725	$1,106	$1,698
Loans accounted for under the fair value option (4)		616	735
Total consumer loans and leases		$423,472	$428,796
Percentage of outstanding consumer loans and leases (5)		n/a	n/a	0.71%	0.64%	0.26%	0.40%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (5)		n/a	n/a	0.74	0.65	0.11	0.22
(1)Outstandings include non-core residential mortgage of $6.7 billion and $8.3 billion and home equity of $3.4 billion and $4.0 billion at September 30, 2021 and December 31, 2020. For more information on non-core loans, see Consumer Credit Risk Management in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
(2)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At September 30, 2021 and December 31, 2020, residential mortgage includes $466 million and $537 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $182 million and $225 million of loans on which interest was still accruing.
(3)Outstandings primarily include auto and specialty lending loans and leases of $47.2 billion and $46.4 billion, U.S. securities-based lending loans of $48.7 billion and $41.1 billion and non-U.S. consumer loans of $3.0 billion and $3.0 billion at September 30, 2021 and December 31, 2020.
(4)Consumer loans accounted for under the fair value option include residential mortgage loans of $241 million and $298 million and home equity loans of $375 million and $437 million at September 30, 2021 and December 31, 2020. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
(5)Excludes consumer loans accounted for under the fair value option. At September 30, 2021 and December 31, 2020, $13 million and $11 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.
n/a = not applicable
Table 18 presents net charge-offs and related ratios for consumer loans and leases.

Table 18	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Residential mortgage	$(7)	$(6)	$(17)	$(27)	(0.01)%	(0.01)%	(0.01)%	(0.02)%
Home equity	(34)	(20)	(93)	(45)	(0.46)	(0.21)	(0.40)	(0.16)
Credit card	321	509	1,443	1,944	1.69	2.49	2.59	2.97
Direct/Indirect consumer	(18)	18	4	84	(0.07)	0.08	0.01	0.13
Other consumer	67	63	198	214	n/m	n/m	n/m	n/m
Total	$329	$564	$1,535	$2,170	0.31	0.50	0.49	0.64
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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 51 percent of consumer loans and leases at September 30, 2021. Approximately 51 percent of the residential mortgage portfolio was in Consumer Banking and 42 percent was in GWIM. The remaining portion was in All Other and was comprised of loans used in our overall ALM activities, delinquent FHA loans repurchased pursuant to our servicing agreements with the Government National Mortgage Association, as well as loans repurchased related to our representations and warranties.
Outstanding balances in the residential mortgage portfolio decreased $6.6 billion during the nine months ended September 30, 2021 as paydowns were partially offset by originations.
At September 30, 2021 and December 31, 2020, the residential mortgage portfolio included $12.6 billion and $11.8 billion of outstanding fully-insured loans, of which $2.3 billion and $2.8 billion had FHA insurance, with the remainder protected by Fannie Mae long-term standby agreements.

Bank of America 30

Table 19 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

Table 19	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
(Dollars in millions)		September 30 2021	December 31 2020	September 30 2021	December 31 2020
Outstandings		$216,940	$223,555	$204,316	$211,737
Accruing past due 30 days or more		1,752	2,314	822	1,224
Accruing past due 90 days or more		648	762	—	—
Nonperforming loans (2)		2,296	2,005	2,296	2,005
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		1%	2%	1%	1%
Refreshed LTV greater than 100		—	1	—	1
Refreshed FICO below 620		2	2	1	1
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
Nonperforming outstanding balances in the residential mortgage portfolio increased $291 million during the nine months ended September 30, 2021 primarily driven by deferral activity. Of the nonperforming residential mortgage loans at September 30, 2021, $1.3 billion, or 55 percent, were current on contractual payments. Loans accruing past due 30 days or more decreased $402 million driven by continued improvement in credit quality.
Net recoveries of $7 million and $17 million for the three and nine months ended September 30, 2021 remained relatively unchanged compared to the same periods in the prior year.
Of the $204.3 billion in total residential mortgage loans outstanding at September 30, 2021, as shown in Table 20, 28 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $5.1 billion, or nine percent, at September 30, 2021. Residential mortgage loans that have entered the amortization period generally experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At September 30, 2021, $61 million, or one percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $822 million, or less than one percent, for the entire residential mortgage portfolio. In addition, at September 30, 2021, $287 million, or six percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $107 million were contractually current, compared to $2.3 billion, or one percent, for the entire residential mortgage portfolio. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three to ten years. Approximately 97 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2022 or later.
Table 20 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 15 percent and 16 percent of outstandings at September 30, 2021 and December 31, 2020. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 15 percent and 14 percent of outstandings at September 30, 2021 and December 31, 2020.

Table 20	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	September 30 2021	December 31 2020	September 30 2021	December 31 2020	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2021	2020	2021	2020
California	$75,884	$83,185	$708	$570	$(3)	$(5)	$(10)	$(16)
New York	24,402	23,832	351	272	—	1	2	2
Florida	13,524	13,017	160	175	(1)	(1)	(5)	(4)
Texas	8,810	8,868	91	78	—	—	—	—
New Jersey	8,526	8,806	108	98	—	(1)	—	(1)
Other	73,170	74,029	878	812	(3)	—	(4)	(8)
Residential mortgage loans	$204,316	$211,737	$2,296	$2,005	$(7)	$(6)	$(17)	$(27)
Fully-insured loan portfolio	12,624	11,818
Total residential mortgage loan portfolio	$216,940	$223,555
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

31 Bank of America

Home Equity
At September 30, 2021, the home equity portfolio made up seven percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans. We no longer originate home equity loans or reverse mortgages.
At September 30, 2021, 80 percent of the home equity portfolio was in Consumer Banking, 12 percent was in All Other and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $5.3 billion during the nine months ended September 30, 2021 primarily due to paydowns outpacing new originations and draws on existing lines. Of the total home equity portfolio at September 30, 2021 and December 31, 2020, $12.4 billion, or 43 percent, and $13.8 billion, or 40 percent, were in first-lien positions. At September 30, 2021, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $4.8 billion, or 17 percent of our total home equity portfolio.
Unused HELOCs totaled $40.8 billion and $42.3 billion at September 30, 2021 and December 31, 2020. The HELOC utilization rate was 40 percent and 43 percent at September 30, 2021 and December 31, 2020.
Table 21 presents certain home equity portfolio key credit statistics.

Table 21	Home Equity – Key Credit Statistics (1)

(Dollars in millions)	September 30 2021	December 31 2020
Outstandings	$29,000	$34,311
Accruing past due 30 days or more (2)	165	186
Nonperforming loans (2, 3)	676	649
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	1%	1%
Refreshed CLTV greater than 100	1	1
Refreshed FICO below 620	3	3
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
(2)Accruing past due 30 days or more include $26 million and $25 million and nonperforming loans include $86 million and $88 million of loans where we serviced the underlying first lien at September 30, 2021 and December 31, 2020.
(3)Includes loans that are contractually current which primarily consist of collateral-dependent TDRs, including those that have been discharged in Chapter 7 bankruptcy, junior-lien loans where the underlying first lien is 90 days or more past due, as well as loans that have not yet demonstrated a sustained period of payment performance following a TDR.

Nonperforming outstanding balances in the home equity portfolio increased $27 million during the nine months ended September 30, 2021, as new additions outpaced returns to performing status and paydowns. Of the nonperforming home equity loans at September 30, 2021, $273 million, or 40 percent were current on contractual payments. In addition, $256 million, or 38 percent of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $21 million during the nine months ended September 30, 2021.
Net recoveries increased $14 million to $34 million and $48 million to $93 million for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The increase was driven by favorable portfolio trends due in part to improvement in home prices.
Of the $29.0 billion in total home equity portfolio outstandings at September 30, 2021, as shown in Table 21, 14 percent require interest-only payments. The outstanding balance of HELOCs that have reached the end of their draw period and have entered the amortization period was $7.4 billion at September 30, 2021. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At September 30, 2021, $103 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at September 30, 2021, $484 million, or seven percent, were nonperforming. Loans that have yet to enter the amortization period in our interest-only portfolio are primarily post-2008 vintages and generally have better credit quality than the previous vintages that had entered the amortization period. We communicate to contractually current customers more than a year prior to the end of their draw period to inform them of the potential change to the payment structure before entering the amortization period, and provide payment options to customers prior to the end of the draw period.
Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period. During the three months ended September 30, 2021, 20 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 22 presents outstandings, nonperforming balances and net charge-offs by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent of the outstanding home equity portfolio at both September 30, 2021 and December 31, 2020. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent of the outstanding home equity portfolio at both September 30, 2021 and December 31, 2020.

Bank of America 32

Table 22	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	September 30 2021	December 31 2020	September 30 2021	December 31 2020	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2021	2020	2021	2020
California	$7,886	$9,488	$149	$143	$(9)	$(8)	$(31)	$(17)
Florida	3,113	3,715	83	80	(5)	(2)	(16)	(7)
New Jersey	2,346	2,749	72	67	(1)	—	(3)	(1)
New York	2,157	2,495	101	103	(2)	(1)	(3)	—
Massachusetts	1,484	1,719	33	32	(2)	—	(2)	1
Other	12,014	14,145	238	224	(15)	(9)	(38)	(21)
Total home equity loan portfolio	$29,000	$34,311	$676	$649	$(34)	$(20)	$(93)	$(45)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Credit Card
At September 30, 2021, 97 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio decreased $1.8 billion during the nine months ended September 30, 2021 to $76.9 billion as increased payments more than offset higher purchase volumes as spending continued to recover. Net charge-offs decreased $188 million to $321 million and $501 million to $1.4 billion during the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to balance declines and the impact of government stimulus measures, partially offset by charge-offs of certain loans with deferrals that expired in 2020. Credit card loans 30 days or more past due and still accruing interest decreased $755 million, and loans 90 days or more past due and still accruing interest decreased $453 million primarily due to charge-offs of certain loans with deferrals that expired in 2020 and the impact of government stimulus measures.
Unused lines of credit for credit card increased to $359.0 billion at September 30, 2021 from $342.4 billion at December 31, 2020.
Table 23 presents certain state concentrations for the credit card portfolio.

Table 23	Credit Card State Concentrations

	Outstandings		Accruing Past Due 90 Days or More (1)		Net Charge-offs
	September 30 2021	December 31 2020	September 30 2021	December 31 2020	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2021	2020	2021	2020
California	$12,248	$12,543	$81	$166	$60	$92	$273	$347
Florida	7,504	7,666	64	135	46	66	205	252
Texas	6,483	6,499	44	87	30	45	132	166
New York	4,488	4,654	32	76	24	43	116	154
Washington	3,840	3,685	12	21	7	12	32	47
Other	42,306	43,661	217	418	154	251	685	978
Total credit card portfolio	$76,869	$78,708	$450	$903	$321	$509	$1,443	$1,944
(1)For information on our interest accrual policies and delinquency status for loan modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
Direct/Indirect Consumer
At September 30, 2021, 48 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and recreational vehicle lending) and 52 percent was included in GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio increased by $8.5 billion during the nine months ended September 30, 2021 to $99.8 billion driven by client demand for liquidity and high asset values in the securities-based lending portfolio.

33 Bank of America

Table 24 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 24	Direct/Indirect State Concentrations

	Outstandings		Accruing Past Due 90 Days or More (1)		Net Charge-offs
	September 30 2021	December 31 2020	September 30 2021	December 31 2020	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2021	2020	2021	2020
California	$14,225	$12,248	$1	$6	$(2)	$2	$3	$13
Florida	12,590	10,891	1	4	(2)	3	—	14
Texas	9,402	8,981	1	6	(4)	4	2	13
New York	7,511	6,609	1	2	1	2	4	6
New Jersey	3,988	3,572	—	—	—	—	(1)	1
Other	52,129	49,062	4	15	(11)	7	(4)	37
Total direct/indirect loan portfolio	$99,845	$91,363	$8	$33	$(18)	$18	$4	$84
(1)For information on our interest accrual policies and delinquency status for loan modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 25 presents nonperforming consumer loans, leases and foreclosed properties activity for the three and nine months ended September 30, 2021 and 2020. During the nine months ended September 30, 2021, nonperforming consumer loans increased $292 million to $3.0 billion primarily driven by consumer real estate deferral activity.
At September 30, 2021, $857 million, or 28 percent of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at September 30, 2021, $1.6 billion, or 52 percent of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties decreased $36 million during the nine months ended September 30, 2021 to $87 million. Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties. Nonperforming TDRs are included in Table 25.

Table 25	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020
Nonperforming loans and leases, beginning of period	$3,044	$2,191	$2,725	$2,053
Additions	353	587	1,635	1,418
Reductions:
Paydowns and payoffs	(163)	(113)	(446)	(303)
Sales	(1)	—	(3)	(31)
Returns to performing status (1)	(201)	(291)	(839)	(689)
Charge-offs	(12)	(13)	(49)	(62)
Transfers to foreclosed properties	(3)	(4)	(6)	(29)
Total net additions/(reductions) to nonperforming loans and leases	(27)	166	292	304
Total nonperforming loans and leases, September 30	3,017	2,357	3,017	2,357
Foreclosed properties, September 30 (2)	87	135	87	135
Nonperforming consumer loans, leases and foreclosed properties, September 30	$3,104	$2,492	$3,104	$2,492
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (3)	0.71%	0.54%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (3)	0.73	0.57
(1)Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.
(2)Foreclosed property balances do not include properties insured by certain government-guaranteed loans, principally FHA-insured, of $55 million and $131 million at September 30, 2021 and 2020.
(3)Outstanding consumer loans and leases exclude loans accounted for under the fair value option.

Bank of America 34

Table 26 presents TDRs for the consumer real estate portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 25.

Table 26	Consumer Real Estate Troubled Debt Restructurings

	September 30, 2021			December 31, 2020
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Residential mortgage (1, 2)	$1,530	$2,422	$3,952	$1,195	$2,899	$4,094
Home equity (3)	265	692	957	248	836	1,084
Total consumer real estate troubled debt restructurings	$1,795	$3,114	$4,909	$1,443	$3,735	$5,178
(1)At September 30, 2021 and December 31, 2020, residential mortgage TDRs deemed collateral dependent totaled $1.7 billion and $1.4 billion, and included $1.4 billion and $1.0 billion of loans classified as nonperforming and $297 million and $361 million of loans classified as performing.
(2)At September 30, 2021 and December 31, 2020, residential mortgage performing TDRs include $1.3 billion and $1.5 billion of loans that were fully-insured.
(3)At September 30, 2021 and December 31, 2020, home equity TDRs deemed collateral dependent totaled $390 million and $407 million, and include $232 million and $216 million of loans classified as nonperforming and $158 million and $191 million of loans classified as performing.
In addition to modifying consumer real estate loans, we work with customers who are experiencing financial difficulty by modifying credit card and other consumer loans. Credit card and other consumer loan modifications generally involve a reduction in the customer’s interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months.
Modifications of credit card and other consumer loans are made through programs utilizing direct customer contact, but may also utilize external programs. At September 30, 2021 and December 31, 2020, our credit card and other consumer TDR portfolio was $654 million and $701 million, of which $590 million and $614 million were current or less than 30 days past due under the modified terms.
Commercial Portfolio Credit Risk Management
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure continue to be aligned with our risk appetite. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 31, 34 and 37 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, see Table 34 and Commercial Portfolio Credit Risk Management – Industry Concentrations on page 39.
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
Commercial Credit Portfolio
During the nine months ended September 30, 2021, commercial credit quality improved as the economic recovery gained momentum amid COVID-19 containment and vaccination progress. Accordingly, charge-offs, nonperforming commercial loans and reservable criticized utilized exposure declined during this period. Outstanding commercial loans and leases increased $5.2 billion during the nine months ended September 30, 2021 due to growth in commercial and industrial, primarily in Global Markets with most of the increase in investment grade exposures. This increase was largely offset by lower U.S. small business commercial loans due to PPP forgiveness. For more information on PPP loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
Credit quality of commercial real estate borrowers has begun to stabilize in many sectors as economies have reopened. However, certain sectors, including hospitality, while showing signs of improvement, continue to be negatively impacted due to the pandemic. Moreover, many real estate markets, while improving, are still experiencing some disruptions in demand, supply chain challenges and tenant difficulties. Current and future office demand is uncertain as companies evaluate space needs with employment models that utilize a mix of remote and conventional office use.
The commercial allowance for loan and lease losses decreased $2.8 billion during the nine months ended September 30, 2021 to $6.0 billion driven by improvements in the macroeconomic outlook and credit quality. For more information, see Allowance for Credit Losses on page 42.
Total commercial utilized credit exposure decreased $4.9 billion during the nine months ended September 30, 2021 to $615.4 billion primarily driven by lower derivative assets. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 55 percent at September 30, 2021 and 57 percent at December 31, 2020.
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

35 Bank of America

Table 27	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	September 30 2021	December 31 2020	September 30 2021	December 31 2020	September 30 2021	December 31 2020
Loans and leases	$504,264	$499,065	$446,891	$404,740	$951,155	$903,805
Derivative assets (5)	40,829	47,179	—	—	40,829	47,179
Standby letters of credit and financial guarantees	33,766	34,616	829	538	34,595	35,154
Debt securities and other investments	20,738	22,618	5,448	4,827	26,186	27,445
Loans held-for-sale	7,440	8,378	24,674	9,556	32,114	17,934
Operating leases	5,885	6,424	—	—	5,885	6,424
Commercial letters of credit	1,299	855	511	280	1,810	1,135
Other	1,146	1,168	—	—	1,146	1,168
Total	$615,367	$620,303	$478,353	$419,941	$1,093,720	$1,040,244
(1)Commercial utilized exposure includes loans of $7.0 billion and $5.9 billion and issued letters of credit with a notional amount of $86 million and $89 million accounted for under the fair value option at September 30, 2021 and December 31, 2020.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $4.9 billion and $3.9 billion at September 30, 2021 and December 31, 2020.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.3 billion and $10.5 billion at September 30, 2021 and December 31, 2020.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $31.2 billion and $42.5 billion at September 30, 2021 and December 31, 2020. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $39.9 billion and $39.3 billion at September 30, 2021 and December 31, 2020, which consists primarily of other marketable securities.
Nonperforming commercial loans decreased $530 million and commercial reservable criticized utilized exposure decreased $14.5 billion, which was broad-based across industries. Table 28 presents our commercial loans and leases portfolio and related credit quality information at September 30, 2021 and December 31, 2020.

Table 28	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2021	December 31 2020	September 30 2021	December 31 2020	September 30 2021	December 31 2020
Commercial and industrial:
U.S. commercial	$295,927	$288,728	$909	$1,243	$84	$228
Non-U.S. commercial	102,850	90,460	272	418	60	10
Total commercial and industrial	398,777	379,188	1,181	1,661	144	238
Commercial real estate	60,723	60,364	414	404	5	6
Commercial lease financing	15,044	17,098	70	87	11	25
	474,544	456,650	1,665	2,152	160	269
U.S. small business commercial (1)	22,770	36,469	32	75	64	115
Commercial loans excluding loans accounted for under the fair value option	497,314	493,119	$1,697	$2,227	$224	$384
Loans accounted for under the fair value option (2)	6,950	5,946
Total commercial loans and leases	$504,264	$499,065
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option include U.S. commercial of $4.5 billion and $2.9 billion and non-U.S. commercial of $2.4 billion and $3.0 billion at September 30, 2021 and December 31, 2020. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
Table 29 presents net charge-offs and related ratios for our commercial loans and leases for the three and nine months ended September 30, 2021 and 2020.

Table 29	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Commercial and industrial:
U.S. commercial	$15	$154	$(4)	$536	0.02%	0.20%	—%	0.23%
Non-U.S. commercial	1	57	41	90	—	0.23	0.06	0.11
Total commercial and industrial	16	211	37	626	0.02	0.21	0.01	0.20
Commercial real estate	—	106	28	169	—	0.66	0.06	0.35
Commercial lease financing	(1)	24	(1)	60	—	0.53	—	0.43
	15	341	64	855	0.01	0.28	0.02	0.23
U.S. small business commercial	119	67	282	215	1.76	0.69	1.16	1.01
Total commercial	$134	$408	$346	$1,070	0.11	0.31	0.09	0.27
(1)Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.

Bank of America 36

Table 30 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure decreased $14.5 billion during the nine months ended September 30, 2021, which was broad-based across industries. At September 30, 2021 and December 31, 2020, 85 percent and 79 percent of commercial reservable criticized utilized exposure was secured.

Table 30		Commercial Reservable Criticized Utilized Exposure (1, 2)

(Dollars in millions)	September 30, 2021		December 31, 2020
Commercial and industrial:
U.S. commercial	$12,275	3.78%	$21,388	6.83%
Non-U.S. commercial	2,904	2.69	5,051	5.03
Total commercial and industrial	15,179	3.51	26,439	6.40
Commercial real estate	7,933	12.70	10,213	16.42
Commercial lease financing	404	2.68	714	4.18
	23,516	4.61	37,366	7.59
U.S. small business commercial	626	2.75	1,300	3.56
Total commercial reservable criticized utilized exposure	$24,142	4.53	$38,666	7.31
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $22.9 billion and $36.6 billion and commercial letters of credit of $1.2 billion and $2.1 billion at September 30, 2021 and December 31, 2020.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.
Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At September 30, 2021, 62 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 21 percent in Global Markets, 16 percent in GWIM (loans that provide financing for asset purchases, business investments and other liquidity needs for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $7.2 billion during the nine months ended September 30, 2021 driven by Global Markets. Reservable criticized utilized exposure decreased $9.1 billion, which was broad-based across industries.
Non-U.S. Commercial
At September 30, 2021, 71 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 29 percent in Global Markets. Non-U.S. commercial loans increased $12.4 billion during the nine months ended September 30, 2021 primarily in Global Markets. For information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 41.

Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans remained relatively unchanged at $60.7 billion as of September 30, 2021. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 22 percent and 23 percent of the commercial real estate portfolio at September 30, 2021 and December 31, 2020. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms.
For the three and nine months ended September 30, 2021 and 2020, we continued to see low default rates and varying degrees of improvement in the portfolio. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures for management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.

37 Bank of America

Table 31 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 31	Outstanding Commercial Real Estate Loans

(Dollars in millions)	September 30 2021	December 31 2020
By Geographic Region
California	$13,559	$14,028
Northeast	13,057	11,628
Southwest	7,762	8,551
Southeast	6,630	6,588
Florida	4,316	4,294
Illinois	2,906	2,594
Midwest	2,487	3,483
Midsouth	2,265	2,370
Northwest	1,574	1,634
Non-U.S.	4,101	3,187
Other	2,066	2,007
Total outstanding commercial real estate loans	$60,723	$60,364
By Property Type
Non-residential
Office	$18,327	$17,667
Industrial / Warehouse	9,292	8,330
Multi-family rental	7,780	7,051
Shopping centers /Retail	6,642	7,931
Hotel / Motels	6,364	7,226
Unsecured	3,137	2,336
Multi-use	1,294	1,460
Other	6,700	7,146
Total non-residential	59,536	59,147
Residential	1,187	1,217
Total outstanding commercial real estate loans	$60,723	$60,364
U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking, and includes $8.4 billion and $22.7 billion of PPP loans outstanding at September 30, 2021 and December 31, 2020. The decline of $14.3 billion in PPP loans during the nine months ended September 30, 2021 was due to repayment of the loans by the Small Business
Administration under the terms of the program. Excluding PPP, credit card-related products were 51 percent and 50 percent of the U.S. small business commercial portfolio at September 30, 2021 and December 31, 2020 and represented 100 percent and 96 percent of net charge-offs for the three and nine months ended September 30, 2021 compared to 93 percent for the three and nine months ended September 30, 2020.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 32 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and nine months ended September 30, 2021 and 2020. Nonperforming loans do not include loans accounted for under the fair value option. During the nine months ended September 30, 2021, nonperforming commercial loans and leases decreased $530 million to $1.7 billion. At September 30, 2021, 82 percent of commercial nonperforming loans, leases and foreclosed properties were secured and 65 percent were contractually current. Commercial nonperforming loans were carried at 87 percent of their unpaid principal balance, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

Bank of America 38

Table 32	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020
Nonperforming loans and leases, beginning of period	$1,863	$2,202	$2,227	$1,499
Additions	275	656	1,250	2,326
Reductions:
Paydowns	(297)	(216)	(873)	(605)
Sales	(29)	(50)	(128)	(76)
Returns to performing status (3)	(82)	(21)	(169)	(45)
Charge-offs	(33)	(367)	(219)	(895)
Transfers to loans held-for-sale	—	(11)	(391)	(11)
Total net additions (reductions) to nonperforming loans and leases	(166)	(9)	(530)	694
Total nonperforming loans and leases, September 30	1,697	2,193	1,697	2,193
Foreclosed properties, September 30	30	45	30	45
Nonperforming commercial loans, leases and foreclosed properties, September 30	$1,727	$2,238	$1,727	$2,238
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.34%	0.43%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.35	0.44
(1)Balances do not include nonperforming loans held-for-sale of $279 million and $184 million at September 30, 2021 and 2020.
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
not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due.

Table 33	Commercial Troubled Debt Restructurings

	September 30, 2021			December 31, 2020
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Commercial and industrial:
U.S. commercial	$377	$776	$1,153	$509	$850	$1,359
Non-U.S. commercial	65	30	95	49	119	168
Total commercial and industrial	442	806	1,248	558	969	1,527
Commercial real estate	158	440	598	137	—	137
Commercial lease financing	34	8	42	42	2	44
	634	1,254	1,888	737	971	1,708
U.S. small business commercial	—	35	35	—	29	29
Total commercial troubled debt restructurings	$634	$1,289	$1,923	$737	$1,000	$1,737
Industry Concentrations
Table 34 presents commercial committed and utilized credit exposure by industry. For information on net notional credit protection purchased to hedge funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, see Commercial Portfolio Credit Risk Management – Risk Mitigation.
Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $53.5 billion, or five percent, during the nine months ended September 30, 2021 to $1.1 trillion. The increase in commercial committed exposure was concentrated in Asset managers and funds, Finance companies, Capital goods and Individuals and trusts industry sectors. Increases were partially offset by decreased exposure to the Government and public education and Automobiles and components industry sectors.
For information on industry limits, see Commercial Portfolio Credit Risk Management – Industry Concentrations in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
Asset managers and funds, our largest industry concentration with committed exposure of $132.2 billion, increased $31.9 billion, or 32 percent, during the nine months ended September 30, 2021, which was primarily driven by secured investment grade exposures.
Real estate, our second largest industry concentration with committed exposure of $94.5 billion, increased $2.7 billion, or three percent, during the nine months ended September 30, 2021. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 37.
Capital goods, our third largest industry concentration with committed exposure of $87.0 billion, increased $6.2 billion, or eight percent, during the nine months ended September 30, 2021 with the growth largely occurring in building products, machinery and trading companies and distributors.
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

39 Bank of America

Table 34	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	September 30 2021	December 31 2020	September 30 2021	December 31 2020
Asset managers & funds	$84,420	$67,360	$132,205	$100,296
Real estate (3)	67,925	68,967	94,462	91,730
Capital goods	40,501	39,807	87,011	80,815
Finance companies	49,979	46,948	78,110	70,004
Healthcare equipment and services	30,442	33,488	59,632	57,540
Materials	24,629	24,516	53,967	50,757
Government & public education	37,468	41,669	49,730	56,212
Consumer services	27,856	31,993	48,559	47,997
Retailing	22,882	23,700	47,037	48,306
Food, beverage and tobacco	21,813	22,755	44,508	44,417
Commercial Services And Supplies	19,192	21,107	38,222	38,092
Individuals And Trusts	28,379	24,727	38,119	34,036
Energy	14,850	13,930	33,378	32,974
Utilities	14,475	12,387	32,975	29,234
Transportation	21,862	23,126	32,753	33,082
Media	12,450	12,632	26,521	24,120
Technology hardware and equipment	9,866	9,935	25,520	24,196
Software and services	9,553	10,853	24,549	22,524
Global commercial banks	19,017	20,544	21,168	22,595
Consumer durables and apparel	9,028	9,232	20,243	20,223
Telecommunication services	8,435	9,411	19,072	15,605
Pharmaceuticals and biotechnology	4,534	4,830	17,672	15,901
Automobiles and components	9,104	10,792	16,967	20,575
Vehicle dealers	9,282	15,028	15,247	18,696
Insurance	4,977	5,772	13,381	13,277
Food and staples retailing	5,322	5,209	11,424	11,795
Financial markets infrastructure (clearinghouses)	3,680	4,939	5,905	8,648
Religious and social organizations	3,446	4,646	5,383	6,597
Total commercial credit exposure by industry	$615,367	$620,303	$1,093,720	$1,040,244
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.3 billion and $10.5 billion at September 30, 2021 and December 31, 2020.
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
At September 30, 2021 and December 31, 2020, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $3.7 billion and $4.2 billion. For these same positions, we recorded net losses of $18 million and $86 million for the three and nine months ended September 30, 2021 compared to net losses of $104 million and $106 million for the same periods in 2020. The gains and losses on these instruments were offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 40. For more information, see Trading Risk Management on page 44.
Tables 35 and 36 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at September 30, 2021 and December 31, 2020.

Table 35	Net Credit Default Protection by Maturity

	September 30 2021	December 31 2020
Less than or equal to one year	37%	65%
Greater than one year and less than or equal to five years	60	34
Greater than five years	3	1
Total net credit default protection	100%	100%

Bank of America 40

Table 36	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
(Dollars in millions)	September 30, 2021		December 31, 2020
Ratings (2, 3)
A	$(350)	9.4%	$(250)	6.0%
BBB	(1,423)	38.3	(1,856)	44.5
BB	(854)	23.0	(1,363)	32.7
B	(650)	17.5	(465)	11.2
CCC and below	(138)	3.7	(182)	4.4
NR (4)	(303)	8.1	(54)	1.2
Total net credit default protection	$(3,718)	100.0%	$(4,170)	100.0%
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
Table 37 presents our 20 largest non-U.S. country exposures at September 30, 2021. These exposures accounted for 91 percent and 90 percent of our total non-U.S. exposure at September 30, 2021 and December 31, 2020. Net country exposure for these 20 countries increased $26.1 billion during the nine months ended September 30, 2021. The majority of the increase was due to higher deposits with central banks in Japan and Ireland, and increased corporate exposure in Canada, Spain and Sweden.

Table 37	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at September 30 2021	Hedges and Credit Default Protection	Net Country Exposure at September 30 2021	Increase (Decrease) from December 31 2020
United Kingdom	$31,193	$17,767	$6,891	$2,903	$58,754	$(1,135)	$57,619	$(1,853)
Germany	23,506	11,439	1,404	1,704	38,053	(1,775)	36,278	(8,625)
Canada	8,249	12,936	1,853	3,641	26,679	(363)	26,316	5,182
Japan	19,811	1,412	2,663	1,921	25,807	(704)	25,103	7,607
France	12,673	8,668	1,211	3,012	25,564	(871)	24,693	3,902
Australia	8,139	6,462	717	2,767	18,085	(176)	17,909	4,822
China	10,103	225	954	1,009	12,291	(372)	11,919	(1,501)
Brazil	6,188	1,005	446	4,123	11,762	(180)	11,582	1,289
Netherlands	6,006	3,412	861	1,007	11,286	(446)	10,840	1,156
Singapore	3,923	503	302	5,443	10,171	(54)	10,117	835
Switzerland	5,167	3,084	240	392	8,883	(258)	8,625	1,730
South Korea	5,536	861	678	1,414	8,489	(141)	8,348	(203)
Ireland	6,765	1,021	152	191	8,129	(45)	8,084	3,919
Spain	2,715	4,233	461	931	8,340	(393)	7,947	3,131
India	5,596	171	464	1,739	7,970	(190)	7,780	(31)
Hong Kong	5,656	225	450	1,143	7,474	(18)	7,456	919
Sweden	1,163	5,355	212	322	7,052	(142)	6,910	4,354
Mexico	4,247	1,374	119	778	6,518	(296)	6,222	(65)
Italy	2,564	1,688	515	1,492	6,259	(563)	5,696	4
Belgium	2,643	1,291	355	364	4,653	(202)	4,451	(516)
Total top 20 non-U.S. countries exposure	$171,843	$83,132	$20,948	$36,296	$312,219	$(8,324)	$303,895	$26,056
In light of the global pandemic and considerations related to the ongoing economic recovery, including supply chain disruptions and inflationary pressures, we continue to manage our non-U.S. exposure closely in impacted regions while supporting the needs of our clients. While vaccines have become more widely available in certain countries, the magnitude and duration of the pandemic and its full impact on the global economy continue to be highly uncertain. For more information on the pandemic, see Item 1A. Risk Factors – Coronavirus Disease and Executive Summary – Recent Developments – COVID-19 Pandemic of the Corporation’s 2020 Annual Report on Form 10-K.

41 Bank of America

Allowance for Credit Losses
The allowance for credit losses decreased $6.0 billion from December 31, 2020 to $14.7 billion at September 30, 2021, which included a $3.1 billion reserve decrease related to the commercial portfolio and a $2.9 billion reserve decrease related to the consumer portfolio. The decreases were primarily driven by improvements in the macroeconomic outlook and credit quality.
Table 38 presents an allocation of the allowance for credit losses by product type for September 30, 2021 and December 31, 2020.

Table 38	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	September 30, 2021			December 31, 2020
Allowance for loan and lease losses
Residential mortgage	$353	2.68%	0.16%	$459	2.44%	0.21%
Home equity	202	1.54	0.70	399	2.12	1.16
Credit card	6,055	46.04	7.88	8,420	44.79	10.70
Direct/Indirect consumer	541	4.11	0.54	752	4.00	0.82
Other consumer	43	0.33	n/m	41	0.22	n/m
Total consumer	7,194	54.70	1.70	10,071	53.57	2.35
U.S. commercial (2)	3,235	24.59	1.02	5,043	26.82	1.55
Non-U.S. commercial	1,032	7.84	1.00	1,241	6.60	1.37
Commercial real estate	1,621	12.32	2.67	2,285	12.15	3.79
Commercial lease financing	73	0.55	0.48	162	0.86	0.95
Total commercial	5,961	45.30	1.20	8,731	46.43	1.77
Allowance for loan and lease losses	13,155	100.00%	1.43	18,802	100.00%	2.04
Reserve for unfunded lending commitments	1,538			1,878
Allowance for credit losses	$14,693			$20,680
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $1.4 billion and $1.5 billion at September 30, 2021 and December 31, 2020.
n/m = not meaningful
Net charge-offs for the three and nine months ended September 30, 2021 were $463 million and $1.9 billion compared to $972 million and $3.2 billion for the same periods in 2020 driven by decreases across most products. The provision for credit losses decreased $2.0 billion to a $624 million benefit, and $15.4 billion to a $4.1 billion benefit, for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The allowance for credit losses had a reserve release of $6.0 billion for the nine months ended September 30, 2021, primarily driven by improvements in the macroeconomic outlook and credit quality. The provision for credit losses for the consumer portfolio, including unfunded lending commitments, decreased $214 million to an expense of $81 million and $6.4 billion to a benefit of $1.4 billion for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The provision for credit losses for the commercial portfolio, including unfunded lending commitments, decreased $1.8 billion to a $705 million benefit and $9.0 billion to a $2.7 billion benefit for the three and nine months ended September 30, 2021 compared to the same periods in 2020.
Table 39 presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for the three and nine months ended September 30, 2021 and 2020. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles of the Corporation's 2020 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

Bank of America 42

Table 39	Allowance for Credit Losses

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2021	2020	2021	2020
Allowance for loan and lease losses, January 1		$14,095	$19,389	$18,802	$12,358
Loans and leases charged off
Residential mortgage		(7)	(5)	(27)	(28)
Home equity		(8)	(8)	(33)	(47)
Credit card		(495)	(665)	(1,956)	(2,407)
Direct/Indirect consumer		(59)	(75)	(229)	(277)
Other consumer		(72)	(70)	(217)	(232)
Total consumer charge-offs		(641)	(823)	(2,462)	(2,991)
U.S. commercial (1)		(159)	(279)	(509)	(870)
Non-U.S. commercial		(2)	(57)	(44)	(91)
Commercial real estate		(4)	(106)	(38)	(170)
Commercial lease financing		—	(28)	—	(68)
Total commercial charge-offs		(165)	(470)	(591)	(1,199)
Total loans and leases charged off		(806)	(1,293)	(3,053)	(4,190)
Recoveries of loans and leases previously charged off
Residential mortgage		14	11	44	55
Home equity		42	28	126	92
Credit card		174	156	513	463
Direct/Indirect consumer		77	57	225	193
Other consumer		5	7	19	18
Total consumer recoveries		312	259	927	821
U.S. commercial (2)		25	58	231	119
Non-U.S. commercial		1	—	3	1
Commercial real estate		4	—	10	1
Commercial lease financing		1	4	1	8
Total commercial recoveries		31	62	245	129
Total recoveries of loans and leases previously charged off		343	321	1,172	950
Net charge-offs		(463)	(972)	(1,881)	(3,240)
Provision for loan and lease losses		(475)	1,180	(3,766)	10,480
Other		(2)	(1)	—	(2)
Allowance for loan and lease losses, September 30		13,155	19,596	13,155	19,596
Reserve for unfunded lending commitments, January 1		1,687	1,702	1,878	1,123
Provision for unfunded lending commitments		(149)	209	(339)	787
Other		—	(1)	(1)	—
Reserve for unfunded lending commitments, September 30		1,538	1,910	1,538	1,910
Allowance for credit losses, September 30		$14,693	$21,506	$14,693	$21,506

Loan and allowance ratios (3):
Loans and leases outstanding at September 30		$920,170	$947,938	$920,170	$947,938
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at September 30		1.43%	2.07%	1.43%	2.07%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at September 30		1.70	2.43	1.70	2.43
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at September 30		1.20	1.75	1.20	1.75
Average loans and leases outstanding		$913,113	$965,836	$905,214	$989,839
Annualized net charge-offs as a percentage of average loans and leases outstanding		0.20%	0.40%	0.28%	0.44%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at September 30		279	431	279	431
Ratio of the allowance for loan and lease losses at September 30 to net charge-offs		7.16	5.07	5.23	4.53
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at September 30 (4)		$7,375	$10,331	$7,375	$10,331
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at September 30 (4)		123%	204%	123%	204%
(1)Includes U.S. small business commercial charge-offs of $137 million and $343 million for the three and nine months ended September 30, 2021 compared to $77 million and $247 million for the same periods in 2020.
(2)Includes U.S. small business commercial recoveries of $18 million and $61 million for the three and nine months ended September 30, 2021 compared to $10 million and $32 million for the same periods in 2020.
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

43 Bank of America

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
Table 40 presents period-end, average, high and low daily trading VaR for the three months ended September 30, 2021, June 30, 2021 and September 30, 2020 using a 99 percent confidence level, as well as average daily trading VaR for the nine months ended September 30, 2021 and 2020. The amounts disclosed in Table 40 and Table 41 align to the view of covered positions used in the Basel 3 capital calculations. Foreign exchange and commodity positions are always considered covered positions, regardless of trading or banking treatment for the trade, except for structural foreign currency positions that are excluded with prior regulatory approval.
The average of total covered positions and less liquid trading positions portfolio VaR decreased for the three months ended September 30, 2021 compared to the prior-year period primarily due to an increase in diversification benefit between asset classes.

Table 40	Market Risk VaR for Trading Activities

	Three Months Ended												Nine Months Ended September 30
	September 30, 2021				June 30, 2021				September 30, 2020
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	2021 Average	2020 Average
Foreign exchange	$12	$13	$21	$9	$15	$16	$20	$10	$7	$7	$25	$5	$13	$7
Interest rate	33	32	48	20	37	58	80	30	14	18	27	13	42	18
Credit	72	66	80	54	77	73	84	58	61	62	68	54	68	54
Equity	32	24	32	19	23	23	27	20	16	17	22	12	24	26
Commodities	6	8	11	5	9	8	12	4	4	6	10	4	8	6
Portfolio diversification	(94)	(91)	—	—	(106)	(119)	—	—	(71)	(56)	—	—	(101)	(58)
Total covered positions portfolio	61	52	71	41	55	59	73	47	31	54	96	31	54	53
Impact from less liquid exposures	40	26	—	—	23	18	—	—	50	55	—	—	22	26
Total covered positions and less liquid trading positions portfolio	101	78	123	51	78	77	119	52	81	109	149	55	76	79
Fair value option loans	50	45	54	31	50	50	55	42	71	62	72	54	50	48
Fair value option hedges	18	17	20	14	14	16	17	14	11	13	15	11	15	13
Fair value option portfolio diversification	(44)	(36)	—	—	(34)	(37)	—	—	(27)	(32)	—	—	(32)	(24)
Total fair value option portfolio	24	26	33	23	30	29	31	24	55	43	58	34	33	37
Portfolio diversification	(21)	(12)	—	—	(14)	(9)	—	—	(10)	(18)	—	—	(7)	(14)
Total market-based portfolio	$104	$92	141	60	$94	$97	146	64	$126	$134	160	99	$102	$102
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

Bank of America 44

Additional VaR statistics produced within our single VaR model are provided in Table 41 at the same level of detail as in Table 40. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio, as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 41 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for the three months ended September 30, 2021, June 30, 2021 and September 30, 2020.

Table 41	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	Three Months Ended
	September 30, 2021		June 30, 2021		September 30, 2020
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$13	$9	$16	$9	$7	$4
Interest rate	32	16	58	28	18	8
Credit	66	20	73	21	62	18
Equity	24	11	23	12	17	9
Commodities	8	4	8	4	6	3
Portfolio diversification	(91)	(35)	(119)	(44)	(56)	(25)
Total covered positions portfolio	52	25	59	30	54	17
Impact from less liquid exposures	26	3	18	2	55	5
Total covered positions and less liquid trading positions portfolio	78	28	77	32	109	22
Fair value option loans	45	10	50	11	62	14
Fair value option hedges	17	9	16	9	13	6
Fair value option portfolio diversification	(36)	(9)	(37)	(10)	(32)	(7)
Total fair value option portfolio	26	10	29	10	43	13
Portfolio diversification	(12)	(6)	(9)	(6)	(18)	(7)
Total market-based portfolio	$92	$32	$97	$36	$134	$28
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. For more information on our backtesting process, see Trading Risk Management – Backtesting in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
During the three and nine months ended September 30, 2021, there was one day where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period.
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
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended September 30, 2021 compared to the three months ended June 30, 2021 and March 31, 2021. During the three months ended September 30, 2021, positive trading-related revenue was recorded for 95 percent of the trading days, of which 82 percent were daily trading gains of over $25 million. This compares to the three months ended June 30, 2021 where positive trading-related revenue was recorded for 100 percent of the trading days, of which 77 percent were daily trading gains of over $25 million. During the three months ended March 31, 2021, positive trading-related revenue was recorded for 98 percent of the trading days, of which 94 percent were daily trading gains over $25 million.

Histogram of Daily Trading-related Revenue
30
25
20
15
10
5
0
Number of Days
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Three Months Ended Mar 31, 2021
Three Months Ended Jun 30, 2021
Three Months Ended Sep 30, 2021

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

45 Bank of America

Interest Rate Risk Management for the Banking Book
The following discussion presents net interest income for banking book activities. For more information, see Interest Rate Risk Management for the Banking Book in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K.
Table 42 presents the spot and 12-month forward rates used in our baseline forecasts at September 30, 2021 and December 31, 2020.

Table 42	Forward Rates

	September 30, 2021
	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	0.25%	0.13%	1.51%
12-month forward rates	0.25	0.30	1.67

	December 31, 2020
Spot rates	0.25%	0.24%	0.93%
12-month forward rates	0.25	0.19	1.06
Table 43 shows the pretax impact to forecasted net interest income over the next 12 months from September 30, 2021 and December 31, 2020 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically, we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment. The interest rate scenarios also assume U.S. dollar rates are floored at zero.
During the nine months ended September 30, 2021, the decrease in asset sensitivity of our balance sheet to Up-rate and Down-rate scenarios was primarily due to ALM activity and an increase in long-end rates. We continue to be asset sensitive to a parallel upward move in interest rates with the majority of that impact coming from the short end of the yield curve. Additionally, higher interest rates impact the fair value of debt securities and, accordingly, for debt securities classified as AFS, may adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital is reduced over time by offsetting positive impacts to net interest income. For more information on Basel 3, see Capital Management – Regulatory Capital on page 22.

Table 43	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes

	Short Rate (bps)	Long Rate (bps)
(Dollars in millions)			September 30 2021	December 31 2020
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$7,163	$10,468
-25 bps instantaneous shift	-25	-25	(2,031)	(2,766)
Flatteners
Short-end instantaneous change	+100	—	4,931	6,321
Long-end instantaneous change	—	-25	(1,064)	(1,686)
Steepeners
Short-end instantaneous change	-25	—	(942)	(1,084)
Long-end instantaneous change	—	+100	2,440	4,333
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

Bank of America 46

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
During the three and nine months ended September 30, 2021, we recorded gains of $13 million and $35 million related to the change in fair value of the MSRs, IRLCs and LHFS, net of gains and losses on the hedge portfolio, compared to gains of $85 million and $313 million for the same periods in 2020. For more information on MSRs, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.
Climate Risk Management
Climate-related risks consist of two major categories: (1) risks related to the transition to a low-carbon economy, and (2) risks related to the physical impacts of climate change. The financial effects of transition risk can lead to and amplify credit risk. Physical risk can also lead to increased credit risk by diminishing borrowers’ repayment capacity or collateral values. As climate risk is interconnected with all key risk types, we have developed and continue to enhance processes to embed climate risk considerations into our Risk Framework and risk management programs established for strategic, credit, market, liquidity, compliance, operational and reputational risks. For more information on our governance framework and climate risk process, see the Managing Risk and Climate Risk Management sections in the MD&A of the Corporation’s 2020 Annual Report on Form 10-K. For additional information on climate risk, see Item 1A. Risk Factors of the Corporation’s 2020 Annual Report on Form 10-K. For information on our climate-related metrics that align with Stakeholder Capitalism Metrics published by the International Business Council of the World Economic Forum, see our Annual Report 2020 on the Bank of America website (the content of which is not incorporated by reference into this Quarterly Report on Form 10-Q).
Our Environmental and Social Risk Policy (ESRP) Framework aligns with our Risk Framework and provides additional clarity and transparency regarding our approach to environmental and social risks, inclusive of climate risk. Effective management of climate risk requires coordinated governance, clearly defined roles and responsibilities, and well-developed processes to identify, measure, monitor and control that risk appropriately and in a timely manner, all of which remain key areas of focus, as we continue to build out and enhance our capabilities in this area.

As outlined in our ESRP Framework, we are focused on supporting and financing areas critical to the transition to a low-carbon society. Accordingly, we have a goal, publicly announced in early 2021, to achieve net-zero greenhouse gas emissions in our financing activities, operations and supply chain before 2050. More broadly, achieving this goal will require technological advances, clearly defined roadmaps for industry sectors, public policies, including those that improve cost of capital for net-zero transition and better emissions data reporting, as well as ongoing, strong and active engagement with clients, suppliers, investors, government officials and other stakeholders. In 2021, we also announced a goal to deploy and mobilize $1 trillion by 2030 to accelerate the transition to a low-carbon, sustainable economy by providing lending, capital raising, advisory and investment services, and by developing other client driven financial solutions. This latter commitment anchors a broader $1.5 trillion sustainable finance goal to support both environmental transition and social inclusive development, which spans business activities across the globe. These goals are intended to help drive business opportunities and enhance risk management related to the transition to a low-carbon economy. Given the extended period of these goals, our initiatives have not resulted in a significant effect on our results of operations or financial condition in the relevant periods presented herein, and are not expected to have a significant effect in the near term.
The foregoing discussion regarding our goals and commitments with respect to climate risk management, including environmental transition considerations, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future results or performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.
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

47 Bank of America

Non-GAAP Reconciliations
Table 44 provides reconciliations of certain non-GAAP financial measures to the most closely related GAAP financial measures.

Table 44	Period-end and Average Supplemental Financial Data and Reconciliations to GAAP Financial Measures (1)

	Period-end		Average
	September 30 2021	December 31 2020	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)			2021	2020	2021	2020
Shareholders’ equity	$272,464	$272,924	$275,484	$267,323	$274,726	$266,062
Goodwill	(69,023)	(68,951)	(69,023)	(68,951)	(68,999)	(68,951)
Intangible assets (excluding MSRs)	(2,172)	(2,151)	(2,185)	(1,976)	(2,181)	(1,758)
Related deferred tax liabilities	913	920	915	855	916	791
Tangible shareholders’ equity	$202,182	$202,742	$205,191	$197,251	$204,462	$196,144
Preferred stock	(23,441)	(24,510)	(23,441)	(23,427)	(23,837)	(23,437)
Tangible common shareholders’ equity	$178,741	$178,232	$181,750	$173,824	$180,625	$172,707

Total assets	$3,085,446	$2,819,627
Goodwill	(69,023)	(68,951)
Intangible assets (excluding MSRs)	(2,172)	(2,151)
Related deferred tax liabilities	913	920
Tangible assets	$3,015,164	$2,749,445
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Bank of America 48

Part I. Financial Information
Item 1. Financial Statements
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share information)	2021	2020	2021	2020
Net interest income
Interest income	$12,336	$11,486	$35,118	$40,124
Interest expense	1,242	1,357	3,594	7,017
Net interest income	11,094	10,129	31,524	33,107

Noninterest income
Fees and commissions	9,915	8,777	29,156	25,490
Market making and similar activities	2,005	1,689	7,360	6,983
Other income	(248)	(259)	(987)	(151)
Total noninterest income	11,672	10,207	35,529	32,322
Total revenue, net of interest expense	22,766	20,336	67,053	65,429

Provision for credit losses	(624)	1,389	(4,105)	11,267

Noninterest expense
Compensation and benefits	8,714	8,200	27,103	24,535
Occupancy and equipment	1,764	1,798	5,353	5,302
Information processing and communications	1,416	1,333	4,289	3,807
Product delivery and transaction related	987	930	2,940	2,518
Marketing	347	308	1,528	1,238
Professional fees	434	450	1,263	1,206
Other general operating	778	1,382	2,524	2,680
Total noninterest expense	14,440	14,401	45,000	41,286
Income before income taxes	8,950	4,546	26,158	12,876
Income tax expense	1,259	(335)	1,193	452
Net income	$7,691	$4,881	$24,965	$12,424
Preferred stock dividends	431	441	1,181	1,159
Net income applicable to common shareholders	$7,260	$4,440	$23,784	$11,265

Per common share information
Earnings	$0.86	$0.51	$2.77	$1.29
Diluted earnings	0.85	0.51	2.75	1.28
Average common shares issued and outstanding	8,430.7	8,732.9	8,583.1	8,762.6
Average diluted common shares issued and outstanding	8,492.8	8,777.5	8,702.2	8,800.5

Consolidated Statement of Comprehensive Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020
Net income	$7,691	$4,881	$24,965	$12,424
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	(153)	101	(1,243)	4,794
Net change in debit valuation adjustments	27	(58)	292	(5)
Net change in derivatives	(431)	76	(1,130)	808
Employee benefit plan adjustments	50	44	170	144
Net change in foreign currency translation adjustments	(26)	21	(29)	(86)
Other comprehensive income (loss)	(533)	184	(1,940)	5,655
Comprehensive income	$7,158	$5,065	$23,025	$18,079

See accompanying Notes to Consolidated Financial Statements.

49 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	September 30	December 31
(Dollars in millions)	2021	2020
Assets
Cash and due from banks	$28,689	$36,430
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	251,165	344,033
Cash and cash equivalents	279,854	380,463
Time deposits placed and other short-term investments	6,518	6,546
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $154,137 and $108,856 measured at fair value)	261,934	304,058
Trading account assets (includes $121,259 and $91,510 pledged as collateral)	288,566	198,854
Derivative assets	40,829	47,179
Debt securities:
Carried at fair value	285,377	246,601
Held-to-maturity, at cost (fair value – $678,333 and $448,180)	683,240	438,249
Total debt securities	968,617	684,850
Loans and leases (includes $7,566 and $6,681 measured at fair value)	927,736	927,861
Allowance for loan and lease losses	(13,155)	(18,802)
Loans and leases, net of allowance	914,581	909,059
Premises and equipment, net	10,684	11,000
Goodwill	69,023	68,951
Loans held-for-sale (includes $3,982 and $1,585 measured at fair value)	9,415	9,243
Customer and other receivables	74,998	64,221
Other assets (includes $11,031 and $15,718 measured at fair value)	160,427	135,203
Total assets	$3,085,446	$2,819,627

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$753,107	$650,674
Interest-bearing (includes $542 and $481 measured at fair value)	1,108,490	1,038,341
Deposits in non-U.S. offices:
Noninterest-bearing	25,336	17,698
Interest-bearing	77,871	88,767
Total deposits	1,964,804	1,795,480
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $155,151 and $135,391 measured at fair value)	207,428	170,323
Trading account liabilities	112,217	71,320
Derivative liabilities	38,062	45,526
Short-term borrowings (includes $4,128 and $5,874 measured at fair value)	20,278	19,321
Accrued expenses and other liabilities (includes $10,261 and $16,311 measured at fair value and $1,538 and $1,878 of reserve for unfunded lending commitments)	191,572	181,799
Long-term debt (includes $28,696 and $32,200 measured at fair value)	278,621	262,934
Total liabilities	2,812,982	2,546,703
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities and Note 10 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,887,686 and 3,931,440 shares	23,441	24,510
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 8,241,243,911 and 8,650,814,105 shares	69,612	85,982
Retained earnings	183,007	164,088
Accumulated other comprehensive income (loss)	(3,596)	(1,656)
Total shareholders’ equity	272,464	272,924
Total liabilities and shareholders’ equity	$3,085,446	$2,819,627

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$4,432	$5,225
Loans and leases	16,857	23,636
Allowance for loan and lease losses	(994)	(1,693)
Loans and leases, net of allowance	15,863	21,943
All other assets	136	1,387
Total assets of consolidated variable interest entities	$20,431	$28,555
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $50 and $22 of non-recourse short-term borrowings)	$330	$454
Long-term debt (includes $3,830 and $7,053 of non-recourse debt)	3,830	7,053
All other liabilities (includes $10 and $16 of non-recourse liabilities)	10	16
Total liabilities of consolidated variable interest entities	$4,170	$7,523
See accompanying Notes to Consolidated Financial Statements.

Bank of America 50

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, June 30, 2021	$23,441	8,487.2	$79,242	$177,499	$(3,063)	$277,119
Net income				7,691		7,691
Net change in debt securities					(153)	(153)
Net change in debit valuation adjustments					27	27
Net change in derivatives					(431)	(431)
Employee benefit plan adjustments					50	50
Net change in foreign currency translation adjustments					(26)	(26)
Dividends declared:
Common				(1,749)		(1,749)
Preferred				(431)		(431)
Common stock issued under employee plans, net, and other		2.0	284	(3)		281
Common stock repurchased		(248.0)	(9,914)			(9,914)
Balance, September 30, 2021	$23,441	8,241.2	$69,612	$183,007	$(3,596)	$272,464
Balance, December 31, 2020	$24,510	8,650.8	$85,982	$164,088	$(1,656)	$272,924
Net income				24,965		24,965
Net change in debt securities					(1,243)	(1,243)
Net change in debit valuation adjustments					292	292
Net change in derivatives					(1,130)	(1,130)
Employee benefit plan adjustments					170	170
Net change in foreign currency translation adjustments					(29)	(29)
Dividends declared:
Common				(4,859)		(4,859)
Preferred				(1,181)		(1,181)
Issuance of preferred stock	902					902
Redemption of preferred stock	(1,971)					(1,971)
Common stock issued under employee plans, net, and other		42.2	1,223	(6)		1,217
Common stock repurchased		(451.8)	(17,593)			(17,593)
Balance, September 30, 2021	$23,441	8,241.2	$69,612	$183,007	$(3,596)	$272,464
Balance, June 30, 2020	$23,427	8,664.1	$85,794	$157,578	$(1,162)	$265,637
Net income				4,881		4,881
Net change in debt securities					101	101
Net change in debit valuation adjustments					(58)	(58)
Net change in derivatives					76	76
Employee benefit plan adjustments					44	44
Net change in foreign currency translation adjustments					21	21
Dividends declared:
Common				(1,571)		(1,571)
Preferred				(441)		(441)
Common stock issued under employee plans, net, and other		1.8	274			274
Common stock repurchased		(4.4)	(114)			(114)
Balance, September 30, 2020	$23,427	8,661.5	$85,954	$160,447	$(978)	$268,850
Balance, December 31, 2019	$23,401	8,836.1	$91,723	$156,319	$(6,633)	$264,810
Cumulative adjustment for adoption of credit loss accounting standard				(2,406)		(2,406)
Net income				12,424		12,424
Net change in debt securities					4,794	4,794
Net change in debit valuation adjustments					(5)	(5)
Net change in derivatives					808	808
Employee benefit plan adjustments					144	144
Net change in foreign currency translation adjustments					(86)	(86)
Dividends declared:
Common				(4,722)		(4,722)
Preferred				(1,159)		(1,159)
Issuance of preferred stock	1,098					1,098
Redemption of preferred stock	(1,072)					(1,072)
Common stock issued under employee plans, net, and other		41.6	993	(9)		984
Common stock repurchased		(216.2)	(6,762)			(6,762)
Balance, September 30, 2020	$23,427	8,661.5	$85,954	$160,447	$(978)	$268,850

See accompanying Notes to Consolidated Financial Statements.

51 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Nine Months Ended September 30
(Dollars in millions)	2021	2020
Operating activities
Net income	$24,965	$12,424
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(4,105)	11,267
Gains on sales of debt securities	(4)	(379)
Depreciation and amortization	1,403	1,356
Net amortization of premium/discount on debt securities	4,534	2,636
Deferred income taxes	(1,151)	(1,994)
Stock-based compensation	2,031	1,597
Loans held-for-sale:
Originations and purchases	(27,003)	(11,093)
Proceeds from sales and paydowns of loans originally classified as held for sale and instruments from related securitization activities	24,852	15,654
Net change in:
Trading and derivative assets/liabilities	(55,310)	(25,503)
Other assets	(34,337)	(15,078)
Accrued expenses and other liabilities	8,713	(9,495)
Other operating activities, net	3,568	2,007
Net cash used in operating activities	(51,844)	(16,601)
Investing activities
Net change in:
Time deposits placed and other short-term investments	28	2,019
Federal funds sold and securities borrowed or purchased under agreements to resell	42,124	(52,148)
Debt securities carried at fair value:
Proceeds from sales	3,732	61,485
Proceeds from paydowns and maturities	124,149	61,973
Purchases	(174,517)	(148,905)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	94,437	63,097
Purchases	(340,425)	(126,710)
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	7,767	10,041
Purchases	(3,363)	(3,972)
Other changes in loans and leases, net	(5,866)	11,810
Other investing activities, net	(2,450)	(2,473)
Net cash used in investing activities	(254,384)	(123,783)
Financing activities
Net change in:
Deposits	169,324	268,077
Federal funds purchased and securities loaned or sold under agreements to repurchase	37,105	25,660
Short-term borrowings	957	(6,353)
Long-term debt:
Proceeds from issuance	65,459	40,858
Retirement	(38,787)	(37,123)
Preferred stock:
Proceeds from issuance	902	1,098
Redemption	(1,971)	(1,072)
Common stock repurchased	(17,593)	(6,762)
Cash dividends paid	(6,090)	(5,899)
Other financing activities, net	(696)	(603)
Net cash provided by financing activities	208,610	277,881
Effect of exchange rate changes on cash and cash equivalents	(2,991)	1,949
Net increase (decrease) in cash and cash equivalents	(100,609)	139,446
Cash and cash equivalents at January 1	380,463	161,560
Cash and cash equivalents at September 30	$279,854	$301,006

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
U.K. Tax Law Changes
In June 2021, the U.K. enacted the 2021 Finance Act, which increases the U.K. corporation income tax rate to 25 percent from 19 percent, effective April 1, 2023. In addition, in July 2020, the U.K. enacted a reversal of the final two percent of scheduled decreases in the U.K. corporation income tax rate. As a result, during the nine months ended September 30, 2021 and 2020, the Corporation recorded a write-up of U.K. net deferred tax assets of approximately $2.0 billion and $700 million with corresponding positive income tax adjustments.
NOTE 2 Net Interest Income and Noninterest Income
The following table presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for the three and nine months ended September 30, 2021 and 2020. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K. For a disaggregation of noninterest income by business segment and All Other, see Note 17 – Business Segment Information.

53 Bank of America

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020
Net interest income
Interest income
Loans and leases	$7,502	$7,894	$21,859	$26,426
Debt securities	3,282	2,130	8,832	7,413
Federal funds sold and securities borrowed or purchased under agreements to resell	6	55	(43)	900
Trading account assets	967	948	2,793	3,203
Other interest income	579	459	1,677	2,182
Total interest income	12,336	11,486	35,118	40,124

Interest expense
Deposits	133	227	394	1,784
Short-term borrowings	(41)	(24)	(205)	1,024
Trading account liabilities	285	212	824	764
Long-term debt	865	942	2,581	3,445
Total interest expense	1,242	1,357	3,594	7,017
Net interest income	$11,094	$10,129	$31,524	$33,107

Noninterest income
Fees and commissions
Card income
Interchange fees (1)	$1,154	$1,172	$3,431	$2,794
Other card income	429	396	1,173	1,295
Total card income	1,583	1,568	4,604	4,089
Service charges
Deposit-related fees	1,619	1,515	4,671	4,441
Lending-related fees	309	302	923	841
Total service charges	1,928	1,817	5,594	5,282
Investment and brokerage services
Asset management fees	3,276	2,740	9,434	7,905
Brokerage fees	960	883	2,988	2,898
Total investment and brokerage services	4,236	3,623	12,422	10,803
Investment banking fees
Underwriting income	1,168	1,239	4,028	3,610
Syndication fees	346	133	1,047	634
Financial advisory services	654	397	1,461	1,072
Total investment banking fees	2,168	1,769	6,536	5,316
Total fees and commissions	9,915	8,777	29,156	25,490
Market making and similar activities	2,005	1,689	7,360	6,983
Other income (loss)	(248)	(259)	(987)	(151)
Total noninterest income	$11,672	$10,207	$35,529	$32,322
(1)Gross interchange fees and merchant income were $3.0 billion and $2.4 billion for the three months ended September 30, 2021 and 2020 and are presented net of $1.8 billion and $1.4 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods. Gross interchange fees and merchant income were $8.3 billion and $6.7 billion for the nine months ended September 30, 2021 and 2020 and are presented net of $4.9 billion and $4.1 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

Bank of America 54

NOTE 3 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles and Note 3 –
Derivatives to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at September 30, 2021 and December 31, 2020. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		September 30, 2021
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$19,675.2	$141.9	$9.4	$151.3	$148.6	$2.4	$151.0
Futures and forwards	4,142.2	2.8	—	2.8	2.7	—	2.7
Written options	1,746.8	—	—	—	29.5	—	29.5
Purchased options	1,637.3	33.4	—	33.4	—	—	—
Foreign exchange contracts
Swaps	1,433.9	27.6	0.4	28.0	30.7	0.3	31.0
Spot, futures and forwards	4,628.5	37.1	0.5	37.6	35.1	0.1	35.2
Written options	338.1	—	—	—	3.9	—	3.9
Purchased options	310.6	3.9	—	3.9	—	—	—
Equity contracts
Swaps	431.7	13.6	—	13.6	16.0	—	16.0
Futures and forwards	131.0	0.4	—	0.4	1.6	—	1.6
Written options	738.8	—	—	—	60.3	—	60.3
Purchased options	654.4	60.6	—	60.6	—	—	—
Commodity contracts
Swaps	50.2	4.5	—	4.5	7.7	—	7.7
Futures and forwards	91.7	2.3	0.3	2.6	1.1	0.6	1.7
Written options	41.9	—	—	—	4.0	—	4.0
Purchased options	34.0	4.6	—	4.6	—	—	—
Credit derivatives (2)
Purchased credit derivatives:
Credit default swaps	375.2	1.8	—	1.8	5.0	—	5.0
Total return swaps/options	52.6	0.3	—	0.3	1.4	—	1.4
Written credit derivatives:
Credit default swaps	358.3	5.0	—	5.0	1.5	—	1.5
Total return swaps/options	59.3	1.3	—	1.3	0.5	—	0.5
Gross derivative assets/liabilities		$341.1	$10.6	$351.7	$349.6	$3.4	$353.0
Less: Legally enforceable master netting agreements				(279.7)			(279.7)
Less: Cash collateral received/paid				(31.2)			(35.2)
Total derivative assets/liabilities				$40.8			$38.1
(1)Represents the total contract/notional amount of derivative assets and liabilities outstanding.
(2)The net derivative asset and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $3.2 billion and $326.9 billion at September 30, 2021.

55 Bank of America

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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at September 30, 2021 and December 31, 2020 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements, which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 9 – Federal Funds Sold or Purchased, Securities Financing Agreements, Short-term Borrowings and Restricted Cash.

Bank of America 56

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	September 30, 2021		December 31, 2020
Interest rate contracts
Over-the-counter	$177.6	$171.7	$247.7	$243.5
Exchange-traded	0.1	—	—	—
Over-the-counter cleared	9.6	9.8	10.2	9.1
Foreign exchange contracts
Over-the-counter	67.2	68.3	92.2	96.5
Over-the-counter cleared	0.8	0.8	1.4	1.3
Equity contracts
Over-the-counter	30.7	32.5	31.3	28.3
Exchange-traded	42.9	42.1	32.3	31.0
Commodity contracts
Over-the-counter	8.4	9.5	3.5	5.0
Exchange-traded	1.9	2.4	0.7	0.7
Over-the-counter cleared	0.1	0.1	—	—
Credit derivatives
Over-the-counter	5.8	5.5	5.2	5.6
Over-the-counter cleared	2.4	2.5	2.2	1.9
Total gross derivative assets/liabilities, before netting
Over-the-counter	289.7	287.5	379.9	378.9
Exchange-traded	44.9	44.5	33.0	31.7
Over-the-counter cleared	12.9	13.2	13.8	12.3
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(255.5)	(259.4)	(345.7)	(347.2)
Exchange-traded	(42.9)	(42.9)	(29.5)	(29.5)
Over-the-counter cleared	(12.5)	(12.6)	(12.2)	(11.8)
Derivative assets/liabilities, after netting	36.6	30.3	39.3	34.4
Other gross derivative assets/liabilities (2)	4.2	7.8	7.9	11.1
Total derivative assets/liabilities	40.8	38.1	47.2	45.5
Less: Financial instruments collateral (3)	(13.1)	(11.4)	(16.1)	(16.6)
Total net derivative assets/liabilities	$27.7	$26.7	$31.1	$28.9
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
Fair Value Hedges
The table below summarizes information related to fair value hedges for the three and nine months ended September 30, 2021 and 2020.

Gains and Losses on Derivatives Designated as Fair Value Hedges

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$(1,658)	$1,660	$(1,523)	$1,473
Interest rate and foreign currency risk on long-term debt (2)	(49)	46	79	(87)
Interest rate risk on available-for-sale securities (3)	867	(859)	139	(139)
Total	$(840)	$847	$(1,305)	$1,247

`	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$(6,237)	$6,208	$9,286	$(9,403)
Interest rate and foreign currency risk on long-term debt (2)	(72)	67	644	(638)
Interest rate risk on available-for-sale securities (3)	4,245	(4,184)	(572)	559
Total	$(2,064)	$2,091	$9,358	$(9,482)
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)For the three and nine months ended September 30, 2021, the derivative amount includes gains (losses) of $(11) million and $(62) million in interest expense, $(33) million and $(2) million in market making and similar activities, and $(5) million and $(8) million in accumulated other comprehensive income (OCI). For the same periods in 2020, the derivative amount includes gains (losses) of $(13) million and $718 million in interest expense, $95 million and $(83) million in market making and similar activities, and $(3) million and $9 million in accumulated OCI. Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
(3)Amounts are recorded in interest income in the Consolidated Statement of Income.

57 Bank of America

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

Designated Fair Value Hedged Assets and Liabilities

	September 30, 2021		December 31, 2020
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt (2)	$177,111	$4,933	$150,556	$8,910
Available-for-sale debt securities (2, 3, 4)	178,130	(2,120)	116,252	114
Trading account assets (5)	590	—	427	15
(1)Increase (decrease) to carrying value.
(2)At September 30, 2021 and December 31, 2020, the cumulative fair value adjustments remaining on long-term debt and available-for-sale debt securities from discontinued hedging relationships resulted in an increase in the related liability of $1.2 billion and $3.7 billion and a decrease in the related asset of $240 million and $69 million, which are being amortized over the remaining contractual life of the de-designated hedged items.
(3)These amounts include the amortized cost of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship (i.e. last-of-layer hedging relationship). At September 30, 2021 and December 31, 2020, the amortized cost of the closed portfolios used in these hedging relationships was $23.7 billion and $34.6 billion, of which $6.9 billion and $7.0 billion was designated in the last-of-layer hedging relationship. At September 30, 2021, the cumulative adjustment associated with these hedging relationships was a decrease of $103 million. At December 31, 2020, the cumulative adjustment was insignificant.
(4)Carrying value represents amortized cost.
(5)Represents hedging activities related to certain commodities inventory.
Cash Flow and Net Investment Hedges
The table below summarizes certain information related to cash flow hedges and net investment hedges for the three and nine months ended September 30, 2021 and 2020. Of the $704 million after-tax net loss ($938 million pretax) on derivatives in accumulated OCI at September 30, 2021, gains of $858 million after-tax ($1.1 billion pretax) related to both open and terminated cash flow hedges are expected to be reclassified into earnings in the next 12 months. These net gains reclassified into earnings are expected to primarily increase net interest income related to the respective hedged items. For terminated cash flow hedges, the time period over which the majority of the forecasted transactions are hedged is approximately 3 years, with a maximum length of time for certain forecasted transactions of 15 years.

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
Cash flow hedges
Interest rate risk on variable-rate assets (1)	$(539)	$38	$(1,115)	$111
Price risk on forecasted MBS purchases (1)	29	5	(272)	20
Price risk on certain compensation plans (2)	(2)	14	57	40
Total	$(512)	$57	$(1,330)	$171
Net investment hedges
Foreign exchange risk (3)	$642	$—	$1,145	$—

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
Cash flow hedges
Interest rate risk on variable-rate assets (1)	$(101)	$5	$810	$(44)
Price risk on forecasted MBS purchases (1)	184	3	184	3
Price risk on certain compensation plans (2)	32	5	23	5
Total	$115	$13	$1,017	$(36)
Net investment hedges
Foreign exchange risk (3)	$(703)	$—	$265	$1
(1)Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. For the three and nine months ended September 30, 2021, amounts excluded from effectiveness testing and recognized in market making and similar activities were losses of $36 million and $86 million. For the same periods in 2020 amounts excluded from effectiveness testing and recognized in other income were gains of $10 million and $115 million.

Bank of America 58

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The table below presents gains (losses) on these derivatives for the three and nine months ended September 30, 2021 and 2020. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020
Interest rate risk on mortgage activities (1, 2)	$10	$73	$(49)	$601
Credit risk on loans (2)	(9)	(28)	(40)	(6)
Interest rate and foreign currency risk on asset and liability management activities (3)	552	(2,571)	1,495	(2,060)
Price risk on certain compensation plans (4)	(23)	263	575	109
(1)Includes hedges of interest rate risk on mortgage servicing rights (MSRs) and interest rate lock commitments (IRLCs) to originate mortgage loans that will be held for sale.
(2)Gains (losses) on these derivatives are recorded in other income.
(3)Gains (losses) on these derivatives are recorded in market making and similar activities.
(4)Gains (losses) on these derivatives are recorded in compensation and benefits expense.
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At September 30, 2021 and December 31, 2020, the Corporation had transferred $4.9 billion and $5.2 billion of non-U.S. government-guaranteed mortgage-backed securities (MBS) to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $4.9 billion and $5.2 billion at the transfer dates. At September 30, 2021 and December 31, 2020, the fair value of the transferred securities was $5.1 billion and $5.5 billion.
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
The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three and nine months ended September 30, 2021 and 2020. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 17 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
Interest rate risk	$180	$442	$43	$665	$590	$1,350	$141	$2,081
Foreign exchange risk	345	(22)	2	325	1,082	(62)	7	1,027
Equity risk	1,196	(28)	433	1,601	3,657	7	1,389	5,053
Credit risk	248	458	158	864	1,491	1,263	446	3,200
Other risk (2)	45	(30)	45	60	627	(58)	91	660
Total sales and trading revenue	$2,014	$820	$681	$3,515	$7,447	$2,500	$2,074	$12,021

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
Interest rate risk	$85	$545	$57	$687	$2,249	$1,754	$175	$4,178
Foreign exchange risk	338	(10)	4	332	1,153	(8)	(2)	1,143
Equity risk	816	(7)	391	1,200	2,805	(99)	1,361	4,067
Credit risk	413	401	73	887	570	1,336	253	2,159
Other risk (2)	73	(7)	14	80	280	21	24	325
Total sales and trading revenue	$1,725	$922	$539	$3,186	$7,057	$3,004	$1,811	$11,872
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $460 million and $1.5 billion for the three and nine months ended September 30, 2021 compared to $430 million and $1.5 billion for the same periods in 2020.
(2)Includes commodity risk.

59 Bank of America

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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at September 30, 2021 and December 31, 2020 are summarized in the table below.

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	September 30, 2021
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$—	$1	$40	$73	$114
Non-investment grade	8	119	426	859	1,412
Total	8	120	466	932	1,526
Total return swaps/options:
Investment grade	18	—	—	—	18
Non-investment grade	88	353	5	—	446
Total	106	353	5	—	464
Total credit derivatives	$114	$473	$471	$932	$1,990
Credit-related notes:
Investment grade	$—	$—	$42	$274	$316
Non-investment grade	5	—	14	1,328	1,347
Total credit-related notes	$5	$—	$56	$1,602	$1,663
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$33,007	$74,896	$110,525	$37,271	$255,699
Non-investment grade	11,254	30,197	45,994	15,197	102,642
Total	44,261	105,093	156,519	52,468	358,341
Total return swaps/options:
Investment grade	26,711	64	78	—	26,853
Non-investment grade	18,900	13,015	536	16	32,467
Total	45,611	13,079	614	16	59,320
Total credit derivatives	$89,872	$118,172	$157,133	$52,484	$417,661

	December 31, 2020
	Carrying Value
Credit default swaps:
Investment grade	$—	$1	$35	$94	$130
Non-investment grade	26	233	364	1,163	1,786
Total	26	234	399	1,257	1,916
Total return swaps/options:
Investment grade	21	4	—	—	25
Non-investment grade	345	—	—	—	345
Total	366	4	—	—	370
Total credit derivatives	$392	$238	$399	$1,257	$2,286
Credit-related notes:
Investment grade	$—	$—	$—	$572	$572
Non-investment grade	64	2	10	947	1,023
Total credit-related notes	$64	$2	$10	$1,519	$1,595
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$33,474	$75,731	$87,218	$16,822	$213,245
Non-investment grade	13,664	28,770	35,978	9,852	88,264
Total	47,138	104,501	123,196	26,674	301,509
Total return swaps/options:
Investment grade	30,961	1,061	77	—	32,099
Non-investment grade	36,128	364	27	5	36,524
Total	67,089	1,425	104	5	68,623
Total credit derivatives	$114,227	$105,926	$123,300	$26,679	$370,132

Bank of America 60

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
Credit-related Contingent Features and Collateral
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At September 30, 2021 and December 31, 2020, the Corporation held cash and securities collateral of $87.2 billion and $96.5 billion and posted cash and securities collateral of $73.7 billion and $88.6 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At September 30, 2021, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $2.4 billion, including $1.1 billion for Bank of America, National Association.
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At September 30, 2021 and December 31, 2020, the liability recorded for these derivative contracts was not significant.
The table below presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at September 30, 2021 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch. The table also presents derivative liabilities that would be subject to unilateral termination by counterparties upon downgrade of the Corporation's or certain subsidiaries' long-term senior debt ratings.

Additional Collateral Required to be Posted and Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at September 30, 2021

(Dollars in millions)	One incremental notch	Second incremental notch
Additional collateral required to be posted upon downgrade
Bank of America Corporation	$342	$802
Bank of America, N.A. and subsidiaries (1)	69	610

Derivative liabilities subject to unilateral termination upon downgrade
Derivative liabilities	$22	$764
Collateral posted	9	559
(1)Included in Bank of America Corporation collateral requirements in this table.
Valuation Adjustments on Derivatives
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for the three and nine months ended September 30, 2021 and 2020. For more information on the valuation adjustments on derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

Valuation Adjustments Gains (Losses) on Derivatives (1)

	Three Months Ended September 30
(Dollars in millions)	2021	2020
Derivative assets (CVA)	$54	$174
Derivative assets/liabilities (FVA)	19	27
Derivative liabilities (DVA)	(5)	(105)

	Nine Months Ended September 30
(Dollars in millions)	2021	2020
Derivative assets (CVA)	$212	$(334)
Derivative assets/liabilities (FVA)	34	(60)
Derivative liabilities (DVA)	(13)	53
(1)At September 30, 2021 and December 31, 2020, cumulative CVA reduced the derivative assets balance by $434 million and $646 million, cumulative FVA reduced the net derivatives balance by $143 million and $177 million, and cumulative DVA reduced the derivative liabilities balance by $296 million and $309 million.

61 Bank of America

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt securities, other debt securities carried at fair value and held-to-maturity (HTM) debt securities at September 30, 2021 and December 31, 2020.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	September 30, 2021				December 31, 2020
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$50,756	$1,631	$(90)	$52,297	$59,518	$2,370	$(39)	$61,849
Agency-collateralized mortgage obligations	3,684	103	(11)	3,776	5,112	161	(13)	5,260
Commercial	18,091	778	(50)	18,819	15,470	1,025	(4)	16,491
Non-agency residential (1)	799	39	(35)	803	899	127	(17)	1,009
Total mortgage-backed securities	73,330	2,551	(186)	75,695	80,999	3,683	(73)	84,609
U.S. Treasury and government agencies	167,419	1,869	(163)	169,125	114,157	2,236	(13)	116,380
Non-U.S. securities	12,289	4	—	12,293	14,009	15	(7)	14,017
Other taxable securities	2,589	45	(1)	2,633	2,656	61	(6)	2,711
Tax-exempt securities	15,312	321	(21)	15,612	16,417	389	(32)	16,774
Total available-for-sale debt securities	270,939	4,790	(371)	275,358	228,238	6,384	(131)	234,491
Other debt securities carried at fair value (2)	10,076	101	(158)	10,019	11,720	429	(39)	12,110
Total debt securities carried at fair value	281,015	4,891	(529)	285,377	239,958	6,813	(170)	246,601
Held-to-maturity debt securities
Agency mortgage-backed securities	562,124	5,497	(8,031)	559,590	414,289	9,768	(36)	424,021
U.S. Treasury and government agencies	111,855	167	(2,614)	109,408	16,084	—	(71)	16,013
Other taxable securities	9,295	197	(157)	9,335	7,906	327	(87)	8,146
Total held-to-maturity debt securities	683,274	5,861	(10,802)	678,333	438,279	10,095	(194)	448,180
Total debt securities (3,4)	$964,289	$10,752	$(11,331)	$963,710	$678,237	$16,908	$(364)	$694,781
(1)At both September 30, 2021 and December 31, 2020, the underlying collateral type included approximately 37 percent prime, 2 percent Alt-A and 61 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 14 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $76.4 billion and $65.5 billion at September 30, 2021 and December 31, 2020.
(4)The Corporation held debt securities from Fannie Mae (FNMA) and Freddie Mac (FHLMC) that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $348.6 billion and $205.7 billion, and a fair value of $348.4 billion and $204.1 billion at September 30, 2021, and an amortized cost of $260.1 billion and $118.1 billion, and a fair value of $267.5 billion and $120.7 billion at December 31, 2020.
At September 30, 2021, the accumulated net unrealized gain on AFS debt securities, excluding the amount related to debt securities previously transferred to held to maturity, included in accumulated OCI was $3.3 billion, net of the related income tax expense of $1.1 billion. The Corporation had nonperforming AFS debt securities of $18 million and $20 million at September 30, 2021 and December 31, 2020.
At September 30, 2021 and December 31, 2020, the Corporation had $244.0 billion and $200.0 billion in AFS debt securities, which were primarily U.S. agency and U.S. Treasury securities that have a zero credit loss assumption. For the remaining $31.3 billion and $34.5 billion in AFS debt securities at September 30, 2021 and December 31, 2020, the amount of expected credit losses was insignificant. Substantially all of the Corporation's HTM debt securities consist of U.S. agency and U.S. Treasury securities and have a zero credit loss assumption.

At September 30, 2021 and December 31, 2020, the Corporation held equity securities at an aggregate fair value of $611 million and $769 million and other equity securities, as valued under the measurement alternative, at a carrying value of $268 million and $240 million, both of which are included in other assets. At September 30, 2021 and December 31, 2020, the Corporation also held money market investments at a fair value of $336 million and $1.6 billion, which are included in time deposits placed and other short-term investments.
During the three and nine months ended September 30, 2021, sales of AFS securities were not significant. For the same periods in 2020, the Corporation recorded gross realized gains of $4 million and $383 million and gross realized losses of $2 million and $4 million, resulting in net gains of $2 million and $379 million, with $1 million and $95 million of income taxes attributable to the realized net gains on sales of these AFS debt securities.

Bank of America 62

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at September 30, 2021 and December 31, 2020.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	September 30, 2021
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$10,421	$(72)	$1,037	$(18)	$11,458	$(90)
Agency-collateralized mortgage obligations	1,528	(6)	192	(5)	1,720	(11)
Commercial	2,517	(35)	322	(15)	2,839	(50)
Non-agency residential	479	(25)	113	(10)	592	(35)
Total mortgage-backed securities	14,945	(138)	1,664	(48)	16,609	(186)
U.S. Treasury and government agencies	45,297	(151)	944	(12)	46,241	(163)
Other taxable securities	336	(1)	—	—	336	(1)
Tax-exempt securities	373	(9)	422	(12)	795	(21)
Total AFS debt securities in a continuous unrealized loss position	$60,951	$(299)	$3,030	$(72)	$63,981	$(371)

	December 31, 2020
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$2,841	$(39)	$2	$—	$2,843	$(39)
Agency-collateralized mortgage obligations	187	(2)	364	(11)	551	(13)
Commercial	566	(4)	9	—	575	(4)
Non-agency residential	342	(9)	56	(8)	398	(17)
Total mortgage-backed securities	3,936	(54)	431	(19)	4,367	(73)
U.S. Treasury and government agencies	8,282	(9)	498	(4)	8,780	(13)
Non-U.S. securities	1,861	(6)	135	(1)	1,996	(7)
Other taxable securities	576	(2)	396	(4)	972	(6)
Tax-exempt securities	4,108	(29)	617	(3)	4,725	(32)
Total AFS debt securities in a continuous unrealized loss position	$18,763	$(100)	$2,077	$(31)	$20,840	$(131)

63 Bank of America

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at September 30, 2021 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the MBS or other asset-backed securities (ABS) are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$5	4.73%	$53	4.51%	$50,698	3.12%	$50,756	3.12%
Agency-collateralized mortgage obligations	—	—	—	—	21	2.52	3,663	2.91	3,684	2.91
Commercial	354	2.32	10,257	2.48	5,857	1.75	1,636	2.18	18,104	2.21
Non-agency residential	—	—	—	—	—	—	1,442	6.59	1,442	6.59
Total mortgage-backed securities	354	2.32	10,262	2.48	5,931	1.78	57,439	3.17	73,986	2.96
U.S. Treasury and government agencies	4,988	1.25	33,785	1.65	128,893	1.07	29	2.57	167,695	1.20
Non-U.S. securities	20,658	0.30	370	3.01	344	1.03	61	51.33	21,433	0.51
Other taxable securities	666	1.53	1,336	2.27	341	2.44	246	1.63	2,589	2.04
Tax-exempt securities	1,542	1.07	7,539	1.35	3,445	1.65	2,786	1.40	15,312	1.40
Total amortized cost of debt securities carried at fair value	$28,208	0.57	$53,292	1.79	$138,954	1.12	$60,561	3.13	$281,015	1.62
Amortized cost of HTM debt securities
Agency mortgage-backed securities	$—	—%	$—	—%	$4	2.33%	$562,120	2.15%	$562,124	2.15%
U.S. Treasury and government agencies	—	—	—	—	111,855	1.35	—	—	111,855	1.35
Other taxable securities	234	6.51	824	2.36	314	3.05	7,923	2.52	9,295	2.63
Total amortized cost of HTM debt securities	$234	6.51	$824	2.36	$112,173	1.35	$570,043	2.16	$683,274	2.03

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$5		$57		$52,235		$52,297
Agency-collateralized mortgage obligations	—		—		21		3,755		3,776
Commercial	358		10,798		5,998		1,678		18,832
Non-agency residential	—		—		4		1,506		1,510
Total mortgage-backed securities	358		10,803		6,080		59,174		76,415
U.S. Treasury and government agencies	5,024		34,884		129,463		30		169,401
Non-U.S. securities	20,534		373		347		59		21,313
Other taxable securities	671		1,368		346		251		2,636
Tax-exempt securities	1,544		7,681		3,577		2,810		15,612
Total debt securities carried at fair value	$28,131		$55,109		$139,813		$62,324		$285,377
Fair value of HTM debt securities
Agency mortgage-backed securities	$—		$—		$4		$559,586		$559,590
U.S. Treasury and government agencies	—		—		109,408		—		109,408
Other taxable securities	234		863		326		7,912		9,335
Total fair value of HTM debt securities	$234		$863		$109,738		$567,498		$678,333
(1)The weighted-average yield is computed based on a constant effective interest rate over the contractual life of each security. The average yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

Bank of America 64

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at September 30, 2021 and December 31, 2020.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	September 30, 2021
Consumer real estate
Residential mortgage	$1,010	$276	$1,504	$2,790	$214,150		$216,940
Home equity	132	69	366	567	28,433		29,000
Credit card and other consumer
Credit card	286	198	450	934	75,935		76,869
Direct/Indirect consumer (2)	119	31	16	166	99,679		99,845
Other consumer	—	—	—	—	202		202
Total consumer	1,547	574	2,336	4,457	418,399		422,856
Consumer loans accounted for under the fair value option (3)						$616	616
Total consumer loans and leases	1,547	574	2,336	4,457	418,399	616	423,472
Commercial
U.S. commercial	640	234	238	1,112	294,815		295,927
Non-U.S. commercial	77	48	130	255	102,595		102,850
Commercial real estate (4)	138	—	208	346	60,377		60,723
Commercial lease financing	32	33	15	80	14,964		15,044
U.S. small business commercial (5)	70	43	66	179	22,591		22,770
Total commercial	957	358	657	1,972	495,342		497,314
Commercial loans accounted for under the fair value option (3)						6,950	6,950
Total commercial loans and leases	957	358	657	1,972	495,342	6,950	504,264
Total loans and leases (6)	$2,504	$932	$2,993	$6,429	$913,741	$7,566	$927,736
Percentage of outstandings	0.27%	0.10%	0.32%	0.69%	98.49%	0.82%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $185 million and nonperforming loans of $116 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $97 million and nonperforming loans of $102 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $648 million. Consumer real estate loans current or less than 30 days past due includes $1.5 billion and direct/indirect consumer includes $29 million of nonperforming loans. For information on the Corporation's interest accrual policies and delinquency status for loan modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $47.2 billion, U.S. securities-based lending loans of $48.7 billion and non-U.S. consumer loans of $3.0 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $241 million and home equity loans of $375 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $4.5 billion and non-U.S. commercial loans of $2.4 billion. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $56.6 billion and non-U.S. commercial real estate loans of $4.1 billion.
(5)Includes Paycheck Protection Program loans.
(6)Total outstandings includes loans and leases pledged as collateral of $12.8 billion. The Corporation also pledged $150.2 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.

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
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $10.3 billion and $9.0 billion at September 30, 2021 and December 31, 2020, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured, and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
Commercial nonperforming loans decreased to $1.7 billion at September 30, 2021 from $2.2 billion at December 31, 2020. Consumer nonperforming loans increased to $3.0 billion at September 30, 2021 from $2.7 billion at December 31, 2020 driven by consumer real estate deferral activity.
The following table presents the Corporation’s nonperforming loans and leases including nonperforming troubled debt restructurings (TDRs), and loans accruing past due 90 days or more at September 30, 2021 and December 31, 2020. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

Bank of America 66

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More (1)
(Dollars in millions)	September 30 2021	December 31 2020	September 30 2021	December 31 2020
Residential mortgage (2)	$2,296	$2,005	$648	$762
With no related allowance (3)	1,984	1,378	—	—
Home equity (2)	676	649	—	—
With no related allowance (3)	419	347	—	—
Credit Card	n/a	n/a	450	903
Direct/indirect consumer	45	71	8	33
Total consumer	3,017	2,725	1,106	1,698
U.S. commercial	909	1,243	84	228
Non-U.S. commercial	272	418	60	10
Commercial real estate	414	404	5	6
Commercial lease financing	70	87	11	25
U.S. small business commercial	32	75	64	115
Total commercial	1,697	2,227	224	384
Total nonperforming loans	$4,714	$4,952	$1,330	$2,082
Percentage of outstanding loans and leases	0.51%	0.54%	0.14%	0.23%
(1)For information on the Corporation's interest accrual policies and delinquency status for loan modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
(2)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At September 30, 2021 and December 31, 2020 residential mortgage includes $466 million and $537 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $182 million and $225 million of loans on which interest was still accruing.
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
The following tables present certain credit quality indicators for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by class of financing receivables and year of origination for term loan balances at September 30, 2021, including revolving loans that converted to term loans without an additional credit decision after origination or through a TDR.

67 Bank of America

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of September 30, 2021	2021	2020	2019	2018	2017	Prior
Total Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$201,127	$66,702	$48,549	$26,414	$8,448	$12,487	$38,527
Greater than 90 percent but less than or equal to 100 percent	2,388	1,327	704	169	31	24	133
Greater than 100 percent	801	451	155	57	16	14	108
Fully-insured loans	12,624	2,945	3,698	1,370	253	259	4,099
Total Residential Mortgage	$216,940	$71,425	$53,106	$28,010	$8,748	$12,784	$42,867

Total Residential Mortgage
Refreshed FICO score
Less than 620	$2,499	$517	$480	$151	$123	$124	$1,104
Greater than or equal to 620 and less than 680	4,932	1,057	1,162	525	318	310	1,560
Greater than or equal to 680 and less than 740	23,689	6,536	5,973	2,935	1,225	1,563	5,457
Greater than or equal to 740	173,196	60,370	41,793	23,029	6,829	10,528	30,647
Fully-insured loans	12,624	2,945	3,698	1,370	253	259	4,099
Total Residential Mortgage	$216,940	$71,425	$53,106	$28,010	$8,748	$12,784	$42,867

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	September 30, 2021
Total Home Equity
Refreshed LTV
Less than or equal to 90 percent	$28,529	$1,789	$19,526	$7,214
Greater than 90 percent but less than or equal to 100 percent	192	83	47	62
Greater than 100 percent	279	105	70	104
Total Home Equity	$29,000	$1,977	$19,643	$7,380

Total Home Equity
Refreshed FICO score
Less than 620	$930	$240	$214	$476
Greater than or equal to 620 and less than 680	1,483	230	497	756
Greater than or equal to 680 and less than 740	4,807	487	2,509	1,811
Greater than or equal to 740	21,780	1,020	16,423	4,337
Total Home Equity	$29,000	$1,977	$19,643	$7,380
(1)Includes reverse mortgages of $1.3 billion and home equity loans of $646 million which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/ Indirect as of September 30, 2021	Revolving Loans	2021	2020	2019	2018	2017	Prior	Total Credit Card as of September 30, 2021	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$677	$14	$117	$110	$139	$95	$122	$80	$2,846	$2,686	$160
Greater than or equal to 620 and less than 680	2,194	15	890	464	355	173	165	132	8,665	8,460	205
Greater than or equal to 680 and less than 740	8,083	63	3,544	1,869	1,290	565	390	362	26,939	26,740	199
Greater than or equal to 740	36,456	97	12,248	9,572	7,425	3,284	1,940	1,890	38,419	38,370	49
Other internal credit metrics (2,3)	52,435	51,699	283	67	91	84	61	150	—	—	—
Total credit card and other consumer	$99,845	$51,888	$17,082	$12,082	$9,300	$4,201	$2,678	$2,614	$76,869	$76,256	$613
(1)Represents TDRs that were modified into term loans.
(2)Other internal credit metrics may include delinquency status, geography or other factors.
(3)Direct/indirect consumer includes $51.7 billion of securities-based lending which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at September 30, 2021.

Bank of America 68

Commercial – Credit Quality Indicators By Vintage (1, 2)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$284,704	$39,184	$24,933	$25,500	$11,900	$11,207	$23,764	$148,216
Reservable criticized	11,223	461	1,082	1,491	1,730	583	1,191	4,685
Total U.S. Commercial	$295,927	$39,645	$26,015	$26,991	$13,630	$11,790	$24,955	$152,901

Non-U.S. Commercial
Risk ratings
Pass rated	$100,057	$17,768	$10,213	$7,795	$4,775	$3,633	$3,000	$52,873
Reservable criticized	2,793	188	341	616	378	200	285	785
Total Non-U.S. Commercial	$102,850	$17,956	$10,554	$8,411	$5,153	$3,833	$3,285	$53,658

Commercial Real Estate
Risk ratings
Pass rated	$52,861	$8,993	$7,653	$12,445	$7,021	$3,742	$7,669	$5,338
Reservable criticized	7,862	209	993	1,972	1,856	996	1,339	497
Total Commercial Real Estate	$60,723	$9,202	$8,646	$14,417	$8,877	$4,738	$9,008	$5,835

Commercial Lease Financing
Risk ratings
Pass rated	$14,640	$1,515	$2,641	$2,921	$2,203	$2,020	$3,340	$—
Reservable criticized	404	27	11	96	71	52	147	—
Total Commercial Lease Financing	$15,044	$1,542	$2,652	$3,017	$2,274	$2,072	$3,487	$—

U.S. Small Business Commercial (3)
Risk ratings
Pass rated	$15,149	$6,414	$4,524	$1,101	$800	$665	$1,504	$141
Reservable criticized	546	7	32	111	99	78	216	3
Total U.S. Small Business Commercial	$15,695	$6,421	$4,556	$1,212	$899	$743	$1,720	$144
Total	$490,239	$74,766	$52,423	$54,048	$30,833	$23,176	$42,455	$212,538
(1) Excludes $7.0 billion of loans accounted for under the fair value option at September 30, 2021.
(2)     Includes $18 million of loans that converted from revolving to term loans.
(3)     Excludes U.S. Small Business Card loans of $7.1 billion. Refreshed FICO scores for this portfolio are $188 million for less than 620; $572 million for greater than or equal to 620 and less than 680; $1.8 billion for greater than or equal to 680 and less than 740; and $4.5 billion greater than or equal to 740.

69 Bank of America

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

Bank of America 70

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

71 Bank of America

During the nine months ended September 30, 2021, commercial credit quality showed signs of stabilization as the economy continued to recover. Commercial reservable criticized utilized exposure decreased to $24.1 billion at September 30, 2021 from $38.7 billion (to 4.53 percent from 7.31 percent of total commercial reservable utilized exposure) at December 31, 2020, which was broad-based across industries.
Troubled Debt Restructurings
The Corporation has been entering into loan modifications with borrowers in response to the pandemic, most of which are not classified as TDRs and therefore are not included in the following discussion. For more information on the criteria for classifying loans as TDRs, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
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
Consumer real estate loans of $323 million that have been discharged in Chapter 7 bankruptcy with no change in repayment terms and not reaffirmed by the borrower were included in TDRs at September 30, 2021, of which $95 million were classified as nonperforming and $57 million were loans fully insured.
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
At September 30, 2021 and December 31, 2020, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were not significant. Consumer real estate foreclosed properties totaled $87 million and $123 million at September 30, 2021 and December 31, 2020. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at September 30, 2021 was $1.1 billion. During the nine months ended September 30, 2021, the Corporation reclassified $33 million of consumer real estate loans, to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
The table below presents the September 30, 2021 and 2020 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of consumer real estate loans that were modified in TDRs during the three and nine months ended September 30, 2021 and 2020. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Consumer Real Estate – TDRs Entered into During the Three and Nine Months Ended September 30, 2021 and 2020

	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (1)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (1)
(Dollars in millions)	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
Residential mortgage	$451	$399	3.52%	3.49%	$832	$742	3.49%	3.44%
Home equity	61	45	3.51	3.51	97	73	3.56	3.58
Total	$512	$444	3.52	3.49	$929	$815	3.50	3.46

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
Residential mortgage	$103	$88	4.06%	3.99%	$294	$244	4.07%	3.90%
Home equity	12	10	4.25	4.08	56	45	3.85	3.73
Total	$115	$98	4.08	4.00	$350	$289	4.03	3.87
(1)The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.

Bank of America 72

The table below presents the September 30, 2021 and 2020 carrying value for consumer real estate loans that were modified in a TDR during the three and nine months ended September 30, 2021 and 2020, by type of modification.

Consumer Real Estate – Modification Programs

	TDRs Entered into During the
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020
Modifications under government programs	$—	$—	$4	$8
Modifications under proprietary programs	417	50	740	136
Loans discharged in Chapter 7 bankruptcy (1)	9	15	29	44
Trial modifications	18	33	42	101
Total modifications	$444	$98	$815	$289
(1)Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
The table below presents the carrying value of consumer real estate loans that entered into payment default during the three and nine months ended September 30, 2021 and 2020 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification.

Consumer Real Estate – TDRs Entering Payment Default that were Modified During the Preceding 12 Months

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020
Modifications under government programs	$1	$6	$3	$14
Modifications under proprietary programs	35	8	80	27
Loans discharged in Chapter 7 bankruptcy (1)	1	4	6	15
Trial modifications (2)	3	15	15	45
Total modifications	$40	$33	$104	$101
(1)Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
(2)Includes trial modification offers to which the customer did not respond.
Credit Card and Other Consumer
The Corporation seeks to assist customers who are experiencing financial difficulty by modifying loans while ensuring compliance with federal and local laws and guidelines. Credit card and other consumer loan modifications generally involve reducing the interest rate on the account, placing the customer on a fixed payment plan not exceeding 60 months and canceling the customer’s available line of credit, all of which are considered TDRs. The Corporation makes loan modifications directly with borrowers for debt held only by the Corporation (internal programs). Additionally, the Corporation makes loan modifications for borrowers working with third-party renegotiation agencies that provide solutions to customers’ entire unsecured debt structures (external programs). The Corporation classifies other secured consumer loans that have been discharged in Chapter 7 bankruptcy as TDRs, which are written down to collateral value and placed on nonaccrual status no later than the time of discharge.
The table below provides information on the Corporation’s Credit Card and Other Consumer TDR portfolio including the September 30, 2021 and 2020 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of loans that were modified in TDRs during the three and nine months ended September 30, 2021 and 2020.

Credit Card and Other Consumer – TDRs Entered into During the Three and Nine Months Ended September 30, 2021 and 2020

	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate
(Dollars in millions)	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
Credit card	$66	$71	18.48%	3.71%	$189	$200	18.47%	4.26%
Direct/Indirect consumer	4	2	5.20	5.20	13	8	5.53	5.53
Total	$70	$73	18.06	3.76	$202	$208	17.99	4.31

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
Credit card	$71	$77	18.19%	6.86%	$203	$214	18.06%	5.82%
Direct/Indirect consumer	35	29	6.02	6.02	50	37	5.87	5.87
Total	$106	$106	14.85	6.63	$253	$251	16.29	5.83
(1)Includes accrued interest and fees.

73 Bank of America

The table below presents the September 30, 2021 and 2020 carrying value for Credit Card and Other Consumer loans that were modified in a TDR during the three and nine months ended September 30, 2021 and 2020, by program type.

Credit Card and Other Consumer – TDRs by Program Type

	TDRs Entered into During the Three Months Ended September 30		TDRs Entered into During the Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020
Internal programs	$60	$80	$166	$178
External programs	11	19	37	59
Other	2	7	5	14
Total	$73	$106	$208	$251
Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for credit card and other consumer. Based on historical experience, the Corporation estimates that 10 percent of new credit card TDRs and 16 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification.
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
During the three and nine months ended September 30, 2021, the carrying value of the Corporation’s commercial loans that were modified as TDRs was $213 million and $1.1 billion compared to $588 million and $1.5 billion for the same periods in 2020. At September 30, 2021 and December 31, 2020, the Corporation had commitments to lend $272 million and $402 million to commercial borrowers whose loans are classified as
TDRs. The balance of commercial TDRs in payment default was $168 million and $218 million at September 30, 2021 and December 31, 2020.
Loans Held-for-sale
The Corporation had LHFS of $9.4 billion and $9.2 billion at September 30, 2021 and December 31, 2020. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $27.0 billion and $16.1 billion for the nine months ended September 30, 2021 and 2020. Cash used for originations and purchases of LHFS totaled approximately $27.0 billion and $11.1 billion for the nine months ended September 30, 2021 and 2020.
Accrued Interest Receivable
Accrued interest receivable for loans and leases and loans held-for-sale at September 30, 2021 and December 31, 2020 was $2.2 billion and $2.4 billion and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During the three and nine months ended September 30, 2021, the Corporation reversed $87 million and $369 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan.
For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during the three and nine months ended September 30, 2021, interest and fee income reversed at the time the loans were classified as nonperforming was not significant. For more information on the Corporation's nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

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
The September 30, 2021 estimate for allowance for credit losses was based on various economic outlooks that included consensus estimates, a downside scenario that assumed a significantly longer period until economic recovery, a tail risk scenario similar to the severely adverse scenario used in stress testing, a scenario to account for inflationary risk and higher interest rates and an upside scenario to consider the potential for improvement in the consensus outlooks. The weighted economic outlook assumes that the U.S. unemployment rate will be just above five percent by the fourth quarters of 2022 and 2023, which includes the impacts of the downside scenarios noted above. Additionally, in this economic outlook, U.S. gross domestic product is forecasted to grow at 1.8 percent and 1.9 percent year-over-year in the fourth quarters of 2022 and 2023. The allowance for credit losses considered the impact of enacted government stimulus measures and continued to factor in the uncertainty resulting from the unprecedented nature of the current health crisis and risks that may prevent a full economic recovery.
While there has been improvement across the economy, the Corporation continues to factor into its allowance for credit losses an estimated impact from higher-risk segments that included leveraged loans and industries such as travel and entertainment, which have been adversely impacted by the effects of the pandemic.
The allowance for credit losses at September 30, 2021 was $14.7 billion, a decrease of $6.0 billion compared to December 31, 2020. The decrease in the allowance for credit losses was primarily driven by improvements in the macroeconomic outlook and credit quality. The change in the allowance for credit losses was comprised of a net decrease of $5.6 billion in the allowance for loan and lease losses and a $340 million decrease in the reserve for unfunded lending commitments. The decrease in the allowance for credit losses was attributed to $342 million in the consumer real estate portfolio, $2.6 billion in the credit card and other consumer portfolio, and $3.1 billion in the commercial portfolio. Similarly, the provision for credit losses improved $2.0 billion to a benefit of $624 million and $15.4 billion to a benefit of $4.1 billion for the three and nine months ended September 30, 2021 compared to the same periods in 2020. The benefit in the three-month period was primarily due to credit quality improvements. The benefit in the nine-month period was primarily driven by improvements in the macroeconomic outlook and credit quality.
Outstanding loans and leases excluding loans accounted for under the fair value option decreased $1.0 billion in the nine months ended September 30, 2021 driven by consumer loans, which decreased $5.2 billion primarily due to a decline in consumer real estate due to prepayments in a low rate environment. However, outstanding commercial loans and leases, excluding small business, increased $17.9 billion during the nine months ended September 30, 2021, primarily driven by Global Markets.
The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the following table.

75 Bank of America

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	Three Months Ended September 30, 2021
Allowance for loan and lease losses, July 1	$597	$6,835	$6,663	$14,095
Loans and leases charged off	(15)	(626)	(165)	(806)
Recoveries of loans and leases previously charged off	56	256	31	343
Net charge-offs	41	(370)	(134)	(463)
Provision for loan and lease losses	(85)	175	(565)	(475)
Other	2	(1)	(3)	(2)
Allowance for loan and lease losses, September 30	555	6,639	5,961	13,155
Reserve for unfunded lending commitments, July 1	107	—	1,580	1,687
Provision for unfunded lending commitments	(9)	—	(140)	(149)
Reserve for unfunded lending commitments, September 30	98	—	1,440	1,538
Allowance for credit losses, September 30	$653	$6,639	$7,401	$14,693

	Three Months Ended September 30, 2020
Allowance for loan and lease losses, July 1	$833	$10,122	$8,434	$19,389
Loans and leases charged off	(13)	(810)	(470)	(1,293)
Recoveries of loans and leases previously charged off	39	220	62	321
Net charge-offs	26	(590)	(408)	(972)
Provision for loan and lease losses	(6)	304	882	1,180
Other	2	—	(3)	(1)
Allowance for loan and lease losses, September 30	855	9,836	8,905	19,596
Reserve for unfunded lending commitments, July 1	141	—	1,561	1,702
Provision for unfunded lending commitments	(3)	—	212	209
Other	—	—	(1)	(1)
Reserve for unfunded lending commitments, September 30	138	—	1,772	1,910
Allowance for credit losses, September 30	$993	$9,836	$10,677	$21,506

(Dollars in millions)	Nine Months Ended September 30, 2021
Allowance for loan and lease losses, January 1	$858	$9,213	$8,731	$18,802
Loans and leases charged off	(60)	(2,402)	(591)	(3,053)
Recoveries of loans and leases previously charged off	170	757	245	1,172
Net charge-offs	110	(1,645)	(346)	(1,881)
Provision for loan and lease losses	(414)	(929)	(2,423)	(3,766)
Other	1	—	(1)	—
Allowance for loan and lease losses, September 30	555	6,639	5,961	13,155
Reserve for unfunded lending commitments, January 1	137	—	1,741	1,878
Provision for unfunded lending commitments	(39)	—	(300)	(339)
Other	—	—	(1)	(1)
Reserve for unfunded lending commitments, September 30	98	—	1,440	1,538
Allowance for credit losses, September 30	$653	$6,639	$7,401	$14,693

	Nine Months Ended September 30, 2020
Allowance for loan and lease losses, January 1	$440	$7,430	$4,488	$12,358
Loans and leases charged off	(75)	(2,916)	(1,199)	(4,190)
Recoveries of loans and leases previously charged off	147	674	129	950
Net charge-offs	72	(2,242)	(1,070)	(3,240)
Provision for loan and lease losses	336	4,648	5,496	10,480
Other	7	—	(9)	(2)
Allowance for loan and lease losses, September 30	855	9,836	8,905	19,596
Reserve for unfunded lending commitments, January 1	119	—	1,004	1,123
Provision for unfunded lending commitments	19	—	768	787
Reserve for unfunded lending commitments, September 30	138	—	1,772	1,910
Allowance for credit losses, September 30	$993	$9,836	$10,677	$21,506
NOTE 6 Securitizations and Other Variable Interest Entities
The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at September 30, 2021 and December 31, 2020 in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation's maximum loss exposure at September 30, 2021 and December 31, 2020 resulting from its involvement with consolidated and unconsolidated VIEs in which the Corporation holds a variable interest. For more information on the Corporation's use of VIEs and related maximum loss exposure, see Note 1 – Summary of Significant Accounting Principles and Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
The Corporation invests in ABS issued by third-party VIEs with which it has no other form of involvement and enters into certain commercial lending arrangements that may also incorporate the use of VIEs, for example to hold collateral. These securities and loans are included in Note 4 – Securities or Note 5 – Outstanding Loans and Leases and Allowance for Credit

Bank of America 76

Losses. In addition, the Corporation has used VIEs in connection with its funding activities.
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during the nine months ended September 30, 2021 or the year ended December 31, 2020 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $968 million and $929 million at September 30, 2021 and December 31, 2020.
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
The table below summarizes select information related to first-lien mortgage securitizations for the three and nine months ended September 30, 2021 and 2020.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency				Commercial Mortgage
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Proceeds from loan sales (1)	$2,153	$1,698	$5,047	$14,625	$3,122	$945	$5,961	$3,237
Gains on securitizations (2)	3	3	8	724	41	17	105	57
Repurchases from securitization trusts (3)	156	68	512	363	—	—	—	—
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
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $24 million and $97 million, net of hedges, during the three and nine months ended September 30, 2021 compared to $44 million and $105 million for the same periods in 2020, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $129.6 billion and $172.5 billion at September 30, 2021 and 2020. Servicing fee and ancillary fee income on serviced loans was $101 million and $318 million during the three and nine months ended September 30, 2021 compared to $101 million and $353 million for the same periods in 2020. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $2.1 billion and $2.2 billion at September 30, 2021 and December 31, 2020. For more information on MSRs, see Note 14 – Fair Value Measurements.

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
The following table summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at September 30, 2021 and December 31, 2020.

77 Bank of America

First-lien Mortgage VIEs

	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	Sep 30 2021	December 31 2020	Sep 30 2021	December 31 2020	Sep 30 2021	December 31 2020	Sep 30 2021	December 31 2020	Sep 30 2021	December 31 2020
Unconsolidated VIEs
Maximum loss exposure (1)	$12,308	$13,477	$219	$250	$992	$1,031	$51	$46	$1,343	$1,169
On-balance sheet assets
Senior securities:
Trading account assets	$230	$152	$18	$2	$26	$8	$20	$12	$53	$60
Debt securities carried at fair value	5,738	7,588	80	103	638	676	30	33	—	—
Held-to-maturity securities	6,340	5,737	—	—	—	—	—	—	1,047	925
All other assets	—	—	6	6	26	26	1	1	68	50
Total retained positions	$12,308	$13,477	$104	$111	$690	$710	$51	$46	$1,168	$1,035
Principal balance outstanding (2)	$106,969	$133,497	$5,059	$6,081	$5,995	$6,691	$14,404	$16,554	$70,864	$59,268

Consolidated VIEs
Maximum loss exposure (1)	$1,174	$1,328	$10	$66	$23	$53	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$1,174	$1,328	$38	$350	$217	$260	$—	$—	$—	$—
Total assets	$1,174	$1,328	$38	$350	$217	$260	$—	$—	$—	$—
Total liabilities	$—	$—	$28	$284	$194	$207	$—	$—	$—	$—
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
Other Asset-backed Securitizations
The table below summarizes select information related to home equity, credit card and other asset-backed VIEs in which the Corporation held a variable interest at September 30, 2021 and December 31, 2020.

Home Equity Loan, Credit Card and Other Asset-backed VIEs

	Home Equity (1)		Credit Card (2)		Resecuritization Trusts		Municipal Bond Trusts
(Dollars in millions)	Sep 30 2021	December 31 2020	Sep 30 2021	December 31 2020	Sep 30 2021	December 31 2020	Sep 30 2021	December 31 2020
Unconsolidated VIEs
Maximum loss exposure	$167	$206	$—	$—	$6,896	$8,543	$3,862	$3,507
On-balance sheet assets
Securities (3):
Trading account assets	$—	$—	$—	$—	$1,306	$948	$—	$—
Debt securities carried at fair value	1	2	—	—	2,087	2,727	—	—
Held-to-maturity securities	—	—	—	—	3,503	4,868	—	—
Total retained positions	$1	$2	$—	$—	$6,896	$8,543	$—	$—
Total assets of VIEs	$455	$609	$—	$—	$16,665	$17,250	$4,417	$4,042

Consolidated VIEs
Maximum loss exposure	$48	$58	$9,944	$14,606	$211	$217	$301	$1,030
On-balance sheet assets
Trading account assets	$—	$—	$—	$—	$219	$217	$261	$990
Loans and leases	168	218	14,139	21,310	—	—	—	—
Allowance for loan and lease losses	14	14	(1,005)	(1,704)	—	—	—	—
All other assets	3	4	67	1,289	—	—	40	40
Total assets	$185	$236	$13,201	$20,895	$219	$217	$301	$1,030
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—	$280	$432
Long-term debt	138	178	3,247	6,273	8	—	—	—
All other liabilities	—	—	10	16	—	—	—	—
Total liabilities	$138	$178	$3,257	$6,289	$8	$—	$280	$432
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
(2)At September 30, 2021 and December 31, 2020, loans and leases in the consolidated credit card trust included $4.0 billion and $7.6 billion of seller’s interest.
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

Bank of America 78

Credit Card Securitizations
The Corporation securitizes originated and purchased credit card loans. The Corporation’s continuing involvement with the securitization trust includes servicing the receivables, retaining an undivided interest (seller’s interest) in the receivables, and holding certain retained interests, including subordinate interests in accrued interest and fees on the securitized receivables and cash reserve accounts.
During the nine months ended September 30, 2021, there were $1.0 billion of new senior debt securities issued to third-party investors from the credit card securitization trust. No new senior debt securities were issued to third-party investors from the credit card securitization trust during the nine months ended September 30, 2020.
At September 30, 2021 and December 31, 2020, the Corporation held subordinate securities issued by the credit card securitization trust with a notional principal amount of $6.5 billion and $6.8 billion. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. There were $161 million of these subordinate securities issued by the credit card securitization trust during the nine months ended September 30, 2021. No subordinate securities were issued by the credit card securitization trust during the nine months ended September 30, 2020.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $5.9 billion and $20.6 billion of securities during the three and nine months ended September 30, 2021 compared to $8.3 billion and $26.4 billion for the same periods in 2020. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. During the three and nine months ended September 30, 2021 and 2020, resecuritization proceeds included securities with an initial fair value of $1.0 billion and $1.6 billion compared to $598 million and $5.5 billion, of which substantially all of the securities in the current-year period were classified as trading account assets. All of the securities received as resecuritization proceeds during the three months ended September 30, 2020 were classified as trading account assets. Of the securities received as resecuritization proceeds during the nine months ended September 30, 2020, $1.8 billion, $2.1 billion and $1.7 billion were classified as trading account assets, debt securities carried at fair value and HTM securities, respectively. Substantially all of the trading account securities carried at fair value were categorized as Level 2 within the fair value hierarchy.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $3.9 billion and $3.5 billion at September 30, 2021 and December 31, 2020. The weighted-average remaining life of bonds held in the trusts at September 30, 2021 was 6.4 years. There were no significant write-downs or downgrades of assets or issuers during the nine months ended September 30, 2021 and 2020.
Other Variable Interest Entities
The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at September 30, 2021 and December 31, 2020.

Other VIEs

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
(Dollars in millions)	September 30, 2021			December 31, 2020
Maximum loss exposure	$4,831	$25,409	$30,240	$4,106	$23,870	$27,976
On-balance sheet assets
Trading account assets	$2,523	$577	$3,100	$2,080	$623	$2,703
Debt securities carried at fair value	—	7	7	—	9	9
Loans and leases	2,550	39	2,589	2,108	184	2,292
Allowance for loan and lease losses	(3)	(5)	(8)	(3)	(3)	(6)
All other assets	26	24,302	24,328	54	22,553	22,607
Total	$5,096	$24,920	$30,016	$4,239	$23,366	$27,605
On-balance sheet liabilities
Short-term borrowings	$50	$—	$50	$22	$—	$22
Long-term debt	215	—	215	111	—	111
All other liabilities	—	6,109	6,109	—	5,658	5,658
Total	$265	$6,109	$6,374	$133	$5,658	$5,791
Total assets of VIEs	$5,096	$86,035	$91,131	$4,239	$77,984	$82,223
Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.

The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $2.8 billion and $2.3 billion at September 30, 2021 and December 31, 2020, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.

79 Bank of America

Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $258 million and $298 million at September 30, 2021 and December 31, 2020.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At September 30, 2021 and December 31, 2020, the Corporation’s consolidated investment VIEs had total assets of $1.0 billion and $494 million. The Corporation also held investments in unconsolidated VIEs with total assets of $6.6 billion and $5.4 billion at September 30, 2021 and December 31, 2020. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $2.0 billion and $1.5 billion at September 30, 2021 and December 31, 2020 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $1.5 billion and $1.7 billion at September 30, 2021 and December 31, 2020. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
Tax Credit VIEs
The Corporation holds investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, wind and solar projects. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. The Corporation earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure included in the Other VIEs table was $23.5 billion and $22.0 billion at September 30, 2021 and December 31, 2020. The Corporation’s risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment.
The Corporation’s investments in affordable housing partnerships, which are reported in other assets on the Consolidated Balance Sheet, totaled $11.7 billion and $11.2 billion, including unfunded commitments to provide capital contributions of $5.3 billion and $5.0 billion, at September 30, 2021 and December 31, 2020. The unfunded commitments are expected to be paid over the next five years. The Corporation recognized tax credits and other tax benefits from investments in affordable housing partnerships of $350 million and $1.1 billion and reported pretax losses in other income of $282 million and $837 million for the three and nine months ended September 30, 2021. For the same periods in 2020, the Corporation recognized tax credits and other tax benefits of $376 million and $986 million and reported pretax losses in other income of $272 million and $799 million. These tax credits are recognized as part of the Corporation’s annual effective tax rate used to determine tax expense in a given quarter. The Corporation may be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant.
NOTE 7 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at September 30, 2021 and December 31, 2020. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill

	September 30	December 31
(Dollars in millions)	2021	2020
Consumer Banking	$30,137	$30,123
Global Wealth & Investment Management	9,677	9,677
Global Banking (1)	24,027	23,969
Global Markets	5,182	5,182
Total goodwill	$69,023	$68,951
(1) Prior period has been revised to conform to current-period presentation.
Intangible Assets
At both September 30, 2021 and December 31, 2020, the net carrying value of intangible assets was $2.2 billion. At both September 30, 2021 and December 31, 2020, intangible assets included $1.6 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $19 million and $56 million for the three and nine months ended September 30, 2021 compared to $30 million and $62 million for the same periods in 2020.
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

Bank of America 80

The table below presents the net investment in sales-type and direct financing leases at September 30, 2021 and December 31, 2020.

Net Investment (1)

	September 30	December 31
(Dollars in millions)	2021	2020
Lease receivables	$16,458	$17,627
Unguaranteed residuals	2,137	2,303
Total net investment in sales-type and direct financing leases	$18,595	$19,930
(1)In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $7.2 billion and $6.9 billion at September 30, 2021 and December 31, 2020.
The table below presents lease income for the three and nine months ended September 30, 2021 and 2020.

Lease Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020
Sales-type and direct financing leases	$152	$167	$468	$539
Operating leases	235	224	689	703
Total lease income	$387	$391	$1,157	$1,242
Lessee Arrangements
The Corporation's lessee arrangements predominantly consist of operating leases for premises and equipment; the Corporation's financing leases are not significant.
The table below provides information on the right-of-use assets and lease liabilities at September 30, 2021 and December 31, 2020.

Lessee Arrangements

	September 30	December 31
(Dollars in millions)	2021	2020
Right-of-use asset	$10,091	$10,000
Lease liabilities	10,707	10,474
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

	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2021		2020		2021		2020
Federal funds sold and securities borrowed or purchased under agreements to resell
Average during period	$270,094	0.01%	$384,221	0.06%	$263,581	(0.02)%	$325,356	0.37%
Maximum month-end balance during period	278,684	n/a	420,830	n/a	278,684	n/a	451,179	n/a
Federal funds purchased and securities loaned or sold under agreements to repurchase
Average during period	$220,741	0.29%	$192,376	0.41%	$212,214	0.26%	$193,029	0.81%
Maximum month-end balance during period	217,825	n/a	195,028	n/a	218,628	n/a	206,493	n/a
Short-term borrowings
Average during period	20,862	(0.19)	17,770	0.08	20,714	(0.14)	23,347	0.68
Maximum month-end balance during period	21,293	n/a	19,530	n/a	23,333	n/a	30,118	n/a
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

The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at September 30, 2021 and December 31, 2020. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives.

81 Bank of America

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	September 30, 2021
Securities borrowed or purchased under agreements to resell (3)	$533,965	$(272,031)	$261,934	$(240,436)	$21,498
Securities loaned or sold under agreements to repurchase	$479,459	$(272,031)	$207,428	$(195,260)	$12,168
Other (4)	10,167	—	10,167	(10,167)	—
Total	$489,626	$(272,031)	$217,595	$(205,427)	$12,168

	December 31, 2020
Securities borrowed or purchased under agreements to resell (3)	$492,387	$(188,329)	$304,058	$(272,351)	$31,707
Securities loaned or sold under agreements to repurchase	$358,652	$(188,329)	$170,323	$(158,867)	$11,456
Other (4)	16,210	—	16,210	(16,210)	—
Total	$374,862	$(188,329)	$186,533	$(175,077)	$11,456
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
(3)Excludes repurchase activity of $18.8 billion and $14.7 billion reported in loans and leases on the Consolidated Balance Sheet at September 30, 2021 and December 31, 2020.
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

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	September 30, 2021
Securities sold under agreements to repurchase	$211,770	$142,591	$32,455	$42,678	$429,494
Securities loaned	43,780	87	428	5,670	49,965
Other	10,167	—	—	—	10,167
Total	$265,717	$142,678	$32,883	$48,348	$489,626

	December 31, 2020
Securities sold under agreements to repurchase	$158,400	$122,448	$32,149	$22,684	$335,681
Securities loaned	19,140	271	1,029	2,531	22,971
Other	16,210	—	—	—	16,210
Total	$193,750	$122,719	$33,178	$25,215	$374,862
(1)No agreements have maturities greater than three years.

Bank of America 82

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	September 30, 2021
U.S. government and agency securities	$223,197	$—	$—	$223,197
Corporate securities, trading loans and other	13,003	2,809	1,053	16,865
Equity securities	22,221	47,016	9,060	78,297
Non-U.S. sovereign debt	166,678	140	54	166,872
Mortgage trading loans and ABS	4,395	—	—	4,395
Total	$429,494	$49,965	$10,167	$489,626

	December 31, 2020
U.S. government and agency securities	$195,167	$5	$—	$195,172
Corporate securities, trading loans and other	8,633	1,628	1,217	11,478
Equity securities	14,752	21,125	14,931	50,808
Non-U.S. sovereign debt	113,142	213	62	113,417
Mortgage trading loans and ABS	3,987	—	—	3,987
Total	$335,681	$22,971	$16,210	$374,862
Restricted Cash
At September 30, 2021 and December 31, 2020, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $5.6 billion and $7.0 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with central banks to meet reserve requirements.
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
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.3 billion and $10.5 billion at September 30, 2021 and December 31, 2020. The carrying value of these commitments at September 30, 2021 and December 31, 2020, excluding commitments accounted for under the fair value option, was $1.5 billion and $1.9 billion, which predominantly related to the reserve for unfunded lending commitments. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The following table includes the notional amount of commitments of $4.9 billion and $4.0 billion at September 30, 2021 and December 31, 2020 that are accounted for under the fair value option. However, the table excludes the cumulative net fair value for these commitments of $95 million and $99 million at September 30, 2021 and December 31, 2020, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

83 Bank of America

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	September 30, 2021
Notional amount of credit extension commitments
Loan commitments (1)	$105,772	$196,782	$162,919	$32,030	$497,503
Home equity lines of credit	841	4,439	10,237	25,257	40,774
Standby letters of credit and financial guarantees (2)	21,850	11,127	1,689	424	35,090
Letters of credit	1,574	162	32	43	1,811
Legally binding commitments	130,037	212,510	174,877	57,754	575,178
Credit card lines (3)	402,382	—	—	—	402,382
Total credit extension commitments	$532,419	$212,510	$174,877	$57,754	$977,560

	December 31, 2020
Notional amount of credit extension commitments
Loan commitments (1)	$109,406	$171,887	$139,508	$16,091	$436,892
Home equity lines of credit	710	2,992	8,738	29,892	42,332
Standby letters of credit and financial guarantees (2)	19,962	12,038	2,397	1,257	35,654
Letters of credit	886	197	25	27	1,135
Legally binding commitments	130,964	187,114	150,668	47,267	516,013
Credit card lines (3)	384,955	—	—	—	384,955
Total credit extension commitments	$515,919	$187,114	$150,668	$47,267	$900,968
(1)     At September 30, 2021 and December 31, 2020, $5.4 billion and $4.8 billion of these loan commitments were held in the form of a security.
(2)     The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $25.7 billion and $8.9 billion at September 30, 2021, and $25.0 billion and $10.2 billion at December 31, 2020. Amounts in the table include consumer SBLCs of $495 million and $500 million at September 30, 2021 and December 31, 2020.
(3)     Includes business card unused lines of credit.
Other Commitments
At September 30, 2021 and December 31, 2020, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $102 million and $93 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans of $484 million and $645 million, which upon settlement will be included in trading account assets.
At September 30, 2021 and December 31, 2020, the Corporation had commitments to purchase commodities, primarily liquefied natural gas, of $1.1 billion and $582 million, which upon settlement will be included in trading account assets.
At September 30, 2021 and December 31, 2020, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $129.9 billion and $66.5 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $68.9 billion and $32.1 billion. These commitments generally expire within the next 12 months.
At September 30, 2021 and December 31, 2020, the Corporation had a commitment to originate or purchase up to $4.0 billion and $3.9 billion on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2022 and can be terminated with 12 months prior notice.
At September 30, 2021 and December 31, 2020, the Corporation had unfunded equity investment commitments of $392 million and $213 million.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At September 30, 2021 and December 31, 2020, the notional amount of these guarantees totaled $6.3 billion and $7.1 billion. At September 30, 2021 and December 31, 2020, the Corporation’s maximum exposure related to these guarantees totaled $927 million and $1.1 billion, with estimated maturity dates between 2033 and 2039.
Merchant Services
The Corporation in its role as merchant acquirer or as a sponsor of other merchant acquirers may be held liable for any reversed charges that cannot be collected from the merchants, due to, among other things, merchant fraud or insolvency. If charges are properly reversed after a purchase and cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The ability to reverse a charge is primarily governed by the applicable regulatory and card network rules, which include, but are not limited to, the type of charge, type of payment used and time limits. The total amount of transactions processed for the preceding six-month period, which was $450.7 billion, is an estimate of the Corporation’s maximum potential exposure as of September 30, 2021. The Corporation’s risk in this area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The Corporation’s reserves for contingent losses and the losses incurred related to the merchant processing activity were not significant. The Corporation continues to monitor its exposure in this area due to the potential economic impacts of the pandemic.
Representations and Warranties Obligations and Corporate Guarantees
For more information on representations and warranties obligations and corporate guarantees, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

Bank of America 84

The reserve for representations and warranties obligations and corporate guarantees was $1.2 billion and $1.3 billion at September 30, 2021 and December 31, 2020 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet, and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of probable incurred losses, is based on its experience in previous negotiations, and is subject to judgment, a variety of assumptions, and known or unknown uncertainties. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity. See Litigation and Regulatory Matters below for the Corporation's combined range of possible loss in excess of the reserve for representations and warranties and the accrued liability for litigation.
Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $34.7 billion and $22.5 billion at September 30, 2021 and December 31, 2020.
Other Guarantees
The Corporation has entered into additional guarantee agreements and commitments, including sold risk participation swaps, liquidity facilities, lease-end obligation agreements, partial credit guarantees on certain leases, real estate joint venture guarantees, divested business commitments and sold put options that require gross settlement. The maximum potential future payments under these agreements are approximately $10.5 billion and $8.8 billion at September 30, 2021 and December 31, 2020. The estimated maturity dates of these obligations extend up to 2049. The Corporation has made no material payments under these guarantees. For more information on maximum potential future payments under VIE-related liquidity commitments, see Note 6 – Securitizations and Other Variable Interest Entities.
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
As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters described below and the matters disclosed in the prior commitments and contingencies disclosure, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation-related expense of $66 million and $155 million was recognized for the three and nine months ended September 30, 2021 compared to $636 million and $717 million for the same periods in 2020.
For any matter disclosed in this Note and in the prior commitments and contingencies disclosure, for which a loss in future periods is reasonably possible and estimable (whether in excess of an accrued liability or where there is no accrued liability) and for representations and warranties exposures, the Corporation’s estimated range of possible loss is $0 to $1.1 billion in excess of the accrued liability, if any, as of September 30, 2021.
The accrued liability and estimated range of possible loss are based upon currently available information and subject to significant judgment, a variety of assumptions and known and

85 Bank of America

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
On May 20, 2021, the European Commission concluded its investigation regarding trading by various financial institutions in European government bonds. Although it found that the respondent financial institutions violated European competition rules, it did not fine the Corporation because the conduct at issue occurred beyond the statute of limitations. On August 2, 2021, the Corporation filed an appeal seeking an annulment of the European Commission’s decision as it relates to the Corporation.
NOTE 11 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
October 20, 2021	December 3, 2021	December 31, 2021	$0.21
July 21, 2021	September 3, 2021	September 24, 2021	0.21
April 22, 2021	June 4, 2021	June 25, 2021	0.18
January 19, 2021	March 5, 2021	March 26, 2021	0.18
(1)In 2021, and through October 29, 2021
During the three and nine months ended September 30, 2021, the Corporation repurchased and retired 248 million and 452 million shares of common stock, which reduced shareholders’ equity by $9.9 billion and $17.6 billion.
During the nine months ended September 30, 2021, in connection with employee stock plans, the Corporation issued 66 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 26 million shares of its common stock. At September 30, 2021, the Corporation had reserved 562 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
On October 20, 2021, the Board of Directors declared a quarterly common stock dividend of $0.21 per share.
Preferred Stock
During the three months ended March 31, 2021, June 30, 2021 and September 30, 2021, the Corporation declared $490 million, $260 million and $431 million of cash dividends on preferred stock, or a total of $1.2 billion for the nine months ended September 30, 2021. For more information on the Corporation's preferred stock, including liquidation preference, dividend requirements and redemption period, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.
On October 26, 2021, the Corporation issued 52,000 shares of 4.250% Non-Cumulative Preferred Stock, Series QQ for $1.3 billion, with quarterly dividends commencing in February 2022. The Series QQ preferred stock has a liquidation preference of $25,000 per share and is subject to certain restrictions in the event the Corporation fails to declare and pay full dividends.
NOTE 12 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for the nine months ended September 30, 2021 and 2020.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2019	$323	$(1,494)	$(400)	$(4,168)	$(894)	$(6,633)
Net change	4,794	(5)	808	144	(86)	5,655
Balance, September 30, 2020	$5,117	$(1,499)	$408	$(4,024)	$(980)	$(978)

Balance, December 31, 2020	$5,122	$(1,992)	$426	$(4,266)	$(946)	$(1,656)
Net change	(1,243)	292	(1,130)	170	(29)	(1,940)
Balance, September 30, 2021	$3,879	$(1,700)	$(704)	$(4,096)	$(975)	$(3,596)
The following table presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for the nine months ended September 30, 2021 and 2020.

Bank of America 86

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
	Nine Months Ended September 30
(Dollars in millions)	2021			2020
Debt securities:
Net increase (decrease) in fair value	$(1,650)	$410	$(1,240)	$6,763	$(1,685)	$5,078
Net realized gains reclassified into earnings (1)	(4)	1	(3)	(379)	95	(284)
Net change	(1,654)	411	(1,243)	6,384	(1,590)	4,794
Debit valuation adjustments:
Net increase (decrease) in fair value	365	(82)	283	(13)	5	(8)
Net realized losses reclassified into earnings (1)	12	(3)	9	4	(1)	3
Net change	377	(85)	292	(9)	4	(5)
Derivatives:
Net increase (decrease) in fair value	(1,339)	334	(1,005)	977	(238)	739
Reclassifications into earnings:
Net interest income	(125)	30	(95)	96	(23)	73
Compensation and benefits expense	(40)	10	(30)	(5)	1	(4)
Net realized (gains) losses reclassified into earnings	(165)	40	(125)	91	(22)	69
Net change	(1,504)	374	(1,130)	1,068	(260)	808
Employee benefit plans:
Net actuarial losses and other reclassified into earnings (2)	209	(39)	170	191	(47)	144
Net change	209	(39)	170	191	(47)	144
Foreign currency:
Net decrease in fair value	240	(269)	(29)	(29)	(57)	(86)
Net change	240	(269)	(29)	(29)	(57)	(86)
Total other comprehensive income (loss)	$(2,332)	$392	$(1,940)	$7,605	$(1,950)	$5,655
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.
NOTE 13 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for the three and nine months ended September 30, 2021 and 2020 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K.

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share information)	2021	2020	2021	2020
Earnings per common share
Net income	$7,691	$4,881	$24,965	$12,424
Preferred stock dividends	(431)	(441)	(1,181)	(1,159)
Net income applicable to common shareholders	$7,260	$4,440	$23,784	$11,265
Average common shares issued and outstanding	8,430.7	8,732.9	8,583.1	8,762.6
Earnings per common share	$0.86	$0.51	$2.77	$1.29

Diluted earnings per common share
Net income applicable to common shareholders	$7,260	$4,440	$23,784	$11,265
Add preferred stock dividends due to assumed conversions	—	—	168	—
Net income allocated to common shareholders	$7,260	$4,440	$23,952	$11,265
Average common shares issued and outstanding	8,430.7	8,732.9	8,583.1	8,762.6
Dilutive potential common shares (1)	62.1	44.6	119.1	37.9
Total diluted average common shares issued and outstanding	8,492.8	8,777.5	8,702.2	8,800.5
Diluted earnings per common share	$0.85	$0.51	$2.75	$1.28
(1)Includes incremental dilutive shares from preferred stock, restricted stock units, restricted stock and warrants.
For the nine months ended September 30, 2021, 62 million average dilutive potential common shares associated with the Series L preferred stock were included in the diluted share count under the “if-converted” method, whereas they were antidilutive for the three months ended September 30, 2021 and the three and nine months ended September 30, 2020.
NOTE 14 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards and conducts a review of fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. During the nine months ended September 30, 2021, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.

87 Bank of America

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
Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at September 30, 2021 and December 31, 2020, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

	September 30, 2021
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$336	$—	$—	$—	$336
Federal funds sold and securities borrowed or purchased under agreements to resell	—	154,137	—	—	154,137
Trading account assets:
U.S. Treasury and government agencies	46,195	668	—	—	46,863
Corporate securities, trading loans and other	—	36,895	1,634	—	38,529
Equity securities	96,266	39,577	209	—	136,052
Non-U.S. sovereign debt	9,763	23,176	399	—	33,338
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	21,825	84	—	21,909
Mortgage trading loans, ABS and other MBS	—	10,385	1,490	—	11,875
Total trading account assets (2)	152,224	132,526	3,816	—	288,566
Derivative assets	17,376	330,477	3,827	(310,851)	40,829
AFS debt securities:
U.S. Treasury and government agencies	168,030	1,095	—	—	169,125
Mortgage-backed securities:
Agency	—	52,297	—	—	52,297
Agency-collateralized mortgage obligations	—	3,776	—	—	3,776
Non-agency residential	—	405	398	—	803
Commercial	—	18,819	—	—	18,819
Non-U.S. securities	—	12,283	10	—	12,293
Other taxable securities	—	2,560	73	—	2,633
Tax-exempt securities	—	15,559	53	—	15,612
Total AFS debt securities	168,030	106,794	534	—	275,358
Other debt securities carried at fair value:
U.S. Treasury and government agencies	276	—	—	—	276
Non-agency residential MBS	—	411	296	—	707
Non-U.S. and other securities	3,851	5,185	—	—	9,036
Total other debt securities carried at fair value	4,127	5,596	296	—	10,019
Loans and leases	—	6,848	718	—	7,566
Loans held-for-sale	—	3,642	340	—	3,982
Other assets (3)	6,659	2,628	1,744	—	11,031
Total assets (4)	$348,752	$742,648	$11,275	$(310,851)	$791,824
Liabilities
Interest-bearing deposits in U.S. offices	$—	$542	$—	$—	$542
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	155,151	—	—	155,151
Trading account liabilities:
U.S. Treasury and government agencies	20,967	1,105	—	—	22,072
Equity securities	47,035	5,472	—	—	52,507
Non-U.S. sovereign debt	17,766	10,511	—	—	28,277
Corporate securities and other	—	9,350	11	—	9,361
Total trading account liabilities	85,768	26,438	11	—	112,217
Derivative liabilities	18,341	328,506	6,152	(314,937)	38,062
Short-term borrowings	—	4,128	—	—	4,128
Accrued expenses and other liabilities	7,471	2,790	—	—	10,261
Long-term debt	—	27,570	1,126	—	28,696
Total liabilities (4)	$111,580	$545,125	$7,289	$(314,937)	$349,057
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes securities with a fair value of $10.8 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $1.6 billion that is accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(3)Includes MSRs of $940 million which are classified as Level 3 assets.
(4)Total recurring Level 3 assets were 0.37 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.26 percent of total consolidated liabilities.

Bank of America 88

	December 31, 2020
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$1,649	$—	$—	$—	$1,649
Federal funds sold and securities borrowed or purchased under agreements to resell	—	108,856	—	—	108,856
Trading account assets:
U.S. Treasury and government agencies	45,219	3,051	—	—	48,270
Corporate securities, trading loans and other	—	22,817	1,359	—	24,176
Equity securities	36,372	31,372	227	—	67,971
Non-U.S. sovereign debt	5,753	20,884	354	—	26,991
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	21,566	75	—	21,641
Mortgage trading loans, ABS and other MBS	—	8,440	1,365	—	9,805
Total trading account assets (2)	87,344	108,130	3,380	—	198,854
Derivative assets	15,624	416,175	2,751	(387,371)	47,179
AFS debt securities:
U.S. Treasury and government agencies	115,266	1,114	—	—	116,380
Mortgage-backed securities:
Agency	—	61,849	—	—	61,849
Agency-collateralized mortgage obligations	—	5,260	—	—	5,260
Non-agency residential	—	631	378	—	1,009
Commercial	—	16,491	—	—	16,491
Non-U.S. securities	—	13,999	18	—	14,017
Other taxable securities	—	2,640	71	—	2,711
Tax-exempt securities	—	16,598	176	—	16,774
Total AFS debt securities	115,266	118,582	643	—	234,491
Other debt securities carried at fair value:
U.S. Treasury and government agencies	93	—	—	—	93
Non-agency residential MBS	—	506	267	—	773
Non-U.S. and other securities	2,619	8,625	—	—	11,244
Total other debt securities carried at fair value	2,712	9,131	267	—	12,110
Loans and leases	—	5,964	717	—	6,681
Loans held-for-sale	—	1,349	236	—	1,585
Other assets (3)	9,898	3,850	1,970	—	15,718
Total assets (4)	$232,493	$772,037	$9,964	$(387,371)	$627,123
Liabilities
Interest-bearing deposits in U.S. offices	$—	$481	$—	$—	$481
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	135,391	—	—	135,391
Trading account liabilities:
U.S. Treasury and government agencies	9,425	139	—	—	9,564
Equity securities	38,189	4,235	—	—	42,424
Non-U.S. sovereign debt	5,853	8,043	—	—	13,896
Corporate securities and other	—	5,420	16	—	5,436
Total trading account liabilities	53,467	17,837	16	—	71,320
Derivative liabilities	14,907	412,881	6,219	(388,481)	45,526
Short-term borrowings	—	5,874	—	—	5,874
Accrued expenses and other liabilities	12,297	4,014	—	—	16,311
Long-term debt	—	31,036	1,164	—	32,200
Total liabilities (5)	$80,671	$607,514	$7,399	$(388,481)	$307,103
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes securities with a fair value of $16.8 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $576 million that is accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(3)Includes MSRs of $1.0 billion which are classified as Level 3 assets.
(4)Total recurring Level 3 assets were 0.35 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.29 percent of total consolidated liabilities.

89 Bank of America

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2021 and 2020, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance July 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Three Months Ended September 30, 2021
Trading account assets:
Corporate securities, trading loans and other	$1,764	$(2)	$—	$89	$(43)	$—	$(118)	$239	$(295)	$1,634	$(20)
Equity securities	260	(2)	—	18	(11)	—	—	20	(76)	209	(2)
Non-U.S. sovereign debt	414	4	(26)	16	—	—	(9)	—	—	399	4
Mortgage trading loans, MBS and ABS	1,498	(43)	—	97	(89)	—	(61)	180	(8)	1,574	(41)
Total trading account assets	3,936	(43)	(26)	220	(143)	—	(188)	439	(379)	3,816	(59)
Net derivative assets (liabilities) (4)	(2,884)	564	—	124	(168)	—	23	173	(157)	(2,325)	512
AFS debt securities:
Non-agency residential MBS	205	(1)	(2)	—	—	—	(12)	208	—	398	(4)
Non-U.S. securities	11	(3)	—	—	—	—	2	—	—	10	—
Other taxable securities	74	—	(1)	—	—	—	—	—	—	73	—
Tax-exempt securities	51	2	—	—	—	—	—	—	—	53	2
Total AFS debt securities	341	(2)	(3)	—	—	—	(10)	208	—	534	(2)
Other debt securities carried at fair value – Non-agency residential MBS	281	(2)	—	—	—	—	(9)	26	—	296	(2)
Loans and leases (5,6)	857	(59)	—	—	—	—	(67)	—	(13)	718	(59)
Loans held-for-sale (5,6)	263	13	(7)	94	(1)	—	(22)	—	—	340	10
Other assets (6,7)	1,775	15	(6)	1	1	51	(95)	2	—	1,744	49
Trading account liabilities – Corporate securities and other	(17)	6	—	—	—	—	—	—	—	(11)	(1)
Long-term debt (5)	(1,060)	(65)	2	—	—	(9)	30	(25)	1	(1,126)	(65)

Three Months Ended September 30, 2020
Trading account assets:
Corporate securities, trading loans and other	$1,548	$(20)	$—	$—	$(49)	$—	$(91)	$136	$(54)	$1,470	$(34)
Equity securities	194	8	—	4	(3)	—	—	7	(3)	207	3
Non-U.S. sovereign debt	248	7	(6)	1	(2)	—	(1)	83	(40)	290	6
Mortgage trading loans, MBS and ABS	1,736	2	—	36	(108)	11	(12)	167	(62)	1,770	10
Total trading account assets	3,726	(3)	(6)	41	(162)	11	(104)	393	(159)	3,737	(15)
Net derivative assets (liabilities) (4)	(3,343)	228	—	39	(177)	—	(58)	3	(223)	(3,531)	196
AFS debt securities:
Non-agency residential MBS	462	—	5	—	—	—	(10)	25	(42)	440	—
Non-U.S. securities	5	—	—	—	—	—	(1)	10	—	14	—
Other taxable securities	65	—	—	3	—	—	—	—	—	68	—
Tax-exempt securities	337	15	—	—	—	—	(167)	—	(5)	180	15
Total AFS debt securities	869	15	5	3	—	—	(178)	35	(47)	702	15
Other debt securities carried at fair value – Non-agency residential MBS	449	18	—	—	—	—	(11)	2	—	458	17
Loans and leases (5,6)	741	(2)	—	—	(25)	—	(89)	—	—	625	(5)
Loans held-for-sale (5,6)	970	(7)	(2)	—	(25)	—	(14)	—	—	922	(10)
Other assets (6,7)	1,911	25	6	—	1	53	(121)	—	—	1,875	4
Trading account liabilities – Equity securities	(1)	—	—	—	—	—	—	—	—	(1)	—
Trading account liabilities – Corporate securities and other	(16)	2	—	—	(2)	—	—	—	—	(16)	—
Long-term debt (5)	(956)	(50)	(10)	—	—	—	46	—	—	(970)	(50)
(1)Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.
(2)Includes gains (losses) reported in earnings in the following income statement line items: Trading account assets/liabilities - predominantly market making and similar activities; Net derivative assets (liabilities) - market making and similar activities and other income; AFS debt securities - other income; Other debt securities carried at fair value - other income; Loans and leases - market making and similar activities and other income; Loans held-for-sale - other income; Other assets - primarily market making and similar activities and other income related to MSRs; Long-term debt - market making and similar activities.
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option.  Amounts include net unrealized losses of $38 million and $8 million related to financial instruments still held at September 30, 2021 and 2020.
(4)Net derivative assets (liabilities) include derivative assets of $3.8 billion and $2.5 billion and derivative liabilities of $6.2 billion and $6.0 billion at September 30, 2021 and 2020.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

Bank of America 90

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Nine Months Ended September 30, 2021
Trading account assets:
Corporate securities, trading loans and other	$1,359	$23	$—	$515	$(300)	$—	$(251)	$697	$(409)	$1,634	$(42)
Equity securities	227	20	—	71	(60)	—	—	98	(147)	209	(17)
Non-U.S. sovereign debt	354	24	(14)	18	—	—	(9)	26	—	399	27
Mortgage trading loans, ABS and other MBS	1,440	(4)	—	344	(584)	1	(125)	624	(122)	1,574	(65)
Total trading account assets	3,380	63	(14)	948	(944)	1	(385)	1,445	(678)	3,816	(97)
Net derivative assets (liabilities) (4)	(3,468)	855	—	473	(517)	—	206	(18)	144	(2,325)	579
AFS debt securities:
Non-agency residential MBS	378	(16)	(96)	—	—	—	(37)	244	(75)	398	(7)
Non-U.S. securities	18	(4)	—	—	—	—	(4)	—	—	10	—
Other taxable securities	71	—	(6)	8	—	—	—	—	—	73	—
Tax-exempt securities	176	19	—	—	—	—	—	—	(142)	53	18
Total AFS debt securities	643	(1)	(102)	8	—	—	(41)	244	(217)	534	11
Other debt securities carried at fair value – Non-agency residential MBS	267	—	—	—	—	—	(29)	58	—	296	—
Loans and leases (5,6)	717	45	—	—	—	70	(147)	46	(13)	718	52
Loans held-for-sale (5,6)	236	17	(4)	132	(1)	—	(62)	26	(4)	340	40
Other assets (6,7)	1,970	36	2	56	(144)	115	(300)	9	—	1,744	92
Trading account liabilities – Corporate securities and other	(16)	6	—	—	—	(1)	—	—	—	(11)	—
Long-term debt (5)	(1,164)	(83)	4	2	—	(11)	67	(57)	116	(1,126)	(54)

Nine Months Ended September 30, 2020
Trading account assets:
Corporate securities, trading loans and other	$1,507	$(150)	$(1)	$280	$(181)	$8	$(165)	$520	$(348)	$1,470	$(128)
Equity securities	239	(17)	—	33	(37)	—	—	32	(43)	207	(20)
Non-U.S. sovereign debt	482	35	(69)	76	(61)	—	(20)	100	(253)	290	33
Mortgage trading loans, ABS and other MBS	1,553	(145)	(3)	502	(582)	11	(52)	659	(173)	1,770	(135)
Total trading account assets	3,781	(277)	(73)	891	(861)	19	(237)	1,311	(817)	3,737	(250)
Net derivative assets (liabilities) (4)	(2,538)	111	—	216	(558)	—	(224)	(273)	(265)	(3,531)	(356)
AFS debt securities:
Non-agency residential MBS	424	(5)	(4)	23	—	—	(32)	158	(124)	440	(5)
Non-U.S. securities	2	—	—	—	(1)	—	(1)	14	—	14	—
Other taxable securities	65	—	—	6	(4)	—	—	1	—	68	—
Tax-exempt securities	108	(19)	3	—	—	—	(167)	265	(10)	180	(18)
Total AFS debt securities	599	(24)	(1)	29	(5)	—	(200)	438	(134)	702	(23)
Other debt securities carried at fair value – Non-agency residential MBS	299	12	—	—	—	—	(19)	178	(12)	458	(12)
Loans and leases (5,6)	693	(74)	—	32	(26)	22	(120)	98	—	625	(61)
Loans held-for-sale (5,6)	375	(7)	(35)	—	(106)	691	(89)	93	—	922	(19)
Other assets (6,7)	2,360	(294)	(11)	—	2	206	(391)	5	(2)	1,875	(373)
Trading account liabilities – Equity securities	(2)	1	—	—	—	—	—	—	—	(1)	1
Trading account liabilities – Corporate securities and other	(15)	7	—	(7)	(2)	—	1	—	—	(16)	—
Long-term debt (5)	(1,149)	5	50	8	—	(45)	201	(52)	12	(970)	(10)
(1)Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.
(2)Includes gains (losses) reported in earnings in the following income statement line items: Trading account assets/liabilities - predominantly market making and similar activities; Net derivative assets (liabilities) - market making and similar activities and other income; AFS debt securities - other income; Other debt securities carried at fair value - other income; Loans and leases - market making and similar activities and other income; Loans held-for-sale - other income; Other assets - primarily market making and similar activities and other income related to MSRs; Long-term debt - market making and similar activities.
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized losses of $45 million and $47 million related to financial instruments still held at September 30, 2021 and 2020.
(4)Net derivative assets (liabilities) include derivative assets of $3.8 billion and $2.5 billion and derivative liabilities of $6.2 billion and $6.0 billion at September 30, 2021 and 2020.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

91 Bank of America

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at September 30, 2021 and December 31, 2020.

Quantitative Information about Level 3 Fair Value Measurements at September 30, 2021

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$1,359	Discounted cash flow, Market comparables	Yield	0% to 25%	6%
Trading account assets – Mortgage trading loans, ABS and other MBS	306		Prepayment speed	1% to 42% CPR	19% CPR
Loans and leases	359		Default rate	0% to 3% CDR	1% CDR
AFS debt securities – Non-agency residential	398		Price	$0 to $160	$91
Other debt securities carried at fair value – Non-agency residential	296		Loss severity	0% to 44%	14%
Instruments backed by commercial real estate assets	$458	Discounted cash flow	Yield	0% to 25%	4%
Trading account assets – Corporate securities, trading loans and other	286		Price	$0 to $100	$62
Trading account assets – Mortgage trading loans, ABS and other MBS	81
AFS debt securities, primarily other taxable securities	83
Loans held-for-sale	8
Commercial loans, debt securities and other	$3,678	Discounted cash flow, Market comparables	Yield	0% to 20%	10%
Trading account assets – Corporate securities, trading loans and other	1,348		Prepayment speed	10% to 20%	15%
Trading account assets – Non-U.S. sovereign debt	399		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, ABS and other MBS	1,187		Loss severity	35% to 40%	38%
AFS debt securities – Tax-exempt securities	53		Price	$0 to $186	$67
Loans and leases	359		Long-dated equity volatilities	45%	n/a
Loans held-for-sale	332
Other assets, primarily auction rate securities	$804	Discounted cash flow, Market comparables	Price	$10 to $96	$92
			Discount rate	9%	n/a

MSRs	$940	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 14 years	4 years
			Weighted-average life, variable rate (5)	0 to 11 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(1,126)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Yield	0% to 16%	14%
			Equity correlation	3% to 99%	80%
			Long-dated equity volatilities	4% to 67%	36%
			Price	$0 to $121	$85
			Natural gas forward price	$2/MMBtu to $12/MMBtu	$4 /MMBtu
Net derivative assets (liabilities)
Credit derivatives	$(109)	Discounted cash flow, Stochastic recovery correlation model	Credit spreads	1 to 611 bps	62 bps
			Upfront points	16 to 100 points	68 points
			Prepayment speed	15% CPR	n/a
			Default rate	2% CDR	n/a
			Credit correlation	24% to 60%	55%
			Price	$0 to $122	$66
Equity derivatives	$(1,442)	Industry standard derivative pricing (3)	Equity correlation	3% to 99%	80%
			Long-dated equity volatilities	4% to 67%	36%
Commodity derivatives	$(942)	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$2/MMBtu to $12/MMBtu	$4 /MMBtu
			Correlation	64% to 82%	75%
			Power forward price	$12 to $74	$28
			Volatilities	41% to 113%	80%
Interest rate derivatives	$168	Industry standard derivative pricing (4)	Correlation (IR/IR)	(1)% to 90%	53%
			Correlation (FX/IR)	0% to 58%	44%
			Long-dated inflation rates	(7)% to 12%	5%
			Long-dated inflation volatilities	0% to 2%	2%
			Interest rate volatilities	0% to 3%	1%
Total net derivative assets (liabilities)	$(2,325)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 88: Trading account assets – Corporate securities, trading loans and other of $1.6 billion, Trading account assets – Non-U.S. sovereign debt of $399 million, Trading account assets – Mortgage trading loans, MBS and ABS of $1.6 billion, AFS debt securities of $534 million, Other debt securities carried at fair value - Non-agency residential of $296 million, Other assets, including MSRs, of $1.7 billion, Loans and leases of $718 million and LHFS of $340 million.
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

Bank of America 92

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

93 Bank of America

Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three and nine months ended September 30, 2021 and 2020.

Assets Measured at Fair Value on a Nonrecurring Basis

	September 30, 2021		Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$124	$20	$(2)	$4
Loans and leases (1)	—	182	(16)	(47)
Foreclosed properties (2, 3)	—	17	(3)	(4)
Other assets	354	2,101	(35)	(494)

	September 30, 2020		Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Assets
Loans held-for-sale	$630	$903	$(14)	$(121)
Loans and leases (1)	—	226	(19)	(59)
Foreclosed properties (2, 3)	—	27	(7)	(11)
Other assets	209	576	(32)	(58)
(1)Includes $7 million and $18 million of losses on loans that were written down to a collateral value of zero during the three and nine months ended September 30, 2021 compared to losses of $9 million and $26 million for the same periods in 2020.
(2)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
(3)Excludes $55 million and $131 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at September 30, 2021 and 2020.
The table below presents information about significant unobservable inputs utilized in the Corporation's nonrecurring Level 3 fair value measurements at September 30, 2021 and December 31, 2020.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	Nine Months Ended September 30, 2021
Loans and leases (2)	$182	Market comparables	OREO discount	13% to 59%	24%
			Costs to sell	8% to 26%	9%
Other assets (3)	1,926	Discounted cash flow	Discount rate	7%	n/a
	170	Market comparables	Estimated appraisal value	n/a	n/a
	Year Ended December 31, 2020
Loans held-for-sale	$792	Discounted cash flow	Price	$8 to $99	$95
Loans and leases (2)	301	Market comparables	OREO discount	13% to 59%	24%
			Costs to sell	8% to 26%	9%
Other assets (4)	576	Discounted cash flow	Revenue attrition	2% to 19%	7%
			Discount rate	11% to 14%	12%
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
n/a = not applicable
NOTE 15 Fair Value Option
The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2020 Annual Report on Form 10-K. The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at September 30, 2021 and December 31, 2020, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and nine months ended September 30, 2021 and 2020.

Bank of America 94

Fair Value Option Elections

	September 30, 2021			December 31, 2020
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$154,137	$154,135	$2	$108,856	$108,811	$45
Loans reported as trading account assets (1)	9,410	17,534	(8,124)	7,967	17,372	(9,405)
Trading inventory – other	22,962	n/a	n/a	22,790	n/a	n/a
Consumer and commercial loans	7,566	7,628	(62)	6,681	6,778	(97)
Loans held-for-sale (1)	3,982	4,884	(902)	1,585	2,521	(936)
Other assets	194	n/a	n/a	200	n/a	n/a
Long-term deposits	542	530	12	481	448	33
Federal funds purchased and securities loaned or sold under agreements to repurchase	155,151	155,187	(36)	135,391	135,390	1
Short-term borrowings	4,128	4,341	(213)	5,874	5,178	696
Unfunded loan commitments	95	n/a	n/a	99	n/a	n/a
Long-term debt	28,696	29,783	(1,087)	32,200	33,470	(1,270)
(1)A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

Gains (Losses) Related to Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended September 30
	2021			2020
(Dollars in millions)	Market making and similar activities	Other Income	Total	Market making and similar activities	Other Income	Total
Loans reported as trading account assets	$5	$—	$5	$58	$—	$58
Trading inventory – other (1)	(1,155)	—	(1,155)	709	—	709
Consumer and commercial loans	(56)	(11)	(67)	(2)	102	100
Loans held-for-sale (2)	—	53	53	—	22	22
Short-term borrowings	548	—	548	(38)	—	(38)
Unfunded loan commitments	—	8	8	—	(18)	(18)
Long-term debt (3)	225	(9)	216	(347)	(6)	(353)
Other (4)	7	—	7	19	7	26
Total	$(426)	$41	$(385)	$399	$107	$506

	Nine Months Ended September 30
	2021			2020
Loans reported as trading account assets	$288	$—	$288	$(15)	$—	$(15)
Trading inventory – other (1)	419	—	419	1,259	—	1,259
Consumer and commercial loans	58	34	92	(49)	(85)	(134)
Loans held-for-sale (2)	—	64	64	—	67	67
Short-term borrowings	1,022	—	1,022	196	—	196
Unfunded loan commitments	—	2	2	—	(88)	(88)
Long-term debt (3)	(436)	(33)	(469)	(1,300)	(31)	(1,331)
Other (4)	18	(24)	(6)	28	(31)	(3)
Total	$1,369	$43	$1,412	$119	$(168)	$(49)
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

Gains (Losses) Related to Borrower-specific Credit Risk for Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020
Loans reported as trading account assets	$(21)	$11	$166	$(225)
Consumer and commercial loans	(22)	100	10	(96)
Loans held-for-sale	37	(24)	35	(117)
Unfunded loan commitments	8	(18)	2	(88)

95 Bank of America

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
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at September 30, 2021 and December 31, 2020 are presented in the table below.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	September 30, 2021
Financial assets
Loans	$894,158	$52,330	$880,083	$932,413
Loans held-for-sale	9,415	8,601	823	9,424
Financial liabilities
Deposits (1)	1,964,804	1,964,794	—	1,964,794
Long-term debt	278,621	286,414	1,293	287,707
Commercial unfunded lending commitments (2)	1,633	95	6,542	6,637

	December 31, 2020
Financial assets
Loans	$887,289	$49,372	$877,682	$927,054
Loans held-for-sale	9,243	7,864	1,379	9,243
Financial liabilities
Deposits (1)	1,795,480	1,795,545	—	1,795,545
Long-term debt	262,934	271,315	1,164	272,479
Commercial unfunded lending commitments (2)	1,977	99	5,159	5,258
(1)    Includes demand deposits of $962.9 billion and $799.0 billion with no stated maturities at September 30, 2021 and December 31, 2020.
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
NOTE 17 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, Global Wealth & Investment Management, Global Banking and Global Markets, with the remaining operations recorded in All Other. For more information, see Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s
2020 Annual Report on Form 10-K. The following tables present net income and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for the three and nine months ended September 30, 2021 and 2020, and total assets at September 30, 2021 and 2020 for each business segment, as well as All Other.

Bank of America 96

Results of Business Segments and All Other

At and for the three months ended September 30	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2021	2020	2021	2020	2021	2020
Net interest income	$11,195	$10,243	$6,493	$5,890	$1,451	$1,237
Noninterest income	11,672	10,207	2,345	2,149	3,859	3,309
Total revenue, net of interest expense	22,867	20,450	8,838	8,039	5,310	4,546
Provision for credit losses	(624)	1,389	247	479	(58)	24
Noninterest expense	14,440	14,401	4,558	4,842	3,745	3,533
Income before income taxes	9,051	4,660	4,033	2,718	1,623	989
Income tax expense	1,360	(221)	988	666	398	242
Net income	$7,691	$4,881	$3,045	$2,052	$1,225	$747
Period-end total assets	$3,085,446	$2,738,452	$1,091,431	$947,513	$393,708	$337,576

	Global Banking		Global Markets		All Other
	2021	2020	2021	2020	2021	2020
Net interest income	$2,186	$2,028	$1,000	$1,108	$65	$(20)
Noninterest income	3,058	2,489	3,519	3,175	(1,109)	(915)
Total revenue, net of interest expense	5,244	4,517	4,519	4,283	(1,044)	(935)
Provision for credit losses	(781)	883	16	21	(48)	(18)
Noninterest expense	2,534	2,365	3,252	3,102	351	559
Income before income taxes	3,491	1,269	1,251	1,160	(1,347)	(1,476)
Income tax expense	942	343	325	302	(1,293)	(1,774)
Net income	$2,549	$926	$926	$858	$(54)	$298
Period-end total assets	$623,640	$553,776	$776,929	$676,242	$199,738	$223,345
(1)There were no material intersegment revenues.

Results of Business Segments and All Other

At and for the nine months ended September 30	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2021	2020	2021	2020	2021	2020
Net interest income	$31,846	$33,493	$18,386	$18,743	$4,137	$4,186
Noninterest income	35,529	32,322	6,707	6,277	11,209	9,721
Total revenue, net of interest expense	67,375	65,815	25,093	25,020	15,346	13,907
Provision for credit losses	(4,105)	11,267	(1,067)	5,761	(185)	349
Noninterest expense	45,000	41,286	14,548	14,074	11,425	10,596
Income before income taxes	26,480	13,262	11,612	5,185	4,106	2,962
Income tax expense	1,515	838	2,845	1,270	1,006	726
Net income	$24,965	$12,424	$8,767	$3,915	$3,100	$2,236
Period-end total assets	$3,085,446	$2,738,452	$1,091,431	$947,513	$393,708	$337,576

	Global Banking		Global Markets		All Other
	2021	2020	2021	2020	2021	2020
Net interest income	$6,150	$7,003	$2,980	$3,558	$193	$3
Noninterest income	8,817	7,205	12,457	11,301	(3,661)	(2,182)
Total revenue, net of interest expense	14,967	14,208	15,437	14,859	(3,468)	(2,179)
Provision for credit losses	(2,738)	4,849	33	233	(148)	75
Noninterest expense	7,915	6,910	10,150	8,598	962	1,108
Income before income taxes	9,790	2,449	5,254	6,028	(4,282)	(3,362)
Income tax expense	2,643	661	1,366	1,567	(6,345)	(3,386)
Net income	$7,147	$1,788	$3,888	$4,461	$2,063	$24
Period-end total assets	$623,640	$553,776	$776,929	$676,242	$199,738	$223,345
(1)There were no material intersegment revenues

97 Bank of America

The tables below present noninterest income and the associated components for the three and nine months ended September 30, 2021 and 2020 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Three Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020	2021	2020
Fees and commissions:
Card income
Interchange fees	$1,154	$1,172	$905	$840	$11	$10
Other card income	429	396	412	380	11	11
Total card income	1,583	1,568	1,317	1,220	22	21
Service charges
Deposit-related fees	1,619	1,515	935	837	18	17
Lending-related fees	309	302	—	—	—	—
Total service charges	1,928	1,817	935	837	18	17
Investment and brokerage services
Asset management fees	3,276	2,740	49	36	3,228	2,706
Brokerage fees	960	883	32	32	455	399
Total investment and brokerage services	4,236	3,623	81	68	3,683	3,105
Investment banking fees
Underwriting income	1,168	1,239	—	—	82	93
Syndication fees	346	133	—	—	—	—
Financial advisory services	654	397	—	—	—	—
Total investment banking fees	2,168	1,769	—	—	82	93
Total fees and commissions	9,915	8,777	2,333	2,125	3,805	3,236
Market making and similar activities	2,005	1,689	1	—	9	14
Other income (loss)	(248)	(259)	11	24	45	59
Total noninterest income	$11,672	$10,207	$2,345	$2,149	$3,859	$3,309

	Global Banking		Global Markets		All Other (1)
	Three Months Ended September 30
	2021	2020	2021	2020	2021	2020
Fees and commissions:
Card income
Interchange fees	$180	$153	$59	$170	$(1)	$(1)
Other card income	5	3	—	—	1	2
Total card income	185	156	59	170	—	1
Service charges
Deposit-related fees	633	597	30	54	3	10
Lending-related fees	257	249	53	54	(1)	(1)
Total service charges	890	846	83	108	2	9
Investment and brokerage services
Asset management fees	—	—	—	—	(1)	(2)
Brokerage fees	9	14	470	439	(6)	(1)
Total investment and brokerage services	9	14	470	439	(7)	(3)
Investment banking fees
Underwriting income	512	536	629	643	(55)	(33)
Syndication fees	177	78	170	55	(1)	—
Financial advisory services	608	356	45	40	1	1
Total investment banking fees	1,297	970	844	738	(55)	(32)
Total fees and commissions	2,381	1,986	1,456	1,455	(60)	(25)
Market making and similar activities	40	16	2,014	1,725	(59)	(66)
Other income (loss)	637	487	49	(5)	(990)	(824)
Total noninterest income	$3,058	$2,489	$3,519	$3,175	$(1,109)	$(915)
(1)All Other includes eliminations of intercompany transactions.

Bank of America 98

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020	2021	2020
Fees and commissions:
Card income
Interchange fees	$3,431	$2,794	$2,687	$2,129	$33	$26
Other card income	1,173	1,295	1,131	1,255	29	30
Total card income	4,604	4,089	3,818	3,384	62	56
Service charges
Deposit-related fees	4,671	4,441	2,617	2,538	54	49
Lending-related fees	923	841	—	—	—	—
Total service charges	5,594	5,282	2,617	2,538	54	49
Investment and brokerage services
Asset management fees	9,434	7,905	136	108	9,298	7,811
Brokerage fees	2,988	2,898	100	96	1,312	1,270
Total investment and brokerage services	12,422	10,803	236	204	10,610	9,081
Investment banking fees
Underwriting income	4,028	3,610	—	—	305	292
Syndication fees	1,047	634	—	—	—	—
Financial advisory services	1,461	1,072	—	—	—	—
Total investment banking fees	6,536	5,316	—	—	305	292
Total fees and commissions	29,156	25,490	6,671	6,126	11,031	9,478
Market making and similar activities	7,360	6,983	1	2	31	52
Other income (loss)	(987)	(151)	35	149	147	191
Total noninterest income	$35,529	$32,322	$6,707	$6,277	$11,209	$9,721

	Global Banking		Global Markets		All Other (1)
	Nine Months Ended September 30
	2021	2020	2021	2020	2021	2020
Fees and commissions:
Card income
Interchange fees	$503	$337	$208	$301	$—	$1
Other card income	12	10	—	—	1	—
Total card income	515	347	208	301	1	1
Service charges
Deposit-related fees	1,877	1,693	117	134	6	27
Lending-related fees	760	686	163	156	—	(1)
Total service charges	2,637	2,379	280	290	6	26
Investment and brokerage services
Asset management fees	—	—	—	—	—	(14)
Brokerage fees	90	45	1,504	1,487	(18)	—
Total investment and brokerage services	90	45	1,504	1,487	(18)	(14)
Investment banking fees
Underwriting income	1,754	1,607	2,165	1,879	(196)	(168)
Syndication fees	547	357	500	278	—	(1)
Financial advisory services	1,341	948	119	123	1	1
Total investment banking fees	3,642	2,912	2,784	2,280	(195)	(168)
Total fees and commissions	6,884	5,683	4,776	4,358	(206)	(155)
Market making and similar activities	99	88	7,448	7,059	(219)	(218)
Other income (loss)	1,834	1,434	233	(116)	(3,236)	(1,809)
Total noninterest income	$8,817	$7,205	$12,457	$11,301	$(3,661)	$(2,182)
(1)All Other includes eliminations of intercompany transactions.

99 Bank of America

The table below presents a reconciliation of the four business segments' total revenue, net of interest expense, on an FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet.

Business Segment Reconciliations

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2021	2020	2021	2020
Segments’ total revenue, net of interest expense	$23,911	$21,385	$70,843	$67,994
Adjustments (1):
Asset and liability management activities	3	(168)	(41)	425
Liquidating businesses, eliminations and other	(1,047)	(767)	(3,427)	(2,604)
FTE basis adjustment	(101)	(114)	(322)	(386)
Consolidated revenue, net of interest expense	$22,766	$20,336	$67,053	$65,429
Segments’ total net income	7,745	4,583	22,902	12,400
Adjustments, net-of-tax (1):
Asset and liability management activities	10	(127)	(20)	316
Liquidating businesses, eliminations and other	(64)	425	2,083	(292)
Consolidated net income	$7,691	$4,881	$24,965	$12,424

			September 30
			2021	2020
Segments’ total assets			$2,885,708	$2,515,107
Adjustments (1):
Asset and liability management activities, including securities portfolio			1,296,026	1,018,385
Elimination of segment asset allocations to match liabilities			(1,162,175)	(857,788)
Other			65,887	62,748
Consolidated total assets			$3,085,446	$2,738,452
(1)Adjustments include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

Bank of America 100

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

101 Bank of America

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
Return on Average Shareholders’ Equity – Net income divided by average shareholders’ equity.
Risk-adjusted Margin – Difference between total revenue, net of interest expense, and net credit losses divided by average loans.

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
ALM	Asset and liability management
ARR	Alternative reference rates
AUM	Assets under management
BANA	Bank of America, National Association
BHC	Bank holding company
BofAS	BofA Securities, Inc.
BofASE	BofA Securities Europe SA
bps	Basis points
CCAR	Comprehensive Capital Analysis and Review
CDO	Collateralized debt obligation
CECL	Current expected credit losses
CET1	Common equity tier 1
CFTC	Commodity Futures Trading Commission
CLTV	Combined loan-to-value
CVA	Credit valuation adjustment
DVA	Debit valuation adjustment
EPS	Earnings per common share
ESG	Environmental, social and governance
FCA	Financial Conduct Authority
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Freddie Mac
FICC	Fixed income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FINRA	Financial Industry Regulatory Authority, Inc.
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
FVA	Funding valuation adjustment
GAAP	Accounting principles generally accepted in the United States of America
GLS	Global Liquidity Sources
GNMA	Government National Mortgage Association
GSE	Government-sponsored enterprise
G-SIB	Global systemically important bank

GWIM	Global Wealth & Investment Management
HELOC	Home equity line of credit
HQLA	High Quality Liquid Assets
HTM	Held-to-maturity
IBOR	Interbank Offered Rates
IRLC	Interest rate lock commitment
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held-for-sale
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MLGWM	Merrill Lynch Global Wealth Management
MLI	Merrill Lynch International
MLPCC	Merrill Lynch Professional Clearing Corp
MLPF&S	Merrill Lynch, Pierce, Fenner & Smith Incorporated
MSA	Metropolitan Statistical Area
MSR	Mortgage servicing right
NSFR	Net Stable Funding Ratio
OCI	Other comprehensive income
OREO	Other real estate owned
PCA	Prompt Corrective Action
PPP	Paycheck Protection Program
RWA	Risk-weighted assets
SBLC	Standby letter of credit
SCB	Stress capital buffer
SEC	Securities and Exchange Commission
SLR	Supplementary leverage ratio
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructurings
TLAC	Total loss-absorbing capacity
VaR	Value-at-Risk
VIE	Variable interest entity

Bank of America 102

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents share repurchase activity for the three months ended September 30, 2021. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Buyback Authority Amounts (3)
July 1 - 31, 2021	77,529	$38.66	77,529	$17,892
August 1 - 31, 2021	133,677	40.55	131,990	12,709
September 1 - 30, 2021	38,045	41.18	38,043	11,191
Three months ended September 30, 2021	249,251	40.06	247,562
(1)Includes 1.7 million shares of the Corporation’s common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)On April 15, 2021, the Corporation announced the Board has authorized the repurchase of up to $25 billion of common stock over time. The Board also authorized repurchases to offset shares awarded under equity-based compensation plans. During the three months ended September 30, 2021, the Corporation repurchased 248 million shares, or $9.9 billion, of its common stock, including to offset shares awarded under the equity-based compensation plans. For more information, see Capital Management - CCAR and Capital Planning in the MD&A on page 22 and Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.
(3)Excludes repurchases to offset shares awarded under equity-based compensation plans. On October 20, 2021, the Board renewed the Corporation’s $25 billion common stock repurchase program previously announced in April 2021. The Board’s authorization replaces the previous program.
The Corporation did not have any unregistered sales of equity securities during the three months ended September 30, 2021.
Item 5. Other Information
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (Exchange Act), an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, the Corporation is not aware of any other activity, transaction or dealing by any of its affiliates during the quarter ended September 30, 2021 that requires disclosure under Section 13(r) of the Exchange Act.
Pursuant to a specific license from the U.S. Treasury Department’s Office of Foreign Assets Control issued on May 28, 2021, during the third quarter of 2021, Bank of America, National Association (BANA), a U.S. subsidiary of Bank of America Corporation, processed four authorized wire deposits totaling $1.2 million on behalf of a U.S. client into its account at BANA. The wire deposits settled invoices owed to the U.S. client and were unblocked funds belonging to Jammal Trust Bank, which at the time of the deposits was designated pursuant to Executive Order 13224. There was no measurable gross revenue or net profit to the Corporation relating to these transactions. The Corporation may in the future engage in similar transactions for its clients to the extent permitted by U.S. law.

103 Bank of America

Item 6. Exhibits

Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended and in effect on the date hereof	1

3.2	Amended and Restated Bylaws of the Corporation as in effect on the date hereof		10-Q	3.2	10/30/20	1-6523

22	Subsidiary Issuers of Guaranteed Securities	1

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

101.INS	Inline XBRL Instance Document	2

101.SCH	Inline XBRL Taxonomy Extension Schema Document	1

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	1

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	1

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	1

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1) Filed herewith.
(2) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation Registrant

Date:	October 29, 2021	/s/ Rudolf A. Bless
Rudolf A. Bless Chief Accounting Officer

Bank of America 104