Form 10-K
period 2021-12-31
BANK OF AMERICA CORP /DE/
filed 2022-02-22
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from      to

Commission file number:
1-6523

Exact name of registrant as specified in its charter:
Bank of America Corporation

State or other jurisdiction of incorporation or organization:
Delaware
IRS Employer Identification No.:
56-0906609
Address of principal executive offices:
Bank of America Corporate Center
100 N. Tryon Street
Charlotte, North Carolina 28255
Registrant’s telephone number, including area code:
(704) 386-5681
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	BAC	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrE	New York Stock Exchange
of Floating Rate Non-Cumulative Preferred Stock, Series E
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrB	New York Stock Exchange
of 6.000% Non-Cumulative Preferred Stock, Series GG
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrK	New York Stock Exchange
of 5.875% Non-Cumulative Preferred Stock, Series HH
7.25% Non-Cumulative Perpetual Convertible Preferred Stock, Series L	BAC PrL	New York Stock Exchange
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrG	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 1

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrH	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 2
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrJ	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 4
Depositary Shares, each representing a 1/1,200th interest in a share	BML PrL	New York Stock Exchange
of Bank of America Corporation Floating Rate
Non-Cumulative Preferred Stock, Series 5
Floating Rate Preferred Hybrid Income Term Securities of BAC Capital	BAC/PF	New York Stock Exchange
Trust XIII (and the guarantee related thereto)
5.63% Fixed to Floating Rate Preferred Hybrid Income Term Securities	BAC/PG	New York Stock Exchange
of BAC Capital Trust XIV (and the guarantee related thereto)
Income Capital Obligation Notes initially due December 15, 2066 of	MER PrK	New York Stock Exchange
Bank of America Corporation
Senior Medium-Term Notes, Series A, Step Up Callable Notes, due	BAC/31B	New York Stock Exchange
November 28, 2031 of BofA Finance LLC (and the guarantee
of the Registrant with respect thereto)
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrM	New York Stock Exchange
of 5.375% Non-Cumulative Preferred Stock, Series KK
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrN	New York Stock Exchange
of 5.000% Non-Cumulative Preferred Stock, Series LL
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrO	New York Stock Exchange
of 4.375% Non-Cumulative Preferred Stock, Series NN
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrP	New York Stock Exchange
of 4.125% Non-Cumulative Preferred Stock, Series PP
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrQ	New York Stock Exchange
of 4.250% Non-Cumulative Preferred Stock, Series QQ
Depositary Shares, each representing a 1/1,000th interest in a share	BAC PrS	New York Stock Exchange
of 4.750% Non-Cumulative Preferred Stock, Series SS

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
                                            Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2021, the aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates was approximately $349,925,254,902. At February 18, 2022, there were 8,069,801,301 shares of Common Stock outstanding.
Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s 2022 annual meeting of shareholders are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

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
Bank of America’s website is www.bankofamerica.com, and the Investor Relations portion of our website is http://investor.bankofamerica.com. We use our website to distribute company information, including as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. We routinely post and make accessible financial and other information, including environmental, social and governance (ESG) information, regarding the Corporation on our website. Investors should monitor the Investor Relations portion of our website, in addition to our press releases, U.S. Securities and Exchange Commission (SEC) filings, public conference calls and webcasts. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) are available on the Investor Relations portion of our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC and at the SEC’s website, www.sec.gov. Notwithstanding the foregoing, the information contained on our website as referenced in this paragraph, or otherwise in this Annual Report on Form 10-K, is not incorporated by reference into this Annual Report on Form 10-K. Also, we make available on the Investor Relations portion of our website: (i) our Code of Conduct; (ii) our Corporate Governance Guidelines; and (iii) the charter of each active committee of our Board of Directors (the Board). Our Code of Conduct constitutes a “code of ethics” and a “code of business conduct and ethics” that applies to the required individuals associated with the Corporation for purposes of the respective rules of the SEC and the New York Stock Exchange. We also intend to disclose any amendments to our Code of Conduct and waivers of our Code of Conduct required to be disclosed by the rules of the SEC and the New York Stock Exchange on the Investor Relations portion of our website. All of these corporate governance materials are also available free of charge in print to shareholders who request them in writing to: Bank of America Corporation, Attention: Office of the Corporate Secretary, Bank of America Corporate Center, 100 North Tryon Street, NC1-007-56-06, Charlotte, North Carolina 28255.

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
Competition
We operate in a highly competitive environment. Our competitors include banks, thrifts, credit unions, investment banking firms, investment advisory firms, brokerage firms, investment companies, insurance companies, mortgage banking companies, credit card issuers, mutual fund companies, hedge funds, private equity firms, and e-commerce and other internet-based companies. We compete with some of these competitors globally and with others on a regional or product-specific basis.
Competition is based on a number of factors including, among others, customer service, quality and range of products and services offered, technology, price, fees, reputation, interest rates on loans and deposits, lending limits, customer convenience and experience and relationships in relevant markets. Our ability to continue to compete effectively also depends in large part on our ability to attract new employees and retain and motivate our existing employees, while managing compensation and other costs.
Human Capital Resources
We strive to make Bank of America a great place to work for our employees. We value our employees and seek to establish and maintain human resource policies that are consistent with our core values and that help realize the power of our people. Our Board and its Compensation and Human Capital Committee provide oversight of our human capital management strategies, programs and practices. The Corporation’s senior management provides regular briefings on human capital matters to the Board and its Committees to facilitate the Board’s oversight.
At December 31, 2021 and 2020, the Corporation employed approximately 208,000 and 213,000 employees, of which 80 percent and 82 percent were located in the U.S., respectively. None of our U.S. employees are subject to a collective bargaining agreement. Additionally, in 2021 and 2020, the Corporation’s compensation and benefits expense was $36.1 billion and $32.7 billion, or 61 percent and 59 percent, of total noninterest expense.
Diversity and Inclusion
The Corporation’s commitment to diversity and inclusion starts at the top with oversight from our Board and CEO. The Corporation’s senior management sets the diversity and inclusion goals, and the Chief Human Resources Officer and Chief Diversity & Inclusion Officer partner with our CEO and senior management to drive our diversity and inclusion strategy, programs, initiatives and policies. The Global Diversity and Inclusion Council, which consists of senior executives from every line of business and region, is chaired by our CEO and has

Bank of America 2

been in place for over 20 years. The Council sponsors and supports business, operating unit and regional diversity and inclusion councils to ensure alignment with enterprise diversity strategies and goals.
Our practices and policies have resulted in strong representation across the Corporation where our broad employee population mirrors the clients and communities we serve. We have a Board and senior management team that are 50 percent and 55 percent racially, ethnically and gender diverse. As of December 31, 2021, of global employees who self-identified, 50 percent of employees were women, and, among U.S.-based employees who self-identified, 49 percent were people of color, including 13 percent who were Asian, 14 percent who were Black/African American and 19 percent who were Hispanic/Latino. As of December 31, 2021, the Corporation’s top three management levels in relation to the CEO were composed of more than 42 percent women globally and 24 percent people of color in the U.S., including eight percent who were Asian, nine percent who were Black/African American and six percent who were Hispanic/Latino. Additionally, as of December 31, 2021, the Corporation’s managers at all levels were composed of 42 percent women globally and 41 percent people of color in the U.S., including 13 percent who were Asian, 10 percent who were Black/African American and 16 percent who were Hispanic/Latino. These workforce diversity metrics are reported regularly to the senior management team and to the Board.
We invest in our talent by offering a range of development programs and resources that allow employees to develop and progress in their careers. We reinforce our commitment to diversity and inclusion by investing internally in our employee networks and by facilitating enterprise-wide learning and conversations about various diversity and inclusion topics and issues. Further, we partner with various external organizations, which focus on advancing diverse talent. We also have practices in place for attracting and retaining diverse talent, including campus recruitment. For example, in 2021, 46 percent of our global campus hires were women, and, in the U.S., 53 percent were people of color.
Employee Engagement and Talent Retention
As part of our ongoing efforts to make the Corporation a great place to work, we have conducted a confidential annual Employee Engagement Survey (Survey) for nearly two decades. The Survey results are reviewed by the Board and senior management and used to assist in reviewing the Corporation’s human capital strategies, programs and practices. In 2021, 89 percent of the Corporation’s employees participated in the Survey, and our Employee Engagement Index, an overall measure of employee satisfaction with the Corporation, was 88 percent. Our turnover among employees was 12 percent in 2021 and seven percent in 2020. Our pre-pandemic levels of turnover in 2019 and 2018 were 11 percent and 12 percent.
Additionally, the Corporation provides a variety of resources to help employees grow in their current roles and build new skills, including resources to help employees find new opportunities, re-skill and seek leadership positions. The learning and development strategy is grounded in the development of horizontal skills delivered throughout the organization. Senior leaders, managers and teammates are onboarded and build horizontal skills, as well as role-specific skills, to drive high performance. This approach also facilitates internal mobility and promotion of talent to build a bench of qualified managers and leaders. In 2021, more than 26,000 employees found new roles within the Corporation and we delivered more than 10 million hours of training and development to our teammates through the Corporation’s training academy.
Fair and Equitable Compensation
The Corporation is committed to racial and gender pay equity by striving to compensate all of our employees fairly and equitably. We maintain robust policies and practices that reinforce our commitment, including reviews conducted by a third-party consultant with oversight from our Board and senior management. In 2021, our review covered our regional hubs (U.S., U.K., France, Ireland, Hong Kong and Singapore) and India and showed that compensation received by women, on average, was greater than 99 percent of that received by men in comparable positions and, in the U.S., compensation received by people of color was, on average, greater than 99 percent of that received by teammates who are not people of color in comparable positions.
We also strive to pay our employees fairly based on market rates for their roles, experience and how they perform. We regularly benchmark against other companies both within and outside our industry to help ensure our pay is competitive. In the fourth quarter of 2021, we raised our minimum hourly wage for U.S. employees to $21 per hour, which is above all governmental minimum wage levels in all jurisdictions in which we operate in the U.S., and announced plans to increase to $25 per hour by 2025.
Health and Wellness – 2021 Focus
The Corporation also is committed to supporting employees’ physical, emotional and financial wellness by offering flexible and competitive benefits, including comprehensive health and insurance benefits and wellness resources. In 2021, we continued efforts to support our employees through the ongoing health crisis resulting from the Coronavirus Disease 2019 (COVID-19) pandemic (the pandemic). We continued to monitor guidance from the U.S. Centers for Disease Control and Prevention, medical boards and health authorities and prioritized sharing such guidance with our teammates. Other benefits and resources related to the pandemic included offering no-cost COVID-19 testing, paid time off to allow teammates to get vaccinated for COVID-19, providing teammates with incentives for getting the vaccine and booster, hosting a medical expert education series and providing on-site COVID-19 vaccine and booster clinics.
We continued our efforts around providing affordable access to healthcare, including offering no-cost, 24/7 access to virtual general medical and behavioral health resources to help our enrolled U.S. teammates stay healthy, both physically and emotionally. We kept U.S. health insurance premiums unchanged for teammates earning less than $50,000 for the ninth year in a row, and had nominal premium increases for teammates earning from $50,000 to $100,000 for the fifth year in a row. We also provided preventative care medications at no cost for U.S. teammates enrolled in the Bank’s medical plan.
We have expanded our child and adult care solutions for eligible U.S. teammates to help better support their families and dependents, including providing up to 50 days of backup care for both adults and children and expanding access to our reimbursement program to help employees manage child care expenses. Additional support to working parents includes parental leave and time off from work to care for and bond with a newborn or adopted child (16 weeks paid plus 10 weeks unpaid for a total of up to 26 weeks).

3 Bank of America

For more information about our human capital management, see the Corporation’s website and 2021 Annual Report to shareholders that will be available on the Investor Relations portion of our website in March 2022 (the content of which is not incorporated by reference into this Annual Report on Form 10-K).
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
We are also subject to various other laws and regulations, as well as supervision and examination by other regulatory agencies, all of which directly or indirectly affect our entities, management and ability to make distributions to shareholders. For instance, our broker-dealer subsidiaries are subject to both U.S. and international regulation, including supervision by the SEC, Financial Industry Regulatory Authority and New York Stock Exchange, among others; our futures commission merchant subsidiaries supporting commodities and derivatives businesses in the U.S. are subject to regulation by and supervision of the U.S. Commodity Futures Trading Commission (CFTC), National Futures Association, the Chicago Mercantile Exchange, and in the case of the Banks, certain banking regulators; our insurance activities are subject to licensing and regulation by state insurance regulatory agencies; and our consumer financial products and services are regulated by the Consumer Financial Protection Bureau (CFPB).
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
Deposit Insurance
Deposits placed at U.S. domiciled banks are insured by the FDIC, subject to limits and conditions of applicable law and the FDIC’s regulations. Pursuant to the Financial Reform Act, FDIC insurance coverage limits are $250,000 per depositor, per insured bank for each account ownership category. All insured depository institutions are required to pay assessments to the FDIC in order to fund the DIF.
The FDIC is required to maintain at least a designated minimum ratio of the DIF to insured deposits in the U.S. The FDIC adopted regulations that establish a long-term target DIF ratio of greater than two percent. As of the date of this report, the DIF ratio is below this required target, and the FDIC has adopted a restoration plan that may result in increased deposit insurance assessments. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. For more information regarding deposit insurance, see Item 1A. Risk Factors – Regulatory, Compliance and Legal on page 18.

Bank of America 4

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
For more information on regulatory capital rules, capital composition and pending or proposed regulatory capital changes, see Capital Management on page 49, and Note 16 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements, which are incorporated by reference in this Item 1.
Distributions
We are subject to various regulatory policies and requirements relating to capital actions, including payment of dividends and common stock repurchases. For instance, Federal Reserve regulations require major U.S. BHCs to submit a capital plan as part of an annual Comprehensive Capital Analysis and Review (CCAR).
Our ability to pay dividends and make common stock repurchases depends in part on our ability to maintain regulatory capital levels above minimum requirements plus buffers and non-capital standards established under the FDICIA. To the extent that the Federal Reserve increases our stress capital buffer (SCB), global systemically important bank (G-SIB) surcharge or countercyclical capital buffer, our returns of capital to shareholders could decrease. As part of its CCAR, the Federal Reserve conducts stress testing on parts of our business using hypothetical economic scenarios prepared by the Federal Reserve. Those scenarios may affect our CCAR stress test results, which may impact the level of our SCB. Additionally, the Federal Reserve may impose limitations or prohibitions on taking capital actions such as paying or increasing common stock dividends or repurchasing common stock. For example, as a result of the economic uncertainty resulting from the pandemic, in the second half of 2020 the Federal Reserve introduced certain limitations to capital distributions for all large banks, including the Corporation, which were removed effective July 1, 2021.
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
Many of our subsidiaries, including our bank and broker-dealer subsidiaries, are subject to laws that restrict dividend payments, or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the parent company or other subsidiaries. The rights of the Corporation, our shareholders and our creditors to participate in any distribution of the assets or earnings of our subsidiaries are further subject to the prior claims of creditors of the respective subsidiaries.
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
We continue to make substantial progress to enhance our resolvability, which includes continued improvements to our preparedness capabilities to implement our resolution plan, both from a financial and operational standpoint.
Across international jurisdictions, resolution planning is the responsibility of national resolution authorities (RA). Among those, the jurisdictions with the greatest impact to the Corporation’s subsidiaries are the U.K., Ireland and France, where rules have been issued requiring the submission of significant information about locally incorporated subsidiaries as well as the Corporation’s banking branches located in those jurisdictions that are deemed to be material for resolution planning purposes. As a result of the RA's review of the submitted information, we could be required to take certain actions over the next several years that could increase operating costs and potentially result in the restructuring of certain businesses and subsidiaries.
For more information regarding our resolution plan, see Item 1A. Risk Factors – Liquidity on page 10.
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

5 Bank of America

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
For more information regarding our resolution, see Item 1A. Risk Factors – Liquidity on page 10.
Limitations on Acquisitions
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits a BHC to acquire banks located in states other than its home state without regard to state law, subject to certain conditions, including the condition that the BHC, after and as a result of the acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the U.S. and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state. At June 30, 2021, we held greater than 10 percent of the total amount of deposits of insured depository institutions in the U.S.
In addition, the Financial Reform Act restricts acquisitions by a financial institution if, as a result of the acquisition, the total liabilities of the financial institution would exceed 10 percent of the total liabilities of all financial institutions in the U.S. At June 30, 2021, our liabilities did not exceed 10 percent of the total liabilities of all financial institutions in the U.S.
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
Derivatives
Our derivatives operations are subject to extensive regulation globally. These operations are subject to regulation under the Financial Reform Act, the European Union (EU) Markets in Financial Instruments Directive and Regulation, the European Market Infrastructure Regulation, analogous U.K. regulatory regimes and similar regulatory regimes in other jurisdictions that regulate or will regulate the derivatives markets in which we operate by, among other things: requiring clearing and exchange trading of certain derivatives; enforcing existing or imposing new capital, margin, reporting, registration and business conduct requirements for certain market participants; imposing position limits on certain over-the-counter (OTC) derivatives; and imposing derivatives trading transparency requirements. These regulations are already in effect in many markets in which we operate.
In addition, many G-20 jurisdictions, including the U.S., U.K., and Japan, have adopted resolution stay regulations to address concerns that the close-out of derivatives and other financial contracts in resolution could impede orderly resolution of G-SIBs, and additional jurisdictions are expected to follow suit. In addition, the EU has implemented EU-wide resolution stay requirements. Generally, these resolution stay regulations require amendment of certain financial contracts to provide for contractual recognition of stays of termination rights under various statutory resolution regimes and a stay on the exercise of cross-default rights based on an affiliate’s entry into insolvency proceedings. As resolution stay regulations of a particular jurisdiction applicable to us go into effect, we amend impacted financial contracts in compliance with such regulations either as a regulated entity or as a counterparty facing a regulated entity in such jurisdiction.
Consumer Regulations
Our consumer businesses are subject to extensive regulation and oversight by federal and state regulators. Certain federal consumer finance laws to which we are subject, including the Equal Credit Opportunity Act, Home Mortgage Disclosure Act, Electronic Fund Transfer Act, Fair Credit Reporting Act, Real Estate Settlement Procedures Act, unfair, deceptive, or abusive acts or practices (UDAAP), Truth in Lending Act and Truth in Savings Act, are enforced by the CFPB. Other federal consumer finance laws, such as the Servicemembers Civil Relief Act, are enforced by the OCC.
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
Other laws and regulations, at the international, federal and state level, impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or contact customers with marketing offers and establish certain rights of consumers in connection with their personal information. For example, California’s Consumer Privacy Act (CCPA), which went into effect in January 2020, as modified by the California Privacy Rights Act (CPRA), provides consumers with the right to know what personal data is being collected, know whether their personal data is sold or disclosed and to whom and opt out of the sale of their personal data,

Bank of America 6

among other rights. In addition, in the EU, the General Data Protection Regulation (GDPR) replaced the Data Protection Directive and related implementing national laws in its member states. The CCPA's, CPRA's and GDPR’s impact on the Corporation was assessed and addressed through comprehensive compliance implementation programs. These existing and evolving legal requirements in the U.S. and abroad, as well as court proceedings and changing guidance from regulatory bodies with respect to the validity of cross-border data transfer mechanisms from the EU, continue to lend uncertainty to privacy compliance globally.
Item 1A. Risk Factors
The discussion below addresses the Corporation’s material risk factors of which we are aware. Any risk factor, either by itself or together with other risk factors, could materially and adversely affect our businesses, results of operations, cash flows and/or financial condition. The considerations and risks that follow are organized within relevant headings but may be relevant to other headings as well. Other factors not currently known to us or that we currently deem immaterial could also adversely affect our businesses, results of operations, cash flows and/or financial condition. Therefore, the risk factors below should not be considered all of the potential risks that we may face. For more information on how we manage risks, see Managing Risk in the MD&A on page 46. For more information about the risks contained in the Risk Factors section, see Item 1. Business on page 2, MD&A on page 26 and Notes to Consolidated Financial Statements on page 94.
Summary of Risk Factors
Coronavirus Disease
●    The impacts of the pandemic have adversely affected, and may continue to adversely affect us, and the pandemic’s duration and future impacts remain uncertain.
Market
●    Our business and results of operations may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, and economic conditions generally.
●    Increased market volatility and adverse changes in financial or capital market conditions may increase our market risk.
●    We may incur losses if asset values decline, including due to changes in interest rates and prepayment speeds.
Liquidity
●    If we are unable to access the capital markets or continue to maintain deposits, or our borrowing costs increase, our liquidity and competitive position will be negatively affected.
●    Reduction in our credit ratings could significantly limit our access to funding or the capital markets, increase borrowing costs or trigger additional collateral or funding requirements.
●    Bank of America Corporation is a holding company, is dependent on its subsidiaries for liquidity and may be restricted from transferring funds from subsidiaries.
●    Our liquidity and financial condition, and the ability to pay dividends to shareholders and to pay obligations could be materially adversely affected in the event of a resolution.
Credit
●    Economic or market disruptions and insufficient credit loss reserves may result in a higher provision for credit losses.
●    Our concentrations of credit risk could adversely affect our credit losses, results of operations and financial condition.
●    We may be adversely affected if the U.S. housing market weakens or home prices decline.
●    Our derivatives businesses may expose us to unexpected risks and potential losses.
Geopolitical
●    We are subject to numerous political, economic, market, reputational, operational, compliance, legal, regulatory and other risks in the jurisdictions in which we operate.
Business Operations
●    A failure in or breach of our operational or security systems or infrastructure or business continuity plans, or those of third parties or the financial services industry, could disrupt our critical business operations and customer services, result in additional risk exposures, and adversely impact our results of operations and financial condition, and cause legal or reputational harm.
●    A cyberattack, information or security breach, or a technology failure of ours or of a third party could adversely affect our ability to conduct our business, manage our exposure to risk, result in the disclosure and/or misuse of information and/or fraudulent activity, and increase our operational and security systems and critical infrastructure costs.
●    Failure to satisfy our obligations as servicer for residential mortgage securitizations, loans owned by other entities and other losses we could incur as servicer, could adversely impact our reputation, servicing costs or results of operations.
●    Changes in the structure of and relationship among the government-sponsored enterprises (GSEs) could adversely impact our business.
●    Our risk management framework may not be effective in mitigating risk and reducing the potential for losses.
Regulatory, Compliance and Legal
●    We are subject to comprehensive government legislation and regulations and certain settlements, orders and agreements with government authorities from time to time.
●    We are subject to significant financial and reputational risks from potential liability arising from lawsuits and regulatory and government action.
●    U.S. federal banking agencies may require us to increase our regulatory capital, total loss-absorbing capacity (TLAC), long-term debt or liquidity requirements.
●    Changes in accounting standards or assumptions in applying accounting policies could adversely affect us.
●    We may be adversely affected by changes in U.S. and non-U.S. tax laws and regulations.
Reputation
●    Damage to our reputation could harm our businesses, including our competitive position and business prospects.
Other
●    Reforms to and replacement of Interbank Offered Rates (IBORs) and certain other rates or indices may adversely affect our reputation, business, financial condition and results of operations.
●    We face significant and increasing competition in the financial services industry.
●    Our inability to adapt our business strategies, products and services could harm our business.
●    We could suffer operational, reputational and financial harm if our models and strategies fail to properly anticipate and

7 Bank of America

manage risk.
●    Failure to properly manage data may result in our inability to manage risk and business needs, errors in our day-to-day operations, critical reporting and strategic decision-making, inaccurate reporting and non-compliance with laws, rules and regulations.
●    Our operations, businesses and customers could be materially adversely affected by the impacts related to climate change.
●    Our ability to attract and retain qualified employees is critical to our success, business prospects and competitive position.
The above summary is qualified in its entirety to the more detailed discussion of the Corporation’s material risk factors set forth below.
Coronavirus Disease
The impacts of the pandemic have adversely affected, and may continue to adversely affect us, and the pandemic’s duration and future impacts remain uncertain.
Since the onset of the pandemic, the negative economic conditions and disruptions arising from it have adversely impacted our financial results to varying degrees and in various respects, including as a result of periods of increased allowance for credit losses followed by subsequent declines, and continued elevated noninterest expense. The pandemic’s impact on economic conditions and activity remains uncertain and will continue to evolve by region, country and state, and it is possible that new or evolving variants of COVID-19 could result in increased business disruptions and contribute to a potential economic downturn. In recent months, the U.S. and other regions of the world have experienced supply chain disruptions and labor shortages, and the global economy and supply chains remain vulnerable. Pandemic developments and certain responses have also resulted in inflationary pressure and ultimately may contribute to the development of a prolonged, disruptive period of high inflation in the U.S. and globally.
The economic impact of the pandemic may continue to adversely affect certain of our businesses and our results of operations, including decreased demand for and use of our products and services; lower fees, including asset management fees; lower sales and trading revenue due to decreased market liquidity resulting from heightened volatility; higher levels of uncollectible reversed charges in our merchant services business; increased noninterest expense, including operational losses; and increased credit losses due to a deterioration in the financial condition of our consumer and commercial borrowers, which could result in their inability to fulfill contractual obligations, may vary by region, sector or industry and could be exacerbated by the expiration of government assistance. Additionally, our liquidity and/or regulatory capital could be adversely impacted by customers’ withdrawal of deposits, inability to repay loans and reduced usage of banking products, volatility and disruptions in the capital and credit markets, changes in the value of securities, derivatives and other financial instruments resulting in increased margin requirements, volatility in foreign exchange rates and customer draws on lines of credit. Adverse macroeconomic conditions could also result in potential downgrades to our credit ratings, negative impacts to regulatory capital and liquidity and reinstated restrictions on dividends and/or common stock repurchases.
We continue to execute business continuity plans in connection with the pandemic. If we become unable to operate our businesses from remote locations including, for example, because of an internal or external failure of our information technology infrastructure, we experience increased rates of employee illness or unavailability, or governmental restrictions are placed on our employees or operations, our business continuity plans could be adversely affected and result in disruption to our businesses. Additionally, we continue to rely on third parties who could experience business interruptions as a result of the pandemic, which could increase our risks and adversely impact our businesses.
In connection with the pandemic, various governmental fiscal and monetary relief programs were implemented in an effort to stimulate the global economy and avert negative economic or market conditions. Our participation in such programs could result in reputational harm and government actions and proceedings, and has resulted in, and may continue to result in, litigation, including class actions. Such actions may result in judgments, orders, settlements, penalties, and fines. Our participation in such programs has also resulted and will continue to result in losses, including from the Paycheck Protection Program (PPP) and the processing of unemployment benefits for California and certain other states.
We continue to closely monitor the pandemic and related risks as they evolve globally and in the U.S. The magnitude and duration of the pandemic and its future direct and indirect effects on global health, the global economy and our businesses, results of operations and financial condition are uncertain and depend on future developments that cannot be predicted, including the likelihood of future surges of COVID-19 cases and the spread of more easily communicable and/or dangerous variants of COVID-19, the availability, usage and acceptance of effective medical treatments and vaccines (including additional doses of vaccines) in the U.S. and globally and future public response and government actions, including travel bans and restrictions, limitations on business activity, vaccine mandates and additional stimulus legislation. The pandemic may cause setbacks to the global or national economic recovery or longer lasting effects on economic conditions than are currently anticipated, changes in financial markets, changes in fiscal, monetary and tax regulatory environments, and changes in client preferences and behavior, which could have a material adverse effect on our businesses, results of operations and financial condition.
Market
Our business and results of operations may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, and economic conditions generally.
General economic, political, social and health conditions in the U.S. and in one or more countries abroad affect markets in the U.S. and abroad and our business. In particular, markets in the U.S. or abroad may be affected by the level and volatility of interest rates, availability and market conditions of financing, unexpected changes in gross domestic product (GDP), economic growth or its sustainability, inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, wage stagnation, federal government shutdowns, developments related to the U.S. federal debt ceiling, energy prices, home prices, commercial property values, bankruptcies, a default by a significant market participant or class of counterparties, fluctuations or other significant changes in both debt and equity capital markets and currencies, liquidity of the global financial markets, the growth of global trade and commerce, trade policies, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure and

Bank of America 8

investor sentiment and confidence. Additionally, global markets, including energy and commodity markets, may be adversely affected by the current or anticipated impact of climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events. Market fluctuations may impact our margin requirements and affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise, could result in a decline in net interest income and noninterest income and adversely affect our results of operations and financial condition, including capital and liquidity levels. For example, global developments in connection with the ongoing pandemic, including supply chain disruptions, high inflation, changes to industries such as commercial real estate, the emergence of new variants and significant restrictions on households and businesses in certain countries, have adversely impacted and may continue to adversely impact financial markets and macroeconomic conditions and could result in additional market volatility and disruptions globally.
Actions taken by the Federal Reserve, including changes in its target funds rate, balance sheet management, and lending facilities, and other central banks are beyond our control and difficult to predict. These actions can affect interest rates and the value of financial instruments and other assets and liabilities and can impact our borrowers. Sudden changes in monetary policy, for example in response to high inflation, could lead to financial market volatility, increases in market interest rates, and a flattening or inversion of the yield curve. The continued protracted period of lower interest rates has resulted in lower revenue through lower net interest income, which has adversely affected our results of operations. Continued low U.S. interest rates, potentially resulting from a further extended period of accommodative monetary policy and/or an economic downturn could have a further adverse impact on us, including our net interest income and results of operations.
Changes to existing U.S. laws and regulatory policies and evolving priorities, including those related to financial regulation, taxation, international trade, fiscal policy, climate change (including required reduction of greenhouse gas emissions) and healthcare, may adversely impact U.S. or global economic activity and our customers', our counterparties' and our earnings and operations. For example, the expiration of pandemic-related government assistance in the U.S. could result in a reduction in economic activity and lead to a deterioration in households’ finances, particularly if consumers also continue to face high inflation. A slowdown in consumer demand could limit the ability of firms to pass on fast-rising costs for labor and other inputs, weighing on earnings and potentially leading to an equity market downturn. Significant fiscal policy changes and/or initiatives may also raise the federal debt, affect businesses and household after-tax incomes and increase uncertainty surrounding the formulation and direction of U.S. monetary policy and volatility of interest rates. A rise in U.S. interest rates could increase the likelihood of a more volatile and appreciating U.S. dollar. Changes, or proposed changes, to certain U.S. trade and international investment policies, particularly with important trading partners (including China and the EU) have in recent years negatively impacted financial markets. An escalation of tensions could lead to further measures that adversely affect financial markets, disrupt world trade and commerce and lead to trade retaliation, including through the use of tariffs, foreign exchange measures or the large-scale sale of U.S. Treasury Bonds. Actions taken by other countries, particularly China, to restrict the activities of businesses, could also negatively affect financial markets.
Any of these developments could adversely affect our consumer and commercial businesses, our customers, our securities and derivatives portfolios, including the risk of lower re-investment rates within those portfolios, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, our capital levels, our liquidity and our results of operations. Additionally, the transition from IBORs and other benchmark rates to alternative reference rates (ARRs) could negatively impact markets globally and our business, and/or magnify any negative impact of the above referenced factors on our business, customers and results of operations.
Increased market volatility and adverse changes in financial or capital market conditions may increase our market risk.
Our liquidity, competitive position, business, results of operations and financial condition are affected by market risks such as changes in interest and currency exchange rates, fluctuations (significant or otherwise) in equity and futures prices, lower trading volumes and prices of securitized products, the implied volatility of interest rates and credit spreads and other economic and business factors. These market risks may adversely affect, among other things, the value of our securities, trading assets and other financial instruments, the cost of debt capital and our access to credit markets, the value of assets under management (AUM), fee income relating to AUM, customer allocation of capital among investment alternatives, the volume of client activity in our trading operations, investment banking fees, the general profitability and risk level of the transactions in which we engage and our competitiveness with respect to deposit pricing. For example, the value of certain of our assets is sensitive to changes in market interest rates. If the Federal Reserve or a non-U.S. central bank changes or signals a change in monetary policy, market interest rates or credit spreads could be affected, which could adversely impact the value of such assets. Changes to fiscal policy, including expansion of U.S. federal deficit spending and resultant debt issuance, could also affect market interest rates. In addition, although some interest rates have begun to rise and elevated inflation could lead to further increases, the continued low interest rate environment has had and could continue to have a negative impact on our results of operations, including on future revenue and earnings growth. A flattening or inversion of the yield curve could also negatively impact our results of operations, including revenue and earnings.
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

9 Bank of America

We may incur losses if asset values decline, including due to changes in interest rates and prepayment speeds.
We have a large portfolio of financial instruments, including loans and loan commitments, securities financing agreements, asset-backed secured financings, derivative assets and liabilities, debt securities, marketable equity securities and certain other assets and liabilities that we measure at fair value that are subject to valuation and impairment assessments. We determine these values based on applicable accounting guidance, which, for financial instruments measured at fair value, requires an entity to base fair value on exit price and to maximize the use of observable inputs and minimize the use of unobservable inputs in fair value measurements. The fair values of these financial instruments include adjustments for market liquidity, credit quality, funding impact on certain derivatives and other transaction-specific factors, where appropriate.
Gains or losses on these instruments can have a direct impact on our results of operations, unless we have effectively hedged our exposures. Increases in interest rates may result in a decrease in residential mortgage loan originations and could impact the origination of corporate debt. In addition, increases in interest rates or changes in spreads may adversely impact the fair value of debt securities and, accordingly, for debt securities classified as available for sale, may adversely affect accumulated other comprehensive income and, thus, capital levels. These market moves also may adversely impact the value of debt securities we hold to meet regulatory liquidity requirements. Decreases in interest rates may increase prepayment speeds of certain assets, and, therefore, may adversely affect net interest income.
Fair values may be impacted by declining values of the underlying assets or the prices at which observable market transactions occur and the continued availability of these transactions or indices. The financial strength of counterparties, with whom we have economically hedged some of our exposure to these assets, also will affect the fair value of these assets. Sudden declines and volatility in the prices of assets may curtail or eliminate trading activities in these assets, which may make it difficult to sell, hedge or value these assets. The inability to sell or effectively hedge assets reduces our ability to limit losses in such positions, and the difficulty in valuing assets may increase our risk-weighted assets (RWA), which requires us to maintain additional capital and increases our funding costs. Values of AUM also impact revenues in our wealth management and related advisory businesses for asset-based management and performance fees. Declines in values of AUM can result in lower fees earned for managing such assets.
Liquidity
If we are unable to access the capital markets or continue to maintain deposits, or our borrowing costs increase, our liquidity and competitive position will be negatively affected.
Liquidity is essential to our businesses. We fund our assets primarily with globally sourced deposits in our bank entities, as well as secured and unsecured liabilities transacted in the capital markets. We rely on certain secured funding sources, such as repo markets, which are typically short-term and credit-sensitive. We also engage in asset securitization transactions, including with the GSEs, to fund consumer lending activities. Our liquidity could be adversely affected by any inability to access the capital markets, illiquidity or volatility in the capital markets, the decrease in value of eligible collateral or increased collateral requirements (including as a result of credit concerns for short-term borrowing), changes to our relationships with our funding providers based on real or perceived changes in our risk profile, prolonged federal government shutdowns, or changes in regulations, guidance or GSE status that impact our funding avenues or ability to access certain funding sources. Additionally, our liquidity may be negatively impacted by the unwillingness or inability of the Federal Reserve to act as lender of last resort, unexpected simultaneous draws on lines of credit, slower customer payment rates, restricted access to the assets of prime brokerage clients, the withdrawal of or failure to attract customer deposits or invested funds (which could result from customer attrition for higher yields, the desire for more conservative alternatives, changes in customer behavior or our customers’ increased need for cash), increased regulatory liquidity, capital and margin requirements for our U.S. or international banks and their nonbank subsidiaries, which could result in the inability to transfer liquidity internally and inefficient funding, changes in patterns of intraday liquidity usage resulting from a counterparty or technology failure or other idiosyncratic event or failure or default by a significant market participant or third party (including clearing agents, custodians, central banks or central counterparties (CCPs)). These factors also have the potential to increase our borrowing costs and negatively impact our liquidity.
Several of these factors may arise due to circumstances beyond our control, such as general market volatility, disruption, shock or stress, the emergence or continuation of widespread health emergencies or pandemics, Federal Reserve policy decisions (including fluctuations in interest rates or Federal Reserve balance sheet composition), negative views or loss of confidence about the Corporation (including short- and long-term business prospects) or the financial services industry generally or due to a specific news event, changes in the regulatory environment or governmental fiscal or monetary policies, actions by credit rating agencies or an operational problem that affects third parties or us. The impact of these events, whether within our control or not, could include an inability to sell assets or redeem investments, unforeseen outflows of cash, the need to draw on liquidity facilities, the reduction of financing balances and the loss of equity secured funding, debt repurchases to support the secondary market or meet client requests, the need for additional funding for commitments and contingencies and unexpected collateral calls, among other things, the result of which could be increased costs, a liquidity shortfall and/or impact on our liquidity coverage ratio.
Our liquidity and cost of obtaining funding is directly related to prevailing market conditions, including changes in interest and currency exchange rates, significant fluctuations in equity and futures prices, lower trading volumes and prices of securitized products and our credit spreads. Credit spreads reflect the published credit ratings, or other assessments of credit risk and relative value by market participants, of the Corporation and represent the risk premiums that our funding providers demand in excess of a benchmark interest rate, for example, U.S. Treasury securities rates. Increases in interest rates and our credit spreads can increase the cost of our funding and result in mark-to-market or credit valuation adjustment exposures. Changes in our credit spreads are market-driven and may be influenced by market perceptions of our creditworthiness, including changes in our credit ratings. Changes to interest rates and our credit spreads occur continuously and may be unpredictable and highly volatile. We may also experience spread compression as a result of offering higher than expected deposit rates in order to attract and maintain deposits due to increased marketplace rate competition. Additionally, concentrations within our funding

Bank of America 10

profile, such as maturities, currencies or counterparties, can reduce our funding efficiency.
Reduction in our credit ratings could significantly limit our access to funding or the capital markets, increase borrowing costs or trigger additional collateral or funding requirements.
Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. In addition, credit ratings may be important to customers or counterparties when we compete in certain markets and seek to engage in certain transactions, including OTC derivatives. Credit ratings and outlooks are opinions expressed by rating agencies on our creditworthiness and that of our obligations or securities, including long-term debt, short-term borrowings, preferred stock and asset securitizations. Our credit ratings are subject to ongoing review by rating agencies, which consider a number of factors, including our financial strength, performance, prospects and operations and factors not under our control, such as the macroeconomic and geopolitical environment, including any continued macroeconomic stress caused by the pandemic, or changes the rating agencies may make to the methodologies they use to determine our ratings.
Rating agencies could make adjustments to our credit ratings at any time, and there can be no assurance as to whether or when any downgrades could occur. A reduction in certain of our credit ratings could result in a wider credit spread and negatively affect our liquidity, access to credit markets, the related cost of funds, our businesses and certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. If the short-term credit ratings of our parent company, or bank or broker-dealer subsidiaries, were downgraded by one or more levels, we may experience loss of access to short-term funding sources such as repo financing, and/or incur increased cost of funds and increased collateral requirements. Under the terms of certain OTC derivative contracts and other trading agreements, if our or our subsidiaries’ credit ratings are downgraded, the counterparties may require additional collateral or terminate these contracts or agreements.
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
Many of our subsidiaries, including our bank and broker-dealer subsidiaries, are subject to laws that restrict dividend payments, or authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to the parent company or other subsidiaries. Our bank and broker-dealer subsidiaries are subject to restrictions on their ability to lend or transact with affiliates, minimum regulatory capital and liquidity requirements and restrictions on their ability to use funds deposited with them in bank or brokerage accounts to fund their businesses. Intercompany arrangements we entered into in connection with our resolution planning submissions could restrict the amount of funding available to the parent company from our subsidiaries under certain adverse conditions.
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
Bank of America Corporation, our parent holding company, is required to periodically submit a plan to the FDIC and Federal Reserve describing its resolution strategy under the U.S. Bankruptcy Code in the event of material financial distress or failure. In the current plan, Bank of America Corporation’s preferred resolution strategy is a “single point of entry” strategy. This strategy provides that only the parent holding company would file for bankruptcy under the U.S. Bankruptcy Code and contemplates providing certain key operating subsidiaries with sufficient capital and liquidity to operate through severe stress and to enable such subsidiaries to continue operating or be wound down in a solvent manner following a bankruptcy of the parent holding company. Bank of America Corporation has entered into intercompany arrangements resulting in the contribution of most of its capital and liquidity to key subsidiaries. Pursuant to these arrangements, if Bank of America Corporation’s liquidity resources deteriorate so severely that resolution becomes imminent, Bank of America Corporation will no longer be able to draw liquidity from its key subsidiaries, and will be required to contribute its remaining financial assets to a wholly-owned holding company subsidiary, which could materially and adversely affect our liquidity and financial condition and the ability to return capital to shareholders, including through the payment of dividends and repurchase of the Corporation’s common stock, and meet our payment obligations.
If the FDIC and Federal Reserve jointly determine that Bank of America Corporation’s resolution plan is not credible, they could impose more stringent capital, leverage or liquidity requirements or restrictions on our growth, activities or operations. We could also be required to take certain actions that could impose operating costs and could potentially result in the divestiture of certain assets or restructuring of businesses and subsidiaries.
Additionally, under the Financial Reform Act, when a G-SIB such as Bank of America Corporation is in default or danger of default, the FDIC may be appointed receiver in order to conduct

11 Bank of America

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
To the extent that the Corporation is resolved under the U.S. Bankruptcy Code or the FDIC’s orderly liquidation authority, third-party creditors of the Corporation’s subsidiaries may receive significant or full recoveries on their claims while security holders of Bank of America Corporation could face significant or complete losses.
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
Our credit portfolios may be impacted by global and U.S. macroeconomic and market conditions, events and disruptions, including declines in GDP, consumer spending or property values, asset price corrections, increasing consumer and corporate leverage, increases in corporate bond spreads, rising or elevated unemployment levels, rising or elevated inflation, fluctuations in foreign exchange or interest rates, as well as widespread health emergencies or pandemics, extreme weather events and the impacts of climate change and domestic and global efforts to transition to a low-carbon economy. Significant economic or market stresses and disruptions typically have a negative impact on the business environment and financial markets, which could impact the underlying credit quality of our borrowers, counterparties and assets. Property value declines or asset price corrections could increase the risk of borrowers or counterparties defaulting or becoming delinquent in their obligations to us, and could decrease the value of the collateral we hold, which could increase credit losses. Credit risk could also be magnified by lending to leveraged borrowers or declining asset prices, including property or collateral values, unrelated to macroeconomic stress. Simultaneous drawdowns on lines of credit and/or an increase in a borrower’s leverage in a weakening economic environment could result in deterioration in our credit portfolio, should borrowers be unable to fulfill competing financial obligations. Increased delinquency and default rates could adversely affect our credit portfolios, including consumer credit card, home equity and residential mortgage portfolios through increased charge-offs and provisions for credit losses.
Although macroeconomic conditions have improved during 2021 in comparison to 2020, the pandemic and the related impacts of inflationary conditions, high input costs and supply chain disruptions, unemployment or labor shortages and the expiration of pandemic-related government benefits and programs could negatively impact the ability of consumer and commercial borrowers or counterparties to meet their financial obligations. Additionally, the pandemic continues to impact the economy and certain sectors remain at risk (e.g., travel and entertainment, as well as commercial real estate office exposure). To the extent the pandemic worsens, as a result of new variants or otherwise, resulting in restrictions on economic activity or other negative impacts on the macroeconomic environment, our credit portfolio and allowance for credit losses could be adversely impacted.
We establish an allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, based on management's best estimate of lifetime expected credit losses inherent in our relevant financial assets. The process to determine the allowance for credit losses uses models and assumptions that require us to make difficult and complex judgments that are often interrelated. This includes forecasting how borrowers or counterparties will perform in changing and unprecedented economic conditions, such as predicting developments in public health and fiscal policy related to the pandemic. The ability of our borrowers or counterparties to repay their obligations will likely be impacted by changes in future economic conditions, which in turn could impact the accuracy of our loss forecasts and allowance estimates. There is also the possibility that we have failed or will fail to accurately identify the appropriate economic indicators or accurately estimate their impacts to our borrowers or counterparties, which similarly could impact the accuracy of our loss forecasts and allowance estimates.
If the models, estimates and assumptions we use to establish reserves or the judgments we make in extending credit to our borrowers or counterparties, which are more sensitive due to the current macroeconomic environment, including as a result of the uncertainty regarding the magnitude and duration of the pandemic, prove inaccurate in predicting future events, we may suffer unexpected losses. In addition, changes to external factors can negatively impact our recognition of credit losses in our portfolios and allowance for credit losses.
The allowance for credit losses is our best estimate of expected credit losses; however, there is no guarantee that it will be sufficient to address credit losses, particularly if the economic outlook deteriorates significantly and quickly. In such an event, we may increase our allowance which would reduce our earnings. Additionally, to the extent that economic conditions worsen as a result of COVID-19 or otherwise, impacting our consumer and commercial borrowers, counterparties or underlying collateral, and credit losses are worse than expected, we may increase our provision for credit losses, which could have an adverse effect on our results of operations and could negatively impact our financial condition.
Our concentrations of credit risk could adversely affect our credit losses, results of operations and financial condition.
In the ordinary course of our business, we may be subject to concentrations of credit risk because of a common characteristic or common sensitivity to economic, financial, public health or business developments. For example, concentrations of credit risk may reside in a particular industry, geography, product, asset class, counterparty or within any pool of exposures with a common risk characteristic. A deterioration in the financial condition or prospects of a particular industry, geographic location, product or asset class, or a failure or downgrade of, or default by, any particular entity or group of entities could negatively affect our businesses, and it is possible our limits and credit monitoring exposure controls will not function as anticipated.

Bank of America 12

While our activities expose us to many different industries and counterparties, we routinely execute a high volume of transactions with counterparties in the financial services industry, predominantly comprised of broker-dealers, commercial banks, investment banks, insurers, mutual funds, hedge funds, central clearing counterparties and other institutional clients, resulting in significant credit concentration with respect to these industries. Financial services institutions and other counterparties are inter-related because of trading, funding, clearing or other relationships. As a result, defaults by one or more counterparties, or market uncertainty about the financial stability of one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity disruptions, losses and defaults.
Many of these transactions expose us to credit risk and, in some cases, disputes and litigation in the event of default of a counterparty. In addition, our credit risk may be heightened by market risk when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the loan or derivatives exposure due to us, which may occur as a result of events that impact the value of the collateral, such as an asset price correction or fraud. Further, disputes with obligors as to the valuation of collateral could increase in times of significant market stress, volatility or illiquidity, and we could suffer losses during such periods if we are unable to realize the fair value of the collateral or manage declines in the value of collateral.
Our commercial portfolios include exposures to certain industries, including asset managers and funds, real estate, finance companies and capital goods. Economic weaknesses, sustained elevated inflation, adverse business conditions, market disruptions, rising interest or capitalization rates, the collapse of speculative bubbles, greater volatility in areas where we have concentrated credit risk or deterioration in real estate values or household incomes may cause us to experience a decrease in cash flow and higher credit losses in either our consumer or commercial portfolios or cause us to write down the value of certain assets. Additionally, we could experience continued and long-term negative impacts to our commercial credit exposure and an increase in credit losses within those industries that continue to be disproportionately impacted by COVID-19 or are permanently impacted by a change in consumer preferences resulting from COVID-19 (e.g., travel and entertainment, as well as commercial real estate office exposure) or other industry disruptions.
Furthermore, we have concentrations of credit risk with respect to our consumer real estate, auto, consumer credit card and commercial real estate portfolios, which represent a significant percentage of our overall credit portfolio. The U.S. has experienced a meaningful increase in property prices over the past year and a decrease in home price valuations or commercial real estate valuations in certain markets where we have large concentrations, as well as more broadly within the U.S. or globally, could result in increased servicing expenses, defaults, delinquencies or credit losses. In particular, the impact of climate change, such as rising average global temperatures and rising sea levels, and the increasing frequency and severity of extreme weather events and natural disasters such as droughts, floods, wildfires and hurricanes could negatively impact collateral, the valuations of home prices or commercial real estate or our customers’ ability and/or willingness to pay fees, outstanding loans or afford new products. This could also cause insurability risk and/or increased insurance costs to customers.
We also enter into transactions with sovereign nations, U.S. states and municipalities. Unfavorable economic or political conditions, disruptions to capital markets, currency fluctuations, changes in oil prices, social instability and changes in government or monetary policies could adversely impact the operating budgets or credit ratings of these government entities and expose us to credit and liquidity risk.
Liquidity disruptions in the financial markets may result in our inability to sell, syndicate or realize the value of our positions, leading to increased concentrations, which could increase the credit and market risk associated with our positions, as well as increase our RWA.
We may be adversely affected if the U.S. housing market weakens or home prices decline.
Although the U.S. has experienced a meaningful increase in home prices in 2021, we remain conscious of geographic markets where housing price growth has increased significantly that could be vulnerable to declines in future periods and may negatively impact the demand and underlying collateral for many of our products. Additionally, our mortgage loan production volume is generally influenced by the rate of growth in residential mortgage debt outstanding and the size of the residential mortgage market, both of which may be adversely affected by rising interest rates. Any downturn in the condition of the U.S. housing market, similar to the 2008 financial crisis or otherwise, could result in both significant write-downs of asset values in several asset classes, notably mortgage-backed securities, and exposure to monolines. If the U.S. housing market were to weaken, the value of real estate could decline, which could result in increased credit losses and delinquent servicing expenses, negatively affect our representations and warranties exposures, and adversely affect our financial condition and results of operations.
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

13 Bank of America

available collateral. Additionally, default by a significant market participant may result in further risk and potential losses.
Geopolitical
We are subject to numerous political, economic, market, reputational, operational, compliance, legal, regulatory and other risks in the jurisdictions in which we operate.
We do business throughout the world, including in emerging markets. Economic or geopolitical stress in one or more countries could have a negative impact regionally or globally, resulting in, among other things, market volatility, reduced market value and economic output. Our liquidity and credit risk could be adversely impacted by and our businesses and revenues derived from non-U.S. jurisdictions are subject to risk of loss from financial, social or judicial instability, changes in government leadership, including as a result of electoral outcomes or otherwise, changes in governmental policies or policies of central banks, expropriation, nationalization and/or confiscation of assets, price controls, high inflation, natural disasters, the emergence or continuation of widespread health emergencies or pandemics, capital controls, currency re-denomination risk from a country exiting the EU or otherwise, currency fluctuations, foreign exchange controls or movements (caused by devaluation or de-pegging), unfavorable political and diplomatic developments, oil price fluctuations and changes in legislation. These risks are especially elevated in emerging markets. Additionally, continued tensions between the U.S. and important trading partners, particularly China, may result in sanctions, further tariff increases or other restrictive actions on cross-border trade, investment, and transfer of information technology that weigh on trade volumes, raise costs for producers, and adversely affect our businesses and revenues, as well as our customers and counterparties.
A number of non-U.S. jurisdictions in which we do business have been or may be negatively impacted by slowing growth or recessionary conditions, market volatility and/or political or civil unrest. The ongoing pandemic had a severe negative impact on global GDP, and despite significant progress in 2021, it appears that the global economy faces an uncertain and uneven recovery ahead. While the U.S. and numerous other countries have recovered to pre-pandemic levels of output, many countries and areas within countries are recovering more slowly. Economic weakness may prove persistent in many countries and regions, including certain regions of Europe, Japan and numerous emerging markets. Moreover, economic activity remains vulnerable to ongoing public health uncertainties with respect to the pandemic, and a number of countries are still imposing significant restrictions on residents and businesses. Global supply chain disruptions, labor shortages, wage pressures and elevated inflation in many countries pose further challenges, especially in the form of volatility in financial markets. Additionally, foreign exchange rates against the U.S. dollar are at risk of significant depreciation as the Federal Reserve raises interest rates.
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
As a result of the pandemic and fiscal policy responses to it, including the increased purchase of government bonds and other financial assets by central banks, government debt levels have increased significantly raising the risk of volatility, significant valuation changes, political tensions among EU members regarding fiscal policy or defaults on or devaluation of sovereign debt, which could expose us to substantial losses.
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
In connection with the U.K.’s exit from the EU, we are now subject to different laws and regulations, which are expected to diverge further over time, and are subject to the oversight of additional regulatory authorities. As political and regulatory environments evolve, further changes to the legal and regulatory framework under which our subsidiaries provide products and services in the U.K. and in the EU may result in additional compliance costs and have negative tax consequences or an adverse impact on our results of operations.
In addition to non-U.S. legislation, our international operations are also subject to U.S. legal requirements, which subjects us to operational and compliance costs and risks. For example, our operations are subject to U.S. and non-U.S. laws and regulations relating to bribery and corruption, anti-money laundering, and economic sanctions, which can vary by jurisdiction. The increasing speed and novel ways in which funds circulate could make it more challenging to track the movement of funds and heighten financial crimes risk. Our ability to comply with these legal requirements depends on our ability to continually improve surveillance, detection and reporting and analytic capabilities.
In the U.S., debt ceiling and budget deficit concerns, which have increased the possibility of U.S. government defaults on its debt and/or downgrades to its credit ratings, and prolonged government shutdowns could weaken the U.S. dollar, cause market volatility, negatively impact the global economy and banking system and adversely affect our financial condition, including our liquidity. Additionally, changes in fiscal, monetary or regulatory policy, including as a result of labor shortages, wage pressures, supply chain disruptions and higher inflation, could increase our compliance costs and adversely affect our business operations, organizational structure and results of operations. We are also subject to geopolitical risks, including economic sanctions, acts or threats of international or domestic terrorism, actions taken by the U.S. or other governments in response thereto, state-sponsored cyberattacks or campaigns, civil unrest and/or military conflicts, which could adversely affect business and economic conditions abroad and in the U.S. For example, escalating military tensions between Russia and Ukraine could result in regional instability and adversely impact

Bank of America 14

commodity and other financial markets as well as economic conditions, especially in Europe. Additionally, this could magnify inflationary pressure resulting from the pandemic and extend any prolonged period of higher inflation.
Business Operations
A failure in or breach of our operational or security systems or infrastructure or business continuity plans, or those of third parties or the financial services industry, could disrupt our critical business operations and customer services, result in additional risk exposures, and adversely impact our results of operations and financial condition, and cause legal or reputational harm.
The potential for operational risk exposure exists throughout our organization and as a result of our interactions with, and reliance on, third parties (including their downstream service providers) and the financial services industry infrastructure. Our operational and security systems infrastructure, including our computer systems, emerging technologies, data management and internal processes, as well as those of third parties, are integral to our performance. We also rely on our employees and third parties (including downstream service providers) in our day-to-day and ongoing operations, who may, as a result of human error, misconduct (including errors in judgment, malice, fraudulent activity and/or engaging in violations of applicable policies, laws, rules or procedures), malfeasance or a failure or breach of systems or infrastructure cause disruptions to our organization and expose us to operational losses, regulatory risk and reputational harm. The Corporation’s and third parties’ inability to properly introduce, deploy and manage changes to internal financial and governance processes, existing products, services and technology, as well as new product innovations and technology could also result in additional operational and regulatory risk.
Additionally, our financial, accounting, data processing and transmission, storage, backup or other operating or security systems and infrastructure, or those of third parties with whom we interact or upon whom we rely, may be ineffective or fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our or such third party’s control, which could adversely affect our ability to process transactions or provide services. We could also experience prolonged computer and network outages resulting in disruptions to our critical business operations and customer services, including abuse or failure of our electronic trading and algorithmic platforms. We may experience sudden increases in customer transaction volume or electrical, telecommunications or other major physical infrastructure outages, newly identified vulnerabilities in key hardware or software, failure of aging infrastructure and technology project implementation challenges, which could result in prolonged operational outages. Climate change is increasing the frequency and severity of natural disasters, such as earthquakes, wildfires, tornadoes, hurricanes and floods, which could result in increased exposure to operational risks, including outages. Additionally, events arising from local or larger scale political or social matters, including civil unrest and terrorist acts, could result in operational disruptions and prolonged operational outages.
We continue to execute our business continuity plans due to the pandemic and will likely continue to be subject to heightened operational risks to the extent that the pandemic persists. We also continue to have greater reliance on remote access tools and technology and employees’ personal systems and increased data utilization and be increasingly dependent upon our information technology infrastructure to operate our businesses remotely due to the increased number of employees who work from home and evolving customer preferences, including increased reliance on digital banking and other digital services provided by our businesses. Effective management of our business continuity depends on the security, reliability and adequacy of such systems. We also continue to be at risk of business disruptions due to illness and unavailability as the pandemic persists, including from the emergence of new variants, particularly if they are more transmissible and/or severe.
Regardless of the measures we have taken to implement training, procedures, backup systems and other safeguards to support our operations and bolster our operational resilience, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties (including their downstream service providers) with whom we interact or upon whom we rely, including systemic cyber events that result in system outages and unavailability of part or all of the internet, cloud services and/or the financial services industry infrastructure (including critical banking activities). Our ability to implement backup systems and other safeguards with respect to third-party systems and the financial services industry infrastructure is more limited than with respect to our own systems.
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
A failure or breach of our operational or security systems or infrastructure or business continuity plans resulting in disruption to our critical business operations and customer services and/or failure to identify and effectively respond to operational risks in a timely manner could expose us to market abuse, regulatory, market, privacy and liquidity risk, and adversely impact our results of operations and financial condition, as well as cause legal or reputational harm.
A cyberattack, information or security breach, or a technology failure of ours or of a third party could adversely affect our ability to conduct our business, manage our exposure to risk, result in the disclosure and/or misuse of information and/or fraudulent activity and increase our operational and security systems and critical infrastructure costs.
Our business is highly dependent on the security, controls and efficacy of our infrastructure, computer and data management systems, as well as those of our customers, suppliers, counterparties and other third parties (including their downstream service providers) the financial services industry and financial data aggregators, with whom we interact, on whom we rely or who have access to our customers' personal or account information. Our business relies on effective access management and the secure collection, processing, transmission, storage and retrieval of confidential, proprietary, personally identifiable and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties. In addition, to remotely access our network, products and services, our employees, customers, suppliers, counterparties and other third parties increasingly use personal mobile devices or computing devices that are outside of our

15 Bank of America

network and control environments and are subject to their own cybersecurity risks.
We, our employees, customers, regulators and third parties (including providers of products and services) are regularly the target of an increasing number of cyber threats and attacks and will continue to be. Cyber threats and techniques used in cyberattacks are pervasive, sophisticated, rapidly evolving, difficult to prevent and include computer viruses, malicious or destructive code (such as ransomware), social engineering (including phishing, vishing and smishing), denial of service or information or other security breach tactics that could result in disruptions to our businesses and operations, the loss of funds of the Corporation and/or its clients and the unauthorized release, gathering, monitoring, misuse, loss or destruction or theft of confidential, proprietary and other information, including intellectual property, of ours, our employees, our customers or of third parties. Cybersecurity risks have also significantly increased in recent years in part due to the growing number and increasingly sophisticated activities of malicious cyber actors, including organized crime groups, hackers, terrorist organizations, extremist parties, hostile foreign governments and state-sponsored actors, in some instances acting to promote political ends responding to policies and/or actions of the U.S. government. We are also subject to cyberattacks by disgruntled employees, activists and other third parties, including those involved in corporate espionage.
Our cybersecurity risk and exposure remains heightened because of, among other things, the evolving nature and pervasiveness of cyber threats, our prominent size and scale, our high-profile brand, our geographic footprint and international presence and our role in the financial services industry and the broader economy. The financial services industry, including the Corporation, is particularly at risk because of the use of and reliance on digital banking and other digital services, including mobile banking products, such as mobile payments, and other web- and cloud-based products and applications and the development of additional remote connectivity solutions, which increase cybersecurity risks and exposure. Acceptance and use of such digital banking products and services has substantially increased since the onset of the pandemic. Additionally, the proliferation of third-party financial data aggregators and emerging technologies, including our use of automation, artificial intelligence (AI) and robotics, increase our cybersecurity risks and exposure.
We continue to execute our business continuity plans due to the pandemic. Accordingly, our risk and exposure to cyberattacks and security breaches remain magnified due to our continued reliance on remote access tools and technology, resulting in increased reliance on virtual/digital interactions and a larger number of access points to our networks that must be secured. This increased risk of unauthorized access to our networks results in greater amounts of information being available for access, including from employees’ personal devices over which we do not have the same controls as we do when a larger employee population is working from our offices. Greater demand on our information technology infrastructure and security tools and processes will likely continue as the pandemic persists and may be experienced permanently.
We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties (including their downstream service providers) and the financial services industry with whom we do business, upon whom we rely to facilitate or enable our business activities or upon whom our customers rely. Other indirect risks relate to providers of products and/or services, financial counterparties, financial data aggregators, financial intermediaries, such as clearing agents, exchanges and clearing houses, regulators, providers of critical infrastructure, such as internet access and electrical power, and retailers for whom we process transactions. We are also at additional risk resulting from critical third-party information security and open-source software vulnerabilities.
Additionally, we have exposure to cyber threats as a result of our continuous transmission of sensitive information to, and storage of such information by, third parties, including providers of products and/or services, and regulators, the outsourcing of some of our business operations, and system and customer account updates and conversions. Further, any such event may not be disclosed to us in a timely manner. Similarly, any failure, cyberattack or other information or security breach that significantly degrades, deletes or compromises our systems or data could adversely impact third parties, counterparties and the critical infrastructure of the financial services industry.
As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyberattack or other information or security vulnerability, failure or breach that significantly exposes, degrades, deletes or compromises the systems or data of one or more financial entities or third parties (or their downstream service providers) could have a material impact on us, our counterparties or other market participants and ultimately have an adverse impact on financial stability in the U.S. and/or globally. This consolidation, interconnectivity and complexity increases the risk of operational failure, on both individual and industry-wide bases, as disparate systems need to be integrated, often on an accelerated basis.
Cyber threats and the techniques used in cyberattacks change rapidly. Despite substantial efforts to protect the integrity and resilience of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate or detect cyberattacks or information or security breaches and implement effective preventive or defensive measures to address or mitigate such attacks or breaches. Even the most advanced internal control environment is vulnerable to compromise. Internal access management failures could result in the compromise or unauthorized exposure of confidential data.
Cyberattacks or security breaches could persist for an extended period of time before being detected. It could take considerable additional time for us to determine the scope, extent, amount, and type of information compromised, at which time the impact on the Corporation and measures to recover and restore to a business-as-usual state may be difficult to assess. As cyber threats continue to evolve, we may be required to expend significant additional money and resources to modify or enhance our protective measures, investigate and remediate any information security, software or network vulnerabilities or incidents whether specific to us, a third party, the industry or businesses in general, and develop our capabilities to respond and recover. As a result, increasing resources to develop and enhance our controls, processes and practices designed to protect our systems, workstations, intellectual property and proprietary information, software, data and networks from attack, damage or unauthorized access, remains a critical priority.
Although to date we have not experienced any material losses or other material consequences relating to technology failure, cyberattacks or other information or security breaches, whether directed at us or third parties, there can be no assurance that our controls and procedures in place to monitor

Bank of America 16

and mitigate the risks of cyber threats, including the remediation of critical information security and software vulnerabilities, will be sufficient and/or timely and that we will not suffer material losses or consequences in the future. Successful penetration or circumvention of system security could result in negative consequences, including loss of customers and business opportunities, the withdrawal of customer deposits, misappropriation or destruction of our intellectual property, proprietary information or confidential information and/or the confidential, proprietary or personally identifiable information of certain parties, such as our employees, customers, providers of products and services, counterparties and other third parties, or damage to their computers or systems. Also, any technology failure, cyberattack, successful penetration or circumvention of our networks and systems or other information or security breach, termination or constraint of any third party (including their downstream service providers), the financial services industry infrastructure or financial data aggregators, could, among other things, adversely affect our ability to conduct day-to-day business activities, effect transactions, service our clients, manage our exposure to risk or expand our businesses, result in fraudulent or unauthorized transactions or cause prolonged computer and network outages resulting in material disruptions to our or our customers’ or other third parties’ network access or critical business operations and customer services, in the U.S. and/or globally.
Cyberattacks or other information or security breaches, whether directed at us or third parties, may result in significant lost revenue, give rise to losses and claims brought by third parties, litigation exposure, government fines, penalties or intervention and other negative consequences. Furthermore, the public perception that a cyberattack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business and/or result in the loss of confidence in our security measures. Additionally, our failure to communicate cyber incidents appropriately to relevant parties could result in regulatory, privacy, operational and reputational risk. Although we maintain cyber insurance, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate. Cyberattacks or other information or security breaches could also result in a violation of applicable privacy and other laws in the U.S. and abroad, reimbursement or other compensatory costs, additional compliance costs, and our internal controls or disclosure controls being rendered ineffective. The occurrence of any of these events could adversely impact our results of operations, liquidity and financial condition.
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
During 2021, we sold approximately $3.2 billion of loans to GSEs, primarily Freddie Mac (FHLMC). FHLMC and Fannie Mae (FNMA) are currently in conservatorship with their primary regulator, the Federal Housing Finance Agency (FHFA) acting as conservator. In September 2019, the Treasury Department published a proposal to recapitalize FHLMC and FNMA and remove them from conservatorship as well as reduce their role in the marketplace. Consistent with this proposal, in January 2021, the Treasury Department further amended the agreement that governs the conservatorship of FHLMC and FNMA and delineated the continued objective to remove the GSEs from conservatorship. However, we cannot predict the future prospects of the GSEs, timing of the recapitalization or release from conservatorship, or content of legislative or rulemaking proposals regarding the future status of the GSEs in the housing market. Additionally, if the GSEs were to take a reduced role in the marketplace, including by limiting the mortgage products they offer, we could be required to seek alternative funding sources, retain additional loans on our balance sheet, secure funding through the Federal Home Loan Bank system, or securitize the loans through Private Label Securitization. Accordingly, uncertainty regarding their future and the mortgage-backed securities they guarantee continues to exist for the foreseeable future.
Any of these developments could adversely affect the value of our securities portfolios, capital levels, liquidity and results of operations.
Our risk management framework may not be effective in mitigating risk and reducing the potential for losses.
Our risk management framework is designed to minimize risk and loss to us. We seek to effectively and consistently identify, measure, monitor, report and control the types of risk to which we are subject, including strategic, credit, legal, climate, market, liquidity, compliance, operational and reputational risks. While we employ a broad and diversified set of controls and risk mitigation techniques, including modeling and forecasting, hedging strategies and techniques that seek to balance our ability to profit from trading positions with our exposure to potential losses, our ability to control and mitigate risks that result in losses is inherently limited by our ability to identify all risks, including emerging and unknown risks, anticipate the timing of risks, apply effective hedging strategies, make correct assumptions, manage and aggregate data correctly and efficiently, and develop risk management models to assess and control risk.
Our ability to manage risk is dependent on our ability to consistently execute all elements of our risk management program and develop and maintain a culture of managing risk well throughout the Corporation and manage risks associated with third parties (including their downstream service providers), including providers of products and/or services, to enable effective risk management and ensure that risks are appropriately considered, evaluated and responded to in a timely manner. Uncertain economic conditions, heightened

17 Bank of America

legislative and regulatory scrutiny of and change within the financial services industry, the pace of technological changes, accounting and market developments, the failure of employees to comply with our policies and Risk Framework and the overall complexity of our operations, among other developments, may result in a heightened level of risk for us. We have experienced increased operational, reputational and compliance risk as a result of the need to rapidly implement multiple and varying pandemic relief programs, such as PPP and the processing of unemployment benefits for California and certain other states, which have resulted and will continue to result in losses, in addition to the continued execution of our business continuity plans due to the pandemic. Our failure to manage evolving risks or properly anticipate, manage, control or mitigate risks could result in additional losses.
Regulatory, Compliance and Legal
We are subject to comprehensive government legislation and regulations and certain settlements, orders and agreements with government authorities from time to time.
We are subject to comprehensive regulation under federal and state laws in the U.S. and the laws of the various jurisdictions in which we operate, including increasing and complex economic sanctions regimes. These laws and regulations significantly affect and have the potential to restrict the scope of our existing businesses, limit our ability to pursue certain business opportunities, including the products and services we offer, reduce certain fees and rates or make our products and services more expensive for our clients. Additionally, we are required to file various financial and non-financial regulatory reports to comply with laws and rules in the jurisdictions in which we operate.
We continue to adjust our business and operations, legal entity structure and our policies, processes, procedures and controls, including with regard to capital and liquidity management, risk management and data management, to comply with currently effective laws and regulations, as well as final rulemaking, guidance and interpretation by regulatory authorities, including the Department of Treasury (including the Internal Revenue Service (IRS)), Federal Reserve, OCC, CFPB, Financial Stability Oversight Council, FDIC, Department of Labor, SEC and CFTC in the U.S. and foreign regulators and other government authorities. Further, we could become subject to future legislation and regulatory requirements beyond those currently proposed, adopted or contemplated in the U.S. or abroad, including policies and rulemaking related to the Financial Reform Act, the pandemic, emerging technologies and climate change. The cumulative effect of all of the legislation and regulations on our business, operations and profitability remains uncertain. This uncertainty necessitates that in our business planning we make certain assumptions with respect to the scope and requirements of prospective and proposed rules. If these assumptions prove incorrect, we could be subject to increased regulatory and compliance risks and costs as well as potential reputational harm. In addition, U.S. and international regulatory initiatives may overlap, and non-U.S. regulations and initiatives may be inconsistent or may conflict with current or proposed U.S. regulations, which could lead to compliance risks and increased costs.
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
We are also subject to laws, rules and regulations in the U.S. and abroad, including GDPR, CCPA and CPRA, and a number of additional jurisdictions enacting or considering similar laws, regarding compliance with our privacy policies and the disclosure, collection, use, sharing and safeguarding of personally identifiable information of certain parties, such as our employees, customers, suppliers, counterparties and other third parties, the violation of which could result in litigation, regulatory fines and enforcement actions. The complexity and risk of compliance has been magnified by the collection of employee health information in response to the pandemic. Additionally, we will likely be subject to new and evolving data privacy laws in the U.S. and abroad, which could result in additional costs of compliance, litigation, regulatory fines and enforcement actions. In particular, there is increased complexity and uncertainty, including potential suspension or prohibition, regarding the standards used by the Corporation for cross-border flows and transfers of personal data from the European Economic Area (EEA) to the U.S. and other jurisdictions outside of the EEA resulting from a decision of the Court of Justice of the EU and guidance from the European Data Protection Board. Additionally, the European Commission has published new standards of personal data transfer, and China and the U.K. have commenced consultation efforts to establish standards for personal data transfers. If cross-border personal data transfers are suspended or restricted or we are required to implement distinct processes for each jurisdiction’s standards, this could result in operational disruptions to our businesses, additional costs, increased enforcement activity, new contract negotiations with third parties, and/or modification of our cross-border data management.
As part of their enforcement authority, our regulators and other government authorities have the authority to, among other things, conduct investigations and assess significant civil or criminal monetary penalties or restitution and issue cease and desist orders and initiate injunctive actions. The amounts paid by us and other financial institutions to settle proceedings or investigations have, in some instances, been substantial and may increase. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such resolutions, which could have significant consequences, including reputational harm, loss of customers, restrictions on the ability to access capital markets, and the inability to operate certain businesses or offer certain products for a period of time.
The Corporation and the conduct of its employees and representatives, including conduct that could harm clients, customers, employees or the integrity of the markets, are subject to regulatory scrutiny across jurisdictions. The complexity of the federal and state regulatory and enforcement regimes in the U.S., coupled with the global scope of our operations and the regulatory environment worldwide, also means that a single event or practice or a series of related events or practices may give rise to a significant number of overlapping investigations and regulatory proceedings, either by multiple federal and state agencies in the U.S. or by multiple regulators and other governmental entities in different jurisdictions. Additionally, actions by other members of the financial services industry related to business activities in which we participate may result in investigations by regulators or other government authorities. Responding to inquiries, investigations, lawsuits and proceedings is time-consuming and expensive and can divert senior management attention from our business. The

Bank of America 18

outcome of such proceedings, which may last a number of years, may be difficult to predict or estimate.
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
While we believe that we have adopted appropriate risk management and compliance programs to identify, assess, monitor and report on employees conduct, applicable laws, policies and procedures, compliance risks will continue to exist, particularly as we adapt to new and evolving laws, rules and regulations. Additionally, changing U.S. fiscal, monetary and regulatory policies, and evolving priorities, may result in ongoing regulatory uncertainties. There is no guarantee that our risk management and compliance programs will be consistently executed to successfully manage compliance risk. We also rely upon third parties who may expose us to compliance and legal risk. Future legislative or regulatory actions, and any required changes to our business or operations, or those of third parties (including their downstream providers) upon whom we rely, resulting from such developments and actions could result in a significant loss of revenue, impose additional compliance and other costs or otherwise reduce our profitability, limit the products and services that we offer or our ability to pursue certain business opportunities, require us to dispose of or curtail certain businesses, affect the value of assets that we hold, require us to increase our prices and therefore reduce demand for our products, or otherwise adversely affect our businesses. In addition, investigations, legal and regulatory proceedings and other contingencies will arise from time to time that may result in fines, regulatory sanctions, penalties, equitable relief and changes to our business practices. As a result, we are and will continue to be subject to heightened compliance and operating costs that could adversely affect our results of operations.
We are subject to significant financial and reputational risks from potential liability arising from lawsuits and regulatory and government action.
We continue to face significant legal risks in our business, with a high volume of claims against us and other financial institutions. The amount of damages, penalties and fines that litigants and regulators seek from us and other financial institutions continues to be high. This includes disputes with consumers, customers and other counterparties.
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
In addition, regulatory authorities have had a supervisory focus on enforcement, including in connection with customer complaints, alleged violations of law and customer harm. For example, U.S. regulators and government agencies have pursued claims against financial institutions under the Financial Institutions Reform, Recovery, and Enforcement Act, the False Claims Act, fair lending laws and regulations (including the Equal Credit Opportunity Act and the Fair Housing Act), antitrust laws, and consumer protection laws and regulations, including prohibitions on unfair, deceptive, and/or abusive acts and practices under the Consumer Financial Protection Act and the Federal Trade Commission Act. Such claims may carry significant and, in certain cases, treble damages. There is also an increased focus on compliance with global laws, rules and regulations related to the collection, use, sharing and safeguarding of personally identifiable information and corporate data. Additionally, misconduct by the Corporation’s employees and representatives, including unethical, fraudulent, improper or illegal conduct, or other unfair, deceptive, abusive or discriminatory business practices, can result in litigation and/or government investigations and enforcement actions, and cause significant reputational harm. There is also increased scrutiny of climate change-related policies, goals and disclosure, which could result in litigation and regulatory investigations and actions.
The global environment of extensive investigations, regulation, regulatory compliance burdens, litigation and regulatory enforcement, combined with uncertainty related to the continually evolving regulatory environment, have affected and will likely continue to affect operational and compliance costs and risks, including the limitation or cessation of our ability or feasibility to continue providing certain products and services. Lawsuits and regulatory actions have resulted in and will likely continue to result in judgments, orders settlements, penalties and fines adverse to us. Further, the Corporation's participation in implementing government relief measures related to the pandemic and other federal and state government assistance programs, including the processing of unemployment benefits for California and certain other states, may lead to additional such judgments, orders, settlements, penalties and fines. Litigation and investigation costs, substantial legal liability or significant regulatory or government action against us could have material adverse effects on our business, financial condition, including liquidity, and results of operations, and/or cause significant reputational harm to us.
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

19 Bank of America

requiring us to cease and desist activities permitted under the Bank Holding Company Act of 1956.
Capital and liquidity requirements are frequently introduced and amended. It is possible that regulators may increase regulatory capital requirements including TLAC and long-term debt requirements, change how regulatory capital is calculated or increase liquidity requirements. Our ability to return capital to our shareholders depends in part on our ability to maintain regulatory capital levels above minimum requirements plus buffers. To the extent that increases occur in our SCB, G-SIB surcharge or countercyclical capital buffer, our returns of capital to shareholders could decrease. For example, our G-SIB surcharge is expected to increase by 50 basis points to 3.0 percent on January 1, 2024.
As part of its CCAR, the Federal Reserve conducts stress testing on parts of our business using hypothetical economic scenarios prepared by the Federal Reserve. Those scenarios may affect our CCAR stress test results, which may impact the level of our SCB requiring us to hold additional capital. Additionally, the Federal Reserve could reinstitute limitations or prohibitions on taking capital actions, such as paying or increasing dividends or repurchasing common stock as a result of the economic impact of the ongoing pandemic or otherwise impose such limitations in connection with other economic disruptions or events.
A significant component of regulatory capital ratios is calculating our RWA and our leverage exposure, which may increase. The Basel Committee on Banking Supervision has also revised several key methodologies for measuring RWA that have not yet been implemented in the U.S., including a standardized approach for operational risk, revised market risk requirements and constraints on the use of internal models, as well as a capital floor based on the revised standardized approaches. U.S. banking regulators may update the U.S. Basel 3 rules to incorporate the Basel Committee revisions. Banks have experienced an increase in balance sheets, increasing leverage exposures and causing leverage-based ratios to overtake risk-based capital ratios.
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
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If those assumptions, estimates or judgments were misapplied, we could be required to correct and restate prior-period financial statements. Accounting standard-setters and those who interpret the accounting standards, including the SEC, banking regulators and our independent registered public accounting firm may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes may be difficult to predict and could impact how we prepare and report our financial statements. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in us revising prior-period financial statements.
We may be adversely affected by changes in U.S. and non-U.S. tax laws and regulations.
It is possible that governmental authorities in the U.S. and/or other countries could further amend or repeal tax laws in a way that would materially adversely affect us, including the possibility that aspects of the 2017 Tax Cuts and Jobs Act could be amended in the future. Any future change in tax laws and regulations or interpretations of current or future tax laws and regulations could materially adversely affect our results of operations. Additionally, U.S. and foreign tax laws are complex and our judgments, interpretations or applications of such tax laws could differ from that of the relevant governmental authority. This could result in additional tax liabilities and interest, penalties, the reduction of certain tax benefits and/or the requirement to make adjustments to amounts recorded, which could be material.
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
Our ability to attract and retain customers, clients, investors and employees is impacted by our reputation. Harm to our reputation can arise from various sources, including officer, director and/or employee activities, such as fraud, misconduct and unethical behavior (such as employees’ sales practices), security breaches, litigation or regulatory matters and their outcomes, compensation practices, lending practices, the suitability or reasonableness of recommending particular trading or investment strategies, including the reliability of our research and models and prohibiting clients from engaging in certain transactions.
Additionally, our reputation may be harmed by failing to deliver the products and standards of service and quality expected by our customers, clients and the community, the failure to recognize and address customer complaints, compliance failures, the inability to manage technology change or maintain effective data management, cyber incidents, prolonged or repeated system outages, internal and external fraud, inadequacy of responsiveness to internal controls, unintended disclosure of personal, proprietary or confidential information, conflicts of interest and breach of fiduciary obligations, the handling of health emergencies or pandemics, and the activities of our clients, customers, counterparties and third parties, including providers of products and/or services. For example, our reputation may be harmed in connection with our implementation of government programs to provide relief to address the economic impact of the pandemic and other federal and state government assistance programs, including the processing of unemployment benefits for California and certain other states, as well as how we handle employee matters related to the pandemic. Our reputation may also be negatively impacted by our ESG practices and disclosures, our businesses

Bank of America 20

and our customers, including practices and disclosures related to climate change.
Actions by the financial services industry generally or by certain members or individuals in the industry also can adversely affect our reputation. Also, adverse publicity or negative information posted on social media by employees, the media or otherwise, whether or not factually correct, may adversely impact our business prospects or financial results.
We are subject to complex and evolving laws and regulations regarding privacy, fair lending activity, UDAAP, electronic funds transfers, know-your-customer requirements, data protection, including the GDPR, CCPA and CPRA, cross-border data movement and other matters. Principles concerning the appropriate scope of consumer and commercial privacy vary considerably in different jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy may remain fluid. It is possible that these laws may be interpreted and applied by various jurisdictions in a manner inconsistent with our current or future practices, or that is inconsistent with one another. If personal, confidential or proprietary information of customers or clients in our possession, or in the possession of third parties (including their downstream service providers) or financial data aggregators, is mishandled, misused or mismanaged, or if we do not timely or adequately address such information, we may face regulatory, reputational and operational risks which could adversely affect our financial condition and results of operations.
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
There continues to be a major transition in progress in the global financial markets with respect to the replacement of IBORs, including the London Interbank Offered Rate (LIBOR), and certain other rates or indices that serve as “benchmarks.” Such benchmarks have been used extensively across the global financial markets and in our business. In particular, LIBOR has historically been used in many of our products and contracts, including derivatives, consumer and commercial loans, mortgages, floating-rate notes and other adjustable-rate products and financial instruments. The aggregate notional amount of these products and contracts referencing LIBOR or other IBORs remains material to our business. At the end of 2021, the global financial markets generally transitioned away from the use of all LIBOR settings (except for certain U.S. dollar (USD) LIBOR settings). However, there continue to be risks and challenges associated with the transition from IBORs that may result in consequences that cannot be fully anticipated, which expose us to various financial, operational, supervisory, conduct and legal risks, which we continue to monitor closely.
Through a multi-year effort by the industry and regulators, ARRs have been identified and/or developed and are being used to replace LIBOR and other IBORs. However, market and client adoption of ARRs, may vary across or within categories of contracts, products and services, resulting in market fragmentation, decreased trading volumes and liquidity, increased complexity and modeling and operational risks. ARRs have compositions and characteristics that differ from the benchmarks they replace, in some cases have limited history, and may demonstrate less predictable performance over time than the benchmarks they replace. For example, certain ARRs are calculated on a compounded or weighted-average basis and, unlike IBORs, do not reflect bank credit risk and therefore typically require a spread adjustment. There are important differences between the fallbacks, triggers and calculation methodologies being implemented in cash and derivatives markets (including within cash markets). Any mismatch between the adoption of ARRs in loans, securities and derivatives markets may impact hedging or other financial arrangements we have implemented, and as a result we may experience unanticipated market exposures. Changes resulting from transition to successor or alternative rates may adversely affect the yield on loans or securities held by us, amounts paid on securities we have issued, amounts received and paid on derivatives we have entered into, the value of such loans, securities or derivative instruments, the trading market for such products and contracts, and our ability to effectively use hedging instruments to manage risk. There can be no assurance that existing assets and liabilities based on or linked to IBORs that have not already transitioned to ARRs will successfully transition.
Given the continuation of certain USD LIBOR settings until June 30, 2023, IBOR-based products and contracts (IBOR Products) linked to these LIBOR settings will still have to be transitioned by such time. Although a significant majority of the aggregate notional amount of our IBOR-based products maturing after 2021 include or have been updated to include fallbacks to ARRs, the transitioning of certain IBOR Products that do not include fallback provisions or adequate fallback mechanisms will require additional efforts to modify their terms. Some outstanding IBOR Products are particularly challenging to modify due to the requirement that all impacted parties consent to such modification. To address such challenges in IBOR Products, legislation has been adopted in various jurisdictions, including the EU, U.K. and New York State, and federal legislation is pending in the U.S. Congress. Litigation, disputes or other action may occur as a result of the interpretation or application of legislation, in particular, if there is an overlap between laws in different jurisdictions.
Some of our IBOR Products, in particular LIBOR-based products and contracts, may contain language giving the calculation agent (which may be us) discretion to determine the successor rate (including the ARR and/or the applicable spread adjustment) to the existing benchmark. We may face a risk of litigation, disputes or other actions from clients, counterparties, customers, investors or others based on various claims, for example that the Corporation incorrectly interpreted or enforced IBOR-based contract provisions, failed to appropriately communicate the effect that the transition to ARRs will have on

21 Bank of America

existing and future products, treated affected parties unfairly or made inappropriate product recommendations to or investments on behalf of its clients, or engaged in anti-competitive behavior or unlawfully manipulated markets or benchmarks.
We have launched, and expect to continue to develop, launch and support, ARR-based products and services. There is no guarantee that liquidity in ARR-based products will develop, and it is possible that ARR-based products, including products using credit sensitive rates, will perform differently to IBOR Products during times of economic stress, adverse or volatile market conditions and across the credit and economic cycle, which may impact the value, return on and profitability of our ARR-based assets. New financial products linked to ARRs may have additional legal, financial, tax, operational, market, compliance, reputational, competitive or other risks to us, our clients and other market participants. In particular, banking regulators in the U.S. and globally have increased regulatory scrutiny and intensified supervisory focus of financial institution LIBOR transition plans, preparations and readiness, including the Corporation’s use of credit-sensitive rates like the Bloomberg Short-Term Bank Yield Index, which could result in a regulatory action, litigation and/or the need to change the products offered by our businesses.
Failure to meet industry-wide IBOR transition milestones and to cease issuance of IBOR Products by relevant cessation dates may, subject to certain regulatory exceptions, result in supervisory enforcement by applicable regulators, increase our cost of, and access to, capital and other consequences.
The market transition may also alter our risk profile and risk management strategies, including derivatives and hedging strategies, modeling and analytics, valuation tools, product design and systems, controls, procedures and operational infrastructure. This may prove challenging given the limited history of many of the proposed ARRs and may increase the costs and risks related to potential regulatory compliance, requirements or inquiries. Among other risks, various IBOR Products transition to ARRs at different times or in different manners, with the result that we may face significant unexpected interest rate, pricing or other exposures across business or product lines. Continuing reforms to market transition and other factors may adversely affect our business, including the ability to serve customers and maintain market share, financial condition or results of operations and could result in reputational harm to us.
We face significant and increasing competition in the financial services industry.
We operate in a highly competitive environment and experience intense competition from local and global financial institutions as well as new entrants, in both domestic and foreign markets, in which we compete on the basis of a number of factors, including customer service, quality and range of products and services offered, technology, price, fees, reputation, interest rates on loans and deposits, lending limits, customer convenience and experience and relationships in relevant markets. Additionally, the changing regulatory environment may create competitive disadvantages for us given geography-driven capital and liquidity requirements.
In addition, emerging technologies and advances and the growth of e-commerce have lowered geographic and monetary barriers of other financial institutions, made it easier for non-depository institutions to offer products and services that traditionally were banking products and allowed non-traditional financial service providers and technology companies to
compete with traditional financial service companies in providing electronic and internet-based financial solutions and services, including electronic securities trading with low or no fees and commissions, marketplace lending, financial data aggregation and payment processing, including real-time payment platforms. Further, clients may choose to conduct business with other market participants who engage in business or offer products in areas we deem speculative or risky. Increased competition may negatively affect our earnings by creating pressure to lower prices, fees, commissions or credit standards on our products and services, requiring additional investment to improve the quality and delivery of our technology and/or reducing our market share, or affecting the willingness of our clients to do business with us.
Our inability to adapt our business strategies, products and services could harm our business.
Our business model is based on a diversified mix of businesses that provide a broad range of financial products and services, delivered through multiple distribution channels. Our success depends on our, and our third-party providers of products and services’ ability to adapt and develop our business strategies, products, services and technology to rapidly evolving industry standards and consumer preferences. In particular, the emergence of the pandemic has resulted in increased reliance on digital banking and other digital services provided by the Corporation’s businesses. There is increasing pressure by competitors to provide products and services on more attractive terms, including lower fees and higher interest rates on deposits, and offer lower cost investment strategies, which may impact our ability to grow revenue and/or effectively compete. Additionally, legislative and regulatory developments may affect the competitive landscape and impact the products and services that we can offer. Further, we may be impacted by the growth of non-depository institutions that offer traditional banking products at higher rates or with low or no fees, or otherwise offer alternative products. This can reduce our net interest margin and revenues from our fee-based products and services, either from a decrease in the volume of transactions or through a compression of spreads.
The widespread adoption and rapid evolution of new technologies, including analytic capabilities, self-service digital trading platforms, internet services, distributed ledgers, such as the blockchain system, cryptocurrencies, Central Bank Digital Currencies (CBDCs) and payment systems, could require substantial expenditures to modify or adapt our existing products and services as we grow and develop our online and mobile banking channel strategies in addition to remote connectivity solutions. As CBDC initiatives evolve and mature, our businesses and results of operations could be adversely impacted, including as a result of the introduction of new competitors to the payment ecosystem and increased volatility in deposits and/or significant long-term reduction in deposits (i.e., financial disintermediation). Also, we may not be as timely or successful in developing or introducing new products and services, integrating new products or services into our existing offerings, responding, managing or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers. The Corporation’s or its third-party providers of products and services’ inability or resistance to timely innovate or adapt its operations, products and services

Bank of America 22

to evolving industry standards and consumer preferences could result in service disruptions and harm our business and adversely affect our results of operations and reputation.
We could suffer operational, reputational and financial harm if our models and strategies fail to properly anticipate and manage risk.
We use models and strategies extensively to forecast losses, project revenue, measure and assess capital and liquidity requirements for credit, market, operational and strategic risks, assist in capital planning and assess and control our operations and financial condition. Model Risk Management is a dedicated and independent risk function that defines model risk governance, policy and guidelines for the Corporation based on laws, rules and regulations, as well as internal requirements. Under our Enterprise Model Risk Policy, Model Risk Management is required to perform model oversight, including independent validation before initial use, ongoing monitoring reviews through outcomes analysis and benchmarking, and periodic revalidation. Models are subject to inherent limitations due to the use of simplifying assumptions, uncertainty regarding economic and financial outcomes, and emerging risks from the use of applications that rely on AI.
Our models and strategies may not be sufficiently predictive of future results due to limited historical patterns, extreme or unanticipated market movements or customer behavior and liquidity, especially during severe market downturns or stress events, which could limit their effectiveness and require timely recalibration. The models that we use to assess and control our market risk exposures also reflect assumptions about the degree of correlation among prices of various asset classes or other market indicators, which may not be representative of the next downturn and would magnify the limitations inherent in using historical data to manage risk. Our models may be adversely impacted as a result of human error and may not be effective if we fail to properly oversee and review them at regular intervals and detect their flaws during our review and monitoring processes, they contain erroneous data, assumptions, valuations, formulas or algorithms or our applications running the models do not perform as expected. Regardless of the steps we take to ensure effective controls, governance, monitoring and testing, and implement new technology and automated processes, we could suffer operational, reputational and financial harm if models and strategies fail to properly anticipate and manage current and evolving risks.
Failure to properly manage data may result in our inability to manage risk and business needs, errors in our day-to-day operations, critical reporting and strategic decision-making, inaccurate reporting and non-compliance with laws, rules and regulations.
Our ability to obtain, create, report and maintain information, including the data associated with it, during our normal course of business is a foundational component of our business and of managing relationships with customers. Additionally, we rely on our ability to manage data in an accurate, timely and complete manner, including the capture, transport, aggregation, validation, processing, quality, interpretation, protection, maintenance, retention, external transmission and use. Our policies, programs, processes and practices govern how data risk is managed globally. While we continuously update our policies, programs, processes and practices and implement emerging technologies, such as automation, AI and robotics, our data management processes may not be effective and are subject to weaknesses and failures, including human error, data limitations, process delays, system failure or failed controls.
Failure to properly manage data effectively in an accurate, timely and complete manner may impact its quality and reliability and our ability to manage current and emerging risk, produce accurate financial, regulatory and operational reporting, detect or surveil potential misconduct or non-compliance with laws, rules and regulations, as well as to manage changing business needs, strategic decision-making and day-to-day operations. The failure to establish and maintain effective, efficient and controlled data management could adversely impact our ability to develop our products and relationships with our customers, increase regulatory risk and operational losses, and damage our reputation.
Our operations, businesses and customers could be materially adversely affected by the impacts related to climate change.
There is an increasing concern over the risks of climate change and related environmental sustainability matters, which present short-term and an increasing amount of long-term risks to us. The physical risks of climate change include rising average global temperatures, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters, including floods, wildfires, hurricanes and tornados. Such disasters could disrupt our operations or the operations of customers or third parties on which we rely. Such disasters could result in market volatility or negatively impact our customers’ ability to repay outstanding loans, result in rapid deposit outflows, cause supply chain and/or distribution network disruptions, damage collateral or result in the deterioration of the value of collateral or insurance shortfalls.
Additionally, climate change concerns could result in transition risk. Changes in consumer preferences or technology and additional legislation, regulatory and legal requirements, including those associated with the transition to a low-carbon economy, could restrict the scope of our existing businesses, limit our ability to pursue certain business activities and offer certain products and services, amplify credit and market risks, negatively impact asset values, increase expenses, including as a result of strategic planning and technology and market changes, and/or otherwise adversely impact us, our businesses or our customers. Our response to climate change, our climate change strategies, policies, goals, commitments and disclosure, and/or our ability to achieve our climate-related goals and commitments (which are subject to risks and uncertainties, many of which are outside of our control) could result in reputational harm as a result of negative public sentiment, regulatory scrutiny, litigation and reduced investor and stakeholder confidence.
Our ability to attract and retain qualified employees is critical to our success, business prospects and competitive position.
Our performance and competitive position is heavily dependent on the talents and efforts of highly skilled individuals. Competition for qualified personnel within the financial services industry and from businesses outside the financial services industry is intense.
Our competitors include global institutions and institutions subject to different compensation and hiring regulations than those imposed on U.S. institutions and financial institutions. Also, our ability to attract and retain employees could be impacted by the pandemic, including changing workforce concerns, expectations, practices and preferences (including remote work), and increasing labor shortages and competition for labor, which could increase labor costs.
In order to attract and retain qualified personnel, we must provide market-level compensation. As a large financial and banking institution, we are and may become subject to

23 Bank of America

additional limitations on compensation practices, which may or may not affect our competitors, by the Federal Reserve, the OCC, the FDIC and other regulators around the world. EU and U.K. rules limit and subject to clawback certain forms of variable compensation for senior employees. Furthermore, a substantial portion of our annual incentive compensation paid to our senior employees, as well as certain periodic awards to both senior and broad-based groups of employees, consist of long-term equity-based awards, the value of which is based on the price of our common stock when the awards vest. Our business prospects and competitive position could be adversely affected if we cannot attract and retain qualified individuals.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
As of December 31, 2021, certain principal offices and other materially important properties consisted of the following:

Facility Name	Location	General Character of the Physical Property	Primary Business Segment	Property Status	Property Square Feet (1)
Bank of America Corporate Center	Charlotte, NC	60 Story Building	Principal Executive Offices	Owned	1,212,177
Bank of America Tower at One Bryant Park	New York, NY	55 Story Building	GWIM, Global Banking and Global Markets	Leased (2)	1,836,575
Bank of America Financial Centre	London, UK	4 Building Campus	Global Banking and Global Markets	Leased	566,920
Cheung Kong Center	Hong Kong	62 Story Building	Global Banking and Global Markets	Leased	149,790
(1)For leased properties, property square feet represents the square footage occupied by the Corporation.
(2)The Corporation has a 49.9 percent joint venture interest in this property.
We own or lease approximately 71.8 million square feet in over 20,000 facilities and ATM locations globally, including approximately 66.8 million square feet in the U.S. (all 50 states and the District of Columbia, the U.S. Virgin Islands, Puerto Rico and Guam) and approximately 5.0 million square feet in approximately 35 countries.
We believe our owned and leased properties are adequate for our business needs and are well maintained. We continue to evaluate our owned and leased real estate and may determine from time to time that certain of our premises and facilities, or ownership structures, are no longer necessary for our operations. In connection therewith, we regularly evaluate the sale or sale/leaseback of certain properties, and we may incur costs in connection with any such transactions.
Item 3. Legal Proceedings
See Litigation and Regulatory Matters in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
None
Part II
Bank of America Corporation and Subsidiaries
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “BAC.” As of February 18, 2022, there were 148,551 registered shareholders of common stock.
The table below presents share repurchase activity for the three months ended December 31, 2021. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its bank subsidiaries.
Each of the bank subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Purchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Buyback Authority Amounts (3)
October 1 - 31, 2021	61,395	$45.53	61,390	$23,850
November 1 - 30, 2021	71,187	47.27	71,186	20,624
December 1 - 31, 2021	30,895	44.45	30,894	19,311
Three months ended December 31, 2021	163,477	46.08	163,470
(1)Includes shares of the Corporation's common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)On October 20, 2021, the Corporation announced its Board of Directors (Board) authorized the repurchase of up to $25 billion of common stock over time (October Authorization). The Board also authorized repurchases to offset shares awarded under equity-based compensation plans. This October Authorization replaced the April 15, 2021 authorization for repurchases of up to $25 billion of common stock (April Authorization, and together with the October Authorization, the Board Authorizations). During the three months ended December 31, 2021, pursuant to the Board Authorizations, the Corporation repurchased approximately 163 million shares, or $7.5 billion, of its common stock, including to offset shares awarded under equity-based compensation plans. For more information, see Capital Management - CCAR and Capital Planning in the MD&A on page 49 and Note 13 – Shareholders’ Equity to the Consolidated Financial Statements.
(3)Remaining Buyback Authority Amounts represents the remaining buyback authority of the October Authorization. At the time the April Authorization was replaced with the October Authorization, the Corporation had $9.4 billion of remaining buyback authority available under the April Authorization. Such remaining buyback authority was canceled in the October Authorization. Excludes repurchases to offset shares awarded under equity-based compensation plans.
The Corporation did not have any unregistered sales of equity securities during the three months ended December 31, 2021.

Bank of America 24

Item 6. [Reserved]

Item 7. Bank of America Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

25 Bank of America

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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of this Annual Report on Form 10-K: and in any of the Corporation’s subsequent Securities and Exchange Commission Filings: the Corporation’s potential judgments, orders, settlements, penalties, fines and reputational damage resulting from pending or future litigation and regulatory investigations, proceedings and enforcement actions, including as a result of our participation in and execution of government programs related to the Coronavirus Disease 2019 (COVID-19) pandemic, such as the processing of unemployment benefits for California and certain other states; the possibility that the Corporation’s future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, and regulatory and government actions; the possibility that the Corporation could face increased claims from one or more parties involved in mortgage securitizations; the Corporation’s ability to resolve representations and warranties repurchase and related claims; the risks related to the discontinuation of the London Interbank Offered Rate and other reference rates, including increased expenses and litigation and the effectiveness of hedging strategies; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates, inflation, currency exchange rates, economic conditions, trade policies and tensions, including tariffs, and potential geopolitical instability; the impact of the interest rate and inflationary environment on the Corporation’s business, financial condition and results of operations; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on the economic recovery and our business; the Corporation's concentration of credit risk; the Corporation’s ability to achieve its expense targets and expectations regarding revenue, net interest income, provision for credit losses, net charge-offs, effective tax rate, loan growth or other projections; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements, stress capital buffer requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of changes in or interpretations of income tax laws and regulations; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including, but not limited to, recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards, derivatives regulations and the Coronavirus Aid, Relief, and Economic Security Act and any similar or related rules and regulations; a failure or disruption in or breach of the Corporation’s operational or security systems or infrastructure, or those of third parties, including as a result of cyberattacks or campaigns; the transition and physical impacts of climate change; our ability to achieve environmental, social and governance goals and commitments or the impact of any changes in the Corporation’s sustainability strategy or commitments generally; the impact of any future federal government shutdown and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary or regulatory policy; the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the COVID-19 pandemic and its impact on the U.S. and/or global, financial market conditions and our business, results of operations, financial condition and prospects; the impact of natural disasters, extreme weather events, military conflict, terrorism or other geopolitical events; and other matters.
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
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of

Bank of America 26

banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At December 31, 2021, the Corporation had $3.2 trillion in assets and a headcount of approximately 208,000 employees.
As of December 31, 2021, we served clients through operations across the U.S., its territories and approximately 35 countries. Our retail banking footprint covers all major markets in the U.S., and we serve approximately 67 million consumer and small business clients with approximately 4,200 retail financial centers, approximately 16,000 ATMs, and leading digital banking platforms (www.bankofamerica.com) with approximately 41 million active users, including approximately 33 million active mobile users. We offer industry-leading support to approximately three million small business households. Our GWIM businesses, with client balances of $3.8 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
Recent Developments
Capital Management
On February 2, 2022, the Corporation announced that the Board of Directors declared a quarterly cash common stock dividend of $0.21 per share, payable on March 25, 2022 to shareholders of record as of March 4, 2022.
For more information on our capital resources and regulatory developments, see Capital Management on page 49.
COVID-19 Pandemic
The Coronavirus Disease 2019 (COVID-19) pandemic (the pandemic) has impacted the Corporation and may continue to do so, as uncertainty remains about the duration of the pandemic and the timing and strength of the global economic recovery. As the pandemic continues to evolve, we regularly evaluate protocols and processes in place to execute our business continuity plans. In conjunction with our efforts to support clients affected by the pandemic, we have cumulatively originated $35.4 billion in loans under the Paycheck Protection Program (PPP) with amounts outstanding of $4.7 billion and $22.7 billion at December 31, 2021 and 2020. For more information on PPP loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
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
For more information on how the risks related to the pandemic adversely affect our businesses, results of operations and financial condition, see Part 1. Item 1A. Risk Factors on page 8.
LIBOR and Other Benchmark Rates
Subject to the continued publication of certain non-representative London Interbank Offered Rate (LIBOR) benchmark settings based on a modified calculation (i.e., on a “synthetic” basis), British Pound Sterling, Euro, Swiss Franc and Japanese Yen LIBOR settings and one-week and two-month U.S. dollar (USD) LIBOR settings ceased or became no longer representative of the underlying market the rates seek to measure (i.e., non-representative) immediately after December 31, 2021, and the remaining USD LIBOR settings (i.e., overnight, one month, three month, six month and 12 month) will cease or become non-representative immediately after June 30, 2023. Separately, the Federal Reserve, the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC) issued supervisory guidance encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate by December 31, 2021 subject to certain regulatory-approved exceptions (USD LIBOR Guidance).
As a result, a major transition has been and continues to be in progress in the global financial markets with respect to the replacement of Interbank Offered Rates (IBORs). This is a complex process impacting a variety of our businesses and operations. IBORs have historically been used in many of the Corporation’s products and contracts, including derivatives, consumer and commercial loans, mortgages, floating-rate notes and other adjustable-rate products and financial instruments. In response, the Corporation established an enterprise-wide IBOR transition program, with active involvement of senior management and regular reports to the Management Risk Committee (MRC) and Enterprise Risk Committee (ERC). The program continues to drive the Corporation's industry and regulatory engagement, client and financial contract changes, internal and external communications, technology and operations modifications, including updates to its operational models, systems and processes, introduction of new products, migration of existing clients, and program strategy and governance.
As of December 31, 2021, the Corporation has transitioned or otherwise addressed IBOR-based products and contracts referencing the rates that ceased or became non-representative after December 31, 2021, including LIBOR-linked commercial loans, LIBOR-based adjustable-rate consumer mortgages, LIBOR-linked derivatives and interdealer trading of certain USD LIBOR and other interest rate swaps, and related hedging

27 Bank of America

arrangements. Additionally, in accordance with the USD LIBOR Guidance, the Corporation has ceased entering into new contracts that use USD LIBOR as a reference rate, subject to certain regulatory-approved exceptions.
The Corporation launched capabilities and services to support the issuance and trading in products indexed to various alternative reference rates (ARRs) and developed employee training programs as well as other internal and external sources of information on the various challenges and opportunities that the replacement of IBORs has presented and continues to present. The Corporation continues to monitor a variety of market scenarios as part of its transition efforts, including risks associated with insufficient preparation by individual market participants or the overall market ecosystem, ability of market participants to meet regulatory and industry-wide recommended milestones and access and demand by clients and market participants to liquidity in certain products, including LIBOR products.
With respect to the transition of LIBOR products referencing USD LIBOR settings ceasing or becoming non-representative as of June 30, 2023, a significant majority of the Corporation’s notional contractual exposure to such LIBOR currencies, of which the significant majority is derivatives contracts, have been remediated (i.e., updated to include fallback provisions to ARRs based on market driven protocols, regulatory guidance and industry-recommended fallback provisions and related mechanisms) and the Corporation is continuing to remediate the remaining USD LIBOR exposure. The remaining exposure, a majority of which is made up of derivatives and commercial loans and which represents a small minority of outstanding USD LIBOR notional contractual exposure of the Corporation, will require active dialogue with clients to modify the contracts. For any residual exposures after June 2023 that continue to have no fallback provisions, the Corporation is assessing and planning to leverage relevant contractual and statutory solutions, including relevant state legislation and any future federal legislation, to transition such exposure to ARRs.
The Corporation has implemented regulatory, tax and accounting changes and continues to monitor current and potential impacts of the transition, including Internal Revenue Service tax regulations and guidance and Financial Accounting Standards Board guidance. In addition, the Corporation has engaged impacted clients in connection with the transition by providing ARRs education and the timing of transition events. The Corporation is also working actively with global regulators, industry working groups and trade associations. For more information on the expected replacement of LIBOR and other benchmark rates, see Item 1A. Risk Factors – Other on page 21.
Changes to Overdraft Services
In January 2022, the Corporation announced changes to its overdraft services for consumer and small business clients, which include eliminating non-sufficient funds (NSF) fees beginning in February 2022 and reducing overdraft fees from $35 to $10 beginning in May 2022. Fees from overdraft services were approximately $1 billion in 2021 and recorded in Consumer Banking as service charges in the Consolidated Statement of Income. Due to the policy changes, in 2022 the Corporation expects a significant reduction in NSF and overdraft fees.

Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data

(Dollars in millions, except per share information)	2021	2020
Income statement
Net interest income	$42,934	$43,360
Noninterest income	46,179	42,168
Total revenue, net of interest expense	89,113	85,528
Provision for credit losses	(4,594)	11,320
Noninterest expense	59,731	55,213
Income before income taxes	33,976	18,995
Income tax expense	1,998	1,101
Net income	31,978	17,894
Preferred stock dividends	1,421	1,421
Net income applicable to common shareholders	$30,557	$16,473

Per common share information
Earnings	$3.60	$1.88
Diluted earnings	3.57	1.87
Dividends paid	0.78	0.72
Performance ratios
Return on average assets (1)	1.05%	0.67%
Return on average common shareholders’ equity (1)	12.23	6.76
Return on average tangible common shareholders’ equity (2)	17.02	9.48
Efficiency ratio (1)	67.03	64.55
Balance sheet at year end
Total loans and leases	$979,124	$927,861
Total assets	3,169,495	2,819,627
Total deposits	2,064,446	1,795,480
Total liabilities	2,899,429	2,546,703
Total common shareholders’ equity	245,358	248,414
Total shareholders’ equity	270,066	272,924
(1)For definitions, see Key Metrics on page 169.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most closely related financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 85.
Net income was $32.0 billion or $3.57 per diluted share in 2021 compared to $17.9 billion or $1.87 per diluted share in 2020. The increase in net income was due to improvement in the provision for credit losses and higher revenue, partially offset by higher noninterest expense.
For discussion and analysis of our consolidated and business segment results of operations for 2020 compared to 2019, see the Financial Highlights and Business Segment Operations sections in the MD&A of the Corporation's 2020 Annual Report on Form 10-K.
Net Interest Income
Net interest income decreased $426 million to $42.9 billion in 2021 compared to 2020. Net interest yield on a fully taxable-equivalent (FTE) basis decreased 24 basis points (bps) to 1.66 percent for 2021. The decrease in net interest income was primarily driven by lower interest rates and average loan balances, partially offset by higher average balances of debt securities. For more information on net interest yield and the FTE basis, see Supplemental Financial Data on page 31, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 79.

Bank of America 28

Noninterest Income

Table 2	Noninterest Income

(Dollars in millions)		2021	2020
Fees and commissions:
Card income		$6,218	$5,656
Service charges		7,504	7,141
Investment and brokerage services		16,690	14,574
Investment banking fees		8,887	7,180
Total fees and commissions		39,299	34,551
Market making and similar activities		8,691	8,355
Other income		(1,811)	(738)
Total noninterest income		$46,179	$42,168
Noninterest income increased $4.0 billion to $46.2 billion in 2021 compared to 2020. The following highlights the significant changes.
●    Card income increased $562 million primarily driven by increased client activity and merchant services revenue.
●    Service charges increased $363 million primarily due to higher treasury and credit service charges and increased client activity.
●    Investment and brokerage services increased $2.1 billion primarily driven by higher market valuations and assets under management (AUM) flows, partially offset by declines in AUM pricing.
●    Investment banking fees increased $1.7 billion primarily due to higher advisory fees as well as higher debt and equity issuance fees.
●    Market making and similar activities increased $336 million primarily driven by strong sales and trading performance in Equities, partially offset by a weaker performance in Fixed Income, Currencies and Commodities (FICC), which benefited from a more favorable market environment in 2020.
●    Other income decreased $1.1 billion primarily due to a $704 million gain on sales of certain mortgage loans in the prior year, as well as higher partnership losses on tax credit investments.
Provision for Credit Losses
The provision for credit losses improved $15.9 billion to a benefit of $4.6 billion in 2021 compared to 2020. The benefit was primarily due to improvements in the macroeconomic outlook and credit quality. For more information on the provision for credit losses, see Allowance for Credit Losses on page 73.
Noninterest Expense

Table 3	Noninterest Expense

(Dollars in millions)		2021	2020
Compensation and benefits		$36,140	$32,725
Occupancy and equipment		7,138	7,141
Information processing and communications		5,769	5,222
Product delivery and transaction related		3,881	3,433
Marketing		1,939	1,701
Professional fees		1,775	1,694
Other general operating		3,089	3,297
Total noninterest expense		$59,731	$55,213
Noninterest expense increased $4.5 billion to $59.7 billion in 2021 compared to 2020. The increase was primarily due to higher compensation and benefits expense, higher costs associated with processing transactional card claims related to state unemployment benefits, a contribution to the Bank of America Foundation and an impairment charge for real estate rationalization.
Income Tax Expense

Table 4	Income Tax Expense

(Dollars in millions)		2021	2020
Income before income taxes		$33,976	$18,995
Income tax expense		1,998	1,101
Effective tax rate		5.9%	5.8%
Income tax expense was $2.0 billion for 2021 compared to $1.1 billion in 2020, resulting in an effective tax rate of 5.9 percent compared to 5.8 percent.
The effective tax rates for 2021 and 2020 were driven by the impact of our recurring tax preference benefits and positive income tax adjustments from the impact of U.K. tax law changes discussed below. Our recurring tax preference benefits primarily consist of tax credits from environmental, social and governance (ESG) investments in affordable housing and renewable energy, aligning with our responsible growth strategy to address global sustainability challenges. Absent these tax credits, the impact of the U.K. tax law changes and other discrete items, the effective tax rates would have been approximately 25 percent and 26 percent for 2021 and 2020.
In June 2021, the U.K. enacted the 2021 Finance Act, which included an increase in the U.K. corporation income tax rate to 25 percent from 19 percent. This change is effective April 1, 2023 and unfavorably affects income tax expense on future U.K. earnings. In addition, in July 2020, the U.K. enacted a repeal of the final two percent of scheduled decreases in the U.K. corporation income tax rate. As a result, in 2021 and 2020, the Corporation recorded write-ups of U.K. net deferred tax assets of approximately $2.0 billion and $700 million, with corresponding positive income tax adjustments. These write-ups were reversals of previously recorded write-downs of net deferred tax assets for prior changes in the U.K. corporation income tax rate.

29 Bank of America

Balance Sheet Overview

Table 5	Selected Balance Sheet Data

		December 31
(Dollars in millions)		2021	2020	$ Change	% Change
Assets
Cash and cash equivalents		$348,221	$380,463	$(32,242)	(8)%
Federal funds sold and securities borrowed or purchased under agreements to resell		250,720	304,058	(53,338)	(18)
Trading account assets		247,080	198,854	48,226	24
Debt securities		982,627	684,850	297,777	43
Loans and leases		979,124	927,861	51,263	6
Allowance for loan and lease losses		(12,387)	(18,802)	6,415	(34)
All other assets		374,110	342,343	31,767	9
Total assets		$3,169,495	$2,819,627	$349,868	12
Liabilities
Deposits		$2,064,446	$1,795,480	$268,966	15
Federal funds purchased and securities loaned or sold under agreements to repurchase		192,329	170,323	22,006	13
Trading account liabilities		100,690	71,320	29,370	41
Short-term borrowings		23,753	19,321	4,432	23
Long-term debt		280,117	262,934	17,183	7
All other liabilities		238,094	227,325	10,769	5
Total liabilities		2,899,429	2,546,703	352,726	14
Shareholders’ equity		270,066	272,924	(2,858)	(1)
Total liabilities and shareholders’ equity		$3,169,495	$2,819,627	$349,868	12
Assets
At December 31, 2021, total assets were approximately $3.2 trillion, up $349.9 billion from December 31, 2020. The increase in assets was primarily due to higher debt securities that were primarily funded by deposit growth, an increase in loans and leases and higher trading account assets, partially offset by lower federal funds sold and securities borrowed or purchased under agreements to resell and cash and cash equivalents.
Cash and Cash Equivalents
Cash and cash equivalents decreased $32.2 billion primarily driven by higher investments in debt securities.
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Federal funds transactions involve lending reserve balances on a short-term basis. Securities borrowed or purchased under agreements to resell are collateralized lending transactions utilized to accommodate customer transactions, earn interest rate spreads and obtain securities for settlement and for collateral. Federal funds sold and securities borrowed or purchased under agreements to resell decreased $53.3 billion primarily due to the investment of excess cash into debt securities.
Trading Account Assets
Trading account assets consist primarily of long positions in equity and fixed-income securities including U.S. government and agency securities, corporate securities and non-U.S. sovereign debt. Trading account assets increased $48.2 billion primarily due to an increase in inventory within Global Markets.
Debt Securities
Debt securities primarily include U.S. Treasury and agency securities, mortgage-backed securities (MBS), principally agency MBS, non-U.S. bonds, corporate bonds and municipal debt. We use the debt securities portfolio primarily to manage interest rate and liquidity risk and to leverage market conditions that create economically attractive returns on these investments. Debt securities increased $297.8 billion primarily driven by the deployment of deposit inflows. For more information on debt securities, see Note 4 – Securities to the Consolidated Financial Statements.
Loans and Leases
Loans and leases increased $51.3 billion primarily driven by growth in commercial loans and higher securities-based lending within consumer loans. For more information on the loan portfolio, see Credit Risk Management on page 59.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses decreased $6.4 billion primarily due to improvements in the macroeconomic outlook and credit quality. For more information, see Allowance for Credit Losses on page 73.
All Other Assets
All other assets increased $31.8 billion primarily driven by higher margin loans and loans held-for-sale (LHFS).
Liabilities
At December 31, 2021, total liabilities were approximately $2.9 trillion, up $352.7 billion from December 31, 2020, primarily due to deposit growth.
Deposits
Deposits increased $269.0 billion primarily due to an increase in retail and wholesale deposits.
Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase
Federal funds transactions involve borrowing reserve balances on a short-term basis. Securities loaned or sold under agreements to repurchase are collateralized borrowing transactions utilized to accommodate customer transactions, earn interest rate spreads and finance assets on the balance sheet. Federal funds purchased and securities loaned or sold under agreements to repurchase increased $22.0 billion primarily driven by client activity within Global Markets.
Trading Account Liabilities
Trading account liabilities consist primarily of short positions in equity and fixed-income securities including U.S. Treasury and agency securities, corporate securities and non-U.S. sovereign

Bank of America 30

debt. Trading account liabilities increased $29.4 billion primarily due to higher levels of short positions within Global Markets.
Short-term Borrowings
Short-term borrowings provide an additional funding source and primarily consist of Federal Home Loan Bank (FHLB) short-term borrowings, notes payable and various other borrowings that generally have maturities of one year or less. Short-term borrowings increased $4.4 billion primarily due to an increase in short-term commercial paper issuances to manage liquidity needs. For more information on short-term borrowings, see Note 10 – Securities Financing Agreements, Short-term Borrowings and Restricted Cash to the Consolidated Financial Statements.
Long-term Debt
Long-term debt increased $17.2 billion primarily due to debt issuances, partially offset by maturities, redemptions and valuation adjustments. For more information on long-term debt, see Note 11 – Long-term Debt to the Consolidated Financial Statements.
Shareholders’ Equity
Shareholders’ equity decreased $2.9 billion primarily due to returns of capital to shareholders through common stock repurchases and common and preferred stock dividends, market value decreases on derivatives and debt securities and the redemption of preferred stock, partially offset by net income.
Cash Flows Overview
The Corporation’s operating assets and liabilities support our global markets and lending activities. We believe that cash flows from operations, available cash balances and our ability to generate cash through short- and long-term debt are sufficient to fund our operating liquidity needs. Our investing activities primarily include the debt securities portfolio and loans and leases. Our financing activities reflect cash flows primarily related to customer deposits, securities financing agreements, long-term debt and common and preferred stock. For more information on liquidity, see Liquidity Risk on page 54.
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
For more information on the reconciliation of these non-GAAP financial measures to the corresponding GAAP financial measures, see Non-GAAP Reconciliations on page 85.
Key Performance Indicators
We present certain key financial and nonfinancial performance indicators (key performance indicators) that management uses when assessing our consolidated and/or segment results. We believe they are useful to investors because they provide additional information about our underlying operational performance and trends. These key performance indicators (KPIs) may not be defined or calculated in the same way as similar KPIs used by other companies. For information on how these metrics are defined, see Key Metrics on page 169.
Our consolidated key performance indicators, which include various equity and credit metrics, are presented in Table 1 on page 28, Table 6 on page 32 and Table 7 on page 33.
For information on key segment performance metrics, see Business Segment Operations on page 36.

31 Bank of America

Table 6	Selected Annual Financial Data

(In millions, except per share information)		2021	2020	2019
Income statement
Net interest income		$42,934	$43,360	$48,891
Noninterest income		46,179	42,168	42,353
Total revenue, net of interest expense		89,113	85,528	91,244
Provision for credit losses		(4,594)	11,320	3,590
Noninterest expense		59,731	55,213	54,900
Income before income taxes		33,976	18,995	32,754
Income tax expense		1,998	1,101	5,324
Net income		31,978	17,894	27,430
Net income applicable to common shareholders		30,557	16,473	25,998
Average common shares issued and outstanding		8,493.3	8,753.2	9,390.5
Average diluted common shares issued and outstanding		8,558.4	8,796.9	9,442.9
Performance ratios
Return on average assets (1)		1.05%	0.67%	1.14%
Return on average common shareholders’ equity (1)		12.23	6.76	10.62
Return on average tangible common shareholders’ equity (1, 2)		17.02	9.48	14.86
Return on average shareholders’ equity (1)		11.68	6.69	10.24
Return on average tangible shareholders’ equity (1, 2)		15.71	9.07	13.85
Total ending equity to total ending assets		8.52	9.68	10.88
Total average equity to total average assets		9.02	9.96	11.14
Dividend payout (1)		21.51	38.18	23.65
Per common share data
Earnings		$3.60	$1.88	$2.77
Diluted earnings		3.57	1.87	2.75
Dividends paid		0.78	0.72	0.66
Book value (1)		30.37	28.72	27.32
Tangible book value (2)		21.68	20.60	19.41
Market capitalization		$359,383	$262,206	$311,209
Average balance sheet
Total loans and leases		$920,401	$982,467	$958,416
Total assets		3,034,623	2,683,122	2,405,830
Total deposits		1,914,286	1,632,998	1,380,326
Long-term debt		237,703	220,440	201,623
Common shareholders’ equity		249,787	243,685	244,853
Total shareholders’ equity		273,757	267,309	267,889
Asset quality
Allowance for credit losses (3)		$13,843	$20,680	$10,229
Nonperforming loans, leases and foreclosed properties (4)		4,697	5,116	3,837
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (4)		1.28%	2.04%	0.97%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (4)		271	380	265
Net charge-offs		$2,243	$4,121	$3,648
Net charge-offs as a percentage of average loans and leases outstanding (4)		0.25%	0.42%	0.38%
Capital ratios at year end (5)
Common equity tier 1 capital		10.6%	11.9%	11.2%
Tier 1 capital		12.1	13.5	12.6
Total capital		14.1	16.1	14.7
Tier 1 leverage		6.4	7.4	7.9
Supplementary leverage ratio		5.5	7.2	6.4
Tangible equity (2)		6.4	7.4	8.2
Tangible common equity (2)		5.7	6.5	7.3
(1)For definition, see Key Metrics on page 169.
(2)Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 31 and Non-GAAP Reconciliations on page 85.
(3)Includes the allowance for loan and leases losses and the reserve for unfunded lending commitments.
(4)Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 64 and corresponding Table 27 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 68 and corresponding Table 34.
(5)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 49.

Bank of America 32

Table 7	Selected Quarterly Financial Data

	2021 Quarters				2020 Quarters
(In millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement
Net interest income	$11,410	$11,094	$10,233	$10,197	$10,253	$10,129	$10,848	$12,130
Noninterest income	10,650	11,672	11,233	12,624	9,846	10,207	11,478	10,637
Total revenue, net of interest expense	22,060	22,766	21,466	22,821	20,099	20,336	22,326	22,767
Provision for credit losses	(489)	(624)	(1,621)	(1,860)	53	1,389	5,117	4,761
Noninterest expense	14,731	14,440	15,045	15,515	13,927	14,401	13,410	13,475
Income before income taxes	7,818	8,950	8,042	9,166	6,119	4,546	3,799	4,531
Income tax expense	805	1,259	(1,182)	1,116	649	(335)	266	521
Net income	7,013	7,691	9,224	8,050	5,470	4,881	3,533	4,010
Net income applicable to common shareholders	6,773	7,260	8,964	7,560	5,208	4,440	3,284	3,541
Average common shares issued and outstanding	8,226.5	8,430.7	8,620.8	8,700.1	8,724.9	8,732.9	8,739.9	8,815.6
Average diluted common shares issued and outstanding	8,304.7	8,492.8	8,735.5	8,755.6	8,785.0	8,777.5	8,768.1	8,862.7
Performance ratios
Return on average assets (1)	0.88%	0.99%	1.23%	1.13%	0.78%	0.71%	0.53%	0.65%
Four-quarter trailing return on average assets (2)	1.05	1.04	0.97	0.79	0.67	0.75	0.81	0.99
Return on average common shareholders’ equity (1)	10.90	11.43	14.33	12.28	8.39	7.24	5.44	5.91
Return on average tangible common shareholders’ equity (3)	15.25	15.85	19.90	17.08	11.73	10.16	7.63	8.32
Return on average shareholders’ equity (1)	10.27	11.08	13.47	11.91	8.03	7.26	5.34	6.10
Return on average tangible shareholders’ equity (3)	13.87	14.87	18.11	16.01	10.84	9.84	7.23	8.29
Total ending equity to total ending assets	8.52	8.83	9.15	9.23	9.68	9.82	9.69	10.11
Total average equity to total average assets	8.56	8.95	9.11	9.52	9.71	9.76	9.85	10.60
Dividend payout (1)	25.33	24.10	17.25	20.68	30.11	35.36	47.87	44.57
Per common share data
Earnings	$0.82	$0.86	$1.04	$0.87	$0.60	$0.51	$0.38	$0.40
Diluted earnings	0.82	0.85	1.03	0.86	0.59	0.51	0.37	0.40
Dividends paid	0.21	0.21	0.18	0.18	0.18	0.18	0.18	0.18
Book value (1)	30.37	30.22	29.89	29.07	28.72	28.33	27.96	27.84
Tangible book value (3)	21.68	21.69	21.61	20.90	20.60	20.23	19.90	19.79
Market capitalization	$359,383	$349,841	$349,925	$332,337	$262,206	$208,656	$205,772	$184,181
Average balance sheet
Total loans and leases	$945,062	$920,509	$907,900	$907.723	$934,798	$974,018	$1,031,387	$990,283
Total assets	3,164,118	3,076,452	3,015,113	2,879.221	2,791,874	2,739,684	2,704,186	2,494,928
Total deposits	2,017,223	1,942,705	1,888,834	1,805.747	1,737,139	1,695,488	1,658,197	1,439,336
Long-term debt	248,525	248,988	232,034	220.836	225,423	224,254	221,167	210,816
Common shareholders’ equity	246,519	252,043	250,948	249,648	246,840	243,896	242,889	241,078
Total shareholders’ equity	270,883	275,484	274,632	274,047	271,020	267,323	266,316	264,534
Asset quality
Allowance for credit losses (4)	$13,843	$14,693	$15,782	$17,997	$20,680	$21,506	$21,091	$17,126
Nonperforming loans, leases and foreclosed properties (5)	4,697	4,831	5,031	5,299	5,116	4,730	4,611	4,331
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.28%	1.43%	1.55%	1.80%	2.04%	2.07%	1.96%	1.51%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	271	279	287	313	380	431	441	389
Net charge-offs	$362	$463	$595	$823	$881	$972	$1,146	$1,122
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.15%	0.20%	0.27%	0.37%	0.38%	0.40%	0.45%	0.46%
Capital ratios at period end (6)
Common equity tier 1 capital	10.6%	11.1%	11.5%	11.8%	11.9%	11.9%	11.4%	10.8%
Tier 1 capital	12.1	12.6	13.0	13.3	13.5	13.5	12.9	12.3
Total capital	14.1	14.7	15.1	15.6	16.1	16.1	14.8	14.6
Tier 1 leverage	6.4	6.6	6.9	7.2	7.4	7.4	7.4	7.9
Supplementary leverage ratio	5.5	5.6	5.9	7.0	7.2	6.9	7.1	6.4
Tangible equity (3)	6.4	6.7	7.0	7.0	7.4	7.4	7.3	7.7
Tangible common equity (3)	5.7	5.9	6.2	6.2	6.5	6.6	6.5	6.7
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets	26.9%	27.7%	27.7%	26.8%	27.4%	26.9%	26.0%	24.6%
Total loss-absorbing capacity to supplementary leverage exposure	12.1	12.4	12.5	14.1	14.5	13.7	14.2	12.8
Eligible long-term debt to risk-weighted assets	14.1	14.4	14.1	13.0	13.3	12.9	12.4	11.6
Eligible long-term debt to supplementary leverage exposure	6.3	6.4	6.3	6.8	7.1	6.6	6.7	6.1
(1)For definitions, see Key Metrics on page 169.
(2)Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.
(3)Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 31 and Non-GAAP Reconciliations on page 85.
(4)Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.
(5)Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 64 and corresponding Table 27 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 68 and corresponding Table 34.
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 49.

33 Bank of America

Table 8	Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	2021			2020			2019
Earning assets
Interest-bearing deposits with the Federal Reserve, non- U.S. central banks and other banks	$255,595	$172	0.07%	$253,227	$359	0.14%	$125,555	$1,823	1.45%
Time deposits placed and other short-term investments	7,603	15	0.19	8,840	29	0.33	9,427	207	2.19
Federal funds sold and securities borrowed or purchased under agreements to resell (2)	267,257	(90)	(0.03)	309,945	903	0.29	279,610	4,843	1.73
Trading account assets	147,891	3,823	2.58	148,076	4,185	2.83	148,076	5,269	3.56
Debt securities	905,169	12,433	1.38	532,266	9,868	1.87	450,090	11,917	2.65
Loans and leases (3)
Residential mortgage	216,983	5,995	2.76	236,719	7,338	3.10	220,552	7,651	3.47
Home equity	31,014	1,066	3.44	38,251	1,290	3.37	44,600	2,194	4.92
Credit card	75,385	7,772	10.31	85,017	8,759	10.30	94,488	10,166	10.76
Direct/Indirect and other consumer	96,472	2,276	2.36	89,974	2,545	2.83	90,656	3,261	3.60
Total consumer	419,854	17,109	4.08	449,961	19,932	4.43	450,296	23,272	5.17
U.S. commercial	324,795	8,606	2.65	344,095	9,712	2.82	321,467	13,161	4.09
Non-U.S. commercial	99,584	1,752	1.76	106,487	2,208	2.07	103,918	3,402	3.27
Commercial real estate (4)	60,303	1,496	2.48	63,428	1,790	2.82	62,044	2,741	4.42
Commercial lease financing	15,865	462	2.91	18,496	559	3.02	20,691	718	3.47
Total commercial	500,547	12,316	2.46	532,506	14,269	2.68	508,120	20,022	3.94
Total loans and leases	920,401	29,425	3.20	982,467	34,201	3.48	958,416	43,294	4.52
Other earning assets	112,512	2,321	2.06	83,078	2,539	3.06	69,089	4,478	6.48
Total earning assets	2,616,428	48,099	1.84	2,317,899	52,084	2.25	2,040,263	71,831	3.52
Cash and due from banks	31,214			31,885			26,193
Other assets, less allowance for loan and lease losses	386,981			333,338			339,374
Total assets	$3,034,623			$2,683,122			$2,405,830
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$925,970	$314	0.03%	$829,719	$977	0.12%	$741,126	$4,471	0.60%
Time and savings deposits	161,512	170	0.11	170,750	734	0.43	166,463	1,883	1.13
Total U.S. interest-bearing deposits	1,087,482	484	0.04	1,000,469	1,711	0.17	907,589	6,354	0.70
Non-U.S. interest-bearing deposits	82,769	53	0.06	77,046	232	0.30	71,468	834	1.17
Total interest-bearing deposits	1,170,251	537	0.05	1,077,515	1,943	0.18	979,057	7,188	0.73
Federal funds purchased and securities loaned or sold under agreements to repurchase (5)	210,848	461	0.22	188,511	1,229	0.65	198,533	4,404	2.22
Short-term borrowings and other interest bearing liabilities (2,5)	106,975	(819)	(0.77)	104,955	(242)	(0.23)	77,899	2,804	3.60
Trading account liabilities	54,107	1,128	2.08	41,386	974	2.35	45,449	1,249	2.75
Long-term debt	237,703	3,431	1.44	220,440	4,321	1.96	201,623	6,700	3.32
Total interest-bearing liabilities	1,779,884	4,738	0.27	1,632,807	8,225	0.50	1,502,561	22,345	1.49
Noninterest-bearing sources
Noninterest-bearing deposits	744,035			555,483			401,269
Other liabilities (6)	236,947			227,523			234,111
Shareholders’ equity	273,757			267,309			267,889
Total liabilities and shareholders’ equity	$3,034,623			$2,683,122			$2,405,830
Net interest spread			1.57%			1.75%			2.03%
Impact of noninterest-bearing sources			0.09			0.15			0.40
Net interest income/yield on earning assets (7)		$43,361	1.66%		$43,859	1.90%		$49,486	2.43%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 79.
(2)For more information on negative interest, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
(3)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(4)Includes U.S. commercial real estate loans of $56.5 billion, $59.8 billion and $57.3 billion, and non-U.S. commercial real estate loans of $3.8 billion, $3.6 billion and $4.7 billion for 2021, 2020 and 2019, respectively.
(5)Certain prior-period amounts have been reclassified to conform to current period presentation.
(6)Includes $30.4 billion, $34.3 billion and $35.5 billion of structured notes and liabilities for 2021, 2020 and 2019, respectively.
(7)Net interest income includes FTE adjustments of $427 million, $499 million and $595 million for 2021, 2020 and 2019, respectively.

Bank of America 34

Table 9	Analysis of Changes in Net Interest Income - FTE Basis

	Due to Change in (1)		Net Change	Due to Change in (1)		Net Change
	Volume	Rate		Volume	Rate
(Dollars in millions)	From 2020 to 2021			From 2019 to 2020
Increase (decrease) in interest income
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$(1)	$(186)	$(187)	$1,849	$(3,313)	$(1,464)
Time deposits placed and other short-term investments	(4)	(10)	(14)	(13)	(165)	(178)
Federal funds sold and securities borrowed or purchased under agreements to resell	(128)	(865)	(993)	519	(4,459)	(3,940)
Trading account assets	—	(362)	(362)	3	(1,087)	(1,084)
Debt securities	7,059	(4,494)	2,565	2,188	(4,237)	(2,049)
Loans and leases
Residential mortgage	(612)	(731)	(1,343)	563	(876)	(313)
Home equity	(245)	21	(224)	(312)	(592)	(904)
Credit card	(994)	7	(987)	(1,018)	(389)	(1,407)
Direct/Indirect and other consumer	185	(454)	(269)	(22)	(694)	(716)
Total consumer			(2,823)			(3,340)
U.S. commercial	(553)	(553)	(1,106)	912	(4,361)	(3,449)
Non-U.S. commercial	(147)	(309)	(456)	80	(1,274)	(1,194)
Commercial real estate	(89)	(205)	(294)	63	(1,014)	(951)
Commercial lease financing	(80)	(17)	(97)	(76)	(83)	(159)
Total commercial			(1,953)			(5,753)
Total loans and leases			(4,776)			(9,093)
Other earning assets	904	(1,122)	(218)	905	(2,844)	(1,939)
Net decrease in interest income			$(3,985)			$(19,747)
Increase (decrease) in interest expense
U.S. interest-bearing deposits
Demand and money market deposit accounts	$134	$(797)	$(663)	$507	$(4,001)	$(3,494)
Time and savings deposits	(39)	(525)	(564)	46	(1,195)	(1,149)
Total U.S. interest-bearing deposits			(1,227)			(4,643)
Non-U.S. interest-bearing deposits	16	(195)	(179)	67	(669)	(602)
Total interest-bearing deposits			(1,406)			(5,245)
Federal funds purchased and securities loaned or sold under agreements to repurchase (2)	142	(910)	(768)	(219)	(2,956)	(3,175)
Short-term borrowings and other interest bearing liabilities (2)	(4)	(573)	(577)	974	(4,020)	(3,046)
Trading account liabilities	298	(144)	154	(111)	(164)	(275)
Long-term debt	338	(1,228)	(890)	619	(2,998)	(2,379)
Net decrease in interest expense			(3,487)			(14,120)
Net decrease in net interest income (3)			$(498)			$(5,627)
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
(3)Includes changes in FTE basis adjustments of a $72 million decrease from 2020 to 2021 and a $96 million decrease from 2019 to 2020.

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
Consumer Investments
Small Business Client Management
Consumer Lending
Consumer and Small Business Credit Card
Debit Card
Consumer Real Estate Loans
Consumer Vehicle Lending
Merrill Wealth Management
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
For information on our presentation of financial information on an FTE basis, see Supplemental Financial Data on page 31, and for reconciliations to consolidated total revenue, net income and year-end total assets, see Note 23 – Business Segment Information to the Consolidated Financial Statements.
Effective October 1, 2021, a business activity previously included in Global Markets is being reported as a liquidating business in All Other, consistent with a realignment in performance reporting to senior management. The activity was not material to Global Markets’ results of operations and historical results have not been restated. For more information, see Note 23 – Business Segment Information to the Consolidated Financial Statements.
Key Performance Indicators
We present certain key financial and nonfinancial performance indicators that management uses when evaluating segment results. We believe they are useful to investors because they provide additional information about our segments’ operational performance, customer trends and business growth.

Bank of America 36

Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
(Dollars in millions)	2021	2020	2021	2020	2021	2020	% Change
Net interest income	$14,358	$13,739	$10,571	$10,959	$24,929	$24,698	1%
Noninterest income:
Card income	(28)	(20)	5,200	4,693	5,172	4,673	11
Service charges	3,535	3,416	3	1	3,538	3,417	4
All other income	223	310	143	164	366	474	(23)
Total noninterest income	3,730	3,706	5,346	4,858	9,076	8,564	6
Total revenue, net of interest expense	18,088	17,445	15,917	15,817	34,005	33,262	2

Provision for credit losses	240	379	(1,275)	5,386	(1,035)	5,765	(118)
Noninterest expense	11,650	11,508	7,640	7,374	19,290	18,882	2
Income before income taxes	6,198	5,558	9,552	3,057	15,750	8,615	83
Income tax expense	1,519	1,362	2,340	749	3,859	2,111	83
Net income	$4,679	$4,196	$7,212	$2,308	$11,891	$6,504	83

Effective tax rate (1)					24.5%	24.5%

Net interest yield	1.48%	1.69%	3.77%	3.53%	2.45	2.88
Return on average allocated capital	39	35	27	9	31	17
Efficiency ratio	64.41	65.97	48.00	46.62	56.73	56.77

Balance Sheet

Average
Total loans and leases	$4,431	$5,144	$279,630	$310,436	$284,061	$315,580	(10)%
Total earning assets (2)	973,018	813,779	280,080	310,862	1,016,751	858,724	18
Total assets (2)	1,009,387	849,924	285,532	314,599	1,058,572	898,606	18
Total deposits	976,093	816,968	6,934	6,698	983,027	823,666	19
Allocated capital	12,000	12,000	26,500	26,500	38,500	38,500	—

Year end
Total loans and leases	$4,206	$4,673	$282,305	$295,261	$286,511	$299,934	(4)%
Total earning assets (2)	1,048,009	899,951	282,850	295,627	1,090,331	945,343	15
Total assets (2)	1,082,449	939,629	289,220	299,185	1,131,142	988,580	14
Total deposits	1,049,085	906,092	5,910	6,560	1,054,995	912,652	16
(1)Estimated at the segment level only.
(2)In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.
Consumer Banking, comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. Deposits and Consumer Lending include the net impact of migrating customers and their related deposit, brokerage asset and loan balances between Deposits, Consumer Lending and GWIM, as well as other client-managed businesses. Our customers and clients have access to a coast-to-coast network including financial centers in 38 states and the District of Columbia. As of December 31, 2021, our network includes approximately 4,200 financial centers, approximately 16,000 ATMs, nationwide call centers and leading digital banking platforms with more than 41 million active users, including approximately 33 million active mobile users.
Consumer Banking Results
Net income for Consumer Banking increased $5.4 billion to $11.9 billion primarily due to improvement in the provision for credit losses and higher revenue, partially offset by higher noninterest expense. Net interest income increased $231 million to $24.9 billion primarily due to the benefit of higher deposit balances and the acceleration of net capitalized loan fees due to PPP loan forgiveness, partially offset by lower interest rates and loan balances. Noninterest income increased $512 million to $9.1 billion primarily driven by higher card income and service charges due to increased client activity, partially offset by the allocation of asset and liability management (ALM) results.
The provision for credit losses improved $6.8 billion to a benefit of $1.0 billion primarily driven by reserve releases due to improvements in the macroeconomic outlook and credit quality. Noninterest expense increased $408 million to $19.3 billion primarily driven by an impairment charge for real estate rationalization, the contribution to the Bank of America Foundation, cost of increased client activity and continued investments for business growth, including the merchant services platform, partially offset by lower COVID-19 related costs.
The return on average allocated capital was 31 percent, up from 17 percent, driven by higher net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 36.

37 Bank of America

Deposits
Deposits includes the results of consumer deposit activities that consist of a comprehensive range of products provided to consumers and small businesses. Our deposit products include noninterest- and interest-bearing checking accounts, money market savings accounts, traditional savings accounts, CDs and IRAs, as well as investment accounts and products. Net interest income is allocated to the deposit products using our funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Deposits generates fees such as account service fees, non-sufficient funds fees, overdraft charges and ATM fees, as well as investment and brokerage fees from Consumer Investment accounts. Consumer Investments serves investment client relationships through the Merrill Edge integrated investing and banking service platform, providing investment advice and guidance, client brokerage asset services, self-directed online investing and key banking capabilities including access to the Corporation’s network of financial centers and ATMs.
Net income for Deposits increased $483 million to $4.7 billion due to higher revenue and lower provision for credit losses, partially offset by higher noninterest expense. Net interest income increased $619 million to $14.4 billion primarily due to the benefit of higher deposit balances. Noninterest income increased $24 million to $3.7 billion primarily driven by higher service charges and investment and brokerage fees, largely offset by the allocation of ALM results.
The provision for credit losses decreased $139 million to $240 million due to an improved macroeconomic outlook. Noninterest expense increased $142 million to $11.7 billion primarily driven by an impairment charge for real estate rationalization, and the cost of increased client activity and continued investments for business growth, partially offset by lower COVID-19 related costs.
Average deposits increased $159.1 billion to $976.1 billion primarily due to net inflows of $90.4 billion in checking and time deposits and $68.0 billion in traditional savings and money market savings driven by strong organic growth and government stimulus measures.

The table below provides key performance indicators for Deposits. Management uses these metrics, and we believe they are useful to investors because they provide additional information to evaluate our deposit profitability and digital/mobile trends.

Key Statistics – Deposits

	2021	2020
Total deposit spreads (excludes noninterest costs) (1)	1.69%	1.94%

Year End
Consumer investment assets (in millions) (2)	$368,831	$306,104
Active digital banking users (in thousands) (3)	41,365	39,315
Active mobile banking users (in thousands) (4)	32,980	30,783
Financial centers	4,173	4,312
ATMs	16,209	16,904
(1)Includes deposits held in Consumer Lending.
(2)Includes client brokerage assets, deposit sweep balances and AUM in Consumer Banking.
(3)Represents mobile and/or online active users over the past 90 days.
(4)Represents mobile active users over the past 90 days.
Consumer investment assets increased $62.7 billion to $368.8 billion driven by market performance and client flows. Active mobile banking users increased approximately two million, reflecting continuing changes in our customers’ banking preferences. We had a net decrease of 139 financial centers as we continue to optimize our consumer banking network.
Consumer Lending
Consumer Lending offers products to consumers and small businesses across the U.S. The products offered include debit and credit cards, residential mortgages and home equity loans, and direct and indirect loans such as automotive, recreational vehicle and consumer personal loans. In addition to earning net interest spread revenue on its lending activities, Consumer Lending generates interchange revenue from debit and credit card transactions, late fees, cash advance fees, annual credit card fees, mortgage banking fee income and other miscellaneous fees. Consumer Lending products are available to our customers through our retail network, direct telephone, and online and mobile channels. Consumer Lending results also include the impact of servicing residential mortgages and home equity loans, including loans held on the balance sheet of Consumer Lending and loans serviced for others.

Bank of America 38

Net income for Consumer Lending was $7.2 billion, an increase of $4.9 billion, primarily due to improvement in the provision for credit losses. Net interest income declined $388 million to $10.6 billion primarily due to lower interest rates and loan balances. Noninterest income increased $488 million to $5.3 billion primarily driven by higher card income due to increased client activity.
The provision for credit losses improved $6.7 billion to a benefit of $1.3 billion primarily driven by reserve releases due to improvements in the macroeconomic outlook and credit quality. Noninterest expense increased $266 million to $7.6 billion primarily driven by continued investments for business growth, partially offset by lower COVID-19 related costs.
Average loans decreased $30.8 billion to $279.6 billion primarily driven by a decline in residential mortgage and credit card loans.
The table below provides key performance indicators for Consumer Lending. Management uses these metrics, and we believe they are useful to investors because they provide additional information about loan growth and profitability.

Key Statistics – Consumer Lending

(Dollars in millions)	2021	2020
Total credit card (1)
Gross interest yield (2)	10.17%	10.27%
Risk-adjusted margin (3)	10.17	9.16
New accounts (in thousands)	3,594	2,505
Purchase volumes	$311,571	$251,599
Debit card purchase volumes	$473,770	$384,503
(1)Includes GWIM's credit card portfolio.
(2)Calculated as the effective annual percentage rate divided by average loans.
(3)Calculated as the difference between total revenue, net of interest expense, and net credit losses divided by average loans.

During 2021, the total risk-adjusted margin increased 101 bps primarily driven by lower net credit losses, higher fee income and higher net interest margin. Total credit card purchase volumes increased $60.0 billion to $311.6 billion as spending continued to recover, with improvements across all categories. Debit card purchase volumes increased $89.3 billion to $473.8 billion due to continued retail growth from the pandemic recovery, as well as the impact of government stimulus measures, and tax refunds.

Key Statistics – Loan Production (1)

(Dollars in millions)	2021	2020
Consumer Banking:
First mortgage	$45,976	$43,197
Home equity	3,996	6,930
Total (2):
First mortgage	$79,692	$69,086
Home equity	4,895	8,160
(1)The loan production amounts represent the unpaid principal balance of loans and, in the case of home equity, the principal amount of the total line of credit.
(2)In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations for Consumer Banking and the total Corporation increased $2.8 billion and $10.6 billion during 2021 primarily driven by higher demand.
Home equity production in Consumer Banking and the total Corporation decreased $2.9 billion and $3.3 billion during 2021 primarily driven by lower demand due to increased borrower liquidity.

39 Bank of America

Global Wealth & Investment Management

(Dollars in millions)	2021	2020	% Change
Net interest income	$5,664	$5,468	4%
Noninterest income:
Investment and brokerage services	14,312	12,270	17
All other income	772	846	(9)
Total noninterest income	15,084	13,116	15
Total revenue, net of interest expense	20,748	18,584	12

Provision for credit losses	(241)	357	n/m
Noninterest expense	15,258	14,160	8
Income before income taxes	5,731	4,067	41
Income tax expense	1,404	996	41
Net income	$4,327	$3,071	41

Effective tax rate	24.5%	24.5%

Net interest yield	1.51	1.73
Return on average allocated capital	26	21
Efficiency ratio	73.54	76.19

Balance Sheet

Average
Total loans and leases	$196,899	$183,402	7%
Total earning assets	374,273	316,008	18
Total assets	386,918	328,384	18
Total deposits	340,124	287,123	18
Allocated capital	16,500	15,000	10

Year end
Total loans and leases	$208,971	$188,562	11%
Total earning assets	425,112	356,873	19
Total assets	438,275	369,736	19
Total deposits	390,143	322,157	21
n/m = not meaningful
GWIM consists of two primary businesses: Merrill Wealth Management (MWM) and Bank of America Private Bank.
MWM's advisory business provides a high-touch client experience through a network of financial advisors focused on clients with over $250,000 in total investable assets. MWM provides tailored solutions to meet clients' needs through a full set of investment management, brokerage, banking and retirement products.
Bank of America Private Bank, together with MWM's Private Wealth Management business, provides comprehensive wealth management solutions targeted to high net worth and ultra high net worth clients, as well as customized solutions to meet clients' wealth structuring, investment management, trust and banking needs, including specialty asset management services.
Net income for GWIM increased $1.3 billion to $4.3 billion driven by higher revenue and improvement in the provision for credit losses, partially offset by higher noninterest expense. The operating margin was 28 percent compared to 22 percent a year ago.
Net interest income increased $196 million to $5.7 billion due to the benefits of loan and deposit growth, partially offset by lower interest rates.
Noninterest income, which primarily includes investment and brokerage services income, increased $2.0 billion to $15.1 billion primarily due to higher market valuations and positive AUM flows, partially offset by declines in AUM pricing.
The provision for credit losses improved $598 million to a benefit of $241 million primarily due to improvements in the macroeconomic outlook and credit quality. Noninterest expense increased $1.1 billion to $15.3 billion primarily driven by higher revenue-related incentives.
The return on average allocated capital was 26 percent, up from 21 percent, due to higher net income, partially offset by an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 36.
Average loans increased $13.5 billion to $196.9 billion primarily driven by securities-based lending, custom lending and residential mortgage. Average deposits increased $53.0 billion to $340.1 billion primarily driven by inflows from new accounts and client responses to market volatility.
MWM revenue of $17.4 billion increased 14 percent primarily driven by the benefits of higher market valuations, positive AUM flows and loan and deposit growth.
Bank of America Private Bank revenue of $3.3 billion remained relatively flat with the benefits of higher market valuations, AUM flows, and loan and deposit growth mostly offset by the realignment of certain business results to MWM.

Bank of America 40

Key Indicators and Metrics

(Dollars in millions)	2021	2020
Revenue by Business
Merrill Wealth Management	$17,448	$15,292
Bank of America Private Bank	3,300	3,292
Total revenue, net of interest expense	$20,748	$18,584

Client Balances by Business, at period end
Merrill Wealth Management	$3,214,881	$2,808,340
Bank of America Private Bank	625,453	541,464
Total client balances	$3,840,334	$3,349,804

Client Balances by Type, at period end
Assets under management	$1,638,782	$1,408,465
Brokerage and other assets	1,655,021	1,479,614
Deposits	390,143	322,157
Loans and leases (1)	212,251	191,124
Less: Managed deposits in assets under management	(55,863)	(51,556)
Total client balances	$3,840,334	$3,349,804

Assets Under Management Rollforward
Assets under management, beginning of period	$1,408,465	$1,275,555
Net client flows	66,250	19,596
Market valuation/other	164,067	113,314
Total assets under management, end of period	$1,638,782	$1,408,465

Total wealth advisors, at period end (2)	18,846	20,103
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
Client balances increased $490.5 billion, or 15 percent, to $3.8 trillion at December 31, 2021 compared to December 31, 2020. The increase in client balances was primarily due to higher market valuations and positive client flows.

41 Bank of America

Global Banking

(Dollars in millions)	2021	2020	% Change
Net interest income	$8,511	$9,013	(6)%
Noninterest income:
Service charges	3,523	3,238	9
Investment banking fees	5,107	4,010	27
All other income	3,734	2,726	37
Total noninterest income	12,364	9,974	24
Total revenue, net of interest expense	20,875	18,987	10

Provision for credit losses	(3,201)	4,897	n/m
Noninterest expense	10,632	9,342	14
Income before income taxes	13,444	4,748	n/m
Income tax expense	3,630	1,282	n/m
Net income	$9,814	$3,466	n/m

Effective tax rate	27.0%	27.0%

Net interest yield	1.55	1.86
Return on average allocated capital	23	8
Efficiency ratio	50.93	49.20

Balance Sheet

Average
Total loans and leases	$329,655	$382,264	(14)%
Total earning assets	549,749	485,688	13
Total assets	611,304	542,302	13
Total deposits	522,790	456,562	15
Allocated capital	42,500	42,500	—

Year end
Total loans and leases	$352,933	$339,649	4%
Total earning assets	574,583	522,650	10
Total assets	638,131	580,561	10
Total deposits	551,752	493,748	12
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
Net income for Global Banking increased $6.3 billion to $9.8 billion driven by improvement in the provision for credit losses and higher revenue, partially offset by higher noninterest expense.
Net interest income decreased $502 million to $8.5 billion
primarily due to the impact of lower average loan balances and deposit spreads, partially offset by the benefits of higher deposit balances and credit spreads.
Noninterest income increased $2.4 billion to $12.4 billion driven by higher investment banking fees, higher valuation-driven adjustments on the fair value loan portfolio, debt securities and leveraged loans, higher income from ESG investment activities, as well as higher treasury and credit service charges.
The provision for credit losses improved $8.1 billion to a benefit of $3.2 billion primarily driven by reserve releases due to improvements in the macroeconomic outlook and credit quality.
Noninterest expense increased $1.3 billion to $10.6 billion, primarily due to higher revenue-related incentives and higher operating costs.
The return on average allocated capital was 23 percent, up from eight percent, due to higher net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 36.
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

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Revenue
Business Lending	$3,725	$3,552	$3,676	$3,743	$225	$261	$7,626	$7,556
Global Transaction Services	3,127	2,986	3,209	3,169	889	893	7,225	7,048
Total revenue, net of interest expense	$6,852	$6,538	$6,885	$6,912	$1,114	$1,154	$14,851	$14,604

Balance Sheet

Average
Total loans and leases	$150,159	$179,393	$161,012	$182,212	$12,763	$14,410	$323,934	$376,015
Total deposits	251,303	216,371	213,708	191,813	56,321	48,214	521,332	456,398

Year end
Total loans and leases	$163,027	$153,126	$175,228	$164,641	$12,822	$13,242	$351,077	$331,009
Total deposits	259,160	233,484	232,670	207,597	57,848	52,150	549,678	493,231
Business Lending revenue increased $70 million in 2021 compared to 2020 primarily due to higher credit spreads and income from ESG investment activities, partially offset by the impact of lower average loan balances.
Global Transaction Services revenue increased $177 million in 2021 compared to 2020 driven by the benefit of higher deposit balances and treasury service charges, partially offset by lower deposit spreads.
Average loans and leases decreased 14 percent in 2021 compared to 2020 driven by client paydowns and lower demand. Average deposits increased 14 percent primarily driven by elevated balances from prior-year inflows on client responses to market volatility and government stimulus measures.
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

Investment Banking Fees

	Global Banking		Total Corporation
(Dollars in millions)	2021	2020	2021	2020
Products
Advisory	$2,139	$1,458	$2,311	$1,621
Debt issuance	1,736	1,555	4,015	3,443
Equity issuance	1,232	997	2,784	2,328
Gross investment banking fees	5,107	4,010	9,110	7,392
Self-led deals	(93)	(93)	(223)	(212)
Total investment banking fees	$5,014	$3,917	$8,887	$7,180
Total Corporation investment banking fees, excluding self-led deals, of $8.9 billion, which are primarily included within Global Banking and Global Markets, increased 24 percent primarily driven by higher advisory fees as well as higher debt issuance and equity issuance fees.

43 Bank of America

Global Markets

(Dollars in millions)	2021	2020	% Change
Net interest income	$4,011	$4,646	(14)%
Noninterest income:
Investment and brokerage services	1,979	1,973	—
Investment banking fees	3,616	2,991	21
Market making and similar activities	8,760	8,471	3
All other income	889	684	30
Total noninterest income	15,244	14,119	8
Total revenue, net of interest expense	19,255	18,765	3

Provision for credit losses	65	251	(74)
Noninterest expense	13,032	11,417	14
Income before income taxes	6,158	7,097	(13)
Income tax expense	1,601	1,845	(13)
Net income	$4,557	$5,252	(13)

Effective tax rate	26.0%	26.0%

Return on average allocated capital	12	15
Efficiency ratio	67.68	60.84

Balance Sheet
Average
Trading-related assets:
Trading account securities	$291,505	$243,519	20%
Reverse repurchases	113,989	104,697	9
Securities borrowed	100,292	87,125	15
Derivative assets	43,582	47,655	(9)
Total trading-related assets	549,368	482,996	14
Total loans and leases	91,339	73,062	25
Total earning assets	541,391	482,171	12
Total assets	785,998	685,047	15
Total deposits	51,833	47,400	9
Allocated capital	38,000	36,000	6

Year end
Total trading-related assets	$491,160	$421,698	16%
Total loans and leases	114,846	78,415	46
Total earning assets	561,135	447,350	25
Total assets	747,794	616,609	21
Total deposits	46,374	53,925	(14)
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
Net income for Global Markets decreased $695 million to $4.6 billion. Net DVA losses were $54 million compared to losses of $133 million in 2020. Excluding net DVA, net income decreased $755 million to $4.6 billion. These decreases were primarily driven by higher noninterest expense, partially offset by higher revenue and lower provision for credit losses.
Revenue increased $490 million to $19.3 billion primarily driven by higher investment banking fees and sales and trading revenue. Sales and trading revenue increased $172 million, and excluding net DVA, increased $93 million. These increases were driven by higher revenue in Equities, partially offset by lower revenue in FICC.
The provision for credit losses decreased $186 million primarily due to an improved macroeconomic outlook.
Noninterest expense increased $1.6 billion to $13.0 billion primarily driven by higher revenue-related expenses for sales and trading as well as costs associated with processing

Bank of America 44

transactional card claims related to state unemployment benefits.
Average total assets increased $101.0 billion to $786.0 billion. Year-end total assets increased $131.2 billion to $747.8 billion. Both increases were primarily due to higher client balances in Equities and higher levels of inventory and loan growth in FICC.
The return on average allocated capital was 12 percent, down from 15 percent, reflecting lower net income and an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 36.
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

Sales and Trading Revenue (1, 2, 3)

(Dollars in millions)	2021	2020
Sales and trading revenue
Fixed income, currencies and commodities	$8,761	$9,595
Equities	6,428	5,422
Total sales and trading revenue	$15,189	$15,017

Sales and trading revenue, excluding net DVA (4)
Fixed income, currencies and commodities	$8,810	$9,725
Equities	6,433	5,425
Total sales and trading revenue, excluding net DVA	$15,243	$15,150
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $421 million and $196 million for 2021 and 2020.
(3)    Includes Global Banking sales and trading revenue of $510 million and $479 million for 2021 and 2020.
(4)    FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA losses were $49 million and $130 million for 2021 and 2020. Equities net DVA losses were $5 million and $3 million for 2021 and 2020.
FICC revenue decreased $915 million driven by reduced activity in macro products, partially offset by stronger performance in credit and municipal products, and gains in commodities (partially offset by related losses in another segment) from market volatility driven by a weather-related event in the first quarter of 2021. Equities revenue increased $1.0 billion driven by growth in client financing activities, a stronger trading performance and increased client activity.
All Other

(Dollars in millions)	2021	2020	% Change
Net interest income	$246	$34	n/m
Noninterest income (loss)	(5,589)	(3,605)	55%
Total revenue, net of interest expense	(5,343)	(3,571)	50

Provision for credit losses	(182)	50	n/m
Noninterest expense	1,519	1,412	8
Loss before income taxes	(6,680)	(5,033)	33
Income tax benefit	(8,069)	(4,634)	74
Net income (loss)	$1,389	$(399)	n/m

Balance Sheet
	Year Ended December 31
Average	2021	2020	% Change
Total loans and leases	$18,447	$28,159	(34)%
Total assets (1)	191,831	228,783	(16)
Total deposits	16,512	18,247	(10)

Year end	December 31 2021	December 31 2020	% Change
Total loans and leases	$15,863	$21,301	(26)%
Total assets (1)	214,153	264,141	(19)
Total deposits	21,182	12,998	63
(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $1.1 trillion and $763.1 billion for 2021 and 2020, and year-end allocated assets were $1.2 trillion and $977.7 billion at December 31, 2021 and 2020.
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
Net income increased $1.8 billion to $1.4 billion primarily due to a higher income tax benefit and improvement in the provision for credit losses, partially offset by lower revenue.
Revenue decreased $1.8 billion primarily due to higher partnership losses for ESG investments and a $704 million gain on sales of certain mortgage loans in the prior year.

45 Bank of America

The provision for credit losses improved $232 million to a benefit of $182 million primarily due to an improved macroeconomic outlook.
Noninterest expense increased $107 million primarily due to higher technology costs and the realignment of a liquidating business activity from Global Markets to All Other in the fourth quarter of 2021, partially offset by lower litigation expense. For more information on realignment of the business activity, see Note 23 – Business Segment Information to the Consolidated Financial Statements.
The income tax benefit was $8.1 billion in 2021 compared to a benefit of $4.6 billion in 2020. The increase in the tax benefit was primarily driven by the impact of U.K. tax law changes and increased income tax credits in 2021. For more information on U.K. tax law changes, see Financial Highlights – Income Tax Expense on page 29. Both years included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.
Managing Risk
Risk is inherent in all our business activities. Sound risk management enables us to serve our customers and deliver for our shareholders. If not managed well, risk can result in financial loss, regulatory sanctions and penalties, and damage to our reputation, each of which may adversely impact our ability to execute our business strategies. We take a comprehensive approach to risk management with a defined Risk Framework and an articulated Risk Appetite Statement, which are approved annually by the ERC and the Board.
The seven key types of risk faced by the Corporation are strategic, credit, market, liquidity, compliance, operational and reputational.
●    Strategic risk is the risk to current or projected financial condition arising from incorrect assumptions about external or internal factors, inappropriate business plans, ineffective business strategy execution or failure to respond in a timely manner to changes in the regulatory, macroeconomic or competitive environments in the geographic locations in which we operate.
●    Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its obligations.
●    Market risk is the risk that changes in market conditions adversely impact the value of assets or liabilities or otherwise negatively impact earnings. Market risk is composed of price risk and interest rate risk.
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
●    Operational risk is the risk of loss resulting from inadequate or failed internal processes or systems, people or external events.
●    Reputational risk is the risk that negative perception of the Corporation may adversely impact profitability or operations.
The following sections address in more detail the specific procedures, measures and analyses of the major categories of risk. This discussion of managing risk focuses on the current
Risk Framework that, as part of its annual review process, was approved by the ERC and the Board.
As set forth in our Risk Framework, a culture of managing risk well is fundamental to our values and our purpose, and how we drive Responsible Growth. It requires us to focus on risk in all activities and encourages the necessary mindset and behavior to enable effective risk management and promote sound risk-taking within our risk appetite. Sustaining a culture of managing risk well throughout the organization is critical to the success of the Corporation and is a clear expectation of our executive management team and the Board.
Our Risk Framework serves as the foundation for the consistent and effective management of risks facing the Corporation. The Risk Framework sets forth roles and responsibilities for the management of risk and provides a blueprint for how the Board, through delegation of authority to committees and executive officers, establishes risk appetite and associated limits for our activities.
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
The Corporation’s risk appetite indicates the amount of capital, earnings or liquidity we are willing to put at risk to achieve our strategic objectives and business plans, consistent with applicable regulatory requirements. Our risk appetite provides a common set of measures for senior management and the Board to clearly indicate the level of risk we are willing to take in alignment with our strategic and capital plans and ensure that the Corporation’s risk profile remains aligned with our risk appetite. Our risk appetite is formally articulated in the Risk Appetite Statement, which includes both qualitative components and quantitative limits.
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
For a more detailed discussion of our risk management activities, see the discussion below and pages 49 through 82.
For more information about the Corporation's risks related to the pandemic, see Item 1A. Risk Factors on page 8. These

Bank of America 46

COVID-19 related risks are being managed within our Risk Framework and supporting risk management programs.
Risk Management Governance
The Risk Framework describes delegations of authority whereby the Board and its committees may delegate authority to management-level committees or executive officers. Such delegations may authorize certain decision-making and approval functions, which may be evidenced in documents such as committee charters, job descriptions, meeting minutes and resolutions.
The chart below illustrates the interrelationship among the Board, Board committees and management committees that have the majority of risk oversight responsibilities for the Corporation.
Board of Directors and Board Committees
The Board is composed of 16 directors, all but one of whom are independent. The Board authorizes management to maintain an effective Risk Framework and oversees compliance with safe and sound banking practices. In addition, the Board or its committees conduct inquiries of, and receive reports from management on, risk-related matters to assess scope or resource limitations that could impede the ability of Global Risk Management (GRM) and/or Corporate Audit to execute its responsibilities. The Board committees discussed below have the principal responsibility for enterprise-wide oversight of our risk management activities. Through these activities, the Board and applicable committees are provided with information on our risk profile and oversee executive management addressing key risks we face. Other Board committees, as described below, provide additional oversight of specific risks.
Each of the committees shown on the above chart regularly reports to the Board on risk-related matters within the committee’s responsibilities, which is intended to collectively provide the Board with integrated insight about our management of enterprise-wide risks.
Audit Committee
The Audit Committee oversees the qualifications, performance and independence of the Independent Registered Public Accounting Firm, the performance of our corporate audit function, the integrity of our consolidated financial statements, our compliance with legal and regulatory requirements, and makes inquiries of management or the Chief Audit Executive (CAE) to determine whether there are scope or resource limitations that impede the ability of Corporate Audit to execute its responsibilities. The Audit Committee is also responsible for overseeing compliance risks pursuant to the New York Stock Exchange listing standards.
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
Other Board Committees
Our Corporate Governance, ESG, and Sustainability Committee oversees our Board’s governance processes, identifies and reviews the qualifications of potential Board members, recommends nominees for election to our Board, recommends committee appointments for Board approval and reviews our ESG and stockholder engagement activities.
Our Compensation and Human Capital Committee oversees establishing, maintaining and administering our compensation programs and employee benefit plans, including approving and recommending our Chief Executive Officer’s (CEO) compensation to our Board for further approval by all independent directors; reviewing and approving our executive officers’ compensation, as well as compensation for non-management directors; and reviewing certain other human capital management topics.
Management Committees
Management committees receive their authority from the Board, a Board committee, another management committee or from one or more executive officers. Our primary management risk committee is the MRC. Subject to Board oversight, the MRC is responsible for management oversight of key risks facing the Corporation, including an integrated evaluation of risk, earnings, capital and liquidity.
Lines of Defense
We have clear ownership and accountability for managing risk across three lines of defense: Front Line Units (FLUs), GRM and Corporate Audit. We also have control functions outside of FLUs and GRM (e.g., Legal and Global Human Resources). The three

47 Bank of America

lines of defense are integrated into our management-level governance structure. Each of these functional roles is further described in this section.
Executive Officers
Executive officers lead various functions representing the functional roles. Authority for functional roles may be delegated to executive officers from the Board, Board committees or management-level committees. Executive officers, in turn, may further delegate responsibilities, as appropriate, to management-level committees, management routines or individuals. Executive officers review our activities for consistency with our Risk Framework, risk appetite, and applicable strategic, capital and financial operating plans, as well as applicable policies and standards. Executive officers and other employees make decisions individually on a day-to-day basis, consistent with the authority they have been delegated. Executive officers and other employees may also serve on committees and participate in committee decisions.
Front Line Units
FLUs, which include the lines of business as well as Global Technology and Global Operations, are responsible for appropriately assessing and effectively managing all of the risks associated with their activities.
Three organizational units that include FLU activities and control function activities, but are not part of GRM are first, the Chief Financial Officer (CFO) Group; second, the Chief Administrative Officer (CAO) Group; and third, Global Strategy and Enterprise Platforms (GSEP).
Global Risk Management
GRM is part of our control functions and operates as our independent risk management function. GRM, led by the Chief Risk Officer (CRO), is responsible for independently assessing and overseeing risks within FLUs and other control functions. GRM establishes written enterprise policies and procedures outlining how aggregate risks are identified, measured, monitored and controlled.
The CRO has the stature, authority and independence needed to develop and implement a meaningful risk management framework and practices to guide the Corporation in managing risk. The CRO has unrestricted access to the Board and reports directly to both the ERC and the CEO. GRM is organized into horizontal risk teams that cover a specific risk area and vertical CRO teams that cover a particular FLU or control function. These teams work collaboratively in executing their respective duties.
Corporate Audit
Corporate Audit and the CAE maintain their independence from the FLUs, GRM and other control functions by reporting directly to the Audit Committee. The CAE administratively reports to the CEO. Corporate Audit provides independent assessment and validation through testing of key processes and controls across the Corporation. Corporate Audit includes Credit Review, which provides an independent assessment of credit lending decisions and the effectiveness of credit processes across the Corporation’s credit platform through examinations and monitoring.
Risk Management Processes
The Risk Framework requires that strong risk management practices are integrated in key strategic, capital and financial planning processes and in day-to-day business processes across the Corporation, thereby ensuring risks are appropriately considered, evaluated and responded to in a timely manner. We employ an effective risk management process, referred to as Identify, Measure, Monitor and Control, as part of our daily activities.
Identify – To be effectively managed, risks must be proactively identified and well understood. Proper risk identification focuses on recognizing and understanding key risks inherent in our business activities or key risks that may arise from external factors. Each employee is expected to identify and escalate risks promptly. Risk identification is an ongoing process that incorporates input from FLUs and control functions. It is designed to be forward-looking and to capture relevant risk factors across all of our lines of business.
Measure – Once a risk is identified, it must be prioritized and accurately measured through a systematic process including quantitative and qualitative components. Risk is measured at various levels, including, but not limited to, risk type, FLU and legal entity, and also on an aggregate basis. This risk measurement process helps to capture changes in our risk profile due to changes in strategic direction, concentrations, portfolio quality and the overall economic environment. Senior management considers how risk exposures might evolve under a variety of stress scenarios.
Monitor – We monitor risk levels regularly to track adherence to risk appetite, policies and standards. We also regularly update risk assessments and review risk exposures. Through our monitoring, we know our level of risk relative to limits and can take action in a timely manner. We also know when risk limits are breached and have processes to appropriately report and escalate exceptions. This includes timely requests for approval to managers and alerts to executive management, management-level committees or the Board (directly or through an appropriate committee).
Control – We establish and communicate risk limits and controls through policies, standards, procedures and processes. The limits and controls can be adjusted by the Board or management when conditions or risk tolerances warrant. These limits may be absolute (e.g., loan amount, trading volume, operational loss) or relative (e.g., percentage of loan book in higher-risk categories). Our FLUs are held accountable for performing within the established limits.
The formal processes used to manage risk represent a part of our overall risk management process. We instill a strong and comprehensive culture of managing risk well through communications, training, policies, procedures and organizational roles and responsibilities. Establishing a culture reflective of our purpose to help make our customers’ financial lives better and delivering on Responsible Growth is also critical to effective risk management. We are committed to the highest principles of ethical and professional conduct. Conduct risk is the risk of improper actions, behaviors or practices that are illegal, unethical and/or contrary to our core values that could result in harm to the Corporation, our shareholders or our customers, damage the integrity of the financial markets, or negatively impact our reputation. We have established protocols and structures so that conduct risk is governed and reported across the Corporation appropriately. All employees are held accountable for adhering to the Code of Conduct, operating within our risk appetite and managing risk in their daily business activities. In addition, our performance management and compensation practices encourage responsible risk-taking that is consistent with our Risk Framework and risk appetite.

Bank of America 48

Corporation-wide Stress Testing
Integral to our Capital Planning, Financial Planning and Strategic Planning processes, we conduct capital scenario management and stress forecasting on a periodic basis to better understand balance sheet, earnings and capital sensitivities to certain economic and business scenarios, including economic and market conditions that are more severe than anticipated. These stress forecasts provide an understanding of the potential impacts from our risk profile on the balance sheet, earnings and capital, and serve as a key component of our capital and risk management practices. The intent of stress testing is to develop a comprehensive understanding of potential impacts of on- and off-balance sheet risks at the Corporation and certain subsidiaries and how they impact financial resiliency, which provides confidence to management, regulators and our investors.
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
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing the Comprehensive Capital Analysis and Review (CCAR) capital plan. Based on the results of our 2021 CCAR capital plan and related supervisory stress tests, we are subject to a 2.5 percent stress capital buffer (SCB), unchanged from the prior level, effective October 1, 2021 through September 30, 2022. Our Common equity tier 1 (CET1) capital ratio under the Standardized approach must remain above 9.5 percent during this period in order to avoid restrictions on capital distributions and discretionary bonus payments.
Due to uncertainty resulting from the pandemic, the Federal Reserve imposed various restrictions on share repurchase programs and dividends during 2020 and the first half of 2021.

49 Bank of America

In conjunction with its release of 2021 CCAR supervisory stress test results, the Federal Reserve announced those restrictions would end as of July 1, 2021 for large banks, including the Corporation, and large banks would be subject to the normal restrictions under the Federal Reserve's SCB framework. On October 20, 2021, we announced that the Board renewed the Corporation’s $25 billion common stock repurchase program previously announced in April 2021. The Board’s authorization replaced the previous program. As with the April authorization, the Board also authorized common stock repurchases to offset shares awarded under the Corporation’s equity-based compensation plans. Pursuant to the Board’s authorization, during 2021 we repurchased $25.1 billion of common stock, including repurchases to offset shares awarded under equity-based compensation plans.
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
The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and RWA under both the Standardized and Advanced approaches. The approach that yields the lower ratio is used to assess capital adequacy, including under the PCA framework. As of December 31, 2021, the CET1, Tier 1 capital and Total capital ratios for the Corporation were lower under the Standardized approach.
Minimum Capital Requirements
In order to avoid restrictions on capital distributions and discretionary bonus payments, the Corporation must meet risk-based capital ratio requirements that include a capital conservation buffer of 2.5 percent (under the Advanced approaches only), an SCB (under the Standardized approach only), plus any applicable countercyclical capital buffer and a global systemically important bank (G-SIB) surcharge. Including a regulatory minimum requirement of 4.5 percent, an SCB of 2.5 percent and a G-SIB surcharge of 2.5 percent, the Corporation's CET1 capital ratio must be a minimum of 9.5 percent under both the Standardized and Advanced approaches.
The Corporation is required to calculate its G-SIB surcharge on an annual basis under two methods and is subject to the higher of the resulting two surcharges. Method 1 is consistent with the approach prescribed by the Basel Committee’s assessment methodology and is calculated using specified indicators of systemic importance. Method 2 modifies the Method 1 approach by, among other factors, including a measure of the Corporation’s reliance on short-term wholesale funding. The Corporation’s G-SIB surcharge, which is higher under Method 2, is expected to increase to 3.0 percent on January 1, 2024 unless its surcharge calculated as of December 31, 2022 is lower than 3.0 percent.
The current SCB of 2.5 percent, which remains effective from October 1, 2021 through September 30, 2022, could change based on results of the 2022 CCAR capital plan and related supervisory stress tests to be submitted in the first half of 2022.
The Corporation is also required to maintain a minimum supplementary leverage ratio (SLR) of 3.0 percent plus a leverage buffer of 2.0 percent in order to avoid certain restrictions on capital distributions and discretionary bonus payments. Our insured depository institution subsidiaries are required to maintain a minimum 6.0 percent SLR to be considered well capitalized under the PCA framework. The numerator of the SLR is quarter-end Basel 3 Tier 1 capital. The denominator is total leverage exposure based on the daily average of the sum of on-balance sheet exposures less permitted deductions, and applicable temporary exclusions, as well as the simple average of certain off-balance sheet exposures, as of the end of each month in a quarter. The temporary exclusions expired after March 31, 2021 and were not applicable for December 31, 2021. For more information, see Capital Management – Regulatory Developments on page 54.
Capital Composition and Ratios
Table 10 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2021 and 2020. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Bank of America 50

Table 10	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	December 31, 2021
Risk-based capital metrics:
Common equity tier 1 capital	$171,759	$171,759
Tier 1 capital	196,465	196,465
Total capital (3)	227,592	220,616
Risk-weighted assets (in billions)	1,618	1,399
Common equity tier 1 capital ratio	10.6%	12.3%	9.5%
Tier 1 capital ratio	12.1	14.0	11.0
Total capital ratio	14.1	15.8	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,087	$3,087
Tier 1 leverage ratio	6.4%	6.4%	4.0

Supplementary leverage exposure (in billions) (5)		$3,604
Supplementary leverage ratio		5.5%	5.0

	December 31, 2020
Risk-based capital metrics:
Common equity tier 1 capital	$176,660	$176,660
Tier 1 capital	200,096	200,096
Total capital (3)	237,936	227,685
Risk-weighted assets (in billions)	1,480	1,371
Common equity tier 1 capital ratio	11.9%	12.9%	9.5%
Tier 1 capital ratio	13.5	14.6	11.0
Total capital ratio	16.1	16.6	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,719	$2,719
Tier 1 leverage ratio	7.4%	7.4%	4.0

Supplementary leverage exposure (in billions) (5)		$2,786
Supplementary leverage ratio		7.2%	5.0
(1)Capital ratios as of December 31, 2021 and 2020 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the current expected credit losses (CECL) accounting standard.
(2)The capital conservation buffer and G-SIB surcharge were 2.5 percent at both December 31, 2021 and 2020. At both December 31, 2021 and 2020, the Corporation's SCB of 2.5 percent was applied in place of the capital conservation buffer under the Standardized approach. The countercyclical capital buffer for both periods was zero. The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, our G-SIB surcharge of 2.5 percent and our SCB or the capital conservation buffer, as applicable, of 2.5 percent. The SLR regulatory minimum includes a leverage buffer of 2.0 percent.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.
(5)Supplementary leverage exposure at December 31, 2020 reflects the temporary exclusion of U.S. Treasury securities and deposits at Federal Reserve Banks. The temporary relief expired after March 31, 2021 and is not reflected in supplementary leverage exposure at December 31, 2021.
At December 31, 2021, CET1 capital was $171.8 billion, a decrease of $4.9 billion from December 31, 2020, driven by common stock repurchases, dividends and decreases in net unrealized gains on available-for-sale (AFS) debt securities included in accumulated other comprehensive income (OCI), partially offset by earnings. Tier 1 capital decreased $3.6 billion primarily driven by the same factors as CET1 capital, partially offset by non-cumulative perpetual preferred stock issuances. Total capital under the Standardized approach decreased $10.3 billion primarily due to the same factors driving the decrease in CET1 capital, and a decrease in the adjusted allowance for credit losses included in Tier 2 capital. RWA under the
Standardized approach, which yielded the lower CET1 capital
ratio at December 31, 2021, increased $138.1 billion during 2021 to $1,618 billion primarily due to loan growth in Global Banking, strong client activity in Global Markets and an increase in debt securities resulting from the deployment of cash received from deposit inflows. Supplementary leverage exposure at December 31, 2021 increased $818.1 billion during 2021 primarily due to the expiration of the Federal Reserve’s temporary relief to exclude U.S. Treasury securities and deposits at Federal Reserve Banks and an increase in debt securities resulting from the deployment of cash received from deposit inflows.

51 Bank of America

Table 11 shows the capital composition at December 31, 2021 and 2020.

Table 11	Capital Composition under Basel 3

		December 31
(Dollars in millions)		2021	2020
Total common shareholders’ equity		$245,358	$248,414
CECL transitional amount (1)		2,508	4,213
Goodwill, net of related deferred tax liabilities		(68,641)	(68,565)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(7,743)	(5,773)
Intangibles, other than mortgage servicing rights, net of related deferred tax liabilities		(1,605)	(1,617)
Defined benefit pension plan net assets		(1,261)	(1,164)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		1,400	1,753
Accumulated net (gain) loss on certain cash flow hedges (2)		1,870	(436)
Other		(127)	(165)
Common equity tier 1 capital		171,759	176,660
Qualifying preferred stock, net of issuance cost		24,707	23,437
Other		(1)	(1)
Tier 1 capital		196,465	200,096
Tier 2 capital instruments		20,750	22,213
Qualifying allowance for credit losses (3)		10,534	15,649
Other		(157)	(22)
Total capital under the Standardized approach		227,592	237,936
Adjustment in qualifying allowance for credit losses under the Advanced approaches (3)		(6,976)	(10,251)
Total capital under the Advanced approaches		$220,616	$227,685
(1)Includes the impact of the Corporation's adoption of the CECL accounting standard on January 1, 2020 and 25 percent of the increase in reserves since the initial adoption.
(2)Includes amounts in accumulated other comprehensive income related to the hedging of items that are not recognized at fair value on the Consolidated Balance Sheet.
(3)Includes the impact of transition provisions related to the CECL accounting standard.

Table 12 shows the components of RWA as measured under Basel 3 at December 31, 2021 and 2020.

Table 12	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
		December 31
(Dollars in billions)		2021		2020
Credit risk		$1,549	$913	$1,420	$896
Market risk		69	69	60	60
Operational risk		n/a	378	n/a	372
Risks related to credit valuation adjustments		n/a	39	n/a	43
Total risk-weighted assets		$1,618	$1,399	$1,480	$1,371
n/a = not applicable

Bank of America 52

Bank of America, N.A. Regulatory Capital
Table 13 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2021 and 2020. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 13	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	December 31, 2021
Risk-based capital metrics:
Common equity tier 1 capital	$182,526	$182,526
Tier 1 capital	182,526	182,526
Total capital (3)	194,773	188,091
Risk-weighted assets (in billions)	1,352	1,048
Common equity tier 1 capital ratio	13.5%	17.4%	7.0%
Tier 1 capital ratio	13.5	17.4	8.5
Total capital ratio	14.4	17.9	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,414	$2,414
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$2,824
Supplementary leverage ratio		6.5%	6.0

	December 31, 2020
Risk-based capital metrics:
Common equity tier 1 capital	$164,593	$164,593
Tier 1 capital	164,593	164,593
Total capital (3)	181,370	170,922
Risk-weighted assets (in billions)	1,221	1,014
Common equity tier 1 capital ratio	13.5%	16.2%	7.0%
Tier 1 capital ratio	13.5	16.2	8.5
Total capital ratio	14.9	16.9	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,143	$2,143
Tier 1 leverage ratio	7.7%	7.7%	5.0

Supplementary leverage exposure (in billions)		$2,525
Supplementary leverage ratio		6.5%	6.0
(1)Capital ratios for both December 31, 2021 and 2020 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL.
(2)Risk-based capital regulatory minimums at both December 31, 2021 and 2020 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Total loss-absorbing capacity (TLAC) consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments. Table 14 presents the Corporation's TLAC and long-term debt ratios and related information as of December 31, 2021 and 2020.

53 Bank of America

Table 14	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC (1)	Regulatory Minimum (2)	Long-term Debt	Regulatory Minimum (3)
(Dollars in millions)	December 31, 2021
Total eligible balance	$435,904		$227,714
Percentage of risk-weighted assets (4)	26.9%	22.0%	14.1%	8.5%
Percentage of supplementary leverage exposure (5)	12.1	9.5	6.3	4.5

	December 31, 2020
Total eligible balance	$405,153		$196,997
Percentage of risk-weighted assets (4)	27.4%	22.0%	13.3%	8.5%
Percentage of supplementary leverage exposure (5)	14.5	9.5	7.1	4.5
(1)As of December 31, 2021 and 2020, TLAC ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL.
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
(4)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of December 31, 2021 and 2020.
(5)Supplementary leverage exposure at December 31, 2020 reflects the temporary exclusion of U.S. Treasury Securities and deposits at Federal Reserve Banks. The temporary relief expired after March 31, 2021 and is not reflected in supplementary leverage exposure at December 31, 2021.

Regulatory Developments
Supplementary Leverage Ratio
On March 19, 2021, U.S. banking regulators announced that temporary changes issued in 2020 for BHCs and depository institutions would expire as scheduled after March 31, 2021. These temporary changes to the SLR allowed the exclusion of on-balance sheet amounts of U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of supplementary leverage exposure. While the temporary relief automatically applied to the Corporation, the Corporation’s lead depository institution, Bank of America, N.A., did not opt to take advantage of the SLR relief offered by the OCC. At December 31, 2021, the Corporation’s SLR was 5.5 percent, which exceeds the 5.0 percent minimum required by the Federal Reserve.
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
BofAS provides institutional services, and in accordance with the alternative net capital requirements, is required to maintain tentative net capital in excess of $5.0 billion and net capital in excess of the greater of $1.0 billion or a certain percentage of its reserve requirement in addition to a certain percentage of securities-based swap risk margin. BofAS must also notify the SEC in the event its tentative net capital is less than $6.0 billion. BofAS is also required to hold a certain percentage of its customers' and affiliates' risk-based margin in order to meet its CFTC minimum net capital requirement. At December 31, 2021, BofAS had tentative net capital of $19.4 billion. BofAS also had regulatory net capital of $16.6 billion, which exceeded the minimum requirement of $3.5 billion.
MLPCC is a fully-guaranteed subsidiary of BofAS and provides clearing and settlement services as well as prime brokerage and arranged financing services for institutional clients. At December 31, 2021, MLPCC’s regulatory net capital of $6.2 billion exceeded the minimum requirement of $1.5 billion.
MLPF&S provides retail services. At December 31, 2021, MLPF&S' regulatory net capital was $5.7 billion, which exceeded the minimum requirement of $199 million.
Our European broker-dealers are regulated by non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to certain regulatory capital requirements. At December 31, 2021, MLI’s capital resources were $33.6 billion, which exceeded the minimum Pillar 1 requirement of $14.0 billion. BofASE, a French investment firm, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and is subject to certain regulatory capital requirements. At December 31, 2021, BofASE's capital resources were $7.9 billion, which exceeded the minimum Pillar 1 requirement of $2.8 billion.
Liquidity Risk
Funding and Liquidity Risk Management
Our primary liquidity risk management objective is to meet expected or unexpected cash flow and collateral requirements, including payments under long-term debt agreements, commitments to extend credit and customer deposit withdrawals, while continuing to support our businesses and customers under a range of economic conditions. To achieve that objective, we analyze and monitor our liquidity risk under expected and stressed conditions, maintain liquidity and access to diverse funding sources, including our stable deposit base, and seek to align liquidity-related incentives and risks. These liquidity risk management practices have allowed us to effectively manage the market fluctuation from the pandemic. For more information on the risks of the pandemic, see Part I. Item 1A. Risk Factors – Coronavirus Disease on page 8 and Executive Summary – Recent Developments – COVID-19

Bank of America 54

Pandemic on page 27.
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
The Board approves our liquidity risk policy and the Financial Contingency and Recovery Plan. The ERC establishes our liquidity risk tolerance levels. The MRC is responsible for overseeing liquidity risks and directing management to maintain exposures within the established tolerance levels. The MRC reviews and monitors our liquidity position and stress testing results, approves certain liquidity risk limits and reviews the impact of strategic decisions on our liquidity. For more information, see Managing Risk on page 46. Under this governance framework, we developed certain funding and liquidity risk management practices which include: maintaining liquidity at the parent company and selected subsidiaries, including our bank subsidiaries and other regulated entities; determining what amounts of liquidity are appropriate for these entities based on analysis of debt maturities and other potential cash outflows, including those that we may experience during stressed market conditions; diversifying funding sources, considering our asset profile and legal entity structure; and performing contingency planning.
NB Holdings Corporation
The parent company, which is a separate and distinct legal entity from our bank and nonbank subsidiaries, has an intercompany arrangement with our wholly-owned holding company subsidiary, NB Holdings Corporation (NB Holdings). We have transferred, and agreed to transfer, additional parent company assets not required to satisfy anticipated near-term expenditures to NB Holdings. The parent company is expected to continue to have access to the same flow of dividends, interest and other amounts of cash necessary to service its debt, pay dividends and perform other obligations as it would have had it not entered into these arrangements and transferred any assets. These arrangements support our preferred single point of entry resolution strategy, under which only the parent company would be resolved under the U.S. Bankruptcy Code.
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
Global Liquidity Sources and Other Unencumbered Assets
We maintain liquidity available to the Corporation, including the parent company and selected subsidiaries, in the form of cash and high-quality, liquid, unencumbered securities. Our liquidity buffer, referred to as Global Liquidity Sources (GLS), is comprised of assets that are readily available to the parent company and selected subsidiaries, including holding company, bank and broker-dealer subsidiaries, even during stressed market conditions. Our cash is primarily on deposit with the Federal Reserve Bank and, to a lesser extent, central banks outside of the U.S. We limit the composition of high-quality, liquid, unencumbered securities to U.S. government securities, U.S. agency securities, U.S. agency MBS and other investment-grade securities, and a select group of non-U.S. government securities. We can obtain cash for these securities, even in stressed conditions, through repurchase agreements or outright sales. We hold our GLS in legal entities that allow us to meet the liquidity requirements of our global businesses, and we consider the impact of potential regulatory, tax, legal and other restrictions that could limit the transferability of funds among entities.
Table 15 presents average GLS for the three months ended December 31, 2021 and 2020.

Table 15	Average Global Liquidity Sources

	Three Months Ended December 31
(Dollars in billions)	2021	2020
Bank entities	$1,006	$773
Nonbank and other entities (1)	152	170
Total Average Global Liquidity Sources	$1,158	$943
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain FHLBs and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $322 billion and $306 billion at December 31, 2021 and 2020. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the parent company or nonbank subsidiaries may be subject to prior regulatory approval.
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

55 Bank of America

Table 16 presents the composition of average GLS for the three months ended December 31, 2021 and 2020.

Table 16	Average Global Liquidity Sources Composition

	Three Months Ended December 31

(Dollars in billions)	2021	2020
Cash on deposit	$259	$322
U.S. Treasury securities	278	141
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	606	462
Non-U.S. government securities	15	18
Total Average Global Liquidity Sources	$1,158	$943
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $617 billion and $584 billion for the three months ended December 31, 2021 and 2020. For the same periods, the average consolidated LCR was 115 percent and 122 percent. Our LCR fluctuates due to normal business flows from customer activity.
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

Net Stable Funding Ratio Final Rule
On October 20, 2020, U.S. banking regulators finalized the Net Stable Funding Ratio (NSFR), a rule requiring large banks to maintain a minimum level of stable funding over a one-year period. The final rule is intended to support the ability of banks to lend to households and businesses in both normal and adverse economic conditions and is complementary to the LCR rule, which focuses on short-term liquidity risks. The final rule was effective July 1, 2021, and the Corporation is in compliance. The U.S. NSFR applies to the Corporation on a consolidated basis and to our insured depository institutions. There have not been any significant impacts to the Corporation.
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
We fund a substantial portion of our lending activities through our deposits, which were $2.1 trillion and $1.8 trillion at December 31, 2021 and 2020. Deposits are primarily generated by our Consumer Banking, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including credit card securitizations and securitizations with government-sponsored enterprises (GSE), the Federal Housing Administration (FHA) and private-label investors, as well as FHLB loans.
Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions. We believe funding these activities in the secured financing markets is more cost-efficient and less sensitive to changes in our credit ratings than unsecured financing. Repurchase agreements are generally short-term and often overnight. Disruptions in secured financing markets for financial institutions have occurred in prior market cycles which resulted in adverse changes in terms or significant reductions in the availability of such financing. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate. For more information on secured financing agreements, see Note 10 – Securities Financing Agreements, Short-term Borrowings and Restricted Cash to the Consolidated Financial Statements.
Total long-term debt increased $17.2 billion to $280.1 billion during 2021, primarily due to debt issuances, partially offset by debt maturities, redemptions and valuation adjustments. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated

Bank of America 56

entities may also make markets in our debt instruments to provide liquidity for investors.
During 2021, we issued $76.7 billion of long-term debt consisting of $56.2 billion of notes issued by Bank of America Corporation, substantially all of which were TLAC compliant, $8.0 billion of notes issued by Bank of America, N.A. and $12.5 billion of other debt. During 2020, we issued $56.9 billion of long-term debt consisting of $43.8 billion of notes issued by Bank of America Corporation, substantially all of which were TLAC compliant, $4.8 billion of notes issued by Bank of America, N.A. and $8.3 billion of other debt.
During 2021, we had total long-term debt maturities and redemptions in the aggregate of $46.4 billion consisting of $24.4 billion for Bank of America Corporation, $10.4 billion for Bank of America, N.A. and $11.6 billion of other debt. During 2020, we had total long-term debt maturities and redemptions in the aggregate of $47.1 billion consisting of $22.6 billion for Bank of America Corporation, $11.5 billion for Bank of America, N.A. and $13.0 billion of other debt.
At December 31, 2021, Bank of America Corporation's senior notes of $212.9 billion included $179.5 billion of outstanding notes that are both TLAC eligible and callable at least one year before their stated maturities. Of these senior notes, $15.0 billion will be callable and become TLAC ineligible during 2022, and $17.0 billion, $17.8 billion, $15.0 billion and $17.7 billion will do so during each of 2023 through 2026, respectively, and $97.0 billion thereafter.
We issue long-term unsecured debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. While the cost and availability of unsecured funding may be negatively impacted by general market conditions or by matters specific to the financial services industry or the Corporation, we seek to mitigate refinancing risk by actively managing the amount of our borrowings that we anticipate will mature within any month or quarter. We may issue unsecured debt in the form of structured notes for client purposes, certain of which qualify as TLAC-eligible debt. During 2021, we issued $7.1 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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
We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For more information on our ALM activities, see Interest Rate Risk Management for the Banking Book on page 79.
Uninsured Deposits
The FDIC insures the Corporation’s U.S. deposits up to $250,000 per depositor, per insured bank for each account ownership category, and various country-specific funds insure non-U.S. deposits up to specified limits. Deposits that exceed insurance limits are uninsured. At December 31, 2021, the Corporation’s deposits totaled $2.1 trillion, of which total estimated uninsured U.S. and non-U.S. deposits were $701.4 billion and $111.9 billion. At December 31, 2020, the Corporation’s deposits totaled $1.8 trillion, of which total estimated uninsured U.S. and non-U.S. deposits were $597.7 billion and $104.1 billion.
Table 17 presents information about the Corporation’s total estimated uninsured time deposits. For more information on our liquidity sources, see Global Liquidity Sources and Other Unencumbered Assets, and for more information on deposits, see Diversified Funding Sources in this section. For more information on contractual time deposit maturities, see Note 9 – Deposits to the Consolidated Financial Statements.

Table 17	Uninsured Time Deposits (1)

	December 31, 2021
(Dollars in millions)	U.S.	Non-U.S.	Total
Uninsured time deposits with a maturity of:
3 months or less	$2,337	$7,274	$9,611
Over 3 months through 6 months	1,668	1,663	3,331
Over 6 months through 12 months	1,942	239	2,181
Over 12 months	289	1,470	1,759
Total	$6,236	$10,646	$16,882
(1)Amounts are estimated based on the regulatory methodologies defined by each local jurisdiction.
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

57 Bank of America

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
On November 22, 2021, Moody’s Investors Service (Moody’s) affirmed the current ratings of the Corporation and its subsidiaries, while at the same time revising its rating outlook to Positive from Stable.
Table 18 presents the Corporation’s current long-term/short-term senior debt ratings and outlooks expressed by the rating agencies.

Table 18	Senior Debt Ratings

	Moody’s Investors Service			Standard & Poor’s Global Ratings			Fitch Ratings
	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook
Bank of America Corporation	A2	P-1	Positive	A-	A-2	Positive	AA-	F1+	Stable
Bank of America, N.A.	Aa2	P-1	Positive	A+	A-1	Positive	AA	F1+	Stable
Bank of America Europe Designated Activity Company	NR	NR	NR	A+	A-1	Positive	AA	F1+	Stable
Merrill Lynch, Pierce, Fenner & Smith Incorporated	NR	NR	NR	A+	A-1	Positive	AA	F1+	Stable
BofA Securities, Inc.	NR	NR	NR	A+	A-1	Positive	AA	F1+	Stable
Merrill Lynch International	NR	NR	NR	A+	A-1	Positive	AA	F1+	Stable
BofA Securities Europe SA	NR	NR	NR	A+	A-1	Positive	AA	F1+	Stable
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
While certain potential impacts are contractual and quantifiable, the full scope of the consequences of a credit rating downgrade to a financial institution is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a company’s long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties. For more information on potential impacts of credit rating downgrades, see Liquidity Risk – Liquidity Stress Analysis on page 56.
For more information on additional collateral and termination payments that could be required in connection with certain OTC derivative contracts and other trading agreements as a result of such a credit rating downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements and Item 1A. Risk Factors.
Common Stock Dividends
For a summary of our declared quarterly cash dividends on common stock during 2021 and through February 22, 2022, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements.
Finance Subsidiary Issuers and Parent Guarantor
BofA Finance LLC, a Delaware limited liability company (BofA Finance), is a consolidated finance subsidiary of the Corporation that has issued and sold, and is expected to continue to issue and sell, its senior unsecured debt securities (Guaranteed Notes) that are fully and unconditionally guaranteed by the Corporation. The Corporation guarantees the due and punctual payment, on demand, of amounts payable on the Guaranteed Notes if not paid by BofA Finance. In addition, each of BAC Capital Trust XIII, BAC Capital Trust XIV and BAC Capital Trust XV, Delaware statutory trusts (collectively, the Trusts), is a 100 percent owned finance subsidiary of the Corporation that has issued and sold trust preferred securities (the Trust Preferred Securities) or capital securities (the Capital Securities and, together with the Guaranteed Notes and the Trust Preferred Securities, the Guaranteed Securities), as applicable, that remained outstanding at December 31, 2021. The Corporation guarantees the payment of amounts and distributions with

Bank of America 58

respect to the Trust Preferred Securities and Capital Securities if not paid by the Trusts, to the extent of funds held by the Trusts, and this guarantee, together with the Corporation’s other obligations with respect to the Trust Preferred Securities and Capital Securities, effectively constitutes a full and unconditional guarantee of the Trusts’ payment obligations on the Trust Preferred Securities or Capital Securities, as applicable. No other subsidiary of the Corporation guarantees the Guaranteed Securities.
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
For more information on factors that may affect payments to holders of the Guaranteed Securities, see Liquidity Risk – NB Holdings Corporation in this section, Item 1. Business – Insolvency and the Orderly Liquidation Authority on page 5 and Part I. Item 1A. Risk Factors – Liquidity on page 10.
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
We manage credit risk based on the risk profile of the borrower or counterparty, repayment sources, the nature of underlying collateral and other support given current events, conditions and expectations. We classify our portfolios as either consumer or commercial and monitor credit risk in each as discussed below.
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
For information on our credit risk management activities, see Consumer Portfolio Credit Risk Management below, Commercial Portfolio Credit Risk Management on page 65, Non-U.S. Portfolio on page 71, Allowance for Credit Losses on page 73, and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements. For more information on the factors that may expose us to credit risk, see Part I. Item 1A. Risk Factors - Credit on page 12.
During 2021, the economy gained momentum as unemployment continued to decline from double-digit highs during 2020 and the economy re-opened as vaccination rates increased and restrictions eased. With the easing of restrictions, we saw increased business openings, a rebound to commercial and consumer spending, higher asset values and increased global GDP, all of which positively impacted our consumer and commercial credit portfolios. Additionally, individuals and businesses in the U.S. benefited from various forms of government support through economic stimulus packages enacted in 2020 and 2021, which contributed to strong asset quality across our credit portfolios.
As a result of the economic recovery experienced in 2021, net charge-offs, nonperforming loans and commercial reservable criticized exposure declined compared to 2020. While there has been significant economic improvement in comparison to 2020, uncertainty remains about the timing and strength of the economy’s recovery, which may also be hampered by supply chain disruptions and inflationary pressures and could lead to adverse impacts to credit quality metrics in future periods. The pandemic and its full impact on the global economy continue to be highly uncertain. While COVID-19 cases eased throughout the majority of 2021, they reached new highs by the end of 2021, and the spread of new, more contagious variants could impact the magnitude and duration of this health crisis. However, ongoing virus containment efforts and vaccination progress, could support the macroeconomic recovery.

59 Bank of America

For more information on how the pandemic may affect our operations, see Executive Summary – Recent Developments – COVID-19 Pandemic on page 27 and Item 1A. Risk Factors – Coronavirus Disease on page 7.
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

Consumer Credit Portfolio
The economic environment improved during 2021, with the U.S. unemployment rate continuing to decline and home prices increasing. During 2021, net charge-offs decreased $805 million to $1.8 billion primarily due to lower credit card losses, as the impact of government stimulus measures were partially offset by charge-offs associated with deferrals that expired in 2020. During 2021, nonperforming loans increased due to deferral activity.
The consumer allowance for loan and lease losses decreased $3.0 billion in 2021 to $7.0 billion primarily due to improvements in the macroeconomic outlook and credit quality. For more information, see Allowance for Credit Losses on page 73.
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
Table 19 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Table 19	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
		December 31
(Dollars in millions)		2021	2020	2021	2020	2021	2020
Residential mortgage (1)		$221,963	$223,555	$2,284	$2,005	$634	$762
Home equity		27,935	34,311	630	649	—	—
Credit card		81,438	78,708	n/a	n/a	487	903
Direct/Indirect consumer (2)		103,560	91,363	75	71	11	33
Other consumer		190	124	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$435,086	$428,061	$2,989	$2,725	$1,132	$1,698
Loans accounted for under the fair value option (3)		618	735
Total consumer loans and leases		$435,704	$428,796
Percentage of outstanding consumer loans and leases (4)		n/a	n/a	0.69%	0.64%	0.26%	0.40%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (4)		n/a	n/a	0.71	0.65	0.12	0.22
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At December 31, 2021 and 2020, residential mortgage includes $444 million and $537 million of loans on which interest had been curtailed by the FHA, and therefore were no longer accruing interest, although principal was still insured, and $190 million and $225 million of loans on which interest was still accruing.
(2)Outstandings primarily include auto and specialty lending loans and leases of $48.5 billion and $46.4 billion, U.S. securities-based lending loans of $51.1 billion and $41.1 billion and non-U.S. consumer loans of $3.0 billion and $3.0 billion at December 31, 2021 and 2020.
(3)For more information on the fair value option, see Note 21 – Fair Value Option to the Consolidated Financial Statements.
(4)Excludes consumer loans accounted for under the fair value option. At December 31, 2021 and 2020, $21 million and $11 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.
n/a = not applicable
Table 20 presents net charge-offs and related ratios for consumer loans and leases.

Table 20	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2021	2020	2021	2020
Residential mortgage	$(28)	$(30)	(0.01)%	(0.01)%
Home equity	(119)	(73)	(0.39)	(0.19)
Credit card	1,723	2,349	2.29	2.76
Direct/Indirect consumer	1	122	—	0.14
Other consumer	270	284	n/m	n/m
Total	$1,847	$2,652	0.44	0.59
(1)Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.
n/m = not meaningful

Bank of America 60

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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 51 percent of consumer loans and leases in 2021. Approximately 52 percent of the residential mortgage portfolio was in Consumer Banking and 43 percent was in GWIM. The remaining portion was in All Other.
Outstanding balances in the residential mortgage portfolio decreased $1.6 billion in 2021 as paydowns were partially offset by originations.
At December 31, 2021 and 2020, the residential mortgage portfolio included $12.7 billion and $11.8 billion of outstanding fully-insured loans, of which $2.2 billion and $2.8 billion had FHA insurance, with the remainder protected by Fannie Mae long-term standby agreements.
Table 21 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

Table 21	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
		December 31
(Dollars in millions)		2021	2020	2021	2020
Outstandings		$221,963	$223,555	$209,259	$211,737
Accruing past due 30 days or more		1,753	2,314	866	1,224
Accruing past due 90 days or more		634	762	—	—
Nonperforming loans (2)		2,284	2,005	2,284	2,005
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		1%	2%	1%	1%
Refreshed LTV greater than 100		—	1	—	1
Refreshed FICO below 620		2	2	1	1
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
Nonperforming outstanding balances in the residential mortgage portfolio increased $279 million in 2021 primarily driven by deferral activity. Of the nonperforming residential mortgage loans at December 31, 2021, $1.2 billion, or 51 percent, were current on contractual payments. Loans accruing past due 30 days or more decreased $358 million driven by continued improvement in credit quality.
Net recoveries of $28 million in 2021 remained relatively unchanged compared to 2020.
Of the $209.3 billion in total residential mortgage loans outstanding at December 31, 2021, 27 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $4.8 billion, or eight percent, at December 31, 2021. Residential mortgage loans that have entered the amortization period generally experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At December 31, 2021, $66 million, or one percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $866 million, or less than one percent, for the entire residential mortgage portfolio. In addition, at December 31, 2021, $275 million, or six percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $83 million were contractually current compared to $2.3 billion, or one percent, for the entire residential mortgage portfolio. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three to ten years. Approximately 91 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2025 or later.
Table 22 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 15 percent and 16 percent of outstandings at December 31, 2021 and 2020. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 15 percent and 14 percent of outstandings at December 31, 2021 and 2020.

61 Bank of America

Table 22	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)
	December 31				Net Charge-offs
(Dollars in millions)	December 31 2021	December 31 2020	December 31 2021	December 31 2020	2021	2020
California	$77,819	$83,185	$693	$570	$(14)	$(18)
New York	24,975	23,832	358	272	3	3
Florida	13,883	13,017	158	175	(8)	(5)
Texas	9,002	8,868	86	78	—	—
New Jersey	8,723	8,806	117	98	—	(1)
Other	74,857	74,029	872	812	(9)	(9)
Residential mortgage loans	$209,259	$211,737	$2,284	$2,005	$(28)	$(30)
Fully-insured loan portfolio	12,704	11,818
Total residential mortgage loan portfolio	$221,963	$223,555
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Home Equity
At December 31, 2021, the home equity portfolio made up six percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans. We no longer originate home equity loans or reverse mortgages.
At December 31, 2021, 80 percent of the home equity portfolio was in Consumer Banking, 11 percent was in All Other and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $6.4 billion in 2021 primarily due to paydowns outpacing new originations and draws on existing lines. Of the total home equity portfolio at December 31, 2021 and 2020, $12.2 billion, or 44 percent, and $13.8 billion, or 40 percent, were in first-lien positions. At December 31, 2021, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $4.6 billion, or 16 percent of our total home equity portfolio.
Unused HELOCs totaled $40.5 billion and $42.3 billion at December 31, 2021 and 2020. The HELOC utilization rate was 39 percent and 43 percent at December 31, 2021 and 2020.
Table 23 presents certain home equity portfolio key credit statistics.

Table 23	Home Equity – Key Credit Statistics (1)

	December 31
(Dollars in millions)	2021	2020
Outstandings	$27,935	$34,311
Accruing past due 30 days or more	157	186
Nonperforming loans (2)	630	649
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	—%	1%
Refreshed CLTV greater than 100	1	1
Refreshed FICO below 620	3	3
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

Nonperforming outstanding balances in the home equity portfolio remained relatively flat at $630 million at December 31, 2021. Of the nonperforming home equity loans at December 31, 2021, $227 million, or 36 percent, were current on contractual payments. In addition, $273 million, or 43 percent of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $29 million in 2021.
Net recoveries increased $46 million to $119 million in 2021 compared to the same period in 2020. The increase was driven by favorable portfolio trends due in part to improvement in home prices.
Of the $27.9 billion in total home equity portfolio outstandings at December 31, 2021, as shown in Table 23, 14 percent require interest-only payments. The outstanding balance of HELOCs that have reached the end of their draw period and have entered the amortization period was $6.8 billion at December 31, 2021. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At December 31, 2021, $105 million, or two percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at December 31, 2021, $455 million, or seven percent, were nonperforming. Loans that have yet to enter the amortization period in our interest-only portfolio are primarily post-2008 vintages and generally have better credit quality than the previous vintages that had entered the amortization period. We communicate to contractually current customers more than a year prior to the end of their draw period to inform them of the potential change to the payment structure before entering the amortization period, and provide payment options to customers prior to the end of the draw period.
Although we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines, we can infer some of this information through a review of our HELOC portfolio that we service and that is still in its revolving period. During 2021, nine percent of these customers with an outstanding balance did not pay any principal on their HELOCs.

Bank of America 62

Table 24 presents outstandings, nonperforming balances and net recoveries by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent of the outstanding home equity portfolio at both December 31, 2021 and 2020. The Los Angeles-Long Beach-Santa Ana MSA within California made up 10 percent and 11 percent of the outstanding home equity portfolio at December 31, 2021 and 2020.

Table 24	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)
	December 31				Net Recoveries
(Dollars in millions)	2021	2020	2021	2020	2021	2020
California	$7,600	$9,488	$140	$143	$(40)	$(26)
Florida	2,977	3,715	78	80	(21)	(11)
New Jersey	2,259	2,749	69	67	(4)	(3)
New York	2,072	2,495	96	103	(1)	(1)
Massachusetts	1,422	1,719	32	32	(3)	(1)
Other	11,605	14,145	215	224	(50)	(31)
Total home equity loan portfolio	$27,935	$34,311	$630	$649	$(119)	$(73)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Credit Card
At December 31, 2021, 97 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio increased $2.7 billion in 2021 to $81.4 billion due to higher retail spend. Net charge-offs decreased $626 million to $1.7 billion during 2021 compared to the same period in 2020 due to the impact of government stimulus measures, partially offset by charge-offs of certain loans with deferrals that expired in 2020. Credit card loans 30 days or more past due and still accruing interest decreased $692 million, and loans 90 days or more past due and still accruing interest decreased $416 million primarily due to charge-offs of certain loans with deferrals that expired in 2020 and the impact of government stimulus measures.
Unused lines of credit for credit card increased to $361.2 billion at December 31, 2021 from $342.4 billion at 2020.
Table 25 presents certain state concentrations for the credit card portfolio.

Table 25	Credit Card State Concentrations

	Outstandings		Accruing Past Due 90 Days or More (1)
	December 31				Net Charge-offs
(Dollars in millions)	2021	2020	2021	2020	2021	2020
California	$13,076	$12,543	$82	$166	$322	$419
Florida	8,046	7,666	71	135	245	306
Texas	6,894	6,499	47	87	158	202
New York	4,725	4,654	35	76	135	188
Washington	4,080	3,685	13	21	39	56
Other	44,617	43,661	239	418	824	1,178
Total credit card portfolio	$81,438	$78,708	$487	$903	$1,723	$2,349
(1)For information on our interest accrual policies and delinquency status for loan modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Direct/Indirect Consumer
At December 31, 2021, 47 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and recreational vehicle lending) and 53 percent was included in
GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio increased by $12.2 billion in 2021 to $103.6 billion driven by client demand for liquidity and high asset values in the securities-based lending portfolio.

63 Bank of America

Table 26 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 26	Direct/Indirect State Concentrations

	Outstandings		Accruing Past Due 90 Days or More (1)
	December 31				Net Charge-offs
(Dollars in millions)	2021	2020	2021	2020	2021	2020
California	$15,061	$12,248	$2	$6	$3	$20
Florida	13,352	10,891	1	4	1	20
Texas	9,505	8,981	2	6	2	20
New York	7,802	6,609	1	2	3	9
New Jersey	4,228	3,572	—	—	(3)	2
Other	53,612	49,062	5	15	(5)	51
Total direct/indirect loan portfolio	$103,560	$91,363	$11	$33	$1	$122
(1)For information on our interest accrual policies and delinquency status for loan modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 27 presents nonperforming consumer loans, leases and foreclosed properties activity during 2021 and 2020. During 2021, nonperforming consumer loans increased $264 million to $3.0 billion primarily driven by consumer real estate deferral activity.
At December 31, 2021, $888 million, or 30 percent of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at December 31, 2021, $1.4 billion, or 48 percent of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties decreased $22 million in 2021 to $101 million. Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties.

Table 27	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

(Dollars in millions)		2021	2020
Nonperforming loans and leases, January 1		$2,725	$2,053
Additions		2,006	2,278
Reductions:
Paydowns and payoffs		(625)	(440)
Sales		(4)	(38)
Returns to performing status (1)		(1,037)	(1,014)
Charge-offs		(64)	(78)
Transfers to foreclosed properties		(12)	(36)
Total net additions to nonperforming loans and leases		264	672
Total nonperforming loans and leases, December 31		2,989	2,725
Foreclosed properties, December 31 (2)		101	123
Nonperforming consumer loans, leases and foreclosed properties, December 31		$3,090	$2,848
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (3)		0.69%	0.64%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (3)		0.71	0.66
(1)Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.
(2)Foreclosed property balances do not include properties insured by certain government-guaranteed loans, principally FHA-insured, of $52 million and $119 million at December 31, 2021 and 2020.
(3)Outstanding consumer loans and leases exclude loans accounted for under the fair value option.

Bank of America 64

Table 28 presents TDRs for the consumer real estate portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 27.

Table 28	Consumer Real Estate Troubled Debt Restructurings

	December 31, 2021			December 31, 2020
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Residential mortgage (1, 2)	$1,498	$2,278	$3,776	$1,195	$2,899	$4,094
Home equity (3)	254	652	906	248	836	1,084
Total consumer real estate troubled debt restructurings	$1,752	$2,930	$4,682	$1,443	$3,735	$5,178
(1)At December 31, 2021 and 2020, residential mortgage TDRs deemed collateral dependent totaled $1.6 billion and $1.4 billion, and included $1.4 billion and $1.0 billion of loans classified as nonperforming and $279 million and $361 million of loans classified as performing.
(2)At December 31, 2021 and 2020, residential mortgage performing TDRs include $1.2 billion and $1.5 billion of loans that were fully-insured.
(3)At December 31, 2021 and 2020, home equity TDRs deemed collateral dependent totaled $370 million and $407 million, and include $222 million and $216 million of loans classified as nonperforming and $148 million and $191 million of loans classified as performing.
In addition to modifying consumer real estate loans, we work with customers who are experiencing financial difficulty by modifying credit card and other consumer loans. Credit card and other consumer loan modifications generally involve a reduction in the customer’s interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months.
Modifications of credit card and other consumer loans are made through programs utilizing direct customer contact, but may also utilize external programs. At December 31, 2021 and 2020, our credit card and other consumer TDR portfolio was $672 million and $701 million, of which $599 million and $614 million were current or less than 30 days past due under the modified terms.
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
Management of Commercial Credit Risk Concentrations
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure continue to be aligned with our risk appetite. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 33, 36 and 39 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, see Commercial Portfolio Credit Risk Management – Industry Concentrations on page 69 and Table 36.
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
Commercial Credit Portfolio
During 2021, commercial credit quality improved as the economic recovery gained momentum driven in part by increased consumer spending and COVID-19 vaccination progress. Accordingly, charge-offs, nonperforming commercial loans and reservable criticized utilized exposure declined during this period. Outstanding commercial loans and leases increased $44.4 billion during 2021 due to growth in commercial and industrial, primarily in Global Markets with most of the increase in investment grade exposures. This increase was partially offset by lower U.S. small business commercial loans due to repayments of PPP loans by the Small Business Administration (SBA) under the terms of the program. For more information on

65 Bank of America

PPP loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
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
The commercial allowance for loan and lease losses decreased $3.4 billion during 2021 to $5.4 billion driven by improvements in the macroeconomic outlook and credit quality. For more information, see Allowance for Credit Losses on page 73.
Total commercial utilized credit exposure increased $33.2 billion during 2021 to $653.5 billion primarily driven by higher loans and leases. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 56 percent at December 31, 2021 and 57 percent at December 31, 2020.
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

Table 29	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
	December 31
(Dollars in millions)	2021	2020	2021	2020	2021	2020
Loans and leases	$543,420	$499,065	$454,256	$404,740	$997,676	$903,805
Derivative assets (5)	35,344	47,179	—	—	35,344	47,179
Standby letters of credit and financial guarantees	34,389	34,616	639	538	35,028	35,154
Debt securities and other investments	19,427	22,618	4,638	4,827	24,065	27,445
Loans held-for-sale	13,185	8,378	16,581	9,556	29,766	17,934
Operating leases	5,935	6,424	—	—	5,935	6,424
Commercial letters of credit	1,176	855	247	280	1,423	1,135
Other	652	1,168	—	—	652	1,168
Total	$653,528	$620,303	$476,361	$419,941	$1,129,889	$1,040,244
(1)Commercial utilized exposure includes loans of $7.2 billion and $5.9 billion accounted for under the fair value option at December 31, 2021 and 2020.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $4.8 billion and $3.9 billion at December 31, 2021 and 2020.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.7 billion and $10.5 billion at December 31, 2021 and 2020.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $30.8 billion and $42.5 billion at December 31, 2021 and 2020. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $44.8 billion and $39.3 billion at December 31, 2021 and 2020, which consists primarily of other marketable securities.
Nonperforming commercial loans decreased $649 million. Table 30 presents our commercial loans and leases portfolio and related credit quality information at December 31, 2021 and 2020.

Table 30	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
	December 31
(Dollars in millions)	2021	2020	2021	2020	2021	2020
Commercial and industrial:
U.S. commercial	$325,936	$288,728	$825	$1,243	$171	$228
Non-U.S. commercial	113,266	90,460	268	418	19	10
Total commercial and industrial	439,202	379,188	1,093	1,661	190	238
Commercial real estate	63,009	60,364	382	404	40	6
Commercial lease financing	14,825	17,098	80	87	8	25
	517,036	456,650	1,555	2,152	238	269
U.S. small business commercial (1)	19,183	36,469	23	75	87	115
Commercial loans excluding loans accounted for under the fair value option	$536,219	$493,119	$1,578	$2,227	$325	$384
Loans accounted for under the fair value option (2)	7,201	5,946
Total commercial loans and leases	$543,420	$499,065
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option include U.S. commercial of $4.6 billion and $2.9 billion and non-U.S. commercial of $2.6 billion and $3.0 billion at December 31, 2021 and 2020. For more information on the fair value option, see Note 21 – Fair Value Option to the Consolidated Financial Statements.

Bank of America 66

Table 31 presents net charge-offs and related ratios for our commercial loans and leases for 2021 and 2020.

Table 31	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2021	2020	2021	2020
Commercial and industrial:
U.S. commercial	$(23)	$718	(0.01)%	0.23%
Non-U.S. commercial	35	155	0.04	0.15
Total commercial and industrial	12	873	—	0.21
Commercial real estate	34	270	0.06	0.43
Commercial lease financing	(1)	59	—	0.32
	45	1,202	0.01	0.24
U.S. small business commercial	351	267	1.19	0.86
Total commercial	$396	$1,469	0.08	0.28
(1)Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.
Table 32 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure decreased $16.3 billion during 2021, which was broad-based across industries. At December 31, 2021 and 2020, 87 percent and 79 percent of commercial reservable criticized utilized exposure was secured.

Table 32		Commercial Reservable Criticized Utilized Exposure (1, 2)

	December 31
(Dollars in millions)	2021		2020
Commercial and industrial:
U.S. commercial	$11,327	3.20%	$21,388	6.83%
Non-U.S. commercial	2,582	2.17	5,051	5.03
Total commercial and industrial	13,909	2.94	26,439	6.40
Commercial real estate	7,572	11.72	10,213	16.42
Commercial lease financing	387	2.61	714	4.18
	21,868	3.96	37,366	7.59
U.S. small business commercial	513	2.67	1,300	3.56
Total commercial reservable criticized utilized exposure	$22,381	3.91	$38,666	7.31
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $21.2 billion and $36.6 billion and commercial letters of credit of $1.2 billion and $2.1 billion at December 31, 2021 and 2020.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.
Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At December 31, 2021, 62 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 22 percent in Global Markets, 15 percent in GWIM (loans that provide financing for asset purchases, business investments and other liquidity needs for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $37.2 billion, or 13 percent, during 2021 primarily driven by Global Markets and Global Banking. Reservable criticized utilized exposure decreased $10.1 billion, driven by decreases across a broad range of industries.
Non-U.S. Commercial
At December 31, 2021, 69 percent of the non-U.S. commercial loan portfolio was managed in Global Banking, 30 percent in Global Markets and the remainder in GWIM. Non-U.S. commercial loans increased $22.8 billion, or 25 percent, during 2021 primarily in Global Markets. Reservable criticized utilized exposure decreased $2.5 billion, which was broad-based across industries. For information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 71.

Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans increased $2.6 billion, or four percent, during 2021 to $63.0 billion due to new originations outpacing paydowns. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 21 percent and 23 percent of the commercial real estate portfolio at December 31, 2021 and 2020. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms.
During 2021, we continued to see low default rates and varying degrees of improvement in certain geographic regions and property types of the portfolio. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures for management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Table 33 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

67 Bank of America

Table 33	Outstanding Commercial Real Estate Loans

	December 31
(Dollars in millions)	2021	2020
By Geographic Region
Northeast	$14,318	$11,628
California	13,145	14,028
Southwest	7,510	8,551
Southeast	6,758	6,588
Florida	4,367	4,294
Midwest	3,221	3,483
Illinois	2,878	2,594
Midsouth	2,289	2,370
Northwest	1,709	1,634
Non-U.S.	4,760	3,187
Other	2,054	2,007
Total outstanding commercial real estate loans	$63,009	$60,364
By Property Type
Non-residential
Office	$18,309	$17,667
Industrial / Warehouse	10,749	8,330
Multi-family rental	8,173	7,051
Shopping centers /Retail	6,502	7,931
Hotel / Motels	5,932	7,226
Unsecured	3,178	2,336
Multi-use	1,835	1,460
Other	7,238	7,146
Total non-residential	61,916	59,147
Residential	1,093	1,217
Total outstanding commercial real estate loans	$63,009	$60,364
U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking, and includes $4.7 billion and $22.7 billion of PPP loans outstanding at December 31, 2021 and 2020. The decline of $18.0 billion in PPP loans during 2021 was due to repayment of the loans by the SBA under the terms of the program. Excluding PPP, credit card-related products were 50 percent of the U.S. small business commercial portfolio at both December 31, 2021 and 2020 and represented 95 percent of net charge-offs in 2021 compared to 91 percent in 2020.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 34 presents the nonperforming commercial loans, leases and foreclosed properties activity during 2021 and 2020. Nonperforming loans do not include loans accounted for under the fair value option. During 2021, nonperforming commercial loans and leases decreased $649 million to $1.6 billion. At December 31, 2021, 88 percent of commercial nonperforming loans, leases and foreclosed properties were secured and 54 percent were contractually current. Commercial nonperforming loans were carried at 90 percent of their unpaid principal balance, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

Table 34	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

(Dollars in millions)	2021	2020
Nonperforming loans and leases, January 1	$2,227	$1,499
Additions	1,622	3,518
Reductions:
Paydowns	(1,163)	(1,002)
Sales	(199)	(350)
Returns to performing status (3)	(264)	(172)
Charge-offs	(254)	(1,208)
Transfers to foreclosed properties	—	(2)
Transfers to loans held-for-sale	(391)	(56)
Total net additions (reductions) to nonperforming loans and leases	(649)	728
Total nonperforming loans and leases, December 31	1,578	2,227
Foreclosed properties, December 31	29	41
Nonperforming commercial loans, leases and foreclosed properties, December 31	$1,607	$2,268
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.29%	0.45%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.30	0.46
(1)Balances do not include nonperforming loans held-for-sale of $264 million and $359 million at December 31, 2021 and 2020.
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

Bank of America 68

Table 35 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and small business loans. The renegotiated small business card loans are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due.

Table 35	Commercial Troubled Debt Restructurings

	December 31, 2021			December 31, 2020
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Commercial and industrial:
U.S. commercial	$359	$685	$1,044	$509	$850	$1,359
Non-U.S. commercial	72	8	80	49	119	168
Total commercial and industrial	431	693	1,124	558	969	1,527
Commercial real estate	244	437	681	137	—	137
Commercial lease financing	50	7	57	42	2	44
	725	1,137	1,862	737	971	1,708
U.S. small business commercial	—	38	38	—	29	29
Total commercial troubled debt restructurings	$725	$1,175	$1,900	$737	$1,000	$1,737
Industry Concentrations
Table 36 presents commercial committed and utilized credit exposure by industry. Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $89.6 billion, or nine percent, during 2021 to $1.1 trillion. The increase in commercial committed exposure was concentrated in the Asset managers and funds, Finance companies and Utilities industry sectors. Increases were partially offset by decreased exposure to the Government and public education and Automobiles and components industry sectors.
Industry limits are used internally to manage industry concentrations and are based on committed exposure that is determined on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring.
Asset managers and funds, our largest industry concentration with committed exposure of $136.9 billion, increased $36.6 billion, or 37 percent, during 2021, which was primarily driven by secured investment grade exposures.

Real estate, our second largest industry concentration with committed exposure of $96.2 billion, increased $4.5 billion, or five percent, during 2021. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 67.
Finance companies, our third largest industry concentration with committed exposure of $86.0 billion, increased $16.0 billion, or 23 percent during 2021, with the growth largely occurring in Consumer Finance, Thrifts and Mortgage Finance and Diversified Financials.
Given the widespread impact of the pandemic on the U.S. and global economy, a number of industries have been and will likely continue to be adversely impacted. We continue to monitor all industries, particularly higher risk industries that are experiencing or could experience a more significant impact to their financial condition.

69 Bank of America

Table 36	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
	December 31
(Dollars in millions)	2021	2020	2021	2020
Asset managers & funds	$89,786	$67,360	$136,914	$100,296
Real estate (3)	69,384	68,967	96,202	91,730
Finance companies	59,327	46,948	86,009	70,004
Capital goods	42,784	39,807	84,293	80,815
Healthcare equipment and services	32,003	33,488	58,195	57,540
Materials	25,133	24,516	53,652	50,757
Retailing	24,514	23,700	50,816	48,306
Government & public education	37,597	41,669	50,066	56,212
Consumer services	28,172	31,993	48,052	47,997
Food, beverage and tobacco	21,584	22,755	45,419	44,417
Commercial services and supplies	22,390	21,107	42,451	38,092
Individuals and trusts	29,752	24,727	39,869	34,036
Utilities	17,082	12,387	36,855	29,234
Energy	14,217	13,930	34,136	32,974
Transportation	21,079	23,126	32,015	33,082
Software and services	10,663	10,853	27,643	22,524
Technology hardware and equipment	10,159	9,935	26,910	24,196
Media	12,495	12,632	26,318	24,120
Global commercial banks	20,062	20,544	21,390	22,595
Telecommunication services	10,056	9,411	21,270	15,605
Consumer durables and apparel	9,740	9,232	21,226	20,223
Pharmaceuticals and biotechnology	5,608	4,830	19,439	15,901
Automobiles and components	9,236	10,792	17,052	20,575
Vehicle dealers	11,030	15,028	15,678	18,696
Insurance	5,743	5,772	14,323	13,277
Food and staples retailing	6,902	5,209	12,226	11,795
Financial markets infrastructure (clearinghouses)	3,876	4,939	6,076	8,648
Religious and social organizations	3,154	4,646	5,394	6,597
Total commercial credit exposure by industry	$653,528	$620,303	$1,129,889	$1,040,244
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.7 billion and $10.5 billion at December 31, 2021 and 2020.
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
At December 31, 2021 and 2020, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $2.6 billion and $4.2 billion. We recorded net losses of $91 million in 2021 compared to net losses of $240 million in 2020. The gains and losses on these instruments were offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 43. For more information, see Trading Risk Management on page 76.
Tables 37 and 38 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at December 31, 2021 and 2020.

Table 37	Net Credit Default Protection by Maturity

	December 31
	2021	2020
Less than or equal to one year	34%	65%
Greater than one year and less than or equal to five years	62	34
Greater than five years	4	1
Total net credit default protection	100%	100%

Table 38	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
	December 31
(Dollars in millions)	2021		2020
Ratings (2, 3)
A	$(350)	13.4%	$(250)	6.0%
BBB	(710)	27.1	(1,856)	44.5
BB	(809)	30.9	(1,363)	32.7
B	(659)	25.2	(465)	11.2
CCC and below	(35)	1.3	(182)	4.4
NR (4)	(55)	2.1	(54)	1.2
Total net credit default protection	$(2,618)	100.0%	$(4,170)	100.0%
(1)Represents net credit default protection purchased.
(2)Ratings are refreshed on a quarterly basis.
(3)Ratings of BBB- or higher are considered to meet the definition of investment grade.
(4)NR is comprised of index positions held and any names that have not been rated.

Bank of America 70

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
Table 39 presents our 20 largest non-U.S. country exposures at December 31, 2021. These exposures accounted for 89 percent and 90 percent of our total non-U.S. exposure at December 31, 2021 and 2020. Net country exposure for these 20 countries increased $10.5 billion in 2021 primarily driven by increases in Australia, Canada and France, partially offset by reductions in Germany and the United Kingdom.
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

Table 39	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments		Country Exposure at December 31 2021	Hedges and Credit Default Protection	Net Country Exposure at December 31 2021	Increase (Decrease) from December 31 2020
United Kingdom	$32,062	$15,858	$5,932	$2,399		$56,251	$(1,282)	$54,969	$(4,503)
Germany	21,397	9,790	1,794	1,807		34,788	(963)	33,825	(11,078)
Canada	9,138	12,783	1,441	3,551		26,913	(602)	26,311	5,177
France	12,393	8,234	1,391	3,710		25,728	(821)	24,907	4,116
Australia	9,194	9,078	434	2,812		21,518	(214)	21,304	8,217
Japan	14,812	1,528	1,308	371		18,019	(757)	17,262	(234)
Brazil	6,814	1,382	526	4,227		12,949	(199)	12,750	2,457
China	9,941	689	894	1,370		12,894	(312)	12,582	(838)
Singapore	3,914	709	249	5,850		10,722	(57)	10,665	1,383
Netherlands	3,839	4,780	452	950		10,021	(425)	9,596	(88)
India	6,485	388	470	1,454		8,797	(166)	8,631	820
Switzerland	5,072	3,125	277	338		8,812	(237)	8,575	1,680
South Korea	5,800	771	545	1,191		8,307	(155)	8,152	(399)
Hong Kong	5,523	315	338	1,167		7,343	(16)	7,327	790
Mexico	4,333	1,577	136	629	j	6,675	(213)	6,462	175
Spain	2,482	2,126	473	1,198		6,279	(359)	5,920	1,104
Ireland	4,037	1,019	136	376		5,568	(29)	5,539	1,374
Italy	2,843	1,098	348	1,484		5,773	(569)	5,204	(488)
Belgium	2,548	1,516	462	687		5,213	(182)	5,031	64
United Arab Emirates	2,942	329	36	234		3,541	(47)	3,494	807
Total top 20 non-U.S. countries exposure	$165,569	$77,095	$17,642	$35,805		$296,111	$(7,605)	$288,506	$10,536

71 Bank of America

Our largest non-U.S. country exposure at December 31, 2021 was the United Kingdom with net exposure of $55.0 billion, which represents a $4.5 billion decrease from December 31, 2020. Our second largest non-U.S. country exposure was Germany with net exposure of $33.8 billion at December 31, 2021, a $11.1 billion decrease from December 31, 2020. The decrease in both of these countries was primarily driven by a reduction in deposits with central banks.
In light of the global pandemic, we are monitoring our non-U.S. exposure closely, particularly in countries where restrictions on certain activities, in an attempt to contain the spread and impact of the virus, have affected and will likely continue to adversely affect economic activity.

The impact of COVID-19 could have an adverse impact on the global economy for a prolonged period of time. For more information on how the pandemic may affect our operations, see Executive Summary – Recent Developments – COVID-19 Pandemic on page 27 and Part 1. Item 1A. Risk Factors on page 7.
Loan and Lease Contractual Maturities
Table 40 disaggregates total outstanding loans and leases by remaining contractual maturities and interest rates. The amounts provided do not reflect prepayment assumptions or hedging activities related to the loan portfolio. For information on the asset sensitivity of our total banking book balance sheet, see Interest Rate Risk Management for the Banking Book on page 79.

Table 40	Loan and Lease Contractual Maturities (1)

	December 31, 2021
(Dollars in millions)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through 15 Years	Due After 15 Years	Total
Residential mortgage	$175	$702	$48,614	$172,751	$222,242
Home equity	1,596	92	6,159	20,427	28,274
Credit card	81,438	—	—	—	81,438
Direct/Indirect consumer	54,080	30,940	14,535	4,005	103,560
Other consumer	190	—	—	—	190
Total consumer loans	$137,479	$31,734	$69,308	$197,183	$435,704
U.S. commercial	$93,480	$195,157	$39,370	$2,505	$330,512
Non-U.S. commercial	42,570	50,514	21,754	1,053	115,891
Commercial real estate	16,322	42,363	3,386	938	63,009
Commercial lease financing	1,349	8,676	3,865	935	14,825
U.S. small business commercial	9,428	3,895	5,656	204	19,183
Total commercial loans	$163,149	$300,605	$74,031	$5,635	$543,420
Total loans and leases	$300,628	$332,339	$143,339	$202,818	$979,124

	Amount due in one year or less at:		Amount due after one year at:
(Dollars in millions)	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Total
Residential mortgage	$18	$157	$80,967	$141,100	$222,242
Home equity	98	1,498	25,982	696	28,274
Credit card	77,151	4,287	—	—	81,438
Direct/Indirect consumer	48,424	5,656	2,551	46,929	103,560
Other consumer	—	190	—	—	190
Total consumer loans	$125,691	$11,788	$109,500	$188,725	$435,704
U.S. commercial	$84,398	$9,082	$190,978	$46,054	$330,512
Non-U.S. commercial	39,472	3,098	70,817	2,504	115,891
Commercial real estate	15,673	649	44,626	2,061	63,009
Commercial lease financing	187	1,162	1,560	11,916	14,825
U.S. small business commercial	5,150	4,278	98	9,657	19,183
Total commercial loans	$144,880	$18,269	$308,079	$72,192	$543,420
Total loans and leases	$270,571	$30,057	$417,579	$260,917	$979,124
(1)Includes loans accounted for under the fair value option.

Bank of America 72

Allowance for Credit Losses
The allowance for credit losses decreased $6.8 billion from December 31, 2020 to $13.8 billion at December 31, 2021, which included a $3.8 billion reserve decrease related to the commercial portfolio and a $3.1 billion reserve decrease related to the consumer portfolio. The decreases were primarily driven by improvements in the macroeconomic outlook and credit quality.
Table 41 presents an allocation of the allowance for credit losses by product type at December 31, 2021 and 2020.

Table 41	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	December 31, 2021			December 31, 2020
Allowance for loan and lease losses
Residential mortgage	$351	2.83%	0.16%	$459	2.44%	0.21%
Home equity	206	1.66	0.74	399	2.12	1.16
Credit card	5,907	47.70	7.25	8,420	44.79	10.70
Direct/Indirect consumer	523	4.22	0.51	752	4.00	0.82
Other consumer	46	0.37	n/m	41	0.22	n/m
Total consumer	7,033	56.78	1.62	10,071	53.57	2.35
U.S. commercial (2)	3,019	24.37	0.87	5,043	26.82	1.55
Non-U.S. commercial	975	7.87	0.86	1,241	6.60	1.37
Commercial real estate	1,292	10.43	2.05	2,285	12.15	3.79
Commercial lease financing	68	0.55	0.46	162	0.86	0.95
Total commercial	5,354	43.22	1.00	8,731	46.43	1.77
Allowance for loan and lease losses	12,387	100.00%	1.28	18,802	100.00%	2.04
Reserve for unfunded lending commitments	1,456			1,878
Allowance for credit losses	$13,843			$20,680
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $1.2 billion and $1.5 billion at December 31, 2021 and 2020.
n/m = not meaningful
Net charge-offs for 2021 were $2.2 billion compared to $4.1 billion in 2020 driven by decreases across most products. The provision for credit losses decreased $15.9 billion to a $4.6 billion benefit during 2021 compared to 2020. The allowance for credit losses had a reserve release of $6.8 billion for 2021, primarily driven by improvements in the macroeconomic outlook and credit quality. The provision for credit losses for the consumer portfolio, including unfunded lending commitments, decreased $6.1 billion to a benefit of $1.2 billion during 2021 compared to 2020. The provision for credit losses for the commercial portfolio, including unfunded lending commitments, decreased $9.8 billion to a $3.4 billion benefit for 2021 compared to 2020.
Table 42 presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for 2021 and 2020. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

73 Bank of America

Table 42	Allowance for Credit Losses

(Dollars in millions)		2021	2020
Allowance for loan and lease losses, January 1		$18,802	$12,358
Loans and leases charged off
Residential mortgage		(34)	(40)
Home equity		(44)	(58)
Credit card		(2,411)	(2,967)
Direct/Indirect consumer		(297)	(372)
Other consumer		(292)	(307)
Total consumer charge-offs		(3,078)	(3,744)
U.S. commercial (1)		(626)	(1,163)
Non-U.S. commercial		(47)	(168)
Commercial real estate		(46)	(275)
Commercial lease financing		—	(69)
Total commercial charge-offs		(719)	(1,675)
Total loans and leases charged off		(3,797)	(5,419)
Recoveries of loans and leases previously charged off
Residential mortgage		62	70
Home equity		163	131
Credit card		688	618
Direct/Indirect consumer		296	250
Other consumer		22	23
Total consumer recoveries		1,231	1,092
U.S. commercial (2)		298	178
Non-U.S. commercial		12	13
Commercial real estate		12	5
Commercial lease financing		1	10
Total commercial recoveries		323	206
Total recoveries of loans and leases previously charged off		1,554	1,298
Net charge-offs		(2,243)	(4,121)
Provision for loan and lease losses		(4,173)	10,565
Other		1	—
Allowance for loan and lease losses, December 31		12,387	18,802
Reserve for unfunded lending commitments, January 1		1,878	1,123
Provision for unfunded lending commitments		(421)	755
Other		(1)	—
Reserve for unfunded lending commitments, December 31		1,456	1,878
Allowance for credit losses, December 31		$13,843	$20,680

Loan and allowance ratios (3) :
Loans and leases outstanding at December 31		$971,305	$921,180
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31		1.28%	2.04%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31		1.62	2.35
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31		1.00	1.77
Average loans and leases outstanding		$913,354	$974,281
Annualized net charge-offs as a percentage of average loans and leases outstanding		0.25%	0.42%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31		271	380
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs		5.52	4.56
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (4)		$7,027	$9,854
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (4)		117%	181%
(1)Includes U.S. small business commercial charge-offs of $425 million in 2021 compared to $321 million in 2020.
(2)Includes U.S. small business commercial recoveries of $74 million for 2021 compared to $54 million in 2020.
(3)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(4)Primarily includes amounts related to credit card and unsecured consumer lending portfolios in Consumer Banking.

Bank of America 74

Market Risk Management
Market risk is the risk that changes in market conditions may adversely impact the value of assets or liabilities, or otherwise negatively impact earnings. This risk is inherent in the financial instruments associated with our operations, primarily within our Global Markets segment. We are also exposed to these risks in other areas of the Corporation (e.g., our ALM activities). In the event of market stress, these risks could have a material impact on our results. For more information, see Interest Rate Risk Management for the Banking Book on page 79.
We have been affected, and may continue to be affected, by market stress resulting from the pandemic that began in the first quarter of 2020. For more information, see Part 1. Item 1A. Risk Factors – Coronavirus Disease on page 8.
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
Mortgage Risk
Mortgage risk represents exposures to changes in the values of mortgage-related instruments. The values of these instruments are sensitive to prepayment rates, mortgage rates, agency debt ratings, default, market liquidity, government participation and interest rate volatility. Our exposure to these instruments takes several forms. For example, we trade and engage in market-making activities in a variety of mortgage securities including whole loans, pass-through certificates, commercial mortgages and collateralized mortgage obligations including collateralized debt obligations using mortgages as underlying collateral. In addition, we originate a variety of MBS, which involves the accumulation of mortgage-related loans in anticipation of eventual securitization, and we may hold positions in mortgage securities and residential mortgage loans as part of the ALM portfolio. We also record MSRs as part of our mortgage origination activities. Hedging instruments used to mitigate this risk include derivatives such as options, swaps, futures and forwards as well as securities including MBS and U.S. Treasury securities. For more information, see Mortgage Banking Risk Management on page 80.
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

75 Bank of America

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
VaR may not be indicative of realized revenue volatility as changes in market conditions or in the composition of the portfolio can have a material impact on the results. In particular, the historical data used for the VaR calculation might indicate higher or lower levels of portfolio diversification than will be experienced. In order for the VaR model to reflect current market conditions, we update the historical data underlying our VaR model on a weekly basis, or more frequently during periods of market stress, and regularly review the assumptions underlying the model. A minor portion of risks related to our trading positions is not included in VaR. These risks are reviewed as part of our ICAAP. For more information regarding ICAAP, see Capital Management on page 49.
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
Table 43 presents the total market-based portfolio VaR, which is the combination of the total covered positions (and less liquid trading positions) portfolio and the fair value option portfolio. Covered positions are defined by regulatory standards as trading assets and liabilities, both on- and off-balance sheet, that meet a defined set of specifications. These specifications identify the most liquid trading positions which are intended to be held for a short-term horizon and where we are able to hedge the material risk elements in a two-way market. Positions in less liquid markets, or where there are restrictions on the ability to trade the positions, typically do not qualify as covered positions. Foreign exchange and commodity positions are always considered covered positions, except for structural foreign currency positions that are excluded with prior regulatory approval.

Bank of America 76

In addition, Table 43 presents our fair value option portfolio, which includes substantially all of the funded and unfunded exposures for which we elect the fair value option, and their corresponding hedges. Additionally, market risk VaR for trading activities as presented in Table 43 differs from VaR used for regulatory capital calculations due to the holding period being used. The holding period for VaR used for regulatory capital calculations is 10 days, while for the market risk VaR presented below, it is one day. Both measures utilize the same process and methodology.
The total market-based portfolio VaR results in Table 43 include market risk to which we are exposed from all business segments, excluding credit valuation adjustment (CVA), DVA and related hedges. The majority of this portfolio is within the Global Markets segment.
Table 43 presents year-end, average, high and low daily trading VaR for 2021 and 2020 using a 99 percent confidence level. The amounts disclosed in Table 43 and Table 44 align to the view of covered positions used in the Basel 3 capital calculations. Foreign exchange and commodity positions are always considered covered positions, regardless of trading or banking treatment for the trade, except for structural foreign currency positions that are excluded with prior regulatory approval.
The annual average of total covered positions and less liquid trading positions portfolio VaR decreased for 2021 compared to 2020 primarily due to an increase in diversification across asset classes.

Table 43	Market Risk VaR for Trading Activities

	2021				2020
(Dollars in millions)	Year End	Average	High (1)	Low (1)	Year End	Average	High (1)	Low (1)
Foreign exchange	$11	$12	$21	$5	$8	$7	$25	$2
Interest rate	54	40	80	16	30	19	39	7
Credit	73	69	84	53	79	58	91	25
Equity	21	24	35	19	20	24	162	12
Commodities	6	8	28	4	4	6	12	3
Portfolio diversification	(114)	(100)	—	—	(72)	(61)	—	—
Total covered positions portfolio	51	53	85	34	69	53	171	27
Impact from less liquid exposures (2)	8	20	—	—	52	27	—	—
Total covered positions and less liquid trading positions portfolio	59	73	125	46	121	80	169	30
Fair value option loans	51	50	65	31	52	52	84	7
Fair value option hedges	15	16	20	11	11	13	17	9
Fair value option portfolio diversification	(27)	(32)	—	—	(17)	(24)	—	—
Total fair value option portfolio	39	34	53	23	46	41	86	9
Portfolio diversification	(24)	(10)	—	—	(4)	(15)	—	—
Total market-based portfolio	$74	$97	169	54	$163	$106	171	32
(1)The high and low for each portfolio may have occurred on different trading days than the high and low for the components. Therefore the impact from less liquid exposures and the amount of portfolio diversification, which is the difference between the total portfolio and the sum of the individual components, is not relevant.
(2)Impact is net of diversification effects between the covered positions and less liquid trading positions portfolios.
The graph below presents the daily covered positions and less liquid trading positions portfolio VaR for 2021, corresponding to the data in Table 43.

77 Bank of America

Additional VaR statistics produced within our single VaR model are provided in Table 44 at the same level of detail as in Table 43. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio, as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 44 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for 2021 and 2020.

Table 44	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	2021		2020
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$12	$8	$7	$4
Interest rate	40	20	19	9
Credit	69	21	58	18
Equity	24	12	24	13
Commodities	8	4	6	3
Portfolio diversification	(100)	(39)	(61)	(26)
Total covered positions portfolio	53	26	53	21
Impact from less liquid exposures	20	2	27	2
Total covered positions and less liquid trading positions portfolio	73	28	80	23
Fair value option loans	50	12	52	13
Fair value option hedges	16	9	13	7
Fair value option portfolio diversification	(32)	(9)	(24)	(8)
Total fair value option portfolio	34	12	41	12
Portfolio diversification	(10)	(7)	(15)	(6)
Total market-based portfolio	$97	$33	$106	$29
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
During 2021, there were two days where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period.
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
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for 2021 and 2020. During 2021, positive trading-related revenue was recorded for 97 percent of the trading days, of which 80 percent were daily trading gains of over $25 million, and the largest loss was $45 million. This compares to 2020 where positive trading-related revenue was recorded for 98 percent of the trading days, of which 87 percent were daily trading gains of over $25 million, and the largest loss was $90 million.

Bank of America 78

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
Stress testing for the trading portfolio is integrated with enterprise-wide stress testing and incorporated into the limits framework. The macroeconomic scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For more information, see Managing Risk on page 46.
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
Table 45 presents the spot and 12-month forward rates used in our baseline forecasts at December 31, 2021 and 2020.

Table 45	Forward Rates

	December 31, 2021
	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	0.25%	0.21%	1.58%
12-month forward rates	1.00	1.07	1.84

	December 31, 2020
Spot rates	0.25%	0.24%	0.93%
12-month forward rates	0.25	0.19	1.06
Table 46 shows the pretax impact to forecasted net interest income over the next 12 months from December 31, 2021 and 2020 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically, we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment. The interest rate scenarios also assume U.S. dollar rates are floored at zero.
During 2021, the overall decrease in asset sensitivity of our balance sheet to Up-rate and Down-rate scenarios was primarily due to ALM activity and an increase in long-end rates. We continue to be asset sensitive to a parallel upward move in interest rates with the majority of that impact coming from the short end of the yield curve. Additionally, higher interest rates impact the fair value of debt securities and, accordingly, for debt securities classified as AFS, may adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital is reduced over time by offsetting positive impacts to net interest income. For more information on Basel 3, see Capital Management – Regulatory Capital on page 50.

Table 46	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes

	Short Rate (bps)	Long Rate (bps)
			December 31
(Dollars in millions)			2021	2020
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$6,542	$10,468
-25 bps instantaneous shift	-25	-25	(2,092)	(2,766)
Flatteners
Short-end instantaneous change	+100	—	4,982	6,321
Long-end instantaneous change	—	-25	(735)	(1,686)
Steepeners
Short-end instantaneous change	-25	—	(1,344)	(1,084)
Long-end instantaneous change	—	+100	1,646	4,333
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

79 Bank of America

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
The derivatives used in our ALM activities can be split into two broad categories: designated accounting hedges and other risk management derivatives. Designated accounting hedges are primarily used to manage our exposure to interest rates as described in the Interest Rate Risk Management for the Banking Book section and are included in the sensitivities presented in Table 46. The Corporation also uses foreign currency derivatives in accounting hedges to manage substantially all of the foreign exchange risk of our foreign operations. By hedging the foreign exchange risk of our foreign operations, the Corporation's market risk exposure in this area is insignificant.
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
During 2021, 2020 and 2019, we recorded gains of $39 million, $321 million and $291 million. For more information on MSRs, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements.
Compliance and Operational Risk Management
Compliance risk is the risk of legal or regulatory sanctions, material financial loss or damage to the reputation of the Corporation arising from the failure of the Corporation to comply with the requirements of applicable laws, rules, regulations and our internal policies and procedures (collectively, applicable laws, rules and regulations). We are subject to comprehensive regulation under federal and state laws, rules and regulations in the U.S. and the laws of the various jurisdictions in which we operate, including those related to financial crimes and anti-money laundering, market conduct, trading activities, fair lending, privacy, data protection and unfair, deceptive or abusive acts or practices.
Operational risk is the risk of loss resulting from inadequate or failed processes or systems, people or external events, and includes legal risk. Operational risk may occur anywhere in the Corporation, including third-party business processes, and is not limited to operations functions. The Corporation faces a number of key operational risks including third-party risk, model risk, conduct risk, technology risk, information security risk and data risk. Operational risk can result in financial losses and reputational impacts and is a component in the calculation of total RWA used in the Basel 3 capital calculation. For more information on Basel 3 calculations, see Capital Management on page 49.
FLUs and control functions are first and foremost responsible for managing all aspects of their businesses, including their compliance and operational risk. FLUs and control functions are required to understand their business processes and related risks and controls, including third-party dependencies and the related regulatory requirements, and monitor and report on the effectiveness of the control environment. In order to actively monitor and assess the performance of their processes and controls, they must conduct comprehensive quality assurance activities and identify issues and risks to remediate control gaps and weaknesses. FLUs and control functions must also adhere to compliance and operational risk appetite limits to meet strategic, capital and financial planning objectives. Finally, FLUs and control functions are responsible for the proactive identification, management and escalation of compliance and operational risks across the Corporation. Collectively, these efforts are important to strengthen their compliance and operational resiliency, which is the ability to deliver critical operations through disruption.

Bank of America 80

Global Compliance and Operational Risk teams independently assess compliance and operational risk, monitor business activities and processes and evaluate FLUs and control functions for adherence to applicable laws, rules and regulations, including identifying issues and risks, determining and developing tests to be conducted by the Enterprise Independent Testing unit and reporting on the state of the control environment. Enterprise Independent Testing, an independent testing function within GRM, works with Global Compliance and Operational Risk, the FLUs and control functions in the identification of testing needs and test design, and is accountable for test execution, reporting and analysis of results. Corporate Audit provides an independent assessment and validation through testing of key compliance and operational risk processes and controls across the Corporation.
The Corporation's Global Compliance Enterprise Policy and Operational Risk Management – Enterprise Policy set the requirements for reporting compliance and operational risk information to executive management as well as the Board or appropriate Board-level committees and reflect Global Compliance and Operational Risk’s responsibilities for conducting independent oversight of the Corporation’s compliance and operational risk management activities. The Board provides oversight of compliance risk through its Audit Committee and the ERC, and operational risk through its ERC.
A key operational risk facing the Corporation is information security, which includes cybersecurity. Cybersecurity risk represents, among other things, exposure to failures or interruptions of service or breaches of security, including as a result of malicious technological attacks, that impact the confidentiality, availability or integrity of our or third parties' operations, systems or data. The Corporation seeks to mitigate information security risk and associated reputational and compliance risk by employing a multi-layered and intelligence-led Global Information Security Program, which is focused on preparing for, preventing, detecting, mitigating, responding to and recovering from cyber threats and incidents and ensuring the Corporation’s processes operate effectively and mitigate the aforementioned risks.
The Global Information Security Program is supported by three lines of defense. The Global Information Security Team within the first line of defense is responsible for the day-to-day management of the Global Information Security Program, which includes defining policies and procedures to safeguard the Corporation’s information systems and data, conducting vulnerability and third-party information security assessments, information security event management (e.g., responding to ransomware and distributed denial of service attacks), evaluation of external cyber intelligence, supporting industry cybersecurity efforts and working with governmental agencies, as well as developing employee training to support adherence to the Corporation’s policies and procedures. As the second line of defense, Global Compliance and Operational Risk independently assesses, monitors and tests information security risk across the Corporation as well as the effectiveness of the Global Information Security Program. Corporate Audit serves as the third line of defense, conducting additional independent review and validation of the first line processes and functions.

Through established governance structures, we have processes to help facilitate appropriate and effective oversight of information security risk. These routines enable our three lines of defense and management to debate information security risks and monitor control performance to allow for further escalation to executive management, management and Board-level committees or to the Board, as appropriate. The Board is actively engaged in the oversight of Bank of America’s Global Information Security Program, primarily through the ERC.
Reputational Risk Management
Reputational risk is the risk that negative perception of the Corporation may adversely impact profitability or operations. Reputational risk may result from many of the Corporation’s activities, including those related to the management of our strategic, operational, compliance and credit risks.
The Corporation manages reputational risk through established policies and controls embedded throughout its business and risk management processes. We proactively monitor and identify potential reputational risk events and have processes established to mitigate reputational risks in a timely manner. If reputational risk events occur, we focus on remediating the underlying issue and taking action to minimize damage to the Corporation’s reputation. The Corporation has processes and procedures in place to respond to events that give rise to reputational risk, including educating individuals and organizations that influence public opinion, implementing external communication strategies to mitigate the risk, and informing key stakeholders of potential reputational risks. The Corporation’s organization and governance structure provides oversight of reputational risks. Reputational risk reporting is provided regularly and directly to management and the ERC, which provides primary oversight of reputational risk. In addition, each FLU has a committee, which includes representatives from Legal and Risk, that is responsible for the oversight of reputational risk, including approval for business activities that present elevated levels of reputational risks.
Climate Risk Management
Climate-related risks are divided into two major categories: (1) risks related to the transition to a low-carbon economy, which may entail extensive policy, legal, technology and market changes, and (2) risks related to the physical impacts of climate change, driven by extreme weather events, such as hurricanes and floods, as well as chronic longer-term shifts, such as rising average global temperatures and sea-level rise. These changes and events can have broad impacts on operations, supply chains, distribution networks, customers and markets and are otherwise referred to, respectively, as transition risk and physical risk. These risks can impact both financial and nonfinancial risk types. The impacts of transition risk can lead to and amplify credit risk or market risk by reducing our customers’ operating income or the value of their assets as well as expose us to reputational and/or litigation risk due to increased regulatory scrutiny or negative public sentiment. Physical risk can lead to increased credit risk by diminishing borrowers’ repayment capacity or impacting the value of collateral. In addition, it could pose increased operational risk to our facilities and people.

81 Bank of America

Effective management of climate risk requires coordinated governance, clearly defined roles and responsibilities and well-developed processes to identify, measure, monitor and control risks. We continue to build out and enhance our climate risk management capabilities. As climate risk is interconnected with all key risk types, we have developed and continue to enhance processes to embed climate risk considerations into our Risk Framework and risk management programs established for strategic, credit, market, liquidity, compliance, operational and reputational risks. Our Environmental and Social Risk Policy Framework (ESRPF) aligns with our Risk Framework and provides additional clarity and transparency regarding our approach to environmental and social risks, inclusive of climate risk.
Our governance framework establishes oversight of climate risk practices and strategies by the Board, supported by its Corporate Governance, ESG, and Sustainability Committee and ERC, as well as the MRC and the Global ESG Committee, both of which are management-level committees comprised of senior leaders across every major FLU and control function.
Our climate risk management efforts are overseen by the Global Climate Risk Executive who reports to the CRO. The Global Climate Risk Executive chairs the Climate Risk Steering Council, which meets monthly and shapes our approach to managing climate-related risks in line with our Risk Framework.
As outlined in our ESRPF, we are focused on supporting and financing areas critical to the transition to a low-carbon economy. Accordingly, we have a goal, publicly announced in early 2021, to achieve net zero greenhouse gas emissions in our financing activities, operations and supply chain before 2050 (Net Zero Goal). More broadly, achieving this goal will require technological advances, clearly defined roadmaps for industry sectors, public policies, and better emissions data reporting, as well as ongoing, strong and active engagement with clients, suppliers, investors, government officials and other stakeholders.
Our progress towards achieving our Net Zero Goal is based on establishing the baseline for emissions associated with our financing activities often referred to as financed emissions. Currently, we are using the Partnership for Carbon Accounting Financials methodology to assess our financed emissions. Additionally, given the urgency required to address climate change, we helped to launch the Net Zero Banking Alliance (NZBA) in April 2021, which outlines guidelines for banks to achieve net zero greenhouse gas emissions including requirements for setting interim targets. As a member of NZBA, the Corporation and more than 100 other financial institution members representing more than 40 percent of the world’s banking assets, have committed to set emission reduction targets for 2030. We plan to begin disclosure of financed emissions by 2023, and set 2030 targets for the significant majority of emissions in our portfolio.
In 2021, we also announced a goal to deploy $1 trillion by 2030 to accelerate the transition to a low-carbon, sustainable economy by providing lending, capital raising, advisory and investment services, and by developing other client-driven financial solutions. This commitment anchors a broader $1.5 trillion sustainable finance goal to support both environmental transition and social inclusive development, which spans business activities across the globe. These goals are intended to help drive business opportunities and enhance risk management related to the transition to a low-carbon economy.
For more information about climate risk, see the Bank of America website. For more information about the Corporation’s climate-related goals and commitments, including emissions associated with our operations and supply chain and progress on our sustainable finance goals, see the Corporation’s 2021 Annual Report to shareholders that will be available on the Investor Relations portion of our website in March 2022. The contents of the Corporation’s website and 2021 Annual Report to shareholders are not incorporated by reference into this Annual Report on Form 10-K.
The foregoing discussion and our discussion in the 2021 Annual Report to shareholders regarding our goals and commitments with respect to climate risk management, including environmental transition considerations, include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future results or performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.
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

Bank of America 82

Allowance for Credit Losses
The allowance for credit losses includes the allowance for loan and lease losses and the reserve for unfunded lending commitments. Our process for determining the allowance for credit losses is discussed in Note 1 – Summary of Significant Accounting Principles and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.
The determination of allowance for credit losses is based on numerous estimates and assumptions, which require a high degree of judgment and are often interrelated. A critical judgment in the process is the weighting of our forward-looking macroeconomic scenarios that are incorporated into our quantitative models. As any one economic outlook is inherently uncertain, the Corporation uses multiple macroeconomic scenarios in its expected credit losses (ECL) calculation, which have included a baseline scenario, which is derived from consensus estimates, downside scenarios, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario. Beginning in 2020, the scenarios incorporated the potential impacts of the pandemic and, beginning in the second quarter in 2021, an additional scenario was added to account for inflationary risk and higher interest rates. Generally, as the consensus estimates improve or deteriorate, the allowance for credit losses will change in a similar direction.
There are multiple variables that drive the macroeconomic scenarios with the key variables including, but not limited to, U.S. gross domestic product (GDP) and unemployment rates. As of December 31, 2020, the weighted macroeconomic outlook for U.S. average unemployment rate was forecasted at 6.6 percent, 5.5 percent and 5.0 percent in the fourth quarters of 2021, 2022 and 2023, respectively, and the weighted macroeconomic outlook for U.S. GDP was forecasted to grow at 2.5 percent, 2.4 percent and 2.1 percent year-over-year in the fourth quarters of 2021, 2022 and 2023, respectively. As of December 31, 2021 the latest consensus estimates for the U.S. average unemployment rate for the fourth quarter of 2021 was 4.4 percent and U.S. GDP was forecasted to grow 5.2 percent year-over-year in the fourth quarter of 2021, both of which were meaningfully better than our macroeconomic outlook as of December 31, 2020 and were factored into our December 31, 2021 allowance for credit losses estimate. In addition, as of December 31, 2021, the weighted macroeconomic outlook for the U.S. average unemployment rate was forecasted at 5.2 percent and 4.7 percent in the fourth quarters of 2022 and 2023, and the weighted macroeconomic outlook for U.S. GDP was forecasted to grow 2.1 percent and 1.9 percent year-over-year in the fourth quarters of 2022 and 2023.
In addition to the above judgments and estimates, the allowance for credit losses can also be impacted by unanticipated changes in asset quality of the portfolio, such as increases or decreases in credit and/or internal risk ratings in our commercial portfolio, improvement or deterioration in borrower delinquencies or credit scores in our credit card portfolio and increases or decreases in home prices, which is a primary driver of LTVs, in our consumer real estate portfolio, all of which have some degree of uncertainty. As the macroeconomic outlook improved in 2021, along with improvements in asset quality, the allowance for credit losses decreased to $13.8 billion from $20.7 billion at December 31, 2020.
To provide an illustration of the sensitivity of the macroeconomic scenarios and other assumptions on the estimate of our allowance for credit losses, the Corporation compared the December 31, 2021 modeled ECL from the baseline scenario and our downside scenario. Relative to the baseline scenario, the downside scenario assumed a peak U.S. unemployment rate of approximately three percentage points higher than the consensus outlook, a decline in U.S. GDP followed by a prolonged recovery and a lower home price outlook with a difference of 14 percent at the trough. This sensitivity analysis resulted in a hypothetical increase in the allowance for credit losses of approximately $5 billion.
While the sensitivity analysis may be useful to understand how changes in macroeconomic assumptions could impact our modeled ECLs, it is not meant to forecast how our allowance for credit losses is expected to change in a different macroeconomic outlook. Importantly, the analysis does not incorporate a variety of factors, including qualitative reserves and the weighting of alternate scenarios, which could have offsetting effects on the estimate. Considering the variety of factors contemplated when developing and weighting macroeconomic outlooks such as recent economic events, leading economic indicators, views of internal and third-party economists and industry trends, in addition to other qualitative factors, the Corporation believes the allowance for credit losses at December 31, 2021 is appropriate.
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

83 Bank of America

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
Level 3 financial instruments may be hedged with derivatives classified as Level 1 or 2; therefore, gains or losses associated with Level 3 financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy. The Level 3 gains and losses recorded in earnings did not have a significant impact on our liquidity or capital. We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. For more information on transfers into and out of Level 3 during 2021, 2020 and 2019, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements.
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
See Note 19 – Income Taxes to the Consolidated Financial Statements for a table of significant tax attributes and additional information. For more information, see page 18 under Item 1A. Risk Factors – Regulatory, Compliance and Legal.
Goodwill and Intangible Assets
The nature of and accounting for goodwill and intangible assets are discussed in Note 1 – Summary of Significant Accounting Principles, and Note 7 – Goodwill and Intangible Assets to the Consolidated Financial Statements.
We completed our annual goodwill impairment test as of June 30, 2021 by using a qualitative assessment to determine whether it was more likely than not that the fair value of each reporting unit was less than its respective carrying value. Factors considered in the qualitative assessment included, among other things, macroeconomic conditions, industry and market considerations, financial performance of the respective reporting unit and other relevant entity- and reporting-unit specific considerations. Based on our qualitative assessment, we have concluded that it was not “more likely than not” that the reporting units’ fair values were less than their carrying values.
Certain Contingent Liabilities
For more information on the complex judgments associated with certain contingent liabilities, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.

Bank of America 84

Non-GAAP Reconciliations
Tables 47 and 48 provide reconciliations of certain non-GAAP financial measures to GAAP financial measures.

Table 47	Annual Reconciliations to GAAP Financial Measures (1)

(Dollars in millions, shares in thousands)	2021	2020	2019
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$273,757	$267,309	$267,889
Goodwill	(69,005)	(68,951)	(68,951)
Intangible assets (excluding MSRs)	(2,177)	(1,862)	(1,721)
Related deferred tax liabilities	916	821	773
Tangible shareholders’ equity	$203,491	$197,317	$197,990
Preferred stock	(23,970)	(23,624)	(23,036)
Tangible common shareholders’ equity	$179,521	$173,693	$174,954
Reconciliation of year-end shareholders’ equity to year-end tangible shareholders’ equity and year-end tangible common shareholders’ equity
Shareholders’ equity	$270,066	$272,924	$264,810
Goodwill	(69,022)	(68,951)	(68,951)
Intangible assets (excluding MSRs)	(2,153)	(2,151)	(1,661)
Related deferred tax liabilities	929	920	713
Tangible shareholders’ equity	$199,820	$202,742	$194,911
Preferred stock	(24,708)	(24,510)	(23,401)
Tangible common shareholders’ equity	$175,112	$178,232	$171,510
Reconciliation of year-end assets to year-end tangible assets
Assets	$3,169,495	$2,819,627	$2,434,079
Goodwill	(69,022)	(68,951)	(68,951)
Intangible assets (excluding MSRs)	(2,153)	(2,151)	(1,661)
Related deferred tax liabilities	929	920	713
Tangible assets	$3,099,249	$2,749,445	$2,364,180
(1)Presents reconciliations of non-GAAP financial measures to GAAP financial measures. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 31.

Table 48	Quarterly Reconciliations to GAAP Financial Measures (1)

	2021 Quarters				2020 Quarters
(Dollars in millions)	Fourth	Third	Second	First	Fourth	Third	Second	First
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$270,883	$275,484	$274,632	$274,047	$271,020	$267,323	$266,316	$264,534
Goodwill	(69,022)	(69,023)	(69,023)	(68,951)	(68,951)	(68,951)	(68,951)	(68,951)
Intangible assets (excluding MSRs)	(2,166)	(2,185)	(2,212)	(2,146)	(2,173)	(1,976)	(1,640)	(1,655)
Related deferred tax liabilities	913	915	915	920	910	855	790	728
Tangible shareholders’ equity	$200,608	$205,191	$204,312	$203,870	$200,806	$197,251	$196,515	$194,656
Preferred stock	(24,364)	(23,441)	(23,684)	(24,399)	(24,180)	(23,427)	(23,427)	(23,456)
Tangible common shareholders’ equity	$176,244	$181,750	$180,628	$179,471	$176,626	$173,824	$173,088	$171,200
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity and period-end tangible common shareholders’ equity
Shareholders’ equity	$270,066	$272,464	$277,119	$274,000	$272,924	$268,850	$265,637	$264,918
Goodwill	(69,022)	(69,023)	(69,023)	(68,951)	(68,951)	(68,951)	(68,951)	(68,951)
Intangible assets (excluding MSRs)	(2,153)	(2,172)	(2,192)	(2,134)	(2,151)	(2,185)	(1,630)	(1,646)
Related deferred tax liabilities	929	913	915	915	920	910	789	790
Tangible shareholders’ equity	$199,820	$202,182	$206,819	$203,830	$202,742	$198,624	$195,845	$195,111
Preferred stock	(24,708)	(23,441)	(23,441)	(24,319)	(24,510)	(23,427)	(23,427)	(23,427)
Tangible common shareholders’ equity	$175,112	$178,741	$183,378	$179,511	$178,232	$175,197	$172,418	$171,684
Reconciliation of period-end assets to period-end tangible assets
Assets	$3,169,495	$3,085,446	$3,029,894	$2,969,992	$2,819,627	$2,738,452	$2,741,688	$2,619,954
Goodwill	(69,022)	(69,023)	(69,023)	(68,951)	(68,951)	(68,951)	(68,951)	(68,951)
Intangible assets (excluding MSRs)	(2,153)	(2,172)	(2,192)	(2,134)	(2,151)	(2,185)	(1,630)	(1,646)
Related deferred tax liabilities	929	913	915	915	920	910	789	790
Tangible assets	$3,099,249	$3,015,164	$2,959,594	$2,899,822	$2,749,445	$2,668,226	$2,671,896	$2,550,147
(1)Presents reconciliations of non-GAAP financial measures to GAAP financial measures. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 31.

85 Bank of America

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
See Market Risk Management on page 75 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

Item 8. Financial Statements and Supplementary Data

Bank of America 86

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2021, the Corporation’s internal control over financial reporting is effective.
The Corporation’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021.
Brian T. Moynihan
Chair, Chief Executive Officer and President

Alastair M. Borthwick
Chief Financial Officer

87 Bank of America

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Bank of America Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Bank of America Corporation and its subsidiaries (the “Corporation”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Corporation's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 5 to the consolidated financial statements, the Corporation changed the manner in which it accounts for credit losses on certain financial instruments in 2020.
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
Allowance for Loan and Lease Losses - Commercial and Consumer Card Loans
As described in Notes 1 and 5 to the consolidated financial statements, the allowance for loan and lease losses represents management’s estimate of the expected credit losses in the Corporation’s loan and lease portfolio, excluding loans and unfunded lending commitments accounted for under the fair

Bank of America 88

value option. As of December 31, 2021, the allowance for loan and lease losses was $12.4 billion on total loans and leases of $971.3 billion, which excludes loans accounted for under the fair value option. For commercial and consumer card loans, the expected credit loss is typically estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio as well as an economic outlook over the life of the loan. In its loss forecasting framework, the Corporation incorporates forward looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, real estate prices, gross domestic product levels and corporate bond spreads. The scenarios that are chosen and the weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends. Also included in the allowance for loan and lease losses are qualitative reserves to cover losses that are expected but, in the Corporation's assessment, may not be adequately reflected in the quantitative methods or the economic assumptions. Factors that the Corporation considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements, among others. Further, the Corporation considers the inherent uncertainty in quantitative models that are built on historical data.
The principal considerations for our determination that performing procedures relating to the allowance for loan and lease losses for the commercial and consumer card portfolios is a critical audit matter are (i) the significant judgment and estimation by management in developing lifetime economic forecast scenarios, related weightings to each scenario and certain qualitative reserves, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence obtained, and (ii) the audit effort involved professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for loan and lease losses, including controls over the evaluation and approval of models, forecast scenarios and related weightings, and qualitative reserves. These procedures also included, among others, testing management’s process for estimating the allowance for loan and lease losses, including (i) evaluating the appropriateness of the loss forecast models and methodology, (ii) evaluating the reasonableness of certain macroeconomic variables, (iii) evaluating the reasonableness of management’s development, selection and weighting of lifetime economic forecast scenarios used in the loss forecast models, (iv) testing the completeness and accuracy of data used in the estimate, and (v) evaluating the reasonableness of certain qualitative reserves made to the model output results to determine the overall allowance for loan and lease losses. The procedures also included the involvement of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of certain loss forecast models, the reasonableness of economic forecast scenarios and related weightings and the reasonableness of certain qualitative reserves.
Valuation of Certain Level 3 Financial Instruments
As described in Notes 1 and 20 to the consolidated financial statements, the Corporation carries certain financial instruments at fair value, which includes $10.7 billion of assets and $6.9 billion of liabilities classified as Level 3 fair value measurements that are valued on a recurring basis and $2.3 billion of assets classified as Level 3 fair value measurements that are valued on a nonrecurring basis, for which the determination of fair value requires significant management judgment or estimation. The Corporation determines the fair value of Level 3 financial instruments using pricing models, discounted cash flow methodologies, or similar techniques that require inputs that are both unobservable and are significant to the overall fair value measurement. Unobservable inputs, such as volatility or price, may be determined using quantitative-based extrapolations or other internal methodologies which incorporate management estimates and available market information.
The principal considerations for our determination that performing procedures relating to the valuation of certain Level 3 financial instruments is a critical audit matter are the significant judgment and estimation used by management to determine the fair value of these financial instruments, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence obtained, including the involvement of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of financial instruments, including controls related to valuation models, significant unobservable inputs, and data. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of fair value for a sample of these certain financial instruments and comparison of management’s estimate to the independently developed estimate of fair value. Developing the independent estimate involved testing the completeness and accuracy of data provided by management and evaluating the reasonableness of management’s significant unobservable inputs.

Charlotte, North Carolina
February 22, 2022

We have served as the Corporation’s auditor since 1958.

89 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

(In millions, except per share information)	2021	2020	2019
Net interest income
Interest income	$47,672	$51,585	$71,236
Interest expense	4,738	8,225	22,345
Net interest income	42,934	43,360	48,891

Noninterest income
Fees and commissions	39,299	34,551	33,015
Market making and similar activities	8,691	8,355	9,034
Other income	(1,811)	(738)	304
Total noninterest income	46,179	42,168	42,353
Total revenue, net of interest expense	89,113	85,528	91,244

Provision for credit losses	(4,594)	11,320	3,590

Noninterest expense
Compensation and benefits	36,140	32,725	31,977
Occupancy and equipment	7,138	7,141	6,588
Information processing and communications	5,769	5,222	4,646
Product delivery and transaction related	3,881	3,433	2,762
Marketing	1,939	1,701	1,934
Professional fees	1,775	1,694	1,597
Other general operating	3,089	3,297	5,396
Total noninterest expense	59,731	55,213	54,900
Income before income taxes	33,976	18,995	32,754
Income tax expense	1,998	1,101	5,324
Net income	$31,978	$17,894	$27,430
Preferred stock dividends	1,421	1,421	1,432
Net income applicable to common shareholders	$30,557	$16,473	$25,998

Per common share information
Earnings	$3.60	$1.88	$2.77
Diluted earnings	3.57	1.87	2.75
Average common shares issued and outstanding	8,493.3	8,753.2	9,390.5
Average diluted common shares issued and outstanding	8,558.4	8,796.9	9,442.9

Consolidated Statement of Comprehensive Income

(Dollars in millions)	2021	2020	2019
Net income	$31,978	$17,894	$27,430
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	(2,077)	4,799	5,875
Net change in debit valuation adjustments	356	(498)	(963)
Net change in derivatives	(2,306)	826	616
Employee benefit plan adjustments	624	(98)	136
Net change in foreign currency translation adjustments	(45)	(52)	(86)
Other comprehensive income (loss)	(3,448)	4,977	5,578
Comprehensive income	$28,530	$22,871	$33,008

See accompanying Notes to Consolidated Financial Statements.

Bank of America 90

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	December 31
(Dollars in millions)	2021	2020
Assets
Cash and due from banks	$29,222	$36,430
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	318,999	344,033
Cash and cash equivalents	348,221	380,463
Time deposits placed and other short-term investments	7,144	6,546
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $150,665 and $108,856 measured at fair value)	250,720	304,058
Trading account assets (includes $103,434 and $91,510 pledged as collateral)	247,080	198,854
Derivative assets	35,344	47,179
Debt securities:
Carried at fair value	308,073	246,601
Held-to-maturity, at cost (fair value – $665,890 and $448,180)	674,554	438,249
Total debt securities	982,627	684,850
Loans and leases (includes $7,819 and $6,681 measured at fair value)	979,124	927,861
Allowance for loan and lease losses	(12,387)	(18,802)
Loans and leases, net of allowance	966,737	909,059
Premises and equipment, net	10,833	11,000
Goodwill	69,022	68,951
Loans held-for-sale (includes $4,455 and $1,585 measured at fair value)	15,635	9,243
Customer and other receivables	72,263	64,221
Other assets (includes $12,144 and $15,718 measured at fair value)	163,869	135,203
Total assets	$3,169,495	$2,819,627

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$784,189	$650,674
Interest-bearing (includes $408 and $481 measured at fair value)	1,165,914	1,038,341
Deposits in non-U.S. offices:
Noninterest-bearing	27,457	17,698
Interest-bearing	86,886	88,767
Total deposits	2,064,446	1,795,480
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $139,641 and $135,391 measured at fair value)	192,329	170,323
Trading account liabilities	100,690	71,320
Derivative liabilities	37,675	45,526
Short-term borrowings (includes $4,279 and $5,874 measured at fair value)	23,753	19,321
Accrued expenses and other liabilities (includes $11,489 and $16,311 measured at fair value and $1,456 and $1,878 of reserve for unfunded lending commitments)	200,419	181,799
Long-term debt (includes $29,708 and $32,200 measured at fair value)	280,117	262,934
Total liabilities	2,899,429	2,546,703
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities and Note 12 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,939,686 and 3,931,440 shares	24,708	24,510
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 8,077,831,463 and 8,650,814,105 shares	62,398	85,982
Retained earnings	188,064	164,088
Accumulated other comprehensive income (loss)	(5,104)	(1,656)
Total shareholders’ equity	270,066	272,924
Total liabilities and shareholders’ equity	$3,169,495	$2,819,627

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$5,004	$5,225
Loans and leases	17,135	23,636
Allowance for loan and lease losses	(958)	(1,693)
Loans and leases, net of allowance	16,177	21,943
All other assets	189	1,387
Total assets of consolidated variable interest entities	$21,370	$28,555
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $51 and $22 of non-recourse short-term borrowings)	$247	$454
Long-term debt (includes $3,587 and $7,053 of non-recourse debt)	3,587	7,053
All other liabilities (includes $7 and $16 of non-recourse liabilities)	7	16
Total liabilities of consolidated variable interest entities	$3,841	$7,523
See accompanying Notes to Consolidated Financial Statements.

91 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, December 31, 2018	$22,326	9,669.3	$118,896	$136,314	$(12,211)	$265,325
Cumulative adjustment for adoption of lease accounting standard				165		165
Net income				27,430		27,430
Net change in debt securities					5,875	5,875
Net change in debit valuation adjustments					(963)	(963)
Net change in derivatives					616	616
Employee benefit plan adjustments					136	136
Net change in foreign currency translation adjustments					(86)	(86)
Dividends declared:
Common				(6,146)		(6,146)
Preferred				(1,432)		(1,432)
Issuance of preferred stock	3,643					3,643
Redemption of preferred stock	(2,568)					(2,568)
Common stock issued under employee plans, net, and other		123.3	971	(12)		959
Common stock repurchased		(956.5)	(28,144)			(28,144)
Balance, December 31, 2019	$23,401	8,836.1	$91,723	$156,319	$(6,633)	$264,810
Cumulative adjustment for adoption of credit loss accounting standard				(2,406)		(2,406)
Net income				17,894		17,894
Net change in debt securities					4,799	4,799
Net change in debit valuation adjustments					(498)	(498)
Net change in derivatives					826	826
Employee benefit plan adjustments					(98)	(98)
Net change in foreign currency translation adjustments					(52)	(52)
Dividends declared:
Common				(6,289)		(6,289)
Preferred				(1,421)		(1,421)
Issuance of preferred stock	2,181					2,181
Redemption of preferred stock	(1,072)					(1,072)
Common stock issued under employee plans, net, and other		41.7	1,284	(9)		1,275
Common stock repurchased		(227.0)	(7,025)			(7,025)
Balance, December 31, 2020	$24,510	8,650.8	$85,982	$164,088	$(1,656)	$272,924
Net income				31,978		31,978
Net change in debt securities					(2,077)	(2,077)
Net change in debit valuation adjustments					356	356
Net change in derivatives					(2,306)	(2,306)
Employee benefit plan adjustments					624	624
Net change in foreign currency translation adjustments					(45)	(45)
Dividends declared:
Common				(6,575)		(6,575)
Preferred				(1,421)		(1,421)
Issuance of preferred stock	2,169					2,169
Redemption of preferred stock	(1,971)					(1,971)
Common stock issued under employee plans, net, and other		42.3	1,542	(6)		1,536
Common stock repurchased		(615.3)	(25,126)			(25,126)
Balance, December 31, 2021	$24,708	8,077.8	$62,398	$188,064	$(5,104)	$270,066

See accompanying Notes to Consolidated Financial Statements.

Bank of America 92

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(Dollars in millions)	2021	2020	2019
Operating activities
Net income	$31,978	$17,894	$27,430
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(4,594)	11,320	3,590
Gains on sales of debt securities	(22)	(411)	(217)
Depreciation and amortization	1,898	1,843	1,729
Net amortization of premium/discount on debt securities	5,837	4,101	2,066
Deferred income taxes	(838)	(1,737)	2,435
Stock-based compensation	2,768	2,031	1,974
Impairment of equity method investment	—	—	2,072
Loans held-for-sale:
Originations and purchases	(43,635)	(19,657)	(28,874)
Proceeds from sales and paydowns of loans originally classified as held for sale and instruments from related securitization activities	34,684	19,049	30,191
Net change in:
Trading and derivative assets/liabilities	(22,104)	16,942	7,920
Other assets	(34,455)	(12,883)	(11,113)
Accrued expenses and other liabilities	16,639	(4,385)	16,363
Other operating activities, net	4,651	3,886	6,211
Net cash provided by (used in) operating activities	(7,193)	37,993	61,777
Investing activities
Net change in:
Time deposits placed and other short-term investments	(598)	561	387
Federal funds sold and securities borrowed or purchased under agreements to resell	53,338	(29,461)	(13,466)
Debt securities carried at fair value:
Proceeds from sales	6,893	77,524	52,006
Proceeds from paydowns and maturities	159,616	91,084	79,114
Purchases	(238,398)	(194,877)	(152,782)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	124,880	93,835	34,770
Purchases	(362,736)	(257,535)	(37,115)
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	10,396	13,351	12,201
Purchases	(5,164)	(5,229)	(5,963)
Other changes in loans and leases, net	(58,039)	36,571	(46,808)
Other investing activities, net	(3,479)	(3,489)	(2,974)
Net cash used in investing activities	(313,291)	(177,665)	(80,630)
Financing activities
Net change in:
Deposits	268,966	360,677	53,327
Federal funds purchased and securities loaned or sold under agreements to repurchase	22,006	5,214	(21,879)
Short-term borrowings	4,432	(4,893)	4,004
Long-term debt:
Proceeds from issuance	76,675	57,013	52,420
Retirement	(46,826)	(47,948)	(50,794)
Preferred stock:
Proceeds from issuance	2,169	2,181	3,643
Redemption	(1,971)	(1,072)	(2,568)
Common stock repurchased	(25,126)	(7,025)	(28,144)
Cash dividends paid	(8,055)	(7,727)	(5,934)
Other financing activities, net	(620)	(601)	(698)
Net cash provided by financing activities	291,650	355,819	3,377
Effect of exchange rate changes on cash and cash equivalents	(3,408)	2,756	(368)
Net increase (decrease) in cash and cash equivalents	(32,242)	218,903	(15,844)
Cash and cash equivalents at January 1	380,463	161,560	177,404
Cash and cash equivalents at December 31	$348,221	$380,463	$161,560
Supplemental cash flow disclosures
Interest paid	$4,506	$8,662	$22,196
Income taxes paid, net	2,760	2,894	4,359
See accompanying Notes to Consolidated Financial Statements.

93 Bank of America

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
Principles of Consolidation and Basis of Presentation
The Consolidated Financial Statements include the accounts of the Corporation and its majority-owned subsidiaries and those variable interest entities (VIEs) where the Corporation is the primary beneficiary. Intercompany accounts and transactions have been eliminated. Results of operations of acquired companies are included from the dates of acquisition, and for VIEs, from the dates that the Corporation became the primary beneficiary. Assets held in an agency or fiduciary capacity are not included in the Consolidated Financial Statements. The Corporation accounts for investments in companies for which it owns a voting interest and for which it has the ability to exercise significant influence over operating and financing decisions using the equity method of accounting. These investments, which include the Corporation’s interests in affordable housing and renewable energy partnerships, are recorded in other assets. Equity method investments are subject to impairment testing, and the Corporation’s proportionate share of income or loss is included in other income.
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
Securities Financing Agreements
Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase (securities financing agreements) are treated as collateralized financing transactions except in instances where the transaction is required to be accounted for as individual sale and purchase transactions. Generally, these agreements are recorded at acquisition or sale price plus accrued interest. In instances where the interest is negative, the Corporation’s policy is to present negative interest on financial assets as interest income and negative interest on financial liabilities as interest expense. For securities financing agreements that are accounted for under the fair value option, the changes in the fair value of these securities financing agreements are recorded in market making and similar activities in the Consolidated Statement of Income.
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
Collateral
The Corporation accepts securities and loans as collateral that it is permitted by contract or practice to sell or repledge. At December 31, 2021 and 2020, the fair value of this collateral was $854.8 billion and $812.4 billion, of which $782.7 billion and $758.5 billion were sold or repledged. The primary source of this collateral is securities borrowed or purchased under agreements to resell.
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

Bank of America 94

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
The Corporation evaluates each AFS security where the value has declined below amortized cost. If the Corporation intends to sell or believes it is more likely than not that it will be required to sell the debt security, it is written down to fair value through earnings. For AFS debt securities the Corporation intends to hold, the Corporation evaluates the debt securities for expected credit losses (ECL), except for debt securities that are

95 Bank of America

guaranteed by the U.S. Treasury, U.S. government agencies or sovereign entities of high credit quality where the Corporation applies a zero credit loss assumption. For the remaining AFS debt securities, the Corporation considers qualitative parameters such as internal and external credit ratings and the value of underlying collateral. If an AFS debt security fails any of the qualitative parameters, a discounted cash flow analysis is used by the Corporation to determine if a portion of the unrealized loss is a result of an expected credit loss. The Corporation will then recognize either credit loss expense or a reversal of credit loss expense in other income for the amount necessary to adjust the debt securities valuation allowance to its current estimate of excepted credit losses. Cash flows expected to be collected are estimated using all relevant information available such as remaining payment terms, prepayment speeds, the financial condition of the issuer, expected defaults and the value of the underlying collateral. If any of the decline in fair value is related to market factors, that amount is recognized in accumulated OCI. In certain instances, the credit loss may exceed the total decline in fair value, in which case, the allowance recorded is limited to the difference between the amortized cost and the fair value of the asset.
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
Allowance for Credit Losses
The allowance for credit losses includes both the allowance for loan and lease losses and the reserve for unfunded lending commitments and represents management’s estimate of the ECL in the Corporation’s loan and lease portfolio, excluding loans and unfunded lending commitments accounted for under the fair value option. The ECL on funded consumer and commercial loans and leases is referred to as the allowance for loan and lease losses and is reported separately as a contra-asset to loans and leases on the Consolidated Balance Sheet. The ECL for unfunded lending commitments, including home equity lines of credit (HELOCs), standby letters of credit (SBLCs) and binding unfunded loan commitments is reported on the Consolidated Balance Sheet in accrued expenses and other liabilities. The provision for credit losses related to the loan and lease portfolio and unfunded lending commitments is reported in the Consolidated Statement of Income at the amount necessary to adjust the allowance for credit losses to the current estimate of ECL.
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

Bank of America 96

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

97 Bank of America

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
Nonperforming Loans and Leases, Charge-offs and Delinquencies
Nonperforming loans and leases generally include loans and leases that have been placed on nonaccrual status. Loans accounted for under the fair value option and LHFS are not reported as nonperforming. When a nonaccrual loan is deemed uncollectible, it is charged off against the allowance for credit losses. If the charged-off amount is later recovered, the amount is reversed through the allowance for credit losses at the recovery date. Charge-offs are reported net of recoveries (net charge-offs). If recoveries for the period are greater than charge-offs, net charge-offs are reported as a negative amount.
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

Bank of America 98

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
COVID-19 Programs
The Corporation has implemented various consumer and commercial loan modification programs to provide its borrowers relief from the economic impacts of the Coronavirus Disease 2019 (COVID-19) pandemic (the pandemic). In accordance with the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), the Corporation has elected to not apply TDR classification to eligible COVID-19 related loan modifications that were performed after March 1, 2020 to loans that were current as of December 31, 2019. Accordingly, these restructurings are not classified as TDRs. The availability of this election expired on January 1, 2022. In addition, for loans modified in response to the pandemic that do not meet the above criteria (e.g., current payment status at December 31, 2019), the Corporation is applying the guidance included in an interagency statement issued by the bank regulatory agencies. This guidance states that loan modifications performed in light of the pandemic, including loan payment deferrals that are up to six months in duration, that were granted to borrowers who were current as of the implementation date of a loan modification program or modifications granted under government mandated modification programs, are not TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrowers' past due and nonaccrual status have not been impacted during the deferral period. The Corporation has continued to accrue interest during the deferral period using a constant effective yield method. For most mortgage, HELOC and commercial loan modifications, the contractual interest that accrued during the deferral period is payable at the maturity of the loan. The Corporation includes these amounts with the unpaid principal balance when computing its allowance for credit losses. Amounts that are subsequently deemed uncollectible are written off against the allowance for credit losses.
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

99 Bank of America

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

Bank of America 100

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

101 Bank of America

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
Other Revenue Measurement and Recognition Policies
The Corporation did not disclose the value of any open performance obligations at December 31, 2021, as its contracts with customers generally have a fixed term that is less than one year, an open term with a cancellation period that is less than one year, or provisions that allow the Corporation to recognize revenue at the amount it has the right to invoice.
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
Paycheck Protection Program
The Corporation is participating in the Paycheck Protection Program (PPP), which is a loan program that originated from the CARES Act and was subsequently expanded by the Paycheck Protection Program and Health Care Enhancement Act. The PPP is designed to provide U.S. small businesses with cash-flow assistance through loans fully guaranteed by the Small Business Administration (SBA). If the borrower meets certain criteria and uses the proceeds towards certain eligible expenses, the borrower’s obligation to repay the loan can be forgiven up to the full principal amount of the loan and any accrued interest. Upon borrower forgiveness, the SBA pays the Corporation for the principal and accrued interest owed on the loan. If the full principal of the loan is not forgiven, the loan will operate according to the original loan terms with the 100 percent SBA guaranty remaining. At December 31, 2021 and 2020, the Corporation had approximately 67,000 and 332,000 PPP loans with a carrying value of $4.7 billion and $22.7 billion. As compensation for originating the loans, the Corporation received lender processing fees from the SBA, which were capitalized, along with the loan origination costs, and are being amortized over the loans’ contractual lives and recognized as interest income. Upon forgiveness of a loan and repayment by the SBA, any unrecognized net capitalized fees and costs related to the loan are recognized as interest income in that period.

Bank of America 102

NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for 2021, 2020 and 2019. For more information, see Note 1 – Summary of Significant Accounting Principles. For a disaggregation of noninterest income by business segment and All Other, see Note 23 – Business Segment Information.

(Dollars in millions)	2021	2020	2019
Net interest income
Interest income
Loans and leases	$29,282	$34,029	$43,086
Debt securities	12,376	9,790	11,806
Federal funds sold and securities borrowed or purchased under agreements to resell (1)	(90)	903	4,843
Trading account assets	3,770	4,128	5,196
Other interest income	2,334	2,735	6,305
Total interest income	47,672	51,585	71,236

Interest expense
Deposits	537	1,943	7,188
Short-term borrowings (1)	(358)	987	7,208
Trading account liabilities	1,128	974	1,249
Long-term debt	3,431	4,321	6,700
Total interest expense	4,738	8,225	22,345
Net interest income	$42,934	$43,360	$48,891

Noninterest income
Fees and commissions
Card income
Interchange fees (2)	$4,560	$3,954	$3,834
Other card income	1,658	1,702	1,963
Total card income	6,218	5,656	5,797
Service charges
Deposit-related fees	6,271	5,991	6,588
Lending-related fees	1,233	1,150	1,086
Total service charges	7,504	7,141	7,674
Investment and brokerage services
Asset management fees	12,729	10,708	10,241
Brokerage fees	3,961	3,866	3,661
Total investment and brokerage services	16,690	14,574	13,902
Investment banking fees
Underwriting income	5,077	4,698	2,998
Syndication fees	1,499	861	1,184
Financial advisory services	2,311	1,621	1,460
Total investment banking fees	8,887	7,180	5,642
Total fees and commissions	39,299	34,551	33,015
Market making and similar activities	8,691	8,355	9,034
Other income (loss)	(1,811)	(738)	304
Total noninterest income	$46,179	$42,168	$42,353
(1)For more information on negative interest, see Note 1 – Summary of Significant Accounting Principles.
(2)Gross interchange fees and merchant income were $11.5 billion, $9.2 billion and $10.0 billion for 2021, 2020 and 2019, respectively, and are presented net of $6.9 billion, $5.5 billion and $6.2 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

103 Bank of America

NOTE 3 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the
Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at December 31, 2021 and 2020. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		December 31, 2021
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$18,068.1	$150.5	$8.9	$159.4	$156.4	$4.4	$160.8
Futures and forwards	2,243.2	1.1	—	1.1	1.0	—	1.0
Written options	1,616.1	—	—	—	28.8	—	28.8
Purchased options	1,673.6	33.1	—	33.1	—	—	—
Foreign exchange contracts
Swaps	1,420.9	28.6	0.2	28.8	30.5	0.2	30.7
Spot, futures and forwards	4,087.2	37.1	0.3	37.4	37.7	0.2	37.9
Written options	287.2	—	—	—	4.1	—	4.1
Purchased options	267.6	4.1	—	4.1	—	—	—
Equity contracts
Swaps	443.8	12.3	—	12.3	14.5	—	14.5
Futures and forwards	113.3	0.5	—	0.5	1.7	—	1.7
Written options	737.7	—	—	—	58.5	—	58.5
Purchased options	657.0	55.9	—	55.9	—	—	—
Commodity contracts
Swaps	47.7	3.1	—	3.1	6.0	—	6.0
Futures and forwards	101.5	2.3	—	2.3	0.3	1.1	1.4
Written options	44.4	—	—	—	2.6	—	2.6
Purchased options	38.3	3.2	—	3.2	—	—	—
Credit derivatives (2)
Purchased credit derivatives:
Credit default swaps	297.0	1.9	—	1.9	4.3	—	4.3
Total return swaps/options	85.3	0.2	—	0.2	1.1	—	1.1
Written credit derivatives:
Credit default swaps	279.8	4.2	—	4.2	1.6	—	1.6
Total return swaps/options	85.3	0.9	—	0.9	0.5	—	0.5
Gross derivative assets/liabilities		$339.0	$9.4	$348.4	$349.6	$5.9	$355.5
Less: Legally enforceable master netting agreements				(282.3)			(282.3)
Less: Cash collateral received/paid				(30.8)			(35.5)
Total derivative assets/liabilities				$35.3			$37.7
(1)Represents the total contract/notional amount of derivative assets and liabilities outstanding.
(2)The net derivative asset and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $2.3 billion and $258.4 billion at December 31, 2021.

Bank of America 104

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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance
Sheet at December 31, 2021 and 2020 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements, which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 10 – Securities Financing Agreements, Short-term Borrowings and Restricted Cash.

105 Bank of America

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	December 31, 2021		December 31, 2020
Interest rate contracts
Over-the-counter	$171.3	$166.3	$247.7	$243.5
Exchange-traded	0.2	—	—	—
Over-the-counter cleared	22.6	22.5	10.2	9.1
Foreign exchange contracts
Over-the-counter	67.9	70.5	92.2	96.5
Over-the-counter cleared	1.1	1.1	1.4	1.3
Equity contracts
Over-the-counter	29.2	32.9	31.3	28.3
Exchange-traded	38.3	38.4	32.3	31.0
Commodity contracts
Over-the-counter	6.1	7.6	3.5	5.0
Exchange-traded	1.4	1.3	0.7	0.7
Over-the-counter cleared	0.1	0.1	—	—
Credit derivatives
Over-the-counter	5.2	5.3	5.2	5.6
Over-the-counter cleared	1.8	1.8	2.2	1.9
Total gross derivative assets/liabilities, before netting
Over-the-counter	279.7	282.6	379.9	378.9
Exchange-traded	39.9	39.7	33.0	31.7
Over-the-counter cleared	25.6	25.5	13.8	12.3
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(250.3)	(254.6)	(345.7)	(347.2)
Exchange-traded	(37.8)	(37.8)	(29.5)	(29.5)
Over-the-counter cleared	(25.0)	(25.4)	(12.2)	(11.8)
Derivative assets/liabilities, after netting	32.1	30.0	39.3	34.4
Other gross derivative assets/liabilities (2)	3.2	7.7	7.9	11.1
Total derivative assets/liabilities	35.3	37.7	47.2	45.5
Less: Financial instruments collateral (3)	(11.8)	(10.6)	(16.1)	(16.6)
Total net derivative assets/liabilities	$23.5	$27.1	$31.1	$28.9
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

Bank of America 106

and other forecasted transactions (cash flow hedges). The Corporation hedges its net investment in consolidated non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward exchange contracts and cross-currency basis swaps, and by issuing foreign currency-denominated debt (net investment hedges).
Fair Value Hedges
The table below summarizes information related to fair value hedges for 2021, 2020 and 2019.

Gains and Losses on Derivatives Designated as Fair Value Hedges

	Derivative			Hedged Item
(Dollars in millions)	2021	2020	2019	2021	2020	2019
Interest rate risk on long-term debt (1)	$(7,018)	$7,091	$6,113	$6,838	$(7,220)	$(6,110)
Interest rate and foreign currency risk on long-term debt (2)	(90)	783	119	79	(783)	(101)
Interest rate risk on available-for-sale securities (3)	5,203	(44)	(102)	(5,167)	49	98
Total	$(1,905)	$7,830	$6,130	$1,750	$(7,954)	$(6,113)
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)For 2021, 2020 and 2019, the derivative amount includes gains (losses) of $(73) million, $701 million and $73 million in interest expense, $0, $73 million and $28 million in market making and similar activities, and $(17) million, $9 million and $18 million in accumulated OCI, respectively. Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
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

Designated Fair Value Hedged Assets and Liabilities

	December 31, 2021		December 31, 2020
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt (2)	$181,745	$3,987	$150,556	$8,910
Available-for-sale debt securities (2, 3, 4)	209,038	(2,294)	116,252	114
Trading account assets (5)	2,067	32	427	15
(1)Increase (decrease) to carrying value.
(2)At December 31, 2021 and 2020, the cumulative fair value adjustments remaining on long-term debt and available-for-sale debt securities from discontinued hedging relationships resulted in an increase in the related liability of $1.5 billion and $3.7 billion and a decrease in the related asset of $1.0 billion and $69 million, which are being amortized over the remaining contractual life of the de-designated hedged items.
(3)These amounts include the amortized cost of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship (i.e. last-of-layer hedging relationship). At December 31, 2021 and 2020, the amortized cost of the closed portfolios used in these hedging relationships was $21.1 billion and $34.6 billion, of which $6.9 billion and $7.0 billion was designated in the last-of-layer hedging relationship. At December 31, 2021, the cumulative adjustment associated with these hedging relationships was a decrease of $172 million. At December 31, 2020, the cumulative adjustment was insignificant.
(4)Carrying value represents amortized cost.
(5)Represents hedging activities related to certain commodities inventory.
Cash Flow and Net Investment Hedges
The table below summarizes certain information related to cash flow hedges and net investment hedges for 2021, 2020 and 2019. Of the $1.9 billion after-tax net loss ($2.5 billion pretax) on derivatives in accumulated OCI at December 31, 2021, gains of $477 million after-tax ($630 million pretax) related to both open and terminated cash flow hedges are expected to be reclassified into earnings in the next 12 months. These net gains reclassified into earnings are expected to primarily increase net interest income related to the respective hedged items. For terminated cash flow hedges, the time period over which the majority of the forecasted transactions are hedged is approximately 3 years, with a maximum length of time for certain forecasted transactions of 15 years.

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Gains (Losses) Recognized in Accumulated OCI on Derivatives			Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)	2021	2020	2019	2021	2020	2019
Cash flow hedges
Interest rate risk on variable-rate assets (1)	$(2,686)	$763	$671	$148	$(7)	$(104)
Price risk on forecasted MBS purchases (1)	(249)	241	—	26	9	—
Price risk on certain compensation plans (2)	93	85	34	55	12	(2)
Total	$(2,842)	$1,089	$705	$229	$14	$(106)
Net investment hedges
Foreign exchange risk (3)	$1,451	$(834)	$22	$23	$4	$366
(1)Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. Amounts excluded from effectiveness testing and recognized in market making and similar activities were gains (losses) of $(123) million, $(11) million and $154 million in 2021, 2020 and 2019, respectively.

107 Bank of America

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The table below presents gains (losses) on these derivatives for 2021, 2020 and 2019. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

(Dollars in millions)	2021	2020	2019
Interest rate risk on mortgage activities (1, 2)	$(18)	$611	$388
Credit risk on loans (2)	(25)	(68)	(58)
Interest rate and foreign currency risk on asset and liability management activities (3)	1,757	(2,971)	1,112
Price risk on certain compensation plans (4)	917	700	943
(1)Includes hedges of interest rate risk on MSRs and IRLCs to originate mortgage loans that will be held for sale.
(2)Gains (losses) on these derivatives are recorded in other income.
(3)Gains (losses) on these derivatives are recorded in market making and similar activities.
(4)Gains (losses) on these derivatives are recorded in compensation and benefits expense.
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At December 31, 2021 and 2020, the Corporation had transferred $4.8 billion and $5.2 billion of non-U.S. government-guaranteed mortgage-backed securities to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $4.8 billion and $5.2 billion at the transfer dates. At December 31, 2021 and 2020, the fair value of the transferred securities was $5.0 billion and $5.5 billion.
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
The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for 2021, 2020 and 2019. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 23 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	2021
Interest rate risk	$523	$1,794	$217	$2,534
Foreign exchange risk	1,505	(80)	14	1,439
Equity risk	4,581	(5)	1,834	6,410
Credit risk	1,390	1,684	556	3,630
Other risk (2)	759	(128)	124	755
Total sales and trading revenue	$8,758	$3,265	$2,745	$14,768

	2020
Interest rate risk	$2,236	$2,279	$229	$4,744
Foreign exchange risk	1,486	(19)	2	1,469
Equity risk	3,656	(77)	1,801	5,380
Credit risk	783	1,758	331	2,872
Other risk (2)	308	4	44	356
Total sales and trading revenue	$8,469	$3,945	$2,407	$14,821

	2019
Interest rate risk	$1,046	$1,697	$113	$2,856
Foreign exchange risk	1,293	61	56	1,410
Equity risk	3,563	(634)	1,569	4,498
Credit risk	1,040	1,928	519	3,487
Other risk (2)	120	70	54	244
Total sales and trading revenue	$7,062	$3,122	$2,311	$12,495
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $1.9 billion, $1.9 billion and $1.7 billion in 2021, 2020 and 2019, respectively.
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

Bank of America 108

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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at December 31, 2021 and 2020 are summarized in the table below.

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	December 31, 2021
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$—	$5	$79	$49	$133
Non-investment grade	34	250	453	769	1,506
Total	34	255	532	818	1,639
Total return swaps/options:
Investment grade	35	388	—	—	423
Non-investment grade	105	—	16	—	121
Total	140	388	16	—	544
Total credit derivatives	$174	$643	$548	$818	$2,183
Credit-related notes:
Investment grade	$—	$—	$36	$412	$448
Non-investment grade	5	—	9	1,334	1,348
Total credit-related notes	$5	$—	$45	$1,746	$1,796
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$34,503	$66,334	$73,444	$17,844	$192,125
Non-investment grade	16,119	29,233	34,356	7,961	87,669
Total	50,622	95,567	107,800	25,805	279,794
Total return swaps/options:
Investment grade	49,626	11,494	78	—	61,198
Non-investment grade	22,621	717	642	73	24,053
Total	72,247	12,211	720	73	85,251
Total credit derivatives	$122,869	$107,778	$108,520	$25,878	$365,045

	December 31, 2020
	Carrying Value
Credit default swaps:
Investment grade	$—	$1	$35	$94	$130
Non-investment grade	26	233	364	1,163	1,786
Total	26	234	399	1,257	1,916
Total return swaps/options:
Investment grade	21	4	—	—	25
Non-investment grade	345	—	—	—	345
Total	366	4	—	—	370
Total credit derivatives	$392	$238	$399	$1,257	$2,286
Credit-related notes:
Investment grade	$—	$—	$—	$572	$572
Non-investment grade	64	2	10	947	1,023
Total credit-related notes	$64	$2	$10	$1,519	$1,595
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$33,474	$75,731	$87,218	$16,822	$213,245
Non-investment grade	13,664	28,770	35,978	9,852	88,264
Total	47,138	104,501	123,196	26,674	301,509
Total return swaps/options:
Investment grade	30,961	1,061	77	—	32,099
Non-investment grade	36,128	364	27	5	36,524
Total	67,089	1,425	104	5	68,623
Total credit derivatives	$114,227	$105,926	$123,300	$26,679	$370,132
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

109 Bank of America

and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation’s maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned.
Credit-related Contingent Features and Collateral
The Corporation executes the majority of its derivative contracts in the OTC market with large, international financial institutions, including broker-dealers and, to a lesser degree, with a variety of non-financial companies. A significant majority of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit rating downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 105, the Corporation enters into legally enforceable master netting agreements that reduce risk by permitting closeout and netting of transactions with the same counterparty upon the occurrence of certain events.
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At December 31, 2021 and 2020, the Corporation held cash and securities collateral of $91.4 billion and $96.5 billion and posted cash and securities collateral of $79.3 billion and $88.6 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At December 31, 2021, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $2.3 billion, including $1.4 billion for Bank of America, National Association (BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At December 31, 2021 and 2020, the liability recorded for these derivative contracts was not significant.
The following table presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at December 31, 2021 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch. The table also presents derivative liabilities that would be subject to unilateral termination by counterparties upon downgrade of the Corporation's or certain subsidiaries' long-term senior debt ratings.

Additional Collateral Required to be Posted and Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at December 31, 2021

(Dollars in millions)	One incremental notch	Second incremental notch
Additional collateral required to be posted upon downgrade
Bank of America Corporation	$316	$823
Bank of America, N.A. and subsidiaries (1)	75	646

Derivative liabilities subject to unilateral termination upon downgrade
Derivative liabilities	$32	$994
Collateral posted	25	634
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
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for 2021, 2020 and 2019. CVA gains reduce the cumulative CVA thereby increasing the derivative assets balance. DVA gains increase the cumulative DVA thereby decreasing the derivative liabilities balance. CVA and DVA losses have the opposite impact. FVA gains related to derivative assets reduce the cumulative FVA thereby increasing the derivative assets balance. FVA gains related to derivative liabilities increase the cumulative FVA thereby decreasing the derivative liabilities balance. FVA losses have the opposite impact.

Valuation Adjustments Gains (Losses) on Derivatives (1)

(Dollars in millions)	2021	2020	2019
Derivative assets (CVA)	$208	$(118)	$72
Derivative assets/liabilities (FVA)	(2)	(24)	(2)
Derivative liabilities (DVA)	3	24	(147)
(1)At December 31, 2021, 2020 and 2019, cumulative CVA reduced the derivative assets balance by $438 million, $646 million, and $528 million cumulative FVA reduced the net derivatives balance by $179 million, $177 million and $153 million, and cumulative DVA reduced the derivative liabilities balance by $312 million, $309 million and $285 million, respectively.

Bank of America 110

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value and HTM debt securities at December 31, 2021 and 2020.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	December 31, 2021				December 31, 2020
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$45,268	$1,257	$(186)	$46,339	$59,518	$2,370	$(39)	$61,849
Agency-collateralized mortgage obligations	3,331	74	(25)	3,380	5,112	161	(13)	5,260
Commercial	19,036	647	(79)	19,604	15,470	1,025	(4)	16,491
Non-agency residential (1)	591	25	(33)	583	899	127	(17)	1,009
Total mortgage-backed securities	68,226	2,003	(323)	69,906	80,999	3,683	(73)	84,609
U.S. Treasury and government agencies	197,853	1,610	(318)	199,145	114,157	2,236	(13)	116,380
Non-U.S. securities	11,933	—	—	11,933	14,009	15	(7)	14,017
Other taxable securities	2,725	39	(3)	2,761	2,656	61	(6)	2,711
Tax-exempt securities	15,155	317	(39)	15,433	16,417	389	(32)	16,774
Total available-for-sale debt securities	295,892	3,969	(683)	299,178	228,238	6,384	(131)	234,491
Other debt securities carried at fair value (2)	8,873	105	(83)	8,895	11,720	429	(39)	12,110
Total debt securities carried at fair value	304,765	4,074	(766)	308,073	239,958	6,813	(170)	246,601
Held-to-maturity debt securities
Agency mortgage-backed securities	553,721	3,855	(10,366)	547,210	414,289	9,768	(36)	424,021
U.S. Treasury and government agencies	111,859	254	(2,395)	109,718	16,084	—	(71)	16,013
Other taxable securities	9,011	147	(196)	8,962	7,906	327	(87)	8,146
Total held-to-maturity debt securities	674,591	4,256	(12,957)	665,890	438,279	10,095	(194)	448,180
Total debt securities (3,4)	$979,356	$8,330	$(13,723)	$973,963	$678,237	$16,908	$(364)	$694,781
(1)At December 31, 2021 and 2020, the underlying collateral type included approximately 21 percent and 37 percent prime, 0 percent and 2 percent Alt-A and 79 percent and 61 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 20 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $111.9 billion and $65.5 billion at December 31, 2021 and 2020.
(4)The Corporation held debt securities from FNMA and FHLMC that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $345.3 billion and $205.3 billion, and a fair value of $342.5 billion and $202.4 billion at December 31, 2021, and an amortized cost of $260.1 billion and $118.1 billion, and a fair value of $267.5 billion and $120.7 billion at December 31, 2020.
At December 31, 2021, the accumulated net unrealized gain on AFS debt securities, excluding the amount related to debt securities previously transferred to held to maturity, included in accumulated OCI was $2.5 billion, net of the related income tax expense of $817 million. At December 31, 2021 and 2020, nonperforming AFS debt securities held by the Corporation were insignificant.
At December 31, 2021 and 2020, the Corporation had $268.5 billion and $200.0 billion in AFS debt securities, which were primarily U.S. agency and U.S. Treasury securities that have a zero credit loss assumption. For the remaining $30.7 billion and $34.5 billion in AFS debt securities at December 31, 2021 and 2020, the amount of ECL was insignificant. Substantially all of the Corporation's HTM debt securities consist of U.S. agency and U.S. Treasury securities and have a zero credit loss assumption.
At December 31, 2021 and 2020, the Corporation held equity securities at an aggregate fair value of $513 million and $769 million and other equity securities, as valued under the measurement alternative, at a carrying value of $266 million and $240 million, both of which are included in other assets. At December 31, 2021 and 2020, the Corporation also held money market investments at a fair value of $707 million and $1.6 billion, which are included in time deposits placed and other short-term investments.
The gross realized gains and losses on sales of AFS debt securities for 2021, 2020 and 2019 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

(Dollars in millions)	2021	2020	2019
Gross gains	$49	$423	$336
Gross losses	(27)	(12)	(119)
Net gains on sales of AFS debt securities	$22	$411	$217
Income tax expense attributable to realized net gains on sales of AFS debt securities	$5	$103	$54

111 Bank of America

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at December 31, 2021 and 2020.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	December 31, 2021
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$11,733	$(166)	$815	$(20)	$12,548	$(186)
Agency-collateralized mortgage obligations	1,427	(22)	122	(3)	1,549	(25)
Commercial	3,451	(41)	776	(38)	4,227	(79)
Non-agency residential	241	(13)	174	(20)	415	(33)
Total mortgage-backed securities	16,852	(242)	1,887	(81)	18,739	(323)
U.S. Treasury and government agencies	103,307	(272)	4,850	(46)	108,157	(318)
Other taxable securities	—	—	82	(3)	82	(3)
Tax-exempt securities	502	(16)	109	(23)	611	(39)
Total AFS debt securities in a continuous unrealized loss position	$120,661	$(530)	$6,928	$(153)	$127,589	$(683)

	December 31, 2020
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$2,841	$(39)	$2	$—	$2,843	$(39)
Agency-collateralized mortgage obligations	187	(2)	364	(11)	551	(13)
Commercial	566	(4)	9	—	575	(4)
Non-agency residential	342	(9)	56	(8)	398	(17)
Total mortgage-backed securities	3,936	(54)	431	(19)	4,367	(73)
U.S. Treasury and government agencies	8,282	(9)	498	(4)	8,780	(13)
Non-U.S. securities	1,861	(6)	135	(1)	1,996	(7)
Other taxable securities	576	(2)	396	(4)	972	(6)
Tax-exempt securities	4,108	(29)	617	(3)	4,725	(32)
Total AFS debt securities in a continuous unrealized loss position	$18,763	$(100)	$2,077	$(31)	$20,840	$(131)

Bank of America 112

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at December 31, 2021 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the MBS or other ABS are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$5	5.00%	$49	4.63%	$45,214	3.11%	$45,268	3.11%
Agency-collateralized mortgage obligations	—	—	—	—	20	2.50	3,311	2.91	3,331	2.91
Commercial	363	2.30	10,123	2.48	6,285	1.79	2,278	1.87	19,049	2.18
Non-agency residential	—	—	—	—	—	—	1,112	6.43	1,112	6.43
Total mortgage-backed securities	363	2.30	10,128	2.48	6,354	1.81	51,915	3.11	68,760	2.89
U.S. Treasury and government agencies	6,564	1.22	39,875	1.80	151,962	1.20	27	2.61	198,428	1.32
Non-U.S. securities	18,645	0.20	1,045	3.61	—	—	7	9.15	19,697	0.38
Other taxable securities	562	1.49	1,646	1.97	308	2.04	209	1.76	2,725	1.86
Tax-exempt securities	2,485	1.06	6,520	1.42	3,105	1.81	3,045	1.46	15,155	1.45
Total amortized cost of debt securities carried at fair value	$28,619	0.56	$59,214	1.89	$161,729	1.23	$55,203	3.02	$304,765	1.62
Amortized cost of HTM debt securities
Agency mortgage-backed securities	$—	—%	$—	—%	$4	2.00%	$553,717	2.13%	$553,721	2.13%
U.S. Treasury and government agencies	—	—	—	—	111,859	1.35	—	—	111,859	1.35
Other taxable securities	37	5.31	1,035	2.21	473	2.66	7,466	2.51	9,011	2.50
Total amortized cost of HTM debt securities	$37	5.31	$1,035	2.21	$112,336	1.35	$561,183	2.13	$674,591	2.00

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$5		$53		$46,281		$46,339
Agency-collateralized mortgage obligations	—		—		20		3,360		3,380
Commercial	366		10,562		6,379		2,310		19,617
Non-agency residential	—		4		—		1,164		1,168
Total mortgage-backed securities	366		10,571		6,452		53,115		70,504
U.S. Treasury and government agencies	6,614		40,912		152,168		26		199,720
Non-U.S. securities	18,599		1,046		—		7		19,652
Other taxable securities	566		1,676		310		212		2,764
Tax-exempt securities	2,489		6,660		3,223		3,061		15,433
Total debt securities carried at fair value	$28,634		$60,865		$162,153		$56,421		$308,073
Fair value of HTM debt securities
Agency mortgage-backed securities	$—		$—		$4		$547,206		$547,210
U.S. Treasury and government agencies	—		—		109,718		—		109,718
Other taxable securities	37		1,060		483		7,382		8,962
Total fair value of HTM debt securities	$37		$1,060		$110,205		$554,588		$665,890
(1)The weighted-average yield is computed based on a constant effective interest rate over the contractual life of each security. The average yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

113 Bank of America

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at December 31, 2021 and 2020.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	December 31, 2021
Consumer real estate
Residential mortgage	$1,005	$297	$1,571	$2,873	$219,090		$221,963
Home equity	123	69	369	561	27,374		27,935
Credit card and other consumer
Credit card	298	212	487	997	80,441		81,438
Direct/Indirect consumer (2)	147	52	18	217	103,343		103,560
Other consumer	—	—	—	—	190		190
Total consumer	1,573	630	2,445	4,648	430,438		435,086
Consumer loans accounted for under the fair value option (3)						$618	618
Total consumer loans and leases	1,573	630	2,445	4,648	430,438	618	435,704
Commercial
U.S. commercial	815	308	396	1,519	324,417		325,936
Non-U.S. commercial	148	20	83	251	113,015		113,266
Commercial real estate (4)	115	34	285	434	62,575		63,009
Commercial lease financing	104	28	13	145	14,680		14,825
U.S. small business commercial (5)	129	259	89	477	18,706		19,183
Total commercial	1,311	649	866	2,826	533,393		536,219
Commercial loans accounted for under the fair value option (3)						7,201	7,201
Total commercial loans and leases	1,311	649	866	2,826	533,393	7,201	543,420
Total loans and leases (6)	$2,884	$1,279	$3,311	$7,474	$963,831	$7,819	$979,124
Percentage of outstandings	0.29%	0.13%	0.34%	0.76%	98.44%	0.80%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $164 million and nonperforming loans of $118 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $89 million and nonperforming loans of $100 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $633 million. Consumer real estate loans current or less than 30 days past due includes $1.4 billion and direct/indirect consumer includes $55 million of nonperforming loans. For information on the Corporation's interest accrual policies and delinquency status for loan modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $48.5 billion, U.S. securities-based lending loans of $51.1 billion and non-U.S. consumer loans of $3.0 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $279 million and home equity loans of $339 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $4.6 billion and non-U.S. commercial loans of $2.6 billion. For more information, see Note 20 – Fair Value Measurements and Note 21 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $58.2 billion and non-U.S. commercial real estate loans of $4.8 billion.
(5)Includes Paycheck Protection Program loans.
(6)Total outstandings includes loans and leases pledged as collateral of $13.0 billion. The Corporation also pledged $146.6 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.

Bank of America 114

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
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $10.5 billion and $9.0 billion at December 31, 2021 and 2020, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured, and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
Commercial nonperforming loans decreased to $1.6 billion at December 31, 2021 from $2.2 billion at December 31, 2020. Consumer nonperforming loans increased to $3.0 billion at
December 31, 2021 from $2.7 billion at December 31, 2020 driven by consumer real estate deferral activity.
The following table presents the Corporation’s nonperforming loans and leases including nonperforming TDRs, and loans accruing past due 90 days or more at December 31, 2021 and 2020. Nonperforming LHFS are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles.

115 Bank of America

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More (1)
	December 31
(Dollars in millions)	2021	2020	2021	2020
Residential mortgage (2)	$2,284	$2,005	$634	$762
With no related allowance (3)	1,950	1,378	—	—
Home equity (2)	630	649	—	—
With no related allowance (3)	414	347	—	—
Credit Card	n/a	n/a	487	903
Direct/indirect consumer	75	71	11	33
Total consumer	2,989	2,725	1,132	1,698
U.S. commercial	825	1,243	171	228
Non-U.S. commercial	268	418	19	10
Commercial real estate	382	404	40	6
Commercial lease financing	80	87	8	25
U.S. small business commercial	23	75	87	115
Total commercial	1,578	2,227	325	384
Total nonperforming loans	$4,567	$4,952	$1,457	$2,082
Percentage of outstanding loans and leases	0.47%	0.54%	0.15%	0.23%
(1)For information on the Corporation's interest accrual policies and delinquency status for loan modifications related to the pandemic, see Note 1 – Summary of Significant Accounting Principles..
(2)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At December 31, 2021 and 2020 residential mortgage includes $444 million and $537 million of loans on which interest had been curtailed by the FHA, and therefore were no longer accruing interest, although principal was still insured, and $190 million and $225 million of loans on which interest was still accruing.
(3)Primarily relates to loans for which the estimated fair value of the underlying collateral less any costs to sell is greater than the amortized cost of the loans as of the reporting date.
n/a = not applicable
Credit Quality Indicators
The Corporation monitors credit quality within its Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments based on primary credit quality indicators. For more information on the portfolio segments, see Note 1 – Summary of Significant Accounting Principles. Within the Consumer Real Estate portfolio segment, the primary credit quality indicators are refreshed LTV and refreshed Fair Isaac Corporation (FICO) score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of the property securing the loan, refreshed quarterly. Home equity loans are evaluated using combined loan-to-value (CLTV), which measures the carrying value of the Corporation’s loan and available line of credit combined with any outstanding senior liens against the property as a percentage of the value of the property securing the loan, refreshed quarterly. FICO score measures the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower’s credit history. FICO scores are typically refreshed quarterly or more frequently. Certain borrowers (e.g., borrowers that have had debts discharged in a bankruptcy proceeding) may not have their FICO scores updated. FICO scores are also a primary credit quality indicator for the Credit Card and Other Consumer portfolio segment and the business card portfolio within U.S. small business commercial. Within the Commercial portfolio segment, loans are evaluated using the internal classifications of pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by the Corporation as Special Mention, Substandard or Doubtful, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, the Corporation uses other credit quality indicators for certain types of loans.
The following tables present certain credit quality indicators for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by class of financing receivables and year of origination for term loan balances at December 31, 2021, including revolving loans that converted to term loans without an additional credit decision after origination or through a TDR.

Bank of America 116

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of December 31, 2021	2021	2020	2019	2018	2017	Prior
Total Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$206,562	$87,051	$43,597	$23,205	$7,392	$10,956	$34,361
Greater than 90 percent but less than or equal to 100 percent	1,938	1,401	331	81	17	14	94
Greater than 100 percent	759	520	112	29	11	12	75
Fully-insured loans	12,704	3,845	3,486	1,150	216	235	3,772
Total Residential Mortgage	$221,963	$92,817	$47,526	$24,465	$7,636	$11,217	$38,302

Total Residential Mortgage
Refreshed FICO score
Less than 620	$2,451	$636	$442	$140	$120	$104	$1,009
Greater than or equal to 620 and less than 680	5,199	1,511	1,123	477	294	307	1,487
Greater than or equal to 680 and less than 740	24,532	8,822	5,454	2,785	1,057	1,434	4,980
Greater than or equal to 740	177,077	78,003	37,021	19,913	5,949	9,137	27,054
Fully-insured loans	12,704	3,845	3,486	1,150	216	235	3,772
Total Residential Mortgage	$221,963	$92,817	$47,526	$24,465	$7,636	$11,217	$38,302

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	December 31, 2021
Total Home Equity
Refreshed LTV
Less than or equal to 90 percent	$27,594	$1,773	$19,095	$6,726
Greater than 90 percent but less than or equal to 100 percent	130	55	34	41
Greater than 100 percent	211	85	54	72
Total Home Equity	$27,935	$1,913	$19,183	$6,839

Total Home Equity
Refreshed FICO score
Less than 620	$893	$244	$209	$440
Greater than or equal to 620 and less than 680	1,434	222	495	717
Greater than or equal to 680 and less than 740	4,625	468	2,493	1,664
Greater than or equal to 740	20,983	979	15,986	4,018
Total Home Equity	$27,935	$1,913	$19,183	$6,839
(1)Includes reverse mortgages of $1.3 billion and home equity loans of $582 million which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/ Indirect as of December 31, 2021	Revolving Loans	2021	2020	2019	2018	2017	Prior	Total Credit Card as of December 31, 2021	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$685	$13	$179	$115	$129	$79	$101	$69	$3,017	$2,857	$160
Greater than or equal to 620 and less than 680	2,313	14	1,170	414	313	148	134	120	9,264	9,064	200
Greater than or equal to 680 and less than 740	8,530	60	4,552	1,659	1,126	466	314	353	28,347	28,155	192
Greater than or equal to 740	37,164	94	15,876	8,642	6,465	2,679	1,573	1,835	40,810	40,762	48
Other internal credit metrics (2,3)	54,868	54,173	283	53	77	75	63	144	—	—	—
Total credit card and other consumer	$103,560	$54,354	$22,060	$10,883	$8,110	$3,447	$2,185	$2,521	$81,438	$80,838	$600
(1)Represents TDRs that were modified into term loans.
(2)Other internal credit metrics may include delinquency status, geography or other factors.
(3)Direct/indirect consumer includes $54.2 billion of securities-based lending which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at December 31, 2021.

117 Bank of America

Commercial – Credit Quality Indicators By Vintage (1, 2)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$315,618	$55,862	$25,012	$23,373	$11,439	$10,426	$23,877	$165,629
Reservable criticized	10,318	598	687	1,308	1,615	514	1,072	4,524
Total U.S. Commercial	$325,936	$56,460	$25,699	$24,681	$13,054	$10,940	$24,949	$170,153

Non-U.S. Commercial
Risk ratings
Pass rated	$110,787	$25,749	$8,703	$7,133	$4,521	$3,016	$3,062	$58,603
Reservable criticized	2,479	223	324	487	275	257	216	697
Total Non-U.S. Commercial	$113,266	$25,972	$9,027	$7,620	$4,796	$3,273	$3,278	$59,300

Commercial Real Estate
Risk ratings
Pass rated	$55,511	$14,402	$7,244	$11,237	$5,710	$3,326	$6,831	$6,761
Reservable criticized	7,498	277	990	2,237	1,710	596	1,464	224
Total Commercial Real Estate	$63,009	$14,679	$8,234	$13,474	$7,420	$3,922	$8,295	$6,985

Commercial Lease Financing
Risk ratings
Pass rated	$14,438	$3,280	$2,485	$2,427	$2,030	$1,741	$2,475	$—
Reservable criticized	387	25	18	91	67	48	138	—
Total Commercial Lease Financing	$14,825	$3,305	$2,503	$2,518	$2,097	$1,789	$2,613	$—

U.S. Small Business Commercial (3)
Risk ratings
Pass rated	$11,618	$4,257	$2,922	$1,059	$763	$623	$1,853	$141
Reservable criticized	433	12	29	91	87	64	147	3
Total U.S. Small Business Commercial	$12,051	$4,269	$2,951	$1,150	$850	$687	$2,000	$144
Total	$529,087	$104,685	$48,414	$49,443	$28,217	$20,611	$41,135	$236,582
(1) Excludes $7.2 billion of loans accounted for under the fair value option at December 31, 2021.
(2)     Includes $16 million of loans that converted from revolving to term loans.
(3)     Excludes U.S. Small Business Card loans of $7.1 billion. Refreshed FICO scores for this portfolio are $192 million for less than 620; $618 million for greater than or equal to 620 and less than 680; $1.9 billion for greater than or equal to 680 and less than 740; and $4.4 billion greater than or equal to 740.

Bank of America 118

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

119 Bank of America

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

Bank of America 120

During 2021, commercial credit quality showed signs of stabilization as the economy continued to recover. Commercial reservable criticized utilized exposure decreased to $22.4 billion at December 31, 2021 from $38.7 billion (to 3.91 percent from 7.31 percent of total commercial reservable utilized exposure) at December 31, 2020, which was broad-based across industries.
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
Consumer real estate loans of $306 million that have been discharged in Chapter 7 bankruptcy with no change in repayment terms and not reaffirmed by the borrower were included in TDRs at December 31, 2021, of which $87 million were classified as nonperforming and $55 million were loans fully insured.
At December 31, 2021 and 2020, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were not significant. Consumer real estate foreclosed properties totaled $101 million and $123 million at December 31, 2021 and 2020. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at December 31, 2021 and 2020 was $1.1 billion and $1.2 billion. During 2021 and 2020, the Corporation reclassified $64 million and $182 million of consumer real estate loans, to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
The table below presents the December 31, 2021, 2020 and 2019 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of consumer real estate loans that were modified in TDRs during 2021, 2020 and 2019. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Consumer Real Estate – TDRs Entered into During 2021, 2020 and 2019

	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (1)
(Dollars in millions)	December 31, 2021
Residential mortgage	$891	$788	3.48%	3.38%
Home equity	107	77	3.60	3.59
Total	$998	$865	3.49	3.41

	December 31, 2020
Residential mortgage	$732	$646	3.66%	3.59%
Home equity	87	69	3.67	3.61
Total	$819	$715	3.66	3.59

	December 31, 2019
Residential mortgage	$464	$377	4.19%	4.13%
Home equity	141	101	5.04	4.31
Total	$605	$478	4.39	4.17
(1)The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.

121 Bank of America

The table below presents the December 31, 2021, 2020 and 2019 carrying value for consumer real estate loans that were modified in a TDR during 2021, 2020 and 2019, by type of modification.

Consumer Real Estate – Modification Programs

	TDRs Entered into During
(Dollars in millions)	2021	2020	2019
Modifications under government programs	$4	$13	$35
Modifications under proprietary programs	774	570	174
Loans discharged in Chapter 7 bankruptcy (1)	33	53	68
Trial modifications	54	79	201
Total modifications	$865	$715	$478
(1)Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
The table below presents the carrying value of consumer real estate loans that entered into payment default during 2021, 2020 and 2019 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification.

Consumer Real Estate – TDRs Entering Payment Default that were Modified During the Preceding 12 Months

(Dollars in millions)	2021	2020	2019
Modifications under government programs	$4	$16	$26
Modifications under proprietary programs	128	51	88
Loans discharged in Chapter 7 bankruptcy (1)	9	19	30
Trial modifications (2)	19	54	57
Total modifications	$160	$140	$201
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
The table below provides information on the Corporation’s Credit Card and Other Consumer TDR portfolio including the December 31, 2021, 2020 and 2019 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of loans that were modified in TDRs during 2021, 2020 and 2019.

Credit Card and Other Consumer – TDRs Entered into During 2021, 2020 and 2019

	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate
(Dollars in millions)	December 31, 2021
Credit card	$237	$248	18.45%	4.09%
Direct/Indirect consumer	23	16	5.88	5.88
Total	$260	$264	17.68	4.20

	December 31, 2020
Credit card	$269	$277	18.16%	5.63%
Direct/Indirect consumer	52	37	5.83	5.83
Total	$321	$314	16.70	5.65

	December 31, 2019
Credit card	$340	$355	19.18%	5.35%
Direct/Indirect consumer	40	21	5.23	5.21
Total	$380	$376	18.42	5.34
(1)Includes accrued interest and fees.

Bank of America 122

The table below presents the December 31, 2021, 2020 and 2019 carrying value for Credit Card and Other Consumer loans that were modified in a TDR during 2021, 2020 and 2019, by program type.

Credit Card and Other Consumer – TDRs by Program Type at December 31 (1)

(Dollars in millions)	2021	2020	2019
Internal programs	$214	$225	$247
External programs	44	73	108
Other	6	16	21
Total	$264	$314	$376
(1) Includes accrued interest and fees.
Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for credit card and other consumer. Based on historical experience, the Corporation estimates that 10 percent of new credit card TDRs and 18 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification.
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
During 2021, the carrying value of the Corporation’s commercial loans that were modified as TDRs was $1.3 billion compared to $1.2 billion and $1.7 billion for 2020 and 2019. At
December 31, 2021, 2020 and 2019, the Corporation had commitments to lend $283 million, $402 million and $445 million to commercial borrowers whose loans were classified as TDRs. The balance of commercial TDRs in payment default was $262 million, $218 million and $207 million at December 31, 2021, 2020 and 2019.
Loans Held-for-sale
The Corporation had LHFS of $15.6 billion and $9.2 billion at December 31, 2021 and 2020. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $43.6 billion, $20.1 billion and $30.6 billion for 2021, 2020 and 2019, respectively. Cash used for originations and purchases of LHFS totaled $37.3 billion, $19.7 billion and $28.9 billion for 2021, 2020 and 2019, respectively.
Accrued Interest Receivable
Accrued interest receivable for loans and leases and loans held-for-sale at December 31, 2021 and 2020 was $2.2 billion and $2.4 billion and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During 2021 and 2020, the Corporation reversed $446 million and $512 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan.
For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during 2021 and 2020, interest and fee income reversed at the time the loans were classified as nonperforming was not significant. For more information on the Corporation's nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles.

123 Bank of America

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
The December 31, 2021 estimate for allowance for credit losses was based on various economic outlooks that included a baseline scenario, which is derived from consensus estimates, a downside scenario that assumed a significantly longer period until full economic recovery, a tail risk scenario similar to the severely adverse scenario used in stress testing, a scenario to account for inflationary risk and higher interest rates and an upside scenario to consider the potential for improvement in the consensus outlooks. The weighted economic outlook assumes that the U.S. average unemployment rate will be just above five percent by the fourth quarter of 2022 and slowly declines to just under five percent by the fourth quarter of 2023. Additionally, in this economic outlook, U.S. gross domestic product is forecasted to grow at 2.1 percent and 1.9 percent year-over-year in the fourth quarters of 2022 and 2023. For comparison, as of December 31, 2020, the weighted macroeconomic outlook for the U.S. average unemployment rate was forecasted at 6.6 percent, 5.5 percent and 5.0 percent in the fourth quarters of 2021, 2022 and 2023, respectively, and the weighted macroeconomic outlook for U.S. GDP was forecasted to grow at 2.5 percent, 2.4 percent and 2.1 percent year-over-year in the fourth quarters of 2021, 2022 and 2023, respectively. The allowance for credit losses considered the impact of enacted government stimulus measures and continued to factor in the uncertainty resulting from the unprecedented nature of the current public health crisis and risks that may prevent a full economic recovery.
While there has been improvement across the U.S. economy, the Corporation continues to factor into its allowance for credit losses an estimated impact from higher-risk segments that included leveraged loans and industries such as travel and entertainment, which have been adversely impacted by the effects of the pandemic.
The allowance for credit losses at December 31, 2021 was $13.8 billion, a decrease of $6.8 billion compared to December 31, 2020. The decrease in the allowance for credit losses was primarily driven by improvements in the macroeconomic outlook and credit quality. The change in the allowance for credit losses was comprised of a net decrease of $6.4 billion in the allowance for loan and lease losses and a $422 million decrease in the reserve for unfunded lending commitments. The decrease in the allowance for credit losses was attributed to $342 million in the consumer real estate portfolio, $2.7 billion in the credit card and other consumer portfolio, and $3.8 billion in the commercial portfolio. Similarly, the provision for credit losses improved $15.9 billion to a benefit of $4.6 billion in 2021 compared to provision expense of $11.3 billion and $3.6 billion in 2020 and 2019. The benefit in 2021 was primarily driven by improvements in the macroeconomic outlook and credit quality.
Outstanding loans and leases excluding loans accounted for under the fair value option increased $50.1 billion in 2021 driven by commercial loans, which increased $60.4 billion, excluding small business, primarily driven by Global Markets. Consumer loans increased $7.0 billion primarily driven by securities-based lending, partially offset by lower consumer real estate due to prepayments in a low rate environment.
The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the following table.

Bank of America 124

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	2021
Allowance for loan and lease losses, January 1	$858	$9,213	$8,731	$18,802
Loans and leases charged off	(78)	(3,000)	(719)	(3,797)
Recoveries of loans and leases previously charged off	225	1,006	323	1,554
Net charge-offs	147	(1,994)	(396)	(2,243)
Provision for loan and lease losses	(449)	(744)	(2,980)	(4,173)
Other	1	1	(1)	1
Allowance for loan and lease losses, December 31	557	6,476	5,354	12,387
Reserve for unfunded lending commitments, January 1	137	—	1,741	1,878
Provision for unfunded lending commitments	(41)	—	(380)	(421)
Other	—	—	(1)	(1)
Reserve for unfunded lending commitments, December 31	96	—	1,360	1,456
Allowance for credit losses, December 31	$653	$6,476	$6,714	$13,843

	2020
Allowance for loan and lease losses, January 1	$440	$7,430	$4,488	$12,358
Loans and leases charged off	(98)	(3,646)	(1,675)	(5,419)
Recoveries of loans and leases previously charged off	201	891	206	1,298
Net charge-offs	103	(2,755)	(1,469)	(4,121)
Provision for loan and lease losses	307	4,538	5,720	10,565
Other	8	—	(8)	—
Allowance for loan and lease losses, December 31	858	9,213	8,731	18,802
Reserve for unfunded lending commitments, January 1	119	—	1,004	1,123
Provision for unfunded lending commitments	18	—	737	755
Reserve for unfunded lending commitments, December 31	137	—	1,741	1,878
Allowance for credit losses, December 31	$995	$9,213	$10,472	$20,680

	2019
Allowance for loan and lease losses, January 1	$928	$3,874	$4,799	$9,601
Loans and leases charged off	(522)	(4,302)	(822)	(5,646)
Recoveries of loans and leases previously charged off	927	911	160	1,998
Net charge-offs	405	(3,391)	(662)	(3,648)
Provision for loan and lease losses	(680)	3,512	742	3,574
Other (1)	(107)	1	(5)	(111)
Allowance for loan and lease losses, December 31	546	3,996	4,874	9,416
Reserve for unfunded lending commitments, January 1	—	—	797	797
Provision for unfunded lending commitments	—	—	16	16
Reserve for unfunded lending commitments, December 31	—	—	813	813
Allowance for credit losses, December 31	$546	$3,996	$5,687	$10,229
(1)Primarily represents write-offs of purchased credit-impaired loans in 2019.

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
The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at December 31, 2021 and 2020 in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum loss exposure at December 31, 2021 and 2020 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments, such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.
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
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during 2021, 2020 and 2019 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $968 million and $929 million at December 31, 2021 and 2020.

125 Bank of America

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
The table below summarizes select information related to first-lien mortgage securitizations for 2021, 2020 and 2019.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency			Commercial Mortgage
(Dollars in millions)	2021	2020	2019	2021	2020	2019
Proceeds from loan sales (1)	$6,664	$15,823	$6,858	$10,874	$5,084	$8,661
Gains on securitizations (2)	9	728	27	156	61	103
Repurchases from securitization trusts (3)	756	436	881	—	—	—
(1)The Corporation transfers residential mortgage loans to securitizations sponsored primarily by the GSEs or GNMA in the normal course of business and primarily receives RMBS in exchange. Substantially all of these securities are classified as Level 2 within the fair value hierarchy and are typically sold shortly after receipt.
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $121 million, $160 million and $64 million net of hedges, during 2021, 2020 and 2019, respectively, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $115.4 billion and $160.4 billion at December 31, 2021 and 2020. Servicing fee and ancillary fee income on serviced loans was $392 million, $474 million and $585 million during 2021, 2020 and 2019, respectively. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $2.0 billion and $2.2 billion at December 31, 2021 and 2020. For more information on MSRs, see Note 20 – Fair Value Measurements.

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
The following table summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at December 31, 2021 and 2020.

Bank of America 126

First-lien Mortgage VIEs

	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
	December 31
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Unconsolidated VIEs
Maximum loss exposure (1)	$11,600	$13,477	$121	$250	$908	$1,031	$14	$46	$1,445	$1,169
On-balance sheet assets
Senior securities:
Trading account assets	$175	$152	$8	$2	$44	$8	$12	$12	$21	$60
Debt securities carried at fair value	5,009	7,588	—	103	537	676	—	33	—	—
Held-to-maturity securities	6,416	5,737	—	—	—	—	—	—	1,157	925
All other assets	—	—	3	6	29	26	2	1	93	50
Total retained positions	$11,600	$13,477	$11	$111	$610	$710	$14	$46	$1,271	$1,035
Principal balance outstanding (2)	$93,142	$133,497	$4,710	$6,081	$6,179	$6,691	$13,627	$16,554	$85,540	$59,268

Consolidated VIEs
Maximum loss exposure (1)	$1,644	$1,328	$49	$66	$—	$53	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$1,644	$1,328	$—	$350	$—	$260	$—	$—	$—	$—
Loans and leases, net	—	—	58	—	—	—	—	—	—	—
Total assets	$1,644	$1,328	$58	$350	$—	$260	$—	$—	$—	$—
Total liabilities	$—	$—	$9	$284	$—	$207	$—	$—	$—	$—
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
Other Asset-backed Securitizations
The table below summarizes select information related to home equity, credit card and other asset-backed VIEs in which the Corporation held a variable interest at December 31, 2021 and 2020.

Home Equity Loan, Credit Card and Other Asset-backed VIEs

	Home Equity (1)		Credit Card (2)		Resecuritization Trusts		Municipal Bond Trusts
	December 31
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Unconsolidated VIEs
Maximum loss exposure	$152	$206	$—	$—	$6,089	$8,543	$4,094	$3,507
On-balance sheet assets
Securities (3):
Trading account assets	$—	$—	$—	$—	$1,030	$948	$—	$—
Debt securities carried at fair value	1	2	—	—	1,903	2,727	—	—
Held-to-maturity securities	—	—	—	—	3,156	4,868	—	—
Total retained positions	$1	$2	$—	$—	$6,089	$8,543	$—	$—
Total assets of VIEs	$430	$609	$—	$—	$18,633	$17,250	$4,655	$4,042

Consolidated VIEs
Maximum loss exposure	$45	$58	$10,279	$14,606	$680	$217	$210	$1,030
On-balance sheet assets
Trading account assets	$—	$—	$—	$—	$686	$217	$122	$990
Loans and leases	140	218	14,434	21,310	—	—	—	—
Allowance for loan and lease losses	14	14	(970)	(1,704)	—	—	—	—
All other assets	3	4	70	1,289	—	—	88	40
Total assets	$157	$236	$13,534	$20,895	$686	$217	$210	$1,030
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—	$196	$432
Long-term debt	113	178	3,248	6,273	6	—	—	—
All other liabilities	—	—	7	16	—	—	—	—
Total liabilities	$113	$178	$3,255	$6,289	$6	$—	$196	$432
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
(2)At December 31, 2021 and 2020, loans and leases in the consolidated credit card trust included $4.3 billion and $7.6 billion of seller’s interest.
(3)The retained senior securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).

127 Bank of America

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
During 2021, 2020 and 2019, the Corporation issued new senior debt securities issued to third-party investors from the credit card securitization trust of $1.0 billion, $1.0 billion and $1.3 billion, respectively.
At December 31, 2021 and 2020, the Corporation held subordinate securities issued by the credit card securitization trust with a notional principal amount of $6.5 billion and $6.8 billion. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. During 2021, 2020 and 2019, the credit card securitization trust issued $161 million, $161 million and $202 million, respectively, of these subordinate securities.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $28.9 billion, $39.0 billion and $24.4 billion of securities during 2021, 2020 and 2019, respectively. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. Securities received from the resecuritization VIEs were recognized at their fair value of $2.2 billion, $6.1 billion and $5.2 billion during 2021, 2020 and 2019, respectively. In 2021 and 2019, substantially all of the securities were classified as trading account assets. All of the securities received as resecuritization proceeds during 2020 were classified as trading account assets. Of the securities received as resecuritization proceeds during 2020, $2.4 billion, $2.1 billion and $1.7 billion were classified as trading account assets, debt securities carried at fair value and HTM securities, respectively. Substantially all of the trading account securities carried at fair value were categorized as Level 2 within the fair value hierarchy.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $4.1 billion and $3.5 billion at December 31, 2021 and 2020. The weighted-average remaining life of bonds held in the trusts at December 31, 2021 was 6.3 years. There were no significant write-downs or downgrades of assets or issuers during 2021, 2020 and 2019.
Other Variable Interest Entities
The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at December 31, 2021 and 2020.

Other VIEs

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
(Dollars in millions)	December 31, 2021			December 31, 2020
Maximum loss exposure	$4,819	$27,790	$32,609	$4,106	$23,870	$27,976
On-balance sheet assets
Trading account assets	$2,552	$626	$3,178	$2,080	$623	$2,703
Debt securities carried at fair value	—	7	7	—	9	9
Loans and leases	2,503	47	2,550	2,108	184	2,292
Allowance for loan and lease losses	(2)	(12)	(14)	(3)	(3)	(6)
All other assets	28	26,628	26,656	54	22,553	22,607
Total	$5,081	$27,296	$32,377	$4,239	$23,366	$27,605
On-balance sheet liabilities
Short-term borrowings	$51	$—	$51	$22	$—	$22
Long-term debt	211	—	211	111	—	111
All other liabilities	—	6,548	6,548	—	5,658	5,658
Total	$262	$6,548	$6,810	$133	$5,658	$5,791
Total assets of VIEs	$5,081	$92,249	$97,330	$4,239	$77,984	$82,223

Bank of America 128

Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $2.9 billion and $2.3 billion at December 31, 2021 and 2020, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.
Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $235 million and $298 million at December 31, 2021 and 2020.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At December 31, 2021 and 2020, the Corporation’s consolidated investment VIEs had total assets of $1.0 billion and $494 million. The Corporation also held investments in unconsolidated VIEs with total assets of $7.1 billion and $5.4 billion at December 31, 2021 and 2020. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $2.0 billion and $1.5 billion at December 31, 2021 and 2020 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $1.5 billion and $1.7 billion at December 31, 2021 and 2020. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
Tax Credit VIEs
The Corporation holds investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, wind and solar projects. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. The Corporation earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure included in the Other VIEs table was $25.7 billion and $22.0 billion at December 31, 2021 and 2020. The Corporation’s risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment.
The Corporation’s investments in affordable housing partnerships, which are reported in other assets on the Consolidated Balance Sheet, totaled $12.6 billion and $11.2 billion, including unfunded commitments to provide capital contributions of $5.8 billion and $5.0 billion, at December 31, 2021 and 2020. The unfunded commitments are expected to be paid over the next five years. During 2021, 2020 and 2019, the Corporation recognized tax credits and other tax benefits from investments in affordable housing partnerships of $1.3 billion, $1.2 billion and $1.0 billion and reported pretax losses in other income of $1.1 billion, $1.0 billion and $882 million, respectively. These tax credits are recognized as part of the Corporation’s annual effective tax rate used to determine tax expense in a given quarter. The Corporation may be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant.
NOTE 7 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at December 31, 2021 and 2020. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill

	December 31
(Dollars in millions)	2021	2020
Consumer Banking	$30,137	$30,123
Global Wealth & Investment Management	9,677	9,677
Global Banking (1)	24,026	23,969
Global Markets	5,182	5,182
Total goodwill	$69,022	$68,951
(1) Prior period has been revised to conform to current-period presentation.
During 2021, the Corporation completed its annual goodwill impairment test as of June 30, 2021 using qualitative assessments for all applicable reporting units. Based on the results of the annual goodwill impairment test, the Corporation determined there was no impairment. For more information on the use of qualitative assessments, see Note 1 – Summary of Significant Accounting Principles.
Intangible Assets
At both December 31, 2021 and 2020, the net carrying value of intangible assets was $2.2 billion. At both December 31, 2021 and 2020, intangible assets included $1.6 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $76 million, $95 million and $112 million for 2021, 2020 and 2019.

129 Bank of America

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
The table below presents the net investment in sales-type and direct financing leases at December 31, 2021 and 2020.

Net Investment (1)

	December 31
(Dollars in millions)	2021	2020
Lease receivables	$16,806	$17,627
Unguaranteed residuals	2,078	2,303
Total net investment in sales-type and direct financing leases	$18,884	$19,930
(1)In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $7.1 billion and $6.9 billion at December 31, 2021 and 2020.
The table below presents lease income at December 31, 2021 and 2020.

Lease Income

	December 31
(Dollars in millions)	2021	2020
Sales-type and direct financing leases	$613	$707
Operating leases	930	931
Total lease income	$1,543	$1,638
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
The following table provides information on the right-of-use assets, lease liabilities and weighted-average discount rates and lease terms at December 31, 2021 and 2020.

Lessee Arrangements

	December 31
(Dollars in millions)	2021	2020
Right-of-use asset	$10,233	$10,000
Lease liabilities	10,858	10,474
Weighted-average discount rate used to calculate present value of future minimum lease payments	2.91%	3.38%
Weighted-average lease term (in years)	9.0	8.4

Lease Cost and Supplemental Information:
Operating lease cost	$2,025	$2,149
Variable lease cost (1)	462	474
Total lease cost (2)	$2,487	$2,623

Right-of-use assets obtained in exchange for new operating lease liabilities (3)	$1,713	$851
Operating cash flows from operating leases (4)	1,964	2,039
(1)Primarily consists of payments for common area maintenance and property taxes.
(2)Amounts are recorded in occupancy and equipment expense in the Consolidated Statement of Income.
(3)Represents non-cash activity and, accordingly, is not reflected in the Consolidated Statement of Cash Flows.
(4)Represents cash paid for amounts included in the measurements of lease liabilities.

Maturity Analysis
The maturities of lessor and lessee arrangements outstanding at December 31, 2021 are presented in the table below based on undiscounted cash flows.

Maturities of Lessor and Lessee Arrangements

	Lessor		Lessee (1)
	Operating Leases	Sales-type and Direct Financing Leases (2)	Operating Leases
(Dollars in millions)	December 31, 2021
2022	$848	$5,208	$1,917
2023	742	4,617	1,716
2024	591	3,888	1,550
2025	412	1,318	1,309
2026	296	1,634	1,153
Thereafter	696	1,358	4,758
Total undiscounted cash flows	$3,585	18,023	12,403
Less: Net present value adjustment		1,217	1,545
Total (3)		$16,806	$10,858
(1)Excludes $179 million in commitments under lessee arrangements that have not yet commenced with lease terms that will begin in 2022.
(2)Includes $10.9 billion in commercial lease financing receivables and $5.9 billion in direct/indirect consumer lease financing receivables.
(3)Represents lease receivables for lessor arrangements and lease liabilities for lessee arrangements.

Bank of America 130

NOTE 9 Deposits
The scheduled contractual maturities for total time deposits at December 31, 2021 are presented in the table below.

Contractual Maturities of Total Time Deposits

(Dollars in millions)	U.S.	Non-U.S.	Total
Due in 2022	$34,555	$9,193	$43,748
Due in 2023	1,934	75	2,009
Due in 2024	350	5	355
Due in 2025	230	11	241
Due in 2026	120	1,361	1,481
Thereafter	248	29	277
Total time deposits	$37,437	$10,674	$48,111
At December 31, 2021 and 2020, the Corporation had aggregate U.S. time deposits of $9.4 billion and $10.7 billion and non-U.S. time deposits of $10.6 billion and $11.8 billion in denominations that met or exceeded insurance limits.
NOTE 10 Securities Financing Agreements, Short-term Borrowings and Restricted Cash
The Corporation enters into securities financing agreements to accommodate customers (also referred to as “matched-book transactions”), obtain securities to cover short positions and finance inventory positions. The Corporation elects to account for certain securities financing agreements and short-term borrowings under the fair value option. For more information on the fair value option, see Note 21 – Fair Value Option.
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
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at December 31, 2021 and 2020. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives.

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	December 31, 2021
Securities borrowed or purchased under agreements to resell (3)	$527,054	$(276,334)	$250,720	$(229,525)	$21,195
Securities loaned or sold under agreements to repurchase	$468,663	$(276,334)	$192,329	$(181,860)	$10,469
Other (4)	11,391	—	11,391	(11,391)	—
Total	$480,054	$(276,334)	$203,720	$(193,251)	$10,469

	December 31, 2020
Securities borrowed or purchased under agreements to resell (3)	$492,387	$(188,329)	$304,058	$(272,351)	$31,707
Securities loaned or sold under agreements to repurchase	$358,652	$(188,329)	$170,323	$(158,867)	$11,456
Other (4)	16,210	—	16,210	(16,210)	—
Total	$374,862	$(188,329)	$186,533	$(175,077)	$11,456
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
(3)Excludes repurchase activity of $20.1 billion and $14.7 billion reported in loans and leases on the Consolidated Balance Sheet at December 31, 2021 and 2020.
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

131 Bank of America

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	December 31, 2021
Securities sold under agreements to repurchase	$148,023	$194,964	$36,939	$36,501	$416,427
Securities loaned	46,231	466	1,428	4,111	52,236
Other	11,391	—	—	—	11,391
Total	$205,645	$195,430	$38,367	$40,612	$480,054

	December 31, 2020
Securities sold under agreements to repurchase	$158,400	$122,448	$32,149	$22,684	$335,681
Securities loaned	19,140	271	1,029	2,531	22,971
Other	16,210	—	—	—	16,210
Total	$193,750	$122,719	$33,178	$25,215	$374,862
(1)No agreements have maturities greater than three years.

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	December 31, 2021
U.S. government and agency securities	$201,546	$27	$—	$201,573
Corporate securities, trading loans and other	12,838	3,440	1,148	17,426
Equity securities	19,907	48,650	10,192	78,749
Non-U.S. sovereign debt	178,019	119	51	178,189
Mortgage trading loans and ABS	4,117	—	—	4,117
Total	$416,427	$52,236	$11,391	$480,054

	December 31, 2020
U.S. government and agency securities	$195,167	$5	$—	$195,172
Corporate securities, trading loans and other	8,633	1,628	1,217	11,478
Equity securities	14,752	21,125	14,931	50,808
Non-U.S. sovereign debt	113,142	213	62	113,417
Mortgage trading loans and ABS	3,987	—	—	3,987
Total	$335,681	$22,971	$16,210	$374,862
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
Short-term Bank Notes
Bank of America, N.A. maintains a global program to offer up to a maximum of $75.0 billion outstanding at any one time, of bank notes with fixed or floating rates and maturities of at least seven days from the date of issue. Short-term bank notes outstanding under this program totaled $1.8 billion and $3.9 billion at December 31, 2021 and 2020. These short-term bank notes, along with Federal Home Loan Bank advances, U.S. Treasury tax and loan notes, and term federal funds purchased, are included in short-term borrowings on the Consolidated Balance Sheet.
Restricted Cash
At December 31, 2021 and 2020, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $5.9 billion and $7.0 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with central banks to meet reserve requirements.

Bank of America 132

NOTE 11 Long-term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The table below presents the balance of long-term debt at December 31, 2021 and 2020, and the related contractual rates and maturity dates as of December 31, 2021.

	Weighted-average Rate			December 31
(Dollars in millions)		Interest Rates	Maturity Dates	2021	2020
Notes issued by Bank of America Corporation (1)
Senior notes:
Fixed	2.85%	0.25 - 8.05%	2022 - 2052	$194,191	$174,385
Floating	0.64	0.02 - 4.88	2023 - 2044	18,753	16,788
Senior structured notes				15,086	17,033
Subordinated notes:
Fixed	4.88	2.94 - 8.57	2024 - 2045	22,311	23,337
Floating	2.18	0.82 - 2.48	2026 - 2036	2,371	799
Junior subordinated notes:
Fixed	6.71	6.45 - 8.05	2027 - 2066	741	738
Floating	0.97	0.97	2056	1	1
Total notes issued by Bank of America Corporation				253,454	233,081
Notes issued by Bank of America, N.A.
Senior notes:
Fixed	3.34	3.34	2023	501	511
Floating	0.26	0.20 - 0.33	2022 - 2023	3,173	2,323
Subordinated notes	6.00	6.00	2036	1,780	1,883
Advances from Federal Home Loan Banks:
Fixed	1.54	0.01 - 7.72	2022 - 2034	290	599
Securitizations and other BANA VIEs (2)				3,338	6,296
Other				680	683
Total notes issued by Bank of America, N.A.				9,762	12,295
Other debt
Structured liabilities (3)				16,599	16,792
Nonbank VIEs (2)				249	757
Other				53	9
Total notes issued by nonbank and other entities				16,901	17,558
Total long-term debt				$280,117	$262,934
(1)Includes total loss-absorbing capacity compliant debt.
(2)Represents liabilities of consolidated VIEs included in total long-term debt on the Consolidated Balance Sheet. Long-term debt of VIEs is collateralized by the assets of the VIEs. At December 31, 2021, amount includes debt predominantly from credit card securitization and other VIEs of $3.2 billion and $211 million. For more information, see Note 6 – Securitizations and Other Variable Interest Entities.
(3)Includes debt outstanding of $5.4 billion and $4.8 billion at December 31, 2021 and 2020 that was issued by BofA Finance LLC, a consolidated finance subsidiary of Bank of America Corporation, the parent company, and is fully and unconditionally guaranteed by the parent company.

During 2021, the Corporation issued $76.7 billion of long-term debt consisting of $56.2 billion of notes issued by Bank of America Corporation, $8.0 billion of notes issued by Bank of America, N.A. and $12.5 billion of other debt. During 2020, the Corporation issued $56.9 billion of long-term debt consisting of $43.8 billion of notes issued by Bank of America Corporation, $4.8 billion of notes issued by Bank of America, N.A. and $8.3 billion of other debt.
During 2021, the Corporation had total long-term debt maturities and redemptions in the aggregate of $46.4 billion consisting of $24.4 billion for Bank of America Corporation, $10.4 billion for Bank of America, N.A. and $11.6 billion of other debt. During 2020, the Corporation had total long-term debt maturities and redemptions in the aggregate of $47.1 billion consisting of $22.6 billion for Bank of America Corporation, $11.5 billion for Bank of America, N.A. and $13.0 billion of other debt.
Bank of America Corporation and Bank of America, N.A. maintain various U.S. and non-U.S. debt programs to offer both senior and subordinated notes. The notes may be denominated in U.S. dollars or foreign currencies. At December 31, 2021 and 2020, the amount of foreign currency-denominated debt translated into U.S. dollars included in total long-term debt was $53.1 billion and $54.6 billion. Foreign currency contracts may be used to convert certain foreign currency-denominated debt into U.S. dollars.
The weighted-average effective interest rates for total long-term debt (excluding senior structured notes), total fixed-rate debt and total floating-rate debt were 2.83 percent, 3.08 percent and 0.75 percent, respectively, at December 31, 2021, and 3.02 percent, 3.29 percent and 0.71 percent, respectively, at December 31, 2020. The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not have a significantly adverse effect on earnings and capital. The weighted-average rates are the contractual interest rates on the debt and do not reflect the impacts of derivative transactions.
The following table shows the carrying value for aggregate annual contractual maturities of long-term debt as of December 31, 2021. Included in the table are certain structured notes issued by the Corporation that contain provisions whereby the borrowings are redeemable at the option of the holder (put options) at specified dates prior to maturity. Other structured notes have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, and the maturity may be accelerated based on the value of a referenced index or security. In both cases, the Corporation or a subsidiary may be required to settle the obligation for cash or other securities prior to the contractual maturity date. These borrowings are reflected in the table as maturing at their contractual maturity date.

133 Bank of America

Long-term Debt by Maturity

(Dollars in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Bank of America Corporation
Senior notes	$3,217	$23,326	$23,462	$21,534	$17,968	$123,437	$212,944
Senior structured notes	1,937	572	396	398	819	10,964	15,086
Subordinated notes	—	—	3,283	5,379	5,171	10,849	24,682
Junior subordinated notes	—	—	—	—	—	742	742
Total Bank of America Corporation	5,154	23,898	27,141	27,311	23,958	145,992	253,454
Bank of America, N.A.
Senior notes	1,600	2,074	—	—	—	—	3,674
Subordinated notes	—	—	—	—	—	1,780	1,780
Advances from Federal Home Loan Banks	202	1	—	16	10	61	290
Securitizations and other Bank VIEs (1)	1,259	988	1,000	1	—	90	3,338
Other	102	386	32	143	7	10	680
Total Bank of America, N.A.	3,163	3,449	1,032	160	17	1,941	9,762
Other debt
Structured Liabilities	3,586	2,823	1,996	668	1,621	5,905	16,599
Nonbank VIEs (1)	2	51	—	—	—	196	249
Other	—	—	—	—	—	53	53
Total other debt	3,588	2,874	1,996	668	1,621	6,154	16,901
Total long-term debt	$11,905	$30,221	$30,169	$28,139	$25,596	$154,087	$280,117
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
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.7 billion and $10.5 billion at December 31, 2021 and 2020. The carrying value of the Corporation’s credit extension commitments at December 31, 2021 and 2020, excluding commitments accounted for under the fair value option, was $1.5 billion and $1.9 billion, which predominantly related to the reserve for unfunded lending commitments. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The following table includes the notional amount of commitments of $4.8 billion and $4.0 billion at December 31, 2021 and 2020 that are accounted for under the fair value option. However, the table excludes the cumulative net fair value for these commitments of $97 million and $99 million at December 31, 2021 and 2020, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 21 – Fair Value Option.

Bank of America 134

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	December 31, 2021
Notional amount of credit extension commitments
Loan commitments (1)	$102,464	$190,687	$174,978	$26,635	$494,764
Home equity lines of credit	890	5,097	10,268	24,276	40,531
Standby letters of credit and financial guarantees (2)	22,359	10,742	2,017	422	35,540
Letters of credit	1,145	124	56	98	1,423
Other commitments (3)	18	59	81	1,233	1,391
Legally binding commitments	126,876	206,709	187,400	52,664	573,649
Credit card lines (4)	406,169	—	—	—	406,169
Total credit extension commitments	$533,045	$206,709	$187,400	$52,664	$979,818

	December 31, 2020
Notional amount of credit extension commitments
Loan commitments (1)	$109,406	$171,887	$139,508	$16,091	$436,892
Home equity lines of credit	710	2,992	8,738	29,892	42,332
Standby letters of credit and financial guarantees (2)	19,962	12,038	2,397	1,257	35,654
Letters of credit	886	197	25	27	1,135
Other commitments (3)	22	132	125	1,219	1,498
Legally binding commitments	130,986	187,246	150,793	48,486	517,511
Credit card lines (4)	384,955	—	—	—	384,955
Total credit extension commitments	$515,941	$187,246	$150,793	$48,486	$902,466
(1)     At December 31, 2021 and 2020, $4.6 billion and $4.8 billion of these loan commitments were held in the form of a security.
(2)     The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $26.3 billion and $8.7 billion at December 31, 2021, and $25.0 billion and $10.2 billion at December 31, 2020. Amounts in the table include consumer SBLCs of $512 million and $500 million at December 31, 2021 and 2020.
(3)     Primarily includes second-loss positions on lease-end residual value guarantees.
(4)     Includes business card unused lines of credit.
Other Commitments
At December 31, 2021 and 2020, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $181 million and $93 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans of $518 million and $645 million, which upon settlement will be included in trading account assets.
At December 31, 2021 and 2020, the Corporation had commitments to purchase commodities, primarily liquefied natural gas, of $949 million and $582 million, which upon settlement will be included in trading account assets.
At December 31, 2021 and 2020, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $92.0 billion and $66.5 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $32.6 billion and $32.1 billion. These commitments generally expire within the next 12 months.
At December 31, 2021 and 2020, the Corporation had a commitment to originate or purchase up to $4.0 billion and $3.9 billion on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2026 and can be terminated with 12 months prior notice.
At December 31, 2021 and 2020, the Corporation had unfunded equity investment commitments of $395 million and $213 million.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At December 31, 2021 and
2020, the notional amount of these guarantees totaled $6.3 billion and $7.1 billion. At December 31, 2021 and 2020, the Corporation’s maximum exposure related to these guarantees totaled $928 million and $1.1 billion, with estimated maturity dates between 2033 and 2039.
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

135 Bank of America

The Corporation in its role as merchant acquirer or as a sponsor of other merchant acquirers may be held liable for any reversed charges that cannot be collected from the merchants, due to, among other things, merchant fraud or insolvency. If charges are properly reversed after a purchase and cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The ability to reverse a charge is primarily governed by the applicable regulatory and card network rules, which include, but are not limited to, the type of charge, type of payment used and time limits. The total amount of transactions processed for the preceding six-month period, which was $476.2 billion, is an estimate of the Corporation’s maximum potential exposure as of December 31, 2021. The Corporation’s risk in this area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The Corporation’s reserves for contingent losses and the losses incurred related to the merchant processing activity were not significant. The Corporation continues to monitor its exposure in this area due to the potential economic impacts of the pandemic.
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
Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $42.0 billion and $22.5 billion at December 31, 2021 and 2020.
Other Guarantees
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
The notional amount of unresolved repurchase claims at December 31, 2021 and 2020 was $8.4 billion and $8.5 billion. These balances included $2.8 billion and $2.9 billion at December 31, 2021 and 2020 of claims related to loans in specific private-label securitization groups or tranches where the Corporation owns substantially all of the outstanding securities or will otherwise realize the benefit of any repurchase claims paid.

Bank of America 136

During 2021, the Corporation received $49 million in new repurchase claims that were not time-barred. During 2021, $141 million in claims were resolved.
Reserve and Related Provision
The reserve for representations and warranties obligations and corporate guarantees was $1.2 billion and $1.3 billion at December 31, 2021 and 2020 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet, and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of probable incurred losses, is based on its experience in previous negotiations, and is subject to judgment, a variety of assumptions and known or unknown uncertainties. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity. See Litigation and Regulatory Matters below for the Corporation's combined range of possible loss in excess of the reserve for representations and warranties and the accrued liability for litigation.
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
As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters described below whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation-related expense of $164 million and $823 million was recognized in 2021 and 2020.
For any matter disclosed in this Note for which a loss in future periods is reasonably possible and estimable (whether in excess of an accrued liability or where there is no accrued liability) and for representations and warranties exposures, the Corporation’s estimated range of possible loss is $0 to $1.0 billion in excess of the accrued liability, if any, as of December 31, 2021.
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
Information is provided below regarding the nature of the litigation and, where specified, associated claimed damages. Based on current knowledge, and taking into account accrued liabilities, management does not believe that loss contingencies arising from pending matters, including the matters described below, will have a material adverse effect on the consolidated financial condition or liquidity of the Corporation. However, in light of the significant judgment, variety of assumptions and uncertainties involved in these matters, some of which are beyond the Corporation’s control, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to the Corporation’s business or results of operations for any particular reporting period, or cause significant reputational harm.
Ambac Bond Insurance Litigation
Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation (together, Ambac) have filed four separate lawsuits against the Corporation and its subsidiaries relating to bond insurance policies Ambac provided on certain securitized pools of HELOCs, first-lien subprime home equity loans, fixed-rate second-lien mortgage loans and negative amortization pay-option adjustable-rate mortgage loans. Ambac alleges that they have paid or will pay claims as a result of defaults in the underlying loans and asserts that the defendants misrepresented the characteristics of the underlying loans and/or breached certain contractual representations and warranties regarding the underwriting and servicing of the loans. In those actions where the Corporation is named as a defendant, Ambac contends the Corporation is liable on successor and vicarious liability theories. These actions are at various procedural stages with material developments provided below.
Ambac v. Countrywide I
Ambac named the Corporation and several Countrywide entities as defendants in an action filed on September 28, 2010 in New York Supreme Court asserting claims for fraudulent inducement as well as breach of contract and seeking damages in excess of $2.2 billion, plus punitive damages. The Supreme Court dismissed Ambac’s fraudulent inducement claim, and on May 11, 2021, the First Department, a New York State appellate court (First Department), affirmed the dismissal. The Supreme Court has scheduled a non-jury trial for September 7, 2022 on the contract claim that remains.
Ambac v. Countrywide II
On December 30, 2014, Ambac filed a complaint in New York Supreme Court against the same defendants, claiming fraudulent inducement against Countrywide, and successor and vicarious liability against the Corporation, while seeking damages in excess of $600 million, plus punitive damages.
Ambac v. Countrywide IV
On July 21, 2015, Ambac filed an action in New York Supreme Court against Countrywide asserting the same claims for fraudulent inducement that Ambac asserted in the now dismissed Ambac v. Countrywide III. The complaint seeks damages in excess of $350 million, plus punitive damages. On December 8, 2020, the New York Supreme Court dismissed Ambac’s complaint. On February 8, 2022, the First Department affirmed the dismissal.

137 Bank of America

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
Deposit Insurance Assessment
On January 9, 2017, the Federal Deposit Insurance Corporation (FDIC) filed suit against BANA in the U.S. District Court for the District of Columbia alleging failure to pay a December 15, 2016 invoice for additional deposit insurance assessments and interest in the amount of $542 million for the quarters ending June 30, 2013 through December 31, 2014.
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
LIBOR
The Corporation, BANA and certain Merrill Lynch entities have been named as defendants along with most of the other LIBOR panel banks in a number of individual and putative class actions by persons alleging they sustained losses on U.S. dollar LIBOR-based financial instruments as a result of collusion or manipulation by defendants regarding the setting of U.S. dollar LIBOR. Plaintiffs assert a variety of claims, including antitrust, Commodity Exchange Act, Racketeer Influenced and Corrupt Organizations (RICO), Securities Exchange Act of 1934, common law fraud and breach of contract claims, and seek compensatory, treble and punitive damages, and injunctive relief. All but one of the cases naming the Corporation and its affiliates relating to U.S. dollar LIBOR are pending in the U.S. District Court for the Southern District of New York (“District Court”). The District Court has dismissed all RICO claims, and dismissed all manipulation claims against Bank of America entities based on alleged trader conduct. The District Court has also substantially limited the scope of antitrust, Commodity Exchange Act and various other claims, including by dismissing in their entirety certain individual and putative class plaintiffs’ antitrust claims for lack of standing. On December 30, 2021, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of these antitrust claims for lack of standing. Certain individual and putative class actions remain pending against the Corporation, BANA and certain Merrill Lynch entities. On February 28, 2018, the District Court granted certification of a class of persons that purchased OTC swaps and notes that referenced U.S. dollar LIBOR from one of the U.S. dollar LIBOR panel banks, limited to claims under Section 1 of the Sherman Act.
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
NOTE 13 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 2, 2022	March 4, 2022	March 25, 2022	$0.21
October 20, 2021	December 3, 2021	December 31, 2021	0.21
July 21, 2021	September 3, 2021	September 24, 2021	0.21
April 22, 2021	June 4, 2021	June 25, 2021	0.18
January 19, 2021	March 5, 2021	March 26, 2021	0.18
(1)In 2021, and through February 22, 2022.

The cash dividends paid per share of common stock were $0.78 $0.72 and $0.66 for 2021, 2020 and 2019, respectively.
The table below summarizes common stock repurchases during 2021, 2020 and 2019.

Common Stock Repurchase Summary

(in millions)	2021	2020	2019
Total share repurchases, including CCAR capital plan repurchases	615	227	956

Purchase price of shares repurchased and retired
CCAR capital plan repurchases	$25,126	$7,025	$25,644
Other authorized repurchases	—	—	2,500
Total shares repurchased	$25,126	$7,025	$28,144
Due to uncertainty resulting from the pandemic, the Federal Reserve imposed various restrictions on share repurchase programs and dividends during 2020 and the first half of 2021. Those restrictions ended as of July 1, 2021 for large banks, including the Corporation, and large banks returned to the normal restrictions under the Federal Reserve’s stress capital buffer (SCB) framework.
During 2021, in connection with employee stock plans, the Corporation issued 68 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 26 million shares of its common stock. At December 31, 2021, the Corporation had reserved 562 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.

Bank of America 138

Preferred Stock
The cash dividends declared on preferred stock were $1.4 billion in each of 2021, 2020 and 2019.
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
On January 25, 2022, the Corporation issued 70,000 shares of 4.375% Non-Cumulative Preferred Stock, Series RR for $1.8 billion. The Series RR preferred stock has a liquidation preference of $25,000 per share and is subject to certain restrictions in the event the Corporation fails to declare and pay full dividends.
On January 31, 2022, the Corporation issued 28,000 shares of 4.75% Non-Cumulative Preferred Stock, Series SS for $700 million. The Series SS preferred stock has a liquidation preference of $25,000 per share and is subject to certain restrictions in the event the Corporation fails to declare and pay full dividends.
In 2021, the Corporation fully redeemed Series CC, Series EE and Series T preferred stock at their liquidation preference values for a total of $2.0 billion.
All series of preferred stock in the Preferred Stock Summary table have a par value of $0.01 per share, are not subject to the operation of a sinking fund, have no participation rights, and with the exception of the Series L Preferred Stock, are not
convertible. The holders of the Series B Preferred Stock and Series 1 through 5 Preferred Stock have general voting rights and vote together with the common stock. The holders of the other series included in the table have no general voting rights. All outstanding series of preferred stock of the Corporation have preference over the Corporation’s common stock with respect to the payment of dividends and distribution of the Corporation’s assets in the event of a liquidation or dissolution. With the exception of the Series B, F and G Preferred Stock, if any dividend payable on these series is in arrears for three or more semi-annual or six or more quarterly dividend periods, as applicable (whether consecutive or not), the holders of these series and any other class or series of preferred stock ranking equally as to payment of dividends and upon which equivalent voting rights have been conferred and are exercisable (voting as a single class) will be entitled to vote for the election of two additional directors. These voting rights terminate when the Corporation has paid in full dividends on these series for at least two semi-annual or four quarterly dividend periods, as applicable, following the dividend arrearage.
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

139 Bank of America

The table below presents a summary of perpetual preferred stock outstanding at December 31, 2021.

Preferred Stock Summary

(Dollars in millions, except as noted)
Series	Description		Initial Issuance Date	Total Shares Outstanding	Liquidation Preference per Share (in dollars)	Carrying Value	Per Annum Dividend Rate	Dividend per Share (in dollars)	Annual Dividend	Redemption Period (1)
Series B	7% Cumulative Redeemable		June 1997	7,110	$100	$1	7.00%	$7	$—	n/a
Series E (2)	Floating Rate Non-Cumulative		November 2006	12,691	25,000	317	3-mo. LIBOR + 35 bps (3)	1.01	13	On or after November 15, 2011
Series F	Floating Rate Non-Cumulative		March 2012	1,409	100,000	141	3-mo. LIBOR + 40 bps (3)	4,055.55	6	On or after March 15, 2012
Series G	Adjustable Rate Non-Cumulative		March 2012	4,926	100,000	493	3-mo. LIBOR + 40 bps (3)	4,055.55	20	On or after March 15, 2012
Series L	7.25% Non-Cumulative Perpetual Convertible		January 2008	3,080,182	1,000	3,080	7.25%	72.50	223	n/a
Series U (4)	Fixed-to-Floating Rate Non-Cumulative		May 2013	40,000	25,000	1,000	5.2% to, but excluding, 6/1/23; 3-mo. LIBOR + 313.5 bps thereafter	52.00	52	On or after June 1, 2023
Series X (4)	Fixed-to-Floating Rate Non-Cumulative		September 2014	80,000	25,000	2,000	6.250% to, but excluding, 9/5/24; 3-mo. LIBOR + 370.5 bps thereafter	62.50	125	On or after September 5, 2024
Series Z (4)	Fixed-to-Floating Rate Non-Cumulative		October 2014	56,000	25,000	1,400	6.500% to, but excluding, 10/23/24; 3-mo. LIBOR + 417.4 bps thereafter	65.00	91	On or after October 23, 2024
Series AA (4)	Fixed-to-Floating Rate Non-Cumulative		March 2015	76,000	25,000	1,900	6.100% to, but excluding, 3/17/25; 3-mo. LIBOR + 389.8 bps thereafter	61.00	116	On or after March 17, 2025
Series DD (4)	Fixed-to-Floating Rate Non-Cumulative		March 2016	40,000	25,000	1,000	6.300% to, but excluding, 3/10/26; 3-mo. LIBOR + 455.3 bps thereafter	63.00	63	On or after March 10, 2026
Series FF (4)	Fixed-to-Floating Rate Non-Cumulative		March 2018	94,000	25,000	2,350	5.875% to, but excluding, 3/15/28; 3-mo. LIBOR + 293.1 bps thereafter	58.75	138	On or after March 15, 2028
Series GG (2)	6.000% Non-Cumulative		May 2018	54,000	25,000	1,350	6.000%	1.50	81	On or after May 16, 2023
Series HH (2)	5.875% Non-Cumulative		July 2018	34,160	25,000	854	5.875%	1.47	50	On or after July 24, 2023
Series JJ (4)	Fixed-to-Floating Rate Non-Cumulative		June 2019	40,000	25,000	1,000	5.125% to, but excluding, 6/20/24; 3-mo. LIBOR + 329.2 bps thereafter	51.25	51	On or after June 20, 2024
Series KK (2)	5.375% Non-Cumulative		June 2019	55,900	25,000	1,398	5.375%	1.34	75	On or after June 25, 2024
Series LL (2)	5.000% Non-Cumulative		September 2019	52,400	25,000	1,310	5.000%	1.25	66	On or after September 17, 2024
Series MM (4)	Fixed-to-Floating Rate Non-Cumulative		January 2020	44,000	25,000	1,100	4.300%	43.00	47	On or after January 28, 2025
Series NN (2)	4.375% Non-Cumulative		October 2020	44,000	25,000	1,100	4.375%	1.09	48	On or after November 3, 2025
Series PP (2)	4.125% Non-Cumulative	4.125%	January 2021	36,600	25,000	915	4.125%	1.04	38	On or after February 2, 2026
Series QQ (2)	4.250% Non-Cumulative	4.250%	October 2021	52,000	25,000	1,300	4.250%	—	—	On or after November 17, 2026
Series 1 (5)	Floating Rate Non-Cumulative		November 2004	3,275	30,000	98	3-mo. LIBOR + 75 bps (6)	0.75	3	On or after November 28, 2009
Series 2 (5)	Floating Rate Non-Cumulative		March 2005	9,967	30,000	299	3-mo. LIBOR + 65 bps (6)	0.76	9	On or after November 28, 2009
Series 4 (5)	Floating Rate Non-Cumulative		November 2005	7,010	30,000	210	3-mo. LIBOR + 75 bps (3)	1.01	9	On or after November 28, 2010
Series 5 (5)	Floating Rate Non-Cumulative		March 2007	14,056	30,000	422	3-mo. LIBOR + 50 bps (3)	1.01	17	On or after May 21, 2012
Issuance costs and certain adjustments						(330)
Total				3,939,686		$24,708
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
n/a = not applicable

Bank of America 140

NOTE 14 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for 2021, 2020 and 2019.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2018	$(5,552)	$(531)	$(1,016)	$(4,304)	$(808)	$(12,211)
Net change	5,875	(963)	616	136	(86)	5,578
Balance, December 31, 2019	$323	$(1,494)	$(400)	$(4,168)	$(894)	$(6,633)
Net change	4,799	(498)	826	(98)	(52)	4,977
Balance, December 31, 2020	$5,122	$(1,992)	$426	$(4,266)	$(946)	$(1,656)
Net change	(2,077)	356	(2,306)	624	(45)	(3,448)
Balance, December 31, 2021	$3,045	$(1,636)	$(1,880)	$(3,642)	$(991)	$(5,104)
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for 2021, 2020 and 2019.

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
(Dollars in millions)	2021			2020			2019
Debt securities:
Net increase (decrease) in fair value	$(2,749)	$689	$(2,060)	$6,819	$(1,712)	$5,107	$8,020	$(2,000)	$6,020
Net realized gains reclassified into earnings (1)	(22)	5	(17)	(411)	103	(308)	(193)	48	(145)
Net change	(2,771)	694	(2,077)	6,408	(1,609)	4,799	7,827	(1,952)	5,875
Debit valuation adjustments:
Net increase (decrease) in fair value	449	(103)	346	(669)	156	(513)	(1,276)	289	(987)
Net realized losses reclassified into earnings (1)	13	(3)	10	19	(4)	15	18	6	24
Net change	462	(106)	356	(650)	152	(498)	(1,258)	295	(963)
Derivatives:
Net increase (decrease) in fair value	(2,849)	703	(2,146)	1,098	(268)	830	692	(156)	536
Reclassifications into earnings:
Net interest income	(166)	48	(118)	6	(1)	5	104	(26)	78
Compensation and benefits expense	(55)	13	(42)	(12)	3	(9)	2	—	2
Net realized (gains) losses reclassified into earnings	(221)	61	(160)	(6)	2	(4)	106	(26)	80
Net change	(3,070)	764	(2,306)	1,092	(266)	826	798	(182)	616
Employee benefit plans:
Net increase (decrease) in fair value	463	(72)	391	(381)	80	(301)	41	(21)	20
Net actuarial losses and other reclassified into earnings (2)	295	(67)	228	261	(63)	198	150	(36)	114
Settlements, curtailments and other	5	—	5	5	—	5	3	(1)	2
Net change	763	(139)	624	(115)	17	(98)	194	(58)	136
Foreign currency:
Net increase (decrease) in fair value	296	(341)	(45)	(251)	199	(52)	(13)	(52)	(65)
Net realized (gains) reclassified into earnings (1)	(5)	5	—	(1)	1	—	(110)	89	(21)
Net change	291	(336)	(45)	(252)	200	(52)	(123)	37	(86)
Total other comprehensive income (loss)	$(4,325)	$877	$(3,448)	$6,483	$(1,506)	$4,977	$7,438	$(1,860)	$5,578
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.
NOTE 15 Earnings Per Common Share
The calculation of EPS and diluted EPS for 2021, 2020 and 2019 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles.

(In millions, except per share information)	2021	2020	2019
Earnings per common share
Net income	$31,978	$17,894	$27,430
Preferred stock dividends	(1,421)	(1,421)	(1,432)
Net income applicable to common shareholders	$30,557	$16,473	$25,998
Average common shares issued and outstanding	8,493.3	8,753.2	9,390.5
Earnings per common share	$3.60	$1.88	$2.77

Diluted earnings per common share
Net income applicable to common shareholders	$30,557	$16,473	$25,998
Average common shares issued and outstanding	8,493.3	8,753.2	9,390.5
Dilutive potential common shares (1)	65.1	43.7	52.4
Total diluted average common shares issued and outstanding	8,558.4	8,796.9	9,442.9
Diluted earnings per common share	$3.57	$1.87	$2.75
(1)Includes incremental dilutive shares from preferred stock, RSUs, restricted stock and warrants.

141 Bank of America

For 2021, 2020 and 2019, 62 million average dilutive potential common shares associated with the Series L preferred stock were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method. For 2019, average warrants to purchase three million shares of common stock, were included in the diluted EPS calculation under the treasury stock method. Substantially all of these warrants were exercised on or before their expiration date of January 16, 2019.
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
The table below presents capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2021 and 2020 for the Corporation and BANA.

Regulatory Capital under Basel 3

	Bank of America Corporation			Bank of America, N.A.
	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (3)
(Dollars in millions, except as noted)	December 31, 2021
Risk-based capital metrics:
Common equity tier 1 capital	$171,759	$171,759		$182,526	$182,526
Tier 1 capital	196,465	196,465		182,526	182,526
Total capital (4)	227,592	220,616		194,773	188,091
Risk-weighted assets (in billions)	1,618	1,399		1,352	1,048
Common equity tier 1 capital ratio	10.6%	12.3%	9.5%	13.5%	17.4%	7.0%
Tier 1 capital ratio	12.1	14.0	11.0	13.5	17.4	8.5
Total capital ratio	14.1	15.8	13.0	14.4	17.9	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$3,087	$3,087		$2,414	$2,414
Tier 1 leverage ratio	6.4%	6.4%	4.0	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions) (6)		$3,604			$2,824
Supplementary leverage ratio		5.5%	5.0		6.5%	6.0

	December 31, 2020
Risk-based capital metrics:
Common equity tier 1 capital	$176,660	$176,660		$164,593	$164,593
Tier 1 capital	200,096	200,096		164,593	164,593
Total capital (4)	237,936	227,685		181,370	170,922
Risk-weighted assets (in billions)	1,480	1,371		1,221	1,014
Common equity tier 1 capital ratio	11.9%	12.9%	9.5%	13.5%	16.2%	7.0%
Tier 1 capital ratio	13.5	14.6	11.0	13.5	16.2	8.5
Total capital ratio	16.1	16.6	13.0	14.9	16.9	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$2,719	$2,719		$2,143	$2,143
Tier 1 leverage ratio	7.4%	7.4%	4.0	7.7%	7.7%	5.0

Supplementary leverage exposure (in billions) (6)		$2,786			$2,525
Supplementary leverage ratio		7.2%	5.0		6.5%	6.0
(1)As of December 31, 2021 and 2020, capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the CECL accounting standard.
(2)The capital conservation buffer and global systemically important bank (G-SIB) surcharge were 2.5 percent at both December 31, 2021 and 2020. At December 31, 2021 and 2020 the Corporation's stress capital buffer of 2.5 percent was applied in place of the capital conservation buffer under the Standardized approach. The countercyclical capital buffer for both periods was zero. The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, the Corporation’s G-SIB surcharge of 2.5 percent and the Corporation’s SCB or the capital conservation buffer, as applicable, of 2.5 percent. The SLR regulatory minimum includes a leverage buffer of 2.0 percent.
(3)Risk-based capital regulatory minimums at December 31, 2021 and 2020 are the minimum ratios under Basel 3, including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(4)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(5)Reflects total average assets adjusted for certain Tier 1 capital deductions.
(6)Supplementary leverage exposure for the Corporation at December 31, 2020 reflects the temporary exclusion of U.S. Treasury securities and deposits at Federal Reserve Banks. The temporary relief expired after March 31, 2021 and is not reflected in supplementary leverage exposure at December 31, 2021.

Bank of America 142

The capital adequacy rules issued by the U.S. banking regulators require institutions to meet the established minimums outlined in the table above. Failure to meet the minimum requirements can lead to certain mandatory and discretionary actions by regulators that could have a material adverse impact on the Corporation’s financial position. At December 31, 2021 and 2020, the Corporation and its banking entity affiliates were well capitalized.
Due to uncertainty from the pandemic, the Federal Reserve imposed various restrictions on share repurchase programs and dividends during 2020 and the first half of 2021. In conjunction with its release of 2021 CCAR supervisory stress test results, the Federal Reserve announced those restrictions would end as of July 1, 2021 for large banks, including the Corporation, and large banks would be subject to the normal restrictions under the Federal Reserve’s SCB framework. For more information, see Note 13 – Shareholders’ Equity.
Other Regulatory Matters
The Federal Reserve requires the Corporation’s bank subsidiaries to maintain reserve requirements based on a percentage of certain deposit liabilities. The average daily reserve balance requirements, in excess of vault cash, maintained by the Corporation with the Federal Reserve Bank were $0 for 2021 and $3.8 billion for 2020. At December 31, 2021 and 2020, the Corporation had cash and cash equivalents in the amount of $4.0 billion and $4.9 billion, and securities with a fair value of $10.6 billion and $16.8 billion that were segregated in compliance with securities regulations. Cash held on deposit with the Federal Reserve Bank to meet reserve requirements and cash and cash equivalents segregated in compliance with securities regulations are components of restricted cash. For more information, see Note 10 – Securities Financing Agreements, Short-term Borrowings and Restricted Cash. In addition, at December 31, 2021 and 2020, the Corporation had cash deposited with clearing organizations of $28.6 billion and $10.9 billion primarily recorded in other assets on the Consolidated Balance Sheet.
Bank Subsidiary Distributions
The primary sources of funds for cash distributions by the Corporation to its shareholders are capital distributions received from its bank subsidiaries, BANA and Bank of America California, N.A. In 2021, the Corporation received dividends of $15.6 billion from BANA and $29 million from Bank of America California, N.A.
The amount of dividends that a subsidiary bank may declare in a calendar year without OCC approval is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. In 2022, BANA can declare and pay dividends of approximately $14.7 billion to the Corporation plus an additional amount equal to its retained net profits for 2022 up to the date of any such dividend declaration. Bank of America California, N.A. can pay dividends of $234 million in 2022 plus an additional amount equal to its retained net profits for 2022 up to the date of any such dividend declaration.

NOTE 17 Employee Benefit Plans
Pension and Postretirement Plans
The Corporation sponsors a qualified noncontributory trusteed pension plan (Qualified Pension Plan), a number of noncontributory nonqualified pension plans and postretirement health and life plans that cover eligible employees. Non-U.S. pension plans sponsored by the Corporation vary based on the country and local practices.
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
The Corporation has an annuity contract that guarantees the payment of benefits vested under a terminated U.S. pension plan (Other Pension Plan). The Corporation, under a supplemental agreement, may be responsible for or benefit from actual experience and investment performance of the annuity assets. The Corporation made no contribution under this agreement in 2021 or 2020. Contributions may be required in the future under this agreement.
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
The Pension and Postretirement Plans table summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted-average assumptions used to determine benefit obligations for the pension plans and postretirement plans at December 31, 2021 and 2020. The estimate of the Corporation’s PBO associated with these plans considers various actuarial assumptions, including assumptions for mortality rates and discount rates. The discount rate assumptions are derived from a cash flow matching technique that utilizes rates that are based on Aa-rated corporate bonds with cash flows that match estimated benefit payments of each of the plans. The increases in the weighted-average discount rates in 2021 resulted in a decrease to the PBO of $895 million at December 31, 2021. The decreases in the weighted-average discount rates in 2020 resulted in an increase to the PBO of approximately $1.9 billion at December 31, 2020. Significant gains and losses related to changes in the PBO for 2021 and 2020 primarily resulted from changes in the discount rate.

143 Bank of America

Pension and Postretirement Plans (1)

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020
Fair value, January 1	$21,776	$20,275	$3,078	$2,696	$2,789	$2,666	$143	$199
Actual return on plan assets	1,215	2,468	62	379	(55)	285	—	1
Company contributions	—	—	24	23	87	86	38	6
Plan participant contributions	—	—	1	1	—	—	107	110
Settlements and curtailments	—	—	(11)	(61)	—	—	—	—
Benefits paid	(913)	(967)	(84)	(57)	(236)	(248)	(171)	(174)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	—	1
Foreign currency exchange rate changes	n/a	n/a	(39)	97	n/a	n/a	n/a	n/a
Fair value, December 31	$22,078	$21,776	$3,031	$3,078	$2,585	$2,789	$117	$143
Change in projected benefit obligation
Projected benefit obligation, January 1	$16,427	$15,361	$3,340	$2,887	$3,005	$2,919	$1,007	$989
Service cost	—	—	28	20	—	1	5	5
Interest cost	414	500	45	49	67	90	24	32
Plan participant contributions	—	—	1	1	—	—	107	110
Plan amendments	—	—	—	3	—	—	—	—
Settlements and curtailments	—	—	(11)	(61)	—	—	—	—
Actuarial loss (gain)	(252)	1,533	(152)	396	(83)	243	(44)	43
Benefits paid	(913)	(967)	(84)	(57)	(236)	(248)	(171)	(173)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	—	1
Foreign currency exchange rate changes	n/a	n/a	(51)	102	n/a	n/a	—	—
Projected benefit obligation, December 31	$15,676	$16,427	$3,116	$3,340	$2,753	$3,005	$928	$1,007
Amounts recognized on Consolidated Balance Sheet
Other assets	$6,402	$5,349	$550	$428	$777	$812	$—	$—
Accrued expenses and other liabilities	—	—	(635)	(690)	(945)	(1,028)	(811)	(864)
Net amount recognized, December 31	$6,402	$5,349	$(85)	$(262)	$(168)	$(216)	$(811)	$(864)
Funded status, December 31
Accumulated benefit obligation	$15,676	$16,427	$3,031	$3,253	$2,753	$3,005	n/a	n/a
Overfunded (unfunded) status of ABO	6,402	5,349	—	(175)	(168)	(216)	n/a	n/a
Provision for future salaries	—	—	85	87	—	—	n/a	n/a
Projected benefit obligation	15,676	16,427	3,116	3,340	2,753	3,005	$928	$1,007
Weighted-average assumptions, December 31
Discount rate	2.86%	2.57%	1.85%	1.37%	2.80%	2.33%	2.85%	2.48%
Rate of compensation increase	n/a	n/a	4.46	4.11	4.00	4.00	n/a	n/a
Interest-crediting rate	4.83%	5.02%	1.90	1.58	4.22	4.49	n/a	n/a
(1)The measurement date for all of the above plans was December 31 of each year reported.
n/a = not applicable
The Corporation’s estimate of its contributions to be made to the Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans in 2022 is $30 million, $91 million and $42 million, respectively. The Corporation does not expect to make a contribution to the Qualified Pension Plan in 2022. It is the policy of the Corporation to fund no less than the minimum funding amount required by the Employee Retirement Income Security Act of 1974 (ERISA).
Pension Plans with ABO and PBO in excess of plan assets as of December 31, 2021 and 2020 are presented in the table below. For these plans, funding strategies vary due to legal requirements and local practices.

Plans with ABO and PBO in Excess of Plan Assets

	Non-U.S. Pension Plans		Nonqualified and Other Pension Plans
(Dollars in millions)	2021	2020	2021	2020
PBO	$841	$900	$945	$1,028
ABO	780	841	945	1,028
Fair value of plan assets	207	211	1	1

Bank of America 144

Components of Net Periodic Benefit Cost

	Qualified Pension Plan			Non-U.S. Pension Plans
(Dollars in millions)	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost (income)
Service cost	$—	$—	$—	$28	$20	$17
Interest cost	414	500	593	45	49	65
Expected return on plan assets	(1,173)	(1,154)	(1,088)	(70)	(66)	(99)
Amortization of net actuarial loss	193	173	135	19	9	6
Other	—	—	—	5	8	4
Net periodic benefit cost (income)	$(566)	$(481)	$(360)	$27	$20	$(7)
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	2.57%	3.32%	4.32%	1.35%	1.81%	2.60%
Expected return on plan assets	5.75	6.00	6.00	2.30	2.57	4.13
Rate of compensation increase	n/a	n/a	n/a	4.11	4.10	4.49

	Nonqualified and Other Pension Plans			Postretirement Health and Life Plans
(Dollars in millions)	2021	2020	2019	2021	2020	2019
Components of net periodic benefit cost (income)
Service cost	$—	$1	$1	$5	$5	$5
Interest cost	67	90	113	24	32	38
Expected return on plan assets	(49)	(71)	(95)	(3)	(4)	(5)
Amortization of net actuarial loss (gain)	63	50	34	20	29	(24)
Other	—	—	—	—	(2)	(2)
Net periodic benefit cost (income)	$81	$70	$53	$46	$60	$12
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	2.33%	3.20%	4.26%	2.48%	3.27%	4.25%
Expected return on plan assets	1.88	2.77	3.73	2.00	2.00	2.00
Rate of compensation increase	4.00	4.00	4.00	n/a	n/a	n/a
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
Assumed health care cost trend rates affect the postretirement benefit obligation and benefit cost reported for the Postretirement Health and Life Plans. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the Postretirement Health and Life Plans is 6.25 percent for 2022, reducing in steps to 5.00 percent in 2027 and later years.
The Corporation’s net periodic benefit cost (income) recognized for the plans is sensitive to the discount rate and expected return on plan assets. For the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans, a 25 bp decline in discount rates and expected return on assets would not have had a significant impact on the net periodic benefit cost for 2021.

Pretax Amounts included in Accumulated OCI and OCI

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans		Total
(Dollars in millions)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Net actuarial loss (gain)	$3,425	$3,912	$456	$628	$945	$987	$4	$66	$4,830	$5,593
Prior service cost (credits)	—	—	17	18	—	—	(3)	(4)	14	14
Amounts recognized in accumulated OCI	$3,425	$3,912	$473	$646	$945	$987	$1	$62	$4,844	$5,607

Current year actuarial loss (gain)	$(294)	$219	$(154)	$79	$21	$29	$(41)	$47	$(468)	$374
Amortization of actuarial gain (loss) and prior service cost	(193)	(173)	(19)	(12)	(63)	(50)	(20)	(27)	(295)	(262)
Current year prior service cost (credit)	—	—	—	3	—	—	—	—	—	3
Amounts recognized in OCI	$(487)	$46	$(173)	$70	$(42)	$(21)	$(61)	$20	$(763)	$115

145 Bank of America

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
The target allocations for 2022 by asset category for the Qualified Pension Plan, Non-U.S. Pension Plans, and Nonqualified and Other Pension Plans are presented in the table below. Equity securities for the Qualified Pension Plan include common stock of the Corporation in the amounts of $398 million (1.80 percent of total plan assets) and $274 million (1.26 percent of total plan assets) at December 31, 2021 and 2020.

2022 Target Allocation

Percentage
Asset Category	Qualified Pension Plan	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans
Equity securities	15 - 50%	0 - 25%	0 - 5%
Debt securities	45 - 80%	40 - 70%	95 - 100%
Real estate	0 - 10%	0 - 15%	0 - 5%
Other	0 - 5%	10 - 40%	0 - 5%
Fair Value Measurements
For more information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by the Corporation, see Note 1 – Summary of Significant Accounting Principles and Note 20 – Fair Value Measurements. Combined plan investment assets measured at fair value by level and in total at December 31, 2021 and 2020 are summarized in the Fair Value Measurements table.

Bank of America 146

Fair Value Measurements

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(Dollars in millions)	December 31, 2021				December 31, 2020
Money market and interest-bearing cash	$1,339	$—	$—	$1,339	$1,380	$—	$—	$1,380
U.S. government and government agency obligations	4,948	934	6	5,888	4,590	1,238	7	5,835
Corporate debt	—	4,900	—	4,900	—	5,021	—	5,021
Non-U.S. debt securities	925	1,165	—	2,090	1,021	1,122	—	2,143
Asset-backed securities	—	1,485	—	1,485	—	1,967	—	1,967
Mutual and exchange traded funds	1,395	—	—	1,395	1,362	—	—	1,362
Collective investment funds	—	3,419	—	3,419	—	3,199	—	3,199
Common and preferred stocks	4,826	—	—	4,826	4,438	—	—	4,438
Real estate investment trusts	87	—	—	87	73	—	—	73
Participant loans	—	—	7	7	—	—	7	7
Other investments (1)	1	29	630	660	1	29	684	714
Total plan investment assets, at fair value (2)	$13,521	$11,932	$643	$26,096	$12,865	$12,576	$698	$26,139
(1)Other investments includes insurance annuity contracts of $612 million and $664 million and other various investments of $48 million and $50 million at December 31, 2021 and 2020.
(2)At December 31, 2021 and 2020, excludes $1.7 billion and $1.6 billion of certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and are not required to be classified in the fair value hierarchy. Prior period has been revised to conform to current-period presentation.
The Level 3 Fair Value Measurements table presents a reconciliation of all plan investment assets measured at fair value using significant unobservable inputs (Level 3) during 2021, 2020 and 2019.

Level 3 Fair Value Measurements

	Balance January 1	Actual Return on Plan Assets Still Held at the Reporting Date	Purchases, Sales and Settlements	Balance December 31
(Dollars in millions)	2021
U.S. government and government agency obligations	$7	$—	$(1)	$6
Participant Loans	7	—	—	7
Other investments	684	(5)	(49)	630
Total	$698	$(5)	$(50)	$643

	2020
U.S. government and government agency obligations	$8	$—	$(1)	$7
Participant Loans	8	—	(1)	7
Other investments	628	6	50	684
Total	$644	$6	$48	$698

	2019
U.S. government and government agency obligations	$9	$—	$(1)	$8
Private real estate	5	—	(5)	—
Participant loans	12	—	(4)	8
Other investments	576	6	46	628
Total	$602	$6	$36	$644
Projected Benefit Payments
Benefit payments projected to be made from the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans are presented in the table below.

Projected Benefit Payments

(Dollars in millions)	Qualified Pension Plan (1)	Non-U.S. Pension Plans (2)	Nonqualified and Other Pension Plans (2)	Postretirement Health and Life Plans (3)
2022	$948	$134	$239	$78
2023	938	142	244	74
2024	949	135	225	71
2025	936	142	223	67
2026	941	140	218	64
2027 - 2031	4,395	668	940	275
(1)Benefit payments expected to be made from the plan’s assets.
(2)Benefit payments expected to be made from a combination of the plans’ and the Corporation’s assets.
(3)Benefit payments (net of retiree contributions) expected to be made from a combination of the plans’ and the Corporation’s assets.

147 Bank of America

Defined Contribution Plans
The Corporation maintains qualified and non-qualified defined contribution retirement plans. The Corporation recorded expense of $1.2 billion in both 2021 and 2020 and $1.0 billion in 2019 related to the qualified defined contribution plans. At December 31, 2021 and 2020, 173 million and 189 million shares of the Corporation’s common stock were held by these plans. Payments to the plans for dividends on common stock were $139 million, $138 million and $133 million in 2021, 2020 and 2019, respectively.
Certain non-U.S. employees are covered under defined contribution pension plans that are separately administered in accordance with local laws.
NOTE 18 Stock-based Compensation Plans
The Corporation administers a number of equity compensation plans, with awards being granted predominantly from the Bank of America Key Employee Equity Plan (KEEP). On April 20, 2021, Bank of America’s shareholders approved the amendment and restatement of the KEEP, changing its name to the “Bank of America Corporation Equity Plan” and increasing the number of shares available for grant by 115 million. Subsequent to the amendment and restatement, 715 million shares of the Corporation’s common stock are authorized to be used for grants of awards under this plan.
During 2021 and 2020, the Corporation granted 99 million and 86 million RSU awards to certain employees under the KEEP. These RSUs were authorized to settle predominantly in shares of common stock of the Corporation. Certain RSUs will be settled in cash or contain settlement provisions that subject these awards to variable accounting whereby compensation expense is adjusted to fair value based on changes in the share price of the Corporation’s common stock up to the settlement date. Of the RSUs granted in 2021 and 2020, 81 million and 29 million will generally vest over four years and 18 million and 57 million will vest over three years. The four-year awards vest primarily in one-fourth increments on each of the first four anniversaries of the grant date while the three-year awards vest primarily in one-third increments on each of the first three anniversaries of the grant date, provided that the employee remains continuously employed with the Corporation during that time, and will be expensed ratably over the vesting period, net of estimated forfeitures, for non-retirement eligible employees based on the grant-date fair value of the shares. Of the RSUs granted in 2021 and 2020 that vest over four years, 27 million and 25 million do not include retirement eligibility. For all other RSUs granted to employees who are retirement eligible, they are deemed authorized as of the beginning of the year preceding the grant date when the incentive award plans are generally approved. As a result, the estimated value is expensed ratably over the year preceding the grant date. The compensation cost for the stock-based plans was $3.0 billion, $2.1 billion and $2.1 billion, and the related income tax benefit was $723 million, $505 million and $511 million for 2021, 2020 and 2019, respectively. At December 31, 2021, there was an estimated $2.3 billion of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to four years, with a weighted-average period of 2.4 years.

Restricted Stock and Restricted Stock Units
The total fair value of restricted stock and restricted stock units vested in 2021, 2020 and 2019 was $2.3 billion, $2.3 billion and $2.6 billion, respectively. The table below presents the status at December 31, 2021 of the share-settled restricted stock and restricted stock units and changes during 2021.

Stock-settled Restricted Stock and Restricted Stock Units

	Shares/Units	Weighted- average Grant Date Fair Value
Outstanding at January 1, 2021	167,953,229	$30.60
Granted	96,804,487	32.32
Vested	(69,337,350)	30.19
Canceled	(10,369,524)	32.58
Outstanding at December 31, 2021	185,050,842	31.54
Cash-settled Restricted Units
At December 31, 2021, approximately two million cash-settled restricted units remain outstanding. In 2021, 2020 and 2019, the amount of cash paid to settle the RSUs that vested was $72 million, $81 million and $84 million, respectively.
NOTE 19 Income Taxes
The components of income tax expense for 2021, 2020 and 2019 are presented in the table below.

Income Tax Expense

(Dollars in millions)	2021	2020	2019
Current income tax expense
U.S. federal	$1,076	$1,092	$1,136
U.S. state and local	775	1,076	901
Non-U.S.	985	670	852
Total current expense	2,836	2,838	2,889
Deferred income tax expense
U.S. federal	962	(799)	2,001
U.S. state and local	491	(233)	223
Non-U.S.	(2,291)	(705)	211
Total deferred expense	(838)	(1,737)	2,435
Total income tax expense	$1,998	$1,101	$5,324
Total income tax expense does not reflect the tax effects of items that are included in OCI each period. For more information, see Note 14 – Accumulated Other Comprehensive Income (Loss). Other tax effects included in OCI each period resulted in a benefit of $877 million in 2021 and expense of $1.5 billion, and $1.9 billion in 2020 and 2019.
Income tax expense for 2021, 2020 and 2019 varied from the amount computed by applying the statutory income tax rate to income before income taxes. The Corporation’s federal statutory tax rate was 21 percent for 2021, 2020 and 2019. A reconciliation of the expected U.S. federal income tax expense, calculated by applying the federal statutory tax rate, to the Corporation’s actual income tax expense, and the effective tax rates for 2021, 2020 and 2019 are presented in the following table.

Bank of America 148

Reconciliation of Income Tax Expense

	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in millions)	2021		2020		2019
Expected U.S. federal income tax expense	$7,135	21.0%	$3,989	21.0%	$6,878	21.0%
Increase (decrease) in taxes resulting from:
State tax expense, net of federal benefit	1,087	3.2	728	3.8	1,283	3.9
Affordable housing/energy/other credits	(3,795)	(11.2)	(2,869)	(15.1)	(2,365)	(7.2)
Tax law changes	(2,050)	(6.0)	(699)	(3.7)	—	—
Tax-exempt income, including dividends	(352)	(1.0)	(346)	(1.8)	(433)	(1.3)
Changes in prior-period UTBs, including interest	(155)	(0.5)	(41)	(0.2)	(613)	(1.9)
Nondeductible expenses	206	0.6	324	1.7	290	0.9
Rate differential on non-U.S. earnings	45	0.1	218	1.1	504	1.5
Other	(123)	(0.3)	(203)	(1.0)	(220)	(0.6)
Total income tax expense	$1,998	5.9%	$1,101	5.8%	$5,324	16.3%
The reconciliation of the beginning unrecognized tax benefits (UTB) balance to the ending balance is presented in the table below.

Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	2021	2020	2019
Balance, January 1	$1,340	$1,175	$2,197
Increases related to positions taken during the current year	208	238	238
Increases related to positions taken during prior years (1)	265	99	401
Decreases related to positions taken during prior years (1)	(413)	(172)	(1,102)
Settlements	(23)	—	(541)
Expiration of statute of limitations	(55)	—	(18)
Balance, December 31	$1,322	$1,340	$1,175
(1)    The sum of the positions taken during prior years differs from the $(155) million, $(41) million and $(613) million in the Reconciliation of Income Tax Expense table due to temporary items, state items and jurisdictional offsets, as well as the inclusion of interest in the Reconciliation of Income Tax Expense table.
At December 31, 2021, 2020 and 2019, the balance of the Corporation’s UTBs which would, if recognized, affect the Corporation’s effective tax rate was $959 million, $976 million and $814 million, respectively. Included in the UTB balance are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction and the portion of gross non-U.S. UTBs that would be offset by tax reductions in other jurisdictions.
It is reasonably possible that the UTB balance may decrease by as much as $398 million during the next 12 months, since resolved items will be removed from the balance whether their resolution results in payment or recognition.
The Corporation recognized interest expense of $32 million and $9 million in 2021 and 2020 and an interest benefit of $19 million in 2019. At December 31, 2021 and 2020, the Corporation’s accrual for interest and penalties that related to income taxes, net of taxes and remittances, was $167 million and $130 million.
The Corporation files income tax returns in more than 100 state and non-U.S. jurisdictions each year. The IRS and other tax authorities in countries and states in which the Corporation has significant business operations examine tax returns periodically (continuously in some jurisdictions). The table below summarizes the status of examinations by major jurisdiction for the Corporation and various subsidiaries at December 31, 2021.

Tax Examination Status

	Years under Examination (1)	Status at December 31 2021
United States	2017-2021	Field Examination
California	2012-2014	Appeals
California	2015-2017	Field Examination
New York	2016-2018	Field Examination
United Kingdom (2)	2019	Field Examination
(1)    All tax years subsequent to the years shown remain subject to examination.
(2) Field examination for tax year 2020 to begin in 2022.
Significant components of the Corporation’s net deferred tax assets and liabilities at December 31, 2021 and 2020 are presented in the table below.

Deferred Tax Assets and Liabilities

	December 31
(Dollars in millions)	2021	2020
Deferred tax assets
Net operating loss carryforwards	$9,360	$7,717
Allowance for credit losses	3,097	4,701
Security, loan and debt valuations	2,746	2,571
Lease liability	2,508	2,400
Accrued expenses	1,626	1,481
Employee compensation and retirement benefits	1,392	1,582
Credit carryforwards	705	484
Other	1,160	1,412
Gross deferred tax assets	22,594	22,348
Valuation allowance	(1,988)	(2,346)
Total deferred tax assets, net of valuation allowance	20,606	20,002

Deferred tax liabilities
Equipment lease financing	3,083	3,101
Right-to-use asset	2,358	2,296
Fixed assets	2,082	1,957
ESG-related tax credit investments	1,387	1,930
Available-for-sale securities	1,016	1,701
Other	1,527	1,570
Gross deferred tax liabilities	11,453	12,555
Net deferred tax assets	$9,153	$7,447

149 Bank of America

The table below summarizes the deferred tax assets and related valuation allowances recognized for the net operating loss (NOL) and tax credit carryforwards at December 31, 2021.

Net Operating Loss and Tax Credit Carryforward Deferred Tax Assets

(Dollars in millions)	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset	First Year Expiring
Net operating losses - U.K. (1)	$7,713	$—	$7,713	None
Net operating losses - other non-U.S.	494	(253)	241	Various
Net operating losses - U.S. states (2)	1,153	(610)	543	Various
Foreign tax credits	705	(705)	—	After 2028
(1)Represents U.K. broker-dealer net operating losses that may be carried forward indefinitely.
(2)The net operating losses and related valuation allowances for U.S. states before considering the benefit of federal deductions were $1.5 billion and $772 million.
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
At December 31, 2021, U.S. federal income taxes had not been provided on approximately $5.0 billion of temporary differences associated with investments in non-U.S. subsidiaries that are essentially permanent in duration. If the Corporation were to record the associated deferred tax liability, the amount would be approximately $1.0 billion.
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
During 2021, there were no significant changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
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

Bank of America 150

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

151 Bank of America

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at December 31, 2021 and 2020, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

	December 31, 2021
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$707	$—	$—	$—	$707
Federal funds sold and securities borrowed or purchased under agreements to resell	—	150,665	—	—	150,665
Trading account assets:
U.S. Treasury and government agencies	44,599	803	—	—	45,402
Corporate securities, trading loans and other	—	31,601	2,110	—	33,711
Equity securities	61,425	38,383	190	—	99,998
Non-U.S. sovereign debt	3,822	25,612	396	—	29,830
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	25,645	109	—	25,754
Mortgage trading loans, ABS and other MBS	—	10,967	1,418	—	12,385
Total trading account assets (2)	109,846	133,011	4,223	—	247,080
Derivative assets	34,748	310,581	3,133	(313,118)	35,344
AFS debt securities:
U.S. Treasury and government agencies	198,071	1,074	—	—	199,145
Mortgage-backed securities:
Agency	—	46,339	—	—	46,339
Agency-collateralized mortgage obligations	—	3,380	—	—	3,380
Non-agency residential	—	267	316	—	583
Commercial	—	19,604	—	—	19,604
Non-U.S. securities	—	11,933	—	—	11,933
Other taxable securities	—	2,690	71	—	2,761
Tax-exempt securities	—	15,381	52	—	15,433
Total AFS debt securities	198,071	100,668	439	—	299,178
Other debt securities carried at fair value:
U.S. Treasury and government agencies	575	—	—	—	575
Non-agency residential MBS	—	343	242	—	585
Non-U.S. and other securities	2,580	5,155	—	—	7,735
Total other debt securities carried at fair value	3,155	5,498	242	—	8,895
Loans and leases	—	7,071	748	—	7,819
Loans held-for-sale	—	4,138	317	—	4,455
Other assets (3)	7,657	2,915	1,572	—	12,144
Total assets (4)	$354,184	$714,547	$10,674	$(313,118)	$766,287
Liabilities
Interest-bearing deposits in U.S. offices	$—	$408	$—	$—	$408
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	139,641	—	—	139,641
Trading account liabilities:
U.S. Treasury and government agencies	19,826	313	—	—	20,139
Equity securities	41,744	6,491	—	—	48,235
Non-U.S. sovereign debt	10,400	13,781	—	—	24,181
Corporate securities and other	—	8,124	11	—	8,135
Total trading account liabilities	71,970	28,709	11	—	100,690
Derivative liabilities	35,282	314,380	5,795	(317,782)	37,675
Short-term borrowings	—	4,279	—	—	4,279
Accrued expenses and other liabilities	8,359	3,130	—	—	11,489
Long-term debt	—	28,633	1,075	—	29,708
Total liabilities (4)	$115,611	$519,180	$6,881	$(317,782)	$323,890
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes securities with a fair value of $10.6 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $752 million that is accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(3)Includes MSRs of $818 million which are classified as Level 3 assets.
(4)Total recurring Level 3 assets were 0.34 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.24 percent of total consolidated liabilities.

Bank of America 152

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

153 Bank of America

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2021, 2020 and 2019, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Year Ended December 31, 2021
Trading account assets:
Corporate securities, trading loans and other	$1,359	$(17)	$—	$765	$(437)	$—	$(327)	$1,218	$(451)	$2,110	$(79)
Equity securities	227	(18)	—	103	(68)	—	—	112	(166)	190	(44)
Non-U.S. sovereign debt	354	31	(20)	18	—	—	(13)	26	—	396	34
Mortgage trading loans, ABS and other MBS	1,440	(58)	—	518	(721)	7	(167)	771	(263)	1,527	(91)
Total trading account assets	3,380	(62)	(20)	1,404	(1,226)	7	(507)	2,127	(880)	4,223	(180)
Net derivative assets (liabilities) (4)	(3,468)	927	—	521	(653)	—	293	(74)	(208)	(2,662)	800
AFS debt securities:
Non-agency residential MBS	378	(11)	(111)	—	(98)	—	(45)	304	(101)	316	8
Non-U.S. securities	18	(4)	—	—	(10)	—	(4)	—	—	—	—
Other taxable securities	71	—	(7)	8	—	—	—	—	(1)	71	—
Tax-exempt securities	176	20	—	—	—	—	(2)	—	(142)	52	(19)
Total AFS debt securities	643	5	(118)	8	(108)	—	(51)	304	(244)	439	(11)
Other debt securities carried at fair value – Non-agency residential MBS	267	1	—	—	(45)	—	(37)	101	(45)	242	10
Loans and leases (5,6)	717	62	—	59	(13)	70	(180)	46	(13)	748	65
Loans held-for-sale (5,6)	236	13	(6)	132	(1)	—	(79)	26	(4)	317	18
Other assets (6,7)	1,970	7	3	26	(202)	144	(383)	9	(2)	1,572	3
Trading account liabilities – Corporate securities and other	(16)	6	—	—	—	(1)	—	—	—	(11)	—
Long-term debt (5)	(1,164)	(92)	13	(6)	15	(12)	98	(65)	138	(1,075)	(113)

Year Ended December 31, 2020
Trading account assets:
Corporate securities, trading loans and other	$1,507	$(138)	$(1)	$430	$(242)	$10	$(282)	$639	$(564)	$1,359	$(102)
Equity securities	239	(43)	—	78	(53)	—	(3)	58	(49)	227	(31)
Non-U.S. sovereign debt	482	45	(46)	76	(61)	—	(39)	150	(253)	354	47
Mortgage trading loans, ABS and other MBS	1,553	(120)	(3)	577	(746)	11	(96)	757	(493)	1,440	(92)
Total trading account assets	3,781	(256)	(50)	1,161	(1,102)	21	(420)	1,604	(1,359)	3,380	(178)
Net derivative assets (liabilities) (4)	(2,538)	(235)	—	120	(646)	—	(112)	(235)	178	(3,468)	(953)
AFS debt securities:
Non-agency residential MBS	424	(2)	3	23	(54)	—	(44)	158	(130)	378	(2)
Non-U.S. securities	2	1	—	—	(1)	—	(1)	17	—	18	1
Other taxable securities	65	—	—	9	(4)	—	—	1	—	71	—
Tax-exempt securities	108	(21)	3	—	—	—	(169)	265	(10)	176	(20)
Total AFS debt securities	599	(22)	6	32	(59)	—	(214)	441	(140)	643	(21)
Other debt securities carried at fair value – Non-agency residential MBS	299	26	—	—	(180)	—	(24)	190	(44)	267	3
Loans and leases (5,6)	693	(4)	—	145	(76)	22	(161)	98	—	717	9
Loans held-for-sale (5,6)	375	26	(28)	—	(489)	691	(119)	93	(313)	236	(5)
Other assets (6,7)	2,360	(288)	3	178	(4)	224	(506)	5	(2)	1,970	(374)
Trading account liabilities – Equity securities	(2)	1	—	—	—	—	—	—	1	—	—
Trading account liabilities – Corporate securities and other	(15)	8	—	(7)	(3)	—	1	—	—	(16)	—
Long-term debt (5)	(1,149)	(46)	2	(104)	—	(47)	218	(52)	14	(1,164)	(5)
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized losses of $19 million and $41 million related to financial instruments still held at December 31, 2021 and 2020.
(4)Net derivative assets (liabilities) include derivative assets of $3.1 billion and $2.8 billion and derivative liabilities of $5.8 billion and $6.2 billion at December 31, 2021 and 2020.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

Bank of America 154

Level 3 – Fair Value Measurements (1)

(Dollars in millions)	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
				Purchases	Sales	Issuances	Settlements
Year Ended December 31, 2019
Trading account assets:
Corporate securities, trading loans and other	$1,558	$105	$—	$534	$(390)	$18	$(578)	$699	$(439)	$1,507	$29
Equity securities	276	(12)	—	38	(87)	—	(9)	79	(46)	239	(18)
Non-U.S. sovereign debt	465	46	(12)	1	—	—	(51)	39	(6)	482	47
Mortgage trading loans, ABS and other MBS	1,635	99	(2)	662	(899)	—	(175)	738	(505)	1,553	26
Total trading account assets	3,934	238	(14)	1,235	(1,376)	18	(813)	1,555	(996)	3,781	84
Net derivative assets (liabilities) (4,8)	(935)	(37)	—	298	(837)	—	(97)	147	(1,077)	(2,538)	228
AFS debt securities:
Non-agency residential MBS	597	13	64	—	(73)	—	(40)	206	(343)	424	—
Non-U.S. securities	2	—	—	—	—	—	—	—	—	2	—
Other taxable securities	7	2	—	—	—	—	(5)	61	—	65	—
Tax-exempt securities	—	—	—	—	—	—	—	108	—	108	—
Total AFS debt securities	606	15	64	—	(73)	—	(45)	375	(343)	599	—
Other debt securities carried at fair value - Non-agency residential MBS	172	36	—	—	—	—	(17)	155	(47)	299	38
Loans and leases (5,6)	338	—	—	230	(35)	217	(57)	—	—	693	(1)
Loans held-for-sale (5,6)	542	48	(6)	12	(71)	36	(245)	59	—	375	22
Other assets (6,7)	2,932	(81)	19	—	(10)	179	(683)	5	(1)	2,360	(267)
Trading account liabilities – Equity securities	—	(2)	—	—	—	—	—	—	—	(2)	(2)
Trading account liabilities – Corporate securities and other	(18)	8	—	(1)	(3)	(1)	—	—	—	(15)	—
Long-term debt (5,8)	(817)	(59)	(64)	—	—	(40)	180	(350)	1	(1,149)	(55)
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized gains of $3 million related to financial instruments still held at December 31, 2019.
(4)Net derivative assets (liabilities) include derivative assets of $2.2 billion and derivative liabilities of $4.8 billion at December 31, 2019.
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

155 Bank of America

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at December 31, 2021 and 2020.

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2021

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$1,269	Discounted cash flow, Market comparables	Yield	0% to 25%	6%
Trading account assets – Mortgage trading loans, ABS and other MBS	338		Prepayment speed	1% to 40% CPR	19% CPR
Loans and leases	373		Default rate	0% to 3% CDR	1% CDR
AFS debt securities – Non-agency residential	316		Price	$0 to $168	$92
Other debt securities carried at fair value – Non-agency residential	242		Loss severity	0% to 43%	13%
Instruments backed by commercial real estate assets	$298	Discounted cash flow	Yield	0% to 25%	4%
Trading account assets – Corporate securities, trading loans and other	138		Price	$0 to $101	$57
Trading account assets – Mortgage trading loans, ABS and other MBS	77
AFS debt securities – Other taxable securities	71
Loans held-for-sale	12
Commercial loans, debt securities and other	$4,212	Discounted cash flow, Market comparables	Yield	0% to 19%	10%
Trading account assets – Corporate securities, trading loans and other	1,972		Prepayment speed	10% to 20%	16%
Trading account assets – Non-U.S. sovereign debt	396		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, ABS and other MBS	1,112		Loss severity	35% to 40%	37%
AFS debt securities – Tax-exempt securities	52		Price	$0 to $189	$73
Loans and leases	375		Long-dated equity volatilities	45%	n/a
Loans held-for-sale	305
Other assets, primarily auction rate securities	$754	Discounted cash flow, Market comparables	Price	$10 to $96	$91
			Discount rate	9%	n/a

MSRs	$818	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 14 years	4 years
			Weighted-average life, variable rate (5)	0 to 10 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(1,075)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Yield	0% to 19%	18%
			Equity correlation	3% to 100%	80%
			Long-dated equity volatilities	5% to 78%	36%
			Price	$0 to $125	$82
			Natural gas forward price	$2/MMBtu to $8/MMBtu	$4 /MMBtu
Net derivative assets (liabilities)
Credit derivatives	$(104)	Discounted cash flow, Stochastic recovery correlation model	Credit spreads	7 to 155 bps	61 bps
			Upfront points	16 to 100 points	68 points
			Prepayment speed	15% CPR	n/a
			Default rate	2% CDR	n/a
			Credit correlation	20% to 60%	55%
			Price	$0 to $120	$53
Equity derivatives	$(1,710)	Industry standard derivative pricing (3)	Equity correlation	3% to 100%	80%
			Long-dated equity volatilities	5% to 78%	36%
Commodity derivatives	$(976)	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$2/MMBtu to $8/MMBtu	$4 /MMBtu
			Correlation	65% to 85%	76%
			Power forward price	$11 to $103	$32
			Volatilities	41% to 69%	63%
Interest rate derivatives	$128	Industry standard derivative pricing (4)	Correlation (IR/IR)	(1)% to 90%	54%
			Correlation (FX/IR)	(1)% to 58%	44%
			Long-dated inflation rates	(10)% to 11%	3%
			Long-dated inflation volatilities	0% to 2%	2%
			Interest rate volatilities	0% to 2%	1%
Total net derivative assets (liabilities)	$(2,662)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 152: Trading account assets – Corporate securities, trading loans and other of $2.1 billion, Trading account assets – Non-U.S. sovereign debt of $396 million, Trading account assets – Mortgage trading loans, MBS and ABS of $1.5 billion, AFS debt securities of $439 million, Other debt securities carried at fair value - Non-agency residential of $242 million, Other assets, including MSRs, of $1.6 billion, Loans and leases of $748 million and LHFS of $317 million.
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

Bank of America 156

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
The levels of aggregation and diversity within the products disclosed in the tables result in certain ranges of inputs being wide and unevenly distributed across asset and liability categories.
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
Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during 2021, 2020 and 2019.

Assets Measured at Fair Value on a Nonrecurring Basis

	December 31, 2021		December 31, 2020
(Dollars in millions)	Level 2	Level 3	Level 2	Level 3
Assets
Loans held-for-sale	$634	$24	$1,020	$792
Loans and leases (1)	—	213	—	301
Foreclosed properties (2, 3)	—	5	—	17
Other assets	256	2,046	323	576

		Gains (Losses)
		2021	2020	2019
Assets
Loans held-for-sale		$(44)	$(79)	$(14)
Loans and leases (1)		(60)	(73)	(81)
Foreclosed properties		(2)	(6)	(9)
Other assets		(492)	(98)	(2,145)
(1)Includes $24 million, $30 million and $36 million of losses on loans that were written down to a collateral value of zero during 2021, 2020 and 2019, respectively.
(2)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
(3)Excludes $52 million and $119 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at December 31, 2021 and 2020.

Bank of America 158

The table below presents information about significant unobservable inputs utilized in the Corporation's nonrecurring Level 3 fair value measurements at December 31, 2021 and 2020.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	Year Ended December 31, 2021
Loans and leases (2)	$213	Market comparables	OREO discount	13% to 59%	24%
			Costs to sell	8% to 26%	9%
Other assets (3)	1,875	Discounted cash flow	Discount rate	7%	n/a
	166	Market comparables	Estimated appraisal value	n/a	n/a
	Year Ended December 31, 2020
Loans held-for-sale	$792	Discounted cash flow	Price	$8 to $99	$95
Loans and leases (2)	301	Market comparables	OREO discount	13% to 59%	24%
			Costs to sell	8% to 26%	9%
Other assets (4)	576	Discounted cash flow	Revenue attrition	2% to 19%	7%
			Discount rate	11% to 14%	12%
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
n/a = not applicable
NOTE 21 Fair Value Option
Loans and Loan Commitments
The Corporation elects to account for certain loans and loan commitments that exceed the Corporation’s single-name credit risk concentration guidelines under the fair value option. Lending commitments are actively managed and, as appropriate, credit risk for these lending relationships may be mitigated through the use of credit derivatives, with the Corporation’s public side credit view and market perspectives determining the size and timing of the hedging activity. These credit derivatives do not meet the requirements for designation as accounting hedges and are carried at fair value. The fair value option allows the Corporation to carry these loans and loan commitments at fair value, which is more consistent with management’s view of the underlying economics and the manner in which they are managed. In addition, the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the financial instruments at historical cost and the credit derivatives at fair value.
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

159 Bank of America

The Corporation also elects to account for certain asset-backed secured financings, which are also classified in short-term borrowings, under the fair value option. Election of the fair value option allows the Corporation to reduce the accounting volatility that would otherwise result from the asymmetry created by accounting for the asset-backed secured financings at historical cost and the corresponding mortgage LHFS securing these financings at fair value.
Long-term Debt
The Corporation elects to account for certain long-term debt, primarily structured liabilities, under the fair value option. This long-term debt is either risk-managed on a fair value basis or the related hedges do not qualify for hedge accounting.
Fair Value Option Elections
The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at December 31, 2021 and 2020, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for 2021, 2020 and 2019.

Fair Value Option Elections

	December 31, 2021			December 31, 2020
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$150,665	$150,677	$(12)	$108,856	$108,811	$45
Loans reported as trading account assets (1)	10,864	18,895	(8,031)	7,967	17,372	(9,405)
Trading inventory – other	21,986	n/a	n/a	22,790	n/a	n/a
Consumer and commercial loans	7,819	7,888	(69)	6,681	6,778	(97)
Loans held-for-sale (1)	4,455	5,343	(888)	1,585	2,521	(936)
Other assets	544	n/a	n/a	200	n/a	n/a
Long-term deposits	408	401	7	481	448	33
Federal funds purchased and securities loaned or sold under agreements to repurchase	139,641	139,682	(41)	135,391	135,390	1
Short-term borrowings	4,279	4,127	152	5,874	5,178	696
Unfunded loan commitments	97	n/a	n/a	99	n/a	n/a
Long-term debt	29,708	30,903	(1,195)	32,200	33,470	(1,270)
(1)A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

Bank of America 160

Gains (Losses) Related to Assets and Liabilities Accounted for Under the Fair Value Option

	Market making and similar activities	Other Income	Total
(Dollars in millions)	2021
Loans reported as trading account assets	$275	$—	$275
Trading inventory – other (1)	(211)	—	(211)
Consumer and commercial loans	78	40	118
Loans held-for-sale (2)	—	58	58
Short-term borrowings	883	—	883
Long-term debt (3)	(604)	(41)	(645)
Other (4)	18	(23)	(5)
Total (5)	$439	$34	$473

	2020
Loans reported as trading account assets	$107	$—	$107
Trading inventory – other (1)	3,216	—	3,216
Consumer and commercial loans	22	(3)	19
Loans held-for-sale (2)	—	103	103
Short-term borrowings	(170)	—	(170)
Unfunded loan commitments	—	(65)	(65)
Long-term debt (3)	(2,175)	(53)	(2,228)
Other (4)	35	(22)	13
Total (5)	$1,035	$(40)	$995

	2019
Loans reported as trading account assets	$203	$—	$203
Trading inventory – other (1)	5,795	—	5,795
Consumer and commercial loans	92	12	104
Loans held-for-sale (2)	—	98	98
Short-term borrowings	(24)	—	(24)
Unfunded loan commitments	—	79	79
Long-term debt (3)	(1,098)	(78)	(1,176)
Other (4)	9	(27)	(18)
Total (5)	$4,977	$84	$5,061
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
(5)    Gains (losses) related to borrower-specific credit risk were $162 million, $(361) million and $194 million in 2021, 2020 and 2019, respectively.
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
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at December 31, 2021 and 2020 are presented in the following table.

161 Bank of America

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	December 31, 2021
Financial assets
Loans	$946,142	$53,544	$919,980	$973,524
Loans held-for-sale	15,635	15,016	627	15,643
Financial liabilities
Deposits (1)	2,064,446	2,064,438	—	2,064,438
Long-term debt	280,117	286,802	1,288	288,090
Commercial unfunded lending commitments (2)	1,554	97	6,384	6,481

	December 31, 2020
Financial assets
Loans	$887,289	$49,372	$877,682	$927,054
Loans held-for-sale	9,243	7,864	1,379	9,243
Financial liabilities
Deposits (1)	1,795,480	1,795,545	—	1,795,545
Long-term debt	262,934	271,315	1,164	272,479
Commercial unfunded lending commitments (2)	1,977	99	5,159	5,258
(1) Includes demand deposits of $1.0 trillion and $799.0 billion with no stated maturities at December 31, 2021 and 2020.
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
NOTE 23 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, GWIM Global Banking and Global Markets, with the remaining operations recorded in All Other.
Consumer Banking
Consumer Banking offers a diversified range of credit, banking and investment products and services to consumers and small businesses. Consumer Banking product offerings include traditional savings accounts, money market savings accounts, CDs and IRAs, checking accounts, and investment accounts and products, as well as credit and debit cards, residential mortgages and home equity loans, and direct and indirect loans to consumers and small businesses in the U.S. Consumer Banking includes the impact of servicing residential mortgages and home equity loans.
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
All Other
All Other primarily consists of ALM activities, liquidating businesses and certain expenses not otherwise allocated to a business segment. ALM activities encompass interest rate and foreign currency risk management activities for which substantially all of the results are allocated to the business segments.
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

Bank of America 162

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
Effective October 1, 2021, a business activity previously included in the Global Markets segment is being reported as a liquidating business in All Other, consistent with a realignment in performance reporting to senior management. While this activity was not material to Global Markets’ results of operations and historical results have not been restated, this activity’s noninterest expense of $309 million and $473 million for the three months ended September 30, 2021 and June 30, 2021 was elevated and would have been excluded from Global Markets’ results of operations for those periods under the new basis of presentation.
The table below presents net income (loss) and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for 2021, 2020 and 2019, and total assets at December 31, 2021 and 2020 for each business segment, as well as All Other.

Results of Business Segments and All Other

At and for the year ended December 31	Total Corporation (1)			Consumer Banking
(Dollars in millions)	2021	2020	2019	2021	2020	2019
Net interest income	$43,361	$43,859	$49,486	$24,929	$24,698	$28,158
Noninterest income	46,179	42,168	42,353	9,076	8,564	10,429
Total revenue, net of interest expense	89,540	86,027	91,839	34,005	33,262	38,587
Provision for credit losses	(4,594)	11,320	3,590	(1,035)	5,765	3,772
Noninterest expense	59,731	55,213	54,900	19,290	18,882	17,646
Income before income taxes	34,403	19,494	33,349	15,750	8,615	17,169
Income tax expense	2,425	1,600	5,919	3,859	2,111	4,207
Net income	$31,978	$17,894	$27,430	$11,891	$6,504	$12,962
Period-end total assets	$3,169,495	$2,819,627		$1,131,142	$988,580

	Global Wealth & Investment Management			Global Banking
	2021	2020	2019	2021	2020	2019
Net interest income	$5,664	$5,468	$6,504	$8,511	$9,013	$10,675
Noninterest income	15,084	13,116	13,034	12,364	9,974	9,808
Total revenue, net of interest expense	20,748	18,584	19,538	20,875	18,987	20,483
Provision for credit losses	(241)	357	82	(3,201)	4,897	414
Noninterest expense	15,258	14,160	13,825	10,632	9,342	9,011
Income before income taxes	5,731	4,067	5,631	13,444	4,748	11,058
Income tax expense	1,404	996	1,380	3,630	1,282	2,985
Net income	$4,327	$3,071	$4,251	$9,814	$3,466	$8,073
Period-end total assets	$438,275	$369,736		$638,131	$580,561

	Global Markets			All Other
	2021	2020	2019	2021	2020	2019
Net interest income	$4,011	$4,646	$3,915	$246	$34	$234
Noninterest income	15,244	14,119	11,699	(5,589)	(3,605)	(2,617)
Total revenue, net of interest expense	19,255	18,765	15,614	(5,343)	(3,571)	(2,383)
Provision for credit losses	65	251	(9)	(182)	50	(669)
Noninterest expense	13,032	11,417	10,728	1,519	1,412	3,690
Income (loss) before income taxes	6,158	7,097	4,895	(6,680)	(5,033)	(5,404)
Income tax expense (benefit)	1,601	1,845	1,395	(8,069)	(4,634)	(4,048)
Net income (loss)	$4,557	$5,252	$3,500	$1,389	$(399)	$(1,356)
Period-end total assets	$747,794	$616,609		$214,153	$264,141
(1)There were no material intersegment revenues

163 Bank of America

The tables below present noninterest income and the associated components for 2021, 2020 and 2019 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation			Consumer Banking			Global Wealth & Investment Management
(Dollars in millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Fees and commissions:
Card income
Interchange fees	$4,560	$3,954	$3,834	$3,597	$3,027	$3,174	$43	$36	$59
Other card income	1,658	1,702	1,963	1,575	1,646	1,910	42	42	42
Total card income	6,218	5,656	5,797	5,172	4,673	5,084	85	78	101
Service charges
Deposit-related fees	6,271	5,991	6,588	3,538	3,417	4,218	72	67	68
Lending-related fees	1,233	1,150	1,086	—	—	—	—	—	—
Total service charges	7,504	7,141	7,674	3,538	3,417	4,218	72	67	68
Investment and brokerage services
Asset management fees	12,729	10,708	10,241	188	146	144	12,541	10,578	10,130
Brokerage fees	3,961	3,866	3,661	132	127	149	1,771	1,692	1,740
Total investment and brokerage services	16,690	14,574	13,902	320	273	293	14,312	12,270	11,870
Investment banking fees
Underwriting income	5,077	4,698	2,998	—	—	—	388	391	401
Syndication fees	1,499	861	1,184	—	—	—	—	—	—
Financial advisory services	2,311	1,621	1,460	—	—	—	—	—	—
Total investment banking fees	8,887	7,180	5,642	—	—	—	388	391	401
Total fees and commissions	39,299	34,551	33,015	9,030	8,363	9,595	14,857	12,806	12,440
Market making and similar activities	8,691	8,355	9,034	1	2	6	40	63	113
Other income (loss)	(1,811)	(738)	304	45	199	828	187	247	481
Total noninterest income	$46,179	$42,168	$42,353	$9,076	$8,564	$10,429	$15,084	$13,116	$13,034

	Global Banking			Global Markets			All Other (1)
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Fees and commissions:
Card income
Interchange fees	$700	$499	$519	$220	$391	$81	$—	$1	$1
Other card income	13	14	13	—	—	(1)	28	—	(1)
Total card income	713	513	532	220	391	80	28	1	—
Service charges
Deposit-related fees	2,508	2,298	2,121	146	177	156	7	32	25
Lending-related fees	1,015	940	894	218	210	192	—	—	—
Total service charges	3,523	3,238	3,015	364	387	348	7	32	25
Investment and brokerage services
Asset management fees	—	—	—	—	—	—	—	(16)	(33)
Brokerage fees	104	74	34	1,979	1,973	1,738	(25)	—	—
Total investment and brokerage services	104	74	34	1,979	1,973	1,738	(25)	(16)	(33)
Investment banking fees
Underwriting income	2,187	2,070	1,227	2,725	2,449	1,555	(223)	(212)	(185)
Syndication fees	781	482	574	718	379	610	—	—	—
Financial advisory services	2,139	1,458	1,336	173	163	123	(1)	—	1
Total investment banking fees	5,107	4,010	3,137	3,616	2,991	2,288	(224)	(212)	(184)
Total fees and commissions	9,447	7,835	6,718	6,179	5,742	4,454	(214)	(195)	(192)
Market making and similar activities	145	103	235	8,760	8,471	7,065	(255)	(284)	1,615
Other income (loss)	2,772	2,036	2,855	305	(94)	180	(5,120)	(3,126)	(4,040)
Total noninterest income	$12,364	$9,974	$9,808	$15,244	$14,119	$11,699	$(5,589)	$(3,605)	$(2,617)
(1)All Other includes eliminations of intercompany transactions.

Bank of America 164

Business Segment Reconciliations

(Dollars in millions)	2021	2020	2019
Segments’ total revenue, net of interest expense	$94,883	$89,598	$94,222
Adjustments (1):
Asset and liability management activities	(4)	375	241
Liquidating businesses, eliminations and other	(5,339)	(3,946)	(2,624)
FTE basis adjustment	(427)	(499)	(595)
Consolidated revenue, net of interest expense	$89,113	$85,528	$91,244
Segments’ total net income	30,589	18,293	28,786
Adjustments, net-of-tax (1):
Asset and liability management activities	11	279	202
Liquidating businesses, eliminations and other	1,378	(678)	(1,558)
Consolidated net income	$31,978	$17,894	$27,430

		December 31
		2021	2020
Segments’ total assets		$2,955,342	$2,555,486
Adjustments (1):
Asset and liability management activities, including securities portfolio		1,363,626	1,176,071
Elimination of segment asset allocations to match liabilities		(1,216,891)	(977,685)
Other		67,418	65,755
Consolidated total assets		$3,169,495	$2,819,627
(1)Adjustments include consolidated income, expense and asset amounts not specifically allocated to individual business segments.
NOTE 24 Parent Company Information
The following tables present the Parent Company-only financial information.

Condensed Statement of Income

(Dollars in millions)	2021	2020	2019
Income
Dividends from subsidiaries:
Bank holding companies and related subsidiaries	$15,621	$10,352	$27,820
Interest from subsidiaries	8,362	8,825	9,502
Other income (loss)	(114)	(138)	74
Total income	23,869	19,039	37,396
Expense
Interest on borrowed funds from subsidiaries	54	136	451
Other interest expense	3,383	4,119	5,899
Noninterest expense	1,531	1,651	1,641
Total expense	4,968	5,906	7,991
Income before income taxes and equity in undistributed earnings of subsidiaries	18,901	13,133	29,405
Income tax expense	886	649	341
Income before equity in undistributed earnings of subsidiaries	18,015	12,484	29,064
Equity in undistributed earnings (losses) of subsidiaries:
Bank holding companies and related subsidiaries	14,078	5,372	(1,717)
Nonbank companies and related subsidiaries	(115)	38	83
Total equity in undistributed earnings (losses) of subsidiaries	13,963	5,410	(1,634)
Net income	$31,978	$17,894	$27,430

165 Bank of America

Condensed Balance Sheet

	December 31
(Dollars in millions)	2021	2020
Assets
Cash held at bank subsidiaries	$5,011	$5,893
Securities	671	701
Receivables from subsidiaries:
Bank holding companies and related subsidiaries	217,447	206,566
Banks and related subsidiaries	347	213
Nonbank companies and related subsidiaries	368	410
Investments in subsidiaries:
Bank holding companies and related subsidiaries	316,497	305,818
Nonbank companies and related subsidiaries	3,645	3,715
Other assets	8,602	9,850
Total assets	$552,588	$533,166
Liabilities and shareholders’ equity
Accrued expenses and other liabilities	$17,394	$15,965
Payables to subsidiaries:
Banks and related subsidiaries	107	129
Bank holding companies and related subsidiaries	3	—
Nonbank companies and related subsidiaries	11,564	11,067
Long-term debt	253,454	233,081
Total liabilities	282,522	260,242
Shareholders’ equity	270,066	272,924
Total liabilities and shareholders’ equity	$552,588	$533,166

Condensed Statement of Cash Flows

(Dollars in millions)	2021	2020	2019
Operating activities
Net income	$31,978	$17,894	$27,430
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(13,963)	(5,410)	1,634
Other operating activities, net	(7,144)	14,303	16,973
Net cash provided by operating activities	10,871	26,787	46,037
Investing activities
Net purchases of securities	(14)	(4)	(17)
Net payments to subsidiaries	(10,796)	(33,111)	(19,121)
Other investing activities, net	(26)	(7)	7
Net cash used in investing activities	(10,836)	(33,122)	(19,131)
Financing activities
Net increase (decrease) in other advances	503	(422)	(1,625)
Proceeds from issuance of long-term debt	56,106	43,766	29,315
Retirement of long-term debt	(24,544)	(23,168)	(21,039)
Proceeds from issuance of preferred stock and warrants	2,170	2,181	3,643
Redemption of preferred stock	(1,971)	(1,072)	(2,568)
Common stock repurchased	(25,126)	(7,025)	(28,144)
Cash dividends paid	(8,055)	(7,727)	(5,934)
Net cash provided by (used in) financing activities	(917)	6,533	(26,352)
Net increase (decrease) in cash held at bank subsidiaries	(882)	198	554
Cash held at bank subsidiaries at January 1	5,893	5,695	5,141
Cash held at bank subsidiaries at December 31	$5,011	$5,893	$5,695

Bank of America 166

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

(Dollars in millions)		Total Assets at Year End (1)	Total Revenue, Net of Interest Expense (2)	Income Before Income Taxes	Net Income
U.S. (3)	2021	$2,789,862	$78,012	$31,392	$27,781
	2020	2,490,247	75,576	18,247	16,692
	2019		81,236	30,699	25,937
Asia	2021	117,085	4,439	988	733
	2020	99,283	4,232	1,051	788
	2019		3,491	765	570
Europe, Middle East and Africa	2021	233,356	5,423	1,097	3,134
	2020	202,701	4,491	(596)	264
	2019		5,310	921	672
Latin America and the Caribbean	2021	29,192	1,239	499	330
	2020	27,396	1,229	293	150
	2019		1,207	369	251
Total Non-U.S.	2021	379,633	11,101	2,584	4,197
	2020	329,380	9,952	748	1,202
	2019		10,008	2,055	1,493
Total Consolidated	2021	$3,169,495	$89,113	$33,976	$31,978
	2020	2,819,627	85,528	18,995	17,894
	2019		91,244	32,754	27,430
(1)Total assets include long-lived assets, which are primarily located in the U.S.
(2)There were no material intercompany revenues between geographic regions for any of the periods presented.
(3)Substantially reflects the U.S.

167 Bank of America

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

Bank of America 168

Key Metrics
Active Digital Banking Users – Mobile and/or online active users over the past 90 days.
Active Mobile Banking Users – Mobile active users over the past 90 days.
Book Value – Ending common shareholders’ equity divided by ending common shares outstanding.
Deposit Spread – Annualized net interest income divided by average deposits.
Dividend Payout Ratio – Common dividends declared divided by net income applicable to common shareholders.
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
Risk-adjusted Margin – Difference between total revenue, net of interest expense, and net credit losses divided by average loans.

169 Bank of America

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
AI	Artificial intelligence
ALM	Asset and liability management
ARR	Alternative reference rates
AUM	Assets under management
AVM	Automated valuation model
BANA	Bank of America, National Association
BHC	Bank holding company
BofAS	BofA Securities, Inc.
BofASE	BofA Securities Europe SA
bps	Basis points
CAE	Chief Audit Executive
CAO	Chief Administrative Officer
CCAR	Comprehensive Capital Analysis and Review
CDO	Collateralized debt obligation
CDS	Credit default swap
CECL	Current expected credit losses
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CLO	Collateralized loan obligation
CLTV	Combined loan-to-value
CRO	Chief Risk Officer
CVA	Credit valuation adjustment
DIF	Deposit Insurance Fund
DVA	Debit valuation adjustment
ECL	Expected credit losses
EMRC	Enterprise Model Risk Committee
EPS	Earnings per common share
ERC	Enterprise Risk Committee
ESG	Environmental, social and governance
EU	European Union
FCA	Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Freddie Mac
FICC	Fixed income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FLUs	Front line units
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
FVA	Funding valuation adjustment
GAAP	Accounting principles generally accepted in the United States of America
GDPR	General Data Protection Regulation
GLS	Global Liquidity Sources

GNMA	Government National Mortgage Association
GRM	Global Risk Management
GSE	Government-sponsored enterprise
G-SIB	Global systemically important bank
GWIM	Global Wealth & Investment Management
HELOC	Home equity line of credit
HQLA	High Quality Liquid Assets
HTM	Held-to-maturity
IBOR	Interbank Offered Rates
ICAAP	Internal Capital Adequacy Assessment Process
IRLC	Interest rate lock commitment
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held-for-sale
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MLI	Merrill Lynch International
MLPCC	Merrill Lynch Professional Clearing Corp
MLPF&S	Merrill Lynch, Pierce, Fenner & Smith Incorporated
MRC	Management Risk Committee
MSA	Metropolitan Statistical Area
MSR	Mortgage servicing right
MWM	Merrill Wealth Management
NOL	Net operating loss
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OREO	Other real estate owned
OTC	Over-the-counter
PCA	Prompt Corrective Action
PPP	Paycheck Protection Program
RMBS	Residential mortgage-backed securities
RSU	Restricted stock unit
RWA	Risk-weighted assets
SBA	Small Business Administration
SBLC	Standby letter of credit
SCB	Stress capital buffer
SEC	Securities and Exchange Commission
SLR	Supplementary leverage ratio
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructurings
TLAC	Total loss-absorbing capacity
UDAAP	Unfair, deceptive, or abusive acts or practices
VA	U.S. Department of Veterans Affairs
VaR	Value-at-Risk
VIE	Variable interest entity

Bank of America 170

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
Report of Management on Internal Control Over Financial Reporting
The Report of Management on Internal Control over Financial Reporting is set forth on page 87 and incorporated herein by reference. The Report of Independent Registered Public Accounting Firm with respect to the Corporation’s internal control over financial reporting is set forth on pages 88 and 89 and incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Amendment to the Bylaws of Bank of America Corporation
On February 22, 2022, the Board approved and adopted an amendment to the Bylaws of Bank of America Corporation, as amended and restated by the Board on September 23, 2020 (Bylaws). The amendment to the Bylaws was effective as of the date approved by the Board.
As part of the amendment, the Board adopted a new Article IX, Section 6 designating the Delaware Court of Chancery as the exclusive forum for certain legal actions (Delaware exclusive forum provision). The Delaware exclusive forum provision provides that, unless the Corporation consents in writing to the selection of an alternative forum, the following actions shall be solely and exclusively brought in the Court of Chancery of the State of Delaware (or, if the Delaware Court of Chancery in the State of Delaware determines that it lacks jurisdiction over any such action or proceeding, another state or federal court located within the State of Delaware): (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or other employee or agent or stockholder of the Corporation to the Corporation or the Corporation’s stockholders, including a claim alleging the aiding and abetting of such a breach of fiduciary duty, (iii) any action asserting a claim against the Corporation or any current or former director, officer or other employee or agent of the Corporation arising pursuant to any provision of the Delaware
General Corporation Law (DGCL) or the Corporation’s Certificate of Incorporation or Bylaws, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; (iv) any action asserting a claim governed by the internal affairs doctrine of the State of Delaware; or (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL.
Although the Delaware exclusive forum provision took effect immediately upon adoption by the Board, the Board determined, including based on input from our shareholders during our engagement process, that it would be beneficial in this instance, to submit it to shareholders for voluntary ratification at the Corporation’s 2022 annual meeting of shareholders with the understanding that, if shareholders fail to ratify the Delaware exclusive forum provision, the Board will amend the Bylaws to remove it.
The Bylaws amendment also related to other governance practices, including the following:
●    Adoption of gender-neutral language throughout the Bylaws, including using the title “Chair” in place of “Chairman”
●    Clarification that the notice to stockholder requirements apply except as otherwise provided within the bylaws or as permitted by law (Article III. Stockholders, Section 4. Notice to Stockholders)
●    Clarification that exemption from the majority voting standard refers to the chair of a stockholders’ meeting and that the election of directors and of the chair of a stockholders’ meeting are excluded from the Voting of Shares provision because they are covered elsewhere within the Bylaws (Article III. Stockholders, Section 9. Voting of Shares)
●    Clarification to specify the delivery method of notice for nominations or other business to be properly brought before an annual meeting (Article III. Stockholders, Section 12. Notice of Stockholder Business and Nominations)
●    Clarification that Board committees may exercise the authority of the Board to the extent and as provided by the Board (Article IV. Board of Directors, Section 6. Committees)
●    Revision to specify the method of delivery for the notice of director nomination and to clarify that any notification by a stockholder to correct any inaccuracy or omission in their submission does not cure any defect or limit the Corporation’s rights to omit a stockholder nominee from its proxy materials (Article IV. Board of Directors, Section 9. Inclusion of Director Nominations by Stockholders in the Corporation’s Proxy Materials)
●    Clarification that if a quorum is not present, a directors’ meeting may be adjourned by a majority of directors present (Article V. Meetings of Directors, Section 5. Quorum)
●    Clarification that duly authorized Board committees may elect officers (Article VI. Officers, Section 2. Appointment and Term)
●    Clarification that officers may specify by electronic transmission the effective date of resignation and that duly authorized Board committees may remove officers. (Article VI. Officers, Section 4. Resignation and Removal of Officers)
The amendment also includes certain other technical and conforming revisions and clarifications. The foregoing summary is qualified in its entirety by reference to the Bylaws of Bank of America Corporation, as Amended and Restated by the Board of Directors on February 22, 2022, a copy of which (marked to show changes from the prior version) is attached hereto as Exhibit 3.2 and is incorporated in this Item 9B by reference.

171 Bank of America

Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (Exchange Act), an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this Annual Report on Form 10-K, the Corporation is not aware of any other activity, transaction or dealing by any of its affiliates during the quarter ended December 31, 2021 that requires disclosure under Section 13(r) of the Exchange Act.
Pursuant to a specific license from the U.S. Treasury Department’s Office of Foreign Assets Control issued on May 28, 2021, during the fourth quarter of 2021, Bank of America, National Association (BANA), a U.S. subsidiary of Bank of America Corporation, processed one authorized wire deposit totaling $327,257 on behalf of a U.S. client into its account at BANA. The wire deposit settled invoices owed to the U.S. client and consisted of unblocked funds belonging to Jammal Trust Bank, which at the time of the deposit was designated pursuant to Executive Order 13224. There was no measurable gross revenue or net profit to the Corporation relating to this transaction. The Corporation may in the future engage in similar transactions for its clients to the extent permitted by U.S. law.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Bank of America Corporation and Subsidiaries
Item 10. Directors, Executive Officers and Corporate Governance
Information about our Executive Officers
The name, age, position and office, and business experience of our current executive officers are:
Dean C. Athanasia (55) President, Regional Banking since October 2021; President, Retail and Preferred & Small Business Banking from January 2019 to October 2021; Co-Head -- Consumer Banking from September 2014 to January 2019; and
Preferred and Small Business Banking Executive from April 2011 to September 2014.
Aditya Bhasin (48) Chief Technology & Information Officer since October 2021; Chief Information Officer and Head of Technology for Consumer, Small Business, Wealth Management and Employee Technology from October 2017 to October 2021; CIO, Retail, Preferred & Wealth Management Technology, and Wealth Management Operations from June 2015 to October 2017.
Darrin Steve Boland (53) Chief Administrative Officer since October 2021; President, Retail from February 2020 to October 2021; Head of Consumer Lending from May 2017 to February 2020; Consumer Lending Executive from May 2015 to May 2017.
Alastair M. Borthwick (53) Chief Financial Officer since November 2021; President of Global Commercial Banking from October 2012 to October 2021.
Sheri Bronstein (53) Chief Human Resources Officer since January 2019; Global Human Resources Executive from July 2015 to January 2019; and HR Executive for Global Banking & Markets from March 2010 to July 2015.
James P. DeMare (52) President, Global Markets since September 2020; Global Co-Head of FICC Trading and Commercial Real Estate Banking from February 2015 to September 2020.
Paul M. Donofrio (61) Vice Chair since November 2021; Chief Financial Officer from August 2015 to November 2021; Strategic Finance Executive from April 2015 to August 2015; and Head of Global Corporate Credit and Transaction Banking from January 2012 to April 2015.
Geoffrey S. Greener (57) Chief Risk Officer since April 2014; Head of Enterprise Capital Management from April 2011 to April 2014.
Matthew M. Koder (50) President, Global Corporate & Investment Banking since December 2018; President of APAC from March 2012 to December 2018.
Kathleen A. Knox (58) President, The Private Bank since November 2017; Head of Business Banking from October 2014 to November 2017; and Retail Banking & Distribution Executive from June 2011 to October 2014.
Bernard A. Mensah (53) President, International, CEO of Merrill Lynch International (MLI), BANA London Branch Head since August 2020. President of UK and Central and Eastern Europe, the Middle East, Africa, CEO of MLI, BANA London Branch and Co-Head of Global Fixed Income Currency and Commodities (FICC) Trading from September 2019 to August 2020; Co-Head of Global FICC Trading from March 2015 to September 2019.
Lauren A. Mogensen (59) Global General Counsel since November 2021; Head of Global Compliance & Operational Risk, and Reputational Risk from December 2013 to October 2021.
Brian T. Moynihan (62) Chair of the Board since October 2014, and President, Chief Executive Officer, and member of the Board of Directors since January 2010.
Thong M. Nguyen (63) Vice Chair, Head of Global Strategy & Enterprise Platforms since October 2021; Vice Chairman from January 2019 to October 2021; Co-Head -- Consumer Banking from September 2014 to January 2019; Retail Banking Executive from April 2014 to September 2014; and Retail Strategy, and Operations & Digital Banking Executive from September 2012 to April 2014.
Thomas M. Scrivener (50) Chief Operations Executive since October 2021; Head of Consumer, Small Business & Wealth Management Operations from October 2019 to October 2021; Global Real Estate and Enterprise Initiatives Executive from September 2018 to October 2019; Enterprise Scenario Planning and Execution Executive from May 2016 to September 2018; Enterprise Stress Testing, Recovery & Resolution Planning Executive from June 2014 to March 2016.
Andrew M. Sieg (54) President, Merrill Wealth Management since January 2017; and Head of Global Wealth & Retirement Solutions with Merrill Lynch from October 2011 to January 2017.
Bruce R. Thompson (57) Vice Chair, Head of Enterprise Credit since October 2021; Vice Chairman, Head of Institutional Credit Exposure Management (from December 2020) and Wholesale Credit Underwriting and Monitoring (from May 2021) to October 2021; Vice Chairman, President of the EU & Switzerland and CEO of Bank of America Europe DAC from May 2018 to

Bank of America 172

December 2020; Vice Chairman of Bank of America Corporation from March 2016 to May 2018; Managing Director from July 2015 to March 2016; Chief Financial Officer from July 2011 to July 2015.
Information included under the following captions in the Corporation’s proxy statement relating to its 2022 annual meeting of shareholders (the 2022 Proxy Statement) is incorporated herein by reference:
●    “Proposal 1: Electing directors – Our director nominees;”
●    “Corporate governance – Additional corporate governance information;”
● “Corporate governance – Committees and membership;” and
●    “Corporate governance – Board meetings and attendance.”
Item 11. Executive Compensation
Information included under the following captions in the 2022 Proxy Statement is incorporated herein by reference:
●    “Compensation discussion and analysis;”
●    “Compensation and Human Capital Committee report;”
●    “Executive compensation;”
●    “Corporate governance;” and
●    “Director compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information included under the following caption in the 2022 Proxy Statement is incorporated herein by reference:
●    “Stock ownership of directors, executive officers, and certain beneficial owners.”
The table below presents information on equity compensation plans at December 31, 2021:

Plan Category (1)	(a) Number of Shares to be Issued Under Outstanding Options, Warrants and Rights (2)	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (3)	(c) Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (4)
Plans approved by shareholders	188,687,164	—	254,845,261
Plans not approved by shareholders	—	—	—
Total	188,687,164	—	254,845,261
(1)This table does not include 593,890 vested restricted stock units and stock option gain deferrals at December 31, 2021 that were assumed by the Corporation in connection with prior acquisitions under whose plans the awards were originally granted.
(2)Consists of outstanding restricted stock units. Includes 3,671,576 vested restricted stock units subject to a required twelve-month holding period.
(3)Restricted stock units do not have an exercise price and are delivered without any payment or consideration.
(4)Amount represents shares of common stock available for future issuance under the Bank of America Corporation Equity Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information included under the following captions in the 2022 Proxy Statement is incorporated herein by reference:
●    “Related person and certain other transactions;” and
●    “Corporate governance – Director independence.”
Item 14. Principal Accounting Fees and Services
Information included under the following caption in the 2022 Proxy Statement is incorporated herein by reference:
●    “Proposal 3: Ratifying the appointment of our independent registered public accounting firm for 2022.”

173 Bank of America

Part IV
Bank of America Corporation and Subsidiaries
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
(1) Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Statement of Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Statement of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019
Consolidated Balance Sheet at December 31, 2021 and 2020
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2021, 2020 and 2019
Consolidated Statement of Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to Consolidated Financial Statements
(2) Schedules:
None
(3) Index to Exhibits
With the exception of the information expressly incorporated herein by reference, the 2022 Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
3.1	Restated Certificate of Incorporation, as amended and in effect on the date hereof	1
3.2	Amended and Restated Bylaws of the Corporation as in effect on the date hereof	1
4.1	Indenture dated as of January 1, 1995 (for senior debt securities) between registrant (successor to NationsBank Corporation) and BankAmerica National Trust Company		S-3	4.1	2/1/95	33-57533
4.2	First Supplemental Indenture dated as of September 18, 1998 between registrant and U.S. Bank Trust National Association (successor to BankAmerica National Trust Company) to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		8-K	4.3	11/18/98	1-6523
4.3	Second Supplemental Indenture dated as of May 7, 2001 between registrant, U.S. Bank Trust National Association, as Prior Trustee, and The Bank of New York, as Successor Trustee to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		8-K	4.4	6/14/01	1-6523
4.4	Third Supplemental Indenture dated as of July 28, 2004 between registrant and The Bank of New York to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		8-K	4.2	8/27/04	1-6523
4.5	Fourth Supplemental Indenture dated as of April 28, 2006 between the registrant and The Bank of New York to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		S-3	4.6	5/5/06	333-133852
4.6	Fifth Supplemental Indenture dated as of December 1, 2008 between registrant and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York) to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		8-K	4.1	12/5/08	1-6523
4.7	Sixth Supplemental Indenture dated as of February 23, 2011 between registrant and The Bank of New York Mellon Trust Company, N.A. to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		10-K	4(ee)	2/25/11	1-6523
4.8	Seventh Supplemental Indenture dated as of January 13, 2017 between registrant and The Bank of New York Mellon Trust Company, N.A. to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		8-K	4.1	1/13/17	1-6523
4.9	Eighth Supplemental Indenture dated as of February 23, 2017 between registrant and the Bank of New York Mellon Trust Company, N.A. to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		10-K	4(a)	2/23/17	1-6523
4.10	Successor Trustee Agreement effective December 15, 1995 between registrant (successor to NationsBank Corporation) and First Trust of New York, National Association, as successor trustee to BankAmerica National Trust Company		S-3	4.2	6/28/96	333-07229
4.11	Agreement of Appointment and Acceptance dated as of December 29, 2006 between registrant and The Bank of New York Trust Company, N.A.		10-K	4(aaa)	2/28/07	1-6523
4.12	Form of Senior Registered Note		S-3	4.12	5/1/15	333-202354
4.13	Form of Registered Global Senior Medium-Term Note, Series L		S-3	4.13	5/1/15	333-202354
4.14	Form of Master Registered Global Senior Medium-Term Note, Series L		S-3	4.14	5/1/15	333-202354
4.15	Form of Registered Global Senior Medium-Term Note, Series M		8-K	4.2	1/13/17	1-6523
4.16	Form of Master Registered Global Senior Medium-Term Note, Series M		8-K	4.3	1/13/17	1-6523
4.17	Indenture dated as of January 1, 1995 (for subordinated debt securities) between registrant (successor to NationsBank Corporation) and The Bank of New York		S-3	4.5	2/1/95	33-57533
4.18	First Supplemental Indenture dated as of August 28, 1998 between registrant and The Bank of New York to the indenture dated as of January 1, 1995 (See Exhibit 4.17)		8-K	4.8	11/18/98	1-6523

Bank of America 174

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
4.19	Second Supplemental Indenture dated as of January 25, 2007 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) to the indenture dated as of January 1, 1995 (See Exhibit 4.17)		S-4	4.3	3/16/07	333-141361
4.20
Third Supplemental Indenture dated as of February 23, 2011 between registrant and The Bank of New York Mellon Trust Company, N.A. (formerly The Bank of New York Trust Company, N.A.) to the indenture dated as of January 1, 1995 (See Exhibit 4.17)
			10-K	4(ff)	2/25/11	1-6523
4.21	Fourth Supplemental Indenture dated as of February 23, 2017 between registrant and The Bank of New York Mellon Trust Company, N.A. to the indenture dated as of January 1, 1995 (See Exhibit 4.17)		10-K	4(i)	2/23/17	1-6523
4.22	Indenture dated as of June 27, 2018 (for senior debt securities) between the registrant and The Bank of New York Mellon Trust Company, N.A.		S-3	4.3	6/27/18	333-224523
4.23	Form of Registered Global Senior Medium-Term Note, Series N (prior to August 2021)		S-3	4.4	6/27/18	333-224523
4.24	Form of Master Registered Global Senior Medium-Term Note, Series N (prior to August 2021)		S-3	4.5	6/27/18	333-224523
4.25	Form of Registered Global Senior Medium-Term Note, Series N (from August 2021)		S-3	4.4	8/2/21	333-257399
4.26	Form of Master Registered Global Senior Medium-Term Note, Series N (from August 2021)		S-3	4.5	8/2/21	333-257399
4.27	Indenture dated as of June 27, 2018 (for subordinated debt securities) between the registrant and The Bank of New York Mellon Trust Company, N.A.		S-3	4.6	6/27/18	333-224523
4.28	Form of Registered Global Subordinated Medium-Term Note, Series N (prior to August 2021)		S-3	4.7	6/27/18	333-224523
4.29	Form of Registered Global Subordinated Medium-Term Note, Series N (from August 2021)		S-3	4.7	8/2/21	333-257399
	Registrant and its subsidiaries have other long-term debt agreements, but these are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. Copies of these agreements will be furnished to the Commission on request
4.30	Description of the Corporation's Securities	1
10.1	Bank of America Pension Restoration Plan, as amended and restated effective January 1, 2009 (Pension Restoration Plan)	2	10-K	10(c)	2/27/09	1-6523
10.2	First Amendment to the Pension Restoration Plan dated December 18, 2009	2	10-K	10(c)	2/26/10	1-6523
10.3	Second Amendment to the Pension Restoration Plan dated June 29, 2012	2	10-K	10(a)	2/28/13	1-6523
10.4	Third Amendment to the Pension Restoration Plan dated March 26, 2013	2	10-K	10.4	2/19/20	1-6523
10.5	Fourth Amendment to the Pension Restoration Plan dated August 22, 2013	2	10-K	10.5	2/19/20	1-6523
10.6	Fifth Amendment to the Pension Restoration Plan dated December 5, 2014	2	10-K	10.6	2/19/20	1-6523
10.7	Sixth Amendment to the Pension Restoration Plan dated December 15, 2016	2	10-K	10.7	2/19/20	1-6523
10.8	NationsBank Corporation Benefit Security Trust dated as of June 27, 1990	2	10-K	10(t)	3/27/91	1-6523
10.9	First Supplement to NationsBank Corporation Benefit Security Trust dated as of November 30, 1992	2	10-K	10(v)	3/24/93	1-6523
10.10	NationsBank Corporation Benefit Security Trust Trustee Removal/Appointment Agreement dated as of December 19, 1995	2	10-K	10(o)	3/29/96	1-6523
10.11	Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan) as amended and restated effective January 1, 2015	2	10-K	10(c)	2/25/15	1-6523
10.12	First Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	10-K	10(vv)	2/24/16	1-6523
10.13	Second Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	S-8	4(c)	11/19/19	333-234780
10.14	Third Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	10-K	10.14	2/19/20	1-6523
10.15	Fourth Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	10-K	10.15	2/24/21	1-6523
10.16	Bank of America Executive Incentive Compensation Plan, as amended and restated effective December 10, 2002	2	10-K	10(g)	3/3/03	1-6523
10.17	Amendment to Bank of America Executive Incentive Compensation Plan, dated January 23, 2013	2	10-K	10(d)	2/28/13	1-6523
10.18	Bank of America Director Deferral Plan, as amended and restated effective January 1, 2005	2	10-K	10(g)	2/28/07	1-6523
10.19	Bank of America Director Deferral Plan, as amended and restated effective January 1, 2019	2	10-K	10(f)	2/26/19	1-6523
10.20	Bank of America Corporation Key Employee Equity Plan (formerly known as the Key Associate Stock Plan), as amended and restated effective May 6, 2015 (2015 KEEP)	2	8-K	10.2	5/7/15	1-6523
10.21	First Amendment to the 2015 KEEP dated December 19, 2018	2	10-K	10(mm)	2/26/19	1-6523
10.22	Second Amendment to the 2015 KEEP dated April 24, 2019	2	8-K	10.1	4/24/19	1-6523

175 Bank of America

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
10.23	Bank of America Corporation Equity Plan (formerly known as the Key Employee Equity Plan), as amended and restated effective April 20, 2021 (2021 BACEP)	2	8-K	10.1	4/22/21	1-6523
10.24	Form of Cash-settled Restricted Stock Units Award Agreement (February 2016 and subsequent grants) under the 2015 KEEP	2	10-Q	10(a)	5/2/16	1-6523
10.25	Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2015 KEEP and the 2021 BACEP	2	10-K	10(h)	2/26/19	1-6523
10.26	Form of Time-based Restricted Stock Units Award Agreement (February 2019) under the 2015 KEEP	2	10-Q	10(a)	4/26/19	1-6523
10.27	Form of Performance Restricted Stock Units Award Agreement (February 2019) under the 2015 KEEP	2	10-Q	10(b)	4/26/19	1-6523
10.28	Form of Time-based Restricted Stock Units Award Agreement (February 2020) under the 2015 KEEP	2	10-Q	10.1	5/1/20	1-6523
10.29	Form of Performance Restricted Stock Units Award Agreement (February 2020) under the 2015 KEEP	2	10-Q	10.2	5/1/20	1-6523
10.30	Form of Time-based Restricted Stock Units Award Agreement (February 2021) under the 2015 KEEP	2	10-Q	10.1	4/29/21	1-6523
10.31	Form of Performance Restricted Stock Units Award Agreement (February 2021) under the 2015 KEEP	2	10-Q	10.2	4/29/21	1-6523
10.32	Form of Cash-settled Restricted Stock Units Award Agreement under the 2021 BACEP	1, 2
10.33	Form of Time-Based Restricted Stock Units Award Agreement under the 2021 BACEP	1, 2
10.34	Form of Performance-Based Restricted Stock Units Award Agreement under the 2021 BACEP	1, 2
10.35	Form of Phantom Restricted Stock Units Award Agreement	1, 2
10.36	ESA Retention Agreement dated March 15, 2004 between the Corporation and Dean C. Athanasia	2	10-Q	10(c)	4/26/19	1-6523
10.37	Amendment to various plans in connection with FleetBoston Financial Corporation merger dated October 27, 2003	2	10-K	10(v)	3/1/04	1-6523
10.38	FleetBoston Supplemental Executive Retirement Plan effective December 31, 2004	2	10-K	10(r)	3/1/05	1-6523
10.39	FleetBoston Executive Deferred Compensation Plan No. 2 effective December 16, 2003	2	10-K	10(u)	3/1/05	1-6523
10.40	FleetBoston Executive Supplemental Plan effective December 31, 2004	2	10-K	10(v)	3/1/05	1-6523
10.41	Retirement Income Assurance Plan for Legacy Fleet, as amended and restated effective January 1, 2009	2	10-K	10(p)	2/26/10	1-6523
10.42	First Amendment to the Retirement Income Assurance Plan for Legacy Fleet, as amended and restated effective January 1, 2009	2	10-K	10(I)	2/28/13	1-6523
10.43	Officer's Certificate of Global Compensation, Benefits and Shared Services Executive Regarding Wanger Divestiture	2	10-K	10(c)	2/25/11	1-6523
10.44	Trust Agreement for the FleetBoston Executive Deferred Compensation Plans No. 1 and 2 dated December 17, 1997	2	10-K	10(x)	3/1/05	1-6523
10.45	Trust Agreement for the FleetBoston Executive Supplemental Plan dated June 19, 1996	2	10-K	10(y)	3/1/05	1-6523
10.46	Trust Agreement for the FleetBoston Retirement Income Assurance Plan and the FleetBoston Supplemental Executive Retirement Plan dated June 19, 1996	2	10-K	10(z)	3/1/05	1-6523
10.47	FleetBoston Directors Deferred Compensation and Stock Unit Plan effective January 1, 2004	2	10-K	10(aa)	3/1/05	1-6523
10.48	BankBoston Corporation and its Subsidiaries Deferred Compensation Plan dated December 24, 2001	2	10-K	10(cc)	3/1/05	1-6523
10.49	BankBoston Director Stock Award Plan effective July 1, 1998	2	10-K	10(hh)	3/1/05	1-6523
10.50	BankBoston Corporation Directors’ Deferred Compensation Plan effective March 1, 1988	2	10-K	10(ii)	3/1/05	1-6523
10.51	BankBoston, N.A. Directors’ Deferred Compensation Plan effective March 1, 1988	2	10-K	10(jj)	3/1/05	1-6523
10.52	Description of BankBoston Director Retirement Benefits Exchange Program	2	10-K	10(ll)	3/1/05	1-6523
10.53	Global amendment to definition of “change in control” or “change of control,” together with a list of plans affected by such amendment	2	10-K	10(oo)	3/1/05	1-6523
10.54	Employment Agreement dated October 27, 2003 between registrant and Brian T. Moynihan	2	S-4	10(d)	12/4/03	333-110924
10.55	Cancellation Agreement dated October 26, 2005 between registrant and Brian T. Moynihan	2	8-K	10.1	10/26/05	1-6523
10.56	Agreement Regarding Participation in the Fleet Boston Supplemental Executive Retirement Plan dated October 26, 2005 between registrant and Brian T. Moynihan	2	8-K	10.2	10/26/05	1-6523
10.57	Employment Letter dated May 1, 2008 between Merrill Lynch & Co., Inc. and Thomas K. Montag and Summary of Agreement with respect to Post-Employment Medical Coverage	2	10-K	10(bbb)	2/26/10	1-6523

Bank of America 176

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
10.58	Securities Purchase Agreement dated August 25, 2011 between registrant and Berkshire Hathaway Inc. (including forms of the certificate of Designations, Warrant and Registration Rights Agreement)		8-K	1.1	8/25/11	1-6523
10.59	Amended and Restated Aircraft Time Sharing Agreement (Multiple Aircraft) dated June 26, 2018 between Bank of America, N.A. and Brian T. Moynihan	2	10-Q	10	7/30/18	1-6523
10.60	Form of Aircraft Time Sharing Agreement (Multiple Aircraft) between Bank of America, N.A. and certain executive officers of the Corporation, including certain Named Executive Officers	2	10-Q	10(b)	6/30/19	1-6523
21	Direct and Indirect Subsidiaries of Bank of America Corporation As of December 31, 2021	1
22	Subsidiary Issuers of Guaranteed Securities		10-Q	22	10/29/21	1-6523
23	Consent of PricewaterhouseCoopers LLP	1
24	Power of Attorney	1
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1
101.INS	Inline XBRL Instance Document	3
101.SCH	Inline XBRL Taxonomy Extension Schema Document	1
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	1
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	1
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	1
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	1
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1) Filed Herewith.
(2) Exhibit is a management contract or compensatory plan or arrangement.
(3) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Item 16. Form 10-K Summary
Not applicable.

177 Bank of America

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 22, 2022

Bank of America Corporation

By:	/s/ Brian T. Moynihan
Brian T. Moynihan
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian T. Moynihan	Chief Executive Officer, President, Chair and Director (Principal Executive Officer)	February 22, 2022
Brian T. Moynihan

*/s/ Alastair M. Borthwick	Chief Financial Officer (Principal Financial Officer)	February 22, 2022
Alastair M. Borthwick

*/s/ Rudolf A. Bless	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2022
Rudolf A. Bless

*/s/ Sharon L. Allen	Director	February 22, 2022
Sharon L. Allen

*/s/ Susan S. Bies	Director	February 22, 2022
Susan S. Bies

*/s/ Frank P. Bramble, Sr.	Director	February 22, 2022
Frank P. Bramble, Sr.

*/s/ Pierre J. P. de Weck	Director	February 22, 2022
Pierre J. P. de Weck

*/s/ Arnold W. Donald	Director	February 22, 2022
Arnold W. Donald

*/s/ Linda P. Hudson	Director	February 22, 2022
Linda P. Hudson

*/s/ Monica C. Lozano	Director	February 22, 2022
Monica C. Lozano

*/s/ Thomas J. May	Director	February 22, 2022
Thomas J. May

*/s/ Lionel L. Nowell, III	Director	February 22, 2022
Lionel L. Nowell, III

Bank of America 178

	Signature	Title	Date

	*/s/ Denise L. Ramos	Director	February 22, 2022
Denise L. Ramos

	*/s/ Clayton S. Rose	Director	February 22, 2022
Clayton S. Rose

	*/s/ Michael D. White	Director	February 22, 2022
Michael D. White

	*/s/ Thomas D. Woods	Director	February 22, 2022
Thomas D. Woods

	*/s/ R. David Yost	Director	February 22, 2022
R. David Yost

	*/s/ Maria T. Zuber	Director	February 22, 2022
Maria T. Zuber

*By	/s/ Ross E. Jeffries, Jr.
Ross E. Jeffries, Jr. Attorney-in-Fact

179 Bank of America