Form 10-Q
period 2022-03-31
BANK OF AMERICA CORP /DE/
filed 2022-04-29
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
Yes ☐ No ☑
On April 28, 2022, there were 8,056,881,363 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation and Subsidiaries
March 31, 2022
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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of the Corporation’s 2021 Annual Report on Form 10-K and in any of the Corporation’s subsequent Securities and Exchange Commission filings: the Corporation’s potential judgments, orders, settlements, penalties, fines and reputational damage resulting from pending or future litigation and regulatory investigations, proceedings and enforcement actions, including as a result of our participation in and execution of government programs related to the Coronavirus Disease 2019 (COVID-19) pandemic, such as the processing of unemployment benefits for California and certain other states; the possibility that the Corporation's future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, and regulatory and government actions; the possibility that the Corporation could face increased claims from one or more parties involved in mortgage securitizations; the Corporation's ability to resolve representations and warranties repurchase and related claims; the risks related to the discontinuation of the London Interbank Offered Rate and other reference rates, including increased expenses and litigation and the effectiveness of hedging strategies; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of U.S.
and global interest rates, inflation, currency exchange rates, economic conditions, trade policies and tensions, including tariffs, and potential geopolitical instability; the impact of the interest rate and inflationary environment on the Corporation’s business, financial condition and results of operations; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on the economic recovery and our business; potential losses related to the Corporation’s concentration of credit risk; the Corporation's ability to achieve its expense targets and expectations regarding revenue, net interest income, provision for credit losses, net charge-offs, effective tax rate, loan growth or other projections; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements, stress capital buffer requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of changes in or interpretations of income tax laws and regulations; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including, but not limited to, recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards, derivatives regulations and the Coronavirus Aid, Relief, and Economic Security Act and any similar or related rules and regulations; a failure or disruption in or breach of the Corporation’s operational or security systems or infrastructure, or those of third parties, including as a result of cyberattacks or campaigns; the risks related to the transition and physical impacts of climate change; our ability to achieve environmental, social and governance goals and commitments or the impact of any changes in the Corporation’s sustainability strategy or commitments generally; the impact of any future federal government shutdown and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary or regulatory policy; the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the COVID-19 pandemic and its impact on the U.S. and/or global financial market conditions and our business, results of operations, financial condition and prospects; the impact of

Bank of America 2

natural disasters, extreme weather events, military conflict (including the Russia/Ukraine conflict and potential geopolitical consequences), terrorism or other geopolitical events; and other matters.
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
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At March 31, 2022, the Corporation had $3.2 trillion in assets and a headcount of approximately 208,000 employees.
As of March 31, 2022, we served clients through operations across the U.S., its territories and approximately 35 countries. Our retail banking footprint covers all major markets in the U.S., and we serve approximately 67 million consumer and small business clients with approximately 4,100 retail financial centers, approximately 16,000 ATMs, and leading digital banking platforms (www.bankofamerica.com) with approximately 42 million active users, including approximately 34 million active mobile users. We offer industry-leading support to approximately three million small business households. Our GWIM businesses, with client balances of $3.7 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
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
Recent Developments
Russia/Ukraine Conflict
Due to the Russia/Ukraine conflict, there has been significant volatility in financial markets and commodities markets. In addition, multiple jurisdictions have implemented various economic sanctions on select Russian government and military leaders, financial institutions, business leaders and the Central Bank of Russia. The government of Russia has also implemented economic sanctions on certain non-Russian institutions and prevented outflows of selected currencies from Russia.
At March 31, 2022, our direct net country exposure to Russia was $759 million, which primarily consisted of outstanding loans and leases totaling $679 million. All of our loans to Russian counterparties have been downgraded and reported as reservable criticized exposure, with their expected credit losses incorporated into our estimate of the allowance for credit losses. At March 31, 2022, our net country exposure to Ukraine was not significant. For more information on our Russian exposure, see Credit Risk Management on page 25.
While the Corporation’s direct exposure to Russia is limited, the potential duration and impact of the Russia/Ukraine conflict and sanctions regime, including the impact of future sanctions, on global markets, institutions and macroeconomic conditions generally, as well as other future possible geopolitical consequences arising from the current conflict, remain uncertain. Episodes of economic and market volatility and pressure on supply chains and inflation may continue to occur and could worsen if the conflict persists or increases in severity. As a result, the Corporation's businesses, results of operations and financial position could be adversely affected by any of these factors directly or indirectly arising from the Russia/Ukraine conflict. For more information on the risks related to the Russia/Ukraine conflict, see the Market and Geopolitical sections within Item 1A. Risk Factors of the Corporation’s 2021 Annual Report on Form 10-K.
Capital Management
On April 27, 2022, the Corporation announced that the Board of Directors (the Board) declared a quarterly cash common stock dividend of $0.21 per share, payable on June 24, 2022 to shareholders of record as of June 3, 2022.
For more information on our capital resources, see Capital Management on page 18.

3 Bank of America

LIBOR and Other Benchmark Rates
Immediately after December 31, 2021, ICE Benchmark Administration (IBA) ceased publishing British Pound Sterling (GBP), Euro, Swiss Franc, and Japanese Yen (JPY) London Interbank Offered Rate (LIBOR) settings and one-week and two-month U.S. dollar (USD) LIBOR settings. However, certain GBP and JPY LIBOR settings that became no longer representative of the underlying market that such rates sought to measure are being published using a modified calculation (i.e., on a “synthetic” basis). The remaining USD LIBOR settings (i.e., overnight, one month, three month, six month and 12 month) will cease or become non-representative immediately after June 30, 2023.
The Corporation continues to execute its enterprise-wide transition program with respect to Interbank Offered Rates. The Corporation has ceased entering into new contracts that use USD LIBOR as a reference rate, subject to certain exceptions permitted under the supervisory guidance issued by the Federal Reserve, the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC). The Corporation also continues to monitor a variety of market scenarios as part of its transition efforts, including risks associated with insufficient preparation by individual market participants or the overall market ecosystem, ability of market participants to transition away from impacted benchmarks, and access and demand by clients and market participants to liquidity in certain products, including LIBOR products.
As previously disclosed, the Corporation has remediated a significant majority of its notional contractual exposure to LIBOR products referencing USD LIBOR settings ceasing or becoming non-representative immediately after June 30, 2023 (i.e., updated to include fallback provisions to alternative reference rates (ARRs), e.g., the Secured Overnight Financing Rate for USD LIBOR, based on market-driven protocols, regulatory guidance, and industry-recommended fallback provisions and related mechanisms). The remaining non-remediated USD LIBOR exposure, a majority of which is made up of derivatives and commercial loans, represents a small minority of outstanding USD LIBOR notional contractual exposure of the Corporation and will require active dialogue with clients to modify the contracts. For any residual exposures after June 2023 that continue to have no fallback provisions, the Corporation is assessing and planning to leverage relevant contractual and statutory solutions, including the Adjustable Interest Rate (LIBOR) Act, enacted in March 2022 at the federal level in the U.S., and other relevant legislation, to transition such exposure to ARRs.
For more information on the expected replacement of LIBOR and other benchmark rates, see Executive Summary – Recent Developments – LIBOR and Other Benchmark Rates in the MD&A and Item 1A. Risk Factors – Other of the Corporation’s 2021 Annual Report on Form 10-K.
Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data

	Three Months Ended March 31
(Dollars in millions, except per share information)	2022	2021
Income statement
Net interest income	$11,572	$10,197
Noninterest income	11,656	12,624
Total revenue, net of interest expense	23,228	22,821
Provision for credit losses	30	(1,860)
Noninterest expense	15,319	15,515
Income before income taxes	7,879	9,166
Income tax expense	812	1,116
Net income	7,067	8,050
Preferred stock dividends	467	490
Net income applicable to common shareholders	$6,600	$7,560

Per common share information
Earnings	$0.81	$0.87
Diluted earnings	0.80	0.86
Dividends paid	0.21	0.18
Performance ratios
Return on average assets (1)	0.89%	1.13%
Return on average common shareholders’ equity (1)	11.02	12.28
Return on average tangible common shareholders’ equity (2)	15.51	17.08
Efficiency ratio (1)	65.95	67.98
	March 31 2022	December 31 2021

Balance sheet
Total loans and leases	$993,145	$979,124
Total assets	3,238,223	3,169,495
Total deposits	2,072,409	2,064,446
Total liabilities	2,971,606	2,899,429
Total common shareholders’ equity	239,480	245,358
Total shareholders’ equity	266,617	270,066
(1)For definitions, see Key Metrics on page 92.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most closely related financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 43.
Net income was $7.1 billion, or $0.80 per diluted share, for the three months ended March 31, 2022 compared to $8.1 billion, or $0.86 per diluted share, for the same period in 2021. The decrease in net income was primarily due to an increase in the provision for credit losses and lower noninterest income, partially offset by higher net interest income and lower noninterest expense.
Total assets increased $68.7 billion from December 31, 2021 to $3.2 trillion primarily due to higher trading account assets and federal funds sold and securities borrowed under agreements to resell to support Global Markets client activity, as well as loan growth.

Bank of America 4

Total liabilities increased $72.2 billion from December 31, 2021 to $3.0 trillion primarily driven by an increase in federal funds purchased and securities loaned under agreements to repurchase, accrued expenses and other liabilities and trading account liabilities due to increased activity in Global Markets.
Shareholders’ equity decreased $3.4 billion from December 31, 2021 primarily due to market value decreases on derivatives and debt securities and returns of capital to shareholders through common stock repurchases and common and preferred stock dividends, partially offset by net income and the issuance of preferred stock.
Net Interest Income
Net interest income increased $1.4 billion to $11.6 billion for the three months ended March 31, 2022 compared to the same period in 2021. Net interest yield on a fully taxable-equivalent (FTE) basis increased 1 basis point (bp) to 1.69 percent. The increase in net interest income was primarily driven by the deployment of cash from deposit inflows into debt securities, loan growth and lower premium amortization, partially offset by a decrease in the acceleration of net capitalized loan fees due to Paycheck Protection Program (PPP) loan forgiveness. For more information on net interest yield and the FTE basis, see Supplemental Financial Data on page 5, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 41.
Noninterest Income

Table 2	Noninterest Income

		Three Months Ended March 31
(Dollars in millions)		2022	2021
Fees and commissions:
Card income		$1,403	$1,435
Service charges		1,833	1,792
Investment and brokerage services		4,292	4,063
Investment banking fees		1,457	2,246
Total fees and commissions		8,985	9,536
Market making and similar activities		3,238	3,529
Other income		(567)	(441)
Total noninterest income		$11,656	$12,624
Noninterest income decreased $968 million to $11.7 billion for the three months ended March 31, 2022 compared to the same period in 2021. The following highlights the significant changes.
●    Investment and brokerage services increased $229 million primarily driven by the impacts of higher market valuations and assets under management (AUM) flows, partially offset by declines in AUM pricing.
●    Investment banking fees decreased $789 million primarily driven by lower equity issuance and debt issuance fees, partially offset by higher advisory fees.
●    Market making and similar activities decreased $291 million primarily driven by a weaker performance in Fixed Income, Currencies and Commodities (FICC). The decrease was due to gains in commodities in the prior-year period for a weather-related event and a weaker trading environment for credit products in the current-year period, partially offset by improved performance across macro products, increased client activity and a strong trading performance in Equity derivatives.
●    Other income decreased $126 million primarily due to certain valuation adjustments.

Provision for Credit Losses
The provision for credit losses increased $1.9 billion to $30 million for the three months ended March 31, 2022 compared to a benefit of $1.9 billion in the same period in 2021. The increase was primarily due to asset quality improvement offset by a reserve build related to Russian exposure and loan growth, compared to the impact of the improved macroeconomic outlook in the prior-year period. For more information on the provision for credit losses, see Allowance for Credit Losses on page 37.
Noninterest Expense

Table 3	Noninterest Expense

		Three Months Ended March 31
(Dollars in millions)		2022	2021
Compensation and benefits		$9,482	$9,736
Occupancy and equipment		1,760	1,830
Information processing and communications		1,540	1,425
Product delivery and transaction related		933	977
Marketing		397	371
Professional fees		450	403
Other general operating		757	773
Total noninterest expense		$15,319	$15,515
Noninterest expense decreased $196 million to $15.3 billion for the three months ended March 31, 2022 compared to the same period in 2021. The prior-year period included the acceleration of expenses due to incentive compensation award changes and an impairment charge for real estate rationalization. In addition, the current-year period included lower net Coronavirus Disease 2019 (COVID-19) costs, partially offset by continued investment in the business.
Income Tax Expense

Table 4	Income Tax Expense

		Three Months Ended March 31
(Dollars in millions)		2022	2021
Income before income taxes		$7,879	$9,166
Income tax expense		812	1,116
Effective tax rate		10.3%	12.2%
The effective tax rates for the three months ended March 31, 2022 and 2021 were primarily driven by our recurring tax preference benefits that mainly consist of tax credits from ESG investments in affordable housing and renewable energy. Absent the ESG tax credits, the effective tax rates would have been approximately 24 percent and 23 percent, respectively.
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

5 Bank of America

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
We may present certain key performance indicators and ratios excluding certain items (e.g., debit valuation adjustment (DVA) gains (losses)), which result in non-GAAP financial measures. We believe that the presentation of measures that exclude these items is useful because such measures provide additional information to assess the underlying operational performance and trends of our businesses and to allow better comparison of period-to-period operating performance.
We also evaluate our business based on certain ratios that utilize tangible equity, a non-GAAP financial measure. Tangible equity represents shareholders’ equity or common shareholders’ equity reduced by goodwill and intangible assets (excluding mortgage servicing rights (MSRs)), net of related deferred tax liabilities (“adjusted” shareholders’ equity or common shareholders’ equity). These measures are used to evaluate our use of equity. In addition, profitability, relationship and investment models use both return on average tangible common shareholders’ equity and return on average tangible shareholders’ equity as key measures to support our overall growth objectives. These ratios are:
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
The aforementioned supplemental data and performance measures are presented in Table 5 on page 7.
For more information on the reconciliation of these non-GAAP financial measures to the corresponding GAAP financial measures, see Non-GAAP Reconciliations on page 43.
Key Performance Indicators
We present certain key financial and nonfinancial performance indicators (key performance indicators) that management uses when assessing our consolidated and/or segment results. We believe they are useful to investors because they provide additional information about our underlying operational performance and trends. These key performance indicators (KPIs) may not be defined or calculated in the same way as similar KPIs used by other companies. For information on how these metrics are defined, see Key Metrics on page 92.
Our consolidated key performance indicators, which include various equity and credit metrics, are presented in Table 1 on page 4 and Table 5 on page 7.
For information on key segment performance metrics, see Business Segment Operations on page 9.

Bank of America 6

Table 5	Selected Quarterly Financial Data

	2022 Quarter	2021 Quarters
(In millions, except per share information)	First	Fourth	Third	Second	First
Income statement
Net interest income	$11,572	$11,410	$11,094	$10,233	$10,197
Noninterest income	11,656	10,650	11,672	11,233	12,624
Total revenue, net of interest expense	23,228	22,060	22,766	21,466	22,821
Provision for credit losses	30	(489)	(624)	(1,621)	(1,860)
Noninterest expense	15,319	14,731	14,440	15,045	15,515
Income before income taxes	7,879	7,818	8,950	8,042	9,166
Income tax expense	812	805	1,259	(1,182)	1,116
Net income	7,067	7,013	7,691	9,224	8,050
Net income applicable to common shareholders	6,600	6,773	7,260	8,964	7,560
Average common shares issued and outstanding	8,136.8	8,226.5	8,430.7	8,620.8	8,700.1
Average diluted common shares issued and outstanding	8,202.1	8,304.7	8,492.8	8,735.5	8,755.6
Performance ratios
Return on average assets (1)	0.89%	0.88%	0.99%	1.23%	1.13%
Four-quarter trailing return on average assets (2)	0.99	1.05	1.04	0.97	0.79
Return on average common shareholders’ equity (1)	11.02	10.90	11.43	14.33	12.28
Return on average tangible common shareholders’ equity (3)	15.51	15.25	15.85	19.90	17.08
Return on average shareholders’ equity (1)	10.64	10.27	11.08	13.47	11.91
Return on average tangible shareholders’ equity (3)	14.40	13.87	14.87	18.11	16.01
Total ending equity to total ending assets	8.23	8.52	8.83	9.15	9.23
Total average equity to total average assets	8.40	8.56	8.95	9.11	9.52
Dividend payout (1)	25.86	25.33	24.10	17.25	20.68
Per common share data
Earnings	$0.81	$0.82	$0.86	$1.04	$0.87
Diluted earnings	0.80	0.82	0.85	1.03	0.86
Dividends paid	0.21	0.21	0.21	0.18	0.18
Book value (1)	29.70	30.37	30.22	29.89	29.07
Tangible book value (3)	20.99	21.68	21.69	21.61	20.90
Market capitalization	$332,320	$359,383	$349,841	$349,925	$332,337
Average balance sheet
Total loans and leases	$977,793	$945,062	$920,509	$907,900	$907,723
Total assets	3,207,702	3,164,118	3,076,452	3,015,113	2,879,221
Total deposits	2,045,811	2,017,223	1,942,705	1,888,834	1,805,747
Long-term debt	246,042	248,525	248,988	232,034	220,836
Common shareholders’ equity	242,865	246,519	252,043	250,948	249,648
Total shareholders’ equity	269,309	270,883	275,484	274,632	274,047
Asset quality
Allowance for credit losses (4)	$13,483	$13,843	$14,693	$15,782	$17,997
Nonperforming loans, leases and foreclosed properties (5)	4,778	4,697	4,831	5,031	5,299
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.23%	1.28%	1.43%	1.55%	1.80%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	262	271	279	287	313
Net charge-offs	$392	$362	$463	$595	$823
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.16%	0.15%	0.20%	0.27%	0.37%
Capital ratios at period end (6)
Common equity tier 1 capital	10.4%	10.6%	11.1%	11.5%	11.8%
Tier 1 capital	12.0	12.1	12.6	13.0	13.3
Total capital	14.0	14.1	14.7	15.1	15.6
Tier 1 leverage	6.3	6.4	6.6	6.9	7.2
Supplementary leverage ratio	5.4	5.5	5.6	5.9	7.0
Tangible equity (3)	6.2	6.4	6.7	7.0	7.0
Tangible common equity (3)	5.3	5.7	5.9	6.2	6.2
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets	27.2%	26.9%	27.7%	27.7%	26.8%
Total loss-absorbing capacity to supplementary leverage exposure	12.2	12.1	12.4	12.5	14.1
Eligible long-term debt to risk-weighted assets	14.4	14.1	14.4	14.1	13.0
Eligible long-term debt to supplementary leverage exposure	6.5	6.3	6.4	6.3	6.8
(1)For definitions, see Key Metrics on page 92.
(2)Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.
(3)Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 5 and Non-GAAP Reconciliations on page 43.
(4)Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.
(5)Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 30 and corresponding Table 24 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 34 and corresponding Table 31.
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 18.

7 Bank of America

Table 6	Quarterly Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	First Quarter 2022			First Quarter 2021
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$244,971	$86	0.14%	$278,098	$29	0.04%
Time deposits placed and other short-term investments	9,253	12	0.52	8,742	4	0.18
Federal funds sold and securities borrowed or purchased under agreements to resell (2)	299,404	(7)	(0.01)	249,985	(7)	(0.01)
Trading account assets	151,969	1,096	2.92	145,089	885	2.47
Debt securities	975,656	3,838	1.58	788,638	2,745	1.41
Loans and leases (3)
Residential mortgage	223,979	1,525	2.73	219,005	1,529	2.80
Home equity	27,784	220	3.21	33,634	281	3.38
Credit card	78,409	1,940	10.03	74,165	1,947	10.65
Direct/Indirect and other consumer	104,632	579	2.25	91,430	559	2.48
Total consumer	434,804	4,264	3.96	418,234	4,316	4.17
U.S. commercial	346,510	2,127	2.49	322,010	2,051	2.58
Non-U.S. commercial	118,767	504	1.72	90,904	409	1.83
Commercial real estate (4)	63,065	387	2.49	59,736	365	2.48
Commercial lease financing	14,647	106	2.92	16,839	132	3.15
Total commercial	542,989	3,124	2.33	489,489	2,957	2.45
Total loans and leases	977,793	7,388	3.06	907,723	7,273	3.24
Other earning assets	120,798	587	1.97	103,650	577	2.26
Total earning assets	2,779,844	13,000	1.89	2,481,925	11,506	1.87
Cash and due from banks	28,082			33,925
Other assets, less allowance for loan and lease losses	399,776			363,371
Total assets	$3,207,702			$2,879,221
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$1,001,184	$80	0.03%	$889,793	$77	0.04%
Time and savings deposits	163,981	40	0.10	158,575	51	0.13
Total U.S. interest-bearing deposits	1,165,165	120	0.04	1,048,368	128	0.05
Non-U.S. interest-bearing deposits	81,879	44	0.22	81,966	5	0.02
Total interest-bearing deposits	1,247,044	164	0.05	1,130,334	133	0.05
Federal funds purchased and securities loaned or sold under agreements to repurchase (5)	217,152	79	0.15	193,325	111	0.23
Short-term borrowings and other interest-bearing liabilities (2, 5)	126,454	(191)	(0.61)	99,911	(190)	(0.77)
Trading account liabilities	64,240	364	2.30	42,923	246	2.32
Long-term debt	246,042	906	1.50	220,836	898	1.65
Total interest-bearing liabilities	1,900,932	1,322	0.28	1,687,329	1,198	0.29
Noninterest-bearing sources
Noninterest-bearing deposits	798,767			675,413
Other liabilities (6)	238,694			242,432
Shareholders’ equity	269,309			274,047
Total liabilities and shareholders’ equity	$3,207,702			$2,879,221
Net interest spread			1.61%			1.58%
Impact of noninterest-bearing sources			0.08			0.10
Net interest income/yield on earning assets (7)		$11,678	1.69%		$10,308	1.68%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 41.
(2)For more information on negative interest, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
(3)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(4)Includes U.S. commercial real estate loans of $58.5 billion and $56.6 billion, and non-U.S. commercial real estate loans of $4.5 billion and $3.1 billion for the first quarter of 2022 and 2021.
(5)Certain prior-period amounts have been reclassified to conform to current period presentation.
(6)Includes $30.2 billion and $31.3 billion of structured notes and liabilities for the first quarter of 2022 and 2021.
(7)Net interest income includes FTE adjustments of $106 million and $111 million for the first quarter of 2022 and 2021.

Bank of America 8

Business Segment Operations
Segment Description and Basis of Presentation
We report our results of operations through four business segments: Consumer Banking, GWIM, Global Banking and Global Markets, with the remaining operations recorded in All Other. We manage our segments and report their results on an FTE basis. For more information, see Business Segment Operations in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
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
For more information on our presentation of financial information on an FTE basis, see Supplemental Financial Data on page 5, and for reconciliations to consolidated total revenue, net income and period-end total assets, see Note 17 – Business Segment Information to the Consolidated Financial Statements.
Key Performance Indicators
We present certain key financial and nonfinancial performance indicators that management uses when evaluating segment results. We believe they are useful to investors because they provide additional information about our segments’ operational performance, customer trends and business growth.
Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
	Three Months Ended March 31
(Dollars in millions)	2022	2021	2022	2021	2022	2021	% Change
Net interest income	$4,052	$3,278	$2,628	$2,642	$6,680	$5,920	13%
Noninterest income:
Card income	(8)	(5)	1,193	1,194	1,185	1,189	—
Service charges	843	830	1	1	844	831	2
All other income	68	73	36	56	104	129	(19)
Total noninterest income	903	898	1,230	1,251	2,133	2,149	(1)
Total revenue, net of interest expense	4,955	4,176	3,858	3,893	8,813	8,069	9

Provision for credit losses	73	74	(125)	(691)	(52)	(617)	(92)
Noninterest expense	3,008	3,209	1,913	1,922	4,921	5,131	(4)
Income before income taxes	1,874	893	2,070	2,662	3,944	3,555	11
Income tax expense	459	219	507	652	966	871	11
Net income	$1,415	$674	$1,563	$2,010	$2,978	$2,684	11

Effective tax rate (1)					24.5%	24.5%

Net interest yield	1.56%	1.46%	3.79%	3.74%	2.48	2.51
Return on average allocated capital	44	23	23	31	30	28
Efficiency ratio	60.71	76.87	49.58	49.34	55.84	63.59

Balance Sheet
	Three Months Ended March 31
Average	2022	2021	2022	2021	2022	2021	% Change
Total loans and leases	$4,215	$4,607	$279,853	$286,284	$284,068	$290,891	(2)%
Total earning assets (2)	1,050,490	912,135	281,255	286,720	1,092,742	957,112	14
Total assets (2)	1,084,343	950,803	287,660	290,709	1,133,001	999,769	13
Total deposits	1,050,247	917,319	5,853	6,818	1,056,100	924,137	14
Allocated capital	13,000	12,000	27,000	26,500	40,000	38,500	4

Period end	March 31 2022	December 31 2021	March 31 2022	December 31 2021	March 31 2022	December 31 2021	% Change
Total loans and leases	$4,165	$4,206	$282,157	$282,305	$286,322	$286,511	—%
Total earning assets (2)	1,083,664	1,048,009	284,069	282,850	1,125,963	1,090,331	3
Total assets (2)	1,117,241	1,082,449	290,972	289,220	1,166,443	1,131,142	3
Total deposits	1,082,885	1,049,085	6,055	5,910	1,088,940	1,054,995	3
(1)Estimated at the segment level only.
(2)In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.

9 Bank of America

Consumer Banking, comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. For more information about Consumer Banking, see Business Segment Operations in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
Consumer Banking Results
Net income for Consumer Banking increased $294 million to $3.0 billion during the three months ended March 31, 2022 compared to the same period in 2021 due to higher revenue and lower noninterest expense, partially offset by a lower benefit in the provision for credit losses. Net interest income increased $760 million to $6.7 billion primarily due to the benefit of higher deposit balances and the allocation of asset and liability management (ALM) results, partially offset by a decrease in the acceleration of net capitalized loan fees due to PPP loan forgiveness. Noninterest income decreased $16 million to $2.1 billion primarily driven by changes to overdraft services, lower mortgage banking income, the allocation of ALM results and lower card income, partially offset by higher other service charges due to increased client activity.
The benefit in the provision for credit losses decreased $565 million to $52 million primarily due to the impact of the improved macroeconomic outlook in the prior-year period. Noninterest expense decreased $210 million to $4.9 billion primarily driven by an impairment charge for real estate rationalization in the prior-year period, partially offset by continued investments for business growth and increased client activity.
The return on average allocated capital was 30 percent, up from 28 percent, driven by higher net income, partially offset by an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 9.
Deposits
Net income for Deposits increased $741 million to $1.4 billion due to higher revenue and lower noninterest expense. Net interest income increased $774 million to $4.1 billion primarily due to the allocation of ALM results and the benefit of higher deposit balances. Noninterest income increased $5 million to $903 million primarily driven by higher other service charges due to increased client activity and investment and brokerage fees, largely offset by changes to overdraft services and the allocation of ALM results.
Noninterest expense decreased $201 million to $3.0 billion primarily driven by an impairment charge for real estate rationalization in the prior-year period, partially offset by continued investments for business growth and increased client activity.
Average deposits increased $132.9 billion to $1.1 trillion primarily due to net inflows of $79.1 billion in checking and $51.1 billion in money market savings largely driven by strong organic growth.
The table below provides key performance indicators for Deposits. Management uses these metrics, and we believe they are useful to investors because they provide additional information to evaluate our deposit profitability and digital/mobile trends.

Key Statistics – Deposits

	Three Months Ended March 31
	2022	2021
Total deposit spreads (excludes noninterest costs) (1)	1.65%	1.73%

Period End
Consumer investment assets (in millions) (2)	$357,593	$324,479
Active digital banking users (in thousands) (3)	42,269	40,286
Active mobile banking users (in thousands) (4)	33,589	31,487
Financial centers	4,056	4,324
ATMs	15,959	16,905
(1)Includes deposits held in Consumer Lending.
(2)Includes client brokerage assets, deposit sweep balances and AUM in Consumer Banking.
(3)Represents mobile and/or online active users over the past 90 days.
(4)Represents mobile active users over the past 90 days.
Consumer investment assets increased $33.1 billion to $357.6 billion driven by client flows and market performance. Active mobile banking users increased approximately two million, reflecting continuing changes in our customers’ banking preferences. We had a net decrease of 268 financial centers and 946 ATMs as we continue to optimize our consumer banking network.

Bank of America 10

Consumer Lending
Net income for Consumer Lending decreased $447 million to $1.6 billion primarily due to a lower benefit in the provision for credit losses. Net interest income declined $14 million to $2.6 billion primarily due to a decrease in the acceleration of net capitalized loan fees due to PPP loan forgiveness, largely offset by the allocation of ALM results. Noninterest income decreased $21 million to $1.2 billion primarily driven by lower mortgage banking income.
The benefit in the provision for credit losses decreased $566 million to $125 million primarily due to the impact of the improved macroeconomic outlook in the prior-year period.
Average loans decreased $6.4 billion to $279.9 billion primarily driven by a decline in PPP loans, partially offset by an increase in credit card loans.
The table below provides key performance indicators for Consumer Lending. Management uses these metrics, and we believe they are useful to investors because they provide additional information about loan growth and profitability.

Key Statistics – Consumer Lending

	Three Months Ended March 31
(Dollars in millions)	2022	2021
Total credit card (1)
Gross interest yield (2)	9.90%	10.52%
Risk-adjusted margin (3)	10.40	9.29
New accounts (in thousands)	977	674
Purchase volumes	$80,914	$64,591
Debit card purchase volumes	$117,584	$107,907
(1)Includes GWIM's credit card portfolio.
(2)Calculated as the effective annual percentage rate divided by average loans.
(3)Calculated as the difference between total revenue, net of interest expense, and net credit losses divided by average loans.

During the three months ended March 31, 2022, the total risk-adjusted margin increased 111 basis points (bps) compared to the same period in 2021 primarily driven by lower net credit losses, partially offset by lower net interest margin and lower fee income. Total credit card purchase volumes increased $16.3 billion to $80.9 billion as spending continued to recover, with improvements across all categories. Debit card purchase volumes increased $9.7 billion to $117.6 billion due to continued growth in spending.

Key Statistics – Loan Production (1)

	Three Months Ended March 31
(Dollars in millions)	2022	2021
Consumer Banking:
First mortgage	$8,116	$9,182
Home equity	1,725	410
Total (2):
First mortgage	$16,353	$15,233
Home equity	2,040	503
(1)The loan production amounts represent the unpaid principal balance of loans and, in the case of home equity, the principal amount of the total line of credit.
(2)In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations for Consumer Banking and the total Corporation decreased $1.1 billion and increased $1.1 billion during the three months ended March 31, 2022 compared to the same period in 2021 primarily driven by changes in demand.
Home equity production in Consumer Banking and the total Corporation increased $1.3 billion and $1.5 billion during the three months ended March 31, 2022 primarily driven by higher demand.

11 Bank of America

Global Wealth & Investment Management

	Three Months Ended March 31
(Dollars in millions)	2022	2021	% Change
Net interest income	$1,668	$1,331	25%
Noninterest income:
Investment and brokerage services	3,654	3,391	8
All other income	154	249	(38)
Total noninterest income	3,808	3,640	5
Total revenue, net of interest expense	5,476	4,971	10

Provision for credit losses	(41)	(65)	(37)
Noninterest expense	4,015	3,867	4
Income before income taxes	1,502	1,169	28
Income tax expense	368	286	29
Net income	$1,134	$883	28

Effective tax rate	24.5%	24.5%

Net interest yield	1.62	1.50
Return on average allocated capital	26	22
Efficiency ratio	73.31	77.79

Balance Sheet
	Three Months Ended March 31
Average	2022	2021	% Change
Total loans and leases	$210,937	$188,495	12%
Total earning assets	418,248	360,099	16
Total assets	431,040	372,594	16
Total deposits	384,902	326,370	18
Allocated capital	17,500	16,500	6

Period end	March 31 2022	December 31 2021	% Change
Total loans and leases	$214,273	$208,971	3%
Total earning assets	419,903	425,112	(1)
Total assets	433,122	438,275	(1)
Total deposits	385,288	390,143	(1)

GWIM consists of two primary businesses: Merrill Wealth Management and Bank of America Private Bank. For more information about GWIM, see Business Segment Operations in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
Net income for GWIM increased $251 million to $1.1 billion driven by higher revenue, partially offset by higher noninterest expense. The operating margin was 27 percent compared to 24 percent a year ago.
Net interest income increased $337 million to $1.7 billion driven by the benefits of deposit and loan growth.
Noninterest income, which primarily includes investment and brokerage services income, increased $168 million to $3.8 billion primarily due to the impacts of higher market valuations and positive AUM flows, partially offset by declines in AUM pricing.
Noninterest expense increased $148 million to $4.0 billion primarily driven by higher revenue-related incentives.
The return on average allocated capital was 26 percent, up from 22 percent, due to higher net income, partially offset by an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 9.
Average loans increased $22.4 billion to $210.9 billion primarily driven by securities-based lending, residential mortgage and custom lending. Average deposits increased $58.5 billion to $384.9 billion primarily driven by inflows from new and existing accounts.
Merrill Wealth Management revenue of $4.6 billion increased 10 percent primarily driven by higher asset management fees and the benefits of deposit and loan growth.
Bank of America Private Bank revenue of $887 million increased 13 percent driven by the benefits of deposit and loan growth and higher market valuations.

Bank of America 12

Key Indicators and Metrics

	Three Months Ended March 31
(Dollars in millions)	2022	2021
Revenue by Business
Merrill Wealth Management	$4,589	$4,185
Bank of America Private Bank	887	786
Total revenue, net of interest expense	$5,476	$4,971

Client Balances by Business, at period end
Merrill Wealth Management	$3,116,052	$2,922,770
Bank of America Private Bank	598,100	557,569
Total client balances	$3,714,152	$3,480,339

Client Balances by Type, at period end
Assets under management	$1,571,605	$1,467,487
Brokerage and other assets	1,592,802	1,535,424
Deposits	385,288	333,254
Loans and leases (1)	217,461	192,725
Less: Managed deposits in assets under management	(53,004)	(48,551)
Total client balances	$3,714,152	$3,480,339

Assets Under Management Rollforward
Assets under management, beginning of period	$1,638,782	$1,408,465
Net client flows	15,537	18,208
Market valuation/other	(82,714)	40,814
Total assets under management, end of period	$1,571,605	$1,467,487

Total wealth advisors, at period end (2)	18,571	19,808
(1)Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.
(2)Includes advisors across all wealth management businesses in GWIM and Consumer Banking.
Client Balances
Client balances increased $233.8 billion, or seven percent, to $3.7 trillion at March 31, 2022 compared to March 31, 2021. The increase in client balances was primarily due to positive client flows and higher market valuations.

13 Bank of America

Global Banking

	Three Months Ended March 31
(Dollars in millions)	2022	2021	% Change
Net interest income	$2,344	$1,980	18%
Noninterest income:
Service charges	886	847	5
Investment banking fees	880	1,172	(25)
All other income	1,084	634	71
Total noninterest income	2,850	2,653	7
Total revenue, net of interest expense	5,194	4,633	12

Provision for credit losses	165	(1,126)	n/m
Noninterest expense	2,683	2,782	(4)
Income before income taxes	2,346	2,977	(21)
Income tax expense	622	804	(23)
Net income	$1,724	$2,173	(21)

Effective tax rate	26.5%	27.0%

Net interest yield	1.68	1.56
Return on average allocated capital	16	21
Efficiency ratio	51.65	60.04

Balance Sheet
	Three Months Ended March 31
Average	2022	2021	% Change
Total loans and leases	$358,807	$330,107	9%
Total earning assets	566,277	515,880	10
Total assets	630,517	576,145	9
Total deposits	539,912	487,034	11
Allocated capital	44,500	42,500	5

Period end	March 31 2022	December 31 2021	% Change
Total loans and leases	$367,423	$352,933	4%
Total earning assets	558,639	574,583	(3)
Total assets	623,168	638,131	(2)
Total deposits	533,820	551,752	(3)
n/m = not meaningful
Global Banking, which includes Global Corporate Banking, Global Commercial Banking, Business Banking and Global Investment Banking, provides a wide range of lending-related products and services, integrated working capital management and treasury solutions, and underwriting and advisory services through our network of offices and client relationship teams. For more information about Global Banking, see Business Segment Operations in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
Net income for Global Banking decreased $449 million to $1.7 billion for the three months ended March 31, 2022 compared to the same period in 2021 driven by higher provision for credit losses, partially offset by higher revenue and lower noninterest expense.
Net interest income increased $364 million to $2.3 billion primarily due to the allocation of ALM results and the benefit of higher deposit and loan balances, partially offset by lower credit and deposit spreads.
Noninterest income increased $197 million to $2.9 billion driven by growth in ESG investment activities, partially offset by lower investment banking fees. In addition, the prior-year period included weather-related impairment charges on certain renewable energy investments.
The provision for credit losses increased $1.3 billion to $165 million primarily due to a reserve build driven by Russian exposure and loan growth compared to a benefit in the provision for credit losses of $1.1 billion in the prior-year period due to the improved macroeconomic outlook.
Noninterest expense decreased $99 million to $2.7 billion, as the prior-year period included an acceleration of expenses due to incentive compensation award changes, partially offset by continued investment in the business.
The return on average allocated capital was 16 percent, down from 21 percent, due to lower net income and higher allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 9.
Global Corporate, Global Commercial and Business Banking
The following table and discussion present a summary of the results, which exclude certain investment banking and PPP activities in Global Banking.

Bank of America 14

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Three Months Ended March 31
(Dollars in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Revenue
Business Lending	$1,060	$654	$993	$898	$58	$55	$2,111	$1,607
Global Transaction Services (1)	949	711	896	772	243	222	2,088	1,705
Total revenue, net of interest expense	$2,009	$1,365	$1,889	$1,670	$301	$277	$4,199	$3,312

Balance Sheet

Average
Total loans and leases	$166,994	$148,237	$177,483	$160,309	$12,837	$13,001	$357,314	$321,547
Total deposits (1)	257,903	229,925	223,741	203,777	58,268	53,309	539,912	487,011

Period end
Total loans and leases	$174,134	$148,914	$179,253	$155,842	$12,794	$12,813	$366,181	$317,569
Total deposits (1)	255,694	242,923	219,462	207,810	58,660	55,248	533,816	505,981
(1)Prior periods have been revised to conform to current-period presentation.
Business Lending revenue increased $504 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to ESG investment activities and the benefit of higher loan balances, partially offset by lower credit spreads. In addition, the prior-year period included weather-related impairment charges on certain renewable energy investments.
Global Transaction Services revenue increased $383 million driven by the allocation of ALM results and the benefit of higher deposit balances, partially offset by lower deposit spreads.
Average loans and leases increased 11 percent due to higher client demand. Average deposits increased 11 percent due to continued portfolio growth.
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

Investment Banking Fees

	Global Banking		Total Corporation
	Three Months Ended March 31
(Dollars in millions)	2022	2021	2022	2021
Products
Advisory	$439	$357	$473	$400
Debt issuance	359	423	831	988
Equity issuance	82	392	225	900
Gross investment banking fees	880	1,172	1,529	2,288
Self-led deals	(29)	(17)	(72)	(42)
Total investment banking fees	$851	$1,155	$1,457	$2,246
Total Corporation investment banking fees of $1.5 billion, which exclude self-led deals and are primarily included within Global Banking and Global Markets, decreased 35 percent for the three months ended March 31, 2022 compared to the same period in 2021 primarily driven by lower equity issuance and debt issuance fees, partially offset by higher advisory fees.

15 Bank of America

Global Markets

	Three Months Ended March 31
(Dollars in millions)	2022	2021	% Change
Net interest income	$993	$990	—%
Noninterest income:
Investment and brokerage services	545	560	(3)
Investment banking fees	582	981	(41)
Market making and similar activities	3,190	3,470	(8)
All other income	(18)	197	(109)
Total noninterest income	4,299	5,208	(17)
Total revenue, net of interest expense	5,292	6,198	(15)

Provision for credit losses	5	(5)	n/m
Noninterest expense	3,117	3,427	(9)
Income before income taxes	2,170	2,776	(22)
Income tax expense	575	722	(20)
Net income	$1,595	$2,054	(22)

Effective tax rate	26.5%	26.0%

Return on average allocated capital	15	22
Efficiency ratio	58.90	55.29

Balance Sheet
	Three Months Ended March 31
	2022	2021	% Change

Average
Trading-related assets:
Trading account securities	$301,285	$265,181	14%
Reverse repurchases	138,581	99,886	39
Securities borrowed	114,468	89,253	28
Derivative assets	41,820	47,469	(12)
Total trading-related assets	596,154	501,789	19
Total loans and leases	108,576	77,415	40
Total earning assets	610,926	495,324	23
Total assets	858,719	723,264	19
Total deposits	44,393	53,852	(18)
Allocated capital	42,500	38,000	12

Period end	March 31 2022	December 31 2021	% Change
Total trading-related assets	$616,811	$491,160	26%
Total loans and leases	110,037	114,846	(4)
Total earning assets	609,290	561,135	9
Total assets	883,304	747,794	18
Total deposits	43,371	46,374	(6)
n/m = not meaningful
Global Markets offers sales and trading services and research services to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. For more information about Global Markets, see Business Segment Operations in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
The following explanations for current period-over-period changes for Global Markets, including those disclosed under Sales and Trading Revenue, are the same for amounts including and excluding net DVA. Amounts excluding net DVA are a non-GAAP financial measure. For more information on net DVA, see Supplemental Financial Data on page 5.
Net income for Global Markets decreased $459 million to $1.6 billion for the three months ended March 31, 2022 compared to the same period in 2021. Net DVA gains were $69 million compared to losses of $2 million in 2021. Excluding net DVA, net income decreased $513 million to $1.5 billion. These decreases were primarily driven by lower revenue, partially offset by lower noninterest expense.
Revenue decreased $906 million to $5.3 billion primarily driven by lower investment banking fees and sales and trading revenue. Sales and trading revenue decreased $359 million, and excluding net DVA, decreased $430 million. These decreases were driven by lower revenue in FICC, partially offset by higher revenue in Equities.
Noninterest expense decreased $310 million to 3.1 billion primarily driven by the realignment of a liquidating business activity from Global Markets to All Other in the fourth quarter of 2021. In addition, the prior-year period included an acceleration of expenses from incentive compensation award changes.
Average total assets increased $135.5 billion to $858.7 billion for the three months ended March 31, 2022 compared to same period in 2021 driven by higher levels of inventory and loan growth in FICC as well as higher client balances in Equities. Period-end total assets increased $135.5 billion from December 31, 2021 to $883.3 billion driven by higher levels of inventory in FICC and increased hedging of client activity with stock positions relative to derivatives in Equities.

Bank of America 16

The return on average allocated capital was 15 percent, down from 22 percent, reflecting lower net income and an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 9.
Sales and Trading Revenue
For a description of sales and trading revenue, see Business Segment Operations in the MD&A of the Corporation’s 2021
Annual Report on Form 10-K. The table below and related discussion present sales and trading revenue, substantially all of which is in Global Markets, with the remainder in Global Banking. In addition, the following table and related discussion present sales and trading revenue, excluding net DVA, which is a non-GAAP financial measure. For more information on net DVA, see Supplemental Financial Data on page 5.

Sales and Trading Revenue (1, 2, 3)

	Three Months Ended March 31
(Dollars in millions)	2022	2021
Sales and trading revenue
Fixed income, currencies and commodities	$2,708	$3,242
Equities	2,011	1,836
Total sales and trading revenue	$4,719	$5,078

Sales and trading revenue, excluding net DVA (4)
Fixed income, currencies and commodities	$2,648	$3,251
Equities	2,002	1,829
Total sales and trading revenue, excluding net DVA	$4,650	$5,080
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $93 million and $73 million for the three months ended March 31, 2022 and 2021.
(3)    Includes Global Banking sales and trading revenue of $179 million and $104 million for the three months ended March 31, 2022 and 2021.
(4)    FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA gains (losses) were $60 million and $(9) million for the three months ended March 31, 2022 and 2021. Equities net DVA gains were $9 million and $7 million for the three months ended March 31, 2022 and 2021.
FICC revenue decreased $603 million for the three months ended March 31, 2022 compared to the same period in 2021 driven by gains in commodities in the prior-year period for a weather-related event and a weaker trading environment for credit products in the current-year period, partially offset by improved performance across macro products. Equities revenue increased $173 million driven by increased client activity and a strong trading performance in derivatives.
All Other

	Three Months Ended March 31
(Dollars in millions)	2022	2021	% Change
Net interest income	$(7)	$87	(108)%
Noninterest income (loss)	(1,434)	(1,026)	40
Total revenue, net of interest expense	(1,441)	(939)	53

Provision for credit losses	(47)	(47)	—
Noninterest expense	583	308	89
Loss before income taxes	(1,977)	(1,200)	65
Income tax benefit	(1,613)	(1,456)	11
Net income (loss)	$(364)	$256	n/m

Balance Sheet
	Three Months Ended March 31
Average	2022	2021	% Change
Total loans and leases	$15,405	$20,815	(26)%
Total assets (1)	154,425	207,449	(26)
Total deposits	20,504	14,354	43

Period end	March 31 2022	December 31 2021	% Change
Total loans and leases	$15,090	$15,863	(5)%
Total assets (1)	132,186	214,153	(38)
Total deposits	20,990	21,182	(1)
(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $1.2 trillion and $1.0 trillion for the three months ended March 31, 2022 and 2021, and period-end allocated assets were $1.2 trillion at both March 31, 2022 and December 31, 2021.
n/m = not meaningful

17 Bank of America

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
Net income decreased $620 million to a loss of $364 million due to lower revenue and higher noninterest expense.
Revenue decreased $502 million primarily due to higher partnership losses for ESG investments.
Noninterest expense increased $275 million primarily due to the realignment of a liquidating business activity from Global Markets to All Other in the fourth quarter of 2021.
The income tax benefit increased $157 million primarily reflecting increased tax preference benefits related to ESG investment activity. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.
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
Our risk appetite provides a common set of measures for senior management and the Board to clearly indicate the level of risk we are willing to take in alignment with our strategic and capital plans and ensure that the Corporation’s risk profile remains aligned with our risk appetite. Our risk appetite is formally articulated in the Risk Appetite Statement, which includes both qualitative components and quantitative limits that are reviewed and approved by the Board at least annually.
For more information about the Corporation’s risks related to the COVID-19 pandemic (the pandemic), see Item 1A. Risk Factors – Coronavirus Disease of the Corporation’s 2021 Annual Report on Form 10-K. These pandemic-related risks are being managed within our Risk Framework and supporting risk management programs.
For more information on our Risk Framework, our risk management activities and the key types of risk faced by the Corporation, see the Managing Risk section in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
Capital Management
The Corporation manages its capital position so that its capital is more than adequate to support its business activities and aligns with risk, risk appetite and strategic planning. For more information, including related regulatory requirements, see
Capital Management in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing the Comprehensive Capital Analysis and Review (CCAR) capital plan. Based on the results of our 2021 CCAR capital plan and related supervisory stress tests, we are subject to a 2.5 percent stress capital buffer (SCB) from October 1, 2021 through September 30, 2022. Our Common equity tier 1 (CET1) capital ratio under the Standardized approach must remain above 9.5 percent during this period in order to avoid restrictions on capital distributions and discretionary bonus payments. In April 2022, we submitted our 2022 CCAR capital plan and related supervisory stress tests. The Federal Reserve will disclose CCAR capital plan supervisory stress test results by June 30, 2022.
In October 2021, the Board renewed the Corporation’s $25 billion common stock repurchase program previously announced in April 2021. The Board’s authorization replaced the previous program. As with the April authorization, the Board also authorized common stock repurchases to offset shares awarded under the Corporation’s equity-based compensation plans. Pursuant to the Board’s authorizations, during the first quarter of 2022, we repurchased $2.6 billion of common stock, including repurchases to offset shares awarded under equity-based compensation plans.
The timing and amount of common stock repurchases are subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price, regulatory requirements and general market conditions, and may be suspended at any time. Such repurchases may be effected through open market purchases or privately negotiated transactions, including repurchase plans that satisfy the conditions of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (Exchange Act).
Regulatory Capital
As a financial services holding company, we are subject to regulatory capital rules, including Basel 3, issued by U.S. banking regulators. The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and risk-weighted assets (RWA) under both the Standardized and Advanced approaches. The approach that yields the lower ratio is used to assess capital adequacy, including under the PCA framework. As of March 31, 2022, the CET1, Tier 1 capital and Total capital ratios for the Corporation were lower under the Standardized approach.
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

Bank of America 18

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
The current SCB of 2.5 percent, which remains effective from October 1, 2021 through September 30, 2022, could change based on results of the 2022 CCAR capital plan and related supervisory stress tests that we submitted in April 2022.
The Corporation is also required to maintain a minimum supplementary leverage ratio (SLR) of 3.0 percent plus a leverage buffer of 2.0 percent in order to avoid certain restrictions on capital distributions and discretionary bonus payments. Our insured depository institution subsidiaries are required to maintain a minimum 6.0 percent SLR to be considered well capitalized under the PCA framework.
Capital Composition and Ratios
Table 7 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at March 31, 2022 and December 31, 2021. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Table 7	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	March 31, 2022
Risk-based capital metrics:
Common equity tier 1 capital	$169,874	$169,874
Tier 1 capital	197,007	197,007
Total capital (3)	229,186	222,481
Risk-weighted assets (in billions)	1,639	1,416
Common equity tier 1 capital ratio	10.4%	12.0%	9.5%
Tier 1 capital ratio	12.0	13.9	11.0
Total capital ratio	14.0	15.7	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,130	$3,130
Tier 1 leverage ratio	6.3%	6.3%	4.0

Supplementary leverage exposure (in billions)		$3,662
Supplementary leverage ratio		5.4%	5.0

	December 31, 2021
Risk-based capital metrics:
Common equity tier 1 capital	$171,759	$171,759
Tier 1 capital	196,465	196,465
Total capital (3)	227,592	220,616
Risk-weighted assets (in billions)	1,618	1,399
Common equity tier 1 capital ratio	10.6%	12.3%	9.5%
Tier 1 capital ratio	12.1	14.0	11.0
Total capital ratio	14.1	15.8	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,087	$3,087
Tier 1 leverage ratio	6.4%	6.4%	4.0

Supplementary leverage exposure (in billions)		$3,604
Supplementary leverage ratio		5.5%	5.0
(1)Capital ratios as of March 31, 2022 and December 31, 2021 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the current expected credit losses (CECL) accounting standard.
(2)The capital conservation buffer and G-SIB surcharge were 2.5 percent at both March 31, 2022 and December 31, 2021. At both March 31, 2022 and December 31, 2021, the Corporation's SCB of 2.5 percent was applied in place of the capital conservation buffer under the Standardized approach. The countercyclical capital buffer for both periods was zero. The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, our G-SIB surcharge of 2.5 percent and our SCB or the capital conservation buffer, as applicable, of 2.5 percent. The SLR regulatory minimum includes a leverage buffer of 2.0 percent.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.

19 Bank of America

At March 31, 2022, CET1 capital was $169.9 billion, a decrease of $1.9 billion from December 31, 2021, driven by common stock repurchases, dividends and increases in net unrealized losses on available-for-sale (AFS) debt securities included in accumulated other comprehensive income (OCI), partially offset by earnings. Tier 1 capital increased $542 million primarily driven by non-cumulative perpetual preferred stock issuances, partially offset by the same factors as CET1 capital. Total capital under the Standardized approach increased $1.6 billion primarily driven by the same factors driving the increase in Tier 1 capital, subordinated debt issuances and an increase in the adjusted allowance for credit losses included in Tier 2 capital. RWA under the Standardized approach, which yielded the lower CET1 capital ratio at March 31, 2022, increased $21.1 billion during the three months ended March 31, 2022 to $1,639 billion primarily due to loan growth and client activity in Global Markets. Supplementary leverage exposure at March 31, 2022 increased $58.1 billion primarily due to on and off-balance sheet growth in Global Markets. Table 8 shows the capital composition at March 31, 2022 and December 31, 2021.

Table 8	Capital Composition under Basel 3

(Dollars in millions)		March 31 2022	December 31 2021
Total common shareholders’ equity		$239,480	$245,358
CECL transitional amount (1)		1,881	2,508
Goodwill, net of related deferred tax liabilities		(68,641)	(68,641)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(7,843)	(7,743)
Intangibles, other than mortgage servicing rights, net of related deferred tax liabilities		(1,589)	(1,605)
Defined benefit pension plan net assets		(1,248)	(1,261)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		1,047	1,400
Accumulated net (gain) loss on certain cash flow hedges (2)		7,049	1,870
Other		(262)	(127)
Common equity tier 1 capital		169,874	171,759
Qualifying preferred stock, net of issuance cost		27,136	24,707
Other		(3)	(1)
Tier 1 capital		197,007	196,465
Tier 2 capital instruments		21,737	20,750
Qualifying allowance for credit losses (3)		11,000	10,534
Other		(558)	(157)
Total capital under the Standardized approach		229,186	227,592
Adjustment in qualifying allowance for credit losses under the Advanced approaches (3)		(6,705)	(6,976)
Total capital under the Advanced approaches		$222,481	$220,616
(1)December 31, 2021 includes the impact of the Corporation's adoption of the CECL accounting standard on January 1, 2020 and 25 percent of the increase in reserves since the initial adoption. March 31, 2022 includes 75 percent of the transition provision’s impact as of December 31, 2021.
(2)Includes amounts in accumulated other comprehensive income related to the hedging of items that are not recognized at fair value on the Consolidated Balance Sheet.
(3)Includes the impact of transition provisions related to the CECL accounting standard.

Table 9 shows the components of RWA as measured under Basel 3 at March 31, 2022 and December 31, 2021.

Table 9	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
(Dollars in billions)		March 31, 2022		December 31, 2021
Credit risk		$1,564	$917	$1,549	$913
Market risk		75	75	69	69
Operational risk		n/a	378	n/a	378
Risks related to credit valuation adjustments		n/a	46	n/a	39
Total risk-weighted assets		$1,639	$1,416	$1,618	$1,399
n/a = not applicable

Bank of America 20

Bank of America, N.A. Regulatory Capital
Table 10 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at March 31, 2022 and December 31, 2021. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 10	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	March 31, 2022
Risk-based capital metrics:
Common equity tier 1 capital	$179,640	$179,640
Tier 1 capital	179,640	179,640
Total capital (3)	192,230	185,789
Risk-weighted assets (in billions)	1,375	1,056
Common equity tier 1 capital ratio	13.1%	17.0%	7.0%
Tier 1 capital ratio	13.1	17.0	8.5
Total capital ratio	14.0	17.6	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,436	$2,436
Tier 1 leverage ratio	7.4%	7.4%	5.0

Supplementary leverage exposure (in billions)		$2,860
Supplementary leverage ratio		6.3%	6.0

	December 31, 2021
Risk-based capital metrics:
Common equity tier 1 capital	$182,526	$182,526
Tier 1 capital	182,526	182,526
Total capital (3)	194,773	188,091
Risk-weighted assets (in billions)	1,352	1,048
Common equity tier 1 capital ratio	13.5%	17.4%	7.0%
Tier 1 capital ratio	13.5	17.4	8.5
Total capital ratio	14.4	17.9	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,414	$2,414
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$2,824
Supplementary leverage ratio		6.5%	6.0
(1)Capital ratios as of March 31, 2022 and December 31, 2021 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the CECL accounting standard.
(2)Risk-based capital regulatory minimums at both March 31, 2022 and December 31, 2021 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Total loss-absorbing capacity (TLAC) consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments. Table 11 presents the Corporation's TLAC and long-term debt ratios and related information as of March 31, 2022 and December 31, 2021.

21 Bank of America

Table 11	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC (1)	Regulatory Minimum (2)	Long-term Debt	Regulatory Minimum (3)
(Dollars in millions)	March 31, 2022
Total eligible balance	$445,385		$236,828
Percentage of risk-weighted assets (4)	27.2%	22.0%	14.4%	8.5%
Percentage of supplementary leverage exposure	12.2	9.5	6.5	4.5

	December 31, 2021
Total eligible balance	$435,904		$227,714
Percentage of risk-weighted assets (4)	26.9%	22.0%	14.1%	8.5%
Percentage of supplementary leverage exposure	12.1	9.5	6.3	4.5
(1)As of March 31, 2022 and December 31, 2021, TLAC ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL.
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
(4)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of March 31, 2022 and December 31, 2021.

Regulatory Developments
For information on regulatory developments, see Capital Management – Regulatory Developments in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
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
BofAS provides institutional services, and in accordance with the alternative net capital requirements, is required to maintain tentative net capital in excess of $5.0 billion and net capital in excess of the greater of $1.0 billion or a certain percentage of its reserve requirement in addition to a certain percentage of securities-based swap risk margin. BofAS must also notify the SEC in the event its tentative net capital is less than $6.0 billion. BofAS is also required to hold a certain percentage of its customers' and affiliates' risk-based margin in order to meet its CFTC minimum net capital requirement. At March 31, 2022, BofAS had tentative net capital of $17.2 billion. BofAS also had regulatory net capital of $14.4 billion, which exceeded the minimum requirement of $4.0 billion.
MLPCC is a fully-guaranteed subsidiary of BofAS and provides clearing and settlement services as well as prime brokerage and arranged financing services for institutional clients. At March 31, 2022, MLPCC’s regulatory net capital of $7.7 billion exceeded the minimum requirement of $1.4 billion.
MLPF&S provides retail services. At March 31, 2022, MLPF&S' regulatory net capital was $6.0 billion, which exceeded the minimum requirement of $183 million.
Our European broker-dealers are subject to requirements from U.S. and non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to certain regulatory capital requirements. At March 31, 2022, MLI’s capital resources were $33.5 billion, which exceeded the minimum Pillar 1 requirement of $13.3 billion. BofASE, a French investment firm, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and is subject to certain regulatory capital requirements. At March 31, 2022, BofASE's capital resources were $7.6 billion, which exceeded the minimum Pillar 1 requirement of $3.3 billion.
In addition, MLI and BofASE became conditionally registered with the SEC as security-based swap dealers in the fourth quarter of 2021, and maintained net liquid assets at March 31, 2022 that exceeded the applicable minimum requirements under the Exchange Act.
Liquidity Risk
Funding and Liquidity Risk Management
Our primary liquidity risk management objective is to meet expected or unexpected cash flow and collateral requirements, including payments under long-term debt agreements, commitments to extend credit and customer deposit withdrawals, while continuing to support our businesses and customers under a range of economic conditions. To achieve that objective, we analyze and monitor our liquidity risk under expected and stressed conditions, maintain liquidity and access to diverse funding sources, including our stable deposit base, and seek to align liquidity-related incentives and risks. These liquidity risk management practices have allowed us to effectively manage the market fluctuation from the pandemic. For more information on the risks of the pandemic, see Item 1A. Risk Factors – Coronavirus Disease of the Corporation’s 2021 Annual Report on Form 10-K.
We define liquidity as readily available assets, limited to cash and high-quality, liquid, unencumbered securities that we can use to meet our contractual and contingent financial obligations as they arise. We manage our liquidity position through line-of-business and ALM activities, as well as through our legal entity funding strategy, on both a forward and current (including intraday) basis under both expected and stressed conditions. We believe that a centralized approach to funding and liquidity management enhances our ability to monitor liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to

Bank of America 22

liquidity events. For more information regarding global funding and liquidity risk management, as well as liquidity sources, liquidity arrangements, contingency planning and credit ratings discussed below, see Liquidity Risk in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
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
Global Liquidity Sources and Other Unencumbered Assets
Table 12 presents average Global Liquidity Sources (GLS) for the three months ended March 31, 2022 and December 31, 2021.

Table 12	Average Global Liquidity Sources

	Three Months Ended
(Dollars in billions)	March 31 2022	December 31 2021
Bank entities	$957	$1,006
Nonbank and other entities (1)	152	152
Total Average Global Liquidity Sources	$1,109	$1,158
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $339 billion and $322 billion at March 31, 2022 and December 31, 2021. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the parent company or nonbank subsidiaries may be subject to prior regulatory approval.
Liquidity is also held in nonbank entities, including the parent, NB Holdings and other regulated entities. The parent company and NB Holdings liquidity is typically in the form of cash deposited at BANA, which is excluded from the liquidity at bank subsidiaries, and high-quality, liquid, unencumbered securities. Liquidity held in other regulated entities, comprised primarily of broker-dealer subsidiaries, is primarily available to meet the obligations of that entity, and transfers to the parent company or to any other subsidiary may be subject to prior regulatory approval due to regulatory restrictions and minimum requirements. Our other regulated entities also hold unencumbered investment-grade securities and equities that we believe could be used to generate additional liquidity.
Table 13 presents the composition of average GLS for the three months ended March 31, 2022 and December 31, 2021.

Table 13	Average Global Liquidity Sources Composition

	Three Months Ended

(Dollars in billions)	March 31 2022	December 31 2021
Cash on deposit	$243	$259
U.S. Treasury securities	265	278
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	585	606
Non-U.S. government securities	16	15
Total Average Global Liquidity Sources	$1,109	$1,158
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $616 billion and $617 billion for the three months ended March 31, 2022 and December 31, 2021. For the same periods, the average consolidated LCR was 116 percent and 115 percent. Our LCR fluctuates due to normal business flows from customer activity.
Liquidity Stress Analysis
We utilize liquidity stress analysis to assist us in determining the appropriate amounts of liquidity to maintain at the parent company and our subsidiaries to meet contractual and contingent cash outflows under a range of scenarios. For more information on liquidity stress analysis, see Liquidity Risk – Liquidity Stress Analysis in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
Net Stable Funding Ratio
The Net Stable Funding Ratio (NSFR) is a liquidity requirement for large banks to maintain a minimum level of stable funding over a one-year period. The requirement is intended to support the ability of banks to lend to households and businesses in both normal and adverse economic conditions and is complementary to the LCR, which focuses on short-term liquidity risks. The U.S. NSFR applies to the Corporation on a consolidated basis and to our insured depository institutions. At March 31, 2022, the Corporation and its insured depository institutions were in compliance with this requirement.
Diversified Funding Sources
We fund our assets primarily with a mix of deposits, and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products, programs, markets, currencies and investor groups. We fund a substantial portion of our lending activities through our deposits, which totaled $2.1 trillion at both March 31, 2022 and December 31, 2021.

23 Bank of America

Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions.
Long-term Debt
During the three months ended March 31, 2022, we issued $21.1 billion of long-term debt consisting of $17.2 billion of notes issued by Bank of America Corporation, substantially all of which was TLAC compliant, $546 million of notes issued by
Bank of America, N.A. and $3.4 billion of other debt, which is primarily structured liabilities.
During the three months ended March 31, 2022, we had total long-term debt maturities and redemptions in the aggregate of $8.2 billion consisting of $4.8 billion for Bank of America Corporation, $2.3 billion for Bank of America, N.A. and $1.1 billion of other debt. Table 14 presents the carrying value of aggregate annual contractual maturities of long-term debt at March 31, 2022.

Table 14	Long-term Debt by Maturity

(Dollars in millions)	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Bank of America Corporation
Senior notes (1)	$2,007	$20,131	$22,934	$23,230	$21,065	$121,928	$211,295
Senior structured notes	1,362	537	405	438	774	10,129	13,645
Subordinated notes	—	—	3,244	5,247	5,035	12,989	26,515
Junior subordinated notes	—	—	—	—	—	742	742
Total Bank of America Corporation	3,369	20,668	26,583	28,915	26,874	145,788	252,197
Bank of America, N.A.
Senior notes	—	1,574	—	—	—	—	1,574
Subordinated notes	—	—	—	—	—	1,670	1,670
Advances from Federal Home Loan Banks	201	501	—	16	10	60	788
Securitizations and other Bank VIEs (2)	1,255	992	1,000	1	—	—	3,248
Other	68	391	16	20	7	88	590
Total Bank of America, N.A.	1,524	3,458	1,016	37	17	1,818	7,870
Other debt
Structured Liabilities	2,676	3,539	1,943	1,442	1,540	7,231	18,371
Nonbank VIEs (2)	1	43	—	—	1	227	272
Total other debt	2,677	3,582	1,943	1,442	1,541	7,458	18,643
Total long-term debt	$7,570	$27,708	$29,542	$30,394	$28,432	$155,064	$278,710
(1)Total includes $180.3 billion of outstanding notes that are both TLAC eligible and callable one year before their stated maturities, including $11.9 billion during the remainder of 2022, and $16.7 billion, $19.7 billion, $18.3 billion and $16.9 billion during each year of 2023 through 2026, respectively, and $96.8 billion thereafter. For more information on our TLAC eligible and callable outstanding notes, see Liquidity Risk – Diversified Funding Sources in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
(2)Represents liabilities of consolidated variable interest entities (VIEs) included in total long-term debt on the Consolidated Balance Sheet.
Total long-term debt decreased $1.4 billion to $278.7 billion during the three months ended March 31, 2022, primarily due to debt valuation adjustments, maturities and redemptions, partially offset by debt issuances. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.
During the three months ended March 31, 2022, we issued $2.7 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. These structured notes are typically issued to meet client demand, and notes with certain attributes may also be TLAC eligible. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
Substantially all of our senior and subordinated debt obligations contain no provisions that could trigger a requirement for an early repayment, require additional collateral support, result in changes to terms, accelerate maturity or create additional financial obligations upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price. For more information on long-term debt funding, including issuances and maturities and redemptions, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
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
The ratings from Moody's Investors Service, Standard & Poor’s Global Ratings and Fitch Ratings for the Corporation and its subsidiaries have not changed from those disclosed in the Corporation's 2021 Annual Report on Form 10-K.
For more information on additional collateral and termination payments that could be required in connection with certain over-the-counter derivative contracts and other trading agreements in the event of a credit rating downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements herein and Item 1A. Risk Factors of the Corporation’s 2021 Annual Report on Form 10-K.

Bank of America 24

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
NR = not rated
Finance Subsidiary Issuers and Parent Guarantor
BofA Finance LLC, a Delaware limited liability company (BofA Finance), is a consolidated finance subsidiary of the Corporation that has issued and sold, and is expected to continue to issue and sell, its senior unsecured debt securities (Guaranteed Notes) that are fully and unconditionally guaranteed by the Corporation. The Corporation guarantees the due and punctual payment, on demand, of amounts payable on the Guaranteed Notes if not paid by BofA Finance. In addition, each of BAC Capital Trust XIII, BAC Capital Trust XIV and BAC Capital Trust XV, Delaware statutory trusts (collectively, the Trusts), is a 100 percent owned finance subsidiary of the Corporation that has issued and sold trust preferred securities (the Trust Preferred Securities) or capital securities (the Capital Securities and, together with the Guaranteed Notes and the Trust Preferred Securities, the Guaranteed Securities), as applicable, that remained outstanding at March 31, 2022. The Corporation has fully and unconditionally guaranteed (or effectively provided for the full and unconditional guarantee of) all such securities issued by such finance subsidiaries. For more information regarding such guarantees by the Corporation, see Liquidity Risk – Finance Subsidiary Issuers and Parent Guarantor in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
Representations and Warranties Obligations
For information on representations and warranties obligations in connection with the sale of mortgage loans, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
Credit Risk Management
For information on our credit risk management activities, see Consumer Portfolio Credit Risk Management below, Commercial Portfolio Credit Risk Management on page 30, Non-U.S. Portfolio on page 36, Allowance for Credit Losses on page 37, and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.
During the three months ended March 31, 2022, asset quality continued to improve. Consumer net charge-offs remained near historic lows and commercial non-performing loans and reservable criticized utilized exposure decreased, which was partially offset by an increase in reservable criticized exposure associated with our direct exposure to Russia as a result of the Russia/Ukraine conflict. While there have been signs of relief from the pandemic, uncertainty remains about the timing and strength of the economy’s recovery, which could be hampered by broader economic impacts as a result of the current geopolitical situation, supply chain disruptions and inflationary pressures and could lead to adverse impacts to credit quality metrics in future periods.
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
Consumer Credit Portfolio
During the three months ended March 31, 2022, the U.S. unemployment rate continued to decline and home prices increased. During the three months ended March 31, 2022, net charge-offs decreased $353 million to $340 million primarily driven by lower credit card losses, as loss rates remained near historic lows. During the three months ended March 31, 2022, nonperforming loans increased primarily due to loans with expired payment deferrals that were modified as troubled debt restructurings (TDRs) during the quarter.
The consumer allowance for loan and lease losses decreased $318 million during the three months ended March 31, 2022 to $6.7 billion. For more information, see Allowance for Credit Losses on page 37.
For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

25 Bank of America

Table 16 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Table 16	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		March 31 2022	December 31 2021	March 31 2022	December 31 2021	March 31 2022	December 31 2021
Residential mortgage (1)		$226,030	$221,963	$2,422	$2,284	$574	$634
Home equity		26,936	27,935	615	630	—	—
Credit card		79,356	81,438	n/a	n/a	492	487
Direct/Indirect consumer (2)		105,754	103,560	67	75	11	11
Other consumer		205	190	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$438,281	$435,086	$3,104	$2,989	$1,077	$1,132
Loans accounted for under the fair value option (3)		568	618
Total consumer loans and leases		$438,849	$435,704
Percentage of outstanding consumer loans and leases (4)		n/a	n/a	0.71%	0.69%	0.25%	0.26%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (4)		n/a	n/a	0.73	0.71	0.12	0.12
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At March 31, 2022 and December 31, 2021, residential mortgage includes $468 million and $444 million of loans on which interest had been curtailed by the Federal Housing Administration, and therefore were no longer accruing interest, although principal was still insured, and $106 million and $190 million of loans on which interest was still accruing.
(2)Outstandings primarily include auto and specialty lending loans and leases of $49.7 billion and $48.5 billion, U.S. securities-based lending loans of $51.9 billion and $51.1 billion and non-U.S. consumer loans of $3.2 billion and $3.0 billion at March 31, 2022 and December 31, 2021.
(3)For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
(4)Excludes consumer loans accounted for under the fair value option. At March 31, 2022 and December 31, 2021, $19 million and $21 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.
n/a = not applicable
Table 17 presents net charge-offs and related ratios for consumer loans and leases.

Table 17	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
	Three Months Ended March 31
(Dollars in millions)	2022	2021	2022	2021
Residential mortgage	$(10)	$(4)	(0.02)%	(0.01)%
Home equity	(30)	(35)	(0.44)	(0.42)
Credit card	297	634	1.53	3.47
Direct/Indirect consumer	4	31	0.02	0.14
Other consumer	79	67	n/m	n/m
Total	$340	$693	0.32	0.67
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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 52 percent of consumer loans and leases at March 31, 2022. Approximately 51 percent of the residential mortgage portfolio was in Consumer Banking and 43 percent was in GWIM. The remaining portion was in All Other.
Outstanding balances in the residential mortgage portfolio increased $4.1 billion during the three months ended March 31, 2022 as originations were partially offset by paydowns.
At March 31, 2022 and December 31, 2021, the residential mortgage portfolio included $12.4 billion and $12.7 billion of outstanding fully-insured loans, of which $2.1 billion and $2.2 billion had Federal Housing Administration (FHA) insurance, with the remainder protected by Fannie Mae long-term standby agreements.
Table 18 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

Bank of America 26

Table 18	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
(Dollars in millions)		March 31 2022	December 31 2021	March 31 2022	December 31 2021
Outstandings		$226,030	$221,963	$213,619	$209,259
Accruing past due 30 days or more		1,528	1,753	712	866
Accruing past due 90 days or more		574	634	—	—
Nonperforming loans (2)		2,422	2,284	2,422	2,284
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		1%	1%	1%	1%
Refreshed LTV greater than 100		—	—	—	—
Refreshed FICO below 620		2	2	1	1
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
Nonperforming outstanding balances in the residential mortgage portfolio increased $138 million during the three months ended March 31, 2022 primarily due to loans with expired payment deferrals that were modified as TDRs during the quarter. Of the nonperforming residential mortgage loans at March 31, 2022, $1.4 billion, or 59 percent, were current on contractual payments. Loans accruing past due 30 days or more decreased $154 million.
Net recoveries of $10 million for the three months ended March 31, 2022 remained relatively unchanged compared to the same period in 2021.
Of the $213.6 billion in total residential mortgage loans outstanding at March 31, 2022, 27 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $4.5 billion, or eight percent, at March 31, 2022. Residential mortgage loans that have entered the amortization period generally experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At March 31, 2022, $37 million, or one percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $712 million or less than one percent, for the entire residential mortgage portfolio. In addition, at March 31, 2022, $264 million, or six percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $98 million were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three to ten years. Approximately 93 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2025 or later.
Table 19 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 14 percent and 15 percent of outstandings at March 31, 2022 and December 31, 2021. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 15 percent of outstandings at both March 31, 2022 and December 31, 2021.

Table 19	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	March 31 2022	December 31 2021	March 31 2022	December 31 2021	Three Months Ended March 31
(Dollars in millions)					2022	2021
California	$79,407	$77,819	$735	$693	$(3)	$(2)
New York	25,432	24,975	381	358	—	2
Florida	14,421	13,883	165	158	(1)	(2)
Texas	9,185	9,002	92	86	—	—
New Jersey	8,813	8,723	121	117	—	—
Other	76,361	74,857	928	872	(6)	(2)
Residential mortgage loans	$213,619	$209,259	$2,422	$2,284	$(10)	$(4)
Fully-insured loan portfolio	12,411	12,704
Total residential mortgage loan portfolio	$226,030	$221,963
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Home Equity
At March 31, 2022, the home equity portfolio made up six percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans. We no longer originate home equity loans or reverse mortgages.
At March 31, 2022, 80 percent of the home equity portfolio was in Consumer Banking, 11 percent was in All Other and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $1.0 billion during the three months ended March 31, 2022 primarily due to paydowns outpacing draws on existing lines and new originations. Of the total home equity portfolio at March 31, 2022 and December 31, 2021, $11.8 billion and $12.2 billion, or 44 percent, were in first-lien positions. At March 31, 2022, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $4.5 billion, or 17 percent of our total home equity portfolio.

27 Bank of America

Unused HELOCs totaled $40.9 billion and $40.5 billion at March 31, 2022 and December 31, 2021. The HELOC utilization rate was 38 percent and 39 percent at March 31, 2022 and December 31, 2021.
Table 20 presents certain home equity portfolio key credit statistics.

Table 20	Home Equity – Key Credit Statistics (1)

(Dollars in millions)	March 31 2022	December 31 2021
Outstandings	$26,936	$27,935
Accruing past due 30 days or more	111	157
Nonperforming loans (2)	615	630
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	—%	—%
Refreshed CLTV greater than 100	1	1
Refreshed FICO below 620	3	3
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

Nonperforming outstanding balances in the home equity portfolio remained relatively flat at $615 million during the three months ended March 31, 2022. Of the nonperforming home equity loans at March 31, 2022, $256 million, or 42 percent, were current on contractual payments. In addition, $228 million, or 37 percent of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $46 million during the three months ended March 31, 2022.
Net recoveries decreased $5 million to $30 million for the three months ended March 31, 2022 compared to the same period in 2021.
Of the $26.9 billion in total home equity portfolio outstandings at March 31, 2022, as shown in Table 20, 14 percent require interest-only payments. The outstanding balance of HELOCs that have reached the end of their draw period and have entered the amortization period was $6.3 billion at March 31, 2022. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At March 31,
2022, $71 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at March 31, 2022, $455 million, or seven percent, were nonperforming.
For our interest-only HELOC portfolio, we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines; however, we can infer some of this information through a review of our HELOC portfolio that we service and is still in its revolving period. During the three months ended March 31, 2022, 18 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 21 presents outstandings, nonperforming balances and net recoveries by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent of the outstanding home equity portfolio at both March 31, 2022 and December 31, 2021. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent and 10 percent of the outstanding home equity portfolio at March 31, 2022 and December 31, 2021.

Table 21	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	March 31 2022	December 31 2021	March 31 2022	December 31 2021	Three Months Ended March 31
(Dollars in millions)					2022	2021
California	$7,395	$7,600	$145	$140	$(6)	$(12)
Florida	2,844	2,977	70	78	(7)	(6)
New Jersey	2,176	2,259	68	69	(2)	(2)
New York	1,987	2,072	100	96	(2)	(3)
Massachusetts	1,363	1,422	29	32	(1)	1
Other	11,171	11,605	203	215	(12)	(13)
Total home equity loan portfolio	$26,936	$27,935	$615	$630	$(30)	$(35)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Credit Card
At March 31, 2022, 97 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio decreased $2.1 billion during the three months ended March 31, 2022 to $79.4 billion primarily driven by the transfer of a $1.6 billion affinity card loan portfolio to held for sale in anticipation of its sale later in 2022. Net charge-offs decreased $337 million to $297 million during the three months ended March 31, 2022 compared to the same period in 2021 as loss rates remained near historic lows. In addition, the prior-year period included charge-offs associated with deferrals that expired in 2020. Credit card loans 30 days and 90 days or more past due and still accruing interest remained relatively flat at $1.0 billion and $492 million at March 31, 2022.
Unused lines of credit for credit card decreased to $357.1 billion at March 31, 2022 from $361.2 billion at December 31, 2021.
Table 22 presents certain state concentrations for the credit card portfolio.

Bank of America 28

Table 22	Credit Card State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	March 31 2022	December 31 2021	March 31 2022	December 31 2021	Three Months Ended March 31
(Dollars in millions)					2022	2021
California	$12,848	$13,076	$85	$82	$50	$119
Florida	8,032	8,046	68	71	42	91
Texas	6,869	6,894	48	47	27	58
New York	4,580	4,725	38	35	22	54
Washington	4,073	4,080	14	13	7	15
Other	42,954	44,617	239	239	149	297
Total credit card portfolio	$79,356	$81,438	$492	$487	$297	$634
Direct/Indirect Consumer
At March 31, 2022, 47 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and recreational vehicle lending) and 53 percent was included in GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio increased by $2.2 billion at March 31, 2022 to $105.8 billion driven by growth in our auto portfolio and client demand for liquidity in securities-based lending.
Table 23 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 23	Direct/Indirect State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	March 31 2022	December 31 2021	March 31 2022	December 31 2021	Three Months Ended March 31
(Dollars in millions)					2022	2021
California	$15,395	$15,061	$2	$2	$1	$7
Florida	13,845	13,352	1	1	1	3
Texas	9,747	9,505	2	2	1	5
New York	7,959	7,802	1	1	—	3
New Jersey	4,315	4,228	—	—	—	—
Other	54,493	53,612	5	5	1	13
Total direct/indirect loan portfolio	$105,754	$103,560	$11	$11	$4	$31

Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 24 presents nonperforming consumer loans, leases and foreclosed properties activity for the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022, nonperforming consumer loans increased $115 million to $3.1 billion primarily due to loans with expired payment deferrals that were modified in TDRs during the quarter.
At March 31, 2022, $836 million, or 27 percent of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at March 31, 2022, $1.7 billion, or 56 percent of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties increased $17 million during the three months ended March 31, 2022 to $118 million. Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties.

29 Bank of America

Table 24	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

		Three Months Ended March 31
(Dollars in millions)		2022	2021
Nonperforming loans and leases, January 1		$2,989	$2,725
Additions		644	851
Reductions:
Paydowns and payoffs		(175)	(123)
Sales		(131)	(1)
Returns to performing status (1)		(202)	(347)
Charge-offs		(15)	(12)
Transfers to foreclosed properties		(6)	(2)
Total net additions to nonperforming loans and leases		115	366
Total nonperforming loans and leases, March 31		3,104	3,091
Foreclosed properties, March 31 (2)		118	101
Nonperforming consumer loans, leases and foreclosed properties, March 31		$3,222	$3,192
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (3)		0.71%	0.75%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (3)		0.74	0.78
(1)Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.
(2)Foreclosed property balances do not include properties insured by certain government-guaranteed loans, principally FHA-insured, of $61 million and $87 million at March 31, 2022 and 2021.
(3)Outstanding consumer loans and leases exclude loans accounted for under the fair value option.
Table 25 presents TDRs for the consumer real estate portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 24.

Table 25	Consumer Real Estate Troubled Debt Restructurings

	March 31, 2022			December 31, 2021
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Residential mortgage (1, 2)	$1,697	$2,181	$3,878	$1,498	$2,278	$3,776
Home equity (3)	277	622	899	254	652	906
Total consumer real estate troubled debt restructurings	$1,974	$2,803	$4,777	$1,752	$2,930	$4,682
(1)At March 31, 2022 and December 31, 2021, residential mortgage TDRs deemed collateral dependent totaled $1.8 billion and $1.6 billion, and included $1.6 billion and $1.4 billion of loans classified as nonperforming and $267 million and $279 million of loans classified as performing.
(2)At both March 31, 2022 and December 31, 2021, residential mortgage performing TDRs include $1.2 billion of loans that were fully-insured.
(3)At March 31, 2022 and December 31, 2021, home equity TDRs deemed collateral dependent totaled $383 million and $370 million, and include $243 million and $222 million of loans classified as nonperforming and $140 million and $148 million of loans classified as performing.
In addition to modifying consumer real estate loans, we work with customers who are experiencing financial difficulty by modifying credit card and other consumer loans. Credit card and other consumer loan modifications generally involve a reduction in the customer’s interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months.
Modifications of credit card and other consumer loans are made through programs utilizing direct customer contact, but may also utilize external programs. At March 31, 2022 and December 31, 2021, our credit card and other consumer TDR portfolio was $646 million and $672 million, of which $572 million and $599 million were current or less than 30 days past due under the modified terms.
Commercial Portfolio Credit Risk Management
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure continue to be aligned with our risk appetite. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 30, 33 and 36 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, see Table 33 and Commercial Portfolio Credit Risk Management – Industry Concentrations on page 34.
For more information on our accounting policies regarding delinquencies, nonperforming status, net charge-offs and TDRs for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
Commercial Credit Portfolio
During the three months ended March 31, 2022, commercial credit quality improved as charge-offs, nonperforming commercial loans and reservable criticized utilized exposure declined during this period. Due to the ongoing Russia/Ukraine conflict, all of the $759 million of direct exposure to Russian counterparties has been downgraded and reported as reservable criticized exposure, and expected credit losses have been incorporated into our estimate of the allowance for credit losses. Outstanding commercial loans and leases increased $10.9 billion during the three months ended March 31, 2022 due to growth in commercial and industrial, primarily in Global Banking. This increase was partially offset by lower U.S. small business commercial loans due to repayments of PPP loans by the Small Business Administration (SBA) under the terms of the program. For more information on PPP loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.

Bank of America 30

Credit quality of commercial real estate borrowers continued to stabilize in many sectors as economies have continued to reopen and pandemic-impacted sectors continue to recover. However, many real estate markets, while improving, are still experiencing some disruptions in demand, supply chain challenges and tenant difficulties. Demand for office space is uncertain as companies evaluate space needs with employment models that utilize a mix of remote and conventional office use.
The commercial allowance for loan and lease losses remained relatively flat at $5.4 billion, as asset quality improvements were offset by a reserve build related to Russian exposure and loan growth. For more information, see Allowance for Credit Losses on page 37.
Total commercial utilized credit exposure increased $20.5 billion during the three months ended March 31, 2022 to
$674.0 billion primarily driven by derivative assets and higher loans and leases. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 55 percent at March 31, 2022 and 56 percent at December 31, 2021.
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

Table 26	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	March 31 2022	December 31 2021	March 31 2022	December 31 2021	March 31 2022	December 31 2021
Loans and leases	$554,296	$543,420	$472,231	$454,256	$1,026,527	$997,676
Derivative assets (5)	48,231	35,344	—	—	48,231	35,344
Standby letters of credit and financial guarantees	34,430	34,389	1,216	639	35,646	35,028
Debt securities and other investments	22,247	19,427	3,415	4,638	25,662	24,065
Loans held-for-sale	7,057	13,185	16,296	16,581	23,353	29,766
Operating leases	5,778	5,935	—	—	5,778	5,935
Commercial letters of credit	1,444	1,176	85	247	1,529	1,423
Other	556	652	—	—	556	652
Total	$674,039	$653,528	$493,243	$476,361	$1,167,282	$1,129,889
(1)Commercial utilized exposure includes loans of $6.5 billion and $7.2 billion accounted for under the fair value option at March 31, 2022 and December 31, 2021.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $3.9 billion and $4.8 billion at March 31, 2022 and December 31, 2021.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $11.0 billion and $10.7 billion at March 31, 2022 and December 31, 2021.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $34.1 billion and $30.8 billion at March 31, 2022 and December 31, 2021. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $46.4 billion and $44.8 billion at March 31, 2022 and December 31, 2021, which consists primarily of other marketable securities.
Nonperforming commercial loans decreased $57 million. Table 27 presents our commercial loans and leases portfolio and related credit quality information at March 31, 2022 and December 31, 2021.

Table 27	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2022	December 31 2021	March 31 2022	December 31 2021	March 31 2022	December 31 2021
Commercial and industrial:
U.S. commercial	$330,973	$325,936	$818	$825	$195	$171
Non-U.S. commercial	122,267	113,266	268	268	49	19
Total commercial and industrial	453,240	439,202	1,086	1,093	244	190
Commercial real estate	62,533	63,009	361	382	17	40
Commercial lease financing	14,008	14,825	54	80	14	8
	529,781	517,036	1,501	1,555	275	238
U.S. small business commercial (1)	17,972	19,183	20	23	321	87
Commercial loans excluding loans accounted for under the fair value option	$547,753	$536,219	$1,521	$1,578	$596	$325
Loans accounted for under the fair value option (2)	6,543	7,201
Total commercial loans and leases	$554,296	$543,420
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option include U.S. commercial of $4.0 billion and $4.6 billion and non-U.S. commercial of $2.6 billion at both March 31, 2022 and December 31, 2021. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.

31 Bank of America

Table 28 presents net charge-offs and related ratios for our commercial loans and leases for the three months ended March 31, 2022 and 2021.

Table 28	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
	Three Months Ended March 31
(Dollars in millions)	2022	2021	2022	2021
Commercial and industrial:
U.S. commercial	$(14)	$12	(0.02)%	0.02%
Non-U.S. commercial	1	26	—	0.12
Total commercial and industrial	(13)	38	(0.01)	0.04
Commercial real estate	23	11	0.15	0.07
	10	49	0.01	0.04
U.S. small business commercial	42	81	0.94	0.89
Total commercial	$52	$130	0.04	0.11
(1)Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases excluding loans accounted for under the fair value option.
Table 29 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure decreased $1.7 billion during the three months ended March 31, 2022, which was broad-based across industries. At March 31, 2022 and December 31, 2021, 86 percent and 87 percent of commercial reservable criticized utilized exposure was secured.

Table 29		Commercial Reservable Criticized Utilized Exposure (1, 2)

(Dollars in millions)	March 31, 2022		December 31, 2021
Commercial and industrial:
U.S. commercial	$10,369	2.88%	$11,327	3.20%
Non-U.S. commercial	3,180	2.48	2,582	2.17
Total commercial and industrial	13,549	2.78	13,909	2.94
Commercial real estate	6,303	9.85	7,572	11.72
Commercial lease financing	365	2.60	387	2.61
	20,217	3.57	21,868	3.96
U.S. small business commercial	465	2.59	513	2.67
Total commercial reservable criticized utilized exposure	$20,682	3.54	$22,381	3.91
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $19.8 billion and $21.2 billion and commercial letters of credit of $930 million and $1.2 billion at March 31, 2022 and December 31, 2021.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.
Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At March 31, 2022, 65 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 19 percent in Global Markets, 15 percent in GWIM (loans that provide financing for asset purchases, business investments and other liquidity needs for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $5.0 billion, or two percent, during the three months ended March 31, 2022 primarily driven by Global Banking. Reservable criticized utilized exposure decreased $958 million, or eight percent, driven by decreases across a broad range of industries.
Non-U.S. Commercial
At March 31, 2022, 68 percent of the non-U.S. commercial loan portfolio was managed in Global Banking, 31 percent in Global Markets and the remainder in GWIM. Non-U.S. commercial loans increased $9.0 billion, or eight percent, during the three months ended March 31, 2022 primarily in Global Banking and Global Markets. Reservable criticized utilized exposure increased $598 million, or 23 percent, due to downgrades for direct exposure to Russian counterparties. For information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 36. For more information on the Russia/Ukraine conflict, see Recent Developments on page 3.
Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans decreased $476 million, or one percent, during the three months ended March 31, 2022 to $62.5 billion due to paydowns outpacing new originations. Reservable criticized utilized exposure decreased $1.3 billion, or 17 percent, primarily driven by Hotels due to improving vacancy rates and reduced travel restrictions. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 20 percent and 21 percent of the commercial real estate portfolio at March 31, 2022 and December 31, 2021. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms.
During the three months ended March 31, 2022, we continued to see low default rates and varying degrees of improvement in certain geographic regions and property types of the portfolio. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures for management by independent special asset

Bank of America 32

officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Table 30 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 30	Outstanding Commercial Real Estate Loans

(Dollars in millions)	March 31 2022	December 31 2021
By Geographic Region
Northeast	$14,566	$14,318
California	12,770	13,145
Southwest	7,668	7,510
Southeast	6,743	6,758
Florida	4,462	4,367
Midwest	3,262	3,221
Illinois	2,782	2,878
Midsouth	2,580	2,289
Northwest	1,597	1,709
Non-U.S.	4,279	4,760
Other	1,824	2,054
Total outstanding commercial real estate loans	$62,533	$63,009
By Property Type
Non-residential
Office	$17,769	$18,309
Industrial / Warehouse	10,749	10,749
Multi-family rental	8,292	8,173
Shopping centers /Retail	6,463	6,502
Hotel / Motels	5,549	5,932
Unsecured	3,168	3,178
Multi-use	2,180	1,835
Other	6,971	7,238
Total non-residential	61,141	61,916
Residential	1,392	1,093
Total outstanding commercial real estate loans	$62,533	$63,009
U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking, and includes $3.0 billion and $4.7 billion of PPP loans outstanding at March 31, 2022 and December 31, 2021. The decline of $1.7 billion in PPP loans during the three months ended March 31, 2022 was due to repayment of the loans by the SBA under the terms of the program. Excluding PPP, credit card-related products were 53 percent and 50 percent of the U.S. small business commercial portfolio at March 31, 2022 and December 31, 2021 and represented all of the net charge-offs for the three months ended March 31, 2022 compared to 90 percent for the three months ended March 31, 2021. The increase of $234 million in accruing past due 90 days or more for the three months ended March 31, 2022 was driven by PPP loans, which are fully guaranteed by the SBA.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 31 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three months ended March 31, 2022 and 2021. Nonperforming loans do not include loans accounted for under the fair value option. During the three months ended March 31, 2022, nonperforming commercial loans and leases decreased $57 million to $1.5 billion. At March 31, 2022, 90 percent of commercial nonperforming loans, leases and foreclosed properties were secured and 54 percent were contractually current. Commercial nonperforming loans were carried at 90 percent of their unpaid principal balance, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

33 Bank of America

Table 31	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended March 31
(Dollars in millions)	2022	2021
Nonperforming loans and leases, January 1	$1,578	$2,227
Additions	183	472
Reductions:
Paydowns	(159)	(312)
Sales	(25)	(22)
Returns to performing status (3)	(5)	(28)
Charge-offs	(12)	(78)
Transfers to loans held-for-sale	(39)	(188)
Total net reductions to nonperforming loans and leases	(57)	(156)
Total nonperforming loans and leases, March 31	1,521	2,071
Foreclosed properties, March 31	35	36
Nonperforming commercial loans, leases and foreclosed properties, March 31	$1,556	$2,107
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.28%	0.43%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.28	0.43
(1)Balances do not include nonperforming loans held-for-sale of $336 million and $384 million at March 31, 2022 and 2021.
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
Table 32 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and small business loans. The renegotiated small business card loans are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due. Commercial TDRs increased $506 million, or 27 percent, during the three months ended March 31, 2022 primarily due to commercial real estate loans with expired payment deferrals that were modified as TDRs during the quarter.

Table 32	Commercial Troubled Debt Restructurings

	March 31, 2022			December 31, 2021
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Commercial and industrial:
U.S. commercial	$386	$791	$1,177	$359	$685	$1,044
Non-U.S. commercial	62	16	78	72	8	80
Total commercial and industrial	448	807	1,255	431	693	1,124
Commercial real estate	270	788	1,058	244	437	681
Commercial lease financing	46	7	53	50	7	57
	764	1,602	2,366	725	1,137	1,862
U.S. small business commercial	—	40	40	—	38	38
Total commercial troubled debt restructurings	$764	$1,642	$2,406	$725	$1,175	$1,900
Industry Concentrations
Table 33 presents commercial committed and utilized credit exposure by industry. For information on net notional credit protection purchased to hedge funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, see Commercial Portfolio Credit Risk Management – Risk Mitigation.
Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $37.4 billion, or three percent, during the three months ended March 31, 2022 to $1.2 trillion. The increase in commercial committed exposure was concentrated in Asset managers and funds and Materials.
For information on industry limits, see Commercial Portfolio Credit Risk Management – Industry Concentrations in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
Asset managers and funds, our largest industry concentration with committed exposure of $159.0 billion, increased $22.1 billion, or 16 percent, during the three months ended March 31, 2022, which was primarily driven by secured investment-grade exposures.
Real estate, our second largest industry concentration with committed exposure of $93.9 billion, decreased $2.3 billion, or two percent, during the three months ended March 31, 2022. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 32.
Capital goods, our third largest industry concentration with committed exposure of $85.9 billion, increased $1.6 billion, or two percent during the three months ended March 31, 2022.
While the U.S. and global economies have shown signs of relief from the pandemic, uncertainty remains as a result of geopolitical and inflationary pressures, and a number of industries will likely continue to be adversely impacted due to these conditions. We continue to monitor all industries, particularly higher risk industries that are experiencing or could experience a more significant impact to their financial condition.

Bank of America 34

Table 33	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	March 31 2022	December 31 2021	March 31 2022	December 31 2021
Asset managers & funds	$102,558	$89,786	$158,973	$136,914
Real estate (3)	67,211	69,384	93,888	96,202
Capital goods	44,545	42,784	85,942	84,293
Finance companies	50,559	59,327	76,101	86,009
Materials	27,570	25,133	60,017	53,652
Healthcare equipment and services	33,164	32,003	58,264	58,195
Retailing	26,678	24,514	51,557	50,816
Government & public education	35,212	37,597	49,213	50,066
Consumer services	27,045	28,172	47,344	48,052
Food, beverage and tobacco	23,332	21,584	46,566	45,419
Commercial services and supplies	20,818	22,390	42,809	42,451
Individuals and trusts	29,340	29,752	38,961	39,869
Utilities	18,908	17,082	38,178	36,855
Energy	16,770	14,217	36,001	34,136
Transportation	21,268	21,079	32,034	32,015
Software and services	12,075	10,663	30,195	27,643
Media	11,693	12,495	27,525	26,318
Technology hardware and equipment	10,551	10,159	26,479	26,910
Global commercial banks	25,092	20,062	26,234	21,390
Consumer durables and apparel	10,989	9,740	22,089	21,226
Vehicle dealers	11,438	11,030	20,381	15,678
Pharmaceuticals and biotechnology	6,175	5,608	19,093	19,439
Telecommunication services	10,500	10,056	18,453	21,270
Insurance	6,784	5,743	18,120	14,323
Automobiles and components	9,195	9,236	17,782	17,052
Food and staples retailing	7,304	6,902	12,772	12,226
Financial markets infrastructure (clearinghouses)	4,359	3,876	6,966	6,076
Religious and social organizations	2,906	3,154	5,345	5,394
Total commercial credit exposure by industry	$674,039	$653,528	$1,167,282	$1,129,889
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $11.0 billion and $10.7 billion at March 31, 2022 and December 31, 2021.
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
At March 31, 2022 and December 31, 2021, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $3.4 billion and $2.6 billion. We recorded net losses of $9 million for the three months ended March 31, 2022 compared to net losses of $36 million for same period in 2021. The gains and losses on these instruments were largely offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 39. For more information, see Trading Risk Management on page 39.
Tables 34 and 35 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at March 31, 2022 and December 31, 2021.

Table 34	Net Credit Default Protection by Maturity

	March 31 2022	December 31 2021
Less than or equal to one year	29%	34%
Greater than one year and less than or equal to five years	56	62
Greater than five years	15	4
Total net credit default protection	100%	100%

Table 35	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
(Dollars in millions)	March 31, 2022		December 31, 2021
Ratings (2, 3)
A	$(400)	11.8%	$(350)	13.4%
BBB	(786)	23.3	(710)	27.1
BB	(990)	29.3	(809)	30.9
B	(732)	21.7	(659)	25.2
CCC and below	(93)	2.8	(35)	1.3
NR (4)	(376)	11.1	(55)	2.1
Total net credit default protection	$(3,377)	100.0%	$(2,618)	100.0%
(1)Represents net credit default protection purchased.
(2)Ratings are refreshed on a quarterly basis.
(3)Ratings of BBB- or higher are considered to meet the definition of investment grade.
(4)NR is comprised of index positions held and any names that have not been rated.

35 Bank of America

For more information on credit derivatives and counterparty credit risk valuation adjustments, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
Non-U.S. Portfolio
Our non-U.S. credit and trading portfolios are subject to country risk. We define country risk as the risk of loss from unfavorable economic and political conditions, currency fluctuations, social instability and changes in government policies. A risk management framework is in place to measure, monitor and manage non-U.S. risk and exposures. In addition to the direct risk of doing business in a country, we also are exposed to indirect country risks (e.g., related to the collateral received on secured financing transactions or related to client clearing activities). These indirect exposures are managed in the normal course of business through credit, market and operational risk governance rather than through country risk governance. For more information on our non-U.S. credit and trading portfolios, see Non-U.S. Portfolio in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
Table 36 presents our 20 largest non-U.S. country exposures at March 31, 2022. These exposures accounted for 90 percent and 89 percent of our total non-U.S. exposure at March 31, 2022 and December 31, 2021. Net country exposure for these 20 countries increased $36.9 billion during the three months ended March 31, 2022 primarily driven by increases in the United Kingdom, Japan and Germany, partially offset by reductions in Canada and Italy.

Table 36	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at March 31 2022	Hedges and Credit Default Protection	Net Country Exposure at March 31 2022	Increase (Decrease) from December 31 2021
United Kingdom	$40,668	$18,840	$7,447	$2,308	$69,263	$(1,293)	$67,970	$13,001
Germany	27,446	8,504	2,259	2,202	40,411	(896)	39,515	5,690
Japan	19,920	1,567	2,462	5,102	29,051	(835)	28,216	10,954
France	12,162	8,932	1,314	3,637	26,045	(894)	25,151	244
Canada	9,175	9,615	1,532	3,533	23,855	(572)	23,283	(3,028)
Australia	10,940	7,125	555	3,081	21,701	(297)	21,404	100
Brazil	7,338	1,372	845	4,147	13,702	(190)	13,512	762
China	9,903	548	1,433	1,411	13,295	(333)	12,962	380
Singapore	4,540	620	299	6,708	12,167	(58)	12,109	1,444
Netherlands	5,588	4,651	1,024	907	12,170	(609)	11,561	1,965
India	7,412	351	507	2,326	10,596	(153)	10,443	1,812
Switzerland	5,934	3,762	342	380	10,418	(201)	10,217	1,642
South Korea	6,125	709	713	1,786	9,333	(143)	9,190	1,038
Hong Kong	5,495	505	333	1,137	7,470	(36)	7,434	107
Ireland	5,902	1,034	215	379	7,530	(170)	7,360	1,821
Mexico	4,314	1,390	162	1,065	6,931	(201)	6,730	268
Spain	2,333	1,574	685	1,316	5,908	(139)	5,769	(151)
Belgium	2,495	1,456	342	667	4,960	(237)	4,723	(308)
Italy	2,520	1,168	438	411	4,537	(526)	4,011	(1,193)
Sweden	1,361	1,318	480	412	3,571	(200)	3,371	397
Total top 20 non-U.S. countries exposure	$191,571	$75,041	$23,387	$42,915	$332,914	$(7,983)	$324,931	$36,945
Our largest non-U.S. country exposure at March 31, 2022 was the United Kingdom with net exposure of $68.0 billion, which represents a $13.0 billion increase from December 31, 2021. Our second largest non-U.S. country exposure was Germany with net exposure of $39.5 billion at March 31, 2022, a $5.7 billion increase from December 31, 2021. The increase in both of these countries was primarily driven by an increase in deposits with central banks.

Bank of America 36

Allowance for Credit Losses
The allowance for credit losses decreased $360 million from December 31, 2021 to $13.5 billion at March 31, 2022, which included a $323 million reserve decrease related to the consumer portfolio and a $37 million reserve decrease related to the commercial portfolio. The decrease in the allowance was primarily driven by credit quality improvement, offset by a reserve build related to Russian exposure and loan growth.
Table 37 presents an allocation of the allowance for credit losses by product type at March 31, 2022 and December 31, 2021.

Table 37	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	March 31, 2022			December 31, 2021
Allowance for loan and lease losses
Residential mortgage	$301	2.49%	0.13%	$351	2.83%	0.16%
Home equity	172	1.42	0.64	206	1.66	0.74
Credit card	5,684	46.97	7.16	5,907	47.70	7.25
Direct/Indirect consumer	512	4.23	0.48	523	4.22	0.51
Other consumer	46	0.38	n/m	46	0.37	n/m
Total consumer	6,715	55.49	1.53	7,033	56.78	1.62
U.S. commercial (2)	2,966	24.50	0.85	3,019	24.37	0.87
Non-U.S. commercial	1,155	9.54	0.94	975	7.87	0.86
Commercial real estate	1,218	10.06	1.95	1,292	10.43	2.05
Commercial lease financing	50	0.41	0.36	68	0.55	0.46
Total commercial	5,389	44.51	0.98	5,354	43.22	1.00
Allowance for loan and lease losses	12,104	100.00%	1.23	12,387	100.00%	1.28
Reserve for unfunded lending commitments	1,379			1,456
Allowance for credit losses	$13,483			$13,843
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $1.0 billion and $1.2 billion at March 31, 2022 and December 31, 2021.
n/m = not meaningful
Net charge-offs for the three months ended March 31, 2022 were $392 million compared to $823 million for the same period in 2021 driven by decreases across most products. The provision for credit losses increased $1.9 billion to an expense of $30 million for the three months ended March 31, 2022 compared to the same period in 2021. The allowance for credit losses had a reserve release of $360 million for the three months ended March 31, 2022, primarily driven by credit quality improvements. The provision for credit losses for the consumer portfolio, including unfunded lending commitments, increased $770 million to an expense of $14 million for the three months ended March 31, 2022 compared to the same period in 2021. The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $1.1 billion to an expense of $16 million for the three months ended March 31, 2022 compared to the same period in 2021.
Table 38 presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for the three months ended March 31, 2022 and 2021. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

37 Bank of America

Table 38	Allowance for Credit Losses

		Three Months Ended March 31
(Dollars in millions)		2022	2021
Allowance for loan and lease losses, January 1		$12,387	$18,802
Loans and leases charged off
Residential mortgage		(10)	(9)
Home equity		(13)	(6)
Credit card		(473)	(800)
Direct/Indirect consumer		(62)	(102)
Other consumer		(84)	(75)
Total consumer charge-offs		(642)	(992)
U.S. commercial (1)		(67)	(156)
Non-U.S. commercial		(2)	(26)
Commercial real estate		(23)	(12)
Total commercial charge-offs		(92)	(194)
Total loans and leases charged off		(734)	(1,186)
Recoveries of loans and leases previously charged off
Residential mortgage		20	13
Home equity		43	41
Credit card		176	166
Direct/Indirect consumer		58	71
Other consumer		5	8
Total consumer recoveries		302	299
U.S. commercial (2)		39	63
Non-U.S. commercial		1	—
Commercial real estate		—	1
Total commercial recoveries		40	64
Total recoveries of loans and leases previously charged off		342	363
Net charge-offs		(392)	(823)
Provision for loan and lease losses		108	(1,811)
Other		1	—
Allowance for loan and lease losses, March 31		12,104	16,168
Reserve for unfunded lending commitments, January 1		1,456	1,878
Provision for unfunded lending commitments		(78)	(49)
Other		1	—
Reserve for unfunded lending commitments, March 31		1,379	1,829
Allowance for credit losses, March 31		$13,483	$17,997

Loan and allowance ratios (3) :
Loans and leases outstanding at March 31		$986,034	$896,085
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at March 31		1.23%	1.80%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at March 31		1.53	2.10
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at March 31		0.98	1.55
Average loans and leases outstanding		$970,491	$901,587
Annualized net charge-offs as a percentage of average loans and leases outstanding		0.16%	0.37%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at March 31		262	313
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs		7.62	4.85
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at March 31 (4)		$6,646	$8,710
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at March 31 (4)		118%	144%
(1)Includes U.S. small business commercial charge-offs of $56 million and $101 million for the three months ended March 31, 2022 and 2021.
(2)Includes U.S. small business commercial recoveries of $14 million and $20 million for the three months ended March 31, 2022 and 2021.
(3)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(4)Primarily includes amounts related to credit card and unsecured consumer lending portfolios in Consumer Banking.

Bank of America 38

Market Risk Management
For more information on our market risk management process, see Market Risk Management in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
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
Table 39 presents the total market-based portfolio VaR, which is the combination of the total covered positions (and less liquid trading positions) portfolio and the fair value option portfolio. For more information on the market risk VaR for trading activities, see Trading Risk Management in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
The total market-based portfolio VaR results in Table 39 include market risk to which we are exposed from all business segments, excluding credit valuation adjustment (CVA), DVA and related hedges. The majority of this portfolio is within the Global Markets segment.
Table 39 presents period-end, average, high and low daily trading VaR for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021 using a 99 percent confidence level. The amounts disclosed in Table 39 and Table 40 align to the view of covered positions used in the Basel 3 capital calculations. Foreign exchange and commodity positions are always considered covered positions, regardless of trading or banking treatment for the trade, except for structural foreign currency positions that are excluded with prior regulatory approval.
The average of total covered positions and less liquid trading positions portfolio VaR increased for the three months ended March 31, 2022 compared to the prior quarter primarily due to decreased diversification benefit across Equities and FICC and increased FX exposures through market making activities.

Table 39	Market Risk VaR for Trading Activities

	Three Months Ended
	March 31, 2022				December 31, 2021				March 31, 2021
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)
Foreign exchange	$20	$18	$24	$13	$11	$9	$13	$6	$13	$10	$17	$5
Interest rate	49	36	56	25	54	35	57	16	53	35	53	18
Credit	55	64	71	52	73	73	84	65	58	64	82	53
Equity	23	23	28	19	21	25	34	20	22	24	35	19
Commodities	13	10	18	7	6	8	11	5	4	9	28	4
Portfolio diversification	(99)	(95)	—	—	(114)	(101)	—	—	(96)	(90)	—	—
Total covered positions portfolio	61	56	69	48	51	49	65	36	54	52	85	34
Impact from less liquid exposures (2)	17	23	—	—	8	14	—	—	9	22	—	—
Total covered positions and less liquid trading positions portfolio	78	79	135	61	59	63	102	46	63	74	125	47
Fair value option loans	63	54	63	45	51	50	65	41	48	56	64	37
Fair value option hedges	22	18	22	16	15	16	18	14	15	13	16	11
Fair value option portfolio diversification	(51)	(35)	—	—	(27)	(29)	—	—	(33)	(24)	—	—
Total fair value option portfolio	34	37	41	31	39	37	42	30	30	45	53	30
Portfolio diversification	(18)	(19)	—	—	(24)	(20)	—	—	(19)	(1)	—	—
Total market-based portfolio	$94	$97	153	70	$74	$80	161	54	$74	$118	169	62
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
The following graph presents the daily covered positions and less liquid trading positions portfolio VaR for the previous five quarters, corresponding to the data in Table 39.

39 Bank of America

Additional VaR statistics produced within our single VaR model are provided in Table 40 at the same level of detail as in Table 39. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio, as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 40 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for the three months ended March 31, 2022, December 31, 2021 and March 31, 2021.

Table 40	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	Three Months Ended
	March 31, 2022		December 31, 2021		March 31, 2021
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$18	$12	$9	$6	$10	$6
Interest rate	36	16	35	17	35	17
Credit	64	27	73	23	64	18
Equity	23	13	25	11	24	12
Commodities	10	6	8	4	9	4
Portfolio diversification	(95)	(47)	(101)	(36)	(90)	(34)
Total covered positions portfolio	56	27	49	25	52	23
Impact from less liquid exposures	23	3	14	1	22	3
Total covered positions and less liquid trading positions portfolio	79	30	63	26	74	26
Fair value option loans	54	14	50	13	56	14
Fair value option hedges	18	10	16	9	13	7
Fair value option portfolio diversification	(35)	(12)	(29)	(10)	(24)	(6)
Total fair value option portfolio	37	12	37	12	45	15
Portfolio diversification	(19)	(8)	(20)	(8)	(1)	(8)
Total market-based portfolio	$97	$34	$80	$30	$118	$33
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. For more information on our backtesting process, see Trading Risk Management – Backtesting in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
During the three months ended March 31, 2022, there were no days where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period.
Total Trading-related Revenue
Total trading-related revenue, excluding brokerage fees, and CVA, DVA and funding valuation adjustment gains (losses), represents the total amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. For more information, see Trading Risk Management – Total Trading-related Revenue in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended March 31, 2022 compared to the three months ended December 31, 2021. During the three months ended March 31, 2022, positive trading-related revenue was recorded for 100 percent of the trading days, of which 95 percent were daily trading gains of over $25 million. This compares to the three months ended December 31, 2021 where positive trading-related revenue was recorded for 92 percent of the trading days, of which 67 percent were daily trading gains of over $25 million, and the largest loss was $45 million.

Histogram of Daily Trading-related Revenue
30
25
20
15
10
5
0
Number of Days
-50 to -25
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Three Months Ended Dec 31, 2021
Three Months Ended Mar 31, 2022

Trading Portfolio Stress Testing
Because the very nature of a VaR model suggests results can exceed our estimates and it is dependent on a limited historical window, we also stress test our portfolio using scenario analysis. This analysis estimates the change in the value of our trading portfolio that may result from abnormal market movements. For more information, see Trading Risk Management – Trading Portfolio Stress Testing in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.

Bank of America 40

Interest Rate Risk Management for the Banking Book
The following discussion presents net interest income for banking book activities. For more information, see Interest Rate Risk Management for the Banking Book in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
Table 41 presents the spot and 12-month forward rates used in our baseline forecasts at March 31, 2022 and December 31, 2021.

Table 41	Forward Rates

	March 31, 2022
	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	0.50%	0.96%	2.41%
12-month forward rates	3.00	3.11	2.47

	December 31, 2021
Spot rates	0.25%	0.21%	1.58%
12-month forward rates	1.00	1.07	1.84
Table 42 shows the pretax impact to forecasted net interest income over the next 12 months from March 31, 2022 and December 31, 2021 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically, we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment. The interest rate scenarios also assume U.S. dollar rates are floored at zero.
During the three months ended March 31, 2022, the overall decrease in asset sensitivity of our balance sheet to Up-rate and Down-rate scenarios was primarily due to an increase in long-end rates. We continue to be asset sensitive to a parallel upward move in interest rates with the majority of that impact coming from the short end of the yield curve. Additionally, higher interest rates negatively impact the fair value of our debt securities classified as available for sale and adversely affect accumulated other comprehensive income and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital would be reduced over time by offsetting positive impacts to net interest income generated from the banking book activities. For more information on Basel 3, see Capital Management – Regulatory Capital on page 18.

Table 42	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes

	Short Rate (bps)	Long Rate (bps)
(Dollars in millions)			March 31, 2022	December 31, 2021
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$5,383	$6,542
-25 bps instantaneous shift	-25	-25	(1,424)	(2,092)
Flatteners
Short-end instantaneous change	+100	—	4,856	4,982
Long-end instantaneous change	—	-25	(162)	(735)
Steepeners
Short-end instantaneous change	-25	—	(1,259)	(1,344)
Long-end instantaneous change	—	+100	554	1,646
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
Changes in interest rates impact the value of interest rate lock commitments (IRLCs) and the related residential first

41 Bank of America

mortgage loans held-for-sale (LHFS), as well as the value of the MSRs. Because the interest rate risks of these hedged items offset, we combine them into one overall hedged item with one combined economic hedge portfolio consisting of derivative contracts and securities. For more information on IRLCs and the related residential mortgage LHFS, see Mortgage Banking Risk Management in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
During the three months ended March 31, 2022 and 2021, we recorded gains of $14 million and $13 million related to the change in fair value of MSRs, IRLCs and LHFS, net of gains and losses on the hedge portfolio. For more information on MSRs, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.
Climate Risk Management
Climate-related risks are divided into two major categories: (1) risks related to the transition to a low-carbon economy, which may entail extensive policy, legal, technology and market changes, and (2) risks related to the physical impacts of climate change, driven by extreme weather events, such as hurricanes and floods, as well as chronic longer-term shifts, such as rising average global temperatures and sea levels. These changes and events can have broad impacts on operations, supply chains, distribution networks, customers and markets and are otherwise referred to, respectively, as transition risk and physical risk. These risks can impact both financial and nonfinancial risk types. The impacts of transition risk can lead to and amplify credit risk or market risk by reducing our customers’ operating income or the value of their assets as well as expose us to reputational and/or litigation risk due to increased regulatory scrutiny or negative public sentiment. Physical risk can lead to increased credit risk by diminishing borrowers’ repayment capacity or impacting the value of collateral. In addition, it could pose increased operational risk to our facilities and people.
In 2021, we publicly announced our goal to achieve net zero greenhouse gas emissions in our financing activities, operations and supply chain before 2050 (Net Zero Goal). We also committed to set emission reduction targets for 2030. In connection with this commitment, on April 13, 2022, we published our first targets to reduce emissions by 2030 associated with our financing activities in the auto manufacturing, energy and power generation sectors (2030 Targets). These reduction targets are intended to align with the goal to limit warming to 1.5 degrees Celsius.
We plan to disclose our 2019 financed emissions baseline for our auto manufacturing, energy and power generation sectors along with 2020 data in our 2022 Task Force for Climate-related Financial Disclosures (TCFD) Report that we expect to publish in the Fall of 2022. We also plan to disclose the financed emissions for our entire business loan portfolio in 2023.

Achieving our Net Zero Goal and 2030 Targets will require technological advances, clearly defined roadmaps for industry sectors, public policies, including those that improve the cost of capital for net zero transition and better emissions data reporting, as well as ongoing, strong and active engagement with clients, suppliers, investors, government officials and other stakeholders.
Given the extended period of these and other climate-related goals we have established, our initiatives have not resulted in a significant effect on our results of operations or financial condition in the relevant periods presented herein, and are not expected to have a significant effect on our results of operations or financial condition in the near-term.
For more information on our governance framework and climate risk management process, see the Managing Risk and Climate Risk Management sections in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K. For more information on climate risk, see Item 1A. Risk Factors – Other of the Corporation’s 2021 Annual Report on Form 10-K. For more information about climate-related matters and the Corporation’s climate-related goals and commitments, including our plans to achieve our Net Zero Goal and progress on our sustainable finance goals, see the Corporation’s website and the 2021 Annual Report to shareholders available on the Investor Relations portion of our website. The contents of the Corporation’s website and the 2021 Annual Report to shareholders are not incorporated by reference into this Quarterly Report on Form 10-Q.
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
Complex Accounting Estimates
Our significant accounting principles, are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments. For more information, see Complex Accounting Estimates in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.

Bank of America 42

Non-GAAP Reconciliations
Table 43 provides reconciliations of certain non-GAAP financial measures to the most closely related GAAP financial measures.

Table 43	Period-end and Average Supplemental Financial Data and Reconciliations to GAAP Financial Measures (1)

	Period-end		Average
	March 31 2022	December 31 2021	Three Months Ended March 31
(Dollars in millions)			2022	2021
Shareholders’ equity	$266,617	$270,066	$269,309	$274,047
Goodwill	(69,022)	(69,022)	(69,022)	(68,951)
Intangible assets (excluding MSRs)	(2,133)	(2,153)	(2,146)	(2,146)
Related deferred tax liabilities	926	929	929	920
Tangible shareholders’ equity	$196,388	$199,820	$199,070	$203,870
Preferred stock	(27,137)	(24,708)	(26,444)	(24,399)
Tangible common shareholders’ equity	$169,251	$175,112	$172,626	$179,471

Total assets	$3,238,223	$3,169,495
Goodwill	(69,022)	(69,022)
Intangible assets (excluding MSRs)	(2,133)	(2,153)
Related deferred tax liabilities	926	929
Tangible assets	$3,167,994	$3,099,249
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

43 Bank of America

Part I. Financial Information
Item 1. Financial Statements
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended March 31
(In millions, except per share information)	2022	2021
Net interest income
Interest income	$12,894	$11,395
Interest expense	1,322	1,198
Net interest income	11,572	10,197

Noninterest income
Fees and commissions	8,985	9,536
Market making and similar activities	3,238	3,529
Other income	(567)	(441)
Total noninterest income	11,656	12,624
Total revenue, net of interest expense	23,228	22,821

Provision for credit losses	30	(1,860)

Noninterest expense
Compensation and benefits	9,482	9,736
Occupancy and equipment	1,760	1,830
Information processing and communications	1,540	1,425
Product delivery and transaction related	933	977
Marketing	397	371
Professional fees	450	403
Other general operating	757	773
Total noninterest expense	15,319	15,515
Income before income taxes	7,879	9,166
Income tax expense	812	1,116
Net income	$7,067	$8,050
Preferred stock dividends	467	490
Net income applicable to common shareholders	$6,600	$7,560

Per common share information
Earnings	$0.81	$0.87
Diluted earnings	0.80	0.86
Average common shares issued and outstanding	8,136.8	8,700.1
Average diluted common shares issued and outstanding	8,202.1	8,755.6

Consolidated Statement of Comprehensive Income

	Three Months Ended March 31
(Dollars in millions)	2022	2021
Net income	$7,067	$8,050
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	(3,447)	(840)
Net change in debit valuation adjustments	261	116
Net change in derivatives	(5,179)	(1,114)
Employee benefit plan adjustments	24	51
Net change in foreign currency translation adjustments	28	(29)
Other comprehensive income (loss)	(8,313)	(1,816)
Comprehensive income (loss)	$(1,246)	$6,234

See accompanying Notes to Consolidated Financial Statements.

Bank of America 44

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	March 31 2022	December 31 2021
(Dollars in millions)
Assets
Cash and due from banks	$29,769	$29,222
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	244,165	318,999
Cash and cash equivalents	273,934	348,221
Time deposits placed and other short-term investments	5,645	7,144
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $174,685 and $150,665 measured at fair value)	302,108	250,720
Trading account assets (includes $118,191 and $103,434 pledged as collateral)	313,400	247,080
Derivative assets	48,231	35,344
Debt securities:
Carried at fair value	297,700	308,073
Held-to-maturity, at cost (fair value – $620,876 and $665,890)	672,180	674,554
Total debt securities	969,880	982,627
Loans and leases (includes $7,111 and $7,819 measured at fair value)	993,145	979,124
Allowance for loan and lease losses	(12,104)	(12,387)
Loans and leases, net of allowance	981,041	966,737
Premises and equipment, net	10,820	10,833
Goodwill	69,022	69,022
Loans held-for-sale (includes $3,203 and $4,455 measured at fair value)	10,270	15,635
Customer and other receivables	83,622	72,263
Other assets (includes $12,807 and $12,144 measured at fair value)	170,250	163,869
Total assets	$3,238,223	$3,169,495

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$787,045	$784,189
Interest-bearing (includes $446 and $408 measured at fair value)	1,178,451	1,165,914
Deposits in non-U.S. offices:
Noninterest-bearing	27,589	27,457
Interest-bearing	79,324	86,886
Total deposits	2,072,409	2,064,446
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $155,239 and $139,641 measured at fair value)	214,685	192,329
Trading account liabilities	117,122	100,690
Derivative liabilities	44,266	37,675
Short-term borrowings (includes $3,487 and $4,279 measured at fair value)	24,789	23,753
Accrued expenses and other liabilities (includes $12,053 and $11,489 measured at fair value and $1,379 and $1,456 of reserve for unfunded lending commitments)	219,625	200,419
Long-term debt (includes $30,459 and $29,708 measured at fair value)	278,710	280,117
Total liabilities	2,971,606	2,899,429
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities and Note 10 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 4,037,686 and 3,939,686 shares	27,137	24,708
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 8,062,102,236 and 8,077,831,463 shares	59,968	62,398
Retained earnings	192,929	188,064
Accumulated other comprehensive income (loss)	(13,417)	(5,104)
Total shareholders’ equity	266,617	270,066
Total liabilities and shareholders’ equity	$3,238,223	$3,169,495

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$2,160	$5,004
Loans and leases	15,946	17,135
Allowance for loan and lease losses	(880)	(958)
Loans and leases, net of allowance	15,066	16,177
All other assets	417	189
Total assets of consolidated variable interest entities	$17,643	$21,370
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $32 and $51 of non-recourse short-term borrowings)	$228	$247
Long-term debt (includes $3,557 and $3,587 of non-recourse debt)	3,557	3,587
All other liabilities (includes $5 and $7 of non-recourse liabilities)	6	7
Total liabilities of consolidated variable interest entities	$3,791	$3,841
See accompanying Notes to Consolidated Financial Statements.

45 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, December 31, 2020	$24,510	8,650.8	$85,982	$164,088	$(1,656)	$272,924
Net income				8,050		8,050
Net change in debt securities					(840)	(840)
Net change in debit valuation adjustments					116	116
Net change in derivatives					(1,114)	(1,114)
Employee benefit plan adjustments					51	51
Net change in foreign currency translation adjustments					(29)	(29)
Dividends declared:
Common				(1,563)		(1,563)
Preferred				(490)		(490)
Issuance of preferred stock	902					902
Redemption of preferred stock	(1,093)					(1,093)
Common stock issued under employee plans, net, and other		40.0	559	(3)		556
Common stock repurchased		(101.1)	(3,470)			(3,470)
Balance, March 31, 2021	$24,319	8,589.7	$83,071	$170,082	$(3,472)	$274,000
Balance, December 31, 2021	$24,708	8,077.8	$62,398	$188,064	$(5,104)	$270,066
Net income				7,067		7,067
Net change in debt securities					(3,447)	(3,447)
Net change in debit valuation adjustments					261	261
Net change in derivatives					(5,179)	(5,179)
Employee benefit plan adjustments					24	24
Net change in foreign currency translation adjustments					28	28
Dividends declared:
Common				(1,706)		(1,706)
Preferred				(467)		(467)
Issuance of preferred stock	2,429					2,429
Common stock issued under employee plans, net, and other		41.7	220	(29)		191
Common stock repurchased		(57.4)	(2,650)			(2,650)
Balance, March 31, 2022	$27,137	8,062.1	$59,968	$192,929	$(13,417)	$266,617

See accompanying Notes to Consolidated Financial Statements.

Bank of America 46

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Three Months Ended March 31
(Dollars in millions)	2022	2021
Operating activities
Net income	$7,067	$8,050
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	30	(1,860)
Gains on sales of debt securities	(7)	—
Depreciation and amortization	494	461
Net amortization of premium/discount on debt securities	905	1,530
Deferred income taxes	47	566
Stock-based compensation	739	853
Loans held-for-sale:
Originations and purchases	(6,832)	(8,253)
Proceeds from sales and paydowns of loans originally classified as held for sale and instruments from related securitization activities	12,934	9,383
Net change in:
Trading and derivative assets/liabilities	(64,939)	(53,756)
Other assets	(14,876)	(23,477)
Accrued expenses and other liabilities	19,820	12,186
Other operating activities, net	(812)	1,989
Net cash used in operating activities	(45,430)	(52,328)
Investing activities
Net change in:
Time deposits placed and other short-term investments	1,499	(1,313)
Federal funds sold and securities borrowed or purchased under agreements to resell	(51,388)	44,911
Debt securities carried at fair value:
Proceeds from sales	2,341	491
Proceeds from paydowns and maturities	29,654	37,105
Purchases	(35,661)	(79,075)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	21,496	31,703
Purchases	(19,599)	(169,930)
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	2,042	2,263
Purchases	(1,624)	(1,053)
Other changes in loans and leases, net	(16,193)	22,585
Other investing activities, net	(975)	(767)
Net cash used in investing activities	(68,408)	(113,080)
Financing activities
Net change in:
Deposits	7,878	89,458
Federal funds purchased and securities loaned or sold under agreements to repurchase	22,356	29,120
Short-term borrowings	1,036	2,403
Long-term debt:
Proceeds from issuance	21,123	13,132
Retirement	(8,241)	(13,991)
Preferred stock:
Proceeds from issuance	2,429	902
Redemption	—	(1,093)
Common stock repurchased	(2,650)	(3,470)
Cash dividends paid	(2,222)	(2,114)
Other financing activities, net	(823)	(720)
Net cash provided by financing activities	40,886	113,627
Effect of exchange rate changes on cash and cash equivalents	(1,335)	(2,581)
Net decrease in cash and cash equivalents	(74,287)	(54,362)
Cash and cash equivalents at January 1	348,221	380,463
Cash and cash equivalents at March 31	$273,934	$326,101

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
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, and related notes thereto, of the Corporation’s 2021 Annual Report on Form 10-K.
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
Accounting Standards Issued and Not Yet Adopted
Hedge Accounting
The FASB issued a new accounting standard effective on January 1, 2023, with early adoption permitted, that makes targeted improvements to the application of the fair value hedge accounting guidance for closed portfolios of financial assets. Upon adoption, the application of these hedge strategies would be applied prospectively.
Financial Instruments – Credit Losses
The FASB amended the accounting and disclosure requirements for expected credit losses by removing the recognition and measurement guidance on troubled debt restructurings (TDRs) and enhancing certain disclosures. The amendments are effective on January 1, 2023 with early adoption permitted. The effects of this change on the Corporation’s financial statements have not yet been determined, but are not expected to have a material impact on its consolidated financial position, results of operations or disclosures in the Notes to the Consolidated Financial Statements.

Bank of America 48

NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for the three months ended March 31, 2022 and 2021. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K. For a disaggregation of noninterest income by business segment and All Other, see Note 17 – Business Segment Information.

	Three Months Ended March 31
(Dollars in millions)	2022	2021
Net interest income
Interest income
Loans and leases	$7,352	$7,234
Debt securities	3,823	2,730
Federal funds sold and securities borrowed or purchased under agreements to resell (1)	(7)	(7)
Trading account assets	1,081	872
Other interest income	645	566
Total interest income	12,894	11,395

Interest expense
Deposits	164	133
Short-term borrowings (1)	(112)	(79)
Trading account liabilities	364	246
Long-term debt	906	898
Total interest expense	1,322	1,198
Net interest income	$11,572	$10,197

Noninterest income
Fees and commissions
Card income
Interchange fees (2)	$935	$1,067
Other card income	468	368
Total card income	1,403	1,435
Service charges
Deposit-related fees	1,530	1,495
Lending-related fees	303	297
Total service charges	1,833	1,792
Investment and brokerage services
Asset management fees	3,286	3,002
Brokerage fees	1,006	1,061
Total investment and brokerage services	4,292	4,063
Investment banking fees
Underwriting income	672	1,546
Syndication fees	312	300
Financial advisory services	473	400
Total investment banking fees	1,457	2,246
Total fees and commissions	8,985	9,536
Market making and similar activities	3,238	3,529
Other income (loss)	(567)	(441)
Total noninterest income	$11,656	$12,624
(1)For more information on negative interest, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
(2)Gross interchange fees and merchant income were $2.9 billion and $2.5 billion for the three months ended March 31, 2022 and 2021 and are presented net of $2.0 billion and $1.4 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

49 Bank of America

NOTE 3 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles and Note 3 –
Derivatives to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at March 31, 2022 and December 31, 2021. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		March 31, 2022
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$23,716.6	$133.4	$12.3	$145.7	$130.1	$16.0	$146.1
Futures and forwards	4,547.3	8.9	—	8.9	8.4	—	8.4
Written options	1,696.9	—	—	—	34.4	—	34.4
Purchased options	1,658.7	37.7	—	37.7	—	—	—
Foreign exchange contracts
Swaps	1,453.0	33.6	0.3	33.9	33.3	0.3	33.6
Spot, futures and forwards	5,124.9	53.4	0.3	53.7	52.8	0.3	53.1
Written options	420.4	—	—	—	6.5	—	6.5
Purchased options	365.0	6.3	—	6.3	—	—	—
Equity contracts
Swaps	421.9	13.5	—	13.5	14.1	—	14.1
Futures and forwards	124.3	5.1	—	5.1	1.5	—	1.5
Written options	815.7	—	—	—	58.5	—	58.5
Purchased options	711.0	51.7	—	51.7	—	—	—
Commodity contracts
Swaps	55.9	6.5	—	6.5	9.8	—	9.8
Futures and forwards	142.7	2.8	—	2.8	1.9	0.6	2.5
Written options	62.7	—	—	—	5.3	—	5.3
Purchased options	53.7	6.7	—	6.7	—	—	—
Credit derivatives (2)
Purchased credit derivatives:
Credit default swaps	356.3	3.5	—	3.5	4.1	—	4.1
Total return swaps/options	133.7	2.1	—	2.1	1.6	—	1.6
Written credit derivatives:
Credit default swaps	338.4	3.8	—	3.8	2.9	—	2.9
Total return swaps/options	119.8	0.7	—	0.7	0.8	—	0.8
Gross derivative assets/liabilities		$369.7	$12.9	$382.6	$366.0	$17.2	$383.2
Less: Legally enforceable master netting agreements				(300.3)			(300.3)
Less: Cash collateral received/paid				(34.1)			(38.6)
Total derivative assets/liabilities				$48.2			$44.3
(1)Represents the total contract/notional amount of derivative assets and liabilities outstanding.
(2)The net derivative asset and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $707 million and $317.2 billion at March 31, 2022.

Bank of America 50

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
Offsetting of Derivatives
The Corporation enters into International Swaps and Derivatives Association, Inc. (ISDA) master netting agreements or similar agreements with substantially all of the Corporation’s derivative counterparties. For more information, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at March 31, 2022 and December 31, 2021 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements, which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 9 – Securities Financing Agreements and Restricted Cash.

51 Bank of America

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	March 31, 2022		December 31, 2021
Interest rate contracts
Over-the-counter	$158.8	$152.9	$171.3	$166.3
Exchange-traded	0.5	0.2	0.2	—
Over-the-counter cleared	32.8	33.5	22.6	22.5
Foreign exchange contracts
Over-the-counter	90.4	90.8	67.9	70.5
Over-the-counter cleared	1.2	1.2	1.1	1.1
Equity contracts
Over-the-counter	28.4	28.2	29.2	32.9
Exchange-traded	41.1	40.6	38.3	38.4
Commodity contracts
Over-the-counter	11.5	13.9	6.1	7.6
Exchange-traded	3.2	3.0	1.4	1.3
Over-the-counter cleared	0.2	0.2	0.1	0.1
Credit derivatives
Over-the-counter	8.1	7.0	5.2	5.3
Over-the-counter cleared	1.9	2.0	1.8	1.8
Total gross derivative assets/liabilities, before netting
Over-the-counter	297.2	292.8	279.7	282.6
Exchange-traded	44.8	43.8	39.9	39.7
Over-the-counter cleared	36.1	36.9	25.6	25.5
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(258.0)	(262.0)	(250.3)	(254.6)
Exchange-traded	(41.9)	(41.9)	(37.8)	(37.8)
Over-the-counter cleared	(34.5)	(35.0)	(25.0)	(25.4)
Derivative assets/liabilities, after netting	43.7	34.6	32.1	30.0
Other gross derivative assets/liabilities (2)	4.5	9.7	3.2	7.7
Total derivative assets/liabilities	48.2	44.3	35.3	37.7
Less: Financial instruments collateral (3)	(14.2)	(8.4)	(11.8)	(10.6)
Total net derivative assets/liabilities	$34.0	$35.9	$23.5	$27.1
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
Fair Value Hedges
The table below summarizes information related to fair value hedges for the three months ended March 31, 2022 and 2021.

Gains and Losses on Derivatives Designated as Fair Value Hedges

	Three Months Ended March 31
	2022		2021
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$(11,034)	$11,219	$(8,063)	$8,002
Interest rate and foreign currency risk on long-term debt (2)	(9)	8	(28)	26
Interest rate risk on available-for-sale securities (3)	9,585	(9,668)	5,241	(5,150)
Total	$(1,458)	$1,559	$(2,850)	$2,878
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)For the three months ended March 31, 2022, and 2021, the derivative amount includes gains (losses) of $(21) million and $(34) million in interest expense, $14 million and $8 million in market making and similar activities, and $(2) million and $(2) million in accumulated other comprehensive income (OCI), respectively. Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
(3)Amounts are recorded in interest income in the Consolidated Statement of Income.

Bank of America 52

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

Designated Fair Value Hedged Assets and Liabilities

	March 31, 2022		December 31, 2021
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt (2)	$181,212	$(6,968)	$181,745	$3,987
Available-for-sale debt securities (2, 3, 4)	203,697	(10,118)	209,038	(2,294)
Trading account assets (5)	10,601	283	2,067	32
(1)Increase (decrease) to carrying value.
(2)At March 31, 2022 and December 31, 2021, the cumulative fair value adjustments remaining on long-term debt and available-for-sale debt securities from discontinued hedging relationships resulted in an increase in the related liability of $1.3 billion and $1.5 billion and a decrease in the related asset of $4.2 billion and $1.0 billion, which are being amortized over the remaining contractual life of the de-designated hedged items.
(3)These amounts include the amortized cost of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship (i.e. last-of-layer hedging relationship). At March 31, 2022 and December 31, 2021, the amortized cost of the closed portfolios used in these hedging relationships was $19.5 billion and $21.1 billion, of which $6.2 billion and $6.9 billion was designated in the last-of-layer hedging relationship. At March 31, 2022 and December 31, 2021 the cumulative adjustment associated with these hedging relationships was a decrease of $370 million and $172 million.
(4)Carrying value represents amortized cost.
(5)Represents hedging activities related to certain commodities inventory.
Cash Flow and Net Investment Hedges
The table below summarizes certain information related to cash flow hedges and net investment hedges for the three months ended March 31, 2022 and 2021. Of the $7.1 billion after-tax net loss ($9.4 billion pretax) on derivatives in accumulated OCI at March 31, 2022, losses of $1.0 billion after-tax ($1.4 billion pretax) related to both open and terminated cash flow hedges are expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily decrease net interest income related to the respective hedged items. For terminated cash flow hedges, the time period over which the majority of the forecasted transactions are hedged is approximately three years, with a maximum length of time for certain forecasted transactions of 14 years.

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Three Months Ended March 31
	2022		2021
(Dollars in millions, amounts pretax)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI
Cash flow hedges
Interest rate risk on variable-rate assets (1)	$(6,774)	$(8)	$(1,057)	$37
Price risk on forecasted MBS purchases (1)	(90)	3	(393)	9
Price risk on certain compensation plans (2)	(27)	12	24	12
Total	$(6,891)	$7	$(1,426)	$58
Net investment hedges
Foreign exchange risk (3)	$219	$—	$727	$—
(1)Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. For the three months ended March 31, 2022 and 2021, amounts excluded from effectiveness testing and recognized in market making and similar activities were losses of $74 million and $2 million.

53 Bank of America

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The table below presents gains (losses) on these derivatives for the three months ended March 31, 2022 and 2021. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

	Three Months Ended March 31
(Dollars in millions)	2022	2021
Interest rate risk on mortgage activities (1, 2)	$(147)	$(171)
Credit risk on loans (2)	(3)	(17)
Interest rate and foreign currency risk on asset and liability management activities (3)	1,310	1,261
Price risk on certain compensation plans (4)	(335)	280
(1)Includes hedges of interest rate risk on mortgage servicing rights and interest rate lock commitments to originate mortgage loans that will be held for sale.
(2)Gains (losses) on these derivatives are recorded in other income.
(3)Gains (losses) on these derivatives are recorded in market making and similar activities.
(4)Gains (losses) on these derivatives are recorded in compensation and benefits expense.
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At both March 31, 2022 and December 31, 2021, the Corporation had transferred $4.8 billion of non-U.S. government-guaranteed mortgage-backed securities to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $4.8 billion at the transfer dates. At both March 31, 2022 and December 31, 2021, the fair value of the transferred securities was $5.0 billion.
Sales and Trading Revenue
The Corporation enters into trading derivatives to facilitate client transactions and to manage risk exposures arising from trading account assets and liabilities. It is the Corporation’s policy to include these derivative instruments in its trading activities, which include derivatives and non-derivative cash instruments. The resulting risk from these derivatives is managed on a portfolio basis as part of the Corporation’s Global Markets business segment. For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three months ended March 31, 2022 and 2021. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 17 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue

	Market Making and Similar Activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	Three Months Ended March 31, 2022
Interest rate risk	$589	$452	$69	$1,110
Foreign exchange risk	507	(17)	1	491
Equity risk	1,564	(60)	501	2,005
Credit risk	239	476	14	729
Other risk (2)	291	(33)	33	291
Total sales and trading revenue	$3,190	$818	$618	$4,626

	Three Months Ended March 31, 2021
Interest rate risk	$372	$463	$57	$892
Foreign exchange risk	407	(18)	2	391
Equity risk	1,282	36	516	1,834
Credit risk	802	363	114	1,279
Other risk (2)	607	(18)	20	609
Total sales and trading revenue	$3,470	$826	$709	$5,005
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $531 million and $548 million for the three months ended March 31, 2022 and 2021.
(2)Includes commodity risk.
Credit Derivatives
The Corporation enters into credit derivatives primarily to facilitate client transactions and to manage credit risk exposures. Credit derivatives are classified as investment and non-investment grade based on the credit quality of the underlying referenced obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments. The Corporation discloses internal categorizations of investment grade and non-investment grade consistent with how risk is managed for these instruments. For more information on credit derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.

Bank of America 54

Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at March 31, 2022 and December 31, 2021 are summarized in the table below.

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	March 31, 2022
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$7	$47	$154	$84	$292
Non-investment grade	118	748	914	835	2,615
Total	125	795	1,068	919	2,907
Total return swaps/options:
Investment grade	109	384	—	—	493
Non-investment grade	203	96	23	1	323
Total	312	480	23	1	816
Total credit derivatives	$437	$1,275	$1,091	$920	$3,723
Credit-related notes:
Investment grade	$—	$—	$—	$473	$473
Non-investment grade	3	2	10	1,158	1,173
Total credit-related notes	$3	$2	$10	$1,631	$1,646
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$34,299	$67,361	$95,140	$32,947	$229,747
Non-investment grade	16,222	32,141	45,880	14,440	108,683
Total	50,521	99,502	141,020	47,387	338,430
Total return swaps/options:
Investment grade	87,066	11,259	—	—	98,325
Non-investment grade	18,660	1,851	653	331	21,495
Total	105,726	13,110	653	331	119,820
Total credit derivatives	$156,247	$112,612	$141,673	$47,718	$458,250

	December 31, 2021
	Carrying Value
Credit default swaps:
Investment grade	$—	$5	$79	$49	$133
Non-investment grade	34	250	453	769	1,506
Total	34	255	532	818	1,639
Total return swaps/options:
Investment grade	35	388	—	—	423
Non-investment grade	105	—	16	—	121
Total	140	388	16	—	544
Total credit derivatives	$174	$643	$548	$818	$2,183
Credit-related notes:
Investment grade	$—	$—	$36	$412	$448
Non-investment grade	5	—	9	1,334	1,348
Total credit-related notes	$5	$—	$45	$1,746	$1,796
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$34,503	$66,334	$73,444	$17,844	$192,125
Non-investment grade	16,119	29,233	34,356	7,961	87,669
Total	50,622	95,567	107,800	25,805	279,794
Total return swaps/options:
Investment grade	49,626	11,494	78	—	61,198
Non-investment grade	22,621	717	642	73	24,053
Total	72,247	12,211	720	73	85,251
Total credit derivatives	$122,869	$107,778	$108,520	$25,878	$365,045
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

55 Bank of America

Credit-related Contingent Features and Collateral
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At March 31, 2022 and December 31, 2021, the Corporation held cash and securities collateral of $98.9 billion and $91.4 billion and posted cash and securities collateral of $83.0 billion and $79.3 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
In connection with certain OTC derivative contracts and other trading agreements, the Corporation can be required to provide additional collateral or to terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of the Corporation or certain subsidiaries. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. For more information on credit-related contingent features and collateral, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
At March 31, 2022, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $3.0 billion, including $1.5 billion for Bank of America, National Association.
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At March 31, 2022 and December 31, 2021, the liability recorded for these derivative contracts was not significant.
The following table presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at March 31, 2022 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch. The table also presents derivative liabilities that would be subject to unilateral termination by counterparties upon downgrade of the Corporation's or certain subsidiaries' long-term senior debt ratings.

Additional Collateral Required to be Posted and Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at March 31, 2022

(Dollars in millions)	One Incremental Notch	Second Incremental Notch
Additional collateral required to be posted upon downgrade
Bank of America Corporation	$454	$993
Bank of America, N.A. and subsidiaries (1)	110	730

Derivative liabilities subject to unilateral termination upon downgrade
Derivative liabilities	$68	$944
Collateral posted	59	604
(1)Included in Bank of America Corporation collateral requirements in this table.
Valuation Adjustments on Derivatives
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for the three months ended March 31, 2022 and 2021. For more information on the valuation adjustments on derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.

Valuation Adjustments Gains (Losses) on Derivatives (1)

	Three Months Ended March 31
(Dollars in millions)	2022	2021
Derivative assets (CVA)	$(59)	$155
Derivative assets/liabilities (FVA)	35	48
Derivative liabilities (DVA)	121	23
(1)At March 31, 2022 and December 31, 2021, cumulative CVA reduced the derivative assets balance by $497 million and $438 million, cumulative FVA reduced the net derivative balance by $144 million and $179 million, and cumulative DVA reduced the derivative liabilities balance by $433 million and $312 million.

Bank of America 56

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt securities, other debt securities carried at fair value and held-to-maturity (HTM) debt securities at March 31, 2022 and December 31, 2021.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	March 31, 2022				December 31, 2021
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$40,166	$293	$(965)	$39,494	$45,268	$1,257	$(186)	$46,339
Agency-collateralized mortgage obligations	2,985	11	(102)	2,894	3,331	74	(25)	3,380
Commercial	19,330	336	(436)	19,230	19,036	647	(79)	19,604
Non-agency residential (1)	502	5	(53)	454	591	25	(33)	583
Total mortgage-backed securities	62,983	645	(1,556)	62,072	68,226	2,003	(323)	69,906
U.S. Treasury and government agencies	193,081	1,186	(1,481)	192,786	197,853	1,610	(318)	199,145
Non-U.S. securities	15,192	—	(9)	15,183	11,933	—	—	11,933
Other taxable securities	4,007	12	(29)	3,990	2,725	39	(3)	2,761
Tax-exempt securities	15,325	81	(150)	15,256	15,155	317	(39)	15,433
Total available-for-sale debt securities	290,588	1,924	(3,225)	289,287	295,892	3,969	(683)	299,178
Other debt securities carried at fair value (2)	8,532	91	(210)	8,413	8,873	105	(83)	8,895
Total debt securities carried at fair value	299,120	2,015	(3,435)	297,700	304,765	4,074	(766)	308,073
Held-to-maturity debt securities
Agency mortgage-backed securities	542,601	619	(41,454)	501,766	553,721	3,855	(10,366)	547,210
U.S. Treasury and government agencies	120,863	—	(10,046)	110,817	111,859	254	(2,395)	109,718
Other taxable securities	8,754	5	(466)	8,293	9,011	147	(196)	8,962
Total held-to-maturity debt securities	672,218	624	(51,966)	620,876	674,591	4,256	(12,957)	665,890
Total debt securities (3,4)	$971,338	$2,639	$(55,401)	$918,576	$979,356	$8,330	$(13,723)	$973,963
(1)At March 31, 2022 and December 31, 2021, the underlying collateral type included approximately 16 percent and 21 percent prime and 84 percent and 79 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 14 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $106.0 billion and $111.9 billion at March 31, 2022 and December 31, 2021.
(4)The Corporation held debt securities from Fannie Mae (FNMA) and Freddie Mac (FHLMC) that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $334.7 billion and $201.4 billion, and a fair value of $310.5 billion and $185.7 billion at March 31, 2022, and an amortized cost of $345.3 billion and $205.3 billion, and a fair value of $342.5 billion and $202.4 billion at December 31, 2021.
At March 31, 2022, the accumulated net unrealized loss on AFS debt securities, excluding the amount related to debt securities previously transferred to held to maturity, included in accumulated OCI was $962 million, net of the related income tax benefit of $309 million. At March 31, 2022 and December 31, 2021, nonperforming AFS debt securities held by the Corporation were insignificant.
At March 31, 2022 and December 31, 2021, the Corporation had $254.4 billion and $268.5 billion in AFS debt securities, which were primarily U.S. agency and U.S. Treasury securities that have a zero credit loss assumption. For the remaining $34.9 billion and $30.7 billion in AFS debt securities at March 31, 2022 and December 31, 2021, the amount of expected credit losses was insignificant. Substantially all of the
Corporation's HTM debt securities consist of U.S. agency and U.S. Treasury securities and have a zero credit loss assumption.
At March 31, 2022 and December 31, 2021, the Corporation held equity securities at an aggregate fair value of $510 million and $513 million and other equity securities, as valued under the measurement alternative, at a carrying value of $296 million and $266 million, both of which are included in other assets. At March 31, 2022 and December 31, 2021, the Corporation also held money market investments at a fair value of $729 million and $707 million, which are included in time deposits placed and other short-term investments.
During the three months ended March 31, 2022 and 2021, gross realized gains and losses on the sales of AFS debt securities were not significant.

57 Bank of America

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at March 31, 2022 and December 31, 2021.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	March 31, 2022
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$20,605	$(908)	$929	$(57)	$21,534	$(965)
Agency-collateralized mortgage obligations	2,237	(100)	79	(2)	2,316	(102)
Commercial	7,574	(350)	776	(86)	8,350	(436)
Non-agency residential	268	(35)	110	(18)	378	(53)
Total mortgage-backed securities	30,684	(1,393)	1,894	(163)	32,578	(1,556)
U.S. Treasury and government agencies	141,076	(1,209)	16,011	(272)	157,087	(1,481)
Non-U.S. securities	760	(9)	—	—	760	(9)
Other taxable securities	683	(6)	334	(23)	1,017	(29)
Tax-exempt securities	755	(96)	2,285	(54)	3,040	(150)
Total AFS debt securities in a continuous unrealized loss position	$173,958	$(2,713)	$20,524	$(512)	$194,482	$(3,225)

	December 31, 2021
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$11,733	$(166)	$815	$(20)	$12,548	$(186)
Agency-collateralized mortgage obligations	1,427	(22)	122	(3)	1,549	(25)
Commercial	3,451	(41)	776	(38)	4,227	(79)
Non-agency residential	241	(13)	174	(20)	415	(33)
Total mortgage-backed securities	16,852	(242)	1,887	(81)	18,739	(323)
U.S. Treasury and government agencies	103,307	(272)	4,850	(46)	108,157	(318)
Other taxable securities	—	—	82	(3)	82	(3)
Tax-exempt securities	502	(16)	109	(23)	611	(39)
Total AFS debt securities in a continuous unrealized loss position	$120,661	$(530)	$6,928	$(153)	$127,589	$(683)

Bank of America 58

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at March 31, 2022 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the mortgage-backed securities (MBS) or other asset-backed securities (ABS) are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$5	4.80%	$46	4.67%	$40,115	3.12%	$40,166	3.12%
Agency-collateralized mortgage obligations	—	—	—	—	19	2.53	2,966	2.91	2,985	2.91
Commercial	805	2.42	8,880	2.51	7,233	1.80	2,425	2.09	19,343	2.19
Non-agency residential	—	—	—	—	—	—	937	6.06	937	6.06
Total mortgage-backed securities	805	2.42	8,885	2.51	7,298	1.82	46,443	3.11	63,431	2.87
U.S. Treasury and government agencies	8,462	1.39	46,460	1.75	138,653	1.44	32	2.41	193,607	1.51
Non-U.S. securities	21,308	0.29	1,426	4.35	6	2.02	11	9.16	22,751	0.55
Other taxable securities	1,244	1.31	2,181	1.73	296	2.10	286	2.19	4,007	1.66
Tax-exempt securities	2,351	1.39	5,904	1.48	3,771	1.74	3,298	1.76	15,324	1.59
Total amortized cost of debt securities carried at fair value	$34,170	0.73	$64,856	1.88	$150,024	1.47	$50,070	3.02	$299,120	1.73
Amortized cost of HTM debt securities
Agency mortgage-backed securities	$—	—%	$—	—%	$4	1.75%	$542,597	2.13%	$542,601	2.13%
U.S. Treasury and government agencies	—	—	3,830	1.64	117,033	1.37	—	—	120,863	1.38
Other taxable securities	43	7.20	1,111	2.17	429	2.76	7,171	2.47	8,754	2.47
Total amortized cost of HTM debt securities	$43	7.20	$4,941	1.76	$117,466	1.37	$549,768	2.13	$672,218	1.99

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$5		$48		$39,441		$39,494
Agency-collateralized mortgage obligations	—		—		19		2,875		2,894
Commercial	809		9,079		7,062		2,292		19,242
Non-agency residential	—		3		—		899		902
Total mortgage-backed securities	809		9,087		7,129		45,507		62,532
U.S. Treasury and government agencies	8,533		47,073		137,674		31		193,311
Non-U.S. securities	21,169		1,423		6		10		22,608
Other taxable securities	1,247		2,188		286		272		3,993
Tax-exempt securities	2,351		5,921		3,780		3,204		15,256
Total debt securities carried at fair value	$34,109		$65,692		$148,875		$49,024		$297,700
Fair value of HTM debt securities
Agency mortgage-backed securities	$—		$—		$3		$501,763		$501,766
U.S. Treasury and government agencies	—		3,687		107,130		—		110,817
Other taxable securities	43		1,086		421		6,743		8,293
Total fair value of HTM debt securities	$43		$4,773		$107,554		$508,506		$620,876
(1)The weighted-average yield is computed based on a constant effective interest rate over the contractual life of each security. The average yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

59 Bank of America

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at March 31, 2022 and December 31, 2021.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	March 31, 2022
Consumer real estate
Residential mortgage	$860	$245	$1,414	$2,519	$223,511		$226,030
Home equity	90	47	333	470	26,466		26,936
Credit card and other consumer
Credit card	303	208	492	1,003	78,353		79,356
Direct/Indirect consumer (2)	162	38	19	219	105,535		105,754
Other consumer	—	—	—	—	205		205
Total consumer	1,415	538	2,258	4,211	434,070		438,281
Consumer loans accounted for under the fair value option (3)						$568	568
Total consumer loans and leases	1,415	538	2,258	4,211	434,070	568	438,849
Commercial
U.S. commercial	1,192	205	374	1,771	329,202		330,973
Non-U.S. commercial	143	42	111	296	121,971		122,267
Commercial real estate (4)	405	58	283	746	61,787		62,533
Commercial lease financing	69	7	18	94	13,914		14,008
U.S. small business commercial (5)	76	58	321	455	17,517		17,972
Total commercial	1,885	370	1,107	3,362	544,391		547,753
Commercial loans accounted for under the fair value option (3)						6,543	6,543
Total commercial loans and leases	1,885	370	1,107	3,362	544,391	6,543	554,296
Total loans and leases (6)	$3,300	$908	$3,365	$7,573	$978,461	$7,111	$993,145
Percentage of outstandings	0.33%	0.09%	0.34%	0.76%	98.52%	0.72%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $172 million and nonperforming loans of $90 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $72 million and nonperforming loans of $87 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $573 million. Consumer real estate loans current or less than 30 days past due includes $1.7 billion and direct/indirect consumer includes $49 million of nonperforming loans.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $49.7 billion, U.S. securities-based lending loans of $51.9 billion and non-U.S. consumer loans of $3.2 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $248 million and home equity loans of $320 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $4.0 billion and non-U.S. commercial loans of $2.6 billion. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $58.3 billion and non-U.S. commercial real estate loans of $4.3 billion.
(5)Includes Paycheck Protection Program loans.
(6)Total outstandings includes loans and leases pledged as collateral of $13.0 billion. The Corporation also pledged $147.4 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.

Bank of America 60

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
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $10.3 billion and $10.5 billion at March 31, 2022 and December 31, 2021, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured, and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
Commercial nonperforming loans decreased to $1.5 billion at March 31, 2022 from $1.6 billion at December 31, 2021. Consumer nonperforming loans increased to $3.1 billion at March 31, 2022 from $3.0 billion at December 31, 2021 primarily due to loans with expired payment deferrals that were modified in TDRs during the quarter.
The following table presents the Corporation’s nonperforming loans and leases, including nonperforming TDRs, and loans accruing past due 90 days or more at March 31, 2022 and December 31, 2021. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.

61 Bank of America

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2022	December 31 2021	March 31 2022	December 31 2021
Residential mortgage (1)	$2,422	$2,284	$574	$634
With no related allowance (2)	1,840	1,950	—	—
Home equity (1)	615	630	—	—
With no related allowance (2)	375	414	—	—
Credit Card	n/a	n/a	492	487
Direct/indirect consumer	67	75	11	11
Total consumer	3,104	2,989	1,077	1,132
U.S. commercial	818	825	195	171
Non-U.S. commercial	268	268	49	19
Commercial real estate	361	382	17	40
Commercial lease financing	54	80	14	8
U.S. small business commercial	20	23	321	87
Total commercial	1,521	1,578	596	325
Total nonperforming loans	$4,625	$4,567	$1,673	$1,457
Percentage of outstanding loans and leases	0.47%	0.47%	0.17%	0.15%
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At March 31, 2022 and December 31, 2021 residential mortgage includes $468 million and $444 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $106 million and $190 million of loans on which interest was still accruing.
(2)Primarily relates to loans for which the estimated fair value of the underlying collateral less any costs to sell is greater than the amortized cost of the loans as of the reporting date.
n/a = not applicable
Credit Quality Indicators
The Corporation monitors credit quality within its Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments based on primary credit quality indicators. For more information on the portfolio segments, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K. Within the Consumer Real Estate portfolio segment, the primary credit quality indicators are refreshed loan-to-value (LTV) and refreshed Fair Isaac Corporation (FICO) score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of the property securing the loan, refreshed quarterly. Home equity loans are evaluated using combined loan-to-value (CLTV), which measures the carrying value of the Corporation’s loan and available line of credit combined with any outstanding senior liens against the property as a percentage of the value of the property securing the loan, refreshed quarterly. FICO score measures the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower’s credit history. FICO scores are typically refreshed quarterly or more frequently. Certain borrowers (e.g., borrowers that have had debts discharged in a bankruptcy proceeding) may not have their FICO scores updated.
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
The following tables present certain credit quality indicators for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by class of financing receivables and year of origination for term loan balances at March 31, 2022, including revolving loans that converted to term loans without an additional credit decision after origination or through a TDR.

Bank of America 62

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of March 31, 2022	2022	2021	2020	2019	2018	Prior
Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$210,901	$15,809	$85,059	$40,815	$21,330	$6,728	$41,160
Greater than 90 percent but less than or equal to 100 percent	1,920	377	1,107	299	50	15	72
Greater than 100 percent	798	172	384	123	31	9	79
Fully-insured loans	12,411	128	3,906	3,361	1,072	193	3,751
Total Residential Mortgage	$226,030	$16,486	$90,456	$44,598	$22,483	$6,945	$45,062

Residential Mortgage
Refreshed FICO score
Less than 620	$2,347	$144	$555	$415	$135	$99	$999
Greater than or equal to 620 and less than 680	5,252	394	1,470	994	449	285	1,660
Greater than or equal to 680 and less than 740	24,057	1,595	8,401	4,967	2,415	963	5,716
Greater than or equal to 740	181,963	14,225	76,124	34,861	18,412	5,405	32,936
Fully-insured loans	12,411	128	3,906	3,361	1,072	193	3,751
Total Residential Mortgage	$226,030	$16,486	$90,456	$44,598	$22,483	$6,945	$45,062

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	March 31, 2022
Home Equity
Refreshed LTV
Less than or equal to 90 percent	$26,616	$1,635	$18,736	$6,245
Greater than 90 percent but less than or equal to 100 percent	125	55	33	37
Greater than 100 percent	195	81	55	59
Total Home Equity	$26,936	$1,771	$18,824	$6,341

Home Equity
Refreshed FICO score
Less than 620	$814	$223	$190	$401
Greater than or equal to 620 and less than 680	1,350	202	471	677
Greater than or equal to 680 and less than 740	4,362	441	2,401	1,520
Greater than or equal to 740	20,410	905	15,762	3,743
Total Home Equity	$26,936	$1,771	$18,824	$6,341
(1)Includes reverse mortgages of $1.2 billion and home equity loans of $531 million, which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/ Indirect as of March 31, 2022	Revolving Loans	2022	2021	2020	2019	2018	Prior	Total Credit Card as of March 31, 2022	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$697	$12	$27	$222	$115	$117	$67	$137	$3,006	$2,848	$158
Greater than or equal to 620 and less than 680	2,331	13	273	1,077	373	269	121	205	9,070	8,881	189
Greater than or equal to 680 and less than 740	8,582	56	1,313	3,929	1,443	924	373	544	27,436	27,256	180
Greater than or equal to 740	38,247	88	5,145	14,606	7,812	5,496	2,195	2,905	39,844	39,799	45
Other internal credit metrics (2,3)	55,897	55,121	83	315	52	75	44	207	—	—	—
Total credit card and other consumer	$105,754	$55,290	$6,841	$20,149	$9,795	$6,881	$2,800	$3,998	$79,356	$78,784	$572
(1)Represents TDRs that were modified into term loans.
(2)Other internal credit metrics may include delinquency status, geography or other factors.
(3)Direct/indirect consumer includes $55.1 billion of securities-based lending which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at March 31, 2022.

63 Bank of America

Commercial – Credit Quality Indicators By Vintage (1)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$321,428	$12,007	$52,543	$23,219	$21,446	$10,728	$34,128	$167,357
Reservable criticized	9,545	19	658	710	1,150	1,471	1,206	4,331
Total U.S. Commercial	$330,973	$12,026	$53,201	$23,929	$22,596	$12,199	$35,334	$171,688

Non-U.S. Commercial
Risk ratings
Pass rated	$119,178	$5,923	$24,744	$7,734	$6,085	$3,821	$5,428	$65,443
Reservable criticized	3,089	60	407	528	431	180	718	765
Total Non-U.S. Commercial	$122,267	$5,983	$25,151	$8,262	$6,516	$4,001	$6,146	$66,208

Commercial Real Estate
Risk ratings
Pass rated	$56,247	$3,355	$13,667	$6,787	$10,000	$5,456	$9,285	$7,697
Reservable criticized	6,286	7	379	715	2,034	1,465	1,521	165
Total Commercial Real Estate	$62,533	$3,362	$14,046	$7,502	$12,034	$6,921	$10,806	$7,862

Commercial Lease Financing
Risk ratings
Pass rated	$13,643	$464	$3,016	$2,232	$2,220	$1,815	$3,896	$—
Reservable criticized	365	—	28	30	104	59	144	—
Total Commercial Lease Financing	$14,008	$464	$3,044	$2,262	$2,324	$1,874	$4,040	$—

U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$10,008	$383	$3,089	$2,353	$994	$734	$2,316	$139
Reservable criticized	388	—	16	30	94	75	171	2
Total U.S. Small Business Commercial	$10,396	$383	$3,105	$2,383	$1,088	$809	$2,487	$141
Total	$540,177	$22,218	$98,547	$44,338	$44,558	$25,804	$58,813	$245,899
(1) Excludes $6.5 billion of loans accounted for under the fair value option at March 31, 2022.
(2)     Excludes U.S. Small Business Card loans of $7.6 billion. Refreshed FICO scores for this portfolio are $198 million for less than 620; $658 million for greater than or equal to 620 and less than 680; $2.0 billion for greater than or equal to 680 and less than 740; and $4.7 billion greater than or equal to 740.

Bank of America 64

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
(1)Includes reverse mortgages of $1.3 billion and home equity loans of $582 million, which are no longer originated.

65 Bank of America

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/Indirect as of December 31, 2021	Revolving Loans	2021	2020	2019	2018	2017	Prior	Total Credit Card as of December 31, 2021	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$685	$13	$179	$115	$129	$79	$101	$69	$3,017	$2,857	$160
Greater than or equal to 620 and less than 680	2,313	14	1,170	414	313	148	134	120	9,264	9,064	200
Greater than or equal to 680 and less than 740	8,530	60	4,552	1,659	1,126	466	314	353	28,347	28,155	192
Greater than or equal to 740	37,164	94	15,876	8,642	6,465	2,679	1,573	1,835	40,810	40,762	48
Other internal credit metrics (2, 3)	54,868	54,173	283	53	77	75	63	144	—	—	—
Total credit card and other consumer	$103,560	$54,354	$22,060	$10,883	$8,110	$3,447	$2,185	$2,521	$81,438	$80,838	$600
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

Commercial – Credit Quality Indicators By Vintage (1)
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

U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$11,618	$4,257	$2,922	$1,059	$763	$623	$1,853	$141
Reservable criticized	433	12	29	91	87	64	147	3
Total U.S. Small Business Commercial	$12,051	$4,269	$2,951	$1,150	$850	$687	$2,000	$144
Total	$529,087	$104,685	$48,414	$49,443	$28,217	$20,611	$41,135	$236,582
(1) Excludes $7.2 billion of loans accounted for under the fair value option at December 31, 2021.
(2) Excludes U.S. Small Business Card loans of $7.1 billion. Refreshed FICO scores for this portfolio are $192 million for less than 620; $618 million for greater than or equal to 620 and less than 680; $1.9 billion for greater than or equal to 680 and less than 740; and $4.4 billion greater than or equal to 740.

Bank of America 66

During the three months ended March 31, 2022, commercial credit quality showed signs of stabilization as the economy continued to improve. Commercial reservable criticized utilized exposure decreased to $20.7 billion at March 31, 2022 from $22.4 billion (to 3.54 percent from 3.91 percent of total commercial reservable utilized exposure) at December 31, 2021, which was broad-based across industries.
Troubled Debt Restructurings
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
Consumer real estate loans of $280 million that have been discharged in Chapter 7 bankruptcy with no change in repayment terms and not reaffirmed by the borrower were included in TDRs at March 31, 2022, of which $78 million were classified as nonperforming and $49 million were loans fully insured.
At March 31, 2022 and December 31, 2021, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were not significant. Consumer real estate foreclosed properties totaled $118 million and $101 million at March 31, 2022 and December 31, 2021. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at March 31, 2022 and December 31, 2021 was $1.0 billion and $1.1 billion. During the three months ended March 31, 2022 and 2021, the Corporation reclassified $56 million and $10 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
The table below presents the March 31, 2022 and 2021 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of consumer real estate loans that were modified in TDRs during the three months ended March 31, 2022 and 2021. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Consumer Real Estate – TDRs Entered into During the Three Months Ended March 31, 2022 and 2021

	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (1)
(Dollars in millions)	March 31, 2022
Residential mortgage	$585	$539	3.50%	3.33%
Home equity	92	75	3.62	3.63
Total	$677	$614	3.52	3.37

	March 31, 2021
Residential mortgage	$519	$464	3.50%	3.48%
Home equity	62	49	3.43	3.44
Total	$581	$513	3.49	3.48
(1)The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.

The table below presents the March 31, 2022 and 2021 carrying value for consumer real estate loans that were modified in a TDR during the three months ended March 31, 2022 and 2021, by type of modification.

Consumer Real Estate – Modification Programs

	TDRs Entered into During the Three Months Ended March 31
(Dollars in millions)	2022	2021
Modifications under government programs	$—	$1
Modifications under proprietary programs	552	472
Loans discharged in Chapter 7 bankruptcy (1)	5	11
Trial modifications	57	29
Total modifications	$614	$513
(1)Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

67 Bank of America

The table below presents the carrying value of consumer real estate loans that entered into payment default during the three months ended March 31, 2022 and 2021 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification.

Consumer Real Estate – TDRs Entering Payment Default that were Modified During the Preceding 12 Months

	Three Months Ended March 31
(Dollars in millions)	2022	2021
Modifications under government programs	$—	$1
Modifications under proprietary programs	40	12
Loans discharged in Chapter 7 bankruptcy (1)	1	3
Trial modifications (2)	4	6
Total modifications	$45	$22
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
The table below provides information on the Corporation’s Credit Card and Other Consumer TDR portfolio including the March 31, 2022 and 2021 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of loans that were modified in TDRs during the three months ended March 31, 2022 and 2021.

Credit Card and Other Consumer – TDRs Entered into During the Three Months Ended March 31, 2022 and 2021

	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate
(Dollars in millions)	March 31, 2022
Credit card	$69	$73	18.67%	3.69%
Direct/Indirect consumer	4	3	5.75	5.75
Total	$73	$76	18.03	3.77

	March 31, 2021
Credit card	$82	$90	18.55%	4.97%
Direct/Indirect consumer	8	5	5.64	5.64
Total	$90	$95	17.85	5.01
(1)Includes accrued interest and fees.
The table below presents the March 31, 2022 and 2021 carrying value for Credit Card and Other Consumer loans that were modified in a TDR during the three months ended March 31, 2022 and 2021 by program type.

Credit Card and Other Consumer – TDRs by Program Type (1)
	TDRs Entered into During the Three Months Ended March 31
(Dollars in millions)	2022	2021
Internal programs	$63	$74
External programs	10	17
Other	3	4
Total	$76	$95
(1) Includes accrued interest and fees.
Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for credit card and other consumer. Based on historical experience, the Corporation estimates that 10 percent of new credit card TDRs and 17 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification.
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

Bank of America 68

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
During the three months ended March 31, 2022 and 2021, the carrying value of the Corporation’s commercial loans that were modified as TDRs was $848 million and $680 million. At March 31, 2022 and December 31, 2021, the Corporation had commitments to lend $386 million and $283 million to commercial borrowers whose loans were classified as TDRs. The balance of commercial TDRs in payment default was $258 million and $262 million at March 31, 2022 and December 31, 2021.
Loans Held-for-sale
The Corporation had LHFS of $10.3 billion and $15.6 billion at March 31, 2022 and December 31, 2021. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $13.3 billion and $9.9 billion for the three months ended March 31, 2022 and 2021. Cash used for originations and purchases of LHFS totaled $6.8 billion and $8.3 billion for the three months ended March 31, 2022 and 2021. Also included were non-cash net transfers into LHFS of $1.5 billion for the three months ended March 31, 2022, primarily driven by the transfer of a $1.6 billion affinity card loan portfolio to held for sale in anticipation of its sale later in 2022, and $481 million for the three months ended March 31, 2021.
Accrued Interest Receivable
Accrued interest receivable for loans and leases and loans held-for-sale at March 31, 2022 and December 31, 2021 was $2.3 billion and $2.2 billion and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During the three months ended March 31, 2022 and 2021, the Corporation reversed $131 million and $158 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan.
For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during the three months ended March 31, 2022 and 2021, interest and fee income reversed at the time the loans were classified as nonperforming was not significant. For more information on the Corporation's nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
Allowance for Credit Losses
The allowance for credit losses is estimated using quantitative and qualitative methods that consider a variety of factors, such as historical loss experience, the current credit quality of the portfolio and an economic outlook over the life of the loan. Qualitative reserves cover losses that are expected but, in the Corporation's assessment, may not be adequately reflected in the quantitative methods or the economic assumptions. The Corporation incorporates forward-looking information through the use of several macroeconomic scenarios in determining the weighted economic outlook over the forecasted life of the assets. These scenarios include key macroeconomic variables such as gross domestic product, unemployment rate, real estate prices and corporate bond spreads. The scenarios that are chosen each quarter and the weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, internal and third-party economist views, and industry trends. For more information on the Corporation's credit loss accounting policies including the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
The March 31, 2022 estimate for allowance for credit losses was based on various economic outlooks that included a baseline scenario, which is derived from consensus estimates, a downside scenario that assumed a significantly longer period until full economic recovery, a tail risk scenario similar to the severely adverse scenario used in stress testing, and a scenario to account for inflationary risk and higher interest rates at levels above what is already factored into the Corporation’s baseline and other downside scenarios. The Corporation’s upside scenario was removed as of March 31, 2022 given that the recent geopolitical environment may limit an upside outlook. The weighted economic outlook assumes that the U.S. average unemployment rate will be 5.0 percent by the fourth quarter of 2022 and thereafter will slowly decline to just above 4.5 percent by the fourth quarter of 2023. Additionally, in this economic outlook, U.S. gross domestic product is forecasted to grow at 1.4 percent year-over-year in the fourth quarters of 2022 and 2023. While asset quality continues to point to economic recovery and there have been signs of relief from the COVID-19 pandemic (the pandemic), uncertainty remains about the timing and strength of the economy’s recovery, which could be hampered by broader economic impacts as a result of the current geopolitical situation, supply chain disruptions and inflationary pressures, and could lead to adverse impacts to credit quality metrics in future periods. As such, the Corporation has factored the aforementioned uncertainties into its allowance for credit losses.
The allowance for credit losses at March 31, 2022 was $13.5 billion, a decrease of $360 million compared to December 31, 2021. The decrease in the allowance for credit losses was primarily driven by credit quality improvements, offset by a reserve build related to Russian exposure and loan growth. The change in the allowance for credit losses was comprised of a net decrease of $283 million in the allowance for loan and lease losses and a $77 million decrease in the reserve for unfunded lending commitments. The decrease in the allowance for credit losses was attributed to $89 million in the consumer real estate portfolio, $234 million in the credit card and other consumer portfolio, and $37 million in the commercial portfolio. The provision for credit losses was $30 million during

69 Bank of America

three months ended March 31, 2022, as asset quality improvements were offset by a reserve build related to Russian exposure and loan growth. The provision for credit losses increased $1.9 billion compared to the same period in 2021, primarily due to the impact of the improved macroeconomic outlook in the prior-year period.
Outstanding loans and leases excluding loans accounted for under the fair value option increased $14.7 billion during the three months ended March 31, 2022 driven by commercial loans, which increased $12.7 billion excluding small business, primarily driven by Global Banking. Consumer loans increased $3.2 billion primarily driven by new originations in Residential Mortgage.
The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the table below.

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	Three Months Ended March 31, 2022
Allowance for loan and lease losses, January 1	$557	$6,476	$5,354	$12,387
Loans and leases charged off	(23)	(619)	(92)	(734)
Recoveries of loans and leases previously charged off	63	239	40	342
Net charge-offs	40	(380)	(52)	(392)
Provision for loan and lease losses	(126)	146	88	108
Other	2	—	(1)	1
Allowance for loan and lease losses, March 31	473	6,242	5,389	12,104
Reserve for unfunded lending commitments, January 1	96	—	1,360	1,456
Provision for unfunded lending commitments	(6)	—	(72)	(78)
Other	1	—	—	1
Reserve for unfunded lending commitments, March 31	91	—	1,288	1,379
Allowance for credit losses, March 31	$564	$6,242	$6,677	$13,483

	Three Months Ended March 31, 2021
Allowance for loan and lease losses, January 1	$858	$9,213	$8,731	$18,802
Loans and leases charged off	(15)	(977)	(194)	(1,186)
Recoveries of loans and leases previously charged off	54	245	64	363
Net charge-offs	39	(732)	(130)	(823)
Provision for loan and lease losses	(207)	(536)	(1,068)	(1,811)
Other	(1)	1	—	—
Allowance for loan and lease losses, March 31	689	7,946	7,533	16,168
Reserve for unfunded lending commitments, January 1	137	—	1,741	1,878
Provision for unfunded lending commitments	(13)	—	(36)	(49)
Reserve for unfunded lending commitments, March 31	124	—	1,705	1,829
Allowance for credit losses, March 31	$813	$7,946	$9,238	$17,997

NOTE 6 Securitizations and Other Variable Interest Entities
The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at March 31, 2022 and December 31, 2021 in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum loss exposure at March 31, 2022 and December 31, 2021 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. For more information on the Corporation’s use of VIEs and related maximum loss exposure, see Note 1 – Summary of Significant Accounting Principles and Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
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
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three months ended March 31, 2022 or the year ended December 31, 2021 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $958 million and $968 million at March 31, 2022 and December 31, 2021.
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
The following table summarizes select information related to first-lien mortgage securitizations for the three months ended March 31, 2022 and 2021.

Bank of America 70

First-lien Mortgage Securitizations

	Residential Mortgage - Agency		Commercial Mortgage
	Three Months Ended March 31
(Dollars in millions)	2022	2021	2022	2021
Proceeds from loan sales (1)	$2,322	$1,243	$2,428	$665
Gains on securitizations (2)	8	2	13	33
Repurchases from securitization trusts (3)	32	80	—	—
(1)The Corporation transfers residential mortgage loans to securitizations sponsored primarily by the government-sponsored enterprises (GSEs) or Government National Mortgage Association (GNMA) in the normal course of business and primarily receives residential mortgage-backed securities in exchange. Substantially all of these securities are classified as Level 2 within the fair value hierarchy and are typically sold shortly after receipt.
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $20 million and $33 million net of hedges, during the three months ended March 31, 2022 and 2021, respectively, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer mortgage servicing rights (MSRs) from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $110.4 billion and $149.7 billion at March 31, 2022 and 2021. Servicing fee and ancillary fee income on serviced loans was $70 million and $113 million during the three months ended March 31, 2022 and 2021. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $1.9 billion and $2.0 billion at March 31, 2022 and December 31, 2021. For more information on MSRs, see Note 14 – Fair Value Measurements.
During the three months ended March 31, 2022, the Corporation deconsolidated agency residential mortgage securitization trusts with total assets of $527 million. There were no significant deconsolidations during the three months ended March 31, 2021.
The table below summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at March 31, 2022 and December 31, 2021.

First-lien Mortgage VIEs

	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	March 31 2022	December 31 2021	March 31 2022	December 31 2021	March 31 2022	December 31 2021	March 31 2022	December 31 2021	March 31 2022	December 31 2021
Unconsolidated VIEs
Maximum loss exposure (1)	$10,991	$11,600	$109	$121	$848	$908	$18	$14	$1,510	$1,445
On-balance sheet assets
Senior securities:
Trading account assets	$318	$175	$4	$8	$35	$44	$16	$12	$14	$21
Debt securities carried at fair value	4,331	5,009	—	—	497	537	—	—	—
Held-to-maturity securities	6,342	6,416	—	—	—	—	—	—	1,242	1,157
All other assets	—	—	3	3	27	29	2	2	86	93
Total retained positions	$10,991	$11,600	$7	$11	$559	$610	$18	$14	$1,342	$1,271
Principal balance outstanding (2)	$90,072	$93,142	$4,428	$4,710	$5,663	$6,179	$12,979	$13,627	$85,207	$85,540

Consolidated VIEs
Maximum loss exposure (1)	$1,434	$1,644	$38	$49	$—	$—	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$1,435	$1,644	$—	$—	$—	$—	$—	$—	$—	$—
Loans and leases, net	—	—	52	58	—	—	—	—	—	—
Total assets	$1,435	$1,644	$52	$58	$—	$—	$—	$—	$—	$—
Total liabilities	$1	$—	$14	$9	$—	$—	$—	$—	$—	$—
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
Other Asset-backed Securitizations
The following table summarizes select information related to home equity, credit card and other asset-backed VIEs in which the Corporation held a variable interest at March 31, 2022 and December 31, 2021.

71 Bank of America

Home Equity Loan, Credit Card and Other Asset-backed VIEs

	Home Equity (1)		Credit Card (2)		Resecuritization Trusts		Municipal Bond Trusts
(Dollars in millions)	March 31 2022	December 31 2021	March 31 2022	December 31 2021	March 31 2022	December 31 2021	March 31 2022	December 31 2021
Unconsolidated VIEs
Maximum loss exposure	$142	$152	$—	$—	$5,467	$6,089	$4,063	$4,094
On-balance sheet assets
Securities (3):
Trading account assets	$—	$—	$—	$—	$933	$1,030	$—	$—
Debt securities carried at fair value	1	1	—	—	1,622	1,903	—	—
Held-to-maturity securities	—	—	—	—	2,912	3,156	—	—
Total retained positions	$1	$1	$—	$—	$5,467	$6,089	$—	$—
Total assets of VIEs	$398	$430	$—	$—	$15,939	$18,633	$4,616	$4,655

Consolidated VIEs
Maximum loss exposure	$41	$45	$9,809	$10,279	$164	$680	$209	$210
On-balance sheet assets
Trading account assets	$—	$—	$—	$—	$171	$686	$121	$122
Loans and leases	127	140	13,649	14,434	—	—	—	—
Allowance for loan and lease losses	13	14	(891)	(970)	—	—	—	—
All other assets	3	3	304	70	—	—	88	88
Total assets	$143	$157	$13,062	$13,534	$171	$686	$209	$210
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—	$196	$196
Long-term debt	103	113	3,248	3,248	7	6	—	—
All other liabilities	—	—	5	7	—	—	—	—
Total liabilities	$103	$113	$3,253	$3,255	$7	$6	$196	$196
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
(2)At March 31, 2022 and December 31, 2021, loans and leases in the consolidated credit card trust included $3.8 billion and $4.3 billion of seller’s interest.
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
No new senior debt securities were issued to third-party investors from the credit card securitization trust during the three months ended March 31, 2022 and 2021.
At both March 31, 2022 and December 31, 2021, the Corporation held subordinate securities issued by the credit card securitization trust with a notional principal amount of $6.5 billion. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. No subordinate securities were issued by the credit card securitization trust during the three months ended March 31, 2022 and 2021.

Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $9.5 billion and $1.0 billion of securities during the three months ended March 31, 2022 and 2021. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. During the three months ended March 31, 2022 and 2021, resecuritization proceeds included securities with an initial fair value of $699 million and $178 million, of which substantially all of the securities were classified as trading account assets for both periods. Trading account securities carried at fair value were largely categorized as Level 2 within the fair value hierarchy.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $4.1 billion at both March 31, 2022 and December 31, 2021. The weighted-average remaining life of bonds held in the trusts at March 31, 2022 was 6.2 years. There were no significant write-downs or downgrades of assets or issuers during the three months ended March 31, 2022 and 2021.

Bank of America 72

Other Variable Interest Entities
The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at March 31, 2022 and December 31, 2021.

Other VIEs

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
(Dollars in millions)	March 31, 2022			December 31, 2021
Maximum loss exposure	$2,355	$28,633	$30,988	$4,819	$27,790	$32,609
On-balance sheet assets
Trading account assets	$433	$640	$1,073	$2,552	$626	$3,178
Debt securities carried at fair value	—	6	6	—	7	7
Loans and leases	2,118	70	2,188	2,503	47	2,550
Allowance for loan and lease losses	(2)	(12)	(14)	(2)	(12)	(14)
All other assets	22	27,438	27,460	28	26,628	26,656
Total	$2,571	$28,142	$30,713	$5,081	$27,296	$32,377
On-balance sheet liabilities
Short-term borrowings	$32	$—	$32	$51	$—	$51
Long-term debt	184	—	184	211	—	211
All other liabilities	1	6,667	6,668	—	6,548	6,548
Total	$217	$6,667	$6,884	$262	$6,548	$6,810
Total assets of VIEs	$2,571	$94,304	$96,875	$5,081	$92,249	$97,330
Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $1.1 billion and $2.9 billion at March 31, 2022 and December 31, 2021, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.
Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $205 million and $235 million at March 31, 2022 and December 31, 2021.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At March 31, 2022 and December 31, 2021, the Corporation’s
consolidated investment VIEs had total assets of $652 million and $1.0 billion. The Corporation also held investments in unconsolidated VIEs with total assets of $7.7 billion and $7.1 billion at March 31, 2022 and December 31, 2021. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $1.7 billion and $2.0 billion at March 31, 2022 and December 31, 2021 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $1.5 billion at both March 31, 2022 and December 31, 2021. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
Tax Credit VIEs
The Corporation holds investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, wind and solar projects. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. The Corporation earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure included in the Other VIEs table was $26.3 billion and $25.7 billion at March 31, 2022 and December 31, 2021. The Corporation’s risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment.

73 Bank of America

The Corporation’s investments in affordable housing partnerships, which are reported in other assets on the Consolidated Balance Sheet, totaled $12.9 billion and $12.6 billion, including unfunded commitments to provide capital contributions of $5.9 billion and $5.8 billion, at March 31, 2022 and December 31, 2021. The unfunded commitments are expected to be paid over the next five years. During the three months ended March 31, 2022 and 2021, the Corporation recognized tax credits and other tax benefits from investments in affordable housing partnerships of $373 million and $393 million and reported pretax losses in other income of $313 million and $276 million. These tax credits are recognized as part of the Corporation’s annual effective tax rate used to determine tax expense in a given quarter. The Corporation may be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant.
NOTE 7 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at March 31, 2022 and December 31, 2021. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill

	March 31	December 31
(Dollars in millions)	2022	2021
Consumer Banking	$30,137	$30,137
Global Wealth & Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,182	5,182
Total goodwill	$69,022	$69,022
Intangible Assets
At March 31, 2022 and December 31, 2021, the net carrying value of intangible assets was $2.1 billion and $2.2 billion. At both March 31, 2022 and December 31, 2021, intangible assets included $1.6 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $20 million and $17 million for the three months ended March 31, 2022 and 2021.
NOTE 8 Leases
The Corporation enters into both lessor and lessee arrangements. For more information on lease accounting, see Note 1 – Summary of Significant Accounting Principles and Note 8 – Leases to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K. For more information on lease financing receivables, see Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses.

Lessor Arrangements
The Corporation’s lessor arrangements primarily consist of operating, sales-type and direct financing leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term.
The table below presents the net investment in sales-type and direct financing leases at March 31, 2022 and December 31, 2021.

Net Investment (1)

(Dollars in millions)	March 31 2022	December 31 2021
Lease receivables	$16,257	$16,806
Unguaranteed residuals	1,930	2,078
Total net investment in sales-type and direct financing leases	$18,187	$18,884
(1)In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $7.1 billion at both March 31, 2022 and December 31, 2021.
The table below presents lease income for the three months ended March 31, 2022 and 2021.

Lease Income

	Three Months Ended March 31
(Dollars in millions)	2022	2021
Sales-type and direct financing leases	$142	$164
Operating leases	232	231
Total lease income	$374	$395
Lessee Arrangements
The Corporation's lessee arrangements predominantly consist of operating leases for premises and equipment; the Corporation's financing leases are not significant.
The table below provides information on the right-of-use assets and lease liabilities at March 31, 2022 and December 31, 2021.

Lessee Arrangements

(Dollars in millions)	March 31 2022	December 31 2021
Right-of-use asset	$10,220	$10,233
Lease liabilities	10,835	10,858

Bank of America 74

NOTE 9 Securities Financing Agreements and Restricted Cash
The Corporation enters into securities financing agreements which include securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase. These financing agreements (also referred to as “matched-book transactions”) are to accommodate customers, obtain securities to cover short positions and finance inventory positions. The Corporation elects to account for certain securities financing agreements under the fair value option. For more information on the fair value option, see Note 15 – Fair Value Option.
Offsetting of Securities Financing Agreements
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance
Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at March 31, 2022 and December 31, 2021. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives. For more information on the securities financing agreements and the offsetting of securities financing transactions, see Note 10 – Securities Financing Agreements, Short-term Borrowings and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	March 31, 2022
Securities borrowed or purchased under agreements to resell (3)	$564,363	$(262,255)	$302,108	$(269,121)	$32,987
Securities loaned or sold under agreements to repurchase	$476,940	$(262,255)	$214,685	$(204,406)	$10,279
Other (4)	11,918	—	11,918	(11,918)	—
Total	$488,858	$(262,255)	$226,603	$(216,324)	$10,279

	December 31, 2021
Securities borrowed or purchased under agreements to resell (3)	$527,054	$(276,334)	$250,720	$(229,525)	$21,195
Securities loaned or sold under agreements to repurchase	$468,663	$(276,334)	$192,329	$(181,860)	$10,469
Other (4)	11,391	—	11,391	(11,391)	—
Total	$480,054	$(276,334)	$203,720	$(193,251)	$10,469
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
(3)Excludes repurchase activity of $12.7 billion and $20.1 billion reported in loans and leases on the Consolidated Balance Sheet at March 31, 2022 and December 31, 2021.
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
Repurchase Agreements and Securities Loaned Transactions Accounted for as Secured Borrowings
The following tables present securities sold under agreements to repurchase and securities loaned by remaining contractual term to maturity and class of collateral pledged. Included in “Other” are transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged as collateral or sold. Certain agreements contain a right to substitute collateral and/or terminate the agreement prior to maturity at the option of the Corporation or the counterparty. Such agreements are included in the table below based on the remaining contractual term to maturity. For more information on collateral requirements, see Note 10 – Securities Financing Agreements, Short-term Borrowings and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	March 31, 2022
Securities sold under agreements to repurchase	$183,341	$161,659	$40,467	$33,826	$419,293
Securities loaned	50,822	563	1,147	5,115	57,647
Other	11,918	—	—	—	11,918
Total	$246,081	$162,222	$41,614	$38,941	$488,858

	December 31, 2021
Securities sold under agreements to repurchase	$148,023	$194,964	$36,939	$36,501	$416,427
Securities loaned	46,231	466	1,428	4,111	52,236
Other	11,391	—	—	—	11,391
Total	$205,645	$195,430	$38,367	$40,612	$480,054
(1)No agreements have maturities greater than three years.

75 Bank of America

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	March 31, 2022
U.S. government and agency securities	$204,118	$15	$—	$204,133
Corporate securities, trading loans and other	12,946	2,392	1,154	16,492
Equity securities	18,609	54,662	10,710	83,981
Non-U.S. sovereign debt	179,545	578	54	180,177
Mortgage trading loans and ABS	4,075	—	—	4,075
Total	$419,293	$57,647	$11,918	$488,858

	December 31, 2021
U.S. government and agency securities	$201,546	$27	$—	$201,573
Corporate securities, trading loans and other	12,838	3,440	1,148	17,426
Equity securities	19,907	48,650	10,192	78,749
Non-U.S. sovereign debt	178,019	119	51	178,189
Mortgage trading loans and ABS	4,117	—	—	4,117
Total	$416,427	$52,236	$11,391	$480,054
Restricted Cash
At March 31, 2022 and December 31, 2021, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $6.2 billion and $5.9 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with central banks to meet reserve requirements.
NOTE 10 Commitments and Contingencies
In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Consolidated Balance Sheet. For more information on commitments and contingencies, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $11.0 billion and $10.7 billion at March 31, 2022 and December 31, 2021. The carrying value of the Corporation’s credit extension commitments at March 31, 2022 and December 31, 2021, excluding commitments accounted for under the fair value option, was $1.4 billion and $1.5 billion, which predominantly related to the reserve for unfunded lending commitments. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The following table includes the notional amount of commitments of $4.0 billion and $4.8 billion at March 31, 2022 and December 31, 2021 that are accounted for under the fair value option. However, the table excludes the cumulative net fair value for these commitments of $136 million and $97 million at March 31, 2022 and December 31, 2021, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

Bank of America 76

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	March 31, 2022
Notional amount of credit extension commitments
Loan commitments (1)	$117,648	$188,950	$180,294	$23,856	$510,748
Home equity lines of credit	975	5,720	10,587	23,617	40,899
Standby letters of credit and financial guarantees (2)	24,736	8,478	2,485	434	36,133
Letters of credit	1,316	100	18	95	1,529
Other commitments (3)	25	37	79	1,225	1,366
Legally binding commitments	144,700	203,285	193,463	49,227	590,675
Credit card lines (4)	414,236	—	—	—	414,236
Total credit extension commitments	$558,936	$203,285	$193,463	$49,227	$1,004,911

	December 31, 2021
Notional amount of credit extension commitments
Loan commitments (1)	$102,464	$190,687	$174,978	$26,635	$494,764
Home equity lines of credit	890	5,097	10,268	24,276	40,531
Standby letters of credit and financial guarantees (2)	22,359	10,742	2,017	422	35,540
Letters of credit	1,145	124	56	98	1,423
Other commitments (3)	18	59	81	1,233	1,391
Legally binding commitments	126,876	206,709	187,400	52,664	573,649
Credit card lines (4)	406,169	—	—	—	406,169
Total credit extension commitments	$533,045	$206,709	$187,400	$52,664	$979,818
(1)     At March 31, 2022 and December 31, 2021, $3.4 billion and $4.6 billion of these loan commitments were held in the form of a security.
(2)     The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $26.4 billion and $9.3 billion at March 31, 2022, and $26.3 billion and $8.7 billion at December 31, 2021. Amounts in the table include consumer SBLCs of $487 million and $512 million at March 31, 2022 and December 31, 2021.
(3)     Primarily includes second-loss positions on lease-end residual value guarantees.
(4)     Includes business card unused lines of credit.
Other Commitments
At March 31, 2022 and December 31, 2021, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $987 million and $181 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans of $984 million and $518 million, which upon settlement will be included in trading account assets.
At March 31, 2022 and December 31, 2021, the Corporation had commitments to purchase commodities, primarily liquefied natural gas, of $1.4 billion and $949 million, which upon settlement will be included in trading account assets.
At March 31, 2022 and December 31, 2021, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $101.2 billion and $92.0 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $54.4 billion and $32.6 billion. These commitments generally expire within the next 12 months.
At March 31, 2022 and December 31, 2021, the Corporation had a commitment to originate or purchase up to $3.9 billion and $4.0 billion on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2026 and can be terminated with 12 months prior notice.
At March 31, 2022 and December 31, 2021, the Corporation had unfunded equity investment commitments of $397 million and $395 million.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At March 31, 2022 and
December 31, 2021, the notional amount of these guarantees totaled $4.4 billion and $6.3 billion. At March 31, 2022 and December 31, 2021, the Corporation’s maximum exposure related to these guarantees totaled $654 million and $928 million, with estimated maturity dates between 2033 and 2039.
Merchant Services
The Corporation in its role as merchant acquirer or as a sponsor of other merchant acquirers may be held liable for any reversed charges that cannot be collected from the merchants, due to, among other things, merchant fraud or insolvency. If charges are properly reversed after a purchase and cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The ability to reverse a charge is primarily governed by the applicable payment network rules and regulations, which include, but are not limited to, the type of charge, type of payment used and time limits. The total amount of transactions subject to reversal under payment network rules and regulations processed for the preceding six-month period, which was $475.1 billion, is an estimate of the Corporation’s maximum potential exposure as of March 31, 2022. The Corporation’s risk in this area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The Corporation’s reserves for contingent losses and the losses incurred related to the merchant processing activity were not significant. The Corporation continues to monitor its exposure in this area due to the potential economic impacts of the pandemic.
Representations and Warranties Obligations and Corporate Guarantees
For more information on representations and warranties obligations and corporate guarantees, see Note 12 –

77 Bank of America

Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
The reserve for representations and warranties obligations and corporate guarantees was $1.2 billion at both March 31, 2022 and December 31, 2021 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet, and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of probable incurred losses, is based on its experience in previous negotiations, and is subject to judgment, a variety of assumptions, and known or unknown uncertainties. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity. See Litigation and Regulatory Matters below for the Corporation's combined range of possible loss in excess of the reserve for representations and warranties and the accrued liability for litigation.
Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $39.5 billion and $42.0 billion at March 31, 2022 and December 31, 2021.
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
Litigation and Regulatory Matters
The following disclosures supplement the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K (the prior commitments and contingencies disclosure).

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
As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates whether such matter presents a loss contingency that is probable and estimable, and for the matters disclosed in the prior commitments and contingencies disclosure, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation-related expense of $106 million and $34 million was recognized for the three months ended March 31, 2022 and 2021.
For any matter disclosed in the prior commitments and contingencies disclosure for which a loss in future periods is reasonably possible and estimable (whether in excess of an accrued liability or where there is no accrued liability) and for representations and warranties exposures, the Corporation’s estimated range of possible loss is $0 to $1.0 billion in excess of the accrued liability, if any, as of March 31, 2022.
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
Information is provided in the prior commitments and contingencies disclosure regarding the nature of the litigation and, where specified, associated claimed damages. Based on current knowledge, and taking into account accrued liabilities, management does not believe that loss contingencies arising from pending matters, including the matters described in the prior commitments and contingencies disclosure, will have a material adverse effect on the consolidated financial condition or liquidity of the Corporation. However, in light of the significant judgment, variety of assumptions and uncertainties involved in those matters, some of which are beyond the Corporation’s control, and the very large or indeterminate damages sought in some of those matters, an adverse outcome in one or more of those matters could be material to the Corporation’s business or results of operations for any particular reporting period, or cause significant reputational harm.

Bank of America 78

NOTE 11 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
April 27, 2022	June 3, 2022	June 24, 2022	$0.21
February 2, 2022	March 4, 2022	March 25, 2022	0.21
(1)In 2022, and through April 29, 2022.
During the three months ended March 31, 2022, the Corporation repurchased and retired 57 million shares of common stock, which reduced shareholders’ equity by $2.6 billion.
During the three months ended March 31, 2022, in connection with employee stock plans, the Corporation issued 68 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 26 million shares of its common stock. At March 31, 2022, the Corporation had reserved 496 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
On April 27, 2022, the Board of Directors declared a quarterly common stock dividend of $0.21 per share.

Preferred Stock
During the three months ended March 31, 2022, the Corporation declared $467 million of cash dividends on preferred stock. On January 25, 2022, the Corporation issued 70,000 shares of 4.375% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series RR for $1.8 billion, with quarterly dividends commencing in April 2022. The Series RR preferred stock has a liquidation preference of $25,000 per share and is subject to certain restrictions in the event the Corporation fails to declare and pay full dividends.
On January 31, 2022 the Corporation issued 28,000 shares of 4.750% Non-Cumulative Preferred Stock, Series SS for $700 million, with quarterly dividends commencing in May 2022. The Series SS preferred stock has a liquidation preference of $25,000 per share and is subject to certain restrictions in the event the Corporation fails to declare and pay full dividends.
On April 22, 2022, the Corporation issued 80,000 shares of 6.125% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series TT for $2.0 billion, with quarterly dividends commencing in July 2022. The Series TT preferred stock has a liquidation preference of $25,000 per share and is subject to certain restrictions in the event the Corporation fails to declare and pay full dividends. For more information on the Corporation’s preferred stock, including liquidation preference, dividend requirements and redemption period, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
NOTE 12 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for the three months ended March 31, 2022 and 2021.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2020	$5,122	$(1,992)	$426	$(4,266)	$(946)	$(1,656)
Net change	(840)	116	(1,114)	51	(29)	(1,816)
Balance, March 31, 2021	$4,282	$(1,876)	$(688)	$(4,215)	$(975)	$(3,472)

Balance, December 31, 2021	$3,045	$(1,636)	$(1,880)	$(3,642)	$(991)	$(5,104)
Net change	(3,447)	261	(5,179)	24	28	(8,313)
Balance, March 31, 2022	$(402)	$(1,375)	$(7,059)	$(3,618)	$(963)	$(13,417)
The following table presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for the three months ended March 31, 2022 and 2021.

79 Bank of America

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
	Three Months Ended March 31
(Dollars in millions)	2022			2021
Debt securities:
Net increase (decrease) in fair value	$(4,565)	$1,123	$(3,442)	$(1,110)	$270	$(840)
Net realized gains reclassified into earnings (1)	(7)	2	(5)	—	—	—
Net change	(4,572)	1,125	(3,447)	(1,110)	270	(840)
Debit valuation adjustments:
Net increase (decrease) in fair value	343	(83)	260	140	(29)	111
Net realized losses reclassified into earnings (1)	1	—	1	6	(1)	5
Net change	344	(83)	261	146	(30)	116
Derivatives:
Net increase (decrease) in fair value	(6,893)	1,719	(5,174)	(1,429)	356	(1,073)
Reclassifications into earnings:
Net interest income	6	(2)	4	(42)	10	(32)
Compensation and benefits expense	(12)	3	(9)	(12)	3	(9)
Net realized gains reclassified into earnings	(6)	1	(5)	(54)	13	(41)
Net change	(6,899)	1,720	(5,179)	(1,483)	369	(1,114)
Employee benefit plans:
Net actuarial losses and other reclassified into earnings (2)	42	(18)	24	67	(16)	51
Net change	42	(18)	24	67	(16)	51
Foreign currency:
Net increase (decrease) in fair value	80	(52)	28	144	(173)	(29)
Net change	80	(52)	28	144	(173)	(29)
Total other comprehensive income (loss)	$(11,005)	$2,692	$(8,313)	$(2,236)	$420	$(1,816)
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.
NOTE 13 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for the three months ended March 31, 2022 and 2021 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.

	Three Months Ended March 31
(In millions, except per share information)	2022	2021
Earnings per common share
Net income	$7,067	$8,050
Preferred stock dividends	(467)	(490)
Net income applicable to common shareholders	$6,600	$7,560
Average common shares issued and outstanding	8,136.8	8,700.1
Earnings per common share	$0.81	$0.87

Diluted earnings per common share
Net income applicable to common shareholders	$6,600	$7,560
Average common shares issued and outstanding	8,136.8	8,700.1
Dilutive potential common shares (1)	65.3	55.5
Total diluted average common shares issued and outstanding	8,202.1	8,755.6
Diluted earnings per common share	$0.80	$0.86
(1)Includes incremental dilutive shares from preferred stock, RSUs, restricted stock and warrants.
For both the three months ended March 31, 2022 and 2021, 62 million average dilutive potential common shares associated with the Series L preferred stock were not included in the diluted share count under the “if-converted” method.
NOTE 14 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards and conducts a review of fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. During the three months ended March 31, 2022, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
For more information regarding the fair value hierarchy, how the Corporation measures fair value and valuation techniques, see Note 1 – Summary of Significant Accounting Principles and Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K. The Corporation accounts for certain financial instruments under the fair value option. For more information, see Note 15 – Fair Value Option.

Bank of America 80

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at March 31, 2022 and December 31, 2021, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

	March 31, 2022
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$729	$—	$—	$—	$729
Federal funds sold and securities borrowed or purchased under agreements to resell	—	174,685	—	—	174,685
Trading account assets:
U.S. Treasury and government agencies	43,753	200	—	—	43,953
Corporate securities, trading loans and other	—	48,165	2,189	—	50,354
Equity securities	110,907	33,982	183	—	145,072
Non-U.S. sovereign debt	11,358	29,867	496	—	41,721
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	21,393	105	—	21,498
Mortgage trading loans, ABS and other MBS	—	9,292	1,510	—	10,802
Total trading account assets (2)	166,018	142,899	4,483	—	313,400
Derivative assets	35,353	343,549	3,722	(334,393)	48,231
AFS debt securities:
U.S. Treasury and government agencies	191,780	1,006	—	—	192,786
Mortgage-backed securities:
Agency	—	39,494	—	—	39,494
Agency-collateralized mortgage obligations	—	2,894	—	—	2,894
Non-agency residential	—	210	244	—	454
Commercial	—	19,230	—	—	19,230
Non-U.S. securities	—	15,029	154	—	15,183
Other taxable securities	—	3,989	1	—	3,990
Tax-exempt securities	—	15,204	52	—	15,256
Total AFS debt securities	191,780	97,056	451	—	289,287
Other debt securities carried at fair value:
U.S. Treasury and government agencies	525	—	—	—	525
Non-agency residential MBS	—	310	138	—	448
Non-U.S. and other securities	2,848	4,592	—	—	7,440
Total other debt securities carried at fair value	3,373	4,902	138	—	8,413
Loans and leases	—	6,421	690	—	7,111
Loans held-for-sale	—	2,821	382	—	3,203
Other assets (3)	8,440	2,672	1,695	—	12,807
Total assets (4)	$405,693	$775,005	$11,561	$(334,393)	$857,866
Liabilities
Interest-bearing deposits in U.S. offices	$—	$446	$—	$—	$446
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	155,239	—	—	155,239
Trading account liabilities:
U.S. Treasury and government agencies	23,030	177	—	—	23,207
Equity securities	46,383	7,515	—	—	53,898
Non-U.S. sovereign debt	15,306	14,282	—	—	29,588
Corporate securities and other	—	10,418	11	—	10,429
Total trading account liabilities	84,719	32,392	11	—	117,122
Derivative liabilities	36,087	341,269	5,856	(338,946)	44,266
Short-term borrowings	—	3,487	—	—	3,487
Accrued expenses and other liabilities	9,169	2,834	50	—	12,053
Long-term debt	—	29,582	877	—	30,459
Total liabilities (4)	$129,975	$565,249	$6,794	$(338,946)	$363,072
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes securities with a fair value of $15.7 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $931 million that is accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(3)Includes MSRs of $914 million, which are classified as Level 3 assets.
(4)Total recurring Level 3 assets were 0.36 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.23 percent of total consolidated liabilities.

81 Bank of America

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
(3)Includes MSRs of $818 million, which are classified as Level 3 assets.
(4)Total recurring Level 3 assets were 0.34 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.24 percent of total consolidated liabilities.

Bank of America 82

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2022 and 2021, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance March 31	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Three Months Ended March 31, 2022
Trading account assets:
Corporate securities, trading loans and other	$2,110	$(2)	$—	$12	$(153)	$—	$(18)	$368	$(128)	$2,189	$(21)
Equity securities	190	16	—	16	(6)	—	(4)	8	(37)	183	13
Non-U.S. sovereign debt	396	20	53	2	—	—	(15)	45	(5)	496	17
Mortgage trading loans, MBS and ABS	1,527	(92)	—	129	(155)	—	(21)	251	(24)	1,615	(47)
Total trading account assets	4,223	(58)	53	159	(314)	—	(58)	672	(194)	4,483	(38)
Net derivative assets (liabilities) (4)	(2,662)	617	—	58	(185)	—	107	(143)	74	(2,134)	643
AFS debt securities:
Non-agency residential MBS	316	4	(24)	—	(8)	—	(44)	—	—	244	5
Non-U.S. and other taxable securities	71	—	(1)	—	—	—	—	87	(2)	155	—
Tax-exempt securities	52	—	—	—	—	—	—	—	—	52	—
Total AFS debt securities	439	4	(25)	—	(8)	—	(44)	87	(2)	451	5
Other debt securities carried at fair value – Non-agency residential MBS	242	(39)	—	—	—	—	(65)	—	—	138	(39)
Loans and leases (5,6)	748	(30)	—	—	(1)	—	(27)	—	—	690	(30)
Loans held-for-sale (5,6)	317	7	12	104	—	—	(58)	—	—	382	5
Other assets (6,7)	1,572	144	3	—	1	40	(69)	4	—	1,695	132
Trading account liabilities – Corporate securities and other	(11)	—	—	—	—	—	—	—	—	(11)	1
Accrued expenses and other liabilities (5)	—	(50)	—	—	—	—	—	—	—	(50)	(31)
Long-term debt (5)	(1,075)	(109)	33	—	—	—	4	(6)	276	(877)	(111)

Three Months Ended March 31, 2021
Trading account assets:
Corporate securities, trading loans and other	$1,359	$(13)	$—	$241	$(147)	$—	$(17)	$152	$(59)	$1,516	$(19)
Equity securities	227	(10)	—	45	(23)	—	—	52	(18)	273	(10)
Non-U.S. sovereign debt	354	—	(22)	2	—	—	—	—	—	334	3
Mortgage trading loans, MBS and ABS	1,440	49	—	128	(221)	1	(36)	256	(56)	1,561	32
Total trading account assets	3,380	26	(22)	416	(391)	1	(53)	460	(133)	3,684	6
Net derivative assets (liabilities) (4)	(3,468)	286	—	138	(261)	—	147	(108)	60	(3,206)	272
AFS debt securities:
Non-agency residential MBS	378	(16)	(97)	—	—	—	(17)	36	—	284	(16)
Non-U.S. and other taxable securities	89	—	(6)	8	—	—	(5)	—	—	86	—
Tax-exempt securities	176	14	—	—	—	—	—	—	(92)	98	13
Total AFS debt securities	643	(2)	(103)	8	—	—	(22)	36	(92)	468	(3)
Other debt securities carried at fair value – Non-agency residential MBS	267	(1)	—	—	—	—	(6)	—	—	260	(1)
Loans and leases (5,6)	717	70	—	—	—	10	(34)	30	—	793	71
Loans held-for-sale (5,6)	236	(6)	(8)	—	—	—	(17)	19	(4)	220	(9)
Other assets (6,7)	1,970	174	4	—	(1)	41	(105)	7	—	2,090	163
Trading account liabilities – Corporate securities and other	(16)	—	—	—	—	—	—	—	—	(16)	—
Long-term debt (5)	(1,164)	49	(13)	—	—	—	18	(32)	114	(1,028)	50
(1)Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.
(2)Includes gains (losses) reported in earnings in the following income statement line items: Trading account assets/liabilities - predominantly market making and similar activities; Net derivative assets (liabilities) - market making and similar activities and other income; AFS debt securities - other income; Other debt securities carried at fair value - other income; Loans and leases - market making and similar activities and other income; Loans held-for-sale - other income; Other assets - primarily market making and similar activities and other income related to MSRs; Accrued expenses and other liabilities - market making and similar activities; Long-term debt - market making and similar activities.
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option.  Amounts include net unrealized gains (losses) of $81 million and $(136) million related to financial instruments still held at March 31, 2022 and 2021.
(4)Net derivative assets (liabilities) include derivative assets of $3.7 billion and $2.8 billion and derivative liabilities of $5.9 billion and $6.0 billion at March 31, 2022 and 2021.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

83 Bank of America

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at March 31, 2022 and December 31, 2021.

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2022

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$1,028	Discounted cash flow, Market comparables	Yield	0% to 25%	7%
Trading account assets – Mortgage trading loans, ABS and other MBS	313		Prepayment speed	0% to 33% CPR	17% CPR
Loans and leases	333		Default rate	0% to 3% CDR	1% CDR
AFS debt securities – Non-agency residential	244		Price	$0 to $204	$80
Other debt securities carried at fair value – Non-agency residential	138		Loss severity	0% to 48%	14%
Instruments backed by commercial real estate assets	$220	Discounted cash flow	Yield	0% to 25%	4%
Trading account assets – Corporate securities, trading loans and other	60		Price	$0 to $101	$59
Trading account assets – Mortgage trading loans, ABS and other MBS	88
AFS debt securities – Non-U.S. and other taxable securities	64
Loans held-for-sale	8
Commercial loans, debt securities and other	$4,713	Discounted cash flow, Market comparables	Yield	1% to 46%	13%
Trading account assets – Corporate securities, trading loans and other	2,129		Prepayment speed	10% to 20%	16%
Trading account assets – Non-U.S. sovereign debt	496		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, ABS and other MBS	1,214		Loss severity	35% to 40%	37%
AFS debt securities – Tax-exempt securities	52		Price	$0 to $157	$73
AFS debt securities – Non-U.S. and other taxable securities	91		Long-dated equity volatilities	49%	n/a
Loans and leases	357
Loans held-for-sale	374
Other assets, primarily auction rate securities	$781	Discounted cash flow, Market comparables	Price	$10 to $96	$91
			Discount rate	10%	n/a

MSRs	$914	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 14 years	5 years
			Weighted-average life, variable rate (5)	0 to 10 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(877)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Yield	19% to 46%	20%
			Equity correlation	1% to 100%	80%
			Long-dated equity volatilities	4% to 77%	37%
			Price	$0 to $124	$82
			Natural gas forward price	$2/MMBtu to $8/MMBtu	$4 /MMBtu
Net derivative assets (liabilities)
Credit derivatives	$(449)	Discounted cash flow, Stochastic recovery correlation model	Credit spreads	7 to 151 bps	57 bps
			Upfront points	1 to 100 points	61 points
			Prepayment speed	15% CPR	n/a
			Default rate	2% CDR	n/a
			Credit correlation	22% to 62%	52%
			Price	$0 to $151	$57
Equity derivatives	$(1,311)	Industry standard derivative pricing (3)	Equity correlation	1% to 100%	80%
			Long-dated equity volatilities	4% to 77%	37%
Commodity derivatives	$(631)	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$2/MMBtu to $8/MMBtu	$4 /MMBtu
			Correlation	78% to 85%	81%
			Power forward price	$10 to $141	$38
			Volatilities	58% to 97%	60%
Interest rate derivatives	$257	Industry standard derivative pricing (4)	Correlation (IR/IR)	(1)% to 92%	57%
			Correlation (FX/IR)	(1)% to 58%	42%
			Long-dated inflation rates	(10)% to 13%	1%
			Long-dated inflation volatilities	2% to 6%	3%
			Interest rate volatilities	0% to 2%	1%
Total net derivative assets (liabilities)	$(2,134)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 81: Trading account assets – Corporate securities, trading loans and other of $2.2 billion, Trading account assets – Non-U.S. sovereign debt of $496 million, Trading account assets – Mortgage trading loans, MBS and ABS of $1.6 billion, AFS debt securities of $451 million, Other debt securities carried at fair value - Non-agency residential of $138 million, Other assets, including MSRs, of $1.7 billion, Loans and leases of $690 million and LHFS of $382 million.
(3)Includes models such as Monte Carlo simulation and Black-Scholes.
(4)Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
(5)The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable

Bank of America 84

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2021

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$1,269	Discounted cash flow, Market comparables	Yield	0% to 25%	6%
Trading account assets – Mortgage trading loans, ABS and other MBS	338		Prepayment speed	1% to 40% CPR	19% CPR
Loans and leases	373		Default rate	0% to 3% CDR	1% CDR
AFS debt securities - Non-agency residential	316		Price	$0 to $168	$92
Other debt securities carried at fair value - Non-agency residential	242		Loss severity	0% to 43%	13%
Instruments backed by commercial real estate assets	$298	Discounted cash flow	Yield	0% to 25%	4%
Trading account assets – Corporate securities, trading loans and other	138		Price	$0 to $101	$57
Trading account assets – Mortgage trading loans, ABS and other MBS	77
AFS debt securities – Non-U.S. and other taxable securities	71
Loans held-for-sale	12
Commercial loans, debt securities and other	$4,212	Discounted cash flow, Market comparables	Yield	0% to 19%	10%
Trading account assets – Corporate securities, trading loans and other	1,972		Prepayment speed	10% to 20%	16%
Trading account assets – Non-U.S. sovereign debt	396		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, ABS and other MBS	1,112		Loss severity	35% to 40%	37%
AFS debt securities – Tax-exempt securities	52		Price	$0 to $189	$73
Loans and leases	375		Long-dated equity volatilities	45%	n/a
Loans held-for-sale	305
Other assets, primarily auction rate securities	$754	Discounted cash flow, Market comparables	Price	$10 to $96	$91
			Discount rate	9%	n/a

MSRs	$818	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 14 years	4 years
			Weighted-average life, variable rate (5)	0 to 10 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(1,075)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Yield	0% to 19%	18%
			Equity correlation	3% to 100%	80%
			Long-dated equity volatilities	5% to 78%	36%
			Price	$0 to $125	$82
			Natural gas forward price	$2/MMBtu to $8/MMBtu	$4/MMBtu
Net derivative assets (liabilities)
Credit derivatives	$(104)	Discounted cash flow, Stochastic recovery correlation model	Credit spreads	7 to 155 bps	61 bps
			Upfront points	16 to 100 points	68 points
			Prepayment speed	15% CPR	n/a
			Default rate	2% CDR	n/a
			Credit correlation	20% to 60%	55%
			Price	$0 to $120	$53
Equity derivatives	$(1,710)	Industry standard derivative pricing (3)	Equity correlation	3% to 100%	80%
			Long-dated equity volatilities	5% to 78%	36%
Commodity derivatives	$(976)	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$2/MMBtu to $8/MMBtu	$4/MMBtu
			Correlation	65% to 85%	76%
			Power forward price	$11 to $103	$32
			Volatilities	41% to 69%	63%
Interest rate derivatives	$128	Industry standard derivative pricing (4)	Correlation (IR/IR)	(1)% to 90%	54%
			Correlation (FX/IR)	(1)% to 58%	44%
			Long-dated inflation rates	G(10)% to 11%	3%
			Long-dated inflation volatilities	0% to 2%	2%
			Interest rates volatilities	0% to 2%	1%
Total net derivative assets (liabilities)	$(2,662)
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
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable
Uncertainty of Fair Value Measurements from Unobservable Inputs
For information on the types of instruments, valuation approaches and the impact of changes in unobservable inputs used in Level 3 measurements, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.

85 Bank of America

Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2022 and 2021.

Assets Measured at Fair Value on a Nonrecurring Basis

	March 31, 2022		Three Months Ended March 31, 2022
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$31	$543	$(1)
Loans and leases (1)	—	68	(15)
Foreclosed properties (2, 3)	—	1	—
Other assets	—	50	(18)

	March 31, 2021		Three Months Ended March 31, 2021
Assets
Loans held-for-sale	$2,116	$66	$5
Loans and leases (1)	—	85	(14)
Foreclosed properties (2, 3)	—	3	(1)
Other assets	49	2,155	(403)
(1)Includes $6 million and $3 million of losses on loans that were written down to a collateral value of zero during the three months ended March 31, 2022 and 2021.
(2)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
(3)Excludes $61 million and $87 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at March 31, 2022 and 2021.
The table below presents information about significant unobservable inputs utilized in the Corporation's nonrecurring Level 3 fair value measurements during the three months ended March 31, 2022 and the year ended December 31, 2021.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	Three Months Ended March 31, 2022
Loans held-for-sale	$543	Market comparables	Price	$85 to $98	$93
Loans and leases (2)	68	Market comparables	OREO discount	13% to 59%	24%
			Costs to sell	8% to 26%	9%
Other assets (3)	50	Discounted cash flow	Discount rate	7%	n/a
	Year Ended December 31, 2021
Loans and leases (2)	$213	Market comparables	OREO discount	13% to 59%	24%
			Costs to sell	8% to 26%	9%
Other assets (4)	1,875	Discounted cash flow	Discount rate	7%	n/a
	166	Market comparables	Estimated appraisal value	n/a	n/a
(1)The weighted average is calculated based upon the fair value of the loans.
(2)Represents residential mortgages where the loan has been written down to the fair value of the underlying collateral.
(3)Represents the fair value of certain impaired renewable energy investments.
(4)Represents the fair value of certain impaired renewable energy investments and impaired assets related to the Corporation’s real estate rationalization.
n/a = not applicable
NOTE 15 Fair Value Option
The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K. The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at March 31, 2022 and December 31, 2021, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three months ended March 31, 2022 and 2021.

Bank of America 86

Fair Value Option Elections

	March 31, 2022			December 31, 2021
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$174,685	$174,741	$(56)	$150,665	$150,677	$(12)
Loans reported as trading account assets (1)	11,372	18,802	(7,430)	10,864	18,895	(8,031)
Trading inventory – other	21,250	n/a	n/a	21,986	n/a	n/a
Consumer and commercial loans	7,111	7,233	(122)	7,819	7,888	(69)
Loans held-for-sale (1)	3,203	4,297	(1,094)	4,455	5,343	(888)
Other assets	582	n/a	n/a	544	n/a	n/a
Long-term deposits	446	469	(23)	408	401	7
Federal funds purchased and securities loaned or sold under agreements to repurchase	155,239	155,347	(108)	139,641	139,682	(41)
Short-term borrowings	3,487	3,910	(423)	4,279	4,127	152
Unfunded loan commitments	136	n/a	n/a	97	n/a	n/a
Long-term debt	30,459	33,211	(2,752)	29,708	30,903	(1,195)
(1)A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

Gains (Losses) Related to Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended March 31
	2022			2021
(Dollars in millions)	Market making and similar activities	Other Income	Total	Market making and similar activities	Other Income	Total
Loans reported as trading account assets	$4	$—	$4	$112	$—	$112
Trading inventory – other (1)	460	—	460	(730)	—	(730)
Consumer and commercial loans	(22)	(13)	(35)	71	19	90
Loans held-for-sale	—	(132)	(132)	—	(12)	(12)
Short-term borrowings	559	—	559	413	—	413
Long-term debt (2)	1,124	(11)	1,113	386	(16)	370
Other (3)	(5)	10	5	12	27	39
Total (4)	$2,120	$(146)	$1,974	$264	$18	$282
(1)    The gains (losses) in market making and similar activities are primarily offset by (losses) gains on trading liabilities that hedge these assets.
(2)    The net gains in market making and similar activities relate to the embedded derivatives in structured liabilities and are typically offset by losses on derivatives and securities that hedge these liabilities. For the cumulative impact of changes in the Corporation’s own credit spreads and the amount recognized in accumulated OCI, see Note 12 – Accumulated Other Comprehensive Income (Loss). For more information on how the Corporation’s own credit spread is determined, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
(3)    Includes gains (losses) on federal funds sold and securities borrowed or purchased under agreements to resell, other assets, long-term deposits, federal funds purchased and securities loaned or sold under agreements to repurchase and unfunded loan commitments.
(4)    Includes gains (losses) related to borrower-specific credit risk were $(69) million and $78 million for the three months ended March 31, 2022 and 2021.
NOTE 16 Fair Value of Financial Instruments
The following disclosures include financial instruments that are not carried at fair value or only a portion of the ending balance is carried at fair value on the Consolidated Balance Sheet. Certain loans, deposits, long-term debt, unfunded lending commitments and other financial instruments are accounted for under the fair value option. For more information, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at March 31, 2022 and December 31, 2021 are presented in the following table.

87 Bank of America

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	March 31, 2022
Financial assets
Loans	$961,364	$52,598	$920,592	$973,190
Loans held-for-sale	10,270	7,569	2,903	10,472
Financial liabilities
Deposits (1)	2,072,409	2,072,308	—	2,072,308
Long-term debt	278,710	280,628	1,102	281,730
Commercial unfunded lending commitments (2)	1,516	85	6,785	6,870

	December 31, 2021
Financial assets
Loans	$946,142	$53,544	$919,980	$973,524
Loans held-for-sale	15,635	15,016	627	15,643
Financial liabilities
Deposits (1)	2,064,446	2,064,438	—	2,064,438
Long-term debt	280,117	286,802	1,288	288,090
Commercial unfunded lending commitments (2)	1,554	97	6,384	6,481
(1)    Includes demand deposits of $1.0 trillion with no stated maturities at both March 31, 2022 and December 31, 2021.
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
NOTE 17 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, Global Wealth & Investment Management, Global Banking and Global Markets, with the remaining operations recorded in All Other. For more information, see Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s
2021 Annual Report on Form 10-K. The following tables present net income and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for the three months ended March 31, 2022 and 2021, and total assets at March 31, 2022 and 2021 for each business segment, as well as All Other.

Results of Business Segments and All Other

At and for the three months ended March 31	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2022	2021	2022	2021	2022	2021
Net interest income	$11,678	$10,308	$6,680	$5,920	$1,668	$1,331
Noninterest income	11,656	12,624	2,133	2,149	3,808	3,640
Total revenue, net of interest expense	23,334	22,932	8,813	8,069	5,476	4,971
Provision for credit losses	30	(1,860)	(52)	(617)	(41)	(65)
Noninterest expense	15,319	15,515	4,921	5,131	4,015	3,867
Income before income taxes	7,985	9,277	3,944	3,555	1,502	1,169
Income tax expense	918	1,227	966	871	368	286
Net income	$7,067	$8,050	$2,978	$2,684	$1,134	$883
Period-end total assets	$3,238,223	$2,969,992	$1,166,443	$1,047,413	$433,122	$378,654

	Global Banking		Global Markets		All Other
	2022	2021	2022	2021	2022	2021
Net interest income	$2,344	$1,980	$993	$990	$(7)	$87
Noninterest income	2,850	2,653	4,299	5,208	(1,434)	(1,026)
Total revenue, net of interest expense	5,194	4,633	5,292	6,198	(1,441)	(939)
Provision for credit losses	165	(1,126)	5	(5)	(47)	(47)
Noninterest expense	2,683	2,782	3,117	3,427	583	308
Income before income taxes	2,346	2,977	2,170	2,776	(1,977)	(1,200)
Income tax expense	622	804	575	722	(1,613)	(1,456)
Net income	$1,724	$2,173	$1,595	$2,054	$(364)	$256
Period-end total assets	$623,168	$594,235	$883,304	$745,681	$132,186	$204,009
(1)There were no material intersegment revenues

Bank of America 88

The table below presents noninterest income and the associated components for the three months ended March 31, 2022 and 2021 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Three Months Ended March 31
(Dollars in millions)	2022	2021	2022	2021	2022	2021
Fees and commissions:
Card income
Interchange fees	$935	$1,067	$743	$835	$7	$10
Other card income	468	368	442	354	11	9
Total card income	1,403	1,435	1,185	1,189	18	19
Service charges
Deposit-related fees	1,530	1,495	844	831	19	18
Lending-related fees	303	297	—	—	—	—
Total service charges	1,833	1,792	844	831	19	18
Investment and brokerage services
Asset management fees	3,286	3,002	52	41	3,234	2,961
Brokerage fees	1,006	1,061	31	36	420	430
Total investment and brokerage services	4,292	4,063	83	77	3,654	3,391
Investment banking fees
Underwriting income	672	1,546	—	—	66	135
Syndication fees	312	300	—	—	—	—
Financial advisory services	473	400	—	—	—	—
Total investment banking fees	1,457	2,246	—	—	66	135
Total fees and commissions	8,985	9,536	2,112	2,097	3,757	3,563
Market making and similar activities	3,238	3,529	—	—	13	11
Other income (loss)	(567)	(441)	21	52	38	66
Total noninterest income	$11,656	$12,624	$2,133	$2,149	$3,808	$3,640

	Global Banking		Global Markets		All Other (1)
	Three Months Ended March 31
	2022	2021	2022	2021	2022	2021
Fees and commissions:
Card income
Interchange fees	$175	$146	$14	$76	$(4)	$—
Other card income	1	4	—	—	14	1
Total card income	176	150	14	76	10	1
Service charges
Deposit-related fees	637	602	28	42	2	2
Lending-related fees	249	245	54	52	—	—
Total service charges	886	847	82	94	2	2
Investment and brokerage services
Asset management fees	—	—	—	—	—	—
Brokerage fees	12	41	545	560	(2)	(6)
Total investment and brokerage services	12	41	545	560	(2)	(6)
Investment banking fees
Underwriting income	275	654	402	799	(71)	(42)
Syndication fees	166	161	146	139	—	—
Financial advisory services	439	357	34	43	—	—
Total investment banking fees	880	1,172	582	981	(71)	(42)
Total fees and commissions	1,954	2,210	1,223	1,711	(61)	(45)
Market making and similar activities	49	31	3,190	3,470	(14)	17
Other income (loss)	847	412	(114)	27	(1,359)	(998)
Total noninterest income	$2,850	$2,653	$4,299	$5,208	$(1,434)	$(1,026)
(1)All Other includes eliminations of intercompany transactions.

89 Bank of America

Business Segment Reconciliations

	Three Months Ended March 31
(Dollars in millions)	2022	2021
Segments’ total revenue, net of interest expense	$24,775	$23,871
Adjustments (1):
Asset and liability management activities	(67)	109
Liquidating businesses, eliminations and other	(1,374)	(1,048)
FTE basis adjustment	(106)	(111)
Consolidated revenue, net of interest expense	$23,228	$22,821
Segments’ total net income	7,431	7,794
Adjustments, net-of-tax (1):
Asset and liability management activities	(58)	83
Liquidating businesses, eliminations and other	(306)	173
Consolidated net income	$7,067	$8,050

	March 31
	2022	2021
Segments’ total assets	$3,106,037	$2,765,983
Adjustments (1):
Asset and liability management activities, including securities portfolio	1,281,639	1,226,930
Elimination of segment asset allocations to match liabilities	(1,216,401)	(1,086,268)
Other	66,948	63,347
Consolidated total assets	$3,238,223	$2,969,992
(1)Adjustments include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

Bank of America 90

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

91 Bank of America

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

Bank of America 92

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

93 Bank of America

Part II. Other Information
Bank of America Corporation and Subsidiaries
Item 1. Legal Proceedings
See Litigation and Regulatory Matters in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
Item 1A. Risk Factors
There are no material changes from the risk factors set forth under Part 1, Item 1A. Risk Factors of the Corporation’s 2021 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents share repurchase activity for the three months ended March 31, 2022. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Buyback Authority Amounts (3)
January 1 - 31, 2022	31,848	$46.81	30,726	$17,988
February 1 - 28, 2022	40,813	47.30	18,573	17,190
March 1 - 31, 2022	10,781	42.06	8,132	16,881
Three months ended March 31, 2022	83,442	46.44	57,431
(1)Includes 26 million shares of the Corporation’s common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)On October 20, 2021, the Corporation announced its Board of Directors (Board) authorized the repurchase of up to $25 billion of common stock over time (October Authorization). The Board also authorized repurchases to offset shares awarded under equity-based compensation plans. This October Authorization replaced the April 15, 2021 authorization for repurchases of up to $25 billion of common stock. During the three months ended March 31, 2022, pursuant to the Board’s authorization, the Corporation repurchased 57.4 million shares, or $2.6 billion, of its common stock, including to offset shares awarded under the equity-based compensation plans. For more information, see Capital Management - CCAR and Capital Planning in the MD&A on page 18 and Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.
(3)Remaining Buyback Authority Amounts represents the remaining buyback authority of the October Authorization. Excludes repurchases to offset shares awarded under equity-based compensation plans.
The Corporation did not have any unregistered sales of equity securities during the three months ended March 31, 2022.
Item 5. Other Information
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (Exchange Act), an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, the Corporation is not aware of any other activity, transaction or dealing by any of its affiliates during the quarter ended March 31, 2022 that requires disclosure under Section 13(r) of the Exchange Act.
During the first quarter of 2022, Bank of America, National Association (BANA), a U.S. subsidiary of Bank of America Corporation, processed transactions pursuant to two specific licenses issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC). First, pursuant to a specific license issued on May 28, 2021, BANA processed two authorized wire deposits totaling $658,857 on behalf of a U.S. client into its account at BANA. The wire deposits settled invoices owed to the U.S. client and were unblocked funds belonging to Jammal Trust Bank, which at the time of the deposits was designated pursuant to Executive Order 13224. Second, pursuant to a specific license issued on January 4, 2022, BANA processed one authorized wire deposit totaling $55,655 on behalf of a U.S. client into its account at BANA. This wire deposit was related to authorized services that the U.S. client provided to entities owned by or associated with an individual who was designated pursuant to Executive Order 13224.
Additionally, during the first quarter of 2022, BANA processed four authorized payments pursuant to several general licenses issued by OFAC regarding personal remittances and activities of international and nongovernmental organizations. The payments, which totaled $6,329, were processed for U.S. and non-U.S. clients where the beneficiaries were located in Afghanistan and involved processing by Afghan state-owned banks, which are subject to Executive Order 13224.
There was no measurable gross revenue or net profit to the Corporation relating to these transactions, except for nominal fees received by BANA for processing payments. The Corporation may in the future engage in similar transactions for its clients to the extent permitted by U.S. law.

Bank of America 94

Item 6. Exhibits

Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended and in effect on the date hereof	1

3.2	Amended and Restated Bylaws of the Corporation as in effect on the date hereof	1

10.1	Letter Agreement dated November 9, 2021 between the Corporation and James P. DeMare	1, 2, 3

10.2	Employment Offer Letter dated March 4, 2019 between the Corporation and Matthew M. Koder	1, 2, 3

10.3	Letter of Understanding dated March 4, 2019 between the Corporation and Matthew M. Koder	1, 2, 3

22	Subsidiary Issuers of Guaranteed Securities		10-Q	22	10/29/21	1-6523

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

101.INS	Inline XBRL Instance Document	4

101.SCH	Inline XBRL Taxonomy Extension Schema Document	1

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	1

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	1

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	1

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1) Filed herewith.
(2) As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain portions of this exhibit have been redacted from the publicly filed document.
(3) Exhibit is a management contract or compensatory plan or arrangement.
(4) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation Registrant

Date:	April 29, 2022	/s/ Rudolf A. Bless
Rudolf A. Bless Chief Accounting Officer

95 Bank of America