Form 10-Q
period 2022-06-30
BANK OF AMERICA CORP /DE/
filed 2022-07-29
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
Yes ☐ No ☑
On July 28, 2022, there were 8,035,239,025 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation and Subsidiaries
June 30, 2022
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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of the Corporation’s 2021 Annual Report on Form 10-K and in any of the Corporation’s subsequent Securities and Exchange Commission filings: the Corporation’s potential judgments, orders, settlements, penalties, fines and reputational damage resulting from pending or future litigation and regulatory investigations, proceedings and enforcement actions, including as a result of our participation in and execution of government programs related to the Coronavirus Disease 2019 (COVID-19) pandemic, such as the processing of unemployment benefits for California and certain other states; the possibility that the Corporation's future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, and regulatory and government actions; the possibility that the Corporation could face increased claims from one or more parties involved in mortgage securitizations; the Corporation's ability to resolve representations and warranties repurchase and related claims; the risks related to the discontinuation of the London Interbank Offered Rate and other reference rates, including increased expenses and litigation and the effectiveness of hedging strategies; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates, inflation, currency exchange rates, economic conditions, trade policies and tensions, including tariffs, and potential geopolitical instability; the impact of the interest rate and inflationary environment on the Corporation’s business, financial condition and results of operations; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business; potential losses related to the Corporation’s concentration of credit risk; the Corporation's ability to achieve its expense targets and expectations regarding revenue, net interest income, provision for credit losses, net charge-offs, effective tax rate, loan growth or other projections; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements, stress capital buffer requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of changes in or interpretations of income tax laws and regulations; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including, but not limited to, recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards, derivatives regulations and the Coronavirus Aid, Relief, and Economic Security Act and any similar or related rules and regulations; a failure or disruption in or breach of the Corporation’s operational or security systems or infrastructure, or those of third parties, including as a result of cyberattacks or campaigns; the risks related to the transition and physical impacts of climate change; our ability to achieve environmental, social and governance goals and commitments or the impact of any changes in the Corporation’s sustainability strategy or commitments generally; the impact of any future federal government shutdown and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary or regulatory policy; the emergence of widespread health emergencies or pandemics, including the magnitude and duration of the COVID-19 pandemic and its impact on U.S. and/or global financial market conditions and our business, results of operations, financial condition and prospects; the impact of

Bank of America 2

natural disasters, extreme weather events, military conflict (including the Russia/Ukraine conflict and potential geopolitical consequences), terrorism or other geopolitical events; and other matters.
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
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At June 30, 2022, the Corporation had $3.1 trillion in assets and a headcount of approximately 210,000 employees.
As of June 30, 2022, we served clients through operations across the U.S., its territories and approximately 35 countries. Our retail banking footprint covers all major markets in the U.S., and we serve approximately 67 million consumer and small business clients with approximately 4,000 retail financial centers, approximately 16,000 ATMs, and leading digital banking platforms (www.bankofamerica.com) with approximately 43 million active users, including approximately 34 million active mobile users. We offer industry-leading support to approximately three million small business households. Our GWIM businesses, with client balances of $3.4 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
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
Recent Developments
Russia/Ukraine Conflict
As previously disclosed, due to the Russia/Ukraine conflict, there has been significant volatility in financial and commodities markets. In addition, multiple jurisdictions have implemented various economic sanctions, including on select Russian government leaders and financial institutions. The government of Russia has also imposed its own economic sanctions on certain non-Russian institutions.
At June 30, 2022 and March 31, 2022, our direct net country exposure to Russia was $550 million and $759 million, which primarily consisted of outstanding loans and leases totaling $468 million and $679 million. All of our loans to Russian counterparties have been downgraded and reported as reservable criticized exposure, with their expected credit losses incorporated into our estimate of the allowance for credit losses. At June 30, 2022 and March 31, 2022, our net country exposure to Ukraine was not significant. For more information on our Russian exposure, see Credit Risk Management on page 29.
While the Corporation’s direct exposure to Russia is limited, the potential duration and impact of the Russia/Ukraine conflict and sanctions regime remain uncertain and could adversely affect the Corporation's businesses, results of operations and financial position. For more information on the Russia/Ukraine conflict, including related risks, see Recent Developments – Russia/Ukraine in the MD&A of the Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2022, and the Market and Geopolitical sections within Item 1A. Risk Factors of the Corporation’s 2021 Annual Report on Form 10-K.
Capital Management
On June 23, 2022, the Board of Governors of the Federal Reserve System (Federal Reserve) announced the results of the 2022 Comprehensive Capital Analysis and Review (CCAR) supervisory stress tests. Based on the results, we expect our stress capital buffer (SCB) to be approximately 90 basis points (bps) higher than the current level of 2.5 percent, and will therefore add approximately 90 bps to our current Common equity tier 1 (CET1) minimum requirement of 9.5 percent. By August 31, 2022, the Federal Reserve will finalize the new SCB, which will be effective from October 1, 2022 through September 30, 2023.
On July 20, 2022, the Corporation’s Board of Directors (the Board) declared a quarterly common stock dividend of $0.22 per share, an increase of five percent compared to the prior dividend, payable on September 30, 2022 to shareholders of record as of September 2, 2022.
For more information on our capital resources, see Capital Management on page 22.
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

3 Bank of America

being published using a modified calculation (i.e., on a “synthetic” basis). The remaining USD LIBOR settings (i.e., overnight, one month, three month, six month and 12 month) will cease or become non-representative immediately after June 30, 2023.
The Corporation continues to execute its enterprise-wide transition program with respect to LIBOR and other impacted benchmark rates. The Corporation has ceased entering into new contracts that use USD LIBOR as a reference rate, subject to limited exceptions, including those consistent with supervisory guidance issued by the Federal Reserve, the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC). The Corporation also continues to monitor a variety of market scenarios as part of its transition efforts, including risks associated with insufficient preparation by individual market participants or the overall market ecosystem, ability of market participants to transition away from impacted benchmarks, and access and demand by clients and market participants to liquidity in certain products, including LIBOR products.
As previously disclosed, the Corporation has remediated a significant majority of its notional contractual exposure to LIBOR products referencing USD LIBOR settings that will cease or become non-representative immediately after June 30, 2023 (i.e., updated to include fallback provisions to alternative reference rates (ARRs), such as the Secured Overnight Financing Rate for USD LIBOR, that are based on market-driven protocols, regulatory guidance, and industry-recommended fallback provisions and related mechanisms). The remaining non-remediated USD LIBOR exposure, a majority of which is made up of derivatives and commercial loans, represents a small minority of outstanding USD LIBOR notional contractual exposure of the Corporation and will require active dialogue with clients to modify the contracts. For any residual exposures after June 2023 that continue to have no fallback provisions, the Corporation is assessing and planning to leverage relevant contractual and statutory solutions, including the Adjustable Interest Rate (LIBOR) Act, enacted in March 2022 at the federal level in the U.S., and other relevant legislation, to transition such exposure to ARRs.
For more information on the expected replacement of LIBOR and other benchmark rates, see Executive Summary – Recent Developments – LIBOR and Other Benchmark Rates in the MD&A and Item 1A. Risk Factors – Other of the Corporation’s 2021 Annual Report on Form 10-K.
Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2022	2021	2022	2021
Income statement
Net interest income	$12,444	$10,233	$24,016	$20,430
Noninterest income	10,244	11,233	21,900	23,857
Total revenue, net of interest expense	22,688	21,466	45,916	44,287
Provision for credit losses	523	(1,621)	553	(3,481)
Noninterest expense	15,273	15,045	30,592	30,560
Income before income taxes	6,892	8,042	14,771	17,208
Income tax expense	645	(1,182)	1,457	(66)
Net income	6,247	9,224	13,314	17,274
Preferred stock dividends	315	260	782	750
Net income applicable to common shareholders	$5,932	$8,964	$12,532	$16,524

Per common share information
Earnings	$0.73	$1.04	$1.54	$1.91
Diluted earnings	0.73	1.03	1.53	1.90
Dividends paid	0.21	0.18	0.42	0.36
Performance ratios
Return on average assets (1)	0.79%	1.23%	0.84%	1.18%
Return on average common shareholders’ equity (1)	9.93	14.33	10.48	13.31
Return on average tangible common shareholders’ equity (2)	14.05	19.90	14.78	18.51
Efficiency ratio (1)	67.32	70.09	66.63	69.00
			June 30 2022	December 31 2021

Balance sheet
Total loans and leases			$1,030,766	$979,124
Total assets			3,111,606	3,169,495
Total deposits			1,984,349	2,064,446
Total liabilities			2,842,488	2,899,429
Total common shareholders’ equity			239,984	245,358
Total shareholders’ equity			269,118	270,066
(1)For definitions, see Key Metrics on page 100.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most closely related financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 47.
Net income was $6.2 billion and $13.3 billion, or $0.73 and $1.53 per diluted share, for the three and six months ended June 30, 2022 compared to $9.2 billion and $17.3 billion, or
$1.03 and $1.90 per diluted share, for the same periods in 2021. The decrease in net income was primarily due to an increase in the provision for credit losses, a positive income tax

Bank of America 4

adjustment related to the revaluation of U.K. net deferred tax assets in the prior year and lower noninterest income, partially offset by higher net interest income.
Total assets decreased $57.9 billion from December 31, 2021 to $3.1 trillion primarily driven by lower cash and cash equivalents due to seasonal deposit outflows and lower debt securities, partially offset by loan growth across Consumer and Commercial products, as well as higher trading account assets and derivative assets to support Global Markets client activity.
Total liabilities decreased $56.9 billion from December 31, 2021 to $2.8 trillion primarily driven by reduced deposits due, in part, to customer tax payments.
Shareholders’ equity decreased $948 million from December 31, 2021 primarily due to market value decreases on derivatives and debt securities and returns of capital to shareholders through common stock repurchases and common and preferred stock dividends, partially offset by net income and the issuance of preferred stock.
Net Interest Income
Net interest income increased $2.2 billion to $12.4 billion, and $3.6 billion to $24.0 billion for the three and six months ended June 30, 2022 compared to the same periods in 2021. Net interest yield on a fully taxable-equivalent (FTE) basis increased 25 bps to 1.86 percent, and 13 bps to 1.77 percent for the same periods. The increase in net interest income for the three-month period was primarily driven by higher interest rates, lower premium amortization expense and loan growth. The increase in the six-month period was primarily driven by lower premium amortization expense, loan growth and higher interest rates, partially offset by a decrease in the acceleration of net capitalized loan fees due to Paycheck Protection Program (PPP) loan forgiveness. For more information on net interest yield and the FTE basis, see Supplemental Financial Data on page 7, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 44.
Noninterest Income

Table 2	Noninterest Income

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2022	2021	2022	2021
Fees and commissions:
Card income		$1,555	$1,586	$2,958	$3,021
Service charges		1,717	1,874	3,550	3,666
Investment and brokerage services		4,091	4,123	8,383	8,186
Investment banking fees		1,128	2,122	2,585	4,368
Total fees and commissions		8,491	9,705	17,476	19,241
Market making and similar activities		2,717	1,826	5,955	5,355
Other income		(964)	(298)	(1,531)	(739)
Total noninterest income		$10,244	$11,233	$21,900	$23,857
Noninterest income decreased $989 million to $10.2 billion and decreased $2.0 billion to $21.9 billion for the three and six months ended June 30, 2022 compared to the same periods in 2021. The following highlights the significant changes.
●    Service charges decreased $157 million and $116 million primarily driven by the impact of non-sufficient funds and overdraft policy changes, partially offset by higher treasury service charges.
●    Investment and brokerage services increased $197 million for the six-month period primarily driven by the impacts of positive assets under management (AUM) flows and higher market valuations, partially offset by declines in AUM pricing.
●    Investment banking fees decreased $994 million and $1.8 billion primarily driven by lower equity issuance and debt issuance fees.
●    Market making and similar activities increased $891 million and $600 million primarily driven by improved performance across macro products in fixed income, currencies and commodities (FICC) and derivative products in Equities, partially offset by a weaker trading environment for credit products.
●    Other income decreased $666 million and $792 million primarily due to certain valuation adjustments and higher partnership losses for ESG investments.
Provision for Credit Losses
The provision for credit losses increased $2.1 billion to $523 million and $4.0 billion to $553 million for the three and six months ended June 30, 2022 compared to the same periods in 2021. The increase in both periods was primarily driven by loan growth and a dampening macroeconomic outlook, partially offset by asset quality improvement and reduced COVID-19 pandemic (the pandemic) uncertainties. The increase in the six-month period was also driven by a reserve build related to Russian exposure. For the same periods in the prior year, the provision for credit losses benefited from reserve releases due to an improved macroeconomic outlook. For more information on the provision for credit losses, see Allowance for Credit Losses on page 41.

5 Bank of America

Noninterest Expense

Table 3	Noninterest Expense

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2022	2021	2022	2021
Compensation and benefits		$8,917	$8,653	$18,399	$18,389
Occupancy and equipment		1,748	1,759	3,508	3,589
Information processing and communications		1,535	1,448	3,075	2,873
Product delivery and transaction related		924	976	1,857	1,953
Marketing		463	810	860	1,181
Professional fees		518	426	968	829
Other general operating		1,168	973	1,925	1,746
Total noninterest expense		$15,273	$15,045	$30,592	$30,560
Noninterest expense increased $228 million to $15.3 billion and $32 million to $30.6 billion for the three and six months ended June 30, 2022 compared to the same periods in 2021. The increase in both periods was primarily due to higher investments in people and technology and expenses recognized for certain regulatory matters, partially offset by lower marketing and net COVID-19 related costs.
Income Tax Expense

Table 4	Income Tax Expense

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2022	2021	2022	2021
Income before income taxes		$6,892	$8,042	$14,771	$17,208
Income tax expense		645	(1,182)	1,457	(66)
Effective tax rate		9.4%	(14.7)%	9.9%	(0.4)%
Changes in the effective tax rates for the three and six months ended June 30, 2022 compared to the same periods in 2021 were driven by the impact of the U.K. tax law change further discussed in this section and discrete tax benefits primarily related to the resolution of certain tax matters. The majority of our recurring tax preference benefits consists of tax credits from ESG investments in affordable housing and wind energy investments where the recurring tax credits are recognized over a term of up to 10 years, and in solar energy where the tax credits are recognized in the year the facilities are placed into service. Absent these ESG tax credits and discrete tax benefits, the effective tax rate would have been approximately 26 percent and 25 percent for the three and six months ended June 30, 2022.
On June 10, 2021, the U.K. enacted the 2021 Finance Act, which increased the U.K. corporation income tax rate to 25 percent from 19 percent. This change is effective April 1, 2023 and unfavorably affects income tax expense on future U.K. earnings. As a result, during the three months ended June 30, 2021, the Corporation recorded a positive income tax adjustment of approximately $2.0 billion with a corresponding write-up of U.K. net deferred tax assets, which reflected a reversal of previously recorded write-downs of net deferred tax assets for prior changes in the U.K. corporation income tax rate.

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
Key Performance Indicators
We present certain key financial and nonfinancial performance indicators (key performance indicators) that management uses when assessing our consolidated and/or segment results. We believe they are useful to investors because they provide additional information about our underlying operational performance and trends. These key performance indicators (KPIs) may not be defined or calculated in the same way as similar KPIs used by other companies. For information on how these metrics are defined, see Key Metrics on page 100.
Our consolidated key performance indicators, which include various equity and credit metrics, are presented in Table 1 on page 4 and Table 5 on page 8.
For information on key segment performance metrics, see Business Segment Operations on page 11.

7 Bank of America

Table 5	Selected Quarterly Financial Data
						Six Months Ended
	2022 Quarters		2021 Quarters			June 30
(In millions, except per share information)	Second	First	Fourth	Third	Second	2022	2021
Income statement
Net interest income	$12,444	$11,572	$11,410	$11,094	$10,233	$24,016	$20,430
Noninterest income	10,244	11,656	10,650	11,672	11,233	21,900	23,857
Total revenue, net of interest expense	22,688	23,228	22,060	22,766	21,466	45,916	44,287
Provision for credit losses	523	30	(489)	(624)	(1,621)	553	(3,481)
Noninterest expense	15,273	15,319	14,731	14,440	15,045	30,592	30,560
Income before income taxes	6,892	7,879	7,818	8,950	8,042	14,771	17,208
Income tax expense	645	812	805	1,259	(1,182)	1,457	(66)
Net income	6,247	7,067	7,013	7,691	9,224	13,314	17,274
Net income applicable to common shareholders	5,932	6,600	6,773	7,260	8,964	12,532	16,524
Average common shares issued and outstanding	8,121.6	8,136.8	8,226.5	8,430.7	8,620.8	8,129.3	8,660.4
Average diluted common shares issued and outstanding	8,163.1	8,202.1	8,304.7	8,492.8	8,735.5	8,182.2	8,776.2
Performance ratios
Return on average assets (1)	0.79%	0.89%	0.88%	0.99%	1.23%	0.84%	1.18%
Four-quarter trailing return on average assets (2)	0.89	0.99	1.05	1.04	0.97	n/a	n/a
Return on average common shareholders’ equity (1)	9.93	11.02	10.90	11.43	14.33	10.48	13.31
Return on average tangible common shareholders’ equity (3)	14.05	15.51	15.25	15.85	19.90	14.78	18.51
Return on average shareholders’ equity (1)	9.34	10.64	10.27	11.08	13.47	9.99	12.70
Return on average tangible shareholders’ equity (3)	12.66	14.40	13.87	14.87	18.11	13.52	17.07
Total ending equity to total ending assets	8.65	8.23	8.52	8.83	9.15	8.65	9.15
Total average equity to total average assets	8.49	8.40	8.56	8.95	9.11	8.44	9.31
Dividend payout (1)	28.68	25.86	25.33	24.10	17.25	27.20	18.82
Per common share data
Earnings	$0.73	$0.81	$0.82	$0.86	$1.04	$1.54	$1.91
Diluted earnings	0.73	0.80	0.82	0.85	1.03	1.53	1.90
Dividends paid	0.21	0.21	0.21	0.21	0.18	0.42	0.36
Book value (1)	29.87	29.70	30.37	30.22	29.89	29.87	29.89
Tangible book value (3)	21.13	20.99	21.68	21.69	21.61	21.13	21.61
Market capitalization	$250,136	$332,320	$359,383	$349,841	$349,925	$250,136	$349,925
Average balance sheet
Total loans and leases	$1,014,886	$977,793	$945,062	$920,509	$907,900
Total assets	3,157,855	3,207,702	3,164,118	3,076,452	3,015,113
Total deposits	2,012,079	2,045,811	2,017,223	1,942,705	1,888,834
Long-term debt	245,781	246,042	248,525	248,988	232,034
Common shareholders’ equity	239,523	242,865	246,519	252,043	250,948
Total shareholders’ equity	268,197	269,309	270,883	275,484	274,632
Asset quality
Allowance for credit losses (4)	$13,434	$13,483	$13,843	$14,693	$15,782
Nonperforming loans, leases and foreclosed properties (5)	4,326	4,778	4,697	4,831	5,031
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.17%	1.23%	1.28%	1.43%	1.55%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	288	262	271	279	287
Net charge-offs	$571	$392	$362	$463	$595
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.23%	0.16%	0.15%	0.20%	0.27%
Capital ratios at period end (6)
Common equity tier 1 capital	10.5%	10.4%	10.6%	11.1%	11.5%
Tier 1 capital	12.3	12.0	12.1	12.6	13.0
Total capital	14.2	14.0	14.1	14.7	15.1
Tier 1 leverage	6.5	6.3	6.4	6.6	6.9
Supplementary leverage ratio	5.5	5.4	5.5	5.6	5.9
Tangible equity (3)	6.5	6.2	6.4	6.7	7.0
Tangible common equity (3)	5.6	5.3	5.7	5.9	6.2
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets	27.8%	27.2%	26.9%	27.7%	27.7%
Total loss-absorbing capacity to supplementary leverage exposure	12.6	12.2	12.1	12.4	12.5
Eligible long-term debt to risk-weighted assets	14.7	14.4	14.1	14.4	14.1
Eligible long-term debt to supplementary leverage exposure	6.6	6.5	6.3	6.4	6.3
(1)For definitions, see Key Metrics on page 100.
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
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 22.
n/a = not applicable

Bank of America 8

Table 6	Quarterly Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	Second Quarter 2022			Second Quarter 2021
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$178,313	$282	0.63%	$247,673	$27	0.04%
Time deposits placed and other short-term investments	7,658	12	0.62	8,079	—	0.02
Federal funds sold and securities borrowed or purchased under agreements to resell (2)	304,684	396	0.52	270,443	(42)	(0.06)
Trading account assets	147,442	1,241	3.37	152,307	967	2.55
Debt securities	945,927	4,067	1.72	895,902	2,834	1.27
Loans and leases (3)
Residential mortgage	228,529	1,571	2.75	214,096	1,498	2.80
Home equity	27,415	235	3.44	31,621	267	3.39
Credit card	81,024	1,954	9.68	73,399	1,876	10.25
Direct/Indirect and other consumer	108,639	696	2.57	94,321	561	2.38
Total consumer	445,607	4,456	4.01	413,437	4,202	4.07
U.S. commercial	363,978	2,525	2.78	322,633	2,049	2.55
Non-U.S. commercial	128,237	696	2.18	96,343	429	1.78
Commercial real estate (4)	63,072	476	3.02	59,276	371	2.51
Commercial lease financing	13,992	104	2.95	16,211	108	2.67
Total commercial	569,279	3,801	2.68	494,463	2,957	2.40
Total loans and leases	1,014,886	8,257	3.26	907,900	7,159	3.16
Other earning assets	108,180	823	3.06	96,364	552	2.30
Total earning assets	2,707,090	15,078	2.23	2,578,668	11,497	1.79
Cash and due from banks	29,025			31,675
Other assets, less allowance for loan and lease losses	421,740			404,770
Total assets	$3,157,855			$3,015,113
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$985,983	$189	0.08%	$915,420	$78	0.03%
Time and savings deposits	156,824	42	0.11	162,516	40	0.10
Total U.S. interest-bearing deposits	1,142,807	231	0.08	1,077,936	118	0.04
Non-U.S. interest-bearing deposits	79,471	89	0.45	82,142	10	0.05
Total interest-bearing deposits	1,222,278	320	0.11	1,160,078	128	0.04
Federal funds purchased and securities loaned or sold under agreements to repurchase (5)	214,777	454	0.85	214,841	122	0.23
Short-term borrowings and other interest-bearing liabilities (2, 5)	134,790	99	0.30	105,473	(207)	(0.79)
Trading account liabilities	54,005	370	2.74	58,823	293	2.01
Long-term debt	245,781	1,288	2.10	232,034	818	1.42
Total interest-bearing liabilities	1,871,631	2,531	0.54	1,771,249	1,154	0.26
Noninterest-bearing sources
Noninterest-bearing deposits	789,801			728,756
Other liabilities (6)	228,226			240,476
Shareholders’ equity	268,197			274,632
Total liabilities and shareholders’ equity	$3,157,855			$3,015,113
Net interest spread			1.69%			1.53%
Impact of noninterest-bearing sources			0.17			0.08
Net interest income/yield on earning assets (7)		$12,547	1.86%		$10,343	1.61%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 44.
(2)For more information on negative interest, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
(3)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(4)Includes U.S. commercial real estate loans of $58.9 billion and $56.0 billion, and non-U.S. commercial real estate loans of $4.1 billion and $3.3 billion for the second quarter of 2022 and 2021.
(5)Certain prior-period amounts have been reclassified to conform to current-period presentation.
(6)Includes $29.7 billion and $30.5 billion of structured notes and liabilities for the second quarter of 2022 and 2021.
(7)Net interest income includes FTE adjustments of $103 million and $110 million for the second quarter of 2022 and 2021.

9 Bank of America

Table 7	Year-to-Date Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
	Six Months Ended June 30
(Dollars in millions)	2022			2021
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$211,458	$368	0.35%	$262,802	$56	0.04%
Time deposits placed and other short-term investments	8,451	24	0.57	8,409	4	0.10
Federal funds sold and securities borrowed or purchased under agreements to resell (2)	302,059	389	0.26	260,271	(49)	(0.04)
Trading account assets	149,693	2,337	3.14	148,718	1,852	2.51
Debt securities	960,709	7,905	1.65	842,566	5,579	1.33
Loans and leases (3)
Residential mortgage	226,267	3,096	2.74	216,537	3,027	2.80
Home equity	27,599	455	3.33	32,622	548	3.39
Credit card	79,724	3,894	9.85	73,780	3,823	10.45
Direct/Indirect and other consumer	106,645	1,275	2.41	92,883	1,120	2.43
Total consumer	440,235	8,720	3.98	415,822	8,518	4.12
U.S. commercial	355,293	4,652	2.64	322,323	4,100	2.56
Non-U.S. commercial	123,528	1,200	1.96	93,639	838	1.80
Commercial real estate (4)	63,069	863	2.76	59,505	736	2.49
Commercial lease financing	14,317	210	2.94	16,523	240	2.91
Total commercial	556,207	6,925	2.51	491,990	5,914	2.42
Total loans and leases	996,442	15,645	3.16	907,812	14,432	3.20
Other earning assets	114,454	1,410	2.48	99,985	1,129	2.28
Total earning assets	2,743,266	28,078	2.06	2,530,563	23,003	1.83
Cash and due from banks	28,556			32,794
Other assets, less allowance for loan and lease losses	410,818			384,185
Total assets	$3,182,640			$2,947,542
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$993,542	$269	0.05%	$902,677	$155	0.03%
Time and savings deposits	160,382	82	0.10	160,557	91	0.12
Total U.S. interest-bearing deposits	1,153,924	351	0.06	1,063,234	246	0.05
Non-U.S. interest-bearing deposits	80,669	133	0.33	82,054	15	0.04
Total interest-bearing deposits	1,234,593	484	0.08	1,145,288	261	0.05
Federal funds purchased and securities loaned or sold under agreements to repurchase (5)	215,958	533	0.50	204,143	234	0.23
Short-term borrowings and other interest-bearing liabilities (2,5)	130,645	(92)	(0.14)	102,707	(398)	(0.78)
Trading account liabilities	59,094	734	2.50	50,917	539	2.14
Long-term debt	245,911	2,194	1.80	226,466	1,716	1.53
Total interest-bearing liabilities	1,886,201	3,853	0.41	1,729,521	2,352	0.27
Noninterest-bearing sources
Noninterest-bearing deposits	794,259			702,232
Other liabilities (6)	233,430			241,448
Shareholders’ equity	268,750			274,341
Total liabilities and shareholders’ equity	$3,182,640			$2,947,542
Net interest spread			1.65%			1.56%
Impact of noninterest-bearing sources			0.12			0.08
Net interest income/yield on earning assets (7)		$24,225	1.77%		$20,651	1.64%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 44.
(2)For more information on negative interest, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
(3)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(4)Includes U.S. commercial real estate loans of $58.7 billion and $56.3 billion and non-U.S. commercial real estate loans of $4.3 billion and $3.2 billion for the six months ended June 30, 2022 and 2021.
(5)Certain prior-period amounts have been reclassified to conform to current-period presentation.
(6)Includes $29.9 billion and $30.9 billion of structured notes and liabilities for the six months ended June 30, 2022 and 2021.
(7)Net interest income includes FTE adjustments of $209 million and $221 million for the six months ended June 30, 2022 and 2021.

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
Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
	Three Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021	2022	2021	% Change
Net interest income	$4,477	$3,480	$2,610	$2,493	$7,087	$5,973	19%
Noninterest income:
Card income	(9)	(7)	1,329	1,319	1,320	1,312	1
Service charges	678	850	1	1	679	851	(20)
All other income	55	22	(5)	28	50	50	—
Total noninterest income	724	865	1,325	1,348	2,049	2,213	(7)
Total revenue, net of interest expense	5,201	4,345	3,935	3,841	9,136	8,186	12

Provision for credit losses	142	47	208	(744)	350	(697)	(150)
Noninterest expense	3,055	2,855	1,904	2,004	4,959	4,859	2
Income before income taxes	2,004	1,443	1,823	2,581	3,827	4,024	(5)
Income tax expense	491	354	447	632	938	986	(5)
Net income	$1,513	$1,089	$1,376	$1,949	$2,889	$3,038	(5)

Effective tax rate (1)					24.5%	24.5%

Net interest yield	1.67%	1.44%	3.64%	3.60%	2.55	2.37
Return on average allocated capital	47	36	20	30	29	32
Efficiency ratio	58.74	65.73	48.38	52.16	54.28	59.36

Balance Sheet
	Three Months Ended June 30
Average	2022	2021	2022	2021	2022	2021	% Change
Total loans and leases	$4,147	$4,447	$285,448	$277,320	$289,595	$281,767	3%
Total earning assets (2)	1,072,773	968,492	287,512	277,742	1,114,552	1,012,335	10
Total assets (2)	1,106,098	1,005,237	294,407	283,178	1,154,773	1,054,516	10
Total deposits	1,072,166	972,016	5,854	7,056	1,078,020	979,072	10
Allocated capital	13,000	12,000	27,000	26,500	40,000	38,500	4

(1)Estimated at the segment level only.
(2)In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.

11 Bank of America

	Deposits		Consumer Lending		Total Consumer Banking
	Six Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021	2022	2021	% Change
Net interest income	$8,529	$6,758	$5,238	$5,135	$13,767	$11,893	16%
Noninterest income:
Card income	(17)	(12)	2,522	2,513	2,505	2,501	—
Service charges	1,521	1,681	2	1	1,523	1,682	(9)
All other income	123	94	31	85	154	179	(14)
Total noninterest income	1,627	1,763	2,555	2,599	4,182	4,362	(4)
Total revenue, net of interest expense	10,156	8,521	7,793	7,734	17,949	16,255	10

Provision for credit losses	215	121	83	(1,435)	298	(1,314)	(123)
Noninterest expense	6,063	6,065	3,817	3,925	9,880	9,990	(1)
Income before income taxes	3,878	2,335	3,893	5,244	7,771	7,579	3
Income tax expense	950	572	954	1,285	1,904	1,857	3
Net income	$2,928	$1,763	$2,939	$3,959	$5,867	$5,722	3

Effective tax rate (1)					24.5%	24.5%

Net interest yield	1.62%	1.45%	3.71%	3.67%	2.52	2.44
Return on average allocated capital	45	30	22	30	30	30
Efficiency ratio	59.70	71.19	48.97	50.74	55.04	61.46

Balance Sheet
	Six Months Ended June 30
Average	2022	2021	2022	2021	2022	2021	% Change
Total loans and leases	$4,180	$4,527	$282,666	$281,777	$286,846	$286,304	—%
Total earning assets (2)	1,061,693	940,469	284,400	282,206	1,103,707	984,891	12
Total assets (2)	1,095,281	978,170	291,052	286,908	1,143,947	1,027,294	11
Total deposits	1,061,267	944,819	5,853	6,938	1,067,120	951,757	12
Allocated capital	13,000	12,000	27,000	26,500	40,000	38,500	4

Period end	June 30 2022	December 31 2021	June 30 2022	December 31 2021	June 30 2022	December 31 2021	% Change
Total loans and leases	$4,123	$4,206	$290,447	$282,305	$294,570	$286,511	3%
Total earning assets (2)	1,072,291	1,048,009	292,657	282,850	1,114,524	1,090,331	2
Total assets (2)	1,104,991	1,082,449	299,799	289,220	1,154,366	1,131,142	2
Total deposits	1,071,089	1,049,085	6,126	5,910	1,077,215	1,054,995	2
See page 11 for footnotes.
Consumer Banking, comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. For more information about Consumer Banking, see Business Segment Operations in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
Consumer Banking Results
Three-Month Comparison
Net income for Consumer Banking decreased $149 million to $2.9 billion due to an increase in provision for credit losses and higher noninterest expense, partially offset by higher revenue. Net interest income increased $1.1 billion to $7.1 billion primarily due to higher interest rates and the benefit of higher deposit and loan balances, partially offset by a decrease in the acceleration of net capitalized loan fees due to PPP loan forgiveness. Noninterest income decreased $164 million to $2.0 billion primarily driven by the impact of non-sufficient funds and overdraft policy changes.
The provision for credit losses increased $1.0 billion to $350 million primarily driven by loan growth and a dampening macroeconomic outlook in the current-year period compared to a reserve release that benefited the prior-year period. Noninterest expense increased $100 million to $5.0 billion primarily driven by continued investments for business growth and increased client activity, partially offset by the contribution to the Bank of America Foundation in the prior-year period.
The return on average allocated capital was 29 percent, down from 32 percent, driven by an increase in allocated capital and lower net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 11.
Six-Month Comparison
Net income for Consumer Banking increased $145 million to $5.9 billion due to higher revenue and lower noninterest expense, partially offset by an increase in provision for credit losses. Net interest income increased $1.9 billion to $13.8 billion primarily due to the same factors as described in the three-month discussion. Noninterest income decreased $180 million to $4.2 billion primarily driven by the impact of non-sufficient funds and overdraft policy changes and lower mortgage banking income, partially offset by higher other service charges due to increased client activity.
The provision for credit losses increased $1.6 billion to $298 million primarily due to the same factors as described in the three-month discussion. Noninterest expense decreased $110 million to $9.9 billion primarily driven by an impairment charge for real estate rationalization and the contribution to the Bank of America Foundation in the prior-year period, partially offset by continued investments for business growth and increased client activity.
The return on average allocated capital was 30 percent, unchanged from the prior-year period.

Bank of America 12

Deposits
Three-Month Comparison
Net income for Deposits increased $424 million to $1.5 billion due to higher revenue, partially offset by higher noninterest expense. Net interest income increased $997 million to $4.5 billion primarily due to higher interest rates and the benefit of higher deposit balances. Noninterest income decreased $141 million to $724 million primarily driven by the impact of non-sufficient funds and overdraft policy changes.
Noninterest expense increased $200 million to $3.1 billion primarily driven by continued investments for business growth and increased client activity.
Average deposits increased $100.2 billion to $1.1 trillion primarily due to net inflows of $57.7 billion in checking and $42.2 billion in money market savings largely driven by strong organic growth.
Six-Month Comparison
Net income for Deposits increased $1.2 billion to $2.9 billion primarily due to higher revenue. Net interest income increased $1.8 billion to $8.5 billion primarily due to the same factors as described in the three-month discussion. Noninterest income decreased $136 million to $1.6 billion primarily due to the same factor as described in the three-month discussion.
Average deposits increased $116.4 billion to $1.1 trillion primarily due to net inflows of $68.4 billion in checking and $46.6 billion in money market savings largely driven by strong organic growth.
The table below provides key performance indicators for Deposits. Management uses these metrics, and we believe they are useful to investors because they provide additional information to evaluate our deposit profitability and digital/mobile trends.

Key Statistics – Deposits

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Total deposit spreads (excludes noninterest costs) (1)	1.70%	1.71%	1.68%	1.72%

Period End
Consumer investment assets (in millions) (2)			$315,243	$345,809
Active digital banking users (in thousands) (3)			42,690	40,512
Active mobile banking users (in thousands) (4)			34,167	31,796
Financial centers			3,984	4,296
ATMs			15,730	16,795
(1)Includes deposits held in Consumer Lending.
(2)Includes client brokerage assets, deposit sweep balances and AUM in Consumer Banking.
(3)Represents mobile and/or online active users over the past 90 days.
(4)Represents mobile active users over the past 90 days.
Consumer investment assets decreased $30.6 billion to $315.2 billion driven by market performance, partially offset by client flows. Active mobile banking users increased approximately two million, reflecting continuing changes in our clients’ banking preferences. We had a net decrease of 312 financial centers and 1,065 ATMs as we continue to optimize our consumer banking network.
Consumer Lending
Three-Month Comparison
Net income for Consumer Lending decreased $573 million to $1.4 billion primarily due to an increase in provision for credit losses. Net interest income increased $117 million to $2.6 billion primarily due to higher interest rates and loan balances, partially offset by a decrease in the acceleration of net capitalized loan fees due to PPP loan forgiveness. Noninterest income decreased $23 million to $1.3 billion primarily driven by lower mortgage banking income.
The provision for credit losses increased $952 million to $208 million primarily driven by loan growth and a dampening macroeconomic outlook in the current-year period compared to a reserve release that benefited the prior-year period. Noninterest expense decreased $100 million to $1.9 billion primarily driven by the contribution to the Bank of America Foundation in the prior-year period.
Average loans increased $8.1 billion to $285.4 billion primarily driven by an increase in credit card loans and first mortgage loans, partially offset by a decline in PPP loans.
Six-Month Comparison
Net income for Consumer Lending decreased $1.0 billion to $2.9 billion primarily due to an increase in provision for credit losses. Net interest income increased $103 million to $5.2 billion primarily due to the same factors as described in the three-month discussion. Noninterest income decreased $44 million to $2.6 billion primarily due to the same factors as described in the three-month discussion.
The provision for credit losses increased $1.5 billion to $83 million primarily due to the same factors as described in the three-month discussion. Noninterest expense decreased $108 million to $3.8 billion primarily driven by the same factor as described in the three-month discussion.
Average loans increased $889 million to $282.7 billion primarily driven by an increase in credit card loans and first mortgage loans, partially offset by a decline in PPP loans.
The table below provides key performance indicators for Consumer Lending. Management uses these metrics, and we believe they are useful to investors because they provide additional information about loan growth and profitability.

13 Bank of America

Key Statistics – Consumer Lending

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021
Total credit card (1)
Gross interest yield (2)	9.76%	10.10%	9.83%	10.31%
Risk-adjusted margin (3)	9.95	9.76	10.17	9.53
New accounts (in thousands)	1,068	931	2,045	1,605
Purchase volumes	$91,810	$78,384	$172,724	$142,975
Debit card purchase volumes	$128,707	$121,905	$246,291	$229,812
(1)Includes GWIM's credit card portfolio.
(2)Calculated as the effective annual percentage rate divided by average loans.
(3)Calculated as the difference between total revenue, net of interest expense, and net credit losses divided by average loans.
During the three and six months ended June 30, 2022, the total risk-adjusted margin increased 19 bps and 64 bps primarily driven by lower net credit losses, partially offset by lower net interest margin and lower fee income. During the three and six months ended June 30, 2022, total credit card purchase volumes increased $13.4 billion and $29.7 billion, and debit card purchase volumes increased $6.8 billion and $16.5 billion, reflecting higher levels of consumer spending.

Key Statistics – Loan Production (1)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021
Consumer Banking:
First mortgage	$6,551	$11,502	$14,667	$20,684
Home equity	2,151	907	3,876	1,317
Total (2):
First mortgage	$14,471	$20,266	$30,824	$35,499
Home equity	2,535	1,166	4,575	1,669
(1)The loan production amounts represent the unpaid principal balance of loans and, in the case of home equity, the principal amount of the total line of credit.
(2)In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations for Consumer Banking and the total Corporation decreased $5.0 billion and $5.8 billion during the three months ended June 30, 2022 primarily driven by changes in demand. During the six months ended June 30, 2022, Consumer Banking and the total Corporation decreased $6.0 billion and $4.7 billion primarily driven by changes in demand.
Home equity production in Consumer Banking and the total Corporation increased $1.2 billion and $1.4 billion during the three months ended June 30, 2022 primarily driven by higher demand. During the six months ended June 30, 2022, Consumer Banking and the total Corporation increased $2.6 billion and $2.9 billion primarily driven by higher demand.

Bank of America 14

Global Wealth & Investment Management

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Net interest income	$1,802	$1,355	33%	$3,470	$2,685	29%
Noninterest income:
Investment and brokerage services	3,486	3,536	(1)	7,140	6,928	3
All other income	145	174	(17)	299	423	(29)
Total noninterest income	3,631	3,710	(2)	7,439	7,351	1
Total revenue, net of interest expense	5,433	5,065	7	10,909	10,036	9

Provision for credit losses	33	(62)	n/m	(8)	(127)	(94)
Noninterest expense	3,875	3,813	2	7,890	7,682	3
Income before income taxes	1,525	1,314	16	3,027	2,481	22
Income tax expense	374	322	16	742	608	22
Net income	$1,151	$992	16	$2,285	$1,873	22

Effective tax rate	24.5%	24.5%		24.5%	24.5%

Net interest yield	1.82	1.48		1.72	1.49
Return on average allocated capital	26	24		26	23
Efficiency ratio	71.34	75.29		72.33	76.54

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2022	2021	% Change	2022	2021	% Change
Total loans and leases	$219,277	$193,988	13%	$215,130	$191,257	12%
Total earning assets	396,611	367,778	8	407,369	363,960	12
Total assets	409,472	380,315	8	420,196	376,476	12
Total deposits	363,943	333,487	9	374,365	329,948	13
Allocated capital	17,500	16,500	6	17,500	16,500	6

Period end				June 30 2022	December 31 2021	% Change
Total loans and leases				$221,705	$208,971	6%
Total earning assets				380,771	425,112	(10)
Total assets				393,948	438,275	(10)
Total deposits				347,991	390,143	(11)
n/m = not meaningful

GWIM consists of two primary businesses: Merrill Wealth Management and Bank of America Private Bank. For more information about GWIM, see Business Segment Operations in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
Three-Month Comparison
Net income for GWIM increased $159 million to $1.2 billion driven by higher net interest income, partially offset by lower noninterest income, higher provision for credit losses and higher noninterest expense. The operating margin was 28 percent compared to 26 percent a year ago.
Net interest income increased $447 million to $1.8 billion driven by the benefits of higher deposit and loan balances and higher interest rates.
Noninterest income, which primarily includes investment and brokerage services income, decreased $79 million to $3.6 billion primarily due to the impacts of lower market valuations and declines in AUM pricing, partially offset by the impact of positive AUM flows.
The provision for credit losses increased $95 million to $33 million primarily due to loan growth and a dampening macroeconomic outlook in the current-year period compared to a reserve release that benefited the prior-year period. Noninterest expense increased $62 million to $3.9 billion primarily driven by higher employee-related expense.
The return on average allocated capital was 26 percent, up from 24 percent, due to higher net income, partially offset by an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 11.
Average loans increased $25.3 billion to $219.3 billion primarily driven by residential mortgage, securities-based lending and custom lending. Average deposits increased $30.5 billion to $363.9 billion primarily driven by inflows from new and existing accounts.
Merrill Wealth Management revenue of $4.5 billion increased six percent primarily driven by the benefits of higher deposit and loan balances and higher interest rates.
Bank of America Private Bank revenue of $897 million increased 11 percent driven by the benefits of higher deposit and loan balances and higher interest rates.
Six-Month Comparison
Net income for GWIM increased $412 million to $2.3 billion driven by higher revenue, partially offset by higher noninterest expense and higher provision for credit losses. The operating margin was 28 percent compared to 25 percent a year ago.
Net interest income increased $785 million to $3.5 billion due to the same factors as described in the three-month discussion.
Noninterest income, which primarily includes investment and brokerage services income, increased $88 million to $7.4 billion primarily driven by the impacts of positive AUM flows and higher market valuations, partially offset by declines in AUM pricing.
The benefit in the provision for credit losses decreased $119 million primarily due to the same factors as described in the three-month discussion. Noninterest expense increased

15 Bank of America

$208 million to $7.9 billion, primarily due to higher revenue-related incentives and other employee-related expenses.
The return on average allocated capital was 26 percent, up from 23 percent, due to higher net income, partially offset by an increase in allocated capital.
Average loans increased $23.9 billion to $215.1 billion primarily due to the same factors as described in the three-month discussion. Average deposits increased $44.4 billion to $374.4 billion primarily due to the same factors as described in the three-month discussion.
Merrill Wealth Management revenue of $9.1 billion increased eight percent primarily driven by the benefits of higher deposit and loan balances and higher interest rates, positive AUM flows and the impact of higher market valuations, partially offset by declines in AUM pricing.
Bank of America Private Bank revenue of $1.8 billion increased 12 percent primarily driven by the same factors as described in the three-month discussion.

Key Indicators and Metrics

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021
Revenue by Business
Merrill Wealth Management	$4,536	$4,260	$9,125	$8,445
Bank of America Private Bank	897	805	1,784	1,591
Total revenue, net of interest expense	$5,433	$5,065	$10,909	$10,036

Client Balances by Business, at period end
Merrill Wealth Management			$2,819,998	$3,073,252
Bank of America Private Bank			547,116	579,562
Total client balances			$3,367,114	$3,652,814

Client Balances by Type, at period end
Assets under management			$1,411,344	$1,549,069
Brokerage and other assets			1,437,562	1,619,246
Deposits			347,991	330,624
Loans and leases (1)			224,847	201,154
Less: Managed deposits in assets under management			(54,630)	(47,279)
Total client balances			$3,367,114	$3,652,814

Assets Under Management Rollforward
Assets under management, beginning of period	$1,571,605	$1,467,487	$1,638,782	$1,408,465
Net client flows	1,033	11,714	16,570	29,922
Market valuation/other	(161,294)	69,868	(244,008)	110,682
Total assets under management, end of period	$1,411,344	$1,549,069	$1,411,344	$1,549,069

Total wealth advisors, at period end (2)			18,449	19,385
(1)Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.
(2)Includes advisors across all wealth management businesses in GWIM and Consumer Banking.
Client Balances
Client balances decreased $285.7 billion, or eight percent, to $3.4 trillion at June 30, 2022 compared to June 30, 2021. The decrease in client balances was primarily due to the impact of lower market valuations, partially offset by positive client flows.

Bank of America 16

Global Banking

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Net interest income	$2,634	$1,984	33%	$4,978	$3,964	26%
Noninterest income:
Service charges	933	900	4	1,819	1,747	4
Investment banking fees	692	1,173	(41)	1,572	2,345	(33)
All other income	747	1,033	(28)	1,831	1,666	10
Total noninterest income	2,372	3,106	(24)	5,222	5,758	(9)
Total revenue, net of interest expense	5,006	5,090	(2)	10,200	9,722	5

Provision for credit losses	157	(831)	(119)	322	(1,957)	(116)
Noninterest expense	2,799	2,599	8	5,482	5,380	2
Income before income taxes	2,050	3,322	(38)	4,396	6,299	(30)
Income tax expense	543	897	(39)	1,165	1,701	(32)
Net income	$1,507	$2,425	(38)	$3,231	$4,598	(30)

Effective tax rate	26.5%	27.0%		26.5%	27.0%

Net interest yield	1.97	1.49		1.82	1.52
Return on average allocated capital	14	23		15	22
Efficiency ratio	55.90	51.07		53.74	55.34

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2022	2021	% Change	2022	2021	% Change
Total loans and leases	$377,248	$325,110	16%	$368,078	$327,595	12%
Total earning assets	537,660	534,562	1	551,894	525,332	5
Total assets	601,945	595,498	1	616,156	585,875	5
Total deposits	509,261	506,618	1	524,502	496,880	6
Allocated capital	44,500	42,500	5	44,500	42,500	5

Period end				June 30 2022	December 31 2021	% Change
Total loans and leases				$385,376	$352,933	9%
Total earning assets				526,879	574,583	(8)
Total assets				591,490	638,131	(7)
Total deposits				499,714	551,752	(9)
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
Three-Month Comparison
Net income for Global Banking decreased $918 million to $1.5 billion driven by higher provision for credit losses, higher noninterest expense and lower revenue.
Net interest income increased $650 million to $2.6 billion primarily due to the allocation of asset and liability management (ALM) results and the benefit of higher loan balances as well as higher deposit spreads, partially offset by lower credit spreads.
Noninterest income decreased $734 million to $2.4 billion driven by lower investment banking fees, valuation adjustments on leveraged loans and lower income from ESG investment activities.
The provision for credit losses increased $988 million to $157 million primarily driven by a dampening macroeconomic outlook as well as loan growth in the current-year period compared to a benefit in the provision for credit losses of $831 million in the prior-year period due to a reserve release.

Noninterest expense increased $200 million to $2.8 billion primarily due to continued investments in the business and expenses recognized for certain regulatory matters.
The return on average allocated capital was 14 percent, down from 23 percent, due to lower net income and higher allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 11.
Six-Month Comparison
Net income for Global Banking decreased $1.4 billion to $3.2 billion driven by higher provision for credit losses and higher noninterest expense, partially offset by higher revenue.
Net interest income increased $1.0 billion to $5.0 billion primarily due to the allocation of ALM results and the benefit of higher loan and deposit balances as well as higher deposit spreads, partially offset by lower credit spreads.
Noninterest income decreased $536 million to $5.2 billion driven by lower investment banking fees and valuation adjustments on leveraged loans, partially offset by higher leasing-related revenue including ESG investment activity.
The provision for credit losses increased $2.3 billion to $322 million primarily due to the same factors as described in the three-month discussion as well as a reserve build in the current-year period for our Russian exposure, compared to a benefit in the provision for credit losses of $2.0 billion in the prior-year period due to a reserve release.

17 Bank of America

Noninterest expense increased $102 million to $5.5 billion, primarily due to continued investments in the business and expenses recognized for certain regulatory matters, partially offset by an acceleration of expenses due to incentive compensation award changes in the prior-year period.
The return on average allocated capital was 15 percent, down from 22 percent, due to lower net income and higher allocated capital.
Global Corporate, Global Commercial and Business Banking
The following table and discussion present a summary of the results, which exclude certain investment banking and PPP activities in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Three Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Revenue
Business Lending	$946	$989	$1,024	$867	$62	$56	$2,032	$1,912
Global Transaction Services (1)	1,138	763	973	805	270	230	2,381	1,798
Total revenue, net of interest expense	$2,084	$1,752	$1,997	$1,672	$332	$286	$4,413	$3,710

Balance Sheet
Average
Total loans and leases	$176,949	$148,163	$186,452	$156,526	$12,865	$12,703	$376,266	$317,392
Total deposits (1)	244,763	245,034	206,805	205,750	57,697	55,799	509,265	506,583

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Six Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Revenue
Business Lending	$2,006	$1,643	$2,017	$1,765	$120	$111	$4,143	$3,519
Global Transaction Services (1)	2,087	1,474	1,869	1,577	513	452	4,469	3,503
Total revenue, net of interest expense	$4,093	$3,117	$3,886	$3,342	$633	$563	$8,612	$7,022

Balance Sheet

Average
Total loans and leases	$171,999	$148,200	$181,992	$158,407	$12,851	$12,851	$366,842	$319,458
Total deposits (1)	251,297	237,521	215,226	204,769	57,980	54,561	524,503	496,851

Period end
Total loans and leases	$179,638	$148,210	$191,983	$157,248	$12,996	$12,678	$384,617	$318,136
Total deposits (1)	239,113	256,315	203,934	207,352	56,666	56,324	499,713	519,991
(1)Prior periods have been revised to conform to current-period presentation.
Business Lending revenue increased $120 million for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to the benefit of higher loan balances and the allocation of ALM results, partially offset by lower income from ESG investment activities and lower credit spreads. Business Lending revenue increased $624 million for the six months ended June 30, 2022 primarily due to the benefit of higher loan balances, the allocation of ALM results and leasing-related revenue including ESG investment activity, partially offset by lower credit spreads.
Global Transaction Services revenue increased $583 million for the three months ended June 30, 2022 driven by the allocation of ALM results and higher deposit spreads. Global Transaction Services revenue increased $966 million for the six months ended June 30, 2022 driven by the allocation of ALM results and the benefit of higher average deposit balances and deposit spreads.

Average loans and leases increased 19 percent and 15 percent for the three and six months ended June 30, 2022 due to higher client demand. Average deposits increased one percent and six percent for the three and six months ended June 30, 2022 due to continued portfolio growth.
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

Bank of America 18

Investment Banking Fees

	Global Banking		Total Corporation		Global Banking		Total Corporation
	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Products
Advisory	$361	$376	$392	$407	$800	$733	$865	$807
Debt issuance	283	482	662	1,110	642	905	1,493	2,098
Equity issuance	48	315	139	702	130	707	364	1,602
Gross investment banking fees	692	1,173	1,193	2,219	1,572	2,345	2,722	4,507
Self-led deals	(28)	(44)	(65)	(97)	(58)	(61)	(137)	(139)
Total investment banking fees	$664	$1,129	$1,128	$2,122	$1,514	$2,284	$2,585	$4,368
Total Corporation investment banking fees, which exclude self-led deals and are primarily included within Global Banking and Global Markets, were $1.1 billion and $2.6 billion for the three and six months ended June 30, 2022. The three-month and six-month periods decreased 47 percent and 41 percent compared to the same periods in 2021 primarily driven by lower equity issuance and debt issuance fees.
Global Markets

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Net interest income	$981	$990	(1)%	$1,974	$1,981	—%
Noninterest income:
Investment and brokerage services	518	474	9	1,063	1,033	3
Investment banking fees	461	959	(52)	1,043	1,940	(46)
Market making and similar activities	2,657	1,964	35	5,847	5,434	8
All other income	(115)	333	(135)	(133)	530	(125)
Total noninterest income	3,521	3,730	(6)	7,820	8,937	(12)
Total revenue, net of interest expense	4,502	4,720	(5)	9,794	10,918	(10)

Provision for credit losses	8	22	(64)	13	17	(24)
Noninterest expense	3,109	3,471	(10)	6,226	6,898	(10)
Income before income taxes	1,385	1,227	13	3,555	4,003	(11)
Income tax expense	367	319	15	942	1,041	(10)
Net income	$1,018	$908	12	$2,613	$2,962	(12)

Effective tax rate	26.5%	26.0%		26.5%	26.0%

Return on average allocated capital	10	10		12	16
Efficiency ratio	69.07	73.55		63.57	63.19

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
	2022	2021	% Change	2022	2021	% Change

Average
Trading-related assets:
Trading account securities	$295,190	$304,760	(3)%	$298,220	$285,081	5%
Reverse repurchases	131,456	116,424	13	134,999	108,201	25
Securities borrowed	119,200	101,144	18	116,847	95,231	23
Derivative assets	60,289	44,514	35	51,106	45,983	11
Total trading-related assets	606,135	566,842	7	601,172	534,496	12
Total loans and leases	114,375	87,826	30	111,492	82,649	35
Total earning assets	598,832	531,000	13	604,846	513,261	18
Total assets	866,742	797,558	9	862,753	760,616	13
Total deposits	41,192	55,584	(26)	42,784	54,723	(22)
Allocated capital	42,500	38,000	12	42,500	38,000	12

Period end				June 30 2022	December 31 2021	% Change
Total trading-related assets				$577,309	$491,160	18%
Total loans and leases				118,290	114,846	3
Total earning assets				571,921	561,135	2
Total assets				835,129	747,794	12
Total deposits				40,055	46,374	(14)

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
Except as otherwise noted below, the following explanations for current period-over-period changes for Global Markets, including those disclosed under Sales and Trading Revenue, are the same for amounts including and excluding net DVA. Amounts excluding net DVA are a non-GAAP financial measure. For more information on net DVA, see Supplemental Financial Data on page 7.
Three-Month Comparison
Net income for Global Markets increased $110 million to $1.0 billion primarily driven by lower noninterest expense, partially offset by lower revenue. Net DVA gains were $158 million compared to losses of $34 million in the prior-year period. Excluding net DVA, net income decreased $36 million to $898 million primarily driven by lower revenue, partially offset by lower noninterest expense.
Revenue decreased $218 million to $4.5 billion primarily driven by lower investment banking fees and valuation adjustments on leveraged loans, partially offset by an increase in sales and trading revenue. Sales and trading revenue increased $592 million, and excluding net DVA, increased $400 million. These increases were driven by higher revenue in FICC.
Noninterest expense decreased $362 million to $3.1 billion primarily driven by the realignment of a liquidating business activity from Global Markets to All Other in the fourth quarter of 2021, partially offset by higher expenses recognized for certain regulatory matters.
Average total assets increased $69.2 billion to $866.7 billion driven by loan growth, derivative balances due to a strong U.S. dollar and higher energy prices, and growth in commodities activity.
The return on average allocated capital was 10 percent, unchanged from the prior-year period. For more information on capital allocated to the business segments, see Business Segment Operations on page 11.
Six-Month Comparison
Net income for Global Markets decreased $349 million to $2.6 billion. Net DVA gains were $227 million compared to losses of $36 million in the prior-year period. Excluding net DVA, net income decreased $549 million to $2.4 billion. These decreases were primarily driven by lower revenue, partially offset by lower noninterest expense.
Revenue decreased $1.1 billion to $9.8 billion primarily driven by lower investment banking fees. Sales and trading revenue increased $233 million from higher revenues in both FICC and Equities. Excluding net DVA, sales and trading revenue decreased $30 million, relatively unchanged, driven by lower revenue in FICC, largely offset by higher revenue in Equities.
Noninterest expense decreased $672 million to $6.2 billion primarily due to the same factors as described in the three-month discussion, and an acceleration of expenses from incentive compensation award changes in the prior-year period.
Average total assets increased $102.1 billion to $862.8 billion driven by loan growth and commodities activity in FICC as well as increased client balances in Equities. Period-end total assets increased $87.3 billion from December 31, 2021 to $835.1 billion driven by derivative balances due to a strong U.S. dollar and higher energy prices, growth in commodities activity in FICC and increased hedging of client activity with stock positions relative to derivatives in Equities.
The return on average allocated capital was 12 percent, down from 16 percent, reflecting lower net income and an increase in allocated capital.
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

Sales and Trading Revenue (1, 2, 3)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021
Sales and trading revenue
Fixed income, currencies and commodities	$2,500	$1,937	$5,208	$5,179
Equities	1,653	1,624	3,664	3,460
Total sales and trading revenue	$4,153	$3,561	$8,872	$8,639

Sales and trading revenue, excluding net DVA (4)
Fixed income, currencies and commodities	$2,340	$1,965	$4,988	$5,216
Equities	1,655	1,630	3,657	3,459
Total sales and trading revenue, excluding net DVA	$3,995	$3,595	$8,645	$8,675
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $102 million and $195 million for the three and six months ended June 30, 2022 compared to $59 million and $132 million for the same periods in 2021.
(3)    Includes Global Banking sales and trading revenue of $319 million and $498 million for the three and six months ended June 30, 2022 compared to $170 million and $274 million for the same periods in 2021.
(4)    FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA gains were $160 million and $220 million for the three and six months ended June 30, 2022 compared to losses of $28 million and $37 million for the same periods in 2021. Equities net DVA gains (losses) were $(2) million and $7 million for the three and six months ended June 30, 2022 compared to gains (losses) of $(6) million and $1 million for the same periods in 2021.

Bank of America 20

Three-Month Comparison
FICC revenue increased $375 million driven by improved performance across macro products, partially offset by a weaker trading performance in credit products. Equities revenue increased $25 million driven by a strong trading performance in derivatives, partially offset by a weaker trading performance in cash.
Six-Month Comparison
FICC revenue decreased $228 million driven by gains in commodities in the prior-year period for a weather-related event and a weaker trading environment for credit products in the current-year period, partially offset by improved performance across macro products. Equities revenue increased $198 million driven by a strong trading performance in derivatives, partially offset by a weaker trading performance in cash.
All Other

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2022	2021	% Change	2022	2021	% Change
Net interest income	$43	$41	5%	$36	$128	(72)%
Noninterest income (loss)	(1,329)	(1,526)	(13)	(2,763)	(2,551)	8
Total revenue, net of interest expense	(1,286)	(1,485)	(13)	(2,727)	(2,423)	13

Provision for credit losses	(25)	(53)	(53)	(72)	(100)	(28)
Noninterest expense	531	303	75	1,114	610	83
Loss before income taxes	(1,792)	(1,735)	3	(3,769)	(2,933)	29
Income tax benefit	(1,474)	(3,596)	(59)	(3,087)	(5,052)	(39)
Net income (loss)	$(318)	$1,861	(117)	$(682)	$2,119	(132)

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2022	2021	% Change	2022	2021	% Change
Total loans and leases	$14,391	$19,209	(25)%	$14,896	$20,007	(26)%
Total assets (1)	124,923	187,226	(33)	139,588	197,281	(29)
Total deposits	19,663	14,073	40	20,081	14,212	41

Period end				June 30 2022	December 31 2021	% Change
Total loans and leases				$10,825	$15,863	(32)%
Total assets (1)				136,673	214,153	(36)
Total deposits				19,374	21,182	(9)
(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $1.1 trillion and $1.2 trillion for the three and six months ended June 30, 2022 compared to $1.1 trillion and $1.0 trillion for the same periods in 2021, and period-end allocated assets were $1.1 trillion and $1.2 trillion at June 30, 2022 and December 31, 2021.

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
Three-Month Comparison
Net income decreased $2.2 billion to a loss of $318 million due to a lower income tax benefit and higher noninterest expense, partially offset by higher revenue.
Revenue increased $199 million primarily driven by approximately $150 million in losses on structured notes in the prior-year period.
Noninterest expense increased $228 million primarily due to expenses recognized for certain regulatory matters and the realignment of a liquidating business activity from Global Markets to All Other in the fourth quarter of 2021, partially offset by decreases in other expenses.
The income tax benefit decreased $2.1 billion due to the impact of the U.K. tax law change recorded in 2021. For more information on the U.K. tax law change, see Financial Highlights on page 6. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.
Six-Month Comparison
Net income decreased $2.8 billion to a loss of $682 million due to a lower income tax benefit, higher noninterest expense and lower revenue.
Revenue decreased $304 million primarily due to higher partnership losses for ESG investments, partially offset by losses on structured notes in the prior-year period.
Noninterest expense increased $504 million primarily due to the same factors as described in the three-month discussion.
The income tax benefit decreased $2.0 billion due to the same factor as described in the three-month discussion. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking.
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

21 Bank of America

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
For more information about the Corporation’s risks, including those related to the pandemic, see Item 1A. Risk Factors of the Corporation’s 2021 Annual Report on Form 10-K. These risks are being managed within our Risk Framework and supporting risk management programs.
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
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing the CCAR capital plan. We submitted our 2022 CCAR capital plan and related supervisory stress tests in April 2022 and received our results on June 23, 2022. Based on the results, we expect our SCB to be approximately 90 bps higher than the current level of 2.5 percent, and will therefore add approximately 90 bps to our current CET1 minimum requirement of 9.5 percent. By August 31, 2022, the Federal Reserve will finalize the new SCB, which will be effective from October 1, 2022 through September 30, 2023. Our capital ratios must remain above our minimum requirements to avoid restrictions on capital distributions and discretionary bonus payments.
In October 2021, the Board renewed the Corporation’s $25 billion common stock repurchase program previously announced in April 2021. The Board’s authorization replaced the previous program. As with the April authorization, the Board also authorized common stock repurchases to offset shares awarded under the Corporation’s equity-based compensation plans. Pursuant to the Board’s authorizations, during the second quarter of 2022, we repurchased $975 million of common stock, including repurchases to offset shares awarded under equity-based compensation plans.
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
Regulatory Capital
As a financial services holding company, we are subject to regulatory capital rules, including Basel 3, issued by U.S. banking regulators. The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and risk-weighted assets (RWA) under both the Standardized and Advanced approaches. The approach that yields the lower ratio is used to assess capital adequacy, including under the PCA framework. As of June 30, 2022, the CET1, Tier 1 capital and Total capital ratios for the Corporation were lower under the Standardized approach.
Minimum Capital Requirements
In order to avoid restrictions on capital distributions and discretionary bonus payments, the Corporation must meet risk-based capital ratio requirements that include a capital conservation buffer of 2.5 percent (under the Advanced approaches only), an SCB (under the Standardized approach only), plus any applicable countercyclical capital buffer and a global systemically important bank (G-SIB) surcharge. The buffers and surcharge must be comprised solely of CET1 capital. For the period from October 1, 2021 through September 30, 2022, the Corporation's CET1 capital ratio must be a minimum of 9.5 percent under both the Standardized and Advanced approaches.
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
Capital Composition and Ratios
Table 8 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at June 30, 2022 and December 31, 2021. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Bank of America 22

Table 8	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	June 30, 2022
Risk-based capital metrics:
Common equity tier 1 capital	$171,754	$171,754
Tier 1 capital	200,872	200,872
Total capital (3)	232,297	225,555
Risk-weighted assets (in billions)	1,638	1,407
Common equity tier 1 capital ratio	10.5%	12.2%	9.5%
Tier 1 capital ratio	12.3	14.3	11.0
Total capital ratio	14.2	16.0	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,080	$3,080
Tier 1 leverage ratio	6.5%	6.5%	4.0

Supplementary leverage exposure (in billions)		$3,621
Supplementary leverage ratio		5.5%	5.0

	December 31, 2021
Risk-based capital metrics:
Common equity tier 1 capital	$171,759	$171,759
Tier 1 capital	196,465	196,465
Total capital (3)	227,592	220,616
Risk-weighted assets (in billions)	1,618	1,399
Common equity tier 1 capital ratio	10.6%	12.3%	9.5%
Tier 1 capital ratio	12.1	14.0	11.0
Total capital ratio	14.1	15.8	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,087	$3,087
Tier 1 leverage ratio	6.4%	6.4%	4.0

Supplementary leverage exposure (in billions)		$3,604
Supplementary leverage ratio		5.5%	5.0
(1)Capital ratios as of June 30, 2022 and December 31, 2021 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the current expected credit losses (CECL) accounting standard.
(2)The capital conservation buffer and G-SIB surcharge were 2.5 percent at both June 30, 2022 and December 31, 2021. At both June 30, 2022 and December 31, 2021, the Corporation's SCB of 2.5 percent was applied in place of the capital conservation buffer under the Standardized approach. The countercyclical capital buffer for both periods was zero. The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, our G-SIB surcharge of 2.5 percent and our SCB or the capital conservation buffer, as applicable, of 2.5 percent. The SLR regulatory minimum includes a leverage buffer of 2.0 percent.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.

At June 30, 2022, CET1 capital was $171.8 billion, relatively unchanged from December 31, 2021, with common stock repurchases, dividends and increases in net unrealized losses on available-for-sale debt securities included in accumulated other comprehensive income largely offset by earnings. Tier 1 capital increased $4.4 billion primarily driven by non-cumulative perpetual preferred stock issuances, partially offset by the same factors as CET1 capital. Total capital under the Standardized approach increased $4.7 billion primarily driven by the same factors driving the increase in Tier 1 capital and an increase in the adjusted allowance for credit losses included in Tier 2 capital. RWA under the Standardized approach, which yielded the lower CET1 capital ratio at June 30, 2022, increased $19.9 billion during the six months ended June 30, 2022 to $1,638 billion primarily due to loan growth, partially offset by client activity in Global Markets and a decrease in debt securities. Supplementary leverage exposure at June 30, 2022 increased $17.0 billion primarily due to higher on- and off-balance sheet exposures in Global Markets.

23 Bank of America

Table 9 shows the capital composition at June 30, 2022 and December 31, 2021.

Table 9	Capital Composition under Basel 3

(Dollars in millions)		June 30 2022	December 31 2021
Total common shareholders’ equity		$239,984	$245,358
CECL transitional amount (1)		1,881	2,508
Goodwill, net of related deferred tax liabilities		(68,641)	(68,641)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(7,746)	(7,743)
Intangibles, other than mortgage servicing rights, net of related deferred tax liabilities		(1,575)	(1,605)
Defined benefit pension plan net assets		(1,236)	(1,261)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		303	1,400
Accumulated net (gain) loss on certain cash flow hedges (2)		9,058	1,870
Other		(274)	(127)
Common equity tier 1 capital		171,754	171,759
Qualifying preferred stock, net of issuance cost		29,134	24,707
Other		(16)	(1)
Tier 1 capital		200,872	196,465
Tier 2 capital instruments		20,734	20,750
Qualifying allowance for credit losses (3)		10,975	10,534
Other		(284)	(157)
Total capital under the Standardized approach		232,297	227,592
Adjustment in qualifying allowance for credit losses under the Advanced approaches (3)		(6,742)	(6,976)
Total capital under the Advanced approaches		$225,555	$220,616
(1)December 31, 2021 includes the impact of the Corporation's adoption of the CECL accounting standard on January 1, 2020 and 25 percent of the increase in reserves since the initial adoption. June 30, 2022 includes 75 percent of the transition provision’s impact as of December 31, 2021.
(2)Includes amounts in accumulated other comprehensive income related to the hedging of items that are not recognized at fair value on the Consolidated Balance Sheet.
(3)Includes the impact of transition provisions related to the CECL accounting standard.

Table 10 shows the components of RWA as measured under Basel 3 at June 30, 2022 and December 31, 2021.

Table 10	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
(Dollars in billions)		June 30, 2022		December 31, 2021
Credit risk		$1,567	$914	$1,549	$913
Market risk		71	71	69	69
Operational risk		n/a	377	n/a	378
Risks related to credit valuation adjustments		n/a	45	n/a	39
Total risk-weighted assets		$1,638	$1,407	$1,618	$1,399
n/a = not applicable

Bank of America 24

Bank of America, N.A. Regulatory Capital
Table 11 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at June 30, 2022 and December 31, 2021. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 11	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	June 30, 2022
Risk-based capital metrics:
Common equity tier 1 capital	$182,767	$182,767
Tier 1 capital	182,767	182,767
Total capital (3)	195,227	188,734
Risk-weighted assets (in billions)	1,393	1,060
Common equity tier 1 capital ratio	13.1%	17.2%	7.0%
Tier 1 capital ratio	13.1	17.2	8.5
Total capital ratio	14.0	17.8	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,398	$2,398
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$2,835
Supplementary leverage ratio		6.4%	6.0

	December 31, 2021
Risk-based capital metrics:
Common equity tier 1 capital	$182,526	$182,526
Tier 1 capital	182,526	182,526
Total capital (3)	194,773	188,091
Risk-weighted assets (in billions)	1,352	1,048
Common equity tier 1 capital ratio	13.5%	17.4%	7.0%
Tier 1 capital ratio	13.5	17.4	8.5
Total capital ratio	14.4	17.9	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,414	$2,414
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$2,824
Supplementary leverage ratio		6.5%	6.0
(1)Capital ratios as of June 30, 2022 and December 31, 2021 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the CECL accounting standard.
(2)Risk-based capital regulatory minimums at both June 30, 2022 and December 31, 2021 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Total loss-absorbing capacity (TLAC) consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments. Table 12 presents the Corporation's TLAC and long-term debt ratios and related information as of June 30, 2022 and December 31, 2021.

25 Bank of America

Table 12	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC (1)	Regulatory Minimum (2)	Long-term Debt	Regulatory Minimum (3)
(Dollars in millions)	June 30, 2022
Total eligible balance	$455,692		$240,406
Percentage of risk-weighted assets (4)	27.8%	22.0%	14.7%	8.5%
Percentage of supplementary leverage exposure	12.6	9.5	6.6	4.5

	December 31, 2021
Total eligible balance	$435,904		$227,714
Percentage of risk-weighted assets (4)	26.9%	22.0%	14.1%	8.5%
Percentage of supplementary leverage exposure	12.1	9.5	6.3	4.5
(1)As of June 30, 2022 and December 31, 2021, TLAC ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL.
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
(4)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of June 30, 2022 and December 31, 2021.

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
BofAS provides institutional services, and in accordance with the alternative net capital requirements, is required to maintain tentative net capital in excess of $5.0 billion and net capital in excess of the greater of $1.0 billion or a certain percentage of its reserve requirement in addition to a certain percentage of securities-based swap risk margin. BofAS must also notify the SEC in the event its tentative net capital is less than $6.0 billion. BofAS is also required to hold a certain percentage of its customers' and affiliates' risk-based margin in order to meet its CFTC minimum net capital requirement. At June 30, 2022, BofAS had tentative net capital of $20.0 billion. BofAS also had regulatory net capital of $17.5 billion, which exceeded the minimum requirement of $4.2 billion.
MLPCC is a fully-guaranteed subsidiary of BofAS and provides clearing and settlement services as well as prime brokerage and arranged financing services for institutional clients. At June 30, 2022, MLPCC’s regulatory net capital of $7.3 billion exceeded the minimum requirement of $1.4 billion.
MLPF&S provides retail services. At June 30, 2022, MLPF&S' regulatory net capital was $5.5 billion, which exceeded the minimum requirement of $163 million.
Our European broker-dealers are subject to requirements from U.S. and non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to certain regulatory capital requirements. At June 30, 2022, MLI’s capital resources were $33.4 billion, which exceeded the minimum Pillar 1 requirement of $12.0 billion. BofASE, a French investment firm, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and is subject to certain regulatory capital requirements. At June 30, 2022, BofASE's capital resources were $8.0 billion, which exceeded the minimum Pillar 1 requirement of $3.2 billion.
In addition, MLI and BofASE became conditionally registered with the SEC as security-based swap dealers in the fourth quarter of 2021, and maintained net liquid assets at June 30, 2022 that exceeded the applicable minimum requirements under the Exchange Act.
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

Bank of America 26

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
Global Liquidity Sources and Other Unencumbered Assets
Table 13 presents average Global Liquidity Sources (GLS) for the three months ended June 30, 2022 and December 31, 2021.

Table 13	Average Global Liquidity Sources

	Three Months Ended
(Dollars in billions)	June 30 2022	December 31 2021
Bank entities	$828	$1,006
Nonbank and other entities (1)	156	152
Total Average Global Liquidity Sources	$984	$1,158
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $344 billion and $322 billion at June 30, 2022 and December 31, 2021. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the parent company or nonbank subsidiaries may be subject to prior regulatory approval.
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
Table 14 presents the composition of average GLS for the three months ended June 30, 2022 and December 31, 2021.

Table 14	Average Global Liquidity Sources Composition

	Three Months Ended

(Dollars in billions)	June 30 2022	December 31 2021
Cash on deposit	$177	$259
U.S. Treasury securities	271	278
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	520	606
Non-U.S. government securities	16	15
Total Average Global Liquidity Sources	$984	$1,158
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $614 billion and $617 billion for the three months ended June 30, 2022 and December 31, 2021. For the same periods, the average consolidated LCR was 118 percent and 115 percent. Our LCR fluctuates due to normal business flows from customer activity.
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
Net Stable Funding Ratio
The Net Stable Funding Ratio (NSFR) is a liquidity requirement for large banks to maintain a minimum level of stable funding over a one-year period. The requirement is intended to support the ability of banks to lend to households and businesses in both normal and adverse economic conditions and is complementary to the LCR, which focuses on short-term liquidity risks. The U.S. NSFR applies to the Corporation on a consolidated basis and to our insured depository institutions. At June 30, 2022, the Corporation and its insured depository institutions were in compliance with this requirement.
Diversified Funding Sources
We fund our assets primarily with a mix of deposits, and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products, programs, markets, currencies and investor groups. We fund a substantial portion of our lending activities through our deposits, which totaled $2.0 trillion and $2.1 trillion at June 30, 2022 and December 31, 2021.

27 Bank of America

Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions.
Long-term Debt
During the six months ended June 30, 2022, we issued $40.7 billion of long-term debt consisting of $30.9 billion of notes issued by Bank of America Corporation, substantially all of which was TLAC compliant, $3.8 billion of notes issued by
Bank of America, N.A. and $6.0 billion of other debt, which is primarily structured liabilities.
During the six months ended June 30, 2022, we had total long-term debt maturities and redemptions in the aggregate of $16.2 billion consisting of $10.3 billion for Bank of America Corporation, $3.9 billion for Bank of America, N.A. and $2.0 billion of other debt. Table 15 presents the carrying value of aggregate annual contractual maturities of long-term debt at June 30, 2022.

Table 15	Long-term Debt by Maturity

(Dollars in millions)	Remainder of 2022	2023	2024	2025	2026	Thereafter	Total
Bank of America Corporation
Senior notes (1)	$1,571	$15,537	$22,631	$25,126	$22,375	$122,727	$209,967
Senior structured notes	512	536	448	451	880	8,777	11,604
Subordinated notes	—	—	3,243	5,222	4,968	12,670	26,103
Junior subordinated notes	—	—	—	—	—	743	743
Total Bank of America Corporation	2,083	16,073	26,322	30,799	28,223	144,917	248,417
Bank of America, N.A.
Senior notes	—	2,200	—	—	—	—	2,200
Subordinated notes	—	—	—	—	—	1,567	1,567
Advances from Federal Home Loan Banks	200	501	—	15	10	59	785
Securitizations and other Bank VIEs (2)	1,252	996	1,000	1,000	—	54	4,302
Other	22	298	11	71	31	11	444
Total Bank of America, N.A.	1,474	3,995	1,011	1,086	41	1,691	9,298
Other debt
Structured Liabilities	1,932	3,692	1,758	1,753	1,317	7,286	17,738
Nonbank VIEs (2)	—	—	—	—	—	207	207
Other	—	37	—	—	—	—	37
Total other debt	1,932	3,729	1,758	1,753	1,317	7,493	17,982
Total long-term debt	$5,489	$23,797	$29,091	$33,638	$29,581	$154,101	$275,697
(1)Total includes $180.8 billion of outstanding notes that are both TLAC eligible and callable one year before their stated maturities, including $7.5 billion during the remainder of 2022, and $16.5 billion, $21.7 billion, $19.6 billion and $16.5 billion during each year of 2023 through 2026, respectively, and $99.0 billion thereafter. For more information on our TLAC eligible and callable outstanding notes, see Liquidity Risk – Diversified Funding Sources in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
(2)Represents liabilities of consolidated variable interest entities (VIEs) included in total long-term debt on the Consolidated Balance Sheet.
Total long-term debt decreased $4.4 billion to $275.7 billion during the six months ended June 30, 2022, primarily due to debt valuation adjustments, maturities and redemptions, partially offset by debt issuances. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.
During the six months ended June 30, 2022, we issued $5.9 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. These structured notes are typically issued to meet client demand, and notes with certain attributes may also be TLAC eligible. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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
We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For more information on our ALM activities, see Interest Rate Risk Management for the Banking Book on page 44.
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
The ratings and outlooks from Moody's Investors Service, Standard & Poor’s Global Ratings and Fitch Ratings for the Corporation and its subsidiaries have not changed from those disclosed in the Corporation's 2021 Annual Report on Form
10-K.
For more information on additional collateral and termination payments that could be required in connection with certain over-the-counter derivative contracts and other trading agreements in the event of a credit rating downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements herein and Item 1A. Risk Factors of the Corporation’s 2021 Annual Report on Form 10-K.

Bank of America 28

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
NR = not rated
Finance Subsidiary Issuers and Parent Guarantor
BofA Finance LLC, a Delaware limited liability company (BofA Finance), is a consolidated finance subsidiary of the Corporation that has issued and sold, and is expected to continue to issue and sell, its senior unsecured debt securities (Guaranteed Notes) that are fully and unconditionally guaranteed by the Corporation. The Corporation guarantees the due and punctual payment, on demand, of amounts payable on the Guaranteed Notes if not paid by BofA Finance. In addition, each of BAC Capital Trust XIII, BAC Capital Trust XIV and BAC Capital Trust XV, Delaware statutory trusts (collectively, the Trusts), is a 100 percent owned finance subsidiary of the Corporation that has issued and sold trust preferred securities (the Trust Preferred Securities) or capital securities (the Capital Securities and, together with the Guaranteed Notes and the Trust Preferred Securities, the Guaranteed Securities), as applicable, that remained outstanding at June 30, 2022. The Corporation has fully and unconditionally guaranteed (or effectively provided for the full and unconditional guarantee of) all such securities issued by such finance subsidiaries. For more information regarding such guarantees by the Corporation, see Liquidity Risk – Finance Subsidiary Issuers and Parent Guarantor in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
Representations and Warranties Obligations
For information on representations and warranties obligations in connection with the sale of mortgage loans, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
Credit Risk Management
For information on our credit risk management activities, see the following: Consumer Portfolio Credit Risk Management, Commercial Portfolio Credit Risk Management on page 34, Non-U.S. Portfolio on page 40, Allowance for Credit Losses on page 41, and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.
During the six months ended June 30, 2022, asset quality continued to improve. Excluding losses associated with non-core mortgage sales, our net charge-off ratio remained near historic lows and nonperforming loans and commercial reservable criticized utilized exposure decreased, which was partially offset by an increase in reservable criticized exposure associated with our direct exposure to Russia as a result of the Russia/Ukraine conflict. While the uncertainty around the pandemic has largely dissipated, uncertainty remains regarding broader economic impacts as a result of the current geopolitical situation, supply chain disruptions and inflationary pressures and could lead to adverse impacts to credit quality metrics in future periods.
Consumer Portfolio Credit Risk Management
Credit risk management for the consumer portfolio begins with initial underwriting and continues throughout a borrower’s credit cycle. Statistical techniques in conjunction with experiential judgment are used in all aspects of portfolio management including underwriting, product pricing, risk appetite, setting credit limits, and establishing operating processes and metrics to quantify and balance risks and returns. Statistical models are built using detailed behavioral information from external sources, such as credit bureaus and/or internal historical experience, and are a component of our consumer credit risk management process. These models are used in part to assist in making both new and ongoing credit decisions, as well as portfolio management strategies, including authorizations and line management, collection practices and strategies, and determination of the allowance for loan and lease losses and allocated capital for credit risk.
Consumer Credit Portfolio
During the six months ended June 30, 2022, the U.S. unemployment rate continued to decline and home prices increased; however, inflationary pressures continued to persist. During the three months ended June 30, 2022, net charge-offs remained relatively unchanged compared to the same period in 2021. During the six months ended June 30, 2022, net charge-offs decreased $341 million to $865 million compared to the same period in 2021, primarily driven by lower credit card losses, as loss rates remained near historic lows. During the six months ended June 30, 2022, nonperforming loans decreased primarily due to decreases from consumer real estate loan sales, partially offset by increases from loans with expired deferrals that were modified as troubled debt restructurings (TDRs) during the first quarter of 2022.
The consumer allowance for loan and lease losses decreased $421 million during the six months ended June 30, 2022 to $6.6 billion. For more information, see Allowance for Credit Losses on page 41.
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

29 Bank of America

Table 17 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Table 17	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		June 30 2022	December 31 2021	June 30 2022	December 31 2021	June 30 2022	December 31 2021
Residential mortgage (1)		$227,970	$221,963	$2,245	$2,284	$492	$634
Home equity		27,120	27,935	563	630	—	—
Credit card		84,010	81,438	n/a	n/a	493	487
Direct/Indirect consumer (2)		108,826	103,560	58	75	15	11
Other consumer		195	190	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$448,121	$435,086	$2,866	$2,989	$1,000	$1,132
Loans accounted for under the fair value option (3)		377	618
Total consumer loans and leases		$448,498	$435,704
Percentage of outstanding consumer loans and leases (4)		n/a	n/a	0.64%	0.69%	0.22%	0.26%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (4)		n/a	n/a	0.66	0.71	0.12	0.12
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At June 30, 2022 and December 31, 2021, residential mortgage includes $395 million and $444 million of loans on which interest had been curtailed by the Federal Housing Administration, and therefore were no longer accruing interest, although principal was still insured, and $97 million and $190 million of loans on which interest was still accruing.
(2)Outstandings primarily include auto and specialty lending loans and leases of $50.8 billion and $48.5 billion and U.S. securities-based lending loans of $54.0 billion and $51.1 billion at June 30, 2022 and December 31, 2021, and non-U.S. consumer loans of $3.0 billion as of both period ends.
(3)For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
(4)Excludes consumer loans accounted for under the fair value option. At June 30, 2022 and December 31, 2021, $11 million and $21 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.
n/a = not applicable
Table 18 presents net charge-offs and related ratios for consumer loans and leases.

Table 18	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Residential mortgage	$86	$(6)	$76	$(10)	0.15%	(0.01)%	0.07%	(0.01)%
Home equity	(24)	(24)	(54)	(59)	(0.37)	(0.31)	(0.40)	(0.37)
Credit card	323	488	620	1,122	1.60	2.67	1.57	3.07
Direct/Indirect consumer	4	(9)	8	22	0.02	(0.04)	0.02	0.05
Other consumer	136	64	215	131	n/m	n/m	n/m	n/m
Total	$525	$513	$865	$1,206	0.47	0.50	0.40	0.59
(1)Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.
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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 51 percent of consumer loans and leases at June 30, 2022. Approximately 52 percent of the residential mortgage portfolio was in Consumer Banking and 44 percent was in GWIM. The remaining portion was in All Other.
Outstanding balances in the residential mortgage portfolio increased $6.0 billion during the six months ended June 30, 2022 as originations were partially offset by paydowns and loan sales.
At June 30, 2022 and December 31, 2021, the residential mortgage portfolio included $12.1 billion and $12.7 billion of outstanding fully-insured loans, of which both had Federal Housing Administration (FHA) insurance of $2.2 billion, with the remainder protected by Fannie Mae long-term standby agreements.
Table 19 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

Bank of America 30

Table 19	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
(Dollars in millions)		June 30 2022	December 31 2021	June 30 2022	December 31 2021
Outstandings		$227,970	$221,963	$215,830	$209,259
Accruing past due 30 days or more		1,517	1,753	783	866
Accruing past due 90 days or more		492	634	—	—
Nonperforming loans (2)		2,245	2,284	2,245	2,284
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		1%	1%	1%	1%
Refreshed LTV greater than 100		—	—	—	—
Refreshed FICO below 620		1	2	1	1
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
Nonperforming outstanding balances in the residential mortgage portfolio decreased $39 million during the six months ended June 30, 2022 primarily due to decreases from consumer real estate loan sales, partially offset by increases from loans with expired deferrals that were modified as TDRs during the first quarter of 2022. Of the nonperforming residential mortgage loans at June 30, 2022, $1.4 billion, or 62 percent, were current on contractual payments. Loans accruing past due 30 days or more decreased $83 million.
Net charge-offs of $86 million and $76 million for the three and six months ended June 30, 2022 increased $92 million and $86 million compared to the same periods in 2021 primarily due to loan sales that occurred in the second quarter of 2022.
Of the $215.8 billion in total residential mortgage loans outstanding at June 30, 2022, 28 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that have entered the amortization period was $3.4 billion, or six percent, at June 30, 2022. Residential mortgage loans that have entered the amortization period generally experienced a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At June 30, 2022, $49 million, or one percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $783 million, or less than one percent, for the entire residential mortgage portfolio. In addition, at June 30, 2022, $237 million, or seven percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $99 million were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three to ten years. Approximately 94 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2025 or later.
Table 20 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 14 percent and 15 percent of outstandings at June 30, 2022 and December 31, 2021. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 15 percent of outstandings at both June 30, 2022 and December 31, 2021.

Table 20	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	June 30 2022	December 31 2021	June 30 2022	December 31 2021	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2022	2021	2022	2021
California	$80,336	$77,819	$673	$693	$43	$(5)	$40	$(7)
New York	25,854	24,975	354	358	5	—	5	2
Florida	14,734	13,883	145	158	—	(2)	(1)	(4)
Texas	9,273	9,002	101	86	1	—	1	—
New Jersey	8,834	8,723	101	117	3	—	3	—
Other	76,799	74,857	871	872	34	1	28	(1)
Residential mortgage loans	$215,830	$209,259	$2,245	$2,284	$86	$(6)	$76	$(10)
Fully-insured loan portfolio	12,140	12,704
Total residential mortgage loan portfolio	$227,970	$221,963
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Home Equity
At June 30, 2022, the home equity portfolio made up six percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans. We no longer originate home equity loans or reverse mortgages.
At June 30, 2022, 81 percent of the home equity portfolio was in Consumer Banking, 10 percent was in All Other and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $815 million during the six months ended June 30, 2022 primarily due to paydowns outpacing draws on existing lines and new originations. Of the total home equity portfolio at June 30, 2022 and December 31, 2021, $11.7 billion and $12.2 billion, or 43

31 Bank of America

percent and 44 percent, were in first-lien positions. At June 30, 2022, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $4.6 billion, or 17 percent of our total home equity portfolio.

Unused HELOCs totaled $40.7 billion and $40.5 billion at June 30, 2022 and December 31, 2021. The HELOC utilization rate was 39 percent at both June 30, 2022 and December 31, 2021.
Table 21 presents certain home equity portfolio key credit statistics.

Table 21	Home Equity – Key Credit Statistics (1)

(Dollars in millions)	June 30 2022	December 31 2021
Outstandings	$27,120	$27,935
Accruing past due 30 days or more	84	157
Nonperforming loans (2)	563	630
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	—%	—%
Refreshed CLTV greater than 100	1	1
Refreshed FICO below 620	3	3
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

Nonperforming outstanding balances in the home equity portfolio decreased $67 million to $563 million at June 30, 2022, primarily driven by loan sales. Of the nonperforming home equity loans at June 30, 2022, $260 million, or 46 percent, were current on contractual payments. In addition, $217 million, or 39 percent, of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $73 million during the six months ended June 30, 2022.
During the three months ended June 30, 2022, net recoveries remained unchanged compared to the same period in 2021. During the six months ended June 30, 2022, net recoveries decreased $5 million to $54 million compared to the same period in 2021.
Of the $27.1 billion in total home equity portfolio outstandings at June 30, 2022, as shown in Table 21, 14 percent require interest-only payments. The outstanding balance of HELOCs that have reached the end of their draw period and have entered the amortization period was $5.9 billion at June 30, 2022. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the
HELOC portfolio as a whole. At June 30, 2022, $50 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at June 30, 2022, $409 million, or seven percent, were nonperforming.
For our interest-only HELOC portfolio, we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines; however, we can infer some of this information through a review of our HELOC portfolio that we service and is still in its revolving period. During the three months ended June 30, 2022, 19 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 22 presents outstandings, nonperforming balances and net recoveries by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 13 percent of the outstanding home equity portfolio at both June 30, 2022 and December 31, 2021. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent and 10 percent of the outstanding home equity portfolio at June 30, 2022 and December 31, 2021.

Table 22	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	June 30 2022	December 31 2021	June 30 2022	December 31 2021	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2022	2021	2022	2021
California	$7,564	$7,600	$135	$140	$(7)	$(10)	$(13)	$(22)
Florida	2,798	2,977	66	78	(6)	(5)	(13)	(11)
New Jersey	2,164	2,259	60	69	2	—	—	(2)
New York	1,936	2,072	89	96	(1)	2	(3)	(1)
Massachusetts	1,396	1,422	26	32	—	(1)	(1)	—
Other	11,262	11,605	187	215	(12)	(10)	(24)	(23)
Total home equity loan portfolio	$27,120	$27,935	$563	$630	$(24)	$(24)	$(54)	$(59)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

Bank of America 32

Credit Card
At June 30, 2022, 97 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio increased $2.6 billion during the six months ended June 30, 2022 to $84.0 billion primarily driven by increased purchase volumes, partially offset by the transfer of a $1.6 billion affinity card loan portfolio to held for sale in anticipation of its sale later in 2022. Net charge-offs decreased $165 million to $323 million and $502 million to $620 million during the three and six months ended June 30, 2022 compared to the same periods in 2021 as loss rates remained near historic lows. In addition, the prior-year period included charge-offs associated with deferrals that expired in 2020. Credit card loans 30 days and 90 days or more past due and still accruing interest remained relatively unchanged at $1.0 billion and $493 million at June 30, 2022.
Unused lines of credit for credit card of $360.9 billion at June 30, 2022 remained relatively unchanged compared to December 31, 2021.
Table 23 presents certain state concentrations for the credit card portfolio.

Table 23	Credit Card State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	June 30 2022	December 31 2021	June 30 2022	December 31 2021	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2022	2021	2022	2021
California	$13,678	$13,076	$88	$82	$56	$94	$106	$213
Florida	8,464	8,046	67	71	44	68	86	159
Texas	7,278	6,894	48	47	30	44	57	102
New York	4,834	4,725	37	35	24	38	46	92
Washington	4,389	4,080	14	13	9	10	16	25
Other	45,367	44,617	239	239	160	234	309	531
Total credit card portfolio	$84,010	$81,438	$493	$487	$323	$488	$620	$1,122
Direct/Indirect Consumer
At June 30, 2022, 47 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and recreational vehicle lending) and 53 percent was included in GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio increased $5.3 billion during the six months ended June 30, 2022 to $108.8 billion driven by client demand for liquidity in securities-based lending and growth in our auto portfolio.
Table 24 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 24	Direct/Indirect State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	June 30 2022	December 31 2021	June 30 2022	December 31 2021	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2022	2021	2022	2021
California	$15,846	$15,061	$2	$2	$2	$(2)	$3	$5
Florida	14,198	13,352	2	1	(1)	(1)	—	2
Texas	10,101	9,505	2	2	—	1	1	6
New York	8,079	7,802	1	1	1	—	1	3
New Jersey	4,532	4,228	1	—	—	(1)	—	(1)
Other	56,070	53,612	7	5	2	(6)	3	7
Total direct/indirect loan portfolio	$108,826	$103,560	$15	$11	$4	$(9)	$8	$22

Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 25 presents nonperforming consumer loans, leases and foreclosed properties activity for the three and six months ended June 30, 2022 and 2021. During the six months ended June 30, 2022, nonperforming consumer loans decreased $123 million to $2.9 billion primarily due to decreases from loan sales, partially offset by increases from loans with expired deferrals that were modified as TDRs during the first quarter of 2022.
At June 30, 2022, $720 million, or 25 percent, of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at June 30, 2022, $1.7 billion, or 60 percent, of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties increased $14 million during the six months ended June 30, 2022 to $115 million. Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties.

33 Bank of America

Table 25	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021
Nonperforming loans and leases, beginning of period	$3,104	$3,091	$2,989	$2,725
Additions	365	431	1,009	1,282
Reductions:
Paydowns and payoffs	(147)	(160)	(322)	(283)
Sales	(269)	(1)	(400)	(2)
Returns to performing status (1)	(157)	(291)	(359)	(638)
Charge-offs	(23)	(25)	(38)	(37)
Transfers to foreclosed properties	(7)	(1)	(13)	(3)
Total net additions/(reductions) to nonperforming loans and leases	(238)	(47)	(123)	319
Total nonperforming loans and leases, June 30	2,866	3,044	2,866	3,044
Foreclosed properties, June 30 (2)	115	93	115	93
Nonperforming consumer loans, leases and foreclosed properties, June 30	$2,981	$3,137	$2,981	$3,137
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (3)	0.64%	0.73%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (3)	0.66	0.75
(1)Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.
(2)Foreclosed property balances do not include properties insured by certain government-guaranteed loans, principally FHA-insured, of $71 million and $66 million at June 30, 2022 and 2021.
(3)Outstanding consumer loans and leases exclude loans accounted for under the fair value option.
Table 26 presents TDRs for the consumer real estate portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 25.

Table 26	Consumer Real Estate Troubled Debt Restructurings

	June 30, 2022			December 31, 2021
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Residential mortgage (1, 2)	$1,675	$1,660	$3,335	$1,498	$2,278	$3,776
Home equity (3)	311	572	883	254	652	906
Total consumer real estate troubled debt restructurings	$1,986	$2,232	$4,218	$1,752	$2,930	$4,682
(1)At June 30, 2022 and December 31, 2021, residential mortgage TDRs deemed collateral dependent totaled $1.7 billion and $1.6 billion, and included $1.5 billion and $1.4 billion of loans classified as nonperforming and $191 million and $279 million of loans classified as performing.
(2)At both June 30, 2022 and December 31, 2021, residential mortgage performing TDRs include $1.2 billion of loans that were fully-insured.
(3)At June 30, 2022 and December 31, 2021, home equity TDRs deemed collateral dependent totaled $405 million and $370 million, and include $275 million and $222 million of loans classified as nonperforming and $130 million and $148 million of loans classified as performing.
In addition to modifying consumer real estate loans, we work with customers who are experiencing financial difficulty by modifying credit card and other consumer loans. Credit card and other consumer loan modifications generally involve a reduction in the customer’s interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months.
Modifications of credit card and other consumer loans are made through programs utilizing direct customer contact, but may also utilize external programs. At June 30, 2022 and December 31, 2021, our credit card and other consumer TDR portfolio was $620 million and $672 million, of which $551 million and $599 million were current or less than 30 days past due under the modified terms.
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
Commercial Credit Portfolio
During the six months ended June 30, 2022, commercial credit quality improved as charge-offs, nonperforming commercial loans and reservable criticized utilized exposure declined during this period. Due to the ongoing Russia/Ukraine conflict, all direct exposure to Russian counterparties was downgraded and reported as reservable criticized exposure, and expected credit losses have been incorporated into our estimate of the allowance for credit losses. Outstanding commercial loans and leases increased $38.8 billion during the six months ended June 30, 2022 due to growth in commercial and industrial, primarily in Global Banking. This increase was partially offset by lower U.S. small business commercial loans due to repayments of PPP loans by the Small Business Administration (SBA) under the terms of the program. For more information on PPP loans, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021

Bank of America 34

Annual Report on Form 10-K.
Credit quality of commercial real estate borrowers continued to stabilize as pandemic-impacted sectors continued to recover. However, many real estate markets, while improving, are still experiencing some disruptions in demand, supply chain challenges and tenant difficulties. Demand for office space continues to be uncertain as companies evaluate space needs with employment models that utilize a mix of remote and conventional office use.
The commercial allowance for loan and lease losses remained relatively unchanged at $5.4 billion at June 30, 2022, as asset quality improvement and reduced pandemic uncertainties were offset by a dampening macroeconomic outlook, loan growth and a reserve build related to Russian exposure. For more information, see Allowance for Credit Losses on page 41.

Total commercial utilized credit exposure increased $56.7 billion during the six months ended June 30, 2022 to $710.2 billion primarily driven by higher loans and leases and derivative assets. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 56 percent at both June 30, 2022 and December 31, 2021.
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

Table 27	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	June 30 2022	December 31 2021	June 30 2022	December 31 2021	June 30 2022	December 31 2021
Loans and leases	$582,268	$543,420	$482,734	$454,256	$1,065,002	$997,676
Derivative assets (5)	62,047	35,344	—	—	62,047	35,344
Standby letters of credit and financial guarantees	35,576	34,389	2,142	639	37,718	35,028
Debt securities and other investments	19,196	19,427	3,846	4,638	23,042	24,065
Loans held-for-sale	3,441	13,185	17,587	16,581	21,028	29,766
Operating leases	5,757	5,935	—	—	5,757	5,935
Commercial letters of credit	1,137	1,176	76	247	1,213	1,423
Other	812	652	—	—	812	652
Total	$710,234	$653,528	$506,385	$476,361	$1,216,619	$1,129,889
(1)Commercial utilized exposure includes loans of $5.1 billion and $7.2 billion accounted for under the fair value option at June 30, 2022 and December 31, 2021.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $3.6 billion and $4.8 billion at June 30, 2022 and December 31, 2021.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $11.2 billion and $10.7 billion at June 30, 2022 and December 31, 2021.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $35.8 billion and $30.8 billion at June 30, 2022 and December 31, 2021. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $53.3 billion and $44.8 billion at June 30, 2022 and December 31, 2021, which consists primarily of other marketable securities.
Nonperforming commercial loans decreased $280 million. Table 28 presents our commercial loans and leases portfolio and related credit quality information at June 30, 2022 and December 31, 2021.

Table 28	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2022	December 31 2021	June 30 2022	December 31 2021	June 30 2022	December 31 2021
Commercial and industrial:
U.S. commercial	$355,731	$325,936	$742	$825	$357	$171
Non-U.S. commercial	125,796	113,266	279	268	184	19
Total commercial and industrial	481,527	439,202	1,021	1,093	541	190
Commercial real estate	64,253	63,009	218	382	18	40
Commercial lease financing	13,612	14,825	44	80	3	8
	559,392	517,036	1,283	1,555	562	238
U.S. small business commercial (1)	17,757	19,183	15	23	143	87
Commercial loans excluding loans accounted for under the fair value option	$577,149	$536,219	$1,298	$1,578	$705	$325
Loans accounted for under the fair value option (2)	5,119	7,201
Total commercial loans and leases	$582,268	$543,420
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option include U.S. commercial of $2.9 billion and $4.6 billion and non-U.S. commercial of $2.2 billion and $2.6 billion at June 30, 2022 and December 31, 2021. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.

35 Bank of America

Table 29 presents net charge-offs and related ratios for our commercial loans and leases for the three and six months ended June 30, 2022 and 2021.

Table 29	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Commercial and industrial:
U.S. commercial	$15	$(31)	$1	$(19)	0.02%	(0.04%)	—%	(0.01%)
Non-U.S. commercial	(5)	14	(4)	40	(0.01)	0.06	(0.01)	0.09
Total commercial and industrial	10	(17)	(3)	21	0.01	(0.02)	—	0.01
Commercial real estate	(4)	17	19	28	(0.03)	0.11	0.06	0.09
Commercial lease financing	4	—	4	—	0.13	—	0.06	—
	10	—	20	49	0.01	—	0.01	0.02
U.S. small business commercial	36	82	78	163	0.79	0.98	0.87	0.93
Total commercial	$46	$82	$98	$212	0.03	0.07	0.04	0.09
(1)Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.
Table 30 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure decreased $4.3 billion during the six months ended June 30, 2022, which was broad-based across industries. At both June 30, 2022 and December 31, 2021, 87 percent of commercial reservable criticized utilized exposure was secured.

Table 30		Commercial Reservable Criticized Utilized Exposure (1, 2)

(Dollars in millions)	June 30, 2022		December 31, 2021
Commercial and industrial:
U.S. commercial	$9,531	2.48%	$11,327	3.20%
Non-U.S. commercial	2,708	2.05	2,582	2.17
Total commercial and industrial	12,239	2.37	13,909	2.94
Commercial real estate	5,148	7.81	7,572	11.72
Commercial lease financing	316	2.32	387	2.61
	17,703	2.97	21,868	3.96
U.S. small business commercial	411	2.31	513	2.67
Total commercial reservable criticized utilized exposure	$18,114	2.95	$22,381	3.91
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $17.4 billion and $21.2 billion and commercial letters of credit of $758 million and $1.2 billion at June 30, 2022 and December 31, 2021.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.
Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At June 30, 2022, 65 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 19 percent in Global Markets, 14 percent in GWIM (loans that provide financing for asset purchases, business investments and other liquidity needs for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $29.8 billion, or nine percent, during the six months ended June 30, 2022 primarily driven by Global Banking. Reservable criticized utilized exposure decreased $1.8 billion, or 16 percent, driven by decreases across a broad range of industries.
Non-U.S. Commercial
At June 30, 2022, 67 percent of the non-U.S. commercial loan portfolio was managed in Global Banking, 32 percent in Global Markets and the remainder in GWIM. Non-U.S. commercial loans increased $12.5 billion, or 11 percent, during the six months ended June 30, 2022 primarily in Global Banking and Global Markets. Reservable criticized utilized exposure increased $126 million, or five percent, due to downgrades for direct exposure to Russian counterparties. For information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 40. For more information on the Russia/Ukraine conflict, see Recent Developments on page 3.
Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans increased $1.2 billion, or two percent, during the six months ended June 30, 2022 to $64.3 billion due to new originations outpacing paydowns and increased utilizations under existing credit facilities. Reservable criticized utilized exposure decreased $2.4 billion, or 32 percent, primarily driven by Hotels due to improving vacancy rates and reduced travel restrictions. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 20 percent and 21 percent of the commercial real estate portfolio at June 30, 2022 and December 31, 2021. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms.
For the three and six months ended June 30, 2022 and 2021, we continued to see low default rates and varying degrees of improvement in certain geographic regions and property types of the portfolio. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of

Bank of America 36

deteriorating exposures for management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Table 31 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 31	Outstanding Commercial Real Estate Loans

(Dollars in millions)	June 30 2022	December 31 2021
By Geographic Region
Northeast	$15,494	$14,318
California	12,977	13,145
Southwest	7,351	7,510
Southeast	6,705	6,758
Florida	5,334	4,367
Midwest	3,414	3,221
Illinois	3,112	2,878
Midsouth	2,204	2,289
Northwest	1,576	1,709
Non-U.S.	4,110	4,760
Other	1,976	2,054
Total outstanding commercial real estate loans	$64,253	$63,009
By Property Type
Non-residential
Office	$17,916	$18,309
Industrial / Warehouse	11,116	10,749
Multi-family rental	9,667	8,173
Shopping centers /Retail	6,038	6,502
Hotel / Motels	5,404	5,932
Unsecured	2,963	3,178
Multi-use	2,114	1,835
Other	7,784	7,238
Total non-residential	63,002	61,916
Residential	1,251	1,093
Total outstanding commercial real estate loans	$64,253	$63,009
U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking, and included $2.1 billion and $4.7 billion of PPP loans outstanding at June 30, 2022 and December 31, 2021. The decline of $2.6 billion in PPP loans during the six months ended June 30, 2022 was primarily due to repayment of the loans by the SBA under the terms of the program. Excluding PPP, credit card-related products were 54 percent and 50 percent of the U.S. small business commercial portfolio at June 30, 2022 and December 31, 2021 and represented all of the net charge-offs for both the three and six months ended June 30, 2022 compared to 100 percent and 95 percent for the same periods in 2021. The increase of $56 million in accruing past due 90 days or more for the six months ended June 30, 2022 was driven by PPP loans, which are fully guaranteed by the SBA.

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 32 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and six months ended June 30, 2022 and 2021. Nonperforming loans do not include loans accounted for under the fair value option. During the six months ended June 30, 2022, nonperforming commercial loans and leases decreased $280 million to $1.3 billion. At June 30, 2022, 90 percent of commercial nonperforming loans, leases and foreclosed properties were secured and 62 percent were contractually current. Commercial nonperforming loans were carried at 90 percent of their unpaid principal balance, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

37 Bank of America

Table 32	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021
Nonperforming loans and leases, beginning of period	$1,521	$2,071	$1,578	$2,227
Additions	321	503	504	975
Reductions:
Paydowns	(342)	(264)	(501)	(576)
Sales	(16)	(77)	(41)	(99)
Returns to performing status (3)	(146)	(59)	(151)	(87)
Charge-offs	(40)	(108)	(52)	(186)
Transfers to loans held-for-sale	—	(203)	(39)	(391)
Total net reductions to nonperforming loans and leases	(223)	(208)	(280)	(364)
Total nonperforming loans and leases, June 30	1,298	1,863	1,298	1,863
Foreclosed properties, June 30	47	31	47	31
Nonperforming commercial loans, leases and foreclosed properties, June 30	$1,345	$1,894	$1,345	$1,894
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.22%	0.38%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.23	0.38
(1)Balances do not include nonperforming loans held-for-sale of $270 million and $348 million at June 30, 2022 and 2021.
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
Table 33 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and small business loans. The renegotiated small business card loans are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due. Commercial TDRs increased $556 million, or 29 percent, during the six months ended June 30, 2022 primarily due to commercial real estate loans with expired payment deferrals that were modified as TDRs during the first half of the year.

Table 33	Commercial Troubled Debt Restructurings

	June 30, 2022			December 31, 2021
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Commercial and industrial:
U.S. commercial	$420	$757	$1,177	$359	$685	$1,044
Non-U.S. commercial	54	90	144	72	8	80
Total commercial and industrial	474	847	1,321	431	693	1,124
Commercial real estate	118	930	1,048	244	437	681
Commercial lease financing	38	6	44	50	7	57
	630	1,783	2,413	725	1,137	1,862
U.S. small business commercial	—	43	43	—	38	38
Total commercial troubled debt restructurings	$630	$1,826	$2,456	$725	$1,175	$1,900
Industry Concentrations
Table 34 presents commercial committed and utilized credit exposure by industry. For information on net notional credit protection purchased to hedge funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, see Commercial Portfolio Credit Risk Management – Risk Mitigation.
Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $86.7 billion, or eight percent, during the six months ended June 30, 2022 to $1.2 trillion. The increase in commercial committed exposure was concentrated in Asset managers and funds, Global commercial banks and Financial markets infrastructure (clearinghouses).
For information on industry limits, see Commercial Portfolio Credit Risk Management – Industry Concentrations in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
Asset managers and funds, our largest industry concentration with committed exposure of $167.2 billion, increased $30.2 billion, or 22 percent, during the six months ended June 30, 2022, which was primarily driven by secured investment-grade exposures.
Real estate, our second largest industry concentration with committed exposure of $97.6 billion, increased $1.4 billion, or one percent, during the six months ended June 30, 2022. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 36.
Capital goods, our third largest industry concentration with committed exposure of $89.8 billion, increased $5.5 billion, or seven percent, during the six months ended June 30, 2022.
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

Bank of America 38

Table 34	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	June 30 2022	December 31 2021	June 30 2022	December 31 2021
Asset managers & funds	$112,812	$89,786	$167,163	$136,914
Real estate (3)	68,897	69,384	97,617	96,202
Capital goods	46,923	42,784	89,785	84,293
Finance companies	49,740	59,327	76,051	86,009
Materials	27,295	25,133	59,699	53,652
Healthcare equipment and services	32,768	32,003	57,901	58,195
Retailing	27,398	24,514	52,645	50,816
Government & public education	37,141	37,597	50,189	50,066
Consumer services	27,703	28,172	48,453	48,052
Food, beverage and tobacco	23,654	21,584	48,337	45,419
Individuals and trusts	30,501	29,752	45,733	39,869
Commercial services and supplies	22,852	22,390	43,520	42,451
Energy	17,726	14,217	39,613	34,136
Utilities	19,781	17,082	39,448	36,855
Transportation	21,583	21,079	35,569	32,015
Software and services	13,472	10,663	30,761	27,643
Global commercial banks	29,674	20,062	30,667	21,390
Technology hardware and equipment	11,411	10,159	29,697	26,910
Media	12,661	12,495	27,270	26,318
Consumer durables and apparel	11,275	9,740	22,841	21,226
Vehicle dealers	11,849	11,030	20,027	15,678
Insurance	10,238	5,743	19,496	14,323
Pharmaceuticals and biotechnology	7,088	5,608	19,072	19,439
Automobiles and components	8,395	9,236	17,256	17,052
Telecommunication services	7,495	10,056	15,986	21,270
Financial markets infrastructure (clearinghouses)	9,274	3,876	14,252	6,076
Food and staples retailing	7,745	6,902	12,441	12,226
Religious and social organizations	2,883	3,154	5,130	5,394
Total commercial credit exposure by industry	$710,234	$653,528	$1,216,619	$1,129,889
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $11.2 billion and $10.7 billion at June 30, 2022 and December 31, 2021.
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
At June 30, 2022 and December 31, 2021, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $3.7 billion and $2.6 billion. We recorded net gains of $131 million and $122 million for the three and six months ended June 30, 2022 compared to net losses of $32 million and $68 million for the same periods in 2021. The gains and losses on these instruments were largely offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 40. For more information, see Trading Risk Management on page 43.
Tables 35 and 36 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at June 30, 2022 and December 31, 2021.

Table 35	Net Credit Default Protection by Maturity

	June 30 2022	December 31 2021
Less than or equal to one year	48%	34%
Greater than one year and less than or equal to five years	49	62
Greater than five years	3	4
Total net credit default protection	100%	100%

Table 36	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
(Dollars in millions)	June 30, 2022		December 31, 2021
Ratings (2, 3)
A	$(777)	20.9%	$(350)	13.4%
BBB	(1,033)	27.7	(710)	27.1
BB	(991)	26.6	(809)	30.9
B	(657)	17.6	(659)	25.2
CCC and below	(64)	1.7	(35)	1.3
NR (4)	(202)	5.5	(55)	2.1
Total net credit default protection	$(3,724)	100.0%	$(2,618)	100.0%
(1)Represents net credit default protection purchased.
(2)Ratings are refreshed on a quarterly basis.
(3)Ratings of BBB- or higher are considered to meet the definition of investment grade.
(4)NR is comprised of index positions held and any names that have not been rated.

39 Bank of America

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
Table 37 presents our 20 largest non-U.S. country exposures at June 30, 2022. These exposures accounted for 89 percent of our total non-U.S. exposure at both June 30, 2022 and December 31, 2021. Net country exposure for these 20 countries increased $9.6 billion during the six months ended June 30, 2022 primarily driven by increases in Ireland, the Netherlands, the United Kingdom and France, partially offset by reductions in Canada, Germany and Australia.

Table 37	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at June 30 2022	Hedges and Credit Default Protection	Net Country Exposure at June 30 2022	Increase (Decrease) from December 31 2021
United Kingdom	$29,149	$17,082	$9,053	$2,774	$58,058	$(832)	$57,226	$2,257
Germany	21,037	8,342	2,479	1,813	33,671	(1,524)	32,147	(1,678)
France	15,144	7,816	923	3,761	27,644	(655)	26,989	2,082
Canada	10,414	9,266	1,306	3,899	24,885	(347)	24,538	(1,773)
Australia	11,097	5,337	1,309	2,442	20,185	(265)	19,920	(1,384)
Japan	12,011	2,024	2,715	713	17,463	(668)	16,795	(467)
Brazil	7,129	1,451	488	4,082	13,150	(48)	13,102	352
Netherlands	6,766	4,265	743	1,106	12,880	(572)	12,308	2,712
China	8,807	724	1,280	1,280	12,091	(330)	11,761	(821)
Singapore	4,069	957	299	5,583	10,908	(37)	10,871	206
India	6,813	305	541	2,594	10,253	(145)	10,108	1,477
Ireland	7,671	1,425	412	296	9,804	(20)	9,784	4,245
South Korea	6,136	880	819	1,264	9,099	(97)	9,002	850
Hong Kong	6,037	504	293	1,460	8,294	(24)	8,270	943
Switzerland	4,367	3,065	383	393	8,208	(146)	8,062	(513)
Italy	2,619	3,163	388	1,047	7,217	(400)	6,817	1,613
Mexico	4,263	1,458	198	739	6,658	(141)	6,517	55
Spain	2,230	1,452	673	1,408	5,763	(68)	5,695	(225)
Belgium	2,107	1,671	324	892	4,994	(132)	4,862	(169)
Saudi Arabia	2,281	938	152	37	3,408	(60)	3,348	(125)
Total top 20 non-U.S. countries exposure	$170,147	$72,125	$24,778	$37,583	$304,633	$(6,511)	$298,122	$9,637
Our largest non-U.S. country exposure at June 30, 2022 was the United Kingdom with net exposure of $57.2 billion, which represents a $2.3 billion increase from December 31, 2021. The increase was primarily driven by increased net counterparty exposure with central clearing counterparties and increased loan and loan equivalent exposure across a mix of clients, partially offset by a reduction in deposits with the central bank. Our second largest non-U.S. country exposure was Germany with net exposure of $32.1 billion at June 30, 2022, a $1.7 billion decrease from December 31, 2021. The exposure reduction was primarily driven by lower deposit activity with the central bank.

Bank of America 40

Allowance for Credit Losses
The allowance for credit losses decreased $409 million from December 31, 2021 to $13.4 billion at June 30, 2022, which included a $438 million reserve decrease related to the consumer portfolio and a $29 million reserve increase related to the commercial portfolio. The decrease in the allowance was primarily driven by asset quality improvement and reduced pandemic uncertainties, partially offset by reserve builds related to loan growth, a dampening macroeconomic outlook and Russian exposure.
Table 38 presents an allocation of the allowance for credit losses by product type at June 30, 2022 and December 31, 2021.

Table 38	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	June 30, 2022			December 31, 2021
Allowance for loan and lease losses
Residential mortgage	$280	2.34%	0.12%	$351	2.83%	0.16%
Home equity	116	0.97	0.43	206	1.66	0.74
Credit card	5,684	47.46	6.77	5,907	47.70	7.25
Direct/Indirect consumer	475	3.97	0.44	523	4.22	0.51
Other consumer	57	0.48	n/m	46	0.37	n/m
Total consumer	6,612	55.22	1.48	7,033	56.78	1.62
U.S. commercial (2)	3,012	25.16	0.81	3,019	24.37	0.87
Non-U.S. commercial	1,168	9.76	0.93	975	7.87	0.86
Commercial real estate	1,128	9.42	1.76	1,292	10.43	2.05
Commercial lease financing	53	0.44	0.39	68	0.55	0.46
Total commercial	5,361	44.78	0.93	5,354	43.22	1.00
Allowance for loan and lease losses	11,973	100.00%	1.17	12,387	100.00%	1.28
Reserve for unfunded lending commitments	1,461			1,456
Allowance for credit losses	$13,434			$13,843
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $921 million and $1.2 billion at June 30, 2022 and December 31, 2021.
n/m = not meaningful
Net charge-offs for the three and six months ended June 30, 2022 were $571 million and $963 million compared to $595 million and $1.4 billion for the same periods in 2021 driven by decreases across most products, partially offset by higher consumer real estate losses due to loan sales. The provision for credit losses increased $2.1 billion to an expense of $523 million, and $4.0 billion to an expense of $553 million for the three and six months ended June 30, 2022 compared to the same periods in 2021. The provision for credit losses for the three and six months ended June 30, 2022 was primarily driven by loan growth and a dampening macroeconomic outlook, partially offset by asset quality improvement and reduced pandemic uncertainties. The increase in the six-month period was also driven by a reserve build related to Russian exposure. For the same periods in the prior year, the provision for credit losses benefited from reserve releases due to an improved macroeconomic outlook. The provision for credit losses for the consumer portfolio, including unfunded lending commitments, increased $1.1 billion to an expense of $410 million and $1.9 billion to an expense of $422 million for the three and six months ended June 30, 2022 compared to the same periods in 2021. The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $1.0 billion to an expense of $113 million and $2.1 billion to an expense of $131 million for the three and six months ended June 30, 2022 compared to the same periods in 2021.
Table 39 presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for the three and six months ended June 30, 2022 and 2021. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

41 Bank of America

Table 39	Allowance for Credit Losses

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2022	2021	2022	2021
Allowance for loan and lease losses, January 1		$12,104	$16,168	$12,387	$18,802
Loans and leases charged off
Residential mortgage		(140)	(11)	(150)	(20)
Home equity		(20)	(19)	(33)	(25)
Credit card		(492)	(661)	(965)	(1,461)
Direct/Indirect consumer		(59)	(68)	(121)	(170)
Other consumer		(141)	(70)	(225)	(145)
Total consumer charge-offs		(852)	(829)	(1,494)	(1,821)
U.S. commercial (1)		(87)	(194)	(154)	(350)
Non-U.S. commercial		—	(16)	(2)	(42)
Commercial real estate		—	(22)	(23)	(34)
Commercial lease financing		(5)	—	(5)	—
Total commercial charge-offs		(92)	(232)	(184)	(426)
Total loans and leases charged off		(944)	(1,061)	(1,678)	(2,247)
Recoveries of loans and leases previously charged off
Residential mortgage		54	17	74	30
Home equity		44	43	87	84
Credit card		169	173	345	339
Direct/Indirect consumer		55	77	113	148
Other consumer		5	6	10	14
Total consumer recoveries		327	316	629	615
U.S. commercial (2)		36	143	75	206
Non-U.S. commercial		5	2	6	2
Commercial real estate		4	5	4	6
Commercial lease financing		1	—	1	—
Total commercial recoveries		46	150	86	214
Total recoveries of loans and leases previously charged off		373	466	715	829
Net charge-offs		(571)	(595)	(963)	(1,418)
Provision for loan and lease losses		441	(1,480)	549	(3,291)
Other		(1)	2	—	2
Allowance for loan and lease losses, June 30		11,973	14,095	11,973	14,095
Reserve for unfunded lending commitments, January 1		1,379	1,829	1,456	1,878
Provision for unfunded lending commitments		82	(141)	4	(190)
Other		—	(1)	1	(1)
Reserve for unfunded lending commitments, June 30		1,461	1,687	1,461	1,687
Allowance for credit losses, June 30		$13,434	$15,782	$13,434	$15,782

Loan and allowance ratios (3) :
Loans and leases outstanding at June 30		$1,025,270	$911,978	$1,025,270	$911,978
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at June 30		1.17%	1.55%	1.17%	1.55%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at June 30		1.48	1.78	1.48	1.78
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at June 30		0.93	1.35	0.93	1.35
Average loans and leases outstanding		$1,008,826	$900,863	$989,764	$901,223
Annualized net charge-offs as a percentage of average loans and leases outstanding		0.23%	0.27%	0.20%	0.32%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at June 30		288	287	288	287
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs		5.22	5.90	6.16	4.93
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at June 30 (4)		$6,591	$7,532	$6,591	$7,532
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at June 30 (4)		129%	134%	129%	134%
(1)Includes U.S. small business commercial charge-offs of $51 million and $107 million for the three and six months ended June 30, 2022 compared to $102 million and $203 million for the same periods in 2021.
(2)Includes U.S. small business commercial recoveries of $15 million and $29 million for the three and six months ended June 30, 2022 compared to $20 million and $40 million for the same periods in 2021.
(3)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(4)Primarily includes amounts related to credit card and unsecured consumer lending portfolios in Consumer Banking.

Bank of America 42

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
Table 40 presents period-end, average, high and low daily trading VaR for the three months ended June 30, 2022, March 31, 2022 and June 30, 2021 using a 99 percent confidence level as well as average daily trading VaR for the six months ended June 30, 2022 and 2021. The amounts disclosed in Table 40 and Table 41 align to the view of covered positions used in the Basel 3 capital calculations. Foreign exchange and commodity positions are always considered covered positions, regardless of trading or banking treatment for the trade, except for structural foreign currency positions that are excluded with prior regulatory approval.
The average of total covered positions and less liquid trading positions portfolio VaR increased for the three months ended June 30, 2022 compared to the prior quarter primarily due to heightened market volatility and increased credit risk.

Table 40	Market Risk VaR for Trading Activities

	Three Months Ended												Six Months Ended June 30
	June 30, 2022				March 31, 2022				June 30, 2021
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	2022 Average	2021 Average
Foreign exchange	$21	$17	$22	$12	$20	$18	$24	$13	$15	$16	$20	$10	$17	$13
Interest rate	36	36	56	24	49	36	56	25	37	58	80	30	36	47
Credit	71	73	106	53	55	64	71	52	77	73	84	58	68	69
Equity	21	22	33	19	23	23	28	19	23	23	27	20	23	24
Commodities	14	17	27	12	13	10	18	7	9	8	12	4	13	9
Portfolio diversification	(62)	(84)	n/a	n/a	(99)	(95)	n/a	n/a	(106)	(119)	n/a	n/a	(88)	(106)
Total covered positions portfolio	101	81	140	56	61	56	69	48	55	59	73	47	69	56
Impact from less liquid exposures (2)	48	37	n/a	n/a	17	23	n/a	n/a	23	18	n/a	n/a	30	20
Total covered positions and less liquid trading positions portfolio	149	118	236	76	78	79	135	61	78	77	119	52	99	76
Fair value option loans	47	53	65	39	63	54	63	45	50	50	55	42	54	53
Fair value option hedges	14	18	24	14	22	18	22	16	14	16	17	14	18	15
Fair value option portfolio diversification	(28)	(35)	n/a	n/a	(51)	(35)	n/a	n/a	(34)	(37)	n/a	n/a	(36)	(31)
Total fair value option portfolio	33	36	44	30	34	37	41	31	30	29	31	24	36	37
Portfolio diversification	(8)	(14)	n/a	n/a	(18)	(19)	n/a	n/a	(14)	(9)	n/a	n/a	(17)	(5)
Total market-based portfolio	$174	$140	287	91	$94	$97	153	70	$94	$97	146	64	$118	$108
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
n/a = not applicable
The following graph presents the daily covered positions and less liquid trading positions portfolio VaR for the previous five quarters, corresponding to the data in Table 40.

43 Bank of America

Additional VaR statistics produced within our single VaR model are provided in Table 41 at the same level of detail as in Table 40. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio, as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 41 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for the three months ended June 30, 2022, March 31, 2022 and June 30, 2021.

Table 41	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	Three Months Ended
	June 30, 2022		March 31, 2022		June 30, 2021
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$17	$10	$18	$12	$16	$9
Interest rate	36	18	36	16	58	28
Credit	73	27	64	27	73	21
Equity	22	12	23	13	23	12
Commodities	17	9	10	6	8	4
Portfolio diversification	(84)	(46)	(95)	(47)	(119)	(44)
Total covered positions portfolio	81	30	56	27	59	30
Impact from less liquid exposures	37	6	23	3	18	2
Total covered positions and less liquid trading positions portfolio	118	36	79	30	77	32
Fair value option loans	53	16	54	14	50	11
Fair value option hedges	18	11	18	10	16	9
Fair value option portfolio diversification	(35)	(15)	(35)	(12)	(37)	(10)
Total fair value option portfolio	36	12	37	12	29	10
Portfolio diversification	(14)	(8)	(19)	(8)	(9)	(6)
Total market-based portfolio	$140	$40	$97	$34	$97	$36
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. For more information on our backtesting process, see Trading Risk Management – Backtesting in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
During the three and six months ended June 30, 2022, there were no days where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period.
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
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended June 30, 2022 compared to the three months ended March 31, 2022. During the three months ended June 30, 2022, positive trading-related revenue was recorded for 98 percent of the trading days, of which 85 percent were daily trading gains of over $25 million. This compares to the three months ended March 31, 2022 where positive trading-related revenue was recorded for 100 percent of the trading days, of which 95 percent were daily trading gains of over $25 million.

Histogram of Daily Trading-related Revenue
Number of Days
30
25
20
15
10
5
0
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Three Months Ended Mar 31, 2022
Three Months Ended Jun 30, 2022

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
Table 42 presents the spot and 12-month forward rates used in our baseline forecasts at June 30, 2022 and December 31, 2021.

Bank of America 44

Table 42	Forward Rates

	June 30, 2022
	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	1.75%	2.29%	3.09%
12-month forward rates	3.25	3.32	2.99

	December 31, 2021
Spot rates	0.25%	0.21%	1.58%
12-month forward rates	1.00	1.07	1.84
Table 43 shows the pretax impact to forecasted net interest income over the next 12 months from June 30, 2022 and December 31, 2021 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically, we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment. The interest rate scenarios also assume U.S. dollar interest rates are floored at zero. Depending on the level of interest rates, Down-rate scenarios may not receive the full impact of the rate shock, particularly in low rate environments.
During the six months ended June 30, 2022, the overall decrease in asset sensitivity of our balance sheet to Up-rate and Down-rate scenarios was primarily due to an increase in long-end and short-end rates. We continue to be asset sensitive to a parallel upward move in interest rates with the majority of that impact coming from the short end of the yield curve. Additionally, higher interest rates negatively impact the fair value of our debt securities classified as available for sale and adversely affect accumulated other comprehensive income and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital would be reduced over time by offsetting positive impacts to net interest income generated from the banking book activities. For more information on Basel 3, see Capital Management – Regulatory Capital on page 22.

Table 43	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes

	Short Rate (bps)	Long Rate (bps)
(Dollars in millions)			June 30, 2022	December 31, 2021
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$4,957	$6,542
-100 bps instantaneous shift	-100	-100	(5,565)	n/m
Flatteners
Short-end instantaneous change	+100	—	4,687	4,982
Long-end instantaneous change	—	-100	(365)	n/m
Steepeners
Short-end instantaneous change	-100	—	(5,176)	n/m
Long-end instantaneous change	—	+100	276	1,646
n/m = not meaningful
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

45 Bank of America

There were no significant gains or losses related to the change in fair value of MSR, IRLCs and LHFS, net of gains and losses on the hedge portfolio, for the three and six months ended June 30, 2022 and 2021. For more information on MSRs, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.
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
In 2021, we publicly announced our goal to achieve net zero greenhouse gas emissions in our financing activities, operations and supply chain before 2050 (Net Zero Goal). We also committed to set emission reduction targets for 2030. In connection with this commitment, on April 13, 2022, we published our first targets to reduce emissions by 2030 associated with our financing activities in the auto manufacturing, energy and power generation sectors (2030 Targets). In line with our participation in the Net Zero Banking Alliance, we currently expect to set financing activity emission reduction targets for other key sectors in 2024. These reduction targets are intended to align with the International Energy Agency Net Zero Emissions 2050 global pathway to limit warming to 1.5 degrees Celsius.
We plan to disclose our 2019 financed emissions baseline for our auto manufacturing, energy and power generation sectors along with 2020 data in our 2022 Task Force for Climate-related Financial Disclosures (TCFD) Report that we expect to publish in the Fall of 2022. We also plan to disclose the financed emissions for our business loan portfolio in 2023.
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

Table 44	Goodwill by Reporting Unit

(Dollars in millions)	June 30 2022	December 31 2021
Consumer Banking
Consumer Lending	$11,723	$11,723
Deposits	18,414	18,414
Global Wealth and Investment Management
Private Bank	2,918	2,918
Merrill Lynch Global Wealth Management	6,759	6,759
Global Banking
Global Commercial Banking	16,204	16,204
Global Corporate and Investment Banking	6,276	6,276
Business Banking	1,546	1,546
Global Markets	5,182	5,182
Total	$69,022	$69,022
We completed our annual goodwill impairment test as of June 30, 2022. Based on our assessment, we have concluded that goodwill was not impaired. For more information regarding the nature of and accounting for the Corporation’s annual goodwill impairment testing, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.

Bank of America 46

Non-GAAP Reconciliations
Table 45 provides reconciliations of certain non-GAAP financial measures to the most closely related GAAP financial measures.

Table 45	Period-end and Average Supplemental Financial Data and Reconciliations to GAAP Financial Measures (1)

	Period-end		Average
	June 30 2022	December 31 2021	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)			2022	2021	2022	2021
Shareholders’ equity	$269,118	$270,066	$268,197	$274,632	$268,750	$274,341
Goodwill	(69,022)	(69,022)	(69,022)	(69,023)	(69,022)	(68,987)
Intangible assets (excluding MSRs)	(2,114)	(2,153)	(2,127)	(2,212)	(2,136)	(2,179)
Related deferred tax liabilities	920	929	926	915	927	917
Tangible shareholders’ equity	$198,902	$199,820	$197,974	$204,312	$198,519	$204,092
Preferred stock	(29,134)	(24,708)	(28,674)	(23,684)	(27,565)	(24,039)
Tangible common shareholders’ equity	$169,768	$175,112	$169,300	$180,628	$170,954	$180,053

Total assets	$3,111,606	$3,169,495
Goodwill	(69,022)	(69,022)
Intangible assets (excluding MSRs)	(2,114)	(2,153)
Related deferred tax liabilities	920	929
Tangible assets	$3,041,390	$3,099,249
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

47 Bank of America

Part I. Financial Information
Item 1. Financial Statements
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share information)	2022	2021	2022	2021
Net interest income
Interest income	$14,975	$11,387	$27,869	$22,782
Interest expense	2,531	1,154	3,853	2,352
Net interest income	12,444	10,233	24,016	20,430

Noninterest income
Fees and commissions	8,491	9,705	17,476	19,241
Market making and similar activities	2,717	1,826	5,955	5,355
Other income	(964)	(298)	(1,531)	(739)
Total noninterest income	10,244	11,233	21,900	23,857
Total revenue, net of interest expense	22,688	21,466	45,916	44,287

Provision for credit losses	523	(1,621)	553	(3,481)

Noninterest expense
Compensation and benefits	8,917	8,653	18,399	18,389
Occupancy and equipment	1,748	1,759	3,508	3,589
Information processing and communications	1,535	1,448	3,075	2,873
Product delivery and transaction related	924	976	1,857	1,953
Marketing	463	810	860	1,181
Professional fees	518	426	968	829
Other general operating	1,168	973	1,925	1,746
Total noninterest expense	15,273	15,045	30,592	30,560
Income before income taxes	6,892	8,042	14,771	17,208
Income tax expense	645	(1,182)	1,457	(66)
Net income	$6,247	$9,224	$13,314	$17,274
Preferred stock dividends	315	260	782	750
Net income applicable to common shareholders	$5,932	$8,964	$12,532	$16,524

Per common share information
Earnings	$0.73	$1.04	$1.54	$1.91
Diluted earnings	0.73	1.03	1.53	1.90
Average common shares issued and outstanding	8,121.6	8,620.8	8,129.3	8,660.4
Average diluted common shares issued and outstanding	8,163.1	8,735.5	8,182.2	8,776.2

Consolidated Statement of Comprehensive Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021
Net income	$6,247	$9,224	$13,314	$17,274
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	(1,822)	(250)	(5,269)	(1,090)
Net change in debit valuation adjustments	575	149	836	265
Net change in derivatives	(2,008)	415	(7,187)	(699)
Employee benefit plan adjustments	36	69	60	120
Net change in foreign currency translation adjustments	(38)	26	(10)	(3)
Other comprehensive income (loss)	(3,257)	409	(11,570)	(1,407)
Comprehensive income (loss)	$2,990	$9,633	$1,744	$15,867

See accompanying Notes to Consolidated Financial Statements.

Bank of America 48

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	June 30 2022	December 31 2021
(Dollars in millions)
Assets
Cash and due from banks	$29,497	$29,222
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	168,505	318,999
Cash and cash equivalents	198,002	348,221
Time deposits placed and other short-term investments	6,841	7,144
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $154,287 and $150,665 measured at fair value)	272,430	250,720
Trading account assets (includes $111,994 and $103,434 pledged as collateral)	294,027	247,080
Derivative assets	62,047	35,344
Debt securities:
Carried at fair value	274,665	308,073
Held-to-maturity, at cost (fair value – $575,542 and $665,890)	658,245	674,554
Total debt securities	932,910	982,627
Loans and leases (includes $5,496 and $7,819 measured at fair value)	1,030,766	979,124
Allowance for loan and lease losses	(11,973)	(12,387)
Loans and leases, net of allowance	1,018,793	966,737
Premises and equipment, net	11,016	10,833
Goodwill	69,022	69,022
Loans held-for-sale (includes $1,870 and $4,455 measured at fair value)	6,654	15,635
Customer and other receivables	79,893	72,263
Other assets (includes $7,980 and $12,144 measured at fair value)	159,971	163,869
Total assets	$3,111,606	$3,169,495

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$741,676	$784,189
Interest-bearing (includes $444 and $408 measured at fair value)	1,134,876	1,165,914
Deposits in non-U.S. offices:
Noninterest-bearing	26,770	27,457
Interest-bearing	81,027	86,886
Total deposits	1,984,349	2,064,446
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $145,165 and $139,641 measured at fair value)	204,307	192,329
Trading account liabilities	97,302	100,690
Derivative liabilities	38,425	37,675
Short-term borrowings (includes $2,931 and $4,279 measured at fair value)	27,886	23,753
Accrued expenses and other liabilities (includes $6,981 and $11,489 measured at fair value and $1,461 and $1,456 of reserve for unfunded lending commitments)	214,522	200,419
Long-term debt (includes $28,375 and $29,708 measured at fair value)	275,697	280,117
Total liabilities	2,842,488	2,899,429
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities and Note 10 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 4,117,686 and 3,939,686 shares	29,134	24,708
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 8,035,221,887 and 8,077,831,463 shares	59,499	62,398
Retained earnings	197,159	188,064
Accumulated other comprehensive income (loss)	(16,674)	(5,104)
Total shareholders’ equity	269,118	270,066
Total liabilities and shareholders’ equity	$3,111,606	$3,169,495

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$2,294	$5,004
Loans and leases	16,170	17,135
Allowance for loan and lease losses	(832)	(958)
Loans and leases, net of allowance	15,338	16,177
All other assets	177	189
Total assets of consolidated variable interest entities	$17,809	$21,370
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $32 and $51 of non-recourse short-term borrowings)	$165	$247
Long-term debt (includes $4,509 and $3,587 of non-recourse debt)	4,509	3,587
All other liabilities (includes $12 and $7 of non-recourse liabilities)	12	7
Total liabilities of consolidated variable interest entities	$4,686	$3,841
See accompanying Notes to Consolidated Financial Statements.

49 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, March 31, 2022	$27,137	8,062.1	$59,968	$192,929	$(13,417)	$266,617
Net income				6,247		6,247
Net change in debt securities					(1,822)	(1,822)
Net change in debit valuation adjustments					575	575
Net change in derivatives					(2,008)	(2,008)
Employee benefit plan adjustments					36	36
Net change in foreign currency translation adjustments					(38)	(38)
Dividends declared:
Common				(1,702)		(1,702)
Preferred				(315)		(315)
Issuance of preferred stock	1,997					1,997
Common stock issued under employee plans, net, and other		0.3	506			506
Common stock repurchased		(27.2)	(975)			(975)
Balance, June 30, 2022	$29,134	8,035.2	$59,499	$197,159	$(16,674)	$269,118
Balance, December 31, 2021	$24,708	8,077.8	$62,398	$188,064	$(5,104)	$270,066
Net income				13,314		13,314
Net change in debt securities					(5,269)	(5,269)
Net change in debit valuation adjustments					836	836
Net change in derivatives					(7,187)	(7,187)
Employee benefit plan adjustments					60	60
Net change in foreign currency translation adjustments					(10)	(10)
Dividends declared:
Common				(3,408)		(3,408)
Preferred				(782)		(782)
Issuance of preferred stock	4,426					4,426
Common stock issued under employee plans, net, and other		42.1	726	(29)		697
Common stock repurchased		(84.7)	(3,625)			(3,625)
Balance, June 30, 2022	$29,134	8,035.2	$59,499	$197,159	$(16,674)	$269,118
Balance, March 31, 2021	$24,319	8,589.7	$83,071	$170,082	$(3,472)	$274,000
Net income				9,224		9,224
Net change in debt securities					(250)	(250)
Net change in debit valuation adjustments					149	149
Net change in derivatives					415	415
Employee benefit plan adjustments					69	69
Net change in foreign currency translation adjustments					26	26
Dividends declared:
Common				(1,547)		(1,547)
Preferred				(260)		(260)
Redemption of preferred stock	$(878)					(878)
Common stock issued under employee plans, net, and other		0.2	380			380
Common stock repurchased		(102.7)	$(4,209)			(4,209)
Balance, June 30, 2021	$23,441	8,487.2	$79,242	$177,499	$(3,063)	$277,119
Balance, December 31, 2020	$24,510	8,650.8	$85,982	$164,088	$(1,656)	$272,924
Net income				17,274		17,274
Net change in debt securities					(1,090)	(1,090)
Net change in debit valuation adjustments					265	265
Net change in derivatives					(699)	(699)
Employee benefit plan adjustments					120	120
Net change in foreign currency translation adjustments					(3)	(3)
Dividends declared:
Common				(3,110)		(3,110)
Preferred				(750)		(750)
Issuance of preferred stock	902					902
Redemption of preferred stock	(1,971)					(1,971)
Common stock issued under employee plans, net, and other		40.1	939	(3)		936
Common stock repurchased		(203.7)	(7,679)			(7,679)
Balance, June 30, 2021	$23,441	8,487.2	$79,242	$177,499	$(3,063)	$277,119

See accompanying Notes to Consolidated Financial Statements.

Bank of America 50

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Six Months Ended June 30
(Dollars in millions)	2022	2021
Operating activities
Net income	$13,314	$17,274
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	553	(3,481)
Gains on sales of debt securities	(22)	—
Depreciation and amortization	985	930
Net amortization of premium/discount on debt securities	1,489	3,113
Deferred income taxes	86	(1,457)
Stock-based compensation	1,531	1,463
Loans held-for-sale:
Originations and purchases	(11,360)	(17,031)
Proceeds from sales and paydowns of loans originally classified as held for sale and instruments from related securitization activities	21,085	16,708
Net change in:
Trading and derivative assets/liabilities	(91,263)	(58,372)
Other assets	(597)	(26,080)
Accrued expenses and other liabilities	14,250	2,300
Other operating activities, net	(530)	2,994
Net cash used in operating activities	(50,479)	(61,639)
Investing activities
Net change in:
Time deposits placed and other short-term investments	303	(810)
Federal funds sold and securities borrowed or purchased under agreements to resell	(21,710)	35,464
Debt securities carried at fair value:
Proceeds from sales	32,405	1,809
Proceeds from paydowns and maturities	67,709	76,371
Purchases	(92,288)	(126,653)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	39,252	64,192
Purchases	(23,995)	(277,949)
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	11,921	4,913
Purchases	(3,378)	(2,097)
Other changes in loans and leases, net	(59,757)	4,723
Other investing activities, net	(2,132)	(1,649)
Net cash used in investing activities	(51,670)	(221,686)
Financing activities
Net change in:
Deposits	(80,182)	113,662
Federal funds purchased and securities loaned or sold under agreements to repurchase	11,978	43,464
Short-term borrowings	4,133	2,314
Long-term debt:
Proceeds from issuance	40,681	48,177
Retirement	(16,347)	(29,240)
Preferred stock:
Proceeds from issuance	4,426	902
Redemption	—	(1,971)
Common stock repurchased	(3,625)	(7,679)
Cash dividends paid	(4,217)	(3,945)
Other financing activities, net	(612)	(737)
Net cash provided by financing activities	(43,765)	164,947
Effect of exchange rate changes on cash and cash equivalents	(4,305)	(2,055)
Net decrease in cash and cash equivalents	(150,219)	(120,433)
Cash and cash equivalents at January 1	348,221	380,463
Cash and cash equivalents at June 30	$198,002	$260,030

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
The nature of the Corporation’s business is such that the results of any interim period are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, which consist of normal recurring adjustments necessary for a fair statement of the interim period results, have been made. The Corporation evaluates subsequent events through the date of filing with the Securities and Exchange Commission (SEC). Certain prior-period amounts have been reclassified to conform to current-period presentation.
Accounting Standards Issued and Not Yet Adopted
Hedge Accounting
The FASB issued a new accounting standard effective on January 1, 2023, with early adoption permitted, that makes targeted improvements to the application of the fair value hedge accounting guidance for closed portfolios of financial assets. Upon adoption, the application of these hedge strategies would be applied prospectively.
Financial Instruments – Credit Losses
The FASB amended the accounting and disclosure requirements for expected credit losses by removing the recognition and measurement guidance on troubled debt restructurings (TDRs) and enhancing certain disclosures. The amendments are effective on January 1, 2023 with early adoption permitted. The effects of these changes on the Corporation’s financial statements are not expected to have a material impact on its consolidated financial position, results of operations or disclosures in the Notes to the Consolidated Financial Statements.

Bank of America 52

NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for the three and six months ended June 30, 2022 and 2021. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K. For a disaggregation of noninterest income by business segment and All Other, see Note 17 – Business Segment Information.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021
Net interest income
Interest income
Loans and leases	$8,222	$7,123	$15,574	$14,357
Debt securities	4,049	2,820	7,872	5,550
Federal funds sold and securities borrowed or purchased under agreements to resell (1)	396	(42)	389	(49)
Trading account assets	1,223	954	2,304	1,826
Other interest income	1,085	532	1,730	1,098
Total interest income	14,975	11,387	27,869	22,782

Interest expense
Deposits	320	128	484	261
Short-term borrowings (1)	553	(85)	441	(164)
Trading account liabilities	370	293	734	539
Long-term debt	1,288	818	2,194	1,716
Total interest expense	2,531	1,154	3,853	2,352
Net interest income	$12,444	$10,233	$24,016	$20,430

Noninterest income
Fees and commissions
Card income
Interchange fees (2)	$1,072	$1,210	$2,007	$2,277
Other card income	483	376	951	744
Total card income	1,555	1,586	2,958	3,021
Service charges
Deposit-related fees	1,417	1,557	2,947	3,052
Lending-related fees	300	317	603	614
Total service charges	1,717	1,874	3,550	3,666
Investment and brokerage services
Asset management fees	3,102	3,156	6,388	6,158
Brokerage fees	989	967	1,995	2,028
Total investment and brokerage services	4,091	4,123	8,383	8,186
Investment banking fees
Underwriting income	435	1,314	1,107	2,860
Syndication fees	301	401	613	701
Financial advisory services	392	407	865	807
Total investment banking fees	1,128	2,122	2,585	4,368
Total fees and commissions	8,491	9,705	17,476	19,241
Market making and similar activities	2,717	1,826	5,955	5,355
Other income (loss)	(964)	(298)	(1,531)	(739)
Total noninterest income	$10,244	$11,233	$21,900	$23,857
(1)For more information on negative interest, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
(2)Gross interchange fees and merchant income were $3.3 billion and $2.9 billion for the three months ended June 30, 2022 and 2021 and are presented net of $2.2 billion and $1.7 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods. Gross interchange fees and merchant income were $6.2 billion and 5.4 billion for the six months ended June 30, 2022 and 2021 and are presented net of $4.2 billion and $3.1 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

53 Bank of America

NOTE 3 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles and Note 3 –
Derivatives to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at June 30, 2022 and December 31, 2021. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		June 30, 2022
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$23,920.0	$126.3	$13.8	$140.1	$116.2	$23.5	$139.7
Futures and forwards	3,740.5	6.5	—	6.5	5.5	—	5.5
Written options	1,701.3	—	—	—	37.1	—	37.1
Purchased options	1,597.6	39.6	—	39.6	—	—	—
Foreign exchange contracts
Swaps	1,449.7	41.3	0.4	41.7	40.4	0.3	40.7
Spot, futures and forwards	4,590.5	65.2	0.7	65.9	66.3	—	66.3
Written options	440.4	—	—	—	8.4	—	8.4
Purchased options	405.4	9.1	—	9.1	—	—	—
Equity contracts
Swaps	381.6	18.5	—	18.5	15.5	—	15.5
Futures and forwards	102.9	4.1	—	4.1	1.1	—	1.1
Written options	774.1	—	—	—	49.0	—	49.0
Purchased options	693.1	53.0	—	53.0	—	—	—
Commodity contracts
Swaps	61.3	8.8	—	8.8	7.9	—	7.9
Futures and forwards	166.7	3.5	—	3.5	3.1	0.3	3.4
Written options	69.6	—	—	—	5.1	—	5.1
Purchased options	57.5	6.2	—	6.2	—	—	—
Credit derivatives (2)
Purchased credit derivatives:
Credit default swaps	354.1	5.8	—	5.8	1.6	—	1.6
Total return swaps/options	101.9	1.0	—	1.0	2.4	—	2.4
Written credit derivatives:
Credit default swaps	340.2	1.3	—	1.3	4.6	—	4.6
Total return swaps/options	112.1	3.6	—	3.6	1.2	—	1.2
Gross derivative assets/liabilities		$393.8	$14.9	$408.7	$365.4	$24.1	$389.5
Less: Legally enforceable master netting agreements				(310.9)			(310.9)
Less: Cash collateral received/paid				(35.8)			(40.2)
Total derivative assets/liabilities				$62.0			$38.4
(1)Represents the total contract/notional amount of derivative assets and liabilities outstanding.
(2)The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $(3.2) billion and $320.5 billion at June 30, 2022.

Bank of America 54

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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at June 30, 2022 and December 31, 2021 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements, which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 9 – Securities Financing Agreements, Collateral and Restricted Cash.

55 Bank of America

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	June 30, 2022		December 31, 2021
Interest rate contracts
Over-the-counter	$140.6	$135.0	$171.3	$166.3
Exchange-traded	0.6	0.1	0.2	—
Over-the-counter cleared	45.9	45.5	22.6	22.5
Foreign exchange contracts
Over-the-counter	112.5	112.4	67.9	70.5
Over-the-counter cleared	1.6	1.4	1.1	1.1
Equity contracts
Over-the-counter	31.0	25.8	29.2	32.9
Exchange-traded	43.9	38.4	38.3	38.4
Commodity contracts
Over-the-counter	14.1	12.8	6.1	7.6
Exchange-traded	3.2	2.8	1.4	1.3
Over-the-counter cleared	0.3	0.3	0.1	0.1
Credit derivatives
Over-the-counter	10.7	8.9	5.2	5.3
Over-the-counter cleared	0.8	0.9	1.8	1.8
Total gross derivative assets/liabilities, before netting
Over-the-counter	308.9	294.9	279.7	282.6
Exchange-traded	47.7	41.3	39.9	39.7
Over-the-counter cleared	48.6	48.1	25.6	25.5
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(259.5)	(263.7)	(250.3)	(254.6)
Exchange-traded	(39.7)	(39.7)	(37.8)	(37.8)
Over-the-counter cleared	(47.5)	(47.7)	(25.0)	(25.4)
Derivative assets/liabilities, after netting	58.5	33.2	32.1	30.0
Other gross derivative assets/liabilities (2)	3.5	5.2	3.2	7.7
Total derivative assets/liabilities	62.0	38.4	35.3	37.7
Less: Financial instruments collateral (3)	(22.3)	(6.4)	(11.8)	(10.6)
Total net derivative assets/liabilities	$39.7	$32.0	$23.5	$27.1
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
Fair Value Hedges
The table below summarizes information related to fair value hedges for the three and six months ended June 30, 2022 and 2021.

Gains and Losses on Derivatives Designated as Fair Value Hedges

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$(7,989)	$7,974	$3,484	$(3,454)
Interest rate and foreign currency risk on long-term debt (2)	(51)	51	5	(5)
Interest rate risk on available-for-sale securities (3)	5,550	(5,600)	(1,863)	1,825
Total	$(2,490)	$2,425	$1,626	$(1,634)

`	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$(19,023)	$19,193	$(4,579)	$4,548
Interest rate and foreign currency risk on long-term debt (2)	(60)	59	(23)	21
Interest rate risk on available-for-sale securities (3)	15,135	(15,268)	3,378	(3,325)
Total	$(3,948)	$3,984	$(1,224)	$1,244
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)For the three and six months ended June 30, 2022, the derivative amount includes gains (losses) of $(13) million and $(34) million in interest expense, $(39) million and $(25) million in market making and similar activities, and $1 million and $(1) million in accumulated other comprehensive income (OCI). For the same periods in 2021, the derivative amount includes gains (losses) of $(17) million and $(51) million in interest expense, $23 million and $31 million in market making and similar activities, and $(1) million and $(3) million in accumulated OCI. Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
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

Designated Fair Value Hedged Assets and Liabilities

	June 30, 2022		December 31, 2021
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt (2)	$183,885	$(14,071)	$181,745	$3,987
Available-for-sale debt securities (2, 3, 4)	210,017	(12,317)	209,038	(2,294)
Trading account assets (5)	10,326	5	2,067	32
(1)Increase (decrease) to carrying value.
(2)At June 30, 2022 and December 31, 2021, the cumulative fair value adjustments remaining on long-term debt and available-for-sale debt securities from discontinued hedging relationships resulted in an increase in the related liability of $431 million and $1.5 billion and a decrease in the related asset of $5.6 billion and $1.0 billion, which are being amortized over the remaining contractual life of the de-designated hedged items.
(3)These amounts include the amortized cost of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship (i.e. last-of-layer hedging relationship). At June 30, 2022 and December 31, 2021, the amortized cost of the closed portfolios used in these hedging relationships was $25.8 billion and $21.1 billion, of which $10.9 billion and $6.9 billion was designated in the last-of-layer hedging relationship. At June 30, 2022 and December 31, 2021 the cumulative adjustment associated with these hedging relationships was a decrease of $114 million and $172 million.
(4)Carrying value represents amortized cost.
(5)Represents hedging activities related to certain commodities inventory.
Cash Flow and Net Investment Hedges
The table below summarizes certain information related to cash flow hedges and net investment hedges for the three and six months ended June 30, 2022 and 2021. Of the $9.1 billion after-tax net loss ($12.1 billion pretax) on derivatives in accumulated OCI at June 30, 2022, losses of $2.5 billion after-tax ($3.3 billion pretax) related to both open and terminated cash flow hedges are expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily decrease net interest income related to the respective hedged items. For terminated cash flow hedges, the time period over which the majority of the forecasted transactions are hedged is approximately three years, with a maximum length of time for certain forecasted transactions of 14 years.

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Cash flow hedges
Interest rate risk on variable-rate assets (1)	$(2,624)	$(73)	$(9,398)	$(81)
Price risk on forecasted MBS purchases (1)	(39)	10	(129)	13
Price risk on certain compensation plans (2)	(67)	7	(94)	19
Total	$(2,730)	$(56)	$(9,621)	$(49)
Net investment hedges
Foreign exchange risk (3)	$1,579	$—	$1,798	$—

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
Cash flow hedges
Interest rate risk on variable-rate assets (1)	$481	$36	$(576)	$73
Price risk on forecasted MBS purchases (1)	92	6	(301)	15
Price risk on certain compensation plans (2)	35	14	59	26
Total	$608	$56	$(818)	$114
Net investment hedges
Foreign exchange risk (3)	$(224)	$—	$503	$—
(1)Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. For the three and six months ended June 30, 2022, amounts excluded from effectiveness testing and recognized in market making and similar activities were losses of $73 million and $147 million. For the same periods in 2021 amounts excluded from effectiveness testing and recognized in other income were losses of $48 million and $50 million.

57 Bank of America

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The table below presents gains (losses) on these derivatives for the three and six months ended June 30, 2022 and 2021. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021
Interest rate risk on mortgage activities (1, 2)	$(110)	$112	$(257)	$(59)
Credit risk on loans (2)	16	(14)	13	(31)
Interest rate and foreign currency risk on asset and liability management activities (3)	4,303	(318)	5,613	943
Price risk on certain compensation plans (4)	(756)	318	(1,091)	598
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
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At both June 30, 2022 and December 31, 2021, the Corporation had transferred $4.8 billion of non-U.S. government-guaranteed mortgage-backed securities to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $4.8 billion at the transfer dates. At June 30, 2022 and December 31, 2021, the fair value of the transferred securities was $4.9 billion and $5.0 billion.
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
The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three and six months ended June 30, 2022 and 2021. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 17 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
Interest rate risk	$491	$497	$82	$1,070	$1,080	$949	$151	$2,180
Foreign exchange risk	503	(9)	2	496	1,010	(26)	3	987
Equity risk	1,378	(235)	487	1,630	2,942	(295)	988	3,635
Credit risk	71	539	46	656	310	1,015	60	1,385
Other risk (2)	213	(42)	28	199	504	(75)	61	490
Total sales and trading revenue	$2,656	$750	$645	$4,051	$5,846	$1,568	$1,263	$8,677

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
Interest rate risk	$44	$463	$40	$547	$416	$926	$97	$1,439
Foreign exchange risk	330	(22)	2	310	736	(40)	6	702
Equity risk	1,178	(1)	442	1,619	2,460	35	957	3,452
Credit risk	435	424	175	1,034	1,237	787	289	2,313
Other risk (2)	(24)	(10)	26	(8)	584	(28)	45	601
Total sales and trading revenue	$1,963	$854	$685	$3,502	$5,433	$1,680	$1,394	$8,507
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $504 million and $1.0 billion for the three and six months ended June 30, 2022 compared to $462 million and $1.0 billion for the same periods in 2021.
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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at June 30, 2022 and December 31, 2021 are summarized in the table below.

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	June 30, 2022
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$12	$117	$495	$166	$790
Non-investment grade	252	924	1,732	902	3,810
Total	264	1,041	2,227	1,068	4,600
Total return swaps/options:
Investment grade	215	354	—	—	569
Non-investment grade	571	3	60	5	639
Total	786	357	60	5	1,208
Total credit derivatives	$1,050	$1,398	$2,287	$1,073	$5,808
Credit-related notes:
Investment grade	$—	$—	$—	$572	$572
Non-investment grade	—	3	6	1,048	1,057
Total credit-related notes	$—	$3	$6	$1,620	$1,629
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$34,468	$66,032	$113,893	$17,731	$232,124
Non-investment grade	16,213	30,548	53,539	7,776	108,076
Total	50,681	96,580	167,432	25,507	340,200
Total return swaps/options:
Investment grade	62,511	10,007	—	—	72,518
Non-investment grade	36,814	639	1,441	736	39,630
Total	99,325	10,646	1,441	736	112,148
Total credit derivatives	$150,006	$107,226	$168,873	$26,243	$452,348

	December 31, 2021
	Carrying Value
Credit default swaps:
Investment grade	$—	$5	$79	$49	$133
Non-investment grade	34	250	453	769	1,506
Total	34	255	532	818	1,639
Total return swaps/options:
Investment grade	35	388	—	—	423
Non-investment grade	105	—	16	—	121
Total	140	388	16	—	544
Total credit derivatives	$174	$643	$548	$818	$2,183
Credit-related notes:
Investment grade	$—	$—	$36	$412	$448
Non-investment grade	5	—	9	1,334	1,348
Total credit-related notes	$5	$—	$45	$1,746	$1,796
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$34,503	$66,334	$73,444	$17,844	$192,125
Non-investment grade	16,119	29,233	34,356	7,961	87,669
Total	50,622	95,567	107,800	25,805	279,794
Total return swaps/options:
Investment grade	49,626	11,494	78	—	61,198
Non-investment grade	22,621	717	642	73	24,053
Total	72,247	12,211	720	73	85,251
Total credit derivatives	$122,869	$107,778	$108,520	$25,878	$365,045

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
Credit-related Contingent Features and Collateral
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At June 30, 2022 and December 31, 2021, the Corporation held cash and securities collateral of $107.3 billion and $91.4 billion and posted cash and securities collateral of $81.4 billion and $79.3 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At June 30, 2022, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $3.0 billion, including $1.6 billion for Bank of America, National Association (BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At June 30, 2022 and December 31, 2021, the liability recorded for these derivative contracts was not significant.
The table below presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at June 30, 2022 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch. The table also presents derivative liabilities that would be subject to unilateral termination by counterparties upon downgrade of the Corporation's or certain subsidiaries' long-term senior debt ratings.

Additional Collateral Required to be Posted and Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at June 30, 2022

(Dollars in millions)	One Incremental Notch	Second Incremental Notch
Additional collateral required to be posted upon downgrade
Bank of America Corporation	$566	$1,030
Bank of America, N.A. and subsidiaries (1)	184	754

Derivative liabilities subject to unilateral termination upon downgrade
Derivative liabilities	$14	$778
Collateral posted	5	528
(1)Included in Bank of America Corporation collateral requirements in this table.
Valuation Adjustments on Derivatives
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for the three and six months ended June 30, 2022 and 2021. For more information on the valuation adjustments on derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.

Valuation Adjustments Gains (Losses) on Derivatives (1)

	Three Months Ended June 30
(Dollars in millions)	2022	2021
Derivative assets (CVA)	$(114)	$3
Derivative assets/liabilities (FVA)	45	(33)
Derivative liabilities (DVA)	220	(31)

	Six Months Ended June 30
(Dollars in millions)	2022	2021
Derivative assets (CVA)	$(173)	$158
Derivative assets/liabilities (FVA)	80	15
Derivative liabilities (DVA)	341	(8)
(1)At June 30, 2022 and December 31, 2021, cumulative CVA reduced the derivative assets balance by $611 million and $438 million, cumulative FVA reduced the net derivative balance by $99 million and $179 million, and cumulative DVA reduced the derivative liabilities balance by $653 million and $312 million.

Bank of America 60

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt securities, other debt securities carried at fair value and held-to-maturity (HTM) debt securities at June 30, 2022 and December 31, 2021.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	June 30, 2022				December 31, 2021
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$29,999	$46	$(1,320)	$28,725	$45,268	$1,257	$(186)	$46,339
Agency-collateralized mortgage obligations	2,741	4	(132)	2,613	3,331	74	(25)	3,380
Commercial	13,038	130	(608)	12,560	19,036	647	(79)	19,604
Non-agency residential (1)	477	16	(63)	430	591	25	(33)	583
Total mortgage-backed securities	46,255	196	(2,123)	44,328	68,226	2,003	(323)	69,906
U.S. Treasury and government agencies	195,527	540	(2,012)	194,055	197,853	1,610	(318)	199,145
Non-U.S. securities	11,879	—	(43)	11,836	11,933	—	—	11,933
Other taxable securities	3,318	6	(54)	3,270	2,725	39	(3)	2,761
Tax-exempt securities	12,976	44	(255)	12,765	15,155	317	(39)	15,433
Total available-for-sale debt securities	269,955	786	(4,487)	266,254	295,892	3,969	(683)	299,178
Other debt securities carried at fair value (2)	8,645	41	(275)	8,411	8,873	105	(83)	8,895
Total debt securities carried at fair value	278,600	827	(4,762)	274,665	304,765	4,074	(766)	308,073
Held-to-maturity debt securities
Agency mortgage-backed securities	528,297	21	(67,193)	461,125	553,721	3,855	(10,366)	547,210
U.S. Treasury and government agencies	121,574	—	(14,896)	106,678	111,859	254	(2,395)	109,718
Other taxable securities	8,413	1	(675)	7,739	9,011	147	(196)	8,962
Total held-to-maturity debt securities	658,284	22	(82,764)	575,542	674,591	4,256	(12,957)	665,890
Total debt securities (3,4)	$936,884	$849	$(87,526)	$850,207	$979,356	$8,330	$(13,723)	$973,963
(1)At June 30, 2022 and December 31, 2021, the underlying collateral type included approximately 17 percent and 21 percent prime and 83 percent and 79 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 14 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $97.0 billion and $111.9 billion at June 30, 2022 and December 31, 2021.
(4)The Corporation held debt securities from Fannie Mae (FNMA) and Freddie Mac (FHLMC) that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $310.2 billion and $187.8 billion, and a fair value of $270.6 billion and $162.8 billion at June 30, 2022, and an amortized cost of $345.3 billion and $205.3 billion, and a fair value of $342.5 billion and $202.4 billion at December 31, 2021.
At June 30, 2022, the accumulated net unrealized loss on AFS debt securities, excluding the amount related to debt securities previously transferred to held to maturity, included in accumulated OCI was $2.8 billion, net of the related income tax benefit of $906 million. At June 30, 2022 and December 31, 2021, nonperforming AFS debt securities held by the Corporation were not significant.
At June 30, 2022 and December 31, 2021, the Corporation had $238.0 billion and $268.5 billion in AFS debt securities, which were primarily U.S. agency and U.S. Treasury securities that have a zero credit loss assumption. For the remaining $28.3 billion and $30.7 billion in AFS debt securities at June 30, 2022 and December 31, 2021, the amount of expected credit losses was not significant. Substantially all of the Corporation's HTM debt securities consist of U.S. agency and U.S. Treasury securities and have a zero credit loss assumption.
At June 30, 2022 and December 31, 2021, the Corporation held equity securities at an aggregate fair value of $519 million and $513 million and other equity securities, as valued under the measurement alternative, at a carrying value of $310 million and $266 million, both of which are included in other assets. At June 30, 2022 and December 31, 2021, the Corporation also held money market investments at a fair value of $774 million and $707 million, which are included in time deposits placed and other short-term investments.
During the three and six months ended June 30, 2022, the Corporation recorded net realized gains of $16 million and $22 million on the sales of AFS debt securities, which were comprised of gross realized gains of $666 million and $702 million and gross realized losses of $650 million and $680 million. For the same periods in 2021, gross gains and losses were not significant.

61 Bank of America

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at June 30, 2022 and December 31, 2021.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	June 30, 2022
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$24,891	$(1,239)	$859	$(81)	$25,750	$(1,320)
Agency-collateralized mortgage obligations	2,289	(130)	65	(2)	2,354	(132)
Commercial	7,887	(496)	806	(112)	8,693	(608)
Non-agency residential	302	(50)	102	(13)	404	(63)
Total mortgage-backed securities	35,369	(1,915)	1,832	(208)	37,201	(2,123)
U.S. Treasury and government agencies	152,855	(1,674)	15,518	(338)	168,373	(2,012)
Non-U.S. securities	9,949	(25)	742	(18)	10,691	(43)
Other taxable securities	2,024	(16)	499	(38)	2,523	(54)
Tax-exempt securities	868	(147)	2,794	(108)	3,662	(255)
Total AFS debt securities in a continuous unrealized loss position	$201,065	$(3,777)	$21,385	$(710)	$222,450	$(4,487)

	December 31, 2021
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$11,733	$(166)	$815	$(20)	$12,548	$(186)
Agency-collateralized mortgage obligations	1,427	(22)	122	(3)	1,549	(25)
Commercial	3,451	(41)	776	(38)	4,227	(79)
Non-agency residential	241	(13)	174	(20)	415	(33)
Total mortgage-backed securities	16,852	(242)	1,887	(81)	18,739	(323)
U.S. Treasury and government agencies	103,307	(272)	4,850	(46)	108,157	(318)
Other taxable securities	—	—	82	(3)	82	(3)
Tax-exempt securities	502	(16)	109	(23)	611	(39)
Total AFS debt securities in a continuous unrealized loss position	$120,661	$(530)	$6,928	$(153)	$127,589	$(683)

Bank of America 62

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at June 30, 2022 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the mortgage-backed securities (MBS) or other asset-backed securities (ABS) are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$5	5.40%	$47	4.55%	$29,947	3.29%	$29,999	3.29%
Agency-collateralized mortgage obligations	—	—	—	—	18	2.56	2,723	2.91	2,741	2.91
Commercial	74	2.38	3,580	2.64	7,509	1.82	1,888	2.12	13,051	2.09
Non-agency residential	—	—	—	—	—	—	887	7.33	887	7.33
Total mortgage-backed securities	74	2.38	3,585	2.64	7,574	1.84	35,445	3.30	46,678	3.01
U.S. Treasury and government agencies	12,918	1.50	61,277	2.02	121,490	1.61	32	2.91	195,717	1.73
Non-U.S. securities	17,748	0.71	2,030	4.28	3	6.03	130	4.03	19,911	1.10
Other taxable securities	899	3.02	1,834	2.61	286	3.22	299	3.01	3,318	2.81
Tax-exempt securities	938	1.21	5,117	1.93	2,800	2.42	4,121	2.01	12,976	2.01
Total amortized cost of debt securities carried at fair value	$32,577	1.11	$73,843	2.12	$132,153	1.64	$40,027	3.17	$278,600	1.93
Amortized cost of HTM debt securities
Agency mortgage-backed securities	$—	—%	$—	—%	$15	2.60%	$528,282	2.13%	$528,297	2.13%
U.S. Treasury and government agencies	—	—	4,534	1.80	117,040	1.37	—	—	121,574	1.39
Other taxable securities	39	8.65	1,074	2.24	442	2.98	6,858	2.49	8,413	2.51
Total amortized cost of HTM debt securities	$39	8.65	$5,608	1.88	$117,497	1.37	$535,140	2.13	$658,284	1.99

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$5		$48		$28,672		$28,725
Agency-collateralized mortgage obligations	—		—		18		2,595		2,613
Commercial	74		3,619		7,159		1,720		12,572
Non-agency residential	—		3		—		836		839
Total mortgage-backed securities	74		3,627		7,225		33,823		44,749
U.S. Treasury and government agencies	13,032		61,242		119,940		31		194,245
Non-U.S. securities	17,500		2,000		3		131		19,634
Other taxable securities	896		1,827		282		267		3,272
Tax-exempt securities	940		5,112		2,779		3,934		12,765
Total debt securities carried at fair value	$32,442		$73,808		$130,229		$38,186		$274,665
Fair value of HTM debt securities
Agency mortgage-backed securities	$—		$—		$14		$461,111		$461,125
U.S. Treasury and government agencies	—		4,297		102,381		—		106,678
Other taxable securities	39		1,030		423		6,247		7,739
Total fair value of HTM debt securities	$39		$5,327		$102,818		$467,358		$575,542
(1)The weighted-average yield is computed based on a constant effective interest rate over the contractual life of each security. The average yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

63 Bank of America

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at June 30, 2022 and December 31, 2021.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	June 30, 2022
Consumer real estate
Residential mortgage	$944	$237	$1,179	$2,360	$225,610		$227,970
Home equity	75	32	279	386	26,734		27,120
Credit card and other consumer
Credit card	311	204	493	1,008	83,002		84,010
Direct/Indirect consumer (2)	149	42	22	213	108,613		108,826
Other consumer	—	—	—	—	195		195
Total consumer	1,479	515	1,973	3,967	444,154		448,121
Consumer loans accounted for under the fair value option (3)						$377	377
Total consumer loans and leases	1,479	515	1,973	3,967	444,154	377	448,498
Commercial
U.S. commercial	603	290	485	1,378	354,353		355,731
Non-U.S. commercial	157	116	360	633	125,163		125,796
Commercial real estate (4)	129	167	71	367	63,886		64,253
Commercial lease financing	18	55	10	83	13,529		13,612
U.S. small business commercial (5)	220	51	146	417	17,340		17,757
Total commercial	1,127	679	1,072	2,878	574,271		577,149
Commercial loans accounted for under the fair value option (3)						5,119	5,119
Total commercial loans and leases	1,127	679	1,072	2,878	574,271	5,119	582,268
Total loans and leases (6)	$2,606	$1,194	$3,045	$6,845	$1,018,425	$5,496	$1,030,766
Percentage of outstandings	0.25%	0.12%	0.30%	0.67%	98.80%	0.53%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $173 million and nonperforming loans of $92 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $68 million and nonperforming loans of $87 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $492 million. Consumer real estate loans current or less than 30 days past due includes $1.7 billion, and direct/indirect consumer includes $43 million of nonperforming loans.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $50.8 billion, U.S. securities-based lending loans of $54.0 billion and non-U.S. consumer loans of $3.0 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $79 million and home equity loans of $298 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $2.9 billion and non-U.S. commercial loans of $2.2 billion. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $60.1 billion and non-U.S. commercial real estate loans of $4.1 billion.
(5)Includes Paycheck Protection Program loans.
(6)Total outstandings includes loans and leases pledged as collateral of $13.1 billion. The Corporation also pledged $164.1 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.

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
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $164 million and nonperforming loans of $118 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $89 million and nonperforming loans of $100 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $633 million. Consumer real estate loans current or less than 30 days past due includes $1.4 billion, and direct/indirect consumer includes $55 million of nonperforming loans.
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
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $10.0 billion and $10.5 billion at June 30, 2022 and December 31, 2021, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured, and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
Commercial nonperforming loans decreased to $1.3 billion at June 30, 2022 from $1.6 billion at December 31, 2021. Consumer nonperforming loans decreased to $2.9 billion at June 30, 2022 from $3.0 billion at December 31, 2021 primarily due to decreases from consumer real estate loan sales, partially offset by increases from loans with expired deferrals that were modified in TDRs during the first quarter of 2022.
The following table presents the Corporation’s nonperforming loans and leases, including nonperforming TDRs, and loans accruing past due 90 days or more at June 30, 2022 and December 31, 2021. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.

65 Bank of America

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2022	December 31 2021	June 30 2022	December 31 2021
Residential mortgage (1)	$2,245	$2,284	$492	$634
With no related allowance (2)	1,956	1,950	—	—
Home equity (1)	563	630	—	—
With no related allowance (2)	371	414	—	—
Credit Card	n/a	n/a	493	487
Direct/indirect consumer	58	75	15	11
Total consumer	2,866	2,989	1,000	1,132
U.S. commercial	742	825	357	171
Non-U.S. commercial	279	268	184	19
Commercial real estate	218	382	18	40
Commercial lease financing	44	80	3	8
U.S. small business commercial	15	23	143	87
Total commercial	1,298	1,578	705	325
Total nonperforming loans	$4,164	$4,567	$1,705	$1,457
Percentage of outstanding loans and leases	0.41%	0.47%	0.17%	0.15%
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At June 30, 2022 and December 31, 2021 residential mortgage includes $395 million and $444 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $97 million and $190 million of loans on which interest was still accruing.
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
The following tables present certain credit quality indicators for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by class of financing receivables and year of origination for term loan balances at June 30, 2022, including revolving loans that converted to term loans without an additional credit decision after origination or through a TDR.

Bank of America 66

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of June 30, 2022	2022	2021	2020	2019	2018	Prior
Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$213,285	$29,035	$83,405	$38,908	$19,897	$6,116	$35,924
Greater than 90 percent but less than or equal to 100 percent	1,858	768	855	156	28	10	41
Greater than 100 percent	686	306	222	71	24	11	52
Fully-insured loans	12,141	312	3,840	3,256	1,015	177	3,541
Total Residential Mortgage	$227,970	$30,421	$88,322	$42,391	$20,964	$6,314	$39,558

Residential Mortgage
Refreshed FICO score
Less than 620	$2,063	$230	$488	$345	$121	$94	$785
Greater than or equal to 620 and less than 680	4,909	603	1,415	913	416	273	1,289
Greater than or equal to 680 and less than 740	24,768	3,229	8,857	4,582	2,314	827	4,959
Greater than or equal to 740	184,089	26,047	73,722	33,295	17,098	4,943	28,984
Fully-insured loans	12,141	312	3,840	3,256	1,015	177	3,541
Total Residential Mortgage	$227,970	$30,421	$88,322	$42,391	$20,964	$6,314	$39,558

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	June 30, 2022
Home Equity
Refreshed LTV
Less than or equal to 90 percent	$26,876	$1,518	$19,583	$5,775
Greater than 90 percent but less than or equal to 100 percent	98	41	30	27
Greater than 100 percent	146	54	44	48
Total Home Equity	$27,120	$1,613	$19,657	$5,850

Home Equity
Refreshed FICO score
Less than 620	$731	$197	$174	$360
Greater than or equal to 620 and less than 680	1,252	180	470	602
Greater than or equal to 680 and less than 740	4,254	405	2,438	1,411
Greater than or equal to 740	20,883	831	16,575	3,477
Total Home Equity	$27,120	$1,613	$19,657	$5,850
(1)Includes reverse mortgages of $1.1 billion and home equity loans of $482 million, which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/ Indirect as of June 30, 2022	Revolving Loans	2022	2021	2020	2019	2018	Prior	Total Credit Card as of June 30, 2022	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$691	$12	$71	$237	$108	$103	$55	$105	$3,094	$2,939	$155
Greater than or equal to 620 and less than 680	2,347	13	570	964	326	214	99	161	9,545	9,362	183
Greater than or equal to 680 and less than 740	8,723	54	2,472	3,426	1,262	753	310	446	28,737	28,565	172
Greater than or equal to 740	39,165	87	9,742	13,504	7,072	4,520	1,820	2,420	42,634	42,589	45
Other internal credit metrics (2,3)	57,900	57,052	170	288	87	67	42	194	—	—	—
Total credit card and other consumer	$108,826	$57,218	$13,025	$18,419	$8,855	$5,657	$2,326	$3,326	$84,010	$83,455	$555
(1)Represents TDRs that were modified into term loans.
(2)Other internal credit metrics may include delinquency status, geography or other factors.
(3)Direct/indirect consumer includes $57.1 billion of securities-based lending, which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at June 30, 2022.

67 Bank of America

Commercial – Credit Quality Indicators By Vintage (1)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$346,850	$38,819	$47,170	$21,131	$20,079	$10,660	$33,699	$175,292
Reservable criticized	8,881	41	491	676	881	1,268	1,085	4,439
Total U.S. Commercial	$355,731	$38,860	$47,661	$21,807	$20,960	$11,928	$34,784	$179,731

Non-U.S. Commercial
Risk ratings
Pass rated	$123,181	$13,828	$22,677	$7,001	$5,022	$3,412	$5,137	$66,104
Reservable criticized	2,615	79	366	311	334	140	542	843
Total Non-U.S. Commercial	$125,796	$13,907	$23,043	$7,312	$5,356	$3,552	$5,679	$66,947

Commercial Real Estate
Risk ratings
Pass rated	$59,121	$6,569	$13,558	$6,667	$9,710	$5,299	$9,615	$7,703
Reservable criticized	5,132	6	468	567	1,648	1,113	1,185	145
Total Commercial Real Estate	$64,253	$6,575	$14,026	$7,234	$11,358	$6,412	$10,800	$7,848

Commercial Lease Financing
Risk ratings
Pass rated	$13,296	$1,036	$2,811	$2,186	$2,185	$1,661	$3,417	$—
Reservable criticized	316	2	24	30	86	57	117	—
Total Commercial Lease Financing	$13,612	$1,038	$2,835	$2,216	$2,271	$1,718	$3,534	$—

U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$9,228	$803	$2,547	$1,947	$945	$694	$2,159	$133
Reservable criticized	345	9	21	33	82	62	135	3
Total U.S. Small Business Commercial	$9,573	$812	$2,568	$1,980	$1,027	$756	$2,294	$136
Total	$568,965	$61,192	$90,133	$40,549	$40,972	$24,366	$57,091	$254,662
(1) Excludes $5.1 billion of loans accounted for under the fair value option at June 30, 2022.
(2)     Excludes U.S. Small Business Card loans of $8.2 billion. Refreshed FICO scores for this portfolio are $210 million for less than 620; $723 million for greater than or equal to 620 and less than 680; $2.2 billion for greater than or equal to 680 and less than 740; and $5.1 billion greater than or equal to 740.

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
(3)Direct/indirect consumer includes $54.2 billion of securities-based lending, which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at December 31, 2021.

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

Bank of America 70

During the six months ended June 30, 2022, commercial credit quality showed signs of stabilization as the economy continued to improve. Commercial reservable criticized utilized exposure decreased to $18.1 billion at June 30, 2022 from $22.4 billion (to 2.95 percent from 3.91 percent of total commercial reservable utilized exposure) at December 31, 2021, which was broad-based across industries.
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
Consumer real estate loans of $242 million that have been discharged in Chapter 7 bankruptcy with no change in repayment terms and not reaffirmed by the borrower were included in TDRs at June 30, 2022, of which $64 million were classified as nonperforming and $42 million were loans fully insured.
At June 30, 2022 and December 31, 2021, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were not significant. Consumer real estate foreclosed properties totaled $115 million and $101 million at June 30, 2022 and December 31, 2021. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at June 30, 2022 and December 31, 2021 was $1.0 billion and $1.1 billion. During the six months ended June 30, 2022 and 2021, the Corporation reclassified $99 million and $20 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
The table below presents the June 30, 2022 and 2021 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of consumer real estate loans that were modified in TDRs during the three and six months ended June 30, 2022 and 2021. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Consumer Real Estate – TDRs Entered into During the Three and Six Months Ended June 30, 2022 and 2021

	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (1)	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (1)
(Dollars in millions)	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
Residential mortgage	$540	$489	3.47%	3.38%	$858	$774	3.53%	3.35%
Home equity	129	110	3.80	3.89	170	140	3.77	3.84
Total	$669	$599	3.53	3.48	$1,028	$914	3.57	3.43

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
Residential mortgage	$522	$466	3.53%	3.51%	$744	$667	3.51%	3.49%
Home equity	62	47	3.58	3.61	83	63	3.55	3.58
Total	$584	$513	3.53	3.52	$827	$730	3.52	3.50
(1)The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.

The table below presents the June 30, 2022 and 2021 carrying value for consumer real estate loans that were modified in a TDR during the three and six months ended June 30, 2022 and 2021, by type of modification.

Consumer Real Estate – Modification Programs

	TDRs Entered into During the
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021
Modifications under government programs	$—	$1	$—	$3
Modifications under proprietary programs	536	479	816	665
Loans discharged in Chapter 7 bankruptcy (1)	4	12	8	22
Trial modifications	59	21	90	40
Total modifications	$599	$513	$914	$730
(1)Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
The following table presents the carrying value of consumer real estate loans that entered into payment default during the three and six months ended June 30, 2022 and 2021 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification.

71 Bank of America

Consumer Real Estate – TDRs Entering Payment Default that were Modified During the Preceding 12 Months

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021
Modifications under government programs	$—	$1	$—	$2
Modifications under proprietary programs	32	33	72	45
Loans discharged in Chapter 7 bankruptcy (1)	—	2	1	5
Trial modifications (2)	7	6	11	12
Total modifications	$39	$42	$84	$64
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
The table below provides information on the Corporation’s Credit Card and Other Consumer TDR portfolio including the June 30, 2022 and 2021 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of loans that were modified in TDRs during the three and six months ended June 30, 2022 and 2021.

Credit Card and Other Consumer – TDRs Entered into During the Three and Six Months Ended June 30, 2022 and 2021

	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate
(Dollars in millions)	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
Credit card	$65	$69	19.77%	3.78%	$127	$132	19.60%	3.76%
Direct/Indirect consumer	3	2	5.41	5.41	5	5	5.62	5.62
Total	$68	$71	19.37	3.83	$132	$137	19.09	3.83

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
Credit card	$62	$68	18.44%	4.24%	$137	$147	18.48%	4.53%
Direct/Indirect consumer	6	4	5.64	5.64	11	7	5.62	5.62
Total	$68	$72	17.75	4.31	$148	$154	17.87	4.58
(1)Includes accrued interest and fees.
The table below presents the June 30, 2022 and 2021 carrying value for Credit Card and Other Consumer loans that were modified in a TDR during the three and six months ended June 30, 2022 and 2021 by program type.

Credit Card and Other Consumer – TDRs by Program Type (1)
	TDRs Entered into During the Three Months Ended June 30		TDRs Entered into During the Six Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021
Internal programs	$58	$57	$112	$121
External programs	10	13	20	29
Other	3	2	5	4
Total	$71	$72	$137	$154
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

Bank of America 72

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
During the three and six months ended June 30, 2022, the carrying value of the Corporation’s commercial loans that were modified as TDRs was $796 million and $1.3 billion compared to $320 million and $865 million for the same periods in 2021. At June 30, 2022 and December 31, 2021, the Corporation had commitments to lend $369 million and $283 million to commercial borrowers whose loans were classified as TDRs. The balance of commercial TDRs in payment default was $136 million and $262 million at June 30, 2022 and December 31, 2021.
Loans Held-for-sale
The Corporation had LHFS of $6.7 billion and $15.6 billion at June 30, 2022 and December 31, 2021. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $21.4 billion and $18.2 billion for the six months ended June 30, 2022 and 2021. Cash used for originations and purchases of LHFS totaled $11.4 billion and $17.0 billion for the six months ended June 30, 2022 and 2021. Also included were non-cash net transfers into LHFS of $1.6 billion for the six months ended June 30, 2022, primarily driven by the transfer of a $1.6 billion affinity card loan portfolio to held for sale in anticipation of its sale later in 2022, and $709 million for the six months ended June 30, 2021.
Accrued Interest Receivable
Accrued interest receivable for loans and leases and loans held-for-sale at June 30, 2022 and December 31, 2021 was $2.5 billion and $2.2 billion and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During the three and six months ended June 30, 2022, the Corporation reversed $80 million and $160 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan compared to $124 million and $282 million for the same periods in 2021.
For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during the three and six months ended June 30, 2022 and 2021, interest and fee income reversed at the time the loans were classified as nonperforming was not significant. For more information on the Corporation's nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
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
The June 30, 2022 estimate for allowance for credit losses was based on various economic outlooks that included a baseline scenario, which is derived from consensus estimates, a downside scenario that assumed a significantly longer period until full economic recovery, a tail risk scenario similar to the severely adverse scenario used in stress testing, and a scenario to account for persistent inflation and higher interest rates at levels above what is already factored into the Corporation’s baseline and other downside scenarios. The Corporation’s upside scenario was removed as of March 31, 2022 due to geopolitical events reducing the likelihood of an upside outlook at such time and continued to be excluded as of June 30, 2022 given the dampening macroeconomic outlook. The weighted economic outlook assumes that the U.S. average unemployment rate will be five percent by the fourth quarter of 2022 and will stay just above five percent in the fourth quarter of 2023. Additionally, in this economic outlook, U.S. gross domestic product is forecasted to grow at 0.6 percent and 0.8 percent year-over-year in the fourth quarters of 2022 and 2023. While asset quality continues to improve and economic uncertainty around the pandemic has largely dissipated, uncertainty remains regarding broader economic impacts as a result of the current geopolitical situation, supply chain disruptions and inflationary pressures and could lead to adverse impacts to credit quality metrics in future periods. As such, the Corporation has factored the aforementioned uncertainties into its allowance for credit losses.
The allowance for credit losses at June 30, 2022 was $13.4 billion, a decrease of $409 million compared to December 31, 2021. The decrease in the allowance for credit losses was primarily driven by asset quality improvement and reduced pandemic uncertainties, partially offset by reserve builds related to loan growth, a dampening macroeconomic outlook and Russian exposure. The change in the allowance for credit losses was comprised of a net decrease of $414 million in the allowance for loan and lease losses and a $5 million increase in the reserve for unfunded lending commitments. The decrease in the allowance for credit losses was attributed to $178 million in the consumer real estate portfolio, and $260 million in the credit card and other consumer portfolio, partially offset by an increase of $29 million in the commercial portfolio. The provision for credit losses increased $2.1 billion to an expense of $523 million, and $4.0 billion to an expense of $553 million for the three and six months ended June 30, 2022 compared to the same periods in 2021. The provision for credit losses for the three and six months ended June 30, 2022 was primarily driven by loan growth and a dampening macroeconomic outlook, partially offset by asset quality improvement and reduced pandemic uncertainties. The increase in the six-month period

73 Bank of America

was also driven by a reserve build related to Russian exposure. For the same periods in the prior year, the provision for credit losses benefited from reserve releases due to an improved macroeconomic outlook.
Outstanding loans and leases excluding loans accounted for under the fair value option increased $54.0 billion during the six months ended June 30, 2022 driven by commercial loans, which increased $40.9 billion, driven by broad-based growth, and consumer loans, which increased $13.0 billion, primarily driven by residential mortgage, securities-based lending and credit card.
The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the table below.

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	Three Months Ended June 30, 2022
Allowance for loan and lease losses, April 1	$473	$6,242	$5,389	$12,104
Loans and leases charged off	(160)	(692)	(92)	(944)
Recoveries of loans and leases previously charged off	98	229	46	373
Net charge-offs	(62)	(463)	(46)	(571)
Provision for loan and lease losses	(16)	438	19	441
Other	1	(1)	(1)	(1)
Allowance for loan and lease losses, June 30	396	6,216	5,361	11,973
Reserve for unfunded lending commitments, April 1	91	—	1,288	1,379
Provision for unfunded lending commitments	(12)	—	94	82
Reserve for unfunded lending commitments, June 30	79	—	1,382	1,461
Allowance for credit losses, June 30	$475	$6,216	$6,743	$13,434

	Three Months Ended June 30, 2021
Allowance for loan and lease losses, April 1	$689	$7,946	$7,533	$16,168
Loans and leases charged off	(30)	(799)	(232)	(1,061)
Recoveries of loans and leases previously charged off	60	256	150	466
Net charge-offs	30	(543)	(82)	(595)
Provision for loan and lease losses	(122)	(568)	(790)	(1,480)
Other	—	—	2	2
Allowance for loan and lease losses, June 30	597	6,835	6,663	14,095
Reserve for unfunded lending commitments, April 1	124	—	1,705	1,829
Provision for unfunded lending commitments	(17)	—	(124)	(141)
Other	—	—	(1)	(1)
Reserve for unfunded lending commitments, June 30	107	—	1,580	1,687
Allowance for credit losses, June 30	$704	$6,835	$8,243	$15,782

(Dollars in millions)	Six Months Ended June 30, 2022
Allowance for loan and lease losses, January 1	$557	$6,476	$5,354	$12,387
Loans and leases charged off	(183)	(1,311)	(184)	(1,678)
Recoveries of loans and leases previously charged off	161	468	86	715
Net charge-offs	(22)	(843)	(98)	(963)
Provision for loan and lease losses	(141)	581	109	549
Other	2	2	(4)	—
Allowance for loan and lease losses, June 30	396	6,216	5,361	11,973
Reserve for unfunded lending commitments, January 1	96	—	1,360	1,456
Provision for unfunded lending commitments	(18)	—	22	4
Other	1	—	—	1
Reserve for unfunded lending commitments, June 30	79	—	1,382	1,461
Allowance for credit losses, June 30	$475	$6,216	$6,743	$13,434

	Six Months Ended June 30, 2021
Allowance for loan and lease losses, January 1	$858	$9,213	$8,731	$18,802
Loans and leases charged off	(45)	(1,776)	(426)	(2,247)
Recoveries of loans and leases previously charged off	114	501	214	829
Net charge-offs	69	(1,275)	(212)	(1,418)
Provision for loan and lease losses	(329)	(1,104)	(1,858)	(3,291)
Other	(1)	1	2	2
Allowance for loan and lease losses, June 30	597	6,835	6,663	14,095
Reserve for unfunded lending commitments, January 1	137	—	1,741	1,878
Provision for unfunded lending commitments	(30)	—	(160)	(190)
Other	—	—	(1)	(1)
Reserve for unfunded lending commitments, June 30	107	—	1,580	1,687
Allowance for credit losses, June 30	$704	$6,835	$8,243	$15,782

Bank of America 74

NOTE 6 Securitizations and Other Variable Interest Entities
The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at June 30, 2022 and December 31, 2021 in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum loss exposure at June 30, 2022 and December 31, 2021 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. For more information on the Corporation’s use of VIEs and related maximum loss exposure, see Note 1 – Summary of Significant Accounting Principles and Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
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
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three and six months ended June 30, 2022 or the year ended December 31, 2021 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $927 million and $968 million at June 30, 2022 and December 31, 2021.
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
The table below summarizes select information related to first-lien mortgage securitizations for the three and six months ended June 30, 2022 and 2021.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency				Commercial Mortgage
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Proceeds from loan sales (1)	$1,419	$1,652	$3,741	$2,895	$1,988	$2,175	$4,416	$2,840
Gains on securitizations (2)	—	3	8	5	13	31	26	64
Repurchases from securitization trusts (3)	9	98	25	178	—	—	—	—
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
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $10 million and $30 million net of hedges, during the three and six months ended June 30, 2022 and compared to $40 million and $73 million for the same periods in 2021, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer mortgage servicing rights (MSRs) from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $105.8 billion and $138.7 billion at June 30, 2022 and 2021. Servicing fee and ancillary fee income on serviced loans was $74 million and $144 million during the three and six months ended June 30, 2022 compared to $104 million and $217 million for the same periods in 2021. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $1.7 billion and $2.0 billion at
June 30, 2022 and December 31, 2021. For more information on MSRs, see Note 14 – Fair Value Measurements.
During the three and six months ended June 30, 2022, the Corporation deconsolidated agency residential mortgage securitization trusts with total assets of $36 million and $563 million, with no significant deconsolidations during the three and six months ended June 30, 2021.
The following table summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at June 30, 2022 and December 31, 2021.

75 Bank of America

First-lien Mortgage VIEs

	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	June 30 2022	December 31 2021	June 30 2022	December 31 2021	June 30 2022	December 31 2021	June 30 2022	December 31 2021	June 30 2022	December 31 2021
Unconsolidated VIEs
Maximum loss exposure (1)	$9,881	$11,600	$108	$121	$807	$908	$15	$14	$1,496	$1,445
On-balance sheet assets
Senior securities:
Trading account assets	$213	$175	$3	$8	$37	$44	$13	$12	$25	$21
Debt securities carried at fair value	3,542	5,009	—	—	455	537	—	—	—	—
Held-to-maturity securities	6,126	6,416	—	—	—	—	—	—	1,268	1,157
All other assets	—	—	3	3	34	29	2	2	59	93
Total retained positions	$9,881	$11,600	$6	$11	$526	$610	$15	$14	$1,352	$1,271
Principal balance outstanding (2)	$85,819	$93,142	$4,251	$4,710	$5,471	$6,179	$12,279	$13,627	$84,991	$85,540

Consolidated VIEs
Maximum loss exposure (1)	$1,648	$1,644	$—	$49	$89	$—	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$1,648	$1,644	$—	$—	$89	$—	$—	$—	$—	$—
Loans and leases, net	—	—	—	58	—	—	—	—	—	—
Total assets	$1,648	$1,644	$—	$58	$89	$—	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$9	$—	$—	$—	$—	$—	$—
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
Other Asset-backed Securitizations
The table below summarizes select information related to home equity, credit card and other asset-backed VIEs in which the Corporation held a variable interest at June 30, 2022 and December 31, 2021.

Home Equity Loan, Credit Card and Other Asset-backed VIEs

	Home Equity (1)		Credit Card (2)		Resecuritization Trusts		Municipal Bond Trusts
(Dollars in millions)	June 30 2022	December 31 2021	June 30 2022	December 31 2021	June 30 2022	December 31 2021	June 30 2022	December 31 2021
Unconsolidated VIEs
Maximum loss exposure	$130	$152	$—	$—	$5,799	$6,089	$3,379	$4,094
On-balance sheet assets
Securities (3):
Trading account assets	$—	$—	$—	$—	$1,599	$1,030	$—	$—
Debt securities carried at fair value	1	1	—	—	1,467	1,903	—	—
Held-to-maturity securities	—	—	—	—	2,733	3,156	—	—
Total retained positions	$1	$1	$—	$—	$5,799	$6,089	$—	$—
Total assets of VIEs	$366	$430	$—	$—	$14,993	$18,633	$3,907	$4,655

Consolidated VIEs
Maximum loss exposure	$38	$45	$8,937	$10,279	$149	$680	$155	$210
On-balance sheet assets
Trading account assets	$—	$—	$—	$—	$156	$686	$63	$122
Loans and leases	116	140	13,981	14,434	—	—	—	—
Allowance for loan and lease losses	13	14	(843)	(970)	—	—	—	—
All other assets	2	3	59	70	—	—	92	88
Total assets	$131	$157	$13,197	$13,534	$156	$686	$155	$210
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—	$133	$196
Long-term debt	94	113	4,248	3,248	7	6	—	—
All other liabilities	—	—	12	7	—	—	—	—
Total liabilities	$94	$113	$4,260	$3,255	$7	$6	$133	$196
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
(2)At June 30, 2022 and December 31, 2021, loans and leases in the consolidated credit card trust included $2.7 billion and $4.3 billion of seller’s interest.
(3)The retained senior securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).

Bank of America 76

Home Equity Loans
The Corporation retains interests, primarily senior securities, in home equity securitization trusts to which it transferred home equity loans. In addition, the Corporation may be obligated to provide subordinate funding to the trusts during a rapid amortization event. This obligation is included in the maximum loss exposure in the preceding table. The charges that will ultimately be recorded as a result of the rapid amortization events depend on the undrawn portion of the home equity lines of credit, performance of the loans, the amount of subsequent draws and the timing of related cash flows.
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
Senior debt securities totaling $1.0 billion were issued to third-party investors from the credit card securitization trust during the six months ended June 30, 2022 and 2021.
At June 30, 2022 and December 31, 2021, the Corporation held subordinate securities issued by the credit card securitization trust with a notional principal amount of $6.7 billion and $6.5 billion. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. There were $161 million of subordinate securities issued by the credit card securitization trust during the six months ended June 30, 2022 and 2021.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $4.6 billion and $14.2 billion of securities during the three and six months ended June 30, 2022 compared to $5.9 billion and $14.7 billion for the same periods in 2021. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. During the three and six months ended June 30, 2022 and 2021, resecuritization proceeds included securities with an initial fair value of $1.0 billion and $1.7 billion compared to $233 million and $519 million, of which substantially all of the securities were classified as trading account assets for both periods and categorized as Level 2 within the fair value hierarchy.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $3.4 billion and $4.1 billion at June 30, 2022 and December 31, 2021. The weighted-average remaining life of bonds held in the trusts at June 30, 2022 was 7.2 years. There were no significant write-downs or downgrades of assets or issuers during the six months ended June 30, 2022 and 2021.
Other Variable Interest Entities
The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at June 30, 2022 and December 31, 2021.

Other VIEs

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
(Dollars in millions)	June 30, 2022			December 31, 2021
Maximum loss exposure	$2,241	$29,021	$31,262	$4,819	$27,790	$32,609
On-balance sheet assets
Trading account assets	$338	$562	$900	$2,552	$626	$3,178
Debt securities carried at fair value	—	7	7	—	7	7
Loans and leases	2,073	83	2,156	2,503	47	2,550
Allowance for loan and lease losses	(2)	(12)	(14)	(2)	(12)	(14)
All other assets	24	27,911	27,935	28	26,628	26,656
Total	$2,433	$28,551	$30,984	$5,081	$27,296	$32,377
On-balance sheet liabilities
Short-term borrowings	$32	$—	$32	$51	$—	$51
Long-term debt	160	—	160	211	—	211
All other liabilities	—	7,132	7,132	—	6,548	6,548
Total	$192	$7,132	$7,324	$262	$6,548	$6,810
Total assets of VIEs	$2,433	$93,885	$96,318	$5,081	$92,249	$97,330

77 Bank of America

Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $993 million and $2.9 billion at June 30, 2022 and December 31, 2021, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.
Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $124 million and $235 million at June 30, 2022 and December 31, 2021.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At June 30, 2022 and December 31, 2021, the Corporation’s consolidated investment VIEs had total assets of $657 million and $1.0 billion. The Corporation also held investments in unconsolidated VIEs with total assets of $7.8 billion and $7.1 billion at June 30, 2022 and December 31, 2021. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $1.8 billion and $2.0 billion at June 30, 2022 and December 31, 2021 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $1.4 billion and $1.5 billion at June 30, 2022 and December 31, 2021. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
Tax Credit VIEs
The Corporation holds investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, wind and solar projects. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. The Corporation earns a return primarily through the receipt of tax credits allocated to the projects. The maximum loss exposure included in the Other VIEs table was $26.7 billion and $25.7 billion at June 30, 2022 and December 31, 2021. The Corporation’s risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment.
The Corporation’s investments in affordable housing partnerships, which are reported in other assets on the Consolidated Balance Sheet, totaled $13.4 billion and $12.6 billion, including unfunded commitments to provide capital contributions of $6.4 billion and $5.8 billion, at June 30, 2022 and December 31, 2021. The unfunded commitments are expected to be paid over the next five years. During the three and six months ended June 30, 2022, the Corporation recognized tax credits and other tax benefits from investments in affordable housing partnerships of $375 million and $748 million and reported pretax losses in other income of $314 million and $627 million. For the same periods in 2021, the Corporation recognized tax credits and other tax benefits of $334 million and $727 million and reported pretax losses in other income of $279 million and $555 million. These tax credits are recognized as part of the Corporation’s annual effective tax rate used to determine tax expense in a given quarter. The Corporation may be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant.
NOTE 7 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at June 30, 2022 and December 31, 2021. The reporting units utilized for goodwill impairment testing are the operating segments or one level below. The Corporation completed its annual goodwill impairment test as of June 30, 2022 and determined there was no impairment. For more information regarding the nature of and accounting for the Corporation’s annual goodwill impairment testing, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.

Goodwill

	June 30	December 31
(Dollars in millions)	2022	2021
Consumer Banking	$30,137	$30,137
Global Wealth & Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,182	5,182
Total goodwill	$69,022	$69,022
Intangible Assets
At June 30, 2022 and December 31, 2021, the net carrying value of intangible assets was $2.1 billion and $2.2 billion. At both June 30, 2022 and December 31, 2021, intangible assets included $1.6 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $20 million and $39 million for the three and six months ended June 30, 2022 compared to $20 million and $37 million for the same periods in 2021.

Bank of America 78

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
The table below presents the net investment in sales-type and direct financing leases at June 30, 2022 and December 31, 2021.

Net Investment (1)

(Dollars in millions)	June 30 2022	December 31 2021
Lease receivables	$15,628	$16,806
Unguaranteed residuals	1,870	2,078
Total net investment in sales-type and direct financing leases	$17,498	$18,884
(1)In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $6.8 billion and $7.1 billion at June 30, 2022 and December 31, 2021.
The table below presents lease income for the three and six months ended June 30, 2022 and 2021.

Lease Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021
Sales-type and direct financing leases	$137	$152	$279	$316
Operating leases	231	223	463	454
Total lease income	$368	$375	$742	$770

Lessee Arrangements
The Corporation's lessee arrangements predominantly consist of operating leases for premises and equipment; the Corporation's financing leases are not significant.
The table below provides information on the right-of-use assets and lease liabilities at June 30, 2022 and December 31, 2021.

Lessee Arrangements

(Dollars in millions)	June 30 2022	December 31 2021
Right-of-use asset	$9,963	$10,233
Lease liabilities	10,560	10,858
NOTE 9 Securities Financing Agreements, Collateral and Restricted Cash
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
Offsetting of Securities Financing Agreements
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at June 30, 2022 and December 31, 2021. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives. For more information on the securities financing agreements and the offsetting of securities financing transactions, see Note 10 – Securities Financing Agreements, Short-term Borrowings and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.

79 Bank of America

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	June 30, 2022
Securities borrowed or purchased under agreements to resell (3)	$533,938	$(261,508)	$272,430	$(242,902)	$29,528
Securities loaned or sold under agreements to repurchase	$465,815	$(261,508)	$204,307	$(194,375)	$9,932
Other (4)	6,761	—	6,761	(6,761)	—
Total	$472,576	$(261,508)	$211,068	$(201,136)	$9,932

	December 31, 2021
Securities borrowed or purchased under agreements to resell (3)	$527,054	$(276,334)	$250,720	$(229,525)	$21,195
Securities loaned or sold under agreements to repurchase	$468,663	$(276,334)	$192,329	$(181,860)	$10,469
Other (4)	11,391	—	11,391	(11,391)	—
Total	$480,054	$(276,334)	$203,720	$(193,251)	$10,469
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
(3)Excludes repurchase activity of $11.7 billion and $20.1 billion reported in loans and leases on the Consolidated Balance Sheet at June 30, 2022 and December 31, 2021.
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

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	June 30, 2022
Securities sold under agreements to repurchase	$185,699	$154,162	$37,718	$26,783	$404,362
Securities loaned	55,681	404	888	4,480	61,453
Other	6,761	—	—	—	6,761
Total	$248,141	$154,566	$38,606	$31,263	$472,576

	December 31, 2021
Securities sold under agreements to repurchase	$148,023	$194,964	$36,939	$36,501	$416,427
Securities loaned	46,231	466	1,428	4,111	52,236
Other	11,391	—	—	—	11,391
Total	$205,645	$195,430	$38,367	$40,612	$480,054
(1)No agreements have maturities greater than three years.

Bank of America 80

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	June 30, 2022
U.S. government and agency securities	$194,141	$—	$—	$194,141
Corporate securities, trading loans and other	14,183	2,032	514	16,729
Equity securities	11,888	59,020	6,247	77,155
Non-U.S. sovereign debt	180,423	401	—	180,824
Mortgage trading loans and ABS	3,727	—	—	3,727
Total	$404,362	$61,453	$6,761	$472,576

	December 31, 2021
U.S. government and agency securities	$201,546	$27	$—	$201,573
Corporate securities, trading loans and other	12,838	3,440	1,148	17,426
Equity securities	19,907	48,650	10,192	78,749
Non-U.S. sovereign debt	178,019	119	51	178,189
Mortgage trading loans and ABS	4,117	—	—	4,117
Total	$416,427	$52,236	$11,391	$480,054
Collateral
The Corporation accepts securities and loans as collateral that it is permitted by contract or practice to sell or repledge. At June 30, 2022 and December 31, 2021, the fair value of this collateral was $759.9 billion and $854.8 billion, of which $702.6 billion and $782.7 billion were sold or repledged. The primary source of this collateral is securities borrowed or purchased under agreements to resell. For more information on collateral, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
Restricted Cash
At June 30, 2022 and December 31, 2021, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $6.4 billion and $5.9 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with central banks to meet reserve requirements.
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
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $11.2 billion and $10.7 billion at June 30, 2022 and December 31, 2021. The carrying value of the Corporation’s credit extension commitments at June 30, 2022 and December 31, 2021, excluding commitments accounted for under the fair value option, were both $1.5 billion, which predominantly related to the reserve for unfunded lending commitments. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The following table includes the notional amount of commitments of $3.6 billion and $4.8 billion at June 30, 2022 and December 31, 2021 that are accounted for under the fair value option. However, the table excludes the cumulative net fair value for these commitments of $220 million and $97 million at June 30, 2022 and December 31, 2021, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

81 Bank of America

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	June 30, 2022
Notional amount of credit extension commitments
Loan commitments (1)	$119,081	$176,567	$199,835	$27,012	$522,495
Home equity lines of credit	1,111	6,169	10,961	22,490	40,731
Standby letters of credit and financial guarantees (2)	25,634	9,213	2,458	559	37,864
Letters of credit	1,028	94	22	69	1,213
Other commitments (3)	30	23	84	1,172	1,309
Legally binding commitments	146,884	192,066	213,360	51,302	603,612
Credit card lines (4)	419,054	—	—	—	419,054
Total credit extension commitments	$565,938	$192,066	$213,360	$51,302	$1,022,666

	December 31, 2021
Notional amount of credit extension commitments
Loan commitments (1)	$102,464	$190,687	$174,978	$26,635	$494,764
Home equity lines of credit	890	5,097	10,268	24,276	40,531
Standby letters of credit and financial guarantees (2)	22,359	10,742	2,017	422	35,540
Letters of credit	1,145	124	56	98	1,423
Other commitments (3)	18	59	81	1,233	1,391
Legally binding commitments	126,876	206,709	187,400	52,664	573,649
Credit card lines (4)	406,169	—	—	—	406,169
Total credit extension commitments	$533,045	$206,709	$187,400	$52,664	$979,818
(1)     At June 30, 2022 and December 31, 2021, $3.8 billion and $4.6 billion of these loan commitments were held in the form of a security.
(2) The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $27.2 billion and $10.5 billion at June 30, 2022, and $26.3 billion and $8.7 billion at December 31, 2021. Amounts in the table include consumer SBLCs of $146 million and $512 million at June 30, 2022 and December 31, 2021.
(3)     Primarily includes second-loss positions on lease-end residual value guarantees.
(4)     Includes business card unused lines of credit.
Other Commitments
At June 30, 2022 and December 31, 2021, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $1.2 billion and $181 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans of $275 million and $518 million, which upon settlement will be included in trading account assets.
At June 30, 2022 and December 31, 2021, the Corporation had commitments to purchase commodities, primarily liquefied natural gas, of $410 million and $949 million, which upon settlement will be included in trading account assets.
At June 30, 2022 and December 31, 2021, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $96.2 billion and $92.0 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $63.3 billion and $32.6 billion. These commitments generally expire within the next 12 months.
At June 30, 2022 and December 31, 2021, the Corporation had a commitment to originate or purchase up to $3.8 billion and $4.0 billion on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2026 and can be terminated with 12 months prior notice.
At June 30, 2022 and December 31, 2021, the Corporation had unfunded equity investment commitments of $958 million and $395 million.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At June 30, 2022 and December 31, 2021, the notional amount of these guarantees totaled $4.4 billion and $6.3 billion. At June 30, 2022 and December 31, 2021, the Corporation’s maximum exposure related to these guarantees totaled $654 million and $928 million, with estimated maturity dates between 2033 and 2039.
Merchant Services
The Corporation in its role as merchant acquirer or as a sponsor of other merchant acquirers may be held liable for any reversed charges that cannot be collected from the merchants, due to, among other things, merchant fraud or insolvency. If charges are properly reversed after a purchase and cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The ability to reverse a charge is primarily governed by the applicable payment network rules and regulations, which include, but are not limited to, the type of charge, type of payment used and time limits. The total amount of transactions subject to reversal under payment network rules and regulations processed for the preceding six-month period, which was $482.0 billion, is an estimate of the Corporation’s maximum potential exposure as of June 30, 2022. The Corporation’s risk in this area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The Corporation’s reserves for contingent losses and the losses incurred related to the merchant processing activity were not significant. The Corporation continues to monitor its exposure in this area due to the potential economic impacts of the pandemic.
Representations and Warranties Obligations and Corporate Guarantees
For more information on representations and warranties obligations and corporate guarantees, see Note 12 – Commitments and Contingencies to the Consolidated Financial

Bank of America 82

Statements of the Corporation’s 2021 Annual Report on Form 10-K.
The reserve for representations and warranties obligations and corporate guarantees was $1.2 billion at both June 30, 2022 and December 31, 2021 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet, and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of probable incurred losses, is based on its experience in previous negotiations, and is subject to judgment, a variety of assumptions, and known or unknown uncertainties. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity. See Litigation and Regulatory Matters below for the Corporation's combined range of possible loss in excess of the reserve for representations and warranties and the accrued liability for litigation.
Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $39.9 billion and $42.0 billion at June 30, 2022 and December 31, 2021.
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
As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters below and the matters disclosed in the prior commitments and contingencies disclosure, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation-related expense of $498 million and $604 million was recognized for the three and six months ended June 30, 2022 compared to $55 million and $89 million for the same periods in 2021.
For any matter disclosed in this Note and in the prior commitments and contingencies disclosure for which a loss in future periods is reasonably possible and estimable (whether in excess of an accrued liability or where there is no accrued liability) and for representations and warranties exposures, the Corporation’s estimated range of possible loss is $0 to $1.0 billion in excess of the accrued liability, if any, as of June 30, 2022.
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
Information is provided below and in the prior commitments and contingencies disclosure regarding the nature of the litigation and, where specified, associated claimed damages. Based on current knowledge, and taking into account accrued liabilities, management does not believe that loss contingencies arising from pending matters, including the matters described below and in the prior commitments and contingencies disclosure, will have a material adverse effect on the consolidated financial condition or liquidity of the Corporation. However, in light of the significant judgment, variety of assumptions and uncertainties involved in those matters, some of which are beyond the Corporation’s control, and the very large or indeterminate damages sought in some of those matters, an adverse outcome in one or more of those matters could be material to the Corporation’s business or results of operations for any particular reporting period, or cause significant reputational harm.
Prepaid Debit Card Investigations
On July 14, 2022, BANA agreed to settle two separate proceedings with the Office of the Comptroller of the Currency (OCC) and Consumer Financial Protection Bureau (CFPB) related to BANA’s administration of prepaid debit cards to distribute unemployment benefits. The orders found that BANA’s fraud

83 Bank of America

prevention measures and resolution of potentially unauthorized transactions improperly delayed or denied access by certain cardholders to account funds. Without admitting or denying the findings, BANA consented to orders requiring it to improve its processes, review accounts and compensate cardholders, and pay penalties of $125 million and $100 million to the OCC and CFPB, respectively. The Corporation continues to defend civil litigation, including putative class actions, concerning BANA’s administration of these prepaid debit card programs.
Record-keeping Investigations
Certain of the Corporation’s U.S. broker-dealer subsidiaries have been cooperating with investigations by the SEC and U.S. Commodity Futures Trading Commission (CFTC) regarding compliance by financial institutions with record-keeping obligations for broker-dealers, investment advisors, and swaps dealers pertaining to business-related electronic communications sent over unapproved electronic messaging channels. These subsidiaries are engaged in settlement negotiations with the SEC and CFTC and anticipate that resolution will include the payment of civil money penalties.
NOTE 11 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
July 20, 2022	September 2, 2022	September 30, 2022	$0.22
April 27, 2022	June 3, 2022	June 24, 2022	0.21
February 2, 2022	March 4, 2022	March 25, 2022	0.21
(1)In 2022, and through July 29, 2022.
On July 20, 2022, the Board of Directors declared a quarterly common stock dividend of $0.22 per share.
During the three and six months ended June 30, 2022, the Corporation repurchased and retired 27 million and 85 million shares of common stock, which reduced shareholders’ equity by $975 million and $3.6 billion.
During the six months ended June 30, 2022, in connection with employee stock plans, the Corporation issued 68 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 26 million shares of its common stock. At June 30, 2022, the Corporation had reserved 496 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
Preferred Stock
During the three months ended June 30, 2022 and March 31, 2022, the Corporation declared $315 million and $467 million of cash dividends on preferred stock, or a total of $782 million for the six months ended June 30, 2022. On April 22, 2022, the Corporation issued 80,000 shares of 6.125% Fixed-Rate Reset Non-Cumulative Preferred Stock, Series TT for $2.0 billion, with quarterly dividends commencing in July 2022. The Series TT preferred stock has a liquidation preference of $25,000 per share and is subject to certain restrictions in the event the Corporation fails to declare and pay full dividends. For more information on the Corporation’s preferred stock, including liquidation preference, dividend requirements and redemption period, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.
NOTE 12 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for the six months ended June 30, 2022 and 2021.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2020	$5,122	$(1,992)	$426	$(4,266)	$(946)	$(1,656)
Net change	(1,090)	265	(699)	120	(3)	(1,407)
Balance, June 30, 2021	$4,032	$(1,727)	$(273)	$(4,146)	$(949)	$(3,063)

Balance, December 31, 2021	$3,045	$(1,636)	$(1,880)	$(3,642)	$(991)	$(5,104)
Net change	(5,269)	836	(7,187)	60	(10)	(11,570)
Balance, June 30, 2022	$(2,224)	$(800)	$(9,067)	$(3,582)	$(1,001)	$(16,674)
The following table presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for the six months ended June 30, 2022 and 2021.

Bank of America 84

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
	Six Months Ended June 30
(Dollars in millions)	2022			2021
Debt securities:
Net increase (decrease) in fair value	$(6,972)	$1,719	$(5,253)	$(1,445)	$355	$(1,090)
Net realized gains reclassified into earnings (1)	(22)	6	(16)	—	—	—
Net change	(6,994)	1,725	(5,269)	(1,445)	355	(1,090)
Debit valuation adjustments:
Net increase (decrease) in fair value	1,100	(267)	833	336	(76)	260
Net realized losses reclassified into earnings (1)	3	—	3	7	(2)	5
Net change	1,103	(267)	836	343	(78)	265
Derivatives:
Net increase (decrease) in fair value	(9,621)	2,397	(7,224)	(820)	205	(615)
Reclassifications into earnings:
Net interest income	70	(18)	52	(84)	20	(64)
Compensation and benefits expense	(19)	4	(15)	(26)	6	(20)
Net realized gains reclassified into earnings	51	(14)	37	(110)	26	(84)
Net change	(9,570)	2,383	(7,187)	(930)	231	(699)
Employee benefit plans:
Net actuarial losses and other reclassified into earnings (2)	89	(29)	60	142	(22)	120
Net change	89	(29)	60	142	(22)	120
Foreign currency:
Net increase (decrease) in fair value	407	(417)	(10)	116	(119)	(3)
Net change	407	(417)	(10)	116	(119)	(3)
Total other comprehensive income (loss)	$(14,965)	$3,395	$(11,570)	$(1,774)	$367	$(1,407)
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.
NOTE 13 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for the three and six months ended June 30, 2022 and 2021 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K.

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share information)	2022	2021	2022	2021
Earnings per common share
Net income	$6,247	$9,224	$13,314	$17,274
Preferred stock dividends	(315)	(260)	(782)	(750)
Net income applicable to common shareholders	$5,932	$8,964	$12,532	$16,524
Average common shares issued and outstanding	8,121.6	8,620.8	8,129.3	8,660.4
Earnings per common share	$0.73	$1.04	$1.54	$1.91

Diluted earnings per common share
Net income applicable to common shareholders	$5,932	$8,964	$12,532	$16,524
Add preferred stock dividends due to assumed conversions	—	56	—	112
Net income allocated to common shareholders	$5,932	$9,020	$12,532	$16,636
Average common shares issued and outstanding	8,121.6	8,620.8	8,129.3	8,660.4
Dilutive potential common shares (1)	41.5	114.7	52.9	115.8
Total diluted average common shares issued and outstanding	8,163.1	8,735.5	8,182.2	8,776.2
Diluted earnings per common share	$0.73	$1.03	$1.53	$1.90
(1)Includes incremental dilutive shares from preferred stock, restricted stock units, restricted stock and warrants.
For both the three and six months ended June 30, 2022, 62 million average dilutive potential common shares associated with the Series L preferred stock were antidilutive, whereas they were included in the diluted share count under the “if-converted” method for the three and six months ended June 30, 2021.
NOTE 14 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards and conducts a review of fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. During the six months ended June 30, 2022, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
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

85 Bank of America

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at June 30, 2022 and December 31, 2021, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

	June 30, 2022
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$774	$—	$—	$—	$774
Federal funds sold and securities borrowed or purchased under agreements to resell	—	154,287	—	—	154,287
Trading account assets:
U.S. Treasury and government agencies	46,899	287	—	—	47,186
Corporate securities, trading loans and other	—	45,434	2,367	—	47,801
Equity securities	99,723	31,104	179	—	131,006
Non-U.S. sovereign debt	9,177	25,200	470	—	34,847
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	22,869	96	—	22,965
Mortgage trading loans, ABS and other MBS	—	8,932	1,290	—	10,222
Total trading account assets (2)	155,799	133,826	4,402	—	294,027
Derivative assets	21,180	384,582	2,967	(346,682)	62,047
AFS debt securities:
U.S. Treasury and government agencies	193,080	975	—	—	194,055
Mortgage-backed securities:
Agency	—	28,725	—	—	28,725
Agency-collateralized mortgage obligations	—	2,613	—	—	2,613
Non-agency residential	—	131	299	—	430
Commercial	—	12,560	—	—	12,560
Non-U.S. securities	1	11,636	199	—	11,836
Other taxable securities	—	3,269	1	—	3,270
Tax-exempt securities	—	12,713	52	—	12,765
Total AFS debt securities	193,081	72,622	551	—	266,254
Other debt securities carried at fair value:
U.S. Treasury and government agencies	190	—	—	—	190
Non-agency residential MBS	—	297	112	—	409
Non-U.S. and other securities	4,051	3,761	—	—	7,812
Total other debt securities carried at fair value	4,241	4,058	112	—	8,411
Loans and leases	—	5,240	256	—	5,496
Loans held-for-sale	—	1,525	345	—	1,870
Other assets (3)	4,980	1,250	1,750	—	7,980
Total assets (4)	$380,055	$757,390	$10,383	$(346,682)	$801,146
Liabilities
Interest-bearing deposits in U.S. offices	$—	$444	$—	$—	$444
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	145,165	—	—	145,165
Trading account liabilities:
U.S. Treasury and government agencies	19,495	326	—	—	19,821
Equity securities	37,397	7,430	—	—	44,827
Non-U.S. sovereign debt	13,495	10,685	—	—	24,180
Corporate securities and other	—	8,460	14	—	8,474
Total trading account liabilities	70,387	26,901	14	—	97,302
Derivative liabilities	19,572	365,284	4,649	(351,080)	38,425
Short-term borrowings	—	2,931	—	—	2,931
Accrued expenses and other liabilities	5,457	1,461	63	—	6,981
Long-term debt	—	27,563	812	—	28,375
Total liabilities (4)	$95,416	$569,749	$5,538	$(351,080)	$319,623
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes securities with a fair value of $11.3 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $2.0 billion that is accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(3)Includes MSRs of $963 million, which are classified as Level 3 assets.
(4)Total recurring Level 3 assets were 0.33 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.19 percent of total consolidated liabilities.

Bank of America 86

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

87 Bank of America

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2022 and 2021, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance April 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Three Months Ended June 30, 2022
Trading account assets:
Corporate securities, trading loans and other	$2,189	$(67)	$(1)	$755	$(45)	$—	$(99)	$152	$(517)	$2,367	$(90)
Equity securities	183	(9)	—	12	(9)	—	—	18	(16)	179	(7)
Non-U.S. sovereign debt	496	(1)	(33)	5	(2)	—	—	5	—	470	—
Mortgage trading loans, MBS and ABS	1,615	(86)	—	78	(162)	—	(73)	65	(51)	1,386	(95)
Total trading account assets	4,483	(163)	(34)	850	(218)	—	(172)	240	(584)	4,402	(192)
Net derivative assets (liabilities) (4)	(2,134)	725	—	67	(166)	—	237	(36)	(375)	(1,682)	763
AFS debt securities:
Non-agency residential MBS	244	(2)	2	—	—	—	(19)	74	—	299	(2)
Non-U.S. and other taxable securities	155	3	(8)	126	—	—	(9)	—	(67)	200	—
Tax-exempt securities	52	—	—	—	—	—	—	—	—	52	—
Total AFS debt securities	451	1	(6)	126	—	—	(28)	74	(67)	551	(2)
Other debt securities carried at fair value – Non-agency residential MBS	138	(1)	—	—	—	—	(8)	—	(17)	112	(1)
Loans and leases (5,6)	690	(11)	—	—	(153)	—	(21)	—	(249)	256	(9)
Loans held-for-sale (5,6)	382	17	(7)	66	(6)	—	(115)	8	—	345	13
Other assets (6,7)	1,695	82	(8)	—	—	45	(64)	—	—	1,750	61
Trading account liabilities – Corporate securities and other	(11)	(1)	—	—	—	—	(2)	—	—	(14)	—
Accrued expenses and other liabilities (5)	(50)	(13)	—	—	—	—	—	—	—	(63)	(13)
Long-term debt (5)	(877)	(13)	46	—	14	(1)	13	—	6	(812)	(13)

Three Months Ended June 30, 2021
Trading account assets:
Corporate securities, trading loans and other	$1,516	$38	$—	$185	$(110)	$—	$(116)	$306	$(55)	$1,764	$16
Equity securities	273	32	—	8	(26)	—	—	26	(53)	260	23
Non-U.S. sovereign debt	334	20	34	—	—	—	—	26	—	414	20
Mortgage trading loans, MBS and ABS	1,561	(10)	—	119	(274)	—	(28)	188	(58)	1,498	(10)
Total trading account assets	3,684	80	34	312	(410)	—	(144)	546	(166)	3,936	49
Net derivative assets (liabilities) (4)	(3,206)	5	—	211	(88)	—	36	(83)	241	(2,884)	(19)
AFS debt securities:
Non-agency residential MBS	284	1	3	—	—	—	(8)	—	(75)	205	—
Non-U.S. and other taxable securities	86	(1)	1	—	—	—	(1)	—	—	85	—
Tax-exempt securities	98	3	—	—	—	—	—	—	(50)	51	3
Total AFS debt securities	468	3	4	—	—	—	(9)	—	(125)	341	3
Other debt securities carried at fair value – Non-agency residential MBS	260	3	—	—	—	—	(14)	32	—	281	3
Loans and leases (5,6)	793	34	—	—	—	60	(46)	16	—	857	34
Loans held-for-sale (5,6)	220	10	11	38	—	—	(23)	7	—	263	4
Other assets (6,7)	2,090	(153)	4	55	(144)	23	(100)	—	—	1,775	(117)
Trading account liabilities – Corporate securities and other	(16)	—	—	—	—	(1)	—	—	—	(17)	—
Long-term debt (5)	(1,028)	(67)	15	2	—	(2)	19	—	1	(1,060)	(66)
(1)Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.
(2)Includes gains (losses) reported in earnings in the following income statement line items: Trading account assets/liabilities - predominantly market making and similar activities; Net derivative assets (liabilities) - market making and similar activities and other income; AFS debt securities - other income; Other debt securities carried at fair value - other income; Loans and leases - market making and similar activities and other income; Loans held-for-sale - other income; Other assets - primarily market making and similar activities and other income related to MSRs; Accrued expenses and other liabilities - market making and similar activities and other income; Long-term debt - market making and similar activities.
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option.  Amounts include net unrealized gains (losses) of $(9) million and $67 million related to financial instruments still held at June 30, 2022 and 2021.
(4)Net derivative assets (liabilities) include derivative assets of $3.0 billion and $3.3 billion and derivative liabilities of $4.6 billion and $6.2 billion at June 30, 2022 and 2021.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

Bank of America 88

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Six Months Ended June 30, 2022
Trading account assets:
Corporate securities, trading loans and other	$2,110	$(69)	$(1)	$767	$(198)	$—	$(117)	$520	$(645)	$2,367	$(53)
Equity securities	190	7	—	28	(15)	—	(4)	26	(53)	179	(11)
Non-U.S. sovereign debt	396	19	20	7	(2)	—	(15)	50	(5)	470	16
Mortgage trading loans, MBS and ABS	1,527	(178)	—	207	(317)	—	(94)	316	(75)	1,386	(124)
Total trading account assets	4,223	(221)	19	1,009	(532)	—	(230)	912	(778)	4,402	(172)
Net derivative assets (liabilities) (4)	(2,662)	1,342	—	125	(351)	—	344	(179)	(301)	(1,682)	1,238
AFS debt securities:
Non-agency residential MBS	316	2	(22)	—	(8)	—	(63)	74	—	299	2
Non-U.S. and other taxable securities	71	3	(9)	126	—	—	(9)	87	(69)	200	3
Tax-exempt securities	52	—	—	—	—	—	—	—	—	52	(1)
Total AFS debt securities	439	5	(31)	126	(8)	—	(72)	161	(69)	551	4
Other debt securities carried at fair value – Non-agency residential MBS	242	(40)	—	—	—	—	(73)	—	(17)	112	(5)
Loans and leases (5,6)	748	(41)	—	—	(154)	—	(48)	—	(249)	256	(34)
Loans held-for-sale (5,6)	317	24	5	170	(6)	—	(173)	8	—	345	18
Other assets (6,7)	1,572	226	(5)	—	1	85	(133)	4	—	1,750	193
Trading account liabilities – Corporate securities and other	(11)	(1)	—	—	—	—	(2)	—	—	(14)	—
Accrued expenses and other liabilities (5)	—	(63)	—	—	—	—	—	—	—	(63)	(64)
Long-term debt (5)	(1,075)	(122)	79	—	14	(1)	17	(6)	282	(812)	(125)

Six Months Ended June 30, 2021
Trading account assets:
Corporate securities, trading loans and other	$1,359	$25	$—	$426	$(257)	$—	$(133)	$458	$(114)	$1,764	$(5)
Equity securities	227	22	—	53	(49)	—	—	78	(71)	260	14
Non-U.S. sovereign debt	354	20	12	2	—	—	—	26	—	414	23
Mortgage trading loans, MBS and ABS	1,440	39	—	247	(495)	1	(64)	444	(114)	1,498	16
Total trading account assets	3,380	106	12	728	(801)	1	(197)	1,006	(299)	3,936	48
Net derivative assets (liabilities) (4)	(3,468)	291	—	349	(349)	—	183	(191)	301	(2,884)	192
AFS debt securities:
Non-agency residential MBS	378	(15)	(94)	—	—	—	(25)	36	(75)	205	(2)
Non-U.S. and other taxable securities	89	(1)	(5)	8	—	—	(6)	—	—	85	—
Tax-exempt securities	176	17	—	—	—	—	—	—	(142)	51	16
Total AFS debt securities	643	1	(99)	8	—	—	(31)	36	(217)	341	14
Other debt securities carried at fair value – Non-agency residential MBS	267	2	—	—	—	—	(20)	32	—	281	2
Loans and leases (5,6)	717	104	—	—	—	70	(80)	46	—	857	111
Loans held-for-sale (5,6)	236	4	3	38	—	—	(40)	26	(4)	263	(5)
Other assets (6,7)	1,970	21	8	55	(145)	64	(205)	7	—	1,775	46
Trading account liabilities – Corporate securities and other	(16)	—	—	—	—	(1)	—	—	—	(17)	1
Long-term debt (5)	(1,164)	(18)	2	2	—	(2)	37	(32)	115	(1,060)	(34)
(1)Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.
(2)Includes gains (losses) reported in earnings in the following income statement line items: Trading account assets/liabilities - predominantly market making and similar activities; Net derivative assets (liabilities) - market making and similar activities and other income; AFS debt securities - other income; Other debt securities carried at fair value - other income; Loans and leases - market making and similar activities and other income; Loans held-for-sale - other income; Other assets - primarily market making and similar activities and other income related to MSRs; Accrued expenses and other liabilities - market making and similar activities and other income; Long-term debt - market making and similar activities.
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized gains (losses) of $71 million and $(5) million related to financial instruments still held at June 30, 2022 and 2021.
(4)Net derivative assets (liabilities) include derivative assets of $3.0 billion and $3.3 billion and derivative liabilities of $4.6 billion and $6.2 billion at June 30, 2022 and 2021.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

89 Bank of America

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at June 30, 2022 and December 31, 2021.

Quantitative Information about Level 3 Fair Value Measurements at June 30, 2022

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$806	Discounted cash flow, Market comparables	Yield	0% to 25%	7%
Trading account assets – Mortgage trading loans, MBS and ABS	238		Prepayment speed	0% to 33% CPR	14% CPR
Loans and leases	157		Default rate	0% to 3% CDR	1% CDR
AFS debt securities – Non-agency residential	299		Price	$0 to $120	$28
Other debt securities carried at fair value – Non-agency residential	112		Loss severity	0% to 100%	24%
Instruments backed by commercial real estate assets	$467	Discounted cash flow	Yield	0% to 25%	6%
Trading account assets – Corporate securities, trading loans and other	377		Price	$0 to $100	$75
Trading account assets – Mortgage trading loans, MBS and ABS	73
Loans held-for-sale	17
Commercial loans, debt securities and other	$4,214	Discounted cash flow, Market comparables	Yield	3% to 145%	16%
Trading account assets – Corporate securities, trading loans and other	1,990		Prepayment speed	10% to 20%	16%
Trading account assets – Non-U.S. sovereign debt	470		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, MBS and ABS	1,075		Loss severity	35% to 40%	37%
AFS debt securities – Tax-exempt securities	52		Price	$0 to $157	$73
AFS debt securities – Non-U.S. and other taxable securities	200
Loans and leases	99
Loans held-for-sale	328
Other assets, primarily auction rate securities	$787	Discounted cash flow, Market comparables	Price	$10 to $95	$93
			Discount rate	10%	n/a

MSRs	$963	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 14 years	5 years
			Weighted-average life, variable rate (5)	0 to 12 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(812)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Yield	20% to 145%	22%
			Equity correlation	0% to 92%	58%
			Price	$0 to $100	$71
			Natural gas forward price	$3/MMBtu to $8/MMBtu	$5 /MMBtu
Net derivative assets (liabilities)
Credit derivatives	$(26)	Discounted cash flow, Stochastic recovery correlation model	Credit spreads	2 to 176 bps	69 bps
			Upfront points	0 to 100 points	68 points
			Prepayment speed	15% CPR	n/a
			Default rate	2% CDR	n/a
			Credit correlation	19% to 60%	43%
			Price	$0 to $151	$58
Equity derivatives	$(1,283)	Industry standard derivative pricing (3)	Equity correlation	4% to 100%	86%
			Long-dated equity volatilities	5% to 91%	45%
Commodity derivatives	$(434)	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$3/MMBtu to $8/MMBtu	$5 /MMBtu
			Power forward price	$17 to $197	$50

Interest rate derivatives	$61	Industry standard derivative pricing (4)	Correlation (IR/IR)	(1)% to 92%	66%
			Correlation (FX/IR)	0% to 58%	45%
			Long-dated inflation rates	(16)% to 39%	1%
			Long-dated inflation volatilities	2% to 5%	3%
			Interest rate volatilities	0% to 2%	1%
Total net derivative assets (liabilities)	$(1,682)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 86: Trading account assets – Corporate securities, trading loans and other of $2.4 billion, Trading account assets – Non-U.S. sovereign debt of $470 million, Trading account assets – Mortgage trading loans, MBS and ABS of $1.4 billion, AFS debt securities of $551 million, Other debt securities carried at fair value - Non-agency residential of $112 million, Other assets, including MSRs, of $1.8 billion, Loans and leases of $256 million and LHFS of $345 million.
(3)Includes models such as Monte Carlo simulation and Black-Scholes.
(4)Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
(5)The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable

Bank of America 90

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2021

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$1,269	Discounted cash flow, Market comparables	Yield	0% to 25%	6%
Trading account assets – Mortgage trading loans, MBS and ABS	338		Prepayment speed	1% to 40% CPR	19% CPR
Loans and leases	373		Default rate	0% to 3% CDR	1% CDR
AFS debt securities - Non-agency residential	316		Price	$0 to $168	$92
Other debt securities carried at fair value - Non-agency residential	242		Loss severity	0% to 43%	13%
Instruments backed by commercial real estate assets	$298	Discounted cash flow	Yield	0% to 25%	4%
Trading account assets – Corporate securities, trading loans and other	138		Price	$0 to $101	$57
Trading account assets – Mortgage trading loans, MBS and ABS	77
AFS debt securities – Non-U.S. and other taxable securities	71
Loans held-for-sale	12
Commercial loans, debt securities and other	$4,212	Discounted cash flow, Market comparables	Yield	0% to 19%	10%
Trading account assets – Corporate securities, trading loans and other	1,972		Prepayment speed	10% to 20%	16%
Trading account assets – Non-U.S. sovereign debt	396		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, MBS and ABS	1,112		Loss severity	35% to 40%	37%
AFS debt securities – Tax-exempt securities	52		Price	$0 to $189	$73
Loans and leases	375		Long-dated equity volatilities	45%	n/a
Loans held-for-sale	305
Other assets, primarily auction rate securities	$754	Discounted cash flow, Market comparables	Price	$10 to $96	$91
			Discount rate	9%	n/a

MSRs	$818	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 14 years	4 years
			Weighted-average life, variable rate (5)	0 to 10 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(1,075)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Yield	0% to 19%	18%
			Equity correlation	3% to 100%	80%
			Long-dated equity volatilities	5% to 78%	36%
			Price	$0 to $125	$82
			Natural gas forward price	$2/MMBtu to $8/MMBtu	$4/MMBtu
Net derivative assets (liabilities)
Credit derivatives	$(104)	Discounted cash flow, Stochastic recovery correlation model	Credit spreads	7 to 155 bps	61 bps
			Upfront points	16 to 100 points	68 points
			Prepayment speed	15% CPR	n/a
			Default rate	2% CDR	n/a
			Credit correlation	20% to 60%	55%
			Price	$0 to $120	$53
Equity derivatives	$(1,710)	Industry standard derivative pricing (3)	Equity correlation	3% to 100%	80%
			Long-dated equity volatilities	5% to 78%	36%
Commodity derivatives	$(976)	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$2/MMBtu to $8/MMBtu	$4/MMBtu
			Correlation	65% to 85%	76%
			Power forward price	$11 to $103	$32
			Volatilities	41% to 69%	63%
Interest rate derivatives	$128	Industry standard derivative pricing (4)	Correlation (IR/IR)	(1)% to 90%	54%
			Correlation (FX/IR)	(1)% to 58%	44%
			Long-dated inflation rates	G(10)% to 11%	3%
			Long-dated inflation volatilities	0% to 2%	2%
			Interest rates volatilities	0% to 2%	1%
Total net derivative assets (liabilities)	$(2,662)
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

91 Bank of America

Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three and six months ended June 30, 2022 and 2021.

Assets Measured at Fair Value on a Nonrecurring Basis

	June 30, 2022		Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$749	$403	$(31)	$(32)
Loans and leases (1)	—	124	(21)	(33)
Foreclosed properties (2, 3)	—	3	(2)	(1)
Other assets	85	48	(23)	(41)

	June 30, 2021		Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Assets
Loans held-for-sale	$1,105	$52	$9	$9
Loans and leases (1)	—	142	(24)	(37)
Foreclosed properties (2, 3)	—	3	—	(1)
Other assets	322	2,172	(67)	(470)
(1)Includes $8 million and $12 million of losses on loans that were written down to a collateral value of zero during the three and six months ended June 30, 2022 compared to losses of $15 million and $18 million for the same periods in 2021.
(2)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
(3)Excludes $71 million and $66 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at June 30, 2022 and 2021.
The table below presents information about significant unobservable inputs utilized in the Corporation's nonrecurring Level 3 fair value measurements during the six months ended June 30, 2022 and the year ended December 31, 2021.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	Six Months Ended June 30, 2022
Loans held-for-sale	$403	Market comparables	Price	$85 to $100	$91
Loans and leases (2)	124	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
Other assets (3)	48	Discounted cash flow	Discount rate	7%	n/a
	Year Ended December 31, 2021
Loans and leases (2)	$213	Market comparables	OREO discount	13% to 59%	24%
			Costs to sell	8% to 26%	9%
Other assets (4)	1,875	Discounted cash flow	Discount rate	7%	n/a
	166	Market comparables	Estimated appraisal value	n/a	n/a
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
n/a = not applicable
NOTE 15 Fair Value Option
The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2021 Annual Report on Form 10-K. The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at June 30, 2022 and December 31, 2021, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and six months ended June 30, 2022 and 2021.

Bank of America 92

Fair Value Option Elections

	June 30, 2022			December 31, 2021
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$154,287	$154,412	$(125)	$150,665	$150,677	$(12)
Loans reported as trading account assets (1)	11,234	19,087	(7,853)	10,864	18,895	(8,031)
Trading inventory – other	18,638	n/a	n/a	21,986	n/a	n/a
Consumer and commercial loans	5,496	5,670	(174)	7,819	7,888	(69)
Loans held-for-sale (1)	1,870	2,876	(1,006)	4,455	5,343	(888)
Other assets	583	n/a	n/a	544	n/a	n/a
Long-term deposits	444	486	(42)	408	401	7
Federal funds purchased and securities loaned or sold under agreements to repurchase	145,165	145,296	(131)	139,641	139,682	(41)
Short-term borrowings	2,931	3,196	(265)	4,279	4,127	152
Unfunded loan commitments	220	n/a	n/a	97	n/a	n/a
Long-term debt	28,375	32,954	(4,579)	29,708	30,903	(1,195)
(1)A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

Gains (Losses) Related to Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended June 30
	2022			2021
(Dollars in millions)	Market making and similar activities	Other Income	Total	Market making and similar activities	Other Income	Total
Loans reported as trading account assets	$(153)	$—	$(153)	$171	$—	$171
Trading inventory – other (1)	(2,588)	—	(2,588)	2,304	—	2,304
Consumer and commercial loans	(48)	(65)	(113)	43	26	69
Loans held-for-sale (2)	—	(90)	(90)	—	23	23
Short-term borrowings	3	—	3	61	—	61
Unfunded loan commitments	—	(81)	(81)	—	(11)	(11)
Long-term debt (3)	2,363	(9)	2,354	(1,047)	(8)	(1,055)
Other (4)	(1)	7	6	(1)	(46)	(47)
Total (5)	$(424)	$(238)	$(662)	$1,531	$(16)	$1,515

	Six Months Ended June 30
	2022			2021
Loans reported as trading account assets	$(149)	$—	$(149)	$283	$—	$283
Trading inventory – other (1)	(2,128)	—	(2,128)	1,574	—	1,574
Consumer and commercial loans	(70)	(78)	(148)	114	45	159
Loans held-for-sale (2)	—	(222)	(222)	—	11	11
Short-term borrowings	562	—	562	474	—	474
Unfunded loan commitments	—	(88)	(88)	—	(6)	(6)
Long-term debt (3)	3,487	(20)	3,467	(661)	(24)	(685)
Other (4)	(6)	24	18	11	(24)	(13)
Total (5)	$1,696	$(384)	$1,312	$1,795	$2	$1,797
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
(5)    The net gains (losses) related to borrower-specific credit risk for the three and six months ended June 30, 2022 were $(432) million and $(501) million compared to $133 million and $211 million for the same periods in 2021.
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
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at June 30, 2022 and December 31, 2021 are presented in the following table.

93 Bank of America

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	June 30, 2022
Financial assets
Loans	$999,851	$50,836	$938,695	$989,531
Loans held-for-sale	6,654	3,977	2,856	6,833
Financial liabilities
Deposits (1)	1,984,349	1,984,126	—	1,984,126
Long-term debt	275,697	270,794	1,044	271,838
Commercial unfunded lending commitments (2)	1,682	157	8,811	8,968

	December 31, 2021
Financial assets
Loans	$946,142	$53,544	$919,980	$973,524
Loans held-for-sale	15,635	15,016	627	15,643
Financial liabilities
Deposits (1)	2,064,446	2,064,438	—	2,064,438
Long-term debt	280,117	286,802	1,288	288,090
Commercial unfunded lending commitments (2)	1,554	97	6,384	6,481
(1)    Includes demand deposits of $947.5 billion and $1.0 trillion with no stated maturities at June 30, 2022 and December 31, 2021.
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
NOTE 17 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, Global Wealth & Investment Management, Global Banking and Global Markets, with the remaining operations recorded in All Other. For more information, see Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s
2021 Annual Report on Form 10-K. The following tables present net income and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for the three and six months ended June 30, 2022 and 2021, and total assets at June 30, 2022 and 2021 for each business segment, as well as All Other.

Results of Business Segments and All Other

At and for the three months ended June 30	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2022	2021	2022	2021	2022	2021
Net interest income	$12,547	$10,343	$7,087	$5,973	$1,802	$1,355
Noninterest income	10,244	11,233	2,049	2,213	3,631	3,710
Total revenue, net of interest expense	22,791	21,576	9,136	8,186	5,433	5,065
Provision for credit losses	523	(1,621)	350	(697)	33	(62)
Noninterest expense	15,273	15,045	4,959	4,859	3,875	3,813
Income before income taxes	6,995	8,152	3,827	4,024	1,525	1,314
Income tax expense	748	(1,072)	938	986	374	322
Net income	$6,247	$9,224	$2,889	$3,038	$1,151	$992
Period-end total assets	$3,111,606	$3,029,894	$1,154,366	$1,063,650	$393,948	$378,220

	Global Banking		Global Markets		All Other
	2022	2021	2022	2021	2022	2021
Net interest income	$2,634	$1,984	$981	$990	$43	$41
Noninterest income	2,372	3,106	3,521	3,730	(1,329)	(1,526)
Total revenue, net of interest expense	5,006	5,090	4,502	4,720	(1,286)	(1,485)
Provision for credit losses	157	(831)	8	22	(25)	(53)
Noninterest expense	2,799	2,599	3,109	3,471	531	303
Income before income taxes	2,050	3,322	1,385	1,227	(1,792)	(1,735)
Income tax expense	543	897	367	319	(1,474)	(3,596)
Net income	$1,507	$2,425	$1,018	$908	$(318)	$1,861
Period-end total assets	$591,490	$607,969	$835,129	$773,714	$136,673	$206,341
(1)There were no material intersegment revenues.

Bank of America 94

Results of Business Segments and All Other

At and for the six months ended June 30	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2022	2021	2022	2021	2022	2021
Net interest income	$24,225	$20,651	$13,767	$11,893	$3,470	$2,685
Noninterest income	21,900	23,857	4,182	4,362	7,439	7,351
Total revenue, net of interest expense	46,125	44,508	17,949	16,255	10,909	10,036
Provision for credit losses	553	(3,481)	298	(1,314)	(8)	(127)
Noninterest expense	30,592	30,560	9,880	9,990	7,890	7,682
Income before income taxes	14,980	17,429	7,771	7,579	3,027	2,481
Income tax expense	1,666	155	1,904	1,857	742	608
Net income	$13,314	$17,274	$5,867	$5,722	$2,285	$1,873
Period-end total assets	$3,111,606	$3,029,894	$1,154,366	$1,063,650	$393,948	$378,220

	Global Banking		Global Markets		All Other
	2022	2021	2022	2021	2022	2021
Net interest income	$4,978	$3,964	$1,974	$1,981	$36	$128
Noninterest income	5,222	5,758	7,820	8,937	(2,763)	(2,551)
Total revenue, net of interest expense	10,200	9,722	9,794	10,918	(2,727)	(2,423)
Provision for credit losses	322	(1,957)	13	17	(72)	(100)
Noninterest expense	5,482	5,380	6,226	6,898	1,114	610
Income before income taxes	4,396	6,299	3,555	4,003	(3,769)	(2,933)
Income tax expense	1,165	1,701	942	1,041	(3,087)	(5,052)
Net income	$3,231	$4,598	$2,613	$2,962	$(682)	$2,119
Period-end total assets	$591,490	$607,969	$835,129	$773,714	$136,673	$206,341
(1) There were no material intersegment revenues.

95 Bank of America

The tables below present noninterest income and the associated components for the three and six months ended June 30, 2022 and 2021 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Three Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021	2022	2021
Fees and commissions:
Card income
Interchange fees	$1,072	$1,210	$853	$945	$4	$12
Other card income	483	376	467	367	13	9
Total card income	1,555	1,586	1,320	1,312	17	21
Service charges
Deposit-related fees	1,417	1,557	679	851	$19	18
Lending-related fees	300	317	—	—	—	—
Total service charges	1,717	1,874	679	851	19	18
Investment and brokerage services
Asset management fees	3,102	3,156	50	45	3,056	3,109
Brokerage fees	989	967	26	33	430	427
Total investment and brokerage services	4,091	4,123	76	78	3,486	3,536
Investment banking fees
Underwriting income	435	1,314	—	—	41	88
Syndication fees	301	401	—	—	—	—
Financial advisory services	392	407	—	—	—	—
Total investment banking fees	1,128	2,122	—	—	41	88
Total fees and commissions	8,491	9,705	2,075	2,241	3,563	3,663
Market making and similar activities	2,717	1,826	2	—	23	11
Other income (loss)	(964)	(298)	(28)	(28)	45	36
Total noninterest income	$10,244	$11,233	$2,049	$2,213	$3,631	$3,710

	Global Banking		Global Markets		All Other (1)
	Three Months Ended June 30
	2022	2021	2022	2021	2022	2021
Fees and commissions:
Card income
Interchange fees	$194	$178	$17	$73	$4	$2
Other card income	2	2	—	—	1	(2)
Total card income	$196	180	17	73	5	—
Service charges
Deposit-related fees	688	641	28	45	3	2
Lending-related fees	245	259	55	58	—	—
Total service charges	933	900	83	103	3	2
Investment and brokerage services
Asset management fees	—	—	—	—	(4)	2
Brokerage fees	13	40	518	474	2	(7)
Total investment and brokerage services	13	40	518	474	(2)	(5)
Investment banking fees
Underwriting income	179	587	282	737	(67)	(98)
Syndication fees	152	210	149	191	—	—
Financial advisory services	361	376	30	31	1	—
Total investment banking fees	692	1,173	461	959	(66)	(98)
Total fees and commissions	1,834	2,293	1,079	1,609	(60)	(101)
Market making and similar activities	80	28	2,657	1,964	(45)	(177)
Other income (loss)	458	785	(215)	157	(1,224)	(1,248)
Total noninterest income	$2,372	$3,106	$3,521	$3,730	$(1,329)	$(1,526)
(1)All Other includes eliminations of intercompany transactions.

Bank of America 96

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Six Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021	2022	2021
Fees and commissions:
Card income
Interchange fees	$2,007	$2,277	$1,596	$1,781	$11	$22
Other card income	951	744	909	720	24	18
Total card income	2,958	3,021	2,505	2,501	35	40
Service charges
Deposit-related fees	2,947	3,052	1,523	1,682	38	36
Lending-related fees	603	614	—	—	—	—
Total service charges	3,550	3,666	1,523	1,682	38	36
Investment and brokerage services
Asset management fees	6,388	6,158	102	87	6,290	6,071
Brokerage fees	1,995	2,028	57	68	850	857
Total investment and brokerage services	8,383	8,186	159	155	7,140	6,928
Investment banking fees
Underwriting income	1,107	2,860	—	—	107	223
Syndication fees	613	701	—	—	—	—
Financial advisory services	865	807	—	—	—	—
Total investment banking fees	2,585	4,368	—	—	107	223
Total fees and commissions	17,476	19,241	4,187	4,338	7,320	7,227
Market making and similar activities	5,955	5,355	2	—	36	22
Other income (loss)	(1,531)	(739)	(7)	24	83	102
Total noninterest income	$21,900	$23,857	$4,182	$4,362	$7,439	$7,351

	Global Banking		Global Markets		All Other (1)
	Six Months Ended June 30
	2022	2021	2022	2021	2022	2021
Fees and commissions:
Card income
Interchange fees	$369	$324	$31	$150	$—	$—
Other card income	3	6	—	—	15	—
Total card income	372	330	31	150	15	—
Service charges
Deposit-related fees	1,325	1,243	56	87	5	4
Lending-related fees	494	504	109	110	—	—
Total service charges	1,819	1,747	165	197	5	4
Investment and brokerage services
Asset management fees	—	—	—	—	(4)	—
Brokerage fees	25	81	1,063	1,033	—	(11)
Total investment and brokerage services	25	81	1,063	1,033	(4)	(11)
Investment banking fees
Underwriting income	454	1,241	684	1,536	(138)	(140)
Syndication fees	318	371	295	330	—	—
Financial advisory services	800	733	64	74	1	—
Total investment banking fees	1,572	2,345	1,043	1,940	(137)	(140)
Total fees and commissions	3,788	4,503	2,302	3,320	(121)	(147)
Market making and similar activities	129	59	5,847	5,434	(59)	(160)
Other income (loss)	1,305	1,196	(329)	183	(2,583)	(2,244)
Total noninterest income	$5,222	$5,758	$7,820	$8,937	$(2,763)	$(2,551)
(1)All Other includes eliminations of intercompany transactions.

97 Bank of America

Business Segment Reconciliations

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2022	2021	2022	2021
Segments’ total revenue, net of interest expense	$24,077	$23,061	$48,852	$46,931
Adjustments (1):
Asset and liability management activities	(65)	(154)	(132)	(44)
Liquidating businesses, eliminations and other	(1,221)	(1,331)	(2,595)	(2,379)
FTE basis adjustment	(103)	(110)	(209)	(221)
Consolidated revenue, net of interest expense	$22,688	$21,466	$45,916	$44,287
Segments’ total net income	6,565	7,363	13,996	15,155
Adjustments, net-of-tax (1):
Asset and liability management activities	(24)	(113)	(82)	(30)
Liquidating businesses, eliminations and other	(294)	1,974	(600)	2,149
Consolidated net income	$6,247	$9,224	$13,314	$17,274

			June 30
			2022	2021
Segments’ total assets			$2,974,933	$2,823,553
Adjustments (1):
Asset and liability management activities, including securities portfolio			1,179,629	1,250,633
Elimination of segment asset allocations to match liabilities			(1,106,832)	(1,111,500)
Other			63,876	67,208
Consolidated total assets			$3,111,606	$3,029,894
(1)Adjustments include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

Bank of America 98

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

99 Bank of America

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

Bank of America 100

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents share repurchase activity for the three months ended June 30, 2022. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Buyback Authority Amounts (3)
April 1 - 30, 2022	5,305	$37.82	5,290	$16,779
May 1 - 31, 2022	13,361	35.85	13,248	16,550
June 1 - 30, 2022	8,704	34.54	8,686	16,412
Three months ended June 30, 2022	27,370	35.81	27,224
(1)Includes 146 thousand shares of the Corporation’s common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)On October 20, 2021, the Corporation announced its Board of Directors (Board) authorized the repurchase of up to $25 billion of common stock over time (October Authorization). The Board also authorized repurchases to offset shares awarded under equity-based compensation plans. This October Authorization replaced the April 15, 2021 authorization for repurchases of up to $25 billion of common stock. During the three months ended June 30, 2022, pursuant to the Board’s authorization, the Corporation repurchased 27 million shares, or $975 million, of its common stock, including to offset shares awarded under the equity-based compensation plans. For more information, see Capital Management - CCAR and Capital Planning in the MD&A on page 22 and Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.
(3)Remaining Buyback Authority Amounts represents the remaining buyback authority of the October Authorization. Excludes repurchases to offset shares awarded under equity-based compensation plans.
The Corporation did not have any unregistered sales of equity securities during the three months ended June 30, 2022.
Item 5. Other Information
Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (Exchange Act), an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, the Corporation is not aware of any other activity, transaction or dealing by any of its affiliates during the quarter ended June 30, 2022 that requires disclosure under Section 13(r) of the Exchange Act.
During the second quarter of 2022, Bank of America, National Association (BANA), a U.S. subsidiary of Bank of America Corporation, processed transactions pursuant to a specific license and a general license issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control

(OFAC). First, pursuant to a specific license issued on May 28, 2021, BANA processed two authorized wire deposits totaling $494,576 on behalf of a U.S. client into its account at BANA. The wire deposits settled invoices owed to the U.S. client and were unblocked funds belonging to Jammal Trust Bank, which at the time of the deposits was designated pursuant to Executive Order 13224. Second, BANA processed five authorized payments pursuant to a general license issued by OFAC regarding Afghanistan and governing institutions in Afghanistan. BANA processed the payments, which totaled $212,804, for U.S. and non-U.S. clients, where the beneficiaries were located in Afghanistan and involved processing by Afghan state-owned banks, which are subject to Executive Order 13224.
There was no measurable gross revenue or net profit to the Corporation relating to these transactions, except for nominal fees received by BANA for processing payments. The Corporation may in the future engage in similar transactions for its clients to the extent permitted by U.S. law.

Bank of America 102

Item 6. Exhibits

Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended and in effect on the date hereof		10-Q	3.1	4/29/22	1-6523

3.2	Amended and Restated Bylaws of the Corporation as in effect on the date hereof		10-Q	3.2	4/29/22	1-6523

22	Subsidiary Issuers of Guaranteed Securities		10-Q	22	10/29/21	1-6523

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	1

101.INS	Inline XBRL Instance Document	2

101.SCH	Inline XBRL Taxonomy Extension Schema Document	1

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	1

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	1

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	1

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1) Filed herewith.
(2) The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation Registrant

Date:	July 29, 2022	/s/ Rudolf A. Bless
Rudolf A. Bless Chief Accounting Officer

103 Bank of America