Form 10-K
period 2022-12-31
BANK OF AMERICA CORP /DE/
filed 2023-02-22
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022

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
                                            Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2022, the aggregate market value of the registrant’s common stock (“Common Stock”) held by non-affiliates was approximately $250,136,457,342. At February 21, 2023, there were 8,003,839,222 shares of Common Stock outstanding.
Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s 2023 annual meeting of shareholders are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

Bank of America Corporation and Subsidiaries

1 Bank of America

Part I
Bank of America Corporation and Subsidiaries
Item 1. Business
Bank of America Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “Bank of America,” “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. As part of our efforts to streamline the Corporation’s organizational structure and reduce complexity and costs, the Corporation has reduced and intends to continue to reduce the number of its corporate subsidiaries, including through intercompany mergers.
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
Bank of America’s website is www.bankofamerica.com, and the Investor Relations portion of our website is https://investor.bankofamerica.com. We use our website to distribute company information, including as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. We routinely post and make accessible financial and other information, including environmental, social and governance (ESG) information, regarding the Corporation on our website. Investors should monitor our website, including the Investor Relations portion of our website, in addition to our press releases, U.S. Securities and Exchange Commission (SEC) filings, public conference calls and webcasts. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act) are available on the Investor Relations portion of our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC and at the SEC’s website, www.sec.gov. Notwithstanding the foregoing, the information contained on our website as referenced in this paragraph, or otherwise in this Annual Report on Form 10-K, is not incorporated by reference into this Annual Report on Form 10-K. Also, we make available on the Investor Relations portion of our website: (i) our Code of Conduct; (ii) our Corporate Governance Guidelines; and (iii) the charter of each active committee of our Board of Directors (the Board). Our Code of Conduct constitutes a “code of ethics” and a “code of business conduct and ethics” that applies to the required individuals associated with the Corporation for purposes of the respective rules of the SEC and the New York Stock Exchange. We also intend to disclose any amendments to our Code of Conduct and waivers of our Code of Conduct required to be disclosed by the rules of the SEC and the New York Stock Exchange on the Investor Relations portion of our website. All of these corporate governance materials are also available free of charge in print to shareholders who request them in writing to: Bank of America Corporation, Attention: Office of the Corporate Secretary, Bank of America Corporate Center, 100 North Tryon Street, NC1-007-56-06, Charlotte, North Carolina 28255.
Segments
Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. Additional information related to our business segments and the products and services they provide is included in the information set forth on pages 37 through 46 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 23 – Business Segment Information to the Consolidated Financial Statements.
Competition
We operate in a highly competitive environment. Our competitors include banks, thrifts, credit unions, investment banking firms, investment advisory firms, brokerage firms, investment companies, insurance companies, mortgage banking companies, credit card issuers, mutual fund companies, hedge funds, private equity firms, and e-commerce and other internet-based companies, including merchant banks and companies providing nonbank financial services. We compete with some of these competitors globally and with others on a regional or product-specific basis. We are increasingly competing with firms offering products solely over the internet and with non-financial companies, including firms utilizing emerging technologies, such as digital assets, rather than, or in addition to, traditional banking products.
Competition is based on a number of factors including, among others, customer service and convenience, the pricing, quality and range of products and services offered, lending limits, the quality and delivery of our technology and our reputation, experience and relationships in relevant markets. Our ability to continue to compete effectively also depends in large part on our ability to attract new employees and develop, retain and motivate our existing employees, while managing compensation and other costs.

Bank of America 2

Human Capital Resources
We strive to make Bank of America a great place to work for our employees. We value our employees and seek to establish and maintain human resource policies that are consistent with our core values and help to realize the power of our people. Our Board and its Compensation and Human Capital Committee provide oversight of our human capital management strategies, programs and practices. The Corporation’s senior management provides regular briefings on human capital matters to the Board and its Committees to facilitate the Board’s oversight.
At December 31, 2022 and 2021, the Corporation employed approximately 217,000 and 208,000 employees, of which 79 percent and 80 percent were located in the U.S. None of our U.S. employees are subject to a collective bargaining agreement. Additionally, in 2022 and 2021, the Corporation’s compensation and benefits expense was $36.4 billion and $36.1 billion, or 59 percent and 61 percent, of total noninterest expense.
Diversity and Inclusion
The Corporation’s commitment to diversity and inclusion starts at the top with oversight from our Board and CEO. The Corporation’s senior management sets the diversity and inclusion goals, and the Chief Human Resources Officer and Chief Diversity & Inclusion Officer partner with our CEO and senior management to drive our diversity and inclusion strategy, programs, initiatives and policies. The Global Diversity and Inclusion Council, which consists of senior executives from every line of business and region, is chaired by our CEO and has been in place for over 20 years. The Council sponsors and supports business, operating unit and regional diversity and inclusion councils to align with enterprise diversity strategies and goals.
Our practices and policies have resulted in strong representation across the Corporation where our broad employee population mirrors the clients and communities we serve. We have a Board and senior management team that are 53 percent and 55 percent racially, ethnically and gender diverse. The following table presents diversity metrics for our global employees who self-identified as women and our U.S.-based employees who self-identified as people of color, including those who self-identified as Asian, Black/African American and Hispanic/Latino. These workforce diversity metrics are reported regularly to the senior management team and to the Board.

Diversity Metrics as of December 31, 2022

	Total Employees	Top Three Management Levels	Managers at All Levels
Global employees
Women	50%	42%	42%
U.S.-based employees
People of color	50	26	42
Asian	14	11	14
Black/African American	14	8	10
Hispanic/Latino	19	6	16
We invest in our talent by offering a range of development programs and resources that allow employees to develop and progress in their careers. We reinforce our commitment to diversity and inclusion by investing internally in our employee networks and by facilitating enterprise-wide learning and conversations about various diversity and inclusion topics and issues. Further, we partner with various external organizations, which focus on advancing diverse talent. We also have practices in place for attracting and retaining diverse talent, including campus recruitment. For example, in 2022, 44 percent of our global campus hires were women and, in the U.S., 59 percent were people of color.
Employee Engagement and Talent Retention
As part of our ongoing efforts to make the Corporation a great place to work, we have conducted a confidential annual Employee Engagement Survey (Survey) for nearly two decades. The Survey results are reviewed by the Board and senior management and used to assist in reviewing the Corporation’s human capital strategies, programs and practices. In 2022, 85 percent of the Corporation’s employees participated in the Survey, and our Employee Engagement Index, an overall measure of employee satisfaction with the Corporation, was 85 percent. Our turnover among employees was 13 percent in 2022 and 12 percent in 2021.
Additionally, the Corporation provides a variety of resources to help employees grow in their current roles and build new skills, including resources to help employees find new opportunities, re-skill and seek leadership positions. The learning and development strategy is grounded in the development of horizontal skills delivered throughout the organization. Senior leaders, managers and teammates are onboarded and build horizontal skills, as well as role-specific skills, to help drive high performance. This approach also helps facilitate internal mobility and promotion of talent to build a bench of qualified managers and leaders. In 2022, more than 30,000 employees found new roles within the Corporation, and we delivered more than 11 million hours of training and development to our teammates through Bank of America Academy. Additionally, our Board oversees CEO and senior management succession planning, which is formally reviewed at least annually.

3 Bank of America

Fair and Equitable Compensation
The Corporation is committed to racial and gender pay equity by striving to compensate all of our employees fairly and equitably. We maintain robust policies and practices that reinforce our commitment, including reviews conducted by a third-party consultant with oversight from our Board and senior management. In 2022, our review covered our regional hubs (U.S., U.K., France, Ireland, Hong Kong and Singapore) and India and showed that compensation received by women, on average, was greater than 99 percent of that received by men in comparable positions. In the U.S., compensation received by people of color was, on average, greater than 99 percent of that received by teammates who are not people of color in comparable positions.
We also strive to pay our employees fairly based on market rates for their roles, experience and how they perform. We regularly benchmark against other companies both within and outside our industry to help confirm our pay is competitive. In 2021, the Corporation announced it would increase its minimum hourly wage for U.S. employees to $25 per hour by 2025. In June 2022, as a next step, the Corporation increased its hourly minimum wage for U.S. employees to $22 per hour. In addition, in January 2023, for the sixth year since 2017, we announced that we recognized our teammates with Sharing Success compensation awards for their efforts during 2022. Approximately 96 percent of employees globally will receive an award in the first quarter of 2023.
Health and Wellness – 2022 Focus
The Corporation is also committed to supporting employees’ physical, emotional and financial wellness by offering flexible and competitive benefits, including comprehensive health and insurance benefits and wellness resources. During 2022, we continued efforts to support our employees through the ongoing health crisis resulting from Coronavirus Disease 2019 (COVID-19). We provided no-cost COVID-19 testing and teammates with incentives for getting the vaccine and booster. We also held on-site flu and COVID-19 vaccine and booster clinics.
We continued our efforts around providing affordable access to healthcare, including offering no-cost, 24/7 access to virtual general medical and behavioral health resources to help our enrolled U.S. teammates stay healthy, both physically and emotionally. We kept U.S. health insurance premiums unchanged for teammates earning less than $50,000 for the tenth year in a row, and had nominal premium increases for teammates earning from $50,000 up to $100,000 for the sixth year in a row. We provided in-network generic prescription medications at no cost for teammates enrolled in a U.S. bank medical PPO or Consumer Direct plan, along with continuing preventative care medications at no cost for all U.S. medical plans.
We offer an extensive benefit package and support work-life balance for our teammates, which includes in the U.S., 16 weeks of paid parental leave for both primary and secondary caregivers and backup dependent care (50 days of child and adult backup care per year). We doubled the number of no-cost confidential counseling sessions from six to 12 for all employees and family members and now offer 12 globally.
For more information about our human capital management, see the Corporation’s website and 2022 Annual Report to shareholders that will be available on the Investor Relations portion of our website in March 2023 (the content of which is not incorporated by reference into this Annual Report on Form 10-K).
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
As a registered financial holding company and BHC, the Corporation is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (Federal Reserve). Our U.S. bank subsidiaries (the Banks), organized as national banking associations, are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC), the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve. In addition, the Federal Reserve and the OCC have adopted guidelines that establish minimum standards for the design, implementation and board oversight of BHCs’ and national banks’ risk governance frameworks. U.S. financial holding companies, and the companies under their control, are permitted to engage in activities considered “financial in nature” as defined by the Gramm-Leach-Bliley Act and related Federal Reserve interpretations. The Corporation's status as a financial holding company is conditioned upon maintaining certain eligibility requirements for both the Corporation and its U.S. depository institution subsidiaries, including minimum capital ratios, supervisory ratings and, in the case of the depository institutions, at least satisfactory Community Reinvestment Act ratings. Failure to be an eligible financial holding company could result in the Federal Reserve limiting Bank of America's activities, including potential acquisitions. Additionally, we are subject to a significant number of laws, rules and regulations that govern our businesses in the U.S. and in the other jurisdictions in which we operate, including permissible activities, minimum levels of capital and liquidity, compliance risk management, consumer products and sales practices, anti-money laundering and anti-corruption, government sanctions, privacy, data protection and executive compensation, among others.

Bank of America 4

The scope of the laws and regulations and the intensity of the supervision to which we are subject have increased over the past several years, beginning with the response to the 2008 financial crisis, as well as other factors such as technological and market changes. In addition, the banking and financial services sector is subject to substantial regulatory enforcement and fines. Many of these changes have occurred as a result of the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act). We cannot assess whether there will be any additional major changes in the regulatory environment and expect that our business will remain subject to continuing and extensive regulation and supervision.
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
The FDIC is required to maintain a statutory minimum ratio of the DIF to insured deposits in the U.S. of at least 1.35 percent and has established a long-term goal of a two percent DIF ratio. As of the date of this report, the DIF is below the statutory minimum ratio and the FDIC’s long-term goal. In October 2022, the FDIC adopted a restoration plan that includes an increase in deposit insurance assessments across the industry of two basis points (bps). The FDIC has indicated that it intends to maintain such assessment rates for the foreseeable future. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. For more information regarding deposit insurance, see Item 1A. Risk Factors – Regulatory, Compliance and Legal on page 17.
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

5 Bank of America

Our ability to pay dividends and make common stock repurchases depends in part on our ability to maintain regulatory capital levels above minimum requirements plus buffers and non-capital standards established under the FDICIA. To the extent that the Federal Reserve increases our stress capital buffer (SCB), global systemically important bank (G-SIB) surcharge or countercyclical capital buffer, our returns of capital to shareholders, including dividends and common stock repurchases, could decrease. As part of its CCAR, the Federal Reserve conducts stress testing on parts of our business using hypothetical economic scenarios prepared by the Federal Reserve. Those scenarios may affect our CCAR stress test results, which may impact the level of our SCB. For example, based on the results of our 2022 CCAR stress test, the Corporation’s SCB increased to 3.4 percent, and the Corporation’s G-SIB surcharge is expected to increase to 3.0 percent on January 1, 2024. Additionally, the Federal Reserve could impose limitations or prohibitions on taking capital actions such as paying or increasing dividends or repurchasing common stock. For example, as a result of the economic uncertainty resulting from the pandemic, in the second half of 2020, the Federal Reserve introduced certain limitations to capital distributions for all large banks, including the Corporation, which were removed effective July 1, 2021.
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

Bank of America 6

Limitations on Acquisitions
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits a BHC to acquire banks located in states other than its home state without regard to state law, subject to certain conditions, including the condition that the BHC, after and as a result of the acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the U.S. and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state. At June 30, 2022, we held greater than 10 percent of the total amount of deposits of insured depository institutions in the U.S.
In addition, the Financial Reform Act restricts acquisitions by a financial institution if, as a result of the acquisition, the total liabilities of the financial institution would exceed 10 percent of the total liabilities of all financial institutions in the U.S. At June 30, 2022, our liabilities did not exceed 10 percent of the total liabilities of all financial institutions in the U.S.
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
Derivatives
Our derivatives operations are subject to extensive regulation globally. These operations are subject to regulation under the Financial Reform Act, the European Union (EU) Markets in Financial Instruments Directive and Regulation, the European Market Infrastructure Regulation, analogous U.K. regulatory regimes and similar regulatory regimes in other jurisdictions that regulate or will regulate the derivatives markets in which we operate by, among other things: requiring clearing and exchange trading of certain derivatives; enforcing existing or imposing new capital, margin, reporting, registration and business conduct requirements for certain market participants; imposing position limits on certain derivatives; and imposing derivatives trading transparency requirements. These regulations are already in effect in many markets in which we operate.
In addition, many G-20 jurisdictions, including the U.S., U.K., and Japan, have adopted resolution stay regulations to address concerns that the close-out of derivatives and other financial contracts in resolution could impede orderly resolution of G-SIBs, and additional jurisdictions are expected to follow suit. In addition, the EU has implemented EU-wide resolution stay requirements. Generally, these resolution stay regulations require amendment of certain financial contracts to provide for contractual recognition of stays of termination rights under various statutory resolution regimes and a stay on the exercise of cross-default rights based on an affiliate’s entry into insolvency proceedings. Resolution regulations may also require contractual recognition by the counterparty that amounts owed may be written down or converted into equity as part of a bail in. As resolution stay regulations of a particular jurisdiction applicable to us go into effect, we amend impacted financial contracts in compliance with such regulations either as a regulated entity or as a counterparty facing a regulated entity in such jurisdiction.
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
Other laws and regulations, at the international, federal and state level, impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or contact customers with marketing offers and establish certain rights of consumers in connection with their personal information. For example, California’s Consumer Privacy Act (CCPA), as modified by the California Privacy Rights Act (CPRA), provides consumers with the right to know what personal data is being collected, know whether their personal data is sold or disclosed and to whom and opt out of the sale of their personal data, among other rights. In addition, in the EU, the General Data Protection Regulation (GDPR) replaced the Data Protection Directive and related implementing national laws in its member states. The CCPA's, CPRA's and GDPR’s impact on the Corporation was assessed and addressed through comprehensive compliance implementation programs. These existing and evolving legal requirements in the U.S. and abroad, as well as court proceedings and changing guidance from regulatory bodies with respect to the validity of cross-border data transfer mechanisms from the EU, continue to lend uncertainty to privacy compliance globally.

7 Bank of America

Item 1A. Risk Factors
The discussion below addresses our material risk factors of which we are aware. Any risk factor, either by itself or together with other risk factors, could materially and adversely affect our businesses, results of operations, cash flows and/or financial condition. References to third parties may include their upstream and downstream service providers who may also contribute to our risks. Other factors not currently known to us or that we currently deem immaterial could also adversely affect our businesses, results of operations, cash flows and/or financial condition. Therefore, the risk factors below should not be considered all of the potential risks that we may face. For more information on how we manage risks, see Managing Risk in the MD&A on page 46. For more information about the risks contained in the Risk Factors section, see Item 1. Business on page 2, MD&A on page 26 and Notes to Consolidated Financial Statements on page 94.
Market
We may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, and economic conditions.
General economic, political, social and health conditions in the U.S. and abroad affect financial markets and our business. In particular, global markets may be affected by the level and volatility of interest rates, availability and market conditions of financing, changes in gross domestic product (GDP), economic growth or its sustainability, inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, challenging labor market conditions, wage stagnation, federal government shutdowns, energy prices, home prices, commercial property values, bankruptcies, a default by a significant market participant or class of counterparties, including companies in emerging markets, fluctuations or other significant changes in both debt and equity capital markets and currencies, liquidity, the continued transition from InterBank Offered Rates (IBORs) and other benchmark rates to alternative reference rates (ARRs), the impact of volatility of digital assets on the broader market, the growth of global trade and commerce, trade policies, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure, recessionary fears and investor sentiment. Global markets, including energy and commodity markets, may be adversely affected by the current or anticipated impact of climate change, acute and/or chronic extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks, military conflict, terrorism, or other geopolitical events. Market fluctuations may impact our margin requirements and affect our liquidity. Any sudden or prolonged market downturn, as a result of the above factors or otherwise, could result in a decline in net interest income and noninterest income and adversely affect our results of operations and financial condition, including capital and liquidity levels. High inflation, elevated interest rate levels, supply chain disruptions, and the Russia/Ukraine conflict, including the related energy impact in Europe, have adversely impacted and may continue to adversely impact financial markets and macroeconomic conditions and could result in additional market volatility and disruptions.
Global uncertainties regarding fiscal and monetary policies present economic challenges. Actions taken by the Federal Reserve or other central banks, including changes in target rates, balance sheet management and lending facilities, are beyond our control and difficult to predict, particularly in a high inflation environment. This can affect interest rates and the value of financial instruments and other assets, such as debt securities, and impact our borrowers and potentially increase delinquency rates and may also raise government debt levels, adversely affect businesses and household incomes and increase uncertainty surrounding monetary policy. Monetary policy in response to high inflation has led to a significant increase in market interest rates and a flattening and/or inversion of the yield curve. This has resulted in and may continue to result in volatility of equity and other markets, further volatility of the U.S. dollar, a widening in credit spreads and higher interest rates and recessionary concerns, and could result in elevated unemployment, which could impact investor risk appetite and our borrowers, potentially increasing delinquency rates. It is also possible that high inflation may limit the scope of monetary support, including cuts to the federal funds rate, in the event of an economic downturn, resulting in a more protracted period of a flat and/or inverted yield curve.
Any future change in monetary policy by the Federal Reserve, in an effort to stimulate the economy or otherwise, resulting in lower interest rates would likely result in lower revenue through lower net interest income, which could adversely affect our results of operations. Additionally, changes to existing U.S. laws and regulatory policies and evolving priorities, including those related to financial regulation, taxation, international trade, fiscal policy, climate change (including efforts to transition to a low-carbon economy) and healthcare, may adversely impact U.S. or global economic activity and our customers', our counterparties' and our earnings and operations. Globally, many central banks are simultaneously reducing monetary accommodation through interest rate or balance sheet policy, which has contributed and may continue to contribute to elevated financial and capital market volatility and significant changes to asset values. While higher interest rates have positively impacted our net interest income, higher interest rates have negatively impacted and could continue to negatively impact deposits, loan demand and funding costs. If the U.S. government’s debt ceiling limit is not raised, the ramifications could result in market volatility, ratings downgrades and limit fiscal policy responses to recessionary conditions. This could have a negative and potentially severe impact on the U.S. and world economy and financial and capital markets, including higher interest rates, higher volatility, lower asset values, lower liquidity, downgrades to U.S. debt, and a weakened U.S. dollar.
Changes to international trade and investment policies by the U.S. could negatively impact financial markets. Escalation of tensions between the U.S. and the People’s Republic of China (China) could lead to further U.S. measures that adversely affect financial markets, disrupt world trade and commerce and lead to trade retaliation, including through the use of tariffs, foreign exchange measures or the large-scale sale of U.S. Treasury bonds. Any restrictions on the activities of businesses, could also negatively affect financial markets.
These developments could adversely affect our businesses, customers, securities and derivatives portfolios, including the risk of lower re-investment rates within those portfolios, our level of charge-offs and provision for credit losses, the carrying value of our deferred tax assets, our capital levels, our liquidity and our results of operations.
Increased market volatility and adverse changes in financial or capital market conditions may increase our market risk.
Our liquidity, competitive position, business, results of operations and financial condition are affected by market risks such as changes in interest and currency exchange rates, fluctuations in equity, commodity and futures prices, trading volumes and prices of securitized products, the implied volatility of interest rates and credit spreads and other economic and

Bank of America 8

business factors. These market risks may adversely affect, among other things, the value of our securities, including our on- and off-balance sheet securities, trading assets and other financial instruments, the cost of debt capital and our access to credit markets, the value of assets under management (AUM), fee income relating to AUM, customer allocation of capital among investment alternatives, the volume of client activity in our trading operations, investment banking, underwriting and other capital market fees, which have already been negatively impacted, the general profitability and risk level of the transactions in which we engage and our competitiveness with respect to deposit pricing. The value of certain of our assets is sensitive to changes in market interest rates. If the Federal Reserve or a non-U.S. central bank changes or signals a change in monetary policy, market interest rates or credit spreads could be affected, which could adversely impact the value of such assets. Changes to fiscal policy, including expansion of U.S. federal deficit spending and resultant debt issuance, could also affect market interest rates. If interest rates decrease, our results of operations could be negatively impacted, including future revenue and earnings growth. The continued flattening and/or inversion of the yield curve could also negatively impact our results of operations, including revenue and earnings.
Our models and strategies to assess and control our market risk exposures are subject to inherent limitations. In times of market stress or other unforeseen circumstances, previously uncorrelated indicators may become correlated and vice versa. Such changes to the relationship between market parameters may limit the effectiveness of our hedging strategies and cause us to incur significant losses. Changes in correlation can be exacerbated where market participants use risk or trading models with assumptions or algorithms similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists. Where we own securities that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, or where the degree of accessible liquidity declines significantly, we may not be able to reduce our positions and risks associated with such holdings, so we may suffer larger than expected losses when adverse price movements take place. This risk can be exacerbated where we hold a position that is large relative to the available liquidity.
If asset values decline, we may incur losses and negative impacts to capital and liquidity requirements.
We have a large portfolio of financial instruments, including loans and loan commitments, securities financing agreements, asset-backed secured financings, derivative assets and liabilities, debt securities, marketable equity securities and certain other assets and liabilities that we measure at fair value and are subject to valuation and impairment assessments. We determine these values based on applicable accounting guidance, which, for financial instruments measured at fair value, requires an entity to base fair value on exit price and to maximize the use of observable inputs and minimize the use of unobservable inputs in fair value measurements. The fair values of these financial instruments include adjustments for market liquidity, credit quality, funding impact on certain derivatives and other transaction-specific factors, where appropriate.
Gains or losses on these instruments can have a direct impact on our results of operations, unless we have effectively hedged our exposures. Increases in interest rates may result in further decreases in residential mortgage loan originations and could impact the origination of corporate debt. In addition, increases in interest rates or changes in spreads may continue to adversely impact the fair value of debt securities and, accordingly, for debt securities classified as available for sale, may continue to adversely affect accumulated other comprehensive income and, thus, capital levels. These market moves could also adversely impact our regulatory liquidity requirements. Any decreases in interest rates may increase prepayment speeds of certain assets, and, therefore, could adversely affect net interest income. Changes in interest rates also may impact the value of mortgage service rights retained.
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
Liquidity
If we are unable to access the capital markets, have prolonged net deposits outflows, or our borrowing costs increase, our liquidity and competitive position will be negatively affected.
Liquidity is essential to our businesses. We fund our assets primarily with globally sourced deposits in our bank entities, as well as secured and unsecured liabilities transacted in the capital markets. We rely on certain secured funding sources, such as repo markets, which are typically short-term and credit-sensitive. We also engage in asset securitization transactions, including with the government-sponsored enterprises (GSEs), to fund consumer lending activities. Our liquidity could be adversely affected by any inability to access the capital markets, illiquidity or volatility in the capital markets, the decrease in value of eligible collateral or increased collateral requirements (including as a result of credit concerns for short-term borrowing), changes to our relationships with our funding providers based on real or perceived changes in our risk profile, prolonged federal government shutdowns, or changes in regulations, guidance or GSE status that impact our funding. Additionally, our liquidity or cost of funds may be negatively impacted by the unwillingness or inability of the Federal Reserve to act as lender of last resort, unexpected simultaneous draws on lines of credit, slower customer payment rates, restricted access to the assets of prime brokerage clients, the withdrawal of or failure to attract customer deposits or invested funds (which could result from attrition driven by customers seeking higher yielding deposits or securities products, customer desire to utilize an alternative financial institution perceived to be safer, changes in customer spending behavior due to inflation, decline in the economy or other drivers resulting in an increased need for cash), increased regulatory liquidity, capital and margin requirements for our U.S. or international banks and their nonbank subsidiaries, which could result in the inability to transfer liquidity internally and inefficient funding, changes in patterns of intraday liquidity usage resulting from a counterparty or technology failure or other idiosyncratic event or failure or

9 Bank of America

default by a significant market participant or third party (including clearing agents, custodians, central banks or central counterparty clearinghouses (CCPs)). These factors also have the potential to increase our borrowing costs and negatively impact our liquidity.
Several of these factors may arise due to circumstances beyond our control, such as general market volatility, disruption, shock or stress, the emergence or continuation of widespread health emergencies or pandemics, Federal Reserve policy decisions (including fluctuations in interest rates or Federal Reserve balance sheet composition), negative views or loss of confidence about us or the financial services industry generally or due to a specific news event, changes in the regulatory environment or governmental fiscal or monetary policies, actions by credit rating agencies or an operational problem that affects third parties or us. The impact of these potentially sudden events, whether within our control or not, could include an inability to sell assets or redeem investments, unforeseen outflows of cash, the need to draw on liquidity facilities, the reduction of financing balances and the loss of equity secured funding, debt repurchases to support the secondary market or meet client requests, the need for additional funding for commitments and contingencies and unexpected collateral calls, among other things, the result of which could be increased costs, a liquidity shortfall and/or impact on our liquidity coverage ratio.
Our liquidity and cost of obtaining funding may be directly related to investor behavior, debt market disruption, firm specific concerns or prevailing market conditions, including changes in interest and currency exchange rates, significant fluctuations in equity and futures prices, lower trading volumes and prices of securitized products and our credit spreads. Increases in interest rates and our credit spreads can increase the cost of our funding and result in mark-to-market or credit valuation adjustment exposures. Changes in our credit spreads are market driven and may be influenced by market perceptions of our creditworthiness, including changes in our credit ratings or changes in broader financial market and macroeconomic conditions. Changes to interest rates and our credit spreads occur continuously and may be unpredictable and highly volatile. We may also experience net interest margin compression as a result of offering higher than expected deposit rates in order to attract and maintain deposits. Concentrations within our funding profile, such as maturities, currencies or counterparties, can reduce our funding efficiency.
Reduction in our credit ratings could limit our access to funding or the capital markets, increase borrowing costs or trigger additional collateral or funding requirements.
Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. Credit ratings may also be important to investors, customers or counterparties when we compete in certain markets and seek to engage in certain transactions, including over-the-counter (OTC) derivatives. Our credit ratings are subject to ongoing review by rating agencies, which consider a number of financial and non-financial factors, including our franchise, financial strength, performance and prospects, management, governance, risk management practices, capital adequacy, asset quality and operations, among other criteria, as well as factors not under our control, such as regulatory developments, the macroeconomic and geopolitical environment and changes to the methodologies used to determine our ratings, or ratings generally.
Rating agencies could make adjustments to our credit ratings at any time and there can be no assurance as to whether or when any downgrades could occur. A reduction in our credit ratings could result in a wider credit spread and negatively affect our liquidity, access to credit markets, the related cost of funds, our businesses and certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. If the short-term credit ratings of our parent company, or bank or broker-dealer subsidiaries, were downgraded by one or more levels, we may experience loss of access to short-term funding sources such as repo financing, and/or incur increased cost of funds and increased collateral requirements. Under the terms of certain OTC derivative contracts and other trading agreements, if our or our subsidiaries’ credit ratings are downgraded, the counterparties may require additional collateral or terminate these contracts or agreements.
While certain potential impacts are contractual and quantifiable, the full consequences of a credit rating downgrade are inherently uncertain and depend upon numerous dynamic, complex and inter-related factors and assumptions, including the relationship between long-term and short-term credit ratings and the behaviors of customers, investors and counterparties.
Bank of America Corporation is a holding company, is dependent on its subsidiaries for liquidity and may be restricted from transferring funds from subsidiaries.
Bank of America Corporation, as the parent company, is a separate and distinct legal entity from our bank and nonbank subsidiaries. We evaluate and manage liquidity on a legal entity basis. Legal entity liquidity is an important consideration as there are legal, regulatory, contractual and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, including the parent company, which could result in adverse liquidity events. The parent company depends on dividends, distributions, loans and other payments from our bank and nonbank subsidiaries to fund dividend payments on our preferred stock and common stock and to fund all payments on our other obligations, including debt obligations. Any inability of our subsidiaries to transfer funds, pay dividends or make payments to us may adversely affect our cash flow and financial condition.
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

Bank of America 10

Bank of America Corporation’s liquidity and financial condition, and the ability to pay dividends and obligations, could be adversely affected in the event of a resolution.
Bank of America Corporation, our parent holding company, is required to periodically submit a plan to the FDIC and Federal Reserve describing its resolution strategy under the U.S. Bankruptcy Code in the event of material financial distress or failure. Bank of America Corporation’s preferred resolution strategy is a “single point of entry” strategy, whereby only the parent holding company would file for bankruptcy under the U.S. Bankruptcy Code. Certain key operating subsidiaries would be provided with sufficient capital and liquidity to operate through severe stress and to enable such subsidiaries to continue operating or be wound down in a solvent manner following a bankruptcy of the parent holding company. Bank of America Corporation has entered into intercompany arrangements resulting in the contribution of most of its capital and liquidity to key subsidiaries. Pursuant to these arrangements, if Bank of America Corporation’s liquidity resources deteriorate so severely that resolution becomes imminent, it will no longer be able to draw liquidity from its key subsidiaries and will be required to contribute its remaining financial assets to a wholly-owned holding company subsidiary. This could adversely affect our liquidity and financial condition, including the ability to meet our payment obligations and the ability to return capital to shareholders, including through the payment of dividends and repurchase of the Corporation’s common stock.
If the FDIC and Federal Reserve jointly determine that Bank of America Corporation’s resolution plan is not credible, they could impose more stringent capital, leverage or liquidity requirements or restrictions on our growth, activities or operations. We could also be required to take certain actions that could impose operating costs and result in the divestiture of assets or restructuring of businesses and subsidiaries.
When a G-SIB such as Bank of America Corporation is in default or danger of default, the FDIC may be appointed receiver to conduct an orderly liquidation, and could, among other things, invoke the orderly liquidation authority, instead of the U.S. Bankruptcy Code, if the Secretary of the Treasury makes certain financial distress and systemic risk determinations. Additionally, the FDIC could replace Bank of America Corporation with a bridge holding company, which could continue operations and result in an orderly resolution of the underlying bank, but whose equity would be held solely for the benefit of our creditors. The FDIC’s “single point of entry” strategy may result in our security holders suffering greater losses than would have been the case under a bankruptcy proceeding or a different resolution strategy.
If the Corporation is resolved under the U.S. Bankruptcy Code or the FDIC’s orderly liquidation authority, third-party creditors of the Corporation’s subsidiaries may receive significant or full recoveries on their claims while security holders of Bank of America Corporation could face significant or complete losses.
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
Our credit portfolios may be impacted by U.S. and global macroeconomic and market conditions, events and disruptions, including declines in GDP, consumer spending or property values, asset price corrections, increasing consumer and corporate leverage, increases in corporate bond spreads, government shutdowns, tax changes, rising or elevated unemployment levels, inflation, fluctuations in foreign exchange or interest rates, as well as the emergence or continuation of widespread health emergencies or pandemics, extreme weather events and the impacts of climate change, including acute and/or chronic extreme weather events and efforts to transition to a low-carbon economy. Significant economic or market stresses and disruptions typically have a negative impact on the business environment and financial markets, which could impact the underlying credit quality of our borrowers, counterparties and assets. Property value declines or asset price corrections could increase the risk of borrowers or counterparties defaulting or becoming delinquent in their obligations to us, and could decrease the value of the collateral we hold, which could increase credit losses. Credit risk could also be magnified by lending to leveraged borrowers or declining asset prices, including property or collateral values, unrelated to macroeconomic stress. Simultaneous drawdowns on lines of credit and/or an increase in a borrower’s leverage in a weakening economic environment, or otherwise, could result in deterioration in our credit portfolio, should borrowers be unable to fulfill competing financial obligations. Increased delinquency and default rates could adversely affect our credit portfolios, including consumer credit card, home equity and residential mortgage portfolios through increased charge-offs and provisions for credit losses.
A recessionary environment and/or a rise in unemployment could adversely impact the ability of our consumer and/or commercial borrowers or counterparties to meet their financial obligations and negatively impact our credit portfolio. Consumers have been and may continue to be negatively impacted by inflation, resulting in drawdowns of savings or increases in household debt. Higher interest rates, which have increased debt servicing costs for some businesses and households, may adversely impact credit quality, particularly in a recessionary environment. Certain sectors also remain at risk (e.g., commercial real estate office exposure, consumer discretionary industries) as a result of shifts in demand from the pandemic. Globally, conditions of slow growth or recession could further contribute to weaker credit conditions. If the macroeconomic environment worsens, our credit portfolio and allowance for credit losses could be adversely impacted.
We establish an allowance for credit losses, which includes the allowance for loan and lease losses and the reserve for unfunded lending commitments, based on management's best estimate of lifetime expected credit losses (ECL) inherent in our relevant financial assets. The process to determine the allowance for credit losses uses models and assumptions that require us to make difficult and complex judgments that are often interrelated, including forecasting how borrowers or counterparties may perform in changing economic conditions. The ability of our borrowers or counterparties to repay their obligations may be impacted by changes in future economic conditions, which in turn could impact the accuracy of our loss forecasts and allowance estimates. There is also the possibility that we have failed or will fail to accurately identify the appropriate economic indicators or accurately estimate their impacts to our borrowers or counterparties, which could impact the accuracy of our loss forecasts and allowance estimates.
If the models, estimates and assumptions we use to establish reserves or the judgments we make in extending credit to our borrowers or counterparties, which are more sensitive

11 Bank of America

due to the current uncertain macroeconomic and geopolitical environment, prove inaccurate in predicting future events, we may suffer losses in excess of our ECL. In addition, changes to external factors can negatively impact our recognition of credit losses in our portfolios and allowance for credit losses.
The allowance for credit losses is our best estimate of ECL; however, there is no guarantee that it will be sufficient to address credit losses, particularly if the economic outlook deteriorates significantly and quickly, or unexpectedly. As circumstances change, we may increase our allowance, which would reduce our earnings. If economic conditions worsen, impacting our consumer and commercial borrowers, counterparties or underlying collateral, and credit losses are worse than expected, we may increase our provision for credit losses, which could adversely affect our results of operations and financial condition.
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
We execute a high volume of transactions and have significant credit concentrations with respect to the financial services industry, predominantly comprised of broker-dealers, commercial banks, investment banks, insurance companies, mutual funds, hedge funds, CCPs and other institutional clients. Financial services institutions and other counterparties are inter-related because of trading, funding, clearing or other relationships. Defaults by one or more counterparties, or market uncertainty about the financial stability of one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity disruptions, losses, defaults and related disputes and litigation.
Our credit risk may also be heightened by market risk when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the loan or derivatives exposure due to us, which may occur as a result of events that impact the value of the collateral, such as an asset price correction or fraud. Disputes with obligors as to the valuation of collateral could increase in times of significant market stress, volatility or illiquidity, and we could suffer losses during such periods if we are unable to realize the fair value of the collateral or manage declines in the value of collateral.
We have concentrations of credit risk with respect to our consumer real estate and consumer credit card, and our commercial real estate and asset managers and funds portfolios, which represent a significant percentage of our overall credit portfolio. Declining home price valuations and demand where we have large concentrations could result in increased servicing advances and expenses, defaults, delinquencies or credit losses. The impacts of earthquakes, as well as climate change, such as rising average global temperatures and sea levels, and the increasing frequency and severity of extreme weather events and natural disasters, including droughts, floods, wildfires and hurricanes, could negatively impact collateral, the valuations of home or commercial real estate or our customers’ ability and/or willingness to pay fees, outstanding loans or afford new products. This could also cause insurability risk and/or increased insurance costs to customers.
Economic weaknesses, sustained elevated inflation, adverse business conditions, market disruptions, adverse economic or market events, rising interest or capitalization rates, declining asset prices, greater volatility in areas where we have concentrated credit risk or deterioration in real estate values or household incomes may cause us to experience a decrease in cash flow and higher credit losses in our portfolios or cause us to write down the value of certain assets. We could also experience continued and long-term negative impacts to our commercial credit exposure and an increase in credit losses within those industries that may be permanently impacted by a change in consumer preferences resulting from COVID-19 (e.g., commercial real estate exposure) or other industry disruptions.
We also enter into transactions with sovereign nations, U.S. states and municipalities. Unfavorable economic or political conditions (such as those arising from the Russia/Ukraine conflict), disruptions to capital markets, currency fluctuations, changes in oil prices, social instability and changes in government or monetary policies could adversely impact the operating budgets or credit ratings of these government entities and expose us to credit and liquidity risk.
Liquidity disruptions in the financial markets may result in our inability to sell, syndicate or realize the value of our positions, increasing concentrations, which could increase RWA and the credit and market risk associated with our positions.
We may be adversely affected by weaknesses in the U.S. housing market.
U.S. home prices declined and housing demand slowed in the second half of 2022, including in certain markets where we have large concentrations of loans, driven in part by higher mortgage rates, including 30-year fixed-rate mortgages that more than doubled from 2021. This has negatively impacted the demand in some cases and underlying collateral for many of our products. Additionally, our mortgage loan production volume is generally influenced by the rate of growth in residential mortgage debt outstanding and the size of the residential mortgage market, both of which have slowed due to rising interest rates and reduced affordability. A deeper downturn in the condition of the U.S. housing market could result in both significant write-downs of asset values in several asset classes, notably mortgage-backed securities (MBS). If the U.S. housing market were to further weaken, the value of real estate could decline, which could result in increased credit losses and delinquent servicing expenses, negatively affect our representations and warranties exposures, and adversely affect our financial condition and results of operations.
Our derivatives businesses may expose us to unexpected risks and potential losses.
We are party to a large number of derivatives transactions that may expose us to unexpected market, credit and operational risks that could cause us to suffer unexpected losses. Severe declines in asset values or an unanticipated credit event, including unforeseen circumstances that may cause previously uncorrelated factors to become correlated and vice versa, may create losses resulting from risks not appropriately taken into account or anticipated in the development, structuring or pricing of a derivative instrument. Certain OTC derivative contracts and other trading agreements provide that upon the occurrence of certain specified events, such as a change to our or our affiliates’ credit ratings, we may be required to provide additional collateral or take other

Bank of America 12

remedial actions, and we could experience increased difficulty obtaining funding or hedging risks. In some cases our counterparties may have the right to terminate or otherwise diminish our rights under these contracts or agreements.
We are also a member of various CCPs, which potentially increases our credit risk exposures to those CCPs. In the event that one or more members of a CCP default on their obligations, we may be required to pay a portion of any losses incurred by the CCP as a result of that default. A CCP may also, at its discretion, modify the margin we are required to post, which could mean unexpected and increased funding costs and exposure to that CCP. As a clearing member, we are exposed to the risk of non-performance by our clients for which we clear transactions, which may not be covered by available collateral. Additionally, default by a significant market participant may result in further risk and potential losses.
Geopolitical
We are subject to numerous political, economic, market, reputational, operational, compliance, legal, regulatory and other risks in the jurisdictions in which we operate.
We do business throughout the world, including in emerging markets. Economic or geopolitical stress in one or more countries could have a negative impact regionally or globally, resulting in, among other things, market volatility, reduced market value and economic output. Our liquidity and credit risk could be adversely impacted by, and our businesses and revenues derived from non-U.S. jurisdictions are subject to, risk of loss from financial, social or judicial instability, economic sanctions, changes in government leadership, including as a result of electoral outcomes or otherwise, changes in governmental policies or policies of central banks, expropriation, nationalization and/or confiscation of assets, price controls, high inflation, natural disasters, the emergence or continuation of widespread health emergencies or pandemics, capital controls, currency re-denomination risk from a country exiting the EU or otherwise, currency fluctuations, foreign exchange controls or movements (caused by devaluation or de-pegging), unfavorable political and diplomatic developments, oil price fluctuations and changes in legislation. These risks are especially elevated in emerging markets.
Continued tensions between the U.S. and important trading partners, particularly China, may result in sanctions, further tariff increases or other restrictive actions on cross-border trade, investment, and transfer of information technology that weigh on trade volumes, raise costs for producers, and adversely affect our businesses and revenues, as well as our customers and counterparties, including their credit quality.
Slowing growth, recessionary conditions, market volatility and/or political or civil unrest, global supply chain disruptions, labor shortages, wage pressures and elevated inflation in many countries pose additional challenges, including in the form of volatility in financial markets. Foreign exchange rates against the U.S. dollar remain an area of uncertainty and potential volatility as the Federal Reserve and other central banks raise interest rates, and depreciation could increase our financial risks with clients that deal in non-U.S. currencies but have U.S. dollar-denominated debt.
We invest or trade in the securities of corporations and governments located in non-U.S. jurisdictions, including emerging markets. Revenues from the trading of non-U.S. securities may be subject to negative fluctuations as a result of the above factors. Furthermore, the impact of these fluctuations could be magnified because non-U.S. trading markets, particularly in emerging markets, are generally smaller, less liquid and more volatile than U.S. trading markets. Risks in one nation can limit our opportunities for portfolio growth and negatively affect our operations in other nations, including our U.S. operations. Market and economic disruptions may affect consumer confidence levels and spending, corporate investment and job creation, bankruptcy rates, levels of incurrence and default on consumer and corporate debt, economic growth rates and asset values, among other factors.
Elevated government debt levels raise the risk of volatility, significant valuation changes, political tensions among EU members regarding fiscal policy or defaults on or devaluation of sovereign debt, which could expose us to substantial losses. Financial markets have been and may continue to be sensitive to government plans to lower taxes or increase spending.
Our non-U.S. businesses are also subject to extensive regulation by governments, securities exchanges and regulators, central banks and other regulatory bodies. In many countries, the laws and regulations applicable to the financial services and securities industries are less predictable, prone to change and uncertainty and evolving, and it may be difficult to determine the requirements of local laws in every market or manage our relationships with multiple regulators in various jurisdictions. Significant resources are spent on understanding and monitoring foreign laws, rules and regulations. Our inability to remain in compliance with local laws and manage our relationships with regulators could result in increased expenses, changes to our organizational structure and adversely affect our businesses, reputation and results of operations in that market.
We are also subject to complex and extensive U.S. and non-U.S. laws, rules and regulations, which subject us to costs and risks relating to bribery and corruption, anti-money laundering, embargo programs and economic sanctions, which can vary by jurisdiction and require implementation of complex operational capabilities and compliance programs. Non-compliance and/or violations could result in an increase in operational and compliance costs, and enforcement actions and civil and criminal penalties against us and individual employees. The increasing speed and novel ways in which funds circulate could make it more challenging to track the movement of funds and heighten financial crimes risk. Compliance with these evolving regulatory regimes and legal requirements depends on our ability to improve our processes, controls, surveillance, detection and reporting and analytic capabilities.
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
In the U.S., the government’s debt ceiling and budget deficit concerns have increased the possibility of U.S. government defaults on its debt and/or downgrades to its credit ratings, and prolonged government shutdowns, which could weaken the U.S. dollar, cause market volatility, negatively impact the global economy and banking system and adversely affect our financial condition, including our liquidity. Additionally, changes in fiscal, monetary or regulatory policy, including as a result of labor shortages, wage pressures, supply chain disruptions and higher inflation, could increase our compliance costs and adversely affect our business operations, organizational structure and results of operations. Monetary policy has contributed to a significant depreciation of many foreign currencies over the past

13 Bank of America

year. Emerging markets are particularly vulnerable to tighter U.S. monetary policy, and many have responded by tightening monetary policy and intervening in foreign exchange markets. Further monetary tightening by the Federal Reserve risks creating additional currency volatility and recessionary conditions in a number of non-U.S. markets.
We are also subject to geopolitical risks, including economic sanctions, acts or threats of international or domestic terrorism, including responses by the U.S. or other governments thereto, increased risk of state-sponsored cyberattacks or campaigns, civil unrest and/or military conflicts, including the escalation of tensions between China and Taiwan, which could adversely affect business, market trade and general economic conditions abroad and in the U.S. The Russia/Ukraine conflict has magnified such risks and resulted in regional instability and adversely impacted commodity and other financial markets, as well as economic conditions, especially in Europe where there is significant risk of recession in some countries. The disruption of energy supplies and other goods and sanctions have contributed to inflationary pressures in Europe and other regions, which has resulted in greater monetary tightening by policymakers, and could adversely impact the profitability of businesses and our credit risk. Military escalation resulting in the involvement of neighboring countries and/or North Atlantic Treaty Organization member countries or new sanctions could result in additional economic disruptions, financial market volatility, and changes to asset valuations, which could disrupt our operations and adversely affect our results of operations.
Business Operations
A failure in or breach of our operational or security systems or infrastructure, or those of third parties or the financial services industry, could cause disruptions, adversely impact our results of operations and financial condition, and cause legal or reputational harm.
Operational risk exposure exists throughout our organization and as a result of our interactions with, and reliance on, third parties and the financial services industry infrastructure. Our operational and security systems infrastructure, including our computer systems, emerging technologies, data management and internal processes and controls, as well as those of third parties, are integral to our performance.
Our financial, accounting, data processing and transmission, storage, backup and other operating or security systems and infrastructure, or those of third parties, may be ineffective or fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our or such third party’s control, which could adversely affect our ability to process transactions or provide services. Prolonged disruptions to our critical business operations and customer services are possible due to computer, telecommunications, network, utility, electronic or physical infrastructure outages, including from abuse or failure of our electronic trading and algorithmic platforms, significant unplanned increases in customer transactions, newly identified vulnerabilities in key hardware and software, failure of aging infrastructure or manual processes, retired or redundant software and/or hardware, technology project implementation challenges and supply chain disruptions. Operational disruptions and prolonged operational outages could also result from events arising from natural disasters, including acute and chronic weather events, such as wildfires, tornadoes, hurricanes and floods, some of which are happening with more frequency and severity, and earthquakes, as well as local or larger scale political or social matters, including civil unrest, terrorist acts and military conflict.
We continue to have greater reliance on remote access tools and technology and employees’ personal systems (and our third parties’ employees’ personal systems) and increased data utilization and are increasingly dependent upon our information technology infrastructure to operate our businesses remotely due to the increased number of employees who work from home and evolving customer preferences, including increased reliance on digital banking and other digital services provided by our businesses. Effective management of our business continuity increasingly depends on the security, reliability and adequacy of such systems.
We also rely on our employees, representatives and third parties in our day-to-day operations, who may, due to illness, unavailability, human error, misconduct (including errors in judgment, malice, fraudulent or illegal activity), malfeasance or a failure or breach of systems or infrastructure cause disruptions to our organization and expose us to operational losses, regulatory risk and reputational harm. Our and our third parties’ inability to properly introduce, deploy and manage changes to internal financial and governance processes, existing products, services and technology, and new product innovations and technology could also result in additional operational and regulatory risk.
Regardless of the measures we have taken to implement training, procedures, backup systems and other safeguards to support our operations and bolster our operational resilience, our ability to conduct business may be adversely affected by significant disruptions to us or to third parties with whom we interact or upon whom we rely, including systemic cyber events that result in system outages and unavailability of part or all of the internet, cloud services and/or the financial services industry infrastructure (including electronic trading platforms and critical banking activities). Our ability to implement backup systems and other safeguards with respect to third-party systems and the financial services industry infrastructure is more limited than with our own systems.
Any backup systems may not process data as quickly as our primary systems and some data might not have been backed up. We regularly update the systems we rely on to support our operations and growth and to remain compliant with all applicable laws, rules and regulations globally. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions.
A failure or breach of our operational or security systems or infrastructure resulting in disruption to our critical business operations and customer services and/or failure to identify, effectively respond to operational risks in a timely manner, and continue to deliver our services through an operational disruption could expose us to a number of risks, including market abuse, regulatory, market, privacy and liquidity risk, and adversely impact our results of operations and financial condition, and cause legal or reputational harm.
A cyberattack, information or security breach, or a technology failure of ours or of a third party could adversely affect our ability to conduct our business, result in the misuse or disclosure of information, result in additional costs, damage to our reputation, increase our regulatory and legal risks and cause financial losses.
Our business is highly dependent on the security, controls and efficacy of our infrastructure, computer and data management systems, and those of our customers, suppliers, counterparties and other third parties, the financial services

Bank of America 14

industry and financial data aggregators, with whom we interact, on whom we rely or who have access to our customers' personal or account information. We rely on effective access management and the secure collection, processing, transmission, storage and retrieval of confidential, proprietary, personally identifiable and other information in our and our third parties’ computer and data management systems and networks.
Our cybersecurity risk and exposure remains heightened because of, among other things, our prominent size and scale, high-profile brand, geographic footprint and international presence and role in the financial services industry and the broader economy. The proliferation of third-party financial data aggregators and emerging technologies, including our use of automation, artificial intelligence (AI) and robotics, increase our cybersecurity risks and exposure.
We, our employees, customers, regulators and third parties are regularly the target of an increasing number of cyber threats and attacks. Cyber threats and techniques used in cyberattacks are pervasive, sophisticated and difficult to prevent, including computer viruses, malicious or destructive code (such as ransomware), social engineering (including phishing, vishing and smishing), denial of service or information or other security breach tactics that could result in disruptions to our businesses and operations, the loss of our funds and/or our clients’ and the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction or theft of confidential, proprietary and other information, including intellectual property, of ours, our employees, our customers or of third parties. Cyberattacks may be carried out on a worldwide scale and by a growing number of cyber actors, including organized crime groups, hackers, terrorist organizations, extremist parties, hostile foreign governments, state-sponsored actors, activists, disgruntled employees and other third parties, including those involved in corporate espionage.
Cyber threats and the techniques used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as advanced forms of AI and quantum computing. Despite substantial efforts to protect the integrity and resilience of our systems and implement controls, processes, policies, employee training and other protective measures, we may not be able to anticipate or detect cyberattacks or information or security breaches and/or develop or implement effective preventive or defensive measures to address or mitigate such attacks or breaches. Internal access management failures could result in the compromise or unauthorized exposure of confidential data. Additionally, the failure of our employees to exercise sound judgment and vigilance when targeted with social engineering cyberattacks may increase our vulnerability.
Our risk and exposure to cyberattacks and security breaches continue to increase due to the acceptance and use of digital banking products and services, including mobile banking products, and reliance on remote access tools and technology, which have increased our reliance on virtual/digital interactions and a larger number of access points to our networks that must be secured. This increased risk of unauthorized access to our networks results in greater amounts of information being available for access. Employees working remotely away from the office (whether on personal or our devices) also represent inherently greater risk than employees working in our offices. Greater demand on our information technology infrastructure and security tools and processes will likely continue.
We also face indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom we do business and the financial services industry, upon whom we rely to facilitate or enable our business activities or upon whom our customers rely. Other indirect risks relate to providers of products and/or services, financial counterparties, financial data aggregators, financial intermediaries, such as clearing agents, exchanges and clearing houses, regulators, providers of critical infrastructure, such as internet access and electrical power, and retailers for whom we process transactions. We are also at additional risk resulting from critical third-party information security and open-source software vulnerabilities.
We have exposure to cyber threats due to our continuous transmission of sensitive information to, and storage of such information by, third parties, including providers of products and/or services, and regulators, the outsourcing of some of our business operations, and system and customer account updates and conversions. Further, any such event may not be disclosed to us in a timely manner. Any failure, cyberattack or other information or security breach that significantly degrades, deletes or compromises our systems or data could adversely impact third parties, counterparties and the critical infrastructure of the financial services industry.
Due to increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyberattack or other information or security vulnerability, failure or breach that significantly exposes, degrades, deletes or compromises the systems or data of one or more financial entities or third parties could adversely impact us and increase the risk of operational failure, as disparate systems need to be integrated, often on an accelerated basis.
Cyberattacks or security breaches could persist for an extended period of time before being detected and take additional time to determine the scope, extent, amount, and type of information compromised, following which the impact and measures to recover and restore to a business-as-usual state may be difficult to assess. We continue to expend significant additional money and resources to modify or enhance our protective measures, investigate and remediate any information security, software or network vulnerabilities or incidents whether specific to us, a third party, the industry or businesses in general, and develop our capabilities to respond and recover.
While we have experienced cyberattacks and security breaches, and expect to continue to, we have not experienced any material losses or other material consequences relating to technology failure, cyberattacks or other information or security breaches, whether directed at us or third parties. There can be no assurance that our controls and procedures in place to monitor and mitigate the risks of cyber threats, including the remediation of critical information security and software vulnerabilities, will be sufficient and/or timely and that we will not suffer material losses or consequences in the future. Successful penetration or circumvention of system security could result in negative consequences, including loss of customers and business opportunities, the withdrawal of customer deposits, misappropriation or destruction of our intellectual property, proprietary information or confidential information and/or the confidential, proprietary or personally identifiable information of certain parties, such as our employees, customers, providers of products and services, counterparties and other third parties, or damage to their computers or systems. Any future technology failure, cyberattack or breach could adversely affect our ability to conduct day-to-day business activities, effect transactions, service our clients, manage our exposure to risk or expand our

15 Bank of America

businesses, result in fraudulent or unauthorized transactions or cause prolonged computer and network outages resulting in material disruptions to our or our customers’ or other third parties’ network access or critical business operations and customer services, in the U.S. and/or globally.
Any cyberattack or breach, whether directed at us or third parties, may result in significant lost revenue, give rise to losses and claims brought by third parties, litigation exposure, regulatory sanctions, enforcement actions, government fines, penalties or intervention and other negative consequences. The actual or perceived success of a cyberattack on our systems may damage our reputation with customers and third parties with whom we do business and/or result in the loss of confidence in our security measures. Additionally, our failure to disclose or communicate cyber incidents appropriately to relevant parties could result in regulatory, privacy, operational and reputational risk. Although we maintain cyber insurance, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate. Cyberattacks or other information or security breaches could also result in a violation of applicable privacy and other laws, reimbursement or other compensatory costs, additional compliance costs, and our internal controls or disclosure controls being rendered ineffective. The occurrence of any of these events could adversely impact our businesses, results of operations, liquidity and financial condition.
Failure to satisfy our obligations as servicer for residential mortgage securitizations, loans owned by other entities and other related losses could adversely impact our reputation, servicing costs or results of operations.
We and our legacy companies service mortgage loans on behalf of third-party securitization vehicles and other investors. If we commit a material breach of our obligations as servicer or master servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, which could cause us to lose servicing income. We may also have liability for any failure by us, as a servicer or master servicer, for any act or omission on our part that involves willful misfeasance, bad faith, gross negligence or reckless disregard of our duties. If any such breach was found to have occurred, it may harm our reputation, increase our servicing costs or losses due to potential indemnification obligations, result in litigation or regulatory action or adversely impact our results of operations. Additionally, foreclosures may result in costs, litigation or losses due to irregularities in the underlying documentation, or if the validity of a foreclosure action is challenged by a borrower or overturned by a court because of errors or deficiencies in the foreclosure process. We may also incur costs or losses relating to delays or alleged deficiencies in processing documents necessary to comply with state law governing foreclosure.
Changes in the structure of and relationship among the GSEs could adversely impact our business.
We rely on the GSEs to guarantee or purchase mortgage loans that meet their conforming loan requirements. During 2022, we sold approximately $4.1 billion of loans to GSEs, primarily Freddie Mac (FHLMC). FHLMC and Fannie Mae (FNMA) are currently in conservatorship, with the Federal Housing Finance Agency (FHFA) acting as conservator. In 2019, the Treasury Department published a proposal to recapitalize FHLMC and FNMA and remove them from conservatorship and reduce their role in the marketplace. In January 2021, the Treasury Department further amended the agreement that governs the conservatorship of FHLMC and FNMA and delineated the continued objective to remove the GSEs from conservatorship. However, we cannot predict the future prospects of the GSEs, timing of the recapitalization or release from conservatorship, or content of legislative or rulemaking proposals regarding the future status of the GSEs in the housing market. If the GSEs take a reduced role in the marketplace, including by limiting the mortgage products they offer, we could be required to seek alternative funding sources, retain additional loans on our balance sheet, secure funding through the Federal Home Loan Bank system, or securitize the loans through Private Label Securitization, which could increase our cost of funds related to the origination of new mortgage loans, increase credit risk and/or impact our capacity to originate new mortgage loans. Uncertainty regarding their future and the MBS they guarantee continues to exist for the foreseeable future. These developments could adversely affect our securities portfolios, capital levels, liquidity and results of operations.
Our risk management framework may not be effective in mitigating risk and reducing the potential for losses.
Our risk management framework is designed to minimize risk and loss to us. We seek to effectively and consistently identify, measure, monitor, report and control the key types of risk to which we are subject, including strategic, credit, market, liquidity, compliance, operational and reputational risks. Additionally, risks may span across multiple key risk types, including climate risk and legal risk. While we employ a broad and diversified set of controls and risk mitigation techniques, including modeling and forecasting, hedging strategies and techniques that seek to balance our ability to profit from trading positions with our exposure to potential losses, our ability to control and mitigate risks that result in losses is inherently limited by our ability to identify and measure all risks, including emerging and unknown risks, anticipate the timing and impact of risks, apply effective hedging strategies, make correct assumptions, manage and aggregate data correctly and efficiently, identify changes in markets or client behaviors not yet inherent in historical data and develop risk management models and forecasts to assess and control risk.
Our ability to manage risk is dependent on our ability to consistently execute all elements of our risk management program and develop and maintain a culture of managing risk well throughout the Corporation and manage risks associated with third parties, including providers of products and/or services, enable effective risk management and help confirm that risks are appropriately considered, evaluated and responded to in a timely manner. Uncertain economic and geopolitical conditions, heightened legislative and regulatory scrutiny of and change within the financial services industry, the pace of technological changes, accounting and market developments, the failure of employees, representatives and third parties to comply with our policies and Risk Framework and the overall complexity of our operations, among other developments, have in the past and may in the future result in a heightened level of risk. For example, we have experienced increased operational, reputational and compliance risk as a result of the prior need to rapidly deploy and implement multiple and varying pandemic relief programs, including the processing of unemployment benefits for California and certain other states, which have resulted in and will continue to result in losses. Our failure to manage evolving risks or properly anticipate, manage, control or mitigate risks could result in additional losses.

Bank of America 16

Regulatory, Compliance and Legal
We are subject to evolving government legislation and regulations and certain settlements, orders and agreements with government authorities from time to time.
We are subject to evolving and comprehensive regulation under federal and state laws in the U.S. and the laws of the various jurisdictions in which we operate, including increasing and complex regulatory sanctions regimes. These laws and regulations significantly affect and have the potential to restrict the scope of our existing businesses, limit our ability to pursue certain business opportunities, including the products and services we offer, reduce certain fees and rates or make our products and services more expensive for our clients. We are also required to file various financial and non-financial regulatory reports to comply with laws, rules and regulations in the jurisdictions in which we operate.
We continue to adjust our business and operations, legal entity structure, disclosure and policies, processes, procedures and controls, including with regard to capital and liquidity management, risk management and data management, to comply with laws, rules and regulations, as well as guidance and interpretation by regulatory authorities, including the Department of Treasury (including the Internal Revenue Service (IRS)), Federal Reserve, OCC, CFPB, Financial Stability Oversight Council, FDIC, Department of Labor, SEC and CFTC in the U.S., foreign regulators, other government authorities and self-regulatory organizations. Further, we could become subject to future laws, rules and regulations beyond those currently proposed, adopted or contemplated in the U.S. or abroad, including policies and rulemaking related to emerging technologies, cybersecurity and data, and climate risk management and ESG governance and reporting, including emissions and sustainability disclosure. The cumulative effect of all of the current and possible future legislation and regulations on our litigation and regulatory exposure, businesses, operations and profitability remains uncertain and necessitates that we make certain assumptions with respect to the scope and requirements of prospective and proposed laws, rules and regulations in our business planning. If these assumptions prove incorrect, we could be subject to increased regulatory, legal and compliance risks and costs as well as potential reputational harm. Also, U.S. and regulatory initiatives abroad may overlap, and non-U.S. regulation and initiatives may be inconsistent or may conflict with current or proposed U.S. regulations, which could lead to compliance risks and increased costs.
Our regulators’ prudential and supervisory authority gives them broad power and discretion to direct our actions, and they have assumed an active oversight, inspection and investigatory role across the financial services industry. Regulatory focus is not limited to laws, rules and regulations applicable to the financial services industry, but includes other significant laws, rules and regulations that apply across industries and jurisdictions, including those related to anti-money laundering, anti-bribery, anti-corruption and regulatory sanctions.
We are also subject to laws, rules and regulations in the U.S. and abroad, including the GDPR and CCPA as modified by the CPRA, and a number of additional jurisdictions enacting or considering similar laws, regarding privacy and the disclosure, collection, use, sharing and safeguarding of personally identifiable information, including our employees, customers, suppliers, counterparties and other third parties, the violation of which could result in litigation, regulatory fines, enforcement actions and operational loss. The complexity and risk of compliance has been magnified by the collection of employee health and/or other information in response to the pandemic. Additionally, we will likely be subject to new and evolving data privacy laws in the U.S. and abroad, which could result in additional costs of compliance, litigation, regulatory fines and enforcement actions. There remains complexity and uncertainty, including potential suspension or prohibition, regarding data transfer because of concerns over compliance with laws, rules and regulations for cross-border flows and transfers of personal data from the European Economic Area (EEA) to the U.S. and other jurisdictions outside of the EEA, resulting from judicial and regulatory guidance. To the extent that a new EU-U.S. Data Privacy Framework leads to a relaxation of applicable legislation and regulations, regardless of transfer mechanism, challenges are expected from consumer advocacy groups. Other jurisdictions, including China, Russia and India, have commenced consultation efforts or enacted new legislation or regulations to establish standards for personal data transfers. If cross-border personal data transfers are suspended or restricted or we are required to implement distinct processes for each jurisdiction’s standards, this could result in operational disruptions to our businesses, additional costs, increased enforcement activity, new contract negotiations with third parties, and/or modification of such data management.
As part of their enforcement authority, our regulators and other government authorities have the authority to, among other things, conduct investigations and assess significant civil or criminal monetary fines, penalties or restitution, issue cease and desist orders, initiate injunctive action, apply regulatory sanctions or enter into consent orders. The amounts paid by us and other financial institutions to settle proceedings or investigations have, in some instances, been substantial and may increase. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such resolutions, which could have significant consequences, including reputational harm, loss of customers, restrictions on the ability to access capital markets, and the inability to operate certain businesses or offer certain products. Our response to regulators and other government authorities may be time-consuming, be expensive and divert management attention from our business. The outcome of any matter, which may last years, may be difficult to predict or estimate.
Additionally, the terms of settlements, orders and agreements that we have entered into with government entities and regulatory authorities have imposed, or could impose, significant operational and compliance costs on us with respect to enhancements to our procedures and controls, losses with respect to fraudulent transactions perpetrated against our customers, expansion of our risk and control functions within our lines of business, investment in technology and the hiring of significant numbers of additional risk, control and compliance personnel. If we fail to meet the requirements of the regulatory settlements, orders or agreements to which we are subject, or, more generally, fail to maintain risk and control procedures and processes that meet the heightened standards established by our regulators and other government authorities, we could be required to enter into further settlements, orders or agreements and pay additional fines, penalties or judgments, or accept material regulatory restrictions on our businesses.
Improper actions, behaviors or practices by us, our employees or representatives that are illegal, unethical or contrary to our core values could harm us, our shareholders or customers or damage the integrity of the financial markets, and are subject to regulatory scrutiny across jurisdictions. The complexity of the regulatory and enforcement regimes in the

17 Bank of America

U.S., coupled with the global scope of our operations and the regulatory environment worldwide, also means that a single event or practice or a series of related events or practices may give rise to a significant number of overlapping investigations and regulatory proceedings, either by multiple federal and state agencies in the U.S. or by multiple regulators and other governmental entities in different jurisdictions. Actions by other members of the financial services industry related to business activities in which we participate may result in investigations by regulators or other government authorities.
While we believe that we have adopted appropriate risk management and compliance programs, compliance risks will continue to exist, particularly as we anticipate and adapt to new and evolving laws, rules and regulations. We also rely upon third parties who may expose us to compliance and legal risk. Future legislative or regulatory actions, and any required changes to our business or operations, or those of third parties upon whom we rely, resulting from such developments and actions could result in a significant loss of revenue, impose additional compliance and other costs or otherwise reduce our profitability, limit the products and services that we offer or our ability to pursue certain business opportunities, require us to dispose of certain businesses or assets, require us to curtail certain businesses, affect the value of assets that we hold, require us to increase our prices and therefore reduce demand for our products, or otherwise adversely affect our businesses.
We are subject to risks from potential liability arising from lawsuits and regulatory and government action.
We face significant legal risks in our business, with a high volume of claims against us and other financial institutions. The amount of damages, penalties and fines that litigants and regulators seek from us and other financial institutions continues to be significant. This includes disputes with consumers, customers and other counterparties.
Financial institutions, including us, continue to be the subject of claims alleging anti-competitive conduct with respect to various products and markets, including U.S. antitrust class actions claiming joint and several liability for treble damages. As disclosed in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements, we also face contractual indemnification and loan-repurchase claims arising from alleged breaches of representations and warranties in the sale of residential mortgages by legacy companies, which may result in a requirement that we repurchase the mortgage loans, or make whole or provide other remedies to counterparties.
U.S. regulators and government agencies regularly pursue enforcement claims against financial institutions including the Corporation for alleged violations of law and customer harm under the Financial Institutions Reform, Recovery, and Enforcement Act, the federal securities laws, the False Claims Act, fair lending laws and regulations (including the Equal Credit Opportunity Act and the Fair Housing Act), antitrust laws, and consumer protection laws and regulations related to products and services such as overdraft and sales practices, including prohibitions on unfair, deceptive, and/or abusive acts and practices under the Consumer Financial Protection Act and the Federal Trade Commission Act. Such claims may carry significant penalties, restitution and, in certain cases, treble damages, and the ultimate resolution of regulatory inquiries, investigations and other proceedings to which we are subject from time-to-time is difficult to predict.
There is also an increased focus on compliance with U.S. and global laws, rules and regulations related to the collection, use, sharing and safeguarding of personally identifiable information and corporate data, as well as the implementation, use and management of emerging technologies, including AI and machine learning. Additionally, misconduct by our employees and representatives, including unethical, fraudulent, improper or illegal conduct, unfair, deceptive, abusive or discriminatory business practices, or violations of policies, procedures, laws, rules or regulations, including conduct that affects compliance with books and records requirements, can result in litigation and/or government investigations and enforcement actions, and cause significant reputational harm. We are also subject to litigation and regulatory and government actions regarding fraud perpetrated against our customers in connection with the use of our products and services and increased scrutiny of sustainability-related policies, goals, targets and disclosure, which could result in litigation, regulatory investigations and actions and reputational harm.
The global environment of extensive investigations, regulation, regulatory compliance burdens, litigation and regulatory enforcement, combined with uncertainty related to the continually evolving regulatory environment, have affected and will likely continue to affect operational and compliance costs and risks, including the limitation or cessation of our ability or feasibility to continue providing certain products and services. Lawsuits and regulatory actions have resulted in and will likely continue to result in judgments, orders, settlements, penalties and fines adverse to us. Further, we entered into orders with government authorities regarding our participation in implementing government relief measures related to the pandemic and other federal and state government assistance programs, including the processing of unemployment benefits for California and certain other states, and continue to be involved in related litigation which may result in judgments and/or settlements. Litigation and investigation costs, substantial legal liability or significant regulatory or government action against us could have material adverse effects on our business, financial condition, including liquidity, and results of operations, and/or cause significant reputational harm.
U.S. federal banking agencies may require us to increase our regulatory capital, total loss-absorbing capacity (TLAC), long-term debt or liquidity requirements.
We are subject to U.S. regulatory capital and liquidity rules. These rules, among other things, establish minimum requirements to qualify as a well-capitalized institution. If any of our subsidiary insured depository institutions fail to maintain their status as well capitalized under the applicable regulatory capital rules, the Federal Reserve will require us to agree to bring the insured depository institution back to well-capitalized status. For the duration of such an agreement, the Federal Reserve may impose restrictions on our activities. If we were to fail to enter into or comply with such an agreement, the Federal Reserve may impose more severe restrictions on our activities, including requiring us to cease and desist activities permitted under the Bank Holding Company Act of 1956.
Capital and liquidity requirements are frequently introduced and amended. It is possible that regulators may increase regulatory capital requirements including TLAC and long-term debt requirements, change how regulatory capital or RWA is calculated or increase liquidity requirements. Our ability to return capital to our shareholders depends in part on our ability to maintain regulatory capital levels above minimum requirements plus buffers. To the extent that increases occur in our SCB, G-SIB surcharge or countercyclical capital buffer, our returns of capital to shareholders, including common stock dividends and common stock repurchases, could decrease. For example, our G-SIB surcharge is expected to increase by 50 bps to 3.0 percent on January 1, 2024. The Federal Reserve could

Bank of America 18

also limit or prohibit capital actions, such as paying or increasing dividends or repurchasing common stock, as a result of economic disruptions or events.
As part of its CCAR, the Federal Reserve conducts stress testing on parts of our business using hypothetical economic scenarios prepared by the Federal Reserve. Those scenarios may affect our CCAR stress test results, which may impact the level of our SCB, requiring us to hold additional capital. For example, based on CCAR 2022 stress test results, our SCB increased 90 bps to 3.4 percent on October 1, 2022.
A significant component of regulatory capital ratios is calculating our RWA and our leverage exposure, which may increase. The Basel Committee on Banking Supervision has also revised several key methodologies for measuring RWA that have not yet been implemented in the U.S., including a standardized approach for operational risk, revised market risk requirements and constraints on the use of internal models, as well as a capital floor based on the revised standardized approaches. It is expected in 2023 that U.S. banking regulators will propose updates to the U.S. capital framework to incorporate the Basel Committee revisions. Economic disruptions or events may also cause an increase in our balance sheet, RWA or leverage exposures, increasing required regulatory capital and liquidity amounts.
Changes to and compliance with the regulatory capital and liquidity requirements may impact our operations by requiring us to liquidate assets, increase borrowings, issue additional equity or other securities, reduce the amount of common stock repurchases or dividends, cease or alter certain operations and business activities or hold highly liquid assets, which may adversely affect our results of operations.
Changes in accounting standards or assumptions in applying accounting policies could adversely affect us.
Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If assumptions, estimates or judgments were erroneously applied, we could be required to correct and restate prior-period financial statements. Accounting standard-setters and those who interpret the accounting standards, including the SEC, banking regulators and our independent registered public accounting firm may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes may be difficult to predict and could impact the preparation and reporting of our financial statements, including the application of new or revised standards retrospectively, resulting in revisions to prior-period financial statements.
We may be adversely affected by changes in U.S. and non-U.S. tax laws and regulations.
It is possible that governmental authorities in the U.S. and/or other countries could further change tax laws in a way that would materially adversely affect us, including changes to the Tax Cuts and Jobs Act of 2017 and Inflation Reduction Act of 2022. New guidelines issued by the Organization for Economic Cooperation and Development could adversely impact how the global profits of multinational enterprises are taxed. Any change in tax laws and regulations or interpretations of current or future tax laws and regulations could materially adversely affect our effective tax rate, tax liabilities and results of operations. U.S. and foreign tax laws are complex and our judgments, interpretations or applications of such tax laws could differ from that of the relevant governmental authority. This could result in additional tax liabilities and interest, penalties, the reduction of certain tax benefits and/or the requirement to make adjustments to amounts recorded, which could be material.
Additionally, we have U.K. net deferred tax assets (DTA) which consist primarily of net operating losses that are expected to be realized by certain subsidiaries over an extended number of years. Adverse developments with respect to tax laws or to other material factors, such as prolonged worsening of Europe’s capital markets or changes in the ability of our U.K. subsidiaries to conduct business in the EU, could lead our management to reassess and/or change its current conclusion that no valuation allowance is necessary with respect to our U.K. net DTA.
Reputation
Damage to our reputation could harm our businesses, including our competitive position and business prospects.
Our ability to attract and retain customers, clients, investors and employees is impacted by our reputation. Harm to our reputation can arise from various sources, including actual or perceived activities of our officers, directors, employees, contractors, third parties, clients, counterparties and other representatives, such as fraud, misconduct and unethical behavior (such as employees’ sales practices), adequacy of our responsiveness to fraud claims perpetrated against our customers, effectiveness of our internal controls, litigation or regulatory matters and their outcomes, compensation practices, lending practices, suitability or reasonableness of particular trading or investment strategies, including the reliability of our research and models, and prohibiting clients from engaging in certain transactions.
Our reputation may also be harmed by actual or perceived failure to deliver the products and standards of service and quality expected by our customers, clients and the community, including the overstatement or mislabeling of the environmental benefits of our products, services or transactions, failure to recognize and address customer complaints, compliance failures, inability to implement or manage emerging technologies, including quantum computing, AI, machine learning and technology change, failure to maintain effective data management, security breaches, cyber incidents, prolonged or repeated system outages, unintended disclosure of personal, proprietary or confidential information, breach of fiduciary obligations and handling of the emergence or continuation of health emergencies or pandemics. For example, we entered into orders with certain government agencies regarding our processing of unemployment benefits for California and certain other states, and continue to be involved in related litigation, which may result in judgments and/or settlements. Our reputation may also be negatively impacted by our ESG practices and disclosures, and those of our customers and third parties.
Actions by the financial services industry generally or by certain members or individuals in the industry also can adversely affect our reputation. Also, adverse publicity or negative information posted on social media by employees, the media or otherwise, whether or not factually correct, may adversely impact our business prospects or financial results.
We are subject to complex and evolving laws and regulations regarding fair lending activity, UDAAP, electronic funds transfers, know-your-customer requirements, data protection and privacy, including the GDPR, CCPA as modified by the CPRA, cross-border data movement, cybersecurity and other matters, as well as evolving and expansive interpretations of these laws and

19 Bank of America

regulations. Principles concerning the appropriate scope of consumer and commercial privacy vary considerably in different jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy may remain fluid. These laws may be interpreted and applied by various jurisdictions in a manner inconsistent with our current or future practices, or with one another. If personal, confidential or proprietary information of customers in our possession, or in the possession of third parties or financial data aggregators, is mishandled, misused or mismanaged, or if we do not timely or adequately address such information, we may face regulatory, legal and operational risks, which could adversely affect our reputation, financial condition and results of operations.
We could suffer reputational harm if we fail to properly identify and manage potential conflicts of interest. Management of potential conflicts of interest has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients. The actual or perceived failure to adequately address conflicts of interest could affect the willingness of clients to use our products and services, or result in litigation or enforcement actions, which could adversely affect our business.
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
Other
The impacts of the pandemic have adversely affected and may in the future adversely affect us.
The COVID-19 pandemic has directly and indirectly negatively impacted the global economy, disrupted global supply chains, adversely affected equity market valuations, created significant volatility and disruption in financial and capital markets, resulted in challenging labor market conditions, and adversely impacted our financial results to varying degrees and in various respects. The future direct and indirect effects of the pandemic on global health and economic conditions and activity remain uncertain, continue to evolve by region, country and state and depend on future developments that cannot be predicted, including impacts from the expiration of the federal COVID-19 Public Health Emergency, surges of COVID-19 cases and the spread of more dangerous variants of COVID-19, the availability, usage and acceptance of effective medical treatments and vaccines, changing client preferences and behavior and future public response and government actions, including travel bans and restrictions, and limitations on business. Such evolving impacts of the pandemic could disrupt the U.S. and global economy, including changes in financial and capital markets, and adversely affect our businesses and operations, liquidity, results of operations and financial condition, including from increased allowance for credit losses and noninterest expenses, which are dependent on the pandemic’s duration and severity.
Reforms to and replacement of IBORs and certain other rates or indices may adversely affect our reputation, business, financial condition and results of operations.
Though significant progress has been made in the global financial markets to replace products and contracts referencing London Interbank Offered Rate (LIBOR) or other IBORs (IBOR Products), the aggregate notional amount of these IBOR
Products remains material to our business. Risks and challenges associated with the transition from IBORs remain and may result in consequences that cannot be fully anticipated, which expose us to various financial, operational, supervisory, conduct and legal risk.
While there has been significant progress in market and client adoption of ARRs, usage of ARRs may vary across or within categories of contracts, products and services, potentially resulting in market fragmentation, decreased trading volumes and liquidity, increased complexity and modeling and operational risks. ARRs have compositions and characteristics that differ from the benchmarks they replace, in some cases they have limited liquidity, and may demonstrate less predictable performance over time than the benchmarks they replace. For example, certain ARRs are calculated on a compounded or weighted-average basis and, unlike IBORs, do not reflect bank credit risk and therefore typically require a spread adjustment. There are important differences between the fallbacks, triggers and calculation methodologies being implemented in cash and derivatives markets. Any mismatch between the adoption of ARRs in loans, securities and derivatives markets may impact hedging or other financial arrangements we have implemented, and we may experience unanticipated market exposures. Changes resulting from transition to successor or alternative rates may adversely affect the yield on loans or securities held by us, amounts paid on securities we have issued, amounts received and paid on derivatives we have entered into, the value of such loans, securities or derivative instruments, the trading market for such products and contracts, and our ability to effectively use hedging instruments to manage risk. There can be no assurance that existing assets and liabilities based on or linked to IBORs that have not already transitioned to ARRs will transition without delay or potential disputes.
Although a significant majority of the aggregate notional amount of our remaining IBOR Products maturing after 2022 include or have been amended to include fallbacks to ARRs, the transitioning of certain IBOR Products that do not include fallback provisions or adequate fallback mechanisms require additional efforts to modify their terms. Some outstanding IBOR Products are particularly challenging to modify due to the requirement that all impacted parties consent to such modification. To address outstanding IBOR Products that are difficult to modify, legislation has been adopted in the U.S. and in other jurisdictions. Litigation, disputes or other action may occur as a result of the interpretation or application of legislation or regulations, including if there is an overlap between laws or regulations in different jurisdictions or from interactions with any FCA-compelled “synthetic” LIBOR settings.
Some of our IBOR Products may contain language giving the calculation agent (which may be us) discretion to determine the successor rate (including the applicable spread adjustment) to the existing benchmark. We may face a risk of litigation, disputes or other actions from clients, counterparties, customers, investors or others based on various claims, for example, that we incorrectly interpreted or enforced IBOR-based contract provisions, failed to appropriately communicate the effect that the transition to ARRs will have on existing and future products, treated affected parties unfairly or made inappropriate product recommendations to or investments on behalf of its clients, or engaged in anti-competitive behavior or unlawfully manipulated markets or benchmarks.
ARR-based products that we develop, launch and/or support, including products using credit sensitive rates, may perform differently to IBOR Products during times of economic stress,

Bank of America 20

adverse or volatile market conditions and across the credit and economic cycle, which may impact the value, return on and profitability of our ARR-based assets. New financial products linked to ARRs may have additional legal, financial, tax, operational, market, compliance, reputational, competitive or other risks to us, our clients and other market participants. Banking regulators in the U.S. and globally have maintained heightened regulatory scrutiny and intensified supervisory focus on financial institution LIBOR transition plans, preparations and readiness, including our use of credit-sensitive rates like the Bloomberg Short-Term Bank Yield Index and ARR-based term rates, which could result in regulatory action, litigation and/or the need to change the products offered by our businesses. Failure to meet industry-wide IBOR transition milestones and to cease issuance of IBOR Products by relevant cessation dates may, subject to certain regulatory exceptions, result in supervisory enforcement by applicable regulators, increase our cost of, and access to, capital or lead to other consequences.
The ongoing market transition has altered, and additional developments may further alter, some aspects of our risk profile and risk management strategies, including derivatives and hedging strategies, modeling and analytics, valuation tools, product design and systems, controls, procedures and operational infrastructure. Further changes may increase costs and expose us to potential risks related to regulatory compliance, requirements or inquiries. Among other risks, various IBOR Products transition to ARRs at different times or in different manners, with the result that we may face unexpected interest rate, pricing or other exposures across business or product lines, and we may face operational risks related to planned processes at certain CCPs to convert outstanding USD LIBOR-cleared derivatives to ARR positions. Continuing reforms to market transition and other factors may adversely affect our business, including the ability to serve customers and maintain market share, financial condition or results of operations and could result in reputational harm to us.
We face significant and increasing competition in the financial services industry.
We operate in a highly competitive environment and experience intense competition from local and global financial institutions and new entrants in domestic and foreign markets. We compete on the basis of a number of factors, including customer service and convenience, the pricing, quality and range of products and services we offer, lending limits, the quality and delivery of our technology and our reputation, experience and relationships in relevant markets. There is increasing pressure to provide products and services on more attractive terms, including lower fees and higher interest rates on deposits, and lower cost investment strategies, which may impact our ability to effectively compete. The changing regulatory environment may also create competitive disadvantages, including from different regulatory requirements.
Emerging technologies and the growth of e-commerce have lowered geographic and monetary barriers of other financial institutions, made it easier for non-depository institutions to offer traditional banking products and services and allowed non-traditional financial service providers and technology companies to compete with traditional financial service companies in providing electronic and internet-based financial solutions and services, including electronic securities trading with low or no fees and commissions, marketplace lending, financial data aggregation and payment processing services, including real-time payment platforms. Further, clients may choose to conduct business with other market participants who engage in business or offer products in areas we deem speculative or risky as an alternative to traditional banking products. Increased competition may reduce our net interest margin and revenues from our fee-based products and services and negatively affect our earnings, including by pressuring us to lower pricing or credit standards, requiring additional investment to improve the quality and delivery of our technology, reducing our market share and/or affecting the willingness of our clients to do business with us.
Our inability to adapt our business strategies, products and services could harm our business.
We rely on a diversified mix of businesses that deliver a broad range of financial products and services through multiple distribution channels. Our success depends on our and our third-party providers’ of products and services abilities to adapt our business strategies, products and services and their respective features in a timely manner, including available payment processing services and technology to rapidly evolving industry standards and consumer preferences.
The widespread adoption and rapid evolution of emerging technologies, including analytic capabilities, self-service digital trading platforms and automated trading markets, internet services, and digital assets, such as central bank digital currencies, cryptocurrencies (including stablecoins), tokens and other cryptoassets that utilize distributed ledger technology (DLT), as well as DLT in payment, clearing and settlement processes creates additional risks, could negatively impact our ability to compete and require substantial expenditures to the extent we were to modify or adapt our existing products and services. As such new technologies evolve and mature, our businesses and results of operations could be adversely impacted, including as a result of the introduction of new competitors to the payment ecosystem and increased volatility in deposits and/or significant long-term reduction in deposits (i.e., financial disintermediation). Also, we may not be as timely or successful in developing or introducing new products and services, integrating new products or services into our existing offerings, responding, managing or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining loyal customers. The Corporation’s, or its third-party providers’, inability or resistance to timely innovate or adapt its operations, products and services to evolving industry standards and consumer preferences could result in service disruptions and harm our business and adversely affect our results of operations and reputation.
We could suffer operational, reputational and financial harm if our models fail to properly anticipate and manage risk.
We use models extensively to forecast losses, project revenue and expenses, assess and control our operations and financial condition, assist in capital planning and measure, forecast and assess capital and liquidity requirements for credit, market, operational and strategic risks. Under our Enterprise Model Risk Policy, Model Risk Management is required to perform model oversight, including independent validation before initial use, ongoing monitoring reviews through outcomes analysis and benchmarking, and periodic revalidation. However, models are subject to inherent limitations from simplifying assumptions, uncertainty regarding economic and financial outcomes, and emerging risks from applications that rely on AI.
Our models may not be sufficiently predictive of future results due to limited historical patterns, extreme or unanticipated market movements or customer behavior and liquidity, especially during severe market downturns or stress events (e.g., geopolitical or pandemic events), which could limit

21 Bank of America

their effectiveness and require timely recalibration. The models that we use to assess and control our market risk exposures also reflect assumptions about the degree of correlation among prices of various asset classes or other market indicators, which may not be representative of the next downturn and would magnify the limitations inherent in using historical data to manage risk. Market conditions in recent years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk. Our models may also be adversely impacted by human error and may not be effective if we fail to properly oversee and review them at regular intervals and detect their flaws during our review and monitoring processes, they contain erroneous data, assumptions, valuations, formulas or algorithms or our applications running the models do not perform as expected. Regardless of the steps we take to help confirm effective controls, governance, monitoring and testing, and implement new technology and automated processes, we could suffer operational, reputational and financial harm, including funding or liquidity shortfalls, if models fail to properly anticipate and manage risks.
Failure to properly manage data may result in our inability to manage risk and business needs, errors in our operations, critical reporting and strategic decision-making, inaccurate reporting and non-compliance with laws, rules and regulations.
We rely on our ability to manage and process data in an accurate, timely and complete manner, including capturing, transporting, aggregating, using, transmitting data externally, and retaining and protecting data appropriately. While we continually update our policies, programs, processes and practices and implement emerging technologies, such as automation, AI and robotics, our data management processes may not be effective and are subject to weaknesses and failures, including human error, data limitations, process delays, system failure or failed controls. Failure to properly manage data effectively in an accurate, timely and complete manner may adversely impact its quality and reliability and our ability to manage current and emerging risk, produce accurate financial and non-financial, regulatory and operational reporting, detect or surveil potential misconduct or non-compliance with laws, rules and regulations, as well as to manage changing business needs, strategic decision-making, resolution strategy and operations. The failure to establish and maintain effective, efficient and controlled data management could adversely impact our ability to develop our products and relationships with our customers, increase regulatory risk and operational losses, and damage our reputation.
Our operations, businesses and customers could be adversely affected by the impacts related to climate change.
Climate change and related environmental sustainability matters present short-term and long-term risks to us. The physical risks include an increase in the frequency and severity of extreme weather events and natural disasters, including floods, wildfires, hurricanes and tornados, as well as chronic longer-term shifts such as rising average global temperatures and sea levels. Such disasters could impact our facilities and employees and disrupt our operations or the operations of customers or third parties, and result in market volatility or negatively impact our customers’ ability to repay outstanding loans, result in rapid deposit outflows or drawdowns of credit facilities, cause supply chain and/or distribution network disruptions, damage collateral or result in the deterioration of the value of collateral or insurance shortfalls.
There is also increasing risk related to the transition to a low-carbon economy. Changes in consumer preferences, market pressures, advancements in technology and additional legislation, regulatory and legal requirements could alter the scope of our existing businesses, limit our ability to pursue certain business activities and offer certain products and services, amplify credit and market risks, negatively impact asset values and increase expenses, including as a result of legal, compliance and public disclosure costs in the U.S. and globally with potential jurisdictional divergence, strategic planning, required capital expenditures and changes in technology and markets, including supply chain and insurance availability and cost. We have devoted and expect to continue to devote additional resources as a result of our response to climate change. Our climate change strategies, policies, and disclosures, our ability to achieve our climate-related goals, targets and commitments, and/or the environmental or climate impacts attributable to our products, transactions or services will likely result in heightened legal and compliance risk and could result in reputational harm as a result of negative public sentiment, regulatory scrutiny, litigation and reduced investor and stakeholder confidence. Our ability to meet our climate-related goals, targets and commitments, including our goal to achieve certain greenhouse gas (GHG) emissions targets by 2030 and net zero GHG emissions in our financing activities, operations and supply chain before 2050, is subject to risks and uncertainties, many of which are outside of our control, such as technology advances, clearly defined roadmaps for industry sectors, public policies and better emissions data reporting, and ongoing engagement with customers, suppliers, investors, government officials and other stakeholders.
There are and will continue to be challenges related to capturing, verifying, analyzing and disclosing climate-related data, which includes nonfinancial data and other information that is subject to measurement uncertainties, may not be independently verified, and may result in legal or reputational harm.
Our ability to attract, develop and retain qualified employees is critical to our success, business prospects and competitive position.
Our performance and competitive position is heavily dependent on the talents, development and efforts of highly skilled individuals. Competition for qualified personnel within the financial services industry and from businesses outside the financial services industry is intense.
Our competitors include global institutions and institutions subject to different compensation and hiring regulations than those imposed on U.S. institutions and financial institutions. Also, our ability to attract, develop and retain employees could be impacted by changing workforce concerns, expectations, practices and preferences (including remote work), and increasing labor shortages and competition for labor, which could increase labor costs.
In order to attract and retain qualified personnel, we must provide market-level compensation. As a large financial and banking institution, we are and may become subject to additional limitations on compensation practices by the Federal Reserve, the OCC, the FDIC and other regulators around the world, which may or may not affect our competitors. Furthermore, because a substantial portion of our annual incentive compensation paid to many of our employees is long-term equity-based awards based on the value of our common stock, declines in our profitability or outlook could adversely affect the ability to attract and retain employees. If we are unable to continue to attract, develop and retain qualified individuals, our business prospects and competitive position could be adversely affected.

Bank of America 22

Item 1B. Unresolved Staff Comments
None
Item 2. Properties
As of December 31, 2022, certain principal offices and other materially important properties consisted of the following:

Facility Name	Location	General Character of the Physical Property	Primary Business Segment	Property Status	Property Square Feet (1)
Bank of America Corporate Center	Charlotte, NC	60 Story Building	Principal Executive Offices	Owned	1,212,177
Bank of America Tower at One Bryant Park	New York, NY	55 Story Building	GWIM, Global Banking and Global Markets	Leased (2)	1,836,575
Bank of America Financial Centre	London, UK	4 Building Campus	Global Banking and Global Markets	Leased	502,344
Cheung Kong Center	Hong Kong	62 Story Building	Global Banking and Global Markets	Leased	149,790
(1)For leased properties, property square feet represents the square footage occupied by the Corporation.
(2)The Corporation has a 49.9 percent joint venture interest in this property.
We own or lease approximately 69.5 million square feet in over 20,000 facilities and ATM locations globally, including approximately 63.9 million square feet in the U.S. (all 50 states and the District of Columbia, the U.S. Virgin Islands, Puerto Rico and Guam) and approximately 5.6 million square feet in more than 35 countries.
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
Item 4. Mine Safety Disclosures
None
Part II
Bank of America Corporation and Subsidiaries
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “BAC.” As of February 21, 2023, there were 143,301 registered shareholders of common stock.
The table below presents common share repurchase activity for the three months ended December 31, 2022. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its bank subsidiaries. Each of the bank subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Purchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Buyback Authority Amounts (3)
October 1 - 31, 2022	2,018	$34.68	2,018	$16,332
November 1 - 30, 2022	17,085	37.14	16,961	15,949
December 1 - 31, 2022	9,133	32.67	9,117	15,783
Three months ended December 31, 2022	28,236	35.52	28,096
(1)Includes 140 thousand shares of the Corporation's common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)In October 2021, the Corporation’s Board of Directors (Board) authorized the repurchase of up to $25 billion of common stock over time (October 2021 Authorization). Additionally, the Board authorized repurchases to offset shares awarded under equity-based compensation plans. During the three months ended December 31, 2022, pursuant to the Board’s authorizations, the Corporation repurchased approximately 28 million shares, or $998 million, of its common stock, including repurchases to offset shares awarded under equity-based compensation plans. For more information, see Capital Management - CCAR and Capital Planning in the MD&A on page 49 and Note 13 – Shareholders’ Equity to the Consolidated Financial Statements.
(3)Remaining Buyback Authority Amounts represents the remaining buyback authority of the October 2021 Authorization. Excludes repurchases to offset shares awarded under equity-based compensation plans.
Depositary Share Repurchases
On December 13, 2022, following the expiration of its cash tender offers, BofA Securities, Inc. (BofAS), a wholly owned indirect subsidiary of Bank of America Corporation (Parent), acquired depositary shares representing fractional interests in shares of the Parent’s preferred stock registered under Section 12 of the Securities Exchange Act of 1934, as amended, in the amounts and for the per share total price set forth in the following table. Also on December 13, 2022, the Parent acquired from BofAS such depositary shares that were previously purchased by BofAS for the same per share price.

23 Bank of America

		Per Depositary Share [1]
Depositary Shares Representing Fractional Interests in Series of Bank of America Preferred Stock	Total Number of Depositary Shares Purchased	Purchase Price	Accrued Dividends	Total Price Paid [2]
Depositary Shares, each representing a 1/1,000th interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series E	373,745	$19.22	$0.0963694	$19.3163694

Depositary Shares, each representing a 1/1,000th interest in a share of 5.875% Non-Cumulative Preferred Stock, Series HH	110,762	24.08	0.1999132	24.2799132

Depositary Shares, each representing a 1/1,000th interest in a share of 5.375% Non-Cumulative Preferred Stock, Series KK	627,514	22.12	n/a	22.1200000

Depositary Shares, each representing a 1/1,000th interest in a share of 5.000% Non-Cumulative Preferred Stock, Series LL	355,040	20.44	n/a	20.4400000

Depositary Shares, each representing a 1/1,000th interest in a share of 4.375% Non-Cumulative Preferred Stock, Series NN	1,006,802	18.20	0.1215278	18.3215278

Depositary Shares, each representing a 1/1,000th interest in a share of 4.125% Non-Cumulative Preferred Stock, Series PP	99,685	17.27	0.1174479	17.3874479

Depositary Shares, each representing a 1/1,000th interest in a share of 4.250% Non-Cumulative Preferred Stock, Series QQ	121,078	17.30	0.0767361	17.3767361

Depositary Shares, each representing a 1/1,000th interest in a share of 4.750% Non-Cumulative Preferred Stock, Series SS	537,327	19.90	0.0857639	19.9857639

Depositary Shares, each representing a 1/1,200th interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series 1	106,361	18.92	0.0571489	18.9771489

Depositary Shares, each representing a 1/1,200th interest in a share of Floating Rate Non-Cumulative Preferred Stock, Series 5	870,231	19.17	0.0790691	19.2490691
(1)The liquidation preference attributable to each depositary share is $25.00.
(2)The total price paid per depositary shares equals the applicable Purchase Price for such depositary shares, plus, if applicable, the Accrued Dividends for such depositary shares.
n/a = not applicable
The Corporation did not have any unregistered sales of equity securities during the three months ended December 31, 2022.
Item 6. [Reserved]

Bank of America 24

Item 7. Bank of America Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

25 Bank of America

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Bank of America Corporation (the Corporation) and its management may make certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipates,” “targets,” “expects,” “hopes,” “estimates,” “intends,” “plans,” “goals,” “believes,” “continue” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” Forward-looking statements represent the Corporation’s current expectations, plans or forecasts of its future results, revenues, provision for credit losses, expenses, efficiency ratio, capital measures, strategy and future business and economic conditions more generally, and other future matters. These statements are not guarantees of future results or performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of this Annual Report on Form 10-K: and in any of the Corporation’s subsequent Securities and Exchange Commission filings: the Corporation’s potential judgments, orders, settlements, penalties, fines and reputational damage resulting from pending or future litigation and regulatory investigations, proceedings and enforcement actions, including as a result of our participation in and execution of government programs related to the Coronavirus Disease 2019 (COVID-19) pandemic, such as the processing of unemployment benefits for California and certain other states; the possibility that the Corporation’s future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, and regulatory and government actions; the possibility that the Corporation could face increased claims from one or more parties involved in mortgage securitizations; the Corporation’s ability to resolve representations and warranties repurchase and related claims; the risks related to the discontinuation of the London Interbank Offered Rate and other reference rates, including increased expenses and litigation and the effectiveness of hedging strategies; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates, inflation, currency exchange rates, economic conditions, trade policies and tensions, including tariffs, and potential geopolitical instability; the impact of the interest rate, inflationary and macroeconomic environment on the Corporation’s business, financial condition and results of operations; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business; potential losses related to the Corporation's concentration of credit risk; the Corporation’s ability to achieve its expense targets and expectations regarding revenue, net interest income, provision for credit losses, net charge-offs, effective tax rate, loan growth or other projections; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements, stress capital buffer requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of changes in or interpretations of income tax laws and regulations; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including, but not limited to, recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards, derivatives regulations and the Coronavirus Aid, Relief, and Economic Security Act and any similar or related rules and regulations; a failure or disruption in or breach of the Corporation’s operational or security systems or infrastructure, or those of third parties, including as a result of cyber-attacks or campaigns; the risks related to the transition and physical impacts of climate change; our ability to achieve environmental, social and governance goals and commitments or the impact of any changes in the Corporation’s sustainability strategy or commitments generally; the impact of any future federal government shutdown and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary or regulatory policy; the emergence or continuation of widespread health emergencies or pandemics, including the magnitude and duration of the COVID-19 pandemic and its impact on U.S. and/or global financial market conditions and our business, results of operations, financial condition and prospects; the impact of natural disasters, extreme weather events, military conflict (including the Russia/Ukraine conflict, the possible expansion of such conflict and potential geopolitical consequences), terrorism or other geopolitical events; and other matters.
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
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “Bank of America,” “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our

Bank of America 26

principal executive offices are located in Charlotte, North Carolina. Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At December 31, 2022, the Corporation had $3.1 trillion in assets and a headcount of approximately 217,000 employees.
As of December 31, 2022, we served clients through operations across the U.S., its territories and more than 35 countries. Our retail banking footprint covers all major markets in the U.S., and we serve approximately 67 million consumer and small business clients with approximately 3,900 retail financial centers, approximately 16,000 ATMs, and leading digital banking platforms (www.bankofamerica.com) with approximately 44 million active users, including approximately 35 million active mobile users. We offer industry-leading support to approximately three million small business households. Our GWIM businesses, with client balances of $3.4 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
Recent Developments
Capital Management
On February 1, 2023, the Corporation’s Board of Directors (the Board) declared a quarterly common stock dividend of $0.22 per share, payable on March 31, 2023 to shareholders of record as of March 3, 2023.
For more information on our capital resources, see Capital Management on page 49.
Changes in U.S. Tax Law
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which contained a number of tax-related provisions. The tax changes included the extension and expansion of renewable energy tax credit programs, the establishment of a new 15 percent alternative minimum tax (AMT) on adjusted financial statement income for large corporations and a one percent excise tax on stock repurchases. For more information, see Financial Highlights – Income Tax Expense on page 29.
Russia/Ukraine Conflict
Due to the Russia/Ukraine conflict, there has been significant volatility in financial and commodities markets, and multiple jurisdictions have implemented various economic sanctions. At December 31, 2022 and 2021, our direct net country exposure to Russia was $443 million and $733 million, primarily consisting of outstanding loans and leases totaling $391 million and $686 million, and our net country exposure to Ukraine was not significant. While the Corporation’s direct exposure to Russia is limited, the potential duration, course and impact of the Russia/Ukraine conflict remain uncertain and could adversely affect macroeconomic and geopolitical conditions, which could negatively impact the Corporation's businesses, results of operations and financial position. For more information on the risks related to the Russia/Ukraine conflict, see the Market, Credit and Geopolitical sections in Item 1A. Risk Factors on page 8.
LIBOR and Other Benchmark Rates
After December 31, 2021, ICE Benchmark Administration (IBA) ceased publishing British Pound Sterling (GBP), Euro, Swiss Franc, and Japanese Yen (JPY) London Interbank Offered Rate (LIBOR) settings and one-week and two-month U.S. dollar (USD) LIBOR settings, subject to the continued publication of certain non-representative LIBOR settings based on a modified calculation (i.e., on a “synthetic” basis). The remaining USD LIBOR settings (i.e., overnight, one month, three month, six month and 12 month) will cease or become non-representative immediately after June 30, 2023, although the Financial Conduct Authority (FCA) has issued a consultation seeking views on whether to compel publication of the one-month, three-month and six-month USD LIBOR settings on a “synthetic” basis for a short time after June 30, 2023 (i.e., through September 30, 2024). Separately, the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (FDIC) issued supervisory guidance encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate by December 31, 2021, subject to certain regulatory-approved exceptions (USD LIBOR Guidance).
As a result, a major transition has been and continues to be in progress in the global financial markets with respect to the replacement of Interbank Offered Rates (IBORs). This has been and continues to be a complex process impacting a variety of our businesses and operations. IBORs have historically been used in many of the Corporation’s products and contracts, including derivatives, consumer and commercial loans, mortgages, floating-rate notes and other adjustable-rate products and financial instruments. In response, the Corporation established an enterprise-wide IBOR transition program, with active involvement of senior management and regular reports to the Management Risk Committee (MRC) and Enterprise Risk Committee (ERC). The program continues to drive the Corporation's industry and regulatory engagement, client and financial contract changes, internal and external communications, technology and operations modifications, including updates to its operational models, systems and processes, introduction of new products, migration of existing clients, and program strategy and governance.
As of December 31, 2021, the Corporation transitioned or otherwise addressed IBOR-based products and contracts referencing the rates that ceased or became non-representative after December 31, 2021, including LIBOR-linked commercial loans, LIBOR-based adjustable-rate consumer mortgages, LIBOR-linked derivatives and interdealer trading of certain USD LIBOR and other interest rate swaps, and related hedging arrangements. Additionally, in accordance with the USD LIBOR Guidance, the Corporation has ceased entering into new contracts that use USD LIBOR as a reference rate, subject to limited exceptions, including those consistent with supervisory guidance.
The Corporation launched capabilities and services to support the issuance of and trading in products indexed to various alternative reference rates (ARRs) and developed employee training programs as well as other internal and external sources of information on the various challenges and opportunities that the replacement of IBORs has presented and continues to present. The Corporation continues to monitor a variety of market scenarios as part of its transition efforts, including risks associated with insufficient preparation by

27 Bank of America

individual market participants or the overall market ecosystem, ability of market participants to meet regulatory and industry-wide recommended milestones, and access and demand by clients and market participants to liquidity in certain products, including LIBOR products.
With respect to the transition of LIBOR products referencing USD LIBOR settings ceasing or becoming non-representative as of June 30, 2023, a significant majority of the Corporation’s notional contractual exposure to such LIBOR settings, of which the significant majority is derivatives contracts, have been remediated (i.e., updated to include fallback provisions to ARRs based on market-driven protocols, regulatory guidance and industry-recommended fallback provisions and related mechanisms), and the Corporation is continuing to remediate the remaining USD LIBOR exposure. For example, during the first half of 2023, certain central counterparties (CCPs) expect to complete processes to convert outstanding USD LIBOR-cleared derivatives to ARR positions. The remaining exposure, a majority of which is made up of derivatives and commercial loans and which represents a small minority of outstanding USD LIBOR notional contractual exposure of the Corporation, requires active dialogue with clients to modify the contracts. For any residual exposures after June 2023 that continue to have no fallback provisions, the Corporation continues to assess and plans to leverage relevant contractual and statutory solutions, including the Adjustable Interest Rate (LIBOR) Act in the U.S. (as implemented by the Federal Reserve) and “synthetic” USD LIBOR (if the FCA compels such publication), to transition such exposure.
While there remain risks to the Corporation associated with the transition from IBORs (as discussed under Item 1A. Risk Factors – Other on page 20), such risks have been monitored and, where applicable, managed through the Corporation’s efforts and dedicated operational resources to date. In the Corporation’s view, the potential likelihood and/or impact of transition-related risks has lessened over time, and the Corporation anticipates it has devoted appropriate resources to remaining transition efforts and will be able to continue to appropriately monitor and manage such risks as the transition process continues. The Corporation expects transition-related risks to further diminish as certain market developments occur prior to June 30, 2023.
The Corporation has implemented regulatory, tax and accounting changes and continues to monitor current and potential impacts of the transition, including Internal Revenue Service tax regulations and guidance and Financial Accounting Standards Board guidance. In addition, the Corporation has engaged impacted clients in connection with the transition by providing education on ARRs and the timing of transition events. The Corporation is also working actively with global regulators, industry working groups and trade associations.
For more information on the expected replacement of LIBOR and other benchmark rates, see Item 1A. Risk Factors – Other on page 20.
Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data
(Dollars in millions, except per share information)	2022	2021
Income statement
Net interest income	$52,462	$42,934
Noninterest income	42,488	46,179
Total revenue, net of interest expense	94,950	89,113
Provision for credit losses	2,543	(4,594)
Noninterest expense	61,438	59,731
Income before income taxes	30,969	33,976
Income tax expense	3,441	1,998
Net income	27,528	31,978
Preferred stock dividends and other	1,513	1,421
Net income applicable to common shareholders	$26,015	$30,557

Per common share information
Earnings	$3.21	$3.60
Diluted earnings	3.19	3.57
Dividends paid	0.86	0.78
Performance ratios
Return on average assets (1)	0.88%	1.05%
Return on average common shareholders’ equity (1)	10.75	12.23
Return on average tangible common shareholders’ equity (2)	15.15	17.02
Efficiency ratio (1)	64.71	67.03
Balance sheet at year end
Total loans and leases	$1,045,747	$979,124
Total assets	3,051,375	3,169,495
Total deposits	1,930,341	2,064,446
Total liabilities	2,778,178	2,899,429
Total common shareholders’ equity	244,800	245,358
Total shareholders’ equity	273,197	270,066
(1)For definitions, see Key Metrics on page 167.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most closely related financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 85.
Net income was $27.5 billion, or $3.19 per diluted share in 2022 compared to $32.0 billion, or $3.57 per diluted share in 2021. The decrease in net income was primarily due to an increase in provision for credit losses, lower noninterest income and higher noninterest expense, partially offset by higher net interest income.
For discussion and analysis of our consolidated and business segment results of operations for 2021 compared to 2020, see Financial Highlights and Business Segment Operations sections in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K.
Net Interest Income
Net interest income increased $9.5 billion to $52.5 billion in 2022 compared to 2021. Net interest yield on a fully taxable-equivalent (FTE) basis increased 30 basis points (bps) to 1.96 percent for 2022. The increase was primarily driven by benefits from higher interest rates, including lower premium amortization expense, and loan growth, partially offset by a lower amount of accelerated net capitalized loan fees due to Paycheck Protection Program (PPP) loan forgiveness, which primarily occurred in 2021. For more information on net interest yield and the FTE basis, see Supplemental Financial Data on page 32, and for

Bank of America 28

more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 79.
Noninterest Income

Table 2	Noninterest Income

(Dollars in millions)		2022	2021
Fees and commissions:
Card income		$6,083	$6,218
Service charges		6,405	7,504
Investment and brokerage services		15,901	16,690
Investment banking fees		4,823	8,887
Total fees and commissions		33,212	39,299
Market making and similar activities		12,075	8,691
Other income		(2,799)	(1,811)
Total noninterest income		$42,488	$46,179
Noninterest income decreased $3.7 billion to $42.5 billion for 2022 compared to 2021. The following highlights the significant changes.
●    Service charges decreased $1.1 billion primarily driven by the impact of non-sufficient funds and overdraft policy changes as well as lower treasury service charges.
●    Investment and brokerage services decreased $789 million primarily driven by lower market valuations and declines in assets under management (AUM) pricing, partially offset by positive AUM flows.
●    Investment banking fees decreased $4.1 billion primarily driven by a decline in demand resulting in lower equity and debt issuance fees and lower advisory fees.
●    Market making and similar activities increased $3.4 billion primarily driven by improved performance across macro products in fixed income, currencies and commodities (FICC) and by the impact of higher interest rates on client financing activities in Equities.
●    Other income decreased $988 million primarily due to certain valuation adjustments.
Provision for Credit Losses
The provision for credit losses increased $7.1 billion to $2.5 billion for 2022 compared to 2021. The provision for credit losses for 2022 was primarily driven by loan growth and a dampened macroeconomic outlook, partially offset by a reserve release for reduced COVID-19 pandemic (the pandemic) uncertainties. For the same period in the prior year, the benefit in the provision for credit losses was due to an improved macroeconomic outlook. For more information on the provision for credit losses, see Allowance for Credit Losses on page 73.
Noninterest Expense

Table 3	Noninterest Expense

(Dollars in millions)		2022	2021
Compensation and benefits		$36,447	$36,140
Occupancy and equipment		7,071	7,138
Information processing and communications		6,279	5,769
Product delivery and transaction related		3,653	3,881
Marketing		1,825	1,939
Professional fees		2,142	1,775
Other general operating		4,021	3,089
Total noninterest expense		$61,438	$59,731
Noninterest expense increased $1.7 billion to $61.4 billion in 2022 compared to 2021. The increase was primarily due to higher investments in people and technology, expense associated with the settlement of the legacy monoline insurance litigation and expense related to certain regulatory matters, partially offset by lower net COVID-19 related costs.
Income Tax Expense

Table 4	Income Tax Expense

(Dollars in millions)		2022	2021
Income before income taxes		$30,969	$33,976
Income tax expense		3,441	1,998
Effective tax rate		11.1%	5.9%
Income tax expense was $3.4 billion for 2022 compared to $2.0 billion in 2021 resulting in an effective tax rate of 11.1 percent compared to 5.9 percent.
The effective tax rates for 2022 and 2021 were primarily driven by our recurring preference benefits. Also included in the effective tax rate for 2021 was the impact of the 2021 U.K. tax law change further discussed in this section. For more information on our recurring tax preference benefits, see Note 19 – Income Taxes to the Consolidated Financial Statements. Absent environmental, social and governance (ESG) tax credits and discrete tax benefits, the effective tax rates would have been approximately 25 percent.
On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which contained a number of tax-related provisions, including the extension and expansion of renewable energy tax credit programs. In particular, partnerships are no longer solely limited to an Investment Tax Credit, but can now also elect a Production Tax Credit for solar energy production facilities placed in service after December 31, 2021.
Other notable tax law changes include the establishment of a new 15 percent AMT on adjusted financial statement income for large corporations and a one percent excise tax on net stock repurchases, both of which were effective for tax years beginning on or after January 1, 2023. The tax law changes for the new AMT permit business credits, including those from ESG investments in renewable energy and affordable housing, to offset potential AMT liability. The Corporation has assessed the potential impacts of these two U.S. tax law changes and does not expect the changes to have a significant effect on its future effective tax rate.
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

29 Bank of America

Balance Sheet Overview

Table 5	Selected Balance Sheet Data

		December 31
(Dollars in millions)		2022	2021	$ Change	% Change
Assets
Cash and cash equivalents		$230,203	$348,221	$(118,018)	(34)%
Federal funds sold and securities borrowed or purchased under agreements to resell		267,574	250,720	16,854	7
Trading account assets		296,108	247,080	49,028	20
Debt securities		862,819	982,627	(119,808)	(12)
Loans and leases		1,045,747	979,124	66,623	7
Allowance for loan and lease losses		(12,682)	(12,387)	(295)	2
All other assets		361,606	374,110	(12,504)	(3)
Total assets		$3,051,375	$3,169,495	$(118,120)	(4)
Liabilities
Deposits		$1,930,341	$2,064,446	$(134,105)	(6)
Federal funds purchased and securities loaned or sold under agreements to repurchase		195,635	192,329	3,306	2
Trading account liabilities		80,399	100,690	(20,291)	(20)
Short-term borrowings		26,932	23,753	3,179	13
Long-term debt		275,982	280,117	(4,135)	(1)
All other liabilities		268,889	238,094	30,795	13
Total liabilities		2,778,178	2,899,429	(121,251)	(4)
Shareholders’ equity		273,197	270,066	3,131	1
Total liabilities and shareholders’ equity		$3,051,375	$3,169,495	$(118,120)	(4)
Assets
At December 31, 2022, total assets were approximately $3.1 trillion, down $118.1 billion from December 31, 2021. The decrease in assets was primarily due to lower debt securities and cash and cash equivalents, partially offset by an increase in loans and leases, trading account assets and federal funds sold and securities borrowed or purchased under agreements to resell.
Cash and Cash Equivalents
Cash and cash equivalents decreased $118.0 billion primarily driven by lower deposits and continued loan growth.
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Federal funds transactions involve lending reserve balances on a short-term basis. Securities borrowed or purchased under agreements to resell are collateralized lending transactions utilized to accommodate customer transactions, earn interest rate spreads and obtain securities for settlement and for collateral. Federal funds sold and securities borrowed or purchased under agreements to resell increased $16.9 billion primarily due to client activity within Global Markets.
Trading Account Assets
Trading account assets consist primarily of long positions in equity and fixed-income securities including U.S. government and agency securities, corporate securities and non-U.S. sovereign debt. Trading account assets increased $49.0 billion primarily due to client activity within Global Markets.
Debt Securities
Debt securities primarily include U.S. Treasury and agency securities, mortgage-backed securities (MBS), principally agency MBS, non-U.S. bonds, corporate bonds and municipal debt. We use the debt securities portfolio primarily to manage interest rate and liquidity risk and to leverage market conditions that create economically attractive returns on these investments. Debt securities decreased $119.8 billion primarily driven by lower deposits and continued loan growth. For more information on debt securities, see Note 4 – Securities to the Consolidated Financial Statements.

Bank of America 30

Loans and Leases
Loans and leases increased $66.6 billion primarily driven by growth in commercial loans, higher credit card spending and higher residential mortgages due to lower paydowns and continued originations. For more information on the loan portfolio, see Credit Risk Management on page 59.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses increased $295 million primarily driven by loan growth and a dampened macroeconomic outlook, partially offset by a reserve release for reduced pandemic uncertainties. For more information, see Allowance for Credit Losses on page 73.
All Other Assets
All other assets decreased $12.5 billion primarily driven by a decline in margin loans and loans held-for-sale (LHFS).
Liabilities
At December 31, 2022, total liabilities were approximately $2.8 trillion, down $121.3 billion from December 31, 2021, primarily due to lower deposits.
Deposits
Deposits decreased $134.1 billion primarily due to an increase in customer spending and a shift to higher yielding accounts.
Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase
Federal funds transactions involve borrowing reserve balances on a short-term basis. Securities loaned or sold under agreements to repurchase are collateralized borrowing transactions utilized to accommodate customer transactions, earn interest rate spreads and finance assets on the balance sheet. Federal funds purchased and securities loaned or sold under agreements to repurchase increased $3.3 billion primarily driven by an increase in repurchase agreements to support liquidity.
Trading Account Liabilities
Trading account liabilities consist primarily of short positions in equity and fixed-income securities including U.S. Treasury and agency securities, non-U.S. sovereign debt and corporate securities. Trading account liabilities decreased $20.3 billion primarily due to lower levels of short positions within Global Markets.

Short-term Borrowings
Short-term borrowings provide an additional funding source and primarily consist of Federal Home Loan Bank (FHLB) short-term borrowings, notes payable and various other borrowings that generally have maturities of one year or less. Short-term borrowings increased $3.2 billion primarily due to an increase in FHLB advances and commercial paper to manage liquidity needs. For more information on short-term borrowings, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements.
Long-term Debt
Long-term debt decreased $4.1 billion primarily due to maturities, redemptions and valuation adjustments, partially offset by issuances. For more information on long-term debt, see Note 11 – Long-term Debt to the Consolidated Financial Statements.
All Other Liabilities
All other liabilities increased $30.8 billion primarily driven by Global Markets client activity.
Shareholders’ Equity
Shareholders’ equity increased $3.1 billion primarily due to net income and the issuance of preferred stock, partially offset by market value decreases on derivatives and debt securities, and returns of capital to shareholders through common and preferred stock dividends and common stock repurchases.
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

31 Bank of America

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
Key Performance Indicators
We present certain key financial and nonfinancial performance indicators (key performance indicators) that management uses when assessing our consolidated and/or segment results. We believe they are useful to investors because they provide additional information about our underlying operational performance and trends. These key performance indicators (KPIs) may not be defined or calculated in the same way as similar KPIs used by other companies. For information on how these metrics are defined, see Key Metrics on page 167.
Our consolidated key performance indicators, which include various equity and credit metrics, are presented in Table 1 on page 28, Table 6 on page 33 and Table 7 on page 34.
For information on key segment performance metrics, see Business Segment Operations on page 37.

Bank of America 32

Table 6	Selected Annual Financial Data

(In millions, except per share information)		2022	2021	2020
Income statement
Net interest income		$52,462	$42,934	$43,360
Noninterest income		42,488	46,179	42,168
Total revenue, net of interest expense		94,950	89,113	85,528
Provision for credit losses		2,543	(4,594)	11,320
Noninterest expense		61,438	59,731	55,213
Income before income taxes		30,969	33,976	18,995
Income tax expense		3,441	1,998	1,101
Net income		27,528	31,978	17,894
Net income applicable to common shareholders		26,015	30,557	16,473
Average common shares issued and outstanding		8,113.7	8,493.3	8,753.2
Average diluted common shares issued and outstanding		8,167.5	8,558.4	8,796.9
Performance ratios
Return on average assets (1)		0.88%	1.05%	0.67%
Return on average common shareholders’ equity (1)		10.75	12.23	6.76
Return on average tangible common shareholders’ equity (1, 2)		15.15	17.02	9.48
Return on average shareholders’ equity (1)		10.18	11.68	6.69
Return on average tangible shareholders’ equity (1, 2)		13.76	15.71	9.07
Total ending equity to total ending assets		8.95	8.52	9.68
Common equity ratio (1)		8.02	7.74	8.81
Total average equity to total average assets		8.62	9.02	9.96
Dividend payout (1)		26.77	21.51	38.18
Per common share data
Earnings		$3.21	$3.60	$1.88
Diluted earnings		3.19	3.57	1.87
Dividends paid		0.86	0.78	0.72
Book value (1)		30.61	30.37	28.72
Tangible book value (2)		21.83	21.68	20.60
Market capitalization		$264,853	$359,383	$262,206
Average balance sheet
Total loans and leases		$1,016,782	$920,401	$982,467
Total assets		3,135,894	3,034,623	2,683,122
Total deposits		1,986,158	1,914,286	1,632,998
Long-term debt		246,479	237,703	220,440
Common shareholders’ equity		241,981	249,787	243,685
Total shareholders’ equity		270,299	273,757	267,309
Asset quality
Allowance for credit losses (3)		$14,222	$13,843	$20,680
Nonperforming loans, leases and foreclosed properties (4)		3,978	4,697	5,116
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (4)		1.22%	1.28%	2.04%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (4)		333	271	380
Net charge-offs		$2,172	$2,243	$4,121
Net charge-offs as a percentage of average loans and leases outstanding (4)		0.21%	0.25%	0.42%
Capital ratios at year end (5)
Common equity tier 1 capital		11.2%	10.6%	11.9%
Tier 1 capital		13.0	12.1	13.5
Total capital		14.9	14.1	16.1
Tier 1 leverage		7.0	6.4	7.4
Supplementary leverage ratio		5.9	5.5	7.2
Tangible equity (2)		6.8	6.4	7.4
Tangible common equity (2)		5.9	5.7	6.5
(1)For definition, see Key Metrics on page 167.
(2)Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 32 and Non-GAAP Reconciliations on page 85.
(3)Includes the allowance for loan and leases losses and the reserve for unfunded lending commitments.
(4)Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 63 and corresponding Table 27 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 68 and corresponding Table 34.
(5)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 49.

33 Bank of America

Table 7	Selected Quarterly Financial Data

	2022 Quarters				2021 Quarters
(In millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement
Net interest income	$14,681	$13,765	$12,444	$11,572	$11,410	$11,094	$10,233	$10,197
Noninterest income	9,851	10,737	10,244	11,656	10,650	11,672	11,233	12,624
Total revenue, net of interest expense	24,532	24,502	22,688	23,228	22,060	22,766	21,466	22,821
Provision for credit losses	1,092	898	523	30	(489)	(624)	(1,621)	(1,860)
Noninterest expense	15,543	15,303	15,273	15,319	14,731	14,440	15,045	15,515
Income before income taxes	7,897	8,301	6,892	7,879	7,818	8,950	8,042	9,166
Income tax expense	765	1,219	645	812	805	1,259	(1,182)	1,116
Net income	7,132	7,082	6,247	7,067	7,013	7,691	9,224	8,050
Net income applicable to common shareholders	6,904	6,579	5,932	6,600	6,773	7,260	8,964	7,560
Average common shares issued and outstanding	8,088.3	8,107.7	8,121.6	8,136.8	8,226.5	8,430.7	8,620.8	8,700.1
Average diluted common shares issued and outstanding	8,155.7	8,160.8	8,163.1	8,202.1	8,304.7	8,492.8	8,735.5	8,755.6
Performance ratios
Return on average assets (1)	0.92%	0.90%	0.79%	0.89%	0.88%	0.99%	1.23%	1.13%
Four-quarter trailing return on average assets (2)	0.88	0.87	0.89	0.99	1.05	1.04	0.97	0.79
Return on average common shareholders’ equity (1)	11.24	10.79	9.93	11.02	10.90	11.43	14.33	12.28
Return on average tangible common shareholders’ equity (3)	15.79	15.21	14.05	15.51	15.25	15.85	19.90	17.08
Return on average shareholders’ equity (1)	10.38	10.37	9.34	10.64	10.27	11.08	13.47	11.91
Return on average tangible shareholders’ equity (3)	13.98	13.99	12.66	14.40	13.87	14.87	18.11	16.01
Total ending equity to total ending assets	8.95	8.77	8.65	8.23	8.52	8.83	9.15	9.23
Common equity ratio (1)	8.02	7.82	7.71	7.40	7.74	8.07	8.37	8.41
Total average equity to total average assets	8.87	8.73	8.49	8.40	8.56	8.95	9.11	9.52
Dividend payout (1)	25.71	27.06	28.68	25.86	25.33	24.10	17.25	20.68
Per common share data
Earnings	$0.85	$0.81	$0.73	$0.81	$0.82	$0.86	$1.04	$0.87
Diluted earnings	0.85	0.81	0.73	0.80	0.82	0.85	1.03	0.86
Dividends paid	0.22	0.22	0.21	0.21	0.21	0.21	0.18	0.18
Book value (1)	30.61	29.96	29.87	29.70	30.37	30.22	29.89	29.07
Tangible book value (3)	21.83	21.21	21.13	20.99	21.68	21.69	21.61	20.90
Market capitalization	$264,853	$242,338	$250,136	$332,320	$359,383	$349,841	$349,925	$332,337
Average balance sheet
Total loans and leases	$1,039,247	$1,034,334	$1,014,886	$977,793	$945,062	$920,509	$907,900	$907,723
Total assets	3,074,289	3,105,546	3,157,885	3,207,702	3,164,118	3,076,452	3,015,113	2,879,221
Total deposits	1,925,544	1,962,775	2,012,079	2,045,811	2,017,223	1,942,705	1,888,834	1,805,747
Long-term debt	243,871	250,204	245,781	246,042	248,525	248,988	232,034	220,836
Common shareholders’ equity	243,647	241,882	239,523	242,865	246,519	252,043	250,948	249,648
Total shareholders’ equity	272,629	271,017	268,197	269,309	270,883	275,484	274,632	274,047
Asset quality
Allowance for credit losses (4)	$14,222	$13,817	$13,434	$13,483	$13,843	$14,693	$15,782	$17,997
Nonperforming loans, leases and foreclosed properties (5)	3,978	4,156	4,326	4,778	4,697	4,831	5,031	5,299
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.22%	1.20%	1.17%	1.23%	1.28%	1.43%	1.55%	1.80%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	333	309	288	262	271	279	287	313
Net charge-offs	$689	$520	$571	$392	$362	$463	$595	$823
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.26%	0.20%	0.23%	0.16%	0.15%	0.20%	0.27%	0.37%
Capital ratios at period end (6)
Common equity tier 1 capital	11.2%	11.0%	10.5%	10.4%	10.6%	11.1%	11.5%	11.8%
Tier 1 capital	13.0	12.8	12.3	12.0	12.1	12.6	13.0	13.3
Total capital	14.9	14.7	14.2	14.0	14.1	14.7	15.1	15.6
Tier 1 leverage	7.0	6.8	6.5	6.3	6.4	6.6	6.9	7.2
Supplementary leverage ratio	5.9	5.8	5.5	5.4	5.5	5.6	5.9	7.0
Tangible equity (3)	6.8	6.6	6.5	6.2	6.4	6.7	7.0	7.0
Tangible common equity (3)	5.9	5.7	5.6	5.3	5.7	5.9	6.2	6.2
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets	29.0%	28.9%	27.8%	27.2%	26.9%	27.7%	27.7%	26.8%
Total loss-absorbing capacity to supplementary leverage exposure	13.2	13.0	12.6	12.2	12.1	12.4	12.5	14.1
Eligible long-term debt to risk-weighted assets	15.2	15.2	14.7	14.4	14.1	14.4	14.1	13.0
Eligible long-term debt to supplementary leverage exposure	6.9	6.8	6.6	6.5	6.3	6.4	6.3	6.8
(1)For definitions, see Key Metrics on page 167.
(2)Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.
(3)Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 32 and Non-GAAP Reconciliations on page 85.
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
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 49.

Bank of America 34

Table 8	Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	2022			2021			2020
Earning assets
Interest-bearing deposits with the Federal Reserve, non- U.S. central banks and other banks	$195,564	$2,591	1.32%	$255,595	$172	0.07%	$253,227	$359	0.14%
Time deposits placed and other short-term investments	9,209	132	1.44	7,603	15	0.19	8,840	29	0.33
Federal funds sold and securities borrowed or purchased under agreements to resell (2)	292,799	4,560	1.56	267,257	(90)	(0.03)	309,945	903	0.29
Trading account assets	158,102	5,586	3.53	147,891	3,823	2.58	148,076	4,185	2.83
Debt securities	922,730	17,207	1.86	905,169	12,433	1.38	532,266	9,868	1.87
Loans and leases (3)
Residential mortgage	227,604	6,375	2.80	216,983	5,995	2.76	236,719	7,338	3.10
Home equity	27,364	959	3.50	31,014	1,066	3.44	38,251	1,290	3.37
Credit card	83,539	8,408	10.06	75,385	7,772	10.31	85,017	8,759	10.30
Direct/Indirect and other consumer	107,050	3,317	3.10	96,472	2,276	2.36	89,974	2,545	2.83
Total consumer	445,557	19,059	4.28	419,854	17,109	4.08	449,961	19,932	4.43
U.S. commercial	366,748	12,251	3.34	324,795	8,606	2.65	344,095	9,712	2.82
Non-U.S. commercial	125,222	3,702	2.96	99,584	1,752	1.76	106,487	2,208	2.07
Commercial real estate (4)	65,421	2,595	3.97	60,303	1,496	2.48	63,428	1,790	2.82
Commercial lease financing	13,834	473	3.42	15,865	462	2.91	18,496	559	3.02
Total commercial	571,225	19,021	3.33	500,547	12,316	2.46	532,506	14,269	2.68
Total loans and leases	1,016,782	38,080	3.75	920,401	29,425	3.20	982,467	34,201	3.48
Other earning assets	105,674	4,847	4.59	112,512	2,321	2.06	83,078	2,539	3.06
Total earning assets	2,700,860	73,003	2.70	2,616,428	48,099	1.84	2,317,899	52,084	2.25
Cash and due from banks	28,029			31,214			31,885
Other assets, less allowance for loan and lease losses	407,005			386,981			333,338
Total assets	$3,135,894			$3,034,623			$2,683,122
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$987,247	$3,145	0.32%	$925,970	$314	0.03%	$829,719	$977	0.12%
Time and savings deposits	166,490	818	0.49	161,512	170	0.11	170,750	734	0.43
Total U.S. interest-bearing deposits	1,153,737	3,963	0.34	1,087,482	484	0.04	1,000,469	1,711	0.17
Non-U.S. interest-bearing deposits	80,951	755	0.93	82,769	53	0.06	77,046	232	0.30
Total interest-bearing deposits	1,234,688	4,718	0.38	1,170,251	537	0.05	1,077,515	1,943	0.18
Federal funds purchased and securities loaned or sold under agreements to repurchase	214,369	4,117	1.92	210,848	461	0.22	188,511	1,229	0.65
Short-term borrowings and other interest-bearing liabilities (2)	137,277	2,861	2.08	106,975	(819)	(0.77)	104,955	(242)	(0.23)
Trading account liabilities	51,208	1,538	3.00	54,107	1,128	2.08	41,386	974	2.35
Long-term debt	246,479	6,869	2.79	237,703	3,431	1.44	220,440	4,321	1.96
Total interest-bearing liabilities	1,884,021	20,103	1.07	1,779,884	4,738	0.27	1,632,807	8,225	0.50
Noninterest-bearing sources
Noninterest-bearing deposits	751,470			744,035			555,483
Other liabilities (5)	230,104			236,947			227,523
Shareholders’ equity	270,299			273,757			267,309
Total liabilities and shareholders’ equity	$3,135,894			$3,034,623			$2,683,122
Net interest spread			1.63%			1.57%			1.75%
Impact of noninterest-bearing sources			0.33			0.09			0.15
Net interest income/yield on earning assets (6)		$52,900	1.96%		$43,361	1.66%		$43,859	1.90%
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
(4)Includes U.S. commercial real estate loans of $61.1 billion, $56.5 billion and $59.8 billion, and non-U.S. commercial real estate loans of $4.3 billion, $3.8 billion and $3.6 billion for 2022, 2021 and 2020, respectively.
(5)Includes $30.7 billion, $30.4 billion and $34.3 billion of structured notes and liabilities for 2022, 2021 and 2020, respectively.
(6)Net interest income includes FTE adjustments of $438 million, $427 million and $499 million for 2022, 2021 and 2020, respectively.

35 Bank of America

Table 9	Analysis of Changes in Net Interest Income - FTE Basis

	Due to Change in (1)		Net Change	Due to Change in (1)		Net Change
	Volume	Rate		Volume	Rate
(Dollars in millions)	From 2021 to 2022			From 2020 to 2021
Increase (decrease) in interest income
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$(35)	$2,454	$2,419	$(1)	$(186)	$(187)
Time deposits placed and other short-term investments	2	115	117	(4)	(10)	(14)
Federal funds sold and securities borrowed or purchased under agreements to resell	2	4,648	4,650	(128)	(865)	(993)
Trading account assets	256	1,507	1,763	—	(362)	(362)
Debt securities	301	4,473	4,774	7,059	(4,494)	2,565
Loans and leases
Residential mortgage	287	93	380	(612)	(731)	(1,343)
Home equity	(125)	18	(107)	(245)	21	(224)
Credit card	841	(205)	636	(994)	7	(987)
Direct/Indirect and other consumer	250	791	1,041	185	(454)	(269)
Total consumer			1,950			(2,823)
U.S. commercial	1,113	2,532	3,645	(553)	(553)	(1,106)
Non-U.S. commercial	452	1,498	1,950	(147)	(309)	(456)
Commercial real estate	126	973	1,099	(89)	(205)	(294)
Commercial lease financing	(59)	70	11	(80)	(17)	(97)
Total commercial			6,705			(1,953)
Total loans and leases			8,655			(4,776)
Other earning assets	(144)	2,670	2,526	904	(1,122)	(218)
Net increase (decrease) in interest income			$24,904			$(3,985)
Increase (decrease) in interest expense
U.S. interest-bearing deposits
Demand and money market deposits	$(18)	$2,849	$2,831	$134	$(797)	$(663)
Time and savings deposits	13	635	648	(39)	(525)	(564)
Total U.S. interest-bearing deposits			3,479			(1,227)
Non-U.S. interest-bearing deposits	(4)	706	702	16	(195)	(179)
Total interest-bearing deposits			4,181			(1,406)
Federal funds purchased and securities loaned or sold under agreements to repurchase	11	3,645	3,656	142	(910)	(768)
Short-term borrowings and other interest-bearing liabilities	(238)	3,918	3,680	(4)	(573)	(577)
Trading account liabilities	(63)	473	410	298	(144)	154
Long-term debt	118	3,320	3,438	338	(1,228)	(890)
Net increase (decrease) in interest expense			15,365			(3,487)
Net increase (decrease) in net interest income (2)			$9,539			$(498)
(1)The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of change attributable to the variance in rate for that category. The unallocated change in rate or volume variance is allocated between the rate and volume variances.
(2)Includes an increase (decrease) in FTE basis adjustments of $11 million from 2021 to 2022 and $(72) million from 2020 to 2021.

Bank of America 36

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

Bank of America Corporation

- ***Consumer Banking***
  - Deposits
    - Consumer Deposits
    - Consumer Invvestments
    - Small Business Client Management
  - Consumer Lending
    - Consumer and Small Business Credit Card
    - Debit Card
    - Consumer Real Estate Loans
    - Consumer Vehicle Lending
- ***Global Wealth & Investment Management***
  - Merrill Wealth Management
  - Bank of America Private Bank
- ***Global Banking***
  - Global Investment Banking
  - Global Corporate Banking
  - Global Commercial Banking
  - Business Banking
- ***Global Markets***
  - Fixed Income, Currencies and Commodities Markets
  - Equity Markets
- ***All Other***
  - ALM Activities
  - Liquidating Businesses
  - Equity Investments
  - Corporate Activities and Residual Expense Allocations
  - Accounting Reclassifications and Eliminations

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
For more information on our presentation of financial information on an FTE basis, see Supplemental Financial Data on page 32, and for reconciliations to consolidated total revenue, net income and year-end total assets, see Note 23 – Business Segment Information to the Consolidated Financial Statements.
Key Performance Indicators
We present certain key financial and nonfinancial performance indicators that management uses when evaluating segment results. We believe they are useful to investors because they provide additional information about our segments’ operational performance, customer trends and business growth.

37 Bank of America

Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
(Dollars in millions)	2022	2021	2022	2021	2022	2021	% Change
Net interest income	$19,254	$14,358	$10,791	$10,571	$30,045	$24,929	21%
Noninterest income:
Card income	(36)	(28)	5,205	5,200	5,169	5,172	—
Service charges	2,703	3,535	3	3	2,706	3,538	(24)
All other income	478	223	237	143	715	366	95
Total noninterest income	3,145	3,730	5,445	5,346	8,590	9,076	(5)
Total revenue, net of interest expense	22,399	18,088	16,236	15,917	38,635	34,005	14

Provision for credit losses	564	240	1,416	(1,275)	1,980	(1,035)	n/m
Noninterest expense	12,393	11,650	7,684	7,640	20,077	19,290	4
Income before income taxes	9,442	6,198	7,136	9,552	16,578	15,750	5
Income tax expense	2,314	1,519	1,748	2,340	4,062	3,859	5
Net income	$7,128	$4,679	$5,388	$7,212	$12,516	$11,891	5

Effective tax rate (1)					24.5%	24.5%

Net interest yield	1.82%	1.48%	3.72%	3.77%	2.73%	2.45%
Return on average allocated capital	55	39	20	27	31	31
Efficiency ratio	55.33	64.41	47.32	48.00	51.96	56.73

Balance Sheet

Average
Total loans and leases	$4,161	$4,431	$288,205	$279,630	$292,366	$284,061	3%
Total earning assets (2)	1,057,531	973,018	289,719	280,080	1,099,410	1,016,751	8
Total assets (2)	1,090,692	1,009,387	296,499	285,532	1,139,351	1,058,572	8
Total deposits	1,056,783	976,093	5,778	6,934	1,062,561	983,027	8
Allocated capital	13,000	12,000	27,000	26,500	40,000	38,500	4

Year End
Total loans and leases	$4,148	$4,206	$300,613	$282,305	$304,761	$286,511	6%
Total earning assets (2)	1,043,049	1,048,009	300,787	282,850	1,085,079	1,090,331	—
Total assets (2)	1,077,203	1,082,449	308,007	289,220	1,126,453	1,131,142	—
Total deposits	1,043,194	1,049,085	5,605	5,910	1,048,799	1,054,995	(1)
(1)Estimated at the segment level only.
(2)In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.
n/m = not meaningful
Consumer Banking, comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. Deposits and Consumer Lending include the net impact of migrating customers and their related deposit, brokerage asset and loan balances between Deposits, Consumer Lending and GWIM, as well as other client-managed businesses. Our customers and clients have access to a coast-to-coast network including financial centers in 38 states and the District of Columbia. As of December 31, 2022, our network includes approximately 3,900 financial centers, approximately 16,000 ATMs, nationwide call centers and leading digital banking platforms with more than 44 million active users, including approximately 35 million active mobile users.
Consumer Banking Results
Net income for Consumer Banking increased $625 million to $12.5 billion due to higher revenue, partially offset by an increase in provision for credit losses and higher noninterest expense. Net interest income increased $5.1 billion to $30.0 billion primarily driven by higher interest rates and the benefits of higher deposit and loan balances, partially offset by a lower amount of accelerated net capitalized loan fees due to PPP loan forgiveness, which primarily occurred in 2021. Noninterest income decreased $486 million to $8.6 billion primarily driven by the impact of non-sufficient funds and overdraft policy changes, partially offset by a gain on the sale of an affinity card loan portfolio in the fourth quarter of 2022.
The provision for credit losses increased $3.0 billion to $2.0 billion primarily driven by loan growth and a dampened macroeconomic outlook in 2022, compared to a benefit in 2021 due to an improved macroeconomic outlook. Noninterest expense increased $787 million to $20.1 billion primarily driven by continued investments for business growth, including marketing, technology and people, as well as increased client activity, partially offset by an impairment charge for real estate rationalization and the contribution to the Bank of America Foundation in the prior year.
The return on average allocated capital was 31 percent, unchanged from 2021. For more information on capital allocated to the business segments, see Business Segment Operations on page 37.
Deposits
Deposits includes the results of consumer deposit activities that consist of a comprehensive range of products provided to consumers and small businesses. Our deposit products include noninterest- and interest-bearing checking accounts, money market savings accounts, traditional savings accounts, CDs and IRAs, as well as investment accounts and products. Net interest income is allocated to deposit products using our funds transfer pricing process that matches assets and liabilities with similar interest rate sensitivity and maturity characteristics. Deposits generates fees such as account service fees and ATM fees, as well as investment and brokerage fees from Consumer Investment accounts. Consumer Investments serves investment client relationships through the Merrill Edge integrated investing and banking service platform, providing investment advice and guidance, client brokerage asset services, self-directed online investing and key banking capabilities including access to the

Bank of America 38

Corporation’s network of financial centers and ATMs.
Net income for Deposits increased $2.4 billion to $7.1 billion due to higher revenue, partially offset by higher noninterest expense and an increase in provision for credit losses. Net interest income increased $4.9 billion to $19.3 billion primarily due to higher interest rates and the benefit of higher deposit balances. Noninterest income decreased $585 million to $3.1 billion primarily driven by the impact of non-sufficient funds and overdraft policy changes, partially offset by higher other service charges due to increased client activity.
The provision for credit losses increased $324 million to $564 million primarily driven by increased overdraft losses due to higher payment activity related to checking accounts. The benefit in the prior year was due to an improved macroeconomic outlook. Noninterest expense increased $743 million to $12.4 billion primarily driven by continued investments for business growth and increased client activity, partially offset by an impairment charge for real estate rationalization in the prior year.
Average deposits increased $80.7 billion to $1.1 trillion primarily due to net inflows of $46.8 billion in checking and $34.9 billion in money market savings largely driven by strong organic growth.
The table below provides key performance indicators for Deposits. Management uses these metrics, and we believe they are useful to investors because they provide additional information to evaluate our deposit profitability and digital/mobile trends.

Key Statistics – Deposits

	2022	2021
Total deposit spreads (excludes noninterest costs) (1)	1.86%	1.69%

Year End
Consumer investment assets (in millions) (2)	$319,648	$368,831
Active digital banking users (in thousands) (3)	44,054	41,365
Active mobile banking users (in thousands) (4)	35,452	32,980
Financial centers	3,913	4,173
ATMs	15,528	16,209
(1)Includes deposits held in Consumer Lending.
(2)Includes client brokerage assets, deposit sweep balances and AUM in Consumer Banking.
(3)Represents mobile and/or online active users over the past 90 days.
(4)Represents mobile active users over the past 90 days.
Consumer investment assets decreased $49.2 billion to $319.6 billion driven by market performance, partially offset by client flows. Active mobile banking users increased approximately two million, reflecting continuing changes in our clients’ banking preferences. We had a net decrease of 260 financial centers and 681 ATMs as we continue to optimize our consumer banking network.
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
Net income for Consumer Lending decreased $1.8 billion to $5.4 billion primarily due to an increase in provision for credit losses. Net interest income increased $220 million to $10.8 billion primarily due to higher interest rates and loan balances, largely offset by a lower amount of accelerated net capitalized loan fees due to PPP loan forgiveness, which primarily occurred in 2021. Noninterest income increased $99 million to $5.4 billion primarily driven by a gain on the sale of an affinity card loan portfolio in the fourth quarter of 2022.
The provision for credit losses increased $2.7 billion to $1.4 billion primarily driven by loan growth and a dampened macroeconomic environment in 2022 compared to a benefit in 2021 due to an improved macroeconomic outlook. Noninterest expense increased $44 million to $7.7 billion largely driven by continued investments for business growth and increased client activity, partially offset by the contribution to the Bank of America Foundation in the prior year.
Average loans increased $8.6 billion to $288.2 billion primarily driven by an increase in credit card loans and first mortgage loans, partially offset by a decline in PPP loans.
The table below provides key performance indicators for Consumer Lending. Management uses these metrics, and we believe they are useful to investors because they provide additional information about loan growth and profitability.

Key Statistics – Consumer Lending

(Dollars in millions)	2022	2021
Total credit card (1)
Gross interest yield (2)	10.42%	10.17%
Risk-adjusted margin (3)	10.06	10.17
New accounts (in thousands)	4,397	3,594
Purchase volumes	$356,588	$311,571
Debit card purchase volumes	$503,583	$473,770
(1)Includes GWIM's credit card portfolio.
(2)Calculated as the effective annual percentage rate divided by average loans.
(3)Calculated as the difference between total revenue, net of interest expense, and net credit losses divided by average loans.
During 2022, the total risk-adjusted margin decreased 11 bps primarily driven by lower net interest margin and lower fee income, partially offset by lower net credit losses. Total credit card purchase volumes increased $45.0 billion to $356.6 billion and debit card purchase volumes increased $29.8 billion to $503.6 billion, reflecting higher levels of consumer spending.

Key Statistics – Loan Production (1)

(Dollars in millions)	2022	2021
Consumer Banking:
First mortgage	$20,981	$45,976
Home equity	7,988	3,996
Total (2):
First mortgage	$44,765	$79,692
Home equity	9,591	4,895
(1)The loan production amounts represent the unpaid principal balance of loans and, in the case of home equity, the principal amount of the total line of credit.
(2)In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations for Consumer Banking and the total Corporation decreased $25.0 billion and $34.9 billion during 2022 primarily driven by changes in demand.
Home equity production in Consumer Banking and the total Corporation increased $4.0 billion and $4.7 billion during 2022 primarily driven by higher demand.

39 Bank of America

Global Wealth & Investment Management

(Dollars in millions)	2022	2021	% Change
Net interest income	$7,466	$5,664	32%
Noninterest income:
Investment and brokerage services	13,561	14,312	(5)
All other income	721	772	(7)
Total noninterest income	14,282	15,084	(5)
Total revenue, net of interest expense	21,748	20,748	5

Provision for credit losses	66	(241)	(127)
Noninterest expense	15,490	15,258	2
Income before income taxes	6,192	5,731	8
Income tax expense	1,517	1,404	8
Net income	$4,675	$4,327	8

Effective tax rate	24.5%	24.5%

Net interest yield	1.95	1.51
Return on average allocated capital	27	26
Efficiency ratio	71.23	73.54

Balance Sheet

Average
Total loans and leases	$219,810	$196,899	12%
Total earning assets	383,352	374,273	2
Total assets	396,167	386,918	2
Total deposits	351,329	340,124	3
Allocated capital	17,500	16,500	6

Year end
Total loans and leases	$223,910	$208,971	7
Total earning assets	355,461	425,112	(16)
Total assets	368,893	438,275	(16)
Total deposits	323,899	390,143	(17)

GWIM consists of two primary businesses: Merrill Wealth Management and Bank of America Private Bank.
Merrill Wealth Management’s advisory business provides a high-touch client experience through a network of financial advisors focused on clients with over $250,000 in total investable assets. Merrill Wealth Management provides tailored solutions to meet clients’ needs through a full set of investment management, brokerage, banking and retirement products.
Bank of America Private Bank, together with Merrill Wealth Management’s Private Wealth Management business, provides comprehensive wealth management solutions targeted to high net worth and ultra high net worth clients, as well as customized solutions to meet clients’ wealth structuring, investment management, trust and banking needs, including specialty asset management services.
Net income for GWIM increased $348 million to $4.7 billion driven by higher revenue, partially offset by higher provision for credit losses and noninterest expense. The operating margin remained unchanged at 28 percent compared to a year ago.
Net interest income increased $1.8 billion to $7.5 billion due to the impacts of higher interest rates, as well as the benefits of higher loan and deposit balances.
Noninterest income, which primarily includes investment and brokerage services income, decreased $802 million to $14.3 billion primarily due to the impacts of lower market valuations and declines in AUM pricing, partially offset by the impact of positive AUM flows.
The provision for credit losses increased $307 million primarily due to a dampened macroeconomic outlook and loan growth in the current-year period, compared to a benefit in the prior-year period due to an improved macroeconomic outlook. Noninterest expense increased $232 million to $15.5 billion primarily due to continued investments in the business, partially offset by lower revenue-related incentives.
The return on average allocated capital was 27 percent, up from 26 percent, due to higher net income, partially offset by an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 37.
Average loans increased $22.9 billion to $219.8 billion primarily due to residential mortgage, securities-based lending and custom lending. Average deposits increased $11.2 billion to $351.3 billion primarily driven by inflows from new and existing accounts.
Merrill Wealth Management revenue of $18.1 billion increased four percent primarily driven by the benefits of higher interest rates, as well as higher deposit and loan balances, partially offset by the impact of lower market valuations and declines in AUM pricing.
Bank of America Private Bank revenue of $3.6 billion increased nine percent primarily driven by the benefits of higher interest rates, as well as higher deposit and loan balances, partially offset by the impact of lower market valuations.

Bank of America 40

Key Indicators and Metrics

(Dollars in millions)	2022	2021
Revenue by Business
Merrill Wealth Management	$18,135	$17,448
Bank of America Private Bank	3,613	3,300
Total revenue, net of interest expense	$21,748	$20,748

Client Balances by Business, at year end
Merrill Wealth Management	$2,822,910	$3,214,881
Bank of America Private Bank	563,931	625,453
Total client balances	$3,386,841	$3,840,334

Client Balances by Type, at year end
Assets under management	$1,401,474	$1,638,782
Brokerage and other assets	1,482,025	1,655,021
Deposits	323,899	390,143
Loans and leases (1)	226,973	212,251
Less: Managed deposits in assets under management	(47,530)	(55,863)
Total client balances	$3,386,841	$3,840,334

Assets Under Management Rollforward
Assets under management, beginning of year	$1,638,782	$1,408,465
Net client flows	20,785	66,250
Market valuation/other	(258,093)	164,067
Total assets under management, end of year	$1,401,474	$1,638,782

Total wealth advisors, at year end (2)	19,273	18,846
(1)Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.
(2)Includes advisors across all wealth management businesses in GWIM and Consumer Banking.
Client Balances
Client balances managed under advisory and/or discretion of GWIM are AUM and are typically held in diversified portfolios. Fees earned on AUM are calculated as a percentage of clients’ AUM balances. The asset management fees charged to clients per year depend on various factors but are commonly driven by the breadth of the client’s relationship. The net client AUM flows represent the net change in clients’ AUM balances over a specified period of time, excluding market appreciation/depreciation and other adjustments.
Client balances decreased $453.5 billion, or 12 percent, to $3.4 trillion at December 31, 2022 compared to December 31, 2021. The decrease in client balances was primarily due to the impact of lower market valuations, partially offset by positive client flows.

41 Bank of America

Global Banking

(Dollars in millions)	2022	2021	% Change
Net interest income	$12,184	$8,511	43%
Noninterest income:
Service charges	3,293	3,523	(7)
Investment banking fees	3,004	5,107	(41)
All other income	3,748	3,734	—
Total noninterest income	10,045	12,364	(19)
Total revenue, net of interest expense	22,229	20,875	6

Provision for credit losses	641	(3,201)	(120)
Noninterest expense	10,966	10,632	3
Income before income taxes	10,622	13,444	(21)
Income tax expense	2,815	3,630	(22)
Net income	$7,807	$9,814	(20)

Effective tax rate	26.5%	27.0%

Net interest yield	2.26	1.55
Return on average allocated capital	18	23
Efficiency ratio	49.34	50.93

Balance Sheet

Average
Total loans and leases	$375,271	$329,655	14%
Total earning assets	539,032	549,749	(2)
Total assets	603,273	611,304	(1)
Total deposits	511,804	522,790	(2)
Allocated capital	44,500	42,500	5

Year end
Total loans and leases	$379,107	$352,933	7%
Total earning assets	522,539	574,583	(9)
Total assets	588,466	638,131	(8)
Total deposits	498,661	551,752	(10)
Global Banking, which includes Global Corporate Banking, Global Commercial Banking, Business Banking and Global Investment Banking, provides a wide range of lending-related products and services, integrated working capital management and treasury solutions, and underwriting and advisory services through our network of offices and client relationship teams. Our lending products and services include commercial loans, leases, commitment facilities, trade finance, commercial real estate lending and asset-based lending. Our treasury solutions business includes treasury management, foreign exchange, short-term investing options and merchant services. We also provide investment banking services to our clients such as debt and equity underwriting and distribution, and merger-related and other advisory services. Underwriting debt and equity issuances, fixed-income and equity research, and certain market-based activities are executed through our global broker-dealer affiliates, which are our primary dealers in several countries. Within Global Banking, Global Corporate Banking clients generally include large global corporations, financial institutions and leasing clients. Global Commercial Banking clients generally include middle-market companies, commercial real estate firms and not-for-profit companies. Business Banking clients include mid-sized U.S.-based businesses requiring customized and integrated financial advice and solutions.
Net income for Global Banking decreased $2.0 billion to $7.8 billion driven by higher provision for credit losses and noninterest expense, partially offset by higher revenue.
Net interest income increased $3.7 billion to $12.2 billion primarily due to the benefits of higher interest rates and loan balances.
Noninterest income decreased $2.3 billion to $10.0 billion driven by lower investment banking fees and valuation adjustments on leveraged loans, as well as lower treasury service charges.
The provision for credit losses increased $3.8 billion to $641 million primarily driven by a dampened macroeconomic outlook and loan growth, compared to a benefit in the prior year due to an improved macroeconomic outlook.
Noninterest expense increased $334 million to $11.0 billion, primarily due to continued investments in the business, including strategic hiring and technology.
The return on average allocated capital was 18 percent, down from 23 percent, due to lower net income and higher allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 37.
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
The following table and discussion present a summary of the results, which exclude certain investment banking and PPP activities in Global Banking.

Bank of America 42

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
(Dollars in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Revenue
Business Lending	$4,325	$3,723	$4,316	$3,675	$251	$224	$8,892	$7,622
Global Transaction Services (1)	5,002	3,235	4,166	3,341	1,213	941	10,381	7,517
Total revenue, net of interest expense	$9,327	$6,958	$8,482	$7,016	$1,464	$1,165	$19,273	$15,139

Balance Sheet

Average
Total loans and leases	$174,052	$150,159	$187,597	$161,012	$12,743	$12,763	$374,392	$323,934
Total deposits (1)	250,648	252,403	204,893	213,999	56,263	56,354	511,804	522,756

Year end
Total loans and leases	$174,905	$163,027	$191,051	$175,228	$12,683	$12,822	$378,639	$351,077
Total deposits (1)	262,033	260,826	186,112	233,007	50,516	57,886	498,661	551,719
(1)Prior periods have been revised to conform to current-period presentation.
Business Lending revenue increased $1.3 billion in 2022 compared to 2021 primarily due to the benefits of higher interest rates and loan balances.
Global Transaction Services revenue increased $2.9 billion in 2022 compared to 2021 driven by higher interest rates, partially offset by lower treasury service charges.
Average loans and leases increased 16 percent in 2022 compared to 2021 due to higher client demand. Average deposits decreased two percent due to declines in domestic balances.
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

Investment Banking Fees

	Global Banking		Total Corporation
(Dollars in millions)	2022	2021	2022	2021
Products
Advisory	$1,643	$2,139	$1,783	$2,311
Debt issuance	1,099	1,736	2,523	4,015
Equity issuance	262	1,232	709	2,784
Gross investment banking fees	3,004	5,107	5,015	9,110
Self-led deals	(78)	(93)	(192)	(223)
Total investment banking fees	$2,926	$5,014	$4,823	$8,887
Total Corporation investment banking fees, which exclude self-led deals and are primarily included within Global Banking and Global Markets, decreased 46 percent to $4.8 billion primarily due to lower equity issuance, debt issuance and advisory fees.

43 Bank of America

Global Markets

(Dollars in millions)	2022	2021	% Change
Net interest income	$3,088	$4,011	(23)%
Noninterest income:
Investment and brokerage services	2,002	1,979	1
Investment banking fees	1,820	3,616	(50)
Market making and similar activities	11,406	8,760	30
All other income	(178)	889	(120)
Total noninterest income	15,050	15,244	(1)
Total revenue, net of interest expense	18,138	19,255	(6)

Provision for credit losses	28	65	(57)
Noninterest expense	12,420	13,032	(5)
Income before income taxes	5,690	6,158	(8)
Income tax expense	1,508	1,601	(6)
Net income	$4,182	$4,557	(8)

Effective tax rate	26.5%	26.0%

Return on average allocated capital	10	12
Efficiency ratio	68.48	67.68

Balance Sheet
Average
Trading-related assets:
Trading account securities	$303,587	$291,505	4%
Reverse repurchases	126,324	113,989	11
Securities borrowed	116,764	100,292	16
Derivative assets	54,128	43,582	24
Total trading-related assets	600,803	549,368	9
Total loans and leases	116,652	91,339	28
Total earning assets	602,889	541,391	11
Total assets	857,637	785,998	9
Total deposits	40,382	51,833	(22)
Allocated capital	42,500	38,000	12

Year end
Total trading-related assets	$564,769	$491,160	15%
Total loans and leases	127,735	114,846	11
Total earning assets	587,772	561,135	5
Total assets	812,489	747,794	9
Total deposits	39,077	46,374	(16)
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
The following explanations for year-over-year changes for
Global Markets, including those disclosed under Sales and Trading Revenue, are the same for amounts including and excluding net DVA. Amounts excluding net DVA are a non-GAAP financial measure. For more information on net DVA, see Supplemental Financial Data on page 32.
Net income for Global Markets decreased $375 million to $4.2 billion. Net DVA gains were $20 million compared to losses of $54 million in 2021. Excluding net DVA, net income decreased $431 million to $4.2 billion. These decreases were primarily driven by lower revenue, partially offset by lower noninterest expense.
Revenue decreased $1.1 billion to $18.1 billion primarily due to lower investment banking fees, partially offset by higher sales and trading revenue. Sales and trading revenue increased $1.3 billion, and excluding net DVA, sales and trading revenue increased $1.2 billion. These increases were driven by higher revenue in both FICC and Equities.
Noninterest expense decreased $612 million to $12.4 billion primarily driven by the realignment of a liquidating business activity from Global Markets to All Other in the fourth quarter of 2021 and an acceleration of expenses from incentive compensation award changes in the prior year.
Average total assets increased $71.6 billion to $857.6 billion driven by loan growth and commodities activity in FICC. Period-end total assets increased $64.7 billion to $812.5 billion

Bank of America 44

driven by loan growth, an increase in commodities activity, and higher derivative balances due to higher interest rates.
The return on average allocated capital was 10 percent, down from 12 percent, reflecting lower net income and an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 37.
Sales and Trading Revenue
Sales and trading revenue includes unrealized and realized gains and losses on trading and other assets which are included in market making and similar activities, net interest income, and fees primarily from commissions on equity securities. Sales and trading revenue is segregated into fixed-income (government debt obligations, investment and non-investment grade corporate debt obligations, commercial MBS, residential mortgage-backed securities, collateralized loan obligations, interest rate and credit derivative contracts), currencies (interest rate and foreign exchange contracts), commodities (primarily futures, forwards, swaps and options) and equities (equity-linked derivatives and cash equity activity). The following table and related discussion present sales and trading revenue, substantially all of which is in Global Markets, with the remainder in Global Banking. In addition, the following table and related discussion also present sales and trading revenue, excluding net DVA, which is a non-GAAP financial measure. For more information on net DVA, see Supplemental Financial Data on page 32.

Sales and Trading Revenue (1, 2, 3)

(Dollars in millions)	2022	2021
Sales and trading revenue
Fixed income, currencies and commodities	$9,917	$8,761
Equities	6,572	6,428
Total sales and trading revenue	$16,489	$15,189

Sales and trading revenue, excluding net DVA (4)
Fixed income, currencies and commodities	$9,898	$8,810
Equities	6,571	6,433
Total sales and trading revenue, excluding net DVA	$16,469	$15,243
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $354 million and $421 million for 2022 and 2021.
(3)    Includes Global Banking sales and trading revenue of $1.0 billion and $510 million for 2022 and 2021.
(4)    FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA gains (losses) were $19 million and $(49) million for 2022 and 2021. Equities net DVA gains (losses) were $1 million and $(5) million for 2022 and 2021.
Including and excluding net DVA, FICC revenue increased $1.2 billion and $1.1 billion driven by improved trading performance across interest rate and currency products, partially offset by a weaker trading environment for credit products in the current-year period and a gain in commodities from a weather-related event in the prior year. Including and excluding net DVA, Equities revenue increased $144 million and $138 million driven by strong performances in derivatives and client financing activities, partially offset by a weaker performance in cash.
All Other

(Dollars in millions)	2022	2021	% Change
Net interest income	$117	$246	(52)%
Noninterest income (loss)	(5,479)	(5,589)	(2)
Total revenue, net of interest expense	(5,362)	(5,343)	—

Provision for credit losses	(172)	(182)	(5)
Noninterest expense	2,485	1,519	64
Loss before income taxes	(7,675)	(6,680)	15
Income tax benefit	(6,023)	(8,069)	(25)
Net income (loss)	$(1,652)	$1,389	n/m

Balance Sheet
	Year Ended December 31
Average	2022	2021	% Change
Total loans and leases	$12,683	$18,447	(31)%
Total assets (1)	139,466	191,831	(27)
Total deposits	20,082	16,512	22

Year end	December 31 2022	December 31 2021	% Change
Total loans and leases	$10,234	$15,863	(35)%
Total assets (1)	155,074	214,153	(28)
Total deposits	19,905	21,182	(6)
(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $1.1 trillion for both 2022 and 2021, and year-end allocated assets were $1.0 trillion and $1.2 trillion at December 31, 2022 and 2021.
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

Net income decreased $3.0 billion to a loss of $1.7 billion primarily due to a lower income tax benefit and higher noninterest expense.
Noninterest expense increased $966 million primarily driven by the realignment of a liquidating business activity from Global Markets to All Other in the fourth quarter of 2021, expense associated with the settlement of the legacy monoline insurance litigation and expense related to certain regulatory matters, partially offset by decreases in other expenses.

45 Bank of America

The income tax benefit was $6.0 billion in 2022 compared to a benefit of $8.1 billion in 2021. The decrease in the tax benefit was primarily driven by the impact of the U.K. tax law change in 2021. For more information, see Financial Highlights - Income Tax Expense on page 29. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking and Global Markets.
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
Executive management assesses, with Board oversight, the risk-adjusted returns of each business. Management reviews and approves the strategic and financial operating plans, as well as the capital plan and Risk Appetite Statement, and recommends them annually to the Board for approval. Our strategic plan takes into consideration return objectives and financial resources, which must align with risk capacity and risk appetite. Management sets financial objectives for each business by allocating capital and setting a target for return on capital for each business. Capital allocations and operating limits are regularly evaluated as part of our overall governance processes as the businesses and the economic environment in which we operate continue to evolve. For more information regarding capital allocations, see Business Segment Operations on page 37.
The Corporation’s risk appetite indicates the amount of capital, earnings or liquidity we are willing to put at risk to achieve our strategic objectives and business plans, consistent with applicable regulatory requirements. Our risk appetite provides a common framework that includes a set of measures to assist senior management and the Board in assessing the Corporation’s risk profile against our risk appetite and risk capacity. Our risk appetite is formally articulated in the Risk Appetite Statement, which includes both qualitative statements and quantitative limits.
Our overall capacity to take risk is limited; therefore, we prioritize the risks we take in order to maintain a strong and flexible financial position so we can withstand challenging economic conditions and take advantage of organic growth opportunities. Therefore, we set objectives and targets for capital and liquidity that are intended to permit us to continue to operate in a safe and sound manner at all times, including during periods of stress.
Our lines of business operate with risk limits that align with the Corporation’s risk appetite. Senior management is responsible for tracking and reporting performance measurements as well as any exceptions to risk appetite limits. The Board, and its committees when appropriate, oversee financial performance, execution of the strategic and financial operating plans, adherence to risk appetite limits and the adequacy of internal controls.
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

Bank of America 46

Board of Directors and Board Committees
The Board is composed of 15 directors, all but one of whom are independent. The Board authorizes management to maintain an effective Risk Framework and oversees compliance with safe and sound banking practices. In addition, the Board or its committees conduct inquiries of, and receive reports from senior management on, risk-related matters to assess scope or resource limitations that could impede the ability of Global Risk Management (GRM) and/or Corporate Audit to execute its responsibilities. The Board committees discussed below have the principal responsibility for enterprise-wide oversight of our risk management activities. Through these activities, the Board and applicable committees are provided with information on our risk profile and oversee senior management addressing key risks we face. Other Board committees, as described below, provide additional oversight of specific risks.
Each of the committees shown on the above chart regularly reports to the Board on risk-related matters within the committee’s responsibilities, which is intended to collectively provide the Board with integrated insight about our management of enterprise-wide risks.
Audit Committee
The Audit Committee oversees the qualifications, performance and independence of the Independent Registered Public Accounting Firm, the performance of our corporate audit function, the integrity of our consolidated financial statements, our compliance with legal and regulatory requirements, and makes inquiries of senior management or the Chief Audit Executive (CAE) to determine whether there are scope or resource limitations that impede the ability of Corporate Audit to execute its responsibilities. The Audit Committee is also responsible for overseeing compliance risks pursuant to the New York Stock Exchange listing standards.
Enterprise Risk Committee
The ERC oversees the Corporation’s Risk Framework, risk appetite and senior management’s responsibilities for the identification, measurement, monitoring and control of key risks facing the Corporation. The ERC may consult with other Board committees on risk-related matters.
Other Board Committees
Our Corporate Governance, ESG, and Sustainability Committee oversees our Board’s governance processes, identifies and reviews the qualifications of potential Board members, leads
Board and committee succession planning and their formal self-evaluation, and reviews our ESG activities, shareholder input and shareholder engagement process.
Our Compensation and Human Capital Committee oversees establishing, maintaining and administering our compensation programs and employee benefit plans, including approving and recommending our Chief Executive Officer’s (CEO) compensation to our Board for further approval by all independent directors; reviewing and approving our executive officers’ compensation, as well as compensation for non-management directors; and reviewing certain other human capital management topics, including pay equity and diversity and inclusion.
Management Committees
Management committees receive their authority from the Board, a Board committee, or another management committee. Our primary management risk committee is the MRC. Subject to Board oversight, the MRC is responsible for management oversight of key risks facing the Corporation, including an integrated evaluation of risk, earnings, capital and liquidity.
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

47 Bank of America

Front Line Units
FLUs, which include the lines of business as well as Global Technology and Global Operations, are responsible for appropriately assessing and effectively managing all of the risks associated with their activities.
Three organizational units that include FLU activities and control function activities, but are not part of GRM are first, the Chief Financial Officer Group; second, the Chief Administrative Officer Group; and third, Global Strategy and Enterprise Platforms.
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
Measure – Once a risk is identified, it must be prioritized and accurately measured through a systematic process including qualitative statements and quantitative limits. Risk is measured at various levels, including, but not limited to, risk type, FLU and legal entity, and also on an aggregate basis. This risk measurement process helps to capture changes in our risk profile due to changes in strategic direction, concentrations, portfolio quality and the overall economic environment. Senior management considers how risk exposures might evolve under a variety of stress scenarios.
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
Control – We establish and communicate risk limits and controls through policies, standards, procedures and processes. The limits and controls can be adjusted by senior management or the Board when conditions or risk tolerances warrant. These limits may be absolute (e.g., loan amount, trading volume, operational loss) or relative (e.g., percentage of loan book in higher-risk categories). Our FLUs are held accountable for performing within the established limits.
The formal processes used to manage risk represent a part of our overall risk management process. We instill a strong and comprehensive culture of managing risk well through communications, training, policies, procedures and organizational roles and responsibilities. Establishing a culture reflective of our purpose to help make our customers’ financial lives better and delivering on Responsible Growth is also critical to effective risk management. We are committed to the highest principles of ethical and professional conduct. Conduct risk is the risk of improper actions, behaviors or practices by the Corporation, its employees or representatives that are illegal, unethical and/or contrary to our core values that could result in harm to the Corporation, our shareholders or our customers, damage the integrity of the financial markets, or negatively impact our reputation. We have established protocols and structures so that conduct risk is governed and reported across the Corporation appropriately. All employees are held accountable for adhering to the Code of Conduct, operating within our risk appetite and managing risk in their daily business activities. In addition, our performance management and compensation practices encourage responsible risk-taking that is consistent with our Risk Framework and risk appetite.
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
Contingency Planning
We have developed and maintain contingency plans that are designed to prepare us in advance to respond in the event of

Bank of America 48

potential adverse economic, financial or market stress. These contingency plans include our Capital Contingency Plan and Financial Contingency and Recovery Plan, which provide monitoring, escalation, actions and routines designed to enable us to increase capital, access funding sources and reduce risk through consideration of potential options that include asset sales, business sales, capital or debt issuances, and other de-risking strategies. We also maintain a Resolution Plan to limit adverse systemic impacts that could be associated with a potential resolution of Bank of America.
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
An aspect of strategic risk is the risk that the Corporation’s capital levels are not adequate to meet minimum regulatory requirements and support execution of business activities or absorb losses from risks during normal or adverse economic and market conditions. As such, capital risk is managed in parallel to strategic risk.
We manage strategic risk through the Strategic Risk Enterprise Policy and integration into the strategic planning process, among other activities. Our strategic plan is consistent with our risk appetite, capital plan and liquidity requirements, and specifically addresses strategic risks impacting each business.
On an annual basis, the Board reviews and approves the strategic plan, capital plan, financial operating plan and Risk Appetite Statement. With oversight by the Board, senior management directs the lines of business to execute our strategic plan consistent with our core operating principles and risk appetite. The executive management team monitors business performance throughout the year and provides the Board with regular progress reports on whether strategic objectives and timelines are being met, including reports on strategic risks and if additional or alternative actions need to be considered or implemented. The regular executive reviews focus on assessing forecasted earnings and returns on capital, the current risk profile, current capital and liquidity requirements, staffing levels and changes required to support the strategic plan, stress testing results, and other qualitative factors such as market growth rates and peer analysis.
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
We periodically review capital allocated to our businesses and allocate capital annually during the strategic and capital planning processes. For more information, see Business Segment Operations on page 37.
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing the Comprehensive Capital Analysis and Review (CCAR) capital plan. Based on the results of our 2022 CCAR stress test, our stress capital buffer (SCB) increased to 3.4 percent from 2.5 percent, effective October 1, 2022 through September 30, 2023.
In October 2021, the Board authorized the Corporation’s $25 billion common stock repurchase program. Additionally, the Board authorized common stock repurchases to offset shares awarded under the Corporation’s equity-based compensation plans. Pursuant to the Board’s authorizations, during 2022, we repurchased $5.1 billion of common stock, including repurchases to offset shares awarded under equity-based compensation plans.
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

49 Bank of America

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
The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and RWA under both the Standardized and Advanced approaches. The lower of the capital ratios under Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements are used to assess capital adequacy, including under the PCA framework. As of December 31, 2022, the common equity tier 1 (CET1), Tier 1 capital and Total capital ratios under the Standardized approach were the binding ratios.
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
The Corporation is required to calculate its G-SIB surcharge on an annual basis under two methods and is subject to the higher of the resulting two surcharges. Method 1 is consistent with the approach prescribed by the Basel Committee’s assessment methodology and is calculated using specified indicators of systemic importance. Method 2 modifies the Method 1 approach by, among other factors, including a measure of the Corporation’s reliance on short-term wholesale funding. The Corporation’s G-SIB surcharge, which is higher under Method 2, is expected to increase to 3.0 percent from 2.5 percent on January 1, 2024, which will increase our minimum CET1 capital ratio requirement. At December 31, 2022, the Corporation’s CET1 capital ratio of 11.2 percent under the Standardized approach exceeded its current CET1 capital ratio requirement as well as the minimum requirement expected to be in place as of January 1, 2024 due to an anticipated increase in our G-SIB surcharge.
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
Capital Composition and Ratios
Table 10 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2022 and 2021. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Bank of America 50

Table 10	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	December 31, 2022
Risk-based capital metrics:
Common equity tier 1 capital	$180,060	$180,060
Tier 1 capital	208,446	208,446
Total capital (3)	238,773	230,916
Risk-weighted assets (in billions)	1,605	1,411
Common equity tier 1 capital ratio	11.2%	12.8%	10.4%
Tier 1 capital ratio	13.0	14.8	11.9
Total capital ratio	14.9	16.4	13.9

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,997	$2,997
Tier 1 leverage ratio	7.0%	7.0%	4.0

Supplementary leverage exposure (in billions)		$3,523
Supplementary leverage ratio		5.9%	5.0

	December 31, 2021
Risk-based capital metrics:
Common equity tier 1 capital	$171,759	$171,759
Tier 1 capital	196,465	196,465
Total capital (3)	227,592	220,616
Risk-weighted assets (in billions)	1,618	1,399
Common equity tier 1 capital ratio	10.6%	12.3%	9.5%
Tier 1 capital ratio	12.1	14.0	11.0
Total capital ratio	14.1	15.8	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,087	$3,087
Tier 1 leverage ratio	6.4%	6.4%	4.0

Supplementary leverage exposure (in billions)		$3,604
Supplementary leverage ratio		5.5%	5.0
(1)Capital ratios as of December 31, 2022 and 2021 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the current expected credit losses (CECL) accounting standard on January 1, 2020.
(2)The capital conservation buffer and G-SIB surcharge were 2.5 percent at both December 31, 2022 and 2021. The Corporation's SCB applied in place of the capital conservation buffer under the Standardized approach was 3.4 percent at December 31, 2022 and 2.5 percent at December 31, 2021. The countercyclical capital buffer for both periods was zero. The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, our G-SIB surcharge of 2.5 percent and our capital conservation buffer of 2.5 percent or the SCB, as applicable, of 3.4 percent at December 31, 2022 and 2.5 percent at December 31, 2021. The SLR regulatory minimum includes a leverage buffer of 2.0 percent.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.

At December 31, 2022, CET1 capital was $180.1 billion, an increase of $8.3 billion from December 31, 2021, due to earnings, partially offset by dividends, common stock repurchases and higher net unrealized losses on available-for-sale debt securities included in accumulated other comprehensive income (OCI). Tier 1 capital increased $12.0 billion primarily driven by the same factors as CET1 capital as well as non-cumulative perpetual preferred stock issuances. Total capital under the Standardized approach increased $11.2 billion primarily due to the same factors driving the increase in
Tier 1 capital and an increase in the adjusted allowance for credit losses included in Tier 2 capital, partially offset by a decrease in subordinated debt. RWA under the Standardized approach, which yielded the lower CET1 capital ratio at December 31, 2022, decreased $13.0 billion during 2022 to $1,605 billion primarily due to lower counterparty exposures in Global Markets and a decrease in debt securities in the Treasury portfolio, partially offset by loan growth. Supplementary leverage exposure at December 31, 2022 decreased $80.3 billion primarily due to lower debt securities, driven by lower deposits, partially offset by loan growth.

51 Bank of America

Table 11 shows the capital composition at December 31, 2022 and 2021.

Table 11	Capital Composition under Basel 3

		December 31
(Dollars in millions)		2022	2021
Total common shareholders’ equity		$244,800	$245,358
CECL transitional amount (1)		1,881	2,508
Goodwill, net of related deferred tax liabilities		(68,644)	(68,641)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(7,776)	(7,743)
Intangibles, other than mortgage servicing rights, net of related deferred tax liabilities		(1,554)	(1,605)
Defined benefit pension plan net assets		(867)	(1,261)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		496	1,400
Accumulated net (gain) loss on certain cash flow hedges (2)		11,925	1,870
Other		(201)	(127)
Common equity tier 1 capital		180,060	171,759
Qualifying preferred stock, net of issuance cost		28,396	24,707
Other		(10)	(1)
Tier 1 capital		208,446	196,465
Tier 2 capital instruments		18,751	20,750
Qualifying allowance for credit losses (3)		11,739	10,534
Other		(163)	(157)
Total capital under the Standardized approach		238,773	227,592
Adjustment in qualifying allowance for credit losses under the Advanced approaches (3)		(7,857)	(6,976)
Total capital under the Advanced approaches		$230,916	$220,616
(1)Includes the impact of the Corporation's adoption of the CECL accounting standard on January 1, 2020 and 25 percent of the increase in reserves since the initial adoption.
(2)Includes amounts in accumulated other comprehensive income related to the hedging of items that are not recognized at fair value on the Consolidated Balance Sheet.
(3)Includes the impact of transition provisions related to the CECL accounting standard.
Table 12 shows the components of RWA as measured under Basel 3 at December 31, 2022 and 2021.

Table 12	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
		December 31
(Dollars in billions)		2022		2021
Credit risk		$1,538	$939	$1,549	$913
Market risk		67	67	69	69
Operational risk (1)		n/a	364	n/a	378
Risks related to credit valuation adjustments		n/a	41	n/a	39
Total risk-weighted assets		$1,605	$1,411	$1,618	$1,399
(1)December 31, 2022 includes the effects of an update made to our operational risk RWA model during the fourth quarter of 2022.
n/a = not applicable

Bank of America 52

Bank of America, N.A. Regulatory Capital
Table 13 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2022 and 2021. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 13	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	December 31, 2022
Risk-based capital metrics:
Common equity tier 1 capital	$181,089	$181,089
Tier 1 capital	181,089	181,089
Total capital (3)	194,254	186,648
Risk-weighted assets (in billions)	1,386	1,087
Common equity tier 1 capital ratio	13.1%	16.7%	7.0%
Tier 1 capital ratio	13.1	16.7	8.5
Total capital ratio	14.0	17.2	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,358	$2,358
Tier 1 leverage ratio	7.7%	7.7%	5.0

Supplementary leverage exposure (in billions)		$2,785
Supplementary leverage ratio		6.5%	6.0

	December 31, 2021
Risk-based capital metrics:
Common equity tier 1 capital	$182,526	$182,526
Tier 1 capital	182,526	182,526
Total capital (3)	194,773	188,091
Risk-weighted assets (in billions)	1,352	1,048
Common equity tier 1 capital ratio	13.5%	17.4%	7.0%
Tier 1 capital ratio	13.5	17.4	8.5
Total capital ratio	14.4	17.9	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,414	$2,414
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$2,824
Supplementary leverage ratio		6.5%	6.0
(1)Capital ratios as of December 31, 2022 and 2021 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the CECL accounting standard on January 1,2020 .
(2)Risk-based capital regulatory minimums at both December 31, 2022 and 2021 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Total loss-absorbing capacity (TLAC) consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments. Table 14 presents the Corporation's TLAC and long-term debt ratios and related information as of December 31, 2022 and 2021.

53 Bank of America

Table 14	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC (1)	Regulatory Minimum (2)	Long-term Debt	Regulatory Minimum (3)
(Dollars in millions)	December 31, 2022
Total eligible balance	$465,451		$243,833
Percentage of risk-weighted assets (4)	29.0%	22.0%	15.2%	8.5%
Percentage of supplementary leverage exposure	13.2	9.5	6.9	4.5

	December 31, 2021
Total eligible balance	$435,904		$227,714
Percentage of risk-weighted assets (4)	26.9%	22.0%	14.1%	8.5%
Percentage of supplementary leverage exposure	12.1	9.5	6.3	4.5
(1)As of December 31, 2022 and 2021, TLAC ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of CECL.
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
(4)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of December 31, 2022 and 2021.

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
BofAS provides institutional services, and in accordance with the alternative net capital requirements, is required to maintain tentative net capital in excess of $5.0 billion and net capital in excess of the greater of $1.0 billion or a certain percentage of its reserve requirement in addition to a certain percentage of securities-based swap risk margin. BofAS must also notify the SEC in the event its tentative net capital is less than $6.0 billion. BofAS is also required to hold a certain percentage of its customers' and affiliates' risk-based margin in order to meet its CFTC minimum net capital requirement. At December 31, 2022, BofAS had tentative net capital of $20.9 billion. BofAS also had regulatory net capital of $17.5 billion, which exceeded the minimum requirement of $4.1 billion.
MLPCC is a fully-guaranteed subsidiary of BofAS and provides clearing and settlement services as well as prime brokerage and arranged financing services for institutional clients. At December 31, 2022, MLPCC’s regulatory net capital of $7.5 billion exceeded the minimum requirement of $1.4 billion.
MLPF&S provides retail services. At December 31, 2022, MLPF&S' regulatory net capital was $6.0 billion, which exceeded the minimum requirement of $137 million.
Our European broker-dealers are subject to requirements from U.S. and non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the
Financial Conduct Authority and is subject to certain regulatory capital requirements. At December 31, 2022, MLI’s capital resources were $33.4 billion, which exceeded the minimum Pillar 1 requirement of $11.6 billion.
BofASE is an authorized credit institution with its head office located in France. Previously, BofASE had been authorized as an investment firm, but following the European Union’s adoption of the harmonized Investment Firm Directive and Investment Firm Regulation prudential regime, it was required to apply for reauthorization as a credit institution. The application was approved in November 2022 and became effective on December 8, 2022. BofASE is authorized and regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and supervised under the Single Supervisory Mechanism by the European Central Bank. At December 31, 2022, BofASE's capital resources were $9.0 billion, which exceeded the minimum Pillar 1 requirement of $3.0 billion.
In addition, MLI and BofASE became conditionally registered with the SEC as security-based swap dealers in the fourth quarter of 2021, and maintained net liquid assets at December 31, 2022 that exceeded the applicable minimum requirements under the Exchange Act.
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

Bank of America 54

(including intraday) basis under both expected and stressed conditions. We believe that a centralized approach to funding and liquidity management enhances our ability to monitor liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to liquidity events.
The Board approves our liquidity risk policy and the Financial Contingency and Recovery Plan. The ERC establishes our liquidity risk tolerance levels. The MRC is responsible for overseeing liquidity risks and directing management to maintain exposures within the established tolerance levels. The MRC reviews and monitors our liquidity position and stress testing results, approves certain liquidity risk limits and reviews the impact of strategic decisions on our liquidity. For more information, see Managing Risk on page 46. Under this governance framework, we developed certain funding and liquidity risk management practices which include: maintaining liquidity at Bank of America Corporation (Parent) and selected subsidiaries, including our bank subsidiaries and other regulated entities; determining what amounts of liquidity are appropriate for these entities based on analysis of debt maturities and other potential cash outflows, including those that we may experience during stressed market conditions; diversifying funding sources, considering our asset profile and legal entity structure; and performing contingency planning.
NB Holdings Corporation
The Parent, which is a separate and distinct legal entity from our bank and nonbank subsidiaries, has an intercompany arrangement with our wholly-owned holding company subsidiary, NB Holdings Corporation (NB Holdings). We have transferred, and agreed to transfer, additional Parent assets not required to satisfy anticipated near-term expenditures to NB Holdings. The Parent is expected to continue to have access to the same flow of dividends, interest and other amounts of cash necessary to service its debt, pay dividends and perform other obligations as it would have had it not entered into these arrangements and transferred any assets. These arrangements support our preferred single point of entry resolution strategy, under which only the Parent would be resolved under the U.S. Bankruptcy Code.
In consideration for the transfer of assets, NB Holdings issued a subordinated note to the Parent in a principal amount equal to the value of the transferred assets. The aggregate principal amount of the note will increase by the amount of any future asset transfers. NB Holdings also provided the Parent with a committed line of credit that allows the Parent to draw funds necessary to service near-term cash needs. These arrangements support our preferred single point of entry resolution strategy, under which only the Parent would be resolved under the U.S. Bankruptcy Code. These arrangements include provisions to terminate the line of credit, forgive the subordinated note and require the Parent to transfer its remaining financial assets to NB Holdings if our projected liquidity resources deteriorate so severely that resolution of the Parent becomes imminent.
Global Liquidity Sources and Other Unencumbered Assets
We maintain liquidity available to the Corporation, including the Parent and selected subsidiaries, in the form of cash and high-quality, liquid, unencumbered securities. Our liquidity buffer, referred to as Global Liquidity Sources (GLS), is comprised of assets that are readily available to the Parent and selected subsidiaries, including holding company, bank and broker-dealer subsidiaries, even during stressed market conditions. Our cash is primarily on deposit with the Federal Reserve Bank and, to a lesser extent, central banks outside of the U.S. We limit the composition of high-quality, liquid, unencumbered securities to U.S. government securities, U.S. agency securities, U.S. agency MBS and other investment-grade securities, and a select group of non-U.S. government securities. We can obtain cash for these securities, even in stressed conditions, through repurchase agreements or outright sales. We hold our GLS in legal entities that allow us to meet the liquidity requirements of our global businesses, and we consider the impact of potential regulatory, tax, legal and other restrictions that could limit the transferability of funds among entities.
Table 15 presents average GLS for the three months ended December 31, 2022 and 2021.

Table 15	Average Global Liquidity Sources

	Three Months Ended December 31
(Dollars in billions)	2022	2021
Bank entities	$694	$1,006
Nonbank and other entities (1)	174	152
Total Average Global Liquidity Sources	$868	$1,158
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain FHLBs and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $348 billion and $322 billion at December 31, 2022 and 2021. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the Parent or nonbank subsidiaries may be subject to prior regulatory approval.
Liquidity is also held in nonbank entities, including the Parent, NB Holdings and other regulated entities. The Parent and NB Holdings liquidity is typically in the form of cash deposited at BANA, which is excluded from the liquidity at bank subsidiaries, and high-quality, liquid, unencumbered securities. Liquidity held in other regulated entities, comprised primarily of broker-dealer subsidiaries, is primarily available to meet the obligations of that entity, and transfers to the Parent or to any other subsidiary may be subject to prior regulatory approval due to regulatory restrictions and minimum requirements. Our other regulated entities also hold unencumbered investment-grade securities and equities that we believe could be used to generate additional liquidity.
Table 16 presents the composition of average GLS for the three months ended December 31, 2022 and December 31, 2021.

55 Bank of America

Table 16	Average Global Liquidity Sources Composition

	Three Months Ended December 31

(Dollars in billions)	2022	2021
Cash on deposit	$174	$259
U.S. Treasury securities	252	278
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	427	606
Non-U.S. government securities	15	15
Total Average Global Liquidity Sources	$868	$1,158
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $605 billion and $617 billion for the three months ended December 31, 2022 and 2021. For the same periods, the average consolidated LCR was 120 percent and 115 percent. Our LCR fluctuates due to normal business flows from customer activity.
Liquidity Stress Analysis
We utilize liquidity stress analysis to assist us in determining the appropriate amounts of liquidity to maintain at the Parent and our subsidiaries to meet contractual and contingent cash outflows under a range of scenarios. The scenarios we consider and utilize incorporate market-wide and Corporation-specific events, including potential credit rating downgrades for the Parent and our subsidiaries, and more severe events including potential resolution scenarios. The scenarios are based on our historical experience, experience of distressed and failed financial institutions, regulatory guidance, and both expected and unexpected future events.
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
Net Stable Funding Ratio
The Net Stable Funding Ratio (NSFR) is a liquidity requirement for large banks to maintain a minimum level of stable funding over a one-year period. The requirement is intended to support the ability of banks to lend to households and businesses in both normal and adverse economic conditions and is complementary to the LCR, which focuses on short-term liquidity risks. The U.S. NSFR applies to the Corporation on a consolidated basis and to our insured depository institutions. At December 31, 2022, the Corporation and its insured depository institutions were in compliance with this requirement.
Diversified Funding Sources
We fund our assets primarily with a mix of deposits, and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products, programs, markets, currencies and investor groups.
The primary benefits of our centralized funding approach include greater control, reduced funding costs, wider name recognition by investors and greater flexibility to meet the variable funding requirements of subsidiaries. Where regulations, time zone differences or other business considerations make Parent funding impractical, certain other subsidiaries may issue their own debt.
We fund a substantial portion of our lending activities through our deposits, which were $1.93 trillion and $2.1 trillion at December 31, 2022 and 2021. Deposits are primarily generated by our Consumer Banking, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the FDIC. We consider a substantial portion of our deposits to be a stable, low-cost and consistent source of funding. We believe this deposit funding is generally less sensitive to interest rate changes, market volatility or changes in our credit ratings than wholesale funding sources. Our lending activities may also be financed through secured borrowings, including credit card securitizations and securitizations with government-sponsored enterprises (GSE), the Federal Housing Administration (FHA) and private-label investors, as well as FHLB loans.
Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions. We believe funding these activities in the secured financing markets is more cost-efficient and less sensitive to changes in our credit ratings than unsecured financing. Repurchase agreements are generally short-term and often overnight. Disruptions in secured financing markets for financial institutions have occurred in prior market cycles which resulted in adverse changes in terms or significant reductions in the availability of such financing. We manage the liquidity risks arising from secured funding by sourcing funding globally from a diverse group of counterparties, providing a range of securities collateral and pursuing longer durations, when appropriate. For more information on secured financing agreements, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements.
Total long-term debt decreased $4.1 billion to $276.0 billion during 2022 primarily due to debt maturities, redemptions and valuation adjustments, partially offset by debt issuances. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.
During 2022, we issued $66.0 billion of long-term debt consisting of $44.2 billion of notes issued by Bank of America Corporation, substantially all of which were TLAC compliant,

Bank of America 56

$10.0 billion of notes issued by Bank of America, N.A. and $11.8 billion of other debt. During 2021, we issued $76.7 billion of long-term debt consisting of $56.2 billion of notes issued by Bank of America Corporation, substantially all of which were TLAC compliant, $8 billion of notes issued by Bank of America, N.A. and $12.5 billion of other debt.
During 2022, we had total long-term debt maturities and redemptions in the aggregate of $33.3 billion consisting of $19.8 billion for Bank of America Corporation, $9.9 billion for Bank of America, N.A. and $3.6 billion of other debt. During 2021, we had total long-term debt maturities and redemptions in the aggregate of $46.4 billion consisting of $24.4 billion for Bank of America Corporation, $10.4 billion for Bank of America, N.A. and $11.6 billion of other debt.
At December 31, 2022, Bank of America Corporation's senior notes of $205.9 billion included $179.1 billion of outstanding notes that are both TLAC eligible and callable at least one year before their stated maturities. Of these senior notes, $16.6 billion will be callable and become TLAC ineligible during 2023, and $21.4 billion, $21.3 billion, $16.0 billion and $24.4 billion will do so during each of 2024 through 2027, respectively, and $79.4 billion thereafter.
We issue long-term unsecured debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. While the cost and availability of unsecured funding may be negatively impacted by general market conditions or by matters specific to the financial services industry or the Corporation, we seek to mitigate refinancing risk by actively managing the amount of our borrowings that we anticipate will mature within any month or quarter. We may issue unsecured debt in the form of structured notes for client purposes, certain of which qualify as TLAC-eligible debt. During 2022, we issued $12.5 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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
Uninsured Deposits
The FDIC insures the Corporation’s U.S. deposits up to $250,000 per depositor, per insured bank for each account ownership category, and various country-specific funds insure non-U.S. deposits up to specified limits. Deposits that exceed insurance limits are uninsured. At December 31, 2022, the Corporation’s deposits totaled $1.9 trillion, of which total estimated uninsured U.S. and non-U.S. deposits were $617.6 billion and $102.8 billion. At December 31, 2021, the Corporation’s deposits totaled $2.1 trillion, of which total estimated uninsured U.S. and non-U.S. deposits were $701.4 billion and $111.9 billion.
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

Table 17	Uninsured Time Deposits (1)

	December 31, 2022
(Dollars in millions)	U.S.	Non-U.S.	Total
Uninsured time deposits with a maturity of:
3 months or less	$3,721	$7,023	$10,744
Over 3 months through 6 months	2,230	275	2,505
Over 6 months through 12 months	2,712	86	2,798
Over 12 months	686	1,566	2,252
Total	$9,349	$8,950	$18,299
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

57 Bank of America

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
On September 19, 2022, Fitch Ratings (Fitch) affirmed the long-term and short-term senior debt ratings of the Corporation. Fitch also affirmed and withdrew the long-term and short-term ratings on certain subsidiaries, as they are no longer considered relevant to the agency’s coverage.
On January 23, 2023, Moody’s Investors Service (Moody’s) placed the long-term rating of the Corporation as well as the long-term rating of its rated subsidiaries, including BANA, on review for upgrade. The agency cited the Corporation’s strengthened capital ratios, improved earnings profile and continued commitment to maintaining a restrained risk appetite as drivers of the review. A review for upgrade indicates that those ratings are under consideration for a change in the near term and typically concludes within 90 days. Moody’s concurrently affirmed all Prime-1 short-term ratings of the Corporation and rated subsidiaries.
The current ratings and outlooks for the Corporation and its subsidiaries from Standard & Poor’s Global Ratings (S&P) were not the subject of any rating actions during 2022 or through February 22, 2023.
Table 18 presents the Corporation’s current long-term/short-term senior debt ratings and outlooks expressed by the rating agencies.

Table 18	Senior Debt Ratings

	Moody’s Investors Service			Standard & Poor’s Global Ratings			Fitch Ratings
	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook
Bank of America Corporation	A2	P-1	Review for Upgrade	A-	A-2	Positive	AA-	F1+	Stable
Bank of America, N.A.	Aa2	P-1	Review for Upgrade	A+	A-1	Positive	AA	F1+	Stable
Bank of America Europe Designated Activity Company	NR	NR	NR	A+	A-1	Positive	AA	F1+	Stable
Merrill Lynch, Pierce, Fenner & Smith Incorporated	NR	NR	NR	A+	A-1	Positive	AA	F1+	Stable
BofA Securities, Inc.	NR	NR	NR	A+	A-1	Positive	AA	F1+	Stable
Merrill Lynch International	NR	NR	NR	A+	A-1	Positive	AA	F1+	Stable
BofA Securities Europe SA	NR	NR	NR	A+	A-1	Positive	AA	F1+	Stable
NR = not rated
A reduction in certain of our credit ratings or the ratings of certain asset-backed securitizations may have a material adverse effect on our liquidity, potential loss of access to credit markets, the related cost of funds, our businesses and on certain revenues, particularly in those businesses where counterparty creditworthiness is critical. In addition, under the terms of certain OTC derivative contracts and other trading agreements, in the event of downgrades of our or our rated subsidiaries’ credit ratings, the counterparties to those agreements may require us to provide additional collateral, or to terminate these contracts or agreements, which could cause us to sustain losses and/or adversely impact our liquidity. If the short-term credit ratings of our Parent, bank or broker-dealer subsidiaries were downgraded by one or more levels, the potential loss of access to short-term funding sources such as repo financing and the effect on our incremental cost of funds could be material.
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
Common Stock Dividends
For a summary of our declared quarterly cash dividends on common stock during 2022 and through February 22, 2023, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements.
Finance Subsidiary Issuers and Parent Guarantor
BofA Finance LLC, a Delaware limited liability company (BofA Finance), is a consolidated finance subsidiary of the Corporation that has issued and sold, and is expected to continue to issue and sell, its senior unsecured debt securities (Guaranteed Notes) that are fully and unconditionally guaranteed by the Corporation. The Corporation guarantees the due and punctual payment, on demand, of amounts payable on the Guaranteed Notes if not paid by BofA Finance. In addition, each of BAC Capital Trust XIII, BAC Capital Trust XIV and BAC Capital Trust XV, Delaware statutory trusts (collectively, the Trusts), is a 100 percent owned finance subsidiary of the Corporation that has issued and sold trust preferred securities (the Trust Preferred

Bank of America 58

Securities) or capital securities (the Capital Securities and, together with the Guaranteed Notes and the Trust Preferred Securities, the Guaranteed Securities), as applicable, that remained outstanding at December 31, 2022. The Corporation guarantees the payment of amounts and distributions with respect to the Trust Preferred Securities and Capital Securities if not paid by the Trusts, to the extent of funds held by the Trusts, and this guarantee, together with the Corporation’s other obligations with respect to the Trust Preferred Securities and Capital Securities, effectively constitutes a full and unconditional guarantee of the Trusts’ payment obligations on the Trust Preferred Securities or Capital Securities, as applicable. No other subsidiary of the Corporation guarantees the Guaranteed Securities.
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
For more information on factors that may affect payments to holders of the Guaranteed Securities, see Liquidity Risk – NB Holdings Corporation in this section, Item 1. Business – Insolvency and the Orderly Liquidation Authority on page 6 and Part I. Item 1A. Risk Factors – Liquidity on page 9.
Representations and Warranties Obligations
For information on representations and warranties obligations in connection with the sale of mortgage loans, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.
Credit Risk Management
Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its obligations. Credit risk can also arise from operational failures that result in an erroneous advance, commitment or investment of funds. We define the credit exposure to a borrower or counterparty as the loss potential arising from all product classifications including loans and leases, deposit overdrafts, derivatives, assets held-for-sale and unfunded lending commitments, which include loan commitments, letters of credit and financial guarantees. Derivative positions are recorded at fair value, and assets held-for-sale are recorded at either fair value or the lower of cost or fair value. Certain loans and unfunded commitments are accounted for under the fair value option. Credit risk for categories of assets carried at fair value is not accounted for as part of the allowance for credit losses but as part of the fair value adjustments recorded in earnings. For derivative positions, our credit risk is measured as the net cost in the event the counterparties with contracts in which we are in a gain position fail to perform under the terms of those contracts. We use the current fair value to represent credit exposure without giving consideration to future mark-to-market changes. The credit risk amounts take into consideration the effects of legally enforceable master netting agreements and cash collateral. Our consumer and commercial credit extension and review procedures encompass funded and unfunded credit exposures. For more information on derivatives and credit extension commitments, see Note 3 – Derivatives and Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.
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
During 2022, asset quality generally improved compared to 2021. Our 2022 net charge-off ratio remained near historic lows, and nonperforming loans and commercial reservable criticized utilized exposure decreased compared to 2021, which was partially offset by an increase in reservable criticized exposure associated with our direct exposure to Russia as a result of the Russia/Ukraine conflict. While uncertainty around the pandemic has diminished, uncertainty remains regarding broader economic impacts as a result of inflationary pressures, rising rates and the current geopolitical situation and could lead to adverse impacts to credit quality metrics in future periods.
For information on our credit risk management activities, see Consumer Portfolio Credit Risk Management below, Commercial Portfolio Credit Risk Management on page 64, Non-U.S. Portfolio on page 70, Allowance for Credit Losses on page 73, and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements. For more information on the factors that may expose us to credit risk, see Part I. Item 1A. Risk Factors of this Annual Report on Form 10-K.
Consumer Portfolio Credit Risk Management
Credit risk management for the consumer portfolio begins with initial underwriting and continues throughout a borrower’s credit cycle. Statistical techniques in conjunction with experiential judgment are used in all aspects of portfolio management including underwriting, product pricing, risk appetite, setting credit limits, and establishing operating processes and metrics to quantify and balance risks and returns. Statistical models are built using detailed behavioral information from external

59 Bank of America

sources, such as credit bureaus, and/or internal historical experience and are a component of our consumer credit risk management process. These models are used in part to assist in making both new and ongoing credit decisions as well as portfolio management strategies, including authorizations and line management, collection practices and strategies, and determination of the allowance for loan and lease losses and allocated capital for credit risk.
Consumer Credit Portfolio
During 2022, the U.S. unemployment rate continued to decline and home prices increased compared to 2021, although they began to decline in the second half of 2022 as inflationary pressures continued to persist. During 2022, net charge-offs were $1.9 billion, relatively unchanged compared to 2021. During 2022, nonperforming loans declined primarily due to decreases from consumer real estate loan sales, partially offset by increases from loans whose prior-period deferrals expired and were modified in troubled debt restructurings (TDRs) during the first quarter of 2022.
The consumer allowance for loan and lease losses increased $204 million during 2022 to $7.2 billion. For more information, see Allowance for Credit Losses on page 73.
For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and TDRs for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.
Table 19 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Table 19	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
		December 31
(Dollars in millions)		2022	2021	2022	2021	2022	2021
Residential mortgage (1)		$229,670	$221,963	$2,167	$2,284	$368	$634
Home equity		26,563	27,935	510	630	—	—
Credit card		93,421	81,438	n/a	n/a	717	487
Direct/Indirect consumer (2)		106,236	103,560	77	75	2	11
Other consumer		156	190	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$456,046	$435,086	$2,754	$2,989	$1,087	$1,132
Loans accounted for under the fair value option (3)		339	618
Total consumer loans and leases		$456,385	$435,704
Percentage of outstanding consumer loans and leases (4)		n/a	n/a	0.60%	0.69%	0.24%	0.26%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (4)		n/a	n/a	0.62	0.71	0.16	0.12
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At December 31, 2022 and 2021, residential mortgage included $260 million and $444 million of loans on which interest had been curtailed by the FHA, and therefore were no longer accruing interest, although principal was still insured, and $108 million and $190 million of loans on which interest was still accruing.
(2)Outstandings primarily includes auto and specialty lending loans and leases of $51.8 billion and $48.5 billion, U.S. securities-based lending loans of $50.4 billion and $51.1 billion at December 31, 2022 and 2021, and non-U.S. consumer loans of $3.0 billion as of both period ends.
(3)For more information on the fair value option, see Note 21 – Fair Value Option to the Consolidated Financial Statements.
(4)Excludes consumer loans accounted for under the fair value option. At December 31, 2022 and 2021, $7 million and $21 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.
n/a = not applicable
Table 20 presents net charge-offs and related ratios for consumer loans and leases.

Table 20	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2022	2021	2022	2021
Residential mortgage	$72	$(28)	0.03%	(0.01)%
Home equity	(90)	(119)	(0.33)	(0.39)
Credit card	1,334	1,723	1.60	2.29
Direct/Indirect consumer	18	1	0.02	—
Other consumer	521	270	n/m	n/m
Total	$1,855	$1,847	0.42	0.44
(1)Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.
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

Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 50 percent of consumer loans and leases in 2022. Approximately 51 percent of the residential mortgage portfolio was in Consumer Banking and 45 percent was in GWIM. The remaining portion was in All Other.
Outstanding balances in the residential mortgage portfolio increased $7.7 billion in 2022 as originations were partially offset by paydowns and loan sales.

Bank of America 60

At December 31, 2022 and 2021, the residential mortgage portfolio included $11.7 billion and $12.7 billion of outstanding fully-insured loans, of which both had $2.2 billion of FHA insurance, with the remainder protected by Fannie Mae long-term standby agreements.
Table 21 presents certain residential mortgage key credit
statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

Table 21	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
		December 31
(Dollars in millions)		2022	2021	2022	2021
Outstandings		$229,670	$221,963	$217,976	$209,259
Accruing past due 30 days or more		1,471	1,753	844	866
Accruing past due 90 days or more		368	634	—	—
Nonperforming loans (2)		2,167	2,284	2,167	2,284
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		1%	1%	1%	1%
Refreshed LTV greater than 100		—	—	—	—
Refreshed FICO below 620		1	2	1	1
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
Nonperforming outstanding balances in the residential mortgage portfolio decreased $117 million in 2022 primarily due to decreases from consumer real estate loan sales in the second quarter of 2022, partially offset by increases from loans whose prior-period deferrals expired and were modified in TDRs during the first quarter of 2022. Of the nonperforming residential mortgage loans at December 31, 2022, $1.4 billion, or 63 percent, were current on contractual payments. Loans accruing past due 30 days or more decreased $22 million.
Net charge-offs of $72 million for 2022 increased $100 million compared to 2021 primarily due to loan sales that occurred in the second quarter of 2022.
Of the $218.0 billion in total residential mortgage loans outstanding at December 31, 2022, 28 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that had entered the amortization period was $3.4 billion, or six percent, at December 31, 2022. Residential mortgage loans that have entered the amortization period generally experience a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At December 31, 2022, $64 million, or two percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $844 million, or less than one percent, for the entire residential mortgage portfolio. In addition, at December 31, 2022, $204 million, or six percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $79 million were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three to ten years. Approximately 96 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2025 or later.
Table 22 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 14 percent and 15 percent of outstandings at December 31, 2022 and 2021. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 15 percent of outstandings at both December 31, 2022 and 2021.

Table 22	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)
	December 31				Net Charge-offs
(Dollars in millions)	December 31 2022	December 31 2021	December 31 2022	December 31 2021	2022	2021
California	$80,878	$77,819	$656	$693	$37	$(14)
New York	26,228	24,975	328	358	7	3
Florida	15,225	13,883	145	158	(2)	(8)
Texas	9,399	9,002	88	86	—	—
New Jersey	8,810	8,723	96	117	3	—
Other	77,436	74,857	854	872	27	(9)
Residential mortgage loans	$217,976	$209,259	$2,167	$2,284	$72	$(28)
Fully-insured loan portfolio	11,694	12,704
Total residential mortgage loan portfolio	$229,670	$221,963
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Home Equity
At December 31, 2022, the home equity portfolio made up six percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans. We no longer originate home equity loans or reverse mortgages.
At December 31, 2022, 82 percent of the home equity portfolio was in Consumer Banking, nine percent was in All Other and the remainder of the portfolio was primarily in GWIM.

61 Bank of America

Outstanding balances in the home equity portfolio decreased $1.4 billion in 2022 primarily due to paydowns outpacing draws on existing lines and new originations. Of the total home equity portfolio at December 31, 2022 and 2021, $11.1 billion and $12.2 billion, or 42 percent and 44 percent, were in first-lien positions. At December 31, 2022, outstanding balances in the home equity portfolio that were in a second-lien or more junior-
lien position and where we also held the first-lien loan totaled $4.5 billion, or 17 percent of our total home equity portfolio.
Unused HELOCs totaled $42.4 billion and $40.5 billion at December 31, 2022 and 2021. The HELOC utilization rate was 38 percent and 39 percent at December 31, 2022 and 2021.
Table 23 presents certain home equity portfolio key credit statistics.

Table 23	Home Equity – Key Credit Statistics (1)

	December 31
(Dollars in millions)	2022	2021
Outstandings	$26,563	$27,935
Accruing past due 30 days or more	96	157
Nonperforming loans (2)	510	630
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	—%	—%
Refreshed CLTV greater than 100	—	1
Refreshed FICO below 620	2	3
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

Nonperforming outstanding balances in the home equity portfolio decreased $120 million to $510 million at December 31, 2022, primarily driven by loan sales. Of the nonperforming home equity loans at December 31, 2022, $275 million, or 54 percent, were current on contractual payments. In addition, $167 million, or 33 percent, of nonperforming home equity loans were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $61 million in 2022.
Net recoveries decreased $29 million to $90 million in 2022 compared to 2021.
Of the $26.6 billion in total home equity portfolio outstandings at December 31, 2022, as shown in Table 23, 13 percent require interest-only payments. The outstanding balance of HELOCs that had reached the end of their draw period and entered the amortization period was $5.2 billion at December 31, 2022. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At December 31, 2022, $53 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at December 31, 2022, $354 million, or seven percent, were nonperforming.
For our interest-only HELOC portfolio, we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines; however, we can infer some of this information through a review of our HELOC portfolio that we service and is still in its revolving period. During 2022, 10 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 24 presents outstandings, nonperforming balances and net recoveries by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 12 percent and 13 percent of the outstanding home equity portfolio at December 31, 2022 and 2021. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent and 10 percent of the outstanding home equity portfolio at December 31, 2022 and 2021.

Table 24	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)
	December 31				Net Charge-offs
(Dollars in millions)	2022	2021	2022	2021	2022	2021
California	$7,406	$7,600	$119	$140	$(20)	$(40)
Florida	2,743	2,977	63	78	(21)	(21)
New Jersey	2,047	2,259	53	69	(3)	(4)
New York	1,806	2,072	80	96	(4)	(1)
Massachusetts	1,347	1,422	23	32	(2)	(3)
Other	11,214	11,605	172	215	(40)	(50)
Total home equity loan portfolio	$26,563	$27,935	$510	$630	$(90)	$(119)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Credit Card
At December 31, 2022, 97 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio increased $12.0 billion during 2022 to $93.4 billion primarily driven by increased purchase volumes, partially offset by the sale of a $1.6 billion affinity card loan portfolio. Net charge-offs decreased $389 million to $1.3 billion in 2022 compared to 2021, as loss rates remained near historic lows. In addition, the prior year included charge-offs associated with deferrals that expired in 2020. Credit card loans 30 days or more past due and still accruing interest increased $508 million, and 90 days or more past due and still accruing interest increased $230 million. Unused lines of credit for credit card increased to $370.1 billion

Bank of America 62

at December 31, 2022 from $361.2 billion at December 31, 2021.
Table 25 presents certain state concentrations for the credit card portfolio.

Table 25	Credit Card State Concentrations

	Outstandings		Accruing Past Due 90 Days or More
	December 31				Net Charge-offs
(Dollars in millions)	2022	2021	2022	2021	2022	2021
California	$15,363	$13,076	$126	$82	$232	$322
Florida	9,512	8,046	100	71	183	245
Texas	8,125	6,894	72	47	123	158
New York	5,381	4,725	56	35	99	135
Washington	4,844	4,080	21	13	36	39
Other	50,196	44,617	342	239	661	824
Total credit card portfolio	$93,421	$81,438	$717	$487	$1,334	$1,723
Direct/Indirect Consumer
At December 31, 2022, 49 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and recreational vehicle lending) and 51 percent was included in GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio increased $2.7 billion in 2022 to $106.2 billion driven by growth in our auto portfolio.
Table 26 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 26	Direct/Indirect State Concentrations

	Outstandings		Accruing Past Due 90 Days or More
	December 31				Net Charge-offs
(Dollars in millions)	2022	2021	2022	2021	2022	2021
California	$15,516	$15,061	$1	$2	$6	$3
Florida	13,783	13,352	—	1	4	1
Texas	9,837	9,505	—	2	3	2
New York	7,891	7,802	—	1	2	3
New Jersey	4,456	4,228	—	—	1	(3)
Other	54,753	53,612	1	5	2	(5)
Total direct/indirect loan portfolio	$106,236	$103,560	$2	$11	$18	$1
Other Consumer
Other consumer primarily consists of deposit overdraft balances. Net charge-offs increased $251 million in 2022 to $521 million, primarily driven by overdraft losses due to higher payment activity related to checking accounts.
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 27 presents nonperforming consumer loans, leases and foreclosed properties activity during 2022 and 2021. During 2022, nonperforming consumer loans decreased $235 million to $2.8 billion primarily due to decreases from loan sales, partially offset by increases from loans whose prior-period deferrals expired and were modified in TDRs during the first quarter of 2022.
At December 31, 2022, $605 million, or 22 percent, of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at December 31, 2022, $1.7 billion, or 61 percent, of nonperforming consumer loans were modified and are now current after successful trial periods, or are current loans classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties increased $20 million in 2022 to $121 million. Nonperforming loans also include certain loans that have been modified in TDRs where economic concessions have been granted to borrowers experiencing financial difficulties.

63 Bank of America

Table 27	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

(Dollars in millions)		2022	2021
Nonperforming loans and leases, January 1		$2,989	$2,725
Additions		1,453	2,006
Reductions:
Paydowns and payoffs		(535)	(625)
Sales		(402)	(4)
Returns to performing status (1)		(661)	(1,037)
Charge-offs		(56)	(64)
Transfers to foreclosed properties		(34)	(12)
Total net additions/(reductions) to nonperforming loans and leases		(235)	264
Total nonperforming loans and leases, December 31		2,754	2,989
Foreclosed properties, December 31 (2)		121	101
Nonperforming consumer loans, leases and foreclosed properties, December 31		$2,875	$3,090
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (3)		0.60%	0.69%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (3)		0.63	0.71
(1)Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.
(2)Foreclosed property balances do not include properties insured by certain government-guaranteed loans, principally FHA-insured, of $60 million and $52 million at December 31, 2022 and 2021.
(3)Outstanding consumer loans and leases exclude loans accounted for under the fair value option.
Table 28 presents TDRs for the consumer real estate portfolio. Performing TDR balances are excluded from nonperforming loans and leases in Table 27.

Table 28	Consumer Real Estate Troubled Debt Restructurings

	December 31, 2022			December 31, 2021
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Residential mortgage (1, 2)	$1,726	$1,548	$3,274	$1,498	$2,278	$3,776
Home equity (3)	324	544	868	254	652	906
Total consumer real estate troubled debt restructurings	$2,050	$2,092	$4,142	$1,752	$2,930	$4,682
(1)At December 31, 2022 and 2021, residential mortgage TDRs deemed collateral dependent totaled $1.8 billion and $1.6 billion, and included $1.6 billion and $1.4 billion of loans classified as nonperforming and $183 million and $279 million of loans classified as performing.
(2)At December 31, 2022 and 2021, residential mortgage performing TDRs included $1.1 billion and $1.2 billion of loans that were fully-insured.
(3)At December 31, 2022 and 2021, home equity TDRs deemed collateral dependent totaled $411 million and $370 million, and included $293 million and $222 million of loans classified as nonperforming and $118 million and $148 million of loans classified as performing.
In addition to modifying consumer real estate loans, we work with customers who are experiencing financial difficulty by modifying credit card and other consumer loans. Credit card and other consumer loan modifications generally involve a reduction in the customer’s interest rate on the account and placing the customer on a fixed payment plan not exceeding 60 months.
Modifications of credit card and other consumer loans are made through programs utilizing direct customer contact, but may also utilize external programs. At December 31, 2022 and 2021, our credit card and other consumer TDR portfolio was $624 million and $672 million, of which $540 million and $599 million were current or less than 30 days past due under the modified terms.
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
Management of Commercial Credit Risk Concentrations
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure continue to be aligned with our risk appetite. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 33, 36 and 39 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, see Table 36

Bank of America 64

and Commercial Portfolio Credit Risk Management – Industry Concentrations on page 68.
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
Commercial Credit Portfolio
During 2022, commercial credit quality improved as charge-offs, nonperforming commercial loans and reservable criticized utilized exposure declined. Due to the ongoing Russia/Ukraine conflict, all direct exposure to Russian counterparties was downgraded and reported as reservable criticized exposure, and expected credit losses (ECL) have been incorporated into our estimate of the allowance for credit losses. Outstanding commercial loans and leases increased $45.9 billion during 2022 due to growth in commercial and industrial, primarily in Global Banking. This increase was partially offset by lower U.S. small business commercial loans due to repayments of PPP loans by the Small Business Administration (SBA) under the terms of the program.
Credit quality of commercial real estate borrowers generally improved from 2021 as pandemic-impacted sectors are recovering. However, many commercial real estate markets, while improving, are still experiencing disruptions in demand, supply chain challenges, tenant difficulties and challenging capital markets. Demand for office space continues to be uncertain as companies evaluate space needs with employment models that utilize a mix of remote and conventional office use.
The commercial allowance for loan and lease losses remained relatively unchanged at $5.4 billion at December 31, 2022, as loan growth and a dampened macroeconomic outlook were offset by asset quality improvement and a reserve release for reduced pandemic uncertainties. For more information, see Allowance for Credit Losses on page 73.
Total commercial utilized credit exposure increased $51.3 billion during 2022 to $704.9 billion primarily driven by higher loans and leases and derivative assets. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 56 percent at both December 31, 2022 and 2021.
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

Table 29	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
	December 31
(Dollars in millions)	2022	2021	2022	2021	2022	2021
Loans and leases	$589,362	$543,420	$487,772	$454,256	$1,077,134	$997,676
Derivative assets (5)	48,642	35,344	—	—	48,642	35,344
Standby letters of credit and financial guarantees	33,376	34,389	1,266	639	34,642	35,028
Debt securities and other investments	20,195	19,427	2,551	4,638	22,746	24,065
Loans held-for-sale	6,112	13,185	3,729	16,581	9,841	29,766
Operating leases	5,509	5,935	—	—	5,509	5,935
Commercial letters of credit	973	1,176	28	247	1,001	1,423
Other	698	652	—	—	698	652
Total	$704,867	$653,528	$495,346	$476,361	$1,200,213	$1,129,889
(1)Commercial utilized exposure includes loans of $5.4 billion and $7.2 billion accounted for under the fair value option at December 31, 2022 and 2021.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $3.0 billion and $4.8 billion at December 31, 2022 and 2021.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.4 billion and $10.7 billion at December 31, 2022 and 2021.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $33.8 billion and $30.8 billion at December 31, 2022 and 2021. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $51.6 billion and $44.8 billion at December 31, 2022 and 2021, which consists primarily of other marketable securities.

65 Bank of America

Nonperforming commercial loans decreased $524 million across all product types. Table 30 presents our commercial loans and leases portfolio and related credit quality information at December 31, 2022 and 2021.

Table 30	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
	December 31
(Dollars in millions)	2022	2021	2022	2021	2022	2021
Commercial and industrial:
U.S. commercial	$358,481	$325,936	$553	$825	$190	$171
Non-U.S. commercial	124,479	113,266	212	268	25	19
Total commercial and industrial	482,960	439,202	765	1,093	215	190
Commercial real estate	69,766	63,009	271	382	46	40
Commercial lease financing	13,644	14,825	4	80	8	8
	566,370	517,036	1,040	1,555	269	238
U.S. small business commercial (1)	17,560	19,183	14	23	355	87
Commercial loans excluding loans accounted for under the fair value option	$583,930	$536,219	$1,054	$1,578	$624	$325
Loans accounted for under the fair value option (2)	5,432	7,201
Total commercial loans and leases	$589,362	$543,420
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option includes U.S. commercial of $2.9 billion and $4.6 billion and non-U.S. commercial of $2.5 billion and $2.6 billion at December 31, 2022 and 2021. For more information on the fair value option, see Note 21 – Fair Value Option to the Consolidated Financial Statements.
Table 31 presents net charge-offs and related ratios for our commercial loans and leases for 2022 and 2021.

Table 31	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2022	2021	2022	2021
Commercial and industrial:
U.S. commercial	$71	$(23)	0.02%	(0.01%)
Non-U.S. commercial	21	35	0.02	0.04
Total commercial and industrial	92	12	0.02	—
Commercial real estate	66	34	0.10	0.06
Commercial lease financing	5	(1)	0.03	—
	163	45	0.03	0.01
U.S. small business commercial	154	351	0.86	1.19
Total commercial	$317	$396	0.06	0.08
(1)Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.
Table 32 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure decreased $3.1 billion during 2022, which was broad-based across industries. At December 31, 2022 and 2021, 88 percent and 87 percent of commercial reservable criticized utilized exposure was secured.

Table 32		Commercial Reservable Criticized Utilized Exposure (1, 2)

	December 31
(Dollars in millions)	2022		2021
Commercial and industrial:
U.S. commercial	$10,724	2.78%	$11,327	3.20%
Non-U.S. commercial	2,665	2.04	2,582	2.17
Total commercial and industrial	13,389	2.59	13,909	2.94
Commercial real estate	5,201	7.30	7,572	11.72
Commercial lease financing	240	1.76	387	2.61
	18,830	3.13	21,868	3.96
U.S. small business commercial	444	2.53	513	2.67
Total commercial reservable criticized utilized exposure	$19,274	3.12	$22,381	3.91
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $18.5 billion and $21.2 billion and commercial letters of credit of $817 million and $1.2 billion at December 31, 2022 and 2021.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.
Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At December 31, 2022, 63 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 21 percent in Global Markets, 15 percent in GWIM (loans that provide financing for asset purchases, business investments and other liquidity needs for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $32.5 billion, or 10 percent, during

Bank of America 66

2022 primarily driven by Global Banking. Reservable criticized utilized exposure decreased $603 million, or five percent, driven by decreases across a broad range of industries.
Non-U.S. Commercial
At December 31, 2022, 64 percent of the non-U.S. commercial loan portfolio was managed in Global Banking, 35 percent in Global Markets and the remainder in GWIM. Non-U.S. commercial loans increased $11.2 billion, or 10 percent, during 2022 due to loan growth in Global Markets. Reservable criticized utilized exposure increased $83 million, or three percent, due to downgrades for direct exposure to Russian counterparties. For information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 70. For more information on the Russia/Ukraine conflict, see Recent Developments on page 27.
Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans increased $6.8 billion, or 11 percent, during 2022 to $69.8 billion due to new originations outpacing paydowns and increased utilizations under existing credit facilities. Reservable criticized utilized exposure decreased $2.4 billion, or 31 percent, primarily driven by Hotels due to improving vacancy rates and reduced travel restrictions. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 19 percent and 21 percent of the commercial real estate portfolio at December 31, 2022 and 2021. The commercial real estate portfolio is predominantly managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms.
During 2022, we continued to see low default rates and varying degrees of improvement in certain geographic regions and property types of the portfolio. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures for management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Table 33 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 33	Outstanding Commercial Real Estate Loans

	December 31
(Dollars in millions)	2022	2021
By Geographic Region
Northeast	$15,601	$14,318
California	13,360	13,145
Southwest	8,723	7,510
Southeast	7,713	6,758
Florida	5,374	4,367
Midwest	3,419	3,221
Illinois	3,327	2,878
Midsouth	2,716	2,289
Northwest	1,959	1,709
Non-U.S.	5,518	4,760
Other	2,056	2,054
Total outstanding commercial real estate loans	$69,766	$63,009
By Property Type
Non-residential
Office	$18,230	$18,309
Industrial / Warehouse	13,775	10,749
Multi-family rental	10,412	8,173
Shopping centers /Retail	5,830	6,502
Hotel / Motels	5,696	5,932
Unsecured	3,195	3,178
Multi-use	2,403	1,835
Other	9,046	7,238
Total non-residential	68,587	61,916
Residential	1,179	1,093
Total outstanding commercial real estate loans	$69,766	$63,009
U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking, and included $1.0 billion and $4.7 billion of PPP loans outstanding at December 31, 2022 and 2021. The decline of $3.7 billion in PPP loans during 2022 was primarily due to repayment of the loans by the SBA under the terms of the program. Excluding PPP, credit card-related products were 53 percent and 50 percent of the U.S. small business commercial portfolio at December 31, 2022 and 2021 and represented all of the net charge-offs in 2022 compared to 95 percent in 2021. The increase of $268 million in accruing past due 90 days or more in 2022 was driven by PPP loans, which are fully guaranteed by the SBA.

67 Bank of America

Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 34 presents the nonperforming commercial loans, leases and foreclosed properties activity during 2022 and 2021. Nonperforming loans do not include loans accounted for under the fair value option. During 2022, nonperforming commercial loans and leases decreased $524 million to $1.1 billion. At
December 31, 2022, 97 percent of commercial nonperforming loans, leases and foreclosed properties were secured, and 65 percent were contractually current. Commercial nonperforming loans were carried at 85 percent of their unpaid principal balance, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

Table 34	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

(Dollars in millions)	2022	2021
Nonperforming loans and leases, January 1	$1,578	$2,227
Additions	952	1,622
Reductions:
Paydowns	(825)	(1,163)
Sales	(57)	(199)
Returns to performing status (3)	(334)	(264)
Charge-offs	(221)	(254)
Transfers to loans held-for-sale	(39)	(391)
Total net reductions to nonperforming loans and leases	(524)	(649)
Total nonperforming loans and leases, December 31	1,054	1,578
Foreclosed properties, December 31	49	29
Nonperforming commercial loans, leases and foreclosed properties, December 31	$1,103	$1,607
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.18%	0.29%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.19	0.30
(1)Balances do not include nonperforming loans held-for-sale of $219 million and $264 million at December 31, 2022 and 2021.
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
Table 35 presents our commercial TDRs by product type and performing status. U.S. small business commercial TDRs are comprised of renegotiated small business card loans and small business loans. The renegotiated small business card loans are not classified as nonperforming as they are charged off no later than the end of the month in which the loan becomes 180 days past due. Commercial TDRs increased $957 million, or 50 percent, during 2022 primarily due to commercial real estate loans that were modified as TDRs during the first half of the year.

Table 35	Commercial Troubled Debt Restructurings

	December 31, 2022			December 31, 2021
(Dollars in millions)	Nonperforming	Performing	Total	Nonperforming	Performing	Total
Commercial and industrial:
U.S. commercial	$305	$985	$1,290	$359	$685	$1,044
Non-U.S. commercial	69	238	307	72	8	80
Total commercial and industrial	374	1,223	1,597	431	693	1,124
Commercial real estate	59	1,131	1,190	244	437	681
Commercial lease financing	3	16	19	50	7	57
	436	2,370	2,806	725	1,137	1,862
U.S. small business commercial	—	51	51	—	38	38
Total commercial troubled debt restructurings	$436	$2,421	$2,857	$725	$1,175	$1,900
Industry Concentrations
Table 36 presents commercial committed and utilized credit exposure by industry. Our commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $70.3 billion, or six percent, during 2022 to $1.2 trillion. The increase in commercial committed exposure was concentrated in Asset managers and funds, Global commercial banks and Pharmaceuticals and biotechnology.
Industry limits are used internally to manage industry concentrations and are based on committed exposure that is determined on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring.
Asset managers and funds, our largest industry concentration with committed exposure of $165.1 billion, increased $28.2 billion, or 21 percent, during 2022 primarily driven by investment-grade exposures.
Real estate, our second largest industry concentration with committed exposure of $99.7 billion, increased $3.5 billion, or four percent, during 2022. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 67.
Capital goods, our third largest industry concentration with committed exposure of $87.3 billion, increased $3.0 billion, or four percent, during 2022. The increase in committed exposure occurred primarily as a result of increases in the Electrical equipment and Trading companies and distributors, partially offset by a decrease in Building products.
While the U.S. and global economies have shown signs of relief from the pandemic, uncertainty remains as a result of

Bank of America 68

geopolitical and inflationary pressures, and a number of industries will likely continue to be adversely impacted due to these conditions. We continue to monitor all industries, particularly higher risk industries that are experiencing or could experience a more significant impact to their financial condition.

Table 36	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
	December 31
(Dollars in millions)	2022	2021	2022	2021
Asset managers & funds	$106,842	$89,786	$165,087	$136,914
Real estate (3)	72,180	69,384	99,722	96,202
Capital goods	45,580	42,784	87,314	84,293
Finance companies	55,248	59,327	79,546	86,009
Healthcare equipment and services	33,554	32,003	58,761	58,195
Materials	26,304	25,133	55,589	53,652
Retailing	24,785	24,514	53,714	50,816
Government & public education	34,861	37,597	48,134	50,066
Food, beverage and tobacco	23,232	21,584	47,486	45,419
Consumer services	26,980	28,172	47,372	48,052
Individuals and trusts	34,897	29,752	45,572	39,869
Commercial services and supplies	23,628	22,390	41,596	42,451
Utilities	20,292	17,082	40,164	36,855
Energy	15,132	14,217	36,043	34,136
Transportation	22,273	21,079	33,858	32,015
Technology hardware and equipment	11,441	10,159	29,825	26,910
Global commercial banks	27,217	20,062	29,293	21,390
Media	14,781	12,495	28,216	26,318
Pharmaceuticals and biotechnology	7,547	5,608	26,208	19,439
Software and services	12,961	10,663	25,633	27,643
Consumer durables and apparel	10,009	9,740	21,389	21,226
Vehicle dealers	12,909	11,030	20,638	15,678
Insurance	10,224	5,743	19,444	14,323
Telecommunication services	9,679	10,056	17,349	21,270
Automobiles and components	8,774	9,236	16,911	17,052
Food and staples retailing	7,157	6,902	11,908	12,226
Financial markets infrastructure (clearinghouses)	3,913	3,876	8,752	6,076
Religious and social organizations	2,467	3,154	4,689	5,394
Total commercial credit exposure by industry	$704,867	$653,528	$1,200,213	$1,129,889
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.4 billion and $10.7 billion at December 31, 2022 and 2021.
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
At December 31, 2022 and 2021, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $9.0 billion and $2.6 billion. We recorded net losses of $37 million in 2022 compared to net losses $91 million in 2021. The gains and losses on these instruments were largely offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 43. For more information, see Trading Risk Management on page 76.

Tables 37 and 38 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at December 31, 2022 and 2021.

Table 37	Net Credit Default Protection by Maturity

	December 31
	2022	2021
Less than or equal to one year	14%	34%
Greater than one year and less than or equal to five years	85	62
Greater than five years	1	4
Total net credit default protection	100%	100%

69 Bank of America

Table 38	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
	December 31
(Dollars in millions)	2022		2021
Ratings (2, 3)
AAA	$(379)	4.0%	$—	—%
AA	(867)	10.0	—	—
A	(3,257)	36.0	(350)	13.4
BBB	(2,476)	28.0	(710)	27.1
BB	(1,049)	12.0	(809)	30.9
B	(676)	7.0	(659)	25.2
CCC and below	(93)	1.0	(35)	1.3
NR (4)	(182)	2.0	(55)	2.1
Total net credit default protection	$(8,979)	100.0%	$(2,618)	100.0%
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
Table 39 presents our 20 largest non-U.S. country exposures at December 31, 2022. These exposures accounted for 89 percent of our total non-U.S. exposure at both December 31, 2022 and 2021. Net country exposure for these 20 countries increased $24.0 billion in 2022 primarily driven by increases in Germany, Japan, Ireland, India and Switzerland, partially offset by decreases in China, Belgium, Australia and Singapore.
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

Bank of America 70

Table 39	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at December 31 2022	Hedges and Credit Default Protection	Net Country Exposure at December 31 2022	Increase (Decrease) from December 31 2021
United Kingdom	$29,965	$16,601	$7,243	$2,570	$56,379	$(1,034)	$55,345	$376
Germany	32,248	9,431	2,190	2,742	46,611	(885)	45,726	11,901
France	13,888	8,064	2,023	3,604	27,579	(986)	26,593	1,686
Canada	10,992	10,094	1,472	3,383	25,941	(368)	25,573	(738)
Japan	19,239	1,806	1,366	1,502	23,913	(826)	23,087	5,825
Australia	14,412	4,013	568	1,510	20,503	(286)	20,217	(1,087)
Brazil	6,175	1,413	741	4,199	12,528	(28)	12,500	(250)
China	6,489	294	1,378	2,932	11,093	(285)	10,808	(1,774)
India	6,805	589	614	2,841	10,849	(80)	10,769	2,138
Switzerland	7,039	3,063	469	438	11,009	(321)	10,688	2,113
Singapore	4,017	627	126	4,874	9,644	(37)	9,607	(1,058)
Netherlands	3,169	4,892	617	1,402	10,080	(797)	9,283	(313)
South Korea	6,103	927	504	1,664	9,198	(72)	9,126	974
Ireland	7,678	1,157	151	230	9,216	(126)	9,090	3,551
Mexico	4,444	1,753	514	743	7,454	(62)	7,392	930
Hong Kong	5,123	523	466	1,181	7,293	(22)	7,271	(56)
Spain	2,433	2,170	398	1,067	6,068	(227)	5,841	(79)
Italy	3,883	1,777	184	426	6,270	(602)	5,668	464
Saudi Arabia	2,428	1,465	219	15	4,127	(109)	4,018	545
Belgium	1,433	1,489	184	910	4,016	(153)	3,863	(1,168)
Total top 20 non-U.S. countries exposure	$187,963	$72,148	$21,427	$38,233	$319,771	$(7,306)	$312,465	$23,980
Our largest non-U.S. country exposure at December 31, 2022 was the United Kingdom with net exposure of $55.3 billion, which represents an increase of $376 million from December 31, 2021. The increase was primarily driven by net counterparty exposure with financial institutions, partially offset by a reduction in deposits with the central bank. Our second largest non-U.S. country exposure was Germany with net exposure of $45.7 billion at December 31, 2022, an increase of $11.9 billion from December 31, 2021. The increase was driven by higher deposits with the central bank and increased exposure with financial institutions and corporates.
Loan and Lease Contractual Maturities
Table 40 disaggregates total outstanding loans and leases by remaining scheduled principal due dates and interest rates. The amounts provided do not reflect prepayment assumptions or hedging activities related to the loan portfolio. For information on the asset sensitivity of our total banking book balance sheet, see Interest Rate Risk Management for the Banking Book on page 79.

71 Bank of America

Table 40	Loan and Lease Contractual Maturities (1)

	December 31, 2022
(Dollars in millions)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through 15 Years	Due After 15 Years	Total
Residential mortgage	$5,660	$32,546	$94,544	$96,991	$229,741
Home equity	251	1,195	5,076	20,309	26,831
Credit card	93,421	—	—	—	93,421
Direct/Indirect consumer	65,877	35,066	4,464	829	106,236
Other consumer	156	—	—	—	156
Total consumer loans	165,365	68,807	104,084	118,129	456,385
U.S. commercial	97,153	242,313	20,343	1,584	361,393
Non-U.S. commercial	49,662	52,826	22,436	2,075	126,999
Commercial real estate	19,199	48,051	1,650	866	69,766
Commercial lease financing	2,737	8,214	1,026	1,667	13,644
U.S. small business commercial	10,615	4,474	2,407	64	17,560
Total commercial loans	179,366	355,878	47,862	6,256	589,362
Total loans and leases	$344,731	$424,685	$151,946	$124,385	$1,045,747

	Amount due in one year or less at:		Amount due after one year at:
(Dollars in millions)	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Total
Residential mortgage	$1,007	$4,653	$83,441	$140,640	$229,741
Home equity	203	48	22,438	4,142	26,831
Credit card	88,113	5,308	—	—	93,421
Direct/Indirect consumer	47,240	18,637	2,857	37,502	106,236
Other consumer	—	156	—	—	156
Total consumer loans	136,563	28,802	108,736	182,284	456,385
U.S. commercial	73,593	23,560	223,099	41,141	361,393
Non-U.S. commercial	42,692	6,970	75,355	1,982	126,999
Commercial real estate	18,361	838	49,247	1,320	69,766
Commercial lease financing	229	2,508	3,696	7,211	13,644
U.S. small business commercial	6,363	4,252	109	6,836	17,560
Total commercial loans	141,238	38,128	351,506	58,490	589,362
Total loans and leases	$277,801	$66,930	$460,242	$240,774	$1,045,747
(1)Includes loans accounted for under the fair value option.

Bank of America 72

Allowance for Credit Losses
The allowance for credit losses increased $379 million from December 31, 2021 to $14.2 billion at December 31, 2022, which included a $202 million reserve increase related to the consumer portfolio and a $177 million reserve increase related to the commercial portfolio. The increase in the allowance was primarily driven by loan growth and a dampened macroeconomic outlook, partially offset by a reserve release for reduced pandemic uncertainties.
Table 41 presents an allocation of the allowance for credit losses by product type at December 31, 2022 and 2021.

Table 41	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	December 31, 2022			December 31, 2021
Allowance for loan and lease losses
Residential mortgage	$328	2.59%	0.14%	$351	2.83%	0.16%
Home equity	92	0.73	0.35	206	1.66	0.74
Credit card	6,136	48.38	6.57	5,907	47.70	7.25
Direct/Indirect consumer	585	4.61	0.55	523	4.22	0.51
Other consumer	96	0.76	n/m	46	0.37	n/m
Total consumer	7,237	57.07	1.59	7,033	56.78	1.62
U.S. commercial (2)	3,007	23.71	0.80	3,019	24.37	0.87
Non-U.S. commercial	1,194	9.41	0.96	975	7.87	0.86
Commercial real estate	1,192	9.40	1.71	1,292	10.43	2.05
Commercial lease financing	52	0.41	0.38	68	0.55	0.46
Total commercial	5,445	42.93	0.93	5,354	43.22	1.00
Allowance for loan and lease losses	12,682	100.00%	1.22	12,387	100.00%	1.28
Reserve for unfunded lending commitments	1,540			1,456
Allowance for credit losses	$14,222			$13,843
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $844 million and $1.2 billion at December 31, 2022 and 2021.
n/m = not meaningful
Net charge-offs for both 2022 and 2021 were $2.2 billion as credit card losses, which remained near historic lows, were partially offset by higher overdrafts charged off in other consumer due to payment activity related to checking accounts. The provision for credit losses increased $7.1 billion to an expense of $2.5 billion during 2022 compared to 2021. The provision for credit losses in 2022 was primarily driven by loan growth and a dampened macroeconomic outlook, partially offset by a reserve release for reduced pandemic uncertainties. The provision for credit losses for the consumer portfolio, including unfunded lending commitments, increased $3.2 billion to an expense of $2.0 billion during 2022 compared to 2021. The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $3.9 billion to an expense of $495 million for 2022 compared to 2021.
Table 42 presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for 2022 and 2021. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

73 Bank of America

Table 42	Allowance for Credit Losses

(Dollars in millions)		2022	2021
Allowance for loan and lease losses, January 1		$12,387	$18,802
Loans and leases charged off
Residential mortgage		(161)	(34)
Home equity		(45)	(44)
Credit card		(1,985)	(2,411)
Direct/Indirect consumer		(232)	(297)
Other consumer		(538)	(292)
Total consumer charge-offs		(2,961)	(3,078)
U.S. commercial (1)		(354)	(626)
Non-U.S. commercial		(41)	(47)
Commercial real estate		(75)	(46)
Commercial lease financing		(8)	—
Total commercial charge-offs		(478)	(719)
Total loans and leases charged off		(3,439)	(3,797)
Recoveries of loans and leases previously charged off
Residential mortgage		89	62
Home equity		135	163
Credit card		651	688
Direct/Indirect consumer		214	296
Other consumer		17	22
Total consumer recoveries		1,106	1,231
U.S. commercial (2)		129	298
Non-U.S. commercial		20	12
Commercial real estate		9	12
Commercial lease financing		3	1
Total commercial recoveries		161	323
Total recoveries of loans and leases previously charged off		1,267	1,554
Net charge-offs		(2,172)	(2,243)
Provision for loan and lease losses		2,460	(4,173)
Other		7	1
Allowance for loan and lease losses, December 31		12,682	12,387
Reserve for unfunded lending commitments, January 1		1,456	1,878
Provision for unfunded lending commitments		83	(421)
Other		1	(1)
Reserve for unfunded lending commitments, December 31		1,540	1,456
Allowance for credit losses, December 31		$14,222	$13,843

Loan and allowance ratios (3) :
Loans and leases outstanding at December 31		$1,039,976	$971,305
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31		1.22%	1.28%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31		1.59	1.62
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31		0.93	1.00
Average loans and leases outstanding		$1,010,799	$913,354
Net charge-offs as a percentage of average loans and leases outstanding		0.21%	0.25%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31		333	271
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs		5.84	5.52
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (4)		$6,998	$7,027
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (4)		149%	117%
(1)Includes U.S. small business commercial charge-offs of $203 million in 2022 compared to $425 million in 2021.
(2)Includes U.S. small business commercial recoveries of $49 million in 2022 compared to $74 million in 2021.
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
GRM is responsible for providing senior management with a clear and comprehensive understanding of the trading risks to which we are exposed. These responsibilities include ownership of market risk policy, developing and maintaining quantitative risk models, calculating aggregated risk measures, establishing and monitoring position limits consistent with risk appetite, conducting daily reviews and analysis of trading inventory, approving material risk exposures and fulfilling regulatory requirements. Market risks that impact businesses outside of Global Markets are monitored and governed by their respective governance functions.
Model risk is the potential for adverse consequences from decisions based on incorrect or misused model outputs and reports. Given that models are used across the Corporation, model risk impacts all risk types including credit, market and operational risks. The Enterprise Model Risk Policy defines model risk standards, consistent with our Risk Framework and risk appetite, prevailing regulatory guidance and industry best practice. All models, including risk management, valuation and regulatory capital models, must meet certain validation criteria, including effective challenge of the conceptual soundness of the model, independent model testing and ongoing monitoring through outcomes analysis and benchmarking. The Enterprise Model Risk Committee, a subcommittee of the MRC, oversees that model standards are consistent with model risk requirements and monitors the effective challenge in the model validation process across the Corporation.
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

75 Bank of America

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
GRM continually reviews, evaluates and enhances our VaR model so that it reflects the material risks in our trading portfolio. Changes to the VaR model are reviewed and approved prior to implementation and any material changes are reported to management through the appropriate management committees.
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

Bank of America 76

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
Table 43 presents year-end, average, high and low daily trading VaR for 2022 and 2021 using a 99 percent confidence level. The amounts disclosed in Table 43 and Table 44 align to the view of covered positions used in the Basel 3 capital calculations. Foreign exchange and commodity positions are always considered covered positions, regardless of trading or banking treatment for the trade, except for structural foreign currency positions that are excluded with prior regulatory approval.
The annual average of total covered positions and less liquid trading positions portfolio VaR increased for 2022 compared to 2021 driven by heightened market volatility and reduced diversification across asset classes.

Table 43	Market Risk VaR for Trading Activities

	2022				2021
(Dollars in millions)	Year End	Average	High (1)	Low (1)	Year End	Average	High (1)	Low (1)
Foreign exchange	$38	$21	$39	$12	$11	$12	$21	$5
Interest rate	36	36	56	24	54	40	80	16
Credit	76	71	106	52	73	69	84	53
Equity	18	20	33	12	21	24	35	19
Commodities	8	13	27	7	6	8	28	4
Portfolio diversification	(81)	(91)	n/a	n/a	(114)	(100)	n/a	n/a
Total covered positions portfolio	95	70	140	42	51	53	85	34
Impact from less liquid exposures (2)	35	38	n/a	n/a	8	20	n/a	n/a
Total covered positions and less liquid trading positions portfolio	130	108	236	61	59	73	125	46
Fair value option loans	48	51	65	37	51	50	65	31
Fair value option hedges	16	17	24	13	15	16	20	11
Fair value option portfolio diversification	(38)	(36)	n/a	n/a	(27)	(32)	n/a	n/a
Total fair value option portfolio	26	32	44	23	39	34	53	23
Portfolio diversification	9	(11)	n/a	n/a	(24)	(10)	n/a	n/a
Total market-based portfolio	$165	$129	287	70	$74	$97	169	54
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
n/a = not applicable
The following graph presents the daily covered positions and less liquid trading positions portfolio VaR for 2022, corresponding to the data in Table 43.

Additional VaR statistics produced within our single VaR model are provided in Table 44 at the same level of detail as in Table 43. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio, as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 44 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for 2022 and 2021.

77 Bank of America

Table 44	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	2022		2021
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$21	$12	$12	$8
Interest rate	36	17	40	20
Credit	71	28	69	21
Equity	20	11	24	12
Commodities	13	7	8	4
Portfolio diversification	(91)	(46)	(100)	(39)
Total covered positions portfolio	70	29	53	26
Impact from less liquid exposures	38	7	20	2
Total covered positions and less liquid trading positions portfolio	108	36	73	28
Fair value option loans	51	14	50	12
Fair value option hedges	17	10	16	9
Fair value option portfolio diversification	(36)	(13)	(32)	(9)
Total fair value option portfolio	32	11	34	12
Portfolio diversification	(11)	(7)	(10)	(7)
Total market-based portfolio	$129	$40	$97	$33
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. A backtesting excess occurs when a trading loss exceeds the VaR for the corresponding day. These excesses are evaluated to understand the positions and market moves that produced the trading loss with a goal to help confirm that the VaR methodology accurately represents those losses. We expect the frequency of trading losses in excess of VaR to be in line with the confidence level of the VaR statistic being tested. For example, with a 99 percent confidence level, we expect one trading loss in excess of VaR every 100 days or between two to three trading losses in excess of VaR over the course of a year. The number of backtesting excesses observed can differ from the statistically expected number of excesses if the current level of market volatility is materially different than the level of market volatility that existed during the three years of historical data used in the VaR calculation.
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
During 2022, there was one day where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period.
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
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for 2022 and 2021. During 2022, positive trading-related revenue was recorded for 99 percent of the trading days, of which 90 percent were daily trading gains of over $25 million, and the largest loss was $9 million. This compares to 2021 where positive trading-related revenue was recorded for 97 percent of the trading days, of which 80 percent were daily trading gains of over $25 million, and the largest loss was $45 million.

Histogram of Daily Trading-related Revenue
120
100
80
60
40
20
0
Number of Days
-50 to -25
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Year Ended December 31, 2021
Year Ended December 31, 2022

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

Bank of America 78

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
We prepare forward-looking forecasts of net interest income. The baseline forecast takes into consideration expected future business growth, ALM positioning and the future direction of interest rate movements as implied by market-based forward curves.
We then measure and evaluate the impact that alternative interest rate scenarios have on the baseline forecast in order to assess interest rate sensitivity under varied conditions. The net interest income forecast is frequently updated for changing assumptions and differing outlooks based on economic trends, market conditions and business strategies. Thus, we continually monitor our banking book balance sheet position in order to maintain an acceptable level of exposure to interest rate changes.
The interest rate scenarios that we analyze incorporate balance sheet assumptions such as loan and deposit growth and pricing, changes in funding mix, product repricing, maturity characteristics and investment securities premium amortization. Our overall goal is to manage interest rate risk so that movements in interest rates do not significantly adversely affect earnings and capital.
Table 45 presents the spot and 12-month forward rates used in developing the forward curve used in our baseline forecasts at December 31, 2022 and 2021.

Table 45	Forward Rates

	December 31, 2022
	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	4.50%	4.77%	3.84%
12-month forward rates	4.75	4.78	3.62

	December 31, 2021
Spot rates	0.25%	0.21%	1.58%
12-month forward rates	1.00	1.07	1.84
Table 46 shows the pretax impact to forecasted net interest income over the next 12 months from December 31, 2022 and 2021 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically, we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment. The interest rate scenarios also assume U.S. dollar interest rates are floored at zero. Depending on the level of interest rates, Down-rate scenarios may not receive the full impact of the rate shock, particularly in low rate environments.
The overall decrease in asset sensitivity, as shown in the following table, to Up-rate scenarios was primarily due to an increase in long-end and short-end rates. We continue to be asset sensitive to a parallel upward move in interest rates with the majority of that impact coming from the short end of the yield curve. Additionally, higher interest rates negatively impact the fair value of our debt securities classified as available for sale and adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital would be reduced over time by offsetting positive impacts to net interest income generated from the banking book activities. For more information on Basel 3, see Capital Management – Regulatory Capital on page 50.

Table 46	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes

	Short Rate (bps)	Long Rate (bps)
			December 31
(Dollars in millions)			2022	2021
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$3,829	$6,542
-100 bps instantaneous shift	-100	-100	(4,591)	n/m
Flatteners
Short-end instantaneous change	+100	—	3,698	4,982
Long-end instantaneous change	—	-100	(157)	n/m
Steepeners
Short-end instantaneous change	-100	—	(4,420)	n/m
Long-end instantaneous change	—	+100	131	1,646
n/m = not meaningful

79 Bank of America

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
During 2022, 2021 and 2020, we recorded gains of $78 million, $39 million and $321 million. For more information on MSRs, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements.
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
Global Compliance and Operational Risk teams independently assess compliance and operational risk, monitor business activities and processes and evaluate FLUs and control functions for adherence to applicable laws, rules and regulations, including identifying issues and risks, and reporting

Bank of America 80

on the state of the control environment. Corporate Audit provides an independent assessment and validation through testing of key compliance and operational risk processes and controls across the Corporation.
The Corporation's Global Compliance – Enterprise Policy and Operational Risk Management – Enterprise Policy set the requirements for reporting compliance and operational risk information to executive management as well as the Board or appropriate Board-level committees and reflect Global Compliance and Operational Risk’s responsibilities for conducting independent oversight of the Corporation’s compliance and operational risk management activities. The Board provides oversight of compliance risk through its Audit Committee and the ERC, and operational risk through its ERC.
A key operational risk facing the Corporation is information security, which includes cybersecurity. Cybersecurity risk includes exposure to failures or interruptions of service or security breaches resulting from malicious technological attacks that impact the confidentiality, integrity or availability of our or third parties' operations, systems or data. The Corporation seeks to mitigate information security risk and associated reputational and compliance risk by employing a multi-layered and intelligence-led Global Information Security Program focused on preparing for, preventing, detecting, mitigating, responding to and recovering from cyber threats and incidents and effectively operating the Corporation’s processes. Additionally, our business continuity policy, standards and procedures are designed to maintain the availability of business functions and enable impacted units within the Corporation and third parties to achieve strategic objectives in the event of a cybersecurity incident.
The Global Information Security Program is supported by three lines of defense. The Global Information Security Team within the first line of defense is responsible for the day-to-day management of the Global Information Security Program, which includes defining policies and procedures to safeguard the Corporation’s information systems and data, conducting vulnerability and third-party information security assessments, information security event management (e.g., responding to ransomware and distributed denial of service attacks), evaluation of external cyber intelligence, supporting industry cybersecurity efforts and working with governmental agencies, and developing employee training to support adherence to the Corporation’s policies and procedures. As the second line of defense, Global Compliance and Operational Risk independently assesses, monitors and tests information security risk across the Corporation, as well as the effectiveness of the Global Information Security Program. Corporate Audit serves as the third line of defense, conducting additional independent review and validation of the first-line processes and functions. As part of our Global Information Security Program, we leverage both internal and external assessments and partnerships with industry leaders to help approach information security holistically. Additionally the Corporation maintains a comprehensive enterprise-wide program that defines standards for the planning, sourcing, management, and oversight of third-party relationships and third-party access to its system, facilities, and/or confidential or proprietary data for a business purpose or supervisory function.
Through established governance structures, we have processes to help facilitate appropriate and effective oversight of information security risk. These routines enable our three lines of defense and management to debate information security risks and monitor control performance to allow for further escalation to executive management, management and
Board-level committees or to the Board, as appropriate. The Board is actively engaged in the oversight of Bank of America’s Global Information Security Program and devotes significant time and attention to the oversight of cybersecurity and information security risk. The Board regularly discusses cybersecurity and information security risks with the Chief Technology and Information Officer and the Chief Information Security Officer. Additionally, the ERC receives regular reporting, and reviews and approves the Information Security Program and Policy on an annual basis.
Reputational Risk Management
Reputational risk is the risk that negative perception of the Corporation may adversely impact profitability or operations. Reputational risk may result from many of the Corporation’s activities, including those related to the management of our strategic, operational, compliance and credit risks.
The Corporation manages reputational risk through established policies and controls embedded throughout its business and risk management processes. We proactively monitor and identify potential reputational risk events and have processes established to mitigate reputational risks in a timely manner. If reputational risk events occur, we focus on remediating the underlying issue and taking action to minimize damage to the Corporation’s reputation. The Corporation has processes and procedures in place to respond to events that give rise to reputational risk, including educating individuals and organizations that influence public opinion, implementing external communication strategies to mitigate the risk, and informing key stakeholders of potential reputational risks. The Corporation’s organization and governance structure provides oversight of reputational risks. Reputational risk reporting is provided regularly and directly to senior management and the ERC, which provides primary oversight of reputational risk. In addition, each FLU has a committee, which includes representatives from Legal and Risk, that is responsible for the oversight of reputational risk, including approval for business activities that present elevated levels of reputational risks.
Climate Risk Management
Climate-related risks are divided into two major categories: (1) risks related to the physical impacts of climate change, driven by extreme weather events such as hurricanes and floods, as well as chronic longer-term shifts such as rising average global temperatures and sea levels, and (2) risks related to the transition to a low-carbon economy, which may entail extensive policy, legal, technology and market changes. These changes and events may have broad impacts on operations, supply chains, distribution networks, customers and markets and are otherwise referred to, respectively, as physical risk and transition risk. These risks may impact both financial and nonfinancial risk types. Physical risk may lead to increased credit risk by diminishing borrowers’ repayment capacity or impacting the value of collateral. Physical risk may also increase operational risk by impacting the Corporation’s facilities, employees, customers or vendors. Transition risks may amplify credit risk through the financial impacts of changes in policy, technology or the market on the Corporation or its counterparties. Unanticipated market changes can lead to sudden price adjustments and give rise to heightened market risk. In addition, reputational risk may arise, including from our climate-related practices and disclosures and if we do not meet our climate-related commitments.
Effective management of climate risk requires coordinated governance, clearly defined roles and responsibilities and well-

81 Bank of America

developed processes to identify, measure, monitor and control risks. As climate risk spans all key risk types, we have developed and continue to enhance processes to embed climate risk considerations into our Risk Framework and risk management programs established for strategic, credit, market, liquidity, compliance, operational and reputational risks. Our Environmental and Social Risk Policy Framework aligns with our Risk Framework and provides additional clarity and transparency regarding our approach to environmental and social risks, inclusive of climate risk.
Our governance framework establishes oversight of climate risk practices and strategies by the Board, supported by its ERC, as well as the MRC and the Responsible Growth Committee, both of which are management-level committees comprised of senior leaders across every major FLU and control function. The Responsible Growth Committee is supported by the ESG Disclosure sub-committee, which is responsible for reviewing and providing oversight of the Corporation’s climate and ESG-related public disclosures.
Our climate risk management efforts are overseen by an executive officer who reports to the CRO. The Climate Risk Council, which consists of leaders across risk, FLU and control functions, meets routinely to discuss our approach to managing climate-related risks in line with our Risk Framework.
In 2021, we publicly announced our commitment to achieve net zero emissions in our financing activities, operations, and supply chain before 2050 (Net Zero Goal) and set 2030 emissions targets for our operations and supply chain. In connection with our Net Zero Goal, in 2022, we announced a target to reduce emissions by 2030 associated with our financing activities related to auto manufacturing, energy and power generation (2030 Targets). In our September 2022 Task Force on Climate-related Financial Disclosures Report, we disclosed our 2019 and 2020 financed emissions and emissions intensity metrics for these sectors, with 2019 serving as the baseline for our 2030 Targets.
We plan to disclose the financed emissions for additional portions of our business loan portfolio in 2023, and we plan to set financing activity emission reduction targets for other key sectors by April 2024.
Achieving our climate--related goals and targets, including our Net Zero Goal and 2030 Targets, may require technological advances, clearly defined roadmaps for industry sectors, new standards and public policies, including those that improve the cost of capital for the transition to a low-carbon economy and better emissions data reporting, as well as ongoing, strong and active engagement with customers, suppliers, investors, government officials and other stakeholders.
Given the extended period of these and other climate-related goals we have established, our initiatives have not resulted in a significant effect on our results of operations or financial position in the relevant periods presented herein.
For more information about climate-related matters, including how the Corporation manages climate risk, and the Corporation’s climate-related goals and commitments, including our plans to achieve our Net Zero Goal and 2030 Targets and progress on our sustainable finance goals, see the Corporation’s website, including our 2022 Task Force on Climate-related Financial Disclosures Report and the 2022
Annual Report to shareholders available on the Investor Relations portion of our website in March 2023. The contents of the Corporation’s website and 2022 Annual Report to shareholders are not incorporated by reference into this Annual Report on Form 10-K. For more information on climate-related risks, see Item 1A. Risk Factors on page 8.
The foregoing discussion and our discussion in the 2022 Annual Report to shareholders regarding our goals and commitments with respect to climate risk management, including environmental transition considerations, include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future results or performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.
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
The determination of the allowance for credit losses is based on numerous estimates and assumptions, which require

Bank of America 82

a high degree of judgment and are often interrelated. A critical judgment in the process is the weighting of our forward-looking macroeconomic scenarios that are incorporated into our quantitative models. As any one economic outlook is inherently uncertain, the Corporation uses multiple macroeconomic scenarios in its ECL calculation, which have included a baseline scenario derived from consensus estimates, an adverse scenario reflecting an extended moderate recession, a downside scenario reflecting persistent inflation and interest rates above the baseline scenario, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario that considers the potential for improvement above the baseline scenario. The overall economic outlook is weighted 95 percent towards a recessionary environment in 2023, with continued inflationary pressures leading to lower gross domestic product (GDP) and higher unemployment rate expectations as compared to the prior year. Generally, as the consensus estimates improve or deteriorate, the allowance for credit losses will change in a similar direction. There are multiple variables that drive the macroeconomic scenarios with the key variables including, but not limited to, U.S. GDP and unemployment rates. As of December 31, 2021, the weighted macroeconomic outlook for the U.S. average unemployment rate was forecasted at 5.2 percent, 4.7 percent and 4.3 percent in the fourth quarters of 2022, 2023 and 2024, respectively, and the weighted macroeconomic outlook for U.S. GDP was forecasted to grow at 2.1 percent, 1.9 percent and 1.9 percent year-over-year in the fourth quarters of 2022, 2023 and 2024, respectively. As of December 31, 2022, the latest consensus estimates for the U.S. average unemployment rate for the fourth quarter of 2022 was 3.7 percent and U.S. GDP was forecasted to grow 0.4 percent year-over-year in the fourth quarter of 2022, reflecting a tighter labor market and depressed growth expectations compared to our macroeconomic outlook as of December 31, 2021, and were factored into our allowance for credit losses estimate as of December 31, 2022. In addition, as of December 31, 2022, the weighted macroeconomic outlook for the U.S. average unemployment rate was forecasted at 5.6 percent and 5.0 percent in the fourth quarters of 2023 and 2024, and the weighted macroeconomic outlook for U.S. GDP was forecasted to contract 0.4 percent and grow 1.2 percent year-over-year in the fourth quarters of 2023 and 2024.
In addition to the above judgments and estimates, the allowance for credit losses can also be impacted by unanticipated changes in asset quality of the portfolio, such as increases or decreases in credit and/or internal risk ratings in our commercial portfolio, improvement or deterioration in borrower delinquencies or credit scores in our credit card portfolio and increases or decreases in home prices, which is a primary driver of LTVs, in our consumer real estate portfolio, all of which have some degree of uncertainty. The allowance for credit losses increased to $14.2 billion from $13.8 billion at December 31, 2021, primarily due to loan growth and a dampened macroeconomic outlook in 2022.
To provide an illustration of the sensitivity of the macroeconomic scenarios and other assumptions on the estimate of our allowance for credit losses, the Corporation compared the December 31, 2022 modeled ECL from the baseline scenario and our adverse scenario. Relative to the baseline scenario, the adverse scenario assumed a peak U.S. unemployment rate of nearly three percentage points higher than the baseline scenario, a decline in U.S. GDP followed by a prolonged recovery and a lower home price outlook with a difference of approximately eight percent at the trough. This sensitivity analysis resulted in a hypothetical increase in the allowance for credit losses of approximately $4 billion.
While the sensitivity analysis may be useful to understand how changes in macroeconomic assumptions could impact our modeled ECLs, it is not meant to forecast how our allowance for credit losses is expected to change in a different macroeconomic outlook. Importantly, the analysis does not incorporate a variety of factors, including qualitative reserves and the weighting of alternate scenarios, which could have offsetting effects on the estimate. Considering the variety of factors contemplated when developing and weighting macroeconomic outlooks such as recent economic events, leading economic indicators, views of internal and third-party economists and industry trends, in addition to other qualitative factors, the Corporation believes the allowance for credit losses at December 31, 2022 is appropriate.
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

83 Bank of America

MSRs is determined using pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value requires significant management judgment or estimation.
Level 3 financial instruments may be hedged with derivatives classified as Level 1 or 2; therefore, gains or losses associated with Level 3 financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy. The Level 3 gains and losses recorded in earnings did not have a significant impact on our liquidity or capital. We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. For more information on transfers into and out of Level 3 during 2022, 2021 and 2020, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements.
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
See Note 19 – Income Taxes to the Consolidated Financial Statements for a table of significant tax attributes and additional information. For more information, see page 17 under Item 1A. Risk Factors – Regulatory, Compliance and Legal.
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

Bank of America 84

Non-GAAP Reconciliations
Tables 47 and 48 provide reconciliations of certain non-GAAP financial measures to GAAP financial measures.

Table 47	Annual Reconciliations to GAAP Financial Measures (1)

(Dollars in millions, shares in thousands)	2022	2021	2020
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$270,299	$273,757	$267,309
Goodwill	(69,022)	(69,005)	(68,951)
Intangible assets (excluding MSRs)	(2,117)	(2,177)	(1,862)
Related deferred tax liabilities	922	916	821
Tangible shareholders’ equity	$200,082	$203,491	$197,317
Preferred stock	(28,318)	(23,970)	(23,624)
Tangible common shareholders’ equity	$171,764	$179,521	$173,693
Reconciliation of year-end shareholders’ equity to year-end tangible shareholders’ equity and year-end tangible common shareholders’ equity
Shareholders’ equity	$273,197	$270,066	$272,924
Goodwill	(69,022)	(69,022)	(68,951)
Intangible assets (excluding MSRs)	(2,075)	(2,153)	(2,151)
Related deferred tax liabilities	899	929	920
Tangible shareholders’ equity	$202,999	$199,820	$202,742
Preferred stock	(28,397)	(24,708)	(24,510)
Tangible common shareholders’ equity	$174,602	$175,112	$178,232
Reconciliation of year-end assets to year-end tangible assets
Assets	$3,051,375	$3,169,495	$2,819,627
Goodwill	(69,022)	(69,022)	(68,951)
Intangible assets (excluding MSRs)	(2,075)	(2,153)	(2,151)
Related deferred tax liabilities	899	929	920
Tangible assets	$2,981,177	$3,099,249	$2,749,445
(1)Presents reconciliations of non-GAAP financial measures to GAAP financial measures. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 32.

Table 48	Quarterly Reconciliations to GAAP Financial Measures (1)

	2022 Quarters				2021 Quarters
(Dollars in millions)	Fourth	Third	Second	First	Fourth	Third	Second	First
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$272,629	$271,017	$268,197	$269,309	$270,883	$275,484	$274,632	$274,047
Goodwill	(69,022)	(69,022)	(69,022)	(69,022)	(69,022)	(69,023)	(69,023)	(68,951)
Intangible assets (excluding MSRs)	(2,088)	(2,107)	(2,127)	(2,146)	(2,166)	(2,185)	(2,212)	(2,146)
Related deferred tax liabilities	914	920	926	929	913	915	915	920
Tangible shareholders’ equity	$202,433	$200,808	$197,974	$199,070	$200,608	$205,191	$204,312	$203,870
Preferred stock	(28,982)	(29,134)	(28,674)	(26,444)	(24,364)	(23,441)	(23,684)	(24,399)
Tangible common shareholders’ equity	$173,451	$171,674	$169,300	$172,626	$176,244	$181,750	$180,628	$179,471
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity and period-end tangible common shareholders’ equity
Shareholders’ equity	$273,197	$269,524	$269,118	$266,617	$270,066	$272,464	$277,119	$274,000
Goodwill	(69,022)	(69,022)	(69,022)	(69,022)	(69,022)	(69,023)	(69,023)	(68,951)
Intangible assets (excluding MSRs)	(2,075)	(2,094)	(2,114)	(2,133)	(2,153)	(2,172)	(2,192)	(2,134)
Related deferred tax liabilities	899	915	920	926	929	913	915	915
Tangible shareholders’ equity	$202,999	$199,323	$198,902	$196,388	$199,820	$202,182	$206,819	$203,830
Preferred stock	(28,397)	(29,134)	(29,134)	(27,137)	(24,708)	(23,441)	(23,441)	(24,319)
Tangible common shareholders’ equity	$174,602	$170,189	$169,768	$169,251	$175,112	$178,741	$183,378	$179,511
Reconciliation of period-end assets to period-end tangible assets
Assets	$3,051,375	$3,072,953	$3,111,606	$3,238,223	$3,169,495	$3,085,446	$3,029,894	$2,969,992
Goodwill	(69,022)	(69,022)	(69,022)	(69,022)	(69,022)	(69,023)	(69,023)	(68,951)
Intangible assets (excluding MSRs)	(2,075)	(2,094)	(2,114)	(2,133)	(2,153)	(2,172)	(2,192)	(2,134)
Related deferred tax liabilities	899	915	920	926	929	913	915	915
Tangible assets	$2,981,177	$3,002,752	$3,041,390	$3,167,994	$3,099,249	$3,015,164	$2,959,594	$2,899,822
(1)Presents reconciliations of non-GAAP financial measures to GAAP financial measures. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 32.

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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2022, the Corporation’s internal control over financial reporting is effective.
The Corporation’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022.
Brian T. Moynihan
Chair, Chief Executive Officer and President

Alastair M. Borthwick
Chief Financial Officer

87 Bank of America

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Bank of America Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Bank of America Corporation and its subsidiaries (the “Corporation”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Corporation's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Allowance for Loan and Lease Losses - Commercial and Consumer Card Loans
As described in Notes 1 and 5 to the consolidated financial statements, the allowance for loan and lease losses represents management’s estimate of the expected credit losses in the Corporation’s loan and lease portfolio, excluding loans and unfunded lending commitments accounted for under the fair

Bank of America 88

value option. As of December 31, 2022, the allowance for loan and lease losses was $12.7 billion on total loans and leases of $1,040.0 billion, which excludes loans accounted for under the fair value option. For commercial and consumer card loans, the expected credit loss is typically estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio as well as an economic outlook over the life of the loan. In its loss forecasting framework, the Corporation incorporates forward looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, real estate prices, gross domestic product levels and corporate bond spreads. The scenarios that are chosen and the weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends. Also included in the allowance for loan and lease losses are qualitative reserves to cover losses that are expected but, in the Corporation's assessment, may not be adequately reflected in the quantitative methods or the economic assumptions. Factors that the Corporation considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements, among others. Further, the Corporation considers the inherent uncertainty in quantitative models that are built on historical data.
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
Valuation of Certain Level 3 Financial Instruments
As described in Notes 1 and 20 to the consolidated financial statements, the Corporation carries certain financial instruments at fair value, which includes $10.7 billion of assets and $7.1 billion of liabilities classified as Level 3 fair value measurements that are valued on a recurring basis and $3.4 billion of assets classified as Level 3 fair value measurements that are valued on a nonrecurring basis, for which the determination of fair value requires significant management judgment or estimation. The Corporation determines the fair value of Level 3 financial instruments using pricing models, discounted cash flow methodologies, or similar techniques that require inputs that are both unobservable and are significant to the overall fair value measurement. Unobservable inputs, such as volatility or implied yield, may be determined using quantitative-based extrapolations, pricing models or other internal methodologies which incorporate management estimates and available market information.
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
February 22, 2023

We have served as the Corporation’s auditor since 1958.

89 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

(In millions, except per share information)	2022	2021	2020
Net interest income
Interest income	$72,565	$47,672	$51,585
Interest expense	20,103	4,738	8,225
Net interest income	52,462	42,934	43,360

Noninterest income
Fees and commissions	33,212	39,299	34,551
Market making and similar activities	12,075	8,691	8,355
Other income	(2,799)	(1,811)	(738)
Total noninterest income	42,488	46,179	42,168
Total revenue, net of interest expense	94,950	89,113	85,528

Provision for credit losses	2,543	(4,594)	11,320

Noninterest expense
Compensation and benefits	36,447	36,140	32,725
Occupancy and equipment	7,071	7,138	7,141
Information processing and communications	6,279	5,769	5,222
Product delivery and transaction related	3,653	3,881	3,433
Professional fees	2,142	1,775	1,694
Marketing	1,825	1,939	1,701
Other general operating	4,021	3,089	3,297
Total noninterest expense	61,438	59,731	55,213
Income before income taxes	30,969	33,976	18,995
Income tax expense	3,441	1,998	1,101
Net income	$27,528	$31,978	$17,894
Preferred stock dividends and other	1,513	1,421	1,421
Net income applicable to common shareholders	$26,015	$30,557	$16,473

Per common share information
Earnings	$3.21	$3.60	$1.88
Diluted earnings	3.19	3.57	1.87
Average common shares issued and outstanding	8,113.7	8,493.3	8,753.2
Average diluted common shares issued and outstanding	8,167.5	8,558.4	8,796.9

Consolidated Statement of Comprehensive Income

(Dollars in millions)	2022	2021	2020
Net income	$27,528	$31,978	$17,894
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	(6,028)	(2,077)	4,799
Net change in debit valuation adjustments	755	356	(498)
Net change in derivatives	(10,055)	(2,306)	826
Employee benefit plan adjustments	(667)	624	(98)
Net change in foreign currency translation adjustments	(57)	(45)	(52)
Other comprehensive income (loss)	(16,052)	(3,448)	4,977
Comprehensive income (loss)	$11,476	$28,530	$22,871

See accompanying Notes to Consolidated Financial Statements.

Bank of America 90

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	December 31
(Dollars in millions)	2022	2021
Assets
Cash and due from banks	$30,334	$29,222
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	199,869	318,999
Cash and cash equivalents	230,203	348,221
Time deposits placed and other short-term investments	7,259	7,144
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $146,999 and $150,665 measured at fair value)	267,574	250,720
Trading account assets (includes $115,505 and $103,434 pledged as collateral)	296,108	247,080
Derivative assets	48,642	35,344
Debt securities:
Carried at fair value	229,994	308,073
Held-to-maturity, at cost (fair value – $524,267 and $665,890)	632,825	674,554
Total debt securities	862,819	982,627
Loans and leases (includes $5,771 and $7,819 measured at fair value)	1,045,747	979,124
Allowance for loan and lease losses	(12,682)	(12,387)
Loans and leases, net of allowance	1,033,065	966,737
Premises and equipment, net	11,510	10,833
Goodwill	69,022	69,022
Loans held-for-sale (includes $1,115 and $4,455 measured at fair value)	6,871	15,635
Customer and other receivables	67,543	72,263
Other assets (includes $9,594 and $12,144 measured at fair value)	150,759	163,869
Total assets	$3,051,375	$3,169,495

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$640,745	$784,189
Interest-bearing (includes $311 and $408 measured at fair value)	1,182,590	1,165,914
Deposits in non-U.S. offices:
Noninterest-bearing	20,480	27,457
Interest-bearing	86,526	86,886
Total deposits	1,930,341	2,064,446
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $151,708 and $139,641 measured at fair value)	195,635	192,329
Trading account liabilities	80,399	100,690
Derivative liabilities	44,816	37,675
Short-term borrowings (includes $832 and $4,279 measured at fair value)	26,932	23,753
Accrued expenses and other liabilities (includes $9,752 and $11,489 measured at fair value and $1,540 and $1,456 of reserve for unfunded lending commitments)	224,073	200,419
Long-term debt (includes $33,070 and $29,708 measured at fair value)	275,982	280,117
Total liabilities	2,778,178	2,899,429
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities and Note 12 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 4,088,101 and 3,939,686 shares	28,397	24,708
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 7,996,777,943 and 8,077,831,463 shares	58,953	62,398
Retained earnings	207,003	188,064
Accumulated other comprehensive income (loss)	(21,156)	(5,104)
Total shareholders’ equity	273,197	270,066
Total liabilities and shareholders’ equity	$3,051,375	$3,169,495

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$2,816	$5,004
Loans and leases	16,738	17,135
Allowance for loan and lease losses	(797)	(958)
Loans and leases, net of allowance	15,941	16,177
All other assets	116	189
Total assets of consolidated variable interest entities	$18,873	$21,370
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $42 and $51 of non-recourse short-term borrowings)	$42	$247
Long-term debt (includes $4,581 and $3,587 of non-recourse debt)	4,581	3,587
All other liabilities (includes $13 and $7 of non-recourse liabilities)	13	7
Total liabilities of consolidated variable interest entities	$4,636	$3,841
See accompanying Notes to Consolidated Financial Statements.

91 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, December 31, 2019	$23,401	8,836.1	$91,723	$156,319	$(6,633)	$264,810
Cumulative adjustment for adoption of credit loss accounting standard				(2,406)		(2,406)
Net income				17,894		17,894
Net change in debt securities					4,799	4,799
Net change in debit valuation adjustments					(498)	(498)
Net change in derivatives					826	826
Employee benefit plan adjustments					(98)	(98)
Net change in foreign currency translation adjustments					(52)	(52)
Dividends declared:
Common				(6,289)		(6,289)
Preferred				(1,421)		(1,421)
Issuance of preferred stock	2,181					2,181
Redemption of preferred stock	(1,072)					(1,072)
Common stock issued under employee plans, net, and other		41.7	1,284	(9)		1,275
Common stock repurchased		(227.0)	(7,025)			(7,025)
Balance, December 31, 2020	$24,510	8,650.8	$85,982	$164,088	$(1,656)	$272,924
Net income				31,978		31,978
Net change in debt securities					(2,077)	(2,077)
Net change in debit valuation adjustments					356	356
Net change in derivatives					(2,306)	(2,306)
Employee benefit plan adjustments					624	624
Net change in foreign currency translation adjustments					(45)	(45)
Dividends declared:
Common				(6,575)		(6,575)
Preferred				(1,421)		(1,421)
Issuance of preferred stock	2,169					2,169
Redemption of preferred stock	(1,971)					(1,971)
Common stock issued under employee plans, net, and other		42.3	1,542	(6)		1,536
Common stock repurchased		(615.3)	(25,126)			(25,126)
Balance, December 31, 2021	$24,708	8,077.8	$62,398	$188,064	$(5,104)	$270,066
Net income				27,528		27,528
Net change in debt securities					(6,028)	(6,028)
Net change in debit valuation adjustments					755	755
Net change in derivatives					(10,055)	(10,055)
Employee benefit plan adjustments					(667)	(667)
Net change in foreign currency translation adjustments					(57)	(57)
Dividends declared:
Common				(6,963)		(6,963)
Preferred				(1,596)		(1,596)
Issuance of preferred stock	4,426					4,426
Redemption of preferred stock	(737)		83			(654)
Common stock issued under employee plans, net, and other		44.9	1,545	(30)		1,515
Common stock repurchased		(125.9)	(5,073)			(5,073)
Balance, December 31, 2022	$28,397	7,996.8	$58,953	$207,003	$(21,156)	$273,197

See accompanying Notes to Consolidated Financial Statements.

Bank of America 92

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(Dollars in millions)	2022	2021	2020
Operating activities
Net income	$27,528	$31,978	$17,894
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,543	(4,594)	11,320
Gains on sales of debt securities	(32)	(22)	(411)
Depreciation and amortization	1,978	1,898	1,843
Net amortization of premium/discount on debt securities	2,072	5,837	4,101
Deferred income taxes	739	(838)	(1,737)
Stock-based compensation	2,862	2,768	2,031
Loans held-for-sale:
Originations and purchases	(24,862)	(43,635)	(19,657)
Proceeds from sales and paydowns of loans originally classified as held for sale and instruments from related securitization activities	31,567	34,684	19,049
Net change in:
Trading and derivative assets/liabilities	(95,772)	(22,104)	16,942
Other assets	20,799	(34,455)	(12,883)
Accrued expenses and other liabilities	23,029	16,639	(4,385)
Other operating activities, net	1,222	4,651	3,886
Net cash provided by (used in) operating activities	(6,327)	(7,193)	37,993
Investing activities
Net change in:
Time deposits placed and other short-term investments	(115)	(598)	561
Federal funds sold and securities borrowed or purchased under agreements to resell	(16,854)	53,338	(29,461)
Debt securities carried at fair value:
Proceeds from sales	69,114	6,893	77,524
Proceeds from paydowns and maturities	110,195	159,616	91,084
Purchases	(134,962)	(238,398)	(194,877)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	63,852	124,880	93,835
Purchases	(24,096)	(362,736)	(257,535)
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	26,757	10,396	13,351
Purchases	(5,798)	(5,164)	(5,229)
Other changes in loans and leases, net	(86,010)	(58,039)	36,571
Other investing activities, net	(4,612)	(3,479)	(3,489)
Net cash used in investing activities	(2,529)	(313,291)	(177,665)
Financing activities
Net change in:
Deposits	(134,190)	268,966	360,677
Federal funds purchased and securities loaned or sold under agreements to repurchase	3,306	22,006	5,214
Short-term borrowings	3,179	4,432	(4,893)
Long-term debt:
Proceeds from issuance	65,910	76,675	57,013
Retirement	(34,055)	(46,826)	(47,948)
Preferred stock:
Proceeds from issuance	4,426	2,169	2,181
Redemption	(654)	(1,971)	(1,072)
Common stock repurchased	(5,073)	(25,126)	(7,025)
Cash dividends paid	(8,576)	(8,055)	(7,727)
Other financing activities, net	(312)	(620)	(601)
Net cash provided by (used in) financing activities	(106,039)	291,650	355,819
Effect of exchange rate changes on cash and cash equivalents	(3,123)	(3,408)	2,756
Net increase (decrease) in cash and cash equivalents	(118,018)	(32,242)	218,903
Cash and cash equivalents at January 1	348,221	380,463	161,560
Cash and cash equivalents at December 31	$230,203	$348,221	$380,463
Supplemental cash flow disclosures
Interest paid	$18,526	$4,506	$8,662
Income taxes paid, net	2,288	2,760	2,894
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
New Accounting Standards
Hedge Accounting
The FASB issued a new accounting standard that makes targeted improvements to the application of the fair value hedge accounting guidance for closed portfolios of financial assets. The targeted improvements were effective January 1, 2023 on a prospective basis.
Financial Instruments – Credit Losses
The FASB amended the accounting and disclosure requirements for expected credit losses (ECL) by removing the recognition and measurement guidance on troubled debt restructurings (TDRs) and adding disclosures on the financial effect and subsequent performance of certain types of modifications made to borrowers experiencing financial difficulties. The effects of these changes on the Corporation’s consolidated financial position, results of operations or disclosures in the Notes to the Consolidated Financial Statements are not significant. The amendments were effective on January 1, 2023, which the Corporation adopted using a modified retrospective approach.

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

Bank of America 94

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
The Corporation evaluates each AFS security where the value has declined below amortized cost. If the Corporation intends to sell or believes it is more likely than not that it will be required to sell the debt security, it is written down to fair value through earnings. For AFS debt securities the Corporation intends to hold, the Corporation evaluates the debt securities for ECL, except for debt securities that are guaranteed by the U.S. Treasury, U.S. government agencies or sovereign entities of high credit quality where the Corporation applies a zero credit loss assumption. For the remaining AFS debt securities, the Corporation considers qualitative parameters such as internal and external credit ratings and the value of underlying collateral. If an AFS debt security fails any of the qualitative parameters, a discounted cash flow analysis is used by the Corporation to

95 Bank of America

determine if a portion of the unrealized loss is a result of an ECL. The Corporation will then recognize either credit loss expense or a reversal of credit loss expense in other income for the amount necessary to adjust the debt securities valuation allowance to its current estimate of expected credit losses. Cash flows expected to be collected are estimated using all relevant information available such as remaining payment terms, prepayment speeds, the financial condition of the issuer, expected defaults and the value of the underlying collateral. If any of the decline in fair value is related to market factors, that amount is recognized in accumulated OCI. In certain instances, the credit loss may exceed the total decline in fair value, in which case, the allowance recorded is limited to the difference between the amortized cost and the fair value of the asset.
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
Under applicable accounting guidance, for reporting purposes, the loan and lease portfolio is categorized by portfolio segment and, within each portfolio segment, by class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology to determine the allowance for credit losses, and a class of financing receivable is defined as the level of disaggregation of portfolio segments based on the initial measurement attribute, risk characteristics and methods for assessing risk. The Corporation’s three portfolio segments are Consumer Real Estate, Credit Card and Other Consumer, and Commercial. The classes within the Consumer Real Estate portfolio segment are residential mortgage and home equity. The classes within the Credit Card and Other Consumer portfolio segment are credit card, direct/indirect consumer and other consumer. The classes within the Commercial portfolio segment are U.S. commercial, non-U.S. commercial, commercial real estate, commercial lease financing and U.S. small business commercial.
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
Allowance for Credit Losses
On January 1, 2020, the Corporation adopted the new accounting standard that requires the measurement of the allowance for credit losses, which includes both the allowance for loan and lease losses and the reserve for unfunded lending commitments, to be based on management’s best estimate of the ECL in the Corporation’s loan and lease portfolio, excluding loans and unfunded lending commitments accounted for under the fair value option. Upon adoption, a $3.3 billion, or 32 percent, increase in the allowance for credit losses was recorded on January 1, 2020, which was comprised of a net increase of $2.9 billion in the allowance for loan and lease losses and a $310 million increase in the reserve for unfunded lending commitments. The ECL on funded consumer and commercial loans and leases is referred to as the allowance for loan and lease losses and is reported separately as a contra-asset to loans and leases on the Consolidated Balance Sheet. The ECL for unfunded lending commitments, including home equity lines of credit (HELOCs), standby letters of credit (SBLCs) and binding unfunded loan commitments is reported on the Consolidated Balance Sheet in accrued expenses and other liabilities. The provision for credit losses related to the loan and lease portfolio and unfunded lending commitments is reported in the Consolidated Statement of Income at the amount necessary to adjust the allowance for credit losses to the current estimate of ECL.
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

Bank of America 96

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
The allowance for loan and lease losses for TDRs is measured based on the present value of projected future lifetime principal and interest cash flows discounted at the loan’s original effective interest rate, or in cases where foreclosure is probable or the loan is collateral dependent, at the loan’s collateral value or its observable market price, if available. The measurement of ECL for the renegotiated consumer credit card TDR portfolio is based on the present value of projected cash flows discounted using the average TDR portfolio contractual interest rate, excluding promotionally priced loans, in effect prior to restructuring. Projected cash flows for TDRs use the same economic outlook as discussed above. For purposes of computing this specific loss component of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool.
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

97 Bank of America

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
Credit card and other unsecured consumer loans are charged off when the loan becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy or upon confirmation of fraud. These loans continue to accrue interest until they are charged off and, therefore, are not reported as nonperforming loans. Consumer vehicle loans are placed on nonaccrual status when they become 90 days past due, within 60 days after receipt of notification of bankruptcy or death or upon confirmation of fraud. These loans are charged off to their collateral values when the loans become 120 days past due, upon repossession of the collateral, within 60 days after receipt of notification of bankruptcy or death or upon confirmation of fraud. If repossession of the collateral is not expected, the loans are fully charged off.
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

Bank of America 98

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

99 Bank of America

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

Bank of America 100

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

101 Bank of America

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
Other Revenue Measurement and Recognition Policies
The Corporation did not disclose the value of any open performance obligations at December 31, 2022, as its contracts with customers generally have a fixed term that is less than one year, an open term with a cancellation period that is less than one year, or provisions that allow the Corporation to recognize revenue at the amount it has the right to invoice.
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

Bank of America 102

NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for 2022, 2021 and 2020. For more information, see Note 1 – Summary of Significant Accounting Principles. For a disaggregation of noninterest income by business segment and All Other, see Note 23 – Business Segment Information.

(Dollars in millions)	2022	2021	2020
Net interest income
Interest income
Loans and leases	$37,919	$29,282	$34,029
Debt securities	17,127	12,376	9,790
Federal funds sold and securities borrowed or purchased under agreements to resell (1)	4,560	(90)	903
Trading account assets	5,521	3,770	4,128
Other interest income	7,438	2,334	2,735
Total interest income	72,565	47,672	51,585

Interest expense
Deposits	4,718	537	1,943
Short-term borrowings (1)	6,978	(358)	987
Trading account liabilities	1,538	1,128	974
Long-term debt	6,869	3,431	4,321
Total interest expense	20,103	4,738	8,225
Net interest income	$52,462	$42,934	$43,360

Noninterest income
Fees and commissions
Card income
Interchange fees (2)	$4,096	$4,560	$3,954
Other card income	1,987	1,658	1,702
Total card income	6,083	6,218	5,656
Service charges
Deposit-related fees	5,190	6,271	5,991
Lending-related fees	1,215	1,233	1,150
Total service charges	6,405	7,504	7,141
Investment and brokerage services
Asset management fees	12,152	12,729	10,708
Brokerage fees	3,749	3,961	3,866
Total investment and brokerage services	15,901	16,690	14,574
Investment banking fees
Underwriting income	1,970	5,077	4,698
Syndication fees	1,070	1,499	861
Financial advisory services	1,783	2,311	1,621
Total investment banking fees	4,823	8,887	7,180
Total fees and commissions	33,212	39,299	34,551
Market making and similar activities	12,075	8,691	8,355
Other income (loss)	(2,799)	(1,811)	(738)
Total noninterest income	$42,488	$46,179	$42,168
(1)For more information on negative interest, see Note 1 – Summary of Significant Accounting Principles.
(2)Gross interchange fees and merchant income were $12.9 billion, $11.5 billion and $9.2 billion for 2022, 2021, and 2020, respectively, and are presented net of $8.8 billion, $6.9 billion and $5.5 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

103 Bank of America

NOTE 3 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the
Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at December 31, 2022 and 2021. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		December 31, 2022
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$18,285.9	$138.2	$20.7	$158.9	$120.3	$36.7	$157.0
Futures and forwards	2,796.3	8.6	—	8.6	7.8	—	7.8
Written options (2)	1,657.9	—	—	—	41.4	—	41.4
Purchased options (3)	1,594.7	42.4	—	42.4	—	—	—
Foreign exchange contracts
Swaps	1,509.0	44.0	0.3	44.3	43.3	0.4	43.7
Spot, futures and forwards	4,159.3	59.9	0.1	60.0	62.1	0.6	62.7
Written options (2)	392.2	—	—	—	8.1	—	8.1
Purchased options (3)	362.6	8.3	—	8.3	—	—	—
Equity contracts
Swaps	394.0	10.8	—	10.8	12.2	—	12.2
Futures and forwards	114.6	3.3	—	3.3	1.0	—	1.0
Written options (2)	746.8	—	—	—	45.0	—	45.0
Purchased options (3)	671.6	40.9	—	40.9	—	—	—
Commodity contracts
Swaps	56.0	5.1	—	5.1	5.3	—	5.3
Futures and forwards	157.3	3.0	—	3.0	2.3	0.8	3.1
Written options (2)	59.5	—	—	—	3.3	—	3.3
Purchased options (3)	61.8	3.6	—	3.6	—	—	—
Credit derivatives (4)
Purchased credit derivatives:
Credit default swaps	319.9	2.8	—	2.8	1.6	—	1.6
Total return swaps/options	71.5	0.7	—	0.7	3.0	—	3.0
Written credit derivatives:
Credit default swaps	295.2	1.2	—	1.2	2.4	—	2.4
Total return swaps/options	85.3	4.4	—	4.4	0.9	—	0.9
Gross derivative assets/liabilities		$377.2	$21.1	$398.3	$360.0	$38.5	$398.5
Less: Legally enforceable master netting agreements				(315.9)			(315.9)
Less: Cash collateral received/paid				(33.8)			(37.8)
Total derivative assets/liabilities				$48.6			$44.8
(1)Represents the total contract/notional amount of derivative assets and liabilities outstanding.
(2)Includes certain out-of-the-money purchased options that have a liability amount primarily due to the deferral of the option premiums to the end of the contract.
(3)Includes certain out-of-the-money written options that have an asset amount primarily due to the deferral of the option premiums to the end of the contract.
(4)The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $(1.2) billion and $276.9 billion at December 31, 2022.

Bank of America 104

		December 31, 2021
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$18,068.1	$150.5	$8.9	$159.4	$156.4	$4.4	$160.8
Futures and forwards	2,243.2	1.1	—	1.1	1.0	—	1.0
Written options (2)	1,616.1	—	—	—	28.8	—	28.8
Purchased options (3)	1,673.6	33.1	—	33.1	—	—	—
Foreign exchange contracts
Swaps	1,420.9	28.6	0.2	28.8	30.5	0.2	30.7
Spot, futures and forwards	4,087.2	37.1	0.3	37.4	37.7	0.2	37.9
Written options (2)	287.2	—	—	—	4.1	—	4.1
Purchased options (3)	267.6	4.1	—	4.1	—	—	—
Equity contracts
Swaps	443.8	12.3	—	12.3	14.5	—	14.5
Futures and forwards	113.3	0.5	—	0.5	1.7	—	1.7
Written options (2)	737.7	—	—	—	58.5	—	58.5
Purchased options (3)	657.0	55.9	—	55.9	—	—	—
Commodity contracts
Swaps	47.7	3.1	—	3.1	6.0	—	6.0
Futures and forwards	101.5	2.3	—	2.3	0.3	1.1	1.4
Written options (2)	44.4	—	—	—	2.6	—	2.6
Purchased options (3)	38.3	3.2	—	3.2	—	—	—
Credit derivatives (4)
Purchased credit derivatives:
Credit default swaps	297.0	1.9	—	1.9	4.3	—	4.3
Total return swaps/options	85.3	0.2	—	0.2	1.1	—	1.1
Written credit derivatives:
Credit default swaps	279.8	4.2	—	4.2	1.6	—	1.6
Total return swaps/options	85.3	0.9	—	0.9	0.5	—	0.5
Gross derivative assets/liabilities		$339.0	$9.4	$348.4	$349.6	$5.9	$355.5
Less: Legally enforceable master netting agreements				(282.3)			(282.3)
Less: Cash collateral received/paid				(30.8)			(35.5)
Total derivative assets/liabilities				$35.3			$37.7
(1)Represents the total contract/notional amount of derivative assets and liabilities outstanding.
(2)Includes certain out-of-the-money purchased options that have a liability amount primarily due to the deferral of the option premiums to the end of the contract.
(3)Includes certain out-of-the-money written options that have an asset amount primarily due to the deferral of the option premiums to the end of the contract.
(4)The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $2.3 billion and $258.4 billion at December 31, 2021.
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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance
Sheet at December 31, 2022 and 2021 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements, which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash.

105 Bank of America

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	December 31, 2022		December 31, 2021
Interest rate contracts
Over-the-counter	$138.4	$132.3	$171.3	$166.3
Exchange-traded	0.4	0.1	0.2	—
Over-the-counter cleared	71.4	71.1	22.6	22.5
Foreign exchange contracts
Over-the-counter	109.7	110.6	67.9	70.5
Over-the-counter cleared	1.3	1.2	1.1	1.1
Equity contracts
Over-the-counter	21.5	22.6	29.2	32.9
Exchange-traded	33.0	33.8	38.3	38.4
Commodity contracts
Over-the-counter	8.3	9.3	6.1	7.6
Exchange-traded	2.4	1.9	1.4	1.3
Over-the-counter cleared	0.3	0.3	0.1	0.1
Credit derivatives
Over-the-counter	8.9	7.5	5.2	5.3
Over-the-counter cleared	—	—	1.8	1.8
Total gross derivative assets/liabilities, before netting
Over-the-counter	286.8	282.3	279.7	282.6
Exchange-traded	35.8	35.8	39.9	39.7
Over-the-counter cleared	73.0	72.6	25.6	25.5
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(243.8)	(248.2)	(250.3)	(254.6)
Exchange-traded	(33.5)	(33.5)	(37.8)	(37.8)
Over-the-counter cleared	(72.4)	(72.0)	(25.0)	(25.4)
Derivative assets/liabilities, after netting	45.9	37.0	32.1	30.0
Other gross derivative assets/liabilities (2)	2.7	7.8	3.2	7.7
Total derivative assets/liabilities	48.6	44.8	35.3	37.7
Less: Financial instruments collateral (3)	(18.5)	(7.4)	(11.8)	(10.6)
Total net derivative assets/liabilities	$30.1	$37.4	$23.5	$27.1
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
Derivatives Designated as Accounting Hedges
The Corporation uses various types of interest rate and foreign exchange derivative contracts to protect against changes in the fair value of its assets and liabilities due to fluctuations in interest rates and foreign exchange rates (fair value hedges). The Corporation also uses these types of contracts to protect against changes in the cash flows of its assets and liabilities,

Bank of America 106

and other forecasted transactions (cash flow hedges). The Corporation hedges its net investment in consolidated non-U.S. operations determined to have functional currencies other than the U.S. dollar using forward exchange contracts and cross-currency basis swaps, and by issuing foreign currency-
denominated debt (net investment hedges).
Fair Value Hedges
The table below summarizes information related to fair value hedges for 2022, 2021 and 2020.

Gains and Losses on Derivatives Designated as Fair Value Hedges

	Derivative			Hedged Item
(Dollars in millions)	2022	2021	2020	2022	2021	2020
Interest rate risk on long-term debt (1)	$(26,654)	$(7,018)	$7,091	$26,825	$6,838	$(7,220)
Interest rate and foreign currency risk on long-term debt (2)	(120)	(90)	783	119	79	(783)
Interest rate risk on available-for-sale securities (3)	21,991	5,203	(44)	(22,280)	(5,167)	49
Price risk on commodity inventory (4)	674	—	—	(674)	—	—
Total	$(4,109)	$(1,905)	$7,830	$3,990	$1,750	$(7,954)
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)For 2022, 2021 and 2020, the derivative amount includes gains (losses) of $(37) million, $(73) million and $701 million in interest expense, $(81) million, $0 and $73 million in market making and similar activities, and $(2) million, $(17) million and $9 million in accumulated OCI, respectively. Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
(3)Amounts are recorded in interest income in the Consolidated Statement of Income.
(4)Amounts are recorded in market making and similar activities in the Consolidated Statement of Income.
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

Designated Fair Value Hedged Assets and Liabilities

	December 31, 2022		December 31, 2021
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt (2)	$187,402	$(21,372)	$181,745	$3,987
Available-for-sale debt securities (2, 3, 4)	167,518	(18,190)	209,038	(2,294)
Trading account assets (5)	16,119	146	2,067	32
(1)Increase (decrease) to carrying value.
(2)At December 31, 2022 and 2021, the cumulative fair value adjustments remaining on long-term debt and available-for-sale debt securities from discontinued hedging relationships resulted in an increase of $137 million and $1.5 billion in the related liability and a decrease in the related asset of $4.9 billion and $1.0 billion, which are being amortized over the remaining contractual life of the de-designated hedged items.
(3)These amounts include the amortized cost of the prepayable financial assets used to designate hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship (i.e. last-of-layer hedging relationship). At December 31, 2022 and 2021, the amortized cost of the closed portfolios used in these hedging relationships was $21.4 billion and $21.1 billion, of which $9.2 billion and $6.9 billion was designated in the last-of-layer hedging relationship. At December 31, 2022 and 2021, the cumulative adjustment associated with these hedging relationships was a decrease of $451 million and $172 million.
(4)Carrying value represents amortized cost.
(5)Represents hedging activities related to certain commodities inventory.
Cash Flow and Net Investment Hedges
The table below summarizes certain information related to cash flow hedges and net investment hedges for 2022, 2021 and 2020. Of the $11.9 billion after-tax net loss ($15.9 billion pretax) on derivatives in accumulated OCI at December 31, 2022, losses of $4.4 billion after-tax ($5.9 billion pretax) related to both open and terminated cash flow hedges are expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily decrease net interest income related to the respective hedged items. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately seven years. For terminated cash flow hedges, the time period over which the forecasted transactions will be recognized in interest income is approximately five years, with the aggregated amount beyond this time period being insignificant.

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Gains (Losses) Recognized in Accumulated OCI on Derivatives			Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)	2022	2021	2020	2022	2021	2020
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$(13,492)	$(2,686)	$763	$(338)	$148	$(7)
Price risk on forecasted MBS purchases (1)	(129)	(249)	241	11	26	9
Price risk on certain compensation plans (2)	(88)	93	85	29	55	12
Total	$(13,709)	$(2,842)	$1,089	$(298)	$229	$14
Net investment hedges
Foreign exchange risk (3)	$1,710	$1,451	$(834)	$3	$23	$4
(1)Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. Amounts excluded from effectiveness testing and recognized in market making and similar activities were losses of $38 million, $123 million and $11 million in 2022, 2021 and 2020, respectively.

107 Bank of America

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The table below presents gains (losses) on these derivatives for 2022, 2021 and 2020. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

(Dollars in millions)	2022	2021	2020
Interest rate risk on mortgage activities (1, 2)	$(326)	$(18)	$611
Credit risk on loans (2)	(37)	(25)	(68)
Interest rate and foreign currency risk on asset and liability management activities (3)	4,713	1,757	(2,971)
Price risk on certain compensation plans (4)	(1,073)	917	700
(1)Includes hedges of interest rate risk on MSRs and IRLCs to originate mortgage loans that will be held for sale.
(2)Gains (losses) on these derivatives are recorded in other income.
(3)Gains (losses) on these derivatives are recorded in market making and similar activities.
(4)Gains (losses) on these derivatives are recorded in compensation and benefits expense.
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At both December 31, 2022 and 2021, the Corporation had transferred $4.8 billion of non-U.S. government-guaranteed mortgage-backed securities to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $4.9 billion and $4.8 billion at the transfer dates. At December 31, 2022 and 2021, the fair value of the transferred securities was $4.7 billion and $5.0 billion.
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
The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for 2022, 2021 and 2020. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 23 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	2022
Interest rate risk	$1,919	$1,619	$392	$3,930
Foreign exchange risk	1,981	46	(44)	1,983
Equity risk	6,077	(1,288)	1,757	6,546
Credit risk	592	2,228	177	2,997
Other risk (2)	835	(171)	15	679
Total sales and trading revenue	$11,404	$2,434	$2,297	$16,135

	2021
Interest rate risk	$523	$1,794	$217	$2,534
Foreign exchange risk	1,505	(80)	14	1,439
Equity risk	4,581	(5)	1,834	6,410
Credit risk	1,390	1,684	556	3,630
Other risk (2)	759	(128)	124	755
Total sales and trading revenue	$8,758	$3,265	$2,745	$14,768

	2020
Interest rate risk	$2,236	$2,279	$229	$4,744
Foreign exchange risk	1,486	(19)	2	1,469
Equity risk	3,656	(77)	1,801	5,380
Credit risk	783	1,758	331	2,872
Other risk (2)	308	4	44	356
Total sales and trading revenue	$8,469	$3,945	$2,407	$14,821
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $2.0 billion, $1.9 billion and $1.9 billion in 2022, 2021 and 2020, respectively.
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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at December 31, 2022 and 2021 are summarized in the table below.

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	December 31, 2022
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$2	$25	$133	$34	$194
Non-investment grade	120	516	870	697	2,203
Total	122	541	1,003	731	2,397
Total return swaps/options:
Investment grade	55	336	—	—	391
Non-investment grade	332	9	132	10	483
Total	387	345	132	10	874
Total credit derivatives	$509	$886	$1,135	$741	$3,271
Credit-related notes:
Investment grade	$—	$—	$19	$1,017	$1,036
Non-investment grade	—	7	6	1,035	1,048
Total credit-related notes	$—	$7	$25	$2,052	$2,084
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$34,670	$66,170	$93,237	$18,677	$212,754
Non-investment grade	15,229	29,629	30,891	6,662	82,411
Total	49,899	95,799	124,128	25,339	295,165
Total return swaps/options:
Investment grade	38,722	10,407	—	—	49,129
Non-investment grade	32,764	500	2,054	897	36,215
Total	71,486	10,907	2,054	897	85,344
Total credit derivatives	$121,385	$106,706	$126,182	$26,236	$380,509

	December 31, 2021
	Carrying Value
Credit default swaps:
Investment grade	$—	$5	$79	$49	$133
Non-investment grade	34	250	453	769	1,506
Total	34	255	532	818	1,639
Total return swaps/options:
Investment grade	35	388	—	—	423
Non-investment grade	105	—	16	—	121
Total	140	388	16	—	544
Total credit derivatives	$174	$643	$548	$818	$2,183
Credit-related notes:
Investment grade	$—	$—	$36	$412	$448
Non-investment grade	5	—	9	1,334	1,348
Total credit-related notes	$5	$—	$45	$1,746	$1,796
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$34,503	$66,334	$73,444	$17,844	$192,125
Non-investment grade	16,119	29,233	34,356	7,961	87,669
Total	50,622	95,567	107,800	25,805	279,794
Total return swaps/options:
Investment grade	49,626	11,494	78	—	61,198
Non-investment grade	22,621	717	642	73	24,053
Total	72,247	12,211	720	73	85,251
Total credit derivatives	$122,869	$107,778	$108,520	$25,878	$365,045
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
Credit-related notes in the preceding table include investments in securities issued by CDO, collateralized loan

109 Bank of America

obligation (CLO) and credit-linked note vehicles. These instruments are primarily classified as trading securities. The carrying value of these instruments equals the Corporation’s maximum exposure to loss. The Corporation is not obligated to make any payments to the entities under the terms of the securities owned.
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
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At December 31, 2022 and 2021, the Corporation held cash and securities collateral of $101.3 billion and $91.4 billion and posted cash and securities collateral of $81.2 billion and $79.3 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At December 31, 2022, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $3.2 billion, including $1.6 billion for Bank of America, National Association (BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At December 31, 2022 and 2021, the liability recorded for these derivative contracts was not significant.
The following table presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at December 31, 2022 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch. The table also presents derivative liabilities that would be subject to unilateral termination by counterparties upon downgrade of the Corporation's or certain subsidiaries' long-term senior debt ratings.

Additional Collateral Required to be Posted and Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at December 31, 2022

(Dollars in millions)	One Incremental Notch	Second Incremental Notch
Additional collateral required to be posted upon downgrade
Bank of America Corporation	$230	$913
Bank of America, N.A. and subsidiaries (1)	66	668

Derivative liabilities subject to unilateral termination upon downgrade
Derivative liabilities	$92	$1,073
Collateral posted	77	300
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
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for 2022, 2021 and 2020. CVA gains reduce the cumulative CVA thereby increasing the derivative assets balance. DVA gains increase the cumulative DVA thereby decreasing the derivative liabilities balance. CVA and DVA losses have the opposite impact. FVA gains related to derivative assets reduce the cumulative FVA thereby increasing the derivative assets balance. FVA gains related to derivative liabilities increase the cumulative FVA thereby decreasing the derivative liabilities balance. FVA losses have the opposite impact.

Valuation Adjustments Gains (Losses) on Derivatives (1)

(Dollars in millions)	2022	2021	2020
Derivative assets (CVA)	$(80)	$208	$(118)
Derivative assets/liabilities (FVA)	125	(2)	(24)
Derivative liabilities (DVA)	194	3	24
(1)At December 31, 2022, 2021 and 2020, cumulative CVA reduced the derivative assets balance by $518 million, $438 million and $646 million, cumulative FVA reduced the net derivative balance by $54 million, $179 million and $177 million, and cumulative DVA reduced the derivative liabilities balance by $506 million, $312 million and $309 million, respectively.

Bank of America 110

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value and HTM debt securities at December 31, 2022 and 2021.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	December 31, 2022				December 31, 2021
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$25,204	$5	$(1,767)	$23,442	$45,268	$1,257	$(186)	$46,339
Agency-collateralized mortgage obligations	2,452	—	(231)	2,221	3,331	74	(25)	3,380
Commercial	6,894	28	(515)	6,407	19,036	647	(79)	19,604
Non-agency residential (1)	461	15	(90)	386	591	25	(33)	583
Total mortgage-backed securities	35,011	48	(2,603)	32,456	68,226	2,003	(323)	69,906
U.S. Treasury and government agencies	160,773	18	(1,769)	159,022	197,853	1,610	(318)	199,145
Non-U.S. securities	13,455	4	(52)	13,407	11,933	—	—	11,933
Other taxable securities	4,728	1	(84)	4,645	2,725	39	(3)	2,761
Tax-exempt securities	11,518	19	(279)	11,258	15,155	317	(39)	15,433
Total available-for-sale debt securities	225,485	90	(4,787)	220,788	295,892	3,969	(683)	299,178
Other debt securities carried at fair value (2)	8,986	376	(156)	9,206	8,873	105	(83)	8,895
Total debt securities carried at fair value	234,471	466	(4,943)	229,994	304,765	4,074	(766)	308,073
Held-to-maturity debt securities
Agency mortgage-backed securities	503,233	—	(87,319)	415,914	553,721	3,855	(10,366)	547,210
U.S. Treasury and government agencies	121,597	—	(20,259)	101,338	111,859	254	(2,395)	109,718
Other taxable securities	8,033	—	(1,018)	7,015	9,011	147	(196)	8,962
Total held-to-maturity debt securities	632,863	—	(108,596)	524,267	674,591	4,256	(12,957)	665,890
Total debt securities (3,4)	$867,334	$466	$(113,539)	$754,261	$979,356	$8,330	$(13,723)	$973,963
(1)At December 31, 2022 and 2021, the underlying collateral type included approximately 17 percent and 21 percent prime and 83 percent and 79 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 20 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $104.5 billion and $111.9 billion at December 31, 2022 and 2021.
(4)The Corporation held debt securities from FNMA and FHLMC that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $290.5 billion and $176.7 billion, and a fair value of $239.6 billion and $144.6 billion at December 31, 2022, and an amortized cost of $345.3 billion and $205.3 billion, and a fair value of $342.5 billion and $202.4 billion at December 31, 2021.
At December 31, 2022, the accumulated net unrealized loss on AFS debt securities, excluding the amount related to debt securities previously transferred to held to maturity, included in accumulated OCI was $3.5 billion, net of the related income tax benefit of $1.2 billion. At December 31, 2022 and 2021, nonperforming AFS debt securities held by the Corporation were not significant.
At December 31, 2022 and 2021, the Corporation had $191.1 billion and $268.5 billion in AFS debt securities, which were primarily U.S. agency and U.S. Treasury securities that have a zero credit loss assumption. For more information on the zero credit loss assumption, see Note 1 – Summary of Significant Accounting Principles. For the remaining $29.7 billion and $30.7 billion in AFS debt securities at December 31, 2022 and 2021, the amount of ECL was not significant. At December 31, 2022 and 2021, the Corporation had $524.3 billion and $665.9 billion in HTM debt securities, which were substantially all U.S agency and U.S. Treasury securities that have a zero credit loss assumption.
At December 31, 2022 and 2021, the Corporation held equity securities at an aggregate fair value of $581 million and $513 million and other equity securities, as valued under the measurement alternative, at a carrying value of $340 million and $266 million, both of which are included in other assets. At December 31, 2022 and 2021, the Corporation also held money market investments at a fair value of $868 million and $707 million, which are included in time deposits placed and other short-term investments.
The gross realized gains and losses on sales of AFS debt securities for 2022, 2021 and 2020 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

(Dollars in millions)	2022	2021	2020
Gross gains	$1,251	$49	$423
Gross losses	(1,219)	(27)	(12)
Net gains on sales of AFS debt securities	$32	$22	$411
Income tax expense attributable to realized net gains on sales of AFS debt securities	$8	$5	$103

111 Bank of America

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at December 31, 2022 and 2021.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	December 31, 2022
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$18,759	$(1,118)	$4,437	$(649)	$23,196	$(1,767)
Agency-collateralized mortgage obligations	1,165	(96)	1,022	(135)	2,187	(231)
Commercial	3,273	(150)	2,258	(365)	5,531	(515)
Non-agency residential	264	(65)	97	(25)	361	(90)
Total mortgage-backed securities	23,461	(1,429)	7,814	(1,174)	31,275	(2,603)
U.S. Treasury and government agencies	36,730	(308)	118,636	(1,461)	155,366	(1,769)
Non-U.S. securities	9,399	(34)	756	(18)	10,155	(52)
Other taxable securities	2,036	(16)	1,580	(68)	3,616	(84)
Tax-exempt securities	607	(28)	2,849	(251)	3,456	(279)
Total AFS debt securities in a continuous unrealized loss position	$72,233	$(1,815)	$131,635	$(2,972)	$203,868	$(4,787)

	December 31, 2021
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$11,733	$(166)	$815	$(20)	$12,548	$(186)
Agency-collateralized mortgage obligations	1,427	(22)	122	(3)	1,549	(25)
Commercial	3,451	(41)	776	(38)	4,227	(79)
Non-agency residential	241	(13)	174	(20)	415	(33)
Total mortgage-backed securities	16,852	(242)	1,887	(81)	18,739	(323)
U.S. Treasury and government agencies	103,307	(272)	4,850	(46)	108,157	(318)
Other taxable securities	—	—	82	(3)	82	(3)
Tax-exempt securities	502	(16)	109	(23)	611	(39)
Total AFS debt securities in a continuous unrealized loss position	$120,661	$(530)	$6,928	$(153)	$127,589	$(683)

Bank of America 112

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at December 31, 2022 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the MBS or other ABS are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$3	5.67%	$56	4.39%	$25,145	3.37%	$25,204	3.37%
Agency-collateralized mortgage obligations	—	—	10	2.60	—	—	2,442	2.89	2,452	2.89
Commercial	22	2.09	670	3.07	4,591	2.03	1,624	2.31	6,907	2.20
Non-agency residential	—	—	—	—	—	—	825	9.54	825	9.54
Total mortgage-backed securities	22	2.09	683	3.08	4,647	2.06	30,036	3.44	35,388	3.25
U.S. Treasury and government agencies	3,306	1.59	79,618	1.68	78,378	1.64	32	3.38	161,334	1.66
Non-U.S. securities	17,499	2.41	3,002	4.58	723	3.93	279	6.87	21,503	2.82
Other taxable securities	2,034	4.77	2,102	4.85	455	3.46	137	3.35	4,728	4.64
Tax-exempt securities	890	3.36	4,765	3.55	2,022	3.73	3,841	3.88	11,518	3.68
Total amortized cost of debt securities carried at fair value	$23,751	2.53	$90,170	1.96	$86,225	1.74	$34,325	3.52	$234,471	2.16
Amortized cost of HTM debt securities
Agency mortgage-backed securities	$—	—%	$—	—%	$14	2.64%	$503,219	2.13%	$503,233	2.13%
U.S. Treasury and government agencies	—	—	4,544	1.80	117,053	1.37	—	—	121,597	1.39
Other taxable securities	38	9.06	1,251	2.23	313	3.00	6,431	2.45	8,033	2.47
Total amortized cost of HTM debt securities	$38	9.06	$5,795	1.89	$117,380	1.37	$509,650	2.13	$632,863	1.99

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$3		$56		$23,383		$23,442
Agency-collateralized mortgage obligations	—		10		—		2,211		2,221
Commercial	22		650		4,342		1,404		6,418
Non-agency residential	—		2		—		751		753
Total mortgage-backed securities	22		665		4,398		27,749		32,834
U.S. Treasury and government agencies	3,312		79,013		77,228		30		159,583
Non-U.S. securities	17,709		2,960		723		279		21,671
Other taxable securities	2,028		2,085		413		122		4,648
Tax-exempt securities	887		4,729		1,997		3,645		11,258
Total debt securities carried at fair value	$23,958		$89,452		$84,759		$31,825		$229,994
Fair value of HTM debt securities
Agency mortgage-backed securities	$—		$—		$13		$415,901		$415,914
U.S. Treasury and government agencies	—		4,164		97,174		—		101,338
Other taxable securities	38		1,170		295		5,512		7,015
Total fair value of HTM debt securities	$38		$5,334		$97,482		$421,413		$524,267
(1)The weighted-average yield is computed based on a constant effective interest rate over the contractual life of each security. The average yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

113 Bank of America

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at December 31, 2022 and 2021.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	December 31, 2022
Consumer real estate
Residential mortgage	$1,077	$245	$945	$2,267	$227,403		$229,670
Home equity	88	32	211	331	26,232		26,563
Credit card and other consumer
Credit card	466	322	717	1,505	91,916		93,421
Direct/Indirect consumer (2)	204	59	45	308	105,928		106,236
Other consumer	—	—	—	—	156		156
Total consumer	1,835	658	1,918	4,411	451,635		456,046
Consumer loans accounted for under the fair value option (3)						$339	339
Total consumer loans and leases	1,835	658	1,918	4,411	451,635	339	456,385
Commercial
U.S. commercial	827	288	330	1,445	357,036		358,481
Non-U.S. commercial	317	59	144	520	123,959		124,479
Commercial real estate (4)	409	81	77	567	69,199		69,766
Commercial lease financing	49	9	11	69	13,575		13,644
U.S. small business commercial (5)	107	63	356	526	17,034		17,560
Total commercial	1,709	500	918	3,127	580,803		583,930
Commercial loans accounted for under the fair value option (3)						5,432	5,432
Total commercial loans and leases	1,709	500	918	3,127	580,803	5,432	589,362
Total loans and leases (6)	$3,544	$1,158	$2,836	$7,538	$1,032,438	$5,771	$1,045,747
Percentage of outstandings	0.34%	0.11%	0.27%	0.72%	98.73%	0.55%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $184 million and nonperforming loans of $155 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $75 million and nonperforming loans of $88 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $368 million and nonperforming loans of $788 million. Consumer real estate loans current or less than 30 days past due includes $1.6 billion, and direct/indirect consumer includes $27 million of nonperforming loans.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $51.8 billion, U.S. securities-based lending loans of $50.4 billion and non-U.S. consumer loans of $3.0 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $71 million and home equity loans of $268 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $2.9 billion and non-U.S. commercial loans of $2.5 billion. For more information, see Note 20 – Fair Value Measurements and Note 21 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $64.9 billion and non-U.S. commercial real estate loans of $4.8 billion.
(5)Includes Paycheck Protection Program loans.
(6)Total outstandings includes loans and leases pledged as collateral of $18.5 billion. The Corporation also pledged $163.6 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.

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
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $164 million and nonperforming loans of $118 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $89 million and nonperforming loans of $100 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $633 million and nonperforming loans of $1.3 billion. Consumer real estate loans current or less than 30 days past due includes $1.4 billion, and direct/indirect consumer includes $55 million of nonperforming loans.
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
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $9.5 billion and $10.5 billion at December 31, 2022 and 2021, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured, and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
Commercial nonperforming loans decreased to $1.1 billion at December 31, 2022 from $1.6 billion at December 31, 2021, as paydowns and returns to performing status more than offset new downgrades to nonaccrual status. Consumer nonperforming loans decreased to $2.8 billion at December 31, 2022 from
$3.0 billion at December 31, 2021 primarily due to decreases from consumer real estate loan sales, partially offset by increases from loans whose prior-period deferrals expired and were modified in TDRs during the first quarter of 2022.
The following table presents the Corporation’s nonperforming loans and leases, including nonperforming TDRs, and loans accruing past due 90 days or more at December 31, 2022 and 2021. Nonperforming LHFS are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles.

115 Bank of America

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
	December 31
(Dollars in millions)	2022	2021	2022	2021
Residential mortgage (1)	$2,167	$2,284	$368	$634
With no related allowance (2)	1,973	1,950	—	—
Home equity (1)	510	630	—	—
With no related allowance (2)	393	414	—	—
Credit Card	n/a	n/a	717	487
Direct/indirect consumer	77	75	2	11
Total consumer	2,754	2,989	1,087	1,132
U.S. commercial	553	825	190	171
Non-U.S. commercial	212	268	25	19
Commercial real estate	271	382	46	40
Commercial lease financing	4	80	8	8
U.S. small business commercial	14	23	355	87
Total commercial	1,054	1,578	624	325
Total nonperforming loans	$3,808	$4,567	$1,711	$1,457
Percentage of outstanding loans and leases	0.37%	0.47%	0.16%	0.15%
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At December 31, 2022 and 2021 residential mortgage included $260 million and $444 million of loans on which interest had been curtailed by the FHA, and therefore were no longer accruing interest, although principal was still insured, and $108 million and $190 million of loans on which interest was still accruing.
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
The following tables present certain credit quality indicators and gross charge-offs for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by year of origination, except for revolving loans and revolving loans that were modified into term loans, which are shown on an aggregate basis at December 31, 2022.

Bank of America 116

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of December 31, 2022	2022	2021	2020	2019	2018	Prior
Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$215,713	$39,625	$81,437	$37,228	$18,980	$5,734	$32,709
Greater than 90 percent but less than or equal to 100 percent	1,615	950	530	93	15	8	19
Greater than 100 percent	648	374	169	43	15	8	39
Fully-insured loans	11,694	580	3,667	3,102	949	156	3,240
Total Residential Mortgage	$229,670	$41,529	$85,803	$40,466	$19,959	$5,906	$36,007

Residential Mortgage
Refreshed FICO score
Less than 620	$2,156	$377	$518	$373	$124	$84	$680
Greater than or equal to 620 and less than 680	4,978	1,011	1,382	840	329	233	1,183
Greater than or equal to 680 and less than 740	25,444	5,411	8,290	4,369	2,187	830	4,357
Greater than or equal to 740	185,398	34,150	71,946	31,782	16,370	4,603	26,547
Fully-insured loans	11,694	580	3,667	3,102	949	156	3,240
Total Residential Mortgage	$229,670	$41,529	$85,803	$40,466	$19,959	$5,906	$36,007
Gross charge-offs	$161	$—	$6	$5	$6	$1	$143

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	December 31, 2022
Home Equity
Refreshed LTV
Less than or equal to 90 percent	$26,395	$1,304	$19,960	$5,131
Greater than 90 percent but less than or equal to 100 percent	62	20	24	18
Greater than 100 percent	106	37	35	34
Total Home Equity	$26,563	$1,361	$20,019	$5,183

Home Equity
Refreshed FICO score
Less than 620	$683	$166	$189	$328
Greater than or equal to 620 and less than 680	1,190	152	507	531
Greater than or equal to 680 and less than 740	4,321	312	2,747	1,262
Greater than or equal to 740	20,369	731	16,576	3,062
Total Home Equity	$26,563	$1,361	$20,019	$5,183
Gross charge-offs	$45	$5	$24	$16
(1)Includes reverse mortgages of $937 million and home equity loans of $424 million, which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/ Indirect as of December 31, 2022	Revolving Loans	2022	2021	2020	2019	2018	Prior	Total Credit Card as of December 31, 2022	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$847	$12	$237	$301	$113	$84	$43	$57	$4,056	$3,866	$190
Greater than or equal to 620 and less than 680	2,521	12	1,108	816	269	150	69	97	10,994	10,805	189
Greater than or equal to 680 and less than 740	8,895	52	4,091	2,730	992	520	214	296	32,186	32,017	169
Greater than or equal to 740	39,679	83	16,663	11,392	5,630	2,992	1,236	1,683	46,185	46,142	43
Other internal credit metrics (2,3)	54,294	53,404	259	305	70	57	40	159	—	—	—
Total credit card and other consumer	$106,236	$53,563	$22,358	$15,544	$7,074	$3,803	$1,602	$2,292	$93,421	$92,830	$591
Gross charge-offs	$232	$7	$31	$79	$34	$27	$14	$40	$1,985	$1,909	$76
(1)Represents TDRs that were modified into term loans.
(2)Other internal credit metrics may include delinquency status, geography or other factors.
(3)Direct/indirect consumer includes $53.4 billion of securities-based lending, which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at December 31, 2022.

117 Bank of America

Commercial – Credit Quality Indicators By Vintage (1)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$348,447	$61,200	$39,717	$18,609	$16,566	$8,749	$30,282	$173,324
Reservable criticized	10,034	278	794	697	884	1,202	856	5,323
Total U.S. Commercial	$358,481	$61,478	$40,511	$19,306	$17,450	$9,951	$31,138	$178,647
Gross charge-offs	$151	$2	$24	$24	$9	$6	$13	$73

Non-U.S. Commercial
Risk ratings
Pass rated	$121,890	$24,839	$19,098	$5,183	$3,882	$2,423	$4,697	$61,768
Reservable criticized	2,589	45	395	331	325	98	475	920
Total Non-U.S. Commercial	$124,479	$24,884	$19,493	$5,514	$4,207	$2,521	$5,172	$62,688
Gross charge-offs	$41	$—	$3	$1	$—	$37	$—	$—

Commercial Real Estate
Risk ratings
Pass rated	$64,619	$15,290	$13,089	$5,756	$9,013	$4,384	$8,606	$8,481
Reservable criticized	5,147	11	837	545	1,501	1,151	1,017	85
Total Commercial Real Estate	$69,766	$15,301	$13,926	$6,301	$10,514	$5,535	$9,623	$8,566
Gross charge-offs	$75	$—	$—	$6	$—	$26	$43	$—

Commercial Lease Financing
Risk ratings
Pass rated	$13,404	$3,255	$2,757	$1,955	$1,578	$1,301	$2,558	$—
Reservable criticized	240	9	35	12	71	50	63	—
Total Commercial Lease Financing	$13,644	$3,264	$2,792	$1,967	$1,649	$1,351	$2,621	$—
Gross charge-offs	$8	$—	$4	$—	$4	$—	$—	$—

U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$8,726	$1,825	$1,953	$1,408	$864	$624	$1,925	$127
Reservable criticized	329	11	35	48	76	51	105	3
Total U.S. Small Business Commercial	$9,055	$1,836	$1,988	$1,456	$940	$675	$2,030	$130
Gross charge-offs	$31	$—	$1	$11	$4	$1	$6	$8

Total	$575,425	$106,763	$78,710	$34,544	$34,760	$20,033	$50,584	$250,031
Total gross charge-offs	$306	$2	$32	$42	$17	$70	$62	$81
(1) Excludes $5.4 billion of loans accounted for under the fair value option at December 31, 2022.
(2)     Excludes U.S. Small Business Card loans of $8.5 billion. Refreshed FICO scores for this portfolio are $297 million for less than 620; $859 million for greater than or equal to 620 and less than 680; $2.4 billion for greater than or equal to 680 and less than 740; and $5.0 billion greater than or equal to 740. Excludes U.S. Small Business Card loans gross charge-offs of $172 million.

Bank of America 118

The following tables present certain credit quality indicators for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by year of origination, except for revolving loans and revolving loans that were modified into term loans, which are shown on an aggregate basis at December 31, 2021.

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

Bank of America 120

During 2022, commercial credit quality showed some signs of stabilization. Commercial reservable criticized utilized exposure decreased to $19.3 billion at December 31, 2022 from $22.4 billion (to 3.12 percent from 3.91 percent of total commercial reservable utilized exposure) at December 31, 2021, which was broad-based across industries.
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
Consumer real estate loans of $211 million that have been discharged in Chapter 7 bankruptcy with no change in repayment terms and not reaffirmed by the borrower were included in TDRs at December 31, 2022, of which $53 million were classified as nonperforming and $33 million were loans fully insured.
At December 31, 2022 and 2021, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were not significant. Consumer real estate foreclosed properties totaled $121 million and $101 million at December 31, 2022 and 2021. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at December 31, 2022 and 2021 was $871 million and $1.1 billion. During 2022 and 2021, the Corporation reclassified $190 million and $64 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
The table below presents the December 31, 2022, 2021 and 2020 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of consumer real estate loans that were modified in TDRs during 2022, 2021 and 2020. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period.

Consumer Real Estate – TDRs Entered into During 2022, 2021 and 2020

	Unpaid Principal Balance	Carrying Value	Pre-Modification Interest Rate	Post-Modification Interest Rate (1)
(Dollars in millions)	December 31, 2022
Residential mortgage	$1,144	$1,015	3.52%	3.40%
Home equity	238	191	4.61	4.65
Total	$1,382	$1,206	3.71	3.62

	December 31, 2021
Residential mortgage	$891	$788	3.48%	3.38%
Home equity	107	77	3.60	3.59
Total	$998	$865	3.49	3.41

	December 31, 2020
Residential mortgage	$732	$646	3.66%	3.59%
Home equity	87	69	3.67	3.61
Total	$819	$715	3.66	3.59
(1)The post-modification interest rate reflects the interest rate applicable only to permanently completed modifications, which exclude loans that are in a trial modification period.

The table below presents the December 31, 2022, 2021 and 2020 carrying value for consumer real estate loans that were modified in a TDR during 2022, 2021 and 2020, by type of modification.

Consumer Real Estate – Modification Programs

	TDRs Entered into During
(Dollars in millions)	2022	2021	2020
Modifications under government programs	$2	$4	$13
Modifications under proprietary programs	1,100	774	570
Loans discharged in Chapter 7 bankruptcy (1)	14	33	53
Trial modifications	90	54	79
Total modifications	$1,206	$865	$715
(1)Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
The following table presents the carrying value of consumer real estate loans that entered into payment default during 2022, 2021 and 2020 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification.

121 Bank of America

Consumer Real Estate – TDRs Entering Payment Default that were Modified During the Preceding 12 Months

(Dollars in millions)	2022	2021	2020
Modifications under government programs	$—	$4	$16
Modifications under proprietary programs	189	128	51
Loans discharged in Chapter 7 bankruptcy (1)	2	9	19
Trial modifications (2)	25	19	54
Total modifications	$216	$160	$140
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
The table below provides information on the Corporation’s Credit Card and Other Consumer TDR portfolio including the December 31, 2022, 2021 and 2020 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of loans that were modified in TDRs during 2022, 2021 and 2020.

Credit Card and Other Consumer – TDRs Entered into During 2022, 2021 and 2020

	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate
(Dollars in millions)	December 31, 2022
Credit card	$284	$293	22.34%	3.89%
Direct/Indirect consumer	6	5	5.51	5.50
Total	$290	$298	22.06	3.92

	December 31, 2021
Credit card	$237	$248	18.45%	4.09%
Direct/Indirect consumer	23	16	5.88	5.88
Total	$260	$264	17.68	4.20

	December 31, 2020
Credit card	$269	$277	18.16%	5.63%
Direct/Indirect consumer	52	37	5.83	5.83
Total	$321	$314	16.70	5.65
(1)Includes accrued interest and fees.
The table below presents the December 31, 2022, 2021 and 2020 carrying value for Credit Card and Other Consumer loans that were modified in a TDR during 2022, 2021 and 2020 by program type.

Credit Card and Other Consumer – TDRs by Program Type at December 31 (1)

(Dollars in millions)	2022	2021	2020
Internal programs	$251	$214	$225
External programs	44	44	73
Other	3	6	16
Total	$298	$264	$314
(1) Includes accrued interest and fees.
Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for credit card and other consumer. Based on historical experience, the Corporation estimates that 15 percent of new credit card TDRs and 15 percent of new direct/indirect consumer TDRs may be in payment default within 12 months after modification.

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

Bank of America 122

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
During 2022, the carrying value of the Corporation’s commercial loans that were modified as TDRs was $1.9 billion compared to $1.3 billion and $1.2 billion for 2021 and 2020. At December 31, 2022, 2021 and 2020, the Corporation had commitments to lend $358 million, $283 million and $402 million to commercial borrowers whose loans were classified as TDRs. The balance of commercial TDRs in payment default was $105 million, $262 million and $218 million at December 31, 2022, 2021 and 2020.
Loans Held-for-sale
The Corporation had LHFS of $6.9 billion and $15.6 billion at December 31, 2022 and 2021. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $32.0 billion, $43.6 billion and $20.1 billion for 2022, 2021 and 2020, respectively. Cash used for originations and purchases of LHFS totaled $24.9 billion, $37.3 billion and $19.7 billion for 2022, 2021 and 2020, respectively. Also included were non-cash net transfers into LHFS of $1.9 billion during 2022, primarily driven by the transfer of a $1.6 billion affinity card loan portfolio to held for sale that was sold in October 2022, and $808 million during 2021.
Accrued Interest Receivable
Accrued interest receivable for loans and leases and loans held-for-sale at December 31, 2022 and 2021 was $3.8 billion and $2.2 billion and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During 2022 and 2021, the Corporation reversed $332 million and $446 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan.
For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during 2022 and 2021, interest and fee income reversed at the time the loans were classified as nonperforming was not significant. For more information on the Corporation's nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles.
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
The December 31, 2022 estimate for allowance for credit losses was based on various economic scenarios, including a baseline scenario derived from consensus estimates, an adverse scenario reflecting an extended moderate recession, a downside scenario reflecting persistent inflation and interest rates above the baseline scenario, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario that considers the potential for improvement above the baseline scenario. The overall economic outlook is weighted 95 percent towards a recessionary environment in 2023, with continued inflationary pressures leading to lower GDP and higher unemployment rate expectations as compared to the prior year. The weighted economic outlook assumes that the U.S. average unemployment rate will be above five and a half percent by the fourth quarter of 2023 and will slowly decline to five percent by the fourth quarter of 2024. Additionally, in this economic outlook, U.S. gross domestic product is forecasted to contract at 0.4 percent and grow at 1.2 percent year-over-year in the fourth quarters of 2023 and 2024. For comparison, as of December 31, 2021, the weighted economic outlook for the U.S. average unemployment rate was forecasted to be just above five percent by the fourth quarter of 2022 and slowly decline to just under five percent by the fourth quarter of 2023 and U.S. gross domestic product was forecasted at 2.1 percent and 1.9 percent year-over-year in the fourth quarters of 2022 and 2023.
The allowance for credit losses at December 31, 2022 was $14.2 billion, an increase of $379 million compared to December 31, 2021. The increase in the allowance for credit losses was primarily driven by loan growth and a dampened macroeconomic outlook, partially offset by a reserve release for reduced pandemic uncertainties. The change in the allowance for credit losses was comprised of a net increase of $295 million in the allowance for loan and lease losses and an increase of $84 million in the reserve for unfunded lending commitments. The increase in the allowance for credit losses was attributed to increases in the credit card and other consumer portfolios of $341 million, and commercial portfolio of $177 million, partially offset by a decrease in the consumer real estate portfolio of $139 million. The provision for credit losses increased $7.1 billion to an expense of $2.5 billion in 2022 compared to a benefit of $4.6 billion in 2021 and an expense of $11.3 billion in 2020. The increase in the provision for credit losses in 2022 was primarily driven by loan growth and a dampened macroeconomic outlook, partially offset by reduced pandemic uncertainties. The benefit in 2021 was primarily due to an improved macroeconomic outlook and credit quality.
Outstanding loans and leases excluding loans accounted for under the fair value option increased $68.7 billion in 2022 primarily driven by commercial loans, which increased $47.7 billion, driven by broad-based growth, and consumer loans which

123 Bank of America

increased $21.0 billion, primarily driven by credit card and residential mortgage.
The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the table below.

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	2022
Allowance for loan and lease losses, January 1	$557	$6,476	$5,354	$12,387
Loans and leases charged off	(206)	(2,755)	(478)	(3,439)
Recoveries of loans and leases previously charged off	224	882	161	1,267
Net charge-offs	18	(1,873)	(317)	(2,172)
Provision for loan and lease losses	(164)	2,215	409	2,460
Other	9	(1)	(1)	7
Allowance for loan and lease losses, December 31	420	6,817	5,445	12,682
Reserve for unfunded lending commitments, January 1	96	—	1,360	1,456
Provision for unfunded lending commitments	(3)	—	86	83
Other	1	—	—	1
Reserve for unfunded lending commitments, December 31	94	—	1,446	1,540
Allowance for credit losses, December 31	$514	$6,817	$6,891	$14,222

	2021
Allowance for loan and lease losses, January 1	$858	$9,213	$8,731	$18,802
Loans and leases charged off	(78)	(3,000)	(719)	(3,797)
Recoveries of loans and leases previously charged off	225	1,006	323	1,554
Net charge-offs	147	(1,994)	(396)	(2,243)
Provision for loan and lease losses	(449)	(744)	(2,980)	(4,173)
Other	1	1	(1)	1
Allowance for loan and lease losses, December 31	557	6,476	5,354	12,387
Reserve for unfunded lending commitments, January 1	137	—	1,741	1,878
Provision for unfunded lending commitments	(41)	—	(380)	(421)
Other	—	—	(1)	(1)
Reserve for unfunded lending commitments, December 31	96	—	1,360	1,456
Allowance for credit losses, December 31	$653	$6,476	$6,714	$13,843

	2020
Allowance for loan and lease losses, January 1	$440	$7,430	$4,488	$12,358
Loans and leases charged off	(98)	(3,646)	(1,675)	(5,419)
Recoveries of loans and leases previously charged off	201	891	206	1,298
Net charge-offs	103	(2,755)	(1,469)	(4,121)
Provision for loan and lease losses	307	4,538	5,720	10,565
Other	8	—	(8)	—
Allowance for loan and lease losses, December 31	858	9,213	8,731	18,802
Reserve for unfunded lending commitments, January 1	119	—	1,004	1,123
Provision for unfunded lending commitments	18	—	737	755
Reserve for unfunded lending commitments, December 31	137	—	1,741	1,878
Allowance for credit losses, December 31	$995	$9,213	$10,472	$20,680
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
The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at December 31, 2022 and 2021 in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum loss exposure at December 31, 2022 and 2021 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments, such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.
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

Bank of America 124

The Corporation did not provide financial support to consolidated or unconsolidated VIEs during 2022, 2021 and 2020 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $978 million and $968 million at December 31, 2022 and 2021.
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
The table below summarizes select information related to first-lien mortgage securitizations for 2022, 2021 and 2020.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency			Commercial Mortgage
(Dollars in millions)	2022	2021	2020	2022	2021	2020
Proceeds from loan sales (1)	$8,084	$6,664	$15,823	$5,853	$10,874	$5,084
Gains on securitizations (2)	8	9	728	46	156	61
Repurchases from securitization trusts (3)	53	756	436	—	—	—
(1)The Corporation transfers residential mortgage loans to securitizations sponsored primarily by the GSEs or GNMA in the normal course of business and primarily receives residential mortgage-backed securities in exchange. Substantially all of these securities are classified as Level 2 within the fair value hierarchy and are typically sold shortly after receipt.
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $41 million, $121 million and $160 million net of hedges, during 2022, 2021 and 2020, respectively, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $100.1 billion and $115.4 billion at December 31, 2022 and 2021. Servicing fee and ancillary fee income on serviced loans was $274 million, $392 million and $474 million during 2022, 2021 and 2020, respectively. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $1.6 billion and $2.0 billion at December 31, 2022 and 2021. For more information on MSRs, see Note 20 – Fair Value Measurements.

During 2022, the Corporation deconsolidated agency residential mortgage securitization trusts with total assets of $784 million, with no significant deconsolidations in 2021.
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
The following table summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at December 31, 2022 and 2021.

125 Bank of America

First-lien Mortgage VIEs

	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
	December 31
(Dollars in millions)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Unconsolidated VIEs
Maximum loss exposure (1)	$9,112	$11,600	$91	$121	$735	$908	$28	$14	$1,594	$1,445
On-balance sheet assets
Senior securities:
Trading account assets	$232	$175	$3	$8	$25	$44	$26	$12	$91	$21
Debt securities carried at fair value	3,027	5,009	—	—	410	537	—	—	—	—
Held-to-maturity securities	5,853	6,416	—	—	—	—	—	—	1,268	1,157
All other assets	—	—	3	3	25	29	2	2	101	93
Total retained positions	$9,112	$11,600	$6	$11	$460	$610	$28	$14	$1,460	$1,271
Principal balance outstanding (2)	$81,644	$93,142	$3,973	$4,710	$5,034	$6,179	$11,568	$13,627	$85,101	$85,540

Consolidated VIEs
Maximum loss exposure (1)	$1,735	$1,644	$—	$49	$78	$—	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$1,735	$1,644	$—	$—	$78	$—	$—	$—	$—	$—
Loans and leases, net	—	—	—	58	—	—	—	—	—	—
Total assets	$1,735	$1,644	$—	$58	$78	$—	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$9	$—	$—	$—	$—	$—	$—
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
Other Asset-backed Securitizations
The table below summarizes select information related to home equity, credit card and other asset-backed VIEs in which the Corporation held a variable interest at December 31, 2022 and 2021.

Home Equity Loan, Credit Card and Other Asset-backed VIEs

	Home Equity (1)		Credit Card (2)		Resecuritization Trusts		Municipal Bond Trusts
	December 31
(Dollars in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Unconsolidated VIEs
Maximum loss exposure	$119	$152	$—	$—	$4,243	$6,089	$2,537	$4,094
On-balance sheet assets
Securities (3):
Trading account assets	$—	$—	$—	$—	$456	$1,030	$—	$—
Debt securities carried at fair value	1	1	—	—	1,259	1,903	—	—
Held-to-maturity securities	—	—	—	—	2,528	3,156	—	—
Total retained positions	$1	$1	$—	$—	$4,243	$6,089	$—	$—
Total assets of VIEs	$326	$430	$—	$—	$12,255	$18,633	$3,016	$4,655

Consolidated VIEs
Maximum loss exposure	$32	$45	$9,555	$10,279	$551	$680	$—	$210
On-balance sheet assets
Trading account assets	$—	$—	$—	$—	$650	$686	$—	$122
Loans and leases	97	140	14,555	14,434	—	—	—	—
Allowance for loan and lease losses	12	14	(808)	(970)	—	—	—	—
All other assets	2	3	68	70	—	—	—	88
Total assets	$111	$157	$13,815	$13,534	$650	$686	$—	$210
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—	$—	$196
Long-term debt	79	113	4,247	3,248	99	6	—	—
All other liabilities	—	—	13	7	—	—	—	—
Total liabilities	$79	$113	$4,260	$3,255	$99	$6	$—	$196
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
(2)At December 31, 2022 and 2021, loans and leases in the consolidated credit card trust included $3.3 billion and $4.3 billion of seller’s interest.
(3)The retained senior securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).

Bank of America 126

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
During 2022, 2021 and 2020, the Corporation issued new senior debt securities to third-party investors from the credit card securitization trust totaling $2.3 billion, $1.0 billion, and $1.0 billion, respectively.
At December 31, 2022 and 2021, the Corporation held subordinate securities issued by the credit card securitization trust with a notional principal amount of $6.7 billion and $6.5 billion. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. During 2022, 2021 and 2020, the credit card securitization trust issued $363 million, $161 million and $161 million, respectively, of these subordinate securities.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $21.8 billion, $28.9 billion and $39.0 billion of securities during 2022, 2021 and 2020, respectively. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. Securities received from the resecuritization VIEs were recognized at their fair value of $2.4 billion, $2.2 billion and $6.1 billion during 2022, 2021 and 2020, respectively. In 2022 and 2021, substantially all of the securities were classified as trading account assets. All of the securities received as resecuritization proceeds during 2020 were classified as trading account assets. Of the securities received as resecuritization proceeds during 2020, $2.4 billion, $2.1 billion and $1.7 billion were classified as trading account assets, debt securities carried at fair value and HTM securities, respectively. Substantially all of the trading account securities carried at fair value were categorized as Level 2 within the fair value hierarchy.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $2.5 billion and $4.1 billion at December 31, 2022 and 2021. The weighted-average remaining life of bonds held in the trusts at December 31, 2022 was 8.7 years. There were no significant write-downs or downgrades of assets or issuers during 2022, 2021 and 2020.
Other Variable Interest Entities
The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at December 31, 2022 and 2021.

Other VIEs

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated	Total
(Dollars in millions)	December 31, 2022			December 31, 2021
Maximum loss exposure	$2,286	$31,405	$33,691	$4,819	$27,790	$32,609
On-balance sheet assets
Trading account assets	$353	$638	$991	$2,552	$626	$3,178
Debt securities carried at fair value	—	5	5	—	7	7
Loans and leases	2,086	90	2,176	2,503	47	2,550
Allowance for loan and lease losses	(1)	(12)	(13)	(2)	(12)	(14)
All other assets	46	30,221	30,267	28	26,628	26,656
Total	$2,484	$30,942	$33,426	$5,081	$27,296	$32,377
On-balance sheet liabilities
Short-term borrowings	$42	$—	$42	$51	$—	$51
Long-term debt	156	—	156	211	—	211
All other liabilities	—	7,318	7,318	—	6,548	6,548
Total	$198	$7,318	$7,516	$262	$6,548	$6,810
Total assets of VIEs	$2,484	$101,271	$103,755	$5,081	$92,249	$97,330

127 Bank of America

Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $914 million and $2.9 billion at December 31, 2022 and 2021, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.
Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $197 million and $235 million at December 31, 2022 and 2021.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At December 31, 2022 and 2021, the Corporation’s consolidated investment VIEs had total assets of $854 million and $1.0 billion. The Corporation also held investments in unconsolidated VIEs with total assets of $12.2 billion and $7.1 billion at December 31, 2022 and 2021. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $2.4 billion and $2.0 billion at December 31, 2022 and 2021 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $1.2 billion and $1.5 billion at December 31, 2022 and 2021. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
Tax Credit VIEs
The Corporation holds investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, wind and solar projects. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. As an investor, tax credits associated with the investments in these entities are allocated to the Corporation, as provided by the U.S. Internal Revenue Code and related regulations, and are recognized as income tax benefits in the Corporation’s Consolidated Statement of Income in the year they are earned, which varies based on the type of investments. Tax credits from environmental, social and governance (ESG) investments in affordable housing are recognized ratably over a term of up to 10 years, and tax credits from wind and solar energy investments are recognized either at inception for transactions electing Investment Tax Credits (ITCs) or as energy is produced for transactions electing Production Tax Credits (PTCs), which is generally up to a 10-year time period. The volume and types of investments held by the Corporation will influence the amount of tax credits recognized each period. The maximum loss exposure included in the Other VIEs table was $28.8 billion and $25.7 billion at December 31, 2022 and 2021. In addition to that amount, the Corporation had unfunded capital contributions for renewable energy investments of $1.9 billion and $1.0 billion at December 31, 2022 and 2021. The capital contributions are contingent on various conditions precedent to funding over the next two years. The Corporation’s risk of loss is generally mitigated by policies requiring that the project qualify for the expected tax credits prior to making its investment.
The Corporation’s investments in affordable housing partnerships, which are reported in other assets on the Consolidated Balance Sheet, totaled $14.1 billion and $12.6 billion, including unfunded commitments to provide capital contributions of $6.6 billion and $5.8 billion, at December 31, 2022 and 2021. The unfunded commitments are expected to be paid over the next five years. During 2022, 2021 and 2020, the Corporation recognized tax credits and other tax benefits of $1.5 billion, $1.3 billion and $1.2 billion and reported pretax losses in other income of $1.2 billion, $1.1 billion and $1.0 billion. These tax credits are recognized as part of the Corporation’s annual effective tax rate used to determine tax expense in a given quarter. The Corporation may be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant.
NOTE 7 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at December 31, 2022 and 2021. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill

	December 31
(Dollars in millions)	2022	2021
Consumer Banking	$30,137	$30,137
Global Wealth & Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,182	5,182
Total goodwill	$69,022	$69,022
During 2022, the Corporation completed its annual goodwill impairment test as of June 30, 2022 using qualitative assessments for all applicable reporting units. Based on the results of the annual goodwill impairment test, the Corporation determined there was no impairment. For more information on the use of qualitative assessments, see Note 1 – Summary of Significant Accounting Principles.
Intangible Assets
At December 31, 2022 and 2021, the net carrying value of intangible assets was $2.1 billion and $2.2 billion. At both December 31, 2022 and 2021, intangible assets included $1.6

Bank of America 128

billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $78 million, $76 million and $95 million for 2022, 2021 and 2020.
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
The table below presents the net investment in sales-type and direct financing leases at December 31, 2022 and 2021.

Net Investment (1)

	December 31
(Dollars in millions)	2022	2021
Lease receivables	$15,123	$16,806
Unguaranteed residuals	2,143	2,078
Total net investment in sales-type and direct financing leases	$17,266	$18,884
(1)In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $6.5 billion and $7.1 billion at December 31, 2022 and 2021.
The table below presents lease income for 2022, 2021 and 2020.

Lease Income

(Dollars in millions)	2022	2021	2020
Sales-type and direct financing leases	$589	$613	$707
Operating leases	941	930	931
Total lease income	$1,530	$1,543	$1,638
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
The following table provides information on the right-of-use assets, lease liabilities and weighted-average discount rates and lease terms at December 31, 2022 and 2021.

Supplemental Information for Lessee Arrangements

	December 31
(Dollars in millions)	2022	2021
Right-of-use asset	$9,755	$10,233
Lease liabilities	10,359	10,858
Weighted-average discount rate used to calculate present value of future minimum lease payments	3.25%	2.91%
Weighted-average lease term (in years)	8.6	9.0
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$824	$1,713

	2022	2021	2020
Operating cash flows from operating leases (2)	$1,986	$1,964	$2,039

Lease Cost and Supplemental Information:
Operating lease cost	$2,008	$2,025	$2,149
Variable lease cost (3)	464	462	474
Total lease cost (4)	$2,472	$2,487	$2,623
(1)Represents non-cash activity and, accordingly, is not reflected in the Consolidated Statement of Cash Flows.
(2)Represents cash paid for amounts included in the measurements of lease liabilities.
(3)Primarily consists of payments for common area maintenance and property taxes.
(4)Amounts are recorded in occupancy and equipment expense in the Consolidated Statement of Income.
Maturity Analysis
The maturities of lessor and lessee arrangements outstanding at December 31, 2022 are presented in the table below based on undiscounted cash flows.

Maturities of Lessor and Lessee Arrangements

	Lessor		Lessee (1)
	Operating Leases	Sales-type and Direct Financing Leases (2)	Operating Leases
(Dollars in millions)	December 31, 2022
2023	$819	$4,932	$1,998
2024	682	4,399	1,850
2025	509	2,539	1,567
2026	368	1,993	1,354
2027	289	990	1,131
Thereafter	664	1,635	4,189
Total undiscounted cash flows	$3,331	16,488	12,089
Less: Net present value adjustment		1,365	1,730
Total (3)		$15,123	$10,359
(1)Excludes $278 million in commitments under lessee arrangements that have not yet commenced with lease terms that will begin in 2023.
(2)Includes $10.2 billion in commercial lease financing receivables and $4.9 billion in direct/indirect consumer lease financing receivables.
(3)Represents lease receivables for lessor arrangements and lease liabilities for lessee arrangements.

129 Bank of America

NOTE 9 Deposits
The scheduled contractual maturities for total time deposits at December 31, 2022 are presented in the table below.

Contractual Maturities of Total Time Deposits

(Dollars in millions)	U.S.	Non-U.S.	Total
Due in 2023	$36,114	$7,393	$43,507
Due in 2024	3,576	67	3,643
Due in 2025	643	6	649
Due in 2026	149	23	172
Due in 2027	116	1,472	1,588
Thereafter	238	8	246
Total time deposits	$40,836	$8,969	$49,805
At December 31, 2022 and 2021, the Corporation had aggregate U.S. time deposits of $12.8 billion and $9.4 billion and non-U.S. time deposits of $9.0 billion and $10.6 billion in denominations that met or exceeded insurance limits.
NOTE 10 Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash
The Corporation enters into securities financing agreements which include securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase. These financing agreements (also referred to as “matched-book transactions”) are to accommodate customers, obtain securities to cover short positions and finance inventory positions. The Corporation elects to account for certain securities financing agreements under the fair value option. For more information on the fair value option, see Note 21 – Fair Value Option.
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
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at December 31, 2022 and 2021. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives.

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	December 31, 2022
Securities borrowed or purchased under agreements to resell (3)	$597,847	$(330,273)	$267,574	$(240,120)	$27,454
Securities loaned or sold under agreements to repurchase	$525,908	$(330,273)	$195,635	$(183,265)	$12,370
Other (4)	8,427	—	8,427	(8,427)	—
Total	$534,335	$(330,273)	$204,062	$(191,692)	$12,370

	December 31, 2021
Securities borrowed or purchased under agreements to resell (3)	$527,054	$(276,334)	$250,720	$(229,525)	$21,195
Securities loaned or sold under agreements to repurchase	$468,663	$(276,334)	$192,329	$(181,860)	$10,469
Other (4)	11,391	—	11,391	(11,391)	—
Total	$480,054	$(276,334)	$203,720	$(193,251)	$10,469
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
(3)Excludes repurchase activity of $8.7 billion and $20.1 billion reported in loans and leases on the Consolidated Balance Sheet at December 31, 2022 and 2021.
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

Bank of America 130

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	December 31, 2022
Securities sold under agreements to repurchase	$200,087	$181,632	$41,666	$30,107	$453,492
Securities loaned	66,909	288	1,139	4,080	72,416
Other	8,427	—	—	—	8,427
Total	$275,423	$181,920	$42,805	$34,187	$534,335

	December 31, 2021
Securities sold under agreements to repurchase	$148,023	$194,964	$36,939	$36,501	$416,427
Securities loaned	46,231	466	1,428	4,111	52,236
Other	11,391	—	—	—	11,391
Total	$205,645	$195,430	$38,367	$40,612	$480,054
(1)No agreements have maturities greater than four years.

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	December 31, 2022
U.S. government and agency securities	$193,005	$18	$—	$193,023
Corporate securities, trading loans and other	14,345	2,896	317	17,558
Equity securities	10,249	69,432	8,110	87,791
Non-U.S. sovereign debt	232,171	70	—	232,241
Mortgage trading loans and ABS	3,722	—	—	3,722
Total	$453,492	$72,416	$8,427	$534,335

	December 31, 2021
U.S. government and agency securities	$201,546	$27	$—	$201,573
Corporate securities, trading loans and other	12,838	3,440	1,148	17,426
Equity securities	19,907	48,650	10,192	78,749
Non-U.S. sovereign debt	178,019	119	51	178,189
Mortgage trading loans and ABS	4,117	—	—	4,117
Total	$416,427	$52,236	$11,391	$480,054
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
Short-term Bank Notes
Bank of America, N.A. maintains a global program to offer up to a maximum of $75.0 billion outstanding at any one time, of bank notes with fixed or floating rates and maturities of at least seven days from the date of issue. Short-term bank notes outstanding under this program totaled $6.2 billion and $1.8 billion at December 31, 2022 and 2021. These short-term bank notes, along with Federal Home Loan Bank advances, U.S.
Treasury tax and loan notes, and term federal funds purchased, are included in short-term borrowings on the Consolidated Balance Sheet.
Collateral
The Corporation accepts securities and loans as collateral that it is permitted by contract or practice to sell or repledge. At December 31, 2022 and 2021, the fair value of this collateral was $827.6 billion and $854.8 billion, of which $764.1 billion and $782.7 billion were sold or repledged. The primary source of this collateral is securities borrowed or purchased under agreements to resell.
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

131 Bank of America

In addition, the Corporation obtains collateral in connection with its derivative contracts. Required collateral levels vary depending on the credit risk rating and the type of counterparty. Generally, the Corporation accepts collateral in the form of cash, U.S. Treasury securities and other marketable securities. Based on provisions contained in master netting agreements, the Corporation nets cash collateral received against derivative assets. The Corporation also pledges collateral on its own derivative positions which can be applied against derivative liabilities. For more information on the collateral of derivatives, see Note 3 – Derivatives.
Restricted Cash
At December 31, 2022 and 2021, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $7.6 billion and $5.9 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with central banks to meet reserve requirements.
NOTE 11 Long-term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The table below presents the balance of long-term debt at December 31, 2022 and 2021, and the related contractual rates and maturity dates as of December 31, 2022.

	Weighted-average Rate			December 31
(Dollars in millions)		Interest Rates	Maturity Dates	2022	2021
Notes issued by Bank of America Corporation (1)
Senior notes:
Fixed	3.03%	0.25 - 8.05%	2023 - 2052	$188,429	$194,191
Floating	4.2	0.74 - 9.16	2023 - 2044	17,469	18,753
Senior structured notes				11,608	15,086
Subordinated notes:
Fixed	4.88	2.94 - 8.57	2024 - 2045	21,098	22,311
Floating	3.45	2.48 - 5.53	2026 - 2037	4,544	2,371
Junior subordinated notes:
Fixed	6.71	6.45 - 8.05	2027 - 2066	743	741
Floating	5.56	5.56	2056	1	1
Total notes issued by Bank of America Corporation				243,892	253,454
Notes issued by Bank of America, N.A.
Senior notes:
Fixed				—	501
Floating	5.05	5.05	2024	2,600	3,173
Subordinated notes	6.00	6.00	2036	1,485	1,780
Advances from Federal Home Loan Banks:
Fixed	4.49	0.01 - 7.42	2023 - 2034	681	290
Securitizations and other BANA VIEs (2)				4,300	3,338
Other				908	680
Total notes issued by Bank of America, N.A.				9,974	9,762
Other debt
Structured liabilities (3)				21,835	16,599
Nonbank VIEs (2)				281	249
Other				—	53
Total notes issued by nonbank and other entities				22,116	16,901
Total long-term debt				$275,982	$280,117
(1)Includes total loss-absorbing capacity compliant debt.
(2)Represents liabilities of consolidated VIEs included in total long-term debt on the Consolidated Balance Sheet. Long-term debt of VIEs is collateralized by the assets of the VIEs. At December 31, 2022, amount includes debt predominantly from credit card securitization and other VIEs of $4.2 billion and $156 million. For more information, see Note 6 – Securitizations and Other Variable Interest Entities.
(3)Includes debt outstanding of $8.0 billion and $5.4 billion at December 31, 2022 and 2021 that was issued by BofA Finance LLC, a consolidated finance subsidiary of Bank of America Corporation, the parent company, and is fully and unconditionally guaranteed by the parent company.

During 2022, the Corporation issued $66.0 billion of long-term debt consisting of $44.2 billion of notes issued by Bank of America Corporation, $10.0 billion of notes issued by Bank of America, N.A. and $11.8 billion of other debt. During 2021, the Corporation issued $76.7 billion of long-term debt consisting of $56.2 billion of notes issued by Bank of America Corporation, $8.0 billion of notes issued by Bank of America, N.A. and $12.5 billion of other debt.
During 2022, the Corporation had total long-term debt maturities and redemptions in the aggregate of $33.3 billion consisting of $19.8 billion for Bank of America Corporation, $9.9 billion for Bank of America, N.A. and $3.6 billion of other debt. During 2021, the Corporation had total long-term debt maturities and redemptions in the aggregate of $46.4 billion consisting of $24.4 billion for Bank of America Corporation, $10.4 billion for Bank of America, N.A. and $11.6 billion of other debt.
Bank of America Corporation and Bank of America, N.A. maintain various U.S. and non-U.S. debt programs to offer both senior and subordinated notes. The notes may be denominated in U.S. dollars or foreign currencies. At December 31, 2022 and 2021, the amount of foreign currency-denominated debt translated into U.S. dollars included in total long-term debt was $46.7 billion and $53.1 billion. Foreign currency contracts may be used to convert certain foreign currency-denominated debt into U.S. dollars.
The weighted-average effective interest rates for total long-term debt (excluding senior structured notes), total fixed-rate debt and total floating-rate debt were 3.27 percent, 3.23 percent and 4.14 percent, respectively, at December 31, 2022, and 2.83 percent, 3.08 percent and 0.75 percent, respectively, at December 31, 2021. The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings caused by interest rate volatility. The

Bank of America 132

Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not have a significantly adverse effect on earnings and capital. The weighted-average rates are the contractual interest rates on the debt and do not reflect the impacts of derivative transactions.
The table below shows the carrying value for aggregate annual contractual maturities of long-term debt as of December 31, 2022. Included in the table are certain structured notes issued by the Corporation that contain provisions whereby the borrowings are redeemable at the option of the holder (put options) at specified dates prior to maturity. Other structured notes have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, and the maturity may be accelerated based on the value of a referenced index or security. In both cases, the Corporation or a subsidiary may be required to settle the obligation for cash or other securities prior to the contractual maturity date. These borrowings are reflected in the table as maturing at their contractual maturity date.

Long-term Debt by Maturity

(Dollars in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Bank of America Corporation
Senior notes	$8,029	$22,570	$24,730	$23,972	$16,055	$110,542	$205,898
Senior structured notes	767	456	558	946	641	8,240	11,608
Subordinated notes	—	3,205	5,132	4,908	2,155	10,242	25,642
Junior subordinated notes	—	—	—	—	188	556	744
Total Bank of America Corporation	8,796	26,231	30,420	29,826	19,039	129,580	243,892
Bank of America, N.A.
Senior notes	—	2,600	—	—	—	—	2,600
Subordinated notes	—	—	—	—	—	1,485	1,485
Advances from Federal Home Loan Banks	600	—	15	9	4	53	681
Securitizations and other Bank VIEs (1)	1,000	1,000	2,248	—	—	52	4,300
Other	642	89	71	45	63	(2)	908
Total Bank of America, N.A.	2,242	3,689	2,334	54	67	1,588	9,974
Other debt
Structured Liabilities	5,253	2,426	2,482	1,474	2,001	8,199	21,835
Nonbank VIEs (1)	—	—	—	—	—	281	281
Other	—	—	—	—	—	—	—
Total other debt	5,253	2,426	2,482	1,474	2,001	8,480	22,116
Total long-term debt	$16,291	$32,346	$35,236	$31,354	$21,107	$139,648	$275,982
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
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.4 billion and $10.7 billion at December 31, 2022 and 2021. The carrying value of the Corporation’s credit extension commitments at December 31, 2022 and 2021, excluding commitments accounted for under the fair value option, was $1.6 billion and $1.5 billion, which predominantly related to the reserve for unfunded lending commitments. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The following table includes the notional amount of commitments of $3.0 billion and $4.8 billion at December 31, 2022 and 2021 that are accounted for under the fair value option. However, the table excludes the cumulative net fair value for these commitments of $110 million and $97 million at December 31, 2022 and 2021, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 21 – Fair Value Option.

133 Bank of America

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	December 31, 2022
Notional amount of credit extension commitments
Loan commitments (1)	$113,962	$162,890	$221,374	$13,667	$511,893
Home equity lines of credit	1,479	7,230	11,578	22,154	42,441
Standby letters of credit and financial guarantees (2)	22,565	9,237	2,787	628	35,217
Letters of credit	853	46	52	49	1,000
Other commitments (3)	5	93	71	1,103	1,272
Legally binding commitments	138,864	179,496	235,862	37,601	591,823
Credit card lines (4)	419,144	—	—	—	419,144
Total credit extension commitments	$558,008	$179,496	$235,862	$37,601	$1,010,967

	December 31, 2021
Notional amount of credit extension commitments
Loan commitments (1)	$102,464	$190,687	$174,978	$26,635	$494,764
Home equity lines of credit	890	5,097	10,268	24,276	40,531
Standby letters of credit and financial guarantees (2)	22,359	10,742	2,017	422	35,540
Letters of credit	1,145	124	56	98	1,423
Other commitments (3)	18	59	81	1,233	1,391
Legally binding commitments	126,876	206,709	187,400	52,664	573,649
Credit card lines (4)	406,169	—	—	—	406,169
Total credit extension commitments	$533,045	$206,709	$187,400	$52,664	$979,818
(1)     At December 31, 2022 and 2021, $2.6 billion and $4.6 billion of these loan commitments were held in the form of a security.
(2) The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $25.1 billion and $9.5 billion at December 31, 2022, and $26.3 billion and $8.7 billion at December 31, 2021. Amounts in the table include consumer SBLCs of $575 million and $512 million at December 31, 2022 and 2021.
(3)     Primarily includes second-loss positions on lease-end residual value guarantees.
(4)     Includes business card unused lines of credit.
Other Commitments
At December 31, 2022 and 2021, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $636 million and $181 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans of $294 million and $518 million, which upon settlement will be included in trading account assets.
At December 31, 2022 and 2021, the Corporation had commitments to purchase commodities, primarily liquefied natural gas, of $0 and $949 million, which upon settlement will be included in trading account assets.
At both December 31, 2022 and 2021, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $92.0 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $57.8 billion and $32.6 billion as of both period ends. These commitments generally expire within the next 12 months.
At December 31, 2022 and 2021, the Corporation had a commitment to originate or purchase up to $3.7 billion and $4.0 billion on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2026 and can be terminated with 12 months prior notice.
At December 31, 2022 and 2021, the Corporation had unfunded equity investment commitments of $571 million and $395 million.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At December 31, 2022 and 2021, the notional amount of these guarantees totaled $4.3 billion and $6.3 billion. At December 31, 2022 and 2021, the Corporation’s maximum exposure related to these guarantees totaled $632 million and $928 million, with estimated maturity dates between 2033 and 2039.
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
Merchant Services
The Corporation in its role as merchant acquirer or as a sponsor of other merchant acquirers may be held liable for any reversed charges that cannot be collected from the merchants, due to, among other things, merchant fraud or insolvency. If charges are properly reversed after a purchase and cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The ability to reverse a charge is primarily governed by the applicable

Bank of America 134

payment network rules and regulations, which include, but are not limited to, the type of charge, type of payment used and time limits. The total amount of transactions subject to reversal under payment network rules and regulations processed for the preceding six-month period, which was approximately $501 billion, is an estimate of the Corporation’s maximum potential exposure as of December 31, 2022. The Corporation’s risk in this area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The Corporation’s reserves for contingent losses and the losses incurred related to the merchant processing activity were not significant.
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
Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $59.6 billion and $42.0 billion at December 31, 2022 and 2021.
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
The notional amount of unresolved repurchase claims at December 31, 2022 and 2021 was $5.5 billion and $8.4 billion. These balances included $2.2 billion and $2.8 billion at December 31, 2022 and 2021 of claims related to loans in specific private-label securitization groups or tranches where the Corporation owns substantially all of the outstanding securities or will otherwise realize the benefit of any repurchase claims paid.
During 2022, the Corporation received $82 million in new repurchase claims that were not time-barred. During 2022, $3.0 billion in claims were resolved.
Reserve and Related Provision
The reserve for representations and warranties obligations and corporate guarantees was $612 million and $1.2 billion at December 31, 2022 and 2021 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet, and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate

135 Bank of America

of probable incurred losses, is based on its experience in previous negotiations, and is subject to judgment, a variety of assumptions, and known or unknown uncertainties. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity. See Litigation and Regulatory Matters below for the Corporation's combined range of possible loss in excess of the reserve for representations and warranties and the accrued liability for litigation.
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
As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters below, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation and regulatory investigation-related expense of $1.2 billion and $164 million was recognized in 2022 and 2021.
For any matter disclosed in this Note for which a loss in future periods is reasonably possible and estimable (whether in excess of an accrued liability or where there is no accrued liability) and for representations and warranties exposures, the Corporation’s estimated range of possible loss is $0 to $0.8 billion in excess of the accrued liability, if any, as of December 31, 2022.
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
Deposit Insurance Assessment
On January 9, 2017, the Federal Deposit Insurance Corporation (FDIC) filed suit against BANA in the U.S. District Court for the District of Columbia (“District Court”) alleging failure to pay a December 15, 2016 invoice for additional deposit insurance assessments and interest in the amount of $542 million for the quarters ending June 30, 2013 through December 31, 2014.
On April 7, 2017, the FDIC amended its complaint to add a claim for additional deposit insurance and interest in the amount of $583 million for the quarters ending March 31, 2012 through March 31, 2013. The FDIC asserts these claims based on BANA’s alleged underreporting of counterparty exposures that resulted in underpayment of assessments for those quarters, and its Enforcement Section is also conducting a parallel investigation related to the same alleged reporting error. BANA disagrees with the FDIC’s interpretation of the regulations as they existed during the relevant time period and is defending itself against the FDIC’s claims. Pending final resolution, BANA has pledged security satisfactory to the FDIC related to the disputed additional assessment amounts. On March 27, 2018, the District Court denied BANA’s partial motion to dismiss certain of the FDIC’s claims. On January 24, 2023, the magistrate judge assigned to the matter by the District Court judge held oral argument on the parties’ motions for summary judgment and took the motions under advisement.
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

Bank of America 136

NOTE 13 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 1, 2023	March 3, 2023	March 31, 2023	$0.22
October 19, 2022	December 2, 2022	December 30, 2022	0.22
July 20, 2022	September 2, 2022	September 30, 2022	0.22
April 27, 2022	June 3, 2022	June 24, 2022	0.21
February 2, 2022	March 4, 2022	March 25, 2022	0.21
(1) In 2022, and through February 22, 2023.
The cash dividends paid per share of common stock were $0.86 $0.78 and $0.72 for 2022, 2021 and 2020, respectively.
The table below summarizes common stock repurchases during 2022, 2021 and 2020.

Common Stock Repurchase Summary

(in millions)	2022	2021	2020
Total share repurchases, including CCAR capital plan repurchases	126	615	227

Purchase price of shares repurchased and retired (1)	$5,073	$25,126	$7,025
(1) Consists of repurchases pursuant to the Corporation’s CCAR capital plans.
During 2022, in connection with employee stock plans, the Corporation issued 73 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 28 million shares of its common stock. At December 31, 2022, the Corporation had reserved 491 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
Preferred Stock
The cash dividends declared on preferred stock were $1.6 billion in 2022 and $1.4 billion in both 2021 and 2020.
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
Through a cash tender offer announced and completed in the fourth quarter of 2022, the Corporation partially repurchased Series E, Series FF, Series HH, Series JJ, Series KK, Series LL, Series MM, Series NN, Series PP, Series QQ, Series RR, Series SS, Series 1 and Series 5 preferred stock with a total carrying value of $737 million for $654 million in cash, with $83 million recognized in additional paid-in capital as a preferred stock benefit.
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

137 Bank of America

The table below presents a summary of perpetual preferred stock outstanding at December 31, 2022.

Preferred Stock Summary

(Dollars in millions, except as noted)
Series	Description	Initial Issuance Date	Total Shares Outstanding	Liquidation Preference per Share (in dollars)	Carrying Value	Per Annum Dividend Rate	Dividend per Share (in dollars)(1)	Annual Dividend	Redemption Period (2)
Series B	7.000% Cumulative Redeemable	June 1997	7,076	$100	$1	7.00%	$7	$—	n/a
Series E (3)	Floating Rate Non-Cumulative	November 2006	12,317	25,000	308	3-mo. LIBOR + 35 bps (4)	1.01	13	On or after November 15, 2011
Series F	Floating Rate Non-Cumulative	March 2012	1,409	100,000	141	3-mo. LIBOR + 40 bps (4)	4,055.56	6	On or after March 15, 2012
Series G	Adjustable Rate Non-Cumulative	March 2012	4,925	100,000	492	3-mo. LIBOR + 40 bps (4)	4,055.56	20	On or after March 15, 2012
Series L	7.25% Non-Cumulative Perpetual Convertible	January 2008	3,080,182	1,000	3,080	7.25%	72.50	223	n/a
Series U (5)	Fixed-to-Floating Rate Non-Cumulative	May 2013	40,000	25,000	1,000	5.2% to, but excluding, 6/1/23; 3-mo. LIBOR +313.5 bps thereafter	52.00	52	On or after June 1, 2023
Series X (5)	Fixed-to-Floating Rate Non-Cumulative	September 2014	80,000	25,000	2,000	6.250% to, but excluding, 9/5/24; 3-mo. LIBOR +370.5 bps thereafter	62.50	125	On or after September 5, 2024
Series Z (5)	Fixed-to-Floating Rate Non-Cumulative	October 2014	56,000	25,000	1,400	6.500% to, but excluding, 10/23/24; 3-mo. LIBOR +417.4 bps thereafter	65.00	91	On or after October 23, 2024
Series AA (5)	Fixed-to-Floating Rate Non-Cumulative	March 2015	76,000	25,000	1,900	6.100% to, but excluding, 3/17/25; 3-mo. LIBOR +389.8 bps thereafter	61.00	116	On or after March 17, 2025
Series DD (5)	Fixed-to-Floating Rate Non-Cumulative	March 2016	40,000	25,000	1,000	6.300% to, but excluding, 3/10/26; 3-mo. LIBOR +455.3 bps thereafter	63.00	63	On or after March 10, 2026
Series FF (5)	Fixed-to-Floating Rate Non-Cumulative	March 2018	90,834	25,000	2,271	5.875% to, but excluding, 3/15/28; 3-mo. LIBOR +293.1 bps thereafter	58.75	139	On or after March 15, 2028
Series GG (3)	6.000% Non-Cumulative	May 2018	54,000	25,000	1,350	6.000%	1.50	81	On or after May 16, 2023
Series HH (3)	5.875% Non-Cumulative	July 2018	34,049	25,000	851	5.875%	1.47	50	On or after July 24, 2023
Series JJ (5)	Fixed-to-Floating Rate Non-Cumulative	June 2019	34,171	25,000	854	5.125% to, but excluding, 6/20/24; 3-mo. LIBOR +329.2 bps thereafter	51.25	51	On or after June 20, 2024
Series KK (3)	5.375% Non-Cumulative	June 2019	55,273	25,000	1,382	5.375%	1.34	75	On or after June 25, 2024
Series LL (3)	5.000% Non-Cumulative	September 2019	52,045	25,000	1,301	5.000%	1.25	66	On or after September 17, 2024
Series MM (5)	Fixed-to-Floating Rate Non-Cumulative	January 2020	30,753	25,000	769	4.300%	43.00	46	On or after January 28, 2025
Series NN (3)	4.375% Non-Cumulative	October 2020	42,993	25,000	1,075	4.375%	1.09	48	On or after November 3, 2025
Series PP (3)	4.125% Non-Cumulative	January 2021	36,500	25,000	912	4.125%	1.03	38	On or after February 2, 2026
Series QQ (3)	4.250% Non-Cumulative	October 2021	51,879	25,000	1,297	4.250%	1.12	58	On or after November 17, 2026
Series RR (6)	4.375% Fixed-Rate Reset Non-Cumulative	January 2022	66,738	25,000	1,668	4.375% to, but excluding, 1/27/27; 5-yr U.S. Treasury Rate +276 bps thereafter	43.99	77	On or after January 27, 2027
Series SS (3)	4.750% Non-Cumulative	January 2022	27,463	25,000	687	4.750%	0.95	27	On or after February 17, 2027
Series TT (6)	6.125% Fixed-Rate Reset Non-Cumulative	April 2022	80,000	25,000	2,000	6.125% to, but excluding, 4/27/27; 5-yr U.S. Treasury Rate +323.1 bps thereafter	46.79	94	On or after April 27, 2027
Series 1 (7)	Floating Rate Non-Cumulative	November 2004	3,186	30,000	96	3-mo. LIBOR + 75 bps (8)	0.80	3	On or after November 28, 2009
Series 2 (7)	Floating Rate Non-Cumulative	March 2005	9,967	30,000	299	3-mo. LIBOR + 65 bps (8)	0.80	10	On or after November 28, 2009
Series 4 (7)	Floating Rate Non-Cumulative	November 2005	7,010	30,000	210	3-mo. LIBOR + 75 bps (4)	1.01	9	On or after November 28, 2010
Series 5 (7)	Floating Rate Non-Cumulative	March 2007	13,331	30,000	400	3-mo. LIBOR + 50 bps (4)	1.01	17	On or after May 21, 2012
Issuance costs and certain adjustments					(347)
Total			4,088,101		$28,397
(1)For all series of preferred stock other than Series B, Series F, Series G and Series L, “Dividend per Share” means the amount of dividends per depositary share of such series.
(2)The Corporation may redeem series of preferred stock on or after the redemption date, in whole or in part, at its option, at the liquidation preference plus declared and unpaid dividends. Series B and Series L Preferred Stock do not have early redemption/call rights.
(3)Ownership is held in the form of depositary shares, each representing a 1/1,000th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.
(4)Subject to 4.00% minimum rate per annum.
(5)Ownership is held in the form of depositary shares, each representing a 1/25th interest in a share of preferred stock, paying a semi-annual cash dividend, if and when declared, until the first redemption date at which time, it adjusts to a quarterly cash dividend, if and when declared, thereafter.
(6)Ownership is held in the form of depositary shares, each representing a 1/25th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.
(7)Ownership is held in the form of depositary shares, each representing a 1/1,200th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.
(8)Subject to 3.00% minimum rate per annum.
n/a = not applicable

Bank of America 138

NOTE 14 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for 2022, 2021 and 2020.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2019	$323	$(1,494)	$(400)	$(4,168)	$(894)	$(6,633)
Net change	4,799	(498)	826	(98)	(52)	4,977
Balance, December 31, 2020	$5,122	$(1,992)	$426	$(4,266)	$(946)	$(1,656)
Net change	(2,077)	356	(2,306)	624	(45)	(3,448)
Balance, December 31, 2021	$3,045	$(1,636)	$(1,880)	$(3,642)	$(991)	$(5,104)
Net change	(6,028)	755	(10,055)	(667)	(57)	(16,052)
Balance, December 31, 2022	$(2,983)	$(881)	$(11,935)	$(4,309)	$(1,048)	$(21,156)
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for 2022, 2021 and 2020.

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
(Dollars in millions)	2022			2021			2020
Debt securities:
Net increase (decrease) in fair value	$(7,995)	$1,991	$(6,004)	$(2,749)	$689	$(2,060)	$6,819	$(1,712)	$5,107
Net realized (gains) losses reclassified into earnings (1)	(32)	8	(24)	(22)	5	(17)	(411)	103	(308)
Net change	(8,027)	1,999	(6,028)	(2,771)	694	(2,077)	6,408	(1,609)	4,799
Debit valuation adjustments:
Net increase (decrease) in fair value	980	(237)	743	449	(103)	346	(669)	156	(513)
Net realized (gains) losses reclassified into earnings (1)	16	(4)	12	13	(3)	10	19	(4)	15
Net change	996	(241)	755	462	(106)	356	(650)	152	(498)
Derivatives:
Net increase (decrease) in fair value	(13,711)	3,430	(10,281)	(2,849)	703	(2,146)	1,098	(268)	830
Reclassifications into earnings:
Net interest income	332	(84)	248	(166)	48	(118)	6	(1)	5
Compensation and benefits expense	(29)	7	(22)	(55)	13	(42)	(12)	3	(9)
Net realized (gains) losses reclassified into earnings	303	(77)	226	(221)	61	(160)	(6)	2	(4)
Net change	(13,408)	3,353	(10,055)	(3,070)	764	(2,306)	1,092	(266)	826
Employee benefit plans:
Net increase (decrease) in fair value	(1,103)	276	(827)	463	(72)	391	(381)	80	(301)
Net actuarial losses and other reclassified into earnings (2)	198	(49)	149	295	(67)	228	261	(63)	198
Settlements, curtailments and other	11	—	11	5	—	5	5	—	5
Net change	(894)	227	(667)	763	(139)	624	(115)	17	(98)
Foreign currency:
Net increase (decrease) in fair value	332	(390)	(58)	296	(341)	(45)	(251)	199	(52)
Net realized (gains) losses reclassified into earnings (1)	—	1	1	(5)	5	—	(1)	1	—
Net change	332	(389)	(57)	291	(336)	(45)	(252)	200	(52)
Total other comprehensive income (loss)	$(21,001)	$4,949	$(16,052)	$(4,325)	$877	$(3,448)	$6,483	$(1,506)	$4,977
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.
NOTE 15 Earnings Per Common Share
The calculation of EPS and diluted EPS for 2022, 2021 and 2020 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles.

(In millions, except per share information)	2022	2021	2020
Earnings per common share
Net income	$27,528	$31,978	$17,894
Preferred stock dividends and other	(1,513)	(1,421)	(1,421)
Net income applicable to common shareholders	$26,015	$30,557	$16,473
Average common shares issued and outstanding	8,113.7	8,493.3	8,753.2
Earnings per common share	$3.21	$3.60	$1.88

Diluted earnings per common share
Net income applicable to common shareholders	$26,015	$30,557	$16,473
Average common shares issued and outstanding	8,113.7	8,493.3	8,753.2
Dilutive potential common shares (1)	53.8	65.1	43.7
Total diluted average common shares issued and outstanding	8,167.5	8,558.4	8,796.9
Diluted earnings per common share	$3.19	$3.57	$1.87
(1)Includes incremental dilutive shares from preferred stock, restricted stock units, restricted stock and warrants.

139 Bank of America

For 2022, 2021 and 2020, 62 average dilutive potential common shares associated with the Series L preferred stock were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method.
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
The table below presents capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2022 and 2021 for the Corporation and BANA.

Regulatory Capital under Basel 3

	Bank of America Corporation			Bank of America, N.A.
	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (3)
(Dollars in millions, except as noted)	December 31, 2022
Risk-based capital metrics:
Common equity tier 1 capital	$180,060	$180,060		$181,089	$181,089
Tier 1 capital	208,446	208,446		181,089	181,089
Total capital (4)	238,773	230,916		194,254	186,648
Risk-weighted assets (in billions)	1,605	1,411		1,386	1,087
Common equity tier 1 capital ratio	11.2%	12.8%	10.4%	13.1%	16.7%	7.0%
Tier 1 capital ratio	13.0	14.8	11.9	13.1	16.7	8.5
Total capital ratio	14.9	16.4	13.9	14.0	17.2	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$2,997	$2,997		$2,358	$2,358
Tier 1 leverage ratio	7.0%	7.0%	4.0	7.7%	7.7%	5.0

Supplementary leverage exposure (in billions)		$3,523			$2,785
Supplementary leverage ratio		5.9%	5.0		6.5%	6.0

	December 31, 2021
Risk-based capital metrics:
Common equity tier 1 capital	$171,759	$171,759		$182,526	$182,526
Tier 1 capital	196,465	196,465		182,526	182,526
Total capital (4)	227,592	220,616		194,773	188,091
Risk-weighted assets (in billions)	1,618	1,399		1,352	1,048
Common equity tier 1 capital ratio	10.6%	12.3%	9.5%	13.5%	17.4%	7.0%
Tier 1 capital ratio	12.1	14.0	11.0	13.5	17.4	8.5
Total capital ratio	14.1	15.8	13.0	14.4	17.9	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$3,087	$3,087		$2,414	$2,414
Tier 1 leverage ratio	6.4%	6.4%	4.0	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$3,604			$2,824
Supplementary leverage ratio		5.5%	5.0		6.5%	6.0
(1)As of December 31, 2022 and 2021, capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the current expected credit losses accounting standard on January 1, 2020.
(2)The capital conservation buffer and global systemically important bank (G-SIB) surcharge were 2.5 percent at both December 31, 2022 and 2021. The Corporation’s stress capital buffer applied in place of the capital conservation buffer under the Standardized approach was 3.4 percent at December 31, 2022 and 2.5 percent at December 31, 2021. The countercyclical capital buffer for both periods was zero. The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, the Corporation’s G-SIB surcharge of 2.5 percent and the Corporation’s capital conservation buffer of 2.5 percent or the SCB, as applicable, of 3.4 percent at December 31, 2022 and 2.5 percent at December 31, 2021. The SLR regulatory minimum includes a leverage buffer of 2.0 percent.
(3)Risk-based capital regulatory minimums at December 31, 2022 and 2021 are the minimum ratios under Basel 3, including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(4)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(5)Reflects total average assets adjusted for certain Tier 1 capital deductions.

Bank of America 140

The capital adequacy rules issued by the U.S. banking regulators require institutions to meet the established minimums outlined in the table above. Failure to meet the minimum requirements can lead to certain mandatory and discretionary actions by regulators that could have a material adverse impact on the Corporation’s financial position. At December 31, 2022 and 2021, the Corporation and its banking entity affiliates were well capitalized.
Other Regulatory Matters
At December 31, 2022 and 2021, the Corporation had cash and cash equivalents in the amount of $5.6 billion and $4.0 billion, and securities with a fair value of $16.6 billion and $10.6 billion that were segregated in compliance with securities regulations. Cash and cash equivalents segregated in compliance with securities regulations are a component of restricted cash. For more information, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash. In addition, at December 31, 2022 and 2021, the Corporation had cash deposited with clearing organizations of $20.7 billion and $28.6 billion primarily recorded in other assets on the Consolidated Balance Sheet.
Bank Subsidiary Distributions
The primary sources of funds for cash distributions by the Corporation to its shareholders are capital distributions received from its bank subsidiaries, BANA and Bank of America California, N.A. In 2022, the Corporation received dividends of $22.0 billion from BANA and $250 million from Bank of America California, N.A.
The amount of dividends that a subsidiary bank may declare in a calendar year without OCC approval is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. In 2023, BANA can declare and pay dividends of approximately $16.1 billion to the Corporation plus an additional amount equal to its retained net profits for 2023 up to the date of any such dividend declaration. Bank of America California, N.A. can pay dividends of $173 million in 2023 plus an additional amount equal to its retained net profits for 2023 up to the date of any such dividend declaration.

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
The Corporation has an annuity contract that guarantees the payment of benefits vested under a terminated U.S. pension plan (Other Pension Plan). The Corporation, under a supplemental agreement, may be responsible for or benefit from actual experience and investment performance of the annuity assets. The Corporation made no contribution under this agreement in 2022 or 2021. Contributions may be required in the future under this agreement.
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
The Pension and Postretirement Plans table summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted-average assumptions used to determine benefit obligations for the pension plans and postretirement plans at December 31, 2022 and 2021. The estimate of the Corporation’s PBO associated with these plans considers various actuarial assumptions, including assumptions for mortality rates and discount rates. The discount rate assumptions are derived from a cash flow matching technique that utilizes rates that are based on Aa-rated corporate bonds with cash flows that match estimated benefit payments of each of the plans. The increases in the weighted-average discount rates in 2022 resulted in a decrease to the PBO of $5.3 billion at December 31, 2022. The increases in the weighted-average discount rates in 2021 resulted in a decrease to the PBO of approximately $895 million at December 31, 2021. Significant gains and losses related to changes in the PBO for 2022 and 2021 primarily resulted from changes in the discount rate.

141 Bank of America

Pension and Postretirement Plans (1)

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Fair value, January 1	$22,078	$21,776	$3,031	$3,078	$2,585	$2,789	$117	$143
Actual return on plan assets	(3,896)	1,215	(898)	62	(332)	(55)	2	—
Company contributions (withdrawals)	—	—	30	24	(135)	87	45	38
Plan participant contributions	—	—	1	1	—	—	104	107
Settlements and curtailments	—	—	(51)	(11)	(6)	—	—	—
Benefits paid	(924)	(913)	(62)	(84)	(226)	(236)	(161)	(171)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	—	—
Foreign currency exchange rate changes	n/a	n/a	(323)	(39)	n/a	n/a	n/a	n/a
Fair value, December 31	$17,258	$22,078	$1,728	$3,031	$1,886	$2,585	$107	$117
Change in projected benefit obligation
Projected benefit obligation, January 1	$15,676	$16,427	$3,116	$3,340	$2,753	$3,005	$928	$1,007
Service cost	—	—	29	28	—	—	4	5
Interest cost	438	414	53	45	74	67	25	24
Plan participant contributions	—	—	1	1	—	—	104	107
Plan amendments	—	—	3	—	—	—	—	—
Settlements and curtailments	—	—	(51)	(11)	(6)	—	—	—
Actuarial loss (gain)	(3,610)	(252)	(1,054)	(152)	(486)	(83)	(198)	(44)
Benefits paid	(924)	(913)	(62)	(84)	(226)	(236)	(161)	(171)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	—	—
Foreign currency exchange rate changes	n/a	n/a	(283)	(51)	n/a	n/a	(2)	—
Projected benefit obligation, December 31	$11,580	$15,676	$1,752	$3,116	$2,109	$2,753	$700	$928
Amounts recognized on Consolidated Balance Sheet
Other assets	$5,678	$6,402	$370	$550	$495	$777	$—	$—
Accrued expenses and other liabilities	—	—	(394)	(635)	(718)	(945)	(593)	(811)
Net amount recognized, December 31	$5,678	$6,402	$(24)	$(85)	$(223)	$(168)	$(593)	$(811)
Funded status, December 31
Accumulated benefit obligation	$11,580	$15,676	$1,694	$3,031	$2,109	$2,753	n/a	n/a
Overfunded (unfunded) status of ABO	5,678	6,402	34	—	(223)	(168)	n/a	n/a
Provision for future salaries	—	—	58	85	—	—	n/a	n/a
Projected benefit obligation	11,580	15,676	1,752	3,116	2,109	2,753	$700	$928
Weighted-average assumptions, December 31
Discount rate	5.54%	2.86%	4.59%	1.85%	5.58%	2.80%	5.56%	2.85%
Rate of compensation increase	n/a	n/a	4.25	4.46	4.00	4.00	n/a	n/a
Interest-crediting rate	5.36%	4.83%	2.03	1.90	4.69	4.22	n/a	n/a
(1)The measurement date for all of the above plans was December 31 of each year reported.
n/a = not applicable
The Corporation’s estimate of its contributions to be made to the Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans in 2023 is $26 million, $89 million and $22 million, respectively. The Corporation does not expect to make a contribution to the Qualified Pension Plan in 2023. It is the policy of the Corporation to fund no less than the minimum funding amount required by the Employee Retirement Income Security Act of 1974 (ERISA).
Pension Plans with ABO and PBO in excess of plan assets as of December 31, 2022 and 2021 are presented in the table below. For these plans, funding strategies vary due to legal requirements and local practices.

Plans with ABO and PBO in Excess of Plan Assets

	Non-U.S. Pension Plans		Nonqualified and Other Pension Plans
(Dollars in millions)	2022	2021	2022	2021
PBO	$458	$841	$719	$945
ABO	416	780	719	945
Fair value of plan assets	71	207	1	1

Bank of America 142

Components of Net Periodic Benefit Cost

	Qualified Pension Plan			Non-U.S. Pension Plans
(Dollars in millions)	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost (income)
Service cost	$—	$—	$—	$29	$28	$20
Interest cost	438	414	500	53	45	49
Expected return on plan assets	(1,204)	(1,173)	(1,154)	(59)	(70)	(66)
Amortization of actuarial loss (gain) and prior service cost	140	193	173	14	19	9
Other	—	—	—	10	5	8
Net periodic benefit cost (income)	$(626)	$(566)	$(481)	$47	$27	$20
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	2.86%	2.57%	3.32%	1.85%	1.35%	1.81%
Expected return on plan assets	5.75	5.75	6.00	2.17	2.30	2.57
Rate of compensation increase	n/a	n/a	n/a	4.46	4.11	4.10

	Nonqualified and Other Pension Plans			Postretirement Health and Life Plans
(Dollars in millions)	2022	2021	2020	2022	2021	2020
Components of net periodic benefit cost (income)
Service cost	$—	$—	$1	$4	$5	$5
Interest cost	74	67	90	25	24	32
Expected return on plan assets	(59)	(49)	(71)	(2)	(3)	(4)
Amortization of actuarial loss (gain) and prior service cost	54	63	50	(9)	20	29
Other	1	—	—	—	—	(2)
Net periodic benefit cost (income)	$70	$81	$70	$18	$46	$60
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	2.80%	2.33%	3.20%	2.85%	2.48%	3.27%
Expected return on plan assets	2.38	1.88	2.77	2.00	2.00	2.00
Rate of compensation increase	4.00	4.00	4.00	n/a	n/a	n/a
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
Assumed health care cost trend rates affect the postretirement benefit obligation and benefit cost reported for the Postretirement Health and Life Plans. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the Postretirement Health and Life Plans is 6.50 percent for 2023, reducing in steps to 5.00 percent in 2028 and later years.
The Corporation’s net periodic benefit cost (income) recognized for the plans is sensitive to the discount rate and expected return on plan assets. For the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans, a 25 bp decline in discount rates and expected return on assets would not have had a significant impact on the net periodic benefit cost for 2022.

Pretax Amounts included in Accumulated OCI and OCI

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans		Total
(Dollars in millions)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Net actuarial loss (gain)	$4,775	$3,425	$312	$456	$796	$945	$(187)	$4	$5,696	$4,830
Prior service cost (credits)	—	—	43	17	—	—	(1)	(3)	42	14
Amounts recognized in accumulated OCI	$4,775	$3,425	$355	$473	$796	$945	$(188)	$1	$5,738	$4,844

Current year actuarial loss (gain)	$1,490	$(294)	$(107)	$(154)	$(95)	$21	$(198)	$(41)	$1,090	$(468)
Amortization of actuarial gain (loss) and prior service cost	(140)	(193)	(14)	(19)	(54)	(63)	9	(20)	(199)	(295)
Current year prior service cost (credit)	—	—	3	—	—	—	—	—	3	—
Amounts recognized in OCI	$1,350	$(487)	$(118)	$(173)	$(149)	$(42)	$(189)	$(61)	$894	$(763)

143 Bank of America

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
The assets of the Non-U.S. Pension Plans are primarily attributable to a U.K. pension plan. This U.K. pension plan’s assets are invested prudently so that the benefits promised to members are provided with consideration given to the nature and the duration of the plans’ liabilities. The selected asset allocation strategy is designed to achieve a higher return than the lowest risk strategy.
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
The target allocations for 2023 by asset category for the Qualified Pension Plan, Non-U.S. Pension Plans, and Nonqualified and Other Pension Plans are presented in the table below. Equity securities for the Qualified Pension Plan include common stock of the Corporation in the amounts of $296 million (1.72 percent of total plan assets) and $398 million (1.80 percent of total plan assets) at December 31, 2022 and 2021.

2023 Target Allocation

Percentage
Asset Category	Qualified Pension Plan	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans
Equity securities	15 - 50%	0 - 20%	0 - 5%
Debt securities	45 - 80%	40 - 75%	95 - 100%
Real estate	0 - 10%	0 - 15%	0 - 5%
Other	0 - 5%	10 - 40%	0 - 5%
Fair Value Measurements
For more information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by the Corporation, see Note 1 – Summary of Significant Accounting Principles and Note 20 – Fair Value Measurements. Combined plan investment assets measured at fair value by level and in total at December 31, 2022 and 2021 are summarized in the Fair Value Measurements table.

Bank of America 144

Fair Value Measurements

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(Dollars in millions)	December 31, 2022				December 31, 2021
Money market and interest-bearing cash	$1,329	$—	$—	$1,329	$1,339	$—	$—	$1,339
U.S. government and government agency obligations	3,313	704	5	4,022	4,948	934	6	5,888
Corporate debt	—	3,587	—	3,587	—	4,900	—	4,900
Non-U.S. debt securities	327	933	—	1,260	925	1,165	—	2,090
Asset-backed securities	—	1,273	—	1,273	—	1,485	—	1,485
Mutual and exchange-traded funds	1,247	—	—	1,247	1,395	—	—	1,395
Collective investment funds	—	1,988	—	1,988	—	3,419	—	3,419
Common and preferred stocks	3,901	—	—	3,901	4,826	—	—	4,826
Real estate investment trusts	76	—	—	76	87	—	—	87
Participant loans	—	—	6	6	—	—	7	7
Other investments (1)	1	23	410	434	1	29	630	660
Total plan investment assets, at fair value (2)	$10,194	$8,508	$421	$19,123	$13,521	$11,932	$643	$26,096
(1)Other investments includes insurance annuity contracts of $390 million and $612 million and other various investments of $44 million and $48 million at December 31, 2022 and 2021.
(2)At December 31, 2022 and 2021, excludes $1.9 billion and $1.7 billion of certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and are not required to be classified in the fair value hierarchy.
The Level 3 Fair Value Measurements table presents a reconciliation of all plan investment assets measured at fair value using significant unobservable inputs (Level 3) during 2022, 2021 and 2020.

Level 3 Fair Value Measurements

	Balance January 1	Actual Return on Plan Assets Still Held at the Reporting Date	Purchases, Sales and Settlements	Balance December 31
(Dollars in millions)	2022
U.S. government and government agency obligations	$6	$—	$(1)	$5
Participant Loans	7	—	(1)	6
Other investments	630	(8)	(212)	410
Total	$643	$(8)	$(214)	$421

	2021
U.S. government and government agency obligations	$7	$—	$(1)	$6
Participant Loans	7	—	—	7
Other investments	684	(5)	(49)	630
Total	$698	$(5)	$(50)	$643

	2020
U.S. government and government agency obligations	$8	$—	$(1)	$7
Participant loans	8	—	(1)	7
Other investments	628	6	50	684
Total	$644	$6	$48	$698
Projected Benefit Payments
Benefit payments projected to be made from the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans are presented in the table below.

Projected Benefit Payments

(Dollars in millions)	Qualified Pension Plan (1)	Non-U.S. Pension Plans (2)	Nonqualified and Other Pension Plans (2)	Postretirement Health and Life Plans (3)
2023	$892	$114	$235	$73
2024	927	108	232	70
2025	918	116	223	67
2026	921	117	215	64
2027	908	114	209	61
2028 - 2032	4,289	580	884	263
(1)Benefit payments expected to be made from the plan’s assets.
(2)Benefit payments expected to be made from a combination of the plans’ and the Corporation’s assets.
(3)Benefit payments (net of retiree contributions) expected to be made from a combination of the plans’ and the Corporation’s assets.

145 Bank of America

Defined Contribution Plans
The Corporation maintains qualified and non-qualified defined contribution retirement plans. The Corporation recorded expense of $1.2 billion in 2022, 2021 and 2020 related to the qualified defined contribution plans. At December 31, 2022 and 2021, 179 million and 173 million shares of the Corporation’s common stock were held by these plans. Payments to the plans for dividends on common stock were $153 million, $139 million and $138 million in 2022, 2021 and 2020, respectively.
Certain non-U.S. employees are covered under defined contribution pension plans that are separately administered in accordance with local laws.
NOTE 18 Stock-based Compensation Plans
The Corporation administers a number of equity compensation plans, with awards being granted predominantly from the Bank of America Corporation Equity Plan (BACEP). Under this plan, 715 million shares of the Corporation’s common stock are authorized to be used for grants of awards.
During 2022 and 2021, the Corporation granted 102 million and 99 million RSU awards to certain employees under the BACEP. These RSUs were authorized to settle predominantly in shares of common stock of the Corporation. Certain RSUs will be settled in cash or contain settlement provisions that subject these awards to variable accounting whereby compensation expense is adjusted to fair value based on changes in the share price of the Corporation’s common stock up to the settlement date. The RSUs granted in 2022 will generally vest over four years. Of the RSUs granted in 2021, 81 million will generally vest over four years and 18 million will vest over three years. The four-year awards vest primarily in one-fourth increments on each of the first four anniversaries of the grant date while the three-year awards vest primarily in one-third increments on each of the first three anniversaries of the grant date, provided that the employee remains continuously employed with the Corporation during that time, and will be expensed ratably over the vesting period, net of estimated forfeitures, for non-retirement eligible employees based on the grant-date fair value of the shares. Of the RSUs granted in 2022 and 2021 that vest over four years, 39 million and 27 million do not include retirement eligibility. For all other RSUs granted to employees who are retirement eligible, they are deemed authorized as of the beginning of the year preceding the grant date when the incentive award plans are generally approved. As a result, the estimated value is expensed ratably over the year preceding the grant date. The compensation cost for the stock-based plans was $2.9 billion, $3.0 billion and $2.1 billion, and the related income tax benefit was $697 million, $723 million and $505 million for 2022, 2021 and 2020, respectively. At December 31, 2022, there was an estimated $3.6 billion of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized over a period of up to four years, with a weighted-average period of 2.7 years.
Restricted Stock and Restricted Stock Units
The total fair value of restricted stock and restricted stock units vested in 2022, 2021 and 2020 was $3.4 billion, $2.3 billion and $2.3 billion, respectively. The table below presents the status at December 31, 2022 of the share-settled restricted stock and restricted stock units and changes during 2022.

Stock-settled Restricted Stock and Restricted Stock Units

	Shares/Units	Weighted- average Grant Date Fair Value
Outstanding at January 1, 2022	185,050,842	$31.54
Granted	100,108,395	46.10
Vested	(73,288,792)	30.85
Canceled	(9,310,647)	39.80
Outstanding at December 31, 2022	202,559,798	38.60
NOTE 19 Income Taxes
The components of income tax expense for 2022, 2021 and 2020 are presented in the table below.

Income Tax Expense

(Dollars in millions)	2022	2021	2020
Current income tax expense
U.S. federal	$1,157	$1,076	$1,092
U.S. state and local	389	775	1,076
Non-U.S.	1,156	985	670
Total current expense	2,702	2,836	2,838
Deferred income tax expense
U.S. federal	110	962	(799)
U.S. state and local	254	491	(233)
Non-U.S.	375	(2,291)	(705)
Total deferred expense	739	(838)	(1,737)
Total income tax expense	$3,441	$1,998	$1,101
Total income tax expense does not reflect the tax effects of items that are included in OCI each period. For more information, see Note 14 – Accumulated Other Comprehensive Income (Loss). Other tax effects included in OCI each period resulted in a benefit of $4.9 billion and $877 million in 2022 and 2021 and an expense of $1.5 billion in 2020.
Income tax expense for 2022, 2021 and 2020 varied from the amount computed by applying the statutory income tax rate to income before income taxes. The Corporation’s federal statutory tax rate was 21 percent for 2022, 2021 and 2020. A reconciliation of the expected U.S. federal income tax expense, calculated by applying the federal statutory tax rate, to the Corporation’s actual income tax expense, and the effective tax rates for 2022, 2021 and 2020 are presented in the following table.

Bank of America 146

Reconciliation of Income Tax Expense

	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in millions)	2022		2021		2020
Expected U.S. federal income tax expense	$6,504	21.0%	$7,135	21.0%	$3,989	21.0%
Increase (decrease) in taxes resulting from:
State tax expense, net of federal benefit	756	2.4	1,087	3.2	728	3.8
Affordable housing/energy/other credits	(3,698)	(11.9)	(3,795)	(11.2)	(2,869)	(15.1)
Tax-exempt income, including dividends	(273)	(0.9)	(352)	(1.0)	(346)	(1.8)
Changes in prior-period UTBs, including interest	(273)	(0.9)	(155)	(0.5)	(41)	(0.2)
Rate differential on non-U.S. earnings	368	1.2	45	0.1	218	1.1
Nondeductible expenses	352	1.1	206	0.6	324	1.7
Tax law changes	186	0.6	(2,050)	(6.0)	(699)	(3.7)
Other	(481)	(1.5)	(123)	(0.3)	(203)	(1.0)
Total income tax expense	$3,441	11.1%	$1,998	5.9%	$1,101	5.8%
Tax Law changes reflect the impact of the 2022, 2021 and 2020 U.K. enacted corporate income tax rate changes, which resulted in a negative tax adjustment of approximately $186 million in 2022 and positive income tax adjustments of approximately $2.0 billion and $700 million in 2021 and 2020, with corresponding adjustments of U.K. net deferred tax assets. The U.K. net deferred tax assets are primarily net operating losses (NOLs), incurred by the Corporation’s U.K. broker-dealer entity in historical periods, which do not expire under U.K. tax law and are assessed regularly for impairment. If further U.K. tax law changes are enacted, a corresponding income tax adjustment will be made based on the amount of available net deferred tax assets and applicable tax rate changes.
Tax credits originate from ESG investments in affordable housing and renewable energy partnerships and similar entities. Significant increases in the tax credits recognized over the last three annual periods have been primarily driven by the Corporation’s continued growth in the volume of investments in wind and solar energy production facilities, consistent with the Corporation’s commitment to support the transition to a lower carbon economy. For additional information, see Note 6 – Securitizations and Other Variable Interest Entities.
The reconciliation of the beginning unrecognized tax benefits (UTB) balance to the ending balance is presented in the table below.

Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	2022	2021	2020
Balance, January 1	$1,322	$1,340	$1,175
Increases related to positions taken during the current year	121	208	238
Increases related to positions taken during prior years (1)	167	265	99
Decreases related to positions taken during prior years (1)	(289)	(413)	(172)
Settlements	(99)	(23)	—
Expiration of statute of limitations	(166)	(55)	—
Balance, December 31	$1,056	$1,322	$1,340
(1)    The sum of the positions taken during prior years differs from the $(273) million, $(155) million and $(41) million in the Reconciliation of Income Tax Expense table due to temporary items, state items and jurisdictional offsets, as well as the inclusion of interest in the Reconciliation of Income Tax Expense table.

At December 31, 2022, 2021 and 2020, the balance of the Corporation’s UTBs which would, if recognized, affect the Corporation’s effective tax rate was $709 million, $959 million and $976 million, respectively. Included in the UTB balance are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction and the portion of gross non-U.S. UTBs that would be offset by tax reductions in other jurisdictions.
It is reasonably possible that the UTB balance may decrease by as much as $375 million during the next 12 months, since resolved items will be removed from the balance whether their resolution results in payment or recognition.
The Corporation recognized an interest benefit of $50 million in 2022 and interest expense of $32 million and $9 million in 2021 and 2020. At December 31, 2022 and 2021, the Corporation’s accrual for interest and penalties that related to income taxes, net of taxes and remittances, was $107 million and $167 million.
The Corporation files income tax returns in more than 100 state and non-U.S. jurisdictions each year. The IRS and other tax authorities in countries and states in which the Corporation has significant business operations examine tax returns periodically (continuously in some jurisdictions). The table below summarizes the status of examinations by major jurisdiction for the Corporation and various subsidiaries at December 31, 2022.

Tax Examination Status

	Years under Examination (1)	Status at December 31 2022
United States	2017-2021	Field Examination
California	2012-2014	Appeals
California	2015-2017	Field Examination
California	2018-2020	To begin in 2023
New York	2019-2021	To begin in 2023
United Kingdom (2)	2019-2020	Field Examination
(1)    All tax years subsequent to the years shown remain subject to examination.
(2) Field examination for tax year 2021 to begin in 2023.
Significant components of the Corporation’s net deferred tax assets and liabilities at December 31, 2022 and 2021 are presented in the following table.

147 Bank of America

Deferred Tax Assets and Liabilities

	December 31
(Dollars in millions)	2022	2021
Deferred tax assets
Net operating loss carryforwards	$9,029	$9,360
Security, loan and debt valuations	4,788	2,746
Allowance for credit losses	3,503	3,097
Lease liability	2,443	2,508
Employee compensation and retirement benefits	1,625	1,392
Accrued expenses	1,143	1,626
Available-for-sale securities	960	—
Credit carryforwards	769	705
Other	1,371	1,160
Gross deferred tax assets	25,631	22,594
Valuation allowance	(2,133)	(1,988)
Total deferred tax assets, net of valuation allowance	23,498	20,606

Deferred tax liabilities
Equipment lease financing	2,432	3,083
Right-of-use asset	2,303	2,358
ESG-related tax credit investments	1,759	1,387
Fixed Assets	1,200	2,082
Available-for-sale securities	—	1,016
Other	2,459	1,527
Gross deferred tax liabilities	10,153	11,453
Net deferred tax assets	$13,345	$9,153
The table below summarizes the deferred tax assets and related valuation allowances recognized for the net operating loss (NOL) and tax credit carryforwards at December 31, 2022.

Net Operating Loss and Tax Credit Carryforward Deferred Tax Assets

(Dollars in millions)	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset	First Year Expiring
Net operating losses - U.K. (1)	$7,661	$—	$7,661	None
Net operating losses - other non-U.S.	331	(147)	184	Various
Net operating losses - U.S. states (2)	1,036	(627)	409	Various
Foreign tax credits	769	(769)	—	After 2028
(1)Represents U.K. broker-dealer net operating losses that may be carried forward indefinitely.
(2)The net operating losses and related valuation allowances for U.S. states before considering the benefit of federal deductions were $1.3 billion and $794 million.
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
At December 31, 2022, U.S. federal income taxes had not been provided on approximately $5.0 billion of temporary differences associated with investments in non-U.S. subsidiaries that are essentially permanent in duration. If the Corporation were to record the associated deferred tax liability, the amount would be approximately $1.0 billion.
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
During 2022, there were no significant changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
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

Bank of America 148

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

149 Bank of America

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at December 31, 2022 and 2021, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

	December 31, 2022
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$868	$—	$—	$—	$868
Federal funds sold and securities borrowed or purchased under agreements to resell	—	146,999	—	—	146,999
Trading account assets:
U.S. Treasury and government agencies	58,894	212	—	—	59,106
Corporate securities, trading loans and other	—	46,897	2,384	—	49,281
Equity securities	77,868	35,065	145	—	113,078
Non-U.S. sovereign debt	7,392	26,306	518	—	34,216
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	28,563	34	—	28,597
Mortgage trading loans, ABS and other MBS	—	10,312	1,518	—	11,830
Total trading account assets (2)	144,154	147,355	4,599	—	296,108
Derivative assets	14,775	380,380	3,213	(349,726)	48,642
AFS debt securities:
U.S. Treasury and government agencies	158,102	920	—	—	159,022
Mortgage-backed securities:
Agency	—	23,442	—	—	23,442
Agency-collateralized mortgage obligations	—	2,221	—	—	2,221
Non-agency residential	—	128	258	—	386
Commercial	—	6,407	—	—	6,407
Non-U.S. securities	—	13,212	195	—	13,407
Other taxable securities	—	4,645	—	—	4,645
Tax-exempt securities	—	11,207	51	—	11,258
Total AFS debt securities	158,102	62,182	504	—	220,788
Other debt securities carried at fair value:
U.S. Treasury and government agencies	561	—	—	—	561
Non-agency residential MBS	—	248	119	—	367
Non-U.S. and other securities	3,027	5,251	—	—	8,278
Total other debt securities carried at fair value	3,588	5,499	119	—	9,206
Loans and leases	—	5,518	253	—	5,771
Loans held-for-sale	—	883	232	—	1,115
Other assets (3)	6,898	897	1,799	—	9,594
Total assets (4)	$328,385	$749,713	$10,719	$(349,726)	$739,091
Liabilities
Interest-bearing deposits in U.S. offices	$—	$311	$—	$—	$311
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	151,708	—	—	151,708
Trading account liabilities:
U.S. Treasury and government agencies	13,906	181	—	—	14,087
Equity securities	36,937	4,825	—	—	41,762
Non-U.S. sovereign debt	9,636	8,228	—	—	17,864
Corporate securities and other	—	6,628	58	—	6,686
Total trading account liabilities	60,479	19,862	58	—	80,399
Derivative liabilities	15,431	376,979	6,106	(353,700)	44,816
Short-term borrowings	—	818	14	—	832
Accrued expenses and other liabilities	7,458	2,262	32	—	9,752
Long-term debt	—	32,208	862	—	33,070
Total liabilities (4)	$83,368	$584,148	$7,072	$(353,700)	$320,888
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes securities with a fair value of $16.6 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $40 million that is accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(3)Includes MSRs of $1.0 billion, which are classified as Level 3 assets.
(4)Total recurring Level 3 assets were 0.35 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.25 percent of total consolidated liabilities.

Bank of America 150

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

151 Bank of America

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2022, 2021 and 2020, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Year Ended December 31, 2022
Trading account assets:
Corporate securities, trading loans and other	2,110	(52)	(2)	1,069	(384)	—	(606)	1,023	(774)	2,384	(78)
Equity securities	190	(3)	—	45	(25)	—	(4)	38	(96)	145	(6)
Non-U.S. sovereign debt	396	59	16	54	(4)	—	(68)	75	(10)	518	56
Mortgage trading loans, MBS and ABS	1,527	(254)	—	729	(665)	—	(112)	536	(209)	1,552	(152)
Total trading account assets	4,223	(250)	14	1,897	(1,078)	—	(790)	1,672	(1,089)	4,599	(180)
Net derivative assets (liabilities) (4)	(2,662)	551	—	319	(830)	—	294	(180)	(385)	(2,893)	259
AFS debt securities:
Non-agency residential MBS	316	—	(35)	—	(8)	—	(75)	73	(13)	258	—
Non-U.S. and other taxable securities	71	10	(10)	126	—	—	(22)	311	(291)	195	1
Tax-exempt securities	52	—	1	—	—	—	(3)	1	—	51	—
Total AFS debt securities	439	10	(44)	126	(8)	—	(100)	385	(304)	504	1
Other debt securities carried at fair value – Non-agency residential MBS	242	(19)	—	—	—	—	(111)	30	(23)	119	14
Loans and leases (5,6)	748	(45)	—	—	(154)	82	(129)	—	(249)	253	(21)
Loans held-for-sale (5,6)	317	9	4	171	(6)	—	(271)	8	—	232	19
Other assets (6,7)	1,572	305	(21)	39	(35)	208	(271)	5	(3)	1,799	213
Trading account liabilities – Corporate securities and other	(11)	5	—	(4)	—	—	(2)	(46)	—	(58)	1
Short-term borrowings (5)	—	3	—	—	(17)	—	—	(3)	3	(14)	2
Accrued expenses and other liabilities (5)	—	(23)	—	(9)	—	—	—	—	—	(32)	(7)
Long-term debt (5)	(1,075)	(197)	82	—	14	(1)	57	(24)	282	(862)	(200)

Year Ended December 31, 2021
Trading account assets:
Corporate securities, trading loans and other	$1,359	$(17)	$—	$765	$(437)	$—	$(327)	$1,218	$(451)	$2,110	$(79)
Equity securities	227	(18)	—	103	(68)	—	—	112	(166)	190	(44)
Non-U.S. sovereign debt	354	31	(20)	18	—	—	(13)	26	—	396	34
Mortgage trading loans, MBS and ABS	1,440	(58)	—	518	(721)	7	(167)	771	(263)	1,527	(91)
Total trading account assets	3,380	(62)	(20)	1,404	(1,226)	7	(507)	2,127	(880)	4,223	(180)
Net derivative assets (liabilities) (4)	(3,468)	927	—	521	(653)	—	293	(74)	(208)	(2,662)	800
AFS debt securities:
Non-agency residential MBS	378	(11)	(111)	—	(98)	—	(45)	304	(101)	316	8
Non-U.S. and other taxable securities	89	(4)	(7)	8	(10)	—	(4)	—	(1)	71	—
Tax-exempt securities	176	20	—	—	—	—	(2)	—	(142)	52	(19)
Total AFS debt securities	643	5	(118)	8	(108)	—	(51)	304	(244)	439	(11)
Other debt securities carried at fair value – Non-agency residential MBS	267	1	—	—	(45)	—	(37)	101	(45)	242	10
Loans and leases (5,6)	717	62	—	59	(13)	70	(180)	46	(13)	748	65
Loans held-for-sale (5,6)	236	13	(6)	132	(1)	—	(79)	26	(4)	317	18
Other assets (6,7)	1,970	7	3	26	(202)	144	(383)	9	(2)	1,572	3
Trading account liabilities – Corporate securities and other	(16)	6	—	—	—	(1)	—	—	—	(11)	—
Long-term debt (5)	(1,164)	(92)	13	(6)	15	(12)	98	(65)	138	(1,075)	(113)
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized gains (losses) of $28 million and $(19) million related to financial instruments still held at December 31, 2022 and 2021.
(4)Net derivative assets (liabilities) include derivative assets of $3.2 billion and $3.1 billion and derivative liabilities of $6.1 billion and $5.8 billion at December 31, 2022 and 2021.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

Bank of America 152

Level 3 – Fair Value Measurements (1)

(Dollars in millions)	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
				Purchases	Sales	Issuances	Settlements
Year Ended December 31, 2020
Trading account assets:
Corporate securities, trading loans and other	$1,507	$(138)	$(1)	$430	$(242)	$10	$(282)	$639	$(564)	$1,359	$(102)
Equity securities	239	(43)	—	78	(53)	—	(3)	58	(49)	227	(31)
Non-U.S. sovereign debt	482	45	(46)	76	(61)	—	(39)	150	(253)	354	47
Mortgage trading loans, MBS and ABS	1,553	(120)	(3)	577	(746)	11	(96)	757	(493)	1,440	(92)
Total trading account assets	3,781	(256)	(50)	1,161	(1,102)	21	(420)	1,604	(1,359)	3,380	(178)
Net derivative assets (liabilities) (4)	(2,538)	(235)	—	120	(646)	—	(112)	(235)	178	(3,468)	(953)
AFS debt securities:
Non-agency residential MBS	424	(2)	3	23	(54)	—	(44)	158	(130)	378	(2)
Non-U.S. and other taxable securities	67	1	—	9	(5)	—	(1)	18	—	89	1
Tax-exempt securities	108	(21)	3	—	—	—	(169)	265	(10)	176	(20)
Total AFS debt securities	599	(22)	6	32	(59)	—	(214)	441	(140)	643	(21)
Other debt securities carried at fair value - Non-agency residential MBS	299	26	—	—	(180)	—	(24)	190	(44)	267	3
Loans and leases (5,6)	693	(4)	—	145	(76)	22	(161)	98	—	717	9
Loans held-for-sale (5,6)	375	26	(28)	—	(489)	691	(119)	93	(313)	236	(5)
Other assets (6,7)	2,360	(288)	3	178	(4)	224	(506)	5	(2)	1,970	(374)
Trading account liabilities – Equity securities	(2)	1	—	—	—	—	—	—	1	—	—
Trading account liabilities – Corporate securities and other	(15)	8	—	(7)	(3)	—	1	—	—	(16)	—
Long-term debt (5)	(1,149)	(46)	2	(104)	—	(47)	218	(52)	14	(1,164)	(5)
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
(3)Includes unrealized losses in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized losses of $41 million related to financial instruments still held at December 31, 2020.
(4)Net derivative assets (liabilities) include derivative assets of $2.8 billion and derivative liabilities of $6.2 billion.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

153 Bank of America

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at December 31, 2022 and 2021.

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2022

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$852	Discounted cash flow, Market comparables	Yield	0% to 25%	10%
Trading account assets – Mortgage trading loans, MBS and ABS	338		Prepayment speed	0% to 29% CPR	12% CPR
Loans and leases	137		Default rate	0% to 3% CDR	1% CDR
AFS debt securities – Non-agency residential	258		Price	$0 to $111	$26
Other debt securities carried at fair value – Non-agency residential	119		Loss severity	0% to 100%	24%
Instruments backed by commercial real estate assets	$362	Discounted cash flow	Yield	0% to 25%	10%
Trading account assets – Corporate securities, trading loans and other	292		Price	$0 to $100	$75
Trading account assets – Mortgage trading loans, MBS and ABS	66
Loans held-for-sale	4
Commercial loans, debt securities and other	$4,348	Discounted cash flow, Market comparables	Yield	5% to 43%	15%
Trading account assets – Corporate securities, trading loans and other	2,092		Prepayment speed	10% to 20%	15%
Trading account assets – Non-U.S. sovereign debt	518		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, MBS and ABS	1,148		Loss severity	35% to 40%	38%
AFS debt securities – Tax-exempt securities	51		Price	$0 to $157	$75
AFS debt securities – Non-U.S. and other taxable securities	195
Loans and leases	116
Loans held-for-sale	228
Other assets, primarily auction rate securities	$779	Discounted cash flow, Market comparables	Price	$10 to $97	$94
			Discount rate	11%	n/a

MSRs	$1,020	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 14 years	6 years
			Weighted-average life, variable rate (5)	0 to 12 years	4 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(862)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Yield	22% to 43%	23%
			Equity correlation	0% to 95%	69%
			Price	$0 to $119	$90
			Natural gas forward price	$3/MMBtu to $13/MMBtu	$9 /MMBtu
Net derivative assets (liabilities)
Credit derivatives	$(44)	Discounted cash flow, Stochastic recovery correlation model	Credit spreads	3 to 63 bps	22 bps
			Upfront points	0 to 100 points	83 points
			Prepayment speed	15% CPR	n/a
			Default rate	2% CDR	n/a
			Credit correlation	18% to 53%	44%
			Price	$0 to $151	$63
Equity derivatives	$(1,534)	Industry standard derivative pricing (3)	Equity correlation	0% to 100%	73%
			Long-dated equity volatilities	4% to 101%	44%
Commodity derivatives	$(291)	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$3/MMBtu to $13/MMBtu	$8 /MMBtu
			Power forward price	$9 to $123	$43

Interest rate derivatives	$(1,024)	Industry standard derivative pricing (4)	Correlation (IR/IR)	(35)% to 89%	67%
			Correlation (FX/IR)	11% to 58%	43%
			Long-dated inflation rates	0% to 39%	1%
			Long-dated inflation volatilities	0% to 5%	2%
			Interest rate volatilities	0% to 2%	1%
Total net derivative assets (liabilities)	$(2,893)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 150: Trading account assets – Corporate securities, trading loans and other of $2.4 billion, Trading account assets – Non-U.S. sovereign debt of $518 million, Trading account assets – Mortgage trading loans, MBS and ABS of $1.6 billion, AFS debt securities of $504 million, Other debt securities carried at fair value - Non-agency residential of $119 million, Other assets, including MSRs, of $1.8 billion, Loans and leases of $253 million and LHFS of $232 million.
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

Bank of America 154

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
(2)The categories are aggregated based upon product type which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 151: Trading account assets – Corporate securities, trading loans and other of $2.1 billion, Trading account assets – Non-U.S. sovereign debt of $396 million, Trading account assets – Mortgage trading loans, MBS and ABS of $1.5 billion, AFS debt securities of $439 million, Other debt securities carried at fair value - Non-agency residential of $242 million, Other assets, including MSRs, of $1.6 billion, Loans and leases of $748 million and LHFS of $317 million.
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

155 Bank of America

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
The Corporation uses multiple market approaches in valuing certain of its Level 3 financial instruments. For example, market comparables and discounted cash flows are used together. For a given product, such as corporate debt securities, market comparables may be used to estimate some of the unobservable inputs, and then these inputs are incorporated into a discounted cash flow model. Therefore, the balances disclosed encompass both of these techniques.
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
Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during 2022, 2021, and 2020.

Assets Measured at Fair Value on a Nonrecurring Basis

	December 31, 2022		December 31, 2021
(Dollars in millions)	Level 2	Level 3	Level 2	Level 3
Assets
Loans held-for-sale	$1,979	$3,079	$634	$24
Loans and leases (1)	—	166	—	213
Foreclosed properties (2, 3)	—	7	—	5
Other assets	88	165	256	2,046

		Gains (Losses)
		2022	2021	2020
Assets
Loans held-for-sale		$(387)	$(44)	$(79)
Loans and leases (1)		(48)	(60)	(73)
Foreclosed properties		(6)	(2)	(6)
Other assets		(91)	(492)	(98)
(1)Includes $15 million, $24 million and $30 million of losses on loans that were written down to a collateral value of zero during 2022, 2021 and 2020, respectively.
(2)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
(3)Excludes $60 million and $52 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at December 31, 2022 and 2021.

Bank of America 156

The table below presents information about significant unobservable inputs utilized in the Corporation's nonrecurring Level 3 fair value measurements at December 31, 2022 and 2021.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	Year Ended December 31, 2022
Loans held-for-sale	$3,079	Pricing model	Implied yield	9% to 24%	n/a
Loans and leases (2)	166	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
Other assets (3)	165	Discounted cash flow	Discount rate	7%	n/a
	Year Ended December 31, 2021
Loans and leases (2)	$213	Market comparables	OREO discount	13% to 59%	24%
			Costs to sell	8% to 26%	9%
Other assets (4)	1,875	Discounted cash flow	Discount rate	7%	n/a
	166	Market comparables	Estimated appraisal value	n/a	n/a
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

157 Bank of America

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
Fair Value Option Elections
The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at December 31, 2022 and 2021, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for 2022, 2021 and 2020.

Fair Value Option Elections

	December 31, 2022			December 31, 2021
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$146,999	$147,158	$(159)	$150,665	$150,677	$(12)
Loans reported as trading account assets (1)	10,143	17,682	(7,539)	10,864	18,895	(8,031)
Trading inventory – other	20,770	n/a	n/a	21,986	n/a	n/a
Consumer and commercial loans	5,771	5,897	(126)	7,819	7,888	(69)
Loans held-for-sale (1)	1,115	1,873	(758)	4,455	5,343	(888)
Other assets	620	n/a	n/a	544	n/a	n/a
Long-term deposits	311	381	(70)	408	401	7
Federal funds purchased and securities loaned or sold under agreements to repurchase	151,708	151,885	(177)	139,641	139,682	(41)
Short-term borrowings	832	833	(1)	4,279	4,127	152
Unfunded loan commitments	110	n/a	n/a	97	n/a	n/a
Accrued expenses and other liabilities	1,217	1,161	56	—	—	—
Long-term debt	33,070	36,830	(3,760)	29,708	30,903	(1,195)
(1)A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

Bank of America 158

Gains (Losses) Related to Assets and Liabilities Accounted for Under the Fair Value Option

	Market making and similar activities	Other Income	Total
(Dollars in millions)	2022
Loans reported as trading account assets	$(164)	$—	$(164)
Trading inventory – other (1)	(1,159)	—	(1,159)
Consumer and commercial loans	(58)	(27)	(85)
Loans held-for-sale (2)	—	(304)	(304)
Short-term borrowings	639	—	639
Unfunded loan commitments	—	8	8
Accrued expenses and other liabilities	11	—	11
Long-term debt (3)	4,359	(46)	4,313
Other (4)	74	30	104
Total	$3,702	$(339)	$3,363

	2021
Loans reported as trading account assets	$275	$—	$275
Trading inventory – other (1)	(211)	—	(211)
Consumer and commercial loans	78	40	118
Loans held-for-sale (2)	—	58	58
Short-term borrowings	883	—	883
Long-term debt (3)	(604)	(41)	(645)
Other (4)	18	(23)	(5)
Total	$439	$34	$473

	2020
Loans reported as trading account assets	$107	$—	$107
Trading inventory – other (1)	3,216	—	3,216
Consumer and commercial loans	22	(3)	19
Loans held-for-sale (2)	—	103	103
Short-term borrowings	(170)	—	(170)
Unfunded loan commitments	—	(65)	(65)
Long-term debt (3)	(2,175)	(53)	(2,228)
Other (4)	35	(22)	13
Total	$1,035	$(40)	$995
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

Gains (Losses) Related to Borrower-specific Credit Risk for Assets and Liabilities Accounted for Under the Fair Value Option

(Dollars in millions)	2022	2021	2020
Loans reported as trading account assets	$(950)	$128	$(172)
Consumer and commercial loans	(51)	7	(19)
Loans held-for-sale	(23)	28	(105)
Unfunded loan commitments	8	(1)	(65)
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

159 Bank of America

Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at December 31, 2022 and 2021 are presented in the table below.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	December 31, 2022
Financial assets
Loans	$1,014,593	$50,194	$935,282	$985,476
Loans held-for-sale	6,871	3,417	3,455	6,872
Financial liabilities
Deposits (1)	1,930,341	1,930,165	—	1,930,165
Long-term debt	275,982	271,993	1,136	273,129
Commercial unfunded lending commitments (2)	1,650	77	6,596	6,673

	December 31, 2021
Financial assets
Loans	$946,142	$53,544	$919,980	$973,524
Loans held-for-sale	15,635	15,016	627	15,643
Financial liabilities
Deposits (1)	2,064,446	2,064,438	—	2,064,438
Long-term debt	280,117	286,802	1,288	288,090
Commercial unfunded lending commitments (2)	1,554	97	6,384	6,481
(1)    Includes demand deposits of $918.9 billion and $1.0 trillion with no stated maturities at December 31, 2022 and 2021.
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

Bank of America 160

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
The table below presents net income (loss) and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for 2022, 2021 and 2020, and total assets at December 31, 2022, 2021 and 2020 for each business segment, as well as All Other.

Results of Business Segments and All Other

At and for the year ended December 31	Total Corporation (1)			Consumer Banking
(Dollars in millions)	2022	2021	2020	2022	2021	2020
Net interest income	$52,900	$43,361	$43,859	$30,045	$24,929	$24,698
Noninterest income	42,488	46,179	42,168	8,590	9,076	8,564
Total revenue, net of interest expense	95,388	89,540	86,027	38,635	34,005	33,262
Provision for credit losses	2,543	(4,594)	11,320	1,980	(1,035)	5,765
Noninterest expense	61,438	59,731	55,213	20,077	19,290	18,882
Income before income taxes	31,407	34,403	19,494	16,578	15,750	8,615
Income tax expense	3,879	2,425	1,600	4,062	3,859	2,111
Net income	$27,528	$31,978	$17,894	$12,516	$11,891	$6,504
Year-end total assets	$3,051,375	$3,169,495		$1,126,453	$1,131,142

	Global Wealth & Investment Management			Global Banking
	2022	2021	2020	2022	2021	2020
Net interest income	$7,466	$5,664	$5,468	$12,184	$8,511	$9,013
Noninterest income	14,282	15,084	13,116	10,045	12,364	9,974
Total revenue, net of interest expense	21,748	20,748	18,584	22,229	20,875	18,987
Provision for credit losses	66	(241)	357	641	(3,201)	4,897
Noninterest expense	15,490	15,258	14,160	10,966	10,632	9,342
Income before income taxes	6,192	5,731	4,067	10,622	13,444	4,748
Income tax expense	1,517	1,404	996	2,815	3,630	1,282
Net income	$4,675	$4,327	$3,071	$7,807	$9,814	$3,466
Year-end total assets	$368,893	$438,275		$588,466	$638,131

	Global Markets			All Other
	2022	2021	2020	2022	2021	2020
Net interest income	$3,088	$4,011	$4,646	$117	$246	$34
Noninterest income	15,050	15,244	14,119	(5,479)	(5,589)	(3,605)
Total revenue, net of interest expense	18,138	19,255	18,765	(5,362)	(5,343)	(3,571)
Provision for credit losses	28	65	251	(172)	(182)	50
Noninterest expense	12,420	13,032	11,417	2,485	1,519	1,412
Income (loss) before income taxes	5,690	6,158	7,097	(7,675)	(6,680)	(5,033)
Income tax expense (benefit)	1,508	1,601	1,845	(6,023)	(8,069)	(4,634)
Net income (loss)	$4,182	$4,557	$5,252	$(1,652)	$1,389	$(399)
Year-end total assets	$812,489	$747,794		$155,074	$214,153
(1)There were no material intersegment revenues.

161 Bank of America

The tables below present noninterest income and the associated components for 2022, 2021 and 2020 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation			Consumer Banking			Global Wealth & Investment Management
(Dollars in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Fees and commissions:
Card income
Interchange fees	$4,096	$4,560	$3,954	$3,239	$3,597	$3,027	$20	$43	$36
Other card income	1,987	1,658	1,702	1,930	1,575	1,646	50	42	42
Total card income	6,083	6,218	5,656	5,169	5,172	4,673	70	85	78
Service charges
Deposit-related fees	5,190	6,271	5,991	2,706	3,538	3,417	65	72	67
Lending-related fees	1,215	1,233	1,150	—	—	—	8	—	—
Total service charges	6,405	7,504	7,141	2,706	3,538	3,417	73	72	67
Investment and brokerage services
Asset management fees	12,152	12,729	10,708	195	188	146	11,957	12,541	10,578
Brokerage fees	3,749	3,961	3,866	109	132	127	1,604	1,771	1,692
Total investment and brokerage services	15,901	16,690	14,574	304	320	273	13,561	14,312	12,270
Investment banking fees
Underwriting income	1,970	5,077	4,698	—	—	—	189	388	391
Syndication fees	1,070	1,499	861	—	—	—	—	—	—
Financial advisory services	1,783	2,311	1,621	—	—	—	—	—	—
Total investment banking fees	4,823	8,887	7,180	—	—	—	189	388	391
Total fees and commissions	33,212	39,299	34,551	8,179	9,030	8,363	13,893	14,857	12,806
Market making and similar activities	12,075	8,691	8,355	10	1	2	102	40	63
Other income (loss)	(2,799)	(1,811)	(738)	401	45	199	287	187	247
Total noninterest income	$42,488	$46,179	$42,168	$8,590	$9,076	$8,564	$14,282	$15,084	$13,116

	Global Banking			Global Markets			All Other (1)
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Fees and commissions:
Card income
Interchange fees	$767	$700	$499	$66	$220	$391	$4	$—	$1
Other card income	7	13	14	—	—	—	—	28	—
Total card income	774	713	513	66	220	391	4	28	1
Service charges
Deposit-related fees	2,310	2,508	2,298	101	146	177	8	7	32
Lending-related fees	983	1,015	940	224	218	210	—	—	—
Total service charges	3,293	3,523	3,238	325	364	387	8	7	32
Investment and brokerage services
Asset management fees	—	—	—	—	—	—	—	—	(16)
Brokerage fees	42	104	74	2,002	1,979	1,973	(8)	(25)	—
Total investment and brokerage services	42	104	74	2,002	1,979	1,973	(8)	(25)	(16)
Investment banking fees
Underwriting income	796	2,187	2,070	1,176	2,725	2,449	(191)	(223)	(212)
Syndication fees	565	781	482	505	718	379	—	—	—
Financial advisory services	1,643	2,139	1,458	139	173	163	1	(1)	—
Total investment banking fees	3,004	5,107	4,010	1,820	3,616	2,991	(190)	(224)	(212)
Total fees and commissions	7,113	9,447	7,835	4,213	6,179	5,742	(186)	(214)	(195)
Market making and similar activities	215	145	103	11,406	8,760	8,471	342	(255)	(284)
Other income (loss)	2,717	2,772	2,036	(569)	305	(94)	(5,635)	(5,120)	(3,126)
Total noninterest income	$10,045	$12,364	$9,974	$15,050	$15,244	$14,119	$(5,479)	$(5,589)	$(3,605)
(1)All Other includes eliminations of intercompany transactions.

Bank of America 162

Business Segment Reconciliations

(Dollars in millions)	2022	2021	2020
Segments’ total revenue, net of interest expense	$100,750	$94,883	$89,598
Adjustments (1):
Asset and liability management activities	(164)	(4)	375
Liquidating businesses, eliminations and other	(5,198)	(5,339)	(3,946)
FTE basis adjustment	(438)	(427)	(499)
Consolidated revenue, net of interest expense	$94,950	$89,113	$85,528
Segments’ total net income	29,180	30,589	18,293
Adjustments, net-of-tax (1):
Asset and liability management activities	(122)	11	279
Liquidating businesses, eliminations and other	(1,530)	1,378	(678)
Consolidated net income	$27,528	$31,978	$17,894

		December 31
		2022	2021
Segments’ total assets		$2,896,301	$2,955,342
Adjustments (1):
Asset and liability management activities, including securities portfolio		1,133,375	1,363,626
Elimination of segment asset allocations to match liabilities		(1,041,793)	(1,216,891)
Other		63,492	67,418
Consolidated total assets		$3,051,375	$3,169,495
(1)Adjustments include consolidated income, expense and asset amounts not specifically allocated to individual business segments.
NOTE 24 Parent Company Information
The following tables present the Parent Company-only financial information.

Condensed Statement of Income

(Dollars in millions)	2022	2021	2020
Income
Dividends from subsidiaries:
Bank holding companies and related subsidiaries	$22,250	$15,621	$10,352
Interest from subsidiaries	12,420	8,362	8,825
Other income (loss)	(201)	(114)	(138)
Total income	34,469	23,869	19,039
Expense
Interest on borrowed funds from subsidiaries	236	54	136
Other interest expense	7,041	3,383	4,119
Noninterest expense	1,322	1,531	1,651
Total expense	8,599	4,968	5,906
Income before income taxes and equity in undistributed earnings of subsidiaries	25,870	18,901	13,133
Income tax expense	683	886	649
Income before equity in undistributed earnings of subsidiaries	25,187	18,015	12,484
Equity in undistributed earnings (losses) of subsidiaries:
Bank holding companies and related subsidiaries	2,333	14,078	5,372
Nonbank companies and related subsidiaries	8	(115)	38
Total equity in undistributed earnings (losses) of subsidiaries	2,341	13,963	5,410
Net income	$27,528	$31,978	$17,894

163 Bank of America

Condensed Balance Sheet

	December 31
(Dollars in millions)	2022	2021
Assets
Cash held at bank subsidiaries	$9,609	$5,011
Securities	617	671
Receivables from subsidiaries:
Bank holding companies and related subsidiaries	222,584	217,447
Banks and related subsidiaries	220	347
Nonbank companies and related subsidiaries	978	368
Investments in subsidiaries:
Bank holding companies and related subsidiaries	301,207	316,497
Nonbank companies and related subsidiaries	3,770	3,645
Other assets	7,156	8,602
Total assets	$546,141	$552,588
Liabilities and shareholders’ equity
Accrued expenses and other liabilities	$14,193	$17,394
Payables to subsidiaries:
Banks and related subsidiaries	260	107
Bank holding companies and related subsidiaries	21	3
Nonbank companies and related subsidiaries	14,578	11,564
Long-term debt	243,892	253,454
Total liabilities	272,944	282,522
Shareholders’ equity	273,197	270,066
Total liabilities and shareholders’ equity	$546,141	$552,588

Condensed Statement of Cash Flows

(Dollars in millions)	2022	2021	2020
Operating activities
Net income	$27,528	$31,978	$17,894
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(2,341)	(13,963)	(5,410)
Other operating activities, net	(31,777)	(7,144)	14,303
Net cash provided by (used in) operating activities	(6,590)	10,871	26,787
Investing activities
Net sales (purchases) of securities	25	(14)	(4)
Net payments to subsidiaries	(6,044)	(10,796)	(33,111)
Other investing activities, net	(34)	(26)	(7)
Net cash used in investing activities	(6,053)	(10,836)	(33,122)
Financing activities
Net increase (decrease) in other advances	2,853	503	(422)
Proceeds from issuance of long-term debt	44,123	56,106	43,766
Retirement of long-term debt	(19,858)	(24,544)	(23,168)
Proceeds from issuance of preferred stock and warrants	4,426	2,170	2,181
Redemption of preferred stock	(654)	(1,971)	(1,072)
Common stock repurchased	(5,073)	(25,126)	(7,025)
Cash dividends paid	(8,576)	(8,055)	(7,727)
Net cash provided by (used in) financing activities	17,241	(917)	6,533
Net increase (decrease) in cash held at bank subsidiaries	4,598	(882)	198
Cash held at bank subsidiaries at January 1	5,011	5,893	5,695
Cash held at bank subsidiaries at December 31	$9,609	$5,011	$5,893

Bank of America 164

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

(Dollars in millions)		Total Assets at Year End (1)	Total Revenue, Net of Interest Expense (2)	Income Before Income Taxes	Net Income
U.S. (3)	2022	$2,631,815	$82,890	$28,135	$25,607
	2021	2,789,862	78,012	31,392	27,781
	2020		75,576	18,247	16,692
Asia	2022	127,399	4,597	1,144	865
	2021	117,085	4,439	988	733
	2020		4,232	1,051	788
Europe, Middle East and Africa	2022	262,856	6,044	1,121	689
	2021	233,356	5,423	1,097	3,134
	2020		4,491	(596)	264
Latin America and the Caribbean	2022	29,305	1,419	569	367
	2021	29,192	1,239	499	330
	2020		1,229	293	150
Total Non-U.S.	2022	419,560	12,060	2,834	1,921
	2021	379,633	11,101	2,584	4,197
	2020		9,952	748	1,202
Total Consolidated	2022	$3,051,375	$94,950	$30,969	$27,528
	2021	3,169,495	89,113	33,976	31,978
	2020		85,528	18,995	17,894
(1)Total assets include long-lived assets, which are primarily located in the U.S.
(2)There were no material intercompany revenues between geographic regions for any of the periods presented.
(3)Substantially reflects the U.S.

165 Bank of America

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

Bank of America 166

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

167 Bank of America

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

Bank of America 168

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Pursuant to Section 13(r) of the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. As previously disclosed in its related quarterly reports on Form 10-Q, the Corporation identified and reported certain activities pursuant to Section 13(r) for the first, second and third quarters of 2022. The information provided pursuant to Section 13(r) of the Exchange Act in Item 5 of the quarters ended March 31, 2022, June 30, 2022 and September 30, 2022 is hereby incorporated by reference to such reports. Except as set forth below, as of the date of this Annual Report on Form 10-K, the Corporation is not aware of any other activity, transaction or dealing by any of its affiliates during the quarter ended December 31, 2022 that requires disclosure under Section 13(r) of the Exchange Act.
During the fourth quarter of 2022, Bank of America, National Association (BANA), a U.S. subsidiary of Bank of America Corporation, processed two authorized wire deposits totaling $596,890 pursuant to a specific license issued on April 21, 2022, by the U.S. Department of the Treasury’s Office of
Foreign Assets Control. The wire deposits were processed by BANA on behalf of a U.S. client into its account at BANA and settled invoices owed to the U.S. client. The deposits were unblocked funds belonging to Jammal Trust Bank, which at the time of the deposits was designated pursuant to Executive Order 13224. There was no measurable gross revenue or net profit to the Corporation relating to these transactions. The Corporation may in the future engage in similar transactions for its clients to the extent permitted by U.S. law.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Bank of America Corporation and Subsidiaries
Item 10. Directors, Executive Officers and Corporate Governance
Information about our Executive Officers
The name, age, position and office, and business experience of our current executive officers are:
Dean C. Athanasia (56) President, Regional Banking since October 2021; President, Retail and Preferred & Small Business Banking from January 2019 to October 2021; Co-Head -- Consumer Banking from September 2014 to January 2019; and Preferred and Small Business Banking Executive from April 2011 to September 2014.
Aditya Bhasin (49) Chief Technology & Information Officer since October 2021; Chief Information Officer and Head of Technology for Consumer, Small Business, Wealth Management and Employee Technology from October 2017 to October 2021; CIO, Retail, Preferred & Wealth Management Technology, and Wealth Management Operations from June 2015 to October 2017.
Darrin Steve Boland (54) Chief Administrative Officer since October 2021; President, Retail from February 2020 to October 2021; Head of Consumer Lending from May 2017 to February 2020; Consumer Lending Executive from May 2015 to May 2017.
Alastair M. Borthwick (54) Chief Financial Officer since November 2021; President of Global Commercial Banking from October 2012 to October 2021.
Sheri Bronstein (54) Chief Human Resources Officer since January 2019; Global Human Resources Executive from July 2015 to January 2019; and HR Executive for Global Banking & Markets from March 2010 to July 2015.
James P. DeMare (53) President, Global Markets since September 2020; Global Co-Head of FICC Trading and Commercial Real Estate Banking from February 2015 to September 2020.
Paul M. Donofrio (62) Vice Chair since November 2021; Chief Financial Officer from August 2015 to November 2021; Strategic Finance Executive from April 2015 to August 2015; and Head of Global Corporate Credit and Transaction Banking from January 2012 to April 2015.
Geoffrey S. Greener (58) Chief Risk Officer since April 2014; Head of Enterprise Capital Management from April 2011 to April 2014.
Kathleen A. Knox (59) President, The Private Bank since November 2017; Head of Business Banking from October 2014 to November 2017; and Retail Banking & Distribution Executive from June 2011 to October 2014.

169 Bank of America

Matthew M. Koder (51) President, Global Corporate & Investment Banking since December 2018; President of APAC from March 2012 to December 2018.
Bernard A. Mensah (54) President, International, CEO of Merrill Lynch International (MLI), BANA London Branch Head since August 2020. President of UK and Central and Eastern Europe, the Middle East, Africa, CEO of MLI, BANA London Branch and Co-Head of Global Fixed Income Currency and Commodities (FICC) Trading from September 2019 to August 2020; Co-Head of Global FICC Trading from March 2015 to September 2019.
Lauren A. Mogensen (60) Global General Counsel since November 2021; Head of Global Compliance & Operational Risk, and Reputational Risk from December 2013 to October 2021.
Brian T. Moynihan (63) Chair of the Board since October 2014, and President, Chief Executive Officer, and member of the Board of Directors since January 2010.
Thong M. Nguyen (64) Vice Chair, Head of Global Strategy & Enterprise Platforms since October 2021; Vice Chairman from January 2019 to October 2021; Co-Head -- Consumer Banking from September 2014 to January 2019; Retail Banking Executive from April 2014 to September 2014; and Retail Strategy, and Operations & Digital Banking Executive from September 2012 to April 2014.
Thomas M. Scrivener (51) Chief Operations Executive since October 2021; Head of Consumer, Small Business & Wealth Management Operations from October 2019 to October 2021; Global Real Estate and Enterprise Initiatives Executive from September 2018 to October 2019; Enterprise Scenario Planning and Execution Executive from May 2016 to September 2018; Enterprise Stress Testing, Recovery & Resolution Planning Executive from June 2014 to March 2016.
Andrew M. Sieg (55) President, Merrill Wealth Management since January 2017; and Head of Global Wealth & Retirement
Solutions with Merrill Lynch from October 2011 to January 2017.
Bruce R. Thompson (58) Vice Chair, Head of Enterprise Credit since October 2021; Vice Chairman, Head of Institutional Credit Exposure Management (from December 2020) and Wholesale Credit Underwriting and Monitoring (from May 2021) to October 2021; Vice Chairman, President of the EU & Switzerland and CEO of Bank of America Europe DAC from May 2018 to December 2020; Vice Chairman of Bank of America Corporation from March 2016 to May 2018; Managing Director from July 2015 to March 2016; Chief Financial Officer from July 2011 to July 2015.
Information included under the following captions in the Corporation’s proxy statement relating to its 2023 annual meeting of shareholders (the 2023 Proxy Statement) is incorporated herein by reference:
●    “Proposal 1: Electing directors – Our director nominees;”
●    “Corporate governance – Additional corporate governance information;”
● “Corporate governance – Committees and membership;” and
●    “Corporate governance – Board meetings and attendance.”
Item 11. Executive Compensation
Information included under the following captions in the 2023 Proxy Statement is incorporated herein by reference:
●    “Compensation discussion and analysis;”
●    “Compensation and Human Capital Committee Report;”
●    “Executive compensation;”
●    “CEO pay ratio;”
●    “Corporate governance;” and
●    “Director compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information included under the following caption in the 2023 Proxy Statement is incorporated herein by reference:
●    “Stock ownership of directors, executive officers, and certain beneficial owners.”
The table below presents information on equity compensation plans at December 31, 2022:

Plan Category (1)	(a) Number of Shares to be Issued Under Outstanding Options, Warrants and Rights (2)	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (3)	(c) Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (4)
Plans approved by shareholders	206,439,608	—	164,047,513
Plans not approved by shareholders	—	—	—
Total	206,439,608	—	164,047,513
(1)This table does not include 522,076 vested restricted stock units and stock option gain deferrals at December 31, 2022 that were assumed by the Corporation in connection with prior acquisitions under whose plans the awards were originally granted.
(2)Consists of outstanding restricted stock units. Includes 3,914,068 vested restricted stock units subject to a required 12-month holding period.
(3)Restricted stock units do not have an exercise price and are delivered without any payment or consideration.
(4)Amount represents shares of common stock available for future issuance under the Bank of America Corporation Equity Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information included under the following captions in the 2023 Proxy Statement is incorporated herein by reference:
●    “Related person and certain other transactions;” and
●    “Corporate governance – Director independence.”
Item 14. Principal Accounting Fees and Services
Information included under the following caption in the 2023 Proxy Statement is incorporated herein by reference:
●    “Proposal 4: Ratifying the appointment of our independent registered public accounting firm for 2023.”

Bank of America 170

Part IV
Bank of America Corporation and Subsidiaries
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
(1) Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Statement of Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Statement of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020
Consolidated Balance Sheet at December 31, 2022 and 2021
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020
Consolidated Statement of Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to Consolidated Financial Statements
(2) Schedules:
None
(3) Index to Exhibits
With the exception of the information expressly incorporated herein by reference, the 2023 Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
3.1	Restated Certificate of Incorporation, as amended and in effect on the date hereof		10-Q	3.1	04/29/22	1-6523
3.2	Amended and Restated Bylaws of the Corporation as in effect on the date hereof	1
4.1	Indenture dated as of January 1, 1995 (for senior debt securities) between registrant (successor to NationsBank Corporation) and BankAmerica National Trust Company		S-3	4.1	2/1/95	33-57533
4.2	First Supplemental Indenture dated as of September 18, 1998 between registrant and U.S. Bank Trust National Association (successor to BankAmerica National Trust Company) to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		8-K	4.3	11/18/98	1-6523
4.3	Second Supplemental Indenture dated as of May 7, 2001 between registrant, U.S. Bank Trust National Association, as Prior Trustee, and The Bank of New York, as Successor Trustee to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		8-K	4.4	6/14/01	1-6523
4.4	Third Supplemental Indenture dated as of July 28, 2004 between registrant and The Bank of New York to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		8-K	4.2	8/27/04	1-6523
4.5	Fourth Supplemental Indenture dated as of April 28, 2006 between the registrant and The Bank of New York to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		S-3	4.6	5/5/06	333-133852
4.6	Fifth Supplemental Indenture dated as of December 1, 2008 between registrant and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York) to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		8-K	4.1	12/5/08	1-6523
4.7	Sixth Supplemental Indenture dated as of February 23, 2011 between registrant and The Bank of New York Mellon Trust Company, N.A. to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		10-K	4(ee)	2/25/11	1-6523
4.8	Seventh Supplemental Indenture dated as of January 13, 2017 between registrant and The Bank of New York Mellon Trust Company, N.A. to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		8-K	4.1	1/13/17	1-6523
4.9	Eighth Supplemental Indenture dated as of February 23, 2017 between registrant and the Bank of New York Mellon Trust Company, N.A. to the indenture dated as of January 1, 1995 (See Exhibit 4.1)		10-K	4(a)	2/23/17	1-6523
4.10	Successor Trustee Agreement effective December 15, 1995 between registrant (successor to NationsBank Corporation) and First Trust of New York, National Association, as successor trustee to BankAmerica National Trust Company		S-3	4.2	6/28/96	333-07229
4.11	Agreement of Appointment and Acceptance dated as of December 29, 2006 between registrant and The Bank of New York Trust Company, N.A.		10-K	4(aaa)	2/28/07	1-6523
4.12	Form of Senior Registered Note		S-3	4.12	5/1/15	333-202354
4.13	Form of Registered Global Senior Medium-Term Note, Series L		S-3	4.13	5/1/15	333-202354
4.14	Form of Master Registered Global Senior Medium-Term Note, Series L		S-3	4.14	5/1/15	333-202354
4.15	Form of Registered Global Senior Medium-Term Note, Series M		8-K	4.2	1/13/17	1-6523
4.16	Form of Master Registered Global Senior Medium-Term Note, Series M		8-K	4.3	1/13/17	1-6523
4.17	Indenture dated as of January 1, 1995 (for subordinated debt securities) between registrant (successor to NationsBank Corporation) and The Bank of New York		S-3	4.5	2/1/95	33-57533
4.18	First Supplemental Indenture dated as of August 28, 1998 between registrant and The Bank of New York to the indenture dated as of January 1, 1995 (See Exhibit 4.17)		8-K	4.8	11/18/98	1-6523

171 Bank of America

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
4.19	Second Supplemental Indenture dated as of January 25, 2007 between registrant and The Bank of New York Trust Company, N.A. (successor to The Bank of New York) to the indenture dated as of January 1, 1995 (See Exhibit 4.17)		S-4	4.3	3/16/07	333-141361
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
4.30	Description of the Corporation's Securities	1
10.1	Bank of America Pension Restoration Plan, as amended and restated effective January 1, 2009 (Pension Restoration Plan)	2	10-K	10(c)	2/27/09	1-6523
10.2	First Amendment to the Pension Restoration Plan dated December 18, 2009	2	10-K	10(c)	2/26/10	1-6523
10.3	Second Amendment to the Pension Restoration Plan dated June 29, 2012	2	10-K	10(a)	2/28/13	1-6523
10.4	Third Amendment to the Pension Restoration Plan dated March 26, 2013	2	10-K	10.4	2/19/20	1-6523
10.5	Fourth Amendment to the Pension Restoration Plan dated August 22, 2013	2	10-K	10.5	2/19/20	1-6523
10.6	Fifth Amendment to the Pension Restoration Plan dated December 5, 2014	2	10-K	10.6	2/19/20	1-6523
10.7	Sixth Amendment to the Pension Restoration Plan dated December 15, 2016	2	10-K	10.7	2/19/20	1-6523
10.8	NationsBank Corporation Benefit Security Trust dated as of June 27, 1990	2	10-K	10(t)	3/27/91	1-6523
10.9	First Supplement to NationsBank Corporation Benefit Security Trust dated as of November 30, 1992	2	10-K	10(v)	3/24/93	1-6523
10.10	NationsBank Corporation Benefit Security Trust Trustee Removal/Appointment Agreement dated as of December 19, 1995	2	10-K	10(o)	3/29/96	1-6523
10.11	Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan) as amended and restated effective January 1, 2015	2	10-K	10(c)	2/25/15	1-6523
10.12	First Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	10-K	10(vv)	2/24/16	1-6523
10.13	Second Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	S-8	4(c)	11/19/19	333-234780
10.14	Third Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	10-K	10.14	2/19/20	1-6523
10.15	Fourth Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	10-K	10.15	2/24/21	1-6523
10.16	Bank of America Executive Incentive Compensation Plan, as amended and restated effective December 10, 2002	2	10-K	10(g)	3/3/03	1-6523
10.17	Amendment to Bank of America Executive Incentive Compensation Plan, dated January 23, 2013	2	10-K	10(d)	2/28/13	1-6523
10.18	Bank of America Director Deferral Plan, as amended and restated effective January 1, 2005	2	10-K	10(g)	2/28/07	1-6523
10.19	Bank of America Director Deferral Plan, as amended and restated effective January 1, 2019	2	10-K	10(f)	2/26/19	1-6523
10.20	Bank of America Corporation Key Employee Equity Plan (formerly known as the Key Associate Stock Plan), as amended and restated effective May 6, 2015 (2015 KEEP)	2	8-K	10.2	5/7/15	1-6523
10.21	First Amendment to the 2015 KEEP dated December 19, 2018	2	10-K	10(mm)	2/26/19	1-6523
10.22	Second Amendment to the 2015 KEEP dated April 24, 2019	2	8-K	10.1	4/24/19	1-6523

Bank of America 172

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
10.23	Bank of America Corporation Equity Plan (formerly known as the Key Employee Equity Plan), as amended and restated effective April 20, 2021 (2021 BACEP)	2	8-K	10.1	4/22/21	1-6523
10.24	Form of Cash-settled Restricted Stock Units Award Agreement (February 2016 and subsequent grants) under the 2015 KEEP	2	10-Q	10(a)	5/2/16	1-6523
10.25	Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2015 KEEP and the 2021 BACEP	2	10-K	10(h)	2/26/19	1-6523
10.26	Form of Time-based Restricted Stock Units Award Agreement (February 2020) under the 2015 KEEP	2	10-Q	10.1	5/1/20	1-6523
10.27	Form of Performance Restricted Stock Units Award Agreement (February 2020) under the 2015 KEEP	2	10-Q	10.2	5/1/20	1-6523
10.28	Form of Time-based Restricted Stock Units Award Agreement (February 2021) under the 2015 KEEP	2	10-Q	10.1	4/29/21	1-6523
10.29	Form of Performance Restricted Stock Units Award Agreement (February 2021) under the 2015 KEEP	2	10-Q	10.2	4/29/21	1-6523
10.30	Form of Cash-settled Restricted Stock Units Award Agreement under the 2021 BACEP	2	10-K	10.32	2/22/22	1-6523
10.31	Form of Time-Based Restricted Stock Units Award Agreement under the 2021 BACEP	2	10-K	10.33	2/22/22	1-6523
10.32	Form of Performance-Based Restricted Stock Units Award Agreement under the 2021 BACEP	2	10-K	10.34	2/22/22	1-6523
10.33	Form of Phantom Restricted Stock Units Award Agreement	2	10-K	10.35	2/22/22	1-6523
10.34	Amendment to various plans in connection with FleetBoston Financial Corporation merger dated October 27, 2003	2	10-K	10(v)	3/1/04	1-6523
10.35	FleetBoston Supplemental Executive Retirement Plan effective December 31, 2004	2	10-K	10(r)	3/1/05	1-6523
10.36	FleetBoston Executive Deferred Compensation Plan No. 2 effective December 16, 2003	2	10-K	10(u)	3/1/05	1-6523
10.37	FleetBoston Executive Supplemental Plan effective December 31, 2004	2	10-K	10(v)	3/1/05	1-6523
10.38	Retirement Income Assurance Plan for Legacy Fleet, as amended and restated effective January 1, 2009	2	10-K	10(p)	2/26/10	1-6523
10.39	First Amendment to the Retirement Income Assurance Plan for Legacy Fleet, as amended and restated effective January 1, 2009	2	10-K	10(I)	2/28/13	1-6523
10.40	Officer's Certificate of Global Compensation, Benefits and Shared Services Executive Regarding Wanger Divestiture	2	10-K	10(c)	2/25/11	1-6523
10.41	Trust Agreement for the FleetBoston Executive Deferred Compensation Plans No. 1 and 2 dated December 17, 1997	2	10-K	10(x)	3/1/05	1-6523
10.42	Trust Agreement for the FleetBoston Executive Supplemental Plan dated June 19, 1996	2	10-K	10(y)	3/1/05	1-6523
10.43	Trust Agreement for the FleetBoston Retirement Income Assurance Plan and the FleetBoston Supplemental Executive Retirement Plan dated June 19, 1996	2	10-K	10(z)	3/1/05	1-6523
10.44	FleetBoston Directors Deferred Compensation and Stock Unit Plan effective January 1, 2004	2	10-K	10(aa)	3/1/05	1-6523
10.45	BankBoston Corporation and its Subsidiaries Deferred Compensation Plan dated December 24, 2001	2	10-K	10(cc)	3/1/05	1-6523
10.46	BankBoston Director Stock Award Plan effective July 1, 1998	2	10-K	10(hh)	3/1/05	1-6523
10.47	BankBoston Corporation Directors’ Deferred Compensation Plan effective March 1, 1988	2	10-K	10(ii)	3/1/05	1-6523
10.48	BankBoston, N.A. Directors’ Deferred Compensation Plan effective March 1, 1988	2	10-K	10(jj)	3/1/05	1-6523
10.49	Description of BankBoston Director Retirement Benefits Exchange Program	2	10-K	10(ll)	3/1/05	1-6523
10.50	Global amendment to definition of “change in control” or “change of control,” together with a list of plans affected by such amendment	2	10-K	10(oo)	3/1/05	1-6523
10.51	Employment Agreement dated October 27, 2003 between registrant and Brian T. Moynihan	2	S-4	10(d)	12/4/03	333-110924
10.52	Cancellation Agreement dated October 26, 2005 between registrant and Brian T. Moynihan	2	8-K	10.1	10/26/05	1-6523
10.53	Agreement Regarding Participation in the Fleet Boston Supplemental Executive Retirement Plan dated October 26, 2005 between registrant and Brian T. Moynihan	2	8-K	10.2	10/26/05	1-6523
10.54	Employment Letter dated May 1, 2008 between Merrill Lynch & Co., Inc. and Thomas K. Montag and Summary of Agreement with respect to Post-Employment Medical Coverage	2	10-K	10(bbb)	2/26/10	1-6523
10.55	Securities Purchase Agreement dated August 25, 2011 between registrant and Berkshire Hathaway Inc. (including forms of the certificate of Designations, Warrant and Registration Rights Agreement)		8-K	1.1	8/25/11	1-6523
10.56	Amended and Restated Aircraft Time Sharing Agreement (Multiple Aircraft) dated June 26, 2018 between Bank of America, N.A. and Brian T. Moynihan	2	10-Q	10	7/30/18	1-6523

173 Bank of America

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
10.57	Form of Aircraft Time Sharing Agreement (Multiple Aircraft) between Bank of America, N.A. and certain executive officers of the Corporation, including certain Named Executive Officers	2	10-Q	10(b)	7/29/19	1-6523
10.58	Amended Exhibit B to the Form of Aircraft Time Sharing Agreement (Multiple Aircraft) between Bank of America, N.A. and certain executive officers of the Corporation, including certain Named Executive Officers	2	10-Q	10.1	10/28/22	1-6523
10.59	Letter Agreement dated November 9, 2021 between the Corporation and James P. DeMare	2, 3	10-Q	10.1	4/29/22	1-6523
10.60	Employment Offer Letter dated March 4, 2019 between the Corporation and Matthew M. Koder	2, 3	10-Q	10.2	4/29/22	1-6523
10.61	Letter of Understanding dated March 4, 2019 between the Corporation and Matthew M. Koder	2, 3	10-Q	10.3	4/29/22	1-6523
10.62	Appointment Letter dated December 1, 2022 between Bank of America Europe Designated Activity Company and Paul M. Donofrio with respect to board service as Chair and Non-Executive Director	1, 2, 3
21	Direct and Indirect Subsidiaries of Bank of America Corporation As of December 31, 2022	1
22	Subsidiary Issuers of Guaranteed Securities	1
23	Consent of PricewaterhouseCoopers LLP	1
24	Power of Attorney	1
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	4
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	4
99.1	Bank of America Corporation Corporate Policy Regarding Seeking Stockholder Approval of Future Severance Agreements	1
101.INS	Inline XBRL Instance Document	5
101.SCH	Inline XBRL Taxonomy Extension Schema Document	1
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	1
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	1
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	1
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	1
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)Filed Herewith.
(2)Exhibit is a management contract or compensatory plan or arrangement.
(3)As permitted by Regulation S-K, Item 601(b)(10)(iv) of the Securities Exchange Act of 1934, as amended, certain portions of this exhibit have been redacted from the publicly filed document.
(4)Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
(5)The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
Item 16. Form 10-K Summary
Not applicable.

Bank of America 174

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 22, 2023

Bank of America Corporation

By:	/s/ Brian T. Moynihan
Brian T. Moynihan
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian T. Moynihan	Chief Executive Officer, President, Chair and Director (Principal Executive Officer)	February 22, 2023
Brian T. Moynihan

*/s/ Alastair M. Borthwick	Chief Financial Officer (Principal Financial Officer)	February 22, 2023
Alastair M. Borthwick

*/s/ Rudolf A. Bless	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2023
Rudolf A. Bless

*/s/ Sharon L. Allen	Director	February 22, 2023
Sharon L. Allen

*/s/ José E. Almeida	Director	February 22, 2023
José E. Almeida

*/s/ Frank P. Bramble, Sr.	Director	February 22, 2023
Frank P. Bramble, Sr.

*/s/ Pierre J.P. de Weck	Director	February 22, 2023
Pierre J.P. de Weck

*/s/ Arnold W. Donald	Director	February 22, 2023
Arnold W. Donald

*/s/ Linda P. Hudson	Director	February 22, 2023
Linda P. Hudson

*/s/ Monica C. Lozano	Director	February 22, 2023
Monica C. Lozano

*/s/ Lionel L. Nowell III	Director	February 22, 2023
Lionel L. Nowell III

*/s/ Denise L. Ramos	Director	February 22, 2023
Denise L. Ramos

175 Bank of America

	Signature	Title	Date

	*/s/ Clayton S. Rose	Director	February 22, 2023
Clayton S. Rose

	*/s/ Michael D. White	Director	February 22, 2023
Michael D. White

	*/s/ Thomas D. Woods	Director	February 22, 2023
Thomas D. Woods

	*/s/ R. David Yost	Director	February 22, 2023
R. David Yost

	*/s/ Maria T. Zuber	Director	February 22, 2023
Maria T. Zuber

*By	/s/ Ross E. Jeffries, Jr.
Ross E. Jeffries, Jr. Attorney-in-Fact

Bank of America 176