Form 10-Q
period 2023-06-30
BANK OF AMERICA CORP /DE/
filed 2023-07-31
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
Yes ☐ No ☑
On July 28, 2023, there were 7,946,371,758 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation and Subsidiaries
June 30, 2023
Form 10-Q
INDEX
Part I. Financial Information

1 Bank of America

Part II. Other Information
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Bank of America Corporation (the “Corporation”) and its management may make certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements often use words such as “anticipates,” “targets,” “expects,” “hopes,” “estimates,” “intends,” “plans,” “goals,” “believes,” “continue” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.” Forward-looking statements represent the Corporation’s current expectations, plans or forecasts of its future results, revenues, liquidity, net interest income, provision for credit losses, expenses, efficiency ratio, capital measures, strategy, deposits, assets, and future business and economic conditions more generally, and other future matters. These statements are not guarantees of future results or performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of the Corporation’s 2022 Annual Report on Form 10-K and in any of the Corporation’s subsequent Securities and Exchange Commission filings: the Corporation’s potential judgments, orders, settlements, penalties, fines and reputational damage resulting from pending or future litigation and regulatory investigations, proceedings and enforcement actions, including as a result of our participation in and execution of government programs related to the Coronavirus Disease 2019 (COVID-19) pandemic, such as the processing of unemployment benefits for California and certain other states; the possibility that the Corporation's future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, and regulatory and government actions; the possibility that the Corporation could face increased claims from one or more parties involved in mortgage securitizations; the Corporation's ability to resolve representations and warranties repurchase and related claims; the risks related to the discontinuation of the London Interbank Offered Rate and other reference rates, including increased expenses and litigation and the effectiveness of hedging strategies; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates, inflation, currency exchange rates, economic conditions, trade policies and tensions, including tariffs, and potential geopolitical instability; the impact of the interest rate, inflationary, macroeconomic, banking and regulatory environment on the Corporation’s assets, business, financial condition and results of operations; the impact of adverse developments affecting the U.S. or global banking industry, including bank failures and liquidity concerns, resulting in worsening economic and market volatility, and regulatory responses thereto; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business; potential losses related to the Corporation’s concentration of credit risk; the Corporation’s ability to achieve its expense targets and expectations regarding revenue, net interest income, provision for credit losses, net charge-offs, effective tax rate, loan growth or other projections; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements, stress capital buffer requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of changes in or interpretations of income tax laws and regulations; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including, but not limited to, recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards, derivatives regulations and potential changes to loss allocations between financial institutions and customers, including for losses incurred from the use of our products and services, including Zelle, that were authorized by the customer but induced by fraud; a failure or disruption in or breach of the Corporation’s operational or security systems, data or infrastructure, or those of third parties, including as a result of cyberattacks or campaigns; the risks related to the transition and physical impacts of climate change; our ability to achieve environmental, social and governance goals and commitments or the impact of any changes in the Corporation’s sustainability strategy or commitments generally; the impact of any future federal government shutdown and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary or regulatory policy; the emergence or continuation of widespread health emergencies or pandemics; the impact of natural disasters, extreme weather events, military conflict (including the Russia/Ukraine conflict, the possible expansion of such conflict

Bank of America 2

and potential geopolitical consequences), terrorism or other geopolitical events; and other matters.
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
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “Bank of America,” “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At June 30, 2023, the Corporation had $3.1 trillion in assets and a headcount of approximately 216,000 employees.
As of June 30, 2023, we served clients through operations across the U.S., its territories and more than 35 countries. Our retail banking footprint covers all major markets in the U.S., and we serve approximately 68 million consumer and small business clients with approximately 3,900 retail financial centers, approximately 15,000 ATMs, and leading digital banking platforms (www.bankofamerica.com) with approximately 46 million active users, including approximately 37 million active mobile users. We offer industry-leading support to approximately four million small business households. Our GWIM businesses, with client balances of $3.6 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
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
Recent Developments
Capital Management
The Board of Governors of the Federal Reserve System (Federal Reserve) requires BHCs to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing the Comprehensive Capital Analysis and Review (CCAR) capital plan. On July 27, 2023, the Federal Reserve released final 2023 CCAR supervisory stress test results for Bank of America. Based on the results, our stress capital buffer (SCB) will be 2.5 percent, 90 basis points (bps) lower than the current level of 3.4 percent, and our Common equity tier 1 (CET1) minimum requirement will decline to 9.5 percent effective October 1, 2023. Beginning January 1, 2024, we expect our minimum CET1 requirement to increase 50 bps, aligned with planned growth in the global systemically important bank (G-SIB) surcharge.
On July 27, 2023, U.S. banking regulators issued proposed rules that would update future U.S. regulatory capital requirements, including the calculation of risk-weighted assets and the G-SIB surcharge. Under the capital proposal, the requirements would be phased in over three years beginning July 1, 2025. The Corporation is evaluating the impact of the proposed rules on its regulatory capital.
On July 19, 2023, the Corporation’s Board of Directors (the Board) declared a quarterly common stock dividend of $0.24 per share, an increase of nine percent compared to the prior dividend rate, payable on September 29, 2023 to shareholders of record as of September 1, 2023.
For more information on our capital resources, see Capital Management on page 22.
FDIC Special Assessment
On May 11, 2023, the Federal Deposit Insurance Corporation (FDIC) issued a proposed rule that would impose a special assessment to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors of Silicon Valley Bank and Signature Bank associated with their closures, and the systemic risk determination announced by the FDIC on March 12, 2023. While the timing and amount of any expense recognition are unknown until the proposed rule is finalized, if the final rule is issued as proposed, the estimated impact of the special assessment on the Corporation would be a noninterest expense of approximately $1.9 billion that would be recognized upon finalization of the rule. For more information, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.
LIBOR and Other Benchmark Rates
Immediately after June 30, 2023, the remaining U.S. dollar (USD) London Interbank Offered Rate (LIBOR) settings (i.e., overnight, one month, three month, six month and 12 month) ceased or became non-representative (LIBOR Cessation), although the Financial Conduct Authority (FCA) is requiring LIBOR’s administrator, ICE Benchmark Administration Limited, to continue publication of the one-month, three-month and six-month USD LIBOR settings on a “synthetic” basis (calculated using the relevant CME Term SOFR Reference Rate plus the respective International Swaps and Derivatives Association fixed spread adjustment) for use in legacy contracts, which publication the FCA intends will continue until September 30,

3 Bank of America

2024. The Corporation will continue to monitor developments related to ongoing benchmark reform and the transition to alternative reference rates (ARRs) for expected impact on the Corporation and financial markets more broadly.
In connection with LIBOR Cessation, the Corporation has substantially completed the transition process for its products and contracts referencing USD LIBOR to ARRs, subject to certain remaining notional contractual exposures not significant to the Corporation. For the insignificant amount of products and contracts that have temporarily transitioned to synthetic USD LIBOR, the Corporation expects to transition these exposures to ARRs consistent with the temporary nature of synthetic USD LIBOR.
Additionally, in connection with LIBOR Cessation, certain central counterparties completed processes to convert outstanding USD LIBOR-cleared derivatives to ARR positions. In March 2023 and June 2023, the Corporation made announcements regarding the transition paths away from either USD LIBOR or the USD LIBOR ICE Swap Rate, as applicable, for certain outstanding securities issued by the Corporation, BofA
Finance LLC and certain other affiliated issuers. For more information on those announcements, see the Corporation’s Current Reports on Form 8-K filed with the SEC on March 31, 2023 and June 26, 2023.
As previously disclosed, as a result of the transition of Interbank Offered Rate-based products and contracts to various ARRs, including the Secured Overnight Financing Rate (SOFR), the Corporation has begun using ARRs in its baseline forecast of net interest income. For more information, see Interest Rate Risk Management for the Banking Book on page 45.
For more information on the replacement of LIBOR and other benchmark rates, including the Corporation’s efforts in connection with the replacement of LIBOR and other benchmark rates, see Executive Summary – Recent Developments – LIBOR and Other Benchmark Rates in the MD&A and Item 1A. Risk Factors – Other of the Corporation’s 2022 Annual Report on Form 10-K, which discusses the Corporation’s risks related to the replacement of LIBOR and other benchmark rates, including risks related to litigation claims or other disputes with respect to the transition path for a particular product or contract.
Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2023	2022	2023	2022
Income statement
Net interest income	$14,158	$12,444	$28,606	$24,016
Noninterest income	11,039	10,244	22,849	21,900
Total revenue, net of interest expense	25,197	22,688	51,455	45,916
Provision for credit losses	1,125	523	2,056	553
Noninterest expense	16,038	15,273	32,276	30,592
Income before income taxes	8,034	6,892	17,123	14,771
Income tax expense	626	645	1,554	1,457
Net income	7,408	6,247	15,569	13,314
Preferred stock dividends	306	315	811	782
Net income applicable to common shareholders	$7,102	$5,932	$14,758	$12,532
Per common share information
Earnings	$0.88	$0.73	$1.83	$1.54
Diluted earnings	0.88	0.73	1.82	1.53
Dividends paid	0.22	0.21	0.44	0.42
Performance ratios
Return on average assets (1)	0.94%	0.79%	1.00%	0.84%
Return on average common shareholders’ equity (1)	11.21	9.93	11.84	10.48
Return on average tangible common shareholders’ equity (2)	15.49	14.05	16.42	14.78
Efficiency ratio (1)	63.65	67.32	62.73	66.63
			June 30 2023	December 31 2022

Balance sheet
Total loans and leases			$1,051,224	$1,045,747
Total assets			3,123,198	3,051,375
Total deposits			1,877,209	1,930,341
Total liabilities			2,839,879	2,778,178
Total common shareholders’ equity			254,922	244,800
Total shareholders’ equity			283,319	273,197
(1)For definitions, see Key Metrics on page 105.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most closely related financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 48.

Bank of America 4

Net income was $7.4 billion and $15.6 billion, or $0.88 and $1.82 per diluted share, for the three and six months ended June 30, 2023 compared to $6.2 billion and $13.3 billion, or $0.73 and $1.53 per diluted share, for the same periods in 2022. The increase in net income was primarily due to higher net interest income and noninterest income, partially offset by higher noninterest expense and provision for credit losses.
Total assets increased $71.8 billion from December 31, 2022 to $3.1 trillion primarily driven by higher cash and cash equivalents due to sales and paydowns of debt securities to support balance sheet and liquidity positioning and higher trading account assets in Global Markets.
Total liabilities increased $61.7 billion from December 31, 2022 to $2.8 trillion primarily driven by higher securities financing activity and short-term borrowings to support balance sheet and liquidity positioning, partially offset by lower deposits primarily due to an increase in customer debt payments, customers’ movement of balances to higher yielding investment alternatives and seasonal outflows.
Shareholders’ equity increased $10.1 billion from December 31, 2022 primarily due to an increase in net income, partially offset by returns of capital to shareholders through common and preferred stock dividends and common stock repurchases.
Net Interest Income
Net interest income increased $1.7 billion to $14.2 billion, and $4.6 billion to $28.6 billion for the three and six months ended June 30, 2023 compared to the same periods in 2022. Net interest yield on a fully taxable-equivalent (FTE) basis increased 20 bps to 2.06 percent and 36 bps to 2.13 percent for the three and six months ended June 30, 2023. The increases were primarily driven by benefits from higher interest rates, including lower premium amortization expense and loan growth, partially offset by higher funding costs, including increased rates paid on deposits, and lower net interest income related to Global Markets activity. For more information on net interest yield and FTE basis, see Supplemental Financial Data on page 7, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 45.
Noninterest Income

Table 2	Noninterest Income

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2023	2022	2023	2022
Fees and commissions:
Card income		$1,546	$1,555	$3,015	$2,958
Service charges		1,364	1,717	2,774	3,550
Investment and brokerage services		3,839	4,091	7,691	8,383
Investment banking fees		1,212	1,128	2,375	2,585
Total fees and commissions		7,961	8,491	15,855	17,476
Market making and similar activities		3,697	2,717	8,409	5,955
Other income		(619)	(964)	(1,415)	(1,531)
Total noninterest income		$11,039	$10,244	$22,849	$21,900
Noninterest income increased $795 million to $11.0 billion and $949 million to $22.8 billion for the three and six months ended June 30, 2023 compared to the same periods in 2022. The following highlights the significant changes.
●    Service charges decreased $353 million and $776 million primarily driven by the impact of non-sufficient funds and overdraft policy changes as well as lower treasury service charges.
●    Investment and brokerage services decreased $252 million and $692 million primarily driven by lower asset management fees and brokerage fees due to lower average equity and fixed income market levels and transactional volumes, partially offset by the impact of positive assets under management (AUM) flows.
●    Investment banking fees increased $84 million for the three-month period primarily due to higher equity issuance fees, partially offset by lower debt issuance and advisory fees. The six-month period decreased $210 million primarily due to lower debt issuance and advisory fees, partially offset by higher equity issuance fees.
●    Market making and similar activities increased $980 million and $2.5 billion primarily driven by improved trading in credit and macro products in fixed income, currencies and commodities (FICC) and by the impact of higher interest rates on client financing activities in Equities.
●    Other income increased $345 million and $116 million primarily due to certain negative valuation adjustments in the prior-year periods, partially offset by losses on sales of available-for-sale (AFS) debt securities in the current-year periods.
Provision for Credit Losses
The provision for credit losses increased $602 million to $1.1 billion and $1.5 billion to $2.1 billion for the three and six months ended June 30, 2023 compared to the same periods in 2022. The provision for credit losses for the current-year periods was driven by our consumer portfolio primarily due to credit card loan growth and asset quality, partially offset by certain improved macroeconomic conditions that primarily benefited our commercial portfolio. For the same periods in the prior year, the provision for credit losses was primarily driven by loan growth and a dampened macroeconomic outlook, partially offset by asset quality improvement and reduced COVID-19 pandemic uncertainties. In addition, the six-month period in the prior year was also driven by a reserve build related to Russian exposure. For more information on the provision for credit losses, see Allowance for Credit Losses on page 41.

5 Bank of America

Noninterest Expense

Table 3	Noninterest Expense

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2023	2022	2023	2022
Compensation and benefits		$9,401	$8,917	$19,319	$18,399
Occupancy and equipment		1,776	1,748	3,575	3,508
Information processing and communications		1,644	1,535	3,341	3,075
Product delivery and transaction related		956	924	1,846	1,857
Marketing		513	463	971	860
Professional fees		527	518	1,064	968
Other general operating		1,221	1,168	2,160	1,925
Total noninterest expense		$16,038	$15,273	$32,276	$30,592
Noninterest expense increased $765 million to $16.0 billion and $1.7 billion to $32.3 billion for the three and six months ended June 30, 2023 compared to the same periods in 2022.
The increases were primarily due to higher investments in people and technology, FDIC expense and certain taxes, partially offset by lower revenue-related compensation.
Income Tax Expense

Table 4	Income Tax Expense

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2023	2022	2023	2022
Income before income taxes		$8,034	$6,892	$17,123	$14,771
Income tax expense		626	645	1,554	1,457
Effective tax rate		7.8%	9.4%	9.1%	9.9%
The effective tax rates for the three and six months ended June 30, 2023 and 2022 were primarily driven by our recurring tax preference benefits that mainly consist of tax credits from ESG investments in affordable housing and renewable energy.
Absent the ESG tax credits and discrete tax benefits, the effective tax rates would have been 26 percent for the three months ended June 30, 2023 and 2022, and 26 percent and 25 percent for the six months ended June 30, 2023 and 2022.

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
Key Performance Indicators
We present certain key financial and nonfinancial performance indicators (key performance indicators) that management uses when assessing our consolidated and/or segment results. We believe they are useful to investors because they provide additional information about our underlying operational performance and trends. These key performance indicators (KPIs) may not be defined or calculated in the same way as similar KPIs used by other companies. For information on how these metrics are defined, see Key Metrics on page 105.
Our consolidated key performance indicators, which include various equity and credit metrics, are presented in Table 1 on page 4 and Table 5 on page 8.
For information on key segment performance metrics, see Business Segment Operations on page 11.

7 Bank of America

Table 5	Selected Financial Data
						Six Months Ended
	2023 Quarters		2022 Quarters			June 30
(In millions, except per share information)	Second	First	Fourth	Third	Second	2023	2022
Income statement
Net interest income	$14,158	$14,448	$14,681	$13,765	$12,444	$28,606	$24,016
Noninterest income	11,039	11,810	9,851	10,737	10,244	22,849	21,900
Total revenue, net of interest expense	25,197	26,258	24,532	24,502	22,688	51,455	45,916
Provision for credit losses	1,125	931	1,092	898	523	2,056	553
Noninterest expense	16,038	16,238	15,543	15,303	15,273	32,276	30,592
Income before income taxes	8,034	9,089	7,897	8,301	6,892	17,123	14,771
Income tax expense	626	928	765	1,219	645	1,554	1,457
Net income	7,408	8,161	7,132	7,082	6,247	15,569	13,314
Net income applicable to common shareholders	7,102	7,656	6,904	6,579	5,932	14,758	12,532
Average common shares issued and outstanding	8,040.9	8,065.9	8,088.3	8,107.7	8,121.6	8,053.5	8,129.3
Average diluted common shares issued and outstanding	8,080.7	8,182.3	8,155.7	8,160.8	8,163.1	8,162.6	8,182.2
Performance ratios
Return on average assets (1)	0.94%	1.07%	0.92%	0.90%	0.79%	1.00%	0.84%
Four-quarter trailing return on average assets (2)	0.96	0.92	0.88	0.87	0.89	n/a	n/a
Return on average common shareholders’ equity (1)	11.21	12.48	11.24	10.79	9.93	11.84	10.48
Return on average tangible common shareholders’ equity (3)	15.49	17.38	15.79	15.21	14.05	16.42	14.78
Return on average shareholders’ equity (1)	10.52	11.94	10.38	10.37	9.34	11.22	9.99
Return on average tangible shareholders’ equity (3)	14.00	15.98	13.98	13.99	12.66	14.97	13.52
Total ending equity to total ending assets	9.07	8.77	8.95	8.77	8.65	9.07	8.65
Common equity ratio (1)	8.16	7.88	8.02	7.82	7.71	8.16	7.71
Total average equity to total average assets	8.89	8.95	8.87	8.73	8.49	8.92	8.44
Dividend payout (1)	24.88	23.17	25.71	27.06	28.68	23.99	27.20
Per common share data
Earnings	$0.88	$0.95	$0.85	$0.81	$0.73	$1.83	$1.54
Diluted earnings	0.88	0.94	0.85	0.81	0.73	1.82	1.53
Dividends paid	0.22	0.22	0.22	0.22	0.21	0.44	0.42
Book value (1)	32.05	31.58	30.61	29.96	29.87	32.05	29.87
Tangible book value (3)	23.23	22.78	21.83	21.21	21.13	23.23	21.13
Market capitalization	$228,188	$228,012	$264,853	$242,338	$250,136	$228,188	$250,136
Average balance sheet
Total loans and leases	$1,046,608	$1,041,352	$1,039,247	$1,034,334	$1,014,886
Total assets	3,175,358	3,096,058	3,074,289	3,105,546	3,157,855
Total deposits	1,875,353	1,893,649	1,925,544	1,962,775	2,012,079
Long-term debt	248,480	244,759	243,871	250,204	245,781
Common shareholders’ equity	254,028	248,855	243,647	241,882	239,523
Total shareholders’ equity	282,425	277,252	272,629	271,017	268,197
Asset quality
Allowance for credit losses (4)	$14,338	$13,951	$14,222	$13,817	$13,434
Nonperforming loans, leases and foreclosed properties (5)	4,274	4,083	3,978	4,156	4,326
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.24%	1.20%	1.22%	1.20%	1.17%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	314	319	333	309	288
Net charge-offs	$869	$807	$689	$520	$571
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.33%	0.32%	0.26%	0.20%	0.23%
Capital ratios at period end (6)
Common equity tier 1 capital	11.6%	11.4%	11.2%	11.0%	10.5%
Tier 1 capital	13.3	13.1	13.0	12.8	12.3
Total capital	15.1	15.0	14.9	14.7	14.2
Tier 1 leverage	7.1	7.1	7.0	6.8	6.5
Supplementary leverage ratio	6.0	6.0	5.9	5.8	5.5
Tangible equity (3)	7.0	6.7	6.8	6.6	6.5
Tangible common equity (3)	6.1	5.8	5.9	5.7	5.6
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets	28.8%	28.8%	29.0%	28.9%	27.8%
Total loss-absorbing capacity to supplementary leverage exposure	13.0	13.1	13.2	13.0	12.6
Eligible long-term debt to risk-weighted assets	14.6	14.8	15.2	15.2	14.7
Eligible long-term debt to supplementary leverage exposure	6.6	6.7	6.9	6.8	6.6
(1)For definitions, see Key Metrics on page 105.
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
(5)Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 34 and corresponding Table 25 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 38 and corresponding Table 31.
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 22.
n/a = not applicable

Bank of America 8

Table 6	Quarterly Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	Second Quarter 2023			Second Quarter 2022
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$359,042	$4,303	4.81%	$178,313	$282	0.63%
Time deposits placed and other short-term investments	11,271	129	4.56	7,658	12	0.62
Federal funds sold and securities borrowed or purchased under agreements to resell	294,535	4,955	6.75	304,684	396	0.52
Trading account assets	187,420	2,091	4.47	147,442	1,241	3.37
Debt securities	771,355	4,717	2.44	945,927	4,067	1.72
Loans and leases (2)
Residential mortgage	228,758	1,704	2.98	228,529	1,571	2.75
Home equity	25,957	353	5.45	27,415	235	3.44
Credit card	94,431	2,505	10.64	81,024	1,954	9.68
Direct/Indirect and other consumer	104,915	1,274	4.87	108,639	696	2.57
Total consumer	454,061	5,836	5.15	445,607	4,456	4.01
U.S. commercial	379,027	4,786	5.06	363,978	2,525	2.78
Non-U.S. commercial	125,827	1,949	6.21	128,237	696	2.18
Commercial real estate (3)	74,065	1,303	7.06	63,072	476	3.02
Commercial lease financing	13,628	149	4.38	13,992	104	2.95
Total commercial	592,547	8,187	5.54	569,279	3,801	2.68
Total loans and leases	1,046,608	14,023	5.37	1,014,886	8,257	3.26
Other earning assets	102,712	2,271	8.88	108,180	823	3.06
Total earning assets	2,772,943	32,489	4.70	2,707,090	15,078	2.23
Cash and due from banks	26,098			29,025
Other assets, less allowance for loan and lease losses	376,317			421,740
Total assets	$3,175,358			$3,157,855
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$951,403	$3,565	1.50%	$985,983	$189	0.08%
Time and savings deposits	230,008	1,452	2.53	156,824	42	0.11
Total U.S. interest-bearing deposits	1,181,411	5,017	1.70	1,142,807	231	0.08
Non-U.S. interest-bearing deposits	96,802	768	3.18	79,471	89	0.45
Total interest-bearing deposits	1,278,213	5,785	1.82	1,222,278	320	0.11
Federal funds purchased and securities loaned or sold under agreements to repurchase	322,728	5,807	7.22	214,777	454	0.85
Short-term borrowings and other interest-bearing liabilities	163,739	2,548	6.24	134,790	99	0.30
Trading account liabilities	44,944	472	4.22	54,005	370	2.74
Long-term debt	248,480	3,584	5.78	245,781	1,288	2.10
Total interest-bearing liabilities	2,058,104	18,196	3.55	1,871,631	2,531	0.54
Noninterest-bearing sources
Noninterest-bearing deposits	597,140			789,801
Other liabilities (4)	237,689			228,226
Shareholders’ equity	282,425			268,197
Total liabilities and shareholders’ equity	$3,175,358			$3,157,855
Net interest spread			1.15%			1.69%
Impact of noninterest-bearing sources			0.91			0.17
Net interest income/yield on earning assets (5)		$14,293	2.06%		$12,547	1.86%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 45.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes U.S. commercial real estate loans of $68.0 billion and $58.9 billion, and non-U.S. commercial real estate loans of $6.0 billion and $4.1 billion for the second quarter of 2023 and 2022.
(4)Includes $39.9 billion and $29.7 billion of structured notes and liabilities for the second quarter of 2023 and 2022.
(5)Net interest income includes FTE adjustments of $135 million and $103 million for the second quarter of 2023 and 2022.

9 Bank of America

Table 7	Year-to-Date Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
	Six Months Ended June 30
(Dollars in millions)	2023			2022
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$281,303	$6,302	4.52%	$211,458	$368	0.35%
Time deposits placed and other short-term investments	10,928	237	4.37	8,451	24	0.57
Federal funds sold and securities borrowed or purchased under agreements to resell	291,053	8,667	6.01	302,059	389	0.26
Trading account assets	185,549	4,131	4.49	149,693	2,337	3.14
Debt securities	811,046	10,202	2.51	960,709	7,905	1.65
Loans and leases (2)
Residential mortgage	229,015	3,388	2.96	226,267	3,096	2.74
Home equity	26,234	670	5.15	27,599	455	3.33
Credit card	93,110	4,931	10.68	79,724	3,894	9.85
Direct/Indirect and other consumer	105,284	2,460	4.71	106,645	1,275	2.41
Total consumer	453,643	11,449	5.08	440,235	8,720	3.98
U.S. commercial	377,945	9,257	4.94	355,293	4,652	2.64
Non-U.S. commercial	126,412	3,727	5.95	123,528	1,200	1.96
Commercial real estate (3)	72,337	2,447	6.82	63,069	863	2.76
Commercial lease financing	13,657	296	4.35	14,317	210	2.94
Total commercial	590,351	15,727	5.37	556,207	6,925	2.51
Total loans and leases	1,043,994	27,176	5.24	996,442	15,645	3.16
Other earning assets	98,592	4,563	9.33	114,454	1,410	2.48
Total earning assets	2,722,465	61,278	4.53	2,743,266	28,078	2.06
Cash and due from banks	26,936			28,556
Other assets, less allowance for loan and lease losses	386,478			410,818
Total assets	$3,135,879			$3,182,640
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$963,178	$6,355	1.33%	$993,542	$269	0.05%
Time and savings deposits	213,587	2,371	2.24	160,382	82	0.10
Total U.S. interest-bearing deposits	1,176,765	8,726	1.50	1,153,924	351	0.06
Non-U.S. interest-bearing deposits	94,218	1,373	2.94	80,669	133	0.33
Total interest-bearing deposits	1,270,983	10,099	1.60	1,234,593	484	0.08
Federal funds purchased and securities loaned or sold under agreements to repurchase	289,556	9,358	6.52	215,958	533	0.50
Short-term borrowings and other interest-bearing liabilities (4)	160,331	5,177	6.51	130,645	(92)	(0.14)
Trading account liabilities	44,451	976	4.43	59,094	734	2.50
Long-term debt	246,630	6,793	5.53	245,911	2,194	1.80
Total interest-bearing liabilities	2,011,951	32,403	3.24	1,886,201	3,853	0.41
Noninterest-bearing sources
Noninterest-bearing deposits	613,468			794,259
Other liabilities (5)	230,607			233,430
Shareholders’ equity	279,853			268,750
Total liabilities and shareholders’ equity	$3,135,879			$3,182,640
Net interest spread			1.29%			1.65%
Impact of noninterest-bearing sources			0.84			0.12
Net interest income/yield on earning assets (6)		$28,875	2.13%		$24,225	1.77%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 45.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes U.S. commercial real estate loans of $66.8 billion and $58.7 billion and non-U.S. commercial real estate loans of $5.5 billion and $4.3 billion for the six months ended June 30, 2023 and 2022.
(4)For more information on negative interest, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.
(5)Includes $38.6 billion and $29.9 billion of structured notes and liabilities for the six months ended June 30, 2023 and 2022.
(6)Net interest income includes FTE adjustments of $269 million and $209 million for the six months ended June 30, 2023 and 2022.

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
Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
	Three Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022	2023	2022	% Change
Net interest income	$5,733	$4,477	$2,704	$2,610	$8,437	$7,087	19%
Noninterest income:
Card income	(10)	(9)	1,351	1,329	1,341	1,320	2
Service charges	524	678	1	1	525	679	(23)
All other income	177	55	44	(5)	221	50	n/m
Total noninterest income	691	724	1,396	1,325	2,087	2,049	2
Total revenue, net of interest expense	6,424	5,201	4,100	3,935	10,524	9,136	15

Provision for credit losses	103	142	1,164	208	1,267	350	n/m
Noninterest expense	3,428	3,055	2,025	1,904	5,453	4,959	10
Income before income taxes	2,893	2,004	911	1,823	3,804	3,827	(1)
Income tax expense	723	491	228	447	951	938	1
Net income	$2,170	$1,513	$683	$1,376	$2,853	$2,889	(1)

Effective tax rate (1)					25.0%	24.5%

Net interest yield	2.29%	1.67%	3.58%	3.64%	3.24%	2.55%
Return on average allocated capital	64	47	10	20	27	29
Efficiency ratio	53.33	58.74	49.43	48.38	51.81	54.28

Balance Sheet
	Three Months Ended June 30
Average	2023	2022	2023	2022	2023	2022	% Change
Total loans and leases	$4,078	$4,147	$302,584	$285,448	$306,662	$289,595	6%
Total earning assets (2)	1,002,528	1,072,773	302,944	287,512	1,045,743	1,114,552	(6)
Total assets (2)	1,035,969	1,106,098	309,228	294,407	1,085,469	1,154,773	(6)
Total deposits	1,001,307	1,072,166	5,030	5,854	1,006,337	1,078,020	(7)
Allocated capital	13,700	13,000	28,300	27,000	42,000	40,000	5

(1)Estimated at the segment level only.
(2)In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.
n/m = not meaningful

11 Bank of America

	Deposits		Consumer Lending		Total Consumer Banking
	Six Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022	2023	2022	% Change
Net interest income	$11,549	$8,529	$5,481	$5,238	$17,030	$13,767	24%
Noninterest income:
Card income	(20)	(17)	2,635	2,522	2,615	2,505	4
Service charges	1,122	1,521	2	2	1,124	1,523	(26)
All other income	374	123	87	31	461	154	n/m
Total noninterest income	1,476	1,627	2,724	2,555	4,200	4,182	—
Total revenue, net of interest expense	13,025	10,156	8,205	7,793	21,230	17,949	18

Provision for credit losses	286	215	2,070	83	2,356	298	n/m
Noninterest expense	6,843	6,063	4,083	3,817	10,926	9,880	11
Income before income taxes	5,896	3,878	2,052	3,893	7,948	7,771	2
Income tax expense	1,474	950	513	954	1,987	1,904	4
Net income	$4,422	$2,928	$1,539	$2,939	$5,961	$5,867	2

Effective tax rate (1)					25.0%	24.5%

Net interest yield	2.30%	1.62%	3.67%	3.71%	3.25	2.52
Return on average allocated capital	65	45	11	22	29	30
Efficiency ratio	52.53	59.70	49.77	48.97	51.46	55.04

Balance Sheet
	Six Months Ended June 30
Average	2023	2022	2023	2022	2023	2022	% Change
Total loans and leases	$4,099	$4,180	$301,126	$282,666	$305,225	$286,846	6%
Total earning assets (2)	1,012,432	1,061,693	301,378	284,400	1,055,419	1,103,707	(4)
Total assets (2)	1,045,933	1,095,281	307,760	291,052	1,095,302	1,143,947	(4)
Total deposits	1,011,285	1,061,267	4,949	5,853	1,016,234	1,067,120	(5)
Allocated capital	13,700	13,000	28,300	27,000	42,000	40,000	5

Period end	June 30 2023	December 31 2022	June 30 2023	December 31 2022	June 30 2023	December 31 2022	% Change
Total loans and leases	$4,122	$4,148	$305,613	$300,613	$309,735	$304,761	2%
Total earning assets (2)	999,281	1,043,049	306,121	300,787	1,043,228	1,085,079	(4)
Total assets (2)	1,034,405	1,077,203	312,281	308,007	1,084,512	1,126,453	(4)
Total deposits	999,262	1,043,194	5,220	5,605	1,004,482	1,048,799	(4)
See page 11 for footnotes.
Consumer Banking, comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. For more information about Consumer Banking, see Business Segment Operations in the MD&A of the Corporation’s 2022 Annual Report on Form 10-K.
Consumer Banking Results
Three-Month Comparison
Net income for Consumer Banking decreased $36 million to $2.9 billion due to an increase in provision for credit losses and higher noninterest expense, largely offset by higher revenue. Net interest income increased $1.4 billion to $8.4 billion primarily driven by higher interest rates and loan balances. Noninterest income increased $38 million to $2.1 billion, relatively unchanged from the same period a year ago.
The provision for credit losses increased $917 million to $1.3 billion primarily driven by credit card loan growth and asset quality in the current-year period, whereas the prior-year period benefitted from reduced COVID-19 pandemic uncertainties. Noninterest expense increased $494 million to $5.5 billion primarily driven by continued investments in employees and higher litigation expense, including consumer regulatory matters.
The return on average allocated capital was 27 percent, down from 29 percent, primarily due to an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 11.
Six-Month Comparison
Net income for Consumer Banking increased $94 million to $6.0 billion due to higher revenue, largely offset by an increase in provision for credit losses and higher noninterest expense. Net interest income increased $3.3 billion to $17.0 billion primarily due to the same factors as described in the three-month discussion. Noninterest income increased $18 million to $4.2 billion, relatively unchanged from the same period a year ago.
The provision for credit losses increased $2.1 billion to $2.4 billion primarily due to the same factors as described in the three-month discussion. Noninterest expense increased $1.0 billion to $10.9 billion primarily due to the same factors as described in the three-month discussion.
The return on average allocated capital was 29 percent, down from 30 percent, primarily due to the same factor as described in the three-month discussion.

Bank of America 12

Deposits
Three-Month Comparison
Net income for Deposits increased $657 million to $2.2 billion primarily due to higher revenue, partially offset by higher noninterest expense. Net interest income increased $1.3 billion to $5.7 billion primarily due to higher interest rates. Noninterest income decreased $33 million to $691 million primarily driven by the impact of non-sufficient funds and overdraft policy changes.
Noninterest expense increased $373 million to $3.4 billion primarily driven by continued investments in employees and higher litigation expense, including consumer regulatory matters.
Average deposits decreased $70.9 billion to $1.0 trillion primarily due to net outflows of $44.8 billion in money market savings and $29.7 billion in checking primarily due to higher interest rates and client activity.
Six-Month Comparison
Net income for Deposits increased $1.5 billion to $4.4 billion primarily due to higher revenue, partially offset by higher noninterest expense. Net interest income increased $3.0 billion to $11.5 billion primarily due to the same factor as described in the three-month discussion. Noninterest income decreased $151 million to $1.5 billion primarily due to the same factor as described in the three-month discussion.
Average deposits decreased $50.0 billion to $1.0 trillion primarily due to net outflows of $30.0 billion in money market savings and $20.7 billion in checking primarily driven by the same factors as described in the three-month discussion.
The table below provides key performance indicators for Deposits. Management uses these metrics, and we believe they are useful to investors because they provide additional information to evaluate our deposit profitability and digital/ mobile trends.

Key Statistics – Deposits

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Total deposit spreads (excludes noninterest costs) (1)	2.67%	1.70%	2.60%	1.68%

Period end
Consumer investment assets (in millions) (2)			$386,761	$315,243
Active digital banking users (in thousands) (3)			45,713	42,690
Active mobile banking users (in thousands) (4)			37,329	34,167
Financial centers			3,887	3,984
ATMs			15,335	15,730
(1)Includes deposits held in Consumer Lending.
(2)Includes client brokerage assets, deposit sweep balances, Bank of America, N.A. brokered CDs and AUM in Consumer Banking.
(3)Represents mobile and/or online active users over the past 90 days.
(4)Represents mobile active users over the past 90 days.
Consumer investment assets increased $71.5 billion to $386.8 billion driven by client flows and market performance. Active mobile banking users increased approximately three million, reflecting continuing changes in our clients’ banking preferences. We had a net decrease of 97 financial centers and 395 ATMs as we continue to optimize our consumer banking network.
Consumer Lending
Three-Month Comparison
Net income for Consumer Lending decreased $693 million to $683 million primarily due to an increase in provision for credit losses. Net interest income increased $94 million to $2.7 billion primarily due to higher loan balances. Noninterest income increased $71 million to $1.4 billion primarily driven by higher mortgage banking income and card income.
The provision for credit losses increased $956 million to $1.2 billion primarily driven by credit card loan growth and asset quality in the current-year period, whereas the prior-year period benefitted from reduced COVID-19 pandemic uncertainties. Noninterest expense increased $121 million to $2.0 billion largely driven by continued investments for business growth and client activity.
Average loans increased $17.1 billion to $302.6 billion primarily driven by an increase in credit card loans.
Six-Month Comparison
Net income for Consumer Lending decreased $1.4 billion to $1.5 billion primarily due to an increase in provision for credit losses. Net interest income increased $243 million to $5.5 billion primarily due to the same factor as described in the three-month discussion. Noninterest income increased $169 million to $2.7 billion primarily due to higher card income.
The provision for credit losses increased $2.0 billion to $2.1 billion primarily due to the same factors as described in the three-month discussion. Noninterest expense increased $266 million to $4.1 billion primarily driven by the same factors as described in the three-month discussion.
Average loans increased $18.5 billion to $301.1 billion primarily driven by the same factor as described in the three-month discussion.
The table below provides key performance indicators for Consumer Lending. Management uses these metrics, and we believe they are useful to investors because they provide additional information about loan growth and profitability.

13 Bank of America

Key Statistics – Consumer Lending

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022
Total credit card (1)
Gross interest yield (2)	11.66%	9.76%	11.75%	9.83%
Risk-adjusted margin (3)	7.83	9.95	8.25	10.17
New accounts (in thousands)	1,137	1,068	2,324	2,045
Purchase volumes	$93,103	$91,810	$178,647	$172,724
Debit card purchase volumes	$132,962	$128,707	$257,338	$246,291
(1)Includes GWIM's credit card portfolio.
(2)Calculated as the effective annual percentage rate divided by average loans.
(3)Calculated as the difference between total revenue, net of interest expense, and net credit losses divided by average loans.
During the three and six months ended June 30, 2023, the total risk-adjusted margin decreased 212 bps and 192 bps primarily driven by higher net credit losses, lower net interest margin and lower fee income. During the three and six months ended June 30, 2023 total credit card purchase volumes increased $1.3 billion and $5.9 billion, and debit card purchase volumes increased $4.3 billion and $11.0 billion, reflecting higher levels of consumer spending.

Key Statistics – Loan Production (1)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022
Consumer Banking:
First mortgage	$2,889	$6,551	$4,845	$14,667
Home equity	2,171	2,151	4,354	3,876
Total (2):
First mortgage	$5,940	$14,471	$9,877	$30,824
Home equity	2,542	2,535	5,138	4,575
(1)The loan production amounts represent the unpaid principal balance of loans and, in the case of home equity, the principal amount of the total line of credit.
(2)In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations for Consumer Banking and the total Corporation decreased $3.7 billion and $8.5 billion during the three months ended June 30, 2023 primarily driven by higher interest rates, resulting in lower customer demand. During the six months ended June 30, 2023, first mortgage loan originations for Consumer Banking and the total Corporation decreased $9.8 billion and $20.9 billion primarily driven by changes in demand.
Home equity production in Consumer Banking and the total Corporation remained relatively unchanged during the three months ended June 30, 2023 compared to the same period a year ago. During the six months ended June 30, 2023, home equity production in Consumer Banking and the total Corporation increased $478 million and $563 million primarily driven by higher demand.

Bank of America 14

Global Wealth & Investment Management

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Net interest income	$1,805	$1,802	—%	$3,681	$3,470	6%
Noninterest income:
Investment and brokerage services	3,251	3,486	(7)	6,489	7,140	(9)
All other income	186	145	28	387	299	29
Total noninterest income	3,437	3,631	(5)	6,876	7,439	(8)
Total revenue, net of interest expense	5,242	5,433	(4)	10,557	10,909	(3)

Provision for credit losses	13	33	(61)	38	(8)	n/m
Noninterest expense	3,925	3,875	1	7,992	7,890	1
Income before income taxes	1,304	1,525	(14)	2,527	3,027	(17)
Income tax expense	326	374	(13)	632	742	(15)
Net income	$978	$1,151	(15)	$1,895	$2,285	(17)

Effective tax rate	25.0%	24.5%		25.0%	24.5%

Net interest yield	2.21	1.82		2.20	1.72
Return on average allocated capital	21	26		21	26
Efficiency ratio	74.86	71.34		75.70	72.33

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2023	2022	% Change	2023	2022	% Change
Total loans and leases	$218,604	$219,277	—%	$220,018	$215,130	2%
Total earning assets	327,066	396,611	(18)	336,671	407,369	(17)
Total assets	340,105	409,472	(17)	349,582	420,196	(17)
Total deposits	295,380	363,943	(19)	304,648	374,365	(19)
Allocated capital	18,500	17,500	6	18,500	17,500	6

Period end				June 30 2023	December 31 2022	% Change
Total loans and leases				$219,208	$223,910	(2)%
Total earning assets				324,820	355,461	(9)
Total assets				338,184	368,893	(8)
Total deposits				292,526	323,899	(10)
n/m = not meaningful
GWIM consists of two primary businesses: Merrill Wealth Management and Bank of America Private Bank. For more information about GWIM, see Business Segment Operations in the MD&A of the Corporation’s 2022 Annual Report on Form 10-K.
Three-Month Comparison
Net income for GWIM decreased $173 million to $978 million primarily due to lower revenue and higher noninterest expense. The operating margin was 25 percent compared to 28 percent a year ago.
Net interest income was $1.8 billion, relatively unchanged from the same period a year ago.
Noninterest income, which primarily includes investment and brokerage services income, decreased $194 million to $3.4 billion. The decline was primarily driven by lower asset management fees and brokerage fees due to lower average equity and fixed income market levels and transactional volumes, partially offset by the impact of positive AUM flows.
Noninterest expense increased $50 million to $3.9 billion primarily due to continued investments in the business, including strategic hiring, largely offset by lower revenue-related incentives.
The return on average allocated capital was 21 percent, down from 26 percent, due to lower net income and, to a lesser extent, a small increase in allocated capital.
Average loans decreased $673 million to $218.6 billion primarily driven by securities based lending, partially offset by residential mortgage and custom lending. Average deposits decreased $68.6 billion to $295.4 billion primarily driven by clients moving deposits to higher yielding investment alternatives, including offerings on our investment and brokerage platforms.
Merrill Wealth Management revenue of $4.3 billion decreased four percent primarily driven by lower average equity and fixed income market levels and transactional volumes, partially offset by the impact of positive AUM flows.
Bank of America Private Bank revenue of $902 million increased one percent primarily driven by the benefits of higher interest rates and the impact of positive AUM flows, partially offset by the impact of lower average market valuations.
Six-Month Comparison
Net income for GWIM decreased $390 million to $1.9 billion primarily due to lower revenue and higher noninterest expense. The operating margin was 24 percent compared to 28 percent a year ago.
Net interest income increased $211 million to $3.7 billion primarily due to the impact of higher interest rates, partially offset by the impact of lower deposit balances.
Noninterest income, which primarily includes investment and brokerage services income, decreased $563 million to $6.9 billion due to the same factors as described in the three-month discussion.
Noninterest expense increased $102 million to $8.0 billion due to the same factors as described in the three-month discussion.

15 Bank of America

The return on average allocated capital was 21 percent, down from 26 percent, due to lower net income and, to a lesser extent, a small increase in allocated capital.
Average loans increased $4.9 billion to $220.0 billion primarily driven by residential mortgage and custom lending, partially offset by securities based lending. Average deposits decreased $69.7 billion to $304.6 billion due to the same factors as described in the three-month discussion.
Merrill Wealth Management revenue of $8.7 billion decreased four percent primarily driven by the same factors as described in the three-month discussion, partially offset by the impact of higher interest rates.
Bank of America Private Bank revenue of $1.8 billion increased two percent primarily driven by the same factors as described in the three-month discussion.

Key Indicators and Metrics

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022
Revenue by Business
Merrill Wealth Management	$4,340	$4,536	$8,737	$9,125
Bank of America Private Bank	902	897	1,820	1,784
Total revenue, net of interest expense	$5,242	$5,433	$10,557	$10,909

Client Balances by Business, at period end
Merrill Wealth Management			$3,057,680	$2,819,998
Bank of America Private Bank			577,514	547,116
Total client balances			$3,635,194	$3,367,114

Client Balances by Type, at period end
Assets under management			$1,531,042	$1,411,344
Brokerage and other assets			1,628,294	1,437,562
Deposits			292,526	347,991
Loans and leases (1)			222,280	224,847
Less: Managed deposits in assets under management			(38,948)	(54,630)
Total client balances			$3,635,194	$3,367,114

Assets Under Management Rollforward
Assets under management, beginning of period	$1,467,242	$1,571,605	$1,401,474	$1,638,782
Net client flows	14,296	1,033	29,558	16,570
Market valuation/other	49,504	(161,294)	100,010	(244,008)
Total assets under management, end of period	$1,531,042	$1,411,344	$1,531,042	$1,411,344

Total wealth advisors, at period end (2)			19,099	18,449
(1)Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.
(2)Includes advisors across all wealth management businesses in GWIM and Consumer Banking.
Client Balances
Client balances increased $268.1 billion, or eight percent, to $3.6 trillion at June 30, 2023 compared to June 30, 2022. The increase in client balances was primarily due to the impact of higher end-of-period market valuations and positive client flows.

Bank of America 16

Global Banking

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Net interest income	$3,690	$2,634	40%	$7,597	$4,978	53%
Noninterest income:
Service charges	735	933	(21)	1,449	1,819	(20)
Investment banking fees	718	692	4	1,386	1,572	(12)
All other income	1,319	747	77	2,233	1,831	22
Total noninterest income	2,772	2,372	17	5,068	5,222	(3)
Total revenue, net of interest expense	6,462	5,006	29	12,665	10,200	24

Provision for credit losses	9	157	(94)%	(228)	322	n/m
Noninterest expense	2,819	2,799	1	5,759	5,482	5
Income before income taxes	3,634	2,050	77	7,134	4,396	62
Income tax expense	981	543	81	1,926	1,165	65
Net income	$2,653	$1,507	76	$5,208	$3,231	61

Effective tax rate	27.0%	26.5%		27.0%	26.5%

Net interest yield	2.80	1.97		2.92	1.82
Return on average allocated capital	22	14		21	15
Efficiency ratio	43.59	55.90		45.46	53.74

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2023	2022	% Change	2023	2022	% Change
Total loans and leases	$383,058	$377,248	2%	$382,039	$368,078	4%
Total earning assets	527,959	537,660	(2)	525,181	551,894	(5)
Total assets	595,585	601,945	(1)	592,254	616,156	(4)
Total deposits	497,533	509,261	(2)	495,069	524,502	(6)
Allocated capital	49,250	44,500	11	49,250	44,500	11

Period end				June 30 2023	December 31 2022	% Change
Total loans and leases				$381,609	$379,107	1%
Total earning assets				518,547	522,539	(1)
Total assets				586,397	588,466	—
Total deposits				492,734	498,661	(1)
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
Three-Month Comparison
Net income for Global Banking increased $1.1 billion to $2.7 billion primarily driven by higher revenue and lower provision for credit losses.
Net interest income increased $1.1 billion to $3.7 billion predominantly due to the benefit of higher interest rates.
Noninterest income increased $400 million to $2.8 billion driven by higher revenue from ESG investment activities and negative valuation adjustments on leveraged loans in the prior-year period, partially offset by lower treasury service charges due to higher earnings credit rates.
The provision for credit losses decreased $148 million to $9 million as the prior-year period was impacted by reserve builds for a dampened macroeconomic outlook and loan growth.
Noninterest expense increased $20 million to $2.8 billion, primarily due to continued investments in the business, including technology and strategic hiring in the prior year, largely offset by expenses recognized for certain regulatory matters in the prior-year period.
The return on average allocated capital was 22 percent, up from 14 percent, due to higher net income, partially offset by higher allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 11.
Six-Month Comparison
Net income for Global Banking increased $2.0 billion to $5.2 billion driven by higher revenue and lower provision for credit losses, partially offset by higher noninterest expense.
Net interest income increased $2.6 billion to $7.6 billion due to the same factor as described in the three-month discussion.
Noninterest income decreased $154 million to $5.1 billion driven by lower treasury service charges and lower investment banking fees, partially offset by negative valuation adjustments on leveraged loans in the prior-year period and higher revenue from ESG investment activities.
The provision for credit losses improved $550 million to a benefit of $228 million primarily due to the same factors as described in the three-month discussion and certain improved macroeconomic conditions in the current-year period compared to a reserve build related to Russian exposure in the prior-year period.
Noninterest expense increased $277 million to $5.8 billion, primarily due to the same factors as described in the three-month discussion.

17 Bank of America

The return on average allocated capital was 21 percent, up from 15 percent, due to higher net income, partially offset by higher allocated capital.
Global Corporate, Global Commercial and Business Banking
The following table and discussion present a summary of the results, which exclude certain investment banking and Paycheck Protection Program (PPP) activities in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Three Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Revenue
Business Lending	$1,359	$946	$1,270	$1,024	$63	$62	$2,692	$2,032
Global Transaction Services	1,483	1,138	1,045	973	395	270	2,923	2,381
Total revenue, net of interest expense	$2,842	$2,084	$2,315	$1,997	$458	$332	$5,615	$4,413

Balance Sheet
Average
Total loans and leases	$174,280	$176,949	$196,069	$186,452	$12,508	$12,865	$382,857	$376,266
Total deposits	267,949	244,763	177,901	206,805	51,682	57,697	497,532	509,265

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Six Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Revenue
Business Lending	$2,393	$2,006	$2,503	$2,017	$130	$120	$5,026	$4,143
Global Transaction Services	3,032	2,087	2,174	1,869	782	513	5,988	4,469
Total revenue, net of interest expense	$5,425	$4,093	$4,677	$3,886	$912	$633	$11,014	$8,612

Balance Sheet

Average
Total loans and leases	$174,783	$171,999	$194,442	$181,992	$12,563	$12,851	$381,788	$366,842
Total deposits	263,587	251,297	180,245	215,226	51,241	57,980	495,073	524,503

Period end
Total loans and leases	$173,248	$179,638	$195,899	$191,983	$12,324	$12,996	$381,471	$384,617
Total deposits	265,104	239,113	177,235	203,934	50,391	56,666	492,730	499,713
Business Lending revenue increased $660 million for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to the benefit of higher interest rates and higher ESG investment activities. Business Lending revenue increased $883 million for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to the benefits of higher interest rates, loan balances and higher ESG investment activities.
Global Transaction Services revenue increased $542 million for the three months ended June 30, 2023 driven by the benefit of higher interest rates, partially offset by lower treasury service charges. Global Transaction Services revenue increased $1.5 billion for the six months ended June 30, 2023 driven by the benefit of higher interest rates, partially offset by lower treasury service charges and the impact of lower deposit balances.
Average loans and leases increased two percent and four percent for the three and six months ended June 30, 2023 due to client demand. Average deposits decreased two percent and six percent for the three and six months ended June 30, 2023 due to declines in domestic balances.
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

Bank of America 18

Investment Banking Fees

	Global Banking		Total Corporation		Global Banking		Total Corporation
	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Products
Advisory	$333	$361	$375	$392	$646	$800	$738	$865
Debt issuance	263	283	600	662	553	642	1,244	1,493
Equity issuance	122	48	287	139	187	130	455	364
Gross investment banking fees	718	692	1,262	1,193	1,386	1,572	2,437	2,722
Self-led deals	(16)	(28)	(50)	(65)	(20)	(58)	(62)	(137)
Total investment banking fees	$702	$664	$1,212	$1,128	$1,366	$1,514	$2,375	$2,585
Total Corporation investment banking fees, which exclude self-led deals and are primarily included within Global Banking and Global Markets, were $1.2 billion and $2.4 billion for the three and six months ended June 30, 2023. The three-month period increased seven percent compared to the same period in 2022 primarily due to higher equity issuance fees, partially offset by lower debt issuance and advisory fees. The six-month period decreased eight percent compared to the same period in 2022 primarily due to lower debt issuance and advisory fees, partially offset by higher equity issuance fees.
Global Markets

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Net interest income	$297	$981	(70)%	$406	$1,974	(79)%
Noninterest income:
Investment and brokerage services	499	518	(4)	1,032	1,063	(3)
Investment banking fees	503	461	9	972	1,043	(7)
Market making and similar activities	3,409	2,657	28	7,807	5,847	34
All other income	163	(115)	n/m	280	(133)	n/m
Total noninterest income	4,574	3,521	30	10,091	7,820	29
Total revenue, net of interest expense	4,871	4,502	8	10,497	9,794	7

Provision for credit losses	(4)	8	(150)	(57)	13	n/m
Noninterest expense	3,349	3,109	8	6,700	6,226	8
Income before income taxes	1,526	1,385	10	3,854	3,555	8
Income tax expense	420	367	14	1,060	942	13
Net income	$1,106	$1,018	9	$2,794	$2,613	7

Effective tax rate	27.5%	26.5%		27.5%	26.5%

Return on average allocated capital	10	10		12	12
Efficiency ratio	68.74	69.07		63.82	63.57

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
	2023	2022	% Change	2023	2022	% Change

Average
Trading-related assets:
Trading account securities	$317,928	$295,190	8%	$328,529	$298,220	10%
Reverse repurchases	139,480	131,456	6	133,155	134,999	(1)
Securities borrowed	120,481	119,200	1	118,392	116,847	1
Derivative assets	43,236	60,289	(28)	43,490	51,106	(15)
Total trading-related assets	621,125	606,135	2	623,566	601,172	4
Total loans and leases	128,539	114,375	12	126,802	111,492	14
Total earning assets	657,947	598,832	10	643,024	604,846	6
Total assets	877,471	866,742	1	873,727	862,753	1
Total deposits	33,222	41,192	(19)	34,658	42,784	(19)
Allocated capital	45,500	42,500	7	45,500	42,500	7

Period end			% Change	June 30 2023	December 31 2022	% Change
Total trading-related assets			6%	$599,787	$564,769	6%
Total loans and leases			3	131,128	127,735	3
Total earning assets			9	640,712	587,772	9
Total assets			5	851,771	812,489	5
Total deposits			(15)	33,049	39,077	(15)
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
Three-Month Comparison
Net income for Global Markets increased $88 million to $1.1 billion. Net DVA losses were $102 million in the current-year period compared to gains of $158 million in the prior-year period. Excluding net DVA, net income increased $286 million to $1.2 billion. These increases were primarily driven by higher revenue, partially offset by higher noninterest expense.
Revenue increased $369 million to $4.9 billion primarily due to higher sales and trading revenue and negative valuation adjustments on leveraged loans in the prior-year period. Sales and trading revenue increased $132 million, and excluding net DVA, sales and trading revenue increased $392 million. These increases were driven by a strong performance in FICC.
Noninterest expense increased $240 million to $3.3 billion primarily driven by continued investments in the business, including people and technology, and activity-related expenses, partially offset by expenses recognized for certain regulatory matters in the prior-year period.
Average total assets increased $10.7 billion to $877.5 billion driven by higher levels of inventory and loan growth in FICC, partially offset by lower levels of inventory in Equities.
The return on average allocated capital was 10 percent, unchanged from the same period a year ago. For more information on capital allocated to the business segments, see Business Segment Operations on page 11.
Six-Month Comparison
Net income for Global Markets increased $181 million to $2.8 billion. Net DVA losses were $88 million compared to gains of $227 million in the prior-year period. Excluding net DVA, net income increased $421 million to $2.9 billion. These increases were primarily driven by higher revenue, partially offset by higher noninterest expense.
Revenue increased $703 million to $10.5 billion primarily due to the same factors as described in the three-month discussion. Sales and trading revenue increased $480 million, and excluding net DVA, sales and trading revenue increased $795 million. These increases were driven by higher revenue in FICC, partially offset by lower revenue in Equities.
Noninterest expense increased $474 million to $6.7 billion primarily driven by the same factors as described in the three-month discussion.
Average total assets increased $11.0 billion to $873.7 billion driven by higher levels of inventory and loan growth in FICC, partially offset by lower levels of inventory in Equities. Period-end total assets increased $39.3 billion from December 31, 2022 to $851.8 billion driven by increased securities financing activity and higher levels of inventory in FICC.
The return on average allocated capital was 12 percent, unchanged from the same period a year ago.
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

Sales and Trading Revenue (1, 2, 3)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022
Sales and trading revenue
Fixed income, currencies and commodities	$2,667	$2,500	$6,107	$5,208
Equities	1,618	1,653	3,245	3,664
Total sales and trading revenue	$4,285	$4,153	$9,352	$8,872

Sales and trading revenue, excluding net DVA (4)
Fixed income, currencies and commodities	$2,764	$2,340	$6,193	$4,988
Equities	1,623	1,655	3,247	3,657
Total sales and trading revenue, excluding net DVA	$4,387	$3,995	$9,440	$8,645
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $85 million and $175 million for the three and six months ended June 30, 2023 compared to $102 million and $195 million for the same periods in 2022.
(3)    Includes Global Banking sales and trading revenue of $154 million and $331 million for the three and six months ended June 30, 2023 compared to $319 million and $498 million for the same periods in 2022.
(4)    FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA gains (losses) were $(97) million and $(86) million for the three and six months ended June 30, 2023 compared to $160 million and $220 million for the same periods in 2022. Equities net DVA gains (losses) were $(5) million and $(2) million for the three and six months ended June 30, 2023 compared to $(2) million and $7 million for the same periods in 2022.
Three-Month Comparison
Including and excluding net DVA, FICC revenue increased $167 million and $424 million primarily driven by strong trading performance in currencies, emerging markets interest rates, and secured financing, as well as improved trading in credit and mortgage products, partially offset by weaker performance in commodities. Including and excluding net DVA, Equities revenue decreased $35 million and $32 million driven by weaker trading performance in derivatives, partially offset by an increase in client financing activities.
Six-Month Comparison
Including and excluding net DVA, FICC revenue increased $899 million and $1.2 billion primarily due to the same factors as

Bank of America 20

described in the three-month discussion. Including and excluding net DVA, Equities revenue decreased $419 million and $410 million driven by weaker trading performance in derivatives.
All Other

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Net interest income	$64	$43	49%	$161	$36	n/m
Noninterest income (loss)	(1,831)	(1,329)	38	(3,386)	(2,763)	23%
Total revenue, net of interest expense	(1,767)	(1,286)	37	(3,225)	(2,727)	18

Provision for credit losses	(160)	(25)	n/m	(53)	(72)	(26)
Noninterest expense	492	531	(7)	899	1,114	(19)
Loss before income taxes	(2,099)	(1,792)	17	(4,071)	(3,769)	8
Income tax benefit	(1,917)	(1,474)	30	(3,782)	(3,087)	23
Net loss	$(182)	$(318)	(43)	$(289)	$(682)	(58)

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2023	2022	% Change	2023	2022	% Change
Total loans and leases	$9,745	$14,391	(32)%	$9,910	$14,896	(33)%
Total assets (1)	276,728	124,923	122	225,014	139,588	61
Total deposits	42,881	19,663	118	33,842	20,081	69

Period end				June 30 2023	December 31 2022	% Change
Total loans and leases				$9,544	$10,234	(7)%
Total assets (1)				262,334	155,074	69
Total deposits				54,418	19,905	n/m
(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $977.8 billion and $995.1 billion for the three and six months ended June 30, 2023 compared to $1.1 trillion and $1.2 trillion for the same periods in 2022, and period-end allocated assets were $963.6 billion and $1.0 trillion at June 30, 2023 and December 31 2022.
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
Three-Month Comparison
The net loss in All Other decreased $136 million to $182 million primarily due to a higher income tax benefit, mostly offset by lower noninterest income.
Noninterest income decreased $502 million primarily due to higher partnership losses for ESG investments and $197 million of losses on sales of AFS debt securities.
The income tax benefit increased $443 million reflecting an increase in tax preference benefits primarily driven from income tax credits related to ESG investment activity. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking and Global Markets.
Six-Month Comparison
The net loss in All Other decreased $393 million to $289 million primarily due to a higher income tax benefit and lower noninterest expense, mostly offset by lower noninterest income.
Noninterest income decreased $623 million primarily due to losses on sales of AFS debt securities and higher partnership losses for ESG investments, partially offset by derivative gains related to risk management activities.
Noninterest expense decreased $215 million primarily due to expenses recognized for certain regulatory matters in the prior-year period.
The income tax benefit increased $695 million reflecting the impact described in the three-month discussion. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking and Global Markets.
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

21 Bank of America

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
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing the CCAR capital plan. We submitted our 2023 CCAR capital plan and related supervisory stress tests in April 2023. On July 27, 2023, the Federal Reserve released final 2023 CCAR supervisory stress test results for Bank of America. Based on the results, our SCB will be 2.5 percent. For more information, see Executive Summary – Recent Developments – Capital Management on page 3.
In October 2021, the Board authorized the Corporation’s $25 billion common stock repurchase program. Additionally, the Board authorized common stock repurchases to offset shares awarded under the Corporation’s equity-based compensation plans. Pursuant to the Board’s authorizations, during the second quarter of 2023, we repurchased $550 million of common stock, predominantly offsetting shares awarded under equity-based compensation plans.
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
Regulatory Capital
As a bank holding company, we are subject to regulatory capital rules, including Basel 3, issued by U.S. banking regulators. The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and risk-weighted assets (RWA) under both the Standardized and Advanced approaches. The lower of the capital ratios under
Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements is used to assess capital adequacy, including under the PCA framework. As of June 30, 2023, the CET1 capital, Tier 1 capital and Total capital ratios under the Standardized approach were the binding ratios.
Minimum Capital Requirements
In order to avoid restrictions on capital distributions and discretionary bonus payments, the Corporation must meet risk-based capital ratio requirements that include a capital conservation buffer of 2.5 percent (under the Advanced approaches only), an SCB (under the Standardized approach only), plus any applicable countercyclical capital buffer and a G-SIB surcharge. The buffers and surcharge must be comprised solely of CET1 capital. For the period from October 1, 2022 through September 30, 2023, the Corporation's minimum CET1 capital ratio requirements are 10.4 percent under the Standardized approach and 9.5 percent under the Advanced approaches.
The Corporation is required to calculate its G-SIB surcharge on an annual basis under two methods and is subject to the higher of the resulting two surcharges. Method 1 is consistent with the approach prescribed by the Basel Committee’s assessment methodology and is calculated using specified indicators of systemic importance. Method 2 modifies the Method 1 approach by, among other factors, including a measure of the Corporation’s reliance on short-term wholesale funding. The Corporation’s G-SIB surcharge, which is higher under Method 2, is expected to increase 50 bps on January 1, 2024, which would increase our minimum CET1 capital ratio requirement. At June 30, 2023, the Corporation’s CET1 capital ratio of 11.6 percent under the Standardized approach exceeded its current CET1 capital ratio requirement as well as the minimum requirement expected to be in place as of January 1, 2024 due to the anticipated increase in our G-SIB surcharge.
The Corporation is also required to maintain a minimum supplementary leverage ratio (SLR) of 3.0 percent plus a leverage buffer of 2.0 percent in order to avoid certain restrictions on capital distributions and discretionary bonus payments. Our insured depository institution subsidiaries are required to maintain a minimum 6.0 percent SLR to be considered well capitalized under the PCA framework.
Capital Composition and Ratios
Table 8 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at June 30, 2023 and December 31, 2022. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Bank of America 22

Table 8	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	June 30, 2023
Risk-based capital metrics:
Common equity tier 1 capital	$190,113	$190,113
Tier 1 capital	218,503	218,503
Total capital (3)	248,023	239,279
Risk-weighted assets (in billions)	1,639	1,436
Common equity tier 1 capital ratio	11.6%	13.2%	10.4%
Tier 1 capital ratio	13.3	15.2	11.9
Total capital ratio	15.1	16.7	13.9

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,098	$3,098
Tier 1 leverage ratio	7.1%	7.1%	4.0

Supplementary leverage exposure (in billions)		$3,642
Supplementary leverage ratio		6.0%	5.0

	December 31, 2022
Risk-based capital metrics:
Common equity tier 1 capital	$180,060	$180,060
Tier 1 capital	208,446	208,446
Total capital (3)	238,773	230,916
Risk-weighted assets (in billions)	1,605	1,411
Common equity tier 1 capital ratio	11.2%	12.8%	10.4%
Tier 1 capital ratio	13.0	14.8	11.9
Total capital ratio	14.9	16.4	13.9

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,997	$2,997
Tier 1 leverage ratio	7.0%	7.0%	4.0

Supplementary leverage exposure (in billions)		$3,523
Supplementary leverage ratio		5.9%	5.0
(1)Capital ratios as of June 30, 2023 and December 31, 2022 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the current expected credit losses (CECL) accounting standard on January 1, 2020.
(2)The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, our G-SIB surcharge of 2.5 percent and our capital conservation buffer of 2.5 percent (under the Advanced approaches) or the SCB of 3.4 percent (under the Standardized approach), as applicable, at both June 30, 2023 and December 31, 2022. The countercyclical capital buffer was zero for both periods. The SLR regulatory minimum includes a leverage buffer of 2.0 percent.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.

At June 30, 2023, CET1 capital was $190.1 billion, an increase of $10.1 billion from December 31, 2022, primarily due to earnings, partially offset by dividends and common stock repurchases. Tier 1 capital increased $10.1 billion primarily driven by the same factors as CET1 capital. Total capital under the Standardized approach increased $9.3 billion primarily due to the same factors driving the increase in Tier 1 capital and an increase in the adjusted allowance for credit losses included in Tier 2 capital, partially offset by a decrease in subordinated debt. RWA under the Standardized approach, which yielded the lower CET1 capital ratio at June 30, 2023, increased $34.2 billion during the six months ended June 30, 2023 to $1,639 billion primarily due to higher counterparty exposures in Global Markets and loan growth. Supplementary leverage exposure at June 30, 2023 increased $118.2 billion primarily due to higher cash held at central banks, partially offset by lower debt securities balances.

23 Bank of America

Table 9 shows the capital composition at June 30, 2023 and December 31, 2022.

Table 9	Capital Composition under Basel 3

(Dollars in millions)		June 30 2023	December 31 2022
Total common shareholders’ equity		$254,922	$244,800
CECL transitional amount (1)		1,254	1,881
Goodwill, net of related deferred tax liabilities		(68,644)	(68,644)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(7,757)	(7,776)
Intangibles, other than mortgage servicing rights, net of related deferred tax liabilities		(1,523)	(1,554)
Defined benefit pension plan net assets		(898)	(867)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		956	496
Accumulated net (gain) loss on certain cash flow hedges (2)		11,886	11,925
Other		(83)	(201)
Common equity tier 1 capital		190,113	180,060
Qualifying preferred stock, net of issuance cost		28,396	28,396
Other		(6)	(10)
Tier 1 capital		218,503	208,446
Tier 2 capital instruments		17,066	18,751
Qualifying allowance for credit losses (3)		12,684	11,739
Other		(230)	(163)
Total capital under the Standardized approach		248,023	238,773
Adjustment in qualifying allowance for credit losses under the Advanced approaches (3)		(8,744)	(7,857)
Total capital under the Advanced approaches		$239,279	$230,916
(1)June 30, 2023 and December 31, 2022 include 50 percent and 75 percent of the CECL transition provision’s impact as of December 31, 2021.
(2)Includes amounts in accumulated other comprehensive income (OCI) related to the hedging of items that are not recognized at fair value on the Consolidated Balance Sheet.
(3)Includes the impact of transition provisions related to the CECL accounting standard.
Table 10 shows the components of RWA as measured under Basel 3 at June 30, 2023 and December 31, 2022.

Table 10	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
(Dollars in billions)		June 30, 2023		December 31, 2022
Credit risk		$1,571	$961	$1,538	$939
Market risk		68	67	67	67
Operational risk		n/a	364	n/a	364
Risks related to credit valuation adjustments		n/a	44	n/a	41
Total risk-weighted assets		$1,639	$1,436	$1,605	$1,411
n/a = not applicable

Bank of America 24

Bank of America, N.A. Regulatory Capital
Table 11 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at June 30, 2023 and December 31, 2022. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 11	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	June 30, 2023
Risk-based capital metrics:
Common equity tier 1 capital	$185,255	$185,255
Tier 1 capital	185,255	185,255
Total capital (3)	199,351	190,817
Risk-weighted assets (in billions)	1,394	1,099
Common equity tier 1 capital ratio	13.3%	16.9%	7.0%
Tier 1 capital ratio	13.3	16.9	8.5
Total capital ratio	14.3	17.4	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,433	$2,433
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$2,872
Supplementary leverage ratio		6.5%	6.0

	December 31, 2022
Risk-based capital metrics:
Common equity tier 1 capital	$181,089	$181,089
Tier 1 capital	181,089	181,089
Total capital (3)	194,254	186,648
Risk-weighted assets (in billions)	1,386	1,087
Common equity tier 1 capital ratio	13.1%	16.7%	7.0%
Tier 1 capital ratio	13.1	16.7	8.5
Total capital ratio	14.0	17.2	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,358	$2,358
Tier 1 leverage ratio	7.7%	7.7%	5.0

Supplementary leverage exposure (in billions)		$2,785
Supplementary leverage ratio		6.5%	6.0
(1)Capital ratios as of June 30, 2023 and December 31, 2022 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
(2)Risk-based capital regulatory minimums at both June 30, 2023 and December 31, 2022 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Total loss-absorbing capacity (TLAC) consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments. Table 12 presents the Corporation's TLAC and long-term debt ratios and related information as of June 30, 2023 and December 31, 2022.

25 Bank of America

Table 12	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC (1)	Regulatory Minimum (2)	Long-term Debt	Regulatory Minimum (3)
(Dollars in millions)	June 30, 2023
Total eligible balance	$472,014		$239,853
Percentage of risk-weighted assets (4)	28.8%	22.0%	14.6%	8.5%
Percentage of supplementary leverage exposure	13.0	9.5	6.6	4.5

	December 31, 2022
Total eligible balance	$465,451		$243,833
Percentage of risk-weighted assets (4)	29.0%	22.0%	15.2%	8.5%
Percentage of supplementary leverage exposure	13.2	9.5	6.9	4.5
(1)As of June 30, 2023 and December 31, 2022, TLAC ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
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
(4)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of June 30, 2023 and December 31, 2022.

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
BofAS provides institutional services, and in accordance with the alternative net capital requirements, is required to maintain tentative net capital in excess of $5.0 billion and net capital in excess of the greater of $1.0 billion or a certain percentage of its reserve requirement in addition to a certain percentage of securities-based swap risk margin. BofAS must also notify the SEC in the event its tentative net capital is less than $6.0 billion. BofAS is also required to hold a certain percentage of its customers' and affiliates' risk-based margin in order to meet its CFTC minimum net capital requirement. At June 30, 2023, BofAS had tentative net capital of $22.0 billion. BofAS also had regulatory net capital of $19.8 billion, which exceeded the minimum requirement of $4.5 billion.
MLPCC is a fully-guaranteed subsidiary of BofAS and provides clearing and settlement services as well as prime brokerage and arranged financing services for institutional clients. At June 30, 2023, MLPCC’s regulatory net capital of $7.4 billion exceeded the minimum requirement of $1.5 billion.
MLPF&S provides retail services. At June 30, 2023, MLPF&S' regulatory net capital was $5.9 billion, which exceeded the minimum requirement of $146 million.
Our European broker-dealers are subject to requirements from U.S. and non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the FCA and is subject to certain regulatory capital requirements. At June 30, 2023, MLI’s capital resources were $33.6 billion, which exceeded the minimum Pillar 1 requirement of $11.3 billion.
BofASE, an authorized credit institution with its head office located in France, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and supervised under the Single Supervisory Mechanism by the European Central Bank. At June 30, 2023, BofASE's capital resources were $9.5 billion, which exceeded the minimum Pillar 1 requirement of $3.4 billion.
In addition, MLI and BofASE became conditionally registered with the SEC as security-based swap dealers in the fourth quarter of 2021, and maintained net liquid assets at June 30, 2023 that exceeded the applicable minimum requirements under the Exchange Act.
Liquidity Risk
Funding and Liquidity Risk Management
Our primary liquidity risk management objective is to meet expected or unexpected cash flow and collateral requirements, including payments under long-term debt agreements, commitments to extend credit and customer deposit withdrawals, while continuing to support our businesses and customers under a range of economic conditions. To achieve that objective, we analyze and monitor our liquidity risk under expected and stressed conditions, maintain liquidity and access to diverse funding sources, including our stable deposit base, and seek to align liquidity-related incentives and risks. These liquidity risk management practices have allowed us to effectively manage the market stress from increased volatility due to the failure of certain financial institutions in the first half of 2023. Our practices have also allowed us to effectively manage market fluctuations from the rising interest rate environment, inflationary pressures and changes in the macroeconomic environment.
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

Bank of America 26

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
Table 13 presents average GLS for the three months ended June 30, 2023 and December 31, 2022.

Table 13	Average Global Liquidity Sources

	Three Months Ended
(Dollars in billions)	June 30 2023	December 31 2022
Bank entities	$693	$694
Nonbank and other entities (1)	174	174
Total Average Global Liquidity Sources	$867	$868
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $331 billion and $348 billion at June 30, 2023 and December 31, 2022. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the Parent or nonbank subsidiaries may be subject to prior regulatory approval.
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
Table 14 presents the composition of average GLS for the three months ended June 30, 2023 and December 31, 2022.

Table 14	Average Global Liquidity Sources Composition

	Three Months Ended
(Dollars in billions)	June 30 2023	December 31 2022
Cash on deposit	$355	$174
U.S. Treasury securities	134	252
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	364	427
Non-U.S. government securities	14	15
Total Average Global Liquidity Sources	$867	$868
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $596 billion and $605 billion for the three months ended June 30, 2023 and December 31, 2022. For the same periods, the average consolidated LCR was 119 percent and 120 percent. Our LCR fluctuates due to normal business flows from customer activity.
Liquidity Stress Analysis
We utilize liquidity stress analysis to assist us in determining the appropriate amounts of liquidity to maintain at the Parent and our subsidiaries to meet contractual and contingent cash outflows under a range of scenarios. For more information on liquidity stress analysis, see Liquidity Risk – Liquidity Stress

27 Bank of America

Analysis in the MD&A of the Corporation’s 2022 Annual Report on Form 10-K.
Net Stable Funding Ratio
The Net Stable Funding Ratio (NSFR) is a liquidity requirement for large banks to maintain a minimum level of stable funding over a one-year period. The requirement is intended to support the ability of banks to lend to households and businesses in both normal and adverse economic conditions and is complementary to the LCR, which focuses on short-term liquidity risks. The U.S. NSFR applies to the Corporation on a consolidated basis and to our insured depository institutions. For the three months ended March 31, 2023 and June 30, 2023, the average consolidated NSFR was 119 percent and 120 percent.
Diversified Funding Sources
We fund our assets primarily with a mix of deposits, and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products, programs, markets, currencies and investor groups. We fund a substantial portion of our lending activities through our deposits, which were $1.88 trillion and $1.93 trillion at June 30, 2023 and December 31, 2022. Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions.
Deposits
Our deposit base is well-diversified by clients, geography and product type across our business segments. At June 30, 2023,
54 percent of our deposits were in Consumer Banking, 16 percent in GWIM and 26 percent in Global Banking. We consider a substantial portion of our deposit base to be a stable, low-cost and consistent source of liquidity. At June 30, 2023, approximately 67 percent of consumer and small business deposits and 79 percent of U.S. deposits in Global Banking were held by clients who have had accounts with us for 10 or more years. In addition, at June 30, 2023 and December 31, 2022, 31 percent and 34 percent of our deposits were noninterest-bearing and included operating accounts of our consumer and commercial clients. Deposits at June 30, 2023 decreased $53.1 billion, or three percent, from December 31, 2022 primarily due to an increase in customer debt payments, customers’ movement of balances to higher yielding investment alternatives and seasonal outflows.
Long-term Debt
During the six months ended June 30, 2023, we issued $30.5 billion of long-term debt consisting of $13.8 billion of notes issued by Bank of America Corporation, substantially all of which were TLAC compliant, $7.5 billion of notes issued by Bank of America, N.A. and $9.2 billion of other debt.
During the six months ended June 30, 2023, we had total long-term debt maturities and redemptions in the aggregate of $21.9 billion consisting of $15.0 billion for Bank of America Corporation, $3.1 billion for Bank of America, N.A. and $3.8 billion of other debt. Table 15 presents the carrying value of aggregate annual contractual maturities of long-term debt at June 30, 2023.

Table 15	Long-term Debt by Maturity

(Dollars in millions)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Bank of America Corporation
Senior notes (1)	$3,670	$13,026	$25,023	$24,139	$19,028	$119,852	$204,738
Senior structured notes	528	569	567	1,063	614	10,024	13,365
Subordinated notes	—	3,158	5,095	4,871	2,125	10,217	25,466
Junior subordinated notes	—	—	—	—	189	556	745
Total Bank of America Corporation	4,198	16,753	30,685	30,073	21,956	140,649	244,314
Bank of America, N.A.
Senior notes	—	5,470	—	—	—	—	5,470
Subordinated notes	—	—	—	—	—	1,468	1,468
Advances from Federal Home Loan Banks	100	1,000	14	9	4	52	1,179
Securitizations and other Bank VIEs (2)	995	999	2,248	999	—	61	5,302
Other	71	655	104	52	26	4	912
Total Bank of America, N.A.	1,166	8,124	2,366	1,060	30	1,585	14,331
Other debt
Structured Liabilities	2,571	5,211	2,520	3,439	1,950	11,340	27,031
Nonbank VIEs (2)	—	6	—	7	—	384	397
Total other debt	2,571	5,217	2,520	3,446	1,950	11,724	27,428
Total long-term debt	$7,935	$30,094	$35,571	$34,579	$23,936	$153,958	$286,073
(1)Total includes $180.8 billion of outstanding notes that are both TLAC eligible and callable one year before their stated maturities, including $5.5 billion during the remainder of 2023, and $21.7 billion, $21.5 billion, $19.0 billion and $24.4 billion during each year of 2024 through 2027, respectively, and $88.7 billion thereafter. For more information on our TLAC eligible and callable outstanding notes, see Liquidity Risk – Diversified Funding Sources in the MD&A of the Corporation’s 2022 Annual Report on Form 10-K.
(2)Represents liabilities of consolidated variable interest entities (VIEs) included in total long-term debt on the Consolidated Balance Sheet.
Total long-term debt increased $10.1 billion to $286.1 billion during the six months ended June 30, 2023 primarily due to debt issuances and valuation adjustments, partially offset by debt maturities, redemptions and repurchases. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.
During the six months ended June 30, 2023, we issued $7.5 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. These structured notes are typically issued to meet client demand, and notes with certain attributes may also be TLAC eligible. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our

Bank of America 28

other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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
On May 3, 2023, Moody’s Investors Service (Moody’s) upgraded its long-term senior debt ratings of the Corporation by one notch to A1 from A2, and also upgraded the long-term senior debt ratings of BANA to Aa1 from Aa2. Moody’s concurrently affirmed its Prime-1 short-term ratings of the Corporation and BANA. Moody’s cited the Corporation’s strengthened capital, improved earnings profile and ongoing commitment to maintaining a restrained risk appetite as rationale for the upgrade. These actions concluded the review for upgrade that Moody’s initiated on January 23, 2023. The agency’s rating outlook for all our long-term ratings is currently stable.
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

Table 16	Senior Debt Ratings

	Moody’s Investors Service			Standard & Poor’s Global Ratings			Fitch Ratings
	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook
Bank of America Corporation	A1	P-1	Stable	A-	A-2	Stable	AA-	F1+	Stable
Bank of America, N.A.	Aa1	P-1	Stable	A+	A-1	Stable	AA	F1+	Stable
Bank of America Europe Designated Activity Company	NR	NR	NR	A+	A-1	Stable	AA	F1+	Stable
Merrill Lynch, Pierce, Fenner & Smith Incorporated	NR	NR	NR	A+	A-1	Stable	AA	F1+	Stable
BofA Securities, Inc.	NR	NR	NR	A+	A-1	Stable	AA	F1+	Stable
Merrill Lynch International	NR	NR	NR	A+	A-1	Stable	AA	F1+	Stable
BofA Securities Europe SA	NR	NR	NR	A+	A-1	Stable	AA	F1+	Stable
NR = not rated
Finance Subsidiary Issuers and Parent Guarantor
BofA Finance LLC, a Delaware limited liability company (BofA Finance), is a consolidated finance subsidiary of the Corporation that has issued and sold, and is expected to continue to issue and sell, its senior unsecured debt securities (Guaranteed Notes) that are fully and unconditionally guaranteed by the Corporation. The Corporation guarantees the due and punctual payment, on demand, of amounts payable on the Guaranteed Notes if not paid by BofA Finance. In addition, each of BAC Capital Trust XIII, BAC Capital Trust XIV and BAC Capital Trust XV, Delaware statutory trusts (collectively, the Trusts) is a 100 percent owned finance subsidiary of the Corporation that has issued and sold trust preferred securities (the Trust Preferred Securities) or capital securities (the Capital Securities and, together with the Guaranteed Notes and the Trust Preferred
Securities, the Guaranteed Securities), as applicable, that remained outstanding at June 30, 2023. The Corporation has fully and unconditionally guaranteed (or effectively provided for the full and unconditional guarantee of) all such securities issued by such finance subsidiaries. For more information regarding such guarantees by the Corporation, see Liquidity Risk – Finance Subsidiary Issuers and Parent Guarantor in the MD&A of the Corporation’s 2022 Annual Report on Form 10-K.
Representations and Warranties Obligations
For information on representations and warranties obligations in connection with the sale of mortgage loans, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.

29 Bank of America

Credit Risk Management
For information on our credit risk management activities, see the following: Consumer Portfolio Credit Risk Management, Commercial Portfolio Credit Risk Management on page 34, Non-U.S. Portfolio on page 40, Allowance for Credit Losses on page 41, and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements. For information on the Corporation’s loan modification programs, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements. For more information on the Corporation’s credit risks, see the Credit section within Item 1A. Risk Factors of the Corporation’s 2022 Annual Report on Form 10-K.
During the six months ended June 30, 2023, our asset quality remained relatively healthy. Our net charge-off ratio increased primarily driven by credit card loans, as delinquency trends continue to slowly increase off of historic lows; however, they remain below pre-pandemic levels. Nonperforming loans increased modestly compared to December 31, 2022 driven by the commercial real estate office property type, while commercial reservable criticized exposure increased driven by both office as well as other industries that have been impacted by the current environment. Uncertainty remains regarding broader economic impacts as a result of inflationary pressures, rising rates and the current geopolitical environment and could lead to adverse impacts to credit quality metrics in future periods.
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
Consumer Credit Portfolio
During the six months ended June 30, 2023, the U.S. unemployment rate remained relatively stable and home prices have shown signs of stabilization in recent months. During the three and six months ended June 30, 2023, net charge-offs increased $195 million and $508 million to $720 million and $1.4 billion compared to the same periods in 2022 primarily due to late-stage delinquent credit card loans that were charged off.
The consumer allowance for loan and lease losses increased $513 million during the six months ended June 30, 2023 to $7.8 billion. For more information, see Allowance for Credit Losses on page 41.
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
Table 17 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Table 17	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		June 30 2023	December 31 2022	June 30 2023	December 31 2022	June 30 2023	December 31 2022
Residential mortgage (1)		$228,915	$229,670	$2,140	$2,167	$288	$368
Home equity		25,536	26,563	482	510	—	—
Credit card		97,009	93,421	n/a	n/a	896	717
Direct/Indirect consumer (2)		104,412	106,236	107	77	1	2
Other consumer		132	156	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$456,004	$456,046	$2,729	$2,754	$1,185	$1,087
Loans accounted for under the fair value option (3)		266	339
Total consumer loans and leases		$456,270	$456,385
Percentage of outstanding consumer loans and leases (4)		n/a	n/a	0.60%	0.60%	0.26%	0.24%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (4)		n/a	n/a	0.61	0.62	0.20	0.16
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At June 30, 2023 and December 31, 2022, residential mortgage included $198 million and $260 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $90 million and $108 million of loans on which interest was still accruing.
(2)Outstandings primarily includes auto and specialty lending loans and leases of $53.3 billion and $51.8 billion, U.S. securities-based lending loans of $47.3 billion and $50.4 billion at June 30, 2023 and December 31, 2022, and non-U.S. consumer loans of $2.9 billion and $3.0 billion at June 30, 2023 and December 31, 2022.
(3)For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
(4)Excludes consumer loans accounted for under the fair value option. At June 30, 2023 and December 31, 2022, $4 million and $7 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.
n/a = not applicable

Bank of America 30

Table 18 presents net charge-offs and related ratios for consumer loans and leases.

Table 18	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Residential mortgage	$2	$86	$3	$76	—%	0.15%	—%	0.07%
Home equity	(16)	(24)	(28)	(54)	(0.25)	(0.37)	(0.21)	(0.40)
Credit card	610	323	1,111	620	2.60	1.60	2.41	1.57
Direct/Indirect consumer	17	4	18	8	0.06	0.02	0.03	0.02
Other consumer	107	136	269	215	n/m	n/m	n/m	n/m
Total	$720	$525	$1,373	$865	0.64	0.47	0.61	0.40
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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 50 percent of consumer loans and leases at June 30, 2023. Approximately 51 percent of the residential mortgage portfolio was in Consumer Banking, 46 percent was in GWIM and the remaining portion was in All Other.
Outstanding balances in the residential mortgage portfolio decreased $755 million during the six months ended June 30, 2023, as paydowns outpaced new originations.
At June 30, 2023 and December 31, 2022, the residential mortgage portfolio included $11.2 billion and $11.7 billion of outstanding fully-insured loans, of which $2.1 billion and $2.2 billion had FHA insurance, with the remainder protected by Fannie Mae long-term standby agreements.
Table 19 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

Table 19	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
(Dollars in millions)		June 30 2023	December 31 2022	June 30 2023	December 31 2022
Outstandings		$228,915	$229,670	$217,745	$217,976
Accruing past due 30 days or more		1,422	1,471	898	844
Accruing past due 90 days or more		288	368	—	—
Nonperforming loans (2)		2,140	2,167	2,140	2,167
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		1%	1%	1%	1%
Refreshed LTV greater than 100		—	—	1	—
Refreshed FICO below 620		1	1	1	1
(1)Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the residential mortgage portfolio decreased $27 million during the six months ended June 30, 2023 primarily due to returns to performing and paydowns outpacing new additions. Of the nonperforming residential mortgage loans at June 30, 2023, $1.4 billion, or 64 percent, were current on contractual payments. Loans accruing past due 30 days or more increased $54 million.
Net charge-offs of $2 million and $3 million for the three and six months ended June 30, 2023 decreased $84 million and $73 million compared to the same periods in 2022, primarily due to loan sales that occurred in the second quarter of 2022.
Of the $217.7 billion in total residential mortgage loans outstanding at June 30, 2023, 28 percent were originated as interest-only loans. The outstanding balance of interest-only residential mortgage loans that had entered the amortization period was $3.5 billion, or six percent, at June 30, 2023. Residential mortgage loans that have entered the amortization period generally experience a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At June 30, 2023, $74 million, or two percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $898 million, or less than one percent, for the entire residential mortgage portfolio. In addition, at June 30, 2023, $184 million, or five percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $63 million were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of 3 to 10 years. Approximately 97 percent of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2025 or later.

31 Bank of America

Table 20 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 14 percent of outstandings at both June 30, 2023 and December 31, 2022. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 15 percent of outstandings at both June 30, 2023 and December 31, 2022.

Table 20	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	June 30 2023	December 31 2022	June 30 2023	December 31 2022	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2023	2022	2023	2022
California	$80,843	$80,878	$661	$656	$(1)	$43	$(1)	$40
New York	26,080	26,228	323	328	1	5	3	5
Florida	15,350	15,225	136	145	—	—	(2)	(1)
Texas	9,438	9,399	86	88	1	1	1	1
New Jersey	8,741	8,810	96	96	(1)	3	(1)	3
Other	77,293	77,436	838	854	2	34	3	28
Residential mortgage loans	$217,745	$217,976	$2,140	$2,167	$2	$86	$3	$76
Fully-insured loan portfolio	11,170	11,694
Total residential mortgage loan portfolio	$228,915	$229,670
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Home Equity
At June 30, 2023, the home equity portfolio made up six percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans. We no longer originate home equity loans or reverse mortgages.
At June 30, 2023, 83 percent of the home equity portfolio was in Consumer Banking, eight percent was in All Other and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $1.0 billion during the six months ended June 30, 2023 primarily due to paydowns outpacing draws on existing lines and new originations. Of the total home equity portfolio at June 30, 2023 and December 31, 2022, $10.4 billion and $11.1 billion, or 41 percent and 42 percent, were in first-lien positions. At June 30, 2023, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $4.4 billion, or 17 percent of our total home equity portfolio.
Unused HELOCs totaled $44.6 billion and $42.4 billion at June 30, 2023 and December 31, 2022. The HELOC utilization rate was 35 percent and 38 percent at June 30, 2023 and December 31, 2022.
Table 21 presents certain home equity portfolio key credit statistics.

Table 21	Home Equity – Key Credit Statistics (1)

(Dollars in millions)	June 30 2023	December 31 2022
Outstandings	$25,536	$26,563
Accruing past due 30 days or more	93	96
Nonperforming loans (2)	482	510
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	—%	—%
Refreshed CLTV greater than 100	—	—
Refreshed FICO below 620	2	2
(1)Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the home equity portfolio decreased $28 million to $482 million at June 30, 2023, primarily driven by returns to performing status and paydowns outpacing new additions. Of the nonperforming home equity loans at June 30, 2023, $266 million, or 55 percent, were current on contractual payments. In addition, $135 million, or 28 percent, were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due decreased $3 million during the six months ended June 30, 2023.
During the three months ended June 30, 2023 net recoveries decreased $8 million to $16 million compared to the same period in 2022. During the six months ended June 30, 2023, net recoveries decreased $26 million to $28 million compared to the same period in 2022.
Of the $25.5 billion in total home equity portfolio outstandings at June 30, 2023, as shown in Table 21, 12 percent require interest-only payments. The outstanding balance of HELOCs that had reached the end of their draw period and entered the amortization period was $4.6 billion at June 30, 2023. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At June 30, 2023, $49 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at June 30, 2023, $318 million, or seven percent, were nonperforming.

Bank of America 32

For our interest-only HELOC portfolio, we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines; however, we can infer some of this information through a review of our HELOC portfolio that we service and is still in its revolving period. During the three months ended June 30, 2023, 23 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 22 presents outstandings, nonperforming balances and
net recoveries by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 12 percent of the outstanding home equity portfolio at both June 30, 2023 and December 31, 2022. The Los Angeles-Long Beach-Santa Ana MSA within California made up 10 percent and 11 percent of the outstanding home equity portfolio at June 30, 2023 and December 31, 2022.

Table 22	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-Offs
	June 30 2023	December 31 2022	June 30 2023	December 31 2022	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2023	2022	2023	2022
California	$7,014	$7,406	$115	$119	$(1)	$(7)	$(2)	$(13)
Florida	2,618	2,743	57	63	(2)	(6)	(5)	(13)
New Jersey	1,927	2,047	49	53	(3)	2	(3)	—
New York	1,676	1,806	75	80	(2)	(1)	(4)	(3)
Texas	1,314	1,284	15	14	—	—	—	—
Other	10,987	11,277	171	181	(8)	(12)	(14)	(25)
Total home equity loan portfolio	$25,536	$26,563	$482	$510	$(16)	$(24)	$(28)	$(54)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Credit Card
At June 30, 2023, 97 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio increased $3.6 billion during the six months ended June 30, 2023 to $97.0 billion as purchase volume and card transfers more than offset payments. Net charge-offs increased $287 million to $610 million and $491 million to $1.1 billion during the three and six months ended June 30, 2023 compared to the same periods in 2022, as late-stage credit card delinquencies were charged off. Credit card loans 30 days or more past due and still accruing interest increased $306 million, and 90 days or more past due and still accruing interest increased $179 million at June 30, 2023.
Unused lines of credit for credit card increased to $387.3 billion at June 30, 2023 from $370.1 billion at December 31, 2022.
Table 23 presents certain state concentrations for the credit card portfolio.

Table 23	Credit Card State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	June 30 2023	December 31 2022	June 30 2023	December 31 2022	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2023	2022	2023	2022
California	$15,961	$15,363	$158	$126	$109	$56	$197	$106
Florida	9,899	9,512	119	100	80	44	149	86
Texas	8,483	8,125	89	72	57	30	105	57
New York	5,553	5,381	69	56	51	24	90	46
Washington	5,095	4,844	30	21	18	9	32	16
Other	52,018	50,196	431	342	295	160	538	309
Total credit card portfolio	$97,009	$93,421	$896	$717	$610	$323	$1,111	$620
Direct/Indirect Consumer
At June 30, 2023, 51 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and recreational vehicle lending) and 49 percent was included in GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio decreased $1.8 billion during the six months ended June 30, 2023 to $104.4 billion driven by declines in securities-based lending stemming from higher paydown activity due to higher interest rates, partially offset by growth in our auto portfolio.

33 Bank of America

Table 24 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 24	Direct/Indirect State Concentrations

	Outstandings		Nonperforming		Net Charge-offs
	June 30 2023	December 31 2022	June 30 2023	December 31 2022	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2023	2022	2023	2022
California	$15,180	$15,516	$18	$12	$4	$2	$6	$3
Florida	13,577	13,783	12	10	3	(1)	3	—
Texas	9,931	9,837	11	9	3	—	3	1
New York	7,437	7,891	8	5	2	1	2	1
New Jersey	4,418	4,456	4	3	1	—	1	—
Other	53,869	54,753	54	38	4	2	3	3
Total direct/indirect loan portfolio	$104,412	$106,236	$107	$77	$17	$4	$18	$8
Other Consumer
Other consumer primarily consists of deposit overdraft balances. Net charge-offs increased $54 million to $269 million during the six months ended June 30, 2023 compared to the same period in 2022, primarily driven by higher overdraft losses due to industry-wide check fraud activity.
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 25 presents nonperforming consumer loans, leases and foreclosed properties activity for the three and six months ended June 30, 2023 and 2022. During the six months ended
June 30, 2023, nonperforming consumer loans decreased $25 million to $2.7 billion primarily due to returns to performing status and paydowns outpacing new additions.
At June 30, 2023, $605 million, or 22 percent, of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at June 30, 2023, $1.7 billion, or 61 percent, of nonperforming consumer loans were current and classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties decreased $24 million during the six months ended June 30, 2023 to $97 million.

Table 25	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022
Nonperforming loans and leases, beginning of period	$2,714	$3,104	$2,754	$2,989
Additions	258	365	511	1,009
Reductions:
Paydowns and payoffs	(131)	(147)	(234)	(322)
Sales	(2)	(269)	(4)	(400)
Returns to performing status (1)	(92)	(157)	(262)	(359)
Charge-offs	(13)	(23)	(25)	(38)
Transfers to foreclosed properties	(5)	(7)	(11)	(13)
Total net additions/(reductions) to nonperforming loans and leases	15	(238)	(25)	(123)
Total nonperforming loans and leases, June 30	2,729	2,866	2,729	2,866
Foreclosed properties, June 30	97	115	97	115
Nonperforming consumer loans, leases and foreclosed properties, June 30	$2,826	$2,981	$2,826	$2,981
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (2)	0.60%	0.64%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (2)	0.62	0.66
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
Commercial Portfolio Credit Risk Management
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure continue to be aligned with our risk appetite. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 30, 32 and 35 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, see Table 32 and Commercial Portfolio Credit Risk Management – Industry Concentrations on page 38.
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

Bank of America 34

Commercial Credit Portfolio
Outstanding commercial loans and leases increased $5.6 billion during the six months ended June 30, 2023 due to growth in commercial real estate and our U.S. commercial and industrial portfolio, primarily in Global Banking. During the six months ended June 30, 2023, commercial credit quality deteriorated as nonperforming commercial loans and reservable criticized utilized exposure increased primarily driven by the commercial real estate office property type; however, the commercial net charge-off ratio of 0.10 percent for the six months ended June 30, 2023 remained low.
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
The commercial allowance for loan and lease losses decreased $245 million during the six months ended June 30, 2023 to $5.2 billion, primarily driven by certain improved macroeconomic conditions. For more information, see Allowance for Credit Losses on page 41.
Total commercial utilized credit exposure increased $157 million during the six months ended June 30, 2023 to $705.0 billion primarily driven by higher loans and leases. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 56 percent at both June 30, 2023 and December 31, 2022.
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

Table 26	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	June 30 2023	December 31 2022	June 30 2023	December 31 2022	June 30 2023	December 31 2022
Loans and leases	$594,954	$589,362	$497,788	$487,772	$1,092,742	$1,077,134
Derivative assets (5)	46,475	48,642	—	—	46,475	48,642
Standby letters of credit and financial guarantees	32,000	33,376	1,880	1,266	33,880	34,642
Debt securities and other investments	18,624	20,195	3,298	2,551	21,922	22,746
Loans held-for-sale	5,691	6,112	2,277	3,729	7,968	9,841
Operating leases	5,546	5,509	—	—	5,546	5,509
Commercial letters of credit	887	973	256	28	1,143	1,001
Other	847	698	—	—	847	698
Total	$705,024	$704,867	$505,499	$495,346	$1,210,523	$1,200,213
(1)Commercial utilized exposure includes loans of $4.1 billion and $5.4 billion accounted for under the fair value option at June 30, 2023 and December 31, 2022.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $2.6 billion and $3.0 billion at June 30, 2023 and December 31, 2022.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.4 billion at both June 30, 2023 and December 31, 2022.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $30.9 billion and $33.8 billion at June 30, 2023 and December 31, 2022. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $52.1 billion and $51.6 billion at June 30, 2023 and December 31, 2022, which consists primarily of other marketable securities.
Nonperforming commercial loans increased $343 million during the six months ended June 30, 2023 primarily in commercial real estate, partially offset by non-U.S. commercial and U.S. commercial. Table 27 presents our commercial loans and leases portfolio and related credit quality information at June 30, 2023 and December 31, 2022.

35 Bank of America

Table 27	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2023	December 31 2022	June 30 2023	December 31 2022	June 30 2023	December 31 2022
Commercial and industrial:
U.S. commercial	$360,796	$358,481	$476	$553	$132	$190
Non-U.S. commercial	123,518	124,479	84	212	13	25
Total commercial and industrial	484,314	482,960	560	765	145	215
Commercial real estate	74,290	69,766	816	271	7	46
Commercial lease financing	13,493	13,644	6	4	2	8
	572,097	566,370	1,382	1,040	154	269
U.S. small business commercial (1)	18,796	17,560	15	14	201	355
Commercial loans excluding loans accounted for under the fair value option	$590,893	$583,930	$1,397	$1,054	$355	$624
Loans accounted for under the fair value option (2)	4,061	5,432
Total commercial loans and leases	$594,954	$589,362
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option includes U.S. commercial of $2.3 billion and $2.9 billion and non-U.S. commercial of $1.8 billion and $2.5 billion at June 30, 2023 and December 31, 2022. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
Table 28 presents net charge-offs and related ratios for our commercial loans and leases for the three and six months ended June 30, 2023 and 2022.

Table 28	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Commercial and industrial:
U.S. commercial	$5	$15	$52	$1	0.01%	0.02%	0.03%	—%
Non-U.S. commercial	—	(5)	20	(4)	—	(0.01)	0.03	(0.01)
Total commercial and industrial	5	10	72	(3)	—	0.01	0.03	—
Commercial real estate	69	(4)	91	19	0.37	(0.03)	0.25	0.06
Commercial lease financing	1	4	—	4	—	0.13	—	0.06
	75	10	163	20	0.05	0.01	0.06	0.01
U.S. small business commercial	74	36	140	78	1.62	0.79	1.55	0.87
Total commercial	$149	$46	$303	$98	0.10	0.03	0.10	0.04
(1)Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.
Table 29 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure increased $2.2 billion during the six months ended June 30, 2023 driven by the commercial real estate office property type and U.S. commercial, partially offset by non-U.S. commercial. At both June 30, 2023 and December 31, 2022, 88 percent of commercial reservable criticized utilized exposure was secured.

Table 29		Commercial Reservable Criticized Utilized Exposure (1, 2)

(Dollars in millions)	June 30, 2023		December 31, 2022
Commercial and industrial:
U.S. commercial	$11,712	3.03%	$10,724	2.78%
Non-U.S. commercial	2,096	1.63	2,665	2.04
Total commercial and industrial	13,808	2.68	13,389	2.59
Commercial real estate	6,934	9.17	5,201	7.30
Commercial lease financing	208	1.54	240	1.76
	20,950	3.46	18,830	3.13
U.S. small business commercial	519	2.76	444	2.53
Total commercial reservable criticized utilized exposure	$21,469	3.44	$19,274	3.12
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $20.6 billion and $18.5 billion and commercial letters of credit of $888 million and $817 million at June 30, 2023 and December 31, 2022.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.
Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At June 30, 2023, 63 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global
Banking, 21 percent in Global Markets, 14 percent in GWIM (loans that provide financing for asset purchases, business investments and other liquidity needs for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $2.3 billion, or one percent, during the six months ended June 30, 2023 primarily driven by Global

Bank of America 36

Markets. Reservable criticized utilized exposure increased $988 million, or nine percent, driven by increases across a broad range of industries.
Non-U.S. Commercial
At June 30, 2023, 64 percent of the non-U.S. commercial loan portfolio was managed in Global Banking, 35 percent in Global Markets and the remainder in GWIM. Non-U.S. commercial loans remained relatively unchanged during the six months ended June 30, 2023. Reservable criticized utilized exposure decreased $569 million, or 21 percent, due in part to paydowns and sales of Russian exposure. For information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 40.
Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans increased $4.5 billion, or six percent, during the six months ended June 30, 2023 to $74.3 billion with increases across multiple property types. The commercial real estate portfolio is primarily managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 19 percent of the commercial real estate portfolio at both June 30, 2023 and December 31, 2022.
Reservable criticized utilized exposure increased $1.7 billion, or 33 percent during the six months ended June 30, 2023, primarily driven by office loans. Office loans represented the largest property type concentration at 25 percent of the commercial real estate portfolio at June 30, 2023, but only represented approximately two percent of total loans for the Corporation. This property type is roughly 75 percent Class A and has origination loan-to-value of approximately 55 percent. Reservable criticized exposure for the office property type was $4.5 billion at June 30, 2023, and approximately $9.2 billion of office loans are scheduled to mature by the end of 2024. Although we have seen collateral value declines in this property type, the majority of these loans remain well secured as of June 30, 2023.
For the three and six months ended June 30, 2023 and 2022, we continued to see low default rates. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures for management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Table 30 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 30	Outstanding Commercial Real Estate Loans

(Dollars in millions)	June 30 2023	December 31 2022
By Geographic Region
Northeast	$16,567	$15,601
California	14,179	13,360
Southwest	9,469	8,723
Southeast	8,428	7,713
Florida	5,343	5,374
Illinois	3,591	3,327
Midwest	3,391	3,419
Midsouth	2,787	2,716
Northwest	1,986	1,959
Non-U.S.	6,170	5,518
Other	2,379	2,056
Total outstanding commercial real estate loans	$74,290	$69,766
By Property Type
Non-residential
Office	$18,273	$18,230
Industrial / Warehouse	14,445	13,775
Multi-family rental	11,239	10,412
Shopping centers /Retail	5,832	5,830
Hotel / Motels	5,716	5,696
Multi-use	2,958	2,403
Other	14,441	12,241
Total non-residential	72,904	68,587
Residential	1,386	1,179
Total outstanding commercial real estate loans	$74,290	$69,766

37 Bank of America

U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking, and included $545 million and $1.0 billion of PPP loans outstanding at June 30, 2023 and December 31, 2022. PPP loans decreased $464 million during the six months ended June 30, 2023 primarily due to repayment of the loans by the Small Business Administration (SBA) under the terms of the program. Excluding PPP, credit card-related products were 55 percent and 53 percent of the U.S. small business commercial portfolio at June 30, 2023 and December 31, 2022 and represented 98 percent of the net charge-offs for both the three and six months ended June 30, 2023 compared to 100 percent for both the three and six months ended June 30, 2022. The decrease of $154 million in accruing past due 90 days or more for the six months ended June 30, 2023 was driven by PPP loans, which are fully guaranteed by the SBA.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 31 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and six months ended June 30, 2023 and 2022. Nonperforming loans do not include loans accounted for under the fair value option. During the six months ended June 30, 2023, nonperforming commercial loans and leases increased $343 million to $1.4 billion. At June 30, 2023, 98 percent of commercial nonperforming loans, leases and foreclosed properties were secured, and 58 percent were contractually current. Commercial nonperforming loans were carried at 86 percent of their unpaid principal balance, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

Table 31	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022
Nonperforming loans and leases, beginning of period	$1,204	$1,521	$1,054	$1,578
Additions	484	321	903	504
Reductions:
Paydowns	(171)	(342)	(243)	(501)
Sales	(3)	(16)	(3)	(41)
Returns to performing status (3)	(7)	(146)	(59)	(151)
Charge-offs	(87)	(40)	(175)	(52)
Transfers to foreclosed properties	(23)	—	(23)	—
Transfers to loans held-for-sale	—	—	(57)	(39)
Total net additions / (reductions) to nonperforming loans and leases	193	(223)	343	(280)
Total nonperforming loans and leases, June 30	1,397	1,298	1,397	1,298
Foreclosed properties, June 30	51	47	51	47
Nonperforming commercial loans, leases and foreclosed properties, June 30	$1,448	$1,345	$1,448	$1,345
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.24%	0.22%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.25	0.23
(1)Balances do not include nonperforming loans held-for-sale of $174 million and $270 million at June 30, 2023 and 2022.
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
Industry Concentrations
Table 32 presents commercial committed and utilized credit exposure by industry. For information on net notional credit protection purchased to hedge funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, see Commercial Portfolio Credit Risk Management – Risk Mitigation.
Commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $10.3 billion during the six months ended June 30, 2023 to $1.2 trillion. The increase in commercial committed exposure was concentrated in Capital goods, Finance companies and Asset manager & funds.
For information on industry limits, see Commercial Portfolio Credit Risk Management – Industry Concentrations in the MD&A of the Corporation’s 2022 Annual Report on Form 10-K.
Asset managers and funds, our largest industry concentration with committed exposure of $168.1 billion, increased $3.0 billion during the six months ended June 30, 2023.
Real estate, our second largest industry concentration with committed exposure of $101.3 billion, increased $1.6 billion, or two percent, during the six months ended June 30, 2023. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 37.
Capital goods, our third largest industry concentration with committed exposure of $92.9 billion, increased $5.6 billion, or six percent, during the six months ended June 30, 2023. The increase in committed exposure occurred primarily as a result of increases in Machinery and Trading companies and distributors, partially offset by a decrease in Industrial Conglomerates.
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

Bank of America 38

Table 32	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	June 30 2023	December 31 2022	June 30 2023	December 31 2022
Asset managers & funds	$104,838	$106,842	$168,062	$165,087
Real estate (3)	74,545	72,180	101,284	99,722
Capital goods	49,505	45,580	92,886	87,314
Finance companies	57,375	55,248	82,742	79,546
Healthcare equipment and services	34,511	33,554	61,174	58,761
Materials	26,192	26,304	55,838	55,589
Retailing	25,618	24,785	54,017	53,714
Consumer services	27,826	26,980	49,921	47,372
Food, beverage and tobacco	24,351	23,232	49,331	47,486
Government & public education	32,398	34,861	46,720	48,134
Individuals and trusts	32,930	34,897	43,957	45,572
Commercial services and supplies	24,588	23,628	42,500	41,596
Utilities	18,655	20,292	39,108	40,164
Energy	12,999	15,132	36,034	36,043
Transportation	23,486	22,273	35,317	33,858
Technology hardware and equipment	10,980	11,441	29,909	29,825
Global commercial banks	26,444	27,217	28,994	29,293
Media	14,558	14,781	26,377	28,216
Software and services	10,770	12,961	25,397	25,633
Pharmaceuticals and biotechnology	7,070	7,547	21,859	26,208
Vehicle dealers	14,245	12,909	21,228	20,638
Consumer durables and apparel	9,619	10,009	21,146	21,389
Insurance	10,591	10,224	20,096	19,444
Telecommunication services	9,901	9,679	17,370	17,349
Automobiles and components	8,060	8,774	15,979	16,911
Food and staples retailing	7,519	7,157	13,107	11,908
Financial markets infrastructure (clearinghouses)	3,013	3,913	5,797	8,752
Religious and social organizations	2,437	2,467	4,373	4,689
Total commercial credit exposure by industry	$705,024	$704,867	$1,210,523	$1,200,213
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.4 billion at both June 30, 2023 and December 31, 2022.
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
At June 30, 2023 and December 31, 2022, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $9.2 billion and $9.0 billion. We recorded net losses of $34 million and $111 million for the three and six months ended June 30, 2023 compared to net gains of $131 million and $122 million for the three and six months ended June 30, 2022. The gains and losses on these instruments were largely offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 38. For more information, see Trading Risk Management on page 43.
Tables 33 and 34 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at June 30, 2023 and December 31, 2022.

Table 33	Net Credit Default Protection by Maturity

	June 30 2023	December 31 2022
Less than or equal to one year	51%	14%
Greater than one year and less than or equal to five years	48	85
Greater than five years	1	1
Total net credit default protection	100%	100%

Table 34	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
(Dollars in millions)	June 30, 2023		December 31, 2022
Ratings (2, 3)
AAA	$(479)	5.2%	$(379)	4.0%
AA	(871)	9.5	(867)	10.0
A	(4,248)	46.4	(3,257)	36.0
BBB	(1,910)	20.8	(2,476)	28.0
BB	(727)	7.9	(1,049)	12.0
B	(728)	7.9	(676)	7.0
CCC and below	(103)	1.1	(93)	1.0
NR (4)	(99)	1.2	(182)	2.0
Total net credit default protection	$(9,165)	100.0%	$(8,979)	100.0%
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
Table 35 presents our 20 largest non-U.S. country exposures at June 30, 2023. These exposures accounted for 89 percent of our total non-U.S. exposure at both June 30, 2023 and December 31, 2022. Net country exposure for these 20 countries decreased $28.0 billion in 2023 primarily driven by decreases in Germany, Japan and Switzerland.

Table 35	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at June 30 2023	Hedges and Credit Default Protection	Net Country Exposure at June 30 2023	Increase (Decrease) from December 31 2022
United Kingdom	$27,348	$18,007	$11,016	$3,584	$59,955	$(2,899)	$57,056	$1,711
Germany	23,939	9,657	1,396	1,361	36,353	(3,146)	33,207	(12,519)
Canada	12,703	9,628	1,364	3,520	27,215	(352)	26,863	1,290
France	15,576	8,051	856	2,108	26,591	(2,195)	24,396	(2,197)
Australia	13,904	4,182	581	1,711	20,378	(245)	20,133	(84)
Brazil	8,890	1,247	1,315	4,267	15,719	(69)	15,650	3,150
Japan	8,078	1,755	1,705	2,804	14,342	(731)	13,611	(9,476)
India	6,613	246	487	3,973	11,319	(91)	11,228	459
China	5,415	296	1,174	2,784	9,669	(245)	9,424	(1,384)
Ireland	7,744	1,256	149	252	9,401	(51)	9,350	260
South Korea	6,119	807	488	1,135	8,549	(48)	8,501	(625)
Singapore	3,944	549	73	3,805	8,371	(27)	8,344	(1,263)
Mexico	4,460	1,596	524	1,380	7,960	(32)	7,928	536
Netherlands	2,543	4,611	654	718	8,526	(1,381)	7,145	(2,138)
Switzerland	3,779	3,104	267	508	7,658	(909)	6,749	(3,939)
Hong Kong	4,151	453	524	1,102	6,230	(16)	6,214	(1,057)
Spain	2,654	1,936	211	1,286	6,087	(402)	5,685	(156)
Italy	3,729	1,379	156	294	5,558	(1,138)	4,420	(1,248)
Belgium	1,360	1,715	317	1,069	4,461	(158)	4,303	440
Sweden	1,250	1,834	107	148	3,339	(503)	2,836	232
Total top 20 non-U.S. countries exposure	$164,199	$72,309	$23,364	$37,809	$297,681	$(14,638)	$283,043	$(28,008)
Our largest non-U.S. country exposure at June 30, 2023 was the United Kingdom with net exposure of $57.1 billion, which represents an increase of $1.7 billion from December 31, 2022. The increase was primarily driven by higher exposure with financial institutions and the central bank, partially offset by reduced corporate exposure. Our second largest non-U.S. country exposure was Germany with net exposure of $33.2 billion at June 30, 2023, a decrease of $12.5 billion from December 31, 2022. The decrease was primarily driven by lower deposits with the central bank.

Bank of America 40

Allowance for Credit Losses
The allowance for credit losses increased $116 million from December 31, 2022 to $14.3 billion at June 30, 2023, which included a $505 million reserve increase related to the consumer portfolio and a $389 million reserve decrease related to the commercial portfolio. The increase in the allowance reflected a reserve build in our consumer portfolio primarily due to credit card loan growth, partially offset by a reserve release in our commercial portfolio primarily driven by certain improved macroeconomic conditions. The allowance also includes the impact of the accounting change to remove the recognition and measurement guidance on troubled debt restructurings, which reduced the allowance for credit losses by $243 million on January 1, 2023. For more information on this change in accounting guidance, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Table 36 presents an allocation of the allowance for credit losses by product type at June 30, 2023 and December 31, 2022.

Table 36	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	June 30, 2023			December 31, 2022
Allowance for loan and lease losses
Residential mortgage	$366	2.83%	0.16%	$328	2.59%	0.14%
Home equity	61	0.47	0.24	92	0.73	0.35
Credit card	6,564	50.69	6.77	6,136	48.38	6.57
Direct/Indirect consumer	659	5.09	0.63	585	4.61	0.55
Other consumer	100	0.77	n/m	96	0.76	n/m
Total consumer	7,750	59.85	1.70	7,237	57.07	1.59
U.S. commercial (2)	2,846	21.98	0.75	3,007	23.71	0.80
Non-U.S. commercial	968	7.47	0.78	1,194	9.41	0.96
Commercial real estate	1,338	10.33	1.80	1,192	9.40	1.71
Commercial lease financing	48	0.37	0.35	52	0.41	0.38
Total commercial	5,200	40.15	0.88	5,445	42.93	0.93
Allowance for loan and lease losses	12,950	100.00%	1.24	12,682	100.00%	1.22
Reserve for unfunded lending commitments	1,388			1,540
Allowance for credit losses	$14,338			$14,222
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $927 million and $844 million at June 30, 2023 and December 31, 2022.
n/m = not meaningful
Net charge-offs for the three and six months ended June 30, 2023 were $869 million and $1.7 billion compared to $571 million and $963 million for the same periods in 2022 primarily due to late-stage delinquent credit card loans that were charged off. The provision for credit losses increased $602 million to $1.1 billion and $1.5 billion to $2.1 billion for the three and six months ended June 30, 2023 compared to the same periods in 2022. The provision for credit losses for the current-year periods was driven by our consumer portfolio primarily due to credit card loan growth and asset quality, partially offset by certain improved macroeconomic conditions that primarily benefited our commercial portfolio. For the same periods in the prior year, the provision for credit losses was primarily driven by loan growth and a dampened macroeconomic outlook, partially offset by asset quality improvement and reduced COVID-19 pandemic uncertainties. In addition, the six-month period in the prior year was also driven by a reserve build related to Russian exposure. The provision for credit losses for the consumer portfolio, including unfunded lending commitments, increased $690 million to $1.1 billion and $1.6 billion to $2.0 billion for the three and six months ended June 30, 2023 compared to the same periods in 2022. The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $46 million to $159 million and decreased $121 million to $10 million for the three and six months ended June 30, 2023 compared to the same periods in 2022.
Table 37 presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for the three and six months ended June 30, 2023 and 2022. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

41 Bank of America

Table 37	Allowance for Credit Losses

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2023	2022	2023	2022
Allowance for loan and lease losses, December 31		n/a	n/a	$12,682	$12,387
January 1, 2023 adoption of credit loss standard		n/a	n/a	(243)	n/a
Allowance for loan and lease losses, beginning of period		$12,514	$12,104	12,439	12,387
Loans and leases charged off
Residential mortgage		(10)	(140)	(18)	(150)
Home equity		(5)	(20)	(11)	(33)
Credit card		(756)	(492)	(1,406)	(965)
Direct/Indirect consumer		(56)	(59)	(96)	(121)
Other consumer		(112)	(141)	(283)	(225)
Total consumer charge-offs		(939)	(852)	(1,814)	(1,494)
U.S. commercial (1)		(106)	(87)	(240)	(154)
Non-U.S. commercial		(8)	—	(31)	(2)
Commercial real estate		(71)	—	(95)	(23)
Commercial lease financing		(1)	(5)	—	(5)
Total commercial charge-offs		(186)	(92)	(366)	(184)
Total loans and leases charged off		(1,125)	(944)	(2,180)	(1,678)
Recoveries of loans and leases previously charged off
Residential mortgage		8	54	15	74
Home equity		21	44	39	87
Credit card		146	169	295	345
Direct/Indirect consumer		39	55	78	113
Other consumer		5	5	14	10
Total consumer recoveries		219	327	441	629
U.S. commercial (2)		27	36	48	75
Non-U.S. commercial		8	5	11	6
Commercial real estate		2	4	4	4
Commercial lease financing		—	1	—	1
Total commercial recoveries		37	46	63	86
Total recoveries of loans and leases previously charged off		256	373	504	715
Net charge-offs		(869)	(571)	(1,676)	(963)
Provision for loan and lease losses		1,309	441	2,209	549
Other		(4)	(1)	(22)	—
Allowance for loan and lease losses, June 30		12,950	11,973	12,950	11,973
Reserve for unfunded lending commitments, beginning of period		1,437	1,379	1,540	1,456
Provision for unfunded lending commitments		(50)	82	(153)	4
Other		1	—	1	1
Reserve for unfunded lending commitments, June 30		1,388	1,461	1,388	1,461
Allowance for credit losses, June 30		$14,338	$13,434	$14,338	$13,434

Loan and allowance ratios (3) :
Loans and leases outstanding at June 30		$1,046,897	$1,025,270	$1,046,897	$1,025,270
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at June 30		1.24%	1.17%	1.24%	1.17%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at June 30		1.70	1.48	1.70	1.48
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at June 30		0.88	0.93	0.88	0.93
Average loans and leases outstanding		$1,041,976	$1,008,826	$1,039,172	$989,764
Annualized net charge-offs as a percentage of average loans and leases outstanding		0.33%	0.23%	0.33%	0.20%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at June 30		314	288	314	288
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs		3.71	5.22	3.83	6.16
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at June 30 (4)		$5,481	$6,591	$5,481	$6,591
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at June 30 (4)		181%	129%	181%	129%
(1)Includes U.S. small business commercial charge-offs of $84 million and $159 million for the three and six months ended June 30, 2023 compared to $51 million and $107 million for the same periods in 2022.
(2)Includes U.S. small business commercial recoveries of $10 million and $19 million for the three and six months ended June 30, 2023 compared to $15 million and $29 million for the same periods in 2022.
(3)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(4)Primarily includes amounts related to credit card and unsecured consumer lending portfolios in Consumer Banking.
n/a = not applicable

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
Table 38 presents the total market-based portfolio VaR, which is the combination of the total covered positions (and less liquid trading positions) portfolio and the fair value option portfolio. For more information on the market risk VaR for trading activities, see Trading Risk Management in the MD&A of the Corporation’s 2022 Annual Report on Form 10-K.
The total market-based portfolio VaR results in Table 38 include market risk to which we are exposed from all business segments, excluding credit valuation adjustment (CVA), DVA and related hedges. The majority of this portfolio is within the Global Markets segment.
Table 38 presents period-end, average, high and low daily trading VaR for the three months ended June 30, 2023, March 31, 2023 and June 30, 2022 using a 99 percent confidence level as well as average daily trading VaR for the six months ended June 30, 2023 and 2022. The amounts disclosed in Table 38 and Table 39 align to the view of covered positions used in the Basel 3 capital calculations. Foreign exchange and commodity positions are always considered covered positions, regardless of trading or banking treatment for the trade, except for structural foreign currency positions that are excluded with prior regulatory approval.
The average of total covered positions and less liquid trading positions portfolio VaR for the three months ended June 30, 2023 compared to the prior quarter decreased primarily due to the roll off of March 2020 market volatility from the window of historical data used in the calibration of the VaR model.

Table 38	Market Risk VaR for Trading Activities

	Three Months Ended												Six Months Ended June 30
	June 30, 2023				March 31, 2023				June 30, 2022
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	2023 Average	2022 Average
Foreign exchange	$22	$29	$42	$16	$39	$32	$42	$17	$21	$17	$22	$12	$31	$17
Interest rate	42	50	74	36	43	43	56	32	36	36	56	24	47	36
Credit	50	50	54	47	52	84	108	52	71	73	106	53	67	68
Equity	24	24	56	13	19	19	25	14	21	22	33	19	21	23
Commodities	8	9	12	7	11	11	14	8	14	17	27	12	10	13
Portfolio diversification	(85)	(98)	n/a	n/a	(103)	(122)	n/a	n/a	(62)	(84)	n/a	n/a	(110)	(88)
Total covered positions portfolio	61	64	85	53	61	67	92	54	101	81	140	56	66	69
Impact from less liquid exposures (2)	8	12	n/a	n/a	14	42	n/a	n/a	48	37	n/a	n/a	26	30
Total covered positions and less liquid trading positions portfolio	69	76	105	63	75	109	149	69	149	118	236	76	92	99
Fair value option loans	19	20	26	15	15	41	49	15	47	53	65	39	31	54
Fair value option hedges	12	16	20	12	14	16	17	14	14	18	24	14	16	18
Fair value option portfolio diversification	(19)	(24)	n/a	n/a	(19)	(32)	n/a	n/a	(28)	(35)	n/a	n/a	(29)	(36)
Total fair value option portfolio	12	12	14	11	10	25	30	10	33	36	44	30	18	36
Portfolio diversification	(6)	(7)	n/a	n/a	(7)	(10)	n/a	n/a	(8)	(14)	n/a	n/a	(8)	(17)
Total market-based portfolio	$75	$81	113	66	$78	$124	173	73	$174	$140	287	91	$102	$118
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
n/a = not applicable
The following graph presents the daily covered positions and less liquid trading positions portfolio VaR for the previous five quarters, corresponding to the data in Table 38.

43 Bank of America

Additional VaR statistics produced within our single VaR model are provided in Table 39 at the same level of detail as in Table 38. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio, as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 39 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for the three months ended June 30, 2023, March 31, 2023 and June 30, 2022.

Table 39	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	Three Months Ended
	June 30, 2023		March 31, 2023		June 30, 2022
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$29	$19	$32	$20	$17	$10
Interest rate	50	27	43	22	36	18
Credit	50	29	84	31	73	27
Equity	24	12	19	8	22	12
Commodities	9	5	11	6	17	9
Portfolio diversification	(98)	(56)	(122)	(53)	(84)	(46)
Total covered positions portfolio	64	36	67	34	81	30
Impact from less liquid exposures	12	7	42	8	37	6
Total covered positions and less liquid trading positions portfolio	76	43	109	42	118	36
Fair value option loans	20	13	41	14	53	16
Fair value option hedges	16	10	16	10	18	11
Fair value option portfolio diversification	(24)	(15)	(32)	(14)	(35)	(15)
Total fair value option portfolio	12	8	25	10	36	12
Portfolio diversification	(7)	(6)	(10)	(7)	(14)	(8)
Total market-based portfolio	$81	$45	$124	$45	$140	$40
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. For more information on our backtesting process, see Trading Risk Management – Backtesting in the MD&A of the Corporation’s 2022 Annual Report on Form 10-K.
During the three and six months ended June 30, 2023, there were no days where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period.
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
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended June 30, 2023 compared to the three months ended March 31, 2023. During the three months ended June 30, 2023, positive trading-related revenue was recorded for 100 percent of the trading days, of which 95 percent were daily trading gains of over $25 million. This compares to the three months ended March 31, 2023 where positive trading-related revenue was recorded for 100 percent of the trading days, of which 98 percent were daily trading gains of over $25 million.

Bank of America 44

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
Table 40 presents the spot and 12-month forward rates used in our baseline forecasts at June 30, 2023 and December 31, 2022.

Table 40	Forward Rates

	June 30, 2023
	Federal Funds	SOFR (1)	10-Year SOFR (1)
Spot rates	5.25%	5.09%	3.58%
12-month forward rates	5.09	4.90	3.33

	December 31, 2022
	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	4.50%	4.77%	3.84%
12-month forward rates	4.75	4.78	3.62
(1) The Corporation uses SOFR in its baseline forecast as one of the primary ARRs used as a result of the cessation of LIBOR in 2023. For more information on the transition from LIBOR to ARRs, see Executive Summary – Recent Developments – LIBOR and Other Benchmark Rates on page 3.
Table 41 shows the pretax impact to forecasted net interest income over the next 12 months from June 30, 2023 and December 31, 2022 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically, we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment.
The interest rate scenarios also assume U.S. dollar interest rates are floored at zero.
During the six months ended June 30, 2023, the overall decrease in asset sensitivity of our balance sheet to higher and lower rate scenarios was primarily due to changes in deposit product mix and risk management activities performed in our ALM portfolio to respond to changing market conditions. We continue to be asset sensitive to a parallel upward move in interest rates with the majority of that impact coming from the short end of the yield curve. Additionally, higher interest rates negatively impact the fair value of our debt securities classified as available for sale and adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital would be reduced over time by offsetting positive impacts to net interest income generated from the banking book activities. For more information on Basel 3, see Capital Management – Regulatory Capital on page 22.

Table 41	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes

	Short Rate (bps)	Long Rate (bps)
(Dollars in millions)			June 30, 2023	December 31, 2022
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$3,298	$3,829
-100 bps instantaneous shift	-100	-100	(3,613)	(4,591)
Flatteners
Short-end instantaneous change	+100	—	3,145	3,698
Long-end instantaneous change	—	-100	(171)	(157)
Steepeners
Short-end instantaneous change	-100	—	(3,464)	(4,420)
Long-end instantaneous change	—	+100	153	131
The sensitivity analysis in Table 41 assumes that we take no action in response to these rate shocks and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates. As part of our ALM activities, we use securities, certain residential mortgages, and

45 Bank of America

interest rate and foreign exchange derivatives in managing interest rate sensitivity.
The behavior of our deposit portfolio in the baseline forecast and in alternate interest rate scenarios is a key assumption in our projected estimates of net interest income. The sensitivity analysis in Table 41 assumes no change in deposit portfolio size or mix from the baseline forecast in alternate rate environments. In higher rate scenarios, the increase in net interest income would be impacted by any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher yielding deposits or market-based funding as our benefit in those scenarios would be reduced. Conversely, in lower-rate scenarios, any customer activity that results in the replacement of higher yielding deposits or market-based funding with low-cost or noninterest-bearing deposits would reduce our exposure in those scenarios.
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
The derivatives used in our ALM activities can be split into two broad categories: designated accounting hedges and other risk management derivatives. Designated accounting hedges are primarily used to manage our exposure to interest rates as described in the Interest Rate Risk Management for the Banking
Book section and are included in the sensitivities presented in Table 41. The Corporation also uses foreign currency derivatives in accounting hedges to manage substantially all of the foreign exchange risk of our foreign operations. By hedging the foreign exchange risk of our foreign operations, the Corporation's market risk exposure in this area is not significant.
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
There were no significant gains or losses related to the change in fair value of MSRs, IRLCs and LHFS, net of gains and losses on the hedge portfolio, for the three and six months ended June 30, 2023 and 2022. For more information on MSRs, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.
Climate Risk Management
Climate-related risks are divided into two major categories: (1) risks related to the physical impacts of climate change, driven by extreme weather events such as hurricanes and floods, as well as chronic longer-term shifts such as rising average global temperatures and sea levels, and (2) risks related to the transition to a low-carbon economy, which may entail extensive policy, legal, technology and market changes. These changes and events may have broad impacts on operations, supply chains, distribution networks, customers and markets and are otherwise referred to, respectively, as physical risk and transition risk. These risks may impact both financial and nonfinancial risk types. Physical climate events may lead to increased credit risk by diminishing borrowers’ repayment capacity or collateral value, or increased operational risk by impacting the Corporation’s facilities, employees, customers or vendors. Climate-related transition changes in policy, technology or the market may amplify credit risk through financial impacts to the Corporation or its customers or counterparties or increase market risk, including through sudden price adjustments. In addition, reputational risk may arise, including

Bank of America 46

from our climate-related practices, disclosures and commitments.
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
Goodwill and Intangible Assets
The nature of and accounting for goodwill and intangible assets are discussed in Note 1 – Summary of Significant Accounting Principles and Note 7 – Goodwill and Intangible Assets to the Consolidated Financial Statements. As of June 30, 2023, goodwill recorded on our consolidated balance sheet was as follows.

Table 42	Goodwill by Reporting Unit

(Dollars in millions)	June 30 2023	December 31 2022
Consumer Banking
Consumer Lending	$11,723	$11,723
Deposits	18,414	18,414
Global Wealth and Investment Management
Private Bank	2,918	2,918
Merrill Lynch Global Wealth Management	6,759	6,759
Global Banking
Global Commercial Banking	16,204	16,204
Global Corporate and Investment Banking	6,276	6,276
Business Banking	1,546	1,546
Global Markets	5,181	5,182
Total	$69,021	$69,022
Goodwill is tested for impairment at the reporting unit level on an annual basis and on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. We completed our annual goodwill impairment test as of June 30, 2023. In performing that test, we compared the fair value of each reporting unit to its carrying value as measured by allocated equity. We estimated the fair value of each reporting unit based on the income approach (which utilizes the present value of cash flows to estimate fair value) and the market multiplier approach (which utilizes observable market prices and metrics of peer companies to estimate fair value).
Our discounted cash flows were generally based on the Corporation’s three-year internal forecasts along with long-term terminal growth values. Our estimated cash flows take into account the current global industry and market conditions related to the inflationary and interest rate environment. The cash flows were discounted using rates that range from 9.75 percent to 11.25 percent, which were derived from a capital asset pricing model that incorporates the risk and uncertainty in the cash flow forecasts, the financial markets and industries similar to each of the reporting units.

47 Bank of America

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
Based on the results of the test, we determined that each reporting unit’s estimated fair value exceeded its respective carrying value and that the goodwill assigned to each reporting unit, as of June 30, 2023, was not impaired. The fair values of the reporting units as a percentage of their carrying values ranged from 120 percent to 266 percent.
Non-GAAP Reconciliations
Table 43 provides reconciliations of certain non-GAAP financial measures to the most closely related GAAP financial measures.

Table 43	Average and Period-end Supplemental Financial Data and Reconciliations to GAAP Financial Measures (1)

	2023 Quarters		2022 Quarters			Six Months Ended June 30
(Dollars in millions)	Second	First	Fourth	Third	Second	2023	2022
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$282,425	$277,252	$272,629	$271,017	$268,197	$279,853	$268,750
Goodwill	(69,022)	(69,022)	(69,022)	(69,022)	(69,022)	(69,022)	(69,022)
Intangible assets (excluding MSRs)	(2,049)	(2,068)	(2,088)	(2,107)	(2,127)	(2,058)	(2,136)
Related deferred tax liabilities	895	899	914	920	926	897	927
Tangible shareholders’ equity	$212,249	$207,061	$202,433	$200,808	$197,974	$209,670	$198,519
Preferred stock	(28,397)	(28,397)	(28,982)	(29,134)	(28,674)	(28,397)	(27,565)
Tangible common shareholders’ equity	$183,852	$178,664	$173,451	$171,674	$169,300	$181,273	$170,954
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity and period-end tangible common shareholders’ equity
Shareholders’ equity	$283,319	$280,196	$273,197	$269,524	$269,118
Goodwill	(69,021)	(69,022)	(69,022)	(69,022)	(69,022)
Intangible assets (excluding MSRs)	(2,036)	(2,055)	(2,075)	(2,094)	(2,114)
Related deferred tax liabilities	890	895	899	915	920
Tangible shareholders’ equity	$213,152	$210,014	$202,999	$199,323	$198,902
Preferred stock	(28,397)	(28,397)	(28,397)	(29,134)	(29,134)
Tangible common shareholders’ equity	$184,755	$181,617	$174,602	$170,189	$169,768
Reconciliation of period-end assets to period-end tangible assets
Assets	$3,123,198	$3,194,657	$3,051,375	$3,072,953	$3,111,606
Goodwill	(69,021)	(69,022)	(69,022)	(69,022)	(69,022)
Intangible assets (excluding MSRs)	(2,036)	(2,055)	(2,075)	(2,094)	(2,114)
Related deferred tax liabilities	890	895	899	915	920
Tangible assets	$3,053,031	$3,124,475	$2,981,177	$3,002,752	$3,041,390
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Bank of America 48

Part I. Financial Information
Item 1. Financial Statements
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share information)	2023	2022	2023	2022
Net interest income
Interest income	$32,354	$14,975	$61,009	$27,869
Interest expense	18,196	2,531	32,403	3,853
Net interest income	14,158	12,444	28,606	24,016

Noninterest income
Fees and commissions	7,961	8,491	15,855	17,476
Market making and similar activities	3,697	2,717	8,409	5,955
Other income	(619)	(964)	(1,415)	(1,531)
Total noninterest income	11,039	10,244	22,849	21,900
Total revenue, net of interest expense	25,197	22,688	51,455	45,916

Provision for credit losses	1,125	523	2,056	553

Noninterest expense
Compensation and benefits	9,401	8,917	19,319	18,399
Occupancy and equipment	1,776	1,748	3,575	3,508
Information processing and communications	1,644	1,535	3,341	3,075
Product delivery and transaction related	956	924	1,846	1,857
Professional fees	527	518	1,064	968
Marketing	513	463	971	860
Other general operating	1,221	1,168	2,160	1,925
Total noninterest expense	16,038	15,273	32,276	30,592
Income before income taxes	8,034	6,892	17,123	14,771
Income tax expense	626	645	1,554	1,457
Net income	$7,408	$6,247	$15,569	$13,314
Preferred stock dividends	306	315	811	782
Net income applicable to common shareholders	$7,102	$5,932	$14,758	$12,532

Per common share information
Earnings	$0.88	$0.73	$1.83	$1.54
Diluted earnings	0.88	0.73	1.82	1.53
Average common shares issued and outstanding	8,040.9	8,121.6	8,053.5	8,129.3
Average diluted common shares issued and outstanding	8,080.7	8,163.1	8,162.6	8,182.2

Consolidated Statement of Comprehensive Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022
Net income	$7,408	$6,247	$15,569	$13,314
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	168	(1,822)	723	(5,269)
Net change in debit valuation adjustments	(404)	575	(394)	836
Net change in derivatives	(1,993)	(2,008)	49	(7,187)
Employee benefit plan adjustments	9	36	19	60
Net change in foreign currency translation adjustments	5	(38)	17	(10)
Other comprehensive income (loss)	(2,215)	(3,257)	414	(11,570)
Comprehensive income (loss)	$5,193	$2,990	$15,983	$1,744

See accompanying Notes to Consolidated Financial Statements.

49 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	June 30 2023	December 31 2022
(Dollars in millions)
Assets
Cash and due from banks	$29,651	$30,334
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	343,902	199,869
Cash and cash equivalents	373,553	230,203
Time deposits placed and other short-term investments	7,941	7,259
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $152,081 and $146,999 measured at fair value)	276,281	267,574
Trading account assets (includes $152,849 and $115,505 pledged as collateral)	311,400	296,108
Derivative assets	46,475	48,642
Debt securities:
Carried at fair value	142,040	229,994
Held-to-maturity, at cost (fair value $508,351 and $524,267)	614,118	632,825
Total debt securities	756,158	862,819
Loans and leases (includes $4,327 and $5,771 measured at fair value)	1,051,224	1,045,747
Allowance for loan and lease losses	(12,950)	(12,682)
Loans and leases, net of allowance	1,038,274	1,033,065
Premises and equipment, net	11,688	11,510
Goodwill	69,021	69,022
Loans held-for-sale (includes $2,063 and $1,115 measured at fair value)	6,788	6,871
Customer and other receivables	74,000	67,543
Other assets (includes $10,028 and $9,594 measured at fair value)	151,619	150,759
Total assets	$3,123,198	$3,051,375

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$571,621	$640,745
Interest-bearing (includes $379 and $311 measured at fair value)	1,197,396	1,182,590
Deposits in non-U.S. offices:
Noninterest-bearing	16,662	20,480
Interest-bearing	91,530	86,526
Total deposits	1,877,209	1,930,341
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $214,991 and $151,708 measured at fair value)	288,627	195,635
Trading account liabilities	97,818	80,399
Derivative liabilities	43,399	44,816
Short-term borrowings (includes $2,239 and $832 measured at fair value)	41,017	26,932
Accrued expenses and other liabilities (includes $11,587 and $9,752 measured at fair value and $1,388 and $1,540 of reserve for unfunded lending commitments)	205,736	224,073
Long-term debt (includes $40,622 and $33,070 measured at fair value)	286,073	275,982
Total liabilities	2,839,879	2,778,178
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities) and (Note 10 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 4,088,099 and 4,088,101 shares	28,397	28,397
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 7,953,563,116 and 7,996,777,943 shares	57,267	58,953
Retained earnings	218,397	207,003
Accumulated other comprehensive income (loss)	(20,742)	(21,156)
Total shareholders’ equity	283,319	273,197
Total liabilities and shareholders’ equity	$3,123,198	$3,051,375

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$4,610	$2,816
Loans and leases	15,884	16,738
Allowance for loan and lease losses	(796)	(797)
Loans and leases, net of allowance	15,088	15,941
All other assets	126	116
Total assets of consolidated variable interest entities	$19,824	$18,873
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $23 and $42 of non-recourse short-term borrowings)	$1,877	$42
Long-term debt (includes $5,701 and $4,581 of non-recourse debt)	5,701	4,581
All other liabilities (includes $10 and $13 of non-recourse liabilities)	10	12
Total liabilities of consolidated variable interest entities	$7,588	$4,635
See accompanying Notes to Consolidated Financial Statements.

Bank of America 50

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, March 31, 2023	$28,397	7,972.4	$57,264	$213,062	$(18,527)	$280,196
Net income				7,408		7,408
Net change in debt securities					168	168
Net change in debit valuation adjustments					(404)	(404)
Net change in derivatives					(1,993)	(1,993)
Employee benefit plan adjustments					9	9
Net change in foreign currency translation adjustments					5	5
Dividends declared:
Common				(1,767)		(1,767)
Preferred				(306)		(306)
Common stock issued under employee plans, net, and other		0.4	553			553
Common stock repurchased		(19.2)	(550)			(550)
Balance, June 30, 2023	$28,397	7,953.6	$57,267	$218,397	$(20,742)	$283,319
Balance, December 31, 2022	$28,397	7,996.8	$58,953	$207,003	$(21,156)	$273,197
Cumulative adjustment for adoption of credit loss accounting standard				184		184
Net income				15,569		15,569
Net change in debt securities					723	723
Net change in debit valuation adjustments					(394)	(394)
Net change in derivatives					49	49
Employee benefit plan adjustments					19	19
Net change in foreign currency translation adjustments					17	17
Dividends declared:
Common				(3,541)		(3,541)
Preferred				(811)		(811)
Common stock issued under employee plans, net, and other		42.8	1,079	(7)		1,072
Common stock repurchased		(86.0)	(2,765)			(2,765)
Balance, June 30, 2023	$28,397	7,953.6	$57,267	$218,397	$(20,742)	$283,319
Balance, March 31, 2022	$27,137	8,062.1	$59,968	$192,929	$(13,417)	$266,617
Net income				6,247		6,247
Net change in debt securities					(1,822)	(1,822)
Net change in debit valuation adjustments					575	575
Net change in derivatives					(2,008)	(2,008)
Employee benefit plan adjustments					36	36
Net change in foreign currency translation adjustments					(38)	(38)
Dividends declared:
Common				(1,702)		(1,702)
Preferred				(315)		(315)
Issuance of preferred stock	1,997					1,997
Common stock issued under employee plans, net, and other		0.3	506			506
Common stock repurchased		(27.2)	(975)			(975)
Balance, June 30, 2022	$29,134	8,035.2	$59,499	$197,159	$(16,674)	$269,118
Balance, December 31, 2021	$24,708	8,077.8	$62,398	$188,064	$(5,104)	$270,066
Net income				13,314		13,314
Net change in debt securities					(5,269)	(5,269)
Net change in debit valuation adjustments					836	836
Net change in derivatives					(7,187)	(7,187)
Employee benefit plan adjustments					60	60
Net change in foreign currency translation adjustments					(10)	(10)
Dividends declared:
Common				(3,408)		(3,408)
Preferred				(782)		(782)
Issuance of preferred stock	4,426					4,426
Common stock issued under employee plans, net, and other		42.1	726	(29)		697
Common stock repurchased		(84.7)	(3,625)			(3,625)
Balance, June 30, 2022	$29,134	$8,035.2	$59,499	$197,159	$(16,674)	$269,118

See accompanying Notes to Consolidated Financial Statements.

51 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Six Months Ended June 30
(Dollars in millions)	2023	2022
Operating activities
Net income	$15,569	$13,314
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,056	553
(Gains) losses on sales of debt securities	404	(22)
Depreciation and amortization	1,013	985
Net amortization of premium/discount on debt securities	64	1,489
Deferred income taxes	(612)	86
Stock-based compensation	1,626	1,531
Loans held-for-sale:
Originations and purchases	(7,345)	(11,360)
Proceeds from sales and paydowns of loans originally classified as held for sale and instruments from related securitization activities	7,349	21,085
Net change in:
Trading and derivative assets/liabilities	1,289	(91,263)
Other assets	(6,618)	(597)
Accrued expenses and other liabilities	(18,449)	14,250
Other operating activities, net	4,140	(530)
Net cash provided by (used in) operating activities	486	(50,479)
Investing activities
Net change in:
Time deposits placed and other short-term investments	(722)	303
Federal funds sold and securities borrowed or purchased under agreements to resell	(8,707)	(21,710)
Debt securities carried at fair value:
Proceeds from sales	93,947	32,405
Proceeds from paydowns and maturities	35,177	67,709
Purchases	(39,260)	(92,288)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	18,078	39,252
Purchases	(77)	(23,995)
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	5,129	11,921
Purchases	(2,590)	(3,378)
Other changes in loans and leases, net	(9,731)	(59,757)
Other investing activities, net	(2,514)	(2,132)
Net cash provided by (used in) investing activities	88,730	(51,670)
Financing activities
Net change in:
Deposits	(53,132)	(80,182)
Federal funds purchased and securities loaned or sold under agreements to repurchase	92,992	11,978
Short-term borrowings	14,085	4,133
Long-term debt:
Proceeds from issuance	30,709	40,681
Retirement	(22,268)	(16,347)
Preferred stock:
Proceeds from issuance	—	4,426
Common stock repurchased	(2,765)	(3,625)
Cash dividends paid	(4,443)	(4,217)
Other financing activities, net	(752)	(612)
Net cash provided by (used in) financing activities	54,426	(43,765)
Effect of exchange rate changes on cash and cash equivalents	(292)	(4,305)
Net increase (decrease) in cash and cash equivalents	143,350	(150,219)
Cash and cash equivalents at January 1	230,203	348,221
Cash and cash equivalents at June 30	$373,553	$198,002
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

53 Bank of America

NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for the three and six months ended June 30, 2023 and 2022. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K. For a disaggregation of noninterest income by business segment and All Other, see Note 17 – Business Segment Information.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022
Net interest income
Interest income
Loans and leases	$13,970	$8,222	$27,067	$15,574
Debt securities	4,691	4,049	10,151	7,872
Federal funds sold and securities borrowed or purchased under agreements to resell	4,955	396	8,667	389
Trading account assets	2,076	1,223	4,104	2,304
Other interest income	6,662	1,085	11,020	1,730
Total interest income	32,354	14,975	61,009	27,869

Interest expense
Deposits	5,785	320	10,099	484
Short-term borrowings	8,355	553	14,535	441
Trading account liabilities	472	370	976	734
Long-term debt	3,584	1,288	6,793	2,194
Total interest expense	18,196	2,531	32,403	3,853
Net interest income	$14,158	$12,444	$28,606	$24,016

Noninterest income
Fees and commissions
Card income
Interchange fees (1)	$1,023	$1,072	$1,979	$2,007
Other card income	523	483	1,036	951
Total card income	1,546	1,555	3,015	2,958
Service charges
Deposit-related fees	1,045	1,417	2,142	2,947
Lending-related fees	319	300	632	603
Total service charges	1,364	1,717	2,774	3,550
Investment and brokerage services
Asset management fees	2,969	3,102	5,887	6,388
Brokerage fees	870	989	1,804	1,995
Total investment and brokerage services	3,839	4,091	7,691	8,383
Investment banking fees
Underwriting income	657	435	1,226	1,107
Syndication fees	180	301	411	613
Financial advisory services	375	392	738	865
Total investment banking fees	1,212	1,128	2,375	2,585
Total fees and commissions	7,961	8,491	15,855	17,476
Market making and similar activities	3,697	2,717	8,409	5,955
Other income (loss)	(619)	(964)	(1,415)	(1,531)
Total noninterest income	$11,039	$10,244	$22,849	$21,900
(1)Gross interchange fees and merchant income are $3.4 billion and $3.3 billion for the three months ended June 30, 2023 and 2022 and are presented net of $2.4 billion and $2.2 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods. Gross interchange fees and merchant income were $6.6 billion and $6.2 billion for the six months ended June 30, 2023 and 2022 and are presented net of $4.6 billion and $4.2 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

Bank of America 54

NOTE 3 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles and Note 3 –
Derivatives to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at June 30, 2023 and December 31, 2022. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		June 30, 2023
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$22,965.7	$150.2	$7.2	$157.4	$126.8	$29.1	$155.9
Futures and forwards	4,404.2	5.9	—	5.9	5.5	—	5.5
Written options (2)	1,844.6	—	—	—	36.8	—	36.8
Purchased options (3)	1,751.5	38.0	—	38.0	—	—	—
Foreign exchange contracts
Swaps	1,757.2	40.4	1.2	41.6	36.9	1.1	38.0
Spot, futures and forwards	4,800.6	50.2	0.1	50.3	49.4	0.4	49.8
Written options (2)	457.6	—	—	—	7.8	—	7.8
Purchased options (3)	410.9	7.7	—	7.7	—	—	—
Equity contracts
Swaps	419.4	12.1	—	12.1	14.6	—	14.6
Futures and forwards	155.8	2.4	—	2.4	1.4	—	1.4
Written options (2)	1,000.3	—	—	—	52.7	—	52.7
Purchased options (3)	846.2	44.4	—	44.4	—	—	—
Commodity contracts
Swaps	69.2	3.8	—	3.8	5.3	—	5.3
Futures and forwards	176.5	3.5	—	3.5	1.9	0.8	2.7
Written options (2)	66.2	—	—	—	3.2	—	3.2
Purchased options (3)	78.5	2.9	—	2.9	—	—	—
Credit derivatives (4)
Purchased credit derivatives:
Credit default swaps	427.4	2.6	—	2.6	2.0	—	2.0
Total return swaps/options	82.3	0.7	—	0.7	3.2	—	3.2
Written credit derivatives:
Credit default swaps	394.2	1.5	—	1.5	2.2	—	2.2
Total return swaps/options	83.5	3.8	—	3.8	0.4	—	0.4
Gross derivative assets/liabilities		$370.1	$8.5	$378.6	$350.1	$31.4	$381.5
Less: Legally enforceable master netting agreements				(301.2)			(301.2)
Less: Cash collateral received/paid				(30.9)			(36.9)
Total derivative assets/liabilities				$46.5			$43.4
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
(4)The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $(660) million and $371.6 billion at June 30, 2023.

55 Bank of America

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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at June 30, 2023 and December 31, 2022 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements, which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 9 – Securities Financing Agreements, Collateral and Restricted Cash.

Bank of America 56

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	June 30, 2023		December 31, 2022
Interest rate contracts
Over-the-counter	$130.7	$125.4	$138.4	$132.3
Exchange-traded	0.4	0.2	0.4	0.1
Over-the-counter cleared	69.6	70.0	71.4	71.1
Foreign exchange contracts
Over-the-counter	97.0	93.5	109.7	110.6
Over-the-counter cleared	1.1	0.9	1.3	1.2
Equity contracts
Over-the-counter	24.5	31.4	21.5	22.6
Exchange-traded	33.9	36.1	33.0	33.8
Commodity contracts
Over-the-counter	6.8	8.5	8.3	9.3
Exchange-traded	2.1	1.9	2.4	1.9
Over-the-counter cleared	0.3	0.4	0.3	0.3
Credit derivatives
Over-the-counter	8.5	7.5	8.9	7.5
Total gross derivative assets/liabilities, before netting
Over-the-counter	267.5	266.3	286.8	282.3
Exchange-traded	36.4	38.2	35.8	35.8
Over-the-counter cleared	71.0	71.3	73.0	72.6
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(227.1)	(232.6)	(243.8)	(248.2)
Exchange-traded	(34.7)	(34.7)	(33.5)	(33.5)
Over-the-counter cleared	(70.3)	(70.8)	(72.4)	(72.0)
Derivative assets/liabilities, after netting	42.8	37.7	45.9	37.0
Other gross derivative assets/liabilities (2)	3.7	5.7	2.7	7.8
Total derivative assets/liabilities	46.5	43.4	48.6	44.8
Less: Financial instruments collateral (3)	(17.0)	(10.5)	(18.5)	(7.4)
Total net derivative assets/liabilities	$29.5	$32.9	$30.1	$37.4
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

57 Bank of America

Fair Value Hedges
The table below summarizes information related to fair value hedges for the three and six months ended June 30, 2023 and 2022.

Gains and Losses on Derivatives Designated as Fair Value Hedges

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$(3,550)	$3,516	$(7,989)	$7,974
Interest rate and foreign currency risk (2)	107	(104)	(51)	51
Interest rate risk on available-for-sale securities (3)	1,880	(1,884)	4,950	(5,031)
Price risk on commodity inventory (4)	691	(691)	600	(569)
Total	$(872)	$837	$(2,490)	$2,425

`	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$(242)	$211	$(19,023)	$19,193
Interest rate and foreign currency risk (2)	115	(112)	(60)	59
Interest rate risk on available-for-sale securities (3)	(1,147)	1,132	14,767	(14,936)
Price risk on commodity inventory (4)	172	(172)	368	(332)
Total	$(1,102)	$1,059	$(3,948)	$3,984
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)Represents cross-currency interest rate swaps related to available-for-sale debt securities and long-term debt. For the three and six months ended June 30, 2023, the derivative amount includes gains (losses) of $1 million and $1 million in interest income, $(1) million and $7 million in interest expense, $103 million and $105 million in market making and similar activities, and $4 million and $2 million in accumulated other comprehensive income (OCI). For the same periods in 2022, the derivative amount includes gains (losses) of $(13) million and $(34) million in interest expense, $(39) million and $(25) million in market making and similar activities, and $1 million and $(1) million in accumulated OCI. Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
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

Designated Fair Value Hedged Assets and Liabilities

	June 30, 2023		December 31, 2022
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt (2)	$186,666	$(13,544)	$187,402	$(21,372)
Available-for-sale debt securities (2, 3, 4)	81,209	(4,502)	167,518	(18,190)
Trading account assets (5)	6,722	53	16,119	146
(1)Increase (decrease) to carrying value.
(2)At June 30, 2023 and December 31, 2022, the cumulative fair value adjustments remaining on long-term debt and available-for-sale debt securities from discontinued hedging relationships resulted in a decrease of $7.0 billion and an increase of $137 million in the related liability and a decrease in the related asset of $5.9 billion and $4.9 billion, which are being amortized over the remaining contractual life of the de-designated hedged items.
(3)These amounts include the amortized cost of the financial assets in closed portfolios used to designate hedging relationships in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship (i.e. portfolio layer hedging relationship). At June 30, 2023 and December 31, 2022, the amortized cost of the closed portfolios used in these hedging relationships was $20.4 billion and $21.4 billion, of which $13.2 billion and $9.2 billion were designated in a portfolio layer hedging relationship. At June 30, 2023 and December 31, 2022, the cumulative adjustment associated with these hedging relationships was a decrease of $507 million and $451 million.
(4)Carrying value represents amortized cost.
(5)Represents hedging activities related to certain commodities inventory.
Cash Flow and Net Investment Hedges
The following table summarizes certain information related to cash flow hedges and net investment hedges for the three and six months ended June 30, 2023 and 2022. Of the $11.9 billion after-tax net loss ($15.9 billion pretax) on derivatives in accumulated OCI at June 30, 2023, losses of $5.0 billion after-tax ($6.7 billion pretax) related to both open and terminated cash flow hedges are expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily decrease net interest income related to the respective hedged items. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately seven years. For terminated cash flow hedges, the time period over which the forecasted transactions will be recognized in interest income is approximately five years, with the aggregated amount beyond this time period being insignificant.

Bank of America 58

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$(2,878)	$(189)	$(328)	$(349)
Price risk on forecasted MBS purchases (1)	2	—	4	—
Price risk on certain compensation plans (2)	19	6	36	11
Total	$(2,857)	$(183)	$(288)	$(338)
Net investment hedges
Foreign exchange risk (3)	$(91)	$3	$(468)	$3

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$(2,624)	$(73)	$(9,398)	$(81)
Price risk on forecasted MBS purchases (1)	(39)	10	(129)	13
Price risk on certain compensation plans (2)	(67)	7	(94)	19
Total	$(2,730)	$(56)	$(9,621)	$(49)
Net investment hedges
Foreign exchange risk (3)	$1,579	$—	$1,798	$—
(1)Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. For the three and six months ended June 30, 2023, amounts excluded from effectiveness testing and recognized in market making and similar activities were gains of $76 million and $109 million. For the same periods in 2022 amounts excluded from effectiveness testing and recognized in market making and similar activities were losses of $73 million and $147 million.
Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The table below presents gains (losses) on these derivatives for the three and six months ended June 30, 2023 and 2022. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022
Interest rate risk on mortgage activities (1, 2)	$(23)	$(110)	$3	$(257)
Credit risk on loans (2)	(12)	16	(40)	13
Interest rate and foreign currency risk on asset and liability management activities (3)	781	4,303	659	5,613
Price risk on certain compensation plans (4)	188	(756)	383	(1,091)
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
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At both June 30, 2023 and December 31, 2022, the Corporation had transferred $4.8 billion of non-U.S. government-guaranteed mortgage-backed securities to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $4.9 billion at the transfer dates. At June 30, 2023 and December 31, 2022, the fair value of the transferred securities was $4.8 billion and $4.7 billion.
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
The following table, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three and six months ended June 30, 2023 and 2022. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 17 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The following table is not presented on an FTE basis.

59 Bank of America

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
Interest rate risk	$807	$39	$125	$971	$2,052	$138	$211	$2,401
Foreign exchange risk	506	31	15	552	908	80	39	1,027
Equity risk	1,659	(511)	459	1,607	3,659	(1,348)	918	3,229
Credit risk	311	610	94	1,015	791	1,276	209	2,276
Other risk (2)	125	(63)	(7)	55	395	(143)	(8)	244
Total sales and trading revenue	$3,408	$106	$686	$4,200	$7,805	$3	$1,369	$9,177

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
Interest rate risk	$491	$497	$82	$1,070	$1,080	$949	$151	$2,180
Foreign exchange risk	503	(9)	2	496	1,010	(26)	3	987
Equity risk	1,378	(235)	487	1,630	2,942	(295)	988	3,635
Credit risk	71	539	46	656	310	1,015	60	1,385
Other risk (2)	213	(42)	28	199	504	(75)	61	490
Total sales and trading revenue	$2,656	$750	$645	$4,051	$5,846	$1,568	$1,263	$8,677
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $492 million and $1.0 billion for the three and six months ended June 30, 2023 compared to $504 million and $1.0 billion for the same periods in 2022.
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

Bank of America 60

Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at June 30, 2023 and December 31, 2022 are summarized in the table below.

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	June 30, 2023
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$1	$14	$76	$25	$116
Non-investment grade	32	347	862	807	2,048
Total	33	361	938	832	2,164
Total return swaps/options:
Investment grade	18	207	1	—	226
Non-investment grade	43	18	106	5	172
Total	61	225	107	5	398
Total credit derivatives	$94	$586	$1,045	$837	$2,562
Credit-related notes:
Investment grade	$—	$—	$2	$743	$745
Non-investment grade	—	4	4	1,057	1,065
Total credit-related notes	$—	$4	$6	$1,800	$1,810
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$36,119	$70,422	$165,944	$20,253	$292,738
Non-investment grade	16,702	31,493	46,789	6,519	101,503
Total	52,821	101,915	212,733	26,772	394,241
Total return swaps/options:
Investment grade	39,429	13,323	1,608	66	54,426
Non-investment grade	24,483	1,532	2,155	858	29,028
Total	63,912	14,855	3,763	924	83,454
Total credit derivatives	$116,733	$116,770	$216,496	$27,696	$477,695

	December 31, 2022
	Carrying Value
Credit default swaps:
Investment grade	$2	$25	$133	$34	$194
Non-investment grade	120	516	870	697	2,203
Total	122	541	1,003	731	2,397
Total return swaps/options:
Investment grade	55	336	—	—	391
Non-investment grade	332	9	132	10	483
Total	387	345	132	10	874
Total credit derivatives	$509	$886	$1,135	$741	$3,271
Credit-related notes:
Investment grade	$—	$—	$19	$1,017	$1,036
Non-investment grade	—	7	6	1,035	1,048
Total credit-related notes	$—	$7	$25	$2,052	$2,084
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$34,670	$66,170	$93,237	$18,677	$212,754
Non-investment grade	15,229	29,629	30,891	6,662	82,411
Total	49,899	95,799	124,128	25,339	295,165
Total return swaps/options:
Investment grade	38,722	10,407	—	—	49,129
Non-investment grade	32,764	500	2,054	897	36,215
Total	71,486	10,907	2,054	897	85,344
Total credit derivatives	$121,385	$106,706	$126,182	$26,236	$380,509
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

61 Bank of America

Credit-related Contingent Features and Collateral
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At June 30, 2023 and December 31, 2022, the Corporation held cash and securities collateral of $101.1 billion and $101.3 billion and posted cash and securities collateral of $88.3 billion and $81.2 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At June 30, 2023, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $3.8 billion, including $2.3 billion for Bank of America, National Association (BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At June 30, 2023 and December 31, 2022, the liability recorded for these derivative contracts was not significant.
The following table presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at June 30, 2023 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch. The table also presents derivative liabilities that would be subject to unilateral termination by counterparties upon downgrade of the Corporation's or certain subsidiaries’ long-term senior debt ratings.

Additional Collateral Required to be Posted and Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at June 30, 2023

(Dollars in millions)	One Incremental Notch	Second Incremental Notch
Additional collateral required to be posted upon downgrade
Bank of America Corporation	$145	$906
Bank of America, N.A. and subsidiaries (1)	61	705

Derivative liabilities subject to unilateral termination upon downgrade
Derivative liabilities	$152	$525
Collateral posted	98	249
(1)Included in Bank of America Corporation collateral requirements in this table.
Valuation Adjustments on Derivatives
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for the three and six months ended June 30, 2023 and 2022. For more information on the valuation adjustments on derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.

Valuation Adjustments Gains (Losses) on Derivatives (1)

	Three Months Ended June 30
(Dollars in millions)	2023	2022
Derivative assets (CVA)	$109	$(114)
Derivative assets/liabilities (FVA)	26	45
Derivative liabilities (DVA)	(86)	220

	Six Months Ended June 30
(Dollars in millions)	2023	2022
Derivative assets (CVA)	$121	$(173)
Derivative assets/liabilities (FVA)	(17)	80
Derivative liabilities (DVA)	(84)	341
(1)At June 30, 2023 and December 31, 2022, cumulative CVA reduced the derivative assets balance by $397 million and $518 million, cumulative FVA reduced the net derivative balance by $71 million and $54 million, and cumulative DVA reduced the derivative liabilities balance by $422 million and $506 million.

Bank of America 62

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt securities, other debt securities carried at fair value and held-to-maturity (HTM) debt securities at June 30, 2023 and December 31, 2022.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	June 30, 2023				December 31, 2022
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$23,621	$1	$(1,469)	$22,153	$25,204	$5	$(1,767)	$23,442
Agency-collateralized mortgage obligations	2,033	—	(230)	1,803	2,452	—	(231)	2,221
Commercial	6,966	26	(511)	6,481	6,894	28	(515)	6,407
Non-agency residential (1)	455	3	(59)	399	461	15	(90)	386
Total mortgage-backed securities	33,075	30	(2,269)	30,836	35,011	48	(2,603)	32,456
U.S. Treasury and government agencies	72,422	1	(1,065)	71,358	160,773	18	(1,769)	159,022
Non-U.S. securities	15,445	33	(70)	15,408	13,455	4	(52)	13,407
Other taxable securities	3,858	1	(86)	3,773	4,728	1	(84)	4,645
Tax-exempt securities	10,884	14	(268)	10,630	11,518	19	(279)	11,258
Total available-for-sale debt securities	135,684	79	(3,758)	132,005	225,485	90	(4,787)	220,788
Other debt securities carried at fair value (2)	10,008	122	(95)	10,035	8,986	376	(156)	9,206
Total debt securities carried at fair value	145,692	201	(3,853)	142,040	234,471	466	(4,943)	229,994
Held-to-maturity debt securities
Agency mortgage-backed securities	484,753	—	(85,005)	399,748	503,233	—	(87,319)	415,914
U.S. Treasury and government agencies	121,621	—	(19,788)	101,833	121,597	—	(20,259)	101,338
Other taxable securities	7,775	—	(1,005)	6,770	8,033	—	(1,018)	7,015
Total held-to-maturity debt securities	614,149	—	(105,798)	508,351	632,863	—	(108,596)	524,267
Total debt securities (3,4)	$759,841	$201	$(109,651)	$650,391	$867,334	$466	$(113,539)	$754,261
(1)At both June 30, 2023 and December 31, 2022, the underlying collateral type included approximately 17 percent prime and 83 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 14 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $138.6 billion and $104.5 billion at June 30, 2023 and December 31, 2022.
(4)The Corporation held debt securities from Fannie Mae (FNMA) and Freddie Mac (FHLMC) that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $279.8 billion and $170.8 billion, and a fair value of $230.3 billion and $139.6 billion at June 30, 2023, and an amortized cost of $290.5 billion and $176.7 billion, and a fair value of $239.6 billion and $144.6 billion at December 31, 2022.
At June 30, 2023, the accumulated net unrealized loss on AFS debt securities, excluding the amount related to debt securities previously transferred to held to maturity, included in accumulated OCI was $2.7 billion, net of the related income tax benefit of $916 million. At June 30, 2023 and December 31, 2022, nonperforming AFS debt securities held by the Corporation were not significant.
At June 30, 2023 and December 31, 2022, $717.5 billion and $826.5 billion of AFS and HTM debt securities, which were predominantly U.S. agency and U.S. Treasury securities, have a zero credit loss assumption. For the same periods, the ECL on the remaining $32.3 billion and $31.8 billion of AFS and HTM debt securities were insignificant. For more information on the zero credit loss assumption, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.
At June 30, 2023 and December 31, 2022, the Corporation held equity securities at an aggregate fair value of $574 million and $581 million and other equity securities, as valued under the measurement alternative, at a carrying value of $366 million and $340 million, both of which are included in other assets. At June 30, 2023 and December 31, 2022, the Corporation also held money market investments at a fair value of $902 million and $868 million, which are included in time deposits placed and other short-term investments.
The gross realized gains and losses on sales of AFS debt securities for the three and six months ended June 30, 2023 and 2022 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

	Three Months Ended June 30		Six Months Ended June 30

(Dollars in millions)	2023	2022	2023	2022
Gross gains	$8	$666	$104	$702
Gross losses	(202)	(650)	(508)	(680)
Net gains (losses) on sales of AFS debt securities	$(194)	$16	$(404)	$22
Income tax expense (benefit) attributable to realized net gains (losses) on sales of AFS debt securities	$(48)	$4	$(101)	$6

63 Bank of America

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at June 30, 2023 and December 31, 2022.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	June 30, 2023
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$7,176	$(256)	$14,675	$(1,213)	$21,851	$(1,469)
Agency-collateralized mortgage obligations	92	(9)	1,709	(221)	1,801	(230)
Commercial	1,073	(29)	4,287	(482)	5,360	(511)
Non-agency residential	—	—	387	(59)	387	(59)
Total mortgage-backed securities	8,341	(294)	21,058	(1,975)	29,399	(2,269)
U.S. Treasury and government agencies	2,047	(96)	66,308	(969)	68,355	(1,065)
Non-U.S. securities	6,906	(40)	1,319	(30)	8,225	(70)
Other taxable securities	2,312	(27)	1,205	(59)	3,517	(86)
Tax-exempt securities	671	(6)	2,899	(262)	3,570	(268)
Total AFS debt securities in a continuous unrealized loss position	$20,277	$(463)	$92,789	$(3,295)	$113,066	$(3,758)

	December 31, 2022
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$18,759	$(1,118)	$4,437	$(649)	$23,196	$(1,767)
Agency-collateralized mortgage obligations	1,165	(96)	1,022	(135)	2,187	(231)
Commercial	3,273	(150)	2,258	(365)	5,531	(515)
Non-agency residential	264	(65)	97	(25)	361	(90)
Total mortgage-backed securities	23,461	(1,429)	7,814	(1,174)	31,275	(2,603)
U.S. Treasury and government agencies	36,730	(308)	118,636	(1,461)	155,366	(1,769)
Non-U.S. securities	9,399	(34)	756	(18)	10,155	(52)
Other taxable securities	2,036	(16)	1,580	(68)	3,616	(84)
Tax-exempt securities	607	(28)	2,849	(251)	3,456	(279)
Total AFS debt securities in a continuous unrealized loss position	$72,233	$(1,815)	$131,635	$(2,972)	$203,868	$(4,787)

Bank of America 64

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at June 30, 2023 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the mortgage-backed securities (MBS) or other asset-backed securities (ABS) are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$3	4.67%	$53	4.85%	$23,565	3.41%	$23,621	3.41%
Agency-collateralized mortgage obligations	—	—	2	2.00	—	—	2,031	2.79	2,033	2.79
Commercial	13	1.85	790	2.99	4,587	2.37	1,588	2.33	6,978	2.43
Non-agency residential	—	—	—	—	—	—	736	10.62	736	10.62
Total mortgage-backed securities	13	1.85	795	2.99	4,640	2.40	27,920	3.49	33,368	3.33
U.S. Treasury and government agencies	4,012	4.35	38,478	3.12	30,720	2.43	37	3.79	73,247	2.90
Non-U.S. securities	16,323	1.69	4,093	2.20	3,371	5.07	548	5.14	24,335	2.32
Other taxable securities	477	5.58	2,865	4.66	309	3.03	207	4.47	3,858	4.64
Tax-exempt securities	961	3.66	4,019	3.79	2,104	3.82	3,800	4.23	10,884	3.94
Total amortized cost of debt securities carried at fair value	$21,786	2.35	$50,250	3.18	$41,144	2.72	$32,512	3.61	$145,692	3.02
Amortized cost of HTM debt securities
Agency mortgage-backed securities	$—	—%	$—	—%	$13	2.62%	$484,740	2.12%	$484,753	2.12%
U.S. Treasury and government agencies	—	—	4,553	1.80	117,068	1.37	—	—	121,621	1.39
Other taxable securities	41	9.33	1,275	2.43	278	3.24	6,181	2.48	7,775	2.53
Total amortized cost of HTM debt securities	$41	9.33	$5,828	1.94	$117,359	1.37	$490,921	2.12	$614,149	1.97

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$3		$53		$22,097		$22,153
Agency-collateralized mortgage obligations	—		2		—		1,801		1,803
Commercial	13		765		4,356		1,358		6,492
Non-agency residential	—		2		—		693		695
Total mortgage-backed securities	13		772		4,409		25,949		31,143
U.S. Treasury and government agencies	4,010		37,941		30,195		36		72,182
Non-U.S. securities	16,307		4,093		3,362		546		24,308
Other taxable securities	474		2,830		276		197		3,777
Tax-exempt securities	960		3,981		2,081		3,608		10,630
Total debt securities carried at fair value	$21,764		$49,617		$40,323		$30,336		$142,040
Fair value of HTM debt securities
Agency mortgage-backed securities	$—		$—		$12		$399,736		$399,748
U.S. Treasury and government agencies	—		4,171		97,662		—		101,833
Other taxable securities	41		1,194		266		5,269		6,770
Total fair value of HTM debt securities	$41		$5,365		$97,940		$405,005		$508,351
(1)The weighted-average yield is computed based on a constant effective interest rate over the contractual life of each security. The average yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

65 Bank of America

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at June 30, 2023 and December 31, 2022.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	June 30, 2023
Consumer real estate
Residential mortgage	$1,120	$278	$804	$2,202	$226,713		$228,915
Home equity	90	40	179	309	25,227		25,536
Credit card and other consumer
Credit card	547	368	896	1,811	95,198		97,009
Direct/Indirect consumer (2)	228	61	63	352	104,060		104,412
Other consumer	—	—	—	—	132		132
Total consumer	1,985	747	1,942	4,674	451,330		456,004
Consumer loans accounted for under the fair value option (3)						$266	266
Total consumer loans and leases	1,985	747	1,942	4,674	451,330	266	456,270
Commercial
U.S. commercial	744	150	275	1,169	359,627		360,796
Non-U.S. commercial	73	15	75	163	123,355		123,518
Commercial real estate (4)	128	73	173	374	73,916		74,290
Commercial lease financing	16	6	5	27	13,466		13,493
U.S. small business commercial (5)	133	74	201	408	18,388		18,796
Total commercial	1,094	318	729	2,141	588,752		590,893
Commercial loans accounted for under the fair value option (3)						4,061	4,061
Total commercial loans and leases	1,094	318	729	2,141	588,752	4,061	594,954
Total loans and leases (6)	$3,079	$1,065	$2,671	$6,815	$1,040,082	$4,327	$1,051,224
Percentage of outstandings	0.29%	0.10%	0.26%	0.65%	98.94%	0.41%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $166 million and nonperforming loans of $192 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $70 million and nonperforming loans of $109 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $288 million and nonperforming loans of $695 million. Consumer real estate loans current or less than 30 days past due includes $1.6 billion, and direct/indirect consumer includes $31 million of nonperforming loans.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $53.3 billion, U.S. securities-based lending loans of $47.3 billion and non-U.S. consumer loans of $2.9 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $69 million and home equity loans of $197 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $2.3 billion and non-U.S. commercial loans of $1.8 billion. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $68.1 billion and non-U.S. commercial real estate loans of $6.2 billion.
(5)Includes Paycheck Protection Program loans.
(6)Total outstandings includes loans and leases pledged as collateral of $25.6 billion. The Corporation also pledged $253.5 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.

Bank of America 66

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
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $9.1 billion and $9.5 billion at June 30, 2023 and December 31, 2022, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured, and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
Commercial nonperforming loans increased to $1.4 billion at June 30, 2023 from $1.1 billion at December 31, 2022, driven by the commercial real estate office property type. Consumer nonperforming loans decreased to $2.7 billion at June 30, 2023 from $2.8 billion at December 31, 2022.
The following table presents the Corporation’s nonperforming loans and leases and loans accruing past due 90 days or more at June 30, 2023 and December 31, 2022. Nonperforming LHFS are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.

67 Bank of America

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2023	December 31 2022	June 30 2023	December 31 2022
Residential mortgage (1)	$2,140	$2,167	$288	$368
With no related allowance (2)	1,958	1,973	—	—
Home equity (1)	482	510	—	—
With no related allowance (2)	400	393	—	—
Credit Card	n/a	n/a	896	717
Direct/indirect consumer	107	77	1	2
Total consumer	2,729	2,754	1,185	1,087
U.S. commercial	476	553	132	190
Non-U.S. commercial	84	212	13	25
Commercial real estate	816	271	7	46
Commercial lease financing	6	4	2	8
U.S. small business commercial	15	14	201	355
Total commercial	1,397	1,054	355	624
Total nonperforming loans	$4,126	$3,808	$1,540	$1,711
Percentage of outstanding loans and leases	0.39%	0.37%	0.15%	0.16%
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At June 30, 2023 and December 31, 2022 residential mortgage included $198 million and $260 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $90 million and $108 million of loans on which interest was still accruing.
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
The following tables present certain credit quality indicators and gross charge-offs for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by year of origination, except for revolving loans and revolving loans that were modified into term loans, which are shown on an aggregate basis at June 30, 2023.

Bank of America 68

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of June 30, 2023	2023	2022	2021	2020	2019	Prior
Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$213,891	$7,727	$37,772	$79,232	$35,641	$18,151	$35,368
Greater than 90 percent but less than or equal to 100 percent	2,765	455	1,656	522	78	17	37
Greater than 100 percent	1,089	202	596	190	39	16	46
Fully-insured loans	11,170	185	437	3,528	2,955	896	3,169
Total Residential Mortgage	$228,915	$8,569	$40,461	$83,472	$38,713	$19,080	$38,620

Residential Mortgage
Refreshed FICO score
Less than 620	$2,114	$53	$398	$510	$362	$110	$681
Greater than or equal to 620 and less than 680	4,730	188	957	1,240	764	317	1,264
Greater than or equal to 680 and less than 740	23,609	796	5,132	7,273	3,892	1,974	4,542
Greater than or equal to 740	187,292	7,347	33,537	70,921	30,740	15,783	28,964
Fully-insured loans	11,170	185	437	3,528	2,955	896	3,169
Total Residential Mortgage	$228,915	$8,569	$40,461	$83,472	$38,713	$19,080	$38,620
Gross charge-offs for the six months ended June 30, 2023	$18	$—	$3	$4	$2	$—	$9

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	June 30, 2023
Home Equity
Refreshed LTV
Less than or equal to 90 percent	$25,360	$1,163	$19,658	$4,539
Greater than 90 percent but less than or equal to 100 percent	76	17	45	14
Greater than 100 percent	100	37	36	27
Total Home Equity	$25,536	$1,217	$19,739	$4,580

Home Equity
Refreshed FICO score
Less than 620	$635	$138	$204	$293
Greater than or equal to 620 and less than 680	1,105	133	516	456
Greater than or equal to 680 and less than 740	4,182	273	2,810	1,099
Greater than or equal to 740	19,614	673	16,209	2,732
Total Home Equity	$25,536	$1,217	$19,739	$4,580
Gross charge-offs for the six months ended June 30, 2023	$11	$1	$5	$5
(1)Includes reverse mortgages of $834 million and home equity loans of $383 million, which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/ Indirect as of June 30, 2023	Revolving Loans	2023	2022	2021	2020	2019	Prior	Total Credit Card as of June 30, 2023	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$996	$11	$87	$346	$320	$101	$66	$65	$4,445	$4,207	$238
Greater than or equal to 620 and less than 680	2,459	11	506	930	617	185	103	107	11,008	10,781	227
Greater than or equal to 680 and less than 740	8,701	48	2,044	3,166	2,085	668	354	336	33,158	32,957	201
Greater than or equal to 740	41,303	75	9,426	14,020	9,572	4,044	2,110	2,056	48,398	48,350	48
Other internal credit metrics (2,3)	50,953	50,209	76	213	167	54	58	176	—	—	—
Total credit card and other consumer	$104,412	$50,354	$12,139	$18,675	$12,761	$5,052	$2,691	$2,740	$97,009	$96,295	$714
Gross charge-offs for the six months ended June 30, 2023	$96	$2	$4	$41	$24	$8	$5	$12	$1,406	$1,359	$47
(1)Represents loans that were modified into term loans.
(2)Other internal credit metrics may include delinquency status, geography or other factors.
(3)Direct/indirect consumer includes $50.2 billion of securities-based lending, which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at June 30, 2023.

69 Bank of America

Commercial – Credit Quality Indicators By Vintage (1)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$349,832	$20,818	$51,623	$31,412	$15,530	$13,882	$34,328	$182,239
Reservable criticized	10,964	100	784	748	494	699	1,768	6,371
Total U.S. Commercial	$360,796	$20,918	$52,407	$32,160	$16,024	$14,581	$36,096	$188,610
Gross charge-offs for the six months ended June 30, 2023	$81	$1	$7	$20	$—	$1	$5	$47

Non-U.S. Commercial
Risk ratings
Pass rated	$121,523	$8,681	$18,591	$17,621	$3,250	$3,326	$6,455	$63,599
Reservable criticized	1,995	—	147	214	231	247	155	1,001
Total Non-U.S. Commercial	$123,518	$8,681	$18,738	$17,835	$3,481	$3,573	$6,610	$64,600
Gross charge-offs for the six months ended June 30, 2023	$31	$—	$—	$8	$7	$1	$—	$15

Commercial Real Estate
Risk ratings
Pass rated	$67,398	$2,967	$16,461	$13,291	$4,701	$8,125	$11,711	$10,142
Reservable criticized	6,892	65	334	884	556	2,047	2,619	387
Total Commercial Real Estate	$74,290	$3,032	$16,795	$14,175	$5,257	$10,172	$14,330	$10,529
Gross charge-offs for the six months ended June 30, 2023	$95	$2	$—	$—	$—	$32	$61	$—

Commercial Lease Financing
Risk ratings
Pass rated	$13,285	$1,583	$3,183	$2,462	$1,561	$1,342	$3,154	$—
Reservable criticized	208	2	21	40	23	34	88	—
Total Commercial Lease Financing	$13,493	$1,585	$3,204	$2,502	$1,584	$1,376	$3,242	$—
Gross charge-offs for the six months ended June 30, 2023	$—	$—	$—	$—	$—	$—	$—	$—

U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$8,711	$936	$1,872	$1,734	$1,050	$833	$2,162	$124
Reservable criticized	369	1	40	67	47	70	141	3
Total U.S. Small Business Commercial	$9,080	$937	$1,912	$1,801	$1,097	$903	$2,303	$127
Gross charge-offs for the six months ended June 30, 2023	$20	$—	$1	$1	$10	$2	$3	$3

Total	$581,177	$35,153	$93,056	$68,473	$27,443	$30,605	$62,581	$263,866
Total gross charge-offs for the six months ended June 30, 2023	$227	$3	$8	$29	$17	$36	$69	$65
(1)Excludes $4.1 billion of loans accounted for under the fair value option at June 30, 2023.
(2)Excludes U.S. Small Business Card loans of $9.7 billion. Refreshed FICO scores for this portfolio are $407 million for less than 620; $1.0 billion for greater than or equal to 620 and less than 680; $2.7 billion for greater than or equal to 680 and less than 740; and $5.6 billion greater than or equal to 740. Excludes U.S. Small Business Card loans gross charge-offs of $139 million.

Bank of America 70

The following tables present certain credit quality indicators for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by year of origination, except for revolving loans and revolving loans that were modified into term loans, which are shown on an aggregate basis at December 31, 2022.

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of December 31, 2022	2022	2021	2020	2019	2018	Prior
Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$215,713	$39,625	$81,437	$37,228	$18,980	$5,734	$32,709
Greater than 90 percent but less than or equal to 100 percent	1,615	950	530	93	15	8	19
Greater than 100 percent	648	374	169	43	15	8	39
Fully-insured loans	11,694	580	3,667	3,102	949	156	3,240
Total Residential Mortgage	$229,670	$41,529	$85,803	$40,466	$19,959	$5,906	$36,007

Residential Mortgage
Refreshed FICO score
Less than 620	$2,156	$377	$518	$373	$124	$84	$680
Greater than or equal to 620 and less than 680	4,978	1,011	1,382	840	329	233	1,183
Greater than or equal to 680 and less than 740	25,444	5,411	8,290	4,369	2,187	830	4,357
Greater than or equal to 740	185,398	34,150	71,946	31,782	16,370	4,603	26,547
Fully-insured loans	11,694	580	3,667	3,102	949	156	3,240
Total Residential Mortgage	$229,670	$41,529	$85,803	$40,466	$19,959	$5,906	$36,007
Gross charge-offs for the year ended December 31, 2022	$161	$—	$6	$5	$6	$1	$143

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	December 31, 2022
Home Equity
Refreshed LTV
Less than or equal to 90 percent	$26,395	$1,304	$19,960	$5,131
Greater than 90 percent but less than or equal to 100 percent	62	20	24	18
Greater than 100 percent	106	37	35	34
Total Home Equity	$26,563	$1,361	$20,019	$5,183

Home Equity
Refreshed FICO score
Less than 620	$683	$166	$189	$328
Greater than or equal to 620 and less than 680	1,190	152	507	531
Greater than or equal to 680 and less than 740	4,321	312	2,747	1,262
Greater than or equal to 740	20,369	731	16,576	3,062
Total Home Equity	$26,563	$1,361	$20,019	$5,183
Gross charge-offs for the year ended December 31, 2022	$45	$5	$24	$16
(1)Includes reverse mortgages of $937 million and home equity loans of $424 million, which are no longer originated.

71 Bank of America

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/Indirect as of December 31, 2022	Revolving Loans	2022	2021	2020	2019	2018	Prior	Total Credit Card as of December 31, 2022	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$847	$12	$237	$301	$113	$84	$43	$57	$4,056	$3,866	$190
Greater than or equal to 620 and less than 680	2,521	12	1,108	816	269	150	69	97	10,994	10,805	189
Greater than or equal to 680 and less than 740	8,895	52	4,091	2,730	992	520	214	296	32,186	32,017	169
Greater than or equal to 740	39,679	83	16,663	11,392	5,630	2,992	1,236	1,683	46,185	46,142	43
Other internal credit metrics (2, 3)	54,294	53,404	259	305	70	57	40	159	—	—	—
Total credit card and other consumer	$106,236	$53,563	$22,358	$15,544	$7,074	$3,803	$1,602	$2,292	$93,421	$92,830	$591
Gross charge-offs for the year ended December 31, 2022	$232	$7	$31	$79	$34	$27	$14	$40	$1,985	$1,909	$76
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

Commercial – Credit Quality Indicators By Vintage (1)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$348,447	$61,200	$39,717	$18,609	$16,566	$8,749	$30,282	$173,324
Reservable criticized	10,034	278	794	697	884	1,202	856	5,323
Total U.S. Commercial	$358,481	$61,478	$40,511	$19,306	$17,450	$9,951	$31,138	$178,647
Gross charge-offs for the year ended December 31, 2022	$151	$2	$24	$24	$9	$6	$13	$73

Non-U.S. Commercial
Risk ratings
Pass rated	$121,890	$24,839	$19,098	$5,183	$3,882	$2,423	$4,697	$61,768
Reservable criticized	2,589	45	395	331	325	98	475	920
Total Non-U.S. Commercial	$124,479	$24,884	$19,493	$5,514	$4,207	$2,521	$5,172	$62,688
Gross charge-offs for the year ended December 31, 2022	$41	$—	$3	$1	$—	$37	$—	$—

Commercial Real Estate
Risk ratings
Pass rated	$64,619	$15,290	$13,089	$5,756	$9,013	$4,384	$8,606	$8,481
Reservable criticized	5,147	11	837	545	1,501	1,151	1,017	85
Total Commercial Real Estate	$69,766	$15,301	$13,926	$6,301	$10,514	$5,535	$9,623	$8,566
Gross charge-offs for the year ended December 31, 2022	$75	$—	$—	$6	$—	$26	$43	$—

Commercial Lease Financing
Risk ratings
Pass rated	$13,404	$3,255	$2,757	$1,955	$1,578	$1,301	$2,558	$—
Reservable criticized	240	9	35	12	71	50	63	—
Total Commercial Lease Financing	$13,644	$3,264	$2,792	$1,967	$1,649	$1,351	$2,621	$—
Gross charge-offs for the year ended December 31, 2022	$8	$—	$4	$—	$4	$—	$—	$—

U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$8,726	$1,825	$1,953	$1,408	$864	$624	$1,925	$127
Reservable criticized	329	11	35	48	76	51	105	3
Total U.S. Small Business Commercial	$9,055	$1,836	$1,988	$1,456	$940	$675	$2,030	$130
Gross charge-offs for the year ended December 31, 2022	$31	$—	$1	$11	$4	$1	$6	$8

Total	$575,425	$106,763	$78,710	$34,544	$34,760	$20,033	$50,584	$250,031
Total gross charge-offs for the year ended December 31, 2022	$306	$2	$32	$42	$17	$70	$62	$81
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

Bank of America 72

During the six months ended June 30, 2023, commercial reservable criticized utilized exposure increased to $21.5 billion at June 30, 2023 from $19.3 billion (to 3.44 percent from 3.12 percent of total commercial reservable utilized exposure) at December 31, 2022, primarily driven by commercial real estate and U.S. Commercial.
Loan Modifications to Borrowers in Financial Difficulty
As part of its credit risk management, the Corporation may modify a loan agreement with a borrower experiencing financial difficulties through a refinancing or restructuring of the borrower’s loan agreement (modification programs).
Consumer Real Estate
The following modification programs are offered for consumer real estate loans to borrowers experiencing financial difficulties. These modifications represented 0.19 percent and 0.28 percent of outstanding residential mortgage and home equity loans at June 30, 2023.
Forbearance and Other Payment Plans: Forbearance plans generally consist of the Corporation suspending the borrower’s payments for a defined period with those payments then due at the conclusion of the forbearance period. The aging status of a loan is generally frozen when it enters into a forbearance plan. Alternatively, the Corporation may offer the borrower a payment plan, which allows the borrower to repay past due amounts through payments over a defined period. At June 30, 2023, the amortized cost of residential mortgage loans that were modified through these plans during the three and six months ended June 30, 2023 was $276 million and $348 million. The amortized cost of home equity loans that were modified through these plans during the same periods was $41 million and $53 million. The weighted-average duration of residential mortgage loan modifications was approximately 6 months and 8 months for the three and six months ended June 30, 2023. For the same periods, the weighted-average duration for home equity loan modifications was approximately 6 months and 9 months. The total forborne payments for residential mortgage loan modifications was $9 million and $15 million for the three and six months ended June 30, 2023. For the same periods, the total forborne payments for home equity modifications was $3 million and $5 million. If a borrower is unable to fulfill their obligations under the forbearance plans, they may be offered a trial or permanent modification.
Trial Modifications: Trial modification plans generally consist of the Corporation offering a borrower modified loan terms that reduce their contractual payments temporarily over a three-to-four-month trial period. If the customer successfully makes the modified payments during the trial period and formally accepts the modified terms, the modified loan terms become permanent. At June 30, 2023, the amortized cost of residential mortgage loans entering trial modifications during the three and six months ended June 30, 2023 was $27 million and $49 million. The amortized cost of home equity loans entering trial modifications during the same periods was $14 million and $22 million.
Permanent Modifications: Permanent modifications include borrowers that have completed a trial modification and have had their contractual payment terms permanently modified, as well as borrowers that proceed directly to a permanent modification without a trial period. In a permanent modification, the borrower’s payment terms are typically modified in more than one manner but generally include a term extension and an interest rate reduction. At times, the permanent modification may also include principal forgiveness and/or a deferral of past due principal and interest amounts to the end of the loan term. The combinations utilized are based on modifying the terms that give the borrower an improved ability to meet the contractual obligations. At June 30, 2023, the amortized cost of residential mortgage loans that were granted a permanent modification during the three and six months ended June 30, 2023 was $44 million and $88 million. The amortized cost of home equity loans that were granted a permanent modification during the same periods was $9 million and $18 million. The term extensions granted for residential mortgage and home equity permanent modifications vary widely and can be up to 30 years, but are mostly in the range of 1 to 20 years for both residential mortgage and home equity loans. The weighted-average term extension of permanent modifications for residential mortgage loans was 10.2 years and 8.6 years for the three and six months ended June 30, 2023, while the weighted-average interest rate reduction was 1.62 percent and 1.57 percent. For the same periods, the weighted-average term extension of permanent modifications for home equity loans was 16.9 years and 15.2 years, while the weighted-average interest rate reduction was 2.96 percent and 2.69 percent. Principal forgiveness and payment deferrals were insignificant for the three and six months ended June 30, 2023.
For consumer real estate borrowers in financial difficulty that received a forbearance, trial or permanent modification, there were no commitments to lend additional funds at June 30, 2023. Borrowers with a home equity line of credit that received a forbearance plan could have all or a portion of their lines reinstated in the future if they cure their payment default and meet certain Bank conditions.
Chapter 7 Discharges: If a borrower’s consumer real estate obligation is discharged in a Chapter 7 bankruptcy proceeding, the contractual payment terms of the loan are not modified, although they can no longer be enforced against the individual borrower. The Corporation’s ability to collect amounts due on the loan is limited to enforcement against the property through the foreclosure and sale of the collateral. The Corporation will only pursue foreclosure upon default by the borrower, and otherwise will recover pursuant to the loan terms or at the time of a sale. Residential mortgage and home equity loans that were granted a Chapter 7 discharge were insignificant for the three and six months ended June 30, 2023.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. Defaults of modified consumer real estate loans since January 1, 2023 were insignificant during the three and six months ended June 30, 2023. The table below provides aging information as of June 30, 2023 for consumer real estate loans modified since January 1, 2023.

73 Bank of America

Consumer Real Estate - Payment Status of Modifications to Borrowers in Financial Difficulty (1)

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	June 30, 2023
Residential mortgage	$248	$105	$83	$436
Home equity	42	12	17	71
Total	$290	$117	$100	$507
(1)Excludes trial modifications and Chapter 7 discharges
Consumer real estate foreclosed properties totaled $97 million and $121 million at June 30, 2023 and December 31, 2022. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at June 30, 2023 and December 31, 2022 was $724 million and $871 million. During the six months ended June 30, 2023 and 2022, the Corporation reclassified $68 million and $99 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
Credit Card and Other Consumer
Credit card and other consumer loans are primarily modified by placing the customer on a fixed payment plan with a fixed interest rate. As of June 30, 2023, substantially all payment plans provided to customers had a 60-month term. In certain circumstances, the Corporation will forgive a portion of the outstanding balance if the borrower makes payments up to a set amount. The Corporation makes modifications directly with borrowers for loans held by the Corporation (internal programs) as well as through third-party renegotiation agencies that provide solutions to customers’ entire unsecured debt structures (external programs). The June 30, 2023 amortized cost of credit card and other consumer loans that were modified through these programs during the three and six months ended June 30, 2023 was $168 million and $303 million. The financial effect of modifications resulted in a weighted-average interest rate reduction of 19.02 percent and 18.82 percent and principal forgiveness of $14 million and $25 million during the three and six months ended June 30, 2023.
The Corporation tracks the performance of modified loans to assess the effectiveness of modification programs. Defaults of modified credit card and other consumer loans since January 1, 2023 were insignificant during the three and six months ended June 30, 2023. Of the $303 million in modified credit card and other consumer loans to borrowers experiencing financial difficulty as of June 30, 2023, $237 million were current, $35 million were 30-89 days past due, and $31 million were greater than 90 days past due. These modifications represented 0.15 percent of outstanding credit card and other consumer loans at June 30, 2023.
Commercial Loans
Modifications of loans to commercial borrowers experiencing financial difficulty are designed to reduce the Corporation’s loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Each modification is unique, reflects the borrower’s individual circumstances and is designed to benefit the borrower while mitigating the Corporation’s risk exposure. Commercial modifications are primarily term extensions and payment forbearances. Payment forbearances involve the Bank forbearing its contractual right to collect certain payments or payment in full (maturity forbearance) for a defined period of time. Reductions in interest rates and principal forgiveness occur infrequently for commercial borrowers. Principal forgiveness may occur in connection with foreclosure, short sales or other settlement agreements, leading to termination or sale of the loan. The table below provides the ending amortized cost of commercial loans modified during the three and six months ended June 30, 2023.

Commercial Loans - Modifications to Borrowers in Financial Difficulty

	Term Extension	Forbearances	Total
(Dollars in millions)	Three Months Ended June 30, 2023
U.S. Commercial	$325	$5	$330
Non-U.S. Commercial	121	—	121
Commercial Real Estate	266	96	362
Total	$712	$101	$813

	Six Months Ended June 30, 2023
U.S. Commercial	$503	$64	$567
Non-U.S. Commercial	132	—	132
Commercial Real Estate	519	96	615
Total	$1,154	$160	$1,314
Term extensions granted increased the weighted-average life of the impacted loans by 1.6 years at both the three and six months ended June 30, 2023. The weighted-average duration of loan payments deferred under the Corporation’s commercial loan forbearance program was 11 months for both the three and six months ended June 30, 2023. The deferral period for loan payments can vary, but are mostly in the range of 9 months to 24 months. Modifications of loans to troubled borrowers for

Bank of America 74

Commercial Lease Financing and U.S. Small Business Commercial were not significant during the three and six months ended June 30, 2023.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. Defaults of modified Commercial loans since January 1, 2023 were insignificant during the six months ended June 30, 2023. The table below provides aging information as of June 30, 2023 for commercial loans modified since January 1, 2023.

Commercial - Payment Status of Modified Loans to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total	% of Total Class of Financing Receivable
(Dollars in millions)	June 30, 2023
U.S. Commercial	$497	$41	$29	$567	0.16%
Non-U.S. Commercial	132	—	—	132	0.11
Commercial Real Estate	567	—	48	615	0.83
Total	$1,196	$41	$77	$1,314	0.24
For the six months ended June 30, 2023, the Corporation had commitments to lend $687 million to commercial borrowers experiencing financial difficulty whose loans were modified during the period.
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
Consumer Real Estate
The table below presents the June 30, 2022 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of consumer real estate loans that were modified in TDRs during the three and six months ended June 30, 2022. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period. Binding trial modifications are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification.
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
The table below presents the June 30, 2022 carrying value for consumer real estate loans that were modified in a TDR during the three and six months ended June 30, 2022, by type of modification.

Consumer Real Estate – Modification Programs

(Dollars in millions)	TDRs Entered into During the Three Months Ended June 30, 2022	TDRs Entered into During the Six Months Ended June 30, 2022
Modifications under proprietary programs	$536	$816
Loans discharged in Chapter 7 bankruptcy (1)	4	8
Trial modifications	59	90
Total modifications	$599	$914
(1)Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
The table below presents the carrying value of consumer real estate loans that entered into payment default during the three and six months ended June 30, 2022 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification.

75 Bank of America

Consumer Real Estate – TDRs Entering Payment Default that were Modified During the Preceding 12 Months

(Dollars in millions)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Modifications under proprietary programs	$32	$72
Loans discharged in Chapter 7 bankruptcy (1)	—	1
Trial modifications (2)	7	11
Total modifications	$39	$84
(1)Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
(2)Includes trial modification offers to which the customer did not respond.
Credit Card and Other Consumer
The table below provides information on the Corporation’s Credit Card and Other Consumer TDR portfolio including the June 30, 2022 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of loans that were modified in TDRs during the three and six months ended June 30, 2022.

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
(1)Includes accrued interest and fees.
The table below presents the June 30, 2022 carrying value for Credit Card and Other Consumer loans that were modified in a TDR during the three and six months ended June 30, 2022 by program type.

Credit Card and Other Consumer – TDRs by Program Type (1)
(Dollars in millions)	TDRs Entered into During the Three Months Ended June 30, 2022	TDRs Entered into During the Six Months Ended June 30, 2022
Internal programs	$58	$112
External programs	10	20
Other	3	5
Total	$71	$137
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
Commercial Loans
During the three and six months ended June 30, 2022, the carrying value of the Corporation’s commercial loans that were modified as TDRs was $796 million and $1.3 billion. At December 31, 2022, the Corporation had commitments to lend $358 million to commercial borrowers whose loans were classified as TDRs. The balance of commercial TDRs in payment default was $105 million at December 31, 2022.
Loans Held-for-sale
The Corporation had LHFS of $6.8 billion and $6.9 billion at June 30, 2023 and December 31, 2022. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $7.4 billion and $21.4 billion for the six months ended June 30, 2023 and 2022. Cash used for originations and purchases of LHFS totaled $7.3 billion and $11.4 billion for the six months ended June 30, 2023 and 2022. Also included were non-cash net transfers into LHFS of $457 million and $1.6 billion for the six months ended June 30, 2023 and 2022.
Accrued Interest Receivable
Accrued interest receivable for loans and leases and loans held-for-sale at June 30, 2023 and December 31, 2022 was $4.1 billion and $3.8 billion and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During the three and six months ended June 30, 2023, the Corporation reversed $138 million and $256 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan compared to $80 million and $160 million for the same periods in 2022.
For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during the three and six months ended June 30, 2023 and 2022, interest and fee income reversed at the time the loans were classified as nonperforming was not significant. For more information on the Corporation's

Bank of America 76

nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.
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
The June 30, 2023 estimate for allowance for credit losses was based on various economic scenarios, including a baseline scenario derived from consensus estimates, which represents a mild recessionary environment, an adverse scenario reflecting an extended moderate recession, a downside scenario reflecting persistent inflation and interest rates above the baseline scenario, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario that considers the potential for improvement above the baseline scenario. The overall weighted economic outlook of the above scenarios is estimating a recessionary environment in 2023, which is relatively consistent with the weighted economic outlook estimated as of December 31, 2022. The weighted economic outlook assumes that the U.S. average unemployment rate will be above four and a half percent by the fourth quarter of 2023 and will remain above five percent through the fourth quarter of 2024. Additionally, in this economic outlook, U.S. real gross domestic product is forecasted to contract at 0.2 percent and grow at 1.0 percent year-over-year in the fourth quarters of 2023 and 2024. For comparison, as of December 31, 2022, the weighted economic outlook for the U.S. average unemployment rate was forecasted to be just above five and a half percent by the fourth quarter of 2023 and slowly decline to five percent by the fourth quarter of 2024, and U.S. real gross domestic product was forecasted to contract at 0.4 percent and grow at 1.2 percent year-over-year in the fourth quarters of 2023 and 2024.
The allowance for credit losses increased $116 million from December 31, 2022 to $14.3 billion at June 30, 2023, which included a $505 million reserve increase related to the consumer portfolio and a $389 million reserve decrease related to the commercial portfolio. The increase in the allowance reflected a reserve build in the Corporation’s consumer portfolio primarily due to credit card loan growth, partially offset by a reserve release in the Corporation’s commercial portfolio primarily driven by certain improved macroeconomic conditions. The allowance also includes the impact of the accounting change to remove the recognition and measurement guidance on TDRs, which reduced the allowance for credit losses by $243 million on January 1, 2023. The change in the allowance for credit losses was comprised of a net increase of $268 million in the allowance for loan and lease losses and a decrease of $152 million in the reserve for unfunded lending commitments. The provision for credit losses increased $602 million to $1.1 billion, and $1.5 billion to $2.1 billion for the three and six months ended June 30, 2023 compared to the same periods in 2022. The provision for credit losses for the current-year periods was driven by the Corporation’s consumer portfolio primarily due to credit card loan growth and asset quality, partially offset by certain improved macroeconomic conditions that primarily benefited the Corporation’s commercial portfolio. For the same periods in the prior year, the provision for credit losses was primarily driven by loan growth and a dampened macroeconomic outlook, partially offset by asset quality improvement and reduced COVID-19 pandemic uncertainties. In addition, the six-month period in the prior year was also driven by a reserve build related to Russian exposure.
Outstanding loans and leases excluding loans accounted for under the fair value option increased $6.9 billion during the six months ended June 30, 2023 primarily driven by commercial loans, which increased $7.0 billion driven by broad-based growth, and consumer loans, which remained flat as credit card growth was offset by declines in securities-based lending.
The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the following table.

77 Bank of America

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	Three Months Ended June 30, 2023
Allowance for loan and lease losses, April 1	$403	$6,958	$5,153	$12,514
Loans and leases charged off	(15)	(924)	(186)	(1,125)
Recoveries of loans and leases previously charged off	29	190	37	256
Net charge-offs	14	(734)	(149)	(869)
Provision for loan and lease losses	8	1,099	202	1,309
Other	2	—	(6)	(4)
Allowance for loan and lease losses, June 30	427	7,323	5,200	12,950
Reserve for unfunded lending commitments, April 1	93	—	1,344	1,437
Provision for unfunded lending commitments	(7)	—	(43)	(50)
Other	—	—	1	1
Reserve for unfunded lending commitments, June 30	86	—	1,302	1,388
Allowance for credit losses, June 30	$513	$7,323	$6,502	$14,338

	Three Months Ended June 30, 2022
Allowance for loan and lease losses, April 1	$473	$6,242	$5,389	$12,104
Loans and leases charged off	(160)	(692)	(92)	(944)
Recoveries of loans and leases previously charged off	98	229	46	373
Net charge-offs	(62)	(463)	(46)	(571)
Provision for loan and lease losses	(16)	438	19	441
Other	1	(1)	(1)	(1)
Allowance for loan and lease losses, June 30	396	6,216	5,361	11,973
Reserve for unfunded lending commitments, April 1	91	—	1,288	1,379
Provision for unfunded lending commitments	(12)	—	94	82
Reserve for unfunded lending commitments, June 30	79	—	1,382	1,461
Allowance for credit losses, June 30	$475	$6,216	$6,743	$13,434

(Dollars in millions)	Six Months Ended June 30, 2023
Allowance for loan and lease losses, December 31	$420	$6,817	$5,445	$12,682
January 1, 2023 adoption of credit loss standard	(67)	(109)	(67)	(243)
Allowance for loan and lease losses, January 1	353	6,708	5,378	12,439
Loans and leases charged off	(29)	(1,785)	(366)	(2,180)
Recoveries of loans and leases previously charged off	54	387	63	504
Net charge-offs	25	(1,398)	(303)	(1,676)
Provision for loan and lease losses	42	2,012	155	2,209
Other	7	1	(30)	(22)
Allowance for loan and lease losses, June 30	427	7,323	5,200	12,950
Reserve for unfunded lending commitments, January 1	94	—	1,446	1,540
Provision for unfunded lending commitments	(8)	—	(145)	(153)
Other	—	—	1	1
Reserve for unfunded lending commitments, June 30	86	—	1,302	1,388
Allowance for credit losses, June 30	$513	$7,323	$6,502	$14,338

	Six Months Ended June 30, 2022
Allowance for loan and lease losses, January 1	$557	$6,476	$5,354	$12,387
Loans and leases charged off	(183)	(1,311)	(184)	(1,678)
Recoveries of loans and leases previously charged off	161	468	86	715
Net charge-offs	(22)	(843)	(98)	(963)
Provision for loan and lease losses	(141)	581	109	549
Other	2	2	(4)	—
Allowance for loan and lease losses, June 30	396	6,216	5,361	11,973
Reserve for unfunded lending commitments, January 1	96	—	1,360	1,456
Provision for unfunded lending commitments	(18)	—	22	4
Other	1	—	—	1
Reserve for unfunded lending commitments, June 30	79	—	1,382	1,461
Allowance for credit losses, June 30	$475	$6,216	$6,743	$13,434
NOTE 6 Securitizations and Other Variable Interest Entities
The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at June 30, 2023 and December 31, 2022 in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum loss exposure at June 30, 2023 and December 31, 2022 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. For more information on the Corporation’s use of VIEs and related maximum loss exposure, see Note 1 – Summary of Significant Accounting Principles and Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.
The Corporation invests in ABS issued by third-party VIEs with which it has no other form of involvement and enters into

Bank of America 78

certain commercial lending arrangements that may also incorporate the use of VIEs, for example to hold collateral.
These securities and loans are included in Note 4 – Securities or Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses. In addition, the Corporation has used VIEs in connection with its funding activities.
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three and six months ended June 30, 2023 or the year ended December 31, 2022 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $967 million and $978 million at June 30, 2023 and December 31, 2022.
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
The table below summarizes select information related to first-lien mortgage securitizations for the three and six months ended June 30, 2023 and 2022.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency				Commercial Mortgage
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Proceeds from loan sales (1)	$908	$1,419	$2,255	$3,741	$455	$1,988	$597	$4,416
Gains on securitizations (2)	1	—	(4)	8	(1)	13	2	26
Repurchases from securitization trusts (3)	5	9	14	25	—	—	—	—
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
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $7 million and $17 million net of hedges, during the three and six months ended June 30, 2023 compared to $10 million and $30 million for the same periods in 2022, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $95.9 billion and $105.8 billion at June 30, 2023 and 2022. Servicing fee and ancillary fee income on serviced loans was $63 million and $132 million during the three and six months ended June 30, 2023 compared to $74 million and $144 million for the same periods in 2022. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $1.4 billion and $1.6 billion at June 30, 2023 and December 31, 2022. For more information on MSRs, see Note 14 – Fair Value Measurements.
During the three and six months ended June 30, 2023, the Corporation deconsolidated agency residential mortgage securitization trusts with total assets of $296 million and $624 million compared to $36 million and $563 million for the same periods in 2022.
The following table summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at June 30, 2023 and December 31, 2022.

79 Bank of America

First-lien Mortgage VIEs

	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	June 30 2023	December 31 2022	June 30 2023	December 31 2022	June 30 2023	December 31 2022	June 30 2023	December 31 2022	June 30 2023	December 31 2022
Unconsolidated VIEs
Maximum loss exposure (1)	$8,549	$9,112	$88	$91	$680	$735	$6	$28	$1,460	$1,594
On-balance sheet assets
Senior securities:
Trading account assets	$230	$232	$4	$3	$22	$25	$4	$26	$24	$91
Debt securities carried at fair value	2,687	3,027	—	—	360	410	—	—	—	—
Held-to-maturity securities	5,632	5,853	—	—	—	—	—	—	1,263	1,268
All other assets	—	—	3	3	21	25	2	2	52	101
Total retained positions	$8,549	$9,112	$7	$6	$403	$460	$6	$28	$1,339	$1,460
Principal balance outstanding (2)	$78,522	$81,644	$3,737	$3,973	$4,772	$5,034	$10,943	$11,568	$83,386	$85,101

Consolidated VIEs
Maximum loss exposure (1)	$1,909	$1,735	$—	$—	$—	$78	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$1,909	$1,735	$—	$—	$—	$78	$—	$—	$—	$—
Loans and leases, net	—	—	—	—	—	—	—	—	—	—
Total assets	$1,909	$1,735	$—	$—	$—	$78	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
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
Other Asset-backed Securitizations
The table below summarizes select information related to home equity, credit card and other asset-backed VIEs in which the Corporation held a variable interest at June 30, 2023 and December 31, 2022.

Home Equity Loan, Credit Card and Other Asset-backed VIEs

	Home Equity (1)		Credit Card (2)		Resecuritization Trusts		Municipal Bond Trusts
(Dollars in millions)	June 30 2023	December 31 2022	June 30 2023	December 31 2022	June 30 2023	December 31 2022	June 30 2023	December 31 2022
Unconsolidated VIEs
Maximum loss exposure	$9	$119	$—	$—	$4,507	$4,243	$2,246	$2,537
On-balance sheet assets
Securities (3):
Trading account assets	$—	$—	$—	$—	$1,151	$456	$—	$—
Debt securities carried at fair value	1	1	—	—	975	1,259	—	—
Held-to-maturity securities	—	—	—	—	2,381	2,528	—	—
Total retained positions	$1	$1	$—	$—	$4,507	$4,243	$—	$—
Total assets of VIEs	$277	$326	$—	$—	$15,248	$12,255	$2,722	$3,016

Consolidated VIEs
Maximum loss exposure	$14	$32	$8,196	$9,555	$140	$551	$1,952	$—
On-balance sheet assets
Trading account assets	$—	$—	$—	$—	$347	$650	$1,952	$—
Loans and leases	37	97	14,188	14,555	—	—	—	—
Allowance for loan and lease losses	8	12	(803)	(808)	—	—	—	—
All other assets	1	2	64	68	—	—	—	—
Total assets	$46	$111	$13,449	$13,815	$347	$650	$1,952	$—
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—	$1,854	$—
Long-term debt	32	79	5,243	4,247	207	99	—	—
All other liabilities	—	—	10	13	—	—	—	—
Total liabilities	$32	$79	$5,253	$4,260	$207	$99	$1,854	$—
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
(2)At June 30, 2023 and December 31, 2022, loans and leases in the consolidated credit card trust included $3.7 billion and $3.3 billion of seller’s interest.
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

Bank of America 80

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
During both the six months ended June 30, 2023 and 2022, $1.0 billion of new senior debt securities were issued to third-party investors from the credit card securitization trust.
At June 30, 2023 and December 31, 2022, the Corporation held subordinate securities issued by the credit card securitization trust with a notional principal amount of $4.9 billion and $6.7 billion. These securities serve as a form of credit enhancement to the senior debt securities and have a stated interest rate of zero percent. During both the six months ended June 30, 2023 and 2022, $161 million of subordinate securities were issued by the credit card securitization trust.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $4.1 billion and $5.8 billion of securities during the three and six months ended June 30, 2023 compared to $4.6 billion and $14.2 billion for the same periods in 2022. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. During the three and six months ended June 30, 2023 and 2022, resecuritization proceeds included securities with an initial fair value of $478 million and $1.1 billion compared to $1.0 billion and $1.7 billion, of which substantially all of the securities were classified as trading account assets for both periods. Substantially all of the trading account securities carried at fair value were categorized as Level 2 within the fair value hierarchy.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $2.2 billion and $2.5 billion at June 30, 2023 and December 31, 2022. The weighted-average remaining life of bonds held in the trusts at June 30, 2023 was 11.5 years. There were no significant write-downs or downgrades of assets or issuers during the six months ended June 30, 2023 and 2022.
Other Variable Interest Entities
The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at June 30, 2023 and December 31, 2022.

Other VIEs

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated (1)	Total (1)
(Dollars in millions)	June 30, 2023			December 31, 2022
Maximum loss exposure	$1,879	$48,322	$50,201	$2,286	$47,477	$49,763
On-balance sheet assets
Trading account assets	$402	$2,098	$2,500	$353	$2,187	$2,540
Debt securities carried at fair value	—	157	157	—	473	473
Loans and leases	1,659	14,533	16,192	2,086	14,243	16,329
Allowance for loan and lease losses	(1)	(77)	(78)	(1)	(99)	(100)
All other assets	61	31,082	31,143	46	30,221	30,267
Total	$2,121	$47,793	$49,914	$2,484	$47,025	$49,509
On-balance sheet liabilities
Short-term borrowings	$23	$—	$23	$42	$—	$42
Long-term debt	219	—	219	156	—	156
All other liabilities	—	7,575	7,575	—	7,318	7,318
Total	$242	$7,575	$7,817	$198	$7,318	$7,516
(1)Prior period has been revised to include unconsolidated CLOs.

81 Bank of America

Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s involvement in the VIE is limited to its loss exposure. The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $935 million and $914 million at June 30, 2023 and December 31, 2022, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs. Total assets of the consolidated and unconsolidated VIEs were $1.6 billion and $1.5 billion at June 30, 2023 and December 31, 2022.
CDO and CLO VIEs
The Corporation holds investments in unconsolidated CDO and CLO VIEs, that hold diversified pools of fixed-income securities, typically corporate debt, ABS or non-investment grade corporate loans, which are funded by multiple tranches of debt instruments and equity securities issued by the VIEs. The VIEs are managed by third-party portfolio managers. The Corporation held $16.2 billion and $16.3 billion of loans and securities issued by CDO and CLO VIEs at June 30, 2023 and December 31, 2022. The Corporation’s loss exposure is limited to its loan and debt security holdings and the notional amount of any derivatives to which the Corporation is a counterparty. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs and CLOs totaled $16.3 billion at both June 30, 2023 and December 31, 2022, which is insignificant to the total assets of the VIEs.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At June 30, 2023 and December 31, 2022, the Corporation’s consolidated investment VIEs had total assets of $463 million and $854 million. The Corporation also held investments in unconsolidated VIEs with total assets of $18.8 billion and $12.2 billion at June 30, 2023 and December 31, 2022. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $2.3 billion and $2.4 billion at June 30, 2023 and December 31, 2022 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $1.2 billion at both June 30, 2023 and December 31, 2022. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
Tax Credit VIEs
The Corporation holds equity investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, renewable energy and certain other projects. The total assets of these unconsolidated tax credit VIEs were $77.1 billion and $74.8 billion as of June 30, 2023 and December 31, 2022. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. As an investor, tax credits associated with the investments in these entities are allocated to the Corporation, as provided by the U.S. Internal Revenue Code and related regulations, and are recognized as income tax benefits in the Corporation’s Consolidated Statement of Income in the year they are earned, which varies based on the type of investments. Tax credits from environmental, social and governance (ESG) investments in affordable housing are recognized ratably over a term of up to 10 years, and tax credits from renewable energy investments are recognized either at inception for transactions electing Investment Tax Credits (ITCs) or as energy is produced for transactions electing Production Tax Credits (PTCs), which is generally up to a 10-year time period. The volume and types of investments held by the Corporation will influence the amount of tax credits recognized each period.
The Corporation’s equity investments in affordable housing and other projects totaled $15.1 billion and $14.7 billion at June 30, 2023 and December 31, 2022, which included unfunded capital contributions of $7.2 billion and $6.9 billion and are probable to be paid over the next five years. The Corporation may be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant. During the three and six months ended June 30, 2023, the Corporation recognized tax credits and other tax benefits related to affordable housing and other tax credit equity investments of $517 million and $1.0 billion compared to $423 million and $842 million for the same periods in 2022, and reported pretax losses in other income of $383 million and $756 million compared to $345 million and $682 million for the same periods in 2022. The Corporation’s equity investments in renewable energy totaled $14.0 billion and $13.9 billion at June 30, 2023 and December 31, 2022. In addition, the Corporation had unfunded capital contributions for renewable energy investments of $6.1 billion and $1.9 billion at June 30, 2023 and December 31, 2022, which are contingent on various conditions precedent to funding over the next two years. The Corporation’s risk of loss is generally mitigated by policies requiring the project to qualify for the expected tax credits prior to making its investment. During the three and six months ended June 30, 2023, the Corporation recognized tax credits and other tax benefits related to renewable energy equity investments of $1.1 billion and $2.1 billion compared to $621 million and $1.5 billion for the same periods in 2022 and reported pretax losses in other income of $567 million and $1.1 billion compared to $502 million and $1.0 billion for the same periods in 2022. The Corporation may also enter into power purchase agreements with renewable energy tax credit entities. The maximum loss exposure for tax credit VIEs was $29.1 billion and $28.8 billion at June 30, 2023 and December 31, 2022.

Bank of America 82

NOTE 7 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at June 30, 2023 and December 31, 2022. The reporting units utilized for goodwill impairment testing are the operating segments or one level below. The Corporation completed its annual goodwill impairment test as of June 30, 2023 using a quantitative assessment for all applicable reporting units. Based on the results of the annual goodwill impairment test, the Corporation determined there was no impairment. For more information regarding the nature of and accounting for the Corporation’s annual goodwill impairment testing, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.

Goodwill

(Dollars in millions)	June 30 2023	December 31 2022
Consumer Banking	$30,137	$30,137
Global Wealth & Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,181	5,182
Total goodwill	$69,021	$69,022
Intangible Assets
At June 30, 2023 and December 31, 2022, the net carrying value of intangible assets was $2.0 billion and 2.1 billion. At both June 30, 2023 and December 31, 2022, intangible assets included $1.6 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $20 million for both the three months ended June 30, 2023 and 2022 and $39 million for both the six months ended June 30, 2023 and 2022.
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
The table below presents the net investment in sales-type and direct financing leases at June 30, 2023 and December 31, 2022.

Net Investment (1)

(Dollars in millions)	June 30 2023	December 31 2022
Lease receivables	$15,098	$15,123
Unguaranteed residuals	2,157	2,143
Total net investment in sales-type and direct financing leases	$17,255	$17,266
(1)In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $6.5 billion at both June 30, 2023 and December 31, 2022.
The table below presents lease income for the three and six months ended June 30, 2023 and 2022.

Lease Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022
Sales-type and direct financing leases	$181	$137	$353	$279
Operating leases	234	231	472	463
Total lease income	$415	$368	$825	$742
Lessee Arrangements
The Corporation's lessee arrangements predominantly consist of operating leases for premises and equipment; the Corporation's financing leases are not significant.
The table below provides information on the right-of-use assets and lease liabilities at June 30, 2023 and December 31, 2022.

Lessee Arrangements

(Dollars in millions)	June 30 2023	December 31 2022
Right-of-use asset	$9,348	$9,755
Lease liabilities	9,973	10,359

83 Bank of America

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
Offsetting of Securities Financing Agreements
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance
Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at June 30, 2023 and December 31, 2022. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives. For more information on the securities financing agreements and the offsetting of securities financing transactions, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	June 30, 2023
Securities borrowed or purchased under agreements to resell (3)	$619,137	$(342,856)	$276,281	$(250,061)	$26,220
Securities loaned or sold under agreements to repurchase	$631,483	$(342,856)	$288,627	$(263,434)	$25,193
Other (4)	10,088	—	10,088	(10,088)	—
Total	$641,571	$(342,856)	$298,715	$(273,522)	$25,193

	December 31, 2022
Securities borrowed or purchased under agreements to resell (3)	$597,847	$(330,273)	$267,574	$(240,120)	$27,454
Securities loaned or sold under agreements to repurchase	$525,908	$(330,273)	$195,635	$(183,265)	$12,370
Other (4)	8,427	—	8,427	(8,427)	—
Total	$534,335	$(330,273)	$204,062	$(191,692)	$12,370
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
(3)Excludes repurchase activity of $10.0 billion and $8.7 billion reported in loans and leases on the Consolidated Balance Sheet at June 30, 2023 and December 31, 2022.
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
Repurchase Agreements and Securities Loaned Transactions Accounted for as Secured Borrowings
The following tables present securities sold under agreements to repurchase and securities loaned by remaining contractual term to maturity and class of collateral pledged. Included in “Other” are transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged as collateral or sold. Certain agreements contain a right to substitute collateral and/or terminate the agreement prior to maturity at the option of the Corporation or the counterparty. Such agreements are included in the table below based on the remaining contractual term to maturity. For more information on collateral requirements, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	June 30, 2023
Securities sold under agreements to repurchase	$263,441	$204,840	$58,881	$25,851	$553,013
Securities loaned	73,488	106	805	4,071	78,470
Other	10,088	—	—	—	10,088
Total	$347,017	$204,946	$59,686	$29,922	$641,571

	December 31, 2022
Securities sold under agreements to repurchase	$200,087	$181,632	$41,666	$30,107	$453,492
Securities loaned	66,909	288	1,139	4,080	72,416
Other	8,427	—	—	—	8,427
Total	$275,423	$181,920	$42,805	$34,187	$534,335
(1)No agreements have maturities greater than four years.

Bank of America 84

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	June 30, 2023
U.S. government and agency securities	$280,511	$—	$—	$280,511
Corporate securities, trading loans and other	22,037	1,096	25	23,158
Equity securities	11,486	77,374	10,063	98,923
Non-U.S. sovereign debt	234,692	—	—	234,692
Mortgage trading loans and ABS	4,287	—	—	4,287
Total	$553,013	$78,470	$10,088	$641,571

	December 31, 2022
U.S. government and agency securities	$193,005	$18	$—	$193,023
Corporate securities, trading loans and other	14,345	2,896	317	17,558
Equity securities	10,249	69,432	8,110	87,791
Non-U.S. sovereign debt	232,171	70	—	232,241
Mortgage trading loans and ABS	3,722	—	—	3,722
Total	$453,492	$72,416	$8,427	$534,335
Collateral
The Corporation accepts securities and loans as collateral that it is permitted by contract or practice to sell or repledge. At June 30, 2023 and December 31, 2022, the fair value of this collateral was $857.1 billion and $827.6 billion, of which $844.9 billion and $764.1 billion was sold or repledged. The primary source of this collateral is securities borrowed or purchased under agreements to resell. For more information on collateral, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.
Restricted Cash
At June 30, 2023 and December 31, 2022, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $5.5 billion and $7.6 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with central banks to meet reserve requirements.
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
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.4 billion at both June 30, 2023 and December 31, 2022. The carrying value of the Corporation’s credit extension commitments at June 30, 2023 and December 31, 2022, excluding commitments accounted for under the fair value option, was $1.4 billion and $1.6 billion, which predominantly related to the reserve for unfunded lending commitments. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The following table includes the notional amount of commitments of $2.6 billion and $3.0 billion at June 30, 2023 and December 31, 2022 that are accounted for under the fair value option. However, the table excludes the cumulative net fair value for these commitments of $75 million and $110 million at June 30, 2023 and December 31, 2022, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

85 Bank of America

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	June 30, 2023
Notional amount of credit extension commitments
Loan commitments (1)	$118,272	$172,755	$215,299	$14,347	$520,673
Home equity lines of credit	1,912	8,717	11,560	22,449	44,638
Standby letters of credit and financial guarantees (2)	21,139	9,542	3,233	565	34,479
Letters of credit	827	23	254	38	1,142
Other commitments (3)	5	47	124	1,052	1,228
Legally binding commitments	142,155	191,084	230,470	38,451	602,160
Credit card lines (4)	437,097	—	—	—	437,097
Total credit extension commitments	$579,252	$191,084	$230,470	$38,451	$1,039,257

	December 31, 2022
Notional amount of credit extension commitments
Loan commitments (1)	$113,962	$162,890	$221,374	$13,667	$511,893
Home equity lines of credit	1,479	7,230	11,578	22,154	42,441
Standby letters of credit and financial guarantees (2)	22,565	9,237	2,787	628	35,217
Letters of credit	853	46	52	49	1,000
Other commitments (3)	5	93	71	1,103	1,272
Legally binding commitments	138,864	179,496	235,862	37,601	591,823
Credit card lines (4)	419,144	—	—	—	419,144
Total credit extension commitments	$558,008	$179,496	$235,862	$37,601	$1,010,967
(1)     At June 30, 2023 and December 31, 2022, $3.3 billion and $2.6 billion of these loan commitments were held in the form of a security.
(2) The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $24.3 billion and $9.5 billion at June 30, 2023, and $25.1 billion and $9.5 billion at December 31, 2022. Amounts in the table include consumer SBLCs of $599 million and $575 million at June 30, 2023 and December 31, 2022.
(3)     Primarily includes second-loss positions on lease-end residual value guarantees.
(4)     Includes business card unused lines of credit.
Other Commitments
At June 30, 2023 and December 31, 2022, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $719 million and $636 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans of $350 million and $294 million, which upon settlement will be included in trading account assets.
At June 30, 2023 and December 31, 2022, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $132.0 billion and $92.0 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $77.5 billion and $57.8 billion. A significant portion of these commitments will expire within the next 12 months.
At June 30, 2023 and December 31, 2022, the Corporation had a commitment to originate or purchase up to $4.1 billion and $3.7 billion on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2026 and can be terminated with 12 months prior notice.
At June 30, 2023 and December 31, 2022, the Corporation had unfunded equity investment commitments of $527 million and $571 million.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At both June 30, 2023 and December 31, 2022, the notional amount of these guarantees totaled $4.3 billion. At June 30, 2023 and December 31, 2022, the Corporation’s maximum exposure related to these guarantees totaled $634 million and $632 million, with estimated maturity dates between 2033 and 2039.
Merchant Services
The Corporation in its role as merchant acquirer or as a sponsor of other merchant acquirers may be held liable for any reversed charges that cannot be collected from the merchants due to, among other things, merchant fraud or insolvency. If charges are properly reversed after a purchase and cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The ability to reverse a charge is primarily governed by the applicable payment network rules and regulations, which include, but are not limited to, the type of charge, type of payment used and time limits. The total amount of transactions subject to reversal under payment network rules and regulations processed for the preceding six-month period, which was approximately $436 billion, is an estimate of the Corporation’s maximum potential exposure as of June 30, 2023. The Corporation’s risk in this area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The Corporation’s reserves for contingent losses and the losses incurred related to the merchant processing activity were not significant.
Representations and Warranties Obligations and Corporate Guarantees
For more information on representations and warranties obligations and corporate guarantees, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.
The reserve for representations and warranties obligations and corporate guarantees was $622 million and $612 million at June 30, 2023 and December 31, 2022 and is included in accrued expenses and other liabilities on the Consolidated

Bank of America 86

Balance Sheet, and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of probable incurred losses, is based on its experience in previous negotiations, and is subject to judgment, a variety of assumptions, and known or unknown uncertainties. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity. See Litigation and Regulatory Matters below for the Corporation's combined range of possible loss in excess of the reserve for representations and warranties and the accrued liability for litigation.
Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $48.7 billion and $59.6 billion at June 30, 2023 and December 31, 2022.
Other Guarantees
In the normal course of business, the Corporation periodically guarantees the obligations of its affiliates in a variety of transactions including ISDA-related transactions and non-ISDA related transactions such as commodities trading, repurchase agreements, prime brokerage agreements and other transactions.
Guarantees of Certain Long-term Debt
The Corporation, as the parent company, fully and unconditionally guarantees the securities issued by BofA Finance LLC, a consolidated finance subsidiary of the Corporation, and effectively provides for the full and unconditional guarantee of trust securities and capital securities issued by certain statutory trust companies that are 100 percent owned finance subsidiaries of the Corporation.
Other Contingencies
On May 11, 2023, the Federal Deposit Insurance Corporation (FDIC) issued a proposed rule that would impose a special assessment to recover the loss to the Deposit Insurance Fund (DIF) arising from the protection of uninsured depositors of Silicon Valley Bank and Signature Bank associated with their closures, and the systemic risk determination announced by the FDIC on March 12, 2023. Under the proposed rule, the assessment base for the special assessment would be equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The FDIC would collect the special assessment over eight quarterly periods, beginning with the first quarterly assessment period of 2024. In addition, the special assessment would be subject to adjustment as the estimated loss to the DIF is updated. While the timing and amount of any expense recognition are unknown until the proposed rule is finalized, if the final rule is issued as proposed, the estimated impact of the special assessment on the Corporation would be a noninterest expense of approximately $1.9 billion that would be recognized upon finalization of the rule.
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
As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters disclosed below and in the prior commitments and contingencies disclosure, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation and regulatory investigation-related expense of $276 million and $365 million was recognized for the three and six months ended June 30, 2023 compared to $498 million and $604 million for the same periods in 2022.
For any matter disclosed in this Note and in the prior commitments and contingencies disclosure for which a loss in future periods is reasonably possible and estimable (whether in excess of an accrued liability or where there is no accrued liability) and for representations and warranties exposures, the Corporation’s estimated range of possible loss is $0 to $0.8 billion in excess of the accrued liability, if any, as of June 30, 2023.
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

87 Bank of America

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
Deposit Insurance Assessment
On April 10, 2023, the magistrate judge issued a report and recommendation (the Report) for resolving the parties’ pending summary judgment motions. The Report recommends granting the FDIC motion for summary judgment on BANA’s statutory liability for the unpaid assessments, subject to BANA’s statute of limitations defenses to assessments for the quarters ended March 31, 2012 through March 31, 2013, on which the Report recommends that relevant issues should be resolved at trial. The Report also recommends denying BANA’s counterclaims challenging the adoption of the relevant assessment regulations and granting BANA’s motion for summary judgment on the FDIC’s claims for unjust enrichment and disgorgement. The Report has been submitted to the district court judge for consideration, and the parties have filed objections to the recommendations in the Report.

Representment Non-Sufficient Fund Fees
On July 11, 2023, it was announced that BANA agreed to settle two separate proceedings with the Office of the Comptroller of the Currency (OCC) and Consumer Financial Protection Bureau (CFPB) related to BANA’s assessing overdraft or insufficient funds fees each time a merchant resubmitted a transaction or check for payment after it had been declined due to insufficient funds (Representment Fees). Without admitting or denying the findings, BANA consented to orders requiring it to pay penalties of $60 million to each of the OCC and CFPB. Under the CFPB Consent Order, among other things, BANA also consented to refund at least $80.4 million to customers who were assessed Representment Fees between September 1, 2018 to February 18, 2022.
Credit Card Sales and Marketing Practices
On July 11, 2023, it was announced that BANA agreed to a settlement with the CFPB related to online advertisements concerning bonuses linked to rewards credit cards and failure to provide those bonuses to certain consumers, and applying for and opening credit cards for consumers without their consent and obtaining credit reports for those consumers. Without admitting or denying the findings, BANA agreed to the entry of a Consent Order requiring payment of a $30 million penalty and certain undertakings concerning consumer redress.
Unemployment Insurance Prepaid Cards
BANA has been named as a defendant in a number of putative class action, mass action, and individual lawsuits in multiple states related to its administration of prepaid debit cards to distribute unemployment and other state benefits. These lawsuits generally assert claims for monetary damages and injunctive relief. Class action and mass action lawsuits related to the California program, the largest program administered by BANA measured by total benefits and number of participants, have been consolidated into a multidistrict litigation (MDL) in the U.S. District Court for the Southern District of California. On May 25, 2023, the court dismissed certain of the claims in the MDL while allowing others to proceed, and plaintiffs subsequently filed an amended complaint. BANA filed a partial motion to dismiss certain of the remaining claims in the amended complaint in the MDL, which is currently pending.
NOTE 11 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
July 19, 2023	September 1, 2023	September 29, 2023	$0.24
April 26, 2023	June 2, 2023	June 30, 2023	0.22
February 1, 2023	March 3, 2023	March 31, 2023	0.22
(1) In 2023, and through July 31, 2023.
During the three and six months ended June 30, 2023, the Corporation repurchased and retired 19 million and 86 million shares of common stock, which reduced shareholders’ equity by $550 million and $2.8 billion.
During the six months ended June 30, 2023, in connection with employee stock plans, the Corporation issued 69 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 26 million shares of its common stock. At June 30, 2023, the Corporation had reserved 499 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
On July 19, 2023, the Board of Directors declared a quarterly common stock dividend of $0.24 per share.
Preferred Stock
During the three months ended June 30, 2023 and March 31, 2023, the Corporation declared $306 million and $505 million of cash dividends on preferred stock, or a total of $811 million for the six months ended June 30, 2023. For more information on the Corporation’s preferred stock, including liquidation preference, dividend requirements and redemption period, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.

Bank of America 88

NOTE 12 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for the six months ended June 30, 2023 and 2022.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2021	$3,045	$(1,636)	$(1,880)	$(3,642)	$(991)	$(5,104)
Net change	(5,269)	836	(7,187)	60	(10)	(11,570)
Balance, June 30, 2022	$(2,224)	$(800)	$(9,067)	$(3,582)	$(1,001)	$(16,674)

Balance, December 31, 2022	$(2,983)	$(881)	$(11,935)	$(4,309)	$(1,048)	$(21,156)
Net change	723	(394)	49	19	17	414
Balance, June 30, 2023	$(2,260)	$(1,275)	$(11,886)	$(4,290)	$(1,031)	$(20,742)
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for the six months ended June 30, 2023 and 2022.

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
	Six Months Ended June 30
(Dollars in millions)	2023			2022
Debt securities:
Net increase (decrease) in fair value	$557	$(137)	$420	$(6,972)	$1,719	$(5,253)
Net realized (gains) losses reclassified into earnings (1)	404	(101)	303	(22)	6	(16)
Net change	961	(238)	723	(6,994)	1,725	(5,269)
Debit valuation adjustments:
Net increase (decrease) in fair value	(526)	129	(397)	1,100	(267)	833
Net realized (gains) losses reclassified into earnings (1)	4	(1)	3	3	—	3
Net change	(522)	128	(394)	1,103	(267)	836
Derivatives:
Net increase (decrease) in fair value	(280)	73	(207)	(9,621)	2,397	(7,224)
Reclassifications into earnings:
Net interest income	352	(88)	264	70	(18)	52
Compensation and benefits expense	(11)	3	(8)	(19)	4	(15)
Net realized (gains) losses reclassified into earnings	341	(85)	256	51	(14)	37
Net change	61	(12)	49	(9,570)	2,383	(7,187)
Employee benefit plans:
Net actuarial losses and other reclassified into earnings (2)	27	(8)	19	89	(29)	60
Net change	27	(8)	19	89	(29)	60
Foreign currency:
Net increase (decrease) in fair value	(97)	114	17	407	(417)	(10)
Net realized (gains) losses reclassified into earnings (1)	(1)	1	—	—	—	—
Net change	(98)	115	17	407	(417)	(10)
Total other comprehensive income (loss)	$429	$(15)	$414	$(14,965)	$3,395	$(11,570)
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.

89 Bank of America

NOTE 13 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for the three and six months ended June 30, 2023 and 2022 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share information)	2023	2022	2023	2022
Earnings per common share
Net income	$7,408	$6,247	$15,569	$13,314
Preferred stock dividends	(306)	(315)	(811)	(782)
Net income applicable to common shareholders	$7,102	$5,932	$14,758	$12,532
Average common shares issued and outstanding	8,040.9	8,121.6	8,053.5	8,129.3
Earnings per common share	$0.88	$0.73	$1.83	$1.54

Diluted earnings per common share
Net income applicable to common shareholders	$7,102	$5,932	$14,758	$12,532
Add preferred stock dividends due to assumed conversions	—	—	111	—
Net income allocated to common shareholders	$7,102	$5,932	$14,869	$12,532
Average common shares issued and outstanding	8,040.9	8,121.6	8,053.5	8,129.3
Dilutive potential common shares (1)	39.8	41.5	109.1	52.9
Total diluted average common shares issued and outstanding	8,080.7	8,163.1	8,162.6	8,182.2
Diluted earnings per common share	$0.88	$0.73	$1.82	$1.53
(1)Includes incremental dilutive shares from preferred stock, restricted stock units, restricted stock and warrants.
For the six months ended June 30, 2023, 62 million average dilutive potential common shares associated with the Series L preferred stock were included in the diluted share count under the “if-converted” method, whereas they were antidilutive for the three months ended June 30, 2023 and the three and six months ended June 30, 2022.
NOTE 14 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards and conducts a review of fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. During the six months ended June 30, 2023, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
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
Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at June 30, 2023 and December 31, 2022, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

Bank of America 90

	June 30, 2023
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$902	$—	$—	$—	$902
Federal funds sold and securities borrowed or purchased under agreements to resell	—	415,470	7	(263,396)	152,081
Trading account assets:
U.S. Treasury and government agencies	67,763	3,029	—	—	70,792
Corporate securities, trading loans and other	—	41,933	2,100	—	44,033
Equity securities	70,741	39,420	159	—	110,320
Non-U.S. sovereign debt	10,290	29,499	568	—	40,357
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	35,727	11	—	35,738
Mortgage trading loans, ABS and other MBS	—	8,938	1,222	—	10,160
Total trading account assets (2)	148,794	158,546	4,060	—	311,400
Derivative assets	16,130	358,083	4,371	(332,109)	46,475
AFS debt securities:
U.S. Treasury and government agencies	70,442	916	—	—	71,358
Mortgage-backed securities:
Agency	—	22,153	—	—	22,153
Agency-collateralized mortgage obligations	—	1,803	—	—	1,803
Non-agency residential	—	111	288	—	399
Commercial	—	6,481	—	—	6,481
Non-U.S. securities	877	14,347	184	—	15,408
Other taxable securities	—	3,773	—	—	3,773
Tax-exempt securities	—	10,579	51	—	10,630
Total AFS debt securities	71,319	60,163	523	—	132,005
Other debt securities carried at fair value:
U.S. Treasury and government agencies	824	—	—	—	824
Non-agency residential MBS	—	208	88	—	296
Non-U.S. and other securities	1,844	7,071	—	—	8,915
Total other debt securities carried at fair value	2,668	7,279	88	—	10,035
Loans and leases	—	4,180	147	—	4,327
Loans held-for-sale	—	1,875	188	—	2,063
Other assets (3)	6,965	1,254	1,809	—	10,028
Total assets (4)	$246,778	$1,006,850	$11,193	$(595,505)	$669,316
Liabilities
Interest-bearing deposits in U.S. offices	$—	$379	$—	$—	$379
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	478,387	—	(263,396)	214,991
Trading account liabilities:
U.S. Treasury and government agencies	13,523	3	—	—	13,526
Equity securities	50,888	4,240	—	—	55,128
Non-U.S. sovereign debt	12,034	9,465	—	—	21,499
Corporate securities and other	—	7,616	49	—	7,665
Total trading account liabilities	76,445	21,324	49	—	97,818
Derivative liabilities	16,428	355,700	9,368	(338,097)	43,399
Short-term borrowings	—	2,228	11	—	2,239
Accrued expenses and other liabilities	8,774	2,799	14	—	11,587
Long-term debt	—	39,958	664	—	40,622
Total liabilities (4)	$101,647	$900,775	$10,106	$(601,493)	$411,035
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes securities with a fair value of $27.4 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $843 million that is accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(3)Includes MSRs, which are classified as Level 3 assets, of $1.0 billion.
(4)Total recurring Level 3 assets were 0.36 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.36 percent of total consolidated liabilities.

91 Bank of America

	December 31, 2022
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$868	$—	$—	$—	$868
Federal funds sold and securities borrowed or purchased under agreements to resell (2)	—	146,999	—	—	146,999
Trading account assets:
U.S. Treasury and government agencies	58,894	212	—	—	59,106
Corporate securities, trading loans and other	—	46,897	2,384	—	49,281
Equity securities	77,868	35,065	145	—	113,078
Non-U.S. sovereign debt	7,392	26,306	518	—	34,216
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	28,563	34	—	28,597
Mortgage trading loans, ABS and other MBS	—	10,312	1,518	—	11,830
Total trading account assets (3)	144,154	147,355	4,599	—	296,108
Derivative assets	14,775	380,380	3,213	(349,726)	48,642
AFS debt securities:
U.S. Treasury and government agencies	158,102	920	—	—	159,022
Mortgage-backed securities:
Agency	—	23,442	—	—	23,442
Agency-collateralized mortgage obligations	—	2,221	—	—	2,221
Non-agency residential	—	128	258	—	386
Commercial	—	6,407	—	—	6,407
Non-U.S. securities	—	13,212	195	—	13,407
Other taxable securities	—	4,645	—	—	4,645
Tax-exempt securities	—	11,207	51	—	11,258
Total AFS debt securities	158,102	62,182	504	—	220,788
Other debt securities carried at fair value:
U.S. Treasury and government agencies	561	—	—	—	561
Non-agency residential MBS	—	248	119	—	367
Non-U.S. and other securities	3,027	5,251	—	—	8,278
Total other debt securities carried at fair value	3,588	5,499	119	—	9,206
Loans and leases	—	5,518	253	—	5,771
Loans held-for-sale	—	883	232	—	1,115
Other assets (4)	6,898	897	1,799	—	9,594
Total assets (5)	$328,385	$749,713	$10,719	$(349,726)	$739,091
Liabilities
Interest-bearing deposits in U.S. offices	$—	$311	$—	$—	$311
Federal funds purchased and securities loaned or sold under agreements to repurchase (2)	—	151,708	—	—	151,708
Trading account liabilities:
U.S. Treasury and government agencies	13,906	181	—	—	14,087
Equity securities	36,937	4,825	—	—	41,762
Non-U.S. sovereign debt	9,636	8,228	—	—	17,864
Corporate securities and other	—	6,628	58	—	6,686
Total trading account liabilities	60,479	19,862	58	—	80,399
Derivative liabilities	15,431	376,979	6,106	(353,700)	44,816
Short-term borrowings	—	818	14	—	832
Accrued expenses and other liabilities	7,458	2,262	32	—	9,752
Long-term debt	—	32,208	862	—	33,070
Total liabilities (5)	$83,368	$584,148	$7,072	$(353,700)	$320,888
(1)Amounts represent the impact of legally enforceable derivative master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Amounts have been netted by $221.7 billion to reflect the application of legally enforceable master netting agreements.
(3)Includes securities with a fair value of $16.6 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $40 million that is accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(4)Includes MSRs, which are classified as Level 3 assets, of $1.0 billion.
(5)Total recurring Level 3 assets were 0.35 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.25 percent of total consolidated liabilities.

Bank of America 92

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2023 and 2022, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance April 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Three Months Ended June 30, 2023
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$—	$—	$—	$—	$—	$—	$7	$—	$7	$—
Trading account assets:
Corporate securities, trading loans and other	2,322	34	1	98	(35)	—	(308)	46	(58)	2,100	13
Equity securities	212	(2)	—	10	(32)	—	(12)	6	(23)	159	(17)
Non-U.S. sovereign debt	541	12	20	33	—	—	(38)	—	—	568	12
Mortgage trading loans, MBS and ABS	1,300	(19)	—	30	(52)	—	(105)	155	(76)	1,233	(28)
Total trading account assets	4,375	25	21	171	(119)	—	(463)	207	(157)	4,060	(20)
Net derivative assets (liabilities) (4)	(2,779)	(1,630)	(140)	280	(331)	—	(480)	(160)	243	(4,997)	(1,690)
AFS debt securities:
Non-agency residential MBS	293	—	(2)	—	—	—	(3)	—	—	288	—
Non-U.S. and other taxable securities	187	4	4	—	—	—	(7)	—	(4)	184	2
Tax-exempt securities	51	—	—	—	—	—	—	—	—	51	—
Total AFS debt securities	531	4	2	—	—	—	(10)	—	(4)	523	2
Other debt securities carried at fair value – Non-agency residential MBS	94	1	—	—	—	—	(2)	—	(5)	88	2
Loans and leases (5)	243	(13)	—	—	(50)	—	(33)	—	—	147	(17)
Loans held-for-sale (5)	206	10	2	—	(5)	—	(25)	—	—	188	2
Other assets (6,7)	1,769	98	6	—	1	17	(82)	—	—	1,809	65
Trading account liabilities – Corporate securities and other	(64)	(4)	—	(1)	—	—	2	(2)	20	(49)	—
Short-term borrowings (5)	(9)	3	—	—	(10)	(1)	6	—	—	(11)	3
Accrued expenses and other liabilities (5)	(20)	6	—	—	—	—	—	—	—	(14)	6
Long-term debt (5)	(772)	64	(15)	—	53	—	6	—	—	(664)	69

Three Months Ended June 30, 2022
Trading account assets:
Corporate securities, trading loans and other	$2,189	$(67)	$(1)	$755	$(45)	$—	$(99)	$152	$(517)	$2,367	$(90)
Equity securities	183	(9)	—	12	(9)	—	—	18	(16)	179	(7)
Non-U.S. sovereign debt	496	(1)	(33)	5	(2)	—	—	5	—	470	—
Mortgage trading loans, MBS and ABS	1,615	(86)	—	78	(162)	—	(73)	65	(51)	1,386	(95)
Total trading account assets	4,483	(163)	(34)	850	(218)	—	(172)	240	(584)	4,402	(192)
Net derivative assets (liabilities) (4)	(2,134)	725	—	67	(166)	—	237	(36)	(375)	(1,682)	763
AFS debt securities:
Non-agency residential MBS	244	(2)	2	—	—	—	(19)	74	—	299	(2)
Non-U.S. and other taxable securities	155	3	(8)	126	—	—	(9)	—	(67)	200	—
Tax-exempt securities	52	—	—	—	—	—	—	—	—	52	—
Total AFS debt securities	451	1	(6)	126	—	—	(28)	74	(67)	551	(2)
Other debt securities carried at fair value – Non-agency residential MBS	138	(1)	—	—	—	—	(8)	—	(17)	112	(1)
Loans and leases (5)	690	(11)	—	—	(153)	—	(21)	—	(249)	256	(9)
Loans held-for-sale (5)	382	17	(7)	66	(6)	—	(115)	8	—	345	13
Other assets (6,7)	1,695	82	(8)	—	—	45	(64)	—	—	1,750	61
Trading account liabilities – Corporate securities and other	(11)	(1)	—	—	—	—	(2)	—	—	(14)	—
Accrued expenses and other liabilities (5)	(50)	(13)	—	—	—	—	—	—	—	(63)	(13)
Long-term debt (5)	(877)	(13)	46	—	14	(1)	13	—	6	(812)	(13)
(1)Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.
(2)Includes gains (losses) reported in earnings in the following income statement line items: Trading account assets/liabilities - market making and similar activities and other income; Net derivative assets (liabilities) - market making and similar activities and other income; AFS debt securities - other income; Other debt securities carried at fair value - other income; Loans and leases - market making and similar activities and other income; Loans held-for-sale - other income; Other assets - market making and similar activities and other income related to MSRs; Short-term borrowings - market making and similar activities; Accrued expenses and other liabilities - market making and similar activities and other income; Long-term debt - market making and similar activities.
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments, derivatives designated in cash flow hedges and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option.  Amounts include net unrealized losses of $124 million and $9 million related to financial instruments still held at June 30, 2023 and 2022.
(4)Net derivative assets (liabilities) include derivative assets of $4.4 billion and $3.0 billion and derivative liabilities of $9.4 billion and $4.6 billion at June 30, 2023 and 2022.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

93 Bank of America

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Six Months Ended June 30, 2023
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$—	$—	$—	$—	$—	$—	$7	$—	$7	$—
Trading account assets:
Corporate securities, trading loans and other	2,384	61	2	224	(155)	14	(452)	194	(172)	2,100	29
Equity securities	145	(6)	—	16	(44)	—	(12)	83	(23)	159	(17)
Non-U.S. sovereign debt	518	38	36	36	(6)	—	(54)	—	—	568	96
Mortgage trading loans, MBS and ABS	1,552	(28)	—	104	(202)	—	(221)	242	(214)	1,233	(39)
Total trading account assets	4,599	65	38	380	(407)	14	(739)	519	(409)	4,060	69
Net derivative assets (liabilities) (4)	(2,893)	(1,561)	(140)	529	(599)	—	(795)	161	301	(4,997)	(2,077)
AFS debt securities:
Non-agency residential MBS	258	3	32	—	—	—	(5)	—	—	288	4
Non-U.S. and other taxable securities	195	4	7	—	—	—	(15)	—	(7)	184	(1)
Tax-exempt securities	51	—	—	—	—	—	—	—	—	51	—
Total AFS debt securities	504	7	39	—	—	—	(20)	—	(7)	523	3
Other debt securities carried at fair value – Non-agency residential MBS	119	(1)	—	—	(19)	—	(4)	—	(7)	88	1
Loans and leases (5,6)	253	(11)	—	9	(50)	—	(70)	16	—	147	(17)
Loans held-for-sale (5,6)	232	22	4	—	(21)	—	(49)	—	—	188	20
Other assets (6,7)	1,799	108	7	6	1	44	(158)	2	—	1,809	48
Trading account liabilities – Corporate securities and other	(58)	(4)	—	(1)	(2)	(1)	2	(6)	21	(49)	(1)
Short-term borrowings (5)	(14)	3	—	—	(13)	(2)	15	—	—	(11)	2
Accrued expenses and other liabilities (5)	(32)	30	—	(12)	—	—	—	—	—	(14)	11
Long-term debt (5)	(862)	151	(21)	(9)	53	—	17	—	7	(664)	139

Six Months Ended June 30, 2022
Trading account assets:
Corporate securities, trading loans and other	$2,110	$(69)	$(1)	$767	$(198)	$—	$(117)	$520	$(645)	$2,367	$(53)
Equity securities	190	7	—	28	(15)	—	(4)	26	(53)	179	(11)
Non-U.S. sovereign debt	396	19	20	7	(2)	—	(15)	50	(5)	470	16
Mortgage trading loans, MBS and ABS	1,527	(178)	—	207	(317)	—	(94)	316	(75)	1,386	(124)
Total trading account assets	4,223	(221)	19	1,009	(532)	—	(230)	912	(778)	4,402	(172)
Net derivative assets (liabilities) (4)	(2,662)	1,342	—	125	(351)	—	344	(179)	(301)	(1,682)	1,238
AFS debt securities:
Non-agency residential MBS	316	2	(22)	—	(8)	—	(63)	74	—	299	2
Non-U.S. and other taxable securities	71	3	(9)	126	—	—	(9)	87	(69)	200	3
Tax-exempt securities	52	—	—	—	—	—	—	—	—	52	(1)
Total AFS debt securities	439	5	(31)	126	(8)	—	(72)	161	(69)	551	4
Other debt securities carried at fair value – Non-agency residential MBS	242	(40)	—	—	—	—	(73)	—	(17)	112	(5)
Loans and leases (5,6)	748	(41)	—	—	(154)	—	(48)	—	(249)	256	(34)
Loans held-for-sale (5,6)	317	24	5	170	(6)	—	(173)	8	—	345	18
Other assets (6,7)	1,572	226	(5)	—	1	85	(133)	4	—	1,750	193
Trading account liabilities – Corporate securities and other	(11)	(1)	—	—	—	—	(2)	—	—	(14)	—
Accrued expenses and other liabilities (5)	—	(63)	—	—	—	—	—	—	—	(63)	(64)
Long-term debt (5)	(1,075)	(122)	79	—	14	(1)	17	(6)	282	(812)	(125)
(1)Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.
(2)Includes gains (losses) reported in earnings in the following income statement line items: Trading account assets/liabilities - market making and similar activities and other income; Net derivative assets (liabilities) - market making and similar activities and other income; AFS debt securities - other income; Other debt securities carried at fair value - other income; Loans and leases - market making and similar activities and other income; Loans held-for-sale - other income; Other assets - market making and similar activities and other income related to MSRs; Short-term borrowings - market making and similar activities; Accrued expenses and other liabilities - market making and similar activities and other income; Long-term debt - market making and similar activities.
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments, derivatives designated in cash flow hedges and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized gains (losses) of $(74) million and $71 million related to financial instruments still held at June 30, 2023 and 2022.
(4)Net derivative assets (liabilities) include derivative assets of $4.4 billion and $3.0 billion and derivative liabilities of $9.4 billion and $4.6 billion at June 30, 2023 and 2022.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

Bank of America 94

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at June 30, 2023 and December 31, 2022.

Quantitative Information about Level 3 Fair Value Measurements at June 30, 2023

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$599	Discounted cash flow, Market comparables	Yield	0% to 20%	9%
Trading account assets – Mortgage trading loans, MBS and ABS	133		Prepayment speed	0% to 38% CPR	12% CPR
Loans and leases	90		Default rate	0% to 3% CDR	1% CDR
AFS debt securities – Non-agency residential	288		Price	$0 to $114	$20
Other debt securities carried at fair value – Non-agency residential	88		Loss severity	0% to 100%	26%
Instruments backed by commercial real estate assets	$406	Discounted cash flow	Yield	0% to 25%	12%
Trading account assets – Corporate securities, trading loans and other	315		Price	$0 to $100	$77
Trading account assets – Mortgage trading loans, MBS and ABS	91
Commercial loans, debt securities and other	$3,842	Discounted cash flow, Market comparables	Yield	5% to 41%	21%
Trading account assets – Corporate securities, trading loans and other	1,785		Prepayment speed	10% to 20%	15%
Trading account assets – Non-U.S. sovereign debt	568		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, MBS and ABS	1,009		Loss severity	35% to 40%	38%
AFS debt securities – Tax-exempt securities	51		Price	$0 to $157	$72
AFS debt securities – Non-U.S. and other taxable securities	184
Loans and leases	57
Loans held-for-sale	188
Other assets, primarily auction rate securities	$805	Discounted cash flow, Market comparables	Price	$10 to $97	$94
			Discount rate	11%	n/a

MSRs	$1,004	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 14 years	6 years
			Weighted-average life, variable rate (5)	0 to 10 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(664)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Yield	40% to 41%	41%
			Equity correlation	2% to 95%	79%
			Price	$0 to $100	$88
			Natural gas forward price	$2/MMBtu to $8/MMBtu	$4 /MMBtu
Net derivative assets (liabilities)
Credit derivatives	$1	Discounted cash flow, Stochastic recovery correlation model	Credit spreads	3 to 84 bps	67 bps
			Prepayment speed	15% CPR	n/a
			Default rate	2% CDR	n/a
			Credit correlation	19% to 60%	53%
			Price	$0 to $100	$87
Equity derivatives	$(1,419)	Industry standard derivative pricing (3)	Equity correlation	0% to 100%	68%
			Long-dated equity volatilities	2% to 122%	38%
Commodity derivatives	$(553)	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$2/MMBtu to $8/MMBtu	$4 /MMBtu
			Power forward price	$18 to $91	$39

Interest rate derivatives	$(3,026)	Industry standard derivative pricing (4)	Correlation (IR/IR)	(35)% to 89%	66%
			Correlation (FX/IR)	11% to 58%	42%
			Long-dated inflation rates	(1)% to 11%	0%
			Long-dated inflation volatilities	0% to 5%	2%
			Interest rate volatilities	0% to 2%	1%
Total net derivative assets (liabilities)	$(4,997)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type, which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 91: Trading account assets – Corporate securities, trading loans and other of $2.1 billion, Trading account assets – Non-U.S. sovereign debt of $568 million, Trading account assets – Mortgage trading loans, MBS and ABS of $1.2 billion, AFS debt securities of $523 million, Other debt securities carried at fair value - Non-agency residential of $88 million, Other assets, including MSRs, of $1.8 billion, Loans and leases of $147 million and LHFS of $188 million.
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

95 Bank of America

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
(2)The categories are aggregated based upon product type, which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 92: Trading account assets – Corporate securities, trading loans and other of $2.4 billion, Trading account assets – Non-U.S. sovereign debt of $518 million, Trading account assets – Mortgage trading loans, MBS and ABS of $1.6 billion, AFS debt securities of $504 million, Other debt securities carried at fair value - Non-agency residential of $119 million, Other assets, including MSRs, of $1.8 billion, Loans and leases of $253 million and LHFS of $232 million.
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

Bank of America 96

Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three and six months ended June 30, 2023 and 2022.

Assets Measured at Fair Value on a Nonrecurring Basis

	June 30, 2023		Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$109	$3,671	$(18)	$(67)
Loans and leases (1)	—	95	(13)	(23)
Foreclosed properties (2, 3)	—	6	(4)	(4)
Other assets	4	30	(1)	(7)

	June 30, 2022		Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Assets
Loans held-for-sale	$749	$403	$(31)	$(32)
Loans and leases (1)	—	124	(21)	(33)
Foreclosed properties (2, 3)	—	3	(2)	(1)
Other assets	85	48	(23)	(41)
(1)Includes $3 million and $5 million of losses on loans that were written down to a collateral value of zero during the three and six months ended June 30, 2023 compared to losses of $8 million and $12 million for the same periods in 2022.
(2)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
(3)Excludes $46 million and $71 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at June 30, 2023 and 2022.
The table below presents information about significant unobservable inputs utilized in the Corporation's nonrecurring Level 3 fair value measurements during the six months ended June 30, 2023 and the year ended December 31, 2022.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	Six Months Ended June 30, 2023
Loans held-for-sale	$3,671	Pricing model	Implied yield	9% to 26%	n/a
Loans and leases (2)	95	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
	Year Ended December 31, 2022
Loans held-for-sale	$3,079	Pricing model	Implied yield	9% to 24%	n/a
Loans and leases (2)	166	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
Other assets (3)	165	Discounted cash flow	Discount rate	7%	n/a
(1)The weighted average is calculated based upon the fair value of the loans.
(2)Represents residential mortgages where the loan has been written down to the fair value of the underlying collateral.
(3)Represents the fair value of certain impaired renewable energy investments.
n/a = not applicable
NOTE 15 Fair Value Option
The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K. The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at June 30, 2023 and December 31, 2022, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and six months ended June 30, 2023 and 2022.

97 Bank of America

Fair Value Option Elections

	June 30, 2023			December 31, 2022
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$152,081	$152,147	$(66)	$146,999	$147,158	$(159)
Loans reported as trading account assets (1)	8,664	16,280	(7,616)	10,143	17,682	(7,539)
Trading inventory – other	24,172	n/a	n/a	20,770	n/a	n/a
Consumer and commercial loans	4,327	4,412	(85)	5,771	5,897	(126)
Loans held-for-sale (1)	2,063	2,865	(802)	1,115	1,873	(758)
Other assets	672	n/a	n/a	620	n/a	n/a
Long-term deposits	379	453	(74)	311	381	(70)
Federal funds purchased and securities loaned or sold under agreements to repurchase	214,991	215,144	(153)	151,708	151,885	(177)
Short-term borrowings	2,239	2,261	(22)	832	833	(1)
Unfunded loan commitments	75	n/a	n/a	110	n/a	n/a
Accrued expenses and other liabilities	1,425	1,454	(29)	1,217	1,161	56
Long-term debt	40,622	44,483	(3,861)	33,070	36,830	(3,760)
(1)A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

Gains (Losses) Related to Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended June 30
	2023			2022
(Dollars in millions)	Market making and similar activities	Other Income	Total	Market making and similar activities	Other Income	Total
Loans reported as trading account assets	$93	$—	$93	$(153)	$—	$(153)
Trading inventory – other (1)	1,237	—	1,237	(2,588)	—	(2,588)
Consumer and commercial loans	(16)	11	(5)	(48)	(65)	(113)
Loans held-for-sale (2)	—	(4)	(4)	—	(90)	(90)
Short-term borrowings	6	—	6	3	—	3
Unfunded loan commitments	—	44	44	—	(81)	(81)
Long-term debt (3)	416	(7)	409	2,363	(9)	2,354
Other (4)	55	(2)	53	(1)	7	6
Total	$1,791	$42	$1,833	$(424)	$(238)	$(662)

	Six Months Ended June 30
	2023			2022
Loans reported as trading account assets	$150	$—	$150	$(149)	$—	$(149)
Trading inventory – other (1)	2,965	—	2,965	(2,128)	—	(2,128)
Consumer and commercial loans	(139)	41	(98)	(70)	(78)	(148)
Loans held-for-sale (2)	—	16	16	—	(222)	(222)
Short-term borrowings	11	—	11	562	—	562
Unfunded loan commitments	—	20	20	—	(88)	(88)
Long-term debt (3)	(502)	(23)	(525)	3,487	(20)	3,467
Other (4)	84	(11)	73	(6)	24	18
Total	$2,569	$43	$2,612	$1,696	$(384)	$1,312
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
(4)    Includes gains (losses) on federal funds sold and securities borrowed or purchased under agreements to resell, other assets, long-term deposits, federal funds purchased and securities loaned or sold under agreements to repurchase, and accrued expenses and other liabilities.

Gains (Losses) Related to Borrower-specific Credit Risk for Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022
Loans reported as trading account assets	$(4)	$(280)	$36	$(311)
Consumer and commercial loans	12	(71)	36	(91)
Loans held-for-sale	(2)	—	—	(11)
Unfunded loan commitments	44	(81)	20	(88)

Bank of America 98

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
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at June 30, 2023 and December 31, 2022 are presented in the following table.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	June 30, 2023
Financial assets
Loans	$1,019,899	$48,670	$944,500	$993,170
Loans held-for-sale	6,788	2,829	3,960	6,789
Financial liabilities
Deposits (1)	1,877,209	1,877,437	—	1,877,437
Long-term debt	286,073	284,255	976	285,231
Commercial unfunded lending commitments (2)	1,463	60	4,475	4,535

	December 31, 2022
Financial assets
Loans	$1,014,593	$50,194	$935,282	$985,476
Loans held-for-sale	6,871	3,417	3,455	6,872
Financial liabilities
Deposits (1)	1,930,341	1,930,165	—	1,930,165
Long-term debt	275,982	271,993	1,136	273,129
Commercial unfunded lending commitments (2)	1,650	77	6,596	6,673
(1)    Includes demand deposits of $899.9 billion and $918.9 billion with no stated maturities at June 30, 2023 and December 31, 2022.
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
NOTE 17 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, Global Wealth & Investment Management, Global Banking and Global Markets, with the remaining operations recorded in All Other. For more information, see Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s
2022 Annual Report on Form 10-K. The following tables present net income and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for the three and six months ended June 30, 2023 and 2022, and total assets at June 30, 2023 and 2022 for each business segment, as well as All Other.

99 Bank of America

Results of Business Segments and All Other

At and for the three months ended June 30	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2023	2022	2023	2022	2023	2022
Net interest income	$14,293	$12,547	$8,437	$7,087	$1,805	$1,802
Noninterest income	11,039	10,244	2,087	2,049	3,437	3,631
Total revenue, net of interest expense	25,332	22,791	10,524	9,136	5,242	5,433
Provision for credit losses	1,125	523	1,267	350	13	33
Noninterest expense	16,038	15,273	5,453	4,959	3,925	3,875
Income before income taxes	8,169	6,995	3,804	3,827	1,304	1,525
Income tax expense	761	748	951	938	326	374
Net income	$7,408	$6,247	$2,853	$2,889	$978	$1,151
Period-end total assets	$3,123,198	$3,111,606	$1,084,512	$1,154,366	$338,184	$393,948

	Global Banking		Global Markets		All Other
	2023	2022	2023	2022	2023	2022
Net interest income	$3,690	$2,634	$297	$981	$64	$43
Noninterest income	2,772	2,372	4,574	3,521	(1,831)	(1,329)
Total revenue, net of interest expense	6,462	5,006	4,871	4,502	(1,767)	(1,286)
Provision for credit losses	9	157	(4)	8	(160)	(25)
Noninterest expense	2,819	2,799	3,349	3,109	492	531
Income before income taxes	3,634	2,050	1,526	1,385	(2,099)	(1,792)
Income tax expense	981	543	420	367	(1,917)	(1,474)
Net income	$2,653	$1,507	$1,106	$1,018	$(182)	$(318)
Period-end total assets	$586,397	$591,490	$851,771	$835,129	$262,334	$136,673
(1)There were no material intersegment revenues.

Results of Business Segments and All Other

At and for the six months ended June 30	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2023	2022	2023	2022	2023	2022
Net interest income	$28,875	$24,225	$17,030	$13,767	$3,681	$3,470
Noninterest income	22,849	21,900	4,200	4,182	6,876	7,439
Total revenue, net of interest expense	51,724	46,125	21,230	17,949	10,557	10,909
Provision for credit losses	2,056	553	2,356	298	38	(8)
Noninterest expense	32,276	30,592	10,926	9,880	7,992	7,890
Income before income taxes	17,392	14,980	7,948	7,771	2,527	3,027
Income tax expense	1,823	1,666	1,987	1,904	632	742
Net income	$15,569	$13,314	$5,961	$5,867	$1,895	$2,285
Period-end total assets	$3,123,198	$3,111,606	$1,084,512	$1,154,366	$338,184	$393,948

	Global Banking		Global Markets		All Other
	2023	2022	2023	2022	2023	2022
Net interest income	$7,597	$4,978	$406	$1,974	$161	$36
Noninterest income	5,068	5,222	10,091	7,820	(3,386)	(2,763)
Total revenue, net of interest expense	12,665	10,200	10,497	9,794	(3,225)	(2,727)
Provision for credit losses	(228)	322	(57)	13	(53)	(72)
Noninterest expense	5,759	5,482	6,700	6,226	899	1,114
Income before income taxes	7,134	4,396	3,854	3,555	(4,071)	(3,769)
Income tax expense	1,926	1,165	1,060	942	(3,782)	(3,087)
Net income	$5,208	$3,231	$2,794	$2,613	$(289)	$(682)
Period-end total assets	$586,397	$591,490	$851,771	$835,129	$262,334	$136,673
(1) There were no material intersegment revenues.

Bank of America 100

The table below presents noninterest income and the associated components for the three and six months ended June 30, 2023 and 2022 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Three Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022	2023	2022
Fees and commissions:
Card income
Interchange fees	$1,023	$1,072	$808	$853	$(3)	$4
Other card income	523	483	533	467	15	13
Total card income	1,546	1,555	1,341	1,320	12	17
Service charges
Deposit-related fees	1,045	1,417	525	679	10	19
Lending-related fees	319	300	—	—	8	—
Total service charges	1,364	1,717	525	679	18	19
Investment and brokerage services
Asset management fees	2,969	3,102	49	50	2,921	3,056
Brokerage fees	870	989	27	26	330	430
Total investment and brokerage services	3,839	4,091	76	76	3,251	3,486
Investment banking fees
Underwriting income	657	435	—	—	40	41
Syndication fees	180	301	—	—	—	—
Financial advisory services	375	392	—	—	—	—
Total investment banking fees	1,212	1,128	—	—	40	41
Total fees and commissions	7,961	8,491	1,942	2,075	3,321	3,563
Market making and similar activities	3,697	2,717	5	2	32	23
Other income (loss)	(619)	(964)	140	(28)	84	45
Total noninterest income	$11,039	$10,244	$2,087	$2,049	$3,437	$3,631

	Global Banking		Global Markets		All Other (1)
	Three Months Ended June 30
	2023	2022	2023	2022	2023	2022
Fees and commissions:
Card income
Interchange fees	$199	$194	$19	$17	$—	$4
Other card income	1	2	—	—	(26)	1
Total card income	200	196	19	17	(26)	5
Service charges
Deposit-related fees	489	688	20	28	1	3
Lending-related fees	246	245	65	55	—	—
Total service charges	735	933	85	83	1	3
Investment and brokerage services
Asset management fees	—	—	—	—	(1)	(4)
Brokerage fees	14	13	499	518	—	2
Total investment and brokerage services	14	13	499	518	(1)	(2)
Investment banking fees
Underwriting income	283	179	384	282	(50)	(67)
Syndication fees	102	152	78	149	—	—
Financial advisory services	333	361	41	30	1	1
Total investment banking fees	718	692	503	461	(49)	(66)
Total fees and commissions	1,667	1,834	1,106	1,079	(75)	(60)
Market making and similar activities	69	80	3,409	2,657	182	(45)
Other income (loss)	1,036	458	59	(215)	(1,938)	(1,224)
Total noninterest income	$2,772	$2,372	$4,574	$3,521	$(1,831)	$(1,329)
(1)All Other includes eliminations of intercompany transactions.

101 Bank of America

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Six Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022	2023	2022
Fees and commissions:
Card income
Interchange fees	$1,979	$2,007	$1,561	$1,596	$(3)	$11
Other card income	1,036	951	1,054	909	27	24
Total card income	3,015	2,958	2,615	2,505	24	35
Service charges
Deposit-related fees	2,142	2,947	1,124	1,523	21	38
Lending-related fees	632	603	—	—	16	—
Total service charges	2,774	3,550	1,124	1,523	37	38
Investment and brokerage services
Asset management fees	5,887	6,388	96	102	5,794	6,290
Brokerage fees	1,804	1,995	54	57	695	850
Total investment and brokerage services	7,691	8,383	150	159	6,489	7,140
Investment banking fees
Underwriting income	1,226	1,107	—	—	79	107
Syndication fees	411	613	—	—	—	—
Financial advisory services	738	865	—	—	—	—
Total investment banking fees	2,375	2,585	—	—	79	107
Total fees and commissions	15,855	17,476	3,889	4,187	6,629	7,320
Market making and similar activities	8,409	5,955	10	2	66	36
Other income (loss)	(1,415)	(1,531)	301	(7)	181	83
Total noninterest income	$22,849	$21,900	$4,200	$4,182	$6,876	$7,439

	Global Banking		Global Markets		All Other (1)
	Six Months Ended June 30
	2023	2022	2023	2022	2023	2022
Fees and commissions:
Card income
Interchange fees	$386	$369	$35	$31	$—	$—
Other card income	4	3	—	—	(49)	15
Total card income	390	372	35	31	(49)	15
Service charges
Deposit-related fees	956	1,325	40	56	1	5
Lending-related fees	493	494	123	109	—	—
Total service charges	1,449	1,819	163	165	1	5
Investment and brokerage services
Asset management fees	—	—	—	—	(3)	(4)
Brokerage fees	23	25	1,032	1,063	—	—
Total investment and brokerage services	23	25	1,032	1,063	(3)	(4)
Investment banking fees
Underwriting income	512	454	698	684	(63)	(138)
Syndication fees	228	318	183	295	—	—
Financial advisory services	646	800	91	64	1	1
Total investment banking fees	1,386	1,572	972	1,043	(62)	(137)
Total fees and commissions	3,248	3,788	2,202	2,302	(113)	(121)
Market making and similar activities	114	129	7,807	5,847	412	(59)
Other income (loss)	1,706	1,305	82	(329)	(3,685)	(2,583)
Total noninterest income	$5,068	$5,222	$10,091	$7,820	$(3,386)	$(2,763)
(1)All Other includes eliminations of intercompany transactions.

Bank of America 102

Business Segment Reconciliations

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2023	2022	2023	2022
Segments’ total revenue, net of interest expense	$27,099	$24,077	$54,949	$48,852
Adjustments (1):
Asset and liability management activities	(207)	(65)	(432)	(132)
Liquidating businesses, eliminations and other	(1,560)	(1,221)	(2,793)	(2,595)
FTE basis adjustment	(135)	(103)	(269)	(209)
Consolidated revenue, net of interest expense	$25,197	$22,688	$51,455	$45,916
Segments’ total net income	7,590	6,565	15,858	13,996
Adjustments, net-of-tax (1):
Asset and liability management activities	(151)	(24)	(325)	(82)
Liquidating businesses, eliminations and other	(31)	(294)	36	(600)
Consolidated net income	$7,408	$6,247	$15,569	$13,314

			June 30
			2023	2022
Segments’ total assets			$2,860,864	$2,974,933
Adjustments (1):
Asset and liability management activities, including securities portfolio			1,162,755	1,179,629
Elimination of segment asset allocations to match liabilities			(963,574)	(1,106,832)
Other			63,153	63,876
Consolidated total assets			$3,123,198	$3,111,606
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

105 Bank of America

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

Bank of America 106

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents share repurchase activity for the three months ended June 30, 2023. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Buyback Authority Amounts (3)
April 1 - 30, 2023	3,346	$29.95	3,339	$14,101
May 1 - 31, 2023	9,239	27.92	9,130	14,101
June 1 - 30, 2023	6,783	28.88	6,753	14,101
Three months ended June 30, 2023	19,368	28.61	19,222
(1)Includes 146 thousand shares of the Corporation’s common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)In October 2021, the Corporation’s Board of Directors (Board) authorized the repurchase of up to $25 billion of common stock over time (October 2021 Authorization). Additionally, the Board authorized repurchases to offset shares awarded under equity-based compensation plans. During the three months ended June 30, 2023, pursuant to the Board’s authorizations, the Corporation repurchased 19 million shares, or $550 million, of its common stock, predominantly offsetting shares awarded under equity-based compensation plans. For more information, see Capital Management - CCAR and Capital Planning in the MD&A on page 22 and Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.
(3)Remaining Buyback Authority Amounts represents the remaining buyback authority of the October 2021 Authorization. Excludes repurchases to offset shares awarded under equity-based compensation plans.
The Corporation did not have any unregistered sales of equity securities during the three months ended June 30, 2023.
Item 5. Other Information
Trading Arrangements
During the fiscal quarter ended June 30, 2023, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Corporation’s securities.
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Pursuant to Section 13(r) of the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, the Corporation is not aware of any other activity, transaction or dealing by any of its affiliates during the quarter ended June 30, 2023 that requires disclosure under Section 13(r) of the Exchange Act.
During the second quarter of 2023, Bank of America, National Association (BANA), a U.S. subsidiary of Bank of America Corporation, received two authorized wire deposits pursuant to a general license issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control regarding the provision of legal services for or on behalf of persons designated pursuant to Executive Order 13224. One of the wire deposits totaling $200,000 was processed by BANA on behalf of a U.S. client into its account at BANA, and the other wire deposit totaling GBP 1,600,000 was received by BANA on behalf of the same U.S. client, but has since been cancelled by the originating party and is in the process of being returned, including any interest due.
There was no measurable gross revenue or net profit to the Corporation relating to these wire deposits. The Corporation may in the future engage in similar activities for its clients to the extent permitted by U.S law.

107 Bank of America

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended and in effect on the date hereof		10-Q	3.1	4/29/22	1-6523

3.2	Amended and Restated Bylaws of the Corporation as in effect on the date hereof		10-K	3.2	2/22/23	1-6523

10.1	Bank of America Corporation Equity Plan (formerly known as the Key Employee Equity Plan), as amended and restated effective April 25, 2023	1	8-K	10.1	4/28/23	1-6523

22	Subsidiary Issuers of Guaranteed Securities		10-K	22	2/22/23	1-6523

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	2

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	2

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	3

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	3

101.INS	Inline XBRL Instance Document	4

101.SCH	Inline XBRL Taxonomy Extension Schema Document	2

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	2

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	2

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	2

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	2

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)Exhibit is a management contract or compensatory plan or arrangement.
(2)Filed herewith.
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

Bank of America Corporation Registrant

Date:	July 31, 2023	/s/ Rudolf A. Bless
Rudolf A. Bless Chief Accounting Officer

Bank of America 108