Form 10-Q
period 2023-09-30
BANK OF AMERICA CORP /DE/
filed 2023-10-31
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
Yes ☐ No ☑
On October 30, 2023, there were 7,913,732,014 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation and Subsidiaries
September 30, 2023
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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of the Corporation’s 2022 Annual Report on Form 10-K and in any of the Corporation’s subsequent Securities and Exchange Commission filings: the Corporation’s potential judgments, orders, settlements, penalties, fines and reputational damage resulting from pending or future litigation and regulatory investigations, proceedings and enforcement actions, including as a result of our participation in and execution of government programs related to the Coronavirus Disease 2019 (COVID-19) pandemic, such as the processing of unemployment benefits for California and certain other states; the possibility that the Corporation's future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, and regulatory and government actions; the possibility that the Corporation could face increased claims from one or more parties involved in mortgage securitizations; the Corporation's ability to resolve representations and warranties repurchase and related claims; the risks related to the discontinuation of reference rates, including increased expenses and litigation and the effectiveness of hedging strategies; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates, inflation, currency exchange rates, economic conditions, trade policies and tensions, including tariffs, and potential geopolitical instability; the impact of the interest rate, inflationary, macroeconomic, banking and regulatory environment on the Corporation’s assets, business, financial condition and results of operations; the impact of adverse developments affecting the U.S. or global banking industry, including bank failures and liquidity concerns, resulting in worsening economic and market volatility, and regulatory responses thereto; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business; potential losses related to the Corporation’s concentration of credit risk; the Corporation’s ability to achieve its expense targets and expectations regarding revenue, net interest income, provision for credit losses, net charge-offs, effective tax rate, loan growth or other projections; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements, stress capital buffer requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of changes in or interpretations of income tax laws and regulations; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including, but not limited to, recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards, derivatives regulations and potential changes to loss allocations between financial institutions and customers, including for losses incurred from the use of our products and services, including Zelle, that were authorized by the customer but induced by fraud; the impact of failures or disruptions in or breaches of the Corporation’s operational or security systems, data or infrastructure, or those of third parties, including as a result of cyberattacks or campaigns; the risks related to the transition and physical impacts of climate change; our ability to achieve environmental, social and governance goals and commitments or the impact of any changes in the Corporation’s sustainability strategy or commitments generally; the impact of any future federal government shutdown and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary or regulatory policy; the emergence or continuation of widespread health emergencies or pandemics; the impact of natural disasters, extreme weather events, military conflicts (including the Russia/Ukraine conflict, the conflict in Israel and surrounding areas, the possible expansion of such conflicts and potential

Bank of America 2

geopolitical consequences), terrorism or other geopolitical events; and other matters.
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
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “Bank of America,” “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At September 30, 2023, the Corporation had $3.2 trillion in assets and a headcount of approximately 213,000 employees.
As of September 30, 2023, we served clients through operations across the U.S., its territories and more than 35 countries. Our retail banking footprint covers all major markets in the U.S., and we serve approximately 69 million consumer and small business clients with approximately 3,900 retail financial centers, approximately 15,000 ATMs, and leading digital banking platforms (www.bankofamerica.com) with approximately 46 million active users, including approximately 37 million active mobile users. We offer industry-leading support to approximately four million small business households. Our GWIM businesses, with client balances of $3.6 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
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
Recent Developments
Capital Management
The Board of Governors of the Federal Reserve System (Federal Reserve) requires BHCs to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing the Comprehensive Capital Analysis and Review (CCAR) capital plan. On July 27, 2023, the Federal Reserve released final 2023 CCAR supervisory stress test results for Bank of America. Based on the results, our stress capital buffer (SCB) declined to 2.5 percent from 3.4 percent, resulting in a Common equity tier 1 (CET1) minimum requirement of 9.5 percent effective October 1, 2023.
On July 27, 2023, U.S. banking regulators issued proposed rules that would update future U.S. regulatory capital requirements, including the calculation of risk-weighted assets (RWA) and the global systemically important bank (G-SIB) surcharge. In addition, on August 29, 2023, U.S. banking regulators issued proposed rules that would update future total loss-absorbing capacity (TLAC) and eligible long-term debt requirements. For more information, see Capital Management – Regulatory Developments on page 26.
On October 18, 2023, the Corporation’s Board of Directors (the Board) declared a quarterly common stock dividend of $0.24 per share, payable on December 29, 2023 to shareholders of record as of December 1, 2023.
For more information on our capital resources, see Capital Management on page 22.
FDIC Special Assessment
As previously disclosed, in May 2023, the Federal Deposit Insurance Corporation (FDIC) issued a proposed rule that would impose a special assessment to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors of Silicon Valley Bank and Signature Bank associated with their closures, and the systemic risk determination announced by the FDIC in March 2023. While the timing and amount of any expense recognition are unknown until the proposed rule is finalized, if the final rule is issued as proposed, the estimated impact of the special assessment on the Corporation would be a noninterest expense of approximately $1.9 billion that would be recognized upon finalization of the rule, which could occur in the fourth quarter of 2023. For more information, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.

3 Bank of America

Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2023	2022	2023	2022
Income statement
Net interest income	$14,379	$13,765	$42,985	$37,781
Noninterest income	10,788	10,737	33,637	32,637
Total revenue, net of interest expense	25,167	24,502	76,622	70,418
Provision for credit losses	1,234	898	3,290	1,451
Noninterest expense	15,838	15,303	48,114	45,895
Income before income taxes	8,095	8,301	25,218	23,072
Income tax expense	293	1,219	1,847	2,676
Net income	7,802	7,082	23,371	20,396
Preferred stock dividends	532	503	1,343	1,285
Net income applicable to common shareholders	$7,270	$6,579	$22,028	$19,111
Per common share information
Earnings	$0.91	$0.81	$2.74	$2.35
Diluted earnings	0.90	0.81	2.72	2.34
Dividends paid	0.24	0.22	0.68	0.64
Performance ratios
Return on average assets (1)	0.99%	0.90%	1.00%	0.86%
Return on average common shareholders’ equity (1)	11.24	10.79	11.63	10.58
Return on average tangible common shareholders’ equity (2)	15.47	15.21	16.09	14.93
Efficiency ratio (1)	62.93	62.45	62.79	65.17
			September 30 2023	December 31 2022

Balance sheet
Total loans and leases			$1,049,149	$1,045,747
Total assets			3,153,090	3,051,375
Total deposits			1,884,601	1,930,341
Total liabilities			2,866,026	2,778,178
Total common shareholders’ equity			258,667	244,800
Total shareholders’ equity			287,064	273,197
(1)For definitions, see Key Metrics on page 106.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most closely related financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 49.
Net income was $7.8 billion and $23.4 billion, or $0.90 and $2.72 per diluted share, for the three and nine months ended September 30, 2023 compared to $7.1 billion and $20.4 billion, or $0.81 and $2.34 per diluted share, for the same periods in 2022. The increase in net income was primarily due to higher net interest income and noninterest income, partially offset by higher noninterest expense and provision for credit losses.
Total assets increased $101.7 billion from December 31, 2022 to $3.2 trillion primarily driven by higher cash and cash equivalents to support balance sheet and liquidity positioning, as well as higher securities financing activity.
Total liabilities increased $87.8 billion from December 31, 2022 to $2.9 trillion primarily driven by higher securities financing activity and higher long-term debt and short-term borrowings to support balance sheet and liquidity positioning, partially offset by lower deposits primarily due to an increase in customer spending and debt payments, customers’ movement of balances to higher yielding investment alternatives and seasonal outflows.
Shareholders’ equity increased $13.9 billion from December 31, 2022 primarily due to an increase in net income, partially offset by returns of capital to shareholders through common and preferred stock dividends and common stock repurchases.
Net Interest Income
Net interest income increased $614 million to $14.4 billion, and $5.2 billion to $43.0 billion for the three and nine months ended September 30, 2023 compared to the same periods in 2022. Net interest yield on a fully taxable-equivalent (FTE) basis increased 5 basis points (bps) to 2.11 percent and 25 bps to 2.12 percent for the three and nine months ended September 30, 2023. The increases were primarily driven by benefits from higher interest rates and loan growth, partially offset by higher funding costs, lower deposits and net interest income related to Global Markets activity. For more information on net interest yield and FTE basis, see Supplemental Financial Data on page 7, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 46.

Bank of America 4

Noninterest Income

Table 2	Noninterest Income

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2023	2022	2023	2022
Fees and commissions:
Card income		$1,520	$1,573	$4,535	$4,531
Service charges		1,464	1,466	4,238	5,016
Investment and brokerage services		3,963	3,795	11,654	12,178
Investment banking fees		1,188	1,167	3,563	3,752
Total fees and commissions		8,135	8,001	23,990	25,477
Market making and similar activities		3,325	3,068	11,734	9,023
Other income		(672)	(332)	(2,087)	(1,863)
Total noninterest income		$10,788	$10,737	$33,637	$32,637
Noninterest income increased $51 million to $10.8 billion and $1.0 billion to $33.6 billion for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The following highlights the significant changes.
●    Service charges decreased $778 million for the nine-month period primarily driven by the impact of non-sufficient funds and overdraft policy changes, as well as lower treasury service charges.
●    Investment and brokerage services increased $168 million for the three-month period primarily driven by higher asset management fees due to higher average market levels and the impact of positive assets under management (AUM) flows, partially offset by lower brokerage fees. The nine-month period decreased $524 million primarily driven by lower asset management fees and brokerage fees due to lower average equity and fixed income market levels and transactional volumes, partially offset by the impact of positive AUM flows.
●    Investment banking fees decreased $189 million for the nine-month period primarily due to lower debt issuance and advisory fees, partially offset by higher equity issuance fees.
●    Market making and similar activities increased $257 million and $2.7 billion primarily driven by improved trading in credit and mortgage products in Fixed Income, Currencies and Commodities (FICC) and by the impact of higher interest rates on client financing activities in Equities.
●    Other income decreased $340 million and $224 million primarily due to higher partnership losses on ESG investments and losses on sales of available-for-sale (AFS) debt securities in the nine-month period, partially offset by certain negative valuation adjustments in the prior-year periods.
Provision for Credit Losses
The provision for credit losses increased $336 million to $1.2 billion and $1.8 billion to $3.3 billion for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The provision for credit losses for the current-year periods was driven by our consumer portfolio primarily due to credit card loan growth and asset quality, partially offset by certain improved macroeconomic conditions that primarily benefited our commercial portfolio. In addition, provision for credit losses for the three months ended September 30, 2023 benefited from commercial net paydowns. For the three-month period in the prior year, the provision for credit losses was primarily driven by loan growth and a dampened macroeconomic outlook, and the nine-month period in the prior year was driven by the same factors as well as a reserve build related to Russian exposure, partially offset by asset quality improvement and reduced COVID-19 pandemic uncertainties. For more information on the provision for credit losses, see Allowance for Credit Losses on page 42.

5 Bank of America

Noninterest Expense

Table 3	Noninterest Expense

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2023	2022	2023	2022
Compensation and benefits		$9,551	$8,887	$28,870	$27,286
Occupancy and equipment		1,795	1,777	5,370	5,285
Information processing and communications		1,676	1,546	5,017	4,621
Product delivery and transaction related		880	892	2,726	2,749
Marketing		501	505	1,472	1,365
Professional fees		545	525	1,609	1,493
Other general operating		890	1,171	3,050	3,096
Total noninterest expense		$15,838	$15,303	$48,114	$45,895
Noninterest expense increased $535 million to $15.8 billion for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to higher investments in people and technology, higher FDIC expense and costs related to a liquidating business activity, partially offset by lower litigation expense. For the nine months ended September 30,
2023, noninterest expense increased $2.2 billion to $48.1 billion compared to the same period in 2022 primarily due to higher investments in people and technology and higher FDIC expense, partially offset by lower litigation expense and revenue-related compensation.
Income Tax Expense

Table 4	Income Tax Expense

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2023	2022	2023	2022
Income before income taxes		$8,095	$8,301	$25,218	$23,072
Income tax expense		293	1,219	1,847	2,676
Effective tax rate		3.6%	14.7%	7.3%	11.6%
The effective tax rates for the three and nine months ended September 30, 2023 and 2022 were primarily driven by our recurring tax preference benefits that mainly consist of tax credits from ESG investments in affordable housing and renewable energy. The three and nine months ended September 30, 2023 also included discrete benefits of $212 million and $422 million primarily related to certain U.S. state law changes in the three-month period, as well as other discrete benefits primarily related to resolution of U.S. federal and state tax matters in the nine-month period. Absent the ESG tax credits and discrete tax benefits, the effective tax rates would have been 25 percent for both the three months ended September 30, 2023 and 2022, and 26 percent and 25 percent for the nine months ended September 30, 2023 and 2022.

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
For more information on the reconciliation of these non-GAAP financial measures to the corresponding GAAP financial measures, see Non-GAAP Reconciliations on page 49.
Key Performance Indicators
We present certain key financial and nonfinancial performance indicators (key performance indicators) that management uses when assessing our consolidated and/or segment results. We believe they are useful to investors because they provide additional information about our underlying operational performance and trends. These key performance indicators (KPIs) may not be defined or calculated in the same way as similar KPIs used by other companies. For information on how these metrics are defined, see Key Metrics on page 106.
Our consolidated key performance indicators, which include various equity and credit metrics, are presented in Table 1 on page 4 and Table 5 on page 8.
For information on key segment performance metrics, see Business Segment Operations on page 11.

7 Bank of America

Table 5	Selected Financial Data
						Nine Months Ended
	2023 Quarters			2022 Quarters		September 30
(In millions, except per share information)	Third	Second	First	Fourth	Third	2023	2022
Income statement
Net interest income	$14,379	$14,158	$14,448	$14,681	$13,765	$42,985	$37,781
Noninterest income	10,788	11,039	11,810	9,851	10,737	33,637	32,637
Total revenue, net of interest expense	25,167	25,197	26,258	24,532	24,502	76,622	70,418
Provision for credit losses	1,234	1,125	931	1,092	898	3,290	1,451
Noninterest expense	15,838	16,038	16,238	15,543	15,303	48,114	45,895
Income before income taxes	8,095	8,034	9,089	7,897	8,301	25,218	23,072
Income tax expense	293	626	928	765	1,219	1,847	2,676
Net income	7,802	7,408	8,161	7,132	7,082	23,371	20,396
Net income applicable to common shareholders	7,270	7,102	7,656	6,904	6,579	22,028	19,111
Average common shares issued and outstanding	8,017.1	8,040.9	8,065.9	8,088.3	8,107.7	8,041.3	8,122.2
Average diluted common shares issued and outstanding	8,075.9	8,080.7	8,182.3	8,155.7	8,160.8	8,153.4	8,173.3
Performance ratios
Return on average assets (1)	0.99%	0.94%	1.07%	0.92%	0.90%	1.00%	0.86%
Four-quarter trailing return on average assets (2)	0.98	0.96	0.92	0.88	0.87	n/a	n/a
Return on average common shareholders’ equity (1)	11.24	11.21	12.48	11.24	10.79	11.63	10.58
Return on average tangible common shareholders’ equity (3)	15.47	15.49	17.38	15.79	15.21	16.09	14.93
Return on average shareholders’ equity (1)	10.86	10.52	11.94	10.38	10.37	11.10	10.12
Return on average tangible shareholders’ equity (3)	14.41	14.00	15.98	13.98	13.99	14.78	13.68
Total ending equity to total ending assets	9.10	9.07	8.77	8.95	8.77	9.10	8.77
Common equity ratio (1)	8.20	8.16	7.88	8.02	7.82	8.20	7.82
Total average equity to total average assets	9.11	8.89	8.95	8.87	8.73	8.99	8.54
Dividend payout (1)	26.39	24.88	23.17	25.71	27.06	24.78	27.15
Per common share data
Earnings	$0.91	$0.88	$0.95	$0.85	$0.81	$2.74	$2.35
Diluted earnings	0.90	0.88	0.94	0.85	0.81	2.72	2.34
Dividends paid	0.24	0.22	0.22	0.22	0.22	0.68	0.64
Book value (1)	32.65	32.05	31.58	30.61	29.96	32.65	29.96
Tangible book value (3)	23.79	23.23	22.78	21.83	21.21	23.79	21.21
Market capitalization	$216,942	$228,188	$228,012	$264,853	$242,338	$216,942	$242,338
Average balance sheet
Total loans and leases	$1,046,254	$1,046,608	$1,041,352	$1,039,247	$1,034,334
Total assets	3,128,466	3,175,358	3,096,058	3,074,289	3,105,546
Total deposits	1,876,153	1,875,353	1,893,649	1,925,544	1,962,775
Long-term debt	245,819	248,480	244,759	243,871	250,204
Common shareholders’ equity	256,578	254,028	248,855	243,647	241,882
Total shareholders’ equity	284,975	282,425	277,252	272,629	271,017
Asset quality
Allowance for credit losses (4)	$14,640	$14,338	$13,951	$14,222	$13,817
Nonperforming loans, leases and foreclosed properties (5)	4,993	4,274	4,083	3,978	4,156
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.27%	1.24%	1.20%	1.22%	1.20%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	275	314	319	333	309
Net charge-offs	$931	$869	$807	$689	$520
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.35%	0.33%	0.32%	0.26%	0.20%
Capital ratios at period end (6)
Common equity tier 1 capital	11.9%	11.6%	11.4%	11.2%	11.0%
Tier 1 capital	13.6	13.3	13.1	13.0	12.8
Total capital	15.4	15.1	15.0	14.9	14.7
Tier 1 leverage	7.3	7.1	7.1	7.0	6.8
Supplementary leverage ratio	6.2	6.0	6.0	5.9	5.8
Tangible equity (3)	7.0	7.0	6.7	6.8	6.6
Tangible common equity (3)	6.1	6.1	5.8	5.9	5.7
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets	29.3%	28.8%	28.8%	29.0%	28.9%
Total loss-absorbing capacity to supplementary leverage exposure	13.3	13.0	13.1	13.2	13.0
Eligible long-term debt to risk-weighted assets	14.8	14.6	14.8	15.2	15.2
Eligible long-term debt to supplementary leverage exposure	6.7	6.6	6.7	6.9	6.8
(1)For definitions, see Key Metrics on page 106.
(2)Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.
(3)Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 7 and Non-GAAP Reconciliations on page 49.
(4)Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.
(5)Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 35 and corresponding Table 25 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 39 and corresponding Table 31.
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 22.
n/a = not applicable

Bank of America 8

Table 6	Quarterly Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	Third Quarter 2023			Third Quarter 2022
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$353,183	$4,613	5.18%	$184,263	$848	1.83%
Time deposits placed and other short-term investments	8,629	113	5.20	10,352	34	1.33
Federal funds sold and securities borrowed or purchased under agreements to resell	287,403	4,888	6.75	278,059	1,446	2.06
Trading account assets	191,283	2,244	4.66	163,744	1,465	3.55
Debt securities	752,569	4,685	2.47	901,654	4,259	1.88
Loans and leases (2)
Residential mortgage	229,001	1,745	3.04	228,474	1,616	2.83
Home equity	25,661	390	6.04	27,282	229	3.32
Credit card	98,049	2,727	11.03	85,009	2,187	10.20
Direct/Indirect and other consumer	104,134	1,354	5.16	108,300	923	3.38
Total consumer	456,845	6,216	5.41	449,065	4,955	4.39
U.S. commercial	377,728	5,061	5.32	377,183	3,427	3.60
Non-U.S. commercial	123,781	2,088	6.69	127,793	1,028	3.19
Commercial real estate (3)	74,088	1,364	7.30	66,707	738	4.39
Commercial lease financing	13,812	166	4.79	13,586	124	3.65
Total commercial	589,409	8,679	5.84	585,269	5,317	3.61
Total loans and leases	1,046,254	14,895	5.65	1,034,334	10,272	3.94
Other earning assets	99,378	2,339	9.35	98,172	1,403	5.67
Total earning assets	2,738,699	33,777	4.90	2,670,578	19,727	2.94
Cash and due from banks	25,772			27,250
Other assets, less allowance for loan and lease losses	363,995			407,718
Total assets	$3,128,466			$3,105,546
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$942,368	$4,304	1.81%	$981,145	$832	0.34%
Time and savings deposits	271,425	2,149	3.14	164,313	193	0.47
Total U.S. interest-bearing deposits	1,213,793	6,453	2.11	1,145,458	1,025	0.35
Non-U.S. interest-bearing deposits	97,095	887	3.63	79,383	210	1.05
Total interest-bearing deposits	1,310,888	7,340	2.22	1,224,841	1,235	0.40
Federal funds purchased and securities loaned or sold under agreements to repurchase	294,878	5,342	7.19	211,346	1,338	2.51
Short-term borrowings and other interest-bearing liabilities	140,513	2,287	6.45	137,253	926	2.68
Trading account liabilities	48,084	510	4.21	46,507	383	3.27
Long-term debt	245,819	3,766	6.10	250,204	1,974	3.14
Total interest-bearing liabilities	2,040,182	19,245	3.75	1,870,151	5,856	1.24
Noninterest-bearing sources
Noninterest-bearing deposits	565,265			737,934
Other liabilities (4)	238,044			226,444
Shareholders’ equity	284,975			271,017
Total liabilities and shareholders’ equity	$3,128,466			$3,105,546
Net interest spread			1.15%			1.70%
Impact of noninterest-bearing sources			0.96			0.36
Net interest income/yield on earning assets (5)		$14,532	2.11%		$13,871	2.06%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 46.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes U.S. commercial real estate loans of $67.9 billion and $62.5 billion, and non-U.S. commercial real estate loans of $6.2 billion and $4.2 billion for the third quarter of 2023 and 2022.
(4)Includes $41.1 billion and $29.2 billion of structured notes and liabilities for the third quarter of 2023 and 2022.
(5)Net interest income includes FTE adjustments of $153 million and $106 million for the third quarter of 2023 and 2022.

9 Bank of America

Table 7	Year-to-Date Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
	Nine Months Ended September 30
(Dollars in millions)	2023			2022
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$305,526	$10,915	4.78%	$202,293	$1,216	0.80%
Time deposits placed and other short-term investments	10,153	350	4.61	9,091	58	0.86
Federal funds sold and securities borrowed or purchased under agreements to resell	289,823	13,555	6.25	293,971	1,835	0.83
Trading account assets	187,481	6,375	4.54	154,428	3,802	3.29
Debt securities	791,339	14,887	2.50	940,808	12,164	1.72
Loans and leases (2)
Residential mortgage	229,010	5,133	2.99	227,010	4,712	2.77
Home equity	26,041	1,060	5.44	27,492	684	3.32
Credit card	94,775	7,658	10.80	81,505	6,081	9.97
Direct/Indirect and other consumer	104,896	3,814	4.86	107,204	2,198	2.74
Total consumer	454,722	17,665	5.19	443,211	13,675	4.12
U.S. commercial	377,873	14,318	5.07	362,669	8,079	2.98
Non-U.S. commercial	125,525	5,815	6.19	124,965	2,228	2.38
Commercial real estate (3)	72,927	3,811	6.99	64,295	1,601	3.33
Commercial lease financing	13,709	462	4.50	14,071	334	3.17
Total commercial	590,034	24,406	5.53	566,000	12,242	2.89
Total loans and leases	1,044,756	42,071	5.38	1,009,211	25,917	3.43
Other earning assets	98,857	6,902	9.33	108,968	2,813	3.45
Total earning assets	2,727,935	95,055	4.66	2,718,770	47,805	2.35
Cash and due from banks	26,544			28,116
Other assets, less allowance for loan and lease losses	378,936			409,771
Total assets	$3,133,415			$3,156,657
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$956,165	$10,659	1.49%	$989,364	$1,101	0.15%
Time and savings deposits	233,079	4,520	2.59	161,707	275	0.23
Total U.S. interest-bearing deposits	1,189,244	15,179	1.71	1,151,071	1,376	0.16
Non-U.S. interest-bearing deposits	95,187	2,260	3.17	80,235	343	0.57
Total interest-bearing deposits	1,284,431	17,439	1.82	1,231,306	1,719	0.19
Federal funds purchased and securities loaned or sold under agreements to repurchase	291,349	14,700	6.75	214,404	1,871	1.17
Short-term borrowings and other interest-bearing liabilities	153,653	7,464	6.49	132,873	834	0.84
Trading account liabilities	45,675	1,486	4.35	54,852	1,117	2.72
Long-term debt	246,357	10,559	5.72	247,357	4,168	2.25
Total interest-bearing liabilities	2,021,465	51,648	3.41	1,880,792	9,709	0.69
Noninterest-bearing sources
Noninterest-bearing deposits	597,224			775,278
Other liabilities (4)	233,147			231,073
Shareholders’ equity	281,579			269,514
Total liabilities and shareholders’ equity	$3,133,415			$3,156,657
Net interest spread			1.25%			1.66%
Impact of noninterest-bearing sources			0.87			0.21
Net interest income/yield on earning assets (5)		$43,407	2.12%		$38,096	1.87%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 46.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes U.S. commercial real estate loans of $67.2 billion and $60.0 billion and non-U.S. commercial real estate loans of $5.8 billion and $4.3 billion for the nine months ended September 30, 2023 and 2022.
(4)Includes $39.5 billion and $29.7 billion of structured notes and liabilities for the nine months ended September 30, 2023 and 2022.
(5)Net interest income includes FTE adjustments of $422 million and $315 million for the nine months ended September 30, 2023 and 2022.

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
Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
	Three Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022	2023	2022	% Change
Net interest income	$5,571	$5,006	$2,820	$2,778	$8,391	$7,784	8%
Noninterest income:
Card income	(11)	(10)	1,336	1,341	1,325	1,331	—
Service charges	605	597	—	—	605	597	1
All other income	116	141	35	51	151	192	(21)
Total noninterest income	710	728	1,371	1,392	2,081	2,120	(2)
Total revenue, net of interest expense	6,281	5,734	4,191	4,170	10,472	9,904	6

Provision for credit losses	128	173	1,269	565	1,397	738	89
Noninterest expense	3,240	3,141	2,016	1,956	5,256	5,097	3
Income before income taxes	2,913	2,420	906	1,649	3,819	4,069	(6)
Income tax expense	729	593	226	404	955	997	(4)
Net income	$2,184	$1,827	$680	$1,245	$2,864	$3,072	(7)

Effective tax rate (1)					25.0%	24.5%

Net interest yield	2.26%	1.87%	3.65%	3.76%	3.26%	2.79%
Return on average allocated capital	63	56	10	18	27	30
Efficiency ratio	51.60	54.78	48.06	46.92	50.18	51.47

Balance Sheet
	Three Months Ended September 30
Average	2023	2022	2023	2022	2023	2022	% Change
Total loans and leases	$4,139	$4,153	$306,622	$291,078	$310,761	$295,231	5%
Total earning assets (2)	975,968	1,064,585	306,982	293,366	1,019,980	1,106,513	(8)
Total assets (2)	1,009,390	1,096,911	312,731	300,374	1,059,152	1,145,846	(8)
Total deposits	974,674	1,063,075	5,377	6,018	980,051	1,069,093	(8)
Allocated capital	13,700	13,000	28,300	27,000	42,000	40,000	5
(1)Estimated at the segment level only.
(2)In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.
n/m = not meaningful

11 Bank of America

	Deposits		Consumer Lending		Total Consumer Banking
	Nine Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022	2023	2022	% Change
Net interest income	$17,120	$13,535	$8,301	$8,016	$25,421	$21,551	18%
Noninterest income:
Card income	(31)	(27)	3,971	3,863	3,940	3,836	3
Service charges	1,727	2,118	2	2	1,729	2,120	(18)
All other income	490	264	122	82	612	346	77
Total noninterest income	2,186	2,355	4,095	3,947	6,281	6,302	—
Total revenue, net of interest expense	19,306	15,890	12,396	11,963	31,702	27,853	14

Provision for credit losses	414	388	3,339	648	3,753	1,036	n/m
Noninterest expense	10,082	9,204	6,100	5,773	16,182	14,977	8
Income before income taxes	8,810	6,298	2,957	5,542	11,767	11,840	(1)
Income tax expense	2,203	1,543	739	1,358	2,942	2,901	1
Net income	$6,607	$4,755	$2,218	$4,184	$8,825	$8,939	(1)

Effective tax rate (1)					25.0%	24.5%

Net interest yield	2.29%	1.70%	3.66%	3.73%	3.26	2.61
Return on average allocated capital	64	49	11	21	28	30
Efficiency ratio	52.23	57.92	49.21	48.26	51.05	53.77

Balance Sheet
	Nine Months Ended September 30
Average	2023	2022	2023	2022	2023	2022	% Change
Total loans and leases	$4,113	$4,171	$302,978	$285,501	$307,091	$289,672	6%
Total earning assets (2)	1,000,143	1,062,668	303,266	287,422	1,043,476	1,104,653	(6)
Total assets (2)	1,033,618	1,095,830	309,435	294,193	1,083,120	1,144,587	(5)
Total deposits	998,947	1,061,876	5,094	5,909	1,004,041	1,067,785	(6)
Allocated capital	13,700	13,000	28,300	27,000	42,000	40,000	5

Period end	September 30 2023	December 31 2022	September 30 2023	December 31 2022	September 30 2023	December 31 2022	% Change
Total loans and leases	$4,165	$4,148	$309,051	$300,613	$313,216	$304,761	3%
Total earning assets (2)	978,133	1,043,049	309,527	300,787	1,023,162	1,085,079	(6)
Total assets (2)	1,010,771	1,077,203	315,765	308,007	1,062,038	1,126,453	(6)
Total deposits	976,007	1,043,194	6,295	5,605	982,302	1,048,799	(6)
See page 11 for footnotes.
Consumer Banking, comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. For more information about Consumer Banking, see Business Segment Operations in the MD&A of the Corporation’s 2022 Annual Report on Form 10-K.
Consumer Banking Results
Three-Month Comparison
Net income for Consumer Banking decreased $208 million to $2.9 billion due to an increase in provision for credit losses and higher noninterest expense, partially offset by higher revenue. Net interest income increased $607 million to $8.4 billion primarily driven by higher interest rates and loan balances. Noninterest income decreased $39 million to $2.1 billion, relatively unchanged from the same period a year ago.
The provision for credit losses increased $659 million to $1.4 billion primarily driven by credit card loan growth and asset quality.
Noninterest expense increased $159 million to $5.3 billion primarily driven by higher FDIC expense.
The return on average allocated capital was 27 percent, down from 30 percent, due to an increase in allocated capital and lower net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 11.
Nine-Month Comparison
Net income for Consumer Banking decreased $114 million to $8.8 billion due to an increase in provision for credit losses and higher noninterest expense, partially offset by higher revenue. Net interest income increased $3.9 billion to $25.4 billion primarily due to the same factors as described in the three-month discussion. Noninterest income decreased $21 million to $6.3 billion, relatively unchanged from the same period a year ago.
The provision for credit losses increased $2.7 billion to $3.8 billion primarily driven by credit card loan growth and asset quality, whereas the prior-year period benefited from reduced COVID-19 pandemic uncertainties. Noninterest expense increased $1.2 billion to $16.2 billion primarily due to continued investments in the business, including people and technology, higher litigation expense, including consumer regulatory matters, and higher FDIC expense.
The return on average allocated capital was 28 percent, down from 30 percent, primarily due an increase in allocated capital.

Bank of America 12

Deposits
Three-Month Comparison
Net income for Deposits increased $357 million to $2.2 billion primarily due to higher revenue, partially offset by higher noninterest expense. Net interest income increased $565 million to $5.6 billion primarily due to higher interest rates. Noninterest income decreased $18 million to $710 million, relatively unchanged from the same period a year ago.
Noninterest expense increased $99 million to $3.2 billion primarily driven by higher FDIC expense.
Average deposits decreased $88.4 billion to $974.7 billion primarily due to net outflows of $68.4 billion in money market savings and $36.2 billion in checking, partially offset by growth in time deposits of $25.8 billion. The change in average deposits was primarily due to higher interest rates and client activity.
Nine-Month Comparison
Net income for Deposits increased $1.9 billion to $6.6 billion primarily due to higher revenue, partially offset by higher noninterest expense. Net interest income increased $3.6 billion to $17.1 billion primarily due to the same factor as described in the three-month discussion. Noninterest income decreased $169 million to $2.2 billion primarily due to the impact of non-sufficient funds and overdraft policy changes. Noninterest expense increased $878 million to $10.1 billion primarily driven by continued investments in the business, including people and technology, higher litigation expense, including consumer regulatory matters, and higher FDIC expense.
Average deposits decreased $62.9 billion to $998.9 billion primarily due to net outflows of $42.9 billion in money market savings and $25.9 billion in checking, partially offset by growth in time deposits of $13.7 billion. The change in average deposits was primarily driven by the same factors as described in the three-month discussion.
The table below provides key performance indicators for Deposits. Management uses these metrics, and we believe they are useful to investors because they provide additional information to evaluate our deposit profitability and digital/ mobile trends.

Key Statistics – Deposits

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Total deposit spreads (excludes noninterest costs) (1)	2.76%	1.88%	2.66%	1.74%

Period end
Consumer investment assets (in millions) (2)			$387,467	$302,413
Active digital banking users (in thousands) (3)			45,797	43,496
Active mobile banking users (in thousands) (4)			37,487	34,922
Financial centers			3,862	3,932
ATMs			15,253	15,572
(1)Includes deposits held in Consumer Lending.
(2)Includes client brokerage assets, deposit sweep balances, Bank of America, N.A. brokered CDs and AUM in Consumer Banking.
(3)Represents mobile and/or online active users over the past 90 days.
(4)Represents mobile active users over the past 90 days.
Consumer investment assets increased $85.1 billion to $387.5 billion driven by client flows and market performance. Active mobile banking users increased approximately three million, reflecting continuing changes in our clients’ banking preferences. We had a net decrease of 70 financial centers and 319 ATMs as we continue to optimize our consumer banking network.
Consumer Lending
Three-Month Comparison
Net income for Consumer Lending decreased $565 million to $680 million primarily due to an increase in provision for credit losses. Net interest income increased $42 million to $2.8 billion, relatively unchanged from the same period a year ago. Noninterest income decreased $21 million to $1.4 billion, relatively unchanged from the same period a year ago.
The provision for credit losses increased $704 million to $1.3 billion primarily driven by credit card loan growth and asset quality. Noninterest expense increased $60 million to $2.0 billion, relatively unchanged from the same period a year ago.
Average loans increased $15.5 billion to $306.6 billion primarily driven by an increase in credit card loans.
Nine-Month Comparison
Net income for Consumer Lending decreased $2.0 billion to $2.2 billion primarily due to an increase in provision for credit losses. Net interest income increased $285 million to $8.3 billion primarily due to higher loan balances. Noninterest income increased $148 million to $4.1 billion primarily due to higher card income.
The provision for credit losses increased $2.7 billion to $3.3 billion primarily driven by credit card loan growth and asset quality, whereas the prior-year period benefited from reduced COVID-19 pandemic uncertainties. Noninterest expense increased $327 million to $6.1 billion primarily driven by continued investments in the business.
Average loans increased $17.5 billion to $303.0 billion primarily driven by the same factor as described in the three-month discussion.
The table below provides key performance indicators for Consumer Lending. Management uses these metrics, and we believe they are useful to investors because they provide additional information about loan growth and profitability.

13 Bank of America

Key Statistics – Consumer Lending

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022
Total credit card (1)
Gross interest yield (2)	12.03%	10.71%	11.85%	10.14%
Risk-adjusted margin (3)	7.70	10.07	8.06	10.13
New accounts (in thousands)	1,062	1,256	3,386	3,301
Purchase volumes	$91,711	$91,064	$270,358	$263,788
Debit card purchase volumes	$133,553	$127,135	$390,891	$373,426
(1)Includes GWIM's credit card portfolio.
(2)Calculated as the effective annual percentage rate divided by average loans.
(3)Calculated as the difference between total revenue, net of interest expense, and net credit losses divided by average loans.
During the three and nine months ended September 30, 2023, the total risk-adjusted margin decreased 237 bps and 207 bps primarily driven by higher net credit losses, lower net interest margin and lower fee income. During the three and nine months ended September 30, 2023 total credit card purchase volumes increased $647 million and $6.6 billion, and debit card purchase volumes increased $6.4 billion and $17.5 billion, reflecting higher levels of consumer spending.

Key Statistics – Loan Production (1)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022
Consumer Banking:
First mortgage	$2,547	$4,028	$7,392	$18,695
Home equity	2,035	1,999	6,389	5,875
Total (2):
First mortgage	$5,596	$8,724	$15,473	$39,548
Home equity	2,421	2,420	7,559	6,995
(1)The loan production amounts represent the unpaid principal balance of loans and, in the case of home equity, the principal amount of the total line of credit.
(2)In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations for Consumer Banking and the total Corporation decreased $1.5 billion and $3.1 billion during the three months ended September 30, 2023 primarily driven by higher interest rates, resulting in lower customer demand. During the nine months ended September 30, 2023, first mortgage loan originations for Consumer Banking and the total Corporation decreased $11.3 billion and $24.1 billion primarily driven by lower demand.

Home equity production in Consumer Banking and the total Corporation remained relatively unchanged during the three months ended September 30, 2023 compared to the same period a year ago. During the nine months ended September 30, 2023, Consumer Banking and the total Corporation increased $514 million and $564 million primarily driven by higher demand.

Bank of America 14

Global Wealth & Investment Management

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Net interest income	$1,755	$1,981	(11)%	$5,436	$5,451	—%
Noninterest income:
Investment and brokerage services	3,396	3,255	4	9,885	10,395	(5)
All other income	170	193	(12)	557	492	13
Total noninterest income	3,566	3,448	3	10,442	10,887	(4)
Total revenue, net of interest expense	5,321	5,429	(2)	15,878	16,338	(3)

Provision for credit losses	(6)	37	(116)	32	29	10
Noninterest expense	3,950	3,816	4	11,942	11,706	2
Income before income taxes	1,377	1,576	(13)	3,904	4,603	(15)
Income tax expense	344	386	(11)	976	1,128	(13)
Net income	$1,033	$1,190	(13)	$2,928	$3,475	(16)

Effective tax rate	25.0%	24.5%		25.0%	24.5%

Net interest yield	2.16	2.12		2.19	1.84
Return on average allocated capital	22	27		21	27
Efficiency ratio	74.28	70.28		75.21	71.65

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2023	2022	% Change	2023	2022	% Change
Total loans and leases	$218,569	$223,734	(2)%	$219,530	$218,030	1%
Total earning assets	322,032	370,733	(13)	331,738	395,023	(16)
Total assets	335,124	383,468	(13)	344,709	407,819	(15)
Total deposits	291,770	339,487	(14)	300,308	362,611	(17)
Allocated capital	18,500	17,500	6	18,500	17,500	6

Period end				September 30 2023	December 31 2022	% Change
Total loans and leases				$218,913	$223,910	(2)%
Total earning assets				320,196	355,461	(10)
Total assets				333,779	368,893	(10)
Total deposits				290,732	323,899	(10)
GWIM consists of two primary businesses: Merrill Wealth Management and Bank of America Private Bank. For more information about GWIM, see Business Segment Operations in the MD&A of the Corporation’s 2022 Annual Report on Form 10-K.
Three-Month Comparison
Net income for GWIM decreased $157 million to $1.0 billion primarily due to higher noninterest expense and lower revenue. The operating margin was 26 percent compared to 29 percent a year ago.
Net interest income decreased $226 million to $1.8 billion primarily driven by lower deposit balances and a mix shift to higher yielding deposit products.
Noninterest income, which primarily includes investment and brokerage services income, increased $118 million to $3.6 billion. The increase was primarily driven by higher asset management fees due to higher average market levels and the impact of positive AUM flows, partially offset by lower brokerage fees.
Noninterest expense increased $134 million to $4.0 billion primarily due to continued investments in the business, including strategic hiring, as well as higher FDIC expense.
The return on average allocated capital was 22 percent, down from 27 percent, due to lower net income and, to a lesser extent, a small increase in allocated capital.
Average loans decreased $5.2 billion to $218.6 billion primarily driven by securities-based lending and custom lending, partially offset by residential mortgage. Average deposits decreased $47.7 billion to $291.8 billion primarily driven by clients moving deposits to higher yielding investment alternatives, including offerings on our investment and brokerage platforms.
Merrill Wealth Management revenue of $4.4 billion decreased three percent primarily driven by lower net interest income from lower deposit balances and a mix shift to higher yielding deposit products, as well as lower brokerage fees, partially offset by higher asset management fees from higher market levels and the impact of positive AUM flows.
Bank of America Private Bank revenue of $923 million increased two percent primarily driven by higher asset management fees from higher market levels and the impact of positive AUM flows.
Nine-Month Comparison
Net income for GWIM decreased $547 million to $2.9 billion primarily due to lower revenue and higher noninterest expense. The operating margin was 25 percent compared to 28 percent a year ago.
Net interest income was $5.4 billion, relatively unchanged from the same period a year ago.
Noninterest income, which primarily includes investment and brokerage services income, decreased $445 million to $10.4 billion primarily driven by lower asset management fees and brokerage fees due to lower average equity and fixed income market levels and transactional volumes, partially offset by the impact of positive AUM flows.
Noninterest expense increased $236 million to $11.9 billion due to continued investments in the business, including

15 Bank of America

strategic hiring, as well as higher FDIC expense, partially offset by lower revenue-related incentives.
The return on average allocated capital was 21 percent, down from 27 percent, due to lower net income and, to a lesser extent, a small increase in allocated capital.
Average loans increased $1.5 billion to $219.5 billion primarily driven by residential mortgage and custom lending, mostly offset by securities-based lending. Average deposits decreased $62.3 billion to $300.3 billion due to the same factors as described in the three-month discussion.
Merrill Wealth Management revenue of $13.1 billion decreased four percent primarily driven by lower asset management fees and brokerage fees due to lower average equity and fixed income market levels and transactional volumes, partially offset by the impact of positive AUM flows.
Bank of America Private Bank revenue of $2.7 billion increased two percent primarily driven by the same factors as described in the three-month discussion, as well as higher net interest income due to higher interest rates.

Key Indicators and Metrics

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022
Revenue by Business
Merrill Wealth Management	$4,398	$4,524	$13,135	$13,649
Bank of America Private Bank	923	905	2,743	2,689
Total revenue, net of interest expense	$5,321	$5,429	$15,878	$16,338

Client Balances by Business, at period end
Merrill Wealth Management			$2,978,229	$2,710,985
Bank of America Private Bank			572,624	537,771
Total client balances			$3,550,853	$3,248,756

Client Balances by Type, at period end
Assets under management			$1,496,601	$1,329,557
Brokerage and other assets			1,578,123	1,413,946
Deposits			290,732	324,859
Loans and leases (1)			221,684	228,129
Less: Managed deposits in assets under management			(36,287)	(47,735)
Total client balances			$3,550,853	$3,248,756

Assets Under Management Rollforward
Assets under management, beginning of period	$1,531,042	$1,411,344	$1,401,474	$1,638,782
Net client flows	14,226	4,110	43,784	20,680
Market valuation/other	(48,667)	(85,897)	51,343	(329,905)
Total assets under management, end of period	$1,496,601	$1,329,557	$1,496,601	$1,329,557

Total wealth advisors, at period end (2)			19,130	18,841
(1)Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.
(2)Includes advisors across all wealth management businesses in GWIM and Consumer Banking.
Client Balances
Client balances increased $302.1 billion, or nine percent, to $3.6 trillion at September 30, 2023 compared to September 30, 2022. The increase in client balances was primarily due to the impact of higher end-of-period market valuations and positive client flows.

Bank of America 16

Global Banking

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Net interest income	$3,613	$3,326	9%	$11,210	$8,304	35%
Noninterest income:
Service charges	754	771	(2)	2,203	2,590	(15)
Investment banking fees	743	726	2	2,129	2,298	(7)
All other income	1,093	768	42	3,326	2,599	28
Total noninterest income	2,590	2,265	14	7,658	7,487	2
Total revenue, net of interest expense	6,203	5,591	11	18,868	15,791	19

Provision for credit losses	(119)	170	n/m	(347)	492	n/m
Noninterest expense	2,804	2,651	6	8,563	8,133	5
Income before income taxes	3,518	2,770	27	10,652	7,166	49
Income tax expense	950	734	29	2,876	1,899	51
Net income	$2,568	$2,036	26	$7,776	$5,267	48

Effective tax rate	27.0%	26.5%		27.0%	26.5%

Net interest yield	2.68	2.53		2.84	2.05
Return on average allocated capital	21	18		21	16
Efficiency ratio	45.22	47.41		45.38	51.50

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2023	2022	% Change	2023	2022	% Change
Total loans and leases	$376,214	$384,305	(2)%	$380,076	$373,547	2%
Total earning assets	534,153	521,555	2	528,205	541,670	(2)
Total assets	601,378	585,683	3	595,329	605,884	(2)
Total deposits	504,432	495,154	2	498,224	514,612	(3)
Allocated capital	49,250	44,500	11	49,250	44,500	11

Period end				September 30 2023	December 31 2022	% Change
Total loans and leases				$373,351	$379,107	(2)%
Total earning assets				521,423	522,539	—
Total assets				588,578	588,466	—
Total deposits				494,938	498,661	(1)
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
Three-Month Comparison
Net income for Global Banking increased $532 million to $2.6 billion driven by higher revenue and lower provision for credit losses, partially offset by higher noninterest expense.
Net interest income increased $287 million to $3.6 billion predominantly due to the benefit of higher interest rates.
Noninterest income increased $325 million to $2.6 billion driven by higher revenue from ESG investment activities and negative valuation adjustments on leveraged loans in the prior-year period.
The provision for credit losses improved $289 million to a benefit of $119 million primarily driven by a reserve release due to net loan paydowns and an improved macroeconomic outlook in the current-year period compared to a reserve build in the prior-year period due to a dampened macroeconomic outlook.
Noninterest expense increased $153 million to $2.8 billion, primarily due to continued investments in the business, including people, and higher FDIC expense.
The return on average allocated capital was 21 percent, up from 18 percent, due to higher net income, partially offset by higher allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 11.
Nine-Month Comparison
Net income for Global Banking increased $2.5 billion to $7.8 billion driven by higher revenue and lower provision for credit losses, partially offset by higher noninterest expense.
Net interest income increased $2.9 billion to $11.2 billion due to the same factor as described in the three-month discussion.
Noninterest income increased $171 million to $7.7 billion driven by higher revenue from ESG investment activities and negative valuation adjustments on leveraged loans in the prior-year period, partially offset by lower treasury service charges and lower investment banking fees.
The provision for credit losses improved $839 million to a benefit of $347 million primarily due to the same factors as described in the three-month discussion. In addition, the prior-year period was impacted by a reserve build related to Russian exposure.
Noninterest expense increased $430 million to $8.6 billion, primarily due to continued investments in the business,

17 Bank of America

including technology and strategic hiring in 2022, and higher FDIC expense, partially offset by expenses recognized for certain regulatory matters in the prior-year period.
The return on average allocated capital was 21 percent, up from 16 percent, due to higher net income, partially offset by higher allocated capital.
Global Corporate, Global Commercial and Business Banking
The following table and discussion present a summary of the results, which exclude certain investment banking and Paycheck Protection Program (PPP) activities in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Three Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Revenue
Business Lending	$1,300	$902	$1,262	$1,111	$61	$66	$2,623	$2,079
Global Transaction Services	1,392	1,369	998	1,112	379	322	2,769	2,803
Total revenue, net of interest expense	$2,692	$2,271	$2,260	$2,223	$440	$388	$5,392	$4,882

Balance Sheet
Average
Total loans and leases	$169,384	$177,166	$194,604	$193,828	$12,071	$12,697	$376,059	$383,691
Total deposits	272,007	241,289	182,040	198,479	50,381	55,386	504,428	495,154

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Nine Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Revenue
Business Lending	$3,693	$2,908	$3,765	$3,128	$191	$186	$7,649	$6,222
Global Transaction Services	4,424	3,456	3,172	2,981	1,161	835	8,757	7,272
Total revenue, net of interest expense	$8,117	$6,364	$6,937	$6,109	$1,352	$1,021	$16,406	$13,494

Balance Sheet

Average
Total loans and leases	$172,964	$173,740	$194,496	$185,981	$12,397	$12,799	$379,857	$372,520
Total deposits	266,425	247,924	180,850	209,583	50,951	57,106	498,226	514,613

Period end
Total loans and leases	$166,974	$172,806	$194,318	$191,739	$11,932	$12,663	$373,224	$377,208
Total deposits	266,481	242,837	179,914	187,899	48,537	53,572	494,932	484,308
Business Lending revenue increased $544 million for the three months ended September 30, 2023 compared to the same period in 2022 primarily driven by higher interest rates and higher revenue from ESG investment activities. Business Lending revenue increased $1.4 billion for the nine months ended September 30, 2023 compared to the same period in 2022 primarily driven by higher interest rates, higher revenue from ESG investment activities and the impact of higher average loan balances.
Global Transaction Services revenue decreased $34 million to $2.8 billion for the three months ended September 30, 2023, relatively unchanged from the same period a year ago. Global Transaction Services revenue increased $1.5 billion for the nine months ended September 30, 2023 primarily driven by higher interest rates, partially offset by lower treasury service charges and the impact of lower average deposit balances.
Average loans and leases decreased two percent for the three months ended September 30, 2023 due to paydowns and increased two percent for the nine months ended September
30, 2023 due to client demand. Average deposits increased two percent for the three months ended September 30, 2023 due to international growth and decreased three percent for the nine months ended September 30, 2023 due to declines in domestic balances.
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

Bank of America 18

Investment Banking Fees

	Global Banking		Total Corporation		Global Banking		Total Corporation
	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Products
Advisory	$396	$397	$448	$432	$1,042	$1,197	$1,186	$1,297
Debt issuance	255	273	570	616	808	915	1,814	2,109
Equity issuance	92	56	232	156	279	186	687	520
Gross investment banking fees	743	726	1,250	1,204	2,129	2,298	3,687	3,926
Self-led deals	(19)	(17)	(62)	(37)	(39)	(74)	(124)	(174)
Total investment banking fees	$724	$709	$1,188	$1,167	$2,090	$2,224	$3,563	$3,752
Total Corporation investment banking fees, which exclude self-led deals and are primarily included within Global Banking and Global Markets, were $1.2 billion and $3.6 billion for the three and nine months ended September 30, 2023. The three-month period increased two percent compared to the same period in
2022 primarily due to higher equity issuance and advisory fees, partially offset by lower debt issuance fees. The nine-month period decreased five percent compared to the same period in 2022 primarily due to lower debt issuance and advisory fees, partially offset by higher equity issuance fees.
Global Markets

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Net interest income	$674	$743	(9)%	$1,080	$2,717	(60)%
Noninterest income:
Investment and brokerage services	475	457	4	1,507	1,520	(1)
Investment banking fees	463	430	8	1,435	1,473	(3)
Market making and similar activities	3,195	2,874	11	11,002	8,721	26
All other income	135	(21)	n/m	415	(154)	n/m
Total noninterest income	4,268	3,740	14	14,359	11,560	24
Total revenue, net of interest expense	4,942	4,483	10	15,439	14,277	8

Provision for credit losses	(14)	11	n/m	(71)	24	n/m
Noninterest expense	3,235	3,023	7	9,935	9,249	7
Income before income taxes	1,721	1,449	19	5,575	5,004	11
Income tax expense	473	384	23	1,533	1,326	16
Net income	$1,248	$1,065	17	$4,042	$3,678	10

Effective tax rate	27.5%	26.5%		27.5%	26.5%

Return on average allocated capital	11	10		12	12
Efficiency ratio	65.47	67.42		64.35	64.78

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
	2023	2022	% Change	2023	2022	% Change

Average
Trading-related assets:
Trading account securities	$307,990	$308,514	—%	$321,607	$301,690	7%
Reverse repurchases	135,401	112,828	20	133,912	127,527	5
Securities borrowed	119,936	114,032	5	118,912	115,898	3
Derivative assets	46,417	57,017	(19)	44,477	53,098	(16)
Total trading-related assets	609,744	592,391	3	618,908	598,213	3
Total loans and leases	131,298	120,435	9	128,317	114,505	12
Total earning assets	655,971	591,883	11	647,386	600,477	8
Total assets	863,653	847,899	2	870,366	857,747	1
Total deposits	31,890	38,820	(18)	33,725	41,448	(19)
Allocated capital	45,500	42,500	7	45,500	42,500	7

Period end			% Change	September 30 2023	December 31 2022	% Change
Total trading-related assets			6%	$613,009	$564,769	9%
Total loans and leases			3	134,386	127,735	5
Total earning assets			9	660,172	587,772	12
Total assets			5	864,792	812,489	6
Total deposits			(15)	31,041	39,077	(21)
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
Three-Month Comparison
Net income for Global Markets increased $183 million to $1.2 billion. Net DVA losses were $16 million in the current-year period compared to losses of $14 million in the prior-year period. Excluding net DVA, net income increased $184 million to $1.3 billion. These increases were primarily driven by higher revenue, partially offset by higher noninterest expense.
Revenue increased $459 million to $4.9 billion primarily due to higher sales and trading revenue in the current-year period and negative valuation adjustments on leveraged loans in the prior-year period. Sales and trading revenue increased $313 million, and excluding net DVA, sales and trading revenue increased $315 million. These increases were driven by a strong performance in FICC and Equities.
Noninterest expense increased $212 million to $3.2 billion primarily driven by continued investments in the business, including people and technology.
Average total assets increased $15.8 billion to $863.7 billion driven by higher levels of inventory, increased secured financing activity and loan growth in FICC, partially offset by lower levels of inventory in Equities.
The return on average allocated capital was 11 percent, up from 10 percent, reflecting higher net income partially offset by an increase in allocated capital. For more information on capital allocated to the business segments, see Business Segment Operations on page 11.
Nine-Month Comparison
Net income for Global Markets increased $364 million to $4.0 billion. Net DVA losses were $104 million compared to gains of $213 million in the prior-year period. Excluding net DVA, net income increased $605 million to $4.1 billion. These increases were primarily driven by higher revenue, partially offset by higher noninterest expense.
Revenue increased $1.2 billion to $15.4 billion primarily due to the same factors as described in the three-month discussion. Sales and trading revenue increased $793 million, and excluding net DVA, sales and trading revenue increased $1.1 billion. These increases were driven by higher revenue in FICC, partially offset by lower revenue in Equities.
Noninterest expense increased $686 million to $9.9 billion primarily driven by the same factors as described in the three-month discussion, partially offset by expenses recognized for certain regulatory matters in the prior-year period.
Average total assets increased $12.6 billion to $870.4 billion due to the same factors as described in the three-month discussion. Period-end total assets increased $52.3 billion from December 31, 2022 to $864.8 billion driven by higher levels of inventory, increased secured financing activity and loan growth in FICC, partially offset by lower levels of inventory in Equities.
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

Sales and Trading Revenue (1, 2, 3)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022
Sales and trading revenue
Fixed income, currencies and commodities	$2,710	$2,552	$8,817	$7,760
Equities	1,695	1,540	4,940	5,204
Total sales and trading revenue	$4,405	$4,092	$13,757	$12,964

Sales and trading revenue, excluding net DVA (4)
Fixed income, currencies and commodities	$2,723	$2,567	$8,916	$7,555
Equities	1,698	1,539	4,945	5,196
Total sales and trading revenue, excluding net DVA	$4,421	$4,106	$13,861	$12,751
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $109 million and $285 million for the three and nine months ended September 30, 2023 compared to $58 million and $253 million for the same periods in 2022.
(3)    Includes Global Banking sales and trading revenue of $133 million and $464 million for the three and nine months ended September 30, 2023 compared to $287 million and $785 million for the same periods in 2022.
(4)    FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA gains (losses) were $(13) million and $(99) million for the three and nine months ended September 30, 2023 compared to $(15) million and $205 million for the same periods in 2022. Equities net DVA gains (losses) were $(3) million and $(5) million for the three and nine months ended September 30, 2023 compared to $1 million and $8 million for the same periods in 2022.
Three-Month Comparison
Including and excluding net DVA, FICC revenue increased $158 million and $156 million primarily driven by an improved trading environment for credit and mortgage products, partially offset by weaker trading in currency and interest rate products. Including and excluding net DVA, Equities revenue increased $155 million and $159 million driven by an increase in client financing activities.

Bank of America 20

Nine-Month Comparison
Including and excluding net DVA, FICC revenue increased $1.1 billion and $1.4 billion primarily driven by an improved trading environment for credit and mortgage products and an increase in secured financing activity. Including and excluding net DVA, Equities revenue decreased $264 million and $251 million driven by weaker trading performance in derivatives, partially offset by an increase in client financing activities.
All Other

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2023	2022	% Change	2023	2022	% Change
Net interest income	$99	$37	n/m	$260	$73	n/m
Noninterest income (loss)	(1,717)	(836)	105%	(5,103)	(3,599)	42%
Total revenue, net of interest expense	(1,618)	(799)	103	(4,843)	(3,526)	37

Provision for credit losses	(24)	(58)	(59)	(77)	(130)	(41)
Noninterest expense	593	716	(17)	1,492	1,830	(18)
Loss before income taxes	(2,187)	(1,457)	50	(6,258)	(5,226)	20
Income tax benefit	(2,276)	(1,176)	94	(6,058)	(4,263)	42
Net income (loss)	$89	$(281)	(132)	$(200)	$(963)	(79)

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2023	2022	% Change	2023	2022	% Change
Total loans and leases	$9,412	$10,629	(11)%	$9,742	$13,457	(28)%
Total assets (1)	269,159	142,650	89	239,891	140,620	71
Total deposits	68,010	20,221	n/m	45,357	20,128	125

Period end				September 30 2023	December 31 2022	% Change
Total loans and leases				$9,283	$10,234	(9)%
Total assets (1)				303,903	155,074	96
Total deposits				85,588	19,905	n/m
(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $955.7 billion and $981.8 billion for the three and nine months ended September 30, 2023 compared to $1.1 trillion and $1.1 trillion for the same periods in 2022, and period-end allocated assets were $945.7 billion and $1.0 trillion at September 30, 2023 and December 31 2022.
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
Three-Month Comparison
Results for All Other improved $370 million to net income of $89 million from a net loss in the prior-year period, reflecting a higher income tax benefit and lower noninterest expense, mostly offset by lower noninterest income.
Noninterest income decreased $881 million primarily due to higher partnership losses for ESG investments.
Noninterest expense decreased $123 million primarily driven by higher litigation expense in the prior-year period due to a legacy monoline insurance litigation settlement, partially offset by higher costs related to a liquidating business activity in the current-year period.
The income tax benefit increased $1.1 billion, reflecting an increase in tax preference benefits primarily due to income tax credits related to ESG investment activity. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking and Global Markets.
Nine-Month Comparison
The net loss in All Other decreased $763 million to $200 million primarily due to a higher income tax benefit and lower noninterest expense, partially offset by lower noninterest income.
Noninterest income decreased $1.5 billion primarily due to higher partnership losses for ESG investments and losses on sales of AFS debt securities, partially offset by derivative gains related to risk management activities.
Noninterest expense decreased $338 million primarily due to the same factors as described in the three-month discussion and expenses recognized for certain regulatory matters in the prior-year period.
The income tax benefit increased $1.8 billion primarily due to the same factor as described in the three-month discussion. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking and Global Markets.

21 Bank of America

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
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing the CCAR capital plan. Based on 2023 stress test results, our SCB is 2.5 percent effective October 1, 2023. For more information, see Executive Summary – Recent Developments – Capital Management on page 3.
In October 2021, the Board authorized the Corporation’s $25 billion common stock repurchase program (October 2021 Authorization). Additionally, the Board authorized common stock repurchases to offset shares awarded under the Corporation’s equity-based compensation plans. Pursuant to the Board’s authorizations, during the third quarter of 2023, we repurchased $1.0 billion of common stock, including repurchases to offset shares awarded under equity-based compensation plans. In September 2023, the Board modified the October 2021 Authorization, effective October 1, 2023, to include repurchases to offset shares awarded under equity-based compensation plans when determining the remaining repurchase authority. As of October 1, 2023, the remaining repurchase authority was approximately $13.6 billion (including repurchases to offset shares awarded under equity-based compensation plans).
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
Regulatory Capital
As a BHC, we are subject to regulatory capital rules, including Basel 3, issued by U.S. banking regulators. The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and RWA under both the Standardized and Advanced approaches. The lower of the capital ratios under Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements is used to assess capital adequacy, including under the PCA framework. As of September 30, 2023, the CET1 capital, Tier 1 capital and Total capital ratios under the Standardized approach were the binding ratios.
Minimum Capital Requirements
In order to avoid restrictions on capital distributions and discretionary bonus payments, the Corporation must meet risk-based capital ratio requirements that include a capital conservation buffer of 2.5 percent (under the Advanced approaches only), an SCB (under the Standardized approach only), plus any applicable countercyclical capital buffer and a G-SIB surcharge. The buffers and surcharge must be comprised solely of CET1 capital. For the period from October 1, 2022 through September 30, 2023, the Corporation's minimum CET1 capital ratio requirements were 10.4 percent under the Standardized approach and 9.5 percent under the Advanced approaches. Effective October 1, 2023, our CET1 minimum requirement is 9.5 percent under both the Standardized and Advanced approaches.
The Corporation is required to calculate its G-SIB surcharge on an annual basis under two methods and is subject to the higher of the resulting two surcharges. Method 1 is consistent with the approach prescribed by the Basel Committee’s assessment methodology and is calculated using specified indicators of systemic importance. Method 2 modifies the Method 1 approach by, among other factors, including a measure of the Corporation’s reliance on short-term wholesale funding. The Corporation’s G-SIB surcharge, which is higher under Method 2, is expected to increase 50 bps on January 1, 2024, which would increase our minimum CET1 capital ratio requirement. At September 30, 2023, the Corporation’s CET1 capital ratio of 11.9 percent under the Standardized approach exceeded its current CET1 capital ratio requirement as well as the minimum requirement expected to be in place as of January 1, 2024 due to the anticipated increase in our G-SIB surcharge.
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

Bank of America 22

Capital Composition and Ratios
Table 8 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at
September 30, 2023 and December 31, 2022. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Table 8	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	September 30, 2023
Risk-based capital metrics:
Common equity tier 1 capital	$194,230	$194,230
Tier 1 capital	222,623	222,623
Total capital (3)	251,137	241,712
Risk-weighted assets (in billions)	1,632	1,441
Common equity tier 1 capital ratio	11.9%	13.5%	10.4%
Tier 1 capital ratio	13.6	15.4	11.9
Total capital ratio	15.4	16.8	13.9

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,051	$3,051
Tier 1 leverage ratio	7.3%	7.3%	4.0

Supplementary leverage exposure (in billions)		$3,597
Supplementary leverage ratio		6.2%	5.0

	December 31, 2022
Risk-based capital metrics:
Common equity tier 1 capital	$180,060	$180,060
Tier 1 capital	208,446	208,446
Total capital (3)	238,773	230,916
Risk-weighted assets (in billions)	1,605	1,411
Common equity tier 1 capital ratio	11.2%	12.8%	10.4%
Tier 1 capital ratio	13.0	14.8	11.9
Total capital ratio	14.9	16.4	13.9

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,997	$2,997
Tier 1 leverage ratio	7.0%	7.0%	4.0

Supplementary leverage exposure (in billions)		$3,523
Supplementary leverage ratio		5.9%	5.0
(1)Capital ratios as of September 30, 2023 and December 31, 2022 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the current expected credit losses (CECL) accounting standard on January 1, 2020.
(2)The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, our G-SIB surcharge of 2.5 percent and our capital conservation buffer of 2.5 percent (under the Advanced approaches) or the SCB of 3.4 percent (under the Standardized approach), as applicable, at both September 30, 2023 and December 31, 2022. The countercyclical capital buffer was zero for both periods. The SLR regulatory minimum includes a leverage buffer of 2.0 percent.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.

At September 30, 2023, CET1 capital was $194.2 billion, an increase of $14.2 billion from December 31, 2022, primarily due to earnings, partially offset by dividends and common stock repurchases. Tier 1 capital increased $14.2 billion primarily driven by the same factors as CET1 capital. Total capital under the Standardized approach increased $12.4 billion primarily due to the same factors driving the increase in Tier 1 capital and an increase in the adjusted allowance for credit losses included in Tier 2 capital, partially offset by a decrease in subordinated debt. RWA under the Standardized approach, which yielded the lower CET1 capital ratio at September 30, 2023, increased $27.5 billion during the nine months ended September 30, 2023 to $1,632 billion primarily due to higher counterparty exposures in Global Markets and loan growth. Supplementary leverage exposure at September 30, 2023 increased $73.9 billion primarily due to higher cash held at central banks, partially offset by lower debt securities balances.

23 Bank of America

Table 9 shows the capital composition at September 30, 2023 and December 31, 2022.

Table 9	Capital Composition under Basel 3

(Dollars in millions)		September 30 2023	December 31 2022
Total common shareholders’ equity		$258,667	$244,800
CECL transitional amount (1)		1,254	1,881
Goodwill, net of related deferred tax liabilities		(68,644)	(68,644)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(7,778)	(7,776)
Intangibles, other than mortgage servicing rights, net of related deferred tax liabilities		(1,508)	(1,554)
Defined benefit pension plan net assets		(911)	(867)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		967	496
Accumulated net (gain) loss on certain cash flow hedges (2)		12,251	11,925
Other		(68)	(201)
Common equity tier 1 capital		194,230	180,060
Qualifying preferred stock, net of issuance cost		28,396	28,396
Other		(3)	(10)
Tier 1 capital		222,623	208,446
Tier 2 capital instruments		15,981	18,751
Qualifying allowance for credit losses (3)		13,007	11,739
Other		(474)	(163)
Total capital under the Standardized approach		251,137	238,773
Adjustment in qualifying allowance for credit losses under the Advanced approaches (3)		(9,425)	(7,857)
Total capital under the Advanced approaches		$241,712	$230,916
(1)September 30, 2023 and December 31, 2022 include 50 percent and 75 percent of the CECL transition provision’s impact as of December 31, 2021.
(2)Includes amounts in accumulated other comprehensive income (OCI) related to the hedging of items that are not recognized at fair value on the Consolidated Balance Sheet.
(3)Includes the impact of transition provisions related to the CECL accounting standard.
Table 10 shows the components of RWA as measured under Basel 3 at September 30, 2023 and December 31, 2022.

Table 10	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
(Dollars in billions)		September 30, 2023		December 31, 2022
Credit risk		$1,564	$966	$1,538	$939
Market risk		68	67	67	67
Operational risk		n/a	364	n/a	364
Risks related to credit valuation adjustments		n/a	44	n/a	41
Total risk-weighted assets		$1,632	$1,441	$1,605	$1,411
n/a = not applicable
Bank of America, N.A. Regulatory Capital
Table 11 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at September 30, 2023 and December 31, 2022. BANA met the definition of well capitalized under the PCA framework for both periods.

Bank of America 24

Table 11	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	September 30, 2023
Risk-based capital metrics:
Common equity tier 1 capital	$184,779	$184,779
Tier 1 capital	184,779	184,779
Total capital (3)	199,115	189,897
Risk-weighted assets (in billions)	1,387	1,105
Common equity tier 1 capital ratio	13.3%	16.7%	7.0%
Tier 1 capital ratio	13.3	16.7	8.5
Total capital ratio	14.4	17.2	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,390	$2,390
Tier 1 leverage ratio	7.7%	7.7%	5.0

Supplementary leverage exposure (in billions)		$2,831
Supplementary leverage ratio		6.5%	6.0

	December 31, 2022
Risk-based capital metrics:
Common equity tier 1 capital	$181,089	$181,089
Tier 1 capital	181,089	181,089
Total capital (3)	194,254	186,648
Risk-weighted assets (in billions)	1,386	1,087
Common equity tier 1 capital ratio	13.1%	16.7%	7.0%
Tier 1 capital ratio	13.1	16.7	8.5
Total capital ratio	14.0	17.2	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,358	$2,358
Tier 1 leverage ratio	7.7%	7.7%	5.0

Supplementary leverage exposure (in billions)		$2,785
Supplementary leverage ratio		6.5%	6.0
(1)Capital ratios as of September 30, 2023 and December 31, 2022 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
(2)Risk-based capital regulatory minimums at both September 30, 2023 and December 31, 2022 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
TLAC consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments. Table 12 presents the Corporation's TLAC and long-term debt ratios and related information as of September 30, 2023 and December 31, 2022.

25 Bank of America

Table 12	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC (1)	Regulatory Minimum (2)	Long-term Debt	Regulatory Minimum (3)
(Dollars in millions)	September 30, 2023
Total eligible balance	$478,360		$241,717
Percentage of risk-weighted assets (4)	29.3%	22.0%	14.8%	8.5%
Percentage of supplementary leverage exposure	13.3	9.5	6.7	4.5

	December 31, 2022
Total eligible balance	$465,451		$243,833
Percentage of risk-weighted assets (4)	29.0%	22.0%	15.2%	8.5%
Percentage of supplementary leverage exposure	13.2	9.5	6.9	4.5
(1)As of September 30, 2023 and December 31, 2022, TLAC ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
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
(4)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of September 30, 2023 and December 31, 2022.
Regulatory Developments
On July 27, 2023, U.S. banking regulators issued proposed rules that would update future U.S. regulatory capital requirements. Under the capital proposal, the Advanced approaches would be replaced with a new standardized approach, referred to as the expanded risk-based approach, which would be phased in over a three-year period beginning July 1, 2025. U.S. banking regulators also issued proposed rules to revise the risk-based capital surcharge for G-SIBs, which would be effective two calendar quarters after finalization. On August 29, 2023, U.S. banking regulators issued proposed rules that would change the criteria for debt instruments included in the Corporation’s eligible long-term debt and TLAC. Any final rules issued are subject to change from the current proposals. The Corporation is evaluating the potential impact of the proposed rules on its regulatory capital, eligible long-term debt and TLAC requirements.
Regulatory Capital and Securities Regulation
The Corporation’s principal U.S. broker-dealer subsidiaries are BofA Securities, Inc. (BofAS) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (MLPF&S). On August 13, 2023, Merrill Lynch Professional Clearing Corp. (MLPCC) merged into its immediate parent, BofAS. Prior to that date, MLPCC was a fully-guaranteed subsidiary of BofAS and provided clearing and settlement services as well as prime brokerage and arranged financing services for institutional clients. Following the merger, client services previously provided by MLPCC are now being provided by or through BofAS.
The Corporation's principal European broker-dealer subsidiaries are Merrill Lynch International (MLI) and BofA Securities Europe SA (BofASE).
The U.S. broker-dealer subsidiaries are subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. BofAS computes its minimum capital requirements as an alternative net capital broker-dealer under Rule 15c3-1e, and MLPF&S computes its minimum capital requirements in accordance with the alternative standard under Rule 15c3-1. BofAS is registered as a futures commission merchant and is subject to Commodity Futures Trading Commission (CFTC) Regulation 1.17. The U.S. broker-dealer subsidiaries are also registered with the Financial Industry Regulatory Authority, Inc. (FINRA). Pursuant to FINRA Rule 4110, FINRA may impose higher net capital requirements than Rule 15c3-1 under the Exchange Act with respect to each of the broker-dealers.
BofAS provides institutional services, and in accordance with the alternative net capital requirements, is required to maintain tentative net capital in excess of $5.0 billion and net capital in excess of the greater of $1.0 billion or a certain percentage of its reserve requirement in addition to a certain percentage of securities-based swap risk margin. BofAS must also notify the SEC in the event its tentative net capital is less than $6.0 billion. BofAS is also required to hold a certain percentage of its customers' and affiliates' risk-based margin in order to meet its CFTC minimum net capital requirement. At September 30, 2023, BofAS had tentative net capital of $25.1 billion. BofAS also had regulatory net capital of $23.0 billion, which exceeded the minimum requirement of $4.3 billion.
MLPF&S provides retail services. At September 30, 2023, MLPF&S' regulatory net capital was $6.2 billion, which exceeded the minimum requirement of $136 million.
Our European broker-dealers are subject to requirements from U.S. and non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to certain regulatory capital requirements. At September 30, 2023, MLI’s capital resources were $33.7 billion, which exceeded the minimum Pillar 1 requirement of $10.8 billion.
BofASE, an authorized credit institution with its head office located in France, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and supervised under the Single Supervisory Mechanism by the European Central Bank. At September 30, 2023, BofASE's capital resources were $9.2 billion, which exceeded the minimum Pillar 1 requirement of $3.5 billion.
In addition, MLI and BofASE became conditionally registered with the SEC as security-based swap dealers in the fourth quarter of 2021, and maintained net liquid assets at September 30, 2023 that exceeded the applicable minimum requirements under the Exchange Act.
Liquidity Risk
Funding and Liquidity Risk Management
Our primary liquidity risk management objective is to meet expected or unexpected cash flow and collateral requirements, including payments under long-term debt agreements, commitments to extend credit and customer deposit withdrawals, while continuing to support our businesses and customers under a range of economic conditions. To achieve

Bank of America 26

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
Table 13 presents average GLS for the three months ended September 30, 2023 and December 31, 2022.

Table 13	Average Global Liquidity Sources

	Three Months Ended
(Dollars in billions)	September 30 2023	December 31 2022
Bank entities	$693	$694
Nonbank and other entities (1)	166	174
Total Average Global Liquidity Sources	$859	$868
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $327 billion and $348 billion at September 30, 2023 and December 31, 2022. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the Parent or nonbank subsidiaries may be subject to prior regulatory approval.
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

27 Bank of America

Table 14 presents the composition of average GLS for the three months ended September 30, 2023 and December 31, 2022.

Table 14	Average Global Liquidity Sources Composition

	Three Months Ended
(Dollars in billions)	September 30 2023	December 31 2022
Cash on deposit	$350	$174
U.S. Treasury securities	136	252
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	357	427
Non-U.S. government securities	16	15
Total Average Global Liquidity Sources	$859	$868
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $582 billion and $605 billion for the three months ended September 30, 2023 and December 31, 2022. For the same periods, the average consolidated LCR was 116 percent and 120 percent. Our LCR fluctuates due to normal business flows from customer activity.
Liquidity Stress Analysis
We utilize liquidity stress analysis to assist us in determining the appropriate amounts of liquidity to maintain at the Parent and our subsidiaries to meet contractual and contingent cash outflows under a range of scenarios. For more information on liquidity stress analysis, see Liquidity Risk – Liquidity Stress Analysis in the MD&A of the Corporation’s 2022 Annual Report on Form 10-K.
Net Stable Funding Ratio
The Net Stable Funding Ratio (NSFR) is a liquidity requirement for large banks to maintain a minimum level of stable funding over a one-year period. The requirement is intended to support the ability of banks to lend to households and businesses in both normal and adverse economic conditions and is complementary to the LCR, which focuses on short-term liquidity risks. The U.S. NSFR applies to the Corporation on a consolidated basis and to our insured depository institutions. At September 30, 2023, the Corporation and its insured depository institutions were in compliance with the U.S. NSFR.
Diversified Funding Sources
We fund our assets primarily with a mix of deposits, and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products, programs, markets, currencies and investor groups. We fund a substantial portion of our lending activities through our deposits, which were $1.88 trillion and $1.93 trillion at September 30, 2023 and December 31, 2022. Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions.
Deposits
Our deposit base is well-diversified by clients, geography and product type across our business segments. At September 30, 2023, 52 percent of our deposits were in Consumer Banking, 15 percent in GWIM and 26 percent in Global Banking. We consider a substantial portion of our deposit base to be a stable, low-cost and consistent source of liquidity. At September 30, 2023, approximately 67 percent of consumer and small business deposits and 79 percent of U.S. deposits in Global Banking were held by clients who have had accounts with us for 10 or more years. In addition, at September 30, 2023 and December 31, 2022, 30 percent and 34 percent of our deposits were noninterest-bearing and included operating accounts of our consumer and commercial clients. Deposits at September 30, 2023 decreased $45.7 billion, or two percent, from December 31, 2022 primarily due to an increase in customer spending and debt payments, customers’ movement of balances to higher yielding investment alternatives and seasonal outflows.
Long-term Debt
During the nine months ended September 30, 2023, we issued $54.0 billion of long-term debt consisting of $23.0 billion of notes issued by Bank of America Corporation, substantially all of which were TLAC compliant, $18.7 billion of notes issued by Bank of America, N.A. and $12.3 billion of other debt.
During the nine months ended September 30, 2023, we had total long-term debt maturities and redemptions in the aggregate of $33.0 billion consisting of $22.5 billion for Bank of America Corporation, $4.6 billion for Bank of America, N.A. and $5.9 billion of other debt. Table 15 presents the carrying value of aggregate annual contractual maturities of long-term debt at September 30, 2023.

Bank of America 28

Table 15	Long-term Debt by Maturity

(Dollars in millions)	Remainder of 2023	2024	2025	2026	2027	Thereafter	Total
Bank of America Corporation
Senior notes (1)	$—	$10,018	$24,938	$24,026	$20,847	$121,225	$201,054
Senior structured notes	281	695	677	1,116	614	9,437	12,820
Subordinated notes	—	3,141	5,089	4,831	2,108	9,938	25,107
Junior subordinated notes	—	—	—	—	200	557	757
Total Bank of America Corporation	281	13,854	30,704	29,973	23,769	141,157	239,738
Bank of America, N.A.
Senior notes	—	5,470	2,393	2,586	—	—	10,449
Subordinated notes	—	—	—	21	—	1,397	1,418
Advances from Federal Home Loan Banks	100	4,750	13	9	4	51	4,927
Securitizations and other Bank VIEs (2)	1,000	1,000	2,244	1,423	—	552	6,219
Other	32	532	152	35	42	4	797
Total Bank of America, N.A.	1,132	11,752	4,802	4,074	46	2,004	23,810
Other debt
Structured Liabilities	1,857	5,390	2,468	3,582	1,932	11,211	26,440
Nonbank VIEs (2)	—	5	24	7	—	335	371
Total other debt	1,857	5,395	2,492	3,589	1,932	11,546	26,811
Total long-term debt	$3,270	$31,001	$37,998	$37,636	$25,747	$154,707	$290,359
(1)Total includes $181.2 billion of outstanding notes that are both TLAC eligible and callable one year before their stated maturities, including $2.5 billion during the remainder of 2023, and $21.6 billion, $21.4 billion, $20.8 billion and $24.0 billion during each year of 2024 through 2027, respectively, and $90.8 billion thereafter. For more information on our TLAC eligible and callable outstanding notes, see Liquidity Risk – Diversified Funding Sources in the MD&A of the Corporation’s 2022 Annual Report on Form 10-K.
(2)Represents liabilities of consolidated variable interest entities (VIEs) included in total long-term debt on the Consolidated Balance Sheet.
Total long-term debt increased $14.4 billion to $290.4 billion during the nine months ended September 30, 2023 primarily due to debt issuances, partially offset by debt maturities, redemptions, repurchases and valuation adjustments. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.
During the nine months ended September 30, 2023, we issued $11.3 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. These structured notes are typically issued to meet client demand, and notes with certain attributes may also be TLAC eligible. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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
The ratings and outlooks from Fitch Ratings for the Corporation and its subsidiaries have not changed from those disclosed in the Corporation's 2022 Annual Report on Form 10-K. The ratings and outlooks from Moody’s Investors Service (Moody’s) and Standard and Poor’s Global Ratings (S&P) for the Corporation and its subsidiaries have not changed from those disclosed in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
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
NR = not rated
Finance Subsidiary Issuers and Parent Guarantor
BofA Finance LLC, a Delaware limited liability company (BofA Finance), is a consolidated finance subsidiary of the Corporation that has issued and sold, and is expected to continue to issue and sell, its senior unsecured debt securities (Guaranteed Notes) that are fully and unconditionally guaranteed by the Corporation. The Corporation guarantees the due and punctual payment, on demand, of amounts payable on the Guaranteed Notes if not paid by BofA Finance. In addition, each of BAC Capital Trust XIII, BAC Capital Trust XIV and BAC Capital Trust XV, Delaware statutory trusts (collectively, the Trusts) is a 100 percent owned finance subsidiary of the Corporation that has issued and sold trust preferred securities (the Trust Preferred Securities) or capital securities (the Capital Securities and, together with the Guaranteed Notes and the Trust Preferred Securities, the Guaranteed Securities), as applicable, that remained outstanding at September 30, 2023. The Corporation has fully and unconditionally guaranteed (or effectively provided for the full and unconditional guarantee of) all such securities issued by such finance subsidiaries. For more information regarding such guarantees by the Corporation, see Liquidity Risk – Finance Subsidiary Issuers and Parent Guarantor in the MD&A of the Corporation’s 2022 Annual Report on Form 10-K.
Representations and Warranties Obligations
For information on representations and warranties obligations in connection with the sale of mortgage loans, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.
Credit Risk Management
For information on our credit risk management activities, see the following: Consumer Portfolio Credit Risk Management on page 30, Commercial Portfolio Credit Risk Management on page 35, Non-U.S. Portfolio on page 41, Allowance for Credit Losses on page 42, and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements. For information on the Corporation’s loan modification programs, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements. For more information on the Corporation’s credit risks, see the Credit section within Item 1A. Risk Factors of the Corporation’s 2022 Annual Report on Form 10-K.
During the nine months ended September 30, 2023, our asset quality remained relatively healthy. Our net charge-off ratio increased primarily driven by credit card loans, as delinquency trends continue to slowly increase off of historic lows; however, they remain below the same period in 2019. Nonperforming loans increased modestly compared to December 31, 2022 driven by the commercial real estate office property type, while commercial reservable criticized exposure increased driven by both office as well as other industries that have been impacted by the current environment. Uncertainty remains regarding broader economic impacts as a result of inflationary pressures, rising rates and the current geopolitical environment and could lead to adverse impacts to credit quality metrics in future periods.
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
Consumer Credit Portfolio
During the nine months ended September 30, 2023, the U.S. unemployment rate remained relatively stable and home prices have increased slightly in recent months. During the three and nine months ended September 30, 2023, net charge-offs increased $345 million and $853 million to $804 million and $2.2 billion compared to the same periods in 2022 primarily due to late-stage delinquent credit card loans that were charged off.
The consumer allowance for loan and lease losses increased $930 million during the nine months ended September 30, 2023 to $8.2 billion. For more information, see Allowance for Credit Losses on page 42.
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

Bank of America 30

Table 17 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Table 17	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		September 30 2023	December 31 2022	September 30 2023	December 31 2022	September 30 2023	December 31 2022
Residential mortgage (1)		$229,166	$229,670	$2,185	$2,167	$265	$368
Home equity		25,492	26,563	479	510	—	—
Credit card		99,687	93,421	n/a	n/a	1,016	717
Direct/Indirect consumer (2)		104,059	106,236	128	77	1	2
Other consumer		122	156	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$458,526	$456,046	$2,792	$2,754	$1,282	$1,087
Loans accounted for under the fair value option (3)		253	339
Total consumer loans and leases		$458,779	$456,385
Percentage of outstanding consumer loans and leases (4)		n/a	n/a	0.61%	0.60%	0.28%	0.24%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (4)		n/a	n/a	0.62	0.62	0.23	0.16
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At September 30, 2023 and December 31, 2022, residential mortgage included $180 million and $260 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $85 million and $108 million of loans on which interest was still accruing.
(2)Outstandings primarily includes auto and specialty lending loans and leases of $54.0 billion and $51.8 billion, U.S. securities-based lending loans of $46.5 billion and $50.4 billion at September 30, 2023 and December 31, 2022, and non-U.S. consumer loans of $2.8 billion and $3.0 billion at September 30, 2023 and December 31, 2022.
(3)For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
(4)Excludes consumer loans accounted for under the fair value option. At September 30, 2023 and December 31, 2022, $4 million and $7 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.
n/a = not applicable
Table 18 presents net charge-offs and related ratios for consumer loans and leases.

Table 18	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Residential mortgage	$2	$(3)	$5	$73	—%	(0.01)%	—%	0.04%
Home equity	(14)	(18)	(42)	(72)	(0.22)	(0.25)	(0.22)	(0.35)
Credit card	673	328	1,784	948	2.72	1.53	2.52	1.55
Direct/Indirect consumer	25	9	43	17	0.10	0.03	0.05	0.02
Other consumer	118	143	387	358	n/m	n/m	n/m	n/m
Total	$804	$459	$2,177	$1,324	0.70	0.41	0.64	0.40
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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 50 percent of consumer loans and leases at September 30, 2023. Approximately 51 percent of the residential mortgage portfolio was in Consumer Banking, 46 percent was in GWIM and the remaining portion was in All Other.
Outstanding balances in the residential mortgage portfolio decreased $504 million during the nine months ended September 30, 2023, as paydowns outpaced new originations.
At September 30, 2023 and December 31, 2022, the residential mortgage portfolio included $11.0 billion and $11.7 billion of outstanding fully-insured loans, of which $2.1 billion and $2.2 billion had FHA insurance, with the remainder protected by Fannie Mae long-term standby agreements.
Table 19 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

31 Bank of America

Table 19	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
(Dollars in millions)		September 30 2023	December 31 2022	September 30 2023	December 31 2022
Outstandings		$229,166	$229,670	$218,124	$217,976
Accruing past due 30 days or more		1,447	1,471	925	844
Accruing past due 90 days or more		265	368	—	—
Nonperforming loans (2)		2,185	2,167	2,185	2,167
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		1%	1%	1%	1%
Refreshed LTV greater than 100		—	—	—	—
Refreshed FICO below 620		1	1	1	1
(1)Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the residential mortgage portfolio of $2.2 billion remained relatively unchanged during the nine months ended September 30, 2023. Of the nonperforming residential mortgage loans at September 30, 2023, $1.3 billion, or 61 percent, were current on contractual payments. Loans accruing past due 30 days or more increased $81 million.
Of the $218.1 billion in total residential mortgage loans outstanding at September 30, 2023, $62.8 billion, or 29 percent, of loans were originated as interest-only. The outstanding balance of interest-only residential mortgage loans that had entered the amortization period was $3.5 billion, or six percent, at September 30, 2023. Residential mortgage loans that have entered the amortization period generally experience a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At September 30, 2023, $66 million, or two percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $925 million, or less than one percent, for the entire residential mortgage portfolio. In addition, at September 30, 2023, $199 million, or six percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $63 million were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of 3 to 10 years. Substantially all of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2025 or later.
Table 20 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. The Los Angeles-Long Beach-Santa Ana Metropolitan Statistical Area (MSA) within California represented 14 percent of outstandings at both September 30, 2023 and December 31, 2022. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 15 percent of outstandings at both September 30, 2023 and December 31, 2022.

Table 20	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	September 30 2023	December 31 2022	September 30 2023	December 31 2022	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2023	2022	2023	2022
California	$81,168	$80,878	$671	$656	$1	$(2)	$—	$38
New York	26,031	26,228	331	328	—	(1)	3	4
Florida	15,445	15,225	135	145	—	—	(2)	(1)
Texas	9,404	9,399	93	88	—	—	1	1
New Jersey	8,724	8,810	99	96	—	(1)	(1)	2
Other	77,352	77,436	856	854	1	1	4	29
Residential mortgage loans	$218,124	$217,976	$2,185	$2,167	$2	$(3)	$5	$73
Fully-insured loan portfolio	11,042	11,694
Total residential mortgage loan portfolio	$229,166	$229,670
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

Bank of America 32

Home Equity
At September 30, 2023, the home equity portfolio made up six percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans. We no longer originate home equity loans or reverse mortgages.
At September 30, 2023, 83 percent of the home equity portfolio was in Consumer Banking, seven percent was in All Other and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $1.1 billion during the nine months ended September 30, 2023 primarily due to paydowns outpacing draws on existing lines and new originations. Of the total home equity portfolio at September 30, 2023 and December 31, 2022, $10.2 billion and $11.1 billion, or 40 percent and 42 percent, were in first-lien positions. At September 30, 2023, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $4.4 billion, or 17 percent, of our total home equity portfolio.
Unused HELOCs totaled $45.0 billion and $42.4 billion at September 30, 2023 and December 31, 2022. The HELOC utilization rate was 35 percent and 38 percent at September 30, 2023 and December 31, 2022.
Table 21 presents certain home equity portfolio key credit statistics.

Table 21	Home Equity – Key Credit Statistics (1)

(Dollars in millions)	September 30 2023	December 31 2022
Outstandings	$25,492	$26,563
Accruing past due 30 days or more	94	96
Nonperforming loans (2)	479	510
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	—%	—%
Refreshed CLTV greater than 100	—	—
Refreshed FICO below 620	3	2
(1)Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the home equity portfolio decreased $31 million to $479 million at September 30, 2023, primarily driven by returns to performing status and paydowns outpacing new additions. Of the nonperforming home equity loans at September 30, 2023, $273 million, or 57 percent, were current on contractual payments. In addition, $118 million, or 25 percent, were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due remained relatively unchanged during the nine months ended September 30, 2023.
Of the $25.5 billion in total home equity portfolio outstandings at September 30, 2023, as shown in Table 21, 11 percent require interest-only payments. The outstanding balance of HELOCs that had reached the end of their draw period and entered the amortization period was $4.3 billion at
September 30, 2023. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At September 30, 2023, $45 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at September 30, 2023, $310 million, or seven percent, were nonperforming.
For our interest-only HELOC portfolio, we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines; however, we can infer some of this information through a review of our HELOC portfolio that we service and is still in its revolving period. During the three months ended September 30, 2023, 29 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.

33 Bank of America

Table 22 presents outstandings, nonperforming balances and net recoveries by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 12 percent of the outstanding home equity portfolio at both September 30, 2023 and December 31, 2022. The Los Angeles-Long Beach-Santa Ana MSA within California made up 10 percent and 11 percent of the outstanding home equity portfolio at September 30, 2023 and December 31, 2022.

Table 22	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-Offs
	September 30 2023	December 31 2022	September 30 2023	December 31 2022	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2023	2022	2023	2022
California	$6,948	$7,406	$116	$119	$(3)	$(4)	$(5)	$(17)
Florida	2,599	2,743	57	63	(3)	(5)	(8)	(18)
New Jersey	1,898	2,047	48	53	—	(1)	(3)	(1)
New York	1,637	1,806	75	80	(2)	(1)	(6)	(4)
Texas	1,358	1,284	15	14	—	—	—	—
Other	11,052	11,277	168	181	(6)	(7)	(20)	(32)
Total home equity loan portfolio	$25,492	$26,563	$479	$510	$(14)	$(18)	$(42)	$(72)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Credit Card
At September 30, 2023, 97 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio increased $6.3 billion during the nine months ended September 30, 2023 to $99.7 billion as purchase volume and card transfers more than offset payments. Net charge-offs increased $345 million to $673 million and $836 million to $1.8 billion during the three and nine months ended September 30, 2023 compared to the same periods in 2022, primarily due to late-stage delinquent credit card loans that were charged off. Credit card loans 30 days or more past due and still accruing interest increased $592 million, and 90 days or more past due and still accruing interest increased $299 million at September 30, 2023.
Unused lines of credit for credit card increased to $391.3 billion at September 30, 2023 from $370.1 billion at December 31, 2022.
Table 23 presents certain state concentrations for the credit card portfolio.

Table 23	Credit Card State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	September 30 2023	December 31 2022	September 30 2023	December 31 2022	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2023	2022	2023	2022
California	$16,418	$15,363	$178	$126	$120	$58	$317	$164
Florida	10,205	9,512	139	100	89	44	238	130
Texas	8,767	8,125	104	72	64	30	169	87
New York	5,702	5,381	72	56	52	25	142	71
Washington	5,217	4,844	33	21	21	9	53	25
Other	53,378	50,196	490	342	327	162	865	471
Total credit card portfolio	$99,687	$93,421	$1,016	$717	$673	$328	$1,784	$948
Direct/Indirect Consumer
At September 30, 2023, 52 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and recreational vehicle lending) and 48 percent was included in GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio decreased $2.2 billion during the nine months ended September 30, 2023 to $104.1 billion driven by declines in securities-based lending stemming from higher paydown activity due to higher interest rates, partially offset by growth in our auto portfolio.

Bank of America 34

Table 24 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 24	Direct/Indirect State Concentrations

	Outstandings		Nonperforming		Net Charge-offs
	September 30 2023	December 31 2022	September 30 2023	December 31 2022	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2023	2022	2023	2022
California	$15,193	$15,516	$23	$12	$5	$1	$11	$4
Florida	13,606	13,783	15	10	3	2	6	2
Texas	9,743	9,837	13	9	2	2	5	3
New York	7,491	7,891	9	5	2	1	4	2
New Jersey	4,341	4,456	4	3	1	1	2	1
Other	53,685	54,753	64	38	12	2	15	5
Total direct/indirect loan portfolio	$104,059	$106,236	$128	$77	$25	$9	$43	$17
Other Consumer
Other consumer primarily consists of deposit overdraft balances. Net charge-offs increased $29 million to $387 million during the nine months ended September 30, 2023 compared to the same period in 2022, primarily driven by higher overdraft losses due to industry-wide increases in check fraud activity.
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 25 presents nonperforming consumer loans, leases and foreclosed properties activity for the three and nine months ended September 30, 2023 and 2022. Nonperforming consumer loans of $2.8 billion remained relatively unchanged during the nine months ended September 30, 2023.
At September 30, 2023, $502 million, or 18 percent, of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at September 30, 2023, $1.6 billion, or 59 percent, of nonperforming consumer loans were current and classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties decreased $9 million during the nine months ended September 30, 2023 to $112 million.

Table 25	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022
Nonperforming loans and leases, beginning of period	$2,729	$2,866	$2,754	$2,989
Additions	297	236	808	1,245
Reductions:
Paydowns and payoffs	(117)	(124)	(351)	(446)
Sales	(2)	(1)	(6)	(401)
Returns to performing status (1)	(91)	(193)	(353)	(552)
Charge-offs	(13)	(12)	(38)	(50)
Transfers to foreclosed properties	(11)	(12)	(22)	(25)
Total net additions/(reductions) to nonperforming loans and leases	63	(106)	38	(229)
Total nonperforming loans and leases, September 30	2,792	2,760	2,792	2,760
Foreclosed properties, September 30	112	125	112	125
Nonperforming consumer loans, leases and foreclosed properties, September 30 (2)	$2,904	$2,885	$2,904	$2,885
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (3)	0.61%	0.61%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (3)	0.63	0.64
(1)Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.
(2)Includes repossessed non-real estate assets of $19 million for both the three and nine months ended September 30, 2023 and $0 million for both the three and nine months ended September 30, 2022.
(3)Outstanding consumer loans and leases exclude loans accounted for under the fair value option.

Commercial Portfolio Credit Risk Management
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure continue to be aligned with our risk appetite. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 30, 32 and 35 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, see Table 32 and Commercial Portfolio Credit Risk Management – Industry Concentrations on page 39.
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

35 Bank of America

Commercial Credit Portfolio
Outstanding commercial loans and leases increased $1.0 billion during the nine months ended September 30, 2023 due to growth in commercial real estate, primarily in Global Banking, and U.S. small business commercial. During the nine months ended September 30, 2023, commercial credit quality deteriorated as nonperforming commercial loans and reservable criticized utilized exposure increased primarily driven by the commercial real estate office property type; however, the commercial net charge-off ratio of 0.10 percent for the nine months ended September 30, 2023 remained low.
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
The commercial allowance for loan and lease losses decreased $325 million during the nine months ended September 30, 2023 to $5.1 billion, primarily driven by certain improved macroeconomic conditions. For more information, see Allowance for Credit Losses on page 42.
Total commercial utilized credit exposure decreased $4.0 billion during the nine months ended September 30, 2023 to $700.9 billion primarily driven by lower standby letters of credit (SBLCs) and financial guarantees and debt securities and other investments. The utilization rate for loans and leases, SBLCs and financial guarantees, and commercial letters of credit, in the aggregate, was 55 percent and 56 percent at September 30, 2023 and December 31, 2022.
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

Table 26	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	September 30 2023	December 31 2022	September 30 2023	December 31 2022	September 30 2023	December 31 2022
Loans and leases	$590,370	$589,362	$507,139	$487,772	$1,097,509	$1,077,134
Derivative assets (5)	47,464	48,642	—	—	47,464	48,642
Standby letters of credit and financial guarantees	31,601	33,376	1,833	1,266	33,434	34,642
Debt securities and other investments	17,922	20,195	3,705	2,551	21,627	22,746
Loans held-for-sale	6,377	6,112	2,332	3,729	8,709	9,841
Operating leases	5,368	5,509	—	—	5,368	5,509
Commercial letters of credit	947	973	254	28	1,201	1,001
Other	856	698	—	—	856	698
Total	$700,905	$704,867	$515,263	$495,346	$1,216,168	$1,200,213
(1)Commercial utilized exposure includes loans of $4.0 billion and $5.4 billion accounted for under the fair value option at September 30, 2023 and December 31, 2022.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $1.8 billion and $3.0 billion at September 30, 2023 and December 31, 2022.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.6 billion and $10.4 billion at September 30, 2023 and December 31, 2022.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $32.9 billion and $33.8 billion at September 30, 2023 and December 31, 2022. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $53.9 billion and $51.6 billion at September 30, 2023 and December 31, 2022, which consists primarily of other marketable securities.
Nonperforming commercial loans increased $987 million during the nine months ended September 30, 2023 primarily in commercial real estate, partially offset by non-U.S. commercial. Table 27 presents our commercial loans and leases portfolio and related credit quality information at September 30, 2023 and December 31, 2022.

Bank of America 36

Table 27	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2023	December 31 2022	September 30 2023	December 31 2022	September 30 2023	December 31 2022
Commercial and industrial:
U.S. commercial	$356,330	$358,481	$561	$553	$85	$190
Non-U.S. commercial	123,713	124,479	102	212	4	25
Total commercial and industrial	480,043	482,960	663	765	89	215
Commercial real estate	73,193	69,766	1,343	271	6	46
Commercial lease financing	13,904	13,644	18	4	5	8
	567,140	566,370	2,024	1,040	100	269
U.S. small business commercial (1)	19,233	17,560	17	14	185	355
Commercial loans excluding loans accounted for under the fair value option	$586,373	$583,930	$2,041	$1,054	$285	$624
Loans accounted for under the fair value option (2)	3,997	5,432
Total commercial loans and leases	$590,370	$589,362
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option includes U.S. commercial of $2.5 billion and $2.9 billion and non-U.S. commercial of $1.5 billion and $2.5 billion at September 30, 2023 and December 31, 2022. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
Table 28 presents net charge-offs and related ratios for our commercial loans and leases for the three and nine months ended September 30, 2023 and 2022.

Table 28	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Commercial and industrial:
U.S. commercial	$5	$23	$57	$24	0.01%	0.03%	0.02%	0.01%
Non-U.S. commercial	(2)	(6)	18	(10)	(0.01)	(0.02)	0.02	(0.01)
Total commercial and industrial	3	17	75	14	—	0.01	0.02	—
Commercial real estate	39	13	130	32	0.21	0.08	0.24	0.07
Commercial lease financing	3	(1)	3	3	0.08	(0.05)	0.02	0.03
	45	29	208	49	0.03	0.02	0.05	0.01
U.S. small business commercial	82	32	222	110	1.74	0.72	1.62	0.82
Total commercial	$127	$61	$430	$159	0.09	0.04	0.10	0.04
(1)Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.
Table 29 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure increased $4.4 billion during the nine months ended September 30, 2023 driven by the commercial real estate office property type and U.S. commercial, partially offset by non-U.S. commercial. At both September 30, 2023 and December 31, 2022, 88 percent of commercial reservable criticized utilized exposure was secured.

Table 29		Commercial Reservable Criticized Utilized Exposure (1, 2)

(Dollars in millions)	September 30, 2023		December 31, 2022
Commercial and industrial:
U.S. commercial	$12,738	3.33%	$10,724	2.78%
Non-U.S. commercial	2,067	1.60	2,665	2.04
Total commercial and industrial	14,805	2.89	13,389	2.59
Commercial real estate	8,164	10.95	5,201	7.30
Commercial lease financing	201	1.44	240	1.76
	23,170	3.86	18,830	3.13
U.S. small business commercial	552	2.87	444	2.53
Total commercial reservable criticized utilized exposure	$23,722	3.83	$19,274	3.12
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $22.8 billion and $18.5 billion and commercial letters of credit of $920 million and $817 million at September 30, 2023 and December 31, 2022.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.

37 Bank of America

Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At September 30, 2023, 62 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 22 percent in Global Markets, 14 percent in GWIM (loans that provide financing for asset purchases, business investments and other liquidity needs for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans decreased $2.2 billion, or one percent, during the nine months ended September 30, 2023 primarily driven by Global Banking. Reservable criticized utilized exposure increased $2.0 billion, or 19 percent, driven by increases across a broad range of industries.
Non-U.S. Commercial
At September 30, 2023, 63 percent of the non-U.S. commercial loan portfolio was managed in Global Banking, 36 percent in Global Markets and the remainder in GWIM. Non-U.S. commercial loans decreased $766 million, or one percent, during the nine months ended September 30, 2023 primarily driven by Global Banking. Reservable criticized utilized exposure decreased $598 million, or 22 percent, due to upgrades and sales of Russian exposure. For information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 41.
Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans increased $3.4 billion, or five percent, during the nine months ended September 30, 2023 to
$73.2 billion with increases across multiple property types. The commercial real estate portfolio is primarily managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 20 percent and 19 percent of commercial real estate at September 30, 2023 and December 31, 2022.
Reservable criticized utilized exposure increased $3.0 billion, or 57 percent, during the nine months ended September 30, 2023, primarily driven by office loans. Office loans represented the largest property type concentration at 25 percent of the commercial real estate portfolio at September 30, 2023, but only represented approximately two percent of total loans for the Corporation. This property type is roughly 75 percent Class A and has origination loan-to-value of approximately 55 percent. Reservable criticized exposure for the office property type was $5.1 billion at September 30, 2023, and approximately $8.7 billion of office loans are scheduled to mature by the end of 2024. Although we have seen collateral value declines in this property type, the majority of these loans remain adequately secured as of September 30, 2023.
For the three and nine months ended September 30, 2023 and 2022, we continued to see low default rates. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures for management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Table 30 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 30	Outstanding Commercial Real Estate Loans

(Dollars in millions)	September 30 2023	December 31 2022
By Geographic Region
Northeast	$15,964	$15,601
California	14,387	13,360
Southwest	9,401	8,723
Southeast	8,336	7,713
Florida	5,119	5,374
Midwest	3,445	3,419
Illinois	3,425	3,327
Midsouth	2,719	2,716
Northwest	2,030	1,959
Non-U.S.	5,933	5,518
Other	2,434	2,056
Total outstanding commercial real estate loans	$73,193	$69,766
By Property Type
Non-residential
Office	$18,122	$18,230
Industrial / Warehouse	14,430	13,775
Multi-family rental	11,232	10,412
Shopping centers / Retail	5,806	5,830
Hotel / Motels	5,569	5,696
Multi-use	2,762	2,403
Other	14,115	12,241
Total non-residential	72,036	68,587
Residential	1,157	1,179
Total outstanding commercial real estate loans	$73,193	$69,766

Bank of America 38

U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking, and included $415 million and $1.0 billion of PPP loans outstanding at September 30, 2023 and December 31, 2022. PPP loans decreased $593 million during the nine months ended September 30, 2023 primarily due to repayment of the loans by the Small Business Administration (SBA) under the terms of the program. Excluding PPP, credit card-related products were 55 percent and 53 percent of the U.S. small business commercial portfolio at September 30, 2023 and December 31, 2022 and represented 100 percent and 99 percent of the net charge-offs for the three and nine months ended September 30, 2023 compared to 100 percent for both the three and nine months ended September 30, 2022. The decrease of $170 million in accruing past due 90 days or more for the nine months ended September 30, 2023 was driven by the repayment of PPP loans, which are fully guaranteed by the SBA.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 31 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and nine months ended September 30, 2023 and 2022. Nonperforming loans do not include loans accounted for under the fair value option. During the nine months ended September 30, 2023, nonperforming commercial loans and leases increased $987 million to $2.0 billion. At September 30, 2023, 99 percent of commercial nonperforming loans, leases and foreclosed properties were secured, and 63 percent were contractually current. Commercial nonperforming loans were carried at 89 percent of their unpaid principal balance, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

Table 31	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022
Nonperforming loans and leases, beginning of period	$1,397	$1,298	$1,054	$1,578
Additions	875	307	1,778	811
Reductions:
Paydowns	(153)	(180)	(396)	(681)
Sales	—	(12)	(3)	(53)
Returns to performing status (3)	(2)	(148)	(61)	(299)
Charge-offs	(67)	(42)	(242)	(94)
Transfers to foreclosed properties	—	—	(23)	—
Transfers to loans held-for-sale	(9)	—	(66)	(39)
Total net additions / (reductions) to nonperforming loans and leases	644	(75)	987	(355)
Total nonperforming loans and leases, September 30	2,041	1,223	2,041	1,223
Foreclosed properties, September 30	48	48	48	48
Nonperforming commercial loans, leases and foreclosed properties, September 30	$2,089	$1,271	$2,089	$1,271
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.35%	0.21%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.36	0.22
(1)Balances do not include nonperforming loans held-for-sale of $173 million and $222 million at September 30, 2023 and 2022.
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
Commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $16.0 billion during the nine months ended September 30, 2023 to $1.2 trillion. The increase in commercial committed exposure was concentrated in Asset managers and funds, Capital goods, and Retailing.
For information on industry limits, see Commercial Portfolio Credit Risk Management – Industry Concentrations in the MD&A of the Corporation’s 2022 Annual Report on Form 10-K.
Asset managers and funds, our largest industry concentration with committed exposure of $173.5 billion, increased $8.4 billion, primarily driven by exposure to the Capital markets industry group during the nine months ended September 30, 2023.
Real estate, our second largest industry concentration with committed exposure of $99.8 billion remained relatively unchanged during the nine months ended September 30, 2023. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 38.
Capital goods, our third largest industry concentration with committed exposure of $93.3 billion, increased $6.0 billion, or seven percent, during the nine months ended September 30, 2023. The increase in committed exposure occurred primarily as a result of increases in Trading companies and distributors and Machinery, partially offset by a decrease in Industrial conglomerates.
There is uncertainty in the U.S. and global economies due to various macroeconomic challenges including geopolitical, inflationary pressures and elevated interest rates, and a number of industries may continue to be adversely impacted due to these conditions. We continue to monitor all industries, particularly higher risk industries that are experiencing or could experience a more significant impact to their financial condition.

39 Bank of America

Table 32	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	September 30 2023	December 31 2022	September 30 2023	December 31 2022
Asset managers and funds	$106,525	$106,842	$173,531	$165,087
Real estate (3)	73,318	72,180	99,840	99,722
Capital goods	48,858	45,580	93,327	87,314
Finance companies	56,733	55,248	81,968	79,546
Healthcare equipment and services	34,986	33,554	61,151	58,761
Retailing	26,261	24,785	57,664	53,714
Materials	25,132	26,304	55,496	55,589
Food, beverage and tobacco	22,609	23,232	49,678	47,486
Consumer services	27,735	26,980	49,395	47,372
Government and public education	32,058	34,861	46,602	48,134
Individuals and trusts	32,297	34,897	43,323	45,572
Commercial services and supplies	24,089	23,628	42,992	41,596
Utilities	17,806	20,292	38,220	40,164
Transportation	24,004	22,273	36,607	33,858
Energy	13,855	15,132	36,312	36,043
Global commercial banks	27,544	27,217	30,313	29,293
Technology hardware and equipment	10,796	11,441	29,812	29,825
Media	14,427	14,781	25,817	28,216
Software and services	10,160	12,961	24,839	25,633
Insurance	11,357	10,224	21,811	19,444
Vehicle dealers	14,359	12,909	21,334	20,638
Consumer durables and apparel	9,437	10,009	20,462	21,389
Pharmaceuticals and biotechnology	7,294	7,547	20,244	26,208
Telecommunication services	9,276	9,679	17,005	17,349
Automobiles and components	7,207	8,774	15,447	16,911
Food and staples retailing	7,973	7,157	13,698	11,908
Financial markets infrastructure (clearinghouses)	2,409	3,913	4,762	8,752
Religious and social organizations	2,400	2,467	4,518	4,689
Total commercial credit exposure by industry	$700,905	$704,867	$1,216,168	$1,200,213
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.6 billion and $10.4 billion at September 30, 2023 and December 31, 2022.
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
At September 30, 2023 and December 31, 2022, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $8.9 billion and $9.0 billion. We recorded net losses of $23 million and $134 million for the three and nine months ended September 30, 2023 compared to net losses of $56 million and $66 million for the three and nine months ended September 30, 2022. The gains and losses on these instruments were largely offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 38. For more information, see Trading Risk Management on page 44.
Tables 33 and 34 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at September 30, 2023 and December 31, 2022.

Table 33	Net Credit Default Protection by Maturity

	September 30 2023	December 31 2022
Less than or equal to one year	52%	14%
Greater than one year and less than or equal to five years	47	85
Greater than five years	1	1
Total net credit default protection	100%	100%

Table 34	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
(Dollars in millions)	September 30, 2023		December 31, 2022
Ratings (2, 3)
AAA	$(479)	5.4%	$(379)	4.0%
AA	(865)	9.7	(867)	10.0
A	(4,222)	47.5	(3,257)	36.0
BBB	(1,921)	21.6	(2,476)	28.0
BB	(736)	8.3	(1,049)	12.0
B	(597)	6.7	(676)	7.0
CCC and below	(73)	0.8	(93)	1.0
NR (4)	2	—	(182)	2.0
Total net credit default protection	$(8,891)	100.0%	$(8,979)	100.0%
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
Table 35 presents our 20 largest non-U.S. country exposures at September 30, 2023. These exposures accounted for 89 percent of our total non-U.S. exposure at both September 30, 2023 and December 31, 2022. Net country exposure for these 20 countries decreased $27.0 billion in 2023 primarily driven by decreases in Germany, Japan and France.

Table 35	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at September 30 2023	Hedges and Credit Default Protection	Net Country Exposure at September 30 2023	Increase (Decrease) from December 31 2022
United Kingdom	$26,274	$18,599	$7,991	$4,606	$57,470	$(3,037)	$54,433	$(912)
Germany	21,785	9,912	1,325	2,563	35,585	(2,224)	33,361	(12,365)
Canada	12,090	9,625	1,085	3,501	26,301	(416)	25,885	312
France	14,031	7,956	901	1,433	24,321	(2,312)	22,009	(4,584)
Australia	13,915	5,045	721	2,438	22,119	(286)	21,833	1,616
Japan	8,505	1,792	1,432	4,592	16,321	(800)	15,521	(7,566)
Brazil	9,072	1,265	607	3,983	14,927	(55)	14,872	2,372
India	7,017	221	626	3,491	11,355	(43)	11,312	543
Ireland	8,073	1,347	148	240	9,808	(21)	9,787	697
Singapore	4,562	491	214	4,220	9,487	(19)	9,468	(139)
South Korea	6,002	897	619	1,743	9,261	(41)	9,220	94
China	5,040	317	841	3,102	9,300	(238)	9,062	(1,746)
Mexico	4,894	1,635	530	1,477	8,536	(57)	8,479	1,087
Switzerland	4,808	3,328	370	283	8,789	(773)	8,016	(2,672)
Netherlands	2,814	4,394	822	414	8,444	(1,689)	6,755	(2,528)
Hong Kong	4,170	618	382	1,096	6,266	(15)	6,251	(1,020)
Spain	2,779	1,851	155	945	5,730	(386)	5,344	(497)
Italy	3,676	1,371	235	672	5,954	(787)	5,167	(501)
Belgium	1,536	1,513	345	1,021	4,415	(214)	4,201	338
Sweden	1,326	1,810	111	219	3,466	(406)	3,060	456
Total top 20 non-U.S. countries exposure	$162,369	$73,987	$19,460	$42,039	$297,855	$(13,819)	$284,036	$(27,015)
Our largest non-U.S. country exposure at September 30, 2023 was the United Kingdom with net exposure of $54.4 billion, which represents a decrease of $912 million from December 31, 2022. The decrease was primarily driven by lower exposure with financial institutions. Our second largest non-U.S. country exposure was Germany with net exposure of $33.4 billion at September 30, 2023, a decrease of $12.4 billion from December 31, 2022. The decrease was primarily driven by lower deposits with the central bank.

41 Bank of America

Allowance for Credit Losses
The allowance for credit losses increased $418 million from December 31, 2022 to $14.6 billion at September 30, 2023, which included a $921 million reserve increase related to the consumer portfolio and a $503 million reserve decrease related to the commercial portfolio. The increase in the allowance reflected a reserve build in our consumer portfolio primarily due to credit card loan growth and asset quality, partially offset by a reserve release in our commercial portfolio primarily driven by certain improved macroeconomic conditions. The allowance also includes the impact of the accounting change to remove the recognition and measurement guidance on troubled debt restructurings, which reduced the allowance for credit losses by $243 million on January 1, 2023. For more information on this change in accounting guidance, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Table 36 presents an allocation of the allowance for credit losses by product type at September 30, 2023 and December 31, 2022.

Table 36	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	September 30, 2023			December 31, 2022
Allowance for loan and lease losses
Residential mortgage	$344	2.59%	0.15%	$328	2.59%	0.14%
Home equity	68	0.51	0.27	92	0.73	0.35
Credit card	6,987	52.59	7.01	6,136	48.38	6.57
Direct/Indirect consumer	671	5.05	0.64	585	4.61	0.55
Other consumer	97	0.73	n/m	96	0.76	n/m
Total consumer	8,167	61.47	1.78	7,237	57.07	1.59
U.S. commercial (2)	2,764	20.80	0.74	3,007	23.71	0.80
Non-U.S. commercial	918	6.91	0.74	1,194	9.41	0.96
Commercial real estate	1,393	10.48	1.90	1,192	9.40	1.71
Commercial lease financing	45	0.34	0.33	52	0.41	0.38
Total commercial	5,120	38.53	0.87	5,445	42.93	0.93
Allowance for loan and lease losses	13,287	100.00%	1.27	12,682	100.00%	1.22
Reserve for unfunded lending commitments	1,353			1,540
Allowance for credit losses	$14,640			$14,222
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $983 million and $844 million at September 30, 2023 and December 31, 2022.
n/m = not meaningful
Net charge-offs for the three and nine months ended September 30, 2023 were $931 million and $2.6 billion compared to $520 million and $1.5 billion for the same periods in 2022 primarily due to late-stage delinquent credit card loans that were charged off. The provision for credit losses increased $336 million to $1.2 billion and $1.8 billion to $3.3 billion for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The provision for credit losses for the current-year periods was driven by our consumer portfolio primarily due to credit card loan growth and asset quality, partially offset by certain improved macroeconomic conditions that primarily benefited our commercial portfolio. In addition, provision for credit losses for the three months ended September 30, 2023 benefited from commercial net paydowns. For the three-month period in the prior year, the provision for credit losses was primarily driven by loan growth and a dampened macroeconomic outlook and the nine-month period was driven by the same factors as well as a reserve build related to Russian exposure, partially offset by asset quality improvement and reduced COVID-19 pandemic uncertainties.
The provision for credit losses for the consumer portfolio, including unfunded lending commitments, increased $496 million to $1.2 billion and $2.1 billion to $3.3 billion for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The provision for credit losses for the commercial portfolio, including unfunded lending commitments, decreased $160 million to $16 million and decreased $278 million to $26 million for the three and nine months ended September 30, 2023 compared to the same periods in 2022.
Table 37 presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for the three and nine months ended September 30, 2023 and 2022. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

Bank of America 42

Table 37	Allowance for Credit Losses

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2023	2022	2023	2022
Allowance for loan and lease losses, December 31		n/a	n/a	$12,682	$12,387
January 1, 2023 adoption of credit loss standard		n/a	n/a	(243)	n/a
Allowance for loan and lease losses, beginning of period		$12,950	$11,973	12,439	12,387
Loans and leases charged off
Residential mortgage		(8)	(5)	(26)	(155)
Home equity		(7)	(8)	(18)	(41)
Credit card		(814)	(487)	(2,220)	(1,452)
Direct/Indirect consumer		(57)	(63)	(153)	(184)
Other consumer		(123)	(146)	(406)	(371)
Total consumer charge-offs		(1,009)	(709)	(2,823)	(2,203)
U.S. commercial (1)		(131)	(85)	(371)	(239)
Non-U.S. commercial		—	(1)	(31)	(3)
Commercial real estate		(44)	(14)	(139)	(37)
Commercial lease financing		(3)	—	(3)	(5)
Total commercial charge-offs		(178)	(100)	(544)	(284)
Total loans and leases charged off		(1,187)	(809)	(3,367)	(2,487)
Recoveries of loans and leases previously charged off
Residential mortgage		6	8	21	82
Home equity		21	26	60	113
Credit card		141	159	436	504
Direct/Indirect consumer		32	54	110	167
Other consumer		5	3	19	13
Total consumer recoveries		205	250	646	879
U.S. commercial (2)		44	30	92	105
Non-U.S. commercial		2	7	13	13
Commercial real estate		5	1	9	5
Commercial lease financing		—	1	—	2
Total commercial recoveries		51	39	114	125
Total recoveries of loans and leases previously charged off		256	289	760	1,004
Net charge-offs		(931)	(520)	(2,607)	(1,483)
Provision for loan and lease losses		1,268	845	3,477	1,394
Other		—	4	(22)	4
Allowance for loan and lease losses, September 30		13,287	12,302	13,287	12,302
Reserve for unfunded lending commitments, beginning of period		1,388	1,461	1,540	1,456
Provision for unfunded lending commitments		(34)	53	(187)	57
Other		(1)	1	—	2
Reserve for unfunded lending commitments, September 30		1,353	1,515	1,353	1,515
Allowance for credit losses, September 30		$14,640	$13,817	$14,640	$13,817

Loan and allowance ratios (3) :
Loans and leases outstanding at September 30		$1,044,899	$1,027,615	$1,044,899	$1,027,615
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at September 30		1.27%	1.20%	1.27%	1.20%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at September 30		1.78	1.53	1.78	1.53
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at September 30		0.87	0.94	0.87	0.94
Average loans and leases outstanding		$1,041,972	$1,029,084	$1,040,116	$1,003,014
Annualized net charge-offs as a percentage of average loans and leases outstanding		0.35%	0.20%	0.34%	0.20%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at September 30		275	309	275	309
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs		3.60	5.96	3.81	6.20
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at September 30 (4)		$5,330	$6,746	$5,330	$6,746
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at September 30 (4)		165%	140%	165%	140%
(1)Includes U.S. small business commercial charge-offs of $94 million and $254 million for the three and nine months ended September 30, 2023 compared to $43 million and $150 million for the same periods in 2022.
(2)Includes U.S. small business commercial recoveries of $12 million and $32 million for the three and nine months ended September 30, 2023 compared to $11 million and $40 million for the same periods in 2022.
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
Table 38 presents period-end, average, high and low daily trading VaR for the three months ended September 30, 2023, June 30, 2023 and September 30, 2022 using a 99 percent confidence level as well as average daily trading VaR for the nine months ended September 30, 2023 and 2022. The amounts disclosed in Table 38 and Table 39 align to the view of covered positions used in the Basel 3 capital calculations. Foreign exchange and commodity positions are always considered covered positions, regardless of trading or banking treatment for the trade, except for structural foreign currency positions that are excluded with prior regulatory approval.
The average of total covered positions and less liquid trading positions portfolio VaR for the three months ended September 30, 2023 compared to the prior quarter remained stable.

Table 38	Market Risk VaR for Trading Activities

	Three Months Ended												Nine Months Ended September 30
	September 30, 2023				June 30, 2023				September 30, 2022
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	2023 Average	2022 Average
Foreign exchange	$25	$25	$33	$12	$22	$29	$42	$16	$24	$19	$32	$12	$29	$18
Interest rate	46	51	86	35	42	50	74	36	35	34	55	25	48	36
Credit	62	49	62	43	50	50	54	47	90	68	95	54	61	68
Equity	13	15	23	11	24	24	56	13	22	16	23	12	19	20
Commodities	10	8	10	6	8	9	12	7	12	13	18	9	9	13
Portfolio diversification	(90)	(92)	n/a	n/a	(85)	(98)	n/a	n/a	(102)	(85)	n/a	n/a	(104)	(88)
Total covered positions portfolio	66	56	74	41	61	64	85	53	81	65	95	42	62	67
Impact from less liquid exposures (2)	21	13	n/a	n/a	8	12	n/a	n/a	82	52	n/a	n/a	22	38
Total covered positions and less liquid trading positions portfolio	87	69	91	52	69	76	105	63	163	117	173	84	84	105
Fair value option loans	16	19	21	16	19	20	26	15	59	50	60	37	27	52
Fair value option hedges	10	11	13	9	12	16	20	12	17	16	18	13	14	17
Fair value option portfolio diversification	(14)	(17)	n/a	n/a	(19)	(24)	n/a	n/a	(39)	(36)	n/a	n/a	(24)	(35)
Total fair value option portfolio	12	13	14	12	12	12	14	11	37	30	37	23	17	34
Portfolio diversification	(2)	(5)	n/a	n/a	(6)	(7)	n/a	n/a	(5)	(4)	n/a	n/a	(7)	(13)
Total market-based portfolio	$97	$77	103	58	$75	$81	113	66	$195	$143	203	103	$94	$126
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

Bank of America 44

Additional VaR statistics produced within our single VaR model are provided in Table 39 at the same level of detail as in Table 38. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio, as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 39 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for the three months ended September 30, 2023, June 30, 2023 and September 30, 2022.

Table 39	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	Three Months Ended
	September 30, 2023		June 30, 2023		September 30, 2022
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$25	$16	$29	$19	$19	$11
Interest rate	51	28	50	27	34	18
Credit	49	29	50	29	68	26
Equity	15	7	24	12	16	8
Commodities	8	5	9	5	13	7
Portfolio diversification	(92)	(53)	(98)	(56)	(85)	(43)
Total covered positions portfolio	56	32	64	36	65	27
Impact from less liquid exposures	13	6	12	7	52	7
Total covered positions and less liquid trading positions portfolio	69	38	76	43	117	34
Fair value option loans	19	11	20	13	50	14
Fair value option hedges	11	7	16	10	16	10
Fair value option portfolio diversification	(17)	(11)	(24)	(15)	(36)	(13)
Total fair value option portfolio	13	7	12	8	30	11
Portfolio diversification	(5)	(4)	(7)	(6)	(4)	(7)
Total market-based portfolio	$77	$41	$81	$45	$143	$38
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. For more information on our backtesting process, see Trading Risk Management – Backtesting in the MD&A of the Corporation’s 2022 Annual Report on Form 10-K.
During the three and nine months ended September 30, 2023, there were no days where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period.
Total Trading-related Revenue
Total trading-related revenue, excluding brokerage fees, and CVA, DVA and funding valuation adjustment gains (losses), represents the total amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. For more information, see Trading Risk Management – Total Trading-
related Revenue in the MD&A of the Corporation’s 2022 Annual Report on Form 10-K.
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended September 30, 2023 compared to the three months ended June 30, 2023 and March 31, 2023. During the three months ended September 30, 2023, positive trading-related revenue was recorded for 100 percent of the trading days, of which 94 percent were daily trading gains of over $25 million. This compares to the three months ended June 30, 2023 where positive trading-related revenue was recorded for 100 percent of the trading days, of which 95 percent were daily trading gains of over $25 million. During the three months ended March 31, 2023, positive trading-related revenue was recorded for 100 percent of the trading days, of which 98 percent were daily trading gains of over $25 million.

45 Bank of America

Histogram of Daily Trading-related Revenue
40
35
30
25
20
15
10
5
0
Number of Days
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Three Months Ended Mar 31, 2023
Three Months Ended Jun 30, 2023
Three Months Ended Sep 30, 2023

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
Table 40 presents the spot and 12-month forward rates used in our baseline forecasts at September 30, 2023 and December 31, 2022.

Table 40	Forward Rates

	September 30, 2023
	Federal Funds	SOFR (1)	10-Year SOFR (1)
Spot rates	5.50%	5.31%	4.27%
12-month forward rates	5.14	5.01	4.13

	December 31, 2022
	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	4.50%	4.77%	3.84%
12-month forward rates	4.75	4.78	3.62
(1) The Corporation uses SOFR in its baseline forecast as one of the primary alternative reference rates used as a result of the cessation of LIBOR in 2023.
Table 41 shows the pretax impact to forecasted net interest income over the next 12 months from September 30, 2023 and December 31, 2022 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically, we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment. The interest rate scenarios also assume U.S. dollar interest rates are floored at zero.
During the nine months ended September 30, 2023, the overall decrease in asset sensitivity of our balance sheet to higher and lower rate scenarios was primarily due to changes in deposit product mix. We continue to be asset sensitive to a parallel upward move in interest rates with the majority of that impact coming from the short end of the yield curve. Additionally, higher interest rates negatively impact the fair value of our debt securities classified as available for sale and adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital would be reduced over time by offsetting positive impacts to net interest income generated from the banking book activities. For more information on Basel 3, see Capital Management – Regulatory Capital on page 22.

Table 41	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes

	Short Rate (bps)	Long Rate (bps)
(Dollars in millions)			September 30 2023	December 31 2022
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$3,057	$3,829
-100 bps instantaneous shift	-100	-100	(3,272)	(4,591)
Flatteners
Short-end instantaneous change	+100	—	2,949	3,698
Long-end instantaneous change	—	-100	(126)	(157)
Steepeners
Short-end instantaneous change	-100	—	(3,169)	(4,420)
Long-end instantaneous change	—	+100	108	131
The sensitivity analysis in Table 41 assumes that we take no action in response to these rate shocks and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates. As part of our ALM activities, we use securities, certain residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.

Bank of America 46

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
There were no significant gains or losses related to the change in fair value of MSRs, IRLCs and LHFS, net of gains and losses on the hedge portfolio, for the three and nine months ended September 30, 2023 and 2022. For more information on MSRs, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.
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

47 Bank of America

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
We plan to disclose the financed emissions for additional portions of our business loan portfolio in our 2023 TCFD Report, which we anticipate publishing later in 2023, and we plan to set financing activity emission reduction targets for other key sectors by April 2024.
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

Bank of America 48

Non-GAAP Reconciliations
Table 42 provides reconciliations of certain non-GAAP financial measures to the most closely related GAAP financial measures.

Table 42	Average and Period-end Supplemental Financial Data and Reconciliations to GAAP Financial Measures (1)

	2023 Quarters			2022 Quarters		Nine Months Ended September 30
(Dollars in millions)	Third	Second	First	Fourth	Third	2023	2022
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$284,975	$282,425	$277,252	$272,629	$271,017	$281,579	$269,514
Goodwill	(69,021)	(69,022)	(69,022)	(69,022)	(69,022)	(69,022)	(69,022)
Intangible assets (excluding MSRs)	(2,029)	(2,049)	(2,068)	(2,088)	(2,107)	(2,049)	(2,127)
Related deferred tax liabilities	890	895	899	914	920	895	925
Tangible shareholders’ equity	$214,815	$212,249	$207,061	$202,433	$200,808	$211,403	$199,290
Preferred stock	(28,397)	(28,397)	(28,397)	(28,982)	(29,134)	(28,397)	(28,094)
Tangible common shareholders’ equity	$186,418	$183,852	$178,664	$173,451	$171,674	$183,006	$171,196
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity and period-end tangible common shareholders’ equity
Shareholders’ equity	$287,064	$283,319	$280,196	$273,197	$269,524
Goodwill	(69,021)	(69,021)	(69,022)	(69,022)	(69,022)
Intangible assets (excluding MSRs)	(2,016)	(2,036)	(2,055)	(2,075)	(2,094)
Related deferred tax liabilities	886	890	895	899	915
Tangible shareholders’ equity	$216,913	$213,152	$210,014	$202,999	$199,323
Preferred stock	(28,397)	(28,397)	(28,397)	(28,397)	(29,134)
Tangible common shareholders’ equity	$188,516	$184,755	$181,617	$174,602	$170,189
Reconciliation of period-end assets to period-end tangible assets
Assets	$3,153,090	$3,123,198	$3,194,657	$3,051,375	$3,072,953
Goodwill	(69,021)	(69,021)	(69,022)	(69,022)	(69,022)
Intangible assets (excluding MSRs)	(2,016)	(2,036)	(2,055)	(2,075)	(2,094)
Related deferred tax liabilities	886	890	895	899	915
Tangible assets	$3,082,939	$3,053,031	$3,124,475	$2,981,177	$3,002,752
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

49 Bank of America

Part I. Financial Information
Item 1. Financial Statements
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share information)	2023	2022	2023	2022
Net interest income
Interest income	$33,624	$19,621	$94,633	$47,490
Interest expense	19,245	5,856	51,648	9,709
Net interest income	14,379	13,765	42,985	37,781

Noninterest income
Fees and commissions	8,135	8,001	23,990	25,477
Market making and similar activities	3,325	3,068	11,734	9,023
Other income	(672)	(332)	(2,087)	(1,863)
Total noninterest income	10,788	10,737	33,637	32,637
Total revenue, net of interest expense	25,167	24,502	76,622	70,418

Provision for credit losses	1,234	898	3,290	1,451

Noninterest expense
Compensation and benefits	9,551	8,887	28,870	27,286
Occupancy and equipment	1,795	1,777	5,370	5,285
Information processing and communications	1,676	1,546	5,017	4,621
Product delivery and transaction related	880	892	2,726	2,749
Professional fees	545	525	1,609	1,493
Marketing	501	505	1,472	1,365
Other general operating	890	1,171	3,050	3,096
Total noninterest expense	15,838	15,303	48,114	45,895
Income before income taxes	8,095	8,301	25,218	23,072
Income tax expense	293	1,219	1,847	2,676
Net income	$7,802	$7,082	$23,371	$20,396
Preferred stock dividends	532	503	1,343	1,285
Net income applicable to common shareholders	$7,270	$6,579	$22,028	$19,111

Per common share information
Earnings	$0.91	$0.81	$2.74	$2.35
Diluted earnings	0.90	0.81	2.72	2.34
Average common shares issued and outstanding	8,017.1	8,107.7	8,041.3	8,122.2
Average diluted common shares issued and outstanding	8,075.9	8,160.8	8,153.4	8,173.3

Consolidated Statement of Comprehensive Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022
Net income	$7,802	$7,082	$23,371	$20,396
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	(642)	(1,112)	81	(6,381)
Net change in debit valuation adjustments	(25)	462	(419)	1,298
Net change in derivatives	(366)	(3,703)	(317)	(10,890)
Employee benefit plan adjustments	6	37	25	97
Net change in foreign currency translation adjustments	(23)	(37)	(6)	(47)
Other comprehensive income (loss)	(1,050)	(4,353)	(636)	(15,923)
Comprehensive income (loss)	$6,752	$2,729	$22,735	$4,473

See accompanying Notes to Consolidated Financial Statements.

Bank of America 50

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	September 30 2023	December 31 2022
(Dollars in millions)
Assets
Cash and due from banks	$25,255	$30,334
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	326,471	199,869
Cash and cash equivalents	351,726	230,203
Time deposits placed and other short-term investments	7,995	7,259
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $170,332 and $146,999 measured at fair value)	309,249	267,574
Trading account assets (includes $154,684 and $115,505 pledged as collateral)	306,409	296,108
Derivative assets	47,464	48,642
Debt securities:
Carried at fair value	175,540	229,994
Held-to-maturity, at cost (fair value $471,761 and $524,267)	603,333	632,825
Total debt securities	778,873	862,819
Loans and leases (includes $4,250 and $5,771 measured at fair value)	1,049,149	1,045,747
Allowance for loan and lease losses	(13,287)	(12,682)
Loans and leases, net of allowance	1,035,862	1,033,065
Premises and equipment, net	11,821	11,510
Goodwill	69,021	69,022
Loans held-for-sale (includes $1,607 and $1,115 measured at fair value)	7,591	6,871
Customer and other receivables	74,347	67,543
Other assets (includes $9,058 and $9,594 measured at fair value)	152,732	150,759
Total assets	$3,153,090	$3,051,375

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$549,333	$640,745
Interest-bearing (includes $404 and $311 measured at fair value)	1,228,039	1,182,590
Deposits in non-U.S. offices:
Noninterest-bearing	15,276	20,480
Interest-bearing	91,953	86,526
Total deposits	1,884,601	1,930,341
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $209,837 and $151,708 measured at fair value)	300,703	195,635
Trading account liabilities	102,820	80,399
Derivative liabilities	40,855	44,816
Short-term borrowings (includes $4,046 and $832 measured at fair value)	40,196	26,932
Accrued expenses and other liabilities (includes $10,011 and $9,752 measured at fair value and $1,353 and $1,540 of reserve for unfunded lending commitments)	206,492	224,073
Long-term debt (includes $39,443 and $33,070 measured at fair value)	290,359	275,982
Total liabilities	2,866,026	2,778,178
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities) and (Note 10 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 4,088,099 and 4,088,101 shares	28,397	28,397
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 7,923,357,339 and 7,996,777,943 shares	56,710	58,953
Retained earnings	223,749	207,003
Accumulated other comprehensive income (loss)	(21,792)	(21,156)
Total shareholders’ equity	287,064	273,197
Total liabilities and shareholders’ equity	$3,153,090	$3,051,375

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$4,654	$2,816
Loans and leases	16,902	16,738
Allowance for loan and lease losses	(809)	(797)
Loans and leases, net of allowance	16,093	15,941
All other assets	222	116
Total assets of consolidated variable interest entities	$20,969	$18,873
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $23 and $42 of non-recourse short-term borrowings)	$2,059	$42
Long-term debt (includes $6,566 and $4,581 of non-recourse debt)	6,566	4,581
All other liabilities (includes $12 and $13 of non-recourse liabilities)	12	12
Total liabilities of consolidated variable interest entities	$8,637	$4,635
See accompanying Notes to Consolidated Financial Statements.

51 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, June 30, 2023	$28,397	7,953.6	$57,267	$218,397	$(20,742)	$283,319
Net income				7,802		7,802
Net change in debt securities					(642)	(642)
Net change in debit valuation adjustments					(25)	(25)
Net change in derivatives					(366)	(366)
Employee benefit plan adjustments					6	6
Net change in foreign currency translation adjustments					(23)	(23)
Dividends declared:
Common				(1,919)		(1,919)
Preferred				(531)		(531)
Common stock issued under employee plans, net, and other		2.3	443			443
Common stock repurchased		(32.5)	(1,000)			(1,000)
Balance, September 30, 2023	$28,397	7,923.4	$56,710	$223,749	$(21,792)	$287,064
Balance, December 31, 2022	$28,397	7,996.8	$58,953	$207,003	$(21,156)	$273,197
Cumulative adjustment for adoption of credit loss accounting standard				184		184
Net income				23,371		23,371
Net change in debt securities					81	81
Net change in debit valuation adjustments					(419)	(419)
Net change in derivatives					(317)	(317)
Employee benefit plan adjustments					25	25
Net change in foreign currency translation adjustments					(6)	(6)
Dividends declared:
Common				(5,459)		(5,459)
Preferred				(1,343)		(1,343)
Common stock issued under employee plans, net, and other		45.1	1,522	(7)		1,515
Common stock repurchased		(118.5)	(3,765)			(3,765)
Balance, September 30, 2023	$28,397	7,923.4	$56,710	$223,749	$(21,792)	$287,064
Balance, June 30, 2022	$29,134	8,035.2	$59,499	$197,159	$(16,674)	$269,118
Net income				7,082		7,082
Net change in debt securities					(1,112)	(1,112)
Net change in debit valuation adjustments					462	462
Net change in derivatives					(3,703)	(3,703)
Employee benefit plan adjustments					37	37
Net change in foreign currency translation adjustments					(37)	(37)
Dividends declared:
Common				(1,780)		(1,780)
Preferred				(503)		(503)
Common stock issued under employee plans, net, and other		2.5	411	(1)		410
Common stock repurchased		(13.2)	(450)			(450)
Balance, September 30, 2022	$29,134	8,024.5	$59,460	$201,957	$(21,027)	$269,524
Balance, December 31, 2021	$24,708	8,077.8	$62,398	$188,064	$(5,104)	$270,066
Net income				20,396		20,396
Net change in debt securities					(6,381)	(6,381)
Net change in debit valuation adjustments					1,298	1,298
Net change in derivatives					(10,890)	(10,890)
Employee benefit plan adjustments					97	97
Net change in foreign currency translation adjustments					(47)	(47)
Dividends declared:
Common				(5,188)		(5,188)
Preferred				(1,285)		(1,285)
Issuance of preferred stock	4,426					4,426
Common stock issued under employee plans, net, and other		44.5	1,137	(30)		1,107
Common stock repurchased		(97.8)	(4,075)			(4,075)
Balance, September 30, 2022	$29,134	8,024.5	$59,460	$201,957	$(21,027)	$269,524

See accompanying Notes to Consolidated Financial Statements.

Bank of America 52

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Nine Months Ended September 30
(Dollars in millions)	2023	2022
Operating activities
Net income	$23,371	$20,396
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,290	1,451
(Gains) losses on sales of debt securities	404	(37)
Depreciation and amortization	1,530	1,476
Net amortization of premium/discount on debt securities	155	1,862
Deferred income taxes	(1,440)	620
Stock-based compensation	2,214	2,235
Loans held-for-sale:
Originations and purchases	(11,545)	(18,736)
Proceeds from sales and paydowns of loans originally classified as held for sale and instruments from related securitization activities	10,716	27,260
Net change in:
Trading and derivative assets/liabilities	4,681	(106,322)
Other assets	(6,887)	7,623
Accrued expenses and other liabilities	(18,086)	23,869
Other operating activities, net	3,855	978
Net cash provided by (used in) operating activities	12,258	(37,325)
Investing activities
Net change in:
Time deposits placed and other short-term investments	(736)	(305)
Federal funds sold and securities borrowed or purchased under agreements to resell	(41,675)	(24,527)
Debt securities carried at fair value:
Proceeds from sales	94,080	58,888
Proceeds from paydowns and maturities	50,008	90,161
Purchases	(90,855)	(114,027)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	28,517	53,340
Purchases	(98)	(24,059)
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	7,734	20,544
Purchases	(3,935)	(4,618)
Other changes in loans and leases, net	(9,973)	(69,267)
Other investing activities, net	(4,271)	(3,039)
Net cash provided by (used in) investing activities	28,796	(16,909)
Financing activities
Net change in:
Deposits	(45,740)	(126,434)
Federal funds purchased and securities loaned or sold under agreements to repurchase	105,068	23,298
Short-term borrowings	13,264	(2,709)
Long-term debt:
Proceeds from issuance	52,955	55,202
Retirement	(32,167)	(24,390)
Preferred stock:
Proceeds from issuance	—	4,426
Common stock repurchased	(3,765)	(4,075)
Cash dividends paid	(6,854)	(6,471)
Other financing activities, net	(707)	(501)
Net cash provided by (used in) financing activities	82,054	(81,654)
Effect of exchange rate changes on cash and cash equivalents	(1,585)	(7,357)
Net increase (decrease) in cash and cash equivalents	121,523	(143,245)
Cash and cash equivalents at January 1	230,203	348,221
Cash and cash equivalents at September 30	$351,726	$204,976
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

Bank of America 54

NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for the three and nine months ended September 30, 2023 and 2022. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K. For a disaggregation of noninterest income by business segment and All Other, see Note 17 – Business Segment Information.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022
Net interest income
Interest income
Loans and leases	$14,830	$10,231	$41,897	$25,805
Debt securities	4,658	4,239	14,809	12,111
Federal funds sold and securities borrowed or purchased under agreements to resell	4,888	1,446	13,555	1,835
Trading account assets	2,217	1,449	6,321	3,753
Other interest income	7,031	2,256	18,051	3,986
Total interest income	33,624	19,621	94,633	47,490

Interest expense
Deposits	7,340	1,235	17,439	1,719
Short-term borrowings	7,629	2,264	22,164	2,705
Trading account liabilities	510	383	1,486	1,117
Long-term debt	3,766	1,974	10,559	4,168
Total interest expense	19,245	5,856	51,648	9,709
Net interest income	$14,379	$13,765	$42,985	$37,781

Noninterest income
Fees and commissions
Card income
Interchange fees (1)	$994	$1,060	$2,973	$3,067
Other card income	526	513	1,562	1,464
Total card income	1,520	1,573	4,535	4,531
Service charges
Deposit-related fees	1,124	1,162	3,266	4,109
Lending-related fees	340	304	972	907
Total service charges	1,464	1,466	4,238	5,016
Investment and brokerage services
Asset management fees	3,103	2,920	8,990	9,308
Brokerage fees	860	875	2,664	2,870
Total investment and brokerage services	3,963	3,795	11,654	12,178
Investment banking fees
Underwriting income	531	452	1,757	1,559
Syndication fees	209	283	620	896
Financial advisory services	448	432	1,186	1,297
Total investment banking fees	1,188	1,167	3,563	3,752
Total fees and commissions	8,135	8,001	23,990	25,477
Market making and similar activities	3,325	3,068	11,734	9,023
Other income (loss)	(672)	(332)	(2,087)	(1,863)
Total noninterest income	$10,788	$10,737	$33,637	$32,637
(1)Gross interchange fees and merchant income are $3.4 billion and $3.3 billion for the three months ended September 30, 2023 and 2022 and are presented net of $2.4 billion and $2.2 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods. Gross interchange fees and merchant income were $9.9 billion and $9.5 billion for the nine months ended September 30, 2023 and 2022 and are presented net of $7.0 billion and $6.4 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

55 Bank of America

NOTE 3 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles and Note 3 –
Derivatives to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at September 30, 2023 and December 31, 2022. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		September 30, 2023
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$20,628.1	$149.2	$9.0	$158.2	$125.0	$29.7	$154.7
Futures and forwards	3,903.6	11.1	—	11.1	9.5	—	9.5
Written options (2)	1,874.9	—	—	—	42.4	—	42.4
Purchased options (3)	1,764.8	43.0	—	43.0	—	—	—
Foreign exchange contracts
Swaps	1,905.9	41.2	0.7	41.9	38.6	0.2	38.8
Spot, futures and forwards	4,947.1	49.3	1.1	50.4	47.1	0.9	48.0
Written options (2)	464.4	—	—	—	7.4	—	7.4
Purchased options (3)	442.3	7.8	—	7.8	—	—	—
Equity contracts
Swaps	411.2	12.7	—	12.7	14.0	—	14.0
Futures and forwards	138.4	2.1	—	2.1	1.4	—	1.4
Written options (2)	1,018.1	—	—	—	47.8	—	47.8
Purchased options (3)	873.1	42.0	—	42.0	—	—	—
Commodity contracts
Swaps	62.7	3.2	—	3.2	4.5	—	4.5
Futures and forwards	185.9	3.7	—	3.7	2.4	0.7	3.1
Written options (2)	61.1	—	—	—	3.5	—	3.5
Purchased options (3)	67.0	3.2	—	3.2	—	—	—
Credit derivatives (4)
Purchased credit derivatives:
Credit default swaps	412.6	2.3	—	2.3	1.9	—	1.9
Total return swaps/options	66.0	1.5	—	1.5	0.9	—	0.9
Written credit derivatives:
Credit default swaps	386.2	1.6	—	1.6	2.0	—	2.0
Total return swaps/options	61.7	1.4	—	1.4	0.5	—	0.5
Gross derivative assets/liabilities		$375.3	$10.8	$386.1	$348.9	$31.5	$380.4
Less: Legally enforceable master netting agreements				(305.7)			(305.7)
Less: Cash collateral received/paid				(32.9)			(33.8)
Total derivative assets/liabilities				$47.5			$40.9
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
(4)The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $(420) million and $366.1 billion at September 30, 2023.

Bank of America 56

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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at September 30, 2023 and December 31, 2022 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements, which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 9 – Securities Financing Agreements, Collateral and Restricted Cash.

57 Bank of America

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	September 30, 2023		December 31, 2022
Interest rate contracts
Over-the-counter	$135.6	$127.9	$138.4	$132.3
Exchange-traded	0.4	0.2	0.4	0.1
Over-the-counter cleared	75.3	75.5	71.4	71.1
Foreign exchange contracts
Over-the-counter	97.8	92.5	109.7	110.6
Over-the-counter cleared	0.9	0.9	1.3	1.2
Equity contracts
Over-the-counter	23.9	27.3	21.5	22.6
Exchange-traded	32.6	34.0	33.0	33.8
Commodity contracts
Over-the-counter	6.8	8.0	8.3	9.3
Exchange-traded	2.4	2.4	2.4	1.9
Over-the-counter cleared	0.4	0.5	0.3	0.3
Credit derivatives
Over-the-counter	6.7	5.2	8.9	7.5
Total gross derivative assets/liabilities, before netting
Over-the-counter	270.8	260.9	286.8	282.3
Exchange-traded	35.4	36.6	35.8	35.8
Over-the-counter cleared	76.6	76.9	73.0	72.6
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(228.9)	(229.4)	(243.8)	(248.2)
Exchange-traded	(34.5)	(34.5)	(33.5)	(33.5)
Over-the-counter cleared	(75.2)	(75.6)	(72.4)	(72.0)
Derivative assets/liabilities, after netting	44.2	34.9	45.9	37.0
Other gross derivative assets/liabilities (2)	3.3	6.0	2.7	7.8
Total derivative assets/liabilities	47.5	40.9	48.6	44.8
Less: Financial instruments collateral (3)	(18.5)	(9.9)	(18.5)	(7.4)
Total net derivative assets/liabilities	$29.0	$31.0	$30.1	$37.4
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

Bank of America 58

Fair Value Hedges
The table below summarizes information related to fair value hedges for the three and nine months ended September 30, 2023 and 2022.

Gains and Losses on Derivatives Designated as Fair Value Hedges

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$(4,339)	$4,299	$(8,435)	$8,437
Interest rate and foreign currency risk (2)	114	(113)	(77)	78
Interest rate risk on available-for-sale securities (3)	1,934	(1,927)	8,675	(8,769)
Price risk on commodity inventory (4)	410	(410)	1,006	(938)
Total	$(1,881)	$1,849	$1,169	$(1,192)

`	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$(4,581)	$4,510	$(27,458)	$27,630
Interest rate and foreign currency risk (2)	229	(225)	(137)	137
Interest rate risk on available-for-sale securities (3)	787	(795)	23,442	(23,705)
Price risk on commodity inventory (4)	582	(582)	1,374	(1,270)
Total	$(2,983)	$2,908	$(2,779)	$2,792
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)Represents cross-currency interest rate swaps related to available-for-sale debt securities and long-term debt. For the three and nine months ended September 30, 2023, the derivative amount includes gains (losses) of $21 million and $22 million in interest income, $2 million and $9 million in interest expense, $90 million and $195 million in market making and similar activities, and $1 million and $3 million in accumulated other comprehensive income (OCI). For the same periods in 2022, the derivative amount includes gains (losses) of $(6) million and $(40) million in interest expense, $(71) million and $(96) million in market making and similar activities, and $0 and $(1) million in accumulated OCI. Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
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

Designated Fair Value Hedged Assets and Liabilities

	September 30, 2023		December 31, 2022
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt (2)	$194,138	$(14,154)	$187,402	$(21,372)
Available-for-sale debt securities (2, 3, 4)	86,730	(6,262)	167,518	(18,190)
Trading account assets (5)	7,452	205	16,119	146
(1)Increase (decrease) to carrying value.
(2)At September 30, 2023 and December 31, 2022, the cumulative fair value adjustments remaining on long-term debt and available-for-sale debt securities from discontinued hedging relationships resulted in a decrease of $10.7 billion and an increase of $137 million in the related liability and a decrease in the related asset of $5.6 billion and $4.9 billion, which are being amortized over the remaining contractual life of the de-designated hedged items.
(3)These amounts include the amortized cost of the financial assets in closed portfolios used to designate hedging relationships in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship (i.e. portfolio layer hedging relationship). At September 30, 2023 and December 31, 2022, the amortized cost of the closed portfolios used in these hedging relationships was $21.3 billion and $21.4 billion, of which $17.3 billion and $9.2 billion were designated in a portfolio layer hedging relationship. At September 30, 2023 and December 31, 2022, the cumulative adjustment associated with these hedging relationships was a decrease of $741 million and $451 million.
(4)Carrying value represents amortized cost.
(5)Represents hedging activities related to certain commodities inventory.
Cash Flow and Net Investment Hedges
The following table summarizes certain information related to cash flow hedges and net investment hedges for the three and nine months ended September 30, 2023 and 2022. Of the $12.3 billion after-tax net loss ($16.3 billion pretax) on derivatives in accumulated OCI at September 30, 2023, losses of $4.7 billion after-tax ($6.2 billion pretax) related to both open and terminated cash flow hedges are expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily decrease net interest income related to the respective hedged items. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately ten years. For terminated cash flow hedges, the time period over which the forecasted transactions will be recognized in interest income is approximately five years, with the aggregated amount beyond this time period being insignificant.

59 Bank of America

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$(737)	$(263)	$(1,065)	$(612)
Price risk on forecasted MBS purchases (1)	2	—	6	—
Price risk on certain compensation plans (2)	(8)	7	28	18
Total	$(743)	$(256)	$(1,031)	$(594)
Net investment hedges
Foreign exchange risk (3)	$802	$133	$334	$136

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$(5,045)	$(110)	$(14,443)	$(191)
Price risk on forecasted MBS purchases (1)	—	—	(129)	13
Price risk on certain compensation plans (2)	(13)	5	(107)	24
Total	$(5,058)	$(105)	$(14,679)	$(154)
Net investment hedges
Foreign exchange risk (3)	$1,541	$3	$3,339	$3
(1)Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. For the three and nine months ended September 30, 2023, amounts excluded from effectiveness testing and recognized in market making and similar activities were gains of $36 million and $145 million. For the same periods in 2022 amounts excluded from effectiveness testing and recognized in market making and similar activities were gains of $38 million and losses of $109 million.
Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The table below presents gains (losses) on these derivatives for the three and nine months ended September 30, 2023 and 2022. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022
Interest rate risk on mortgage activities (1, 2)	$(54)	$(64)	$(51)	$(321)
Credit risk on loans (2)	(7)	(30)	(47)	(17)
Interest rate and foreign currency risk on asset and liability management activities (3)	381	1,591	1,040	7,204
Price risk on certain compensation plans (4)	(199)	(192)	184	(1,283)
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
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At September 30, 2023 and December 31, 2022, the Corporation had transferred $4.3 billion and $4.8 billion of non-U.S. government-guaranteed mortgage-backed securities to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $4.3 billion and $4.9 billion at the transfer dates. At September 30, 2023 and December 31, 2022, the fair value of the transferred securities was $4.2 billion and $4.7 billion.
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
The following table, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three and nine months ended September 30, 2023 and 2022. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 17 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The following table is not presented on an FTE basis.

Bank of America 60

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
Interest rate risk	$815	$80	$90	$985	$2,867	$218	$301	$3,386
Foreign exchange risk	446	32	17	495	1,355	113	55	1,523
Equity risk	1,458	(218)	426	1,666	5,116	(1,566)	1,345	4,895
Credit risk	349	590	93	1,032	1,140	1,865	303	3,308
Other risk (2)	126	(11)	3	118	521	(153)	(8)	360
Total sales and trading revenue	$3,194	$473	$629	$4,296	$10,999	$477	$1,996	$13,472

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
Interest rate risk	$372	$432	$140	$944	$1,452	$1,381	$291	$3,124
Foreign exchange risk	552	13	(54)	511	1,562	(13)	(51)	1,498
Equity risk	1,532	(399)	416	1,549	4,474	(694)	1,404	5,184
Credit risk	252	544	114	910	561	1,559	176	2,296
Other risk (2)	165	(62)	17	120	670	(138)	77	609
Total sales and trading revenue	$2,873	$528	$633	$4,034	$8,719	$2,095	$1,897	$12,711
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $474 million and $1.5 billion for the three and nine months ended September 30, 2023 compared to $444 million and $1.5 billion for the same periods in 2022.
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

61 Bank of America

Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at September 30, 2023 and December 31, 2022 are summarized in the table below.

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	September 30, 2023
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$—	$8	$69	$44	$121
Non-investment grade	19	286	778	793	1,876
Total	19	294	847	837	1,997
Total return swaps/options:
Investment grade	21	118	—	—	139
Non-investment grade	106	199	93	10	408
Total	127	317	93	10	547
Total credit derivatives	$146	$611	$940	$847	$2,544
Credit-related notes:
Investment grade	$—	$—	$1	$745	$746
Non-investment grade	—	4	6	1,128	1,138
Total credit-related notes	$—	$4	$7	$1,873	$1,884
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$32,425	$63,851	$139,008	$47,781	$283,065
Non-investment grade	15,441	32,430	41,234	14,069	103,174
Total	47,866	96,281	180,242	61,850	386,239
Total return swaps/options:
Investment grade	25,097	12,709	1,598	105	39,509
Non-investment grade	15,600	3,255	2,387	939	22,181
Total	40,697	15,964	3,985	1,044	61,690
Total credit derivatives	$88,563	$112,245	$184,227	$62,894	$447,929

	December 31, 2022
	Carrying Value
Credit default swaps:
Investment grade	$2	$25	$133	$34	$194
Non-investment grade	120	516	870	697	2,203
Total	122	541	1,003	731	2,397
Total return swaps/options:
Investment grade	55	336	—	—	391
Non-investment grade	332	9	132	10	483
Total	387	345	132	10	874
Total credit derivatives	$509	$886	$1,135	$741	$3,271
Credit-related notes:
Investment grade	$—	$—	$19	$1,017	$1,036
Non-investment grade	—	7	6	1,035	1,048
Total credit-related notes	$—	$7	$25	$2,052	$2,084
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$34,670	$66,170	$93,237	$18,677	$212,754
Non-investment grade	15,229	29,629	30,891	6,662	82,411
Total	49,899	95,799	124,128	25,339	295,165
Total return swaps/options:
Investment grade	38,722	10,407	—	—	49,129
Non-investment grade	32,764	500	2,054	897	36,215
Total	71,486	10,907	2,054	897	85,344
Total credit derivatives	$121,385	$106,706	$126,182	$26,236	$380,509
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

Bank of America 62

Credit-related Contingent Features and Collateral
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At September 30, 2023 and December 31, 2022, the Corporation held cash and securities collateral of $104.6 billion and $101.3 billion and posted cash and securities collateral of $84.1 billion and $81.2 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At September 30, 2023, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $2.9 billion, including $1.5 billion for Bank of America, National Association (BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At September 30, 2023 and December 31, 2022, the liability recorded for these derivative contracts was not significant.
The following table presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at September 30, 2023 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch. The table also presents derivative liabilities that would be subject to unilateral termination by counterparties upon downgrade of the Corporation's or certain subsidiaries’ long-term senior debt ratings.

Additional Collateral Required to be Posted and Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at September 30, 2023

(Dollars in millions)	One Incremental Notch	Second Incremental Notch
Additional collateral required to be posted upon downgrade
Bank of America Corporation	$174	$951
Bank of America, N.A. and subsidiaries (1)	82	793

Derivative liabilities subject to unilateral termination upon downgrade
Derivative liabilities	$57	$477
Collateral posted	56	312
(1)Included in Bank of America Corporation collateral requirements in this table.
Valuation Adjustments on Derivatives
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for the three and nine months ended September 30, 2023 and 2022. For more information on the valuation adjustments on derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.

Valuation Adjustments Gains (Losses) on Derivatives (1)

	Three Months Ended September 30
(Dollars in millions)	2023	2022
Derivative assets (CVA)	$30	$(44)
Derivative assets/liabilities (FVA)	21	67
Derivative liabilities (DVA)	18	103

	Nine Months Ended September 30
(Dollars in millions)	2023	2022
Derivative assets (CVA)	$151	$(217)
Derivative assets/liabilities (FVA)	4	147
Derivative liabilities (DVA)	(66)	444
(1)At September 30, 2023 and December 31, 2022, cumulative CVA reduced the derivative assets balance by $367 million and $518 million, cumulative FVA reduced the net derivative balance by $50 million and $54 million, and cumulative DVA reduced the derivative liabilities balance by $440 million and $506 million.

63 Bank of America

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt securities, other debt securities carried at fair value and held-to-maturity (HTM) debt securities at September 30, 2023 and December 31, 2022.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	September 30, 2023				December 31, 2022
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$22,435	$—	$(1,931)	$20,504	$25,204	$5	$(1,767)	$23,442
Agency-collateralized mortgage obligations	1,964	—	(266)	1,698	2,452	—	(231)	2,221
Commercial	7,309	14	(582)	6,741	6,894	28	(515)	6,407
Non-agency residential (1)	452	3	(68)	387	461	15	(90)	386
Total mortgage-backed securities	32,160	17	(2,847)	29,330	35,011	48	(2,603)	32,456
U.S. Treasury and government agencies	104,828	6	(1,198)	103,636	160,773	18	(1,769)	159,022
Non-U.S. securities	18,901	18	(47)	18,872	13,455	4	(52)	13,407
Other taxable securities	3,271	1	(93)	3,179	4,728	1	(84)	4,645
Tax-exempt securities	10,965	—	(372)	10,593	11,518	19	(279)	11,258
Total available-for-sale debt securities	170,125	42	(4,557)	165,610	225,485	90	(4,787)	220,788
Other debt securities carried at fair value (2)	9,933	56	(59)	9,930	8,986	376	(156)	9,206
Total debt securities carried at fair value	180,058	98	(4,616)	175,540	234,471	466	(4,943)	229,994
Held-to-maturity debt securities
Agency mortgage-backed securities	474,100	—	(106,890)	367,210	503,233	—	(87,319)	415,914
U.S. Treasury and government agencies	121,633	—	(23,351)	98,282	121,597	—	(20,259)	101,338
Other taxable securities	7,632	—	(1,363)	6,269	8,033	—	(1,018)	7,015
Total held-to-maturity debt securities	603,365	—	(131,604)	471,761	632,863	—	(108,596)	524,267
Total debt securities (3,4)	$783,423	$98	$(136,220)	$647,301	$867,334	$466	$(113,539)	$754,261
(1)At both September 30, 2023 and December 31, 2022, the underlying collateral type included approximately 17 percent prime and 83 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 14 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $141.0 billion and $104.5 billion at September 30, 2023 and December 31, 2022.
(4)The Corporation held debt securities from Fannie Mae (FNMA) and Freddie Mac (FHLMC) that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $273.7 billion and $167.8 billion, and a fair value of $211.5 billion and $129.0 billion at September 30, 2023, and an amortized cost of $290.5 billion and $176.7 billion, and a fair value of $239.6 billion and $144.6 billion at December 31, 2022.
At September 30, 2023, the accumulated net unrealized loss on AFS debt securities, excluding the amount related to debt securities previously transferred to held to maturity, included in accumulated OCI was $3.4 billion, net of the related income tax benefit of $1.1 billion. At September 30, 2023 and December 31, 2022, nonperforming AFS debt securities held by the Corporation were not significant.
At September 30, 2023 and December 31, 2022, $738.2 billion and $826.5 billion of AFS and HTM debt securities, which were predominantly U.S. agency and U.S. Treasury securities, have a zero credit loss assumption. For the same periods, the ECL on the remaining $35.3 billion and $31.8 billion of AFS and HTM debt securities were insignificant. For more information on the zero credit loss assumption, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.
At September 30, 2023 and December 31, 2022, the Corporation held equity securities at an aggregate fair value of $270 million and $581 million and other equity securities, as valued under the measurement alternative, at a carrying value of $373 million and $340 million, both of which are included in other assets. At September 30, 2023 and December 31, 2022, the Corporation also held money market investments at a fair value of $1.1 billion and $868 million, which are included in time deposits placed and other short-term investments.
The gross realized gains and losses on sales of AFS debt securities for the three and nine months ended September 30, 2023 and 2022 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

	Three Months Ended September 30		Nine Months Ended September 30

(Dollars in millions)	2023	2022	2023	2022
Gross gains	$—	$540	$104	$1,243
Gross losses	—	(526)	(508)	(1,206)
Net gains (losses) on sales of AFS debt securities	$—	$14	$(404)	$37
Income tax expense (benefit) attributable to realized net gains (losses) on sales of AFS debt securities	$—	$4	$(101)	$9

Bank of America 64

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at September 30, 2023 and December 31, 2022.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	September 30, 2023
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$469	$(17)	$20,002	$(1,914)	$20,471	$(1,931)
Agency-collateralized mortgage obligations	2	—	1,696	(266)	1,698	(266)
Commercial	1,527	(34)	4,467	(548)	5,994	(582)
Non-agency residential	—	—	376	(68)	376	(68)
Total mortgage-backed securities	1,998	(51)	26,541	(2,796)	28,539	(2,847)
U.S. Treasury and government agencies	151	(5)	66,979	(1,193)	67,130	(1,198)
Non-U.S. securities	8,388	(24)	1,878	(23)	10,266	(47)
Other taxable securities	1,883	(13)	1,244	(80)	3,127	(93)
Tax-exempt securities	1,738	(43)	2,712	(329)	4,450	(372)
Total AFS debt securities in a continuous unrealized loss position	$14,158	$(136)	$99,354	$(4,421)	$113,512	$(4,557)

	December 31, 2022
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$18,759	$(1,118)	$4,437	$(649)	$23,196	$(1,767)
Agency-collateralized mortgage obligations	1,165	(96)	1,022	(135)	2,187	(231)
Commercial	3,273	(150)	2,258	(365)	5,531	(515)
Non-agency residential	264	(65)	97	(25)	361	(90)
Total mortgage-backed securities	23,461	(1,429)	7,814	(1,174)	31,275	(2,603)
U.S. Treasury and government agencies	36,730	(308)	118,636	(1,461)	155,366	(1,769)
Non-U.S. securities	9,399	(34)	756	(18)	10,155	(52)
Other taxable securities	2,036	(16)	1,580	(68)	3,616	(84)
Tax-exempt securities	607	(28)	2,849	(251)	3,456	(279)
Total AFS debt securities in a continuous unrealized loss position	$72,233	$(1,815)	$131,635	$(2,972)	$203,868	$(4,787)

65 Bank of America

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at September 30, 2023 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the mortgage-backed securities (MBS) or other asset-backed securities (ABS) are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$4	3.75%	$31	5.35%	$22,400	3.53%	$22,435	3.53%
Agency-collateralized mortgage obligations	—	—	—	—	—	—	1,964	2.79	1,964	2.79
Commercial	—	—	1,129	3.06	4,619	2.59	1,574	2.45	7,322	2.63
Non-agency residential	—	—	—	—	—	—	735	10.18	735	10.18
Total mortgage-backed securities	—	—	1,133	3.07	4,650	2.61	26,673	3.60	32,456	3.44
U.S. Treasury and government agencies	37,773	5.23	45,637	3.05	22,437	2.33	39	3.89	105,886	3.67
Non-U.S. securities	17,748	2.04	5,850	1.17	3,203	5.40	678	5.26	27,479	2.33
Other taxable securities	409	5.60	2,355	6.08	294	3.00	213	3.60	3,271	5.59
Tax-exempt securities	1,234	4.13	3,801	3.64	1,997	3.85	3,934	4.23	10,966	3.95
Total amortized cost of debt securities carried at fair value	$57,164	4.22	$58,776	3.02	$32,581	2.77	$31,537	3.71	$180,058	3.48
Amortized cost of HTM debt securities
Agency mortgage-backed securities	$—	—%	$—	—%	$12	2.75%	$474,088	2.12%	$474,100	2.12%
U.S. Treasury and government agencies	—	—	4,558	1.80	117,075	1.37	—	—	121,633	1.39
Other taxable securities	42	5.82	1,262	2.50	272	3.29	6,056	2.49	7,632	2.54
Total amortized cost of HTM debt securities	$42	5.82	$5,820	1.95	$117,359	1.37	$480,144	2.12	$603,365	1.97

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$4		$31		$20,469		$20,504
Agency-collateralized mortgage obligations	—		—		—		1,698		1,698
Commercial	1		1,092		4,354		1,305		6,752
Non-agency residential	—		2		—		668		670
Total mortgage-backed securities	1		1,098		4,385		24,140		29,624
U.S. Treasury and government agencies	37,776		44,973		21,910		35		104,694
Non-U.S. securities	17,737		5,834		3,199		678		27,448
Other taxable securities	407		2,330		248		198		3,183
Tax-exempt securities	1,229		3,725		1,942		3,695		10,591
Total debt securities carried at fair value	$57,150		$57,960		$31,684		$28,746		$175,540
Fair value of HTM debt securities
Agency mortgage-backed securities	$—		$—		$10		$367,200		$367,210
U.S. Treasury and government agencies	—		4,153		94,129		—		98,282
Other taxable securities	42		1,169		210		4,848		6,269
Total fair value of HTM debt securities	$42		$5,322		$94,349		$372,048		$471,761
(1)The weighted-average yield is computed based on a constant effective interest rate over the contractual life of each security. The average yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

Bank of America 66

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at September 30, 2023 and December 31, 2022.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	September 30, 2023
Consumer real estate
Residential mortgage	$1,143	$278	$874	$2,295	$226,871		$229,166
Home equity	88	42	171	301	25,191		25,492
Credit card and other consumer
Credit card	626	455	1,016	2,097	97,590		99,687
Direct/Indirect consumer (2)	267	85	75	427	103,632		104,059
Other consumer	—	—	—	—	122		122
Total consumer	2,124	860	2,136	5,120	453,406		458,526
Consumer loans accounted for under the fair value option (3)						$253	253
Total consumer loans and leases	2,124	860	2,136	5,120	453,406	253	458,779
Commercial
U.S. commercial	312	345	187	844	355,486		356,330
Non-U.S. commercial	27	16	65	108	123,605		123,713
Commercial real estate (4)	96	258	341	695	72,498		73,193
Commercial lease financing	15	12	16	43	13,861		13,904
U.S. small business commercial (5)	134	76	186	396	18,837		19,233
Total commercial	584	707	795	2,086	584,287		586,373
Commercial loans accounted for under the fair value option (3)						3,997	3,997
Total commercial loans and leases	584	707	795	2,086	584,287	3,997	590,370
Total loans and leases (6)	$2,708	$1,567	$2,931	$7,206	$1,037,693	$4,250	$1,049,149
Percentage of outstandings	0.26%	0.15%	0.28%	0.69%	98.91%	0.40%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $187 million and nonperforming loans of $167 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $70 million and nonperforming loans of $108 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $266 million and nonperforming loans of $779 million. Consumer real estate loans current or less than 30 days past due includes $1.6 billion, and direct/indirect consumer includes $37 million of nonperforming loans.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $54.0 billion, U.S. securities-based lending loans of $46.5 billion and non-U.S. consumer loans of $2.8 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $67 million and home equity loans of $186 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $2.5 billion and non-U.S. commercial loans of $1.5 billion. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $67.3 billion and non-U.S. commercial real estate loans of $5.9 billion.
(5)Includes Paycheck Protection Program loans.
(6)Total outstandings includes loans and leases pledged as collateral of $40.3 billion. The Corporation also pledged $227.7 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.

67 Bank of America

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
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $8.9 billion and $9.5 billion at September 30, 2023 and December 31, 2022, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured, and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
Commercial nonperforming loans increased to $2.0 billion at September 30, 2023 from $1.1 billion at December 31, 2022, driven by the commercial real estate office property type.
Consumer nonperforming loans were $2.8 billion at both September 30, 2023 and December 31, 2022.
The following table presents the Corporation’s nonperforming loans and leases and loans accruing past due 90 days or more at September 30, 2023 and December 31, 2022. Nonperforming LHFS are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.

Bank of America 68

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2023	December 31 2022	September 30 2023	December 31 2022
Residential mortgage (1)	$2,185	$2,167	$265	$368
With no related allowance (2)	1,987	1,973	—	—
Home equity (1)	479	510	—	—
With no related allowance (2)	393	393	—	—
Credit Card	n/a	n/a	1,016	717
Direct/indirect consumer	128	77	1	2
Total consumer	2,792	2,754	1,282	1,087
U.S. commercial	561	553	85	190
Non-U.S. commercial	102	212	4	25
Commercial real estate	1,343	271	6	46
Commercial lease financing	18	4	5	8
U.S. small business commercial	17	14	185	355
Total commercial	2,041	1,054	285	624
Total nonperforming loans	$4,833	$3,808	$1,567	$1,711
Percentage of outstanding loans and leases	0.46%	0.37%	0.15%	0.16%
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At September 30, 2023 and December 31, 2022 residential mortgage included $180 million and $260 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $85 million and $108 million of loans on which interest was still accruing.
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
The following tables present certain credit quality indicators and gross charge-offs for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by year of origination, except for revolving loans and revolving loans that were modified into term loans, which are shown on an aggregate basis at September 30, 2023.

69 Bank of America

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of September 30, 2023	2023	2022	2021	2020	2019	Prior
Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$214,919	$12,117	$38,307	$77,128	$35,708	$17,751	$33,908
Greater than 90 percent but less than or equal to 100 percent	2,288	593	1,153	391	78	35	38
Greater than 100 percent	917	262	439	129	34	14	39
Fully-insured loans	11,042	351	374	3,483	2,893	867	3,074
Total Residential Mortgage	$229,166	$13,323	$40,273	$81,131	$38,713	$18,667	$37,059

Residential Mortgage
Refreshed FICO score
Less than 620	$2,269	$78	$432	$578	$382	$118	$681
Greater than or equal to 620 and less than 680	4,737	301	999	1,187	774	316	1,160
Greater than or equal to 680 and less than 740	23,364	1,416	4,743	6,977	3,860	1,920	4,448
Greater than or equal to 740	187,754	11,177	33,725	68,906	30,804	15,446	27,696
Fully-insured loans	11,042	351	374	3,483	2,893	867	3,074
Total Residential Mortgage	$229,166	$13,323	$40,273	$81,131	$38,713	$18,667	$37,059
Gross charge-offs for the nine months ended September 30, 2023	$26	$—	$4	$8	$4	$2	$8

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	September 30, 2023
Home Equity
Refreshed LTV
Less than or equal to 90 percent	$25,336	$1,102	$19,944	$4,290
Greater than 90 percent but less than or equal to 100 percent	66	17	36	13
Greater than 100 percent	90	34	36	20
Total Home Equity	$25,492	$1,153	$20,016	$4,323

Home Equity
Refreshed FICO score
Less than 620	$662	$134	$228	$300
Greater than or equal to 620 and less than 680	1,129	125	568	436
Greater than or equal to 680 and less than 740	4,237	253	2,961	1,023
Greater than or equal to 740	19,464	641	16,259	2,564
Total Home Equity	$25,492	$1,153	$20,016	$4,323
Gross charge-offs for the nine months ended September 30, 2023	$18	$2	$8	$8
(1)Includes reverse mortgages of $788 million and home equity loans of $366 million, which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/ Indirect as of September 30, 2023	Revolving Loans	2023	2022	2021	2020	2019	Prior	Total Credit Card as of September 30, 2023	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$1,133	$11	$186	$394	$332	$93	$60	$57	$4,957	$4,681	$276
Greater than or equal to 620 and less than 680	2,502	12	745	861	558	151	87	88	11,440	11,189	251
Greater than or equal to 680 and less than 740	8,741	48	2,851	2,850	1,857	552	297	286	34,219	33,999	220
Greater than or equal to 740	41,720	74	13,418	12,831	8,602	3,303	1,739	1,753	49,071	49,021	50
Other internal credit metrics (2,3)	49,963	49,285	72	175	145	54	55	177	—	—	—
Total credit card and other consumer	$104,059	$49,430	$17,272	$17,111	$11,494	$4,153	$2,238	$2,361	$99,687	$98,890	$797
Gross charge-offs for the nine months ended September 30, 2023	$153	$3	$13	$65	$37	$11	$7	$17	$2,220	$2,139	$81
(1)Represents loans that were modified into term loans.
(2)Other internal credit metrics may include delinquency status, geography or other factors.
(3)Direct/indirect consumer includes $49.3 billion of securities-based lending, which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at September 30, 2023.

Bank of America 70

Commercial – Credit Quality Indicators By Vintage (1)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$344,382	$28,937	$46,312	$28,465	$14,786	$13,015	$31,832	$181,035
Reservable criticized	11,948	157	1,203	817	419	733	1,379	7,240
Total U.S. Commercial	$356,330	$29,094	$47,515	$29,282	$15,205	$13,748	$33,211	$188,275
Gross charge-offs for the nine months ended September 30, 2023	$117	$2	$12	$21	$1	$1	$18	$62

Non-U.S. Commercial
Risk ratings
Pass rated	$121,753	$12,530	$17,368	$16,282	$2,770	$3,078	$6,528	$63,197
Reservable criticized	1,960	26	183	272	147	244	174	914
Total Non-U.S. Commercial	$123,713	$12,556	$17,551	$16,554	$2,917	$3,322	$6,702	$64,111
Gross charge-offs for the nine months ended September 30, 2023	$31	$—	$—	$8	$7	$1	$—	$15

Commercial Real Estate
Risk ratings
Pass rated	$65,055	$3,452	$16,292	$12,454	$4,393	$8,034	$10,771	$9,659
Reservable criticized	8,138	65	662	1,674	530	1,847	2,970	390
Total Commercial Real Estate	$73,193	$3,517	$16,954	$14,128	$4,923	$9,881	$13,741	$10,049
Gross charge-offs for the nine months ended September 30, 2023	$139	$2	$—	$—	$—	$44	$93	$—

Commercial Lease Financing
Risk ratings
Pass rated	$13,703	$2,618	$3,107	$2,348	$1,519	$1,306	$2,805	$—
Reservable criticized	201	6	31	49	23	32	60	—
Total Commercial Lease Financing	$13,904	$2,624	$3,138	$2,397	$1,542	$1,338	$2,865	$—
Gross charge-offs for the nine months ended September 30, 2023	$3	$—	$—	$2	$1	$—	$—	$—

U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$8,919	$1,476	$1,849	$1,617	$922	$752	$1,886	$417
Reservable criticized	379	5	45	89	44	66	127	3
Total U.S. Small Business Commercial	$9,298	$1,481	$1,894	$1,706	$966	$818	$2,013	$420
Gross charge-offs for the nine months ended September 30, 2023	$31	$—	$2	$1	$14	$2	$3	$9

Total	$576,438	$49,272	$87,052	$64,067	$25,553	$29,107	$58,532	$262,855
Gross charge-offs for the nine months ended September 30, 2023	$321	$4	$14	$32	$23	$48	$114	$86
(1)Excludes $4.0 billion of loans accounted for under the fair value option at September 30, 2023.
(2)Excludes U.S. Small Business Card loans of $9.9 billion. Refreshed FICO scores for this portfolio are $473 million for less than 620; $1.0 billion for greater than or equal to 620 and less than 680; $2.7 billion for greater than or equal to 680 and less than 740; and $5.7 billion greater than or equal to 740. Excludes U.S. Small Business Card loans gross charge-offs of $223 million.

71 Bank of America

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

Bank of America 72

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

73 Bank of America

During the nine months ended September 30, 2023, commercial reservable criticized utilized exposure increased to $23.7 billion at September 30, 2023 from $19.3 billion (to 3.83 percent from 3.12 percent of total commercial reservable utilized exposure) at December 31, 2022, primarily driven by commercial real estate and U.S. Commercial.
Loan Modifications to Borrowers in Financial Difficulty
As part of its credit risk management, the Corporation may modify a loan agreement with a borrower experiencing financial difficulties through a refinancing or restructuring of the borrower’s loan agreement (modification programs).
Consumer Real Estate
The following modification programs are offered for consumer real estate loans to borrowers experiencing financial difficulties. These modifications represented 0.25 percent and 0.35 percent of outstanding residential mortgage and home equity loans at September 30, 2023.
Forbearance and Other Payment Plans: Forbearance plans generally consist of the Corporation suspending the borrower’s payments for a defined period with those payments then due at the conclusion of the forbearance period. The aging status of a loan is generally frozen when it enters into a forbearance plan. Alternatively, the Corporation may offer the borrower a payment plan, which allows the borrower to repay past due amounts through payments over a defined period. At September 30, 2023, the amortized cost of residential mortgage loans that were modified through these plans during the three and nine months ended September 30, 2023 was $270 million and $437 million. The amortized cost of home equity loans that were modified through these plans during the same periods was $39 million and $64 million. The weighted-average duration of residential mortgage loan modifications was approximately 4 months and 8 months for the three and nine months ended September 30, 2023. For the same periods, the weighted-average duration for home equity loan modifications was approximately 4 months and 9 months. The total forborne payments for residential mortgage loan modifications was $6 million and $19 million for the three and nine months ended September 30, 2023. For the same periods, the total forborne payments for home equity modifications was $2 million and $7 million. If a borrower is unable to fulfill their obligations under the forbearance plans, they may be offered a trial or permanent modification.
Trial Modifications: Trial modification plans generally consist of the Corporation offering a borrower modified loan terms that reduce their contractual payments temporarily over a three-to-four-month trial period. If the customer successfully makes the modified payments during the trial period and formally accepts the modified terms, the modified loan terms become permanent. At September 30, 2023, the amortized cost of residential mortgage loans entering trial modifications during the three and nine months ended September 30, 2023 was $33 million and $83 million. The amortized cost of home equity loans entering trial modifications during the same periods was $10 million and $31 million.
Permanent Modifications: Permanent modifications include borrowers that have completed a trial modification and have had their contractual payment terms permanently modified, as well as borrowers that proceed directly to a permanent modification without a trial period. In a permanent modification, the borrower’s payment terms are typically modified in more than one manner but generally include a term extension and an interest rate reduction. At times, the permanent modification may also include principal forgiveness and/or a deferral of past due principal and interest amounts to the end of the loan term. The combinations utilized are based on modifying the terms that give the borrower an improved ability to meet the contractual obligations. At September 30, 2023, the amortized cost of residential mortgage loans that were granted a permanent modification during the three and nine months ended September 30, 2023 was $47 million and $128 million. The amortized cost of home equity loans that were granted a permanent modification during the same periods was $9 million and $26 million. The term extensions granted for residential mortgage and home equity permanent modifications vary widely and can be up to 30 years, but are mostly in the range of 1 to 20 years for both residential mortgage and home equity loans. The weighted-average term extension of permanent modifications for residential mortgage loans was 12.1 years and 9.9 years for the three and nine months ended September 30, 2023, while the weighted-average interest rate reduction was 1.31 percent and 1.50 percent. For the same periods, the weighted-average term extension of permanent modifications for home equity loans was 17.2 years and 16.2 years, while the weighted-average interest rate reduction was 2.69 percent and 3.11 percent. Principal forgiveness and payment deferrals were insignificant for the three and nine months ended September 30, 2023.
For consumer real estate borrowers in financial difficulty that received a forbearance, trial or permanent modification, there were no commitments to lend additional funds at September 30, 2023. Borrowers with a home equity line of credit that received a forbearance plan could have all or a portion of their lines reinstated in the future if they cure their payment default and meet certain Bank conditions.
Chapter 7 Discharges: If a borrower’s consumer real estate obligation is discharged in a Chapter 7 bankruptcy proceeding, the contractual payment terms of the loan are not modified, although they can no longer be enforced against the individual borrower. The Corporation’s ability to collect amounts due on the loan is limited to enforcement against the property through the foreclosure and sale of the collateral. The Corporation will only pursue foreclosure upon default by the borrower, and otherwise will recover pursuant to the loan terms or at the time of a sale. Residential mortgage and home equity loans that were granted a Chapter 7 discharge were insignificant for the three and nine months ended September 30, 2023.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. Defaults of modified residential mortgage and home equity loans since January 1, 2023 were $160 million and $26 million during the nine months ended September 30, 2023. The table below provides aging information as of September 30, 2023 for consumer real estate loans modified since January 1, 2023.

Bank of America 74

Consumer Real Estate - Payment Status of Modifications to Borrowers in Financial Difficulty (1)

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	September 30, 2023
Residential mortgage	$295	$114	$156	$565
Home equity	51	11	28	90
Total	$346	$125	$184	$655
(1)Excludes trial modifications and Chapter 7 discharges
Consumer real estate foreclosed properties totaled $93 million and $121 million at September 30, 2023 and December 31, 2022. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at September 30, 2023 and December 31, 2022 was $684 million and $871 million. During the nine months ended September 30, 2023 and 2022, the Corporation reclassified $86 million and $151 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
Credit Card and Other Consumer
Credit card and other consumer loans are primarily modified by placing the customer on a fixed payment plan with a significantly reduced fixed interest rate, with terms ranging from 6 months to 72 months. As of September 30, 2023, substantially all payment plans provided to customers had a 60-month term. In certain circumstances, the Corporation will forgive a portion of the outstanding balance if the borrower makes payments up to a set amount. The Corporation makes modifications directly with borrowers for loans held by the Corporation (internal programs) as well as through third-party renegotiation agencies that provide solutions to customers’ entire unsecured debt structures (external programs). The September 30, 2023 amortized cost of credit card and other consumer loans that were modified through these programs during the three and nine months ended September 30, 2023 was $196 million and $455 million. The weighted-average interest rate reduction for the modifications was 19.40 percent and 19.02 percent, and principal forgiveness was $16 million and $41 million during the three and nine months ended September 30, 2023.
The Corporation tracks the performance of modified loans to assess the effectiveness of modification programs. Defaults of modified credit card and other consumer loans since January 1, 2023 were insignificant during the three and nine months ended September 30, 2023. Of the $455 million in modified credit card and other consumer loans to borrowers experiencing financial difficulty as of September 30, 2023, $370 million were current, $47 million were 30-89 days past due, and $38 million were greater than 90 days past due. These modifications represented 0.22 percent of outstanding credit card and other consumer loans at September 30, 2023.
Commercial Loans
Modifications of loans to commercial borrowers experiencing financial difficulty are designed to reduce the Corporation’s loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Each modification is unique, reflects the borrower’s individual circumstances and is designed to benefit the borrower while mitigating the Corporation’s risk exposure. Commercial modifications are primarily term extensions and payment forbearances. Payment forbearances involve the Bank forbearing its contractual right to collect certain payments or payment in full (maturity forbearance) for a defined period of time. Reductions in interest rates and principal forgiveness occur infrequently for commercial borrowers. Principal forgiveness may occur in connection with foreclosure, short sales or other settlement agreements, leading to termination or sale of the loan. The table below provides the ending amortized cost of commercial loans modified during the three and nine months ended September 30, 2023.

Commercial Loans - Modifications to Borrowers in Financial Difficulty

	Term Extension	Forbearances	Interest Rate Reduction	Total
(Dollars in millions)	Three Months Ended September 30, 2023
U.S. Commercial	$431	$24	$—	$455
Non-U.S. Commercial	130	—	24	154
Commercial Real Estate	599	219	—	818
Total	$1,160	$243	$24	$1,427

	Nine Months Ended September 30, 2023
U.S. Commercial	$768	$33	$—	$801
Non-U.S. Commercial	162	—	24	186
Commercial Real Estate	1,069	287	—	1,356
Total	$1,999	$320	$24	$2,343
Term extensions granted increased the weighted-average life of the impacted loans by 1.8 years at both the three and nine months ended September 30, 2023. The weighted-average duration of loan payments deferred under the Corporation’s commercial loan forbearance program was 8 months for the three months ended September 30, 2023 and 9 months for the nine months ended September 30, 2023. The deferral period for loan payments can vary, but are mostly in the range of 9

75 Bank of America

months to 24 months. The weighted-average interest rate reduction was 0.59 percent for both the three and nine months ended September 30, 2023. Modifications of loans to troubled borrowers for Commercial Lease Financing and U.S. Small Business Commercial were not significant during the three and nine months ended September 30, 2023.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. Defaults of modified Commercial loans since January 1, 2023 were insignificant during the nine months ended September 30, 2023. The table below provides aging information as of September 30, 2023 for commercial loans modified since January 1, 2023.

Commercial - Payment Status of Modified Loans to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total	% of Total Class of Financing Receivable
(Dollars in millions)	September 30, 2023
U.S. Commercial	$766	$21	$14	$801	0.22%
Non-U.S. Commercial	186	—	—	186	0.15
Commercial Real Estate	1,083	60	213	1,356	1.85
Total	$2,035	$81	$227	$2,343	0.42
For the nine months ended September 30, 2023, the Corporation had commitments to lend $871 million to commercial borrowers experiencing financial difficulty whose loans were modified during the period.
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
Consumer Real Estate
The table below presents the September 30, 2022 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of consumer real estate loans that were modified in TDRs during the three and nine months ended September 30, 2022. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period. Binding trial modifications are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification.
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
The table below presents the September 30, 2022 carrying value for consumer real estate loans that were modified in a TDR during the three and nine months ended September 30, 2022, by type of modification.

Consumer Real Estate – Modification Programs

(Dollars in millions)	TDRs Entered into During the Three Months Ended September 30, 2022	TDRs Entered into During the Nine Months Ended September 30, 2022
Modifications under proprietary programs	$420	$999
Loans discharged in Chapter 7 bankruptcy (1)	4	12
Trial modifications	41	94
Total modifications	$465	$1,105
(1)Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.

Bank of America 76

The table below presents the carrying value of consumer real estate loans that entered into payment default during the three and nine months ended September 30, 2022 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification.

Consumer Real Estate – TDRs Entering Payment Default that were Modified During the Preceding 12 Months

(Dollars in millions)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Modifications under proprietary programs	$63	$135
Loans discharged in Chapter 7 bankruptcy (1)	1	2
Trial modifications (2)	8	19
Total modifications	$72	$156
(1)Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
(2)Includes trial modification offers to which the customer did not respond.
Credit Card and Other Consumer
The table below provides information on the Corporation’s Credit Card and Other Consumer TDR portfolio including the September 30, 2022 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of loans that were modified in TDRs during the three and nine months ended September 30, 2022.

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
(1)Includes accrued interest and fees.
The table below presents the September 30, 2022 carrying value for Credit Card and Other Consumer loans that were modified in a TDR during the three and nine months ended September 30, 2022 by program type.

Credit Card and Other Consumer – TDRs by Program Type (1)
(Dollars in millions)	TDRs Entered into During the Three Months Ended September 30, 2022	TDRs Entered into During the Nine Months Ended September 30, 2022
Internal programs	$77	$174
External programs	13	32
Other	2	4
Total	$92	$210
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
Commercial Loans
During the three and nine months ended September 30, 2022, the carrying value of the Corporation’s commercial loans that were modified as TDRs was $745 million and $1.7 billion. At December 31, 2022, the Corporation had commitments to lend $358 million to commercial borrowers whose loans were classified as TDRs. The balance of commercial TDRs in payment default was $105 million at December 31, 2022.
Loans Held-for-sale
The Corporation had LHFS of $7.6 billion and $6.9 billion at September 30, 2023 and December 31, 2022. Cash and non-
cash proceeds from sales and paydowns of loans originally classified as LHFS were $10.8 billion and $27.8 billion for the nine months ended September 30, 2023 and 2022. Cash used for originations and purchases of LHFS totaled $11.5 billion and $18.7 billion for the nine months ended September 30, 2023 and 2022. Also included were non-cash net transfers into LHFS of $634 million and $2.1 billion for the nine months ended September 30, 2023 and 2022.
Accrued Interest Receivable
Accrued interest receivable for loans and leases and loans held-for-sale at September 30, 2023 and December 31, 2022 was $4.3 billion and $3.8 billion and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During the three and nine months ended September 30, 2023, the Corporation

77 Bank of America

reversed $152 million and $409 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan compared to $81 million and $241 million for the same periods in 2022.
For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during the three and nine months ended September 30, 2023 and 2022, interest and fee income reversed at the time the loans were classified as nonperforming was not significant. For more information on the Corporation's nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.
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
The September 30, 2023 estimate for allowance for credit losses was based on various economic scenarios, including a baseline scenario derived from consensus estimates, an adverse scenario reflecting an extended moderate recession, a downside scenario reflecting persistent inflation and interest rates above the baseline scenario, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario that considers the potential for improvement above the baseline scenario. The overall weighted economic outlook of the above scenarios is estimating a mild recessionary environment in late 2023 and early 2024, which has modestly improved compared to the weighted economic outlook estimated as of December 31, 2022. The weighted economic outlook assumes that the U.S. average unemployment rate will be just above five percent by the fourth quarter of 2024 and will remain near this level through the fourth quarter of 2025. Additionally, in this economic outlook, U.S. real gross domestic product is forecasted to grow at 0.5 percent and at 1.6 percent year-over-year in the fourth quarters of 2024 and 2025.
The allowance for credit losses increased $418 million from December 31, 2022 to $14.6 billion at September 30, 2023, which included a $921 million reserve increase related to the consumer portfolio and a $503 million reserve decrease related to the commercial portfolio. The increase in the allowance reflected a reserve build in the Corporation’s consumer portfolio primarily due to credit card loan growth and asset quality, partially offset by a reserve release in the Corporation’s commercial portfolio primarily driven by certain improved macroeconomic conditions. The allowance also includes the impact of the accounting change to remove the recognition and measurement guidance on TDRs, which reduced the allowance for credit losses by $243 million on January 1, 2023. The change in the allowance for credit losses was comprised of a net increase of $605 million in the allowance for loan and lease losses and a decrease of $187 million in the reserve for unfunded lending commitments. The provision for credit losses increased $336 million to $1.2 billion, and $1.8 billion to $3.3 billion for the three and nine months ended September 30, 2023 compared to the same periods in 2022. The provision for credit losses for the current-year periods was driven by the Corporation’s consumer portfolio primarily due to credit card loan growth and asset quality, partially offset by certain improved macroeconomic conditions that primarily benefited the Corporation’s commercial portfolio. In addition, provision for credit losses for the three months ended September 30, 2023 benefited from commercial net paydowns. For the three-month period in the prior year, the provision for credit losses was primarily driven by loan growth and a dampened macroeconomic outlook and the nine-month period was driven by the same factors as well as a reserve build related to Russian exposure, partially offset by asset quality improvement and reduced COVID-19 pandemic uncertainties.
Outstanding loans and leases excluding loans accounted for under the fair value option increased $4.9 billion during the nine months ended September 30, 2023 driven by consumer loans, which increased $2.5 billion driven by credit card, partially offset by declines in securities-based lending. Commercial loans increased $2.4 billion driven by broad-based growth.
The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the following table.

Bank of America 78

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	Three Months Ended September 30, 2023
Allowance for loan and lease losses, July 1	$427	$7,323	$5,200	$12,950
Loans and leases charged off	(15)	(994)	(178)	(1,187)
Recoveries of loans and leases previously charged off	27	178	51	256
Net charge-offs	12	(816)	(127)	(931)
Provision for loan and lease losses	(28)	1,247	49	1,268
Other	1	1	(2)	—
Allowance for loan and lease losses, September 30	412	7,755	5,120	13,287
Reserve for unfunded lending commitments, July 1	86	—	1,302	1,388
Provision for unfunded lending commitments	(1)	—	(33)	(34)
Other	—	—	(1)	(1)
Reserve for unfunded lending commitments, September 30	85	—	1,268	1,353
Allowance for credit losses, September 30	$497	$7,755	$6,388	$14,640

	Three Months Ended September 30, 2022
Allowance for loan and lease losses, July 1	$396	$6,216	$5,361	$11,973
Loans and leases charged off	(13)	(696)	(100)	(809)
Recoveries of loans and leases previously charged off	34	216	39	289
Net charge-offs	21	(480)	(61)	(520)
Provision for loan and lease losses	(37)	760	122	845
Other	4	—	—	4
Allowance for loan and lease losses, September 30	384	6,496	5,422	12,302
Reserve for unfunded lending commitments, July 1	79	—	1,382	1,461
Provision for unfunded lending commitments	(1)	—	54	53
Other	—	—	1	1
Reserve for unfunded lending commitments, September 30	78	—	1,437	1,515
Allowance for credit losses, September 30	$462	$6,496	$6,859	$13,817

(Dollars in millions)	Nine Months Ended September 30, 2023
Allowance for loan and lease losses, December 31	$420	$6,817	$5,445	$12,682
January 1, 2023 adoption of credit loss standard	(67)	(109)	(67)	(243)
Allowance for loan and lease losses, January 1	353	6,708	5,378	12,439
Loans and leases charged off	(44)	(2,779)	(544)	(3,367)
Recoveries of loans and leases previously charged off	81	565	114	760
Net charge-offs	37	(2,214)	(430)	(2,607)
Provision for loan and lease losses	14	3,259	204	3,477
Other	8	2	(32)	(22)
Allowance for loan and lease losses, September 30	412	7,755	5,120	13,287
Reserve for unfunded lending commitments, January 1	94	—	1,446	1,540
Provision for unfunded lending commitments	(9)	—	(178)	(187)
Reserve for unfunded lending commitments, September 30	85	—	1,268	1,353
Allowance for credit losses, September 30	$497	$7,755	$6,388	$14,640

	Nine Months Ended September 30, 2022
Allowance for loan and lease losses, January 1	$557	$6,476	$5,354	$12,387
Loans and leases charged off	(196)	(2,007)	(284)	(2,487)
Recoveries of loans and leases previously charged off	195	684	125	1,004
Net charge-offs	(1)	(1,323)	(159)	(1,483)
Provision for loan and lease losses	(179)	1,344	229	1,394
Other	7	(1)	(2)	4
Allowance for loan and lease losses, September 30	384	6,496	5,422	12,302
Reserve for unfunded lending commitments, January 1	96	—	1,360	1,456
Provision for unfunded lending commitments	(18)	—	75	57
Other	—	—	2	2
Reserve for unfunded lending commitments, September 30	78	—	1,437	1,515
Allowance for credit losses, September 30	$462	$6,496	$6,859	$13,817
NOTE 6 Securitizations and Other Variable Interest Entities
The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at September 30, 2023 and December 31, 2022 in situations where the Corporation has continuing involvement with transferred assets or if the Corporation otherwise has a variable interest in the VIE. The tables also present the Corporation’s maximum loss exposure at September 30, 2023 and December 31, 2022 resulting from its involvement with consolidated VIEs and unconsolidated VIEs in which the Corporation holds a variable interest. For more information on the Corporation’s use of VIEs and related maximum loss exposure, see Note 1 – Summary of Significant Accounting Principles and Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.
The Corporation invests in ABS issued by third-party VIEs with which it has no other form of involvement and enters into

79 Bank of America

certain commercial lending arrangements that may also incorporate the use of VIEs, for example to hold collateral.
These securities and loans are included in Note 4 – Securities or Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses. In addition, the Corporation has used VIEs in connection with its funding activities.
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three and nine months ended September 30, 2023 or the year ended December 31, 2022 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $950 million and $978 million at September 30, 2023 and December 31, 2022.
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
The table below summarizes select information related to first-lien mortgage securitizations for the three and nine months ended September 30, 2023 and 2022.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency				Commercial Mortgage
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Proceeds from loan sales (1)	$1,220	$3,259	$3,475	$7,000	$1,167	$779	$1,764	$5,194
Gains on securitizations (2)	(2)	—	(6)	8	33	13	35	39
Repurchases from securitization trusts (3)	10	21	24	46	—	—	—	—
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
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $17 million and $34 million net of hedges, during the three and nine months ended September 30, 2023 compared to $5 million and $35 million for the same periods in 2022, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $93.5 billion and $102.6 billion at September 30, 2023 and 2022. Servicing fee and ancillary fee income on serviced loans was $55 million and $187 million during the three and nine months ended September 30, 2023 compared to $71 million and $215 million for the same periods in 2022. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $1.3 billion and $1.6 billion at
September 30, 2023 and December 31, 2022. For more information on MSRs, see Note 14 – Fair Value Measurements.
During the three and nine months ended September 30, 2023, the Corporation deconsolidated agency residential mortgage securitization trusts with total assets of $35 million and $659 million compared to $22 million and $585 million for the same periods in 2022.
The following table summarizes select information related to first-lien mortgage securitization trusts in which the Corporation held a variable interest at September 30, 2023 and December 31, 2022.

Bank of America 80

First-lien Mortgage VIEs

	Residential Mortgage
			Non-agency
	Agency		Prime		Subprime		Alt-A		Commercial Mortgage
(Dollars in millions)	Sep 30 2023	Dec 31 2022	Sep 30 2023	Dec 31 2022	Sep 30 2023	Dec 31 2022	Sep 30 2023	Dec 31 2022	Sep 30 2023	Dec 31 2022
Unconsolidated VIEs
Maximum loss exposure (1)	$8,280	$9,112	$83	$91	$655	$735	$9	$28	$1,461	$1,594
On-balance sheet assets
Senior securities:
Trading account assets	$284	$232	$4	$3	$20	$25	$7	$26	$17	$91
Debt securities carried at fair value	2,482	3,027	—	—	342	410	—	—	—	—
Held-to-maturity securities	5,514	5,853	—	—	—	—	—	—	1,293	1,268
All other assets	—	—	2	3	22	25	2	2	45	101
Total retained positions	$8,280	$9,112	$6	$6	$384	$460	$9	$28	$1,355	$1,460
Principal balance outstanding (2)	$76,572	$81,644	$3,589	$3,973	$4,600	$5,034	$10,650	$11,568	$81,080	$85,101

Consolidated VIEs
Maximum loss exposure (1)	$1,914	$1,735	$—	$—	$—	$78	$—	$—	$—	$—
On-balance sheet assets
Trading account assets	$1,914	$1,735	$—	$—	$—	$78	$—	$—	$—	$—
Loans and leases, net	—	—	—	—	—	—	—	—	—	—
Total assets	$1,914	$1,735	$—	$—	$—	$78	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
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
Other Asset-backed Securitizations
The table below summarizes select information related to home equity, credit card and other asset-backed VIEs in which the Corporation held a variable interest at September 30, 2023 and December 31, 2022.

Home Equity Loan, Credit Card and Other Asset-backed VIEs

	Home Equity (1)		Credit Card and Automobile (2)		Resecuritization Trusts		Municipal Bond Trusts
(Dollars in millions)	Sep 30 2023	Dec 31 2022	Sep 30 2023	Dec 31 2022	Sep 30 2023	Dec 31 2022	Sep 30 2023	Dec 31 2022
Unconsolidated VIEs
Maximum loss exposure	$—	$119	$—	$—	$4,683	$4,243	$2,030	$2,537
On-balance sheet assets
Securities (3):
Trading account assets	$—	$—	$—	$—	$1,465	$456	$—	$—
Debt securities carried at fair value	—	1	—	—	916	1,259	—	—
Held-to-maturity securities	—	—	—	—	2,302	2,528	—	—
Total retained positions	$—	$1	$—	$—	$4,683	$4,243	$—	$—
Total assets of VIEs	$264	$326	$—	$—	$18,187	$12,255	$2,486	$3,016

Consolidated VIEs
Maximum loss exposure	$13	$32	$8,361	$9,555	$119	$551	$2,121	$—
On-balance sheet assets
Trading account assets	$—	$—	$—	$—	$291	$650	$2,071	$—
Debt securities carried at fair value	—	—	—	—	—	—	50	—
Loans and leases	34	97	15,233	14,555	—	—	—	—
Allowance for loan and lease losses	7	12	(815)	(808)	—	—	—	—
All other assets	1	2	111	68	—	—	—	—
Total assets	$42	$111	$14,529	$13,815	$291	$650	$2,121	$—
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$—	$—	$2,036	$—
Long-term debt	29	79	6,156	4,247	172	99	—	—
All other liabilities	—	—	12	13	—	—	—	—
Total liabilities	$29	$79	$6,168	$4,260	$172	$99	$2,036	$—
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
(2)At September 30, 2023 and December 31, 2022, loans and leases in the consolidated credit card trust included $3.6 billion and $3.3 billion of seller’s interest.
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

81 Bank of America

Credit Card and Automobile Loan Securitizations
The Corporation securitizes originated and purchased credit card and automobile loans as a source of financing. The loans are sold on a non-recourse basis to consolidated trusts. The securitizations are ongoing, whereas additional receivables will be funded into the trusts by either loan repayments or proceeds from securities issued to third parties, depending on the securitization structure. The Corporation’s continuing involvement with the securitization trusts includes servicing the receivables and holding various subordinated interests, including an undivided seller’s interest in the credit card receivables and owning certain retained interests.
At September 30, 2023 and 2022, the carrying values of the receivables in the trusts totaled $15.2 billion and $14.0 billion, which are included in loans and leases, and the carrying values of senior debt securities that were issued to third-party investors from the trusts totaled $6.2 billion and $3.0 billion, which are included in long-term debt.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $1.8 billion and $7.6 billion of securities during the three and nine months ended September 30, 2023 compared to $5.3 billion and $19.5 billion for the same periods in 2022. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. During the three and nine months ended September 30, 2023 and 2022, resecuritization proceeds included securities with an initial fair value of $1.1 billion and $2.1 billion compared to $670 million and $2.4 billion, of which substantially all of the securities were classified as trading account assets for both periods. Substantially all of the trading account securities carried at fair value were categorized as Level 2 within the fair value hierarchy.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $2.0 billion and $2.5 billion at September 30, 2023 and December 31, 2022. The weighted-average remaining life of bonds held in the trusts at September 30, 2023 was 12.3 years. There were no significant write-downs or downgrades of assets or issuers during the nine months ended September 30, 2023 and 2022.
Other Variable Interest Entities
The table below summarizes select information related to other VIEs in which the Corporation held a variable interest at September 30, 2023 and December 31, 2022.

Other VIEs

	Consolidated	Unconsolidated	Total	Consolidated	Unconsolidated (1)	Total (1)
(Dollars in millions)	September 30, 2023			December 31, 2022
Maximum loss exposure	$1,840	$47,375	$49,215	$2,286	$47,477	$49,763
On-balance sheet assets
Trading account assets	$378	$2,183	$2,561	$353	$2,187	$2,540
Debt securities carried at fair value	—	125	125	—	473	473
Loans and leases	1,635	14,447	16,082	2,086	14,243	16,329
Allowance for loan and lease losses	(1)	(71)	(72)	(1)	(99)	(100)
All other assets	60	30,164	30,224	46	30,221	30,267
Total	$2,072	$46,848	$48,920	$2,484	$47,025	$49,509
On-balance sheet liabilities
Short-term borrowings	$23	$—	$23	$42	$—	$42
Long-term debt	209	—	209	156	—	156
All other liabilities	—	7,104	7,104	—	7,318	7,318
Total	$232	$7,104	$7,336	$198	$7,318	$7,516
(1)Prior period has been revised to include unconsolidated CLOs.
Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s involvement in the VIE is limited to its loss exposure. The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $832 million and $914 million at September 30, 2023 and December 31, 2022, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs. Total assets of the consolidated and unconsolidated VIEs were $1.5 billion at both September 30, 2023 and December 31, 2022.
CDO and CLO VIEs
The Corporation holds investments in unconsolidated CDO and CLO VIEs, that hold diversified pools of fixed-income securities, typically corporate debt, ABS or non-investment grade corporate loans, which are funded by multiple tranches of debt instruments and equity securities issued by the VIEs. The VIEs are managed by third-party portfolio managers. The Corporation held $16.2 billion and $16.3 billion of loans and securities issued by CDO and CLO VIEs at September 30, 2023 and December 31, 2022. The Corporation’s loss exposure is limited to its loan and debt security holdings and the notional amount of any derivatives to which the Corporation is a counterparty. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs and CLOs totaled $16.3 billion at both September 30, 2023 and December 31, 2022, which is insignificant to the total assets of the VIEs.

Bank of America 82

Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At September 30, 2023 and December 31, 2022, the Corporation’s consolidated investment VIEs had total assets of $471 million and $854 million. The Corporation also held investments in unconsolidated VIEs with total assets of $15.4 billion and $12.2 billion at September 30, 2023 and December 31, 2022. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $1.8 billion and $2.4 billion at September 30, 2023 and December 31, 2022 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $1.2 billion at both September 30, 2023 and December 31, 2022. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
Tax Credit VIEs
The Corporation holds equity investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, renewable energy and certain other projects. The total assets of these unconsolidated tax credit VIEs were $81.7 billion and $74.8 billion as of September 30, 2023 and December 31, 2022. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. As an investor, tax credits associated with the investments in these entities are allocated to the Corporation, as provided by the U.S. Internal Revenue Code and related regulations, and are recognized as income tax benefits in the Corporation’s Consolidated Statement of Income in the year they are earned, which varies based on the type of investments. Tax credits from environmental, social and governance investments in affordable housing are recognized ratably over a term of up to 10 years, and tax credits from renewable energy investments are recognized either at inception for transactions electing Investment Tax Credits (ITCs) or as energy is produced for transactions electing Production Tax Credits (PTCs), which is generally up to a 10-year time period. The volume and types of investments held by the Corporation will influence the amount of tax credits recognized each period.
The Corporation’s equity investments in affordable housing and other projects totaled $14.9 billion and $14.7 billion at September 30, 2023 and December 31, 2022, which included unfunded capital contributions of $6.8 billion and $6.9 billion and are probable to be paid over the next five years. The Corporation may be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant. During the three and nine months ended September 30, 2023, the Corporation recognized tax credits and other tax benefits related to affordable housing and other tax credit equity investments of $526 million and $1.6 billion compared to $457 million and $1.3 billion for the same periods in 2022, and reported pretax losses in other income of $379 million and $1.1 billion compared to $350 million and $1.0 billion for the same periods in 2022. The Corporation’s equity investments in renewable energy totaled $13.9 billion at both September 30, 2023 and December 31, 2022. In addition, the Corporation had unfunded capital contributions for renewable energy investments of $6.5 billion and $1.9 billion at September 30, 2023 and December 31, 2022, which are contingent on various conditions precedent to funding over the next two years. The Corporation’s risk of loss is generally mitigated by policies requiring the project to qualify for the expected tax credits prior to making its investment. During the three and nine months ended September 30, 2023, the Corporation recognized tax credits and other tax benefits related to renewable energy equity investments of $1.3 billion and $3.4 billion compared to $527 million and $2.0 billion for the same periods in 2022 and reported pretax losses in other income of $849 million and $2.0 billion compared to $337 million and $1.4 billion for the same periods in 2022. The Corporation may also enter into power purchase agreements with renewable energy tax credit entities. The maximum loss exposure for tax credit VIEs was $28.8 billion at both September 30, 2023 and December 31, 2022.

83 Bank of America

NOTE 7 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at September 30, 2023 and December 31, 2022. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill

(Dollars in millions)	September 30 2023	December 31 2022
Consumer Banking	$30,137	$30,137
Global Wealth & Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,181	5,182
Total goodwill	$69,021	$69,022
Intangible Assets
At September 30, 2023 and December 31, 2022, the net carrying value of intangible assets was $2.0 billion and $2.1 billion. At both September 30, 2023 and December 31, 2022, intangible assets included $1.6 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $20 million for both the three months ended September 30, 2023 and 2022 and $59 million for both the nine months ended September 30, 2023 and 2022.
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
The table below presents the net investment in sales-type and direct financing leases at September 30, 2023 and December 31, 2022.

Net Investment (1)

(Dollars in millions)	September 30 2023	December 31 2022
Lease receivables	$15,580	$15,123
Unguaranteed residuals	2,291	2,143
Total net investment in sales-type and direct financing leases	$17,871	$17,266
(1)In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $6.6 billion and $6.5 billion at September 30, 2023 and December 31, 2022.
The table below presents lease income for the three and nine months ended September 30, 2023 and 2022.

Lease Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022
Sales-type and direct financing leases	$206	$149	$559	$428
Operating leases	233	241	705	704
Total lease income	$439	$390	$1,264	$1,132
Lessee Arrangements
The Corporation's lessee arrangements predominantly consist of operating leases for premises and equipment; the Corporation's financing leases are not significant.
The table below provides information on the right-of-use assets and lease liabilities at September 30, 2023 and December 31, 2022.

Lessee Arrangements

(Dollars in millions)	September 30 2023	December 31 2022
Right-of-use asset	$9,187	$9,755
Lease liabilities	9,799	10,359

Bank of America 84

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
Offsetting of Securities Financing Agreements
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance
Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at September 30, 2023 and December 31, 2022. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives. For more information on the securities financing agreements and the offsetting of securities financing transactions, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	September 30, 2023
Securities borrowed or purchased under agreements to resell (3)	$651,337	$(342,088)	$309,249	$(283,835)	$25,414
Securities loaned or sold under agreements to repurchase	$642,791	$(342,088)	$300,703	$(285,522)	$15,181
Other (4)	8,304	—	8,304	(8,304)	—
Total	$651,095	$(342,088)	$309,007	$(293,826)	$15,181

	December 31, 2022
Securities borrowed or purchased under agreements to resell (3)	$597,847	$(330,273)	$267,574	$(240,120)	$27,454
Securities loaned or sold under agreements to repurchase	$525,908	$(330,273)	$195,635	$(183,265)	$12,370
Other (4)	8,427	—	8,427	(8,427)	—
Total	$534,335	$(330,273)	$204,062	$(191,692)	$12,370
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
(3)Excludes repurchase activity of $8.6 billion and $8.7 billion reported in loans and leases on the Consolidated Balance Sheet at September 30, 2023 and December 31, 2022.
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

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	September 30, 2023
Securities sold under agreements to repurchase	$257,669	$167,947	$78,648	$58,853	$563,117
Securities loaned	74,247	152	971	4,304	79,674
Other	8,304	—	—	—	8,304
Total	$340,220	$168,099	$79,619	$63,157	$651,095

	December 31, 2022
Securities sold under agreements to repurchase	$200,087	$181,632	$41,666	$30,107	$453,492
Securities loaned	66,909	288	1,139	4,080	72,416
Other	8,427	—	—	—	8,427
Total	$275,423	$181,920	$42,805	$34,187	$534,335
(1)No agreements have maturities greater than four years.

85 Bank of America

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	September 30, 2023
U.S. government and agency securities	$310,064	$—	$20	$310,084
Corporate securities, trading loans and other	20,488	778	7	21,273
Equity securities	7,410	78,896	8,260	94,566
Non-U.S. sovereign debt	220,382	—	17	220,399
Mortgage trading loans and ABS	4,773	—	—	4,773
Total	$563,117	$79,674	$8,304	$651,095

	December 31, 2022
U.S. government and agency securities	$193,005	$18	$—	$193,023
Corporate securities, trading loans and other	14,345	2,896	317	17,558
Equity securities	10,249	69,432	8,110	87,791
Non-U.S. sovereign debt	232,171	70	—	232,241
Mortgage trading loans and ABS	3,722	—	—	3,722
Total	$453,492	$72,416	$8,427	$534,335
Collateral
The Corporation accepts securities and loans as collateral that it is permitted by contract or practice to sell or repledge. At September 30, 2023 and December 31, 2022, the fair value of this collateral was $852.7 billion and $827.6 billion, of which $820.9 billion and $764.1 billion was sold or repledged. The primary source of this collateral is securities borrowed or purchased under agreements to resell. For more information on collateral, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.
Restricted Cash
At September 30, 2023 and December 31, 2022, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $6.1 billion and $7.6 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with central banks to meet reserve requirements.
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
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.6 billion and $10.4 billion at September 30, 2023 and December 31, 2022. The carrying value of the Corporation’s credit extension commitments at September 30, 2023 and December 31, 2022, excluding commitments accounted for under the fair value option, was $1.4 billion and $1.6 billion, which predominantly related to the reserve for unfunded lending commitments. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The following table includes the notional amount of commitments of $1.8 billion and $3.0 billion at September 30, 2023 and December 31, 2022 that are accounted for under the fair value option. However, the table excludes the cumulative net fair value for these commitments of $62 million and $110 million at September 30, 2023 and December 31, 2022, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

Bank of America 86

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	September 30, 2023
Notional amount of credit extension commitments
Loan commitments (1)	$127,520	$182,325	$206,569	$14,204	$530,618
Home equity lines of credit	2,328	8,975	11,403	22,273	44,979
Standby letters of credit and financial guarantees (2)	21,131	9,821	2,691	505	34,148
Letters of credit	888	32	257	25	1,202
Other commitments (3)	5	46	118	1,056	1,225
Legally binding commitments	151,872	201,199	221,038	38,063	612,172
Credit card lines (4)	440,277	—	—	—	440,277
Total credit extension commitments	$592,149	$201,199	$221,038	$38,063	$1,052,449

	December 31, 2022
Notional amount of credit extension commitments
Loan commitments (1)	$113,962	$162,890	$221,374	$13,667	$511,893
Home equity lines of credit	1,479	7,230	11,578	22,154	42,441
Standby letters of credit and financial guarantees (2)	22,565	9,237	2,787	628	35,217
Letters of credit	853	46	52	49	1,000
Other commitments (3)	5	93	71	1,103	1,272
Legally binding commitments	138,864	179,496	235,862	37,601	591,823
Credit card lines (4)	419,144	—	—	—	419,144
Total credit extension commitments	$558,008	$179,496	$235,862	$37,601	$1,010,967
(1)     At September 30, 2023 and December 31, 2022, $3.7 billion and $2.6 billion of these loan commitments were held in the form of a security.
(2) The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $23.6 billion and $9.8 billion at September 30, 2023, and $25.1 billion and $9.5 billion at December 31, 2022. Amounts in the table include consumer SBLCs of $714 million and $575 million at September 30, 2023 and December 31, 2022.
(3)     Primarily includes second-loss positions on lease-end residual value guarantees.
(4)     Includes business card unused lines of credit.
Other Commitments
At September 30, 2023 and December 31, 2022, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $788 million and $636 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans of $452 million and $294 million, which upon settlement will be included in trading account assets.
At September 30, 2023 and December 31, 2022, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $128.3 billion and $92.0 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $73.2 billion and $57.8 billion. A significant portion of these commitments will expire within the next 12 months.
At September 30, 2023 and December 31, 2022, the Corporation had a commitment to originate or purchase up to $4.0 billion and $3.7 billion on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2026 and can be terminated with 12 months prior notice.
At September 30, 2023 and December 31, 2022, the Corporation had unfunded equity investment commitments of $900 million and $571 million.
As a Federal Reserve member bank, the Corporation is required to subscribe to a certain amount of shares issued by its Federal Reserve district bank, which pays cumulative dividends at a prescribed rate. As of September 30, 2023 and December 31, 2022, the Corporation paid $5.4 billion for half of its subscribed shares, with the remaining half subject to call by the Federal Reserve district bank board, which the Corporation believes is remote.

Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At both September 30, 2023 and December 31, 2022, the notional amount of these guarantees totaled $4.3 billion. At both September 30, 2023 and December 31, 2022, the Corporation’s maximum exposure related to these guarantees totaled $632 million, with estimated maturity dates between 2033 and 2039.
Merchant Services
The Corporation in its role as merchant acquirer or as a sponsor of other merchant acquirers may be held liable for any reversed charges that cannot be collected from the merchants due to, among other things, merchant fraud or insolvency. If charges are properly reversed after a purchase and cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The ability to reverse a charge is primarily governed by the applicable payment network rules and regulations, which include, but are not limited to, the type of charge, type of payment used and time limits. The total amount of transactions subject to reversal under payment network rules and regulations processed for the preceding six-month period, which was approximately $412 billion, is an estimate of the Corporation’s maximum potential exposure as of September 30, 2023. The Corporation’s risk in this area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The Corporation’s reserves for contingent losses and the losses incurred related to the merchant processing activity were not significant.

87 Bank of America

Representations and Warranties Obligations and Corporate Guarantees
For more information on representations and warranties obligations and corporate guarantees, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.
The reserve for representations and warranties obligations and corporate guarantees was $621 million and $612 million at September 30, 2023 and December 31, 2022 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet, and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of probable incurred losses, is based on its experience in previous negotiations, and is subject to judgment, a variety of assumptions, and known or unknown uncertainties. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity. See Litigation and Regulatory Matters below for the Corporation's combined range of possible loss in excess of the reserve for representations and warranties and the accrued liability for litigation.
Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $43.6 billion and $59.6 billion at September 30, 2023 and December 31, 2022.
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
Other Contingencies
On May 11, 2023, the Federal Deposit Insurance Corporation (FDIC) issued a proposed rule that would impose a special assessment to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors of Silicon Valley Bank and Signature Bank associated with their closures, and the systemic risk determination announced by the FDIC on March 12, 2023. While the timing and amount of any expense recognition are unknown until the proposed rule is finalized, if the final rule is issued as proposed, the estimated impact of the special assessment on the Corporation would be a noninterest expense of approximately $1.9 billion that would be recognized upon finalization of the rule, which could occur in the fourth quarter of 2023.
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
As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters disclosed below and in the prior commitments and contingencies disclosure, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation and regulatory investigation-related expense of $76 million and $442 million was recognized for the three and nine months ended September 30, 2023 compared to $507 million and $1.1 billion for the same periods in 2022.
For any matter disclosed in this Note and in the prior commitments and contingencies disclosure for which a loss in future periods is reasonably possible and estimable (whether in excess of an accrued liability or where there is no accrued liability) and for representations and warranties exposures, the Corporation’s estimated range of possible loss is $0 to $0.8 billion in excess of the accrued liability, if any, as of September 30, 2023.
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

Bank of America 88

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
Representment Non-sufficient Fund Fees
On July 11, 2023, it was announced that BANA agreed to settle two separate proceedings with the Office of the Comptroller of the Currency (OCC) and Consumer Financial Protection Bureau (CFPB) related to BANA’s assessing overdraft or insufficient funds fees each time a merchant resubmitted a transaction or check for payment after it had been declined due to insufficient funds (Representment Fees). Without admitting or denying the findings, BANA consented to orders requiring it to pay penalties of $60 million to each of the OCC and CFPB. Under the CFPB Consent Order, among other things, BANA also consented to refund at least $80 million to customers who were assessed Representment Fees between September 1, 2018 to February 18, 2022.
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
NOTE 11 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
October 18, 2023	December 1, 2023	December 29, 2023	$0.24
July 19, 2023	September 1, 2023	September 29, 2023	0.24
April 26, 2023	June 2, 2023	June 30, 2023	0.22
February 1, 2023	March 3, 2023	March 31, 2023	0.22
(1) In 2023, and through October 31, 2023.
During the three and nine months ended September 30, 2023, the Corporation repurchased and retired 33 million and 119 million shares of common stock, which reduced shareholders’ equity by $1.0 billion and $3.8 billion.
During the nine months ended September 30, 2023, in connection with employee stock plans, the Corporation issued 73 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 28 million shares of its common stock. At September 30, 2023, the Corporation had reserved 496 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
On October 18, 2023, the Board of Directors declared a quarterly common stock dividend of $0.24 per share.
Preferred Stock
During the three months ended September 30, 2023, June 30, 2023 and March 31, 2023, the Corporation declared $531 million, $306 million and $505 million of cash dividends on preferred stock, or a total of $1.3 billion for the nine months ended September 30, 2023. For more information on the Corporation’s preferred stock, including liquidation preference, dividend requirements and redemption period, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.

89 Bank of America

NOTE 12 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for the nine months ended September 30, 2023 and 2022.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2021	$3,045	$(1,636)	$(1,880)	$(3,642)	$(991)	$(5,104)
Net change	(6,381)	1,298	(10,890)	97	(47)	(15,923)
Balance, September 30, 2022	$(3,336)	$(338)	$(12,770)	$(3,545)	$(1,038)	$(21,027)

Balance, December 31, 2022	$(2,983)	$(881)	$(11,935)	$(4,309)	$(1,048)	$(21,156)
Net change	81	(419)	(317)	25	(6)	(636)
Balance, September 30, 2023	$(2,902)	$(1,300)	$(12,252)	$(4,284)	$(1,054)	$(21,792)
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for the nine months ended September 30, 2023 and 2022.

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
	Nine Months Ended September 30
(Dollars in millions)	2023			2022
Debt securities:
Net increase (decrease) in fair value	$(306)	$84	$(222)	$(8,417)	$2,064	$(6,353)
Net realized (gains) losses reclassified into earnings (1)	404	(101)	303	(37)	9	(28)
Net change	98	(17)	81	(8,454)	2,073	(6,381)
Debit valuation adjustments:
Net increase (decrease) in fair value	(560)	136	(424)	1,698	(411)	1,287
Net realized (gains) losses reclassified into earnings (1)	7	(2)	5	14	(3)	11
Net change	(553)	134	(419)	1,712	(414)	1,298
Derivatives:
Net increase (decrease) in fair value	(1,027)	261	(766)	(14,681)	3,673	(11,008)
Reclassifications into earnings:
Net interest income	616	(153)	463	182	(46)	136
Compensation and benefits expense	(18)	4	(14)	(24)	6	(18)
Net realized (gains) losses reclassified into earnings	598	(149)	449	158	(40)	118
Net change	(429)	112	(317)	(14,523)	3,633	(10,890)
Employee benefit plans:
Net actuarial losses and other reclassified into earnings (2)	36	(11)	25	135	(38)	97
Net change	36	(11)	25	135	(38)	97
Foreign currency:
Net increase (decrease) in fair value	80	(75)	5	726	(774)	(48)
Net realized (gains) losses reclassified into earnings (1)	(44)	33	(11)	—	1	1
Net change	36	(42)	(6)	726	(773)	(47)
Total other comprehensive income (loss)	$(812)	$176	$(636)	$(20,404)	$4,481	$(15,923)
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.

Bank of America 90

NOTE 13 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for the three and nine months ended September 30, 2023 and 2022 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K.

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share information)	2023	2022	2023	2022
Earnings per common share
Net income	$7,802	$7,082	$23,371	$20,396
Preferred stock dividends	(532)	(503)	(1,343)	(1,285)
Net income applicable to common shareholders	$7,270	$6,579	$22,028	$19,111
Average common shares issued and outstanding	8,017.1	8,107.7	8,041.3	8,122.2
Earnings per common share	$0.91	$0.81	$2.74	$2.35

Diluted earnings per common share
Net income applicable to common shareholders	$7,270	$6,579	$22,028	$19,111
Add preferred stock dividends due to assumed conversions	—	—	167	—
Net income allocated to common shareholders	$7,270	$6,579	$22,195	$19,111
Average common shares issued and outstanding	8,017.1	8,107.7	8,041.3	8,122.2
Dilutive potential common shares (1)	58.8	53.1	112.1	51.1
Total diluted average common shares issued and outstanding	8,075.9	8,160.8	8,153.4	8,173.3
Diluted earnings per common share	$0.90	$0.81	$2.72	$2.34
(1)Includes incremental dilutive shares from preferred stock, restricted stock units, restricted stock and warrants.
For the nine months ended September 30, 2023, 62 million average dilutive potential common shares associated with the Series L preferred stock were included in the diluted share count under the “if-converted” method, whereas they were antidilutive for the three months ended September 30, 2023 and the three and nine months ended September 30, 2022.
NOTE 14 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards and conducts a review of fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. During the nine months ended September 30, 2023, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
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
Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at September 30, 2023 and December 31, 2022, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

91 Bank of America

	September 30, 2023
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$1,129	$—	$—	$—	$1,129
Federal funds sold and securities borrowed or purchased under agreements to resell	—	414,435	—	(244,103)	170,332
Trading account assets:
U.S. Treasury and government agencies	67,333	221	—	—	67,554
Corporate securities, trading loans and other	—	44,553	2,156	—	46,709
Equity securities	65,627	39,093	178	—	104,898
Non-U.S. sovereign debt	11,043	26,496	366	—	37,905
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	38,520	9	—	38,529
Mortgage trading loans, ABS and other MBS	—	9,614	1,200	—	10,814
Total trading account assets (2)	144,003	158,497	3,909	—	306,409
Derivative assets	15,908	365,554	4,620	(338,618)	47,464
AFS debt securities:
U.S. Treasury and government agencies	102,738	898	—	—	103,636
Mortgage-backed securities:
Agency	—	20,504	—	—	20,504
Agency-collateralized mortgage obligations	—	1,698	—	—	1,698
Non-agency residential	—	109	278	—	387
Commercial	—	6,741	—	—	6,741
Non-U.S. securities	67	18,699	106	—	18,872
Other taxable securities	—	3,179	—	—	3,179
Tax-exempt securities	—	10,542	51	—	10,593
Total AFS debt securities	102,805	62,370	435	—	165,610
Other debt securities carried at fair value:
U.S. Treasury and government agencies	1,058	—	—	—	1,058
Non-agency residential MBS	—	213	70	—	283
Non-U.S. and other securities	1,862	6,727	—	—	8,589
Total other debt securities carried at fair value	2,920	6,940	70	—	9,930
Loans and leases	—	4,143	107	—	4,250
Loans held-for-sale	—	1,436	171	—	1,607
Other assets (3)	5,609	1,723	1,726	—	9,058
Total assets (4)	$272,374	$1,015,098	$11,038	$(582,721)	$715,789
Liabilities
Interest-bearing deposits in U.S. offices	$—	$404	$—	$—	$404
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	453,940	—	(244,103)	209,837
Trading account liabilities:
U.S. Treasury and government agencies	20,799	2	—	—	20,801
Equity securities	47,649	5,590	12	—	53,251
Non-U.S. sovereign debt	12,614	8,568	—	—	21,182
Corporate securities and other	—	7,514	72	—	7,586
Total trading account liabilities	81,062	21,674	84	—	102,820
Derivative liabilities	15,822	355,436	9,080	(339,483)	40,855
Short-term borrowings	—	4,035	11	—	4,046
Accrued expenses and other liabilities	6,991	3,015	5	—	10,011
Long-term debt	—	38,803	640	—	39,443
Total liabilities (4)	$103,875	$877,307	$9,820	$(583,586)	$407,416
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes securities with a fair value of $25.3 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $340 million that is accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(3)Includes MSRs, which are classified as Level 3 assets, of $1.0 billion.
(4)Total recurring Level 3 assets were 0.35 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.34 percent of total consolidated liabilities.

Bank of America 92

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

93 Bank of America

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2023 and 2022, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance July 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Three Months Ended September 30, 2023
Federal funds sold and securities borrowed or purchased under agreements to resell	$7	$—	$—	$—	$—	$—	$—	$—	$(7)	$—	$—
Trading account assets:
Corporate securities, trading loans and other	2,100	53	(1)	112	(17)	—	(149)	137	(79)	2,156	16
Equity securities	159	45	—	4	(3)	—	(47)	51	(31)	178	(3)
Non-U.S. sovereign debt	568	16	(14)	2	(3)	—	(203)	—	—	366	16
Mortgage trading loans, MBS and ABS	1,233	(10)	—	40	(101)	—	(8)	90	(35)	1,209	(12)
Total trading account assets	4,060	104	(15)	158	(124)	—	(407)	278	(145)	3,909	17
Net derivative assets (liabilities) (4)	(4,997)	1,445	(235)	613	(395)	—	(577)	(315)	1	(4,460)	1,369
AFS debt securities:
Non-agency residential MBS	288	(2)	(6)	—	—	—	(2)	—	—	278	(2)
Non-U.S. and other taxable securities	184	4	—	—	—	—	(86)	4	—	106	2
Tax-exempt securities	51	—	—	—	—	—	—	—	—	51	—
Total AFS debt securities	523	2	(6)	—	—	—	(88)	4	—	435	—
Other debt securities carried at fair value – Non-agency residential MBS	88	(3)	—	—	—	—	(1)	—	(14)	70	(3)
Loans and leases (5)	147	11	—	—	—	—	(29)	—	(22)	107	11
Loans held-for-sale (5)	188	(2)	(2)	—	(4)	—	(9)	—	—	171	(4)
Other assets (6,7)	1,809	115	(8)	168	(303)	27	(82)	—	—	1,726	83
Trading account liabilities – Equity securities	—	—	—	—	—	—	—	(12)	—	(12)	—
Trading account liabilities – Corporate securities and other	(49)	5	—	(1)	—	—	—	(27)	—	(72)	(1)
Short-term borrowings (5)	(11)	(1)	—	—	—	(6)	7	—	—	(11)	(1)
Accrued expenses and other liabilities (5)	(14)	8	—	—	—	—	—	—	1	(5)	8
Long-term debt (5)	(664)	3	1	—	(4)	—	24	—	—	(640)	3

Three Months Ended September 30, 2022
Trading account assets:
Corporate securities, trading loans and other	$2,367	$(28)	$(1)	$176	$(144)	$—	$(300)	$329	$(50)	$2,349	$(30)
Equity securities	179	(5)	—	13	(7)	—	—	3	(12)	171	(5)
Non-U.S. sovereign debt	470	39	(12)	11	(2)	—	(18)	2	(5)	485	39
Mortgage trading loans, MBS and ABS	1,386	(57)	—	166	(72)	—	(6)	113	(67)	1,463	(47)
Total trading account assets	4,402	(51)	(13)	366	(225)	—	(324)	447	(134)	4,468	(43)
Net derivative assets (liabilities) (4)	(1,682)	(266)	—	97	(238)	—	49	(62)	(115)	(2,217)	(293)
AFS debt securities:
Non-agency residential MBS	299	(1)	(11)	—	—	—	(8)	—	(13)	266	(1)
Non-U.S. and other taxable securities	200	2	(3)	—	—	—	(5)	224	(1)	417	(2)
Tax-exempt securities	52	—	—	—	—	—	—	—	—	52	—
Total AFS debt securities	551	1	(14)	—	—	—	(13)	224	(14)	735	(3)
Other debt securities carried at fair value – Non-agency residential MBS	112	(2)	—	—	—	—	(4)	—	(6)	100	(2)
Loans and leases (5)	256	(1)	—	—	—	—	(58)	—	—	197	(2)
Loans held-for-sale (5)	345	(27)	(2)	—	—	—	(44)	—	—	272	(27)
Other assets (6,7)	1,750	70	(20)	—	(2)	78	(68)	—	(3)	1,805	61
Trading account liabilities – Corporate securities and other	(14)	1	—	—	—	—	—	—	—	(13)	—
Short-term borrowings (5)	—	1	—	—	(4)	—	—	(3)	—	(6)	1
Accrued expenses and other liabilities (5)	(63)	7	—	(7)	—	—	—	—	—	(63)	7
Long-term debt (5)	(812)	26	(12)	—	—	—	18	(13)	—	(793)	26
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments, derivatives designated in cash flow hedges and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized losses of $245 million and $60 million related to financial instruments still held at September 30, 2023 and 2022.
(4)Net derivative assets (liabilities) include derivative assets of $4.6 billion and $3.3 billion and derivative liabilities of $9.1 billion and $5.5 billion at September 30, 2023 and 2022.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

Bank of America 94

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Nine Months Ended September 30, 2023
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$—	$—	$—	$—	$—	$—	$7	$(7)	$—	$—
Trading account assets:
Corporate securities, trading loans and other	2,384	114	1	336	(172)	14	(601)	331	(251)	2,156	38
Equity securities	145	39	—	20	(47)	—	(59)	134	(54)	178	(10)
Non-U.S. sovereign debt	518	54	22	38	(9)	—	(257)	—	—	366	56
Mortgage trading loans, MBS and ABS	1,552	(38)	—	144	(303)	—	(229)	332	(249)	1,209	(50)
Total trading account assets	4,599	169	23	538	(531)	14	(1,146)	797	(554)	3,909	34
Net derivative assets (liabilities) (4)	(2,893)	(116)	(375)	1,142	(994)	—	(1,372)	(154)	302	(4,460)	(1,794)
AFS debt securities:
Non-agency residential MBS	258	1	26	—	—	—	(7)	—	—	278	1
Non-U.S. and other taxable securities	195	8	7	—	—	—	(101)	4	(7)	106	—
Tax-exempt securities	51	—	—	—	—	—	—	—	—	51	—
Total AFS debt securities	504	9	33	—	—	—	(108)	4	(7)	435	1
Other debt securities carried at fair value – Non-agency residential MBS	119	(4)	—	—	(19)	—	(5)	—	(21)	70	(3)
Loans and leases (5,6)	253	—	—	9	(50)	—	(99)	16	(22)	107	(5)
Loans held-for-sale (5,6)	232	20	2	—	(25)	—	(58)	—	—	171	10
Other assets (6,7)	1,799	223	(1)	174	(302)	71	(240)	2	—	1,726	119
Trading account liabilities – Equity securities	—	—	—	—	—	—	—	(12)	—	(12)	—
Trading account liabilities – Corporate securities and other	(58)	1	—	(2)	(2)	(1)	2	(33)	21	(72)	(2)
Short-term borrowings (5)	(14)	2	—	—	(13)	(8)	22	—	—	(11)	—
Accrued expenses and other liabilities (5)	(32)	38	—	(12)	—	—	—	—	1	(5)	21
Long-term debt (5)	(862)	154	(20)	(9)	49	—	41	—	7	(640)	158

Nine Months Ended September 30, 2022
Trading account assets:
Corporate securities, trading loans and other	$2,110	$(97)	$(2)	$943	$(342)	$—	$(417)	$849	$(695)	$2,349	$(141)
Equity securities	190	2	—	41	(22)	—	(4)	29	(65)	171	(20)
Non-U.S. sovereign debt	396	58	8	18	(4)	—	(33)	52	(10)	485	55
Mortgage trading loans, MBS and ABS	1,527	(235)	—	373	(389)	—	(100)	429	(142)	1,463	(124)
Total trading account assets	4,223	(272)	6	1,375	(757)	—	(554)	1,359	(912)	4,468	(230)
Net derivative assets (liabilities) (4)	(2,662)	1,076	—	222	(589)	—	393	(241)	(416)	(2,217)	701
AFS debt securities:
Non-agency residential MBS	316	1	(33)	—	(8)	—	(71)	74	(13)	266	1
Non-U.S. and other taxable securities	71	5	(12)	126	—	—	(14)	311	(70)	417	1
Tax-exempt securities	52	—	—	—	—	—	—	—	—	52	(1)
Total AFS debt securities	439	6	(45)	126	(8)	—	(85)	385	(83)	735	1
Other debt securities carried at fair value – Non-agency residential MBS	242	(42)	—	—	—	—	(77)	—	(23)	100	(7)
Loans and leases (5,6)	748	(42)	—	—	(154)	—	(106)	—	(249)	197	(20)
Loans held-for-sale (5,6)	317	(3)	3	170	(6)	—	(217)	8	—	272	(11)
Other assets (6,7)	1,572	296	(25)	—	(1)	163	(201)	4	(3)	1,805	152
Trading account liabilities – Corporate securities and other	(11)	—	—	—	—	—	(2)	—	—	(13)	—
Short-term borrowings (5)	—	1	—	—	(4)	—	—	(3)	—	(6)	1
Accrued expenses and other liabilities (5)	—	(56)	—	(7)	—	—	—	—	—	(63)	(33)
Long-term debt (5)	(1,075)	(96)	67	—	14	(1)	35	(19)	282	(793)	(102)
(1)Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.
(2)Includes gains (losses) reported in earnings in the following income statement line items: Trading account assets/liabilities - market making and similar activities and other income; Net derivative assets (liabilities) - market making and similar activities and other income; AFS debt securities - other income; Other debt securities carried at fair value - other income; Loans and leases - market making and similar activities and other income; Loans held-for-sale - other income; Other assets - market making and similar activities and other income primarily related to MSRs; Short-term borrowings - market making and similar activities; Accrued expenses and other liabilities - market making and similar activities and other income; Long-term debt - market making and similar activities.
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments, derivatives designated in cash flow hedges and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized gains (losses) of $(332) million and $2 million related to financial instruments still held at September 30, 2023 and 2022.
(4)Net derivative assets (liabilities) include derivative assets of $4.6 billion and $3.3 billion and derivative liabilities of $9.1 billion and $5.5 billion at September 30, 2023 and 2022.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

95 Bank of America

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at September 30, 2023 and December 31, 2022.

Quantitative Information about Level 3 Fair Value Measurements at September 30, 2023

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$579	Discounted cash flow, Market comparables	Yield	0% to 20%	9%
Trading account assets – Mortgage trading loans, MBS and ABS	129		Prepayment speed	0% to 41% CPR	10% CPR
Loans and leases	102		Default rate	0% to 3% CDR	1% CDR
AFS debt securities – Non-agency residential	278		Price	$0 to $115	$72
Other debt securities carried at fair value – Non-agency residential	70		Loss severity	0% to 100%	29%
Instruments backed by commercial real estate assets	$377	Discounted cash flow	Yield	0% to 25%	12%
Trading account assets – Corporate securities, trading loans and other	294		Price	$0 to $100	$75
Trading account assets – Mortgage trading loans, MBS and ABS	83
Commercial loans, debt securities and other	$3,558	Discounted cash flow, Market comparables	Yield	5% to 51%	13%
Trading account assets – Corporate securities, trading loans and other	1,862		Prepayment speed	10% to 20%	16%
Trading account assets – Non-U.S. sovereign debt	366		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, MBS and ABS	997		Loss severity	35% to 40%	37%
AFS debt securities – Tax-exempt securities	51		Price	$0 to $157	$73
AFS debt securities – Non-U.S. and other taxable securities	106
Loans and leases	5
Loans held-for-sale	171
Other assets, primarily auction rate securities	$680	Discounted cash flow, Market comparables	Price	$10 to $95	$85
			Discount rate	11%	n/a

MSRs	$1,046	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 14 years	6 years
			Weighted-average life, variable rate (5)	0 to 12 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(640)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Yield	51%	n/a
			Equity correlation	1% to 97%	89%
			Price	$0 to $100	$90
			Natural gas forward price	$2/MMBtu to $8/MMBtu	$4 /MMBtu
Net derivative assets (liabilities)
Credit derivatives	$9	Discounted cash flow, Stochastic recovery correlation model	Credit spreads	3 to 81 bps	64 bps
			Prepayment speed	15% CPR	n/a
			Default rate	2% CDR	n/a
			Credit correlation	21% to 59%	52%
			Price	$0 to $92	$85
Equity derivatives	$(635)	Industry standard derivative pricing (3)	Equity correlation	0% to 99%	67%
			Long-dated equity volatilities	2% to 94%	36%
Commodity derivatives	$(545)	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$2/MMBtu to $8/MMBtu	$4 /MMBtu
			Power forward price	$20 to $92	$42

Interest rate derivatives	$(3,289)	Industry standard derivative pricing (4)	Correlation (IR/IR)	(35)% to 89%	66%
			Correlation (FX/IR)	11% to 58%	37%
			Long-dated inflation rates	(1)% to 12%	0%
			Long-dated inflation volatilities	0% to 5%	1%
			Interest rate volatilities	0% to 2%	1%
Total net derivative assets (liabilities)	$(4,460)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type, which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 92: Trading account assets – Corporate securities, trading loans and other of $2.2 billion, Trading account assets – Non-U.S. sovereign debt of $366 million, Trading account assets – Mortgage trading loans, MBS and ABS of $1.2 billion, AFS debt securities of $435 million, Other debt securities carried at fair value - Non-agency residential of $70 million, Other assets, including MSRs, of $1.7 billion, Loans and leases of $107 million and LHFS of $171 million.
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

Bank of America 96

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

97 Bank of America

Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three and nine months ended September 30, 2023 and 2022.

Assets Measured at Fair Value on a Nonrecurring Basis

	September 30, 2023		Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$276	$3,066	$(28)	$(95)
Loans and leases (1)	—	129	(15)	(36)
Foreclosed properties (2, 3)	—	44	1	(2)
Other assets	31	905	(182)	(189)

	September 30, 2022		Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Assets
Loans held-for-sale	$1,752	$398	$119	$87
Loans and leases (1)	—	152	(13)	(44)
Foreclosed properties (2, 3)	—	6	(2)	(3)
Other assets	80	48	—	(40)
(1)Includes $4 million and $8 million of losses on loans that were written down to a collateral value of zero during the three and nine months ended September 30, 2023 compared to losses of $6 million and $17 million for the same periods in 2022.
(2)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
(3)Excludes $33 million and $75 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at September 30, 2023 and 2022.
The table below presents information about significant unobservable inputs utilized in the Corporation's nonrecurring Level 3 fair value measurements during the nine months ended September 30, 2023 and the year ended December 31, 2022.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	Nine Months Ended September 30, 2023
Loans held-for-sale	$3,066	Pricing model	Implied yield	12% to 26%	n/a
Loans and leases (2)	129	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
Other assets (3)	905	Discounted cash flow	Discount rate	7%	n/a
	Year Ended December 31, 2022
Loans held-for-sale	$3,079	Pricing model	Implied yield	9% to 24%	n/a
Loans and leases (2)	166	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
Other assets (3)	165	Discounted cash flow	Discount rate	7%	n/a
(1)The weighted average is calculated based upon the fair value of the loans.
(2)Represents residential mortgages where the loan has been written down to the fair value of the underlying collateral.
(3)Represents the fair value of certain impaired renewable energy investments.
n/a = not applicable
NOTE 15 Fair Value Option
The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2022 Annual Report on Form 10-K. The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at September 30, 2023 and December 31, 2022, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and nine months ended September 30, 2023 and 2022.

Bank of America 98

Fair Value Option Elections

	September 30, 2023			December 31, 2022
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$170,332	$170,323	$9	$146,999	$147,158	$(159)
Loans reported as trading account assets (1)	8,562	15,975	(7,413)	10,143	17,682	(7,539)
Trading inventory – other	22,967	n/a	n/a	20,770	n/a	n/a
Consumer and commercial loans	4,250	4,317	(67)	5,771	5,897	(126)
Loans held-for-sale (1)	1,607	2,365	(758)	1,115	1,873	(758)
Other assets	1,271	n/a	n/a	620	n/a	n/a
Long-term deposits	404	488	(84)	311	381	(70)
Federal funds purchased and securities loaned or sold under agreements to repurchase	209,837	209,914	(77)	151,708	151,885	(177)
Short-term borrowings	4,046	4,065	(19)	832	833	(1)
Unfunded loan commitments	62	n/a	n/a	110	n/a	n/a
Accrued expenses and other liabilities	1,645	1,894	(249)	1,217	1,161	56
Long-term debt	39,443	45,504	(6,061)	33,070	36,830	(3,760)
(1)A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

Gains (Losses) Related to Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended September 30
	2023			2022
(Dollars in millions)	Market making and similar activities	Other Income	Total	Market making and similar activities	Other Income	Total
Loans reported as trading account assets	$58	$—	$58	$(62)	$—	$(62)
Trading inventory – other (1)	(900)	—	(900)	(2,141)	—	(2,141)
Consumer and commercial loans	(50)	15	(35)	(16)	25	9
Loans held-for-sale (2)	—	(38)	(38)	—	(86)	(86)
Short-term borrowings	(1)	—	(1)	81	—	81
Unfunded loan commitments	(1)	7	6	—	27	27
Accrued expenses and other liabilities	197	—	197	—	—	—
Long-term debt (3)	863	(4)	859	1,562	(16)	1,546
Other (4)	38	(1)	37	12	(1)	11
Total	$204	$(21)	$183	$(564)	$(51)	$(615)

	Nine Months Ended September 30
	2023			2022
Loans reported as trading account assets	$208	$—	$208	$(211)	$—	$(211)
Trading inventory – other (1)	2,065	—	2,065	(4,269)	—	(4,269)
Consumer and commercial loans	(189)	56	(133)	(86)	(53)	(139)
Loans held-for-sale (2)	—	(22)	(22)	—	(308)	(308)
Short-term borrowings	10	—	10	643	—	643
Unfunded loan commitments	(1)	27	26	—	(61)	(61)
Accrued expenses and other liabilities	246	—	246	—	—	—
Long-term debt (3)	361	(27)	334	5,049	(36)	5,013
Other (4)	73	(12)	61	6	23	29
Total	$2,773	$22	$2,795	$1,132	$(435)	$697
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
(4)    Includes gains (losses) on federal funds sold and securities borrowed or purchased under agreements to resell, other assets, long-term deposits, and federal funds purchased and securities loaned or sold under agreements to repurchase.

99 Bank of America

Gains (Losses) Related to Borrower-specific Credit Risk for Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022
Loans reported as trading account assets	$19	$(123)	$55	$(434)
Consumer and commercial loans	5	19	41	(72)
Loans held-for-sale	(17)	(3)	(17)	(14)
Unfunded loan commitments	7	27	27	(61)
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
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at September 30, 2023 and December 31, 2022 are presented in the following table.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	September 30, 2023
Financial assets
Loans	$1,016,900	$49,012	$937,250	$986,262
Loans held-for-sale	7,591	4,096	3,496	7,592
Financial liabilities
Deposits (1)	1,884,601	1,885,172	—	1,885,172
Long-term debt	290,359	287,949	948	288,897
Commercial unfunded lending commitments (2)	1,416	57	3,852	3,909

	December 31, 2022
Financial assets
Loans	$1,014,593	$50,194	$935,282	$985,476
Loans held-for-sale	6,871	3,417	3,455	6,872
Financial liabilities
Deposits (1)	1,930,341	1,930,165	—	1,930,165
Long-term debt	275,982	271,993	1,136	273,129
Commercial unfunded lending commitments (2)	1,650	77	6,596	6,673
(1)    Includes demand deposits of $887.7 billion and $918.9 billion with no stated maturities at September 30, 2023 and December 31, 2022.
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
NOTE 17 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, Global Wealth & Investment Management, Global Banking and Global Markets, with the remaining operations recorded in All Other. For more information, see Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s
2022 Annual Report on Form 10-K. The following tables present net income and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for the three and nine months ended September 30, 2023 and 2022, and total assets at September 30, 2023 and 2022 for each business segment, as well as All Other.

Bank of America 100

Results of Business Segments and All Other

At and for the three months ended September 30	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2023	2022	2023	2022	2023	2022
Net interest income	$14,532	$13,871	$8,391	$7,784	$1,755	$1,981
Noninterest income	10,788	10,737	2,081	2,120	3,566	3,448
Total revenue, net of interest expense	25,320	24,608	10,472	9,904	5,321	5,429
Provision for credit losses	1,234	898	1,397	738	(6)	37
Noninterest expense	15,838	15,303	5,256	5,097	3,950	3,816
Income before income taxes	8,248	8,407	3,819	4,069	1,377	1,576
Income tax expense	446	1,325	955	997	344	386
Net income	$7,802	$7,082	$2,864	$3,072	$1,033	$1,190
Period-end total assets	$3,153,090	$3,072,953	$1,062,038	$1,149,918	$333,779	$370,790

	Global Banking		Global Markets		All Other
	2023	2022	2023	2022	2023	2022
Net interest income	$3,613	$3,326	$674	$743	$99	$37
Noninterest income	2,590	2,265	4,268	3,740	(1,717)	(836)
Total revenue, net of interest expense	6,203	5,591	4,942	4,483	(1,618)	(799)
Provision for credit losses	(119)	170	(14)	11	(24)	(58)
Noninterest expense	2,804	2,651	3,235	3,023	593	716
Income before income taxes	3,518	2,770	1,721	1,449	(2,187)	(1,457)
Income tax expense	950	734	473	384	(2,276)	(1,176)
Net income	$2,568	$2,036	$1,248	$1,065	$89	$(281)
Period-end total assets	$588,578	$575,442	$864,792	$848,752	$303,903	$128,051
(1)There were no material intersegment revenues.

Results of Business Segments and All Other

At and for the nine months ended September 30	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2023	2022	2023	2022	2023	2022
Net interest income	$43,407	$38,096	$25,421	$21,551	$5,436	$5,451
Noninterest income	33,637	32,637	6,281	6,302	10,442	10,887
Total revenue, net of interest expense	77,044	70,733	31,702	27,853	15,878	16,338
Provision for credit losses	3,290	1,451	3,753	1,036	32	29
Noninterest expense	48,114	45,895	16,182	14,977	11,942	11,706
Income before income taxes	25,640	23,387	11,767	11,840	3,904	4,603
Income tax expense	2,269	2,991	2,942	2,901	976	1,128
Net income	$23,371	$20,396	$8,825	$8,939	$2,928	$3,475
Period-end total assets	$3,153,090	$3,072,953	$1,062,038	$1,149,918	$333,779	$370,790

	Global Banking		Global Markets		All Other
	2023	2022	2023	2022	2023	2022
Net interest income	$11,210	$8,304	$1,080	$2,717	$260	$73
Noninterest income	7,658	7,487	14,359	11,560	(5,103)	(3,599)
Total revenue, net of interest expense	18,868	15,791	15,439	14,277	(4,843)	(3,526)
Provision for credit losses	(347)	492	(71)	24	(77)	(130)
Noninterest expense	8,563	8,133	9,935	9,249	1,492	1,830
Income before income taxes	10,652	7,166	5,575	5,004	(6,258)	(5,226)
Income tax expense	2,876	1,899	1,533	1,326	(6,058)	(4,263)
Net income	$7,776	$5,267	$4,042	$3,678	$(200)	$(963)
Period-end total assets	$588,578	$575,442	$864,792	$848,752	$303,903	$128,051
(1) There were no material intersegment revenues.

101 Bank of America

The table below presents noninterest income and the associated components for the three and nine months ended September 30, 2023 and 2022 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Three Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022	2023	2022
Fees and commissions:
Card income
Interchange fees	$994	$1,060	$789	$834	$(5)	$4
Other card income	526	513	536	497	14	12
Total card income	1,520	1,573	1,325	1,331	9	16
Service charges
Deposit-related fees	1,124	1,162	605	597	10	18
Lending-related fees	340	304	—	—	10	—
Total service charges	1,464	1,466	605	597	20	18
Investment and brokerage services
Asset management fees	3,103	2,920	51	47	3,054	2,874
Brokerage fees	860	875	29	26	342	381
Total investment and brokerage services	3,963	3,795	80	73	3,396	3,255
Investment banking fees
Underwriting income	531	452	—	—	45	47
Syndication fees	209	283	—	—	—	—
Financial advisory services	448	432	—	—	—	—
Total investment banking fees	1,188	1,167	—	—	45	47
Total fees and commissions	8,135	8,001	2,010	2,001	3,470	3,336
Market making and similar activities	3,325	3,068	5	3	34	30
Other income (loss)	(672)	(332)	66	116	62	82
Total noninterest income	$10,788	$10,737	$2,081	$2,120	$3,566	$3,448

	Global Banking		Global Markets		All Other (1)
	Three Months Ended September 30
	2023	2022	2023	2022	2023	2022
Fees and commissions:
Card income
Interchange fees	$194	$204	$16	$18	$—	$—
Other card income	3	2	—	—	(27)	2
Total card income	197	206	16	18	(27)	2
Service charges
Deposit-related fees	490	524	19	24	—	(1)
Lending-related fees	264	247	66	57	—	—
Total service charges	754	771	85	81	—	(1)
Investment and brokerage services
Asset management fees	—	—	—	—	(2)	(1)
Brokerage fees	14	11	475	457	—	—
Total investment and brokerage services	14	11	475	457	(2)	(1)
Investment banking fees
Underwriting income	230	181	318	260	(62)	(36)
Syndication fees	117	148	92	135	—	—
Financial advisory services	396	397	53	35	(1)	—
Total investment banking fees	743	726	463	430	(63)	(36)
Total fees and commissions	1,708	1,714	1,039	986	(92)	(36)
Market making and similar activities	21	52	3,195	2,874	70	109
Other income (loss)	861	499	34	(120)	(1,695)	(909)
Total noninterest income	$2,590	$2,265	$4,268	$3,740	$(1,717)	$(836)
(1)All Other includes eliminations of intercompany transactions.

Bank of America 102

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Nine Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022	2023	2022
Fees and commissions:
Card income
Interchange fees	$2,973	$3,067	$2,350	$2,430	$(8)	$15
Other card income	1,562	1,464	1,590	1,406	41	36
Total card income	4,535	4,531	3,940	3,836	33	51
Service charges
Deposit-related fees	3,266	4,109	1,729	2,120	31	56
Lending-related fees	972	907	—	—	26	—
Total service charges	4,238	5,016	1,729	2,120	57	56
Investment and brokerage services
Asset management fees	8,990	9,308	147	149	8,848	9,164
Brokerage fees	2,664	2,870	83	83	1,037	1,231
Total investment and brokerage services	11,654	12,178	230	232	9,885	10,395
Investment banking fees
Underwriting income	1,757	1,559	—	—	124	154
Syndication fees	620	896	—	—	—	—
Financial advisory services	1,186	1,297	—	—	—	—
Total investment banking fees	3,563	3,752	—	—	124	154
Total fees and commissions	23,990	25,477	5,899	6,188	10,099	10,656
Market making and similar activities	11,734	9,023	15	5	100	66
Other income (loss)	(2,087)	(1,863)	367	109	243	165
Total noninterest income	$33,637	$32,637	$6,281	$6,302	$10,442	$10,887

	Global Banking		Global Markets		All Other (1)
	Nine Months Ended September 30
	2023	2022	2023	2022	2023	2022
Fees and commissions:
Card income
Interchange fees	$580	$573	$51	$49	$—	$—
Other card income	7	5	—	—	(76)	17
Total card income	587	578	51	49	(76)	17
Service charges
Deposit-related fees	1,446	1,849	59	80	1	4
Lending-related fees	757	741	189	166	—	—
Total service charges	2,203	2,590	248	246	1	4
Investment and brokerage services
Asset management fees	—	—	—	—	(5)	(5)
Brokerage fees	37	36	1,507	1,520	—	—
Total investment and brokerage services	37	36	1,507	1,520	(5)	(5)
Investment banking fees
Underwriting income	742	635	1,016	944	(125)	(174)
Syndication fees	345	466	275	430	—	—
Financial advisory services	1,042	1,197	144	99	—	1
Total investment banking fees	2,129	2,298	1,435	1,473	(125)	(173)
Total fees and commissions	4,956	5,502	3,241	3,288	(205)	(157)
Market making and similar activities	135	181	11,002	8,721	482	50
Other income (loss)	2,567	1,804	116	(449)	(5,380)	(3,492)
Total noninterest income	$7,658	$7,487	$14,359	$11,560	$(5,103)	$(3,599)
(1)All Other includes eliminations of intercompany transactions.

103 Bank of America

Business Segment Reconciliations

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2023	2022	2023	2022
Segments’ total revenue, net of interest expense	$26,938	$25,407	$81,887	$74,259
Adjustments (1):
Asset and liability management activities	28	(13)	(404)	(146)
Liquidating businesses, eliminations and other	(1,646)	(786)	(4,439)	(3,380)
FTE basis adjustment	(153)	(106)	(422)	(315)
Consolidated revenue, net of interest expense	$25,167	$24,502	$76,622	$70,418
Segments’ total net income	7,713	7,363	23,571	21,359
Adjustments, net-of-tax (1):
Asset and liability management activities	16	(24)	(309)	(106)
Liquidating businesses, eliminations and other	73	(257)	109	(857)
Consolidated net income	$7,802	$7,082	$23,371	$20,396

			September 30
			2023	2022
Segments’ total assets			$2,849,187	$2,944,902
Adjustments (1):
Asset and liability management activities, including securities portfolio			1,185,910	1,129,824
Elimination of segment asset allocations to match liabilities			(945,715)	(1,065,057)
Other			63,708	63,284
Consolidated total assets			$3,153,090	$3,072,953
(1)Adjustments include consolidated income, expense and asset amounts not specifically allocated to individual business segments.

Bank of America 104

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

105 Bank of America

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

Bank of America 106

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

107 Bank of America

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents share repurchase activity for the three months ended September 30, 2023. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Buyback Authority Amounts (3)
July 1 - 31, 2023	7,805	$31.96	7,804	$13,960
August 1 - 31, 2023	20,364	30.81	18,648	13,643
September 1 - 30, 2023	6,081	28.73	6,075	13,553
Three months ended September 30, 2023	34,250	30.70	32,527
(1)Includes 1.7 million shares of the Corporation’s common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)In October 2021, the Corporation’s Board of Directors (Board) authorized the repurchase of up to $25 billion of common stock over time (October 2021 Authorization). Additionally, the Board authorized repurchases to offset shares awarded under equity-based compensation plans. During the three months ended September 30, 2023, pursuant to the Board’s authorizations, the Corporation repurchased 33 million shares, or $1.0 billion, of its common stock, including repurchases to offset shares awarded under equity-based compensation plans. For more information, see Capital Management - CCAR and Capital Planning in the MD&A on page 22 and Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.
(3)Remaining Buyback Authority Amounts represents the remaining buyback authority of the October 2021 Authorization. Excludes repurchases to offset shares awarded under equity-based compensation plans.
The Corporation did not have any unregistered sales of equity securities during the three months ended September 30, 2023.
Item 5. Other Information
Trading Arrangements
During the fiscal quarter ended September 30, 2023, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Corporation’s securities.

Bank of America 108

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
(1)Filed herewith.
(2)Furnished herewith. This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
(3)The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bank of America Corporation Registrant

Date:	October 31, 2023	/s/ Rudolf A. Bless
Rudolf A. Bless Chief Accounting Officer

109 Bank of America