Form 10-K
period 2023-12-31
BANK OF AMERICA CORP /DE/
filed 2024-02-20
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023

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
                                            Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2023, the aggregate market value of the registrant’s common stock (Common Stock) held by non-affiliates was approximately $228,187,725,798. At February 16, 2024, there were 7,872,657,542 shares of Common Stock outstanding.
Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s 2024 annual meeting of shareholders are incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III.

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

Segments
Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. Additional information related to our business segments and the products and services they provide is included in the information set forth on pages 34 through 43 of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 23 – Business Segment Information to the Consolidated Financial Statements.
Competition
We operate in a highly competitive environment. Our competitors include banks, thrifts, credit unions, investment banking firms, investment advisory firms, brokerage firms, investment companies, insurance companies, mortgage banking companies, credit card issuers, mutual fund companies, hedge funds, private equity firms, and e-commerce and other internet-based companies, including merchant banks and companies providing nonbank financial services. We compete with some of these competitors globally and with others on a regional or product-specific basis. We are increasingly competing with firms offering products solely over the internet and with nonfinancial companies, including firms utilizing emerging technologies, such as digital assets, rather than, or in addition to, traditional banking products.
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
Human Capital Resources
We strive to make Bank of America a great place to work for our employees. We value our employees and seek to establish and maintain human resource policies that are consistent with our core values and help to realize the power of our people. Our Board and its Compensation and Human Capital Committee provide oversight of our human capital management strategies, programs, initiatives and practices. The Corporation’s senior management provides regular briefings on human capital matters to the Board and its Committees to facilitate the Board’s oversight.
At December 31, 2023 and 2022, the Corporation employed approximately 213,000 and 217,000 employees, of which 78 percent and 79 percent were located in the U.S. None of our U.S. employees are subject to a collective bargaining agreement. Additionally, in 2023 and 2022, the Corporation’s compensation and benefits expense was $38.3 billion and $36.4 billion, or 58 percent and 59 percent, of total noninterest expense.

Bank of America 2

Diversity and Inclusion
The Corporation’s commitment to diversity and inclusion starts at the top with oversight from our Board and Chief Executive Officer (CEO). The Chief Human Resources Officer and Chief Diversity & Inclusion Officer partner with our CEO and senior management to drive our diversity and inclusion strategy, programs, initiatives and policies. Our Global Diversity and Inclusion Council, which has been in place for over 20 years, is chaired by our CEO and consists of senior executives from every line of business and region. The Council sponsors and supports business, operating unit and regional diversity and inclusion councils to align diversity and inclusion strategies and aspirational goals across the enterprise.
Our practices and policies have resulted in strong representation across the Corporation where our broad employee population mirrors the clients and communities we serve. Our Board and senior management team are 62 percent and 55 percent racially, ethnically and gender diverse. The following table presents diversity metrics for our global employees who self-identified as women and our U.S.-based employees who self-identified as people of color, including those who self-identified as Asian, Black/African American and Hispanic/Latino. These workforce diversity metrics are reported regularly to the senior management team and Board.

Diversity Metrics as of December 31, 2023

	Total Employees	Top Three Management Levels	Managers at All Levels
Global employees
Women	50%	41%	42%
U.S.-based employees
People of color	51	27	43
Asian	14	11	14
Black/African American	15	8	10
Hispanic/Latino	19	7	16
We invest in our talent by offering a range of development programs and resources that are designed to allow all employees to develop and progress in their careers. We reinforce our commitment to diversity and inclusion by investing internally in our employee networks and by facilitating voluntary enterprise-wide learning and conversations about various diversity and inclusion topics. In addition, we have practices in place for attracting diverse talent, including campus recruitment. For example, in 2023, 44 percent of our global campus hires were women and, in the U.S., 62 percent were people of color.
Employee Engagement and Talent Retention
As part of our ongoing efforts to make the Corporation a great place to work, we conduct a confidential annual Employee Engagement Survey (Survey) and have done so for nearly two decades. The Survey results are reviewed by the Board and senior management and used to assist in reviewing the Corporation’s human capital strategies, programs, initiatives and practices. In 2023, 88 percent of the Corporation’s employees participated in the Survey, and our Employee Engagement Index, an overall measure of employee satisfaction with the Corporation, was 87 percent. Our turnover among employees was eight percent in 2023 and 13 percent in 2022.
Additionally, the Corporation provides a variety of resources to help employees grow in their current roles and build new skills, including resources to help employees find new opportunities, re-skill and seek leadership positions. The learning and development strategy is grounded in the development of horizontal skills delivered throughout the organization. Senior leaders, managers and teammates are onboarded and build both horizontal and role-specific skills, to help drive high performance. This approach also helps facilitate internal mobility and promotion of talent to build a bench of qualified managers and leaders. In 2023, more than 5,000 employees found new roles within the Corporation, and we delivered approximately 6.7 million hours of training and development to our teammates through Bank of America Academy. Additionally, our Board oversees CEO and senior management succession planning, which is formally reviewed at least annually.
Fair and Equitable Compensation
Our compensation philosophy is to pay for performance over the long term, as well as on an annual basis. Our performance considerations encompass both financial and nonfinancial measures, including the manner in which results are achieved. These considerations are designed to reinforce and promote our Responsible Growth strategy and maintain alignment with our Risk Framework.
The Corporation is committed to racial and gender pay equity and strives to compensate all of our employees fairly and equitably. We maintain robust policies and practices that reinforce our commitment, including reviews conducted by a third-party consultant with oversight from our Board and senior management. In 2023, our review showed that compensation received by women globally, on average, was greater than 99 percent of that received by men in comparable positions. In the U.S., compensation received by people of color was, on average, greater than 99 percent of that received by teammates who are not people of color in comparable positions.
We pay our employees fairly based on market rates for their roles, experience and how they perform. We regularly benchmark against other companies both within and outside our industry to confirm our pay is competitive. In 2021, the Corporation announced it would increase its minimum hourly wage for U.S. employees to $25 per hour by 2025. In October 2023, as a next step towards that goal, the Corporation increased its hourly minimum wage for U.S. employees to $23 per hour. In addition, in January 2024, for the seventh year since 2017, we announced that we recognized our teammates with Sharing Success compensation awards for their efforts during 2023. Approximately 97 percent of employees globally will receive an award in the first quarter of 2024.
Health and Wellness – 2023 Focus
The Corporation is also committed to providing employees with access to leading benefits and programs that help promote their physical, emotional and financial wellness. Investments we make in our teammates are designed to help them thrive, both at work and at home, enabling them to better deliver for our clients, communities and each other.
We continued our efforts to provide affordable access to healthcare, including offering no-cost, 24/7 access to virtual general medical and behavioral health resources to help our enrolled U.S. teammates stay healthy. We kept U.S. health insurance premiums unchanged for teammates earning less than $50,000 for the eleventh year in a row and had nominal premium increases for teammates earning from $50,000 up to $100,000 for the seventh year in a row. We provided in-network generic prescription medications at no cost for teammates enrolled in a U.S. bank medical PPO or Consumer Direct plan, and we continue to provide preventative care medications at no cost for all teammates enrolled in U.S. medical plans. We also

3 Bank of America

continued to enhance access to care across the Corporation, through near-site health centers, vaccination clinics and wellness screenings in many of our U.S. locations, as we believe primary and preventive care are important to our teammates’ health and safety.
We offer an extensive benefit package and support work-life balance for our teammates, which includes in the U.S., 16 weeks of paid parental leave for both primary and secondary caregivers and 50 days per year of child and adult backup dependent care. Globally, teammates and members of their households can utilize our Employee Assistance Program for 12 free, in-person confidential counseling sessions, and unlimited phone consultations. Beginning in 2023, teammates celebrating at least 15 years of continuous service with the Corporation may participate in its global Sabbatical Program.
For more information about our human capital management, see the Corporation’s website and 2023 Annual Report to shareholders that we expect to be available on the Investor Relations portion of our website in March 2024 (the content of which is not incorporated by reference into this Annual Report on Form 10-K).
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
As a registered financial holding company and BHC, the Corporation is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (Federal Reserve). Our U.S. bank subsidiaries (the Banks), organized as national banking associations, are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC), the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve. In addition, the Federal Reserve and the OCC have adopted guidelines that establish minimum standards for the design, implementation and board oversight of BHCs’ and national banks’ risk governance frameworks. U.S. financial holding companies, and the companies under their control, are permitted to engage in activities considered “financial in nature” as defined by the Gramm-Leach-Bliley Act and related Federal Reserve interpretations. The Corporation's status as a financial holding company is conditioned upon maintaining certain eligibility requirements for both the Corporation and its U.S. depository institution subsidiaries, including minimum capital ratios, supervisory ratings and, in the case of the depository institutions, at least satisfactory Community Reinvestment Act ratings. Failure to be an eligible financial holding company could result in the Federal Reserve limiting Bank of America's activities, including potential acquisitions. Additionally, we are subject to a significant number of laws, rules and regulations that govern our businesses in the U.S. and in the other jurisdictions in which we operate, including permissible activities, minimum levels of capital and liquidity, compliance risk management, consumer products and sales practices, privacy, data protection and executive compensation, among others.
The scope of the laws and regulations and the intensity of the supervision to which we are subject have increased over the past several years, beginning with the response to the 2008 financial crisis, as well as other factors such as technological and market changes. In addition, the banking and financial services sector is subject to substantial regulatory enforcement and fines. Many of these changes have occurred as a result of the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act (the Financial Reform Act). We cannot assess whether or not there will be any additional major changes in the regulatory environment and expect that our business will remain subject to continuing and extensive regulation and supervision.
We are also subject to various other laws and regulations, as well as supervision and examination by other regulatory agencies, all of which directly or indirectly affect our entities, management and ability to make distributions to shareholders. For instance, our broker-dealer subsidiaries are subject to both U.S. and international regulation, including supervision by the SEC, Financial Industry Regulatory Authority and New York Stock Exchange, among others; our futures commission merchant subsidiary supporting commodities and derivatives businesses in the U.S. is subject to regulation by and supervision of the U.S. Commodity Futures Trading Commission (CFTC), National Futures Association, the Chicago Mercantile Exchange, and in the case of the Banks, certain banking regulators; our insurance activities are subject to licensing and regulation by state insurance regulatory agencies; and our consumer financial products and services are regulated by the Consumer Financial Protection Bureau (CFPB). In addition, certain U.S. and foreign subsidiaries are also registered with the CFTC as swap dealers, and conditionally registered with the SEC as security-based swap dealers.
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
The Corporation is also subject to extensive laws, rules and regulations in the U.S. and in the other jurisdictions in which it operates regarding bribery and corruption, know-your-customer requirements, anti-money laundering, embargo programs and economic sanctions. For example, we are subject to the U.S. Bank Secrecy Act (BSA), which contains anti-money laundering and financial transparency laws designed to detect and deter money laundering and the financing of terrorism, as well as record-keeping, reporting, due diligence and customer verification requirements, various sanctions programs administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (OFAC) and foreign jurisdictions, which target entities or individuals that are, or are located in countries that are, involved in activities, such as terrorism, hostilities, drug trafficking or human rights violations and the U.S. Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act, relating to corrupt and illegal payments to government officials and others.
Source of Strength
Under the Financial Reform Act and Federal Reserve policy, BHCs are expected to act as a source of financial strength to

Bank of America 4

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
The FDIC is required to maintain a statutory minimum ratio of the DIF to insured deposits in the U.S. of at least 1.35 percent and has established a long-term goal of a two percent DIF ratio. As of the date of this report, the DIF is below the statutory minimum ratio and the FDIC’s long-term goal. In October 2022, the FDIC adopted a restoration plan that includes an increase in deposit insurance assessments across the industry of two basis points (bps). The FDIC has indicated that it intends to maintain such assessment rates for the foreseeable future. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole. The FDIC also has the authority to charge special assessments from time to time, including in connection with systemic risk events. For example, on November 16, 2023, the FDIC issued its final rule to impose a special assessment to recover the loss to the DIF resulting from the closure of Silicon Valley Bank and Signature Bank. For more information on the impact to the Corporation of the FDIC special assessment, see Executive Summary – Recent Developments in the MD&A on page 26. For more information regarding deposit insurance, see Item 1A. Risk Factors – Regulatory, Compliance and Legal on page 17.
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
For more information on regulatory capital rules, capital composition and pending or proposed regulatory capital changes, see Capital Management on page 47 and Note 16 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements, which are incorporated by reference in this Item 1.
Distributions
We are subject to various regulatory policies and requirements relating to capital actions, including payment of dividends and common stock repurchases. For instance, Federal Reserve regulations require major U.S. BHCs to submit a capital plan as part of an annual Comprehensive Capital Analysis and Review (CCAR).
Our ability to pay dividends and make common stock repurchases depends in part on our ability to maintain regulatory capital levels above minimum requirements plus buffers and non-capital standards established under the FDICIA. To the extent that the Federal Reserve increases our stress capital buffer (SCB), global systemically important bank (G-SIB) surcharge or countercyclical capital buffer, our returns of capital to shareholders, including dividends and common stock repurchases, could decrease. As part of its CCAR, the Federal Reserve conducts stress testing on parts of our business using hypothetical economic scenarios prepared by the Federal Reserve. Those scenarios may affect our CCAR stress test results, which may impact the level of our SCB. For example, based on the results of our 2023 CCAR stress test, the Corporation’s SCB decreased to 2.5 percent. Additionally, the Corporation’s G-SIB surcharge increased to 3.0 percent on January 1, 2024. The Federal Reserve could also impose limitations or prohibitions on taking capital actions such as paying or increasing dividends or repurchasing common stock. For example, as a result of the economic uncertainty resulting from the COVID-19 pandemic, in the second half of 2020, the Federal Reserve introduced certain limitations to capital distributions for all large banks, including the Corporation, which were removed effective July 1, 2021.
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
For more information regarding distributions, including the minimum capital requirements, see Note 13 – Shareholders’ Equity and Note 16 – Regulatory Requirements and Restrictions to the Consolidated Financial Statements.

5 Bank of America

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
Across international jurisdictions, resolution planning is the responsibility of national resolution authorities (RA) and central resolution authorities (CA). Among those, the jurisdictions with the greatest impact to the Corporation’s subsidiaries are the U.K., Ireland and France, where rules have been issued requiring the submission of significant information about locally incorporated subsidiaries as well as the Corporation’s banking branches located in those jurisdictions that are deemed to be material for resolution planning purposes. As a result of the RA’s and CA's review of the submitted information, we could be required to take certain actions over the next several years that could increase operating costs and potentially result in the restructuring of certain businesses and subsidiaries.
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
Limitations on Acquisitions
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 permits a BHC to acquire banks located in states other than its home state without regard to state law, subject to certain conditions, including the condition that the BHC, after and as a result of the acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the U.S. and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state. At June 30, 2023, we held greater than 10 percent of the total amount of deposits of insured depository institutions in the U.S.
In addition, the Financial Reform Act restricts acquisitions by a financial institution if, as a result of the acquisition, the total liabilities of the financial institution would exceed 10 percent of the total liabilities of all financial institutions in the U.S. At June 30, 2023, our liabilities did not exceed 10 percent of the total liabilities of all financial institutions in the U.S.
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
Derivatives
Our derivatives businesses are subject to extensive regulation globally, including under the Financial Reform Act, the European Union (EU) Markets in Financial Instruments Directive and Regulation, the European Market Infrastructure Regulation, analogous U.K. regulatory regimes and similar regulatory regimes in other jurisdictions. These regulations, among other things, require clearing and exchange trading of certain derivatives, establish capital, margin, reporting, registration and business conduct requirements for certain market participants, set position limits on certain derivatives and set out derivatives trading transparency requirements.
In addition, many G-20 jurisdictions, including the U.S., EU, U.K., and Japan, have adopted resolution stay regulations to address concerns that the close-out of derivatives and other

Bank of America 6

financial contracts could impede orderly resolution of G-SIBs, and additional jurisdictions are expected to follow suit. Generally, these regulations require amendment of certain financial contracts to provide for contractual recognition of stays of termination rights under various statutory resolution regimes and a stay on the exercise of cross-default rights based on an affiliate’s entry into insolvency proceedings. Resolution regulations may also require contractual recognition by the counterparty that amounts owed to them may be written down or converted into equity as part of a bail in. As resolution stay regulations of a particular jurisdiction applicable to us go into effect, we amend impacted financial contracts in compliance with such regulations either as a regulated entity or as a counterparty facing a regulated entity in such jurisdiction.
Consumer Regulations
Our consumer businesses are subject to extensive regulation and oversight by federal and state regulators. Certain federal consumer finance laws to which we are subject, including the Equal Credit Opportunity Act, Home Mortgage Disclosure Act, Fair Housing Act, Electronic Fund Transfer Act (EFTA), Fair Credit Reporting Act, Real Estate Settlement Procedures Act, prohibitions on unfair, deceptive, or abusive acts or practices, Truth in Lending Act and Truth in Savings Act, are enforced by the CFPB. Other federal consumer finance laws, such as the Servicemembers Civil Relief Act, are enforced by the OCC.
Privacy and Information Security
We are subject to many U.S. federal, state and international laws and regulations governing requirements for maintaining policies and procedures regarding the collection, disclosure, use and protection of the non-public confidential information of our customers and employees. The Gramm-Leach-Bliley Act requires us to periodically disclose Bank of America’s privacy policies and practices relating to sharing such information and enables retail customers to opt out of our ability to share information with unaffiliated third parties, under certain circumstances. The Gramm-Leach-Bliley Act and other laws also require us to implement a comprehensive information security program that includes administrative, technical and physical safeguards to provide the security and confidentiality of customer records and information. Security and privacy policies and procedures for the protection of personal and confidential information are in effect across all businesses and geographic locations.
Other laws and regulations, at the international, federal and state level, impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or contact customers with marketing offers and establish certain rights of consumers in connection with their personal information. For example, California’s Consumer Privacy Act (CCPA), as modified by the California Privacy Rights Act (CPRA), provides consumers with the right to know what personal data is being collected, know whether their personal data is sold or disclosed and to whom and opt out of the sale of their personal data, among other rights. In addition, in the EU and other countries around the world, similar laws, like the General Data Protection Regulation (GDPR), afford those countries’ residents with certain rights related to their information and may impose additional obligations on financial institutions. These laws’ impact on the Corporation was assessed and addressed through comprehensive compliance implementation programs. These existing and evolving legal requirements in the U.S. and abroad, as well as court proceedings and changing guidance from regulatory bodies, including the validity of cross-border data transfer mechanisms from the EU and other jurisdictions, continue to lend uncertainty to privacy compliance globally.
Additionally, the Corporation is subject to evolving information security (including cybersecurity) laws, rules and regulations enacted by U.S. federal and state governments and non-U.S. jurisdictions, including requirements to develop cybersecurity programs, policies and frameworks, as well as provide disclosure and/or notifications of certain cybersecurity incidents and data breaches.

7 Bank of America

Item 1A. Risk Factors
The discussion below addresses our material risk factors of which we are aware. Any risk factor, either by itself or together with other risk factors, could materially and adversely affect our businesses, results of operations, cash flows and/or financial condition. References to third parties may include suppliers, service providers, counterparties, financial market utilities, exchanges and clearing houses, data aggregators and other partners and their upstream and downstream service providers (e.g., fourth parties, fifth parties) who may also contribute to our risks. Other factors not currently known to us or that we currently deem immaterial could also adversely affect our businesses, results of operations, cash flows and/or financial condition. Therefore, the risk factors below should not be considered all of the potential risks that we may face. For more information on how we manage risks, see Managing Risk in the MD&A beginning on page 44. For more information about the risks contained in this section, see Item 1. Business beginning on page 2, MD&A beginning on page 25 and Notes to Consolidated Financial Statements beginning on page 94.
Market
We may be adversely affected by the financial markets, fiscal, monetary, and regulatory policies, and economic conditions.
General economic, political, social and health conditions in the U.S. and abroad affect financial markets and our business. In particular, global markets may be affected by the level and volatility of interest rates, availability and market conditions of financing, changes in gross domestic product (GDP), economic growth or its sustainability, inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, challenging labor market conditions, wage stagnation, federal government shutdowns, energy prices, home prices, commercial property values, bankruptcies and a default by a significant market participant or class of counterparties, including companies in emerging markets. Global markets also may be affected by adverse developments impacting the U.S. or global banking industry, including bank failures and liquidity concerns, fluctuations or other significant changes in both debt and equity capital markets and currencies, the transition of benchmark rates, including the Bloomberg Short-Term Bank Yield Index (BSBY), to alternative reference rates (ARRs), the impact of the volatility of digital assets on the broader market, the rate of growth of global trade and commerce, trade policies, the availability and cost of capital and credit, disruption of communication, transportation or energy infrastructure, recessionary fears, investor sentiment and the U.S. and global election cycles, including resulting changes to policy and the geopolitical environment. Global markets, including energy and commodity markets, may also be adversely affected by the current or anticipated impact of climate change, acute and/or chronic extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks, military conflict, terrorism, or other geopolitical events. Market fluctuations may impact our margin requirements and affect our liquidity. Any sudden or prolonged market downturn, as a result of the above factors or otherwise, could result in a decline in net interest income and noninterest income and adversely affect our results of operations and financial condition, including capital and liquidity levels. Elevated inflation and interest rate levels, monetary tightening by central banks, and geopolitical developments, including the Russia/Ukraine conflict and the conflict in the Middle East, have adversely impacted and may continue to adversely impact financial markets and macroeconomic conditions and could result in additional market volatility and disruptions.
Global uncertainties regarding fiscal and monetary policies present economic challenges. Actions taken by the Federal Reserve or central banks in other jurisdictions, including changes in target rates, balance sheet management and lending facilities, are beyond our control and difficult to predict, particularly in an elevated inflation environment. This can affect interest rates and the value of financial instruments and other assets, such as debt securities, and impact our borrowers and potentially increase delinquency rates and may also raise government debt levels, adversely affect businesses and household incomes, adversely impact the banking sector generally, and increase uncertainty surrounding monetary policy. Monetary policy in response to high inflation has led to a significant increase in market interest rates and a flattening and/or inversion of the yield curve. This has resulted in and may continue to result in volatility of equity and other markets, further volatility of the U.S. dollar, a widening in credit spreads and higher interest rates and recessionary concerns, and could result in elevated unemployment, which could impact investor risk appetite and our borrowers, potentially increasing delinquency rates. Financial market volatility could also result from uncertainty about the timing and extent of rate cuts by the Federal Reserve in response to moderating inflation and/or weakening economic conditions. Elevated inflation may limit the scope of monetary support, including cuts to the federal funds rate, in the event of an economic downturn, resulting in a more protracted period of a flat and/or inverted yield curve.
Any future change in monetary policy by the Federal Reserve, in an effort to stimulate the economy or otherwise, resulting in lower interest rates would likely result in lower revenue through lower net interest income, which could adversely affect our results of operations. Additionally, changes to existing U.S. laws and regulatory policies and evolving priorities, including those related to financial regulation, taxation, international trade, fiscal policy, climate change (including efforts to transition to a low-carbon economy) and healthcare, may adversely impact U.S. or global economic activity and our customers', our counterparties' and our earnings and operations. Globally, many central banks have simultaneously reduced monetary accommodation through interest rate or balance sheet policy, which has contributed and may continue to contribute to elevated financial and capital market volatility and significant changes to asset values. While higher interest rates have positively impacted our net interest income, higher interest rates have negatively impacted and could continue to negatively impact investment securities, deposits, loan demand and funding costs. In addition to higher interest rates, wider credit spreads can negatively impact capital by reducing the value of debt securities. High and rising federal debt levels and uncertainty about the U.S. budget process could lead to higher interest rates and financial market volatility, potentially impacting broader economic activity. Further, if the U.S. government’s debt ceiling limit is not raised in January 2025, the ramifications could result in market volatility, ratings downgrades and limit fiscal policy responses to recessionary conditions. This could have a negative and potentially severe impact on the U.S. and world economy and financial and capital markets, including higher interest rates, higher volatility, lower asset values, lower liquidity, downgrades to U.S. debt, and a weakened U.S. dollar.
Changes to international trade and investment policies by the U.S. could negatively impact financial markets. Escalation of tensions between the U.S. and the People’s Republic of China

Bank of America 8

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
Our models and strategies to assess and control our market risk exposures are subject to inherent limitations. In times of market stress or other unforeseen circumstances, previously uncorrelated indicators may become correlated. Such changes to the relationship between market parameters may limit the effectiveness of our hedging strategies and cause us to incur significant losses. Changes in correlation can be exacerbated where market participants use risk or trading models with assumptions or algorithms similar to ours. In these and other cases, it may be difficult to reduce our risk positions due to activity of other market participants or widespread market dislocations, including circumstances where asset values are declining significantly or no market exists. Where we own securities that do not have an established liquid trading market or are otherwise subject to restrictions on sale or hedging, or where the degree of accessible liquidity declines significantly, we may not be able to reduce our positions and risks associated with such holdings, so we may suffer larger than expected losses when adverse price movements take place. This risk can be exacerbated where we hold a position that is large relative to the available liquidity.
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
Gains or losses on these instruments can have a direct impact on our results of operations, unless we have effectively mitigated the risk of our exposures. Increases in interest rates may cause decreases in residential mortgage loan originations and could impact the origination of corporate debt. In addition, increases in interest rates or changes in spreads may continue to adversely impact the fair value of our debt securities and, accordingly, for debt securities classified as available-for-sale (AFS), adversely affect accumulated other comprehensive income and, thus, our capital levels. Increases in interest rates could also adversely impact our regulatory liquidity position and requirements, which include certain AFS debt securities and the use of repurchase agreements against a portion of the held-to-maturity (HTM) debt securities. As our liquidity is dependent on the fair value of these assets, increases in market interest rates, which have adversely impacted and may continue to adversely impact the fair value of debt securities, could adversely affect liquidity levels.
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

9 Bank of America

borrowing), changes to our relationships with our funding providers based on real or perceived changes in our risk profile, prolonged federal government shutdowns, or changes in regulations, guidance or GSE status that impact our funding.
Additionally, our liquidity or cost of funds may be negatively impacted by the unwillingness or inability of the Federal Reserve to act as lender of last resort, unexpected simultaneous draws on lines of credit or deposits, slower customer payment rates, restricted access to the assets of prime brokerage clients, the withdrawal of or failure to attract customer deposits or invested funds (which could result from attrition driven by customers seeking higher yielding deposits or securities products, customer desire to utilize an alternative financial institution perceived to be safer, changes in customer spending behavior due to inflation, decline in the economy or other drivers resulting in an increased need for cash), increased regulatory liquidity, capital and margin requirements for our U.S. or international banks and their nonbank subsidiaries, which could result in the inability to transfer liquidity internally and inefficient funding, changes in patterns of intraday liquidity usage resulting from a counterparty or technology failure or other idiosyncratic event or failure or default by a significant market participant or third party (including clearing agents, custodians, central banks or central counterparty clearinghouses (CCPs)). These factors may increase our borrowing costs and negatively impact our liquidity.
Several of these factors may arise due to circumstances beyond our control, such as general market volatility, disruption, shock or stress, the emergence or continuation of widespread health emergencies or pandemics, and military conflicts (including the Russia/Ukraine conflict and the conflict in the Middle East). Federal Reserve policy decisions (including fluctuations in interest rates or Federal Reserve balance sheet composition), negative views or loss of confidence about us or the financial services industry generally or due to a specific news event, changes in the regulatory environment or governmental fiscal or monetary policies, actions by credit rating agencies or an operational problem that affects third parties or us. The impact of these potentially sudden events, whether within our control or not, could include an inability to sell assets or redeem investments, unforeseen outflows of cash, the need to draw on liquidity facilities, the reduction of financing balances and the loss of equity secured funding, debt repurchases to support the secondary market or meet client requests, the need for additional funding for commitments and contingencies and unexpected collateral calls, among other things, the result of which could be increased costs, a liquidity shortfall and/or impact on our liquidity coverage ratio.
Our liquidity and cost of obtaining funding may be directly related to investor behavior and confidence, debt market disruption, firm specific concerns or prevailing market conditions, including changes in interest and currency exchange rates, significant fluctuations in equity and futures prices, lower trading volumes and prices of securitized products and our credit spreads. Increases in interest rates and our credit spreads can increase the cost of our funding and result in mark-to-market or credit valuation adjustment exposures. Changes in our credit spreads are market driven and may be influenced by market perceptions of our creditworthiness, including changes in our credit ratings or changes in broader financial market and macroeconomic conditions. Changes to interest rates and our credit spreads occur continuously and may be unpredictable and highly volatile. We may also experience net interest margin compression as a result of offering higher than expected deposit rates in order to attract and maintain deposits. Concentrations within our funding profile, such as maturities, currencies or counterparties, can also reduce our funding efficiency.
Reduction in our credit ratings could limit our access to funding or the capital markets, increase borrowing costs or trigger additional collateral or funding requirements.
Our borrowing costs and ability to raise funds are directly impacted by our credit ratings. Credit ratings are also important to investors, customers or counterparties when we compete in certain markets and seek to engage in certain transactions, including over-the-counter (OTC) derivatives. Our credit ratings are subject to ongoing review by rating agencies, which consider a number of financial and nonfinancial factors, including our franchise, financial strength, performance and prospects, management, governance, risk management practices, capital adequacy, asset quality and operations, among other criteria, as well as factors not under our control, such as regulatory developments, the macroeconomic and geopolitical environment and changes to the methodologies used to determine our ratings.
Rating agencies could adjust our credit ratings at any time and there can be no assurance as to whether or when a downgrade could occur. Any reduction could result in a wider credit spread and negatively affect our access to credit markets, the related cost of funds, our businesses and certain trading revenues, particularly in those businesses where counterparty creditworthiness is critical. If the short-term credit ratings of our parent company, bank or broker-dealer subsidiaries were downgraded, we may experience loss of access to short-term funding sources such as repo financing, and/or incur increased cost of funds and increased collateral requirements. Under the terms of certain OTC derivative contracts and other trading agreements, if our or our subsidiaries’ credit ratings are downgraded, the counterparties may require additional collateral or terminate these contracts or agreements.
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
Bank of America Corporation, as the parent company, is a separate and distinct legal entity from our bank and nonbank subsidiaries. We evaluate and manage liquidity on a legal entity basis. Legal entity liquidity is an important consideration as there are legal, regulatory, contractual and other limitations on our ability to utilize liquidity from one legal entity to satisfy the liquidity requirements of another, including the parent company, which could result in adverse liquidity events. The parent company depends on dividends, distributions, loans and other payments from our bank and nonbank subsidiaries to fund dividend payments on our preferred stock and common stock and to fund all payments on our other obligations, including debt obligations. Any inability of our subsidiaries to transfer funds, pay dividends or make payments to us may adversely affect our cash flow, liquidity and financial condition.
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

Bank of America 10

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
If the Corporation is resolved under the U.S. Bankruptcy Code or the FDIC’s orderly liquidation authority, third-party creditors of our subsidiaries may receive significant or full recoveries on their claims, while security holders of Bank of America Corporation could face significant or complete losses.
Credit
Economic or market disruptions and insufficient credit loss reserves may result in a higher provision for credit losses.
A number of our products expose us to credit risk, including loans, letters of credit, derivatives, debt securities, trading account assets and assets held-for-sale. Deterioration in the financial condition of our consumer and commercial borrowers, counterparties or underlying collateral could adversely affect our results of operations and financial condition.
Our credit portfolios may be impacted by U.S. and global macroeconomic and market conditions, events and disruptions, including declines in GDP, consumer spending or property values, asset price corrections, increasing consumer and corporate leverage, increases in corporate bond spreads, government shutdowns or policies such as student loan debt payment resumptions, tax changes, rising or elevated unemployment levels, elevated inflation, fluctuations in foreign exchange or interest rates, as well as the emergence or continuation of widespread health emergencies or pandemics, extreme weather events and the impacts of climate change, including acute and/or chronic extreme weather events and efforts to transition to a low-carbon economy. Significant economic or market stresses and disruptions typically have a negative impact on the business environment and financial markets, which could impact the underlying credit quality of our borrowers, counterparties and assets. Property value declines or asset price corrections could increase the risk of borrowers or counterparties defaulting or becoming delinquent in their obligations to us, and could decrease the value of the collateral we hold, which could increase credit losses. Credit risk could also be magnified by lending to leveraged borrowers or declining asset prices, including property or collateral values, unrelated to macroeconomic stress. Simultaneous drawdowns on lines of credit and/or an increase in a borrower’s leverage in a weakening economic environment, or otherwise, could result in deterioration in our credit portfolio, should borrowers be unable to fulfill competing financial obligations. Increased delinquency and default rates could adversely affect our credit portfolios, including consumer credit card, home equity and residential mortgage portfolios through increased charge-offs and provisions for credit losses.
A recessionary environment and/or a rise in unemployment could adversely impact the ability of our consumer and/or commercial borrowers or counterparties to meet their financial obligations and negatively impact our credit portfolio. Consumers have been and may continue to be negatively impacted by inflation, resulting in drawdowns of savings or increases in household debt. Higher interest rates, which have increased debt servicing costs for some businesses and households, may adversely impact credit quality, particularly in a recessionary environment. Certain sectors also remain at risk (e.g., commercial real estate, particularly office) as a result of shifts in demand and tighter financial and credit conditions. Globally, conditions of slow growth or recession could further contribute to weaker credit conditions. If the macroeconomic environment or certain sectors worsen, our credit portfolio, net charge-offs, provision and allowance for credit losses could be adversely impacted.

11 Bank of America

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
If the models, estimates and assumptions we use to establish reserves or the judgments we make in extending credit to our borrowers or counterparties, which are more sensitive due to the current uncertain macroeconomic and geopolitical environment, prove inaccurate in predicting future events, we may suffer losses in excess of our ECL. In addition, changes to external factors can negatively impact our recognition of credit losses in our portfolios and allowance for credit losses.
The allowance for credit losses is our best estimate of ECL; however, there is no guarantee that it will be sufficient to address credit losses, particularly if the economic outlook deteriorates significantly, quickly, or unexpectedly. As circumstances change, we may increase our allowance, which would reduce our earnings. If economic conditions worsen, impacting our consumer and commercial borrowers, counterparties or underlying collateral, and credit losses are worse than expected, we may increase our provision for credit losses, which could adversely affect our results of operations and financial condition.
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
Our credit risk may also be heightened by market risk when the collateral held by us cannot be liquidated or is liquidated at prices not sufficient to recover the full amount of the loan or derivatives exposure due to us, which may occur as a result of events that impact the value of the collateral, such as a sudden change in asset price or fraud. Disputes with obligors as to the valuation of collateral could increase in times of significant market stress, volatility or illiquidity, and we could suffer losses during such periods if we are unable to realize the fair value of the collateral or manage declines in the value of collateral.
We have concentrations of credit risk, including with respect to our consumer real estate and consumer credit card exposure, as well as our commercial real estate and asset managers and funds portfolios, which represent a significant percentage of our overall credit portfolio. Declining home price valuations and demand where we have large concentrations could result in increased servicing advances and expenses, defaults, delinquencies or credit losses. The impacts of earthquakes, as well as climate change, such as rising average global temperatures and sea levels, and the increasing frequency and severity of extreme weather events and natural disasters, including droughts, floods, wildfires and hurricanes, could negatively impact collateral, the valuations of home or commercial real estate or our customers’ ability and/or willingness to pay fees, outstanding loans or afford new products. This could also cause insurability risk and/or increased insurance costs to customers.
Economic weaknesses, sustained elevated inflation, adverse business conditions, market disruptions, adverse economic or market events, rising interest or capitalization rates, declining asset prices, greater volatility in areas where we have concentrated credit risk or deterioration in real estate values or household incomes may cause us to experience higher credit losses in our portfolios or write down the value of certain assets. We could also experience continued and long-term negative impacts to our commercial credit exposure and an increase in credit losses within those industries that may be permanently impacted by a change in consumer preferences or other industry disruptions.
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
During 2023, the U.S. housing market continued to be impacted by higher mortgage rates, including 30-year fixed-rate mortgages that more than doubled from 2021. This has negatively impacted the demand in some cases and underlying collateral for many of our products. Additionally, our mortgage loan production volume is generally influenced by the rate of growth in residential mortgage debt outstanding and the size of the residential mortgage market, both of which have slowed due to higher interest rates and reduced affordability. A deeper downturn in the condition of the U.S. housing market could result in significant write-downs of asset values in several asset classes, notably mortgage-backed securities (MBS). If the U.S. housing market were to further weaken, the value of real estate could decline, which could result in increased credit losses and delinquent servicing expenses, negatively affect our

Bank of America 12

representations and warranties exposures, and adversely affect our results of operations and financial condition.
Our derivatives businesses may expose us to unexpected risks, which may result in losses and adversely affect liquidity.
We are party to a large number of derivatives transactions that may expose us to unexpected market, credit and operational risks that could cause us to suffer unexpected losses. Fluctuations in asset values or rates or an unanticipated credit event, including unforeseen circumstances that may cause previously uncorrelated factors to become correlated, may lead to losses resulting from risks not taken into account or anticipated in the development, structuring or pricing of a derivative instrument. Certain derivative contracts and other trading agreements provide that upon the occurrence of certain specified events, such as a change to our or our affiliates’ credit ratings, we may be required to provide additional collateral or take other remedial actions, and we could experience increased difficulty obtaining funding or hedging risks. In some cases our counterparties may have the right to terminate or otherwise diminish our rights under these contracts or agreements upon the occurrence of such events.
We are also a member of various CCPs, which results in credit risk exposure to those CCPs. In the event that one or more members of a CCP default on their obligations, we may be required to pay a portion of any losses incurred by the CCP as a result of that default. A CCP may also, at its discretion, modify the margin we are required to post, which could mean unexpected and increased funding costs and exposure to that CCP. As a clearing member, we are exposed to the risk of non-performance by our clients for which we clear transactions, which may not be covered by available collateral. Additionally, default by a significant market participant may result in further risk and potential losses.
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
Continued tensions between the U.S. and important trading partners, particularly China, may result in sanctions, further tariff increases or other restrictive actions on cross-border trade, investment and transfer of information technology, which could reduce trade volumes, result in further supply chain disruptions, increase costs for producers, and adversely affect our businesses and revenues, as well as our customers and counterparties, including their credit quality.
Slowing growth, recessionary conditions, adverse geopolitical conditions and/or political or civil unrest, labor shortages, wage pressures and elevated inflation in certain countries pose challenges, including in the form of volatility in financial markets. Foreign exchange rates against the U.S. dollar remain an area of uncertainty and potential volatility, and depreciation could increase our financial risks with clients that deal in non-U.S. currencies but have U.S. dollar-denominated debt.
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
Our non-U.S. businesses are also subject to extensive regulation by governments, securities exchanges and regulators, central banks and other regulatory bodies. In many countries, the laws and regulations applicable to the financial services and securities industries are less predictable, prone to change and uncertainty, and regularly evolving. Significant resources are spent on determining, understanding and monitoring foreign laws, rules and regulations, as well as managing our relationships with multiple regulators in various jurisdictions. Our inability to remain in compliance with local laws and manage our relationships with regulators could result in increased expenses, changes to our organizational structure and adversely affect our businesses, reputation and results of operations in that market.
We are also subject to complex and extensive U.S. and non-U.S. laws, rules and regulations, which subject us to costs and risks relating to bribery and corruption, know-your-customer requirements, anti-money laundering, embargo programs and economic sanctions, which can vary by jurisdiction and require implementation of complex operational capabilities and compliance programs. Non-compliance, including improper implementation, and/or violations could result in an increase in operational and compliance costs, and enforcement actions and civil and criminal penalties against us and individual employees. The increasing speed and novel ways in which funds circulate could make it more challenging to track the movement of funds and heighten financial crimes risk. Compliance with these evolving regulatory regimes and legal requirements depends on our ability to improve our processes, controls, surveillance, detection and reporting and analytic capabilities.
In the U.S., the government’s debt ceiling and budget deficit concerns have increased the possibility of U.S. government defaults on its debt and/or further downgrades to its credit ratings, and prolonged government shutdowns, which could

13 Bank of America

weaken the U.S. dollar, cause market volatility, negatively impact the global economy and banking system and adversely affect our financial condition, including our liquidity. Additionally, changes in fiscal, monetary, regulatory and/or foreign policy, including as a result of the election cycle, labor shortages, wage pressures, supply chain disruptions and higher inflation, could increase our compliance costs and adversely affect our business operations, organizational structure and results of operations. Emerging market currency values and monetary policy settings are particularly sensitive to such changes in U.S. monetary policy. Additionally, further restrictive U.S. monetary policy, potentially including further rate increases, could result in additional currency volatility and recessionary conditions in a number of non-U.S. markets.
We are also subject to geopolitical risks, including economic sanctions, acts or threats of international or domestic terrorism, including responses by the U.S. or other governments thereto, increased state-sponsored cyberattacks or campaigns, civil unrest and/or military conflicts, including the escalation of tensions between China and Taiwan, which could adversely affect business, market trade and general economic conditions abroad and in the U.S. The Russia/Ukraine conflict and the conflict in the Middle East have magnified such risks and resulted in regional instability and adversely impacted commodity and other financial markets, as well as economic conditions, especially in Europe. Widening regional conflicts resulting in the involvement of neighboring countries and/or North Atlantic Treaty Organization member countries could result in additional economic disruptions, financial market volatility, higher inflation and changes to asset valuations, which could disrupt our operations and adversely affect our results of operations.
Business Operations
A failure in or breach of our operations or information systems, or those of third parties or the financial services industry, could cause disruptions, adversely impact our businesses, results of operations and financial condition, and cause legal or reputational harm.
Operational risk exposure exists throughout our organization and as a result of our extensive interactions with, and reliance on, third parties and the financial services industry, including the processing and reporting of a large number of transactions in many currencies and jurisdictions. Our operations and information systems, which comprise the hardware, software, infrastructure, backup systems and other technology which we own or use to collect, process, maintain, use, share, disseminate or dispose of information, are integral to the performance of our businesses.
Our operations and information systems and components thereof, and those of our third parties, have been, and in the future could be, ineffective or fail to operate properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our or such third party’s control. Such events have adversely affected, and in the future could adversely affect, physical site access of our operations, our ability to process transactions, provide services and perform other operations. Short-term or prolonged disruptions to our critical business operations and customer services are possible due to computer, telecommunications, network, utility, electronic or physical infrastructure outages, including from abuse or failure of our electronic trading and algorithmic platforms, significant unplanned increases in customer transactions, fraudulent transactions, newly identified vulnerabilities in key hardware and software, failure of infrastructure or manual processes, technology project implementation challenges and supply chain disruptions. Operational disruptions and prolonged operational outages could also result from events arising from natural disasters, including acute and chronic weather events, such as wildfires, tornadoes, hurricanes and floods, some of which are happening with more frequency and severity, and earthquakes, as well as local or larger scale political or social matters, including civil unrest, terrorist acts and military conflict.
We continue to have greater reliance on our and our third parties’ remote access tools and technology, and employees’ personal systems and increased data utilization and dependence upon our information systems to operate our businesses remotely, including as a result of evolving customer preferences, which has led to increased reliance on digital banking and other digital services provided by our businesses. Effective management of our business continuity increasingly depends on the security, reliability and adequacy of such systems.
We also rely on our employees, representatives and third parties in our day-to-day operations, who may, due to illness, unavailability, the emergence or continuation of health emergencies or pandemics, human error, misconduct (including errors in judgment, malice, fraud or illegal activity), malfeasance or a failure or breach of information systems, cause disruptions to our organization and expose us to operational losses, regulatory risk and reputational harm. Our and our third parties’ inability to properly introduce, deploy and manage operational changes, including with regard to internal financial and governance processes, existing products, services and technology, and new product innovations and technology, could also result in additional operational and regulatory risk.
Regardless of the measures we have taken to implement training, procedures, backup systems and other safeguards to support our operations and bolster our operational resilience, our ability to conduct business may be adversely affected by significant disruptions to us or to third parties with whom we interact or upon whom we rely, including localized or systemic cyber events that result in information systems outages and unavailability of part or all of the internet, cloud services and/or the financial services industry infrastructure (including electronic trading and algorithmic platforms and critical banking activities). Our ability to implement backup systems and other safeguards with respect to third-party systems and the financial services industry infrastructure is more limited than with respect to our systems. Weakness in our third parties’ processes or controls could impact our ability to deliver products or services to our clients and expose us to compliance and operational risks.
There can be no assurance that our business continuity and information security response plans will effectively mitigate our operational risks. Any backup systems or manual processes may not process data accurately and/or as quickly or effectively as our primary systems, and some data might not have been backed up. Additionally, the speed in which we are able to remediate any failure or disruption of our operations and/or information systems may vary across jurisdictions. We regularly update the information systems we rely on to support our operations and growth as part of our efforts to comply with all applicable laws, rules and regulations globally. This updating entails significant costs and creates risks associated with implementing new or modified information systems and integrating them with existing information systems, including business interruptions.
A failure or breach of our or our third parties’ operations or information systems resulting in disruption to our critical

Bank of America 14

business operations and customer services, a failure to identify or effectively respond to operational risks in a timely manner and/or a failure to continue to deliver our services through an operational disruption could impact the confidentiality, integrity or availability of data and expose us to a number of risks, including market abuse, customer attrition, regulatory, market, privacy and liquidity risk, adversely impact our results of operations and financial condition and cause legal, regulatory or reputational harm.
The Corporation and third parties with whom we interact and/or on whom we rely, are subject to cybersecurity incidents, information and security breaches, and technology failures that have and in the future could adversely affect our ability to conduct our businesses, result in the misuse, destruction or disclosure of information, damage our reputation, increase our regulatory and legal risks, result in additional costs or financial losses and/or otherwise adversely impact our businesses and results of operations.
Our business is highly dependent on the security, controls and efficacy of our information systems, and the information systems of our customers, third parties, the financial services industry and financial data aggregators with whom we interact, on whom we rely or who have access to our customers' personal or account information. We rely on effective access management and the secure collection, processing, maintenance, use, sharing, dissemination and disposition of information in our and our third parties’ information systems. Our cybersecurity risk and exposure remains heightened because of, among other things, our prominent size and scale, high-profile brand, geographic footprint and international presence and role in the financial services industry and the broader economy. The proliferation of third-party financial data aggregators and emerging technologies, including our and our third parties’ use of automation, artificial intelligence (AI) and robotics, increases our cybersecurity risks and exposure.
We, our employees, customers, regulators and third parties are ongoing targets of an increasing number of cybersecurity threats and cyberattacks. The tactics, techniques and procedures used in cyberattacks are pervasive, sophisticated and designed to evade security measures, including computer viruses, malicious or destructive code (such as ransomware), social engineering (including phishing, vishing and smishing), denial of service or information or other security breach tactics that have and in the future could result in disruptions to our businesses and operations and the loss of funds, including from attempts to defraud us and/or our customers, and impact the confidentiality, integrity or availability of our information, including intellectual property, or that of our employees, customers and third parties. Cyberattacks are carried out on a worldwide scale and by a growing number of actors, including organized crime groups, hackers, terrorist organizations, extremist parties, hostile foreign governments, state-sponsored actors, activists, disgruntled employees and other persons or entities, including those involved in corporate espionage.
Cybersecurity threats and the tactics, techniques and procedures used in cyberattacks change, develop and evolve rapidly, including from emerging technologies, such as AI, machine learning and quantum computing. Despite substantial efforts to protect the integrity and resilience of our information systems and implement controls, processes, policies, employee training and other protective measures, we are not able to anticipate and/or detect all cybersecurity threats and incidents and/or develop or implement effective preventive or defensive measures designed to prevent, respond to or mitigate all cybersecurity threats and incidents. Internal access management failures could impact the confidentiality, integrity or availability of data. Additionally, the failure of our employees to exercise sound judgment and vigilance when targeted with social engineering or other cyberattacks increases our vulnerability.
Our risk from and exposure to cybersecurity threats and incidents, information and security breaches and technology failures continues to increase due to the acceptance and use of digital banking and other digital products and services, including mobile banking products, and reliance on remote access tools and technology, which have increased our reliance on virtual or digital interactions and a larger number of access points to our information systems that must be secured, and results in greater amounts of information being available for access. Greater demand on our information systems and security tools and processes will likely continue.
We also face significant third-party technology, cybersecurity and operational risks relating to the large number of customers and third parties with whom we do business, the financial services industry, upon whom we rely to facilitate or enable our business activities or upon whom our customers rely, including the secure collection, processing, maintenance, use, sharing, dissemination and disposition of customer and other sensitive information, providers of products and/or services, financial counterparties, financial data aggregators, financial intermediaries, such as clearing agents, exchanges and clearing houses, regulators, providers of outsourced infrastructure, such as internet access, cloud service providers and electrical power, and retailers for whom we process transactions. Such third-party information systems extend beyond our security and control systems, and such third parties have varying levels of security and cybersecurity resources, expertise, safeguards, controls and capabilities. Threat actors may actively seek to exploit security and cybersecurity weaknesses at our third parties and the relationships of our third parties with us may increase the risk that they are targeted by the same threats we face, and such third parties may be less prepared for such threats. We are also at additional risk resulting from critical third-party information security and open-source software vulnerabilities. We must rely on our third parties to adequately detect and promptly report cybersecurity incidents, and their failure to do so could adversely affect our ability to report or respond to cybersecurity incidents effectively or timely.
Due to increasing consolidation, interdependence and complexity of financial entities and technology and information systems, a cybersecurity threat or incident, information or security breach or technology failure that significantly exposes, degrades, destroys or compromises the information systems or information of one or more financial entities or third parties could adversely impact us and increase the risk of operational failure and loss, as disparate systems need to be integrated, often on an accelerated basis. Similarly, any cybersecurity threat or incident, information or security breach or technology failure that significantly exposes, degrades, destroys or compromises our information systems or information could adversely impact third parties and the critical infrastructure of the financial services industry, thereby creating additional risk for us.
Cybersecurity incidents or information or security breaches could persist for an extended period of time before being detected, and it often takes additional time to determine the scope, extent, amount and type of impact, including information altered, destroyed or otherwise compromised, following which the measures to recover and restore to a business-as-usual state may be difficult to assess. We have spent and expect to continue to spend significant resources to modify and enhance

15 Bank of America

our protective measures, investigate and remediate software and network vulnerabilities, and defend against, detect and respond to cybersecurity threats and incidents whether specific to us, a third party, the industry or businesses in general, and enhance our capabilities to respond and recover.
While we and our third parties have experienced cybersecurity incidents, information and security breaches and technology failures, as well as adverse impacts from such events, including as described in this risk factor, we have not experienced material losses or other material consequences relating to cybersecurity incidents, information or security breaches or technology failures, whether directed at us or our third parties. However, we expect to continue to experience such events and impacts with increased frequency and severity due to the evolving threat environment, and there can be no assurance that future cybersecurity incidents, information and security breaches and technology failures, including as a result of cybersecurity incidents, information and security breaches and technology failures experienced by our third parties, will not have a material adverse impact on us, including our businesses, results of operations and financial condition.
Any future cybersecurity incident, information or security breach or technology failure suffered by us or our third parties could result in disruption to our day-to-day business activities, an inability to effect transactions, execute trades, service our customers, manage our exposure to risk, expand our businesses, detect and prevent fraudulent or unauthorized transactions, including transactions impacting our customers, maintain information systems access and business operations and customer services, in the U.S. and/or globally. Additionally, we could experience the loss of customers and business opportunities, the withdrawal of customer deposits, the misappropriation, alteration or destruction of our or our third parties’ intellectual property or confidential information, the unauthorized access to or temporary or permanent loss or theft of personally identifiable information, including of our employees and customers, significant lost revenue, losses and claims brought by third parties, violations of applicable privacy, cybersecurity and other laws, rules and regulations, litigation exposure, economic sanctions, enforcement actions, government fines, penalties or intervention and other negative consequences. Although we maintain cyber insurance, there can be no assurance that liabilities or losses we may incur will be covered under such policies or that the amount of insurance will be adequate. In addition, in the case of any cybersecurity incident, information or security breach or technology failure arising from third-party systems impacting us, any third-party indemnification may not be applicable or sufficient to address the impact of such cybersecurity incidents, information or security breaches or technology failures, including monetary losses of the Corporation. The occurrence of any of the events described above could adversely impact our businesses, results of operations, liquidity and financial condition, as well as cause reputational harm, whether such events are actual or perceived.
Failure to satisfy our obligations as servicer for residential mortgage securitizations, loans owned by other entities and other related losses could adversely impact our reputation, servicing costs or results of operations.
We service mortgage loans on behalf of third-party securitization vehicles and other investors. If we commit a material breach of our obligations as servicer or master servicer, we may be subject to termination if the breach is not cured within a specified period of time following notice, which could cause us to lose servicing income. We may also have liability for any failure by us, as a servicer or master servicer, for any act or omission on our part that involves willful misfeasance, bad faith, gross negligence or reckless disregard of our duties. If any such breach was found to have occurred, it may harm our reputation, increase our servicing costs or losses due to potential indemnification obligations, result in litigation or regulatory action or adversely impact our results of operations. Additionally, foreclosures may result in costs, litigation or losses due to irregularities in the underlying documentation, or if the validity of a foreclosure action is challenged by a borrower or overturned by a court because of errors or deficiencies in the foreclosure process. We may also incur costs or losses relating to delays or alleged deficiencies in processing documents necessary to comply with state law governing foreclosure.
Changes in the structure of and relationship among the GSEs could adversely impact our business.
We rely on the GSEs to guarantee or purchase mortgage loans that meet their conforming loan requirements. During 2023, we sold approximately $3.1 billion of loans to GSEs, primarily Freddie Mac (FHLMC). FHLMC and Fannie Mae (FNMA) are currently in conservatorship, with the Federal Housing Finance Agency (FHFA) acting as conservator. In 2019, the Treasury Department published a proposal to recapitalize FHLMC and FNMA and remove them from conservatorship and reduce their role in the marketplace. In January 2021, the Treasury Department further amended the agreement that governs the conservatorship of FHLMC and FNMA and delineated the continued objective to remove the GSEs from conservatorship. However, we cannot predict the future prospects of the GSEs, timing of the recapitalization or release from conservatorship, or content of legislative or rulemaking proposals regarding the future status of the GSEs in the housing market. If the GSEs take a reduced role in the marketplace, including by limiting the mortgage products they offer, we could be required to seek alternative funding sources, retain additional loans on our balance sheet, secure funding through the Federal Home Loan Bank system, or securitize the loans through Private Label Securitization, which could increase our cost of funds related to the origination of new mortgage loans, increase credit risk and/or impact our capacity to originate new mortgage loans. Uncertainty regarding their future and the MBS they guarantee continues to exist for the foreseeable future. These developments could adversely affect our securities portfolios, capital levels, liquidity and results of operations.
Our risk management framework may not be effective in mitigating risk and reducing the potential for losses.
Our risk management framework is designed to minimize risk and loss to us. We seek to effectively and consistently identify, measure, monitor, report and control the key types of risk to which we are subject, including strategic, credit, market, liquidity, compliance, operational and reputational risks. Risks also may span across multiple key risk types, including cybersecurity risk, climate risk and legal risk. While we employ a broad and diversified set of controls and risk mitigation techniques, including modeling and forecasting, hedging strategies and techniques that seek to balance our ability to profit from trading positions with our exposure to potential losses, our ability to control and mitigate risks that result in losses is inherently limited by our ability to identify and measure all risks, including emerging and unknown risks, anticipate the timing and impact of risks, apply effective hedging strategies, make correct assumptions, manage and aggregate data correctly and efficiently, identify changes in markets or client behaviors not yet inherent in historical data and develop risk management models and forecasts to assess and control risk.

Bank of America 16

Our ability to manage risk is dependent on our ability to consistently execute all elements of our risk management program, develop and maintain a culture of managing risk well throughout the Corporation and manage risks associated with third parties, including providers of products and/or services, to allow for effective risk management and help confirm that risks are appropriately considered, evaluated and responded to in a timely manner. Uncertain economic and geopolitical conditions, health emergencies and pandemics, heightened legislative and regulatory scrutiny of and change within the financial services industry, the pace of technological changes, accounting, tax and market developments, the failure of employees, representatives and third parties to comply with our policies and Risk Framework and the overall complexity of our operations, among other developments, have in the past and may in the future result in a heightened level of risk, including operational, reputational and compliance risk. Our failure to manage evolving risks or properly anticipate, manage, control or mitigate risks could result in additional losses and adversely affect our results of operations.
Regulatory, Compliance and Legal
We are highly regulated and subject to evolving government legislation and regulations and certain settlements, orders and agreements with government authorities from time to time.
Our businesses are highly regulated and we are subject to evolving and comprehensive regulation under federal and state laws in the U.S. and the laws of the various foreign jurisdictions in which we operate, including increasing and complex economic sanctions regimes. These laws and regulations significantly affect and have the potential to restrict the scope of our existing businesses, require changes to our business strategies, limit our ability to pursue certain business opportunities, including the products and services we offer, reduce certain fees and rates and/or make our products and services more expensive for our clients. We are also required to file various financial and nonfinancial regulatory reports to comply with laws, rules and regulations in the jurisdictions in which we operate, which results in additional compliance risk.
We continue to adjust our business and operations, legal entity structure, disclosure and policies, processes, procedures and controls, including with regard to capital and liquidity management, risk management and data management, in an effort to comply with laws, rules and regulations, as well as evolving expectations, guidance and interpretation by regulatory authorities, including the Department of Treasury (including the Internal Revenue Service (IRS) and OFAC), Federal Reserve, OCC, CFPB, Financial Stability Oversight Council, FDIC, Department of Labor, SEC and CFTC in the U.S., foreign regulators, other government authorities and self-regulatory organizations. Further, we expect to become subject to future laws, rules and regulations beyond those currently proposed, adopted or contemplated in the U.S. or abroad, as well as evolving interpretations of existing and future laws, rules and regulations, which may include policies and rulemaking related to FDIC assessments, loss allocations between financial institutions and customers with regard to the use of our products and services, including electronic payments, emerging technologies, such as the development and use of AI and machine learning, cybersecurity and data, and further climate risk management and ESG reporting, including emissions and sustainability disclosure. The cumulative effect of all of the current and possible future legislation and regulations, as well as related interpretations, on our litigation and regulatory exposure, businesses, operations and profitability remains uncertain and necessitates that we make certain assumptions with respect to the scope and requirements of existing, prospective and proposed laws, rules and regulations in our business planning and strategies. If these assumptions prove incorrect, we could be subject to increased regulatory, legal and compliance risks and costs, as well as potential reputational harm. Also, U.S. and regulatory initiatives abroad may overlap, and non-U.S. regulation and initiatives may be inconsistent or may conflict with current or proposed U.S. regulations, which could lead to compliance risks and increased costs.
Our regulators’ prudential and supervisory authority gives them broad power and discretion to direct our actions, and they have assumed an active oversight, inspection and investigatory role across the financial services industry. Regulatory focus is not limited to laws, rules and regulations applicable to the financial services industry, but includes other significant laws, rules and regulations that apply across industries and jurisdictions, including those related to anti-money laundering, anti-bribery, anti-corruption know-your-customer requirements, embargo programs and economic sanctions.
We are also subject to laws, rules and regulations in the U.S. and abroad, including the GDPR and CCPA as modified by the CPRA, and a number of additional jurisdictions enacting or considering similar laws or amendments to existing laws, regarding privacy and the disclosure, collection, use, sharing and safeguarding of personally identifiable information, including our employees, customers, suppliers, counterparties and other third parties, the violation of which could result in litigation, regulatory fines, enforcement actions and operational loss. Additionally, we are and will continue to be subject to new and evolving data privacy laws in the U.S. and abroad, which could result in additional costs of compliance, litigation, regulatory fines and enforcement actions. There remains complexity and uncertainty, including potential suspension or prohibition, regarding data transfer because of concerns over compliance with laws, rules and regulations for cross-border flows and transfers of personal data from the European Economic Area (EEA) to the U.S. and other jurisdictions outside of the EEA, resulting from judicial and regulatory guidance. To the extent that a new EU-U.S. Data Privacy Framework leads to a relaxation of applicable legislation and regulations, regardless of transfer mechanism, challenges are expected from consumer advocacy groups. Other jurisdictions, including China and India, have commenced consultation efforts or enacted new legislation or regulations to establish standards for personal data transfers. If cross-border personal data transfers are suspended or restricted or we are required to implement distinct processes for each jurisdiction’s standards, this could result in operational disruptions to our businesses, additional costs, increased enforcement activity, new contract negotiations with third parties, and/or modification of such data management.
As part of their enforcement authority, our regulators and other government authorities have the authority to, among other things, conduct investigations and assess significant civil or criminal monetary fines, penalties or restitution, issue cease and desist orders, suspend or withdraw licenses and authorizations, initiate injunctive action, apply regulatory sanctions or cause us to enter into consent orders. The amounts paid by us and other financial institutions to settle proceedings or investigations have, in some instances, been substantial and may increase. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such resolutions, which could have significant consequences, including reputational harm, loss of customers, restrictions on the ability to access capital markets, and the inability to operate certain businesses or offer certain products.

17 Bank of America

Our response to regulators and other government authorities may be time-consuming, expensive and divert management attention from our business. The outcome of any matter, which may last years, may be difficult to predict or estimate.
The terms of settlements, orders and agreements that we have entered into with government entities and regulatory authorities have also imposed, or could impose, significant operational and compliance costs on us with respect to enhancements to our procedures and controls, losses with respect to fraudulent transactions perpetrated against our customers, expansion of our risk and control functions within our lines of business, investment in technology and the hiring of significant numbers of additional risk, control and compliance personnel. If we fail to meet the requirements of the regulatory settlements, orders or agreements to which we are subject, or, more generally, fail to maintain risk and control procedures and processes that meet the heightened standards established by our regulators and other government authorities, we could be required to enter into further settlements, orders or agreements and pay additional fines, penalties or judgments, or accept material regulatory restrictions on our businesses.
Improper actions, behaviors or practices by us, our employees or representatives that are illegal, unethical or contrary to our core values could harm us, our shareholders or customers or damage the integrity of the financial markets, and are subject to regulatory scrutiny across jurisdictions. The complexity of the regulatory and enforcement regimes in the U.S., coupled with the global scope of our operations and the regulatory environment worldwide, also means that a single event or practice or a series of related events or practices may give rise to a significant number of overlapping investigations and regulatory proceedings, either by multiple federal and state agencies in the U.S. or by multiple regulators and other governmental entities in different jurisdictions. Actions by other members of the financial services industry related to business activities in which we participate may result in investigations by regulators or other government authorities.
While we believe that we have adopted appropriate risk management and compliance programs, compliance risks will continue to exist, particularly as we anticipate and adapt to new and evolving laws, rules and regulations and evolving interpretations. We also rely upon third parties who may expose us to compliance and legal risk. Future legislative or regulatory actions, and any required changes to our business or operations or strategy, or those of third parties upon whom we rely, resulting from such developments and actions could result in a significant loss of revenue, impose additional compliance and other costs or otherwise reduce our profitability, limit the products and services that we offer or our ability to pursue certain business opportunities, require us to dispose of certain businesses or assets, require us to curtail certain businesses, affect the value of assets that we hold, necessitate changes in our compensation practices, require us to increase our prices and therefore reduce demand for our products, or otherwise adversely affect our businesses.
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
U.S. regulators and government agencies regularly pursue enforcement claims against financial institutions, including us, for alleged violations of law and customer harm, including under the Financial Institutions Reform, Recovery, and Enforcement Act, the federal securities laws, the False Claims Act, fair lending laws and regulations (including the Equal Credit Opportunity Act and the Fair Housing Act), the FCPA, the BSA, regulations issued by OFAC, Home Mortgage Disclosure Act, antitrust laws, and consumer protection laws and regulations related to products and services such as overdraft and sales practices, including prohibitions on unfair, deceptive, and/or abusive acts and practices (UDAAP) under the Consumer Financial Protection Act and the Federal Trade Commission Act, and EFTA, as well as other enforcement action taken by prudential regulators with respect to safety, soundness and appropriateness of our business practices. Such claims may carry significant penalties, restitution and, in certain cases, treble damages, and the ultimate resolution of regulatory inquiries, investigations and other proceedings which we are subject to from time-to-time is difficult to predict.
There is also an increased focus on information security. This includes cybersecurity incidents perpetrated against us, our customers, providers of products and services, counterparties and other third parties, the collection, use and sharing of data, and safeguarding of personally identifiable information and corporate data, as well as the development, implementation, use and management of emerging technologies, including AI and machine learning. Related litigation or government enforcement, including with regard to compliance with U.S. and global laws, rules and regulations, could subject us to fines, judgments and/or settlements and involve reputational losses. Additionally, misconduct by our employees and representatives, including unethical, fraudulent, improper or illegal conduct, the failure to fulfill fiduciary obligations, unfair, deceptive, abusive or discriminatory business practices, or violations of policies, procedures, laws, rules or regulations, including conduct that affects compliance with books and records requirements, have resulted and could result in further litigation and/or government investigations and enforcement actions, and cause significant reputational harm. In particular, we are the subject of litigation and regulatory and government inquiries regarding our processing of electronic payments, our efforts to detect, prevent and address fraud perpetrated against our customers and/or the handling of fraud-related disputes, which could result in fines, judgments, and/or settlements, as well as adversely affect our businesses and strategies due to the treatment of loss allocations between customers and us, all of which could also have an adverse impact on other similar products and services. We are also subject to increasing scrutiny of sustainability-related policies, goals, targets and disclosure, which could result in litigation, regulatory investigations and actions and reputational harm.
The global environment of extensive investigations, regulation, regulatory compliance burdens, litigation and

Bank of America 18

regulatory enforcement, combined with uncertainty related to the continually evolving regulatory environment, have affected and will likely continue to affect operational and compliance costs and risks, including the adaptation of business strategies and/or limitation or cessation of our ability or feasibility to continue providing certain products and services. Lawsuits and regulatory actions have resulted in and will likely continue to result in judgments, orders, settlements, penalties and fines adverse to us. Further, we entered into orders with certain government agencies regarding credit card sales and marketing practices and the representment of non-sufficient fund fees, as well as our participation in implementing government relief measures related to the COVID-19 pandemic and other federal and state government assistance programs, including the processing of unemployment benefits for California and certain other states, and continue to be involved in related litigation that may result in judgments and/or settlements. Litigation and investigation costs, substantial legal liability or significant regulatory or government action against us could adversely affect our businesses, financial condition, including liquidity, and results of operations, and/or cause significant reputational harm.
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
Capital and liquidity requirements are frequently introduced and amended. Regulators may increase regulatory capital requirements, including TLAC and long-term debt requirements, change how regulatory capital or RWA is calculated or increase liquidity requirements. In 2023, U.S. banking regulators issued proposals to revise the calculation of the G-SIB surcharge and TLAC and long-term debt requirements. Our ability to return capital to our shareholders depends in part on our ability to maintain regulatory capital levels above minimum requirements plus buffers. To the extent that increases occur in our SCB, G-SIB surcharge or countercyclical capital buffer, our returns of capital to shareholders, including common stock dividends and common stock repurchases, could decrease. For example, our G-SIB surcharge increased by 50 bps to 3.0 percent on January 1, 2024. The Federal Reserve could also limit or prohibit capital actions, such as paying or increasing dividends or repurchasing common stock, as a result of economic disruptions or events.
As part of its annual CCAR, we are subject to extensive regulatory evaluation of capital planning practices by the Federal Reserve, including stress testing on parts of our business using hypothetical economic scenarios prepared by the Federal Reserve. Those scenarios may affect our CCAR stress test results, which may impact our SCB level, requiring us to hold additional capital or causing changes in required capital buffers.
A significant component of regulatory capital ratios is calculating our RWA and our leverage exposure. In July 2023, U.S. banking regulators issued a notice of proposed rulemaking to revise several key methodologies for measuring RWA, including a standardized approach for operational risk, revised market risk and credit risk requirements and removal of the use of certain internal models, which would increase our regulatory capital requirements, if adopted as proposed. Economic disruptions or events may also cause an increase in our balance sheet, RWA or leverage exposures, increasing required regulatory capital and liquidity amounts.
Changes to and compliance with the regulatory capital and liquidity requirements may impact our operations by requiring us to liquidate assets, increase borrowings, issue additional equity or other securities, reduce the amount of common stock repurchases or dividends, cease or alter certain operations, pricing strategies and business activities or hold highly liquid assets, which may adversely affect our results of operations.
Changes in accounting standards or assumptions in applying accounting policies could adversely affect us.
Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the reported value of our assets or liabilities and results of operations and are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain. If assumptions, estimates or judgments are erroneously applied, we could be required to correct and restate prior-period financial statements. Accounting standard-setters and those who interpret the accounting standards, including the SEC, banking regulators and our independent registered public accounting firm may also amend or even reverse their previous interpretations or positions on how various standards should be applied. These changes may be difficult to predict and could impact the preparation and reporting of our financial statements, including the application of new or revised standards retrospectively, resulting in revisions to prior-period financial statements.
We may be adversely affected by changes in U.S. and non-U.S. tax laws and regulations.
Governmental authorities in the U.S. and/or other countries could further change tax laws in a way that would materially adversely affect us, including changes to the Tax Cuts and Jobs Act of 2017 and Inflation Reduction Act of 2022. Also, new guidelines issued by the Organization for Economic Cooperation and Development (OECD), which are currently being enacted into law in some OECD countries in which we operate, are expected to impose a 15 percent global minimum tax on a country-by-country basis. Any implementation of and/or change in tax laws and regulations or interpretations of current or future tax laws and regulations could materially adversely affect our effective tax rate, tax liabilities and results of operations. U.S. and foreign tax laws are complex and our judgments, interpretations or applications of such tax laws could differ from that of the relevant governmental authority. This could result in additional tax liabilities and interest, penalties, the reduction of certain tax benefits and/or the requirement to make adjustments to amounts recorded, which could be material.
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

19 Bank of America

Reputation
Damage to our reputation could harm our businesses, including our competitive position and business prospects.
Our ability to attract and retain customers, clients, investors and employees is impacted by our reputation. Harm to our reputation can arise from various sources, including actual or perceived activities of our officers, directors, employees, other representatives, customers and third parties, including counterparties, such as fraud, misconduct and unethical behavior (such as employees’ sales practices), adequacy of our ability to detect, prevent and/or respond to fraud perpetrated against our customers, and the handling of related disputes with regard to the use of our products and services, including electronic payments, effectiveness of our internal controls, the fees charged to our customers, including overdraft and non-sufficient fund fees, compensation practices, lending practices, suitability or reasonableness of particular trading or investment strategies, the reliability of our research and models and prohibiting clients from engaging in certain transactions.
Our reputation may also be harmed by actual or perceived failure to deliver the products and standards of service and quality expected by our customers, clients and the community, including the overstatement or mislabeling of the environmental benefits of our products, services or transactions, the failure to protect our customers and/or recognize and address customer complaints, compliance failures, technology changes, the implementation, management and/or use of emerging technologies, including quantum computing, AI and machine learning, the failure to maintain effective data management, cybersecurity incidents and information and security breaches affecting us and our third parties, which have occurred and we expect to continue to experience with increased frequency and severity due to the evolving threat environment, prolonged or repeated system outages, the Corporation’s privacy policies, the unintended disclosure of or failure to safeguard personal, proprietary or confidential information, the breach of the Corporation’s fiduciary obligations and handling of the emergence or continuation of health emergencies and pandemics. Our reputation may be also be harmed by litigation and/or regulatory matters and their outcomes, relating to the topics discussed above or otherwise. For example, we entered into orders with certain government agencies regarding credit card sales and marketing practices and the representment of non-sufficient fund fees, as well as our processing of unemployment benefits for California and certain other states, and continue to be involved in related litigation, which may result in judgments and/or settlements. Challenges to our ESG practices and disclosures, and those of our customers and third parties, including from diverging views regarding ESG-related practices and disclosures may also harm our reputation.
Increases in market interest rates have resulted in increased focus on asset and liability management, including HTM and AFS securities and related unrealized losses. Perceptions of our liquidity and financial condition, actions by the financial services industry generally, or by certain members or individuals in the industry may harm our reputation. Adverse publicity or negative information posted on social media by employees, the media or otherwise, whether or not factually correct, may adversely impact our business prospects and results of operations.
We are subject to complex and evolving laws, regulations and interpretations regarding fair lending activity, UDAAP, electronic funds transfers, know-your-customer requirements, data protection and privacy, including the GDPR and the CCPA as modified by the CPRA, cross-border data movement, cybersecurity and other matters, as well as evolving and expansive interpretations of these laws and regulations. Principles concerning the appropriate scope of consumer and commercial privacy vary considerably in different jurisdictions, and regulatory and public expectations regarding the definition and scope of consumer and commercial privacy may remain fluid. These laws may be interpreted and applied by various jurisdictions in a manner inconsistent with our current or future practices, or with one another. If personal, confidential or proprietary information of customers in our possession, or in the possession of third parties or financial data aggregators, is mishandled, misused or mismanaged, or if we do not timely or adequately address such information, we may face regulatory, legal and operational risks, which could adversely affect our reputation, financial condition and results of operations.
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
Our actual or perceived failure to address these and other issues, such as operational risks, could give rise to reputational risk that could harm us and our business prospects, including the attraction and retention of customers and employees. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions, legal risks and reputational harm, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties, and cause us to incur related costs and expenses.
Other
Reforms to benchmarks may adversely affect our reputation, business, financial condition and results of operations.
Risks and challenges associated with reference rate reform, including the potential replacement of benchmark rates with ARRs (e.g., the expected cessation of BSBY), could expose us to various financial, operational, supervisory, conduct and legal risk.
Usage of ARRs for impacted benchmarks may vary across or within categories of contracts, products and services, potentially resulting in market fragmentation, decreased trading volumes and liquidity, increased complexity and modeling and operational risks. ARRs may have compositions and characteristics that differ from replaced benchmarks, including limited liquidity and less predictable performance over time. Any mismatch between the adoption of ARRs in loans, securities and derivatives markets may impact hedging or other financial arrangements we have implemented, resulting in unanticipated market exposures. Transition to ARRs may adversely affect the yield on loans or securities held by us, amounts paid on our securities and received and paid on derivatives we have entered into, the value of such loans, securities or derivative instruments, the trading market for such products and contracts, and our effective use of hedging instruments to manage risk. There is no assurance that impacted benchmarks will transition to ARRs without delay or potential disputes.
The transition of any products using impacted benchmarks (Impacted Products) that do not include fallback provisions or adequate fallback mechanisms may require additional efforts to modify their terms, and may be more challenging to modify if all

Bank of America 20

impacted parties are required to consent to such modification. Litigation or other disputes may occur as a result of the interpretation or application of any transition-related legislation or regulations adopted in the U.S. and/or foreign jurisdictions, including if the laws or regulations in jurisdictions overlap.
Impacted Products may contain language giving the Corporation discretion to determine the successor rate (including the applicable spread adjustment) to the existing benchmark. We may face a risk of litigation, disputes or other actions from customers, counterparties, investors or others based on various claims, for example, that we incorrectly interpreted or enforced contract provisions, failed to appropriately communicate the transition effects of ARRs to existing and future products, treated affected parties unfairly or made inappropriate product recommendations to or investments on behalf of our clients, engaged in anti-competitive behavior or unlawfully manipulated markets or benchmarks.
ARR-based products that we develop, launch and/or support may perform differently from Impacted Products during times of economic stress, adverse or volatile market conditions and across the credit and economic cycle, which may impact the value, return on and profitability of our ARR-based assets. New financial products linked to ARRs may have additional legal, financial, accounting, tax, operational, market, compliance, reputational, competitive or other risks to us, our customers and other market participants. Scrutiny by banking regulators in the U.S. and globally on transition plans, preparations and readiness could result in regulatory action, litigation and/or the need to change the products offered by our businesses.
We face significant and increasing competition in the financial services industry.
We operate in a highly competitive environment and experience intense competition from local and global bank and nonbank financial institutions and new entrants in domestic and foreign markets. There is increasing pressure to provide products and services on more attractive terms, including lower fees and higher interest rates on deposits, and lower cost investment strategies, which may impact our ability to effectively compete. The current and changing regulatory environment may also create competitive disadvantages, including from more stringent regulatory requirements applicable to the Corporation.
Emerging technologies and the growth of e-commerce have lowered geographic and monetary barriers of other financial institutions, made it easier for non-depository institutions to offer traditional banking products and services and allowed non-traditional financial service providers and technology companies to compete with traditional financial service companies in providing electronic and internet-based financial solutions and services, including electronic securities trading with low or no fees and commissions, marketplace lending, financial data aggregation and payment processing services, including real-time payment platforms. Further, clients may choose to conduct business with other market participants who engage in business or offer products in areas we deem speculative or risky as an alternative to traditional banking products. Increased competition may reduce our market share, net interest margin and revenues from our fee-based products and services and negatively affect our earnings, including by pressuring us to lower pricing or credit standards, requiring additional investment to improve the quality and delivery of our technology and/or affecting the willingness of our clients to do business with us.
Our inability to adapt our business strategies, products and services could harm our business.
We rely on a diversified mix of businesses that deliver a broad range of financial products and services through multiple distribution channels. Our success depends on our and our third-party providers’ ability to timely adapt our business strategies, products and services and their respective features, including available payment processing services and technology to rapidly evolving industry standards and consumer preferences. Our strategies could be further impacted by macroeconomic stress, widespread health emergencies or pandemics, cyberattacks, and military conflicts or other significant geopolitical events.
The widespread adoption and rapid evolution of emerging technologies, including analytic capabilities, self-service digital trading platforms and automated trading markets, internet services, and digital assets, such as central bank digital currencies, cryptocurrencies (including stablecoins), tokens and other cryptoassets that utilize distributed ledger technology (DLT), as well as payment, clearing and settlement processes that use DLT, create additional strategic risks, could negatively impact our ability to compete and require substantial expenditures to the extent we were to modify or adapt our existing products and services. As such new technologies evolve and mature, our businesses and results of operations could be adversely impacted, including as a result of the introduction of new competitors to the payment ecosystem and increased volatility in deposits and/or significant long-term reduction in deposits (i.e., financial disintermediation). Also, we may not be as timely or successful in accurately assessing the competitive landscape and developing or introducing new products and services, integrating new products or services into our existing offerings, responding, managing or adapting to changes in consumer behavior, preferences, spending, investing and/or saving habits, achieving market acceptance of our products and services, reducing costs in response to pressures to deliver products and services at lower prices or sufficiently developing and maintaining customers. Our or our third-party providers’ inability or resistance to timely innovate or adapt its operations, products and services to evolving regulatory and market environments, industry standards and consumer preferences could result in service disruptions and harm our business and adversely affect our results of operations and reputation.
We could suffer operational, reputational and financial harm if our models fail to properly anticipate and manage risk.
We use models extensively to forecast losses, project revenue and expenses, assess and control our operations and financial condition, assist in capital planning, manage liquidity and measure, forecast and assess capital and liquidity requirements for credit, market, operational and strategic risks. Under our Enterprise Model Risk Policy, Model Risk Management is required to perform model oversight, including independent validation before initial use, ongoing monitoring reviews through outcomes analysis and benchmarking, and periodic revalidation. However, models are subject to inherent limitations from simplifying assumptions, uncertainty regarding economic and financial outcomes, and emerging risks from applications that rely on AI or machine learning.
Our models may not be sufficiently predictive of future results due to limited historical patterns, extreme or unanticipated market movements or customer behavior and liquidity, especially during severe market downturns or stress events (e.g., geopolitical or pandemic events), which could limit their effectiveness and require timely recalibration. The models that we use to assess and control our market risk exposures also reflect assumptions about the degree of correlation among prices of various asset classes or other market indicators, which may not be representative of the next downturn and would magnify the limitations inherent in using historical data to

21 Bank of America

manage risk. Market conditions in recent years have involved unprecedented dislocations and highlight the limitations inherent in using historical data to manage risk. Our models may also be adversely impacted by human error and may not be effective if we fail to properly oversee and review them at regular intervals and detect their flaws during our review and monitoring processes, they contain erroneous data, assumptions, valuations, formulas or algorithms or our applications running the models do not perform as expected. Regardless of the steps we take to help confirm effective controls, governance, monitoring and testing, and implement new technology and automated processes, we could suffer operational, reputational and financial harm, including funding or liquidity shortfalls, if models fail to properly anticipate and manage risks.
Failure to properly manage data may result in our inability to manage risk and business needs, errors in our operations, critical reporting and strategic decision-making, inaccurate reporting and non-compliance with laws, rules and regulations.
We rely on our ability to manage and process data in an accurate, timely and complete manner, including capturing, transporting, aggregating, using, transmitting data externally, and retaining and protecting data appropriately. While we continually update our policies, programs, processes and practices and implement emerging technologies, such as automation, AI, machine learning and robotics, our data management processes may not be effective and are subject to weaknesses and failures, including human error, data limitations, process delays, system failure or failed controls. Failure to properly manage data effectively in an accurate, timely and complete manner may adversely impact its quality and reliability and our ability to manage current and emerging risk, produce accurate financial and/or nonfinancial, regulatory, operational and ESG reporting, detect or surveil potential misconduct or non-compliance with laws, rules and regulations, and to manage changing business needs, strategic decision-making, resolution strategy and operations. The failure to establish and maintain effective, efficient and controlled data management could adversely impact our ability to develop our products and relationships with customers, increase regulatory risk and operational losses, and damage our reputation.
Our operations, businesses and customers could be adversely affected by the impacts related to climate change.
Climate change and related environmental sustainability matters present short-term and long-term risks. The physical risks include an increase in the frequency and severity of extreme weather events and natural disasters, including floods, wildfires, hurricanes and tornados, and chronic longer-term shifts such as rising average global temperatures and sea levels. Such disasters and effects could adversely impact our facilities, employees and customers’ ability to repay outstanding loans, disrupt the operations of us and our customers or third parties, cause supply chain or distribution network disruptions, damage collateral and/or result in market volatility, rapid deposit outflows or drawdowns of credit facilities, the deterioration of the value of collateral or insurance shortfalls.
There is also increasing risk related to the transition to a low-carbon economy. Changes in consumer preferences or financial condition of our customers and counterparties, market pressures, advancements in technology and additional legislation, regulatory, compliance and legal requirements could alter our strategic planning and the scope of our existing businesses, limit our ability to pursue certain business activities and offer certain products and services, amplify credit and market risks, negatively impact asset values, require capital expenditures and changes in technology and markets, including supply chain and insurance availability and cost, increase expenses, impact capital requirements and adversely impact our results of operations. In particular, there is an increasing global regulatory focus, including state, federal and non-U.S. jurisdictions, on climate change resulting in new or heightened regulatory requirements, with potential jurisdictional divergence, which is expected to increase our legal, compliance and public disclosure risks and costs in the U.S. and globally.
Our climate change strategies, policies, and disclosures, our ability to achieve our climate-related goals, targets and commitments and/or the environmental or climate impacts attributable to our products, services or transactions will likely result in heightened legal and compliance risk and could result in reputational harm as a result of negative public sentiment, regulatory scrutiny, litigation and reduced investor and stakeholder confidence. Due to divergent views of stakeholders, we are at increased risk that any action, or lack thereof, by us concerning our response to climate change will be perceived negatively by some stakeholders, which could adversely impact our reputation and businesses. Our ability to meet our climate-related goals, targets and commitments, including our goal to achieve certain greenhouse gas (GHG) emissions targets by 2030 and net zero GHG emissions in our financing activities, operations and supply chain before 2050, is subject to risks and uncertainties, many of which are outside of our control, such as technological advances, clearly defined roadmaps for industry sectors, public policies and better emissions data reporting, and ongoing engagement with customers, suppliers, investors, government officials and other stakeholders. Due to the evolving nature of climate-related risks, which are expected to increase over time, it is difficult to predict, identify, monitor and effectively mitigate climate-related risks and uncertainties.
Furthermore, there are and will continue to be challenges related to the availability and capturing, measuring, verifying, analyzing and disclosing climate-related data, including data obtained from third parties, which may result in legal, compliance and/or reputational harm.
Our ability to attract, develop and retain qualified employees is critical to our success, business prospects and competitive position.
Our performance and competitive position is heavily dependent on the talents, development and efforts of highly skilled individuals. Competition for qualified personnel is intense from within and outside the financial services industry.
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
In order to attract and retain qualified personnel, we must provide market-level compensation. As a large financial and banking institution, we are and may become subject to additional limitations on compensation practices by the Federal Reserve, the OCC, the FDIC and other regulators globally, which may or may not affect our competitors. Furthermore, because a substantial portion of compensation paid to many of our employees is long-term equity-based awards based on the value of our common stock, declines in our profitability or outlook could adversely affect the ability to attract and retain employees. If we are unable to continue to attract, develop and retain qualified individuals, our business prospects and competitive position could be adversely affected.

Bank of America 22

Item 1B. Unresolved Staff Comments
None
Item 1C. Cybersecurity
See Compliance and Operational Risk Management in the MD&A beginning on page 79, which is incorporated herein by reference.
Item 2. Properties
As of December 31, 2023, certain principal offices and other materially important properties consisted of the following:

Facility Name	Location	General Character of the Physical Property	Primary Business Segment	Property Status	Property Square Feet (1)
Bank of America Corporate Center	Charlotte, NC	60 Story Building	Principal Executive Offices	Owned	1,212,177
Bank of America Tower at One Bryant Park	New York, NY	55 Story Building	GWIM, Global Banking and Global Markets	Leased (2)	1,939,431
Bank of America Financial Centre	London, UK	3 Building Campus	Global Banking and Global Markets	Leased	510,171
Cheung Kong Center	Hong Kong	62 Story Building	Global Banking and Global Markets	Leased	149,790
(1)For leased properties, property square feet represents the square footage occupied by the Corporation.
(2)The Corporation has a 49.9 percent joint venture interest in this property.
We own or lease approximately 65.9 million square feet in over 20,000 facilities and ATM locations globally, including approximately 60.3 million square feet in the U.S. (all 50 states and the District of Columbia, the U.S. Virgin Islands, Puerto Rico and Guam) and approximately 5.6 million square feet in more than 35 countries.
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
Item 4. Mine Safety Disclosures
None
Part II
Bank of America Corporation and Subsidiaries
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The principal market on which our common stock is traded is the New York Stock Exchange under the symbol “BAC.” As of February 16, 2024, there were 137,369 registered shareholders of common stock.
The table below presents common share repurchase activity for the three months ended December 31, 2023. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its bank subsidiaries. Each of the bank subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Purchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Buyback Authority Amounts
October 1 - 31, 2023	10,251	$26.85	10,242	$13,278
November 1 - 30, 2023	9,413	28.15	9,275	13,017
December 1 - 31, 2023	8,676	31.79	8,650	12,742
Three months ended December 31, 2023	28,340	28.79	28,167
(1)Includes 173 thousand shares of the Corporation's common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)In October 2021, the Corporation’s Board of Directors (Board) authorized the repurchase of up to $25 billion of common stock over time (October 2021 Authorization). Additionally, the Board authorized repurchases to offset shares awarded under equity-based compensation plans. In September 2023, the Board modified the October 2021 Authorization, effective October 1, 2023, to include repurchases to offset shares awarded under equity-based compensation plans when determining the remaining repurchase authority. During the three months ended December 31, 2023, pursuant to the Board’s authorizations, the Corporation repurchased approximately 28 million shares, or $811 million, of its common stock, including repurchases to offset shares awarded under equity-based compensation plans. For more information, see Capital Management - CCAR and Capital Planning in the MD&A on page 47 and Note 13 – Shareholders’ Equity to the Consolidated Financial Statements.
The Corporation did not have any unregistered sales of equity securities during the three months ended December 31, 2023.
Item 6. [Reserved]

23 Bank of America

Item 7. Bank of America Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations

Bank of America 24

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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of this Annual Report on Form 10-K: and in any of the Corporation’s subsequent Securities and Exchange Commission filings: the Corporation’s potential judgments, orders, settlements, penalties, fines and reputational damage resulting from pending or future litigation and regulatory investigations, proceedings and enforcement actions, including as a result of our participation in and execution of government programs related to the Coronavirus Disease 2019 (COVID-19) pandemic, such as the processing of unemployment benefits for California and certain other states; the possibility that the Corporation’s future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, and regulatory and government actions; the possibility that the Corporation could face increased claims from one or more parties involved in mortgage securitizations; the Corporation’s ability to resolve representations and warranties repurchase and related claims; the risks related to the discontinuation of reference rates, including increased expenses and litigation and the effectiveness of hedging strategies; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates, inflation, currency exchange rates, economic conditions, trade policies and tensions, including tariffs, and potential geopolitical instability; the impact of the interest rate, inflationary, macroeconomic, banking and regulatory environment on the Corporation’s assets, business, financial condition and results of operations; the impact of adverse developments affecting the U.S. or global banking industry, including bank failures and liquidity concerns, resulting in worsening economic and market volatility, and regulatory responses thereto; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business; potential losses related to the Corporation's concentration of credit risk; the Corporation’s ability to achieve its expense targets and expectations regarding revenue, net interest income, provision for credit losses, net charge-offs, effective tax rate, loan growth or other projections; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements, stress capital buffer requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of changes in or interpretations of income tax laws and regulations; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including, but not limited to, recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards, derivatives regulations and potential changes to loss allocations between financial institutions and customers, including for losses incurred from the use of our products and services, including electronic payments and payment of checks, that were authorized by the customer but induced by fraud; the impact of failures or disruptions in or breaches of the Corporation’s operations or information systems or those of third parties, including as a result of cybersecurity incidents; the risks related to the development, implementation, use and management of emerging technologies, including artificial intelligence and machine learning; the risks related to the transition and physical impacts of climate change; our ability to achieve environmental, social and governance goals and commitments or the impact of any changes in the Corporation’s sustainability strategy or commitments generally; the impact of any future federal government shutdown and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary or regulatory policy; the emergence or continuation of widespread health emergencies or pandemics; the impact of natural disasters, extreme weather events, military conflicts (including the Russia/Ukraine conflict, the conflict in the Middle East, the possible expansion of such conflicts and potential geopolitical consequences), terrorism or other geopolitical events; and other matters.
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

25 Bank of America

Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “Bank of America,” “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At December 31, 2023, the Corporation had $3.2 trillion in assets and a headcount of approximately 213,000 employees.
As of December 31, 2023, we served clients through operations across the U.S., its territories and more than 35 countries. Our retail banking footprint covers all major markets in the U.S., and we serve approximately 69 million consumer and small business clients with approximately 3,800 retail financial centers, approximately 15,000 ATMs, and leading digital banking platforms (www.bankofamerica.com) with approximately 46 million active users, including approximately 38 million active mobile users. We offer industry-leading support to approximately four million small business households. Our GWIM businesses, with client balances of $3.8 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
Recent Developments
Capital Management
On January 31, 2024, the Corporation’s Board of Directors (the Board) declared a quarterly common stock dividend of $0.24 per share, payable on March 29, 2024 to shareholders of record as of March 1, 2024.
For more information on our capital resources, see Capital Management on page 47.
Impact of BSBY’s Future Cessation
In the fourth quarter of 2023, the Corporation recognized a net non-cash, pretax charge of approximately $1.6 billion in market making and similar activities as a result of the announcement of Bloomberg Short-Term Bank Yield Index’s (BSBY) future cessation. For more information, see Business Segment Operations – All Other on page 43, Note 3 – Derivatives to the Consolidated Financial Statements and the Corporation’s Current Report on Form 8-K filed on January 8, 2024.

FDIC Special Assessment
On November 16, 2023, the Federal Deposit Insurance Corporation (FDIC) issued its final rule to impose a special assessment to recover the loss to the Deposit Insurance Fund resulting from the closure of Silicon Valley Bank and Signature Bank. Accordingly, in the fourth quarter of 2023, the Corporation recorded noninterest expense of $2.1 billion for its estimated assessment amount. For more information, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.
Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data
(Dollars in millions, except per share information)	2023	2022
Income statement
Net interest income	$56,931	$52,462
Noninterest income	41,650	42,488
Total revenue, net of interest expense	98,581	94,950
Provision for credit losses	4,394	2,543
Noninterest expense	65,845	61,438
Income before income taxes	28,342	30,969
Income tax expense	1,827	3,441
Net income	26,515	27,528
Preferred stock dividends and other	1,649	1,513
Net income applicable to common shareholders	$24,866	$26,015
Per common share information
Earnings	$3.10	$3.21
Diluted earnings	3.08	3.19
Dividends paid	0.92	0.86
Performance ratios
Return on average assets (1)	0.84%	0.88%
Return on average common shareholders’ equity (1)	9.75	10.75
Return on average tangible common shareholders’ equity (2)	13.46	15.15
Efficiency ratio (1)	66.79	64.71
Balance sheet at year end
Total loans and leases	$1,053,732	$1,045,747
Total assets	3,180,151	3,051,375
Total deposits	1,923,827	1,930,341
Total liabilities	2,888,505	2,778,178
Total common shareholders’ equity	263,249	244,800
Total shareholders’ equity	291,646	273,197
(1)For definitions, see Key Metrics on page 170.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most closely related financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 85.
Net income was $26.5 billion, or $3.08 per diluted share in 2023 compared to $27.5 billion, or $3.19 per diluted share in 2022. The decrease in net income was primarily due to higher noninterest expense and provision for credit losses, partially offset by higher net interest income.
For discussion and analysis of our consolidated and business segment results of operations for 2022 compared to 2021, see Financial Highlights and Business Segment Operations sections in the MD&A of the Corporation’s 2022 Annual Report on Form 10-K.

Bank of America 26

Net Interest Income
Net interest income increased $4.5 billion to $56.9 billion in 2023 compared to 2022. Net interest yield on a fully taxable-equivalent (FTE) basis increased 12 basis points (bps) to 2.08 percent for 2023. The increases were primarily driven by benefits from higher interest rates and loan growth, partially offset by higher funding costs, lower deposits and net interest income related to Global Markets activity. For more information on net interest yield and FTE basis, see Supplemental Financial Data on page 29, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 77.
Noninterest Income

Table 2	Noninterest Income

(Dollars in millions)		2023	2022
Fees and commissions:
Card income		$6,054	$6,083
Service charges		5,684	6,405
Investment and brokerage services		15,563	15,901
Investment banking fees		4,708	4,823
Total fees and commissions		32,009	33,212
Market making and similar activities		12,732	12,075
Other income		(3,091)	(2,799)
Total noninterest income		$41,650	$42,488
Noninterest income decreased $838 million to $41.7 billion in 2023 compared to 2022. The following highlights the significant changes.
●    Service charges decreased $721 million primarily driven by the impact of non-sufficient funds and overdraft policy changes, as well as lower treasury service charges.
●    Investment and brokerage services decreased $338 million primarily due to lower transactional revenue and asset management fees driven by declines in assets under management (AUM) pricing, as well as lower average market valuations, partially offset by the impact of positive AUM flows.
●    Investment banking fees decreased $115 million primarily due to lower advisory and debt issuance fees, partially offset by higher equity issuance fees.
●    Market making and similar activities increased $657 million primarily driven by improved trading in mortgage products in Fixed Income, Currencies and Commodities (FICC) and by the impact of higher interest rates on client financing activities in Equities, partially offset by the net $1.6 billion impact of BSBY’s future cessation.
●    Other income decreased $292 million primarily due to higher partnership losses on tax-advantaged investments and losses on sales of available-for-sale (AFS) debt securities, partially offset by certain negative valuation adjustments in the prior year.
Provision for Credit Losses
The provision for credit losses increased $1.9 billion to $4.4 billion in 2023 compared to 2022. The provision for credit losses for 2023 was driven by our consumer portfolio primarily due to credit card loan growth and asset quality, partially offset by improved macroeconomic conditions that primarily benefited our commercial portfolio. For the same period in the prior year, the provision for credit losses was primarily driven by loan growth and a dampened macroeconomic outlook, partially offset by a reduction in COVID-19 pandemic uncertainties. For more information on the provision for credit losses, see Allowance for Credit Losses on page 71.
Noninterest Expense

Table 3	Noninterest Expense

(Dollars in millions)		2023	2022
Compensation and benefits		$38,330	$36,447
Occupancy and equipment		7,164	7,071
Information processing and communications		6,707	6,279
Product delivery and transaction related		3,608	3,653
Marketing		1,927	1,825
Professional fees		2,159	2,142
Other general operating		5,950	4,021
Total noninterest expense		$65,845	$61,438
Noninterest expense increased $4.4 billion to $65.8 billion in 2023 compared to 2022 primarily due to higher investments in people and technology and higher FDIC expense, including $2.1 billion for the estimated special assessment amount arising from the closure of Silicon Valley Bank and Signature Bank, partially offset by lower litigation expense and revenue-related compensation.
Income Tax Expense

Table 4	Income Tax Expense

(Dollars in millions)		2023	2022
Income before income taxes		$28,342	$30,969
Income tax expense		1,827	3,441
Effective tax rate		6.4%	11.1%
Income tax expense was $1.8 billion for 2023 compared to $3.4 billion in 2022, resulting in an effective tax rate of 6.4 percent compared to 11.1 percent.
The effective tax rates for 2023 and 2022 were primarily driven by our recurring tax preference benefits, which primarily consisted of tax credits from investments in affordable housing and renewable energy. Also included in the effective tax rate for 2023 were tax impacts from charges recorded in the fourth quarter of 2023 related to the FDIC special assessment and the impact of BSBY’s future cessation. For more information on these charges, see Executive Summary – Recent Developments on page 26. For more information on our recurring tax preference benefits, see Note 19 – Income Taxes to the Consolidated Financial Statements. Absent the tax credits related to tax-advantaged investments and discrete tax benefits, the effective tax rates would have been approximately 25 percent for both periods.

27 Bank of America

Balance Sheet Overview

Table 5	Selected Balance Sheet Data

		December 31
(Dollars in millions)		2023	2022	$ Change	% Change
Assets
Cash and cash equivalents		$333,073	$230,203	$102,870	45%
Federal funds sold and securities borrowed or purchased under agreements to resell		280,624	267,574	13,050	5
Trading account assets		277,354	296,108	(18,754)	(6)
Debt securities		871,407	862,819	8,588	1
Loans and leases		1,053,732	1,045,747	7,985	1
Allowance for loan and lease losses		(13,342)	(12,682)	(660)	5
All other assets		377,303	361,606	15,697	4
Total assets		$3,180,151	$3,051,375	$128,776	4
Liabilities
Deposits		$1,923,827	$1,930,341	$(6,514)	—
Federal funds purchased and securities loaned or sold under agreements to repurchase		283,887	195,635	88,252	45
Trading account liabilities		95,530	80,399	15,131	19
Short-term borrowings		32,098	26,932	5,166	19
Long-term debt		302,204	275,982	26,222	10
All other liabilities		250,959	268,889	(17,930)	(7)
Total liabilities		2,888,505	2,778,178	110,327	4
Shareholders’ equity		291,646	273,197	18,449	7
Total liabilities and shareholders’ equity		$3,180,151	$3,051,375	$128,776	4
Assets
At December 31, 2023, total assets were approximately $3.2 trillion, up $128.8 billion from December 31, 2022. The increase in assets was primarily due to higher cash and cash equivalents.
Cash and Cash Equivalents
Cash and cash equivalents increased $102.9 billion primarily driven by increased funding to support balance sheet and liquidity positioning.
Federal Funds Sold and Securities Borrowed or Purchased Under Agreements to Resell
Federal funds transactions involve lending reserve balances on a short-term basis. Securities borrowed or purchased under agreements to resell are collateralized lending transactions utilized to accommodate customer transactions, earn interest rate spreads and obtain securities for settlement and for collateral. Federal funds sold and securities borrowed or purchased under agreements to resell increased $13.1 billion primarily due to the investment of excess cash from higher federal funds purchased and securities loaned or sold under agreements to repurchase, short-term borrowings and long-term debt, as well as client activity within Global Markets.
Trading Account Assets
Trading account assets consist primarily of long positions in equity and fixed-income securities including U.S. government and agency securities, corporate securities and non-U.S. sovereign debt. Trading account assets decreased $18.8 billion primarily due to a decline in inventory within Global Markets.
Debt Securities
Debt securities primarily include U.S. Treasury and agency securities, mortgage-backed securities (MBS), principally agency MBS, non-U.S. bonds, corporate bonds and municipal debt. We reinvest cash in the debt securities portfolio primarily to manage interest rate and liquidity risk. Debt securities increased $8.6 billion primarily due to investment of excess cash from higher federal funds purchased and securities loaned or sold under agreements to repurchase, short-term borrowings and long-term debt. For more information on debt securities, see Note 4 – Securities to the Consolidated Financial Statements.
Loans and Leases
Loans and leases increased $8.0 billion primarily driven by higher credit card spending and growth in commercial loans. For more information on the loan portfolio, see Credit Risk Management on page 57.
Allowance for Loan and Lease Losses
The allowance for loan and lease losses increased $660 million driven by the Corporation’s consumer portfolio primarily due to credit card loan growth and asset quality, partially offset by a reserve release in the Corporation’s commercial portfolio primarily driven by improved macroeconomic conditions applicable to the commercial portfolio. For more information, see Allowance for Credit Losses on page 71.
All Other Assets
All other assets increased $15.7 billion primarily driven by Global Markets activity.
Liabilities
At December 31, 2023, total liabilities were approximately $2.9 trillion, up $110.3 billion from December 31, 2022, primarily due to higher federal funds purchased and securities loaned or sold under agreements to repurchase and long-term debt.
Deposits
Deposits decreased $6.5 billion primarily due to an increase in customer spending and customers’ movement of balances to higher yielding investment alternatives.
Federal Funds Purchased and Securities Loaned or Sold Under Agreements to Repurchase
Federal funds transactions involve borrowing reserve balances on a short-term basis. Securities loaned or sold under agreements to repurchase are collateralized borrowing transactions utilized to accommodate customer transactions, earn interest rate spreads and finance assets on the balance sheet. Federal funds purchased and securities loaned or sold

Bank of America 28

under agreements to repurchase increased $88.3 billion primarily driven by an increase in repurchase agreements to support liquidity.
Trading Account Liabilities
Trading account liabilities consist primarily of short positions in equity and fixed-income securities including U.S. Treasury and agency securities, non-U.S. sovereign debt and corporate securities. Trading account liabilities increased $15.1 billion primarily due to higher levels of short positions within Global Markets.
Short-term Borrowings
Short-term borrowings provide an additional funding source and primarily consist of Federal Home Loan Bank (FHLB) short-term borrowings, notes payable and various other borrowings that generally have maturities of one year or less. Short-term borrowings increased $5.2 billion primarily due to an increase in FHLB advances and commercial paper to manage liquidity needs. For more information on short-term borrowings, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements.
Long-term Debt
Long-term debt increased $26.2 billion primarily due to debt issuances and valuation adjustments, partially offset by debt maturities and redemptions. For more information on long-term debt, see Note 11 – Long-term Debt to the Consolidated Financial Statements.
All Other Liabilities
All other liabilities decreased $17.9 billion primarily driven by Global Markets activity.
Shareholders’ Equity
Shareholders’ equity increased $18.4 billion primarily due to net income and market value increases on derivatives, partially offset by returns of capital to shareholders through common and preferred stock dividends and common stock repurchases.
Cash Flows Overview
The Corporation’s operating assets and liabilities support our global markets and lending activities. We believe that cash flows from operations, available cash balances and our ability to generate cash through short- and long-term debt are sufficient to fund our operating liquidity needs. Our investing activities primarily include the debt securities portfolio and loans and leases. Our financing activities reflect cash flows primarily related to customer deposits, securities financing agreements, long-term debt and common and preferred stock. For more information on liquidity, see Liquidity Risk on page 52.
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
When presented on a consolidated basis, net interest income on an FTE basis is a non-GAAP financial measure. To derive the FTE basis, net interest income is adjusted to reflect tax-exempt income on an equivalent before-tax basis with a corresponding increase in income tax expense. For purposes of this calculation, we use the federal statutory tax rate of 21 percent and a representative state tax rate. Net interest yield, which measures the basis points we earn over the cost of funds, utilizes net interest income on an FTE basis. We believe that presentation of these items on an FTE basis allows for comparison of amounts from both taxable and tax-exempt sources and is consistent with industry practices.
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
Key Performance Indicators
We present certain key financial and nonfinancial performance indicators (key performance indicators) that management uses when assessing our consolidated and/or segment results. We believe they are useful to investors because they provide additional information about our underlying operational

29 Bank of America

performance and trends. These key performance indicators (KPIs) may not be defined or calculated in the same way as similar KPIs used by other companies. For information on how these metrics are defined, see Key Metrics on page 170.
Our consolidated key performance indicators, which include
various equity and credit metrics, are presented in Table 1 on page 26, Table 6 on page 30 and Table 7 on page 31.
For information on key segment performance metrics, see Business Segment Operations on page 34.

Table 6	Selected Annual Financial Data

(In millions, except per share information)		2023	2022	2021
Income statement
Net interest income		$56,931	$52,462	$42,934
Noninterest income		41,650	42,488	46,179
Total revenue, net of interest expense		98,581	94,950	89,113
Provision for credit losses		4,394	2,543	(4,594)
Noninterest expense		65,845	61,438	59,731
Income before income taxes		28,342	30,969	33,976
Income tax expense		1,827	3,441	1,998
Net income		26,515	27,528	31,978
Net income applicable to common shareholders		24,866	26,015	30,557
Average common shares issued and outstanding		8,028.6	8,113.7	8,493.3
Average diluted common shares issued and outstanding		8,080.5	8,167.5	8,558.4
Performance ratios
Return on average assets (1)		0.84%	0.88%	1.05%
Return on average common shareholders’ equity (1)		9.75	10.75	12.23
Return on average tangible common shareholders’ equity (1, 2)		13.46	15.15	17.02
Return on average shareholders’ equity (1)		9.36	10.18	11.68
Return on average tangible shareholders’ equity (1, 2)		12.44	13.76	15.71
Total ending equity to total ending assets		9.17	8.95	8.52
Common equity ratio (1)		8.28	8.02	7.74
Total average equity to total average assets		8.99	8.62	9.02
Dividend payout (1)		29.65	26.77	21.51
Per common share data
Earnings		$3.10	$3.21	$3.60
Diluted earnings		3.08	3.19	3.57
Dividends paid		0.92	0.86	0.78
Book value (1)		33.34	30.61	30.37
Tangible book value (2)		24.46	21.83	21.68
Market capitalization		$265,840	$264,853	$359,383
Average balance sheet
Total loans and leases		$1,046,256	$1,016,782	$920,401
Total assets		3,153,513	3,135,894	3,034,623
Total deposits		1,887,541	1,986,158	1,914,286
Long-term debt		248,853	246,479	237,703
Common shareholders’ equity		254,956	241,981	249,787
Total shareholders’ equity		283,353	270,299	273,757
Asset quality
Allowance for credit losses (3)		$14,551	$14,222	$13,843
Nonperforming loans, leases and foreclosed properties (4)		5,630	3,978	4,697
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (4)		1.27%	1.22%	1.28%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (4)		243	333	271
Net charge-offs		$3,799	$2,172	$2,243
Net charge-offs as a percentage of average loans and leases outstanding (4)		0.36%	0.21%	0.25%
Capital ratios at year end (5)
Common equity tier 1 capital		11.8%	11.2%	10.6%
Tier 1 capital		13.5	13.0	12.1
Total capital		15.2	14.9	14.1
Tier 1 leverage		7.1	7.0	6.4
Supplementary leverage ratio		6.1	5.9	5.5
Tangible equity (2)		7.1	6.8	6.4
Tangible common equity (2)		6.2	5.9	5.7
(1)For definition, see Key Metrics on page 170.
(2)Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 29 and Non-GAAP Reconciliations on page 85.
(3)Includes the allowance for loan and leases losses and the reserve for unfunded lending commitments.
(4)Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 62 and corresponding Table 27 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 66 and corresponding Table 33.
(5)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 47.

Bank of America 30

Table 7	Selected Quarterly Financial Data

	2023 Quarters				2022 Quarters
(In millions, except per share information)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement
Net interest income	$13,946	$14,379	$14,158	$14,448	$14,681	$13,765	$12,444	$11,572
Noninterest income	8,013	10,788	11,039	11,810	9,851	10,737	10,244	11,656
Total revenue, net of interest expense	21,959	25,167	25,197	26,258	24,532	24,502	22,688	23,228
Provision for credit losses	1,104	1,234	1,125	931	1,092	898	523	30
Noninterest expense	17,731	15,838	16,038	16,238	15,543	15,303	15,273	15,319
Income before income taxes	3,124	8,095	8,034	9,089	7,897	8,301	6,892	7,879
Income tax expense	(20)	293	626	928	765	1,219	645	812
Net income	3,144	7,802	7,408	8,161	7,132	7,082	6,247	7,067
Net income applicable to common shareholders	2,838	7,270	7,102	7,656	6,904	6,579	5,932	6,600
Average common shares issued and outstanding	7,990.9	8,017.1	8,040.9	8,065.9	8,088.3	8,107.7	8,121.6	8,136.8
Average diluted common shares issued and outstanding	8,062.5	8,075.9	8,080.7	8,182.3	8,155.7	8,160.8	8,163.1	8,202.1
Performance ratios
Return on average assets (1)	0.39%	0.99%	0.94%	1.07%	0.92%	0.90%	0.79%	0.89%
Four-quarter trailing return on average assets (2)	0.84	0.98	0.96	0.92	0.88	0.87	0.89	0.99
Return on average common shareholders’ equity (1)	4.33	11.24	11.21	12.48	11.24	10.79	9.93	11.02
Return on average tangible common shareholders’ equity (3)	5.92	15.47	15.49	17.38	15.79	15.21	14.05	15.51
Return on average shareholders’ equity (1)	4.32	10.86	10.52	11.94	10.38	10.37	9.34	10.64
Return on average tangible shareholders’ equity (3)	5.71	14.41	14.00	15.98	13.98	13.99	12.66	14.40
Total ending equity to total ending assets	9.17	9.10	9.07	8.77	8.95	8.77	8.65	8.23
Common equity ratio (1)	8.28	8.20	8.16	7.88	8.02	7.82	7.71	7.40
Total average equity to total average assets	8.98	9.11	8.89	8.95	8.87	8.73	8.49	8.40
Dividend payout (1)	67.42	26.39	24.88	23.17	25.71	27.06	28.68	25.86
Per common share data
Earnings	$0.36	$0.91	$0.88	$0.95	$0.85	$0.81	$0.73	$0.81
Diluted earnings	0.35	0.90	0.88	0.94	0.85	0.81	0.73	0.80
Dividends paid	0.24	0.24	0.22	0.22	0.22	0.22	0.21	0.21
Book value (1)	33.34	32.65	32.05	31.58	30.61	29.96	29.87	29.70
Tangible book value (3)	24.46	23.79	23.23	22.78	21.83	21.21	21.13	20.99
Market capitalization	$265,840	$216,942	$228,188	$228,012	$264,853	$242,338	$250,136	$332,320
Average balance sheet
Total loans and leases	$1,050,705	$1,046,254	$1,046,608	$1,041,352	$1,039,247	$1,034,334	$1,014,886	$977,793
Total assets	3,213,159	3,128,466	3,175,358	3,096,058	3,074,289	3,105,546	3,157,855	3,207,702
Total deposits	1,905,011	1,876,153	1,875,353	1,893,649	1,925,544	1,962,775	2,012,079	2,045,811
Long-term debt	256,262	245,819	248,480	244,759	243,871	250,204	245,781	246,042
Common shareholders’ equity	260,221	256,578	254,028	248,855	243,647	241,882	239,523	242,865
Total shareholders’ equity	288,618	284,975	282,425	277,252	272,629	271,017	268,197	269,309
Asset quality
Allowance for credit losses (4)	$14,551	$14,640	$14,338	$13,951	$14,222	$13,817	$13,434	$13,483
Nonperforming loans, leases and foreclosed properties (5)	5,630	4,993	4,274	4,083	3,978	4,156	4,326	4,778
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.27%	1.27%	1.24%	1.20%	1.22%	1.20%	1.17%	1.23%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	243	275	314	319	333	309	288	262
Net charge-offs	$1,192	$931	$869	$807	$689	$520	$571	$392
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.45%	0.35%	0.33%	0.32%	0.26%	0.20%	0.23%	0.16%
Capital ratios at period end (6)
Common equity tier 1 capital	11.8%	11.9%	11.6%	11.4%	11.2%	11.0%	10.5%	10.4%
Tier 1 capital	13.5	13.6	13.3	13.1	13.0	12.8	12.3	12.0
Total capital	15.2	15.4	15.1	15.0	14.9	14.7	14.2	14.0
Tier 1 leverage	7.1	7.3	7.1	7.1	7.0	6.8	6.5	6.3
Supplementary leverage ratio	6.1	6.2	6.0	6.0	5.9	5.8	5.5	5.4
Tangible equity (3)	7.1	7.0	7.0	6.7	6.8	6.6	6.5	6.2
Tangible common equity (3)	6.2	6.1	6.1	5.8	5.9	5.7	5.6	5.3
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets	29.0%	29.3%	28.8%	28.8%	29.0%	28.9%	27.8%	27.2%
Total loss-absorbing capacity to supplementary leverage exposure	13.0	13.3	13.0	13.1	13.2	13.0	12.6	12.2
Eligible long-term debt to risk-weighted assets	14.5	14.8	14.6	14.8	15.2	15.2	14.7	14.4
Eligible long-term debt to supplementary leverage exposure	6.5	6.7	6.6	6.7	6.9	6.8	6.6	6.5
(1)For definitions, see Key Metrics on page 170.
(2)Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.
(3)Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 29 and Non-GAAP Reconciliations on page 85.
(4)Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.
(5)Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 62 and corresponding Table 27 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 66 and corresponding Table 33.
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 47.

31 Bank of America

Table 8	Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	2023			2022			2021
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$324,389	$15,965	4.92%	$195,564	$2,591	1.32%	$255,595	$172	0.07%
Time deposits placed and other short-term investments	9,704	465	4.79	9,209	132	1.44	7,603	15	0.19
Federal funds sold and securities borrowed or purchased under agreements to resell (2)	291,669	18,679	6.40	292,799	4,560	1.56	267,257	(90)	(0.03)
Trading account assets	189,263	8,849	4.68	158,102	5,586	3.53	147,891	3,823	2.58
Debt securities	794,192	20,332	2.55	922,730	17,207	1.86	905,169	12,433	1.38
Loans and leases (3):
Residential mortgage	229,001	6,923	3.02	227,604	6,375	2.80	216,983	5,995	2.76
Home equity	25,969	1,471	5.67	27,364	959	3.50	31,014	1,066	3.44
Credit card	96,190	10,436	10.85	83,539	8,408	10.06	75,385	7,772	10.31
Direct/Indirect and other consumer	104,571	5,200	4.97	107,050	3,317	3.10	96,472	2,276	2.36
Total consumer	455,731	24,030	5.27	445,557	19,059	4.28	419,854	17,109	4.08
U.S. commercial	378,212	19,494	5.15	366,748	12,251	3.34	324,795	8,606	2.65
Non-U.S. commercial	125,486	8,023	6.39	125,222	3,702	2.96	99,584	1,752	1.76
Commercial real estate (4)	72,981	5,162	7.07	65,421	2,595	3.97	60,303	1,496	2.48
Commercial lease financing	13,846	646	4.67	13,834	473	3.42	15,865	462	2.91
Total commercial	590,525	33,325	5.64	571,225	19,021	3.33	500,547	12,316	2.46
Total loans and leases	1,046,256	57,355	5.48	1,016,782	38,080	3.75	920,401	29,425	3.20
Other earning assets	98,127	9,184	9.36	105,674	4,847	4.59	112,512	2,321	2.06
Total earning assets	2,753,600	130,829	4.75	2,700,860	73,003	2.70	2,616,428	48,099	1.84
Cash and due from banks	26,076			28,029			31,214
Other assets, less allowance for loan and lease losses	373,837			407,005			386,981
Total assets	$3,153,513			$3,135,894			$3,034,623
Interest-bearing liabilities
U.S. interest-bearing deposits:
Demand and money market deposits	952,736	15,527	1.63%	987,247	3,145	0.32%	925,970	314	0.03%
Time and savings deposits	254,476	7,366	2.89	166,490	818	0.49	161,512	170	0.11
Total U.S. interest-bearing deposits	1,207,212	22,893	1.90	1,153,737	3,963	0.34	1,087,482	484	0.04
Non-U.S. interest-bearing deposits	96,845	3,270	3.38	80,951	755	0.93	82,769	53	0.06
Total interest-bearing deposits	1,304,057	26,163	2.01	1,234,688	4,718	0.38	1,170,251	537	0.05
Federal funds purchased, securities loaned or sold under agreements to repurchase	301,015	20,583	6.84	214,369	4,117	1.92	210,848	461	0.22
Short-term borrowings and other interest-bearing liabilities (2)	152,548	9,970	6.54	137,277	2,861	2.08	106,975	(819)	(0.77)
Trading account liabilities	46,083	2,043	4.43	51,208	1,538	3.00	54,107	1,128	2.08
Long-term debt	248,853	14,572	5.86	246,479	6,869	2.79	237,703	3,431	1.44
Total interest-bearing liabilities	2,052,556	73,331	3.57	1,884,021	20,103	1.07	1,779,884	4,738	0.27
Noninterest-bearing sources:
Noninterest-bearing deposits	583,484			751,470			744,035
Other liabilities (5)	234,120			230,104			236,947
Shareholders’ equity	283,353			270,299			273,757
Total liabilities and shareholders’ equity	$3,153,513			$3,135,894			$3,034,623
Net interest spread			1.18%			1.63%			1.57%
Impact of noninterest-bearing sources			0.90			0.33			0.09
Net interest income/yield on earning assets (6)		$57,498	2.08%		$52,900	1.96%		$43,361	1.66%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 77.
(2)For more information on negative interest, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
(3)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(4)Includes U.S. commercial real estate loans of $67.2 billion, $61.1 billion and $56.5 billion, and non-U.S. commercial real estate loans of $5.8 billion, $4.3 billion and $3.8 billion for 2023, 2022 and 2021, respectively.
(5)Includes $40.2 billion, $30.7 billion and $30.4 billion of structured notes and liabilities for 2023, 2022 and 2021, respectively.
(6)Net interest income includes FTE adjustments of $567 million, $438 million and $427 million in 2023, 2022 and 2021, respectively.

Bank of America 32

Table 9	Analysis of Changes in Net Interest Income - FTE Basis

	Due to Change in (1)		Net Change	Due to Change in (1)		Net Change
	Volume	Rate		Volume	Rate
(Dollars in millions)	From 2022 to 2023			From 2021 to 2022
Increase (decrease) in interest income
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$1,691	$11,683	$13,374	$(35)	$2,454	$2,419
Time deposits placed and other short-term investments	8	325	333	2	115	117
Federal funds sold and securities borrowed or purchased under agreements to resell	(10)	14,129	14,119	2	4,648	4,650
Trading account assets	1,095	2,168	3,263	256	1,507	1,763
Debt securities	(2,435)	5,560	3,125	301	4,473	4,774
Loans and leases
Residential mortgage	37	511	548	287	93	380
Home equity	(50)	562	512	(125)	18	(107)
Credit card	1,269	759	2,028	841	(205)	636
Direct/Indirect and other consumer	(75)	1,958	1,883	250	791	1,041
Total consumer			4,971			1,950
U.S. commercial	381	6,862	7,243	1,113	2,532	3,645
Non-U.S. commercial	12	4,309	4,321	452	1,498	1,950
Commercial real estate	302	2,265	2,567	126	973	1,099
Commercial lease financing	1	172	173	(59)	70	11
Total commercial			14,304			6,705
Total loans and leases			19,275			8,655
Other earning assets	(343)	4,680	4,337	(144)	2,670	2,526
Net increase (decrease) in interest income			$57,826			$24,904
Increase (decrease) in interest expense
U.S. interest-bearing deposits
Demand and money market deposit accounts	$(96)	$12,478	$12,382	$(18)	$2,849	$2,831
Time and savings deposits	429	6,119	6,548	13	635	648
Total U.S. interest-bearing deposits			18,930			3,479
Non-U.S. interest-bearing deposits	146	2,369	2,515	(4)	706	702
Total interest-bearing deposits			21,445			4,181
Federal funds purchased and securities loaned or sold under agreements to repurchase	1,662	14,804	16,466	11	3,645	3,656
Short-term borrowings and other interest-bearing liabilities	312	6,797	7,109	(238)	3,918	3,680
Trading account liabilities	(156)	661	505	(63)	473	410
Long-term debt	74	7,629	7,703	118	3,320	3,438
Net increase (decrease) in interest expense			53,228			15,365
Net increase (decrease) in net interest income (2)			$4,598			$9,539
(1)The changes for each category of interest income and expense are divided between the portion of change attributable to the variance in volume and the portion of change attributable to the variance in rate for that category. The unallocated change in rate or volume variance is allocated between the rate and volume variances.
(2)Includes an increase in FTE basis adjustments of $129 million from 2022 to 2023 and $11 million from 2021 to 2022.

33 Bank of America

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
For more information on our presentation of financial information on an FTE basis, see Supplemental Financial Data on page 29, and for reconciliations to consolidated total revenue, net income and year-end total assets, see Note 23 – Business Segment Information to the Consolidated Financial Statements.
Key Performance Indicators
We present certain key financial and nonfinancial performance indicators that management uses when evaluating segment results. We believe they are useful to investors because they provide additional information about our segments’ operational performance, customer trends and business growth.

Bank of America 34

Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
(Dollars in millions)	2023	2022	2023	2022	2023	2022	% Change
Net interest income	$22,545	$19,254	$11,144	$10,791	$33,689	$30,045	12%
Noninterest income:
Card income	(40)	(36)	5,304	5,205	5,264	5,169	2
Service charges	2,314	2,703	3	3	2,317	2,706	(14)
All other income	607	478	154	237	761	715	6
Total noninterest income	2,881	3,145	5,461	5,445	8,342	8,590	(3)
Total revenue, net of interest expense	25,426	22,399	16,605	16,236	42,031	38,635	9

Provision for credit losses	491	564	4,667	1,416	5,158	1,980	n/m
Noninterest expense	13,358	12,393	8,058	7,684	21,416	20,077	7
Income before income taxes	11,577	9,442	3,880	7,136	15,457	16,578	(7)
Income tax expense	2,894	2,314	970	1,748	3,864	4,062	(5)
Net income	$8,683	$7,128	$2,910	$5,388	$11,593	$12,516	(7)

Effective tax rate (1)					25.0%	24.5%

Net interest yield	2.28%	1.82%	3.66%	3.72%	3.26%	2.73%
Return on average allocated capital	63	55	10	20	28	31
Efficiency ratio	52.54	55.33	48.52	47.32	50.95	51.96

Balance Sheet

Average
Total loans and leases	$4,129	$4,161	$304,561	$288,205	$308,690	$292,366	6%
Total earning assets (2)	989,000	1,057,531	304,838	289,719	1,032,525	1,099,410	(6)
Total assets (2)	1,022,361	1,090,692	310,805	296,499	1,071,853	1,139,351	(6)
Total deposits	987,675	1,056,783	5,075	5,778	992,750	1,062,561	(7)
Allocated capital	13,700	13,000	28,300	27,000	42,000	40,000	5

Year End
Total loans and leases	$4,218	$4,148	$310,901	$300,613	$315,119	$304,761	3%
Total earning assets (2)	965,088	1,043,049	311,008	300,787	1,009,360	1,085,079	(7)
Total assets (2)	999,372	1,077,203	317,194	308,007	1,049,830	1,126,453	(7)
Total deposits	964,136	1,043,194	5,436	5,605	969,572	1,048,799	(8)
(1)Estimated at the segment level only.
(2)In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.
n/m = not meaningful
Consumer Banking, comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. Deposits and Consumer Lending include the net impact of migrating customers and their related deposit, brokerage asset and loan balances between Deposits, Consumer Lending and GWIM, as well as other client-managed businesses. Our customers and clients have access to a coast-to-coast network including financial centers in 39 states and the District of Columbia. As of December 31, 2023, our network includes approximately 3,800 financial centers, approximately 15,000 ATMs, nationwide call centers and leading digital banking platforms with more than 46 million active users, including approximately 38 million active mobile users.
Consumer Banking Results
Net income for Consumer Banking decreased $923 million to $11.6 billion due to an increase in provision for credit losses and higher noninterest expense, partially offset by higher revenue. Net interest income increased $3.6 billion to $33.7 billion primarily driven by higher interest rates and loan balances, partially offset by lower deposit balances. Noninterest income decreased $248 million to $8.3 billion primarily driven by the impact of non-sufficient funds and overdraft policy changes.
The provision for credit losses increased $3.2 billion to $5.2 billion primarily driven by credit card loan growth and asset quality. Noninterest expense increased $1.3 billion to $21.4 billion primarily driven by continued investments in the business, including people and technology, higher litigation expense, including consumer regulatory matters, and higher FDIC expense.
The return on average allocated capital was 28 percent, down from 31 percent, due to an increase in allocated capital and lower net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 34.
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

35 Bank of America

Net income for Deposits increased $1.6 billion to $8.7 billion primarily due to higher revenue, partially offset by higher noninterest expense. Net interest income increased $3.3 billion to $22.5 billion primarily due to higher interest rates, partially offset by lower deposit balances. Noninterest income decreased $264 million to $2.9 billion primarily driven by the impact of non-sufficient funds and overdraft policy changes.
Noninterest expense increased $965 million to $13.4 billion primarily due to continued investments in the business, including people and technology, higher litigation expense, including consumer regulatory matters, and higher FDIC expense.
Average deposits decreased $69.1 billion to $987.7 billion primarily due to net outflows of $51.8 billion in money market savings and $28.6 billion in checking, partially offset by growth in time deposits of $19.9 billion.
The table below provides key performance indicators for Deposits. Management uses these metrics, and we believe they are useful to investors because they provide additional information to evaluate our deposit profitability and digital/ mobile trends.

Key Statistics – Deposits

	2023	2022
Total deposit spreads (excludes noninterest costs) (1)	2.70%	1.86%

Year end
Consumer investment assets (in millions) (2)	$424,410	$319,648
Active digital banking users (in thousands) (3)	46,265	44,054
Active mobile banking users (in thousands) (4)	37,927	35,452
Financial centers	3,845	3,913
ATMs	15,168	15,528
(1)Includes deposits held in Consumer Lending.
(2)Includes client brokerage assets, deposit sweep balances, Bank of America, N.A. brokered CDs and AUM in Consumer Banking.
(3)Represents mobile and/or online active users over the past 90 days.
(4)Represents mobile active users over the past 90 days.
Consumer investment assets increased $104.8 billion to $424.4 billion driven by market performance and client flows. Active mobile banking users increased approximately two million, reflecting continuing changes in our clients’ banking preferences. We had a net decrease of 68 financial centers and 360 ATMs as we continue to optimize our consumer banking network.
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

Net income for Consumer Lending decreased $2.5 billion to $2.9 billion primarily due to an increase in provision for credit losses. Net interest income increased $353 million to $11.1 billion primarily due to higher loan balances. Noninterest income increased $16 million to $5.5 billion, relatively unchanged from the same period a year ago.
The provision for credit losses increased $3.3 billion to $4.7 billion primarily driven by credit card loan growth and asset quality. Noninterest expense increased $374 million to $8.1 billion primarily driven by continued investments in the business, including people and technology.
Average loans increased $16.4 billion to $304.6 billion primarily driven by an increase in credit card loans.
The table below provides key performance indicators for Consumer Lending. Management uses these metrics, and we believe they are useful to investors because they provide additional information about loan growth and profitability.

Key Statistics – Consumer Lending

(Dollars in millions)	2023	2022
Total credit card (1)
Gross interest yield (2)	11.88%	10.42%
Risk-adjusted margin (3)	7.83	10.06
New accounts (in thousands)	4,275	4,397
Purchase volumes	$363,117	$356,588
Debit card purchase volumes	$527,074	$503,583
(1)Includes GWIM's credit card portfolio.
(2)Calculated as the effective annual percentage rate divided by average loans.
(3)Calculated as the difference between total revenue, net of interest expense, and net credit losses divided by average loans.
During 2023, the total risk-adjusted margin decreased 223 bps primarily driven by higher net credit losses, lower net fee income and lower interest margin. Total credit card purchase volumes increased $6.5 billion to $363.1 billion and debit card purchase volumes increased $23.5 billion to $527.1 billion, reflecting higher levels of consumer spending.

Key Statistics – Loan Production (1)

(Dollars in millions)	2023	2022
Consumer Banking:
First mortgage	$9,145	$20,981
Home equity	8,328	7,988
Total (2):
First mortgage	$19,405	$44,765
Home equity	9,814	9,591
(1)The loan production amounts represent the unpaid principal balance of loans and, in the case of home equity, the principal amount of the total line of credit.
(2)In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations for Consumer Banking and the total Corporation decreased $11.8 billion and $25.4 billion during 2023 primarily driven by higher interest rates, resulting in lower customer demand.
Home equity production in Consumer Banking and the total Corporation increased $340 million and $223 million during 2023 primarily driven by higher demand.

Bank of America 36

Global Wealth & Investment Management

(Dollars in millions)	2023	2022	% Change
Net interest income	$7,147	$7,466	(4)%
Noninterest income:
Investment and brokerage services	13,213	13,561	(3)
All other income	745	721	3
Total noninterest income	13,958	14,282	(2)
Total revenue, net of interest expense	21,105	21,748	(3)

Provision for credit losses	6	66	(91)
Noninterest expense	15,836	15,490	2
Income before income taxes	5,263	6,192	(15)
Income tax expense	1,316	1,517	(13)
Net income	$3,947	$4,675	(16)

Effective tax rate	25.0%	24.5%

Net interest yield	2.17	1.95
Return on average allocated capital	21	27
Efficiency ratio	75.04	71.23

Balance Sheet

Average
Total loans and leases	$219,503	$219,810	—%
Total earning assets	329,493	383,352	(14)
Total assets	342,531	396,167	(14)
Total deposits	298,335	351,329	(15)
Allocated capital	18,500	17,500	6

Year end
Total loans and leases	$219,657	$223,910	(2)%
Total earning assets	330,653	355,461	(7)
Total assets	344,626	368,893	(7)
Total deposits	299,657	323,899	(7)
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
Net income for GWIM decreased $728 million to $3.9 billion primarily due to lower revenue and higher noninterest expense. The operating margin was 25 percent compared to 28 percent a year ago.
Net interest income decreased $319 million to $7.1 billion primarily driven by lower average deposit balances and a portfolio mix shift to higher yielding deposit products.
Noninterest income, which primarily includes investment and brokerage services income, decreased $324 million to $14.0 billion. The decrease was primarily driven by lower transactional revenue and asset management fees driven by declines in AUM pricing as well as lower average market valuations, partially offset by the impact of positive AUM flows.
Noninterest expense increased $346 million to $15.8 billion primarily due to continued investments in the business, including strategic hiring and technology, as well as higher FDIC expense, partially offset by lower revenue-related incentives.
The return on average allocated capital was 21 percent, down from 27 percent, due to lower net income and, to a lesser extent, a small increase in allocated capital.
Average loans totaled $219.5 billion, relatively unchanged from the same period a year ago. Average deposits decreased $53.0 billion to $298.3 billion primarily driven by clients moving deposits to higher yielding investment cash alternatives, including offerings on our investment and brokerage platforms.
Merrill Wealth Management revenue of $17.5 billion decreased four percent primarily driven by lower net interest income, lower transactional revenue and asset management fees driven by declines in AUM pricing as well as lower average market valuations, partially offset by the impact of positive AUM flows.
Bank of America Private Bank revenue of $3.6 billion increased one percent primarily driven by higher net interest income as well as higher asset management fees driven by the impact of positive AUM flows.

37 Bank of America

Key Indicators and Metrics

(Dollars in millions)	2023	2022
Revenue by Business
Merrill Wealth Management	$17,461	$18,135
Bank of America Private Bank	3,644	3,613
Total revenue, net of interest expense	$21,105	$21,748

Client Balances by Business, at year end
Merrill Wealth Management	$3,182,735	$2,822,910
Bank of America Private Bank	606,639	563,931
Total client balances	$3,789,374	$3,386,841

Client Balances by Type, at year end
Assets under management	$1,617,740	$1,401,474
Brokerage and other assets	1,688,923	1,482,025
Deposits	299,657	323,899
Loans and leases (1)	222,287	226,973
Less: Managed deposits in assets under management	(39,233)	(47,530)
Total client balances	$3,789,374	$3,386,841

Assets Under Management Rollforward
Assets under management, beginning of year	$1,401,474	$1,638,782
Net client flows	52,227	20,785
Market valuation/other	164,039	(258,093)
Total assets under management, end of year	$1,617,740	$1,401,474

Total wealth advisors, at year end (2)	18,916	19,273
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
Client balances increased $402.5 billion, or 12 percent, to $3.8 trillion at December 31, 2023 compared to December 31, 2022. The increase in client balances was primarily due to the impact of higher end-of-period market valuations and positive net client flows.

Bank of America 38

Global Banking

(Dollars in millions)	2023	2022	% Change
Net interest income	$14,645	$12,184	20%
Noninterest income:
Service charges	2,952	3,293	(10)
Investment banking fees	2,819	3,004	(6)
All other income	4,380	3,748	17
Total noninterest income	10,151	10,045	1
Total revenue, net of interest expense	24,796	22,229	12

Provision for credit losses	(586)	641	n/m
Noninterest expense	11,344	10,966	3
Income before income taxes	14,038	10,622	32
Income tax expense	3,790	2,815	35
Net income	$10,248	$7,807	31

Effective tax rate	27.0%	26.5%

Net interest yield	2.73	2.26
Return on average allocated capital	21	18
Efficiency ratio	45.75	49.34

Balance Sheet

Average
Total loans and leases	$378,762	$375,271	1%
Total earning assets	535,500	539,032	(1)
Total assets	602,579	603,273	—
Total deposits	505,627	511,804	(1)
Allocated capital	49,250	44,500	11

Year end
Total loans and leases	$373,891	$379,107	(1)%
Total earning assets	552,453	522,539	6
Total assets	621,751	588,466	6
Total deposits	527,060	498,661	6
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
Net income for Global Banking increased $2.4 billion to $10.2 billion driven by higher revenue and lower provision for credit losses, partially offset by higher noninterest expense.
Net interest income increased $2.5 billion to $14.6 billion primarily due to the benefit of higher interest rates.
Noninterest income increased $106 million to $10.2 billion driven by negative valuation adjustments on leveraged loans in the prior year and higher revenue from tax-advantaged investment activities in the current year, partially offset by lower treasury service charges and lower investment banking fees.
The provision for credit losses improved $1.2 billion to a benefit of $586 million primarily due to an improved macroeconomic outlook.
Noninterest expense increased $378 million to $11.3 billion primarily due to continued investments in the business, including technology and strategic hiring in 2022, and higher FDIC expense, partially offset by expenses recognized for certain regulatory matters in the prior-year period.
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

39 Bank of America

The following table and discussion present a summary of the results, which exclude certain investment banking and other activities in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
(Dollars in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Revenue
Business Lending	$4,928	$4,325	$5,016	$4,316	$253	$251	$10,197	$8,892
Global Transaction Services	5,746	5,002	4,139	4,166	1,531	1,213	11,416	10,381
Total revenue, net of interest expense	$10,674	$9,327	$9,155	$8,482	$1,784	$1,464	$21,613	$19,273

Balance Sheet

Average
Total loans and leases	$171,554	$174,052	$194,725	$187,597	$12,285	$12,743	$378,564	$374,392
Total deposits	272,964	250,648	181,905	204,893	50,759	56,263	505,628	511,804

Year end
Total loans and leases	$167,055	$174,905	$194,565	$191,051	$12,129	$12,683	$373,749	$378,639
Total deposits	289,961	262,033	188,141	186,112	48,951	50,516	527,053	498,661
Business Lending revenue increased $1.3 billion in 2023 compared to 2022 primarily driven by higher interest rates, higher revenue from tax-advantaged investment activities and the impact of higher average loan balances.
Global Transaction Services revenue increased $1.0 billion in 2023 compared to 2022 primarily driven by higher interest rates, partially offset by lower treasury service charges and the impact of lower average deposit balances.
Average loans and leases increased one percent in 2023 compared to 2022 due to client demand. Average deposits decreased one percent in 2023 compared to 2022 due to declines in domestic balances.
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

Investment Banking Fees

	Global Banking		Total Corporation
(Dollars in millions)	2023	2022	2023	2022
Products
Advisory	$1,392	$1,643	$1,575	$1,783
Debt issuance	1,073	1,099	2,403	2,523
Equity issuance	354	262	886	709
Gross investment banking fees	2,819	3,004	4,864	5,015
Self-led deals	(43)	(78)	(156)	(192)
Total investment banking fees	$2,776	$2,926	$4,708	$4,823
Total Corporation investment banking fees, which exclude self-led deals and are primarily included within Global Banking and Global Markets, decreased two percent to $4.7 billion primarily due to lower advisory and debt issuance fees, partially offset by higher equity issuance fees.

Bank of America 40

Global Markets

(Dollars in millions)	2023	2022	% Change
Net interest income	$1,678	$3,088	(46)%
Noninterest income:
Investment and brokerage services	1,993	2,002	—
Investment banking fees	1,874	1,820	3
Market making and similar activities	13,430	11,406	18
All other income	552	(178)	n/m
Total noninterest income	17,849	15,050	19
Total revenue, net of interest expense	19,527	18,138	8

Provision for credit losses	(131)	28	n/m
Noninterest expense	13,206	12,420	6
Income before income taxes	6,452	5,690	13
Income tax expense	1,774	1,508	18
Net income	$4,678	$4,182	12

Effective tax rate	27.5%	26.5%

Return on average allocated capital	10	10
Efficiency ratio	67.63	68.48

Balance Sheet
Average
Trading-related assets:
Trading account securities	$318,443	$303,587	5%
Reverse repurchases	133,735	126,324	6
Securities borrowed	121,547	116,764	4
Derivative assets	44,303	54,128	(18)
Total trading-related assets	618,028	600,803	3
Total loans and leases	129,657	116,652	11
Total earning assets	652,352	602,889	8
Total assets	869,756	857,637	1
Total deposits	33,278	40,382	(18)
Allocated capital	45,500	42,500	7

Year end
Total trading-related assets	$542,544	$564,769	(4)%
Total loans and leases	136,223	127,735	7
Total earning assets	637,955	587,772	9
Total assets	817,588	812,489	1
Total deposits	34,833	39,077	(11)
n/m = not meaningful
Global Markets offers sales and trading services and research services to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. Global Markets provides market-making, financing, securities clearing, settlement and custody services globally to our institutional investor clients in support of their investing and trading activities. We also work with our commercial and corporate clients to provide risk management products using interest rate, equity, credit, currency and commodity derivatives, foreign exchange, fixed-income and mortgage-related products. As a result of our market-making activities in these products, we may be required to manage risk in a broad range of financial products including government securities, equity and equity-linked securities, high-grade and high-yield corporate debt securities, syndicated loans, MBS, commodities and asset-backed securities. The economics of certain investment banking and underwriting activities are shared primarily between Global Markets and Global Banking under an internal revenue-sharing arrangement. Global Banking originates certain deal-related transactions with our corporate and commercial clients that are executed and distributed by Global Markets. For information on investment banking fees on a consolidated basis, see page 40.
The following explanations for year-over-year changes in results for Global Markets, including those disclosed under Sales and Trading Revenue, are the same for amounts including and excluding net DVA. Amounts excluding net DVA are a non-GAAP financial measure. For more information on net DVA, see Supplemental Financial Data on page 29.
Net income for Global Markets increased $496 million to $4.7 billion in 2023 compared to 2022. Net DVA losses were $236 million compared to gains of $20 million in 2022. Excluding net DVA, net income increased $690 million to $4.9 billion. These increases were primarily driven by an increase in revenue, partially offset by higher noninterest expense.
Revenue increased $1.4 billion to $19.5 billion primarily due to higher sales and trading revenue in the current-year period and negative valuation adjustments on leveraged loans in the prior-year period. Sales and trading revenue increased $887 million, and excluding net DVA, increased $1.1 billion. These increases were primarily driven by higher revenue in FICC. Noninterest expense increased $786 million to $13.2 billion, primarily driven by continued investments in the business, including people and technology, partially offset by expenses recognized for certain regulatory matters in the prior-year period.
Average total assets increased $12.1 billion to $869.8 billion, driven by higher levels of inventory, increased secured

41 Bank of America

financing activity and loan growth in FICC, partially offset by lower levels of inventory in Equities. Year-end total assets increased $5.1 billion to $817.6 billion driven by the same factors as average assets.
The return on average allocated capital was 10 percent, unchanged from the same period a year ago. For information on capital allocated to the business segments, see Business Segment Operations on page 34.
Sales and Trading Revenue
Sales and trading revenue includes unrealized and realized gains and losses on trading and other assets which are included in market making and similar activities, net interest income, and fees primarily from commissions on equity securities. Sales and trading revenue is segregated into fixed-income (government debt obligations, investment and non-investment grade corporate debt obligations, commercial MBS, residential mortgage-backed securities, collateralized loan obligations, interest rate and credit derivative contracts), currencies (interest rate and foreign exchange contracts), commodities (primarily futures, forwards, swaps and options) and equities (equity-linked derivatives and cash equity activity). The following table and related discussion present sales and trading revenue, substantially all of which is in Global Markets, with the remainder in Global Banking. In addition, the following table and related discussion also present sales and trading revenue, excluding net DVA, which is a non-GAAP financial measure. For more information on net DVA, see Supplemental Financial Data on page 29.

Sales and Trading Revenue (1, 2, 3)

(Dollars in millions)	2023	2022
Sales and trading revenue (2)
Fixed-income, currencies and commodities	$10,896	$9,917
Equities	6,480	6,572
Total sales and trading revenue	$17,376	$16,489

Sales and trading revenue, excluding net DVA (4)
Fixed-income, currencies and commodities	$11,122	$9,898
Equities	6,490	6,571
Total sales and trading revenue, excluding net DVA	$17,612	$16,469
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $546 million and $354 million for 2023 and 2022.
(3)Includes Global Banking sales and trading revenue of $654 million and $1.0 billion for 2023 and 2022.
(4)FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA gains (losses) were $(226) million and $19 million for 2023 and 2022. Equities net DVA gains (losses) were $(10) million and $1 million for 2023 and 2022.
Including and excluding net DVA, FICC revenue increased $979 million and $1.2 billion driven by an improved trading environment for credit and mortgage products and an increase in secured financing activity. Including and excluding net DVA, Equities revenue decreased $92 million and $81 million driven by weaker trading performance in derivatives, partially offset by an increase in client financing activities.

Bank of America 42

All Other

(Dollars in millions)	2023	2022	% Change
Net interest income	$339	$117	n/m
Noninterest income (loss)	(8,650)	(5,479)	58%
Total revenue, net of interest expense	(8,311)	(5,362)	55

Provision for credit losses	(53)	(172)	(69)
Noninterest expense	4,043	2,485	63
Loss before income taxes	(12,301)	(7,675)	60
Income tax benefit	(8,350)	(6,023)	39
Net loss	$(3,951)	$(1,652)	139

Balance Sheet

Average
Total loans and leases	$9,644	$12,683	(24)%
Total assets (1)	266,794	139,466	91
Total deposits	57,551	20,082	n/m

Year end
Total loans and leases	$8,842	$10,234	(14)%
Total assets (1)	346,356	155,074	123
Total deposits	92,705	19,905	n/m
(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $975.9 billion and $1.1 trillion for 2023 and 2022 and year-end allocated assets were $972.9 billion and $1.0 trillion at December 31, 2023 and 2022.
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
The net loss in All Other increased $2.3 billion to $4.0 billion primarily due to lower noninterest income and higher noninterest expense, partially offset by a higher income tax benefit.
Noninterest income decreased $3.2 billion primarily due to a net charge incurred as a result of the impact of BSBY’s future cessation, higher partnership losses for tax-advantaged investments and losses on sales of AFS debt securities. The announcement of BSBY’s future cessation resulted in a $1.6 billion net charge due to the Corporation’s determination that certain forecasted BSBY-indexed interest payments, which had been designated in cash flow hedges, were no longer expected to occur beyond November 15, 2024 as they will transition to a new reference rate. Accordingly, during the fourth quarter of 2023, the Corporation reclassified the fair value of the interest rate swaps used in the cash flow hedges related to these forecasted transactions from accumulated other comprehensive income (OCI) into noninterest income. The Corporation also recognized subsequent fair value changes of the interest rate swaps into noninterest income until they were re-designated into new cash flow hedges.
Noninterest expense increased $1.6 billion primarily due to an accrual of $2.1 billion for the estimated amount of the FDIC special assessment resulting from the closure of Silicon Valley Bank and Signature Bank, as well as higher costs related to a liquidating business activity in the current year, partially offset by higher litigation expense in the prior year.
The income tax benefit was $8.4 billion in 2023 compared to a benefit of $6.0 billion in 2022. The income tax benefit in All Other resulted from both periods having income tax benefit adjustments to allocate the FTE treatment of certain tax credits to Global Banking and Global Markets. The increase in the income tax benefit in 2023 was primarily due to the benefit recorded against pretax charges for the FDIC special assessment and impact of BSBY’s future cessation, as well as higher income tax credits related to tax-advantaged investment activity.

43 Bank of America

Managing Risk
Risk is inherent in all our business activities. Sound risk management enables us to serve our customers and deliver for our shareholders. If not managed well, risk can result in financial loss, regulatory sanctions and penalties, and damage to our reputation, each of which may adversely impact our ability to execute our business strategies. We take a comprehensive approach to risk management with a defined Risk Framework and an articulated Risk Appetite Statement, which are approved annually by the Enterprise Risk Committee (ERC) and the Board.
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
Executive management assesses, with Board oversight, the risk-adjusted returns of each business. Management reviews and approves the strategic and financial operating plans, as well as the capital plan and Risk Appetite Statement, and recommends them annually to the Board for approval. Our strategic plan takes into consideration return objectives and financial resources, which must align with risk capacity and risk appetite. Management sets financial objectives for each business by allocating capital and setting a target for return on capital for each business. Capital allocations are regularly evaluated as part of our overall governance processes as the businesses and the economic environment in which we operate continue to evolve. For more information regarding capital allocations, see Business Segment Operations on page 34.
The Corporation’s risk appetite indicates the amount of capital, earnings or liquidity we are willing to put at risk to achieve our strategic objectives and business plans, consistent with applicable regulatory requirements. Our risk appetite provides a common framework that includes a set of measures to assist senior management and the Board in assessing the Corporation’s risk profile across all risk types against our risk appetite and risk capacity. Our risk appetite is formally articulated in the Risk Appetite Statement, which includes both qualitative statements and quantitative limits.
Our overall capacity to take risk is limited; therefore, we prioritize the risks we take in order to maintain a strong and flexible financial position so we can weather challenging economic times and take advantage of organic growth opportunities. Therefore, we set objectives and targets for capital and liquidity that are intended to permit us to continue to operate in a safe and sound manner at all times, including during periods of stress. We also maintain operational risk management and operational resiliency capabilities designed to permit us to meet the expectations of our customers and clients through a range of operating conditions.
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
For a more detailed discussion of our risk management activities, see the discussion below and pages 47 through 82.
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

Bank of America 44

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
Our Compensation and Human Capital Committee oversees establishing, maintaining and administering our compensation programs and employee benefit plans, including approving and recommending our Chief Executive Officer’s (CEO) compensation to our Board for further approval by all independent directors; reviewing and approving our executive officers’ compensation, as well as compensation for non-management directors; and reviewing certain other human capital management topics, including pay equity.
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

45 Bank of America

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
Three organizational units that include FLU activities and control function activities, but are not part of GRM are (1) the Chief Financial Officer Group; (2) the Chief Administrative Officer Group; and (3) Global Strategy and Enterprise Platforms.
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
Corporation-wide Stress Testing
Integral to our Capital Planning, Financial Planning and Strategic Planning processes, we conduct capital scenario management and stress forecasting on a regular basis to better understand balance sheet, earnings and capital sensitivities to a wide range of economic and business scenarios, including economic and market conditions that are more severe than anticipated. These stress forecasts provide an understanding of the potential impacts from our risk profile on the balance sheet, earnings and capital, and serve as a key component of our capital and risk management practices. The intent of stress testing is to

Bank of America 46

develop a comprehensive understanding of potential impacts of on- and off-balance sheet risks at the Corporation and certain subsidiaries and how they impact financial resiliency, which provides confidence to management, regulators and our investors.
Contingency Planning
We have developed and maintain comprehensive contingency plans that are designed to prepare us in advance to respond in the event of potential adverse economic, operational, financial or market stress conditions. These contingency plans include our Financial Contingency and Recovery Plan, which provides monitoring, escalation, actions and routines designed to enable us to increase capital and/or liquidity, access funding sources and reduce risk through consideration of potential options that include asset sales, business sales, capital or debt issuances, and other risk reducing strategies at various levels of capital or liquidity depletion during a period of stress. We also maintain a Resolution Plan to limit adverse systemic impacts that could be associated with a potential resolution of Bank of America.
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
Significant strategic actions, such as capital actions, material acquisitions or divestitures, and resolution plans are reviewed and approved by the Board. At the business level, processes are in place to discuss the strategic risk implications of new, expanded or modified businesses, products or services, regulatory change and other strategic initiatives, and to provide formal review and approval where required. With oversight by the Board and the ERC, executive management performs similar analyses throughout the year, and evaluates changes to the financial forecast or the risk, capital or liquidity positions as deemed appropriate to balance and optimize achieving the targeted risk appetite, shareholder returns and maintaining the targeted financial strength. Proprietary models are used to measure the capital requirements for credit, country, market, operational and strategic risks. The allocated capital assigned to each business is based on its unique risk profile. With oversight by the Board, executive management assesses the risk-adjusted returns of each business in approving strategic and financial operating plans. The businesses use allocated capital to define business strategies, and price products and transactions.
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
We periodically review capital allocated to our businesses and allocate capital annually during the strategic and capital planning processes. For more information, see Business Segment Operations on page 34.
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing the Comprehensive Capital Analysis and Review (CCAR) capital plan, which includes supervisory stress testing by the Federal Reserve. Based on 2023 stress test results, our stress capital buffer (SCB) is 2.5 percent effective October 1, 2023 through September 30, 2024.
In October 2021, the Board authorized the Corporation’s $25 billion common stock repurchase program (October 2021 Authorization). Additionally, the Board authorized common stock repurchases to offset shares awarded under the Corporation’s equity-based compensation plans. In September 2023, the Board modified the October 2021 Authorization, effective

47 Bank of America

October 1, 2023, to include repurchases to offset shares awarded under equity-based compensation plans when determining the remaining repurchase authority. Pursuant to the Board’s authorizations, during 2023, we repurchased $4.6 billion of common stock, including repurchases to offset shares awarded under equity-based compensation plans. As of December 31, 2023, the remaining repurchase authority was approximately $12.7 billion (including repurchases to offset shares awarded under equity-based compensation plans).
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
The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and RWA under both the Standardized and Advanced approaches. The lower of the capital ratios under Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements is used to assess capital adequacy, including under the PCA framework. As of December 31, 2023, the common equity tier 1 (CET1) capital, Tier 1 capital and Total capital ratios under the Standardized approach were the binding ratios.
Minimum Capital Requirements
In order to avoid restrictions on capital distributions and discretionary bonus payments to executive officers, the Corporation must meet risk-based capital ratio requirements that include a capital conservation buffer of 2.5 percent (under the Advanced approaches only), an SCB (under the Standardized approach only), plus any applicable countercyclical capital buffer and a global systemically important bank (G-SIB) surcharge. The buffers and surcharge must be comprised solely of CET1 capital. For the period from October 1, 2022 through September 30, 2023, the Corporation's minimum CET1 capital ratio requirements were 10.4 percent under the Standardized approach and 9.5 percent under the Advanced approaches. Effective October 1, 2023 through December 31, 2023, our CET1 minimum requirement was 9.5 percent under both the Standardized and Advanced approaches.
The Corporation is required to calculate its G-SIB surcharge on an annual basis under two methods and is subject to the higher of the resulting two surcharges. Method 1 is consistent with the approach prescribed by the Basel Committee’s assessment methodology and is calculated using specified indicators of systemic importance. Method 2 modifies the Method 1 approach by, among other factors, including a measure of the Corporation’s reliance on short-term wholesale funding. Effective January 1, 2024, the Corporation’s G-SIB surcharge, which is higher under Method 2, increased 50 bps, resulting in an increase in our minimum CET1 capital ratio requirement to 10.0 percent from 9.5 percent. At December 31, 2023, the Corporation’s CET1 capital ratio of 11.8 percent under the Standardized approach exceeded its CET1 capital ratio requirement as well as the new minimum requirement in place as of January 1, 2024.
The Corporation is also required to maintain a minimum supplementary leverage ratio (SLR) of 3.0 percent plus a leverage buffer of 2.0 percent in order to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. At December 31, 2023, our insured depository institution subsidiaries exceeded their requirement to maintain a minimum 6.0 percent SLR to be considered well capitalized under the PCA framework. The numerator of the SLR is quarter-end Basel 3 Tier 1 capital. The denominator is total leverage exposure based on the daily average of the sum of on-balance sheet exposures less permitted deductions and the simple average of certain off-balance sheet exposures, as of the end of each month in a quarter.
Capital Composition and Ratios
Table 10 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2023 and 2022. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Bank of America 48

Table 10	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	December 31, 2023
Risk-based capital metrics:
Common equity tier 1 capital	$194,928	$194,928
Tier 1 capital	223,323	223,323
Total capital (3)	251,399	241,449
Risk-weighted assets (in billions)	1,651	1,459
Common equity tier 1 capital ratio	11.8%	13.4%	9.5%
Tier 1 capital ratio	13.5	15.3	11.0
Total capital ratio	15.2	16.6	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,135	$3,135
Tier 1 leverage ratio	7.1%	7.1%	4.0

Supplementary leverage exposure (in billions)		$3,676
Supplementary leverage ratio		6.1%	5.0

	December 31, 2022
Risk-based capital metrics:
Common equity tier 1 capital	$180,060	$180,060
Tier 1 capital	208,446	208,446
Total capital (3)	238,773	230,916
Risk-weighted assets (in billions)	1,605	1,411
Common equity tier 1 capital ratio	11.2%	12.8%	10.4%
Tier 1 capital ratio	13.0	14.8	11.9
Total capital ratio	14.9	16.4	13.9

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,997	$2,997
Tier 1 leverage ratio	7.0%	7.0%	4.0

Supplementary leverage exposure (in billions)		$3,523
Supplementary leverage ratio		5.9%	5.0
(1)Capital ratios as of December 31, 2023 and 2022 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the current expected credit losses (CECL) accounting standard on January 1, 2020.
(2)The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, our G-SIB surcharge of 2.5 percent and our capital conservation buffer of 2.5 percent (under the Advanced approaches) or the SCB of 2.5 percent at December 31, 2023 and 3.4 percent at December 31, 2022 (under the Standardized approach), as applicable. The countercyclical capital buffer was zero for both periods. The SLR regulatory minimum includes a leverage buffer of 2.0 percent.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.

At December 31, 2023, CET1 capital was $194.9 billion, an increase of $14.9 billion from December 31, 2022, primarily due to earnings, partially offset by capital distributions. Tier 1 capital increased $14.9 billion primarily driven by the same factors as CET1 capital. Total capital under the Standardized approach increased $12.6 billion primarily due to the same factors driving the increase in Tier 1 capital and an increase in the adjusted allowance for credit losses included in Tier 2 capital, partially offset by a decrease in subordinated debt. RWA under the Standardized approach, which yielded the lower CET1 capital ratio at December 31, 2023, increased $46.4 billion during 2023 to $1,651 billion primarily due to higher counterparty and market risk exposures in Global Markets and consumer loan growth. Supplementary leverage exposure at December 31, 2023 increased $152.9 billion primarily due to higher cash held at central banks, partially offset by lower debt securities balances.

49 Bank of America

Table 11 shows the capital composition at December 31, 2023 and 2022.

Table 11	Capital Composition under Basel 3

		December 31
(Dollars in millions)		2023	2022
Total common shareholders’ equity		$263,249	$244,800
CECL transitional amount (1)		1,254	1,881
Goodwill, net of related deferred tax liabilities		(68,648)	(68,644)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(7,912)	(7,776)
Intangibles, other than mortgage servicing rights, net of related deferred tax liabilities		(1,496)	(1,554)
Defined benefit pension plan net assets		(764)	(867)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		1,342	496
Accumulated net (gain) loss on certain cash flow hedges (2)		8,025	11,925
Other		(122)	(201)
Common equity tier 1 capital		194,928	180,060
Qualifying preferred stock, net of issuance cost		28,396	28,396
Other		(1)	(10)
Tier 1 capital		223,323	208,446
Tier 2 capital instruments		15,340	18,751
Qualifying allowance for credit losses (3)		12,920	11,739
Other		(184)	(163)
Total capital under the Standardized approach		251,399	238,773
Adjustment in qualifying allowance for credit losses under the Advanced approaches (3)		(9,950)	(7,857)
Total capital under the Advanced approaches		$241,449	$230,916
(1)December 31, 2023 and 2022 include 50 percent and 75 percent of the CECL transition provision’s impact as of December 31, 2021.
(2)Includes amounts in accumulated OCI related to the hedging of items that are not recognized at fair value on the Consolidated Balance Sheet.
(3)Includes the impact of transition provisions related to the CECL accounting standard.
Table 12 shows the components of RWA as measured under Basel 3 at December 31, 2023 and 2022.

Table 12	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
		December 31
(Dollars in billions)		2023		2022
Credit risk		$1,580	$983	$1,538	$939
Market risk		71	71	67	67
Operational risk		n/a	361	n/a	364
Risks related to credit valuation adjustments		n/a	44	n/a	41
Total risk-weighted assets		$1,651	$1,459	$1,605	$1,411
n/a = not applicable
Bank of America, N.A. Regulatory Capital
Table 13 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2023 and 2022. BANA met the definition of well capitalized under the PCA framework for both periods.

Bank of America 50

Table 13	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	December 31, 2023
Risk-based capital metrics:
Common equity tier 1 capital	$187,621	$187,621
Tier 1 capital	187,621	187,621
Total capital (3)	201,932	192,175
Risk-weighted assets (in billions)	1,395	1,114
Common equity tier 1 capital ratio	13.5%	16.8%	7.0%
Tier 1 capital ratio	13.5	16.8	8.5
Total capital ratio	14.5	17.2	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,471	$2,471
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$2,910
Supplementary leverage ratio		6.4%	6.0

	December 31, 2022
Risk-based capital metrics:
Common equity tier 1 capital	$181,089	$181,089
Tier 1 capital	181,089	181,089
Total capital (3)	194,254	186,648
Risk-weighted assets (in billions)	1,386	1,087
Common equity tier 1 capital ratio	13.1%	16.7%	7.0%
Tier 1 capital ratio	13.1	16.7	8.5
Total capital ratio	14.0	17.2	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,358	$2,358
Tier 1 leverage ratio	7.7%	7.7%	5.0

Supplementary leverage exposure (in billions)		$2,785
Supplementary leverage ratio		6.5%	6.0
(1)Capital ratios as of December 31, 2023 and 2022 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
(2)Risk-based capital regulatory minimums at both December 31, 2023 and 2022 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Total loss-absorbing capacity (TLAC) consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments to executive officers. Table 14 presents the Corporation's TLAC and long-term debt ratios and related information as of December 31, 2023 and 2022.

51 Bank of America

Table 14	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC (1)	Regulatory Minimum (2)	Long-term Debt	Regulatory Minimum (3)
(Dollars in millions)	December 31, 2023
Total eligible balance	$479,156		$239,892
Percentage of risk-weighted assets (4)	29.0%	22.0%	14.5%	8.5%
Percentage of supplementary leverage exposure	13.0	9.5	6.5	4.5

	December 31, 2022
Total eligible balance	$465,451		$243,833
Percentage of risk-weighted assets (4)	29.0%	22.0%	15.2%	8.5%
Percentage of supplementary leverage exposure	13.2	9.5	6.9	4.5
(1)As of December 31, 2023 and 2022, TLAC ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
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
(3)The long-term debt RWA regulatory minimum is comprised of 6.0 percent plus an additional 2.5 percent requirement based on the Corporation’s Method 2 G-SIB surcharge. The long-term debt leverage exposure regulatory minimum is 4.5 percent. Effective January 1, 2024, the Corporation’s G-SIB surcharge, which is higher under Method 2, increased 50 bps, resulting in an increase in our long-term debt RWA regulatory minimum requirement to 9.0 percent from 8.5 percent.
(4)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of December 31, 2023 and 2022.
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
The Corporation's principal European subsidiaries undertaking broker-dealer activities are Merrill Lynch International (MLI) and BofA Securities Europe SA (BofASE).
The U.S. broker-dealer subsidiaries are subject to the net capital requirements of Rule 15c3-1 under the Exchange Act. BofAS computes its capital requirements as an alternative net capital broker-dealer under Rule 15c3-1e, and MLPF&S computes its capital requirements in accordance with the alternative standard under Rule 15c3-1. BofAS is registered as a futures commission merchant and is subject to Commodity Futures Trading Commission (CFTC) Regulation 1.17. The U.S. broker-dealer subsidiaries are also registered with the Financial Industry Regulatory Authority, Inc. (FINRA). Pursuant to FINRA Rule 4110, FINRA may impose higher net capital requirements than Rule 15c3-1 under the Exchange Act with respect to each of the broker-dealers.
BofAS provides institutional services, and in accordance with the alternative net capital requirements, is required to maintain tentative net capital in excess of $5.0 billion and net capital in excess of the greater of $1.0 billion or a certain percentage of its reserve requirement in addition to a certain percentage of securities-based swap risk margin. BofAS must also notify the SEC in the event its tentative net capital is less than $6.0 billion. BofAS is also required to hold a certain percentage of its customers' and affiliates' risk-based margin in order to meet its CFTC minimum net capital requirement. At December 31, 2023, BofAS had tentative net capital of $21.4 billion. BofAS also had regulatory net capital of $19.4 billion, which exceeded the minimum requirement of $4.6 billion.
MLPF&S provides retail services. At December 31, 2023, MLPF&S' regulatory net capital was $5.8 billion, which exceeded the minimum requirement of $134 million.
Our European broker-dealers are subject to requirements from U.S. and non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to certain regulatory capital requirements. At December 31, 2023, MLI’s capital resources were $33.9 billion, which exceeded the minimum Pillar 1 requirement of $11.4 billion.
BofASE, an authorized credit institution with its head office located in France, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and supervised under the Single Supervisory Mechanism by the European Central Bank. At December 31, 2023, BofASE's capital resources were $9.6 billion, which exceeded the minimum Pillar 1 requirement of $3.6 billion.
In addition, MLI and BofASE became conditionally registered with the SEC as security-based swap dealers in the fourth quarter of 2021, and maintained net liquid assets at December 31, 2023 that exceeded the applicable minimum requirements under the Exchange Act.
Liquidity Risk
Funding and Liquidity Risk Management
Our primary liquidity risk management objective is to meet expected or unexpected cash flow and collateral requirements, including payments under long-term debt agreements, commitments to extend credit and customer deposit withdrawals, while continuing to support our businesses and

Bank of America 52

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
The Board approves our liquidity risk policy and the Financial Contingency and Recovery Plan. The ERC establishes our liquidity risk tolerance levels. The MRC is responsible for overseeing liquidity risks and directing management to maintain exposures within the established tolerance levels. The MRC reviews and monitors our liquidity position and stress testing results, approves certain liquidity risk limits and reviews the impact of strategic decisions on our liquidity. For more information, see Managing Risk on page 44. Under this governance framework, we developed certain funding and liquidity risk management practices which include: maintaining liquidity at Bank of America Corporation (Parent) and selected subsidiaries, including our bank subsidiaries and other regulated entities; determining what amounts of liquidity are appropriate for these entities based on analysis of debt maturities and other potential cash outflows, including those that we may experience during stressed market conditions; diversifying funding sources, considering our asset profile and legal entity structure; and performing contingency planning.
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
Table 15 presents average GLS for the three months ended December 31, 2023 and 2022.

Table 15	Average Global Liquidity Sources

	Three Months Ended December 31
(Dollars in billions)	2023	2022
Bank entities	$735	$694
Nonbank and other entities (1)	162	174
Total Average Global Liquidity Sources	$897	$868
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain FHLBs and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $312 billion and $348 billion at December 31, 2023 and 2022. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the Parent or nonbank subsidiaries may be subject to prior regulatory approval.
Liquidity is also held in nonbank entities, including the Parent, NB Holdings and other regulated entities. The Parent and NB Holdings liquidity is typically in the form of cash deposited at BANA, which is excluded from the liquidity at bank subsidiaries, and high-quality, liquid, unencumbered securities. Liquidity held in other regulated entities, comprised primarily of

53 Bank of America

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
Table 16 presents the composition of average GLS for the three months ended December 31, 2023 and 2022.

Table 16	Average Global Liquidity Sources Composition

	Three Months Ended December 31
(Dollars in billions)	2023	2022
Cash on deposit	$380	$174
U.S. Treasury securities	197	252
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	299	427
Non-U.S. government securities	21	15
Total Average Global Liquidity Sources	$897	$868
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $590 billion and $605 billion for the three months ended December 31, 2023 and 2022. For the same periods, the average consolidated LCR was 115 percent and 120 percent. Our LCR fluctuates due to normal business flows from customer activity.
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
Net Stable Funding Ratio
The Net Stable Funding Ratio (NSFR) is a liquidity requirement for large banks to maintain a minimum level of stable funding over a one-year period. The requirement is intended to support the ability of banks to lend to households and businesses in both normal and adverse economic conditions and is complementary to the LCR, which focuses on short-term liquidity risks. The U.S. NSFR applies to the Corporation on a consolidated basis and to our insured depository institutions. For the three months ended September 30, 2023 and December 31, 2023, the average consolidated NSFR was 119 percent and 120 percent.
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
We fund a substantial portion of our lending activities through our deposits, which were $1.92 trillion and $1.93 trillion at December 31, 2023 and 2022. Deposits are primarily generated by our Consumer Banking, GWIM and Global Banking segments. These deposits are diversified by clients, product type and geography, and the majority of our U.S. deposits are insured by the FDIC.
At December 31, 2023, 50 percent of our deposits were in Consumer Banking, 16 percent in GWIM and 27 percent in Global Banking. As of the same period, approximately 68 percent of consumer and small business deposits and 79 percent of U.S. deposits in Global Banking were held by clients who have had accounts with us for 10 or more years. In addition, at December 31, 2023 and 2022, 28 percent and 34 percent of our deposits were noninterest-bearing and included operating accounts of our consumer and commercial clients.
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

Bank of America 54

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
Total long-term debt increased $26.2 billion to $302.2 billion during 2023, primarily due to debt issuances and valuation adjustments, partially offset by debt maturities and redemptions. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.
During 2023, we issued $62.0 billion of long-term debt consisting of $24.0 billion of notes issued by Bank of America Corporation, substantially all of which were TLAC compliant, $25.1 billion of notes issued by Bank of America, N.A. and $12.9 billion of other debt. During 2022, we issued $66.0 billion of long-term debt consisting of $44.2 billion of notes issued by Bank of America Corporation, substantially all of which were TLAC compliant, $10.0 billion of notes issued by Bank of America, N.A. and $11.8 billion of other debt.
During 2023, we had total long-term debt maturities and redemptions in the aggregate of $42.7 billion consisting of $25.3 billion for Bank of America Corporation, $10.5 billion for Bank of America, N.A. and $6.9 billion of other debt. During 2022, we had total long-term debt maturities and redemptions in the aggregate of $33.3 billion consisting of $19.8 billion for Bank of America Corporation, $9.9 billion for Bank of America, N.A. and $3.6 billion of other debt.
At December 31, 2023, Bank of America Corporation's senior notes of $208.4 billion included $187.7 billion of outstanding notes that are both TLAC eligible and callable at least one year before their stated maturities. Of these senior notes, $22.1 billion will be callable and become TLAC ineligible during 2024, and $22.0 billion, $21.4 billion, $25.0 billion and $19.9 billion will do so during each of 2025 through 2028, respectively, and $77.3 billion thereafter.
We issue long-term unsecured debt in a variety of maturities and currencies to achieve cost-efficient funding and to maintain an appropriate maturity profile. While the cost and availability of unsecured funding may be negatively impacted by general market conditions or by matters specific to the financial services industry or the Corporation, we seek to mitigate refinancing risk by actively managing the amount of our borrowings that we anticipate will mature within any month or quarter. We may issue unsecured debt in the form of structured notes for client purposes, certain of which qualify as TLAC-eligible debt. During 2023, we issued $15.7 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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
We use derivative transactions to manage the duration, interest rate and currency risks of our borrowings, considering the characteristics of the assets they are funding. For more information on our ALM activities, see Interest Rate Risk Management for the Banking Book on page 77.
Uninsured Deposits
The FDIC insures the Corporation’s U.S. deposits up to $250,000 per depositor, per insured bank for each account ownership category, and various country-specific funds insure non-U.S. deposits up to specified limits. Deposits that exceed insurance limits are uninsured. At December 31, 2023, the Corporation’s deposits totaled $1.92 trillion, of which total estimated uninsured U.S. and non-U.S. deposits were $606.8 billion and $116.6 billion. At December 31, 2022, the Corporation’s deposits totaled $1.93 trillion, of which total estimated uninsured U.S. and non-U.S. deposits were $617.6 billion and $102.8 billion. Deposit balances exclude $14.8 billion and $15.2 billion of collateral received on certain derivative contracts that are netted against the derivative asset in the Consolidated Balance Sheet at December 31, 2023 and 2022. Estimated uninsured deposits presented in this section reflect amounts disclosed in our regulatory reports, adjusted to exclude related accrued interest and intercompany deposit balances.
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

Table 17	Uninsured Time Deposits (1)

	December 31, 2023
(Dollars in millions)	U.S.	Non-U.S.	Total
Uninsured time deposits with a maturity of:
3 months or less	$8,797	$7,744	$16,541
Over 3 months through 6 months	6,154	1,629	7,783
Over 6 months through 12 months	7,885	280	8,165
Over 12 months	848	2,985	3,833
Total	$23,684	$12,638	$36,322
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

55 Bank of America

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
On May 3, 2023, Moody’s Investors Service (Moody’s) upgraded its long-term senior debt ratings of the Corporation by one notch to A1 from A2, and also upgraded the long-term senior debt ratings of BANA to Aa1 from Aa2. Moody’s concurrently affirmed its Prime-1 short-term ratings of the Corporation and BANA. Moody’s cited the Corporation’s strengthened capital, improved earnings profile and ongoing commitment to maintaining a restrained risk appetite as rationale for the upgrade. These actions concluded the review for upgrade that Moody’s initiated on January 23, 2023. Separately, on November 13, 2023, Moody’s placed its ratings for BANA on negative outlook, reflecting the agency’s recent move to a negative outlook on its ratings for the government of the United States of America and the potentially weaker capacity for the government to support systemically important U.S. banks. The Corporation’s ratings and stable outlook were not affected by this action.
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
The ratings and outlooks from Fitch Ratings for the Corporation and its subsidiaries have not changed during 2023.
Table 18 presents the Corporation’s current long-term/short-term senior debt ratings and outlooks expressed by the rating agencies.

Table 18	Senior Debt Ratings

	Moody’s Investors Service			Standard & Poor’s Global Ratings			Fitch Ratings
	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook	Long-term	Short-term	Outlook
Bank of America Corporation	A1	P-1	Stable	A-	A-2	Stable	AA-	F1+	Stable
Bank of America, N.A.	Aa1	P-1	Negative	A+	A-1	Stable	AA	F1+	Stable
Bank of America Europe Designated Activity Company	NR	NR	NR	A+	A-1	Stable	AA	F1+	Stable
Merrill Lynch, Pierce, Fenner & Smith Incorporated	NR	NR	NR	A+	A-1	Stable	AA	F1+	Stable
BofA Securities, Inc.	NR	NR	NR	A+	A-1	Stable	AA	F1+	Stable
Merrill Lynch International	NR	NR	NR	A+	A-1	Stable	AA	F1+	Stable
BofA Securities Europe SA	NR	NR	NR	A+	A-1	Stable	AA	F1+	Stable
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
While certain potential impacts are contractual and quantifiable, the full scope of the consequences of a credit rating downgrade to a financial institution is inherently uncertain, as it depends upon numerous dynamic, complex and inter-related factors and assumptions, including whether any downgrade of a company’s long-term credit ratings precipitates downgrades to its short-term credit ratings, and assumptions about the potential behaviors of various customers, investors and counterparties. For more information on potential impacts

Bank of America 56

of credit rating downgrades, see Liquidity Risk – Liquidity Stress Analysis on page 54.
For more information on additional collateral and termination payments that could be required in connection with certain over-the-counter derivative contracts and other trading agreements in the event of a credit rating downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements and Item 1A. Risk Factors.
Common Stock Dividends
For a summary of our declared quarterly cash dividends on common stock during 2023 and through February 20, 2024, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements.
Finance Subsidiary Issuers and Parent Guarantor
BofA Finance LLC, a Delaware limited liability company (BofA Finance), is a consolidated finance subsidiary of the Corporation that has issued and sold, and is expected to continue to issue and sell, its senior unsecured debt securities (Guaranteed Notes) that are fully and unconditionally guaranteed by the Corporation. The Corporation guarantees the due and punctual payment, on demand, of amounts payable on the Guaranteed Notes if not paid by BofA Finance. In addition, each of BAC Capital Trust XIII, BAC Capital Trust XIV and BAC Capital Trust XV, Delaware statutory trusts (collectively, the Trusts) is a 100 percent owned finance subsidiary of the Corporation that has issued and sold trust preferred securities (the Trust Preferred Securities) or capital securities (the Capital Securities and, together with the Guaranteed Notes and the Trust Preferred Securities, the Guaranteed Securities), as applicable, that remained outstanding at December 31, 2023. The Corporation guarantees the payment of amounts and distributions with respect to the Trust Preferred Securities and Capital Securities if not paid by the Trusts, to the extent of funds held by the Trusts. This guarantee, together with the Corporation’s other obligations with respect to the Trust Preferred Securities and Capital Securities, effectively constitutes a full and unconditional guarantee of the Trusts’ payment obligations on the Trust Preferred Securities or Capital Securities, as applicable. No other subsidiary of the Corporation guarantees the Guaranteed Securities.
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
For information on our credit risk management activities, see the following: Consumer Portfolio Credit Risk Management on

57 Bank of America

page 58, Commercial Portfolio Credit Risk Management on page 62, Non-U.S. Portfolio on page 68, Allowance for Credit Losses on page 71, and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements. For information on the Corporation’s loan modification programs, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements. For more information on the Corporation’s credit risks, see the Credit section within Item 1A. Risk Factors of this Annual Report on Form 10-K.
During 2023, our asset quality remained relatively stable. Our net charge-off ratio increased primarily driven by credit card loans, as delinquency trends continued to slowly increase off of historic lows. Nonperforming loans increased compared to 2022 driven by the commercial real estate office property type, while commercial reservable criticized exposure increased driven by both office as well as other industries that have been impacted by the current environment. Uncertainty remains regarding broader economic impacts as a result of inflationary pressures, elevated rates and the current geopolitical environment and could lead to adverse impacts to credit quality metrics in future periods.
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
Consumer Credit Portfolio
During 2023, the U.S. unemployment rate remained relatively stable and home prices increased compared to 2022. Net charge-offs increased $1.2 billion to $3.1 billion in 2023 primarily due to late-stage delinquent credit card loans that were charged off.
The consumer allowance for loan and lease losses increased $1.3 billion during 2023 to $8.5 billion. For more information, see Allowance for Credit Losses on page 71.
For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and loan modifications for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.
Table 19 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Table 19	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
		December 31
(Dollars in millions)		2023	2022	2023	2022	2023	2022
Residential mortgage (1)		$228,403	$229,670	$2,114	$2,167	$252	$368
Home equity		25,527	26,563	450	510	—	—
Credit card		102,200	93,421	n/a	n/a	1,224	717
Direct/Indirect consumer (2)		103,468	106,236	148	77	2	2
Other consumer		124	156	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$459,722	$456,046	$2,712	$2,754	$1,478	$1,087
Loans accounted for under the fair value option (3)		243	339
Total consumer loans and leases		$459,965	$456,385
Percentage of outstanding consumer loans and leases (4)		n/a	n/a	0.59%	0.60%	0.32%	0.24%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (4)		n/a	n/a	0.60	0.62	0.27	0.16
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At December 31, 2023 and 2022, residential mortgage included $156 million and $260 million of loans on which interest had been curtailed by the FHA, and therefore were no longer accruing interest, although principal was still insured, and $96 million and $108 million of loans on which interest was still accruing.
(2)Outstandings primarily includes auto and specialty lending loans and leases of $53.9 billion and $51.8 billion, U.S. securities-based lending loans of $46.0 billion and $50.4 billion at December 31, 2023 and 2022, and non-U.S. consumer loans of $2.8 billion and $3.0 billion at December 31, 2023 and 2022.
(3)For more information on the fair value option, see Note 21 – Fair Value Option to the Consolidated Financial Statements.
(4)Excludes consumer loans accounted for under the fair value option. At December 31, 2023 and 2022, $4 million and $7 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.
n/a = not applicable

Bank of America 58

Table 20 presents net charge-offs and related ratios for consumer loans and leases.

Table 20	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2023	2022	2023	2022
Residential mortgage	$16	$72	0.01%	0.03%
Home equity	(59)	(90)	(0.23)	(0.33)
Credit card	2,561	1,334	2.66	1.60
Direct/Indirect consumer	92	18	0.09	0.02
Other consumer	480	521	n/m	n/m
Total	$3,090	$1,855	0.68	0.42
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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 50 percent of consumer loans and leases in 2023. Approximately 51 percent of the residential mortgage portfolio was in Consumer Banking, 46 percent was in GWIM and the remaining portion was in All Other.
Outstanding balances in the residential mortgage portfolio decreased $1.3 billion in 2023, as paydowns and payoffs outpaced new originations.
At December 31, 2023 and 2022, the residential mortgage portfolio included $11.0 billion and $11.7 billion of outstanding fully-insured loans, of which $2.2 billion for both periods had FHA insurance, with the remainder protected by Fannie Mae long-term standby agreements.
Table 21 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

Table 21	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
		December 31
(Dollars in millions)		2023	2022	2023	2022
Outstandings		$228,403	$229,670	$217,439	$217,976
Accruing past due 30 days or more		1,513	1,471	986	844
Accruing past due 90 days or more		252	368	—	—
Nonperforming loans (2)		2,114	2,167	2,114	2,167
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		1%	1%	1%	1%
Refreshed LTV greater than 100		—	—	—	—
Refreshed FICO below 620		1	1	1	1
(1)Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the residential mortgage portfolio decreased $53 million in 2023 primarily due to payoffs and paydowns, returns to performing and loan sales outpacing new additions. Of the nonperforming residential mortgage loans at December 31, 2023, $1.3 billion, or 62 percent, were current on contractual payments. Excluding fully-insured loans, loans accruing past due 30 days or more increased $142 million.
Of the $217.4 billion in total residential mortgage loans outstanding at December 31, 2023, $63.1 billion, or 29 percent, of loans were originated as interest-only. The outstanding balance of interest-only residential mortgage loans that had entered the amortization period was $3.6 billion, or six percent, at December 31, 2023. Residential mortgage loans that have entered the amortization period generally experience a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At December 31, 2023, $80 million, or two percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $986 million, or less than one percent, for the entire residential mortgage portfolio. In addition, at December 31, 2023, $180 million, or five percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $61 million were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three years to 10 years. Substantially all of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2025 or later.

59 Bank of America

Table 22 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. In the New York area, the New York-Northern New Jersey-Long Island Metropolitan Statistical Area (MSA) made up 15 percent of outstandings at both December 31, 2023 and 2022. The Los Angeles-Long Beach-Santa Ana MSA within California represented 14 percent of outstandings at both December 31, 2023 and 2022.

Table 22	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)
	December 31				Net Charge-offs
(Dollars in millions)	December 31 2023	December 31 2022	December 31 2023	December 31 2022	2023	2022
California	$81,085	$80,878	$641	$656	$3	$37
New York	25,975	26,228	320	328	4	7
Florida	15,450	15,225	131	145	(2)	(2)
Texas	9,361	9,399	88	88	1	—
New Jersey	8,671	8,810	97	96	—	3
Other	76,897	77,436	837	854	10	27
Residential mortgage loans	$217,439	$217,976	$2,114	$2,167	$16	$72
Fully-insured loan portfolio	10,964	11,694
Total residential mortgage loan portfolio	$228,403	$229,670
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Home Equity
At December 31, 2023, the home equity portfolio made up six percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans. We no longer originate home equity loans or reverse mortgages.
At December 31, 2023, 84 percent of the home equity portfolio was in Consumer Banking, seven percent was in All Other and the remainder of the portfolio was primarily in GWIM. Outstanding balances in the home equity portfolio decreased $1.0 billion in 2023 primarily due to paydowns outpacing draws on existing lines and new originations. Of the total home equity portfolio at December 31, 2023 and 2022, $10.1 billion and $11.1 billion, or 39 percent and 42 percent, were in first-lien positions. At December 31, 2023, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $4.4 billion, or 17 percent, of our total home equity portfolio.
Unused HELOCs totaled $45.1 billion and $42.4 billion at December 31, 2023 and 2022. The HELOC utilization rate was 35 percent and 38 percent at December 31, 2023 and 2022.
Table 23 presents certain home equity portfolio key credit statistics.

Table 23	Home Equity – Key Credit Statistics (1)

	December 31
(Dollars in millions)	2023	2022
Outstandings	$25,527	$26,563
Accruing past due 30 days or more	95	96
Nonperforming loans (2)	450	510
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	—%	—%
Refreshed CLTV greater than 100	—	—
Refreshed FICO below 620	3	2
(1)Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the home equity portfolio decreased $60 million to $450 million at December 31, 2023, primarily driven by loan sales, payoffs and returns to performing status outpacing new additions. Of the nonperforming home equity loans at December 31, 2023, $256 million, or 57 percent, were current on contractual payments. In addition, $113 million, or 25 percent, were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due remained relatively unchanged in 2023 compared to 2022.
Of the $25.5 billion in total home equity portfolio outstandings at December 31, 2023, as shown in Table 23, 11 percent require interest-only payments. The outstanding balance of HELOCs that had reached the end of their draw period and entered the amortization period was $4.0 billion at
December 31, 2023. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At December 31, 2023, $41 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at December 31, 2023, $283 million, or seven percent, were nonperforming.
For our interest-only HELOC portfolio, we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines; however, we can infer some of this information through a review of our HELOC portfolio that we service and is still in its revolving period. During 2023, 13 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.

Bank of America 60

Table 24 presents outstandings, nonperforming balances and net recoveries by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent and 12 percent of the outstanding home equity portfolio at December 31, 2023 and 2022. The Los Angeles-Long Beach-Santa Ana MSA within California made up 10 percent and 11 percent of the outstanding home equity portfolio at December 31, 2023 and 2022.

Table 24	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)
	December 31				Net Charge-offs
(Dollars in millions)	2023	2022	2023	2022	2023	2022
California	$6,966	$7,406	$109	$119	$(6)	$(20)
Florida	2,576	2,743	53	63	(12)	(21)
New Jersey	1,870	2,047	46	53	(5)	(3)
New York	1,590	1,806	71	80	(10)	(4)
Texas	1,410	1,284	16	14	—	—
Other	11,115	11,277	155	181	(26)	(42)
Total home equity loan portfolio	$25,527	$26,563	$450	$510	$(59)	$(90)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Credit Card
At December 31, 2023, 97 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio increased $8.8 billion during 2023 to $102.2 billion as purchase volume and card transfers more than offset payments. Net charge-offs increased $1.2 billion to $2.6 billion in 2023 compared to 2022, primarily due to late-stage delinquent credit card loans that were charged off. Credit card loans 30 days or more past due and still accruing interest increased $914 million, and 90 days or more past due and still accruing interest increased $507 million at December 31, 2023.
Unused lines of credit for credit card increased to $390.2 billion at December 31, 2023 from $370.1 billion at December 31, 2022.
Table 25 presents certain state concentrations for the credit card portfolio.

Table 25	Credit Card State Concentrations

	Outstandings		Accruing Past Due 90 Days or More
	December 31				Net Charge-offs
(Dollars in millions)	2023	2022	2023	2022	2023	2022
California	$16,952	$15,363	$216	$126	$457	$232
Florida	10,521	9,512	168	100	343	183
Texas	8,978	8,125	125	72	245	123
New York	5,788	5,381	84	56	197	99
Washington	5,352	4,844	41	21	77	36
Other	54,609	50,196	590	342	1,242	661
Total credit card portfolio	$102,200	$93,421	$1,224	$717	$2,561	$1,334
Direct/Indirect Consumer
At December 31, 2023, 52 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and recreational vehicle lending) and 48 percent was included in GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio decreased $2.8 billion in 2023 to
$103.5 billion driven by declines in securities-based lending stemming from higher paydown activity due to higher interest rates, partially offset by growth in our auto portfolio.
Table 26 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 26	Direct/Indirect State Concentrations

	Outstandings		Nonperforming
	December 31				Net Charge-offs
(Dollars in millions)	2023	2022	2023	2022	2023	2022
California	$15,416	$15,516	$27	$12	$21	$6
Florida	13,550	13,783	18	10	14	4
Texas	9,668	9,837	14	9	12	3
New York	7,335	7,891	11	5	6	2
New Jersey	4,376	4,456	5	3	2	1
Other	53,123	54,753	73	38	37	2
Total direct/indirect loan portfolio	$103,468	$106,236	$148	$77	$92	$18

61 Bank of America

Other Consumer
Other consumer primarily consists of deposit overdraft balances. Net charge-offs decreased $41 million in 2023 to $480 million, primarily driven by lower overdraft losses.
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 27 presents nonperforming consumer loans, leases and foreclosed properties activity during 2023 and 2022. During 2023, nonperforming consumer loans decreased $42 million to $2.7 billion.
At December 31, 2023, $531 million, or 20 percent, of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at December 31, 2023, $1.6 billion, or 60 percent, of nonperforming consumer loans were current and classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties decreased $18 million in 2023 to $103 million.

Table 27	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

(Dollars in millions)		2023	2022
Nonperforming loans and leases, January 1		$2,754	$2,989
Additions		1,055	1,453
Reductions:
Paydowns and payoffs		(480)	(535)
Sales		(63)	(402)
Returns to performing status (1)		(475)	(661)
Charge-offs		(53)	(56)
Transfers to foreclosed properties		(26)	(34)
Total net reductions to nonperforming loans and leases		(42)	(235)
Total nonperforming loans and leases, December 31		2,712	2,754
Foreclosed properties, December 31		103	121
Nonperforming consumer loans, leases and foreclosed properties, December 31 (2)		$2,815	$2,875
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (3)		0.59%	0.60%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (3)		0.61	0.63
(1)Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.
(2)Includes repossessed non-real estate assets of $20 million and $0 at December 31, 2023 and 2022.
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
Management of Commercial Credit Risk Concentrations
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure continue to be aligned with our risk appetite. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 32, 34 and 37 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, see Table 34 and Commercial Portfolio Credit Risk Management – Industry Concentrations on page 66.
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

Bank of America 62

other countries. As a member, we may be required to pay a pro-rata share of the losses incurred by some of these organizations as a result of another member default and under other loss scenarios. For more information, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.
Commercial Credit Portfolio
Outstanding commercial loans and leases increased $4.4 billion during 2023 due to growth in commercial real estate, primarily in Global Banking, and U.S. small business commercial. During 2023, commercial credit quality deteriorated as nonperforming commercial loans and reservable criticized utilized exposure increased primarily driven by the commercial real estate office property type; however, the commercial net charge-off ratio of 0.12 percent during 2023 remained low.
With the exception of the office property type, which is further discussed in the Commercial Real Estate section herein, credit quality of commercial real estate borrowers has remained relatively stable since December 31, 2022; however, we are closely monitoring emerging trends and borrower performance in the increased rate environment and challenging capital markets. Recent demand for office space has been stagnant, and future demand for office space continues to be uncertain as companies evaluate space needs with employment models that utilize a mix of remote and conventional office use.
The commercial allowance for loan and lease losses decreased $623 million during 2023 to $4.8 billion, primarily driven by improved macroeconomic conditions. For more information, see Allowance for Credit Losses on page 71.
Total commercial utilized credit exposure decreased $8.6 billion during 2023 to $696.3 billion primarily driven by lower derivative assets. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 55 percent and 56 percent at December 31, 2023 and 2022.
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

Table 28	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
	December 31
(Dollars in millions)	2023	2022	2023	2022	2023	2022
Loans and leases	$593,767	$589,362	$507,641	$487,772	$1,101,408	$1,077,134
Derivative assets (5)	39,323	48,642	—	—	39,323	48,642
Standby letters of credit and financial guarantees	31,348	33,376	1,953	1,266	33,301	34,642
Debt securities and other investments	20,422	20,195	3,083	2,551	23,505	22,746
Loans held-for-sale	4,338	6,112	4,904	3,729	9,242	9,841
Operating leases	5,312	5,509	—	—	5,312	5,509
Commercial letters of credit	943	973	232	28	1,175	1,001
Other	846	698	—	—	846	698
Total	$696,299	$704,867	$517,813	$495,346	$1,214,112	$1,200,213
(1)Commercial utilized exposure includes loans of $3.3 billion and $5.4 billion accounted for under the fair value option at December 31, 2023 and 2022.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $2.6 billion and $3.0 billion at December 31, 2023 and 2022.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.3 billion and $10.4 billion at December 31, 2023 and 2022.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $29.4 billion and $33.8 billion at December 31, 2023 and 2022. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $56.1 billion and $51.6 billion at December 31, 2023 and 2022, which consists primarily of other marketable securities.
Nonperforming commercial loans increased $1.7 billion during 2023, primarily in commercial real estate. Table 29 presents our commercial loans and leases portfolio and related credit quality information at December 31, 2023 and 2022.

63 Bank of America

Table 29	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
	December 31
(Dollars in millions)	2023	2022	2023	2022	2023	2022
Commercial and industrial:
U.S. commercial	$358,931	$358,481	$636	$553	$51	$190
Non-U.S. commercial	124,581	124,479	175	212	4	25
Total commercial and industrial	483,512	482,960	811	765	55	215
Commercial real estate	72,878	69,766	1,927	271	32	46
Commercial lease financing	14,854	13,644	19	4	7	8
	571,244	566,370	2,757	1,040	94	269
U.S. small business commercial (1)	19,197	17,560	16	14	184	355
Commercial loans excluding loans accounted for under the fair value option	$590,441	$583,930	$2,773	$1,054	$278	$624
Loans accounted for under the fair value option (2)	3,326	5,432
Total commercial loans and leases	$593,767	$589,362
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option includes U.S. commercial of $2.2 billion and $2.9 billion and non-U.S. commercial of $1.2 billion and $2.5 billion at December 31, 2023 and 2022. For more information on the fair value option, see Note 21 – Fair Value Option to the Consolidated Financial Statements.
Table 30 presents net charge-offs and related ratios for our commercial loans and leases for 2023 and 2022.

Table 30	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
(Dollars in millions)	2023	2022	2023	2022
Commercial and industrial:
U.S. commercial	$124	$71	0.03%	0.02%
Non-U.S. commercial	19	21	0.02	0.02
Total commercial and industrial	143	92	0.03	0.02
Commercial real estate	245	66	0.34	0.10
Commercial lease financing	2	5	0.02	0.03
	390	163	0.07	0.03
U.S. small business commercial	319	154	1.71	0.86
Total commercial	$709	$317	0.12	0.06
(1)Net charge-off ratios are calculated as net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.
Table 31 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure increased $4.0 billion during 2023 driven by the commercial real estate office property type and U.S. commercial, partially offset by non-U.S. commercial. At December 31, 2023 and 2022, 89 percent and 88 percent of commercial reservable criticized utilized exposure was secured.

Table 31		Commercial Reservable Criticized Utilized Exposure (1, 2)

	December 31
(Dollars in millions)	2023		2022
Commercial and industrial:
U.S. commercial	$12,006	3.12%	$10,724	2.78%
Non-U.S. commercial	1,787	1.37	2,665	2.04
Total commercial and industrial	13,793	2.68	13,389	2.59
Commercial real estate	8,749	11.80	5,201	7.30
Commercial lease financing	166	1.12	240	1.76
	22,708	3.76	18,830	3.13
U.S. small business commercial	592	3.08	444	2.53
Total commercial reservable criticized utilized exposure	$23,300	3.74	$19,274	3.12
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $22.5 billion and $18.5 billion and commercial letters of credit of $795 million and $817 million at December 31, 2023 and 2022.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.
Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At December 31, 2023, 62 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 22 percent in Global Markets, 14 percent in GWIM
(loans that provide financing for asset purchases, business investments and other liquidity needs for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans remained largely unchanged during 2023. Reservable criticized utilized exposure increased $1.3 billion, or 12 percent, driven by a broad range of industries.

Bank of America 64

Non-U.S. Commercial
At December 31, 2023, 62 percent of the non-U.S. commercial loan portfolio was managed in Global Banking and 38 percent in Global Markets. Non-U.S. commercial loans remained largely unchanged during 2023. Reservable criticized utilized exposure decreased $878 million, or 33 percent, due to upgrades and sales of Russian exposure. For information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 68.
Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans increased $3.1 billion, or four percent, during 2023 to $72.9 billion with increases across multiple property types. The commercial real estate portfolio is primarily managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 20 percent and 19 percent of commercial real estate at December 31, 2023 and 2022.
Reservable criticized utilized exposure increased $3.5 billion, or 68 percent, during 2023, primarily driven by office loans.
Office loans represented the largest property type concentration at 25 percent of the commercial real estate portfolio at December 31, 2023, but only represented approximately two percent of total loans for the Corporation. This property type is roughly 75 percent Class A and had an origination loan-to-value of approximately 55 percent. Although we have seen collateral value declines in this property type, the majority of these loans remained adequately secured as of December 31, 2023.
Reservable criticized exposure for the office property type was $5.5 billion at December 31, 2023, and approximately $7.6 billion of office loans are scheduled to mature by the end of 2024.
During 2023 and 2022, we continued to see relatively low default rates. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures for management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Table 32 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 32	Outstanding Commercial Real Estate Loans

	December 31
(Dollars in millions)	2023	2022
By Geographic Region
Northeast	$15,920	$15,601
California	14,551	13,360
Southwest	9,318	8,723
Southeast	8,368	7,713
Florida	4,986	5,374
Illinois	3,361	3,327
Midwest	3,149	3,419
Midsouth	2,785	2,716
Northwest	2,095	1,959
Non-U.S.	6,052	5,518
Other	2,293	2,056
Total outstanding commercial real estate loans	$72,878	$69,766
By Property Type
Non-residential
Office	$17,976	$18,230
Industrial / Warehouse	14,746	13,775
Multi-family rental	10,606	10,412
Shopping centers / Retail	5,756	5,830
Hotel / Motels	5,665	5,696
Multi-use	2,681	2,403
Other	14,201	12,241
Total non-residential	71,631	68,587
Residential	1,247	1,179
Total outstanding commercial real estate loans	$72,878	$69,766

65 Bank of America

U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking, and included $329 million and $1.0 billion of Paycheck Protection Program (PPP) loans outstanding at December 31, 2023 and 2022. PPP loans decreased $679 million primarily due to repayment of the loans by the Small Business Administration (SBA) under the terms of the program. Excluding PPP, credit card-related products were 54 percent and 53 percent of the U.S. small business commercial portfolio at December 31, 2023 and 2022 and represented 99 percent of the net charge-offs compared to 100 percent for 2022. Accruing past due 90 days or more decreased $171 million in 2023 driven by the repayment of PPP loans, which are fully guaranteed by the SBA.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 33 presents the nonperforming commercial loans, leases and foreclosed properties activity during 2023 and 2022. Nonperforming loans do not include loans accounted for under the fair value option. During 2023, nonperforming commercial loans and leases increased $1.7 billion to $2.8 billion. At December 31, 2023, 96 percent of commercial nonperforming loans, leases and foreclosed properties were secured, and 62 percent were contractually current. Commercial nonperforming loans were carried at 89 percent of their unpaid principal balance, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

Table 33	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

(Dollars in millions)	2023	2022
Nonperforming loans and leases, January 1	$1,054	$1,578
Additions	2,863	952
Reductions:
Paydowns	(517)	(825)
Sales	(4)	(57)
Returns to performing status (3)	(106)	(334)
Charge-offs	(428)	(221)
Transfers to foreclosed properties	(23)	—
Transfers to loans held-for-sale	(66)	(39)
Total net additions / (reductions) to nonperforming loans and leases	1,719	(524)
Total nonperforming loans and leases, December 31	2,773	1,054
Foreclosed properties, December 31	42	49
Nonperforming commercial loans, leases and foreclosed properties, December 31	$2,815	$1,103
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.47%	0.18%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.48	0.19
(1)Balances do not include nonperforming loans held-for-sale of $161 million and $219 million at December 31, 2023 and 2022.
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
Commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $13.9 billion during 2023 to $1.2 trillion. The increase in commercial committed exposure was concentrated in Capital goods, Finance companies and Asset managers and funds.
Industry limits are used internally to manage industry concentrations and are based on committed exposure that is determined on an industry-by-industry basis. A risk management framework is in place to set and approve industry limits as well as to provide ongoing monitoring.
Asset managers and funds, our largest industry concentration with committed exposure of $169.3 billion, increased $4.2 billion, primarily driven by exposure to the Capital markets industry group during 2023.

Real estate, our second largest industry concentration with committed exposure of $100.3 billion remained relatively unchanged during 2023. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 65.
Capital goods, our third largest industry concentration with committed exposure of $97.0 billion, increased $9.7 billion, or 11 percent, during 2023. The increase in committed exposure occurred primarily as a result of increases in Trading companies and distributors as well as Machinery, partially offset by a decrease in Industrial conglomerates.
The impact of various macroeconomic challenges, including geopolitical tensions, inflationary pressures and elevated interest rates, may lead to uncertainty in the U.S. and global economies, and may adversely impact a number of industries. We continue to monitor all industries, particularly higher risk industries that are experiencing or could experience a more significant impact to their financial condition.

Bank of America 66

Table 34	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
	December 31
(Dollars in millions)	2023	2022	2023	2022
Asset managers and funds	$103,138	$106,842	$169,318	$165,087
Real estate (3)	73,150	72,180	100,269	99,722
Capital goods	49,698	45,580	97,044	87,314
Finance companies	62,906	55,248	89,119	79,546
Healthcare equipment and services	35,037	33,554	61,766	58,761
Materials	25,223	26,304	55,296	55,589
Retailing	24,561	24,785	54,523	53,714
Food, beverage and tobacco	23,865	23,232	49,426	47,486
Consumer services	27,355	26,980	49,105	47,372
Government and public education	31,051	34,861	45,873	48,134
Individuals and trusts	32,481	34,897	43,938	45,572
Commercial services and supplies	22,642	23,628	41,473	41,596
Utilities	18,610	20,292	39,481	40,164
Energy	12,450	15,132	36,996	36,043
Transportation	24,200	22,273	36,267	33,858
Technology hardware and equipment	11,951	11,441	29,160	29,825
Global commercial banks	22,749	27,217	25,684	29,293
Media	13,033	14,781	24,908	28,216
Vehicle dealers	16,283	12,909	22,570	20,638
Software and services	9,830	12,961	22,381	25,633
Pharmaceuticals and biotechnology	6,852	7,547	22,169	26,208
Consumer durables and apparel	9,184	10,009	20,732	21,389
Insurance	9,371	10,224	19,322	19,444
Telecommunication services	9,224	9,679	17,269	17,349
Automobiles and components	7,049	8,774	16,459	16,911
Food and staples retailing	7,423	7,157	12,496	11,908
Financial markets infrastructure (clearinghouses)	4,229	3,913	6,503	8,752
Religious and social organizations	2,754	2,467	4,565	4,689
Total commercial credit exposure by industry	$696,299	$704,867	$1,214,112	$1,200,213
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.3 billion and $10.4 billion at December 31, 2023 and 2022.
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
At December 31, 2023 and 2022, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $10.9 billion and $9.0 billion. We recorded net losses of $185 million in 2023 compared to net losses of $37 million in 2022. The gains and losses on these instruments were largely offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 41. For more information, see Trading Risk Management on page 74.
Tables 35 and 36 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at December 31, 2023 and 2022.

Table 35	Net Credit Default Protection by Maturity

	December 31
	2023	2022
Less than or equal to one year	36%	14%
Greater than one year and less than or equal to five years	64	85
Greater than five years	—	1
Total net credit default protection	100%	100%

67 Bank of America

Table 36	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
	December 31
(Dollars in millions)	2023		2022
Ratings (2, 3)
AAA	$(479)	4.4%	$(379)	4.0%
AA	(1,080)	9.9	(867)	10.0
A	(5,237)	48.2	(3,257)	36.0
BBB	(2,912)	26.8	(2,476)	28.0
BB	(698)	6.4	(1,049)	12.0
B	(419)	3.9	(676)	7.0
CCC and below	(52)	0.5	(93)	1.0
NR (4)	2	(0.1)	(182)	2.0
Total net credit default protection	$(10,875)	100.0%	$(8,979)	100.0%
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
Table 37 presents our 20 largest non-U.S. country exposures at December 31, 2023. These exposures accounted for 89 percent of our total non-U.S. exposure at December 31, 2023 and 2022. Net country exposure for these 20 countries decreased $13.1 billion in 2023 primarily driven by decreases in Germany and Japan.
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

Bank of America 68

Table 37	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at December 31 2023	Hedges and Credit Default Protection	Net Country Exposure at December 31 2023	Increase (Decrease) from December 31 2022
United Kingdom	$28,805	$18,276	$5,416	$5,080	$57,577	$(1,642)	$55,935	$590
Germany	24,051	10,098	2,105	2,013	38,267	(2,612)	35,655	(10,071)
Canada	11,653	10,079	1,280	5,490	28,502	(487)	28,015	2,442
France	13,997	8,429	1,111	2,585	26,122	(1,264)	24,858	(1,735)
Australia	14,179	4,654	383	2,358	21,574	(252)	21,322	1,105
Japan	9,553	1,895	1,194	5,124	17,766	(792)	16,974	(6,113)
Brazil	9,252	1,329	807	3,946	15,334	(51)	15,283	2,783
India	6,891	231	580	4,270	11,972	(47)	11,925	1,156
Singapore	4,955	505	125	5,303	10,888	(71)	10,817	1,210
Ireland	8,464	1,322	133	459	10,378	(45)	10,333	1,243
Switzerland	4,867	3,786	294	497	9,444	(215)	9,229	(1,459)
Mexico	5,499	1,652	489	1,332	8,972	(53)	8,919	1,527
China	5,299	334	331	2,781	8,745	(233)	8,512	(2,296)
South Korea	5,404	880	357	1,854	8,495	(35)	8,460	(666)
Netherlands	3,188	3,312	735	959	8,194	(1,045)	7,149	(2,134)
Italy	4,121	2,184	200	653	7,158	(543)	6,615	947
Hong Kong	3,722	556	464	1,137	5,879	(27)	5,852	(1,419)
Spain	2,893	2,035	163	902	5,993	(397)	5,596	(245)
Belgium	1,648	1,328	205	415	3,596	(149)	3,447	(416)
Sweden	1,223	1,857	155	152	3,387	(373)	3,014	410
Total top 20 non-U.S. countries exposure	$169,664	$74,742	$16,527	$47,310	$308,243	$(10,333)	$297,910	$(13,141)
Our largest non-U.S. country exposure at December 31, 2023 was the United Kingdom with net exposure of $55.9 billion, which represents an increase of $590 million from December 31, 2022. The increase was primarily driven by higher corporate exposure. Our second largest non-U.S. country exposure was Germany with net exposure of $35.7 billion at December 31, 2023, a decrease of $10.1 billion from December 31, 2022. The decrease was primarily driven by lower deposits with the central bank.

69 Bank of America

Loan and Lease Contractual Maturities
Table 38 disaggregates total outstanding loans and leases by remaining scheduled principal due dates and interest rates. The amounts provided do not reflect prepayment assumptions or hedging activities related to the loan portfolio. For information on the asset sensitivity of our total banking book balance sheet, see Interest Rate Risk Management for the Banking Book on page 77.

Table 38	Loan and Lease Contractual Maturities (1)

	December 31, 2023
(Dollars in millions)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through 15 Years	Due After 15 Years	Total
Residential mortgage	$5,675	$32,850	$95,399	$94,545	$228,469
Home equity	186	1,092	4,038	20,388	25,704
Credit card	102,200	—	—	—	102,200
Direct/Indirect consumer	61,888	35,663	4,941	976	103,468
Other consumer	124	—	—	—	124
Total consumer loans	170,073	69,605	104,378	115,909	459,965
U.S. commercial	105,690	233,802	19,659	1,935	361,086
Non-U.S. commercial	44,473	55,782	24,255	1,242	125,752
Commercial real estate	29,335	41,819	864	860	72,878
Commercial lease financing	3,234	9,112	1,052	1,456	14,854
U.S. small business commercial	11,764	4,459	2,878	96	19,197
Total commercial loans	194,496	344,974	48,708	5,589	593,767
Total loans and leases	$364,569	$414,579	$153,086	$121,498	$1,053,732

	Amount due in one year or less at:		Amount due after one year at:
(Dollars in millions)	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Total
Residential mortgage	$999	$4,676	$84,230	$138,564	$228,469
Home equity	161	25	21,871	3,647	25,704
Credit card	97,627	4,573	—	—	102,200
Direct/Indirect consumer	42,832	19,056	2,321	39,259	103,468
Other consumer	2	122	—	—	124
Total consumer loans	141,621	28,452	108,422	181,470	459,965
U.S. commercial	81,546	24,144	209,912	45,484	361,086
Non-U.S. commercial	34,632	9,841	79,019	2,260	125,752
Commercial real estate	26,836	2,499	42,226	1,317	72,878
Commercial lease financing	410	2,824	1,800	9,820	14,854
U.S. small business commercial	7,089	4,675	110	7,323	19,197
Total commercial loans	150,513	43,983	333,067	66,204	593,767
Total loans and leases	$292,134	$72,435	$441,489	$247,674	$1,053,732
(1)Includes loans accounted for under the fair value option.

Bank of America 70

Allowance for Credit Losses
The allowance for credit losses increased $329 million from December 31, 2022 to $14.6 billion at December 31, 2023, which included a $1.3 billion reserve increase related to the consumer portfolio and a $942 million reserve decrease related to the commercial portfolio. The increase in the allowance reflected a reserve build in our consumer portfolio primarily due to credit card loan growth and asset quality, partially offset by a reserve release in our commercial portfolio primarily driven by improved macroeconomic conditions applicable to the commercial portfolio. The allowance also includes the impact of the accounting change to remove the recognition and measurement guidance on troubled debt restructurings, which reduced the allowance for credit losses by $243 million on January 1, 2023. For more information on this change in accounting guidance, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements.
Table 39 presents an allocation of the allowance for credit losses by product type at December 31, 2023 and 2022.

Table 39	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	December 31, 2023			December 31, 2022
Allowance for loan and lease losses
Residential mortgage	$339	2.54%	0.15%	$328	2.59%	0.14%
Home equity	47	0.35	0.19	92	0.73	0.35
Credit card	7,346	55.06	7.19	6,136	48.38	6.57
Direct/Indirect consumer	715	5.36	0.69	585	4.61	0.55
Other consumer	73	0.55	n/m	96	0.76	n/m
Total consumer	8,520	63.86	1.85	7,237	57.07	1.59
U.S. commercial (2)	2,600	19.49	0.69	3,007	23.71	0.80
Non-U.S. commercial	842	6.31	0.68	1,194	9.41	0.96
Commercial real estate	1,342	10.06	1.84	1,192	9.40	1.71
Commercial lease financing	38	0.28	0.26	52	0.41	0.38
Total commercial	4,822	36.14	0.82	5,445	42.93	0.93
Allowance for loan and lease losses	13,342	100.00%	1.27	12,682	100.00%	1.22
Reserve for unfunded lending commitments	1,209			1,540
Allowance for credit losses	$14,551			$14,222
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $1.0 billion and $844 million at December 31, 2023 and 2022.
n/m = not meaningful
Net charge-offs for 2023 were $3.8 billion compared to $2.2 billion in 2022 primarily due to late-stage delinquent credit card loans that were charged off. The provision for credit losses increased $1.9 billion to $4.4 billion during 2023 compared to 2022. The provision for credit losses in 2023 was driven by our consumer portfolio primarily due to credit card loan growth and asset quality, partially offset by improved macroeconomic conditions that primarily benefited our commercial portfolio. The provision for credit losses for the consumer portfolio, including unfunded lending commitments, increased $2.5 billion to $4.5 billion during 2023 compared to 2022. The provision for credit losses for the commercial portfolio, including unfunded lending commitments, decreased $628 million to a $133 million benefit for 2023 compared to 2022. The decline was due primarily to an improved macroeconomic outlook.
Table 40 presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for 2023 and 2022. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

71 Bank of America

Table 40	Allowance for Credit Losses

(Dollars in millions)		2023	2022
Allowance for loan and lease losses, December 31		$12,682	$12,387
January 1, 2023 adoption of credit loss standard		(243)	n/a
Allowance for loan and lease losses, January 1		$12,439	$12,387
Loans and leases charged off
Residential mortgage		(67)	(161)
Home equity		(36)	(45)
Credit card		(3,133)	(1,985)
Direct/Indirect consumer		(233)	(232)
Other consumer		(504)	(538)
Total consumer charge-offs		(3,973)	(2,961)
U.S. commercial (1)		(551)	(354)
Non-U.S. commercial		(37)	(41)
Commercial real estate		(254)	(75)
Commercial lease financing		(2)	(8)
Total commercial charge-offs		(844)	(478)
Total loans and leases charged off		(4,817)	(3,439)
Recoveries of loans and leases previously charged off
Residential mortgage		51	89
Home equity		95	135
Credit card		572	651
Direct/Indirect consumer		141	214
Other consumer		24	17
Total consumer recoveries		883	1,106
U.S. commercial (2)		108	129
Non-U.S. commercial		18	20
Commercial real estate		9	9
Commercial lease financing		—	3
Total commercial recoveries		135	161
Total recoveries of loans and leases previously charged off		1,018	1,267
Net charge-offs		(3,799)	(2,172)
Provision for loan and lease losses		4,725	2,460
Other		(23)	7
Allowance for loan and lease losses, December 31		13,342	12,682
Reserve for unfunded lending commitments, January 1		1,540	1,456
Provision for unfunded lending commitments		(331)	83
Other		—	1
Reserve for unfunded lending commitments, December 31		1,209	1,540
Allowance for credit losses, December 31		$14,551	$14,222

Loan and allowance ratios (3) :
Loans and leases outstanding at December 31		$1,050,163	$1,039,976
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at December 31		1.27%	1.22%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at December 31		1.85	1.59
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at December 31		0.82	0.93
Average loans and leases outstanding		$1,041,824	$1,010,799
Net charge-offs as a percentage of average loans and leases outstanding		0.36%	0.21%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at December 31		243	333
Ratio of the allowance for loan and lease losses at December 31 to net charge-offs		3.51	5.84
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (4)		$8,357	$6,998
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at December 31 (4)		91%	149%
(1)Includes U.S. small business commercial charge-offs of $360 million in 2023 compared to $203 million in 2022.
(2)Includes U.S. small business commercial recoveries of $41 million in 2023 compared to $49 million in 2022.
(3)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(4)Primarily includes amounts related to credit card and unsecured consumer lending portfolios in Consumer Banking.

Bank of America 72

Market Risk Management
Market risk is the risk that changes in market conditions may adversely impact the value of assets or liabilities, or otherwise negatively impact earnings. This risk is inherent in the financial instruments associated with our operations, primarily within our Global Markets segment. We are also exposed to these risks in other areas of the Corporation (e.g., our ALM activities). In the event of market stress, these risks could have a material impact on our results. For more information, see Interest Rate Risk Management for the Banking Book on page 77.
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
Mortgage Risk
Mortgage risk represents exposures to changes in the values of mortgage-related instruments. The values of these instruments are sensitive to prepayment rates, mortgage rates, agency debt ratings, default, market liquidity, government participation and interest rate volatility. Our exposure to these instruments takes several forms. For example, we trade and engage in market-making activities in a variety of mortgage securities including whole loans, pass-through certificates, commercial mortgages and collateralized mortgage obligations including collateralized debt obligations using mortgages as underlying collateral. In addition, we originate a variety of MBS, which involves the accumulation of mortgage-related loans in anticipation of eventual securitization, and we may hold positions in mortgage securities and residential mortgage loans as part of the ALM portfolio. We also record MSRs as part of our mortgage origination activities. Hedging instruments used to mitigate this risk include derivatives such as options, swaps, futures and forwards as well as securities including MBS and U.S. Treasury securities. For more information, see Mortgage Banking Risk Management on page 79.
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

73 Bank of America

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
VaR may not be indicative of realized revenue volatility as changes in market conditions or in the composition of the portfolio can have a material impact on the results. In particular, the historical data used for the VaR calculation might indicate higher or lower levels of portfolio diversification than will be experienced. In order for the VaR model to reflect current market conditions, we update the historical data underlying our VaR model on a weekly basis, or more frequently during periods of market stress, and regularly review the assumptions underlying the model. A minor portion of risks related to our trading positions is not included in VaR. These risks are reviewed as part of our ICAAP. For more information regarding ICAAP, see Capital Management on page 47.
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
Table 41 presents the total market-based portfolio VaR, which is the combination of the total covered positions (and less liquid trading positions) portfolio and the fair value option portfolio. Covered positions are defined by regulatory standards as trading assets and liabilities, both on- and off-balance sheet, that meet a defined set of specifications. These specifications identify the most liquid trading positions which are intended to be held for a short-term horizon and where we are able to hedge the material risk elements in a two-way market. Positions in less liquid markets, or where there are restrictions on the ability to trade the positions, typically do not qualify as covered positions. Foreign exchange and commodity positions are always considered covered positions, except for structural foreign currency positions that are excluded with prior regulatory approval.
In addition, Table 41 presents the VaR for the fair value option portfolio, which includes substantially all of the funded and unfunded exposures for which we elect the fair value option, and their corresponding hedges. Market risk VaR for trading activities, as presented in Table 41, differs from VaR used for regulatory capital calculations due to the holding period used.

Bank of America 74

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
Table 41 presents year-end, average, high and low daily trading VaR for 2023 and 2022 using a 99 percent confidence level. The amounts disclosed in Table 41 and Table 42 align to the view of covered positions used in the Basel 3 capital calculations. Foreign exchange and commodity positions are always considered covered positions, regardless of trading or banking treatment for the trade, except for structural foreign currency positions that are excluded with prior regulatory approval.
The annual average of total covered positions and less liquid trading positions portfolio VaR for 2023 decreased compared to 2022, primarily due to the roll off of March 2020 market volatility from the window of historical data used in the calibration of the VaR model.

Table 41	Market Risk VaR for Trading Activities

	2023				2022
(Dollars in millions)	Year End	Average	High (1)	Low (1)	Year End	Average	High (1)	Low (1)
Foreign exchange	$29	$29	$43	$12	$38	$21	$39	$12
Interest rate	51	48	86	32	36	36	56	24
Credit	53	60	108	43	76	71	106	52
Equity	9	18	56	9	18	20	33	12
Commodities	9	9	14	6	8	13	27	7
Portfolio diversification	(90)	(100)	n/a	n/a	(81)	(91)	n/a	n/a
Total covered positions portfolio	61	64	92	41	95	70	140	42
Impact from less liquid exposures (2)	12	20	n/a	n/a	35	38	n/a	n/a
Total covered positions and less liquid trading positions portfolio	73	84	149	52	130	108	236	61
Fair value option loans	16	25	49	14	48	51	65	37
Fair value option hedges	11	14	20	9	16	17	24	13
Fair value option portfolio diversification	(12)	(23)	n/a	n/a	(38)	(36)	n/a	n/a
Total fair value option portfolio	15	16	30	10	26	32	44	23
Portfolio diversification	(9)	(8)	n/a	n/a	9	(11)	n/a	n/a
Total market-based portfolio	$79	$92	173	58	$165	$129	287	70
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
n/a = not applicable
The following graph presents the daily covered positions and less liquid trading positions portfolio VaR for 2023, corresponding to the data in Table 41.

75 Bank of America

Additional VaR statistics produced within our single VaR model are provided in Table 42 at the same level of detail as in Table 41. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio, as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 42 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for 2023 and 2022.

Table 42	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	December 31, 2023		December 31, 2022
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$29	$19	$21	$12
Interest rate	48	26	36	17
Credit	60	30	71	28
Equity	18	8	20	11
Commodities	9	5	13	7
Portfolio diversification	(100)	(54)	(91)	(46)
Total covered positions portfolio	64	34	70	29
Impact from less liquid exposures	20	7	38	7
Total covered positions and less liquid trading positions portfolio	84	41	108	36
Fair value option loans	25	12	51	14
Fair value option hedges	14	9	17	10
Fair value option portfolio diversification	(23)	(13)	(36)	(13)
Total fair value option portfolio	16	8	32	11
Portfolio diversification	(8)	(5)	(11)	(7)
Total market-based portfolio	$92	$44	$129	$40
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
During 2023, there were no days where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period.
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
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for 2023 and 2022. During 2023, positive trading-related revenue was recorded for 100 percent of the trading days, of which 93 percent were daily trading gains of over $25 million. This compares to 2022 where positive trading-related revenue was recorded for 99 percent of the trading days, of which 90 percent were daily trading gains of over $25 million, and the largest loss was $9 million.

Bank of America 76

Histogram of Daily Trading-related Revenue
Number of Days
120
100
80
60
40
20
0
-25 to 0
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Year Ended December 31, 2022
Year Ended December 31, 2023

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
Stress testing for the trading portfolio is integrated with enterprise-wide stress testing and incorporated into the limits framework. The macroeconomic scenarios used for enterprise-wide stress testing purposes differ from the typical trading portfolio scenarios in that they have a longer time horizon and the results are forecasted over multiple periods for use in consolidated capital and liquidity planning. For more information, see Managing Risk on page 44.
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
Table 43 presents the spot and 12-month forward rates used in our baseline forecasts at December 31, 2023 and 2022.

Table 43	Forward Rates

	December 31, 2023
	Federal Funds	SOFR (1)	10-Year SOFR (1)
Spot rates	5.50%	5.38%	3.47%
12-month forward rates	3.89	3.93	3.32

	December 31, 2022
	Federal Funds	Three-month LIBOR	10-Year Swap
Spot rates	4.50%	4.77%	3.84%
12-month forward rates	4.75	4.78	3.62
(1) The Corporation uses SOFR in its baseline forecast as one of the primary alternative reference rates used as a result of the cessation of LIBOR in 2023.
Table 44 shows the pretax impact to forecasted net interest income over the next 12 months from December 31, 2023 and

77 Bank of America

2022 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically, we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment. The interest rate scenarios also assume U.S. dollar interest rates are floored at zero.
During 2023, the overall decrease in asset sensitivity of our balance sheet to higher and lower rate scenarios was primarily due to changes in deposit product mix and ALM portfolio activity. We continue to be asset sensitive to a parallel upward move in interest rates with the majority of that impact coming from the short end of the yield curve. Additionally, higher interest rates negatively impact the fair value of our debt securities classified as available for sale and adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital would be reduced over time by offsetting positive impacts to net interest income generated from the banking book activities. For more information on Basel 3, see Capital Management – Regulatory Capital on page 48.

Table 44	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes

	Short Rate (bps)	Long Rate (bps)
			December 31
(Dollars in millions)			2023	2022
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$3,476	$3,829
-100 bps instantaneous shift	-100	-100	(3,077)	(4,591)
Flatteners
Short-end instantaneous change	+100	—	3,242	3,698
Long-end instantaneous change	—	-100	(257)	(157)
Steepeners
Short-end instantaneous change	-100	—	(2,773)	(4,420)
Long-end instantaneous change	—	+100	272	131
The sensitivity analysis in Table 44 assumes that we take no action in response to these rate shocks and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates. As part of our ALM activities, we use securities, certain residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity.
The behavior of our deposit portfolio in the baseline forecast and in alternate interest rate scenarios is a key assumption in our projected estimates of net interest income. The sensitivity analysis in Table 44 assumes no change in deposit portfolio size or mix from the baseline forecast in alternate rate environments. In higher rate scenarios, the increase in net interest income would be impacted by any customer activity resulting in the replacement of low-cost or noninterest-bearing deposits with higher yielding deposits or market-based funding, as our benefit in those scenarios would be reduced. Conversely, in lower-rate scenarios, any customer activity that results in the replacement of higher yielding deposits or market-based funding with low-cost or noninterest-bearing deposits would reduce our exposure in those scenarios.
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
The derivatives used in our ALM activities can be split into two broad categories: designated accounting hedges and other risk management derivatives. Designated accounting hedges are primarily used to manage our exposure to interest rates as described in the Interest Rate Risk Management for the Banking Book section and are included in the sensitivities presented in Table 44. The Corporation also uses foreign currency derivatives in accounting hedges to manage substantially all of the foreign exchange risk of our foreign operations. By hedging the foreign exchange risk of our foreign operations, the Corporation's market risk exposure in this area is not significant.
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

Bank of America 78

Mortgage Banking Risk Management
We originate, fund and service mortgage loans, which subject us to credit, liquidity and interest rate risks, among others. We determine whether loans will be held for investment or held for sale at the time of commitment and manage credit and liquidity risks by selling or securitizing a portion of the loans we originate.
Interest rate risk and market risk can be substantial in the mortgage business. Changes in interest rates and other market factors impact the volume of mortgage originations. Changes in interest rates also impact the value of interest rate lock commitments (IRLCs) and the related residential first mortgage loans held-for-sale between the date of the IRLC and the date the loans are sold to the secondary market. An increase in mortgage interest rates typically leads to a decrease in the value of these instruments. Conversely, when there is an increase in interest rates, the value of the MSRs will increase driven by lower prepayment expectations. Because the interest rate risks of these hedged items offset, we combine them into one overall hedged item with one combined economic hedge portfolio consisting of derivative contracts and securities.
During 2023, 2022, and 2021 we recorded gains of $127 million, $78 million and $39 million. For more information on MSRs, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements.
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
Operational risk is the risk of loss resulting from inadequate or failed processes or systems, people or external events, and includes legal risk. Operational risk may occur anywhere in the Corporation, including third-party business processes, and is not limited to operations functions. The Corporation faces a number of key operational risks including third-party risk, model risk, conduct risk, technology risk, information security risk and data risk. Operational risk can result in financial losses and reputational impacts and is a component in the calculation of total RWA used in the Basel 3 capital calculation. For more information on Basel 3 calculations, see Capital Management on page 47.
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
Global Compliance and Operational Risk teams independently assess compliance and operational risk, monitor business activities and processes and evaluate FLUs and control functions for adherence to applicable laws, rules and regulations, including identifying issues and risks, and reporting on the state of the control environment. Corporate Audit provides an independent assessment and validation through testing of key compliance and operational risk processes and controls across the Corporation.
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
Cybersecurity
Risk Management and Strategy
Cybersecurity is a key operational risk facing the Corporation. We, our employees, customers, regulators and third parties are ongoing targets of an increasing number of cybersecurity threats and cyberattacks and, accordingly, the Corporation devotes considerable resources to the establishment and maintenance of processes for assessing, identifying and managing cybersecurity risk through its global workforce and 24/7 cyber operations centers around the world. The Corporation takes a cross-functional approach to addressing cybersecurity risk, with our Global Technology, Global Risk Management, Legal and Corporate Audit functions playing key roles. In addition, the Corporation’s processes related to cybersecurity risk are an element of and integrated with the Corporation’s comprehensive risk program, including our risk framework. For more information on the Corporation’s Cybersecurity risk, see Item 1A. Risk Factors – Business Operations beginning on page 14. For more information on our approach to risk management, including our risk management governance framework, see Managing Risk on page 44.
As part of the Corporation’s overall risk management program, the Corporation’s Global Information Security (GIS) Program is supported by three lines of defense. As the first line of defense, the GIS team is responsible for the day-to-day management of the GIS Program, which includes defining policies and procedures designed to safeguard the Corporation’s information systems and the information those systems collect, process, maintain, use, share, disseminate and dispose of. As the second line of defense, Global Compliance and Operational Risk independently assesses, monitors and tests cybersecurity risk across the Corporation, as well as the effectiveness of the GIS Program. As the third line of defense, Corporate Audit conducts additional independent review and validation of the first-line and second-line processes and functions.
The Corporation seeks to mitigate cybersecurity risk and associated legal, financial, reputational, operational and/or regulatory risks by employing a multi-faceted GIS Program,

79 Bank of America

through various policies, procedures and playbooks, that are focused on governing, preparing for, identifying, preventing, detecting, mitigating, responding to and recovering from cybersecurity threats and cybersecurity incidents suffered by the Corporation and its third-party service providers, as well as effectively operating the Corporation’s processes. Our business continuity policy, standards and procedures are designed to maintain the availability of business functions and enable impacted units within the Corporation and its third-party service providers to achieve strategic objectives in the event of a cybersecurity incident. In accordance with the Corporation’s cyber incident response framework, GIS, including its incident response team, tracks, documents, responds to and analyzes cybersecurity threats and cybersecurity incidents, including those experienced by the Corporation’s third-party service providers that may impact the Corporation. Additionally, the Corporation has a process for assembling multi-stakeholder executive response teams to monitor and coordinate cross-functional responses to certain cybersecurity incidents.
As part of the GIS Program, the Corporation leverages both internal and external assessments and partnerships with industry leaders. The Corporation engages third-party assessors, consultants, auditors and other third-party professionals to evaluate and test its cybersecurity program and provide guidance on operating and improving the GIS Program, including the design and operational effectiveness of the security and resiliency of our information systems.
The Corporation focuses on and has processes to oversee cybersecurity risk associated with its third-party service providers. As part of its cybersecurity risk management processes, the Corporation maintains an enterprise-wide program that defines standards for the planning, sourcing, management, and oversight of third-party relationships and third-party access to its information system, facilities, and/or confidential or proprietary data. The Corporation has established security requirements applicable to third-party service providers, and where permitted by contract, cybersecurity diligence is conducted to assess the alignment of third-party service providers’ cybersecurity programs with the Corporation’s cybersecurity requirements.
While we and our third parties have experienced cybersecurity incidents, as well as adverse impacts from such incidents, we have not experienced material losses or other material consequences relating to cybersecurity incidents experienced by us or our third parties. However, we expect to continue to experience cybersecurity incidents resulting in adverse impacts with increased frequency and severity due to the evolving threat environment, and there can be no assurance that future cybersecurity incidents, including incidents experienced by our third parties, will not have a material adverse impact on the Corporation, including its business strategy, results of operations and/or financial condition.
Governance
Through established governance structures, the Corporation has policies, processes and practices to help facilitate oversight of cybersecurity risk. In accordance with these policies, processes and practices, the Corporation’s three lines of defense, and management, strive to prepare for, identify, prevent, detect, mitigate, respond to and recover from cybersecurity threats and incidents, monitor performance, and escalate to executive management, the committees of the Corporation’s Board and/or to the Board, as appropriate. Additionally, GIS reports cybersecurity incidents that meet certain criteria to the Legal Department for further escalation and evaluation for materiality and potential disclosure, which includes the consideration of relevant quantitative and qualitative factors.
The Board is actively engaged in the oversight of the GIS Program and devotes considerable time and attention to the oversight and mitigation of cybersecurity risk. The Board, which includes members with technology and cybersecurity experience, oversees management’s approach to staffing, policies, processes and practices to address cybersecurity risk. The Board and its ERC, which is responsible for reviewing cybersecurity risk, each receive regular presentations, memoranda and reports throughout the year from our Chief Technology and Information Officer (CTIO) and our Chief Information Security Officer (CISO) on internal and external cybersecurity developments, threats and risks. On a quarterly basis, GIS sends the Board a memorandum highlighting relevant cybersecurity developments and a document detailing the performance metrics for the GIS Program.
The Board receives prompt and timely information from management on cybersecurity incidents, including cybersecurity incidents experienced by the Corporation’s third-party service providers, that may pose significant risk to the Corporation, and continues to receive regular reports on any such incidents until their conclusion. Additionally, the Board receives quarterly reports on the performance of the Corporation’s cybersecurity risk appetite metrics, including metrics on vulnerabilities and third-party cybersecurity risks and incidents and is notified promptly if a Board-level cybersecurity risk limit is breached.
Our ERC also annually reviews and approves our GIS Program and our Information Security Policy, which establish administrative, technical, and physical safeguards designed to protect the security, confidentiality and integrity of customer records and information in accordance with the Gramm-Leach-Bliley Act and the interagency guidelines issued thereunder, and applicable laws globally.
Under the Board’s oversight, management works closely with key stakeholders, including regulators, government agencies, law enforcement, peer institutions and industry groups, and develops and invests in talent and innovative technology in order to better manage cybersecurity risk.
Our most senior cybersecurity employees are the CTIO and CISO, who are primarily responsible for managing and assessing cybersecurity risk. The CISO oversees a team of more than 3,000 information security professionals spanning the globe. The CISO and the GIS senior leadership team of ten individuals have deep cybersecurity expertise, with over 100 years of collective experience working in the cybersecurity field, both at the Corporation and other companies in various industries. Additionally, certain members of the GIS leadership team hold leadership roles in sector-specific information and infrastructure security organizations, including the Financial Services Information Sharing and Analysis Center and the Financial Services Sector Coordinating Council. Employees across the Corporation also play a role in protecting the Corporation from cybersecurity threats and receive periodic training and education on cybersecurity-related topics.
Reputational Risk Management
Reputational risk is the risk that negative perception of the Corporation may adversely impact profitability or operations. Reputational risk may result from many of the Corporation’s activities, including those related to the management of strategic, operational, compliance, liquidity, market (price and interest rate) and credit risks.
The Corporation manages reputational risk through established policies and controls embedded throughout its

Bank of America 80

business and risk management processes. We proactively monitor and identify potential reputational risk events and have processes established to mitigate reputational risks in a timely manner. If reputational risk events occur, we focus on remediating the underlying issue and taking action to minimize damage to the Corporation’s reputation. The Corporation has processes and procedures in place to respond to events that give rise to reputational risk, including educating individuals and organizations that influence public opinion, and implementing communication strategies to mitigate the risk. The Corporation’s organization and governance structure provides oversight of reputational risks. Reputational risk reporting is provided regularly and directly to senior management and the ERC, which provides primary oversight of reputational risk. In addition, each FLU has a committee, which includes representatives from Legal and Risk, that is responsible for the oversight of reputational risk, including approval for business activities that present elevated levels of reputational risks.
Climate Risk
Climate Risk Management
Climate risk is the risk that climate change or actions taken to mitigate climate change expose the Corporation to economic, operational or reputational harm. Climate-related risks are divided into two major categories, both of which span across the seven key risk types discussed in Managing Risk on page 44: (1) Physical Risk: risks related to the physical impacts of climate change, driven by extreme weather events such as hurricanes and floods, as well as chronic longer-term shifts such as rising average global temperatures and sea levels, and (2) Transition Risk: risks related to the transition to a low-carbon economy, which may entail extensive policy, legal, technology and market changes.
Physical risks of climate change, such as more frequent and severe extreme weather events, can increase the Corporation’s risks, including credit risk by diminishing borrowers’ repayment capacity or collateral values, and operational risk by negatively impacting the Corporation’s facilities, employees, or vendors. Transition risks of climate change may amplify credit risks through the financial impacts of changes in policy, technology or the market on the Corporation or our counterparties. Unanticipated market changes can lead to sudden price adjustments and give rise to heightened market risk. Reputational risk can arise if we do not meet our climate-related commitments and/or goals, or are perceived to be inadequately responsive to climate change or otherwise.
Our approach to managing climate risk is consistent with our risk management governance structure, from senior management to our Board and its committees, including the ERC and the Corporate Governance, ESG and Sustainability Committee (CGESC) of the Board, which regularly discuss climate-related topics. The ERC oversees climate risk as set forth in our Risk Framework and Risk Appetite Statement. The CGESC is responsible for overseeing the Corporation’s environmental and social sustainability-related activities and practices, and regularly reviews the Corporation’s climate-related work and policies. The Climate Risk Council consists of leaders across risk, FLU and control functions, and meets routinely to discuss our approach to managing climate-related risks.
Our climate risk management efforts are overseen by an officer who reports to the CRO. The Corporation has a Climate and Environmental Risk Management function that is responsible for overseeing climate risk management. They are responsible for establishing the Climate Risk Framework and governance structure, and providing independent assessment and challenge of enterprise-wide climate risks.
Based on the Corporation’s Risk Framework, in 2023 we created our internal Climate Risk Framework, which addresses how the Corporation identifies, measures, monitors and controls climate risk by enhancing existing risk management processes and also includes examples of how it manifests across the seven risk types. It details the roles and responsibilities for climate risk management across our three lines of defense as noted above.
For more information on our governance framework, see Managing Risk on page 44. For more information on climate risk, see Item 1A. Risk Factors on page 8.
Climate-related Goals and Targets
In 2021, the Corporation committed to achieving net zero greenhouse gas emissions before 2050 in our financing activities, operations and supply chain (Net Zero goal), and in 2022, we released our Approach to ZeroTM, a framework for how we plan to achieve our Net Zero goal. In line with this approach, we have set interim 2030 targets across our financing activities (2030 Financing Activity Emissions Targets), operations and supply chain, all of which are further supported and complemented by our $1.5 trillion sustainable finance goal (which is aligned with the 17 UN Sustainable Development Goals) of which $1 trillion is dedicated to supporting the transition toward a low-carbon economy, including capital mobilized across clean energy sectors and tailored financial solutions for emerging areas of the low-carbon economy. In particular, we announced 2030 Financing Activity Emissions Targets for auto manufacturing, aviation, cement, energy, and power generation sectors and expect to continue to set targets for other sectors that are significant contributors to global greenhouse gas emissions and therefore prioritized by us.
Achieving our climate--related goals and targets, including our Net Zero goal and 2030 Financing Activity Emissions Targets, may require technological advances, clearly defined roadmaps for industry sectors, better emissions data reporting, new standards and public policies, including those that improve the cost of capital for the transition to a low-carbon economy, as well as strong and active engagement with customers, suppliers, investors, government officials and other stakeholders. Given the extended period of these and other climate-related goals we have established, our initiatives have not resulted in a significant effect on our results of operations or financial position in the relevant periods presented herein.
For more information on climate-related matters and the Corporation’s climate-related goals and commitments, including plans to achieve its Net Zero goal and 2030 Financing Activity Emissions Targets and progress on its sustainable finance goals, see the Corporation’s website, including its 2023 Task Force on Climate-related Financial Disclosures (TCFD) Report. The contents of the Corporation’s website, including the 2023 TCFD Report is not incorporated by reference into this Annual Report on Form 10-K.
The foregoing discussion and the statements on the Corporations’ website, including in the 2023 TCFD Report regarding its goals and commitments with respect to climate risk management, such as environmental transition considerations, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future results or performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and

81 Bank of America

are often beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.
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
The determination of the allowance for credit losses is based on numerous estimates and assumptions, which require a high degree of judgment and are often interrelated. A critical judgment in the process is the weighting of our forward-looking macroeconomic scenarios that are incorporated into our quantitative models. As any one economic outlook is inherently uncertain, the Corporation uses multiple macroeconomic scenarios in its ECL calculation, which have included a baseline scenario derived from consensus estimates, an adverse scenario reflecting an extended moderate recession, a downside scenario reflecting persistent inflation and interest rates above the baseline scenario, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario that considers the potential for improvement above the baseline scenario. The overall economic outlook is weighted towards a recessionary environment in the first half of 2024, with lower gross domestic product (GDP) growth and higher unemployment rate expectations as compared to what we experienced in the prior year. Generally, as the consensus estimates improve or deteriorate, the allowance for credit losses will change in a similar direction. There are multiple variables that drive the macroeconomic scenarios with the key variables including, but not limited to, U.S. GDP and unemployment rates. As of December 31, 2022, the weighted macroeconomic outlook for the U.S. average unemployment rate was forecasted at 5.6 percent, 5.0 percent and 4.5 percent in the fourth quarters of 2023, 2024 and 2025, respectively, and the weighted macroeconomic outlook for U.S. GDP was forecasted to contract 0.4 percent and grow 1.2 percent and 1.9 percent year-over-year in the fourth quarters of 2023, 2024 and 2025, respectively. As of December 31, 2023, the latest consensus estimates for the U.S. average unemployment rate for the fourth quarter of 2023 was 3.9 percent and U.S. GDP was forecasted to grow 2.6 percent year-over-year in the fourth quarter of 2023, reflecting a tighter labor market and healthy growth compared to our macroeconomic outlook as of December 31, 2022, and were factored into our allowance for credit losses estimate as of December 31, 2023. In addition, as of December 31, 2023, the weighted macroeconomic outlook for the U.S. average unemployment rate was forecasted at 4.9 percent in the fourth quarters of both 2024 and 2025, and the weighted macroeconomic outlook for U.S. GDP was forecasted to grow 0.3 percent and 1.4 percent year-over-year in the fourth quarters of 2024 and 2025.
In addition to the above judgments and estimates, the allowance for credit losses can also be impacted by unanticipated changes in asset quality of the portfolio, such as increases or decreases in credit and/or internal risk ratings in our commercial portfolio, improvement or deterioration in borrower delinquencies or credit scores in our credit card portfolio and increases or decreases in home prices, which is a primary driver of LTVs, in our consumer real estate portfolio, all of which have some degree of uncertainty. The allowance for credit losses increased to $14.6 billion from $14.2 billion at December 31, 2022, primarily due to a reserve build in our

Bank of America 82

consumer portfolio driven by credit card loan growth and asset quality, partially offset by a reserve release in our commercial portfolio primarily driven by improved macroeconomic conditions applicable to the commercial portfolio.
To provide an illustration of the sensitivity of the macroeconomic scenarios and other assumptions on the estimate of our allowance for credit losses, the Corporation compared the December 31, 2023 modeled ECL from the baseline scenario and our adverse scenario. Relative to the baseline scenario, the adverse scenario assumed a peak U.S. unemployment rate of over two percentage points higher than the baseline scenario, a decline in U.S. GDP followed by a prolonged recovery and a lower home price outlook with a difference of approximately 16 percent at the trough. This sensitivity analysis resulted in a hypothetical increase in the allowance for credit losses of approximately $3.8 billion.
While the sensitivity analysis may be useful to understand how changes in macroeconomic assumptions could impact our modeled ECLs, it is not meant to forecast how our allowance for credit losses is expected to change in a different macroeconomic outlook. Importantly, the analysis does not incorporate a variety of factors, including qualitative reserves and the weighting of alternate scenarios, which could have offsetting effects on the estimate. Considering the variety of factors contemplated when developing and weighting macroeconomic outlooks such as recent economic events, leading economic indicators, views of internal and third-party economists and industry trends, in addition to other qualitative factors, the Corporation believes the allowance for credit losses at December 31, 2023 is appropriate.
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
Level 3 financial instruments may be hedged with derivatives classified as Level 1 or 2; therefore, gains or losses associated with Level 3 financial instruments may be offset by gains or losses associated with financial instruments classified in other levels of the fair value hierarchy. The Level 3 gains and losses recorded in earnings did not have a significant impact on our liquidity or capital. We conduct a review of our fair value hierarchy classifications on a quarterly basis. Transfers into or out of Level 3 are made if the significant inputs used in the

83 Bank of America

financial models measuring the fair values of the assets and liabilities became unobservable or observable, respectively, in the current marketplace. For more information on transfers into and out of Level 3 during 2023, 2022 and 2021, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements.
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
The Corporation tests its goodwill for impairment on June 30 of each year or more frequently if events or circumstances indicate a potential impairment. We completed our annual goodwill impairment test as of June 30, 2023, by performing a quantitative assessment to compare the fair value of each reporting unit to its carrying value as measured by allocated equity. Based on our assessment, we have concluded that goodwill was not impaired.
The Corporation chose to perform the quantitative assessment as compared to a qualitative assessment that was performed in the prior year due to the level of interest rates and other market conditions existing at June 30, 2023. The quantitative assessment used a combination of an income approach (which utilizes the present value of cash flows to estimate fair value) and a market multiplier approach (which utilizes observable market prices and metrics of peer companies to estimate fair value). The main assumptions used in the income approach are the Corporation’s three-year internal forecasts along with long-term terminal growth values. The main assumptions used in the market multiplier approach are primarily enterprise value and equity multiples from comparable publicly traded companies in industries similar to the reporting unit.
Certain Contingent Liabilities
For more information on the complex judgments associated with certain contingent liabilities, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements.

Bank of America 84

Non-GAAP Reconciliations
Tables 45 and 46 provide reconciliations of certain non-GAAP financial measures to GAAP financial measures.

Table 45	Annual Reconciliations to GAAP Financial Measures (1)

(Dollars in millions, shares in thousands)	2023	2022	2021
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$283,353	$270,299	$273,757
Goodwill	(69,022)	(69,022)	(69,005)
Intangible assets (excluding MSRs)	(2,039)	(2,117)	(2,177)
Related deferred tax liabilities	893	922	916
Tangible shareholders’ equity	$213,185	$200,082	$203,491
Preferred stock	(28,397)	(28,318)	(23,970)
Tangible common shareholders’ equity	$184,788	$171,764	$179,521
Reconciliation of year-end shareholders’ equity to year-end tangible shareholders’ equity and year-end tangible common shareholders’ equity
Shareholders’ equity	$291,646	$273,197	$270,066
Goodwill	(69,021)	(69,022)	(69,022)
Intangible assets (excluding MSRs)	(1,997)	(2,075)	(2,153)
Related deferred tax liabilities	874	899	929
Tangible shareholders’ equity	$221,502	$202,999	$199,820
Preferred stock	(28,397)	(28,397)	(24,708)
Tangible common shareholders’ equity	$193,105	$174,602	$175,112
Reconciliation of year-end assets to year-end tangible assets
Assets	$3,180,151	$3,051,375	$3,169,495
Goodwill	(69,021)	(69,022)	(69,022)
Intangible assets (excluding MSRs)	(1,997)	(2,075)	(2,153)
Related deferred tax liabilities	874	899	929
Tangible assets	$3,110,007	$2,981,177	$3,099,249
(1)Presents reconciliations of non-GAAP financial measures to GAAP financial measures. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 29.

Table 46	Quarterly Reconciliations to GAAP Financial Measures (1)

	2023 Quarters				2022 Quarters
(Dollars in millions)	Fourth	Third	Second	First	Fourth	Third	Second	First
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$288,618	$284,975	$282,425	$277,252	$272,629	$271,017	$268,197	$269,309
Goodwill	(69,021)	(69,021)	(69,022)	(69,022)	(69,022)	(69,022)	(69,022)	(69,022)
Intangible assets (excluding MSRs)	(2,010)	(2,029)	(2,049)	(2,068)	(2,088)	(2,107)	(2,127)	(2,146)
Related deferred tax liabilities	886	890	895	899	914	920	926	929
Tangible shareholders’ equity	$218,473	$214,815	$212,249	$207,061	$202,433	$200,808	$197,974	$199,070
Preferred stock	(28,397)	(28,397)	(28,397)	(28,397)	(28,982)	(29,134)	(28,674)	(26,444)
Tangible common shareholders’ equity	$190,076	$186,418	$183,852	$178,664	$173,451	$171,674	$169,300	$172,626
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity and period-end tangible common shareholders’ equity
Shareholders’ equity	$291,646	$287,064	$283,319	$280,196	$273,197	$269,524	$269,118	$266,617
Goodwill	(69,021)	(69,021)	(69,021)	(69,022)	(69,022)	(69,022)	(69,022)	(69,022)
Intangible assets (excluding MSRs)	(1,997)	(2,016)	(2,036)	(2,055)	(2,075)	(2,094)	(2,114)	(2,133)
Related deferred tax liabilities	874	886	890	895	899	915	920	926
Tangible shareholders’ equity	$221,502	$216,913	$213,152	$210,014	$202,999	$199,323	$198,902	$196,388
Preferred stock	(28,397)	(28,397)	(28,397)	(28,397)	(28,397)	(29,134)	(29,134)	(27,137)
Tangible common shareholders’ equity	$193,105	$188,516	$184,755	$181,617	$174,602	$170,189	$169,768	$169,251
Reconciliation of period-end assets to period-end tangible assets
Assets	$3,180,151	$3,153,090	$3,123,198	$3,194,657	$3,051,375	$3,072,953	$3,111,606	$3,238,223
Goodwill	(69,021)	(69,021)	(69,021)	(69,022)	(69,022)	(69,022)	(69,022)	(69,022)
Intangible assets (excluding MSRs)	(1,997)	(2,016)	(2,036)	(2,055)	(2,075)	(2,094)	(2,114)	(2,133)
Related deferred tax liabilities	874	886	890	895	899	915	920	926
Tangible assets	$3,110,007	$3,082,939	$3,053,031	$3,124,475	$2,981,177	$3,002,752	$3,041,390	$3,167,994
(1)Presents reconciliations of non-GAAP financial measures to GAAP financial measures. For more information on non-GAAP financial measures and ratios we use in assessing the results of the Corporation, see Supplemental Financial Data on page 29.

85 Bank of America

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
See Market Risk Management on page 73 in the MD&A and the sections referenced therein for Quantitative and Qualitative Disclosures about Market Risk.

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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2023, the Corporation’s internal control over financial reporting is effective.
The Corporation’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023.
Brian T. Moynihan
Chair, Chief Executive Officer and President

Alastair M. Borthwick
Chief Financial Officer

87 Bank of America

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Bank of America Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Bank of America Corporation and its subsidiaries (the “Corporation”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Corporation's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Allowance for Loan and Lease Losses - Commercial and Consumer Card Loans
As described in Notes 1 and 5 to the consolidated financial statements, the allowance for loan and lease losses represents management’s estimate of the expected credit losses in the Corporation’s loan and lease portfolio, excluding loans and unfunded lending commitments accounted for under the fair value option. As of December 31, 2023, the allowance for loan and lease losses was $13.3 billion on total loans and leases of $1,050.2 billion, which excludes loans accounted for under the fair value option. For commercial and consumer card loans, the expected credit loss is typically estimated using quantitative methods that consider a variety of factors such as historical

Bank of America 88

loss experience, the current credit quality of the portfolio as well as an economic outlook over the life of the loan. In its loss forecasting framework, the Corporation incorporates forward looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to, unemployment rates, real estate prices, gross domestic product levels and corporate bond spreads. The scenarios that are chosen and the weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, views of internal as well as third-party economists and industry trends. Also included in the allowance for loan and lease losses are qualitative reserves to cover losses that are expected but, in the Corporation's assessment, may not be adequately reflected in the quantitative methods or the economic assumptions. Factors that the Corporation considers include changes in lending policies and procedures, business conditions, the nature and size of the portfolio, portfolio concentrations, the volume and severity of past due loans and nonaccrual loans, the effect of external factors such as competition, and legal and regulatory requirements, among others. Further, the Corporation considers the inherent uncertainty in quantitative models that are built on historical data.
The principal considerations for our determination that performing procedures relating to the allowance for loan and lease losses for the commercial and consumer card portfolios is a critical audit matter are (i) the significant judgment and estimation by management in developing lifetime economic forecast scenarios and related weightings to each scenario, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and in evaluating audit evidence obtained, and (ii) the audit effort involved professionals with specialized skill and knowledge.
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
Valuation of Certain Level 3 Financial Instruments
As described in Notes 1 and 20 to the consolidated financial statements, the Corporation carries certain financial instruments at fair value, which includes $9.3 billion of assets and $6.6 billion of liabilities classified as Level 3 fair value measurements that are valued on a recurring basis and $3.9 billion of assets classified as Level 3 fair value measurements that are valued on a nonrecurring basis, for which the determination of fair value requires significant management judgment or estimation. The Corporation determines the fair value of Level 3 financial instruments using pricing models, discounted cash flow methodologies, or similar techniques that require inputs that are both unobservable and are significant to the overall fair value measurement. Unobservable inputs, such as volatility or implied yield, may be determined using quantitative-based extrapolations, pricing models or other internal methodologies which incorporate management estimates and available market information.
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
February 20, 2024

We have served as the Corporation’s auditor since 1958.

89 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

(In millions, except per share information)	2023	2022	2021
Net interest income
Interest income	$130,262	$72,565	$47,672
Interest expense	73,331	20,103	4,738
Net interest income	56,931	52,462	42,934

Noninterest income
Fees and commissions	32,009	33,212	39,299
Market making and similar activities	12,732	12,075	8,691
Other income	(3,091)	(2,799)	(1,811)
Total noninterest income	41,650	42,488	46,179
Total revenue, net of interest expense	98,581	94,950	89,113

Provision for credit losses	4,394	2,543	(4,594)

Noninterest expense
Compensation and benefits	38,330	36,447	36,140
Occupancy and equipment	7,164	7,071	7,138
Information processing and communications	6,707	6,279	5,769
Product delivery and transaction related	3,608	3,653	3,881
Professional fees	2,159	2,142	1,775
Marketing	1,927	1,825	1,939
Other general operating	5,950	4,021	3,089
Total noninterest expense	65,845	61,438	59,731
Income before income taxes	28,342	30,969	33,976
Income tax expense	1,827	3,441	1,998
Net income	$26,515	$27,528	$31,978
Preferred stock dividends and other	1,649	1,513	1,421
Net income applicable to common shareholders	$24,866	$26,015	$30,557

Per common share information
Earnings	$3.10	$3.21	$3.60
Diluted earnings	3.08	3.19	3.57
Average common shares issued and outstanding	8,028.6	8,113.7	8,493.3
Average diluted common shares issued and outstanding	8,080.5	8,167.5	8,558.4

Consolidated Statement of Comprehensive Income

(Dollars in millions)	2023	2022	2021
Net income	$26,515	$27,528	$31,978
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	573	(6,028)	(2,077)
Net change in debit valuation adjustments	(686)	755	356
Net change in derivatives	3,919	(10,055)	(2,306)
Employee benefit plan adjustments	(439)	(667)	624
Net change in foreign currency translation adjustments	1	(57)	(45)
Other comprehensive income (loss)	3,368	(16,052)	(3,448)
Comprehensive income (loss)	$29,883	$11,476	$28,530

See accompanying Notes to Consolidated Financial Statements.

Bank of America 90

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	December 31
(Dollars in millions)	2023	2022
Assets
Cash and due from banks	$27,892	$30,334
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	305,181	199,869
Cash and cash equivalents	333,073	230,203
Time deposits placed and other short-term investments	8,346	7,259
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $133,053 and $146,999 measured at fair value)	280,624	267,574
Trading account assets (includes $130,815 and $115,505 pledged as collateral)	277,354	296,108
Derivative assets	39,323	48,642
Debt securities:
Carried at fair value	276,852	229,994
Held-to-maturity, at cost (fair value $496,597 and $524,267)	594,555	632,825
Total debt securities	871,407	862,819
Loans and leases (includes $3,569 and $5,771 measured at fair value)	1,053,732	1,045,747
Allowance for loan and lease losses	(13,342)	(12,682)
Loans and leases, net of allowance	1,040,390	1,033,065
Premises and equipment, net	11,855	11,510
Goodwill	69,021	69,022
Loans held-for-sale (includes $2,059 and $1,115 measured at fair value)	6,002	6,871
Customer and other receivables	81,881	67,543
Other assets (includes $11,861 and $9,594 measured at fair value)	160,875	150,759
Total assets	$3,180,151	$3,051,375

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$530,619	$640,745
Interest-bearing (includes $284 and $311 measured at fair value)	1,273,904	1,182,590
Deposits in non-U.S. offices:
Noninterest-bearing	16,427	20,480
Interest-bearing	102,877	86,526
Total deposits	1,923,827	1,930,341
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $178,609 and $151,708 measured at fair value)	283,887	195,635
Trading account liabilities	95,530	80,399
Derivative liabilities	43,432	44,816
Short-term borrowings (includes $4,690 and $832 measured at fair value)	32,098	26,932
Accrued expenses and other liabilities (includes $11,473 and $9,752 measured at fair value and $1,209 and $1,540 of reserve for unfunded lending commitments)	207,527	224,073
Long-term debt (includes $42,809 and $33,070 measured at fair value)	302,204	275,982
Total liabilities	2,888,505	2,778,178
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities and Note 12 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 4,088,099 and 4,088,101 shares	28,397	28,397
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 7,895,457,665 and 7,996,777,943 shares	56,365	58,953
Retained earnings	224,672	207,003
Accumulated other comprehensive income (loss)	(17,788)	(21,156)
Total shareholders’ equity	291,646	273,197
Total liabilities and shareholders’ equity	$3,180,151	$3,051,375

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$6,054	$2,816
Loans and leases	18,276	16,738
Allowance for loan and lease losses	(826)	(797)
Loans and leases, net of allowance	17,450	15,941
All other assets	269	116
Total assets of consolidated variable interest entities	$23,773	$18,873
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $23 and $42 of non-recourse short-term borrowings)	$2,957	$42
Long-term debt (includes $8,456 and $4,581 of non-recourse debt)	8,456	4,581
All other liabilities (includes $19 and $13 of non-recourse liabilities)	19	13
Total liabilities of consolidated variable interest entities	$11,432	$4,636
See accompanying Notes to Consolidated Financial Statements.

91 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, December 31, 2020	$24,510	8,650.8	$85,982	$164,088	$(1,656)	$272,924
Net income				31,978		31,978
Net change in debt securities					(2,077)	(2,077)
Net change in debit valuation adjustments					356	356
Net change in derivatives					(2,306)	(2,306)
Employee benefit plan adjustments					624	624
Net change in foreign currency translation adjustments					(45)	(45)
Dividends declared:
Common				(6,575)		(6,575)
Preferred				(1,421)		(1,421)
Issuance of preferred stock	2,169					2,169
Redemption of preferred stock	(1,971)					(1,971)
Common stock issued under employee plans, net, and other		42.3	1,542	(6)		1,536
Common stock repurchased		(615.3)	(25,126)			(25,126)
Balance, December 31, 2021	$24,708	8,077.8	$62,398	$188,064	$(5,104)	$270,066
Net income				27,528		27,528
Net change in debt securities					(6,028)	(6,028)
Net change in debit valuation adjustments					755	755
Net change in derivatives					(10,055)	(10,055)
Employee benefit plan adjustments					(667)	(667)
Net change in foreign currency translation adjustments					(57)	(57)
Dividends declared:
Common				(6,963)		(6,963)
Preferred				(1,596)		(1,596)
Issuance of preferred stock	4,426					4,426
Redemption of preferred stock	(737)		83			(654)
Common stock issued under employee plans, net, and other		44.9	1,545	(30)		1,515
Common stock repurchased		(125.9)	(5,073)			(5,073)
Balance, December 31, 2022	$28,397	7,996.8	$58,953	$207,003	$(21,156)	$273,197
Cumulative adjustment for adoption of credit loss accounting standard				184		184
Net income				26,515		26,515
Net change in debt securities					573	573
Net change in debit valuation adjustments					(686)	(686)
Net change in derivatives					3,919	3,919
Employee benefit plan adjustments					(439)	(439)
Net change in foreign currency translation adjustments					1	1
Dividends declared:
Common				(7,374)		(7,374)
Preferred				(1,649)		(1,649)
Common stock issued under employee plans, net, and other		45.4	1,988	(7)		1,981
Common stock repurchased		(146.7)	(4,576)			(4,576)
Balance, December 31, 2023	$28,397	7,895.5	$56,365	$224,672	$(17,788)	$291,646

See accompanying Notes to Consolidated Financial Statements.

Bank of America 92

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

(Dollars in millions)	2023	2022	2021
Operating activities
Net income	$26,515	$27,528	$31,978
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,394	2,543	(4,594)
(Gains) losses on sales of debt securities	405	(32)	(22)
Depreciation and amortization	2,057	1,978	1,898
Net amortization of premium/discount on debt securities	(397)	2,072	5,837
Deferred income taxes	(2,011)	739	(838)
Stock-based compensation	2,942	2,862	2,768
Loans held-for-sale:
Originations and purchases	(15,621)	(24,862)	(43,635)
Proceeds from sales and paydowns of loans originally classified as held for sale and instruments from related securitization activities	16,262	31,567	34,684
Net change in:
Trading and derivative assets/liabilities	44,391	(95,772)	(22,104)
Other assets	(23,944)	20,799	(34,455)
Accrued expenses and other liabilities	(17,719)	23,029	16,639
Other operating activities, net	7,708	1,222	4,651
Net cash provided by (used in) operating activities	44,982	(6,327)	(7,193)
Investing activities
Net change in:
Time deposits placed and other short-term investments	(1,087)	(115)	(598)
Federal funds sold and securities borrowed or purchased under agreements to resell	(13,050)	(16,854)	53,338
Debt securities carried at fair value:
Proceeds from sales	101,165	69,114	6,893
Proceeds from paydowns and maturities	148,699	110,195	159,616
Purchases	(290,959)	(134,962)	(238,398)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	36,955	63,852	124,880
Purchases	(98)	(24,096)	(362,736)
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	11,081	26,757	10,396
Purchases	(5,351)	(5,798)	(5,164)
Other changes in loans and leases, net	(17,484)	(86,010)	(58,039)
Other investing activities, net	(5,258)	(4,612)	(3,479)
Net cash used in investing activities	(35,387)	(2,529)	(313,291)
Financing activities
Net change in:
Deposits	(6,514)	(134,190)	268,966
Federal funds purchased and securities loaned or sold under agreements to repurchase	88,252	3,306	22,006
Short-term borrowings	5,162	3,179	4,432
Long-term debt:
Proceeds from issuance	65,396	65,910	76,675
Retirement	(44,571)	(34,055)	(46,826)
Preferred stock:
Proceeds from issuance	—	4,426	2,169
Redemption	—	(654)	(1,971)
Common stock repurchased	(4,576)	(5,073)	(25,126)
Cash dividends paid	(9,087)	(8,576)	(8,055)
Other financing activities, net	(717)	(312)	(620)
Net cash provided by (used in) financing activities	93,345	(106,039)	291,650
Effect of exchange rate changes on cash and cash equivalents	(70)	(3,123)	(3,408)
Net increase (decrease) in cash and cash equivalents	102,870	(118,018)	(32,242)
Cash and cash equivalents at January 1	230,203	348,221	380,463
Cash and cash equivalents at December 31	$333,073	$230,203	$348,221
Supplemental cash flow disclosures
Interest paid	$69,604	$18,526	$4,506
Income taxes paid, net	3,405	2,288	2,760
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
New Accounting Standards Issued
Segment Reporting
The FASB amended the segment reporting requirements to add disclosures of incremental segment expense categories. The amended disclosures are effective for the fiscal year December 31, 2024, and interim periods thereafter, on a retrospective basis.
Income Taxes
The FASB expanded the income tax disclosure requirements related to the rate reconciliation and income taxes paid information. The amended disclosures are effective January 1, 2025, on a prospective basis.
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
The Corporation’s policy is to monitor the market value of the principal amount loaned under resale agreements and obtain collateral from or return collateral pledged to counterparties when appropriate. Securities financing agreements do not create material credit risk due to these collateral provisions; therefore, any allowance for loan losses is insignificant.
In transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged or sold as collateral, it recognizes an asset on the Consolidated Balance Sheet at fair value, representing the securities received, and a liability, representing the obligation to return those securities.
Trading Instruments
Financial instruments utilized in trading activities are carried at fair value. Fair value is generally based on quoted market prices for the same or similar assets and liabilities. If these market prices are not available, fair values are estimated based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques where the determination of fair value may require significant management judgment or estimation. Realized gains and losses are recorded on a trade-

Bank of America 94

date basis. Realized and unrealized gains and losses are recognized in market making and similar activities.
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
Derivatives Used For Hedge Accounting Purposes
(Accounting Hedges)
For accounting hedges, the Corporation formally documents at inception all relationships between hedging instruments and hedged items, as well as the risk management objectives and strategies for undertaking various accounting hedges. Additionally, the Corporation primarily uses regression analysis at the inception of a hedge and for each reporting period thereafter to assess whether the derivative used in an accounting hedge transaction is expected to be and has been highly effective in offsetting changes in the fair value or cash flows of a hedged item or forecasted transaction. The Corporation discontinues hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge.
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
Securities
Debt securities are reported on the Consolidated Balance Sheet at their trade date. Their classification is dependent on the purpose for which the securities were acquired. Debt securities purchased for use in the Corporation’s trading activities are reported in trading account assets at fair value with unrealized gains and losses included in market making and similar activities. Substantially all other debt securities purchased are used in the Corporation’s asset and liability management (ALM) activities and are reported on the Consolidated Balance Sheet as either debt securities carried at fair value or as held-to-maturity (HTM) debt securities. Debt securities carried at fair value are either available-for-sale (AFS) securities with unrealized gains and losses net-of-tax included in accumulated OCI or carried at fair value with unrealized gains and losses reported in market making and similar activities. HTM debt securities are debt securities that management has the intent and ability to hold to maturity and are reported at amortized cost. If more than 85 percent of the principal has been collected

95 Bank of America

on level-payment mortgage-backed HTM debt securities since their acquisition, the debt securities, if disposed, are treated as matured for classification purposes.
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
Interest on debt securities, including amortization of premiums and accretion of discounts, is included in interest income. Premiums and discounts are amortized or accreted to interest income at a constant effective yield over the contractual lives of the securities. Realized gains and losses from the sales or dispositions of debt securities are determined using the specific identification method.
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
For loans and leases, the ECL is typically estimated using quantitative methods that consider a variety of factors such as historical loss experience, the current credit quality of the portfolio as well as an economic outlook over the life of the loan. The life of the loan for closed-ended products is based on the contractual maturity of the loan adjusted for any expected prepayments. The contractual maturity includes any extension options that are at the sole discretion of the borrower. For open- ended products (e.g., lines of credit), the ECL is determined based on the maximum repayment term associated with future draws from credit lines unless those lines of credit are unconditionally cancellable (e.g., credit cards) in which case the Corporation does not record any allowance.
In its loss forecasting framework, the Corporation incorporates forward-looking information through the use of macroeconomic scenarios applied over the forecasted life of the assets. These macroeconomic scenarios include variables that have historically been key drivers of increases and decreases in credit losses. These variables include, but are not limited to,

Bank of America 96

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
For loans that are more than 180 days past due, the Corporation bases the allowance on the estimated fair value of the underlying collateral as of the reporting date less costs to sell. The fair value of the collateral securing these loans is generally determined using an automated valuation model (AVM) that estimates the value of a property by reference to market data including sales of comparable properties and price trends specific to the Metropolitan Statistical Area in which the property being valued is located. In the event that an AVM value is not available, the Corporation utilizes publicized indices or if these methods provide less reliable valuations, the Corporation uses appraisals or broker price opinions to estimate the fair value of the collateral. While there is inherent imprecision in these valuations, the Corporation believes that they are representative of this portfolio in the aggregate.
For loans that are more than 180 days past due, with the exception of the Corporation’s fully insured portfolio, the outstanding balance of loans that is in excess of the estimated property value after adjusting for costs to sell is charged off. If the estimated property value decreases in periods subsequent to the initial charge-off, the Corporation will record an additional charge-off; however, if the value increases in periods subsequent to the charge-off, the Corporation will adjust the allowance to account for the increase but not to a level above the cumulative charge-off amount.
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

97 Bank of America

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
Nonperforming loans and leases generally include loans and leases that have been placed on nonaccrual status. Loans accounted for under the fair value option and LHFS are not reported as nonperforming. When a nonaccrual loan is deemed uncollectible, it is charged off against the allowance for credit losses. If the charged-off amount is later recovered, the amount is reversed through the allowance for credit losses at the recovery date. Charge-offs are reported net of recoveries (net charge-offs). If recoveries for the period are greater than charge- offs, net charge-offs are reported as a negative amount.
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

Bank of America 98

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

99 Bank of America

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

Bank of America 100

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
Other Revenue Measurement and Recognition Policies
The Corporation did not disclose the value of any open performance obligations at December 31, 2023, as its contracts with customers generally have a fixed term that is less than one year, an open term with a cancellation period that is less than one year, or provisions that allow the Corporation to recognize revenue at the amount it has the right to invoice.
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

101 Bank of America

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
NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for 2023, 2022 and 2021. For more information, see Note 1 – Summary of Significant Accounting Principles. For a disaggregation of noninterest income by business segment and All Other, see Note 23 – Business Segment Information.

(Dollars in millions)	2023	2022	2021
Net interest income
Interest income
Loans and leases	$57,124	$37,919	$29,282
Debt securities	20,226	17,127	12,376
Federal funds sold and securities borrowed or purchased under agreements to resell (1)	18,679	4,560	(90)
Trading account assets	8,773	5,521	3,770
Other interest income	25,460	7,438	2,334
Total interest income	130,262	72,565	47,672

Interest expense
Deposits	26,163	4,718	537
Short-term borrowings (1)	30,553	6,978	(358)
Trading account liabilities	2,043	1,538	1,128
Long-term debt	14,572	6,869	3,431
Total interest expense	73,331	20,103	4,738
Net interest income	$56,931	$52,462	$42,934

Noninterest income
Fees and commissions
Card income
Interchange fees (2)	$3,983	$4,096	$4,560
Other card income	2,071	1,987	1,658
Total card income	6,054	6,083	6,218
Service charges
Deposit-related fees	4,382	5,190	6,271
Lending-related fees	1,302	1,215	1,233
Total service charges	5,684	6,405	7,504
Investment and brokerage services
Asset management fees	12,002	12,152	12,729
Brokerage fees	3,561	3,749	3,961
Total investment and brokerage services	15,563	15,901	16,690
Investment banking fees
Underwriting income	2,235	1,970	5,077
Syndication fees	898	1,070	1,499
Financial advisory services	1,575	1,783	2,311
Total investment banking fees	4,708	4,823	8,887
Total fees and commissions	32,009	33,212	39,299
Market making and similar activities	12,732	12,075	8,691
Other income (loss)	(3,091)	(2,799)	(1,811)
Total noninterest income	$41,650	$42,488	$46,179
(1)For more information on negative interest, see Note 1 – Summary of Significant Accounting Principles.
(2)Gross interchange fees and merchant income were $13.3 billion, $12.9 billion and $11.5 billion for 2023, 2022 and 2021, respectively, and are presented net of $9.3 billion, $8.8 billion and $6.9 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

Bank of America 102

NOTE 3 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the
Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at December 31, 2023 and 2022. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		December 31, 2023
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$15,715.2	$78.4	$7.9	$86.3	$66.6	$18.5	$85.1
Futures and forwards	2,803.8	5.1	—	5.1	7.0	—	7.0
Written options (2)	1,807.7	—	—	—	31.7	—	31.7
Purchased options (3)	1,714.9	32.9	—	32.9	—	—	—
Foreign exchange contracts
Swaps	1,814.7	41.1	0.2	41.3	38.2	0.5	38.7
Spot, futures and forwards	3,561.7	37.2	6.1	43.3	40.3	6.2	46.5
Written options (2)	462.8	—	—	—	6.8	—	6.8
Purchased options (3)	405.3	6.2	—	6.2	—	—	—
Equity contracts
Swaps	427.0	13.3	—	13.3	16.7	—	16.7
Futures and forwards	136.9	2.1	—	2.1	1.6	—	1.6
Written options (2)	854.9	—	—	—	50.1	—	50.1
Purchased options (3)	716.2	44.1	—	44.1	—	—	—
Commodity contracts
Swaps	59.0	3.1	—	3.1	4.5	—	4.5
Futures and forwards	187.8	3.8	—	3.8	3.1	0.4	3.5
Written options (2)	67.1	—	—	—	3.3	—	3.3
Purchased options (3)	70.9	3.0	—	3.0	—	—	—
Credit derivatives (4)
Purchased credit derivatives:
Credit default swaps	312.8	1.7	—	1.7	2.5	—	2.5
Total return swaps/options	69.4	0.8	—	0.8	1.3	—	1.3
Written credit derivatives:
Credit default swaps	289.1	2.2	—	2.2	1.6	—	1.6
Total return swaps/options	68.6	1.1	—	1.1	0.3	—	0.3
Gross derivative assets/liabilities		$276.1	$14.2	$290.3	$275.6	$25.6	$301.2
Less: Legally enforceable master netting agreements				(221.6)			(221.6)
Less: Cash collateral received/paid				(29.4)			(36.2)
Total derivative assets/liabilities				$39.3			$43.4
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
(4)The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $520 million and $266.5 billion at December 31, 2023.

103 Bank of America

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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance
Sheet at December 31, 2023 and 2022 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements, which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash.

Bank of America 104

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	December 31, 2023		December 31, 2022
Interest rate contracts
Over-the-counter	$119.2	$117.7	$138.4	$132.3
Exchange-traded	0.2	0.2	0.4	0.1
Over-the-counter cleared	4.4	3.3	71.4	71.1
Foreign exchange contracts
Over-the-counter	89.7	90.4	109.7	110.6
Over-the-counter cleared	0.2	0.2	1.3	1.2
Equity contracts
Over-the-counter	24.7	32.2	21.5	22.6
Exchange-traded	34.4	33.9	33.0	33.8
Commodity contracts
Over-the-counter	6.6	8.4	8.3	9.3
Exchange-traded	2.3	2.1	2.4	1.9
Over-the-counter cleared	0.4	0.5	0.3	0.3
Credit derivatives
Over-the-counter	5.7	5.6	8.9	7.5
Total gross derivative assets/liabilities, before netting
Over-the-counter	245.9	254.3	286.8	282.3
Exchange-traded	36.9	36.2	35.8	35.8
Over-the-counter cleared	5.0	4.0	73.0	72.6
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(212.1)	(218.9)	(243.8)	(248.2)
Exchange-traded	(35.4)	(35.4)	(33.5)	(33.5)
Over-the-counter cleared	(3.5)	(3.5)	(72.4)	(72.0)
Derivative assets/liabilities, after netting	36.8	36.7	45.9	37.0
Other gross derivative assets/liabilities (2)	2.5	6.7	2.7	7.8
Total derivative assets/liabilities	39.3	43.4	48.6	44.8
Less: Financial instruments collateral (3)	(15.5)	(13.0)	(18.5)	(7.4)
Total net derivative assets/liabilities	$23.8	$30.4	$30.1	$37.4
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

105 Bank of America

operations determined to have functional currencies other than the U.S. dollar using forward exchange contracts and cross-currency basis swaps, and by issuing foreign currency- denominated debt (net investment hedges).
Fair Value Hedges
The table below summarizes information related to fair value hedges for 2023, 2022 and 2021.

Gains and Losses on Derivatives Designated as Fair Value Hedges

	Derivative			Hedged Item
(Dollars in millions)	2023	2022	2021	2023	2022	2021
Interest rate risk on long-term debt (1)	$3,594	$(26,654)	$(7,018)	$(3,652)	$26,825	$6,838
Interest rate and foreign currency risk (2)	(17)	(120)	(90)	27	119	79
Interest rate risk on available-for-sale securities (3)	(3,518)	21,991	5,203	3,417	(22,280)	(5,167)
Price risk on commodity inventory (4)	2	674	—	(2)	(674)	—
Total	$61	$(4,109)	$(1,905)	$(210)	$3,990	$1,750
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)Represents cross-currency interest rate swaps related to available-for-sale debt securities and long-term debt. For 2023, 2022 and 2021, the derivative amount includes gains (losses) of $6 million, $0 and $0 in interest income, $13 million, $(37) million and $(73) million in interest expense, $(51) million, $(81) million and $0 in market making and similar activities, and $15 million, $(2) million and $(17) million in accumulated OCI, respectively. Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
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

Designated Fair Value Hedged Assets and Liabilities

	December 31, 2023		December 31, 2022
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt (2)	$203,986	$(5,767)	$187,402	$(21,372)
Available-for-sale debt securities (2, 3, 4)	134,077	(1,793)	167,518	(18,190)
Trading account assets (5)	7,475	414	16,119	146
(1)Increase (decrease) to carrying value.
(2)At December 31, 2023 and 2022, the cumulative fair value adjustments remaining on long-term debt and available-for-sale debt securities from discontinued hedging relationships resulted in a decrease of $10.5 billion and an increase of $137 million in the related liability and a decrease in the related asset of $5.6 billion and $4.9 billion, which are being amortized over the remaining contractual life of the de-designated hedged items.
(3)These amounts include the amortized cost of the financial assets in closed portfolios used to designate hedging relationships in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship (i.e. portfolio layer hedging relationship). At December 31, 2023 and 2022, the amortized cost of the closed portfolios used in these hedging relationships was $39.1 billion and $21.4 billion, of which $22.5 billion and $9.2 billion were designated in a portfolio layer hedging relationship. At December 31, 2023 and 2022, the cumulative adjustment associated with these hedging relationships was an increase of $48 million and a decrease of $451 million.
(4)Carrying value represents amortized cost.
(5)Represents hedging activities related to certain commodities inventory.
Cash Flow and Net Investment Hedges
The following table summarizes certain information related to cash flow hedges and net investment hedges for 2023, 2022 and 2021. Of the $8.0 billion after-tax net loss ($10.7 billion pretax) on derivatives in accumulated OCI at December 31, 2023, losses of $3.4 billion after-tax ($4.6 billion pretax) related to both open and terminated cash flow hedges are expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily decrease net interest income related to the respective hedged items. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately ten years. For terminated cash flow hedges, the time period over which the forecasted transactions will be recognized in interest income is approximately five years, with the aggregated amount beyond this time period being insignificant.
On November 15, 2023, Bloomberg Index Services Limited announced the permanent cessation of the Bloomberg Short-Term Bank Yield Index (BSBY) and all its tenors effective after final publication on November 15, 2024. The Corporation determined that certain forecasted BSBY-indexed interest payments, which had been designated in cash flow hedges, were no longer expected to occur beyond November 15, 2024 as they will transition to a new reference rate. Accordingly, during the fourth quarter of 2023, the Corporation reclassified $2.0 billion of pretax loss from accumulated OCI into market making and similar activities for the amount related to these forecasted transactions.

Bank of America 106

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Gains (Losses) Recognized in Accumulated OCI on Derivatives			Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)	2023	2022	2021	2023	2022	2021
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$1,995	$(13,492)	$(2,686)	$(3,176)	$(338)	$148
Price risk on forecasted MBS purchases (1)	6	(129)	(249)	(2)	11	26
Price risk on certain compensation plans (2)	48	(88)	93	25	29	55
Total	$2,049	$(13,709)	$(2,842)	$(3,153)	$(298)	$229
Net investment hedges
Foreign exchange risk (3)	$(808)	$1,710	$1,451	$143	$3	$23
(1)Amounts reclassified from accumulated OCI are recorded in interest income and market making and similar activities in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. Amounts excluded from effectiveness testing and recognized in market making and similar activities were gains of $195 million and losses of $38 million and $123 million in 2023, 2022 and 2021, respectively.
Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The table below presents gains (losses) on these derivatives for 2023, 2022 and 2021. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

(Dollars in millions)	2023	2022	2021
Interest rate risk on mortgage activities (1, 2)	$16	$(326)	$(18)
Credit risk on loans (2)	(70)	(37)	(25)
Interest rate and foreign currency risk on asset and liability management activities (3)	777	4,713	1,757
Price risk on certain compensation plans (4)	584	(1,073)	917
(1)Includes hedges of interest rate risk on MSRs and IRLCs to originate mortgage loans that will be held for sale.
(2)Gains (losses) on these derivatives are recorded in other income.
(3)Gains (losses) on these derivatives are recorded in market making and similar activities. For 2023, includes $447 million of positive fair value adjustments related to the interest rate swaps that occurred after de-designation of BSBY hedges and prior to re-designation of the interest rate swaps into new hedges.
(4)Gains (losses) on these derivatives are recorded in compensation and benefits expense.
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At December 31, 2023 and 2022, the Corporation had transferred $4.1 billion and $4.8 billion of non-U.S. government-guaranteed mortgage-backed securities to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $4.2 billion and $4.9 billion at the transfer dates. At December 31, 2023 and 2022, the fair value of the transferred securities was $4.1 billion and $4.7 billion.
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
The following table, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for 2023, 2022 and 2021. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 23 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The following table is not presented on an FTE basis.

107 Bank of America

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	2023
Interest rate risk	$3,192	$366	$402	$3,960
Foreign exchange risk	1,800	149	87	2,036
Equity risk	6,628	(1,955)	1,774	6,447
Credit risk	1,205	2,462	340	4,007
Other risk (2)	602	(155)	(67)	380
Total sales and trading revenue	$13,427	$867	$2,536	$16,830

	2022
Interest rate risk	$1,919	$1,619	$392	$3,930
Foreign exchange risk	1,981	46	(44)	1,983
Equity risk	6,077	(1,288)	1,757	6,546
Credit risk	592	2,228	177	2,997
Other risk (2)	835	(171)	15	679
Total sales and trading revenue	$11,404	$2,434	$2,297	$16,135

	2021
Interest rate risk	$523	$1,794	$217	$2,534
Foreign exchange risk	1,505	(80)	14	1,439
Equity risk	4,581	(5)	1,834	6,410
Credit risk	1,390	1,684	556	3,630
Other risk (2)	759	(128)	124	755
Total sales and trading revenue	$8,758	$3,265	$2,745	$14,768
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $2.0 billion, $2.0 billion and $1.9 billion in 2023, 2022 and 2021, respectively.
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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at December 31, 2023 and 2022 are summarized in the following table.

Bank of America 108

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	December 31, 2023
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$—	$11	$26	$20	$57
Non-investment grade	38	277	601	595	1,511
Total	38	288	627	615	1,568
Total return swaps/options:
Investment grade	59	—	—	—	59
Non-investment grade	149	69	56	5	279
Total	208	69	56	5	338
Total credit derivatives	$246	$357	$683	$620	$1,906
Credit-related notes:
Investment grade	$—	$—	$—	$859	$859
Non-investment grade	—	5	16	1,103	1,124
Total credit-related notes	$—	$5	$16	$1,962	$1,983
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$33,750	$65,015	$83,313	$17,023	$199,101
Non-investment grade	18,061	32,155	33,934	5,827	89,977
Total	51,811	97,170	117,247	22,850	289,078
Total return swaps/options:
Investment grade	40,515	1,503	1,561	23	43,602
Non-investment grade	20,694	1,414	1,907	988	25,003
Total	61,209	2,917	3,468	1,011	68,605
Total credit derivatives	$113,020	$100,087	$120,715	$23,861	$357,683

	December 31, 2022
	Carrying Value
Credit default swaps:
Investment grade	$2	$25	$133	$34	$194
Non-investment grade	120	516	870	697	2,203
Total	122	541	1,003	731	2,397
Total return swaps/options:
Investment grade	55	336	—	—	391
Non-investment grade	332	9	132	10	483
Total	387	345	132	10	874
Total credit derivatives	$509	$886	$1,135	$741	$3,271
Credit-related notes:
Investment grade	$—	$—	$19	$1,017	$1,036
Non-investment grade	—	7	6	1,035	1,048
Total credit-related notes	$—	$7	$25	$2,052	$2,084
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$34,670	$66,170	$93,237	$18,677	$212,754
Non-investment grade	15,229	29,629	30,891	6,662	82,411
Total	49,899	95,799	124,128	25,339	295,165
Total return swaps/options:
Investment grade	38,722	10,407	—	—	49,129
Non-investment grade	32,764	500	2,054	897	36,215
Total	71,486	10,907	2,054	897	85,344
Total credit derivatives	$121,385	$106,706	$126,182	$26,236	$380,509
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
Credit-related Contingent Features and Collateral
The Corporation executes the majority of its derivative contracts in the OTC market with large, international financial institutions, including broker-dealers and, to a lesser degree, with a variety of nonfinancial companies. A significant majority of the derivative transactions are executed on a daily margin basis. Therefore, events such as a credit rating downgrade (depending on the ultimate rating level) or a breach of credit covenants would typically require an increase in the amount of collateral

109 Bank of America

required of the counterparty, where applicable, and/or allow the Corporation to take additional protective measures such as early termination of all trades. Further, as previously discussed on page 105, the Corporation enters into legally enforceable master netting agreements that reduce risk by permitting closeout and netting of transactions with the same counterparty upon the occurrence of certain events.
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At December 31, 2023 and 2022, the Corporation held cash and securities collateral of $104.1 billion and $101.3 billion and posted cash and securities collateral of $93.4 billion and $81.2 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At December 31, 2023, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $2.5 billion, including $1.1 billion for Bank of America, National Association (BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At December 31, 2023 and 2022, the liability recorded for these derivative contracts was not significant.
The following table presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at December 31, 2023 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch. The table also presents derivative liabilities that would be subject to unilateral termination by counterparties upon downgrade of the Corporation's or certain subsidiaries’ long-term senior debt ratings.

Additional Collateral Required to be Posted and Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at December 31, 2023

(Dollars in millions)	One Incremental Notch	Second Incremental Notch
Additional collateral required to be posted upon downgrade
Bank of America Corporation	$134	$902
Bank of America, N.A. and subsidiaries (1)	45	729

Derivative liabilities subject to unilateral termination upon downgrade
Derivative liabilities	$7	$36
Collateral posted	6	23
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
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for 2023, 2022 and 2021. CVA gains reduce the cumulative CVA thereby increasing the derivative assets balance. DVA gains increase the cumulative DVA thereby decreasing the derivative liabilities balance. CVA and DVA losses have the opposite impact. FVA gains related to derivative assets reduce the cumulative FVA thereby increasing the derivative assets balance. FVA gains related to derivative liabilities increase the cumulative FVA thereby decreasing the derivative liabilities balance. FVA losses have the opposite impact.

Valuation Adjustments Gains (Losses) on Derivatives (1)

(Dollars in millions)	2023	2022	2021
Derivative assets (CVA)	$159	$(80)	$208
Derivative assets/liabilities (FVA)	(33)	125	(2)
Derivative liabilities (DVA)	(207)	194	3
(1)At December 31, 2023, 2022 and 2021, cumulative CVA reduced the derivative assets balance by $359 million, $518 million and $438 million, cumulative FVA reduced the net derivative balance by $87 million, $54 million and $179 million, and cumulative DVA reduced the derivative liabilities balance by $299 million, $506 million and $312 million, respectively.

Bank of America 110

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value and HTM debt securities at December 31, 2023 and 2022.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	December 31, 2023				December 31, 2022
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$39,195	$37	$(1,420)	$37,812	$25,204	$5	$(1,767)	$23,442
Agency-collateralized mortgage obligations	2,739	6	(201)	2,544	2,452	—	(231)	2,221
Commercial	10,909	40	(514)	10,435	6,894	28	(515)	6,407
Non-agency residential (1)	449	3	(70)	382	461	15	(90)	386
Total mortgage-backed securities	53,292	86	(2,205)	51,173	35,011	48	(2,603)	32,456
U.S. Treasury and government agencies	179,108	19	(1,461)	177,666	160,773	18	(1,769)	159,022
Non-U.S. securities	22,868	27	(20)	22,875	13,455	4	(52)	13,407
Other taxable securities	4,910	1	(76)	4,835	4,728	1	(84)	4,645
Tax-exempt securities	10,304	17	(221)	10,100	11,518	19	(279)	11,258
Total available-for-sale debt securities	270,482	150	(3,983)	266,649	225,485	90	(4,787)	220,788
Other debt securities carried at fair value (2)	10,202	56	(55)	10,203	8,986	376	(156)	9,206
Total debt securities carried at fair value	280,684	206	(4,038)	276,852	234,471	466	(4,943)	229,994
Held-to-maturity debt securities
Agency mortgage-backed securities	465,456	—	(78,930)	386,526	503,233	—	(87,319)	415,914
U.S. Treasury and government agencies	121,645	—	(17,963)	103,682	121,597	—	(20,259)	101,338
Other taxable securities	7,490	—	(1,101)	6,389	8,033	—	(1,018)	7,015
Total held-to-maturity debt securities	594,591	—	(97,994)	496,597	632,863	—	(108,596)	524,267
Total debt securities (3,4)	$875,275	$206	$(102,032)	$773,449	$867,334	$466	$(113,539)	$754,261
(1)At both December 31, 2023 and 2022, the underlying collateral type included approximately 17 percent prime and 83 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 20 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $204.9 billion and $104.5 billion at December 31, 2023 and 2022.
(4)The Corporation held debt securities from FNMA and FHLMC that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $272.5 billion and $171.5 billion, and a fair value of $226.4 billion and $142.3 billion at December 31, 2023, and an amortized cost of $290.5 billion and $176.7 billion, and a fair value of $239.6 billion and $144.6 billion at December 31, 2022.
At December 31, 2023, the accumulated net unrealized loss on AFS debt securities, excluding the amount related to debt securities previously transferred to held to maturity, included in accumulated OCI was $2.8 billion, net of the related income tax benefit of $960 million. At December 31, 2023 and 2022, nonperforming AFS debt securities held by the Corporation were not significant.
At December 31, 2023 and 2022, $824.9 billion and $826.5 billion of AFS and HTM debt securities, which were predominantly U.S. agency and U.S. Treasury securities, have a zero credit loss assumption. For the same periods, the ECL on the remaining $40.2 billion and $31.8 billion of AFS and HTM debt securities were insignificant. For more information on the zero credit loss assumption, see Note 1 – Summary of Significant Accounting Principles.
At December 31, 2023 and 2022, the Corporation held equity securities at an aggregate fair value of $251 million and $581 million and other equity securities, as valued under the measurement alternative, at a carrying value of $377 million and $340 million, both of which are included in other assets. At December 31, 2023 and 2022, the Corporation also held money market investments at a fair value of $1.2 billion and $868 million, which are included in time deposits placed and other short-term investments.
The gross realized gains and losses on sales of AFS debt securities for 2023, 2022 and 2021 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

(Dollars in millions)	2023	2022	2021
Gross gains	$109	$1,251	$49
Gross losses	(514)	(1,219)	(27)
Net gains (losses) on sales of AFS debt securities	$(405)	$32	$22
Income tax expense (benefit) attributable to realized net gains (losses) on sales of AFS debt securities	$(101)	$8	$5

111 Bank of America

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at December 31, 2023 and 2022.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	December 31, 2023
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$8,624	$(21)	$20,776	$(1,399)	$29,400	$(1,420)
Agency-collateralized mortgage obligations	—	—	1,701	(201)	1,701	(201)
Commercial	2,363	(27)	4,588	(487)	6,951	(514)
Non-agency residential	—	—	370	(70)	370	(70)
Total mortgage-backed securities	10,987	(48)	27,435	(2,157)	38,422	(2,205)
U.S. Treasury and government agencies	14,907	(12)	69,669	(1,449)	84,576	(1,461)
Non-U.S. securities	7,702	(8)	1,524	(12)	9,226	(20)
Other taxable securities	3,269	(19)	1,437	(57)	4,706	(76)
Tax-exempt securities	466	(5)	2,106	(216)	2,572	(221)
Total AFS debt securities in a continuous unrealized loss position	$37,331	$(92)	$102,171	$(3,891)	$139,502	$(3,983)

	December 31, 2022
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$18,759	$(1,118)	$4,437	$(649)	$23,196	$(1,767)
Agency-collateralized mortgage obligations	1,165	(96)	1,022	(135)	2,187	(231)
Commercial	3,273	(150)	2,258	(365)	5,531	(515)
Non-agency residential	264	(65)	97	(25)	361	(90)
Total mortgage-backed securities	23,461	(1,429)	7,814	(1,174)	31,275	(2,603)
U.S. Treasury and government agencies	36,730	(308)	118,636	(1,461)	155,366	(1,769)
Non-U.S. securities	9,399	(34)	756	(18)	10,155	(52)
Other taxable securities	2,036	(16)	1,580	(68)	3,616	(84)
Tax-exempt securities	607	(28)	2,849	(251)	3,456	(279)
Total AFS debt securities in a continuous unrealized loss position	$72,233	$(1,815)	$131,635	$(2,972)	$203,868	$(4,787)

Bank of America 112

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at December 31, 2023 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the MBS or other ABS are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$4	4.00%	$8	3.38%	$39,183	4.66%	$39,195	4.66%
Agency-collateralized mortgage obligations	—	—	—	—	—	—	2,739	3.39	2,739	3.39
Commercial	—	—	1,759	6.18	7,475	4.59	1,688	2.61	10,922	4.54
Non-agency residential	—	—	—	—	—	—	732	10.48	732	10.48
Total mortgage-backed securities	—	—	1,763	6.17	7,483	4.59	44,342	4.60	53,588	4.65
U.S. Treasury and government agencies	79,257	5.29	86,631	3.39	14,868	2.72	42	3.90	180,798	4.17
Non-U.S. securities	19,138	3.96	6,546	1.82	4,203	5.49	1,197	5.07	31,084	3.76
Other taxable securities	422	6.09	3,995	6.14	377	4.30	116	3.27	4,910	5.93
Tax-exempt securities	1,801	4.53	3,698	3.62	873	3.11	3,932	4.17	10,304	3.94
Total amortized cost of debt securities carried at fair value	$100,618	5.03	$102,633	3.45	$27,804	3.68	$49,629	4.57	$280,684	4.24
Amortized cost of HTM debt securities
Agency mortgage-backed securities	$—	—%	$—	—%	$12	2.67%	$465,444	2.12%	$465,456	2.12%
U.S. Treasury and government agencies	—	—	4,563	1.80	117,082	1.38	—	—	121,645	1.40
Other taxable securities	58	1.85	1,240	2.57	253	3.28	5,939	2.49	7,490	2.52
Total amortized cost of HTM debt securities	$58	1.85	$5,803	1.96	$117,347	1.38	$471,383	2.12	$594,591	1.97

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$4		$8		$37,800		$37,812
Agency-collateralized mortgage obligations	—		—		—		2,544		2,544
Commercial	1		1,720		7,260		1,465		10,446
Non-agency residential	—		2		—		660		662
Total mortgage-backed securities	1		1,726		7,268		42,469		51,464
U.S. Treasury and government agencies	79,268		85,674		14,374		40		179,356
Non-U.S. securities	19,138		6,554		4,204		1,198		31,094
Other taxable securities	419		3,966		346		107		4,838
Tax-exempt securities	1,797		3,687		855		3,761		10,100
Total debt securities carried at fair value	$100,623		$101,607		$27,047		$47,575		$276,852
Fair value of HTM debt securities
Agency mortgage-backed securities	$—		$—		$11		$386,515		$386,526
U.S. Treasury and government agencies	—		4,279		99,403		—		103,682
Other taxable securities	57		1,177		194		4,961		6,389
Total fair value of HTM debt securities	$57		$5,456		$99,608		$391,476		$496,597
(1)The weighted-average yield is computed based on a constant effective yield over the contractual life of each security. The yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

113 Bank of America

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at December 31, 2023 and 2022.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	December 31, 2023
Consumer real estate
Residential mortgage	$1,177	$302	$829	$2,308	$226,095		$228,403
Home equity	90	38	161	289	25,238		25,527
Credit card and other consumer
Credit card	680	515	1,224	2,419	99,781		102,200
Direct/Indirect consumer (2)	306	99	91	496	102,972		103,468
Other consumer	—	—	—	—	124		124
Total consumer	2,253	954	2,305	5,512	454,210		459,722
Consumer loans accounted for under the fair value option (3)						$243	243
Total consumer loans and leases	2,253	954	2,305	5,512	454,210	243	459,965
Commercial
U.S. commercial	477	96	225	798	358,133		358,931
Non-U.S. commercial	86	21	64	171	124,410		124,581
Commercial real estate (4)	247	133	505	885	71,993		72,878
Commercial lease financing	44	8	24	76	14,778		14,854
U.S. small business commercial (5)	166	89	184	439	18,758		19,197
Total commercial	1,020	347	1,002	2,369	588,072		590,441
Commercial loans accounted for under the fair value option (3)						3,326	3,326
Total commercial loans and leases	1,020	347	1,002	2,369	588,072	3,326	593,767
Total loans and leases (6)	$3,273	$1,301	$3,307	$7,881	$1,042,282	$3,569	$1,053,732
Percentage of outstandings	0.31%	0.12%	0.32%	0.75%	98.91%	0.34%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $198 million and nonperforming loans of $150 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $77 million and nonperforming loans of $102 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $252 million and nonperforming loans of $738 million. Consumer real estate loans current or less than 30 days past due includes $1.6 billion, and direct/indirect consumer includes $39 million of nonperforming loans.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $53.9 billion, U.S. securities-based lending loans of $46.0 billion and non-U.S. consumer loans of $2.8 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $66 million and home equity loans of $177 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $2.2 billion and non-U.S. commercial loans of $1.2 billion. For more information, see Note 20 – Fair Value Measurements and Note 21 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $66.8 billion and non-U.S. commercial real estate loans of $6.1 billion.
(5)Includes Paycheck Protection Program loans.
(6)Total outstandings includes loans and leases pledged as collateral of $33.7 billion. The Corporation also pledged $246.0 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.

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
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $8.7 billion and $9.5 billion at December 31, 2023 and 2022, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured, and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
Commercial nonperforming loans increased to $2.8 billion at December 31, 2023 from $1.1 billion at December 31, 2022, driven by the commercial real estate property type. Consumer nonperforming loans remained relatively unchanged at $2.7 billion at December 31, 2023.
The following table presents the Corporation’s nonperforming loans and leases and loans accruing past due 90 days or more at December 31, 2023 and 2022. Nonperforming LHFS are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles.

115 Bank of America

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
	December 31
(Dollars in millions)	2023	2022	2023	2022
Residential mortgage (1)	$2,114	$2,167	$252	$368
With no related allowance (2)	1,974	1,973	—	—
Home equity (1)	450	510	—	—
With no related allowance (2)	375	393	—	—
Credit Card	n/a	n/a	1,224	717
Direct/indirect consumer	148	77	2	2
Total consumer	2,712	2,754	1,478	1,087
U.S. commercial	636	553	51	190
Non-U.S. commercial	175	212	4	25
Commercial real estate	1,927	271	32	46
Commercial lease financing	19	4	7	8
U.S. small business commercial	16	14	184	355
Total commercial	2,773	1,054	278	624
Total nonperforming loans	$5,485	$3,808	$1,756	$1,711
Percentage of outstanding loans and leases	0.52%	0.37%	0.17%	0.16%
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At December 31, 2023 and 2022 residential mortgage included $156 million and $260 million of loans on which interest had been curtailed by the FHA, and therefore were no longer accruing interest, although principal was still insured, and $96 million and $108 million of loans on which interest was still accruing.
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
The following tables present certain credit quality indicators and gross charge-offs for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by year of origination, except for revolving loans and revolving loans that were modified into term loans, which are shown on an aggregate basis at December 31, 2023.

Bank of America 116

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of December 31, 2023	2023	2022	2021	2020	2019	Prior
Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$214,661	$15,224	$38,225	$76,229	$35,072	$17,432	$32,479
Greater than 90 percent but less than or equal to 100 percent	1,994	698	911	286	53	25	21
Greater than 100 percent	785	264	342	100	31	14	34
Fully-insured loans	10,963	540	350	3,415	2,834	847	2,977
Total Residential Mortgage	$228,403	$16,726	$39,828	$80,030	$37,990	$18,318	$35,511

Residential Mortgage
Refreshed FICO score
Less than 620	$2,335	$115	$471	$589	$402	$136	$622
Greater than or equal to 620 and less than 680	4,671	359	919	1,235	777	296	1,085
Greater than or equal to 680 and less than 740	23,357	1,934	4,652	6,988	3,742	1,836	4,205
Greater than or equal to 740	187,077	13,778	33,436	67,803	30,235	15,203	26,622
Fully-insured loans	10,963	540	350	3,415	2,834	847	2,977
Total Residential Mortgage	$228,403	$16,726	$39,828	$80,030	$37,990	$18,318	$35,511
Gross charge-offs for the year ended December 31, 2023	$67	$—	$7	$12	$6	$2	$40

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	December 31, 2023
Home Equity
Refreshed LTV
Less than or equal to 90 percent	$25,378	$1,051	$20,380	$3,947
Greater than 90 percent but less than or equal to 100 percent	61	17	35	9
Greater than 100 percent	88	35	36	17
Total Home Equity	$25,527	$1,103	$20,451	$3,973

Home Equity
Refreshed FICO score
Less than 620	$654	$123	$253	$278
Greater than or equal to 620 and less than 680	1,107	118	589	400
Greater than or equal to 680 and less than 740	4,340	240	3,156	944
Greater than or equal to 740	19,426	622	16,453	2,351
Total Home Equity	$25,527	$1,103	$20,451	$3,973
Gross charge-offs for the year ended December 31, 2023	$36	$4	$21	$11
(1)Includes reverse mortgages of $763 million and home equity loans of $340 million, which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/ Indirect as of December 31, 2023	Revolving Loans	2023	2022	2021	2020	2019	Prior	Total Credit Card as of December 31, 2023	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$1,246	$11	$292	$428	$336	$85	$55	$39	$5,338	$5,030	$308
Greater than or equal to 620 and less than 680	2,506	11	937	799	501	121	73	64	11,623	11,345	278
Greater than or equal to 680 and less than 740	8,629	48	3,451	2,582	1,641	462	244	201	34,777	34,538	239
Greater than or equal to 740	41,656	74	16,761	11,802	7,643	2,707	1,417	1,252	50,462	50,410	52
Other internal credit metrics (2,3)	49,431	48,764	106	183	110	53	57	158	—	—	—
Total credit card and other consumer	$103,468	$48,908	$21,547	$15,794	$10,231	$3,428	$1,846	$1,714	$102,200	$101,323	$877
Gross charge-offs for the year ended December 31, 2023	$233	$5	$32	$95	$53	$15	$10	$23	$3,133	$3,013	$120
(1)Represents loans that were modified into term loans.
(2)Other internal credit metrics may include delinquency status, geography or other factors.
(3)Direct/indirect consumer includes $48.8 billion of securities-based lending, which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at December 31, 2023.

117 Bank of America

Commercial – Credit Quality Indicators By Vintage (1)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$347,563	$41,842	$43,290	$27,738	$13,495	$11,772	$29,923	$179,503
Reservable criticized	11,368	278	1,316	708	363	537	1,342	6,824
Total U.S. Commercial	$358,931	$42,120	$44,606	$28,446	$13,858	$12,309	$31,265	$186,327
Gross charge-offs for the year ended December 31, 2023	$191	$5	$38	$29	$4	$2	$27	$86

Non-U.S. Commercial
Risk ratings
Pass rated	$122,931	$17,053	$15,810	$15,256	$2,405	$2,950	$5,485	$63,972
Reservable criticized	1,650	50	184	294	90	158	74	800
Total Non-U.S. Commercial	$124,581	$17,103	$15,994	$15,550	$2,495	$3,108	$5,559	$64,772
Gross charge-offs for the year ended December 31, 2023	$37	$—	$—	$8	$7	$1	$—	$21

Commercial Real Estate
Risk ratings
Pass rated	$64,150	$4,877	$16,147	$11,810	$4,026	$7,286	$10,127	$9,877
Reservable criticized	8,728	134	749	1,728	782	2,132	2,794	409
Total Commercial Real Estate	$72,878	$5,011	$16,896	$13,538	$4,808	$9,418	$12,921	$10,286
Gross charge-offs for the year ended December 31, 2023	$254	$2	$—	$4	$—	$59	$189	$—

Commercial Lease Financing
Risk ratings
Pass rated	$14,688	$4,188	$3,077	$2,373	$1,349	$1,174	$2,527	$—
Reservable criticized	166	9	22	46	16	32	41	—
Total Commercial Lease Financing	$14,854	$4,197	$3,099	$2,419	$1,365	$1,206	$2,568	$—
Gross charge-offs for the year ended December 31, 2023	$2	$—	$—	$1	$1	$—	$—	$—

U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$9,031	$1,886	$1,830	$1,550	$836	$721	$1,780	$428
Reservable criticized	384	6	64	95	40	63	113	3
Total U.S. Small Business Commercial	$9,415	$1,892	$1,894	$1,645	$876	$784	$1,893	$431
Gross charge-offs for the year ended December 31, 2023	$43	$1	$2	$2	$19	$3	$4	$12

Total	$580,659	$70,323	$82,489	$61,598	$23,402	$26,825	$54,206	$261,816
Gross charge-offs for the year ended December 31, 2023	$527	$8	$40	$44	$31	$65	$220	$119
(1)Excludes $3.3 billion of loans accounted for under the fair value option at December 31, 2023.
(2)Excludes U.S. Small Business Card loans of $9.8 billion. Refreshed FICO scores for this portfolio are $530 million for less than 620; $1.1 billion for greater than or equal to 620 and less than 680; $2.7 billion for greater than or equal to 680 and less than 740; and $5.5 billion greater than or equal to 740. Excludes U.S. Small Business Card loans gross charge-offs of $317 million.

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

Bank of America 120

During 2023, commercial reservable criticized utilized exposure increased to $23.3 billion at December 31, 2023 from $19.3 billion (to 3.74 percent from 3.12 percent of total commercial reservable utilized exposure) at December 31, 2022, primarily driven by commercial real estate and U.S. commercial.
Loan Modifications to Borrowers in Financial Difficulty
As part of its credit risk management, the Corporation may modify a loan agreement with a borrower experiencing financial difficulties through a refinancing or restructuring of the borrower’s loan agreement (modification programs).
The Corporation uses various indicators to identify borrowers in financial difficulty. Generally, consumer loan borrowers that are delinquent and commercial loan borrowers that are currently nonperforming or are more-likely-than-not to become nonperforming in the next six months at the modification date are the primary criteria used to identify borrowers who are experiencing financial difficulty.
If a borrower is experiencing financial difficulty and their loan is modified, and they are current at the time of modification, the loan generally remains a performing loan as long as there is demonstrated performance prior to the modification and payment in full under the modified terms is expected. Otherwise, the loan is placed on nonaccrual status and reported as nonperforming, excluding fully-insured consumer real estate loans, until there is sustained repayment performance for a reasonable period.
Modifications that do not impact the contractual payment terms, such as covenant waivers, insignificant payment deferrals, and any modifications made to loans carried at fair value, LHFS and leases are not included in the disclosures.
Consumer Real Estate
The following modification programs are offered for consumer real estate loans to borrowers experiencing financial difficulties. These modifications represented 0.26 percent and 0.34 percent of outstanding residential mortgage and home equity loans at December 31, 2023.
Forbearance and Other Payment Plans: Forbearance plans generally consist of the Corporation suspending the borrower’s payments for a defined period with those payments then due at the conclusion of the forbearance period. The aging status of a loan is generally frozen when it enters into a forbearance plan. Alternatively, the Corporation may offer the borrower a payment plan, which allows the borrower to repay past due amounts through payments over a defined period. At December 31, 2023, the amortized cost of residential mortgage loans that were modified through these plans was $429 million. The amortized cost of home equity loans that were modified through these plans during the same periods was $57 million. The weighted-average duration of residential mortgage loan modifications was approximately 8 months for 2023. The weighted-average duration for home equity loan modifications was approximately 9 months. The total forborne payments for residential mortgage loan modifications was $19 million for 2023. For the same period, the total forborne payments for home equity modifications was $6 million. If a borrower is unable to fulfill their obligations under the forbearance plans, they may be offered a trial or permanent modification.
Trial Modifications: Trial modification plans generally consist of the Corporation offering a borrower modified loan terms that reduce their contractual payments temporarily over a three-to-four-month trial period. If the customer successfully makes the modified payments during the trial period and formally accepts the modified terms, the modified loan terms become permanent. At December 31, 2023, the amortized cost of residential mortgage loans entering trial modifications was $116 million. The amortized cost of home equity loans entering trial modifications during the same period was $34 million.
Permanent Modifications: Permanent modifications include borrowers that have completed a trial modification and have had their contractual payment terms permanently modified, as well as borrowers that proceed directly to a permanent modification without a trial period. In a permanent modification, the borrower’s payment terms are typically modified in more than one manner but generally include a term extension and an interest rate reduction. At times, the permanent modification may also include principal forgiveness and/or a deferral of past due principal and interest amounts to the end of the loan term. The combinations utilized are based on modifying the terms that give the borrower an improved ability to meet the contractual obligations. At December 31, 2023, the amortized cost of residential mortgage loans that were granted a permanent modification was $154 million. The amortized cost of home equity loans that were granted a permanent modification was $31 million. The term extensions granted for residential mortgage and home equity permanent modifications vary widely and can be up to 30 years, but are mostly in the range of 1 to 20 years for both residential mortgage and home equity loans. The weighted-average term extension of permanent modifications for residential mortgage loans was 9.9 years for 2023, while the weighted-average interest rate reduction was 1.41 percent. For the same period, the weighted-average term extension of permanent modifications for home equity loans was 17.7 years, while the weighted-average interest rate reduction was 2.74 percent. Principal forgiveness and payment deferrals were insignificant during 2023.
For consumer real estate borrowers in financial difficulty that received a forbearance, trial or permanent modification, there were no commitments to lend additional funds at December 31, 2023. Borrowers with a home equity line of credit that received a forbearance plan could have all or a portion of their lines reinstated in the future if they cure their payment default and meet certain Bank conditions.
Chapter 7 Discharges: If a borrower’s consumer real estate obligation is discharged in a Chapter 7 bankruptcy proceeding, the contractual payment terms of the loan are not modified, although they can no longer be enforced against the individual borrower. The Corporation’s ability to collect amounts due on the loan is limited to enforcement against the property through the foreclosure and sale of the collateral. The Corporation will only pursue foreclosure upon default by the borrower, and otherwise will recover pursuant to the loan terms or at the time of a sale. Residential mortgage and home equity loans that were granted a Chapter 7 discharge were insignificant for 2023.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. Defaults of modified residential mortgage and home equity loans since January 1, 2023 totaled $287 million during 2023. The following table provides aging information as of December 31, 2023 for consumer real estate loans modified since January 1, 2023.

121 Bank of America

Consumer Real Estate - Payment Status of Modifications to Borrowers in Financial Difficulty (1)

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	December 31, 2023
Residential mortgage	$334	$101	$148	$583
Home equity	58	5	25	88
Total	$392	$106	$173	$671
(1)Excludes trial modifications and Chapter 7 discharges
Consumer real estate foreclosed properties totaled $83 million and $121 million at December 31, 2023 and 2022. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at December 31, 2023 and 2022 was $633 million and $871 million. During 2023 and 2022, the Corporation reclassified $106 million and $190 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
Credit Card and Other Consumer
Credit card and other consumer loans are primarily modified by placing the customer on a fixed payment plan with a significantly reduced fixed interest rate, with terms ranging from 6 months to 72 months. As of December 31, 2023, substantially all payment plans provided to customers had a 60-month term. In certain circumstances, the Corporation will forgive a portion of the outstanding balance if the borrower makes payments up to a set amount. The Corporation makes modifications directly with borrowers for loans held by the Corporation (internal programs) as well as through third-party renegotiation agencies that provide solutions to customers’ entire unsecured debt structures (external programs). The December 31, 2023 amortized cost of credit card and other consumer loans that were modified through these programs during 2023 was $598 million. The weighted-average interest rate reduction for the modifications was 19.02 percent, and principal forgiveness was $61 million during 2023.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. During 2023, defaults of modified credit card and other consumer loans since January 1, 2023 were insignificant. Of the $598 million in modified credit card and other consumer loans to borrowers experiencing financial difficulty as of December 31, 2023, $491 million were current, $59 million were 30-89 days past due, and $48 million were greater than 90 days past due. These modifications represented 0.29 percent of outstanding credit card and other consumer loans at December 31, 2023.
Commercial Loans
Modifications of loans to commercial borrowers experiencing financial difficulty are designed to reduce the Corporation’s loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Each modification is unique, reflects the borrower’s individual circumstances and is designed to benefit the borrower while mitigating the Corporation’s risk exposure. Commercial modifications are primarily term extensions and payment forbearances. Payment forbearances involve the Bank forbearing its contractual right to collect certain payments or payment in full (maturity forbearance) for a defined period of time. Reductions in interest rates and principal forgiveness occur infrequently for commercial borrowers. Principal forgiveness may occur in connection with foreclosure, short sales or other settlement agreements, leading to termination or sale of the loan. The table below provides the ending amortized cost of commercial loans modified during 2023.

Commercial Loans - Modifications to Borrowers in Financial Difficulty

	Term Extension	Forbearances	Interest Rate Reduction	Total
(Dollars in Millions)	Year ended December 31, 2023
U.S. commercial	$1,016	$30	$—	$1,046
Non-U.S. commercial	136	—	24	$160
Commercial real estate	1,656	416	—	$2,072
Total	$2,808	$446	$24	$3,278
Term extensions granted increased the weighted-average life of the impacted loans by 1.6 years during 2023. The deferral period for loan payments can vary, but are mostly in the range of 8 months to 24 months. The weighted-average interest rate reduction was 0.57 percent in 2023. Modifications of loans to troubled borrowers for Commercial Lease Financing and U.S. Small Business Commercial were not significant during 2023.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. Defaults of Commercial loans modified in 2023 were $159 million. The following table provides aging information as of December 31, 2023 for commercial loans modified in 2023.

Bank of America 122

Commercial - Payment Status of Modified Loans to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total	% of Total Class of Financing Receivable
(Dollars in millions)	December 31, 2023
U.S. Commercial	$1,015	$3	$28	$1,046	0.29%
Non-U.S. Commercial	157	3	—	160	0.13
Commercial Real Estate	1,608	122	342	2,072	2.84
Total	$2,780	$128	$370	$3,278	0.59
For 2023, the Corporation had commitments to lend $1.2 billion to commercial borrowers experiencing financial difficulty whose loans were modified during the period.
Prior-period Troubled Debt Restructuring Disclosures
Prior to adopting the new accounting standard on loan modifications, the Corporation accounted for modifications of loans to borrowers experiencing financial difficulty as TDRs, when the modification resulted in a concession. The following discussion reflects loans that were considered TDRs prior to January 1, 2023. For more information on TDR accounting policies, see Note 1 – Summary of Significant Accounting Principles.

Consumer Real Estate
The table below presents the December 31, 2022 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of consumer real estate loans that were modified in TDRs during 2022 and 2021. The following Consumer Real Estate portfolio segment tables include loans that were initially classified as TDRs during the period and also loans that had previously been classified as TDRs and were modified again during the period. Binding trial modifications are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification.
At December 31, 2022, remaining commitments to lend additional funds to debtors whose terms have been modified in a consumer real estate TDR were not significant.

Consumer Real Estate – TDRs Entered into During 2022 and 2021

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
The table below presents the December 31, 2022 and 2021 carrying value for consumer real estate loans that were modified in a TDR during 2022 and 2021, by type of modification.

Consumer Real Estate – Modification Programs

	TDRs Entered into During
(Dollars in millions)	2022	2021
Modifications under government programs	$2	$4
Modifications under proprietary programs	1,100	774
Loans discharged in Chapter 7 bankruptcy (1)	14	33
Trial modifications	90	54
Total modifications	$1,206	$865
(1) Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
The table below presents the carrying value of consumer real estate loans that entered into payment default during 2022 and 2021 that were modified in a TDR during the 12 months preceding payment default. A payment default for consumer real estate TDRs is recognized when a borrower has missed three monthly payments (not necessarily consecutively) since modification.

Consumer Real Estate – TDRs Entering Payment Default that were Modified During the Preceding 12 Months

(Dollars in millions)	2022	2021
Modifications under government programs	$—	$4
Modifications under proprietary programs	189	128
Loans discharged in Chapter 7 bankruptcy (1)	2	9
Trial modifications (2)	25	19
Total modifications	$216	$160
(1)Includes loans discharged in Chapter 7 bankruptcy with no change in repayment terms that are classified as TDRs.
(2)Includes trial modification offers to which the customer did not respond.

123 Bank of America

Credit Card and Other Consumer
The table below provides information on the Corporation’s Credit Card and Other Consumer TDR portfolio including December 31, 2022 and 2021 unpaid principal balance, carrying value, and average pre- and post-modification interest rates of loans that were modified in TDRs during 2022 and 2021.

Credit Card and Other Consumer – TDRs Entered into During 2022 and 2021

	Unpaid Principal Balance	Carrying Value (1)	Pre-Modification Interest Rate	Post-Modification Interest Rate
(Dollars in millions)	December 31, 2022
Credit card	$284	$293	22.34%	3.89%
Direct/Indirect consumer	6	5	5.51	5.50
Total	$290	$298	22.06	3.92

	December 31, 2021
Credit card	$237	$248	18.45%	4.09%
Direct/Indirect consumer	23	16	5.88	5.88
Total	$260	$264	17.68	4.20
(1) Includes accrued interest and fees.
The table below presents the December 31, 2022 and 2021 carrying value for Credit Card and Other Consumer loans that were modified in a TDR during 2022 and 2021 by program type.

Credit Card and Other Consumer – TDRs by Program Type (1)

(Dollars in millions)	2022	2021
Internal programs	$251	$214
External programs	44	44
Other	3	6
Total	$298	$264
(1) Includes accrued interest and fees.
Credit card and other consumer loans are deemed to be in payment default during the quarter in which a borrower misses the second of two consecutive payments. Payment defaults are one of the factors considered when projecting future cash flows in the calculation of the allowance for loan and lease losses for credit card and other consumer.
Commercial Loans
During 2022, the carrying value of the Corporation’s commercial loans that were modified as TDRs was $1.9 billion compared to $1.3 billion in 2021. At December 31, 2022 and 2021, the Corporation had commitments to lend $358 million and $283 million to commercial borrowers whose loans were classified as TDRs. The balance of commercial TDRs in payment default was $105 million and $262 million at December 31, 2022 and 2021.
Loans Held-for-sale
The Corporation had LHFS of $6.0 billion and $6.9 billion at December 31, 2023 and 2022. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $16.3 billion, $32.0 billion and $43.6 billion for 2023, 2022 and 2021, respectively. Cash used for originations and purchases of LHFS totaled $15.6 billion, $24.9 billion and $37.3 billion for 2023, 2022 and 2021, respectively. Also included were non-cash net transfers into LHFS of $632 million during 2023, $1.9 billion during 2022, primarily driven by the transfer of a $1.6 billion affinity card loan portfolio to held for sale that was sold in October 2022, and $808 million during 2021.

Accrued Interest Receivable
Accrued interest receivable for loans and leases and loans held-for-sale at December 31, 2023 and 2022 was $4.5 billion and $3.8 billion and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During 2023 and 2022, the Corporation reversed $584 million and $332 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan.
For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during 2023 and 2022, interest and fee income reversed at the time the loans were classified as nonperforming was not significant. For more information on the Corporation's nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles.
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

Bank of America 124

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
The December 31, 2023 estimate for allowance for credit losses was based on various economic scenarios, including a baseline scenario derived from consensus estimates, an adverse scenario reflecting an extended moderate recession, a downside scenario reflecting persistent inflation and interest rates above the baseline scenario, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario that considers the potential for improvement above the baseline scenario. The overall weighted economic outlook of the above scenarios has improved compared to the weighted economic outlook estimated as of December 31, 2022. The weighted economic outlook assumes that the U.S. average unemployment rate will be just below five percent by the fourth quarter of 2024 and will remain near this level through the fourth quarter of 2025. The weighted economic outlook assumes a mild recession in the first half of 2024 with U.S. real gross domestic product forecasted to grow at 0.3 percent and at 1.4 percent year-over-year in the fourth quarters of 2024 and 2025.
The allowance for credit losses increased $329 million from December 31, 2022 to $14.6 billion at December 31, 2023, which included a $1.3 billion reserve increase related to the consumer portfolio and a $942 million reserve decrease related to the commercial portfolio. The increase in the allowance reflected a reserve build in the Corporation’s consumer portfolio primarily due to credit card loan growth and asset quality, partially offset by a reserve release in the Corporation’s commercial portfolio primarily driven by improved macroeconomic conditions applicable to the commercial portfolio. The allowance also includes the impact of the accounting change to remove the recognition and measurement guidance on TDRs, which reduced the allowance for credit losses by $243 million on January 1, 2023. The change in the allowance for credit losses was comprised of a net increase of $660 million in the allowance for loan and lease losses and a decrease of $331 million in the reserve for unfunded lending commitments. The provision for credit losses increased $1.9 billion to an expense of $4.4 billion in 2023 compared to an expense of $2.5 billion in 2022 and to a benefit of $4.6 billion in 2021. The increase in provision for credit losses in 2023 was driven by the Corporation’s consumer portfolio primarily due to credit card loan growth and asset quality, partially offset by improved macroeconomic conditions that primarily benefited the Corporation’s commercial portfolio. The increase in the provision for credit losses in 2022 was primarily driven by loan growth and a dampened macroeconomic outlook, partially offset by reduced COVID-19 pandemic uncertainties.
Outstanding loans and leases excluding loans accounted for under the fair value option increased $10.2 billion in 2023 driven by consumer loans, which increased $3.7 billion driven by credit card, partially offset by declines in securities-based lending. Commercial loans increased $6.5 billion driven by broad-based growth.
The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the following table.

125 Bank of America

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	2023
Allowance for loan and lease losses, December 31	$420	$6,817	$5,445	$12,682
January 1, 2023 adoption of credit loss standard	(67)	(109)	(67)	(243)
Allowance for loan and lease losses, January 1	$353	$6,708	$5,378	$12,439
Loans and leases charged off	(103)	(3,870)	(844)	(4,817)
Recoveries of loans and leases previously charged off	146	737	135	1,018
Net charge-offs	43	(3,133)	(709)	(3,799)
Provision for loan and lease losses	(19)	4,558	186	4,725
Other	9	1	(33)	(23)
Allowance for loan and lease losses, December 31	386	8,134	4,822	13,342
Reserve for unfunded lending commitments, January 1	94	—	1,446	1,540
Provision for unfunded lending commitments	(12)	—	(319)	(331)
Reserve for unfunded lending commitments, December 31	82	—	1,127	1,209
Allowance for credit losses, December 31	$468	$8,134	$5,949	$14,551

	2022
Allowance for loan and lease losses, January 1	$557	$6,476	$5,354	$12,387
Loans and leases charged off	(206)	(2,755)	(478)	(3,439)
Recoveries of loans and leases previously charged off	224	882	161	1,267
Net charge-offs	18	(1,873)	(317)	(2,172)
Provision for loan and lease losses	(164)	2,215	409	2,460
Other	9	(1)	(1)	7
Allowance for loan and lease losses, December 31	420	6,817	5,445	12,682
Reserve for unfunded lending commitments, January 1	96	—	1,360	1,456
Provision for unfunded lending commitments	(3)	—	86	83
Other	1	—	—	1
Reserve for unfunded lending commitments, December 31	94	—	1,446	1,540
Allowance for credit losses, December 31	$514	$6,817	$6,891	$14,222

	2021
Allowance for loan and lease losses, January 1	$858	$9,213	$8,731	$18,802
Loans and leases charged off	(78)	(3,000)	(719)	(3,797)
Recoveries of loans and leases previously charged off	225	1,006	323	1,554
Net charge-offs	147	(1,994)	(396)	(2,243)
Provision for loan and lease losses	(449)	(744)	(2,980)	(4,173)
Other	1	1	(1)	1
Allowance for loan and lease losses, December 31	557	6,476	5,354	12,387
Reserve for unfunded lending commitments, January 1	137	—	1,741	1,878
Provision for unfunded lending commitments	(41)	—	(380)	(421)
Other	—	—	(1)	(1)
Reserve for unfunded lending commitments, December 31	96	—	1,360	1,456
Allowance for credit losses, December 31	$653	$6,476	$6,714	$13,843
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
The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at December 31, 2023 and 2022 in situations where the Corporation has a loan or security interest and involvement with transferred assets or if the Corporation otherwise has an additional interest in the VIE. The tables also present the Corporation’s maximum loss exposure at December 31, 2023 and 2022 resulting from its involvement with consolidated VIEs and unconsolidated VIEs. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments, such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.
The Corporation invests in ABS, CLOs and other similar investments issued by third-party VIEs with which it has no other form of involvement other than a loan or debt security issued by the VIE. In addition, the Corporation also enters into certain commercial lending arrangements that may utilize VIEs for activities secondary to the lending arrangement, for example to hold collateral. The Corporation’s maximum loss exposure to these VIEs is the investment balances. These securities and loans are included in Note 4 – Securities or Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses and are not included in the following tables.
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during 2023, 2022 and

Bank of America 126

2021 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $989 million and $978 million at December 31, 2023 and 2022.
First-lien Mortgage Securitizations
As part of its mortgage banking activities, the Corporation securitizes a portion of the first-lien residential mortgage loans it originates or purchases from third parties, generally in the form of residential mortgage-backed securities (RMBS) guaranteed by government-sponsored enterprises, FNMA and FHLMC (collectively the GSEs), or the Government National Mortgage Association (GNMA) primarily in the case of FHA-insured and U.S. Department of Veterans Affairs (VA)-
guaranteed mortgage loans. Securitization usually occurs in conjunction with or shortly after origination or purchase, and the Corporation may also securitize loans held in its residential mortgage portfolio. In addition, the Corporation may, from time to time, securitize commercial mortgages it originates or purchases from other entities. The Corporation typically services the loans it securitizes. Further, the Corporation may retain beneficial interests in the securitization trusts including senior and subordinate securities and equity tranches issued by the trusts. Except as described in Note 12 – Commitments and Contingencies, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties.
The table below summarizes select information related to first-lien mortgage securitizations for 2023, 2022 and 2021.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency			Commercial Mortgage
(Dollars in millions)	2023	2022	2021	2023	2022	2021
Proceeds from loan sales (1)	$4,513	$8,084	$6,664	$2,132	$5,853	$10,874
Gains (losses) on securitizations (2)	(15)	8	9	44	46	156
Repurchases from securitization trusts (3)	33	53	756	—	—	—
(1)The Corporation transfers residential mortgage loans to securitizations sponsored primarily by the GSEs or GNMA in the normal course of business and primarily receives residential mortgage-backed securities in exchange. Substantially all of these securities are classified as Level 2 within the fair value hierarchy and are typically sold shortly after receipt.
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $49 million, $41 million and $121 million net of hedges, during 2023, 2022 and 2021, respectively, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $92.7 billion and $100.1 billion at December 31, 2023 and 2022. Servicing fee and ancillary fee income on serviced loans was $248 million, $274 million and $392 million during 2023, 2022 and 2021, respectively. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $1.3 billion and $1.6 billion at December 31, 2023 and 2022. For more information on MSRs, see Note 20 – Fair Value Measurements.
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
Mortgage and Home Equity Securitizations
During 2023 and 2022, the Corporation deconsolidated agency residential mortgage securitization trusts with total assets of $685 million and $784 million, with no significant deconsolidations in 2021.
The following table summarizes select information related to mortgage and home equity securitization trusts in which the Corporation held a variable interest and had continuing involvement at December 31, 2023 and 2022.

127 Bank of America

Mortgage and Home Equity Securitizations

	Residential Mortgage
			Non-agency
	Agency		Prime and Alt-A		Subprime		Home Equity (3)		Commercial Mortgage
	December 31
(Dollars in millions)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Unconsolidated VIEs
Maximum loss exposure (1)	$8,190	$9,112	$92	$119	$657	$735	$—	$119	$1,558	$1,594
On-balance sheet assets
Senior securities:
Trading account assets	$235	$232	$13	$29	$20	$25	$—	$—	$70	$91
Debt securities carried at fair value	2,541	3,027	—	—	341	410	—	1	—	—
Held-to-maturity securities	5,414	5,853	—	—	—	—	—	—	1,287	1,268
All other assets	—	—	4	5	23	25	—	—	79	101
Total retained positions	$8,190	$9,112	$17	$34	$384	$460	$—	$1	$1,436	$1,460
Principal balance outstanding (2)	$76,134	$81,644	$13,963	$15,541	$4,508	$5,034	$252	$326	$80,078	$85,101

Consolidated VIEs
Maximum loss exposure (1)	$1,164	$1,735	$—	$—	$—	$78	$12	$32	$—	$—
On-balance sheet assets
Trading account assets	$1,171	$1,735	$—	$—	$—	$78	$—	$—	$—	$—
Loans and leases	—	—	—	—	—	—	31	97	—	—
Allowance for loan and lease losses	—	—	—	—	—	—	7	12	—	—
All other assets	—	—	—	—	—	—	1	2	—	—
Total assets	$1,171	$1,735	$—	$—	$—	$78	$39	$111	$—	$—
Total liabilities	$7	$—	$—	$—	$—	$—	$27	$79	$—	$—
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
(3)For unconsolidated home equity loan VIEs, the maximum loss exposure includes outstanding trust certificates issued by trusts in rapid amortization, net of recorded reserves. For both consolidated and unconsolidated home equity loan VIEs, the maximum loss exposure excludes the reserve for representations and warranties obligations and corporate guarantees. For more information, see Note 12 – Commitments and Contingencies.
Other Asset-backed Securitizations
The following paragraphs summarize select information related to other asset-backed VIEs in which the Corporation had a variable interest at December 31, 2023 and 2022.
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
At December 31, 2023 and 2022, the carrying values of the receivables in the trusts totaled $16.6 billion and $14.6 billion, which are included in loans and leases, and the carrying values of senior debt securities that were issued to third-party investors from the trusts totaled $7.8 billion and $4.2 billion, which are included in long-term debt.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $8.6 billion, $21.8 billion and $28.9 billion of securities during 2023, 2022 and 2021, respectively. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. Securities received from the resecuritization VIEs were recognized at their fair value of $2.4 billion, $2.4 billion and $2.2 billion during 2023, 2022 and 2021, respectively. In 2023, 2022 and 2021, substantially all of the securities were classified as trading account assets. Substantially all of the trading account securities carried at fair value were categorized as Level 2 within the fair value hierarchy.
Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s involvement in the VIE is limited to its loss exposure. The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $952 million and $914 million at December 31, 2023 and 2022, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $1.7 billion and $2.5 billion at December 31, 2023 and 2022. The weighted-average remaining

Bank of America 128

life of bonds held in the trusts at December 31, 2023 was 12.2 years. There were no significant write-downs or downgrades of assets or issuers during 2023, 2022 and 2021.
Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation maximum loss exposure to consolidated and unconsolidated CDOs totaled $80 million and $197 million at December 31, 2023 and 2022.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At December 31, 2023 and 2022, the Corporation’s consolidated investment VIEs had total assets of $472 million and $854 million. The Corporation also held investments in unconsolidated VIEs with total assets of $18.4 billion and $14.8 billion at December 31, 2023 and 2022. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $2.6 billion and $3.0 billion at December 31, 2023 and 2022 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $1.1 billion and $1.2 billion at December 31, 2023 and 2022. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
The table below summarizes the maximum loss exposure and assets held by the Corporation that related to other asset-backed VIEs at December 31, 2023 and 2022.

Other Asset-backed VIEs

	Credit Card and Automobile (1)		Resecuritization Trusts and Customer VIEs		Municipal Bond Trusts and CDOs		Investment VIEs and Leveraged Lease Trusts
	December 31
(Dollars in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Unconsolidated VIEs
Maximum loss exposure	$—	$—	$4,494	$4,940	$1,787	$2,734	$2,197	$2,235
On-balance sheet assets
Securities (2):
Trading account assets	$—	$—	$626	$456	$23	$183	$469	$455
Debt securities carried at fair value	—	—	920	1,259	—	—	4	5
Held-to-maturity securities	—	—	2,237	2,528	—	—	—	—
Loans and leases	—	—	—	—	—	—	90	90
Allowance for loan and lease losses	—	—	—	—	—	—	(12)	(12)
All other assets	—	—	711	697	7	18	1,168	1,230
Total retained positions	$—	$—	$4,494	$4,940	$30	$201	$1,719	$1,768
Total assets of VIEs	$—	$—	$15,862	$13,385	$9,279	$13,595	$18,398	$14,771

Consolidated VIEs
Maximum loss exposure	$8,127	$9,555	$1,240	$768	$3,136	$—	$1,596	$2,069
On-balance sheet assets
Trading account assets	$—	$—	$1,798	$1,002	$3,084	$—	$1	$1
Debt securities carried at fair value	—	—	—	—	52	—	—	—
Loans and leases	16,640	14,555	—	—	—	—	1,605	2,086
Allowance for loan and lease losses	(832)	(808)	—	—	—	—	(1)	(1)
All other assets	163	68	38	20	—	—	15	26
Total assets	$15,971	$13,815	$1,836	$1,022	$3,136	$—	$1,620	$2,112
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$2,934	$—	$23	$42
Long-term debt	7,825	4,247	596	254	—	—	1	1
All other liabilities	19	13	—	—	—	—	—	—
Total liabilities	$7,844	$4,260	$596	$254	$2,934	$—	$24	$43
(1)At December 31, 2023 and 2022, loans and leases in the consolidated credit card trust included $3.2 billion and $3.3 billion of seller’s interest.
(2)The retained senior securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).
Tax Credit VIEs
The Corporation holds equity investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, renewable energy and certain other projects. The total assets of these unconsolidated tax credit VIEs were $84.1 billion and $74.8 billion as of December 31, 2023 and 2022. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. As an investor, tax credits associated with the investments in these entities are allocated to the Corporation, as provided by the U.S. Internal Revenue Code and related regulations, and are recognized as income tax benefits in the Corporation’s Consolidated Statement of Income in the year they are earned, which varies based on the type of investments. Tax credits from investments in affordable housing are recognized ratably over a term of up to 10 years, and tax credits from renewable energy investments are recognized either at inception for transactions electing Investment Tax Credits (ITCs) or as energy is produced for transactions electing Production Tax Credits (PTCs), which is generally up to a 10-year

129 Bank of America

time period. The volume and types of investments held by the Corporation will influence the amount of tax credits recognized each period.
The Corporation’s equity investments in affordable housing and other projects totaled $15.8 billion and $14.7 billion at December 31, 2023 and 2022, which included unfunded capital contributions of $7.2 billion and $6.9 billion that are probable to be paid over the next five years. The Corporation may be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant. During 2023, 2022 and 2021, the Corporation recognized tax credits and other tax benefits related to affordable housing and other tax credit equity investments of $1.9 billion, $1.5 billion and $1.3 billion, and reported pretax losses in other income of $1.5 billion, $1.2 billion and $1.1 billion. The Corporation’s equity investments in renewable energy totaled $14.2 billion and $13.9 billion at December 31, 2023 and 2022. In addition, the Corporation had unfunded capital contributions for renewable energy investments of $6.2 billion and $1.9 billion at December 31, 2023 and 2022, which are contingent on various conditions precedent to funding over the next two years. The Corporation’s risk of loss is generally mitigated by policies requiring the project to qualify for the expected tax credits prior to making its investment. During 2023, 2022 and 2021, the Corporation recognized tax credits and other tax benefits related to renewable energy equity investments of $4.0 billion, $2.9 billion and $3.1 billion and reported pretax losses in other income of $3.1 billion, $2.1 billion and $2.2 billion. The Corporation may also enter into power purchase agreements with renewable energy tax credit entities.
The table below summarizes select information related to unconsolidated tax credit VIEs in which the Corporation held a variable interest at December 31, 2023 and 2022.

Unconsolidated Tax Credit VIEs

	December 31
(Dollars in millions)	December 31, 2023	December 31, 2022
Maximum loss exposure	$30,040	$28,277
On-balance sheet assets
All other assets	30,040	$28,277
Total	$30,040	$28,277
On-balance sheet liabilities
All other liabilities	7,254	$6,907
Total	$7,254	$6,907
Total assets of VIEs	$84,148	$74,791
NOTE 7 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at December 31, 2023 and 2022. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill

	December 31
(Dollars in millions)	2023	2022
Consumer Banking	$30,137	$30,137
Global Wealth & Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,181	5,182
Total goodwill	$69,021	$69,022
During 2023, the Corporation completed its annual goodwill impairment test as of June 30, 2023 using a quantitative assessment for all applicable reporting units. Based on the results of the annual goodwill impairment test, the Corporation determined there was no impairment. For more information on the use of quantitative assessments, see Note 1 – Summary of Significant Accounting Principles.
Intangible Assets
At December 31, 2023 and 2022, the net carrying value of intangible assets was $2.0 billion and $2.1 billion. At both December 31, 2023 and 2022, intangible assets included $1.6 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $78 million for both 2023 and 2022 and $76 million for 2021.
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
The table below presents the net investment in sales-type and direct financing leases at December 31, 2023 and 2022.

Net Investment (1)
	December 31
(Dollars in millions)	2023	2022
Lease receivables	$16,565	$15,123
Unguaranteed residuals	2,485	2,143
Total net investment in sales-type and direct financing leases	$19,050	$17,266
(1)In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $6.8 billion and $6.5 billion at December 31, 2023 and 2022.
The table below presents lease income for 2023, 2022 and 2021.

Lease Income

(Dollars in millions)	2023	2022	2021
Sales-type and direct financing leases	$788	$589	$613
Operating leases	945	941	930
Total lease income	$1,733	$1,530	$1,543

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

Bank of America 130

The table below provides information on the right-of-use assets, lease liabilities and weighted-average discount rates and lease terms at December 31, 2023 and 2022.

Supplemental Information for Lessee Arrangements

	December 31
(Dollars in millions)	2023	2022
Right-of-use assets	$9,150	$9,755
Lease liabilities	9,782	10,359
Weighted-average discount rate used to calculate present value of future minimum lease payments	3.51%	3.25%
Weighted-average lease term (in years)	8.2	8.6
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$430	$824

	2023	2022	2021
Operating cash flows from operating leases (2)	$1,975	$1,986	$1,964

Lease Cost and Supplemental Information:
Operating lease cost	$1,981	$2,008	$2,025
Variable lease cost (3)	460	464	462
Total lease cost (4)	$2,441	$2,472	$2,487
(1)Represents non-cash activity and, accordingly, is not reflected in the Consolidated Statement of Cash Flows.
(2)Represents cash paid for amounts included in the measurements of lease liabilities.
(3)Primarily consists of payments for common area maintenance and property taxes.
(4)Amounts are recorded in occupancy and equipment expense in the Consolidated Statement of Income.

Maturity Analysis
The maturities of lessor and lessee arrangements outstanding at December 31, 2023 are presented in the table below based on undiscounted cash flows.

Maturities of Lessor and Lessee Arrangements

	Lessor		Lessee (1)
	Operating Leases	Sales-type and Direct Financing Leases (2)	Operating Leases
(Dollars in millions)	December 31, 2023
2024	$838	$5,248	$1,947
2025	647	4,137	1,734
2026	504	4,397	1,515
2027	393	1,588	1,308
2028	319	1,382	1,027
Thereafter	533	1,688	11,307
Total undiscounted cash flows	$3,234	18,440	18,838
Less: Net present value adjustment		1,875	9,056
Total (3)		$16,565	$9,782
(1)Excludes $98 million in commitments under lessee arrangements that have not yet commenced with lease terms that will begin in 2024.
(2)Includes $11.3 billion in commercial lease financing receivables and $5.3 billion in direct/indirect consumer lease financing receivables.
(3)Represents lease receivables for lessor arrangements and lease liabilities for lessee arrangements.
NOTE 9 Deposits
The scheduled contractual maturities for total time deposits at December 31, 2023 are presented in the table below.

Contractual Maturities of Total Time Deposits

(Dollars in millions)	U.S.	Non-U.S.	Total
Due in 2024	$143,585	$9,667	$153,252
Due in 2025	8,239	55	8,294
Due in 2026	242	13	255
Due in 2027	121	17	138
Due in 2028	95	2,903	2,998
Thereafter	203	8	211
Total time deposits	$152,485	$12,663	$165,148
At December 31, 2023 and 2022, the Corporation had aggregate U.S. time deposits of $105.0 billion and $12.8 billion and non-U.S. time deposits of $12.6 billion and $9.0 billion in denominations that met or exceeded insurance limits.

131 Bank of America

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
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at December 31, 2023 and 2022. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives.

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	December 31, 2023
Securities borrowed or purchased under agreements to resell (3)	$703,641	$(423,017)	$280,624	$(257,541)	$23,083
Securities loaned or sold under agreements to repurchase	$706,904	$(423,017)	$283,887	$(272,285)	$11,602
Other (4)	10,066	—	10,066	(10,066)	—
Total	$716,970	$(423,017)	$293,953	$(282,351)	$11,602

	December 31, 2022
Securities borrowed or purchased under agreements to resell (3)	$597,847	$(330,273)	$267,574	$(240,120)	$27,454
Securities loaned or sold under agreements to repurchase	$525,908	$(330,273)	$195,635	$(183,265)	$12,370
Other (4)	8,427	—	8,427	(8,427)	—
Total	$534,335	$(330,273)	$204,062	$(191,692)	$12,370
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
(3)Excludes repurchase activity of $8.7 billion reported in loans and leases on the Consolidated Balance Sheet for both December 31, 2023 and 2022.
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

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	December 31, 2023
Securities sold under agreements to repurchase	$234,974	$228,627	$85,176	$75,020	$623,797
Securities loaned	76,580	139	618	5,770	83,107
Other	10,066	—	—	—	10,066
Total	$321,620	$228,766	$85,794	$80,790	$716,970

	December 31, 2022
Securities sold under agreements to repurchase	$200,087	$181,632	$41,666	$30,107	$453,492
Securities loaned	66,909	288	1,139	4,080	72,416
Other	8,427	—	—	—	8,427
Total	$275,423	$181,920	$42,805	$34,187	$534,335
(1)No agreements have maturities greater than four years.

Bank of America 132

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	December 31, 2023
U.S. government and agency securities	$352,950	$34	$38	$353,022
Corporate securities, trading loans and other	23,242	1,805	661	25,708
Equity securities	11,517	81,266	9,367	102,150
Non-U.S. sovereign debt	231,140	2	—	231,142
Mortgage trading loans and ABS	4,948	—	—	4,948
Total	$623,797	$83,107	$10,066	$716,970

	December 31, 2022
U.S. government and agency securities	$193,005	$18	$—	$193,023
Corporate securities, trading loans and other	14,345	2,896	317	17,558
Equity securities	10,249	69,432	8,110	87,791
Non-U.S. sovereign debt	232,171	70	—	232,241
Mortgage trading loans and ABS	3,722	—	—	3,722
Total	$453,492	$72,416	$8,427	$534,335
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
Short-term Borrowings
The Corporation classifies borrowings with an original maturity of less than one year as short-term borrowings on the Consolidated Balance Sheet. At December 31, 2023 and 2022, the majority of short-term borrowings consisted of Federal Home Loan Bank advances, which totaled $13.2 billion and $9.2 billion, and commercial paper, which totaled $13.1 billion and $9.9 billion.
Collateral
The Corporation accepts securities and loans as collateral that it is permitted by contract or practice to sell or repledge. At December 31, 2023 and 2022, the fair value of this collateral was $911.3 billion and $827.6 billion, of which $870.9 billion and $764.1 billion were sold or repledged. The primary source of this collateral is securities borrowed or purchased under agreements to resell.
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
Restricted Cash
At December 31, 2023 and 2022, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $5.6 billion and $7.6 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with central banks to meet reserve requirements.

133 Bank of America

NOTE 11 Long-term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The table below presents the balance of long-term debt at December 31, 2023 and 2022, and the related contractual rates and maturity dates as of December 31, 2023.

	Weighted-average Rate			December 31
(Dollars in millions)		Interest Rates	Maturity Dates	2023	2022
Notes issued by Bank of America Corporation (1)
Senior notes:
Fixed	3.29%	0.25 - 8.05%	2024 - 2052	$194,388	$188,429
Floating	5.72	0.74 - 10.40	2024 - 2044	14,007	17,469
Senior structured notes				14,895	11,608
Subordinated notes:
Fixed	4.89	2.94 - 8.57	2024 - 2045	20,909	21,098
Floating	3.54	2.48 - 6.41	2026 - 2037	4,597	4,544
Junior subordinated notes:
Fixed	6.71	6.45 - 8.05	2027 - 2066	744	743
Floating	6.44	6.44	2056	1	1
Total notes issued by Bank of America Corporation				249,541	243,892
Notes issued by Bank of America, N.A.
Senior notes:
Fixed	5.58	5.25 - 5.82	2024 - 2028	5,076	—
Floating	5.82	5.26 - 6.42	2024 - 2028	3,517	2,600
Subordinated notes	6.00	6.00	2036	1,476	1,485
Advances from Federal Home Loan Banks:
Fixed	5.62	0.01 - 7.42	2024 - 2034	5,826	681
Securitizations and other BANA VIEs (2)				7,892	4,300
Other				782	908
Total notes issued by Bank of America, N.A.				24,569	9,974
Other debt
Structured liabilities (3)				27,471	21,835
Nonbank VIEs (2)				564	281
Other				59	—
Total notes issued by nonbank and other entities				28,094	22,116
Total long-term debt				$302,204	$275,982
(1)Includes total loss-absorbing capacity compliant debt.
(2)Represents liabilities of consolidated VIEs included in total long-term debt on the Consolidated Balance Sheet. Long-term debt of VIEs is collateralized by the assets of the VIEs. At December 31, 2023, amount includes debt predominantly from credit card and automobile securitizations and other VIEs of $7.8 billion and $204 million. For more information, see Note 6 – Securitizations and Other Variable Interest Entities.
(3)Includes debt outstanding of $10.0 billion and $8.0 billion at December 31, 2023 and 2022 that was issued by BofA Finance LLC, a consolidated finance subsidiary of Bank of America Corporation, the parent company, and is fully and unconditionally guaranteed by the parent company.

During 2023, the Corporation issued $62.0 billion of long-term debt consisting of $24.0 billion of notes issued by Bank of America Corporation, $25.1 billion of notes issued by Bank of America, N.A. and $12.9 billion of other debt. During 2022, the Corporation issued $66.0 billion of long-term debt consisting of $44.2 billion of notes issued by Bank of America Corporation, $10.0 billion of notes issued by Bank of America, N.A. and $11.8 billion of other debt.
During 2023, the Corporation had total long-term debt maturities and redemptions in the aggregate of $42.7 billion consisting of $25.3 billion for Bank of America Corporation, $10.5 billion for Bank of America, N.A. and $6.9 billion of other debt. During 2022, the Corporation had total long-term debt maturities and redemptions in the aggregate of $33.3 billion consisting of $19.8 billion for Bank of America Corporation, $9.9 billion for Bank of America, N.A. and $3.6 billion of other debt.
Bank of America Corporation and Bank of America, N.A. maintain various U.S. and non-U.S. debt programs to offer both senior and subordinated notes. The notes may be denominated in U.S. dollars or foreign currencies. At December 31, 2023 and 2022, the amount of foreign currency-denominated debt translated into U.S. dollars included in total long-term debt was $49.8 billion and $46.7 billion. Foreign currency contracts may be used to convert certain foreign currency-denominated debt into U.S. dollars.
The weighted-average effective interest rates for total long-term debt (excluding senior structured notes), total fixed-rate debt and total floating-rate debt were 3.70 percent, 3.55 percent and 5.21 percent, respectively, at December 31, 2023, and 3.27 percent, 3.23 percent and 4.14 percent, respectively, at December 31, 2022. The Corporation’s ALM activities maintain an overall interest rate risk management strategy that incorporates the use of interest rate contracts to manage fluctuations in earnings caused by interest rate volatility. The Corporation’s goal is to manage interest rate sensitivity so that movements in interest rates do not have a significantly adverse effect on earnings and capital. The weighted-average rates are the contractual interest rates on the debt and do not reflect the impacts of derivative transactions.
The following table shows the carrying value for aggregate annual contractual maturities of long-term debt as of December 31, 2023. Included in the table are certain structured notes issued by the Corporation that contain provisions whereby the borrowings are redeemable at the option of the holder (put options) at specified dates prior to maturity. Other structured notes have coupon or repayment terms linked to the performance of debt or equity securities, indices, currencies or commodities, and the maturity may be accelerated based on the value of a referenced index or security. In both cases, the Corporation or a subsidiary may be required to settle the obligation for cash or other securities prior to the contractual maturity date. These borrowings are reflected in the table as maturing at their contractual maturity date.

Bank of America 134

Long-term Debt by Maturity

(Dollars in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Bank of America Corporation
Senior notes	$7,650	$25,526	$24,743	$21,447	$27,986	$101,043	$208,395
Senior structured notes	719	698	1,177	627	1,056	10,618	14,895
Subordinated notes	3,136	5,137	4,904	2,118	940	9,271	25,506
Junior subordinated notes	—	—	—	190	—	555	745
Total Bank of America Corporation	11,505	31,361	30,824	24,382	29,982	121,487	249,541
Bank of America, N.A.
Senior notes	2,270	2,422	3,219	—	682	—	8,593
Subordinated notes	—	—	—	—	—	1,476	1,476
Advances from Federal Home Loan Banks	5,750	13	9	4	9	41	5,826
Securitizations and other Bank VIEs (1)	1,215	2,249	3,364	—	866	198	7,892
Other	348	204	38	57	134	1	782
Total Bank of America, N.A.	9,583	4,888	6,630	61	1,691	1,716	24,569
Other debt
Structured Liabilities	5,603	3,046	3,726	2,048	2,042	11,006	27,471
Nonbank VIEs (1)	6	—	7	—	7	544	564
Other	40	19	—	—	—	—	59
Total other debt	5,649	3,065	3,733	2,048	2,049	11,550	28,094
Total long-term debt	$26,737	$39,314	$41,187	$26,491	$33,722	$134,753	$302,204
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
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, SBLCs and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.3 billion and $10.4 billion at December 31, 2023 and 2022. The carrying value of the Corporation’s credit extension commitments at December 31, 2023 and 2022, excluding commitments accounted for under the fair value option, was $1.2 billion and $1.6 billion, which predominantly related to the reserve for unfunded lending commitments. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The following table includes the notional amount of commitments of $2.6 billion and $3.0 billion at December 31, 2023 and 2022 that are accounted for under the fair value option. However, the table excludes the cumulative net fair value for these commitments of $67 million and $110 million at December 31, 2023 and 2022, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 21 – Fair Value Option.

135 Bank of America

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	December 31, 2023
Notional amount of credit extension commitments
Loan commitments (1)	$124,298	$198,818	$193,878	$15,386	$532,380
Home equity lines of credit	2,775	9,182	11,195	21,975	45,127
Standby letters of credit and financial guarantees (2)	21,067	9,633	2,693	652	34,045
Letters of credit	873	207	66	29	1,175
Other commitments (3)	17	50	108	1,035	1,210
Legally binding commitments	149,030	217,890	207,940	39,077	613,937
Credit card lines (4)	440,328	—	—	—	440,328
Total credit extension commitments	$589,358	$217,890	$207,940	$39,077	$1,054,265

	December 31, 2022
Notional amount of credit extension commitments
Loan commitments (1)	$113,962	$162,890	$221,374	$13,667	$511,893
Home equity lines of credit	1,479	7,230	11,578	22,154	42,441
Standby letters of credit and financial guarantees (2)	22,565	9,237	2,787	628	35,217
Letters of credit	853	46	52	49	1,000
Other commitments (3)	5	93	71	1,103	1,272
Legally binding commitments	138,864	179,496	235,862	37,601	591,823
Credit card lines (4)	419,144	—	—	—	419,144
Total credit extension commitments	$558,008	$179,496	$235,862	$37,601	$1,010,967
(1)     At December 31, 2023 and 2022, $3.1 billion and $2.6 billion of these loan commitments were held in the form of a security.
(2) The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $23.6 billion and $9.7 billion at December 31, 2023, and $25.1 billion and $9.5 billion at December 31, 2022. Amounts in the table include consumer SBLCs of $744 million and $575 million at December 31, 2023 and 2022.
(3)     Primarily includes second-loss positions on lease-end residual value guarantees.
(4)     Includes business card unused lines of credit.
Other Commitments
At December 31, 2023 and 2022, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $822 million and $636 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans of $420 million and $294 million, which upon settlement will be included in trading account assets.
At December 31, 2023 and 2022, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $117.0 billion and $92.0 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $63.0 billion and $57.8 billion. A significant portion of these commitments will expire within the next 12 months.
At December 31, 2023 and 2022, the Corporation had a commitment to originate or purchase up to $4.0 billion and $3.7 billion on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2026 and can be terminated with 12 months prior notice.
At December 31, 2023 and 2022, the Corporation had unfunded equity investment commitments of $477 million and $571 million.
As a Federal Reserve member bank, the Corporation is required to subscribe to a certain amount of shares issued by its Federal Reserve district bank, which pays cumulative dividends at a prescribed rate. At both December 31, 2023 and 2022, the Corporation paid $5.4 billion for half of its subscribed shares, with the remaining half subject to call by the Federal Reserve district bank board, which the Corporation believes is remote.

Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At December 31, 2023 and 2022, the notional amount of these guarantees totaled $3.8 billion and $4.3 billion. At December 31, 2023 and 2022, the Corporation’s maximum exposure related to these guarantees totaled $577 million and $632 million, with estimated maturity dates between 2033 and 2037.
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

Bank of America 136

Merchant Services
The Corporation in its role as merchant acquirer or as a sponsor of other merchant acquirers may be held liable for any reversed charges that cannot be collected from the merchants due to, among other things, merchant fraud or insolvency. If charges are properly reversed after a purchase and cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The ability to reverse a charge is primarily governed by the applicable payment network rules and regulations, which include, but are not limited to, the type of charge, type of payment used and time limits. The total amount of transactions subject to reversal under payment network rules and regulations processed for the preceding six-month period, which was approximately $395 billion, is an estimate of the Corporation’s maximum potential exposure as of December 31, 2023. The Corporation’s risk in this area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The Corporation’s reserves for contingent losses, and the losses incurred related to the merchant processing activity were not significant.
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
Prime Brokerage and Securities Clearing Services
In connection with its prime brokerage and clearing businesses, the Corporation performs securities clearance and settlement services with other brokerage firms and clearinghouses on behalf of its clients. Under these arrangements, the Corporation stands ready to meet the obligations of its clients with respect to securities transactions. The Corporation’s obligations in this respect are secured by the assets in the clients’ accounts and the accounts of their customers, as well as by any proceeds received from the transactions cleared and settled by the Corporation on behalf of clients or their customers. The Corporation’s maximum potential exposure under these arrangements is difficult to estimate; however, the potential for the Corporation to incur material losses pursuant to these arrangements is remote.
Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $132.5 billion and $59.6 billion at December 31, 2023 and 2022.
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
The notional amount of unresolved repurchase claims at December 31, 2023 and 2022 was $5.4 billion and $5.5 billion. These balances included $2.2 billion at both December 31, 2023 and 2022 of claims related to loans in specific private-label securitization groups or tranches where the Corporation owns substantially all of the outstanding securities or will otherwise realize the benefit of any repurchase claims paid.

137 Bank of America

During 2023, the Corporation received $254 million in new repurchase claims that were not time-barred. During 2023, $269 million in claims were resolved.
Reserve and Related Provision
The reserve for representations and warranties obligations and corporate guarantees was $604 million and $612 million at December 31, 2023 and 2022 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet, and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of probable incurred losses, is based on its experience in previous negotiations, and is subject to judgment, a variety of assumptions and known or unknown uncertainties. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity. See Litigation and Regulatory Matters below for the Corporation's combined range of possible loss in excess of the reserve for representations and warranties and the accrued liability for litigation.
Other Contingencies
On November 16, 2023, the Federal Deposit Insurance Corporation (FDIC) issued its final rule to impose a special assessment to recover the loss to the Deposit Insurance Fund (DIF) resulting from the closure of Silicon Valley Bank and Signature Bank. The special assessment is based on uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion. Accordingly, in the fourth quarter of 2023, the Corporation recorded noninterest expense of $2.1 billion in other general operating expenses for its estimated assessment amount. The FDIC will collect the special assessment over eight quarterly assessment periods. The special assessment is subject to change for any updates made by the FDIC to the estimated loss to the DIF, or if the assessments collected from insured depository institutions change due to amendments made to their uninsured deposits reported for the December 31, 2022 period. In the event of any such change resulting in an increased assessment, the Corporation could recognize further expense in future periods.
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
As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters below, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation and regulatory investigation-related expense of $519 million and $1.2 billion was recognized in 2023 and 2022.
For any matter disclosed in this Note for which a loss in future periods is reasonably possible and estimable (whether in excess of an accrued liability or where there is no accrued liability) and for representations and warranties exposures, the Corporation’s estimated range of possible loss is $0 to $0.8 billion in excess of the accrued liability, if any, as of December 31, 2023.
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
Information is provided below regarding the nature of the litigation and, where specified, associated claimed damages. Based on current knowledge, and taking into account accrued liabilities, management does not believe that loss contingencies arising from pending matters, including the matters described below will have a material adverse effect on the consolidated financial condition or liquidity of the Corporation. However, in light of the significant judgment, variety of assumptions and uncertainties involved in those matters, some of which are beyond the Corporation’s control, and the very large or indeterminate damages sought in some of those matters, an adverse outcome in one or more of those matters could be material to the Corporation’s business or results of operations for any particular reporting period, or cause significant reputational harm.
Deposit Insurance Assessment
On January 9, 2017, the FDIC filed suit against BANA in the U.S. District Court for the District of Columbia (District Court) alleging failure to pay a December 15, 2016 invoice for additional deposit insurance assessments and interest in the amount of $542 million for the quarters ending June 30, 2013 through December 31, 2014. On April 7, 2017, the FDIC amended its complaint to add a claim for additional deposit insurance and interest in the amount of $583 million for the quarters ending March 31, 2012 through March 31, 2013. The FDIC asserts these claims based on BANA’s alleged underreporting of counterparty exposures that resulted in underpayment of assessments for those quarters, and its Enforcement Section is also conducting a parallel investigation related to the same alleged reporting error. BANA disagrees with the FDIC’s interpretation of the regulations as they existed during the relevant time period and is defending itself against the FDIC’s claims. Pending final resolution, BANA has pledged security satisfactory to the FDIC related to the disputed additional assessment amounts. On March 27, 2018, the District Court denied BANA’s partial motion to dismiss certain of the FDIC’s claims.
On April 10, 2023, the magistrate judge issued a report and recommendation (Report) for resolving the parties’ pending summary judgment motions. The Report recommends granting the FDIC’s motion for summary judgment on BANA’s statutory liability for the unpaid assessments, subject to BANA’s statute of limitations defenses to assessments for the quarters ended March 31, 2012 through March 31, 2013, on which the Report

Bank of America 138

recommends that relevant issues should be resolved at trial. The Report also recommends denying BANA’s counterclaims challenging the adoption of the relevant assessment regulations and granting BANA’s motion for summary judgment on the FDIC’s claims for unjust enrichment and disgorgement. The Report has been submitted to the District Court judge for consideration, and the parties have filed objections to the recommendations in the Report.
LIBOR
The Corporation, BANA and certain Merrill Lynch entities have been named as defendants along with most of the other LIBOR panel banks in a number of individual and putative class actions by persons alleging that they sustained losses on U.S. dollar LIBOR-based financial instruments as a result of collusion or manipulation by defendants regarding the setting of U.S. dollar LIBOR. Plaintiffs assert a variety of claims, including antitrust, Commodity Exchange Act, Racketeer Influenced and Corrupt Organizations (RICO), Securities Exchange Act of 1934, common law fraud and breach of contract claims, and seek compensatory, treble and punitive damages, and injunctive relief. All but one of the cases naming the Corporation and its affiliates relating to U.S. dollar LIBOR are pending in the U.S. District Court for the Southern District of New York (District Court). The District Court has dismissed all RICO claims, and dismissed all manipulation claims against Bank of America entities based on alleged trader conduct. The District Court has also substantially limited the scope of antitrust, Commodity Exchange Act and various other claims, including by dismissing in their entirety certain individual and putative class plaintiffs’
antitrust claims for lack of standing. On December 30, 2021, the U.S. Court of Appeals for the Second Circuit affirmed the dismissal of these antitrust claims for lack of standing. Certain individual and putative class actions remain pending against the Corporation, BANA and certain Merrill Lynch entities. On February 28, 2018, the District Court granted certification of a class of persons that purchased OTC swaps and notes that referenced U.S. dollar LIBOR from one of the U.S. dollar LIBOR panel banks, limited to claims under Section 1 of the Sherman Act.
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

139 Bank of America

NOTE 13 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
January 31, 2024	March 1, 2024	March 29, 2024	$0.24
October 18, 2023	December 1, 2023	December 29, 2023	0.24
July 19, 2023	September 1, 2023	September 29, 2023	0.24
April 26, 2023	June 2, 2023	June 30, 2023	0.22
February 1, 2023	March 3, 2023	March 31, 2023	0.22
(1) In 2023, and through February 20, 2024.
The cash dividends paid per share of common stock were $0.92 $0.86 and $0.78 for 2023, 2022 and 2021, respectively.
The table below summarizes common stock repurchases during 2023, 2022 and 2021.

Common Stock Repurchase Summary

(in millions)	2023	2022	2021
Total share repurchases, including CCAR capital plan repurchases	147	126	615

Purchase price of shares repurchased and retired (1)	$4,576	$5,073	$25,126
(1) Consists of repurchases pursuant to the Corporation’s CCAR capital plans.
During 2023, in connection with employee stock plans, the Corporation issued 75 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 30 million shares of common stock. At December 31, 2023, the Corporation had reserved 497 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
Preferred Stock
The cash dividends declared on preferred stock were $1.6 billion in both 2023 and 2022 and $1.4 billion in 2021.

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

Bank of America 140

The table below presents a summary of perpetual preferred stock outstanding at December 31, 2023.

Preferred Stock Summary
(Dollars in millions, except as noted)
Series	Description	Initial Issuance Date	Total Shares Outstanding	Liquidation Preference per Share (in dollars)	Carrying Value	Per Annum Dividend Rate	Dividend per Share (in dollars)(1)	Annual Dividend	Redemption Period (2)
Series B	7.000% Cumulative Redeemable	June 1997	7,076	$100	$1	7.00%	$7	$—	n/a
Series E (3)	Floating Rate Non-Cumulative	November 2006	12,317	25,000	308	3-mo. CME Term SOFR + 61.161 bps (4)(5)	1.38	17	On or after November 15, 2011
Series F	Floating Rate Non-Cumulative	March 2012	1,409	100,000	141	3-mo. CME Term SOFR + 66.161 bps (4)(5)	5,693.77	8	On or after March 15, 2012
Series G	Adjustable Rate Non-Cumulative	March 2012	4,925	100,000	492	3-mo. CME Term SOFR + 66.161 bps (4)(5)	5,693.77	28	On or after March 15, 2012
Series L	7.25% Non-Cumulative Perpetual Convertible	January 2008	3,080,182	1,000	3,080	7.25%	72.50	223	n/a
Series U (7)	Fixed-to-Floating Rate Non-Cumulative	May 2013	40,000	25,000	1,000	5.2% to, but excluding, 6/1/23;3-mo. CME Term SOFR + 339.661 bps thereafter (5)(6)	70.32	70	On or after June 1, 2023
Series X (7)	Fixed-to-Floating Rate Non-Cumulative	September 2014	80,000	25,000	2,000	6.250% to, but excluding, 9/5/24; 3-mo. CME Term SOFR + 396.661 bps thereafter (5)	62.50	125	On or after September 5, 2024
Series Z (7)	Fixed-to-Floating Rate Non-Cumulative	October 2014	56,000	25,000	1,400	6.500% to, but excluding, 10/23/24; 3-mo. CME Term SOFR + 443.561 bps thereafter (5)	65.00	91	On or after October 23, 2024
Series AA (7)	Fixed-to-Floating Rate Non-Cumulative	March 2015	76,000	25,000	1,900	6.100% to, but excluding, 3/17/25; 3-mo. CME Term SOFR + 415.961 bps thereafter (5)	61.00	116	On or after March 17, 2025
Series DD (7)	Fixed-to-Floating Rate Non-Cumulative	March 2016	40,000	25,000	1,000	6.300% to, but excluding, 3/10/26; 3-mo. CME Term SOFR + 481.461 bps thereafter (5)	63.00	63	On or after March 10, 2026
Series FF (7)	Fixed-to-Floating Rate Non-Cumulative	March 2018	90,833	25,000	2,271	5.875% to, but excluding, 3/15/28; 3-mo. CME Term SOFR + 319.261 bps thereafter (5)	58.75	133	On or after March 15, 2028
Series GG (3)	6.000% Non-Cumulative	May 2018	54,000	25,000	1,350	6.000%	1.50	81	On or after May 16, 2023
Series HH (3)	5.875% Non-Cumulative	July 2018	34,049	25,000	851	5.875%	1.47	50	On or after July 24, 2023
Series JJ (7)	Fixed-to-Floating Rate Non-Cumulative	June 2019	34,171	25,000	854	5.125% to, but excluding, 6/20/24; 3-mo. CME Term SOFR + 355.361 bps thereafter (5)	51.25	44	On or after June 20, 2024
Series KK (3)	5.375% Non-Cumulative	June 2019	55,273	25,000	1,382	5.375%	1.34	74	On or after June 25, 2024
Series LL (3)	5.000% Non-Cumulative	September 2019	52,045	25,000	1,301	5.000%	1.25	65	On or after September 17, 2024
Series MM (7)	Fixed-to-Floating Rate Non-Cumulative	January 2020	30,753	25,000	769	4.300% to, but excluding, 1/28/25; 3-mo. CME Term SOFR + 292.561 bps thereafter (5)	43.00	33	On or after January 28, 2025
Series NN (3)	4.375% Non-Cumulative	October 2020	42,993	25,000	1,075	4.375%	1.09	47	On or after November 3, 2025
Series PP (3)	4.125% Non-Cumulative	January 2021	36,500	25,000	912	4.125%	1.03	38	On or after February 2, 2026
Series QQ (3)	4.250% Non-Cumulative	October 2021	51,879	25,000	1,297	4.250%	1.06	55	On or after November 17, 2026
Series RR (8)	4.375% Fixed-Rate Reset Non-Cumulative	January 2022	66,738	25,000	1,668	4.375% to, but excluding 1/27/27; 5-yr U.S. Treasury Rate + 276 bps thereafter	43.75	73	On or after January 27, 2027
Series SS (3)	4.750% Non-Cumulative	January 2022	27,463	25,000	687	4.750%	1.19	33	On or after February 17, 2027
Series TT (8)	6.125% Fixed-Rate Reset Non-Cumulative	April 2022	80,000	25,000	2,000	6.125% to, but excluding, 4/27/27; 5-yr U.S. Treasury Rate + 323.1 bps thereafter	61.25	122	On or after April 27, 2027
Series 1 (9)	Floating Rate Non-Cumulative	November 2004	3,185	30,000	96	3-mo. CME Term SOFR + 101.161 bps (5)(10)	1.49	6	On or after November 28, 2009
Series 2 (9)	Floating Rate Non-Cumulative	March 2005	9,967	30,000	299	3-mo. CME Term SOFR + 91.161 bps (5)(10)	1.48	18	On or after November 28, 2009
Series 4 (9)	Floating Rate Non-Cumulative	November 2005	7,010	30,000	210	3-mo. CME Term SOFR + 101.161 bps (4)(5)	1.51	13	On or after November 28, 2010
Series 5 (9)	Floating Rate Non-Cumulative	March 2007	13,331	30,000	400	3-mo. CME Term SOFR + 76.161 bps (4)(5)	1.43	23	On or after May 21, 2012
Issuance costs and certain adjustments					(347)
Total			4,088,099		$28,397
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
(5)The number of basis points to be added to 3-mo. Term SOFR is equal to the original basis point spread applicable to floating rate periods when the preferred stock was originally issued, plus a tenor spread adjustment of 26.161 bps relating to the transition from 3-mo. LIBOR to 3-mo. Term SOFR.
(6)Solely for the dividend period commencing 6/1/23, the per annum dividend rate for the Series U Preferred Stock was determined by reference to 3-mo. LIBOR + 313.5 bps.
(7)Ownership is held in the form of depositary shares, each representing a 1/25th interest in a share of preferred stock, paying a semi-annual cash dividend, if and when declared, until the first redemption date at which time, it adjusts to a quarterly cash dividend, if and when declared, thereafter.
(8)Ownership is held in the form of depositary shares, each representing a 1/25th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.
(9)Ownership is held in the form of depositary shares, each representing a 1/1,200th interest in a share of preferred stock, paying a quarterly cash dividend, if and when declared.
(10)Subject to 3.00% minimum rate per annum.
n/a = not applicable

141 Bank of America

NOTE 14 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for 2023, 2022 and 2021.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2020	$5,122	$(1,992)	$426	$(4,266)	$(946)	$(1,656)
Net change	(2,077)	356	(2,306)	624	(45)	(3,448)
Balance, December 31, 2021	$3,045	$(1,636)	$(1,880)	$(3,642)	$(991)	$(5,104)
Net change	(6,028)	755	(10,055)	(667)	(57)	(16,052)
Balance, December 31, 2022	$(2,983)	$(881)	$(11,935)	$(4,309)	$(1,048)	$(21,156)
Net change	573	(686)	3,919	(439)	1	3,368
Balance, December 31, 2023	$(2,410)	$(1,567)	$(8,016)	$(4,748)	$(1,047)	$(17,788)
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for 2023, 2022 and 2021.

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
(Dollars in millions)	2023			2022			2021
Debt securities:
Net increase (decrease) in fair value	$348	$(79)	$269	$(7,995)	$1,991	$(6,004)	$(2,749)	$689	$(2,060)
Net realized (gains) losses reclassified into earnings (1)	405	(101)	304	(32)	8	(24)	(22)	5	(17)
Net change	753	(180)	573	(8,027)	1,999	(6,028)	(2,771)	694	(2,077)
Debit valuation adjustments:
Net increase (decrease) in fair value	(917)	223	(694)	980	(237)	743	449	(103)	346
Net realized (gains) losses reclassified into earnings (1)	11	(3)	8	16	(4)	12	13	(3)	10
Net change	(906)	220	(686)	996	(241)	755	462	(106)	356
Derivatives:
Net increase (decrease) in fair value	2,064	(514)	1,550	(13,711)	3,430	(10,281)	(2,849)	703	(2,146)
Reclassifications into earnings:
Net interest income	1,153	(288)	865	332	(84)	248	(166)	48	(118)
Market making and similar activities	2,031	(508)	1,523	—	—	—	—	—	—
Compensation and benefits expense	(25)	6	(19)	(29)	7	(22)	(55)	13	(42)
Net realized (gains) losses reclassified into earnings	3,159	(790)	2,369	303	(77)	226	(221)	61	(160)
Net change	5,223	(1,304)	3,919	(13,408)	3,353	(10,055)	(3,070)	764	(2,306)
Employee benefit plans:
Net increase (decrease) in fair value	(642)	162	(480)	(1,103)	276	(827)	463	(72)	391
Net actuarial losses and other reclassified into earnings (2)	56	(16)	40	198	(49)	149	295	(67)	228
Settlements, curtailments and other	1	—	1	11	—	11	5	—	5
Net change	(585)	146	(439)	(894)	227	(667)	763	(139)	624
Foreign currency:
Net increase (decrease) in fair value	(177)	192	15	332	(390)	(58)	296	(341)	(45)
Net realized (gains) losses reclassified into earnings (1)	(48)	34	(14)	—	1	1	(5)	5	—
Net change	(225)	226	1	332	(389)	(57)	291	(336)	(45)
Total other comprehensive income (loss)	$4,260	$(892)	$3,368	$(21,001)	$4,949	$(16,052)	$(4,325)	$877	$(3,448)
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.

Bank of America 142

NOTE 15 Earnings Per Common Share
The calculation of EPS and diluted EPS for 2023, 2022 and 2021 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles.

(In millions, except per share information)	2023	2022	2021
Earnings per common share
Net income	$26,515	$27,528	$31,978
Preferred stock dividends and other	(1,649)	(1,513)	(1,421)
Net income applicable to common shareholders	$24,866	$26,015	$30,557
Average common shares issued and outstanding	8,028.6	8,113.7	8,493.3
Earnings per common share	$3.10	$3.21	$3.60

Diluted earnings per common share
Net income applicable to common shareholders	$24,866	$26,015	$30,557
Average common shares issued and outstanding	8,028.6	8,113.7	8,493.3
Dilutive potential common shares (1)	51.9	53.8	65.1
Total diluted average common shares issued and outstanding	8,080.5	8,167.5	8,558.4
Diluted earnings per common share	$3.08	$3.19	$3.57
(1)Includes incremental dilutive shares from preferred stock, restricted stock units, restricted stock and warrants.
For 2023, 2022 and 2021, 62 million average dilutive potential common shares associated with the Series L preferred stock were not included in the diluted share count because the result would have been antidilutive under the “if-converted” method.
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
The Corporation is required to maintain a minimum supplementary leverage ratio (SLR) of 3.0 percent plus a leverage buffer of 2.0 percent in order to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. The Corporation’s insured depository institution subsidiaries are required to maintain a minimum 6.0 percent SLR to be considered well capitalized under the PCA framework.
The following table presents capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at December 31, 2023 and 2022 for the Corporation and BANA.

143 Bank of America

Regulatory Capital under Basel 3

	Bank of America Corporation			Bank of America, N.A.
	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (3)
(Dollars in millions, except as noted)	December 31, 2023
Risk-based capital metrics:
Common equity tier 1 capital	$194,928	$194,928		$187,621	$187,621
Tier 1 capital	223,323	223,323		187,621	187,621
Total capital (4)	251,399	241,449		201,932	192,175
Risk-weighted assets (in billions)	1,651	1,459		1,395	1,114
Common equity tier 1 capital ratio	11.8%	13.4%	9.5%	13.5%	16.8%	7.0%
Tier 1 capital ratio	13.5	15.3	11.0	13.5	16.8	8.5
Total capital ratio	15.2	16.6	13.0	14.5	17.2	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$3,135	$3,135		$2,471	$2,471
Tier 1 leverage ratio	7.1%	7.1%	4.0	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$3,676			$2,910
Supplementary leverage ratio		6.1%	5.0		6.4%	6.0

	December 31, 2022
Risk-based capital metrics:
Common equity tier 1 capital	$180,060	$180,060		$181,089	$181,089
Tier 1 capital	208,446	208,446		181,089	181,089
Total capital (4)	238,773	230,916		194,254	186,648
Risk-weighted assets (in billions)	1,605	1,411		1,386	1,087
Common equity tier 1 capital ratio	11.2%	12.8%	10.4%	13.1%	16.7%	7.0%
Tier 1 capital ratio	13.0	14.8	11.9	13.1	16.7	8.5
Total capital ratio	14.9	16.4	13.9	14.0	17.2	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (5)	$2,997	$2,997		$2,358	$2,358
Tier 1 leverage ratio	7.0%	7.0%	4.0	7.7%	7.7%	5.0

Supplementary leverage exposure (in billions)		$3,523			$2,785
Supplementary leverage ratio		5.9%	5.0		6.5%	6.0
(1)As of December 31, 2023 and 2022, capital ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the current expected credit losses accounting standard on January 1, 2020.
(2)The common equity tier 1 (CET1) capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, the Corporation’s G-SIB surcharge of 2.5 percent and the Corporation’s capital conservation buffer of 2.5 percent (under the Advanced approaches) or the stress capital buffer of 2.5 percent at December 31, 2023 and 3.4 percent at December 31, 2022 (under the Standardized approach), as applicable. The countercyclical capital buffer was zero for both periods. The SLR regulatory minimum includes a leverage buffer of 2.0 percent.
(3)Risk-based capital regulatory minimums at both December 31, 2023 and 2022 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(4)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(5)Reflects total average assets adjusted for certain Tier 1 capital deductions.
The capital adequacy rules issued by the U.S. banking regulators require institutions to meet the established minimums outlined in the table above. Failure to meet the minimum requirements can lead to certain mandatory and discretionary actions by regulators that could have a material adverse impact on the Corporation’s financial position. At December 31, 2023 and 2022, the Corporation and its banking entity affiliates were well capitalized.
Other Regulatory Matters
At December 31, 2023 and 2022, the Corporation had cash and cash equivalents in the amount of $3.6 billion and $5.6 billion, and securities with a fair value of $18.0 billion and $16.6 billion that were segregated in compliance with securities regulations. Cash and cash equivalents segregated in compliance with securities regulations are a component of restricted cash. For more information, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash. In addition, at December 31, 2023 and 2022, the Corporation had cash deposited with clearing organizations of $23.7 billion and $20.7 billion primarily recorded in other assets on the Consolidated Balance Sheet.
Bank Subsidiary Distributions
The primary sources of funds for cash distributions by the Corporation to its shareholders are capital distributions received from its bank subsidiaries, BANA and Bank of America California, N.A. In 2023, the Corporation received dividends of $22.2 billion from BANA and $199 million from Bank of America California, N.A.
The amount of dividends that a subsidiary bank may declare in a calendar year without OCC approval is the subsidiary bank’s net profits for that year combined with its retained net profits for the preceding two years. Retained net profits, as defined by the OCC, consist of net income less dividends declared during the period. In 2024, BANA can declare and pay dividends of approximately $12.0 billion to the Corporation plus an additional amount equal to its retained net profits for 2024 up to the date of any such dividend declaration. Bank of America California, N.A. can pay dividends of $66 million in 2024 plus an additional amount equal to its retained net profits for 2024 up to the date of any such dividend declaration.

Bank of America 144

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
The Corporation has an annuity contract that guarantees the payment of benefits vested under a terminated U.S. pension plan (Other Pension Plan). The Corporation, under a supplemental agreement, may be responsible for or benefit from actual experience and investment performance of the annuity assets. The Corporation made no contribution under this agreement in 2023 or 2022. Contributions may be required in the future under this agreement.
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
The Pension and Postretirement Plans table summarizes the changes in the fair value of plan assets, changes in the projected benefit obligation (PBO), the funded status of both the accumulated benefit obligation (ABO) and the PBO, and the weighted-average assumptions used to determine benefit obligations for the pension plans and postretirement plans at December 31, 2023 and 2022. The estimate of the Corporation’s PBO associated with these plans considers various actuarial assumptions, including assumptions for mortality rates and discount rates. The discount rate assumptions are derived from a cash flow matching technique that utilizes rates that are based on Aa-rated corporate bonds with cash flows that match estimated benefit payments of each of the plans. The decreases in the weighted-average discount rates in 2023 resulted in an increase to the PBO of $511 million at December 31, 2023. The increases in the weighted-average discount rates in 2022 resulted in a decrease to the PBO of approximately $5.3 billion at December 31, 2022. Significant gains and losses related to changes in the PBO for 2023 and 2022 primarily resulted from changes in the discount rate.

Pension and Postretirement Plans (1)

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans
(Dollars in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Fair value, January 1	$17,258	$22,078	$1,728	$3,031	$1,886	$2,585	$107	$117
Actual return on plan assets	1,436	(3,896)	17	(898)	103	(332)	5	2
Company contributions (withdrawals)	—	—	28	30	80	(135)	43	45
Plan participant contributions	—	—	1	1	—	—	102	104
Settlements and curtailments	—	—	(12)	(51)	—	(6)	—	—
Benefits paid	(1,062)	(924)	(80)	(62)	(220)	(226)	(159)	(161)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	—	—
Foreign currency exchange rate changes	n/a	n/a	97	(323)	n/a	n/a	n/a	n/a
Fair value, December 31	$17,632	$17,258	$1,779	$1,728	$1,849	$1,886	$98	$107
Change in projected benefit obligation
Projected benefit obligation, January 1	$11,580	$15,676	$1,752	$3,116	$2,109	$2,753	$700	$928
Service cost	—	—	27	29	—	—	2	4
Interest cost	616	438	80	53	111	74	36	25
Plan participant contributions	—	—	1	1	—	—	102	104
Plan amendments	—	—	4	3	—	—	—	—
Settlements and curtailments	—	—	(12)	(51)	—	(6)	—	—
Actuarial loss (gain)	635	(3,610)	121	(1,054)	92	(486)	(9)	(198)
Benefits paid	(1,062)	(924)	(80)	(62)	(220)	(226)	(160)	(161)
Federal subsidy on benefits paid	n/a	n/a	n/a	n/a	n/a	n/a	—	—
Foreign currency exchange rate changes	n/a	n/a	81	(283)	n/a	n/a	1	(2)
Projected benefit obligation, December 31	$11,769	$11,580	$1,974	$1,752	$2,092	$2,109	$672	$700
Amounts recognized on Consolidated Balance Sheet
Other assets	$5,863	$5,678	$235	$370	$452	$495	$—	$—
Accrued expenses and other liabilities	—	—	(430)	(394)	(695)	(718)	(574)	(593)
Net amount recognized, December 31	$5,863	$5,678	$(195)	$(24)	$(243)	$(223)	$(574)	$(593)
Funded status, December 31
Accumulated benefit obligation	$11,769	$11,580	$1,903	$1,694	$2,091	$2,109	n/a	n/a
Overfunded (unfunded) status of ABO	5,863	5,678	(124)	34	(242)	(223)	n/a	n/a
Provision for future salaries	—	—	71	58	1	—	n/a	n/a
Projected benefit obligation	11,769	11,580	1,974	1,752	2,092	2,109	$672	$700
Weighted-average assumptions, December 31
Discount rate	5.13%	5.54%	4.48%	4.59%	5.19%	5.58%	5.17%	5.56%
Rate of compensation increase	n/a	n/a	4.33	4.25	4.00	4.00	n/a	n/a
Interest-crediting rate	5.43%	5.36%	1.98	2.03	4.91	4.69	n/a	n/a
(1)The measurement date for all of the above plans was December 31 of each year reported.
n/a = not applicable

145 Bank of America

The Corporation’s estimate of its contributions to be made to the Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans in 2024 is $28 million, $82 million and $25 million, respectively. The Corporation does not expect to make a contribution to the Qualified Pension Plan in 2024. It is the policy of the Corporation to fund no less than the minimum funding amount required by the Employee Retirement Income Security Act of 1974 (ERISA).
Pension Plans with ABO and PBO in excess of plan assets as of December 31, 2023 and 2022 are presented in the table below. For these plans, funding strategies vary due to legal requirements and local practices.

Plans with ABO and PBO in Excess of Plan Assets

	Non-U.S. Pension Plans		Nonqualified and Other Pension Plans
(Dollars in millions)	2023	2022	2023	2022
PBO	$499	$458	$695	$719
ABO	445	416	695	719
Fair value of plan assets	75	71	1	1

Components of Net Periodic Benefit Cost

	Qualified Pension Plan			Non-U.S. Pension Plans
(Dollars in millions)	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost (income)
Service cost	$—	$—	$—	$27	$29	$28
Interest cost	616	438	414	80	53	45
Expected return on plan assets	(1,191)	(1,204)	(1,173)	(72)	(59)	(70)
Amortization of actuarial loss (gain) and prior service cost	94	140	193	11	14	19
Other	—	—	—	1	10	5
Net periodic benefit cost (income)	$(481)	$(626)	$(566)	$47	$47	$27
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	5.54%	2.86%	2.57%	4.59%	1.85%	1.35%
Expected return on plan assets	6.50	5.75	5.75	4.17	2.17	2.30
Rate of compensation increase	n/a	n/a	n/a	4.25	4.46	4.11

	Nonqualified and Other Pension Plans			Postretirement Health and Life Plans
(Dollars in millions)	2023	2022	2021	2023	2022	2021
Components of net periodic benefit cost (income)
Service cost	$—	$—	$—	$2	$4	$5
Interest cost	111	74	67	36	25	24
Expected return on plan assets	(97)	(59)	(49)	(2)	(2)	(3)
Amortization of actuarial loss (gain) and prior service cost	29	54	63	(78)	(9)	20
Other	—	1	—	—	—	—
Net periodic benefit cost (income)	$43	$70	$81	$(42)	$18	$46
Weighted-average assumptions used to determine net cost for years ended December 31
Discount rate	5.58%	2.80%	2.33%	5.56%	2.85%	2.48%
Expected return on plan assets	4.98	2.38	1.88	2.00	2.00	2.00
Rate of compensation increase	4.00	4.00	4.00	n/a	n/a	n/a
n/a = not applicable
The asset valuation method used to calculate the expected return on plan assets component of net periodic benefit cost for the Qualified Pension Plan recognizes 60 percent of the prior year’s market gains or losses at the next measurement date with the remaining 40 percent spread equally over the subsequent four years.
Gains and losses for all benefit plans except postretirement health care are recognized in accordance with the standard amortization provisions of the applicable accounting guidance. Net periodic postretirement health and life expense was determined using the “projected unit credit” actuarial method. For the U.S. Postretirement Health and Life Plans, 50 percent of the unrecognized gain or loss at the beginning of the year (or at subsequent remeasurement) is recognized on a level basis during the year.
Assumed health care cost trend rates affect the postretirement benefit obligation and benefit cost reported for the Postretirement Health and Life Plans. The assumed health care cost trend rate used to measure the expected cost of benefits covered by the U.S. Postretirement Health and Life Plans is 6.50 percent for 2024, reducing in steps to 5.00 percent in 2028 and later years.
The Corporation’s net periodic benefit cost (income) recognized for the plans is sensitive to the discount rate and expected return on plan assets. For the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans, a 25 bps decline in discount rates and expected return on assets would not have had a significant impact on the net periodic benefit cost for 2023.

Bank of America 146

Pretax Amounts included in Accumulated OCI and OCI

	Qualified Pension Plan		Non-U.S. Pension Plans		Nonqualified and Other Pension Plans		Postretirement Health and Life Plans		Total
(Dollars in millions)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Net actuarial loss (gain)	$5,072	$4,775	$478	$312	$852	$796	$(125)	$(187)	$6,277	$5,696
Prior service cost (credits)	—	—	46	43	—	—	—	(1)	46	42
Amounts recognized in accumulated OCI	$5,072	$4,775	$524	$355	$852	$796	$(125)	$(188)	$6,323	$5,738

Current year actuarial loss (gain)	$391	$1,490	$177	$(107)	$85	$(95)	$(15)	$(198)	$638	$1,090
Amortization of actuarial gain (loss) and prior service cost	(94)	(140)	(12)	(14)	(29)	(54)	78	9	(57)	(199)
Current year prior service cost (credit)	—	—	4	3	—	—	—	—	4	3
Amounts recognized in OCI	$297	$1,350	$169	$(118)	$56	$(149)	$63	$(189)	$585	$894
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
The target allocations for 2024 by asset category for the Qualified Pension Plan, Non-U.S. Pension Plans, and Nonqualified and Other Pension Plans are presented in the table below. Equity securities for the Qualified Pension Plan include common stock of the Corporation in the amounts of $299 million (1.69 percent of total plan assets) and $296 million (1.72 percent of total plan assets) at December 31, 2023 and 2022.

2024 Target Allocation

Percentage
Asset Category	Qualified Pension Plan	Non-U.S. Pension Plans	Nonqualified and Other Pension Plans
Equity securities	15 - 45%	0 - 20%	0 - 5%
Debt securities	40 - 80%	40 - 75%	95 - 100%
Real estate	0 - 10%	0 - 15%	0 - 5%
Other	0 - 10%	10 - 40%	0 - 5%
Fair Value Measurements
For more information on fair value measurements, including descriptions of Level 1, 2 and 3 of the fair value hierarchy and the valuation methods employed by the Corporation, see Note 1 – Summary of Significant Accounting Principles and Note 20 – Fair Value Measurements. Combined plan investment assets measured at fair value by level and in total at December 31, 2023 and 2022 are summarized in the Fair Value Measurements table.

147 Bank of America

Fair Value Measurements

	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(Dollars in millions)	December 31, 2023				December 31, 2022
Money market and interest-bearing cash	$1,013	$—	$—	$1,013	$1,329	$—	$—	$1,329
U.S. government and government agency obligations	3,692	729	4	4,425	3,313	704	5	4,022
Corporate debt	—	3,343	—	3,343	—	3,587	—	3,587
Non-U.S. debt securities	567	987	—	1,554	327	933	—	1,260
Asset-backed securities	—	1,464	—	1,464	—	1,273	—	1,273
Mutual and exchange-traded funds	953	—	—	953	1,247	—	—	1,247
Collective investment funds	—	2,350	—	2,350	—	1,988	—	1,988
Common and preferred stocks	4,027	—	—	4,027	3,901	—	—	3,901
Real estate investment trusts	45	—	—	45	76	—	—	76
Participant loans	—	—	6	6	—	—	6	6
Other investments (1)	1	47	427	475	1	23	410	434
Total plan investment assets, at fair value (2)	$10,298	$8,920	$437	$19,655	$10,194	$8,508	$421	$19,123
(1)Other investments includes insurance annuity contracts of $404 million and $390 million and other various investments of $71 million and $44 million at December 31, 2023 and 2022.
(2)At December 31, 2023 and 2022, excludes $1.7 billion and $1.9 billion of certain investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and are not required to be classified in the fair value hierarchy.
The Level 3 Fair Value Measurements table presents a reconciliation of all plan investment assets measured at fair value using significant unobservable inputs (Level 3) during 2023, 2022 and 2021.

Level 3 Fair Value Measurements

	Balance January 1	Actual Return on Plan Assets Still Held at the Reporting Date	Purchases, Sales and Settlements	Balance December 31
(Dollars in millions)	2023
U.S. government and government agency obligations	$5	$—	$(1)	$4
Participant Loans	6	—	—	6
Other investments	410	4	13	427
Total	$421	$4	$12	$437

	2022
U.S. government and government agency obligations	$6	$—	$(1)	$5
Participant Loans	7	—	(1)	6
Other investments	630	(8)	(212)	410
Total	$643	$(8)	$(214)	$421

	2021
U.S. government and government agency obligations	$7	$—	$(1)	$6
Participant loans	7	—	—	7
Other investments	684	(5)	(49)	630
Total	$698	$(5)	$(50)	$643
Projected Benefit Payments
Benefit payments projected to be made from the Qualified Pension Plan, Non-U.S. Pension Plans, Nonqualified and Other Pension Plans, and Postretirement Health and Life Plans are presented in the table below.

Projected Benefit Payments

(Dollars in millions)	Qualified Pension Plan (1)	Non-U.S. Pension Plans (2)	Nonqualified and Other Pension Plans (2)	Postretirement Health and Life Plans (3)
2024	$877	$113	$227	$66
2025	901	121	231	63
2026	906	123	218	61
2027	894	122	210	59
2028	885	125	199	56
2029 - 2033	4,194	619	847	248
(1)Benefit payments expected to be made from the plan’s assets.
(2)Benefit payments expected to be made from a combination of the plans’ and the Corporation’s assets.
(3)Benefit payments (net of retiree contributions) expected to be made from a combination of the plans’ and the Corporation’s assets.

Bank of America 148

Defined Contribution Plans
The Corporation maintains qualified and nonqualified defined contribution retirement plans. The Corporation recorded expense of $1.2 billion in 2023, 2022 and 2021 related to the qualified defined contribution plans. At December 31, 2023 and 2022, 178 million and 179 million shares of the Corporation’s common stock were held by these plans. Payments to the plans for dividends on common stock were $166 million, $153 million and $139 million in 2023, 2022 and 2021, respectively.
Certain non-U.S. employees are covered under defined contribution pension plans that are separately administered in accordance with local laws.
NOTE 18 Stock-based Compensation Plans
The Corporation administers a number of equity compensation plans, with awards being granted predominantly from the Bank of America Corporation Equity Plan (BACEP). Under this plan, 790 million shares of the Corporation’s common stock are authorized to be used for grants of awards.
During 2023 and 2022, the Corporation granted 115 million and 102 million RSUs to certain employees under the BACEP. These RSUs were authorized to settle predominantly in shares of common stock of the Corporation. Certain RSUs will be settled in cash or contain settlement provisions that subject these awards to variable accounting whereby compensation expense is adjusted to fair value based on changes in the share price of the Corporation’s common stock up to the settlement date. The RSUs granted in 2023 and 2022 predominantly vest over four years in one-fourth increments on each of the first four anniversaries of the grant date, provided that the employee remains continuously employed with the Corporation during that time, and will be expensed ratably over the vesting period, net of estimated forfeitures, for non-retirement eligible employees based on the grant-date fair value of the shares. Of the RSUs granted in 2023 and 2022, 42 million and 39 million do not include retirement eligibility. For all other RSUs granted to employees who are retirement eligible, they are deemed authorized as of the beginning of the year preceding the grant date when the incentive award plans are generally approved. As a result, the estimated value is expensed ratably over the year preceding the grant date. The compensation cost for the stock-based plans was $3.1 billion, $2.9 billion and $3.0 billion, and the related income tax benefit was $733 million, $697 million and $723 million for 2023, 2022 and 2021, respectively. At December 31, 2023, there was an estimated $4.0 billion of total unrecognized compensation cost related to certain share-based compensation awards that is expected to be recognized generally over a period of up to four years, with a weighted-average period of 2.5 years.

Restricted Stock and Restricted Stock Units
The total fair value of restricted stock and restricted stock units vested in 2023, 2022 and 2021 was $2.6 billion, $3.4 billion and $2.3 billion, respectively. The table below presents the status at December 31, 2023 of the share-settled restricted stock and restricted stock units and changes during 2023.

Stock-settled Restricted Stock and Restricted Stock Units

	Shares/Units	Weighted- average Grant Date Fair Value
Outstanding at January 1, 2023	202,559,798	$38.60
Granted	112,616,369	33.88
Vested	(72,958,812)	35.94
Canceled	(8,707,200)	38.30
Outstanding at December 31, 2023	233,510,155	37.17
NOTE 19 Income Taxes
The components of income tax expense for 2023, 2022 and 2021 are presented in the table below.

Income Tax Expense

(Dollars in millions)	2023	2022	2021
Current income tax expense
U.S. federal	$1,361	$1,157	$1,076
U.S. state and local	559	389	775
Non-U.S.	1,918	1,156	985
Total current expense	3,838	2,702	2,836
Deferred income tax expense
U.S. federal	(2,241)	110	962
U.S. state and local	(53)	254	491
Non-U.S.	283	375	(2,291)
Total deferred expense	(2,011)	739	(838)
Total income tax expense	$1,827	$3,441	$1,998
Total income tax expense does not reflect the tax effects of items that are included in OCI each period. For more information, see Note 14 – Accumulated Other Comprehensive Income (Loss). Other tax effects included in OCI each period resulted in an expense of $892 million in 2023 and a benefit of $4.9 billion and $877 million in 2022 and 2021. The increase in the federal deferred tax benefit was primarily driven by increased tax attribute carryforwards related to the Corporation’s tax-advantaged investments.
Income tax expense for 2023, 2022 and 2021 varied from the amount computed by applying the statutory income tax rate to income before income taxes. The Corporation’s federal statutory tax rate was 21 percent for 2023, 2022 and 2021. A reconciliation of the expected U.S. federal income tax expense, calculated by applying the federal statutory tax rate, to the Corporation’s actual income tax expense, and the effective tax rates for 2023, 2022 and 2021 are presented in the following table.

149 Bank of America

Reconciliation of Income Tax Expense

	Amount	Percent	Amount	Percent	Amount	Percent
(Dollars in millions)	2023		2022		2021
Expected U.S. federal income tax expense	$5,952	21.0%	$6,504	21.0%	$7,135	21.0%
Increase (decrease) in taxes resulting from:
State tax expense, net of federal benefit	475	1.7	756	2.4	1,087	3.2
Affordable housing/energy/other credits	(4,920)	(17.4)	(3,698)	(11.9)	(3,795)	(11.2)
Tax-exempt income, including dividends	(373)	(1.3)	(273)	(0.9)	(352)	(1.0)
Tax law changes	(137)	(0.5)	186	0.6	(2,050)	(6.0)
Changes in prior-period UTBs, including interest	(26)	(0.1)	(273)	(0.9)	(155)	(0.5)
Rate differential on non-U.S. earnings	601	2.1	368	1.2	45	0.1
Nondeductible expenses	367	1.3	352	1.1	206	0.6
Other	(112)	(0.4)	(481)	(1.5)	(123)	(0.3)
Total income tax expense	$1,827	6.4%	$3,441	11.1%	$1,998	5.9%
Tax Law changes reflect the impact of certain state legislative enactments in 2023 of approximately $137 million and the 2022 and 2021 U.K. enacted corporate income tax rate changes, which resulted in a negative tax adjustment of approximately $186 million in 2022 and a positive income tax adjustment of approximately $2.0 billion in 2021, with corresponding adjustments of U.K. net deferred tax assets. The U.K. net deferred tax assets are primarily net operating losses (NOLs), incurred by the Corporation’s U.K. broker-dealer entity in historical periods, which do not expire under U.K. tax law and are assessed regularly for impairment. If further U.K. tax law changes are enacted, a corresponding income tax adjustment will be made based on the amount of available net deferred tax assets and applicable tax rate changes.
Tax credits originate from investments in affordable housing and renewable energy partnerships and similar entities. Significant increases in the tax credits recognized over the last three annual periods have been primarily driven by the Corporation’s continued growth in the volume of investments in wind and solar energy production facilities, consistent with the Corporation’s commitment to support the transition to a lower carbon economy. For more information, see Note 6 – Securitizations and Other Variable Interest Entities.
The reconciliation of the beginning unrecognized tax benefits (UTB) balance to the ending balance is presented in the table below.

Reconciliation of the Change in Unrecognized Tax Benefits

(Dollars in millions)	2023	2022	2021
Balance, January 1	$1,056	$1,322	$1,340
Increases related to positions taken during the current year	76	121	208
Increases related to positions taken during prior years (1)	139	167	265
Decreases related to positions taken during prior years (1)	(32)	(289)	(413)
Settlements	(380)	(99)	(23)
Expiration of statute of limitations	(48)	(166)	(55)
Balance, December 31	$811	$1,056	$1,322
(1)    The sum of the positions taken during prior years differs from the $(26) million, $(273) million and $(155) million in the Reconciliation of Income Tax Expense table due to temporary items, state items and jurisdictional offsets, as well as the inclusion of interest in the Reconciliation of Income Tax Expense table.

At December 31, 2023, 2022 and 2021, the balance of the Corporation’s UTBs which would, if recognized, affect the Corporation’s effective tax rate was $671 million, $709 million and $959 million, respectively. Included in the UTB balance are some items the recognition of which would not affect the effective tax rate, such as the tax effect of certain temporary differences, the portion of gross state UTBs that would be offset by the tax benefit of the associated federal deduction and the portion of gross non-U.S. UTBs that would be offset by tax reductions in other jurisdictions.
It is reasonably possible that the UTB balance may decrease by as much as $109 million during the next 12 months, since resolved items will be removed from the balance whether their resolution results in payment or recognition.
The Corporation recognized an interest expense of $35 million in 2023 and interest benefit of $50 million in 2022 and interest expense of $32 million in 2021. At December 31, 2023 and 2022, the Corporation’s accrual for interest and penalties that related to income taxes, net of taxes and remittances, was $134 million and $107 million.
The Corporation files income tax returns in more than 100 states and non-U.S. jurisdictions each year. The IRS and other tax authorities in countries and states in which the Corporation has significant business operations examine tax returns periodically (continuously in some jurisdictions). The table below summarizes the status of examinations by major jurisdiction for the Corporation and various subsidiaries at December 31, 2023.

Tax Examination Status

	Years under Examination (1)	Status at December 31, 2023
United States	2017-2021	Field Examination
California	2015-2017	Field Examination
California	2018-2021	To begin in 2024
New York	2019-2021	Field Examination
United Kingdom (2)	2021	Field Examination
(1)    All tax years subsequent to the years shown remain subject to examination.
(2) Field examination for tax year 2022 to begin in 2024.
Significant components of the Corporation’s net deferred tax assets and liabilities at December 31, 2023 and 2022 are presented in the following table.

Bank of America 150

Deferred Tax Assets and Liabilities

	December 31
(Dollars in millions)	2023	2022
Deferred tax assets
Tax attribute carryforwards (1)	$11,084	$9,798
Security, loan and debt valuations (2)	3,991	5,748
Allowance for credit losses	3,518	3,503
Lease liability	2,328	2,443
Employee compensation and retirement benefits	1,698	1,625
Accrued expenses	1,640	1,143
Other	1,475	1,371
Gross deferred tax assets	25,734	25,631
Valuation allowance	(2,108)	(2,133)
Total deferred tax assets, net of valuation allowance	23,626	23,498

Deferred tax liabilities
Equipment lease financing	2,488	2,432
Right-of-use asset	2,180	2,303
Tax credit investments	1,884	1,759
Fixed Assets	789	1,200
Other	1,913	2,459
Gross deferred tax liabilities	9,254	10,153
Net deferred tax assets	$14,372	$13,345
(1)Includes both net operating loss and tax credit carryforwards.
(2)Includes AFS debt securities.
The table below summarizes the deferred tax assets and related valuation allowances recognized for the net operating loss (NOL) and tax credit carryforwards at December 31, 2023.

Net Operating Loss and Tax Credit Carryforward Deferred Tax Assets

(Dollars in millions)	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset	First Year Expiring
Net operating losses - U.K. (1)	$7,588	$—	$7,588	None
Net operating losses - other non-U.S.	235	(44)	191	Various
Net operating losses - U.S. states (2)	807	(471)	336	Various
General business credits	1,557	—	1,557	Various
Foreign tax credits	897	(897)	—	After 2028
(1)Represents U.K. broker-dealer net operating losses that may be carried forward indefinitely.
(2)The net operating losses and related valuation allowances for U.S. states before considering the benefit of federal deductions were $1.0 billion and $597 million.
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
At December 31, 2023, U.S. federal income taxes had not been provided on approximately $5.0 billion of temporary differences associated with investments in non-U.S. subsidiaries that are essentially permanent in duration. If the Corporation were to record the associated deferred tax liability, the amount would be approximately $1.0 billion.
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
During 2023, there were no significant changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
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

151 Bank of America

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
Asset-backed Secured Financings
The fair values of asset-backed secured financings are based on external broker bids, where available, or are determined by discounting estimated cash flows using interest rates approximating the Corporation’s current origination rates for similar loans, adjusted to reflect the inherent credit risk.

Bank of America 152

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at December 31, 2023 and 2022, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

	December 31, 2023
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$1,181	$—	$—	$—	$1,181
Federal funds sold and securities borrowed or purchased under agreements to resell	—	436,340	—	(303,287)	133,053
Trading account assets:
U.S. Treasury and government agencies	65,160	1,963	—	—	67,123
Corporate securities, trading loans and other	—	41,462	1,689	—	43,151
Equity securities	47,431	41,380	187	—	88,998
Non-U.S. sovereign debt	5,517	21,195	396	—	27,108
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	38,802	2	—	38,804
Mortgage trading loans, ABS and other MBS	—	10,955	1,215	—	12,170
Total trading account assets (2)	118,108	155,757	3,489	—	277,354
Derivative assets	14,676	272,244	3,422	(251,019)	39,323
AFS debt securities:
U.S. Treasury and government agencies	176,764	902	—	—	177,666
Mortgage-backed securities:
Agency	—	37,812	—	—	37,812
Agency-collateralized mortgage obligations	—	2,544	—	—	2,544
Non-agency residential	—	109	273	—	382
Commercial	—	10,435	—	—	10,435
Non-U.S. securities	1,093	21,679	103	—	22,875
Other taxable securities	—	4,835	—	—	4,835
Tax-exempt securities	—	10,100	—	—	10,100
Total AFS debt securities	177,857	88,416	376	—	266,649
Other debt securities carried at fair value:
U.S. Treasury and government agencies	1,690	—	—	—	1,690
Non-agency residential MBS	—	211	69	—	280
Non-U.S. and other securities	1,786	6,447	—	—	8,233
Total other debt securities carried at fair value	3,476	6,658	69	—	10,203
Loans and leases	—	3,476	93	—	3,569
Loans held-for-sale	—	1,895	164	—	2,059
Other assets (3)	8,052	2,152	1,657	—	11,861
Total assets (4)	$323,350	$966,938	$9,270	$(554,306)	$745,252
Liabilities
Interest-bearing deposits in U.S. offices	$—	$284	$—	$—	$284
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	481,896	—	(303,287)	178,609
Trading account liabilities:
U.S. Treasury and government agencies	14,908	65	—	—	14,973
Equity securities	51,772	4,710	12	—	56,494
Non-U.S. sovereign debt	9,390	6,997	—	—	16,387
Corporate securities and other	—	7,637	39	—	7,676
Total trading account liabilities	76,070	19,409	51	—	95,530
Derivative liabilities	14,375	280,908	5,916	(257,767)	43,432
Short-term borrowings	—	4,680	10	—	4,690
Accrued expenses and other liabilities	8,969	2,483	21	—	11,473
Long-term debt	—	42,195	614	—	42,809
Total liabilities (4)	$99,414	$831,855	$6,612	$(561,054)	$376,827
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes securities with a fair value of $18.0 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $42 million that is accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(3)Includes MSRs, which are classified as Level 3 assets, of $970 million.
(4)Total recurring Level 3 assets were 0.29 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.23 percent of total consolidated liabilities.

153 Bank of America

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

Bank of America 154

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2023, 2022 and 2021, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Year Ended December 31, 2023
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$—	$—	$—	$—	$—	$—	$7	$(7)	$—	$—
Trading account assets:
Corporate securities, trading loans and other	2,384	144	2	453	(241)	20	(1,029)	385	(429)	1,689	50
Equity securities	145	44	—	39	(52)	—	(61)	153	(81)	187	(5)
Non-U.S. sovereign debt	518	68	30	64	(23)	—	(259)	—	(2)	396	70
Mortgage trading loans, MBS and ABS	1,552	(50)	—	263	(417)	—	(241)	436	(326)	1,217	(71)
Total trading account assets	4,599	206	32	819	(733)	20	(1,590)	974	(838)	3,489	44
Net derivative assets (liabilities) (4)	(2,893)	179	(375)	1,318	(1,281)	—	(1,575)	(8)	2,141	(2,494)	(857)
AFS debt securities:
Non-agency residential MBS	258	1	23	—	—	—	(9)	—	—	273	2
Non-U.S. and other taxable securities	195	10	7	—	—	—	(106)	4	(7)	103	2
Tax-exempt securities	51	1	—	—	—	—	(52)	—	—	—	—
Total AFS debt securities	504	12	30	—	—	—	(167)	4	(7)	376	4
Other debt securities carried at fair value – Non-agency residential MBS	119	(4)	—	—	(19)	—	(6)	—	(21)	69	(3)
Loans and leases (5,6)	253	(9)	—	9	(54)	—	(100)	16	(22)	93	(13)
Loans held-for-sale (5,6)	232	24	3	—	(25)	—	(70)	—	—	164	13
Other assets (6,7)	1,799	211	10	176	(326)	104	(319)	2	—	1,657	74
Trading account liabilities – Equity securities	—	1	—	—	—	—	2	(15)	—	(12)	1
Trading account liabilities – Corporate securities and other	(58)	(3)	—	(3)	(1)	(1)	24	(35)	38	(39)	(9)
Short-term borrowings (5)	(14)	1	—	—	(13)	(8)	24	—	—	(10)	(1)
Accrued expenses and other liabilities (5)	(32)	21	—	(11)	—	—	—	—	1	(21)	4
Long-term debt (5)	(862)	179	(26)	(9)	50	—	47	—	7	(614)	183

Year Ended December 31, 2022
Trading account assets:
Corporate securities, trading loans and other	$2,110	$(52)	$(2)	$1,069	$(384)	$—	$(606)	$1,023	$(774)	$2,384	$(78)
Equity securities	190	(3)	—	45	(25)	—	(4)	38	(96)	145	(6)
Non-U.S. sovereign debt	396	59	16	54	(4)	—	(68)	75	(10)	518	56
Mortgage trading loans, MBS and ABS	1,527	(254)	—	729	(665)	—	(112)	536	(209)	1,552	(152)
Total trading account assets	4,223	(250)	14	1,897	(1,078)	—	(790)	1,672	(1,089)	4,599	(180)
Net derivative assets (liabilities) (4)	(2,662)	551	—	319	(830)	—	294	(180)	(385)	(2,893)	259
AFS debt securities:
Non-agency residential MBS	316	—	(35)	—	(8)	—	(75)	73	(13)	258	—
Non-U.S. and other taxable securities	71	10	(10)	126	—	—	(22)	311	(291)	195	1
Tax-exempt securities	52	—	1	—	—	—	(3)	1	—	51	—
Total AFS debt securities	439	10	(44)	126	(8)	—	(100)	385	(304)	504	1
Other debt securities carried at fair value – Non-agency residential MBS	242	(19)	—	—	—	—	(111)	30	(23)	119	14
Loans and leases (5,6)	748	(45)	—	—	(154)	82	(129)	—	(249)	253	(21)
Loans held-for-sale (5,6)	317	9	4	171	(6)	—	(271)	8	—	232	19
Other assets (6,7)	1,572	305	(21)	39	(35)	208	(271)	5	(3)	1,799	213
Trading account liabilities – Corporate securities and other	(11)	5	—	(4)	—	—	(2)	(46)	—	(58)	1
Short-term borrowings (5)	—	3	—	—	(17)	—	—	(3)	3	(14)	2
Accrued expenses and other liabilities (5)	—	(23)	—	(9)	—	—	—	—	—	(32)	(7)
Long-term debt (5)	(1,075)	(197)	82	—	14	(1)	57	(24)	282	(862)	(200)
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments, derivatives designated in cash flow hedges and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized gains (losses) of $(324) million and $28 million related to financial instruments still held at December 31, 2023 and 2022.
(4)Net derivative assets (liabilities) include derivative assets of $3.4 billion and $3.2 billion and derivative liabilities of $5.9 billion and $6.1 billion at December 31, 2023 and 2022.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

155 Bank of America

Level 3 – Fair Value Measurements (1)

(Dollars in millions)	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance December 31	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
				Purchases	Sales	Issuances	Settlements
Year Ended December 31, 2021
Trading account assets:
Corporate securities, trading loans and other	$1,359	$(17)	$—	$765	$(437)	$—	$(327)	$1,218	$(451)	$2,110	$(79)
Equity securities	227	(18)	—	103	(68)	—	—	112	(166)	190	(44)
Non-U.S. sovereign debt	354	31	(20)	18	—	—	(13)	26	—	396	34
Mortgage trading loans, MBS and ABS	1,440	(58)	—	518	(721)	7	(167)	771	(263)	1,527	(91)
Total trading account assets	3,380	(62)	(20)	1,404	(1,226)	7	(507)	2,127	(880)	4,223	(180)
Net derivative assets (liabilities) (4)	(3,468)	927	—	521	(653)	—	293	(74)	(208)	(2,662)	800
AFS debt securities:
Non-agency residential MBS	378	(11)	(111)	—	(98)	—	(45)	304	(101)	316	8
Non-U.S. and other taxable securities	89	(4)	(7)	8	(10)	—	(4)	—	(1)	71	—
Tax-exempt securities	176	20	—	—	—	—	(2)	—	(142)	52	(19)
Total AFS debt securities	643	5	(118)	8	(108)	—	(51)	304	(244)	439	(11)
Other debt securities carried at fair value - Non-agency residential MBS	267	1	—	—	(45)	—	(37)	101	(45)	242	10
Loans and leases (5,6)	717	62	—	59	(13)	70	(180)	46	(13)	748	65
Loans held-for-sale (5,6)	236	13	(6)	132	(1)	—	(79)	26	(4)	317	18
Other assets (6,7)	1,970	7	3	26	(202)	144	(383)	9	(2)	1,572	3
Trading account liabilities – Corporate securities and other	(16)	6	—	—	—	(1)	—	—	—	(11)	—
Long-term debt (5)	(1,164)	(92)	13	(6)	15	(12)	98	(65)	138	(1,075)	(113)
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
(3)Includes unrealized losses in OCI on AFS debt securities, foreign currency translation adjustments and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized losses of $19 million related to financial instruments still held at December 31, 2021.
(4)Net derivative assets (liabilities) include derivative assets of $3.1 billion and derivative liabilities of $5.8 billion.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

Bank of America 156

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at December 31, 2023 and 2022.

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2023

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$538	Discounted cash flow, Market comparables	Yield	0% to 22%	9%
Trading account assets – Mortgage trading loans, MBS and ABS	109		Prepayment speed	1% to 42% CPR	10% CPR
Loans and leases	87		Default rate	0% to 3% CDR	1% CDR
AFS debt securities – Non-agency residential	273		Price	$0 to $115	$70
Other debt securities carried at fair value – Non-agency residential	69		Loss severity	0% to 100%	27%
Instruments backed by commercial real estate assets	$363	Discounted cash flow	Yield	0% to 25%	12%
Trading account assets – Corporate securities, trading loans and other	301		Price	$0 to $100	$75
Trading account assets – Mortgage trading loans, MBS and ABS	62
Commercial loans, debt securities and other	$3,103	Discounted cash flow, Market comparables	Yield	5% to 59%	13%
Trading account assets – Corporate securities, trading loans and other	1,388		Prepayment speed	10% to 20%	16%
Trading account assets – Non-U.S. sovereign debt	396		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, MBS and ABS	1,046		Loss severity	35% to 40%	37%
AFS debt securities – Non-U.S. and other taxable securities	103		Price	$0 to $157	$70
Loans and leases	6
Loans held-for-sale	164
Other assets, primarily auction rate securities	$687	Discounted cash flow, Market comparables	Price	$10 to $95	$85
			Discount rate	10%	n/a

MSRs	$970	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 14 years	6 years
			Weighted-average life, variable rate (5)	0 to 11 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(614)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Yield	58%	n/a
			Equity correlation	5% to 97%	25%
			Price	$0 to $100	$90
			Natural gas forward price	$1/MMBtu to $7/MMBtu	$4 /MMBtu
Net derivative assets (liabilities)
Credit derivatives	$9	Discounted cash flow, Stochastic recovery correlation model	Credit spreads	2 to 79 bps	59 bps
			Prepayment speed	15% CPR	n/a
			Default rate	2% CDR	n/a
			Credit correlation	22% to 62%	58%
			Price	$0 to $94	$87
Equity derivatives	$(1,386)	Industry standard derivative pricing (3)	Equity correlation	0% to 99%	67%
			Long-dated equity volatilities	4% to 102%	34%
Commodity derivatives	$(633)	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$1/MMBtu to $7/MMBtu	$4 /MMBtu
			Power forward price	$21 to $91	$42

Interest rate derivatives	$(484)	Industry standard derivative pricing (4)	Correlation (IR/IR)	(35)% to 89%	65%
			Correlation (FX/IR)	(25)% to 58%	35%
			Long-dated inflation rates	(1)% to 11%	0%
			Long-dated inflation volatilities	0% to 5%	2%
			Interest rate volatilities	0% to 2%	1%
Total net derivative assets (liabilities)	$(2,494)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type, which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 153: Trading account assets – Corporate securities, trading loans and other of $1.7 billion, Trading account assets – Non-U.S. sovereign debt of $396 million, Trading account assets – Mortgage trading loans, MBS and ABS of $1.2 billion, AFS debt securities of $376 million, Other debt securities carried at fair value - Non-agency residential of $69 million, Other assets, including MSRs, of $1.7 billion, Loans and leases of $93 million and LHFS of $164 million.
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
(2)The categories are aggregated based upon product type, which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 154: Trading account assets – Corporate securities, trading loans and other of $2.4 billion, Trading account assets – Non-U.S. sovereign debt of $518 million, Trading account assets – Mortgage trading loans, MBS and ABS of $1.6 billion, AFS debt securities of $504 million, Other debt securities carried at fair value - Non-agency residential of $119 million, Other assets, including MSRs, of $1.8 billion, Loans and leases of $253 million and LHFS of $232 million.
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

Bank of America 158

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
Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during 2023, 2022 and 2021.

Assets Measured at Fair Value on a Nonrecurring Basis

	December 31, 2023		December 31, 2022
(Dollars in millions)	Level 2	Level 3	Level 2	Level 3
Assets
Loans held-for-sale	$77	$2,793	$1,979	$3,079
Loans and leases (1)	—	153	—	166
Foreclosed properties (2, 3)	—	48	—	7
Other assets (4)	31	898	88	165

		Gains (Losses)
		2023	2022	2021
Assets
Loans held-for-sale		$(246)	$(387)	$(44)
Loans and leases (1)		(45)	(48)	(60)
Foreclosed properties		(6)	(6)	(2)
Other assets		(252)	(91)	(492)
(1)Includes $10 million, $15 million and $24 million of losses on loans that were written down to a collateral value of zero during 2023, 2022 and 2021, respectively.
(2)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
(3)Excludes $31 million and $60 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at December 31, 2023 and 2022.
(4)Represents the fair value of certain impaired renewable energy investments.

159 Bank of America

The table below presents information about significant unobservable inputs utilized in the Corporation's nonrecurring Level 3 fair value measurements at December 31, 2023 and 2022.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	Year Ended December 31, 2023
Loans held-for-sale	$2,793	Pricing model	Implied yield	7% to 23%	n/a
Loans and leases (2)	153	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
Other assets (3)	898	Discounted cash flow	Discount rate	7%	n/a
	Year Ended December 31, 2022
Loans held-for-sale	$3,079	Pricing model	Implied yield	9% to 24%	n/a
Loans and leases (2)	166	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
Other assets (3)	165	Discounted cash flow	Discount rate	7%	n/a
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

Bank of America 160

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
Fair Value Option Elections
The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at December 31, 2023 and 2022, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for 2023, 2022 and 2021.

Fair Value Option Elections

	December 31, 2023			December 31, 2022
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$133,053	$133,001	$52	$146,999	$147,158	$(159)
Loans reported as trading account assets (1)	8,377	15,580	(7,203)	10,143	17,682	(7,539)
Trading inventory – other	25,282	n/a	n/a	20,770	n/a	n/a
Consumer and commercial loans	3,569	3,618	(49)	5,771	5,897	(126)
Loans held-for-sale (1)	2,059	2,873	(814)	1,115	1,873	(758)
Other assets	1,986	n/a	n/a	620	n/a	n/a
Long-term deposits	284	267	17	311	381	(70)
Federal funds purchased and securities loaned or sold under agreements to repurchase	178,609	178,634	(25)	151,708	151,885	(177)
Short-term borrowings	4,690	4,694	(4)	832	833	(1)
Unfunded loan commitments	67	n/a	n/a	110	n/a	n/a
Accrued expenses and other liabilities	1,341	1,347	(6)	1,217	1,161	56
Long-term debt	42,809	46,707	(3,898)	33,070	36,830	(3,760)
(1)A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

161 Bank of America

Gains (Losses) Related to Assets and Liabilities Accounted for Under the Fair Value Option

	Market making and similar activities	Other Income	Total
(Dollars in millions)	2023
Loans reported as trading account assets	$251	—	$251
Trading inventory – other (1)	5,121	—	5,121
Consumer and commercial loans	(174)	67	(107)
Loans held-for-sale (2)	—	22	22
Short-term borrowings	7	—	7
Unfunded loan commitments	(1)	39	38
Accrued expenses and other liabilities	609	—	609
Long-term debt (3)	(1,143)	(35)	(1,178)
Other (4)	93	(23)	70
Total	$4,763	$70	$4,833

	2022
Loans reported as trading account assets	$(164)	$—	$(164)
Trading inventory – other (1)	(1,159)	—	(1,159)
Consumer and commercial loans	(58)	(27)	(85)
Loans held-for-sale (2)	—	(304)	(304)
Short-term borrowings	639	—	639
Unfunded loan commitments	—	8	8
Accrued expenses and other liabilities	11	—	11
Long-term debt (3)	4,359	(46)	4,313
Other (4)	74	30	104
Total	$3,702	$(339)	$3,363

	2021
Loans reported as trading account assets	$275	$—	$275
Trading inventory – other (1)	(211)	—	(211)
Consumer and commercial loans	78	40	118
Loans held-for-sale (2)	—	58	58
Short-term borrowings	883	—	883
Long-term debt (3)	(604)	(41)	(645)
Other (4)	18	(23)	(5)
Total	$439	$34	$473
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

Gains (Losses) Related to Borrower-specific Credit Risk for Assets and Liabilities Accounted for Under the Fair Value Option

(Dollars in millions)	2023	2022	2021
Loans reported as trading account assets	$(3)	$(950)	$128
Consumer and commercial loans	44	(51)	7
Loans held-for-sale	(15)	(23)	28
Unfunded loan commitments	39	8	(1)
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

Bank of America 162

Under the fair value hierarchy, cash and cash equivalents are classified as Level 1. Time deposits placed and other short-term investments, such as U.S. government securities and short-term commercial paper, are classified as Level 1 or Level 2. Federal funds sold and purchased are classified as Level 2. Resale and repurchase agreements are classified as Level 2 because they are generally short-dated and/or variable-rate instruments collateralized by U.S. government or agency securities. Short-term borrowings are generally classified as Level 2.
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at December 31, 2023 and 2022 are presented in the table below.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	December 31, 2023
Financial assets
Loans	$1,020,281	$49,311	$949,977	$999,288
Loans held-for-sale	6,002	3,024	2,979	6,003
Financial liabilities
Deposits (1)	1,923,827	1,925,015	—	1,925,015
Long-term debt	302,204	303,070	913	303,983
Commercial unfunded lending commitments (2)	1,275	44	3,927	3,971

	December 31, 2022
Financial assets
Loans	$1,014,593	$50,194	$935,282	$985,476
Loans held-for-sale	6,871	3,417	3,455	6,872
Financial liabilities
Deposits (1)	1,930,341	1,930,165	—	1,930,165
Long-term debt	275,982	271,993	1,136	273,129
Commercial unfunded lending commitments (2)	1,650	77	6,596	6,673
(1)    Includes demand deposits of $897.3 billion and $918.9 billion with no stated maturities at December 31, 2023 and 2022.
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

163 Bank of America

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
The table below presents net income (loss) and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for 2023, 2022 and 2021, and total assets at December 31, 2023, 2022 and 2021 for each business segment, as well as All Other.

Results of Business Segments and All Other

At and for the year ended December 31	Total Corporation (1)			Consumer Banking
(Dollars in millions)	2023	2022	2021	2023	2022	2021
Net interest income	$57,498	$52,900	$43,361	$33,689	$30,045	$24,929
Noninterest income	41,650	42,488	46,179	8,342	8,590	9,076
Total revenue, net of interest expense	99,148	95,388	89,540	42,031	38,635	34,005
Provision for credit losses	4,394	2,543	(4,594)	5,158	1,980	(1,035)
Noninterest expense	65,845	61,438	59,731	21,416	20,077	19,290
Income before income taxes	28,909	31,407	34,403	15,457	16,578	15,750
Income tax expense	2,394	3,879	2,425	3,864	4,062	3,859
Net income	$26,515	$27,528	$31,978	$11,593	$12,516	$11,891
Year-end total assets	$3,180,151	$3,051,375		$1,049,830	$1,126,453

	Global Wealth & Investment Management			Global Banking
	2023	2022	2021	2023	2022	2021
Net interest income	$7,147	$7,466	$5,664	$14,645	$12,184	$8,511
Noninterest income	13,958	14,282	15,084	10,151	10,045	12,364
Total revenue, net of interest expense	21,105	21,748	20,748	24,796	22,229	20,875
Provision for credit losses	6	66	(241)	(586)	641	(3,201)
Noninterest expense	15,836	15,490	15,258	11,344	10,966	10,632
Income before income taxes	5,263	6,192	5,731	14,038	10,622	13,444
Income tax expense	1,316	1,517	1,404	3,790	2,815	3,630
Net income	$3,947	$4,675	$4,327	$10,248	$7,807	$9,814
Year-end total assets	$344,626	$368,893		$621,751	$588,466

	Global Markets			All Other
	2023	2022	2021	2023	2022	2021
Net interest income	$1,678	$3,088	$4,011	$339	$117	$246
Noninterest income	17,849	15,050	15,244	(8,650)	(5,479)	(5,589)
Total revenue, net of interest expense	19,527	18,138	19,255	(8,311)	(5,362)	(5,343)
Provision for credit losses	(131)	28	65	(53)	(172)	(182)
Noninterest expense	13,206	12,420	13,032	4,043	2,485	1,519
Income (loss) before income taxes	6,452	5,690	6,158	(12,301)	(7,675)	(6,680)
Income tax expense (benefit)	1,774	1,508	1,601	(8,350)	(6,023)	(8,069)
Net income (loss)	$4,678	$4,182	$4,557	$(3,951)	$(1,652)	$1,389
Year-end total assets	$817,588	$812,489		$346,356	$155,074
(1)There were no material intersegment revenues.

Bank of America 164

The table below presents noninterest income and the associated components for 2023, 2022, and 2021 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation			Consumer Banking			Global Wealth & Investment Management
(Dollars in millions)	2023	2022	2021	2023	2022	2021	2023	2022	2021
Fees and commissions:
Card income
Interchange fees	$3,983	$4,096	$4,560	$3,157	$3,239	$3,597	$(12)	$20	$43
Other card income	2,071	1,987	1,658	2,107	1,930	1,575	57	50	42
Total card income	6,054	6,083	6,218	5,264	5,169	5,172	45	70	85
Service charges
Deposit-related fees	4,382	5,190	6,271	2,317	2,706	3,538	41	65	72
Lending-related fees	1,302	1,215	1,233	—	—	—	37	8	—
Total service charges	5,684	6,405	7,504	2,317	2,706	3,538	78	73	72
Investment and brokerage services
Asset management fees	12,002	12,152	12,729	197	195	188	11,805	11,957	12,541
Brokerage fees	3,561	3,749	3,961	111	109	132	1,408	1,604	1,771
Total investment and brokerage services	15,563	15,901	16,690	308	304	320	13,213	13,561	14,312
Investment banking fees
Underwriting income	2,235	1,970	5,077	—	—	—	171	189	388
Syndication fees	898	1,070	1,499	—	—	—	—	—	—
Financial advisory services	1,575	1,783	2,311	—	—	—	—	—	—
Total investment banking fees	4,708	4,823	8,887	—	—	—	171	189	388
Total fees and commissions	32,009	33,212	39,299	7,889	8,179	9,030	13,507	13,893	14,857
Market making and similar activities	12,732	12,075	8,691	20	10	1	137	102	40
Other income (loss)	(3,091)	(2,799)	(1,811)	433	401	45	314	287	187
Total noninterest income	$41,650	$42,488	$46,179	$8,342	$8,590	$9,076	$13,958	$14,282	$15,084

	Global Banking			Global Markets			All Other (1)
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Fees and commissions:
Card income
Interchange fees	$772	$767	$700	$66	$66	$220	$—	$4	$—
Other card income	9	7	13	—	—	—	(102)	—	28
Total card income	781	774	713	66	66	220	(102)	4	28
Service charges
Deposit-related fees	1,943	2,310	2,508	79	101	146	2	8	7
Lending-related fees	1,009	983	1,015	256	224	218	—	—	—
Total service charges	2,952	3,293	3,523	335	325	364	2	8	7
Investment and brokerage services
Brokerage fees	57	42	104	1,993	2,002	1,979	(8)	(8)	(25)
Total investment and brokerage services	57	42	104	1,993	2,002	1,979	(8)	(8)	(25)
Investment banking fees
Underwriting income	922	796	2,187	1,298	1,176	2,725	(156)	(191)	(223)
Syndication fees	505	565	781	393	505	718	—	—	—
Financial advisory services	1,392	1,643	2,139	183	139	173	—	1	(1)
Total investment banking fees	2,819	3,004	5,107	1,874	1,820	3,616	(156)	(190)	(224)
Total fees and commissions	6,609	7,113	9,447	4,268	4,213	6,179	(264)	(186)	(214)
Market making and similar activities	190	215	145	13,430	11,406	8,760	(1,045)	342	(255)
Other income (loss)	3,352	2,717	2,772	151	(569)	305	(7,341)	(5,635)	(5,120)
Total noninterest income	$10,151	$10,045	$12,364	$17,849	$15,050	$15,244	$(8,650)	$(5,479)	$(5,589)
(1)All Other includes eliminations of intercompany transactions.

165 Bank of America

The table below presents a reconciliation of the four business segments’ total revenue, net of interest expense, on an FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet.

Business Segment Reconciliations

(Dollars in millions)	2023	2022	2021
Segments’ total revenue, net of interest expense	$107,459	$100,750	$94,883
Adjustments (1):
Asset and liability management activities	(2,011)	(164)	(4)
Liquidating businesses, eliminations and other	(6,300)	(5,198)	(5,339)
FTE basis adjustment	(567)	(438)	(427)
Consolidated revenue, net of interest expense	$98,581	$94,950	$89,113
Segments’ total net income	30,466	29,180	30,589
Adjustments, net-of-tax (1):
Asset and liability management activities	(1,550)	(122)	11
Liquidating businesses, eliminations and other	(2,401)	(1,530)	1,378
Consolidated net income	$26,515	$27,528	$31,978

		December 31
		2023	2022
Segments’ total assets		$2,833,795	$2,896,301
Adjustments (1):
Asset and liability management activities, including securities portfolio		1,255,241	1,133,375
Elimination of segment asset allocations to match liabilities		(972,925)	(1,041,793)
Other		64,040	63,492
Consolidated total assets		$3,180,151	$3,051,375
(1)Adjustments include consolidated income, expense and asset amounts not specifically allocated to individual business segments.
NOTE 24 Parent Company Information
The following tables present the Parent Company-only financial information.

Condensed Statement of Income

(Dollars in millions)	2023	2022	2021
Income
Dividends from subsidiaries:
Bank holding companies and related subsidiaries	$22,384	$22,250	$15,621
Interest from subsidiaries	21,314	12,420	8,362
Other income (loss)	(1,012)	(201)	(114)
Total income	42,686	34,469	23,869
Expense
Interest on borrowed funds from subsidiaries	896	236	54
Other interest expense	14,119	7,041	3,383
Noninterest expense	1,699	1,322	1,531
Total expense	16,714	8,599	4,968
Income before income taxes and equity in undistributed earnings of subsidiaries	25,972	25,870	18,901
Income tax expense	838	683	886
Income before equity in undistributed earnings of subsidiaries	25,134	25,187	18,015
Equity in undistributed earnings (losses) of subsidiaries:
Bank holding companies and related subsidiaries	1,203	2,333	14,078
Nonbank companies and related subsidiaries	178	8	(115)
Total equity in undistributed earnings (losses) of subsidiaries	1,381	2,341	13,963
Net income	$26,515	$27,528	$31,978

Bank of America 166

Condensed Balance Sheet

	December 31
(Dollars in millions)	2023	2022
Assets
Cash held at bank subsidiaries	$4,559	$9,609
Securities	644	617
Receivables from subsidiaries:
Bank holding companies and related subsidiaries	249,320	222,584
Banks and related subsidiaries	205	220
Nonbank companies and related subsidiaries	1,255	978
Investments in subsidiaries:
Bank holding companies and related subsidiaries	306,946	301,207
Nonbank companies and related subsidiaries	3,946	3,770
Other assets	6,799	7,156
Total assets	$573,674	$546,141
Liabilities and shareholders’ equity
Accrued expenses and other liabilities	$14,510	$14,193
Payables to subsidiaries:
Banks and related subsidiaries	207	260
Bank holding companies and related subsidiaries	14	21
Nonbank companies and related subsidiaries	17,756	14,578
Long-term debt	249,541	243,892
Total liabilities	282,028	272,944
Shareholders’ equity	291,646	273,197
Total liabilities and shareholders’ equity	$573,674	$546,141

Condensed Statement of Cash Flows

(Dollars in millions)	2023	2022	2021
Operating activities
Net income	$26,515	$27,528	$31,978
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) losses of subsidiaries	(1,381)	(2,341)	(13,963)
Other operating activities, net	3,395	(31,777)	(7,144)
Net cash provided by (used in) operating activities	28,529	(6,590)	10,871
Investing activities
Net sales (purchases) of securities	(15)	25	(14)
Net payments to subsidiaries	(21,267)	(6,044)	(10,796)
Other investing activities, net	(43)	(34)	(26)
Net cash used in investing activities	(21,325)	(6,053)	(10,836)
Financing activities
Net increase (decrease) in other advances	2,825	2,853	503
Proceeds from issuance of long-term debt	23,950	44,123	56,106
Retirement of long-term debt	(25,366)	(19,858)	(24,544)
Proceeds from issuance of preferred stock and warrants	—	4,426	2,170
Redemption of preferred stock	—	(654)	(1,971)
Common stock repurchased	(4,576)	(5,073)	(25,126)
Cash dividends paid	(9,087)	(8,576)	(8,055)
Net cash provided by (used in) financing activities	(12,254)	17,241	(917)
Net increase (decrease) in cash held at bank subsidiaries	(5,050)	4,598	(882)
Cash held at bank subsidiaries at January 1	9,609	5,011	5,893
Cash held at bank subsidiaries at December 31	$4,559	$9,609	$5,011

167 Bank of America

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

(Dollars in millions)		Total Assets at Year End (1)	Total Revenue, Net of Interest Expense (2)	Income Before Income Taxes	Net Income
U.S. (3)	2023	$2,768,003	$85,571	$24,525	$23,656
	2022	2,631,815	82,890	28,135	25,607
	2021		78,012	31,392	27,781
Asia	2023	139,967	4,952	1,512	1,139
	2022	127,399	4,597	1,144	865
	2021		4,439	988	733
Europe, Middle East and Africa	2023	238,052	6,393	1,540	1,098
	2022	262,856	6,044	1,121	689
	2021		5,423	1,097	3,134
Latin America and the Caribbean	2023	34,129	1,665	765	622
	2022	29,305	1,419	569	367
	2021		1,239	499	330
Total Non-U.S.	2023	412,148	13,010	3,817	2,859
	2022	419,560	12,060	2,834	1,921
	2021		11,101	2,584	4,197
Total Consolidated	2023	$3,180,151	$98,581	$28,342	$26,515
	2022	3,051,375	94,950	30,969	27,528
	2021		89,113	33,976	31,978
(1)Total assets include long-lived assets, which are primarily located in the U.S.
(2)There were no material intercompany revenues between geographic regions for any of the periods presented.
(3)Substantially reflects the U.S.

Bank of America 168

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

169 Bank of America

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
Risk-adjusted Margin – Difference between total revenue, net of interest expense, and net credit losses divided by average loans.

Bank of America 170

Acronyms

ABS	Asset-backed securities
AFS	Available-for-sale
AI	Artificial intelligence
ALM	Asset and liability management
ARR	Alternative reference rates
AUM	Assets under management
AVM	Automated valuation model
BANA	Bank of America, National Association
BHC	Bank holding company
BofAS	BofA Securities, Inc.
BofASE	BofA Securities Europe SA
bps	Basis points
BSBY	Bloomberg Short-Term Bank Yield Index
CAE	Chief Audit Executive
CCAR	Comprehensive Capital Analysis and Review
CCP	Central counterparty clearinghouses
CCPA	California’s Consumer Privacy Act
CDO	Collateralized debt obligation
CECL	Current expected credit losses
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CLO	Collateralized loan obligation
CLTV	Combined loan-to-value
CPRA	California Privacy Rights Act
CRO	Chief Risk Officer
CVA	Credit valuation adjustment
DIF	Deposit Insurance Fund
DTA	Deferred tax assets
DVA	Debit valuation adjustment
ECL	Expected credit losses
EEA	European Economic Area
EPS	Earnings per common share
ERC	Enterprise Risk Committee
ESG	Environmental, social and governance
EU	European Union
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991
FHA	Federal Housing Administration
FHLB	Federal Home Loan Bank
FHLMC	Freddie Mac
FICC	Fixed income, currencies and commodities
FICO	Fair Isaac Corporation (credit score)
FLUs	Front line units
FNMA	Fannie Mae
FTE	Fully taxable-equivalent
FVA	Funding valuation adjustment
GAAP	Accounting principles generally accepted in the United States of America
GDPR	General Data Protection Regulation
GHG	Greenhouse gas

GLS	Global Liquidity Sources
GNMA	Government National Mortgage Association
GRM	Global Risk Management
GSE	Government-sponsored enterprise
G-SIB	Global systemically important bank
GWIM	Global Wealth & Investment Management
HELOC	Home equity line of credit
HQLA	High Quality Liquid Assets
HTM	Held-to-maturity
ICAAP	Internal Capital Adequacy Assessment Process
IRLC	Interest rate lock commitment
ISDA	International Swaps and Derivatives Association, Inc.
LCR	Liquidity Coverage Ratio
LHFS	Loans held-for-sale
LIBOR	London Interbank Offered Rate
LTV	Loan-to-value
MBS	Mortgage-backed securities
MD&A	Management’s Discussion and Analysis of Financial Condition and Results of Operations
MLI	Merrill Lynch International
MLPCC	Merrill Lynch Professional Clearing Corp
MLPF&S	Merrill Lynch, Pierce, Fenner & Smith Incorporated
MRC	Management Risk Committee
MSA	Metropolitan Statistical Area
MSR	Mortgage servicing right
NOL	Net operating loss
NSFR	Net Stable Funding Ratio
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OECD	Organization for Economic Cooperation and Development
OREO	Other real estate owned
OTC	Over-the-counter
PCA	Prompt Corrective Action
PPP	Paycheck Protection Program
RMBS	Residential mortgage-backed securities
RSU	Restricted stock unit
RWA	Risk-weighted assets
SBA	Small Business Administration
SBLC	Standby letter of credit
SCB	Stress capital buffer
SEC	Securities and Exchange Commission
SIFI	Systemically important financial institution
SLR	Supplementary leverage ratio
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
TLAC	Total loss-absorbing capacity
UDAAP	Unfair, deceptive, or abusive acts or practices
VA	U.S. Department of Veterans Affairs
VaR	Value-at-Risk
VIE	Variable interest entity

171 Bank of America

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Trading Arrangements
During the fiscal quarter ended December 31, 2023, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Corporation’s securities.
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Pursuant to Section 13(r) of the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. As previously disclosed in its related quarterly report on Form 10-Q, the Corporation identified and reported certain activities pursuant to Section 13(r) for the second quarter of 2023. The information provided pursuant to Section 13(r) of the Exchange Act in Item 5 of the quarter ended June 30, 2023 is hereby incorporated by reference to such report. Except as set forth below, as of the date of this Annual Report on Form 10-K, the Corporation is not aware of any other activity, transaction or dealing by any of its affiliates during the quarter ended December 31, 2023 that requires disclosure under Section 13(r) of the Exchange Act.
During the fourth quarter of 2023, Bank of America, National Association (BANA), a U.S. subsidiary of Bank of America Corporation, processed seven authorized wire payments totaling $1,063,846 pursuant to a general license issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control regarding Afghanistan or governing institutions in Afghanistan. These payments for BANA clients were processed to Afghan state-owned banks, which are subject to Executive Order 13224. There was no measurable gross revenue or net profit to the Corporation relating to these transactions, except nominal fees received by BANA for processing payments. The Corporation may in the future engage in similar transactions for its clients to the extent permitted by U.S. law.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
Part III
Bank of America Corporation and Subsidiaries
Item 10. Directors, Executive Officers and Corporate Governance
Information about our Executive Officers
The name, age, position and office, and business experience of our current executive officers are:
Dean C. Athanasia (57) President, Regional Banking since October 2021; President, Retail and Preferred & Small Business Banking from January 2019 to October 2021; Co-Head -- Consumer Banking from September 2014 to January 2019; and Preferred and Small Business Banking Executive from April 2011 to September 2014.
Aditya Bhasin (50) Chief Technology & Information Officer since October 2021; Chief Information Officer and Head of Technology for Consumer, Small Business, Wealth Management and Employee Technology from October 2017 to October 2021; CIO, Retail, Preferred & Wealth Management Technology, and Wealth Management Operations from June 2015 to October 2017.
Darrin Steve Boland (55) Chief Administrative Officer since October 2021; President, Retail from February 2020 to October 2021; Head of Consumer Lending from May 2017 to February 2020; Consumer Lending Executive from May 2015 to May 2017.
Alastair M. Borthwick (55) Chief Financial Officer since November 2021; President of Global Commercial Banking from October 2012 to October 2021.
Sheri Bronstein (55) Chief Human Resources Officer since January 2019; Global Human Resources Executive from July 2015 to January 2019; and HR Executive for Global Banking & Markets from March 2010 to July 2015.
James P. DeMare (54) President, Global Markets since September 2020; Global Co-Head of FICC Trading and Commercial Real Estate Banking from February 2015 to September 2020.
Paul M. Donofrio (63) Vice Chair since November 2021; Chief Financial Officer from August 2015 to November 2021; Strategic Finance Executive from April 2015 to August 2015; and Head of Global Corporate Credit and Transaction Banking from January 2012 to April 2015.

Bank of America 172

Geoffrey S. Greener (59) Chief Risk Officer since April 2014; Head of Enterprise Capital Management from April 2011 to April 2014.
Lindsay D. Hans (44) President, Co-Head Merrill Wealth Management since April 2023; Head of Private Wealth Management, International and Institutional, Merrill Lynch from February 2023 to March 2023; Division Executive, Merrill Lynch from March 2017 to February 2023; Market Executive, Merrill Lynch from September 2014 to March 2017.
Kathleen A. Knox (60) President, The Private Bank since November 2017; Head of Business Banking from October 2014 to November 2017; and Retail Banking & Distribution Executive from June 2011 to October 2014.
Matthew M. Koder (52) President, Global Corporate & Investment Banking since December 2018; President of APAC from March 2012 to December 2018.
Bernard A. Mensah (55) President, International, CEO of Merrill Lynch International (MLI), BANA London Branch Head since August 2020. President of UK and Central and Eastern Europe, the Middle East, Africa, CEO of MLI, BANA London Branch and Co-Head of Global Fixed Income Currency and Commodities (FICC) Trading from September 2019 to August 2020; Co-Head of Global FICC Trading from March 2015 to September 2019.
Lauren A. Mogensen (61) Global General Counsel since November 2021; Head of Global Compliance & Operational Risk, and Reputational Risk from December 2013 to October 2021.
Brian T. Moynihan (64) Chair of the Board since October 2014, and President, Chief Executive Officer, and member of the Board of Directors since January 2010.
Thong M. Nguyen (65) Vice Chair, Head of Global Strategy & Enterprise Platforms since October 2021; Vice Chairman from January 2019 to October 2021; Co-Head -- Consumer Banking from September 2014 to January 2019; Retail Banking Executive from April 2014 to September 2014; and Retail Strategy, and Operations & Digital Banking Executive from September 2012 to April 2014.
Eric A. Schimpf (55) President, Co-Head Merrill Wealth Management since April 2023; Pacific Coast Division Executive, Merrill Lynch from July 2022 to March 2023; Head of Advisory Division, Merrill Lynch from September 2020 to July 2022; Southeast Division Executive, Merrill Lynch from April 2017 to
September 2020; South Atlantic Division Executive, Merrill Lynch from June 2015 to April 2017; Market Executive, Merrill Lynch from January 2014 to June 2015.
Thomas M. Scrivener (52) Chief Operations Executive since October 2021; Head of Consumer, Small Business & Wealth Management Operations from October 2019 to October 2021; Global Real Estate and Enterprise Initiatives Executive from September 2018 to October 2019; Enterprise Scenario Planning and Execution Executive from May 2016 to September 2018; Enterprise Stress Testing, Recovery & Resolution Planning Executive from June 2014 to March 2016.
Bruce R. Thompson (59) Vice Chair, Head of Enterprise Credit since October 2021; Vice Chairman, Head of Institutional Credit Exposure Management (from December 2020) and Wholesale Credit Underwriting and Monitoring (from May 2021) to October 2021; Vice Chairman, President of the EU & Switzerland and CEO of Bank of America Europe DAC from May 2018 to December 2020; Vice Chairman of Bank of America Corporation from March 2016 to May 2018; Managing Director from July 2015 to March 2016; Chief Financial Officer from July 2011 to July 2015.
Information included under the following captions in the Corporation’s proxy statement relating to its 2024 annual meeting of shareholders (the 2024 Proxy Statement) is incorporated herein by reference:
●    “Proposal 1: Electing directors – Our director nominees;”
●    “Corporate governance – Additional corporate governance information;”
● “Corporate governance – Committees and membership;”
●    “Corporate governance – Board meetings and attendance;” and
● “Delinquent Section 16(a) Reports.”
Item 11. Executive Compensation
Information included under the following captions in the 2024 Proxy Statement is incorporated herein by reference:
●    “Compensation discussion and analysis;”
●    “Compensation and Human Capital Committee Report;”
●    “Executive compensation;”
●    “CEO pay ratio;”
●    “Corporate governance;” and
●    “Director compensation.”

173 Bank of America

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information included under the following caption in the 2024 Proxy Statement is incorporated herein by reference:
●    “Stock ownership of directors, executive officers, and certain beneficial owners.”
The table below presents information on equity compensation plans at December 31, 2023:

Plan Category (1)	(a) Number of Shares to be Issued Under Outstanding Options, Warrants and Rights (2)	(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights (3)	(c) Number of Shares Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (4)
Plans approved by shareholders	237,319,169	—	137,153,480
Plans not approved by shareholders	—	—	—
Total	237,319,169	—	137,153,480
(1)This table does not include 469,974 vested restricted stock units (RSUs) and stock option gain deferrals at December 31, 2023 that were assumed by the Corporation in connection with prior acquisitions under whose plans the awards were originally granted.
(2)Consists of outstanding RSUs. Includes 3,855,179 vested RSUs subject to a required post-vest holding period.
(3)RSUs do not have an exercise price and are delivered without any payment or consideration.
(4)Amount represents shares of common stock available for future issuance under the Bank of America Corporation Equity Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information included under the following captions in the 2024 Proxy Statement is incorporated herein by reference:
●    “Related person and certain other transactions;” and
●    “Corporate governance – Director independence.”
Item 14. Principal Accounting Fees and Services
Information included under the following caption in the 2024 Proxy Statement is incorporated herein by reference:
●    “Proposal 3: Ratifying the appointment of our independent registered public accounting firm for 2024.”

Bank of America 174

Part IV
Bank of America Corporation and Subsidiaries
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
(1) Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Statement of Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Statement of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021
Consolidated Balance Sheet at December 31, 2023 and 2022
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021
Consolidated Statement of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
(2) Schedules:
None
(3) Index to Exhibits
With the exception of the information expressly incorporated herein by reference, the 2024 Proxy Statement shall not be deemed filed as part of this Annual Report on Form 10-K.

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
4.30	Description of the Corporation's Securities	1
10.1	Bank of America Pension Restoration Plan, as amended and restated effective January 1, 2009 (Pension Restoration Plan)	2	10-K	10(c)	2/27/09	1-6523
10.2	First Amendment to the Pension Restoration Plan dated December 18, 2009	2	10-K	10(c)	2/26/10	1-6523
10.3	Second Amendment to the Pension Restoration Plan dated June 29, 2012	2	10-K	10(a)	2/28/13	1-6523
10.4	Third Amendment to the Pension Restoration Plan dated March 26, 2013	2	10-K	10.4	2/19/20	1-6523
10.5	Fourth Amendment to the Pension Restoration Plan dated August 22, 2013	2	10-K	10.5	2/19/20	1-6523
10.6	Fifth Amendment to the Pension Restoration Plan dated December 5, 2014	2	10-K	10.6	2/19/20	1-6523
10.7	Sixth Amendment to the Pension Restoration Plan dated December 15, 2016	2	10-K	10.7	2/19/20	1-6523
10.8	Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan) as amended and restated effective January 1, 2015	2	10-K	10(c)	2/25/15	1-6523
10.9	First Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	10-K	10(vv)	2/24/16	1-6523
10.10	Second Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	S-8	4(c)	11/19/19	333-234780
10.11	Third Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	10-K	10.14	2/19/20	1-6523
10.12	Fourth Amendment to the Bank of America Deferred Compensation Plan (formerly known as the Bank of America 401(k) Restoration Plan), as amended and restated effective January 1, 2015	2	10-K	10.15	2/24/21	1-6523
10.13	Bank of America Executive Incentive Compensation Plan, as amended and restated effective December 10, 2002	2	10-K	10(g)	3/3/03	1-6523
10.14	Amendment to Bank of America Executive Incentive Compensation Plan, dated January 23, 2013	2	10-K	10(d)	2/28/13	1-6523
10.15	Bank of America Director Deferral Plan, as amended and restated effective January 1, 2005	2	10-K	10(g)	2/28/07	1-6523
10.16	Bank of America Director Deferral Plan, as amended and restated effective January 1, 2019	2	10-K	10(f)	2/26/19	1-6523
10.17	Bank of America Corporation Key Employee Equity Plan (formerly known as the Key Associate Stock Plan), as amended and restated effective May 6, 2015 (2015 KEEP)	2	8-K	10.2	5/7/15	1-6523
10.18	First Amendment to the 2015 KEEP dated December 19, 2018	2	10-K	10(mm)	2/26/19	1-6523
10.19	Second Amendment to the 2015 KEEP dated April 24, 2019	2	8-K	10.1	4/24/19	1-6523
10.20	Bank of America Corporation Equity Plan (formerly known as the Key Employee Equity Plan), as amended and restated effective April 20, 2021 (2021 BACEP)	2	8-K	10.1	4/22/21	1-6523
10.21	Bank of America Corporation Equity Plan (formerly known as the Key Employee Equity Plan), as amended and restated effective April 25, 2023	2	8-K	10.1	4/28/23	1-6523
10.22	Form of Restricted Stock Award Agreement for Non-Employee Directors under the 2015 KEEP and the 2021 BACEP	2	10-K	10(h)	2/26/19	1-6523

Bank of America 176

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
10.23	Form of Time-based Restricted Stock Units Award Agreement (February 2021) under the 2015 KEEP	2	10-Q	10.1	4/29/21	1-6523
10.24	Form of Performance Restricted Stock Units Award Agreement (February 2021) under the 2015 KEEP	2	10-Q	10.2	4/29/21	1-6523
10.25	Form of Cash-settled Restricted Stock Units Award Agreement under the 2021 BACEP	2	10-K	10.32	2/22/22	1-6523
10.26	Form of Time-Based Restricted Stock Units Award Agreement under the 2021 BACEP	2	10-K	10.33	2/22/22	1-6523
10.27	Form of Performance-Based Restricted Stock Units Award Agreement under the 2021 BACEP	2	10-K	10.34	2/22/22	1-6523
10.28	Form of Phantom Restricted Stock Units Award Agreement	2	10-K	10.35	2/22/22	1-6523
10.29	Amendment to various plans in connection with FleetBoston Financial Corporation merger dated October 27, 2003	2	10-K	10(v)	3/1/04	1-6523
10.30	FleetBoston Supplemental Executive Retirement Plan effective December 31, 2004	2	10-K	10(r)	3/1/05	1-6523
10.31	FleetBoston Executive Deferred Compensation Plan No. 2 effective December 16, 2003	2	10-K	10(u)	3/1/05	1-6523
10.32	FleetBoston Executive Supplemental Plan effective December 31, 2004	2	10-K	10(v)	3/1/05	1-6523
10.33	Retirement Income Assurance Plan for Legacy Fleet, as amended and restated effective January 1, 2009	2	10-K	10(p)	2/26/10	1-6523
10.34	First Amendment to the Retirement Income Assurance Plan for Legacy Fleet, as amended and restated effective January 1, 2009	2	10-K	10(I)	2/28/13	1-6523
10.35	Officer's Certificate of Global Compensation, Benefits and Shared Services Executive Regarding Wanger Divestiture	2	10-K	10(c)	2/25/11	1-6523
10.36	FleetBoston Directors Deferred Compensation and Stock Unit Plan effective January 1, 2004	2	10-K	10(aa)	3/1/05	1-6523
10.37	BankBoston Corporation and its Subsidiaries Deferred Compensation Plan dated December 24, 2001	2	10-K	10(cc)	3/1/05	1-6523
10.38	BankBoston Director Stock Award Plan effective July 1, 1998	2	10-K	10(hh)	3/1/05	1-6523
10.39	BankBoston Corporation Directors’ Deferred Compensation Plan effective March 1, 1988	2	10-K	10(ii)	3/1/05	1-6523
10.40	BankBoston, N.A. Directors’ Deferred Compensation Plan effective March 1, 1988	2	10-K	10(jj)	3/1/05	1-6523
10.41	Description of BankBoston Director Retirement Benefits Exchange Program	2	10-K	10(ll)	3/1/05	1-6523
10.42	Global amendment to definition of “change in control” or “change of control,” together with a list of plans affected by such amendment	2	10-K	10(oo)	3/1/05	1-6523
10.43	Employment Agreement dated October 27, 2003 between registrant and Brian T. Moynihan	2	S-4	10(d)	12/4/03	333-110924
10.44	Cancellation Agreement dated October 26, 2005 between registrant and Brian T. Moynihan	2	8-K	10.1	10/26/05	1-6523
10.45	Agreement Regarding Participation in the Fleet Boston Supplemental Executive Retirement Plan dated October 26, 2005 between registrant and Brian T. Moynihan	2	8-K	10.2	10/26/05	1-6523
10.46	Securities Purchase Agreement dated August 25, 2011 between registrant and Berkshire Hathaway Inc. (including forms of the certificate of Designations, Warrant and Registration Rights Agreement)		8-K	1.1	8/25/11	1-6523
10.47	Amended and Restated Aircraft Time Sharing Agreement (Multiple Aircraft) dated June 26, 2018 between Bank of America, N.A. and Brian T. Moynihan	2	10-Q	10	7/30/18	1-6523
10.48	Form of Aircraft Time Sharing Agreement (Multiple Aircraft) between Bank of America, N.A. and certain executive officers of the Corporation, including certain Named Executive Officers	2	10-Q	10(b)	7/29/19	1-6523
10.49	Amended Exhibit B to the Form of Aircraft Time Sharing Agreement (Multiple Aircraft) between Bank of America, N.A. and certain executive officers of the Corporation, including certain Named Executive Officers	2	10-Q	10.1	10/28/22	1-6523
10.50	ESA Retention Agreement dated March 15, 2004 between the Corporation and Dean C. Athanasia	2	10-Q	10(c)	4/26/19	1-6523
10.51	Letter Agreement dated November 9, 2021 between the Corporation and James P. DeMare	2, 3	10-Q	10.1	4/29/22	1-6523
10.52	Employment Offer Letter dated March 4, 2019 between the Corporation and Matthew M. Koder	2, 3	10-Q	10.2	4/29/22	1-6523
10.53	Letter of Understanding dated March 4, 2019 between the Corporation and Matthew M. Koder	2, 3	10-Q	10.3	4/29/22	1-6523
10.54	Appointment Letter dated December 1, 2022 between Bank of America Europe Designated Activity Company and Paul M. Donofrio with respect to board service as Chair and Non-Executive Director	2, 3	10-K	10.62	2/22/23	1-6523
21	Direct and Indirect Subsidiaries of Bank of America Corporation As of December 31, 2023	1
22	Subsidiary Issuers of Guaranteed Securities		10-K	22	2/22/23	1-6523
23	Consent of PricewaterhouseCoopers LLP	1

177 Bank of America

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.
24	Power of Attorney	1
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	4
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	4
97.1	Incentive Compensation Recoupment Policy	1
99.1	Bank of America Corporation Corporate Policy Regarding Seeking Stockholder Approval of Future Severance Agreements		10-K	99.1	2/22/23	1-6523
101.INS	Inline XBRL Instance Document	5
101.SCH	Inline XBRL Taxonomy Extension Schema Document	1
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	1
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	1
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	1
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	1
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Bank of America 178

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 20, 2024

Bank of America Corporation

By:	/s/ Brian T. Moynihan
Brian T. Moynihan
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian T. Moynihan	Chief Executive Officer, President, Chair and Director (Principal Executive Officer)	February 20, 2024
Brian T. Moynihan

*/s/ Alastair M. Borthwick	Chief Financial Officer (Principal Financial Officer)	February 20, 2024
Alastair M. Borthwick

*/s/ Rudolf A. Bless	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2024
Rudolf A. Bless

*/s/ Sharon L. Allen	Director	February 20, 2024
Sharon L. Allen

*/s/ José E. Almeida	Director	February 20, 2024
José E. Almeida

*/s/ Pierre J.P. de Weck	Director	February 20, 2024
Pierre J.P. de Weck

*/s/ Arnold W. Donald	Director	February 20, 2024
Arnold W. Donald

*/s/ Linda P. Hudson	Director	February 20, 2024
Linda P. Hudson

*/s/ Monica C. Lozano	Director	February 20, 2024
Monica C. Lozano

*/s/ Lionel L. Nowell III	Director	February 20, 2024
Lionel L. Nowell III

*/s/ Denise L. Ramos	Director	February 20, 2024
Denise L. Ramos

*/s/ Clayton S. Rose	Director	February 20, 2024
Clayton S. Rose

179 Bank of America

	Signature	Title	Date

	*/s/ Michael D. White	Director	February 20, 2024
Michael D. White

	*/s/ Thomas D. Woods	Director	February 20, 2024
Thomas D. Woods

	*/s/ Maria T. Zuber	Director	February 20, 2024
Maria T. Zuber

*By	/s/ Ross E. Jeffries, Jr.
Ross E. Jeffries, Jr. Attorney-in-Fact

Bank of America 180