Form 10-Q
period 2024-03-31
BANK OF AMERICA CORP /DE/
filed 2024-04-30
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
Yes ☐ No ☑
On April 29, 2024, there were 7,820,370,305 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation and Subsidiaries
March 31, 2024
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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of the Corporation’s 2023 Annual Report on Form 10-K and in any of the Corporation’s subsequent Securities and Exchange Commission filings: the Corporation’s potential judgments, orders, settlements, penalties, fines and reputational damage resulting from pending or future litigation and regulatory investigations, proceedings and enforcement actions, including as a result of our participation in and execution of government programs related to the Coronavirus Disease 2019 (COVID-19) pandemic, such as the processing of unemployment benefits for California and certain other states; the possibility that the Corporation's future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, and regulatory and government actions; the possibility that the Corporation could face increased claims from one or more parties involved in mortgage securitizations; the Corporation's ability to resolve representations and warranties repurchase and related claims; the risks related to the discontinuation of reference rates, including increased expenses and litigation and the effectiveness of hedging strategies; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational; the impact of U.S. and global interest rates, inflation, currency exchange rates, economic conditions, trade policies and tensions, including tariffs, and potential geopolitical instability; the impact of the interest rate, inflationary, macroeconomic, banking and regulatory environment on the Corporation’s assets, business, financial condition and results of operations; the impact of adverse developments affecting the U.S. or global banking industry, including bank failures and liquidity concerns, resulting in worsening economic and market volatility, and regulatory responses thereto; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business; potential losses related to the Corporation’s concentration of credit risk; the Corporation’s ability to achieve its expense targets and expectations regarding revenue, net interest income, provision for credit losses, net charge-offs, effective tax rate, loan growth or other projections; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements, stress capital buffer requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of changes in or interpretations of income tax laws and regulations; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including, but not limited to, recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards, derivatives regulations and potential changes to loss allocations between financial institutions and customers, including for losses incurred from the use of our products and services, including electronic payments and payment of checks, that were authorized by the customer but induced by fraud; the impact of failures or disruptions in or breaches of the Corporation’s operations or information systems, or those of third parties, including as a result of cybersecurity incidents; the risks related to the development, implementation, use and management of emerging technologies, including artificial intelligence and machine learning; the risks related to the transition and physical impacts of climate change; our ability to achieve environmental, social and governance goals and commitments or the impact of any changes in the Corporation’s sustainability strategy or commitments generally; the impact of any future federal government shutdown and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary or regulatory policy; the emergence or continuation of widespread health emergencies or pandemics; the impact of natural disasters, extreme weather events, military conflicts (including the

Bank of America 2

Russia/Ukraine conflict, the conflict in the Middle East, the possible expansion of such conflicts and potential geopolitical consequences), terrorism or other geopolitical events; and other matters.
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
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “Bank of America,” “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At March 31, 2024, the Corporation had $3.3 trillion in assets and a headcount of approximately 212,000 employees.
As of March 31, 2024, we served clients through operations across the U.S., its territories and more than 35 countries. Our retail banking footprint covers all major markets in the U.S., and we serve approximately 69 million consumer and small business clients with approximately 3,800 retail financial centers, approximately 15,000 ATMs, and leading digital banking platforms (www.bankofamerica.com) with approximately 47 million active users, including approximately 39 million active mobile users. We offer industry-leading support to approximately four million small business households. Our GWIM businesses, with client balances of $4.0 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
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
Recent Developments
Capital Management
On April 25, 2024, the Corporation’s Board of Directors (the Board) declared a quarterly common stock dividend of $0.24 per share, payable on June 28, 2024 to shareholders of record as of June 7, 2024.
For more information on our capital resources, see Capital Management on page 16.
FDIC Special Assessment
During the first quarter of 2024, the Federal Deposit Insurance Corporation (FDIC) increased its estimate of the loss to the Deposit Insurance Fund (DIF) arising from the closures of Silicon Valley Bank and Signature Bank. The estimated loss to the DIF will be recovered through the collection of a special assessment from certain insured depository institutions. Accordingly, the Corporation recorded a pretax charge of $700 million in noninterest expense to increase the accrual for its estimated share of the special assessment. For more information, see Note 10 – Commitments and Contingencies to the Consolidated Financial Statements.
Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data
	Three Months Ended March 31
(Dollars in millions, except per share information)	2024	2023
Income statement
Net interest income	$14,032	$14,448
Noninterest income	11,786	11,810
Total revenue, net of interest expense	25,818	26,258
Provision for credit losses	1,319	931
Noninterest expense	17,237	16,238
Income before income taxes	7,262	9,089
Income tax expense	588	928
Net income	6,674	8,161
Preferred stock dividends	532	505
Net income applicable to common shareholders	$6,142	$7,656
Per common share information
Earnings	$0.77	$0.95
Diluted earnings	0.76	0.94
Dividends paid	0.24	0.22
Performance ratios
Return on average assets (1)	0.83%	1.07%
Return on average common shareholders’ equity (1)	9.35	12.48
Return on average tangible common shareholders’ equity (2)	12.73	17.38
Efficiency ratio (1)	66.77	61.84
	March 31 2024	December 31 2023
Balance sheet
Total loans and leases	$1,049,156	$1,053,732
Total assets	3,273,803	3,180,151
Total deposits	1,946,496	1,923,827
Total liabilities	2,980,251	2,888,505
Total common shareholders’ equity	265,155	263,249
Total shareholders’ equity	293,552	291,646
(1)For definitions, see Key Metrics on page 91.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most directly comparable financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 42.

3 Bank of America

Net income was $6.7 billion, or $0.76 per diluted share, for the three months ended March 31, 2024 compared to $8.2 billion, or $0.94 per diluted share, for the same period in 2023. The decrease in net income was due to higher noninterest expense, lower revenue and higher provision for credit losses.
Total assets increased $93.7 billion from December 31, 2023 to $3.3 trillion primarily driven by higher trading account assets and securities borrowed or purchased under agreements to resell to support Global Markets client activity, as well as higher debt securities.
Total liabilities increased $91.7 billion from December 31, 2023 to $3.0 trillion primarily driven by higher securities loaned or sold under agreements to repurchase and trading account liabilities to support Global Markets client activity, as well as higher deposits due to time deposit growth and seasonal deposit inflows.
Shareholders’ equity increased $1.9 billion from December 31, 2023 primarily due to net income, partially offset by returns of capital to shareholders through common stock repurchases and common and preferred stock dividends.
Net Interest Income
Net interest income decreased $416 million to $14.0 billion for the three months ended March 31, 2024 compared to the same period in 2023. Net interest yield on a fully taxable-equivalent (FTE) basis decreased 21 basis points (bps) to 1.99 percent. The decreases were primarily driven by higher deposits and funding costs, partially offset by higher asset yields, higher net interest income related to Global Markets activity and modest loan growth. For more information on net interest yield and FTE basis, see Supplemental Financial Data on page 5, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 39.
Noninterest Income

Table 2	Noninterest Income

		Three Months Ended March 31
(Dollars in millions)		2024	2023
Fees and commissions:
Card income		$1,463	$1,469
Service charges		1,442	1,410
Investment and brokerage services		4,187	3,852
Investment banking fees		1,568	1,163
Total fees and commissions		8,660	7,894
Market making and similar activities		3,888	4,712
Other income		(762)	(796)
Total noninterest income		$11,786	$11,810
Noninterest income decreased $24 million to $11.8 billion for the three months ended March 31, 2024 compared to the same period in 2023. The following highlights the significant changes.
●    Service charges increased $32 million primarily driven by higher treasury service charges.
●    Investment and brokerage services increased $335 million primarily driven by higher asset management fees due to higher average equity market valuations and positive assets under management (AUM) flows, partially offset by the impact of lower AUM pricing.
●    Investment banking fees increased $405 million primarily due to higher debt and equity issuance fees.
●    Market making and similar activities decreased $824 million primarily driven by lower trading revenue from macro products in Fixed Income, Currencies and Commodities (FICC).
●    Other income increased $34 million primarily due to losses on sales of available-for-sale (AFS) debt securities in the prior year, largely offset by higher partnership losses on tax credit investments in the current year.
Provision for Credit Losses
The provision for credit losses increased $388 million to $1.3 billion for the three months ended March 31, 2024 compared to the same period in 2023. The provision for credit losses for the current-year period was primarily driven by credit card loans and the commercial real estate office portfolio, partially offset by an improved macroeconomic outlook. For more information on the provision for credit losses, see Allowance for Credit Losses on page 35.
Noninterest Expense

Table 3	Noninterest Expense

		Three Months Ended March 31
(Dollars in millions)		2024	2023
Compensation and benefits		$10,195	$9,918
Occupancy and equipment		1,811	1,799
Information processing and communications		1,800	1,697
Product delivery and transaction related		851	890
Marketing		455	458
Professional fees		548	537
Other general operating		1,577	939
Total noninterest expense		$17,237	$16,238
Noninterest expense increased $1.0 billion to $17.2 billion for the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily driven by the additional accrual of $700 million for the FDIC special assessment, as well as higher revenue-related compensation.
Income Tax Expense

Table 4	Income Tax Expense

		Three Months Ended March 31
(Dollars in millions)		2024	2023
Income before income taxes		$7,262	$9,089
Income tax expense		588	928
Effective tax rate		8.1%	10.2%
The effective tax rates for the three months ended March 31, 2024 and 2023 were primarily driven by our recurring tax preference benefits that mainly consist of tax credits from investments in affordable housing and renewable energy. Also included in the effective tax rate for the first quarter of 2024 was a discrete tax benefit from the $700 million charge recorded for the FDIC special assessment. Absent recurring tax credits and discrete tax benefits, the effective tax rates would have been approximately 26 percent for both periods.

Bank of America 4

Supplemental Financial Data
Non-GAAP Financial Measures
In this Quarterly Report on Form 10-Q, we present certain non-GAAP financial measures. Non-GAAP financial measures exclude certain items or otherwise include components that differ from the most directly comparable measures calculated in accordance with GAAP. Non-GAAP financial measures are provided as additional useful information to assess our financial condition, results of operations (including period-to-period operating performance) or compliance with prospective regulatory requirements. These non-GAAP financial measures are not intended as a substitute for GAAP financial measures and may not be defined or calculated the same way as non-GAAP financial measures used by other companies.
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
The aforementioned supplemental data and performance measures are presented in Table 5 on page 6.
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
Our consolidated key performance indicators, which include various equity and credit metrics, are presented in Table 1 on page 3 and Table 5 on page 6.
For information on key segment performance metrics, see Business Segment Operations on page 8.

5 Bank of America

Table 5	Selected Quarterly Financial Data

	2024 Quarter	2023 Quarters
(In millions, except per share information)	First	Fourth	Third	Second	First
Income statement
Net interest income	$14,032	$13,946	$14,379	$14,158	$14,448
Noninterest income	11,786	8,013	10,788	11,039	11,810
Total revenue, net of interest expense	25,818	21,959	25,167	25,197	26,258
Provision for credit losses	1,319	1,104	1,234	1,125	931
Noninterest expense	17,237	17,731	15,838	16,038	16,238
Income before income taxes	7,262	3,124	8,095	8,034	9,089
Income tax expense	588	(20)	293	626	928
Net income	6,674	3,144	7,802	7,408	8,161
Net income applicable to common shareholders	6,142	2,838	7,270	7,102	7,656
Average common shares issued and outstanding	7,968.2	7,990.9	8,017.1	8,040.9	8,065.9
Average diluted common shares issued and outstanding	8,031.4	8,062.5	8,075.9	8,080.7	8,182.3
Performance ratios
Return on average assets (1)	0.83%	0.39%	0.99%	0.94%	1.07%
Four-quarter trailing return on average assets (2)	0.78	0.84	0.98	0.96	0.92
Return on average common shareholders’ equity (1)	9.35	4.33	11.24	11.21	12.48
Return on average tangible common shareholders’ equity (3)	12.73	5.92	15.47	15.49	17.38
Return on average shareholders’ equity (1)	9.18	4.32	10.86	10.52	11.94
Return on average tangible shareholders’ equity (3)	12.07	5.71	14.41	14.00	15.98
Total ending equity to total ending assets	8.97	9.17	9.10	9.07	8.77
Common equity ratio (1)	8.10	8.28	8.20	8.16	7.88
Total average equity to total average assets	9.01	8.98	9.11	8.89	8.95
Dividend payout (1)	31.11	67.42	26.39	24.88	23.17
Per common share data
Earnings	$0.77	$0.36	$0.91	$0.88	$0.95
Diluted earnings	0.76	0.35	0.90	0.88	0.94
Dividends paid	0.24	0.24	0.24	0.22	0.22
Book value (1)	33.71	33.34	32.65	32.05	31.58
Tangible book value (3)	24.79	24.46	23.79	23.23	22.78
Market capitalization	$298,312	$265,840	$216,942	$228,188	$228,012
Average balance sheet
Total loans and leases	$1,047,890	$1,050,705	$1,046,254	$1,046,608	$1,041,352
Total assets	3,247,159	3,213,159	3,128,466	3,175,358	3,096,058
Total deposits	1,907,462	1,905,011	1,876,153	1,875,353	1,893,649
Long-term debt	254,782	256,262	245,819	248,480	244,759
Common shareholders’ equity	264,114	260,221	256,578	254,028	248,855
Total shareholders’ equity	292,511	288,618	284,975	282,425	277,252
Asset quality
Allowance for credit losses (4)	$14,371	$14,551	$14,640	$14,338	$13,951
Nonperforming loans, leases and foreclosed properties (5)	6,034	5,630	4,993	4,274	4,083
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.26%	1.27%	1.27%	1.24%	1.20%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	225	243	275	314	319
Net charge-offs	$1,498	$1,192	$931	$869	$807
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.58%	0.45%	0.35%	0.33%	0.32%
Capital ratios at period end (6)
Common equity tier 1 capital	11.9%	11.8%	11.9%	11.6%	11.4%
Tier 1 capital	13.6	13.5	13.6	13.3	13.1
Total capital	15.2	15.2	15.4	15.1	15.0
Tier 1 leverage	7.1	7.1	7.3	7.1	7.1
Supplementary leverage ratio	6.0	6.1	6.2	6.0	6.0
Tangible equity (3)	7.0	7.1	7.0	7.0	6.7
Tangible common equity (3)	6.1	6.2	6.1	6.1	5.8
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets	28.7%	29.0%	29.3%	28.8%	28.8%
Total loss-absorbing capacity to supplementary leverage exposure	12.8	13.0	13.3	13.0	13.1
Eligible long-term debt to risk-weighted assets	14.2	14.5	14.8	14.6	14.8
Eligible long-term debt to supplementary leverage exposure	6.3	6.5	6.7	6.6	6.7
(1)For definitions, see Key Metrics on page 91.
(2)Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.
(3)Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 5 and Non-GAAP Reconciliations on page 42.
(4)Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.
(5)Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 28 and corresponding Table 24 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 32 and corresponding Table 30.
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 16.

Bank of America 6

Table 6	Quarterly Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	First Quarter 2024			First Quarter 2023
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$346,463	$4,531	5.26%	$202,700	$1,999	4.00%
Time deposits placed and other short-term investments	9,728	116	4.80	10,581	108	4.16
Federal funds sold and securities borrowed or purchased under agreements to resell	304,821	5,175	6.83	287,532	3,712	5.24
Trading account assets	202,461	2,482	4.93	183,657	2,040	4.50
Debt securities	842,483	6,162	2.92	851,177	5,485	2.58
Loans and leases (2)
Residential mortgage	227,748	1,803	3.17	229,275	1,684	2.94
Home equity	25,522	390	6.14	26,513	317	4.84
Credit card	99,815	2,786	11.22	91,775	2,426	10.72
Direct/Indirect and other consumer	103,371	1,399	5.45	105,657	1,186	4.55
Total consumer	456,456	6,378	5.61	453,220	5,613	5.00
U.S. commercial	379,566	5,236	5.55	376,852	4,471	4.81
Non-U.S. commercial	125,024	2,170	6.98	127,003	1,778	5.68
Commercial real estate (3)	71,986	1,311	7.33	70,591	1,144	6.57
Commercial lease financing	14,858	200	5.41	13,686	147	4.33
Total commercial	591,434	8,917	6.06	588,132	7,540	5.20
Total loans and leases	1,047,890	15,295	5.87	1,041,352	13,153	5.11
Other earning assets	106,737	2,682	10.10	94,427	2,292	9.82
Total earning assets	2,860,583	36,443	5.12	2,671,426	28,789	4.36
Cash and due from banks	24,185			27,784
Other assets, less allowance for loan and lease losses	362,391			396,848
Total assets	$3,247,159			$3,096,058
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$956,716	$5,012	2.11%	$975,085	$2,790	1.16%
Time and savings deposits	325,765	3,059	3.78	196,984	919	1.89
Total U.S. interest-bearing deposits	1,282,481	8,071	2.53	1,172,069	3,709	1.28
Non-U.S. interest-bearing deposits	104,373	1,067	4.11	91,603	605	2.68
Total interest-bearing deposits	1,386,854	9,138	2.65	1,263,672	4,314	1.38
Federal funds purchased and securities loaned or sold under agreements to repurchase	350,507	6,026	6.92	256,015	3,551	5.63
Short-term borrowings and other interest-bearing liabilities	141,091	2,509	7.15	156,887	2,629	6.79
Trading account liabilities	51,757	546	4.24	43,953	504	4.65
Long-term debt	254,782	4,034	6.35	244,759	3,209	5.28
Total interest-bearing liabilities	2,184,991	22,253	4.10	1,965,286	14,207	2.93
Noninterest-bearing sources
Noninterest-bearing deposits	520,608			629,977
Other liabilities (4)	249,049			223,543
Shareholders’ equity	292,511			277,252
Total liabilities and shareholders’ equity	$3,247,159			$3,096,058
Net interest spread			1.02%			1.43%
Impact of noninterest-bearing sources			0.97			0.77
Net interest income/yield on earning assets (5)		$14,190	1.99%		$14,582	2.20%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 39.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes U.S. commercial real estate loans of $66.2 billion and $65.5 billion, and non-U.S. commercial real estate loans of $5.8 billion and $5.1 billion for the first quarter of 2024 and 2023.
(4)Includes $44.1 billion and $37.3 billion of structured notes and liabilities for the first quarter of 2024 and 2023.
(5)Net interest income includes FTE adjustments of $158 million and $134 million for the first quarter of 2024 and 2023.

7 Bank of America

Business Segment Operations
Segment Description and Basis of Presentation
We report our results of operations through four business segments: Consumer Banking, GWIM, Global Banking and Global Markets, with the remaining operations recorded in All Other. We manage our segments and report their results on an FTE basis. For more information, see Business Segment Operations in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
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
Key Performance Indicators
We present certain key financial and nonfinancial performance indicators that management uses when evaluating segment results. We believe they are useful to investors because they provide additional information about our segments’ operational performance, client trends and business growth.
Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
	Three Months Ended March 31
(Dollars in millions)	2024	2023	2024	2023	2024	2023	% Change
Net interest income	$5,269	$5,816	$2,928	$2,777	$8,197	$8,593	(5)%
Noninterest income:
Card income	(10)	(10)	1,282	1,284	1,272	1,274	—
Service charges	577	598	1	1	578	599	(4)
All other income	102	197	17	43	119	240	(50)
Total noninterest income	669	785	1,300	1,328	1,969	2,113	(7)
Total revenue, net of interest expense	5,938	6,601	4,228	4,105	10,166	10,706	(5)

Provision for credit losses	76	183	1,074	906	1,150	1,089	6
Noninterest expense	3,378	3,415	2,097	2,058	5,475	5,473	—
Income before income taxes	2,484	3,003	1,057	1,141	3,541	4,144	(15)
Income tax expense	621	751	264	285	885	1,036	(15)
Net income	$1,863	$2,252	$793	$856	$2,656	$3,108	(15)

Effective tax rate (1)					25.0%	25.0%

Net interest yield	2.23%	2.31%	3.81%	3.76%	3.31%	3.27%
Return on average allocated capital	55	67	11	12	25	30
Efficiency ratio	56.89	51.76	49.60	50.10	53.86	51.12

Balance Sheet
	Three Months Ended March 31
Average	2024	2023	2024	2023	2024	2023	% Change
Total loans and leases	$4,241	$4,119	$308,797	$299,653	$313,038	$303,772	3%
Total earning assets (2)	950,194	1,022,445	308,914	299,794	995,556	1,065,202	(7)
Total assets (2)	982,857	1,056,007	313,795	306,275	1,033,101	1,105,245	(7)
Total deposits	947,843	1,021,374	4,623	4,868	952,466	1,026,242	(7)
Allocated capital	13,700	13,700	29,550	28,300	43,250	42,000	3

Period end	March 31 2024	December 31 2023	March 31 2024	December 31 2023	March 31 2024	December 31 2023	% Change
Total loans and leases	$4,260	$4,218	$307,465	$310,901	$311,725	$315,119	(1)%
Total earning assets (2)	976,167	965,088	307,634	311,008	1,022,320	1,009,360	1
Total assets (2)	1,008,366	999,372	313,598	317,194	1,060,482	1,049,830	1
Total deposits	972,906	964,136	5,855	5,436	978,761	969,572	1
(1)Estimated at the segment level only.
(2)In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.
Consumer Banking, comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. For more information about Consumer Banking, see Business Segment Operations in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.

Consumer Banking Results
Net income for Consumer Banking decreased $452 million to $2.7 billion for the three months ended March 31, 2024 compared to the same period in 2023 largely due to lower revenue. Net interest income decreased $396 million to $8.2 billion primarily driven by lower deposit balances, partially offset by higher loan balances. Noninterest income decreased $144 million to $2.0 billion primarily driven by lower other income

Bank of America 8

driven by the allocation of asset and liability management (ALM) results.
The provision for credit losses increased $61 million to $1.2 billion primarily driven by credit card asset quality. Noninterest expense was $5.5 billion, unchanged from the same period a year ago.
The return on average allocated capital was 25 percent, down from 30 percent, due to an increase in allocated capital and lower net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 8.
Deposits
Net income for Deposits decreased $389 million to $1.9 billion primarily due to lower revenue. Net interest income decreased $547 million to $5.3 billion primarily driven by lower deposit balances. Noninterest income decreased $116 million to $669 million primarily due to lower other income driven by the allocation of ALM results.
Noninterest expense decreased $37 million to $3.4 billion, relatively unchanged from the same period a year ago.
Average deposits decreased $73.5 billion to $947.8 billion primarily due to net outflows of $73.7 billion in money market savings and $32.1 billion in checking, partially offset by growth in time deposits of $43.5 billion.
The table below provides key performance indicators for Deposits. Management uses these metrics, and we believe they are useful to investors because they provide additional information to evaluate our deposit profitability and digital/ mobile trends.

Key Statistics – Deposits

	Three Months Ended March 31
	2024	2023
Total deposit spreads (excludes noninterest costs) (1)	2.69%	2.54%

Period end
Consumer investment assets (in millions) (2)	$456,391	$354,892
Active digital banking users (in thousands) (3)	47,079	44,962
Active mobile banking users (in thousands) (4)	38,544	36,322
Financial centers	3,804	3,892
ATMs	15,028	15,407
(1)Includes deposits held in Consumer Lending.
(2)Includes client brokerage assets, deposit sweep balances, Bank of America, N.A. brokered CDs and AUM in Consumer Banking.
(3)Represents mobile and/or online active users over the past 90 days.
(4)Represents mobile active users over the past 90 days.
Consumer investment assets increased $101.5 billion to $456.4 billion driven by market performance and positive net client flows. Active mobile banking users increased approximately two million, reflecting continuing changes in our clients’ banking preferences. We had a net decrease of 88 financial centers and 379 ATMs as we continue to optimize our consumer banking network.
Consumer Lending
Net income for Consumer Lending decreased $63 million to $793 million primarily due to an increase in provision for credit losses, partially offset by higher revenue. Net interest income increased $151 million to $2.9 billion primarily due to higher loan balances. Noninterest income decreased $28 million to $1.3 billion, relatively unchanged from the same period a year ago.
The provision for credit losses increased $168 million to $1.1 billion primarily driven by credit card asset quality. Noninterest expense increased $39 million to $2.1 billion, relatively unchanged from the same period a year ago.
Average loans increased $9.1 billion to $308.8 billion primarily driven by an increase in credit card loans.
The table below provides key performance indicators for Consumer Lending. Management uses these metrics, and we believe they are useful to investors because they provide additional information about loan growth and profitability.

Key Statistics – Consumer Lending

	Three Months Ended March 31
(Dollars in millions)	2024	2023
Total credit card (1)
Gross interest yield (2)	12.24%	11.85%
Risk-adjusted margin (3)	6.81	8.69
New accounts (in thousands)	998	1,187
Purchase volumes	$87,011	$85,544
Debit card purchase volumes	$132,407	$124,376
(1)Includes GWIM's credit card portfolio.
(2)Calculated as the effective annual percentage rate divided by average loans.
(3)Calculated as the difference between total revenue, net of interest expense, and net credit losses divided by average loans.
During the three months ended March 31, 2024, the total risk-adjusted margin decreased 188 bps compared to the same period in 2023 primarily driven by higher net credit losses, lower net fee income and lower interest margin. Total credit card purchase volumes increased $1.5 billion to $87.0 billion and debit card purchase volumes increased $8.0 billion to $132.4 billion, reflecting higher levels of consumer spending.

Key Statistics – Loan Production (1)

	Three Months Ended March 31
(Dollars in millions)	2024	2023
Consumer Banking:
First mortgage	$1,688	$1,956
Home equity	1,600	2,183
Total (2):
First mortgage	$3,443	$3,937
Home equity	1,891	2,596
(1)The loan production amounts represent the unpaid principal balance of loans and, in the case of home equity, the principal amount of the total line of credit.
(2)In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations for Consumer Banking and the total Corporation decreased $268 million and $494 million during the three months ended March 31, 2024 compared to the same period in 2023 primarily driven by lower demand.
Home equity production in Consumer Banking and the total Corporation decreased $583 million and $705 million during the three months ended March 31, 2024 primarily driven by lower demand.

9 Bank of America

Global Wealth & Investment Management

	Three Months Ended March 31
(Dollars in millions)	2024	2023	% Change
Net interest income	$1,814	$1,876	(3)%
Noninterest income:
Investment and brokerage services	3,600	3,238	11
All other income	177	201	(12)
Total noninterest income	3,777	3,439	10
Total revenue, net of interest expense	5,591	5,315	5

Provision for credit losses	(13)	25	n/m
Noninterest expense	4,264	4,067	5
Income before income taxes	1,340	1,223	10
Income tax expense	335	306	9
Net income	$1,005	$917	10

Effective tax rate	25.0%	25.0%

Net interest yield	2.23	2.20
Return on average allocated capital	22	20
Efficiency ratio	76.27	76.53

Balance Sheet
	Three Months Ended March 31
Average	2024	2023	% Change
Total loans and leases	$218,616	$221,448	(1)%
Total earning assets	327,692	346,384	(5)
Total assets	341,119	359,164	(5)
Total deposits	297,373	314,019	(5)
Allocated capital	18,500	18,500	—

Period end	March 31 2024	December 31 2023	% Change
Total loans and leases	$219,844	$219,657	—%
Total earning assets	329,515	330,653	—
Total assets	343,718	344,626	—
Total deposits	298,039	299,657	(1)
n/m = not meaningful
GWIM consists of two primary businesses: Merrill Wealth Management and Bank of America Private Bank. For more information about GWIM, see Business Segment Operations in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
Net income for GWIM increased $88 million to $1.0 billion for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher revenue, partially offset by higher noninterest expense. The operating margin was 24 percent compared to 23 percent a year ago.
Net interest income decreased $62 million to $1.8 billion primarily driven by an increase in the deposit rate paid and lower average deposit balances.
Noninterest income, which primarily includes investment and brokerage services income, increased $338 million to $3.8 billion. The increase was primarily driven by higher asset management fees due to higher average equity market valuations and positive AUM flows, partially offset by the impact of lower AUM pricing.
Noninterest expense increased $197 million to $4.3 billion primarily due to higher revenue-related incentives.

The return on average allocated capital was 22 percent, up from 20 percent, due to higher net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 8.
Average loans of $218.6 billion remained relatively unchanged compared to the same period in 2023. Average deposits decreased $16.6 billion to $297.4 billion primarily driven by clients moving deposits to higher yielding investment cash alternatives, including offerings on our investment and brokerage platforms.
Merrill Wealth Management revenue of $4.6 billion increased six percent primarily driven by higher asset management fees due to higher average equity market valuations and positive AUM flows, partially offset by the impact of lower AUM pricing.
Bank of America Private Bank revenue of $944 million increased three percent primarily driven by higher asset management fees due to higher average market valuations and the impact of positive AUM flows.

Bank of America 10

Key Indicators and Metrics

	Three Months Ended March 31
(Dollars in millions)	2024	2023
Revenue by Business
Merrill Wealth Management	$4,647	$4,397
Bank of America Private Bank	944	918
Total revenue, net of interest expense	$5,591	$5,315

Client Balances by Business, at period end
Merrill Wealth Management	$3,339,693	$2,952,681
Bank of America Private Bank	633,697	568,925
Total client balances	$3,973,390	$3,521,606

Client Balances by Type, at period end
Assets under management	$1,730,005	$1,467,242
Brokerage and other assets	1,758,642	1,571,409
Deposits	298,039	301,471
Loans and leases (1)	222,528	220,633
Less: Managed deposits in assets under management	(35,824)	(39,149)
Total client balances	$3,973,390	$3,521,606

Assets Under Management Rollforward
Assets under management, beginning of period	$1,617,740	$1,401,474
Net client flows	24,655	15,262
Market valuation/other	87,610	50,506
Total assets under management, end of period	$1,730,005	$1,467,242
(1)Includes margin receivables which are classified in customer and other receivables on the Consolidated Balance Sheet.
Client Balances
Client balances increased $451.8 billion, or 13 percent, to $4.0 trillion at March 31, 2024 compared to March 31, 2023. The increase in client balances was primarily due to the impact of higher end-of-period market valuations and positive net client flows.

11 Bank of America

Global Banking

	Three Months Ended March 31
(Dollars in millions)	2024	2023	% Change
Net interest income	$3,460	$3,907	(11)%
Noninterest income:
Service charges	750	714	5
Investment banking fees	850	668	27
All other income	920	914	1
Total noninterest income	2,520	2,296	10
Total revenue, net of interest expense	5,980	6,203	(4)

Provision for credit losses	229	(237)	n/m
Noninterest expense	3,012	2,940	2
Income before income taxes	2,739	3,500	(22)
Income tax expense	753	945	(20)
Net income	$1,986	$2,555	(22)

Effective tax rate	27.5%	27.0%

Net interest yield	2.50	3.03
Return on average allocated capital	16	21
Efficiency ratio	50.37	47.41

Balance Sheet
	Three Months Ended March 31
Average	2024	2023	% Change
Total loans and leases	$373,608	$381,009	(2)%
Total earning assets	555,957	522,374	6
Total assets	623,073	588,886	6
Total deposits	525,699	492,577	7
Allocated capital	49,250	49,250	—

Period end	March 31 2024	December 31 2023	% Change
Total loans and leases	$373,403	$373,891	—%
Total earning assets	554,253	552,453	—
Total assets	623,204	621,751	—
Total deposits	527,113	527,060	—
n/m = not meaningful
Global Banking, which includes Global Corporate Banking, Global Commercial Banking, Business Banking and Global Investment Banking, provides a wide range of lending-related products and services, integrated working capital management and treasury solutions, and underwriting and advisory services through our network of global offices and client relationship teams. For more information about Global Banking, see Business Segment Operations in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
Net income for Global Banking decreased $569 million to $2.0 billion for the three months ended March 31, 2024 compared to the same period in 2023 driven by higher provision for credit losses, lower revenue and higher noninterest expense.
Net interest income decreased $447 million to $3.5 billion primarily due to the impact of interest rates, partially offset by the benefit of higher average deposit balances.
Noninterest income increased $224 million to $2.5 billion driven by higher investment banking fees and higher treasury service charges.
The provision for credit losses increased $466 million to $229 million primarily driven by commercial real estate office exposure in the current-year period compared to a benefit in the prior-year period due to certain improved macroeconomic conditions.
Noninterest expense increased $72 million to $3.0 billion primarily due to continued investments in the business, including technology.
The return on average allocated capital was 16 percent, down from 21 percent, due to lower net income. For more information on capital allocated to the business segments, see Business Segment Operations on page 8.
Global Corporate, Global Commercial and Business Banking
The following table and discussion present a summary of the results, which exclude certain investment banking and other activities in Global Banking.

Bank of America 12

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Three Months Ended March 31
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Revenue
Business Lending	$1,065	$1,034	$1,280	$1,233	$59	$67	$2,404	$2,334
Global Transaction Services	1,335	1,549	970	1,129	361	387	2,666	3,065
Total revenue, net of interest expense	$2,400	$2,583	$2,250	$2,362	$420	$454	$5,070	$5,399

Balance Sheet

Average
Total loans and leases	$165,040	$175,293	$196,276	$192,796	$12,132	$12,618	$373,448	$380,707
Total deposits	290,392	259,177	185,727	182,614	49,578	50,795	525,697	492,586

Period end
Total loans and leases	$164,161	$175,777	$196,850	$194,889	$12,262	$12,580	$373,273	$383,246
Total deposits	291,066	263,131	186,051	181,315	49,992	51,511	527,109	495,957
Business Lending revenue increased $70 million for the three months ended March 31, 2024 compared to the same period in 2023 primarily driven by tax credit activity in affordable housing and renewable energy.
Global Transaction Services revenue decreased $399 million for the three months ended March 31, 2024 primarily driven by the impact of interest rates, partially offset by the benefit of higher average deposit balances and higher treasury service charges.
Average loans and leases decreased two percent for the three months ended March 31, 2024 due to lower client demand. Average deposits increased seven percent due to growth in both domestic and international balances.
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

Investment Banking Fees

	Global Banking		Total Corporation
	Three Months Ended March 31
(Dollars in millions)	2024	2023	2024	2023
Products
Advisory	$317	$313	$373	$363
Debt issuance	383	290	885	644
Equity issuance	150	65	363	168
Gross investment banking fees	850	668	1,621	1,175
Self-led deals	(13)	(4)	(53)	(12)
Total investment banking fees	$837	$664	$1,568	$1,163
Total Corporation investment banking fees of $1.6 billion, which exclude self-led deals and are primarily included within Global Banking and Global Markets, increased 35 percent for the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily due to higher debt and equity issuance fees.

13 Bank of America

Global Markets

	Three Months Ended March 31
(Dollars in millions)	2024	2023	% Change
Net interest income	$681	$109	n/m
Noninterest income:
Investment and brokerage services	495	533	(7)%
Investment banking fees	708	469	51
Market making and similar activities	3,830	4,398	(13)
All other income	169	117	44
Total noninterest income	5,202	5,517	(6)
Total revenue, net of interest expense	5,883	5,626	5

Provision for credit losses	(36)	(53)	n/m
Noninterest expense	3,492	3,351	4
Income before income taxes	2,427	2,328	4
Income tax expense	704	640	10
Net income	$1,723	$1,688	2

Effective tax rate	29.0%	27.5%

Return on average allocated capital	15	15
Efficiency ratio	59.38	59.56

Balance Sheet	Three Months Ended March 31
Average	2024	2023	% Change
Trading-related assets:
Trading account securities	$323,210	$339,248	(5)%
Reverse repurchases	134,081	126,760	6
Securities borrowed	134,852	116,280	16
Derivative assets	37,683	43,747	(14)
Total trading-related assets	629,826	626,035	1
Total loans and leases	133,756	125,046	7
Total earning assets	692,851	627,935	10
Total assets	895,382	870,038	3
Total deposits	32,585	36,109	(10)
Allocated capital	45,500	45,500	—

Period end	March 31 2024	December 31 2023	% Change
Total trading-related assets	$629,082	$542,544	16%
Total loans and leases	135,267	136,223	(1)
Total earning assets	698,279	637,955	9
Total assets	902,741	817,588	10
Total deposits	34,847	34,833	—
n/m = not meaningful
Global Markets offers sales and trading services and research services to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. For more information about Global Markets, see Business Segment Operations in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
The following explanations for period-over-period changes in results for Global Markets, including those disclosed under Sales and Trading Revenue, are the same for amounts including and excluding net DVA. Amounts excluding net DVA are a non-GAAP financial measure. For more information on net DVA, see Supplemental Financial Data on page 5.
Net income for Global Markets increased $35 million to $1.7 billion for the three months ended March 31, 2024 compared to the same period in 2023. Net DVA losses were $85 million compared to gains of $14 million in 2023. Excluding net DVA, net income increased $111 million to $1.8 billion. These increases were primarily driven by higher revenue, partially offset by higher noninterest expense.
Revenue increased $257 million to $5.9 billion primarily due to higher investment banking fees and sales and trading revenue. Sales and trading revenue increased $25 million, and excluding net DVA, increased $124 million. These increases were primarily driven by higher revenue in Equities, partially offset by lower revenue in FICC.
Noninterest expense increased $141 million to $3.5 billion, primarily driven by continued investments in the business, including technology.
Average total assets increased $25.3 billion to $895.4 billion for the three months ended March 31, 2024 compared to the same period in 2023 driven by higher levels of inventory, increased secured financing activity and loan growth in FICC, partially offset by lower levels of inventory in Equities. Period-end total assets increased $85.2 billion from December 31, 2023 to $902.7 billion driven by seasonally higher levels of client activity across both Equities and FICC.
The return on average allocated capital was 15 percent, unchanged from the same period a year ago. For information on capital allocated to the business segments, see Business Segment Operations on page 8.
Sales and Trading Revenue
For a description of sales and trading revenue, see Business Segment Operations in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K. The following table and related

Bank of America 14

discussion present sales and trading revenue, substantially all of which is in Global Markets, with the remainder in Global Banking. In addition, the following table and related discussion also present sales and trading revenue, excluding net DVA, which is a non-GAAP financial measure. For more information on net DVA, see Supplemental Financial Data on page 5.

Sales and Trading Revenue (1, 2, 3)

	Three Months Ended March 31
(Dollars in millions)	2024	2023
Sales and trading revenue (2)
Fixed-income, currencies and commodities	$3,231	$3,440
Equities	1,861	1,627
Total sales and trading revenue	$5,092	$5,067

Sales and trading revenue, excluding net DVA (4)
Fixed-income, currencies and commodities	$3,307	$3,429
Equities	1,870	1,624
Total sales and trading revenue, excluding net DVA	$5,177	$5,053
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $149 million and $90 million for the three months ended March 31, 2024 and 2023.
(3)Includes Global Banking sales and trading revenue of $144 million and $177 million for the three months ended March 31, 2024 and 2023.
(4)FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA gains (losses) were $(76) million and $11 million for the three months ended March 31, 2024 and 2023. Equities net DVA gains (losses) were $(9) million and $3 million for the three months ended March 31, 2024 and 2023.
Including and excluding net DVA, FICC revenue decreased $209 million and $122 million for the three months ended March 31, 2024 compared to the same period in 2023 driven by a weaker trading environment for macro products, partially offset by improved trading in mortgages. Including and excluding net DVA, Equities revenue increased $234 million and $246 million driven by a strong trading performance in derivatives.
All Other

	Three Months Ended March 31
(Dollars in millions)	2024	2023	% Change
Net interest income	$38	$97	(61)%
Noninterest income (loss)	(1,682)	(1,555)	8
Total revenue, net of interest expense	(1,644)	(1,458)	13

Provision for credit losses	(11)	107	(110)
Noninterest expense	994	407	144
Loss before income taxes	(2,627)	(1,972)	33
Income tax benefit	(1,931)	(1,865)	4
Net loss	$(696)	$(107)	n/m

Balance Sheet
	Three Months Ended March 31
Average	2024	2023	% Change
Total loans and leases	$8,872	$10,077	(12)%
Total assets (1)	354,484	172,725	105
Total deposits	99,339	24,702	n/m

Period end	March 31 2024	December 31 2023	% Change
Total loans and leases	$8,917	$8,842	1%
Total assets (1)	343,658	346,356	(1)
Total deposits	107,736	92,705	16
(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $958.0 billion and $1.0 trillion for the three months ended March 31, 2024 and 2023, and period-end allocated assets were $987.1 billion and $972.9 billion at March 31, 2024 and December 31, 2023.
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
The net loss in All Other increased $589 million to $696 million primarily due to higher noninterest expense.
Noninterest expense increased $587 million primarily due to a $700 million accrual for the increase in the Corporation’s estimated share of the FDIC special assessment, partially offset by lower expenses related to a liquidating business activity.
The income tax benefit increased $66 million to $1.9 billion due to higher tax preference benefits primarily related to tax credit investment activity. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking and Global Markets.

15 Bank of America

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
For more information on the Corporation’s risks, see Item 1A. Risk Factors of the Corporation’s 2023 Annual Report on Form 10-K. These risks are being managed within our Risk Framework and supporting risk management programs. For more information on our Risk Framework, risk management activities and the key types of risk faced by the Corporation, see the Managing Risk section in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
Capital Management
The Corporation manages its capital position so that its capital is more than adequate to support its business activities and aligns with risk, risk appetite and strategic planning. For more information, see Capital Management in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing the Comprehensive Capital Analysis and Review (CCAR) capital plan, which includes supervisory stress testing by the Federal Reserve. Based on 2023 stress test results, our stress capital buffer (SCB) is 2.5 percent effective October 1, 2023 through September 30, 2024. In April 2024, we submitted our 2024 CCAR capital plan and related supervisory stress tests. The Federal Reserve has indicated that it will disclose CCAR capital plan supervisory stress test results by June 30, 2024.
The Board has authorized the repurchase of up to $25 billion of common stock over time, which includes common stock repurchases to offset shares awarded under the Corporation’s equity-based compensation plans. Pursuant to Board authorization, during the three months ended March 31, 2024, we repurchased $2.5 billion of common stock. For more information, see Part II, Item 2. Unregistered Sales of Equity securities and Use of Proceeds on page 93 and Capital Management – CCAR and Capital Planning in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
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
Regulatory Capital
As a BHC, we are subject to regulatory capital rules, including Basel 3, issued by U.S. banking regulators. The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and risk-weighted assets (RWA) under both the Standardized and Advanced approaches. The lower of the capital ratios under Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements is used to assess capital adequacy, including under the PCA framework. As of March 31, 2024, the Common equity tier 1 (CET1) capital, Tier 1 capital and Total capital ratios under the Standardized approach were the binding ratios.
Minimum Capital Requirements
In order to avoid restrictions on capital distributions and discretionary bonus payments to executive officers, the Corporation must meet risk-based capital ratio requirements that include a capital conservation buffer of 2.5 percent (under the Advanced approaches only), an SCB (under the Standardized approach only), plus any applicable countercyclical capital buffer and a global systemically important bank (G-SIB) surcharge. The buffers and surcharge must be comprised solely of CET1 capital. Effective January 1, 2024, the Corporation's minimum CET1 capital ratio requirements were 10.0 percent under both the Standardized approach and the Advanced approaches.
The Corporation is required to calculate its G-SIB surcharge on an annual basis under two methods and is subject to the higher of the resulting two surcharges. Method 1 is consistent with the approach prescribed by the Basel Committee’s assessment methodology and is calculated using specified indicators of systemic importance. Method 2 modifies the Method 1 approach by, among other factors, including a measure of the Corporation’s reliance on short-term wholesale funding. Effective January 1, 2024, the Corporation’s G-SIB surcharge, which is higher under Method 2, increased 50 bps, resulting in an increase in our minimum CET1 capital ratio requirement under the Standardized approach to 10.0 percent from 9.5 percent. At March 31, 2024, the Corporation’s CET1 capital ratio of 11.9 percent under the Standardized approach exceeded its CET1 capital ratio requirement.
The Corporation is also required to maintain a minimum supplementary leverage ratio (SLR) of 3.0 percent plus a leverage buffer of 2.0 percent in order to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. At March 31, 2024, our insured depository institution subsidiaries exceeded their requirement to maintain a minimum 6.0 percent SLR to be considered well capitalized under the PCA framework.

Bank of America 16

Capital Composition and Ratios
Table 7 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at
March 31, 2024 and December 31, 2023. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Table 7	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	March 31, 2024
Risk-based capital metrics:
Common equity tier 1 capital	$196,625	$196,625
Tier 1 capital	225,021	225,021
Total capital (3)	252,400	242,576
Risk-weighted assets (in billions)	1,658	1,463
Common equity tier 1 capital ratio	11.9%	13.4%	10.0%
Tier 1 capital ratio	13.6	15.4	11.5
Total capital ratio	15.2	16.6	13.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,169	$3,169
Tier 1 leverage ratio	7.1%	7.1%	4.0

Supplementary leverage exposure (in billions)		$3,724
Supplementary leverage ratio		6.0%	5.0

	December 31, 2023
Risk-based capital metrics:
Common equity tier 1 capital	$194,928	$194,928
Tier 1 capital	223,323	223,323
Total capital (3)	251,399	241,449
Risk-weighted assets (in billions)	1,651	1,459
Common equity tier 1 capital ratio	11.8%	13.4%	9.5%
Tier 1 capital ratio	13.5	15.3	11.0
Total capital ratio	15.2	16.6	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,135	$3,135
Tier 1 leverage ratio	7.1%	7.1%	4.0

Supplementary leverage exposure (in billions)		$3,676
Supplementary leverage ratio		6.1%	5.0
(1)Capital ratios as of March 31, 2024 and December 31, 2023 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the current expected credit losses (CECL) accounting standard on January 1, 2020.
(2)The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, our G-SIB surcharge of 3.0 percent at March 31, 2024 and 2.5 percent at December 31, 2023, and our capital conservation buffer (under the Advanced approaches) or SCB (under the Standardized approach) of 2.5 percent, as applicable. The countercyclical capital buffer was zero for both periods. The SLR regulatory minimum includes a leverage buffer of 2.0 percent.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.

At March 31, 2024, CET1 capital was $196.6 billion, an increase of $1.7 billion from December 31, 2023, primarily due to earnings, partially offset by capital distributions. Tier 1 capital increased $1.7 billion primarily driven by the same factors as CET1 capital. Total capital under the Standardized approach increased $1.0 billion primarily due to the same factors driving the increase in Tier 1 capital and an increase in the adjusted allowance for credit losses included in Tier 2 capital, partially offset by a decrease in subordinated debt. RWA under the Standardized approach, which yielded the lower CET1 capital ratio at March 31, 2024, increased $6.4 billion during 2024 to $1,658 billion primarily driven by client activity in Global Markets. Supplementary leverage exposure at March 31, 2024 increased $47.5 billion primarily driven by increased activity in Global Markets.

17 Bank of America

Table 8 shows the capital composition at March 31, 2024 and December 31, 2023.

Table 8	Capital Composition under Basel 3

(Dollars in millions)		March 31 2024	December 31 2023
Total common shareholders’ equity		$265,155	$263,249
CECL transitional amount (1)		627	1,254
Goodwill, net of related deferred tax liabilities		(68,648)	(68,648)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(8,148)	(7,912)
Intangibles, other than mortgage servicing rights, net of related deferred tax liabilities		(1,482)	(1,496)
Defined benefit pension plan net assets		(775)	(764)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		1,585	1,342
Accumulated net (gain) loss on certain cash flow hedges (2)		8,449	8,025
Other		(138)	(122)
Common equity tier 1 capital		196,625	194,928
Qualifying preferred stock, net of issuance cost		28,396	28,396
Other		—	(1)
Tier 1 capital		225,021	223,323
Tier 2 capital instruments		14,185	15,340
Qualifying allowance for credit losses (3)		13,592	12,920
Other		(398)	(184)
Total capital under the Standardized approach		252,400	251,399
Adjustment in qualifying allowance for credit losses under the Advanced approaches (3)		(9,824)	(9,950)
Total capital under the Advanced approaches		$242,576	$241,449
(1)March 31, 2024 and December 31, 2023 include 25 percent and 50 percent of the CECL transition provision’s impact as of December 31, 2021.
(2)Includes amounts in accumulated other comprehensive income (OCI) related to the hedging of items that are not recognized at fair value on the Consolidated Balance Sheet.
(3)Includes the impact of transition provisions related to the CECL accounting standard.
Table 9 shows the components of RWA as measured under Basel 3 at March 31, 2024 and December 31, 2023.

Table 9	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
(Dollars in billions)		March 31, 2024		December 31, 2023
Credit risk		$1,588	$992	$1,580	$983
Market risk		70	70	71	71
Operational risk		n/a	359	n/a	361
Risks related to credit valuation adjustments		n/a	42	n/a	44
Total risk-weighted assets		$1,658	$1,463	$1,651	$1,459
n/a = not applicable

Bank of America 18

Bank of America, N.A. Regulatory Capital
Table 10 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at March 31, 2024 and December 31, 2023. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 10	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	March 31, 2024
Risk-based capital metrics:
Common equity tier 1 capital	$188,744	$188,744
Tier 1 capital	188,744	188,744
Total capital (3)	203,699	194,099
Risk-weighted assets (in billions)	1,398	1,118
Common equity tier 1 capital ratio	13.5%	16.9%	7.0%
Tier 1 capital ratio	13.5	16.9	8.5
Total capital ratio	14.6	17.4	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,481	$2,481
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$2,926
Supplementary leverage ratio		6.5%	6.0

	December 31, 2023
Risk-based capital metrics:
Common equity tier 1 capital	$187,621	$187,621
Tier 1 capital	187,621	187,621
Total capital (3)	201,932	192,175
Risk-weighted assets (in billions)	1,395	1,114
Common equity tier 1 capital ratio	13.5%	16.8%	7.0%
Tier 1 capital ratio	13.5	16.8	8.5
Total capital ratio	14.5	17.2	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,471	$2,471
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$2,910
Supplementary leverage ratio		6.4%	6.0
(1)Capital ratios as of March 31, 2024 and December 31, 2023 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
(2)Risk-based capital regulatory minimums at both March 31, 2024 and December 31, 2023 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Total loss-absorbing capacity (TLAC) consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments to executive officers. Table 11 presents the Corporation's TLAC and long-term debt ratios and related information as of March 31, 2024 and December 31, 2023.

19 Bank of America

Table 11	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC (1)	Regulatory Minimum (2)	Long-term Debt	Regulatory Minimum (3)
(Dollars in millions)	March 31, 2024
Total eligible balance	$475,215		$235,649
Percentage of risk-weighted assets (4)	28.7%	22.0%	14.2%	9.0%
Percentage of supplementary leverage exposure	12.8	9.5	6.3	4.5

	December 31, 2023
Total eligible balance	$479,156		$239,892
Percentage of risk-weighted assets (4)	29.0%	22.0%	14.5%	8.5%
Percentage of supplementary leverage exposure	13.0	9.5	6.5	4.5
(1)As of March 31, 2024 and December 31, 2023, TLAC ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
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
(3)The long-term debt RWA regulatory minimum is comprised of 6.0 percent plus the Corporation’s G-SIB surcharge of 3.0 percent at March 31, 2024 and 2.5 percent at December 31, 2023. The long-term debt leverage exposure regulatory minimum is 4.5 percent. Effective January 1, 2024, the Corporation’s G-SIB surcharge, which is higher under Method 2, increased 50 bps, resulting in an increase in our long-term debt RWA regulatory minimum requirement to 9.0 percent from 8.5 percent.
(4)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of March 31, 2024 and December 31, 2023.
Regulatory Developments
For information on regulatory developments, see Capital Management – Regulatory Developments in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
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
BofAS provides institutional services, and in accordance with the alternative net capital requirements, is required to maintain tentative net capital in excess of $5.0 billion and net capital in excess of the greater of $1.0 billion or a certain percentage of its reserve requirement in addition to a certain percentage of securities-based swap risk margin. BofAS must also notify the SEC in the event its tentative net capital is less than $6.0 billion. BofAS is also required to hold a certain percentage of its customers' and affiliates' risk-based margin in order to meet its CFTC minimum net capital requirement. At March 31, 2024, BofAS had tentative net capital of $22.6 billion. BofAS also had regulatory net capital of $20.3 billion, which exceeded the minimum requirement of $4.3 billion.
MLPF&S provides retail services. At March 31, 2024, MLPF&S' regulatory net capital was $6.4 billion, which exceeded the minimum requirement of $148 million.
Our European broker-dealers are subject to requirements from U.S. and non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to certain regulatory capital requirements. At March 31, 2024, MLI’s capital resources were $33.8 billion, which exceeded the minimum Pillar 1 requirement of $12.8 billion.
BofASE, an authorized credit institution with its head office located in France, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and supervised under the Single Supervisory Mechanism by the European Central Bank. At March 31, 2024, BofASE's capital resources were $9.9 billion, which exceeded the minimum Pillar 1 requirement of $3.8 billion.
In addition, MLI and BofASE remained conditionally registered with the SEC as security-based swap dealers, and maintained net liquid assets at March 31, 2024 that exceeded the applicable minimum requirements under the Exchange Act.
Liquidity Risk
Funding and Liquidity Risk Management
Our primary liquidity risk management objective is to meet expected or unexpected cash flow and collateral requirements, including payments under long-term debt agreements, commitments to extend credit and customer deposit withdrawals, while continuing to support our businesses and customers under a range of economic conditions. To achieve that objective, we analyze and monitor our liquidity risk under expected and stressed conditions, maintain liquidity and access to diverse funding sources, including our stable deposit base, and seek to align liquidity-related incentives and risks. These liquidity risk management practices have allowed us to effectively manage market fluctuations from the rising interest rate environment, inflationary pressures and changes in the macroeconomic environment.
We define liquidity as readily available assets, limited to cash and high-quality, liquid, unencumbered securities that we can use to meet our contractual and contingent financial obligations as they arise. We manage our liquidity position through line-of-business and ALM activities, as well as through our legal entity funding strategy, on both a forward and current (including intraday) basis under both expected and stressed conditions. We believe that a centralized approach to funding and liquidity management enhances our ability to monitor liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to liquidity events. For more information on the Corporation’s

Bank of America 20

liquidity risks, see the Liquidity section within Item 1A. Risk Factors of the Corporation’s 2023 Annual Report on Form 10-K. For more information regarding global funding and liquidity risk management, as well as liquidity sources, liquidity arrangements, contingency planning and credit ratings discussed below, see Liquidity Risk in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
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
Global Liquidity Sources and Other Unencumbered Assets
We maintain liquidity available to the Corporation, including the Parent and selected subsidiaries, in the form of cash and high quality, liquid, unencumbered securities. Our liquidity buffer, referred to as Global Liquidity Sources (GLS), is comprised of assets that are readily available to the Parent and selected subsidiaries, including holding company, bank and broker-dealer subsidiaries, even during stressed market conditions. Our cash is primarily on deposit with the Federal Reserve Bank and, to a lesser extent, central banks outside of the U.S. We limit the composition of high-quality, liquid, unencumbered securities to U.S. government securities, U.S. agency securities, U.S. agency mortgage-backed securities and other investment-grade securities, and a select group of non-U.S. government securities. We can obtain cash for these securities, even in stressed conditions, through repurchase agreements or outright sales. We hold our GLS in legal entities that allow us to meet the liquidity requirements of our global businesses, and we consider the impact of potential regulatory, tax, legal and other restrictions that could limit the transferability of funds among entities.
Table 12 presents average GLS for the three months ended March 31, 2024 and December 31, 2023.

Table 12	Average Global Liquidity Sources

	Three Months Ended
(Dollars in billions)	March 31 2024	December 31 2023
Bank entities	$747	$735
Nonbank and other entities (1)	162	162
Total Average Global Liquidity Sources	$909	$897
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $326 billion and $312 billion at March 31, 2024 and December 31, 2023. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the Parent or nonbank subsidiaries may be subject to prior regulatory approval.
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
Table 13 presents the composition of average GLS for the three months ended March 31, 2024 and December 31, 2023.

Table 13	Average Global Liquidity Sources Composition

	Three Months Ended
(Dollars in billions)	March 31 2024	December 31 2023
Cash on deposit	$344	$380
U.S. Treasury securities	228	197
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	313	299
Non-U.S. government securities	24	21
Total Average Global Liquidity Sources	$909	$897
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $586 billion and $590 billion for the three months ended March 31, 2024 and December 31, 2023. For the same periods, the average consolidated LCR was 113 percent and 115 percent. Our LCR fluctuates due to normal business flows from customer activity.
Liquidity Stress Analysis
We utilize liquidity stress analysis to assist us in determining the appropriate amounts of liquidity to maintain at the Parent and our subsidiaries to meet contractual and contingent cash outflows under a range of scenarios. For more information on liquidity stress analysis, see Liquidity Risk – Liquidity Stress Analysis in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.

21 Bank of America

Net Stable Funding Ratio
The Net Stable Funding Ratio (NSFR) is a liquidity requirement for large banks to maintain a minimum level of stable funding over a one-year period. The requirement is intended to support the ability of banks to lend to households and businesses in both normal and adverse economic conditions and is complementary to the LCR, which focuses on short-term liquidity risks. The U.S. NSFR applies to the Corporation on a consolidated basis and to our insured depository institutions. At March 31, 2024, the Corporation and its insured depository institutions were in compliance with the U.S. NSFR.
Diversified Funding Sources
We fund our assets primarily with a mix of deposits, and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products, programs, markets, currencies and investor groups. We fund a substantial portion of our lending activities through our deposits, which were $1.95 trillion and $1.92 trillion at March 31, 2024 and December 31, 2023. Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions.
Deposits
Our deposit base is well-diversified by clients, geography and product type across our business segments. At March 31, 2024, 50 percent of our deposits were in Consumer Banking, 15 percent in GWIM and 27 percent in Global Banking. We consider a substantial portion of our deposit base to be a stable, low-cost and consistent source of liquidity. At March 31, 2024 approximately 68 percent of consumer and small business deposits and 81 percent of U.S. deposits in Global Banking were held by clients who have had accounts with us for 10 or more years. In addition, at both March 31, 2024 and December 31, 2023, 28 percent of our deposits were noninterest bearing and included operating accounts of our consumer and commercial clients. Deposits at March 31, 2024 increased $22.7 billion from December 31, 2023 primarily due to time deposit growth and seasonal deposit inflows.
During the three months ended March 31, 2024 and 2023, rates paid on deposits were 55 bps and 12 bps in Consumer Banking, 289 bps and 197 bps in GWIM, and 312 bps and 170 bps in Global Banking. For information on rates paid on consolidated deposit balances, see Table 6 on page 7.
Long-term Debt
During the three months ended March 31, 2024 we issued $15.4 billion of long-term debt consisting of $6.5 billion of notes issued by Bank of America Corporation, substantially all of which were TLAC compliant, $3.5 billion of notes issued by Bank of America, N.A. and $5.4 billion of other debt.
During the three months ended March 31, 2024, we had total long-term debt maturities and redemptions in the aggregate of $15.0 billion consisting of $9.4 billion for Bank of America Corporation, $2.5 billion for Bank of America, N.A. and $3.1 billion of other debt. Table 14 presents the carrying value of aggregate annual contractual maturities of long-term debt at March 31, 2024.

Table 14	Long-term Debt by Maturity

(Dollars in millions)	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Bank of America Corporation
Senior notes (1)	$5,146	$19,029	$24,508	$21,302	$27,475	$103,463	$200,923
Senior structured notes	490	1,094	1,166	802	1,035	10,948	15,535
Subordinated notes	3,117	5,080	4,870	2,062	929	9,162	25,220
Junior subordinated notes	—	—	—	191	—	557	748
Total Bank of America Corporation	8,753	25,203	30,544	24,357	29,439	124,130	242,426
Bank of America, N.A.
Senior notes	1,000	3,397	3,144	—	650	—	8,191
Subordinated notes	—	—	—	—	—	1,435	1,435
Advances from Federal Home Loan Banks	4,750	2,512	8	3	9	41	7,323
Securitizations and other Bank VIEs (2)	1,094	2,234	3,245	—	866	211	7,650
Other	40	601	79	46	44	—	810
Total Bank of America, N.A.	6,884	8,744	6,476	49	1,569	1,687	25,409
Other debt
Structured Liabilities	3,649	3,853	3,871	2,935	2,038	11,604	27,950
Nonbank VIEs (2)	44	16	7	—	7	487	561
Total other debt	3,693	3,869	3,878	2,935	2,045	12,091	28,511
Total long-term debt	$19,330	$37,816	$40,898	$27,341	$33,053	$137,908	$296,346
(1)Total includes $183.0 billion of outstanding notes that are both TLAC eligible and callable one year before their stated maturities, including $15.6 billion during the remainder of 2024, and $21.8 billion, $21.3 billion, $24.6 billion and $19.5 billion during each year of 2025 through 2028, respectively, and $80.2 billion thereafter. For more information on our TLAC eligible and callable outstanding notes, see Liquidity Risk – Diversified Funding Sources in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
(2)Represents liabilities of consolidated variable interest entities (VIEs) included in total long-term debt on the Consolidated Balance Sheet.
Total long-term debt decreased $5.9 billion to $296.3 billion during the three months ended March 31, 2024 primarily due to debt maturities and valuation adjustments, partially offset by debt issuances. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.
During the three months ended March 31, 2024, we issued $6.8 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. These structured notes are typically issued to meet client demand, and notes with certain attributes may also be TLAC eligible. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our

Bank of America 22

other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
Substantially all of our senior and subordinated debt obligations contain no provisions that could trigger a requirement for an early repayment, require additional collateral support, result in changes to terms, accelerate maturity or create additional financial obligations upon an adverse change in our credit ratings, financial ratios, earnings, cash flows or stock price. For more information on long-term debt funding, including issuances and maturities and redemptions, see Note 11 – Long-term Debt to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
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
The ratings and outlooks from Moody's Investors Service, Standard & Poor’s Global Ratings and Fitch Ratings for the Corporation and its subsidiaries have not changed from those disclosed in the Corporation's 2023 Annual Report on Form 10-K.
For more information on additional collateral and termination payments that could be required in connection with certain over-the-counter derivative contracts and other trading agreements in the event of a credit rating downgrade, see Note 3 – Derivatives to the Consolidated Financial Statements herein and Item 1A. Risk Factors of the Corporation’s 2023 Annual Report on Form 10-K.

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
NR = not rated
Finance Subsidiary Issuers and Parent Guarantor
BofA Finance LLC, a Delaware limited liability company (BofA Finance), is a consolidated finance subsidiary of the Corporation that has issued and sold, and is expected to continue to issue and sell, its senior unsecured debt securities (Guaranteed Notes) that are fully and unconditionally guaranteed by the Corporation. The Corporation guarantees the due and punctual payment, on demand, of amounts payable on the Guaranteed Notes if not paid by BofA Finance. In addition, each of BAC Capital Trust XIII, BAC Capital Trust XIV and BAC Capital Trust XV, Delaware statutory trusts (collectively, the Trusts) is a 100 percent owned finance subsidiary of the Corporation that has issued and sold trust preferred securities (the Trust Preferred Securities) or capital securities (the Capital Securities and, together with the Guaranteed Notes and the Trust Preferred Securities, the Guaranteed Securities), as applicable, that remained outstanding at March 31, 2024. The Corporation has fully and unconditionally guaranteed (or effectively provided for the full and unconditional guarantee of) all such securities issued by such finance subsidiaries. For more information regarding such guarantees by the Corporation, see Liquidity Risk – Finance Subsidiary Issuers and Parent Guarantor in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
Representations and Warranties Obligations
For information on representations and warranties obligations in connection with the sale of mortgage loans, see Note 12 – Commitments and Contingencies to the Consolidated Financial
Statements of the Corporation’s 2023 Annual Report on Form 10-K.
Credit Risk Management
For information on our credit risk management activities, see the following: Consumer Portfolio Credit Risk Management on page 24, Commercial Portfolio Credit Risk Management on page 28, Non-U.S. Portfolio on page 34, Allowance for Credit Losses on page 35, Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements, and Credit Risk Management in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K. For information on the Corporation’s loan modification programs, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements. For more information on the Corporation’s credit risks, see the Credit section within Item 1A. Risk Factors of the Corporation’s 2023 Annual Report on Form 10-K.
During the three months ended March 31, 2024, our net charge-off ratio increased primarily driven by credit card loans and the commercial real estate office portfolio. In addition, nonperforming loans increased compared to December 31, 2023 driven by the commercial real estate office property type, while commercial reservable criticized exposure increased driven by an increase across a broad range of industries in commercial excluding commercial real estate. Uncertainty remains regarding broader economic impacts as a result of inflationary pressures, elevated rates and the current geopolitical environment and

23 Bank of America

could lead to adverse impacts to credit quality metrics in future periods.
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

Consumer Credit Portfolio
During the three months ended March 31, 2024, the U.S. unemployment rate remained relatively stable and home prices increased slightly. During the three months ended March 31, 2024, net charge-offs increased $375 million to $1.0 billion compared to the same period in 2023, primarily due to higher credit card loan charge-offs.
The consumer allowance for loan and lease losses decreased $44 million during the three months ended March 31, 2024 to $8.5 billion. For more information, see Allowance for Credit Losses on page 35.
For more information on our accounting policies regarding delinquencies, nonperforming status, charge-offs and loan modifications for the consumer portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.
Table 16 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Table 16	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		March 31 2024	December 31 2023	March 31 2024	December 31 2023	March 31 2024	December 31 2023
Residential mortgage (1)		$227,435	$228,403	$2,112	$2,114	$230	$252
Home equity		25,185	25,527	438	450	—	—
Credit card		98,453	102,200	n/a	n/a	1,299	1,224
Direct/Indirect consumer (2)		102,849	103,468	147	148	2	2
Other consumer		115	124	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$454,037	$459,722	$2,697	$2,712	$1,531	$1,478
Loans accounted for under the fair value option (3)		235	243
Total consumer loans and leases		$454,272	$459,965
Percentage of outstanding consumer loans and leases (4)		n/a	n/a	0.59%	0.59%	0.34%	0.32%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (4)		n/a	n/a	0.61	0.60	0.29	0.27
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At March 31, 2024 and December 31, 2023, residential mortgage included $140 million and $156 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $90 million and $96 million of loans on which interest was still accruing.
(2)Outstandings primarily includes auto and specialty lending loans and leases of $54.1 billion and $53.9 billion, U.S. securities-based lending loans of $45.3 billion and $46.0 billion at March 31, 2024 and December 31, 2023, and non-U.S. consumer loans of $2.7 billion and $2.8 billion at March 31, 2024 and December 31, 2023.
(3)For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
(4)Excludes consumer loans accounted for under the fair value option. At both March 31, 2024 and December 31, 2023, $4 million of loans accounted for under the fair value option were past due 90 days or more and not accruing interest.
n/a= not applicable
Table 17 presents net charge-offs and related ratios for consumer loans and leases.

Table 17	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
	Three Months Ended March 31
(Dollars in millions)	2024	2023	2024	2023
Residential mortgage	$3	$1	0.01%	—%
Home equity	(13)	(12)	(0.20)	(0.18)
Credit card	899	501	3.62	2.21
Direct/Indirect consumer	65	1	0.26	—
Other consumer	74	162	n/m	n/m
Total	$1,028	$653	0.91	0.58
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

Bank of America 24

loans accounted for under the fair value option and provide information that excludes the impact of the fully-insured loan portfolio in certain credit quality statistics.
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 50 percent of consumer loans and leases at March 31, 2024. Approximately 51 percent of the residential mortgage portfolio was in Consumer Banking, 46 percent was in GWIM and the remaining portion was in All Other.
Outstanding balances in the residential mortgage portfolio decreased $968 million during the three months ended March
31, 2024, as paydowns and payoffs outpaced new originations.
At March 31, 2024 and December 31, 2023, the residential mortgage portfolio included $10.6 billion and $11.0 billion of outstanding fully-insured loans, of which $2.1 billion and $2.2 billion had FHA insurance, with the remainder protected by Fannie Mae long-term standby agreements.
Table 18 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

Table 18	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
(Dollars in millions)		March 31 2024	December 31 2023	March 31 2024	December 31 2023
Outstandings		$227,435	$228,403	$216,791	$217,439
Accruing past due 30 days or more		1,308	1,513	832	986
Accruing past due 90 days or more		230	252	—	—
Nonperforming loans (2)		2,112	2,114	2,112	2,114
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		1%	1%	1%	1%
Refreshed LTV greater than 100		—	—	—	—
Refreshed FICO below 620		1	1	1	1
(1)Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the residential mortgage portfolio remained relatively unchanged during the three months ended March 31, 2024. Of the nonperforming residential mortgage loans at March 31, 2024, $1.3 billion, or 64 percent, were current on contractual payments. Loans accruing past due 30 days or more decreased $154 million.
Of the $216.8 billion in total residential mortgage loans outstanding at March 31, 2024, $62.9 billion, or 29 percent, of loans were originated as interest-only. The outstanding balance of interest-only residential mortgage loans that had entered the amortization period was $3.6 billion, or six percent, at March 31, 2024. Residential mortgage loans that have entered the amortization period generally experience a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At March 31, 2024, $51 million, or one percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $832 million, or less than one percent, for the entire residential mortgage portfolio. In addition, at March 31, 2024, $188 million, or five percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $62 million were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three years to 10 years. Substantially all of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2025 or later.
Table 19 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. In the New York area, the New York-Northern New Jersey-Long Island Metropolitan Statistical Area (MSA) made up 15 percent of outstandings at both March 31, 2024 and December 31, 2023. The Los Angeles-Long Beach-Santa Ana MSA within California represented 14 percent of outstandings at both March 31, 2024 and December 31, 2023.

Table 19	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	March 31 2024	December 31 2023	March 31 2024	December 31 2023	Three Months Ended March 31
(Dollars in millions)					2024	2023
California	$80,920	$81,085	$643	$641	$3	$—
New York	25,825	25,975	317	320	—	2
Florida	15,451	15,450	142	131	(1)	(2)
Texas	9,334	9,361	89	88	—	—
New Jersey	8,613	8,671	99	97	—	—
Other	76,648	76,897	822	837	1	1
Residential mortgage loans	$216,791	$217,439	$2,112	$2,114	$3	$1
Fully-insured loan portfolio	10,644	10,964
Total residential mortgage loan portfolio	$227,435	$228,403
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

25 Bank of America

Home Equity
At March 31, 2024, the home equity portfolio made up six percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans. We no longer originate home equity loans or reverse mortgages.
At March 31, 2024, 84 percent of the home equity portfolio was in Consumer Banking, ten percent was in GWIM and the remainder of the portfolio was in All Other. Outstanding balances in the home equity portfolio decreased $342 million during the three months ended March 31, 2024 primarily due to paydowns outpacing draws on existing lines and new originations. Of the total home equity portfolio at March 31, 2024 and December 31, 2023, $9.8 billion and $10.1 billion, or 39 percent as of both periods, were in first-lien positions. At March 31, 2024, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $4.4 billion, or 17 percent, of our total home equity portfolio.
Unused HELOCs totaled $45.5 billion and $45.1 billion at March 31, 2024 and December 31, 2023. The HELOC utilization rate was 35 percent at both March 31, 2024 and December 31, 2023.
Table 20 presents certain home equity portfolio key credit statistics.

Table 20	Home Equity – Key Credit Statistics (1)

(Dollars in millions)	March 31 2024	December 31 2023
Outstandings	$25,185	$25,527
Accruing past due 30 days or more	83	95
Nonperforming loans (2)	438	450
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	—%	—%
Refreshed CLTV greater than 100	—	—
Refreshed FICO below 620	3	3
(1)Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the home equity portfolio decreased $12 million to $438 million at March 31, 2024, primarily driven by paydowns and payoffs and returns to performing status outpacing new additions. Of the nonperforming home equity loans at March 31, 2024, $255 million, or 58 percent, were current on contractual payments. In addition, $101 million, or 23 percent, were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due remained relatively unchanged during the three months ended March 31, 2024.
Of the $25.2 billion in total home equity portfolio outstandings at March 31, 2024, as shown in Table 20, 10 percent require interest-only payments. The outstanding balance of HELOCs that had reached the end of their draw period and entered the amortization period was $3.8 billion at March 31, 2024. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At March 31, 2024, $33 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at March 31, 2024, $274 million, or seven percent, were nonperforming.
For our interest-only HELOC portfolio, we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines; however, we can infer some of this information through a review of our HELOC portfolio that we service and is still in its revolving period. During the three months ended March 31, 2024, 28 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 21 presents outstandings, nonperforming balances and net recoveries by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of the outstanding home equity portfolio at both March 31, 2024 and December 31, 2023. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent and 10 percent of the outstanding home equity portfolio at March 31, 2024 and December 31, 2023.

Table 21	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-Offs
	March 31 2024	December 31 2023	March 31 2024	December 31 2023	Three Months Ended March 31
(Dollars in millions)					2024	2023
California	$6,890	$6,966	$108	$109	$(3)	$(1)
Florida	2,543	2,576	51	53	(2)	(3)
New Jersey	1,815	1,870	42	46	(2)	—
New York	1,544	1,590	69	71	—	(2)
Texas	1,422	1,410	15	16	—	—
Other	10,971	11,115	153	155	(6)	(6)
Total home equity loan portfolio	$25,185	$25,527	$438	$450	$(13)	$(12)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.

Bank of America 26

Credit Card
At March 31, 2024, 97 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio decreased $3.7 billion during the three months ended March 31, 2024 to $98.5 billion primarily driven by a seasonal decline in purchase volume. Net charge-offs increased $398 million to $899 million during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to late-stage delinquent credit card loans that were charged off. Credit card loans 30 days or more past due and still accruing interest increased $27 million, and 90 days or more past due and still accruing interest increased $75 million at March 31, 2024.
Unused lines of credit for credit card increased to $395.5 billion at March 31, 2024 from $390.2 billion at December 31, 2023.
Table 22 presents certain state concentrations for the credit card portfolio.

Table 22	Credit Card State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	March 31 2024	December 31 2023	March 31 2024	December 31 2023	Three Months Ended March 31
(Dollars in millions)					2024	2023
California	$16,377	$16,952	$237	$216	$161	$88
Florida	10,254	10,521	178	168	123	69
Texas	8,704	8,978	133	125	90	48
New York	5,540	5,788	83	84	62	39
Washington	5,204	5,352	45	41	27	14
Other	52,374	54,609	623	590	436	243
Total credit card portfolio	$98,453	$102,200	$1,299	$1,224	$899	$501
Direct/Indirect Consumer
At March 31, 2024, 53 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and recreational vehicle lending) and 47 percent was included in GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio decreased $619 million during the three months ended March 31, 2024 to $102.8 billion driven by declines in securities-based lending stemming from paydown activity due to higher interest rates.
Table 23 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 23	Direct/Indirect State Concentrations

	Outstandings		Nonperforming		Net Charge-offs
	March 31 2024	December 31 2023	March 31 2024	December 31 2023	Three Months Ended March 31
(Dollars in millions)					2024	2023
California	$15,325	$15,416	$26	$27	$15	$2
Florida	13,557	13,550	17	18	9	—
Texas	9,881	9,668	14	14	8	—
New York	7,320	7,335	11	11	4	—
New Jersey	4,360	4,376	7	5	2	—
Other	52,406	53,123	72	73	27	(1)
Total direct/indirect loan portfolio	$102,849	$103,468	$147	$148	$65	$1
Other Consumer
Other consumer primarily consists of deposit overdraft balances. Net charge-offs decreased $88 million to $74 million during the three months ended March 31, 2024 compared to the same period in 2023, primarily driven by lower overdraft losses from fraud activity.
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 24 presents nonperforming consumer loans, leases and foreclosed properties activity for the three months ended March 31, 2024 and 2023. During the three months ended March 31,
2024, nonperforming consumer loans of $2.7 billion remained relatively unchanged.
At March 31, 2024, $487 million, or 18 percent, of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at March 31, 2024, $1.7 billion, or 61 percent, of nonperforming consumer loans were current and classified as nonperforming loans in accordance with applicable policies.
Foreclosed properties increased $9 million during the three months ended March 31, 2024 to $112 million.

27 Bank of America

Table 24	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

		Three Months Ended March 31
(Dollars in millions)		2024	2023
Nonperforming loans and leases, January 1		$2,712	$2,754
Additions		254	253
Reductions:
Paydowns and payoffs		(131)	(103)
Sales		(1)	(2)
Returns to performing status (1)		(113)	(170)
Charge-offs		(10)	(12)
Transfers to foreclosed properties		(14)	(6)
Total net reductions to nonperforming loans and leases		(15)	(40)
Total nonperforming loans and leases, March 31		2,697	2,714
Foreclosed properties, March 31		112	117
Nonperforming consumer loans, leases and foreclosed properties, March 31 (2)		$2,809	$2,831
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (3)		0.59%	0.60%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (3)		0.62	0.63
(1)Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.
(2)Includes repossessed non-real estate assets of $22 million and $0 at March 31, 2024 and 2023.
(3)Outstanding consumer loans and leases exclude loans accounted for under the fair value option.

Commercial Portfolio Credit Risk Management
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure continue to be aligned with our risk appetite. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 29, 31 and 34 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, see Table 31 and Commercial Portfolio Credit Risk Management – Industry Concentrations on page 32.
For more information on our accounting policies regarding delinquencies, nonperforming status, net charge-offs and loan modifications for the commercial portfolio, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.
Commercial Credit Portfolio
Outstanding commercial loans and leases increased $1.1 billion during the three months ended March 31, 2024 due to growth in U.S. commercial primarily in Global Banking and GWIM. During the three months ended March 31, 2024, commercial credit quality deteriorated as nonperforming commercial loans increased primarily driven by the commercial real estate office property type, and reservable criticized utilized exposure increased primarily driven by U.S. commercial increases across a broad range of industries. Commercial net charge-offs increased $316 million to $470 million during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to higher losses in the commercial real estate office portfolio.
With the exception of the office property type, which is further discussed in the Commercial Real Estate section herein, credit quality of commercial real estate borrowers has remained relatively stable since December 31, 2023; however, we are closely monitoring emerging trends and borrower performance in the higher interest rate environment. Recent demand for office space has been stagnant, and future demand for office space continues to be uncertain as companies evaluate space needs with employment models that utilize a mix of remote and conventional office use.
The commercial allowance for loan and lease losses decreased $85 million during the three months ended March 31, 2024 to $4.7 billion. For more information, see Allowance for Credit Losses on page 35.
Total commercial utilized credit exposure decreased $546 million during the three months ended March 31, 2024 to $695.8 billion primarily driven by lower derivative assets. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 55 percent at both March 31, 2024 and December 31, 2023.
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

Bank of America 28

Table 25	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	March 31 2024	December 31 2023	March 31 2024	December 31 2023	March 31 2024	December 31 2023
Loans and leases	$594,884	$593,767	$510,338	$507,641	$1,105,222	$1,101,408
Derivative assets (5)	36,236	39,323	—	—	36,236	39,323
Standby letters of credit and financial guarantees	31,396	31,348	1,861	1,953	33,257	33,301
Debt securities and other investments	18,247	20,422	4,299	3,083	22,546	23,505
Loans held-for-sale	7,821	4,338	4,673	4,904	12,494	9,242
Operating leases	5,281	5,312	—	—	5,281	5,312
Commercial letters of credit	1,042	943	248	232	1,290	1,175
Other	846	846	—	—	846	846
Total	$695,753	$696,299	$521,419	$517,813	$1,217,172	$1,214,112
(1)Commercial utilized exposure includes loans of $2.7 billion and $3.3 billion accounted for under the fair value option at March 31, 2024 and December 31, 2023.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $3.1 billion and $2.6 billion at March 31, 2024 and December 31, 2023.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $9.9 billion and $10.3 billion at March 31, 2024 and December 31, 2023.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $27.9 billion and $29.4 billion at March 31, 2024 and December 31, 2023. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $57.9 billion and $56.1 billion at March 31, 2024 and December 31, 2023, which consists primarily of other marketable securities.
Nonperforming commercial loans increased $413 million during the three months ended March 31, 2024 primarily in commercial real estate. Table 26 presents our commercial loans and leases portfolio and related credit quality information at March 31, 2024 and December 31, 2023.

Table 26	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2024	December 31 2023	March 31 2024	December 31 2023	March 31 2024	December 31 2023
Commercial and industrial:
U.S. commercial	$362,744	$358,931	$720	$636	$106	$51
Non-U.S. commercial	123,073	124,581	157	175	11	4
Total commercial and industrial	485,817	483,512	877	811	117	55
Commercial real estate	71,652	72,878	2,273	1,927	12	32
Commercial lease financing	14,781	14,854	16	19	13	7
	572,250	571,244	3,166	2,757	142	94
U.S. small business commercial (1)	19,931	19,197	20	16	199	184
Commercial loans excluding loans accounted for under the fair value option	$592,181	$590,441	$3,186	$2,773	$341	$278
Loans accounted for under the fair value option (2)	2,703	3,326
Total commercial loans and leases	$594,884	$593,767
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option includes U.S. commercial of $1.7 billion and $2.2 billion and non-U.S. commercial of $965 million and $1.2 billion at March 31, 2024 and December 31, 2023. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
Table 27 presents net charge-offs and related ratios for the three months ended March 31, 2024 and 2023.

Table 27	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs		Net Charge-off Ratios (1)
	Three Months Ended March 31
(Dollars in millions)	2024	2023	2024	2023
Commercial and industrial:
U.S. commercial	$66	$47	0.07%	0.05%
Non-U.S. commercial	(9)	20	(0.03)	0.07
Total commercial and industrial	57	67	0.05	0.06
Commercial real estate	304	22	1.70	0.12
Commercial lease financing	1	(1)	0.03	(0.01)
	362	88	0.26	0.06
U.S. small business commercial	108	66	2.22	1.48
Total commercial	$470	$154	0.32	0.11
(1)Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.

29 Bank of America

Table 28 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure increased $1.2 billion during the three months ended March 31, 2024 primarily driven by U.S. commercial. At both March 31, 2024 and December 31, 2023, 89 percent of commercial reservable criticized utilized exposure was secured.

Table 28		Commercial Reservable Criticized Utilized Exposure (1, 2)

(Dollars in millions)	March 31 2024		December 31 2023
Commercial and industrial:
U.S. commercial	$12,972	3.34%	$12,006	3.12%
Non-U.S. commercial	1,942	1.51	1,787	1.37
Total commercial and industrial	14,914	2.88	13,793	2.68
Commercial real estate	8,824	12.11	8,749	11.80
Commercial lease financing	178	1.20	166	1.12
	23,916	3.95	22,708	3.76
U.S. small business commercial	613	3.08	592	3.08
Total commercial reservable criticized utilized exposure	$24,529	3.93	$23,300	3.74
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $23.7 billion and $22.5 billion and commercial letters of credit of $847 million and $795 million at March 31, 2024 and December 31, 2023.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.
Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At March 31, 2024, 62 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 22 percent in Global Markets, 14 percent in GWIM (loans that provide financing for asset purchases, business investments and other liquidity needs for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $3.8 billion, or one percent, during the three months ended March 31, 2024 primarily driven by Global Banking and GWIM. Reservable criticized utilized exposure increased $1.0 billion, or eight percent, driven by a broad range of industries.
Non-U.S. Commercial
At March 31, 2024, 61 percent of the non-U.S. commercial loan portfolio was managed in Global Banking, 38 percent in Global Markets and the remainder primarily in GWIM. Non-U.S. commercial loans decreased $1.5 billion, or one percent, during the three months ended March 31, 2024 primarily driven by Global Banking. Reservable criticized utilized exposure increased $155 million, or nine percent. For information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 34.
Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans decreased $1.2 billion, or two percent, during the three months ended March 31, 2024 to
$71.7 billion with decreases across multiple property types. The commercial real estate portfolio is primarily managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 20 percent of commercial real estate at both March 31, 2024 and December 31, 2023.
Reservable criticized utilized exposure increased $75 million, or one percent, during the three months ended March 31, 2024. Office loans represented the largest property type concentration at 24 percent of the commercial real estate portfolio at March 31, 2024, and approximately two percent of total loans for the Corporation. This property type is roughly 75 percent Class A and had an origination loan-to-value of approximately 55 percent. Reservable criticized exposure for the office property type was $5.6 billion at March 31, 2024, and approximately $7.0 billion of office loans are scheduled to mature by the end of 2024.
During the three months ended March 31, 2024, net charge-offs increased by $282 million to $304 million compared to the same period in 2023 driven by office loans. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures for management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Table 29 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Bank of America 30

Table 29	Outstanding Commercial Real Estate Loans

(Dollars in millions)	March 31 2024	December 31 2023
By Geographic Region
Northeast	$15,743	$15,920
California	13,988	14,551
Southwest	9,073	9,318
Southeast	8,212	8,368
Florida	4,968	4,986
Illinois	3,341	3,361
Midwest	2,972	3,149
Midsouth	2,858	2,785
Northwest	2,172	2,095
Non-U.S.	6,155	6,052
Other	2,170	2,293
Total outstanding commercial real estate loans	$71,652	$72,878
By Property Type
Non-residential
Office	$17,442	$17,976
Industrial / Warehouse	14,635	14,746
Multi-family rental	11,414	10,606
Shopping centers / Retail	5,682	5,756
Hotel / Motels	5,434	5,665
Multi-use	2,491	2,681
Other	13,835	14,201
Total non-residential	70,933	71,631
Residential	719	1,247
Total outstanding commercial real estate loans	$71,652	$72,878
U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking. Credit card-related products were 54 percent of the U.S. small business commercial portfolio at both March 31, 2024 and December 31, 2023 and represented 98 percent of net charge-offs compared to 99 percent for March 31, 2023. Accruing past due 90 days or more increased $15 million in the three months ended March 31, 2024 driven by deteriorating asset quality in the small business card portfolio.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 30 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three months ended March 31, 2024 and 2023. Nonperforming loans do not include loans accounted for under the fair value option. During the three months ended March 31, 2024, nonperforming commercial loans and leases increased $413 million to $3.2 billion. At March 31, 2024, 97 percent of commercial nonperforming loans, leases and foreclosed properties were secured, and 46 percent were contractually current. Commercial nonperforming loans were carried at 84 percent of their unpaid principal balance, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

31 Bank of America

Table 30	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended March 31
(Dollars in millions)	2024	2023
Nonperforming loans and leases, January 1	$2,773	$1,054
Additions	1,006	419
Reductions:
Paydowns	(220)	(72)
Sales	(1)	—
Returns to performing status (3)	(4)	(52)
Charge-offs	(368)	(88)
Transfers to loans held-for-sale	—	(57)
Total net additions to nonperforming loans and leases	413	150
Total nonperforming loans and leases, March 31	3,186	1,204
Foreclosed properties, March 31	39	48
Nonperforming commercial loans, leases and foreclosed properties, March 31	$3,225	$1,252
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.54%	0.20%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.54	0.21
(1)Balances do not include nonperforming loans held-for-sale of $379 million and $250 million at March 31, 2024 and 2023.
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
Commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $3.1 billion during the three months ended March 31, 2024 to $1.2 trillion. The increase in commercial committed exposure was concentrated in Asset managers and funds, Software and services and Consumer services.
For information on industry limits, see Commercial Portfolio Credit Risk Management – Risk Mitigation in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
Asset managers and funds, our largest industry concentration with committed exposure of $172.3 billion, increased $3.0 billion, or two percent, during the three months ended March 31, 2024, which was primarily driven by investment-grade exposures.
Real estate, our second largest industry concentration with committed exposure of $99.3 billion decreased $931 million or one percent during the three months ended March 31, 2024. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 30.
Capital goods, our third largest industry concentration with committed exposure of $94.7 billion, decreased $2.3 billion, or two percent, during the three months ended March 31, 2024. The decrease in committed exposure occurred primarily as a result of decreases in Industrial conglomerates and Aerospace and defense, partially offset by an increase in Building products.
Various macroeconomic challenges, including geopolitical tensions, inflationary pressures and elevated interest rates, have led to uncertainty in the U.S. and global economies and have adversely impacted, and may continue to adversely impact, a number of industries. We continue to monitor all industries, particularly higher risk industries that are experiencing or could experience a more significant impact to their financial condition.

Bank of America 32

Table 31	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	March 31 2024	December 31 2023	March 31 2024	December 31 2023
Asset managers and funds	$104,602	$103,138	$172,321	$169,318
Real estate (3)	72,992	73,150	99,338	100,269
Capital goods	49,292	49,698	94,710	97,044
Finance companies	60,501	62,906	89,253	89,119
Healthcare equipment and services	35,013	35,037	61,827	61,766
Materials	25,257	25,223	54,935	55,296
Retailing	25,399	24,561	53,193	54,523
Consumer services	29,287	27,355	51,724	49,105
Food, beverage and tobacco	23,624	23,865	48,283	49,426
Government and public education	31,453	31,051	47,041	45,873
Individuals and trusts	32,800	32,481	44,587	43,938
Commercial services and supplies	23,073	22,642	41,480	41,473
Utilities	17,571	18,610	39,298	39,481
Energy	12,143	12,450	37,978	36,996
Transportation	23,868	24,200	35,924	36,267
Technology hardware and equipment	11,363	11,951	29,605	29,160
Global commercial banks	22,816	22,749	25,667	25,684
Software and services	9,904	9,830	25,257	22,381
Media	12,944	13,033	24,998	24,908
Vehicle dealers	17,365	16,283	23,370	22,570
Consumer durables and apparel	8,948	9,184	20,771	20,732
Pharmaceuticals and biotechnology	7,202	6,852	20,428	22,169
Insurance	8,499	9,371	19,423	19,322
Telecommunication services	9,396	9,224	17,186	17,269
Automobiles and components	7,508	7,049	15,724	16,459
Food and staples retailing	7,512	7,423	13,200	12,496
Financial markets infrastructure (clearinghouses)	2,687	4,229	5,008	6,503
Religious and social organizations	2,734	2,754	4,643	4,565
Total commercial credit exposure by industry	$695,753	$696,299	$1,217,172	$1,214,112
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $9.9 billion and $10.3 billion at March 31, 2024 and December 31, 2023.
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
At March 31, 2024 and December 31, 2023, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $12.8 billion and $10.9 billion. We recorded net losses of $25 million for the three months ended March 31, 2024 compared to net losses of $77 million for the three months ended March 31, 2023. The gains and losses on these instruments were largely offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 37. For more information, see Trading Risk Management on page 37.
Tables 32 and 33 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at March 31, 2024 and December 31, 2023.

Table 32	Net Credit Default Protection by Maturity

	March 31 2024	December 31 2023
Less than or equal to one year	32%	36%
Greater than one year and less than or equal to five years	68	64
Greater than five years	—	—
Total net credit default protection	100%	100%

33 Bank of America

Table 33	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
(Dollars in millions)	March 31 2024		December 31 2023
Ratings (2, 3)
AAA	$(399)	3.1%	$(479)	4.4%
AA	(1,672)	13.0	(1,080)	9.9
A	(6,038)	47.1	(5,237)	48.2
BBB	(3,660)	28.5	(2,912)	26.8
BB	(623)	4.9	(698)	6.4
B	(395)	3.1	(419)	3.9
CCC and below	(37)	0.3	(52)	0.5
NR (4)	1	—	2	(0.1)
Total net credit default protection	$(12,823)	100.0%	$(10,875)	100.0%
(1)Represents net credit default protection purchased.
(2)Ratings are refreshed on a quarterly basis.
(3)Ratings of BBB- or higher are considered to meet the definition of investment grade.
(4)NR is comprised of index positions held and any names that have not been rated.
For more information on credit derivatives and counterparty credit risk valuation adjustments, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.

Non-U.S. Portfolio
Our non-U.S. credit and trading portfolios are subject to country risk. We define country risk as the risk of loss from unfavorable economic and political conditions, currency fluctuations, social instability and changes in government policies. A risk management framework is in place to measure, monitor and manage non-U.S. risk and exposures. In addition to the direct risk of doing business in a country, we also are exposed to indirect country risks (e.g., related to the collateral received on secured financing transactions or related to client clearing activities). These indirect exposures are managed in the normal course of business through credit, market and operational risk governance rather than through country risk governance. For more information on our non-U.S. credit and trading portfolios, see Non-U.S. Portfolio in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K. For more information on risks related to our non-U.S. portfolio, see the Geopolitical section within Item 1A. Risk Factors of the Corporation’s 2023 Annual Report on Form 10-K.
Table 34 presents our 20 largest non-U.S. country exposures at March 31, 2024. These exposures accounted for 90 percent and 89 percent of our total non-U.S. exposure at March 31, 2024 and December 31, 2023. Net country exposure for these 20 countries decreased $3.0 billion in 2024 primarily driven by decreases in Canada, Japan, Germany and Australia, partially offset by an increase in the United Kingdom.

Table 34	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at March 31 2024	Hedges and Credit Default Protection	Net Country Exposure at March 31 2024	Increase (Decrease) from December 31 2023
United Kingdom	$39,799	$18,178	$4,301	$1,628	$63,906	$(1,988)	$61,918	$5,983
Germany	24,170	9,977	1,496	2,096	37,739	(3,680)	34,059	(1,596)
Canada	11,738	10,149	1,217	3,063	26,167	(497)	25,670	(2,345)
France	14,132	8,921	892	1,744	25,689	(1,406)	24,283	(575)
Australia	13,117	4,699	553	1,763	20,132	(337)	19,795	(1,527)
Brazil	9,546	1,344	811	4,364	16,065	(70)	15,995	712
Japan	9,109	1,905	1,098	3,415	15,527	(779)	14,748	(2,226)
India	6,826	205	671	5,914	13,616	(40)	13,576	1,651
Singapore	5,594	560	122	4,783	11,059	(53)	11,006	189
Ireland	8,013	1,553	71	361	9,998	(51)	9,947	(386)
Mexico	5,052	1,671	594	1,811	9,128	(50)	9,078	159
Switzerland	4,316	3,997	429	340	9,082	(241)	8,841	(388)
China	5,016	285	459	3,028	8,788	(235)	8,553	41
South Korea	4,890	1,039	535	1,773	8,237	(108)	8,129	(331)
Netherlands	2,530	3,660	698	700	7,588	(1,073)	6,515	(634)
Italy	4,047	2,027	232	327	6,633	(822)	5,811	(804)
Hong Kong	3,178	574	408	1,127	5,287	(56)	5,231	(621)
Spain	2,712	1,733	203	779	5,427	(331)	5,096	(500)
Belgium	1,595	1,329	446	192	3,562	(162)	3,400	(47)
Sweden	1,370	2,159	127	125	3,781	(483)	3,298	284
Total top 20 non-U.S. countries exposure	$176,750	$75,965	$15,363	$39,333	$307,411	$(12,462)	$294,949	$(2,961)
Our largest non-U.S. country exposure at March 31, 2024 was the United Kingdom with net exposure of $61.9 billion, which represents an increase of $6.0 billion from December 31, 2023. The increase was primarily driven by higher deposits with the central bank. Our second largest non-U.S. country exposure was Germany with net exposure of $34.1 billion at March 31, 2024, a decrease of $1.6 billion from December 31, 2023. The decrease was primarily driven by lower exposure with financial institutions.

Bank of America 34

Allowance for Credit Losses
The allowance for credit losses decreased $180 million from December 31, 2023 to $14.4 billion at March 31, 2024, which included a $111 million reserve decrease related to the commercial portfolio and a $69 million reserve decrease related to the consumer portfolio. The decrease in the allowance was primarily driven by the commercial portfolio due to an improved macroeconomic outlook.
Table 35 presents an allocation of the allowance for credit losses by product type at March 31, 2024 and December 31, 2023.

Table 35	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	March 31, 2024			December 31, 2023
Allowance for loan and lease losses
Residential mortgage	$292	2.21%	0.13%	$339	2.54%	0.15%
Home equity	63	0.48	0.25	47	0.35	0.19
Credit card	7,296	55.22	7.41	7,346	55.06	7.19
Direct/Indirect consumer	751	5.68	0.73	715	5.36	0.69
Other consumer	74	0.56	n/m	73	0.55	n/m
Total consumer	8,476	64.15	1.87	8,520	63.86	1.85
U.S. commercial (2)	2,596	19.65	0.68	2,600	19.49	0.69
Non-U.S. commercial	812	6.14	0.66	842	6.31	0.68
Commercial real estate	1,292	9.78	1.80	1,342	10.06	1.84
Commercial lease financing	37	0.28	0.25	38	0.28	0.26
Total commercial	4,737	35.85	0.80	4,822	36.14	0.82
Allowance for loan and lease losses	13,213	100.00%	1.26	13,342	100.00%	1.27
Reserve for unfunded lending commitments	1,158			1,209
Allowance for credit losses	$14,371			$14,551
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $1.1 billion and $1.0 billion at March 31, 2024 and December 31, 2023.
n/m = not meaningful
Net charge-offs for the three months ended March 31, 2024 were $1.5 billion compared to $807 million for the same period in 2023 primarily due to credit card loans and the commercial real estate office portfolio. The provision for credit losses increased $388 million to $1.3 billion for the three months ended March 31, 2024 compared to the same period in 2023. The provision for credit losses for the three months ended March 31, 2024 was primarily driven by credit card loans and the commercial real estate office portfolio. The provision for credit losses for the consumer portfolio, including unfunded lending commitments, increased $13 million to $959 million for the three months ended March 31, 2024 compared to the same period in 2023. The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $509 million to $360 million for the three months ended March 31, 2024 compared to the same period in 2023.
Table 36 presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for the three months ended March 31, 2024 and 2023. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

35 Bank of America

Table 36	Allowance for Credit Losses

		Three Months Ended March 31
(Dollars in millions)		2024	2023
Allowance for loan and lease losses, December 31		$13,342	$12,682
January 1, 2023 adoption of credit loss standard		—	(243)
Allowance for loan and lease losses, January 1		$13,342	$12,439
Loans and leases charged off
Residential mortgage		(8)	(8)
Home equity		(3)	(6)
Credit card		(1,045)	(650)
Direct/Indirect consumer		(102)	(40)
Other consumer		(78)	(171)
Total consumer charge-offs		(1,236)	(875)
U.S. commercial (1)		(196)	(134)
Non-U.S. commercial		(1)	(23)
Commercial real estate		(304)	(24)
Commercial lease financing		(1)	—
Total commercial charge-offs		(502)	(181)
Total loans and leases charged off		(1,738)	(1,056)
Recoveries of loans and leases previously charged off
Residential mortgage		5	7
Home equity		16	18
Credit card		146	149
Direct/Indirect consumer		37	39
Other consumer		4	9
Total consumer recoveries		208	222
U.S. commercial (2)		22	21
Non-U.S. commercial		10	3
Commercial real estate		—	2
Commercial lease financing		—	1
Total commercial recoveries		32	27
Total recoveries of loans and leases previously charged off		240	249
Net charge-offs		(1,498)	(807)
Provision for loan and lease losses		1,370	900
Other		(1)	(18)
Allowance for loan and lease losses, March 31		13,213	12,514
Reserve for unfunded lending commitments, January 1		1,209	1,540
Provision for unfunded lending commitments		(51)	(103)
Reserve for unfunded lending commitments, March 31		1,158	1,437
Allowance for credit losses, March 31		$14,371	$13,951

Loan and allowance ratios (3) :
Loans and leases outstanding at March 31		$1,046,218	$1,042,009
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at March 31		1.26%	1.20%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at March 31		1.87	1.63
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at March 31		0.80	0.87
Average loans and leases outstanding		$1,044,723	$1,036,337
Net charge-offs as a percentage of average loans and leases outstanding		0.58%	0.32%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at March 31		225	319
Ratio of the allowance for loan and lease losses at March 31 to annualized net charge-offs		2.19	3.83
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at March 31 (4)		$8,353	$7,122
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at March 31 (4)		83%	138%
(1)Includes U.S. small business commercial charge-offs of $118 million and $75 million for the three months ended March 31, 2024 and 2023.
(2)Includes U.S. small business commercial recoveries of $10 million and $9 million for the three months ended March 31, 2024 and 2023.
(3)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(4)Primarily includes amounts related to credit card and unsecured consumer lending portfolios in Consumer Banking.

Bank of America 36

Market Risk Management
For more information on our market risk management process, see Market Risk Management in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K. For more information on market risks, see the Market section within Item 1A. Risk Factors of the Corporation’s 2023 Annual Report on Form 10-K.
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
Table 37 presents the total market-based portfolio VaR, which is the combination of the total covered positions (and less liquid trading positions) portfolio and the fair value option portfolio. For more information on the market risk VaR for trading activities, see Trading Risk Management in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
The total market-based portfolio VaR results in Table 37 include market risk to which we are exposed from all business segments, excluding credit valuation adjustment (CVA), DVA and related hedges. The majority of this portfolio is within the Global Markets segment.
Table 37 presents period-end, average, high and low daily trading VaR for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023 using a 99 percent confidence level. The amounts disclosed in Table 37 and Table 38 align to the view of covered positions used in the Basel 3 capital calculations. Foreign exchange and commodity positions are always considered covered positions, regardless of trading or banking treatment for the trade, except for structural foreign currency positions that are excluded with prior regulatory approval.
The average of total covered positions and less liquid trading positions portfolio VaR for the three months ended March 31, 2024 compared to the prior quarter remained stable.

Table 37	Market Risk VaR for Trading Activities

	Three Months Ended
	March 31, 2024				December 31, 2023				March 31, 2023
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)
Foreign exchange	$34	$34	$42	$27	$29	$30	$43	$19	$39	$32	$42	$17
Interest rate	56	63	89	41	51	49	68	35	43	43	56	32
Credit	48	46	55	42	53	55	65	46	52	84	108	52
Equity	19	17	25	13	9	13	20	9	19	19	25	14
Commodities	10	10	12	8	9	9	11	7	11	11	14	8
Portfolio diversification	(97)	(103)	n/a	n/a	(90)	(89)	n/a	n/a	(103)	(122)	n/a	n/a
Total covered positions portfolio	70	67	86	55	61	67	83	52	61	67	92	54
Impact from less liquid exposures (2)	6	13	n/a	n/a	12	12	n/a	n/a	14	42	n/a	n/a
Total covered positions and less liquid trading positions portfolio	76	80	100	69	73	79	101	63	75	109	149	69
Fair value option loans	12	14	17	11	16	19	23	14	15	41	49	15
Fair value option hedges	8	9	12	6	11	14	18	9	14	16	17	14
Fair value option portfolio diversification	(11)	(11)	n/a	n/a	(12)	(18)	n/a	n/a	(19)	(32)	n/a	n/a
Total fair value option portfolio	9	12	16	9	15	15	21	10	10	25	30	10
Portfolio diversification	(5)	(7)	n/a	n/a	(9)	(8)	n/a	n/a	(7)	(10)	n/a	n/a
Total market-based portfolio	$80	$85	106	74	$79	$86	109	68	$78	$124	173	73
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

37 Bank of America

Additional VaR statistics produced within our single VaR model are provided in Table 38 at the same level of detail as in Table 37. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio, as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 38 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for the three months ended March 31, 2024, December 31, 2023 and March 31, 2023.

Table 38	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	Three Months Ended
	March 31, 2024		December 31, 2023		March 31, 2023
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$34	$21	$30	$20	$32	$20
Interest rate	63	32	49	29	43	22
Credit	46	26	55	31	84	31
Equity	17	7	13	6	19	8
Commodities	10	6	9	6	11	6
Portfolio diversification	(103)	(57)	(89)	(58)	(122)	(53)
Total covered positions portfolio	67	35	67	34	67	34
Impact from less liquid exposures	13	8	12	8	42	8
Total covered positions and less liquid trading positions portfolio	80	43	79	42	109	42
Fair value option loans	14	9	19	12	41	14
Fair value option hedges	9	5	14	8	16	10
Fair value option portfolio diversification	(11)	(7)	(18)	(11)	(32)	(14)
Total fair value option portfolio	12	7	15	9	25	10
Portfolio diversification	(7)	(4)	(8)	(5)	(10)	(7)
Total market-based portfolio	$85	$46	$86	$46	$124	$45
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. For more information on our backtesting process, see Trading Risk Management – Backtesting in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
During the three months ended March 31, 2024, there were no days where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period.
Total Trading-related Revenue
Total trading-related revenue, excluding brokerage fees, and CVA, DVA and funding valuation adjustment gains (losses), represents the total amount earned from trading positions, including market-based net interest income, which are taken in a diverse range of financial instruments and markets. For more information, see Trading Risk Management – Total Trading-related Revenue in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended March 31, 2024 compared to the three months ended December 31, 2023. During the three months ended March 31, 2024, positive trading-related revenue was recorded for 100 percent of the trading days, of which 97 percent were daily trading gains of over $25 million. This compares to the three months ended December 31, 2023 where positive trading-related revenue was recorded for 100 percent of the trading days, of which 85 percent were daily trading gains of over $25 million.

Bank of America 38

Trading Portfolio Stress Testing
Because the very nature of a VaR model suggests results can exceed our estimates and it is dependent on a limited historical window, we also stress test our portfolio using scenario analysis. This analysis estimates the change in the value of our trading portfolio that may result from abnormal market movements. For more information, see Trading Risk Management – Trading Portfolio Stress Testing in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
Interest Rate Risk Management for the Banking Book
The following discussion presents net interest income for banking book activities. For more information, see Interest Rate Risk Management for the Banking Book in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
Table 39 presents the spot and 12-month forward rates used in our baseline forecasts at March 31, 2024 and December 31, 2023.

Table 39	Forward Rates

	Federal Funds	SOFR	10-Year SOFR
	March 31, 2024
Spot rates	5.50%	5.34%	3.84%
12-month forward rates	4.50	4.43	3.68

	December 31, 2023
Spot rates	5.50%	5.38%	3.47%
12-month forward rates	3.89	3.93	3.32
Table 40 shows the pretax impact to forecasted net interest income over the next 12 months from March 31, 2024 and December 31, 2023 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically, we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment. The interest rate scenarios also assume U.S. dollar interest rates are floored at zero.
During the three months ended March 31, 2024, the overall decrease in asset sensitivity of our balance sheet to higher and lower rate scenarios was primarily due to higher expenses on interest-bearing deposits as a result of higher forward rates. We continue to be asset sensitive to a parallel upward move in interest rates with the majority of that impact coming from the short end of the yield curve. Additionally, higher interest rates negatively impact the fair value of our debt securities classified as available for sale and adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital would be reduced over time by offsetting positive impacts to net interest income generated from the banking book activities. For more information on Basel 3, see Capital Management – Regulatory Capital on page 16.

Table 40	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes

	Short Rate (bps)	Long Rate (bps)
(Dollars in millions)			March 31 2024	December 31 2023
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$3,037	$3,476
-100 bps instantaneous shift	-100	-100	(2,869)	(3,077)
Flatteners
Short-end instantaneous change	+100	—	2,844	3,242
Long-end instantaneous change	—	-100	(227)	(257)
Steepeners
Short-end instantaneous change	-100	—	(2,596)	(2,773)
Long-end instantaneous change	—	+100	226	272
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

39 Bank of America

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
Changes in interest rates impact the value of interest rate lock commitments (IRLCs) and the related residential first mortgage loans held-for-sale (LHFS), as well as the value of the MSRs. Because the interest rate risks of these hedged items offset, we combine them into one overall hedged item with one combined economic hedge portfolio consisting of derivative contracts and securities. For more information on IRLCs and the related residential mortgage LHFS, see Mortgage Banking Risk Management in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
There were no significant gains or losses related to the change in fair value of MSRs, IRLCs and LHFS, net of gains and losses on the hedge portfolio, for the three months ended March 31, 2024 and 2023. For more information on MSRs, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.
Climate Risk
Climate Risk Management
Climate risk is the risk that climate change or actions taken to mitigate climate change expose the Corporation to economic, legal/regulatory, operational or reputational harm. Climate-related risks are divided into two major categories, both of which span across the seven key risk types discussed in the Managing Risk section in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K: (1) Physical Risk: risks related to the physical impacts of climate change, driven by extreme weather events such as hurricanes and floods, as well as chronic longer-term shifts such as rising average global temperatures and sea levels, and (2) Transition Risk: risks related to the transition to a low-carbon economy, which may entail extensive policy, legal, technology and market changes.
Physical risks of climate change, such as more frequent and severe extreme weather events, can increase the Corporation’s risks, including credit risk by diminishing borrowers’ repayment capacity or collateral values, and operational risk by negatively impacting the Corporation’s facilities, employees, or vendors. Transition risks of climate change may amplify credit risks through the financial impacts of changes in policy, technology or the market on the Corporation or our counterparties. Unanticipated market changes can lead to sudden price adjustments and give rise to heightened market risk. Reputational risk can arise if we do not meet our climate-related goals and/or targets, or are perceived to be inadequately responsive to climate change or otherwise.
Our approach to managing climate risk is consistent with our risk management governance structure, from senior management to our Board and its committees, including the

Bank of America 40

Enterprise Risk Committee (ERC) and the Corporate Governance, ESG and Sustainability Committee (CGESC) of the Board, which regularly discuss climate-related topics. The ERC oversees climate risk as set forth in our Risk Framework and Risk Appetite Statement. The CGESC is responsible for overseeing the Corporation’s environmental and sustainability-related activities and practices, and regularly reviews the Corporation’s climate-related policies and practices. Our Climate Risk Council consists of leaders across risk, Front Line Unit and control functions, and meets routinely to discuss our approach to managing climate-related risks.
Our climate risk management efforts are overseen by an officer who reports to the Chief Risk Officer. The Corporation has a Climate and Environmental Risk Management function that is responsible for overseeing climate risk management. They are responsible for establishing the Climate Risk Framework (described below) and governance structure, and providing an independent assessment of enterprise-wide climate risks.
Based on the Corporation’s Risk Framework, in 2023 we created our internal Climate Risk Framework, which addresses how the Corporation identifies, measures, monitors and controls climate risk by enhancing existing risk management processes and also includes examples of how climate risk manifests across the seven risk types. The framework details the roles and responsibilities for climate risk management across our three lines of defense (i.e., Front Line Units, Global Risk Management and Corporate Audit).
For more information on our governance framework, see the Managing Risk section in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K. For more information on climate risk, see Item 1A. Risk Factors of the Corporation’s 2023 Annual Report on Form 10-K.
Climate-related Goals and Targets
In 2021, the Corporation announced a goal of achieving net zero greenhouse gas emissions before 2050 in our financing activities, operations and supply chain (Net Zero goal), and in 2022, we released our Approach to ZeroTM, a framework for how we plan to achieve our Net Zero goal. In line with this approach, we have set interim 2030 targets across our financing activities related to certain high-emitting sectors (2030 Financing Activity Emissions Targets), operations and supply chain, all of which are further supported and complemented by our $1.5 trillion sustainable finance goal (which is aligned with the 17 UN Sustainable Development Goals) of which $1 trillion is dedicated to supporting the transition toward a low-carbon economy, including capital mobilized across clean energy sectors and tailored financial solutions for emerging areas of the low-carbon economy. In particular, we have announced 2030 Financing Activity Emissions Targets for auto manufacturing, aviation, cement, energy, iron and steel, maritime shipping and power generation sectors.
Achieving our climate--related goals and targets, including our Net Zero goal and 2030 Financing Activity Emissions Targets, may require technological advances, clearly defined roadmaps for industry sectors, better emissions data reporting, new standards and public policies, including those that improve the cost of capital for the transition to a low-carbon economy, as well as strong and active engagement with customers, suppliers, investors, government officials and other stakeholders. Activities related to our climate-related goals and targets have not resulted in a significant effect on our results of operations or financial position in the relevant periods presented herein.
For more information on climate-related matters and the Corporation’s climate-related goals and targets, including the Corporation’s plans to achieve its Net Zero goal and its 2030 targets, and progress on its sustainable finance goal, see the Corporation’s website, including its 2023 Task Force on Climate-related Financial Disclosures (TCFD) Report (2023 TCFD Report) and Addendum to the 2023 TCFD Report (2023 TCFD Addendum). The contents of the Corporation’s website, including the 2023 TCFD Report and 2023 TCFD Addendum are not incorporated by reference into this Quarterly Report on Form 10-Q.
The foregoing discussion and the statements on the Corporation’s website, including in the 2023 TCFD Report and 2023 TCFD Addendum, regarding the Corporation’s climate-related goals and targets, its approach with respect to climate risk management, and the nature and extent of climate-related risks, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future results or performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.
Complex Accounting Estimates
Our significant accounting principles, are essential in understanding the MD&A. Many of our significant accounting principles require complex judgments to estimate the values of assets and liabilities. We have procedures and processes in place to facilitate making these judgments. For more information, see Complex Accounting Estimates in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.

41 Bank of America

Non-GAAP Reconciliations
Table 41 provides reconciliations of certain non-GAAP financial measures to the most directly comparable GAAP financial measures.

Table 41	Average and Period-end Supplemental Financial Data and Reconciliations to GAAP Financial Measures (1)

	2024 Quarter	2023 Quarters
(Dollars in millions)	First	Fourth	Third	Second	First
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$292,511	$288,618	$284,975	$282,425	$277,252
Goodwill	(69,021)	(69,021)	(69,021)	(69,022)	(69,022)
Intangible assets (excluding MSRs)	(1,990)	(2,010)	(2,029)	(2,049)	(2,068)
Related deferred tax liabilities	874	886	890	895	899
Tangible shareholders’ equity	$222,374	$218,473	$214,815	$212,249	$207,061
Preferred stock	(28,397)	(28,397)	(28,397)	(28,397)	(28,397)
Tangible common shareholders’ equity	$193,977	$190,076	$186,418	$183,852	$178,664
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity and period-end tangible common shareholders’ equity
Shareholders’ equity	$293,552	$291,646	$287,064	$283,319	$280,196
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,022)
Intangible assets (excluding MSRs)	(1,977)	(1,997)	(2,016)	(2,036)	(2,055)
Related deferred tax liabilities	869	874	886	890	895
Tangible shareholders’ equity	$223,423	$221,502	$216,913	$213,152	$210,014
Preferred stock	(28,397)	(28,397)	(28,397)	(28,397)	(28,397)
Tangible common shareholders’ equity	$195,026	$193,105	$188,516	$184,755	$181,617
Reconciliation of period-end assets to period-end tangible assets
Assets	$3,273,803	$3,180,151	$3,153,090	$3,123,198	$3,194,657
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,022)
Intangible assets (excluding MSRs)	(1,977)	(1,997)	(2,016)	(2,036)	(2,055)
Related deferred tax liabilities	869	874	886	890	895
Tangible assets	$3,203,674	$3,110,007	$3,082,939	$3,053,031	$3,124,475
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Bank of America 42

Part I. Financial Information
Item 1. Financial Statements
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended March 31
(In millions, except per share information)	2024	2023
Net interest income
Interest income	$36,285	$28,655
Interest expense	22,253	14,207
Net interest income	14,032	14,448

Noninterest income
Fees and commissions	8,660	7,894
Market making and similar activities	3,888	4,712
Other income (loss)	(762)	(796)
Total noninterest income	11,786	11,810
Total revenue, net of interest expense	25,818	26,258

Provision for credit losses	1,319	931

Noninterest expense
Compensation and benefits	10,195	9,918
Occupancy and equipment	1,811	1,799
Information processing and communications	1,800	1,697
Product delivery and transaction related	851	890
Professional fees	548	537
Marketing	455	458
Other general operating	1,577	939
Total noninterest expense	17,237	16,238
Income before income taxes	7,262	9,089
Income tax expense	588	928
Net income	$6,674	$8,161
Preferred stock dividends	532	505
Net income applicable to common shareholders	$6,142	$7,656

Per common share information
Earnings	$0.77	$0.95
Diluted earnings	0.76	0.94
Average common shares issued and outstanding	7,968.2	8,065.9
Average diluted common shares issued and outstanding	8,031.4	8,182.3

Consolidated Statement of Comprehensive Income

	Three Months Ended March 31
(Dollars in millions)	2024	2023
Net income	$6,674	$8,161
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	332	555
Net change in debit valuation adjustments	(188)	10
Net change in derivatives	(416)	2,042
Employee benefit plan adjustments	23	10
Net change in foreign currency translation adjustments	(20)	12
Other comprehensive income (loss)	(269)	2,629
Comprehensive income (loss)	$6,405	$10,790

See accompanying Notes to Consolidated Financial Statements.

43 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	March 31 2024	December 31 2023
(Dollars in millions)
Assets
Cash and due from banks	$23,550	$27,892
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	289,854	305,181
Cash and cash equivalents	313,404	333,073
Time deposits placed and other short-term investments	7,859	8,346
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $158,281 and $133,053 measured at fair value)	316,093	280,624
Trading account assets (includes $154,424 and $130,815 pledged as collateral)	318,364	277,354
Derivative assets	36,236	39,323
Debt securities:
Carried at fair value	323,119	276,852
Held-to-maturity, at cost (fair value $477,748 and $496,597)	586,863	594,555
Total debt securities	909,982	871,407
Loans and leases (includes $2,938 and $3,569 measured at fair value)	1,049,156	1,053,732
Allowance for loan and lease losses	(13,213)	(13,342)
Loans and leases, net of allowance	1,035,943	1,040,390
Premises and equipment, net	11,901	11,855
Goodwill	69,021	69,021
Loans held-for-sale (includes $2,070 and $2,059 measured at fair value)	8,571	6,002
Customer and other receivables	86,106	81,881
Other assets (includes $13,935 and $11,861 measured at fair value)	160,323	160,875
Total assets	$3,273,803	$3,180,151

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$524,982	$530,619
Interest-bearing (includes $341 and $284 measured at fair value)	1,304,508	1,273,904
Deposits in non-U.S. offices:
Noninterest-bearing	16,502	16,427
Interest-bearing	100,504	102,877
Total deposits	1,946,496	1,923,827
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $206,867 and $178,609 measured at fair value)	329,658	283,887
Trading account liabilities	114,326	95,530
Derivative liabilities	40,401	43,432
Short-term borrowings (includes $6,611 and $4,690 measured at fair value)	38,895	32,098
Accrued expenses and other liabilities (includes $14,605 and $11,473 measured at fair value and $1,158 and $1,209 of reserve for unfunded lending commitments)	214,129	207,527
Long-term debt (includes $43,975 and $42,809 measured at fair value)	296,346	302,204
Total liabilities	2,980,251	2,888,505
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities and Note 10 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 4,088,099 and 4,088,099 shares	28,397	28,397
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 7,866,868,200 and 7,895,457,665 shares	54,310	56,365
Retained earnings	228,902	224,672
Accumulated other comprehensive income (loss)	(18,057)	(17,788)
Total shareholders’ equity	293,552	291,646
Total liabilities and shareholders’ equity	$3,273,803	$3,180,151

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$5,838	$6,054
Loans and leases	19,250	18,276
Allowance for loan and lease losses	(920)	(826)
Loans and leases, net of allowance	18,330	17,450
All other assets	256	269
Total assets of consolidated variable interest entities	$24,424	$23,773
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $23 and $23 of non-recourse short-term borrowings)	$3,387	$2,957
Long-term debt (includes $8,157 and $8,456 of non-recourse debt)	8,157	8,456
All other liabilities (includes $18 and $19 of non-recourse liabilities)	18	19
Total liabilities of consolidated variable interest entities	$11,562	$11,432
See accompanying Notes to Consolidated Financial Statements.

Bank of America 44

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, December 31, 2022	$28,397	7,996.8	$58,953	$207,003	$(21,156)	$273,197
Cumulative adjustment for adoption of credit loss accounting standard				184		184
Net income				8,161		8,161
Net change in debt securities					555	555
Net change in debit valuation adjustments					10	10
Net change in derivatives					2,042	2,042
Employee benefit plan adjustments					10	10
Net change in foreign currency translation adjustments					12	12
Dividends declared:
Common				(1,774)		(1,774)
Preferred				(505)		(505)
Common stock issued under employee plans, net, and other		42.4	526	(7)		519
Common stock repurchased		(66.8)	(2,215)			(2,215)
Balance, March 31, 2023	$28,397	7,972.4	$57,264	$213,062	$(18,527)	$280,196
Balance, December 31, 2023	$28,397	7,895.5	$56,365	$224,672	$(17,788)	$291,646
Net income				6,674		6,674
Net change in debt securities					332	332
Net change in debit valuation adjustments					(188)	(188)
Net change in derivatives					(416)	(416)
Employee benefit plan adjustments					23	23
Net change in foreign currency translation adjustments					(20)	(20)
Dividends declared:
Common				(1,910)		(1,910)
Preferred				(532)		(532)
Common stock issued under employee plans, net, and other		44.0	445	(2)		443
Common stock repurchased		(72.6)	(2,500)			(2,500)
Balance, March 31, 2024	$28,397	7,866.9	$54,310	$228,902	$(18,057)	$293,552

See accompanying Notes to Consolidated Financial Statements.

45 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Three Months Ended March 31
(Dollars in millions)	2024	2023
Operating activities
Net income	$6,674	$8,161
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,319	931
(Gains) losses on sales of debt securities	(10)	210
Depreciation and amortization	538	503
Net (accretion) amortization of discount/premium on debt securities	(352)	34
Deferred income taxes	(512)	(169)
Stock-based compensation	865	794
Loans held-for-sale:
Originations and purchases	(5,843)	(2,285)
Proceeds from sales and paydowns of loans originally classified as held for sale and instruments from related securitization activities	3,244	2,378
Net change in:
Trading and derivative assets/liabilities	(23,795)	(725)
Other assets	(6,026)	(16,078)
Accrued expenses and other liabilities	6,907	(7,066)
Other operating activities, net	1,452	2,012
Net cash used in operating activities	(15,539)	(11,300)
Investing activities
Net change in:
Time deposits placed and other short-term investments	487	(4,512)
Federal funds sold and securities borrowed or purchased under agreements to resell	(32,969)	(30,504)
Debt securities carried at fair value:
Proceeds from sales	16,266	61,493
Proceeds from paydowns and maturities	93,060	19,085
Purchases	(157,726)	(19,104)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	7,407	8,042
Purchases	—	(38)
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	2,170	2,168
Purchases	(1,303)	(1,510)
Other changes in loans and leases, net	2,100	(2,319)
Other investing activities, net	(814)	(1,955)
Net cash provided by (used in) investing activities	(71,322)	30,846
Financing activities
Net change in:
Deposits	22,669	(19,939)
Federal funds purchased and securities loaned or sold under agreements to repurchase	45,771	118,745
Short-term borrowings	6,797	29,632
Long-term debt:
Proceeds from issuance	15,662	14,319
Retirement	(16,607)	(11,341)
Common stock repurchased	(2,500)	(2,215)
Cash dividends paid	(2,519)	(2,352)
Other financing activities, net	(615)	(728)
Net cash provided by financing activities	68,658	126,121
Effect of exchange rate changes on cash and cash equivalents	(1,466)	348
Net increase (decrease) in cash and cash equivalents	(19,669)	146,015
Cash and cash equivalents at January 1	333,073	230,203
Cash and cash equivalents at March 31	$313,404	$376,218

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
These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements, and related notes thereto, of the Corporation’s 2023 Annual Report on Form 10-K.
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

47 Bank of America

NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for the three months ended March 31, 2024 and 2023. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K. For a disaggregation of noninterest income by business segment and All Other, see Note 17 – Business Segment Information.

	Three Months Ended March 31
(Dollars in millions)	2024	2023
Net interest income
Interest income
Loans and leases	$15,240	$13,097
Debt securities	6,137	5,460
Federal funds sold and securities borrowed or purchased under agreements to resell	5,175	3,712
Trading account assets	2,455	2,028
Other interest income (1)	7,278	4,358
Total interest income	36,285	28,655

Interest expense
Deposits	9,138	4,314
Short-term borrowings	8,535	6,180
Trading account liabilities	546	504
Long-term debt	4,034	3,209
Total interest expense	22,253	14,207
Net interest income	$14,032	$14,448

Noninterest income
Fees and commissions
Card income
Interchange fees (2)	$931	$956
Other card income	532	513
Total card income	1,463	1,469
Service charges
Deposit-related fees	1,122	1,097
Lending-related fees	320	313
Total service charges	1,442	1,410
Investment and brokerage services
Asset management fees	3,270	2,918
Brokerage fees	917	934
Total investment and brokerage services	4,187	3,852
Investment banking fees
Underwriting income	901	569
Syndication fees	294	231
Financial advisory services	373	363
Total investment banking fees	1,568	1,163
Total fees and commissions	8,660	7,894
Market making and similar activities	3,888	4,712
Other income (loss)	(762)	(796)
Total noninterest income	$11,786	$11,810
(1)Includes interest income on interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks of $4.5 billion and $2.0 billion for the three months ended March 31, 2024 and 2023.
(2)Gross interchange fees and merchant income were $3.2 billion for both the three months ended March 31, 2024 and 2023 and are presented net of $2.3 billion and $2.2 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

Bank of America 48

NOTE 3 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles and Note 3 –
Derivatives to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at March 31, 2024 and December 31, 2023. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		March 31, 2024
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$18,724.5	$75.6	$8.1	$83.7	$61.9	$19.8	$81.7
Futures and forwards	3,410.1	1.5	—	1.5	1.5	—	1.5
Written options (2)	1,890.9	—	—	—	31.5	—	31.5
Purchased options (3)	1,813.2	32.4	—	32.4	—	—	—
Foreign exchange contracts
Swaps	1,863.3	37.3	0.3	37.6	35.2	0.2	35.4
Spot, futures and forwards	4,995.8	28.9	6.1	35.0	28.1	6.0	34.1
Written options (2)	513.5	—	—	—	6.0	—	6.0
Purchased options (3)	471.2	5.9	—	5.9	—	—	—
Equity contracts
Swaps	461.9	13.6	—	13.6	17.0	—	17.0
Futures and forwards	148.7	2.7	—	2.7	1.9	—	1.9
Written options (2)	927.7	—	—	—	65.5	—	65.5
Purchased options (3)	806.2	54.8	—	54.8	—	—	—
Commodity contracts
Swaps	61.6	3.1	—	3.1	4.6	—	4.6
Futures and forwards	191.4	4.9	—	4.9	4.1	0.5	4.6
Written options (2)	72.6	—	—	—	3.0	—	3.0
Purchased options (3)	79.1	2.7	—	2.7	—	—	—
Credit derivatives (4)
Purchased credit derivatives:
Credit default swaps	391.3	1.8	—	1.8	2.7	—	2.7
Total return swaps/options	85.1	0.8	—	0.8	0.9	—	0.9
Written credit derivatives:
Credit default swaps	366.4	2.2	—	2.2	1.5	—	1.5
Total return swaps/options	78.6	1.0	—	1.0	0.4	—	0.4
Gross derivative assets/liabilities		$269.2	$14.5	$283.7	$265.8	$26.5	$292.3
Less: Legally enforceable master netting agreements				(219.6)			(219.6)
Less: Cash collateral received/paid				(27.9)			(32.3)
Total derivative assets/liabilities				$36.2			$40.4
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
(4)The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $571 million and $337.8 billion at March 31, 2024.

49 Bank of America

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
Offsetting of Derivatives
The Corporation enters into International Swaps and Derivatives Association, Inc. (ISDA) master netting agreements or similar agreements with substantially all of the Corporation’s derivative counterparties. For more information, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at March 31, 2024 and December 31, 2023 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements, which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 9 – Securities Financing Agreements, Collateral and Restricted Cash.

Bank of America 50

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	March 31, 2024		December 31, 2023
Interest rate contracts
Over-the-counter	$115.1	$110.6	$119.2	$117.7
Exchange-traded	0.1	0.1	0.2	0.2
Over-the-counter cleared	2.0	1.8	4.4	3.3
Foreign exchange contracts
Over-the-counter	77.4	74.6	89.7	90.4
Over-the-counter cleared	0.2	0.2	0.2	0.2
Equity contracts
Over-the-counter	26.4	36.6	24.7	32.2
Exchange-traded	44.2	46.1	34.4	33.9
Commodity contracts
Over-the-counter	7.6	9.6	6.6	8.4
Exchange-traded	2.0	1.9	2.3	2.1
Over-the-counter cleared	0.5	0.5	0.4	0.5
Credit derivatives
Over-the-counter	5.6	5.4	5.7	5.6
Total gross derivative assets/liabilities, before netting
Over-the-counter	232.1	236.8	245.9	254.3
Exchange-traded	46.3	48.1	36.9	36.2
Over-the-counter cleared	2.7	2.5	5.0	4.0
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(199.9)	(204.3)	(212.1)	(218.9)
Exchange-traded	(45.3)	(45.3)	(35.4)	(35.4)
Over-the-counter cleared	(2.3)	(2.3)	(3.5)	(3.5)
Derivative assets/liabilities, after netting	33.6	35.5	36.8	36.7
Other gross derivative assets/liabilities (2)	2.6	4.9	2.5	6.7
Total derivative assets/liabilities	36.2	40.4	39.3	43.4
Less: Financial instruments collateral (3)	(15.8)	(14.1)	(15.5)	(13.0)
Total net derivative assets/liabilities	$20.4	$26.3	$23.8	$30.4
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
Fair Value Hedges
The table below summarizes information related to fair value hedges for the three months ended March 31, 2024 and 2023.

Gains and Losses on Derivatives Designated as Fair Value Hedges

	Three Months Ended March 31
	2024		2023
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$(3,104)	$3,090	$3,308	$(3,305)
Interest rate and foreign currency risk (2)	344	(329)	8	(8)
Interest rate risk on available-for-sale securities (3)	2,490	(2,502)	(3,027)	3,016
Price risk on commodity inventory (4)	(220)	220	(519)	519
Total	$(490)	$479	$(230)	$222
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)Represents cross-currency interest rate swaps related to available-for-sale debt securities and long-term debt. For the three months ended March 31, 2024 and 2023, the derivative amount includes gains (losses) of $9 million and $0 in interest income, $0 and $8 million in interest expense, $324 million and $1 million in market making and similar activities, and $11 million and $(1) million in accumulated other comprehensive income (OCI). Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
(3)Amounts are recorded in interest income in the Consolidated Statement of Income.
(4)Amounts are recorded in market making and similar activities in the Consolidated Statement of Income.
The following table summarizes the carrying value of hedged assets and liabilities that are designated and qualifying in fair value hedging relationships along with the cumulative amount of fair value hedging adjustments included in the carrying value that have been recorded in the current hedging relationships. These fair value hedging adjustments are open basis adjustments that are not subject to amortization as long as the hedging relationship remains designated.

51 Bank of America

Designated Fair Value Hedged Assets and Liabilities

	March 31, 2024		December 31, 2023
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt (2)	$197,036	$(8,615)	$203,986	$(5,767)
Available-for-sale debt securities (2, 3, 4)	181,553	(4,598)	134,077	(1,793)
Trading account assets (5)	5,303	397	7,475	414
(1)Increase (decrease) to carrying value.
(2)The cumulative fair value adjustments remaining on long-term debt and available-for-sale debt securities from discontinued hedging relationships resulted in a decrease of $10.5 billion in the related liability at both March 31, 2024 and December 31, 2023, and a decrease in the related asset of $5.3 billion and $5.6 billion at March 31, 2024 and December 31, 2023, which are being amortized over the remaining contractual life of the de-designated hedged items.
(3)These amounts include the amortized cost of the financial assets in closed portfolios used to designate hedging relationships in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship (i.e. portfolio layer hedging relationship). At March 31, 2024 and December 31, 2023, the amortized cost of the closed portfolios used in these hedging relationships was $37.9 billion and $39.1 billion, of which $22.2 billion and $22.5 billion were designated in a portfolio layer hedging relationship. At March 31, 2024 and December 31, 2023, the cumulative adjustment associated with these hedging relationships was a decrease of $339 million and an increase of $48 million.
(4)Carrying value represents amortized cost.
(5)Represents hedging activities related to certain commodities inventory.
Cash Flow and Net Investment Hedges
The table below summarizes certain information related to cash flow hedges and net investment hedges for the three months ended March 31, 2024 and 2023. Of the $8.4 billion after-tax net loss ($11.2 billion pretax) on derivatives in accumulated OCI at March 31, 2024, losses of $3.9 billion after-tax ($5.2 billion pretax) related to both open and terminated cash flow hedges are expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily decrease net interest income related to the respective hedged items. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately nine years. For terminated cash flow hedges, the time period over which the forecasted transactions will be recognized in interest income is approximately five years, with the aggregated amount beyond this time period being insignificant.

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Three Months Ended March 31
	2024		2023
(Dollars in millions, amounts pretax)	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$(1,090)	$(514)	$2,550	$(160)
Price risk on forecasted MBS purchases (1)	—	(2)	2	—
Price risk on certain compensation plans (2)	14	9	17	5
Total	$(1,076)	$(507)	$2,569	$(155)
Net investment hedges
Foreign exchange risk (3)	$797	$—	$(377)	$—
(1)Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. For the three months ended March 31, 2024 and 2023, amounts excluded from effectiveness testing and recognized in market making and similar activities were gains of $66 million and $33 million.

Bank of America 52

Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The table below presents gains (losses) on these derivatives for the three months ended March 31, 2024 and 2023. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

	Three Months Ended March 31
(Dollars in millions)	2024	2023
Interest rate risk on mortgage activities (1, 2)	$(30)	$26
Credit risk on loans (2)	(19)	(28)
Interest rate and foreign currency risk on asset and liability management activities (3)	91	(122)
Price risk on certain compensation plans (4)	242	195
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
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At March 31, 2024 and December 31, 2023, the Corporation had transferred $4.2 billion and $4.1 billion of non-U.S. government-guaranteed mortgage-backed securities to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $4.2 billion at the transfer dates. At both March 31, 2024 and December 31, 2023, the fair value of the transferred securities was $4.1 billion.
Sales and Trading Revenue
The Corporation enters into trading derivatives to facilitate client transactions and to manage risk exposures arising from trading account assets and liabilities. It is the Corporation’s policy to include these derivative instruments in its trading activities, which include derivatives and non-derivative cash instruments. The resulting risk from these derivatives is managed on a portfolio basis as part of the Corporation’s Global Markets business segment. For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.

The table below, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three months ended March 31, 2024 and 2023. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 17 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The table below is not presented on an FTE basis.

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	Three Months Ended March 31, 2024
Interest rate risk	$853	$230	$77	$1,160
Foreign exchange risk	437	34	23	494
Equity risk	1,864	(429)	427	1,862
Credit risk	551	604	131	1,286
Other risk (2)	125	29	(13)	141
Total sales and trading revenue	$3,830	$468	$645	$4,943

	Three Months Ended March 31, 2023
Interest rate risk	$1,244	$99	$86	$1,429
Foreign exchange risk	402	49	24	475
Equity risk	2,000	(838)	460	1,622
Credit risk	480	666	115	1,261
Other risk (2)	272	(78)	(4)	190
Total sales and trading revenue	$4,398	$(102)	$681	$4,977
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $494 million and $529 million for the three months ended March 31, 2024 and 2023.
(2)Includes commodity risk.
Credit Derivatives
The Corporation enters into credit derivatives primarily to facilitate client transactions and to manage credit risk exposures. Credit derivatives are classified as investment and non-investment grade based on the credit quality of the underlying referenced obligation. The Corporation considers ratings of BBB- or higher as investment grade. Non-investment grade includes non-rated credit derivative instruments. The Corporation discloses internal categorizations of investment grade and non-investment grade consistent with how risk is managed for these instruments. For more information on credit derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.

53 Bank of America

Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at March 31, 2024 and December 31, 2023 are summarized in the table below.

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	March 31, 2024
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$1	$7	$15	$21	$44
Non-investment grade	23	237	670	552	1,482
Total	24	244	685	573	1,526
Total return swaps/options:
Investment grade	18	—	—	—	18
Non-investment grade	237	63	70	7	377
Total	255	63	70	7	395
Total credit derivatives	$279	$307	$755	$580	$1,921
Credit-related notes:
Investment grade	$—	$—	$10	$558	$568
Non-investment grade	—	6	18	1,012	1,036
Total credit-related notes	$—	$6	$28	$1,570	$1,604
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$37,594	$68,197	$114,691	$49,572	$270,054
Non-investment grade	16,093	31,315	36,608	12,291	96,307
Total	53,687	99,512	151,299	61,863	366,361
Total return swaps/options:
Investment grade	49,019	1,770	1,378	894	53,061
Non-investment grade	20,858	1,544	2,205	889	25,496
Total	69,877	3,314	3,583	1,783	78,557
Total credit derivatives	$123,564	$102,826	$154,882	$63,646	$444,918

	December 31, 2023
	Carrying Value
Credit default swaps:
Investment grade	$—	$11	$26	$20	$57
Non-investment grade	38	277	601	595	1,511
Total	38	288	627	615	1,568
Total return swaps/options:
Investment grade	59	—	—	—	59
Non-investment grade	149	69	56	5	279
Total	208	69	56	5	338
Total credit derivatives	$246	$357	$683	$620	$1,906
Credit-related notes:
Investment grade	$—	$—	$—	$859	$859
Non-investment grade	—	5	16	1,103	1,124
Total credit-related notes	$—	$5	$16	$1,962	$1,983
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$33,750	$65,015	$83,313	$17,023	$199,101
Non-investment grade	18,061	32,155	33,934	5,827	89,977
Total	51,811	97,170	117,247	22,850	289,078
Total return swaps/options:
Investment grade	40,515	1,503	1,561	23	43,602
Non-investment grade	20,694	1,414	1,907	988	25,003
Total	61,209	2,917	3,468	1,011	68,605
Total credit derivatives	$113,020	$100,087	$120,715	$23,861	$357,683
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

Bank of America 54

Credit-related Contingent Features and Collateral
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At March 31, 2024 and December 31, 2023, the Corporation held cash and securities collateral of $105.1 billion and $104.1 billion and posted cash and securities collateral of $89.7 billion and $93.4 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
In connection with certain OTC derivative contracts and other trading agreements, the Corporation can be required to provide additional collateral or to terminate transactions with certain counterparties in the event of a downgrade of the senior debt ratings of the Corporation or certain subsidiaries. The amount of additional collateral required depends on the contract and is usually a fixed incremental amount and/or the market value of the exposure. For more information on credit-related contingent features and collateral, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
At March 31, 2024, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $3.1 billion, including $1.6 billion for Bank of America, National Association.
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At March 31, 2024 and December 31, 2023, the liability recorded for these derivative contracts was not significant.
The following table presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at March 31, 2024 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch. The table also presents derivative liabilities that would be subject to unilateral termination by counterparties upon downgrade of the Corporation's or certain subsidiaries’ long-term senior debt ratings.

Additional Collateral Required to be Posted and Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at March 31, 2024

(Dollars in millions)	One Incremental Notch	Second Incremental Notch
Additional collateral required to be posted upon downgrade
Bank of America Corporation	$132	$878
Bank of America, N.A. and subsidiaries (1)	40	708

Derivative liabilities subject to unilateral termination upon downgrade
Derivative liabilities	$5	$158
Collateral posted	4	63
(1)Included in Bank of America Corporation collateral requirements in this table.
Valuation Adjustments on Derivatives
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for the three months ended March 31, 2024 and 2023. For more information on the valuation adjustments on derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.

Valuation Adjustments Gains (Losses) on Derivatives (1)

	Three Months Ended March 31
(Dollars in millions)	2024	2023
Derivative assets (CVA)	$62	$12
Derivative assets/liabilities (FVA)	14	(43)
Derivative liabilities (DVA)	(69)	2
(1)At March 31, 2024 and December 31, 2023, cumulative CVA reduced the derivative assets balance by $297 million and $359 million, cumulative FVA reduced the net derivative balance by $73 million and $87 million, and cumulative DVA reduced the derivative liabilities balance by $230 million and $299 million.

55 Bank of America

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt securities, other debt securities carried at fair value and held-to-maturity (HTM) debt securities at March 31, 2024 and December 31, 2023.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	March 31, 2024				December 31, 2023
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$37,971	$28	$(1,487)	$36,512	$39,195	$37	$(1,420)	$37,812
Agency-collateralized mortgage obligations	2,661	8	(219)	2,450	2,739	6	(201)	2,544
Commercial	10,978	66	(469)	10,575	10,909	40	(514)	10,435
Non-agency residential (1)	310	46	(58)	298	449	3	(70)	382
Total mortgage-backed securities	51,920	148	(2,233)	49,835	53,292	86	(2,205)	51,173
U.S. Treasury and government agencies	229,830	81	(1,072)	228,839	179,108	19	(1,461)	177,666
Non-U.S. securities	21,249	23	(21)	21,251	22,868	27	(20)	22,875
Other taxable securities	3,285	2	(49)	3,238	4,910	1	(76)	4,835
Tax-exempt securities	10,134	11	(235)	9,910	10,304	17	(221)	10,100
Total available-for-sale debt securities	316,418	265	(3,610)	313,073	270,482	150	(3,983)	266,649
Other debt securities carried at fair value (2)	10,035	90	(79)	10,046	10,202	56	(55)	10,203
Total debt securities carried at fair value	326,453	355	(3,689)	323,119	280,684	206	(4,038)	276,852
Held-to-maturity debt securities
Agency mortgage-backed securities	457,841	—	(88,505)	369,336	465,456	—	(78,930)	386,526
U.S. Treasury and government agencies	121,658	—	(19,526)	102,132	121,645	—	(17,963)	103,682
Other taxable securities	7,400	—	(1,120)	6,280	7,490	—	(1,101)	6,389
Total held-to-maturity debt securities	586,899	—	(109,151)	477,748	594,591	—	(97,994)	496,597
Total debt securities (3,4)	$913,352	$355	$(112,840)	$800,867	$875,275	$206	$(102,032)	$773,449
(1)At March 31, 2024 and December 31, 2023, the underlying collateral type included approximately 24 percent and 17 percent prime and 76 percent and 83 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 14 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $188.3 billion and $204.9 billion at March 31, 2024 and December 31, 2023.
(4)The Corporation held debt securities from Fannie Mae (FNMA) and Freddie Mac (FHLMC) that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $268.0 billion and $169.0 billion, and a fair value of $216.4 billion and $136.6 billion at March 31, 2024, and an amortized cost of $272.5 billion and $171.5 billion, and a fair value of $226.4 billion and $142.3 billion at December 31, 2023.
At March 31, 2024, the accumulated net unrealized loss on AFS debt securities, excluding the amount related to debt securities previously transferred to held to maturity, included in accumulated OCI was $2.5 billion, net of the related income tax benefit of $836 million. At March 31, 2024 and December 31, 2023, nonperforming AFS debt securities held by the Corporation were not significant.
At March 31, 2024 and December 31, 2023, $866.7 billion and $824.9 billion of AFS and HTM debt securities, which were predominantly U.S. agency and U.S. Treasury securities, have a zero credit loss assumption. For the same periods, the expected credit losses on the remaining $36.6 billion and $40.2 billion of AFS and HTM debt securities were insignificant. For more information on the zero credit loss assumption, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
At March 31, 2024 and December 31, 2023, the Corporation held equity securities at an aggregate fair value of $250 million and $251 million and other equity securities, as valued under the measurement alternative, at a carrying value of $390 million and $377 million, both of which are included in other assets. At March 31, 2024 and December 31, 2023, the Corporation also held money market investments at a fair value of $1.5 billion and $1.2 billion, which are included in time deposits placed and other short-term investments.
The gross realized gains and losses on sales of AFS debt securities for the three months ended March 31, 2024 and 2023 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

	Three Months Ended March 31
(Dollars in millions)	2024	2023
Gross gains	$11	$96
Gross losses	(1)	(306)
Net gains (losses) on sales of AFS debt securities	$10	$(210)
Income tax expense (benefit) attributable to realized net gains (losses) on sales of AFS debt securities	$2	$(53)

Bank of America 56

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at March 31, 2024 and December 31, 2023.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	March 31, 2024
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$9,729	$(31)	$20,061	$(1,456)	$29,790	$(1,487)
Agency-collateralized mortgage obligations	—	—	1,630	(219)	1,630	(219)
Commercial	770	(13)	4,700	(456)	5,470	(469)
Non-agency residential	—	—	158	(58)	158	(58)
Total mortgage-backed securities	10,499	(44)	26,549	(2,189)	37,048	(2,233)
U.S. Treasury and government agencies	5,793	(3)	68,837	(1,069)	74,630	(1,072)
Non-U.S. securities	9,661	(11)	1,996	(10)	11,657	(21)
Other taxable securities	608	(3)	2,450	(46)	3,058	(49)
Tax-exempt securities	154	(1)	3,244	(234)	3,398	(235)
Total AFS debt securities in a continuous unrealized loss position	$26,715	$(62)	$103,076	$(3,548)	$129,791	$(3,610)

	December 31, 2023
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$8,624	$(21)	$20,776	$(1,399)	$29,400	$(1,420)
Agency-collateralized mortgage obligations	—	—	1,701	(201)	1,701	(201)
Commercial	2,363	(27)	4,588	(487)	6,951	(514)
Non-agency residential	—	—	370	(70)	370	(70)
Total mortgage-backed securities	10,987	(48)	27,435	(2,157)	38,422	(2,205)
U.S. Treasury and government agencies	14,907	(12)	69,669	(1,449)	84,576	(1,461)
Non-U.S. securities	7,702	(8)	1,524	(12)	9,226	(20)
Other taxable securities	3,269	(19)	1,437	(57)	4,706	(76)
Tax-exempt securities	466	(5)	2,106	(216)	2,572	(221)
Total AFS debt securities in a continuous unrealized loss position	$37,331	$(92)	$102,171	$(3,891)	$139,502	$(3,983)

57 Bank of America

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at March 31, 2024 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the mortgage-backed securities (MBS) or other asset-backed securities (ABS) are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$4	4.00%	$8	3.13%	$37,959	4.70%	$37,971	4.70%
Agency-collateralized mortgage obligations	—	—	—	—	—	—	2,661	3.38	2,661	3.38
Commercial	32	3.03	1,940	5.88	7,449	3.92	1,570	2.74	10,991	4.09
Non-agency residential	—	—	—	—	—	—	576	10.15	576	10.15
Total mortgage-backed securities	32	3.03	1,944	5.88	7,457	3.92	42,766	4.62	52,199	4.57
U.S. Treasury and government agencies	82,297	5.29	135,534	3.72	13,857	2.75	37	3.92	231,725	4.21
Non-U.S. securities	18,124	3.91	6,087	1.49	3,751	5.34	1,148	5.09	29,110	3.63
Other taxable securities	733	6.55	2,233	6.11	244	4.36	75	2.82	3,285	6.01
Tax-exempt securities	1,066	4.18	3,881	3.65	996	3.29	4,191	4.02	10,134	3.82
Total amortized cost of debt securities carried at fair value	$102,252	5.04	$149,679	3.69	$26,305	3.49	$48,217	4.57	$326,453	4.23
Amortized cost of HTM debt securities
Agency mortgage-backed securities	$—	—%	$—	—%	$11	2.73%	$457,830	2.16%	$457,841	2.16%
U.S. Treasury and government agencies	—	—	13,043	1.93	108,615	1.32	—	—	121,658	1.39
Other taxable securities	76	1.73	1,219	2.58	279	3.46	5,826	2.49	7,400	2.54
Total amortized cost of HTM debt securities	$76	1.73	$14,262	1.98	$108,905	1.33	$463,656	2.16	$586,899	2.00

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$4		$7		$36,501		$36,512
Agency-collateralized mortgage obligations	—		—		—		2,450		2,450
Commercial	32		1,899		7,291		1,364		10,586
Non-agency residential	—		2		—		559		561
Total mortgage-backed securities	32		1,905		7,298		40,874		50,109
U.S. Treasury and government agencies	82,294		134,902		13,502		36		230,734
Non-U.S. securities	18,136		6,089		3,750		1,149		29,124
Other taxable securities	730		2,222		222		68		3,242
Tax-exempt securities	1,065		3,847		971		4,027		9,910
Total debt securities carried at fair value	$102,257		$148,965		$25,743		$46,154		$323,119
Fair value of HTM debt securities
Agency mortgage-backed securities	$—		$—		$10		$369,326		$369,336
U.S. Treasury and government agencies	—		11,695		90,437		—		102,132
Other taxable securities	75		1,156		225		4,824		6,280
Total fair value of HTM debt securities	$75		$12,851		$90,672		$374,150		$477,748
(1)The weighted-average yield is computed based on a constant effective yield over the contractual life of each security. The yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related hedging derivatives.

Bank of America 58

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at March 31, 2024 and December 31, 2023.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	March 31, 2024
Consumer real estate
Residential mortgage	$1,049	$261	$761	$2,071	$225,364		$227,435
Home equity	85	35	145	265	24,920		25,185
Credit card and other consumer
Credit card	661	486	1,299	2,446	96,007		98,453
Direct/Indirect consumer (2)	297	91	82	470	102,379		102,849
Other consumer	—	—	—	—	115		115
Total consumer	2,092	873	2,287	5,252	448,785		454,037
Consumer loans accounted for under the fair value option (3)						$235	235
Total consumer loans and leases	2,092	873	2,287	5,252	448,785	235	454,272
Commercial
U.S. commercial	553	80	248	881	361,863		362,744
Non-U.S. commercial	29	1	55	85	122,988		123,073
Commercial real estate (4)	403	319	684	1,406	70,246		71,652
Commercial lease financing	50	39	27	116	14,665		14,781
U.S. small business commercial	165	83	201	449	19,482		19,931
Total commercial	1,200	522	1,215	2,937	589,244		592,181
Commercial loans accounted for under the fair value option (3)						2,703	2,703
Total commercial loans and leases	1,200	522	1,215	2,937	589,244	2,703	594,884
Total loans and leases (5)	$3,292	$1,395	$3,502	$8,189	$1,038,029	$2,938	$1,049,156
Percentage of outstandings	0.32%	0.13%	0.33%	0.78%	98.94%	0.28%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $175 million and nonperforming loans of $167 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $72 million and nonperforming loans of $103 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $230 million and nonperforming loans of $676 million. Consumer real estate loans current or less than 30 days past due includes $1.6 billion, and direct/indirect consumer includes $46 million of nonperforming loans.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $54.1 billion, U.S. securities-based lending loans of $45.3 billion and non-U.S. consumer loans of $2.7 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $62 million and home equity loans of $173 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $1.7 billion and non-U.S. commercial loans of $965 million. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $65.5 billion and non-U.S. commercial real estate loans of $6.2 billion.
(5)Total outstandings includes loans and leases pledged as collateral of $32.8 billion. The Corporation also pledged $226.5 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.

59 Bank of America

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	December 31, 2023
Consumer real estate
Residential mortgage	$1,177	$302	$829	$2,308	$226,095		$228,403
Home equity	90	38	161	289	25,238		25,527
Credit card and other consumer
Credit card	680	515	1,224	2,419	99,781		102,200
Direct/Indirect consumer (2)	306	99	91	496	102,972		103,468
Other consumer	—	—	—	—	124		124
Total consumer	2,253	954	2,305	5,512	454,210		459,722
Consumer loans accounted for under the fair value option (3)						$243	243
Total consumer loans and leases	2,253	954	2,305	5,512	454,210	243	459,965
Commercial
U.S. commercial	477	96	225	798	358,133		358,931
Non-U.S. commercial	86	21	64	171	124,410		124,581
Commercial real estate (4)	247	133	505	885	71,993		72,878
Commercial lease financing	44	8	24	76	14,778		14,854
U.S. small business commercial	166	89	184	439	18,758		19,197
Total commercial	1,020	347	1,002	2,369	588,072		590,441
Commercial loans accounted for under the fair value option (3)						3,326	3,326
Total commercial loans and leases	1,020	347	1,002	2,369	588,072	3,326	593,767
Total loans and leases (5)	$3,273	$1,301	$3,307	$7,881	$1,042,282	$3,569	$1,053,732
Percentage of outstandings	0.31%	0.12%	0.31%	0.75%	98.91%	0.34%	100.00%
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
(5)Total outstandings includes loans and leases pledged as collateral of $33.7 billion. The Corporation also pledged $246.0 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $8.5 billion and $8.7 billion at March 31, 2024 and December 31, 2023, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured, and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
Commercial nonperforming loans increased to $3.2 billion at March 31, 2024 from $2.8 billion at December 31, 2023 driven primarily by the commercial real estate office property type. Consumer nonperforming loans remained relatively unchanged at $2.7 billion at March 31, 2024.
The following table presents the Corporation’s nonperforming loans and leases and loans accruing past due 90 days or more at March 31, 2024 and December 31, 2023. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.

Bank of America 60

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	March 31 2024	December 31 2023	March 31 2024	December 31 2023
Residential mortgage (1)	$2,112	$2,114	$230	$252
With no related allowance (2)	2,052	1,974	—	—
Home equity (1)	438	450	—	—
With no related allowance (2)	404	375	—	—
Credit Card	n/a	n/a	1,299	1,224
Direct/indirect consumer	147	148	2	2
Total consumer	2,697	2,712	1,531	1,478
U.S. commercial	720	636	106	51
Non-U.S. commercial	157	175	11	4
Commercial real estate	2,273	1,927	12	32
Commercial lease financing	16	19	13	7
U.S. small business commercial	20	16	199	184
Total commercial	3,186	2,773	341	278
Total nonperforming loans	$5,883	$5,485	$1,872	$1,756
Percentage of outstanding loans and leases	0.56%	0.52%	0.18%	0.17%
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At March 31, 2024 and December 31, 2023 residential mortgage included $140 million and $156 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $90 million and $96 million of loans on which interest was still accruing.
(2)Primarily relates to loans for which the estimated fair value of the underlying collateral less any costs to sell is greater than the amortized cost of the loans as of the reporting date.
n/a = not applicable
Credit Quality Indicators
The Corporation monitors credit quality within its Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments based on primary credit quality indicators. For more information on the portfolio segments, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K. Within the Consumer Real Estate portfolio segment, the primary credit quality indicators are refreshed loan-to-value (LTV) and refreshed Fair Isaac Corporation (FICO) score. Refreshed LTV measures the carrying value of the loan as a percentage of the value of the property securing the loan, refreshed quarterly. Home equity loans are evaluated using combined loan-to-value (CLTV), which measures the carrying value of the Corporation’s loan and available line of credit combined with any outstanding senior liens against the property as a percentage of the value of the property securing the loan, refreshed quarterly. FICO score measures the creditworthiness of the borrower based on the financial obligations of the borrower and the borrower’s credit history. FICO scores are typically refreshed quarterly or more frequently. Certain borrowers (e.g., borrowers that have had debts discharged in a bankruptcy proceeding) may not have their FICO scores updated. FICO scores are also a primary credit quality indicator for the Credit Card and Other Consumer portfolio segment and the business card portfolio within U.S. small business commercial. Within the Commercial portfolio segment, loans are evaluated using the internal classifications of pass rated or reservable criticized as the primary credit quality indicators. The term reservable criticized refers to those commercial loans that are internally classified or listed by the Corporation as Special Mention, Substandard or Doubtful, which are asset quality categories defined by regulatory authorities. These assets have an elevated level of risk and may have a high probability of default or total loss. Pass rated refers to all loans not considered reservable criticized. In addition to these primary credit quality indicators, the Corporation uses other credit quality indicators for certain types of loans.
The following tables present certain credit quality indicators and gross charge-offs for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by year of origination, except for revolving loans and revolving loans that were modified into term loans, which are shown on an aggregate basis at March 31, 2024.

61 Bank of America

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of March 31, 2024	2024	2023	2022	2021	2020	Prior
Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$213,881	$3,226	$14,662	$37,802	$75,271	$34,487	$48,433
Greater than 90 percent but less than or equal to 100 percent	2,089	145	657	913	271	51	52
Greater than 100 percent	821	88	261	310	88	28	46
Fully-insured loans	10,644	62	411	331	3,354	2,771	3,715
Total Residential Mortgage	$227,435	$3,521	$15,991	$39,356	$78,984	$37,337	$52,246

Residential Mortgage
Refreshed FICO score
Less than 620	$2,437	$32	$132	$480	$611	$422	$760
Greater than or equal to 620 and less than 680	4,619	46	375	911	1,227	725	1,335
Greater than or equal to 680 and less than 740	22,432	314	1,857	4,272	6,605	3,645	5,739
Greater than or equal to 740	187,303	3,067	13,216	33,362	67,187	29,774	40,697
Fully-insured loans	10,644	62	411	331	3,354	2,771	3,715
Total Residential Mortgage	$227,435	$3,521	$15,991	$39,356	$78,984	$37,337	$52,246
Gross charge-offs for the three months ended March 31, 2024	$8	$—	$1	$1	$1	$—	$5

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	March 31, 2024
Home Equity
Refreshed LTV
Less than or equal to 90 percent	$25,045	$1,021	$20,252	$3,772
Greater than 90 percent but less than or equal to 100 percent	62	14	40	8
Greater than 100 percent	78	32	32	14
Total Home Equity	$25,185	$1,067	$20,324	$3,794

Home Equity
Refreshed FICO score
Less than 620	$681	$121	$279	$281
Greater than or equal to 620 and less than 680	1,085	115	593	377
Greater than or equal to 680 and less than 740	4,258	228	3,142	888
Greater than or equal to 740	19,161	603	16,310	2,248
Total Home Equity	$25,185	$1,067	$20,324	$3,794
Gross charge-offs for the three months ended March 31, 2024	$3	$—	$1	$2
(1)Includes reverse mortgages of $740 million and home equity loans of $327 million, which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/ Indirect as of March 31, 2024	Revolving Loans	2024	2023	2022	2021	2020	Prior	Total Credit Card as of March 31, 2024	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$1,339	$11	$35	$371	$452	$318	$76	$76	$5,549	$5,199	$350
Greater than or equal to 620 and less than 680	2,441	11	168	894	715	436	106	111	11,304	11,006	298
Greater than or equal to 680 and less than 740	8,284	44	790	3,057	2,281	1,378	386	348	33,522	33,264	258
Greater than or equal to 740	42,130	68	5,144	15,089	10,772	6,601	2,306	2,150	48,078	48,022	56
Other internal credit metrics (2,3)	48,655	48,035	51	62	174	70	44	219	—	—	—
Total credit card and other consumer	$102,849	$48,169	$6,188	$19,473	$14,394	$8,803	$2,918	$2,904	$98,453	$97,491	$962
Gross charge-offs for the three months ended March 31, 2024	$102	$1	$1	$35	$33	$18	$4	$10	$1,045	$1,002	$43
(1)Represents loans that were modified into term loans.
(2)Other internal credit metrics may include delinquency status, geography or other factors.
(3)Direct/indirect consumer includes $48.0 billion of securities-based lending, which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at March 31, 2024.

Bank of America 62

Commercial – Credit Quality Indicators By Vintage (1)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$350,445	$10,141	$39,257	$40,246	$25,040	$12,993	$41,671	$181,097
Reservable criticized	12,299	8	528	1,315	826	403	1,602	7,617
Total U.S. Commercial	$362,744	$10,149	$39,785	$41,561	$25,866	$13,396	$43,273	$188,714
Gross charge-offs for the three months ended March 31, 2024	$78	$—	$6	$19	$2	$1	$5	$45

Non-U.S. Commercial
Risk ratings
Pass rated	$121,292	$4,081	$15,918	$14,034	$13,960	$2,228	$8,105	$62,966
Reservable criticized	1,781	—	84	149	205	74	235	1,034
Total Non-U.S. Commercial	$123,073	$4,081	$16,002	$14,183	$14,165	$2,302	$8,340	$64,000
Gross charge-offs for the three months ended March 31, 2024	$1	$—	$—	$—	$—	$—	$—	$1

Commercial Real Estate
Risk ratings
Pass rated	$62,850	$1,376	$4,836	$14,821	$11,404	$3,614	$16,355	$10,444
Reservable criticized	8,802	—	164	1,006	1,774	764	4,697	397
Total Commercial Real Estate	$71,652	$1,376	$5,000	$15,827	$13,178	$4,378	$21,052	$10,841
Gross charge-offs for the three months ended March 31, 2024	$304	$—	$—	$—	$—	$47	$237	$20

Commercial Lease Financing
Risk ratings
Pass rated	$14,603	$859	$4,145	$2,796	$2,225	$1,318	$3,260	$—
Reservable criticized	178	—	10	40	26	18	84	—
Total Commercial Lease Financing	$14,781	$859	$4,155	$2,836	$2,251	$1,336	$3,344	$—
Gross charge-offs for the three months ended March 31, 2024	$1	$—	$—	$—	$1	$—	$—	$—

U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$9,227	$471	$1,878	$1,803	$1,482	$778	$2,378	$437
Reservable criticized	384	3	11	72	108	34	153	3
Total U.S. Small Business Commercial	$9,611	$474	$1,889	$1,875	$1,590	$812	$2,531	$440
Gross charge-offs for the three months ended March 31, 2024	$7	$—	$—	$—	$—	$3	$2	$2

Total	$581,861	$16,939	$66,831	$76,282	$57,050	$22,224	$78,540	$263,995
Gross charge-offs for the three months ended March 31, 2024	$391	$—	$6	$19	$3	$51	$244	$68
(1)Excludes $2.7 billion of loans accounted for under the fair value option at March 31, 2024.
(2)Excludes U.S. Small Business Card loans of $10.3 billion. Refreshed FICO scores for this portfolio are $597 million for less than 620; $1.1 billion for greater than or equal to 620 and less than 680; $2.9 billion for greater than or equal to 680 and less than 740; and $5.8 billion greater than or equal to 740. Excludes U.S. Small Business Card loans gross charge-offs of $111 million.

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

Bank of America 64

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/Indirect as of December 31, 2023	Revolving Loans	2023	2022	2021	2020	2019	Prior	Total Credit Card as of December 31, 2023	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$1,246	$11	$292	$428	$336	$85	$55	$39	$5,338	$5,030	$308
Greater than or equal to 620 and less than 680	2,506	11	937	799	501	121	73	64	11,623	11,345	278
Greater than or equal to 680 and less than 740	8,629	48	3,451	2,582	1,641	462	244	201	34,777	34,538	239
Greater than or equal to 740	41,656	74	16,761	11,802	7,643	2,707	1,417	1,252	50,462	50,410	52
Other internal credit metrics (2, 3)	49,431	48,764	106	183	110	53	57	158	—	—	—
Total credit card and other consumer	$103,468	$48,908	$21,547	$15,794	$10,231	$3,428	$1,846	$1,714	$102,200	$101,323	$877
Gross charge-offs for the year ended December 31, 2023	$233	$5	$32	$95	$53	$15	$10	$23	$3,133	$3,013	$120
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
(1) Excludes $3.3 billion of loans accounted for under the fair value option at December 31, 2023.
(2) Excludes U.S. Small Business Card loans of $9.8 billion. Refreshed FICO scores for this portfolio are $530 million for less than 620; $1.1 billion for greater than or equal to 620 and less than 680; $2.7 billion for greater than or equal to 680 and less than 740; and $5.5 billion greater than or equal to 740. Excludes U.S. Small Business Card loans gross charge-offs of $317 million.

65 Bank of America

During the three months ended March 31, 2024, commercial reservable criticized utilized exposure increased to $24.5 billion at March 31, 2024 from $23.3 billion (to 3.93 percent from 3.74 percent of total commercial reservable utilized exposure) at December 31, 2023, primarily driven by U.S. commercial.
Loan Modifications to Borrowers in Financial Difficulty
As part of its credit risk management, the Corporation may modify a loan agreement with a borrower experiencing financial difficulties through a refinancing or restructuring of the borrower’s loan agreement (modification programs). Effective January 1, 2023, the Corporation adopted the new accounting standard on loan modifications. Accordingly, March 31, 2024 balances presented in payment status tables represent loans that were modified over the last 12 months, and March 31, 2023 balances presented in payment status tables represent loans that were modified during the first quarter of 2023.
Consumer Real Estate
The following modification programs are offered for consumer real estate loans to borrowers experiencing financial difficulties. These modifications represented outstanding residential mortgage and home equity loans of 0.03 percent and 0.04 percent at March 31, 2024, compared to 0.09 percent and 0.15 percent at March 31, 2023.
Forbearance and Other Payment Plans: Forbearance plans generally consist of the Corporation suspending the borrower’s payments for a defined period with those payments then due over a defined period of time or at the conclusion of the forbearance period. The aging status of a loan is generally frozen when it enters into a forbearance plan. At March 31, 2024, the amortized cost of residential mortgage loans that were modified through these plans during the three months ended March 31, 2024 and 2023 was $20 million and $158 million. The amortized cost of home equity loans that were modified through these plans during the same periods was $0 and $30 million. The weighted-average duration of the mortgage and home equity loan modifications was insignificant, ranging from 3 months to 9 months for the three months ended March 31, 2024 and 2023. If a borrower is unable to fulfill their obligations under the forbearance plans, they may be offered a trial offer or permanent modification.
Trial Offer and Permanent Modifications: Trial offer for modification plans generally consist of the Corporation offering a borrower modified loan terms that reduce their contractual payments temporarily over a three-to-four-month trial period. At March 31, 2024 and 2023, the amortized cost of residential mortgage loans entering trial offer for modifications during the three months ended March 31, 2024 and 2023 was $53 million and $21 million. The amortized cost of home equity loans entering trial offer for modifications during both periods was $9 million. If the customer successfully makes the modified payments during the trial period and formally accepts the modified terms, the modified loan terms become permanent. Some borrowers may enter into permanent modifications without a trial period. In a permanent modification, the borrower’s payment terms are typically modified in more than one manner but generally include a term extension and an interest rate reduction. At times, the permanent modification may also include principal forgiveness and/or a deferral of past due principal and interest amounts to the end of the loan term. The combinations utilized are based on modifying the terms that give the borrower an improved ability to meet the contractual obligations. At March 31, 2024, the amortized cost of residential mortgage loans that were granted a permanent modification during the three months ended March 31, 2024 and 2023 was $58 million and $47 million. The amortized cost of home equity loans that were granted permanent modification during the same periods was $9 million and $10 million. The term extensions granted for residential mortgage and home equity permanent modifications vary widely and can be up to 30 years, but are mostly in the range of 1 to 20 years. The weighted-average term extension of permanent modifications for residential mortgage was 9.3 years and 7.7 years for the three months ended March 31, 2024 and 2023, while the weighted-average interest rate reduction was 1.28 percent and 1.50 percent. For the same periods, the weighted-average term extension of permanent modifications for home equity loans was 16.0 years and 12.1 years, while the weighted-average interest rate reduction was 2.84 percent and 2.37 percent. Principal forgiveness and payment deferrals were insignificant during the three months ended March 31, 2024 and 2023.
For consumer real estate borrowers in financial difficulty that received a forbearance, trial or permanent modification, there were no commitments to lend additional funds at March 31, 2024 and 2023.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. During the three months ended March 31, 2024 and 2023, modified residential mortgage and home equity loans that defaulted were insignificant. The table below provides aging information as of March 31, 2024 for consumer real estate loans that were modified over the last 12 months and as of March 31, 2023 for consumer real estate loans that were modified during the first quarter of 2023.

Consumer Real Estate - Payment Status of Modifications to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	March 31, 2024
Residential mortgage	$304	$78	$94	$476
Home equity	51	6	14	71
Total	$355	$84	$108	$547

	March 31, 2023
Residential mortgage	$126	$49	$30	$205
Home equity	23	7	10	40
Total	$149	$56	$40	$245

Bank of America 66

Consumer real estate foreclosed properties totaled $90 million and $83 million at March 31, 2024 and December 31, 2023. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at March 31, 2024 and December 31, 2023, was $627 million and $633 million. During the three months ended March 31, 2024 and 2023, the Corporation reclassified $30 million and $37 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
Credit Card and Other Consumer
Credit card and other consumer loans are primarily modified by placing the customer on a fixed payment plan with a significantly reduced fixed interest rate, with terms ranging from 6 months to 72 months. As of March 31, 2024, substantially all payment plans provided to customers had a 60-month term. In certain circumstances, the Corporation will forgive a portion of the outstanding balance if the borrower makes payments up to a set amount. The Corporation makes modifications directly with borrowers for loans held by the Corporation (internal programs) as well as through third-party renegotiation agencies that provide solutions to customers’ entire unsecured debt structures (external programs). The March 31, 2024 amortized cost of credit card and other consumer loans that were modified through these programs during the three months ended March 31, 2024 and 2023 was $231 million and $157 million. These modifications represented 0.11 percent and 0.08 percent of outstanding credit card and other consumer loans at March 31, 2024 and 2023. The financial effect of modifications resulted in a weighted-average interest rate reduction of 19.80 percent and 18.65 percent, and principal forgiveness of $28 million and $11 million during the three months ended March 31, 2024 and 2023.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. As of March 31, 2024, defaults of modified credit card and other consumer loans over the last 12 months were insignificant. As of March 31, 2023, defaults of modified credit card and other consumer loans during the first quarter of 2023 were insignificant. At March 31, 2024, modified credit card and other consumer loans to borrowers experiencing financial difficulty over the last 12 months totaled $658 million, of which $537 million were current, $62 million were 30-89 days past due, and $59 million were greater than 90 days past due. At March 31, 2023, modified credit card and other consumer loans to borrowers experiencing financial difficulty during the first quarter of 2023 totaled $157 million, of which $109 million were current, $24 million were 30-89 days past due, and $24 million were greater than 90 days past due.
Commercial Loans
Modifications of loans to commercial borrowers experiencing financial difficulty are designed to reduce the Corporation’s loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Each modification is unique, reflects the borrower’s individual circumstances and is designed to benefit the borrower while mitigating the Corporation’s risk exposure. Commercial modifications are primarily term extensions and payment forbearances. Payment forbearances involve the Bank forbearing its contractual right to collect certain payments or payment in full (maturity forbearance) for a defined period of time. Reductions in interest rates and principal forgiveness occur infrequently for commercial borrowers. Principal forgiveness may occur in connection with foreclosure, short sales or other settlement agreements, leading to termination or sale of the loan. The table below provides the ending amortized cost of commercial loans modified during the three months ended March 31, 2024 and 2023.

Commercial Loans - Modifications to Borrowers in Financial Difficulty

	Term Extension	Forbearances	Interest Rate Reduction	Total
(Dollars in Millions)	March 31, 2024
U.S. commercial	$370	$6	$—	$376
Non-U.S. commercial	—	—	—	—
Commercial real estate	581	479	36	1,096
Total	$951	$485	$36	$1,472

	March 31, 2023
U.S. commercial	$297	$96	$—	$393
Non-U.S. commercial	104	—	—	104
Commercial real estate	299	—	—	299
Total	$700	$96	$—	$796
Term extensions granted increased the weighted-average life of the impacted loans by 1.3 years at both the three months ended March 31, 2024 and 2023. The deferral period for loan payments can vary, but are mostly in the range of 8 months to 24 months. The weighted-average interest rate reduction was 0.16 percent and 0 percent during the three months ended March 31, 2024 and 2023. Modifications of loans to troubled borrowers for Commercial Lease Financing and U.S. Small Business Commercial were not significant during the three months ended March 31, 2024 and 2023.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. As of March 31, 2024, defaults of commercial loans modified during the last 12 months were insignificant. As of March 31, 2023, defaults of commercial loans modified during the first quarter of 2023 were insignificant. The following table provides aging information as of March 31, 2024 for commercial loans that were modified over the last 12 months and as of March 31, 2023 for commercial loans that were modified during the first quarter of 2023.

67 Bank of America

Commercial - Payment Status of Modified Loans to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total	% of Total Class of Financing Receivable
(Dollars in millions)	March 31, 2024
U.S. Commercial	$1,046	$34	$24	$1,104	0.30%
Non-U.S. Commercial	149	—	3	152	0.12
Commercial Real Estate	1,569	292	330	2,191	3.06
Total	$2,764	$326	$357	$3,447	0.62

	March 31, 2023
U.S. Commercial	$355	$—	$38	$393	0.11%
Non-U.S. Commercial	104	—	—	104	0.08
Commercial Real Estate	299	—	—	299	0.41
Total	$758	$—	$38	$796	0.14
For the three months ended March 31, 2024 and 2023, the Corporation had commitments to lend $717 million and $534 million to commercial borrowers experiencing financial difficulty whose loans were modified during the period.
Loans Held-for-sale
The Corporation had LHFS of $8.6 billion and $6.0 billion at March 31, 2024 and December 31, 2023. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $3.3 billion and $2.4 billion for the three months ended March 31, 2024 and 2023. Cash used for originations and purchases of LHFS totaled $5.8 billion and $2.3 billion for the three months ended March 31, 2024 and 2023. Also included were non-cash net transfers into LHFS of $0 and $459 million during the three months ended March 31, 2024 and 2023.
Accrued Interest Receivable
Accrued interest receivable for loans and leases and loans held-for-sale was $4.5 billion at both March 31, 2024 and December 31, 2023 and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During the three months ended March 31, 2024 and 2023, the Corporation reversed $205 million and $118 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan.
For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during the three months ended March 31, 2024 and 2023, interest and fee income reversed at the time the loans were classified as nonperforming was not significant. For more information on the Corporation's nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
Allowance for Credit Losses
The allowance for credit losses is estimated using quantitative and qualitative methods that consider a variety of factors, such as historical loss experience, the current credit quality of the portfolio and an economic outlook over the life of the loan.
Qualitative reserves cover losses that are expected but, in the Corporation's assessment, may not be adequately reflected in the quantitative methods or the economic assumptions. The Corporation incorporates forward-looking information through the use of several macroeconomic scenarios in determining the weighted economic outlook over the forecasted life of the assets. These scenarios include key macroeconomic variables such as gross domestic product, unemployment rate, real estate prices and corporate bond spreads. The scenarios that are chosen each quarter and the weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, internal and third-party economist views, and industry trends. For more information on the Corporation's credit loss accounting policies including the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
The March 31, 2024 estimate for allowance for credit losses was based on various economic scenarios, including a baseline scenario derived from consensus estimates, an adverse scenario reflecting an extended moderate recession, a downside scenario reflecting continued inflation and interest rates with minimal rate cuts, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario that considers the potential for improvement above the baseline scenario. The overall weighted economic outlook of the above scenarios has improved compared to the weighted economic outlook estimated as of December 31, 2023. The weighted economic outlook assumes that the U.S. average unemployment rate will be just below five percent by the fourth quarter of 2024 and will remain near this level through the fourth quarter of 2025. The weighted economic outlook assumes sluggish growth in the first half of 2024 with U.S. real gross domestic product forecasted to grow at 0.6 percent and at 1.7 percent year-over-year in the fourth quarters of 2024 and 2025.
The allowance for credit losses decreased $180 million from December 31, 2023 to $14.4 billion at March 31, 2024, which included a $111 million reserve decrease related to the commercial portfolio and a $69 million reserve decrease related to the consumer portfolio. The reserve decrease was primarily driven by commercial due to an improved macroeconomic outlook. The change in the allowance for credit losses was comprised of a net decrease of $129 million in the allowance for loan and lease losses and a decrease of $51 million in the reserve for unfunded lending commitments. The decline in the allowance for credit losses was attributed to decreases in the commercial portfolio of $111 million, the consumer real estate

Bank of America 68

portfolio of $56 million, and the credit card and other consumer portfolios of $13 million. The provision for credit losses increased $388 million to $1.3 billion for the three months ended March 31, 2024 compared to the same period in 2023. The provision for credit losses for the three months ended March 31, 2024 was primarily driven by credit card loans and the commercial real estate office portfolio.
Outstanding loans and leases excluding loans accounted for under the fair value option decreased $3.9 billion during the three months ended March 31, 2024 primarily driven by consumer loans, which decreased $5.7 billion driven by credit card, residential mortgage, and securities based lending. Commercial loans increased $1.7 billion driven by broad-based growth.
The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the table below.

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	Three Months Ended March 31, 2024
Allowance for loan and lease losses, January 1	$386	$8,134	$4,822	$13,342
Loans and leases charged off	(11)	(1,225)	(502)	(1,738)
Recoveries of loans and leases previously charged off	21	187	32	240
Net charge-offs	10	(1,038)	(470)	(1,498)
Provision for loan and lease losses	(42)	1,026	386	1,370
Other	1	(1)	(1)	(1)
Allowance for loan and lease losses, March 31	355	8,121	4,737	13,213
Reserve for unfunded lending commitments, January 1	82	—	1,127	1,209
Provision for unfunded lending commitments	(25)	—	(26)	(51)
Reserve for unfunded lending commitments, March 31	57	—	1,101	1,158
Allowance for credit losses, March 31	$412	$8,121	$5,838	$14,371

	Three Months Ended March 31, 2023
Allowance for loan and lease losses, December 31	$420	$6,817	$5,445	$12,682
January 1, 2023 adoption of credit loss standard	(67)	(109)	(67)	(243)
Allowance for loan and lease losses, January 1	353	6,708	5,378	12,439
Loans and leases charged off	(14)	(861)	(181)	(1,056)
Recoveries of loans and leases previously charged off	25	197	27	249
Net charge-offs	11	(664)	(154)	(807)
Provision for loan and lease losses	34	913	(47)	900
Other	5	1	(24)	(18)
Allowance for loan and lease losses, March 31	403	6,958	5,153	12,514
Reserve for unfunded lending commitments, January 1	94	—	1,446	1,540
Provision for unfunded lending commitments	(1)	—	(102)	(103)
Reserve for unfunded lending commitments, March 31	93	—	1,344	1,437
Allowance for credit losses, March 31	$496	$6,958	$6,497	$13,951
NOTE 6 Securitizations and Other Variable Interest Entities
The Corporation utilizes VIEs in the ordinary course of business to support its own and its customers’ financing and investing needs. The Corporation routinely securitizes loans and debt securities using VIEs as a source of funding for the Corporation and as a means of transferring the economic risk of the loans or debt securities to third parties. The assets are transferred into a trust or other securitization vehicle such that the assets are legally isolated from the creditors of the Corporation and are not available to satisfy its obligations. These assets can only be used to settle obligations of the trust or other securitization vehicle. The Corporation also administers, structures or invests in other VIEs including CDOs, investment vehicles and other entities. For more information on the Corporation’s use of VIEs, see Note 1 – Summary of Significant Accounting Principles and Note 6 – Securitizations and Other Variable Interest Entities to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at March 31, 2024 and December 31, 2023 in situations where the Corporation has a loan or security interest and involvement with transferred assets or if the Corporation otherwise has an additional interest in the VIE. The tables also present the Corporation’s maximum loss exposure at March 31, 2024 and December 31, 2023 resulting from its involvement with consolidated VIEs and unconsolidated
VIEs. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments, such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.
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
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three months ended March 31, 2024 or the year ended December 31, 2023 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain

69 Bank of America

unconsolidated VIEs of $961 million and $989 million at March 31, 2024 and December 31, 2023.
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
The table below summarizes select information related to first-lien mortgage securitizations for the three months ended March 31, 2024 and 2023.

First-lien Mortgage Securitizations
	Residential Mortgage - Agency		Commercial Mortgage
	Three Months Ended March 31
(Dollars in millions)	2024	2023	2024	2023
Proceeds from loan sales (1)	$1,209	$1,347	$1,309	$142
Gains (losses) on securitizations (2)	—	(5)	19	3
Repurchases from securitization trusts (3)	8	9	—	—
(1)The Corporation transfers residential mortgage loans to securitizations sponsored primarily by the GSEs or GNMA in the normal course of business and primarily receives residential mortgage-backed securities in exchange. Substantially all of these securities are classified as Level 2 within the fair value hierarchy and are typically sold shortly after receipt.
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $5 million and $10 million, net of hedges, during the three months ended March 31, 2024 and 2023, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $90.5 billion and $98.3 billion at March 31, 2024 and 2023. Servicing fee and ancillary fee income on serviced loans was $62 million and $69 million during the three months ended March 31, 2024 and 2023. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $1.2 billion and $1.3 billion at March 31, 2024 and December 31, 2023. For more information on MSRs, see Note 14 – Fair Value Measurements.
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
Mortgage and Home Equity Securitizations
During the three months ended March 31, 2024 and 2023, the Corporation deconsolidated agency residential mortgage securitization trusts with total assets of $793 million and $328 million.
The following table summarizes select information related to mortgage and home equity securitization trusts in which the Corporation held a variable interest and had continuing involvement at March 31, 2024 and December 31, 2023.

Bank of America 70

Mortgage and Home Equity Securitizations

	Residential Mortgage
			Non-agency
	Agency		Prime and Alt-A		Subprime		Home Equity (3)		Commercial Mortgage
(Dollars in millions)	March 31 2024	December 31 2023	March 31 2024	December 31 2023	March 31 2024	December 31 2023	March 31 2024	December 31 2023	March 31 2024	December 31 2023
Unconsolidated VIEs
Maximum loss exposure (1)	$7,945	$8,190	$87	$92	$612	$657	$—	$—	$1,460	$1,558
On-balance sheet assets
Senior securities:
Trading account assets	$187	$235	$10	$13	$20	$20	$—	$—	$22	$70
Debt securities carried at fair value	2,433	2,541	—	—	299	341	—	—	—	—
Held-to-maturity securities	5,325	5,414	—	—	—	—	—	—	1,301	1,287
All other assets	—	—	3	4	22	23	—	—	47	79
Total retained positions	$7,945	$8,190	$13	$17	$341	$384	$—	$—	$1,370	$1,436
Principal balance outstanding (2)	$74,377	$76,134	$13,700	$13,963	$4,398	$4,508	$221	$252	$77,079	$80,078

Consolidated VIEs
Maximum loss exposure (1)	$1,367	$1,164	$—	$—	$—	$—	$12	$12	$—	$—
On-balance sheet assets
Trading account assets	$1,367	$1,171	$—	$—	$—	$—	$—	$—	$—	$—
Loans and leases	—	—	—	—	—	—	29	31	—	—
Allowance for loan and lease losses	—	—	—	—	—	—	7	7	—	—
All other assets	—	—	—	—	—	—	1	1	—	—
Total assets	$1,367	$1,171	$—	$—	$—	$—	$37	$39	$—	$—
Total liabilities	$—	$7	$—	$—	$—	$—	$25	$27	$—	$—
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
Other Asset-backed Securitizations
The following paragraphs summarize select information related to other asset-backed VIEs in which the Corporation had a variable interest at March 31, 2024 and December 31, 2023.
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
At March 31, 2024 and December 31, 2023, the carrying values of the receivables in the trusts totaled $18.0 billion and $16.6 billion, which are included in loans and leases, and the carrying values of senior debt securities that were issued to third-party investors from the trusts totaled $7.6 billion and $7.8 billion, which are included in long-term debt.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $2.8 billion and $1.6 billion of securities during the three months ended March 31, 2024 and 2023. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. During the three months ended March 31, 2024 and 2023, resecuritization proceeds included securities with an initial fair value of $88 million and $586 million, of which substantially all of the securities were classified as trading account assets for both periods. Substantially all of the trading account securities carried at fair value were categorized as Level 2 within the fair value hierarchy.
Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s involvement in the VIE is limited to its loss exposure. The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $913 million and $952 million at March 31, 2024 and December 31, 2023, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.
The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation

71 Bank of America

was transferor, totaled $1.8 billion and $1.7 billion at March 31, 2024 and December 31, 2023. The weighted-average remaining life of bonds held in the trusts at March 31, 2024 was 12.2 years. There were no significant write-downs or downgrades of assets or issuers during the three months ended March 31, 2024 and 2023.
Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $86 million and $80 million at March 31, 2024 and December 31, 2023.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At
March 31, 2024 and December 31, 2023, the Corporation’s consolidated investment VIEs had total assets of $99 million and $472 million. The Corporation also held investments in unconsolidated VIEs with total assets of $20.7 billion and $18.4 billion at March 31, 2024 and December 31, 2023. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $2.2 billion and $2.6 billion at March 31, 2024 and December 31, 2023 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $1.1 billion at both March 31, 2024 and December 31, 2023. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
The table below summarizes the maximum loss exposure and assets held by the Corporation that related to other asset-backed VIEs at March 31, 2024 and December 31, 2023.

Other Asset-backed VIEs

	Credit Card and Automobile (1)		Resecuritization Trusts and Customer VIEs		Municipal Bond Trusts and CDOs		Investment VIEs and Leveraged Lease Trusts
(Dollars in millions)	March 31 2024	December 31 2023	March 31 2024	December 31 2023	March 31 2024	December 31 2023	March 31 2024	December 31 2023
Unconsolidated VIEs
Maximum loss exposure	$—	$—	$4,254	$4,494	$1,852	$1,787	$2,092	$2,197
On-balance sheet assets
Securities (2):
Trading account assets	$—	$—	$484	$626	$29	$23	$322	$469
Debt securities carried at fair value	—	—	882	920	—	—	5	4
Held-to-maturity securities	—	—	2,177	2,237	—	—	—	—
Loans and leases	—	—	—	—	—	—	92	90
Allowance for loan and lease losses	—	—	—	—	—	—	(11)	(12)
All other assets	—	—	711	711	6	7	1,188	1,168
Total retained positions	$—	$—	$4,254	$4,494	$35	$30	$1,596	$1,719
Total assets of VIEs	$—	$—	$14,285	$15,862	$8,615	$9,279	$20,747	$18,398

Consolidated VIEs
Maximum loss exposure	$9,662	$8,127	$401	$1,240	$3,575	$3,136	$1,209	$1,596
On-balance sheet assets
Trading account assets	$—	$—	$922	$1,798	$3,547	$3,084	$2	$1
Debt securities carried at fair value	—	—	—	—	28	52	—	—
Loans and leases	18,002	16,640	—	—	—	—	1,219	1,605
Allowance for loan and lease losses	(926)	(832)	—	—	—	—	(1)	(1)
All other assets	175	163	38	38	—	—	14	15
Total assets	$17,251	$15,971	$960	$1,836	$3,575	$3,136	$1,234	$1,620
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$3,364	$2,934	$23	$23
Long-term debt	7,571	7,825	559	596	—	—	2	1
All other liabilities	18	19	—	—	—	—	—	—
Total liabilities	$7,589	$7,844	$559	$596	$3,364	$2,934	$25	$24
(1)At March 31, 2024 and December 31, 2023 loans and leases in the consolidated credit card trust included $4.8 billion and $3.2 billion of seller’s interest.
(2)The retained senior securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).
Tax Credit VIEs
The Corporation holds equity investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, renewable energy and certain other projects. The total assets of these unconsolidated tax credit VIEs were $82.7 billion and $84.1 billion as of March 31, 2024 and December 31, 2023. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. As an investor, tax credits associated with the investments in these entities are allocated to the Corporation, as provided by the U.S. Internal Revenue Code and related regulations, and are recognized as income tax benefits in the Corporation’s Consolidated Statement of Income in the year they are earned, which varies based on the type of investments. Tax credits from investments in affordable housing are recognized ratably over a term of up to 10 years, and tax credits from renewable energy investments are recognized either at inception for transactions electing Investment Tax Credits

Bank of America 72

(ITCs) or as energy is produced for transactions electing Production Tax Credits (PTCs), which is generally up to a 10-year time period. The volume and types of investments held by the Corporation will influence the amount of tax credits recognized each period.
The Corporation’s equity investments in affordable housing and other projects totaled $15.8 billion at both March 31, 2024 and December 31, 2023, which included unfunded capital contributions of $7.1 billion and $7.2 billion that are probable to be paid over the next five years. The Corporation may be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant. During the three months ended March 31, 2024 and 2023, the Corporation recognized tax credits and other tax benefits related to affordable housing equity investments of $576 million and $527 million and reported pretax losses in other income of $412 million and $372 million. The Corporation’s equity investments in renewable energy totaled $13.7 billion and $14.2 billion at March 31, 2024 and December 31, 2023. In addition, the Corporation had unfunded capital contributions for renewable energy investments of $5.9 billion and $6.2 billion at March 31, 2024 and December 31, 2023, which are contingent on various conditions precedent to funding over the next two years. The Corporation’s risk of loss is generally mitigated by policies requiring the project to qualify for the expected tax credits prior to making its investment. During the three months ended March 31, 2024 and 2023, the Corporation recognized tax credits and other tax benefits related to renewable energy equity investments of $1.0 billion and $996 million and reported pretax losses in other income of $664 million and $561 million. The Corporation may also enter into power purchase agreements with renewable energy tax credit entities.
The table below summarizes select information related to unconsolidated tax credit VIEs in which the Corporation held a variable interest at March 31, 2024 and December 31, 2023.

Unconsolidated Tax Credit VIEs

(Dollars in millions)	March 31 2024	December 31 2023
Maximum loss exposure	$29,506	$30,040
On-balance sheet assets
All other assets	29,506	$30,040
Total	$29,506	$30,040
On-balance sheet liabilities
All other liabilities	7,140	$7,254
Total	$7,140	$7,254
Total assets of VIEs	$82,651	$84,148
NOTE 7 Goodwill and Intangible Assets
Goodwill
The following table presents goodwill balances by business segment at March 31, 2024 and December 31, 2023. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill

(Dollars in millions)	March 31 2024	December 31 2023
Consumer Banking	$30,137	$30,137
Global Wealth & Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,181	5,181
Total goodwill	$69,021	$69,021
Intangible Assets
At both March 31, 2024 and December 31, 2023, the net carrying value of intangible assets was $2.0 billion. At both March 31, 2024 and December 31, 2023, intangible assets included $1.6 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $20 million for both the three months ended March 31, 2024 and 2023.
NOTE 8 Leases
The Corporation enters into both lessor and lessee arrangements. For more information on lease accounting, see Note 1 – Summary of Significant Accounting Principles and Note 8 – Leases to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K. For more information on lease financing receivables, see Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses.
Lessor Arrangements
The Corporation’s lessor arrangements primarily consist of operating, sales-type and direct financing leases for equipment. Lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term.
The table below presents the net investment in sales-type and direct financing leases at March 31, 2024 and December 31, 2023.

Net Investment (1)

(Dollars in millions)	March 31 2024	December 31 2023
Lease receivables	$16,685	$16,565
Unguaranteed residuals	2,427	2,485
Total net investment in sales-type and direct financing leases	$19,112	$19,050
(1)In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $6.9 billion and $6.8 billion at March 31, 2024 and December 31, 2023.
The table below presents lease income for the three months ended March 31, 2024 and 2023.

Lease Income
	Three Months Ended March 31
(Dollars in millions)	2024	2023
Sales-type and direct financing leases	$250	$172
Operating leases	227	238
Total lease income	$477	$410

73 Bank of America

Lessee Arrangements
The Corporation's lessee arrangements predominantly consist of operating leases for premises and equipment; the Corporation's financing leases are not significant.
The table below provides information on the right-of-use assets and lease liabilities at March 31, 2024 and December 31, 2023.

Lessee Arrangements
(Dollars in millions)	March 31 2024	December 31 2023
Right-of-use assets	$8,988	$9,150
Lease liabilities	9,592	9,782
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
Offsetting of Securities Financing Agreements
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at March 31, 2024 and December 31, 2023. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives. For more information on the securities financing agreements and the offsetting of securities financing transactions, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	March 31, 2024
Securities borrowed or purchased under agreements to resell (3)	$737,496	$(421,403)	$316,093	$(289,161)	$26,932
Securities loaned or sold under agreements to repurchase	$751,061	$(421,403)	$329,658	$(315,535)	$14,123
Other (4)	12,144	—	12,144	(12,144)	—
Total	$763,205	$(421,403)	$341,802	$(327,679)	$14,123

	December 31, 2023
Securities borrowed or purchased under agreements to resell (3)	$703,641	$(423,017)	$280,624	$(257,541)	$23,083
Securities loaned or sold under agreements to repurchase	$706,904	$(423,017)	$283,887	$(272,285)	$11,602
Other (4)	10,066	—	10,066	(10,066)	—
Total	$716,970	$(423,017)	$293,953	$(282,351)	$11,602
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
(3)Excludes repurchase activity of $9.4 billion and $8.7 billion reported in loans and leases on the Consolidated Balance Sheet for March 31, 2024 and December 31, 2023.
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
Repurchase Agreements and Securities Loaned Transactions Accounted for as Secured Borrowings
The following tables present securities sold under agreements to repurchase and securities loaned by remaining contractual term to maturity and class of collateral pledged. Included in “Other” are transactions where the Corporation acts as the lender in a securities lending agreement and receives securities that can be pledged as collateral or sold. Certain agreements contain a right to substitute collateral and/or terminate the agreement prior to maturity at the option of the Corporation or the counterparty. Such agreements are included in the table below based on the remaining contractual term to maturity. For more information on collateral requirements, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.

Bank of America 74

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	March 31, 2024
Securities sold under agreements to repurchase	$199,560	$291,231	$93,539	$80,974	$665,304
Securities loaned	78,199	157	932	6,469	85,757
Other	12,144	—	—	—	12,144
Total	$289,903	$291,388	$94,471	$87,443	$763,205

	December 31, 2023
Securities sold under agreements to repurchase	$234,974	$228,627	$85,176	$75,020	$623,797
Securities loaned	76,580	139	618	5,770	83,107
Other	10,066	—	—	—	10,066
Total	$321,620	$228,766	$85,794	$80,790	$716,970
(1)No agreements have maturities greater than four years.

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	March 31, 2024
U.S. government and agency securities	$346,161	$98	$49	$346,308
Corporate securities, trading loans and other	27,699	1,698	369	29,766
Equity securities	24,625	83,783	11,726	120,134
Non-U.S. sovereign debt	261,602	178	—	261,780
Mortgage trading loans and ABS	5,217	—	—	5,217
Total	$665,304	$85,757	$12,144	$763,205

	December 31, 2023
U.S. government and agency securities	$352,950	$34	$38	$353,022
Corporate securities, trading loans and other	23,242	1,805	661	25,708
Equity securities	11,517	81,266	9,367	102,150
Non-U.S. sovereign debt	231,140	2	—	231,142
Mortgage trading loans and ABS	4,948	—	—	4,948
Total	$623,797	$83,107	$10,066	$716,970
Collateral
The Corporation accepts securities and loans as collateral that it is permitted by contract or practice to sell or repledge. At March 31, 2024 and December 31, 2023, the fair value of this collateral was $978.3 billion and $911.3 billion, of which $941.8 billion and $870.9 billion were sold or repledged. The primary source of this collateral is securities borrowed or purchased under agreements to resell. For more information on collateral, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
Restricted Cash
At March 31, 2024 and December 31, 2023, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $5.3 billion and $5.6 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with central banks to meet reserve requirements.
NOTE 10 Commitments and Contingencies
In the normal course of business, the Corporation enters into a number of off-balance sheet commitments. These commitments expose the Corporation to varying degrees of credit and market risk and are subject to the same credit and market risk limitation reviews as those instruments recorded on the Consolidated Balance Sheet. For more information on commitments and contingencies, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $9.9 billion and $10.3 billion at March 31, 2024 and December 31, 2023. The carrying value of the Corporation’s credit extension commitments at both March 31, 2024 and December 31, 2023, excluding commitments accounted for under the fair value option, was $1.2 billion, which predominantly related to the reserve for unfunded lending commitments. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.

75 Bank of America

The table below includes the notional amount of commitments of $3.1 billion and $2.6 billion at March 31, 2024 and December 31, 2023 that are accounted for under the fair value option. However, the table excludes the cumulative net fair value for these commitments of $78 million and $67 million at March 31, 2024 and December 31, 2023, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	March 31, 2024
Notional amount of credit extension commitments
Loan commitments (1)	$126,573	$204,468	$186,416	$18,739	$536,196
Home equity lines of credit	3,197	9,591	10,738	22,019	45,545
Standby letters of credit and financial guarantees (2)	21,663	8,933	2,935	521	34,052
Letters of credit	958	202	79	52	1,291
Other commitments (3)	17	36	112	1,051	1,216
Legally binding commitments	152,408	223,230	200,280	42,382	618,300
Credit card lines (4)	451,123	—	—	—	451,123
Total credit extension commitments	$603,531	$223,230	$200,280	$42,382	$1,069,423

	December 31, 2023
Notional amount of credit extension commitments
Loan commitments (1)	$124,298	$198,818	$193,878	$15,386	$532,380
Home equity lines of credit	2,775	9,182	11,195	21,975	45,127
Standby letters of credit and financial guarantees (2)	21,067	9,633	2,693	652	34,045
Letters of credit	873	207	66	29	1,175
Other commitments (3)	17	50	108	1,035	1,210
Legally binding commitments	149,030	217,890	207,940	39,077	613,937
Credit card lines (4)	440,328	—	—	—	440,328
Total credit extension commitments	$589,358	$217,890	$207,940	$39,077	$1,054,265
(1)     At March 31, 2024 and December 31, 2023, $4.3 billion and $3.1 billion of these loan commitments were held in the form of a security.
(2) The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $24.0 billion and $9.3 billion at March 31, 2024, and $23.6 billion and $9.7 billion at December 31, 2023. Amounts in the table include consumer SBLCs of $795 million and $744 million at March 31, 2024 and December 31, 2023.
(3)     Primarily includes second-loss positions on lease-end residual value guarantees.
(4)     Includes business card unused lines of credit.
Other Commitments
At March 31, 2024 and December 31, 2023, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $432 million and $822 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans of $1.2 billion and $420 million, which upon settlement will be included in trading account assets.
At March 31, 2024 and December 31, 2023, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $142.9 billion and $117.0 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $121.9 billion and $63.0 billion. A significant portion of these commitments will expire within the next 12 months.
At both March 31, 2024 and December 31, 2023, the Corporation had a commitment to originate or purchase up to $4.0 billion on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2026 and can be terminated with 12 months prior notice.
At March 31, 2024 and December 31, 2023, the Corporation had unfunded equity investment commitments of $473 million and $477 million.
As a Federal Reserve member bank, the Corporation is required to subscribe to a certain amount of shares issued by its Federal Reserve district bank, which pays cumulative dividends at a prescribed rate. At both March 31, 2024 and December 31, 2023, the Corporation had paid $5.4 billion for half of its subscribed shares, with the remaining half subject to call by the Federal Reserve district bank board, which the Corporation believes is remote.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At March 31, 2024 and December 31, 2023, the notional amount of these guarantees totaled $3.5 billion and $3.8 billion. At March 31, 2024 and December 31, 2023, the Corporation’s maximum exposure related to these guarantees totaled $527 million and $577 million, with estimated maturity dates between 2033 and 2037.
Merchant Services
The Corporation in its role as merchant acquirer or as a sponsor of other merchant acquirers may be held liable for any reversed charges that cannot be collected from the merchants due to, among other things, merchant fraud or insolvency. If charges are properly reversed after a purchase and cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The ability to reverse a charge is primarily governed by the applicable payment network rules and regulations, which include, but are not limited to, the type of charge, type of payment used and time limits. The total amount of transactions subject to reversal under payment network rules and regulations processed for the preceding six-month period, which was approximately $324 billion, is an estimate of the Corporation’s maximum potential exposure as of March 31, 2024. The Corporation’s risk in this

Bank of America 76

area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The Corporation’s reserves for contingent losses, and the losses incurred related to the merchant processing activity were not significant.
Representations and Warranties Obligations and Corporate Guarantees
For more information on representations and warranties obligations and corporate guarantees, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
The reserve for representations and warranties obligations and corporate guarantees was $305 million and $604 million at March 31, 2024 and December 31, 2023 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet, and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of incurred losses, is based on its experience in previous negotiations, and is subject to judgment, a variety of assumptions and known or unknown uncertainties. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity. See Litigation and Regulatory Matters below for the Corporation's combined range of possible loss in excess of the reserve for representations and warranties and the accrued liability for litigation.
Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $104.2 billion and $132.5 billion at March 31, 2024 and December 31, 2023.
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
Other Contingencies
During the first quarter of 2024, the Federal Deposit Insurance Corporation (FDIC) increased its estimate of the loss to the Deposit Insurance Fund (DIF) arising from the closures of Silicon Valley Bank and Signature Bank. The estimated loss to the DIF will be recovered through the collection of a special assessment from certain insured depository institutions. Accordingly, the Corporation recorded a pretax charge of $700 million in other general operating expenses to increase its accrual to $2.8 billion for the Corporation’s estimated share of the FDIC special assessment. The Corporation’s share of the special assessment will remain subject to change as new information or updates to the estimated loss to the DIF become available.
Litigation and Regulatory Matters
The following disclosures supplement the disclosure in Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K (the prior commitments and contingencies disclosure).
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
As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters disclosed in the prior commitments and contingencies disclosure, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation and regulatory investigation-related expense of $97 million and $89 million was recognized for the three months ended March 31, 2024 and 2023.
For any matter disclosed in the prior commitments and contingencies disclosure for which a loss in future periods is reasonably possible and estimable (whether in excess of an accrued liability or where there is no accrued liability) and for representations and warranties exposures, the Corporation’s estimated range of possible loss is $0 to $0.8 billion in excess of the accrued liability, if any, as of March 31, 2024.
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

77 Bank of America

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
NOTE 11 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
April 25, 2024	June 7, 2024	June 28, 2024	$0.24
January 31, 2024	March 1, 2024	March 29, 2024	0.24
(1) In 2024, and through April 30, 2024.
During the three months ended March 31, 2024, the Corporation repurchased and retired 73 million shares of common stock, which reduced shareholders’ equity by $2.5 billion.
During the three months ended March 31, 2024, in connection with employee stock plans, the Corporation issued 70 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 26 million shares of common stock. At March 31, 2024, the Corporation had reserved 429 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
On April 25, 2024, the Board of Directors declared a quarterly common stock dividend of $0.24 per share.
Preferred Stock
During the three months ended March 31, 2024, the Corporation declared $532 million of cash dividends on preferred stock. For more information on the Corporation’s preferred stock, including liquidation preference, dividend requirements and redemption period, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
NOTE 12 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for the three months ended March 31, 2024 and 2023.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2022	$(2,983)	$(881)	$(11,935)	$(4,309)	$(1,048)	$(21,156)
Net change	555	10	2,042	10	12	2,629
Balance, March 31, 2023	$(2,428)	$(871)	$(9,893)	$(4,299)	$(1,036)	$(18,527)

Balance, December 31, 2023	$(2,410)	$(1,567)	$(8,016)	$(4,748)	$(1,047)	$(17,788)
Net change	332	(188)	(416)	23	(20)	(269)
Balance, March 31, 2024	$(2,078)	$(1,755)	$(8,432)	$(4,725)	$(1,067)	$(18,057)
The following table presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for the three months ended March 31, 2024 and 2023.

Bank of America 78

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
	Three Months Ended March 31
(Dollars in millions)	2024			2023
Debt securities:
Net increase (decrease) in fair value	$457	$(117)	$340	$521	$(123)	$398
Net realized (gains) losses reclassified into earnings (1)	(10)	2	(8)	210	(53)	157
Net change	447	(115)	332	731	(176)	555
Debit valuation adjustments:
Net increase (decrease) in fair value	(257)	64	(193)	9	(2)	7
Net realized (gains) losses reclassified into earnings (1)	7	(2)	5	4	(1)	3
Net change	(250)	62	(188)	13	(3)	10
Derivatives:
Net increase (decrease) in fair value	(1,065)	268	(797)	2,568	(643)	1,925
Reclassifications into earnings:
Net interest income	458	(115)	343	161	(40)	121
Market making and similar activities	59	(14)	45	—	—	—
Compensation and benefits expense	(9)	2	(7)	(5)	1	(4)
Net realized (gains) losses reclassified into earnings	508	(127)	381	156	(39)	117
Net change	(557)	141	(416)	2,724	(682)	2,042
Employee benefit plans:
Net actuarial losses and other reclassified into earnings (2)	30	(7)	23	13	(3)	10
Net change	30	(7)	23	13	(3)	10
Foreign currency:
Net increase (decrease) in fair value	166	(186)	(20)	(77)	89	12
Net change	166	(186)	(20)	(77)	89	12
Total other comprehensive income (loss)	$(164)	$(105)	$(269)	$3,404	$(775)	$2,629
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.
NOTE 13 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for the three months ended March 31, 2024 and 2023 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.

	Three Months Ended March 31
(In millions, except per share information)	2024	2023
Earnings per common share
Net income	$6,674	$8,161
Preferred stock dividends	(532)	(505)
Net income applicable to common shareholders	$6,142	$7,656
Average common shares issued and outstanding	7,968.2	8,065.9
Earnings per common share	$0.77	$0.95

Diluted earnings per common share
Net income applicable to common shareholders	$6,142	$7,656
Add preferred stock dividends due to assumed conversions	—	56
Net income allocated to common shareholders	$6,142	$7,712
Average common shares issued and outstanding	7,968.2	8,065.9
Dilutive potential common shares (1)	63.2	116.4
Total diluted average common shares issued and outstanding	8,031.4	8,182.3
Diluted earnings per common share	$0.76	$0.94
(1)Includes incremental dilutive shares from preferred stock, restricted stock units, restricted stock and warrants.
For the three months ended March 31, 2024, 62 million average dilutive potential common shares associated with the Series L preferred stock were antidilutive, whereas they were included in the diluted share count under the “if-converted” method for the three months ended March 31, 2023.
NOTE 14 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards and conducts a review of fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. During the three months ended March 31, 2024, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.

79 Bank of America

For more information regarding the fair value hierarchy, how the Corporation measures fair value and valuation techniques, see Note 1 – Summary of Significant Accounting Principles and Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K. The Corporation accounts for certain financial instruments under the fair value option. For more information, see Note 15 – Fair Value Option.
Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at March 31, 2024 and December 31, 2023, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

	March 31, 2024
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$1,494	$—	$—	$—	$1,494
Federal funds sold and securities borrowed or purchased under agreements to resell	—	474,932	—	(316,651)	158,281
Trading account assets:
U.S. Treasury and government agencies	65,085	833	—	—	65,918
Corporate securities, trading loans and other	—	43,969	1,582	—	45,551
Equity securities	68,592	43,673	214	—	112,479
Non-U.S. sovereign debt	10,547	34,338	394	—	45,279
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	39,383	1	—	39,384
Mortgage trading loans, ABS and other MBS	—	8,696	1,057	—	9,753
Total trading account assets (2)	144,224	170,892	3,248	—	318,364
Derivative assets	20,783	259,096	3,834	(247,477)	36,236
AFS debt securities:
U.S. Treasury and government agencies	227,956	883	—	—	228,839
Mortgage-backed securities:
Agency	—	36,512	—	—	36,512
Agency-collateralized mortgage obligations	—	2,450	—	—	2,450
Non-agency residential	—	47	251	—	298
Commercial	—	10,575	—	—	10,575
Non-U.S. securities	1,271	19,889	91	—	21,251
Other taxable securities	—	3,238	—	—	3,238
Tax-exempt securities	—	9,910	—	—	9,910
Total AFS debt securities	229,227	83,504	342	—	313,073
Other debt securities carried at fair value:
U.S. Treasury and government agencies	1,895	—	—	—	1,895
Non-agency residential MBS	—	192	71	—	263
Non-U.S. and other securities	921	6,967	—	—	7,888
Total other debt securities carried at fair value	2,816	7,159	71	—	10,046
Loans and leases	—	2,848	90	—	2,938
Loans held-for-sale	—	1,921	149	—	2,070
Other assets (3)	9,419	2,848	1,668	—	13,935
Total assets (4)	$407,963	$1,003,200	$9,402	$(564,128)	$856,437
Liabilities
Interest-bearing deposits in U.S. offices	$—	$341	$—	$—	$341
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	523,518	—	(316,651)	206,867
Trading account liabilities:
U.S. Treasury and government agencies	17,709	—	—	—	17,709
Equity securities	52,745	5,387	28	—	58,160
Non-U.S. sovereign debt	15,128	11,487	—	—	26,615
Corporate securities and other	—	11,696	43	—	11,739
Mortgage trading loans and ABS	—	103	—	—	103
Total trading account liabilities	85,582	28,673	71	—	114,326
Derivative liabilities	23,123	262,672	6,502	(251,896)	40,401
Short-term borrowings	—	6,602	9	—	6,611
Accrued expenses and other liabilities	11,063	3,523	19	—	14,605
Long-term debt	—	43,364	611	—	43,975
Total liabilities (4)	$119,768	$868,693	$7,212	$(568,547)	$427,126
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes securities with a fair value of $18.8 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $71 million that is accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(3)Includes MSRs, which are classified as Level 3 assets, of $995 million.
(4)Total recurring Level 3 assets were 0.29 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.24 percent of total consolidated liabilities.

Bank of America 80

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

81 Bank of America

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2024 and 2023, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance March 31	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Three Months Ended March 31, 2024
Trading account assets:
Corporate securities, trading loans and other	$1,689	$7	$(1)	$106	$(57)	$3	$(324)	$198	$(39)	$1,582	$(21)
Equity securities	187	4	—	38	(22)	—	(3)	11	(1)	214	(2)
Non-U.S. sovereign debt	396	14	(9)	11	(1)	—	(17)	—	—	394	14
Mortgage trading loans, MBS and ABS	1,217	—	—	136	(284)	—	(27)	72	(56)	1,058	(24)
Total trading account assets	3,489	25	(10)	291	(364)	3	(371)	281	(96)	3,248	(33)
Net derivative assets (liabilities) (4)	(2,494)	29	—	185	(336)	—	(248)	(141)	337	(2,668)	(6)
AFS debt securities:
Non-agency residential MBS	273	8	47	—	—	—	(139)	62	—	251	8
Non-U.S. and other taxable securities	103	1	—	—	—	—	(12)	—	(1)	91	—
Total AFS debt securities	376	9	47	—	—	—	(151)	62	(1)	342	8
Other debt securities carried at fair value – Non-agency residential MBS	69	5	—	—	—	—	(20)	17	—	71	5
Loans and leases (5,6)	93	—	—	—	—	1	(4)	—	—	90	—
Loans held-for-sale (5)	164	(2)	(1)	—	—	—	(12)	—	—	149	(3)
Other assets (6,7)	1,657	55	(11)	2	—	46	(82)	1	—	1,668	34
Trading account liabilities – Equity securities	(12)	—	—	—	(4)	—	—	(14)	2	(28)	—
Trading account liabilities – Corporate securities and other	(39)	(3)	—	(2)	—	(1)	8	(6)	—	(43)	(3)
Short-term borrowings (5)	(10)	(1)	—	—	—	—	2	—	—	(9)	(1)
Accrued expenses and other liabilities (5)	(21)	2	—	—	—	—	—	—	—	(19)	2
Long-term debt (5)	(614)	13	(15)	—	—	—	6	(1)	—	(611)	13

Three Months Ended March 31, 2023
Trading account assets:
Corporate securities, trading loans and other	$2,384	$27	$1	$126	$(120)	$14	$(144)	$148	$(114)	$2,322	$3
Equity securities	145	(4)	—	6	(12)	—	—	77	—	212	(4)
Non-U.S. sovereign debt	518	26	16	3	(6)	—	(16)	—	—	541	26
Mortgage trading loans, MBS and ABS	1,552	(9)	—	74	(150)	—	(116)	87	(138)	1,300	(25)
Total trading account assets	4,599	40	17	209	(288)	14	(276)	312	(252)	4,375	—
Net derivative assets (liabilities) (4)	(2,893)	69	—	249	(268)	—	(315)	321	58	(2,779)	154
AFS debt securities:
Non-agency residential MBS	258	3	34	—	—	—	(2)	—	—	293	3
Non-U.S. and other taxable securities	195	—	3	—	—	—	(8)	—	(3)	187	—
Tax-exempt securities	51	—	—	—	—	—	—	—	—	51	—
Total AFS debt securities	504	3	37	—	—	—	(10)	—	(3)	531	3
Other debt securities carried at fair value – Non-agency residential MBS	119	(2)	—	—	(19)	—	(2)	—	(2)	94	(2)
Loans and leases (5)	253	2	—	9	—	—	(37)	16	—	243	2
Loans held-for-sale (5)	232	12	2	—	(16)	—	(24)	—	—	206	12
Other assets (6,7)	1,799	10	1	6	—	27	(76)	2	—	1,769	(17)
Trading account liabilities – Corporate securities and other	(58)	—	—	—	(2)	(1)	—	(4)	1	(64)	—
Short-term borrowings (5)	(14)	—	—	—	(3)	(1)	9	—	—	(9)	—
Accrued expenses and other liabilities (5)	(32)	24	—	(12)	—	—	—	—	—	(20)	24
Long-term debt (5)	(862)	87	(6)	(9)	—	—	11	—	7	(772)	87
(1)Assets (liabilities). For assets, increase (decrease) to Level 3 and for liabilities, (increase) decrease to Level 3.
(2)Includes gains (losses) reported in earnings in the following income statement line items: Trading account assets/liabilities - market making and similar activities and other income; Net derivative assets (liabilities) - market making and similar activities and other income; AFS debt securities - other income; Other debt securities carried at fair value - other income; Loans and leases - other income; Loans held-for-sale - market making and similar activities and other income; Other assets - market making and similar activities and other income related to MSRs; Short-term borrowings - market making and similar activities; Accrued expenses and other liabilities - other income; Long-term debt - market making and similar activities.
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments, derivatives designated in cash flow hedges and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized gains of $11 million and $50 million related to financial instruments still held at March 31, 2024 and 2023.
(4)Net derivative assets (liabilities) include derivative assets of $3.8 billion and $3.6 billion and derivative liabilities of $6.5 billion and $6.3 billion at March 31, 2024 and 2023.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

Bank of America 82

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at March 31, 2024 and December 31, 2023.

Quantitative Information about Level 3 Fair Value Measurements at March 31, 2024

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$553	Discounted cash flow, Market comparables	Yield	0% to 15%	9%
Trading account assets – Mortgage trading loans, MBS and ABS	147		Prepayment speed	0% to 44% CPR	9% CPR
Loans and leases	84		Default rate	0% to 6% CDR	5% CDR
AFS debt securities – Non-agency residential	251		Price	$0 to $115	$77
Other debt securities carried at fair value – Non-agency residential	71		Loss severity	0% to 73%	29%
Instruments backed by commercial real estate assets	$344	Discounted cash flow	Yield	0% to 25%	12%
Trading account assets – Corporate securities, trading loans and other	284		Price	$0 to $100	$74
Trading account assets – Mortgage trading loans, MBS and ABS	60
Commercial loans, debt securities and other	$2,789	Discounted cash flow, Market comparables	Yield	5% to 38%	13%
Trading account assets – Corporate securities, trading loans and other	1,298		Prepayment speed	10% to 20%	16%
Trading account assets – Non-U.S. sovereign debt	394		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, MBS and ABS	851		Loss severity	35% to 40%	37%
AFS debt securities – Non-U.S. and other taxable securities	91		Price	$0 to $157	$68
Loans and leases	6
Loans held-for-sale	149
Other assets, primarily auction rate securities	$673	Discounted cash flow, Market comparables	Price	$10 to $95	$85
			Discount rate	11%	n/a

MSRs	$995	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 12 years	6 years
			Weighted-average life, variable rate (5)	0 to 11 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	11%
Structured liabilities
Long-term debt	$(611)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Yield	15% to 31%	18%
			Price	$0 to $100	$90
			Natural gas forward price	$1/MMBtu to $8/MMBtu	$3 /MMBtu

Net derivative assets (liabilities)
Credit derivatives	$23	Discounted cash flow, Stochastic recovery correlation model	Credit spreads	1 to 76 bps	55 bps
			Prepayment speed	15% CPR	n/a
			Default rate	2% CDR	n/a
			Credit correlation	21% to 63%	58%
			Price	$0 to $94	$87
Equity derivatives	$(1,462)	Industry standard derivative pricing (3)	Equity correlation	0% to 100%	65%
			Long-dated equity volatilities	1% to 150%	41%
Commodity derivatives	$(652)	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$1/MMBtu to $8/MMBtu	$3 /MMBtu
			Power forward price	$22 to $93	$44

Interest rate derivatives	$(577)	Industry standard derivative pricing (4)	Correlation (IR/IR)	(35)% to 70%	50%
			Correlation (FX/IR)	(25)% to 58%	31%
			Long-dated inflation rates	(1)% to 11%	0%
			Long-dated inflation volatilities	0% to 5%	2%
			Interest rate volatilities	0% to 1%	1%
Total net derivative assets (liabilities)	$(2,668)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type, which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 80: Trading account assets – Corporate securities, trading loans and other of $1.6 billion, Trading account assets – Non-U.S. sovereign debt of $394 million, Trading account assets – Mortgage trading loans, MBS and ABS of $1.1 billion, AFS debt securities of $342 million, Other debt securities carried at fair value - Non-agency residential of $71 million, Other assets, including MSRs, of $1.7 billion, Loans and leases of $90 million and LHFS of $149 million.
(3)Includes models such as Monte Carlo simulation and Black-Scholes.
(4)Includes models such as Monte Carlo simulation, Black-Scholes and other methods that model the joint dynamics of interest, inflation and foreign exchange rates.
(5)The weighted-average life is a product of changes in market rates of interest, prepayment rates and other model and cash flow assumptions.
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable

83 Bank of America

Quantitative Information about Level 3 Fair Value Measurements at December 31, 2023

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$538	Discounted cash flow, Market comparables	Yield	0% to 22%	9%
Trading account assets – Mortgage trading loans, MBS and ABS	109		Prepayment speed	1% to 42% CPR	10% CPR
Loans and leases	87		Default rate	0% to 3% CDR	1% CDR
AFS debt securities - Non-agency residential	273		Price	$0 to $115	$70
Other debt securities carried at fair value - Non-agency residential	69		Loss severity	0% to 100%	27%
Instruments backed by commercial real estate assets	$363	Discounted cash flow	Yield	0% to 25%	12%
Trading account assets – Corporate securities, trading loans and other	301		Price	$0 to $100	$75
Trading account assets – Mortgage trading loans, MBS and ABS	62
Commercial loans, debt securities and other	$3,103	Discounted cash flow, Market comparables	Yield	5% to 59%	13%
Trading account assets – Corporate securities, trading loans and other	1,388		Prepayment speed	10% to 20%	16%
Trading account assets – Non-U.S. sovereign debt	396		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, MBS and ABS	1,046		Loss severity	35% to 40%	37%
AFS debt securities – Non-U.S. and other taxable securities	103		Price	$0 to $157	$70
Loans and leases	6
Loans held-for-sale	164
Other assets, primarily auction rate securities	$687	Discounted cash flow, Market comparables	Price	$10 to $95	$85
			Discount rate	10%	n/a

MSRs	$970	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 14 years	6 years
			Weighted-average life, variable rate (5)	0 to 11 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	12%
Structured liabilities
Long-term debt	$(614)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Yield	58%	n/a
			Equity correlation	5% to 97%	25%
			Price	$0 to $100	$90
			Natural gas forward price	$1/MMBtu to $7/MMBtu	$4/MMBtu
Net derivative assets (liabilities)
Credit derivatives	$9	Discounted cash flow, Stochastic recovery correlation model	Credit spreads	2 to 79 bps	59 bps
			Prepayment speed	15% CPR	n/a
			Default rate	2% CDR	n/a
			Credit correlation	22% to 62%	58%
			Price	$0 to $94	$87
Equity derivatives	$(1,386)	Industry standard derivative pricing (3)	Equity correlation	0% to 99%	67%
			Long-dated equity volatilities	4% to 102%	34%
Commodity derivatives	$(633)	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$1/MMBtu to $7/MMBtu	$4/MMBtu
			Power forward price	$21 to $91	$42

Interest rate derivatives	$(484)	Industry standard derivative pricing (4)	Correlation (IR/IR)	(35)% to 89%	65%
			Correlation (FX/IR)	(25)% to 58%	35%
			Long-dated inflation rates	G(1)% to 11%	0%
			Long-dated inflation volatilities	0% to 5%	2%
			Interest rates volatilities	0% to 2%	1%
Total net derivative assets (liabilities)	$(2,494)
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
CPR = Constant Prepayment Rate
CDR = Constant Default Rate
MMBtu = Million British thermal units
IR = Interest Rate
FX = Foreign Exchange
n/a = not applicable

Bank of America 84

Uncertainty of Fair Value Measurements from Unobservable Inputs
For information on the types of instruments, valuation approaches and the impact of changes in unobservable inputs used in Level 3 measurements, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three months ended March 31, 2024 and 2023.

Assets Measured at Fair Value on a Nonrecurring Basis

	March 31, 2024		Three Months Ended March 31, 2024
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$35	$2,687	$(56)
Loans and leases (1)	—	45	(10)
Foreclosed properties (2, 3)	—	44	(4)
Other assets (4)	—	10	(13)

	March 31, 2023		Three Months Ended March 31, 2023
Assets
Loans held-for-sale	$715	$3,428	$(34)
Loans and leases (1)	—	57	(11)
Foreclosed properties (2, 3)	—	4	(1)
Other assets	—	30	(6)
(1)Includes $3 million of losses on loans that were written down to a collateral value of zero during both the three months ended March 31, 2024 and 2023.
(2)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
(3)Excludes $28 million and $60 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at March 31, 2024 and 2023.
(4)Represents the fair value of certain impaired renewable energy investments.
The table below presents information about significant unobservable inputs utilized in the Corporation's nonrecurring Level 3 fair value measurements during the three months ended March 31, 2024 and the year ended December 31, 2023.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	Three Months Ended March 31, 2024
Loans held-for-sale	$2,687	Pricing model	Implied yield	7% to 23%	n/a
Loans and leases (2)	45	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
	Year Ended December 31, 2023
Loans held-for-sale	$2,793	Pricing model	Implied yield	7% to 23%	n/a
Loans and leases (2)	153	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
Other assets (3)	898	Discounted cash flow	Discount rate	7%	n/a
(1)The weighted average is calculated based upon the fair value of the loans.
(2)Represents residential mortgages where the loan has been written down to the fair value of the underlying collateral.
(3)Represents the fair value of certain impaired renewable energy investments.
n/a = not applicable
NOTE 15 Fair Value Option
The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K. The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at March 31, 2024 and December 31, 2023, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three months ended March 31, 2024 and 2023.

85 Bank of America

Fair Value Option Elections

	March 31, 2024			December 31, 2023
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$158,281	$158,257	$24	$133,053	$133,001	$52
Loans reported as trading account assets (1)	7,778	14,978	(7,200)	8,377	15,580	(7,203)
Trading inventory – other	28,194	n/a	n/a	25,282	n/a	n/a
Consumer and commercial loans	2,938	2,993	(55)	3,569	3,618	(49)
Loans held-for-sale (1)	2,070	2,780	(710)	2,059	2,873	(814)
Other assets	2,664	n/a	n/a	1,986	n/a	n/a
Long-term deposits	341	414	(73)	284	267	17
Federal funds purchased and securities loaned or sold under agreements to repurchase	206,867	206,911	(44)	178,609	178,634	(25)
Short-term borrowings	6,611	6,619	(8)	4,690	4,694	(4)
Unfunded loan commitments	78	n/a	n/a	67	n/a	n/a
Accrued expenses and other liabilities	2,438	2,464	(26)	1,341	1,347	(6)
Long-term debt	43,975	47,667	(3,692)	42,809	46,707	(3,898)
(1)A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

Gains (Losses) Related to Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended March 31
	2024			2023
(Dollars in millions)	Market making and similar activities	Other Income	Total	Market making and similar activities	Other Income	Total
Loans reported as trading account assets	$(15)	$—	$(15)	$57	$—	$57
Trading inventory – other (1)	1,911	—	1,911	1,728	—	1,728
Consumer and commercial loans	20	5	25	(123)	30	(93)
Loans held-for-sale (2)	—	(10)	(10)	—	20	20
Unfunded loan commitments	—	(14)	(14)	—	(24)	(24)
Accrued expenses and other liabilities	161	—	161	(12)	—	(12)
Long-term debt (3)	209	(13)	196	(918)	(16)	(934)
Other (4)	20	(7)	13	46	(9)	37
Total	$2,306	$(39)	$2,267	$778	$1	$779
(1)    The gains (losses) in market making and similar activities are primarily offset by (losses) gains on trading liabilities that hedge these assets.
(2)    Includes the value of IRLCs on funded loans, including those sold during the period.
(3)    The net gains (losses) in market making and similar activities relate to the embedded derivatives in structured liabilities and are typically offset by (losses) gains on derivatives and securities that hedge these liabilities. For the cumulative impact of changes in the Corporation’s own credit spreads and the amount recognized in accumulated OCI, see Note 12 – Accumulated Other Comprehensive Income (Loss). For more information on how the Corporation’s own credit spread is determined, see Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
(4)    Includes gains (losses) on federal funds sold and securities borrowed or purchased under agreements to resell, other assets, long-term deposits, short-term borrowings and federal funds purchased and securities loaned or sold under agreements to repurchase.

Gains (Losses) Related to Borrower-specific Credit Risk for Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended March 31
(Dollars in millions)	2024	2023
Loans reported as trading account assets	$(32)	$40
Consumer and commercial loans	3	24
Loans held-for-sale	1	2
Unfunded loan commitments	(14)	(24)
Long-term debt	(3)	—
NOTE 16 Fair Value of Financial Instruments
The following disclosures include financial instruments that are not carried at fair value or only a portion of the ending balance is carried at fair value on the Consolidated Balance Sheet. Certain loans, deposits, long-term debt, unfunded lending commitments and other financial instruments are accounted for under the fair value option. For more information, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at March 31, 2024 and December 31, 2023 are presented in the following table.

Bank of America 86

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	March 31, 2024
Financial assets
Loans	$1,015,776	$48,886	$947,776	$996,662
Loans held-for-sale	8,571	5,649	2,922	8,571
Financial liabilities
Deposits (1)	1,946,496	1,947,737	—	1,947,737
Long-term debt	296,346	299,793	897	300,690
Commercial unfunded lending commitments (2)	1,236	58	3,183	3,241

	December 31, 2023
Financial assets
Loans	$1,020,281	$49,311	$949,977	$999,288
Loans held-for-sale	6,002	3,024	2,979	6,003
Financial liabilities
Deposits (1)	1,923,827	1,925,015	—	1,925,015
Long-term debt	302,204	303,070	913	303,983
Commercial unfunded lending commitments (2)	1,275	44	3,927	3,971
(1)    Includes demand deposits of $898.8 billion and $897.3 billion with no stated maturities at March 31, 2024 and December 31, 2023.
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
NOTE 17 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, Global Wealth & Investment Management, Global Banking and Global Markets, with the remaining operations recorded in All Other. For more information, see Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s
2023 Annual Report on Form 10-K. The following tables presents net income (loss) and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for the three months ended March 31, 2024 and 2023, and total assets at March 31, 2024 and 2023 for each business segment, as well as All Other.

Results of Business Segments and All Other

At and for the three months ended March 31	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2024	2023	2024	2023	2024	2023
Net interest income	$14,190	$14,582	$8,197	$8,593	$1,814	$1,876
Noninterest income	11,786	11,810	1,969	2,113	3,777	3,439
Total revenue, net of interest expense	25,976	26,392	10,166	10,706	5,591	5,315
Provision for credit losses	1,319	931	1,150	1,089	(13)	25
Noninterest expense	17,237	16,238	5,475	5,473	4,264	4,067
Income before income taxes	7,420	9,223	3,541	4,144	1,340	1,223
Income tax expense	746	1,062	885	1,036	335	306
Net income	$6,674	$8,161	$2,656	$3,108	$1,005	$917
Period-end total assets	$3,273,803	$3,194,657	$1,060,482	$1,124,438	$343,718	$349,888

	Global Banking		Global Markets		All Other
	2024	2023	2024	2023	2024	2023
Net interest income	$3,460	$3,907	$681	$109	$38	$97
Noninterest income	2,520	2,296	5,202	5,517	(1,682)	(1,555)
Total revenue, net of interest expense	5,980	6,203	5,883	5,626	(1,644)	(1,458)
Provision for credit losses	229	(237)	(36)	(53)	(11)	107
Noninterest expense	3,012	2,940	3,492	3,351	994	407
Income (loss) before income taxes	2,739	3,500	2,427	2,328	(2,627)	(1,972)
Income tax expense (benefit)	753	945	704	640	(1,931)	(1,865)
Net income (loss)	$1,986	$2,555	$1,723	$1,688	$(696)	$(107)
Period-end total assets	$623,204	$591,231	$902,741	$861,477	$343,658	$267,623
(1)There were no material intersegment revenues.

87 Bank of America

The table below presents noninterest income and the associated components for the three months ended March 31, 2024 and 2023 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Three Months Ended March 31
(Dollars in millions)	2024	2023	2024	2023	2024	2023
Fees and commissions:
Card income
Interchange fees	$931	$956	$732	$753	$(4)	$—
Other card income	532	513	540	521	14	12
Total card income	1,463	1,469	1,272	1,274	10	12
Service charges
Deposit-related fees	1,122	1,097	578	599	11	11
Lending-related fees	320	313	—	—	12	8
Total service charges	1,442	1,410	578	599	23	19
Investment and brokerage services
Asset management fees	3,270	2,918	55	47	3,219	2,873
Brokerage fees	917	934	23	27	381	365
Total investment and brokerage services	4,187	3,852	78	74	3,600	3,238
Investment banking fees
Underwriting income	901	569	—	—	63	39
Syndication fees	294	231	—	—	—	—
Financial advisory services	373	363	—	—	—	—
Total investment banking fees	1,568	1,163	—	—	63	39
Total fees and commissions	8,660	7,894	1,928	1,947	3,696	3,308
Market making and similar activities	3,888	4,712	5	5	34	34
Other income (loss)	(762)	(796)	36	161	47	97
Total noninterest income	$11,786	$11,810	$1,969	$2,113	$3,777	$3,439

	Global Banking		Global Markets		All Other (1)
	Three Months Ended March 31
	2024	2023	2024	2023	2024	2023
Fees and commissions:
Card income
Interchange fees	$186	$187	$17	$16	$—	$—
Other card income	2	3	—	—	(24)	(23)
Total card income	188	190	17	16	(24)	(23)
Service charges
Deposit-related fees	509	467	23	20	1	—
Lending-related fees	241	247	67	58	—	—
Total service charges	750	714	90	78	1	—
Investment and brokerage services
Asset management fees	—	—	—	—	(4)	(2)
Brokerage fees	18	9	495	533	—	—
Total investment and brokerage services	18	9	495	533	(4)	(2)
Investment banking fees
Underwriting income	381	229	510	314	(53)	(13)
Syndication fees	152	126	142	105	—	—
Financial advisory services	317	313	56	50	—	—
Total investment banking fees	850	668	708	469	(53)	(13)
Total fees and commissions	1,806	1,581	1,310	1,096	(80)	(38)
Market making and similar activities	68	45	3,830	4,398	(49)	230
Other income (loss)	646	670	62	23	(1,553)	(1,747)
Total noninterest income	$2,520	$2,296	$5,202	$5,517	$(1,682)	$(1,555)
(1)All Other includes eliminations of intercompany transactions.

Bank of America 88

The table below presents a reconciliation of the four business segments’ total revenue, net of interest expense, on an FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet.

Business Segment Reconciliations

	Three Months Ended March 31
(Dollars in millions)	2024	2023
Segments’ total revenue, net of interest expense	$27,620	$27,850
Adjustments (1):
Asset and liability management activities	(72)	(225)
Liquidating businesses, eliminations and other	(1,572)	(1,233)
FTE basis adjustment	(158)	(134)
Consolidated revenue, net of interest expense	$25,818	$26,258
Segments’ total net income	7,370	8,268
Adjustments, net-of-tax (1):
Asset and liability management activities	(56)	(174)
Liquidating businesses, eliminations and other	(640)	67
Consolidated net income	$6,674	$8,161

	March 31
	2024	2023
Segments’ total assets	$2,930,145	$2,927,034
Adjustments (1):
Asset and liability management activities, including securities portfolio	1,267,264	1,229,425
Elimination of segment asset allocations to match liabilities	(987,051)	(1,024,196)
Other	63,445	62,394
Consolidated total assets	$3,273,803	$3,194,657
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

91 Bank of America

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

Bank of America 92

Part II. Other Information
Bank of America Corporation and Subsidiaries
Item 1. Legal Proceedings
See Litigation and Regulatory Matters in Note 10 – Commitments and Contingencies to the Consolidated Financial Statements, which is incorporated by reference in this Item 1, for litigation and regulatory disclosure that supplements the disclosure in Note 12 – Commitments and Contingencies to the
Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
Item 1A. Risk Factors
There are no material changes from the risk factors set forth under Part 1, Item 1A. Risk Factors of the Corporation’s 2023 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents share repurchase activity for the three months ended March 31, 2024. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Buyback Authority Amounts
January 1 - 31, 2024	13,259	$32.68	12,110	$12,347
February 1 - 29, 2024	45,003	33.76	25,483	11,492
March 1 - 31, 2024	40,360	35.61	34,957	10,242
Three months ended March 31, 2024	98,622	34.38	72,550
(1)Includes 26 million shares of the Corporation’s common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)In October 2021, the Corporation’s Board of Directors (Board) authorized the repurchase of up to $25 billion of common stock over time (October 2021 Authorization). Additionally, the Board authorized repurchases to offset shares awarded under equity-based compensation plans. In September 2023, the Board modified the October 2021 Authorization, effective October 1, 2023, to include repurchases to offset shares awarded under equity-based compensation plans when determining the remaining repurchase authority. During the three months ended March 31, 2024, pursuant to the Board’s authorizations, the Corporation repurchased approximately 73 million shares, or $2.5 billion, of its common stock, including repurchases to offset shares awarded under equity-based compensation plans. For more information, see Capital Management – CCAR and Capital Planning in the MD&A on page 16 and Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.

The Corporation did not have any unregistered sales of equity securities during the three months ended March 31, 2024.
Item 5. Other Information
Trading Arrangements
During the fiscal quarter ended March 31, 2024, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Corporation’s securities.
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Pursuant to Section 13(r) of the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, the Corporation is not aware of any other activity, transaction or dealing by any of its affiliates during the quarter ended March 31, 2024 that requires disclosure under Section 13(r) of the Exchange Act.
During the first quarter of 2024, Bank of America, National Association (BANA), a U.S. subsidiary of Bank of America Corporation, processed 14 authorized wire payments totaling $5,603,466 pursuant to a general license issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control regarding Afghanistan or governing institutions in Afghanistan. These payments for BANA clients were processed to Afghan state-owned banks, which are subject to Executive Order 13224. There was no measurable gross revenue or net profit to the Corporation relating to these transactions, except nominal fees received by BANA for processing payments. The Corporation may in the future engage in similar transactions for its clients to the extent permitted by U.S. law.

93 Bank of America

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended and in effect on the date hereof		10-Q	3.1	4/29/22	1-6523

3.2	Amended and Restated Bylaws of the Corporation as in effect on the date hereof		10-K	3.2	2/22/23	1-6523

4.1	Form of Global Senior Medium-Term Note, Series N		S-3	4.4	3/5/2024	333-277673

4.2	Form of Global Subordinated Medium-Term Note, Series N		S-3	4.6	3/5/2024	333-277673

10.1	Form of Cash-Settled Restricted Stock Units Award Agreement under the 2023 BACEP	1, 2

10.2	Form of Performance-Based Restricted Stock Units Award Agreement under the 2023 BACEP	1, 2

10.3	Form of Time-Based Cash-Settled Restricted Stock Units Award Agreement under the 2023 BACEP	1, 2

10.4	Form of Time-Based Share-Settled Restricted Stock Units Award Agreement under the 2023 BACEP	1, 2

10.5	Form of Acknowledgement of and Agreement to the Incentive Compensation Recoupment Policy	1, 2

22	Subsidiary Issuers of Guaranteed Securities		10-K	22	2/22/23	1-6523

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	3

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	3

101.INS	Inline XBRL Instance Document	4

101.SCH	Inline XBRL Taxonomy Extension Schema Document	1

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	1

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	1

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	1

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Bank of America Corporation Registrant

Date:	April 30, 2024	/s/ Rudolf A. Bless
Rudolf A. Bless Chief Accounting Officer

Bank of America 94