Form 10-Q
period 2024-06-30
BANK OF AMERICA CORP /DE/
filed 2024-07-30
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
Yes ☐ No ☑
On July 29, 2024, there were 7,759,577,413 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation and Subsidiaries
June 30, 2024
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
You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties more fully discussed under Item 1A. Risk Factors of the Corporation’s 2023 Annual Report on Form 10-K and in any of the Corporation’s subsequent Securities and Exchange Commission filings: the Corporation’s potential judgments, orders, settlements, penalties, fines and reputational damage, which are inherently difficult to predict, resulting from pending, threatened or future litigation and regulatory investigations, proceedings and enforcement actions, of which the Corporation is subject to in the ordinary course of business, including matters related to our processing of unemployment benefits for California and certain other states, the features of our automatic credit card payment service, the adequacy of the Corporation’s anti-money laundering and economic sanctions programs, the processing of electronic payments and related fraud and the rates paid on uninvested cash in investment advisory accounts that is swept into interest-paying bank deposits, which are in various stages; the possibility that the Corporation's future liabilities may be in excess of its recorded liability and estimated range of possible loss for litigation, and regulatory and government actions; the possibility that the Corporation could face increased claims from one or more parties involved in mortgage securitizations; the Corporation's ability to resolve representations and warranties repurchase and related claims; the risks related to the discontinuation of reference rates, including increased expenses and litigation and the effectiveness of hedging strategies; uncertainties about the financial stability and growth rates of non-U.S. jurisdictions, the risk that those jurisdictions may face difficulties servicing their sovereign debt, and related stresses on financial markets, currencies and trade, and the Corporation’s exposures to such risks, including direct, indirect and operational;
the impact of U.S. and global interest rates, inflation, currency exchange rates, economic conditions, trade policies and tensions, including tariffs, and potential geopolitical instability; the impact of the interest rate, inflationary, macroeconomic, banking and regulatory environment on the Corporation’s assets, business, financial condition and results of operations; the impact of adverse developments affecting the U.S. or global banking industry, including bank failures and liquidity concerns, resulting in worsening economic and market volatility, and regulatory responses thereto; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business; potential losses related to the Corporation’s concentration of credit risk; the Corporation’s ability to achieve its expense targets and expectations regarding revenue, net interest income, provision for credit losses, net charge-offs, effective tax rate, loan growth or other projections; variances to the underlying assumptions and judgments used in estimating banking book net interest income sensitivity; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements, stress capital buffer requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of changes in or interpretations of income tax laws and regulations; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including, but not limited to, recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards, derivatives regulations and potential changes to loss allocations between financial institutions and customers, including for losses incurred from the use of our products and services, including electronic payments and payment of checks, that were authorized by the customer but induced by fraud; the impact of failures or disruptions in or breaches of the Corporation’s operations or information systems, or those of third parties, including as a result of cybersecurity incidents; the risks related to the development, implementation, use and management of emerging technologies, including artificial intelligence and machine learning; the risks related to the transition and physical impacts of climate change; our ability to achieve environmental, social and governance goals and commitments or the impact of any changes in the Corporation’s sustainability strategy or commitments generally; the impact of uncertain political conditions or any future federal government

Bank of America 2

shutdown and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary or regulatory policy; the emergence or continuation of widespread health emergencies or pandemics; the impact of natural disasters, extreme weather events, military conflicts (including the Russia/Ukraine conflict, the conflict in the Middle East, the possible expansion of such conflicts and potential geopolitical consequences), terrorism or other geopolitical events; and other matters.
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
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “Bank of America,” “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At June 30, 2024, the Corporation had $3.3 trillion in assets and a headcount of approximately 212,000 employees.
As of June 30, 2024, we served clients through operations across the U.S., its territories and more than 35 countries. Our retail banking footprint covers all major markets in the U.S., and we serve approximately 69 million consumer and small business clients with approximately 3,800 retail financial centers, approximately 15,000 ATMs, and leading digital banking platforms (www.bankofamerica.com) with approximately
47 million active users, including approximately 39 million active mobile users. We offer industry-leading support to approximately four million small business households. Our GWIM businesses, with client balances of $4.0 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
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
Recent Developments
Capital Management
On June 26, 2024, the Board of Governors of the Federal Reserve System (Federal Reserve) announced the results of the 2024 Comprehensive Capital Analysis and Review (CCAR) supervisory stress tests. Based on the results, our stress capital buffer (SCB) is expected to be 3.2 percent, and the Common equity tier 1 (CET1) minimum requirement will be 10.7 percent when finalized. The new SCB will be effective from October 1, 2024 through September 30, 2025.
On July 24, 2024, the Corporation’s Board of Directors (the Board) authorized a $25 billion common stock repurchase program, effective August 1, 2024, to replace the Corporation’s existing program, which will expire on the same date. For more information, see Capital Management – CCAR and Capital Planning on page 21. The Board also declared a quarterly common stock dividend of $0.26 per share, an increase of eight percent compared to the prior dividend, payable on September 27, 2024 to shareholders of record as of September 6, 2024.
For more information on our capital resources and regulatory developments, see Capital Management beginning on page 21.

3 Bank of America

Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions, except per share information)	2024	2023	2024	2023
Income statement
Net interest income	$13,702	$14,158	$27,734	$28,606
Noninterest income	11,675	11,039	23,461	22,849
Total revenue, net of interest expense	25,377	25,197	51,195	51,455
Provision for credit losses	1,508	1,125	2,827	2,056
Noninterest expense	16,309	16,038	33,546	32,276
Income before income taxes	7,560	8,034	14,822	17,123
Income tax expense	663	626	1,251	1,554
Net income	6,897	7,408	13,571	15,569
Preferred stock dividends	315	306	847	811
Net income applicable to common shareholders	$6,582	$7,102	$12,724	$14,758
Per common share information
Earnings	$0.83	$0.88	$1.60	$1.83
Diluted earnings	0.83	0.88	1.59	1.82
Dividends paid	0.24	0.22	0.48	0.44
Performance ratios
Return on average assets (1)	0.85%	0.94%	0.84%	1.00%
Return on average common shareholders’ equity (1)	9.98	11.21	9.67	11.84
Return on average tangible common shareholders’ equity (2)	13.57	15.49	13.15	16.42
Efficiency ratio (1)	64.26	63.65	65.53	62.73
			June 30 2024	December 31 2023

Balance sheet
Total loans and leases			$1,056,785	$1,053,732
Total assets			3,257,996	3,180,151
Total deposits			1,910,491	1,923,827
Total liabilities			2,964,104	2,888,505
Total common shareholders’ equity			267,344	263,249
Total shareholders’ equity			293,892	291,646
(1)For definitions, see Key Metrics on page 103.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most directly comparable financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 48.
Net income was $6.9 billion and $13.6 billion, or $0.83 and $1.59 per diluted share, for the three and six months ended June 30, 2024 compared to $7.4 billion and $15.6 billion, or $0.88 and $1.82 per diluted share, for the same periods in 2023. The decrease in net income was primarily due to higher noninterest expense and provision for credit losses.
Total assets increased $77.8 billion from December 31, 2023 to $3.3 trillion primarily driven by higher securities borrowed or purchased under agreements to resell and trading account assets to support Global Markets client activity.
Total liabilities increased $75.6 billion from December 31, 2023 to $3.0 trillion primarily driven by higher securities loaned or sold under agreements to repurchase to support Global Markets client activity.
Shareholders’ equity increased $2.2 billion from December 31, 2023 primarily due to net income, partially offset by returns of capital to shareholders through common stock repurchases, common and preferred stock dividends, and preferred stock redemptions.
Net Interest Income
Net interest income decreased $456 million to $13.7 billion, and $872 million to $27.7 billion for the three and six months ended June 30, 2024 compared to the same periods in 2023. Net interest yield on a fully taxable-equivalent (FTE) basis decreased 13 basis points (bps) to 1.93 percent and 17 bps to 1.96 percent for the same periods. The decreases were primarily driven by higher deposit costs, partially offset by higher asset yields and higher net interest income related to Global Markets activity. For more information on net interest yield and FTE basis, see Supplemental Financial Data on page 6, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 44.

Bank of America 4

Noninterest Income

Table 2	Noninterest Income

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2024	2023	2024	2023
Fees and commissions:
Card income		$1,581	$1,546	$3,044	$3,015
Service charges		1,507	1,364	2,949	2,774
Investment and brokerage services		4,320	3,839	8,507	7,691
Investment banking fees		1,561	1,212	3,129	2,375
Total fees and commissions		8,969	7,961	17,629	15,855
Market making and similar activities		3,298	3,697	7,186	8,409
Other income		(592)	(619)	(1,354)	(1,415)
Total noninterest income		$11,675	$11,039	$23,461	$22,849
Noninterest income increased $636 million to $11.7 billion and $612 million to $23.5 billion for the three and six months ended June 30, 2024 compared to the same periods in 2023. The following highlights the significant changes.
●    Service charges increased $143 million and $175 million primarily driven by higher treasury service charges.
●    Investment and brokerage services increased $481 million and $816 million primarily driven by higher asset management fees due to higher average equity market valuations and positive assets under management (AUM) flows, partially offset by the impact of lower AUM pricing.
●    Investment banking fees increased $349 million and $754 million primarily due to higher debt and equity issuance fees.
●    Market making and similar activities decreased $399 million and $1.2 billion primarily driven by lower trading revenue from macro products in Fixed Income, Currencies and Commodities (FICC). The decreases were partially offset by higher trading revenue in Equities.
Provision for Credit Losses
The provision for credit losses increased $383 million to $1.5 billion and $771 million to $2.8 billion for the three and six months ended June 30, 2024 compared to the same periods in 2023. The provision for credit losses for the current-year periods was primarily driven by credit card loans and the commercial real estate office portfolio, partially offset by an improved macroeconomic outlook. For more information on the provision for credit losses, see Allowance for Credit Losses on page 40.

Noninterest Expense

Table 3	Noninterest Expense

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2024	2023	2024	2023
Compensation and benefits		$9,826	$9,401	$20,021	$19,319
Occupancy and equipment		1,818	1,776	3,629	3,575
Information processing and communications		1,763	1,644	3,563	3,341
Product delivery and transaction related		891	956	1,742	1,846
Marketing		487	513	942	971
Professional fees		654	527	1,202	1,064
Other general operating		870	1,221	2,447	2,160
Total noninterest expense		$16,309	$16,038	$33,546	$32,276
Noninterest expense increased $271 million to $16.3 billion and $1.3 billion to $33.5 billion for the three and six months ended June 30, 2024 compared to the same periods in 2023. The increases in both periods were primarily driven by higher investments in people and revenue-related compensation, partially offset by lower litigation expense. The increase in the six-month period also included the additional accrual of $700 million for the Federal Deposit Insurance Corporation (FDIC) special assessment recorded in the first quarter of 2024, as well as higher investments in technology.

5 Bank of America

Income Tax Expense

Table 4	Income Tax Expense

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2024	2023	2024	2023
Income before income taxes		$7,560	$8,034	$14,822	$17,123
Income tax expense		663	626	1,251	1,554
Effective tax rate		8.8%	7.8%	8.4%	9.1%
The effective tax rates for the three and six months ended June 30, 2024 and 2023 were primarily driven by our recurring tax preference benefits that mainly consist of tax credits from investments in affordable housing and renewable energy. Also included in the effective tax rate for the six months ended June 30, 2024 was the discrete benefit from the $700 million charge recorded in the first quarter for the FDIC special assessment. Absent the tax credits and discrete tax benefits, the effective tax rates would have been approximately 25 percent and 26 percent for the three months ended June 30, 2024 and 2023 and 26 percent for both the six months ended June 30, 2024 and 2023.
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
For information on key segment performance metrics, see Business Segment Operations on page 10.

Bank of America 6

Table 5	Selected Financial Data
						Six Months Ended June 30
	2024 Quarters		2023 Quarters
(In millions, except per share information)	Second	First	Fourth	Third	Second	2024	2023
Income statement
Net interest income	$13,702	$14,032	$13,946	$14,379	$14,158	$27,734	$28,606
Noninterest income	11,675	11,786	8,013	10,788	11,039	23,461	22,849
Total revenue, net of interest expense	25,377	25,818	21,959	25,167	25,197	51,195	51,455
Provision for credit losses	1,508	1,319	1,104	1,234	1,125	2,827	2,056
Noninterest expense	16,309	17,237	17,731	15,838	16,038	33,546	32,276
Income before income taxes	7,560	7,262	3,124	8,095	8,034	14,822	17,123
Income tax expense	663	588	(20)	293	626	1,251	1,554
Net income	6,897	6,674	3,144	7,802	7,408	13,571	15,569
Net income applicable to common shareholders	6,582	6,142	2,838	7,270	7,102	12,724	14,758
Average common shares issued and outstanding	7,897.9	7,968.2	7,990.9	8,017.1	8,040.9	7,933.3	8,053.5
Average diluted common shares issued and outstanding	7,960.9	8,031.4	8,062.5	8,075.9	8,080.7	7,996.2	8,162.6
Performance ratios
Return on average assets (1)	0.85%	0.83%	0.39%	0.99%	0.94%	0.84%	1.00%
Four-quarter trailing return on average assets (2)	0.76	0.78	0.84	0.98	0.96	n/a	n/a
Return on average common shareholders’ equity (1)	9.98	9.35	4.33	11.24	11.21	9.67	11.84
Return on average tangible common shareholders’ equity (3)	13.57	12.73	5.92	15.47	15.49	13.15	16.42
Return on average shareholders’ equity (1)	9.45	9.18	4.32	10.86	10.52	9.32	11.22
Return on average tangible shareholders’ equity (3)	12.42	12.07	5.71	14.41	14.00	12.25	14.97
Total ending equity to total ending assets	9.02	8.97	9.17	9.10	9.07	9.02	9.07
Common equity ratio (1)	8.21	8.10	8.28	8.20	8.16	8.21	8.16
Total average equity to total average assets	8.96	9.01	8.98	9.11	8.89	8.98	8.92
Dividend payout (1)	28.66	31.11	67.42	26.39	24.88	29.84	23.99
Per common share data
Earnings	$0.83	$0.77	$0.36	$0.91	$0.88	$1.60	$1.83
Diluted earnings	0.83	0.76	0.35	0.90	0.88	1.59	1.82
Dividends paid	0.24	0.24	0.24	0.24	0.22	0.48	0.44
Book value (1)	34.39	33.71	33.34	32.65	32.05	34.39	32.05
Tangible book value (3)	25.37	24.79	24.46	23.79	23.23	25.37	23.23
Market capitalization	$309,202	$298,312	$265,840	$216,942	$228,188	$309,202	$228,188
Average balance sheet
Total loans and leases	$1,051,472	$1,047,890	$1,050,705	$1,046,254	$1,046,608
Total assets	3,274,988	3,247,159	3,213,159	3,128,466	3,175,358
Total deposits	1,909,925	1,907,462	1,905,011	1,876,153	1,875,353
Long-term debt	243,689	254,782	256,262	245,819	248,480
Common shareholders’ equity	265,290	264,114	260,221	256,578	254,028
Total shareholders’ equity	293,403	292,511	288,618	284,975	282,425
Asset quality
Allowance for credit losses (4)	$14,342	$14,371	$14,551	$14,640	$14,338
Nonperforming loans, leases and foreclosed properties (5)	5,691	6,034	5,630	4,993	4,274
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.26%	1.26%	1.27%	1.27%	1.24%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	242	225	243	275	314
Net charge-offs	$1,533	$1,498	$1,192	$931	$869
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.59%	0.58%	0.45%	0.35%	0.33%
Capital ratios at period end (6)
Common equity tier 1 capital	11.9%	11.9%	11.8%	11.9%	11.6%
Tier 1 capital	13.5	13.6	13.5	13.6	13.3
Total capital	15.1	15.2	15.2	15.4	15.1
Tier 1 leverage	7.0	7.1	7.1	7.3	7.1
Supplementary leverage ratio	6.0	6.0	6.1	6.2	6.0
Tangible equity (3)	7.0	7.0	7.1	7.0	7.0
Tangible common equity (3)	6.2	6.1	6.2	6.1	6.1
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets	28.2%	28.7%	29.0%	29.3%	28.8%
Total loss-absorbing capacity to supplementary leverage exposure	12.5	12.8	13.0	13.3	13.0
Eligible long-term debt to risk-weighted assets	13.7	14.2	14.5	14.8	14.6
Eligible long-term debt to supplementary leverage exposure	6.0	6.3	6.5	6.7	6.6
(1)For definitions, see Key Metrics on page 103.
(2)Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.
(3)Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 6 and Non-GAAP Reconciliations on page 48.
(4)Includes the allowance for loan and lease losses and the reserve for unfunded lending commitments.
(5)Balances and ratios do not include loans accounted for under the fair value option. For additional exclusions from nonperforming loans, leases and foreclosed properties, see Consumer Portfolio Credit Risk Management – Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity on page 33 and corresponding Table 25 and Commercial Portfolio Credit Risk Management – Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity on page 37 and corresponding Table 31.
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 21.
n/a = not applicable

7 Bank of America

Table 6	Quarterly Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	Second Quarter 2024			Second Quarter 2023
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$345,423	$4,498	5.24%	$359,042	$4,303	4.81%
Time deposits placed and other short-term investments	10,845	123	4.55	11,271	129	4.56
Federal funds sold and securities borrowed or purchased under agreements to resell	318,380	5,159	6.52	294,535	4,955	6.75
Trading account assets	202,295	2,542	5.05	187,420	2,091	4.47
Debt securities	852,427	6,352	2.98	771,355	4,717	2.44
Loans and leases (2)
Residential mortgage	227,567	1,824	3.21	228,758	1,704	2.98
Home equity	25,529	405	6.38	25,957	353	5.45
Credit card	98,983	2,825	11.48	94,431	2,505	10.64
Direct/Indirect and other consumer	103,689	1,428	5.54	104,915	1,274	4.87
Total consumer	455,768	6,482	5.71	454,061	5,836	5.15
U.S. commercial	386,232	5,267	5.49	379,027	4,786	5.06
Non-U.S. commercial	123,094	2,170	7.09	125,827	1,949	6.21
Commercial real estate (3)	71,345	1,285	7.24	74,065	1,303	7.06
Commercial lease financing	15,033	196	5.22	13,628	149	4.38
Total commercial	595,704	8,918	6.02	592,547	8,187	5.54
Total loans and leases	1,051,472	15,400	5.89	1,046,608	14,023	5.37
Other earning assets	107,093	2,940	11.04	102,712	2,271	8.88
Total earning assets	2,887,935	37,014	5.15	2,772,943	32,489	4.70
Cash and due from banks	24,208			26,098
Other assets, less allowance for loan and lease losses	362,845			376,317
Total assets	$3,274,988			$3,175,358
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$941,109	$5,234	2.24%	$951,403	$3,565	1.50%
Time and savings deposits	348,689	3,331	3.84	230,008	1,452	2.53
Total U.S. interest-bearing deposits	1,289,798	8,565	2.67	1,181,411	5,017	1.70
Non-U.S. interest-bearing deposits	106,496	1,090	4.12	96,802	768	3.18
Total interest-bearing deposits	1,396,294	9,655	2.78	1,278,213	5,785	1.82
Federal funds purchased and securities loaned or sold under agreements to repurchase	371,372	6,171	6.68	322,728	5,807	7.22
Short-term borrowings and other interest-bearing liabilities	152,742	2,899	7.64	163,739	2,548	6.24
Trading account liabilities	53,895	540	4.03	44,944	472	4.22
Long-term debt	243,689	3,887	6.40	248,480	3,584	5.78
Total interest-bearing liabilities	2,217,992	23,152	4.20	2,058,104	18,196	3.55
Noninterest-bearing sources
Noninterest-bearing deposits	513,631			597,140
Other liabilities (4)	249,962			237,689
Shareholders’ equity	293,403			282,425
Total liabilities and shareholders’ equity	$3,274,988			$3,175,358
Net interest spread			0.95%			1.15%
Impact of noninterest-bearing sources			0.98			0.91
Net interest income/yield on earning assets (5)		$13,862	1.93%		$14,293	2.06%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 44.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes U.S. commercial real estate loans of $65.3 billion and $68.0 billion, and non-U.S. commercial real estate loans of $6.0 billion for both the second quarter of 2024 and 2023.
(4)Includes $46.6 billion and $39.9 billion of structured notes and liabilities for the second quarter of 2024 and 2023.
(5)Net interest income includes FTE adjustments of $160 million and $135 million for the second quarter of 2024 and 2023.

Bank of America 8

Table 7	Year-to-Date Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
	Six Months Ended June 30
(Dollars in millions)	2024			2023
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$345,943	$9,029	5.25%	$281,303	$6,302	4.52%
Time deposits placed and other short-term investments	10,286	239	4.67	10,928	237	4.37
Federal funds sold and securities borrowed or purchased under agreements to resell	311,600	10,334	6.67	291,053	8,667	6.01
Trading account assets	202,377	5,024	4.99	185,549	4,131	4.49
Debt securities	847,455	12,514	2.95	811,046	10,202	2.51
Loans and leases (2)
Residential mortgage	227,658	3,627	3.19	229,015	3,388	2.96
Home equity	25,526	795	6.26	26,234	670	5.15
Credit card	99,399	5,611	11.35	93,110	4,931	10.68
Direct/Indirect and other consumer	103,529	2,827	5.49	105,284	2,460	4.71
Total consumer	456,112	12,860	5.66	453,643	11,449	5.08
U.S. commercial	382,898	10,503	5.52	377,945	9,257	4.94
Non-U.S. commercial	124,059	4,340	7.03	126,412	3,727	5.95
Commercial real estate (3)	71,666	2,596	7.28	72,337	2,447	6.82
Commercial lease financing	14,946	396	5.31	13,657	296	4.35
Total commercial	593,569	17,835	6.04	590,351	15,727	5.37
Total loans and leases	1,049,681	30,695	5.88	1,043,994	27,176	5.24
Other earning assets	106,915	5,622	10.57	98,592	4,563	9.33
Total earning assets	2,874,257	73,457	5.14	2,722,465	61,278	4.53
Cash and due from banks	24,197			26,936
Other assets, less allowance for loan and lease losses	362,617			386,478
Total assets	$3,261,071			$3,135,879
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	948,912	10,246	2.17%	963,178	6,355	1.33%
Time and savings deposits	337,228	6,390	3.81	213,587	2,371	2.24
Total U.S. interest-bearing deposits	1,286,140	16,636	2.60	1,176,765	8,726	1.50
Non-U.S. interest-bearing deposits	105,434	2,157	4.11	94,218	1,373	2.94
Total interest-bearing deposits	1,391,574	18,793	2.72	1,270,983	10,099	1.60
Federal funds purchased, securities loaned or sold under agreements to repurchase	360,939	12,197	6.80	289,556	9,358	6.52
Short-term borrowings and other interest-bearing liabilities	146,917	5,408	7.40	160,331	5,177	6.51
Trading account liabilities	52,826	1,086	4.14	44,451	976	4.43
Long-term debt	249,234	7,921	6.37	246,630	6,793	5.53
Total interest-bearing liabilities	2,201,490	45,405	4.15	2,011,951	32,403	3.24
Noninterest-bearing sources
Noninterest-bearing deposits	517,119			613,468
Other liabilities (4)	249,505			230,607
Shareholders’ equity	292,957			279,853
Total liabilities and shareholders’ equity	$3,261,071			$3,135,879
Net interest spread			0.99%			1.29%
Impact of noninterest-bearing sources			0.97			0.84
Net interest income/yield on earning assets (5)		$28,052	1.96%		$28,875	2.13%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 44.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes U.S. commercial real estate loans of $65.8 billion and $66.8 billion, and non-U.S. commercial real estate loans of $5.9 billion and $5.5 billion for the six months ended June 30, 2024 and 2023.
(4)Includes $45.3 billion and $38.6 billion of structured notes and liabilities for the six months ended June 30, 2024 and 2023.
(5)Net interest income includes FTE adjustments of $318 million and $269 million for the six months ended June 30, 2024 and 2023.

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
Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
	Three Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023	2024	2023	% Change
Net interest income	$5,220	$5,733	$2,898	$2,704	$8,118	$8,437	(4)%
Noninterest income:
Card income	(10)	(10)	1,371	1,351	1,361	1,341	1
Service charges	614	524	—	1	614	525	17
All other income	95	177	18	44	113	221	(49)
Total noninterest income	699	691	1,389	1,396	2,088	2,087	—
Total revenue, net of interest expense	5,919	6,424	4,287	4,100	10,206	10,524	(3)

Provision for credit losses	74	103	1,207	1,164	1,281	1,267	1
Noninterest expense	3,385	3,428	2,079	2,025	5,464	5,453	—
Income before income taxes	2,460	2,893	1,001	911	3,461	3,804	(9)
Income tax expense	616	723	250	228	866	951	(9)
Net income	$1,844	$2,170	$751	$683	$2,595	$2,853	(9)

Effective tax rate (1)					25.0%	25.0%

Net interest yield	2.22%	2.29%	3.78%	3.58%	3.29%	3.24%
Return on average allocated capital	54	64	10	10	24	27
Efficiency ratio	57.20	53.33	48.49	49.43	53.54	51.81

Balance Sheet
	Three Months Ended June 30
Average	2024	2023	2024	2023	2024	2023	% Change
Total loans and leases	$4,299	$4,078	$307,955	$302,584	$312,254	$306,662	2%
Total earning assets (2)	946,784	1,002,528	308,116	302,944	992,304	1,045,743	(5)
Total assets (2)	979,302	1,035,969	313,070	309,228	1,029,777	1,085,469	(5)
Total deposits	944,363	1,001,307	4,817	5,030	949,180	1,006,337	(6)
Allocated capital	13,700	13,700	29,550	28,300	43,250	42,000	3

(1)    Estimated at the segment level only.
(2) In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.

Bank of America 10

	Deposits		Consumer Lending		Total Consumer Banking
	Six Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023	2024	2023	% Change
Net interest income	$10,489	$11,549	$5,826	$5,481	$16,315	$17,030	(4)%
Noninterest income:
Card income	(20)	(20)	2,653	2,635	2,633	2,615	1
Service charges	1,191	1,122	1	2	1,192	1,124	6
All other income	197	374	35	87	232	461	(50)
Total noninterest income	1,368	1,476	2,689	2,724	4,057	4,200	(3)
Total revenue, net of interest expense	11,857	13,025	8,515	8,205	20,372	21,230	(4)

Provision for credit losses	150	286	2,281	2,070	2,431	2,356	3
Noninterest expense	6,764	6,843	4,175	4,083	10,939	10,926	—
Income before income taxes	4,943	5,896	2,059	2,052	7,002	7,948	(12)
Income tax expense	1,236	1,474	515	513	1,751	1,987	(12)
Net income	$3,707	$4,422	$1,544	$1,539	$5,251	$5,961	(12)

Effective tax rate (1)					25.0%	25.0%

Net interest yield	2.22%	2.30%	3.80%	3.67%	3.30%	3.25%
Return on average allocated capital	54	65	11	11	24	29
Efficiency ratio	57.04	52.53	49.04	49.77	53.70	51.46

Balance Sheet
	Six Months Ended June 30
Average	2024	2023	2024	2023	2024	2023	% Change
Total loans and leases	$4,270	$4,099	$308,376	$301,126	$312,646	$305,225	2%
Total earning assets (2)	948,489	1,012,432	308,515	301,378	993,931	1,055,419	(6)
Total assets (2)	981,080	1,045,933	313,433	307,760	1,031,439	1,095,302	(6)
Total deposits	946,103	1,011,285	4,720	4,949	950,823	1,016,234	(6)
Allocated capital	13,700	13,700	29,550	28,300	43,250	42,000	3

Period end	June 30 2024	December 31 2023	June 30 2024	December 31 2023	June 30 2024	December 31 2023	% Change
Total loans and leases	$4,357	$4,218	$308,444	$310,901	$312,801	$315,119	(1)%
Total earning assets (2)	948,823	965,088	308,592	311,008	995,348	1,009,360	(1)
Total assets (2)	981,546	999,372	314,481	317,194	1,033,960	1,049,830	(2)
Total deposits	946,420	964,136	6,053	5,436	952,473	969,572	(2)
See page 10 for footnotes.
Consumer Banking, comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. For more information about Consumer Banking, see Business Segment Operations in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
Consumer Banking Results
Three-Month Comparison
Net income for Consumer Banking decreased $258 million to $2.6 billion primarily due to lower revenue. Net interest income decreased $319 million to $8.1 billion primarily driven by lower deposit balances, partially offset by higher loan balances. Noninterest income was $2.1 billion, largely unchanged from the same period a year ago.
The provision for credit losses was $1.3 billion, relatively unchanged from the same period a year ago. Noninterest expense was $5.5 billion, relatively unchanged from the same period a year ago.

The return on average allocated capital was 24 percent, down from 27 percent, due to an increase in allocated capital and lower net income. For information on capital allocated to the business segments, see Business Segment Operations on page 10.
Six-Month Comparison
Net income for Consumer Banking decreased $710 million to $5.3 billion primarily due to lower revenue. Net interest income decreased $715 million to $16.3 billion primarily due to the same factors as described in the three-month discussion. Noninterest income decreased $143 million to $4.1 billion, primarily due to lower other income driven by the allocation of asset and liability management (ALM) results.
The provision for credit losses increased $75 million to $2.4 billion primarily driven by credit card loans. Noninterest expense was $10.9 billion, relatively unchanged from the same period a year ago.
The return on average allocated capital was 24 percent, down from 29 percent, primarily due to an increase in allocated capital and lower net income.

11 Bank of America

Deposits
Three-Month Comparison
Net income for Deposits decreased $326 million to $1.8 billion primarily due to lower revenue. Net interest income decreased $513 million to $5.2 billion primarily driven by lower deposit balances. Noninterest income was $699 million, relatively unchanged from the same period a year ago.
Noninterest expense was $3.4 billion, relatively unchanged from the same period a year ago.
Average deposits decreased $56.9 billion to $944.4 billion primarily due to net outflows of $60.9 billion in money market savings and $26.1 billion in checking, partially offset by growth in time deposits of $40.1 billion.

Six-Month Comparison
Net income for Deposits decreased $715 million to $3.7 billion primarily due to lower revenue. Net interest income decreased $1.1 billion to $10.5 billion primarily due to the same factor as described in the three-month discussion. Noninterest income decreased $108 million to $1.4 billion primarily driven by the allocation of ALM results.
Average deposits decreased $65.2 billion to $946.1 billion primarily due to net outflows of $67.2 billion in money market savings and $29.1 billion in checking, partially offset by growth in time deposits of $41.8 billion.
The table below provides key performance indicators for Deposits. Management uses these metrics, and we believe they are useful to investors because they provide additional information to evaluate our deposit profitability and digital/mobile trends.

Key Statistics – Deposits

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Total deposit spreads (excludes noninterest costs) (1)	2.77%	2.67%	2.73%	2.60%

Period end
Consumer investment assets (in millions) (2)			$476,116	$386,761
Active digital banking users (in thousands) (3)			47,304	45,713
Active mobile banking users (in thousands) (4)			38,988	37,329
Financial centers			3,786	3,887
ATMs			14,972	15,335
(1)Includes deposits held in Consumer Lending.
(2)Includes client brokerage assets, deposit sweep balances, Bank of America, N.A. brokered CDs and AUM in Consumer Banking.
(3)Represents mobile and/or online active users over the past 90 days.
(4)Represents mobile active users over the past 90 days.
Consumer investment assets increased $89.4 billion from June 30, 2023 to $476.1 billion at June 30, 2024 driven by market performance and positive net client flows. Active mobile banking users increased approximately two million, reflecting continuing changes in our clients’ banking preferences. Since June 30, 2023, we have had a net decrease of 101 financial centers and 363 ATMs as we continue to optimize our consumer banking network.
Consumer Lending
Three-Month Comparison
Net income for Consumer Lending increased $68 million to $751 million primarily due to higher revenue. Net interest income increased $194 million to $2.9 billion primarily due to higher loan balances. Noninterest income was $1.4 billion, relatively unchanged from the same period a year ago.
The provision for credit losses was $1.2 billion, relatively unchanged from the same period a year ago. Noninterest expense increased $54 million to $2.1 billion, relatively unchanged from the same period a year ago.
Average loans increased $5.4 billion to $308.0 billion primarily driven by an increase in credit card loans.

Six-Month Comparison
Net income for Consumer Lending was $1.5 billion, relatively unchanged from the same period a year ago. Net interest income increased $345 million to $5.8 billion primarily due to the same factor as described in the three-month discussion. Noninterest income was $2.7 billion, relatively unchanged from the same period a year ago.
The provision for credit losses increased $211 million to $2.3 billion primarily driven by credit card loans. Noninterest expense increased $92 million to $4.2 billion, relatively unchanged from the same period a year ago.
Average loans increased $7.3 billion to $308.4 billion primarily driven by the same factor as described in the three-month discussion.
The following table provides key performance indicators for Consumer Lending. Management uses these metrics, and we believe they are useful to investors because they provide additional information about loan growth and profitability.

Bank of America 12

Key Statistics – Consumer Lending

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023
Total credit card (1)
Gross interest yield (2)	12.32%	11.66%	12.28%	11.75%
Risk-adjusted margin (3)	6.75	7.83	6.78	8.25
New accounts (in thousands)	951	1,137	1,949	2,324
Purchase volumes	$93,296	$93,103	$180,307	$178,647
Debit card purchase volumes	$140,346	$132,962	$272,753	$257,338
(1)Includes GWIM's credit card portfolio.
(2)Calculated as the effective annual percentage rate divided by average loans.
(3)Calculated as the difference between total revenue, net of interest expense, and net credit losses divided by average loans.
During the three and six months ended June 30, 2024, the total risk-adjusted margin decreased 108 bps and 147 bps primarily driven by higher net credit losses and lower net fee income, partially offset by higher interest margin. During the three and six months ended June 30, 2024, total credit card purchase volumes increased $193 million and $1.7 billion, and debit card purchase volumes increased $7.4 billion and $15.4 billion, reflecting higher levels of consumer spending.

Key Statistics – Loan Production (1)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023
Consumer Banking:
First mortgage	$2,696	$2,889	$4,384	$4,845
Home equity	2,027	2,171	3,627	4,354
Total (2):
First mortgage	$5,728	$5,940	$9,171	$9,877
Home equity	2,393	2,542	4,284	5,138
(1)The loan production amounts represent the unpaid principal balance of loans and, in the case of home equity, the principal amount of the total line of credit.
(2)In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations for Consumer Banking and the total Corporation decreased $193 million and $212 million during the three months ended June 30, 2024 primarily driven by lower demand. During the six months ended June 30, 2024, first mortgage loan originations for Consumer Banking and the total Corporation decreased $461 million and $706 million primarily driven by lower demand.

Home equity production in Consumer Banking and the total Corporation decreased $144 million and $149 million during the three months ended June 30, 2024 primarily driven by lower demand. During the six months ended June 30, 2024, home equity production in Consumer Banking and the total Corporation decreased $727 million and $854 million primarily driven by lower demand.

13 Bank of America

Global Wealth & Investment Management

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Net interest income	$1,693	$1,805	(6)%	$3,507	$3,681	(5)%
Noninterest income:
Investment and brokerage services	3,707	3,251	14	7,307	6,489	13
All other income	174	186	(6)	351	387	(9)
Total noninterest income	3,881	3,437	13	7,658	6,876	11
Total revenue, net of interest expense	5,574	5,242	6	11,165	10,557	6

Provision for credit losses	7	13	(46)	(6)	38	(116)
Noninterest expense	4,199	3,925	7	8,463	7,992	6
Income before income taxes	1,368	1,304	5	2,708	2,527	7
Income tax expense	342	326	5	677	632	7
Net income	$1,026	$978	5	$2,031	$1,895	7

Effective tax rate	25.0%	25.0%		25.0%	25.0%

Net interest yield	2.15	2.21		2.19	2.20
Return on average allocated capital	22	21		22	21
Efficiency ratio	75.34	74.86		75.80	75.70

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2024	2023	% Change	2024	2023	% Change
Total loans and leases	$222,776	$218,604	2%	$220,696	$220,018	—%
Total earning assets	317,250	327,066	(3)	322,471	336,671	(4)
Total assets	330,958	340,105	(3)	336,039	349,582	(4)
Total deposits	287,678	295,380	(3)	292,525	304,648	(4)
Allocated capital	18,500	18,500	—	18,500	18,500	—

Period end				June 30 2024	December 31 2023	% Change
Total loans and leases				$224,837	$219,657	2%
Total earning assets				310,055	330,653	(6)
Total assets				324,476	344,626	(6)
Total deposits				281,283	299,657	(6)
GWIM consists of two primary businesses: Merrill Wealth Management and Bank of America Private Bank. For additional information on GWIM, see Business Segment Operations in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
Three-Month Comparison
Net income for GWIM increased $48 million to $1.0 billion primarily due to higher revenue, largely offset by higher noninterest expense. The operating margin was 25 percent, unchanged from the same period a year ago.
Net interest income decreased $112 million to $1.7 billion primarily driven by an increase in the deposit rate paid and lower average deposit balances.
Noninterest income, which primarily includes investment and brokerage services income, increased $444 million to $3.9 billion. The increase was primarily driven by higher asset management fees due to higher average equity market valuations and positive AUM flows, partially offset by the impact of lower AUM pricing.
Noninterest expense increased $274 million to $4.2 billion primarily due to higher revenue-related incentives.

The return on average allocated capital was 22 percent, up from 21 percent, due to higher net income. For information on capital allocated to the business segments, see Business Segment Operations on page 10.
Average loans increased $4.2 billion to $222.8 billion primarily driven by custom lending and residential mortgage, partially offset by securities-based lending. Average deposits decreased $7.7 billion to $287.7 billion primarily driven by a higher level of client tax payments as well as clients moving deposits to higher yielding investment cash alternatives, including offerings on our investment and brokerage platforms.
Merrill Wealth Management revenue of $4.6 billion increased seven percent primarily driven by higher asset management fees due to the impact of higher average equity market valuations and positive AUM flows, partially offset by the impact of lower AUM pricing and lower net interest income.
Bank of America Private Bank revenue of $951 million increased five percent primarily driven by higher asset management fees due to the impact of higher average equity market valuations and the impact of positive AUM flows.

Bank of America 14

Six-Month Comparison
Net income for GWIM increased $136 million to $2.0 billion primarily due to the same factors as described in the three-month discussion. The operating margin was 24 percent, unchanged from the same period a year ago.
Net interest income decreased $174 million to $3.5 billion primarily due to the same factors as described in the three-month discussion.
Noninterest income, which primarily includes investment and brokerage services income, increased $782 million to $7.7 billion due to the same factors as described in the three-month discussion.
Noninterest expense increased $471 million to $8.5 billion due to the same factor as described in the three-month discussion.
The return on average allocated capital was 22 percent, up from 21 percent, due to the same factor as described in the three-month discussion.
Average loans increased $678 million to $220.7 billion primarily due to the same factors as described in the three-month discussion. Average deposits decreased $12.1 billion to $292.5 billion due to the same factors as described in the three-month discussion.
Merrill Wealth Management revenue of $9.3 billion increased six percent primarily driven by the same factors as described in the three-month discussion.
Bank of America Private Bank revenue of $1.9 billion increased four percent primarily driven by the same factors as described in the three-month discussion.

Key Indicators and Metrics

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023
Revenue by Business
Merrill Wealth Management	$4,623	$4,340	$9,270	$8,737
Bank of America Private Bank	951	902	1,895	1,820
Total revenue, net of interest expense	$5,574	$5,242	$11,165	$10,557

Client Balances by Business, at period end
Merrill Wealth Management			$3,371,418	$3,057,680
Bank of America Private Bank			640,467	577,514
Total client balances			$4,011,885	$3,635,194

Client Balances by Type, at period end
Assets under management			$1,758,875	$1,531,042
Brokerage and other assets			1,779,881	1,628,294
Deposits			281,283	292,526
Loans and leases (1)			227,657	222,280
Less: Managed deposits in assets under management			(35,811)	(38,948)
Total client balances			$4,011,885	$3,635,194

Assets Under Management Rollforward
Assets under management, beginning of period	$1,730,005	$1,467,242	$1,617,740	$1,401,474
Net client flows	10,790	14,296	35,445	29,558
Market valuation/other	18,080	49,504	105,690	100,010
Total assets under management, end of period	$1,758,875	$1,531,042	$1,758,875	$1,531,042
(1)Includes margin receivables, which are classified in customer and other receivables on the Consolidated Balance Sheet.
Client Balances
Client balances increased $376.7 billion, or 10 percent, to $4.0 trillion at June 30, 2024 compared to June 30, 2023. The increase in client balances was primarily due to the impact of higher end-of-period market valuations and positive net client flows.

15 Bank of America

Global Banking

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Net interest income	$3,275	$3,690	(11)%	$6,735	$7,597	(11)%
Noninterest income:
Service charges	775	735	5	1,525	1,449	5
Investment banking fees	835	718	16	1,685	1,386	22
All other income	1,168	1,319	(11)	2,088	2,233	(6)
Total noninterest income	2,778	2,772	—	5,298	5,068	5
Total revenue, net of interest expense	6,053	6,462	(6)	12,033	12,665	(5)

Provision for credit losses	235	9	n/m	464	(228)	n/m
Noninterest expense	2,899	2,819	3	5,911	5,759	3
Income before income taxes	2,919	3,634	(20)	5,658	7,134	(21)
Income tax expense	803	981	(18)	1,556	1,926	(19)
Net income	$2,116	$2,653	(20)	$4,102	$5,208	(21)

Effective tax rate	27.5%	27.0%		27.5%	27.0%

Net interest yield	2.37	2.80		2.44	2.92
Return on average allocated capital	17	22		17	21
Efficiency ratio	47.88	43.59		49.12	45.46

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2024	2023	% Change	2024	2023	% Change
Total loans and leases	$372,738	$383,058	(3)%	$373,173	$382,039	(2)%
Total earning assets	555,834	527,959	5	555,895	525,181	6
Total assets	624,189	595,585	5	623,631	592,254	5
Total deposits	525,357	497,533	6	525,528	495,069	6
Allocated capital	49,250	49,250	—	49,250	49,250	—

Period end				June 30 2024	December 31 2023	% Change
Total loans and leases				$372,421	$373,891	—%
Total earning assets				550,525	552,453	—
Total assets				620,217	621,751	—
Total deposits				522,525	527,060	(1)
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
Three-Month Comparison
Net income for Global Banking decreased $537 million to $2.1 billion primarily driven by lower revenue and higher provision for credit losses.
Net interest income decreased $415 million to $3.3 billion primarily due to the impact of interest rates, partially offset by the benefit of higher average deposit balances.
Noninterest income was $2.8 billion, relatively unchanged from the same period a year ago.
The provision for credit losses increased $226 million to $235 million primarily driven by the commercial real estate office portfolio.
Noninterest expense increased $80 million to $2.9 billion due to higher regulatory costs and continued investments in the business, including technology.
The return on average allocated capital was 17 percent, down from 22 percent, due to lower net income. For information on capital allocated to the business segments, see Business Segment Operations on page 10.
Six-Month Comparison
Net income for Global Banking decreased $1.1 billion to $4.1 billion driven by higher provision for credit losses, lower revenue and higher noninterest expense.
Net interest income decreased $862 million to $6.7 billion primarily due to the same factors as described in the three-month discussion.
Noninterest income increased $230 million to $5.3 billion due to higher investment banking fees and treasury service charges, partially offset by lower leasing-related revenue.
The provision for credit losses increased $692 million to $464 million primarily driven by the commercial real estate office portfolio compared to a benefit in the prior year due to certain improved macroeconomic conditions.
Noninterest expense increased $152 million to $5.9 billion primarily due to the same factors as described in the three-month discussion.
The return on average allocated capital was 17 percent, down from 21 percent, due to lower net income.

Bank of America 16

Global Corporate, Global Commercial and Business Banking
The following table and discussion present a summary of the results, which exclude certain investment banking and other activities in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Three Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Revenue
Business Lending	$1,260	$1,359	$1,247	$1,270	$58	$63	$2,565	$2,692
Global Transaction Services	1,261	1,483	938	1,045	362	395	2,561	2,923
Total revenue, net of interest expense	$2,521	$2,842	$2,185	$2,315	$420	$458	$5,126	$5,615

Balance Sheet
Average
Total loans and leases	$162,283	$174,280	$197,906	$196,069	$12,439	$12,508	$372,628	$382,857
Total deposits	287,350	267,949	186,975	177,901	51,032	51,682	525,357	497,532

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Six Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Revenue
Business Lending	$2,325	$2,393	$2,527	$2,503	$117	$130	$4,969	$5,026
Global Transaction Services	2,596	3,032	1,908	2,174	723	782	5,227	5,988
Total revenue, net of interest expense	$4,921	$5,425	$4,435	$4,677	$840	$912	$10,196	$11,014

Balance Sheet

Average
Total loans and leases	$163,662	$174,783	$197,091	$194,442	$12,285	$12,563	$373,038	$381,788
Total deposits	288,871	263,587	186,351	180,245	50,305	51,241	525,527	495,073

Period end
Total loans and leases	$162,276	$173,248	$197,546	$195,899	$12,467	$12,324	$372,289	$381,471
Total deposits	283,248	265,104	187,766	177,235	51,509	50,391	522,523	492,730
Business Lending revenue decreased $127 million for the three months ended June 30, 2024 compared to the same period a year ago primarily driven by lower leasing-related revenue and the impact of lower average loan balances. Business lending revenue decreased $57 million for the six months ended June 30, 2024 compared to the same period a year ago primarily driven by the same factors as described in the three-month discussion.
Global Transaction Services revenue decreased $362 million for the three months ended June 30, 2024 primarily driven by the impact of interest rates, partially offset by the benefit of higher average deposit balances and treasury service charges. Global Transaction Services revenue decreased $761 million for the six months ended June 30, 2024 primarily driven by the same factors as described in the three-month discussion.
Average loans and leases of $372.6 billion decreased three percent for the three months ended June 30, 2024, and average loans and leases of $373.0 billion decreased two percent for the six months ended June 30, 2024 due to lower client demand.
Average deposits of $525.4 billion and $522.5 billion for the three and six months ended June 30, 2024 increased six percent for both periods. The increases were due to growth in both domestic and international balances.
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

17 Bank of America

Investment Banking Fees

	Global Banking		Total Corporation		Global Banking		Total Corporation
	Three Months Ended June 30				Six Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Products
Advisory	$322	$333	$374	$375	$639	$646	$747	$738
Debt issuance	363	263	880	600	746	553	1,765	1,244
Equity issuance	150	122	357	287	300	187	720	455
Gross investment banking fees	835	718	1,611	1,262	1,685	1,386	3,232	2,437
Self-led deals	(5)	(16)	(50)	(50)	(18)	(20)	(103)	(62)
Total investment banking fees	$830	$702	$1,561	$1,212	$1,667	$1,366	$3,129	$2,375
Total Corporation investment banking fees, which exclude self-led deals and are primarily included within Global Banking and Global Markets, were $1.6 billion and $3.1 billion for the three and six months ended June 30, 2024. The three-month period increased 29 percent compared to the same period in 2023, and the six-month period increased 32 percent compared to the same period in 2023. The increases in both periods were primarily due to higher debt and equity issuance fees.
Global Markets

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Net interest income	$770	$297	n/m	$1,451	$406	n/m
Noninterest income:
Investment and brokerage services	516	499	3%	1,011	1,032	(2)%
Investment banking fees	719	503	43	1,427	972	47
Market making and similar activities	3,218	3,409	(6)	7,048	7,807	(10)
All other income	236	163	45	405	280	45
Total noninterest income	4,689	4,574	3	9,891	10,091	(2)
Total revenue, net of interest expense	5,459	4,871	12	11,342	10,497	8

Provision for credit losses	(13)	(4)	n/m	(49)	(57)	n/m
Noninterest expense	3,486	3,349	4	6,978	6,700	4
Income before income taxes	1,986	1,526	30	4,413	3,854	15
Income tax expense	576	420	37	1,280	1,060	21
Net income	$1,410	$1,106	27	$3,133	$2,794	12

Effective tax rate	29.0%	27.5%		29.0%	27.5%

Return on average allocated capital	13	10		14	12
Efficiency ratio	63.83	68.74		61.52	63.82

Balance Sheet	Three Months Ended June 30			Six Months Ended June 30
Average	2024	2023	% Change	2024	2023	% Change
Trading-related assets:
Trading account securities	$321,204	$317,928	1%	$322,207	$328,529	(2)%
Reverse repurchases	139,901	139,480	—	136,991	133,155	3
Securities borrowed	139,705	120,481	16	137,278	118,392	16
Derivative assets	38,953	43,236	(10)	38,318	43,490	(12)
Total trading-related assets	639,763	621,125	3	634,794	623,566	2
Total loans and leases	135,106	128,539	5	134,431	126,802	6
Total earning assets	706,383	657,947	7	699,615	643,024	9
Total assets	908,525	877,471	4	901,952	873,727	3
Total deposits	31,944	33,222	(4)	32,265	34,658	(7)
Allocated capital	45,500	45,500	—	45,500	45,500	—

Period end				June 30 2024	December 31 2023	% Change
Total trading-related assets				$619,122	$542,544	14%
Total loans and leases				138,441	136,223	2
Total earning assets				701,978	637,955	10
Total assets				887,162	817,588	9
Total deposits				33,151	34,833	(5)
n/m = not meaningful
Global Markets offers sales and trading services and research services to institutional clients across fixed-income, credit, currency, commodity and equity businesses. Global Markets product coverage includes securities and derivative products in both the primary and secondary markets. For more information about Global Markets, see Business Segment

Bank of America 18

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
Three-Month Comparison
Net income for Global Markets increased $304 million to $1.4 billion for the three months ended June 30, 2024 compared to the same period in 2023. Net DVA losses totaled $1 million compared to $102 million in 2023. Excluding net DVA, net income increased $227 million to $1.4 billion. These increases were primarily driven by higher revenue, partially offset by higher noninterest expense.
Revenue increased $588 million to $5.5 billion primarily due to higher sales and trading revenue and investment banking fees. Sales and trading revenue increased $394 million, and excluding net DVA, increased $293 million. These increases were primarily driven by higher revenue in Equities.
Noninterest expense increased $137 million to $3.5 billion, primarily driven by revenue-related expenses and continued investments in the business, including technology.
Average total assets increased $31.1 billion to $908.5 billion for the three months ended June 30, 2024 compared to the same period in 2023 driven by increased securities financing activity, higher levels of inventory and loan growth in FICC.
The return on average allocated capital was 13 percent, up from 10 percent in the same period a year ago, reflecting higher net income. For information on capital allocated to the business segments, see Business Segment Operations on page 10.
Six-Month Comparison
Net income for Global Markets increased $339 million to $3.1 billion for the six months ended June 30, 2024 compared to the same period in 2023. Net DVA losses were $86 million compared to $88 million in 2023. Excluding net DVA, net income increased $337 million to $3.2 billion. These increases were primarily driven by higher revenue, partially offset by higher noninterest expense.
Revenue increased $845 million to $11.3 billion primarily due to the same factors as described in the three-month discussion. Sales and trading revenue increased $419 million, and excluding net DVA, sales and trading revenue increased $417 million. These increases were driven by higher revenue in Equities, partially offset by lower revenue in FICC.
Noninterest expense increased $278 million to $7.0 billion, driven by the same factors as described in the three-month discussion.
Average total assets increased $28.2 billion to $902.0 billion, and period-end total assets increased $69.6 billion from December 31, 2023 to $887.2 billion. The increases were driven by higher securities financing activity and higher levels of inventory in FICC.
The return on average allocated capital was 14 percent, up from 12 percent in the same period a year ago, reflecting higher net income.
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

Sales and Trading Revenue (1, 2, 3)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023
Sales and trading revenue (2)
Fixed-income, currencies and commodities	$2,742	$2,667	$5,973	$6,107
Equities	1,937	1,618	3,798	3,245
Total sales and trading revenue	$4,679	$4,285	$9,771	$9,352

Sales and trading revenue, excluding net DVA (4)
Fixed-income, currencies and commodities	$2,737	$2,764	$6,044	$6,193
Equities	1,943	1,623	3,813	3,247
Total sales and trading revenue, excluding net DVA	$4,680	$4,387	$9,857	$9,440
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $142 million and $291 million for the three and six months ended June 30, 2024 compared to $85 million and $175 million for the same periods in 2023.
(3)Includes Global Banking sales and trading revenue of $186 million and $330 million for the three and six months ended June 30, 2024 compared to $154 million and $331 million for the same periods in 2023.
(4)FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA gains (losses) were $5 million and $(71) million for the three and six months ended June 30, 2024 compared to $(97) million and $(86) million for the same periods in 2023. Equities net DVA gains (losses) were $(6) million and $(15) million for the three and six months ended June 30, 2024 compared to $(5) million and $(2) million for the same periods in 2023.
Three-Month Comparison
Including net DVA, FICC revenue increased $75 million for the three months ended June 30, 2024 compared to the same period in 2023. Excluding net DVA, FICC revenue decreased $27 million. FICC revenue, including and excluding net DVA, was driven by a weaker trading environment for foreign exchange and rates products, largely offset by improved client activity in mortgages, credit and commodities. Including and excluding net DVA, Equities revenue increased $319 million and $320 million driven by a strong trading performance in cash and derivatives.
Six-Month Comparison
Including and excluding net DVA, FICC revenue decreased $134 million and $149 million for the six months ended June 30, 2024 compared to the same period in 2023 driven by a weaker trading environment for macro products, partially offset by improved trading in mortgages. Including and excluding net DVA, Equities revenue increased $553 million and $566 million driven by the same factors as described in the three-month discussion.

19 Bank of America

All Other

	Three Months Ended June 30			Six Months Ended June 30
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Net interest income	$6	$64	(91)%	$44	$161	(73)%
Noninterest income (loss)	(1,761)	(1,831)	(4)	(3,443)	(3,386)	2
Total revenue, net of interest expense	(1,755)	(1,767)	(1)	(3,399)	(3,225)	5

Provision for credit losses	(2)	(160)	(99)	(13)	(53)	(75)
Noninterest expense	261	492	(47)	1,255	899	40
Loss before income taxes	(2,014)	(2,099)	(4)	(4,641)	(4,071)	14
Income tax benefit	(1,764)	(1,917)	(8)	(3,695)	(3,782)	(2)
Net loss	$(250)	$(182)	37	$(946)	$(289)	n/m

Balance Sheet
	Three Months Ended June 30			Six Months Ended June 30
Average	2024	2023	% Change	2024	2023	% Change
Total loans and leases	$8,598	$9,745	(12)%	$8,735	$9,910	(12)%
Total assets (1)	381,539	276,728	38	368,010	225,014	64
Total deposits	115,766	42,881	n/m	107,552	33,842	n/m

Period end				June 30 2024	December 31 2023	% Change
Total loans and leases				$8,285	$8,842	(6)%
Total assets (1)				392,181	346,356	13
Total deposits				121,059	92,705	31
(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $941.7 billion and $949.8 billion for the three and six months ended June 30, 2024 compared to $977.8 billion and $995.1 billion for the same periods in 2023, and period-end allocated assets were $931.1 billion and $972.9 billion at June 30, 2024 and December 31, 2023.
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
Three-Month Comparison
The net loss in All Other increased $68 million to $250 million primarily due to a lower income tax benefit, partially offset by lower noninterest expense.
Noninterest expense decreased $231 million to $261 million primarily due to lower expenses related to a liquidating business activity.
The income tax benefit decreased $153 million to $1.8 billion due to lower tax preference benefits primarily related to tax credit investment activity. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking and Global Markets.
Six-Month Comparison
The net loss in All Other increased $657 million to $946 million primarily due to higher noninterest expense.
Noninterest expense increased $356 million to $1.3 billion primarily due to a $700 million accrual for the increase in the Corporation’s estimated share of the FDIC special assessment, partially offset by lower expenses related to a liquidating business activity.
The income tax benefit was $3.7 billion, relatively unchanged from the same period a year ago. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking and Global Markets.

Bank of America 20

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
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing the CCAR capital plan, which includes supervisory stress testing by the Federal Reserve. We submitted our 2024 CCAR capital plan and related supervisory stress tests in April 2024 and received our results on June 26, 2024. Based on the results, our SCB is expected to be 3.2 percent, and the CET1 minimum requirement will be 10.7 percent when finalized. The new SCB will be effective from October 1, 2024 through September 30, 2025.
The Board has authorized the repurchase of up to $25 billion of common stock over time, which includes common stock repurchases to offset shares awarded under the Corporation’s equity-based compensation plans. Pursuant to Board authorization, during the three months ended June 30, 2024, we repurchased $3.5 billion of common stock. For more information, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds on page 105 and Capital Management – CCAR and Capital Planning in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
On July 24, 2024, the Corporation’s Board authorized a $25 billion common stock repurchase program, effective August 1, 2024, to replace the Corporation’s existing program adopted by the Board in October 2021 and subsequently modified in September 2023. The existing repurchase program will expire on August 1, 2024.
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
Regulatory Capital
As a BHC, we are subject to regulatory capital rules, including Basel 3, issued by U.S. banking regulators. The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and risk-weighted assets (RWA) under both the Standardized and Advanced approaches. The lower of the capital ratios under Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements is used to assess capital adequacy, including under the PCA framework. As of June 30, 2024, the CET1 capital, Tier 1 capital and Total capital ratios under the Standardized approach were the binding ratios.
Minimum Capital Requirements
In order to avoid restrictions on capital distributions and discretionary bonus payments to executive officers, the Corporation must meet risk-based capital ratio requirements that include a capital conservation buffer of 2.5 percent (under the Advanced approaches only), an SCB (under the Standardized approach only), plus any applicable countercyclical capital buffer and a global systemically important bank (G-SIB) surcharge. The buffers and surcharge must be comprised solely of CET1 capital. For the period from January 1, 2024 through September 30, 2024, the Corporation's minimum CET1 capital ratio requirements are 10.0 percent under both the Standardized approach and the Advanced approaches.
The Corporation is required to calculate its G-SIB surcharge on an annual basis under two methods and is subject to the higher of the resulting two surcharges. Method 1 is consistent with the approach prescribed by the Basel Committee’s assessment methodology and is calculated using specified indicators of systemic importance. Method 2 modifies the Method 1 approach by, among other factors, including a measure of the Corporation’s reliance on short-term wholesale funding. Effective January 1, 2024, the Corporation’s G-SIB surcharge, which is higher under Method 2, increased 50 bps, resulting in an increase in our minimum CET1 capital ratio

21 Bank of America

requirement under the Standardized approach to 10.0 percent from 9.5 percent. At June 30, 2024, the Corporation’s CET1 capital ratio of 11.9 percent under the Standardized approach exceeded its CET1 capital ratio requirement.
The Corporation is also required to maintain a minimum supplementary leverage ratio (SLR) of 3.0 percent plus a leverage buffer of 2.0 percent in order to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. At June 30, 2024, our insured depository institution subsidiaries exceeded their requirement to maintain a minimum 6.0 percent SLR to be considered well capitalized under the PCA framework.
Capital Composition and Ratios
Table 8 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at June 30, 2024 and December 31, 2023. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Table 8	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	June 30, 2024
Risk-based capital metrics:
Common equity tier 1 capital	$198,119	$198,119
Tier 1 capital	224,641	224,641
Total capital (3)	251,434	241,423
Risk-weighted assets (in billions)	1,661	1,469
Common equity tier 1 capital ratio	11.9%	13.5%	10.0%
Tier 1 capital ratio	13.5	15.3	11.5
Total capital ratio	15.1	16.4	13.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,196	$3,196
Tier 1 leverage ratio	7.0%	7.0%	4.0

Supplementary leverage exposure (in billions)		$3,757
Supplementary leverage ratio		6.0%	5.0

	December 31, 2023
Risk-based capital metrics:
Common equity tier 1 capital	$194,928	$194,928
Tier 1 capital	223,323	223,323
Total capital (3)	251,399	241,449
Risk-weighted assets (in billions)	1,651	1,459
Common equity tier 1 capital ratio	11.8%	13.4%	9.5%
Tier 1 capital ratio	13.5	15.3	11.0
Total capital ratio	15.2	16.6	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,135	$3,135
Tier 1 leverage ratio	7.1%	7.1%	4.0

Supplementary leverage exposure (in billions)		$3,676
Supplementary leverage ratio		6.1%	5.0
(1)Capital ratios as of June 30, 2024 and December 31, 2023 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the current expected credit losses (CECL) accounting standard on January 1, 2020.
(2)The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, our G-SIB surcharge of 3.0 percent at June 30, 2024 and 2.5 percent at December 31, 2023, and our capital conservation buffer (under the Advanced approaches) or SCB (under the Standardized approach) of 2.5 percent, as applicable. The countercyclical capital buffer was zero for both periods. The SLR regulatory minimum includes a leverage buffer of 2.0 percent.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.

At June 30, 2024, CET1 capital was $198.1 billion, an increase of $3.2 billion from December 31, 2023, primarily due to earnings, partially offset by capital distributions. Tier 1 capital increased $1.3 billion primarily driven by the same factors as CET1 capital, partially offset by preferred stock redemptions. Total capital under the Standardized approach increased $35 million primarily due to the same factors driving the increase in Tier 1 capital and an increase in the adjusted allowance for credit losses included in Tier 2 capital, largely offset by a decrease in subordinated debt. RWA under the Standardized approach, which yielded the lower CET1 capital ratio at June 30, 2024, increased $10.2 billion during 2024 to $1,661 billion primarily driven by client activity in Global Markets and lending activity in GWIM. Supplementary leverage exposure at June 30, 2024 increased $80.2 billion primarily driven by increased activity in Global Markets and ALM activities in All Other.

Bank of America 22

Table 9 shows the capital composition at June 30, 2024 and December 31, 2023.

Table 9	Capital Composition under Basel 3

(Dollars in millions)		June 30 2024	December 31 2023
Total common shareholders’ equity		$267,344	$263,249
CECL transitional amount (1)		627	1,254
Goodwill, net of related deferred tax liabilities		(68,648)	(68,648)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(8,074)	(7,912)
Intangibles, other than mortgage servicing rights, net of related deferred tax liabilities		(1,467)	(1,496)
Defined benefit pension plan net assets		(787)	(764)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		1,511	1,342
Accumulated net (gain) loss on certain cash flow hedges (2)		7,762	8,025
Other		(149)	(122)
Common equity tier 1 capital		198,119	194,928
Qualifying preferred stock, net of issuance cost		26,547	28,396
Other		(25)	(1)
Tier 1 capital		224,641	223,323
Tier 2 capital instruments		13,583	15,340
Qualifying allowance for credit losses (3)		13,564	12,920
Other		(354)	(184)
Total capital under the Standardized approach		251,434	251,399
Adjustment in qualifying allowance for credit losses under the Advanced approaches (3)		(10,011)	(9,950)
Total capital under the Advanced approaches		$241,423	$241,449
(1)June 30, 2024 and December 31, 2023 include 25 percent and 50 percent of the CECL transition provision’s impact as of December 31, 2021.
(2)Includes amounts in accumulated other comprehensive income (OCI) related to the hedging of items that are not recognized at fair value on the Consolidated Balance Sheet.
(3)Includes the impact of transition provisions related to the CECL accounting standard.
Table 10 shows the components of RWA as measured under Basel 3 at June 30, 2024 and December 31, 2023.

Table 10	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
(Dollars in billions)		June 30, 2024		December 31, 2023
Credit risk		$1,588	$991	$1,580	$983
Market risk		73	73	71	71
Operational risk		n/a	359	n/a	361
Risks related to credit valuation adjustments		n/a	46	n/a	44
Total risk-weighted assets		$1,661	$1,469	$1,651	$1,459
n/a = not applicable

23 Bank of America

Bank of America, N.A. Regulatory Capital
Table 11 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at June 30, 2024 and December 31, 2023. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 11	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	June 30, 2024
Risk-based capital metrics:
Common equity tier 1 capital	$190,106	$190,106
Tier 1 capital	190,106	190,106
Total capital (3)	205,041	195,264
Risk-weighted assets (in billions)	1,406	1,124
Common equity tier 1 capital ratio	13.5%	16.9%	7.0%
Tier 1 capital ratio	13.5	16.9	8.5
Total capital ratio	14.6	17.4	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,492	$2,492
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$2,944
Supplementary leverage ratio		6.5%	6.0

	December 31, 2023
Risk-based capital metrics:
Common equity tier 1 capital	$187,621	$187,621
Tier 1 capital	187,621	187,621
Total capital (3)	201,932	192,175
Risk-weighted assets (in billions)	1,395	1,114
Common equity tier 1 capital ratio	13.5%	16.8%	7.0%
Tier 1 capital ratio	13.5	16.8	8.5
Total capital ratio	14.5	17.2	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,471	$2,471
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$2,910
Supplementary leverage ratio		6.4%	6.0
(1)Capital ratios as of June 30, 2024 and December 31, 2023 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
(2)Risk-based capital regulatory minimums at both June 30, 2024 and December 31, 2023 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Total loss-absorbing capacity (TLAC) consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments to executive officers. Table 12 presents the Corporation's TLAC and long-term debt ratios and related information as of June 30, 2024 and December 31, 2023.

Bank of America 24

Table 12	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC (1)	Regulatory Minimum (2)	Long-term Debt	Regulatory Minimum (3)
(Dollars in millions)	June 30, 2024
Total eligible balance	$467,863		$226,808
Percentage of risk-weighted assets (4)	28.2%	22.0%	13.7%	9.0%
Percentage of supplementary leverage exposure	12.5	9.5	6.0	4.5

	December 31, 2023
Total eligible balance	$479,156		$239,892
Percentage of risk-weighted assets (4)	29.0%	22.0%	14.5%	8.5%
Percentage of supplementary leverage exposure	13.0	9.5	6.5	4.5
(1)As of June 30, 2024 and December 31, 2023, TLAC ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
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
(3)The long-term debt RWA regulatory minimum is comprised of 6.0 percent plus the Corporation’s G-SIB surcharge of 3.0 percent at June 30, 2024 and 2.5 percent at December 31, 2023. The long-term debt leverage exposure regulatory minimum is 4.5 percent. Effective January 1, 2024, the Corporation’s G-SIB surcharge, which is higher under Method 2, increased 50 bps, resulting in an increase in our long-term debt RWA regulatory minimum requirement to 9.0 percent from 8.5 percent.
(4)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of June 30, 2024 and December 31, 2023.
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
BofAS provides institutional services, and in accordance with the alternative net capital requirements, is required to maintain tentative net capital in excess of $5.0 billion and net capital in excess of the greater of $1.0 billion or a certain percentage of its reserve requirement in addition to a certain percentage of securities-based swap risk margin. BofAS must also notify the SEC in the event its tentative net capital is less than $6.0 billion. BofAS is also required to hold a certain percentage of its customers' and affiliates' risk-based margin in order to meet its CFTC minimum net capital requirement. At June 30, 2024, BofAS had tentative net capital of $22.0 billion. BofAS also had regulatory net capital of $19.3 billion, which exceeded the minimum requirement of $4.1 billion.
MLPF&S provides retail services. At June 30, 2024, MLPF&S' regulatory net capital was $4.2 billion, which exceeded the minimum requirement of $158 million.
Our European broker-dealers are subject to requirements from U.S. and non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to certain regulatory capital requirements. At June 30, 2024, MLI’s capital resources were $33.8 billion, which exceeded the minimum Pillar 1 requirement of $12.1 billion.
BofASE, an authorized credit institution with its head office located in France, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and supervised under the Single Supervisory Mechanism by the European Central Bank. At June 30, 2024, BofASE's capital resources were $9.8 billion, which exceeded the minimum Pillar 1 requirement of $3.5 billion.
In addition, MLI and BofASE remained conditionally registered with the SEC as security-based swap dealers, and maintained net liquid assets at June 30, 2024 that exceeded the applicable minimum requirements under the Exchange Act. The entities are also registered as swap dealers with the CFTC and met applicable capital requirements at June 30, 2024.
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

25 Bank of America

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
Global Liquidity Sources and Other Unencumbered Assets
We maintain liquidity available to the Corporation, including the Parent and selected subsidiaries, in the form of cash and high- quality, liquid, unencumbered securities. Our liquidity buffer, referred to as Global Liquidity Sources (GLS), is comprised of assets that are readily available to the Parent and selected subsidiaries, including holding company, bank and broker-dealer subsidiaries, even during stressed market conditions. Our cash is primarily on deposit with the Federal Reserve Bank and, to a lesser extent, central banks outside of the U.S. We limit the composition of high-quality, liquid, unencumbered securities to U.S. government securities, U.S. agency securities, U.S. agency mortgage-backed securities and other investment-grade securities, and a select group of non-U.S. government securities. We can obtain cash for these securities, even in stressed conditions, through repurchase agreements or outright sales. We hold our GLS in legal entities that allow us to meet the liquidity requirements of our global businesses, and we consider the impact of potential regulatory, tax, legal and other restrictions that could limit the transferability of funds among entities.
Table 13 presents average GLS for the three months ended June 30, 2024 and December 31, 2023.

Table 13	Average Global Liquidity Sources

	Three Months Ended
(Dollars in billions)	June 30 2024	December 31 2023
Bank entities	$745	$735
Nonbank and other entities (1)	164	162
Total Average Global Liquidity Sources	$909	$897
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the
Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $317 billion and $312 billion at June 30, 2024 and December 31, 2023. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the Parent or nonbank subsidiaries may be subject to prior regulatory approval.
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
Table 14 presents the composition of average GLS for the three months ended June 30, 2024 and December 31, 2023.

Table 14	Average Global Liquidity Sources Composition

	Three Months Ended
(Dollars in billions)	June 30 2024	December 31 2023
Cash on deposit	$344	$380
U.S. Treasury securities	256	197
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	286	299
Non-U.S. government securities	23	21
Total Average Global Liquidity Sources	$909	$897
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $592 billion and $590 billion for the three months ended June 30, 2024 and December 31, 2023. For the same periods, the average consolidated LCR was 113 percent and 115 percent. Our LCR fluctuates due to normal business flows from customer activity.
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

Bank of America 26

Net Stable Funding Ratio
The Net Stable Funding Ratio (NSFR) is a liquidity requirement for large banks to maintain a minimum level of stable funding over a one-year period. The requirement is intended to support the ability of banks to lend to households and businesses in both normal and adverse economic conditions and is complementary to the LCR, which focuses on short-term liquidity risks. The U.S. NSFR applies to the Corporation on a consolidated basis and to our insured depository institutions. For the three months ended March 31, 2024 and June 30, 2024, the average consolidated NSFR was 120 percent and 119 percent.
Diversified Funding Sources
We fund our assets primarily with a mix of deposits, and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products, programs, markets, currencies and investor groups. We fund a substantial portion of our lending activities through our deposits, which were $1.91 trillion and $1.92 trillion at June 30, 2024 and December 31, 2023. Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions.
Deposits
Our deposit base is well-diversified by clients, geography and product type across our business segments. At June 30, 2024, 50 percent of our deposits were in Consumer Banking, 15 percent in GWIM and 27 percent in Global Banking. We consider a substantial portion of our deposit base to be a stable, low-
cost and consistent source of liquidity. At June 30, 2024 approximately 68 percent of consumer and small business deposits and 79 percent of U.S. deposits in Global Banking were held by clients who have had accounts with us for 10 or more years. In addition, at June 30, 2024 and December 31, 2023, 27 percent and 28 percent of our deposits were noninterest bearing and included operating accounts of our consumer and commercial clients. Deposits at June 30, 2024 decreased $13.3 billion from December 31, 2023 primarily due to seasonal deposit outflows and customers’ movement of balances to higher yielding investment alternatives, partially offset by time deposit growth.
During the three months ended June 30, 2024 and 2023, rates paid on deposits were 60 bps and 22 bps in Consumer Banking, 314 bps and 235 bps in GWIM, and 318 bps and 224 bps in Global Banking. For information on rates paid on consolidated deposit balances, see Table 6 on page 8.
Long-term Debt
During the six months ended June 30, 2024, we issued $29.8 billion of long-term debt consisting of $7.8 billion of notes issued by Bank of America Corporation, which were primarily TLAC compliant, $10.6 billion of notes issued by Bank of America, N.A. and $11.4 billion of other debt.
During the six months ended June 30, 2024, we had total long-term debt maturities and redemptions in the aggregate of $33.7 billion consisting of $20.9 billion for Bank of America Corporation, $6.8 billion for Bank of America, N.A. and $6.0 billion of other debt. Table 15 presents the carrying value of aggregate annual contractual maturities of long-term debt at June 30, 2024.

Table 15	Long-term Debt by Maturity

(Dollars in millions)	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Bank of America Corporation
Senior notes (1)	$—	$13,013	$24,560	$21,349	$27,423	$102,997	$189,342
Senior structured notes	317	1,550	1,281	927	1,056	11,231	16,362
Subordinated notes	3,105	5,129	4,865	2,085	913	9,122	25,219
Junior subordinated notes	—	—	—	191	—	557	748
Total Bank of America Corporation	3,422	19,692	30,706	24,552	29,392	123,907	231,671
Bank of America, N.A.
Senior notes	—	4,913	3,261	—	662	—	8,836
Subordinated notes	—	—	—	—	—	1,424	1,424
Advances from Federal Home Loan Banks	4,750	3,712	8	3	8	40	8,521
Securitizations and other Bank VIEs (2)	—	2,392	3,475	1,249	1,234	274	8,624
Other	21	572	82	18	57	80	830
Total Bank of America, N.A.	4,771	11,589	6,826	1,270	1,961	1,818	28,235
Other debt
Structured Liabilities	2,045	4,702	4,677	4,211	1,983	12,399	30,017
Nonbank VIEs (2)	35	8	6	—	6	496	551
Total other debt	2,080	4,710	4,683	4,211	1,989	12,895	30,568
Total long-term debt	$10,273	$35,991	$42,215	$30,033	$33,342	$138,620	$290,474
(1)Total includes $176.5 billion of outstanding notes that are both TLAC eligible and callable one year before their stated maturities, including $9.6 billion during the remainder of 2024, and $21.8 billion, $21.3 billion, $24.6 billion and $19.4 billion during each year of 2025 through 2028, respectively, and $79.8 billion thereafter. For more information on our TLAC eligible and callable outstanding notes, see Liquidity Risk – Diversified Funding Sources in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
(2)Represents liabilities of consolidated variable interest entities (VIEs) included in total long-term debt on the Consolidated Balance Sheet.
Total long-term debt decreased $11.7 billion to $290.5 billion during the six months ended June 30, 2024 primarily due to debt maturities and valuation adjustments, partially offset by debt issuances. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.
During the six months ended June 30, 2024, we issued $14.2 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. These structured notes are typically issued to meet client demand, and notes with certain attributes may also be TLAC eligible. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying

27 Bank of America

instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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
NR = not rated
Finance Subsidiary Issuers and Parent Guarantor
BofA Finance LLC, a Delaware limited liability company (BofA Finance), is a consolidated finance subsidiary of the Corporation that has issued and sold, and is expected to continue to issue and sell, its senior unsecured debt securities (Guaranteed Notes) that are fully and unconditionally guaranteed by the Corporation. The Corporation guarantees the due and punctual payment, on demand, of amounts payable on the Guaranteed Notes if not paid by BofA Finance. In addition, each of BAC Capital Trust XIII, BAC Capital Trust XIV and BAC Capital Trust XV, Delaware statutory trusts (collectively, the Trusts) is a 100 percent owned finance subsidiary of the Corporation that has issued and sold trust preferred securities (the Trust Preferred Securities) or capital securities (the Capital Securities and, together with the Guaranteed Notes and the Trust Preferred Securities, the Guaranteed Securities), as applicable, that remained outstanding at June 30, 2024. The Corporation has fully and unconditionally guaranteed (or effectively provided for the full and unconditional guarantee of) all such securities issued by such finance subsidiaries. For more information regarding such guarantees by the Corporation, see Liquidity Risk – Finance Subsidiary Issuers and Parent Guarantor in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
Representations and Warranties Obligations
For information on representations and warranties obligations in connection with the sale of mortgage loans, see Note 12 –
Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
Credit Risk Management
For information on our credit risk management activities, see the following: Consumer Portfolio Credit Risk Management on page 29, Commercial Portfolio Credit Risk Management on page 33, Non-U.S. Portfolio on page 39, Allowance for Credit Losses on page 40, Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements, and Credit Risk Management in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K. For information on the Corporation’s loan modification programs, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements. For more information on the Corporation’s credit risks, see the Credit section within Item 1A. Risk Factors of the Corporation’s 2023 Annual Report on Form 10-K.
During the six months ended June 30, 2024, our net charge-off ratio increased primarily driven by credit card loans and the commercial real estate office portfolio. Commercial reservable criticized exposure increased compared to December 31, 2023 driven by an increase across a broad range of industries excluding commercial real estate, while nonperforming loans remained relatively unchanged. Uncertainty remains regarding

Bank of America 28

broader economic impacts as a result of inflationary pressures, elevated rates and the current geopolitical environment and could lead to adverse impacts to credit quality metrics in future periods.
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
Consumer Credit Portfolio
During the six months ended June 30, 2024, the U.S. unemployment rate remained relatively stable and home prices continued to rise. During the three and six months ended June 30, 2024, net charge-offs increased $339 million and $714 million to $1.1 billion and $2.1 billion compared to the same periods in 2023, primarily due to higher credit card loan charge-offs.
The consumer allowance for loan and lease losses was $8.5 billion, relatively unchanged from December 31, 2023. For more information, see Allowance for Credit Losses on page 40.
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
Table 17 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

Table 17	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		June 30 2024	December 31 2023	June 30 2024	December 31 2023	June 30 2024	December 31 2023
Residential mortgage (1)		$227,870	$228,403	$2,097	$2,114	$211	$252
Home equity		25,442	25,527	422	450	—	—
Credit card		99,450	102,200	n/a	n/a	1,257	1,224
Direct/Indirect consumer (2)		103,834	103,468	152	148	6	2
Other consumer		117	124	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$456,713	$459,722	$2,671	$2,712	$1,474	$1,478
Loans accounted for under the fair value option (3)		231	243
Total consumer loans and leases		$456,944	$459,965
Percentage of outstanding consumer loans and leases (4)		n/a	n/a	0.58%	0.59%	0.32%	0.32%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (4)		n/a	n/a	0.60	0.60	0.28	0.27
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At June 30, 2024 and December 31, 2023, residential mortgage included $125 million and $156 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $86 million and $96 million of loans on which interest was still accruing.
(2)Outstandings primarily includes auto and specialty lending loans and leases of $53.6 billion and $53.9 billion, U.S. securities-based lending loans of $46.7 billion and $46.0 billion at June 30, 2024 and December 31, 2023, and non-U.S. consumer loans of $2.8 billion at both June 30, 2024 and December 31, 2023.
(3)For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
(4)Excludes consumer loans accounted for under the fair value option. At June 30, 2024 and December 31, 2023, loans accounted for under the fair value option past due 90 days or more and not accruing interest were insignificant.
n/a= not applicable

29 Bank of America

Table 18 presents net charge-offs and related ratios for consumer loans and leases.

Table 18	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Residential mortgage	$—	$2	$3	$3	—%	—%	—%	—%
Home equity	(14)	(16)	(27)	(28)	(0.23)	(0.25)	(0.21)	(0.21)
Credit card	955	610	1,854	1,111	3.88	2.60	3.75	2.41
Direct/Indirect consumer	51	17	116	18	0.20	0.06	0.23	0.03
Other consumer	67	107	141	269	n/m	n/m	n/m	n/m
Total	$1,059	$720	$2,087	$1,373	0.93	0.64	0.92	0.61
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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 50 percent of consumer loans and leases at June 30, 2024. Approximately 51 percent of the residential mortgage portfolio was in Consumer Banking, 46 percent was in GWIM and the remaining portion was in All Other.
Outstanding balances in the residential mortgage portfolio decreased $533 million during the six months ended June 30, 2024, as paydowns and payoffs outpaced new originations.
At June 30, 2024 and December 31, 2023, the residential mortgage portfolio included $10.5 billion and $11.0 billion of outstanding fully-insured loans, of which $2.1 billion and $2.2 billion had FHA insurance, with the remainder protected by Fannie Mae long-term standby agreements.
Table 19 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

Table 19	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
(Dollars in millions)		June 30 2024	December 31 2023	June 30 2024	December 31 2023
Outstandings		$227,870	$228,403	$217,377	$217,439
Accruing past due 30 days or more		1,452	1,513	987	986
Accruing past due 90 days or more		211	252	—	—
Nonperforming loans (2)		2,097	2,114	2,097	2,114
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		1%	1%	1%	1%
Refreshed LTV greater than 100		—	—	—	—
Refreshed FICO below 620		1	1	1	1
(1)Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the residential mortgage portfolio remained relatively unchanged during the six months ended June 30, 2024. Of the nonperforming residential mortgage loans at June 30, 2024, $1.3 billion, or 63 percent, were current on contractual payments. Loans accruing past due 30 days or more of $987 million also remained relatively unchanged.
Of the $217.4 billion in total residential mortgage loans outstanding at June 30, 2024, $63.5 billion, or 29 percent, of loans were originated as interest-only. The outstanding balance of interest-only residential mortgage loans that had entered the amortization period was $3.5 billion, or six percent, at June 30, 2024. Residential mortgage loans that have entered the amortization period generally experience a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At June 30, 2024,
$49 million, or one percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $987 million, or less than one percent, for the entire residential mortgage portfolio. In addition, at June 30, 2024, $197 million, or six percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $75 million were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three years to 10 years. Substantially all of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2026 or later.

Bank of America 30

Table 20 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. In the New York area, the New York-Northern New Jersey-Long Island Metropolitan Statistical Area (MSA) made up 15 percent of outstandings at both
June 30, 2024 and December 31, 2023. The Los Angeles-Long Beach-Santa Ana MSA within California represented 14 percent of outstandings at both June 30, 2024 and December 31, 2023.

Table 20	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	June 30 2024	December 31 2023	June 30 2024	December 31 2023	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2024	2023	2024	2023
California	$81,240	$81,085	$634	$641	$—	$(1)	$2	$(1)
New York	25,864	25,975	317	320	1	1	1	3
Florida	15,605	15,450	138	131	(1)	—	(1)	(2)
Texas	9,313	9,361	88	88	—	1	—	1
New Jersey	8,626	8,671	94	97	(1)	(1)	(1)	(1)
Other	76,729	76,897	826	837	1	2	2	3
Residential mortgage loans	$217,377	$217,439	$2,097	$2,114	$—	$2	$3	$3
Fully-insured loan portfolio	10,493	10,964
Total residential mortgage loan portfolio	$227,870	$228,403
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Home Equity
At June 30, 2024, the home equity portfolio made up six percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans. We no longer originate home equity loans or reverse mortgages.
At June 30, 2024, 84 percent of the home equity portfolio was in Consumer Banking, 10 percent was in GWIM and the remainder of the portfolio was in All Other. Outstanding balances in the home equity portfolio decreased $85 million during the six months ended June 30, 2024 primarily due to paydowns outpacing draws on existing lines and new originations. Of the total home equity portfolio at June 30, 2024 and December 31, 2023, $9.7 billion and $10.1 billion, or 38 percent and 39 percent, were in first-lien positions. At June 30, 2024, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $4.4 billion, or 17 percent, of our total home equity portfolio.
Unused HELOCs totaled $45.3 billion and $45.1 billion at June 30, 2024 and December 31, 2023. The HELOC utilization rate was 35 percent at both June 30, 2024 and December 31, 2023.
Table 21 presents certain home equity portfolio key credit statistics.

Table 21	Home Equity – Key Credit Statistics (1)

(Dollars in millions)	June 30 2024	December 31 2023
Outstandings	$25,442	$25,527
Accruing past due 30 days or more	87	95
Nonperforming loans (2)	422	450
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	—%	—%
Refreshed CLTV greater than 100	—	—
Refreshed FICO below 620	3	3
(1)Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the home equity portfolio decreased $28 million to $422 million at June 30, 2024, primarily driven by paydowns and payoffs and returns to performing status outpacing new additions. Of the nonperforming home equity loans at June 30, 2024, $253 million, or 60 percent, were current on contractual payments. In addition, $94 million, or 22 percent, were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due remained relatively unchanged during the six months ended June 30, 2024.
Of the $25.4 billion in total home equity portfolio outstandings at June 30, 2024, as shown in Table 21, 10 percent require interest-only payments. The outstanding balance of HELOCs that had reached the end of their draw period and entered the amortization period was $3.6 billion at June 30, 2024. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At June 30, 2024, $36 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at June 30, 2024, $262 million, or seven percent, were nonperforming.
For our interest-only HELOC portfolio, we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines; however, we can infer some of this information through a review of our HELOC portfolio that we service and is still in its revolving period. During the six months ended June 30, 2024, 29 percent

31 Bank of America

of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 22 presents outstandings, nonperforming balances and net recoveries by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of the outstanding home equity portfolio at both June 30, 2024 and December 31, 2023. The Los Angeles-Long Beach-Santa Ana MSA within California made up 10 percent of the outstanding home equity portfolio at both June 30, 2024 and December 31, 2023.

Table 22	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-Offs
	June 30 2024	December 31 2023	June 30 2024	December 31 2023	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2024	2023	2024	2023
California	$6,960	$6,966	$105	$109	$(2)	$(1)	$(5)	$(2)
Florida	2,539	2,576	49	53	(2)	(2)	(4)	(5)
New Jersey	1,830	1,870	38	46	(2)	(3)	(4)	(3)
New York	1,527	1,590	66	71	(2)	(2)	(2)	(4)
Texas	1,457	1,410	15	16	—	—	—	—
Other	11,129	11,115	149	155	(6)	(8)	(12)	(14)
Total home equity loan portfolio	$25,442	$25,527	$422	$450	$(14)	$(16)	$(27)	$(28)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Credit Card
At June 30, 2024, 97 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio decreased $2.8 billion during the six months ended June 30, 2024 to $99.5 billion as payments more than offset purchase volume and card transfers. Net charge-offs increased $345 million to $955 million and $743 million to $1.9 billion during the three and six months ended June 30, 2024 compared to the same periods in 2023.
Credit card loans 30 days or more past due and still accruing interest of $2.4 billion, and 90 days or more past due and still accruing interest of $1.3 billion remained relatively unchanged at June 30, 2024.
Unused lines of credit for credit card increased to $396.5 billion at June 30, 2024 from $390.2 billion at December 31, 2023.
Table 23 presents certain state concentrations for the credit card portfolio.

Table 23	Credit Card State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	June 30 2024	December 31 2023	June 30 2024	December 31 2023	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2024	2023	2024	2023
California	$16,518	$16,952	$235	$216	$177	$109	$338	$197
Florida	10,325	10,521	172	168	130	80	253	149
Texas	8,739	8,978	127	125	94	57	184	105
New York	5,574	5,788	79	84	60	51	122	90
Washington	5,339	5,352	43	41	31	18	58	32
Other	52,955	54,609	601	590	463	295	899	538
Total credit card portfolio	$99,450	$102,200	$1,257	$1,224	$955	$610	$1,854	$1,111
Direct/Indirect Consumer
At June 30, 2024, 52 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and recreational vehicle lending) and 48 percent was included in
GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio increased $366 million during the six months ended June 30, 2024 to $103.8 billion driven by increases in securities-based lending.

Bank of America 32

Table 24 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 24	Direct/Indirect State Concentrations

	Outstandings		Nonperforming		Net Charge-offs
	June 30 2024	December 31 2023	June 30 2024	December 31 2023	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)					2024	2023	2024	2023
California	$15,502	$15,416	$30	$27	$12	$4	$27	$6
Florida	13,953	13,550	18	18	6	3	15	3
Texas	9,859	9,668	15	14	7	3	15	3
New York	7,365	7,335	13	11	3	2	7	2
New Jersey	4,401	4,376	6	5	2	1	4	1
Other	52,754	53,123	70	73	21	4	48	3
Total direct/indirect loan portfolio	$103,834	$103,468	$152	$148	$51	$17	$116	$18
Other Consumer
Other consumer primarily consists of deposit overdraft balances. Net charge-offs decreased $40 million to $67 million and $128 million to $141 million during the three and six months ended June 30, 2024 compared to the same periods in 2023, primarily driven by lower overdraft losses from fraud activity.
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 25 presents nonperforming consumer loans, leases and foreclosed properties activity for the three and six months ended June 30, 2024 and 2023. During the six months ended June 30, 2024, nonperforming consumer loans of $2.7 billion remained relatively unchanged.
At June 30, 2024, $460 million, or 17 percent, of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at June 30, 2024, $1.6 billion, or 61 percent, of nonperforming consumer loans were current and classified as nonperforming loans in accordance with applicable policies.
During the six months ended June 30, 2024, foreclosed properties of $114 million remained relatively unchanged.

Table 25	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023
Nonperforming loans and leases, beginning of period	$2,697	$2,714	$2,712	$2,754
Additions	223	258	477	511
Reductions:
Paydowns and payoffs	(118)	(131)	(249)	(234)
Sales	(1)	(2)	(2)	(4)
Returns to performing status (1)	(121)	(92)	(234)	(262)
Charge-offs	(7)	(13)	(17)	(25)
Transfers to foreclosed properties	(2)	(5)	(16)	(11)
Total net additions (reductions) to nonperforming loans and leases	(26)	15	(41)	(25)
Total nonperforming loans and leases, June 30	2,671	2,729	2,671	2,729
Foreclosed properties, June 30	114	97	114	97
Nonperforming consumer loans, leases and foreclosed properties, June 30 (2)	$2,785	$2,826	$2,785	$2,826
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (3)	0.58%	0.60%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (3)	0.61	0.62
(1)Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.
(2)Includes repossessed non-real estate assets of $22 million and $0 at June 30, 2024 and 2023.
(3)Outstanding consumer loans and leases exclude loans accounted for under the fair value option.

Commercial Portfolio Credit Risk Management
Commercial credit risk is evaluated and managed with the goal that concentrations of credit exposure continue to be aligned with our risk appetite. We review, measure and manage concentrations of credit exposure by industry, product, geography, customer relationship and loan size. We also review, measure and manage commercial real estate loans by geographic location and property type. In addition, within our non-U.S. portfolio, we evaluate exposures by region and by country. Tables 30, 32 and 35 summarize our concentrations. We also utilize syndications of exposure to third parties, loan sales, hedging and other risk mitigation techniques to manage the size and risk profile of the commercial credit portfolio. For more information on our industry concentrations, see Table 32 and Commercial Portfolio Credit Risk Management – Industry Concentrations on page 37.
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

33 Bank of America

Commercial Credit Portfolio
Outstanding commercial loans and leases increased $6.1 billion during the six months ended June 30, 2024 due to growth in U.S. commercial, primarily in GWIM and Global Markets. During the six months ended June 30, 2024, commercial credit quality deteriorated as reservable criticized utilized exposure increased primarily driven by U.S. commercial across a broad range of industries while commercial nonperforming loans remained relatively unchanged. Commercial net charge-offs increased $325 million and $641 million to $474 million and $944 million during the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to higher losses in the commercial real estate office portfolio.
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
The commercial allowance for loan and lease losses decreased $98 million during the six months ended June 30, 2024 to $4.7 billion. For more information, see Allowance for Credit Losses on page 40.
Total commercial utilized credit exposure increased $1.5 billion during the six months ended June 30, 2024 to $697.8 billion primarily driven by increased loans and leases, partially offset by lower derivative assets. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 55 percent at both June 30, 2024 and December 31, 2023.
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

Table 26	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	June 30 2024	December 31 2023	June 30 2024	December 31 2023	June 30 2024	December 31 2023
Loans and leases	$599,841	$593,767	$512,178	$507,641	$1,112,019	$1,101,408
Derivative assets (5)	35,956	39,323	—	—	35,956	39,323
Standby letters of credit and financial guarantees	31,290	31,348	1,912	1,953	33,202	33,301
Debt securities and other investments	17,902	20,422	4,595	3,083	22,497	23,505
Loans held-for-sale	5,996	4,338	5,482	4,904	11,478	9,242
Operating leases	5,191	5,312	—	—	5,191	5,312
Commercial letters of credit	874	943	165	232	1,039	1,175
Other	763	846	—	—	763	846
Total	$697,813	$696,299	$524,332	$517,813	$1,222,145	$1,214,112
(1)Commercial utilized exposure includes loans of $3.0 billion and $3.3 billion accounted for under the fair value option at June 30, 2024 and December 31, 2023.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $3.2 billion and $2.6 billion at June 30, 2024 and December 31, 2023.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.3 billion at both June 30, 2024 and December 31, 2023.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $27.4 billion and $29.4 billion at June 30, 2024 and December 31, 2023. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $56.8 billion and $56.1 billion at June 30, 2024 and December 31, 2023, which consists primarily of other marketable securities.

Bank of America 34

Table 27 presents our commercial loans and leases portfolio and related credit quality information at June 30, 2024 and December 31, 2023.

Table 27	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2024	December 31 2023	June 30 2024	December 31 2023	June 30 2024	December 31 2023
Commercial and industrial:
U.S. commercial	$369,139	$358,931	$700	$636	$68	$51
Non-U.S. commercial	122,183	124,581	90	175	3	4
Total commercial and industrial	491,322	483,512	790	811	71	55
Commercial real estate	70,284	72,878	1,971	1,927	59	32
Commercial lease financing	14,874	14,854	19	19	7	7
	576,480	571,244	2,780	2,757	137	94
U.S. small business commercial (1)	20,395	19,197	22	16	189	184
Commercial loans excluding loans accounted for under the fair value option	$596,875	$590,441	$2,802	$2,773	$326	$278
Loans accounted for under the fair value option (2)	2,966	3,326
Total commercial loans and leases	$599,841	$593,767
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option includes U.S. commercial of $2.0 billion and $2.2 billion and non-U.S. commercial of $945 million and $1.2 billion at June 30, 2024 and December 31, 2023. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
Table 28 presents net charge-offs and related ratios for our commercial loans and leases for the three and six months ended June 30, 2024 and 2023.

Table 28	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Commercial and industrial:
U.S. commercial	$87	$5	153	$52	0.10%	0.01%	0.08%	0.03%
Non-U.S. commercial	(3)	—	(12)	20	(0.01)	—	(0.02)	0.03
Total commercial and industrial	84	5	141	72	0.07	—	0.06	0.03
Commercial real estate	272	69	576	91	1.53	0.37	1.62	0.25
Commercial lease financing	—	1	1	—	—	—	0.01	—
	356	75	718	163	0.25	0.05	0.25	0.06
U.S. small business commercial	118	74	226	140	2.35	1.62	2.28	1.55
Total commercial	$474	$149	$944	$303	0.32	0.10	0.32	0.10
(1)Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.
Table 29 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure increased $1.5 billion during the six months ended June 30, 2024 primarily driven by U.S. commercial, partially offset by commercial real estate. At June 30, 2024 and December 31, 2023, 90 percent and 89 percent of commercial reservable criticized utilized exposure was secured.

Table 29		Commercial Reservable Criticized Utilized Exposure (1, 2)

(Dollars in millions)	June 30, 2024		December 31, 2023
Commercial and industrial:
U.S. commercial	$13,758	3.48%	$12,006	3.12%
Non-U.S. commercial	1,835	1.44	1,787	1.37
Total commercial and industrial	15,593	2.98	13,793	2.68
Commercial real estate	8,314	11.62	8,749	11.80
Commercial lease financing	211	1.42	166	1.12
	24,118	3.96	22,708	3.76
U.S. small business commercial	643	3.16	592	3.08
Total commercial reservable criticized utilized exposure	$24,761	3.94	$23,300	3.74
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $23.7 billion and $22.5 billion and commercial letters of credit of $1.0 billion and $795 million at June 30, 2024 and December 31, 2023.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.

35 Bank of America

Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At June 30, 2024, 62 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 22 percent in Global Markets, 15 percent in GWIM (loans that provide financing for asset purchases, business investments and other liquidity needs for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $10.2 billion, or three percent, during the six months ended June 30, 2024 primarily driven by Global Banking and GWIM. Reservable criticized utilized exposure increased $1.8 billion, or 15 percent, driven by a broad range of industries.
Non-U.S. Commercial
At June 30, 2024, 60 percent of the non-U.S. commercial loan portfolio was managed in Global Banking, 39 percent in Global Markets and the remainder primarily in GWIM. Non-U.S. commercial loans decreased $2.4 billion, or two percent, during the six months ended June 30, 2024 primarily driven by Global Banking. Reservable criticized utilized exposure increased $48 million, or three percent. For information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 39.
Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans decreased $2.6 billion, or four percent, during the six months ended June 30, 2024 to $70.3 billion primarily driven by the office property type. The commercial real estate portfolio is primarily managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 20 percent of commercial real estate at both June 30, 2024 and December 31, 2023.
Reservable criticized utilized exposure decreased $435 million, or five percent, during the six months ended June 30, 2024 primarily driven by office loans. Office loans represented the largest property type concentration at 23 percent of the commercial real estate portfolio at June 30, 2024, and approximately two percent of total loans for the Corporation. This property type is roughly 75 percent Class A and had an origination loan-to-value of approximately 55 percent. Reservable criticized exposure for the office property type was $5.1 billion at June 30, 2024, and approximately $4.8 billion of office loans are scheduled to mature by the end of 2024.
During the three and six months ended June 30, 2024, net charge-offs increased by $203 million and $485 million to $272 million and $576 million compared to the same periods in 2023 driven by office loans. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures for management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Table 30 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 30	Outstanding Commercial Real Estate Loans

(Dollars in millions)	June 30 2024	December 31 2023
By Geographic Region
Northeast	$15,966	$15,920
California	14,085	14,551
Southwest	8,566	9,318
Southeast	7,245	8,368
Florida	4,654	4,986
Midwest	3,414	3,149
Illinois	3,266	3,361
Midsouth	2,833	2,785
Northwest	2,100	2,095
Non-U.S.	5,891	6,052
Other	2,264	2,293
Total outstanding commercial real estate loans	$70,284	$72,878
By Property Type
Non-residential
Office	$16,314	$17,976
Industrial / Warehouse	14,675	14,746
Multi-family rental	11,561	10,606
Shopping centers / Retail	5,640	5,756
Hotel / Motels	5,051	5,665
Multi-use	2,131	2,681
Other	14,080	14,201
Total non-residential	69,452	71,631
Residential	832	1,247
Total outstanding commercial real estate loans	$70,284	$72,878

Bank of America 36

U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking. Credit card-related products were 54 percent of the U.S. small business commercial portfolio at both June 30, 2024 and December 31, 2023 and represented 99 percent and 98 percent of net charge-offs for the three and six months ended June 30, 2024 compared to 98 percent for the same periods in 2023. Accruing past due 90 days or more of $189 million remained relatively unchanged.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 31 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and six months ended June 30, 2024 and 2023. Nonperforming loans do not include loans accounted for under the fair value option. During the six months ended June 30, 2024, nonperforming commercial loans and leases increased $29 million to $2.8 billion. At June 30, 2024, 94 percent of commercial nonperforming loans, leases and foreclosed properties were secured, and 42 percent were contractually current. Commercial nonperforming loans were carried at 79 percent of their unpaid principal balance, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

Table 31	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023
Nonperforming loans and leases, beginning of period	$3,186	$1,204	$2,773	$1,054
Additions	704	484	1,710	903
Reductions:
Paydowns	(505)	(171)	(725)	(243)
Sales	(9)	(3)	(10)	(3)
Returns to performing status (3)	(129)	(7)	(133)	(59)
Charge-offs	(357)	(87)	(725)	(175)
Transfers to foreclosed properties	(88)	(23)	(88)	(23)
Transfers to loans held-for-sale	—	—	—	(57)
Total net additions (reductions) to nonperforming loans and leases	(384)	193	29	343
Total nonperforming loans and leases, June 30	2,802	1,397	2,802	1,397
Foreclosed properties, June 30	104	51	104	51
Nonperforming commercial loans, leases and foreclosed properties, June 30	$2,906	$1,448	$2,906	$1,448
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.47%	0.24%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.49	0.25
(1)Balances do not include nonperforming loans held-for-sale of $707 million and $174 million at June 30, 2024 and 2023.
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
Commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $8.0 billion during the six months ended June 30, 2024 to $1.2 trillion. The increase in commercial committed exposure was concentrated in Asset managers and funds, Software and services and Consumer services.
For information on industry limits, see Commercial Portfolio Credit Risk Management – Risk Mitigation in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
Asset managers and funds, our largest industry concentration with committed exposure of $174.3 billion, increased $5.0 billion, or three percent, during the six months ended June 30, 2024, which was primarily driven by investment-grade exposures.

Real estate, our second largest industry concentration with committed exposure of $97.3 billion decreased $3.0 billion or three percent during the six months ended June 30, 2024. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 36.
Capital goods, our third largest industry concentration with committed exposure of $92.2 billion, decreased $4.8 billion, or five percent, during the six months ended June 30, 2024. The decline in committed exposure was primarily due to decreases in Industrial conglomerates and Aerospace and defense, partially offset by an increase in Building products.
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

37 Bank of America

Table 32	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	June 30 2024	December 31 2023	June 30 2024	December 31 2023
Asset managers and funds	$106,806	$103,138	$174,326	$169,318
Real estate (3)	71,734	73,150	97,266	100,269
Capital goods	48,192	49,698	92,243	97,044
Finance companies	60,950	62,906	89,871	89,119
Healthcare equipment and services	34,369	35,037	62,557	61,766
Materials	25,662	25,223	56,069	55,296
Retailing	25,016	24,561	53,432	54,523
Consumer services	27,525	27,355	51,504	49,105
Food, beverage and tobacco	24,317	23,865	49,745	49,426
Government and public education	31,755	31,051	47,840	45,873
Individuals and trusts	34,124	32,481	46,069	43,938
Commercial services and supplies	23,282	22,642	42,292	41,473
Utilities	17,426	18,610	39,416	39,481
Energy	12,332	12,450	37,122	36,996
Transportation	23,798	24,200	34,860	36,267
Technology hardware and equipment	11,033	11,951	29,585	29,160
Software and services	10,901	9,830	26,734	22,381
Global commercial banks	21,621	22,749	24,819	25,684
Media	12,626	13,033	24,302	24,908
Vehicle dealers	18,179	16,283	23,546	22,570
Consumer durables and apparel	8,803	9,184	21,201	20,732
Pharmaceuticals and biotechnology	6,778	6,852	20,920	22,169
Insurance	9,903	9,371	20,115	19,322
Telecommunication services	9,165	9,224	17,685	17,269
Automobiles and components	8,044	7,049	16,192	16,459
Food and staples retailing	7,956	7,423	12,911	12,496
Financial markets infrastructure (clearinghouses)	2,953	4,229	5,156	6,503
Religious and social organizations	2,563	2,754	4,367	4,565
Total commercial credit exposure by industry	$697,813	$696,299	$1,222,145	$1,214,112
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.3 billion at both June 30, 2024 and December 31, 2023.
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
At June 30, 2024 and December 31, 2023, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $10.4 billion and $10.9 billion. We recorded net gains of $9 million and net losses of $16 million for the three and six months ended June 30, 2024 compared to net losses of $34 million and $111 million for the three and six months ended June 30, 2023. The gains and losses on these instruments were largely offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 38. For more information, see Trading Risk Management on page 42.
Tables 33 and 34 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at June 30, 2024 and December 31, 2023.

Table 33	Net Credit Default Protection by Maturity

	June 30 2024	December 31 2023
Less than or equal to one year	18%	36%
Greater than one year and less than or equal to five years	82	64
Total net credit default protection	100%	100%

Bank of America 38

Table 34	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
(Dollars in millions)	June 30, 2024		December 31, 2023
Ratings (2, 3)
AAA	$(399)	3.8%	$(479)	4.4%
AA	(633)	6.1	(1,080)	9.9
A	(5,151)	49.3	(5,237)	48.2
BBB	(3,134)	30.0	(2,912)	26.8
BB	(616)	5.9	(698)	6.4
B	(284)	2.7	(419)	3.9
CCC and below	(233)	2.2	(52)	0.5
NR (4)	1	—	2	(0.1)
Total net credit default protection	$(10,449)	100.0%	$(10,875)	100.0%
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
Table 35 presents our 20 largest non-U.S. country exposures at June 30, 2024. These exposures accounted for 89 percent of our total non-U.S. exposure at both June 30, 2024 and December 31, 2023. Net country exposure for these 20 countries increased $10.0 billion in 2024 primarily driven by an increase in the United Kingdom.

Table 35	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at June 30 2024	Hedges and Credit Default Protection	Net Country Exposure at June 30 2024	Increase (Decrease) from December 31 2023
United Kingdom	$38,443	$19,266	$5,098	$5,820	$68,627	$(1,816)	$66,811	$10,876
Germany	24,453	9,659	1,245	2,268	37,625	(4,019)	33,606	(2,049)
Canada	13,565	9,944	1,339	3,074	27,922	(453)	27,469	(546)
France	13,946	9,069	1,078	3,159	27,252	(1,671)	25,581	723
Australia	12,059	4,856	439	1,840	19,194	(361)	18,833	(2,489)
Brazil	9,781	1,367	1,055	4,171	16,374	(94)	16,280	997
Japan	8,874	1,985	1,777	4,367	17,003	(735)	16,268	(706)
India	6,334	254	873	5,299	12,760	(55)	12,705	780
Ireland	7,822	2,078	63	473	10,436	(162)	10,274	(59)
Singapore	4,464	526	159	4,905	10,054	(37)	10,017	(800)
China	5,341	285	562	3,637	9,825	(239)	9,586	1,074
Switzerland	4,085	4,865	282	245	9,477	(182)	9,295	66
South Korea	4,727	1,306	590	1,937	8,560	(128)	8,432	(28)
Mexico	5,167	1,735	445	986	8,333	(131)	8,202	(717)
Netherlands	2,995	3,870	691	673	8,229	(1,038)	7,191	42
Italy	4,559	2,319	155	545	7,578	(738)	6,840	225
Spain	2,838	2,023	166	1,044	6,071	(302)	5,769	173
Hong Kong	3,200	550	420	1,111	5,281	(29)	5,252	(600)
Saudi Arabia	3,728	1,454	151	77	5,410	(1,396)	4,014	1,506
Indonesia	741	—	31	3,056	3,828	(38)	3,790	1,555
Total top 20 non-U.S. countries exposure	$177,122	$77,411	$16,619	$48,687	$319,839	$(13,624)	$306,215	$10,023
Our largest non-U.S. country exposure at June 30, 2024 was the United Kingdom with net exposure of $66.8 billion, which increased $10.9 billion from December 31, 2023 primarily due to increased deposits with the central bank. Our second largest non-U.S. country exposure was Germany with net exposure of $33.6 billion at June 30, 2024, which decreased $2.0 billion from December 31, 2023 primarily due to lower exposure with financial institutions.

39 Bank of America

Allowance for Credit Losses
The allowance for credit losses decreased $209 million from December 31, 2023 to $14.3 billion at June 30, 2024, which included a $33 million and $176 million reserve decrease related to the consumer and commercial portfolios. The reserve decrease was primarily driven by the commercial portfolio due to an improved macroeconomic outlook.
Table 36 presents an allocation of the allowance for credit losses by product type at June 30, 2024 and December 31, 2023.

Table 36	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	June 30, 2024			December 31, 2023
Allowance for loan and lease losses
Residential mortgage	$283	2.14%	0.12%	$339	2.54%	0.15%
Home equity	64	0.48	0.25	47	0.35	0.19
Credit card	7,341	55.45	7.38	7,346	55.06	7.19
Direct/Indirect consumer	751	5.67	0.72	715	5.36	0.69
Other consumer	75	0.57	n/m	73	0.55	n/m
Total consumer	8,514	64.31	1.86	8,520	63.86	1.85
U.S. commercial (2)	2,586	19.54	0.66	2,600	19.49	0.69
Non-U.S. commercial	822	6.21	0.67	842	6.31	0.68
Commercial real estate	1,279	9.66	1.82	1,342	10.06	1.84
Commercial lease financing	37	0.28	0.25	38	0.28	0.26
Total commercial	4,724	35.69	0.79	4,822	36.14	0.82
Allowance for loan and lease losses	13,238	100.00%	1.26	13,342	100.00%	1.27
Reserve for unfunded lending commitments	1,104			1,209
Allowance for credit losses	$14,342			$14,551
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $1.2 billion and $1.0 billion at June 30, 2024 and December 31, 2023.
n/m = not meaningful
Net charge-offs for the three and six months ended June 30, 2024 were $1.5 billion and $3.0 billion compared to $869 million and $1.7 billion for the same periods in 2023 primarily due to credit card loans and the commercial real estate office portfolio. The provision for credit losses increased $383 million to $1.5 billion and $771 million to $2.8 billion for the three and six months ended June 30, 2024 compared to the same periods in 2023. The provision for credit losses for the current-year periods was primarily driven by credit card loans and the commercial real estate office portfolio. The provision for credit losses for the consumer portfolio, including unfunded lending commitments, of $1.1 billion and $2.1 billion was largely unchanged for the three and six months ended June 30, 2024 compared to the same periods in 2023. The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $255 million to $414 million and $764 million to $774 million for the three and six months ended June 30, 2024 compared to the same periods in 2023.
Table 37 presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for the three and six months ended June 30, 2024 and 2023. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

Bank of America 40

Table 37	Allowance for Credit Losses

		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)		2024	2023	2024	2023
Allowance for loan and lease losses, December 31		n/a	n/a	$13,342	$12,682
January 1, 2023 adoption of credit loss standard		n/a	n/a	n/a	(243)
Allowance for loan and lease losses, beginning of period		$13,213	$12,514	$13,342	$12,439
Loans and leases charged off
Residential mortgage		(5)	(10)	(13)	(18)
Home equity		(3)	(5)	(6)	(11)
Credit card		(1,106)	(756)	(2,151)	(1,406)
Direct/Indirect consumer		(89)	(56)	(191)	(96)
Other consumer		(72)	(112)	(150)	(283)
Total consumer charge-offs		(1,275)	(939)	(2,511)	(1,814)
U.S. commercial (1)		(226)	(106)	(422)	(240)
Non-U.S. commercial		—	(8)	(1)	(31)
Commercial real estate		(278)	(71)	(582)	(95)
Commercial lease financing		—	(1)	(1)	—
Total commercial charge-offs		(504)	(186)	(1,006)	(366)
Total loans and leases charged off		(1,779)	(1,125)	(3,517)	(2,180)
Recoveries of loans and leases previously charged off
Residential mortgage		5	8	10	15
Home equity		17	21	33	39
Credit card		151	146	297	295
Direct/Indirect consumer		38	39	75	78
Other consumer		5	5	9	14
Total consumer recoveries		216	219	424	441
U.S. commercial (2)		21	27	43	48
Non-U.S. commercial		3	8	13	11
Commercial real estate		6	2	6	4
Total commercial recoveries		30	37	62	63
Total recoveries of loans and leases previously charged off		246	256	486	504
Net charge-offs		(1,533)	(869)	(3,031)	(1,676)
Provision for loan and lease losses		1,562	1,309	2,932	2,209
Other		(4)	(4)	(5)	(22)
Allowance for loan and lease losses, June 30		13,238	12,950	13,238	12,950
Reserve for unfunded lending commitments, beginning of period		1,158	1,437	1,209	1,540
Provision for unfunded lending commitments		(54)	(50)	(105)	(153)
Other		—	1	—	1
Reserve for unfunded lending commitments, June 30		1,104	1,388	1,104	1,388
Allowance for credit losses, June 30		$14,342	$14,338	$14,342	$14,338

Loan and allowance ratios (3):
Loans and leases outstanding at June 30		$1,053,588	$1,046,897	$1,053,588	$1,046,897
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at June 30		1.26%	1.24%	1.26%	1.24%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at June 30		1.86	1.70	1.86	1.70
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at June 30		0.79	0.88	0.79	0.88
Average loans and leases outstanding		$1,048,300	$1,041,976	$1,046,511	$1,039,172
Annualized net charge-offs as a percentage of average loans and leases outstanding		0.59%	0.33%	0.58%	0.33%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at June 30		242	314	242	314
Ratio of the allowance for loan and lease losses at June 30 to annualized net charge-offs		2.15	3.71	2.17	3.83
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at June 30 (4)		$8,453	$5,481	$8,453	$5,481
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at June 30 (4)		87%	181%	87%	181%
(1)Includes U.S. small business commercial charge-offs of $130 million and $248 million for the three and six months ended June 30, 2024 compared to $84 million and $159 million for the same periods in 2023.
(2)Includes U.S. small business commercial recoveries of $12 million and $22 million for the three and six months ended June 30, 2024 compared to $10 million and $19 million for the same periods in 2023.
(3)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(4)Primarily includes amounts related to credit card and unsecured consumer lending portfolios in Consumer Banking.
n/a = not applicable

41 Bank of America

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
Table 38 presents period-end, average, high and low daily trading VaR for the three months ended June 30, 2024, March 31, 2024 and June 30, 2023 using a 99 percent confidence level. The amounts disclosed in Table 38 and Table 39 align to the view of covered positions used in the Basel 3 capital calculations. Foreign exchange and commodity positions are always considered covered positions, regardless of trading or banking treatment for the trade, except for structural foreign currency positions that are excluded with prior regulatory approval.
The average of total covered positions and less liquid trading positions portfolio VaR increased for the three months ended June 30, 2024 compared to the prior quarter due to an increase in interest rate and debt risk.

Table 38	Market Risk VaR for Trading Activities

	Three Months Ended												Six Months Ended June 30
	June 30, 2024				March 31, 2024				June 30, 2023
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	2024 Average	2023 Average
Foreign exchange	$30	$32	$40	$25	$34	$34	$42	$27	$22	$29	$42	$16	$33	$31
Interest rate	76	70	91	50	56	63	89	41	42	50	74	36	66	47
Credit	66	54	69	44	48	46	55	42	50	50	54	47	50	67
Equity	19	20	26	14	19	17	25	13	24	24	56	13	18	21
Commodities	10	9	12	8	10	10	12	8	8	9	12	7	10	10
Portfolio diversification	(120)	(104)	n/a	n/a	(97)	(103)	n/a	n/a	(85)	(98)	n/a	n/a	(103)	(110)
Total covered positions portfolio	81	81	99	64	70	67	86	55	61	64	85	53	74	66
Impact from less liquid exposures (2)	2	9	n/a	n/a	6	13	n/a	n/a	8	12	n/a	n/a	11	26
Total covered positions and less liquid trading positions portfolio	83	90	110	73	76	80	100	69	69	76	105	63	85	92
Fair value option loans	15	21	45	12	12	14	17	11	19	20	26	15	18	31
Fair value option hedges	8	16	27	8	8	9	12	6	12	16	20	12	12	16
Fair value option portfolio diversification	(10)	(23)	n/a	n/a	(11)	(11)	n/a	n/a	(19)	(24)	n/a	n/a	(17)	(29)
Total fair value option portfolio	13	14	24	10	9	12	16	9	12	12	14	11	13	18
Portfolio diversification	(8)	(8)	n/a	n/a	(5)	(7)	n/a	n/a	(6)	(7)	n/a	n/a	(7)	(8)
Total market-based portfolio	$88	$96	117	82	$80	$85	106	74	$75	$81	113	66	$91	$102
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

Bank of America 42

The following graph presents the daily covered positions and less liquid trading positions portfolio VaR for the previous five quarters, corresponding to the data in Table 38.
Additional VaR statistics produced within our single VaR model are provided in Table 39 at the same level of detail as in Table 38. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio, as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 39 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for the three months ended June 30, 2024, March 31, 2024 and June 30, 2023.

Table 39	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	Three Months Ended
	June 30, 2024		March 31, 2024		June 30, 2023
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$32	$21	$34	$21	$29	$19
Interest rate	70	36	63	32	50	27
Credit	54	30	46	26	50	29
Equity	20	10	17	7	24	12
Commodities	9	5	10	6	9	5
Portfolio diversification	(104)	(63)	(103)	(57)	(98)	(56)
Total covered positions portfolio	81	39	67	35	64	36
Impact from less liquid exposures	9	6	13	8	12	7
Total covered positions and less liquid trading positions portfolio	90	45	80	43	76	43
Fair value option loans	21	13	14	9	20	13
Fair value option hedges	16	9	9	5	16	10
Fair value option portfolio diversification	(23)	(14)	(11)	(7)	(24)	(15)
Total fair value option portfolio	14	8	12	7	12	8
Portfolio diversification	(8)	(5)	(7)	(4)	(7)	(6)
Total market-based portfolio	$96	$48	$85	$46	$81	$45
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. For more information on our backtesting process, see Trading Risk Management – Backtesting in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
During the three and six months ended June 30, 2024, there were no days where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period.
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
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended June 30, 2024 compared to the three months ended March 31, 2024. During the three months ended June 30, 2024, positive trading-related revenue was recorded for 100 percent of the trading days, of which 95 percent were daily trading gains of over $25 million. This compares to the three months ended March 31, 2024 where positive trading-related revenue was recorded for 100 percent of the trading days, of which 97 percent were daily trading gains of over $25 million.

43 Bank of America

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
Table 40 presents the spot and 12-month forward rates used in our baseline forecasts at June 30, 2024 and December 31, 2023.

Table 40	Forward Rates

	Federal Funds	SOFR	10-Year SOFR
	June 30, 2024
Spot rates	5.50%	5.33%	3.98%
12-month forward rates	4.50	4.42	3.79

	December 31, 2023
Spot rates	5.50%	5.38%	3.47%
12-month forward rates	3.89	3.93	3.32
Table 41 shows the potential pretax impact to net interest income over the next 12 months from June 30, 2024 and December 31, 2023 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically, we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment.

Table 41	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes

	Short Rate (bps)	Long Rate (bps)	Dynamic Deposits (1)	Static Deposits (1)	Static Deposits (1)
(Dollars in billions)			June 30 2024	June 30 2024	December 31 2023
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$1.7	$3.3	$3.5
-100 bps instantaneous shift	-100	-100	(2.2)	(3.3)	(3.1)
+200 bps instantaneous shift	+200	+200	2.7	5.9	n/a
-200 bps instantaneous shift	-200	-200	(5.1)	(6.7)	n/a
Flatteners
Short-end instantaneous change	+100	—	1.8	3.2	3.2
Long-end instantaneous change	—	-100	0.1	(0.2)	(0.3)
Steepeners
Short-end instantaneous change	-100	—	(2.1)	(3.0)	(2.8)
Long-end instantaneous change	—	+100	(0.1)	0.2	0.3
(1)Dynamic Deposit sensitivity reflects behavioral customer deposit balance changes that could occur under various scenarios while Static Deposits assumes no deposit balance change.
n/a = not applicable

Bank of America 44

We continue to be asset sensitive to a parallel upward move in interest rates, with the majority of that impact coming from the short end of the yield curve. Additionally, higher interest rates negatively impact the fair value of our debt securities classified as available for sale and adversely affect accumulated OCI and thus capital levels under the Basel 3 capital rules. Under instantaneous upward parallel shifts, the near-term adverse impact to Basel 3 capital would be reduced over time by offsetting positive impacts to net interest income generated from banking book activities. For more information on Basel 3, see Capital Management – Regulatory Capital on page 21.
As part of our ALM activities, we use securities, certain residential mortgages, and interest rate and foreign exchange derivatives in managing interest rate sensitivity. The sensitivity analysis in Table 41 assumes that we take no action in response to these rate shocks and does not assume any change in other macroeconomic variables normally correlated with changes in interest rates. Beginning in the second quarter of 2024, the sensitivity analysis incorporates potential movements in customer behavior that could result in changes in both total customer deposit balances and deposit balance mix, (e.g., interest bearing versus noninterest bearing), under the various interest rate scenarios. In higher rate scenarios, the analysis assumes that a portion of low-cost or noninterest-bearing deposits are replaced with higher yielding deposits or market-based funding. Conversely, in lower rate scenarios, the analysis assumes that a portion of higher yielding deposits or market-based funding are replaced with low-cost or noninterest-bearing deposits.
For larger interest rate scenarios, the interest rate sensitivity may behave in a non-linear manner as there are numerous estimates and assumptions, which require a high degree of judgment and are often interrelated, that could impact the outcome. Pertaining to the mortgage-backed securities and residential mortgage portfolio, if long-end interest rates were to significantly decrease over the next twelve months, for example over 200 bps, there would generally be an increase in customer prepayment behaviors with an incremental reduction to net interest income, noting that the extent of changes in customer prepayment activity can be impacted by multiple factors and is not necessarily limited to long-end interest rates. Conversely, if long-end interest rates were to significantly increase over the next twelve months, for example, over 200 bps, customer prepayments would likely modestly decrease and result in an incremental increase to net interest income. In addition, deposit pricing is rate sensitive in nature. This sensitivity is assumed to have non-linear impacts to larger short-end rate movements. In decreasing interest rate scenarios, and particularly where interest rates have decreased to small amounts, the ability to further reduce rates paid is reduced as customer rates near zero. In higher short-end rate scenarios, deposit pricing will likely increase at a faster rate, leading to incremental interest expense and reducing asset sensitivity. While the impact related to the above assumptions used in the asset sensitivity analysis can provide directional analysis on how net interest income will be impacted in changing environments, the ultimate impact is dependent upon the interrelationship of the assumptions and factors, which vary in different macroeconomic scenarios.

Economic Value of Equity
In addition to interest rate sensitivity described above, the Corporation’s management of its interest rate exposures in the banking book also considers a long-term view of interest rate sensitivity through the measurement of Economic Value of Equity (EVE). EVE captures changes in the net present value of banking book assets and liabilities under various interest rate scenarios and its impact to Tier 1 capital. Similar to net interest income, the Corporation establishes limits for EVE. EVE is largely driven by the Corporation’s longer duration fixed-rate products, such as investment securities, residential mortgages and deposits. For assets or liabilities that have no stated maturity, such as deposits, the Corporation estimates the duration for measurement purposes.
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

45 Bank of America

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
There were no significant gains or losses related to the change in fair value of MSRs, IRLCs and LHFS, net of gains and losses on the hedge portfolio, for the three and six months ended June 30, 2024 and 2023. For more information on MSRs, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.
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
Our approach to managing climate risk is consistent with our risk management governance structure, from senior management to our Board and its committees, including the Enterprise Risk Committee (ERC) and the Corporate Governance, ESG and Sustainability Committee (CGESC) of the Board, which regularly discuss climate-related topics. The ERC oversees climate risk as set forth in our Risk Framework and Risk Appetite Statement. The CGESC is responsible for overseeing the Corporation’s environmental and sustainability-related activities and practices, and regularly reviews the Corporation’s climate-related policies and practices. Our Climate Risk Council consists of leaders across risk, Front Line Unit and control functions, and meets routinely to discuss our approach to managing climate-related risks.
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
Climate-related Goals and Targets
In 2021, the Corporation announced a goal of achieving net zero greenhouse gas emissions before 2050 in our financing activities, operations and supply chain (Net Zero goal). As part of this goal, we have set interim 2030 targets across our financing activities related to certain high-emitting sectors (2030 Financing Activity Emissions Targets), operations and supply chain, all of which are further supported and complemented by our 10-year goal to mobilize and deploy $1.5 trillion in sustainable finance by 2030 in support of the U.N.

Bank of America 46

Sustainable Development Goals, of which $1 trillion is dedicated to supporting the transition to a low-carbon economy, including capital mobilized across clean energy sectors and tailored financial solutions for emerging areas of the low-carbon economy. In particular, we have announced 2030 Financing Activity Emissions Targets for auto manufacturing, aviation, cement, energy, iron and steel, maritime shipping and power generation sectors.
Achieving our climate--related goals and targets, including our Net Zero goal and 2030 Financing Activity Emissions Targets, may require technological advances, clearly defined roadmaps for industry sectors and better emissions data reporting. Required changes may also include new standards and public policies, including those that improve the cost of capital for the transition to a low-carbon economy, as well as strong and active engagement with customers, suppliers, investors, government officials and other stakeholders. Activities related to our climate-related goals and targets have not resulted in a significant effect on our results of operations or financial position in the relevant periods presented herein.
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
Goodwill and Intangible Assets
The nature of and accounting for goodwill and intangible assets are discussed in Note 7 – Goodwill and Intangible Assets to the Consolidated Financial Statements herein and Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K. As of June 30, 2024, goodwill recorded on our consolidated balance sheet was as follows.

Table 42	Goodwill by Reporting Segment

(Dollars in millions)	June 30 2024	December 31 2023
Consumer Banking	$30,137	$30,137
Global Wealth and Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,181	5,181
Total	$69,021	$69,021
We completed our annual goodwill impairment test as of June 30, 2024 by using a qualitative assessment. Factors considered in the qualitative assessment include, among others, macroeconomic conditions, industry and market considerations, financial performance of the respective reporting unit and other relevant entity and reporting-unit specific considerations. Based on our assessment, we have concluded that none of our reporting units are at risk of impairment, as each of the reporting units’ fair values are substantially in excess of their carrying values.

47 Bank of America

Non-GAAP Reconciliations
Table 43 provides reconciliations of certain non-GAAP financial measures to the most directly comparable GAAP financial measures.

Table 43	Average and Period-end Supplemental Financial Data and Reconciliations to GAAP Financial Measures (1)

	2024 Quarters		2023 Quarters			Six Months Ended June 30
(Dollars in millions)	Second	First	Fourth	Third	Second	2024	2023
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$293,403	$292,511	$288,618	$284,975	$282,425	$292,957	$279,853
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,022)	(69,021)	(69,022)
Intangible assets (excluding MSRs)	(1,971)	(1,990)	(2,010)	(2,029)	(2,049)	(1,980)	(2,058)
Related deferred tax liabilities	869	874	886	890	895	871	897
Tangible shareholders’ equity	$223,280	$222,374	$218,473	$214,815	$212,249	$222,827	$209,670
Preferred stock	(28,113)	(28,397)	(28,397)	(28,397)	(28,397)	(28,255)	(28,397)
Tangible common shareholders’ equity	$195,167	$193,977	$190,076	$186,418	$183,852	$194,572	$181,273
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity and period-end tangible common shareholders’ equity
Shareholders’ equity	$293,892	$293,552	$291,646	$287,064	$283,319
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,958)	(1,977)	(1,997)	(2,016)	(2,036)
Related deferred tax liabilities	864	869	874	886	890
Tangible shareholders’ equity	$223,777	$223,423	$221,502	$216,913	$213,152
Preferred stock	(26,548)	(28,397)	(28,397)	(28,397)	(28,397)
Tangible common shareholders’ equity	$197,229	$195,026	$193,105	$188,516	$184,755
Reconciliation of period-end assets to period-end tangible assets
Assets	$3,257,996	$3,273,803	$3,180,151	$3,153,090	$3,123,198
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,958)	(1,977)	(1,997)	(2,016)	(2,036)
Related deferred tax liabilities	864	869	874	886	890
Tangible assets	$3,187,881	$3,203,674	$3,110,007	$3,082,939	$3,053,031
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Bank of America 48

Part I. Financial Information
Item 1. Financial Statements
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share information)	2024	2023	2024	2023
Net interest income
Interest income	$36,854	$32,354	$73,139	$61,009
Interest expense	23,152	18,196	45,405	32,403
Net interest income	13,702	14,158	27,734	28,606

Noninterest income
Fees and commissions	8,969	7,961	17,629	15,855
Market making and similar activities	3,298	3,697	7,186	8,409
Other income (loss)	(592)	(619)	(1,354)	(1,415)
Total noninterest income	11,675	11,039	23,461	22,849
Total revenue, net of interest expense	25,377	25,197	51,195	51,455

Provision for credit losses	1,508	1,125	2,827	2,056

Noninterest expense
Compensation and benefits	9,826	9,401	20,021	19,319
Occupancy and equipment	1,818	1,776	3,629	3,575
Information processing and communications	1,763	1,644	3,563	3,341
Product delivery and transaction related	891	956	1,742	1,846
Professional fees	654	527	1,202	1,064
Marketing	487	513	942	971
Other general operating	870	1,221	2,447	2,160
Total noninterest expense	16,309	16,038	33,546	32,276
Income before income taxes	7,560	8,034	14,822	17,123
Income tax expense	663	626	1,251	1,554
Net income	$6,897	$7,408	$13,571	$15,569
Preferred stock dividends	315	306	847	811
Net income applicable to common shareholders	$6,582	$7,102	$12,724	$14,758

Per common share information
Earnings	$0.83	$0.88	$1.60	$1.83
Diluted earnings	0.83	0.88	1.59	1.82
Average common shares issued and outstanding	7,897.9	8,040.9	7,933.3	8,053.5
Average diluted common shares issued and outstanding	7,960.9	8,080.7	7,996.2	8,162.6

Consolidated Statement of Comprehensive Income

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023
Net income	$6,897	$7,408	$13,571	$15,569
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	(305)	168	27	723
Net change in debit valuation adjustments	53	(404)	(135)	(394)
Net change in derivatives	686	(1,993)	270	49
Employee benefit plan adjustments	25	9	48	19
Net change in foreign currency translation adjustments	(31)	5	(51)	17
Other comprehensive income (loss)	428	(2,215)	159	414
Comprehensive income (loss)	$7,325	$5,193	$13,730	$15,983

See accompanying Notes to Consolidated Financial Statements.

49 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	June 30 2024	December 31 2023
(Dollars in millions)
Assets
Cash and due from banks	$25,849	$27,892
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	294,783	305,181
Cash and cash equivalents	320,632	333,073
Time deposits placed and other short-term investments	8,369	8,346
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $167,835 and $133,053 measured at fair value)	337,752	280,624
Trading account assets (includes $151,737 and $130,815 pledged as collateral)	306,466	277,354
Derivative assets	35,956	39,323
Debt securities:
Carried at fair value	301,051	276,852
Held-to-maturity, at cost (fair value $466,636 and $496,597)	577,366	594,555
Total debt securities	878,417	871,407
Loans and leases (includes $3,197 and $3,569 measured at fair value)	1,056,785	1,053,732
Allowance for loan and lease losses	(13,238)	(13,342)
Loans and leases, net of allowance	1,043,547	1,040,390
Premises and equipment, net	11,917	11,855
Goodwill	69,021	69,021
Loans held-for-sale (includes $1,572 and $2,059 measured at fair value)	7,043	6,002
Customer and other receivables	80,978	81,881
Other assets (includes $15,314 and $11,861 measured at fair value)	157,898	160,875
Total assets	$3,257,996	$3,180,151

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$503,037	$530,619
Interest-bearing (includes $370 and $284 measured at fair value)	1,291,853	1,273,904
Deposits in non-U.S. offices:
Noninterest-bearing	14,573	16,427
Interest-bearing	101,028	102,877
Total deposits	1,910,491	1,923,827
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $214,719 and $178,609 measured at fair value)	368,106	283,887
Trading account liabilities	100,345	95,530
Derivative liabilities	40,508	43,432
Short-term borrowings (includes $7,200 and $4,690 measured at fair value)	40,429	32,098
Accrued expenses and other liabilities (includes $15,064 and $11,473 measured at fair value and $1,104 and $1,209 of reserve for unfunded lending commitments)	213,751	207,527
Long-term debt (includes $46,875 and $42,809 measured at fair value)	290,474	302,204
Total liabilities	2,964,104	2,888,505
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities and Note 10 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 4,013,928 and 4,088,099 Shares	26,548	28,397
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 7,774,753,442 and 7,895,457,665 shares	51,376	56,365
Retained earnings	233,597	224,672
Accumulated other comprehensive income (loss)	(17,629)	(17,788)
Total shareholders’ equity	293,892	291,646
Total liabilities and shareholders’ equity	$3,257,996	$3,180,151

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$5,647	$6,054
Loans and leases	19,827	18,276
Allowance for loan and lease losses	(917)	(826)
Loans and leases, net of allowance	18,910	17,450
All other assets	281	269
Total assets of consolidated variable interest entities	$24,838	$23,773
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $0 and $23 of non-recourse short-term borrowings)	$3,343	$2,957
Long-term debt (includes $9,137 and $8,456 of non-recourse debt)	9,137	8,456
All other liabilities (includes $22 and $19 of non-recourse liabilities)	22	19
Total liabilities of consolidated variable interest entities	$12,502	$11,432
See accompanying Notes to Consolidated Financial Statements.

Bank of America 50

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, March 31, 2024	$28,397	7,866.9	$54,310	$228,902	$(18,057)	$293,552
Net income				6,897		6,897
Net change in debt securities					(305)	(305)
Net change in debit valuation adjustments					53	53
Net change in derivatives					686	686
Employee benefit plan adjustments					25	25
Net change in foreign currency translation adjustments					(31)	(31)
Dividends declared:
Common				(1,887)		(1,887)
Preferred				(310)		(310)
Redemption of preferred stock	(1,849)			(5)		(1,854)
Common stock issued under employee plans, net, and other		0.4	601			601
Common stock repurchased		(92.5)	(3,535)			(3,535)
Balance, June 30, 2024	$26,548	7,774.8	$51,376	$233,597	$(17,629)	$293,892
Balance, December 31, 2023	$28,397	7,895.5	$56,365	$224,672	$(17,788)	$291,646
Net income				13,571		13,571
Net change in debt securities					27	27
Net change in debit valuation adjustments					(135)	(135)
Net change in derivatives					270	270
Employee benefit plan adjustments					48	48
Net change in foreign currency translation adjustments					(51)	(51)
Dividends declared:
Common				(3,797)		(3,797)
Preferred				(842)		(842)
Redemption of preferred stock	(1,849)			(5)		(1,854)
Common stock issued under employee plans, net, and other		44.4	1,046	(2)		1,044
Common stock repurchased		(165.1)	(6,035)			(6,035)
Balance, June 30, 2024	$26,548	7,774.8	$51,376	$233,597	$(17,629)	$293,892
Balance, March 31, 2023	$28,397	7,972.4	$57,264	$213,062	$(18,527)	$280,196
Net income				7,408		7,408
Net change in debt securities					168	168
Net change in debit valuation adjustments					(404)	(404)
Net change in derivatives					(1,993)	(1,993)
Employee benefit plan adjustments					9	9
Net change in foreign currency translation adjustments					5	5
Dividends declared:
Common				(1,767)		(1,767)
Preferred				(306)		(306)
Common stock issued under employee plans, net, and other		0.4	553			553
Common stock repurchased		(19.2)	(550)			(550)
Balance, June 30, 2023	$28,397	7,953.6	$57,267	$218,397	$(20,742)	$283,319
Balance, December 31, 2022	$28,397	7,996.8	$58,953	$207,003	$(21,156)	$273,197
Cumulative adjustment for adoption of credit loss accounting standard				184		184
Net income				15,569		15,569
Net change in debt securities					723	723
Net change in debit valuation adjustments					(394)	(394)
Net change in derivatives					49	49
Employee benefit plan adjustments					19	19
Net change in foreign currency translation adjustments					17	17
Dividends declared:
Common				(3,541)		(3,541)
Preferred				(811)		(811)
Common stock issued under employee plans, net, and other		42.8	1,079	(7)		1,072
Common stock repurchased		(86.0)	(2,765)			(2,765)
Balance, June 30, 2023	$28,397	7,953.6	$57,267	$218,397	$(20,742)	$283,319

See accompanying Notes to Consolidated Financial Statements.

51 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Six Months Ended June 30
(Dollars in millions)	2024	2023
Operating activities
Net income	$13,571	$15,569
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,827	2,056
(Gains) losses on sales of debt securities	(14)	404
Depreciation and amortization	1,081	1,013
Net (accretion) amortization of discount/premium on debt securities	(394)	64
Deferred income taxes	(883)	(612)
Stock-based compensation	1,710	1,626
Loans held-for-sale:
Originations and purchases	(16,956)	(7,345)
Proceeds from sales and paydowns of loans originally classified as held for sale and instruments from related securitization activities	15,663	7,349
Net change in:
Trading and derivative assets/liabilities	(25,246)	1,289
Other assets	1,335	(6,618)
Accrued expenses and other liabilities	6,183	(18,449)
Other operating activities, net	3,680	4,140
Net cash provided by operating activities	2,557	486
Investing activities
Net change in:
Time deposits placed and other short-term investments	(23)	(722)
Federal funds sold and securities borrowed or purchased under agreements to resell	(54,628)	(8,707)
Debt securities carried at fair value:
Proceeds from sales	24,454	93,947
Proceeds from paydowns and maturities	188,518	35,177
Purchases	(239,755)	(39,260)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	16,568	18,078
Purchases	—	(77)
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	4,199	5,129
Purchases	(2,736)	(2,590)
Other changes in loans and leases, net	(7,610)	(9,731)
Other investing activities, net	(1,832)	(2,514)
Net cash provided by (used in) investing activities	(72,845)	88,730
Financing activities
Net change in:
Deposits	(13,336)	(53,132)
Federal funds purchased and securities loaned or sold under agreements to repurchase	84,219	92,992
Short-term borrowings	8,331	14,085
Long-term debt:
Proceeds from issuance	30,373	30,709
Retirement	(36,142)	(22,268)
Preferred stock redemption	(1,854)	—
Common stock repurchased	(6,035)	(2,765)
Cash dividends paid	(4,735)	(4,443)
Other financing activities, net	(463)	(752)
Net cash provided by financing activities	60,358	54,426
Effect of exchange rate changes on cash and cash equivalents	(2,511)	(292)
Net increase (decrease) in cash and cash equivalents	(12,441)	143,350
Cash and cash equivalents at January 1	333,073	230,203
Cash and cash equivalents at June 30	$320,632	$373,553

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

53 Bank of America

NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for the three and six months ended June 30, 2024 and 2023. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K. For a disaggregation of noninterest income by business segment and All Other, see Note 17 – Business Segment Information.

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023
Net interest income
Interest income
Loans and leases	$15,338	$13,970	$30,578	$27,067
Debt securities	6,325	4,691	12,462	10,151
Federal funds sold and securities borrowed or purchased under agreements to resell	5,159	4,955	10,334	8,667
Trading account assets	2,516	2,076	4,971	4,104
Other interest income (1)	7,516	6,662	14,794	11,020
Total interest income	36,854	32,354	73,139	61,009

Interest expense
Deposits	9,655	5,785	18,793	10,099
Short-term borrowings	9,070	8,355	17,605	14,535
Trading account liabilities	540	472	1,086	976
Long-term debt	3,887	3,584	7,921	6,793
Total interest expense	23,152	18,196	45,405	32,403
Net interest income	$13,702	$14,158	$27,734	$28,606

Noninterest income
Fees and commissions
Card income
Interchange fees (2)	$1,023	$1,023	$1,954	$1,979
Other card income	558	523	1,090	1,036
Total card income	1,581	1,546	3,044	3,015
Service charges
Deposit-related fees	1,172	1,045	2,294	2,142
Lending-related fees	335	319	655	632
Total service charges	1,507	1,364	2,949	2,774
Investment and brokerage services
Asset management fees	3,370	2,969	6,640	5,887
Brokerage fees	950	870	1,867	1,804
Total investment and brokerage services	4,320	3,839	8,507	7,691
Investment banking fees
Underwriting income	869	657	1,770	1,226
Syndication fees	318	180	612	411
Financial advisory services	374	375	747	738
Total investment banking fees	1,561	1,212	3,129	2,375
Total fees and commissions	8,969	7,961	17,629	15,855
Market making and similar activities	3,298	3,697	7,186	8,409
Other income (loss)	(592)	(619)	(1,354)	(1,415)
Total noninterest income	$11,675	$11,039	$23,461	$22,849
(1)Includes interest income on interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks of $4.5 billion and $4.3 billion for the three months ended June 30, 2024 and 2023, and $9.0 billion and $6.3 billion for the six months ended June 30, 2024 and 2023.
(2)Gross interchange fees and merchant income are $3.5 billion and $3.4 billion for the three months ended June 30, 2024 and 2023 and both are presented net of $2.4 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods. Gross interchange fees and merchant income were $6.7 billion and $6.6 billion for the six months ended June 30, 2024 and 2023 and are presented net of $4.7 billion and $4.6 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

Bank of America 54

NOTE 3 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles and Note 3 –
Derivatives to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at June 30, 2024 and December 31, 2023. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		June 30, 2024
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$19,803.9	$74.8	$8.4	$83.2	$61.9	$19.3	$81.2
Futures and forwards	3,795.0	2.3	—	2.3	2.5	—	2.5
Written options (2)	1,876.4	—	—	—	31.1	—	31.1
Purchased options (3)	1,822.8	32.6	—	32.6	—	—	—
Foreign exchange contracts
Swaps	1,964.6	36.2	0.1	36.3	33.8	0.1	33.9
Spot, futures and forwards	4,893.9	33.9	0.7	34.6	33.9	0.2	34.1
Written options (2)	552.5	—	—	—	7.6	—	7.6
Purchased options (3)	512.7	7.5	—	7.5	—	—	—
Equity contracts
Swaps	483.9	11.8	—	11.8	17.0	—	17.0
Futures and forwards	139.3	2.0	—	2.0	1.6	—	1.6
Written options (2)	966.1	—	—	—	66.8	—	66.8
Purchased options (3)	874.7	56.5	—	56.5	—	—	—
Commodity contracts
Swaps	66.0	2.8	—	2.8	3.8	—	3.8
Futures and forwards	184.3	5.1	—	5.1	4.6	0.1	4.7
Written options (2)	74.8	—	—	—	3.1	—	3.1
Purchased options (3)	80.8	2.9	—	2.9	—	—	—
Credit derivatives (4)
Purchased credit derivatives:
Credit default swaps	433.2	1.9	—	1.9	2.6	—	2.6
Total return swaps/options	113.8	0.7	—	0.7	0.8	—	0.8
Written credit derivatives:
Credit default swaps	412.7	2.1	—	2.1	1.7	—	1.7
Total return swaps/options	104.6	1.0	—	1.0	0.4	—	0.4
Gross derivative assets/liabilities		$274.1	$9.2	$283.3	$273.2	$19.7	$292.9
Less: Legally enforceable master netting agreements				(219.9)			(219.9)
Less: Cash collateral received/paid				(27.4)			(32.5)
Total derivative assets/liabilities				$36.0			$40.5
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
(4)The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $280 million and $382.4 billion at June 30, 2024.

55 Bank of America

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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at June 30, 2024 and December 31, 2023 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements, which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 9 – Securities Financing Agreements, Collateral and Restricted Cash.

Bank of America 56

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	June 30, 2024		December 31, 2023
Interest rate contracts
Over-the-counter	$115.2	$110.1	$119.2	$117.7
Exchange-traded	0.1	0.1	0.2	0.2
Over-the-counter cleared	2.3	2.5	4.4	3.3
Foreign exchange contracts
Over-the-counter	77.1	74.6	89.7	90.4
Over-the-counter cleared	0.2	0.2	0.2	0.2
Equity contracts
Over-the-counter	24.3	36.1	24.7	32.2
Exchange-traded	44.7	46.8	34.4	33.9
Commodity contracts
Over-the-counter	7.6	8.6	6.6	8.4
Exchange-traded	2.1	2.1	2.3	2.1
Over-the-counter cleared	0.6	0.7	0.4	0.5
Credit derivatives
Over-the-counter	5.6	5.3	5.7	5.6
Total gross derivative assets/liabilities, before netting
Over-the-counter	229.8	234.7	245.9	254.3
Exchange-traded	46.9	49.0	36.9	36.2
Over-the-counter cleared	3.1	3.4	5.0	4.0
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(198.5)	(203.7)	(212.1)	(218.9)
Exchange-traded	(45.8)	(45.8)	(35.4)	(35.4)
Over-the-counter cleared	(3.0)	(2.9)	(3.5)	(3.5)
Derivative assets/liabilities, after netting	32.5	34.7	36.8	36.7
Other gross derivative assets/liabilities (2)	3.5	5.8	2.5	6.7
Total derivative assets/liabilities	36.0	40.5	39.3	43.4
Less: Financial instruments collateral (3)	(16.5)	(14.6)	(15.5)	(13.0)
Total net derivative assets/liabilities	$19.5	$25.9	$23.8	$30.4
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
Fair Value Hedges
The following table summarizes information related to fair value hedges for the three and six months ended June 30, 2024 and 2023.

57 Bank of America

Gains and Losses on Derivatives and Hedged Items Designated in Fair Value Hedges

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$(486)	$481	$(3,550)	$3,516
Interest rate and foreign currency risk (2)	279	(285)	107	(104)
Interest rate risk on available-for-sale securities (3)	315	(324)	1,880	(1,884)
Price risk on commodity inventory (4)	(166)	166	691	(691)
Total	$(58)	$38	$(872)	$837

`	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$(3,590)	$3,571	$(242)	$211
Interest rate and foreign currency risk (2)	623	(614)	115	(112)
Interest rate risk on available-for-sale securities (3)	2,805	(2,826)	(1,147)	1,132
Price risk on commodity inventory (4)	(386)	386	172	(172)
Total	$(548)	$517	$(1,102)	$1,059
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)Represents cross-currency interest rate swaps related to available-for-sale debt securities and long-term debt. For the three and six months ended June 30, 2024, the derivative amount includes gains (losses) of $8 million and $17 million in interest income, $273 million and $597 million in market making and similar activities, and $(2) million and $9 million in accumulated other comprehensive income (OCI). For the same periods in 2023, the derivative amount includes gains (losses) of $1 million and $1 million in interest income, $(1) million and $7 million in interest expense, $103 million and $105 million in market making and similar activities, and $4 million and $2 million in accumulated OCI. Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
(3)Amounts are recorded in interest income in the Consolidated Statement of Income.
(4)Amounts are recorded in market making and similar activities in the Consolidated Statement of Income.
The table below summarizes the carrying value of hedged assets and liabilities that are designated in fair value hedging relationships, along with the cumulative amount of gains and losses on the hedged assets and liabilities that are included in their carrying value. There is no impact to earnings for the cumulative amount of these fair value hedging adjustments as long as the hedging relationships remain open through the hedged period. Instead, the open hedges have the effect of synthetically converting the hedged assets and liabilities into variable-rate instruments. If an open hedge is de-designated prior to the derivative’s maturity, any cumulative fair value adjustments at the de-designation date are then amortized or accreted into earnings over the remaining life of the hedged assets or liabilities.

Designated Fair Value Hedged Assets and Liabilities

	June 30, 2024		December 31, 2023
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt	$188,684	$(9,086)	$203,986	$(5,767)
Available-for-sale debt securities (2, 3)	208,693	(4,972)	134,077	(1,793)
Trading account assets (4)	3,257	167	7,475	414
(1)Increase (decrease) to carrying value.
(2)These amounts include the amortized cost of the financial assets in closed portfolios used to designate hedging relationships in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship (i.e. portfolio layer hedging relationship). At June 30, 2024 and December 31, 2023, the amortized cost of the closed portfolios used in these hedging relationships was $37.8 billion and $39.1 billion, of which $24.4 billion and $22.5 billion were designated in a portfolio layer hedging relationship. At June 30, 2024 and December 31, 2023, the cumulative adjustment associated with these hedging relationships was a decrease of $341 million and an increase of $48 million.
(3)Carrying value represents amortized cost.
(4)Represents hedging activities related to certain commodities inventory.
At June 30, 2024 and December 31, 2023, the fair value adjustments from de-designated long-term debt hedges decreased the long-term debt carrying value by $10.2 billion and $10.5 billion. The fair value adjustments from de-designated AFS debt securities hedges decreased the AFS debt securities carrying value by $5.0 billion and $5.6 billion. The fair value adjustments are being amortized or accreted into interest over the contractual lives of the assets or liabilities, along with any premiums or discounts.
Cash Flow and Net Investment Hedges
The following table summarizes certain information related to cash flow hedges and net investment hedges for the three and six months ended June 30, 2024 and 2023. Of the $7.7 billion after-tax net loss ($10.3 billion pretax) on derivatives in accumulated OCI at June 30, 2024, losses of $3.7 billion after-tax ($4.9 billion pretax) related to both open and closed cash flow hedges are expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily decrease net interest income related to the respective hedged items. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately nine years. For terminated cash flow hedges, the time period over which the forecasted transactions will be recognized in interest income is approximately five years, with the aggregated amount beyond this time period being insignificant.

Bank of America 58

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$35	$(882)	$(1,055)	$(1,396)
Price risk on forecasted MBS purchases (1)	—	(2)	—	(4)
Price risk on certain compensation plans (2)	5	8	19	17
Total	$40	$(876)	$(1,036)	$(1,383)
Net investment hedges
Foreign exchange risk (3)	$595	$—	$1,392	$—

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$(2,878)	$(189)	$(328)	$(349)
Price risk on forecasted MBS purchases (1)	2	—	4	—
Price risk on certain compensation plans (2)	19	6	36	11
Total	$(2,857)	$(183)	$(288)	$(338)
Net investment hedges
Foreign exchange risk (3)	$(91)	$3	$(468)	$3
(1)Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. For the three and six months ended June 30, 2024, amounts excluded from effectiveness testing and recognized in market making and similar activities were gains of $40 million and $106 million. For the same periods in 2023, amounts excluded from effectiveness testing and recognized in market making and similar activities were gains of $76 million and $109 million.
Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The table below presents gains (losses) on these derivatives for the three and six months ended June 30, 2024 and 2023. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023
Interest rate risk on mortgage activities (1, 2)	$(10)	$(23)	$(40)	$3
Credit risk on loans (2)	4	(12)	(15)	(40)
Interest rate and foreign currency risk on asset and liability management activities (3)	82	781	173	659
Price risk on certain compensation plans (4)	53	188	295	383
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
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At June 30, 2024 and December 31, 2023, the Corporation had transferred $4.0 billion and $4.1 billion of non-U.S. government-guaranteed mortgage-backed securities to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $4.1 billion and $4.2 billion at the transfer dates. At June 30, 2024 and December 31, 2023, the fair value of the transferred securities was $3.9 billion and $4.1 billion.
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
The following table, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three and six months ended June 30, 2024 and 2023. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 17 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The following table is not presented on an FTE basis.

59 Bank of America

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
Interest rate risk	$559	$245	$108	$912	$1,412	$475	$185	$2,072
Foreign exchange risk	449	29	16	494	886	63	39	988
Equity risk	1,837	(339)	450	1,948	3,701	(768)	877	3,810
Credit risk	271	600	198	1,069	822	1,204	329	2,355
Other risk (2)	101	31	(18)	114	226	60	(31)	255
Total sales and trading revenue	$3,217	$566	$754	$4,537	$7,047	$1,034	$1,399	$9,480

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
Interest rate risk	$807	$39	$125	$971	$2,052	$138	$211	$2,401
Foreign exchange risk	506	31	15	552	908	80	39	1,027
Equity risk	1,659	(511)	459	1,607	3,659	(1,348)	918	3,229
Credit risk	311	610	94	1,015	791	1,276	209	2,276
Other risk (2)	125	(63)	(7)	55	395	(143)	(8)	244
Total sales and trading revenue	$3,408	$106	$686	$4,200	$7,805	$3	$1,369	$9,177
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $516 million and $1.0 billion for the three and six months ended June 30, 2024 compared to $492 million and $1.0 billion for the same periods in 2023.
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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at June 30, 2024 and December 31, 2023 are summarized in the following table.

Bank of America 60

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	June 30, 2024
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$—	$11	$26	$20	$57
Non-investment grade	18	257	893	487	1,655
Total	18	268	919	507	1,712
Total return swaps/options:
Investment grade	71	—	—	—	71
Non-investment grade	115	78	90	10	293
Total	186	78	90	10	364
Total credit derivatives	$204	$346	$1,009	$517	$2,076
Credit-related notes:
Investment grade	$—	$—	$2	$720	$722
Non-investment grade	—	5	15	1,142	1,162
Total credit-related notes	$—	$5	$17	$1,862	$1,884
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$37,894	$77,291	$169,415	$20,257	$304,857
Non-investment grade	16,062	35,059	51,907	4,826	107,854
Total	53,956	112,350	221,322	25,083	412,711
Total return swaps/options:
Investment grade	71,915	1,457	1,369	177	74,918
Non-investment grade	24,337	2,522	2,423	391	29,673
Total	96,252	3,979	3,792	568	104,591
Total credit derivatives	$150,208	$116,329	$225,114	$25,651	$517,302

	December 31, 2023
	Carrying Value
Credit default swaps:
Investment grade	$—	$11	$26	$20	$57
Non-investment grade	38	277	601	595	1,511
Total	38	288	627	615	1,568
Total return swaps/options:
Investment grade	59	—	—	—	59
Non-investment grade	149	69	56	5	279
Total	208	69	56	5	338
Total credit derivatives	$246	$357	$683	$620	$1,906
Credit-related notes:
Investment grade	$—	$—	$—	$859	$859
Non-investment grade	—	5	16	1,103	1,124
Total credit-related notes	$—	$5	$16	$1,962	$1,983
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$33,750	$65,015	$83,313	$17,023	$199,101
Non-investment grade	18,061	32,155	33,934	5,827	89,977
Total	51,811	97,170	117,247	22,850	289,078
Total return swaps/options:
Investment grade	40,515	1,503	1,561	23	43,602
Non-investment grade	20,694	1,414	1,907	988	25,003
Total	61,209	2,917	3,468	1,011	68,605
Total credit derivatives	$113,020	$100,087	$120,715	$23,861	$357,683
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
Credit-related Contingent Features and Collateral
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its

61 Bank of America

counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At June 30, 2024 and December 31, 2023, the Corporation held cash and securities collateral of $102.5 billion and $104.1 billion and posted cash and securities collateral of $89.8 billion and $93.4 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At June 30, 2024, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $2.4 billion, including $1.2 billion for Bank of America, National Association.
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At June 30, 2024 and December 31, 2023, the liability recorded for these derivative contracts was not significant.
The following table presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at June 30, 2024 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch. The table also presents derivative liabilities that would be subject to unilateral termination by counterparties upon downgrade of the Corporation's or certain subsidiaries’ long-term senior debt ratings.

Additional Collateral Required to be Posted and Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at June 30, 2024

(Dollars in millions)	One Incremental Notch	Second Incremental Notch
Additional collateral required to be posted upon downgrade
Bank of America Corporation	$150	$833
Bank of America, N.A. and subsidiaries (1)	50	695

Derivative liabilities subject to unilateral termination upon downgrade
Derivative liabilities	$32	$132
Collateral posted	29	105
(1)Included in Bank of America Corporation collateral requirements in this table.
Valuation Adjustments on Derivatives
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for the three and six months ended June 30, 2024 and 2023. For more information on the valuation adjustments on derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.

Valuation Adjustments Gains (Losses) on Derivatives (1)

	Three Months Ended June 30
(Dollars in millions)	2024	2023
Derivative assets (CVA)	$(31)	$109
Derivative assets/liabilities (FVA)	(29)	26
Derivative liabilities (DVA)	27	(86)

	Six Months Ended June 30
(Dollars in millions)	2024	2023
Derivative assets (CVA)	$31	$121
Derivative assets/liabilities (FVA)	(15)	(17)
Derivative liabilities (DVA)	(42)	(84)
(1)At June 30, 2024 and December 31, 2023, cumulative CVA reduced the derivative assets balance by $328 million and $359 million, cumulative FVA reduced the net derivative balance by $102 million and $87 million, and cumulative DVA reduced the derivative liabilities balance by $257 million and $299 million.

Bank of America 62

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of available-for-sale (AFS) debt securities, other debt securities carried at fair value and held-to-maturity (HTM) debt securities at June 30, 2024 and December 31, 2023.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	June 30, 2024				December 31, 2023
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$37,022	$4	$(1,664)	$35,362	$39,195	$37	$(1,420)	$37,812
Agency-collateralized mortgage obligations	9,652	17	(225)	9,444	2,739	6	(201)	2,544
Commercial	12,421	69	(469)	12,021	10,909	40	(514)	10,435
Non-agency residential (1)	303	46	(64)	285	449	3	(70)	382
Total mortgage-backed securities	59,398	136	(2,422)	57,112	53,292	86	(2,205)	51,173
U.S. Treasury and government agencies	201,441	22	(1,183)	200,280	179,108	19	(1,461)	177,666
Non-U.S. securities	21,396	12	(23)	21,385	22,868	27	(20)	22,875
Other taxable securities	2,246	2	(54)	2,194	4,910	1	(76)	4,835
Tax-exempt securities	10,542	11	(229)	10,324	10,304	17	(221)	10,100
Total available-for-sale debt securities	295,023	183	(3,911)	291,295	270,482	150	(3,983)	266,649
Other debt securities carried at fair value (2)	9,789	62	(95)	9,756	10,202	56	(55)	10,203
Total debt securities carried at fair value	304,812	245	(4,006)	301,051	280,684	206	(4,038)	276,852
Held-to-maturity debt securities
Agency mortgage-backed securities	448,483	—	(89,989)	358,494	465,456	—	(78,930)	386,526
U.S. Treasury and government agencies	121,670	—	(19,651)	102,019	121,645	—	(17,963)	103,682
Other taxable securities	7,249	—	(1,126)	6,123	7,490	—	(1,101)	6,389
Total held-to-maturity debt securities	577,402	—	(110,766)	466,636	594,591	—	(97,994)	496,597
Total debt securities (3,4)	$882,214	$245	$(114,772)	$767,687	$875,275	$206	$(102,032)	$773,449
(1)At June 30, 2024 and December 31, 2023, the underlying collateral type included approximately 24 percent and 17 percent prime and 76 percent and 83 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 14 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $219.1 billion and $204.9 billion at June 30, 2024 and December 31, 2023.
(4)The Corporation held debt securities from Fannie Mae (FNMA) and Freddie Mac (FHLMC) that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $263.6 billion and $166.4 billion, and a fair value of $211.3 billion and $133.5 billion at June 30, 2024, and an amortized cost of $272.5 billion and $171.5 billion, and a fair value of $226.4 billion and $142.3 billion at December 31, 2023.
At June 30, 2024, the accumulated net unrealized loss on AFS debt securities, excluding the amount related to debt securities previously transferred to held to maturity, included in accumulated OCI was $2.8 billion, net of the related income tax benefit of $931 million. At June 30, 2024 and December 31, 2023, nonperforming AFS debt securities held by the Corporation were not significant.
At June 30, 2024 and December 31, 2023, $836.3 billion and $824.9 billion of AFS and HTM debt securities, which were predominantly U.S. agency and U.S. Treasury securities, have a zero credit loss assumption. For the same periods, the expected credit losses on the remaining $36.1 billion and $40.2 billion of AFS and HTM debt securities were insignificant. For more information on the zero credit loss assumption, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
At June 30, 2024 and December 31, 2023, the Corporation held equity securities at an aggregate fair value of $250 million and $251 million and other equity securities, as valued under the measurement alternative, at a carrying value of $406 million and $377 million, both of which are included in other assets. At both June 30, 2024 and December 31, 2023, the Corporation also held money market investments at a fair value of $1.2 billion, which are included in time deposits placed and other short-term investments.
The gross realized gains and losses on sales of AFS debt securities for the three and six months ended June 30, 2024 and 2023 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023
Gross gains	$4	$8	$15	$104
Gross losses	(1)	(202)	(1)	(508)
Net gains (losses) on sales of AFS debt securities	$3	$(194)	$14	$(404)
Income tax expense (benefit) attributable to realized net gains (losses) on sales of AFS debt securities	$1	$(48)	$4	$(101)

63 Bank of America

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at June 30, 2024 and December 31, 2023.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	June 30, 2024
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$14,403	$(79)	$19,359	$(1,585)	$33,762	$(1,664)
Agency-collateralized mortgage obligations	2,903	(9)	1,578	(216)	4,481	(225)
Commercial	1,554	(12)	4,731	(457)	6,285	(469)
Non-agency residential	—	—	155	(64)	155	(64)
Total mortgage-backed securities	18,860	(100)	25,823	(2,322)	44,683	(2,422)
U.S. Treasury and government agencies	91,552	(73)	68,083	(1,110)	159,635	(1,183)
Non-U.S. securities	8,346	(12)	2,593	(11)	10,939	(23)
Other taxable securities	672	(4)	1,394	(50)	2,066	(54)
Tax-exempt securities	813	(7)	2,685	(222)	3,498	(229)
Total AFS debt securities in a continuous unrealized loss position	$120,243	$(196)	$100,578	$(3,715)	$220,821	$(3,911)

	December 31, 2023
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$8,624	$(21)	$20,776	$(1,399)	$29,400	$(1,420)
Agency-collateralized mortgage obligations	—	—	1,701	(201)	1,701	(201)
Commercial	2,363	(27)	4,588	(487)	6,951	(514)
Non-agency residential	—	—	370	(70)	370	(70)
Total mortgage-backed securities	10,987	(48)	27,435	(2,157)	38,422	(2,205)
U.S. Treasury and government agencies	14,907	(12)	69,669	(1,449)	84,576	(1,461)
Non-U.S. securities	7,702	(8)	1,524	(12)	9,226	(20)
Other taxable securities	3,269	(19)	1,437	(57)	4,706	(76)
Tax-exempt securities	466	(5)	2,106	(216)	2,572	(221)
Total AFS debt securities in a continuous unrealized loss position	$37,331	$(92)	$102,171	$(3,891)	$139,502	$(3,983)

Bank of America 64

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at June 30, 2024 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the mortgage-backed securities (MBS) or other asset-backed securities (ABS) are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$23	4.43%	$6	3.50%	$36,993	4.69%	$37,022	4.69%
Agency-collateralized mortgage obligations	—	—	—	—	2	0.50	9,650	5.55	9,652	5.55
Commercial	87	3.93	2,205	3.32	8,373	3.86	1,769	3.24	12,434	3.68
Non-agency residential	—	—	—	—	—	—	569	10.97	569	10.97
Total mortgage-backed securities	87	3.93	2,228	3.33	8,381	3.86	48,981	4.88	59,677	4.67
U.S. Treasury and government agencies	14,582	5.20	173,163	3.94	15,502	2.95	37	3.85	203,284	3.96
Non-U.S. securities	18,334	3.82	5,351	1.72	3,723	5.18	1,655	4.75	29,063	3.66
Other taxable securities	467	6.66	1,467	6.02	237	4.30	75	2.77	2,246	5.86
Tax-exempt securities	1,220	3.62	3,751	4.01	704	2.91	4,867	4.40	10,542	4.07
Total amortized cost of debt securities carried at fair value	$34,690	4.43	$185,960	3.89	$28,547	3.52	$55,615	4.83	$304,812	4.09
Amortized cost of HTM debt securities
Agency mortgage-backed securities	$—	—%	$—	—%	$10	2.90%	$448,473	2.12%	$448,483	2.12%
U.S. Treasury and government agencies	244	2.66	13,337	1.91	108,089	1.33	—	—	121,670	1.40
Other taxable securities	80	1.59	1,146	2.55	143	3.28	5,880	2.53	7,249	2.54
Total amortized cost of HTM debt securities	$324	2.40	$14,483	1.96	$108,242	1.33	$454,353	2.12	$577,402	1.97

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$22		$6		$35,334		$35,362
Agency-collateralized mortgage obligations	—		—		2		9,442		9,444
Commercial	86		2,156		8,233		1,557		12,032
Non-agency residential	—		2		—		539		541
Total mortgage-backed securities	86		2,180		8,241		46,872		57,379
U.S. Treasury and government agencies	14,575		172,384		15,130		34		202,123
Non-U.S. securities	18,306		5,345		3,723		1,654		29,028
Other taxable securities	465		1,450		216		66		2,197
Tax-exempt securities	1,213		3,719		681		4,711		10,324
Total debt securities carried at fair value	$34,645		$185,078		$27,991		$53,337		$301,051
Fair value of HTM debt securities
Agency mortgage-backed securities	$—		$—		$10		$358,484		$358,494
U.S. Treasury and government agencies	238		11,931		89,850		—		102,019
Other taxable securities	25		1,089		115		4,894		6,123
Total fair value of HTM debt securities	$263		$13,020		$89,975		$363,378		$466,636
(1)The weighted-average yield is computed based on a constant effective yield over the contractual life of each security. The yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related open hedging derivatives.

65 Bank of America

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at June 30, 2024 and December 31, 2023.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	June 30, 2024
Consumer real estate
Residential mortgage	$1,258	$229	$742	$2,229	$225,641		$227,870
Home equity	88	34	134	256	25,186		25,442
Credit card and other consumer
Credit card	674	484	1,257	2,415	97,035		99,450
Direct/Indirect consumer (2)	310	100	86	496	103,338		103,834
Other consumer	—	—	—	—	117		117
Total consumer	2,330	847	2,219	5,396	451,317		456,713
Consumer loans accounted for under the fair value option (3)						$231	231
Total consumer loans and leases	2,330	847	2,219	5,396	451,317	231	456,944
Commercial
U.S. commercial	434	127	215	776	368,363		369,139
Non-U.S. commercial	91	5	4	100	122,083		122,183
Commercial real estate (4)	286	158	758	1,202	69,082		70,284
Commercial lease financing	19	11	23	53	14,821		14,874
U.S. small business commercial	173	78	190	441	19,954		20,395
Total commercial	1,003	379	1,190	2,572	594,303		596,875
Commercial loans accounted for under the fair value option (3)						2,966	2,966
Total commercial loans and leases	1,003	379	1,190	2,572	594,303	2,966	599,841
Total loans and leases (5)	$3,333	$1,226	$3,409	$7,968	$1,045,620	$3,197	$1,056,785
Percentage of outstandings	0.32%	0.12%	0.32%	0.76%	98.94%	0.30%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $191 million and nonperforming loans of $192 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $63 million and nonperforming loans of $89 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $211 million and nonperforming loans of $665 million. Consumer real estate loans current or less than 30 days past due includes $1.6 billion, and direct/indirect consumer includes $47 million of nonperforming loans.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $53.6 billion, U.S. securities-based lending loans of $46.7 billion and non-U.S. consumer loans of $2.8 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $63 million and home equity loans of $168 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $2.0 billion and non-U.S. commercial loans of $945 million. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $64.4 billion and non-U.S. commercial real estate loans of $5.9 billion.
(5)Total outstandings includes loans and leases pledged as collateral of $33.9 billion. The Corporation also pledged $316.6 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.

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
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $8.4 billion and $8.7 billion at June 30, 2024 and December 31, 2023, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured, and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
Nonperforming loans were $5.5 billion at both June 30, 2024 and December 31, 2023. Commercial nonperforming loans were $2.8 billion at both June 30, 2024 and December 31, 2023 primarily driven by the commercial real estate office property type. Consumer nonperforming loans were $2.7 billion at both June 30, 2024 and December 31, 2023, driven primarily by residential mortgage.
The following table presents the Corporation’s nonperforming loans and leases and loans accruing past due 90 days or more at June 30, 2024 and December 31, 2023. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.

67 Bank of America

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	June 30 2024	December 31 2023	June 30 2024	December 31 2023
Residential mortgage (1)	$2,097	$2,114	$211	$252
With no related allowance (2)	1,952	1,974	—	—
Home equity (1)	422	450	—	—
With no related allowance (2)	352	375	—	—
Credit Card	n/a	n/a	1,257	1,224
Direct/indirect consumer	152	148	6	2
Total consumer	2,671	2,712	1,474	1,478
U.S. commercial	700	636	68	51
Non-U.S. commercial	90	175	3	4
Commercial real estate	1,971	1,927	59	32
Commercial lease financing	19	19	7	7
U.S. small business commercial	22	16	189	184
Total commercial	2,802	2,773	326	278
Total nonperforming loans	$5,473	$5,485	$1,800	$1,756
Percentage of outstanding loans and leases	0.52%	0.52%	0.17%	0.17%
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At June 30, 2024 and December 31, 2023 residential mortgage included $125 million and $156 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $86 million and $96 million of loans on which interest was still accruing.
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
The following tables present certain credit quality indicators and gross charge-offs for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by year of origination, except for revolving loans and revolving loans that were modified into term loans, which are shown on an aggregate basis at June 30, 2024.

Bank of America 68

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of June 30, 2024	2024	2023	2022	2021	2020	Prior
Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$214,338	$8,287	$14,200	$37,386	$74,005	$33,814	$46,646
Greater than 90 percent but less than or equal to 100 percent	2,118	337	620	786	258	45	72
Greater than 100 percent	920	200	272	302	82	23	41
Fully-insured loans	10,494	335	240	320	3,287	2,703	3,609
Total Residential Mortgage	$227,870	$9,159	$15,332	$38,794	$77,632	$36,585	$50,368

Residential Mortgage
Refreshed FICO score
Less than 620	$2,449	$75	$139	$479	$626	$406	$724
Greater than or equal to 620 and less than 680	4,588	127	359	888	1,181	716	1,317
Greater than or equal to 680 and less than 740	22,503	847	1,827	4,165	6,511	3,541	5,612
Greater than or equal to 740	187,836	7,775	12,767	32,942	66,027	29,219	39,106
Fully-insured loans	10,494	335	240	320	3,287	2,703	3,609
Total Residential Mortgage	$227,870	$9,159	$15,332	$38,794	$77,632	$36,585	$50,368
Gross charge-offs for the six months ended June 30, 2024	$13	$—	$1	$2	$2	$1	$7

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	June 30, 2024
Home Equity
Refreshed LTV
Less than or equal to 90 percent	$25,290	$959	$20,708	$3,623
Greater than 90 percent but less than or equal to 100 percent	78	20	51	7
Greater than 100 percent	74	27	34	13
Total Home Equity	$25,442	$1,006	$20,793	$3,643

Home Equity
Refreshed FICO score
Less than 620	$645	$97	$282	$266
Greater than or equal to 620 and less than 680	1,087	111	620	356
Greater than or equal to 680 and less than 740	4,293	211	3,226	856
Greater than or equal to 740	19,417	587	16,665	2,165
Total Home Equity	$25,442	$1,006	$20,793	$3,643
Gross charge-offs for the six months ended June 30, 2024	$6	$—	$3	$3
(1)Includes reverse mortgages of $694 million and home equity loans of $312 million, which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/ Indirect as of June 30, 2024	Revolving Loans	2024	2023	2022	2021	2020	Prior	Total Credit Card as of June 30, 2024	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$1,354	$11	$93	$394	$441	$287	$66	$62	$5,450	$5,102	$348
Greater than or equal to 620 and less than 680	2,382	10	346	829	645	371	91	90	11,260	10,947	313
Greater than or equal to 680 and less than 740	8,022	43	1,465	2,719	2,028	1,160	326	281	33,696	33,424	272
Greater than or equal to 740	42,000	68	9,183	13,722	9,753	5,576	1,948	1,750	49,044	48,984	60
Other internal credit metrics (2,3)	50,076	49,487	70	55	159	68	37	200	—	—	—
Total credit card and other consumer	$103,834	$49,619	$11,157	$17,719	$13,026	$7,462	$2,468	$2,383	$99,450	$98,457	$993
Gross charge-offs for the six months ended June 30, 2024	$191	$3	$5	$70	$59	$29	$7	$18	$2,151	$2,063	$88
(1)Represents loans that were modified into term loans.
(2)Other internal credit metrics may include delinquency status, geography or other factors.
(3)Direct/indirect consumer includes $49.5 billion of securities-based lending, which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at June 30, 2024.

69 Bank of America

Commercial – Credit Quality Indicators By Vintage (1)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$356,198	$19,304	$37,676	$37,500	$23,372	$11,968	$37,546	$188,832
Reservable criticized	12,941	23	664	1,222	949	413	1,628	8,042
Total U.S. Commercial	$369,139	$19,327	$38,340	$38,722	$24,321	$12,381	$39,174	$196,874
Gross charge-offs for the six months ended June 30, 2024	$174	$1	$12	$51	$6	$3	$6	$95

Non-U.S. Commercial
Risk ratings
Pass rated	$120,532	$8,476	$15,338	$13,013	$13,995	$1,337	$7,228	$61,145
Reservable criticized	1,651	—	91	97	222	18	134	1,089
Total Non-U.S. Commercial	$122,183	$8,476	$15,429	$13,110	$14,217	$1,355	$7,362	$62,234
Gross charge-offs for the six months ended June 30, 2024	$1	$—	$—	$—	$—	$—	$—	$1

Commercial Real Estate
Risk ratings
Pass rated	$61,996	$2,810	$4,905	$14,187	$11,244	$3,327	$14,965	$10,558
Reservable criticized	8,288	—	174	1,261	1,806	572	4,039	436
Total Commercial Real Estate	$70,284	$2,810	$5,079	$15,448	$13,050	$3,899	$19,004	$10,994
Gross charge-offs for the six months ended June 30, 2024	$582	$—	$—	$57	$7	$62	$435	$21

Commercial Lease Financing
Risk ratings
Pass rated	$14,663	$1,699	$3,912	$2,706	$2,116	$1,293	$2,937	$—
Reservable criticized	211	1	39	44	32	25	70	—
Total Commercial Lease Financing	$14,874	$1,700	$3,951	$2,750	$2,148	$1,318	$3,007	$—
Gross charge-offs for the six months ended June 30, 2024	$1	$—	$—	$—	$1	$—	$—	$—

U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$9,380	$909	$1,911	$1,745	$1,410	$719	$2,248	$438
Reservable criticized	423	3	36	97	122	27	134	4
Total U.S. Small Business Commercial	$9,803	$912	$1,947	$1,842	$1,532	$746	$2,382	$442
Gross charge-offs for the six months ended June 30, 2024	$14	$—	$—	$—	$—	$4	$4	$6

Total	$586,283	$33,225	$64,746	$71,872	$55,268	$19,699	$70,929	$270,544
Gross charge-offs for the six months ended June 30, 2024	$772	$1	$12	$108	$14	$69	$445	$123
(1)Excludes $3.0 billion of loans accounted for under the fair value option at June 30, 2024.
(2)Excludes U.S. Small Business Card loans of $10.6 billion. Refreshed FICO scores for this portfolio are $619 million for less than 620; $1.1 billion for greater than or equal to 620 and less than 680; $2.9 billion for greater than or equal to 680 and less than 740; and $5.9 billion greater than or equal to 740. Excludes U.S. Small Business Card loans gross charge-offs of $234 million.

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

Bank of America 72

During the six months ended June 30, 2024, commercial reservable criticized utilized exposure increased to $24.8 billion at June 30, 2024 from $23.3 billion (to 3.94 percent from 3.74 percent of total commercial reservable utilized exposure) at December 31, 2023, primarily driven by U.S. commercial.
Loan Modifications to Borrowers in Financial Difficulty
As part of its credit risk management, the Corporation may modify a loan agreement with a borrower experiencing financial difficulties through a refinancing or restructuring of the borrower’s loan agreement (modification programs). Effective January 1, 2023, the Corporation adopted the new accounting standard on loan modifications. Accordingly, June 30, 2024 balances presented in payment status tables represent loans that were modified over the last 12 months, and June 30, 2023 balances presented in payment status tables represent loans that were modified during the first half of 2023.
Consumer Real Estate
The following modification programs are offered for consumer real estate loans to borrowers experiencing financial difficulties. Residential mortgage modifications represented 0.04 percent and 0.07 percent of outstanding residential mortgage loans for the three and six months ended June 30, 2024 compared to 0.14 percent and 0.19 percent for the same periods in 2023. Home equity modifications represented 0.04 percent and 0.07 percent of outstanding home equity loans for the three and six months ended June 30, 2024 compared to 0.19 percent and 0.28 percent for the same periods in 2023.
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
Trial Offer and Permanent Modifications: Trial offer for modification plans generally consist of the Corporation offering a borrower modified loan terms that reduce their contractual payments temporarily over a three-to-four-month trial period. If the customer successfully makes the modified payments during the trial period and formally accepts the modified terms, the modified loan terms become permanent. Some borrowers may enter into permanent modifications without a trial period. In a permanent modification, the borrower’s payment terms are typically modified in more than one manner but generally include a term extension and an interest rate reduction. At times, the permanent modification may also include principal forgiveness and/or a deferral of past due principal and interest amounts to the end of the loan term. The combinations utilized are based on modifying the terms that give the borrower an improved ability to meet the contractual obligations. The term extensions granted for residential mortgage and home equity permanent modifications vary widely and can be up to 30 years, but are mostly in the range of 1 to 20 years. Principal forgiveness and payment deferrals were insignificant during the three and six months ended June 30, 2024 and 2023.
The table below provides the ending amortized cost of the Corporation’s modified consumer real estate loans for the three and six months ended June 30, 2024 and 2023.

Consumer Real Estate - Modifications to Borrowers in Financial Difficulty

	Forbearance and Other Payment Plans	Permanent Modification	Total	Forbearance and Other Payment Plans	Permanent Modification	Total
(Dollars in millions)	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
Residential Loans	$22	$73	$95	$38	$126	$164
Home Equity	—	10	10	—	18	18
Total	$22	$83	$105	$38	$144	$182

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
Residential Loans	$276	$44	$320	$348	$88	$436
Home Equity	41	9	50	53	18	71
Total	$317	$53	$370	$401	$106	$507

73 Bank of America

The table below presents the financial effect of modified consumer real estate loans.

Financial Effect of Modified Consumer Real Estate Loans

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Forbearance and Other Payment Plans
Weighted-average duration
Residential Mortgage	5 months	6 months	7 months	8 months
Home Equity	n/a	6 months	n/a	9 months
Permanent Modifications
Weighted-average Term Extension
Residential Mortgage	9.2 years	10.2 years	9.1 years	8.6 years
Home Equity	18.4 years	16.9 years	17.4 years	15.2 years
Weighted-average Interest Rate Reduction
Residential Mortgage	1.34%	1.62%	1.32%	1.57%
Home Equity	2.42%	2.96%	2.60%	2.69%
n/a = not applicable
For consumer real estate borrowers in financial difficulty that received a forbearance, trial or permanent modification, there were no commitments to lend additional funds at June 30, 2024 and 2023.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. During the three and six months ended June 30, 2024 and 2023, modified residential and home equity loans that defaulted were insignificant. The table below provides aging information as of June 30, 2024 for consumer real estate loans that were modified over the last 12 months and as of June 30, 2023 for consumer real estate loans that were modified during the first half of 2023.

Consumer Real Estate - Payment Status of Modifications to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	June 30, 2024
Residential mortgage	$251	$71	$66	$388
Home equity	45	3	9	57
Total	$296	$74	$75	$445

	June 30, 2023
Residential mortgage	$248	$105	$83	$436
Home equity	42	12	17	71
Total	$290	$117	$100	$507
Consumer real estate foreclosed properties totaled $92 million and $83 million at June 30, 2024 and December 31, 2023. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at June 30, 2024 and December 31, 2023, was $588 million and $633 million. During the six months ended June 30, 2024 and 2023, the Corporation reclassified $56 million and $68 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
Credit Card and Other Consumer
Credit card and other consumer loans are primarily modified by placing the customer on a fixed payment plan with a significantly reduced fixed interest rate, with terms ranging from 6 months to 72 months, most of which had a 60-month term at June 30, 2024. In certain circumstances, the Corporation will forgive a portion of the outstanding balance if the borrower makes payments up to a set amount. The Corporation makes modifications directly with borrowers for loans held by the Corporation (internal programs) as well as through third-party renegotiation agencies that provide solutions to customers’
entire unsecured debt structures (external programs). The June 30, 2024 amortized cost of credit card and other consumer loans that were modified through these programs during the three and six months ended June 30, 2024 was $200 million and $401 million compared to $168 million and $303 million for the same periods in 2023. These modifications represented 0.10 percent and 0.20 percent of outstanding credit card and other consumer loans for the three and six months ended June 30, 2024 compared to 0.08 percent and 0.15 percent for the same periods in 2023. During the three and six months ended June 30, 2024, the financial effect of modifications resulted in a weighted-average interest rate reduction of 19.59 percent and 19.66 percent compared to 19.02 percent and 18.82 percent for the same periods in 2023, and principal forgiveness of $29 million and $57 million, compared to $14 million and $25 million for the same periods in 2023.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. As of June 30, 2024, defaults of modified credit card and other consumer loans over the last 12 months were insignificant. Defaults of modified credit card and other consumer loans since January 1, 2023 were insignificant during the first half of 2023. At June 30, 2024, modified credit card and other consumer loans to borrowers experiencing financial difficulty over the last 12 months totaled $674 million, of which $566 million were

Bank of America 74

current, $58 million were 30-89 days past due, and $50 million were greater than 90 days past due. At June 30, 2023, modified credit card and other consumer loans to borrowers experiencing financial difficulty totaled $303 million, of which $237 million were current, $35 million were 30-89 days past due, and $31 million were greater than 90 days past due.
Commercial Loans
Modifications of loans to commercial borrowers experiencing financial difficulty are designed to reduce the Corporation’s loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Each modification is unique, reflects the borrower’s individual circumstances and is designed to benefit the borrower while mitigating the Corporation’s risk exposure. Commercial modifications are primarily term extensions and payment forbearances. Payment forbearances involve the Bank forbearing its contractual right to collect certain payments or payment in full (maturity forbearance) for a defined period of time. Reductions in interest rates and principal forgiveness occur infrequently for commercial borrowers. Principal forgiveness may occur in connection with foreclosure, short sales or other settlement agreements, leading to termination or sale of the loan. The table below provides the ending amortized cost of commercial loans modified during the three and six months ended June 30, 2024 and 2023.

Commercial Loans - Modifications to Borrowers in Financial Difficulty

	Term Extension	Forbearances	Interest Rate Reduction	Total	Term Extension	Forbearances	Interest Rate Reduction	Total
(Dollars in millions)	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
U.S. commercial	$470	$3	$—	$473	$875	$9	$—	$884
Non-U.S. commercial	29	—	—	29	29	—	—	29
Commercial real estate	176	271	—	447	665	552	36	1,253
Total	$675	$274	$—	$949	$1,569	$561	$36	$2,166

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
U.S. commercial	$325	$5	$—	$330	$503	$64	$—	$567
Non-U.S. commercial	121	—	—	121	132	—	—	132
Commercial real estate	266	96	—	362	519	96	—	615
Total	$712	$101	$—	$813	$1,154	$160	$—	$1,314
Term extensions granted increased the weighted-average life of the impacted loans by 1.3 years for the three and six months ended June 30, 2024 compared to 1.6 years for the same periods in 2023. The weighted-average duration of loan payments deferred under the Corporation’s commercial loan forbearance program was 8 months and 12 months for the three and six months ended June 30, 2024 compared to 11 months for the same periods in 2023. The deferral period for loan payments can vary, but are mostly in the range of 8 months to 24 months. Modifications of loans to troubled borrowers for Commercial Lease Financing and U.S. Small Business Commercial were not significant during the three and six months ended June 30, 2024 and 2023.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. As of June 30, 2024, defaults of commercial loans modified during the last 12 months were insignificant. As of June 30, 2023, defaults of commercial loans modified during the six months ended June 30, 2023 were insignificant. The table below provides aging information as of June 30, 2024 for commercial loans that were modified over the last 12 months and as of June 30, 2023 for commercial loans that were modified during the six months ended June 30, 2023.

Commercial - Payment Status of Modified Loans to Borrowers in Financial Difficulty

					% of Total Class of Financing Receivable
	Current	30–89 Days Past Due	90+ Days Past Due	Total	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
(Dollars in millions)	June 30, 2024
U.S. Commercial	$1,191	$10	$12	$1,213	0.13%	0.24%
Non-U.S. Commercial	177	—	—	177	0.02	0.02
Commercial Real Estate	1,322	91	268	1,681	0.64	1.78
Total	$2,690	$101	$280	$3,071	0.17	0.39

					Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	June 30, 2023
U.S. Commercial	$497	$41	$29	$567	0.09%	0.16%
Non-U.S. Commercial	132	—	—	132	0.10	0.11
Commercial Real Estate	567	—	48	615	0.49	0.83
Total	$1,196	$41	$77	$1,314	0.15	0.24
For the six months ended June 30, 2024 and 2023, the Corporation had commitments to lend $916 million and
$687 million to commercial borrowers experiencing financial difficulty whose loans were modified during the period.

75 Bank of America

Loans Held-for-sale
The Corporation had LHFS of $7.0 billion and $6.0 billion at June 30, 2024 and December 31, 2023. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $15.7 billion and $7.4 billion for the six months ended June 30, 2024 and 2023. Cash used for originations and purchases of LHFS totaled $17.0 billion and $7.3 billion for the six months ended June 30, 2024 and 2023. Also included were non-cash net transfers into LHFS of $0 and $457 million during the six months ended June 30, 2024 and 2023.
Accrued Interest Receivable
Accrued interest receivable for loans and leases and loans held-for-sale was $4.5 billion at both June 30, 2024 and December 31, 2023 and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During the three and six months ended June 30, 2024, the Corporation reversed $215 million and $420 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan compared to $138 million and $256 million for the same periods in 2023.
For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during the three and six months ended June 30, 2024 and 2023, interest and fee income reversed at the time the loans were classified as nonperforming was not significant. For more information on the Corporation's nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
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
The June 30, 2024 estimate for allowance for credit losses was based on various economic scenarios, including a baseline scenario derived from consensus estimates, an adverse scenario reflecting an extended moderate recession, a downside scenario reflecting continued inflation and interest rates with minimal rate cuts, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario that considers the potential for improvement above the baseline scenario. The overall weighted economic outlook of the above scenarios has improved compared to the weighted economic outlook estimated as of December 31, 2023. The weighted economic outlook assumes that the U.S. average unemployment rate will be four and a half percent by the fourth quarter of 2024 and will increase to just below five percent by the fourth quarter of 2025. The weighted economic outlook assumes sluggish growth with U.S. real gross domestic product forecasted to grow at 1.0 percent and 1.5 percent year-over-year in the fourth quarters of 2024 and 2025.
The allowance for credit losses decreased $209 million from December 31, 2023 to $14.3 billion at June 30, 2024, which included a $33 million reserve decrease related to the consumer portfolio and a $176 million reserve decrease related to the commercial portfolio. The reserve decrease was primarily driven by commercial due to an improved macroeconomic outlook. The change in the allowance for credit losses was comprised of a net decrease of $104 million in the allowance for loan and lease losses and a decrease of $105 million in the reserve for unfunded lending commitments. The decline in the allowance for credit losses was attributed to decreases in the commercial portfolio of $176 million and the consumer real estate portfolio of $66 million, partially offset by an increase in the credit card and other consumer portfolios of $33 million. The provision for credit losses increased $383 million to $1.5 billion, and $771 million to $2.8 billion for the three and six months ended June 30, 2024 compared to the same periods in 2023. The provision for credit losses for the current-year periods was primarily driven by credit card loans and the commercial real estate office portfolio.
Outstanding loans and leases excluding loans accounted for under the fair value option increased $3.4 billion during the six months ended June 30, 2024 primarily driven by commercial, which increased $6.4 billion due to broad-based growth. Consumer loans decreased $3.0 billion driven by credit card loans.
The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the following table.

Bank of America 76

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	Three Months Ended June 30, 2024
Allowance for loan and lease losses, April 1	$355	$8,121	$4,737	$13,213
Loans and leases charged off	(8)	(1,267)	(504)	(1,779)
Recoveries of loans and leases previously charged off	22	194	30	246
Net charge-offs	14	(1,073)	(474)	(1,533)
Provision for loan and lease losses	(22)	1,118	466	1,562
Other	—	1	(5)	(4)
Allowance for loan and lease losses, June 30	347	8,167	4,724	13,238
Reserve for unfunded lending commitments, April 1	57	—	1,101	1,158
Provision for unfunded lending commitments	(2)	—	(52)	(54)
Reserve for unfunded lending commitments, June 30	55	—	1,049	1,104
Allowance for credit losses, June 30	$402	$8,167	$5,773	$14,342

	Three Months Ended June 30, 2023
Allowance for loan and lease losses, April 1	403	6,958	5,153	12,514
Loans and leases charged off	(15)	(924)	(186)	(1,125)
Recoveries of loans and leases previously charged off	29	190	37	256
Net charge-offs	14	(734)	(149)	(869)
Provision for loan and lease losses	8	1,099	202	1,309
Other	2	—	(6)	(4)
Allowance for loan and lease losses, June 30	427	7,323	5,200	12,950
Reserve for unfunded lending commitments, April 1	93	—	1,344	1,437
Provision for unfunded lending commitments	(7)	—	(43)	(50)
Other	—	—	1	1
Reserve for unfunded lending commitments, June 30	86	—	1,302	1,388
Allowance for credit losses, June 30	$513	$7,323	$6,502	$14,338

(Dollars in millions)	Six Months Ended June 30, 2024
Allowance for loan and lease losses, January 1	$386	$8,134	$4,822	$13,342
Loans and leases charged off	(19)	(2,492)	(1,006)	(3,517)
Recoveries of loans and leases previously charged off	43	381	62	486
Net charge-offs	24	(2,111)	(944)	(3,031)
Provision for loan and lease losses	(64)	2,144	852	2,932
Other	1	—	(6)	(5)
Allowance for loan and lease losses, June 30	347	8,167	4,724	13,238
Reserve for unfunded lending commitments, January 1	82	—	1,127	1,209
Provision for unfunded lending commitments	(27)	—	(78)	(105)
Reserve for unfunded lending commitments, June 30	55	—	1,049	1,104
Allowance for credit losses, June 30	$402	$8,167	$5,773	$14,342

	Six Months Ended June 30, 2023
Allowance for loan and lease losses, December 31	$420	$6,817	$5,445	$12,682
January 1, 2023 adoption of credit loss standard	(67)	(109)	(67)	(243)
Allowance for loan and lease losses, January 1	353	6,708	5,378	12,439
Loans and leases charged off	(29)	(1,785)	(366)	(2,180)
Recoveries of loans and leases previously charged off	54	387	63	504
Net charge-offs	25	(1,398)	(303)	(1,676)
Provision for loan and lease losses	42	2,012	155	2,209
Other	7	1	(30)	(22)
Allowance for loan and lease losses, June 30	427	7,323	5,200	12,950
Reserve for unfunded lending commitments, January 1	94	—	1,446	1,540
Provision for unfunded lending commitments	(8)	—	(145)	(153)
Other	—	—	1	1
Reserve for unfunded lending commitments, June 30	86	—	1,302	1,388
Allowance for credit losses, June 30	$513	$7,323	$6,502	$14,338
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
The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at June 30, 2024 and December 31, 2023 in situations where the Corporation has a loan or security interest and involvement with transferred assets

77 Bank of America

or if the Corporation otherwise has an additional interest in the VIE. The tables also present the Corporation’s maximum loss exposure at June 30, 2024 and December 31, 2023 resulting from its involvement with consolidated VIEs and unconsolidated VIEs. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments, such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.
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
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three and six months ended June 30, 2024 or the year ended December 31, 2023 that it was not previously contractually required to provide, nor does it intend to do so.

The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $957 million and $989 million at June 30, 2024 and December 31, 2023.
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
The table below summarizes select information related to first-lien mortgage securitizations for the three and six months ended June 30, 2024 and 2023.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency				Commercial Mortgage
	Three Months Ended June 30		Six Months Ended June 30		Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Proceeds from loan sales (1)	$964	$908	$2,173	$2,255	$5,723	$455	$7,032	$597
Gains (losses) on securitizations (2)	(2)	1	(2)	(4)	69	(1)	88	2
Repurchases from securitization trusts (3)	8	5	16	14	—	—	—	—
(1)The Corporation transfers residential mortgage loans to securitizations sponsored primarily by the GSEs or GNMA in the normal course of business and primarily receives residential mortgage-backed securities in exchange. Substantially all of these securities are classified as Level 2 within the fair value hierarchy and are typically sold shortly after receipt.
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $8 million and $13 million, net of hedges, during the three and six months ended June 30, 2024 compared to $7 million and $17 million for the same periods in 2023, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $88.2 billion and $95.9 billion at June 30, 2024 and 2023. Servicing fee and ancillary fee income on serviced loans was $58 million and $120 million during the three and six months ended June 30, 2024 compared to $63 million and $132 million for the same periods in 2023. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $1.1 billion and $1.3 billion at June 30, 2024 and December 31, 2023. For more information on MSRs, see Note 14 – Fair Value Measurements.
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
Mortgage and Home Equity Securitizations
During the three and six months ended June 30, 2024, the Corporation deconsolidated agency residential mortgage securitization trusts with total assets of $32 million and $825 million compared to $296 million and $624 million for the same periods in 2023.
The following table summarizes select information related to mortgage and home equity securitization trusts in which the Corporation held a variable interest and had continuing involvement at June 30, 2024 and December 31, 2023.

Bank of America 78

Mortgage and Home Equity Securitizations

	Residential Mortgage
			Non-agency
	Agency		Prime and Alt-A		Subprime		Home Equity (3)		Commercial Mortgage
(Dollars in millions)	June 30 2024	December 31 2023	June 30 2024	December 31 2023	June 30 2024	December 31 2023	June 30 2024	December 31 2023	June 30 2024	December 31 2023
Unconsolidated VIEs
Maximum loss exposure (1)	$7,836	$8,190	$86	$92	$602	$657	$—	$—	$1,622	$1,558
On-balance sheet assets
Senior securities:
Trading account assets	$275	$235	$10	$13	$20	$20	$—	$—	$238	$70
Debt securities carried at fair value	2,345	2,541	—	—	290	341	—	—	—	—
Held-to-maturity securities	5,216	5,414	—	—	—	—	—	—	1,262	1,287
All other assets	—	—	2	4	22	23	—	—	32	79
Total retained positions	$7,836	$8,190	$12	$17	$332	$384	$—	$—	$1,532	$1,436
Principal balance outstanding (2)	$72,470	$76,134	$13,336	$13,963	$4,454	$4,508	$208	$252	$88,813	$80,078

Consolidated VIEs
Maximum loss exposure (1)	$1,115	$1,164	$—	$—	$—	$—	$11	$12	$—	$—
On-balance sheet assets
Trading account assets	$1,115	$1,171	$—	$—	$—	$—	$—	$—	$—	$—
Loans and leases	—	—	—	—	—	—	27	31	—	—
Allowance for loan and lease losses	—	—	—	—	—	—	6	7	—	—
All other assets	—	—	—	—	—	—	1	1	—	—
Total assets	$1,115	$1,171	$—	$—	$—	$—	$34	$39	$—	$—
Total liabilities	$—	$7	$—	$—	$—	$—	$23	$27	$—	$—
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
Other Asset-backed Securitizations
The following paragraphs summarize select information related to other asset-backed VIEs in which the Corporation had a variable interest at June 30, 2024 and December 31, 2023.
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
At June 30, 2024 and December 31, 2023, the carrying values of the receivables in the trusts totaled $18.7 billion and $16.6 billion, which are included in loans and leases, and the carrying values of senior debt securities that were issued to third-party investors from the trusts totaled $8.6 billion and $7.8 billion, which are included in long-term debt.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $3.8 billion and $6.6 billion of securities during the three and six months ended June 30, 2024 compared to $4.1 billion and $5.8 billion for the same periods in 2023. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. During the three and six months ended June 30, 2024, resecuritization proceeds included securities with an initial fair value of $795 million and $883 million, compared to $478 million and $1.1 billion for the same periods in 2023, of which substantially all of the securities were classified as trading account assets for both periods. Substantially all of the trading account securities carried at fair value were categorized as Level 2 within the fair value hierarchy.
Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s involvement in the VIE is limited to its loss exposure. The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $1.0 billion and $952 million at June 30, 2024 and December 31, 2023, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.

79 Bank of America

The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $1.8 billion and $1.7 billion at June 30, 2024 and December 31, 2023. The weighted-average remaining life of bonds held in the trusts at June 30, 2024 was 11.8 years. There were no significant write-downs or downgrades of assets or issuers during the six months ended June 30, 2024 and 2023.
Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $80 million at both June 30, 2024 and December 31, 2023.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At June 30, 2024 and December 31, 2023, the Corporation’s consolidated investment VIEs had total assets of $3 million and $472 million. The Corporation also held investments in unconsolidated VIEs with total assets of $20.7 billion and $18.4 billion at June 30, 2024 and December 31, 2023. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $2.2 billion and $2.6 billion at June 30, 2024 and December 31, 2023 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $1.1 billion at both June 30, 2024 and December 31, 2023. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
The table below summarizes the maximum loss exposure and assets held by the Corporation that related to other asset-backed VIEs at June 30, 2024 and December 31, 2023.

Other Asset-backed VIEs

	Credit Card and Automobile (1)		Resecuritization Trusts and Customer VIEs		Municipal Bond Trusts and CDOs		Investment VIEs and Leveraged Lease Trusts
(Dollars in millions)	June 30 2024	December 31 2023	June 30 2024	December 31 2023	June 30 2024	December 31 2023	June 30 2024	December 31 2023
Unconsolidated VIEs
Maximum loss exposure	$—	$—	$5,037	$4,494	$1,874	$1,787	$2,160	$2,197
On-balance sheet assets
Securities (2):
Trading account assets	$—	$—	$1,301	$626	$25	$23	$298	$469
Debt securities carried at fair value	—	—	852	920	—	—	4	4
Held-to-maturity securities	—	—	2,110	2,237	—	—	—	—
Loans and leases	—	—	—	—	—	—	68	90
Allowance for loan and lease losses	—	—	—	—	—	—	(4)	(12)
All other assets	—	—	774	711	6	7	1,299	1,168
Total retained positions	$—	$—	$5,037	$4,494	$31	$30	$1,665	$1,719
Total assets of VIEs	$—	$—	$16,727	$15,862	$7,531	$9,279	$20,708	$18,398

Consolidated VIEs
Maximum loss exposure	$9,433	$8,127	$497	$1,240	$3,539	$3,136	$1,084	$1,596
On-balance sheet assets
Trading account assets	$—	$—	$1,018	$1,798	$3,512	$3,084	$2	$1
Debt securities carried at fair value	—	—	—	—	27	52	—	—
Loans and leases	18,729	16,640	—	—	—	—	1,071	1,605
Allowance for loan and lease losses	(922)	(832)	—	—	—	—	(1)	(1)
All other assets	200	163	39	38	—	—	14	15
Total assets	$18,007	$15,971	$1,057	$1,836	$3,539	$3,136	$1,086	$1,620
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$3,343	$2,934	$—	$23
Long-term debt	8,552	7,825	560	596	—	—	2	1
All other liabilities	22	19	—	—	—	—	—	—
Total liabilities	$8,574	$7,844	$560	$596	$3,343	$2,934	$2	$24
(1)At June 30, 2024 and December 31, 2023 loans and leases in the consolidated credit card trust included $4.4 billion and $3.2 billion of seller’s interest.
(2)The retained senior securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).
Tax Credit VIEs
The Corporation holds equity investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, renewable energy and certain other projects. The total assets of these unconsolidated tax credit VIEs were $83.3 billion and $84.1 billion as of June 30, 2024 and December 31, 2023. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. As an investor, tax credits associated with the investments in these entities are allocated to the Corporation, as provided by the U.S. Internal Revenue Code and related regulations, and are recognized as income tax benefits in the Corporation’s Consolidated Statement of Income in the year they are earned, which varies based on the type of investments. Tax credits from investments in affordable housing are recognized ratably over a term of up to 10 years, and tax credits from renewable energy investments are recognized either at inception for transactions electing Investment Tax Credits

Bank of America 80

(ITCs) or as energy is produced for transactions electing Production Tax Credits (PTCs), which is generally up to a 10-year time period. The volume and types of investments held by the Corporation will influence the amount of tax credits recognized each period.
The Corporation’s equity investments in affordable housing and other projects totaled $16.2 billion and $15.8 billion at June 30, 2024 and December 31, 2023, which included unfunded capital contributions of $7.4 billion and $7.2 billion that are probable to be paid over the next five years. The Corporation may be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant. During the three and six months ended June 30, 2024, the Corporation recognized tax credits and other tax benefits related to affordable housing equity investments of $562 million and $1.1 billion compared to $517 million and $1.0 billion for the same periods in 2023, and reported pretax losses in other income of $409 million and $822 million compared to $383 million and $756 million for the same periods in 2023. The Corporation’s equity investments in renewable energy totaled $13.4 billion and $14.2 billion at June 30, 2024 and December 31, 2023. In addition, the Corporation had unfunded capital contributions for renewable energy investments of $5.5 billion and $6.2 billion at June 30, 2024 and December 31, 2023, which are contingent on various conditions precedent to funding over the next two years. The Corporation’s risk of loss is generally mitigated by policies requiring the project to qualify for the expected tax credits prior to making its investment. During the three and six months ended June 30, 2024, the Corporation recognized tax credits and other tax benefits related to renewable energy equity investments of $894 million and $1.9 billion compared to $1.1 billion and $2.1 billion for the same periods in 2023 and reported pretax losses in other income of $591 million and $1.3 billion compared to $567 million and $1.1 billion for the same periods in 2023. The Corporation may also enter into power purchase agreements with renewable energy tax credit entities.
The following table summarizes select information related to unconsolidated tax credit VIEs in which the Corporation held a variable interest at June 30, 2024 and December 31, 2023.

Unconsolidated Tax Credit VIEs

(Dollars in millions)	June 30 2024	December 31 2023
Maximum loss exposure	$29,594	$30,040
On-balance sheet assets
All other assets	$29,594	$30,040
Total	$29,594	$30,040
On-balance sheet liabilities
All other liabilities	$7,396	$7,254
Total	$7,396	$7,254
Total assets of VIEs	$83,334	$84,148

NOTE 7 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at June 30, 2024 and December 31, 2023. The reporting units utilized for goodwill impairment testing are the operating segments or one level below. The Corporation completed its annual goodwill impairment test as of June 30, 2024 by using a qualitative assessment. Based on the assessment, the Corporation has concluded that none of its reporting units are at risk of impairment, as each of the reporting units’ fair values are substantially in excess of their carrying values. For more information regarding the nature of and accounting for the Corporation’s annual goodwill impairment testing, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.

Goodwill

(Dollars in millions)	June 30 2024	December 31 2023
Consumer Banking	$30,137	$30,137
Global Wealth & Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,181	5,181
Total goodwill	$69,021	$69,021
Intangible Assets
At both June 30, 2024 and December 31, 2023, the net carrying value of intangible assets was $2.0 billion. At both June 30, 2024 and December 31, 2023, intangible assets included $1.6 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $20 million for both the three months ended June 30, 2024 and 2023, and $39 million for both the six months ended June 30, 2024 and 2023.

81 Bank of America

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
The table below presents the net investment in sales-type and direct financing leases at June 30, 2024 and December 31, 2023.

Net Investment (1)

(Dollars in millions)	June 30 2024	December 31 2023
Lease receivables	$17,068	$16,565
Unguaranteed residuals	2,430	2,485
Total net investment in sales-type and direct financing leases	$19,498	$19,050
(1)In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $7.3 billion and $6.8 billion at June 30, 2024 and December 31, 2023.
The table below presents lease income for the three and six months ended June 30, 2024 and 2023.

Lease Income
	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023
Sales-type and direct financing leases	$262	$181	$512	$353
Operating leases	227	234	454	472
Total lease income	$489	$415	$966	$825

Lessee Arrangements
The Corporation's lessee arrangements predominantly consist of operating leases for premises and equipment; the Corporation's financing leases are not significant.
The table below provides information on the right-of-use assets and lease liabilities at June 30, 2024 and December 31, 2023.

Lessee Arrangements
(Dollars in millions)	June 30 2024	December 31 2023
Right-of-use assets	$8,707	$9,150
Lease liabilities	9,310	9,782
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
Offsetting of Securities Financing Agreements
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at June 30, 2024 and December 31, 2023. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives. For more information on the securities financing agreements and the offsetting of securities financing transactions, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.

Bank of America 82

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	June 30, 2024
Securities borrowed or purchased under agreements to resell (3)	$755,382	$(417,630)	$337,752	$(309,130)	$28,622
Securities loaned or sold under agreements to repurchase	$785,736	$(417,630)	$368,106	$(346,566)	$21,540
Other (4)	12,773	—	12,773	(12,773)	—
Total	$798,509	$(417,630)	$380,879	$(359,339)	$21,540

	December 31, 2023
Securities borrowed or purchased under agreements to resell (3)	$703,641	$(423,017)	$280,624	$(257,541)	$23,083
Securities loaned or sold under agreements to repurchase	$706,904	$(423,017)	$283,887	$(272,285)	$11,602
Other (4)	10,066	—	10,066	(10,066)	—
Total	$716,970	$(423,017)	$293,953	$(282,351)	$11,602
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
(3)Excludes repurchase activity of $12.6 billion and $8.7 billion reported in loans and leases on the Consolidated Balance Sheet for June 30, 2024 and December 31, 2023.
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

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	June 30, 2024
Securities sold under agreements to repurchase	$259,817	$232,017	$95,737	$109,075	$696,646
Securities loaned	79,861	284	1,005	7,940	89,090
Other	12,773	—	—	—	12,773
Total	$352,451	$232,301	$96,742	$117,015	$798,509

	December 31, 2023
Securities sold under agreements to repurchase	$234,974	$228,627	$85,176	$75,020	$623,797
Securities loaned	76,580	139	618	5,770	83,107
Other	10,066	—	—	—	10,066
Total	$321,620	$228,766	$85,794	$80,790	$716,970
(1)No agreements have maturities greater than four years.

83 Bank of America

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	June 30, 2024
U.S. government and agency securities	$380,642	$138	$23	$380,803
Corporate securities, trading loans and other	32,720	1,889	865	35,474
Equity securities	25,946	87,031	11,885	124,862
Non-U.S. sovereign debt	251,899	32	—	251,931
Mortgage trading loans and ABS	5,439	—	—	5,439
Total	$696,646	$89,090	$12,773	$798,509

	December 31, 2023
U.S. government and agency securities	$352,950	$34	$38	$353,022
Corporate securities, trading loans and other	23,242	1,805	661	25,708
Equity securities	11,517	81,266	9,367	102,150
Non-U.S. sovereign debt	231,140	2	—	231,142
Mortgage trading loans and ABS	4,948	—	—	4,948
Total	$623,797	$83,107	$10,066	$716,970
Collateral
The Corporation accepts securities and loans as collateral that it is permitted by contract or practice to sell or repledge. At June 30, 2024 and December 31, 2023, the fair value of this collateral was $975.8 billion and $911.3 billion, of which $934.1 billion and $870.9 billion were sold or repledged. The primary source of this collateral is securities borrowed or purchased under agreements to resell. For more information on collateral, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
Restricted Cash
At June 30, 2024 and December 31, 2023, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $5.4 billion and $5.6 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with central banks to meet reserve requirements.
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
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.3 billion at both June 30, 2024 and December 31, 2023. The carrying value of the Corporation’s credit extension commitments at June 30, 2024 and December 31, 2023, excluding commitments accounted for under the fair value option, was $1.1 billion and $1.2 billion, which predominantly related to the reserve for unfunded lending commitments. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay.
The following table includes the notional amount of commitments of $3.2 billion and $2.6 billion at June 30, 2024 and December 31, 2023 that are accounted for under the fair value option. However, the table excludes the cumulative net fair value for these commitments of $73 million and $67 million at June 30, 2024 and December 31, 2023, which is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

Bank of America 84

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	June 30, 2024
Notional amount of credit extension commitments
Loan commitments (1)	$122,111	$214,908	$184,093	$17,930	$539,042
Home equity lines of credit	3,407	10,109	9,910	21,849	45,275
Standby letters of credit and financial guarantees (2)	21,830	8,871	2,779	586	34,066
Letters of credit	776	141	63	59	1,039
Other commitments (3)	13	33	103	1,036	1,185
Legally binding commitments	148,137	234,062	196,948	41,460	620,607
Credit card lines (4)	452,638	—	—	—	452,638
Total credit extension commitments	$600,775	$234,062	$196,948	$41,460	$1,073,245

	December 31, 2023
Notional amount of credit extension commitments
Loan commitments (1)	$124,298	$198,818	$193,878	$15,386	$532,380
Home equity lines of credit	2,775	9,182	11,195	21,975	45,127
Standby letters of credit and financial guarantees (2)	21,067	9,633	2,693	652	34,045
Letters of credit	873	207	66	29	1,175
Other commitments (3)	17	50	108	1,035	1,210
Legally binding commitments	149,030	217,890	207,940	39,077	613,937
Credit card lines (4)	440,328	—	—	—	440,328
Total credit extension commitments	$589,358	$217,890	$207,940	$39,077	$1,054,265
(1)     At June 30, 2024 and December 31, 2023, $4.6 billion and $3.1 billion of these loan commitments were held in the form of a security.
(2) The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $23.4 billion and $9.8 billion at June 30, 2024, and $23.6 billion and $9.7 billion at December 31, 2023. Amounts in the table include consumer SBLCs of $864 million and $744 million at June 30, 2024 and December 31, 2023.
(3)     Primarily includes second-loss positions on lease-end residual value guarantees.
(4)     Includes business card unused lines of credit.
Other Commitments
At June 30, 2024 and December 31, 2023, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $540 million and $822 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans of $1.3 billion and $420 million, which upon settlement will be included in trading account assets.
At June 30, 2024 and December 31, 2023, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $126.3 billion and $117.0 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $94.3 billion and $63.0 billion. A significant portion of these commitments will expire within the next 12 months.
At both June 30, 2024 and December 31, 2023, the Corporation had a commitment to originate or purchase up to $4.0 billion on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2026 and can be terminated with 12 months prior notice.
At June 30, 2024 and December 31, 2023, the Corporation had unfunded equity investment commitments of $478 million and $477 million.
As a Federal Reserve member bank, the Corporation is required to subscribe to a certain amount of shares issued by its Federal Reserve district bank, which pays cumulative dividends at a prescribed rate. At both June 30, 2024 and December 31, 2023, the Corporation had paid $5.4 billion for half of its subscribed shares, with the remaining half subject to call by the Federal Reserve district bank board, which the Corporation believes is remote.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At June 30, 2024 and December 31, 2023, the notional amount of these guarantees totaled $3.3 billion and $3.8 billion. At June 30, 2024 and December 31, 2023, the Corporation’s maximum exposure related to these guarantees totaled $508 million and $577 million, with estimated maturity dates between 2034 and 2037.
Merchant Services
The Corporation in its role as merchant acquirer or as a sponsor of other merchant acquirers may be held liable for any reversed charges that cannot be collected from the merchants due to, among other things, merchant fraud or insolvency. If charges are properly reversed after a purchase and cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The ability to reverse a charge is primarily governed by the applicable payment network rules and regulations, which include, but are not limited to, the type of charge, type of payment used and time limits. The total amount of transactions subject to reversal under payment network rules and regulations processed for the preceding six-month period, which was approximately $225 billion, is an estimate of the Corporation’s maximum potential exposure as of June 30, 2024. The Corporation’s risk in this area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The Corporation’s reserves for contingent losses, and the losses incurred related to the merchant processing activity were not significant.

85 Bank of America

Representations and Warranties Obligations and Corporate Guarantees
For more information on representations and warranties obligations and corporate guarantees, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
The reserve for representations and warranties obligations and corporate guarantees was $265 million and $604 million at June 30, 2024 and December 31, 2023 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet, and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of incurred losses, is based on its experience in previous negotiations, and is subject to judgment, a variety of assumptions and known or unknown uncertainties. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity. See Litigation and Regulatory Matters below for the Corporation's combined range of possible loss in excess of the reserve for representations and warranties and the accrued liability for litigation.
Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $131.7 billion and $132.5 billion at June 30, 2024 and December 31, 2023.
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
Other Contingencies
In 2023, the Federal Deposit Insurance Corporation (FDIC) issued a final rule to impose a special assessment to recover certain estimated losses to the Deposit Insurance Fund (DIF) arising from the closures of Silicon Valley Bank and Signature Bank. The estimated losses will be recovered through quarterly special assessments collected from certain insured depository institutions, including the Corporation, and collection began during the three months ended June 30, 2024. As of June 30, 2024 and December 31, 2023, the Corporation’s accrual for its estimated share of the FDIC special assessment was $2.5 billion and $2.1 billion. The Corporation continues to monitor the FDIC’s estimated loss to the DIF, which could affect the amount of its accrued liability.
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
As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters disclosed in the prior commitments and contingencies disclosure and updated below, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation and regulatory investigation-related expense of $53 million and $151 million was recognized for the three and six months ended June 30, 2024 compared to $276 million and $365 million for the same periods in 2023.
For any matter disclosed in the prior commitments and contingencies disclosure for which a loss in future periods is reasonably possible and estimable (whether in excess of an accrued liability or where there is no accrued liability) and for representations and warranties exposures, the Corporation’s estimated range of possible loss is $0 to $0.8 billion in excess of the accrued liability, if any, as of June 30, 2024.
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
Information is provided below and in the prior commitments and contingencies disclosure regarding the nature of the litigation and, where specified, associated claimed damages. Based on current knowledge, and taking into account accrued

Bank of America 86

liabilities, management does not believe that loss contingencies arising from pending matters, including the matters described in the prior commitments and contingencies disclosure and updated below, will have a material adverse effect on the consolidated financial condition or liquidity of the Corporation. However, in light of the significant judgment, variety of assumptions and uncertainties involved in those matters, some of which are beyond the Corporation’s control, and the very large or indeterminate damages sought in some of those matters, an adverse outcome in one or more of those matters could be material to the Corporation’s business or results of operations for any particular reporting period, or cause significant reputational harm.
Deposit Insurance Assessment
On July 1, 2024, the district court judge vacated the magistrate judge’s April 2023 report and recommendation for resolving the parties’ cross-motions for summary judgment, and asked the parties to file new motions, in light of a recent Supreme Court decision, by the end of October 2024.
NOTE 11 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
July 24, 2024	September 6, 2024	September 27, 2024	$0.26
April 25, 2024	June 7, 2024	June 28, 2024	0.24
January 31, 2024	March 1, 2024	March 29, 2024	0.24
(1) In 2024, and through July 30, 2024.
During the three and six months ended June 30, 2024, the Corporation repurchased and retired 93 million and 165 million shares of common stock, which reduced shareholders’ equity by $3.5 billion and $6.0 billion, including excise taxes.
During the six months ended June 30, 2024, in connection with employee stock plans, the Corporation issued 71 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 26 million shares of common stock. At June 30, 2024, the Corporation had reserved 555 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
On July 24, 2024, the Board of Directors declared a quarterly common stock dividend of $0.26 per share.
Preferred Stock
During the three months ended June 30, 2024 and March 31, 2024, the Corporation declared $310 million and $532 million of cash dividends on preferred stock, or a total of $842 million for the six months ended June 30, 2024. During the three months ended June 30, 2024, the Corporation fully redeemed Series U for $1.0 billion and Series JJ for $854 million. For more information on the Corporation’s preferred stock, including liquidation preference, dividend requirements and redemption period, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
NOTE 12 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for the six months ended June 30, 2024 and 2023.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2022	$(2,983)	$(881)	$(11,935)	$(4,309)	$(1,048)	$(21,156)
Net change	723	(394)	49	19	17	414
Balance, June 30, 2023	$(2,260)	$(1,275)	$(11,886)	$(4,290)	$(1,031)	$(20,742)

Balance, December 31, 2023	$(2,410)	$(1,567)	$(8,016)	$(4,748)	$(1,047)	$(17,788)
Net change	27	(135)	270	48	(51)	159
Balance, June 30, 2024	$(2,383)	$(1,702)	$(7,746)	$(4,700)	$(1,098)	$(17,629)
The following table presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for the six months ended June 30, 2024 and 2023.

87 Bank of America

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
	Six Months Ended June 30
(Dollars in millions)	2024			2023
Debt securities:
Net increase (decrease) in fair value	$54	$(17)	$37	$557	$(137)	$420
Net realized (gains) losses reclassified into earnings (1)	(14)	4	(10)	404	(101)	303
Net change	40	(13)	27	961	(238)	723
Debit valuation adjustments:
Net increase (decrease) in fair value	(188)	47	(141)	(526)	129	(397)
Net realized (gains) losses reclassified into earnings (1)	9	(3)	6	4	(1)	3
Net change	(179)	44	(135)	(522)	128	(394)
Derivatives:
Net increase (decrease) in fair value	(1,027)	259	(768)	(280)	73	(207)
Reclassifications into earnings:
Net interest income	1,342	(336)	1,006	352	(88)	264
Market making and similar activities	59	(14)	45	—	—	—
Compensation and benefits expense	(17)	4	(13)	(11)	3	(8)
Net realized (gains) losses reclassified into earnings	1,384	(346)	1,038	341	(85)	256
Net change	357	(87)	270	61	(12)	49
Employee benefit plans:
Net actuarial losses and other reclassified into earnings (2)	61	(13)	48	27	(8)	19
Net change	61	(13)	48	27	(8)	19
Foreign currency:
Net increase (decrease) in fair value	276	(327)	(51)	(97)	114	17
Net realized (gains) losses reclassified into earnings (1)	—	—	—	(1)	1	—
Net change	276	(327)	(51)	(98)	115	17
Total other comprehensive income (loss)	$555	$(396)	$159	$429	$(15)	$414
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.
NOTE 13 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for the three and six months ended June 30, 2024 and 2023 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share information)	2024	2023	2024	2023
Earnings per common share
Net income	$6,897	$7,408	$13,571	$15,569
Preferred stock dividends	(315)	(306)	(847)	(811)
Net income applicable to common shareholders	$6,582	$7,102	$12,724	$14,758
Average common shares issued and outstanding	7,897.9	8,040.9	7,933.3	8,053.5
Earnings per common share	$0.83	$0.88	$1.60	$1.83

Diluted earnings per common share
Net income applicable to common shareholders	$6,582	$7,102	$12,724	$14,758
Add preferred stock dividends due to assumed conversions	—	—	—	111
Net income allocated to common shareholders	$6,582	$7,102	$12,724	$14,869
Average common shares issued and outstanding	7,897.9	8,040.9	7,933.3	8,053.5
Dilutive potential common shares (1)	63.0	39.8	62.9	109.1
Total diluted average common shares issued and outstanding	7,960.9	8,080.7	7,996.2	8,162.6
Diluted earnings per common share	$0.83	$0.88	$1.59	$1.82
(1)Includes incremental dilutive shares from preferred stock, restricted stock units, restricted stock and warrants.
For the three and six months ended June 30, 2024 and the three months ended June 30, 2023, 62 million average dilutive potential common shares associated with the Series L preferred stock were antidilutive, whereas they were included in the diluted share count under the “if-converted” method for the six months ended June 30, 2023.
NOTE 14 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards and conducts a review of fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. During the six months ended June 30, 2024, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
For more information regarding the fair value hierarchy, how the Corporation measures fair value and valuation techniques, see Note 1 – Summary of Significant Accounting Principles and

Bank of America 88

Note 20 – Fair Value Measurements to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K. The Corporation accounts for certain financial instruments under the fair value option. For more information, see Note 15 – Fair Value Option.

Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at June 30, 2024 and December 31, 2023, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

	June 30, 2024
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$1,204	$—	$—	$—	$1,204
Federal funds sold and securities borrowed or purchased under agreements to resell	—	474,966	—	(307,131)	167,835
Trading account assets:
U.S. Treasury and government agencies	53,509	456	—	—	53,965
Corporate securities, trading loans and other	—	47,917	1,816	—	49,733
Equity securities	65,030	33,433	231	—	98,694
Non-U.S. sovereign debt	14,892	33,788	323	—	49,003
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	45,030	9	—	45,039
Mortgage trading loans, ABS and other MBS	—	9,068	964	—	10,032
Total trading account assets (2)	133,431	169,692	3,343	—	306,466
Derivative assets	17,747	261,640	3,916	(247,347)	35,956
AFS debt securities:
U.S. Treasury and government agencies	199,372	908	—	—	200,280
Mortgage-backed securities:
Agency	—	35,362	—	—	35,362
Agency-collateralized mortgage obligations	—	9,444	—	—	9,444
Non-agency residential	—	152	133	—	285
Commercial	—	11,851	170	—	12,021
Non-U.S. securities	661	20,646	78	—	21,385
Other taxable securities	—	2,194	—	—	2,194
Tax-exempt securities	—	10,324	—	—	10,324
Total AFS debt securities	200,033	90,881	381	—	291,295
Other debt securities carried at fair value:
U.S. Treasury and government agencies	1,843	—	—	—	1,843
Non-agency residential MBS	—	203	53	—	256
Non-U.S. and other securities	905	6,752	—	—	7,657
Total other debt securities carried at fair value	2,748	6,955	53	—	9,756
Loans and leases	—	3,108	89	—	3,197
Loans held-for-sale	—	1,439	133	—	1,572
Other assets (3)	10,309	3,305	1,700	—	15,314
Total assets (4)	$365,472	$1,011,986	$9,615	$(554,478)	$832,595
Liabilities
Interest-bearing deposits in U.S. offices	$—	$370	$—	$—	$370
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	521,850	—	(307,131)	214,719
Trading account liabilities:
U.S. Treasury and government agencies	12,477	—	—	—	12,477
Equity securities	43,110	6,193	11	—	49,314
Non-U.S. sovereign debt	17,213	9,414	—	—	26,627
Corporate securities and other	—	11,851	72	—	11,923
Mortgage trading loans and ABS	—	4	—	—	4
Total trading account liabilities	72,800	27,462	83	—	100,345
Derivative liabilities	21,969	264,696	6,282	(252,439)	40,508
Short-term borrowings	—	7,192	8	—	7,200
Accrued expenses and other liabilities	11,515	3,541	8	—	15,064
Long-term debt	—	46,287	588	—	46,875
Total liabilities (4)	$106,284	$871,398	$6,969	$(559,570)	$425,081
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes securities with a fair value of $12.8 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $313 million that is accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(3)Includes MSRs, which are classified as Level 3 assets, of $989 million.
(4)Total recurring Level 3 assets were 0.30 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.24 percent of total consolidated liabilities.

89 Bank of America

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
The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2024 and 2023, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

Bank of America 90

Level 3 – Fair Value Measurements (1)

	Balance April 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Three Months Ended June 30, 2024
Trading account assets:
Corporate securities, trading loans and other	$1,582	$17	$(2)	$185	$(71)	$20	$(142)	$317	$(90)	$1,816	$(18)
Equity securities	214	2	—	48	(15)	—	(1)	—	(17)	231	7
Non-U.S. sovereign debt	394	(9)	(25)	15	(4)	—	(48)	—	—	323	(9)
Mortgage trading loans, MBS and ABS	1,058	(23)	—	101	(187)	—	(16)	92	(52)	973	(20)
Total trading account assets	3,248	(13)	(27)	349	(277)	20	(207)	409	(159)	3,343	(40)
Net derivative assets (liabilities) (4)	(2,668)	477	—	309	(243)	—	(287)	(158)	204	(2,366)	460
AFS debt securities:
Non-agency residential MBS	251	1	—	—	—	—	(2)	—	(117)	133	1
Commercial MBS	—	(6)	1	175	—	—	—	—	—	170	(6)
Non-U.S. and other taxable securities	91	(8)	—	—	—	—	(2)	1	(4)	78	(2)
Total AFS debt securities	342	(13)	1	175	—	—	(4)	1	(121)	381	(7)
Other debt securities carried at fair value – Non-agency residential MBS	71	(2)	—	—	—	—	—	—	(16)	53	(2)
Loans and leases (5,6)	90	1	—	—	—	—	(2)	—	—	89	—
Loans held-for-sale (5)	149	—	(3)	—	—	—	(13)	—	—	133	(3)
Other assets (6,7)	1,668	85	(15)	18	—	27	(83)	—	—	1,700	57
Trading account liabilities – Equity securities	(28)	2	—	—	—	—	6	—	9	(11)	—
Trading account liabilities – Corporate securities and other	(43)	(15)	—	(1)	(13)	(1)	1	—	—	(72)	(16)
Short-term borrowings (5)	(9)	1	—	—	—	(9)	9	—	—	(8)	1
Accrued expenses and other liabilities (5)	(19)	(11)	—	22	—	—	—	—	—	(8)	(11)
Long-term debt (5)	(611)	18	(2)	—	—	—	7	—	—	(588)	18

Three Months Ended June 30, 2023
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$—	$—	$—	$—	$—	$—	$7	$—	$7	$—
Trading account assets:
Corporate securities, trading loans and other	2,322	34	1	98	(35)	—	(308)	46	(58)	2,100	13
Equity securities	212	(2)	—	10	(32)	—	(12)	6	(23)	159	(17)
Non-U.S. sovereign debt	541	12	20	33	—	—	(38)	—	—	568	12
Mortgage trading loans, MBS and ABS	1,300	(19)	—	30	(52)	—	(105)	155	(76)	1,233	(28)
Total trading account assets	4,375	25	21	171	(119)	—	(463)	207	(157)	4,060	(20)
Net derivative assets (liabilities) (4)	(2,779)	(1,630)	(140)	280	(331)	—	(480)	(160)	243	(4,997)	(1,690)
AFS debt securities:
Non-agency residential MBS	293	—	(2)	—	—	—	(3)	—	—	288	—
Non-U.S. and other taxable securities	187	4	4	—	—	—	(7)	—	(4)	184	2
Tax-exempt securities	51	—	—	—	—	—	—	—	—	51	—
Total AFS debt securities	531	4	2	—	—	—	(10)	—	(4)	523	2
Other debt securities carried at fair value – Non-agency residential MBS	94	1	—	—	—	—	(2)	—	(5)	88	2
Loans and leases (5,6)	243	(13)	—	—	(50)	—	(33)	—	—	147	(17)
Loans held-for-sale (5)	206	10	2	—	(5)	—	(25)	—	—	188	2
Other assets (6,7)	1,769	98	6	—	1	17	(82)	—	—	1,809	65
Trading account liabilities – Corporate securities and other	(64)	(4)	—	(1)	—	—	2	(2)	20	(49)	—
Short-term borrowings (5)	(9)	3	—	—	(10)	(1)	6	—	—	(11)	3
Accrued expenses and other liabilities (5)	(20)	6	—	—	—	—	—	—	—	(14)	6
Long-term debt (5)	(772)	64	(15)	—	53	—	6	—	—	(664)	69
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments, derivatives designated in cash flow hedges and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized losses of $44 million and $124 million related to financial instruments still held at June 30, 2024 and 2023.
(4)Net derivative assets (liabilities) include derivative assets of $3.9 billion and $4.4 billion and derivative liabilities of $6.3 billion and $9.4 billion at June 30, 2024 and 2023.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

91 Bank of America

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance June 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Six Months Ended June 30, 2024
Trading account assets:
Corporate securities, trading loans and other	$1,689	$24	$(3)	$291	$(128)	$23	$(466)	$515	$(129)	$1,816	$(40)
Equity securities	187	6	—	86	(37)	—	(4)	11	(18)	231	9
Non-U.S. sovereign debt	396	5	(34)	26	(5)	—	(65)	—	—	323	5
Mortgage trading loans, MBS and ABS	1,217	(23)	—	237	(471)	—	(43)	164	(108)	973	(43)
Total trading account assets	3,489	12	(37)	640	(641)	23	(578)	690	(255)	3,343	(69)
Net derivative assets (liabilities) (4)	(2,494)	506	—	494	(579)	—	(535)	(299)	541	(2,366)	(616)
AFS debt securities:
Non-agency residential MBS	273	9	47	—	—	—	(141)	62	(117)	133	10
Commercial MBS	—	(6)	1	175	—	—	—	—	—	170	(6)
Non-U.S. and other taxable securities	103	(7)	—	—	—	—	(14)	1	(5)	78	(2)
Total AFS debt securities	376	(4)	48	175	—	—	(155)	63	(122)	381	2
Other debt securities carried at fair value – Non-agency residential MBS	69	3	—	—	—	—	(20)	17	(16)	53	3
Loans and leases (5,6)	93	1	—	—	—	1	(6)	—	—	89	1
Loans held-for-sale (5,6)	164	(2)	(4)	—	—	—	(25)	—	—	133	(6)
Other assets (6,7)	1,657	140	(26)	20	—	73	(165)	1	—	1,700	93
Trading account liabilities – Equity securities	(12)	2	—	—	(4)	—	6	(14)	11	(11)	—
Trading account liabilities – Corporate securities and other	(39)	(18)	—	(3)	(13)	(2)	9	(6)	—	(72)	(20)
Short-term borrowings (5)	(10)	—	—	—	—	(9)	11	—	—	(8)	—
Accrued expenses and other liabilities (5)	(21)	(9)	—	22	—	—	—	—	—	(8)	(8)
Long-term debt (5)	(614)	31	(17)	—	—	—	13	(1)	—	(588)	32

Six Months Ended June 30, 2023
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$—	$—	$—	$—	$—	$—	$7	$—	$7	$—
Trading account assets:
Corporate securities, trading loans and other	2,384	61	2	224	(155)	14	(452)	194	(172)	2,100	29
Equity securities	145	(6)	—	16	(44)	—	(12)	83	(23)	159	(17)
Non-U.S. sovereign debt	518	38	36	36	(6)	—	(54)	—	—	568	96
Mortgage trading loans, MBS and ABS	1,552	(28)	—	104	(202)	—	(221)	242	(214)	1,233	(39)
Total trading account assets	4,599	65	38	380	(407)	14	(739)	519	(409)	4,060	69
Net derivative assets (liabilities) (4)	(2,893)	(1,561)	(140)	529	(599)	—	(795)	161	301	(4,997)	(2,077)
AFS debt securities:
Non-agency residential MBS	258	3	32	—	—	—	(5)	—	—	288	4
Non-U.S. and other taxable securities	195	4	7	—	—	—	(15)	—	(7)	184	(1)
Tax-exempt securities	51	—	—	—	—	—	—	—	—	51	—
Total AFS debt securities	504	7	39	—	—	—	(20)	—	(7)	523	3
Other debt securities carried at fair value – Non-agency residential MBS	119	(1)	—	—	(19)	—	(4)	—	(7)	88	1
Loans and leases (5,6)	253	(11)	—	9	(50)	—	(70)	16	—	147	(17)
Loans held-for-sale (5,6)	232	22	4	—	(21)	—	(49)	—	—	188	20
Other assets (6,7)	1,799	108	7	6	1	44	(158)	2	—	1,809	48
Trading account liabilities – Corporate securities and other	(58)	(4)	—	(1)	(2)	(1)	2	(6)	21	(49)	(1)
Short-term borrowings (5)	(14)	3	—	—	(13)	(2)	15	—	—	(11)	2
Accrued expenses and other liabilities (5)	(32)	30	—	(12)	—	—	—	—	—	(14)	11
Long-term debt (5)	(862)	151	(21)	(9)	53	—	17	—	7	(664)	139
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments, derivatives designated in cash flow hedges and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized losses of $33 million and $74 million related to financial instruments still held at June 30, 2024 and 2023.
(4)Net derivative assets (liabilities) include derivative assets of $3.9 billion and $4.4 billion and derivative liabilities of $6.3 billion and $9.4 billion at June 30, 2024 and 2023.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

Bank of America 92

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at June 30, 2024 and December 31, 2023.

Quantitative Information about Level 3 Fair Value Measurements at June 30, 2024

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$418	Discounted cash flow, Market comparables	Yield	0% to 18%	9%
Trading account assets – Mortgage trading loans, MBS and ABS	149		Prepayment speed	0% to 45% CPR	9% CPR
Loans and leases	83		Default rate	0% to 5% CDR	5% CDR
AFS debt securities – Non-agency residential	133		Price	$0 to $115	$63
Other debt securities carried at fair value – Non-agency residential	53		Loss severity	0% to 74%	26%
Instruments backed by commercial real estate assets	$507	Discounted cash flow	Yield	0% to 25%	11%
Trading account assets – Corporate securities, trading loans and other	281		Price	$0 to $101	$81
Trading account assets – Mortgage trading loans, MBS and ABS	56
AFS debt securities – Commercial	170
Commercial loans, debt securities and other	$2,843	Discounted cash flow, Market comparables	Yield	5% to 41%	16%
Trading account assets – Corporate securities, trading loans and other	1,535		Prepayment speed	10% to 20%	15%
Trading account assets – Non-U.S. sovereign debt	323		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, MBS and ABS	768		Loss severity	35% to 40%	37%
AFS debt securities – Non-U.S. and other taxable securities	78		Price	$0 to $157	$70
Loans and leases	6
Loans held-for-sale	133
Other assets, primarily auction rate securities	$711	Discounted cash flow, Market comparables	Price	$10 to $95	$86
			Discount rate	11%	n/a

MSRs	$989	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 12 years	6 years
			Weighted-average life, variable rate (5)	0 to 11 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	11%
Structured liabilities
Long-term debt	$(588)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Yield	18% to 30%	22%
			Price	$33 to $100	$90
			Natural gas forward price	$1/MMBtu to $8/MMBtu	$4 /MMBtu

Net derivative assets (liabilities)
Credit derivatives	$26	Discounted cash flow, Stochastic recovery correlation model	Credit spreads	8 to 76 bps	53 bps
			Prepayment speed	15% CPR	n/a
			Default rate	2% CDR	n/a
			Credit correlation	23% to 64%	58%
			Price	$0 to $94	$87
Equity derivatives	$(1,278)	Industry standard derivative pricing (3)	Equity correlation	0% to 100%	60%
			Long-dated equity volatilities	1% to 101%	32%
Commodity derivatives	$(691)	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$1/MMBtu to $8/MMBtu	$4 /MMBtu
			Power forward price	$22 to $119	$49

Interest rate derivatives	$(423)	Industry standard derivative pricing (4)	Correlation (IR/IR)	(35)% to 70%	50%
			Correlation (FX/IR)	(25)% to 58%	28%
			Long-dated inflation rates	(1)% to 12%	0%
			Long-dated inflation volatilities	0% to 5%	2%
			Interest rate volatilities	(1)% to 2%	0%
Total net derivative assets (liabilities)	$(2,366)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type, which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 89: Trading account assets – Corporate securities, trading loans and other of $1.8 billion, Trading account assets – Non-U.S. sovereign debt of $323 million, Trading account assets – Mortgage trading loans, MBS and ABS of $973 million, AFS debt securities of $381 million, Other debt securities carried at fair value - Non-agency residential of $53 million, Other assets, including MSRs, of $1.7 billion, Loans and leases of $89 million and LHFS of $133 million.
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
Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three and six months ended June 30, 2024 and 2023.

Assets Measured at Fair Value on a Nonrecurring Basis

	June 30, 2024		Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$14	$2,686	$(49)	$(105)
Loans and leases (1)	—	71	(10)	(17)
Foreclosed properties (2, 3)	—	46	(2)	(1)
Other assets (4)	1	296	(27)	(40)

	June 30, 2023		Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Assets
Loans held-for-sale	$109	$3,671	$(18)	$(67)
Loans and leases (1)	—	95	(13)	(23)
Foreclosed properties (2, 3)	—	6	(4)	(4)
Other assets	4	30	(1)	(7)
(1)Includes $2 million and $4 million of losses on loans that were written down to a collateral value of zero during the three and six months ended June 30, 2024 compared to losses of $3 million and $5 million for the same periods in 2023.
(2)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
(3)Excludes $21 million and $46 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at June 30, 2024 and 2023.
(4)Represents the fair value of certain impaired renewable energy investments.
The table below presents information about significant unobservable inputs utilized in the Corporation's nonrecurring Level 3 fair value measurements during the six months ended June 30, 2024 and the year ended December 31, 2023.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	Six Months Ended June 30, 2024
Loans held-for-sale	$2,686	Pricing model	Implied yield	14% to 23%	n/a
Loans and leases (2)	71	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
Other assets (3)	296	Discounted cash flow	Discount rate	7%	n/a
	Year Ended December 31, 2023
Loans held-for-sale	$2,793	Pricing model	Implied yield	7% to 23%	n/a
Loans and leases (2)	153	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
Other assets (3)	898	Discounted cash flow	Discount rate	7%	n/a
(1)The weighted average is calculated based upon the fair value of the loans.
(2)Represents residential mortgages where the loan has been written down to the fair value of the underlying collateral.
(3)Represents the fair value of certain impaired renewable energy investments.
n/a = not applicable
NOTE 15 Fair Value Option
The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K. The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at June 30, 2024 and December 31, 2023, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and six months ended June 30, 2024 and 2023.

95 Bank of America

Fair Value Option Elections

	June 30, 2024			December 31, 2023
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$167,835	$167,788	$47	$133,053	$133,001	$52
Loans reported as trading account assets (1)	9,448	16,828	(7,380)	8,377	15,580	(7,203)
Trading inventory – other	17,572	n/a	n/a	25,282	n/a	n/a
Consumer and commercial loans	3,197	3,238	(41)	3,569	3,618	(49)
Loans held-for-sale (1)	1,572	2,201	(629)	2,059	2,873	(814)
Other assets	2,957	n/a	n/a	1,986	n/a	n/a
Long-term deposits	370	441	(71)	284	267	17
Federal funds purchased and securities loaned or sold under agreements to repurchase	214,719	214,761	(42)	178,609	178,634	(25)
Short-term borrowings	7,200	7,206	(6)	4,690	4,694	(4)
Unfunded loan commitments	73	n/a	n/a	67	n/a	n/a
Accrued expenses and other liabilities	2,219	2,175	44	1,341	1,347	(6)
Long-term debt	46,875	49,332	(2,457)	42,809	46,707	(3,898)
(1)A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

Gains (Losses) Related to Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended June 30
	2024			2023
(Dollars in millions)	Market making and similar activities	Other Income	Total	Market making and similar activities	Other Income	Total
Federal funds sold and securities borrowed or purchased under agreements to resell	$78	$(1)	$77	$(52)	$(6)	$(58)
Trading inventory – other (1)	(1,130)	—	(1,130)	1,237	—	1,237
Consumer and commercial loans	36	14	50	(16)	11	(5)
Loans held-for-sale (2)	—	(7)	(7)	—	(4)	(4)
Short-term borrowings	75	—	75	6	—	6
Unfunded loan commitments	—	(6)	(6)	—	44	44
Accrued expenses and other liabilities	237	—	237	61	—	61
Long-term debt (3)	58	(7)	51	416	(7)	409
Other (4)	(56)	(3)	(59)	139	4	143
Total	$(702)	$(10)	$(712)	$1,791	$42	$1,833

	Six Months Ended June 30
	2024			2023
Federal funds sold and securities borrowed or purchased under agreements to resell	$108	$(4)	$104	$(18)	$(8)	$(26)
Trading inventory – other (1)	781	—	781	2,965	—	2,965
Consumer and commercial loans	56	19	75	(139)	41	(98)
Loans held-for-sale (2)	—	(17)	(17)	—	16	16
Short-term borrowings	73	—	73	11	—	11
Unfunded loan commitments	—	(20)	(20)	—	20	20
Accrued expenses and other liabilities	398	—	398	49	—	49
Long-term debt (3)	267	(20)	247	(502)	(23)	(525)
Other (4)	(79)	(7)	(86)	203	(3)	200
Total	$1,604	$(49)	$1,555	$2,569	$43	$2,612
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
(4)    Includes gains (losses) on loans reported as trading account assets, other assets, long-term deposits, federal funds purchased and securities loaned or sold under agreements to repurchase, and asset-backed secured financings.

Bank of America 96

Gains (Losses) Related to Borrower-specific Credit Risk for Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023
Loans reported as trading account assets	$(32)	$(4)	$(64)	$36
Consumer and commercial loans	13	12	16	36
Loans held-for-sale	(2)	(2)	(1)	—
Unfunded loan commitments	(6)	44	(20)	20
Long-term debt	—	—	(3)	—
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
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at June 30, 2024 and December 31, 2023 are presented in the table below.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	June 30, 2024
Financial assets
Loans	$1,023,049	$47,914	$955,706	$1,003,620
Loans held-for-sale	7,043	4,179	2,864	7,043
Financial liabilities
Deposits (1)	1,910,491	1,911,738	—	1,911,738
Long-term debt	290,474	291,004	885	291,889
Commercial unfunded lending commitments (2)	1,178	65	3,489	3,554

	December 31, 2023
Financial assets
Loans	$1,020,281	$49,311	$949,977	$999,288
Loans held-for-sale	6,002	3,024	2,979	6,003
Financial liabilities
Deposits (1)	1,923,827	1,925,015	—	1,925,015
Long-term debt	302,204	303,070	913	303,983
Commercial unfunded lending commitments (2)	1,275	44	3,927	3,971
(1)    Includes demand deposits of $859.7 billion and $897.3 billion with no stated maturities at June 30, 2024 and December 31, 2023.
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
NOTE 17 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, Global Wealth & Investment Management, Global Banking and Global Markets, with the remaining operations recorded in All Other. For more information, see Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s
2023 Annual Report on Form 10-K. The following tables present net income (loss) and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for the three and six months ended June 30, 2024 and 2023, and total assets at June 30, 2024 and 2023 for each business segment, as well as All Other.

97 Bank of America

Results of Business Segments and All Other

At and for the three months ended June 30	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2024	2023	2024	2023	2024	2023
Net interest income	$13,862	$14,293	$8,118	$8,437	$1,693	$1,805
Noninterest income	11,675	11,039	2,088	2,087	3,881	3,437
Total revenue, net of interest expense	25,537	25,332	10,206	10,524	5,574	5,242
Provision for credit losses	1,508	1,125	1,281	1,267	7	13
Noninterest expense	16,309	16,038	5,464	5,453	4,199	3,925
Income before income taxes	7,720	8,169	3,461	3,804	1,368	1,304
Income tax expense	823	761	866	951	342	326
Net income	$6,897	$7,408	$2,595	$2,853	$1,026	$978
Period-end total assets	$3,257,996	$3,123,198	$1,033,960	$1,084,512	$324,476	$338,184

	Global Banking		Global Markets		All Other
	2024	2023	2024	2023	2024	2023
Net interest income	$3,275	$3,690	$770	$297	$6	$64
Noninterest income	2,778	2,772	4,689	4,574	(1,761)	(1,831)
Total revenue, net of interest expense	6,053	6,462	5,459	4,871	(1,755)	(1,767)
Provision for credit losses	235	9	(13)	(4)	(2)	(160)
Noninterest expense	2,899	2,819	3,486	3,349	261	492
Income (loss) before income taxes	2,919	3,634	1,986	1,526	(2,014)	(2,099)
Income tax expense (benefit)	803	981	576	420	(1,764)	(1,917)
Net income (loss)	$2,116	$2,653	$1,410	$1,106	$(250)	$(182)
Period-end total assets	$620,217	$586,397	$887,162	$851,771	$392,181	$262,334
(1)There were no material intersegment revenues.

Results of Business Segments and All Other

At and for the six months ended June 30	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2024	2023	2024	2023	2024	2023
Net interest income	$28,052	$28,875	$16,315	$17,030	$3,507	$3,681
Noninterest income	23,461	22,849	4,057	4,200	7,658	6,876
Total revenue, net of interest expense	51,513	51,724	20,372	21,230	11,165	10,557
Provision for credit losses	2,827	2,056	2,431	2,356	(6)	38
Noninterest expense	33,546	32,276	10,939	10,926	8,463	7,992
Income before income taxes	15,140	17,392	7,002	7,948	2,708	2,527
Income tax expense	1,569	1,823	1,751	1,987	677	632
Net income	$13,571	$15,569	$5,251	$5,961	$2,031	$1,895
Period-end total assets	$3,257,996	$3,123,198	$1,033,960	$1,084,512	$324,476	$338,184

	Global Banking		Global Markets		All Other
	2024	2023	2024	2023	2024	2023
Net interest income	$6,735	$7,597	$1,451	$406	$44	$161
Noninterest income	5,298	5,068	9,891	10,091	(3,443)	(3,386)
Total revenue, net of interest expense	12,033	12,665	11,342	10,497	(3,399)	(3,225)
Provision for credit losses	464	(228)	(49)	(57)	(13)	(53)
Noninterest expense	5,911	5,759	6,978	6,700	1,255	899
Income before income taxes	5,658	7,134	4,413	3,854	(4,641)	(4,071)
Income tax expense	1,556	1,926	1,280	1,060	(3,695)	(3,782)
Net income (loss)	$4,102	$5,208	$3,133	$2,794	$(946)	$(289)
Period-end total assets	$620,217	$586,397	$887,162	$851,771	$392,181	$262,334
(1) There were no material intersegment revenues.

Bank of America 98

The table below presents noninterest income and the associated components for the three and six months ended June 30, 2024 and 2023 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Three Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023	2024	2023
Fees and commissions:
Card income
Interchange fees	$1,023	$1,023	$815	$808	$(7)	$(3)
Other card income	558	523	546	533	16	15
Total card income	1,581	1,546	1,361	1,341	9	12
Service charges
Deposit-related fees	1,172	1,045	614	525	10	10
Lending-related fees	335	319	—	—	14	8
Total service charges	1,507	1,364	614	525	24	18
Investment and brokerage services
Asset management fees	3,370	2,969	45	49	3,327	2,921
Brokerage fees	950	870	33	27	380	330
Total investment and brokerage services	4,320	3,839	78	76	3,707	3,251
Investment banking fees
Underwriting income	869	657	—	—	57	40
Syndication fees	318	180	—	—	—	—
Financial advisory services	374	375	—	—	—	—
Total investment banking fees	1,561	1,212	—	—	57	40
Total fees and commissions	8,969	7,961	2,053	1,942	3,797	3,321
Market making and similar activities	3,298	3,697	6	5	38	32
Other income (loss)	(592)	(619)	29	140	46	84
Total noninterest income	$11,675	$11,039	$2,088	$2,087	$3,881	$3,437

	Global Banking		Global Markets		All Other (1)
	Three Months Ended June 30
	2024	2023	2024	2023	2024	2023
Fees and commissions:
Card income
Interchange fees	$195	$199	$20	$19	$—	$—
Other card income	3	1	—	—	(7)	(26)
Total card income	198	200	20	19	(7)	(26)
Service charges
Deposit-related fees	525	489	22	20	1	1
Lending-related fees	250	246	71	65	—	—
Total service charges	775	735	93	85	1	1
Investment and brokerage services
Asset management fees	—	—	—	—	(2)	(1)
Brokerage fees	21	14	516	499	—	—
Total investment and brokerage services	21	14	516	499	(2)	(1)
Investment banking fees
Underwriting income	345	283	517	384	(50)	(50)
Syndication fees	168	102	150	78	—	—
Financial advisory services	322	333	52	41	—	1
Total investment banking fees	835	718	719	503	(50)	(49)
Total fees and commissions	1,829	1,667	1,348	1,106	(58)	(75)
Market making and similar activities	78	69	3,218	3,409	(42)	182
Other income (loss)	871	1,036	123	59	(1,661)	(1,938)
Total noninterest income	$2,778	$2,772	$4,689	$4,574	$(1,761)	$(1,831)
(1)All Other includes eliminations of intercompany transactions.

99 Bank of America

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Six Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023	2024	2023
Fees and commissions:
Card income
Interchange fees	$1,954	$1,979	$1,547	$1,561	$(11)	$(3)
Other card income	1,090	1,036	1,086	1,054	30	27
Total card income	3,044	3,015	2,633	2,615	19	24
Service charges
Deposit-related fees	2,294	2,142	1,192	1,124	21	21
Lending-related fees	655	632	—	—	26	16
Total service charges	2,949	2,774	1,192	1,124	47	37
Investment and brokerage services
Asset management fees	6,640	5,887	100	96	6,546	5,794
Brokerage fees	1,867	1,804	56	54	761	695
Total investment and brokerage services	8,507	7,691	156	150	7,307	6,489
Investment banking fees
Underwriting income	1,770	1,226	—	—	120	79
Syndication fees	612	411	—	—	—	—
Financial advisory services	747	738	—	—	—	—
Total investment banking fees	3,129	2,375	—	—	120	79
Total fees and commissions	17,629	15,855	3,981	3,889	7,493	6,629
Market making and similar activities	7,186	8,409	11	10	72	66
Other income (loss)	(1,354)	(1,415)	65	301	93	181
Total noninterest income	$23,461	$22,849	$4,057	$4,200	$7,658	$6,876

	Global Banking		Global Markets		All Other (1)
	Six Months Ended June 30
	2024	2023	2024	2023	2024	2023
Fees and commissions:
Card income
Interchange fees	$381	$386	$37	$35	$—	$—
Other card income	5	4	—	—	(31)	(49)
Total card income	386	390	37	35	(31)	(49)
Service charges
Deposit-related fees	1,034	956	45	40	2	1
Lending-related fees	491	493	138	123	—	—
Total service charges	1,525	1,449	183	163	2	1
Investment and brokerage services
Asset management fees	—	—	—	—	(6)	(3)
Brokerage fees	39	23	1,011	1,032	—	—
Total investment and brokerage services	39	23	1,011	1,032	(6)	(3)
Investment banking fees
Underwriting income	726	512	1,027	698	(103)	(63)
Syndication fees	320	228	292	183	—	—
Financial advisory services	639	646	108	91	—	1
Total investment banking fees	1,685	1,386	1,427	972	(103)	(62)
Total fees and commissions	3,635	3,248	2,658	2,202	(138)	(113)
Market making and similar activities	146	114	7,048	7,807	(91)	412
Other income (loss)	1,517	1,706	185	82	(3,214)	(3,685)
Total noninterest income	$5,298	$5,068	$9,891	$10,091	$(3,443)	$(3,386)
(1) All other includes eliminations of intercompany transactions.

Bank of America 100

The table below presents a reconciliation of the four business segments’ total revenue, net of interest expense, on an FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet.

Business Segment Reconciliations

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in millions)	2024	2023	2024	2023
Segments’ total revenue, net of interest expense	$27,292	$27,099	$54,912	$54,949
Adjustments (1):
Asset and liability management activities	(68)	(207)	(140)	(432)
Liquidating businesses, eliminations and other	(1,687)	(1,560)	(3,259)	(2,793)
FTE basis adjustment	(160)	(135)	(318)	(269)
Consolidated revenue, net of interest expense	$25,377	$25,197	$51,195	$51,455
Segments’ total net income	7,147	7,590	14,517	15,858
Adjustments, net-of-tax (1):
Asset and liability management activities	(53)	(151)	(108)	(325)
Liquidating businesses, eliminations and other	(197)	(31)	(838)	36
Consolidated net income	$6,897	$7,408	$13,571	$15,569

			June 30
			2024	2023
Segments’ total assets			$2,865,815	$2,860,864
Adjustments (1):
Asset and liability management activities, including securities portfolio			1,261,291	1,162,755
Elimination of segment asset allocations to match liabilities			(931,120)	(963,574)
Other			62,010	63,153
Consolidated total assets			$3,257,996	$3,123,198
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

103 Bank of America

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents share repurchase activity for the three months ended June 30, 2024. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Buyback Authority Amounts (3)
April 1 - 30, 2024	46,602	$36.50	46,579	$8,542
May 1 - 31, 2024	21,949	38.75	21,804	7,697
June 1 - 30, 2024	24,188	39.54	24,155	6,742
Three months ended June 30, 2024	92,739	37.82	92,538
(1)Includes 201 thousand shares of the Corporation’s common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)In October 2021, the Corporation’s Board of Directors (Board) authorized the repurchase of up to $25 billion of common stock over time. Additionally, the Board authorized repurchases to offset shares awarded under equity-based compensation plans. In September 2023, the Board modified the October 2021 authorization, effective October 1, 2023, to include repurchases to offset shares awarded under equity-based compensation plans when determining the remaining repurchase authority. During the three months ended June 30, 2024, pursuant to the Board’s authorizations, the Corporation repurchased approximately 93 million shares, or $3.5 billion, of its common stock, including repurchases to offset shares awarded under equity-based compensation plans. For more information, see Capital Management – CCAR and Capital Planning in the MD&A on page 21 and Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.
(3)On July 24, 2024, the Board authorized a $25 billion common stock repurchase program, effective August 1, 2024, to replace the Corporation’s existing program adopted by the Board in October 2021 and subsequently modified in September 2023. The existing repurchase program will expire on August 1, 2024.

The Corporation did not have any unregistered sales of equity securities during the three months ended June 30, 2024.
Item 5. Other Information
Trading Arrangements
During the fiscal quarter ended June 30, 2024, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Corporation’s securities.
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Pursuant to Section 13(r) of the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, the Corporation is not aware of any other activity, transaction or dealing by any of its affiliates during the quarter ended June 30, 2024 that requires disclosure under Section 13(r) of the Exchange Act.
During the second quarter of 2024, Bank of America, National Association (BANA), a U.S. subsidiary of Bank of America Corporation, processed 30 authorized wire payments totaling $8,094,375 pursuant to a general license issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control regarding Afghanistan or governing institutions in Afghanistan. These payments for three BANA clients were processed to Afghan state-owned banks which are subject to Executive Order 13224. There was no measurable gross revenue or net profit to the Corporation relating to these transactions, except nominal fees received by BANA for processing payments. The Corporation may in the future engage in similar transactions for its clients to the extent permitted by U.S. law.

105 Bank of America

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended and in effect on the date hereof		10-Q	3.1	4/29/22	1-6523

3.2	Amended and Restated Bylaws of the Corporation as in effect on the date hereof	1

10.1	Bank of America Corporation Equity Plan, as amended and restated effective April 24, 2024	2	8-K	10.1	4/26/24	1-6523

22	Subsidiary Issuers of Guaranteed Securities		10-K	22	2/22/23	1-6523

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	3

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	3

101.INS	Inline XBRL Instance Document	4

101.SCH	Inline XBRL Taxonomy Extension Schema Document	1

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	1

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	1

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	1

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Bank of America Corporation Registrant

Date:	July 30, 2024	/s/ Rudolf A. Bless
Rudolf A. Bless Chief Accounting Officer

Bank of America 106