Form 10-Q
period 2024-09-30
BANK OF AMERICA CORP /DE/
filed 2024-10-29
CIK 70858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
Yes ☐ No ☑
On October 28, 2024, there were 7,672,879,599 shares of Bank of America Corporation Common Stock outstanding.

Bank of America Corporation and Subsidiaries
September 30, 2024
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
the impact of U.S. and global interest rates (including the potential for ongoing reductions in interest rates), inflation, currency exchange rates, economic conditions, trade policies and tensions, including tariffs, and potential geopolitical instability; the impact of the interest rate, inflationary, macroeconomic, banking and regulatory environment on the Corporation’s assets, business, financial condition and results of operations; the impact of adverse developments affecting the U.S. or global banking industry, including bank failures and liquidity concerns, resulting in worsening economic and market volatility, and regulatory responses thereto; the possibility that future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties, including the impact of supply chain disruptions, inflationary pressures and labor shortages on economic conditions and our business; potential losses related to the Corporation’s concentration of credit risk; the Corporation’s ability to achieve its expense targets and expectations regarding revenue, net interest income, provision for credit losses, net charge-offs, effective tax rate, loan growth or other projections; variances to the underlying assumptions and judgments used in estimating banking book net interest income sensitivity; adverse changes to the Corporation’s credit ratings from the major credit rating agencies; an inability to access capital markets or maintain deposits or borrowing costs; estimates of the fair value and other accounting values, subject to impairment assessments, of certain of the Corporation’s assets and liabilities; the estimated or actual impact of changes in accounting standards or assumptions in applying those standards; uncertainty regarding the content, timing and impact of regulatory capital and liquidity requirements; the impact of adverse changes to total loss-absorbing capacity requirements, stress capital buffer requirements and/or global systemically important bank surcharges; the potential impact of actions of the Board of Governors of the Federal Reserve System on the Corporation’s capital plans; the effect of changes in or interpretations of income tax laws and regulations; the impact of implementation and compliance with U.S. and international laws, regulations and regulatory interpretations, including, but not limited to, recovery and resolution planning requirements, Federal Deposit Insurance Corporation assessments, the Volcker Rule, fiduciary standards, derivatives regulations and potential changes to loss allocations between financial institutions and customers, including for losses incurred from the use of our products and services, including electronic payments and payment of checks, that were authorized by the customer but induced by fraud; the impact of failures or disruptions in or breaches of the Corporation’s operations or information systems, or those of third parties, including as a result of cybersecurity incidents; the risks related to the development, implementation, use and management of emerging technologies, including artificial intelligence and machine learning; the risks related to the transition and physical impacts of climate change; our ability to achieve environmental, social and governance goals and commitments or the impact of any changes in the Corporation’s sustainability strategy or commitments generally; the impact of

Bank of America 2

uncertain or changing political conditions or any future federal government shutdown and uncertainty regarding the federal government’s debt limit or changes in fiscal, monetary or regulatory policy; the emergence or continuation of widespread health emergencies or pandemics; the impact of natural disasters, extreme weather events, military conflicts (including the Russia/Ukraine conflict, the conflict in the Middle East, the possible expansion of such conflicts and potential geopolitical consequences), terrorism or other geopolitical events; and other matters.
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
Executive Summary
Business Overview
The Corporation is a Delaware corporation, a bank holding company (BHC) and a financial holding company. When used in this report, “Bank of America,” “the Corporation,” “we,” “us” and “our” may refer to Bank of America Corporation individually, Bank of America Corporation and its subsidiaries, or certain of Bank of America Corporation’s subsidiaries or affiliates. Our principal executive offices are located in Charlotte, North Carolina. Through our various bank and nonbank subsidiaries throughout the U.S. and in international markets, we provide a diversified range of banking and nonbank financial services and products through four business segments: Consumer Banking, Global Wealth & Investment Management (GWIM), Global Banking and Global Markets, with the remaining operations recorded in All Other. We operate our banking activities primarily under the Bank of America, National Association (Bank of America, N.A. or BANA) charter. At September 30, 2024, the Corporation had $3.3 trillion in assets and a headcount of approximately 213,000 employees.
As of September 30, 2024, we served clients through operations across the U.S., its territories and more than 35 countries. Our retail banking footprint covers all major markets in the U.S., and we serve approximately 69 million consumer and small business clients with approximately 3,700 retail financial centers, approximately 15,000 ATMs, and leading digital banking platforms (www.bankofamerica.com) with approximately 48 million active users, including approximately
40 million active mobile users. We offer industry-leading support to approximately four million small business households. Our GWIM businesses, with client balances of $4.2 trillion, provide tailored solutions to meet client needs through a full set of investment management, brokerage, banking, trust and retirement products. We are a global leader in corporate and investment banking and trading across a broad range of asset classes serving corporations, governments, institutions and individuals around the world.
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
Recent Developments
Capital Management
In June 2024, the Board of Governors of the Federal Reserve System (Federal Reserve) announced the results of the 2024 Comprehensive Capital Analysis and Review (CCAR) supervisory stress tests, which included preliminary stress capital buffers (SCBs) that were finalized in August 2024. Based on the results, our SCB increased to 3.2 percent from 2.5 percent, resulting in a minimum Common equity tier 1 (CET1) capital ratio requirement of 10.7 percent effective October 1, 2024. As of September 30, 2024, our CET1 capital ratio was 11.8 percent under the Standardized approach.
On July 24, 2024, the Corporation’s Board of Directors (the Board) authorized a $25 billion common stock repurchase program, effective August 1, 2024, which replaced the Corporation’s previous repurchase program. For more information, see Capital Management – CCAR and Capital Planning on page 21.
On October 16, 2024, the Board declared a quarterly common stock dividend of $0.26 per share, payable on December 27, 2024 to shareholders of record as of December 6, 2024.
For more information on our capital resources and regulatory developments, see Capital Management beginning on page 21.

3 Bank of America

Financial Highlights

Table 1	Summary Income Statement and Selected Financial Data

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions, except per share information)	2024	2023	2024	2023
Income statement
Net interest income	$13,967	$14,379	$41,701	$42,985
Noninterest income	11,378	10,788	34,839	33,637
Total revenue, net of interest expense	25,345	25,167	76,540	76,622
Provision for credit losses	1,542	1,234	4,369	3,290
Noninterest expense	16,479	15,838	50,025	48,114
Income before income taxes	7,324	8,095	22,146	25,218
Income tax expense	428	293	1,679	1,847
Net income	6,896	7,802	20,467	23,371
Preferred stock dividends	516	532	1,363	1,343
Net income applicable to common shareholders	$6,380	$7,270	$19,104	$22,028
Per common share information
Earnings	$0.82	$0.91	$2.42	$2.74
Diluted earnings	0.81	0.90	2.40	2.72
Dividends paid	0.26	0.24	0.74	0.68
Performance ratios
Return on average assets (1)	0.83%	0.99%	0.84%	1.00%
Return on average common shareholders’ equity (1)	9.44	11.24	9.59	11.63
Return on average tangible common shareholders’ equity (2)	12.76	15.47	13.02	16.09
Efficiency ratio (1)	65.02	62.93	65.36	62.79
			September 30 2024	December 31 2023
Balance sheet
Total loans and leases			$1,075,800	$1,053,732
Total assets			3,324,293	3,180,151
Total deposits			1,930,352	1,923,827
Total liabilities			3,027,781	2,888,505
Total common shareholders’ equity			271,958	263,249
Total shareholders’ equity			296,512	291,646
(1)For definitions, see Key Metrics on page 104.
(2)Return on average tangible common shareholders’ equity is a non-GAAP financial measure. For more information and a corresponding reconciliation to the most directly comparable financial measures defined by accounting principles generally accepted in the United States of America (GAAP), see Non-GAAP Reconciliations on page 49.
Net income was $6.9 billion and $20.5 billion, or $0.81 and $2.40 per diluted share, for the three and nine months ended September 30, 2024 compared to $7.8 billion and $23.4 billion, or $0.90 and $2.72 per diluted share, for the same periods in 2023. The decrease in net income was primarily due to higher noninterest expense and provision for credit losses.
Total assets increased $144.1 billion from December 31, 2023 to $3.3 trillion primarily driven by higher trading account assets and higher securities borrowed or purchased under agreements to resell to support Global Markets client activity, as well as commercial loan growth.
Total liabilities increased $139.3 billion from December 31, 2023 to $3.0 trillion primarily driven by higher securities loaned or sold under agreements to repurchase to support Global Markets client activity.
Shareholders’ equity increased $4.9 billion from December 31, 2023 to $296.5 billion primarily due to net income and market value increases on derivatives, partially offset by returns of capital to shareholders through common stock repurchases, common and preferred stock dividends, and preferred stock redemptions.
Net Interest Income
Net interest income decreased $412 million to $14.0 billion and $1.3 billion to $41.7 billion for the three and nine months ended September 30, 2024 compared to the same periods in 2023. Net interest yield on a fully taxable-equivalent (FTE) basis decreased 19 basis points (bps) to 1.92 percent and 17 bps to 1.95 percent for the same periods. The decreases were primarily driven by higher deposit costs, partially offset by higher asset yields and higher net interest income related to Global Markets activity. For more information on net interest yield and FTE basis, see Supplemental Financial Data on page 6, and for more information on interest rate risk management, see Interest Rate Risk Management for the Banking Book on page 45.

Bank of America 4

Noninterest Income

Table 2	Noninterest Income

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2024	2023	2024	2023
Fees and commissions:
Card income		$1,618	$1,520	$4,662	$4,535
Service charges		1,552	1,464	4,501	4,238
Investment and brokerage services		4,546	3,963	13,053	11,654
Investment banking fees		1,403	1,188	4,532	3,563
Total fees and commissions		9,119	8,135	26,748	23,990
Market making and similar activities		3,278	3,325	10,464	11,734
Other income		(1,019)	(672)	(2,373)	(2,087)
Total noninterest income		$11,378	$10,788	$34,839	$33,637
Noninterest income increased $590 million to $11.4 billion and $1.2 billion to $34.8 billion for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The following highlights the significant changes.
●    Service charges increased $88 million and $263 million primarily driven by higher treasury service charges.
●    Investment and brokerage services increased $583 million and $1.4 billion primarily driven by higher asset management fees due to higher average equity market valuations and positive assets under management (AUM) flows, as well as higher brokerage fees due to increased transactional volume, partially offset by the impact of lower AUM pricing.
●    Investment banking fees increased $215 million for the three-month period primarily due to higher debt issuance fees. Investment banking fees for the nine-month period increased $969 million primarily due to higher debt and equity issuance fees.
●    Market making and similar activities decreased $1.3 billion for the nine-month period primarily driven by lower trading revenue from macro products in Fixed Income, Currencies and Commodities (FICC).
●    Other income decreased $347 million and $286 million primarily driven by a charge of $189 million related to Visa’s increase in its litigation escrow account. The decrease in the nine-month period was also driven by higher partnership losses on tax credit investments and certain negative valuation adjustments, partially offset by lower losses on sales of available-for-sale debt securities.
Provision for Credit Losses
The provision for credit losses increased $308 million to $1.5 billion and $1.1 billion to $4.4 billion for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The provision for credit losses for the current-year periods was primarily driven by credit card loans and the commercial real estate office portfolio. For more information on the provision for credit losses, see Allowance for Credit Losses on page 41.
Noninterest Expense

Table 3	Noninterest Expense

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2024	2023	2024	2023
Compensation and benefits		$9,916	$9,551	$29,937	$28,870
Occupancy and equipment		1,836	1,795	5,465	5,370
Information processing and communications		1,784	1,676	5,347	5,017
Product delivery and transaction related		849	880	2,591	2,726
Marketing		504	501	1,446	1,472
Professional fees		723	545	1,925	1,609
Other general operating		867	890	3,314	3,050
Total noninterest expense		$16,479	$15,838	$50,025	$48,114
Noninterest expense increased $641 million to $16.5 billion and $1.9 billion to $50.0 billion for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The increases in both periods were primarily driven by higher revenue-related compensation and continued investments in the business, including people and technology, partially offset by lower expense related to a liquidating business activity. The increase in the nine-month period also included the additional accrual of $700 million for the Federal Deposit Insurance Corporation (FDIC) special assessment recorded in the first quarter of 2024.

5 Bank of America

Income Tax Expense

Table 4	Income Tax Expense

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2024	2023	2024	2023
Income before income taxes		$7,324	$8,095	$22,146	$25,218
Income tax expense		428	293	1,679	1,847
Effective tax rate		5.8%	3.6%	7.6%	7.3%
The effective tax rates for the three and nine months ended September 30, 2024 and 2023 were primarily driven by our recurring tax preference benefits that mainly consist of tax credits from investments in affordable housing and renewable energy. Also included in the effective tax rate for the nine months ended September 30, 2024 was the discrete benefit from the $700 million charge recorded in the first quarter for the FDIC special assessment. Absent the tax credits and discrete tax benefits, the effective tax rates would have been approximately 24 percent and 25 percent for the three months ended September 30, 2024 and 2023 and 25 percent and 26 percent for the nine months ended September 30, 2024 and 2023.
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
For information on key segment performance metrics, see Business Segment Operations on page 10.

Bank of America 6

Table 5	Selected Financial Data
						Nine Months Ended September 30
	2024 Quarters			2023 Quarters
(In millions, except per share information)	Third	Second	First	Fourth	Third	2024	2023
Income statement
Net interest income	$13,967	$13,702	$14,032	$13,946	$14,379	$41,701	$42,985
Noninterest income	11,378	11,675	11,786	8,013	10,788	34,839	33,637
Total revenue, net of interest expense	25,345	25,377	25,818	21,959	25,167	76,540	76,622
Provision for credit losses	1,542	1,508	1,319	1,104	1,234	4,369	3,290
Noninterest expense	16,479	16,309	17,237	17,731	15,838	50,025	48,114
Income before income taxes	7,324	7,560	7,262	3,124	8,095	22,146	25,218
Income tax expense	428	663	588	(20)	293	1,679	1,847
Net income	6,896	6,897	6,674	3,144	7,802	20,467	23,371
Net income applicable to common shareholders	6,380	6,582	6,142	2,838	7,270	19,104	22,028
Average common shares issued and outstanding	7,818.0	7,897.9	7,968.2	7,990.9	8,017.1	7,894.7	8,041.3
Average diluted common shares issued and outstanding	7,902.1	7,960.9	8,031.4	8,062.5	8,075.9	7,965.0	8,153.4
Performance ratios
Return on average assets (1)	0.83%	0.85%	0.83%	0.39%	0.99%	0.84%	1.00%
Four-quarter trailing return on average assets (2)	0.72	0.76	0.78	0.84	0.98	n/a	n/a
Return on average common shareholders’ equity (1)	9.44	9.98	9.35	4.33	11.24	9.59	11.63
Return on average tangible common shareholders’ equity (3)	12.76	13.57	12.73	5.92	15.47	13.02	16.09
Return on average shareholders’ equity (1)	9.30	9.45	9.18	4.32	10.86	9.31	11.10
Return on average tangible shareholders’ equity (3)	12.20	12.42	12.07	5.71	14.41	12.23	14.78
Total ending equity to total ending assets	8.92	9.02	8.97	9.17	9.10	8.92	9.10
Common equity ratio (1)	8.18	8.21	8.10	8.28	8.20	8.18	8.20
Total average equity to total average assets	8.95	8.96	9.01	8.98	9.11	8.97	8.99
Dividend payout (1)	31.70	28.66	31.11	67.42	26.39	30.46	24.78
Per common share data
Earnings	$0.82	$0.83	$0.77	$0.36	$0.91	$2.42	$2.74
Diluted earnings	0.81	0.83	0.76	0.35	0.90	2.40	2.72
Dividends paid	0.26	0.24	0.24	0.24	0.24	0.74	0.68
Book value (1)	35.37	34.39	33.71	33.34	32.65	35.37	32.65
Tangible book value (3)	26.25	25.37	24.79	24.46	23.79	26.25	23.79
Market capitalization	$305,090	$309,202	$298,312	$265,840	$216,942	$305,090	$216,942
Average balance sheet
Total loans and leases	$1,059,728	$1,051,472	$1,047,890	$1,050,705	$1,046,254
Total assets	3,296,171	3,274,988	3,247,159	3,213,159	3,128,466
Total deposits	1,920,748	1,909,925	1,907,462	1,905,011	1,876,153
Long-term debt	247,338	243,689	254,782	256,262	245,819
Common shareholders’ equity	269,001	265,290	264,114	260,221	256,578
Total shareholders’ equity	294,985	293,403	292,511	288,618	284,975
Asset quality
Allowance for credit losses (4)	$14,351	$14,342	$14,371	$14,551	$14,640
Nonperforming loans, leases and foreclosed properties (5)	5,824	5,691	6,034	5,630	4,993
Allowance for loan and lease losses as a percentage of total loans and leases outstanding (5)	1.24%	1.26%	1.26%	1.27%	1.27%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases (5)	235	242	225	243	275
Net charge-offs	$1,534	$1,533	$1,498	$1,192	$931
Annualized net charge-offs as a percentage of average loans and leases outstanding (5)	0.58%	0.59%	0.58%	0.45%	0.35%
Capital ratios at period end (6)
Common equity tier 1 capital	11.8%	11.9%	11.9%	11.8%	11.9%
Tier 1 capital	13.2	13.5	13.6	13.5	13.6
Total capital	14.9	15.1	15.2	15.2	15.4
Tier 1 leverage	6.9	7.0	7.1	7.1	7.3
Supplementary leverage ratio	5.9	6.0	6.0	6.1	6.2
Tangible equity (3)	7.0	7.0	7.0	7.1	7.0
Tangible common equity (3)	6.2	6.2	6.1	6.2	6.1
Total loss-absorbing capacity and long-term debt metrics
Total loss-absorbing capacity to risk-weighted assets	27.4%	28.2%	28.7%	29.0%	29.3%
Total loss-absorbing capacity to supplementary leverage exposure	12.2	12.5	12.8	13.0	13.3
Eligible long-term debt to risk-weighted assets	13.3	13.7	14.2	14.5	14.8
Eligible long-term debt to supplementary leverage exposure	6.0	6.0	6.3	6.5	6.7
(1)For definitions, see Key Metrics on page 104.
(2)Calculated as total net income for four consecutive quarters divided by annualized average assets for four consecutive quarters.
(3)Tangible equity ratios and tangible book value per share of common stock are non-GAAP financial measures. For more information on these ratios and corresponding reconciliations to GAAP financial measures, see Supplemental Financial Data on page 6 and Non-GAAP Reconciliations on page 49.
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
(6)For more information, including which approach is used to assess capital adequacy, see Capital Management on page 21.
n/a = not applicable

7 Bank of America

Table 6	Quarterly Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
(Dollars in millions)	Third Quarter 2024			Third Quarter 2023
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$320,781	$4,129	5.12%	$353,183	$4,613	5.18%
Time deposits placed and other short-term investments	10,031	108	4.29	8,629	113	5.20
Federal funds sold and securities borrowed or purchased under agreements to resell	323,119	5,196	6.40	287,403	4,888	6.75
Trading account assets	214,980	2,749	5.09	191,283	2,244	4.66
Debt securities	883,562	6,859	3.08	752,569	4,685	2.47
Loans and leases (2)
Residential mortgage	227,800	1,872	3.29	229,001	1,745	3.04
Home equity	25,664	418	6.48	25,661	390	6.04
Credit card	99,908	2,924	11.64	98,049	2,727	11.03
Direct/Indirect and other consumer	104,732	1,512	5.74	104,134	1,354	5.16
Total consumer	458,104	6,726	5.85	456,845	6,216	5.41
U.S. commercial	391,728	5,358	5.44	377,728	5,061	5.32
Non-U.S. commercial	125,377	2,222	7.05	123,781	2,088	6.69
Commercial real estate (3)	69,404	1,275	7.31	74,088	1,364	7.30
Commercial lease financing	15,115	201	5.30	13,812	166	4.79
Total commercial	601,624	9,056	5.99	589,409	8,679	5.84
Total loans and leases	1,059,728	15,782	5.93	1,046,254	14,895	5.65
Other earning assets	105,496	2,815	10.62	99,378	2,339	9.35
Total earning assets	2,917,697	37,638	5.14	2,738,699	33,777	4.90
Cash and due from banks	23,435			25,772
Other assets, less allowance for loan and lease losses	355,039			363,995
Total assets	$3,296,171			$3,128,466
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$943,550	$5,497	2.32%	$942,368	$4,304	1.81%
Time and savings deposits	359,631	3,473	3.84	271,425	2,149	3.14
Total U.S. interest-bearing deposits	1,303,181	8,970	2.74	1,213,793	6,453	2.11
Non-U.S. interest-bearing deposits	110,527	1,155	4.16	97,095	887	3.63
Total interest-bearing deposits	1,413,708	10,125	2.85	1,310,888	7,340	2.22
Federal funds purchased and securities loaned or sold under agreements to repurchase	383,334	6,193	6.43	294,878	5,342	7.19
Short-term borrowings and other interest-bearing liabilities	147,579	2,747	7.41	140,513	2,287	6.45
Trading account liabilities	52,973	538	4.04	48,084	510	4.21
Long-term debt	247,338	3,921	6.32	245,819	3,766	6.10
Total interest-bearing liabilities	2,244,932	23,524	4.17	2,040,182	19,245	3.75
Noninterest-bearing sources
Noninterest-bearing deposits	507,040			565,265
Other liabilities (4)	249,214			238,044
Shareholders’ equity	294,985			284,975
Total liabilities and shareholders’ equity	$3,296,171			$3,128,466
Net interest spread			0.97%			1.15%
Impact of noninterest-bearing sources			0.95			0.96
Net interest income/yield on earning assets (5)		$14,114	1.92%		$14,532	2.11%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 45.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes U.S. commercial real estate loans of $63.1 billion and $67.9 billion, and non-U.S. commercial real estate loans of $6.3 billion and $6.2 billion for the third quarter of 2024 and 2023.
(4)Includes $49.5 billion and $41.1 billion of structured notes and liabilities for the third quarter of 2024 and 2023.
(5)Net interest income includes FTE adjustments of $147 million and $153 million for the third quarter of 2024 and 2023.

Bank of America 8

Table 7	Year-to-Date Average Balances and Interest Rates - FTE Basis

	Average Balance	Interest Income/ Expense (1)	Yield/ Rate	Average Balance	Interest Income/ Expense (1)	Yield/ Rate
	Nine Months Ended September 30
(Dollars in millions)	2024			2023
Earning assets
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	$337,495	$13,158	5.21%	$305,526	$10,915	4.78%
Time deposits placed and other short-term investments	10,200	347	4.54	10,153	350	4.61
Federal funds sold and securities borrowed or purchased under agreements to resell	315,468	15,530	6.58	289,823	13,555	6.25
Trading account assets	206,609	7,773	5.02	187,481	6,375	4.54
Debt securities	859,578	19,373	3.00	791,339	14,887	2.50
Loans and leases (2)
Residential mortgage	227,705	5,499	3.22	229,010	5,133	2.99
Home equity	25,572	1,213	6.33	26,041	1,060	5.44
Credit card	99,570	8,535	11.45	94,775	7,658	10.80
Direct/Indirect and other consumer	103,934	4,339	5.58	104,896	3,814	4.86
Total consumer	456,781	19,586	5.73	454,722	17,665	5.19
U.S. commercial	385,864	15,861	5.49	377,873	14,318	5.07
Non-U.S. commercial	124,501	6,562	7.04	125,525	5,815	6.19
Commercial real estate (3)	70,906	3,871	7.29	72,927	3,811	6.99
Commercial lease financing	15,003	597	5.31	13,709	462	4.50
Total commercial	596,274	26,891	6.02	590,034	24,406	5.53
Total loans and leases	1,053,055	46,477	5.89	1,044,756	42,071	5.38
Other earning assets	106,437	8,437	10.59	98,857	6,902	9.33
Total earning assets	2,888,842	111,095	5.14	2,727,935	95,055	4.66
Cash and due from banks	23,941			26,544
Other assets, less allowance for loan and lease losses	360,073			378,936
Total assets	$3,272,856			$3,133,415
Interest-bearing liabilities
U.S. interest-bearing deposits
Demand and money market deposits	$947,112	$15,743	2.22%	$956,165	$10,659	1.49%
Time and savings deposits	344,750	9,863	3.82	233,079	4,520	2.59
Total U.S. interest-bearing deposits	1,291,862	25,606	2.65	1,189,244	15,179	1.71
Non-U.S. interest-bearing deposits	107,144	3,312	4.13	95,187	2,260	3.17
Total interest-bearing deposits	1,399,006	28,918	2.76	1,284,431	17,439	1.82
Federal funds purchased, securities loaned or sold under agreements to repurchase	368,459	18,390	6.67	291,349	14,700	6.75
Short-term borrowings and other interest-bearing liabilities	147,138	8,155	7.40	153,653	7,464	6.49
Trading account liabilities	52,876	1,624	4.10	45,675	1,486	4.35
Long-term debt	248,597	11,842	6.36	246,357	10,559	5.72
Total interest-bearing liabilities	2,216,076	68,929	4.15	2,021,465	51,648	3.41
Noninterest-bearing sources
Noninterest-bearing deposits	513,735			597,224
Other liabilities (4)	249,407			233,147
Shareholders’ equity	293,638			281,579
Total liabilities and shareholders’ equity	$3,272,856			$3,133,415
Net interest spread			0.99%			1.25%
Impact of noninterest-bearing sources			0.96			0.87
Net interest income/yield on earning assets (5)		$42,166	1.95%		$43,407	2.12%
(1)Includes the impact of interest rate risk management contracts. For more information, see Interest Rate Risk Management for the Banking Book on page 45.
(2)Nonperforming loans are included in the respective average loan balances. Income on these nonperforming loans is generally recognized on a cost recovery basis.
(3)Includes U.S. commercial real estate loans of $64.9 billion and $67.2 billion, and non-U.S. commercial real estate loans of $6.0 billion and $5.8 billion for the nine months ended September 30, 2024 and 2023.
(4)Includes $46.7 billion and $39.5 billion of structured notes and liabilities for the nine months ended September 30, 2024 and 2023.
(5)Net interest income includes FTE adjustments of $465 million and $422 million for the nine months ended September 30, 2024 and 2023.

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
Consumer Banking

	Deposits		Consumer Lending		Total Consumer Banking
	Three Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023	2024	2023	% Change
Net interest income	$5,271	$5,571	$3,007	$2,820	$8,278	$8,391	(1)%
Noninterest income:
Card income	(10)	(11)	1,412	1,336	1,402	1,325	6
Service charges	630	605	1	—	631	605	4
All other income	91	116	16	35	107	151	(29)
Total noninterest income	711	710	1,429	1,371	2,140	2,081	3
Total revenue, net of interest expense	5,982	6,281	4,436	4,191	10,418	10,472	(1)

Provision for credit losses	57	128	1,245	1,269	1,302	1,397	(7)
Noninterest expense	3,433	3,240	2,101	2,016	5,534	5,256	5
Income before income taxes	2,492	2,913	1,090	906	3,582	3,819	(6)
Income tax expense	622	729	273	226	895	955	(6)
Net income	$1,870	$2,184	$817	$680	$2,687	$2,864	(6)

Effective tax rate (1)					25.0%	25.0%

Net interest yield	2.24%	2.26%	3.86%	3.65%	3.35%	3.26%
Return on average allocated capital	54	63	11	10	25	27
Efficiency ratio	57.39	51.60	47.37	48.06	53.12	50.18

Balance Sheet
	Three Months Ended September 30
Average	2024	2023	2024	2023	2024	2023	% Change
Total loans and leases	$4,383	$4,139	$309,398	$306,622	$313,781	$310,761	1%
Total earning assets (2)	935,946	975,968	309,563	306,982	982,058	1,019,980	(4)
Total assets (2)	968,192	1,009,390	314,344	312,731	1,019,085	1,059,152	(4)
Total deposits	933,227	974,674	5,137	5,377	938,364	980,051	(4)
Allocated capital	13,700	13,700	29,550	28,300	43,250	42,000	3

(1)    Estimated at the segment level only.
(2) In segments and businesses where the total of liabilities and equity exceeds assets, we allocate assets from All Other to match the segments’ and businesses’ liabilities and allocated shareholders’ equity. As a result, total earning assets and total assets of the businesses may not equal total Consumer Banking.

Bank of America 10

	Deposits		Consumer Lending		Total Consumer Banking
	Nine Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023	2024	2023	% Change
Net interest income	$15,760	$17,120	$8,833	$8,301	$24,593	$25,421	(3)%
Noninterest income:
Card income	(30)	(31)	4,065	3,971	4,035	3,940	2
Service charges	1,821	1,727	2	2	1,823	1,729	5
All other income	288	490	51	122	339	612	(45)
Total noninterest income	2,079	2,186	4,118	4,095	6,197	6,281	(1)
Total revenue, net of interest expense	17,839	19,306	12,951	12,396	30,790	31,702	(3)

Provision for credit losses	207	414	3,526	3,339	3,733	3,753	(1)
Noninterest expense	10,196	10,082	6,277	6,100	16,473	16,182	2
Income before income taxes	7,436	8,810	3,148	2,957	10,584	11,767	(10)
Income tax expense	1,859	2,203	787	739	2,646	2,942	(10)
Net income	$5,577	$6,607	$2,361	$2,218	$7,938	$8,825	(10)

Effective tax rate (1)					25.0%	25.0%

Net interest yield	2.23%	2.29%	3.82%	3.66%	3.32%	3.26%
Return on average allocated capital	54	64	11	11	25	28
Efficiency ratio	57.16	52.23	48.47	49.21	53.50	51.05

Balance Sheet
	Nine Months Ended September 30
Average	2024	2023	2024	2023	2024	2023	% Change
Total loans and leases	$4,308	$4,113	$308,719	$302,978	$313,027	$307,091	2%
Total earning assets (2)	944,277	1,000,143	308,867	303,266	989,944	1,043,476	(5)
Total assets (2)	976,752	1,033,618	313,739	309,435	1,027,291	1,083,120	(5)
Total deposits	941,780	998,947	4,860	5,094	946,640	1,004,041	(6)
Allocated capital	13,700	13,700	29,550	28,300	43,250	42,000	3

Period end	September 30 2024	December 31 2023	September 30 2024	December 31 2023	September 30 2024	December 31 2023	% Change
Total loans and leases	$4,492	$4,218	$311,605	$310,901	$316,097	$315,119	—%
Total earning assets (2)	942,038	965,088	311,805	311,008	988,856	1,009,360	(2)
Total assets (2)	974,614	999,372	316,667	317,194	1,026,293	1,049,830	(2)
Total deposits	939,050	964,136	5,308	5,436	944,358	969,572	(3)
See page 10 for footnotes.
Consumer Banking, comprised of Deposits and Consumer Lending, offers a diversified range of credit, banking and investment products and services to consumers and small businesses. For more information about Consumer Banking, see Business Segment Operations in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
Consumer Banking Results
Three-Month Comparison
Net income for Consumer Banking decreased $177 million to $2.7 billion due to higher noninterest expense and lower revenue, partially offset by lower provision for credit losses. Net interest income decreased $113 million to $8.3 billion primarily driven by lower deposit balances, partially offset by higher loan balances. Noninterest income increased $59 million to $2.1 billion, primarily due to higher card income.
The provision for credit losses decreased $95 million to $1.3 billion primarily driven by overall improvement in consumer activities. Noninterest expense increased $278 million to $5.5 billion, primarily driven by investments in the business, including people and technology.
The return on average allocated capital was 25 percent, down from 27 percent, due to an increase in allocated capital and lower net income. For information on capital allocated to the business segments, see Business Segment Operations on page 10.

Nine-Month Comparison
Net income for Consumer Banking decreased $887 million to $7.9 billion primarily due to lower revenue and higher noninterest expense. Net interest income decreased $828 million to $24.6 billion primarily due to the same factors as described in the three-month discussion. Noninterest income decreased $84 million to $6.2 billion, primarily due to lower other income driven by the allocation of asset and liability management (ALM) results, partially offset by higher card income and service charges.
The provision for credit losses decreased $20 million to $3.7 billion, relatively unchanged from the same period a year ago. Noninterest expense increased $291 million to $16.5 billion, primarily due to the same factor as described in the three-month discussion.
The return on average allocated capital was 25 percent, down from 28 percent, primarily due to the same factors as described in the three-month discussion.
Deposits
Three-Month Comparison
Net income for Deposits decreased $315 million to $1.9 billion primarily due to lower revenue and higher noninterest expense. Net interest income decreased $300 million to $5.3 billion primarily driven by lower deposit balances. Noninterest income was $711 million, relatively unchanged from the same period a year ago.

11 Bank of America

Noninterest expense increased $193 million to $3.4 billion, primarily driven by investments in the business, including people and technology.
Average deposits decreased $41.4 billion to $933.2 billion primarily due to net outflows of $48.6 billion in money market savings and $19.8 billion in checking, partially offset by growth in time deposits of $35.6 billion.
Nine-Month Comparison
Net income for Deposits decreased $1.0 billion to $5.6 billion primarily due to lower revenue. Net interest income decreased $1.4 billion to $15.8 billion primarily due to the same factor as described in the three-month discussion. Noninterest income decreased $107 million to $2.1 billion primarily driven by the allocation of ALM results, partially offset by higher service charges.
The provision for credit losses decreased $207 million to $207 million primarily driven by lower overdraft losses from fraud activity. Noninterest expense increased $114 million to $10.2 billion primarily due to the same factor as described in the three-month discussion.
Average deposits decreased $57.2 billion to $941.8 billion primarily due to net outflows of $61.0 billion in money market savings and $26.0 billion in checking, partially offset by growth in time deposits of $39.7 billion.
The table below provides key performance indicators for Deposits. Management uses these metrics, and we believe they are useful to investors because they provide additional information to evaluate our deposit profitability and digital/mobile trends.

Key Statistics – Deposits

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Total deposit spreads (excludes noninterest costs) (1)	2.81%	2.76%	2.76%	2.66%

Period end
Consumer investment assets (in millions) (2)			$496,582	$387,467
Active digital banking users (in thousands) (3)			47,830	45,797
Active mobile banking users (in thousands) (4)			39,638	37,487
Financial centers			3,741	3,862
ATMs			14,900	15,253
(1)Includes deposits held in Consumer Lending.
(2)Includes client brokerage assets, deposit sweep balances, Bank of America, N.A. brokered CDs and AUM in Consumer Banking.
(3)Represents mobile and/or online active users over the past 90 days.
(4)Represents mobile active users over the past 90 days.
Consumer investment assets increased $109.1 billion from September 30, 2023 to $496.6 billion at September 30, 2024 driven by market performance and positive net client flows. Active mobile banking users increased approximately two million, reflecting continuing changes in our clients’ banking preferences. Since September 30, 2023, we have had a net decrease of 121 financial centers and 353 ATMs as we continue to optimize our consumer banking network.
Consumer Lending
Three-Month Comparison
Net income for Consumer Lending increased $137 million to $817 million primarily due to higher revenue, partially offset by higher noninterest expense. Net interest income increased $187 million to $3.0 billion primarily due to higher loan balances. Noninterest income increased $58 million to $1.4 billion, primarily driven by higher card income.
The provision for credit losses decreased $24 million to $1.2 billion, relatively unchanged from the same period a year ago. Noninterest expense increased $85 million to $2.1 billion, primarily driven by investments in the business, including people and technology.

Average loans increased $2.8 billion to $309.4 billion driven by increases in credit card, small business and consumer vehicle loans.
Nine-Month Comparison
Net income for Consumer Lending increased $143 million to $2.4 billion driven by higher revenue, partially offset by higher provision for credit losses and higher noninterest expense. Net interest income increased $532 million to $8.8 billion primarily due to the same factor as described in the three-month discussion. Noninterest income increased $23 million to $4.1 billion, relatively unchanged from the same period a year ago.
The provision for credit losses increased $187 million to $3.5 billion primarily driven by credit card loans. Noninterest expense increased $177 million to $6.3 billion, primarily due to the same factor as described in the three-month discussion.
Average loans increased $5.7 billion to $308.7 billion primarily driven by the same factors as described in the three-month discussion.
The following table provides key performance indicators for Consumer Lending. Management uses these metrics, and we believe they are useful to investors because they provide additional information about loan growth and profitability.

Bank of America 12

Key Statistics – Consumer Lending

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023
Total credit card (1)
Gross interest yield (2)	12.49%	12.03%	12.35%	11.85%
Risk-adjusted margin (3)	7.22	7.70	6.93	8.06
New accounts (in thousands)	970	1,062	2,919	3,386
Purchase volumes	$92,592	$91,711	$272,899	$270,358
Debit card purchase volumes	$139,352	$133,553	$412,105	$390,891
(1)Includes GWIM's credit card portfolio.
(2)Calculated as the effective annual percentage rate divided by average loans.
(3)Calculated as the difference between total revenue, net of interest expense, and net credit losses divided by average loans.
During the three months ended September 30, 2024, the total risk-adjusted margin decreased 48 bps primarily driven by higher net credit losses, partially offset by higher interest margin and higher net fee income. During the nine months ended September 30, 2024, the total risk-adjusted margin decreased 113 bps primarily driven by higher net credit losses and lower net fee income, partially offset by higher net interest margin. During the three and nine months ended September 30, 2024, total credit card purchase volumes increased $881 million and $2.5 billion, and debit card purchase volumes increased $5.8 billion and $21.2 billion, reflecting higher levels of consumer spending.

Key Statistics – Loan Production (1)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023
Consumer Banking:
First mortgage	$2,684	$2,547	$7,068	$7,392
Home equity	1,897	2,035	5,524	6,389
Total (2):
First mortgage	$5,348	$5,596	$14,519	$15,473
Home equity	2,289	2,421	6,573	7,559
(1)The loan production amounts represent the unpaid principal balance of loans and, in the case of home equity, the principal amount of the total line of credit.
(2)In addition to loan production in Consumer Banking, there is also first mortgage and home equity loan production in GWIM.
First mortgage loan originations for Consumer Banking increased $137 million during the three months ended September 30, 2024 primarily driven by increased refinancing activity due to lower interest rates. First mortgage loan originations for the total Corporation decreased $248 million during the three months ended September 30, 2024 primarily driven by lower demand in GWIM, partially offset by higher demand in Consumer Banking. During the nine months ended September 30, 2024, first mortgage loan originations for Consumer Banking and the total Corporation decreased $324 million and $954 million primarily driven by lower demand.
Home equity production in Consumer Banking and the total Corporation decreased $138 million and $132 million during the three months ended September 30, 2024 primarily driven by lower demand. During the nine months ended September 30, 2024, home equity production in Consumer Banking and the total Corporation decreased $865 million and $986 million primarily driven by lower demand.

13 Bank of America

Global Wealth & Investment Management

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Net interest income	$1,709	$1,755	(3)%	$5,216	$5,436	(4)%
Noninterest income:
Investment and brokerage services	3,874	3,396	14	11,181	9,885	13
All other income	179	170	5	530	557	(5)
Total noninterest income	4,053	3,566	14	11,711	10,442	12
Total revenue, net of interest expense	5,762	5,321	8	16,927	15,878	7

Provision for credit losses	7	(6)	n/m	1	32	(97)
Noninterest expense	4,340	3,950	10	12,803	11,942	7
Income before income taxes	1,415	1,377	3	4,123	3,904	6
Income tax expense	354	344	3	1,031	976	6
Net income	$1,061	$1,033	3	$3,092	$2,928	6

Effective tax rate	25.0%	25.0%		25.0%	25.0%

Net interest yield	2.20	2.16		2.19	2.19
Return on average allocated capital	23	22		22	21
Efficiency ratio	75.32	74.28		75.64	75.21

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2024	2023	% Change	2024	2023	% Change
Total loans and leases	$225,355	$218,569	3%	$222,260	$219,530	1%
Total earning assets	309,231	322,032	(4)	318,026	331,738	(4)
Total assets	322,924	335,124	(4)	331,635	344,709	(4)
Total deposits	279,999	291,770	(4)	288,319	300,308	(4)
Allocated capital	18,500	18,500	—	18,500	18,500	—

Period end				September 30 2024	December 31 2023	% Change
Total loans and leases				$227,318	$219,657	3%
Total earning assets				314,594	330,653	(5)
Total assets				328,831	344,626	(5)
Total deposits				283,432	299,657	(5)
n/m = not meaningful
GWIM consists of two primary businesses: Merrill Wealth Management and Bank of America Private Bank. For additional information on GWIM, see Business Segment Operations in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
Three-Month Comparison
Net income for GWIM increased $28 million to $1.1 billion primarily due to higher revenue, largely offset by higher noninterest expense. The operating margin was 25 percent compared to 26 percent a year ago.
Net interest income decreased $46 million to $1.7 billion, relatively unchanged from the same period a year ago.
Noninterest income, which primarily includes investment and brokerage services income, increased $487 million to $4.1 billion. The increase was primarily driven by higher asset management fees due to higher average equity market valuations and positive AUM flows, as well as higher brokerage fees due to increased transactional volume, partially offset by the impact of lower AUM pricing.
Noninterest expense increased $390 million to $4.3 billion primarily due to higher revenue-related incentives.
The return on average allocated capital was 23 percent, up from 22 percent, due to higher net income. For information on capital allocated to the business segments, see Business Segment Operations on page 10.
Average loans increased $6.8 billion to $225.4 billion primarily driven by custom lending and residential mortgage. Average deposits decreased $11.8 billion to $280.0 billion primarily driven by clients moving deposits to higher yielding investment cash alternatives, including offerings on our investment and brokerage platforms.
Merrill Wealth Management revenue of $4.8 billion increased nine percent primarily driven by higher asset management fees due to the impact of higher average equity market valuations and positive AUM flows, as well as higher brokerage fees due to increased transactional volume.
Bank of America Private Bank revenue of $973 million increased five percent primarily driven by higher asset management fees due to the impact of higher average equity market valuations and the impact of positive AUM flows.
Nine-Month Comparison
Net income for GWIM increased $164 million to $3.1 billion primarily due to higher revenue, partially offset by higher noninterest expense. The operating margin was 24 percent compared to 25 percent a year ago.
Net interest income decreased $220 million to $5.2 billion primarily due to lower average deposit balances.
Noninterest income, which primarily includes investment and brokerage services income, increased $1.3 billion to $11.7 billion due to the same factors as described in the three-month discussion.

Bank of America 14

Noninterest expense increased $861 million to $12.8 billion due to the same factor as described in the three-month discussion.
The return on average allocated capital was 22 percent, up from 21 percent, due to the same factor as described in the three-month discussion.
Average loans increased $2.7 billion to $222.3 billion primarily due to the same factors as described in the three-month discussion. Average deposits decreased $12.0 billion to
$288.3 billion due to the same factors as described in the three-month discussion.
Merrill Wealth Management revenue of $14.1 billion increased seven percent primarily driven by the same factors as described in the three-month discussion.
Bank of America Private Bank revenue of $2.9 billion increased five percent primarily driven by the same factors as described in the three-month discussion.

Key Indicators and Metrics

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023
Revenue by Business
Merrill Wealth Management	$4,789	$4,398	$14,059	$13,135
Bank of America Private Bank	973	923	2,868	2,743
Total revenue, net of interest expense	$5,762	$5,321	$16,927	$15,878

Client Balances by Business, at period end
Merrill Wealth Management			$3,527,319	$2,978,229
Bank of America Private Bank			666,622	572,624
Total client balances			$4,193,941	$3,550,853

Client Balances by Type, at period end
Assets under management			$1,861,124	$1,496,601
Brokerage and other assets			1,856,806	1,578,123
Deposits			283,432	290,732
Loans and leases (1)			230,062	221,684
Less: Managed deposits in assets under management			(37,483)	(36,287)
Total client balances			$4,193,941	$3,550,853

Assets Under Management Rollforward
Assets under management, beginning of period	$1,758,875	$1,531,042	$1,617,740	$1,401,474
Net client flows	21,289	14,226	56,734	43,784
Market valuation/other	80,960	(48,667)	186,650	51,343
Total assets under management, end of period	$1,861,124	$1,496,601	$1,861,124	$1,496,601
(1)Includes margin receivables, which are classified in customer and other receivables on the Consolidated Balance Sheet.
Client Balances
Client balances increased $643.1 billion, or 18 percent, to $4.2 trillion at September 30, 2024 compared to September 30, 2023. The increase in client balances was primarily due to the impact of higher market valuations and positive net client flows.

15 Bank of America

Global Banking

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Net interest income	$3,230	$3,613	(11)%	$9,965	$11,210	(11)%
Noninterest income:
Service charges	802	754	6	2,327	2,203	6
Investment banking fees	783	743	5	2,468	2,129	16
All other income	1,019	1,093	(7)	3,107	3,326	(7)
Total noninterest income	2,604	2,590	1	7,902	7,658	3
Total revenue, net of interest expense	5,834	6,203	(6)	17,867	18,868	(5)

Provision for credit losses	229	(119)	n/m	693	(347)	n/m
Noninterest expense	2,991	2,804	7	8,902	8,563	4
Income before income taxes	2,614	3,518	(26)	8,272	10,652	(22)
Income tax expense	719	950	(24)	2,275	2,876	(21)
Net income	$1,895	$2,568	(26)	$5,997	$7,776	(23)

Effective tax rate	27.5%	27.0%		27.5%	27.0%

Net interest yield	2.22	2.68		2.36	2.84
Return on average allocated capital	15	21		16	21
Efficiency ratio	51.27	45.22		49.82	45.38

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2024	2023	% Change	2024	2023	% Change
Total loans and leases	$371,216	$376,214	(1)%	$372,516	$380,076	(2)%
Total earning assets	578,988	534,153	8	563,649	528,205	7
Total assets	647,541	601,378	8	631,659	595,329	6
Total deposits	549,629	504,432	9	533,620	498,224	7
Allocated capital	49,250	49,250	—	49,250	49,250	—

Period end				September 30 2024	December 31 2023	% Change
Total loans and leases				$375,159	$373,891	—%
Total earning assets				583,742	552,453	6
Total assets				650,936	621,751	5
Total deposits				556,953	527,060	6
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
Three-Month Comparison
Net income for Global Banking decreased $673 million to $1.9 billion driven by lower revenue, higher provision for credit losses and higher noninterest expense.
Net interest income decreased $383 million to $3.2 billion primarily due to the impact of interest rates, partially offset by the benefit of higher average deposit balances.
Noninterest income was $2.6 billion, relatively unchanged from the same period a year ago.
The provision for credit losses increased $348 million to $229 million primarily driven by the commercial and industrial portfolio, as well as the commercial real estate office portfolio.
Noninterest expense increased $187 million to $3.0 billion due to continued investments in the business, including people and technology.
The return on average allocated capital was 15 percent, down from 21 percent, due to lower net income. For information on capital allocated to the business segments, see Business Segment Operations on page 10.
Nine-Month Comparison
Net income for Global Banking decreased $1.8 billion to $6.0 billion driven by higher provision for credit losses, lower revenue and higher noninterest expense.
Net interest income decreased $1.2 billion to $10.0 billion primarily due to the same factors as described in the three-month discussion.
Noninterest income increased $244 million to $7.9 billion due to higher investment banking fees and treasury service charges, partially offset by lower leasing-related revenue.
The provision for credit losses increased $1.0 billion to $693 million primarily driven by the commercial real estate office portfolio compared to a benefit in the prior year due to certain improved macroeconomic conditions.
Noninterest expense increased $339 million to $8.9 billion primarily due to continued investment in the business, including people and technology, and higher regulatory costs.
The return on average allocated capital was 16 percent, down from 21 percent, due to lower net income.

Bank of America 16

Global Corporate, Global Commercial and Business Banking
The following table and discussion present a summary of the results, which exclude certain investment banking and other activities in Global Banking.

Global Corporate, Global Commercial and Business Banking

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Three Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Revenue
Business Lending	$1,102	$1,300	$1,246	$1,262	$57	$61	$2,405	$2,623
Global Transaction Services	1,243	1,392	968	998	369	379	2,580	2,769
Total revenue, net of interest expense	$2,345	$2,692	$2,214	$2,260	$426	$440	$4,985	$5,392

Balance Sheet
Average
Total loans and leases	$162,053	$169,384	$196,681	$194,604	$12,373	$12,071	$371,107	$376,059
Total deposits	301,070	272,007	195,475	182,040	53,084	50,381	549,629	504,428

	Global Corporate Banking		Global Commercial Banking		Business Banking		Total
	Nine Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Revenue
Business Lending	$3,427	$3,693	$3,773	$3,765	$174	$191	$7,374	$7,649
Global Transaction Services	3,839	4,424	2,876	3,172	1,092	1,161	7,807	8,757
Total revenue, net of interest expense	$7,266	$8,117	$6,649	$6,937	$1,266	$1,352	$15,181	$16,406

Balance Sheet

Average
Total loans and leases	$163,122	$172,964	$196,953	$194,496	$12,315	$12,397	$372,390	$379,857
Total deposits	292,967	266,425	189,415	180,850	51,238	50,951	533,620	498,226

Period end
Total loans and leases	$165,142	$166,974	$197,583	$194,318	$12,333	$11,932	$375,058	$373,224
Total deposits	305,000	266,481	198,482	179,914	53,471	48,537	556,953	494,932
Business Lending revenue decreased $218 million for the three months ended September 30, 2024 compared to the same period a year ago primarily driven by the impact of interest rates and lower leasing-related revenue. Business lending revenue decreased $275 million for the nine months ended September 30, 2024 compared to the same period a year ago primarily driven by same factors as described in the three-month discussion.
Global Transaction Services revenue decreased $189 million for the three months ended September 30, 2024 primarily driven by the impact of interest rates, partially offset by the benefit of higher average deposit balances and treasury service charges. Global Transaction Services revenue decreased $950 million for the nine months ended September 30, 2024 primarily driven by the same factors as described in the three-month discussion.
Average loans and leases of $371.1 billion decreased one percent for the three months ended September 30, 2024, and average loans and leases of $372.4 billion decreased two percent for the nine months ended September 30, 2024 due to lower client demand.
Average deposits of $549.6 billion increased nine percent for the three months ended September 30, 2024, and average deposits of $533.6 billion increased seven percent for the nine months ended September 30, 2024 due to growth in both domestic and international balances.
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

17 Bank of America

Investment Banking Fees

	Global Banking		Total Corporation		Global Banking		Total Corporation
	Three Months Ended September 30				Nine Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Products
Advisory	$351	$396	$387	$448	$990	$1,042	$1,134	$1,186
Debt issuance	332	255	780	570	1,078	808	2,545	1,814
Equity issuance	100	92	270	232	400	279	990	687
Gross investment banking fees	783	743	1,437	1,250	2,468	2,129	4,669	3,687
Self-led deals	(6)	(19)	(34)	(62)	(24)	(39)	(137)	(124)
Total investment banking fees	$777	$724	$1,403	$1,188	$2,444	$2,090	$4,532	$3,563
Total Corporation investment banking fees, which exclude self-led deals and are primarily included within Global Banking and Global Markets, were $1.4 billion and $4.5 billion for the three and nine months ended September 30, 2024. The three-month period increased 18 percent compared to the same period in 2023 primarily due to higher debt issuance fees. The nine-month period increased 27 percent compared to the same period in 2023 primarily due to higher debt and equity issuance fees.
Global Markets

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Net interest income	$898	$674	33%	$2,349	$1,080	118%
Noninterest income:
Investment and brokerage services	562	475	18	1,573	1,507	4
Investment banking fees	589	463	27	2,016	1,435	40
Market making and similar activities	3,349	3,195	5	10,397	11,002	(5)
All other income	232	135	72	637	415	53
Total noninterest income	4,732	4,268	11	14,623	14,359	2
Total revenue, net of interest expense	5,630	4,942	14	16,972	15,439	10

Provision for credit losses	7	(14)	n/m	(42)	(71)	n/m
Noninterest expense	3,443	3,235	6	10,421	9,935	5
Income before income taxes	2,180	1,721	27	6,593	5,575	18
Income tax expense	632	473	34	1,912	1,533	25
Net income	$1,548	$1,248	24	$4,681	$4,042	16

Effective tax rate	29.0%	27.5%		29.0%	27.5%

Return on average allocated capital	14	11		14	12
Efficiency ratio	61.17	65.47		61.40	64.35

Balance Sheet	Three Months Ended September 30			Nine Months Ended September 30
Average	2024	2023	% Change	2024	2023	% Change
Trading-related assets:
Trading account securities	$325,236	$307,990	6%	$323,223	$321,607	1%
Reverse repurchases	150,751	135,401	11	141,611	133,912	6
Securities borrowed	133,588	119,936	11	136,040	118,912	14
Derivative assets	36,032	46,417	(22)	37,551	44,477	(16)
Total trading-related assets	645,607	609,744	6	638,425	618,908	3
Total loans and leases	140,806	131,298	7	136,572	128,317	6
Total earning assets	728,186	655,971	11	709,208	647,386	10
Total assets	924,093	863,653	7	909,386	870,366	4
Total deposits	34,952	31,890	10	33,167	33,725	(2)
Allocated capital	45,500	45,500	—	45,500	45,500	—

Period end				September 30 2024	December 31 2023	% Change
Total trading-related assets				$653,798	$542,544	21%
Total loans and leases				148,447	136,223	9
Total earning assets				742,221	637,955	16
Total assets				958,227	817,588	17
Total deposits				35,142	34,833	1
n/m = not meaningful

Bank of America 18

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
Three-Month Comparison
Net income for Global Markets increased $300 million to $1.5 billion for the three months ended September 30, 2024 compared to the same period in 2023. Net DVA losses totaled $8 million compared to $16 million in 2023. Excluding net DVA, net income increased $294 million to $1.6 billion. These increases were primarily driven by higher revenue, partially offset by higher noninterest expense.
Revenue increased $688 million to $5.6 billion primarily due to higher sales and trading revenue and investment banking fees. Sales and trading revenue increased $525 million, and excluding net DVA, increased $517 million. These increases were driven by higher revenue in both Equities and FICC.
Noninterest expense increased $208 million to $3.4 billion, primarily driven by revenue-related expenses and continued investments in the business, including technology.
Average total assets increased $60.4 billion to $924.1 billion for the three months ended September 30, 2024 compared to the same period in 2023 driven by increased securities financing activity, higher levels of inventory and loan growth.
The return on average allocated capital was 14 percent, up from 11 percent in the same period a year ago, reflecting higher net income. For information on capital allocated to the business segments, see Business Segment Operations on page 10.
Nine-Month Comparison
Net income for Global Markets increased $639 million to $4.7 billion for the nine months ended September 30, 2024 compared to the same period in 2023. Net DVA losses were $94 million compared to $104 million in 2023. Excluding net DVA, net income increased $631 million to $4.8 billion. These increases were primarily driven by higher revenue, partially offset by higher noninterest expense.
Revenue increased $1.5 billion to $17.0 billion primarily due to the same factors as described in the three-month discussion. Sales and trading revenue increased $944 million, and excluding net DVA, sales and trading revenue increased $934 million. These increases were driven by the same factors as described in the three-month discussion.
Noninterest expense increased $486 million to $10.4 billion, driven by the same factors as described in the three-month discussion.
Average total assets increased $39.0 billion to $909.4 billion, and period-end total assets increased $140.6 billion from December 31, 2023 to $958.2 billion. The increases were driven by the same factors as described in the three-month discussion.
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

Sales and Trading Revenue (1, 2, 3)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023
Sales and trading revenue (2)
Fixed-income, currencies and commodities	$2,934	$2,710	$8,907	$8,817
Equities	1,996	1,695	5,794	4,940
Total sales and trading revenue	$4,930	$4,405	$14,701	$13,757

Sales and trading revenue, excluding net DVA (4)
Fixed-income, currencies and commodities	$2,942	$2,723	$8,986	$8,916
Equities	1,996	1,698	5,809	4,945
Total sales and trading revenue, excluding net DVA	$4,938	$4,421	$14,795	$13,861
(1)For more information on sales and trading revenue, see Note 3 – Derivatives to the Consolidated Financial Statements.
(2)Includes FTE adjustments of $262 million and $553 million for the three and nine months ended September 30, 2024 compared to $109 million and $285 million for the same periods in 2023.
(3)Includes Global Banking sales and trading revenue of $165 million and $495 million for the three and nine months ended September 30, 2024 compared to $133 million and $464 million for the same periods in 2023.
(4)FICC and Equities sales and trading revenue, excluding net DVA, is a non-GAAP financial measure. FICC net DVA gains (losses) were $(8) million and $(79) million for the three and nine months ended September 30, 2024 compared to $(13) million and $(99) million for the same periods in 2023. Equities net DVA gains (losses) were $0 and $(15) million for the three and nine months ended September 30, 2024 compared to $(3) million and $(5) million for the same periods in 2023.

19 Bank of America

Three-Month Comparison
Including and excluding net DVA, FICC revenue increased $224 million and $219 million for the three months ended September 30, 2024 compared to the same period in 2023. The increases were driven by improved client activity and trading performance in foreign exchange and interest rate products. Including and excluding net DVA, Equities revenue increased $301 million and $298 million driven by strong client activity and trading performance in cash and derivatives.
Nine-Month Comparison
Including and excluding net DVA, FICC revenue increased $90 million and $70 million for the nine months ended September 30, 2024 compared to the same period in 2023 driven by improved trading in mortgages, partially offset by a weaker trading environment for interest rate products. Including and excluding net DVA, Equities revenue increased $854 million and $864 million driven by the same factors as described in the three-month discussion.
All Other

	Three Months Ended September 30			Nine Months Ended September 30
(Dollars in millions)	2024	2023	% Change	2024	2023	% Change
Net interest income	$(1)	$99	(101)%	$43	$260	(83)%
Noninterest income (loss)	(2,151)	(1,717)	25	(5,594)	(5,103)	10
Total revenue, net of interest expense	(2,152)	(1,618)	33	(5,551)	(4,843)	15

Provision for credit losses	(3)	(24)	(88)	(16)	(77)	(79)
Noninterest expense	171	593	(71)	1,426	1,492	(4)
Loss before income taxes	(2,320)	(2,187)	6	(6,961)	(6,258)	11
Income tax benefit	(2,025)	(2,276)	(11)	(5,720)	(6,058)	(6)
Net loss	$(295)	$89	n/m	$(1,241)	$(200)	n/m

Balance Sheet
	Three Months Ended September 30			Nine Months Ended September 30
Average	2024	2023	% Change	2024	2023	% Change
Total loans and leases	$8,570	$9,412	(9)%	$8,680	$9,742	(11)%
Total assets (1)	382,528	269,159	42	372,885	239,891	55
Total deposits	117,804	68,010	73	110,995	45,357	145

Period end				September 30 2024	December 31 2023	% Change
Total loans and leases				$8,779	$8,842	(1)%
Total assets (1)				360,006	346,356	4
Total deposits				110,467	92,705	19
(1)In segments where the total of liabilities and equity exceeds assets, which are generally deposit-taking segments, we allocate assets from All Other to those segments to match liabilities (i.e., deposits) and allocated shareholders’ equity. Average allocated assets were $944.4 billion and $948.0 billion for the three and nine months ended September 30, 2024 compared to $955.7 billion and $981.8 billion for the same periods in 2023, and period-end allocated assets were $953.6 billion and $972.9 billion at September 30, 2024 and December 31, 2023.
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
Three-Month Comparison
Results for All Other decreased $384 million to a net loss of $295 million compared to net income of $89 million for the same period a year ago, reflecting lower revenue and income tax benefit, partially offset by lower noninterest expense.
Revenue decreased $534 million to a net loss of $2.2 billion primarily due to a charge of $189 million related to Visa’s increase in its litigation escrow account and certain negative valuation adjustments.
Noninterest expense decreased $422 million to $171 million primarily due to lower expenses related to a liquidating business activity and lower technology expenses.

The income tax benefit decreased $251 million to $2.0 billion due to lower tax preference benefits primarily related to tax credit investment activity. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking and Global Markets.
Nine-Month Comparison
The net loss in All Other increased $1.0 billion to $1.2 billion primarily due to lower revenue and income tax benefit.
Revenue decreased $708 million to a net loss of $5.6 billion primarily due to the same factors as described in the three-month discussion and higher partnership losses on tax credit investments.
The income tax benefit decreased $338 million to $5.7 billion primarily due the same factor as described in the three-month discussion. Both periods included income tax benefit adjustments to eliminate the FTE treatment of certain tax credits recorded in Global Banking and Global Markets.

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
CCAR and Capital Planning
The Federal Reserve requires BHCs to submit a capital plan and planned capital actions on an annual basis, consistent with the rules governing capital planning and the SCB requirement, which include supervisory stress testing by the Federal Reserve. Based on the results of our 2024 CCAR stress test, our SCB increased to 3.2 percent from 2.5 percent, resulting in a CET1 minimum requirement of 10.7 percent. The new SCB is effective from October 1, 2024 through September 30, 2025.
In October 2021, the Board authorized the repurchase of up to $25 billion of common stock over time. This authorization was modified in September 2023 to include common stock repurchases to offset shares awarded under the Corporation’s equity-based compensation plans when determining the remaining repurchase authority. On July 24, 2024, the Board authorized a $25 billion common stock repurchase program, effective August 1, 2024, which replaced the Corporation’s previous program that expired on August 1, 2024.

Pursuant to Board authorizations, during the three months ended September 30, 2024, we repurchased $3.5 billion of common stock. For more information, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds on page 106 and Capital Management – CCAR and Capital Planning in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
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
Regulatory Capital
As a BHC, we are subject to regulatory capital rules, including Basel 3, issued by U.S. banking regulators. The Corporation's depository institution subsidiaries are also subject to the Prompt Corrective Action (PCA) framework. The Corporation and its primary affiliated banking entity, BANA, are Advanced approaches institutions under Basel 3 and are required to report regulatory risk-based capital ratios and risk-weighted assets (RWA) under both the Standardized and Advanced approaches. The lower of the capital ratios under Standardized or Advanced approaches compared to their respective regulatory capital ratio requirements is used to assess capital adequacy, including under the PCA framework. As of September 30, 2024, the CET1 capital, Tier 1 capital and Total capital ratios under the Standardized approach were the binding ratios.
Minimum Capital Requirements
In order to avoid restrictions on capital distributions and discretionary bonus payments to executive officers, the Corporation must meet risk-based capital ratio requirements that include a capital conservation buffer of 2.5 percent (under the Advanced approaches only), an SCB (under the Standardized approach only), plus any applicable countercyclical capital buffer and a global systemically important bank (G-SIB) surcharge. The buffers and surcharge must be comprised solely of CET1 capital. For the period from January 1, 2024 through September 30, 2024, the Corporation's minimum CET1 capital ratio requirements were 10.0 percent under both the Standardized approach and the Advanced approaches.
The Corporation is required to calculate its G-SIB surcharge on an annual basis under two methods and is subject to the higher of the resulting two surcharges. Method 1 is consistent with the approach prescribed by the Basel Committee’s assessment methodology and is calculated using specified indicators of systemic importance. Method 2 modifies the Method 1 approach by, among other factors, including a measure of the Corporation’s reliance on short-term wholesale funding. Effective January 1, 2024, the Corporation’s G-SIB surcharge, which is higher under Method 2, increased 50 bps, resulting in an increase in our minimum CET1 capital ratio requirement under the Standardized approach and the Advanced approaches to 10.0 percent from 9.5 percent. At September 30, 2024, the Corporation’s CET1 capital ratio of 11.8 percent under the Standardized approach exceeded its CET1 capital ratio requirement.

21 Bank of America

The Corporation is also required to maintain a minimum supplementary leverage ratio (SLR) of 3.0 percent plus a leverage buffer of 2.0 percent in order to avoid certain restrictions on capital distributions and discretionary bonus payments to executive officers. At September 30, 2024, our insured depository institution subsidiaries exceeded their requirement to maintain a minimum 6.0 percent SLR to be considered well capitalized under the PCA framework.
Capital Composition and Ratios
Table 8 presents Bank of America Corporation’s capital ratios and related information in accordance with Basel 3 Standardized and Advanced approaches as measured at September 30, 2024 and December 31, 2023. For the periods presented herein, the Corporation met the definition of well capitalized under current regulatory requirements.

Table 8	Bank of America Corporation Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	September 30, 2024
Risk-based capital metrics:
Common equity tier 1 capital	$199,805	$199,805
Tier 1 capital	222,942	222,942
Total capital (3)	252,381	241,794
Risk-weighted assets (in billions)	1,689	1,482
Common equity tier 1 capital ratio	11.8%	13.5%	10.0%
Tier 1 capital ratio	13.2	15.0	11.5
Total capital ratio	14.9	16.3	13.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,218	$3,218
Tier 1 leverage ratio	6.9%	6.9%	4.0

Supplementary leverage exposure (in billions)		$3,788
Supplementary leverage ratio		5.9%	5.0

	December 31, 2023
Risk-based capital metrics:
Common equity tier 1 capital	$194,928	$194,928
Tier 1 capital	223,323	223,323
Total capital (3)	251,399	241,449
Risk-weighted assets (in billions)	1,651	1,459
Common equity tier 1 capital ratio	11.8%	13.4%	9.5%
Tier 1 capital ratio	13.5	15.3	11.0
Total capital ratio	15.2	16.6	13.0

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$3,135	$3,135
Tier 1 leverage ratio	7.1%	7.1%	4.0

Supplementary leverage exposure (in billions)		$3,676
Supplementary leverage ratio		6.1%	5.0
(1)Capital ratios as of September 30, 2024 and December 31, 2023 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the current expected credit losses (CECL) accounting standard on January 1, 2020.
(2)The CET1 capital regulatory minimum is the sum of the CET1 capital ratio minimum of 4.5 percent, our G-SIB surcharge of 3.0 percent at September 30, 2024 and 2.5 percent at December 31, 2023, and our capital conservation buffer (under the Advanced approaches) or SCB (under the Standardized approach) of 2.5 percent, as applicable. The countercyclical capital buffer was zero for both periods. The SLR regulatory minimum includes a leverage buffer of 2.0 percent.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.

At September 30, 2024, CET1 capital was $199.8 billion, an increase of $4.9 billion from December 31, 2023, primarily due to earnings, partially offset by capital distributions. Tier 1 capital decreased $381 million primarily driven by preferred stock redemptions, partially offset by the increase in CET1 capital. Total capital under the Standardized approach increased $982 million primarily due to an increase in subordinated debt and adjusted allowance for credit losses included in Tier 2 capital, partially offset by the decrease in Tier 1 capital. RWA under the Standardized approach, which yielded the lower CET1 capital ratio at September 30, 2024, increased $37.5 billion during 2024 to $1,689 billion primarily driven by client activity in Global Markets and lending activity in GWIM and Global Banking. Supplementary leverage exposure at September 30, 2024 increased $111.3 billion primarily driven by increased activity in Global Markets and ALM activities in All Other.

Bank of America 22

Table 9 shows the capital composition at September 30, 2024 and December 31, 2023.

Table 9	Capital Composition under Basel 3

(Dollars in millions)		September 30 2024	December 31 2023
Total common shareholders’ equity		$271,958	$263,249
CECL transitional amount (1)		627	1,254
Goodwill, net of related deferred tax liabilities		(68,648)	(68,648)
Deferred tax assets arising from net operating loss and tax credit carryforwards		(8,188)	(7,912)
Intangibles, other than mortgage servicing rights, net of related deferred tax liabilities		(1,453)	(1,496)
Defined benefit pension plan net assets		(801)	(764)
Cumulative unrealized net (gain) loss related to changes in fair value of financial liabilities attributable to own creditworthiness, net-of-tax		1,509	1,342
Accumulated net (gain) loss on certain cash flow hedges (2)		4,926	8,025
Other		(125)	(122)
Common equity tier 1 capital		199,805	194,928
Qualifying preferred stock, net of issuance cost		23,158	28,396
Other		(21)	(1)
Tier 1 capital		222,942	223,323
Tier 2 capital instruments		16,201	15,340
Qualifying allowance for credit losses (3)		13,575	12,920
Other		(337)	(184)
Total capital under the Standardized approach		252,381	251,399
Adjustment in qualifying allowance for credit losses under the Advanced approaches (3)		(10,587)	(9,950)
Total capital under the Advanced approaches		$241,794	$241,449
(1)September 30, 2024 and December 31, 2023 include 25 percent and 50 percent of the CECL transition provision’s impact as of December 31, 2021.
(2)Includes amounts in accumulated other comprehensive income (OCI) related to the hedging of items that are not recognized at fair value on the Consolidated Balance Sheet.
(3)Includes the impact of transition provisions related to the CECL accounting standard.
Table 10 shows the components of RWA as measured under Basel 3 at September 30, 2024 and December 31, 2023.

Table 10	Risk-weighted Assets under Basel 3

		Standardized Approach	Advanced Approaches	Standardized Approach	Advanced Approaches
(Dollars in billions)		September 30, 2024		December 31, 2023
Credit risk		$1,616	$1,005	$1,580	$983
Market risk		73	73	71	71
Operational risk		n/a	359	n/a	361
Risks related to credit valuation adjustments		n/a	45	n/a	44
Total risk-weighted assets		$1,689	$1,482	$1,651	$1,459
n/a = not applicable

23 Bank of America

Bank of America, N.A. Regulatory Capital
Table 11 presents regulatory capital information for BANA in accordance with Basel 3 Standardized and Advanced approaches as measured at September 30, 2024 and December 31, 2023. BANA met the definition of well capitalized under the PCA framework for both periods.

Table 11	Bank of America, N.A. Regulatory Capital under Basel 3

	Standardized Approach (1)	Advanced Approaches (1)	Regulatory Minimum (2)
(Dollars in millions, except as noted)	September 30, 2024
Risk-based capital metrics:
Common equity tier 1 capital	$191,412	$191,412
Tier 1 capital	191,412	191,412
Total capital (3)	206,410	196,057
Risk-weighted assets (in billions)	1,428	1,137
Common equity tier 1 capital ratio	13.4%	16.8%	7.0%
Tier 1 capital ratio	13.4	16.8	8.5
Total capital ratio	14.5	17.2	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,507	$2,507
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$2,974
Supplementary leverage ratio		6.4%	6.0

	December 31, 2023
Risk-based capital metrics:
Common equity tier 1 capital	$187,621	$187,621
Tier 1 capital	187,621	187,621
Total capital (3)	201,932	192,175
Risk-weighted assets (in billions)	1,395	1,114
Common equity tier 1 capital ratio	13.5%	16.8%	7.0%
Tier 1 capital ratio	13.5	16.8	8.5
Total capital ratio	14.5	17.2	10.5

Leverage-based metrics:
Adjusted quarterly average assets (in billions) (4)	$2,471	$2,471
Tier 1 leverage ratio	7.6%	7.6%	5.0

Supplementary leverage exposure (in billions)		$2,910
Supplementary leverage ratio		6.4%	6.0
(1)Capital ratios as of September 30, 2024 and December 31, 2023 are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
(2)Risk-based capital regulatory minimums at both September 30, 2024 and December 31, 2023 are the minimum ratios under Basel 3 including a capital conservation buffer of 2.5 percent. The regulatory minimums for the leverage ratios as of both period ends are the percent required to be considered well capitalized under the PCA framework.
(3)Total capital under the Advanced approaches differs from the Standardized approach due to differences in the amount permitted in Tier 2 capital related to the qualifying allowance for credit losses.
(4)Reflects total average assets adjusted for certain Tier 1 capital deductions.
Total Loss-Absorbing Capacity Requirements
Total loss-absorbing capacity (TLAC) consists of the Corporation’s Tier 1 capital and eligible long-term debt issued directly by the Corporation. Eligible long-term debt for TLAC ratios is comprised of unsecured debt that has a remaining maturity of at least one year and satisfies additional requirements as prescribed in the TLAC final rule. As with the risk-based capital ratios and SLR, the Corporation is required to maintain TLAC ratios in excess of minimum requirements plus applicable buffers to avoid restrictions on capital distributions and discretionary bonus payments to executive officers. Table 12 presents the Corporation's TLAC and long-term debt ratios and related information as of September 30, 2024 and December 31, 2023.

Bank of America 24

Table 12	Bank of America Corporation Total Loss-Absorbing Capacity and Long-Term Debt

	TLAC (1)	Regulatory Minimum (2)	Long-term Debt	Regulatory Minimum (3)
(Dollars in millions)	September 30, 2024
Total eligible balance	$463,241		$225,379
Percentage of risk-weighted assets (4)	27.4%	22.0%	13.3%	9.0%
Percentage of supplementary leverage exposure	12.2	9.5	6.0	4.5

	December 31, 2023
Total eligible balance	$479,156		$239,892
Percentage of risk-weighted assets (4)	29.0%	22.0%	14.5%	8.5%
Percentage of supplementary leverage exposure	13.0	9.5	6.5	4.5
(1)As of September 30, 2024 and December 31, 2023, TLAC ratios are calculated using the regulatory capital rule that allows a five-year transition period related to the adoption of the CECL accounting standard on January 1, 2020.
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
(3)The long-term debt RWA regulatory minimum is comprised of 6.0 percent plus the Corporation’s G-SIB surcharge of 3.0 percent at September 30, 2024 and 2.5 percent at December 31, 2023. The long-term debt leverage exposure regulatory minimum is 4.5 percent. Effective January 1, 2024, the Corporation’s G-SIB surcharge, which is higher under Method 2, increased 50 bps, resulting in an increase in our long-term debt RWA regulatory minimum requirement to 9.0 percent from 8.5 percent.
(4)The approach that yields the higher RWA is used to calculate TLAC and long-term debt ratios, which was the Standardized approach as of September 30, 2024 and December 31, 2023.
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
BofAS provides institutional services, and in accordance with the alternative net capital requirements, is required to maintain tentative net capital in excess of $5.0 billion and net capital in excess of the greater of $1.0 billion or a certain percentage of its reserve requirement in addition to a certain percentage of securities-based swap risk margin. BofAS must also notify the SEC in the event its tentative net capital is less than $6.0 billion. BofAS is also required to hold a certain percentage of its customers' and affiliates' risk-based margin in order to meet its CFTC minimum net capital requirement. At September 30, 2024, BofAS had tentative net capital of $21.8 billion. BofAS also had regulatory net capital of $18.9 billion, which exceeded the minimum requirement of $4.8 billion.
MLPF&S provides retail services. At September 30, 2024, MLPF&S' regulatory net capital was $6.7 billion, which exceeded the minimum requirement of $160 million.
Our European broker-dealers are subject to requirements from U.S. and non-U.S. regulators. MLI, a U.K. investment firm, is regulated by the Prudential Regulation Authority and the Financial Conduct Authority and is subject to certain regulatory capital requirements. At September 30, 2024, MLI’s capital resources were $33.7 billion, which exceeded the minimum Pillar 1 requirement of $13.1 billion.
BofASE, an authorized credit institution with its head office located in France, is regulated by the Autorité de Contrôle Prudentiel et de Résolution and the Autorité des Marchés Financiers, and supervised under the Single Supervisory Mechanism by the European Central Bank. At September 30, 2024, BofASE's capital resources were $10.2 billion, which exceeded the minimum Pillar 1 requirement of $3.4 billion.
In addition, MLI and BofASE remained conditionally registered with the SEC as security-based swap dealers, and maintained net liquid assets at September 30, 2024 that exceeded the applicable minimum requirements under the Exchange Act. The entities are also registered as swap dealers with the CFTC and met applicable capital requirements at September 30, 2024.
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

25 Bank of America

liquidity requirements, maximizes access to funding sources, minimizes borrowing costs and facilitates timely responses to liquidity events.
We provide centralized funding and liquidity management through a variety of activities, including monitoring of established limits, assessing exposures under both normal and stressed conditions and reviewing liquidity risk management processes and controls. Global Risk Management (GRM) provides oversight of liquidity management across the Corporation, including front-line units and legal entities. GRM oversees the liquidity risk management governance structure, establishes liquidity risk policies, and provides independent review and challenge of the Corporation's liquidity risk management processes.
The Board, its risk committee and various management committees oversee the Corporation’s liquidity risk activities. The Board and/or ERC approve our liquidity risk policy, Financial Contingency and Recovery Plan and liquidity risk appetite limits. Management committees responsible for liquidity governance include the Corporation’s Management Risk Committee, Asset and Liability Governance Committee, Liquidity Risk Committee and Asset and Liability Management Investment Committee.
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
Table 13 presents average GLS for the three months ended September 30, 2024 and December 31, 2023.

Table 13	Average Global Liquidity Sources

	Three Months Ended
(Dollars in billions)	September 30 2024	December 31 2023
Bank entities	$769	$735
Nonbank and other entities (1)	178	162
Total Average Global Liquidity Sources	$947	$897
(1) Nonbank includes Parent, NB Holdings and other regulated entities.
Our bank subsidiaries’ liquidity is primarily driven by deposit and lending activity, as well as securities valuation and net debt activity. Bank subsidiaries can also generate incremental liquidity by pledging a range of unencumbered loans and securities to certain Federal Home Loan Banks (FHLBs) and the Federal Reserve Discount Window. The cash we could have obtained by borrowing against this pool of specifically-identified eligible assets was $334 billion and $312 billion at September 30, 2024 and December 31, 2023. We have established operational procedures to enable us to borrow against these assets, including regularly monitoring our total pool of eligible loans and securities collateral. Eligibility is defined in guidelines from the FHLBs and the Federal Reserve and is subject to change at their discretion. Due to regulatory restrictions, liquidity generated by the bank subsidiaries can generally be used only to fund obligations within the bank subsidiaries, and transfers to the Parent or nonbank subsidiaries may be subject to prior regulatory approval.

Bank of America 26

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
Table 14 presents the composition of average GLS for the three months ended September 30, 2024 and December 31, 2023.

Table 14	Average Global Liquidity Sources Composition

	Three Months Ended
(Dollars in billions)	September 30 2024	December 31 2023
Cash on deposit	$318	$380
U.S. Treasury securities	300	197
U.S. agency securities, mortgage-backed securities, and other investment-grade securities	303	299
Non-U.S. government securities	26	21
Total Average Global Liquidity Sources	$947	$897
Our GLS are substantially the same in composition to what qualifies as High Quality Liquid Assets (HQLA) under the final U.S. Liquidity Coverage Ratio (LCR) rules. However, HQLA for purposes of calculating LCR is not reported at market value, but at a lower value that incorporates regulatory deductions and the exclusion of excess liquidity held at certain subsidiaries. The LCR is calculated as the amount of a financial institution’s unencumbered HQLA relative to the estimated net cash outflows the institution could encounter over a 30-day period of significant liquidity stress, expressed as a percentage. Our average consolidated HQLA, on a net basis, was $610 billion and $590 billion for the three months ended September 30, 2024 and December 31, 2023. For both periods, the average consolidated LCR was 115 percent. Our LCR fluctuates due to normal business flows from customer activity.
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
Net Stable Funding Ratio
The Net Stable Funding Ratio (NSFR) is a liquidity requirement for large banks to maintain a minimum level of stable funding over a one-year period. The requirement is intended to support the ability of banks to lend to households and businesses in both normal and adverse economic conditions and is complementary to the LCR, which focuses on short-term liquidity risks. The U.S. NSFR applies to the Corporation on a consolidated basis and to our insured depository institutions. At September 30, 2024, the Corporation and its insured depository institutions were in compliance with the U.S. NSFR. For more information, see the Pillar 3 U.S. NSFR Disclosure report for the quarters ended March 31, 2024 and June 30, 2024 on the Corporation’s website, the contents of which are not incorporated by reference into this Quarterly Report on Form 10-Q.
Diversified Funding Sources
We fund our assets primarily with a mix of deposits, and secured and unsecured liabilities through a centralized, globally coordinated funding approach diversified across products, programs, markets, currencies and investor groups. We fund a substantial portion of our lending activities through our deposits, which were $1.93 trillion and $1.92 trillion at September 30, 2024 and December 31, 2023. Our trading activities in other regulated entities are primarily funded on a secured basis through securities lending and repurchase agreements, and these amounts will vary based on customer activity and market conditions.
Deposits
Our deposit base is well-diversified by clients, geography and product type across our business segments. At September 30, 2024, 49 percent of our deposits were in Consumer Banking, 15 percent in GWIM and 29 percent in Global Banking. We consider a substantial portion of our deposit base to be a stable, low-cost and consistent source of liquidity. At September 30, 2024 approximately 68 percent of consumer and small business deposits and 80 percent of U.S. deposits in Global Banking were held by clients who have had accounts with us for 10 or more years. In addition, at September 30, 2024 and December 31, 2023, 27 percent and 28 percent of our deposits were noninterest bearing and included operating accounts of our consumer and commercial clients. Deposits at September 30, 2024 increased $6.5 billion from December 31, 2023 primarily due to higher commercial deposits and time deposit growth, partially offset by consumer deposit outflows and customers’ movement of balances to higher yielding investment alternatives.
During the three months ended September 30, 2024 and 2023, rates paid on deposits were 65 bps and 34 bps in Consumer Banking, 313 bps and 269 bps in GWIM, and 327 bps and 266 bps in Global Banking. For information on rates paid on consolidated deposit balances, see Table 6 on page 8.
Long-term Debt
During the nine months ended September 30, 2024, we issued $41.9 billion of long-term debt consisting of $12.4 billion of notes issued by Bank of America Corporation, substantially all of which were TLAC compliant, $13.2 billion of notes issued by Bank of America, N.A. and $16.3 billion of other debt.
During the nine months ended September 30, 2024, we had total long-term debt maturities and redemptions in the aggregate of $50.0 billion consisting of $28.6 billion for Bank of America Corporation, $12.8 billion for Bank of America, N.A. and $8.6 billion of other debt. Table 15 presents the carrying value of aggregate annual contractual maturities of long-term debt at September 30, 2024.

27 Bank of America

Table 15	Long-term Debt by Maturity

(Dollars in millions)	Remainder of 2024	2025	2026	2027	2028	Thereafter	Total
Bank of America Corporation
Senior notes (1)	$—	$9,290	$25,110	$21,866	$28,510	$107,992	$192,768
Senior structured notes	129	1,864	1,497	987	950	13,256	18,683
Subordinated notes	100	5,161	4,920	2,094	926	11,791	24,992
Junior subordinated notes	—	—	—	192	—	557	749
Total Bank of America Corporation	229	16,315	31,527	25,139	30,386	133,596	237,192
Bank of America, N.A.
Senior notes	—	7,108	3,266	—	692	—	11,066
Subordinated notes	—	—	—	—	—	1,471	1,471
Advances from Federal Home Loan Banks	—	3,147	8	3	8	39	3,205
Securitizations and other Bank VIEs (2)	—	2,302	3,285	1,249	1,234	285	8,355
Other	—	691	122	11	45	70	939
Total Bank of America, N.A.	—	13,248	6,681	1,263	1,979	1,865	25,036
Other debt
Structured Liabilities	1,527	6,551	5,171	4,672	1,985	14,263	34,169
Nonbank VIEs (2)	6	3	9	—	4	508	530
Total other debt	1,533	6,554	5,180	4,672	1,989	14,771	34,699
Total long-term debt	$1,762	$36,117	$43,388	$31,074	$34,354	$150,232	$296,927
(1)Total includes $175.7 billion of outstanding notes that are both TLAC eligible and callable one year before their stated maturities, including $2.0 billion during the remainder of 2024, and $22.3 billion, $21.9 billion, $25.5 billion and $20.2 billion during each year of 2025 through 2028, respectively, and $83.8 billion thereafter. For more information on our TLAC eligible and callable outstanding notes, see Liquidity Risk – Diversified Funding Sources in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
(2)Represents liabilities of consolidated variable interest entities (VIEs) included in total long-term debt on the Consolidated Balance Sheet.
Total long-term debt decreased $5.3 billion to $296.9 billion during the nine months ended September 30, 2024 primarily due to debt maturities, partially offset by debt issuances and valuation adjustments. We may, from time to time, purchase outstanding debt instruments in various transactions, depending on market conditions, liquidity and other factors. Our other regulated entities may also make markets in our debt instruments to provide liquidity for investors.
During the nine months ended September 30, 2024, we issued $21.2 billion of structured notes, which are debt obligations that pay investors returns linked to other debt or equity securities, indices, currencies or commodities. These structured notes are typically issued to meet client demand, and notes with certain attributes may also be TLAC eligible. We typically hedge the returns we are obligated to pay on these liabilities with derivatives and/or investments in the underlying instruments, so that from a funding perspective, the cost is similar to our other unsecured long-term debt. We could be required to settle certain structured note obligations for cash or other securities prior to maturity under certain circumstances, which we consider for liquidity planning purposes. We believe, however, that a portion of such borrowings will remain outstanding beyond the earliest put or redemption date.
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
NR = not rated
Finance Subsidiary Issuers and Parent Guarantor
BofA Finance LLC, a Delaware limited liability company (BofA Finance), is a consolidated finance subsidiary of the Corporation that has issued and sold, and is expected to continue to issue and sell, its senior unsecured debt securities (Guaranteed Notes) that are fully and unconditionally guaranteed by the Corporation. The Corporation guarantees the due and punctual payment, on demand, of amounts payable on the Guaranteed Notes if not paid by BofA Finance. In addition, each of BAC Capital Trust XIII, BAC Capital Trust XIV and BAC Capital Trust XV, Delaware statutory trusts (collectively, the Trusts) is a 100 percent owned finance subsidiary of the Corporation that has issued and sold trust preferred securities (the Trust Preferred Securities) or capital securities (the Capital Securities and, together with the Guaranteed Notes and the Trust Preferred Securities, the Guaranteed Securities), as applicable, that remained outstanding at September 30, 2024. The Corporation has fully and unconditionally guaranteed (or effectively provided for the full and unconditional guarantee of) all such securities issued by such finance subsidiaries. For more information regarding such guarantees by the Corporation, see Liquidity Risk – Finance Subsidiary Issuers and Parent Guarantor in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
Representations and Warranties Obligations
For information on representations and warranties obligations in connection with the sale of mortgage loans, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
Credit Risk Management
For information on our credit risk management activities, see the following: Consumer Portfolio Credit Risk Management on page 29, Commercial Portfolio Credit Risk Management on page 34, Non-U.S. Portfolio on page 40, Allowance for Credit Losses on page 41, Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements, and Credit Risk Management in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K. For information on the Corporation’s loan modification programs, see Note 1 – Summary of Significant Accounting Principles and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements. For more information on the Corporation’s credit risks, see the Credit section within Item 1A. Risk Factors of the Corporation’s 2023 Annual Report on Form 10-K.
During the nine months ended September 30, 2024, our net charge-off ratio increased primarily driven by credit card loans and the commercial real estate office portfolio. Commercial reservable criticized exposure increased compared to December 31, 2023 driven by an increase across a broad range of industries. Nonperforming loans also increased compared to December 31, 2023 primarily driven by commercial real estate. Uncertainty remains regarding broader economic impacts as a result of higher costs associated with inflationary pressures experienced over the past several years, elevated rates as well as the current geopolitical environment, and could lead to adverse impacts to credit quality metrics in future periods.
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
Consumer Credit Portfolio
During the nine months ended September 30, 2024, the U.S. unemployment rate remained relatively stable and home prices continued to rise. During the three and nine months ended September 30, 2024, net charge-offs increased $240 million and $954 million to $1.0 billion and $3.1 billion compared to the same periods in 2023, primarily due to higher credit card loan charge-offs.
The consumer allowance for loan and lease losses was $8.6 billion, relatively unchanged from December 31, 2023. For more information, see Allowance for Credit Losses on page 41.
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
Table 17 presents our outstanding consumer loans and leases, consumer nonperforming loans and accruing consumer loans past due 90 days or more.

29 Bank of America

Table 17	Consumer Credit Quality

		Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)		September 30 2024	December 31 2023	September 30 2024	December 31 2023	September 30 2024	December 31 2023
Residential mortgage (1)		$227,842	$228,403	$2,089	$2,114	$215	$252
Home equity		25,483	25,527	413	450	—	—
Credit card		100,841	102,200	n/a	n/a	1,306	1,224
Direct/Indirect consumer (2)		105,695	103,468	175	148	1	2
Other consumer		161	124	—	—	—	—
Consumer loans excluding loans accounted for under the fair value option		$460,022	$459,722	$2,677	$2,712	$1,522	$1,478
Loans accounted for under the fair value option (3)		229	243
Total consumer loans and leases		$460,251	$459,965
Percentage of outstanding consumer loans and leases (4)		n/a	n/a	0.58%	0.59%	0.33%	0.32%
Percentage of outstanding consumer loans and leases, excluding fully-insured loan portfolios (4)		n/a	n/a	0.60	0.60	0.29	0.27
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At September 30, 2024 and December 31, 2023, residential mortgage included $114 million and $156 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $101 million and $96 million of loans on which interest was still accruing.
(2)Outstandings primarily includes auto and specialty lending loans and leases of $54.9 billion and $53.9 billion, U.S. securities-based lending loans of $47.3 billion and $46.0 billion at September 30, 2024 and December 31, 2023, and non-U.S. consumer loans of $2.8 billion at both September 30, 2024 and December 31, 2023.
(3)For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.
(4)Excludes consumer loans accounted for under the fair value option. At September 30, 2024 and December 31, 2023, loans accounted for under the fair value option past due 90 days or more and not accruing interest were insignificant.
n/a= not applicable
Table 18 presents net charge-offs and related ratios for consumer loans and leases.

Table 18	Consumer Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Residential mortgage	$(2)	$2	$1	$5	—%	—%	—%	—%
Home equity	(5)	(14)	(32)	(42)	(0.07)	(0.22)	(0.17)	(0.22)
Credit card	928	673	2,782	1,784	3.70	2.72	3.73	2.52
Direct/Indirect consumer	56	25	172	43	0.21	0.10	0.22	0.05
Other consumer	67	118	208	387	n/m	n/m	n/m	n/m
Total	$1,044	$804	$3,131	$2,177	0.91	0.70	0.92	0.64
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
Residential Mortgage
The residential mortgage portfolio made up the largest percentage of our consumer loan portfolio at 50 percent of consumer loans and leases at September 30, 2024. Approximately 50 percent of the residential mortgage portfolio was in Consumer Banking, 47 percent was in GWIM and the remaining portion was in All Other.
Outstanding balances in the residential mortgage portfolio decreased $561 million during the nine months ended September 30, 2024, as paydowns and payoffs outpaced new originations.
At September 30, 2024 and December 31, 2023, the residential mortgage portfolio included $10.3 billion and $11.0 billion of outstanding fully-insured loans, of which $2.2 billion had FHA insurance as of both dates, with the remainder protected by Fannie Mae long-term standby agreements.
Table 19 presents certain residential mortgage key credit statistics on both a reported basis and excluding the fully-insured loan portfolio. The following discussion presents the residential mortgage portfolio excluding the fully-insured loan portfolio.

Bank of America 30

Table 19	Residential Mortgage – Key Credit Statistics

		Reported Basis (1)		Excluding Fully-insured Loans (1)
(Dollars in millions)		September 30 2024	December 31 2023	September 30 2024	December 31 2023
Outstandings		$227,842	$228,403	$217,528	$217,439
Accruing past due 30 days or more		1,442	1,513	979	986
Accruing past due 90 days or more		215	252	—	—
Nonperforming loans (2)		2,089	2,114	2,089	2,114
Percent of portfolio
Refreshed LTV greater than 90 but less than or equal to 100		1%	1%	1%	1%
Refreshed LTV greater than 100		—	—	—	—
Refreshed FICO below 620		1	1	1	1
(1)Outstandings, accruing past due, nonperforming loans and percentages of portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the residential mortgage portfolio remained relatively unchanged during the nine months ended September 30, 2024. Of the nonperforming residential mortgage loans at September 30, 2024, $1.3 billion, or 62 percent, were current on contractual payments. Loans accruing past due 30 days or more of $979 million also remained relatively unchanged.
Of the $217.5 billion in total residential mortgage loans outstanding at September 30, 2024, $63.5 billion, or 29 percent, of loans were originated as interest-only. The outstanding balance of interest-only residential mortgage loans that had entered the amortization period was $3.5 billion, or six percent, at September 30, 2024. Residential mortgage loans that have entered the amortization period generally experience a higher rate of early stage delinquencies and nonperforming status compared to the residential mortgage portfolio as a whole. At September 30, 2024, $45 million, or one percent, of outstanding interest-only residential mortgages that had entered the amortization period were accruing past due 30 days or more compared to $979 million, or less than one percent, for the entire residential mortgage portfolio. In addition, at September 30, 2024, $218 million, or six percent, of outstanding interest-only residential mortgage loans that had entered the amortization period were nonperforming, of which $74 million were contractually current. Loans that have yet to enter the amortization period in our interest-only residential mortgage portfolio are primarily well-collateralized loans to our wealth management clients and have an interest-only period of three years to 10 years. Substantially all of these loans that have yet to enter the amortization period will not be required to make a fully-amortizing payment until 2026 or later.
Table 20 presents outstandings, nonperforming loans and net charge-offs by certain state concentrations for the residential mortgage portfolio. In the New York area, the New York-Northern New Jersey-Long Island Metropolitan Statistical Area (MSA) made up 15 percent of outstandings at both September 30, 2024 and December 31, 2023. The Los Angeles-Long Beach-Santa Ana MSA within California represented 14 percent of outstandings at both September 30, 2024 and December 31, 2023.

Table 20	Residential Mortgage State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-offs
	September 30 2024	December 31 2023	September 30 2024	December 31 2023	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2024	2023	2024	2023
California	$81,379	$81,085	$637	$641	$(1)	$1	$1	$—
New York	25,804	25,975	309	320	1	—	2	3
Florida	15,614	15,450	140	131	(2)	—	(3)	(2)
Texas	9,329	9,361	91	88	—	—	—	1
New Jersey	8,596	8,671	90	97	—	—	(1)	(1)
Other	76,806	76,897	822	837	—	1	2	4
Residential mortgage loans	$217,528	$217,439	$2,089	$2,114	$(2)	$2	$1	$5
Fully-insured loan portfolio	10,314	10,964
Total residential mortgage loan portfolio	$227,842	$228,403
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Home Equity
At September 30, 2024, the home equity portfolio made up six percent of the consumer portfolio and was comprised of home equity lines of credit (HELOCs), home equity loans and reverse mortgages. HELOCs generally have an initial draw period of 10 years, and after the initial draw period ends, the loans generally convert to 15- or 20-year amortizing loans. We no longer originate home equity loans or reverse mortgages.
At September 30, 2024, 85 percent of the home equity portfolio was in Consumer Banking, 10 percent was in GWIM and the remainder of the portfolio was in All Other. Outstanding balances in the home equity portfolio decreased $44 million during the nine months ended September 30, 2024 primarily due to paydowns outpacing draws on existing lines and new originations. Of the total home equity portfolio at September 30, 2024 and December 31, 2023, $9.3 billion and $10.1 billion, or 37 percent and 39 percent, were in first-lien positions. At September 30, 2024, outstanding balances in the home equity portfolio that were in a second-lien or more junior-lien position and where we also held the first-lien loan totaled $4.5 billion, or 18 percent, of our total home equity portfolio.

31 Bank of America

Unused HELOCs totaled $44.7 billion and $45.1 billion at September 30, 2024 and December 31, 2023. The HELOC utilization rate was 36 percent and 35 percent at September 30, 2024 and December 31, 2023. Table 21 presents certain home equity portfolio key credit statistics.

Table 21	Home Equity – Key Credit Statistics (1)

(Dollars in millions)	September 30 2024	December 31 2023
Outstandings	$25,483	$25,527
Accruing past due 30 days or more	82	95
Nonperforming loans (2)	413	450
Percent of portfolio
Refreshed CLTV greater than 90 but less than or equal to 100	—%	—%
Refreshed CLTV greater than 100	—	—
Refreshed FICO below 620	2	3
(1)Outstandings, accruing past due, nonperforming loans and percentages of the portfolio exclude loans accounted for under the fair value option.
(2)Includes loans that are contractually current that have not yet demonstrated a sustained period of payment performance following a modification.
Nonperforming outstanding balances in the home equity portfolio decreased $37 million to $413 million at September 30, 2024, primarily driven by paydowns and payoffs and returns to performing status outpacing new additions. Of the nonperforming home equity loans at September 30, 2024, $253 million, or 61 percent, were current on contractual payments. In addition, $90 million, or 22 percent, were 180 days or more past due and had been written down to the estimated fair value of the collateral, less costs to sell. Accruing loans that were 30 days or more past due remained relatively unchanged during the nine months ended September 30, 2024.
Of the $25.5 billion in total home equity portfolio outstandings at September 30, 2024, as shown in Table 21, nine percent require interest-only payments. The outstanding balance of HELOCs that had reached the end of their draw period and entered the amortization period was $3.5 billion at September 30, 2024. The HELOCs that have entered the amortization period have experienced a higher percentage of early stage delinquencies and nonperforming status when compared to the HELOC portfolio as a whole. At September 30, 2024, $30 million, or one percent, of outstanding HELOCs that had entered the amortization period were accruing past due 30 days or more. In addition, at September 30, 2024, $253 million, or seven percent, were nonperforming.
For our interest-only HELOC portfolio, we do not actively track how many of our home equity customers pay only the minimum amount due on their home equity loans and lines; however, we can infer some of this information through a review of our HELOC portfolio that we service and is still in its revolving period. During the nine months ended September 30, 2024, 30 percent of these customers with an outstanding balance did not pay any principal on their HELOCs.
Table 22 presents outstandings, nonperforming balances and net recoveries by certain state concentrations for the home equity portfolio. In the New York area, the New York-Northern New Jersey-Long Island MSA made up 11 percent of the outstanding home equity portfolio at both September 30, 2024 and December 31, 2023. The Los Angeles-Long Beach-Santa Ana MSA within California made up 11 percent and 10 percent of the outstanding home equity portfolio at September 30, 2024 and December 31, 2023.

Table 22	Home Equity State Concentrations

	Outstandings (1)		Nonperforming (1)		Net Charge-Offs
	September 30 2024	December 31 2023	September 30 2024	December 31 2023	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2024	2023	2024	2023
California	$6,985	$6,966	$104	$109	$(1)	$(3)	$(6)	$(5)
Florida	2,521	2,576	47	53	(2)	(3)	(6)	(8)
New Jersey	1,807	1,870	36	46	—	—	(4)	(3)
Texas	1,487	1,410	16	16	(1)	—	1	—
New York	1,464	1,590	65	71	1	(2)	(3)	(6)
Other	11,219	11,115	145	155	(2)	(6)	(14)	(20)
Total home equity loan portfolio	$25,483	$25,527	$413	$450	$(5)	$(14)	$(32)	$(42)
(1)Outstandings and nonperforming loans exclude loans accounted for under the fair value option.
Credit Card
At September 30, 2024, 97 percent of the credit card portfolio was managed in Consumer Banking with the remainder in GWIM. Outstandings in the credit card portfolio decreased $1.4 billion during the nine months ended September 30, 2024 to $100.8 billion, as payments more than offset purchase volume and card transfers. Net charge-offs increased $255 million to $928 million and $998 million to $2.8 billion during the three and nine months ended September 30, 2024 compared to the same periods in 2023. Credit card loans 30 days or more past due and still accruing interest increased $144 million, and 90 days or more past due and still accruing interest increased $82 million at September 30, 2024.
Unused lines of credit for credit card increased to $397.4 billion at September 30, 2024 from $390.2 billion at December 31, 2023.

Bank of America 32

Table 23 presents certain state concentrations for the credit card portfolio.

Table 23	Credit Card State Concentrations

	Outstandings		Accruing Past Due 90 Days or More		Net Charge-offs
	September 30 2024	December 31 2023	September 30 2024	December 31 2023	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2024	2023	2024	2023
California	$16,757	$16,952	$240	$216	$176	$120	$514	$317
Florida	10,485	10,521	185	168	127	89	380	238
Texas	8,891	8,978	132	125	91	64	275	169
New York	5,659	5,788	80	84	59	52	181	142
Washington	5,435	5,352	46	41	31	21	89	53
Other	53,614	54,609	623	590	444	327	1,343	865
Total credit card portfolio	$100,841	$102,200	$1,306	$1,224	$928	$673	$2,782	$1,784
Direct/Indirect Consumer
At September 30, 2024, 52 percent of the direct/indirect portfolio was included in Consumer Banking (consumer auto and recreational vehicle lending) and 48 percent was included in GWIM (principally securities-based lending loans). Outstandings in the direct/indirect portfolio increased $2.2 billion during the nine months ended September 30, 2024 to $105.7 billion driven by increases in securities-based lending and consumer auto.
Table 24 presents certain state concentrations for the direct/indirect consumer loan portfolio.

Table 24	Direct/Indirect State Concentrations

	Outstandings		Nonperforming		Net Charge-offs
	September 30 2024	December 31 2023	September 30 2024	December 31 2023	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)					2024	2023	2024	2023
California	$15,803	$15,416	$37	$27	$14	$5	$41	$11
Florida	14,253	13,550	20	18	9	3	24	6
Texas	10,012	9,668	18	14	9	2	24	5
New York	7,578	7,335	14	11	4	2	11	4
New Jersey	4,454	4,376	6	5	2	1	6	2
Other	53,595	53,123	80	73	18	12	66	15
Total direct/indirect loan portfolio	$105,695	$103,468	$175	$148	$56	$25	$172	$43
Other Consumer
Other consumer primarily consists of deposit overdraft balances. Net charge-offs decreased $51 million to $67 million and $179 million to $208 million during the three and nine months ended September 30, 2024 compared to the same periods in 2023, primarily driven by lower overdraft losses from fraud activity.
Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity
Table 25 presents nonperforming consumer loans, leases and foreclosed properties activity for the three and nine months ended September 30, 2024 and 2023. During the nine months ended September 30, 2024, nonperforming consumer loans of $2.7 billion remained relatively unchanged.
At September 30, 2024, $475 million, or 18 percent, of nonperforming loans were 180 days or more past due and had been written down to their estimated property value less costs to sell. In addition, at September 30, 2024, $1.6 billion, or 60 percent, of nonperforming consumer loans were current and classified as nonperforming loans in accordance with applicable policies.
During the nine months ended September 30, 2024, foreclosed properties decreased $22 million to $81 million.

33 Bank of America

Table 25	Nonperforming Consumer Loans, Leases and Foreclosed Properties Activity

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023
Nonperforming loans and leases, beginning of period	$2,671	$2,729	$2,712	$2,754
Additions	232	297	709	808
Reductions:
Paydowns and payoffs	(98)	(117)	(347)	(351)
Sales	(1)	(2)	(3)	(6)
Returns to performing status (1)	(115)	(91)	(349)	(353)
Charge-offs	(8)	(13)	(25)	(38)
Transfers to foreclosed properties	(4)	(11)	(20)	(22)
Total net additions (reductions) to nonperforming loans and leases	6	63	(35)	38
Total nonperforming loans and leases, September 30	2,677	2,792	2,677	2,792
Foreclosed properties, September 30	81	112	81	112
Nonperforming consumer loans, leases and foreclosed properties, September 30 (2)	$2,758	$2,904	$2,758	$2,904
Nonperforming consumer loans and leases as a percentage of outstanding consumer loans and leases (3)	0.58%	0.61%
Nonperforming consumer loans, leases and foreclosed properties as a percentage of outstanding consumer loans, leases and foreclosed properties (3)	0.60	0.63
(1)Consumer loans may be returned to performing status when all principal and interest is current and full repayment of the remaining contractual principal and interest is expected, or when the loan otherwise becomes well-secured and is in the process of collection.
(2)Includes repossessed non-real estate assets of $21 million and $19 million at September 30, 2024 and 2023.
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

Commercial Credit Portfolio
Outstanding commercial loans and leases increased $21.8 billion during the nine months ended September 30, 2024 due to growth in U.S. commercial, primarily in Global Banking and Global Markets. During the nine months ended September 30, 2024, commercial credit quality deteriorated as reservable criticized utilized exposure increased across a broad range of industries, and nonperforming commercial loans increased primarily driven by commercial real estate. Commercial net charge-offs increased $363 million and $1.0 billion to $490 million and $1.4 billion during the three and nine months ended September 30, 2024 compared to the same periods in 2023 primarily due to higher losses in the commercial real estate office portfolio and U.S. commercial portfolio.
With the exception of the office property type, which is further discussed in the Commercial Real Estate section herein, credit quality of commercial real estate borrowers has remained relatively stable since December 31, 2023; however, we are closely monitoring emerging trends and borrower performance in a higher interest rate environment. Recent demand for office space continues to be stagnant, and future demand for office space continues to be uncertain as companies evaluate space needs with employment models that utilize a mix of remote and conventional office use.

Bank of America 34

The commercial allowance for loan and lease losses decreased $164 million during the nine months ended September 30, 2024 to $4.7 billion. For more information, see Allowance for Credit Losses on page 41.
Total commercial utilized credit exposure increased $20.7 billion during the nine months ended September 30, 2024 to $717.0 billion primarily driven by increased loans and leases, partially offset by lower derivative assets. The utilization rate for loans and leases, standby letters of credit (SBLCs) and financial guarantees, and commercial letters of credit, in the aggregate, was 55 percent at both September 30, 2024 and December 31, 2023.
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

Table 26	Commercial Credit Exposure by Type

	Commercial Utilized (1)		Commercial Unfunded (2, 3, 4)		Total Commercial Committed
(Dollars in millions)	September 30 2024	December 31 2023	September 30 2024	December 31 2023	September 30 2024	December 31 2023
Loans and leases	$615,549	$593,767	$533,663	$507,641	$1,149,212	$1,101,408
Derivative assets (5)	34,182	39,323	—	—	34,182	39,323
Standby letters of credit and financial guarantees	32,933	31,348	2,038	1,953	34,971	33,301
Debt securities and other investments	18,540	20,422	4,006	3,083	22,546	23,505
Loans held-for-sale	8,884	4,338	6,571	4,904	15,455	9,242
Operating leases	5,285	5,312	—	—	5,285	5,312
Commercial letters of credit	742	943	174	232	916	1,175
Other	869	846	—	—	869	846
Total	$716,984	$696,299	$546,452	$517,813	$1,263,436	$1,214,112
(1)Commercial utilized exposure includes loans of $3.9 billion and $3.3 billion accounted for under the fair value option at September 30, 2024 and December 31, 2023.
(2)Commercial unfunded exposure includes commitments accounted for under the fair value option with a notional amount of $2.4 billion and $2.6 billion at September 30, 2024 and December 31, 2023.
(3)Excludes unused business card lines, which are not legally binding.
(4)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.3 billion at both September 30, 2024 and December 31, 2023.
(5)Derivative assets are carried at fair value, reflect the effects of legally enforceable master netting agreements and have been reduced by cash collateral of $26.4 billion and $29.4 billion at September 30, 2024 and December 31, 2023. Not reflected in utilized and committed exposure is additional non-cash derivative collateral held of $58.1 billion and $56.1 billion at September 30, 2024 and December 31, 2023, which consists primarily of other marketable securities.
Table 27 presents our commercial loans and leases portfolio and related credit quality information at September 30, 2024 and December 31, 2023.

Table 27	Commercial Credit Quality

	Outstandings		Nonperforming		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2024	December 31 2023	September 30 2024	December 31 2023	September 30 2024	December 31 2023
Commercial and industrial:
U.S. commercial	$379,563	$358,931	$699	$636	$219	$51
Non-U.S. commercial	127,738	124,581	85	175	12	4
Total commercial and industrial	507,301	483,512	784	811	231	55
Commercial real estate	68,420	72,878	2,124	1,927	206	32
Commercial lease financing	14,992	14,854	18	19	5	7
	590,713	571,244	2,926	2,757	442	94
U.S. small business commercial (1)	20,893	19,197	26	16	183	184
Commercial loans excluding loans accounted for under the fair value option	$611,606	$590,441	$2,952	$2,773	$625	$278
Loans accounted for under the fair value option (2)	3,943	3,326
Total commercial loans and leases	$615,549	$593,767
(1)Includes card-related products.
(2)Commercial loans accounted for under the fair value option includes U.S. commercial of $2.7 billion and $2.2 billion and non-U.S. commercial of $1.3 billion and $1.2 billion at September 30, 2024 and December 31, 2023. For more information on the fair value option, see Note 15 – Fair Value Option to the Consolidated Financial Statements.

35 Bank of America

Table 28 presents net charge-offs and related ratios for our commercial loans and leases for the three and nine months ended September 30, 2024 and 2023.

Table 28	Commercial Net Charge-offs and Related Ratios

	Net Charge-offs				Net Charge-off Ratios (1)
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Commercial and industrial:
U.S. commercial	$135	$5	288	$57	0.15%	0.01%	0.11%	0.02%
Non-U.S. commercial	60	(2)	48	18	0.19	(0.01)	0.05	0.02
Total commercial and industrial	195	3	336	75	0.16	—	0.09	0.02
Commercial real estate	171	39	747	130	0.98	0.21	1.41	0.24
Commercial lease financing	—	3	1	3	—	0.08	0.01	0.02
	366	45	1,084	208	0.25	0.03	0.25	0.05
U.S. small business commercial	124	82	350	222	2.40	1.74	2.32	1.62
Total commercial	$490	$127	$1,434	$430	0.33	0.09	0.32	0.10
(1)Net charge-off ratios are calculated as annualized net charge-offs divided by average outstanding loans and leases, excluding loans accounted for under the fair value option.
Table 29 presents commercial reservable criticized utilized exposure by loan type. Criticized exposure corresponds to the Special Mention, Substandard and Doubtful asset categories as defined by regulatory authorities. Total commercial reservable criticized utilized exposure increased $4.1 billion during the nine months ended September 30, 2024 primarily driven by U.S. commercial and commercial real estate. At both September 30, 2024 and December 31, 2023, 89 percent of commercial reservable criticized utilized exposure was secured.

Table 29		Commercial Reservable Criticized Utilized Exposure (1, 2)

(Dollars in millions)	September 30, 2024		December 31, 2023
Commercial and industrial:
U.S. commercial	$14,335	3.53%	$12,006	3.12%
Non-U.S. commercial	2,304	1.73	1,787	1.37
Total commercial and industrial	16,639	3.08	13,793	2.68
Commercial real estate	9,893	14.18	8,749	11.80
Commercial lease financing	244	1.63	166	1.12
	26,776	4.29	22,708	3.76
U.S. small business commercial	663	3.17	592	3.08
Total commercial reservable criticized utilized exposure	$27,439	4.25	$23,300	3.74
(1)Total commercial reservable criticized utilized exposure includes loans and leases of $26.3 billion and $22.5 billion and commercial letters of credit of $1.1 billion and $795 million at September 30, 2024 and December 31, 2023.
(2)Percentages are calculated as commercial reservable criticized utilized exposure divided by total commercial reservable utilized exposure for each exposure category.
Commercial and Industrial
Commercial and industrial loans include U.S. commercial and non-U.S. commercial portfolios.
U.S. Commercial
At September 30, 2024, 61 percent of the U.S. commercial loan portfolio, excluding small business, was managed in Global Banking, 23 percent in Global Markets, 15 percent in GWIM (loans that provide financing for asset purchases, business investments and other liquidity needs for high net worth clients) and the remainder primarily in Consumer Banking. U.S. commercial loans increased $20.6 billion, or six percent, during the nine months ended September 30, 2024 primarily driven by Global Banking and Global Markets. Reservable criticized utilized exposure increased $2.3 billion, or 19 percent, driven by a broad range of industries.
Non-U.S. Commercial
At September 30, 2024, 58 percent of the non-U.S. commercial loan portfolio was managed in Global Banking, 41 percent in Global Markets and the remainder primarily in GWIM. Non-U.S. commercial loans increased $3.2 billion, or three percent, during the nine months ended September 30, 2024 primarily driven by Global Markets. Reservable criticized utilized exposure increased $517 million, or 29 percent. For information on the non-U.S. commercial portfolio, see Non-U.S. Portfolio on page 40.
Commercial Real Estate
Commercial real estate primarily includes commercial loans secured by non-owner-occupied real estate and is dependent on the sale or lease of the real estate as the primary source of repayment. Outstanding loans decreased $4.5 billion, or six percent, during the nine months ended September 30, 2024 to $68.4 billion primarily driven by the office property type. The commercial real estate portfolio is primarily managed in Global Banking and consists of loans made primarily to public and private developers, and commercial real estate firms. The portfolio remains diversified across property types and geographic regions. California represented the largest state concentration at 20 percent of commercial real estate at both September 30, 2024 and December 31, 2023.
Reservable criticized utilized exposure increased $1.1 billion, or 13 percent, during the nine months ended September 30, 2024 primarily driven by industrial/warehouse and multi-family rental loans.

Bank of America 36

Office loans represented the largest property type concentration at 23 percent of the commercial real estate portfolio at September 30, 2024, and approximately one percent of total loans for the Corporation. This property type is roughly 75 percent Class A and had an origination loan-to-value of approximately 55 percent. Reservable criticized exposure for the office property type was $5.1 billion at September 30, 2024, representing a decrease of $397 million, or seven percent, from December 31, 2023, with an aggregate loan-to-value of approximately 80 percent based on property appraisals completed in the last twelve months. Approximately $3.5 billion of office loans are scheduled to mature by the end of 2024.
During the three and nine months ended September 30, 2024, net charge-offs increased $132 million and $617 million to $171 million and $747 million compared to the same periods in 2023 driven by office loans. We use a number of proactive risk mitigation initiatives to reduce adversely rated exposure in the commercial real estate portfolio, including transfers of deteriorating exposures for management by independent special asset officers and the pursuit of loan restructurings or asset sales to achieve the best results for our customers and the Corporation.
Table 30 presents outstanding commercial real estate loans by geographic region, based on the geographic location of the collateral, and by property type.

Table 30	Outstanding Commercial Real Estate Loans

(Dollars in millions)	September 30 2024	December 31 2023
By Geographic Region
Northeast	$15,650	$15,920
California	13,673	14,551
Southwest	8,011	9,318
Southeast	7,160	8,368
Florida	4,636	4,986
Illinois	3,299	3,361
Midsouth	2,675	2,785
Midwest	2,571	3,149
Northwest	1,930	2,095
Non-U.S.	6,576	6,052
Other	2,239	2,293
Total outstanding commercial real estate loans	$68,420	$72,878
By Property Type
Non-residential
Office	$15,768	$17,976
Industrial / Warehouse	13,912	14,746
Multi-family rental	11,670	10,606
Shopping centers / Retail	5,423	5,756
Hotel / Motels	4,717	5,665
Multi-use	2,073	2,681
Other	14,159	14,201
Total non-residential	67,722	71,631
Residential	698	1,247
Total outstanding commercial real estate loans	$68,420	$72,878
U.S. Small Business Commercial
The U.S. small business commercial loan portfolio is comprised of small business card loans and small business loans primarily managed in Consumer Banking. Credit card-related products were 54 percent of the U.S. small business commercial portfolio at both September 30, 2024 and December 31, 2023 and represented 100 percent and 99 percent of net charge-offs for the three and nine months ended September 30, 2024 and 2023. Accruing past due 90 days or more of $183 million remained relatively unchanged.
Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity
Table 31 presents the nonperforming commercial loans, leases and foreclosed properties activity during the three and nine months ended September 30, 2024 and 2023. Nonperforming loans do not include loans accounted for under the fair value option. During the nine months ended September 30, 2024, nonperforming commercial loans and leases increased $179 million to $3.0 billion. At September 30, 2024, 98 percent of commercial nonperforming loans, leases and foreclosed properties were secured, and 33 percent were contractually current. Commercial nonperforming loans were carried at 81 percent of their unpaid principal balance, as the carrying value of these loans has been reduced to the estimated collateral value less costs to sell.

37 Bank of America

Table 31	Nonperforming Commercial Loans, Leases and Foreclosed Properties Activity (1, 2)

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023
Nonperforming loans and leases, beginning of period	$2,802	$1,397	$2,773	$1,054
Additions	965	875	2,675	1,778
Reductions:
Paydowns	(374)	(153)	(1,099)	(396)
Sales	(7)	—	(17)	(3)
Returns to performing status (3)	(21)	(2)	(154)	(61)
Charge-offs	(386)	(67)	(1,111)	(242)
Transfers to foreclosed properties	(27)	—	(115)	(23)
Transfers to loans held-for-sale	—	(9)	—	(66)
Total net additions to nonperforming loans and leases	150	644	179	987
Total nonperforming loans and leases, September 30	2,952	2,041	2,952	2,041
Foreclosed properties, September 30	114	48	114	48
Nonperforming commercial loans, leases and foreclosed properties, September 30	$3,066	$2,089	$3,066	$2,089
Nonperforming commercial loans and leases as a percentage of outstanding commercial loans and leases (4)	0.48%	0.35%
Nonperforming commercial loans, leases and foreclosed properties as a percentage of outstanding commercial loans, leases and foreclosed properties (4)	0.50	0.36
(1)Balances do not include nonperforming loans held-for-sale of $785 million and $173 million at September 30, 2024 and 2023.
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
Commercial credit exposure is diversified across a broad range of industries. Total commercial committed exposure increased $49.3 billion during the nine months ended September 30, 2024 to $1.3 trillion. The increase in commercial committed exposure was concentrated in Finance companies, Asset managers and funds and Individuals and trusts.
For information on industry limits, see Commercial Portfolio Credit Risk Management – Risk Mitigation in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
Asset managers and funds, our largest industry concentration with committed exposure of $178.6 billion, increased $9.3 billion, or five percent, during the nine months ended September 30, 2024, which was primarily driven by investment-grade exposures.
Finance companies, our second largest industry concentration with committed exposure of $105.7 billion, increased $16.6 billion, or 19 percent, during the nine months ended September 30, 2024. The increase in committed exposure was primarily driven by increases in Consumer finance, Thrifts and mortgage finance and Diversified financials.
Real estate, our third largest industry concentration with committed exposure of $97.9 billion, decreased $2.4 billion, or two percent, during the nine months ended September 30, 2024. For more information on the commercial real estate and related portfolios, see Commercial Portfolio Credit Risk Management – Commercial Real Estate on page 36.
Various macroeconomic challenges, including geopolitical tensions, higher costs associated with inflationary pressures experienced over the past several years and elevated interest rates, have led to uncertainty in the U.S. and global economies and have adversely impacted, and may continue to adversely impact, a number of industries. We continue to monitor all industries, particularly higher risk industries that are experiencing or could experience a more significant impact to their financial condition.

Bank of America 38

Table 32	Commercial Credit Exposure by Industry (1)

	Commercial Utilized		Total Commercial Committed (2)
(Dollars in millions)	September 30 2024	December 31 2023	September 30 2024	December 31 2023
Asset managers and funds	$110,334	$103,138	$178,572	$169,318
Finance companies	71,809	62,906	105,676	89,119
Real estate (3)	72,076	73,150	97,860	100,269
Capital goods	51,380	49,698	97,693	97,044
Healthcare equipment and services	34,584	35,037	64,800	61,766
Materials	25,583	25,223	56,501	55,296
Retailing	26,952	24,561	55,240	54,523
Consumer services	28,258	27,355	53,770	49,105
Food, beverage and tobacco	23,986	23,865	53,632	49,426
Individuals and trusts	34,995	32,481	49,583	43,938
Government and public education	31,954	31,051	47,706	45,873
Commercial services and supplies	23,465	22,642	42,362	41,473
Utilities	17,472	18,610	40,807	39,481
Transportation	24,214	24,200	35,834	36,267
Energy	14,033	12,450	35,580	36,996
Technology hardware and equipment	11,156	11,951	29,504	29,160
Software and services	11,411	9,830	28,023	22,381
Global commercial banks	20,922	22,749	24,330	25,684
Media	11,897	13,033	23,648	24,908
Vehicle dealers	17,681	16,283	23,424	22,570
Consumer durables and apparel	9,380	9,184	22,197	20,732
Pharmaceuticals and biotechnology	5,229	6,852	20,497	22,169
Insurance	8,281	9,371	18,506	19,322
Telecommunication services	8,708	9,224	18,156	17,269
Automobiles and components	8,359	7,049	16,798	16,459
Food and staples retailing	7,666	7,423	13,609	12,496
Financial markets infrastructure (clearinghouses)	2,880	4,229	5,104	6,503
Religious and social organizations	2,319	2,754	4,024	4,565
Total commercial credit exposure by industry	$716,984	$696,299	$1,263,436	$1,214,112
(1)Includes U.S. small business commercial exposure.
(2)Includes the notional amount of unfunded legally binding lending commitments, net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.3 billion at both September 30, 2024 and December 31, 2023.
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
At September 30, 2024 and December 31, 2023, net notional credit default protection purchased in our credit derivatives portfolio to hedge our funded and unfunded exposures for which we elected the fair value option, as well as certain other credit exposures, was $11.1 billion and $10.9 billion. We recorded net losses of $42 million and $58 million for the three and nine months ended September 30, 2024 compared to net losses of $23 million and $134 million for the same periods in 2023. The gains and losses on these instruments were largely offset by gains and losses on the related exposures. The Value-at-Risk (VaR) results for these exposures are included in the fair value option portfolio information in Table 38. For more information, see Trading Risk Management on page 43.
Tables 33 and 34 present the maturity profiles and the credit exposure debt ratings of the net credit default protection portfolio at September 30, 2024 and December 31, 2023.

Table 33	Net Credit Default Protection by Maturity

	September 30 2024	December 31 2023
Less than or equal to one year	15%	36%
Greater than one year and less than or equal to five years	85	64
Total net credit default protection	100%	100%

Table 34	Net Credit Default Protection by Credit Exposure Debt Rating

	Net Notional (1)	Percent of Total	Net Notional (1)	Percent of Total
(Dollars in millions)	September 30, 2024		December 31, 2023
Ratings (2, 3)
AAA	$(414)	3.7%	$(479)	4.4%
AA	(1,012)	9.1	(1,080)	9.9
A	(5,222)	46.9	(5,237)	48.2
BBB	(3,390)	30.5	(2,912)	26.8
BB	(642)	5.8	(698)	6.4
B	(356)	3.2	(419)	3.9
CCC and below	(92)	0.8	(52)	0.5
NR (4)	2	—	2	(0.1)
Total net credit default protection	$(11,126)	100.0%	$(10,875)	100.0%
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
Table 35 presents our 20 largest non-U.S. country exposures at September 30, 2024. These exposures accounted for 89 percent of our total non-U.S. exposure at both September 30, 2024 and December 31, 2023. Net country exposure for these 20 countries increased $21.5 billion in 2024 primarily driven by increases in the United Kingdom, Japan and the Netherlands.

Table 35	Top 20 Non-U.S. Countries Exposure

(Dollars in millions)	Funded Loans and Loan Equivalents	Unfunded Loan Commitments	Net Counterparty Exposure	Securities/ Other Investments	Country Exposure at September 30 2024	Hedges and Credit Default Protection	Net Country Exposure at September 30 2024	Increase (Decrease) from December 31 2023
United Kingdom	$36,664	$18,649	$4,811	$4,467	$64,591	$(2,152)	$62,439	$6,504
Germany	24,632	10,368	1,704	2,141	38,845	(5,128)	33,717	(1,938)
Canada	13,516	10,598	1,531	4,739	30,384	(567)	29,817	1,802
France	14,828	9,383	1,146	3,286	28,643	(2,087)	26,556	1,698
Japan	12,240	2,414	2,187	5,308	22,149	(748)	21,401	4,427
Australia	13,304	5,706	442	2,254	21,706	(385)	21,321	(1)
Brazil	9,464	1,416	1,009	4,104	15,993	(70)	15,923	640
India	7,807	352	992	5,452	14,603	(57)	14,546	2,621
Switzerland	5,883	4,937	293	209	11,322	(284)	11,038	1,809
Ireland	8,250	2,114	297	427	11,088	(103)	10,985	652
Netherlands	5,525	4,370	654	893	11,442	(680)	10,762	3,613
China	5,236	285	431	3,223	9,175	(234)	8,941	429
South Korea	4,764	1,412	389	2,136	8,701	(147)	8,554	94
Singapore	2,963	639	122	4,443	8,167	(32)	8,135	(2,682)
Mexico	4,493	1,883	309	1,548	8,233	(209)	8,024	(895)
Italy	4,992	2,679	342	475	8,488	(1,232)	7,256	641
Spain	2,984	1,842	98	846	5,770	(339)	5,431	(165)
Hong Kong	3,035	681	544	1,170	5,430	(63)	5,367	(485)
Indonesia	916	—	49	3,242	4,207	(31)	4,176	1,941
Sweden	1,821	2,113	96	206	4,236	(391)	3,845	831
Total top 20 non-U.S. countries exposure	$183,317	$81,841	$17,446	$50,569	$333,173	$(14,939)	$318,234	$21,536
Our largest non-U.S. country exposure at September 30, 2024 was the United Kingdom with net exposure of $62.4 billion, which increased $6.5 billion from December 31, 2023 primarily due to increased deposits with the central bank. Our second largest non-U.S. country exposure was Germany with net exposure of $33.7 billion at September 30, 2024, which decreased $1.9 billion from December 31, 2023 primarily due to lower exposure to sovereign and financial institutions.

Bank of America 40

Allowance for Credit Losses
The allowance for credit losses decreased $200 million from December 31, 2023 to $14.4 billion at September 30, 2024, which included a $49 million reserve increase and a
$249 million reserve decrease related to the consumer and commercial portfolios.
Table 36 presents an allocation of the allowance for credit losses by product type at September 30, 2024 and December 31, 2023.

Table 36	Allocation of the Allowance for Credit Losses by Product Type

	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)	Amount	Percent of Total	Percent of Loans and Leases Outstanding (1)
(Dollars in millions)	September 30, 2024			December 31, 2023
Allowance for loan and lease losses
Residential mortgage	$280	2.11%	0.12%	$339	2.54%	0.15%
Home equity	29	0.22	0.11	47	0.35	0.19
Credit card	7,492	56.54	7.43	7,346	55.06	7.19
Direct/Indirect consumer	730	5.51	0.69	715	5.36	0.69
Other consumer	62	0.47	n/m	73	0.55	n/m
Total consumer	8,593	64.85	1.87	8,520	63.86	1.85
U.S. commercial (2)	2,567	19.37	0.64	2,600	19.49	0.69
Non-U.S. commercial	766	5.78	0.60	842	6.31	0.68
Commercial real estate	1,287	9.71	1.88	1,342	10.06	1.84
Commercial lease financing	38	0.29	0.25	38	0.28	0.26
Total commercial	4,658	35.15	0.76	4,822	36.14	0.82
Allowance for loan and lease losses	13,251	100.00%	1.24	13,342	100.00%	1.27
Reserve for unfunded lending commitments	1,100			1,209
Allowance for credit losses	$14,351			$14,551
(1)Ratios are calculated as allowance for loan and lease losses as a percentage of loans and leases outstanding excluding loans accounted for under the fair value option.
(2)Includes allowance for loan and lease losses for U.S. small business commercial loans of $1.2 billion and $1.0 billion at September 30, 2024 and December 31, 2023.
n/m = not meaningful
Net charge-offs for the three and nine months ended September 30, 2024 were $1.5 billion and $4.6 billion compared to $931 million and $2.6 billion for the same periods in 2023 primarily due to credit card loans and the commercial real estate office portfolio. The provision for credit losses increased $308 million to $1.5 billion and $1.1 billion to $4.4 billion for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The provision for credit losses for the current-year periods was primarily driven by credit card loans and the commercial real estate office portfolio. The provision for credit losses for the consumer portfolio, including unfunded lending commitments, decreased $93 million to $1.1 billion and $86 million to $3.2 billion for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The provision for credit losses for the commercial portfolio, including unfunded lending commitments, increased $401 million to $417 million and $1.2 billion to $1.2 billion for the three and nine months ended September 30, 2024 compared to the same periods in 2023.
Table 37 presents a rollforward of the allowance for credit losses, including certain loan and allowance ratios for the three and nine months ended September 30, 2024 and 2023. For more information on the Corporation’s credit loss accounting policies and activity related to the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K and Note 5 – Outstanding Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.

41 Bank of America

Table 37	Allowance for Credit Losses

		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)		2024	2023	2024	2023
Allowance for loan and lease losses, December 31		n/a	n/a	$13,342	$12,682
January 1, 2023 adoption of credit loss standard		n/a	n/a	n/a	(243)
Allowance for loan and lease losses, beginning of period		$13,238	$12,950	$13,342	$12,439
Loans and leases charged off
Residential mortgage		(5)	(8)	(18)	(26)
Home equity		(10)	(7)	(16)	(18)
Credit card		(1,084)	(814)	(3,235)	(2,220)
Direct/Indirect consumer		(101)	(57)	(292)	(153)
Other consumer		(71)	(123)	(221)	(406)
Total consumer charge-offs		(1,271)	(1,009)	(3,782)	(2,823)
U.S. commercial (1)		(288)	(131)	(710)	(371)
Non-U.S. commercial		(60)	—	(61)	(31)
Commercial real estate		(180)	(44)	(762)	(139)
Commercial lease financing		(1)	(3)	(2)	(3)
Total commercial charge-offs		(529)	(178)	(1,535)	(544)
Total loans and leases charged off		(1,800)	(1,187)	(5,317)	(3,367)
Recoveries of loans and leases previously charged off
Residential mortgage		7	6	17	21
Home equity		15	21	48	60
Credit card		156	141	453	436
Direct/Indirect consumer		45	32	120	110
Other consumer		4	5	13	19
Total consumer recoveries		227	205	651	646
U.S. commercial (2)		29	44	72	92
Non-U.S. commercial		—	2	13	13
Commercial real estate		9	5	15	9
Commercial lease financing		1	—	1	—
Total commercial recoveries		39	51	101	114
Total recoveries of loans and leases previously charged off		266	256	752	760
Net charge-offs		(1,534)	(931)	(4,565)	(2,607)
Provision for loan and lease losses		1,547	1,268	4,479	3,477
Other		—	—	(5)	(22)
Allowance for loan and lease losses, September 30		13,251	13,287	13,251	13,287
Reserve for unfunded lending commitments, beginning of period		1,104	1,388	1,209	1,540
Provision for unfunded lending commitments		(5)	(34)	(110)	(187)
Other		1	(1)	1	—
Reserve for unfunded lending commitments, September 30		1,100	1,353	1,100	1,353
Allowance for credit losses, September 30		$14,351	$14,640	$14,351	$14,640

Loan and allowance ratios (3):
Loans and leases outstanding at September 30		$1,071,628	$1,044,899	$1,071,628	$1,044,899
Allowance for loan and lease losses as a percentage of total loans and leases outstanding at September 30		1.24%	1.27%	1.24%	1.27%
Consumer allowance for loan and lease losses as a percentage of total consumer loans and leases outstanding at September 30		1.87	1.78	1.87	1.78
Commercial allowance for loan and lease losses as a percentage of total commercial loans and leases outstanding at September 30		0.76	0.87	0.76	0.87
Average loans and leases outstanding		$1,055,975	$1,041,972	$1,049,689	$1,040,116
Annualized net charge-offs as a percentage of average loans and leases outstanding		0.58%	0.35%	0.58%	0.34%
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases at September 30		235	275	235	275
Ratio of the allowance for loan and lease losses at September 30 to annualized net charge-offs		2.17	3.60	2.17	3.81
Amounts included in allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at September 30 (4)		$8,640	$5,330	$8,640	$5,330
Allowance for loan and lease losses as a percentage of total nonperforming loans and leases, excluding the allowance for loan and lease losses for loans and leases that are excluded from nonperforming loans and leases at September 30 (4)		82%	165%	82%	165%
(1)Includes U.S. small business commercial charge-offs of $135 million and $383 million for the three and nine months ended September 30, 2024 compared to $94 million and $254 million for the same periods in 2023.
(2)Includes U.S. small business commercial recoveries of $11 million and $33 million for the three and nine months ended September 30, 2024 compared to $12 million and $32 million for the same periods in 2023.
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
Table 38 presents period-end, average, high and low daily trading VaR for the three months ended September 30, 2024, June 30, 2024 and September 30, 2023 using a 99 percent confidence level. The amounts disclosed in Table 38 and Table 39 align to the view of covered positions used in the Basel 3 capital calculations. Foreign exchange and commodity positions are always considered covered positions, regardless of trading or banking treatment for the trade, except for structural foreign currency positions that are excluded with prior regulatory approval.
The average of total covered positions and less liquid trading positions portfolio VaR decreased for the three months ended September 30, 2024 compared to the prior quarter due to a reduction in interest rate risk.

Table 38	Market Risk VaR for Trading Activities

	Three Months Ended												Nine Months Ended September 30
	September 30, 2024				June 30, 2024				September 30, 2023
(Dollars in millions)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	Period End	Average	High (1)	Low (1)	2024 Average	2023 Average
Foreign exchange	$30	$34	$41	$26	$30	$32	$40	$25	$25	$25	$33	$12	$34	$29
Interest rate	36	42	75	30	76	70	91	50	46	51	86	35	58	48
Credit	57	62	72	57	66	54	69	44	62	49	62	43	54	61
Equity	29	21	29	16	19	20	26	14	13	15	23	11	19	19
Commodities	11	10	16	8	10	9	12	8	10	8	10	6	10	9
Portfolio diversification	(95)	(99)	n/a	n/a	(120)	(104)	n/a	n/a	(90)	(92)	n/a	n/a	(102)	(104)
Total covered positions portfolio	68	70	88	57	81	81	99	64	66	56	74	41	73	62
Impact from less liquid exposures (2)	11	8	n/a	n/a	2	9	n/a	n/a	21	13	n/a	n/a	10	22
Total covered positions and less liquid trading positions portfolio	79	78	94	63	83	90	110	73	87	69	91	52	83	84
Fair value option loans	18	15	18	12	15	21	45	12	16	19	21	16	17	27
Fair value option hedges	11	10	11	8	8	16	27	8	10	11	13	9	11	14
Fair value option portfolio diversification	(15)	(12)	n/a	n/a	(10)	(23)	n/a	n/a	(14)	(17)	n/a	n/a	(15)	(24)
Total fair value option portfolio	14	13	14	12	13	14	24	10	12	13	14	12	13	17
Portfolio diversification	(11)	(10)	n/a	n/a	(8)	(8)	n/a	n/a	(2)	(5)	n/a	n/a	(9)	(7)
Total market-based portfolio	$82	$81	99	68	$88	$96	117	82	$97	$77	103	58	$87	$94
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

43 Bank of America

The following graph presents the daily covered positions and less liquid trading positions portfolio VaR for the previous five quarters, corresponding to the data in Table 38.
Additional VaR statistics produced within our single VaR model are provided in Table 39 at the same level of detail as in Table 38. Evaluating VaR with additional statistics allows for an increased understanding of the risks in the portfolio, as the historical market data used in the VaR calculation does not necessarily follow a predefined statistical distribution. Table 39 presents average trading VaR statistics at 99 percent and 95 percent confidence levels for the three months ended September 30, 2024, June 30, 2024 and September 30, 2023.

Table 39	Average Market Risk VaR for Trading Activities – 99 percent and 95 percent VaR Statistics

	Three Months Ended
	September 30, 2024		June 30, 2024		September 30, 2023
(Dollars in millions)	99 percent	95 percent	99 percent	95 percent	99 percent	95 percent
Foreign exchange	$34	$22	$32	$21	$25	$16
Interest rate	42	23	70	36	51	28
Credit	62	34	54	30	49	29
Equity	21	11	20	10	15	7
Commodities	10	6	9	5	8	5
Portfolio diversification	(99)	(60)	(104)	(63)	(92)	(53)
Total covered positions portfolio	70	36	81	39	56	32
Impact from less liquid exposures	8	3	9	6	13	6
Total covered positions and less liquid trading positions portfolio	78	39	90	45	69	38
Fair value option loans	15	9	21	13	19	11
Fair value option hedges	10	6	16	9	11	7
Fair value option portfolio diversification	(12)	(7)	(23)	(14)	(17)	(11)
Total fair value option portfolio	13	8	14	8	13	7
Portfolio diversification	(10)	(5)	(8)	(5)	(5)	(4)
Total market-based portfolio	$81	$42	$96	$48	$77	$41
Backtesting
The accuracy of the VaR methodology is evaluated by backtesting, which compares the daily VaR results, utilizing a one-day holding period, against a comparable subset of trading revenue. For more information on our backtesting process, see Trading Risk Management – Backtesting in the MD&A of the Corporation’s 2023 Annual Report on Form 10-K.
During the three and nine months ended September 30, 2024, there were no days where this subset of trading revenue had losses that exceeded our total covered portfolio VaR, utilizing a one-day holding period.
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
The following histogram is a graphic depiction of trading volatility and illustrates the daily level of trading-related revenue for the three months ended September 30, 2024 compared to the three months ended June 30, 2024 and March 31, 2024. During the three months ended September 30, 2024, positive trading-related revenue was recorded for 100 percent of the trading days, of which 98 percent were daily trading gains of over $25 million. This compares to the three months ended June 30, 2024, where positive trading-related revenue was recorded for 100 percent of the trading days, of which 95 percent were daily trading gains of over $25 million. During the three months ended March 31, 2024, positive trading-related revenue was recorded for 100 percent of the trading days, of which 97 percent were daily trading gains of over $25 million.

Bank of America 44

Histogram of Daily Trading-related Revenue
35
30
25
20
15
10
5
0
Number of Days
0 to 25
25 to 50
50 to 75
75 to 100
greater than 100
Revenue (dollars in millions)
Three Months Ended Mar 31, 2024
Three Months Ended Jun 30, 2024
Three Months Ended Sep 30, 2024

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
Table 40 presents the spot and 12-month forward rates used in our baseline forecasts at September 30, 2024 and December 31, 2023.

Table 40	Forward Rates

	Federal Funds	SOFR	10-Year SOFR
	September 30, 2024
Spot rates	5.00%	4.96%	3.32%
12-month forward rates	3.25	3.10	3.30

	December 31, 2023
Spot rates	5.50%	5.38%	3.47%
12-month forward rates	3.89	3.93	3.32
Table 41 shows the potential pretax impact to net interest income over the next 12 months from September 30, 2024 and December 31, 2023 resulting from instantaneous parallel and non-parallel shocks to the market-based forward curve. Periodically, we evaluate the scenarios presented so that they are meaningful in the context of the current rate environment.

Table 41	Estimated Banking Book Net Interest Income Sensitivity to Curve Changes

	Short Rate (bps)	Long Rate (bps)	Dynamic Deposits (1)	Static Deposits (1)	Static Deposits (1)
(Dollars in billions)			September 30 2024	September 30 2024	December 31 2023
Parallel Shifts
+100 bps instantaneous shift	+100	+100	$1.8	$3.4	$3.5
-100 bps instantaneous shift	-100	-100	(2.7)	(3.5)	(3.1)
+200 bps instantaneous shift	+200	+200	3.0	6.6	n/a
-200 bps instantaneous shift	-200	-200	(6.3)	(7.3)	n/a
Flatteners
Short-end instantaneous change	+100	—	1.7	3.1	3.2
Long-end instantaneous change	—	-100	(0.1)	(0.4)	(0.3)
Steepeners
Short-end instantaneous change	-100	—	(2.4)	(3.1)	(2.8)
Long-end instantaneous change	—	+100	0.2	0.4	0.3
(1)Dynamic Deposit sensitivity reflects behavioral customer deposit balance changes that could occur under various scenarios while Static Deposits assumes no deposit balance change.
n/a = not applicable

45 Bank of America

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

Bank of America 46

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
There were no significant gains or losses related to the change in fair value of MSRs, IRLCs and LHFS, net of gains and losses on the hedge portfolio, for the three and nine months ended September 30, 2024 and 2023. For more information on MSRs, see Note 14 – Fair Value Measurements to the Consolidated Financial Statements.
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
Reputational risk can arise if we do not meet our climate-related goals, or are perceived to be inadequately responsive to climate change.
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

47 Bank of America

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
For more information on climate-related matters and the Corporation’s climate-related goals and targets, including the Corporation’s plans to achieve its Net Zero goal and its 2030 targets, and progress on its sustainable finance goal, see the Corporation’s website, including its 2024 Sustainability at Bank of America document. The contents of the Corporation’s website, including the 2024 Sustainability at Bank of America document, are not incorporated by reference into this Quarterly Report on Form 10-Q.
The foregoing discussion and the statements on the Corporation’s website, including in the 2024 Sustainability at Bank of America document, regarding the Corporation’s climate-related goals and targets, its approach with respect to climate risk management, and the nature and extent of climate-related risks, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future results or performance and involve certain known and unknown risks, uncertainties and assumptions that are difficult to predict and are often beyond the Corporation’s control. Actual outcomes and results may differ materially from those expressed in, or implied by, any of these forward-looking statements.
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

Bank of America 48

Non-GAAP Reconciliations
Table 42 provides reconciliations of certain non-GAAP financial measures to the most directly comparable GAAP financial measures.

Table 42	Average and Period-end Supplemental Financial Data and Reconciliations to GAAP Financial Measures (1)

	2024 Quarters			2023 Quarters		Nine Months Ended September 30
(Dollars in millions)	Third	Second	First	Fourth	Third	2024	2023
Reconciliation of average shareholders’ equity to average tangible shareholders’ equity and average tangible common shareholders’ equity
Shareholders’ equity	$294,985	$293,403	$292,511	$288,618	$284,975	$293,638	$281,579
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)	(69,022)
Intangible assets (excluding MSRs)	(1,951)	(1,971)	(1,990)	(2,010)	(2,029)	(1,971)	(2,049)
Related deferred tax liabilities	864	869	874	886	890	869	895
Tangible shareholders’ equity	$224,877	$223,280	$222,374	$218,473	$214,815	$223,515	$211,403
Preferred stock	(25,984)	(28,113)	(28,397)	(28,397)	(28,397)	(27,493)	(28,397)
Tangible common shareholders’ equity	$198,893	$195,167	$193,977	$190,076	$186,418	$196,022	$183,006
Reconciliation of period-end shareholders’ equity to period-end tangible shareholders’ equity and period-end tangible common shareholders’ equity
Shareholders’ equity	$296,512	$293,892	$293,552	$291,646	$287,064
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,938)	(1,958)	(1,977)	(1,997)	(2,016)
Related deferred tax liabilities	859	864	869	874	886
Tangible shareholders’ equity	$226,412	$223,777	$223,423	$221,502	$216,913
Preferred stock	(24,554)	(26,548)	(28,397)	(28,397)	(28,397)
Tangible common shareholders’ equity	$201,858	$197,229	$195,026	$193,105	$188,516
Reconciliation of period-end assets to period-end tangible assets
Assets	$3,324,293	$3,257,996	$3,273,803	$3,180,151	$3,153,090
Goodwill	(69,021)	(69,021)	(69,021)	(69,021)	(69,021)
Intangible assets (excluding MSRs)	(1,938)	(1,958)	(1,977)	(1,997)	(2,016)
Related deferred tax liabilities	859	864	869	874	886
Tangible assets	$3,254,193	$3,187,881	$3,203,674	$3,110,007	$3,082,939
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
Changes in Internal Control Over Financial Reporting
There have been no changes in the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

49 Bank of America

Part I. Financial Information
Item 1. Financial Statements
Bank of America Corporation and Subsidiaries

Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share information)	2024	2023	2024	2023
Net interest income
Interest income	$37,491	$33,624	$110,630	$94,633
Interest expense	23,524	19,245	68,929	51,648
Net interest income	13,967	14,379	41,701	42,985

Noninterest income
Fees and commissions	9,119	8,135	26,748	23,990
Market making and similar activities	3,278	3,325	10,464	11,734
Other income (loss)	(1,019)	(672)	(2,373)	(2,087)
Total noninterest income	11,378	10,788	34,839	33,637
Total revenue, net of interest expense	25,345	25,167	76,540	76,622

Provision for credit losses	1,542	1,234	4,369	3,290

Noninterest expense
Compensation and benefits	9,916	9,551	29,937	28,870
Occupancy and equipment	1,836	1,795	5,465	5,370
Information processing and communications	1,784	1,676	5,347	5,017
Product delivery and transaction related	849	880	2,591	2,726
Professional fees	723	545	1,925	1,609
Marketing	504	501	1,446	1,472
Other general operating	867	890	3,314	3,050
Total noninterest expense	16,479	15,838	50,025	48,114
Income before income taxes	7,324	8,095	22,146	25,218
Income tax expense	428	293	1,679	1,847
Net income	$6,896	$7,802	$20,467	$23,371
Preferred stock dividends	516	532	1,363	1,343
Net income applicable to common shareholders	$6,380	$7,270	$19,104	$22,028

Per common share information
Earnings	$0.82	$0.91	$2.42	$2.74
Diluted earnings	0.81	0.90	2.40	2.72
Average common shares issued and outstanding	7,818.0	8,017.1	7,894.7	8,041.3
Average diluted common shares issued and outstanding	7,902.1	8,075.9	7,965.0	8,153.4

Consolidated Statement of Comprehensive Income

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023
Net income	$6,896	$7,802	$20,467	$23,371
Other comprehensive income (loss), net-of-tax:
Net change in debt securities	417	(642)	444	81
Net change in debit valuation adjustments	—	(25)	(135)	(419)
Net change in derivatives	2,830	(366)	3,100	(317)
Employee benefit plan adjustments	27	6	75	25
Net change in foreign currency translation adjustments	21	(23)	(30)	(6)
Other comprehensive income (loss)	3,295	(1,050)	3,454	(636)
Comprehensive income (loss)	$10,191	$6,752	$23,921	$22,735

See accompanying Notes to Consolidated Financial Statements.

Bank of America 50

Bank of America Corporation and Subsidiaries

Consolidated Balance Sheet
	September 30 2024	December 31 2023
(Dollars in millions)
Assets
Cash and due from banks	$24,847	$27,892
Interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks	270,742	305,181
Cash and cash equivalents	295,589	333,073
Time deposits placed and other short-term investments	8,151	8,346
Federal funds sold and securities borrowed or purchased under agreements to resell (includes $176,229 and $133,053 measured at fair value)	337,706	280,624
Trading account assets (includes $181,996 and $130,815 pledged as collateral)	342,135	277,354
Derivative assets	34,182	39,323
Debt securities:
Carried at fair value	325,436	276,852
Held-to-maturity, at cost (fair value $481,887 and $496,597)	567,553	594,555
Total debt securities	892,989	871,407
Loans and leases (includes $4,172 and $3,569 measured at fair value)	1,075,800	1,053,732
Allowance for loan and lease losses	(13,251)	(13,342)
Loans and leases, net of allowance	1,062,549	1,040,390
Premises and equipment, net	12,033	11,855
Goodwill	69,021	69,021
Loans held-for-sale (includes $3,141 and $2,059 measured at fair value)	10,351	6,002
Customer and other receivables	91,267	81,881
Other assets (includes $17,254 and $11,861 measured at fair value)	168,320	160,875
Total assets	$3,324,293	$3,180,151

Liabilities
Deposits in U.S. offices:
Noninterest-bearing	$498,263	$530,619
Interest-bearing (includes $443 and $284 measured at fair value)	1,308,856	1,273,904
Deposits in non-U.S. offices:
Noninterest-bearing	15,457	16,427
Interest-bearing	107,776	102,877
Total deposits	1,930,352	1,923,827
Federal funds purchased and securities loaned or sold under agreements to repurchase (includes $243,431 and $178,609 measured at fair value)	397,958	283,887
Trading account liabilities	98,316	95,530
Derivative liabilities	43,131	43,432
Short-term borrowings (includes $6,478 and $4,690 measured at fair value)	38,440	32,098
Accrued expenses and other liabilities (includes $16,036 and $11,473 measured at fair value and $1,100 and $1,209 of reserve for unfunded lending commitments)	222,657	207,527
Long-term debt (includes $53,554 and $42,809 measured at fair value)	296,927	302,204
Total liabilities	3,027,781	2,888,505
Commitments and contingencies (Note 6 – Securitizations and Other Variable Interest Entities and Note 10 – Commitments and Contingencies)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized – 100,000,000 shares; issued and outstanding – 3,933,917 and 4,088,099 shares	24,554	28,397
Common stock and additional paid-in capital, $0.01 par value; authorized – 12,800,000,000 shares; issued and outstanding – 7,688,767,832 and 7,895,457,665 shares	48,338	56,365
Retained earnings	237,954	224,672
Accumulated other comprehensive income (loss)	(14,334)	(17,788)
Total shareholders’ equity	296,512	291,646
Total liabilities and shareholders’ equity	$3,324,293	$3,180,151

Assets of consolidated variable interest entities included in total assets above (isolated to settle the liabilities of the variable interest entities)
Trading account assets	$6,280	$6,054
Loans and leases	19,267	18,276
Allowance for loan and lease losses	(923)	(826)
Loans and leases, net of allowance	18,344	17,450
All other assets	278	269
Total assets of consolidated variable interest entities	$24,902	$23,773
Liabilities of consolidated variable interest entities included in total liabilities above
Short-term borrowings (includes $0 and $23 of non-recourse short-term borrowings)	$3,542	$2,957
Long-term debt (includes $8,873 and $8,456 of non-recourse debt)	8,873	8,456
All other liabilities (includes $22 and $19 of non-recourse liabilities)	22	19
Total liabilities of consolidated variable interest entities	$12,437	$11,432
See accompanying Notes to Consolidated Financial Statements.

51 Bank of America

Bank of America Corporation and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock and Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(In millions)		Shares	Amount
Balance, June 30, 2024	$26,548	7,774.8	$51,376	$233,597	$(17,629)	$293,892
Net income				6,896		6,896
Net change in debt securities					417	417
Net change in derivatives					2,830	2,830
Employee benefit plan adjustments					27	27
Net change in foreign currency translation adjustments					21	21
Dividends declared:
Common				(2,021)		(2,021)
Preferred				(510)		(510)
Redemption of preferred stock	(1,994)			(6)		(2,000)
Common stock issued under employee plans, net, and other		2.2	496	(2)		494
Common stock repurchased		(88.2)	(3,534)			(3,534)
Balance, September 30, 2024	$24,554	7,688.8	$48,338	$237,954	$(14,334)	$296,512
Balance, December 31, 2023	$28,397	7,895.5	$56,365	$224,672	$(17,788)	$291,646
Net income				20,467		20,467
Net change in debt securities					444	444
Net change in debit valuation adjustments					(135)	(135)
Net change in derivatives					3,100	3,100
Employee benefit plan adjustments					75	75
Net change in foreign currency translation adjustments					(30)	(30)
Dividends declared:
Common				(5,818)		(5,818)
Preferred				(1,352)		(1,352)
Redemption of preferred stock	(3,843)			(11)		(3,854)
Common stock issued under employee plans, net, and other		46.6	1,542	(4)		1,538
Common stock repurchased		(253.3)	(9,569)			(9,569)
Balance, September 30, 2024	$24,554	7,688.8	$48,338	$237,954	$(14,334)	$296,512
Balance, June 30, 2023	$28,397	7,953.6	$57,267	$218,397	$(20,742)	$283,319
Net income				7,802		7,802
Net change in debt securities					(642)	(642)
Net change in debit valuation adjustments					(25)	(25)
Net change in derivatives					(366)	(366)
Employee benefit plan adjustments					6	6
Net change in foreign currency translation adjustments					(23)	(23)
Dividends declared:
Common				(1,919)		(1,919)
Preferred				(531)		(531)
Common stock issued under employee plans, net, and other		2.3	443			443
Common stock repurchased		(32.5)	(1,000)			(1,000)
Balance, September 30, 2023	$28,397	7,923.4	$56,710	$223,749	$(21,792)	$287,064
Balance, December 31, 2022	$28,397	7,996.8	$58,953	$207,003	$(21,156)	$273,197
Cumulative adjustment for adoption of credit loss accounting standard				184		184
Net income				23,371		23,371
Net change in debt securities					81	81
Net change in debit valuation adjustments					(419)	(419)
Net change in derivatives					(317)	(317)
Employee benefit plan adjustments					25	25
Net change in foreign currency translation adjustments					(6)	(6)
Dividends declared:
Common				(5,459)		(5,459)
Preferred				(1,343)		(1,343)
Common stock issued under employee plans, net, and other		45.1	1,522	(7)		1,515
Common stock repurchased		(118.5)	(3,765)			(3,765)
Balance, September 30, 2023	$28,397	7,923.4	$56,710	$223,749	$(21,792)	$287,064

See accompanying Notes to Consolidated Financial Statements.

Bank of America 52

Bank of America Corporation and Subsidiaries

Consolidated Statement of Cash Flows

	Nine Months Ended September 30
(Dollars in millions)	2024	2023
Operating activities
Net income	$20,467	$23,371
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4,369	3,290
Losses on sales of debt securities	6	404
Depreciation and amortization	1,630	1,530
Net (accretion) amortization of discount/premium on debt securities	(354)	155
Deferred income taxes	(1,228)	(1,440)
Stock-based compensation	2,542	2,214
Loans held-for-sale:
Originations and purchases	(26,279)	(11,545)
Proceeds from sales and paydowns of loans originally classified as held for sale and instruments from related securitization activities	21,646	10,716
Net change in:
Trading and derivative assets/liabilities	(56,685)	4,681
Other assets	(20,257)	(6,887)
Accrued expenses and other liabilities	14,581	(18,086)
Other operating activities, net	4,843	3,855
Net cash provided by (used in) operating activities	(34,719)	12,258
Investing activities
Net change in:
Time deposits placed and other short-term investments	195	(736)
Federal funds sold and securities borrowed or purchased under agreements to resell	(54,582)	(41,675)
Debt securities carried at fair value:
Proceeds from sales	52,594	94,080
Proceeds from paydowns and maturities	217,602	50,008
Purchases	(312,186)	(90,855)
Held-to-maturity debt securities:
Proceeds from paydowns and maturities	26,033	28,517
Purchases	—	(98)
Loans and leases:
Proceeds from sales of loans originally classified as held for investment and instruments from related securitization activities	7,129	7,734
Purchases	(4,151)	(3,935)
Other changes in loans and leases, net	(29,874)	(9,973)
Other investing activities, net	(2,863)	(4,271)
Net cash provided by (used in) investing activities	(100,103)	28,796
Financing activities
Net change in:
Deposits	6,525	(45,740)
Federal funds purchased and securities loaned or sold under agreements to repurchase	114,071	105,068
Short-term borrowings	7,623	13,264
Long-term debt:
Proceeds from issuance	42,593	52,955
Retirement	(52,711)	(32,167)
Preferred stock redemption	(3,854)	—
Common stock repurchased	(9,569)	(3,765)
Cash dividends paid	(7,228)	(6,854)
Other financing activities, net	(313)	(707)
Net cash provided by financing activities	97,137	82,054
Effect of exchange rate changes on cash and cash equivalents	201	(1,585)
Net increase (decrease) in cash and cash equivalents	(37,484)	121,523
Cash and cash equivalents at January 1	333,073	230,203
Cash and cash equivalents at September 30	$295,589	$351,726

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

Bank of America 54

NOTE 2 Net Interest Income and Noninterest Income
The table below presents the Corporation’s net interest income and noninterest income disaggregated by revenue source for the three and nine months ended September 30, 2024 and 2023. For more information, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K. For a disaggregation of noninterest income by business segment and All Other, see Note 17 – Business Segment Information.

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023
Net interest income
Interest income
Loans and leases	$15,725	$14,830	$46,303	$41,897
Debt securities	6,833	4,658	19,295	14,809
Federal funds sold and securities borrowed or purchased under agreements to resell	5,196	4,888	15,530	13,555
Trading account assets	2,726	2,217	7,697	6,321
Other interest income (1)	7,011	7,031	21,805	18,051
Total interest income	37,491	33,624	110,630	94,633

Interest expense
Deposits	10,125	7,340	28,918	17,439
Short-term borrowings	8,940	7,629	26,545	22,164
Trading account liabilities	538	510	1,624	1,486
Long-term debt	3,921	3,766	11,842	10,559
Total interest expense	23,524	19,245	68,929	51,648
Net interest income	$13,967	$14,379	$41,701	$42,985

Noninterest income
Fees and commissions
Card income
Interchange fees (2)	$1,030	$994	$2,984	$2,973
Other card income	588	526	1,678	1,562
Total card income	1,618	1,520	4,662	4,535
Service charges
Deposit-related fees	1,198	1,124	3,492	3,266
Lending-related fees	354	340	1,009	972
Total service charges	1,552	1,464	4,501	4,238
Investment and brokerage services
Asset management fees	3,533	3,103	10,173	8,990
Brokerage fees	1,013	860	2,880	2,664
Total investment and brokerage services	4,546	3,963	13,053	11,654
Investment banking fees
Underwriting income	742	531	2,512	1,757
Syndication fees	274	209	886	620
Financial advisory services	387	448	1,134	1,186
Total investment banking fees	1,403	1,188	4,532	3,563
Total fees and commissions	9,119	8,135	26,748	23,990
Market making and similar activities	3,278	3,325	10,464	11,734
Other income (loss)	(1,019)	(672)	(2,373)	(2,087)
Total noninterest income	$11,378	$10,788	$34,839	$33,637
(1)Includes interest income on interest-bearing deposits with the Federal Reserve, non-U.S. central banks and other banks of $4.1 billion and $4.6 billion for the three months ended September 30, 2024 and 2023, and $13.2 billion and $10.9 billion for the nine months ended September 30, 2024 and 2023.
(2)Gross interchange fees and merchant income are $3.4 billion at both the three months ended September 30, 2024 and 2023 and both are presented net of $2.4 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods. Gross interchange fees and merchant income were $10.1 billion and $9.9 billion for the nine months ended September 30, 2024 and 2023 and are presented net of $7.1 billion and $7.0 billion of expenses for rewards and partner payments as well as certain other card costs for the same periods.

55 Bank of America

NOTE 3 Derivatives
Derivative Balances
Derivatives are entered into on behalf of customers, for trading or to support risk management activities. Derivatives used in risk management activities include derivatives that may or may not be designated in qualifying hedge accounting relationships. Derivatives that are not designated in qualifying hedge accounting relationships are referred to as other risk management derivatives. For more information on the Corporation’s derivatives and hedging activities, see Note 1 – Summary of Significant Accounting Principles and Note 3 –
Derivatives to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K. The following tables present derivative instruments included on the Consolidated Balance Sheet in derivative assets and liabilities at September 30, 2024 and December 31, 2023. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements and have been reduced by cash collateral received or paid.

		September 30, 2024
		Gross Derivative Assets			Gross Derivative Liabilities
(Dollars in billions)	Contract/ Notional (1)	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total	Trading and Other Risk Management Derivatives	Qualifying Accounting Hedges	Total
Interest rate contracts
Swaps	$22,719.7	$78.0	$7.3	$85.3	$70.7	$14.0	$84.7
Futures and forwards	3,876.7	2.0	—	2.0	2.2	—	2.2
Written options (2)	1,963.2	—	—	—	27.5	—	27.5
Purchased options (3)	1,928.7	29.0	—	29.0	—	—	—
Foreign exchange contracts
Swaps	2,211.1	37.4	—	37.4	35.9	—	35.9
Spot, futures and forwards	5,403.9	46.8	0.1	46.9	48.3	0.7	49.0
Written options (2)	613.7	—	—	—	7.2	—	7.2
Purchased options (3)	564.8	6.8	—	6.8	—	—	—
Equity contracts
Swaps	499.5	15.4	—	15.4	21.9	—	21.9
Futures and forwards	154.9	2.5	—	2.5	1.6	—	1.6
Written options (2)	1,016.1	—	—	—	76.0	—	76.0
Purchased options (3)	929.1	65.1	—	65.1	—	—	—
Commodity contracts
Swaps	72.6	3.2	—	3.2	4.4	—	4.4
Futures and forwards	205.3	5.9	—	5.9	5.0	0.1	5.1
Written options (2)	77.9	—	—	—	3.2	—	3.2
Purchased options (3)	79.4	2.8	—	2.8	—	—	—
Credit derivatives (4)
Purchased credit derivatives:
Credit default swaps	538.9	1.5	—	1.5	2.8	—	2.8
Total return swaps/options	114.8	0.4	—	0.4	1.0	—	1.0
Written credit derivatives:
Credit default swaps	514.8	2.2	—	2.2	1.4	—	1.4
Total return swaps/options	91.4	0.9	—	0.9	0.1	—	0.1
Gross derivative assets/liabilities		$299.9	$7.4	$307.3	$309.2	$14.8	$324.0
Less: Legally enforceable master netting agreements				(246.7)			(246.7)
Less: Cash collateral received/paid				(26.4)			(34.2)
Total derivative assets/liabilities				$34.2			$43.1
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
(4)The net derivative asset (liability) and notional amount of written credit derivatives for which the Corporation held purchased credit derivatives with identical underlying referenced names were $699 million and $484.2 billion at September 30, 2024.

Bank of America 56

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
The following table presents derivative instruments included in derivative assets and liabilities on the Consolidated Balance Sheet at September 30, 2024 and December 31, 2023 by primary risk (e.g., interest rate risk) and the platform, where applicable, on which these derivatives are transacted. Balances are presented on a gross basis, prior to the application of counterparty and cash collateral netting. Total gross derivative assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements, which include reducing the balance for counterparty netting and cash collateral received or paid.
For more information on offsetting of securities financing agreements, see Note 9 – Securities Financing Agreements, Collateral and Restricted Cash.

57 Bank of America

Offsetting of Derivatives (1)

	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
(Dollars in billions)	September 30, 2024		December 31, 2023
Interest rate contracts
Over-the-counter	$113.1	$110.5	$119.2	$117.7
Exchange-traded	0.2	0.2	0.2	0.2
Over-the-counter cleared	2.3	2.0	4.4	3.3
Foreign exchange contracts
Over-the-counter	89.9	90.4	89.7	90.4
Over-the-counter cleared	0.1	0.1	0.2	0.2
Equity contracts
Over-the-counter	29.1	42.6	24.7	32.2
Exchange-traded	53.3	55.5	34.4	33.9
Commodity contracts
Over-the-counter	8.8	9.6	6.6	8.4
Exchange-traded	2.0	2.1	2.3	2.1
Over-the-counter cleared	0.3	0.4	0.4	0.5
Credit derivatives
Over-the-counter	4.9	5.2	5.7	5.6
Total gross derivative assets/liabilities, before netting
Over-the-counter	245.8	258.3	245.9	254.3
Exchange-traded	55.5	57.8	36.9	36.2
Over-the-counter cleared	2.7	2.5	5.0	4.0
Less: Legally enforceable master netting agreements and cash collateral received/paid
Over-the-counter	(216.6)	(224.4)	(212.1)	(218.9)
Exchange-traded	(54.1)	(54.1)	(35.4)	(35.4)
Over-the-counter cleared	(2.4)	(2.4)	(3.5)	(3.5)
Derivative assets/liabilities, after netting	30.9	37.7	36.8	36.7
Other gross derivative assets/liabilities (2)	3.3	5.4	2.5	6.7
Total derivative assets/liabilities	34.2	43.1	39.3	43.4
Less: Financial instruments collateral (3)	(15.3)	(16.3)	(15.5)	(13.0)
Total net derivative assets/liabilities	$18.9	$26.8	$23.8	$30.4
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
Fair Value Hedges
The following table summarizes information related to fair value hedges for the three and nine months ended September 30, 2024 and 2023.

Bank of America 58

Gains and Losses on Derivatives and Hedged Items Designated in Fair Value Hedges

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$6,091	$(6,090)	$(4,339)	$4,299
Interest rate and foreign currency risk (2)	(576)	581	114	(113)
Interest rate risk on available-for-sale securities (3)	(6,453)	6,446	1,934	(1,927)
Price risk on commodity inventory (4)	(337)	337	410	(410)
Total	$(1,275)	$1,274	$(1,881)	$1,849

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	Derivative	Hedged Item	Derivative	Hedged Item
Interest rate risk on long-term debt (1)	$2,501	$(2,519)	$(4,581)	$4,510
Interest rate and foreign currency risk (2)	47	(33)	229	(225)
Interest rate risk on available-for-sale securities (3)	(3,648)	3,620	787	(795)
Price risk on commodity inventory (4)	(723)	723	582	(582)
Total	$(1,823)	$1,791	$(2,983)	$2,908
(1)Amounts are recorded in interest expense in the Consolidated Statement of Income.
(2)Represents cross-currency interest rate swaps related to available-for-sale debt securities and long-term debt. For the three and nine months ended September 30, 2024, the derivative amount includes gains (losses) of $(6) million and $11 million in interest income, $(577) million and $20 million in market making and similar activities, and $7 million and $16 million in accumulated other comprehensive income (OCI). For the same periods in 2023, the derivative amount includes gains (losses) of $21 million and $22 million in interest income, $2 million and $9 million in interest expense, $90 million and $195 million in market making and similar activities, and $1 million and $3 million in accumulated OCI. Line item totals are in the Consolidated Statement of Income and on the Consolidated Balance Sheet.
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

Designated Fair Value Hedged Assets and Liabilities

	September 30, 2024		December 31, 2023
(Dollars in millions)	Carrying Value	Cumulative Fair Value Adjustments (1)	Carrying Value	Cumulative Fair Value Adjustments (1)
Long-term debt	$122,287	$(2,195)	$203,986	$(5,767)
Available-for-sale debt securities (2, 3)	232,010	1,720	134,077	(1,793)
Trading account assets (4)	3,792	288	7,475	414
(1)Increase (decrease) to carrying value.
(2)These amounts include the amortized cost of the financial assets in closed portfolios used to designate hedging relationships in which the hedged item is a stated layer that is expected to be remaining at the end of the hedging relationship (i.e. portfolio layer hedging relationship). At September 30, 2024 and December 31, 2023, the amortized cost of the closed portfolios used in these hedging relationships was $36.5 billion and $39.1 billion, of which $23.8 billion and $22.5 billion were designated in a portfolio layer hedging relationship. At September 30, 2024 and December 31, 2023, the cumulative adjustment associated with these hedging relationships was an increase of $387 million and $48 million.
(3)Carrying value represents amortized cost.
(4)Represents hedging activities related to certain commodities inventory.
At September 30, 2024 and December 31, 2023, the fair value adjustments from de-designated long-term debt hedges decreased the long-term debt carrying value by $10.9 billion and $10.5 billion. The fair value adjustments from de-designated available-for-sale (AFS) debt securities hedges decreased the AFS debt securities carrying value by $4.7 billion and $5.6 billion. The fair value adjustments are being amortized or accreted into interest over the contractual lives of the assets or liabilities, along with any premiums or discounts.
Cash Flow and Net Investment Hedges
The following table summarizes certain information related to cash flow hedges and net investment hedges for the three and nine months ended September 30, 2024 and 2023. Of the
$4.9 billion after-tax net loss ($6.6 billion pretax) on derivatives in accumulated OCI at September 30, 2024, losses of $2.4 billion after-tax ($3.1 billion pretax) related to both open and closed cash flow hedges are expected to be reclassified into earnings in the next 12 months. These net losses reclassified into earnings are expected to primarily decrease net interest income related to the respective hedged items. For open cash flow hedges, the maximum length of time over which forecasted transactions are hedged is approximately six years. For terminated cash flow hedges, the time period over which the forecasted transactions will be recognized in interest income is approximately five years, with the aggregated amount beyond this time period being insignificant.

59 Bank of America

Gains and Losses on Derivatives Designated as Cash Flow and Net Investment Hedges

	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI	Gains (Losses) Recognized in Accumulated OCI on Derivatives	Gains (Losses) in Income Reclassified from Accumulated OCI
(Dollars in millions, amounts pretax)	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$2,863	$(905)	$1,808	$(2,301)
Price risk on forecasted MBS purchases (1)	—	(2)	—	(6)
Price risk on certain compensation plans (2)	8	8	27	25
Total	$2,871	$(899)	$1,835	$(2,282)
Net investment hedges
Foreign exchange risk (3)	$(1,100)	$(140)	$292	$(140)

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
Cash flow hedges
Interest rate risk on variable-rate portfolios (1)	$(737)	$(263)	$(1,065)	$(612)
Price risk on forecasted MBS purchases (1)	2	—	6	—
Price risk on certain compensation plans (2)	(8)	7	28	18
Total	$(743)	$(256)	$(1,031)	$(594)
Net investment hedges
Foreign exchange risk (3)	$802	$133	$334	$136
(1)Amounts reclassified from accumulated OCI are recorded in interest income in the Consolidated Statement of Income.
(2)Amounts reclassified from accumulated OCI are recorded in compensation and benefits expense in the Consolidated Statement of Income.
(3)Amounts reclassified from accumulated OCI are recorded in other income in the Consolidated Statement of Income. For the three and nine months ended September 30, 2024, amounts excluded from effectiveness testing and recognized in market making and similar activities were gains of $72 million and $178 million. For the same periods in 2023, amounts excluded from effectiveness testing and recognized in market making and similar activities were gains of $36 million and $145 million.
Other Risk Management Derivatives
Other risk management derivatives are used by the Corporation to reduce certain risk exposures by economically hedging various assets and liabilities. The table below presents gains (losses) on these derivatives for the three and nine months ended September 30, 2024 and 2023. These gains (losses) are largely offset by the income or expense recorded on the hedged item.

Gains and Losses on Other Risk Management Derivatives

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023
Interest rate risk on mortgage activities (1, 2)	$55	$(54)	$15	$(51)
Credit risk on loans (2)	(15)	(7)	(30)	(47)
Interest rate and foreign currency risk on asset and liability management activities (3)	(1,221)	381	(1,048)	1,040
Price risk on certain compensation plans (4)	152	(199)	447	184
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
Transfers of Financial Assets with Risk Retained through Derivatives
The Corporation enters into certain transactions involving the transfer of financial assets that are accounted for as sales where substantially all of the economic exposure to the transferred financial assets is retained through derivatives (e.g., interest rate and/or credit), but the Corporation does not retain control over the assets transferred. At September 30, 2024 and December 31, 2023, the Corporation had transferred $3.9 billion and $4.1 billion of non-U.S. government-guaranteed mortgage-backed securities (MBS) to a third-party trust and retained economic exposure to the transferred assets through derivative contracts. In connection with these transfers, the Corporation received gross cash proceeds of $4.0 billion and $4.2 billion at the transfer dates. At September 30, 2024 and December 31, 2023, the fair value of the transferred securities was $3.9 billion and $4.1 billion.
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
The following table, which includes both derivatives and non-derivative cash instruments, identifies the amounts in the respective income statement line items attributable to the Corporation’s sales and trading revenue in Global Markets, categorized by primary risk, for the three and nine months ended September 30, 2024 and 2023. This table includes debit valuation adjustment (DVA) and funding valuation adjustment (FVA) gains (losses). Global Markets results in Note 17 – Business Segment Information are presented on a fully taxable-equivalent (FTE) basis. The following table is not presented on an FTE basis.

Bank of America 60

Sales and Trading Revenue

	Market making and similar activities	Net Interest Income	Other (1)	Total	Market making and similar activities	Net Interest Income	Other (1)	Total
(Dollars in millions)	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
Interest rate risk	$612	$364	$90	$1,066	$2,024	$839	$275	$3,138
Foreign exchange risk	482	36	48	566	1,368	99	87	1,554
Equity risk	1,839	(342)	498	1,995	5,540	(1,110)	1,375	5,805
Credit risk	323	618	142	1,083	1,145	1,822	471	3,438
Other risk (2)	92	25	(159)	(42)	318	85	(190)	213
Total sales and trading revenue	$3,348	$701	$619	$4,668	$10,395	$1,735	$2,018	$14,148

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
Interest rate risk	$815	$80	$90	$985	$2,867	$218	$301	$3,386
Foreign exchange risk	446	32	17	495	1,355	113	55	1,523
Equity risk	1,458	(218)	426	1,666	5,116	(1,566)	1,345	4,895
Credit risk	349	590	93	1,032	1,140	1,865	303	3,308
Other risk (2)	126	(11)	3	118	521	(153)	(8)	360
Total sales and trading revenue	$3,194	$473	$629	$4,296	$10,999	$477	$1,996	$13,472
(1)Represents amounts in investment and brokerage services and other income that are recorded in Global Markets and included in the definition of sales and trading revenue. Includes investment and brokerage services revenue of $562 million and $1.6 billion for the three and nine months ended September 30, 2024 compared to $474 million and $1.5 billion for the same periods in 2023.
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
Credit derivative instruments where the Corporation is the seller of credit protection and their expiration at September 30, 2024 and December 31, 2023 are summarized in the following table.

61 Bank of America

Credit Derivative Instruments

	Less than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
	September 30, 2024
(Dollars in millions)	Carrying Value
Credit default swaps:
Investment grade	$—	$1	$17	$26	$44
Non-investment grade	6	147	745	460	1,358
Total	6	148	762	486	1,402
Total return swaps/options:
Investment grade	27	—	—	—	27
Non-investment grade	105	—	—	—	105
Total	132	—	—	—	132
Total credit derivatives	$138	$148	$762	$486	$1,534
Credit-related notes:
Investment grade	$—	$—	$4	$599	$603
Non-investment grade	4	1	20	1,151	1,176
Total credit-related notes	$4	$1	$24	$1,750	$1,779
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$40,745	$86,391	$214,340	$53,247	$394,723
Non-investment grade	15,779	32,145	60,171	11,999	120,094
Total	56,524	118,536	274,511	65,246	514,817
Total return swaps/options:
Investment grade	62,281	1,502	1,287	334	65,404
Non-investment grade	23,181	2,043	643	103	25,970
Total	85,462	3,545	1,930	437	91,374
Total credit derivatives	$141,986	$122,081	$276,441	$65,683	$606,191

	December 31, 2023
	Carrying Value
Credit default swaps:
Investment grade	$—	$11	$26	$20	$57
Non-investment grade	38	277	601	595	1,511
Total	38	288	627	615	1,568
Total return swaps/options:
Investment grade	59	—	—	—	59
Non-investment grade	149	69	56	5	279
Total	208	69	56	5	338
Total credit derivatives	$246	$357	$683	$620	$1,906
Credit-related notes:
Investment grade	$—	$—	$—	$859	$859
Non-investment grade	—	5	16	1,103	1,124
Total credit-related notes	$—	$5	$16	$1,962	$1,983
	Maximum Payout/Notional
Credit default swaps:
Investment grade	$33,750	$65,015	$83,313	$17,023	$199,101
Non-investment grade	18,061	32,155	33,934	5,827	89,977
Total	51,811	97,170	117,247	22,850	289,078
Total return swaps/options:
Investment grade	40,515	1,503	1,561	23	43,602
Non-investment grade	20,694	1,414	1,907	988	25,003
Total	61,209	2,917	3,468	1,011	68,605
Total credit derivatives	$113,020	$100,087	$120,715	$23,861	$357,683
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
Credit-related Contingent Features and Collateral
Certain of the Corporation’s derivative contracts contain credit risk-related contingent features, primarily in the form of ISDA master netting agreements and credit support documentation that enhance the creditworthiness of these instruments compared to other obligations of the respective counterparty with whom the Corporation has transacted. These contingent features may be for the benefit of the Corporation as well as its

Bank of America 62

counterparties with respect to changes in the Corporation’s creditworthiness and the mark-to-market exposure under the derivative transactions. At September 30, 2024 and December 31, 2023, the Corporation held cash and securities collateral of $106.5 billion and $104.1 billion and posted cash and securities collateral of $95.6 billion and $93.4 billion in the normal course of business under derivative agreements, excluding cross-product margining agreements where clients are permitted to margin on a net basis for both derivative and secured financing arrangements.
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
At September 30, 2024, the amount of collateral, calculated based on the terms of the contracts, that the Corporation and certain subsidiaries could be required to post to counterparties but had not yet posted to counterparties was $3.8 billion, including $2.0 billion for Bank of America, National Association (BANA).
Some counterparties are currently able to unilaterally terminate certain contracts, or the Corporation or certain subsidiaries may be required to take other action such as find a suitable replacement or obtain a guarantee. At September 30, 2024 and December 31, 2023, the liability recorded for these derivative contracts was not significant.
The following table presents the amount of additional collateral that would have been contractually required by derivative contracts and other trading agreements at September 30, 2024 if the rating agencies had downgraded their long-term senior debt ratings for the Corporation or certain subsidiaries by one incremental notch and by an additional second incremental notch. The table also presents derivative liabilities that would be subject to unilateral termination by counterparties upon downgrade of the Corporation's or certain subsidiaries’ long-term senior debt ratings.

Additional Collateral Required to be Posted and Derivative Liabilities Subject to Unilateral Termination Upon Downgrade at September 30, 2024

(Dollars in millions)	One Incremental Notch	Second Incremental Notch
Additional collateral required to be posted upon downgrade
Bank of America Corporation	$116	$740
Bank of America, N.A. and subsidiaries (1)	37	622

Derivative liabilities subject to unilateral termination upon downgrade
Derivative liabilities	$6	$64
Collateral posted	4	23
(1)Included in Bank of America Corporation collateral requirements in this table.
Valuation Adjustments on Derivatives
The table below presents credit valuation adjustment (CVA), DVA and FVA gains (losses) on derivatives (excluding the effect of any related hedge activities), which are recorded in market making and similar activities, for the three and nine months ended September 30, 2024 and 2023. For more information on the valuation adjustments on derivatives, see Note 3 – Derivatives to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.

Valuation Adjustments Gains (Losses) on Derivatives (1)

	Three Months Ended September 30
(Dollars in millions)	2024	2023
Derivative assets (CVA)	$(32)	$30
Derivative assets/liabilities (FVA)	(12)	21
Derivative liabilities (DVA)	2	18

	Nine Months Ended September 30
(Dollars in millions)	2024	2023
Derivative assets (CVA)	$(1)	$151
Derivative assets/liabilities (FVA)	(27)	4
Derivative liabilities (DVA)	(40)	(66)
(1)At September 30, 2024 and December 31, 2023, cumulative CVA reduced the derivative assets balance by $360 million and $359 million, cumulative FVA reduced the net derivative balance by $114 million and $87 million, and cumulative DVA reduced the derivative liabilities balance by $259 million and $299 million.

63 Bank of America

NOTE 4 Securities
The table below presents the amortized cost, gross unrealized gains and losses, and fair value of AFS debt securities, other debt securities carried at fair value and held-to-maturity (HTM) debt securities at September 30, 2024 and December 31, 2023.

Debt Securities

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in millions)	September 30, 2024				December 31, 2023
Available-for-sale debt securities
Mortgage-backed securities:
Agency	$35,978	$15	$(1,399)	$34,594	$39,195	$37	$(1,420)	$37,812
Agency-collateralized mortgage obligations	16,640	21	(157)	16,504	2,739	6	(201)	2,544
Commercial	19,358	78	(450)	18,986	10,909	40	(514)	10,435
Non-agency residential (1)	298	51	(53)	296	449	3	(70)	382
Total mortgage-backed securities	72,274	165	(2,059)	70,380	53,292	86	(2,205)	51,173
U.S. Treasury and government agencies	211,314	255	(1,374)	210,195	179,108	19	(1,461)	177,666
Non-U.S. securities	22,884	52	(22)	22,914	22,868	27	(20)	22,875
Other taxable securities	2,637	2	(30)	2,609	4,910	1	(76)	4,835
Tax-exempt securities	9,764	34	(177)	9,621	10,304	17	(221)	10,100
Total available-for-sale debt securities	318,873	508	(3,662)	315,719	270,482	150	(3,983)	266,649
Other debt securities carried at fair value (2)	9,555	219	(57)	9,717	10,202	56	(55)	10,203
Total debt securities carried at fair value	328,428	727	(3,719)	325,436	280,684	206	(4,038)	276,852
Held-to-maturity debt securities
Agency mortgage-backed securities	438,824	—	(69,878)	368,946	465,456	—	(78,930)	386,526
U.S. Treasury and government agencies	121,683	—	(14,929)	106,754	121,645	—	(17,963)	103,682
Other taxable securities	7,082	1	(896)	6,187	7,490	—	(1,101)	6,389
Total held-to-maturity debt securities	567,589	1	(85,703)	481,887	594,591	—	(97,994)	496,597
Total debt securities (3,4)	$896,017	$728	$(89,422)	$807,323	$875,275	$206	$(102,032)	$773,449
(1)At September 30, 2024 and December 31, 2023, the underlying collateral type included approximately 25 percent and 17 percent prime and 75 percent and 83 percent subprime.
(2)Primarily includes non-U.S. securities used to satisfy certain international regulatory requirements. Any changes in value are reported in market making and similar activities. For detail on the components, see Note 14 – Fair Value Measurements.
(3)Includes securities pledged as collateral of $195.5 billion and $204.9 billion at September 30, 2024 and December 31, 2023.
(4)The Corporation held debt securities from Fannie Mae (FNMA) and Freddie Mac (FHLMC) that each exceeded 10 percent of shareholders’ equity, with an amortized cost of $261.6 billion and $168.2 billion, and a fair value of $220.9 billion and $142.3 billion at September 30, 2024, and an amortized cost of $272.5 billion and $171.5 billion, and a fair value of $226.4 billion and $142.3 billion at December 31, 2023.
At September 30, 2024, the accumulated net unrealized loss on AFS debt securities, excluding the amount related to debt securities previously transferred to held to maturity, included in accumulated OCI was $2.3 billion, net of the related income tax benefit of $793 million. At September 30, 2024 and December 31, 2023, nonperforming AFS debt securities held by the Corporation were not significant.
At September 30, 2024 and December 31, 2023, $849.3 billion and $824.9 billion of AFS and HTM debt securities, which were predominantly U.S. agency and U.S. Treasury securities, have a zero credit loss assumption. For the same periods, the expected credit losses on the remaining $37.2 billion and $40.2 billion of AFS and HTM debt securities were insignificant. For more information on the zero credit loss assumption, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
At September 30, 2024 and December 31, 2023, the Corporation held equity securities at an aggregate fair value of $247 million and $251 million and other equity securities, as valued under the measurement alternative, at a carrying value of $460 million and $377 million, both of which are included in other assets. At both September 30, 2024 and December 31, 2023, the Corporation also held money market investments at a fair value of $1.2 billion, which are included in time deposits placed and other short-term investments.
The gross realized gains and losses on sales of AFS debt securities for the three and nine months ended September 30, 2024 and 2023 are presented in the table below.

Gains and Losses on Sales of AFS Debt Securities

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023
Gross gains	$4	$—	$19	$104
Gross losses	(23)	—	(25)	(508)
Net gains (losses) on sales of AFS debt securities	$(19)	$—	$(6)	$(404)
Income tax expense (benefit) attributable to realized net gains (losses) on sales of AFS debt securities	$(5)	$—	$(1)	$(101)

Bank of America 64

The table below presents the fair value and the associated gross unrealized losses on AFS debt securities and whether these securities have had gross unrealized losses for less than 12 months or for 12 months or longer at September 30, 2024 and December 31, 2023.

Total AFS Debt Securities in a Continuous Unrealized Loss Position

	Less than Twelve Months		Twelve Months or Longer		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
(Dollars in millions)	September 30, 2024
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$11,822	$(61)	$19,671	$(1,338)	$31,493	$(1,399)
Agency-collateralized mortgage obligations	1,979	(2)	1,583	(155)	3,562	(157)
Commercial	6,232	(29)	4,876	(421)	11,108	(450)
Non-agency residential	—	—	162	(53)	162	(53)
Total mortgage-backed securities	20,033	(92)	26,292	(1,967)	46,325	(2,059)
U.S. Treasury and government agencies	110,927	(191)	70,551	(1,183)	181,478	(1,374)
Non-U.S. securities	3,982	(12)	3,000	(10)	6,982	(22)
Other taxable securities	1,360	(2)	1,022	(28)	2,382	(30)
Tax-exempt securities	117	(11)	2,428	(166)	2,545	(177)
Total AFS debt securities in a continuous unrealized loss position	$136,419	$(308)	$103,293	$(3,354)	$239,712	$(3,662)

	December 31, 2023
Continuously unrealized loss-positioned AFS debt securities
Mortgage-backed securities:
Agency	$8,624	$(21)	$20,776	$(1,399)	$29,400	$(1,420)
Agency-collateralized mortgage obligations	—	—	1,701	(201)	1,701	(201)
Commercial	2,363	(27)	4,588	(487)	6,951	(514)
Non-agency residential	—	—	370	(70)	370	(70)
Total mortgage-backed securities	10,987	(48)	27,435	(2,157)	38,422	(2,205)
U.S. Treasury and government agencies	14,907	(12)	69,669	(1,449)	84,576	(1,461)
Non-U.S. securities	7,702	(8)	1,524	(12)	9,226	(20)
Other taxable securities	3,269	(19)	1,437	(57)	4,706	(76)
Tax-exempt securities	466	(5)	2,106	(216)	2,572	(221)
Total AFS debt securities in a continuous unrealized loss position	$37,331	$(92)	$102,171	$(3,891)	$139,502	$(3,983)

65 Bank of America

The remaining contractual maturity distribution and yields of the Corporation’s debt securities carried at fair value and HTM debt securities at September 30, 2024 are summarized in the table below. Actual duration and yields may differ as prepayments on the loans underlying the MBS or other asset-backed securities (ABS) are passed through to the Corporation.

Maturities of Debt Securities Carried at Fair Value and Held-to-maturity Debt Securities

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in millions)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)	Amount	Yield (1)
Amortized cost of debt securities carried at fair value
Mortgage-backed securities:
Agency	$—	—%	$5	3.40%	$6	3.83%	$35,967	4.62%	$35,978	4.62%
Agency-collateralized mortgage obligations	—	—	—	—	1	1.00	16,639	5.92	16,640	5.92
Commercial	119	4.02	5,187	5.02	12,091	4.11	1,973	3.37	19,370	4.28
Non-agency residential	—	—	—	—	—	—	567	11.94	567	11.94
Total mortgage-backed securities	119	4.02	5,192	5.02	12,098	4.11	55,146	5.04	72,555	4.88
U.S. Treasury and government agencies	2,819	4.64	197,391	3.87	13,450	2.78	36	3.95	213,696	3.81
Non-U.S. securities	18,915	3.39	4,962	1.84	4,194	5.01	1,705	4.44	29,776	3.42
Other taxable securities	525	6.16	1,803	5.78	234	4.25	75	2.95	2,637	5.64
Tax-exempt securities	1,018	3.13	3,577	3.65	1,031	3.15	4,138	3.84	9,764	3.62
Total amortized cost of debt securities carried at fair value	$23,396	3.60	$212,925	3.87	$31,007	3.62	$61,100	4.94	$328,428	4.02
Amortized cost of HTM debt securities
Agency mortgage-backed securities	$—	—%	$—	—%	$10	2.70%	$438,814	2.12%	$438,824	2.12%
U.S. Treasury and government agencies	490	2.71	23,190	1.84	98,003	1.28	—	—	121,683	1.39
Other taxable securities	91	1.59	1,137	2.55	120	3.37	5,734	2.53	7,082	2.54
Total amortized cost of HTM debt securities	$581	2.53	$24,327	1.87	$98,133	1.28	$444,548	2.12	$567,589	1.96

Debt securities carried at fair value
Mortgage-backed securities:
Agency	$—		$5		$6		$34,583		$34,594
Agency-collateralized mortgage obligations	—		—		1		16,503		16,504
Commercial	118		5,149		11,940		1,790		18,997
Non-agency residential	—		2		—		560		562
Total mortgage-backed securities	118		5,156		11,947		53,436		70,657
U.S. Treasury and government agencies	2,815		196,614		13,116		34		212,579
Non-U.S. securities	19,103		4,968		4,193		1,703		29,967
Other taxable securities	525		1,799		218		70		2,612
Tax-exempt securities	1,015		3,571		1,024		4,011		9,621
Total debt securities carried at fair value	$23,576		$212,108		$30,498		$59,254		$325,436
Fair value of HTM debt securities
Agency mortgage-backed securities	$—		$—		$10		$368,936		$368,946
U.S. Treasury and government agencies	485		20,961		85,308		—		106,754
Other taxable securities	90		1,103		97		4,897		6,187
Total fair value of HTM debt securities	$575		$22,064		$85,415		$373,833		$481,887
(1)The weighted-average yield is computed based on a constant effective yield over the contractual life of each security. The yield considers the contractual coupon and the amortization of premiums and accretion of discounts, excluding the effect of related open hedging derivatives.

Bank of America 66

NOTE 5 Outstanding Loans and Leases and Allowance for Credit Losses
The following tables present total outstanding loans and leases and an aging analysis for the Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments, by class of financing receivables, at September 30, 2024 and December 31, 2023.

	30-59 Days Past Due (1)	60-89 Days Past Due (1)	90 Days or More Past Due (1)	Total Past Due 30 Days or More	Total Current or Less Than 30 Days Past Due (1)	Loans Accounted for Under the Fair Value Option	Total Outstandings
(Dollars in millions)	September 30, 2024
Consumer real estate
Residential mortgage	$1,206	$262	$762	$2,230	$225,612		$227,842
Home equity	82	33	127	242	25,241		25,483
Credit card and other consumer
Credit card	717	540	1,306	2,563	98,278		100,841
Direct/Indirect consumer (2)	298	103	97	498	105,197		105,695
Other consumer	—	—	—	—	161		161
Total consumer	2,303	938	2,292	5,533	454,489		460,022
Consumer loans accounted for under the fair value option (3)						$229	229
Total consumer loans and leases	2,303	938	2,292	5,533	454,489	229	460,251
Commercial
U.S. commercial	415	330	461	1,206	378,357		379,563
Non-U.S. commercial	19	23	85	127	127,611		127,738
Commercial real estate (4)	511	138	1,209	1,858	66,562		68,420
Commercial lease financing	26	20	17	63	14,929		14,992
U.S. small business commercial	186	96	186	468	20,425		20,893
Total commercial	1,157	607	1,958	3,722	607,884		611,606
Commercial loans accounted for under the fair value option (3)						3,943	3,943
Total commercial loans and leases	1,157	607	1,958	3,722	607,884	3,943	615,549
Total loans and leases (5)	$3,460	$1,545	$4,250	$9,255	$1,062,373	$4,172	$1,075,800
Percentage of outstandings	0.32%	0.14%	0.40%	0.86%	98.75%	0.39%	100.00%
(1)Consumer real estate loans 30-59 days past due includes fully-insured loans of $179 million and nonperforming loans of $181 million. Consumer real estate loans 60-89 days past due includes fully-insured loans of $68 million and nonperforming loans of $93 million. Consumer real estate loans 90 days or more past due includes fully-insured loans of $215 million and nonperforming loans of $674 million. Consumer real estate loans current or less than 30 days past due includes $1.6 billion, and direct/indirect consumer includes $52 million of nonperforming loans.
(2)Total outstandings primarily includes auto and specialty lending loans and leases of $54.9 billion, U.S. securities-based lending loans of $47.3 billion and non-U.S. consumer loans of $2.8 billion.
(3)Consumer loans accounted for under the fair value option includes residential mortgage loans of $63 million and home equity loans of $166 million. Commercial loans accounted for under the fair value option includes U.S. commercial loans of $2.7 billion and non-U.S. commercial loans of $1.3 billion. For more information, see Note 14 – Fair Value Measurements and Note 15 – Fair Value Option.
(4)Total outstandings includes U.S. commercial real estate loans of $61.8 billion and non-U.S. commercial real estate loans of $6.6 billion.
(5)Total outstandings includes loans and leases pledged as collateral of $27.7 billion. The Corporation also pledged $302.5 billion of loans with no related outstanding borrowings to secure potential borrowing capacity with the Federal Reserve Bank and Federal Home Loan Bank.

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
The Corporation has entered into long-term credit protection agreements with FNMA and FHLMC on loans totaling $8.2 billion and $8.7 billion at September 30, 2024 and December 31, 2023, providing full credit protection on residential mortgage loans that become severely delinquent. All of these loans are individually insured, and therefore the Corporation does not record an allowance for credit losses related to these loans.
Nonperforming Loans and Leases
Nonperforming loans were $5.6 billion and $5.5 billion at September 30, 2024 and December 31, 2023. Commercial nonperforming loans were $3.0 billion and $2.8 billion at September 30, 2024 and December 31, 2023 primarily driven by commercial real estate. Consumer nonperforming loans were
$2.7 billion at both September 30, 2024 and December 31, 2023, primarily comprised of residential mortgage.
The following table presents the Corporation’s nonperforming loans and leases and loans accruing past due 90 days or more at September 30, 2024 and December 31, 2023. Nonperforming loans held-for-sale (LHFS) are excluded from nonperforming loans and leases as they are recorded at either fair value or the lower of cost or fair value. For more information on the criteria for classification as nonperforming, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.

Bank of America 68

Credit Quality

	Nonperforming Loans and Leases		Accruing Past Due 90 Days or More
(Dollars in millions)	September 30 2024	December 31 2023	September 30 2024	December 31 2023
Residential mortgage (1)	$2,089	$2,114	$215	$252
With no related allowance (2)	1,930	1,974	—	—
Home equity (1)	413	450	—	—
With no related allowance (2)	346	375	—	—
Credit Card	n/a	n/a	1,306	1,224
Direct/indirect consumer	175	148	1	2
Total consumer	2,677	2,712	1,522	1,478
U.S. commercial	699	636	219	51
Non-U.S. commercial	85	175	12	4
Commercial real estate	2,124	1,927	206	32
Commercial lease financing	18	19	5	7
U.S. small business commercial	26	16	183	184
Total commercial	2,952	2,773	625	278
Total nonperforming loans	$5,629	$5,485	$2,147	$1,756
Percentage of outstanding loans and leases	0.53%	0.52%	0.20%	0.17%
(1)Residential mortgage loans accruing past due 90 days or more are fully-insured loans. At September 30, 2024 and December 31, 2023 residential mortgage included $114 million and $156 million of loans on which interest had been curtailed by the Federal Housing Administration (FHA), and therefore were no longer accruing interest, although principal was still insured, and $101 million and $96 million of loans on which interest was still accruing.
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
The following tables present certain credit quality indicators and gross charge-offs for the Corporation's Consumer Real Estate, Credit Card and Other Consumer, and Commercial portfolio segments by year of origination, except for revolving loans and revolving loans that were modified into term loans, which are shown on an aggregate basis at September 30, 2024.

69 Bank of America

Residential Mortgage – Credit Quality Indicators By Vintage

		Term Loans by Origination Year
(Dollars in millions)	Total as of September 30, 2024	2024	2023	2022	2021	2020	Prior
Residential Mortgage
Refreshed LTV
Less than or equal to 90 percent	$215,050	$12,861	$13,670	$37,299	$72,985	$33,129	$45,106
Greater than 90 percent but less than or equal to 100 percent	1,752	553	528	480	123	23	45
Greater than 100 percent	725	313	181	137	53	17	24
Fully-insured loans	10,315	440	201	312	3,220	2,634	3,508
Total Residential Mortgage	$227,842	$14,167	$14,580	$38,228	$76,381	$35,803	$48,683

Residential Mortgage
Refreshed FICO score
Less than 620	$2,500	$125	$162	$470	$607	$418	$718
Greater than or equal to 620 and less than 680	4,657	222	364	894	1,175	704	1,298
Greater than or equal to 680 and less than 740	22,362	1,443	1,644	4,072	6,341	3,494	5,368
Greater than or equal to 740	188,008	11,937	12,209	32,480	65,038	28,553	37,791
Fully-insured loans	10,315	440	201	312	3,220	2,634	3,508
Total Residential Mortgage	$227,842	$14,167	$14,580	$38,228	$76,381	$35,803	$48,683
Gross charge-offs for the nine months ended September 30, 2024	$18	$—	$2	$4	$2	$1	$9

Home Equity - Credit Quality Indicators

	Total	Home Equity Loans and Reverse Mortgages (1)	Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	September 30, 2024
Home Equity
Refreshed LTV
Less than or equal to 90 percent	$25,399	$806	$21,078	$3,515
Greater than 90 percent but less than or equal to 100 percent	40	3	33	4
Greater than 100 percent	44	1	32	11
Total Home Equity	$25,483	$810	$21,143	$3,530

Home Equity
Refreshed FICO score
Less than 620	$633	$71	$299	$263
Greater than or equal to 620 and less than 680	1,092	86	661	345
Greater than or equal to 680 and less than 740	4,290	168	3,300	822
Greater than or equal to 740	19,468	485	16,883	2,100
Total Home Equity	$25,483	$810	$21,143	$3,530
Gross charge-offs for the nine months ended September 30, 2024	$16	$6	$5	$5
(1)Includes reverse mortgages of $510 million and home equity loans of $300 million, which are no longer originated.

Credit Card and Direct/Indirect Consumer – Credit Quality Indicators By Vintage

	Direct/Indirect
			Term Loans by Origination Year						Credit Card
(Dollars in millions)	Total Direct/ Indirect as of September 30, 2024	Revolving Loans	2024	2023	2022	2021	2020	Prior	Total Credit Card as of September 30, 2024	Revolving Loans	Revolving Loans Converted to Term Loans (1)
Refreshed FICO score
Less than 620	$1,415	$11	$163	$424	$439	$265	$60	$53	$5,735	$5,384	$351
Greater than or equal to 620 and less than 680	2,336	9	522	757	582	314	79	73	11,452	11,133	319
Greater than or equal to 680 and less than 740	8,035	44	2,284	2,436	1,800	970	273	228	34,390	34,106	284
Greater than or equal to 740	43,274	68	14,338	12,466	8,701	4,664	1,613	1,424	49,264	49,201	63
Other internal credit metrics (2,3)	50,635	50,133	114	53	98	64	36	137	—	—	—
Total credit card and other consumer	$105,695	$50,265	$17,421	$16,136	$11,620	$6,277	$2,061	$1,915	$100,841	$99,824	$1,017
Gross charge-offs for the nine months ended September 30, 2024	$292	$4	$20	$107	$86	$40	$10	$25	$3,235	$3,103	$132
(1)Represents loans that were modified into term loans.
(2)Other internal credit metrics may include delinquency status, geography or other factors.
(3)Direct/indirect consumer includes $50.1 billion of securities-based lending, which is typically supported by highly liquid collateral with market value greater than or equal to the outstanding loan balance and therefore has minimal credit risk at September 30, 2024.

Bank of America 70

Commercial – Credit Quality Indicators By Vintage (1)
		Term Loans
		Amortized Cost Basis by Origination Year
(Dollars in millions)	Total as of September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans
U.S. Commercial
Risk ratings
Pass rated	$366,116	$32,114	$36,286	$36,234	$22,318	$11,309	$35,902	$191,953
Reservable criticized	13,447	86	814	1,007	886	388	2,044	8,222
Total U.S. Commercial	$379,563	$32,200	$37,100	$37,241	$23,204	$11,697	$37,946	$200,175
Gross charge-offs for the nine months ended September 30, 2024	$327	$2	$111	$64	$14	$4	$16	$116

Non-U.S. Commercial
Risk ratings
Pass rated	$125,663	$13,329	$16,902	$13,303	$12,712	$1,450	$7,643	$60,324
Reservable criticized	2,075	1	155	125	293	12	91	1,398
Total Non-U.S. Commercial	$127,738	$13,330	$17,057	$13,428	$13,005	$1,462	$7,734	$61,722
Gross charge-offs for the nine months ended September 30, 2024	$61	$—	$41	$20	$—	$—	$—	$—

Commercial Real Estate
Risk ratings
Pass rated	$58,554	$4,232	$4,891	$12,653	$10,197	$3,054	$13,604	$9,923
Reservable criticized	9,866	27	180	2,421	2,229	644	3,953	412
Total Commercial Real Estate	$68,420	$4,259	$5,071	$15,074	$12,426	$3,698	$17,557	$10,335
Gross charge-offs for the nine months ended September 30, 2024	$762	$—	$—	$57	$83	$62	$531	$29

Commercial Lease Financing
Risk ratings
Pass rated	$14,748	$2,596	$3,823	$2,590	$2,072	$966	$2,701	$—
Reservable criticized	244	7	53	61	38	23	62	—
Total Commercial Lease Financing	$14,992	$2,603	$3,876	$2,651	$2,110	$989	$2,763	$—
Gross charge-offs for the nine months ended September 30, 2024	$2	$—	$—	$—	$2	$—	$—	$—

U.S. Small Business Commercial (2)
Risk ratings
Pass rated	$9,562	$1,379	$1,920	$1,698	$1,354	$665	$2,108	$438
Reservable criticized	429	4	57	99	120	25	120	4
Total U.S. Small Business Commercial	$9,991	$1,383	$1,977	$1,797	$1,474	$690	$2,228	$442
Gross charge-offs for the nine months ended September 30, 2024	$22	$—	$—	$1	$—	$5	$4	$12

Total	$600,704	$53,775	$65,081	$70,191	$52,219	$18,536	$68,228	$272,674
Gross charge-offs for the nine months ended September 30, 2024	$1,174	$2	$152	$142	$99	$71	$551	$157
(1)Excludes $3.9 billion of loans accounted for under the fair value option at September 30, 2024.
(2)Excludes U.S. Small Business Card loans of $10.9 billion. Refreshed FICO scores for this portfolio are $667 million for less than 620; $1.2 billion for greater than or equal to 620 and less than 680; $3.0 billion for greater than or equal to 680 and less than 740; and $6.1 billion greater than or equal to 740. Excludes U.S. Small Business Card loans gross charge-offs of $361 million.

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

73 Bank of America

During the nine months ended September 30, 2024, commercial reservable criticized utilized exposure increased to $27.4 billion at September 30, 2024 from $23.3 billion (to 4.25 percent from 3.74 percent of total commercial reservable utilized exposure) at December 31, 2023, primarily driven by U.S. commercial and commercial real estate.
Loan Modifications to Borrowers in Financial Difficulty
As part of its credit risk management, the Corporation may modify a loan agreement with a borrower experiencing financial difficulties through a refinancing or restructuring of the borrower’s loan agreement (modification programs). Effective January 1, 2023, the Corporation adopted the new accounting standard on loan modifications. Accordingly, September 30, 2024 balances presented in payment status tables represent loans that were modified over the last 12 months, and September 30, 2023 balances presented in payment status tables represent loans that were modified during the first nine months of 2023.
Consumer Real Estate
The following modification programs are offered for consumer real estate loans to borrowers experiencing financial difficulties.
Forbearance and Other Payment Plans: Forbearance plans generally consist of the Corporation suspending the borrower’s payments for a defined period, with those payments then due over a defined period of time or at the conclusion of the forbearance period. The aging status of a loan is generally frozen when it enters into a forbearance plan. If a borrower is unable to fulfill their obligations under the forbearance plans, they may be offered a trial offer or permanent modification.
Trial Offer and Permanent Modifications: Trial offer for modification plans generally consist of the Corporation offering a borrower modified loan terms that reduce their contractual payments temporarily over a three-to-four-month trial period. If the customer successfully makes the modified payments during the trial period and formally accepts the modified terms, the modified loan terms become permanent. Some borrowers may enter into permanent modifications without a trial period. In a permanent modification, the borrower’s payment terms are typically modified in more than one manner, but generally include a term extension and an interest rate reduction. At times, the permanent modification may also include principal forgiveness and/or a deferral of past due principal and interest amounts to the end of the loan term. The combinations utilized are based on modifying the terms that give the borrower an improved ability to meet the contractual obligations. The term extensions granted for residential mortgage and home equity permanent modifications vary widely and can be up to 30 years, but most are in the range of 1 to 20 years. Principal forgiveness and payment deferrals were insignificant during the three and nine months ended September 30, 2024 and 2023.
The table below provides the ending amortized cost of the Corporation’s modified consumer real estate loans for the three and nine months ended September 30, 2024 and 2023.

Consumer Real Estate - Modifications to Borrowers in Financial Difficulty

	Forbearance and Other Payment Plans	Permanent Modification	Total	As a % of Financing Receivables	Forbearance and Other Payment Plans	Permanent Modification	Total	As a % of Financing Receivables
(Dollars in millions)	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
Residential Loans	$4	$48	$52	0.02%	$41	$161	$202	0.09%
Home Equity	—	8	8	0.03%	—	26	26	0.10%
Total	$4	$56	$60	0.02%	$41	$187	$228	0.09%

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
Residential Loans	$270	$47	$317	0.14%	$437	$128	$565	0.25%
Home Equity	39	9	48	0.19	64	26	90	0.35
Total	$309	$56	$365	0.14	$501	$154	$655	0.26

Bank of America 74

The table below presents the financial effect of modified consumer real estate loans.

Financial Effect of Modified Consumer Real Estate Loans

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Forbearance and Other Payment Plans
Weighted-average duration
Residential Mortgage	4 months	4 months	7 months	8 months
Home Equity	n/a	4 months	n/a	9 months
Permanent Modifications
Weighted-average Term Extension
Residential Mortgage	11.0 years	12.1 years	9.8 years	9.9 years
Home Equity	17.7 years	17.2 years	17.5 years	16.2 years
Weighted-average Interest Rate Reduction
Residential Mortgage	1.23%	1.31%	1.29%	1.50%
Home Equity	2.77%	2.69%	2.66%	3.11%
n/a = not applicable
For consumer real estate borrowers in financial difficulty that received a forbearance, trial or permanent modification, there were no commitments to lend additional funds at September 30, 2024 and 2023.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. During the three and nine months ended September 30, 2024 and 2023, defaults of residential and home equity loans that had been modified within 12 months were insignificant. The table below provides aging information as of September 30, 2024 for consumer real estate loans that were modified over the last 12 months and as of September 30, 2023 for consumer real estate loans that were modified during the first nine months of 2023.

Consumer Real Estate - Payment Status of Modifications to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	September 30, 2024
Residential mortgage	$153	$52	$47	$252
Home equity	29	2	1	32
Total	$182	$54	$48	$284

	September 30, 2023
Residential mortgage	$295	$114	$156	$565
Home equity	51	11	28	90
Total	$346	$125	$184	$655
Consumer real estate foreclosed properties totaled $60 million and $83 million at September 30, 2024 and December 31, 2023. The carrying value of consumer real estate loans, including fully-insured loans, for which formal foreclosure proceedings were in process at September 30, 2024 and December 31, 2023, was $482 million and $633 million. During the nine months ended September 30, 2024 and 2023, the Corporation reclassified $73 million and $86 million of consumer real estate loans to foreclosed properties or, for properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans), to other assets. The reclassifications represent non-cash investing activities and, accordingly, are not reflected in the Consolidated Statement of Cash Flows.
Credit Card and Other Consumer
Credit card and other consumer loans are primarily modified by placing the customer on a fixed payment plan with a significantly reduced fixed interest rate, with terms ranging from 6 months to 72 months, most of which had a 60-month term at September 30, 2024. In certain circumstances, the Corporation will forgive a portion of the outstanding balance if the borrower makes payments up to a set amount. The Corporation makes modifications directly with borrowers for loans held by the Corporation (internal programs) as well as through third-party renegotiation agencies that provide solutions to customers’
entire unsecured debt structures (external programs). The September 30, 2024 amortized cost of credit card and other consumer loans that were modified through these programs during the three and nine months ended September 30, 2024 was $202 million and $534 million compared to $196 million and $455 million for the same periods in 2023. These modifications represented 0.10 percent and 0.26 percent of outstanding credit card and other consumer loans for the three and nine months ended September 30, 2024 compared to 0.10 percent and 0.22 percent for the same periods in 2023. During the three and nine months ended September 30, 2024, the financial effect of modifications resulted in a weighted-average interest rate reduction of 19.13 percent and 19.29 percent compared to 19.40 percent and 19.02 percent for the same periods in 2023, and principal forgiveness of $30 million and $88 million compared to $16 million and $41 million for the same periods in 2023.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. During the three and nine months ended September 30, 2024 and 2023, defaults of credit card and other consumer loans that had been modified within 12 months were insignificant. At September 30, 2024, modified credit card and other consumer loans to borrowers experiencing financial difficulty over the last 12 months totaled $665 million, of which $562 million were current, $58 million were 30-89 days past due, and $45 million

75 Bank of America

were greater than 90 days past due. At September 30, 2023, modified credit card and other consumer loans to borrowers experiencing financial difficulty totaled $455 million, of which $370 million were current, $47 million were 30-89 days past due, and $38 million were greater than 90 days past due.
Commercial Loans
Modifications of loans to commercial borrowers experiencing financial difficulty are designed to reduce the Corporation’s loss exposure while providing borrowers with an opportunity to work through financial difficulties, often to avoid foreclosure or bankruptcy. Each modification is unique, reflects the borrower’s individual circumstances and is designed to benefit the borrower while mitigating the Corporation’s risk exposure. Commercial modifications are primarily term extensions and payment forbearances. Payment forbearances involve the Corporation forbearing its contractual right to collect certain payments or payment in full (maturity forbearance) for a defined period of time. Reductions in interest rates and principal forgiveness occur infrequently for commercial borrowers. Principal forgiveness may occur in connection with foreclosure, short sales or other settlement agreements, leading to termination or sale of the loan. The table below provides the ending amortized cost of commercial loans modified during the three and nine months ended September 30, 2024 and 2023.

Commercial Loans - Modifications to Borrowers in Financial Difficulty

	Term Extension	Forbearances	Interest Rate Reduction	Total	As a % of Financing Receivables	Term Extension	Forbearances	Interest Rate Reduction	Total	As a % of Financing Receivables
(Dollars in millions)	Three Months Ended September 30, 2024					Nine Months Ended September 30, 2024
U.S. commercial	$379	$47	$—	$426	0.11%	$1,114	$52	$—	$1,166	0.31%
Non-U.S. commercial	—	—	—	—	—	13	—	—	13	0.01
Commercial real estate	874	234	—	1,108	1.62	1,238	487	36	1,761	2.57
Total	$1,253	$281	$—	$1,534	0.27	$2,365	$539	$36	$2,940	0.51

	Three Months Ended September 30, 2023					Nine Months Ended September 30, 2023
U.S. commercial	$431	$24	$—	$455	0.13%	$768	$33	$—	$801	0.22%
Non-U.S. commercial	130	—	24	154	0.12	162	—	24	186	0.15
Commercial real estate	599	219	—	818	1.12	1,069	287	—	1,356	1.85
Total	$1,160	$243	$24	$1,427	0.26	$1,999	$320	$24	$2,343	0.42
Term extensions granted increased the weighted-average life of the impacted loans by 2.1 years and 1.8 years for the three and nine months ended September 30, 2024 compared to 1.8 years for the same periods in 2023. The weighted-average duration of loan payments deferred under the Corporation’s commercial loan forbearance program was 10 months and 11 months for the three and nine months ended September 30, 2024 compared to 8 months and 9 months for the same periods in 2023. The deferral period for loan payments can vary, but are mostly in the range of 8 months to 24 months. Modifications of loans to troubled borrowers for Commercial Lease Financing and U.S. Small Business Commercial were not significant during the three and nine months ended September 30, 2024 and 2023.
The Corporation tracks the performance of modified loans to assess effectiveness of modification programs. During the three and nine months ended September 30, 2024 and 2023, defaults of commercial loans that had been modified within 12 months were insignificant. The table below provides aging information as of September 30, 2024 for commercial loans that were modified over the last 12 months and as of September 30, 2023 for commercial loans that were modified during the nine months ended September 30, 2023.

Commercial - Payment Status of Modified Loans to Borrowers in Financial Difficulty

	Current	30–89 Days Past Due	90+ Days Past Due	Total
(Dollars in millions)	September 30, 2024
U.S. Commercial	$1,193	$58	$31	$1,282
Non-U.S. Commercial	36	—	—	36
Commercial Real Estate	1,667	3	303	1,973
Total	$2,896	$61	$334	$3,291

	September 30, 2023
U.S. Commercial	$766	$21	$14	$801
Non-U.S. Commercial	186	—	—	186
Commercial Real Estate	1,083	60	213	1,356
Total	$2,035	$81	$227	$2,343
For the nine months ended September 30, 2024 and 2023, the Corporation had commitments to lend $1.2 billion and $871 million to commercial borrowers experiencing financial difficulty whose loans were modified during the period.

Bank of America 76

Loans Held-for-sale
The Corporation had LHFS of $10.4 billion and $6.0 billion at September 30, 2024 and December 31, 2023. Cash and non-cash proceeds from sales and paydowns of loans originally classified as LHFS were $21.7 billion and $10.8 billion for the nine months ended September 30, 2024 and 2023. Cash used for originations and purchases of LHFS totaled $26.3 billion and $11.5 billion for the nine months ended September 30, 2024 and 2023. Also included were non-cash net transfers into LHFS of $0 and $634 million during the nine months ended September 30, 2024 and 2023.
Accrued Interest Receivable
Accrued interest receivable for loans and leases and loans held-for-sale was $4.4 billion and $4.5 billion at September 30, 2024 and December 31, 2023 and is reported in customer and other receivables on the Consolidated Balance Sheet.
Outstanding credit card loan balances include unpaid principal, interest and fees. Credit card loans are not classified as nonperforming but are charged off no later than the end of the month in which the account becomes 180 days past due, within 60 days after receipt of notification of death or bankruptcy, or upon confirmation of fraud. During the three and nine months ended September 30, 2024, the Corporation reversed $213 million and $633 million of interest and fee income against the income statement line item in which it was originally recorded upon charge-off of the principal balance of the loan compared to $152 million and $409 million for the same periods in 2023.
For the outstanding residential mortgage, home equity, direct/indirect consumer and commercial loan balances classified as nonperforming during the three and nine months ended September 30, 2024 and 2023, interest and fee income reversed at the time the loans were classified as nonperforming was not significant. For more information on the Corporation's nonperforming loan policies, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
Allowance for Credit Losses
The allowance for credit losses is estimated using quantitative and qualitative methods that consider a variety of factors, such as historical loss experience, the current credit quality of the portfolio and an economic outlook over the life of the loan. Qualitative reserves cover losses that are expected but, in the Corporation's assessment, may not adequately be reflected in the quantitative methods or the economic assumptions. The Corporation incorporates forward-looking information through the use of several macroeconomic scenarios in determining the weighted economic outlook over the forecasted life of the assets. These scenarios include key macroeconomic variables such as gross domestic product, unemployment rate, real estate prices and corporate bond spreads. The scenarios that are chosen each quarter and the weighting given to each scenario depend on a variety of factors including recent economic events, leading economic indicators, internal and third-party economist views, and industry trends. For more information on the Corporation's credit loss accounting policies including the allowance for credit losses, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
The September 30, 2024 estimate for allowance for credit losses was based on various economic scenarios, including a baseline scenario derived from consensus estimates, an adverse scenario reflecting an extended moderate recession, a downside scenario reflecting continued inflation and interest rates with minimal rate cuts, a tail risk scenario similar to the severely adverse scenario used in stress testing and an upside scenario that considers the potential for improvement above the baseline scenario. The overall weighted economic outlook of the above scenarios has improved compared to the weighted economic outlook estimated as of December 31, 2023. The weighted economic outlook assumes that the U.S. average unemployment rate will be five percent by the fourth quarter of 2025 and will decrease to just below five percent by the fourth quarter of 2026. The weighted economic outlook assumes steady growth with U.S. real gross domestic product forecasted to grow at 1.4 percent and 1.9 percent year-over-year in the fourth quarters of 2025 and 2026.
The allowance for credit losses decreased $200 million from December 31, 2023 to $14.4 billion at September 30, 2024. The change in the allowance for credit losses was comprised of a net decrease of $91 million in the allowance for loan and lease losses and a decrease of $109 million in the reserve for unfunded lending commitments. The decline in the allowance for credit losses was attributed to decreases in the commercial portfolio of $249 million and the consumer real estate portfolio of $101 million, partially offset by an increase in the credit card and other consumer portfolios of $150 million. The provision for credit losses increased $308 million to $1.5 billion, and $1.1 billion to $4.4 billion for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The provision for credit losses for the current-year periods was primarily driven by credit card loans and the commercial real estate office portfolio.
Outstanding loans and leases excluding loans accounted for under the fair value option increased $21.5 billion during the nine months ended September 30, 2024 primarily driven by commercial, which increased $21.2 billion due to broad-based growth.
The changes in the allowance for credit losses, including net charge-offs and provision for loan and lease losses, are detailed in the following table.

77 Bank of America

	Consumer Real Estate	Credit Card and Other Consumer	Commercial	Total
(Dollars in millions)	Three Months Ended September 30, 2024
Allowance for loan and lease losses, July 1	$347	$8,167	$4,724	$13,238
Loans and leases charged off	(15)	(1,256)	(529)	(1,800)
Recoveries of loans and leases previously charged off	22	205	39	266
Net charge-offs	7	(1,051)	(490)	(1,534)
Provision for loan and lease losses	(45)	1,167	425	1,547
Other	—	1	(1)	—
Allowance for loan and lease losses, September 30	309	8,284	4,658	13,251
Reserve for unfunded lending commitments, July 1	55	—	1,049	1,104
Provision for unfunded lending commitments	3	—	(8)	(5)
Other	—	—	1	1
Reserve for unfunded lending commitments, September 30	58	—	1,042	1,100
Allowance for credit losses, September 30	$367	$8,284	$5,700	$14,351

	Three Months Ended September 30, 2023
Allowance for loan and lease losses, July 1	427	7,323	5,200	12,950
Loans and leases charged off	(15)	(994)	(178)	(1,187)
Recoveries of loans and leases previously charged off	27	178	51	256
Net charge-offs	12	(816)	(127)	(931)
Provision for loan and lease losses	(28)	1,247	49	1,268
Other	1	1	(2)	—
Allowance for loan and lease losses, September 30	412	7,755	5,120	13,287
Reserve for unfunded lending commitments, July 1	86	—	1,302	1,388
Provision for unfunded lending commitments	(1)	—	(33)	(34)
Other	—	—	(1)	(1)
Reserve for unfunded lending commitments, September 30	85	—	1,268	1,353
Allowance for credit losses, September 30	$497	$7,755	$6,388	$14,640

(Dollars in millions)	Nine Months Ended September 30, 2024
Allowance for loan and lease losses, January 1	$386	$8,134	$4,822	$13,342
Loans and leases charged off	(34)	(3,748)	(1,535)	(5,317)
Recoveries of loans and leases previously charged off	65	586	101	752
Net charge-offs	31	(3,162)	(1,434)	(4,565)
Provision for loan and lease losses	(109)	3,311	1,277	4,479
Other	1	1	(7)	(5)
Allowance for loan and lease losses, September 30	309	8,284	4,658	13,251
Reserve for unfunded lending commitments, January 1	82	—	1,127	1,209
Provision for unfunded lending commitments	(24)	—	(86)	(110)
Other	—	—	1	1
Reserve for unfunded lending commitments, September 30	58	—	1,042	1,100
Allowance for credit losses, September 30	$367	$8,284	$5,700	$14,351

	Nine Months Ended September 30, 2023
Allowance for loan and lease losses, December 31	$420	$6,817	$5,445	$12,682
January 1, 2023 adoption of credit loss standard	(67)	(109)	(67)	(243)
Allowance for loan and lease losses, January 1	353	6,708	5,378	12,439
Loans and leases charged off	(44)	(2,779)	(544)	(3,367)
Recoveries of loans and leases previously charged off	81	565	114	760
Net charge-offs	37	(2,214)	(430)	(2,607)
Provision for loan and lease losses	14	3,259	204	3,477
Other	8	2	(32)	(22)
Allowance for loan and lease losses, September 30	412	7,755	5,120	13,287
Reserve for unfunded lending commitments, January 1	94	—	1,446	1,540
Provision for unfunded lending commitments	(9)	—	(178)	(187)
Reserve for unfunded lending commitments, September 30	85	—	1,268	1,353
Allowance for credit losses, September 30	$497	$7,755	$6,388	$14,640
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
The tables in this Note present the assets and liabilities of consolidated and unconsolidated VIEs at September 30, 2024

Bank of America 78

and December 31, 2023 in situations where the Corporation has a loan or security interest and involvement with transferred assets or if the Corporation otherwise has an additional interest in the VIE. The tables also present the Corporation’s maximum loss exposure at September 30, 2024 and December 31, 2023 resulting from its involvement with consolidated VIEs and unconsolidated VIEs. The Corporation’s maximum loss exposure is based on the unlikely event that all of the assets in the VIEs become worthless and incorporates not only potential losses associated with assets recorded on the Consolidated Balance Sheet but also potential losses associated with off-balance sheet commitments, such as unfunded liquidity commitments and other contractual arrangements. The Corporation’s maximum loss exposure does not include losses previously recognized through write-downs of assets.
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
The Corporation did not provide financial support to consolidated or unconsolidated VIEs during the three and nine months ended September 30, 2024 or the year ended December 31, 2023 that it was not previously contractually required to provide, nor does it intend to do so.
The Corporation had liquidity commitments, including written put options and collateral value guarantees, with certain unconsolidated VIEs of $982 million and $989 million at September 30, 2024 and December 31, 2023.
First-lien Mortgage Securitizations
As part of its mortgage banking activities, the Corporation securitizes a portion of the first-lien residential mortgage loans it originates or purchases from third parties, generally in the form of residential mortgage-backed securities guaranteed by government-sponsored enterprises, FNMA and FHLMC (collectively the GSEs), or the Government National Mortgage Association (GNMA) primarily in the case of FHA-insured and U.S. Department of Veterans Affairs (VA)-guaranteed mortgage loans. Securitization usually occurs in conjunction with or shortly after origination or purchase, and the Corporation may also securitize loans held in its residential mortgage portfolio. In addition, the Corporation may, from time to time, securitize commercial mortgages it originates or purchases from other entities. The Corporation typically services the loans it securitizes. Further, the Corporation may retain beneficial interests in the securitization trusts including senior and subordinate securities and equity tranches issued by the trusts. Except as described in Note 10 – Commitments and Contingencies, the Corporation does not provide guarantees or recourse to the securitization trusts other than standard representations and warranties.
The table below summarizes select information related to first-lien mortgage securitizations for the three and nine months ended September 30, 2024 and 2023.

First-lien Mortgage Securitizations

	Residential Mortgage - Agency				Commercial Mortgage
	Three Months Ended September 30		Nine Months Ended September 30		Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023	2024	2023	2024	2023
Proceeds from loan sales (1)	$928	$1,220	$3,101	$3,475	$1,644	$1,167	$8,676	$1,764
Gains (losses) on securitizations (2)	(1)	(2)	(3)	(6)	18	33	106	35
Repurchases from securitization trusts (3)	8	10	24	24	—	—	—	—
(1)The Corporation transfers residential mortgage loans to securitizations sponsored primarily by the GSEs or GNMA in the normal course of business and primarily receives residential mortgage-backed securities in exchange. Substantially all of these securities are classified as Level 2 within the fair value hierarchy and are typically sold shortly after receipt.
(2)A majority of the first-lien residential mortgage loans securitized are initially classified as LHFS and accounted for under the fair value option. Gains recognized on these LHFS prior to securitization, which totaled $10 million and $23 million, net of hedges, during the three and nine months ended September 30, 2024 compared to $17 million and $34 million for the same periods in 2023, are not included in the table above.
(3)The Corporation may have the option to repurchase delinquent loans out of securitization trusts, which reduces the amount of servicing advances it is required to make. The Corporation may also repurchase loans from securitization trusts to perform modifications. Repurchased loans include FHA-insured mortgages collateralizing GNMA securities.
The Corporation recognizes consumer MSRs from the sale or securitization of consumer real estate loans. The unpaid principal balance of loans serviced for investors, including residential mortgage and home equity loans, totaled $85.7 billion and $93.5 billion at September 30, 2024 and 2023. Servicing fee and ancillary fee income on serviced loans was $54 million and $174 million during the three and nine months ended September 30, 2024 compared to $55 million and $187 million for the same periods in 2023. Servicing advances on serviced loans, including loans serviced for others and loans held for investment, were $1.0 billion and $1.3 billion at September 30, 2024 and December 31, 2023. For more information on MSRs, see Note 14 – Fair Value Measurements.
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
Mortgage and Home Equity Securitizations
During the three and nine months ended September 30, 2024, the Corporation deconsolidated agency residential mortgage securitization trusts with total assets of $115 million and $940 million compared to $35 million and $659 million for the same periods in 2023.
The following table summarizes select information related to mortgage and home equity securitization trusts in which the Corporation held a variable interest and had continuing involvement at September 30, 2024 and December 31, 2023.

79 Bank of America

Mortgage and Home Equity Securitizations

	Residential Mortgage
			Non-agency
	Agency		Prime and Alt-A		Subprime		Home Equity (3)		Commercial Mortgage
(Dollars in millions)	Sep 30 2024	Dec 31 2023	Sep 30 2024	Dec 31 2023	Sep 30 2024	Dec 31 2023	Sep 30 2024	Dec 31 2023	Sep 30 2024	Dec 31 2023
Unconsolidated VIEs
Maximum loss exposure (1)	$7,737	$8,190	$87	$92	$619	$657	$—	$—	$1,556	$1,558
On-balance sheet assets
Senior securities:
Trading account assets	$250	$235	$11	$13	$20	$20	$—	$—	$207	$70
Debt securities carried at fair value	2,379	2,541	—	—	300	341	—	—	—	—
Held-to-maturity securities	5,108	5,414	—	—	—	—	—	—	1,219	1,287
All other assets	—	—	2	4	24	23	—	—	37	79
Total retained positions	$7,737	$8,190	$13	$17	$344	$384	$—	$—	$1,463	$1,436
Principal balance outstanding (2)	$70,513	$76,134	$12,994	$13,963	$5,038	$4,508	$196	$252	$85,274	$80,078

Consolidated VIEs
Maximum loss exposure (1)	$1,327	$1,164	$—	$—	$—	$—	$10	$12	$—	$—
On-balance sheet assets
Trading account assets	$1,327	$1,171	$—	$—	$—	$—	$—	$—	$—	$—
Loans and leases	—	—	—	—	—	—	24	31	—	—
Allowance for loan and lease losses	—	—	—	—	—	—	6	7	—	—
All other assets	—	—	—	—	—	—	1	1	—	—
Total assets	$1,327	$1,171	$—	$—	$—	$—	$31	$39	$—	$—
Total liabilities	$—	$7	$—	$—	$—	$—	$21	$27	$—	$—
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
Other Asset-backed Securitizations
The following paragraphs summarize select information related to other asset-backed VIEs in which the Corporation had a variable interest at September 30, 2024 and December 31, 2023.
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
At September 30, 2024 and December 31, 2023, the carrying values of the receivables in the trusts totaled $18.2 billion and $16.6 billion, which are included in loans and leases, and the carrying values of senior debt securities that were issued to third-party investors from the trusts totaled $8.3 billion and $7.8 billion, which are included in long-term debt.
Resecuritization Trusts
The Corporation transfers securities, typically MBS, into resecuritization VIEs generally at the request of customers seeking securities with specific characteristics. Generally, there are no significant ongoing activities performed in a resecuritization trust, and no single investor has the unilateral ability to liquidate the trust.
The Corporation resecuritized $4.6 billion and $11.1 billion of securities during the three and nine months ended September 30, 2024 compared to $1.8 billion and $7.6 billion for the same periods in 2023. Securities transferred into resecuritization VIEs were measured at fair value with changes in fair value recorded in market making and similar activities prior to the resecuritization and, accordingly, no gain or loss on sale was recorded. During the three and nine months ended September 30, 2024, resecuritization proceeds included securities with an initial fair value of $1.3 billion and $2.2 billion, compared to $1.1 billion and $2.1 billion for the same periods in 2023, of which substantially all of the securities were classified as trading account assets for both periods. Substantially all of the trading account securities carried at fair value were categorized as Level 2 within the fair value hierarchy.
Customer VIEs
Customer VIEs include credit-linked, equity-linked and commodity-linked note VIEs, repackaging VIEs and asset acquisition VIEs, which are typically created on behalf of customers who wish to obtain market or credit exposure to a specific company, index, commodity or financial instrument.
The Corporation’s involvement in the VIE is limited to its loss exposure. The Corporation’s maximum loss exposure to consolidated and unconsolidated customer VIEs totaled $1.1 billion and $952 million at September 30, 2024 and December 31, 2023, including the notional amount of derivatives to which the Corporation is a counterparty, net of losses previously recorded, and the Corporation’s investment, if any, in securities issued by the VIEs.
Municipal Bond Trusts
The Corporation administers municipal bond trusts that hold highly-rated, long-term, fixed-rate municipal bonds. The trusts obtain financing by issuing floating-rate trust certificates that reprice on a weekly or other short-term basis to third-party investors.

Bank of America 80

The Corporation’s liquidity commitments to unconsolidated municipal bond trusts, including those for which the Corporation was transferor, totaled $1.8 billion and $1.7 billion at September 30, 2024 and December 31, 2023. The weighted-average remaining life of bonds held in the trusts at September 30, 2024 was 11.5 years. There were no significant write-downs or downgrades of assets or issuers during the nine months ended September 30, 2024 and 2023.
Collateralized Debt Obligation VIEs
The Corporation receives fees for structuring CDO VIEs, which hold diversified pools of fixed-income securities, typically corporate debt or ABS, which the CDO VIEs fund by issuing multiple tranches of debt and equity securities. CDOs are generally managed by third-party portfolio managers. The Corporation typically transfers assets to these CDOs, holds securities issued by the CDOs and may be a derivative counterparty to the CDOs. The Corporation’s maximum loss exposure to consolidated and unconsolidated CDOs totaled $66 million and $80 million at September 30, 2024 and December 31, 2023.
Investment VIEs
The Corporation sponsors, invests in or provides financing, which may be in connection with the sale of assets, to a variety of investment VIEs that hold loans, real estate, debt securities or other financial instruments and are designed to provide the desired investment profile to investors or the Corporation. At
September 30, 2024 and December 31, 2023, the Corporation’s consolidated investment VIEs had total assets of $3 million and $472 million. The Corporation also held investments in unconsolidated VIEs with total assets of $21.2 billion and $18.4 billion at September 30, 2024 and December 31, 2023. The Corporation’s maximum loss exposure associated with both consolidated and unconsolidated investment VIEs totaled $2.2 billion and $2.6 billion at September 30, 2024 and December 31, 2023 comprised primarily of on-balance sheet assets less non-recourse liabilities.
Leveraged Lease Trusts
The Corporation’s net investment in consolidated leveraged lease trusts totaled $1.0 billion and $1.1 billion at September 30, 2024 and December 31, 2023. The trusts hold long-lived equipment such as rail cars, power generation and distribution equipment, and commercial aircraft. The Corporation structures the trusts and holds a significant residual interest. The net investment represents the Corporation’s maximum loss exposure to the trusts in the unlikely event that the leveraged lease investments become worthless. Debt issued by the leveraged lease trusts is non-recourse to the Corporation.
The table below summarizes the maximum loss exposure and assets held by the Corporation that related to other asset-backed VIEs at September 30, 2024 and December 31, 2023.

Other Asset-backed VIEs

	Credit Card and Automobile (1)		Resecuritization Trusts and Customer VIEs		Municipal Bond Trusts and CDOs		Investment VIEs and Leveraged Lease Trusts
(Dollars in millions)	Sep 30 2024	Dec 31 2023	Sep 30 2024	Dec 31 2023	Sep 30 2024	Dec 31 2023	Sep 30 2024	Dec 31 2023
Unconsolidated VIEs
Maximum loss exposure	$—	$—	$5,504	$4,494	$1,881	$1,787	$2,172	$2,197
On-balance sheet assets
Securities (2):
Trading account assets	$—	$—	$1,801	$626	$17	$23	$304	$469
Debt securities carried at fair value	—	—	859	920	—	—	—	4
Held-to-maturity securities	—	—	2,045	2,237	—	—	—	—
Loans and leases	—	—	—	—	—	—	70	90
Allowance for loan and lease losses	—	—	—	—	—	—	(2)	(12)
All other assets	—	—	799	711	6	7	1,307	1,168
Total retained positions	$—	$—	$5,504	$4,494	$23	$30	$1,679	$1,719
Total assets of VIEs	$—	$—	$16,255	$15,862	$6,507	$9,279	$21,202	$18,398

Consolidated VIEs
Maximum loss exposure	$9,172	$8,127	$668	$1,240	$3,770	$3,136	$1,060	$1,596
On-balance sheet assets
Trading account assets	$—	$—	$1,207	$1,798	$3,744	$3,084	$2	$1
Debt securities carried at fair value	—	—	—	—	26	52	—	—
Loans and leases	18,195	16,640	—	—	—	—	1,048	1,605
Allowance for loan and lease losses	(928)	(832)	—	—	—	—	(1)	(1)
All other assets	199	163	39	38	—	—	13	15
Total assets	$17,466	$15,971	$1,246	$1,836	$3,770	$3,136	$1,062	$1,620
On-balance sheet liabilities
Short-term borrowings	$—	$—	$—	$—	$3,542	$2,934	$—	$23
Long-term debt	8,272	7,825	578	596	—	—	2	1
All other liabilities	22	19	—	—	—	—	—	—
Total liabilities	$8,294	$7,844	$578	$596	$3,542	$2,934	$2	$24
(1)At September 30, 2024 and December 31, 2023 loans and leases in the consolidated credit card trust included $4.2 billion and $3.2 billion of seller’s interest.
(2)The retained senior securities were valued using quoted market prices or observable market inputs (Level 2 of the fair value hierarchy).
Tax Credit VIEs
The Corporation holds equity investments in unconsolidated limited partnerships and similar entities that construct, own and operate affordable housing, renewable energy and certain other projects. The total assets of these unconsolidated tax credit VIEs were $82.3 billion and $84.1 billion as of September 30,
2024 and December 31, 2023. An unrelated third party is typically the general partner or managing member and has control over the significant activities of the VIE. As an investor, tax credits associated with the investments in these entities are allocated to the Corporation, as provided by the U.S. Internal Revenue Code and related regulations, and are recognized as

81 Bank of America

income tax benefits in the Corporation’s Consolidated Statement of Income in the year they are earned, which varies based on the type of investments. Tax credits from investments in affordable housing are recognized ratably over a term of up to 10 years, and tax credits from renewable energy investments are recognized either at inception for transactions electing Investment Tax Credits (ITCs) or as energy is produced for transactions electing Production Tax Credits (PTCs), which is generally up to a 10-year time period. The volume and types of investments held by the Corporation will influence the amount of tax credits recognized each period.
The Corporation’s equity investments in affordable housing and other projects totaled $16.2 billion and $15.8 billion at September 30, 2024 and December 31, 2023, which included unfunded capital contributions of $7.3 billion and $7.2 billion that are probable to be paid over the next five years. The Corporation may be asked to invest additional amounts to support a troubled affordable housing project. Such additional investments have not been and are not expected to be significant. During the three and nine months ended September 30, 2024, the Corporation recognized tax credits and other tax benefits related to affordable housing equity investments of $564 million and $1.7 billion compared to $526 million and $1.6 billion for the same periods in 2023, and reported pretax losses in other income of $418 million and $1.2 billion compared to $379 million and $1.1 billion for the same periods in 2023. The Corporation’s equity investments in renewable energy totaled $13.3 billion and $14.2 billion at September 30, 2024 and December 31, 2023. In addition, the Corporation had unfunded capital contributions for renewable energy investments of $4.9 billion and $6.2 billion at September 30, 2024 and December 31, 2023, which are contingent on various conditions precedent to funding over the next two years. The Corporation’s risk of loss is generally mitigated by policies requiring the project to qualify for the expected tax credits prior to making its investment. During the three and nine months ended September 30, 2024, the Corporation recognized tax credits and other tax benefits related to renewable energy equity investments of $873 million and $2.8 billion compared to $1.3 billion and $3.4 billion for the same periods in 2023 and reported pretax losses in other income of $697 million and $2.0 billion compared to $849 million and $2.0 billion for the same periods in 2023. The Corporation may also enter into power purchase agreements with renewable energy tax credit entities.
The table below summarizes select information related to unconsolidated tax credit VIEs in which the Corporation held a variable interest at September 30, 2024 and December 31, 2023.

Unconsolidated Tax Credit VIEs

(Dollars in millions)	September 30 2024	December 31 2023
Maximum loss exposure	$29,510	$30,040
On-balance sheet assets
All other assets	$29,510	$30,040
Total	$29,510	$30,040
On-balance sheet liabilities
All other liabilities	$7,357	$7,254
Total	$7,357	$7,254
Total assets of VIEs	$82,297	$84,148

NOTE 7 Goodwill and Intangible Assets
Goodwill
The table below presents goodwill balances by business segment at September 30, 2024 and December 31, 2023. The reporting units utilized for goodwill impairment testing are the operating segments or one level below.

Goodwill

(Dollars in millions)	September 30 2024	December 31 2023
Consumer Banking	$30,137	$30,137
Global Wealth & Investment Management	9,677	9,677
Global Banking	24,026	24,026
Global Markets	5,181	5,181
Total goodwill	$69,021	$69,021
Intangible Assets
At September 30, 2024 and December 31, 2023, the net carrying value of intangible assets was $1.9 billion and $2.0 billion. At both September 30, 2024 and December 31, 2023, intangible assets included $1.6 billion of intangible assets associated with trade names, substantially all of which had an indefinite life and, accordingly, are not being amortized. Amortization of intangibles expense was $20 million for both the three months ended September 30, 2024 and 2023 and $59 million for both the nine months ended September 30, 2024 and 2023.
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
The table below presents the net investment in sales-type and direct financing leases at September 30, 2024 and December 31, 2023.

Net Investment (1)

(Dollars in millions)	September 30 2024	December 31 2023
Lease receivables	$17,348	$16,565
Unguaranteed residuals	2,519	2,485
Total net investment in sales-type and direct financing leases	$19,867	$19,050
(1)In certain cases, the Corporation obtains third-party residual value insurance to reduce its residual asset risk. The carrying value of residual assets with third-party residual value insurance for at least a portion of the asset value was $7.5 billion and $6.8 billion at September 30, 2024 and December 31, 2023.

Bank of America 82

The table below presents lease income for the three and nine months ended September 30, 2024 and 2023.

Lease Income
	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023
Sales-type and direct financing leases	$277	$206	$789	$559
Operating leases	228	233	682	705
Total lease income	$505	$439	$1,471	$1,264
Lessee Arrangements
The Corporation's lessee arrangements predominantly consist of operating leases for premises and equipment; the Corporation's financing leases are not significant.
The table below provides information on the right-of-use assets and lease liabilities at September 30, 2024 and December 31, 2023.

Lessee Arrangements
(Dollars in millions)	September 30 2024	December 31 2023
Right-of-use assets	$8,614	$9,150
Lease liabilities	9,247	9,782

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
Offsetting of Securities Financing Agreements
The Securities Financing Agreements table presents securities financing agreements included on the Consolidated Balance Sheet in federal funds sold and securities borrowed or purchased under agreements to resell, and in federal funds purchased and securities loaned or sold under agreements to repurchase at September 30, 2024 and December 31, 2023. Balances are presented on a gross basis, prior to the application of counterparty netting. Gross assets and liabilities are adjusted on an aggregate basis to take into consideration the effects of legally enforceable master netting agreements. For more information on the offsetting of derivatives, see Note 3 – Derivatives. For more information on the securities financing agreements and the offsetting of securities financing transactions, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.

Securities Financing Agreements

	Gross Assets/Liabilities (1)	Amounts Offset	Net Balance Sheet Amount	Financial Instruments (2)	Net Assets/Liabilities
(Dollars in millions)	September 30, 2024
Securities borrowed or purchased under agreements to resell (3)	$787,415	$(449,709)	$337,706	$(308,690)	$29,016
Securities loaned or sold under agreements to repurchase	$847,667	$(449,709)	$397,958	$(380,426)	$17,532
Other (4)	13,983	—	13,983	(13,983)	—
Total	$861,650	$(449,709)	$411,941	$(394,409)	$17,532

	December 31, 2023
Securities borrowed or purchased under agreements to resell (3)	$703,641	$(423,017)	$280,624	$(257,541)	$23,083
Securities loaned or sold under agreements to repurchase	$706,904	$(423,017)	$283,887	$(272,285)	$11,602
Other (4)	10,066	—	10,066	(10,066)	—
Total	$716,970	$(423,017)	$293,953	$(282,351)	$11,602
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
(3)Excludes repurchase activity of $14.1 billion and $8.7 billion reported in loans and leases on the Consolidated Balance Sheet for September 30, 2024 and December 31, 2023.
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

83 Bank of America

Remaining Contractual Maturity

	Overnight and Continuous	30 Days or Less	After 30 Days Through 90 Days	Greater than 90 Days (1)	Total
(Dollars in millions)	September 30, 2024
Securities sold under agreements to repurchase	$323,926	$237,173	$91,057	$96,004	$748,160
Securities loaned	88,912	513	739	9,343	99,507
Other	13,983	—	—	—	13,983
Total	$426,821	$237,686	$91,796	$105,347	$861,650

	December 31, 2023
Securities sold under agreements to repurchase	$234,974	$228,627	$85,176	$75,020	$623,797
Securities loaned	76,580	139	618	5,770	83,107
Other	10,066	—	—	—	10,066
Total	$321,620	$228,766	$85,794	$80,790	$716,970
(1)No agreements have maturities greater than four years.

Class of Collateral Pledged

	Securities Sold Under Agreements to Repurchase	Securities Loaned	Other	Total
(Dollars in millions)	September 30, 2024
U.S. government and agency securities	$434,687	$72	$16	$434,775
Corporate securities, trading loans and other	33,793	2,486	9	36,288
Equity securities	28,978	96,945	13,958	139,881
Non-U.S. sovereign debt	245,645	4	—	245,649
Mortgage trading loans and ABS	5,057	—	—	5,057
Total	$748,160	$99,507	$13,983	$861,650

	December 31, 2023
U.S. government and agency securities	$352,950	$34	$38	$353,022
Corporate securities, trading loans and other	23,242	1,805	661	25,708
Equity securities	11,517	81,266	9,367	102,150
Non-U.S. sovereign debt	231,140	2	—	231,142
Mortgage trading loans and ABS	4,948	—	—	4,948
Total	$623,797	$83,107	$10,066	$716,970
Collateral
The Corporation accepts securities and loans as collateral that it is permitted by contract or practice to sell or repledge. At September 30, 2024 and December 31, 2023, the fair value of this collateral was $976.0 billion and $911.3 billion, of which $944.6 billion and $870.9 billion were sold or repledged. The primary source of this collateral is securities borrowed or purchased under agreements to resell. For more information on collateral, see Note 10 – Securities Financing Agreements, Short-term Borrowings, Collateral and Restricted Cash to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
Restricted Cash
At September 30, 2024 and December 31, 2023, the Corporation held restricted cash included within cash and cash equivalents on the Consolidated Balance Sheet of $6.8 billion and $5.6 billion, predominantly related to cash segregated in compliance with securities regulations and cash held on deposit with central banks to meet reserve requirements.
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
Credit Extension Commitments
The Corporation enters into commitments to extend credit such as loan commitments, standby letters of credit (SBLCs) and commercial letters of credit to meet the financing needs of its customers. The following table includes the notional amount of unfunded legally binding lending commitments net of amounts distributed (i.e., syndicated or participated) to other financial institutions. The distributed amounts were $10.3 billion at both September 30, 2024 and December 31, 2023. The carrying value of the Corporation’s credit extension commitments at September 30, 2024 and December 31, 2023, excluding commitments accounted for under the fair value option, was $1.1 billion and $1.2 billion, which predominantly related to the reserve for unfunded lending commitments. The carrying value of these commitments is classified in accrued expenses and other liabilities on the Consolidated Balance Sheet.
Legally binding commitments to extend credit generally have specified rates and maturities. Certain of these commitments have adverse change clauses that help to protect the Corporation against deterioration in the borrower’s ability to pay. The following table includes the notional amount of commitments of $2.5 billion and $2.6 billion at September 30, 2024 and December 31, 2023 that are accounted for under the fair value option. However, the table excludes the cumulative net fair value for these commitments of $66 million and $67 million at September 30, 2024 and December 31, 2023, which

Bank of America 84

is classified in accrued expenses and other liabilities. For more information regarding the Corporation’s loan commitments accounted for under the fair value option, see Note 15 – Fair Value Option.

Credit Extension Commitments

	Expire in One Year or Less	Expire After One Year Through Three Years	Expire After Three Years Through Five Years	Expire After Five Years	Total
(Dollars in millions)	September 30, 2024
Notional amount of credit extension commitments
Loan commitments (1)	$124,541	$231,044	$188,204	$17,446	$561,235
Home equity lines of credit	3,451	10,393	9,264	21,620	44,728
Standby letters of credit and financial guarantees (2)	22,803	9,103	3,469	479	35,854
Letters of credit	643	160	70	44	917
Other commitments (3)	17	35	106	1,032	1,190
Legally binding commitments	151,455	250,735	201,113	40,621	643,924
Credit card lines (4)	454,383	—	—	—	454,383
Total credit extension commitments	$605,838	$250,735	$201,113	$40,621	$1,098,307

	December 31, 2023
Notional amount of credit extension commitments
Loan commitments (1)	$124,298	$198,818	$193,878	$15,386	$532,380
Home equity lines of credit	2,775	9,182	11,195	21,975	45,127
Standby letters of credit and financial guarantees (2)	21,067	9,633	2,693	652	34,045
Letters of credit	873	207	66	29	1,175
Other commitments (3)	17	50	108	1,035	1,210
Legally binding commitments	149,030	217,890	207,940	39,077	613,937
Credit card lines (4)	440,328	—	—	—	440,328
Total credit extension commitments	$589,358	$217,890	$207,940	$39,077	$1,054,265
(1)     At September 30, 2024 and December 31, 2023, $4.0 billion and $3.1 billion of these loan commitments were held in the form of a security.
(2) The notional amounts of SBLCs and financial guarantees classified as investment grade and non-investment grade based on the credit quality of the underlying reference name within the instrument were $24.8 billion and $10.2 billion at September 30, 2024, and $23.6 billion and $9.7 billion at December 31, 2023. Amounts in the table include consumer SBLCs of $883 million and $744 million at September 30, 2024 and December 31, 2023.
(3)     Primarily includes second-loss positions on lease-end residual value guarantees.
(4)     Includes business card unused lines of credit.
Other Commitments
At September 30, 2024 and December 31, 2023, the Corporation had commitments to purchase loans (e.g., residential mortgage and commercial real estate) of $451 million and $822 million, which upon settlement will be included in trading account assets, loans or LHFS, and commitments to purchase commercial loans of $6.9 billion and $420 million, which upon settlement will be included in trading account assets.
At September 30, 2024 and December 31, 2023, the Corporation had commitments to enter into resale and forward-dated resale and securities borrowing agreements of $129.4 billion and $117.0 billion, and commitments to enter into forward-dated repurchase and securities lending agreements of $113.1 billion and $63.0 billion. A significant portion of these commitments will expire within the next 12 months.
At both September 30, 2024 and December 31, 2023, the Corporation had a commitment to originate or purchase up to $4.0 billion, on a rolling 12-month basis, of auto loans and leases from a strategic partner. This commitment extends through November 2026 and can be terminated with 12 months prior notice.
At September 30, 2024 and December 31, 2023, the Corporation had unfunded equity investment commitments of $444 million and $477 million.

As a Federal Reserve member bank, the Corporation is required to subscribe to a certain amount of shares issued by its Federal Reserve district bank, which pays cumulative dividends at a prescribed rate. At both September 30, 2024 and December 31, 2023, the Corporation had paid $5.4 billion for half of its subscribed shares, with the remaining half subject to call by the Federal Reserve district bank board, which the Corporation believes is remote.
Other Guarantees
Bank-owned Life Insurance Book Value Protection
The Corporation sells products that offer book value protection to insurance carriers who offer group life insurance policies to corporations, primarily banks. At September 30, 2024 and December 31, 2023, the notional amount of these guarantees totaled $3.3 billion and $3.8 billion. At September 30, 2024 and December 31, 2023, the Corporation’s maximum exposure related to these guarantees totaled $505 million and $577 million, with estimated maturity dates between 2034 and 2037.
Merchant Services
The Corporation in its role as merchant acquirer or as a sponsor of other merchant acquirers may be held liable for any reversed charges that cannot be collected from the merchants due to,

85 Bank of America

among other things, merchant fraud or insolvency. If charges are properly reversed after a purchase and cannot be collected from either the merchants or merchant acquirers, the Corporation may be held liable for these reversed charges. The ability to reverse a charge is primarily governed by the applicable payment network rules and regulations, which include, but are not limited to, the type of charge, type of payment used and time limits. The total amount of transactions subject to reversal under payment network rules and regulations processed for the preceding six-month period, which was approximately $195 billion, is an estimate of the Corporation’s maximum potential exposure as of September 30, 2024. The Corporation’s risk in this area primarily relates to circumstances where a cardholder has purchased goods or services for future delivery. The Corporation mitigates this risk by requiring cash deposits, guarantees, letters of credit or other types of collateral from certain merchants. The Corporation’s reserves for contingent losses, and the losses incurred related to the merchant processing activity were not significant.
Representations and Warranties Obligations and Corporate Guarantees
For more information on representations and warranties obligations and corporate guarantees, see Note 12 – Commitments and Contingencies to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.
The reserve for representations and warranties obligations and corporate guarantees was $276 million and $604 million at September 30, 2024 and December 31, 2023 and is included in accrued expenses and other liabilities on the Consolidated Balance Sheet, and the related provision is included in other income in the Consolidated Statement of Income. The representations and warranties reserve represents the Corporation’s best estimate of incurred losses, is based on its experience in previous negotiations, and is subject to judgment, a variety of assumptions and known or unknown uncertainties. Future representations and warranties losses may occur in excess of the amounts recorded for these exposures; however, the Corporation does not expect such amounts to be material to the Corporation's financial condition and liquidity. See Litigation and Regulatory Matters below for the Corporation's combined range of possible loss in excess of the reserve for representations and warranties and the accrued liability for litigation.
Fixed Income Clearing Corporation Sponsored Member Repo Program
The Corporation acts as a sponsoring member in a repo program whereby the Corporation clears certain eligible resale and repurchase agreements through the Government Securities Division of the Fixed Income Clearing Corporation on behalf of clients that are sponsored members in accordance with the Fixed Income Clearing Corporation’s rules. As part of this program, the Corporation guarantees the payment and performance of its sponsored members to the Fixed Income Clearing Corporation. The Corporation’s guarantee obligation is secured by a security interest in cash or high-quality securities collateral placed by clients with the clearinghouse and therefore, the potential for the Corporation to incur significant losses under this arrangement is remote. The Corporation’s maximum potential exposure, without taking into consideration the related collateral, was $197.7 billion and $132.5 billion at September 30, 2024 and December 31, 2023.
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
Other Contingencies
In 2023, the Federal Deposit Insurance Corporation (FDIC) issued a final rule to impose a special assessment to recover certain estimated losses to the Deposit Insurance Fund (DIF) arising from the closures of Silicon Valley Bank and Signature Bank. The estimated losses will be recovered through quarterly special assessments collected from certain insured depository institutions, including the Corporation, and collection began during the three months ended June 30, 2024. As of September 30, 2024 and December 31, 2023, the Corporation’s accrual for its estimated share of the FDIC special assessment was $2.2 billion and $2.1 billion. The Corporation continues to monitor the FDIC’s estimated loss to the DIF, which could affect the amount of its accrued liability.
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
As a matter develops, the Corporation, in conjunction with any outside counsel handling the matter, evaluates whether such matter presents a loss contingency that is probable and estimable, and, for the matters disclosed below and in the prior commitments and contingencies disclosure, whether a loss in excess of any accrued liability is reasonably possible in future periods. Once the loss contingency is deemed to be both probable and estimable, the Corporation will establish an accrued liability and record a corresponding amount of litigation-related expense. The Corporation continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. Excluding expenses of internal and external legal service providers, litigation and regulatory investigation-related expense of $38 million and $188 million was recognized for the three and nine months ended September 30, 2024 compared to $76 million and $442 million for the same periods in 2023.

Bank of America 86

For any matter disclosed in this Note and in the prior commitments and contingencies disclosure for which a loss in future periods is reasonably possible and estimable (whether in excess of an accrued liability or where there is no accrued liability) and for representations and warranties exposures, the Corporation’s estimated range of possible loss is $0 to $0.8 billion in excess of the accrued liability, if any, as of September 30, 2024.
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
Information is provided below and in the prior commitments and contingencies disclosure regarding the nature of the litigation or other contingency and, where specified, associated claimed damages. Based on current knowledge, and taking into account accrued liabilities, management does not believe that loss contingencies arising from pending matters, including the matters described below and in the prior commitments and contingencies disclosure, will have a material adverse effect on the consolidated financial condition or liquidity of the Corporation. However, in light of the significant judgment, variety of assumptions and uncertainties involved in those matters, some of which are beyond the Corporation’s control, and the very large or indeterminate damages sought in some of those matters, an adverse outcome in one or more of those matters could be material to the Corporation’s business or results of operations for any particular reporting period, or cause significant reputational harm.
Bank Secrecy Act/Anti-Money Laundering and Economic Sanctions Compliance
The Corporation has been engaged with several of its federal regulators in relation to certain aspects of the Corporation’s Bank Secrecy Act/anti-money laundering and sanctions compliance programs (Programs), including transaction monitoring, training, governance, and customer due diligence. In cooperation with regulators, the Corporation has been, and plans to continue, implementing enhancements to these Programs. The Corporation is continuing discussions with its regulators about the Programs, and resolution of these discussions may include one or more public orders by the regulators. Based on these discussions, the Corporation does not expect these issues relating to the Programs will have a material adverse financial impact on the Corporation.
CFPB Inquiry Related to Processing Electronic Payments
The Corporation has been responding to an inquiry from the Consumer Financial Protection Bureau (CFPB) regarding the Corporation’s processing of electronic payments of funds through the Zelle network. The CFPB staff has initiated discussions with the Corporation to pursue a resolution of the inquiry or file an enforcement action. The Corporation is evaluating next steps, including litigation.

Deposit Insurance Assessment
On July 1, 2024, the district court judge vacated the magistrate judge’s April 2023 report and recommendation for resolving the parties’ cross-motions for summary judgment, and asked the parties to file new motions, in light of a recent Supreme Court decision. The parties subsequently filed their new summary judgment motions which are pending.
Unemployment Insurance Prepaid Cards
In connection with the multidistrict litigation (MDL) in the U.S. District Court for the Southern District of California, in response to BANA’s partial motion to dismiss, the court dismissed certain claims in the amended complaint and allowed others to proceed, including claims under the Electronic Funds Transfer Act.
NOTE 11 Shareholders’ Equity
Common Stock

Declared Quarterly Cash Dividends on Common Stock (1)

Declaration Date	Record Date	Payment Date	Dividend Per Share
October 16, 2024	December 6, 2024	December 27, 2024	$0.26
July 24, 2024	September 6, 2024	September 27, 2024	0.26
April 25, 2024	June 7, 2024	June 28, 2024	0.24
January 31, 2024	March 1, 2024	March 29, 2024	0.24
(1) In 2024, and through October 29, 2024.
During the three and nine months ended September 30, 2024, the Corporation repurchased and retired 88 million and 253 million shares of common stock, which reduced shareholders’ equity by $3.5 billion and $9.6 billion, including excise taxes.
During the nine months ended September 30, 2024, in connection with employee stock plans, the Corporation issued 74 million shares of its common stock and, to satisfy tax withholding obligations, repurchased 28 million shares of common stock. At September 30, 2024, the Corporation had reserved 551 million unissued shares of common stock for future issuances under employee stock plans, convertible notes and preferred stock.
On October 16, 2024, the Board of Directors declared a quarterly common stock dividend of $0.26 per share.
Preferred Stock
During the three months ended September 30, 2024, June 30, 2024 and March 31, 2024, the Corporation declared $510 million, $310 million and $532 million of cash dividends on preferred stock, or a total of $1.4 billion for the nine months ended September 30, 2024. During the three months ended September 30, 2024, the Corporation fully redeemed Series X for $2.0 billion, and during the three months ended June 30, 2024, the Corporation fully redeemed Series U for $1.0 billion and Series JJ for $854 million. Additionally, on October 23, 2024, the Corporation fully redeemed Series Z for $1.4 billion. For more information on the Corporation’s preferred stock, including liquidation preference, dividend requirements and redemption period, see Note 13 – Shareholders’ Equity to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.

87 Bank of America

NOTE 12 Accumulated Other Comprehensive Income (Loss)
The table below presents the changes in accumulated OCI after-tax for the nine months ended September 30, 2024 and 2023.

(Dollars in millions)	Debt Securities	Debit Valuation Adjustments	Derivatives	Employee Benefit Plans	Foreign Currency	Total
Balance, December 31, 2022	$(2,983)	$(881)	$(11,935)	$(4,309)	$(1,048)	$(21,156)
Net change	81	(419)	(317)	25	(6)	(636)
Balance, September 30, 2023	$(2,902)	$(1,300)	$(12,252)	$(4,284)	$(1,054)	$(21,792)

Balance, December 31, 2023	$(2,410)	$(1,567)	$(8,016)	$(4,748)	$(1,047)	$(17,788)
Net change	444	(135)	3,100	75	(30)	3,454
Balance, September 30, 2024	$(1,966)	$(1,702)	$(4,916)	$(4,673)	$(1,077)	$(14,334)
The table below presents the net change in fair value recorded in accumulated OCI, net realized gains and losses reclassified into earnings and other changes for each component of OCI pre- and after-tax for the nine months ended September 30, 2024 and 2023.

	Pretax	Tax effect	After- tax	Pretax	Tax effect	After- tax
	Nine Months Ended September 30
(Dollars in millions)	2024			2023
Debt securities:
Net increase (decrease) in fair value	$581	$(142)	$439	$(306)	$84	$(222)
Net realized (gains) losses reclassified into earnings (1)	6	(1)	5	404	(101)	303
Net change	587	(143)	444	98	(17)	81
Debit valuation adjustments:
Net increase (decrease) in fair value	(191)	48	(143)	(560)	136	(424)
Net realized (gains) losses reclassified into earnings (1)	12	(4)	8	7	(2)	5
Net change	(179)	44	(135)	(553)	134	(419)
Derivatives:
Net increase (decrease) in fair value	1,851	(464)	1,387	(1,027)	261	(766)
Reclassifications into earnings:
Net interest income	2,163	(542)	1,621	616	(153)	463
Market making and similar activities	146	(35)	111	—	—	—
Compensation and benefits expense	(25)	6	(19)	(18)	4	(14)
Net realized (gains) losses reclassified into earnings	2,284	(571)	1,713	598	(149)	449
Net change	4,135	(1,035)	3,100	(429)	112	(317)
Employee benefit plans:
Net actuarial losses and other reclassified into earnings (2)	98	(23)	75	36	(11)	25
Net change	98	(23)	75	36	(11)	25
Foreign currency:
Net increase (decrease) in fair value	33	(70)	(37)	80	(75)	5
Net realized (gains) losses reclassified into earnings (1)	41	(34)	7	(44)	33	(11)
Net change	74	(104)	(30)	36	(42)	(6)
Total other comprehensive income (loss)	$4,715	$(1,261)	$3,454	$(812)	$176	$(636)
(1)    Reclassifications of pretax debt securities, DVA and foreign currency (gains) losses are recorded in other income in the Consolidated Statement of Income.
(2)    Reclassifications of pretax employee benefit plan costs are recorded in other general operating expense in the Consolidated Statement of Income.

Bank of America 88

NOTE 13 Earnings Per Common Share
The calculation of earnings per common share (EPS) and diluted EPS for the three and nine months ended September 30, 2024 and 2023 is presented below. For more information on the calculation of EPS, see Note 1 – Summary of Significant Accounting Principles to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K.

	Three Months Ended September 30		Nine Months Ended September 30
(In millions, except per share information)	2024	2023	2024	2023
Earnings per common share
Net income	$6,896	$7,802	$20,467	$23,371
Preferred stock dividends	(516)	(532)	(1,363)	(1,343)
Net income applicable to common shareholders	$6,380	$7,270	$19,104	$22,028
Average common shares issued and outstanding	7,818.0	8,017.1	7,894.7	8,041.3
Earnings per common share	$0.82	$0.91	$2.42	$2.74

Diluted earnings per common share
Net income applicable to common shareholders	$6,380	$7,270	$19,104	$22,028
Add preferred stock dividends due to assumed conversions	—	—	—	167
Net income allocated to common shareholders	$6,380	$7,270	$19,104	$22,195
Average common shares issued and outstanding	7,818.0	8,017.1	7,894.7	8,041.3
Dilutive potential common shares (1)	84.1	58.8	70.3	112.1
Total diluted average common shares issued and outstanding	7,902.1	8,075.9	7,965.0	8,153.4
Diluted earnings per common share	$0.81	$0.90	$2.40	$2.72
(1)Includes incremental dilutive shares from preferred stock, restricted stock units, restricted stock and warrants.
For the three and nine months ended September 30, 2024 and the three months ended September 30, 2023, 62 million average dilutive potential common shares associated with the Series L preferred stock were antidilutive, whereas they were included in the diluted share count under the “if-converted” method for the nine months ended September 30, 2023.
NOTE 14 Fair Value Measurements
Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Corporation determines the fair values of its financial instruments under applicable accounting standards and conducts a review of fair value hierarchy classifications on a quarterly basis. Transfers into or out of fair value hierarchy classifications are made if the significant inputs used in the financial models measuring the fair values of the assets and liabilities become unobservable or observable in the current marketplace. During the nine months ended September 30, 2024, there were no changes to valuation approaches or techniques that had, or are expected to have, a material impact on the Corporation’s consolidated financial position or results of operations.
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
Recurring Fair Value
Assets and liabilities carried at fair value on a recurring basis at September 30, 2024 and December 31, 2023, including financial instruments that the Corporation accounts for under the fair value option, are summarized in the following tables.

89 Bank of America

	September 30, 2024
	Fair Value Measurements
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustments (1)	Assets/Liabilities at Fair Value
Assets
Time deposits placed and other short-term investments	$1,174	$—	$—	$—	$1,174
Federal funds sold and securities borrowed or purchased under agreements to resell	—	523,687	—	(347,458)	176,229
Trading account assets:
U.S. Treasury and government agencies	61,516	154	—	—	61,670
Corporate securities, trading loans and other	—	47,761	1,800	—	49,561
Equity securities	85,151	35,041	251	—	120,443
Non-U.S. sovereign debt	13,665	40,876	341	—	54,882
Mortgage trading loans, MBS and ABS:
U.S. government-sponsored agency guaranteed	—	45,272	4	—	45,276
Mortgage trading loans, ABS and other MBS	—	9,273	1,030	—	10,303
Total trading account assets (2)	160,332	178,377	3,426	—	342,135
Derivative assets	20,477	283,198	3,652	(273,145)	34,182
AFS debt securities:
U.S. Treasury and government agencies	209,247	948	—	—	210,195
Mortgage-backed securities:
Agency	—	34,594	—	—	34,594
Agency-collateralized mortgage obligations	—	16,504	—	—	16,504
Non-agency residential	—	75	221	—	296
Commercial	—	18,793	193	—	18,986
Non-U.S. securities	1,006	21,831	77	—	22,914
Other taxable securities	—	2,609	—	—	2,609
Tax-exempt securities	—	9,621	—	—	9,621
Total AFS debt securities	210,253	104,975	491	—	315,719
Other debt securities carried at fair value:
U.S. Treasury and government agencies	2,384	—	—	—	2,384
Non-agency residential MBS	—	129	137	—	266
Non-U.S. and other securities	793	6,274	—	—	7,067
Total other debt securities carried at fair value	3,177	6,403	137	—	9,717
Loans and leases	—	4,086	86	—	4,172
Loans held-for-sale	—	2,985	156	—	3,141
Other assets (3)	11,617	3,889	1,748	—	17,254
Total assets (4)	$407,030	$1,107,600	$9,696	$(620,603)	$903,723
Liabilities
Interest-bearing deposits in U.S. offices	$—	$443	$—	$—	$443
Federal funds purchased and securities loaned or sold under agreements to repurchase	—	590,889	—	(347,458)	243,431
Trading account liabilities:
U.S. Treasury and government agencies	14,676	217	—	—	14,893
Equity securities	36,574	6,224	8	—	42,806
Non-U.S. sovereign debt	13,865	12,498	—	—	26,363
Corporate securities and other	—	14,173	71	—	14,244
Mortgage trading loans and ABS	—	10	—	—	10
Total trading account liabilities	65,115	33,122	79	—	98,316
Derivative liabilities	21,189	297,058	5,811	(280,927)	43,131
Short-term borrowings	—	6,478	—	—	6,478
Accrued expenses and other liabilities	12,319	3,707	10	—	16,036
Long-term debt	—	52,975	579	—	53,554
Total liabilities (4)	$98,623	$984,672	$6,479	$(628,385)	$461,389
(1)Amounts represent the impact of legally enforceable master netting agreements and also cash collateral held or placed with the same counterparties.
(2)Includes securities with a fair value of $18.7 billion that were segregated in compliance with securities regulations or deposited with clearing organizations. This amount is included in the parenthetical disclosure on the Consolidated Balance Sheet. Trading account assets also includes certain commodities inventory of $97 million that is accounted for at the lower of cost or net realizable value, which is the current selling price less any costs to sell.
(3)Includes MSRs, which are classified as Level 3 assets, of $919 million.
(4)Total recurring Level 3 assets were 0.29 percent of total consolidated assets, and total recurring Level 3 liabilities were 0.21 percent of total consolidated liabilities.

Bank of America 90

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
The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2024 and 2023, including net realized and unrealized gains (losses) included in earnings and accumulated OCI. Transfers into Level 3 occur primarily due to decreased price observability, and transfers out of Level 3 occur primarily due to increased price observability. Transfers occur on a regular basis for long-term debt instruments due to changes in the impact of unobservable inputs on the value of the embedded derivative in relation to the instrument as a whole.

91 Bank of America

Level 3 – Fair Value Measurements (1)

	Balance June 30	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Three Months Ended September 30, 2024
Trading account assets:
Corporate securities, trading loans and other	$1,816	$80	$—	$210	$(194)	$21	$(282)	$166	$(17)	$1,800	$29
Equity securities	231	2	—	27	(15)	—	—	35	(29)	251	1
Non-U.S. sovereign debt	323	6	5	2	(11)	—	(3)	19	—	341	6
Mortgage trading loans, MBS and ABS	973	(33)	—	87	(68)	—	(13)	128	(40)	1,034	(32)
Total trading account assets	3,343	55	5	326	(288)	21	(298)	348	(86)	3,426	4
Net derivative assets (liabilities) (4)	(2,366)	409	—	264	(413)	—	(148)	(86)	181	(2,159)	562
AFS debt securities:
Non-agency residential MBS	133	(2)	12	—	—	—	(3)	94	(13)	221	(3)
Commercial MBS	170	—	—	25	—	—	(2)	—	—	193	—
Non-U.S. and other taxable securities	78	1	—	—	—	—	(4)	4	(2)	77	—
Total AFS debt securities	381	(1)	12	25	—	—	(9)	98	(15)	491	(3)
Other debt securities carried at fair value – Non-agency residential MBS	53	4	—	—	—	—	—	80	—	137	5
Loans and leases (5,6)	89	2	—	—	—	—	(5)	—	—	86	2
Loans held-for-sale (5)	133	9	—	25	—	—	(11)	—	—	156	5
Other assets (6,7)	1,700	46	5	58	(6)	24	(79)	—	—	1,748	15
Trading account liabilities – Equity securities	(11)	6	—	—	—	—	1	(4)	—	(8)	6
Trading account liabilities – Corporate securities and other	(72)	(10)	—	(1)	(1)	—	14	(1)	—	(71)	(12)
Short-term borrowings (5)	(8)	1	—	—	—	—	7	—	—	—	1
Accrued expenses and other liabilities (5)	(8)	(3)	—	—	—	—	1	—	—	(10)	(3)
Long-term debt (5)	(588)	4	(2)	—	—	—	7	—	—	(579)	4

Three Months Ended September 30, 2023
Federal funds sold and securities borrowed or purchased under agreements to resell	$7	$—	$—	$—	$—	$—	$—	$—	$(7)	$—	$—
Trading account assets:
Corporate securities, trading loans and other	2,100	53	(1)	112	(17)	—	(149)	137	(79)	2,156	16
Equity securities	159	45	—	4	(3)	—	(47)	51	(31)	178	(3)
Non-U.S. sovereign debt	568	16	(14)	2	(3)	—	(203)	—	—	366	16
Mortgage trading loans, MBS and ABS	1,233	(10)	—	40	(101)	—	(8)	90	(35)	1,209	(12)
Total trading account assets	4,060	104	(15)	158	(124)	—	(407)	278	(145)	3,909	17
Net derivative assets (liabilities) (4)	(4,997)	1,445	(235)	613	(395)	—	(577)	(315)	1	(4,460)	1,369
AFS debt securities:
Non-agency residential MBS	288	(2)	(6)	—	—	—	(2)	—	—	278	(2)
Non-U.S. and other taxable securities	184	4	—	—	—	—	(86)	4	—	106	2
Tax-exempt securities	51	—	—	—	—	—	—	—	—	51	—
Total AFS debt securities	523	2	(6)	—	—	—	(88)	4	—	435	—
Other debt securities carried at fair value – Non-agency residential MBS	88	(3)	—	—	—	—	(1)	—	(14)	70	(3)
Loans and leases (5,6)	147	11	—	—	—	—	(29)	—	(22)	107	11
Loans held-for-sale (5)	188	(2)	(2)	—	(4)	—	(9)	—	—	171	(4)
Other assets (6,7)	1,809	115	(8)	168	(303)	27	(82)	—	—	1,726	83
Trading account liabilities – Equity securities	—	—	—	—	—	—	—	(12)	—	(12)	—
Trading account liabilities – Corporate securities and other	(49)	5	—	(1)	—	—	—	(27)	—	(72)	(1)
Short-term borrowings (5)	(11)	(1)	—	—	—	(6)	7	—	—	(11)	(1)
Accrued expenses and other liabilities (5)	(14)	8	—	—	—	—	—	—	1	(5)	8
Long-term debt (5)	(664)	3	1	—	(4)	—	24	—	—	(640)	3
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments, derivatives designated in cash flow hedges and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized gains (losses) of $20 million and $(245) million related to financial instruments still held at September 30, 2024 and 2023.
(4)Net derivative assets (liabilities) include derivative assets of $3.7 billion and $4.6 billion and derivative liabilities of $5.8 billion and $9.1 billion at September 30, 2024 and 2023.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

Bank of America 92

Level 3 – Fair Value Measurements (1)

	Balance January 1	Total Realized/Unrealized Gains (Losses) in Net Income (2)	Gains (Losses) in OCI (3)	Gross				Gross Transfers into Level 3	Gross Transfers out of Level 3	Balance September 30	Change in Unrealized Gains (Losses) in Net Income Related to Financial Instruments Still Held (2)
(Dollars in millions)				Purchases	Sales	Issuances	Settlements
Nine Months Ended September 30, 2024
Trading account assets:
Corporate securities, trading loans and other	$1,689	$104	$(3)	$501	$(322)	$44	$(748)	$681	$(146)	$1,800	$(11)
Equity securities	187	8	—	113	(52)	—	(4)	46	(47)	251	—
Non-U.S. sovereign debt	396	11	(29)	28	(16)	—	(68)	19	—	341	11
Mortgage trading loans, MBS and ABS	1,217	(56)	—	324	(539)	—	(56)	292	(148)	1,034	(76)
Total trading account assets	3,489	67	(32)	966	(929)	44	(876)	1,038	(341)	3,426	(76)
Net derivative assets (liabilities) (4)	(2,494)	915	—	758	(992)	—	(683)	(385)	722	(2,159)	(318)
AFS debt securities:
Non-agency residential MBS	273	7	59	—	—	—	(144)	156	(130)	221	5
Commercial MBS	—	(6)	1	200	—	—	(2)	—	—	193	(6)
Non-U.S. and other taxable securities	103	(6)	—	—	—	—	(18)	5	(7)	77	(2)
Total AFS debt securities	376	(5)	60	200	—	—	(164)	161	(137)	491	(3)
Other debt securities carried at fair value – Non-agency residential MBS	69	7	—	—	—	—	(20)	97	(16)	137	(12)
Loans and leases (5,6)	93	3	—	—	—	1	(11)	—	—	86	3
Loans held-for-sale (5,6)	164	7	(4)	25	—	—	(36)	—	—	156	(1)
Other assets (6,7)	1,657	186	(21)	78	(6)	97	(244)	1	—	1,748	158
Trading account liabilities – Equity securities	(12)	8	—	—	(4)	—	7	(18)	11	(8)	5
Trading account liabilities – Corporate securities and other	(39)	(28)	—	(4)	(14)	(2)	23	(7)	—	(71)	(31)
Short-term borrowings (5)	(10)	1	—	—	—	(9)	18	—	—	—	1
Accrued expenses and other liabilities (5)	(21)	(12)	—	22	—	—	1	—	—	(10)	(9)
Long-term debt (5)	(614)	35	(19)	—	—	—	20	(1)	—	(579)	36

Nine Months Ended September 30, 2023
Federal funds sold and securities borrowed or purchased under agreements to resell	$—	$—	$—	$—	$—	$—	$—	$7	$(7)	$—	$—
Trading account assets:
Corporate securities, trading loans and other	2,384	114	1	336	(172)	14	(601)	331	(251)	2,156	38
Equity securities	145	39	—	20	(47)	—	(59)	134	(54)	178	(10)
Non-U.S. sovereign debt	518	54	22	38	(9)	—	(257)	—	—	366	56
Mortgage trading loans, MBS and ABS	1,552	(38)	—	144	(303)	—	(229)	332	(249)	1,209	(50)
Total trading account assets	4,599	169	23	538	(531)	14	(1,146)	797	(554)	3,909	34
Net derivative assets (liabilities) (4)	(2,893)	(116)	(375)	1,142	(994)	—	(1,372)	(154)	302	(4,460)	(1,794)
AFS debt securities:
Non-agency residential MBS	258	1	26	—	—	—	(7)	—	—	278	1
Non-U.S. and other taxable securities	195	8	7	—	—	—	(101)	4	(7)	106	—
Tax-exempt securities	51	—	—	—	—	—	—	—	—	51	—
Total AFS debt securities	504	9	33	—	—	—	(108)	4	(7)	435	1
Other debt securities carried at fair value – Non-agency residential MBS	119	(4)	—	—	(19)	—	(5)	—	(21)	70	(3)
Loans and leases (5,6)	253	—	—	9	(50)	—	(99)	16	(22)	107	(5)
Loans held-for-sale (5,6)	232	20	2	—	(25)	—	(58)	—	—	171	10
Other assets (6,7)	1,799	223	(1)	174	(302)	71	(240)	2	—	1,726	119
Trading account liabilities – Equity securities	—	—	—	—	—	—	—	(12)	—	(12)	—
Trading account liabilities – Corporate securities and other	(58)	1	—	(2)	(2)	(1)	2	(33)	21	(72)	(2)
Short-term borrowings (5)	(14)	2	—	—	(13)	(8)	22	—	—	(11)	—
Accrued expenses and other liabilities (5)	(32)	38	—	(12)	—	—	—	—	1	(5)	21
Long-term debt (5)	(862)	154	(20)	(9)	49	—	41	—	7	(640)	158
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
(3)Includes unrealized gains (losses) in OCI on AFS debt securities, foreign currency translation adjustments, derivatives designated in cash flow hedges and the impact of changes in the Corporation’s credit spreads on long-term debt accounted for under the fair value option. Amounts include net unrealized losses of $40 million and $332 million related to financial instruments still held at September 30, 2024 and 2023.
(4)Net derivative assets (liabilities) include derivative assets of $3.7 billion and $4.6 billion and derivative liabilities of $5.8 billion and $9.1 billion at September 30, 2024 and 2023.
(5)Amounts represent instruments that are accounted for under the fair value option.
(6)Issuances represent loan originations and MSRs recognized following securitizations or whole-loan sales.
(7)Settlements primarily represent the net change in fair value of the MSR asset due to the recognition of modeled cash flows and the passage of time.

93 Bank of America

The following tables present information about significant unobservable inputs related to the Corporation’s material categories of Level 3 financial assets and liabilities at September 30, 2024 and December 31, 2023.

Quantitative Information about Level 3 Fair Value Measurements at September 30, 2024

(Dollars in millions)			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
Loans and Securities (2)
Instruments backed by residential real estate assets	$594	Discounted cash flow, Market comparables	Yield	0% to 20%	8%
Trading account assets – Mortgage trading loans, MBS and ABS	155		Prepayment speed	0% to 44% CPR	8% CPR
Loans and leases	81		Default rate	0% to 6% CDR	5% CDR
AFS debt securities – Non-agency residential	221		Price	$0 to $116	$72
Other debt securities carried at fair value – Non-agency residential	137		Loss severity	0% to 75%	26%
Instruments backed by commercial real estate assets	$449	Discounted cash flow	Yield	0% to 25%	10%
Trading account assets – Corporate securities, trading loans and other	205		Price	$0 to $103	$78
Trading account assets – Mortgage trading loans, MBS and ABS	51
AFS debt securities – Commercial	193
Commercial loans, debt securities and other	$3,002	Discounted cash flow, Market comparables	Yield	0% to 29%	15%
Trading account assets – Corporate securities, trading loans and other	1,595		Prepayment speed	10% to 20%	15%
Trading account assets – Non-U.S. sovereign debt	341		Default rate	3% to 4%	4%
Trading account assets – Mortgage trading loans, MBS and ABS	828		Loss severity	35% to 40%	37%
AFS debt securities – Non-U.S. and other taxable securities	77		Price	$0 to $157	$69
Loans and leases	5
Loans held-for-sale	156
Other assets, primarily auction rate securities	$829	Discounted cash flow, Market comparables	Price	$10 to $95	$85
			Discount rate	10%	n/a

MSRs	$919	Discounted cash flow	Weighted-average life, fixed rate (5)	0 to 12 years	6 years
			Weighted-average life, variable rate (5)	0 to 11 years	3 years
			Option-adjusted spread, fixed rate	7% to 14%	9%
			Option-adjusted spread, variable rate	9% to 15%	11%
Structured liabilities
Long-term debt	$(579)	Discounted cash flow, Market comparables, Industry standard derivative pricing (3)	Yield	18% to 28%	21%
			Price	$33 to $100	$91
			Natural gas forward price	$2/MMBtu to $7/MMBtu	$3 /MMBtu

Net derivative assets (liabilities)
Credit derivatives	$25	Discounted cash flow, Stochastic recovery correlation model	Credit spreads	3 to 94 bps	56 bps
			Prepayment speed	15% CPR	n/a
			Default rate	2% CDR	n/a
			Credit correlation	24% to 65%	50%
			Price	$0 to $97	$90
Equity derivatives	$(1,348)	Industry standard derivative pricing (3)	Equity correlation	0% to 100%	61%
			Long-dated equity volatilities	1% to 116%	33%
Commodity derivatives	$(694)	Discounted cash flow, Industry standard derivative pricing (3)	Natural gas forward price	$2/MMBtu to $7/MMBtu	$3 /MMBtu
			Power forward price	$23 to $96	$44

Interest rate derivatives	$(142)	Industry standard derivative pricing (4)	Correlation (IR/IR)	(35)% to 70%	49%
			Correlation (FX/IR)	(25)% to 58%	33%
			Long-dated inflation rates	(1)% to 12%	1%
			Long-dated inflation volatilities	0% to 5%	3%
			Interest rate volatilities	0% to 4%	0%
Total net derivative assets (liabilities)	$(2,159)
(1)For loans and securities, structured liabilities and net derivative assets (liabilities), the weighted average is calculated based upon the absolute fair value of the instruments.
(2)The categories are aggregated based upon product type, which differs from financial statement classification. The following is a reconciliation to the line items in the table on page 90: Trading account assets – Corporate securities, trading loans and other of $1.8 billion, Trading account assets – Non-U.S. sovereign debt of $341 million, Trading account assets – Mortgage trading loans, MBS and ABS of $1.0 billion, AFS debt securities of $491 million, Other debt securities carried at fair value - Non-agency residential of $137 million, Other assets, including MSRs, of $1.7 billion, Loans and leases of $86 million and LHFS of $156 million.
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
Nonrecurring Fair Value
The Corporation holds certain assets that are measured at fair value only in certain situations (e.g., the impairment of an asset), and these measurements are referred to herein as nonrecurring. The amounts below represent assets still held as of the reporting date for which a nonrecurring fair value adjustment was recorded during the three and nine months ended September 30, 2024 and 2023.

Assets Measured at Fair Value on a Nonrecurring Basis

	September 30, 2024		Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
(Dollars in millions)	Level 2	Level 3	Gains (Losses)
Assets
Loans held-for-sale	$795	$2,685	$(62)	$(160)
Loans and leases (1)	—	89	(10)	(26)
Foreclosed properties (2, 3)	—	149	(17)	(15)
Other assets (4)	1	274	—	(40)

	September 30, 2023		Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Assets
Loans held-for-sale	$276	$3,066	$(28)	$(95)
Loans and leases (1)	—	129	(15)	(36)
Foreclosed properties (2, 3)	—	44	1	(2)
Other assets (4)	31	905	(182)	(189)
(1)Includes $3 million and $7 million of losses on loans that were written down to a collateral value of zero during the three and nine months ended September 30, 2024 compared to losses of $4 million and $8 million for the same periods in 2023.
(2)Amounts are included in other assets on the Consolidated Balance Sheet and represent the carrying value of foreclosed properties that were written down subsequent to their initial classification as foreclosed properties. Losses on foreclosed properties include losses recorded during the first 90 days after transfer of a loan to foreclosed properties.
(3)Excludes $19 million and $33 million of properties acquired upon foreclosure of certain government-guaranteed loans (principally FHA-insured loans) at September 30, 2024 and 2023.
(4)Represents the fair value of certain impaired renewable energy investments.
The table below presents information about significant unobservable inputs utilized in the Corporation's nonrecurring Level 3 fair value measurements during the nine months ended September 30, 2024 and the year ended December 31, 2023.

Quantitative Information about Nonrecurring Level 3 Fair Value Measurements

			Inputs
Financial Instrument	Fair Value	Valuation Technique	Significant Unobservable Inputs	Ranges of Inputs	Weighted Average (1)
(Dollars in millions)	Nine Months Ended September 30, 2024
Loans held-for-sale	$2,685	Pricing model	Implied yield	7% to 23%	n/a
Loans and leases (2)	89	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
Other assets (3)	274	Discounted cash flow	Discount rate	7%	n/a
	Year Ended December 31, 2023
Loans held-for-sale	$2,793	Pricing model	Implied yield	7% to 23%	n/a
Loans and leases (2)	153	Market comparables	OREO discount	10% to 66%	26%
			Costs to sell	8% to 24%	9%
Other assets (3)	898	Discounted cash flow	Discount rate	7%	n/a
(1)The weighted average is calculated based upon the fair value of the loans.
(2)Represents residential mortgages where the loan has been written down to the fair value of the underlying collateral.
(3)Represents the fair value of certain impaired renewable energy investments.
n/a = not applicable
NOTE 15 Fair Value Option
The Corporation elects to account for certain financial instruments under the fair value option. For more information on the primary financial instruments for which the fair value option elections have been made, see Note 21 – Fair Value Option to the Consolidated Financial Statements of the Corporation’s 2023 Annual Report on Form 10-K. The following tables provide information about the fair value carrying amount and the contractual principal outstanding of assets and liabilities accounted for under the fair value option at September 30, 2024 and December 31, 2023, and information about where changes in the fair value of assets and liabilities accounted for under the fair value option are included in the Consolidated Statement of Income for the three and nine months ended September 30, 2024 and 2023.

Bank of America 96

Fair Value Option Elections

	September 30, 2024			December 31, 2023
(Dollars in millions)	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal	Fair Value Carrying Amount	Contractual Principal Outstanding	Fair Value Carrying Amount Less Unpaid Principal
Federal funds sold and securities borrowed or purchased under agreements to resell	$176,229	$176,255	$(26)	$133,053	$133,001	$52
Loans reported as trading account assets (1)	9,565	15,991	(6,426)	8,377	15,580	(7,203)
Trading inventory – other	13,731	n/a	n/a	25,282	n/a	n/a
Consumer and commercial loans	4,172	4,049	123	3,569	3,618	(49)
Loans held-for-sale (1)	3,141	3,784	(643)	2,059	2,873	(814)
Other assets	3,289	n/a	n/a	1,986	n/a	n/a
Long-term deposits	443	509	(66)	284	267	17
Federal funds purchased and securities loaned or sold under agreements to repurchase	243,431	243,436	(5)	178,609	178,634	(25)
Short-term borrowings	6,478	6,501	(23)	4,690	4,694	(4)
Unfunded loan commitments	66	n/a	n/a	67	n/a	n/a
Accrued expenses and other liabilities	2,066	2,201	(135)	1,341	1,347	(6)
Long-term debt	53,554	55,209	(1,655)	42,809	46,707	(3,898)
(1)A significant portion of the loans reported as trading account assets and LHFS are distressed loans that were purchased at a deep discount to par, and the remainder are loans with a fair value near contractual principal outstanding.
n/a = not applicable

Gains (Losses) Related to Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended September 30
	2024			2023
(Dollars in millions)	Market making and similar activities	Other Income	Total	Market making and similar activities	Other Income	Total
Federal funds sold and securities borrowed or purchased under agreements to resell	$169	$(2)	$167	$45	$(4)	$41
Loans reported as trading account assets	72	40	112	58	—	58
Trading inventory – other (1)	539	—	539	(900)	—	(900)
Consumer and commercial loans	30	7	37	(50)	15	(35)
Loans held-for-sale (2)	—	23	23	—	(38)	(38)
Short-term borrowings	231	—	231	(1)	—	(1)
Unfunded loan commitments	—	7	7	(1)	7	6
Accrued expenses and other liabilities	13	—	13	197	—	197
Long-term debt (3)	(877)	(4)	(881)	863	(4)	859
Other (4)	(108)	(9)	(117)	(7)	3	(4)
Total	$69	$62	$131	$204	$(21)	$183

	Nine Months Ended September 30
	2024			2023
Federal funds sold and securities borrowed or purchased under agreements to resell	$277	$(6)	$271	$27	$(12)	$15
Loans reported as trading account assets	77	40	117	208	—	208
Trading inventory – other (1)	1,320	—	1,320	2,065	—	2,065
Consumer and commercial loans	86	26	112	(189)	56	(133)
Loans held-for-sale (2)	—	6	6	—	(22)	(22)
Short-term borrowings	304	—	304	10	—	10
Unfunded loan commitments	—	(13)	(13)	(1)	27	26
Accrued expenses and other liabilities	411	—	411	246	—	246
Long-term debt (3)	(610)	(24)	(634)	361	(27)	334
Other (4)	(192)	(16)	(208)	46	—	46
Total	$1,673	$13	$1,686	$2,773	$22	$2,795
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
(4)    Includes gains (losses) on other assets, long-term deposits and federal funds purchased and securities loaned or sold under agreements to repurchase.

97 Bank of America

Gains (Losses) Related to Borrower-specific Credit Risk for Assets and Liabilities Accounted for Under the Fair Value Option

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023
Loans reported as trading account assets	$48	$19	$(16)	$55
Consumer and commercial loans	7	5	23	41
Loans held-for-sale	7	(17)	6	(17)
Unfunded loan commitments	7	7	(13)	27
Long-term debt	—	—	(3)	—
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
Fair Value of Financial Instruments
The carrying values and fair values by fair value hierarchy of certain financial instruments where only a portion of the ending balance was carried at fair value at September 30, 2024 and December 31, 2023 are presented in the table below.

Fair Value of Financial Instruments

		Fair Value
	Carrying Value	Level 2	Level 3	Total
(Dollars in millions)	September 30, 2024
Financial assets
Loans	$1,041,712	$51,661	$979,150	$1,030,811
Loans held-for-sale	10,351	7,478	2,873	10,351
Financial liabilities
Deposits (1)	1,930,352	1,932,749	—	1,932,749
Long-term debt	296,927	301,702	709	302,411
Commercial unfunded lending commitments (2)	1,166	56	3,462	3,518

	December 31, 2023
Financial assets
Loans	$1,020,281	$49,311	$949,977	$999,288
Loans held-for-sale	6,002	3,024	2,979	6,003
Financial liabilities
Deposits (1)	1,923,827	1,925,015	—	1,925,015
Long-term debt	302,204	303,070	913	303,983
Commercial unfunded lending commitments (2)	1,275	44	3,927	3,971
(1)    Includes demand deposits of $867.1 billion and $897.3 billion with no stated maturities at September 30, 2024 and December 31, 2023.
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
NOTE 17 Business Segment Information
The Corporation reports its results of operations through the following four business segments: Consumer Banking, Global Wealth & Investment Management, Global Banking and Global Markets, with the remaining operations recorded in All Other. For more information, see Note 23 – Business Segment Information to the Consolidated Financial Statements of the Corporation’s
2023 Annual Report on Form 10-K. The following tables present net income (loss) and the components thereto (with net interest income on an FTE basis for the business segments, All Other and the total Corporation) for the three and nine months ended September 30, 2024 and 2023, and total assets at September 30, 2024 and 2023 for each business segment, as well as All Other.

Bank of America 98

Results of Business Segments and All Other

At and for the three months ended September 30	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2024	2023	2024	2023	2024	2023
Net interest income	$14,114	$14,532	$8,278	$8,391	$1,709	$1,755
Noninterest income	11,378	10,788	2,140	2,081	4,053	3,566
Total revenue, net of interest expense	25,492	25,320	10,418	10,472	5,762	5,321
Provision for credit losses	1,542	1,234	1,302	1,397	7	(6)
Noninterest expense	16,479	15,838	5,534	5,256	4,340	3,950
Income before income taxes	7,471	8,248	3,582	3,819	1,415	1,377
Income tax expense	575	446	895	955	354	344
Net income	$6,896	$7,802	$2,687	$2,864	$1,061	$1,033
Period-end total assets	$3,324,293	$3,153,090	$1,026,293	$1,062,038	$328,831	$333,779

	Global Banking		Global Markets		All Other
	2024	2023	2024	2023	2024	2023
Net interest income	$3,230	$3,613	$898	$674	$(1)	$99
Noninterest income	2,604	2,590	4,732	4,268	(2,151)	(1,717)
Total revenue, net of interest expense	5,834	6,203	5,630	4,942	(2,152)	(1,618)
Provision for credit losses	229	(119)	7	(14)	(3)	(24)
Noninterest expense	2,991	2,804	3,443	3,235	171	593
Income (loss) before income taxes	2,614	3,518	2,180	1,721	(2,320)	(2,187)
Income tax expense (benefit)	719	950	632	473	(2,025)	(2,276)
Net income (loss)	$1,895	$2,568	$1,548	$1,248	$(295)	$89
Period-end total assets	$650,936	$588,578	$958,227	$864,792	$360,006	$303,903
(1)There were no material intersegment revenues.

Results of Business Segments and All Other

At and for the nine months ended September 30	Total Corporation (1)		Consumer Banking		Global Wealth & Investment Management
(Dollars in millions)	2024	2023	2024	2023	2024	2023
Net interest income	$42,166	$43,407	$24,593	$25,421	$5,216	$5,436
Noninterest income	34,839	33,637	6,197	6,281	11,711	10,442
Total revenue, net of interest expense	77,005	77,044	30,790	31,702	16,927	15,878
Provision for credit losses	4,369	3,290	3,733	3,753	1	32
Noninterest expense	50,025	48,114	16,473	16,182	12,803	11,942
Income before income taxes	22,611	25,640	10,584	11,767	4,123	3,904
Income tax expense	2,144	2,269	2,646	2,942	1,031	976
Net income	$20,467	$23,371	$7,938	$8,825	$3,092	$2,928
Period-end total assets	$3,324,293	$3,153,090	$1,026,293	$1,062,038	$328,831	$333,779

	Global Banking		Global Markets		All Other
	2024	2023	2024	2023	2024	2023
Net interest income	$9,965	$11,210	$2,349	$1,080	$43	$260
Noninterest income	7,902	7,658	14,623	14,359	(5,594)	(5,103)
Total revenue, net of interest expense	17,867	18,868	16,972	15,439	(5,551)	(4,843)
Provision for credit losses	693	(347)	(42)	(71)	(16)	(77)
Noninterest expense	8,902	8,563	10,421	9,935	1,426	1,492
Income before income taxes	8,272	10,652	6,593	5,575	(6,961)	(6,258)
Income tax expense	2,275	2,876	1,912	1,533	(5,720)	(6,058)
Net income (loss)	$5,997	$7,776	$4,681	$4,042	$(1,241)	$(200)
Period-end total assets	$650,936	$588,578	$958,227	$864,792	$360,006	$303,903
(1) There were no material intersegment revenues.

99 Bank of America

The table below presents noninterest income and the associated components for the three and nine months ended September 30, 2024 and 2023 for each business segment, All Other and the total Corporation. For more information, see Note 2 – Net Interest Income and Noninterest Income.

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Three Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023	2024	2023
Fees and commissions:
Card income
Interchange fees	$1,030	$994	$824	$789	$(5)	$(5)
Other card income	588	526	578	536	14	14
Total card income	1,618	1,520	1,402	1,325	9	9
Service charges
Deposit-related fees	1,198	1,124	631	605	12	10
Lending-related fees	354	340	—	—	12	10
Total service charges	1,552	1,464	631	605	24	20
Investment and brokerage services
Asset management fees	3,533	3,103	52	51	3,482	3,054
Brokerage fees	1,013	860	28	29	392	342
Total investment and brokerage services	4,546	3,963	80	80	3,874	3,396
Investment banking fees
Underwriting income	742	531	—	—	64	45
Syndication fees	274	209	—	—	—	—
Financial advisory services	387	448	—	—	—	—
Total investment banking fees	1,403	1,188	—	—	64	45
Total fees and commissions	9,119	8,135	2,113	2,010	3,971	3,470
Market making and similar activities	3,278	3,325	5	5	35	34
Other income (loss)	(1,019)	(672)	22	66	47	62
Total noninterest income	$11,378	$10,788	$2,140	$2,081	$4,053	$3,566

	Global Banking		Global Markets		All Other (1)
	Three Months Ended September 30
	2024	2023	2024	2023	2024	2023
Fees and commissions:
Card income
Interchange fees	$197	$194	$14	$16	$—	$—
Other card income	3	3	—	—	(7)	(27)
Total card income	200	197	14	16	(7)	(27)
Service charges
Deposit-related fees	534	490	21	19	—	—
Lending-related fees	268	264	74	66	—	—
Total service charges	802	754	95	85	—	—
Investment and brokerage services
Asset management fees	—	—	—	—	(1)	(2)
Brokerage fees	31	14	562	475	—	—
Total investment and brokerage services	31	14	562	475	(1)	(2)
Investment banking fees
Underwriting income	285	230	426	318	(33)	(62)
Syndication fees	147	117	127	92	—	—
Financial advisory services	351	396	36	53	—	(1)
Total investment banking fees	783	743	589	463	(33)	(63)
Total fees and commissions	1,816	1,708	1,260	1,039	(41)	(92)
Market making and similar activities	66	21	3,349	3,195	(177)	70
Other income (loss)	722	861	123	34	(1,933)	(1,695)
Total noninterest income	$2,604	$2,590	$4,732	$4,268	$(2,151)	$(1,717)
(1)All Other includes eliminations of intercompany transactions.

Bank of America 100

Noninterest Income by Business Segment and All Other

	Total Corporation		Consumer Banking		Global Wealth & Investment Management
	Nine Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023	2024	2023
Fees and commissions:
Card income
Interchange fees	$2,984	$2,973	$2,371	$2,350	$(16)	$(8)
Other card income	1,678	1,562	1,664	1,590	44	41
Total card income	4,662	4,535	4,035	3,940	28	33
Service charges
Deposit-related fees	3,492	3,266	1,823	1,729	33	31
Lending-related fees	1,009	972	—	—	38	26
Total service charges	4,501	4,238	1,823	1,729	71	57
Investment and brokerage services
Asset management fees	10,173	8,990	152	147	10,028	8,848
Brokerage fees	2,880	2,664	84	83	1,153	1,037
Total investment and brokerage services	13,053	11,654	236	230	11,181	9,885
Investment banking fees
Underwriting income	2,512	1,757	—	—	184	124
Syndication fees	886	620	—	—	—	—
Financial advisory services	1,134	1,186	—	—	—	—
Total investment banking fees	4,532	3,563	—	—	184	124
Total fees and commissions	26,748	23,990	6,094	5,899	11,464	10,099
Market making and similar activities	10,464	11,734	16	15	107	100
Other income (loss)	(2,373)	(2,087)	87	367	140	243
Total noninterest income	$34,839	$33,637	$6,197	$6,281	$11,711	$10,442

	Global Banking		Global Markets		All Other (1)
	Nine Months Ended September 30
	2024	2023	2024	2023	2024	2023
Fees and commissions:
Card income
Interchange fees	$578	$580	$51	$51	$—	$—
Other card income	8	7	—	—	(38)	(76)
Total card income	586	587	51	51	(38)	(76)
Service charges
Deposit-related fees	1,568	1,446	66	59	2	1
Lending-related fees	759	757	212	189	—	—
Total service charges	2,327	2,203	278	248	2	1
Investment and brokerage services
Asset management fees	—	—	—	—	(7)	(5)
Brokerage fees	70	37	1,573	1,507	—	—
Total investment and brokerage services	70	37	1,573	1,507	(7)	(5)
Investment banking fees
Underwriting income	1,011	742	1,453	1,016	(136)	(125)
Syndication fees	467	345	419	275	—	—
Financial advisory services	990	1,042	144	144	—	—
Total investment banking fees	2,468	2,129	2,016	1,435	(136)	(125)
Total fees and commissions	5,451	4,956	3,918	3,241	(179)	(205)
Market making and similar activities	212	135	10,397	11,002	(268)	482
Other income (loss)	2,239	2,567	308	116	(5,147)	(5,380)
Total noninterest income	$7,902	$7,658	$14,623	$14,359	$(5,594)	$(5,103)
(1) All other includes eliminations of intercompany transactions.

101 Bank of America

The table below presents a reconciliation of the four business segments’ total revenue, net of interest expense, on an FTE basis, and net income to the Consolidated Statement of Income, and total assets to the Consolidated Balance Sheet.

Business Segment Reconciliations

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in millions)	2024	2023	2024	2023
Segments’ total revenue, net of interest expense	$27,644	$26,938	$82,556	$81,887
Adjustments (1):
Asset and liability management activities	(183)	28	(323)	(404)
Liquidating businesses, eliminations and other	(1,969)	(1,646)	(5,228)	(4,439)
FTE basis adjustment	(147)	(153)	(465)	(422)
Consolidated revenue, net of interest expense	$25,345	$25,167	$76,540	$76,622
Segments’ total net income	7,191	7,713	21,708	23,571
Adjustments, net-of-tax (1):
Asset and liability management activities	(138)	16	(247)	(309)
Liquidating businesses, eliminations and other	(157)	73	(994)	109
Consolidated net income	$6,896	$7,802	$20,467	$23,371

			September 30
			2024	2023
Segments’ total assets			$2,964,287	$2,849,187
Adjustments (1):
Asset and liability management activities, including securities portfolio			1,251,025	1,185,910
Elimination of segment asset allocations to match liabilities			(953,618)	(945,715)
Other			62,599	63,708
Consolidated total assets			$3,324,293	$3,153,090
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The table below presents share repurchase activity for the three months ended September 30, 2024. The primary source of funds for cash distributions by the Corporation to its shareholders is dividends received from its banking subsidiaries. Each of the banking subsidiaries is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. All of the Corporation’s preferred stock outstanding has preference over the Corporation’s common stock with respect to payment of dividends.

(Dollars in millions, except per share information; shares in thousands)	Total Common Shares Repurchased (1,2)	Weighted-Average Per Share Price	Total Shares Purchased as Part of Publicly Announced Programs (2)	Remaining Buyback Authority Amounts (3)
July 1 - 31, 2024	18,876	$42.86	18,852	$5,942
August 1 - 31, 2024 (4)	45,284	38.96	43,696	23,389
September 1 - 30, 2024	25,664	39.92	25,644	22,375
Three months ended September 30, 2024	89,824	40.05	88,192
(1)Includes 1.6 million shares of the Corporation’s common stock acquired by the Corporation in connection with satisfaction of tax withholding obligations on vested restricted stock or restricted stock units and certain forfeitures and terminations of employment-related awards and for potential re-issuance to certain employees under equity incentive plans.
(2)In October 2021, the Corporation’s Board of Directors (Board) authorized the repurchase of up to $25 billion of common stock over time (2021 Authorization). Additionally, the Board authorized repurchases to offset shares awarded under equity-based compensation plans. In September 2023, the Board modified the 2021 Authorization, effective October 1, 2023, to include repurchases to offset shares awarded under equity-based compensation plans when determining the remaining repurchase authority (2023 Authorization, and together with the 2021 Authorization, the Modified Authorization). On July 24, 2024, the Board authorized a $25 billion common stock repurchase program, effective August 1, 2024 (2024 Authorization), to replace the Modified Authorization, which expired on August 1, 2024. During the three months ended September 30, 2024, pursuant to the Board’s authorizations, the Corporation repurchased approximately 88 million shares, or $3.5 billion, of its common stock, including repurchases to offset shares awarded under equity-based compensation plans. For more information, see Capital Management – CCAR and Capital Planning in the MD&A on page 21 and Note 11 – Shareholders’ Equity to the Consolidated Financial Statements.
(3)The remaining buyback authority amount for July reflects the remaining buyback authority amount under the Modified Authorization. The remaining buyback authority amounts for August and September reflect the remaining buyback authority amount under the 2024 Authorization.
(4)Total Common Shares Repurchased and Total Shares Repurchased as Part of Publicly Announced Programs include 1.8 million shares repurchased pursuant to the Modified Authorization.

The Corporation did not have any unregistered sales of equity securities during the three months ended September 30, 2024.
Item 5. Other Information
Trading Arrangements
During the fiscal quarter ended September 30, 2024, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408 of Regulation S-K) for the purchase or sale of the Corporation’s securities.
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Pursuant to Section 13(r) of the Exchange Act, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure may be required even where the activities, transactions or dealings were conducted in compliance with applicable law. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, the Corporation is not aware of any other activity, transaction or dealing by any of its affiliates during the quarter ended September 30, 2024 that requires disclosure under Section 13(r) of the Exchange Act.
During the third quarter of 2024, Bank of America, National Association (BANA), a U.S. subsidiary of Bank of America Corporation, processed 62 authorized wire payments totaling $8,268,181 pursuant to a general license issued by the U.S. Department of the Treasury’s Office of Foreign Assets Control regarding Afghanistan or governing institutions in Afghanistan. These payments for two BANA clients were processed to Afghan state-owned banks, which are subject to Executive Order 13224. 61 of the 62 authorized wire payments originated from one BANA client using two accounts. There was no measurable gross revenue or net profit to the Corporation relating to these transactions, except nominal fees received by BANA for processing payments. The Corporation may in the future engage in similar transactions for its clients to the extent permitted by U.S. law.

Bank of America 106

Item 6. Exhibits

			Incorporated by Reference
Exhibit No.	Description	Notes	Form	Exhibit	Filing Date	File No.

3.1	Restated Certificate of Incorporation, as amended and in effect on the date hereof		10-Q	3.1	4/29/22	1-6523

3.2	Amended and Restated Bylaws of the Corporation as in effect on the date hereof		10-Q	3.2	7/30/24	1-6523

22	Subsidiary Issuers of Guaranteed Securities		10-K	22	2/22/23	1-6523

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	1

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	2

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	2

101.INS	Inline XBRL Instance Document	3

101.SCH	Inline XBRL Taxonomy Extension Schema Document	1

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	1

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	1

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	1

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document	1

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Bank of America Corporation Registrant

Date:	October 29, 2024	/s/ Rudolf A. Bless
Rudolf A. Bless Chief Accounting Officer

107 Bank of America